Form 10-K
period 1993-12-31
KANSAS CITY SOUTHERN INDUSTRIES INC
filed 1994-03-22
CIK 54480

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-K

(Mark One)

   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF
           THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
           For the fiscal year ended December 31, 1993

   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
           For the transition period from __________ to ___________

            Commission file number 1-4717

                   KANSAS CITY SOUTHERN INDUSTRIES, INC.
          (Exact name of registrant as specified in its charter)

              Delaware                        44-0663509
 (State or other jurisdiction of          (I.R.S. Employer
  incorporation or organization)         Identification No.)

114 West 11th Street, Kansas City, Missouri            64105
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code (816) 556-0303


Securities registered pursuant to Section 12 (b) of the Act:

                                    Name of each exchange on
    Title of each class                 which registered

Preferred Stock, Par Value $25 Per Share,
 4% Maximum Dividend, Noncumulative           New York Stock Exchange

Common Stock, Without Par Value       New York Stock Exchange


Securities registered pursuant to Section 12 (g) of the Act:  None


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     YES [X]        NO [ ]

As of March 4, 1994, 43,369,807 shares of Common stock and 243,170 shares of voting Preferred stock were outstanding. On such date, the aggregate market value of the voting Common and Preferred stock held by non-affiliates was $1,982,638,164 (amount computed based on closing prices of Preferred and Common stock on New York Stock Exchange).

                   DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 1993 Annual Report to Stockholders for the fiscal year ended December 31, 1993, Exhibit 13.1 hereto, are incorporated by reference into Parts I, II, and IV.

Portions of the Registrant's Definitive Proxy Statement for the 1994 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 1993, are incorporated by reference into Part III.

Financial statements and related notes, together with the report of Ernst & Young, for Investors Fiduciary Trust Company for the fiscal year ended December 31, 1993, Exhibit 99.1 hereto, are incorporated by reference into
Part IV.

A listing of explanations of graphics used in the Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1993, Exhibit 99.2 hereto, are incorporated by reference into
Part II.

                  KANSAS CITY SOUTHERN INDUSTRIES, INC.
                      1993 FORM 10-K ANNUAL REPORT

                            Table of contents

                                                             Page


PART I

Item 1.     Business . . . . . . . . . . . . . . . . . . . .        1
Item 2.     Properties . . . . . . . . . . . . . . . . . . .       22
Item 3.     Legal Proceedings. . . . . . . . . . . . . . . .       25
Item 4.     Submission of Matters to a Vote of Security Holders.   26


                                 PART II

Item 5.     Market for the Registrant's Common Stock and
            Related Stockholder Matters. . . . . . . . . . .       28
Item 6.     Selected Financial Data. . . . . . . . . . . . .       28
Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . .       29
Item 8.     Financial Statements and Supplementary Data. . .       29
Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure. . . . . . .       29


                                PART III

Item 10.    Directors and Executive Officers of the Registrant .   30
Item 11.    Executive Compensation . . . . . . . . . . . . .       30
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management . . . . . . . . . . . . . . . . . . .       30
Item 13.    Certain Relationships and Related Transactions .       30


                                 PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports
            on Form 8-K. . . . . . . . . . . . . . . . . . .       31
            Signatures . . . . . . . . . . . . . . . . . . .       36

Part I

Item 1. Business

(a)  GENERAL DEVELOPMENT OF REGISTRANT BUSINESS

The major business developments of Kansas City Southern Industries, Inc. ("Registrant" or "KCSI") and the Registrant's subsidiaries for 1993 are as follows:

General

1993 Tax Legislation

On August 10, 1993, President Clinton signed into law the Omnibus Budget Reconciliation Act of 1993 ("the 1993 Tax Act"). This new tax legislation changed numerous provisions to the then existing tax law. The most significant of these changes, affect the Registrant's Transportation Services operations.

The new tax law increased the corporate tax rate from 34% to 35%.
Accordingly, the Registrant's 1993 earnings include additional income tax expense attributable to the tax rate increases retroactive to January 1, 1993. These charges, which are included in the provision for taxes on income, represent $3.4 million ($.08 per share) related to deferred tax accruals and $900,000 ($.02 per share) related to current year earnings. In addition, the new tax law included provisions for higher fuel tax rates, which resulted in an additional expense to Transportation operations during 1993 of $400,000.

Transportation Services

MidSouth Acquisition. As previously disclosed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, the Registrant and MidSouth Corporation ("MidSouth") signed a definitive merger agreement on September 21, 1992. The merger agreement provided that holders of MidSouth Common stock receive $20.50 per share in cash. The transaction was approved by both boards of directors. At its Annual Meeting of Stockholders on April 30, 1993, MidSouth stockholders approved the merger agreement and on June 4, 1993 the Interstate Commerce Commission announced their approval of the transaction. On June 10, 1993, the Registrant closed the acquisition of MidSouth pursuant to the merger agreement. The purchase price for the acquisition of the MidSouth common stock aggregated approximately $213.5 million paid in cash by the Registrant to holders of MidSouth's common stock and in connection with the exercise of certain options held by MidSouth employees and others. Liabilities were assumed in the amount of $306.9 million. The acquisition was funded with proceeds from the Registrant's $250 million credit agreement.

The MidSouth transaction, which was accounted for as a purchase, represents a significant transaction for the Registrant. Results of operations of the Registrant for the year ended December 31, 1993 include the operations of MidSouth as a consolidated subsidiary effective with the closing of the transaction.

Adjustments were recorded to appropriate asset and liability balances based upon the fair value of such assets and liabilities. Based upon these adjustments, the total purchase price exceeded the fair value of the underlying net assets by a total of approximately $98.3 million and is being amortized over a period of 40 years. Additional assets are depreciated over lives ranging from 5-35 years.

Certain unaudited proforma financial information regarding results of operations assuming the MidSouth transaction had been completed on January 1, 1993 and 1992, respectively, follows (in millions, except per share amounts):

                                              Years Ended
                                             December 31,
                                            1993       1992
Revenues                                   $  1,010.2       $    856.1
Income before cumulative effect
  of accounting changes                          98.5             67.9
Net income                                       93.4             67.9

Primary Earnings Per Share:
Before cumulative effect of
  accounting changes                       $     2.19       $     1.53
After cumulative effect of
  accounting changes                             2.08             1.53

Effective January 1, 1994, MidSouth was operationally and administratively merged into The Kansas City Southern Railway Company ("KCSR", a wholly-owned subsidiary of the Registrant).

Other Transportation Services Activity

In May 1992, KCSR signed an agreement with the Santa Fe Railway to purchase portions of its rail line in the Dallas, Texas area. The sale consists of approximately 90 miles of track and an 80 acre piggyback intermodal facility. The agreement is being implemented in phases over a two year period and will gain KCSR direct access to the Dallas/Ft. Worth markets for the first time in the Registrant's history. Phase I of this agreement was completed on October 31, 1993. Phase I included the portion of Santa Fe's line between Farmersville, Texas and a switch at Zacka Junction, Texas. Phase II is anticipated to be completed in second quarter 1994 to acquire the Zacka Junction facility.

In April 1992, KCSR signed a letter of intent for the purchase of all of the capital stock of the Graysonia, Nashville & Ashdown Railroad ("GNA") from Holnam, Inc. The GNA, which was wholly-owned by Holnam, connects with KCSR at Ashdown, Arkansas and extends 32 miles east. Acquisition of the GNA closed on December 31, 1992 and was operated in trust until ICC approval was obtained in June 1993, at which time it was merged into KCSR.

During 1993, KCSR continued emphasis of important safety and quality programs, which includes the Safety Training Observation Program (S.T.O.P. - originally established by E.I. DuPont). The S.T.O.P. program is designed to curtail employee injuries through elimination of unsafe acts in the workplace. Increased safety awareness achieved positive results during 1991-1993 with an approximate 31% reduction in Federal Railroad Administration reportable employee injuries in 1993 as compared to 1992 and an approximate 28% reduction in employee injuries in 1992 when compared to 1991. The transportation business continued its substantial commitment towards a safer work environment in 1993 and remains committed to continuing safety awareness.

Fuel costs represent approximately 7% of KCSR's operating expenses and have been declining as diesel fuel prices have decreased each of the past three years. The average 1993 price of fuel declined 8% from 1992 average prices. Fuel prices stabilized in 1992-1993 due to a general oversupply of crude oil in world petroleum markets. KCSR operations experienced lower fuel prices in 1992 and 1991, particularly in the latter half of 1991, stemming from resolution of the 1990-1991 Gulf War and stabilization of relations in the

Middle East region. Average per gallon diesel fuel prices were 7% lower in 1992 compared to 1991 and were 6% lower in 1991 compared to 1990, resulting in lower transportation operating costs. Overall fuel costs are also affected by the ratio of fuel gallons consumed to gross ton miles. This ratio had declined in both 1991 and 1992, but rose slightly in 1993 from variances in traffic mix and length of haul. Fuel efficiencies are attributable to more efficient railway operating practices related to train schedules, reallocation of locomotive power and general fuel conservation. Fuel usage was also improved by the purchase of additional new fuel efficient locomotives during the period 1989-1991, totalling 46 new SD-60 locomotives placed in service. Additionally, as part of KCSR's locomotive fleet modernization program, 16 GP40 locomotives were refurbished in 1991 and another 17 GP40 used units were purchased and refurbished in 1993 and early 1994. In 1991, KCSR issued $32.2 million of privately placed Equipment Trust Certificates ("ETC's") to fund acquisition of 24 of the new locomotive units.

The 46 new locomotive purchases during the period 1989-1991, have caused an improvement in the average age of KCSR's locomotive fleet. These new fuel efficient locomotives additionally helped effect a 1% reduction in fuel gallons consumed per gross ton miles in 1992 compared to 1991 and an 8% reduction in 1991 compared to 1990. However, in 1993 the ratio of fuel gallons consumed per gross ton miles increased 2% from a combination of increased carloading volumes, and variances in traffic mix and length of haul.

KCSR 1993 revenues rose 3% compared to 1992. General commodity revenues, excluding intermodal traffic, rose 5.5% on generally higher traffic volumes. The higher traffic volumes resulted, in part, from a strengthening of U.S. economic conditions, which have continued to rise slowly from a recessionary period in 1990-1992. Higher traffic levels were experienced in carloadings of farm products, particularly corn & wheat, non-metallic ores, lumber/wood - pulp/paper, chemical and petroleum shipments. Intermodal carloadings declined 8% in 1993 as KCSR continues the process of upgrading its current "on-off ramp" loading facilities in anticipation of greater intermodal traffic in the future. Unit coal revenues rose modestly in 1993 on overall increased tonnage but were adversely affected by variances in length of haul and rates. As evidenced by the increased farm products carloadings, KCSR continues to use haulage rights with the Union Pacific Railroad (discussed later) allowing KCSR market access to the corn belt regions of Iowa and Nebraska.

The flooding in the Midwest region of the United States during 1993 did not materially affect the Registrant's rail transportation operations. KCSR's trackage, facilities and physical properties were not directly hampered by the rising flood waters. However, a washout of trackage in the Pittsburg, Kansas area occurred during heavy rains. While none of KCSR's properties were directly affected, many of KCSR's interchange partners in the Kansas City gateway were affected, which resulted in congestion, rerouting of certain traffic and delays of commodity movements, particularly for grain and coal shipments. KCSR experienced revenue declines, during third quarter 1993, in certain commodities due to the inability to interchange shipments with other railroads. Overall the financial impact was immaterial.

Transportation Division results also benefitted in 1993 from revenue and net income additions of MidSouth and continuing favorable operations at the Registrant's petroleum coke export facility (Pabtex, Inc.), which experienced increased volumes in 1993. MidSouth contributed $67.8 million in revenues to 1993 Transportation Division results, which surpassed comparative prior year revenues on increased carloadings. MidSouth's 1993 earnings, net of all acquisition related expenses, were positive after excluding the effect of the federal income tax rate increase.

Information and Transaction Processing

DST Systems, Inc. ("DST")

Vantage Computer Systems, Inc./The Continuum Company, Inc. Transaction. Effective September 30, 1993, the Registrant's wholly-owned subsidiary, DST, completed the merger of its 90.5% owned subsidiary, Vantage Computer Systems, Inc. ("Vantage"), into a subsidiary of The Continuum Company, Inc. ("Continuum"). DST and the minority shareholder of Vantage received a total of 4 million shares of Continuum stock -- 2,939,000 shares at closing and the remainder after Continuum shareholder approval was obtained in late 1993. As a result of this transaction, and additional Continuum stock purchases made by DST, DST owned approximately 24% of the outstanding common stock of Continuum at December 31, 1993. In January 1994, DST acquired additional Continuum shares through privately negotiated transactions. Accordingly, DST currently owns approximately 29% of Continuum's outstanding common stock. In the initial exchange, DST exchanged Vantage stock with a book value of approximately $17 million for Continuum stock with a market value of approximately $62 million. DST accounted for the initial exchange as a non-cash, non-taxable exchange in investment basis of Vantage for an investment in Continuum. Accordingly, no gain recognition was associated with the transaction. Vantage revenues for the nine months ended September 30, 1993, were $32.6 million and $38.7 million for the year ended December 31, 1992.

Continuum is a publicly traded international consulting and computer services firm based in Austin, Texas, which primarily serves the needs of life and property and casualty insurance companies for computer software and services. Continuum has annual revenues of approximately $250 million and total assets of approximately $160 million.

The Vantage/Continuum transaction will allow DST to expand its presence in the information processing market for the insurance industry and combine the strengths of both Vantage and Continuum. Prior to the merger, Vantage's business was primarily centered in the U.S. domestic market while Continuum has a significant international and domestic presence. Subsequent to this transaction, DST assumed all of the North American operations data processing functions for Continuum. DST and Continuum signed an agreement whereby DST will make available the capabilities of the Winchester Data Center for Continuum processing requirements. This processing agreement will reduce overall Continuum processing costs, provide a revenue source for DST and present opportunities for greater Continuum growth.

Other DST Activity.

Financial institutions within the industries served by DST will continue to evaluate whether to internalize or outsource their technology needs. This process will have both positive and negative effects on DST's results; however, on an overall basis, DST's customer base is expected to grow. In 1993, DST experienced an overall increase in the number of mutual fund accounts serviced; at December 31, 1993, DST serviced a record total of 28 million mutual fund accounts, a 5.6 million account increase over the 22.4 million accounts serviced at December 31, 1992. The 1993 account increase is a result of overall mutual fund account growth. Kemper Financial Services ("Kemper"), a DST customer, began conversion of its mutual fund shareowner processing, which will result in the removal of its accounts from the DST system. The total number of Kemper accounts, approximately 2.5 million, will be converted from the DST system in stages by the end of 1994. In early July 1993, the first stage, which encompassed 500,000 Kemper accounts were converted from the DST system. The loss of 500,000 accounts in 1993 was offset by account growth from other mutual fund customers and accordingly, did not have a material financial impact. DST serviced 22.4 million mutual fund accounts at December 31, 1992, a 3.7 million increase from the 18.7 million accounts serviced at December 31, 1991 and 20.4 million accounts at December 31, 1990. The 1991 account decrease is in large part a result of the loss of the Vanguard group of funds in September 1991, comprising approximately 2.7 million shareowner accounts and the removal of 800,000 broker based accounts of Prudential Bache in late 1991. Excluding the loss of the Vanguard and Prudential Bache accounts, mutual fund accounts serviced by DST increased 1.8 million accounts in 1991 when compared to 1990.
During 1993, DST continued marketing of its Automated Work Distributor System ("AWD" TM), an image-based clerical work management system which was completed and placed in service during 1990. The AWD System's image technology can also be combined with principles of an intelligent work station. AWD was initially implemented in several mutual fund transfer agencies, but through expansion, now resides on more than 4,200 work stations in companies throughout the world (a 75% increase since December 31, 1992) and is used to service approximately 53% of the mutual fund shareowner accounts on DST's system. AWD is also used in industries such as insurance, banking and health care. Concurrent with the Continuum/Vantage merger, discussed earlier, DST and Continuum reached a license agreement, whereby Continuum will market AWD for use in insurance industry applications.

During 1993, DST continued marketing of its record keeping system for 401(k) plans, TRAC-2000 TM. TRAC-2000 TM, introduced in late 1991, represents a major commitment by DST to offer the mutual fund industry a fully integrated service for such plans. Integrated with TA2000 TM, DST's mutual fund record keeping system, TRAC-2000 TM delivers comprehensive 401(k) record keeping and ancillary services including full compliance testing in accordance with Department of Labor regulations.

DST's printed output processing businesses, Output Technologies, Inc. ("OTI") continued to expand in 1993. During 1993, OTI completed the internal reorganization of its subsidiaries, which included renaming of certain subsidiaries and merging of certain operations. The overall objective of this reorganization was consolidation of output related activities, identification of businesses with the OTI name and alignment into geographic operating regions. OTI serves as a holding company for businesses which perform printed output processing, commercial printing, telecommunications and fulfillment, graphics design, computer output microfilm/microfiche and printing and mailing of laser printed output primarily for DST's mutual fund clients but also for a wide range of customers. The OTI concept, which was originally launched in 1990, achieved further growth in 1993 through acquisition and location expansion. At December 31, 1993, OTI operated in 35 locations throughout the U.S. During 1993 OTI's laser click volume was 669 million pages of printed output, an increase of 45% over the 460 million pages in 1992. Management expects growth in the OTI business will result from DST mutual fund account growth along with expansion and acquisitions in future years.

During 1993, DST completed the acquisition of Clarke & Tilley Ltd., (96.25% owned), a United Kingdom company, which markets investment management software primarily for use in Europe and the Pacific Rim; Corfax Benefit Systems, Ltd., (100% owned), a Canadian company, which processes shareowner transactions for mutual funds and pension accounts in Canada; DBS Systems Corporation, (60% owned), a United States company, which is developing a software billing system for the direct broadcast satellite industry; and Belvedere Financial Systems, Inc. (100% owned), which develops and markets portfolio accounting, and investment management systems. Each of these transactions was accounted for as a purchase. The total purchase price exceeded the fair value of the underlying net assets, which will be amortized over a period of 7-20 years. Cash paid for these transactions was $15.3 million and liabilities assumed were $10.3 million.



                                   5

Financial Asset Management

Janus Capital Corporation
Janus Capital Corporation ("Janus"), which manages investments for the Janus group of mutual funds and the IDEX equity funds, insurance companies and other institutional accounts, continued to experience significant growth in terms of assets under management and accounts serviced during 1993. Janus assets under management grew from $15.5 billion at December 31, 1992 to a record $22.2 billion at December 31, 1993 from account growth and market appreciation. The number of Janus and IDEX Funds shareholders increased from 1.5 million at December 31, 1992 to a record 2.0 million at December 31, 1993. Janus' revenues and profitability both increased in 1993 as a result of the increased assets under management and greater number of shareholder accounts serviced.

While Janus experienced significant growth during 1993, much of that growth occurred in the first half of 1993. During the third and fourth quarters of 1993 growth in assets under management slowed. Total fund sales were $3.3 billion during the second half of 1993 versus $5.5 billion during the first six months of 1993, while fund redemption increased to $2.2 billion versus $1.6 billion, respectively.

During 1993, Janus continued to expand the distribution channels of the Janus funds by participating in "Schwabs' Mutual Fund OneSource" service of Charles Schwab as well as a similar program offered by Fidelity Investments. In addition, Janus introduced two new Janus fund portfolios; Janus Mercury Fund, an equity fund; Janus Federal Tax Exempt Fund, a tax exempt income fund; and the Janus Aspen Series, which consists of six portfolios funded through variable annuity contracts, such as the Janus Retirement Advantage. During 1992, Janus introduced three funds; Janus Enterprise Fund, an equity fund; Janus Balanced Fund, a combination equity/fixed income fund and Janus Short-Term Bond Fund, an income fund. Additional portfolio managers have joined the Janus staff concurrent with the growth in assets under management and new investment products.

Janus has expanded its assets under management by marketing advisory services directly to pension plan sponsors, insurance, banking and brokerage firms for their proprietary investment products. These relationships generated approximately $920 million and $340 million in new assets in 1993 and 1992, respectively.

Janus revenues and operating income increases are a direct result of increases in assets under management and Janus processing services. Assets under management and shareholder accounts have grown in recent years from a combination of new money investments or fund sales and market appreciation. Fund sales have risen in response to marketing efforts, favorable fund performance and the current popularity of no-load mutual funds. Market appreciation has resulted from increases in stock investment values. However, a decline in the stock and bond markets and/or an increase in the rate of return of alternative investments could negatively impact Janus revenues and operating income. In addition, the mutual fund market, in general, faces increasing competition as the number of mutual funds continues to increase, marketing and distribution channels become more creative and complex, and investors place greater emphasis on published fund recommendations and investment category rankings. These factors could also affect Janus and negatively impact revenues and operating income.

Unconsolidated Affiliates (primarily DST related)

A significant portion of DST and Registrant consolidated earnings are derived from operations of unconsolidated affiliates, primarily connected with DST. Major developments during 1993 for unconsolidated affiliates were: (i) Investors Fiduciary Trust Company ("IFTC", a 50% owned affiliate of DST)

                                   6
assets under custody increased to $125.1 billion at December 31, 1993 from $106.3 billion at December 31, 1992. IFTC earnings for 1993 were flat compared to 1992. While IFTC assets under custody grew, results were reduced by a change in the fiduciary fee arrangement between IFTC and its parent companies and lower investment earnings. Excluding the change in fiduciary fees, IFTC results were improved over 1992; (ii) as previously discussed, The Continuum Company, Inc. ("Continuum") became an equity affiliate of DST on September 30, 1993, when DST exchanged its 90.5% interest in Vantage Computer Systems, Inc. for an equity interest in Continuum. DST's ownership position in Continuum is approximately 29% of the outstanding common stock. DST recorded equity in earnings from Continuum, which contributed positively to DST 1993 results; (iii) Boston Financial Data Services, Inc. ("BFDS", a 50% owned affiliate of DST) recorded significantly improved earnings in 1993 primarily from volume related mutual fund growth; (iv) Argus Health Systems, Inc. ("Argus", a 50% owned affiliate of DST) recorded improved earnings on an increase in pharmaceutical insurance claims processing volumes. Argus processed approximately 78 million claims in 1993 versus approximately 49 million claims in 1992, an increase of 59%; (v) First of Michigan Capital Corp. ("FOM", a 21% owned affiliate of DST) recorded slightly lower earnings on costs incurred as a result of a failed merger with Comerica, Incorporated, discussed below; and (vi) Midland Data Systems, Inc. and Midland Loan Services, L.P. (collectively "Midland", 45-50% owned affiliates of DST) reported sharply lower earnings in 1993 compared to 1992 from a continuing trend of lower margins on loan securitizations and delays on receipt of certain loan processing work for the RTC. Midland provides operation of an Asset Management System and a Control Totals Module System for use by the Resolution Trust Corporation as well as commercial loan servicing for performing and non-performing commercial loans.

In the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, the Registrant reported that Comerica Incorporated ("Comerica") and First of Michigan Capital Corporation ("FOM") had signed a definitive merger agreement in January 1993. According to the agreement, Comerica was to acquire all of the outstanding stock of FOM in exchange for approximately $45 million in Comerica stock. In late March 1993, Comerica abandoned its efforts to acquire FOM. Accordingly, FOM remains an unconsolidated affiliate of DST.

Corporate and Other

Debt Securities Registration and Offerings - 1993

On March 3, 1993, the Registrant issued the remaining $100 million of debt securities under a $300 million debt securities Registration Statement on Form S-3 filed in 1992. The Registrant issued the $100 million in debt securities as 6 5/8% Notes due 2005. Proceeds of this debt offering, net of discount and underwriting fees, of $98.5 million were delivered to the Registrant on March 10, 1993. In March 1993, $60 million of proceeds from this debt offering were transferred to DST and Southern Credit Corporation for use in repayment of debt and working capital needs. The Registrant used the remaining net proceeds for general corporate purposes, including debt repayments, working capital, capital expenditures, acquisitions of or investments in businesses and assets and acquisitions of the Registrant's capital stock.

The Registrant filed a Registration Statement on Form S-3 with the Securities and Exchange Commission ("SEC") on March 29, 1993, (File No. 33-60192), registering $200 million in debt securities to be offered in the form of Medium Term Notes. The Registrant's Form S-3 was amended on May 3, 1993 and declared effective on May 10, 1993. Proceeds from the sale of the debt securities are expected to be added to the general funds of the Registrant and used to principally repay debt and for other general corporate purposes, including working capital, capital expenditures and acquisitions of or investments in businesses or assets. On June 24, 1993, pursuant to an Indenture and Purchase Agreement, the Registrant issued $100 million of debt
                                   7
securities under this Registration Statement. The transaction, which closed on July 8, 1993, is comprised of Notes bearing interest at a rate of 5.75% maturing in 1998. The net proceeds of this transaction of $99 million, along with certain proceeds from the Registrant's $250 million credit agreement, were used to refinance certain MidSouth debt in July 1993.

$500 Million "Universal Shelf" Registration

On September 29, 1993, the Registrant filed a Registration Statement on Form S-3 with the SEC (File No. 33-69648), registering $500 million in securities. The securities may be offered in the form of no par Common Stock, New Series Preferred Stock $1 par value, Convertible Debt Securities, Debt Securities or Equipment Trust Certificates (collectively, "the Securities"). Net proceeds from the sale of the Securities are expected to be added to the general funds of the Registrant and used principally for general corporate purposes, including working capital, capital expenditures and acquisitions of or investments in businesses and assets. The SEC has cleared the Registration Statement without review, but the Registrant has not yet requested that it be declared effective and no securities have been issued.

Series B Convertible Preferred Stock

On October 1, 1993, KCSI transferred one million shares of KCSI Series B Convertible Preferred Stock (the "Series B Preferred Stock") to the Kansas City Southern Industries, Inc. Employee Plan Funding Trust ("the Trust"), a grantor trust established by KCSI. The purchase price of the stock, based upon an independent valuation, was $200 million, which the Trust financed through KCSI. The indebtedness of the Trust to KCSI is repayable over 27 years with interest at 6% per year, with no principal payments in the first three years. The Trust, which is administered by an independent bank trustee, and is consolidated into the Registrant's financial statements, will repay the indebtedness to KCSI utilizing dividends and other income as well as other cash obtained from KCSI. As the debt is reduced, shares of the Series B Preferred Stock, or shares of common stock acquired on conversion, will be released and available for distribution to various KCSI employee benefit plans, including its ESOP, Stock Option Plan and Stock Purchase Plans. No principal payments have been made and accordingly, no shares have been released or are available for distribution to these plans.

The Series B Preferred stock, which has a $10 per share (5%) annual dividend and a $200 per share liquidation preference, is convertible into common stock at an initial ratio of 4 shares of common stock for each share of Series B Preferred Stock. The Series B Preferred Stock is redeemable after 18 months at a specified premium and under certain other circumstances.

The Series B Preferred Stock can be held only by the Trust or its beneficiaries, the employee benefit plans of KCSI. The full terms of the Series B Convertible Preferred Stock are set forth in a Certificate of Designations approved by the Board of Directors and filed in Delaware.

Accounting Changes

Postretirement Benefits - The Registrant adopted Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions", ("SFAS 106"), effective January 1, 1993. The Registrant and its Transportation subsidiaries provide certain medical, life and other postretirement benefits other than pensions to its retirees. The medical and life plans are available to employees not covered under collective bargaining arrangements, who have attained age 60 and rendered ten years of service. Individuals employed as of December 31, 1992 were excluded from a specific service requirement. The medical plan is contributory and provides benefits for retirees, their covered dependents and beneficiaries. Benefit expense begins to accrue at age 40. The medical plan was amended effective
                                   8
January 1, 1993 to provide for annual adjustment of retiree contributions and also contains, depending on the plan coverage selected, certain deductibles, copayments, coinsurance and coordination with Medicare. The life insurance plan is non-contributory and covers retirees only. The Registrants' policy, in most cases, is to fund benefits payable under these plans as the obligations become due. However, certain plan assets do exist with respect to life insurance benefits. Prior to January 1, 1993, the Registrant recognized the cost of these benefits on a "pay as you go" basis.

The entire accumulated postretirement benefit obligation was charged to earnings in first quarter 1993 in the amount of $5.5 million, net of applicable income taxes. The adoption of SFAS 106 is not expected to have a material effect on future annual expenses of the Registrant.

Income Taxes - The Registrant also adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109"), effective January 1, 1993. SFAS 109 was issued as an amendment to Statement of Financial Accounting Standards No. 96, "Accounting for Income Taxes," ("SFAS 96"). The adoption of SFAS 109 resulted in a charge to earnings in first quarter 1993 of $970,000. Under the liability method specified by SFAS 109, the deferred tax liability is determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in the liability for deferred taxes. The principal difference between the Registrant's assets and liabilities recorded for financial statement and tax return purposes is accumulated depreciation.

As a result of the Registrant's previous adoption of SFAS 96, the adoption of SFAS 109 did not have a material impact on the components of income tax expense or the effective income tax rates applicable to continuing operations versus the U.S. federal income tax statutory rate.

Stock Splits

On January 28, 1993, the Registrant's Board of Directors authorized a 2-for-1 stock split which was effected in the form of a stock dividend in the Registrant's Common stock and paid March 17, 1993.

On January 30, 1992, the Registrant's Board of Directors authorized a 2-for-1 stock split which was effected in the form of a stock dividend in the Registrant's Common stock and paid March 17, 1992.

All appropriate information in this report reflect the effects of both of these 2-for-1 stock splits.

Employees Stock Purchase Plan

In the fourth quarter 1993, the Registrant filed a Form S-8 with the Securities and Exchange Commission as the eighth offering under the Employees Stock Purchase Plan. Approximately 221,000 shares of Registrant Common stock were subscribed to under this offering, which will be funded through employee payroll deductions, over a two year period, at a price of $38.20 per share.


(b)  INDUSTRY SEGMENT FINANCIAL INFORMATION

Financial information by industry segment for the three years ended December 31, 1993, which appears on pages 65 through 67 of Registrant's 1993 Annual Report to Stockholders, is hereby incorporated herein by reference (see
Exhibit 13.1).

                                   9

(c)  NARRATIVE DESCRIPTION OF THE BUSINESS

The Registrant is a Delaware corporation, organized in 1962, with executive offices located at 114 West 11th Street, Kansas City, Missouri. The Registrant is a holding company which supervises the operations of its subsidiaries, supplying them with managerial, legal, tax, financial and accounting services, and manages its portfolio of other "non-operating" and more passive investments.

As of December 31, 1993, the Registrant and its majority owned subsidiaries employed approximately 7,470 persons, with approximately 2,760 employed in the Transportation Services; 3,960 at DST, 700 at Janus and 50 in Corporate and Other. In addition, unconsolidated affiliates of the Registrant and its subsidiaries employed approximately 5,630 persons, including 2,400 and 1,600 at The Continuum Company Inc. ("Continuum") and Boston Financial Data Services, Inc., ("BFDS"), respectively, the largest employers of such ventures.

The Registrant's business activities, by industry segment, with principal subsidiary companies are:

Transportation Services - The Kansas City Southern Railway Company, their affiliated trucking subsidiaries (collectively "KCSR"), MidSouth Corporation ("MidSouth") prior to its merger into KCSR effective January 1, 1994, Pabtex, Inc. ("Pabtex") and Southern Leasing Corporation ("Southern Leasing"); along with other subsidiaries supporting the transportation segment.

Information & Transaction Processing - DST Systems, Inc. ("DST") and its subsidiaries.

Financial Asset Management - Janus Capital Corporation ("Janus") and its subsidiaries.

Eliminations, Corporate & Other - Registrant's Corporate general and administrative operations, and passive investments.

Unconsolidated Affiliates, (primarily DST related) - DST Joint Ventures, The Continuum Company, Inc., Investors Fiduciary Trust Company, Boston Financial Data Services, Inc., Argus Health Systems, Inc., First of Michigan Capital Corporation, Midland Data Systems, Inc. and Midland Loan Services, L.P.

Transportation Services

General Description of the Business-Commodities

The Kansas City Southern Railway Company ("KCSR"), a wholly-owned subsidiary of the Registrant, comprises the largest percentage of the Registrant's revenue and assets employed. KCSR operates a rail system of 1,712 main and branch line route miles and 2,552 total track miles in a six state region. KCSR serves the states of Missouri, Kansas, Arkansas, Oklahoma, Louisiana, and Texas, and in conjunction with the Union Pacific haulage rights, the two additional states of Nebraska and Iowa. KCSR has the shortest rail route between Kansas City and the Gulf of Mexico, serving the ports of Beaumont and Port Arthur, Texas; and New Orleans, Baton Rouge, Reserve and West Lake Charles, Louisiana. Through haulage rights, KCSR also serves the ports of Houston and Galveston, Texas. Kansas City, Missouri, as the second largest rail center in the United States, represents an important gateway for KCSR where it interchanges freight with eight major rail carriers. KCSR also has important interchange gateways in the cities of New Orleans and Shreveport, Louisiana; and Dallas and Beaumont, Texas.

The Registrant completed the acquisition of MidSouth Corporation ("MidSouth") in June 1993 at which time it became a wholly-owned subsidiary of the
                                  10
Registrant. MidSouth is a regional railroad holding company, which operates over 1,100 track miles. MidSouth, through four operating subsidiaries, serves the states of Mississippi, Louisiana, Alabama and Tennessee. The MidSouth acquisition provides an important East/West rail line, as a complement to KCSR's predominantly North/South route, and adds interchange gateways in Jackson and Meridian, Mississippi and Birmingham, Alabama. This East/West rail line running from Dallas, Texas to Meridian, Mississippi will allow the Registrant to be more competitive in the intermodal transportation market. In addition, the acquisition adds a base of MidSouth customers in the South Central U.S. to KCSR's already strong traffic base and presents opportunities for the rerouting of certain commodity movements over less circuitous routes. Through haulage rights, MidSouth also serves the city of Gulfport, Mississippi.

Effective January 1, 1994, MidSouth was operationally and administratively merged into KCSR. Future MidSouth results will be included with KCSR. The combined KCSR/MidSouth operations will operate approximately 2,800 main and branch line route miles and approximately 3,700 total track miles over a nine state region.

Major commodities handled by KCSR include coal, grain and farm products, petroleum, chemicals, paper and forest products as well as other general commodities and intermodal traffic. Coal continues to be the largest single commodity handled by KCSR since the advent of unit coal train shipments in the mid-1970's from the Powder River Basin in Wyoming, via the Burlington Northern and Union Pacific interchange at Kansas City, for movement south by KCSR.
KCSR delivers coal to six electric generating plants located at Amsterdam, Missouri; Flint Creek, Arkansas; Welsh, Texas; Mossville (near Lake Charles), Louisiana, Kansas City, Missouri and Pittsburg, Kansas. KCSR also delivers lignite, originating on its line at Thermo, Texas, to an electric generating plant at Monticello, Texas ("Tumco"), a distance of approximately 30 miles. During 1993, the Tumco plant was shut down when one of its smoke stacks collapsed. The plant is not scheduled to be back in service until 1995.

The MidSouth merger is strategically important in reducing KCSR's dependence on coal traffic. MidSouth derives only minimal revenues from coal. On a stand alone basis, KCSR coal revenues represented 30% of total revenues in 1993. However, when combined with MidSouth revenues since the June 1993 acquisition, the percentage of coal revenues to total combined revenues would have reduced to 25% and even further reduced to 23% assuming the MidSouth transaction had occurred at the beginning of 1993. Conversely, MidSouth's primary commodity traffic is in the pulp/paper and forest products area, which allows KCSR to complement its revenues in that industry.

Gross revenue from unit coal trains aggregated $106, $106 and $107 million, in 1993-1991, respectively. Certain coal transportation contracts contain "take or pay" and volume discount clauses. Revenue from Southwestern Electric Power Company ("SWEPCO"), operator of two electric generating facilities served under long-term contracts by KCSR, continues to represent the greatest portion of coal revenues. In 1993, SWEPCO revenues approximated $60 million or 13% of Transportation Services revenues. (See Item 3. Legal Proceedings).

KCSR serves the petroleum and chemicals industry, via refineries located in the Gulf states of Texas and Louisiana, through tank and hopper car service primarily to markets in the Southeast and Northeast through interchange with other rail carriers. Petroleum and chemical products represent the second largest commodity to KCSR in terms of revenues, trailing only coal. MidSouth provides rail transportation of chemical products, primarily vinyl chloride used in the production of polyvinyl chloride ("PVC") materials, as well as other chemical products, some used in paper production to customers primarily in the Mississippi and Alabama areas. These products are shipped via rail interchange to many destinations throughout the United States. As part of serving the petroleum and chemicals industry, KCSR/MidSouth transport
                                  11
hazardous materials and have a Shreveport, Louisiana based hazardous materials emergency team available to handle environmental problems which might occur in the transport of such materials.

KCSR/MidSouth serve eleven paper mills directly and seven others indirectly through short-line connections. International Paper Co. at South Texarkana, Texas and Georgia Pacific at Ashdown, Arkansas, both served by KCSR, have completed plant expansions in recent years which increases their operating capacity. Paper/pulp and primary forest products represent the largest component of MidSouth revenue carloadings. MidSouth provides transportation of pulpwood, woodchips, poles and raw fiber used in the production of paper, pulp and paperboard. MidSouth also serves as the first leg of rail transportation throughout the United States for finished paper products from major manufacturers such as, International Paper, Riverwood International Corporation, Stone Container and Packaging Corporation of America. MidSouth's geographic location provides a stable market due to the abundance and fast growth of timber in the area. The cost effective nature of the plants served by MidSouth provide a competitive advantage over trucks for these bulk commodities.

KCSR farm products carloadings increased 15% during 1993. Increased carloadings were experienced in the shipment of corn, wheat, soybeans and other farm products. Grain shipments are transported from the grain producing states of Iowa and Nebraska southward to poultry feed mills served by KCSR in the states of Missouri, Arkansas, Oklahoma, Louisiana and Texas. Consumer demand for poultry consumption remains constant thereby generating demand for feed grains delivered by KCSR. MidSouth also transports farm products, principally corn and processed soybean to customers on its rail line, which include poultry feed processing mills.

KCSR has continued to implement its roadway capital improvement program to provide safer commodity movements. This long-term capital improvements project is designed to improve the integrity and quality of service to KCSR customers. Management expects this program to be completed in 1995. The MidSouth acquisition will require the Registrant to complete a capital improvement program for MidSouth roadbed, locomotives and facilities. This program will upgrade and expand MidSouth's track to handle greater traffic levels at higher train speeds and will be completed over the next five years with a large majority of these upgrades completed during the next two years. The Registrant currently anticipates the cost of this five year capital program will be approximately $150 million, 50% of which was planned by MidSouth management prior to the acquisition.

KCSR/MidSouth marketing departments have primary responsibility for developing transportation services and are supported by field marketing offices at various locations throughout the United States. Heavy emphasis is placed on providing the highest quality of transportation service and on servicing the current needs of customers and also on the promotion of additional growth through efforts to locate industrial and manufacturing companies in the KCSR/MidSouth service area. Addition of new traffic resulting from combination of the two rail systems may affect this service.

Other wholly-owned subsidiaries comprising the Transportation Services industry segment include Trans-Serve, Inc.; Carland, Inc.; Southern Leasing Corporation; Pabtex, Inc.; Rice-Carden Corporation; Tolmak, Inc.; Southern Development Company and Mid-South Microwave, Inc.

Trans-Serve, Inc. owns and operates a railroad wood tie treating facility in Vivian, Louisiana and a vehicle fleet maintenance operation for the KCSR Engineering, Mechanical and Transportation department vehicles, with locations in Shreveport, Louisiana, Pittsburg, Kansas and Heavener, Oklahoma.

Carland, Inc., a subsidiary of Southern Credit Corporation, headquartered in
                                  12
Kansas City, leases various types of equipment including railroad rolling stock, roadway maintenance equipment and vehicles. KCSR is the principal customer of Trans-Serve and Carland.

Southern Leasing Corporation, a subsidiary of Southern Credit Corporation, was formed in late 1983 and is involved in finance leasing and other forms of secured financing, generally for equipment acquisition by small to medium sized businesses.

Pabtex, Inc. ("Pabtex") owns and operates a bulk handling facility which stores and transfers coal and petroleum coke from trucks and rail cars to ships and barges primarily for export. This facility, located in Port Arthur, Texas, with deep water access to the Gulf of Mexico, is served on an inbound basis by KCSR and independent truckers. In 1990, under the provision of a twenty year capital lease commitment, which expired in that year, the Registrant exercised its right to purchase the facility improvements of Pabtex. This purchase was completed in the fourth quarter of 1991 at a purchase price of $9.2 million and will allow KCSR opportunities for future expansion of the petroleum coke and coal export business. In 1992, the Registrant purchased 530 acres of land adjacent to the Registrant's Pabtex coal and petroleum coke storage, barge and ship loading facility in Port Arthur, Texas.

The 530 acres includes 4,000 linear feet of deep water frontage on the Sabine-Neches Waterway, which has direct access to the Gulf of Mexico via the Intercoastal Waterway. This acquisition increases the Transportation Services deep water access in the Port Arthur, Texas area and will permit capacity expansion of the Pabtex coal and coke facility and development of additional port operations in KCSR's service area. The Registrant currently owns 1,025 acres of property located on the waterfront in the Port Arthur, Texas area, which includes approximately 22,000 linear feet of deep water frontage and three docks. Port Arthur is an uncongested port with direct access to the Gulf of Mexico. Approximately 75% of this property is available for development.

Mid-South Microwave, Inc. owns and leases a 1,600 mile industrial frequency microwave transmission system, which is a primary communications facility used by KCSR.

Rice-Carden Corporation and Tolmak, Inc. both wholly-owned subsidiaries of the Registrant and both headquartered in Kansas City, own and operate various industrial real estate and spur rail trackage contiguous to the KCSR right of way. These properties are leased to various industrial businesses, many of whom are serviced by KCSR.

Southern Development Company, a wholly-owned subsidiary of the Registrant, owns and operates the headquarters building of the Registrant and KCSR located in Downtown Kansas City. Southern Development leases a substantial portion of the building to KCSR for its executive, financial, marketing, operating and engineering departments.

Regulatory Influence

Transportation operations are subject to the regulatory jurisdiction of the Interstate Commerce Commission ("ICC"), various state regulatory agencies, the Department of Transportation ("DOT") and the Occupational Safety and Health Administration ("OSHA"). The ICC has jurisdiction over interstate rates charged, routes, service, issuance or guarantee of securities, extension or abandonment of rail lines, and consolidation, merger or acquisition of control of rail common carriers. State agencies regulate some aspects of rail operations with respect to health and safety and in some instances intrastate freight rates. The DOT and OSHA have jurisdiction over certain health and safety features of railroad operations. In addition, railway operations are
                                  13
subject to extensive regulation under environmental protection laws concerning, among other things, discharges to waters and the generation, handling, storage, transportation and disposal of waste and other materials, where environmental risks are inherent. KCSR and some of the Registrant's other subsidiaries land holdings have been used for industrial purposes or leased to commercial and industrial companies whose activities may have resulted in discharges onto the property. Accordingly, the Registrant and its subsidiaries may become subject from time to time to environmental clean-up and enforcement actions. In particular, the Registrant is subject to regulatory legislation such as; the Federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "superfund law"; the Toxic Substances Control Act ("TSCA"); the Federal Water Pollution Control Act, commonly known as the "Clean Water Act" and the Hazardous Materials Transportation Act ("HAZMAT"). This legislation generally imposes joint and several liability for clean up and enforcement costs, without regard to fault or legality of the original conduct, on current and predecessor owners and operators of a site. The discharge of hazardous materials or contamination of property by hazardous materials may arise from the transportation, production, storage, use and disposal of such materials by rail operations. Normal rail transportation operations may result in hazards and expose the Registrant to claims and potential liability for injuries to employees, other persons, property and the environment. Registrant management does not foresee that compliance with the requirements imposed by these agencies' standards under present statutes will impair its competitive capability or result in any material additional operating or maintenance costs. KCSR continued to implement extensive safety programs during 1993 designed to reduce employee injuries through promotion of a safe work environment. The Registrant expects these programs will exceed safety requirements of the various regulatory agencies governing transportation operations.

Railroad Industry Trends and Competition

KCSR is in direct competition with the Union Pacific Railroad ("UP") for certain freight traffic moving between Kansas City and Gulf Ports served by KCSR. KCSR, in conjunction with the Santa Fe Railroad, also competes with the Southern Pacific Transportation Company ("SP") for certain transcontinental freight traffic in the Dallas-New Orleans corridor. In 1992, KCSR signed an agreement with the Santa Fe Railway to purchase portions of its rail line in the Dallas, Texas area. The sale consists of approximately 90 miles of track and an 80 acre piggyback intermodal facility. The agreement is being implemented in phases over two years (Phase I of which was completed in 1993) and will gain KCSR direct access to the Dallas/Ft. Worth markets for the first time in the Registrant's history. Phase II is anticipated to be completed in second quarter 1994 to acquire the Zacka Junction facility.

In 1988, the UP and KCSR signed a haulage and trackage rights agreement which facilitated and supported the acquisition of control of the Missouri-Kansas-Texas Railroad Company ("MKT") by the UP. This agreement gave KCSR haulage rights between Omaha and Lincoln, Nebraska; Council Bluffs, Iowa; Topeka and Atchison, Kansas and Kansas City, Missouri. KCSR also received haulage rights over UP tracks between Beaumont, Houston and Galveston, Texas. Under this haulage rights agreement, UP is required to move KCSR traffic in UP trains. Under the trackage rights, KCSR is allowed to operate its own trains over UP tracks. The "rights" between Beaumont, Houston and Galveston, Texas are restricted to transporting grain and grain products. However, the "North end rights" between Kansas City, Missouri and Omaha and Lincoln, Nebraska; Council Bluffs, Iowa and Atchison and Topeka, Kansas are unrestricted. These "rights" enable KCSR to be more competitive, particularly in feed grains, with the UP and Burlington Northern railroads in both the Gulf port and domestic transportation corridors. Beginning in 1990, KCSR made more extensive use of these haulage rights with the UP in accessing the corn belt states of Nebraska and Iowa.
                                  14
During 1993, the ICC ruled that it had jurisdiction regarding the UP acquisition of certain voting stock of CNW Holding Corp., ("CNW") a holding company for the Chicago North Western Railroad. UP was required by the ICC to submit evidence regarding marketing and operating coordination and related public benefits which UP alleges will stem from the CNW transaction. The Registrant filed a responsive application with the ICC supporting protective conditions designed to upgrade current haulage rights to Omaha/Council Bluffs and provide direct access, by way of additional haulage and local gathering rights to CNW grain origins in Iowa, Nebraska and South Dakota. Hearings on the matter are scheduled in second quarter 1994 with a final decision anticipated in late third quarter 1994.

In addition to competition within the railroad industry, highway carriers compete with KCSR and MidSouth throughout its territory. Since deregulation of the railroad industry, competition has resulted in extensive downward pressure on freight rates. Truck carriers have eroded the railroad industry's share of total transportation revenues. However, rail carriers, including KCSR/MidSouth have, in recent years, placed a greater effort towards competing in the intermodal marketplace. Rail carriers are working together to provide end-to-end transportation of products and forming working partnerships with truck carriers in an effort to recapture market share. In some cases, additions to box car fleets and upgrade of existing box car equipment are underway to attract new business. KCSR/MidSouth are in the process of upgrading current "on-off ramps" intermodal facilities in anticipation of greater TOFC/COFC traffic.

Mississippi and Missouri River barge traffic also compete with KCSR in the transportation of bulk commodities such as grains, steel, aluminum and petroleum products.

Labor Relations

Collective bargaining agreements with KCSR union employees, representing approximately 83% of KCSR's workforce were completed in 1992. Through a process of national negotiation and arbitration, KCSR and contract employees reached agreement on issues which will allow implementation of productivity improvements and partially reduce the costs of escalating health care premiums through a cost sharing arrangement with contract employees. In addition, the terms and conditions of the agreements allow KCSR to improve its operating income through savings to be realized by modification in the operation of its trains with reduced crew sizes. KCSR is initially permitted to operate any through freight train without limitation to the number of cars and train length with two man crews. Additionally, via a "phased in" approach through December 31, 1997, KCSR has the opportunity to operate one hundred percent of its trains with two man crews as it both achieves and demonstrates the ability to safely operate with reduced crews in a productive manner. These productivity improvements are necessary to enable the railroad industry to remain competitive with other modes of transportation. However railroads remain restricted by antiquated operating rules and uncompetitive employee benefit programs and they are prevented from achieving optimum productivity. These national agreements, with the exception of the International Association of Machinist and Aerospace Workers ("IAM"), discussed below, will be open for renegotiation on December 31, 1994.

As a result of the arbitration process and a Registrant initiated voluntary buy out program offered in January 1992, approximately 150 trainmen were declared excess by the Registrant, of which 105 excess employees accepted the $60,000 buy out. The remaining excess employees were placed on a Reserve Board where they received 70% of their 1991 W-2 earnings (net of certain adjustments). During 1992, through attrition and increased business levels, all excess employees were removed from the Reserve Board. KCSR had fully reserved the cost of the buy outs in 1991, accordingly no charges to earnings were required in 1992 and none are anticipated in the future.
                                  15
In 1992, KCSR operations experienced a two day operational shutdown as part of an orderly shutdown of freight transportation operations by all Class I U.S. Railroads. This two day shutdown was precipitated when members of the IAM initiated a strike against the CSX Railway. The national rail shutdown ended through Congressional intervention, which ordered all IAM workers back to work. In ending the rail strike, Congress established a process intended to result in settlement of disputes between the parties or recommendation by an arbitrator on settlement terms. KCSR participated in the national bargaining of issues with the IAM through the National Railway Labor Conference ("NRLC"). In early August 1992, the NRLC and the IAM were able to resolve virtually all issues and the arbitrator's settlement recommendations on the remaining issues were accepted by President Bush. The resulting labor agreements will be open for renegotiation in 1995. The two day shutdown resulted in reduced KCSR revenues but, in total, the effect of the shutdown was immaterial to the Registrant.

Approximately 87% of MidSouth's employees are also covered under collective bargaining agreements. MidSouth has numerous labor agreements with a variety of unions. These labor agreements, which were in place at the date of acquisition, will be open for renegotiation in varying periods beginning in 1994.

As a result of completion of these labor agreements, management believes the Registrant has made progress in becoming able to compete with all railroads contiguous to the KCSR/MidSouth lines as well as other forms of transportation.

Information & Transaction Processing

DST Systems, Inc.

General Description of the Business

DST Systems, Inc., formed in 1968, together with its subsidiaries and joint ventures (principally The Continuum Company, Inc., Boston Financial Data Services, Inc., Investors Fiduciary Trust Company, Argus Health Systems, Inc., Midland Data Services, Inc. and Midland Loan Services L.P.), designs, maintains and operates proprietary on-line shareowner accounting and record keeping data processing systems, primarily for mutual funds and financial services institutions and insurance companies. Historically, the majority of DST's revenue has been derived from full-service and remote-service record keeping for the mutual fund industry. The growth of the mutual fund industry is a major contributor to the substantial increase in revenues of DST. Currently, DST's growth results from an increase in both existing and new mutual fund customers as well as acquisitions and expansion of existing business lines and products.

Output Technologies, Inc. ("OTI"), a wholly-owned subsidiary of DST, was formed in early 1991 as a holding company for DST's business involved in the financial printing, mailing, output processing and related business lines. During 1993, OTI completed the internal reorganization of its subsidiaries, which included renaming of subsidiaries and merging of certain operations.
The overall objective of the internal reorganization was a consolidation of output related activities, identification of businesses with the OTI name and alignment into geographic operating regions. Included under OTI are its wholly-owned subsidiaries; Output Technologies Central Region, Inc.; formerly United Micrographics Systems, Inc. and Network Graphics, Inc., which process computer output microfilm and microfiche, and printing and mailing of specialized laser printing output and perform graphics design services; Output Technologies SRI Group, Inc., formerly Support Resources, Inc. and Output Technologies Eastern Region, Inc., formerly Mail Processing Systems, Inc. provide laser printing and mailing of value-added customer information; Output Technologies of Illinois, Inc., was formed in 1992 and performs telemarketing and fulfillment services; Output Technologies Phoenix Litho Group, Inc., formerly Phoenix Litho, Inc. performs commercial printing services, and Output Technologies Vital Records Storage Group, Inc., formerly Data Retrieval Services, which performs vital records storage.

Effective September 30, 1993, DST completed the merger of Vantage Computer Systems, Inc. ("Vantage") into a subsidiary of The Continuum Company, Inc. ("Continuum"). Vantage, a 90.5% owned subsidiary, along with its wholly-owned subsidiary Vantage P&C Systems, Inc., provide record keeping services and custom designed software packages to the life and property/casualty insurance industries. Vantage, using DST's computer systems on a remote basis, focus on the administration of universal life coverage and other non-traditional insurance products. DST and the minority shareholder of Vantage received a total of 4 million shares of Continuum stock -- 2,939,000 shares at closing and the remainder after Continuum shareholder approval was obtained in late 1993. As a result of this transaction and additional Continuum stock purchases made by DST, DST owned approximately 24% of the outstanding common stock of Continuum at December 31, 1993. In January 1994, DST acquired additional Continuum shares through privately negotiated transactions. Accordingly, DST currently owns approximately 29% of Continuum's outstanding common stock. DST accounted for the initial exchange transaction as a non-cash, non-taxable exchange in investment basis of Vantage for an investment in Continuum. Accordingly, no gain or loss recognition was associated with the transaction. Vantage revenues for the nine months ended September 30, 1993, were $32.6 million and $38.7 million for the year ended December 31, 1992.

Continuum is a publicly traded international consulting and computer services
                                  17
firm based in Austin, Texas, which primarily serves the needs of life and property and casualty insurance companies for computer software and services.

The Vantage/Continuum transaction will allow DST to expand its presence in the information processing market for the insurance industry and combine the strengths of both Vantage and Continuum. Prior to the merger, Vantage's business was primarily centered in the U.S. domestic market while Continuum has a significant international and domestic presence. Subsequent to this transaction, DST assumed all of the North American operations data processing functions for Continuum. DST and Continuum signed an agreement whereby DST will make available the capabilities of the Winchester Data Center for Continuum processing requirements. Concurrent with the Continuum/Vantage merger, DST and Continuum reached a license agreement, whereby Continuum will market AWD for use in insurance industry applications.

Other services offered by DST include securities transfer services for debt securities and corporate stocks, portfolio accounting for investment fund managers and health care pharmaceutical insurance claim processing. DST also engages, directly and through its affiliates, in trust accounting, security clearing services, asset management administration, commercial loan servicing, broker-dealer services, pharmaceutical claim processing and processing for the insurance industry through Investors Fiduciary Trust Company, Boston Financial Data Services, Inc., Midland Data Systems, Inc., Midland Loan Services, L.P., First of Michigan Capital Corporation, Argus Health Systems, Inc. and The Continuum Company, Inc. in which DST is either a joint venture partner or investor. These affiliates are further described below:

  Investors Fiduciary Trust Company ("IFTC"), a 50% joint venture owned with Kemper Financial Services, Inc., is incorporated under the banking laws of Missouri and provides fiduciary and other custodial services to its clients. IFTC serves as trustee for unit trusts, tax deferred retirement and compensation plans, including IRAs, Keogh Plans and other deferred compensation plans offered by DST's clients. IFTC also serves as transfer agent and custodian for several mutual funds and sponsors a federally insured money market deposit account.

  Boston Financial Data Services, Inc. ("BFDS"), a Boston based 50% joint venture between DST and State Street Boston Corporation, performs full service transfer agency functions for open and closed end mutual funds and corporations using DST's proprietary software on a remote basis through telecommunication transmissions with DST's computer facility located in Kansas City.

  Midland Data Systems, Inc. and Midland Loan Services, L.P. (collectively "Midland") 45-50% joint ventures, respectively, provide comprehensive commercial loan servicing for assets, both performing and non-performing loans and related asset management services for governmental and institutional clients. Midland has been awarded contracts with the Resolution Trust Corporation ("RTC") for the operation of an Asset Management System and a Control Totals Module System for use by the RTC and for servicing RTC loans. Midland intends to expand its market by continuing to create innovative and responsive systems through technology and expanding its loan processing and asset management capabilities to the private sector.

  First of Michigan Capital Corporation, ("FOM"), a publicly held company, 21% owned by DST, provides full service retail securities brokerage services and maintains several offices throughout the State of Michigan.

  Argus Health Systems, Inc., ("Argus"), a 50% joint venture owned with Financial Holding Corporation provides pharmaceutical claim insurance processing services for several health care providers through a data base network.
                                  18
  The Continuum Company, Inc. ("Continuum"), a publicly held company, approximately 29% owned by DST, is an international consulting and computer services firm based in Austin, Texas, serving the needs of life insurance, property and casualty insurance and other financial services companies for computer software and services.

Product Base and Competitive Influence

DST's reputation is based largely on service, ability to handle volume increases, commitment to software development and, to a lesser degree, price. The advantages of DST include its experience in providing service to the markets it serves, the number and size of its clients, its use of centralized data processing facilities which enables it to achieve economies of scale, the breadth of services it and its joint ventures offer, and the reputations of its joint venture partners. In addition, DST's systems are complex, having been enhanced over a number of years to provide a high quality service and to meet changing regulatory and user requirements. The complex nature of the business, the software systems and the significant resource base needed to operate and/or duplicate such systems make it difficult for new firms to enter these markets. Although market entry by new firms may be difficult, several strong competitors in DST's marketplace do exist. In recent years, the competitive environment for shareowners processing has changed as several major bank competitors exited from direct participation in the shareowner processing business. The balance of these accounts were absorbed by DST or its competitors. A further review of competitive factors for DST's principal product lines follows:

  Mutual Fund Shareowners Accounting System: Certain competitors provide remote processing services or engage in software sales. DST also considers in-house systems as a competitive alternative. DST does not ordinarily offer its software for sale; therefore, when customers purchase software, they do so as an alternative to DST's remote processing or full-service product offerings. The Shareholder Services Group ("TSSG"), a unit of First Data Resources, Sungard Data Systems Inc., Oppenheimer Industries, Provident National Bank and U.S. Trust are the primary competitors for full-service and remote processing. Oppenheimer Industries is the primary competitor for systems sales. DST currently processes approximately one-third of all United States mutual fund shareowner accounts.

  DST and its affiliates also provide a full-service product by acting in the capacity of a transfer agent either through direct appointment or subcontract. DST's main full service competitor is TSSG.

  Securities Transfer and Portfolio Accounting Systems: DST's Securities Transfer System competes with in-house systems and independent vendors, some of whom supply clerical support in connection with their software sys-tems. The Portfolio Accounting System competes primarily with in-house systems and systems offered by certain banks in conjunction with their custodial services. Banks and thrift institutions in competition with DST may have an advantage by considering the value of their client's funds on deposit when pricing their services. Moreover, such banks or thrift institutions generally have much greater financial resources available to them than DST. DST's 1993 acquisitions of Belvedere Financial Systems, Inc. ("Belvedere") and Clarke & Tilley, both of which develop and market portfolio accounting and investment management systems, expands DST's portfolio accounting opportunities. Belvedere's system will provide a common platform for DST future portfolio growth in both domestic and international markets.

  International Market Expansion: In 1991, DST began evaluating the feasibility of marketing its products outside the United States and also products that would serve foreign markets in DST's product lines. DST acquired a 50% interest in Talisman Services during 1991. Talisman is a
                                  19
  European software company whose primary product is a multi-currency financial accounting package. In 1992, DST formed DST Systems International B.V. as a holding company for certain of its non-U.S. operations and a marketing unit for DST's software. Also in 1992, DST, together with State Street Bank and Clarke and Tilley, Ltd. (a United Kingdom software firm), formed Clarke and Tilley Data Services ("CTDS"). CTDS is developing a unit trust accounting system for the U.K. and Luxembourg markets, combining DST workflow management, image technology and unit trust software. During 1993, DST completed the acquisition of Clarke & Tilley Ltd., (96% owned), which markets investment management software primarily for use in Europe and the Pacific Rim and Corfax Benefit Systems, Ltd., (100% owned), a Canadian company, which processes shareowner transactions for mutual funds and pension accounts in Canada.

  This international expansion provides DST with a base of products which are multi-currency, as well as multi-platform, and creates avenues for greater market penetration of DST's U.S. products into international channels. Through these subsidiaries, sales and development offices currently reside in the United Kingdom, Switzerland, Netherlands, Belgium, Luxembourg, Canada, Australia and South Africa. DST foresees opportunities for further growth and expansion in international markets.

  The financial institutions served by DST, both mutual fund and insurance, will continue to evaluate whether to internalize or outsource their technology needs. This process will have both positive and negative effects on DST's results; however, on an overall basis, DST's customer base is expected to grow.

During 1993, the financial markets as a whole experienced an increase in spite of certain uncertainties in domestic and global economies. DST's mutual fund shareowner accounts serviced also rose in 1993 to end the year at an all time high of 28 million accounts. In 1993, Kemper Financial Services ("Kemper"), a DST customer, mutual fund shareowner began conversion of its mutual fund shareowner processing, which will result in the removal of its accounts from the DST system. The total number of Kemper accounts, approximately 2.5 million, will be converted from the DST system in stages over the next few years. In early July 1993, the first stage, which encompassed 500,000 Kemper accounts were converted from the DST system. The remaining accounts will be removed in 1994. The loss of 500,000 Kemper accounts in 1993 was offset by account growth from other mutual fund customers and accordingly, did not have a material financial impact. Mutual fund shareowner accounts had also risen in 1992 even through weighted average monthly billable accounts lagged 1991 averages. In 1991, DST experienced an overall decline in the number of mutual fund shareowner accounts serviced. This decline is in large part the result of the Vanguard group of mutual funds, which exited the DST system in September 1991 and the removal of 800,000 broker based accounts of Prudential Bache in late 1991. Vanguard comprised approximately 2.7 million shareowner accounts. Excluding the Vanguard and Prudential Bache accounts, DST experienced growth in certain other fund groups serviced during 1991.

Financial Asset Management

Janus Capital Corporation

Janus Capital Corporation, headquartered in Denver, Colorado and 81% owned by the Registrant, provides investment advisory and management services to the Janus and IDEX equity mutual fund groups, investment management services for individuals and institutions including large pension and profit sharing plans. Janus experienced substantial growth during 1993 in terms of both shareholder accounts and assets under management. Funds under management increased from $15.5 billion at December 31, 1992 to $22.2 billion at December 31, 1993 while total shareholder accounts increased 35% in 1993. This growth is largely attributable to successful marketing programs, an overall favorable
                                  20
performance of the Janus no-load and IDEX load funds compared to the market as a whole and general growth in the mutual fund marketplace.

While Janus experienced significant growth during 1993, much of that growth occurred in the first half of 1993. During the third and fourth quarters of 1993 growth in assets under management slowed. Total fund sales were $3.3 billion during the second half of 1993 versus $5.5 billion during the first six months of 1993, while fund redemption increased to $2.2 billion versus $1.6 billion, respectively.

Janus experiences competition in the form of alternative investment vehicles, which offer competitive investment returns and different investment objectives when compared to Janus. These alternatives have typically been other mutual funds, certificates of deposit, money market accounts and individual stocks and bonds. Janus management continues to strive in offering a variety of investment products. While Janus has historically been a primarily equity based fund group, management has sought to build a base of fixed income products. During 1993, Janus introduced three new fund products; Janus Mercury Fund, an equity fund; Janus Federal Tax Exempt Fund, a federal tax exempt income fund; and the Janus Aspen Series, which are variable annuity products. During 1992, Janus introduced three new mutual funds, Janus Enterprise Fund, an equity fund; Janus Balanced Fund, a combination equity /fixed income fund and Janus Short-Term Bond Fund, a fixed income fund. Janus revenues and operating income increases are a direct result of increases in assets under management. Assets under management have grown in recent years from a combination of new money investments or fund sales and market appreciation. Fund sales have risen in response to marketing efforts, favorable fund performance and the current popularity of no-load mutual funds. Market appreciation has resulted from increases in stock investment values. However, a decline in stock and bond markets and/or an increase in the rate of return of alternative investments could negatively impact Janus revenues and operating income. In addition, the mutual fund market, in general, faces increasing competition as the number of mutual funds continues to increase, marketing and distribution channels become more creative and complex, and investors place greater emphasis on published fund recommendations and investment category rankings. These factors could also affect Janus and negative impact revenues and operating income. Operating expenses are expected to increase as assets and service requirements grow.

Janus, its subsidiaries and the funds it manages are subject to a variety of regulatory requirements including, but not limited to, the Securities and Exchange Commission, individual state Blue Sky laws, the National Association of Securities Dealers and various other state regulatory agencies. Janus management does not foresee that compliance with these various requirements will have a material impact upon operations.

Eliminations, Corporate & Other

This industry segment is comprised of passive investments, and the general administrative and corporate operations of the Registrant.

Item 2. Properties

Transportation Services

KCSR owns and operates approximately 1,633 miles of main and branch lines and approximately 752 miles of other tracks. In addition, approximately 79 miles of main and branch lines and 88 miles of other tracks are operated by KCSR under trackage rights and leases. Through the acquisition of MidSouth, an additional 1,100 track miles were added, primarily in the states of Louisiana, Mississippi and Alabama. MidSouth has no material classification yards or other building facilities.

Kansas City Terminal Railway Company, of which KCSR is a one-twelfth owner, with other railroads, owns and operates approximately 80 miles of track, and operates an additional 8 miles of track under trackage rights in greater Kansas City, Missouri. KCSR also leases for operating purposes certain short sections of trackage owned by various other railroad companies and jointly owns certain other facilities with such railroads.

KCSR also owns and operates repair shops, depots and office buildings along its right-of-way in support of its transportation operations. A major facility, Deramus Yard, is located in Shreveport, Louisiana and includes a general office building, locomotive repair shop, car repair shops, material warehouses and fueling facilities totalling approximately 210,000 square feet. KCSR and Registrant executive offices are located in an eight story office building in Kansas City, Missouri and are leased from a subsidiary of the Registrant.

At December 31, 1993, KCSR's fleet of rolling stock consisted of 255 diesel locomotives, of which six were leased from non-affiliates; 7,179 freight cars, of which 1,828 were leased from non-affiliates; and 1,982 tractors, trucks and trailers, of which 1,961 were leased from non-affiliates. At December 31, 1993, MidSouth's fleet of rolling stock consisted of 110 diesel locomotives, none of which were leased from non-affiliates; 7,734 freight cars, of which 6,776 were leased from non-affiliates. Some of this equipment is subject to liens created under conditional sales agreements, equipment trust certificates and capitalized leases in connection with the original purchase or lease of such equipment.

Maintenance expenses for Way and Structure and Equipment (pursuant to ICC accounting rules, which include depreciation) for the three years ended December 31, 1993 and as a percent of KCSR revenues are as follows (dollars in millions):

                      KCSR Maintenance
            Way and Structure      Equipment
                    Percent of           Percent of
             Amount   Revenue      Amount  Revenue

      1993   $64.4     18.6%        $54.5    15.8%
      1992    62.6     18.7          59.8    17.8
      1991    62.2     19.3          52.7    16.4

Trans-Serve, Inc. operates a railroad wood tie treating plant in Vivian, Louisiana under an industrial revenue bond lease arrangement with an option to purchase. This facility contains buildings totaling approximately 12,000 square feet. Carland, Inc. leases approximately 1,400 square feet of office facilities in downtown Kansas City, Missouri from DST Realty, Inc. a wholly-owned subsidiary of DST. Pabtex, Inc. owns a 70 acre coal and petroleum coke

                      22

bulk handling facility at Port Arthur, Texas. Southern Leasing leases 2,800 square feet of office space in downtown Kansas City, Missouri, from DST Realty, Inc., a wholly-owned subsidiary of DST.

Mid-South Microwave, Inc. owns and operates a microwave system, which extends essentially along the right-of-way of KCSR from Kansas City, Missouri to Dallas, Beaumont-Port Arthur, Texas and New Orleans, Louisiana. This system is leased to KCSR.

Other subsidiaries of the Registrant own approximately 8,000 acres of land at various points adjacent to the KCSR right-of-way. Other properties also include a 354,000 square foot warehouse at Shreveport, Louisiana, a bulk handling facility at Port Arthur, Texas, and several former railway buildings now being rented to non-affiliated companies, primarily as warehouse space.

At December 31, 1993, the Registrant owns 1,025 acres of property located on the waterfront in the Port Arthur, Texas area, which includes 22,000 linear feet of deep water frontage and three docks. Port Arthur is an uncongested port with direct access to the Gulf of Mexico. Approximately 75% of this property is available for development.

Information & Transaction Processing

DST Systems, Inc.

DST owns an 82,000 square foot Data Center, located in Kansas City, commonly known as its Winchester Data Center, which commenced operations in 1985. This facility is located on 13 acres of land within an overall 25 acre tract of land owned by DST.

DST master-leases three downtown Kansas City office buildings consisting of approximately 353,000 square feet in which DST or its affiliates occupy approximately 330,000 square feet and the balance is leased to non-affiliated tenants. This space is utilized by DST for its shareholder operations, systems development and other support functions.

DST and its wholly-owned subsidiary, DST Realty, Inc., own six buildings in Kansas City, Missouri, with approximately 413,000 square feet. DST utilizes 117,000 square feet in these buildings for its portfolio, laser printing and mailing operations, and leases 47,000 square feet to Argus Health Systems for its systems development, administrative and other support operations, 81,000 square feet are leased to Midland Data Systems and Midland Loan Services. In first quarter 1994, Argus purchased the building it had leased from DST. The balance of 168,000 square feet is available for business expansion needs.

Output Technologies Central Region, Inc. (formerly United Micrographics Systems, Inc.), a 100% owned DST subsidiary, leases 97,000 square feet in several buildings representing its primary operating facilities in Kansas City and St. Louis, Missouri, along with remote locations throughout the Midwestern United States.

Output Technologies Eastern Region, Inc. (formerly Mail Processing Systems, Inc.), a 100% owned DST subsidiary, leases 156,000 square feet of production, warehouse and office space facilities in East Hartford, Connecticut and Braintree, Massachusetts. Additionally, a 20,000 square foot facility in New York, New York was leased in 1993.

In addition to the previously discussed office space, DST Realty, Inc. also owns six parking facilities in downtown Kansas City, Missouri having 1,670 parking spaces which are rented by the Registrant's and affiliates' employees, and the public. A 100% owned subsidiary of DST, Winchester Business Center, Inc., owns and operates an underground storage and office facility encompassing a total of 550,000 square feet. 191,000 square feet of this
                      23
facility is leased to another DST subsidiary with the remaining space occupied by unaffiliated tenants or as yet unfinished space.

At December 31, 1993, DST owned or leased mainframe computers which are capable of processing approximately 1.3 billion instructions per second. DST presently uses a substantial portion of the capacity of these mainframes. In addition, DST owns significant amounts of auxiliary computer support equipment such as disk and tape drives, CRT terminals, etc., all of which are necessary for its computer and communications operations.

Financial Asset Management

Janus Capital Corporation

Janus leases 140,000 square feet of office space in two facilities from non-affiliated companies for its administrative and shareowner processing departments. In addition, in October, 1993, Janus leased approximately 34,000 square feet from a non-affiliated entity for its mail processing and storage requirements. Its corporate offices are located in Denver, Colorado.

Corporate & Other

The Registrant and DST are a combined 80% owner of Wyandotte Garage Corporation, a parking facility in downtown Kansas City, Missouri. The facility is located adjacent to the Registrant's and KCSR's headquarters building, and consists of 1,147 parking spaces which are utilized by the Registrant's and affiliates' employees and the public.

Unconsolidated Affiliates, primarily DST related

DST's 50% joint venture, Boston Financial Data Services, Inc., leases and occupies a 186,000 square foot office building in Quincy, Massachusetts. Additionally, DST's 50% joint venture, Investors Fiduciary Trust Co. leases and occupies a total of 86,000 square feet in a downtown Kansas City office building.

DST formed Winchester Ventures II, for the purpose of acquiring land and subsurface areas near DST's Data Center. To date, twelve acres adjacent to the Data Center have been purchased for resale or development. Additionally, DST is a 50% joint venture partner of a 260,000 square foot downtown Kansas City, Missouri office building which is both leased by DST, affiliates and non-affiliates, and houses DST's corporate headquarters.

The Continuum Company, approximately 29% owned by DST, occupies and owns a building of 186,000 square feet located in Austin, Texas, which is used for product development and administration. Continuum leases an additional 35,000 square feet of office in Austin, approximately 100,000 at several locations in Australia, and another approximately 100,000 square feet for various administrative premises in Europe. The Continuum Company, through Vantage (formerly 90.5% owned by DST) also leases 35,000 and 53,000 square feet of office space in Weatherfield, Connecticut and Kansas City, Missouri, respectively.

Item 3. Legal Proceedings
SWEPCO Litigation. The Registrant's wholly-owned subsidiary, The Kansas City Southern Railway Company ("KCSR") is a defendant in a lawsuit filed in the District Court of Bowie County, Texas by Southwestern Electric Power Company ("SWEPCO"). SWEPCO has alleged that KCSR is required to reduce SWEPCO's coal transportation rate due to changed circumstances that allegedly create a "gross inequity" under the provisions of the existing coal transportation contract among SWEPCO, KCSR and the Burlington-Northern Railroad. SWEPCO is the largest single customer of KCSR. Although the suit is pending, KCSR and SWEPCO are negotiating an agreement to settle the major issues which are the subject of this litigation. Management is confident that the matter will be concluded without material adverse effect on the financial condition or future results of operation of KCSR.

Environmental Matters. KCSR is a participant in certain federal and state environmental matters as follows:

In the Ilada Superfund Site East Cape Girardeau, Ill., KCSR was cited for furnishing one carload of used oil to this petroleum recycling facility. Counsel advises that KCSR's liability, if any, should fall within the "de minimus" provisions of the Superfund law, representing minimal exposure.

In Petroleum Products Corp. Hollywood, Fla., also a Superfund case, KCSR was cited, as a transporter only, in hauling two carloads of material in interchange from Princeton, Louisiana to New Orleans. KCSR was removed from the list of Potentially Responsible Parties during 1993 and is no longer involved in this proceeding.

Louisiana Department of Environmental Quality, Docket No. IE-0-91-0001, is a proceeding involving the alleged contamination of Capitol Lake, Baton Rouge, Louisiana. This proceeding also names KCSR as a party due to its ownership of part of the lake bottom. Potentially Responsible Parties remain to be named in this proceeding. Studies commissioned by KCSR indicate that contaminants contained in the lake were not generated by KCSR. Management and counsel do not believe this proceeding will have a material effect on the Registrant.

Louisiana Department of Environmental Quality, Docket No. IAS 88-0001-A, The Louisiana Department of Environmental Quality named KCSR in a state environmental proceeding involving contaminated land near Bossier City, Louisiana, which was the site of a wood preservative treatment plant (Lincoln Creosoting). KCSR is a former owner of part of the land in question. This matter was the subject of a trial in the United States District Court in Shreveport, Louisiana which was concluded in July of 1993. The Court found that Joslyn Manufacturing Company, an operator of the plant, is required to indemnify KCSR for damages arising out of plant operations. (KCSR's potential liability is as a property owner rather than as a generator or transporter of contaminants.) The case has been appealed to the United States Court of Appeals for the Fifth Circuit.

On January 18, 1994, the Environmental Protection Agency ("EPA") published a list of potential sites that may be placed on the CERCLA national priority list. The Lincoln Creosoting site was included. Since major remedial work has been performed at this site by Joslyn and KCSR has been held by the Federal Court to be entitled to indemnity for such costs, it would appear that KCSR should not incur significant remedial liability. In any event, it is not possible to meaningfully evaluate the potential consequences of remediation at the site, since the EPA has made no announcement other than listing of the Lincoln Creosoting site for "potential" inclusion on the national list.

Litigation Reserves. In the opinion of the Registrant, claims or lawsuits incidental to the business of the Registrant and its subsidiaries have been adequately provided for in the consolidated financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the three month period ended December 31, 1993.

Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this Report in lieu of being included in KCSI's Definitive Proxy Statement which will be filed no later than 120 days after December 31, 1993.

Directors/Officers

L.H. Rowland, age 56, has continuously served as President and Chief Executive Officer since January 1987. He has been employed by the Registrant since 1983, serving in numerous management positions and has served as a director of the Registrant continuously since 1983.

T.A. McDonnell, age 48, has continuously served as Executive Vice President since February 1987. He has served as a director of the Registrant continuously since 1983 and has been Chief Executive Officer of DST since 1984.

G.W. Edwards, Jr. age 54, has continuously served as Executive Vice President since April 1991. He has served as a director of the Registrant continuously since May 1991. He has also served as President and Chief Executive Officer of KCSR since April 1991. Prior to this, he served as Chairman of the Board and Chief Executive Officer of the United Illuminating Company, New Haven, Connecticut from 1985 to 1991.

Vice Presidents and Other Corporate Officers (In alphabetical order)

R.H. Bornemann, age 38, has continuously served as Vice President - Governmental Affairs since July 1992. From 1987 to July 1992 he was employed by United Illuminating Company, New Haven, Connecticut, serving most recently as Vice President - Corporate Affairs.

P.S. Brown, age 57, has continuously served as Vice President and Assistant General Counsel since July 1992. From 1981 to July 1992, he served as Vice President - Governmental Affairs.

R.L. Brown II, age 49, has continuously served as Vice President and Assistant Comptroller since January 1992. From October 1986 to January 1992, he served as Vice President and Comptroller. He also serves as Senior Vice President - Finance of KCSR.

R.P. Bruening, age 55, has continuously served as Vice President and General Counsel since May 1982. He also serves as Senior Vice President and General Counsel of KCSR.

D.R. Carpenter, age 47, has continuously served as Vice President - Tax Counsel since June 1993. From 1978 to June 1993, he was a partner in the law firm of Watson, Ess, Marshall & Enggas, Kansas City, Missouri.

R.W. Comstock, age 63, has continuously served as Vice President - Administration since April 1992. From 1986 to April 1992, he served as Senior Vice President - Corporate Affairs with United Illuminating Company, New Haven, Connecticut. He also serves as Senior Vice President - Administration of KCSR.

J.B. Dehner, age 48, has continuously served as Vice President since December 1989. From November 1987 to December 1989, he served as Assistant to the
                      26
President. Prior to November 1987, he was Executive Vice President of Southern Group, Inc. and a principal officer of several other KCSI subsidiaries. He also serves as Executive Vice President and Chief Operating Officer of KCSR.

A.P. McCarthy, age 47, has continuously served as Treasurer since December 1989. From 1984 to December 1989, he served as Assistant Treasurer.

A.P. Mauro, age 64, has continuously served as Vice President and Corporate Secretary since August 1985.

J.D. Monello, age 49, has continuously served as Vice President-Finance since October 1992. From January 1992 to October 1992, he served as Vice President
- - Finance and Comptroller. From May 1989 to January 1992 he served as Vice President and Assistant Comptroller. From October 1986 to May 1989, he served as Assistant Comptroller.

H.H. Salisbury, age 68, has continuously served as Vice President - Public Affairs since May, 1986.

L.G. Van Horn, age 35, has continuously served as Comptroller since October 1992. From January 1992 to October 1992 he served as Assistant Comptroller. From January 1989 to January 1992 he served as Manager - Financial Reporting. From April 1988 to January 1989 he served as Supervisor - Internal Audit.

None of the above officers are related to one another by family.

                                 Part II

Item 5. Market for the Registrant's Common Stock and Related Stockholder
Matters

See information on pages i and ii of this Form 10-K. Also, pages 68 and 69 of KCSI's 1993 Annual Report to Stockholders (Exhibit 13.1 hereto) are hereby incorporated herein by reference.*

The Registrant's Board of Directors authorized an 11% increase in its Common stock dividend in January 1992. The dividend will be reviewed annually and adjustments considered that are consistent with growth in real earnings and prevailing business conditions. Unrestricted retained earnings of the Registrant at December 31, 1993 were $97.2 million.

At December 31, 1993, there were 3,386 holders of the Registrant's Common stock based upon an accumulation of the registered stockholder listing.

Item 6.  Selected Financial Data
(In millions, except per share and ratio data)

                     1993       1992     1991     1990      1989
Operating Revenue  $961.1     $741.4    $610.2   $528.0   $498.3

Income from continuing
  operations        $97.0      $63.8     $45.7    $41.4    $37.1

Income from continuing
  operations per
  Common share      $2.16      $1.43     $1.08     $.99     $.89

Total assets     $1,917.0   $1,248.4  $1,091.9 $1,034.0   $964.9

Long-term
obligations        $776.2     $387.0    $317.1   $344.9   $282.8

Cash dividends per
  Common share       $.30       $.30      $.27     $.27     $.27

Ratio of earnings to fixed charges (Exhibit 12.1 hereto)
Excluding interest on
  deposits of IFTC   3.68       3.40      2.88     2.58     2.55
Including interest on
  deposits of IFTC   3.43       2.98      2.44     2.23     2.32

Above amounts reflect the 2-for-1 Common stock split to shareholders of record on February 19, 1993, payable March 17, 1993 and the 2-for-1 Common stock split to shareholders of record on February 14, 1992, payable March 17, 1992.

See information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 30 through 45 of KCSI's 1993 Annual Report to Stockholders (Exhibit 13.1 hereto) which are hereby incorporated herein by reference.*
____________________________
* Incorporated by reference pursuant to Rule 12b-23 and General Instruction G(2) to Form 10-K

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

See information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 30 through 45 of KCSI's 1993 Annual Report to Stockholders (Exhibit 13.1 hereto) which is hereby incorporated herein by reference.*

A listing of explanations of graphics used in the Managements' Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1993, (Exhibit 99.2 hereto), which is hereby incorporated herein by reference.*


Item 8.   Financial Statements and Supplementary Data

The report of the independent accountants, the audited consolidated financial statements and the unaudited quarterly financial data appear on pages 46 through 70 of KCSI's 1993 Annual Report to Stockholders (Exhibit 13.1 hereto) and are hereby incorporated herein by reference.*


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None






























                                        ____________________________

*  Incorporated by reference pursuant to Rule 12b-23 and General
     Instruction G(2) to Form 10-K

                                Part III

Item 10.            Directors and Executive Officers of the Registrant

(a) Directors of the Registrant

See "Election of Directors" in the Registrant's Definitive Proxy Statement, incorporated herein by reference.**

(b) Executive Officers of the Registrant

Included under Part I pages 26 and 27.


Item 11.  Executive Compensation

See "Management Compensation" in the Registrant's Definitive Proxy Statement, incorporated herein by reference.**


Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a) See "Principal Stockholders" in the Registrant's Definitive Proxy Statement, incorporated herein by reference.**

(b) See "Election of Directors" in the Registrant's Definitive Proxy Statement, incorporated herein by reference.**


Item 13.  Certain Relationships and Related Transactions

See "Certain Transactions" in the Registrant's Definitive Proxy Statement, incorporated herein by reference.**
























_________           ___________________
**Incorporated by reference pursuant to Rule 12b-23 and General Instruction G(3) to Form 10-K. KCSI's Definitive 1993 Proxy Statement will be filed no later than 120 days after December 31, 1993

                               Part IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) List of Documents filed as part of this Report

(1) Financial Statements

The financial statements and related notes, together with the report of Price Waterhouse dated February 24, 1994, which appear on pages 46 through 70 of the accompanying 1993 Annual Report to Stockholders (Exhibit 13.1), are hereby incorporated herein by reference*. With the exception of the information explicitly incorporated by reference in this Form 10-K, the 1993 Annual Report to Stockholders is not to be deemed filed as a part of this Form 10-K.

The following additional financial statement schedules should be read in conjunction with the financial statements in such 1993 Annual Report to Stockholders. Schedules and exhibits for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission not included with these additional financial statement schedules have been omitted because they are not applicable, insignificant or the required information is shown in the financial statements or notes thereto.


(2) Financial Statement Schedules

Supplementary Financial Information

                                                     Page
Report of independent accountants on financial statement  F-1 thru
schedules and consents of independent accountants    F-2

Schedule V
          Property, plant and equipment - Years ended
          December 31, 1993, 1992 and 1991           F-3

Schedule VI
          Accumulated depreciation and amortization of
          property, plant and equipment - Years ended
          December 31, 1993, 1992 and 1991           F-4

Schedule X
          Supplementary income statement information -
          Years ended December 31, 1993, 1992 and 1991    F-5

The financial statements and related notes, together with the report of Ernst & Young dated January 12, 1994, of Investors Fiduciary Trust Company (a 50% owned affiliate of DST Systems, Inc., a 100% owned subsidiary of the Registrant and accounted for using the equity method) for the year ended December 31, 1993 (Exhibit 99.1) are hereby incorporated herein by reference*.

____________________________


* Incorporated by reference pursuant to Rule 12b-23 and General Instruction G(2) to Form 10-K

(3)       List of Exhibits

  (3)     Articles of Incorporation and Bylaws

  Articles of Incorporation

    - Exhibit 4*** to Registrant's Registration Statement on Form S-8, Commission File No. 33-8880


    - Certificate of Designation Establishing the New Series Preferred Stock, Series A, of Registrant, dated May 16, 1986 which is detailed as Exhibit A*** to Registrant's Report on Form 10-Q for the quarter ended June 30, 1986, Commission File No. 1-4717

    - Exhibit 4.1*** to Registrant's Current Report on Form 8-K dated October 1, 1993 (Commission File No. 1-4717), Certificate of Designation of Series B Convertible Preferred Stock

Bylaws

    - Exhibit 3.1***, Registrant's By-Laws, as amended and restated November 7, 1991, to Registrant's Form 10-K for the fiscal year ended December 31, 1991, Commission File No. 1-4717

(4) Instruments Defining the Right of Security Holders, Including Indentures

    - Exhibits incorporated by reference under Part IV Item 14 (a)(3)(3) of this Form 10-K

    - Item 5*** to Registrant's Current Report on Form 8-K dated December 8, 1992 (Commission File No. 1-4717), which is a brief description of the $250 million Revolving Credit Agreement, dated December 8, 1992.

(9) Voting Trust Agreement
    (Inapplicable)

(10)  Material Contracts

    - The Director Indemnification Agreement attached as Exhibit I*** to Registrant's Form 10-K, for the fiscal year ended December 31, 1987, Commission File No. 1-4717 and Exhibit B*** to Registrant's Proxy Statement for 1987 Annual Stockholder Meeting, dated April 6, 1987

    - The Deferred Directors Fee Plan attached as Exhibit 10*** to DST's Form 10-K, for the fiscal year ended December 31, 1986, Commission File No. 2-81678

    - The Kansas City Southern Railway 1987 Restricted Stock Plan, attached as Exhibit C*** to Registrant's Form 10-K, for the fiscal year ended December 31, 1987, Commission File No. 1-4717

    - The Indenture, dated July 1, 1992, to (i) a $300 million Shelf Registration of Debt Securities attached as Exhibit 4*** to
      Registrant's Form S-3 Commission File No. 33-47198, filed June 19,

                      ____________________________


*** Incorporated by reference pursuant to Rule 12b-32

      1992 (ii) a $200 million Medium Term Notes Registration of Debt Securities, attached as Exhibit 4(a)*** to Registrant's Form S-3 Commission File No. 33-60192, filed March 29, 1993

    - The Rights Agreement, dated May 16, 1986 attached as Exhibit 1*** to Registrant's Registration Statement on Form 8-A , dated May 17, 1986, Commission File No. 1-4717

    - The 1978 Employee Stock Option Plan as amended attached as Exhibit D*** to Registrant's Form 10-K, for the fiscal year ended December 31, 1987, Commission File No. 1-4717

    - The 1983 Employee Stock Option Plan as amended attached as Exhibit E*** to Registrant's Form 10-K, for the fiscal year ended December 31, 1987, Commission File No. 1-4717

    - The 1987 Employee Stock Option Plan as amended attached as Exhibit F*** to Registrant's Form 10-K, for the fiscal year ended December 31, 1987, Commission File No. 1-4717

    - The Employment Continuation Agreements - KCSI and subsidiaries attached as Exhibit G*** to Registrant's Form 10-K, for the fiscal year ended December 31, 1987, Commission File No. 1-4717 extended to February 19, 1993

    - The Officer Indemnification Agreement attached as Exhibit H*** to Registrant's Form 10-K, for the fiscal year ended December 31, 1987, Commission File No. 1-4717

    - The DST ESOP Loan Agreement, dated December 18, 1987, and Amendment No. 1, dated February 3, 1988, attached as Exhibit J*** to
      Registrant's Form 10-K, for the fiscal year ended December 31, 1987, Commission File No. 1-4717

    - The DST Guarantee Agreement, dated December 18, 1987, and
      Ratification and Amendment of Guarantee, dated February 3, 1988, attached as Exhibit K*** to Registrant's Form 10-K, for the fiscal year ended December 31, 1987, Commission File No. 1-4717

    - The KCSI ESOP Loan Agreement, dated February 3, 1988, attached as Exhibit L*** to Registrant's Form 10-K, for the fiscal year ended December 31, 1987, Commission File No. 1-4717

    - The KCSI Guarantee Agreement, dated February 3, 1988, attached as Exhibit M*** to Registrant's Form 10-K, for the fiscal year ended December 31, 1987, Commission File No. 1-4717

    - The KCSI Directors' Deferred Fee Plan and Amendment to KCSI
      Directors' Fee Plan attached as Exhibit N*** to Registrant's Form 10-K, for the fiscal year ended December 31, 1987, Commission File No. 1-4717

    - The Kansas City Southern Railway Company Directors' Deferred Fee Plan and Amendment to Kansas City Southern Railway Company Directors' Deferred Fee Plan attached as Exhibit O*** to Registrant's Form 10-K, for the fiscal year ended December 31, 1987, Commission File No. 1-4717

_____________________________

*** Incorporated by reference pursuant to Rule 12b-32

    - Exhibit 10.1*** Employee Stock Ownership Plan and Trust Note Agreement dated December 1, 1989 to Registrant's Form 10-K, for the fiscal year ended December 31, 1989, Commission File No. 1-4717

    - Exhibit 10.3*** Employment Continuation Agreement, dated, May 5, 1987, between T.A. McDonnell and DST Systems, Inc. to Registrant's Form 10-K, for the fiscal year ended December 31, 1990, Commission File No. 1-4717

    - Exhibit 10.4*** Description of the Registrant's 1991 incentive compensation plan to Registrant's Form 10-K, for the fiscal year ended December 31, 1990, Commission File No. 1-4717

    - Exhibit 10.1*** The Registrant's 1991 Stock Option and Performance Award Plan to Registrant's Form 10-K, for fiscal year ended December 31, 1991, Commission File No. 1-4717

    - Exhibit 10.2*** The Registrant's Directors Deferred Fee Plan, adopted August 20, 1982, amended and restated September 13, 1991, to Registrant's Form 10-K, for fiscal year ended December 31, 1991, Commission File No. 1-4717

    - The Agreement and Plan of Merger dated September 19, 1992, among the Registrant, K&M Newco, Inc. (a wholly-owned subsidiary of the Registrant) and MidSouth Corporation as Exhibit 2*** to Registrant's Form 8-K dated September 19, 1992, Commission File No. 1-4717; and letter agreement dated August 4, 1992, between Registrant and MidSouth Corporation setting forth confidentiality and standstill agreements; letter dated September 24, 1992 modifying the Agreement and Plan of Merger dated September 19, 1992 and letter agreement dated August 4, 1992 as Exhibits 28.1*** and 28.2 *** respectively to Registrant's Form 8, dated September 28, 1992, Commission File No. 1-4717. Third Amendment dated March 30, 1993 to the confidentiality letter dated August 4, 1992 as Exhibit 28.1*** to Registrant's Form 8-K, dated March 30, 1993, Commission File No. 1-4717.

    - Exhibit 10.1*** Employment Agreement, dated January 1, 1992, as amended and restated March 18, 1993, by and between Kansas City Southern Industries, Inc., and Landon H. Rowland to the Registrant's Form 10-K, for fiscal year ended December 31, 1992, Commission File No. 1-4717.

    - Exhibit 10.2*** Employment Agreement, dated January 1, 1992, as amended and restated March 18, 1993, by and between Kansas City Southern Industries, Inc., The Kansas City Southern Railway Company and George W. Edwards, Jr. to the Registrant's Form 10-K, for fiscal year ended December 31, 1992, Commission File No. 1-4717.

    - Exhibit 10.3*** Employment Agreement, dated January 1, 1992, as amended and restated March 18, 1993, by and between Kansas City Southern Industries, DST Systems, Inc. and Thomas A. McDonnell to the Registrant's Form 10-K, for fiscal year ended December 31, 1992, Commission File No. 1-4717.

    - Exhibit 10.4*** Employment Agreement, dated April 1, 1992, by and between Kansas City Southern Industries, Inc. and Roland W. Comstock to the Registrant's Form 10-K, for fiscal year ended December 31, 1992, Commission File No. 1-4717.

    - Exhibit 10.1 attached to this Form 10-K
_____________________________

*** Incorporated by reference pursuant to Rule 12b-32#
                                  34
(11)  Statement Re Computation of Per Share Earnings
    (Inapplicable)

(12)  Statements Re Computation of Ratios
    Exhibit 12.1 attached to this Form 10-K

(13) Annual Report to Security Holders, Form 10-Q or Quarterly Report to Security Holders
    - Exhibit 13.1 attached to this Form 10-K

(16)  Letter Re Change in Certifying Accountant
    (Inapplicable)

(18)  Letter Re Change in Accounting Principles
    (Inapplicable)

(21)  Subsidiaries of the Registrant
    - Exhibit 21.1 attached to this Form 10-K

(22) Published Report Regarding Matters Submitted to Vote of Security Holders (Inapplicable)

(23)  Consents of Experts and Counsel
    Page F-1 and F-2 to this Form 10-K

(24)  Power of Attorney
    (Inapplicable)

(27)  Financial Data Schedules
    (Inapplicable)

(28)  Information from Reports Furnished to State Insurance Regulatory
    Authorities
    (Inapplicable)

(99)  Additional Exhibits
    - The financial statements and related notes, together with the report of Ernst & Young dated January 12, 1994, of Investors Fiduciary Trust Company as listed under Item 14(a)2, for the year ended December 31, 1993 attached hereto as Exhibit 99.1

    - A listing of explanations of graphics used in the Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1993, attached hereto as
      Exhibit 99.2

(b)  Reports on Form 8-K

The Registrant filed a Form 8-K dated October 1, 1993 under Items 5 and 7, reporting (a) the establishment of the KCSI Employee Plan Funding Trust and transfer of KCSI Series B Convertible Preferred Stock and (b) completion of the Vantage Computer Systems, Inc. merger into a wholly-owned subsidiary of The Continuum Company, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Kansas City Southern Industries, Inc.



March 18, 1994                          By:     /s/L.H. Rowland
                                             L.H. Rowland, President,
                                             Chief Executive Officer
                                                 and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 18, 1994.

         Signature                                  Capacity


       /s/P.H. Henson                 Chairman and Director
         P.H. Henson


       /s/L.H. Rowland                President, Chief Executive
        L.H. Rowland                  Officer and Director


     /s/G.W. Edwards Jr.              Executive Vice President
      G.W. Edwards Jr.                and Director


      /s/T.A. McDonnell               Executive Vice President
       T.A. McDonnell                      and Director


       /s/J.D. Monello                Vice President-Finance
        J.D. Monello                       (Principal Financial Officer)


      /s/L.G. Van Horn                Comptroller
        L.G. Van Horn                      (Principal Accounting Officer)


      /s/A.E. Allinson                Director
        A.E. Allinson


       /s/P.F. Balser                      Director
         P.F. Balser


       /s/J.E. Barnes                      Director
         J.E. Barnes


       /s/T.S. Carter                      Director
         T.S. Carter


        /s/M.G. Fitt                       Director
          M.G. Fitt


        /s/M.M. Levin                      Director
         M.M. Levin


       /s/M.I. Sosland                Director
        M.I. Sosland

                  REPORT OF INDEPENDENT ACCOUNTANTS ON
                      FINANCIAL STATEMENT SCHEDULES


To the Board of Directors
of Kansas City Southern Industries, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 24, 1994, appearing on page 70 of the 1993 Annual Report to Stockholders of Kansas City Southern Industries, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ Price Waterhouse
PRICE WATERHOUSE

Kansas City, Missouri
February 24, 1994


                   CONSENT OF INDEPENDENT ACCOUNTANTS



We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 33-69060, 33-50517, 33-50519), and in the
Prospectuses constituting part of the Registration Statements on Form S-3 (No. 33-60192, 33-69648) of Kansas City Southern Industries, Inc. of our report dated February 24, 1994, appearing on page 70 of the Annual Report to Stockholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedules, which appears above.


/s/ Price Waterhouse
PRICE WATERHOUSE

Kansas City, Missouri
March 18, 1994

                     Consent of Independent Auditors

We consent to the incorporation by reference in the Registration Statements on Form S-8 and Form S-3 of Kansas City Southern Industries, Inc. and the related Prospectuses of our report dated January 12, 1994, with respect to the financial statements of Investors Fiduciary Trust Company included at page 1 of Exhibit 99.1 in this Annual Report on Form 10-K for the year ended
December 31, 1993.


/s/ Ernst & Young

ERNST & YOUNG

Kansas City, Missouri
March 18, 1994


                 KANSAS CITY SOUTHERN INDUSTRIES, INC.
                         AND SUBSIDIARY COMPANIES

SCHEDULE V -          PROPERTY, PLANT AND EQUIPMENT
                        (Dollars in Millions)
                    Balance at                         Balance at
                     beginning  Additions                end of
                    of  period   at cost   Retirements   period
Year ended
December 31, 1993
DST                  $  208.1   $   69.0     $  14.3     $  262.8
Janus                    12.8        9.2          .3         21.7
Corporate & Other         9.7         .4          .7          9.4

Transportation -
   Road                 684.0      411.6        20.3      1,075.3
   Equipment            338.4       26.9         9.7        355.6
   Land and Facilities   59.0        9.3         1.1         67.2
                     $1,312.0   $  526.4     $  46.4     $1,792.0

Year ended
December 31, 1992
DST                  $  155.6   $   56.5     $   4.0     $  208.1
Janus                     2.8       10.0        --           12.8
Corporate & Other         9.6         .1        --            9.7

Transportation -
  Road                  650.1       52.7        18.8        684.0
  Equipment             340.0       47.3        48.9        338.4
  Land and Facilities    51.8        7.5          .3         59.0
                     $1,209.9   $  174.1     $  72.0     $1,312.0

Year ended
December 31, 1991
DST                  $  127.7   $   31.1     $   3.2     $  155.6
Janus                     1.3        1.6          .1          2.8
Corporate & Other         9.5         .1        --            9.6

Transportation -
   Road                 646.3       39.7        35.9        650.1
   Equipment            309.4       41.2        10.6        340.0
   Land and Facilities   51.6       10.6        10.4         51.8
                     $1,145.8   $  124.3     $  60.2     $1,209.9



                  KANSAS CITY SOUTHERN INDUSTRIES, INC.
                                AND SUBSIDIARY COMPANIES

       SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION OF
                      PROPERTY, PLANT AND EQUIPMENT
                          (Dollars in Millions)

                          Additions
               Balance at charged to              Balance
                beginning  costs and               at end
                of period  expenses Retirements of period
Year ended
December 31, 1993
DST                   $ 98.9    $35.4    $  5.8     $128.5
Janus                    3.0      4.3        .1        7.2
Corporate & Other        3.9       .6      --          4.5

Transportation -
  Road                  251.6    26.7      14.1      264.2
  Equipment             168.0    14.5       7.7      174.8
  Land and Facilities    18.4     2.4        .6       20.2
                       $543.8   $83.9    $ 28.3     $599.4

Year ended
December 31, 1992
DST                    $ 78.4   $23.9    $  3.4     $ 98.9
Janus                      .9     2.1      --          3.0
Corporate & Other         3.4      .5      --          3.9

Transportation -
  Road                  244.0    21.7      14.1      251.6
  Equipment             200.6    12.0      44.6      168.0
  Land and Facilities    16.4     2.2        .2       18.4
                       $543.7   $62.4    $ 62.3     $543.8

Year ended
December 31, 1991
DST                    $ 60.4   $20.3    $  2.3     $ 78.4
Janus                      .6      .4        .1         .9
Corporate & Other         2.8      .7        .1        3.4

Transportation -
  Road                  252.3    23.6      31.9      244.0
  Equipment             195.4    10.8       5.6      200.6
  Land and Facilities    24.9     1.7      10.2       16.4
                       $536.4   $57.5    $ 50.2     $543.7


KANSAS CITY SOUTHERN INDUSTRIES, INC.
AND SUBSIDIARY COMPANIES

 SCHEDULE X -   SUPPLEMENTARY INCOME STATEMENT INFORMATION
(Dollars in Millions)

                              Charged to Costs and Expenses
                               Years Ended December 31,
                                1993      1992     1991
Property  maintenance and
   repair expenses:

   DST and Corporate & Other  $  16.9    $ 8.4    $ 9.5

   Transportation Services -
     Road properties             42.7     41.9     38.6
     Equipment                   27.1     28.9     25.1

                              $  86.7    $79.2    $73.2


Depreciation and amortization of
   intangible assets, preoperating
   costs and similar deferrals:

   DST and Corporate & Other  $   8.8    $ 5.9    $ 4.3

   Transportation Services        2.8      -         -
                              $  11.6    $ 5.9    $ 4.3


                  KANSAS CITY SOUTHERN INDUSTRIES, INC.
                      1993 FORM 10-K ANNUAL REPORT
                            INDEX TO EXHIBITS


                                                     Regulation SK
Exhibit                                              Item 14(a)(3)
  No.                       Document                 Exhibit No.



 10.1        Employment Agreement, dated July 15, 1993,     10
             by and between Kansas City Southern
             Industries, Inc. and Mark M. Levin

 12.1        Ratio of Earnings to Fixed Charges             12

 13.1        1993 Annual Report to Stockholders             13

 21.1        Subsidiaries of the Registrant                 21

 99.1 The financial statements and related notes, together99 with the report of Ernst & Young dated January 12, 1994 of Investors Fiduciary Trust Company for the year ended December 31, 1993

 99.2        Listing of explanations of graphics used in    99
             Management's Discussion and Analysis of Financial
             Condition and Results of Operations