Form 10-Q
period 1994-03-31
KANSAS CITY SOUTHERN INDUSTRIES INC
filed 1994-05-11
CIK 54480

FORM 10-Q
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1994

                                   OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

    for the transition period from                 to

                      Commission File Number 1-4717


                  KANSAS CITY SOUTHERN INDUSTRIES, INC.
         (Exact name of registrant as specified in its charter)


                Delaware                      44-0663509
     (State or other jurisdiction of       (I.R.S. Employer
     incorporation or organization)Identification No.)


114 West 11th Street, Kansas City, Missouri            64105
 (Address of principal executive offices)         (Zip Code)


                             (816) 556-0303
          (Registrant's telephone number, including area code)


                               No Changes
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes [X]         No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                  Outstanding at April 30, 1994

Common Stock, without par value                              43,465,892 Shares

                  KANSAS CITY SOUTHERN INDUSTRIES, INC.

                                FORM 10-Q

                              MARCH 31, 1994

                                   INDEX


Page

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Introductory Comments                                         1

Consolidated Condensed Balance Sheets -
March 31, 1994 and December 31, 1993                          2

Consolidated Condensed Statements of Income -
Three Months Ended March 31, 1994 and 1993                    3

Computation of Primary Earnings per Common Share              3

Consolidated Condensed Statements of Cash Flows -
Three Months Ended March 31, 1994 and 1993                    4

Notes to Consolidated Condensed Financial Statements          5

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                           9


PART II - OTHER INFORMATION

Item 1.Legal Proceedings                                     15

Item 4.Submission of Matters to a Vote of Security Holders   15

Item 6.Exhibits and Reports on Form 8-K                      16

SIGNATURES                                                   17

                  KANSAS CITY SOUTHERN INDUSTRIES, INC.

                                FORM 10-Q

                             MARCH 31, 1994


                     PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements


                          INTRODUCTORY COMMENTS

The Consolidated Condensed Financial Statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to enable a reasonable understanding of the information presented. It is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

                  KANSAS CITY SOUTHERN INDUSTRIES, INC.
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                          (Dollars in Millions)
                               (Unaudited)

                                                March 31,  December 31,
                                                   1994        1993
                                 ASSETS


Current Assets:
 Cash and equivalents                           $   10.5  $    6.6
 Accounts receivable, net                          215.5     194.7
 Inventories                                        49.3      48.3
 Other current assets                               93.7      86.1
   Total current assets                            369.0     335.7

Investments (held for operating purposes)          202.2     174.5

Properties (net of $615.3 and $599.4 accumulated
 depreciation and amortization, respectively)    1,262.0   1,192.6

Intangibles and Other Assets                       169.5     214.2

    Total assets                                $2,002.7  $1,917.0

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Debt due within one year                       $  70.4   $  63.5
 Accounts and wages payable                        77.3      70.9
 Other accrued and current liabilities            143.3     154.0
    Total current liabilities                     291.0     288.4

Other Liabilities:
 Long-term debt                                   811.0     776.2
 Deferred income taxes                            192.0     184.7
 Other deferred credits and liabilities           104.2      99.1
    Total other liabilities                     1,107.2   1,060.0

Minority Interest                                   5.6       5.9

Stockholders' Equity:
 Preferred stock                                    7.1       7.1
 Common stock                                      31.3      30.9
 Capital surplus                                  308.7     303.9
 Retained earnings                                463.4     439.0
 Shares held in trust                            (200.0)   (200.0)
 ESOP deferred compensation                       (11.6)    (18.2)
    Total stockholders' equity                    598.9     562.7

    Total liabilities and stockholders' equity $2,002.7  $1,917.0

 See accompanying notes to consolidated condensed financial statements.

                  KANSAS CITY SOUTHERN INDUSTRIES, INC.
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME
              (Dollars in Millions, Except per Share Data)
                               (Unaudited)

                                             Three Months
                                            Ended March 31,
                                            1994        1993

Revenues                                  $ 265.1     $ 214.6
Costs and expenses                        $ 208.9     $ 169.6

 Operating Income                            56.2        45.0

Equity in net earnings of
 unconsolidated affiliates                    6.0         2.9
Interest expense                            (15.0)      (10.7)

Pretax income                                47.2        37.2
Provision for taxes on income                17.6        13.3

Income before minority interest              29.6        23.9
Minority interest                             2.0         1.8

Income before cumulative effect of
 accounting changes                          27.6        22.1

Cumulative effect of changes in
 accounting for income taxes and
 postretirement benefits,
 net of taxes                                            (6.5)

 Net Income                                  27.6        15.6

Less-dividends on preferred stock              .1          .1

 Net Income Applicable to
 Common Stockholders                      $  27.5     $  15.5


Computation of Primary Earnings per Common Share

Average Primary Common
  Shares Outstanding(in thousands)         45,091     44,565

Primary Earnings per Common Share:

Income before cumulative effect of
  accounting changes                      $   .61     $  .49
Cumulative effect of accounting changes                 (.14)
   Total                                  $   .61     $  .35

Cash Dividends Paid:
  Per Common share                        $   .07 1/2 $  .07 1/2
  Per Preferred share                     $   .25     $  .25

See accompanying notes to consolidated condensed financial statements.
                  KANSAS CITY SOUTHERN INDUSTRIES, INC.
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                       (Dollars in Millions)
                            (Unaudited)

                                             Three Months
                                            Ended March 31,
                                            1994      1993

CASH FLOWS PROVIDED BY (USED FOR):

OPERATING ACTIVITIES:
 Net income                                 $27.6    $15.6
 Adjustments to net income:
  Depreciation and amortization              28.2     20.8
  Deferred income taxes                       8.1     (1.0)
  Equity in undistributed earnings           (6.0)    (1.8)
 Changes in working capital items:
  Accounts receivable                       (20.8)    (3.8)
  Inventories                                (1.0)    (3.9)
  Other current assets                       (8.5)     2.6
  Accounts payable                           10.4    (18.8)
  Other accrued and current liabilities       7.0     20.1
 Other, net                                   1.1      3.8
   Net                                       46.1     33.6

INVESTING ACTIVITIES:
 Property acquisitions                      (72.5)   (24.8)
 Proceeds from disposal of property           4.4      5.1
 Investment acquisitions                    (21.6)   (54.5)
 Proceeds from disposal of investments       --        3.9
 Other, net                                  10.0      2.5
   Net                                      (79.7)   (67.8)

FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt    85.5    143.2
 Repayment of long-term debt                (38.8)   (70.3)
 Proceeds from stock plans                    1.3       .1
 Stock repurchased                           (9.5)
 Cash dividends paid                         (3.3)    (3.3)
 Other, net                                   2.3       .6
   Net                                       37.5     70.3

CASH AND EQUIVALENTS
 Net increase                                 3.9     36.1
 At beginning of year                         6.6     15.4
 At end of period                           $10.5    $51.5

  See accompanying notes to consolidated condensed financial statements.

                 KANSAS CITY SOUTHERN INDUSTRIES, INC.
                                FORM 10-Q

                             MARCH 31, 1994

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS




1. In the opinion of the Registrant, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the financial position of Kansas City Southern Industries, Inc. ("Registrant" or "KCSI") and its subsidiary companies as of March 31, 1994 and December 31, 1993, the results of operations for the three months ended March 31, 1994 and 1993, and cash flows for the three months ended March 31, 1994 and 1993.

2. The results of operations for the three months ended March 31, 1994 and 1993 are not necessarily indicative of the results to be expected for the full year 1994, nor the results experienced for the full year 1993.

3. The accompanying financial statements have been prepared consistent with accounting principles described more fully in Note 1 of the Registrant's 1993 Annual Report to Stockholders.

4. The Registrant's inventories, $49.3 million at March 31, 1994 and $48.3 million at December 31, 1993, principally represent material and supplies related to rail transportation and DST's output processing operations. Other components of inventories are immaterial.

5. Investments in unconsolidated affiliates and certain other investments accounted for under the equity method of accounting include all entities in which the Registrant or its subsidiaries have significant influence but not more than 50% control. Investments in unconsolidated affiliates (joint ventures) at March 31, 1994, include the equity interests of DST Systems, Inc. ("DST") in Boston Financial Data Services, Inc., Investors Fiduciary Trust Company ("IFTC"), The Continuum Company, Inc. ("Continuum"), Argus Health Systems, Inc. ("Argus"), Midland Data Systems, Inc. and Midland Loan Services, L.P.(collectively "Midland"), First of Michigan Capital Corporation, and certain other venture operations plus the Registrant's interests in other companies. Among other provisions, the joint venture agreements contain "change of control" provisions affecting the rights of the partners to acquire the other partners' equity interests in the event of circumstances which would result in a change of control.

Combined condensed financial information of unconsolidated affiliates is shown below (dollars in millions):


Financial Condition

                                          March 31,  December 31,
                                             1994         1993
Current assets                             $1,116.5     $1,047.7
Non-current assets                            160.9        150.1
  Assets                                   $1,277.4     $1,197.8

Current liabilities                        $  905.3     $  856.8
Non-current liabilities                       144.8        122.9
Equity of stockholders and partners           227.3        218.1
  Liabilities and equity                   $1,277.4     $1,197.8

Investment in unconsolidated affiliates    $  150.3     $  126.3


Operating Results

                                               Three Months
                                              Ended March 31,
                                             1994         1993
Revenues:
 IFTC                                      $   10.2     $   12.2
 All others                                   143.4         59.9
   Total Revenues                          $  153.6     $   72.1

Costs and expenses:
 IFTC                                      $    7.3     $   10.1
 All others                                   132.6         57.7
   Total Costs and Expenses                $  139.9     $   67.8

Net Income:
 IFTC                                      $    2.9     $    2.1
 All others                                    10.8          2.2
   Total Net Income                        $   13.7     $    4.3

Equity in Earnings:
 IFTC                                      $    1.5     $    1.0
 All others                                     4.5          1.0
   Total Equity in Earnings                $    6.0     $    2.0

6. For purposes of the Statement of Cash Flows, the Registrant considers all short-term investments with an original maturity of generally three months or less to be cash equivalents. Other required supplementary disclosures follow:

a. Cash Flow Information (in millions):

                                              Three Months
Ended March 31,
                                              1994   1993
Interest paid                                 $22.5  $ 14.7
Income taxes paid (refunded)                   (9.6)  (3.7)

b. Noncash Investing and Financing Activities:

In the first quarter of 1994, the Registrant issued approximately 235,000 shares of Common stock under the Seventh Offering of the Employees Stock Purchase Plan. These shares, totalling a purchase price of approximately $4.4 million, were subscribed and paid for, through employee payroll deductions, in 1993.

During the first three months of 1994 and 1993, the Registrant recorded expenses of $1.1 million and $1.0 million, respectively, related to its existing ESOP. These charges, which were non-cash in nature, had the effect of decreasing retained earnings and ESOP deferred compensation with no overall effect upon stockholders' equity.

The Registrant issued $100 million in debt securities in first quarter 1993. As part of this transaction, the Registrant incurred $1.5 million in discount and underwriting fees which were transferred directly to the underwriters. These discount and underwriting fees represent non-cash amounts, which will be amortized over the respective term of the indebtedness.

7. In December 1993, the American Institute of Certified Public Accountants issued Statement of Position No. 93-6 ("SOP 93-6") "Employers Accounting for Employee Stock Ownership Plans", which became effective for fiscal years beginning after December 15, 1993. The Registrant's ESOP shares are grandfathered under the provisions of SOP 93-6 and accordingly, the Registrant's accounting policies and procedures as described in the Annual Report on Form 10-K for the year ended December 31, 1993 were not affected by SOP 93-6. SOP 93-6 does, however, require additional disclosures regarding the Registrant's ESOP plan as follows, (in millions at March 31, 1994):

          Number of Common shares allocated to
          plan participants                     4.6

          Cost of unallocated ESOP shares     $11.1

8. LITIGATION. The Registrant has had no significant changes in its outstanding litigation from that previously reported in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 other than noted below.

SWEPCO Litigation

As was previously disclosed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, KCSR was a defendant in a lawsuit filed in the District Court of Bowie County, Texas by Southwestern Electric Power Company ("SWEPCO"). In that case, SWEPCO alleged that KCSR was required to reduce SWEPCO's coal transportation rate due to changed circumstances allegedly creating a "gross inequity" under the provisions of the coal transportation contract existing among SWEPCO, KCSR and the Burlington Northern Railroad. SWEPCO is KCSR's largest single customer. KCSR and SWEPCO have reached an agreement to settle this litigation and a motion to dismiss the case against KCSR has been filed with the Court. This matter was concluded, as predicted, without material adverse effect on the financial condition or future results of operations of the Registrant.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Kansas City Southern Industries, Inc. (the "Registrant") is a Delaware corporation, organized in 1962, which engages in supervising the operations of its subsidiaries and providing certain managerial, legal and financial services to its subsidiaries.

The Registrant's business activities by industry segment and principal subsidiary companies are:

   Transportation Services - Operating a Class I Common Carrier Railroad system through the Registrant's 100% owned subsidiary The Kansas City Southern Railway Company and its affiliated trucking and other subsidiaries ("KCSR") along with other subsidiaries supporting the transportation segment.

   Information & Transaction Processing - DST Systems, Inc., ("DST") a 100% owned subsidiary, together with its subsidiaries and joint ventures (principally The Continuum Company, Inc., Boston Financial Data Services, Inc., Investors Fiduciary Trust Company, Argus Health Systems, Inc., Midland Data Services, Inc. and Midland Loan Services L.P.), designs, maintains and operates proprietary on-line shareowner accounting and record keeping data processing systems, primarily for mutual funds, financial services institutions and insurance companies. In addition to data processing, subsidiaries of DST also provide computer output microfilm/microfiche, printing and graphic design services.

   Financial Asset Management - Management of investments for mutual funds and private accounts through Janus Capital Corporation ("Janus"), an 81% owned subsidiary.

   Corporate and Other - Primarily general administrative and corporate operations of the Registrant and other minor subsidiaries.

Results of Operations

Segment revenues and operating income comparisons follow (dollars in millions):

                                         Three Months
                                        Ended March 31,
                                       1994        1993

Revenues:
 Transportation Services              $ 123.3     $  94.7
 DST Systems, Inc.                       97.4        80.6
 Janus Capital Corp.                     44.6        34.8
 Eliminations, Corporate & Other          (.2)        4.5
   Total                              $ 265.1     $ 214.6

Operating Income:
 Transportation Services              $  28.0     $  22.5
 DST Systems, Inc.                       12.0         8.4
 Janus Capital Corp.                     19.0        15.3
 Eliminations, Corporate & Other         (2.8)       (1.2)
   Total                              $  56.2     $  45.0

The Registrant reported first quarter 1994 earnings of $27.6 million, (61 cents per share), a 24% increase over the $22.1 million, (49 cents per share) before accounting changes earned in first quarter 1993 and 74% improved over first quarter 1993 net income of $15.6 million, (35 cents per share). First quarter 1993 results include a charge of $6.5 million (14 cents per share) related to the adoption of Statement of Financial Accounting Standards Nos.
106 and 109 for postretirement benefits and income taxes. Consolidated first quarter 1994 revenues rose 24% to $265.1 million compared to prior year while operating income rose 25% to $56.2 million. Consolidated earnings were also affected by an increase in earnings of unconsolidated affiliates, discussed in the DST section below and higher interest expense primarily from financing associated with the MidSouth Corporation acquisition completed in June 1993. Consolidated income tax was also higher on a combination of increased pretax earnings and higher federal tax rates.


TRANSPORTATION SERVICES

                                         Three Months
                                        Ended March 31,
                                        1994      1993
Revenues                               $123.3     $94.7
Costs and expenses                       95.3      72.2
 Operating income                        28.0      22.5
Unconsolidated affiliates                --          .8
Interest expense                        (11.6)     (4.6)
 Pretax income                           16.4      18.7
Income taxes                              6.7       7.1
 Income before accounting changes      $  9.7     $11.6

Transportation Services, comprised principally of KCSR, operating income for first quarter 1994 rose 24% on a 30% increase in revenues. Transportation Services contribution to KCSI consolidated results for first quarter 1994 was $9.7 million versus comparable prior year of $11.6 million. First quarter 1993 results include a one-time after tax gain of $1.3 million on the sale of real estate and approximately $1.5 million of unit coal revenues from the now temporarily shut down Tumco electric generating plant. Excluding this one-time real estate gain and the lost unit coal revenues, Transportation Services results were essentially unchanged from prior year. First quarter 1994 results were also reduced by higher MidSouth acquisition interest, depreciation and amortization costs.

KCSR, which includes MidSouth, first quarter revenues rose 38% compared to 1993. When including MidSouth in prior year results, KCSR revenues rose 4%. General commodity revenues increased from higher carloadings of lumber/wood, pulp/paper, chemicals and petroleum products and farm products. Intermodal traffic also increased in first quarter 1994 as TOFC/COFC carloadings rose 9% over first quarter 1993. When including MidSouth in prior year statistics, overall general commodity carloadings rose 5% over prior year. Unit coal revenues rose 3% in first quarter 1994 compared to prior year from a mix of length of haul and rates even though overall coal tonnage declined slightly (primarily from the late 1993 shutdown of the Tumco electric generating plant served by KCSR, currently scheduled to reopen in fourth quarter 1995).

While KCSR revenues rose in first quarter 1994, the level of operating expenses also increased. KCSR operating expenses for first quarter 1994 exceeded prior year primarily resulting from MidSouth acquisition related costs, increased car hire on higher traffic levels, severe weather and yard congestion and costs related to a voluntary management buyout program. The higher operating expenses were, in part, caused by the accelerated pace of combined KCSR/MidSouth freight traffic and resultant costs to help ease traffic congestion. The merged rail systems are producing increased business volumes, which were not anticipated until late 1994.

Transportation Services also include positive results from operations at the Registrant's Pabtex petroleum coke export facility and increased Southern Leasing Corporation earnings on higher volumes. However, interest expense in first quarter 1994 was also higher when compared to prior year due primarily to financing related to the MidSouth acquisition.


INFORMATION & TRANSACTION PROCESSING
DST SYSTEMS, INC.

                                        Three Months
                                       Ended March 31,
                                       1994       1993

Revenues                                $97.4     $80.6
Costs and expenses                       85.4      72.2
 Operating income                        12.0       8.4
Unconsolidated affiliates                 6.0       2.1
Interest expense                         (3.6)     (2.6)
 Pretax income                           14.4       7.9
Income taxes                              4.2       2.6
Minority interest                         (.2)
 Income before accounting changes       $10.4     $ 5.3

DST recorded first quarter 1994 earnings contribution to the Registrant's consolidated earnings of $10.4 million, an increase of 96% over comparable prior year. Increased first quarter 1994 output services volumes coupled with mutual fund shareowner account growth and favorable results from joint venture operations were the primary factors in accounting for DST's earnings growth.

DST's mutual fund shareowner accounts grew to 29.5 million at March 31, 1994 from 28 million at December 31, 1993. Shareowner account growth was caused by overall mutual fund industry trends and led to increased mutual fund processing volumes. DST's output services operations, Output Technologies, Inc., experienced increased volumes on year end processing work, which resulted in higher revenues. DST revenues rose 21% to $97.4 million in first quarter 1994, even without Vantage Computer Systems, Inc. revenues, which are included in first quarter 1993, while operating expenses rose only 18% resulting in an increase in operating margins.

Equity in DST's unconsolidated affiliates earnings were also higher in first quarter 1994 compared to prior year. These favorable results are due to the recording of earnings from The Continuum Company, Inc., which became a DST affiliate in late 1993, along with favorable first quarter operating results of Boston Financial Data Services, Inc.; Argus Health Systems, Inc.; and Investors Fiduciary Trust Company, all on increased business volumes. DST's Midland joint ventures also reported improved results for first quarter 1994 compared to prior year, primarily from higher loan conversion and servicing fees for Resolution Trust Company loan processing work.


FINANCIAL ASSET MANAGEMENT
JANUS CAPITAL CORP.

                                         Three Months
                                        Ended March 31,
                                       1994       1993

Revenues                               $ 44.6    $ 34.8
Costs and expenses                       25.6      19.5
 Operating income                        19.0      15.3
Interest expense                          (.4)      (.2)
 Pretax income                           18.6      15.1
Income taxes                              7.3       5.8
Minority interest                         2.2       1.8
 Income before accounting changes      $  9.1    $  7.5

Janus revenues rose 28% to $44.6 million for first quarter 1994, while Janus' contribution to the Registrant's consolidated earnings rose 21% to $9.1 million compared to prior year. Janus' earnings were, however, below results for fourth quarter 1993 on lower revenues and higher operating expenses. Janus, together with other investment management advisors, suffered in first quarter 1994 from a rise in interest rates and a general financial market decline which affected fund investment performance and decreased total assets under management. Janus began the quarter with total assets under management of $22.2 billion and despite a declining financial market, held assets under management relatively stable as total assets declined only $200 million to close at $22 billion on March 31, 1994. Shareowners accounts increased slightly in first quarter 1994 to close March 31, 1994 at 2.1 million accounts.


ELIMINATIONS, CORPORATE & OTHER

                                         Three Months
                                        Ended March 31,
                                        1994      1993

Revenues                               $  (.2)   $  4.5
Costs and expenses                        2.6       5.7
 Operating loss                          (2.8)     (1.2)
Interest income (expense)                  .6      (3.3)
 Pretax loss                             (2.2)     (4.5)
Income tax (benefits)                     (.6)     (2.2)
 Loss before cumulative effect of
   accounting changes                    (1.6)     (2.3)
Cumulative effect of accounting
   changes, net of tax                             (6.5)
 Net loss                              $ (1.6)   $ (8.8)

Eliminations, Corporate & Other losses before cumulative effect of accounting changes declined in first quarter 1994 compared to prior year. The absence of gains on the sales of certain marketable securities, which were included in first quarter 1993 results, were somewhat offset by lower Registrant general and administrative costs as operating losses increased. First quarter 1994 pretax loss benefitted, however, from lower interest related costs as funded debt was allocated to operating subsidiaries instead of these financing costs being borne at the Registrant Holding Company level.


TRENDS AND OUTLOOK

The Registrant reported improved earnings for first quarter 1994 compared to prior year. First quarter 1994 earnings at 61 cents per share represent the highest first quarter earnings in the Registrant's history. DST reported improved first quarter results and Janus earnings remained stable in recently volatile financial markets. The Registrant's railroad operations continue to experience increased traffic levels and challenges associated with the merger of the KCSR and MidSouth rail systems, and continuation of the MidSouth roadbed upgrade program previously disclosed. These challenges are being managed and improvements are expected.

A current outlook for the remainder of 1994 in the Registrant's three core businesses is as follows; (a) Information & Transaction Processing - DST is expected to continue growth trends exhibited in first quarter 1994 although, historically, the first quarter of the year is its strongest from year end output processing volumes. DST's growth will depend upon growth in the mutual fund, insurance, pharmaceutical claims, international and other financial services markets it serves. (b) Financial Asset Management - Janus earnings and assets under management have remained relatively stable during 1994, in spite of volatile market conditions. Janus' growth will be largely dependent upon prevailing financial market conditions. (c) Transportation Services - KCSR/MidSouth rail transportation operations may continue to experience temporary traffic congestion, (associated with increased traffic levels and the roadway improvement program), lost unit coal revenues associated with the Tumco electric generating plant and in recent months, even though overall carloadings are increasing, export grain carloadings have recently declined as a result of the 1993 Midwest flooding, while domestic grain has remained stable.


Liquidity and Capital Resources

During the first quarter of 1994, the Registrant's cash position increased from $6.6 million at December 31, 1993 to $10.5 million at March 31, 1994.
The increased cash position was caused primarily by increased operating cash flows and proceeds from long-term debt in excess of repayments but somewhat offset by cash used for property acquisitions. Operating cash flows for first quarter 1994 of $46.1 million improved $12.5 million when compared to prior year. The improvement in operating cash flows is attributable to increased earnings, higher depreciation and amortization, and deferred taxes somewhat offset by changes in working capital items.

First quarter 1994 cash was invested in KCSR road property additions, (related principally to KCSR/MidSouth capital improvement programs) and growth related property additions at DST. Cash was also used for investment acquisitions, principally DST purchases of additional Continuum stock in first quarter 1994.

Financing cash flows were generated through issuance of long-term debt in excess of repayments. Debt proceeds were used at KCSR for working capital, DST for working capital and Continuum stock purchases and Southern Leasing for leasing portfolio growth. Other cash was used for debt repayment and cash dividends to stockholders. The Registrant also made principal payments totalling $9.6 million with respect to the Registrant's Employee Stock Ownership Plan ("ESOP") indebtedness in first quarter 1994.

Cash flow from operations are expected to increase during the remainder of 1994 from positive operating income, which has historically resulted in favorable cash flows. Investing activities will continue to use significant amounts of cash as KCSR continues its roadway capital improvement program, currently anticipated to be completed in 1995. The Registrant anticipates that the KCSR/MidSouth roadway program will be funded by KCSR operating cash flow. In addition to operating cash flows, the Registrant has available financing arrangements at subsidiary levels, remaining proceeds from $350 million in various credit agreements, of which $60 million was unused and available at March 31, 1994, proceeds available with respect to the Registrant's $200 million Medium Term Notes, of which $100 million were issued at March 31, 1994 and $500 million with respect to a Universal Shelf Offering filed in September 1993. The Registrant has not yet requested that the $500 million Universal Shelf Offering be declared effective by the Securities and Exchange Commission and no securities have been issued. The Registrant believes these positive operating cash flows and available financing resources are sufficient to fund working capital and other requirements for the remainder of 1994.

The Registrant's debt ratio (debt as a percent of total debt plus equity) improved in first quarter 1994 from 59.9% at December 31, 1993 to 59.5% at March 31, 1994. While consolidated debt increased in first quarter 1994, total equity also increased from a combination of net income and a decrease in ESOP deferred compensation related to principal payments on the Registrant's Employee Stock Ownership Plan indebtedness in first quarter 1994 and resulted in a decline in the debt ratio.

Other

As disclosed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, the Registrant's Board of Directors has undertaken a comprehensive study, with the assistance of outside consultants, of the Registrant's strategic possibilities. This study is continuing and is focused on how to best position the Registrant for future growth, while capitalizing on opportunities to create long term value for stockholders. The study is not complete, but is expected to be concluded within the next few months. If the Registrant embarks on any specific transaction or strategy, appropriate announcements will be made.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Part I, Item 1, Footnote 8 to the financial statements of this Form 10-Q is hereby incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

a)  The Registrant held its Annual Meeting of Stockholders on May 3, 1994.

b) Proxies for the meeting were solicited pursuant to Regulation 14A; there was no solicitation in opposition to management's nominees for directors as listed in such Proxy Statement and all such nominees were elected.

c) Listed below is each matter voted on at the Registrant's Annual Meeting. Each of these matters are fully described in the Registrant's Proxy Statement pursuant to Rule 14A. In consideration of these matters, the following votes were cast:

                                            Common           Preferred
    (1) Election of four directors          Shares            Shares
        (i)  George W. Edwards Jr.
                For                       39,238,560           171,644
                Withheld                     267,602            10,789
                              Total       39,506,162           182,433

        (ii) Michael G. Fitt
                For                       39,273,388           171,644
                Withheld                     267,602            10,789
                              Total       39,540,990           182,433

        (iii)   Thomas A. McDonnell
                For                       39,282,963           171,644
                Withheld                     267,602            10,789
                              Total       39,550,565           182,433

        (iv) Morton I. Sosland
                For                       39,288,742           171,644
                Withheld                     267,602            10,789
                              Total       39,556,344           182,433

    (2) Approval of an Amendment to KCSI's
        Certificate of Incorporation to
        Increase the Number of Authorized
        Shares of Common Stock
                For                       30,796,075           167,075
                Against                    8,561,855            14,018
                Abstentions                  179,961             1,290
                Non-votes                         --                --
                              Total       39,537,891           182,383

    (3) Approval of Amendment to KCSI's
        Certificate of Incorporation to set
        a Par Value for the Common Stock
                For                       38,999,321           172,474
                Against                      390,309             8,279
                Abstentions                  148,886             1,630
                Non-votes                         --                --
                              Total       39,538,516           182,383

    (4) Approval of the selection of Price
        Waterhouse as auditors for 1994.
                For                       39,081,380           178,842
                Against                      266,452             3,401
                Abstentions                  190,684               140
                Non-votes                         --                --
                              Total       39,538,516           182,383


Based upon the majority of votes required for approval, each of these matters passed.


Item 6. Exhibits and Reports on Form 8-K

a)   Exhibits
     None

b)   Reports on Form 8-K
     None






SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on May 10, 1994.

 Kansas City Southern Industries, Inc.



                      /s/ Joseph D. Monello
                            Joseph D. Monello
                Vice President & Chief Financial Officer
                      (Principal Financial Officer)



                      /s/ Louis G. Van Horn
                            Louis G. Van Horn
                               Comptroller
                     (Principal Accounting Officer)