Form 10-Q
period 1994-06-30
KANSAS CITY SOUTHERN INDUSTRIES INC
filed 1994-08-09
CIK 54480

FORM 10-Q
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 1994

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

          Class                                   Outstanding at July 31, 1994

Common Stock, $.01 per share par value                       43,489,438 Shares

                  KANSAS CITY SOUTHERN INDUSTRIES, INC.

                               FORM 10-Q

                             JUNE 30, 1994

                                INDEX


Page

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Introductory Comments                                              1

Consolidated Condensed Balance Sheets -
June 30, 1994 and December 31, 1993                                2

Consolidated Condensed Statements of Income -
Three and Six Months Ended June 30, 1994 and 1993                  3

Computation of Primary Earnings per Common Share                   3

Consolidated Condensed Statements of Cash Flows -
Six Months Ended June 30, 1994 and 1993                            4

Notes to Consolidated Condensed Financial Statements               5

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                               10


PART II - OTHER INFORMATION

Item 1.Legal Proceedings                                          18

Item 6.Exhibits and Reports on Form 8-K                           18

SIGNATURES                                                        19

                  KANSAS CITY SOUTHERN INDUSTRIES, INC.

                                FORM 10-Q

                              JUNE 30, 1994


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

The Registrant has announced several transactions, which, if completed, would significantly change the composition of the Registrant as it is currently structured. Accordingly, the Consolidated Condensed Financial Statements should also be read in conjunction with Note 9 included in this Form 10-Q.

                  KANSAS CITY SOUTHERN INDUSTRIES, INC.
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                          (Dollars in Millions)
                               (Unaudited)

                                         June 30,   December 31,
                                           1994        1993
                                 ASSETS

Current Assets:
 Cash and equivalents                    $    9.9     $   6.6
 Accounts receivable, net                   232.5       194.7
 Inventories                                 47.6        48.3
 Other current assets                        85.2        86.1
   Total current assets                     375.2       335.7

Investments (held for operating purposes)   208.2       174.5

Properties (net of $637.9 and $599.4
 accumulated depreciation and
 amortization, respectively)              1,326.8     1,192.6

Intangibles and Other Assets                176.9       214.2

    Total assets                         $2,087.1    $1,917.0

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Debt due within one year                $   54.3    $   63.5
 Accounts and wages payable                  83.7        70.9
 Other accrued and current liabilities      147.7       154.0
    Total current liabilities               285.7       288.4

Other Liabilities:
 Long-term debt                             867.3       776.2
 Deferred income taxes                      198.1       184.7
 Other deferred credits and liabilities     100.3        99.1
    Total other liabilities               1,165.7     1,060.0

Minority Interest                             8.0         5.9

Stockholders' Equity:
 Preferred stock                              7.1         7.1
 Common stock                                  .4        30.9
 Capital surplus                            338.8       303.9
 Retained earnings                          492.0       439.0
 Shares held in trust                      (200.0)     (200.0)
 ESOP deferred compensation                 (10.6)      (18.2)
    Total stockholders' equity              627.7       562.7

    Total liabilities and
     stockholders' equity                $2,087.1    $1,917.0


 See accompanying notes to consolidated condensed financial statements.

                  KANSAS CITY SOUTHERN INDUSTRIES, INC.
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME
              (Dollars in Millions, Except per Share Data)
                               (Unaudited)

                                    Three Months       Six Months
                                   Ended June 30,     Ended June 30,
                                   1994      1993     1994     1993

Revenues                           $267.2   $231.7   $532.3  $446.3
Costs and expenses                  208.6    185.3    417.5   354.9

  Operating Income                   58.6     46.4    114.8    91.4



Equity in net earnings of
  unconsolidated affiliates           5.1      4.0     11.1     6.9
Interest expense                     (9.5)   (11.8)   (24.5)  (22.5)

Pretax income                        54.2     38.6    101.4    75.8
Provision for taxes on income        20.1     14.9     37.7    28.2

Income before minority interest      34.1     23.7     63.7    47.6
Minority interest                     2.3      2.2      4.3     4.0

Income before cumulative effect of
  accounting changes                 31.8     21.5     59.4    43.6

Cumulative effect of changes in
  accounting for income taxes and
  postretirement benefits,
  net of taxes                                                 (6.5)

  Net Income                         31.8     21.5     59.4    37.1

Less-dividends on preferred stock      .1       .1       .1      .1

  Net Income Applicable to
  Common Stockholders              $ 31.7   $ 21.4   $ 59.3  $ 37.0


Computation of Primary Earnings per Common Share

Average Primary Common
  Shares Outstanding(in thousands) 45,196   44,561   45,129  44,569

Primary Earnings per Common Share:

Income before cumulative effect of
  accounting changes               $  .70   $  .48   $ 1.31  $  .97
Cumulative effect of
  accounting changes                                           (.14)
   Total                           $  .70   $  .48   $ 1.31  $  .83

Cash Dividends Paid:
  Per Common share                 $.071/2  $.071/2  $  .15  $  .15
  Per Preferred share              $  .25   $  .25   $  .50  $  .50

See accompanying notes to consolidated condensed financial statements.
                KANSAS CITY SOUTHERN INDUSTRIES, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                        (Dollars in Millions)
                             (Unaudited)

                                              Six Months
                                            Ended June 30,
                                            1994     1993
CASH FLOWS PROVIDED BY (USED FOR):

OPERATING ACTIVITIES:
 Net income                                 $59.4    $37.1
 Adjustments to net income:
  Depreciation and amortization              55.6     42.1
  Deferred income taxes                      19.6      2.0
  Equity in undistributed earnings          (10.8)    (5.9)
 Changes in working capital items:
  Accounts receivable                       (37.8)     5.7
  Inventories                                  .7     (5.6)
  Other current assets                       (1.0)   (32.8)
  Accounts payable                           15.9      (.7)
  Other accrued and current liabilities      11.7     31.9
 Other, net                                  (3.6)     8.4
   Net                                      109.7     82.2

INVESTING ACTIVITIES:
 Property acquisitions                     (155.6)   (59.8)
 Proceeds from disposal of property           7.7      8.6
 Purchase of companies, net of cash acquired        (199.2)
 Investment acquisitions                    (24.5)   (11.4)
 Proceeds from disposal of investments         .2      3.9
 Other, net                                   2.1     (2.7)
   Net                                     (170.1)  (260.6)

FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt   131.8    317.5
 Repayment of long-term debt                (45.6)  (121.1)
 Proceeds from stock plans                    2.5       .7
 Stock repurchased                          (10.1)    (4.3)
 Cash dividends paid                         (6.6)    (6.4)
 Other, net                                  (8.3)     (.5)
   Net                                       63.7    185.9

CASH AND EQUIVALENTS
 Net increase                                 3.3      7.5
 At beginning of year                         6.6     15.4
 At end of period                           $ 9.9    $22.9

  See accompanying notes to consolidated condensed financial statements.
                  KANSAS CITY SOUTHERN INDUSTRIES, INC.

                                FORM 10-Q

                              JUNE 30, 1994

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS




1. In the opinion of the Registrant, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the financial position of Kansas City Southern Industries, Inc. ("Registrant" or "KCSI") and its subsidiary companies as of June 30, 1994 and December 31, 1993, the results of operations for the three and six months ended June 30, 1994 and 1993, and cash flows for the six months ended June 30, 1994 and 1993.

2. The results of operations for the three and six months ended June 30, 1994 and 1993 are not necessarily indicative of the results to be expected for the full year 1994, nor the results experienced for the full year 1993.

3. The accompanying financial statements have been prepared consistent with accounting principles described more fully in Note 1 of the Registrant's 1993 Annual Report to Stockholders.

4. The Registrant's inventories, $47.6 million at June 30, 1994 and $48.3 million at December 31, 1993, principally represent material and supplies related to rail transportation and DST's output processing operations. Other components of inventories are immaterial.

5. Investments in unconsolidated affiliates and certain other investments accounted for under the equity method of accounting include all entities in which the Registrant or its subsidiaries have significant influence but not more than 50% control. Investments in unconsolidated affiliates (joint ventures) at June 30, 1994, include the equity interests of DST Systems, Inc. ("DST") in Boston Financial Data Services, Inc. ("BFDS"), Investors Fiduciary Trust Company ("IFTC"), The Continuum Company, Inc. ("Continuum"), Argus Health Systems, Inc. ("Argus"), Midland Data Systems, Inc. and Midland Loan Services, L.P.(collectively "Midland"), First of Michigan Capital Corporation, and certain other venture operations plus the Registrant's interests in other companies. Among other provisions, the joint venture agreements contain "change of control" provisions affecting the rights of the partners to acquire the other partners' equity interests in the event of circumstances which would result in a change of control.

Combined condensed financial information of unconsolidated affiliates is shown below (dollars in millions):


Financial Condition

                                          June 30,   December 31,
                                             1994         1993
Current assets                             $1,038.4     $1,047.7
Non-current assets                            163.3        150.1
  Assets                                   $1,201.7     $1,197.8

Current liabilities                        $  834.1     $  856.8
Non-current liabilities                       128.7        122.9
Equity of stockholders and partners           238.9        218.1
  Liabilities and equity                   $1,201.7     $1,197.8

Investment in unconsolidated affiliates    $  156.2     $  126.3


Operating Results

                                  Three Months          Six Months
                                 Ended June 30,        Ended June 30,
                               1994        1993       1994        1993

Revenues:
 IFTC                         $  19.0     $ 12.5    $  29.2     $  24.7
 All others                     141.7       63.0      285.1       122.9
  Total Revenues              $ 160.7     $ 75.5    $ 314.3     $ 147.6

Costs and expenses:
 IFTC                         $  16.1     $ 10.5    $  23.4     $  20.6
 All others                     131.2       60.0      263.8       117.7
  Total Costs and Expenses    $ 147.3     $ 70.5    $ 287.2     $ 138.3

Net Income:
 IFTC                         $   2.9     $  2.0    $   5.8     $   4.1
 All others                      10.5        3.0       21.3         5.2
  Total Net Income            $  13.4     $  5.0    $  27.1     $   9.3

Equity in Earnings:
 IFTC                         $   1.4     $  1.1    $   2.9     $   2.1
 All others                       3.7        1.7        8.2         2.7
  Total Equity in Earnings    $   5.1     $  2.8    $  11.1     $   4.8

6. For purposes of the Statement of Cash Flows, the Registrant considers all short-term investments with an original maturity of generally three months or less to be cash equivalents. Other required supplementary disclosures follow:

a. Cash Flow Information (in millions):

                                               Six Months
Ended June 30,
                                              1994   1993
Interest paid                                 $28.6  $ 21.0
Income taxes paid (refunded)                   (1.0)   15.7

b. Noncash Investing and Financing Activities:

In the first quarter of 1994, the Registrant issued approximately 235,000 shares of Common stock under the Seventh Offering of the Employees Stock Purchase Plan. These shares, totalling a purchase price of approximately $4.4 million, were subscribed and paid for, through employee payroll deductions, in 1993.

During the first six months of 1994 and 1993, the Registrant recorded expenses of $2.1 million and $2.0 million, respectively, related to its existing ESOP. These charges, which were non-cash in nature, had the effect of decreasing retained earnings and ESOP deferred compensation with no overall effect upon stockholders' equity.

The Registrant issued $100 million in debt securities in first quarter 1993. As part of this transaction, the Registrant incurred $1.5 million in discount and underwriting fees which were transferred directly to the underwriters. These discount and underwriting fees represent non-cash amounts, which will be amortized over the respective term of the indebtedness.

In the second quarter of 1993, the Registrant and DST completed several acquisitions of businesses, which are more fully described in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

7. In December 1993, the American Institute of Certified Public Accountants issued Statement of Position No. 93-6 ("SOP 93-6") "Employers Accounting for Employee Stock Ownership Plans", which became effective for fiscal years beginning after December 15, 1993. The Registrant's ESOP shares are grandfathered under the provisions of SOP 93-6 and accordingly, the Registrant's accounting policies and procedures as described in the Annual Report on Form 10-K for the year ended December 31, 1993 were not affected by SOP 93-6. SOP 93-6 does, however, require additional disclosures regarding the Registrant's ESOP plan as follows, (in millions at June 30, 1994):

          Number of Common shares allocated to
          plan participants                     4.6

          Cost of unallocated ESOP shares     $11.1

8. On May 19, 1994, the Registrant amended its certificate of incorporation to set a par value for the Common stock. The amendment established a par value of $.01 per Common share, which had previously been no par, and had the effect of reallocating amounts between categories within stockholders' equity but had no overall effect upon the total amount of stockholders' equity.

9. On July 19, 1994, the Registrant announced that it had entered into a letter of intent with Illinois Central Corporation ("IC") for acquisition of the Registrant's Transportation Services operations.

The acquisition will be accomplished by a merger of IC and the Registrant immediately following a spin-off, by the Registrant to its stockholders, of the stock of a subsidiary ("Newco") holding the Registrant's financial asset management and information & transaction processing businesses. The acquisition, which is subject to receipt of a favorable Internal Revenue Service ruling, the negotiation of definitive agreements and a stockholder vote of both companies, is expected to be completed in the first half of 1995.

Since the definitive agreements remain to be negotiated, there can be no assurance that a transaction will ultimately be consummated.

The letter of intent also calls for the assumption by IC of approximately $930 million of the Registrant's debt, of which approximately $660 million is directly associated with the Registrant's Transportation Services segment and $35 million currently is unallocated debt of the Registrant and provide $6 million to purchase the Registrant's $25 par value Preferred stock. The assumption of $930 million of debt by IC allows the Registrant to incur additional debt to repurchase options on KCSI stock, currently amounting to approximately 3.5 million shares and to establish a preliminary capital structure for Newco appropriate for a company of its type.

The transaction contemplates, assuming all other conditions are met, that the Registrant stockholders will receive on a tax-free basis, stock in Newco and a distribution of approximately 21.2 million shares of IC common stock, representing .4883 shares of IC common stock for each share of the Registrant stock held.

Newco will be principally comprised of DST, Janus Capital Corporation, Berger Associates, Inc., which the Registrant seeks to increase its ownership to over 80%, pursuant to a separately negotiated agreement, and Southern Leasing Corporation ("SLC"). DST will continue to own all of its subsidiaries, joint venture interests and investments, including but not limited to, Output Technologies, Inc.; Argus Health Systems, Inc.; Boston Financial Data Services, Inc.; and The Continuum Company, Inc.

Additionally, on July 19, 1994, the Registrant announced that DST and Kemper Financial Services, Inc. had entered into a letter of intent for the acquisition of their jointly owned affiliate IFTC by State Street Boston Corporation ("State Street").

Upon closing of the IFTC transaction, which is subject to regulatory approvals and other conditions, DST will receive approximately 2.8 million shares of State Street in a tax-free exchange (representing an approximate 4% ownership interest in State Street). DST recognized equity earnings from IFTC of $4.8 million for the year ended December 31, 1993 and will recognize a net gain of at least $15 million when the IFTC transaction is completed, which is expected to close in fourth quarter 1994.

The Registrant's Board of Directors also authorized redemption of the Common stock "Rights" issued pursuant to its Rights Plan in 1986. The Board action terminates the exercisability of such Rights and will result in a payment of one and one-quarter cents ($.0125) per share to Common stockholders of record on August 26, 1994, payable September 20, 1994, amounting to approximately $540,000 in the aggregate.

10.LITIGATION. The Registrant has had no significant changes in its outstanding litigation from that previously reported in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 other than noted below.

SWEPCO Litigation

As was previously disclosed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, KCSR was a defendant in a lawsuit filed in the District Court of Bowie County, Texas by Southwestern Electric Power Company ("SWEPCO"). In that case, SWEPCO alleged that KCSR was required to reduce SWEPCO's coal transportation rate due to changed circumstances allegedly creating a "gross inequity" under the provisions of the coal transportation contract existing among SWEPCO, KCSR and the Burlington Northern Railroad. SWEPCO is KCSR's largest single customer. KCSR and SWEPCO have settled this litigation and the case against KCSR has been dismissed. This matter was concluded, as predicted, without material adverse effect on the financial condition or future results of operations of the Registrant.

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

The Registrant has announced several transactions, which, if completed, would significantly change the composition of the Registrant as it is currently structured. Accordingly, the information contained in this management's discussion and analysis of financial condition and results of operations should be read in conjunction to the notes to consolidated condensed financial statements included in this Form 10-Q and the current reports on Form 8-K filed by the Registrant dated July 19, 1994.

Results of Operations

Segment revenues and operating income comparisons follow (dollars in millions):

                                  Three Months      Six Months
                                 Ended June 30,    Ended June 30,
                                 1994     1993     1994     1993
Revenues:
 Transportation Services        $123.4   $108.0   $246.7   $202.7
 DST Systems, Inc.               101.2     83.4    198.6    164.0
 Janus Capital Corp.              43.7     39.7     88.3     74.5
 Eliminations, Corporate & Other  (1.1)      .6     (1.3)     5.1
   Total                        $267.2   $231.7   $532.3   $446.3


Operating Income:
 Transportation Services        $ 31.4   $ 25.2   $ 59.4   $ 47.7
 DST Systems, Inc.                 9.6      8.0     21.6     16.4
 Janus Capital Corp.              19.6     18.1     38.6     33.4
 Eliminations, Corporate & Other  (2.0)    (4.9)    (4.8)    (6.1)
   Total                        $ 58.6   $ 46.4   $114.8   $ 91.4

The Registrant reported second quarter 1994 earnings of $31.8 million, (70 cents per share), a 46% increase over the $21.5 million, (48 cents per share) earned in second quarter 1993. Consolidated earnings were improved from higher earnings of each of the primary business segments, Transportation, DST Systems, Inc. ("DST") and Janus Capital Corporation ("Janus"). Second quarter 1994 results were also positively affected by the reversal of certain KCSI Holding Company employment tax and interest expense accruals resulting from the favorable outcome of long standing employment tax issues. This one-time item resulted in a positive impact to second quarter and year to date 1994 results of 6 cents per share at KCSI Holding Company and had an immaterial effect on the Transportation Services segment. Consolidated operating income rose 26% to $58.6 million while revenues rose 15% to $267.2 million. Second quarter results were also affected by an increase in earnings of unconsolidated affiliates and overall lower interest expense related to accrual reversals noted above. These earnings, at 70 cents per share for second quarter 1994, represent the highest quarterly earnings in the Registrant's history.

For the six months ended June 30, 1994, earnings of $59.4 million or $1.31 per share increased 35% over income before accounting changes and 58% over total per share earnings in comparable prior year. Year to date 1993 results include a charge of $6.5 million (14 cents per share) related to the adoption of Statement of Financial Accounting Standards Nos. 106 and 109 for postretirement benefits and income taxes. Consolidated revenues for the first six months of 1994 rose to $532.3 million, while operating income rose 26% to $114.8 million. Year to date results were also affected by higher unconsolidated affiliate earnings primarily related to DST's equity in The Continuum Company, Inc. ("Continuum"), which became a DST affiliate in late 1993.

Second quarter and year to date 1994 periods also include non-cash acquisition related intangible amortization expenses amounting to $2.7 million and $5.3 million, respectively, versus $1.3 million and $2.2 million, respectively in second quarter and year to date 1993.


TRANSPORTATION SERVICES

                                     Three Months      Six Months
                                     Ended June 30,   Ended June 30,
                                     1994     1993     1994    1993
Revenues                            $123.4   $108.0   $246.7  $202.7
Costs and expenses                    92.0     82.8    187.3   155.0
 Operating income                     31.4     25.2     59.4    47.7
Unconsolidated affiliates                       1.2              2.0
Interest expense                      (9.0)    (6.4)   (20.6)  (11.0)
 Pretax income                        22.4     20.0     38.8    38.7
Income taxes                           9.4      8.3     16.1    15.4
 Income before accounting changes   $ 13.0  $  11.7   $ 22.7  $ 23.3

Transportation Services, comprised principally of KCSR, reported second quarter earnings of $13 million, an 11% increase over second quarter 1993 on a 14% increase in revenues and a 25% improvement in operating income.

KCSR (which includes MidSouth Corporation effective with the June 1993 acquisition) second quarter revenues rose 29% compared to 1993. When including MidSouth in prior year results, overall revenues declined slightly in second quarter 1994, primarily from lower coal revenues discussed below. General Commodity revenues showed improvement from higher carloadings in the chemicals and petroleum products, metallic ores and food products areas along with TOFC/COFC intermodal traffic, where carloadings rose 55% from second quarter 1993. Lower traffic levels were experienced primarily in the farm products area as weak export grain shipments continued 1994 trends. Including MidSouth in prior year statistics, overall general commodity carloadings rose 5% in second quarter 1994 over prior year. Unit coal revenues, however, declined 24% in second quarter 1994, from a decline in overall unit coal tonnage including the absence of shipments to the Tumco electric generating plant served by KCSR (the Tumco plant shut down in late 1993 and is scheduled to reopen in fourth quarter 1995). Excluding consideration of the Tumco plant previously discussed, unit coal revenues, which tend to fluctuate from quarter to quarter, are expected to equalize on an annual basis compared to prior year.

KCSR second quarter 1994 results also benefitted from lower operating expenses from cost control measures and reductions in unit coal shipments. Traffic congestion and severe weather conditions, which increased car hire and related operating expenses in first quarter 1994, eased somewhat in second quarter 1994 resulting in lower operating expenses.

Overall Transportation Services second quarter results also benefitted from continued favorable operations of both Pabtex (petroleum coke and coal export facility) and Southern Leasing Corporation on higher volumes. However, certain expenses, related to the MidSouth acquisition, primarily interest, depreciation and amortization, were higher in second quarter 1994 compared to prior year.

For the first six months of 1994, Transportation Services contribution to Registrant consolidated results declined 3% from prior year, primarily as a result of weakness in second quarter 1994 coal traffic, including the lost revenue related to Tumco, and absence of a one-time after tax gain of $1.3 million on sale of real estate included in 1993 results.


INFORMATION & TRANSACTION PROCESSING
DST SYSTEMS, INC.

                                      Three Months      Six Months
                                     Ended June 30,   Ended June 30,
                                     1994     1993     1994    1993
Revenues                            $101.2   $ 83.4   $198.6  $164.0
Costs and expenses                    91.6     75.4    177.0   147.6
 Operating income                      9.6      8.0     21.6    16.4
Unconsolidated affiliates              5.2      2.8     11.2     4.9
Interest expense                      (3.8)    (2.7)    (7.4)   (5.3)
 Pretax income                        11.0      8.1     25.4    16.0
Income taxes                           3.2      2.4      7.4     5.0
Minority interest                      (.1)     (.1)     (.3)    (.1)
 Income before accounting changes   $  7.9   $  5.8   $ 18.3  $ 11.1

DST recorded second quarter 1994 earnings contribution to the Registrant's consolidated earnings of $7.9 million, a 36% improvement over the $5.8 million in second quarter 1993. Second quarter revenues rose 21% to $101.2 million as DST's mutual fund shareowner accounts serviced reached a record 31 million accounts at June 30, 1994, an increase of 11% over the 28 million accounts at December 31, 1993. Overall mutual fund industry growth has caused the increase in shareholder accounts serviced and resulted in higher mutual fund processing and output services volumes. DST's output services operations, Output Technologies, Inc. ("OTI") business volumes improved as OTI printed page volume was 177 million in second quarter 1994 versus 152 million in comparable prior year. DST operating income rose 20% to $9.6 million in second quarter 1994. Increased operating income coupled with improved earnings from unconsolidated affiliates produced an improved contribution to Registrant consolidated results.

DST's core business operations continued to experience improvements in both revenue growth and operating margins in second quarter 1994. These operating margin improvements are, however, somewhat decreased by lower results from DST's subsidiaries Belvedere Financial Systems, Inc. ("Belvedere" which develops and markets portfolio accounting and investment management systems) and DBS Systems Corp. ("DBS" which is developing a software billing system for the direct broadcast satellite industry). Both Belvedere and DBS which were acquired in 1993 are in the development stages of their respective product lines. Additionally, DST's international operations; Corfax Benefit Systems, Ltd., (a Canadian company, which processes pension accounts and mutual fund shareowner transactions), and Clarke & Tilley, Ltd., Clarke & Tilley Data Services and DST Systems International B.V. (U.K. entities, which market investment management software, develop unit trust shareowner accounting systems, and market DST's AWD product internationally, respectively) reported lower results in second quarter 1994 compared to prior year from increased development related activities.

Equity in DST's unconsolidated affiliates earnings improved in second quarter 1994 compared to prior year. These favorable results are due to the recording of earnings from The Continuum Company, Inc., which became a DST affiliate in late 1993, along with favorable second quarter operating results of Boston Financial Data Services, Inc.; Argus Health Systems, Inc.; and Investors Fiduciary Trust Company, all on increased business volumes.

For the first six months of 1994, DST's earnings contribution to consolidated Registrant results rose 65% to $18.3 million as revenues rose 21% to $198.6 million and operating income increased 32% to $21.6 million. Second quarter and year to date 1994 revenues rose even without Vantage Computer Systems, Inc. revenues, which are included in 1993 results.


FINANCIAL ASSET MANAGEMENT
JANUS CAPITAL CORP.

                                     Three Months         Six Months
                                     Ended June 30,     Ended June 30,
                                    1994       1993     1994    1993
Revenues                            $ 43.7   $ 39.7   $ 88.3   $ 74.5
Costs and expenses                    24.1     21.6     49.7     41.1
 Operating income                     19.6     18.1     38.6     33.4
Interest expense                       (.4)     (.1)     (.8)     (.3)
 Pretax income                        19.2     18.0     37.8     33.1
Income taxes                           7.4      6.8     14.7     12.6
Minority interest                      2.4      2.3      4.6      4.1
 Income before accounting changes   $  9.4   $  8.9   $ 18.5   $ 16.4

Janus operations contributed $9.4 million to consolidated Registrant second quarter results, up 6% compared to the prior year, while revenues rose 10% to $43.7 million. The Janus managed funds recorded net sales (fund sales net of redemptions) for the six month period ending June 30, 1994. However the market decline in the first half of 1994 caused a reduction in the value of assets under management, which, when combined with net sales, resulted in assets under management of $21.5 billion on June 30, 1994, down slightly from $22.2 billion at December 31, 1993. Total shareowner accounts remained stable at 2 million at June 30, 1994.

For the six months ended June 30, 1994, Janus contributed $18.5 million to Registrant consolidated results, 13% above the $16.4 million in prior year as revenues rose 19% to $88.3 million.


ELIMINATIONS, CORPORATE & OTHER

                                 Three Months      Six Months
                                Ended June 30,    Ended June 30,
                                 1994      1993    1994    1993
Revenues                        $ (1.1)  $   .6   $(1.3)  $  5.1
Costs and expenses                  .9      5.5     3.5     11.2
 Operating loss                   (2.0)    (4.9)   (4.8)    (6.1)
Unconsolidated affiliates          (.1)             (.1)
Interest income (expense)          3.7     (2.6)    4.3     (5.9)
 Pretax income (loss)              1.6     (7.5)    (.6)   (12.0)
Income tax (benefits)               .1     (2.6)    (.5)    (4.8)
 Income (loss) before cumulative
   effect of accounting changes    1.5     (4.9)    (.1)    (7.2)
Cumulative effect of accounting
   changes, net of tax                                      (6.5)
Net income (loss)               $  1.5   $ (4.9)  $ (.1)  $(13.7)

Eliminations, Corporate & Other results for both second quarter and year to date 1994 periods were significantly improved over prior year periods primarily as a result of (i) the reversal of certain employment related tax and interest accruals (amounting to approximately 6 cents per share), resulting from the favorable outcome (finalized in second quarter 1994) of long standing tax disputes regarding the status of KCSI Holding Company employees under the Railroad Retirement Tax Act; (ii) the absence in 1994 of charges related to an increase in Missouri State Corporate tax rates and expenses for taxes withheld on stock option exercises which reduced comparable 1993 results.


TRENDS AND OUTLOOK

The Registrant reported record earnings for second quarter 1994. Second quarter 1994 earnings at 70 cents per share represent the highest quarterly earnings in the Registrant's history. DST reported improved second quarter results and Janus earnings remained stable in recently volatile financial markets. The Registrant's railroad operations continue to experience increased traffic levels and challenges associated with the merger of the KCSR and MidSouth rail systems. These challenges are being managed and improvements were experienced in second quarter 1994 and further improvements are expected.

A current outlook for the remainder of 1994 in the Registrant's three core businesses is as follows; (a) Information & Transaction Processing - DST is expected to continue growth trends exhibited in first half of 1994. DST's growth will depend upon growth in the domestic and U.K. mutual fund and insurance markets, and domestic markets in pharmaceutical claims and other financial services areas it serves. (b) Financial Asset Management - Janus earnings and assets under management have remained relatively stable during 1994, in spite of volatile market conditions. Janus' growth will be largely dependent upon prevailing financial market conditions. (c) Transportation Services operations have been or will continue to be affected by: - (i) KCSR/MidSouth rail transportation operations may continue to experience temporary traffic congestion, (associated with increased traffic levels and the roadway improvement program) although congestion related difficulties eased in second quarter 1994, (ii) lost unit coal revenues associated with the Tumco electric generating plant and (iii) in recent months, even though overall carloadings are increasing, export grain carloadings have declined as a result of the 1993 Midwest flooding, while domestic grain has remained stable.


Liquidity and Capital Resources

Summary cash flow data is as follows (in millions):

                                               Six Months
                                             Ended June 30,
                                            1994       1993
Cash flows provided by (used for):
 Operating activities                       $109.7    $ 82.2
 Investing activities                       (170.1)   (260.6)
 Financing activities                         63.7     185.9
  Net increase in cash and equivalents         3.3       7.5
  Cash and equivalents at beginning of year    6.6      15.4
  Cash and equivalents at end of period     $  9.9    $ 22.9

During the first six months of 1994, the Registrant's cash position increased from $6.6 million at December 31, 1993 to $9.9 million at June 30, 1994. The increased cash position was caused primarily by increased operating cash flows and proceeds from long-term debt in excess of repayments but somewhat offset by cash used for property and investment acquisitions. Operating cash flows for the first six months of 1994 of $109.7 million improved $27.5 million when compared to prior year. The improvement in operating cash flows is attributable to increased earnings, higher depreciation and amortization, and deferred taxes somewhat offset by changes in working capital items.

During the first six months of 1994 cash was invested in KCSR road property additions, (related principally to KCSR/MidSouth capital improvement programs) and growth related property additions at DST and Janus. Cash was also used for investment acquisitions, principally DST purchases of additional Continuum stock in first quarter 1994. Financing cash flows were generated through issuance of long-term debt in excess of repayments. Debt proceeds were used at KCSR for working capital, KCSR equipment and rolling stock, DST for working capital and Continuum stock purchases and Southern Leasing for leasing portfolio growth. Other cash was used for debt repayment and cash dividends to stockholders. The Registrant also made principal payments totalling $9.6 million with respect to the Registrant's Employee Stock Ownership Plan ("ESOP") indebtedness in first quarter 1994.

Cash flow from operations are expected to increase during the remainder of 1994 from positive operating income, which has historically resulted in favorable cash flows. Investing activities will continue to use significant amounts of cash for KCSR's continuing roadway capital improvement program.
The Registrant anticipates that the KCSR/MidSouth roadway program will be funded by KCSR operating cash flow. However, in connection with the Registrant's recently announced signing of a letter of intent with Illinois Central Corporation ("IC"), as discussed in the notes to financial statements herewith, the Registrant will be reviewing its capital improvement programs in future months. It is anticipated that the Registrant's Transportation capital improvement program will be significantly reduced in light of the proposed transaction, thereby freeing cash flow for other as yet undefined uses. Investing cash flows will also be used for expansion of DST's Winchester Data Center to meet continuing customer growth demands. The Data Center expansion, which is currently under construction, is expected to require approximately $23 million and is anticipated to be completed in the latter half of 1995. In addition to operating cash flows, the Registrant has available financing arrangements at subsidiary levels, remaining proceeds from $350 million in various credit agreements, of which $46 million was unused and available at June 30, 1994 and proceeds available with respect to the Registrant's $200 million Medium Term Notes, of which $100 million were issued at June 30, 1994.

The Registrant believes these positive operating cash flows and available financing resources are sufficient to fund working capital and other requirements for the remainder of 1994.

The Registrant's debt ratio (debt as a percent of total debt plus equity) improved in the first six months of 1994 from 59.9% at December 31, 1993 to 59.5% at June 30, 1994. While consolidated debt increased in the first half of 1994, total equity also increased from a combination of net income and a decrease in ESOP deferred compensation related to principal payments on the Registrant's Employee Stock Ownership Plan indebtedness in first quarter 1994 and resulted in a decline in the debt ratio.

Other

As disclosed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, the Registrant's Board of Directors have undertaken a comprehensive study, with the assistance of outside consultants, of the Registrant's strategic possibilities.

The Registrant's recent announcements, as indicated in the Form 8-K dated July 19, 1994, filed with the Securities and Exchange Commission, essentially bring to completion this strategic study. This study resulted in four major developments:

* A joint announcement by the Registrant and Illinois Central Corporation ("IC") of entering into a letter of intent providing for the combination of the IC with the Registrant and its wholly-owned subsidiary The Kansas City Southern Railway and certain Transportation related assets for approximately 21.2 million shares of IC common stock, in a tax-free exchange, and the assumption of approximately $930 million of Registrant indebtedness.

* In conjunction with the Registrant/IC transaction, noted above, the intended spin-off to Registrant stockholders of a yet unnamed New Financial Services Holding Company ("Newco"). Newco will principally consist of DST, Janus Capital Corporation, Berger Associates, Inc. (as noted below) and Southern Leasing Corporation.

* The announcement that DST and Kemper Financial Services, Inc. entered into a letter of intent for the acquisition of Investors Fiduciary Trust Company ("IFTC") by State Street Boston Corporation ("State Street"). In exchange for its 50% interest in IFTC, DST will receive approximately 2.8 million shares of State Street in a tax-free exchange (representing an approximate 4% ownership interest in State Street).

* The proposed acquisition by the Registrant of a controlling interest in Berger Associates, Inc., which has been approved by the Boards of Directors of the Berger Funds. Closing of the transaction, which is subject to approval by the Berger Funds shareholders, is anticipated in fourth quarter 1994. Assuming approval by these shareholders, for which proxy statements have been distributed, an initial payment at closing of approximately $33 million will be required pursuant to a Stock Purchase Agreement dated July 6, 1994.

Completion of the Registrant/IC transaction is subject to negotiation of definitive agreements between the Registrant and IC, the receipt of a favorable Internal Revenue Service ("IRS") ruling and approval of the transaction by stockholders of both the Registrant and IC. It is anticipated that the transaction will be completed in the first half of 1995.
PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Part I, Item 1, Footnote 10 to the financial statements of this Form 10-Q is hereby incorporated herein by reference.


Item 6. Exhibits and Reports on Form 8-K

a)   Exhibits
     None

b)   Reports on Form 8-K
     The Registrant filed a Form 8-K dated July 19, 1994, under items 5 and 7 reporting (i) that the Registrant and Illinois Central Corporation ("IC") entered into a letter of intent for the merger of the Registrant with and into IC following a spin-off of the Registrant's non-transportation operations and (ii) that DST and Kemper Financial Services, Inc. entered into a letter of intent for the acquisition of their jointly owned affiliate Investors Fiduciary Trust Company by State Street Boston Corporation.






SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on August 9, 1994.

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