Form 10-Q
period 1994-09-30
KANSAS CITY SOUTHERN INDUSTRIES INC
filed 1994-11-14
CIK 54480

FORM 10-Q
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1994

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

          Class                                Outstanding at October 31, 1994

Common Stock, $.01 per share par value                       43,501,845 Shares

                  KANSAS CITY SOUTHERN INDUSTRIES, INC.

                                FORM 10-Q

                            SEPTEMBER 30, 1994

                                  INDEX


Page

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Introductory Comments                                              1

Consolidated Condensed Balance Sheets -
September 30, 1994 and December 31, 1993                           2

Consolidated Condensed Statements of Income -
Three and Nine Months Ended September 30, 1994 and 1993            3

Computation of Primary Earnings per Common Share                   3

Consolidated Condensed Statements of Cash Flows -
Nine Months Ended September 30, 1994 and 1993                      4

Notes to Consolidated Condensed Financial Statements               5

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                               10


PART II - OTHER INFORMATION

Item 1.Legal Proceedings                                          18

Item 2.Changes in the Rights of the Company's Security Holders    18

Item 6.Exhibits and Reports on Form 8-K                           18

SIGNATURES                                                        19

                  KANSAS CITY SOUTHERN INDUSTRIES, INC.

                                FORM 10-Q

                           SEPTEMBER 30, 1994


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

                  KANSAS CITY SOUTHERN INDUSTRIES, INC.
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                          (Dollars in Millions)
                               (Unaudited)

                                             September 30,  December 31,
                                                 1994           1993
                                 ASSETS

Current Assets:
 Cash and equivalents                          $   29.1     $    6.6
 Accounts receivable, net                         216.2        194.7
 Inventories                                       52.0         48.3
 Other current assets                              81.2         86.1
   Total current assets                           378.5        335.7

Investments (held for operating purposes)         210.1        174.5

Properties (net of $666.0 and $599.4 accumulated
 depreciation and amortization, respectively)   1,359.3      1,192.6

Intangibles and Other Assets                      174.5        214.2

    Total assets                               $2,122.4     $1,917.0

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Debt due within one year                      $  5 7.5     $   63.5
 Accounts and wages payable                        91.9         70.9
 Other accrued and current liabilities            144.6        154.0
    Total current liabilities                     294.0        288.4

Other Liabilities:
 Long-term debt                                   855.5        776.2
 Deferred income taxes                            209.8        184.7
 Other deferred credits and liabilities            99.8         99.1
    Total other liabilities                     1,165.1      1,060.0

Minority Interest                                   9.8          5.9

Stockholders' Equity:
 Preferred stock                                    7.1          7.1
 Common stock                                        .4         30.9
 Capital surplus                                  338.8        303.9
 Retained earnings                                516.7        439.0
 Shares held in trust                            (200.0)      (200.0)
 ESOP deferred compensation                        (9.5)       (18.2)
    Total stockholders' equity                    653.5        562.7

    Total liabilities and stockholders' equity $2,122.4     $1,917.0


 See accompanying notes to consolidated condensed financial statements.

                  KANSAS CITY SOUTHERN INDUSTRIES, INC.
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME
              (Dollars in Millions, Except per Share Data)
                               (Unaudited)

                                  Three Months         Nine Months
                               Ended September 30,  Ended September 30,
                                1994      1993        1994      1993

Revenues                       $273.4     $253.3     $805.7     $699.6
Costs and expenses              216.3      194.9      633.8      549.8

  Operating Income               57.1       58.4      171.9      149.8


Equity in net earnings of
  unconsolidated affiliates       6.8        2.3       17.9        9.2
Interest expense                (15.2)     (13.8)     (39.7)     (36.3)

Pretax income                    48.7       46.9      150.1      122.7
Provision for taxes on income    18.4       21.1       56.1       49.3

Income before minority interest  30.3       25.8       94.0       73.4
Minority interest                 1.7        2.5        6.0        6.5

Income before cumulative effect of
  accounting changes             28.6       23.3       88.0       66.9

Cumulative effect of changes in
  accounting for income taxes and
  postretirement benefits,
  net of taxes                                                    (6.5)

  Net Income                     28.6       23.3       88.0       60.4

Less-dividends on preferred stock  .1         .1         .2         .2

  Net Income Applicable to
  Common Stockholders          $ 28.5     $ 23.2     $ 87.8      $60.2


Computation of Primary Earnings per Common Share

Average Primary Common
  Shares Outstanding
     (in thousands)           45,092     44,977     45,112     44,695

Primary Earnings per Common Share:

Income before cumulative effect of
  accounting changes           $  .64     $  .52     $ 1.95      $1.49
Cumulative effect of
  accounting changes                                              (.14)
   Total                       $  .64     $  .52     $ 1.95      $1.35

Cash Dividends Paid:
  Per Common share             $  .071/2  $  .071/2  $  .221/2   $ .221/2
  Per Preferred share          $  .25     $  .25     $  .75      $ .75

See accompanying notes to consolidated condensed financial statements.
                     KANSAS CITY SOUTHERN INDUSTRIES, INC.
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Millions)
                                  (Unaudited)

                                               Nine Months
                                            Ended September 30,
                                              1994       1993
CASH FLOWS PROVIDED BY (USED FOR):

OPERATING ACTIVITIES:
 Net income                                   $88.0       $60.4
 Adjustments to net income:
  Depreciation and amortization                86.3        69.5
  Deferred income taxes                        31.4        22.6
  Equity in undistributed earnings            (17.6)       (8.3)
 Changes in working capital items:
  Accounts receivable                         (20.7)      (16.6)
  Inventories                                  (3.7)      (13.3)
  Other current assets                          1.6       (38.4)
  Accounts payable                             23.3        (1.4)
  Other accrued and current liabilities          .8        30.0
 Other, net                                    (1.9)       13.7
   Net                                        187.5       118.2

INVESTING ACTIVITIES:
 Property acquisitions                       (216.2)     (103.8)
 Proceeds from disposal of property            15.7        10.9
 Purchase of companies, net of cash acquired   (1.0)     (197.4)
 Investment acquisitions                      (23.0)       (8.7)
 Proceeds from disposal of investments          4.5         3.9
 Other, net                                     4.4        (7.7)
   Net                                       (215.6)     (302.8)

FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt     148.0       536.3
 Repayment of long-term debt                  (70.4)     (332.6)
 Proceeds from stock plans                      3.8         4.1
 Stock repurchased                            (10.2)       (7.4)
 Cash dividends paid                          (10.0)       (9.7)
 Other, net                                   (10.6)         .6
   Net                                         50.6       191.3

CASH AND EQUIVALENTS
 Net increase                                  22.5         6.7
 At beginning of year                           6.6        15.4
 At end of period                             $29.1       $22.1

  See accompanying notes to consolidated condensed financial statements.

                  KANSAS CITY SOUTHERN INDUSTRIES, INC.

                                FORM 10-Q

                           SEPTEMBER 30, 1994

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS




1. In the opinion of the Registrant, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the financial position of Kansas City Southern Industries, Inc. ("Registrant" or "KCSI") and its subsidiary companies as of September 30, 1994 and December 31, 1993, the results of operations for the three and nine months ended September 30, 1994 and 1993, and cash flows for the nine months ended September 30, 1994 and 1993.

2. The results of operations for the three and nine months ended September 30, 1994 and 1993 are not necessarily indicative of the results to be expected for the full year 1994, nor the results experienced for the full year 1993.

3. The accompanying financial statements have been prepared consistent with accounting principles described more fully in Note 1 of the Registrant's 1993 Annual Report to Stockholders.

4. The Registrant's inventories, $52.0 million at September 30, 1994 and $48.3 million at December 31, 1993, principally represent material and supplies related to rail transportation and DST's output processing operations. Other components of inventories are immaterial.

5. Investments in unconsolidated affiliates and certain other investments accounted for under the equity method of accounting include all entities in which the Registrant or its subsidiaries have significant influence but not more than 50% control. Investments in unconsolidated affiliates (joint ventures) at September 30, 1994, include the equity interests of DST Systems, Inc. ("DST") in Boston Financial Data Services, Inc. ("BFDS"), Investors Fiduciary Trust Company ("IFTC"), The Continuum Company, Inc. ("Continuum"), Argus Health Systems, Inc. ("Argus"), Midland Data Systems, Inc. and Midland Loan Services, L.P.(collectively "Midland"), First of Michigan Capital Corporation, and certain other venture operations plus the Registrant's interests in other companies. Among other provisions, the joint venture agreements contain "change of control" provisions affecting the rights of the partners to acquire the other partners' equity interests in the event of circumstances which would result in a change of control.

Combined condensed financial information of unconsolidated affiliates is shown below (dollars in millions):


Financial Condition

                                        September 30,  December 31,
                                             1994         1993
Current assets                             $1,090.8     $1,047.7
Non-current assets                            139.8        150.1
  Assets                                   $1,230.6     $1,197.8

Current liabilities                        $  876.2     $  856.8
Non-current liabilities                        99.4        122.9
Equity of stockholders and partners           255.0        218.1
  Liabilities and equity                   $1,230.6     $1,197.8

Investment in unconsolidated affiliates    $  162.6     $  126.3


Operating Results

                                Three Months          Nine Months
                             Ended September 30,   Ended September 30,
                              1994        1993       1994       1993

Revenues:
 IFTC                        $  11.0     $ 13.2    $  32.2     $  37.9
 All others                    138.7       45.4      423.8       168.3
  Total Revenues             $ 149.7     $ 58.6    $ 456.0     $ 206.2

Costs and expenses:
 IFTC                        $   7.7     $ 10.5    $  23.1     $  31.1
 All others                    125.5       42.1      389.3       159.8
  Total Costs and Expenses   $ 133.2     $ 52.6    $ 412.4     $ 190.9

Net Income:
 IFTC                        $   3.3     $  2.7    $   9.1     $   6.8
 All others                     13.2        3.3       34.5         8.5
  Total Net Income           $  16.5     $  6.0    $  43.6     $  15.3

Equity in Earnings:
 IFTC                        $   1.6     $  1.3    $   4.5     $   3.4
 All others                      5.2        1.0       13.4         3.7
  Total Equity in Earnings   $   6.8     $  2.3    $  17.9     $   7.1

6. For purposes of the Statement of Cash Flows, the Registrant considers all short-term investments with an original maturity of generally three months or less to be cash equivalents. Other required supplementary disclosures follow:

a. Cash Flow Information (in millions):

                                               Nine Months
                                            Ended September 30,
                                               1994    1993
Interest paid                                 $55.8  $ 40.2
Income taxes paid                               3.8    18.5

b. Noncash Investing and Financing Activities:

In the first quarter of 1994, the Registrant issued approximately 235,000 shares of Common stock under the Seventh Offering of the Employees Stock Purchase Plan. These shares, totalling a purchase price of approximately $4.4 million, were subscribed and paid for, through employee payroll deductions, in 1993.

During the first nine months of 1994 and 1993, the Registrant recorded expenses of $3.2 million and $3.0 million, respectively, related to its existing ESOP. These charges, which were non-cash in nature, had the effect of decreasing retained earnings and ESOP deferred compensation with no overall effect upon stockholders' equity.

The Registrant issued $200 million in debt securities in the first nine months of 1993. As part of these transactions, the Registrant incurred $2.5 million in discount and underwriting fees which were transferred directly to the underwriters. These discount and underwriting fees represent non-cash amounts, which will be amortized over the respective term of the indebtedness.

In the first nine months of 1993, the Registrant and DST completed several transactions with respect to acquisitions and dispositions of businesses, which are more fully described in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

7. In December 1993, the American Institute of Certified Public Accountants issued Statement of Position No. 93-6 ("SOP 93-6") "Employers Accounting for Employee Stock Ownership Plans", which became effective for fiscal years beginning after December 15, 1993. The Registrant's ESOP shares are grandfathered under the provisions of SOP 93-6 and accordingly, the Registrant's accounting policies and procedures as described in the Annual Report on Form 10-K for the year ended December 31, 1993 were not affected by SOP 93-6. SOP 93-6 does, however, require additional disclosures regarding the Registrant's ESOP plan as follows, (in millions at September 30, 1994):

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

9. On July 19, 1994, the Registrant announced that it had entered into a letter of intent with Illinois Central Corporation ("IC") for acquisition of the Registrant's Transportation Services operations by IC. On October 24, 1994, however, the Registrant and IC jointly announced that they mutually agreed to terminate the Letter of Intent dated July 19, 1994. The Registrant and IC were not able to reach a definitive agreement on a number of issues.

As a result of the mutual termination of the Letter of Intent and negotiations with IC, the Registrant will continue to operate as it is currently structured with its core Transportation and Financial Services businesses.

10. On July 19, 1994, the Registrant also announced that DST and Kemper Financial Services, Inc. ("Kemper") had entered into a letter of intent for the acquisition of their jointly owned affiliate IFTC by State Street Boston Corporation ("State Street"). On September 27, 1994, the Registrant announced that DST and Kemper entered into a definitive agreement with State Street for the sale to State Street of IFTC Holdings, Inc., which wholly owns IFTC.

Upon closing of the IFTC transaction, which is subject to regulatory approvals and other conditions, DST will receive approximately 2.8 million shares of State Street common stock in a tax-free exchange (representing an approximate 4% ownership interest in State Street). DST recognized equity earnings from IFTC of $4.8 million for the year ended December 31, 1993. Based upon the initial transaction terms, DST anticipates recording a gain on sale of an equity investment and after consideration of appropriate tax effects the net gain was expected to be $15 million when the IFTC transaction is completed. The actual gain recognized, however, is dependent upon the number of shares of State Street stock to be received, the price of State Street stock and timing of closing of the transaction, at which time the gain to be recorded could be less than that stated above. Completion of the transaction is expected in fourth quarter 1994 or first quarter 1995 depending upon the timing of regulatory approval.

11. In third quarter 1994, the Registrant's Board of Directors authorized redemption of the Common stock "Rights" issued pursuant to its Rights Plan in 1986. The Board action terminates the exercisability of such Rights and resulted in a payment on September 20, 1994 of one and one-quarter cents ($.0125) per share to Common stockholders of record on August 26, 1994, amounting to approximately $540,000 in the aggregate.

12.On October 14, 1994, the Registrant completed the acquisition of a controlling interest in Berger Associates, Inc. ("Berger"). Berger is the investment advisor of The Berger One Hundred Fund, The Berger One Hundred and One Fund and The Berger Small Company Growth Fund, as well as to private and other accounts, (collectively, "Berger Funds"). Berger currently has a total of approximately $3 billion in assets under management. At closing, the Registrant made the initial purchase payment of $32.7 million, in cash, pursuant to a Stock Purchase Agreement, (the "Agreement"), after receipt of an affirmative vote of the Berger Funds shareholders regarding the transaction. The acquisition had previously been approved by both of the Boards of Directors of the Registrant and Berger. The Agreement also provides for additional purchase price payments contingent upon attaining certain levels of assets under management as defined in the Agreement, of which $14.8 million in cash was made in October 1994.

The acquisition, which will be accounted for as a purchase, increased the Registrant's ownership in Berger from approximately 18% to over 80%. Adjustments to appropriate asset and liability balances will be recorded based upon an as yet uncompleted analysis of the fair market value of such assets and liabilities. It is anticipated that the transaction will create intangibles as the purchase price exceeds the fair value of underlying assets.

These intangible amounts will be amortized over their estimated economic life based upon an as yet uncompleted economic life analysis. The financial statements of Berger will be consolidated into the Registrant effective with the closing of the transaction. Assuming the transaction had been completed on January 1, 1994, the addition of Berger's revenues and net income, including adjustments to reflect the effects of the acquisition, on a pro forma basis, as of and for the nine months ended September 30, 1994, would have had an immaterial effect on the consolidated results of the Registrant.

13. LITIGATION. The Registrant has had no significant changes in its outstanding litigation from that previously reported in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 other than as noted below.

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

   Financial Asset Management - Management of investments for mutual funds, private and other accounts through Janus Capital Corporation ("Janus"), an 81% owned subsidiary and Berger Associates, Inc. ("Berger") an over 80% owned subsidiary, effective with the October 14, 1994 acquisition of a controlling interest in Berger.

   Corporate and Other - Primarily general administrative and corporate operations of the Registrant and other minor subsidiaries.

The information contained in this management's discussion and analysis of financial condition and results of operations should be read in conjunction to the notes to consolidated condensed financial statements included in this Form 10-Q.

Results of Operations

Segment revenues and operating income comparisons follow (dollars in millions):

                                   Three Months         Nine Months
                                Ended September 30,  Ended September 30,
                                 1994       1993       1994     1993
Revenues:
 Transportation Services         $130.3   $120.5      $377.0   $323.2
 DST Systems, Inc.                 98.8     90.2       297.4    254.2
 Janus Capital Corp.               45.2     42.6       133.5    117.1
 Eliminations, Corporate & Other    (.9)    --          (2.2)     5.1
   Total                         $273.4   $253.3      $805.7   $699.6


Operating Income:
 Transportation Services         $ 34.2   $ 31.7      $ 93.6   $ 79.4
 DST Systems, Inc.                  5.4      7.5       27.0      23.9
 Janus Capital Corp.               21.2     23.1       59.8      56.5
 Eliminations, Corporate & Other   (3.7)    (3.9)      (8.5)    (10.0)
   Total                         $ 57.1   $ 58.4     $171.9    $149.8

The Registrant reported third quarter 1994 earnings of $28.6 million, (64 cents per share), a 23% increase over the $23.3 million, (52 cents per share) earned in third quarter 1993. Third quarter 1993 earnings, however, included additional income tax expense related to the 1993 federal income tax rate increase of $3.4 million or 8 cents per share, related to deferred tax amounts. Excluding these tax charges from prior year results, third quarter 1994 earnings improved 7% over comparable 1993. Third quarter 1994 earnings, at 64 cents per share, represent the highest third quarter results in the Registrant's history. Consolidated operating income declined slightly to $57.1 million while revenues rose 8% to $273.4 million. Third quarter results were also affected by an increase in earnings of unconsolidated affiliates and higher interest expense on expanded debt levels and increased rates.

For the nine months ended September 30, 1994, earnings of $88 million or $1.95 per share increased 31% over income before accounting changes and 44% over total per share earnings in comparable prior year. Year to date 1993 results include a charge of $6.5 million (14 cents per share) related to the adoption of Statement of Financial Accounting Standards Nos. 106 and 109 for postretirement benefits and income taxes. Consolidated revenues for the first nine months of 1994 rose to $805.7 million, while operating income rose 15% to $171.9 million. Year to date results were also affected by higher unconsolidated affiliate earnings primarily related to DST's equity in The Continuum Company, Inc. ("Continuum"), which became a DST affiliate in late 1993 and increases in the federal income tax rate discussed above.

Third quarter and year to date 1994 periods also include non-cash acquisition related intangible amortization expenses amounting to $2.7 million and $8 million, respectively, versus $1.7 million and $4 million, respectively in third quarter and year to date 1993.


TRANSPORTATION SERVICES

                                  Three Months           Nine Months
                                Ended September 30,  Ended September 30,
                                  1994       1993     1994     1993
Revenues                           $130.3   $120.5   $377.0   $323.2
Costs and expenses                   96.1     88.8    283.4    243.8
 Operating income                    34.2     31.7     93.6     79.4
Unconsolidated affiliates             (.1)     (.1)     (.1)     1.9
Interest expense                    (12.0)    (9.7)   (32.6)   (20.7)
 Pretax income                       22.1     21.9     60.9     60.6
Income taxes                          9.0     12.4*    25.1     27.8*
 Income before accounting changes   $13.1   $  9.5   $ 35.8   $ 32.8

*Includes $4.0 million for federal income tax rate increases related to deferred tax balances.

Transportation Services, comprised principally of KCSR, reported third quarter earnings of $13.1 million, a 38% increase over third quarter 1993 on an 8% increase in revenues and an 8% improvement in operating income. Third quarter 1993 results, however, included an additional income tax charge of $4 million related to federal tax rate increases applicable to deferred tax amounts. Excluding this charge from prior year results, third quarter 1994 earnings declined slightly from comparable 1993.

KCSR (which includes MidSouth Corporation effective with the June 1993 acquisition) third quarter revenues rose 7% compared to 1993. General commodity revenues showed improvement from higher carloadings in the chemicals and petroleum products, metallic ores and food products areas along with TOFC/COFC intermodal traffic, where carloadings rose 50% from third quarter 1993. The improvement in intermodal traffic is primarily attributable to North/South traffic on the original KCSR route and the purchase of the Zacka Junction, Texas intermodal facility from Santa Fe Railway in servicing the Kansas City/Dallas traffic corridor. In mid-November 1994, KCSR plans initiation of intermodal service in the Dallas/Atlanta, East/West traffic corridor in conjunction with the Norfolk Southern Railway interchange at Meridian, Mississippi. This intermodal traffic will utilize the MidSouth track acquired in June 1993. Lower traffic levels were experienced primarily in the farm products area, as weak export grain shipments continued 1994 trends, and pulp/paper products, which were somewhat affected by the Soo Line strike, which is now ended. Unit coal revenues rose 9% in third quarter 1994, even though overall unit coal tonnage declined including the absence of shipments to a Monticello, Texas utilities electric generating plant ("Tumco") served by KCSR (the Tumco plant shut down in late 1993 and is anticipated to reopen in fourth quarter 1995). This revenue improvement is attributable to a combination of length of haul and rates as certain electric generating plants served by KCSR increased receipt of coal tonnage in third quarter 1994. Excluding consideration of the Tumco plant previously discussed, unit coal revenues, which tend to fluctuate from quarter to quarter, are expected to equalize on an annual basis compared to prior year.

KCSR operating expenses increased in third quarter 1994 commensurate with increased traffic levels, both general commodity and unit coal. Operating income was also negatively affected by the acceleration of the track and structure upgrading program related to the MidSouth property acquired in June 1993. Increased car hire expenses in third quarter 1994 were caused by higher usage of intermodal rail equipment to handle improved TOFC/COFC traffic, however, traffic congestion and severe weather conditions, which affected operating expenses in the first half of 1994, eased in third quarter 1994.

Overall Transportation Services third quarter results also benefitted from continued favorable operations of both Pabtex (petroleum coke and coal export facility) and Southern Leasing Corporation on higher volumes. Transportation results were also negatively affected in third quarter 1994 from increased interest expense compared to prior year on a combination of higher indebtedness and rates.

For the first nine months of 1994, Transportation Services contribution to Registrant consolidated results improved 9% from prior year, however, year to date 1993 results also include the additional income tax expense for federal rate increases discussed above. Excluding this additional tax expense from comparable 1993, Transportation Services results declined 3%. These lower results are partially attributable to lost unit coal revenue from the Tumco plant and absence of a one-time after tax gain of $1.3 million on sale of real estate included in 1993 results.

INFORMATION & TRANSACTION PROCESSING
DST SYSTEMS, INC.

                                   Three Months        Nine Months
                                Ended September 30, Ended September 30,
                                  1994      1993     1994     1993
Revenues                           $98.8   $90.2    $297.4   $254.2
Costs and expenses                  93.4    82.7     270.4    230.3
 Operating income                    5.4     7.5      27.0     23.9
Unconsolidated affiliates            6.4     2.2      17.6      7.1
Interest expense                    (3.5)   (2.7)    (10.9)    (8.0)
 Pretax income                       8.3     7.0      33.7     23.0
Income taxes                         2.9     2.4      10.3      7.4
Minority interest                    (.8)    (.2)     (1.1)     (.3)
 Income before accounting changes  $ 6.2   $ 4.8    $ 24.5   $ 15.9

DST recorded third quarter 1994 earnings contribution to the Registrant's consolidated earnings of $6.2 million, a 29% improvement over the $4.8 million in third quarter 1993. Third quarter revenues rose 10% to $98.8 million as DST's mutual fund shareowner accounts serviced reached a record 31.4 million accounts at September 30, 1994, an increase of 12% over the 28 million accounts at December 31, 1993. Overall mutual fund industry growth has caused the increase in shareholder accounts serviced and resulted in higher mutual fund processing and output services volumes. DST's output services operations, Output Technologies, Inc. ("OTI") business volumes improved as OTI printed page volume was 199 million in third quarter 1994 versus 167 million in comparable prior year. DST operating income, however, declined 28% to $5.4 million in third quarter 1994. Improved earnings from unconsolidated affiliates produced an improved contribution to Registrant consolidated results.

DST's core business operations continued to experience improvements in both revenue growth and operating margins in third quarter 1994. These operating margin improvements were, however, decreased by lower results from DST's developmental and international business units described in greater detail as follows:

  During 1993, DST began an expansion of certain of its product offerings and geographic presence. It expanded its Portfolio Accounting product offerings with the acquisitions of Clarke & Tilley, Ltd. ("Clarke & Tilley", a United Kingdom entity) and Belvedere Financial Systems, ("Belvedere"). Clarke and Tilley develops and distributes investment accounting software, primarily in Europe, South Africa and Australia. Belvedere develops and markets a core investment accounting product (the Global Portfolio System) that has potential applicability worldwide.

  DST expanded its mutual fund product offerings with the 1993 acquisition of Corfax Benefit Systems, Ltd. ("Corfax", a Canadian Company), and the formation of Clarke & Tilley Data Services, Ltd. ("CTDS", a United Kingdom
  entity).   Corfax develops and distributes mutual fund shareowner
  accounting software and provides pension administration processing services. CTDS is developing a unit trust accounting system for the U.K. unit trust and Luxembourg markets incorporating DST work management technology.

  Additionally, DST has expanded its marketing and product support activities for its image-based work management product (Automated Work Distributor, "AWD") internationally through both direct marketing efforts and The Continuum Company, who distributes AWD to the insurance industry marketplace. DST also formed DBS Systems Inc., a 60% owned subsidiary, which is developing software to provide billing services for DirecTV, a commercial direct broadcast satellite system.

These business units have invested in expanded product development and marketing expenditures during the third quarter and year to date 1994 periods, which have reduced DST operating margins for the third quarter 1994 as compared to the third quarter of 1993. In addition, since a higher percentage of revenues from these entities (except DBS and CTDS) is currently derived from software licensing activities compared to other DST businesses, operating results will be more affected by the level of software license activities.

Collectively, DST's developmental and international business units recorded net losses of $3 million and $6.1 million on revenues of $8.8 million and $24.1 million in third quarter and year to date 1994 periods, respectively, versus net losses of $900,000 and $1.3 million on revenues of $5 million and $5.6 million in third quarter and year to date 1993 periods, respectively. It is anticipated that these operations will continue to experience losses into 1995 as development activities progress in establishing these new and expanded product lines, however, results can be affected by the timing of software licensing discussed above. Excluding these developmental and international results from DST core business operations, DST's operating margins improved in both third quarter and year to date 1994 periods compared to 1993.

Equity in DST's unconsolidated affiliates earnings improved in third quarter 1994 compared to prior year. These favorable results are due to the recording of earnings from The Continuum Company, Inc., which became a DST affiliate in late 1993, along with favorable third quarter operating results of Boston Financial Data Services, Inc.; Argus Health Systems, Inc.; and Investors Fiduciary Trust Company, all on increased business volumes.

For the first nine months of 1994, DST's earnings contribution to consolidated Registrant results rose 54% to $24.5 million as revenues rose 17% to $297.4 million and operating income increased 13% to $27 million. Third quarter and year to date 1994 revenues rose even without Vantage Computer Systems, Inc. revenues, of $11.8 million and $32.6 million, respectively, which are included in 1993 results.


FINANCIAL ASSET MANAGEMENT
JANUS CAPITAL CORP.

                                     Three Months         Nine Months
                                 Ended September 30, Ended September 30,
                                    1994      1993     1994     1993
Revenues                            $ 45.2   $ 42.6   $133.5   $117.1
Costs and expenses                    24.0     19.5     73.7     60.6
 Operating income                     21.2     23.1     59.8     56.5
Interest expense                       (.3)     (.1)    (1.1)     (.4)
 Pretax income                        20.9     23.0     58.7     56.1
Income taxes                           8.2      9.1     22.9     21.7
Minority interest                      2.5      2.7      7.1      6.8
 Income before accounting changes   $ 10.2   $ 11.2   $ 28.7   $ 27.6

Janus operations contributed $10.2 million to consolidated Registrant third quarter results, a decline of 9% compared to the prior year, while revenues rose 6% to $45.2 million. The Janus managed funds recorded net sales (fund sales net of redemptions) for the nine month period ending September 30, 1994.

However the market decline in the first nine months of 1994 caused a reduction in the value of assets under management, which, when combined with net sales, resulted in assets under management of $22.6 billion on September 30, 1994, up slightly from $22.2 billion at December 31, 1993. Total shareowner accounts remained stable at 2 million at September 30, 1994. While Janus revenues rose 6% in third quarter 1994 on increased assets under management, operating expenses also rose 23% (primarily related to marketing, promotional and system expansion expenses) and resulted a decline in third quarter 1994 operating income compared to prior year.

For the nine months ended September 30, 1994, Janus contributed $28.7 million to Registrant consolidated results, 4% above the $27.6 million in prior year as revenues rose 14% to $133.5 million.


ELIMINATIONS, CORPORATE & OTHER

                                 Three Months           Nine Months
                                Ended September 30,  Ended September 30,
                                 1994       1993       1994     1993
Revenues                        $  (.9)  $ --         $(2.2)  $   5.1
Costs and expenses                 2.8      3.9         6.3      15.1
 Operating loss                   (3.7)    (3.9)       (8.5)    (10.0)
Unconsolidated affiliates           .5       .2          .4        .2
Interest income (expense)           .6     (1.3)        4.9      (7.2)
 Pretax income (loss)             (2.6)    (5.0)       (3.2)    (17.0)
Income tax (benefits)             (1.7)    (2.8)       (2.2)     (7.6)
 Income (loss) before cumulative
   effect of accounting changes    (.9)    (2.2)       (1.0)     (9.4)
Cumulative effect of accounting
   changes, net of tax                                           (6.5)
Net income (loss)               $  (.9)  $ (2.2)      $(1.0)   $(15.9)

Eliminations, Corporate & Other results for both third quarter and year to date 1994 periods were significantly improved over prior year periods primarily as a result of the effect of elimination of intercompany interest income and expense at the consolidated level as KCSI Holding Company has allocated incurred indebtedness to subsidiary operations while overall KCSI Holding Company operating expenses remained below prior year levels.


TRENDS AND OUTLOOK

The Registrant reported record earnings of 64 cents per share for third quarter 1994. DST reported improved third quarter results while absorbing developmental and international losses, Janus earnings remained stable in volatile equity markets and in the face of multiple Federal Reserve interest rate adjustments and Transportation Services continue to experience increased traffic levels, challenges associated with the merger of the KCSR/MidSouth rail systems and acceleration of the MidSouth roadway upgrading program.

A current outlook for the remainder of 1994 in the Registrant's three core businesses is as follows; (a) Information & Transaction Processing - DST is expected to continue growth trends exhibited throughout 1994. DST's growth will depend upon growth in the domestic and U.K. mutual fund and insurance markets, and domestic markets in pharmaceutical claims and other financial services areas it serves, while DST plans to continue to absorb costs associated with product development of its Belvedere, DBS and International business units. (b) Financial Asset Management - Janus earnings and assets under management have remained relatively stable during 1994, in spite of volatile market conditions. Janus' growth will be largely dependent upon prevailing financial market conditions. Berger operations join the KCSI consolidated group of companies effective with the October 14, 1994 acquisition of a controlling interest in Berger by the Registrant. Berger earnings are expected to have an immaterial effect to KCSI consolidated results in fourth quarter 1994. (c) Transportation Services operations have been or will continue to be affected by: - (i) KCSR/MidSouth rail transportation operations may continue to experience temporary traffic congestion, (associated with increased traffic levels and the roadway improvement program) although congestion related difficulties have eased since first quarter 1994, (ii) lost unit coal revenues associated with the Tumco electric generating plant and (iii) in recent months, even though overall carloadings are increasing, export grain carloadings have declined as a result of the 1993 Midwest flooding, while domestic grain has remained stable.
Export grain traffic is expected to improve somewhat in fourth quarter 1994.

As previously discussed in the Notes to Consolidated Condensed Financial Statements included with this Form 10-Q, DST and Kemper have entered into a definitive agreement for the acquisition of their jointly owned affiliate IFTC. Upon completion of the transaction, which is subject to regulatory approvals, DST anticipates recognizing a net gain for financial reporting purposes, and appropriate tax expense, including deferred tax amounts, which is anticipated to produce an increased overall consolidated effective tax rate. Completion of the transaction is expected in fourth quarter 1994 or first quarter 1995 depending upon the timing of regulatory approval.

As disclosed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, agreements between the Registrant and certain minority stockholders, of the Registrant's 81% owned subsidiary Janus Capital Corporation ("Janus"), contain among other provisions, mandatory stock purchase provisions whereby under certain circumstances, KCSI would be required to purchase the minority interest. The Registrant has been informed that certain of these minority stockholders may desire to make effective these mandatory stock purchase provisions for a portion of their ownership interests.


Liquidity and Capital Resources

Summary cash flow data is as follows (in millions):

                                                   Nine Months
                                                Ended September 30,
                                                 1994        1993
Cash flows provided by (used for):
 Operating activities                           $ 187.5     $ 118.2
 Investing activities                            (215.6)     (302.8)
 Financing activities                              50.6       191.3
  Net increase in cash and equivalents             22.5         6.7
  Cash and equivalents at beginning of year         6.6        15.4
  Cash and equivalents at end of period         $  29.1     $  22.1

During the first nine months of 1994, the Registrant's cash position improved from $6.6 million at December 31, 1993 to $29.1 million at September 30, 1994.

The increased cash position was caused primarily by increased operating cash flows and proceeds from long-term debt in excess of repayments but somewhat offset by cash used for property and investment acquisitions. Operating cash flows for the first nine months of 1994 of $187.5 million improved $69.3 million when compared to prior year. The improvement in operating cash flows is attributable to increased earnings, higher depreciation and amortization, increased deferred taxes and changes in working capital items.

During the first nine months of 1994 cash was invested in KCSR road property additions, (related principally to KCSR/MidSouth capital improvement programs) and growth related property additions at DST and Janus. Cash was also used for investment acquisitions, principally DST purchases of additional Continuum stock in first quarter 1994. Financing cash flows were generated through issuance of long-term debt in excess of repayments. Debt proceeds were used at KCSR for working capital, KCSR equipment and rolling stock, DST for working capital and Continuum stock purchases and Southern Leasing for leasing portfolio growth. Other cash was used for debt repayment and cash dividends to stockholders. The Registrant also made principal payments totalling $9.6 million with respect to the Registrant's Employee Stock Ownership Plan ("ESOP") indebtedness in first quarter 1994.

Cash flow from operations are expected to increase during the remainder of 1994 from positive operating income, which has historically resulted in favorable cash flows. Investing activities will continue to use significant amounts of cash for KCSR's continuing roadway capital improvement program.
The Registrant anticipates that the KCSR/MidSouth roadway program will be funded by KCSR operating cash flow. The KCSR/MidSouth roadway program is expected to be completed at the end of 1994, accordingly, future years capital expenditures are expected to decline from levels experienced in the last several years. The MidSouth portion of the roadway program, which was originally planned for completion in 1995 was accelerated during 1994 to accommodate increasing traffic levels. The reduction in capital spending is anticipated to provide additional cash flow for other uses such as debt repayment. Investing cash flows will also be used for expansion of DST's Winchester Data Center to meet continuing customer growth demands. The Data Center expansion, which is currently under construction, is expected to require approximately $23 million and is anticipated to be completed in the latter half of 1995. In addition to operating cash flows, the Registrant has available financing arrangements at subsidiary levels, remaining proceeds from $350 million in various credit agreements, of which $42 million was unused and available at September 30, 1994 and proceeds available with respect to the Registrant's $200 million Medium Term Notes, of which $100 million were issued at September 30, 1994. In early October, the Registrant entered into additional credit agreements totalling $100 million, a portion of which was used to finance the acquisition of a controlling interest in Berger Associates, Inc., discussed earlier. The Registrant believes these positive operating cash flows and available financing resources are sufficient to fund working capital and other requirements for the remainder of 1994.

The Registrant's debt ratio (debt as a percent of total debt plus equity) improved in the first nine months of 1994 from 59.9% at December 31, 1993 to 58.3% at September 30, 1994. While consolidated debt increased in the first nine months of 1994, total equity also increased from a combination of net income and a decrease in ESOP deferred compensation related to principal payments on the Registrant's Employee Stock Ownership Plan indebtedness in first quarter 1994 and resulted in a decline in the debt ratio. As a result of the completion of the Berger acquisition and the possible mandatory stock purchase of Janus minority stockholders, previously discussed, both of which have or would require additional financing proceeds, it is anticipated that the Registrant's debt ratio will increase in fourth quarter 1994.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Part I, Item 1, Footnote 13 to the financial statements of this Form 10-Q is hereby incorporated herein by reference.

Item 2.  Changes in the Rights of the Company's Security Holders

In third quarter 1994, the Registrant's Board of Directors authorized redemption of the Common stock "Rights" issued pursuant to its Rights Plan in 1986. The Board action terminates the exercisability of such Rights and resulted in a payment on September 20, 1994 of one and one-quarter cents ($.0125) per share to Common stockholders of record on August 26, 1994, amounting to approximately $540,000 in the aggregate.


Item 6. Exhibits and Reports on Form 8-K

a)   Exhibits

     Exhibit 10.1 - Acquisition Agreement dated September 27, 1994 among State Street Boston Corporation, DST Systems, Inc. and Kemper Financial Services, Inc.

     Exhibit 27.1 - Financial Data Schedule

b)   Reports on Form 8-K

  The Registrant filed a Form 8-K dated July 19, 1994, under items 5 and 7 reporting (i) that the Registrant and Illinois Central Corporation ("IC") entered into a letter of intent for the merger of the Registrant with and into IC following a spin-off of the Registrant's non-transportation operations and (ii) that the Registrant's wholly-owned subsidiary DST Systems, Inc. ("DST") and Kemper Financial Services, Inc. ("Kemper") entered into a letter of intent for the acquisition of their jointly owned affiliate Investors Fiduciary Trust Company ("IFTC") by State Street Boston Corporation ("State Street").

  The Registrant filed a Form 8-K dated September 27, 1994 under items 5 and 7 reporting that DST together with Kemper entered into a definitive agreement with State Street for the sale to State Street of IFTC Holdings, Inc. ("Holdings"), which wholly owns IFTC, DST and Kemper each own 50% of Holdings.

  The Registrant filed a Form 8-K dated October 14, 1994 under items 5 and 7 reporting that the Registrant had completed the acquisition of Berger Associates, Inc. and that the Registrant and Illinois Central Corporation mutually agreed to terminate the Letter of Intent between them dated July 19, 1994.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on November 14, 1994.

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