Form 10-K
period 1994-12-31
KANSAS CITY SOUTHERN INDUSTRIES INC
filed 1995-03-22
CIK 54480

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
     For the fiscal year ended December 31, 1994

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

Common Stock, $.01 Per Share Par Value                New York Stock Exchange

   Securities registered pursuant to Section 12 (g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports re-quire to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    YES [X]         NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 3, 1995, 43,565,233 shares of Common stock and 243,170 shares of voting Preferred stock were outstanding. On such date, the aggregate market value of the voting Common and Preferred stock held by non-affiliates was $1,642,728,650 (amount computed based on closing prices of Preferred and Common stock on New York Stock Exchange).

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the following documents are incorporated herein by reference into Part of the Form 10-K as indicated:
                                                      Part of Form 10-K into
   Document                                            which incorporated
Registrant's 1994 Annual Report to Stockholders         Parts I, II and IV
for the fiscal year ended December 31, 1994,
Exhibit 13.1 hereto

Registrant's Definitive Proxy Statements for the 1995             Part III
Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 1994

A listing of explanations of graphics used in the
Management's Discussion and Analysis of Financial                  Part II
Condition and Results of Operations for the year ended December 31, 1994, Exhibit 99.1 hereto
                  KANSAS CITY SOUTHERN INDUSTRIES, INC.
                       1994 FORM 10-K ANNUAL REPORT

                            Table of contents

                                                                  Page


PART I

Item 1.     Business . . . . . . . . . . . . . . . . . . . .        1
Item 2.     Properties . . . . . . . . . . . . . . . . . . .       20
Item 3.     Legal Proceedings. . . . . . . . . . . . . . . .       23
Item 4.     Submission of Matters to a Vote of Security Holders.   24


                                 PART II

Item 5.     Market for the Registrant's Common Stock and
            Related Stockholder Matters. . . . . . . . . . .       26
Item 6.     Selected Financial Data. . . . . . . . . . . . .       26
Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . .       27
Item 8.     Financial Statements and Supplementary Data. . .       27
Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure. . . . . . .       27


                                PART III

Item 10.    Directors and Executive Officers of the Registrant .   28
Item 11.    Executive Compensation . . . . . . . . . . . . .       28
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management . . . . . . . . . . . . . . . . . . .       28
Item 13.    Certain Relationships and Related Transactions .       28


                                 PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports
            on Form 8-K. . . . . . . . . . . . . . . . . . .       29
            Signatures . . . . . . . . . . . . . . . . . . .       33

Part I

Item 1. Business

(a)  GENERAL DEVELOPMENT OF REGISTRANT BUSINESS

The major business developments of Kansas City Southern Industries, Inc. ("Registrant" or "KCSI") and the Registrant's subsidiaries for 1994 are as follows:

Transportation Services

Illinois Central Transaction. On July 19, 1994, the Registrant announced that it had entered into a letter of intent with Illinois Central Corporation ("IC") for merger of the Registrant's Transportation Services operations with IC. The Registrant incurred expenses related to this transaction in 1994 totalling $.04 per share.

On October 24, 1994, the Registrant and IC jointly announced that they mutually agreed to terminate the letter of intent between them. The Registrant and the IC were not able to reach a definitive agreement on a number of issues. Pursuant to the letter of intent with IC, the Registrant is unable to enter into certain types of business combinations prior to October 1995, without payment of a fee to IC of $25 million.

MidSouth Acquisition. As previously disclosed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, the Registrant closed the acquisition of MidSouth on June 10, 1993.

Effective January 1, 1994, MidSouth was operationally and administratively merged into The Kansas City Southern Railway Company ("KCSR", a wholly-owned subsidiary of the Registrant).The previous MidSouth geographic area is now called the KCSR Eastern Division.

SWEPCO Litigation. As was previously disclosed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, KCSR was a defendant in a lawsuit filed in the District Court of Bowie County, Texas by Southwestern Electric Power Company ("SWEPCO"). In that case, SWEPCO alleged that KCSR was required to reduce SWEPCO's coal transportation rate due to changed circumstances allegedly creating a "gross inequity" under the provisions of the coal transportation contract existing among SWEPCO, KCSR and the Burlington Northern Railroad. SWEPCO is KCSR's largest single customer. KCSR and SWEPCO have settled this litigation and the case against KCSR has been dismissed. This matter was concluded without material adverse effect on the financial condition or future results of operations of the Registrant.

Other Transportation Services Activity. In May 1992, KCSR signed an agreement with the Atchison, Topeka, and Santa Fe Railway ("Santa Fe") to purchase portions of its rail line in the Dallas, Texas area. The sale consists of approximately 90 miles of track and an 80 acre intermodal facility. The agreement will be implemented in phases over several years and has gained KCSR direct access to the Dallas market for the first time in the Registrant's history. Phase I of this agreement, completed on October 31, 1993, included the portion of Santa Fe's line between Farmersville, Texas and a switch at Zacha Junction, Texas. Phase II was partially completed in April 1994 and included the Zacha Junction intermodal facility. It is anticipated that the final portion of Phase II of the acquisition, which includes certain industry access', is anticipated to be completed in the first half of 1995.

During 1994, KCSR continued emphasis of important safety and quality programs, which includes the Safety Training Observation Program (S.T.O.P. - originally established by E.I. DuPont). The S.T.O.P. program is designed to curtail employee injuries through elimination of unsafe acts in the workplace. Increased safety awareness achieved positive results in 1992 and 1993 with an approximate 31% reduction in Federal Railroad Administration reportable employee injuries in 1993 as compared to 1992 and an approximate 28% reduction in employee injuries in 1992 when compared to 1991. In 1994, however, the Company experienced a doubling of Federal Railroad Administration reportable

[Page 1]
employee injuries compared to 1993. This significant increase in injuries is primarily attributable to the merger of the MidSouth into KCSR, (MidSouth statistics are not included prior to 1994). KCSR continued its substantial commitment towards a safer work environment in 1994 and remains committed to continuing safety awareness.

During 1994, KCSR revenues, including full year MidSouth for comparative purposes, rose 3% compared to 1993. General commodity revenues, excluding intermodal traffic, rose on slightly higher traffic volumes. The higher traffic volumes resulted, in part, from a strengthening of economic conditions in the Registrant's service area. Higher traffic volumes were experienced in carloadings of chemicals, petroleum products, non-metallic ores, food products, and stone/clay. Offsetting these somewhat were lower carload volumes in farm products where the reduced grain supplies as a result of the flood of 1993 caused export grain shipments to decline; and paper and wood due mainly to connection problems from the strike affected SOO Line. Intermodal units increased (+46%) in 1994. Increased volume on the Kansas City/Dallas corridor and initiation of through train service from Atlanta, Georgia through the Meridian, Mississippi gateway, to Dallas, Texas, in conjunction with the Norfolk Southern Railway Company commencing in mid-November 1994, contributed to the increased carloadings. Unit coal revenues were down 4% from 1993, due for the most part to the absence of shipments to the Monticello, Texas, electric generating plant. This plant was shut down in 1994 due to a smoke stack collapse in late 1993. The plant is expected to be back on line in late 1995.

In late 1994, KCSR completed a transaction for the private placement of financing of locomotives and rolling stock using Equipment Trust Certificates ("ETC's"). The ETC's were placed for an aggregate of $54.7 million representing 31 locomotives, 625 boxcars and 300 covered hopper cars, which had been placed in service during 1993 and 1994. The financing represents 85% of equipment value, bears interest at a rate of 8.56%, and matures in 2006.

During 1994, KCSR completed the major portion of a rail track and structure program which first began in 1986. In addition, as part of the MidSouth Corporation acquisition, a planned upgrade of the existing MidSouth roadbed was added to the program. Increased traffic levels on both the original KCSR route and the recently acquired MidSouth, however, accentuated the need to accelerate the MidSouth portion of the program. By the end of 1994, KCSR had essentially completed the MidSouth upgrade program, thereby improving the capacity, efficiency and safety of the East/West MidSouth route, now called the KCSR Eastern Division. Accordingly, total capital expenditures for 1994 were $207.9 million, versus $108.9 million in 1993.

During 1994, Pabtex, Inc. ("Pabtex") the Registrant's petroleum coke export facility, continued improvements in operating income on increased volumes. Southern Leasing Corporation, the Registrant's leveraged lease finance subsidiary, also showed improvement in operating income on improved business volumes.

In February 1995, KCSR filed a petition with the Interstate Commerce Commission ("ICC") seeking approval for construction of an approximate nine mile rail line from KCSR's main line into the Geismar, Louisiana industrial area. The Geismar area is a large industrial corridor, which includes companies engaged in the petro-chemical industry, and is currently served by only one rail carrier. The rail line would expect to be completed in approximately 12 to 18 months after ICC approval. The Geismar project extends KCSR's rail line and could be a significant source of traffic and revenues thereby complementing its business in the petro-chemical industry. The KCSR Geismar line extension has received the support of certain shippers in the Geismar industrial area and would provide those shippers with additional rail storage facilities, production efficiencies and competitive transportation service.
[Page 2]
Information and Transaction Processing

DST Systems, Inc. ("DST")

DST Public Offering. On January 26, 1995, the Registrant announced that its Board of Directors had authorized development of a plan for a public offering by DST Systems, Inc. ("DST"), a wholly-owned subsidiary of the Registrant, of approximately 51% of DST's common equity.

The purpose of the offering would be to obtain better market recognition of DST's performance and to obtain proceeds for the retirement of debt, including debt owed to the Registrant, and for general corporate purposes. Payments received by the Registrant from DST for debt repayment may be used by the Registrant to reduce its own debt, to repurchase Registrant common stock, and for general corporate purposes. Any such offering would be made only pursuant to a prospectus filed as part of a DST registration statement with the Securities and Exchange Commission ("SEC"). Any repurchase of the Registrant's common stock would occur only after public announcement and in compliance with SEC regulations.

Sale of Investors Fiduciary Trust Company. On July 19, 1994, the Registrant announced that DST and Kemper Financial Services, Inc. ("Kemper") had entered into a letter of intent for the acquisition of their jointly owned affiliate Investors Fiduciary Trust Company ("IFTC") by State Street Boston Corporation ("State Street"). On September 27, 1994, the Registrant announced that DST and Kemper entered into a definitive agreement with State Street for the sale to State Street of all of the outstanding stock of IFTC Holdings, Inc., which wholly owns IFTC. On January 31, 1995, the Registrant announced that DST had completed the sale of its 50% interest to State Street. At closing of the transaction DST received 2,986,111 shares of State Street common stock in a tax free exchange. This represents an approximate 4% ownership interest by DST in State Street. DST recognized a net gain, after consideration of appropriate tax effects, of approximately $4.7 million on the transaction in first quarter 1995.

With the closing of the transaction, IFTC ceases to be an unconsolidated affiliate of DST and no further equity in earnings of IFTC will be recorded by DST. DST recognized equity in earnings from IFTC of $6.5, $4.8 and $4.8 million in 1994, 1993, and 1992, respectively. If State Street continues its prior history with respect to the payment of dividends, DST will record dividend income on any dividends from State Street.

Kemper Transactions. In early March 1995, DST signed a definitive agreement to purchase substantially all of the assets and business operations of Supervised Service Company, Inc. ("SSC"), a subsidiary of Kemper. SSC, headquartered in Kansas City, Missouri, provides mutual fund transfer agency services to non-Kemper mutual fund companies (approximately 250,000 accounts), financial institutions and financial services firms. In conjunction with and subject to the SSC transaction, DST also agreed to enter into long term contracts with Kemper to provide mutual fund shareholder system services and portfolio accounting system services for the Kemper Mutual Funds. Kemper is the investment advisor to the Kemper Mutual Fund Group. As a result of these transactions, DST expects to continue to process approximately 2 million Kemper accounts, which had been anticipated to be converted from the DST system in 1995. The SSC transaction is subject to regulatory approval.

Vantage Computer Systems, Inc./The Continuum Company, Inc. Transaction. Effective September 30, 1993, the Registrant's wholly-owned subsidiary, DST, completed the merger of its 90.5% owned subsidiary, Vantage Computer Systems, Inc. ("Vantage"), into a subsidiary of The Continuum Company, Inc. ("Continuum"). In the transaction, DST received approximately 3.6 million shares of Continuum stock. As a result of this transaction, and additional Continuum stock purchases made by DST, DST owned approximately 24% of the outstanding common stock of Continuum at December 31, 1993. In 1994, DST purchased additional Continuum shares through privately negotiated transactions. Accordingly, at December 31, 1994, DST owned approximately 29% of Continuum's outstanding common stock (5.5 million shares). For the year ended December 31, 1994, Continuum contributed $7.2 million before tax to the Registrant's earnings.

[Page 3]
Continuum is a publicly traded international consulting and computer services firm based in Austin, Texas, which primarily serves the needs of life and property and casualty insurance companies for computer software and services.

Other DST Activity. Financial institutions within the industries served by DST will continue to evaluate whether to internalize or outsource their servicing and technology needs. This process will have both positive and negative effects on DST's results; however, on an overall basis, DST's customer base is expected to grow. In 1994, DST experienced an overall increase in the number of mutual fund accounts serviced; at December 31, 1994, DST serviced a record total of 32.1 million mutual fund accounts, a 4.1 million account increase over the 28 million accounts serviced at December 31, 1993. The 1994 account increase is a result of overall mutual fund account growth. Kemper Financial Services ("Kemper"), a DST customer, continued the processing of approximately 2 million of its mutual fund shareowner accounts, which were anticipated to be removed in 1994 from the DST system. DST serviced 28 million mutual fund accounts at December 31, 1993, a 5.6 million increase from the 22.4 million accounts serviced at December 31, 1992 and 18.7 million accounts at December 31, 1991.

During 1994, DST continued marketing of its Automated Work Distributor TM System ("AWD "), an image-based clerical work management system which was completed and placed in service during 1990. The AWD System's image technology can also be combined with principles of an intelligent work station. AWD was initially implemented in several mutual fund transfer agencies, but through expansion, now resides on more than 8,000 work stations in companies worldwide (a 90% increase since December 31, 1993) and is used to service approximately 54% of the mutual fund shareowner accounts on DST's system. AWD is also used in industries such as insurance, banking and health care. DST and Continuum reached a license agreement, whereby Continuum will market AWD for use in insurance industry applications.

During 1994, DST continued marketing of its record keeping system for 401(k) plans, TRAC-2000 TM. TRAC-2000 TM, introduced in late 1991, represents a major commitment by DST to offer the mutual fund industry a fully integrated service for such plans. Integrated with TA2000 TM, DST's mutual fund record keeping system, TRAC-2000 TM delivers comprehensive 401(k) record keeping and ancillary services including full compliance testing in accordance with Department of Labor regulations.

DST's output processing businesses, Output Technologies, Inc. ("OTI") continued to expand in 1994. OTI serves as a holding company for businesses which perform printed output processing, commercial printing, telecommunications and fulfillment, graphics design, computer output microfilm/microfiche and printing and mailing of laser printed output, primarily for DST's mutual fund clients but also for a wide range of customers. During 1994 OTI's laser click volume was 802 million pages of printed output, an increase of 20% over the 669 million pages in 1993. Management expects growth in the OTI business will result from DST mutual fund account growth along with expansion and acquisitions in future years.

DST's core business operations continued to experience improvements in both revenue growth and profitability in 1994. DST's mutual fund shareowner accounts serviced continued to grow in 1994 rising 15% from 1993, even in a difficult year for many mutual funds. This growth in shareowner accounts also lead to an increase of 20% in the volume of pages printed by DST's output processing businesses. While improved core business volumes resulted in revenue and profitability growth, these profitability improvements were, however, unfavorably affected by lower results from DST's developmental and international business units. As previously disclosed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, DST began an expansion of certain of its product offerings and geographic locations. It increased its Portfolio Accounting product offerings with the acquisition of Clarke & Tilley, Ltd. ("Clarke & Tilley", a United Kingdom entity) and Belvedere Financial Systems, ("Belvedere"). Clarke & Tilley develops and distributes investment accounting software, primarily in Europe, South Africa, and Australia. Belvedere develops and markets an investment accounting product (the Global Portfolio System) that has potential worldwide applications. DST expanded its mutual fund product offerings with the 1993

[Page 4]
acquisition of Corfax Benefit Systems, Ltd. ("Corfax", a Canadian Company), and the formation of Clarke & Tilley Data Services, Ltd., ("CTDS", a United Kingdom entity). Corfax develops and distributes mutual fund shareowner accounting software and provides pension administration processing services. CTDS is developing a unit trust accounting system for the U.K. and Luxembourg markets incorporating DST work management technology. In 1994 DST entered into a series of transactions with State Street wherein DST acquired State Street's 3.75% ownership interest in Clarke & Tilley in exchange for one sixth ownership in Clarke & Tilley Data Services from DST. The net ownership result after these transactions is that DST now owns 100% of Clarke & Tilley and 50% of Clarke & Tilley Data Services, with State Street owning the other 50%. DST also acquired DBS Systems, Inc., a 60% owned subsidiary, which has developed software to provide billing services for DirecTV TM, a commercial direct broadcast satellite system.

As a result of rising levels in business volumes, DST began a physical expansion of its Winchester Data Center in 1994. This expansion, which is expected to be completed in 1995, will approximately double the square footage of this facility and is projected to cost slightly over $24 million.



Financial Asset Management

Janus Capital Corporation

Janus Compensation Arrangements Termination. In the fourth quarter 1994, the Registrant recorded certain one time charges to earnings for Janus Capital Corporation ("Janus") resulting from the Janus early termination of employment and earnings related compensation arrangements for certain key employees. The Janus compensation arrangements, which began in 1991, permitted individuals to earn units which vested over time, based upon Janus earnings. These arrangements were scheduled to be fully vested at the end of 1996. The Company negotiated the early termination of the arrangements, which resulted in payments of $48 million, by Janus, in cash in late 1994 and early 1995, of which approximately $21 million had been accrued, upon vesting, in 1994 and previous years. Termination of the arrangements resulted in a net reduction in Janus' contribution to KCSI's consolidated earnings of $13.6 million or $.30 per share. By terminating these arrangements, future years will benefit from a decline in Janus operating expenses amounting to approximately $8 million pretax annually, based on 1994 earnings.

Minority Interest Ownership Restructuring. Agreements between the Registrant and Janus minority owners contain, among other provisions, mandatory stock purchase provisions whereby, under certain circumstances, the Registrant would be required to purchase the minority interest. In late 1994, the Registrant was notified that certain Janus minority owners made effective the mandatory purchase provisions for a certain percentage of their ownership. In the aggregate, the shares made effective for mandatory purchase totalled $59 million. Concurrent with the early termination of the Janus compensation arrangements, discussed above, recipients of amounts paid to terminate the arrangements used their after tax net proceeds to purchase certain portions of the shares made effective for mandatory purchase in early 1995. The Janus minority group was restructured to allow for minority ownership by other key Janus employees. These employees purchased other portions of the minority shares effective for mandatory purchase through payment of cash and creation of recourse loans financed by KCSI in the amount of $10.5 million. The remaining minority shares effective for mandatory purchase were purchased by Janus for treasury, $6.1 million, and by the Registrant for $12.7 million. As a result of the combination of the Registrant acquiring additional Janus shares and the reduction of outstanding shares with Janus' treasury purchase, the Registrant increased its ownership in Janus from approximately 81% to 83%, upon closing of the transaction in January 1995. The shares purchased by the Registrant resulted in the recording of intangibles as the purchase price exceeded the value of underlying tangible assets and will be amortized over its estimated economic life.

Other Janus Activity.  Janus Capital Corporation ("Janus"), which manages

[Page 5]
investments for the Janus group of mutual funds, the IDEX equity funds, insurance companies and other institutional accounts, experienced moderate growth in terms of assets under management during 1994. Janus assets under management grew from $22.2 billion at December 31, 1993, to $22.9 billion at December 31, 1994. This growth was chiefly attributable to continued strong fund sales of $6.5 billion, exceeding fund redemptions of $5.3 billion and net fund depreciation of $.5 billion. Growth occurred in a difficult year for investment managers as rising interest rates affected market conditions in general. Total number of shareholders remained essentially unchanged from December 31, 1993 to December 31, 1994, at 2 million.

Janus operations experienced significant growth in 1993 and 1992 with operating income comprising 38% and 36%, respectively, of the Registrant's consolidated operating income. In 1994, however, operating income declined compared to 1993 while revenues rose 11%. This decline in operating income is primarily attributable to the one time charge to earnings of $13.6 million, $27.1 million pre-tax, from the early termination of compensation arrangements, discussed earlier. Excluding this charge, operating income would have risen compared to 1993, but not at levels seen in prior years. In late 1994, Janus embarked on a new marketing program, which incorporates an extensive multimedia advertising campaign. Initial outlays for production and placement of advertisements were completed in 1994, with further expenditures for placing advertisements continuing into 1995.

In 1994 Janus introduced two new fund portfolios; Janus Overseas Fund, an international equity fund in the Janus family, and; Janus International Fund, part of the Aspen Series, both of which opened in May 1994.

During 1993, Janus continued to expand the distribution channels of the Janus funds by participating in Schwab's Mutual Fund "OneSource" service of Charles Schwab as well as a similar program offered by Fidelity Investments, both begun in 1992. In addition, Janus introduced two new Janus fund portfolios; Janus Mercury Fund, an equity fund; Janus Federal Tax Exempt Fund, a tax exempt income fund; and the Janus Aspen Series, which consists of six portfolios funded through variable annuity contracts, such as the Janus Retirement Advantage. During 1992, Janus introduced three funds; Janus Enterprise Fund, an equity fund; Janus Balanced Fund, a combination equity/fixed income fund and Janus Short-Term Bond Fund, an income fund. Additional portfolio managers and research analysts have joined the Janus staff concurrent with the growth in assets under management and new investment products.

Janus has expanded its assets under management by marketing advisory services directly to pension plan sponsors, insurance, banking and brokerage firms for their proprietary investment products. These relationships generated approximately $948, $920, and $340 million in new assets in 1994, 1993, and 1992, respectively.

Berger Associates, Inc.

On October 14, 1994, the Registrant completed the acquisition of a controlling interest in Berger Associates, Inc. ("Berger"). Berger is the investment advisor to The Berger One Hundred Fund, The Berger One Hundred and One Fund and The Berger Small Company Growth Fund, as well as to private and other accounts, (collectively, "Berger Funds"). Berger had a total of approximately $3 billion in assets under management at December 31, 1994. The Registrant made payments of $47.5 million, in cash, pursuant to a Stock Purchase Agreement, (the "Agreement"). The Agreement also provides for additional purchase price payments, totalling approximately $62.4 million, contingent upon Berger attaining certain levels (up to $10 billion) of assets under management, as defined in the Agreement, over a five year period.

The acquisition, which was accounted for as a purchase, increased the Registrant's ownership in Berger from approximately 18% (acquired in 1992) to over 80%. Adjustments to appropriate asset and liability balances have been recorded based upon estimated fair values of such assets and liabilities. The transaction resulted in the recording of intangibles as the purchase price exceeded the fair value of underlying tangible assets. The intangible amounts


[Page 6]
will be amortized over their estimated economic life of 15 years, subject to completion of an economic life analysis. The financial statements of Berger were consolidated into the Registrant effective with the closing of the transaction. Assuming the transaction had been completed on January 1, 1994, the addition of Berger's revenues and net income, including adjustments to reflect the effects of the acquisition, on a pro forma basis, as of and for the twelve months ended December 31, 1994, would have had an immaterial effect on the consolidated results of the Registrant.

Berger established minority stock ownership for certain key employees which resulted in a one-time pretax increase in Berger's operating expenses of $1.8 million in fourth quarter 1994. The additional minority stock provides ownership incentive to key employees for future growth of Berger and had been anticipated in the acquisition discussed earlier. Combined, the one-time Janus and Berger transactions reduced KCSI's consolidated 1994 earnings by $.32 per share.

Financial Asset Management revenues and operating income increases are a direct result of increases in assets under management and processing services. Assets under management and shareholder accounts have grown in recent years from a combination of new money investments or fund sales and market appreciation. Fund sales have risen in response to marketing efforts, favorable fund performance and the current popularity of no-load mutual funds.

Market appreciation has resulted from increases in stock investment values. However, a decline in the stock and bond markets and/or an increase in the rate of return of alternative investments could negatively impact Financial Asset Management revenues and operating income. In addition, the mutual fund market, in general, faces increasing competition as the number of mutual funds continues to increase, marketing and distribution channels become more creative and complex, and investors place greater emphasis on published fund recommendations and investment category rankings. These factors could also affect Financial Asset Management and negatively impact revenues and operating income.

Unconsolidated Affiliates (primarily DST related)

A significant portion of DST and Registrant's consolidated earnings are derived from operations of unconsolidated affiliates, primarily connected with DST. 1994 earnings from such unconsolidated affiliates increased 76% over 1993, from $14.1 million to $24.8 million. Major developments for unconsolidated affiliates during 1994 were:

(i) Investors Fiduciary Trust Company ("IFTC", a 50% owned affiliate of DST) equity earnings for 1994 were up 35% ($1.7 million) from 1993. Although assets under custody were only slightly higher at $125.9 billion compared to $125.1 at December 31, 1993, higher interest earnings and gains on securities sales accounted for the improvement. As disclosed earlier, DST sold its 50% interest in IFTC to State Street effective January 31, 1995.
(ii)  The Continuum Company ("Continuum", approximately 29% owned affiliate of
DST) increased equity earnings $6.5 million over 1993's $700,000 contribution.

This was due primarily to DST recognizing their share of Continuum for an entire year as opposed to three months (fourth quarter) in 1993, but also to improved year to year revenues and earnings for Continuum. Improved revenues included several new agreements for Continuum to provide outsource data processing for customers.
(iii) Boston Financial Data Services ("BFDS", a 50% owned affiliate of DST) equity earnings for 1994 were 143% ($3 million) over 1993. Increased earnings were driven by a combination of credits on account balances from State Street (the owner of the remaining 50% of BFDS) and higher mutual fund volumes.
(iv) Argus Health Systems, Inc. ("Argus", a 50% owned affiliate of DST) equity earnings for 1994 were 57% ($1.3 million) higher than 1993 on record volumes of pharmaceutical benefit claims processed. Argus processed approximately 106 million claims in 1994 compared to 78 million in 1993, a 36% increase.
(v) Midland Data Systems, Inc. and Midland Loan Services, L.P. (collectively "Midland", 45% owned affiliates of DST) had higher earnings ($850,000 or 99%) than 1993, mainly on improved margins on loan securitizations.



[Page 7]
Corporate and Other

New KCSI Credit Agreements. During 1994 the Registrant established or increased credit agreements with several lending institutions. These new or expanded credit lines increased the Company's borrowing ability by $150 million to $450 million. The agreements bear interest rates below prime. In 1994, these agreements were utilized to finance the Berger acquisition and subsidiary working capital requirements. Remaining credit capacity under these agreements is intended for general corporate purposes. At December 31, 1994, the Registrant had an aggregate of $115 million of indebtedness outstanding on these agreements.

Debt Securities Registration and Offerings - 1993. The Registrant filed a Registration Statement on Form S-3 with the Securities and Exchange Commission ("SEC") on March 29, 1993, (File No. 33-60192), registering $200 million in debt securities to be offered in the form of Medium Term Notes. The Registrant's Form S-3 was amended on May 3, 1993 and declared effective on May 10, 1993. Proceeds from the sale of the debt securities were expected to be added to the general funds of the Registrant and used to principally repay debt and for other general corporate purposes, including working capital, capital expenditures and acquisitions of or investments in businesses or assets. On June 24, 1993, pursuant to an Indenture and Purchase Agreement, the Registrant issued $100 million of debt securities under this Registration Statement. The transaction, which closed on July 8, 1993, is comprised of Notes bearing interest at a rate of 5.75% maturing in 1998. The net proceeds of this transaction of $99 million, along with certain proceeds from the Registrant's $250 million credit agreement, were used to refinance certain MidSouth debt in July 1993.

$500 Million "Universal Shelf" Registration. On September 29, 1993, the Registrant filed a Registration Statement on Form S-3 with the SEC (File No. 33-69648), registering $500 million in securities. The securities may be offered in the form of Common Stock, New Series Preferred Stock $1 par value, Convertible Debt Securities, or other Debt Securities (collectively, "the Securities"). Net proceeds from the sale of the Securities are expected to be added to the general funds of the Registrant and used principally for general corporate purposes, including working capital, capital expenditures and acquisitions of or investments in businesses and assets. The SEC has cleared the Registration Statement without review, but the Registrant has not yet requested that it be declared effective and no securities have been issued.

Termination of Common Stock Rights. In third quarter 1994, the Registrant's Board of Directors authorized redemption of the Common stock "Rights" issued pursuant to its Rights Plan in 1986. The Board action terminates the exercisability of such Rights and resulted in a payment on September 20, 1994 of one and one-quarter cents ($.0125) per share to Common stockholders of record on August 26, 1994, amounting to approximately $540,000 in the aggregate.

Establishment of Par Value for Common Stock. On May 6, 1994, the Registrant amended its certificate of incorporation to set a par value for the Common stock. The amendment established a par value of $.01 per Common share, which had previously been no par, and had the effect of reallocating amounts between categories within stockholders' equity but had no overall effect upon the total amount of stockholders' equity.

Increase in Authorized Common Shares. On May 6, 1994, the Registrant amended its certificate of incorporation to increase the number of authorized Common shares from 100,000,000 to 400,000,000.

(b)  INDUSTRY SEGMENT FINANCIAL INFORMATION

Financial information by industry segment for the three years ended December 31, 1994, which appears on pages 68 through 71 of Registrant's 1994 Annual Report to Stockholders, is hereby incorporated herein by reference (see
Exhibit 13.1).




[Page 8]
(c)  NARRATIVE DESCRIPTION OF THE BUSINESS

The Registrant is a Delaware corporation, organized in 1962, with executive offices located at 114 West 11th Street, Kansas City, Missouri. The Registrant is a holding company which supervises the operations of its subsidiaries, supplying them with managerial, legal, tax, financial and accounting services, and manages its portfolio of other "non-operating" and more passive investments.

Employees - As of December 31, 1994, the Registrant and its majority owned subsidiaries employed approximately 8,217 persons, with approximately 2,889 employed in the Transportation Services, 4,490 in Information & Transaction Processing, 800 in Financial Asset Management, and 40 in Corporate and Other. In addition, unconsolidated affiliates of the Registrant and its subsidiaries employed approximately 6,225 persons, including 2,700 and 1,860 at The Continuum Company Inc. ("Continuum") and Boston Financial Data Services, Inc., ("BFDS"), respectively, the largest employers of such ventures.

The Registrant's business activities, by industry segment, with principal subsidiary companies are:

Transportation Services - The Kansas City Southern Railway Company, its trucking affiliates (collectively "KCSR"), Pabtex, Inc. ("Pabtex") and Southern Leasing Corporation ("Southern Leasing"); along with other subsidiaries supporting the transportation segment.

Information & Transaction Processing - DST Systems, Inc. ("DST") and its subsidiaries.

Financial Asset Management - Janus Capital Corporation ("Janus") its subsidiaries, and Berger Associates, Inc.

Eliminations, Corporate & Other - Registrant's Corporate general and administrative operations, and passive investments.

Unconsolidated Affiliates, (primarily DST related) - DST Joint Ventures, The Continuum Company, Inc., Investors Fiduciary Trust Company, Boston Financial Data Services, Inc., Argus Health Systems, Inc., First of Michigan Capital Corporation, Clarke & Tilley Data Systems, Ltd., Midland Data Systems, Inc. and Midland Loan Services, L.P.

Transportation Services

General Description of the Business-Commodities. The Kansas City Southern Railway Company ("KCSR"), a wholly-owned subsidiary of the Registrant, comprises the largest percentage of the Registrant's revenue and assets employed. KCSR operates a rail system of 2,880 main and branch line route miles and 4,104 total track miles in a nine state region. KCSR serves the states of Missouri, Kansas, Arkansas, Oklahoma, Mississippi, Alabama, Tennessee, Louisiana, and Texas, and in conjunction with Union Pacific haulage rights, the two additional states of Nebraska and Iowa. KCSR has the shortest rail route between Kansas City and the Gulf of Mexico, serving the ports of Beaumont and Port Arthur, Texas; and New Orleans, Baton Rouge, Reserve and West Lake Charles, Louisiana. Through haulage rights, KCSR also serves the ports of Houston and Galveston, Texas. Kansas City, Missouri, as the second largest rail center in the United States, represents an important gateway for KCSR where it interchanges freight with eight major rail carriers. KCSR also has important interchange gateways in the cities of New Orleans and Shreveport, Louisiana; and Dallas and Beaumont, Texas. The Registrant completed the acquisition of MidSouth Corporation ("MidSouth") in June 1993 at which time it became a wholly-owned subsidiary of the Registrant. MidSouth was a regional railroad holding company, which operated over 1,100 track miles. MidSouth, through four operating subsidiaries, served the states of Mississippi, Louisiana, Alabama and Tennessee. The MidSouth acquisition provides an important East/West rail line, as a complement to KCSR's predominantly North/South route, and adds interchange gateways in Jackson and Meridian, Mississippi and Birmingham, Alabama. This East/West rail line running from Dallas, Texas to Meridian, Mississippi will allow the Registrant


[Page 9]
to be more competitive in the transcontinental intermodal transportation market, among others. The acquisition of the MidSouth adds a base of customers in the South Central U.S. to KCSR's traffic base and presents opportunities for the rerouting of certain commodity movements over less circuitous routes. Through haulage rights, MidSouth also serves the city of Gulfport, Mississippi. Effective January 1, 1994, MidSouth was operationally and administratively merged into KCSR.

Major commodities handled by KCSR include coal, grain and farm products, petroleum, chemicals, paper and forest products as well as other general commodities and intermodal traffic. Coal continues to be the largest single commodity handled by KCSR since the advent of unit coal train shipments in the mid-1970's from the Powder River Basin in Wyoming, via the Burlington Northern and Union Pacific interchange at Kansas City, for movement south by KCSR.
KCSR delivers coal to six electric generating plants located at Amsterdam, Missouri; Flint Creek, Arkansas; Welsh, Texas; Mossville (near Lake Charles), Louisiana, Kansas City, Missouri and Pittsburg, Kansas. KCSR also delivers lignite, originating on its line at Thermo, Texas, to an electric generating plant at Monticello, Texas ("Tumco"), a distance of approximately 30 miles. During 1993, the Tumco plant was shut down when one of its smoke stacks collapsed. The plant is not scheduled to be back in service until late 1995.

The MidSouth merger is strategically important in reducing KCSR's dependence on coal traffic. MidSouth derived only minimal revenues from coal. On a stand alone basis, KCSR coal revenues represented 30% of total revenues in 1993. However, when combined with MidSouth revenues since the June 1993 acquisition, the percentage of coal revenues to total combined freight revenues has been reduced to 23% for 1994. Conversely, MidSouth's primary commodity traffic was in the pulp/paper and forest products area, which allows KCSR to complement its revenues in that industry.

Gross revenue from unit coal traffic aggregated $102, $106 and $106 million, in 1994, 1993, and 1992, respectively. Certain coal transportation contracts contain "take or pay" and volume discount clauses. Revenue from Southwestern Electric Power Company ("SWEPCO"), operator of two electric generating facilities served under long-term contracts by KCSR, continues to represent the greatest portion of coal revenues.

KCSR serves the petroleum and chemicals industry, via refineries located in the Gulf states of Texas and Louisiana, through tank and hopper car service primarily to markets in the Southeast and Northeast through interchange with other rail carriers. Petroleum and chemical products as a combined group represent the largest commodity to KCSR in terms of revenues. KCSR provides rail transportation of chemical products, primarily vinyl chloride used in the production of polyvinyl chloride ("PVC") materials, as well as other chemical products, some used in paper production to customers primarily in the Mississippi and Alabama areas. These products are shipped via rail interchange to many destinations throughout the United States. As part of serving the petroleum and chemicals industry, KCSR transports hazardous materials and has a Shreveport, Louisiana based hazardous materials emergency team available to handle environmental problems which might occur in the transport of such materials.

KCSR serves eleven paper mills directly and seven others indirectly through short-line connections. International Paper Co. at South Texarkana, Texas and Georgia Pacific at Ashdown, Arkansas, both served by KCSR, have completed plant expansions in recent years which increases their operating capacity. Paper/pulp and primary forest products represent the largest component of KCSR Eastern Division revenue carloadings. KCSR provides transportation of pulpwood, woodchips, poles and raw fiber used in the production of paper, pulp and paperboard. KCSR also serves as the first leg of rail transportation throughout the United States for finished paper products from major manufacturers such as, International Paper, Riverwood International Corporation, Stone Container and Packaging Corporation of America. By combining KCSR and MidSouth, KCSR is now the third largest railroad in terms of pulp and paper carload originations in the U.S. KCSR's geographic location provides a stable market due to the abundance and fast growth of timber in the area.


[Page 10]
KCSR farm products carloadings decreased 12% in 1994, due principally to a reduction in the export grain market. This trend, which was experienced throughout the rail industry, came as a result of reduced crop sizes as an aftermath of damage sustained in the flood of 1993. Domestic grain shipments are transported from the grain producing states of Iowa and Nebraska southward to poultry feed mills served by KCSR in the states of Missouri, Arkansas, Oklahoma, Louisiana and Texas. Consumer demand for poultry consumption remains constant thereby generating demand for feed grains delivered by KCSR.

During 1994 KCSR experienced a 46% increase in intermodal ("TOFC/COFC") traffic. Most of the increase occurred on KCSR's predominantly North/South rail line, especially between Dallas and Kansas City. A small amount of the increase is due to the availability of reliable and effective East/West service from Dallas, Texas, to Atlanta, Georgia. KCSR is better able to provide this new service as a result of the capital improvement program largely completed on the Eastern Division and the acquisition of the Zacha Junction intermodal facility in Dallas, both previously discussed. In November of 1994, KCSR began through train intermodal service between Dallas, Texas, and Atlanta, Georgia, in conjunction with the Norfolk Southern Railway Company. In addition, KCSR has entered into agreements with several over the road trucking companies to move intermodal trailers on both its East/West and North/South routes.

KCSR continued to implement its roadway capital improvement program to provide safer commodity movements. This long-term capital improvements project is designed to improve the integrity and quality of service to KCSR customers. The MidSouth acquisition required the Registrant to complete a capital improvement program for MidSouth roadbed, locomotives and facilities. This program upgraded and expanded MidSouth's track to handle greater traffic levels at higher train speeds.

The KCSR marketing department has primary responsibility for developing transportation business and is supported by field sales offices at various locations throughout the United States. Heavy emphasis is placed on providing the highest quality of transportation service and on servicing the current needs of customers and also on the promotion of additional growth through efforts to locate industrial and manufacturing companies in the KCSR service area.

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

Carland, Inc., a subsidiary of Southern Credit Corporation, headquartered in Kansas City, leases various types of equipment including railroad rolling stock, roadway maintenance equipment and vehicles. KCSR is the principal customer of Trans-Serve and Carland.

Southern Leasing Corporation, a subsidiary of Southern Credit Corporation, is involved in finance leasing and other forms of secured financing, generally for equipment acquisition by small to medium sized businesses.

Pabtex, Inc. ("Pabtex") owns and operates a bulk materials handling facility which stores and transfers coal and petroleum coke from trucks and rail cars to ships and barges primarily for export. This facility, located in Port Arthur, Texas, with deep water access to the Gulf of Mexico, is served on an inbound basis by KCSR and independent truckers. In 1992, the Registrant purchased 530 acres of land adjacent to the Registrant's Pabtex coal and petroleum coke storage, barge and ship loading facility in Port Arthur, Texas.


The 530 acres includes 4,000 linear feet of deep water frontage on the Sabine-Neches Waterway, which has direct access to the Gulf of Mexico via the Intercoastal Waterway. This acquisition increases the Transportation Services

[Page 11]
deep water access in the Port Arthur, Texas area and will permit capacity expansion of the Pabtex coal and coke facility and development of additional port operations in KCSR's service area. The Registrant currently owns 1,025 acres of property located on the waterfront in the Port Arthur, Texas area, which includes approximately 22,000 linear feet of deep water frontage and three docks. Port Arthur is an uncongested port with direct access to the Gulf of Mexico. Approximately 75% of this property is available for development.

Mid-South Microwave, Inc. owns and leases a 1,600 mile industrial frequency microwave transmission system, which is the primary communications facility used by KCSR.

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

Regulatory Influence. Transportation operations are subject to the regulatory jurisdiction of the Interstate Commerce Commission ("ICC"), various state reg-ulatory agencies, the Department of Transportation ("DOT") and the Occupational Safety and Health Administration ("OSHA"). The ICC has jurisdiction over interstate rates charged, routes, service, issuance or guarantee of securities, extension or abandonment of rail lines, and consolidation, merger or acquisition of control of rail common carriers.
State agencies regulate some aspects of rail operations with respect to health and safety and in some instances intrastate freight rates. The DOT and OSHA have jurisdiction over certain health and safety features of railroad operations. In addition, railway operations are subject to extensive regulation under environmental protection laws concerning, among other things, discharges to waters and the generation, handling, storage, transportation and disposal of waste and other materials, where environmental risks are inherent.

KCSR and some of the Registrant's other subsidiaries land holdings have been used for industrial purposes or leased to commercial and industrial companies whose activities may have resulted in discharges onto the property. Accordingly, the Registrant and its subsidiaries may become subject from time to time to environmental clean-up and enforcement actions. In particular, the Registrant is subject to regulatory legislation such as; the Federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "superfund law"; the Toxic Substances Control Act ("TSCA"); the Federal Water Pollution Control Act, commonly known as the "Clean Water Act" and the Hazardous Materials Transportation Act ("HAZMAT"). This legislation generally imposes joint and several liability for clean up and enforcement costs, without regard to fault or legality of the original conduct, on current and predecessor owners and operators of a site. The discharge of hazardous materials or contamination of property by hazardous materials may arise from the transportation, production, storage, use and disposal of such materials by rail operations. Normal rail transportation operations may result in hazards and expose the Registrant to claims and potential liability for injuries to employees, other persons, property and the environment. Registrant management does not foresee that compliance with the requirements imposed by these agencies' standards under present statutes will impair its competitive capability or result in any material additional operating or maintenance costs. KCSR continued to implement extensive safety programs during 1994 designed to reduce employee injuries through promotion of a safe work environment. The Registrant expects these programs will exceed safety requirements of the various regulatory agencies governing transportation operations.


[Page 12]
Railroad Industry Trends and Competition. In 1994, and continuing into 1995, the railroad industry displayed signs of ongoing consolidation. Specifically, Burlington Northern Industries ("BNI") the parent company of the Burlington Northern Railroad and Santa Fe Pacific Corporation ("SFP") the parent company of the Atchison, Topeka, and Santa Fe Railway have announced plans whereby BNI would acquire SFP. KCSR competes with both of these railroads in its marketplace. In March 1995, Union Pacific Railroad ("UP") and Chicago and North Western Transportation Company ("CNW") announced that they have agreed that UP would acquire 100% of CNW's common stock. KCSR is in direct competition with the UP for certain freight traffic moving between Kansas City and Gulf Ports served by KCSR. Since these transactions are not complete, the Registrant cannot predict their outcome or effect on KCSR.

KCSR, in conjunction with SFP, also competes with the Southern Pacific Transportation Company ("SP") for certain transcontinental freight traffic in the Dallas-New Orleans corridor.

In 1988, the UP and KCSR signed a haulage and trackage rights agreement which facilitated and supported the acquisition of control of the Missouri-Kansas-Texas Railroad Company ("MKT") by the UP. This agreement gave KCSR haulage rights between Omaha and Lincoln, Nebraska; Council Bluffs, Iowa; Topeka and Atchison, Kansas and Kansas City, Missouri. KCSR also received haulage rights over UP tracks between Beaumont, Houston and Galveston, Texas. Under this haulage rights agreement, UP is required to move KCSR traffic in UP trains. Under the trackage rights, KCSR is allowed to operate its own trains over UP tracks. The "rights" between Beaumont, Houston and Galveston, Texas are restricted to transporting grain and grain products. However, the "North end rights" between Kansas City, Missouri and Omaha and Lincoln, Nebraska; Council Bluffs, Iowa and Atchison and Topeka, Kansas are unrestricted. These "rights" enable KCSR to be more competitive, particularly in feed grains, with the UP and Burlington Northern railroads in both the Gulf port and domestic transportation corridors. KCSR has made extensive use of these haulage rights with the UP in accessing the corn belt states of Nebraska and Iowa.

During 1993, the ICC ruled that it had jurisdiction regarding the UP acquisition of certain voting stock of CNW Holding Corp., ("CNW") a holding company for the Chicago North Western Railroad. UP was required by the ICC to submit evidence regarding marketing and operating coordination and related public benefits which UP alleged will stem from the CNW transaction. The Registrant filed a responsive application with the ICC supporting protective conditions designed to upgrade current haulage rights to Omaha/Council Bluffs and provide direct access, by way of additional haulage and local gathering rights to CNW grain origins in Iowa, Nebraska and South Dakota. In 1994, the Registrant received upgrades to its haulage rights. The ICC also granted the UP voting rights for its CNW stock.

In addition to competition within the railroad industry, highway carriers compete with KCSR throughout its territory. An example of this is the East/West intermodal business between Dallas, Texas, and Atlanta, Georgia, which competes directly with truckers along the Interstate 20 corridor. Since deregulation of the railroad industry, competition has resulted in extensive downward pressure on freight rates. Truck carriers have eroded the railroad industry's share of total transportation revenues. However, rail carriers, including KCSR have, in recent years, placed a greater effort towards competing in the intermodal marketplace. Rail carriers are working together to provide end-to-end transportation of products and forming working partnerships with truck carriers in an effort to recapture market share. In some cases, additions to box car fleets and upgrade of existing box car equipment are underway to attract new business. Mississippi and Missouri River barge traffic also compete with KCSR in the transportation of bulk commodities such as grains, steel, aluminum and petroleum products.

Labor Relations. Approximately 85% of the KCSR's employees are covered under collective bargaining agreements. The current agreements, executed in 1992, included implementation of productivity improvements and cost sharing of health care premiums with contract employees. These agreements, with the exception of that with the International Association of Machinist and Aerospace Workers ("IAM") were reopened for negotiation in November 1994. The


[Page 13]
IAM contract is eligible for renegotiation in 1995. KCSR, along with most other Class I Railroads, has designated the National Railway Labor Conference as its agent for collective bargaining purposes. Bargaining is governed by the Railway Labor Act of 1926. The railroads are negotiating for "national handling" i.e. with the railroads as a collective entity and each national union as a bargaining entity. National handling has prevailed in the industry in every round since the mid-1930's. Management believes relations with collective bargaining employees are good.





























































[Page 14]

Information & Transaction Processing

DST Systems, Inc.

General Description of the Business. DST Systems, Inc., formed in 1968, together with its subsidiaries and joint ventures (principally The Continuum Company, Inc., Boston Financial Data Services, Inc., Investors Fiduciary Trust Company (prior to its sale, discussed earlier), Argus Health Systems, Inc., Midland Data Services, Inc. and Midland Loan Services L.P.), designs, maintains and operates proprietary on-line shareowner accounting and record keeping data processing systems, primarily for mutual funds and financial services institutions and insurance companies. Historically, the majority of DST's revenue has been derived from full-service and remote-service record keeping for the mutual fund industry. The growth of the mutual fund industry is a major contributor to the substantial increase in revenues of DST. Currently, DST's growth results from an increase in both existing and new mutual fund customers as well as acquisitions and expansion of existing business lines and products.

Output Technologies, Inc. ("OTI"), a wholly-owned subsidiary of DST, was formed in early 1991 as a holding company for DST's business' involved in the financial printing, mailing, output processing and related business lines. During 1993, OTI completed the internal reorganization of its subsidiaries, which included renaming of subsidiaries and merging of certain operations.
The overall objective of the internal reorganization was a consolidation of output related activities, identification of businesses with the OTI name and alignment into geographic operating regions. Included under OTI are its wholly-owned subsidiaries; Output Technologies Central Region, Inc.; formerly United Micrographics Systems, Inc. and Network Graphics, Inc., which process computer output microfilm and microfiche, and printing and mailing of specialized laser printing output and perform graphics design services; Output Technologies SRI Group, Inc., formerly Support Resources, Inc. and Output Technologies Eastern Region, Inc., formerly Mail Processing Systems, Inc. provide laser printing and mailing of value-added customer information; Output Technologies of Illinois, Inc., was formed in 1992 and performs telemarketing and fulfillment services; Output Technologies Phoenix Litho Group, Inc., formerly Phoenix Litho, Inc., performs commercial printing services, and Output Technologies Vital Records Storage Group, Inc., formerly Data Retrieval Services, which performs vital records storage.

Effective September 30, 1993, DST completed the merger of Vantage Computer Systems, Inc. ("Vantage") into a subsidiary of The Continuum Company, Inc. ("Continuum"). Vantage, a 90.5% owned subsidiary, along with its wholly-owned subsidiary Vantage P&C Systems, Inc., provides record keeping services and custom designed software packages to the life and property/casualty insurance
industries.   As a result of this transaction and additional Continuum stock purchases made by DST in January 1994, DST owned approximately 29% of Continuum's outstanding common stock at December 31, 1994.

The Vantage/Continuum transaction allows DST to expand its presence in the information processing market for the insurance industry and combines the strengths of both Vantage and Continuum. Prior to the merger, Vantage's business was primarily centered in the U.S. domestic market while Continuum has a significant international and domestic presence. Subsequent to this transaction, DST assumed all of the North American operations data processing functions for Continuum. DST and Continuum signed an agreement whereby DST has made available the capabilities of the Winchester Data Center for Continuum processing requirements. Concurrent with the Continuum/Vantage merger, DST and Continuum reached a license agreement, whereby Continuum markets AWD for use in insurance industry applications.

DST also engages, directly and through its affiliates, in trust accounting, security clearing services, portfolio accounting for investment fund managers, asset management administration, commercial loan servicing, broker-dealer services, pharmaceutical claim processing and processing for the insurance industry through Investors Fiduciary Trust Company, Boston Financial Data Services, Inc., Midland Data Systems, Inc., Midland Loan Services, L.P., First



[Page 15]
of Michigan Capital Corporation, Argus Health Systems, Inc., Clarke & Tilley Data Services, Ltd., and The Continuum Company, Inc. in which DST is either a joint venture partner or investor. These affiliates are further described below:

  The Continuum Company, Inc. ("Continuum"), a publicly held company, approximately 29% owned by DST, is an international consulting and computer services firm based in Austin, Texas, serving the needs of life insurance, property and casualty insurance and other financial services companies for computer software and services.

  Investors Fiduciary Trust Company ("IFTC"), a 50% joint venture previously owned with Kemper Financial Services, Inc., is incorporated under the banking laws of Missouri and provides fiduciary and other custodial services to its clients. IFTC serves as trustee for unit trusts, tax deferred retirement and compensation plans, including IRAs, Keogh Plans and other deferred compensation plans offered by DST's clients. IFTC also serves as transfer agent and custodian for several mutual funds and sponsors a federally insured money market deposit account. As described earlier, DST exchanged its ownership in IFTC for shares in State Street Boston Corporation in January 1995.

  Boston Financial Data Services, Inc. ("BFDS"), a Boston based 50% joint venture between DST and State Street Boston Corporation, performs full service transfer agency functions for open and closed end mutual funds and corporations using DST's proprietary software on a remote basis through telecommunication transmissions with DST's computer facility located in Kansas City.

  Midland Data Systems, Inc. and Midland Loan Services, L.P. (collectively "Midland") 45% owned joint ventures provide comprehensive commercial loan servicing for assets, both performing and non-performing loans and related asset management services for governmental and institutional clients.

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

  Clarke & Tilley Data Services, Ltd., a United Kingdom entity 50% owned by DST, is developing a unit trust accounting system for the U.K. and Luxembourg markets.


Product Base and Competitive Influence. DST's reputation is based largely on service, ability to handle volume increases, commitment to software development and, to a lesser degree, price. The advantages of DST include its experience in providing service to the markets it serves, the number and size of its clients, its use of centralized data processing facilities which enables it to achieve economies of scale, the breadth of services it and its joint ventures offer, and the reputations of its joint venture partners. In addition, DST's systems are complex, having been enhanced over a number of years to provide a high quality service and to meet changing regulatory and user requirements. The complex nature of the business, the software systems and the significant resource base needed to operate and/or duplicate such systems make it difficult for new firms to enter these markets. Although market entry by new firms may be difficult, several strong competitors in DST's marketplace do exist. In recent years, the competitive environment for shareowners processing has changed as several major bank competitors exited from direct participation in the shareowner processing business. The balance of these accounts were absorbed by DST or its competitors. A further review of competitive factors for DST's principal product lines follows:

  Mutual Fund Shareowners Accounting System: Certain competitors provide remote processing services or engage in software sales. DST also considers

[Page 16]
  in-house systems as a competitive alternative. DST does not ordinarily offer its software for sale; therefore, when customers purchase software, they do so as an alternative to DST's remote processing or full-service product offerings. The Shareholder Services Group ("TSSG"), a unit of First Data Resources, Sungard Data Systems Inc., Oppenheimer Industries, Provident National Bank and U.S. Trust are the primary competitors for full-service and remote processing. Oppenheimer Industries is the primary competitor for systems sales. DST currently processes approximately one-third of all United States mutual fund shareowner accounts.

  DST and its affiliates also provide a full-service product by acting in the capacity of a transfer agent either through direct appointment or subcontract. DST's primary full service competitor is TSSG.

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

  Building on its strength as a technology company, DST has developed and marketed an advanced work management system, called Automated Work Distributor TM ("AWD "), since 1990. AWD converts paper based and electronic transactions to work items that are automatically routed throughout an enterprise. The complete complement of AWD products offers a comprehensive solution to customer service problems in organizations with large clerical operations. It is installed in mutual fund, insurance, banking, and health care organizations and has proven its scallability and adaptability. In 1993, DST entered into an agreement with Continuum allowing Continuum to market AWD to its clients in the insurance industry.

  International Market Expansion: In 1991, DST began evaluating the feasibility of marketing its products outside the United States and also products that would serve foreign markets in DST's product lines. In 1992, DST, together with State Street Bank and Clarke and Tilley, Ltd. (a United Kingdom software firm), formed Clarke and Tilley Data Services ("CTDS"). CTDS is developing a unit trust accounting system for the U.K. and Luxembourg markets, incorporating DST workflow management, image technology and unit trust software. During 1993, DST completed the acquisition of Clarke & Tilley Ltd., (100% owned), which markets investment management software primarily for use in Europe and the Pacific Rim and Corfax Benefit Systems, Ltd., (100% owned), a Canadian company, which processes shareowner transactions for mutual funds and pension accounts in Canada.

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

[Page 17]
DST's mutual fund shareowner accounts serviced rose in 1994 to end the year at an all time high of 32.1 million accounts. In 1993, Kemper Financial Services ("Kemper"), a DST customer, began conversion of its mutual fund shareowner processing from the DST system. In early July 1993, 500,000 Kemper accounts were converted from the DST system. The loss of 500,000 Kemper accounts in 1993 was offset by account growth from other mutual fund customers and, accordingly, did not have a material financial impact. As a result of the Kemper transactions, discussed earlier, DST expects to continue to process the Kemper accounts. Mutual fund shareowner accounts had also risen in 1992 even through weighted average monthly billable accounts lagged 1991 averages.

Financial Asset Management

General Description of the Business, Product Base, and
Competitive Influences

Janus Capital Corporation. Janus Capital Corporation, headquartered in Denver, Colorado and 83% owned by the Registrant, provides investment advisory and management services to the Janus and IDEX equity mutual fund groups, investment management services for individuals and institutions including large pension and profit sharing plans. Janus experienced moderate growth during 1994 in terms of assets under management. Assets under management increased from $22.2 billion at December 31, 1993 to $22.9 billion at December 31, 1994 while total shareholder accounts remained stable at 2 million in 1994. This growth is largely attributable to successful marketing programs, favorable performance of selected Janus no-load and IDEX load funds compared to the market as a whole, and general growth in the mutual fund marketplace, especially during the first half of 1994.

Janus experiences competition in the form of alternative investment vehicles, which may offer competitive investment returns and similar or different investment objectives when compared to Janus. These alternatives have typically been other mutual funds, certificates of deposit, money market accounts and individual stocks and bonds. Janus management continues to offer a variety of investment products. While Janus has historically been a primarily equity based fund group, management has sought to build a base of fixed income products. In 1994, Janus introduced two new products, Janus Overseas, a new international equity mutual fund, and Janus International, an expansion of the Aspen series. During 1993, Janus introduced three new fund products; Janus Mercury Fund, an equity fund; Janus Federal Tax Exempt Fund, a federal tax exempt income fund; and the Janus Aspen Series, which are variable annuity products. During 1992, Janus introduced three new mutual funds, Janus Enterprise Fund, an equity fund; Janus Balanced Fund, a combination equity/fixed income fund and Janus Short-Term Bond Fund, a fixed income fund.


Berger Associates, Inc. Berger Associates, Inc., headquartered in Denver, Colorado, and 80% owned by the Registrant, provides investment advisory and management services to the Berger Funds and to private and other accounts. As disclosed earlier, the Registrant increased its ownership percentage from approximately 18% to over 80% on October 14, 1994. During 1994, Berger introduced a new equity fund, the Berger Small Company Growth Fund. Berger had substantial growth in 1994 in both assets under management and shareholder accounts. Assets under management increased 56% ($1.1 billion) to $3 billion at December 31, 1994, from $1.9 billion at December 31, 1993. Shareholders increased from 202,000 at December 31, 1993 to 380,000 at December 31, 1994. Assets under management increased from $.9 billion at December 31, 1992 to $1.9 billion at December 31, 1993. Shareholders increased from 90,000 at December 31, 1992 to 202,000 at December 31, 1993. This growth is largely attributable to successful marketing programs, a favorable performance of Berger funds compared to the overall market, the introduction of the Small Company Growth fund, and general growth in the mutual fund marketplace.

Berger has competition primarily in the form of alternative investment vehicles, including other mutual funds, individual stocks and bonds, certificates of deposit, and money market accounts.

[Page 18]
Financial Asset Management revenues and operating income increases are a direct result of increases in assets under management. Assets under management have grown in recent years from a combination of new money investments or fund sales and market appreciation. Fund sales have risen in response to marketing efforts, favorable fund performance and the current popularity of no-load mutual funds. Market appreciation has resulted from increases in stock investment values. However, a decline in stock and bond markets and/or an increase in the rate of return of alternative investments could negatively impact Financial Asset Management revenues and operating income. In addition, mutual funds, in general, face increasing competition as the number of mutual funds continues to increase, marketing and distribution channels become more creative and complex, and investors place greater emphasis on published fund recommendations and investment category rankings. These factors could also affect Financial Asset Management and negatively impact revenues and operating income. Operating expenses are expected to increase as assets and service requirements grow.


Regulatory Influence. Financial Asset Management businesses are subject to a variety of regulatory requirements including, but not limited to, the Securities and Exchange Commission, individual state Blue Sky laws, the National Association of Securities Dealers and various other state regulatory
agencies.   Management does not foresee that compliance with these various requirements will have a material impact upon operations.

Eliminations, Corporate & Other

This industry segment is comprised of passive investments, and the general administrative and corporate operations of the Registrant.









































[Page 19]
Item 2. Properties

Transportation Services

KCSR owns and operates approximately 2,706 miles of main and branch lines and approximately 1,137 miles of other tracks. In addition, approximately 174 miles of main and branch lines and 87 miles of other tracks are operated by KCSR under trackage rights and leases.

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

KCSR also owns and operates repair shops, depots and office buildings along its right-of-way in support of its transportation operations. A major facility, Deramus Yard, is located in Shreveport, Louisiana and includes a general office building, locomotive repair shop, car repair shops, customer service center, material warehouses and fueling facilities totalling approximately 227,000 square feet. KCSR owns a major diesel locomotive repair facility in Pittsburg, Kansas, of approximately 108,000 square feet. KCSR and Registrant executive offices are located in an eight story office building in Kansas City, Missouri and are leased from a subsidiary of the Registrant.

At December 31, 1994, KCSR's fleet of rolling stock consisted of 382 diesel locomotives, of which 16 were leased from non-affiliates; 15,698 freight cars, of which 9,496 were leased from non-affiliates; and 3,901 tractors, trucks and trailers, of which 3,890 were leased from non-affiliates. Some of this equipment is subject to liens created under conditional sales agreements, equipment trust certificates and capitalized leases in connection with the original purchase or lease of such equipment.

Maintenance expenses for Way and Structure and Equipment (pursuant to ICC accounting rules, which include depreciation) for the three years ended December 31, 1994 and as a percent of KCSR revenues are as follows (dollars in millions):

                      KCSR Maintenance
            Way and Structure      Equipment
                    Percent of           Percent of
             Amount   Revenue      Amount  Revenue

   1994      $75.8     16.0%        $88.1    18.6%
   1993*      64.4     18.6          54.5    15.8
   1992*      62.6     18.7          59.8    17.8


*Excludes MidSouth information

Trans-Serve, Inc. operates a railroad wood tie treating plant in Vivian, Louisiana under an industrial revenue bond lease arrangement with an option to purchase. This facility contains buildings totaling approximately 12,000 square feet. Carland, Inc. leases approximately 1,400 square feet of office facilities in downtown Kansas City, Missouri from DST Realty, Inc. a wholly-owned subsidiary of DST. Pabtex, Inc. owns a 70 acre coal and petroleum coke bulk handling facility at Port Arthur, Texas. Southern Leasing leases 2,800 square feet of office space in downtown Kansas City, Missouri, from DST Realty, Inc., a wholly-owned subsidiary of DST.

Mid-South Microwave, Inc. owns and operates a microwave system, which extends essentially along the right-of-way of KCSR from Kansas City, Missouri to Dallas, Beaumont-Port Arthur, Texas and New Orleans, Louisiana. This system is leased to KCSR.


[Page 20]
Other subsidiaries of the Registrant own approximately 8,000 acres of land at various points adjacent to the KCSR right-of-way. Other properties also include a 354,000 square foot warehouse at Shreveport, Louisiana, a bulk handling facility at Port Arthur, Texas, and several former railway buildings now being rented to non-affiliated companies, primarily as warehouse space.

At December 31, 1994, the Registrant owns 1,025 acres of property located on the waterfront in the Port Arthur, Texas area, which includes 22,000 linear feet of deep water frontage and three docks. Port Arthur is an uncongested port with direct access to the Gulf of Mexico. Approximately 75% of this property is available for development.

Information & Transaction Processing

DST Systems, Inc. DST owns an 82,000 square foot Data Center, located in Kansas City, commonly known as its Winchester Data Center, which commenced operations in 1985. This facility is located on 13 acres of land within an overall 25 acre tract of land owned by DST. In 1994, DST has undertaken an expansion of the Winchester Data Center which, when completed in 1995, will provide an additional 83,000 square feet.

DST master-leases three downtown Kansas City office buildings consisting of approximately 353,000 square feet in which DST or its affiliates occupy approximately 312,000 square feet and the balance is leased to non-affiliated tenants. This space is utilized by DST for its shareholder operations, systems development and other support functions.

DST's wholly-owned subsidiary, DST Realty, Inc., owns five buildings in Kansas City, Missouri, with approximately 284,000 square feet. DST utilizes 203,000 square feet in these buildings for its mutual fund full service processing, portfolio, laser printing and mailing operations, and 81,000 square feet are leased to Midland Data Systems and Midland Loan Services. In 1994 DST began an expansion to one of these buildings to provide an additional 51,000 square feet. In early 1995, DST Realty acquired a sixth office building in downtown Kansas City, Missouri, comprising 210,000 square feet. It is anticipated that substantially all of this building will be used by DST for its operations.

Output Technologies, Inc. ("OTI" a 100% owned DST subsidiary) and its wholly-owned subsidiaries operate in various owned or leased facilities:

Output Technologies Central Region leases 93,000 square feet in several office buildings representing its primary operating facilities in Kansas City, St. Louis and Joplin, Missouri; Austin, Texas; Lincoln, Nebraska; Wichita, Kansas; and Fayetteville, Arkansas.

Output Technologies Eastern Region leases 156,000 square feet of production, warehouse and office space facilities in East Hartford, Connecticut and Braintree, Massachusetts. Additionally, a 24,000 square foot facility in New York, New York is leased.

Output Technologies of Illinois leases approximately 129,000 square feet of office and warehouse space in Chicago, Illinois.

Output Technologies Western Region leases 31,000 square feet of office and production facilities in Denver, Colorado.

Other Output Technologies entities lease an aggregate of 78,000 square feet of office and production facilities in the Kansas City, Missouri area.

In addition to the previously discussed office space, DST Realty, Inc. also owns six parking facilities in downtown Kansas City, Missouri having 1,670 parking spaces which are rented by the Registrant's and affiliates' employees, and the public. A 100% owned subsidiary of DST, Winchester Business Center, Inc., owns and operates an underground storage and office facility
encompassing a total of 550,000 square feet.   299,000 square feet of this
facility is leased to another DST subsidiary with the remaining space occupied by unaffiliated tenants or comprising as yet unfinished space.



[Page 21]
At December 31, 1994, DST owned or leased mainframe computers which are capable of processing approximately 1.6 billion instructions per second. DST presently uses a substantial portion of the capacity of these mainframes. In addition, DST owns significant amounts of auxiliary computer support equipment such as disk and tape drives, CRT terminals, etc., all of which are necessary for its computer and communications operations.

Financial Asset Management

Janus Capital Corporation. Janus leases 227,000 square feet of office space in three facilities from non-affiliated companies for its administrative, investment, and shareowner processing departments. In addition, Janus leases approximately 34,000 square feet from a non-affiliated entity for its mail processing and storage requirements. Its corporate offices and mail processing facilities are located in Denver, Colorado with a retail customer service and telephone center in Kansas City, Missouri. In August of 1994, Janus leased 2,500 square feet of office space in London, England for use as a securities research and trading center, primarily for international investments.

Berger Associates, Inc. Berger leases 20,000 square feet of office space in Denver, Colorado, from a non-affiliated entity for its administrative and corporate functions.

Corporate & Other.

The Registrant and DST are a combined 80% owner of Wyandotte Garage Corporation, a parking facility in downtown Kansas City, Missouri. The facility is located adjacent to the Registrant's and KCSR's headquarters building, and consists of 1,147 parking spaces which are utilized by the Registrant's and affiliates' employees and the public.

Unconsolidated Affiliates, primarily DST related.

DST's 50% joint venture, Boston Financial Data Services, Inc., leases and occupies a 186,000 square foot office building in Quincy, Massachusetts. Additionally, DST's 50% joint venture, Investors Fiduciary Trust Co. leases and occupies a total of 86,000 square feet in a downtown Kansas City office building.

In 1994, Argus Health Systems, an affiliated entity 50% owned by DST, purchased a 51,000 square foot building from DST which it uses for systems development, administrative, and other support operations. In fourth quarter 1994, Argus began an expansion of 15,000 square feet to this building.

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

The Continuum Company, approximately 29% owned by DST, occupies and owns a building of 186,000 square feet located in Austin, Texas, which is used for product development and administration. Continuum leases an additional 35,000 square feet of office in Austin, approximately 100,000 at several locations in Australia, and another approximately 100,000 square feet for various administrative premises in Europe. The Continuum Company also leases 35,000 and 53,000 square feet of office space in Weatherfield, Connecticut and Kansas City, Missouri, respectively.









                                [Page 22]

Item 3. Legal Proceedings

SWEPCO Litigation. As was previously disclosed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, KCSR was a defendant in a lawsuit filed in the District Court of Bowie County, Texas by Southwestern Electric Power Company ("SWEPCO"). In that case, SWEPCO alleged that KCSR was required to reduce SWEPCO's coal transportation rate due to changed circumstances allegedly creating a "gross inequity" under the provisions of the coal transportation contract existing among SWEPCO, KCSR and the Burlington Northern Railroad. SWEPCO is KCSR's largest single customer. KCSR and SWEPCO have settled this litigation and the case against KCSR has been dismissed. This matter was concluded without material adverse effect on the financial condition or results of operations of the Registrant.

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

Louisiana Department of Environmental Quality, Docket No. IE-0-91-0001, is a proceeding involving the alleged contamination of Capitol Lake, Baton Rouge, Louisiana. This proceeding also names KCSR as a party due to its ownership of part of the lake bottom. During 1994, the list of Potentially Responsible Parties (PRP's) was significantly expanded to include the State of Louisiana, the City and Parish of Baton Rouge and the U.S. Army Reserve Center, among others. Studies commissioned by KCSR indicate that contaminants contained in the lake were not generated by KCSR. Management and counsel do not believe this proceeding will have a material effect on the Registrant.

Louisiana Department of Environmental Quality, Docket No. IAS 88-0001-A, The Louisiana Department of Environmental Quality named KCSR in a state environmental proceeding involving contaminated land near Bossier City, Louisiana, which was the site of a wood preservative treatment plant (Lincoln Creosoting). KCSR is a former owner of part of the land in question. This matter was the subject of a trial in the United States District Court in Shreveport, Louisiana which was concluded in July of 1993. The Court found that Joslyn Manufacturing Company, an operator of the plant, was and is required to indemnify KCSR for damages arising out of plant operations. (KCSR's potential liability is as a property owner rather than as a generator or transporter of contaminants.) The case was appealed to the United States Court of Appeals for the Fifth Circuit, which court affirmed the District Court's ruling in favor of KCSR.

In early 1994, the Environmental Protection Agency ("EPA") added the Lincoln Creosoting site to its Federal Comprehensive Environmental Response, Compensation & Liability Act ("CERCLA", also known as the superfund law) national priority list. Since major remedial work has been performed at this site by Joslyn and KCSR has been held by the Federal District and Appeals Courts to be entitled to indemnity for such costs, it would appear that KCSR should not incur significant remedial liability. At this time, it is not possible to evaluate the potential consequences of remediation at the site.

Litigation Reserves. In the opinion of the Registrant, claims or lawsuits incidental to the business of the Registrant and its subsidiaries have been adequately provided for in the consolidated financial statements.











                                [Page 23]
Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the three month period ended December 31, 1994.

Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this Report in lieu of being included in KCSI's Definitive Proxy Statement which will be filed no later than 120 days after December 31, 1994.

   Name                 Age         Position(s)
L.H. Rowland            57       President and Chief Executive Officer,
                                 Director
T.A. McDonnell          49       Executive Vice President, Director
G.W. Edwards, Jr.       55       Executive Vice President, Director
R.H. Bornemann          39       Vice President-Governmental Affairs
P.S. Brown              58       Vice President and Associate General
                                 Counsel and Assistant Secretary
R.L. Brown II           50       Vice President and Assistant
                                 Comptroller
R.P. Bruening           56       Vice President and General Counsel
D.R. Carpenter          48       Vice President and Tax Counsel
R.W. Comstock           64       Vice President - Administration
J.B. Dehner             49       Vice President
A.P. McCarthy           48       Treasurer
A.P. Mauro              65       Vice President and Corporate Secretary
J.D. Monello            50       Vice President and Chief Financial
                                 Officer
H.H. Salisbury          69       Vice President - Public Affairs
L.G. Van Horn           36       Comptroller

Mr. Rowland, has continuously served as President and Chief Executive Officer since January 1987. He has been employed by the Registrant since 1980, serving in numerous management positions and has served as a director of the Registrant continuously since 1983.

Mr. McDonnell, has continuously served as Executive Vice President since February 1987. He has served as a director of the Registrant continuously since 1983 and has been Chief Executive Officer of DST since 1984.

Mr. Edwards, has continuously served as Executive Vice President since April 1991. He has served as a director of the Registrant continuously since May 1991. He has also served as President and Chief Executive Officer of KCSR since April 1991. Prior to this, he served as Chairman of the Board and Chief Executive Officer of the United Illuminating Company, New Haven, Connecticut from 1985 to 1991.

Mr. Bornemann, has continuously served as Vice President - Governmental Affairs since July 1992. From 1987 to July 1992 he was employed by United Illuminating Company, New Haven, Connecticut, serving most recently as Vice President - Corporate Affairs.

Mr. Brown, has continuously served as Vice President and Associate General Counsel and Assistant Secretary since July 1992. From 1981 to July 1992, he served as Vice President - Governmental Affairs.

Mr. Brown II, has continuously served as Vice President and Assistant Comptroller since January 1992. From October 1986 to January 1992, he served as Vice President and Comptroller. He also serves as Senior Vice President - Finance of KCSR.

Mr. Bruening, has continuously served as Vice President and General Counsel since May 1982. He also serves as Senior Vice President and General Counsel of KCSR.


[Page 24]
Mr. Carpenter, has continuously served as Vice President - Tax Counsel since June 1993. From 1978 to June 1993, he was a member in the law firm of Watson & Marshall, Kansas City, Missouri.

Mr. Comstock, has continuously served as Vice President - Administration since April 1992. From 1986 to April 1992, he served as Senior Vice President - Corporate Affairs with United Illuminating Company, New Haven, Connecticut.
He also serves as Senior Vice President - Administration of KCSR.

Mr. Dehner, has continuously served as Vice President since December 1989. From November 1987 to December 1989, he served as Assistant to the President. Prior to November 1987, he was Executive Vice President of Southern Group, Inc. and a principal officer of several other KCSI subsidiaries. He also serves as Executive Vice President and Chief Operating Officer of KCSR.

Mr. McCarthy, has continuously served as Treasurer since December 1989. From 1984 to December 1989, he served as Assistant Treasurer.

Mr. Mauro, has continuously served as Vice President and Corporate Secretary since August 1985.

Mr. Monello, has continuously served as Vice President and Chief Financial Officer since March 1994. From October 1992 to March 1994 he served as Vice President - Finance. From January 1992 to October 1992, he served as Vice President - Finance and Comptroller. From May 1989 to January 1992 he served as Vice President and Assistant Comptroller. From October 1986 to May 1989, he served as Assistant Comptroller.

Mr. Salisbury, has continuously served as Vice President - Public Affairs since May, 1986.

Mr. Van Horn, has continuously served as Comptroller since October 1992. From January 1992 to October 1992 he served as Assistant Comptroller. From January 1989 to January 1992 he served as Manager - Financial Reporting. From April 1988 to January 1989 he served as Supervisor - Internal Audit.

None of the above officers are related to one another by family.































[Page 25]

Part II

Item 5. Market for the Registrant's Common Stock and Related Stockholder
Matters

See information on pages i and ii of this Form 10-K. Also, pages 72 and 73 of KCSI's 1994 Annual Report to Stockholders (Exhibit 13.1 hereto) are hereby incorporated herein by reference.*

The Registrant's Board of Directors authorized an 11% increase in its Common stock dividend in January 1992. The dividend will be reviewed annually and adjustments considered that are consistent with growth in real earnings and prevailing business conditions. Unrestricted retained earnings of the Registrant at December 31, 1994 were $96.9 million.

At December 31, 1994, there were 5,611 holders of the Registrant's Common stock based upon an accumulation of the registered stockholder listing.

Item 6.  Selected Financial Data
(In millions, except per share and ratio data)

                     1994         1993      1992     1991     1990
Operating Revenue    $1,097.9     $961.1    $741.4   $610.2   $528.0

Income from continuing
  operations           $104.9      $97.0     $63.8    $45.7    $41.4

Income from continuing
  operations per
  Common share          $2.32      $2.16     $1.43    $1.08     $.99

Total assets         $2,230.8   $1,917.0  $1,248.4 $1,091.9 $1,034.0

Long-term obligations  $928.8     $776.2    $387.0   $317.1   $344.9

Cash dividends per
  Common share           $.30       $.30      $.30     $.27     $.27

Ratio of earnings to fixed charges (Exhibit 12.1 hereto)
Excluding interest on
  deposits of IFTC       3.28       3.68      3.40     2.88     2.58
Including interest on
  deposits of IFTC       3.14       3.43      2.98     2.44     2.23

Above amounts reflect the 2-for-1 Common stock split to shareholders of record on February 19, 1993, paid March 17, 1993 and the 2-for-1 Common stock split to shareholders of record on February 14, 1992, paid March 17, 1992.

See information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 28 through 46 of KCSI's 1994 Annual Report to Stockholders (Exhibit 13.1 hereto) which are hereby incorporated herein by reference.*












                                    ____________________________
* Incorporated by reference pursuant to Rule 12b-23 and General Instruction G(2) to Form 10-K
                                [Page 26]
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

See information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 28 through 46 of KCSI's 1994 Annual Report to Stockholders (Exhibit 13.1 hereto) which is hereby incorporated herein by reference.*

A listing of explanations of graphics used in the Managements' Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1994, (Exhibit 99.1 hereto), which is hereby incorporated herein by reference.*


Item 8. Financial Statements and Supplementary Data

The report of the independent accountants, the audited consolidated financial statements and the unaudited quarterly financial data appear on pages 47 through 73 of KCSI's 1994 Annual Report to Stockholders (Exhibit 13.1 hereto) and are hereby incorporated herein by reference.*


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None






































                      ____________________________

*  Incorporated by reference pursuant to Rule 12b-23 and General
     Instruction G(2) to Form 10-K


                                [Page 27]
                                Part III

Item 10.  Directors and Executive Officers of the Registrant

(a) Directors of the Registrant

See "Election of Directors" in the Registrant's Definitive Proxy Statement, incorporated herein by reference.**

(b) Executive Officers of the Registrant

Included under Part I pages 24 and 25.


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

(a) See "Principal Stockholders" in the Registrant's Definitive Proxy Statement, incorporated herein by reference.**

(b) See "Election of Directors" in the Registrant's Definitive Proxy Statement, incorporated herein by reference.**


Item 13.  Certain Relationships and Related Transactions

See "Certain Transactions" in the Registrant's Definitive Proxy Statement, incorporated herein by reference.**






























                      ____________________________

**Incorporated by reference pursuant to Rule 12b-23 and General Instruction G(3) to Form 10-K. KCSI's Definitive 1994 Proxy Statement will be filed no later than 120 days after December 31, 1994

[Page 28]

                                Part IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) List of Documents filed as part of this Report

(1) Financial Statements

The financial statements and related notes, together with the report of Price Waterhouse LLP dated February 23, 1995, which appear on pages 47 through 73 of the accompanying 1994 Annual Report to Stockholders (Exhibit 13.1), are hereby incorporated herein by reference*. With the exception of the information explicitly incorporated by reference in this Form 10-K, the 1994 Annual Report to Stockholders is not to be deemed filed as a part of this Form 10-K.




(2) Financial Statement Schedules

Schedules and exhibits for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission not included herein have been omitted because they are not applicable, insignificant or the required information is shown in the financial statements or notes thereto.

Supplementary Financial Information

                                                              Page
Consent of independent accountants                             F-1
































____________________________


* Incorporated by reference pursuant to Rule 12b-23 and General Instruction G(2) to Form 10-K

[Page 29]

(3)       List of Exhibits

  (3)     Articles of Incorporation and Bylaws

  Articles of Incorporation

    - Exhibit 3.1 to this Form 10-K

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

(9) Voting Trust Agreement
    (Inapplicable)

(10)  Material Contracts

    - The Director Indemnification Agreement attached as Exhibit I*** to Registrant's Form 10-K, for the fiscal year ended December 31, 1987, Commission File No. 1-4717 and Exhibit B*** to Registrant's Proxy Statement for 1987 Annual Stockholder Meeting, dated April 6, 1987

    - The Deferred Directors Fee Plan attached as Exhibit 10*** to DST's Form 10-K, for the fiscal year ended December 31, 1986, Commission File No. 2-81678

    - The Kansas City Southern Railway 1987 Restricted Stock Plan, attached as Exhibit C*** to Registrant's Form 10-K, for the fiscal year ended December 31, 1987, Commission File No. 1-4717

    - The Indenture, dated July 1, 1992, to (i) a $300 million Shelf Registration of Debt Securities attached as Exhibit 4*** to Registrant's Form S-3 Commission File No. 33-47198, filed June 19, 1992 (ii) a $200 million Medium Term Notes Registration of Debt Securities, attached as Exhibit 4(a)*** to Registrant's Form S-3 Commission File No. 33-60192, filed March 29, 1993

    - The 1978 Employee Stock Option Plan as amended attached as Exhibit D*** to Registrant's Form 10-K, for the fiscal year ended December 31, 1987, Commission File No. 1-4717


                      ____________________________

***Incorporated by reference pursuant to Rule 12b-32

                                [Page 30]
    - The 1983 Employee Stock Option Plan as amended attached as Exhibit E*** to Registrant's Form 10-K, for the fiscal year ended December 31, 1987, Commission File No. 1-4717

    - The 1987 Employee Stock Option Plan as amended attached as Exhibit F*** to Registrant's Form 10-K, for the fiscal year ended December 31, 1987, Commission File No. 1-4717

    - The Employment Continuation Agreements - KCSI and subsidiaries attached as Exhibit G*** to Registrant's Form 10-K, for the fiscal year ended December 31, 1987, Commission File No. 1-4717 extended to February 19, 1993

    - The Officer Indemnification Agreement attached as Exhibit H*** to Registrant's Form 10-K, for the fiscal year ended December 31, 1987, Commission File No. 1-4717

    - The KCSI ESOP Loan Agreement, dated February 3, 1988, attached as Exhibit L*** to Registrant's Form 10-K, for the fiscal year ended December 31, 1987, Commission File No. 1-4717

    - The KCSI Guarantee Agreement, dated February 3, 1988, attached as Exhibit M*** to Registrant's Form 10-K, for the fiscal year ended December 31, 1987, Commission File No. 1-4717

    - The KCSI Directors' Deferred Fee Plan and Amendment to KCSI
      Directors' Fee Plan attached as Exhibit N*** to Registrant's Form 10-K, for the fiscal year ended December 31, 1987, Commission File No. 1-4717

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


                      _____________________________

*** Incorporated by reference pursuant to Rule 12b-32

[Page 31]
    - Exhibit 10.3*** Employment Agreement, dated January 1, 1992, as amended and restated March 18, 1993, by and between Kansas City Southern Industries, DST Systems, Inc. and Thomas A. McDonnell to the Registrant's Form 10-K, for fiscal year ended December 31, 1992, Commission File No. 1-4717.

    - Exhibit 10.1 attached to this Form 10-K.

(11)Statement Re Computation of Per Share Earnings
(Inapplicable)

(12)Statements Re Computation of Ratios
- -Exhibit 12.1 attached to this Form 10-K

(13)Annual Report to Security Holders, Form 10-Q or Quarterly Report to Security Holders
- -Exhibit 13.1 attached to this Form 10-K

(16)Letter Re Change in Certifying Accountant
(Inapplicable)

(18)Letter Re Change in Accounting Principles
(Inapplicable)

(21)Subsidiaries of the Registrant
- -Exhibit 21.1 attached to this Form 10-K

(22)Published Report Regarding Matters Submitted to Vote of Security Holders (Inapplicable)

(23)Consents of Experts and Counsel
Page F-1 to this Form 10-K

(24)Power of Attorney
(Inapplicable)

(27)Financial Data Schedule
- -Exhibit 27.1 attached to this Form 10-K

(28)Information from Reports Furnished to State Insurance Regulatory
Authorities
(Inapplicable)

(99)Additional Exhibits
- -A listing of explanations of graphics used in the Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1994, attached hereto as Exhibit 99.1

(b)  Reports on Form 8-K

The Registrant filed a Form 8-K dated October 14, 1994 under items 5 and 7, reporting (a) the closing of the acquisition of a controlling interest in Berger Associates, Inc., increasing KCSI's ownership from approximately 18% to over 80%, and (b) the joint announcement by the Registrant and the Illinois Central Corporation of the termination of their Letter of Intent for the merger of the Registrant, after a spin-off of the Registrant's non-transportation operations, with the ICC.

The Registrant filed a Form 8-K dated January 31, 1995 under items 2 and 7, reporting the Registrant's wholly-owned subsidiary, DST Systems, Inc., along with Kemper Financial Services, completed of the sale of IFTC Holdings, Inc. to State Street Boston Corporation.




                     ____________________________

*** Incorporated by reference pursuant to Rule 12b-32

[Page 32]
                                         SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          Kansas City Southern Industries, Inc.



March 21, 1995                          By:    /s/ L.H. Rowland
                                             L.H. Rowland, President,
                                             Chief Executive Officer
                                                 and Director























































                                [Page 33]

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 21, 1995.

         Signature                                  Capacity


       /s/ P.H. Henson         Chairman and Director
         P.H. Henson


      /s/ L.H. Rowland         President, Chief Executive
        L.H. Rowland           Officer and Director


    /s/ G.W. Edwards Jr.       Executive Vice President
      G.W. Edwards Jr.         and Director


     /s/ T.A. McDonnell        Executive Vice President
       T.A. McDonnell               and Director


      /s/ J.D. Monello         Vice President & Chief Financial Officer
        J.D. Monello                (Principal Financial Officer)


      /s/ L.G. Van Horn        Comptroller
        L.G. Van Horn               (Principal Accounting Officer)


      /s/ A.E. Allinson        Director
        A.E. Allinson


       /s/ P.F. Balser         Director
         P.F. Balser


       /s/ J.E. Barnes         Director
         J.E. Barnes


       /s/ T.S. Carter         Director
         T.S. Carter


        /s/ M.G. Fitt          Director
          M.G. Fitt


      /s/ M.I. Sosland         Director
        M.I. Sosland

















                               [Page 34]



                   CONSENT OF INDEPENDENT ACCOUNTANTS



We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 33-69060, 33-50517, 33-50519), and in the
Prospectuses constituting part of the Registration Statements on Form S-3 (No. 33-60192, 33-69648) of Kansas City Southern Industries, Inc. of our report dated February 23, 1995, appearing on page 47 of the 1994 Annual Report to Stockholders which is incorporated in this Annual Report on Form 10-K.


/s/ Price Waterhouse LLP
PRICE WATERHOUSE LLP

Kansas City, Missouri
March 21, 1995

                  KANSAS CITY SOUTHERN INDUSTRIES, INC.
                       1994 FORM 10-K ANNUAL REPORT
                            INDEX TO EXHIBITS


                                                          Regulation SK
Exhibit                                                   Item 14(a)(3)
  No.                       Document                       Exhibit No.



 3.1         Amendment to Registrant's Certificate of             3
             Incorporation to set a par value for Common stock and increase the number of authorized
             Common shares, dated May 6, 1994

 10.1        Employment Agreement, dated April 1, 1992, by       10
             and between Kansas City Southern Industries,
             Kansas City Southern Railway Company, and
             James B. Dehner

 12.1        Ratio of Earnings to Fixed Charges                  12

 13.1        1994 Annual Report to Stockholders                  13

 21.1        Subsidiaries of the Registrant                      21

 27.1        Financial Data Schedule                             27

 99.1        Listing of explanations of graphics used in         99
             Management's Discussion and Analysis of Financial
             Condition and Results of Operations