Form 10-Q
period 1995-03-31
KANSAS CITY SOUTHERN INDUSTRIES INC
filed 1995-05-11
CIK 54480

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1995

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

          Class                                  Outstanding at April 30, 1995

Common Stock, $0.01 par value                                43,505,659 Shares

             KANSAS CITY SOUTHERN INDUSTRIES, INC.

                           FORM 10-Q

                         MARCH 31, 1995

                             INDEX


                                                                     Page

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Introductory Comments                                                   1

Consolidated Condensed Balance Sheets -
March 31, 1995 and December 31, 1994                                    2

Consolidated Condensed Statements of Income -
Three Months Ended March 31, 1995 and 1994                              3

Computation of Primary Earnings per Common Share                        3

Consolidated Condensed Statements of Cash Flows -
Three Months Ended March 31, 1995 and 1994                              4

Notes to Consolidated Condensed Financial Statements                    5

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                                     9


PART II - OTHER INFORMATION

Item 1.Legal Proceedings                                               15

Item 4.Submission of Matters to a Vote of Security Holders             15

Item 6.Exhibits and Reports on Form 8-K                                16

SIGNATURES                                                             17

             KANSAS CITY SOUTHERN INDUSTRIES, INC.

                           FORM 10-Q

                         MARCH 31, 1995


                 PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements


                     INTRODUCTORY COMMENTS

The Consolidated Condensed Financial Statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Consolidated Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.




































                            [Page 1]
             KANSAS CITY SOUTHERN INDUSTRIES, INC.
             CONSOLIDATED CONDENSED BALANCE SHEETS
                     (Dollars in Millions)
                          (Unaudited)

                                                  March 31,   December 31,
                                                    1995        1994
                             ASSETS


Current Assets:
 Cash and equivalents                             $   19.3       $   12.7
 Accounts receivable, net                            247.6          232.3
 Inventories                                          50.0           46.6
 Other current assets                                 86.5           88.5
   Total current assets                              403.4          380.1

Investments (held for operating purposes)            260.6          214.6

Properties (net of $715.1 and $686.0 accumulated
 depreciation and amortization, respectively)      1,439.0        1,415.3

Intangibles and Other Assets                         251.1          220.8

    Total assets                                  $2,354.1       $2,230.8

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Debt due within one year                         $   63.3       $   56.4
 Accounts and wages payable                           96.8          140.8
 Other accrued and current liabilities               147.5          142.4
    Total current liabilities                        307.6          339.6

Other Liabilities:
 Long-term debt                                    1,002.9          928.8
 Deferred income taxes                               245.7          204.2
 Other deferred credits and liabilities               93.6           80.5
    Total other liabilities                        1,342.2        1,213.5

Minority Interest                                     10.3           10.5

Stockholders' Equity:
 Preferred stock                                       7.1            7.1
 Common stock                                           .4             .4
 Capital surplus                                     339.2          338.0
 Retained earnings                                   554.6          530.1
 Shares held in trust                               (200.0)        (200.0)
 ESOP deferred compensation                           (7.3)          (8.4)
    Total stockholders' equity                       694.0          667.2

    Total liabilities and stockholders' equity    $2,354.1       $2,230.8





See accompanying notes to consolidated condensed financial statements.


                             [Page 2]
             KANSAS CITY SOUTHERN INDUSTRIES, INC.
          CONSOLIDATED CONDENSED STATEMENTS OF INCOME
          (Dollars in Millions, Except per Share Data)
                          (Unaudited)

                                                   Three Months
                                                  Ended March 31,
                                                1995            1994


Revenues                                     $  302.2        $  265.1

Costs and expenses                              213.7           180.7
Depreciation & amortization                      32.9            28.2

 Operating Income                                55.6            56.2

Equity in net earnings of
 unconsolidated affiliates                        4.0             6.0
Gain on sale of equity investment                39.7
Interest expense                                (19.5)          (15.0)

Pretax income                                    79.8            47.2
Provision for taxes on income                    50.7            17.6

Income before minority interest                  29.1            29.6
Minority interest                                 1.7             2.0

Net Income                                   $   27.4        $   27.6





Computation of Primary Earnings per Common Share

Average Primary Common
  Shares Outstanding(in thousands)             45,050          45,091

Primary Earnings per Common Share            $    .61        $    .61


Cash Dividends Paid:
  Per Common Share                           $    .07 1/2    $    .07 1/2
  Per Preferred Share                        $    .25        $    .25











See accompanying notes to consolidated condensed financial statements.

                            [Page 3]

              KANSAS CITY SOUTHERN INDUSTRIES, INC.
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                      (Dollars in Millions)
                           (Unaudited)

                                                    Three Months
                                                    Ended March 31,

                                                 1995            1994

CASH FLOWS PROVIDED BY (USED FOR):

OPERATING ACTIVITIES:
 Net income                                     $ 27.4         $ 27.6
 Adjustments to net income:
  Depreciation and amortization                   32.9           28.2
  Deferred income taxes                           45.4            8.1
  Equity in undistributed earnings                (3.7)          (6.0)
  Gain on sale of equity investment              (39.7)          --
 Changes in working capital items:
  Accounts receivable                            (10.7)         (20.8)
  Inventories                                     (3.3)          (1.0)
  Other current assets                            (1.5)          (8.5)
  Accounts payable                               (44.8)          10.4
  Other accrued and current liabilities            5.4            7.0
 Other, net                                        3.2            1.1
   Net                                            10.6           46.1

INVESTING ACTIVITIES:
 Property acquisitions                           (40.8)         (72.5)
 Proceeds from disposal of property                2.2            4.4
 Investment acquisitions                         (32.1)         (21.6)
 Purchase of companies, net of cash acquired     (10.0)          --
 Other, net                                        1.2           10.0
   Net                                           (79.5)         (79.7)

FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt         91.7           85.5
 Repayment of long-term debt                     (14.4)         (38.8)
 Proceeds from stock plans                         1.5            1.3
 Stock repurchased                                --             (9.5)
 Cash dividends paid                              (3.2)          (3.3)
 Other, net                                        (.1)           2.3
   Net                                            75.5           37.5

CASH AND EQUIVALENTS
 Net increase                                      6.6            3.9
 At beginning of year                             12.7            6.6
 At end of period                               $ 19.3         $ 10.5







See accompanying notes to consolidated condensed financial statements.



                            [Page 4]
              KANSAS CITY SOUTHERN INDUSTRIES, INC.

                            FORM 10-Q

                          MARCH 31, 1995

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS




1. In the opinion of the Registrant, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the financial position of Kansas City Southern Industries, Inc. ("Registrant" or "KCSI") and its subsidiary companies as of March 31, 1995 and December 31, 1994, the results of operations for the three months ended March 31, 1995 and 1994, and cash flows for the three months ended March 31, 1995 and 1994.

2. The results of operations for the three months ended March 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year 1995, nor the results experienced for the full year 1994.

3. The accompanying financial statements have been prepared consistent with accounting principles described more fully in Note 1 of the Registrant's 1994 Annual Report to Stockholders.

4. The Registrant's inventories, $50.0 million at March 31, 1995 and $46.6 million at December 31, 1994, principally represent material and supplies related to rail transportation and DST's output processing operations. Other components of inventories are immaterial.

5. Investments in unconsolidated affiliates and certain other investments accounted for under the equity method of accounting include all entities in which the Registrant or its subsidiaries have significant influence but not more than 50% control. Investments in unconsolidated affiliates (joint ventures) at March 31, 1995, include the equity interests of DST Systems, Inc. ("DST") in Boston Financial Data Services, Inc., The Continuum Company, Inc. ("Continuum"), Argus Health Systems, Inc. ("Argus"), Midland Data Systems, Inc. and Midland Loan Services, L.P.(collectively "Midland"), First of Michigan Capital Corporation, and certain other venture operations plus the Registrant's interests in other companies. Among other provisions, the joint venture agreements contain "change of control" provisions affecting the rights of the partners to acquire the other partners' equity interests in the event of circumstances which would result in a change of control.

On January 31, 1995, DST completed the sale of its 50% ownership in IFTC Holdings, Inc., which wholly-owns Investors Fiduciary Trust Company ("IFTC") to State Street Boston Corporation ("State Street"), in a non-cash, tax-free exchange for State Street Common stock. At closing of the transaction, DST received 2,986,111 shares of State Street Common stock (representing an approximate 4% interest in State Street). As a result of this transaction, DST recognized a net gain of $4.7 million in first quarter 1995. With the closing of the transaction, IFTC ceases to be an unconsolidated affiliate of DST and no further equity in earnings of IFTC will be recorded by DST.









                            [Page 5]
     Combined condensed financial information of unconsolidated affiliates is shown below (dollars in millions):

Financial Condition

                                           March 31,    December 31,
                                             1995           1994
Current assets                             $  388.5      $ 1,129.7
Non-current assets                            139.7          143.6
  Assets                                   $  528.2      $ 1,273.3

Current liabilities                        $  276.0      $   933.9
Non-current liabilities                        78.0           73.2
Equity of stockholders and partners           174.2          266.2
  Liabilities and equity                   $  528.2      $ 1,273.3

Investment in unconsolidated affiliates    $  210.2      $   166.5

Operating Results

                                                 Three Months
                                                Ended March 31,
                                              1995          1994
Revenues:
 IFTC                                      $   --        $    10.2
 All others                                   168.2          143.4
   Total Revenues                          $  168.2      $   153.6

Costs and expenses:
 IFTC                                      $   --        $     7.3
 All others                                   156.9          132.6
   Total Costs and Expenses                $  156.9      $   139.9

Net Income:
 IFTC                                      $   --        $     2.9
 All others                                    11.3           10.8
   Total Net Income                        $   11.3      $    13.7

Equity in Earnings:
 IFTC                                      $   --        $     1.5
 All others                                     4.0            4.5
   Total Equity in Earnings                $    4.0      $     6.0

6. For purposes of the Statement of Cash Flows, the Registrant considers all short-term investments with an original maturity of generally three months or less to be cash equivalents. Other required supplementary disclosures follow:

a. Cash Flow Information (in millions):

                                                  Three Months
                                                 Ended March 31,
                                                1995        1994
Interest paid                                 $  27.8     $  22.5
Income taxes paid (refunded)                      6.6        (9.6)

                            [Page 6]
b. Noncash Investing and Financing Activities:

In the first quarter of 1994, the Registrant issued approximately 234,000 shares of Common stock under the Seventh Offering of the Employees Stock Purchase Plan. These shares, totaling a purchase price of approximately $4.4 million, were subscribed and paid for, through employee payroll deductions, in 1993.

During the first three months of 1995 and 1994, the Registrant recorded expenses of $1.1 million and $1.1 million, respectively, related to its existing ESOP. These charges, which were non-cash in nature, had the effect of decreasing retained earnings and ESOP deferred compensation with no overall effect upon stockholders' equity.

In the first quarter of 1995, DST acquired mainframe computer equipment for its Winchester Data Center and production equipment for its output processing facilities in the amount of $3.6 million. This equipment was financed through vendor installment notes and capital leases which required no direct outlay of cash.

As further described in Note 5, the Registrant's wholly-owned subsidiary, DST Systems, exchanged its equity interest in IFTC for State Street Common stock.

7. In February 1995, DST's wholly-owned subsidiary, Clarke & Tilley Limited, purchased HiPortfolio Pty Ltd. ("HiPortfolio"), an Australian provider of portfolio accounting software and services. Additionally, as part of this transaction, DST acquired the rights to the software marketed by HiPortfolio.

As previously disclosed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, DST signed a definitive agreement to purchase substantially all of the assets and business operations of Supervised Service Company ("SSC"), a subsidiary of Kemper Financial Services, Inc. ("Kemper") and the mutual fund shareholder servicing system software owned by Kemper Service Company ("KSC") used to service the Kemper Mutual Funds. In conjunction with and subject to the SSC transaction, DST also agreed to enter into long-term contracts with Kemper to provide mutual fund shareholder system services and portfolio accounting system services for the Kemper Mutual Funds. The transaction was completed on April 17, 1995. Further details regarding the IFTC transaction, including unaudited pro forma combined financial statements, are disclosed in a Form 8-K filed by the Registrant dated January 31, 1995.

The collective consideration for the HiPortfolio and Kemper transactions is approximately $56 million. DST financed these transactions through borrowings from the Registrant and banks. The transactions resulted in the recording of intangibles as the total purchase price exceeded the fair value of the underlying net assets. These additional assets are being depreciated over lives ranging from 3-7 years, while intangibles are being amortized over periods of 7-15 years.

8. On May 5, 1995, the Registrant established credit agreements for both KCSI and DST, in the amounts of $400 million and $250 million, respectively. These credit agreements replace approximately $420 million of existing Registrant credit agreements which had been in place for varying periods since 1992. Proceeds of the KCSI credit facility are anticipated to be used for general corporate purposes. The proceeds from the DST credit agreement are expected to be used to pay a dividend to KCSI, to repay bridge financing in connection with the Kemper transaction described above and for general corporate purposes. These agreements include facility fees ranging from .07 - .25 % per annum, below prime interest rates, and for terms ranging from one to five years. Among other provisions, the agreements limit subsidiary indebtedness, sale of assets, and coverage ratios. The DST agreements also require minimum consolidated net worth of $50 million plus 75% of the net proceeds of the proposed DST capital stock offering discussed in the management's discussion and analysis of financial condition and results of operations included in this
                            [Page 7]
Form 10-Q.

9. On April 19, 1995, the Registrant filed Amendment No.1 to its Registration Statement on Form S-3 with the SEC (File No. 33-69648), registering $500 million in securities. The Registrant has not yet requested that the Registration Statement be declared effective and no securities have been issued.

10.LITIGATION. The Registrant has had no significant changes in its outstanding litigation from that previously reported in the Registrant's Annual Report Form 10-K for the year ended December 31, 1994.




















































                            [Page 8]
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Announcements

DST Public Offering - On April 24, 1995, the Registrant's Board of Directors approved a public offering of 51% of the Common stock of its wholly-owned subsidiary, DST. The public offering is scheduled for the fourth quarter of 1995 subject to market conditions. A DST offering would only be made by means of a prospectus and otherwise in compliance with federal and state securities laws.

Stock Repurchase Program - On April 24, 1995, the Registrant's Board of Directors also authorized management to repurchase up to six million shares of the Registrant's Common stock in open market transactions as market conditions permit and in accordance with applicable laws. Payments received by the Registrant from DST in retirement of intercompany debt after a DST public offering would, in part, be used to fund these repurchases. However, it is anticipated that approximately one million shares at current market prices could be repurchased prior to the DST offering.

Results of Operations

Segment revenues and operating income comparisons follow (dollars in millions):

                                              Three Months
                                             Ended March 31,
                                           1995         1994
Revenues:
 Transportation Services                 $  135.0     $  123.3
 Information & Transaction Processing       112.6         97.4
 Financial Asset Management                  55.4         44.6
 Eliminations, Corporate & Other              (.8)         (.2)
   Total                                 $  302.2     $  265.1

Operating Income:
 Transportation Services                     30.3     $   28.0
 Information & Transaction Processing        12.7         12.0
 Financial Asset Management                  14.8         19.0
 Eliminations, Corporate & Other             (2.2)        (2.8)
   Total                                 $   55.6     $   56.2

The Registrant reported first quarter 1995 earnings of $27.4 million, (61 cents per share), essentially even with the first quarter 1994. Consolidated first quarter 1995 revenues rose 14% to $302.2 million compared to prior year while operating income of $55.6 million declined 1% from $56.2 million. Revenue growth in all of the Registrant's primary business lines was offset by increased operating expenses, particularly those associated with marketing and promotional efforts at Janus Capital Corporation ("Janus"). First quarter
1995 earnings also include the one time gain on the sale of DST's 50% investment in Investors Fiduciary Trust Company ("IFTC") in exchange for an approximate 4% common stock interest in State Street Boston Corporation, previously reported in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994. The IFTC transaction resulted in a net gain of $4.7 million, or 10 cents per share. First quarter results also include non-cash acquisition related intangible amortization expenses of $.08 and $.06 per share for 1995 and 1994, respectively.



                            [Page 9]
TRANSPORTATION SERVICES

                                            Three Months
                                           Ended March 31,
                                          1995        1994
Revenues                               $  135.0     $  123.3
Costs and expenses                         90.2         81.3
Depreciation & amortization                14.5         14.0
 Operating income                          30.3         28.0
Interest expense                          (12.5)       (11.6)
 Pretax income                             17.8         16.4
Income taxes                                7.2          6.7
 Net Income                            $   10.6     $    9.7

Transportation Services, comprised principally of the Kansas City Southern Railway ("KCSR"), operating income for first quarter 1995 rose 8% over first quarter 1994 to $30.3 million. Contribution to the Registrant's first quarter 1995 net income totaled $10.6 million, an improvement of 9% over 1994 first quarter. Revenues of $135 million rose 9.5% compared to prior year.

KCSR 1995 first quarter general commodity carloadings and revenues improved 15% from first quarter 1994 on increased volumes of farm products, pulp/paper, chemicals and petroleum products, and intermodal traffic. Intermodal traffic nearly doubled over first quarter 1994 volumes, primarily as a result of increased traffic over the Kansas City/Dallas route along with new business alliances with truck carriers and expansion of the Dallas/Atlanta corridor movements in conjunction with the Norfolk Southern Railway, which began in late 1994. Unit coal revenues however, declined 11% from first quarter 1994 resulting from a mix of length of haul and rates and the seasonality of coal shipments.

While KCSR revenues rose in first quarter 1995, the level of operating expenses also increased, due to the increased traffic levels. KCSR operating expenses for first quarter 1995 include higher costs for fringe benefits related to the timing of railroad retirement taxes, fuel on increased levels of traffic as well as increased price per gallon rate increases, car hire from increased usage of foreign line equipment, especially related to grain movements, and interest expense caused by increased borrowing rates. Transportation Services also included improved results from the Registrant's Pabtex, Inc. petroleum coke export facility principally on higher volumes.


INFORMATION & TRANSACTION PROCESSING
DST SYSTEMS, INC.

                                             Three Months
                                            Ended March 31,
                                           1995        1994
Revenues                                $  112.6     $  97.4
Costs and expenses                           85.0       73.5
Depreciation & amortization                  14.9       11.9
 Operating income                            12.7       12.0
Unconsolidated affiliates                     4.0        6.0
Gain on sale of equity investment            39.7       --
Interest expense                             (4.6)      (3.6)
 Pretax income                               51.8       14.4
Income taxes                                 38.7        4.2
Minority interest                            --          (.2)
 Net Income                             $    13.1     $ 10.4
                                 [Page 10]


DST contributed $13.1 million to the Registrant's consolidated earnings, an increase of 26% over comparable prior year. Increased output processing volumes and mutual fund shareholder account growth, coupled with the net gain on sale of its IFTC investment, discussed previously, were the primary factors for DST's earnings improvement.

DST's mutual fund shareowner accounts grew to 32.5 million at March 31, 1995 from 32.1 million at December 31, 1994, and 29.5 million at March 31, 1994. Shareowner account growth was caused by overall mutual fund industry trends and led to increased mutual fund processing volumes. DST's output services operations, Output Technologies, Inc., experienced increased volumes on year end processing work, which resulted in higher revenues. DST revenues rose 16% to $112.6 million in first quarter 1995 from $97.4 in first quarter 1994. First quarter 1995 also reflects increased management earnout accruals at Output Technologies, Inc., which become due at the end of 1995. Absent this and other non-recurring items, operating income increased 19% over the prior year quarter from higher revenues and improved margins at DST's core operations. DST's developmental businesses, Belvedere Financial Systems, Inc., DBS Systems Corp., and international operations reported slightly higher comparable operating losses from ongoing developmental activities.

Equity in DST's unconsolidated affiliates earnings of $4 million for the first quarter 1995 declined 33% from prior year, as a result of the absence of earnings from IFTC and the inclusion of equity losses of Clarke & Tilley Data Services ("CTDS"). Comparable unconsolidated affiliate earnings (i.e. excluding the effects of IFTC and CTDS in 1994 and 1995) increased 5% from first quarter 1994 to 1995. Higher earnings were, however, reported by The Continuum Company, Boston Financial Data Services, Inc., and Argus Health Systems, Inc., on improved volumes for their respective business lines. DST's Midland Data Systems and First of Michigan joint ventures reported slightly lower earnings than prior years first quarter on lower volumes.


FINANCIAL ASSET MANAGEMENT
JANUS CAPITAL CORP. & BERGER ASSOCIATES, INC.

                                            Three Months
                                           Ended March 31,
                                          1995        1994
Revenues                               $  55.4      $  44.6
Costs and expenses                        37.6         24.1
Depreciation & amortization                3.0          1.5
 Operating income                         14.8         19.0
Interest expense                          (1.1)         (.4)
 Pretax income                            13.7         18.6
Income taxes                               5.7          7.3
Minority interest                          1.7          2.2
 Net Income                            $   6.3      $   9.1

Financial Asset Management revenues rose 24% to $55.4 million in first quarter 1995 while operating and net contribution to KCSI consolidated results declined 22% and 31%, respectively, when compared to the equivalent prior year period. The decline is primarily attributable to Janus advertising campaign costs which were incurred during first quarter 1995.

Janus contributed $5.4 million to KCSI's 1995 first quarter results, a decline from the $9.1 million produced in first quarter 1994. Janus assets under management continued to grow as first quarter fund sales of $1.9 billion exceeded redemptions and, when coupled with favorable market conditions, caused total assets to close March 31, 1995, at $24.3 billion versus $22.9 billion at December 31, 1994. Shareowner accounts grew to 2.1 million from approximately 2 million at December 31, 1994. First quarter revenue growth was offset by
                           [Page 11]
higher operating expenses primarily due to increased 1995 marketing and promotional expenses associated with a major print and television advertising campaign in first quarter 1995, coupled with higher variable costs to handle the large volume of telephone calls and prospectus requests generated by the campaign. Higher expenses were also experienced due to the establishment of Janus' own line of money market funds. The Janus Money Market Fund, Janus Government Money Market Fund, and Janus Tax Exempt Money Market Fund opened to investors in the first quarter of 1995. While first quarter 1995 operating expenses were higher overall, salaries and wages were 6% lower resulting from termination of certain compensation arrangements in fourth quarter 1994 as disclosed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

Berger assets under management totaled $3 billion at March 31, 1995, essentially unchanged when compared to year end 1994. KCSI acquired a controlling interest in Berger in late 1994 when it increased its ownership to over 80%.


ELIMINATIONS, CORPORATE & OTHER

                                             Three Months
                                            Ended March 31,
                                           1995        1994
Revenues                                  $  (.8)     $  (.2)
Costs and expenses                            .9         1.8
Depreciation & amortization                   .5          .8
 Operating loss                             (2.2)       (2.8)
Interest income (expense)                   (1.3)         .6
 Pretax loss                                (3.5)       (2.2)
Income tax (benefits)                        (.9)        (.6)
 Net loss                                 $ (2.6)     $ (1.6)

Eliminations, Corporate & Other net losses increased $1 million to $2.6 million from the equivalent period in first quarter 1994. Lower general and administrative expenses by the Registrant were offset by increased interest expense on higher balances and borrowing interest rates.

TRENDS AND OUTLOOK

The Registrant reported earnings of 61 cents per share for the first quarter 1995, equal to earnings per share in the first quarter of the prior year. Transportation Services recorded increased earnings as the Registrant's railroad operations continue to experience increased traffic levels. DST reported improved first quarter operating income on continued higher volumes. Janus earnings were depressed, primarily due to the high level of advertising costs incurred.

A current outlook for the Registrant's three core businesses for the remainder of 1995 is as follows. Transportation Services - KCSR rail operations may experience increased traffic levels, as intermodal, paper, and grain traffic carloadings continue to enjoy strong volumes; however, unit coal revenues are estimated to be flat when compared with prior year. Information & Transaction Processing - DST is expected to continue the growth trends exhibited in the first quarter of 1995, although the first quarter of the year historically is its strongest based on year end processing. DST's growth will depend on growth in the mutual fund, insurance, pharmaceutical claim, international, and other financial services markets it serves. Financial Asset Management - Janus' and Berger's combined assets under management and shareholder accounts have shown moderate growth in the first quarter of 1995. Future growth will be largely dependent on prevailing financial market conditions, relative performance of Janus' and Berger's products, as well as other factors. The increased
                            [Page 12]
marketing expenses incurred in first quarter resulted in increased volumes for shareowner inquiry and mailings of prospectuses. Historically, such activities have resulted in longer term increases in shareowner accounts and assets under management. It is not anticipated that Janus marketing expenses will be sustained at first quarter 1995 levels for the remainder of the year.

LIQUIDITY AND CAPITAL RESOURCES

Summary cash flow data is as follows (in millions):

                                                 Three Months
                                                Ended March 31,
                                               1995        1994
Cash flows provided by (used for):
 Operating activities                         $  10.6     $  46.1
 Investing activities                           (79.5)      (79.7)
 Financing activities                            75.5        37.5
   Net increase in cash and equivalents           6.6         3.9
   Cash and equivalents at beginning of year     12.7         6.6
   Cash and equivalents at end of period      $  19.3     $  10.5

During the first quarter of 1995, the Registrant's cash position increased from $12.7 million at December 31, 1994, to $19.3 million at March 31, 1995. The increased cash position was caused primarily by positive operating cash flows and proceeds from issuance of long term debt in excess of repayments, somewhat offset by cash used for property acquisitions, investment acquisitions, and purchase of companies. Operating cash flows for first quarter 1995 of $10.6 million decreased $35.5 million compared to prior year. The decrease was chiefly attributable to a decrease in accounts payable due to the timing of payments to vendors and the non cash gain on the IFTC transaction, offset by an increase in deferred taxes.

First quarter 1995 cash was invested in KCSR road property additions and additions related to DST's Winchester Data Center expansion and EDP equipment needs. Cash was also used for investment acquisitions, principally DST's investment in international operations; and investments related to the Janus minority restructuring. Financing cash flows were generated through issuance of long-term debt in excess of repayments. Debt proceeds were used at KCSR for working capital, at DST for working capital and acquisition investments, and at Southern Leasing for portfolio growth. The Registrant also made principal payments totaling $4.2 million with respect to the Registrant's Employee Stock Ownership Plan ("ESOP") indebtedness in the first quarter of 1995.

Cash flows from operations are expected to increase during the remainder of 1995 from positive operating income, which has historically resulted in favorable cash flows. Investing activities will continue to use significant amounts of cash, although such amounts will be reduced from 1994 levels as KCSR has essentially completed the roadway capital improvement program. The Registrant anticipates that future roadway improvement investments will be funded by KCSR operating cash flow. In addition to operating cash flows, the Registrant has available financing arrangements at subsidiary levels (including credit capacity from the previously described new $250 million credit agreements at DST), remaining credit from $400 million in the Registrant's previously described new credit agreements, proceeds available with respect to the Registrant's $200 million Medium Term Notes, of which $100 million were unissued at March 31, 1995 and $500 million with respect to a Universal Shelf Offering filed in September 1993 and amended in April 1995. The Registrant has not yet requested that the $500 million Universal Shelf Offering be declared effective by the Securities and Exchange Commission and no securities have been issued. As further described under "Recent Announcements" in Item 2 of this Form 10-Q, the Registrant intends to sell 51% of DST later this year, market conditions permitting. Should this occur, it would result in significant cash
                            [Page 13]
being generated for the Registrant. Such proceeds are currently anticipated to be used for debt repayment, purchase of Registrant common stock, and general corporate purposes. The Registrant believes these positive operating cash flows and available financing resources are sufficient to fund working capital and other requirements for the remainder of 1995.

The Registrant's debt ratio (debt as a percent of total debt plus equity) at March 31, 1995 was 60.6% compared to 59.6% for the year ended December 31, 1994. While consolidated equity increased in first quarter 1995 from a combination of net income and a decrease in ESOP deferred compensation, consolidated debt also increased resulting in a slight increase in the debt ratio.













































                            [Page 14]
PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Part I, Item 1, Footnote 10 to the financial statements of this Form 10-Q is hereby incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

a)  The Registrant held its Annual Meeting of Stockholders on May 4, 1995.

b) Proxies for the meeting were solicited pursuant to Regulation 14A; there was no solicitation in opposition to management's nominees for directors as listed in such Proxy Statement and all such nominees were elected.

c) Listed below is each matter voted on at the Registrant's Annual Meeting. Each of these matters are fully described in the Registrant's Definitive Proxy Statement. 201,134 shares of the Preferred stock and 39,002,087 shares of the Common stock, or 82.7% and 89.5%, respectively, of the shares of such stock outstanding on the record date were represented at the annual meeting. These shares, which vote together as a single class, were voted on the following matters as follows:

                                              Common            Preferred
    (1)  Election of four directors           Shares              Shares
        (i)   A. Edward Allinson
                  For                       38,495,647            200,244
                  Withheld                     518,879                830
                              Total         39,014,526            201,074

        (ii)  Paul F. Balser
                  For                       38,531,577            200,217
                  Withheld                     518,879                830
                              Total         39,050,456            201,047

        (iii) Paul H. Henson
                  For                       38,492,425             200,377
                  Withheld                     518,879                 830
                              Total         39,011,304             201,207

        (iv)  Landon H. Rowland
                  For                       38,413,183             200,378
                  Withheld                     518,879                 830
                              Total         38,932,062             201,208




    (2) Approval of the selection of Price
        Waterhouse LLP as auditors for 1995.
                  For                       38,536,392             200,488
                  Against                      329,357                   1
                  Abstentions                  136,338                 645
                  Non-votes                        -0-                 -0-
                              Total         39,002,087             201,134


Based upon the majority of votes required for approval, each of these matters
passed.                        [Page 15]
Item 6. Exhibits and Reports on Form 8-K

a)   Exhibits
     Exhibit 27.1 Financial Data Schedule

b)   Reports on Form 8-K
     The Registrant filed a Form 8-K dated January 31, 1995 under Items 2 and 7 of such form, reporting the sale by DST Systems, Inc., a wholly-owned subsidiary of the Registrant, and Kemper Financial Services, Inc., of all of the outstanding capital stock of IFTC Holdings, Inc., to State Street Boston Corporation.





















































                            [Page 16]






SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on May 11, 1995.

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



































                            [Page 17]