Form 10-Q
period 1995-06-30
KANSAS CITY SOUTHERN INDUSTRIES INC
filed 1995-08-10
CIK 54480

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1995

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

          Class                                 Outstanding at July 31, 1995

Common Stock, $.01 per share par value                     42,796,066 Shares

             KANSAS CITY SOUTHERN INDUSTRIES, INC.

                           FORM 10-Q

                         JUNE 30, 1995

                             INDEX


                                                           Page

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Introductory Comments                                                   1

Consolidated Condensed Balance Sheets -
June 30, 1995 and December 31, 1994                                     2

Consolidated Condensed Statements of Income -
Three and Six Months Ended June 30, 1995 and 1994                       3

Computation of Primary Earnings per Common Share                        3

Consolidated Condensed Statements of Cash Flows -
Six Months Ended June 30, 1995 and 1994                                 4

Notes to Consolidated Condensed Financial Statements                    5

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                                     9


PART II - OTHER INFORMATION

Item 1.Legal Proceedings                                               18

Item 6.Exhibits and Reports on Form 8-K                                18

SIGNATURES                                                             19

             KANSAS CITY SOUTHERN INDUSTRIES, INC.

                           FORM 10-Q

                         JUNE 30, 1995


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

The Registrant has announced certain transactions, which, if completed, would significantly change the composition of the Registrant as it is currently structured. Accordingly, the Consolidated Condensed Financial Statements should also be read in conjunction with Item 2.; Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Announcements - included in this Form 10-Q.

             KANSAS CITY SOUTHERN INDUSTRIES, INC.
             CONSOLIDATED CONDENSED BALANCE SHEETS
                     (Dollars in Millions)
                          (Unaudited)

                                                  June 30,    December 31,
                                                    1995        1994
                             ASSETS
Current Assets:
 Cash and equivalents                             $    12.0    $    12.7
 Accounts receivable, net                             241.0        232.3
 Inventories                                           49.0         46.6
 Other current assets                                  95.4         88.5
   Total current assets                               397.4        380.1

Investments (held for operating purposes)             275.6        214.6

Properties (net of $735.8 and $686.0 accumulated
 depreciation and amortization, respectively)       1,459.0      1,415.3

Intangibles and Other Assets                          294.9        220.8

    Total assets                                  $ 2,426.9    $ 2,230.8

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Debt due within one year                         $   102.8    $    56.4
 Accounts and wages payable                            93.3        140.8
 Other accrued and current liabilities                182.5        142.4
    Total current liabilities                         378.6        339.6

Other Liabilities:
 Long-term debt                                     1,031.7        928.8
 Deferred income taxes                                242.3        204.2
 Other deferred credits and liabilities                94.1         80.5
    Total other liabilities                         1,368.1      1,213.5

Minority Interest                                       7.4         10.5

Stockholders' Equity:
 Preferred stock                                        7.1          7.1
 Common stock                                            .4           .4
 Capital surplus                                      311.8        338.0
 Retained earnings                                    559.7        530.1
 Shares held in trust                                (200.0)      (200.0)
 ESOP deferred compensation                            (6.2)        (8.4)
    Total stockholders' equity                        672.8        667.2

    Total liabilities and stockholders' equity    $ 2,426.9    $ 2,230.8

See accompanying notes to consolidated condensed financial statements.

             KANSAS CITY SOUTHERN INDUSTRIES, INC.
          CONSOLIDATED CONDENSED STATEMENTS OF INCOME
          (Dollars in Millions, Except per Share Data)
                          (Unaudited)

                                     Three Months              Six Months
                                     Ended June 30,           Ended June 30,
                                 1995           1994          1995      1994
Revenues                       $  308.7       $  267.2       $ 610.9   $  532.3

Costs and expenses                239.1          181.2         452.8      361.9
Depreciation and amortization      36.6           27.4          69.5       55.6

  Operating Income                 33.0           58.6          88.6       114.8

Equity in net earnings of
  unconsolidated affiliates         5.0            5.1           9.0       11.1
Gain on sale of equity investment   --             --           39.7        --
Interest expense                  (19.3)          (9.5)        (38.8)     (24.5)

Pretax income                      18.7           54.2         98.5       101.4
Provision for taxes on income       7.6           20.1          58.3       37.7

Income before minority interest    11.1           34.1          40.2       63.7
Minority interest                   2.6            2.3           4.3        4.3

  Net Income                        8.5           31.8          35.9       59.4

Less-dividends on preferred stock    .1             .1            .1         .1

  Net Income Applicable to
  Common Stockholders          $    8.4       $   31.7       $  35.8    $  59.3


Computation of Primary Earnings per Common Share

Average Primary Common
  Shares Outstanding(in thousands)44,417        45,196        44,703     45,129

Primary Earnings per
  Common Share:                 $   .19       $    .70       $   .80    $  1.31

Cash Dividends Paid:
  Per Common share              $.071/2        $ .071/2      $   .15    $   .15
  Per Preferred share           $   .25        $    .25      $    .50   $   .50

  See accompanying notes to consolidated condensed financial statements.

             KANSAS CITY SOUTHERN INDUSTRIES, INC.
        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                     (Dollars in Millions)
                          (Unaudited)

                                                   Six Months
                                                 Ended June 30,
                                                 1995       1994
CASH FLOWS PROVIDED BY (USED FOR):

OPERATING ACTIVITIES:
 Net income                                 $ 35.9         $ 59.4
 Adjustments to net income:
  Depreciation and amortization               69.5           55.6
  Deferred income taxes                       41.5           19.6
  Equity in undistributed earnings            (8.2)         (10.8)
  Gain on sale of equity investment          (39.7)           --
 Changes in working capital items:
  Accounts receivable                         (3.8)         (37.8)
  Inventories                                 (2.3)            .7
  Other current assets                        (9.0)          (1.0)
  Accounts payable                           (48.8)          15.9
  Other accrued and current liabilities       42.1           11.7
 Other, net                                    9.9           (3.6)
   Net                                        87.1          109.7

INVESTING ACTIVITIES:
 Property acquisitions                       (93.8)        (155.6)
 Proceeds from disposal of property            5.8            7.7
 Purchase of companies, net of cash acquired (49.7)           --
 Investment and loans with affiliates        (43.3)         (24.5)
 Proceeds from disposal of investments         --              .2
 Other, net                                   (2.8)           2.1
   Net                                      (183.8)        (170.1)

FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt    213.8          131.8
 Repayment of long-term debt                 (68.9)         (45.6)
 Proceeds from stock plans                     4.3            2.5
 Stock repurchased                           (43.4)         (10.1)
 Cash dividends paid                          (6.6)          (6.6)
 Other, net                                   (3.2)          (8.3)
   Net                                        96.0           63.7

CASH AND EQUIVALENTS
 Net increase (decrease)                       (.7)           3.3
 At beginning of year                         12.7            6.6
 At end of period                           $ 12.0         $  9.9

See accompanying notes to consolidated condensed financial statements.

             KANSAS CITY SOUTHERN INDUSTRIES, INC.

                           FORM 10-Q

                         JUNE 30, 1995

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS




1. In the opinion of the Registrant, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the financial position of Kansas City Southern Industries, Inc. ("Registrant" or "KCSI") and its subsidiary companies as of June 30, 1995 and December 31, 1994, the results of operations for the three and six months ended June 30, 1995 and 1994, and cash flows for the six months ended June 30, 1995 and 1994.

The Registrant has announced certain transactions, which, if completed, would significantly change the composition of the Registrant as it is currently structured. Accordingly, the Consolidated Condensed Financial Statements should also be read in conjunction with Item 2.; Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Announcements - included in this Form 10-Q, which is hereby incorporated by reference herein.

2. The results of operations for the three and six months ended June 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year 1995.

3. The accompanying financial statements have been prepared consistent with accounting principles described more fully in Note 1 of the Registrant's 1994 Annual Report to Stockholders.

4. The Registrant's inventories, $49.0 million at June 30, 1995 and $46.6 million at December 31, 1994, principally represent material and supplies related to rail transportation and DST's output processing operations. Other components of inventories are immaterial.

5. Investments in unconsolidated affiliates and certain other investments accounted for under the equity method of accounting include all entities in which the Registrant or its subsidiaries have significant influence but not more than 50% control. Investments in unconsolidated affiliates (joint ventures) at June 30, 1995, include the equity interests of DST Systems, Inc. ("DST") in Boston Financial Data Services, Inc., The Continuum Company, Inc. ("Continuum"), Argus Health Systems, Inc. ("Argus"), Midland Data Systems, Inc. and Midland Loan Services, L.P.(collectively "Midland"), First of Michigan Capital Corpor-ation, and certain other venture operations plus the Registrant's interests in other companies. Among other provisions, the joint venture agreements contain "change of control" provisions affecting the rights of the partners to acquire the other partners' equity interests in the event of circumstances which would result in a change of control.

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

     Combined condensed financial information of unconsolidated affiliates is shown below (dollars in millions):


Financial Condition

                                            June 30,         December 31,
                                              1995               1994
Current assets                             $  433.9           $ 1,129.7
Non-current assets                            159.3               143.6
  Assets                                   $  593.2           $ 1,273.3

Current liabilities                        $  314.6           $   933.9
Non-current liabilities                        89.2                73.2
Equity of stockholders and partners           189.4               266.2
  Liabilities and equity                   $  593.2           $ 1,273.3

Investment in unconsolidated affiliates    $  222.1           $   166.5


Operating Results

                               Three Months                   Six Months
                               Ended June 30,               Ended June 30,
                         1995          1994               1995            1994

Revenues:
 IFTC                  $   --          $  19.0           $  --          $  29.2
 All others              176.7           141.7             344.9          285.1
  Total Revenues       $ 176.7         $ 160.7           $ 344.9        $ 314.3

Costs and expenses:
 IFTC                  $   --          $  16.1           $  --          $  23.4
 All others              163.2           131.2             320.1          263.8
  Total Costs and
    Expenses           $ 163.2         $ 147.3           $ 320.1        $ 287.2

Net Income:
 IFTC                  $   --          $   2.9           $  --          $   5.8
 All others               13.5            10.5              24.8            21.3
  Total Net Income     $  13.5         $  13.4           $  24.8        $   27.1

Equity in Earnings:
 IFTC                  $  --           $   1.4           $   --          $   2.9
 All others                5.0             3.7               9.0             8.2
  Total Equity in
    Earnings           $   5.0         $   5.1           $   9.0         $  11.1

6. For purposes of the Statement of Cash Flows, the Registrant considers all short-term investments with an original maturity of generally three months or less to be cash equivalents. Other required supplementary disclosures follow:

a. Cash Flow Information (in millions):

                                               Six Months
                                              Ended June 30,
                                              1995      1994
Interest paid                                 $41.6     $28.6
Income taxes paid (refunded)                   11.7      (1.0)

b. Noncash Investing and Financing Activities:

In the first quarter of 1994, the Registrant issued approximately 234,000 shares of Common stock under the Seventh Offering of the Employees Stock Purchase Plan. These shares, totaling a purchase price of approximately $4.4 million, were subscribed and paid for through employee payroll deductions in 1993.

During the first six months of 1995 and 1994, the Registrant recorded expenses of $2.3 million and $2.1 million, respectively, related to its existing ESOP. These charges, which were non-cash in nature, had the effect of decreasing retained earnings and ESOP deferred compensation with no overall effect upon stockholders' equity.

In the first six months of 1995, DST acquired mainframe computer equipment for its Winchester Data Center and production equipment for its output processing facilities in the amount of $4.2 million. This equipment was financed through vendor installment notes and capital leases which required no direct outlay of cash.

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

As previously disclosed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, DST signed a definitive agreement to purchase substantially all of the assets and business operations of Supervised Service Company ("SSC"), a subsidiary of Kemper Financial Services, Inc. ("Kemper") and the mutual fund shareholder servicing system software owned by Kemper Service Company ("KSC") used to service the Kemper Mutual Funds. In conjunction with and subject to the SSC transaction, DST also agreed to enter into long-term contracts with Kemper to provide mutual fund shareholder system services and portfolio accounting system services for the Kemper Mutual Funds. The trans-action was completed on April 17, 1995.

The collective consideration for the HiPortfolio and Kemper transactions was approximately $56 million, $49.7 million net of cash acquired. DST financed these transactions through borrowings from the Registrant and banks. The transactions resulted in the recording of intangibles as the total purchase price exceeded the fair value of the underlying net assets. These additional assets are being depreciated over lives ranging from 3-7 years, while intangibles are being amortized over periods of 7-15 years.

8. May 5, 1995, the Registrant established credit agreements for both KCSI and DST, in the amounts of $400 million and $250 million, respectively. These credit agreements replace approximately $420 million of existing Registrant credit agreements which had been in place for varying periods since 1992. Proceeds of the KCSI credit facility are anticipated to be used for general corporate purposes. The proceeds from the DST credit agreement were used to pay a dividend to KCSI, to repay bridge financing in connection with the Kemper transaction described above, and for general corporate purposes. These agreements include facility fees ranging from .07 - .25 % per annum, below prime interest rates, and terms ranging from one to five years. Among other provisions, the agreements limit subsidiary indebtedness, sale of assets, and coverage ratios. The DST agreements also require minimum consolidated net worth of $50 million plus 75% of the net proceeds of the proposed DST capital stock offering discussed in the management's discussion and analysis of financial condition and results of operations included in this Form 10-Q.

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

  Information & Transaction Processing - DST Systems, Inc., ("DST") a 100% owned subsidiary, together with its subsidiaries and joint ventures (principally The Continuum Company, Inc., Boston Financial Data Services, Inc., Argus Health Systems, Inc., Midland Data Services, Inc. and Midland Loan Services L.P.), designs, maintains and operates proprietary on-line shareowner accounting and record keeping data processing systems, primarily for mutual funds, financial services institutions and insurance companies. In addition to data processing, subsidiaries of DST also provide computer output microfilm/microfiche, printing and graphic design services.

  Financial Asset Management - Management of investments for mutual funds, private and other accounts through Janus Capital Corporation ("Janus"), an 83% owned subsidiary and Berger Associates, Inc. ("Berger") an 80% owned subsidiary.

  Corporate and Other - Primarily general administrative and corporate operations of the Registrant and other minor subsidiaries.

The information contained in this management's discussion and analysis of financial condition and results of operations should be read in conjunction with the notes to consolidated condensed financial statements included in this Form 10-Q.


Recent Announcements

DST Public Offering - On April 24, 1995, the Registrant's Board of Directors approved a public offering of 51% of its wholly owned subsidiary, DST. The public offering is planned to occur in the fourth quarter of 1995 subject to market conditions. A DST offering would only be made by means of a prospectus and otherwise in compliance with federal and state securities laws.

Stock Repurchase Program - On April 24, 1995, the Registrant's Board of Directors also authorized management to repurchase up to six million shares of the Registrant's Common stock in open market transactions as market conditions permit. Payments received by the Registrant from DST in retirement of intercompany debt after a DST public offering would, in part, be used to fund these repurchases. As of July 31, 1995, the Registrant repurchased approximately 1.1 million shares of Common stock in open market transactions.


Results of Operations
Segment revenues and operating income comparisons follow (dollars in millions):

                                      Three Months              Six Months
                                      Ended June 30,           Ended June 30,
                                      1995       1994        1995        1994
Revenues:
 Transportation Services           $ 133.7     $ 123.4     $ 268.7      $ 246.7
 Information & Transaction
   Processing                        118.6       101.2       231.2        198.6
 Financial Asset Management           57.4        43.7       112.8         88.3
 Eliminations, Corporate & Other      (1.0)       (1.1)       (1.8)        (1.3)
   Total                           $ 308.7     $ 267.2     $ 610.9      $ 532.3

Operating Income:
 Transportation Services           $  2.6      $  31.4     $  32.9      $  59.4
 Information & Transaction
   Processing                         8.9          9.6        21.6         21.6
 Financial Asset Management          24.8         19.6        39.6         38.6
 Eliminations, Corporate & Other     (3.3)        (2.0)       (5.5)        (4.8)
   Total                          $  33.0      $  58.6     $  88.6      $ 114.8

The Registrant reported second quarter 1995 earnings of $8.5 million, ($.19 per share), significantly below the $31.8 million, ($.70 per share) earned in the second quarter 1994. However, included in second quarter and year to date 1995 consolidated results is approximately $17.8 million, or $.39 per share and $19.7 million, or $.44 per share, respectively, of unusual costs and expenses related to employee separations and other personnel related activities, unusual system congestion related expenses, and reserves for contracts, leases, and property in the Transportation Services segment. Second quarter 1994 also benefited from the reversal of certain KCSI Holding Company employment tax and interest accruals ($.06 per share) resulting from the favorable outcome, in second quarter 1994, of long standing employment tax issues. Consolidated second quarter 1995 revenues rose 16% to $308.7 million compared to prior year, while operating income of $33 million declined 44% from $58.6 million. Revenue growth in all of the Registrant's primary business lines was offset by increased operating expenses, particularly those associated with the Registrant's Transportations Services segment.

For the six months ended June 30, 1995, earnings of $35.9 million ($.80 per share) decreased 40% from comparable prior year earnings of $59.4 million. Included in 1995 year to date earnings is the one time gain on the sale of DST's 50% investment in Investors Fiduciary Trust Company ("IFTC") in exchange for an approximate 4% common stock interest in State Street Boston Corporation, previously reported in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994. The IFTC transaction resulted in a net gain of $4.7 million, or $.10 per share in first quarter 1995.

Second quarter and year to date 1995 results also include non-cash acquisition related intangible amortization expenses of $.09 per share and $.17 per share, respectively, versus $.06 per share and $.12 per share, for second quarter and year to date 1994, respectively. The 1995 amounts reflect DST acquisitions (SSC and HiPortfolio), the fourth quarter 1994 Berger acquisition, and 1995 additional investments in Janus.
TRANSPORTATION SERVICES

                                     Three Months              Six Months
                                     Ended June 30,           Ended June 30,
                                 1995        1994           1995         1994

Revenues                        $ 133.7     $ 123.4        $ 268.7      $ 246.7
Costs and expenses                116.1        80.2          206.3        161.5
Depreciation and amortization      15.0        11.8           29.5         25.8
 Operating income                   2.6        31.4           32.9         59.4
Unconsolidated affiliates            .1                          .1

Interest expense                  (12.9)       (9.0)          (25.4)      (20.6)
 Pretax income                    (10.2)       22.4             7.6        38.8
Income taxes                       (4.1)        9.4             3.1        16.1
 Net income                     $  (6.1)    $  13.0        $    4.5     $  22.7

Transportation Services, comprised principally of The Kansas City Southern Railway Company ("KCSR"), reported a loss of $6.1 million for the second quarter 1995, significantly below the $13 million income for second quarter 1994. Transportation revenues rose 8% to $133.7 million, while operating income declined to $2.6 million on higher operating costs. Included in the higher operating costs were $30.9 million of pretax unusual costs and expenses related to employee separations, other personnel related activities and system congestion, primarily at KCSR.

KCSR second quarter general commodity carloadings improved 4% from first quarter 1994 on increased volumes of farm products, pulp/paper, chemicals and petroleum products, but somewhat offset by lower non-metallic ores and lumber/wood traffic. Intermodal traffic rose 51% in second quarter 1995 over second quarter 1994 on continued strong volumes. Unit coal revenues improved 14% from second quarter 1994 resulting from a mix of length of haul and rates and the seasonality of coal shipments, and resumption of shipments to a Monticello, Texas, electric utility plant ("TUMCO"), which had been out of service since late 1993 and came back on line in June, 1995.

KCSR operating expenses in second quarter 1995 were 45% higher, principally the result of unusual costs and expenses totaling $29.9 million, pre-tax. These unusual costs and expenses include $4.6 million for employee separations and benefit related costs; $7 million for increased casualty related reserves; $8.1 million for the cost of inefficient utilization of locomotive and rolling stock equipment and terminating certain equipment leases caused by a combination of increased demand and changes in service delivery requirements; and $4.9 million of other unusual system congestion related expenses. Excluding these unusual costs and expenses, operating expenses would still have been 8% higher from increased fuel, car hire, salaries and wages, casualties and equipment lease expenses all associated with increased traffic volumes and system congestion. Depreciation and amortization was 27% higher than second quarter 1994, reflecting the completion of the KCSR roadbed improvement program in the second half of 1994. Interest expense also continued to be higher in second quarter 1995 compared to prior year from a combination of higher rates and balances and the one time reversal of employment tax related interest accruals, which resulted from the resolution of certain tax issues in 1994.

Transportation Services also included improved results from the Registrant's Pabtex petroleum coke export facility on higher volumes, offset by reduced earnings at Southern Credit Corporation compared to second quarter 1994.

For the first six months of 1995, Transportation Services contribution to the Registrant's consolidated net income declined 80% from prior year, from $22.7 million to $4.5 million. Revenues increased 9%, led by volume increases in farm products, intermodal, chemical and petroleum traffic but were more than offset by the previously described unusual costs and expenses, fuel expense on both increased volume and higher prices, depreciation associated with the completion of the roadbed rebuilding program, and interest expense on rate and balance increases.




INFORMATION & TRANSACTION PROCESSING
DST SYSTEMS, INC.

                                     Three Months              Six Months
                                     Ended June 30,           Ended June 30,
                                  1995         1994          1995       1994
Revenues                        $ 118.6       $ 101.2       $ 231.2   $ 198.6
Costs and expenses                 92.1          78.5         177.1     152.0
Depreciation and amortization      17.6          13.1          32.5      25.0
 Operating income                   8.9           9.6          21.6      21.6
Unconsolidated affiliates           4.9           5.2           8.9      11.2
Gain on sale of equity investment   --            --           39.7       --
Interest expense                   (6.0)         (3.8)        (10.6)     (7.4)
 Pretax income                      7.8          11.0          59.6      25.4
Income taxes                        2.5           3.2          41.2       7.4
Minority interest                   (.1)          (.1)          (.1)      (.3)
 Net income                     $   5.4       $   7.9       $  18.5   $  18.3

DST recorded second quarter 1995 earnings contribution to the Registrant's consolidated earnings of $5.4 million, a decline of 32% from the $7.9 million contribution to the Registrant's consolidated results in the second quarter 1994. The lower DST second quarter results were due to the absence of Investors Fiduciary Trust Company ("IFTC") earnings ($1.4 million pre-tax in 1994), increased interest expense of $1.4 million pre-tax related to indebtedness associated with a special $150 million dividend made in May, 1995 to KCSI, and increased costs associated with DST's developmental and international business units. The combination of these items reduced DST net income by $2.2 million after-tax, equivalent to $.05 per share.

DST revenues increased 17% to $118.6 million in second quarter 1995 as mutual fund shareowner accounts serviced increased to 34.2 million, 3.2 million (10%) over comparable June 30, 1994, and a 7% increase over the 32.1 million at year end 1994 (representative of the growth in DST's mutual fund clients) and which led to increased mutual fund processing volumes. Operating earnings from "core" business activities at DST increased over second quarter 1994 on higher mutual fund processing revenues, partially due to accounts processed as a result of the previously announced Kemper transaction. These increased earnings were offset by operating losses on developmental and international business units, particularly Belvedere Financial Systems, Inc., which incurred additional product infrastructure development costs, and Clarke & Tilley, as a result of the recent acquisition of Hi Portfolio Pty, Ltd., as insufficient time has elapsed to
implement the planned operational synergies.   Depreciation and amortization
increased 34% over second quarter 1994 due to increased investment in computer mainframe equipment and amortization of certain acquisition costs associated with the HiPortfolio and Supervised Service Company ("SSC") transactions.

Equity in DST's unconsolidated affiliates earnings of $4.9 million for the second quarter 1995 declined only slightly from comparable 1994. The previously discussed absence of earnings from IFTC was substantially offset by higher earnings reported by The Continuum Company, Boston Financial Data Services, Inc., and Argus Health Systems, Inc., DST's other major unconsolidated affiliates, all on improved volumes for their respective business lines. DST's Midland Data Systems and First of Michigan joint ventures reported slightly lower earnings than prior years second quarter on lower volumes.

During the first six months of 1995, DST's contribution to the Registrant's consolidated net income increased slightly over the same period prior year from $18.3 million to $18.5 million as revenues rose 16% to $231.2 million. Revenues from international and developmental business units increased $12.6 million, or 83% during the six months ended June 30, 1995 versus the comparable period in 1994. Costs and expenses increased 16.5% to $177.1 million over the comparable 1994 period. Expenses from international and developmental units increased $13.7 million or 73% from the six months ended June 30, 1994, to the comparable period in 1995. Depreciation and amortization increased $7.5 million or 30% over the first six months of 1994 on increased amortization associated with the SSC and HiPortfolio acquisitions and further depreciation of investment in data processing equipment. Earnings from unconsolidated affiliates decreased $2.3 million from the comparable 1994 period which included IFTC earnings of $2.9 million. IFTC was sold in first quarter 1995, generating a net gain of $4.7 million.



FINANCIAL ASSET MANAGEMENT
JANUS CAPITAL CORP. & BERGER ASSOCIATES, INC.

                                   Three Months              Six Months
                                   Ended June 30,            Ended June 30,
                                1995       1994         1995        1994
Revenues                        $ 57.4    $ 43.7       $ 112.8     $ 88.3
Costs and expenses                29.3      21.8          66.9       45.9
Depreciation and amortization      3.3       2.3           6.3        3.8
 Operating income                 24.8      19.6          39.6       38.6
Interest expense                  (1.5)      (.4)         (2.6)       (.8)
 Pretax income                    23.3      19.2          37.0       37.8
Income taxes                       9.5       7.4          15.2       14.7
Minority interest                  2.7       2.4           4.4        4.6
 Net income                     $ 11.1    $  9.4        $ 17.4     $ 18.5

Financial Asset Management contribution to second quarter 1995 consolidated Registrant results of $11.1 million rose 18% over comparable 1994 results on a 31% improvement in revenues to $57.4 million. Operating income also improved 27% resulting from the revenue gains. Net income did not increase in proportion to revenue improvement due to increased intangible amortization and interest expenses related to acquisition of a controlling interest Berger in late 1994 along with the acquisition of additional ownership in Janus in early 1995.

Janus and Berger combined to total $29.6 billion in assets under management at June 30, 1995, a 14% increase over the $25.9 billion at December 31, 1994. Shareholder accounts grew to 2.5 million versus the 2.4 million at year end 1994. Favorable market conditions during the first six months of 1995, especially in late second quarter, fueled the rise in assets under management and produced the revenue improvement. Combined Financial Asset Management operating expenses also rose in second quarter 1995, primarily from the increased business volumes. However, Janus marketing and promotional expenses declined significantly from first quarter 1995 levels. Additionally, salaries and wages benefitted from the termination of certain Janus compensation arrange-ments in fourth quarter 1994. Combined Financial Asset Management depreciation and amortization expense in second quarter 1995 was $3.3 million, compared to $2.3 million in 1994 second quarter. The increase is due to the Berger acquisi-tion in late 1994 along with the acquisition of an additional ownership in Janus in early 1995.

For the first six months of 1995, Financial Asset management contributed $17.4 million to the Registrant's consolidated results, $1.1 million or 6% below the comparable 1994 period. The first six months of 1995 included earnings from Berger Associates, Inc., which was not consolidated until fourth quarter of 1994. Janus revenues were up $8.4 million or 10% from the comparable 1994 period, with Berger recording revenues of $16.1 million in 1995. Costs and expenses increased 46% in the first half of 1995 over the prior year. The in-crease includes marketing and promotional expenses incurred primarily in the first quarter of 1995 on a major print and television advertising campaign, higher variable costs associated with increased business volumes, costs related to the first quarter establishment of Janus' own line of money market funds, and the addition of Berger.

Lower year to date 1995 salaries and wages expenses were experienced by Janus due to the fourth quarter 1994 termination of certain compensation arrangements as described in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.


ELIMINATIONS, CORPORATE & OTHER

                                  Three Months               Six Months
                                  Ended June 30,           Ended June 30,
                                 1995        1994         1995       1994
Revenues                        $ (1.0)    $ (1.1)      $ (1.9)    $ (1.3)
Costs and expenses                 1.6         .7          2.4        2.5
Depreciation and amortization       .7         .2          1.2        1.0
 Operating loss                   (3.3)      (2.0)        (5.5)      (4.8)
Unconsolidated affiliates          --         (.1)         --         (.1)
Interest income (expense)          1.1        3.7          (.2)       4.3
 Pretax income (loss)             (2.2)       1.6         (5.7)       (.6)
Income tax (benefits)              (.3)        .1         (1.2)       (.5)

Net income (loss)               $ (1.9)    $  1.5       $ (4.5)    $  (.1)

Eliminations, Corporate & Other recorded net losses of $1.9 million versus a profit of $1.5 million from the equivalent period in second quarter 1994. Registrant general and administrative expenses were lower in second quarter 1995 versus 1994, however, comparability with prior year costs and expenses is affected by the reversal in second quarter 1994 of certain employment tax and interest expense accruals resulting from the favorable outcome of long standing employment tax issues, which reduced overall second quarter 1994 costs and expenses.

For the first six months of 1995, Eliminations, Corporate & Other contributed a loss of $(4.5) million to the Registrant's consolidated results, versus a loss of $(.1) during the first six months of 1994, due primarily to the absence of the reversal of the tax and interest expense accrual which occurred in 1994 as described above.


TRENDS AND OUTLOOK

The Registrant reported earnings of $.19 per share for the second quarter 1995, significantly lower than second quarter 1994 earnings of $.70. Consolidated revenues rose 16% to $308.7 million from revenue growth in all of the Company's primary business segments. Transportation Services operated at increased traffic levels compared to prior year but reported decreased earnings as $17.8 million ($.39 per share) in unusual costs and expenses for the quarter were incurred. Information & Transaction Processing reported lower second quarter operating income on higher costs at its developmental and international units, offsetting core business growth. Financial Asset Management earnings were higher on both increased revenues at Janus and the inclusion of Berger in 1995.

A current outlook for the Registrant's three core businesses for the remainder of 1995 is as follows: a) Transportation Services - KCSR rail operations are expected to continue to experience increased traffic levels, as intermodal, paper, chemicals, petroleum, and grain traffic carloadings continue to enjoy strong volumes; unit coal revenues are slightly ahead of prior year and should benefit from the resumption of shipments to the "TUMCO" electric utility plant in June 1995. Improvement to system congestion caused by increased traffic levels are anticipated throughout the rest of 1995. b) Information & Transac-tion Processing - DST has shown continued revenue growth in both it's "core" and developmental and international business segments. Increased operating income levels in "core" business lines have been offset by higher than expected costs in developmental and international units. While continued investment in developmental and international units will continue throughout 1995, management expects improvement by the end of the year. DST's growth will depend on growth in the mutual fund, insurance, pharmaceutical claim, international, and other financial services markets it serves. DST's earnings for the remainder of 1995 will continue to be affected by increased interest expense associated with indebtedness incurred for payment of a special $150 million dividend to KCSI.
c) Financial Asset Management - Janus' assets under management grew in second quarter 1995, increasing more than 9%, with shareholder accounts also increas-ing. Berger assets under management and shareholder accounts remained flat for most of the second quarter. Future growth will be largely dependent on pre-vailing financial market conditions, which have generally been favorable in the first half of 1995, and relative performance of the Janus and Berger products. Lower operating expenses at Janus, including reduced levels of marketing from those in first quarter 1995 coupled with lower salaries associated with the 1994 termination of certain Janus compensation arrangements, should continue to be sustained throughout the remainder of 1995.

Liquidity and Capital Resources

Summary cash flow data is as follows (in millions):

                                                 Six Months
                                               Ended June 30,
                                              1995        1994
Cash flows provided by (used for):
 Operating activities                      $  87.1      $ 109.7
 Investing activities                       (183.8)      (170.1)
 Financing activities                         96.0         63.7
  Net increase (decrease) in cash
    and equivalents                            (.7)         3.3
  Cash and equivalents at beginning of year   12.7          6.6
  Cash and equivalents at end of period    $  12.0      $   9.9

During the first six months of 1995, the Registrant's cash position remained relatively unchanged, decreasing from $12.7 million at December 31, 1994, to $12.0 million at June 30, 1995. Operating cash flows and proceeds from issuance of long term debt in excess of repayments, were used for property acquisitions, investment in affiliates, and purchase of companies. Operating cash flows for the first six months of 1995 of $87.1 million decreased $22.6 million compared to prior year. The decrease was chiefly attributable to lower net income; a net change in working capital items, primarily a decrease in accounts payable, partially offset by an increase in accrued liabilities; and an increase in depreciation and amortization. Net income includes a non cash gain of $4.7 million, net of deferred taxes, from the sale of IFTC, as described more fully in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

During the first six months of 1995, cash was invested in KCSR road property additions and additions related to DST's Winchester Data Center expansion and data processing equipment needs. KCSR capital expenditures for property acquisitions have, however, declined 42% in the first six months of 1995 compared to prior year, due largely to the completion of a long term capital improvement program in late 1994. Cash was also used for investment acquisitions, principally DST purchase of Supervised Service Company ("SSC") from Kemper Financial Services and further investment in international companies; and investments and loans with affiliates, which was principally re-lated to the Janus minority restructuring. Financing cash flows were generated through issuance of long-term debt in excess of repayments. Debt proceeds were used at KCSR for working capital, DST for working capital and acquisition investments, Southern Leasing for portfolio growth as well as Registrant Common stock repurchases. The Registrant also made principal payments totaling $4.2 million with respect to the Registrant's Employee Stock Ownership Plan ("ESOP") indebtedness.

Cash flows from operations are expected to increase during the remainder of 1995 from positive operating income, which have historically resulted in favorable cash flows, and higher levels of depreciation and amortization than prior year. Investing activities will continue to use significant amounts of cash, although such amounts will be reduced from 1994 levels as KCSR has completed its roadbed capital improvement program. The Registrant anticipates that continued roadway improvement investments will be funded by KCSR operating cash flow. Other capital expenditures may be funded through debt. Investing cash flows will also be used for completion of the expansion of DST's Winchester Data Center, expected to be completed in the latter half of 1995.

In addition to operating cash flows, the Registrant has available financing arrangements at subsidiary levels (including remaining credit from the pre-viously described new $250 million credit agreement at DST), remaining credit from $400 million in the Registrant's previously described new credit agreement, of which $419.1 million was available at June 30, 1995, proceeds available with respect to the Registrant's $200 million Note and Medium Term Notes shelf filing, of which $100 million were issued at June 30, 1995 and $500 million with respect to a Universal Shelf Offering filed in September 1993 and as amended April 19, 1995. The Registrant has not yet requested that the $500 million Universal Shelf Offering be declared effective by the Securities and Exchange Commission and no securities have been issued. As further described under "Recent Announcements" in Item 2 of this Form 10-Q, the Registrant has announced its intention to sell 51% of DST later this year, market conditions permitting. Should this occur, it would result in significant cash being generated for the Registrant. Such proceeds are currently anticipated to be used for debt repayment, purchase of Registrant common stock, and general corporate purposes. The Registrant believes these positive operating cash flows and available financing resources are sufficient to fund working capital and other requirements for the remainder of 1995.

The Registrant's debt ratio (debt as a percent of total debt plus equity) at June 30, 1995 was 62.8% compared to 59.6% for the year ended December 31, 1994. While consolidated equity increased in the first six months of 1995, consoli-dated debt more than proportionately increased from borrowings to finance the Common stock repurchases, acquisitions and investments described earlier.
PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Part I, Item 1, Footnote 10 to the financial statements of this Form 10-Q is hereby incorporated herein by reference.


Item 6. Exhibits and Reports on Form 8-K

a)   Exhibits
     Exhibit 10.1 - Five-Year Competitive Advance and Revolving Credit Facility Agreement dated May 5, 1995 among Kansas City Southern Industries, Inc. and the lenders named.

     Exhibit 10.2 - Employment agreement dated May 15, 1995, among Kansas City Southern Industries, Inc., The Kansas City Southern Railway Company, and Michael R. Haverty.

     Exhibit 27.1 - Financial Data Schedule.

b)   Reports on Form 8-K
     The Registrant filed a Form 8-K dated May 15, 1995, under Item 5 reporting the retirement and resignation of George W. Edwards, Jr. President and Chief Executive Officer of the Kansas City Southern Railway and a Director and Executive Vice President of the Registrant. Mr. Edwards is succeeded by Michael R. Haverty, former President of The Atchison, Topeka, and Santa Fe Railway.






SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on August 9, 1995.

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