Form 10-Q
period 1995-09-30
KANSAS CITY SOUTHERN INDUSTRIES INC
filed 1995-11-14
CIK 54480

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1995

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

          Class                                Outstanding at November 8, 1995

Common Stock, $.01 per share par value                       40,612,460 Shares

             KANSAS CITY SOUTHERN INDUSTRIES, INC.

                           FORM 10-Q

                       SEPTEMBER 30, 1995

                             INDEX


                                                           Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Introductory Comments                                                   1

Consolidated Condensed Balance Sheets -
September 30, 1995 and December 31, 1994                                2

Consolidated Condensed Statements of Income -
Three and Nine Months Ended September 30, 1995 and 1994                 3

Computation of Primary Earnings per Common Share                        3

Consolidated Condensed Statements of Cash Flows -
Nine Months Ended September 30, 1995 and 1994                           4

Notes to Consolidated Condensed Financial Statements                    5

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                                    10

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                              18

Item 5. Other Information                                              18
      - Public Offering of DST Systems, Inc.
      - Pro Forma Financial Information
      - Stockholder Rights Plan
      - Dividend Reinvestment Plan

Item 6. Exhibits and Reports on Form 8-K                               28

SIGNATURES                                                             30

             KANSAS CITY SOUTHERN INDUSTRIES, INC.

                           FORM 10-Q

                       SEPTEMBER 30, 1995


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

On October 31, 1995, DST Systems, Inc. ("DST"), a wholly-owned subsidiary of the Registrant, and the Registrant effected an Initial Public Offering for a total of 22 million shares of DST Common stock. In conjunction with the offering, the Registrant completed an exchange of 4.3 million shares of DST Common stock for 1.8 million shares of Registrant Common stock held by the DST portion of the Employee Stock Ownership Plan. On November 6, 1995, the underwriters exercised an over-allotment option for an additional 3.3 million DST shares owned by the Registrant, effectively completing the DST offering. As a result of these transactions, the Registrant will retain an approximate 41% interest in DST, and account for DST as an equity investment in the future. See Note 1 to the Consolidated Condensed Financial Statements for additional information. The Consolidated Condensed Financial Statements should be read in conjunction with Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments - included in this Form 10-Q. Additional information regarding the DST offering and its estimated affect upon the Registrant is included in the unaudited pro forma financial information presented in Part II, Item 5 to this Form 10-Q.

             KANSAS CITY SOUTHERN INDUSTRIES, INC.
             CONSOLIDATED CONDENSED BALANCE SHEETS
                     (Dollars in Millions)
                          (Unaudited)

                                           September 30,       December 31,
                                                1995                1994
                             ASSETS
Current Assets:
 Cash and equivalents                        $    14.6       $    12.7
 Accounts receivable, net                        263.3           232.3
 Inventories                                      47.7            46.6
 Other current assets                            102.1            88.5
   Total current assets                          427.7           380.1

Investments (held for operating purposes)        291.8           214.6

Properties (net of $740.6 and $686.0 accumulated
 depreciation and amortization, respectively)  1,505.1         1,415.3

Intangibles and Other Assets                     282.5           220.8

    Total assets                             $ 2,507.1        $2,230.8

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Debt due within one year                    $    96.4        $   56.4
 Accounts and wages payable                      129.4           140.8
 Other accrued and current liabilities           166.2           142.4
    Total current liabilities                    392.0           339.6

Other Liabilities:
 Long-term debt                                1,038.1           928.8
 Deferred income taxes                           265.8           204.2
 Other deferred credits and liabilities          103.1            80.5
    Total other liabilities                    1,407.0         1,213.5

Minority Interest                                 11.3            10.5

Stockholders' Equity:
 Preferred stock                                   7.1             7.1
 Common stock                                       .4              .4
 Capital surplus                                 304.0           338.0
 Retained earnings                               585.3           530.1
 Shares held in trust                           (200.0)         (200.0)
 ESOP deferred compensation                       --              (8.4)
    Total stockholders' equity                   696.8           667.2

    Total liabilities and
      stockholders' equity                   $ 2,507.1        $2,230.8

See accompanying notes to consolidated condensed financial statements.

             KANSAS CITY SOUTHERN INDUSTRIES, INC.
          CONSOLIDATED CONDENSED STATEMENTS OF INCOME
          (Dollars in Millions, Except per Share Data)
                          (Unaudited)

                                       Three Months            Nine Months
                                   Ended September 30,     Ended September 30,
                                    1995          1994       1995      1994


Revenues                            $ 323.3      $ 273.4     $ 934.2  $ 805.7

Costs and expenses                    216.8        185.6       669.6    547.5
Depreciation and amortization          38.0         30.7       107.5     86.3

  Operating Income                     68.5         57.1       157.1    171.9


Equity in net earnings of
  unconsolidated affiliates             4.2          6.8        13.2     17.9
Gain on sale of equity investment       --          --          39.7      --
Interest expense                      (20.5)       (15.2)      (59.3)   (39.7)

Pretax income                          52.2         48.7       150.7    150.1
Provision for taxes on income          20.2         18.4        78.5     56.1

Income before minority interest        32.0         30.3        72.2     94.0
Minority interest                       3.1          1.7         7.4      6.0

  Net Income                           28.9         28.6        64.8     88.0

Less-dividends on preferred stock        .1           .1          .2       .2

  Net Income Applicable to
  Common Stockholders               $  28.8     $   28.5    $   64.6   $ 87.8


Computation of Primary Earnings per Common Share

Average Primary Common
  Shares Outstanding(in thousands)   44,032       45,092      44,493   45,112

Primary Earnings per Common Share:  $   .65     $    .64     $  1.45   $ 1.95

Cash Dividends Paid:
  Per Common share                  $.071/2     $ .071/2    $ .221/2  $.221/2
  Per Preferred share               $   .25     $    .25    $    .75  $   .75

See accompanying notes to consolidated condensed financial statements.
             KANSAS CITY SOUTHERN INDUSTRIES, INC.
        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                     (Dollars in Millions)
                          (Unaudited)

                                                      Nine Months
                                                  Ended September 30,
                                                   1995          1994
CASH FLOWS PROVIDED BY (USED FOR):

OPERATING ACTIVITIES:
 Net income                                      $   64.8      $  88.0
 Adjustments to net income:
  Depreciation and amortization                     107.5         86.3
  Deferred income taxes                              59.3         31.4
  Equity in undistributed earnings                  (12.2)       (17.6)
  Gain on sale of equity investment                 (39.7)        --
 Changes in working capital items:
  Accounts receivable                               (26.1)       (20.7)
  Inventories                                        (1.0)        (3.7)
  Other current assets                              (16.2)         1.6
  Accounts and wages payable                        (24.6)        23.3
  Other accrued and current liabilities              24.6           .8
 Other, net                                          15.2         (1.9)
   Net                                              151.6        187.5

INVESTING ACTIVITIES:
 Property acquisitions                             (146.9)      (216.2)
 Proceeds from disposal of property                   8.3         15.7
 Purchase of companies, net of cash acquired        (49.7)        (1.0)
 Investment and loans with affiliates               (50.9)       (23.0)
 Proceeds from disposal of investments                 --          4.5
 Other, net                                            .7          4.4
   Net                                             (238.5)      (215.6)

FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt           244.7        148.0
 Repayment of long-term debt                        (99.8)       (70.4)
 Proceeds from stock plans                            5.7          3.8
 Stock repurchased                                  (47.2)       (10.2)
 Cash dividends paid                                 (9.9)       (10.0)
 Other, net                                          (4.7)       (10.6)
   Net                                               88.8         50.6

CASH AND EQUIVALENTS:
 Net increase                                         1.9         22.5
 At beginning of year                                12.7          6.6
 At end of period                                 $  14.6     $   29.1

See accompanying notes to consolidated condensed financial statements.
             KANSAS CITY SOUTHERN INDUSTRIES, INC.

                           FORM 10-Q

                       SEPTEMBER 30, 1995

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS




1. In the opinion of the Registrant, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the financial position of Kansas City Southern Industries, Inc. ("Registrant" or "KCSI") and its subsidiary companies as of September 30, 1995 and December 31, 1994, the results of operations for the three and nine months ended September 30, 1995 and 1994, and cash flows for the nine months ended September 30, 1995 and 1994.

On October 31, 1995, DST Systems, Inc. ("DST") and the Registrant effected an initial public offering for a total of 22 million shares of DST Common stock. The initial offering price was $21 per share. Of the 22 million shares, 19,450,000 and 2,550,000 were offered by DST and the Registrant, respectively. On November 6, 1995, an over-allotment option, granted by the Registrant to the underwriters, for an additional 3,300,000 DST shares owned by the Registrant was exercised, effectively completing the DST offering. The approximate $384.0 million in net proceeds received by DST have been used to reduce outstanding indebtedness to the Registrant and borrowings on bank credit lines, and for working capital. The approximate $200 million in net proceeds, after applicable income taxes, received by the Registrant from sale of DST stock and repayment of indebtedness by DST have been or will be used for repayment of debt, repurchase of Registrant Common stock and general corporate purposes. In conjunction with the offering, the Registrant completed an exchange of 4,253,508 shares of DST Common stock for 1,820,000 shares of Registrant Common stock held by the DST portion of the Employee Stock Ownership Plan. The 1,820,000 shares received in the exchange have been accounted for as treasury shares by the Registrant. Upon completion of all associated transactions, the Registrant will own approximately 41% of the outstanding Common stock of DST, and will recognize an estimated one-time gain of approximately $140 million, net of taxes, during fourth quarter 1995.

DST will cease to be included in the Registrant's consolidation, and will be accounted for as an equity investment in accordance with the Registrant's accounting policy described more fully in Note 1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

See further discussion in Part II, Item 5 "Pro Forma Financial Information", which gives effect to the offering and associated transactions as of September 30, 1995 for balance sheet purposes; January 1, 1995 for income statement purposes covering the nine months ended September 30, 1995; and January 1, 1994 for income statement purposes covering the year ended December 31, 1994, after giving effect to the pro forma adjustments described therein.

2. The results of operations for the three and nine months ended September 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year 1995.

3. The accompanying financial statements have been prepared consistent with accounting principles described more fully in Note 1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

4. The Registrant's inventories, $47.7 million at September 30, 1995 and $46.6 million at December 31, 1994, principally represent material and supplies related to rail transportation and DST's output processing operations. Other components of inventories are immaterial.

5. Investments in unconsolidated affiliates and certain other investments accounted for under the equity method of accounting include all entities in which the Registrant or its subsidiaries have significant influence but not more than 50% control. Investments in unconsolidated affiliates (joint ventures) at September 30, 1995 include the equity interests of DST in Boston Financial Data Services, Inc., The Continuum Company, Inc., Argus Health Systems, Inc., First of Michigan Capital Corporation, and certain other venture operations plus the Registrant's interests in other companies. Among other provisions, the joint venture agreements contain "change of control" provisions affecting the rights of the partners to acquire the other partners' equity interests in the event of circumstances which would result in a change of control.

On January 31, 1995, DST completed the sale of its 50% ownership in IFTC Holdings, Inc., which wholly-owns Investors Fiduciary Trust Company ("IFTC"), to State Street Boston Corporation ("State Street"), in a non-cash, tax-free exchange for State Street Common stock. At closing of the transaction, DST received 2,986,111 shares of State Street Common stock (representing an
approximate 4% interest in State Street).   As a result of this transaction,
DST recognized a net gain of $4.7 million in first quarter 1995. With the closing of the transaction, IFTC ceases to be an unconsolidated affiliate of DST and no further equity in earnings of IFTC will be recorded by DST.

Combined condensed financial information of unconsolidated affiliates is shown below (dollars in millions):

Financial Condition

                                          September 30,      December 31,
                                            1995                 1994
Current assets                             $ 412.1            $ 1,129.7
Non-current assets                           163.0                143.6
  Assets                                   $ 575.1            $ 1,273.3

Current liabilities                        $ 273.3            $   933.9
Non-current liabilities                       91.9                 73.2
Equity of stockholders and partners          209.9                266.2
  Liabilities and equity                   $ 575.1            $ 1,273.3

Investment in unconsolidated affiliates    $ 119.9            $   166.5


Operating Results

                             Three Months             Nine Months
                          Ended September 30,      Ended September 30,
                         1995           1994        1995        1994


Revenues:
 IFTC                  $   --         $   11.0    $  --     $   32.2
 All others              188.7           138.7      533.6      423.8
  Total Revenues       $ 188.7        $  149.7    $ 533.6   $  456.0

Costs and expenses:
 IFTC                  $   --         $    7.7     $  --     $   23.1
 All others              176.8           125.5       496.9      389.3
  Total Costs and
    Expenses           $ 176.8        $  133.2     $ 496.9   $  412.4

Net Income:
 IFTC                  $  --          $    3.3     $  --     $    9.1
 All others               11.9            13.2        36.7       34.5
  Total Net Income     $  11.9        $   16.5     $  36.7   $   43.6

Equity in Earnings:
 IFTC                  $  --          $    1.6     $  --     $    4.5
 All others                4.2             5.2        13.2       13.4
  Total Equity in
     Earnings          $   4.2        $    6.8     $  13.2   $   17.9


6. For purposes of the Statement of Cash Flows, the Registrant considers all short-term liquid investments with a maturity of generally three months or less to be cash equivalents. Other required supplementary disclosures follow:

a. Cash Flow Information (in millions):

                                                 Nine Months
                                             Ended September 30,
                                              1995        1994
Interest paid                                 $ 64.9     $ 55.8
Income taxes paid                               20.0        3.8

b. Noncash Investing and Financing Activities:

During the first nine months of 1995 and 1994, the Registrant recorded expenses of $8.4 million and $3.2 million, respectively, related to its existing ESOP. These charges, which were non-cash in nature, had the effect of decreasing retained earnings and ESOP deferred compensation with no overall effect upon stockholders' equity.

In the first nine months of 1995, DST acquired mainframe computer equipment and software for its Winchester Data Center and production equipment for its output processing facilities in the amount of $15.2 million. These purchases were financed through vendor installment notes and capital leases which required no direct outlay of cash.

As further described in Note 5, the Registrant's wholly-owned subsidiary, DST, exchanged its equity interest in IFTC for State Street Common stock. Further details regarding the IFTC transaction, including unaudited pro forma combined financial statements, are disclosed in a Form 8-K filed by the Registrant dated January 31, 1995.

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

As previously disclosed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, DST signed a definitive agreement to purchase substantially all of the assets and business operations of Supervised Service Company ("SSC"), a subsidiary of Kemper Financial Services, Inc. ("Kemper"), and the mutual fund shareholder servicing system software owned by Kemper Service Company ("KSC") used to service clients of SSC and certain of the Kemper Mutual Funds. In conjunction with and subject to these transactions, DST also agreed to enter into long-term contracts with Kemper to provide mutual fund shareholder system services and portfolio accounting system services for the Kemper Mutual Funds. The transaction was completed on April 17, 1995.

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

8. On May 5, 1995, the Registrant established credit agreements for both KCSI and DST in the amounts of $400 million and $250 million, respectively. These credit agreements replace approximately $420 million of Registrant credit agreements, which had been in place for varying periods since 1992. Proceeds of the KCSI credit facility are anticipated to be used for general corporate purposes. The proceeds from the DST credit agreements were used to pay a $150 million dividend to KCSI, to repay bridge financing in connection with the Kemper transaction described in Note 7, and for general corporate purposes. These agreements include facility fees ranging from .07 - .25 % per annum, below prime interest rates, and terms ranging from one to five years. Among other provisions, the agreements limit subsidiary indebtedness and sales of assets, and require certain coverage ratios.

9. In August 1995, the Registrant entered into a forward stock purchase contract ("the contract") as a means of securing a potentially favorable price for the repurchase of its Common stock in connection with the stock repurchase program authorized by the Registrant's Board of Directors on April 24, 1995. The contract, which is not held for trading purposes, allows the Registrant to purchase from a major international financial institution two million shares of the Registrant's Common stock over various time periods at an aggregate price of $88.2 million. In addition to the aggregate market price, the contract includes an escalating transaction premium which would have totaled approximately $300,000 if the contract were to have been settled as of September 30, 1995. The contract also contains provisions which allow the Registrant to elect a net cash or net share settlement in lieu of physical settlement of the shares. The transaction will be recorded in the Registrant's financial statements upon settlement of the contract in accordance with the Registrant's accounting policies with respect to treasury stock described more fully in the Notes to Financial Statements included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994. Any appreciation or depreciation in the Registrant's stock related to the contract will be reflected as an equity component upon settlement of the contract. On September 30, 1995, the fair value of two million shares of the Registrant's Common stock was $91.0 million, based on quoted market prices.

The contract involves, to varying degrees, elements of credit and market risk; however, the Registrant does not anticipate any material adverse effect on its financial position resulting from its involvement in this contract, nor does it anticipate nonperformance by the counter party. The contract is unsecured.

10.On September 19, 1995, the Registrant's Board of Directors approved a Stockholder Rights Plan ("Plan"). Distribution of the rights under that Plan will have no dilutive effect, will not affect reported earnings per share, will not be taxable to the Registrant or stockholders and will not change the manner in which the Registrant's shares are presently traded. A summary of the Plan is set forth under Part II, Item 5 of this Form 10-Q.

11.On November 10, 1995, the Registrant completed the purchase of 49% of the common stock of Mexrail, Inc. ("Mexrail"), including Mexrail's wholly-owned subsidiary, The Texas Mexican Railway Company ("Tex-Mex"), from Transportacion Maritima Mexicana, S.A. de C.V. Tex-Mex operates a rail line extending from Corpus Christi to Laredo, Texas. The purchase price of $23 million, which is subject to certain conditions, was financed through the Registrant's existing credit lines. The investment will be accounted for under the equity method of accounting.

12.On April 19, 1995, the Registrant filed Amendment No.1 to its Registration Statement on Form S-3 with the SEC (File No. 33-69648), registering $500 million in securities. The Registrant has not yet requested that the Registration Statement be declared effective and no securities have been issued.

13.LITIGATION. The Registrant has had no significant changes in its outstanding litigation from that previously reported in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.


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

The Registrant's business activities by industry segment and principal subsidiary companies are:

  Transportation Services - Operating a Class I Common Carrier Railroad system through the Registrant's 100% owned subsidiary The Kansas City Southern Railway Company ("KCSR"), along with Southern Leasing Corporation, Pabtex, Inc., Trans-Serve, Inc. and other subsidiaries supporting the transportation segment.

  Information & Transaction Processing - See "Recent Developments" below for a discussion on the change in ownership relative to DST as a result of DST's stock offering in October 1995. DST, a 100% owned subsidiary as of September 30, 1995, together with its subsidiaries and joint ventures, (principally The Continuum Company, Inc., Boston Financial Data Services, Inc., Argus Health Systems, Inc.), provides sophisticated information processing and computer software services and products, primarily to mutual funds, insurance providers, banks and other financial services organizations.

  Financial Asset Management - Management of investments for mutual funds, private and other accounts through Janus Capital Corporation ("Janus"), an 83% owned subsidiary and Berger Associates, Inc. ("Berger"), an 80% owned subsidiary.

  Eliminations, Corporate & Other - Primarily general administrative and corporate operations of the Registrant and other minor subsidiaries.

The information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Notes to Consolidated Condensed Financial Statements included in this Form 10-Q and the financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.


Recent Developments

DST Stock Offering - On October 31, 1995, DST and the Registrant effected an initial public offering for a total of 22 million shares of DST Common stock. The initial offering price was $21 per share. Of the 22 million shares, 19,450,000 and 2,550,000 were offered by DST and the Registrant, respectively. In conjunction with the offering, the Registrant completed an exchange of 4,253,508 shares of DST Common stock for 1,820,000 shares of Registrant Common stock held by the DST portion of the Employee Stock Ownership Plan. On November 6, 1995, an over-allotment option, granted by the Registrant to the underwriters, for an additional 3,300,000 DST shares owned by the Registrant was exercised, effectively completing the DST offering. As a result of these transactions, the Registrant owns approximately 41% of the outstanding Common stock of DST. Accordingly, subsequent to the closing of these transactions, DST will cease to be included in the Registrant's consolidation, and will be accounted for as an equity investment in the future. See additional discussion in Liquidity and Capital Resources within the Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

Stockholder Rights Plan - On September 19, 1995, the Registrant's Board of Directors approved a Stockholder Rights Plan ("Plan"). Distribution of the rights under that Plan will have no dilutive effect, will not affect reported earnings per share, will not be taxable to the Registrant or stockholders and will not change the manner in which the Registrant's shares are presently traded. The Board declared a dividend of one right for each share of the Registrant's Common stock outstanding to stockholders of record on October 12, 1995. The Rights will not be exercisable and will be inseparable from and trade automatically with the Registrant's Common stock until certain events occur (as defined in the Plan) which would trigger provisions of the rights.
A summary of the Plan is set forth herein under Part II, Item 5 of this Form
10-Q.

Dividend Reinvestment Plan - On September 19, 1995, the Registrant's Board of Directors also adopted a dividend reinvestment plan which will allow registered common stockholders to reinvest all or a portion of the dividends on Common shares enrolled in the plan. Registered stockholders will also be permitted to make additional cash payments to purchase up to $5,000 of Registrant stock quarterly. The plan is expected to be implemented by January 1, 1996.

Mexrail, Inc. Investment - On November 10, 1995, the Registrant purchased 49% of the common stock of Mexrail, Inc. ("Mexrail"), including Mexrail's wholly-owned subsidiary, The Texas Mexican Railway Company ("Tex-Mex"), from Transportacion Maritima Mexicana, S.A. de C.V. The Tex-Mex operates a rail line extending from Corpus Christi to Laredo, Texas. The purchase price of $23 million (which is subject to certain conditions) was financed through existing credit lines. The investment will be accounted for under the equity method of accounting.


Results of Operations
Segment revenues and operating income comparisons follow (dollars in millions):

                                      Three Months          Nine Months
                                   Ended September 30,   Ended September 30,
                                     1995         1994    1995      1994

Revenues:
 Transportation Services            $ 139.0   $ 130.3   $ 407.8   $ 377.0
 Information & Transaction Processing 122.7      98.8     353.9     297.4
 Financial Asset Management            63.2      45.2     176.0     133.5
 Eliminations, Corporate & Other       (1.6)      (.9)     (3.5)     (2.2)
   Total                            $ 323.3   $ 273.4   $ 934.2   $ 805.7

Operating Income:
 Transportation Services            $  28.7   $  34.2   $  61.7   $  93.6
 Information & Transaction Processing  11.2       5.4      32.7      27.0
 Financial Asset Management            29.9      21.2      69.6      59.8
 Eliminations, Corporate & Other       (1.3)     (3.7)     (6.9)     (8.5)
   Total                            $  68.5   $  57.1   $ 157.1   $ 171.9

The Registrant reported third quarter 1995 earnings of $28.9 million ($0.65 per share), slightly higher than the $28.6 million ($0.64 per share) earned in the third quarter 1994. Consolidated revenues rose 18% to $323.3 million compared to the prior period due to growth in all of the Registrant's primary business segments. Operating income rose 20% to $68.5 million as compared to $57.1 million in the third quarter 1994, primarily a result of improved operating results in the Information & Transaction Processing and Financial
Asset Management segments.   The increases in revenues and operating income
were substantially offset by i) increased interest expense due to higher debt balances related to purchases of companies, investments in affiliates and repurchase of Registrant Common stock and ii) reduced earnings on equity investments, primarily due to DST's sale of Investors Fiduciary Trust Company ("IFTC"), which provided $1.7 million in pretax equity earnings during third quarter 1994.

For the nine months ended September 30, 1995, earnings of $64.8 million ($1.45 per share) decreased 26% from the comparable prior period earnings of $88.0 million ($1.95 per share). However, year to date 1995 results include approximately $19.7 million, or $0.44 per share, of unusual costs and expenses incurred through the second quarter related to employee separations and other personnel related activities, unusual system congestion related expenses, and reserves for contracts, leases and property in the Transportation Services segment. These costs and expenses were partially offset by a one-time net gain of $4.7 million on the sale of DST's 50% investment in IFTC in exchange for an approximate 4% Common stock interest in State Street Boston Corporation, as previously reported in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

Third quarter and year to date 1995 results also include non-cash acquisition related intangible amortization expenses of $0.09 per share and $0.26 per share, respectively, as compared to $0.06 per share and $0.18 per share for the third quarter and year to date 1994, respectively. The significant increases in amortization expense in 1995 are due to DST acquisitions (SSC and HiPortfolio), the fourth quarter 1994 Berger Associates, Inc. acquisition and 1995 additional purchase price payments, and the 1995 additional investment in Janus Capital Corporation.

TRANSPORTATION SERVICES

                                     Three Months          Nine Months
                                   Ended September 30,  Ended September 30,
                                    1995        1994      1995      1994

Revenues                            $ 139.0   $ 130.3   $ 407.8   $ 377.0
Costs and expenses                     95.2      83.8     301.5     245.3
Depreciation and amortization          15.1      12.3      44.6      38.1
 Operating income                      28.7      34.2      61.7      93.6
Unconsolidated affiliates              --         (.1)       .1       (.1)
Interest expense                      (12.9)    (12.0)    (38.3)    (32.6)
 Pretax income                         15.8      22.1      23.5      60.9
Income taxes                            6.8       9.0      10.0      25.1
 Net income                         $   9.0   $  13.1   $  13.5   $  35.8

Transportation Services, comprised principally of The Kansas City Southern Railway Company ("KCSR"), reported earnings of $9.0 million for the third quarter 1995, approximately 31% below the $13.1 million for the same period in 1994. Although revenues rose 7% to $139.0 million as compared to third quarter 1994, operating income declined from $34.2 million to $28.7 million, primarily as a result of higher operating costs associated with continued efforts to ease the system operating difficulties and increased traffic volumes.

KCSR general commodity carloadings improved 6% in third quarter 1995 as compared to the same period in 1994 on increased volumes in farm products, pulp/paper, and chemicals and petroleum products, partially offset by lower lumber/wood traffic. Intermodal units continued to outperform 1994, experiencing a 46% volume improvement over third quarter 1994. Unit coal revenues decreased approximately 4% due to fewer long hauls to an electric utility generator plant served by KCSR, partially offset by an increase in shorter hauls as a result of the resumption of shipments to a Monticello, Texas electric utility plant ("TUMCO"), which had been out of service since late 1993 and returned on line in June 1995.

KCSR operating expenses in third quarter 1995 were 11% higher than third quarter 1994 due to ongoing costs associated with system operations as previously discussed and higher traffic volumes. In particular, personnel costs, materials and supplies, fuel and car hire expenses exceeded the amounts incurred during the same period in 1994. Additionally, depreciation and amortization expense rose 23% over third quarter 1994, reflecting the completion of the KCSR roadbed improvement program in late 1994. Interest expense for the three months ended September 30, 1995 was slightly higher than the comparable prior period based on higher average debt balances during third quarter 1995.

Transportation Services also included improved results from the Registrant's Pabtex petroleum coke export facility because of higher volumes.

For the nine months ended September 30, 1995 as compared to the same period in 1994, Transportation Services contribution to the Registrant's consolidated net income declined 62%, from $35.8 million to $13.5 million. Revenues increased 8% to $407.8 million, resulting from volume increases in farm products, pulp/paper, chemicals and petroleum products, and intermodal traffic, but were more than offset by the previously discussed unusual costs and expenses incurred in the second quarter, higher operational costs in the third quarter, depreciation associated with the completion of the roadbed improvement program and interest expense attributable to higher debt.


INFORMATION & TRANSACTION PROCESSING

                                     Three Months             Nine Months
                                   Ended September 30,     Ended September 30,
                                    1995        1994         1995      1994

Revenues                            $122.7      $ 98.8      $353.9     $297.4
Costs and expenses                    92.4        77.7       269.6      229.7
Depreciation and amortization         19.1        15.7        51.6       40.7
 Operating income                     11.2         5.4        32.7       27.0
Unconsolidated affiliates              4.1         6.4        13.0       17.6
Gain on sale of equity investment       --          --        39.7        --
Interest expense                      (7.3)       (3.5)      (17.9)     (10.9)
 Pretax income                         8.0         8.3        67.5       33.7
Income taxes                           3.4         2.9        44.6       10.3
Minority interest                       --         (.8)        (.2)      (1.1)
 Net income                         $  4.6      $  6.2      $ 23.1     $ 24.5

The Information & Transaction Processing (primarily comprised of DST Systems, Inc. and affiliates) contribution to Registrant consolidated net income de-clined 26% to $4.6 million during third quarter 1995 as compared to $6.2 million in the same period in 1994, despite a $5.8 million or 107% increase in operating income over the same period for prior year. The decline in earnings is attributable to the absence of IFTC earnings ($1.7 million pre-tax in third quarter 1994), increased depreciation and amortization expense (22% higher than third quarter 1994) due to increased capital additions and the acquisi-tions of SSC and HiPortfolio discussed in the Notes to Consolidated Condensed Financial Statements in this Form 10-Q, and higher interest expense related to the indebtedness associated with the $150 million dividend to the Registrant in May 1995. Together these items reduced third quarter 1995 DST net income by approximately $3.9 million after-tax, equivalent to $0.09 per Registrant share.

DST consolidated revenues increased 24% to $122.7 million in third quarter
1995 as mutual fund shareowner accounts serviced (representative of the growth in DST's mutual fund clients) rose to 35.5 million at September 30, 1995, an increase of 13% over comparable September 30, 1994 and 11% over year end 1994, leading to increased mutual fund processing volumes. The increase in revenues helped raise operating income to $11.2 million, a 107% increase over the $5.4 million recorded in third quarter 1994. Operating income for DST's established interrelated business activities increased to $11.4 million on a 15% increase in mutual fund processing revenues over third quarter 1994, offset partially by $2.1 million in expenses from i) transition costs associated with the conversion of new accounts as a result of agreements with Kemper Service Company and Kemper Financial Services, Inc., as previously reported, and ii) increased accruals for a performance-based incentive compensation program in connection with a 1991 acquisition, which program will be completed at December 31, 1995.

DST's developmental and international business units reported operating losses of $300,000 during third quarter 1995 as compared to a loss of $3.0 million for the comparable period in 1994. The reduced loss in third quarter 1995 as compared to 1994 is due to a 119% increase in revenues for these business units (to $19.3 million) as compared to third quarter 1994 and the inclusion of losses incurred by Clarke & Tilley Data Services ("CTDS") in 1994 results, as they were not deconsolidated until the end of third quarter 1994 following an ownership restructuring. Losses have continued for these units as a result of costs and expenses increasing at a higher rate than revenues due to continued product development and integration of acquired companies and products to existing DST services. Both Belvedere Financial Systems, Inc.
and DBS Systems Corp. experienced losses due to these developmental efforts.

Equity in earnings of unconsolidated affiliates of $4.1 million for the third quarter was 36% less than the $6.4 million recorded in the same period in 1994. As previously discussed, third quarter 1995 does not include any earnings from IFTC, while the same period in 1994 included $1.7 million pre-tax IFTC equity earnings. Additionally, DST deconsolidated CTDS, a foreign joint venture, at the end of third quarter 1994. DST recorded equity in CTDS losses of $700,000 during the third quarter 1995. Improved earnings reported by The Continuum Company, Boston Financial Data Services, Inc. and Argus Healths Systems, Inc., as a result of improved volumes for their respective businesses, helped offset the decreases associated with IFTC and CTDS.

Information & Transaction Processing's contribution to the Registrant's consolidated net income decreased 6% to $23.1 million for the first nine months of 1995 as compared to $24.5 million for the comparable period in 1994. Revenues rose 19% to $353.9 million, including an increase of 96% from developmental and international business units, during the nine months ended September 30, 1995 versus the same period in 1994. Costs and expenses increased 17% to $269.6 million, of which $51.8 million was attributable to the developmental and international business units. The increase in costs was partially due to $5.2 million in expenses related to the Kemper agreements and performance-based incentive accruals as discussed previously.
Depreciation and amortization was $10.9 million (27%) higher in third quarter 1995 than third quarter 1994 as a result of increased capital additions and the acquisitions of SSC and HiPortfolio. Equity in earnings of unconsoli-dated affiliates decreased $4.6 million primarily due to the previously discussed sale of IFTC in the first quarter 1995.


FINANCIAL ASSET MANAGEMENT

                                      Three Months             Nine Months
                                   Ended September 30,     Ended September 30,
                                    1995        1994        1995        1994

Revenues                            $  63.2     $  45.2     $176.0    $133.5
Costs and expenses                     29.9        22.7       96.7      67.7
Depreciation and amortization           3.4         1.3        9.7       6.0
 Operating income                      29.9        21.2       69.6      59.8
Interest expense                       (1.2)        (.3)      (3.8)     (1.1)
 Pretax income                         28.7        20.9       65.8      58.7
Income taxes                           11.8         8.2       27.0      22.9
Minority interest                       3.1         2.5        7.6       7.1
 Net income                         $  13.8     $  10.2     $ 31.2    $ 28.7

Financial Asset Management, comprised of Janus Capital Corporation and Berger Associates, Inc., contributed $13.8 million to third quarter 1995 consolidated results, a 35% increase over the $10.2 million for the comparable period in 1994. Consolidated revenues increased 40% to $63.2 million and operating income increased 41% to $29.9 million during the third quarter 1995 versus third quarter 1994 as a result of an increase in assets under management to $33.2 billion (an improvement of 28% over December 31, 1994) and the inclusion of Berger as a consolidated subsidiary. Net income did not increase in proportion to revenue and operating income due to increased intangible amortization and interest expense associated with the acquisition of a controlling interest in Berger in late 1994 along with additional purchase price payments in 1995, and purchase of additional ownership in Janus in early 1995.

In addition to the growth in assets under management, shareholder accounts grew to 2.5 million as compared to the 2.4 million at year end 1994.
Continued favorable market conditions during the third quarter of 1995 helped to fuel the improvements in assets under management and shareholder accounts, resulting in a revenue improvement. Operating expenses increased 32% to $29.9 million from $22.7 million recorded in the third quarter 1994, primarily attributable to the inclusion of Berger as a consolidated subsidiary and higher business volumes. As noted previously, depreciation and amortization expense in third quarter 1995 exceeded the comparable period in 1994 by $2.1 million or 162% due to the acquisition of additional ownership in both Berger and Janus.

For the nine months ended September 30, 1995, Financial Asset Management contributed $31.2 million to the Registrant's consolidated results, $2.5 million or 9% greater than the comparable 1994 period. The first nine months of 1995 included earnings of Berger, which was not consolidated until fourth quarter 1994. Janus revenues increased 14% to $151.7 million for the nine months ended September 30, 1995, while Berger revenues included in the consolidated results were $24.3 million. Cost and expenses were 43% higher for the nine months ended September 30, 1995 as compared to the same period in 1994, primarily attributable to the inclusion of Berger in consolidation and increases in Janus marketing and promotional expenses incurred predominantly in the first quarter of 1995. Depreciation and amortization during this period was $3.7 million higher than the same period in 1994 due to the previously discussed acquisitions of additional ownership in Berger and Janus.


ELIMINATIONS, CORPORATE & OTHER

                                     Three Months              Nine Months
                                   Ended September 30,     Ended September 30,
                                    1995        1994         1995       1994

Revenues                            $ (1.6)     $  (.9)     $ (3.5)    $(2.2)
Costs and expenses                     (.7)        1.4         1.8       4.8
Depreciation and amortization           .4         1.4         1.6       1.5
 Operating loss                       (1.3)       (3.7)       (6.9)     (8.5)
Unconsolidated affiliates               .1          .5          .1        .4
Interest income                         .9          .6          .7       4.9
 Pretax loss                           (.3)       (2.6)       (6.1)     (3.2)
Income tax (benefits)                 (1.8)       (1.7)       (3.1)     (2.2)

Net income (loss)                   $  1.5      $  (.9)     $ (3.0)    $(1.0)

Eliminations, Corporate & Other recorded net income of $1.5 million versus a loss of $0.9 million for the equivalent period in 1994, primarily due to improved cost control at the KCSI Holding Company and the reduction of certain employee retiree benefit accruals.

For the first nine months of 1995, Eliminations, Corporate & Other contributed a net loss of $3.0 million as compared to a loss of $1.0 million for the comparable period in 1994. Comparability with 1994 is affected by the reversal in second quarter 1994 of certain employment tax and interest expense accruals resulting from the favorable outcome of long standing employment tax issues, which reduced overall 1994 costs and expenses.


TRENDS AND OUTLOOK

The Registrant reported earnings of $0.65 per share for the third quarter 1995, slightly higher than third quarter 1994 earnings of $0.64 per share. Consolidated revenues increased 18% to $323.3 million from revenue growth in all of the Registrant's primary business segments. Transportation Services reported decreased earnings as system operating issues increased operational costs disproportionately with the revenue increase associated with improved traffic levels. Information & Transaction Processing reported lower results due to the absence of earnings from IFTC and higher interest and amortization expense. Financial Asset Management earnings were higher on increased revenues at Janus and the inclusion of Berger in late 1994.

A current outlook for the remainder of 1995 is as follows:

i) Transportation Services - KCSR rail operations are expected to continue to experience increased traffic levels, led by the intermodal, farm products, chemicals, petroleum and paper/pulp components. Unit coal revenues, which are slightly ahead of prior year's results, should reflect the benefits associated with resumption of shipments to the "TUMCO" electric utility plant, but otherwise generally equalize on an annual basis. Continued improvement to system operations caused by increased traffic levels is anticipated throughout the remainder of 1995.
ii) Financial Asset Management - Both Janus and Berger experienced growth of assets under management in the third quarter, while shareholder accounts improved slightly. Future growth will be largely dependent on prevailing financial market conditions, which have generally been favorable in the first nine months of 1995, and relative performance of Janus and Berger products. Costs and expenses should continue at operating levels consistent with the rate of growth, if any, in revenues.
iii) As noted previously, the Registrant will record a gain of approximately $140 million, net of taxes, during fourth quarter 1995, as a result of the DST public offering and associated transactions. The Registrant would expect to experience continuing benefits from its equity partner relationship with DST in the future.

Liquidity and Capital Resources

Summary cash flow data is as follows (in millions):

                                                 Nine Months
                                              Ended September 30,
                                            1995             1994
Cash flows provided by (used for):
 Operating activities                      $  151.6       $  187.5
 Investing activities                        (238.5)        (215.6)
 Financing activities                          88.8           50.6
  Net increase in cash and equivalents          1.9           22.5
  Cash and equivalents at beginning of year    12.7            6.6
  Cash and equivalents at end of period    $   14.6       $   29.1

During the first nine months of 1995, the Registrant's cash position improved from $12.7 million at December 31, 1994 to $14.6 million at September 30, 1995. Operating cash flows together with proceeds from issuance of additional long term debt were used for property acquisitions, purchase of companies and investment in affiliates. Operating cash flows for the first nine months of 1995 were $35.9 million lower than the comparable period in 1994, chiefly attributable to lower net income, an increase in other current assets and a decrease in accounts payable, partially offset by higher depreciation and amortization and an increase in other accrued and current liabilities. Net income includes a non cash gain of $4.7 million, net of deferred taxes, from the sale of IFTC, as described more fully in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

For the nine months ended September 30, 1995, cash was invested in KCSR road property and DST's expansion of its Winchester Data Center and related data processing equipment needs. KCSR capital expenditures for property acquisitions have declined approximately $38.2 million or 39% in the first nine months of 1995 compared to the same period in 1994 due to the completion of a long term capital improvement program in late 1994. Cash was also used for the purchase of companies, primarily DST's acquisitions of SSC and HiPortfolio, and additional investment in international companies.
Investments and loans with affiliates increased over the prior period principally as a result of the January 1995 Janus minority restructuring. Financing cash flows were generated through the issuance of long term debt in excess of repayments. The debt proceeds were used for KCSR working capital purposes, DST working capital and acquisition investments, and Registrant Common stock repurchases. Additionally, the Registrant retired its remaining Employee Stock Ownership Plan indebtedness by making payments of $13.2 million during 1995, comprised of a $4.2 million scheduled payment and $9.0 million in accelerated payments.

As a result of the DST public offering, operating cash flows provided by DST will no longer be available to the Registrant as DST will be deconsolidated, and therefore, Registrant operating cash flows are expected to decline. This decline, however, will be partially offset by lower Registrant interest expense as a result of decreased debt balances from Registrant repayment of credit lines with proceeds from the offering. Additionally, cash flows from operations generated by the Registrant's Transportation Services and Financial Asset Management segments are expected to increase during the final quarter of 1995 from positive operating income, which have historically provided favorable cash flows, and higher levels of depreciation and amortization than prior year. Investing activities, such as roadway improvement investments, will continue to use significant amounts of cash, although such amounts will be lower than 1994 levels as a result of the completion of both KCSR's roadbed capital improvement program and expansion of the DST Winchester Data Center. The Registrant anticipates that capital expenditures will be funded primarily by operating cash flow and through the issuance of long term debt as required.

As further discussed under "Recent Developments" in Part I, Item 2 of this Form 10-Q, the completion of the DST public offering on October 31, 1995 will provide the Registrant with more than $200 million, net of taxes, through the sale of 5,850,000 shares of DST Common stock and repayment by DST of outstanding indebtedness to the Registrant. Such proceeds are anticipated to be used for Registrant debt repayment, repurchase of Registrant Common stock and general corporate purposes. See additional information in Part II, Item 5 "Pro Forma Financial Information" in this Form 10-Q.

In addition to operating cash flows and the proceeds generated from the DST public offering, the Registrant has available financing arrangements at subsidiary levels and remaining credit of $137 million at September 30, 1995 from the Registrant's previously described new $400 million credit agreement. Also, proceeds are available with respect the Registrant's $200 million Note and Medium Term Notes shelf filing (of which $100 million were unused at September 30, 1995), and $500 million with respect to a Universal Shelf Offering filed in September 1993 and as amended April 19, 1995. The Registrant has not yet requested that the $500 million Universal Shelf Offering be declared effective by the Securities and Exchange Commission and no securities have been issued. The Registrant believes positive operating cash flows, proceeds from the DST public offering and available financing resources are sufficient to fund working capital and other requirements for the remainder of 1995.

The Registrant's debt ratio (total debt as a percent of total debt plus equity) at September 30, 1995 was 61.9% compared to 59.6% as of December 31, 1994. While consolidated equity increased during the first nine months of 1995, consolidated debt more than proportionately increased as a result of borrowings to finance acquisitions, investments and Registrant Common stock repurchases as described earlier. It is anticipated that the debt ratio will decline by December 31, 1995 primarily from the use of cash proceeds from the DST stock offering, partially offset by repurchases of Registrant Common
stock.
PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Part I, Item 1, Note 13 to the Consolidated Condensed Financial Statements of this Form 10-Q is hereby incorporated herein by reference.

Item 5.  Other Information

Public Offering of DST Systems, Inc.

On October 31, 1995, DST Systems, Inc. ("DST") and the Registrant effected an initial public offering for a total of 22 million shares of DST Common stock. The initial offering price was $21 per share. Of the 22 million shares, 19,450,000 and 2,550,000 were offered by DST and the Registrant, respectively. On November 6, 1995, an over-allotment option, granted by the Registrant to the underwriters, for an additional 3,300,000 DST shares owned by the Registrant was exercised, effectively completing the DST offering. The net proceeds received by DST have been used to reduce outstanding indebtedness to the Registrant and banks, and for working capital. The net proceeds received by the Registrant have been or will be used for repayment of debt, repurchase of Registrant Common stock and general corporate purposes. In conjunction with the offering, the Registrant completed an exchange of 4,253,508 shares of DST Common stock for 1,820,000 shares of Registrant Common stock held by the DST portion of the Employee Stock Ownership Plan ("ESOP"). Upon completion of all associated transactions, the Registrant will own approximately 41% of the outstanding Common stock of DST, and will recognize an estimated one-time gain of approximately $140 million, net of taxes, during fourth quarter 1995. DST will cease to be included in the Registrant's consolidation, and will be accounted for as an equity investment in accordance with the Registrant's accounting policy described more fully in Note 1 of the Registrant's Annual Report to Stockholders on Form 10-K for the year ended December 31, 1994. The ESOP, a plan for Registrant and DST employees not covered by collective bargaining agreements, was amended to a multi-employer plan prior to the DST offering.

Pro Forma Financial Information

The following unaudited pro forma financial statements give effect to the public offering of DST Common stock and associated transactions as of September 30, 1995 for balance sheet purposes; January 1, 1995 for income statement purposes covering the nine months ended September 30, 1995; and January 1, 1994 for income statement purposes covering the year ended December 31, 1994, after giving effect to the pro forma adjustments described in the accompanying notes. The pro forma financial information is based on, and should be read in conjunction with, the historical financial statements and notes related thereto of the Registrant which are on file with the Securities and Exchange Commission (File No. 1-4717).

The following summarizes selected pro forma financial information of the Registrant assuming the DST Systems, Inc. Common stock public offering and associated transactions had been completed September 30, 1995.


             KANSAS CITY SOUTHERN INDUSTRIES, INC.
         PRO FORMA CONSOLIDATED CONDENSED BALANCE SHEET
                       SEPTEMBER 30, 1995
                     (Dollars in Millions)
                          (Unaudited)

                                 Registrant    Pro Forma
                                 Historical    Adjustments   Pro Forma

ASSETS
Current Assets:
 Cash and equivalents          $   14.6     $    6.7 (3)    $   21.3
 Accounts receivable, net         263.3       (126.5)(2)       136.8
 Inventories                       47.7         (8.0)(2)        39.7
 Other current assets             102.1        (21.2)(2)        80.9
   Total current assets           427.7       (149.0)          278.7

Investments (held for
  operating purposes)             291.8        (51.6)(4)       240.2

Properties (net of $740.6
  accumulated depreciation
  and amortization)             1,505.1       (231.2)(2)     1,273.9

Intangibles and Other Assets, net 282.5        (78.3)(2)       204.2

    Total assets               $2,507.1     $ (510.1)       $1,997.0

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Debt due within one year      $   96.4     $  (78.9)(2)    $   17.5
Accounts and wages payable        129.4        (48.5)(2)        80.9
 Other accrued and current
   liabilities                    166.2        (38.8)(2)       127.4
    Total current liabilities     392.0       (166.2)          225.8

Other Liabilities:
 Long-term debt                 1,038.1       (274.3)(5)       763.8
 Deferred income taxes            265.8         27.0 (6)       292.8
 Other deferred credits
   and liabilities                103.1        (36.6)(2)        66.5
    Total other liabilities     1,407.0       (283.9)        1,123.1

Minority Interest                  11.3         (0.7)(2)        10.6

Stockholders' Equity:
             Preferred stock        7.1                         7.1
             Common stock            .4                          .4
Capital surplus                   304.0       (201.5)(7)      102.5
 Retained earnings                585.3        142.2 (6)      727.5
 Shares held in trust            (200.0)                     (200.0)
    Total stockholders' equity    696.8        (59.3)         637.5
    Total liabilities and
      stockholders' equity     $2,507.1     $ (510.1)      $1,997.0


See accompanying notes to unaudited pro forma condensed financial statements.
The following summarizes selected pro forma financial information of the
Registrant assuming the DST Systems, Inc. Common stock public offering and associated transactions had been completed January 1, 1995.

             KANSAS CITY SOUTHERN INDUSTRIES, INC.
      PRO FORMA CONSOLIDATED CONDENSED STATEMENT OF INCOME
              NINE MONTHS ENDED SEPTEMBER 30, 1995
          (Dollars in Millions, Except per Share Data)
                          (Unaudited)


                                 Registrant     Pro Forma
                                 Historical     Adjustments      Pro Forma

Revenues                          $  934.2      $  (340.8)(2)     $  593.4
Costs and expenses                   669.6         (265.5)(2)        404.1
Depreciation and amortization        107.5          (51.6)(2)         55.9
  Operating Income                   157.1          (23.7)           133.4


Equity in net earnings of
  unconsolidated affiliates           13.2           (1.8)(8)         11.4
Gain on sale of equity investment     39.7          (39.7)(2)         -
Interest expense                     (59.3)          22.2 (9)        (37.1)

Pretax income                        150.7          (43.0)           107.7
Provision for taxes on income         78.5          (37.9)(10)        40.6

Income before minority interest       72.2           (5.1)            67.1
Minority interest                      7.4            0.2 (2)          7.6

  Net Income                      $   64.8      $    (5.3)        $   59.5

Primary Earnings per Common Share:
 (based upon weighted average shares
 outstanding of 44,493,000 historical
 and 40,173,000 pro forma)(11)    $   1.45                        $   1.48



See accompanying notes to unaudited pro forma condensed financial statements.
The following summarizes selected pro forma financial information of the
Registrant assuming the DST Systems, Inc. Common stock public offering and associated transactions had been completed January 1, 1994.

             KANSAS CITY SOUTHERN INDUSTRIES, INC.
      PRO FORMA CONSOLIDATED CONDENSED STATEMENT OF INCOME
                  YEAR ENDED DECEMBER 31, 1994
          (Dollars in Millions, Except per Share Data)
                          (Unaudited)


                                 Registrant     Pro Forma
                                 Historical     Adjustments     Pro Forma

Revenues                            $1,097.9    $(391.3)(2)       $706.6
Costs and expenses                     776.3     (307.6)(2)        468.7
Depreciation and amortization          119.1      (57.3)(2)         61.8
  Operating Income                     202.5      (26.4)           176.1


Equity in net earnings of
  unconsolidated affiliates             24.8      (10.4)(8)         14.4
Interest expense                       (53.6)      16.4 (9)        (37.2)

Pretax income                          173.7      (20.4)           153.3
Provision for taxes on income           63.5       (8.9)(10)        54.6

Income before minority interest        110.2      (11.5)            98.7
Minority interest                        5.3        1.1 (2)          6.4

  Net Income                        $  104.9    $ (12.6)          $ 92.3

Primary Earnings per Common Share:
 (based upon weighted average shares
 outstanding of 45,061,000 historical
 and 40,741,000 pro forma)(11)      $   2.32                      $ 2.26



See accompanying notes to unaudited pro forma condensed financial statements.
Kansas City Southern Industries, Inc.
Notes to Unaudited Pro Forma Consolidated Condensed Financial Statements


General
Note 1:
On October 31, 1995, DST Systems, Inc. ("DST"), formerly a wholly owned subsidiary of the Registrant, and the Registrant effected an initial public offering for DST Common stock. In conjunction with the offering, the Registrant exchanged shares of its DST Common stock for 1,820,000 shares of Registrant Common stock held by the DST portion of the Employee Stock Ownership Plan ("ESOP"). With the completion of these transactions, the Registrant owns approximately 41% of the outstanding DST Common stock. Accordingly, DST will cease to be included in the Registrant's consolidation, and will be accounted for as an equity investment.

The accompanying unaudited pro forma income statements give effect to i) the public offering of DST shares by KCSI and DST and the use of resulting net proceeds for each company, respectively, ii) the exchange of the DST shares for KCSI shares held by the ESOP, iii) the exchange by DST of its 50% interest in IFTC for shares of State Street common stock on January 31, 1995 as previously discussed in this Form 10-Q and iv) the $150 million cash dividend paid by DST to the Registrant in May 1995, assuming these transactions occurred on January 1, 1995 for the nine months ended September 30, 1995; and January 1, 1994 for the year ended December 31, 1994. However, in accordance with Securities and Exchange Commission rules and regulations, the pro forma income statements exclude the effect of the one-time gain recognized by the Registrant in connection with these transactions. The accompanying unaudited pro forma balance sheet gives effect to transactions i) and ii) above assuming these transactions occurred on September 30, 1995.

As a result of transactions i) and ii) above, the Registrant will receive net proceeds, after applicable income taxes, of approximately $200 million. As more fully discussed in the following Notes, these proceeds are assumed to be used to repurchase Registrant Common stock in the amount of $116.6 million and to repay $75.0 million of unsecured lines of credit. The remaining amount is assumed to be used for general corporate purposes. The $150 million in proceeds from transaction iv) above were used principally for repayment of Registrant's unsecured lines of credit.

The pro forma consolidated financial data presented herein is based on certain assumptions and do not purport to represent what the Registrant's results of operations would have been had such transactions, in fact, occurred at the dates indicated, or to project the Registrant's results of operations or financial condition to any future date or period. The pro forma financial data are based upon and should be read in conjunction with the historical consolidated financial statements including the notes thereto, included in this Form 10-Q and the Registrant's Annual Report to Form 10-K for the year ended December 31, 1994.

Note 2:
Assuming the DST public offering and ESOP share exchange occurred on January 1, 1995 or January 1, 1994 for pro forma income statement purposes or September 30, 1995 for the pro forma balance sheet, DST's assets, liabilities and various income statement components would not have been included in the Registrant's consolidated financial statements in the periods presented. These amounts include consideration of elimination entries made by the Registrant (as presented in the Registrant's Eliminations, Corporate & Other segment) required for consolidation, and therefore will differ from DST historical amounts.

Unaudited Pro Forma Consolidated Condensed Balance Sheet
Note 3:
Reflects the proceeds received by the Registrant in connection with the sale of 5,850,000 shares (2,550,000 initial, 3,300,000 secondary) of DST common stock, associated taxes due as a result of the offerings and ESOP exchange, repayment by DST (from their portion of offering proceeds) of intercompany debt and related interest owed to the Registrant, and the Registrant's use of proceeds to repay outstanding debt on unsecured lines of credit as follows (in millions):

  DST cash balance deconsolidated (Note 2)   $  (4.3)
  Proceeds from Registrant offering
   of DST Common stock, net of taxes on
   offering and ESOP exchange                   37.5
  DST repayment of intercompany debt
   and interest to Registrant                  165.1
  Registrant repayment on lines of credit      (75.0)
  Repurchase of Registrant Common stock       (116.6)
                                             $   6.7

Note 4:
Reflects the Registrant's net increase in its investment basis in DST as a result of the offering and ESOP exchange transactions as follows (in millions):

  DST investment balance deconsolidated, net
   of Registrant investment in DST (Note 2)  $(144.5)
  Registrant basis write-up in DST, net         92.9
                                             $ (51.6)

Note 5:
Assumes Registrant uses $75 million of proceeds received from the offering to repay existing unsecured lines of credit as follows (in millions):

  DST external long term debt balance
   deconsolidated (Note 2)                   $(199.3)
  Registrant repayment on lines of credit      (75.0)
                                             $(274.3)

Note 6:
The pro forma adjustments to retained earnings and deferred income taxes reflect the estimated one-time gain recognized by the Registrant as a result of the offering and ESOP exchange transactions as follows (in millions):

  Estimated one-time after tax gain on DST
   offering and ESOP exchange                $ 142.2

  DST deferred income tax balance
   deconsolidated (Note 2)                   $ (46.0)
  Deferred income tax impact to the
   Registrant related to offering               73.0
                                             $  27.0

Note 7:
Reflects the value of the Registrant shares received in connection with the ESOP exchange transaction and the assumed repurchase of 2,500,000 shares of Registrant Common stock (using an assumed price of $46 5/8 and to be treated as treasury stock) as follows (in millions):

  ESOP exchange                              $ (84.9)
  Repurchase of Registrant Common stock       (116.6)
                                             $(201.5)

Unaudited Pro Forma Consolidated Condensed Income Statements
Note 8:
Reflects the Registrant's approximate 41% equity in the pro forma net earnings of DST, assuming the offering and ESOP exchange transactions occurred at January 1, 1995 or January 1, 1994. DST pro forma earnings for these periods have been adjusted to assume the IFTC sale occurred at the beginning of the respective year, and for the elimination of historical interest expense due to DST repayment of existing debt balances from their portion of the offering proceeds.

  For the nine months ended September 30, 1995 (in millions):
  DST equity in net earnings of unconsolidated
   affiliates deconsolidated (Note 2)        $ (13.0)
  Registrant's approximate 41% equity in
   DST's pro forma earnings                     11.2
                                             $  (1.8)

  For the year ended December 31, 1994 (in millions):
  DST equity in net earnings of unconsolidated
   affiliates deconsolidated (Note 2)        $ (24.5)
  Registrant's approximate 41% equity in
   DST's pro forma earnings                     14.1
                                             $ (10.4)

Note 9:
Reflects the elimination of historical interest expense due to the repayment of the Registrant's unsecured lines of credit from the assumed use of i) $75 million in proceeds from the offerings and repayment of DST intercompany debt and related interest, and ii) the entire $150 million cash dividend by DST to the Registrant, at January 1, 1995 or January 1, 1994 as follows (in millions):

  For the nine months ended September 30, 1995:
  DST interest expense
   deconsolidated (Note 2)                   $  (9.8)
  Reduction in Registrant interest expense on
   unsecured lines of credit                   (12.4)

                                             $ (22.2)

  For the year ended December 31, 1994:
  DST interest expense
   deconsolidated (Note 2)                   $  (5.6)
  Reduction in Registrant interest expense on
   unsecured lines of credit                   (10.8)

                                             $ (16.4)

Note 10:
Reflects the income tax effects for the pro forma adjustments using the Registrant's combined federal and state statutory tax rates as follows:

  For the nine months ended September 30, 1995:
  DST provision for taxes on income
   deconsolidated (Note 2)                   $ (43.7)
  Reduction of Registrant's interest expense     4.9
  Registrant's approximate 41% interest in
   DST pro forma earnings (net of dividends
   received deduction)                           0.9
                                             $ (37.9)


  For the year ended December 31, 1994:
  DST provision for taxes on income
   deconsolidated (Note 2)                   $ (14.3)
  Reduction of Registrant's interest expense     4.3
  Registrant's approximate 41% interest in
   DST pro forma earnings (net of dividends
   received deduction)                           1.1

                                              $ (8.9)

Note 11:
Assumes the reduction in shares outstanding as a result of the 1,820,000 shares received by the Registrant in connection with the ESOP exchange transaction and use of net proceeds from the offering to repurchase 2,500,000 shares of Registrant stock at an assumed price of $46 5/8, the price used in the ESOP exchange on October 31, 1995.
Stockholder Rights Plan

Summary of Rights to Purchase Series A Preferred Stock

On September 19, 1995, the Board of Directors of Kansas City Southern Industries, Inc. (the "Company") declared a dividend distribution of one Right for each outstanding share of the Company's Common Stock, $0.01 par value per share (the "Common Stock"), of the Company to the stockholders of record on October 12, 1995, (the "Record Date"). Each Right entitles the registered holder to purchase from the Company 1/1,000ths of a share of Series A Preferred Stock (the "Preferred Stock") or in some circumstances, Common Stock, other securities, cash or other assets as summarized below at a price of $210.00 per share (the "Purchase Price"), (both shares and price are subject to adjustment as described below). The complete terms and conditions of the Rights are set forth in a Rights Agreement (the "Rights Agreement") between the Company and Harris Trust & Savings Bank, as Rights Agent, dated as of September 19, 1995, as may be amended from time to time. Capitalized terms not defined herein are defined in the Rights Agreement.

Each share outstanding on the Record Date will receive one Right. Until the Distribution Date (or the earlier redemption or expiration of the Rights), shares of Common Stock issued (whether newly issued or from treasury) will have the Rights automatically attached. Following the Distribution Date, shares of Common Stock issued will be accompanied by Rights only in certain instances.

In the event that a Person or group of affiliated or associated persons (an "Acquiring Person") becomes the beneficial owner of or announces a tender or exchange offer for 20 percent or more of the outstanding shares of Common Stock of the Company (or 15 percent in the case the Independent Directors determine such Person is an "Adverse Person"), proper provision shall be made so that each holder of a Right, other than of Rights that are or were beneficially owned by the Acquiring Person (which will thereafter be null and void), will thereafter have the right to receive upon exercise that number of shares of the Preferred Stock (or in certain circumstances, Common Stock or assets or other securities of the Company) having a market value of two times the exercise price of the Right. In the event that the Company were acquired in a merger or other business combination transaction (other than pursuant to a Permitted Offer) or more than 50 percent of the Company's (together with its subsidiaries) assets or earning power were sold, proper provision shall be made so that each holder of a Right, other than of Rights that are or were beneficially owned by an Acquiring Person (which will thereafter be null and void) shall thereafter have the right to receive, upon the exercise thereof at the then current exercise price of the Right, that number of shares of the highest priority voting securities of the acquiring company (or certain of its affiliates) that at the time of such transaction would have a market value of
two times the exercise price of the Right.   If the Rights are exercised to
acquire the Preferred Stock, then the Rights will not be exercisable to acquire the securities of any Acquiring Person.

Until ten calendar days following the earlier to occur of (unless extended by the Board of Directors and subject to the earlier redemption or expiration of the Rights): (i) the date of a public announcement that an Acquiring Person acquired, or obtained the right to acquire, beneficial ownership of 20 percent or more of the outstanding shares of the Common Stock of the Company (or 15 percent in the case the Independent Directors determine such Person is an "Adverse Person"), or (ii) the commencement or announcement of an intention to make a tender offer or exchange offer (other than a Permitted Offer) that would result in an Acquiring Person beneficially owning 20 percent or more of such outstanding shares of Common Stock of the Company (or 15 percent in the case the Independent Directors determine such Person is an "Adverse Person")(the earlier of such dates being called the "Distribution Date"), the Rights will be evidenced, with respect to any of the Company's Common Stock certificates outstanding as of the Record Date, by such Common Stock certificate. The certificates for shares of Common Stock issued after the Record Date, but prior to the Distribution Date will have a notation referencing the Rights Agreement. The Rights Agreement provides that, until the Distribution Date, the Rights will be transferred with and only with the Company's Common Stock, and until the Distribution Date (or earlier redemption or expiration of the Rights), the surrender for transfer of any of the Company's Common Stock certificates outstanding as of the Record Date, will also constitute the transfer of the Rights associated with the Common Stock represented by such certificate. As soon as practicable following the Distribution Date, separate certificates evidencing the Rights ("Rights Certificates") will be mailed to holders of record of the Company's Common Stock as of the close of business on the Distribution Date and such separate Rights Certificates alone will evidence the Rights.

Permitted Offer is defined in the Rights Agreement as a tender offer that is for all outstanding Common Stock of the Company at a price and on terms determined to be adequate prior to the purchase of shares under such tender or exchange offer, by at least a majority of the Independent Directors, taking into account all factors that such directors deem relevant including, without limitation, prices that could reasonably be achieved if the Company or its assets were sold on an orderly basis designed to realize maximum value and otherwise in the best interests of the Company and its stockholders (other than the Person or any Affiliate or Associate thereof for whose benefit the offer is being made).

An Independent Director means any member of the Board of Directors of the Company, while such person is a member of the Board, who is not an Acquiring Person, an Affiliate or Associate of an Acquiring Person, or a representative or nominee of an Acquiring Person or of any such Affiliate or Associate and was a member of the Board prior to the Share Acquisition Date, and any successor of an Independent Director, while such successor is a member of the Board, who is not an Acquiring Person, an Affiliate or Associate of an Acquiring Person, or representative or nominee of an Acquiring Person or of any such Affiliate or Associate, and who is recommended or elected to succeed the Independent Director by a majority of the remaining Independent Directors.

The Purchase Price payable, and the number of shares of Preferred Stock (or Common Stock, other securities, cash or other assets, as the case may be) issuable upon exercise of the Rights are subject to adjustment from time to time to prevent dilution (i) in the event of a stock dividend on, or a subdivision, combination or reclassification of the Preferred Stock, (ii) upon the grant to holders of the Preferred Stock of certain rights or warrants to subscribe for shares of the Preferred Stock or convertible securities at less than the current market price of the Preferred Stock or (iii) upon the distribution to holders of the Preferred Stock of evidences of indebtedness or assets (excluding regular periodic cash dividends out of earnings or retained earnings or dividends payable in the Preferred Stock) or of subscription rights or warrants (other than those referred to above).

With certain exceptions, no adjustment in the Purchase Price will be required until cumulative adjustments require an adjustment of at least 1 percent in such Purchase Price. No fractional shares will be issued (other than fractional shares which are integral multiples of 1/1,000ths of a share of Preferred Stock) and, in lieu thereof, an adjustment in cash will be made based on the market price of the Preferred Stock on the last Trading Date prior to the date of exercise.

The Rights are not exercisable until the Distribution Date. The Rights will expire on October 12, 2005, unless earlier redeemed by the Company as described below.

At any time prior to 5:00 p.m. Kansas City, Missouri time on the tenth calendar day after the first date after the public announcement that an Acquiring Person has acquired beneficial ownership of 20 percent (or 15 percent in some instances) or more of the outstanding shares of the Common Stock of the Company (the "Share Acquisition Date"), the Company may redeem the Rights in whole, but not in part, at a price of $0.005 per Right (the "Redemption Price"). Following the Share Acquisition Date, but prior to an event listed in Section 13(a) of the Rights Agreement (i.e. a merger, consolidation or sale of more than 50 percent of the assets or earnings power of the Company and its subsidiaries), the Company may redeem the Rights in connection with any event specified in Section 13(a) in which all stockholders are treated alike and which does not include the Acquiring Person or its Affiliates or Associates. In addition, the Company's right of redemption may be reinstated following an inadvertent trigger of the Rights (as determined by the Board) if an Acquiring Person reduces its beneficial ownership to 10 percent or less of the outstanding shares of Common Stock of the Company in a transaction or series of transactions not involving the Company. Immediately upon the action of the Board of Directors of the Company electing to redeem the Rights, the Company shall make announcement thereof, and upon such election, the right to exercise the Rights will terminate and the only right of the holders of Rights will be to receive the Redemption Price.

Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends. While the distribution of the Rights will not be taxable to stockholders of the Company, stockholders may, depending on the circumstances, recognize taxable income in the event that the Rights become exercisable for the Preferred Stock (or other securities, as the case may be) of the Company.

Prior to the Distribution Date the Company may amend or supplement any provision of the Rights Agreement without the consent of the holders of the Rights. Following the Distribution Date, the Company may amend the provisions of the Rights Agreement in order to cure any ambiguity, to correct any defect or inconsistency, to make changes deemed necessary or desirable so long as such changes do not adversely affect the interests of the holders of the Rights (excluding the interests of any Acquiring Person and its affiliates and associates). In either case, however, the Company may not amend or supplement the Rights Agreement to change or supplement the Redemption Price, Final Expiration Date, the Purchase Price or the number of 1/1,000ths of a share of Preferred Stock for which a Right is exercisable.

The Rights may have the effect of impeding a change in control of the Company without the prior consent of the Company's Board of Directors, and the Rights could cause substantial dilution to a person that attempts to acquire the Company without conditioning the offer on redemption of the Rights by the Company's Board of Directors or on the acquisition by such person of a substantial number of Rights. The Rights will not interfere with any Permitted Offer for all of the outstanding Common Stock that has the approval of the Independent Directors.

A copy of the Rights Agreement has been filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Registration Statement on Form 8-A (File No. 1-4717) dated October 24, 1995, and this summary is qualified by reference thereto. A copy of the Rights Agreement is available free of charge from the Company by written request to Kansas City Southern Industries Inc., 114 West 11th Street, Kansas City, Missouri 64105. This summary description of the Rights does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement, which is hereby incorporated herein by reference. In the event of a conflict between this summary and the Rights Agreement, the Rights Agreement will prevail.



Dividend Reinvestment Plan

On September 19, 1995, the Registrant's Board of Directors adopted a dividend reinvestment plan which will allow registered common stockholders to reinvest all or a portion of the dividends on Common shares enrolled in the plan. Registered stockholders will also be permitted to make additional cash payments to purchase up to $5,000 of Registrant stock quarterly. The plan is expected to be implemented by January 1, 1996.


Item 6.  Exhibits and Reports on Form 8-K

Exhibit 4.1 - Stockholder Rights Plan

  The Rights Agreement by and between the Registrant and Harris Trust and Savings Bank dated as of September 19, 1995 and attached as Exhibit 99 to the Form 8-A dated (File No. 1-4717) October 24, 1995, which has been filed with the Commission, is hereby incorporated herein by reference pursuant to Rule 12b-32 as Exhibit 4.1


Exhibit 10.1 - Tax Disaffiliation Agreement
  The Tax Disaffiliation Agreement by and between the Registrant and DST Systems, Inc. dated as of October 23, 1995, which has been filed with the Commission as Exhibit 10.4 in the DST Systems, Inc. Registration Statement on Form S-1 dated September 1, 1995 (Registration No. 33-96526), is hereby incorporated herein by reference pursuant to Rule 12b-32 as Exhibit 10.1.

Exhibit 10.2 - Form of the Employee Stock Ownership Plan, as amended
  The Employee Stock Ownership Plan, as amended, dated October 26, 1995, which has been filed with the Commission as Exhibit 10.6 in the DST Systems, Inc. Registration Statement on Form S-1 dated September 1, 1995 (Registration No. 33-96526), is hereby incorporated herein by reference pursuant to Rule 12b-32 as Exhibit 10.2.

Exhibit 27.1 - Financial Data Schedule






SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on November 13, 1995.

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