Form 10-Q/A
period 1995-06-30
KANSAS CITY SOUTHERN INDUSTRIES INC
filed 1995-12-01
CIK 54480

FORM 10-Q/A
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


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

          Class                                 Outstanding at July 31, 1995

Common Stock, $.01 per share par value                     42,796,066 Shares
PART II - OTHER INFORMATION

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on December 1, 1995.

 Kansas City Southern Industries, Inc.



                     /s/ Joseph D. Monello
                       Joseph D. Monello
            Vice President & Chief Financial Officer
                 (Principal Financial Officer)



                     /s/ Louis G. Van Horn
                       Louis G. Van Horn
                          Comptroller
                 (Principal Accounting Officer)