Form 10-K405
period 1995-12-31
KANSAS CITY SOUTHERN INDUSTRIES INC
filed 1996-03-06
CIK 54480

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                 FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)For the fiscal year ended
     December 31, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
     For the transition period from __________ to ___________

                      Commission file number 1-4717

                  KANSAS CITY SOUTHERN INDUSTRIES, INC.
           (Exact name of Company as specified in its charter)

           Delaware                                    44-0663509
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

 114 West 11th Street, Kansas City, Missouri                    64105
    (Address of principal executive offices)                 (Zip Code)

      Company's telephone number, including area code (816) 556-0303

         Securities registered pursuant to Section 12 (b) of the Act:
                                                      Name of each exchange on
          Title of each class                              which registered
Preferred Stock, Par Value $25 Per
  Share, 4%, Noncumulative                           New York Stock Exchange

Common Stock, $.01 Per Share Par Value               New York Stock Exchange

      Securities registered pursuant to Section 12 (g) of the Act:  None

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    YES [X]         NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Company Stock. The Company's common stock is listed on the New York Stock Exchange under the symbol "KSU". As of February 29, 1996, 38,604,196 shares of common stock and 242,170 shares of voting Preferred stock were outstanding. On such date, the aggregate market value of the voting common and Preferred stock held by non-affiliates was $1,794,325,936 (amount computed based on closing prices of Preferred and common stock on New York Stock Exchange).

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the following documents are incorporated herein by reference into Part of the Form 10-K as indicated:

                                                    Part of Form 10-K into
Document                                              which incorporated

Company's Definitive Proxy Statement for the 1996            Part III
Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 1995

                  KANSAS CITY SOUTHERN INDUSTRIES, INC.
                       1995 FORM 10-K ANNUAL REPORT

                            Table of Contents

                                                                          Page


                                  PART i

Item 1.     Business . . . . . . . . . . . . . . . . . . . . . . . . .      1
Item 2.     Properties . . . . . . . . . . . . . . . . . . . . . . . .      2
Item 3.     Legal Proceedings. . . . . . . . . . . . . . . . . . . . .      4
Item 4.     Submission of Matters to a Vote of Security Holders. . . .      4
            Executive Officers of the Company. . . . . . . . . . . . .      4


                                 PART II

Item 5.     Market for the Company's Common Stock and
            Related Stockholder Matters. . . . . . . . . . . . . . . .      6
Item 6.     Selected Financial Data. . . . . . . . . . . . . . . . . .      6
Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . . . . .      8
Item 8.     Financial Statements and Supplementary Data. . . . . . . .     34
Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure. . . . . . . . . . . .     70


                                 PART III

Item 10.    Directors and Executive Officers of the Company. . . . . .     71
Item 11.    Executive Compensation . . . . . . . . . . . . . . . . .       71
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management . . . . . . . . . . . . . . . . . . . . . . . .     71
Item 13.    Certain Relationships and Related Transactions . . . . . .     71


                                 PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports
            on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . .     72
            Signatures . . . . . . . . . . . . . . . . . . . . . . . .     76

                                  Part i

Item 1.   Business

(a)  GENERAL DEVELOPMENT OF COMPANY BUSINESS

The information set forth in response to Item 101 of Regulation S-K under Part II Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 8 through 33 of this Form 10-K is incorporated by reference in response to this Item 1.

(b)  INDUSTRY SEGMENT FINANCIAL INFORMATION

The information set forth in response to Item 101 of Regulation S-K relative to financial information by industry segment for the three years ended December 31, 1995 under Part II Item 8 Financial Statements and Supplementary Data at Note 13. Industry Segments on pages 64 through 67 of this Form 10-K is incorporated by reference in response to this Item 1.

(c)  NARRATIVE DESCRIPTION OF THE BUSINESS

The information set forth in response to Item 101 of Regulation S-K under Part II Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 8 through 33 of this Form 10-K is incorporated by reference in partial response to this Item 1.

Employees. As of December 31, 1995, Kansas City Southern Industries, Inc. ("Company" or "KCSI") and its majority owned subsidiaries employed approximately 4,100 persons, with approximately 2,940 employed in The Kansas City Southern Railway Company, 925 in Financial Asset Management, and 235 in Corporate & Other. In addition, unconsolidated affiliates of the Company and its subsidiaries employed approximately 5,500 persons, including 5,000 at DST Systems, Inc., the largest employer of such ventures.

Item 2.   Properties

The Kansas City Southern Railway Company

The Kansas City Southern Railway Company ("KCSR") owns and operates approximately 2,738 miles of main and branch lines and approximately 1,114 miles of other tracks. In addition, approximately 193 miles of main and branch lines and 86 miles of other tracks are operated by KCSR under trackage rights and leases.

Kansas City Terminal Railway Company (of which KCSR is a one-twelfth owner), with other railroads, owns and operates approximately 80 miles of track, and operates an additional 8 miles of track under trackage rights in greater Kansas City, Missouri. KCSR also leases for operating purposes certain short sections of trackage owned by various other railroad companies and jointly owns certain other facilities with such railroads.

KCSR owns and operates repair shops, depots and office buildings along its right-of-way in support of its transportation operations. A major facility, Deramus Yard, is located in Shreveport, Louisiana and includes a general office building, locomotive repair shop, car repair shops, customer service center, material warehouses and fueling facilities totaling approximately 227,000 square feet. KCSR owns a major diesel locomotive repair facility in Pittsburg, Kansas, of approximately 108,000 square feet. KCSR owns freight and truck maintenance buildings in Dallas, Texas totaling approximately 125,000 square feet. KCSR and KCSI executive offices are located in an eight story office building in Kansas City, Missouri and are leased from a subsidiary of the Company.

At December 31, 1995, KCSR's fleet of rolling stock consisted of 422 diesel locomotives, of which 23 were leased from non-affiliates; 15,343 freight cars, of which 8,732 were leased from non-affiliates; and 3,839 tractors, trucks and trailers, of which 3,832 were leased from non-affiliates. Some of this equipment is subject to liens created under conditional sales agreements, equipment trust certificates and capitalized leases in connection with the original purchase or lease of such equipment.

Maintenance expenses for Way and Structure and Equipment (pursuant to regulatory accounting rules, which include depreciation) for the three years ended December 31, 1995 and as a percent of KCSR revenues are as follows (dollars in millions):

                                        KCSR Maintenance
                     Way and Structure                Equipment
                                Percent of                   Percent of
                  Amount         Revenue         Amount        Revenue
   1995          $ 88.0           17.5%          $108.8         21.7%
   1994            73.6           15.6             83.4         17.6
   1993*           64.4           18.6             54.5         15.8

*Excludes information for MidSouth Corporation, acquired by the Company in 1993.


Carland, Inc. leases approximately 1,400 square feet of office facilities in downtown Kansas City, Missouri from DST Realty, Inc. a wholly-owned subsidiary of DST Systems, Inc. ("DST").

Financial Asset Management

Janus Capital Corporation ("Janus"). Janus leases 227,000 square feet of office space in three facilities from non-affiliated companies for administrative, investment, and shareowner processing operations. In addition, Janus leases approximately 34,000 square feet from a non-affiliated entity for mail processing and storage requirements. Corporate offices and mail processing facilities are located in Denver, Colorado, with a customer service and telephone center in Kansas City, Missouri. Janus also leases 1,400 square feet of office space in London, England for securities research and trading.

Berger Associates, Inc. ("Berger"). Berger leases approximately 21,000 square feet of office space in Denver, Colorado from a non-affiliated entity for its administrative and corporate functions.

Corporate & Other

The Company is an 80% owner of Wyandotte Garage Corporation, a parking facility in downtown Kansas City, Missouri. The facility is located adjacent to the Company's and KCSR's headquarters building, and consists of 1,147 parking spaces which are utilized by the Company's and affiliates' employees and the public.

Trans-Serve, Inc. operates a railroad wood tie treating plant in Vivian, Louisiana under an industrial revenue bond lease arrangement with an option to purchase. This facility contains buildings totaling approximately 12,000 square feet.

Pabtex, Inc. owns a 70 acre coal and petroleum coke bulk handling facility in Port Arthur, Texas.

Southern Leasing Corporation leases 2,800 square feet of office space in downtown Kansas City, Missouri from DST Realty, Inc., a wholly-owned subsidiary of DST.

Mid-South Microwave, Inc. owns and operates a microwave system, which extends essentially along the right-of-way of KCSR from Kansas City, Missouri to Dallas, Beaumont-Port Arthur, Texas and New Orleans, Louisiana. This system is leased to KCSR.

Other subsidiaries of the Company own approximately 8,000 acres of land at various points adjacent to the KCSR right-of-way. Other properties also include a 354,000 square foot warehouse at Shreveport, Louisiana, a bulk handling facility at Port Arthur, Texas, and several former railway buildings now being rented to non-affiliated companies, primarily as warehouse space.

The Company owns 1,025 acres of property located on the waterfront in the Port Arthur, Texas area, which includes 22,000 linear feet of deep water frontage and three docks. Port Arthur is an uncongested port with direct access to the Gulf of Mexico. Approximately 75% of this property is available for development.

Unconsolidated Affiliates, primarily DST

DST, the Company's largest unconsolidated affiliate, owns an 160,000 square foot Data Center, located in Kansas City, commonly known as its Winchester Data Center.

DST master-leases three downtown Kansas City office buildings consisting of approximately 353,000 square feet in which DST or its affiliates occupy approximately 183,000 square feet and the balance is leased to non-affiliated tenants. This space is utilized by DST for its shareholder operations, systems development and other support functions.

DST's subsidiaries own additional facilities in Kansas City, Missouri, comprising approximately 1,195,000 square feet, and lease 764,000 square feet in various locations throughout the United States. DST also has international properties with an aggregate 120,000 square feet of office space.

DST owns or leases mainframe computers and significant amounts of auxiliary computer support equipment such as disk and tape drives, CRT terminals, etc., all of which are necessary for its computer and communications operations.

Mexrail, Inc., a 49% owned affiliate, owns 100% of The Texas Mexican Railway Company ("Tex-Mex") and certain other assets, including the northern U.S. half of a rail traffic bridge at Laredo, Texas spanning the Rio Grande river. This bridge is a significant entry point for rail traffic between Mexico and the U.S. The Tex-Mex operates a 157 mile rail line extending from Corpus Christi to Laredo, Texas.

Item 3.      Legal Proceedings

The information set forth in response to Item 103 of Regulation S-K under Part II Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 29 through 30 of this Form 10-K is incorporated by reference in response to this Item 3. In addition, see discussion in Part II Item 8 Financial Statements and Supplementary Data at Note 11. Commitments and Contingencies on page 62 of this Form 10-K.


Item 4.      Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the three month period ended December 31, 1995.


Executive Officers of the Company

Pursuant to General Instruction G(3) of Form 10-K and instruction 3 to paragraph (b) of Item 401 of Regulation S-K, the following list is included as an unnumbered Item in Part i of this Report in lieu of being included in KCSI's Definitive Proxy Statement which will be filed no later than 120 days after December 31, 1995. All executive officers are elected annually and serve at the discretion of the Board of Directors. Certain of the executive officers have employment agreements with the Company.


Name                 Age       Position(s)
L.H. Rowland          58       President and Chief Executive Officer, Director
M.R. Haverty          51       Executive Vice President, Director
P.S. Brown            59       Vice President and Associate General
                                 Counsel and Assistant Secretary
R.P. Bruening         57       Vice President, General Counsel and
                                 Corporate Secretary
D.R. Carpenter        49       Vice President - Finance and Tax
A.P. McCarthy         49       Treasurer
J.D. Monello          50       Vice President and Chief Financial Officer
H.H. Salisbury        70       Vice President - Public Affairs
L.G. Van Horn         37       Comptroller


Mr. Rowland has continuously served as President since July 1983 and Chief Executive Officer since January 1987. He has been employed by the Company since 1980, serving in numerous management positions and has served as a director of the Company continuously since 1983. He also serves as Chairman of the Board of KCSR and as a director of Janus and Berger.

Mr. Haverty has continuously served as Executive Vice President and as a director of the Company since May 1995. From 1993 to 1995, he served as Chairman and Chief Executive Officer of Haverty Corporation. From 1991 to 1993, he was an independent executive transportation adviser. From 1989 to 1991, he served as the President and Chief Operating Officer of the Atchison, Topeka and Santa Fe Railway Company, and for several years prior held numerous positions within that organization. He also serves as President and Chief Executive Officer of KCSR.

Mr. Brown has continuously served as Vice President and Associate General Counsel and Assistant Secretary since July 1992. From 1981 to July 1992, he served as Vice President - Governmental Affairs.

Mr. Bruening has continuously served as Vice President, General Counsel and Corporate Secretary since July 1995. From May 1982 to July 1995, he served as Vice President and General Counsel. He also serves as Senior Vice President and General Counsel of KCSR.

Mr. Carpenter has continuously served as Vice President - Finance and Tax since May 1995. He was Vice President - Tax from June 1993 to May 1995. From 1978 to June 1993, he was a member in the law firm of Watson & Marshall L.C., Kansas City, Missouri. He also serves as Vice President - Finance and
Tax of KCSR.

Mr. McCarthy has continuously served as Treasurer since December 1989. He also serves as Treasurer of KCSR.

Mr. Monello has continuously served as Vice President and Chief Financial Officer since March 1994. From October 1992 to March 1994 he served as Vice President - Finance. From January 1992 to October 1992, he served as Vice President - Finance and Comptroller. From May 1989 to January 1992 he served as Vice President and Assistant Comptroller. He also serves as Senior Vice President and Chief Financial Officer of KCSR.

Mr. Salisbury has continuously served as Vice President - Public Affairs since May 1986.

Mr. Van Horn has continuously served as Comptroller since October 1992. From January 1992 to October 1992 he served as Assistant Comptroller. From January 1989 to January 1992 he served as Manager - Financial Reporting. He also serves as Vice President and Comptroller of KCSR.

There are no arrangements or understandings between the executive officers and any other person pursuant to which he was or is to be selected as an officer, except with respect to the executive officers who have entered into employment agreements, which agreements designate the position(s) to be held by the executive officer.

None of the above officers are related to one another by family.

                                 Part II

Item 5.      Market for the Company's Common Stock and Related Stockholder
             Matters

The information set forth in response to Item 201 of Regulation S-K on the cover (page i) under the heading "Company Stock", and in Part II Item 8 Financial Statements and Supplementary Data at Note 14. Quarterly Financial Data (Unaudited) on pages 68 through 69 of this Form 10-K is incorporated by reference in partial response to this Item 5.

The Company's Board of Directors authorized a 33% increase in its common stock dividend in January 1996. The dividend will be reviewed annually and adjustments considered that are consistent with growth in real earnings and prevailing business conditions. Unrestricted retained earnings of the Company at December 31, 1995 were $348 million.

At December 31, 1995, there were 5,622 holders of the Company's common stock based upon an accumulation of the registered stockholder listing.


Item 6.      Selected Financial Data
(In millions, except per share and ratio data)

The selected financial data below should be read in conjunction with the financial statements and the related notes thereto and the auditor's report thereon included in this Form 10-K, and such selected financial data is qualified by reference thereto.

                          1995*      1994       1993         1992      1991

Revenues                $  775.2   $1,088.4  $   946.0   $  722.3   $  624.9

Income from continuing
  operations            $  236.7   $  104.9   $   97.0   $   63.8   $   45.7

Income from continuing
  operations per
  common share          $   5.41   $   2.32   $   2.16   $   1.43   $   1.08

Total assets            $2,039.6   $2,230.8   $1,917.0   $1,248.4   $1,091.9

Long-term obligations   $  633.8   $  928.8   $  776.2   $  387.0   $  317.1

Cash dividends per
  common share          $    .30   $    .30   $    .30   $    .30   $    .27

Ratio of earnings to
  fixed charges
  (Exhibit 12.1 hereto)     6.14 **    3.28       3.68       3.40       2.88

* Reflects DST as an unconsolidated affiliate as of January 1, 1995 due to the DST public offering and associated transactions completed in November 1995, which resulted in a reduction of Company ownership of DST to approximately 41% and deconsolidation of DST from the Company's consolidated financial statements. The public offering and associated transactions resulted in a $144.6 million after-tax gain, or $3.31 per share to the Company (see Note 2 to the consolidated financial statements included in this Form 10-K).

** Financial information from which the ratio of earnings to fixed charges was computed for the year ended December 31, 1995 reflects DST as a majority owned unconsolidated subsidiary through October 31, 1995, and an unconsolidated 41% owned affiliate thereafter, in accordance with applicable Securities and Exchange Commission rules and regulations. If the ratio was computed to exclude the one time pretax gain of $296.3 million associated with the public offering and associated transactions, the 1995 ratio of earnings to fixed charges would have been 3.04.

All years reflect the reclassification of certain income/expense items from "Revenues" and "Costs and Expenses" to a separate "Other, net" line item in the Consolidated Statements of Income.

Above amounts reflect the 2-for-1 common stock split to shareholders of record on February 19, 1993, paid March 17, 1993 and the 2-for-1 common stock split to shareholders of record on February 14, 1992, paid March 17, 1992.

The information set forth in response to Item 301 of Regulation S-K under Part II Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 8 through 33 of this Form 10-K is incorporated by reference in partial response to this Item 6.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The discussion set forth below, as well as other portions of this Form 10-K, contains forward-looking comments. Such comments are based upon information currently available to management and management's perception thereof as of the date of this Form 10-K. Actual results of the Company's operations could materially differ from those forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified throughout this Item 7 discussion and in
Part II Item 8 Financial Statements and Supplementary Data at Note 13. Industry Segments on pages 64 through 67. Readers should take these factors into account in evaluating any such forward-looking comments.

Kansas City Southern Industries, Inc. ("KCSI" or "Company"), a Delaware corporation organized in 1962, is a diversified holding company with principal operations in rail transportation, through its subsidiary The Kansas City Southern Railway Company, and Financial Asset Management businesses. The Company supplies its various subsidiaries with managerial, legal, tax, financial and accounting services, in addition to managing other "non-operating" and more passive investments. This presentation is intended to clarify and focus on the results of operations, liquidity, capital structure and business developments of the Company and should be read in conjunction with the Consolidated Financial Statements and Notes and the Report of Independent Accountants thereon contained in this Form 10-K.

The Company's business activities by industry segment and principal subsidiary companies are:

The Kansas City Southern Railway Company - A 100% owned subsidiary, The Kansas City Southern Railway Company ("KCSR") operates a Class i Common Carrier Railroad system. Also included in this segment is Carland, Inc., which leases various types of equipment including railroad rolling stock, roadway maintenance equipment and vehicles. KCSR is the principal customer of Carland, Inc.

Financial Asset Management - Management of investments for mutual funds, private and other accounts through Janus Capital Corporation ("Janus"), an 83% owned subsidiary, and Berger Associates, Inc. ("Berger"), an 80% owned subsidiary.

Corporate & Other - Equity in earnings in unconsolidated affiliates, primarily DST Systems, Inc. ("DST"), formerly a wholly-owned subsidiary, but now a 41% owned affiliate (see "DST Public Offering" below); unallocated holding company expenses; intercompany eliminations; and other less significant consolidated subsidiaries, including, among others, Pabtex, Inc., Trans-Serve, Inc. and Southern Leasing Corporation.


RECENT ANNOUNCEMENTS

Dividend Increase and Reinvestment Program. On January 25, 1996, the Company's Board of Directors declared a 10 cent quarterly dividend on the Company's outstanding common stock. The dividend represents a 33% increase over the previous quarter's dividend and is payable on March 19, 1996. Also, a dividend reinvestment plan, announced in September 1995, was implemented on January 1, 1996. The reinvestment plan allows registered common stockholders to reinvest all or a portion of dividends received in common shares.

Senior Management Employment Agreements. On January 16, 1996, the Company announced the adoption of a performance based compensation plan for senior management of KCSI and KCSR. Senior officers agreed to freeze their salaries for three years effective January 1, 1996, and to forego cash incentive compensation for the same three years in exchange for performance stock options, which provide returns based upon appreciation of the Company's market value.

TMM Partnership. On December 12, 1995, the Company and Transportacion Maritima Mexicana, S.A. de C.V. ("TMM") announced that they had reached an agreement to form a joint venture that will compete for concessions to operate Mexico's railroad lines in the forthcoming privatization process.


RESULTS OF OPERATIONS

Significant Developments. Consolidated operating results during 1993-1995 were affected by the following significant developments.

DST Public Offering. On October 31, 1995, DST and the Company effected an initial public offering for a total of 22 million shares of DST common stock. In conjunction with the offering, the Company completed an exchange of DST shares for 1.8 million shares of KCSI common stock held by the KCSI Employee Stock Ownership Plan ("ESOP"). On November 6, 1995, an over-allotment option was exercised by the underwriters of the DST common stock offering for an additional 3.3 million shares of DST common stock held by KCSI, effectively completing the public offering. An after-tax gain of approximately $145 million was recorded by the Company during the fourth quarter of 1995 from this transaction, representing $3.45 per share in fourth quarter 1995 and $3.31 per share for the year ended December 31, 1995. As a result of the offering and associated transactions, the Company's investment in DST was reduced to approximately 41%, and has been accounted for as an equity investment retroactive to January 1, 1995.

The purpose of the offering was to obtain market recognition of DST's performance and to obtain proceeds for the retirement of debt, repurchase of Company common stock and general corporate purposes. The net proceeds to the Company from the offering and repayment of indebtedness by DST totaled approximately $200 million, after applicable income taxes.

As a result of the DST public offering and associated transactions, the Company has realigned its business segments to reflect the Company's ongoing focus in The Kansas City Southern Railway Company and Financial Asset Management operations. In connection with this realignment, several of the Company's less significant consolidated subsidiaries, which were previously reported together with KCSR, will be included in the Corporate & Other segment. The Corporate & Other segment will also include the Company's equity investment in DST and other unconsolidated affiliates.

Mexrail, Inc. Investment. On November 10, 1995, the Company purchased a 49% interest in the common stock of Mexrail, Inc. ("Mexrail"), including Mexrail's wholly-owned subsidiary, The Texas Mexican Railway Company ("Tex-Mex"), from TMM. The Tex-Mex operates a 157 mile rail line extending from Corpus Christi to Laredo, Texas. The purchase price of $23 million (which is subject to certain conditions) was financed through existing credit lines. The investment is being accounted for under the equity method of accounting. The transaction resulted in the recording of intangibles as the purchase price exceeded the fair value of the underlying net assets. The intangible amounts will be amortized over a period of 40 years.

Stock Repurchase Program. On April 24, 1995, the Company's Board of Directors authorized management to repurchase up to six million shares of KCSI common stock in open market transactions as market conditions permit. In November 1995, the total shares authorized to be repurchased was increased to eight million shares. As of December 31, 1995, approximately 3.2 million shares were repurchased at an aggregate cost of approximately $139 million and an additional 1.8 million shares were acquired through the exchange of DST stock with the ESOP, representing a value of approximately $85 million. The repurchases were financed through proceeds received in connection with the DST public offering and DST debt repayment to KCSI, and through existing credit lines. In addition, the Company entered into a forward stock purchase contract for the repurchase of shares. See discussion in "Financial Instruments and Purchase Commitments" below.

New KCSR Management. In May 1995, the Company's Board of Directors elected Michael R. Haverty to the offices of President and Chief Executive Officer of KCSR, and Executive Vice President of KCSI. He was also appointed a Director of KCSI. Mr. Haverty brings more than 25 years of railroad experience to KCSR, and his position as Executive Vice President and Director of the Company highlights the renewed focus the Company has placed on its railroad operations. The Company also filled several other important KCSR senior management positions, bringing numerous years of relevant industry experience to the organization.

KCSR Unusual Costs. During the first and second quarter of 1995, KCSR recorded approximately $19.2 million, after tax, or approximately $0.44 per share, of unusual costs and expenses related to employee separations and other personnel related activities, unusual system operational related expenses, and reserves for contracts, leases and property.

Railroad Industry Trends and Competition. In 1994 and 1995, and continuing into 1996, the railroad industry has experienced ongoing consolidation. Specifically, Burlington Northern, Inc. and Santa Fe Pacific Corporation were merged in 1995. KCSR competes with both of these railroads in its marketplace. In 1995, the Union Pacific Railroad ("UP") acquired the Chicago and North Western Transportation Company. KCSR is in direct competition with the UP for certain freight traffic moving between Kansas City and Gulf Ports served by KCSR. On August 3, 1995, the UP and the Southern Pacific Rail Corporation ("SP") announced plans to merge. The merger of the UP and SP has not been approved by the Interstate Commerce Commission, nor its successor the Surface Transportation Board of the Department of Transportation. The Company is opposed to the planned UP/SP merger on the basis of substantially reduced competition. KCSR is in direct competition with both of these companies. As these transactions are not completed or have only recently been completed, the Company cannot predict their ultimate outcome or effect on KCSR.

KCSR and the UP have a haulage and trackage rights agreement, which gives KCSR haulage rights in Nebraska, Iowa, Kansas, Missouri and Texas. The haulage rights require the UP to move KCSR traffic in UP trains and the trackage rights allow KCSR to operate its own trains over UP tracks.

In addition to competition within the railroad industry, highway carriers compete with KCSR throughout its operating area. Since deregulation of the railroad industry, competition has resulted in extensive downward pressure on freight rates. Truck carriers have eroded the railroad industry's share of total transportation revenues. However, rail carriers, including KCSR, have placed a greater emphasis on competing in the intermodal marketplace, working together to provide end-to-end transportation of products. Mississippi and Missouri River barge traffic also competes with KCSR in the transportation of bulk commodities such as grains, steel, and petroleum products.

Debt Securities Registration and Offerings. On December 18, 1995, the Company issued $100 million of 7% Debentures due 2025. The Debentures are redeemable at the option of the Company at any time, in whole or in part, at a redemption price equal to the greater of (a) 100% of the principal amount of such Debentures and (b) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the date of redemption on a semiannual basis at the Treasury Rate (as defined in the Debentures agreement) plus 20 basis points, plus in each case accrued interest thereon to the date of redemption. The net proceeds of this transaction were used to repay indebtedness on the Company's existing credit lines and for acquisition of KCSI common stock.

On June 24, 1993, the Company issued $100 million of debt securities comprised of Notes bearing interest at a rate of 5.75% and maturing in 1998. The net proceeds of this transaction, along with proceeds from the Company's then existing $250 million credit agreement, were used to refinance certain indebtedness associated with the MidSouth Corporation ("MidSouth") acquisition in July 1993.

On March 3, 1993, the Company issued $100 million of debt securities as 6.625% Notes due 2005. The Company used the net proceeds for general corporate purposes, including subsidiary debt repayments, working capital, capital expenditures, acquisitions of or investments in businesses and assets, and acquisitions of the Company's common stock.

On September 29, 1993, the Company filed a Registration Statement, registering $500 million in securities. The securities may be offered in the form of Common Stock, New Series Preferred Stock $1 par value, Convertible Debt Securities, or other Debt Securities (collectively, "the Securities"). Net proceeds from the sale of the Securities are expected to be added to the general funds of the Company and used principally for general corporate purposes, including working capital, capital expenditures and acquisitions of or investments in businesses and assets. The Company has not yet sought to have the Registration Statement declared effective by the Securities and Exchange Commission and no securities have been issued.

KCSI Credit Agreements. On May 5, 1995, the Company established a new credit agreement in the amount of $400 million. The credit agreement replaced approximately $420 million of then existing Company credit agreements which had been in place for varying periods since 1992. Proceeds of the facility have been and are anticipated to be used for general corporate purposes. The agreement contains a facility fee ranging from .07-.25% per annum, interest rates below prime and terms ranging from one to five years. The Company also has various other lines of credit totaling $200 million, with interest rates below prime and terms of less than one year. At December 31, 1995, the Company had no indebtedness outstanding under these facilities.

During 1994 and 1993, the Company established or increased credit agreements with several lending institutions, increasing the Company's borrowing ability by $150 million to $450 million. In 1994, these agreements were utilized to finance the Berger acquisition and subsidiary working capital requirements. During 1993, proceeds were used to fund the acquisition of MidSouth and refinance certain MidSouth indebtedness. All of these agreements were replaced by the new credit agreement established on May 5, 1995, as discussed above.

KCSR Equipment Trust Certificates. In late 1994, KCSR completed the private placement of financing for locomotives and rolling stock using Equipment Trust Certificates ("ETC's"). The ETC's were placed for an aggregate of $54.7 million representing 31 locomotives, 625 boxcars and 300 covered hoppers, which had been placed in service during 1993 and 1994. The financing represents 85% of equipment value, bears interest at a rate of 8.56% and matures in 2006.

Berger Acquisition. On October 14, 1994, the Company completed the acquisition of a controlling interest in Berger. Berger is the investment advisor to The Berger One Hundred Fund, The Berger Growth and Income Fund (formerly The Berger One Hundred and One Fund) and The Berger Small Company Growth Fund, as well as to private and other accounts. In 1994, the Company made payments of $47.5 million in cash, pursuant to a Stock Purchase Agreement (the "Agreement"). The Agreement also provides for additional purchase price payments totaling approximately $62.4 million, contingent upon Berger attaining certain levels (up to $10 billion) of assets under management, as defined in the Agreement, over a five year period. Approximately $3.1 million of contingent payments were made during 1995.

The acquisition, which was accounted for as a purchase, increased the Company's ownership in Berger from approximately 18% (acquired in 1992) to over 80%. Adjustments to appropriate asset and liability balances have been recorded based upon estimated fair values of such assets and liabilities. The transaction resulted in the recording of intangibles as the purchase price exceeded the fair value of underlying tangible assets. Any additional payments made under the contingency clause of the Agreement as discussed above will be reflected as an adjustment to the purchase price. The intangible amounts are being amortized over their estimated economic life of 15 years. The financial statements of Berger were consolidated into the Company effective with the closing of the transaction. Assuming the transaction had been completed on January 1, 1994, the addition of Berger's revenues and net income, including adjustments to reflect the effects of the acquisition on a pro forma basis, as of and for the year ended December 31, 1994, would have had an immaterial effect on the consolidated results of the Company.

Janus Compensation Arrangements Termination/Berger Stock Bonus. In fourth quarter 1994, the Company recorded certain one time charges to earnings from its Financial Asset Management segment. These one time items resulted from the early termination of employment and earnings related compensation arrangements for certain Janus key employees, and for establishment of additional minority stock ownership of Berger for key Berger employees.

The Janus compensation arrangements, which began in 1991, permitted individuals to earn units which vested over time, based upon Janus earnings. These arrangements were scheduled to be fully vested at the end of 1996 and would have continued to accrue benefits in subsequent years. The Company negotiated the early termination of the arrangements, which resulted in payments by Janus of $48 million in cash, of which approximately $21 million had been accrued. Termination of the arrangements resulted in a net reduction in Janus' 1994 contribution to KCSI's consolidated earnings of $13.6 million or $.30 per share. By terminating this program, 1995 Janus operating expenses were approximately $10 million lower than what they would have been if the compensation arrangements were still in effect. Future years should continue to benefit from this transaction through reductions in Janus operating expenses.

The Berger stock transaction established minority stock ownership for certain key employees and resulted in a one time pretax increase in Berger's operating expenses of $1.8 million. The additional minority stock provides ownership incentive to key employees for future growth of Berger and was anticipated in the acquisition discussed earlier. These Janus and Berger transactions reduced KCSI's consolidated 1994 earnings by $.32 per share.

Completion of the Kansas City Southern Railway Track and Structure Rebuilding Program/Acceleration of MidSouth Corporation Rebuilding Program. During 1994, KCSR concluded the major portions of a rail track and structure program which first began in 1986. In addition, as part of the MidSouth acquisition, a planned upgrade of the existing MidSouth roadbed was added to the program. Increased traffic levels on both the original KCSR route and the MidSouth, however, accentuated the need to accelerate the MidSouth portion of the program. By the end of 1994, KCSR had essentially completed the MidSouth upgrade program thereby improving the capacity, efficiency and safety of the East/West MidSouth route. Accordingly, KCSR capital expenditures (including Carland, Inc.) for 1994 were $191 million versus $100 million in 1993. Acceleration of the MidSouth program and completion of the KCSR program resulted in a reduction of railway capital expenditures to $110 million in 1995.

MidSouth Acquisition. The Company completed the acquisition of MidSouth, a regional railroad holding company headquartered in Jackson, Mississippi, on June 10, 1993. The purchase price for the acquisition of the MidSouth common stock aggregated approximately $213.5 million, paid in cash. The MidSouth acquisition was accounted for as a purchase. Results of operations of the Company for the year ended December 31, 1993 include the operations of MidSouth as a consolidated subsidiary effective with the closing of the transaction. Excluding the effect of additional tax expense for federal tax rate increases related to deferred accruals applicable to 1993, the transaction did not result in any dilution in the Company's 1993 or 1994 earnings. As a result of this acquisition, the Company acquired operating loss carryforwards, of which $54 million remained at December 31, 1995. Annual utilization of these loss carryforwards may be limited by the Internal Revenue Code as a result of a change in ownership. Anticipated future tax benefits associated with the loss carryforwards were recorded as a reduction of recorded intangibles.

The MidSouth acquisition provides an important East/West rail line, as a complement to KCSR's predominantly North/South route. This East/West line, running from Dallas, Texas to Meridian, Mississippi, has allowed the Company to be more competitive in the transcontinental intermodal transportation market, among others. In mid-November 1994, KCSR began dedicated through train service between Dallas, Texas and Atlanta, Georgia for intermodal traffic. This new dedicated service was initiated in conjunction with Norfolk Southern Railway Company ("NS"), which interchanges with KCSR at Meridian, Mississippi, for transport of intermodal traffic to destinations on the NS in the Southeastern and Eastern United States. This intermodal route competes directly with truck carriers along the Interstate 20 corridor and offers service times which are competitive with both truck and other rail carriers.

Acquisition of the MidSouth also adds customers in the South Central U.S. to KCSR's traffic base and has provided opportunities for the rerouting of certain commodity movements over less circuitous routes. Effective January 1, 1994, MidSouth was operationally and administratively merged into KCSR.

1993 Tax Legislation. On August 10, 1993, President Clinton signed into law the Omnibus Budget Reconciliation Act of 1993. This tax legislation changed numerous provisions of the then existing tax law. The most significant of these changes affect the Company's KCSR operations. The new tax law increased the corporate tax rate from 34% to 35%. Accordingly, the Company's 1993 earnings include additional income tax expense attributable to the tax rate increase retroactive to January 1, 1993. These charges, which are included in the provision for taxes on income, represent $3.4 million ($.08 per share) related to deferred tax accruals and $900,000 ($.02 per share) related to 1993 earnings.

Union Labor Negotiations. Collective bargaining agreements with KCSR union employees, representing approximately 85% of KCSR's workforce, were executed in 1991 and 1992. These agreements allowed for implementation of productivity improvements and cost sharing arrangements with contract employees. Productivity improvements have been realized by modifications in the operation of trains through reduced crew sizes and elimination of certain unproductive work rules. These productivity improvements were necessary to enable the railroad industry to remain competitive with other modes of transportation. These labor agreements reopened for negotiation at the end of 1994 for most bargaining unions while others reopened for negotiation in varying periods beginning in 1995. In December 1995, KCSR reached a tentative agreement with the United Transportation Union. A similar tentative agreement was also reached with the Brotherhood of Locomotive Engineers in February 1996. Collectively, these two bargaining groups represent approximately 40% of KCSR's workforce, and include trainmen, conductors, engine service personnel, yardmasters and locomotive engineers. KCSR management is currently in the process of meeting with these and other unions representing its employees through the National Railway Labor Conference (along with other Class I railroads), seeking to negotiate issues on a national level. Discussions with these unions are ongoing.

As a result of the labor agreements executed in 1991 and 1992, management believes the Company is better positioned to compete effectively with railroads contiguous to its lines as well as other forms of transportation. However, railroads remain restricted by certain remaining antiquated operating rules and are thus prevented from achieving optimum productivity.

KCSR and other railroads continue to be affected by labor regulations which are more burdensome than those governing non-rail industries, including its principal trucking competitors. The Railroad Retirement Act requires up to a 23.75% contribution by railroads on eligible wages, while the Social Security and Medicare Acts only require a 7.65% employer contribution on similar wage bases. Other programs, such as The Federal Employees Liability Act (FELA), when compared to worker's compensation laws vividly illustrate the competitive disadvantage placed upon the rail industry by federal labor regulations.

Safety and Quality Programs. KCSR continued implementation and emphasis of important safety and quality programs during 1995. Related benefits are expected to be recurring in nature and realizable over future years. In 1995, the Company reported a 16% decrease from 1994 in Federal Railroad Administration reportable employee injuries. However, in 1994, the Company experienced a doubling of reportable employee injuries compared to 1993, primarily attributable to the merger of the MidSouth into KCSR (MidSouth statistics were not included prior to 1994). Despite the decrease in reportable injuries in 1995, associated operating expenses did not decrease similarly based on the nature of the injuries. With respect to 1994, although overall employee injuries increased over 1993, associated operating expenses did not rise in the same proportion as the number of injuries, primarily as a result of KCSR's active safety programs coupled with the lesser severity of 1994 injuries. In 1993, the Company experienced a 31% reduction in employee injuries as compared to 1992. "Safety" and "Quality" programs comprise two important ongoing elements of railroad management's goal of reducing employee injuries. Associated expenses are not anticipated to have a material impact on operating results in future years.

DST Business Developments 1995. DST equity in earnings included in the Company's 1995 results was impacted by three significant transactions in addition to the previously discussed public offering.

In fourth quarter 1995, DST's 29% owned equity investment, The Continuum Company, Inc. ("Continuum"), recorded a non-recurring charge related to Continuum's December 1995 acquisition of SOCS Groupe, S.A., a French insurance software firm. DST recognized an estimated $8.4 million loss for its share of Continuum's non-recurring charge, of which the Company's approximate 41% share is included in equity in earnings from unconsolidated affiliates.

On January 31, 1995, DST completed the sale of its 50% interest in Investors Fiduciary Trust Company Holdings, Inc. ("IFTC") to State Street Boston Corporation ("State Street"). At closing, DST received 2,986,111 shares of State Street common stock in a tax free exchange (representing an approximate 4% ownership interest in State Street). As a result of this transaction, the Company recognized a net gain of $4.7 million in first quarter 1995. With the closing of the transaction, IFTC ceased to be an unconsolidated affiliate of DST and no further equity in earnings of IFTC were recorded by DST. The Company recognized equity in earnings from IFTC of $6.5 and $4.8 million in 1994 and 1993, respectively. DST received approximately $1.5 million in dividends from State Street during 1995.

DST Business Developments 1994 and 1993.
Developmental and International Business Units. During 1994, combined operating and net losses from DST's developmental and international business units had an unfavorable impact on DST results. During 1993, DST began an expansion of certain of its product offerings and geographic presence. It increased its Portfolio Accounting product offerings with the acquisitions of Clarke & Tilley, Ltd. (a United Kingdom entity), a developer and distributor of investment accounting software, and Belvedere Financial Systems, which develops and markets an investment accounting product. DST expanded its mutual fund product offerings with the 1993 acquisition of Corfax Benefit Systems, Ltd. and the formation of Clarke & Tilley Data Services, Ltd., a 50% owned United Kingdom entity. Additionally, DST expanded marketing and product support activities for its image-based work management product (Automated Work DistributorTM, "AWD(R)") internationally, using direct marketing and Continuum, which distributes AWD(R) to the insurance industry. DST also acquired a 60% interest in DBS Systems Inc., which has proprietary software to provide billing services for DirecTVTM, a commercial direct broadcast satellite system.

These business units invested in expanded product development and marketing expenditures during 1994, which reduced DST profitability for 1994 as compared to 1993. In addition, when compared with DST core businesses, a higher percentage of revenues from these developmental businesses was derived from software licensing activities. Therefore, operating results were affected greatly by the timing of software license activities.

Output Technologies, Inc. ("OTI"). DST's output processing businesses, OTI, continued to experience growth trends in 1994. OTI printed 802 million pages of output in 1994, up 20% from the 669 million pages in 1993, resulting in improved earnings.

Vantage/Continuum Transaction. Effective September 30, 1993, DST completed the merger of its 90.5% owned subsidiary, Vantage Computer Systems, Inc. ("Vantage"), into a subsidiary of Continuum, a publicly traded international consulting and computer services firm. Vantage and its wholly-owned subsidiary, Vantage P&C Systems, Inc., provide policyholder record keeping data processing and software for the life and property/casualty insurance industries. In the transaction, DST received approximately 3.6 million shares of Continuum stock. As a result of this transaction and additional Continuum stock purchases, DST owned approximately 24% of the outstanding common stock of Continuum at December 31, 1993. In 1994, DST purchased additional Continuum shares through privately negotiated transactions. At December 31, 1994, DST owned approximately 29% of Continuum's outstanding common stock (5.5 million shares). In the initial exchange, DST exchanged Vantage stock with a book value of approximately $17 million for Continuum stock with a then current market value of approximately $62 million. DST accounted for the initial exchange as a non-cash, non-taxable exchange in investment basis of Vantage for an investment in Continuum. Accordingly, no gain recognition was associated with the transaction. Effective October 1, 1993, Vantage results were no longer consolidated with DST and Continuum earnings were included in DST results on the equity basis.

INDUSTRY SEGMENT RESULTS

The Company's major business activities are classified as follows (in millions):

                                          1995*        1994        1993
Revenues
 KCSR                                   $ 502.1     $  472.5    $ 413.0
 Financial Asset Management               239.8        186.3      159.9
 Information & Transaction Processing                  401.7      341.2
 Corporate & Other                         33.3         27.9       31.9
 Total                                  $ 775.2     $1,088.4    $ 946.0

 % Change from Prior Year                 (28.8)%       15.1%      31.0%

Operating Income
 KCSR                                   $  66.6     $  106.7    $  97.5
 Financial Asset Management                92.7         51.1       77.2
 Information & Transaction Processing                   31.2       29.9
 Corporate & Other                         (0.1)        (1.8)      (2.8)
 Total                                  $ 159.2     $  187.2    $ 201.8

 % Change from Prior Year                 (15.0)%       (7.2)%     77.5%

* Financial information for the year ended December 31, 1995 has been restated to reflect DST as an unconsolidated affiliate as of January 1, 1995 as a result of the DST public offering and associated transactions completed in November 1995, which reduced the Company's ownership in DST to approximately 41%. The above noted segments reflect a reclassified presentation of the Company's KCSR and Corporate & Other segments, as discussed previously. In addition, all years reflect the reclassification of certain other income/expense items from "Revenues" and "Costs and Expenses" to a separate "Other, net" line item in the Consolidated Statements of Income.

The presentation hereon reflects a restated 1995 versus historical years 1994 and 1993. If fiscal years 1994 and 1993 were restated to a comparable basis (i.e., DST would be reflected as an unconsolidated affiliate), consolidated revenues and operating income would have been as follows (in millions):

                                    1995           1994          1993
     Revenues                     $  775.2      $  691.2      $  607.9

        % Change from Prior Year      12.2%         13.7%         31.0%

     Operating Income             $  159.2      $  155.9      $  171.9

        % Change from Prior Year       2.1%         (9.3)%        73.5%


The Kansas City Southern Railway Company

The Kansas City Southern Railway Company defined segment operations are comprised of KCSR (a wholly-owned subsidiary) and Carland, Inc., a wholly-owned subsidiary of the Company through various holding companies.
KCSR operates a rail system of 2,931 main and branch line route miles and 4,131 total track miles in a nine state region, including Missouri, Kansas, Arkansas, Oklahoma, Mississippi, Alabama, Tennessee, Louisiana, and Texas. KCSR has the shortest rail route between Kansas City and the Gulf of Mexico, serving the ports of Beaumont and Port Arthur, Texas; and New Orleans, Baton Rouge, Reserve and West Lake Charles, Louisiana. Through haulage rights, KCSR accesses the states of Nebraska and Iowa, and serves the ports of Houston and Galveston, Texas. Kansas City, Missouri, as the second largest rail center in the United States, represents an important gateway for KCSR where it interchanges freight with other major rail carriers. KCSR also has important interchange gateways in New Orleans and Shreveport, Louisiana; Dallas and Beaumont, Texas; and Jackson and Meridian, Mississippi. Major commodities handled by KCSR include coal, grain and farm products, petroleum, chemicals, paper and forest products as well as other general commodities and intermodal traffic. Carland, Inc. leases various types of equipment to KCSR, including railroad rolling stock, roadway maintenance equipment and vehicles.

In 1995, The Kansas City Southern Railway Company segment contributed $11.4 million to the Company's consolidated results as compared to $42.4 million in 1994. The significant decrease in 1995 is attributable to the increased costs and expenses experienced through second quarter 1995 as discussed earlier, some continuing system operating difficulties into third quarter 1995 and additional expenses required to satisfy KCSR customer service needs.

The following summarizes components of KCSR's revenues (in millions per Form
R-1):

                                 1995           1994            1993*
  General Commodities          $  339.8       $  324.6        $  205.1
  Coal                            102.6          101.7           106.2
  Intermodal                       39.0           25.5            17.1
  Other                            20.7           20.7            17.1
      Total                    $  502.1       $  472.5        $  345.5

*Excludes information for MidSouth Corporation, acquired by the Company in 1993.

KCSR revenues were 6% higher in 1995 than 1994 from increased volumes in all areas - general commodities (3%), coal (4%) and intermodal (48%). Continued downward pressure on rates partially offset this volume growth. Revenues in 1994 grew significantly over 1993 as a result of additional revenues from the MidSouth acquisition and operating synergies created by the combination. As domestic economic conditions improved in 1994, KCSR carloading volumes also increased. In 1993, KCSR revenues increased modestly, principally from volume increases in both general commodity and coal trains offset by downward pressure on rates.

In general, competition, most directly from over the road truck transportation, is the primary cause of downward pressure on rates as trucks have eroded the railroad industry's share of transportation dollars. Changing regulations, subsidized highway improvement programs and favorable labor regulations have improved the competitive position of trucks as an alternative mode of surface transportation for many commodities. In recent years, railroad industry management has sought avenues for improving its competitive positions and forged alliances with truck companies in order to provide faster, safer and more efficient service to its customers. KCSR has joined this industry trend by entering into agreements with several truck companies and initiation of through train intermodal service between Dallas, Texas and Meridian, Mississippi in conjunction with Norfolk Southern Railway Company ("NS"). This new intermodal service began in mid-November 1994. In 1995, business volumes benefited from a full year associated with this new intermodal service, and together with continued intermodal growth in general, reflect a $13.5 million (53%) increase in revenues over comparable 1994. The Company's growth in intermodal volumes in 1995 reflects an emphasis on competing not only with other railroads, but also with the trucking industry.

Coal continues to be the largest single commodity handled by KCSR, generating 20% of total revenue carloadings in 1995. KCSR delivers coal to six electric generating plants located at Amsterdam, Missouri; Flint Creek, Arkansas; Welsh, Texas; Mossville, Louisiana; Kansas City, Missouri; and Pittsburg, Kansas. Two coal customers, Southwestern Electric Power Company and Gulf States Utility Company, comprised approximately 88% of total coal revenues generated by KCSR in 1995. KCSR also delivers lignite to an electric generating plant at Monticello, Texas ("TUMCO"). 1995 unit coal revenue was slightly higher than comparable 1994 due to increased volumes, primarily from the resumption of shipments to TUMCO, which had been out of service since late 1993 and returned on line in June 1995.

Petroleum and chemicals, serviced via tank and hopper cars primarily to markets in the Southeast and Northeast through interchange with other rail carriers, as a combined group represent the largest commodity to KCSR in terms of revenue ($128.2 million in 1995 versus $121.5 million in 1994). Revenue growth in 1995 was driven by a 5% increase in petroleum and chemical carloadings over 1994. KCSR also had an 18% increase in pulp/paper revenues in 1995 as compared to 1994, due to a strong market for paper, coupled with reduced 1994 revenues attributable to service interruption caused by the Soo Line strike. KCSR, the third largest railroad in terms of pulp and paper carload originations in the U.S., serves eleven paper mills directly (including International Paper Co. and Georgia Pacific, among others) and six others indirectly through short-line connections, transporting pulpwood, woodchips, poles and raw fiber used in the production of paper, pulp and paperboard.

Revenues for farm products increased approximately 12% in 1995 versus 1994, largely due to weak results in 1994 from slow export grain traffic and the Company's increased focus on the domestic market in 1995.

The increased traffic levels in 1995, together with the unusual costs and expenses through second quarter 1995 discussed earlier, resulted in increased costs and expenses to $380.2 million versus $318.0 million in 1994. Higher costs were particularly evident in the transportation, maintenance of way and maintenance of equipment areas, largely due to increases in the number of employees (e.g., train crews to manage higher volumes). Also, during fourth quarter 1995, KCSR recorded an expense of approximately $3.1 million, pretax, for expected payments to employees upon ratification of new labor agreements currently in negotiation, but retroactive to 1995. KCSR depreciation and amortization expense, including Carland, Inc., increased 16% to $55.3 million in 1995 versus $47.8 in 1994 due to the completion, in late 1994, of KCSR's substantial track and roadbed rebuilding program, and interest expense was 29% higher than 1994 primarily from higher average debt levels related to prior year capital programs. KCSR's operating ratio, a common efficiency measurement among Class i railroads, increased to 84.8% for the year ended December 31, 1995 versus 76.2% for 1994, primarily as a result of the unusual first and second quarter 1995 costs and expenses discussed earlier. Excluding these unusual costs and expenses, the operating ratio would have been 78.9%, with the increase over 1994 largely due to increased depreciation as noted above.

KCSR 1994 revenues rose 2% from 1993, including the full year from MidSouth in 1993. General commodity carloadings rose 6% for 1994 from increased intermodal traffic (which experienced a 46% improvement), but were somewhat offset by lower unit coal carloadings discussed below. Carloadings of chemicals, petroleum and food products were also higher in 1994 but were somewhat offset by a decline in export grain traffic, which was weak for much of 1994. Reduced pulp/paper carloadings were attributable to the Soo Line strike, which had a disproportionate effect on KCSR. The increased intermodal traffic was the result of improved volumes in the Kansas City/Dallas route and initiation of through train service over the Dallas/Atlanta route in conjunction with NS in late 1994. Unit coal revenues declined 4% in 1994 compared to prior year from reduced carloadings in large part as a result of the absence of shipments to the TUMCO plant served by KCSR. This plant accounted for 2.2 million net tons and 247 unit coal trains in 1993, which were temporarily lost to KCSR because of a smoke stack collapse at the plant.

Improved traffic levels in 1994 also translated into increased operating expenses. Increased expenses were experienced in salaries and wages (train & enginemen), car hire (intermodal equipment usage and system congestion), maintenance of equipment (intermodal traffic) and interest expense (related to the indebtedness associated with the MidSouth acquisition). Even though operating expenses were higher in 1994, KCSR was able to reduce its operating ratio from 77.0% in 1993 to 76.2% in 1994.

The flooding in the Midwest region of the United States during 1993 did not materially affect the Company's rail transportation operations. KCSR's trackage, facilities and physical properties were not directly hampered by the rising flood waters. However, many of KCSR's interchange partners in the Kansas City gateway were affected, which resulted in congestion, rerouting of certain traffic, and delays of commodity movements, particularly for grain and coal shipments. KCSR experienced revenue declines during third quarter 1993 in certain commodities due to the inability to interchange shipments with other railroads. Overall, the financial impact was immaterial.

KCSR operations are constantly faced with substantial costs related to fuel, labor and maintenance of equipment and of its roadbed. KCSR locomotive fuel usage represented 7% of railroad operating costs in 1995. Fuel costs are affected by traffic levels, efficiency of operations and equipment, and petroleum market conditions. Although diesel fuel prices have stabilized in recent years, control of fuel expenses is a constant concern of management and fuel savings remains a top priority. In order to help control these costs, the Company has entered into purchase commitments for diesel fuel in 1996.
See "Financial Instruments and Purchase Commitments" below for additional information.

A roadway improvement program was begun by KCSR in 1986. This program was implemented to upgrade the roadway in order to reduce operating costs, improve safety, increase the capabilities of KCSR and increase quality of service to customers. In 1990, KCSR completed bridge and related modifications to support unrestricted transportation of double stack containers. Removal of restrictions to the double stack operation along with the addition of an East/West MidSouth rail line have permitted KCSR to compete more effectively with other carriers in the transcontinental intermodal markets. In 1994, KCSR accelerated the remaining portions of its program on the original KCSR route and also those related to the upgrade and expansion of the MidSouth track and roadbed. Acceleration of this program resulted in increased capital spending. By the end of 1994, both the KCSR and MidSouth track had been essentially rebuilt and MidSouth traffic capability was expanded by the additions of new track sidings. Acceleration of the program became necessary to handle the increased business volumes at faster train speeds while still improving safety. While certain portions of the program continued into 1995, capital expenditures declined significantly from 1994 levels. The roadway maintenance program has been and will continue to be funded with internally generated cash flows.

Portions of roadway maintenance costs are capitalized and other portions expensed, as appropriate. Expenses aggregated $49, $43 and $40 million for 1995, 1994 and 1993, respectively. Maintenance and capital improvement programs are in conformity with the Federal Railroad Administration's track standards and are accounted for in accordance with the regulatory accounting rules.

Assuming no major economic deterioration occurs in the region serviced by KCSR, management expects moderate growth in business during 1996. Intermodal activity should continue to grow, benefiting from investment in and modernization of the Company's intermodal facilities. Additionally, KCSR expects to benefit from the actions taken by management during 1995 to curtail system operating difficulties and to improve KCSR's customer service capabilities.


Financial Asset Management

Financial Asset Management contributed $43.8 million to 1995 consolidated results, a 79% increase over the $24.5 million for comparable 1994. Excluding from 1994 results the one time charge of $14.5 million from the early termination of employment and earnings related compensation arrangements at Janus and establishment of additional minority ownership at Berger, discussed earlier, 1995 Financial Asset Management results were 12% higher than 1994. Increases in assets under management, coupled with successful cost containment initiatives, helped to improve operating income to $92.7 million, up approximately 24% over 1994 (exclusive of the one time charges discussed above). These improved earnings were partially offset by higher promotional and marketing expenses at Janus (up $4.2 million over 1994) and increased intangible amortization ($5.2 million in 1995 versus $1.9 million in 1994) and interest expense ($2.9 million in 1995 versus $0.6 million in 1994) related to the Berger acquisition in late 1994, along with the acquisitions of additional ownership in Janus in 1995.

The following table highlights assets under management and revenues:

                                          1995        1994        1993
Assets Under Management (in billions):
  Janus No-Load Funds                   $  24.6     $  17.3     $  17.0
  IDEX Load Funds                           1.1         0.9         1.2
  WRL Insurance Products Funds              1.7         1.2         1.2
  Institutional and Separately
    Managed Accounts *                      3.7         3.5         2.8

  Total Janus                           $  31.1     $  22.9     $  22.2
  Berger Funds                              3.4         3.0           -
      Total                             $  34.5     $  25.9     $  22.2

Revenues (in millions):
  Janus                                 $ 207.8     $ 178.5     $ 159.9
  Berger                                $  32.0     $   7.8 **  $     -

* 1994 and 1993 include Cash Equivalent Funds of $0.8 and $0.7 billion, respectively, which were serviced by Janus, but advised by an unaffiliated party. In February 1995, Janus introduced its own line of Money Market funds, replacing the Cash Equivalent Funds
** since acquisition, October 1994

Financial Asset Management revenues and operating income increases are a direct result of increases in assets under management and processing services. Assets under management and shareholder accounts have grown in recent years from a combination of new money investments or fund sales and market appreciation. Fund sales have risen in response to marketing efforts, favorable fund performance and the current popularity of no-load mutual funds. Market appreciation has resulted from increases in stock investment values. However, a decline in the stock and bond markets and/or an increase in the rate of return of alternative investments could negatively impact Financial Asset Management revenues and operating income. In addition, the mutual fund market, in general, faces increasing competition as the number of mutual funds continues to increase, marketing and distribution channels become more creative and complex, and investors place greater emphasis on published fund recommendations and investment category rankings. These factors could also affect the Company's Financial Asset Management businesses and negatively impact revenues and operating income.

Janus. Janus' 1995 results reflect the results experienced by the mutual funds market, in general. 1995 operating income increased significantly over 1994 due to growth in assets under management, coupled with depressed results in 1994 as a result of the one time charge of $13.6 million ($27.1 million pretax increase in operating expenses) from the early termination of employment and earnings related compensation arrangements, as discussed
earlier.   Janus assets under management rebounded from slower growth in the second half of 1993 and throughout 1994, increasing 36% to $31.1 billion at December 31, 1995 as compared to $22.9 billion at December 31, 1994. Total fund sales were $11.4 billion during fiscal 1995 versus $6.5 billion in 1994.

In 1994, operating income declined when compared to 1993. This decline in operating income was primarily attributable to the one time net charge discussed above. Excluding this charge, operating income would have risen compared to 1993 but not at levels experienced in prior years. 1994 was a difficult year for equity money managers as rising interest rates affected market conditions in general and, when coupled with increased expenses for advanced customer services capabilities and marketing and promotional efforts, Janus' earnings were negatively affected. While assets under management were relatively stable in 1994, fund sales continued strong at $6.5 billion.

On November 1, 1995, the Janus Twenty Fund reopened to new share sales for the first time since February 1993. Additionally, in December 1995, the Janus Olympus Fund, an equity fund, and Janus High Yield Fund, a bond fund, were introduced. As mentioned previously, Janus introduced its own line of Money Market funds in 1995, which had assets under management approximating $1.2 billion at December 31, 1995.

In 1994, Janus introduced the Janus Overseas Fund, an international equity fund, and expanded its product offerings for the Janus Aspen Series (variable annuity funds). As overall fund sales growth slowed in 1994, Janus focused its efforts on increased marketing and promotional activities in an effort to increase recognition of the Janus brand name and reach a class of potential investors who have not typically used mutual funds as an investment alternative. This initiative led to the launching of a major print, radio and television marketing campaign begun in late 1994, which continued into the first half of 1995.

During 1993, Janus continued to expand the distribution channels of the Janus funds by participating in mutual fund "supermarkets", such as Charles Schwab's Mutual Fund "OneSource" service, as well as a similar program offered by Fidelity Investments. In addition, Janus introduced three new Janus fund portfolios in 1993: Janus Mercury Fund, an equity fund; Janus Federal Tax Exempt Fund, a tax exempt income fund; and the Janus Aspen Series, which consists of portfolios funded through variable annuity contracts, such as the Janus Retirement Advantage.

At December 31, 1995, approximately 13.5% of Janus' total assets under management were generated through the mutual fund "supermarkets" discussed above.

Janus has expanded its assets under management by marketing advisory services directly to pension plan sponsors and insurance, banking and brokerage firms for their proprietary investment products. These relationships generated approximately $980, $948 and $920 million in gross new assets in 1995, 1994 and 1993, respectively.

Berger. Berger is the investment advisor of The Berger One Hundred Fund, The Berger Growth and Income Fund (formerly The Berger One Hundred and One Fund) and The Berger Small Company Growth Fund, as well as private and other accounts, (collectively "Berger Funds"). The Company made its first investment in Berger in 1992 when it acquired an 18% interest. In October 1994, the Company acquired a controlling interest in Berger, increasing its ownership to over 80%, as discussed earlier. At the date of closing of the transaction, Berger became a consolidated subsidiary of KCSI.

During 1995, Berger contributed essentially breakeven results to KCSI consolidated earnings. Gains in assets under management of 13% (from $3.0 billion at December 31, 1994 to $3.4 billion at December 31, 1995) were offset by amortization and interest expense increases (up $2.4 million and $2.3 million, respectively, over 1994) associated with the additional acquisitions made in 1994. Berger shareholder accounts remained stable from 1994 to 1995, totaling approximately 381,000 at December 31, 1995. Berger expenses in 1995 were comparable to 1994, reflecting Berger's efforts to contain costs.

Berger also participates in expanded distribution channels through mutual fund "supermarkets," which generated approximately 31% of Berger's total assets under management at December 31, 1995.

For the period from the acquisition of a controlling interest in October 1994 to December 31, 1994, Berger contributed breakeven results to KCSI consolidated earnings. The earnings included all acquisition related costs and, if not for the one time charge to earnings discussed earlier, Berger would have contributed positively to KCSI's results. Berger assets under management grew rapidly in 1994, beginning the year at $1.9 billion and ending on December 31, 1994 at $3.0 billion.

Management believes Berger has good name recognition in the industry, has continued to have favorable fund performance for certain products and, through the use of marketing and promotional efforts, has attracted increasing fund sales and investors.

Corporate & Other

The Corporate & Other segment in 1995 consists of equity in earnings of DST, Midland Data Systems, Inc./Midland Loan Services, L.P. (collectively "Midland"), Mexrail and other unconsolidated affiliates, earnings of less significant consolidated subsidiaries, unallocated KCSI Holding Company operating expenses, intercompany eliminations, and miscellaneous other investment activities. For 1994 and 1993, DST was consolidated and its results included as a separate segment, Information & Transaction Processing (see discussion below). Additionally, several of the less significant consolidated subsidiaries now a part of the Corporate & Other business segment were included in 1994 and 1993 in the Transportation Services segment.

Consolidated subsidiaries in this segment include: Trans-Serve, Inc., an owner and operator of a railroad wood tie treating facility and a vehicle fleet maintenance operation; Southern Leasing Corporation, involved in finance leasing and other forms of secured financing, generally for equipment acquisition by small to medium sized businesses; Pabtex, Inc., located in Port Arthur, Texas, with deep water access to the Gulf of Mexico, is the owner and operator of a bulk materials handling facility which stores and transfers coal and petroleum coke from trucks and rail cars to ships and barges primarily for export; Mid-South Microwave, Inc., which owns and leases a 1,600 mile industrial frequency microwave transmission system that is the primary communications facility used by KCSR; Rice-Carden Corporation and Tolmak, Inc., both owning and operating various industrial real estate and spur rail trackage contiguous to the KCSR right-of-way; and Southern Development Company, the owner of the headquarters building of the Company and KCSR located in downtown Kansas City, Missouri.

Corporate & Other contributed $181.5 million to the Company's 1995 consolidated results versus $6.0 million in 1994, reflecting the $144.6 million after-tax gain associated with the DST public offering and associated transactions. Additionally, equity in earnings of DST totaling $24.6 million are included for the year ended December 31, 1995 as if DST were an unconsolidated affiliate as of January 1, 1995. In 1994 and 1993, equity in earnings included in the Corporate & Other segment represent only minor investments. See additional discussion in "Unconsolidated Affiliates" below.

Earnings of consolidated subsidiaries were not material in 1995. Pabtex, Inc. experienced an earnings increase in 1995 of approximately $1.5 million as compared to 1994 associated with increased volumes at the petroleum coke export facility. Future earnings for Pabtex, Inc. will be substantially decreased, however, due to the loss of a key customer, who constructed its own storage facility. The impact to the Company's consolidated operating results is not expected to be material.

In 1994, net operating losses declined from previous years due to a combination of lower unallocated holding company expenses and a shift in net interest income/expense as intercompany debt amounts and costs were fully allocated to subsidiary operations as opposed to being borne at the holding company level. In addition, lower expenses in 1994 resulted from the reversal of certain employment related tax and interest accruals (amounting to approximately $.06 per share) due to the favorable outcome of long-standing tax issues regarding the status of KCSI Holding Company employees under the Railroad Retirement Tax Act. However, these expense reductions were partially offset by expenses recognized by the Company in connection with the proposed merger of the Company's KCSR operations with Illinois Central Corporation, which reduced 1994 net income by $.04 per share.


Information & Transaction Processing (1994 and 1993)

The Company's previously wholly-owned subsidiary, DST, comprised the Information & Transaction Processing segment in 1994 and 1993. DST, formed in 1968, together with its subsidiaries and joint ventures (principally Continuum, Boston Financial Data Services, Inc., IFTC and Argus Health Systems, Inc.) provides sophisticated information processing and computer software services and products, primarily to mutual funds, insurance providers, banks and other financial services organizations. Historically, the majority of DST revenue was generated from full-service and remote-service record keeping for the mutual fund industry. In early 1991, DST formed Output Technologies, Inc. ("OTI") as a holding company for DST's business' involved in the financial printing, mailing, output processing and related business lines. DST's principal product lines include: Mutual Fund Shareowners Accounting System, Securities Transfer and Portfolio Accounting Systems, Automated Work Distributor TM, and products/services for international markets.

DST revenues increased in 1994 compared to 1993 because of customer base growth, new lines of business and expanded products. A significant amount of DST's net income is derived from the operations of its various joint ventures discussed in "Unconsolidated Affiliates" below.

DST's contribution to KCSI's consolidated results rose 40% to $32.0 million in 1994 compared to prior year, while 1994 revenues rose 18% from 1993. These improved results are reflective of the growth trends experienced by DST throughout 1994 as mutual fund shareowner accounts serviced reached a record
32.1 million. OTI business volumes increased and earnings from DST's unconsolidated affiliates rose significantly over 1993. Increased earnings from unconsolidated affiliates were attributable to a full year of earnings from Continuum along with improved earnings from DST's other affiliates.
These earnings increases in 1994 were, however, hampered by operating and net losses of its developmental and international businesses, discussed earlier. During 1994, these developmental and international businesses reported revenues and net losses of $39.3 million and $5.3 million, respectively, versus revenues and net losses of $11.0 million and $2.3 million, respectively, in 1993.

OTI continued to grow, with revenues increasing 9% in 1994 compared to 1993, primarily from increased print processing as laser click volumes rose 20%.
OTI achieved growth through acquisitions and location expansion. Also in 1994, DST sought greater market penetration of its AWD(R) product in the insurance marketplace through its licensing agreement with Continuum and directly into non-insurance markets through DST's international subsidiaries. By the end of 1994, DST had international locations in the United Kingdom, Netherlands and South Africa, with more than 8,000 AWD(R) workstations in use worldwide (a 90% increase over 1993), of which approximately 27% were installed in insurance company operations. Beginning in 1991, DST continued its focus on internal and external expansion of its service presence in the mutual fund, insurance and financial services industries. DST's total service to the insurance industry increased as DST continued to process the Vantage policyholder accounts, added processing of all Continuum policyholder accounts and other services, as well as gaining access to Continuum's market for DST's AWD(R) imaging product.


Unconsolidated Affiliates

In 1995, earnings from unconsolidated affiliates consist principally of DST, Midland (a 45% owned affiliate), and Mexrail, Inc., a 49% owned affiliate. In 1994 and 1993, earnings from unconsolidated affiliates were attributable to DST's equity in the earnings of IFTC, a 50% owned DST affiliate prior to the sale of IFTC discussed earlier, Boston Financial Data Services, Inc. ("BFDS," a 50% owned DST affiliate), Continuum, a 29% owned DST affiliate, Argus Health Systems, Inc. ("Argus," a 50% owned DST affiliate) and Midland. During 1995, DST sold its interest in Midland to the Company, and accordingly, Midland earnings are included in the Company's earnings from unconsolidated affiliates.

1995. Equity in earnings of DST of $24.6 million have been included for the year ended December 31, 1995 as if DST had been an unconsolidated affiliate as of January 1, 1995. DST's 1995 results were impacted by, among other things: a 20% increase in revenues over 1994; a 14% increase in mutual fund shareowner accounts serviced; an $8.4 million loss recorded in the fourth quarter 1995 resulting from acquisition related expenses of DST's Continuum equity investment; the sale of IFTC in first quarter 1995 resulting in a net gain to the Company of $4.7 million; reduced equity earnings to DST as a result of the sale of IFTC; and continued efforts to develop and integrate developmental and international business units during 1995.

Midland equity in earnings were $5.2 million in 1995 versus $1.7 million in 1994. The significant increase in 1995 is due to the receipt of incentive payments under certain contracts during fourth quarter 1995.

Equity in earnings from Mexrail, Inc. were minimal during 1995 as they were included as an equity investment for less than two months in 1995. Mexrail earnings are not anticipated to have a significant impact on future consolidated earnings.

1994 and 1993. IFTC experienced growth in assets under custody in 1994 and 1993 ($126 billion in 1994 from $106 billion in 1992), resulting in Company equity earnings of $6.5 and $4.8 million in 1994 and 1993, respectively. Improved 1994 earnings resulted from the increasing interest rate environment in 1994 along with improved mutual fund industry growth.

BFDS, a full service transfer agency for open and closed end mutual funds and corporations utilizing DST's proprietary systems, contributed equity in earnings to DST of $5.1 and $2.1 million in 1994 and 1993, respectively, through increases in mutual fund and corporate shareowner accounts processed, efficient operating practices and expanded services.

As discussed earlier, Continuum became a DST equity affiliate when DST exchanged its interest in Vantage for an equity interest in Continuum in late 1993. Accordingly, Continuum was an unconsolidated affiliate for all of 1994 and contributed $7.2 million in equity earnings to DST as compared to $0.7 million in 1993.

Argus, which provides insurance processing services to the health care industry through a pharmaceutical claims processing system, experienced increased claims volumes in 1994 and 1993, leading to equity in earnings growth to DST from $2.3 million in 1993 to $3.7 million in 1994.

Midland's earnings contribution to DST improved to $1.7 million in 1994 compared to $0.9 million in 1993, due to greater commercial loan conversion volumes, but somewhat offset by a decline in Midland's Resolution Trust Corporation ("RTC") loan processing work as the RTC converted off of the Midland system.


Interest Expense

Consolidated interest expense increased 22% in 1995 to $65.5 million as compared to $53.6 million in 1994. This increase is primarily a result of higher average debt balances throughout 1995 (although ending balances were lower due to the reduction of debt through repayment of credit lines using the proceeds received from the DST public offering and associated transactions). The increased debt balances resulted from borrowings to finance the acquisition of a controlling interest in Berger in late 1994 along with additional purchase price payments in 1995, purchase of additional ownership in Janus in early 1995 and the Company's stock repurchase program. A significant portion of the Company's debt at December 31, 1995 represents fixed rate debt instruments, thereby reducing the Company's risk to increasing interest rates.

Consolidated interest expense rose 5% in 1994 to $53.6 million from $51.2 million in 1993. This rise in interest expense was primarily attributable to an increase in debt balances in 1994, principally associated with borrowings to finance the acquisition of Berger, additional Continuum stock purchases by DST, KCSR equipment requirements and subsidiary working capital, as well as higher interest rates. Interest expense in 1994 was also affected by the reversal of interest accruals ($3.0 million) related to KCSI Railroad Retirement Tax issues discussed earlier, which reduced consolidated interest expense.

Other, Net

Generally, modest fluctuations have occurred within this component for the three years from 1993 to 1995. The increase in 1995 from 1994 primarily relates to interest income earned by the Company from advances to DST during 1995, partially offset by the exclusion of DST interest income, resulting from the deconsolidation of DST from KCSI's consolidated results in 1995. The increase in 1994 from 1993 is largely due to the reversal in second quarter 1994 of certain employment tax accruals as a result of the favorable outcome of a long standing employment tax issues.


LIQUIDITY

Operating Cash Flow. The Company's cash flow from operations has historically been positive and sufficient to fund operations, KCSR roadway capital improvements, DST systems development and operating capacity costs (prior to DST public offering), and debt service. External sources of cash - principally negotiated bank debt, public debt and sale of investments - have historically been used to fund acquisitions, new ventures, investments, equipment additions and Company stock repurchases. Operating cash flows have risen steadily in each year from 1993 to 1995.

The following table summarizes operating cash flow information. Financial information for the year ended December 31, 1995 has been restated to reflect DST as an unconsolidated affiliate as of January 1, 1995 as a result of the DST public offering and associated transactions completed in November 1995, which reduced the Company's ownership in DST to approximately 41%. Financial information for the years ended December 31, 1994 and 1993 reflect historical results which include DST as a consolidated entity.
(in millions):

                                           1995         1994       1993
  Net income                            $  236.7     $  104.9   $   90.5
  Depreciation and amortization             75.0        119.1       97.2
  Equity in undistributed earnings         (29.8)       (23.9)     (12.6)
  Gain on sale of investment, net         (144.6) *
  Dividends from investments               150.0
  Change in working capital items           19.4 **      14.4      (37.7)
  Deferred income taxes                     26.0 **      20.0       29.6
  Other                                     14.7          0.8       22.2
  Net operating cash flow               $  347.4     $  235.3   $  189.2

*    Primarily sale of DST
**   Exclusive of the tax components related to the gain on sale of investment

Operating cash flows in 1995 were $347.4 million, a 48% increase over 1994. The improved operating cash flow in 1995 was primarily due to the $150 million dividend paid by DST in May 1995, partially offset by lower net income, after adjustment for the net gain on the sale of DST, and non-cash depreciation and amortization. Depreciation and amortization decreased in 1995 due to the deconsolidation of DST, offset somewhat by increased amortization associated with the purchase of additional ownership interests in Berger and Janus and higher depreciation at KCSR due to the completion, in late 1994, of its substantial track and roadbed rebuilding program.

Operating cash flows in 1994 rose 24% over 1993 to $235.3 million. The improved operating cash flow resulted from higher net income, increased non-cash depreciation and amortization (MidSouth, Berger and DST related acquisitions and property additions along with increased road and equipment property additions at KCSR), and changes in working capital items. 1993 operating cash flows increased 54% from 1992 to $189.2 million. This increase primarily related to higher net income, increased non-cash depreciation and amortization (MidSouth and DST acquisitions along with KCSR road property additions), and increased deferred income taxes.

Summary cash flow data is as follows (in millions):

                                            1995       1994       1993
Cash flows provided by (used for):
  Operating activities                    $  347.4   $  235.3   $  189.2
  Investing activities                        73.8     (333.6)    (394.7)
  Financing activities                      (402.1)     104.4      196.7
Net increase (decrease) in cash
  and equivalents                             19.1        6.1       (8.8)
Cash and equivalents at beginning of year     12.7        6.6       15.4
Cash and equivalents at end of year       $   31.8   $   12.7   $    6.6

Financing and Investing Cash Flows. These cash flows include: (i) new financings of $98, $201 and $447 million in 1995, 1994 and 1993, respectively;
(ii) repayment of indebtedness in the amounts of $371, $66 and $231 million in 1995, 1994 and 1993, respectively, and (iii) cash dividends of $10, $13 and $13 million in 1995, 1994 and 1993, respectively.

Proceeds from the issuance of debt in 1995 were used for stock repurchases ($12 million) and subsidiary refinancing and working capital ($86 million). Generally, operating cash flows and borrowings under credit lines were used to finance property acquisitions and investments in and loans with affiliates during 1995. Proceeds from the issuance of debt in 1994 were used for KCSR equipment purchases ($64 million), DST Continuum stock purchases ($18 million), the Berger acquisition ($48 million), ESOP contributions ($12 million) and DST property additions ($59 million). Proceeds from issuance of debt in 1993 were used for MidSouth acquisition ($214 million), Continuum stock purchases ($20 million), refinancing of MidSouth indebtedness ($129 million) and subsidiary refinancing and working capital ($84 million).

Repayment of indebtedness includes scheduled maturities and refinancings. In 1995, proceeds received from the DST public offering and repayment by DST of indebtedness to KCSI were used to repay outstanding amounts under existing credit lines.

See discussion under "Financial Instruments and Purchase Commitments" for information relative to certain anticipated 1996 cash expenditures.


CAPITAL STRUCTURE

Capital Requirements. The Company has traditionally funded KCSR capital expenditures using Equipment Trust Certificates for major purchases of locomotive and rolling stock, and negotiated term financing for other equipment and Janus operations. Conversely, capital improvements for roadway track structure have historically been funded with cash flow from operations.

The MidSouth acquisition required completion of a capital improvement program for MidSouth roadbed, locomotives and facilities. This program contemplated a multi-year time frame to upgrade and expand MidSouth's track to handle greater traffic levels at higher train speeds. During 1994, the Company accelerated its time table with respect to major upgrades of the MidSouth program, which included welded rail replacement and construction of new track sidings. Acceleration of the program was necessary to handle increased traffic, especially with respect to intermodal business. By the end of 1994 the major portions of the MidSouth program were complete. The Company funded MidSouth capital requirements with historical funding sources. These same sources were used in funding 1995 KCSR capital programs and are expected to be used in funding 1996 capital programs, currently estimated at $110 million, comparable to the $110 million expended in 1995 and a significant decline from the $191 million expended in 1994.

Funding requirements for the KCSR long-term roadway improvement program, which began in the mid-1980's, has used significant portions of KCSR's operating cash flow. This program, initially scheduled for completion in 1995, was essentially completed in 1994. While certain portions of this program were ongoing in 1995, KCSR's capital expenditures were reduced 42% to $110 million in 1995. In addition, KCSR acquired locomotives and rolling stock equipment during 1994 through the issuance of $55 million in privately placed Equipment Trust Certificates.

Southern Leasing Corporation ("SLC"), included in the Corporate & Other business segment, funds growth in its lease portfolio through SLC credit lines and Company financing arrangements and intends to continue to do so in the future.

Relative to 1994 and 1993, DST capital requirements typically consisted of mainframe, peripheral and other data processing computer equipment. In order to accommodate continuing customer growth demands, DST began a physical expansion of its Winchester Data Center during 1994. The Data Center expansion was essentially completed in 1995, and effectively doubled the size of the facility to allow for increased DST processing capacity. During 1994, DST entered into transactions for the termination of certain mainframe computer equipment leases and purchase of other mainframe equipment in the amount of $11 million, which was funded through vendor arranged financing. In 1993, DST purchased data processing equipment in the amount of $26 million through bank term financing. Additionally, in 1993, DST entered into a sale/leaseback transaction of certain mainframe computer equipment in the amount of $16.6 million.

In the last several years, Janus has upgraded its customer service capabilities through new equipment and technology enhancements. Janus' capital requirements are typically funded with existing cash flows and negotiated indebtedness, when necessary. Berger's current business structure requires minimal capital, with any requirements being funded with existing cash flows.

Capital. The Company's consolidated debt ratio (debt as a percent of total debt plus equity) declined significantly as of December 31, 1995 to 48.1% versus 59.6% on December 31, 1994. Total debt at December 31, 1995 declined $341.0 million or 35% to $644.2 million from December 31, 1994, primarily due to the use of proceeds from the DST public offering and repayment by DST of indebtedness owed to KCSI to repay credit lines. The decrease in the debt ratio is attributable to this decline in debt together with the gain on the sale of DST common stock, offset partially by significant repurchases of the Company's common stock (approximately $223.7 million including the exchange of DST common stock for KCSI common stock owned by the ESOP).

The debt ratio as of December 31, 1994 declined slightly to 59.6% as compared to 59.9% at December 31, 1993. The Company's total debt increased to $985.2 million at December 31, 1994 from $839.7 million at December 31, 1993. This increase in debt was, however, accompanied by increases in stockholders' equity from earnings and decreases in ESOP deferred compensation in keeping the debt ratio at approximately 60%. The MidSouth acquisition, completed in 1993, added significant amounts of new indebtedness to the Company's balance sheet. These higher debt amounts were expected as the Company fully absorbed MidSouth operations.

Management anticipates that the debt ratio will increase slightly in future years through continued repurchases of Company common stock, but will be substantially offset by profitable operations, which are expected to generate positive cash flow for debt retirement. Additionally, completion of the DST stock offering significantly reduced the Company's debt ratio and strengthened its capital structure and financial position.

Components of capital are shown as follows (in millions):

                                     1995          1994         1993
  Debt due within one year         $   10.4     $   56.4    $    63.5
  Long-term debt                      633.8        928.8        776.2

  Total debt                          644.2        985.2        839.7

  Stockholders' equity                695.2        667.2        562.7

  Total debt plus equity           $1,339.4     $1,652.4     $1,402.4

  Debt as a percent of total
    debt plus equity                   48.1%        59.6%        59.9%

In 1995, 1994 and 1993, the Company repurchased $138.9, $10.3 and $9.5 million, respectively, of its common stock in accordance with the stock repurchase and stock option plans approved by the Company's Board of Directors. Also in 1995, in connection with the DST public offering, the Company exchanged DST common stock for KCSI shares owned by the ESOP totaling $84.8 million.

Minority Purchase Agreements. Agreements between KCSI and certain Janus minority owners contain, among other provisions, mandatory stock purchase provisions whereby under certain circumstances, KCSI would be required to purchase the minority interest of Janus at a purchase price based upon a multiple of Janus earnings. In late 1994, the Company was notified that certain Janus minority owners made effective the mandatory purchase provisions for a certain percentage of their ownership. In the aggregate, the shares made effective for mandatory purchase totaled $59 million. Concurrent with the early termination of the Janus compensation arrangements, discussed earlier, recipients of the amounts paid to terminate the arrangements used their after-tax net proceeds to purchase certain portions of the shares made effective for mandatory purchase, in early January 1995. In addition, the Janus minority group was restructured to allow for minority ownership by other key Janus employees. These employees purchased other portions of the minority shares made effective for mandatory purchase through payment of cash and creation of recourse loans financed by KCSI in the amount of $10.5 million. The remaining minority shares made effective for mandatory purchase were purchased by Janus for treasury ($6.1 million) and by KCSI for $12.7 million. As a result of the combination of KCSI acquiring additional Janus shares and the reduction of outstanding shares with Janus' treasury purchase, KCSI increased its ownership in Janus from approximately 81% to 83% upon closing of the transaction in January 1995. Additional purchases were made by minority holders during 1995, financed through recourse loans by KCSI in the amount of $8.8 million. The Company also purchased shares in 1995 thereby maintaining its respective ownership percentage. The KCSI share purchases resulted in the recording of intangibles as the purchase price exceeded the value of underlying tangible assets. The intangibles are being amortized over their estimated economic lives. A restructuring of the Janus minority ownership group provides for less concentrated stock ownership and establishes a greater emphasis on the growth of Janus.

The new minority owners of Janus also have stock purchase provisions which under certain circumstances require KCSI to purchase the minority interest at fair market value. If all of the provisions of the Janus minority owner agreements became effective, KCSI would be required to purchase the respective minority interests, currently estimated at approximately $137 million.

The purchase price for the mandatory provisions is based upon a multiple of earnings and/or fair market value determinations depending upon specific agreement terms. In the event such provisions became effective, KCSI would be required to meet such commitments.

Agreements between KCSI and Berger minority owners contain mandatory stock purchase provisions, which under certain circumstances require Berger or KCSI to purchase the minority interest at a purchase price based upon a multiple of Berger's net investment company advisory fees. If all of the provisions relative to mandatory stock repurchase became effective, KCSI would be required to purchase the respective minority interests, currently estimated at approximately $32 million.

Overall Liquidity. During the 1993-1995 period, the Company continued to grow and strengthen its relative position in The Kansas City Southern Railway Company and Financial Asset Management businesses. In addition, completion of the DST stock offering strengthened the Company's financial position while providing an investment with market liquidity. Based on DST's stated dividend policy, the Company does not anticipate receiving any dividends from DST in the foreseeable future. Exclusive of any dividends the Company may receive from DST in the future, the Company believes it has adequate liquid resources, which include sufficient lines of credit and businesses which have historically been positive cash flow generators, to meet future operating, capital and debt service requirements.


OTHER

Inflation. Inflation has not had a significant impact on the Company's operations in the past three years. Generally accepted accounting principles require the use of historical costs. Replacement cost and related depreciation expense, on a replacement cost basis, of the Company's property would be substantially higher than the historical costs reported. The increase in expenses from these fixed costs, coupled with variable cost increases due to significant inflation, would be difficult to recover through price increases given the competitive environments of the Company's principal subsidiaries.

Financial Instruments and Purchase Commitments. During 1995, the Company entered into a forward stock purchase contract as a means of securing a potentially favorable price for the repurchase of its common stock. The contract allows the Company to purchase two million shares of the Company's common stock over various time periods at an aggregate price of $87.7 million. In addition, the contract includes an escalating transaction premium which approximated $1.3 million if the contract would have been settled at December 31, 1995. The contract also contains provisions which allow the Company to elect a net cash or net share settlement in lieu of physical settlement of the shares.

The Company has also entered into forward purchase commitments for diesel fuel as a means of securing a competitive price. The contracts require the Company to purchase certain quantities of diesel fuel at defined prices established at the origination of the contract. As of December 31, 1995, approximately 50% of the Company's anticipated fuel requirements for 1996 had been secured through these forward purchase commitments. In general, these fuel purchase commitments approximate current market prices.

In general, the Company enters into transactions such as those discussed above in limited situations based on management's assessment of current market conditions and perceived risks. Historically, the Company has engaged in very few such transactions and their impact has been insignificant. However, the Company intends to respond to evolving business and market conditions in order to manage risks and exposures associated with the Company's various operations, and in doing so, may enter into transactions similar to those discussed above.

New Accounting Pronouncements. The Financial Accounting Standards Board issued Statement 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), during 1995. The new statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill, as well as for long-lived assets and certain identifiable intangibles which are to be disposed. If events or changes in circumstances of a long-lived asset indicate that the carrying amount of an asset may not be recoverable, the company must estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest) is lower than the carrying amount of the asset, an impairment loss must be recognized to the extent that the carrying amount of the asset exceeds its fair value. Adoption of SFAS 121 is mandatory for the Company in first quarter 1996. The adoption of SFAS 121 is not expected to have a material impact on the Company.

The Financial Accounting Standards Board also issued Statement 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), in October 1995. The new statement allows companies to continue under the current approach set forth in Accounting Principles Board Opinion 25 "Accounting for Stock Issued to Employees" ("APB 25"), for recognizing stock-based expense in the financial statements, but encourages companies to adopt the new accounting method based on the estimated fair value of employee stock options. If a company elects to retain the current method under APB 25, pro forma disclosures of net income and earnings per share as if they had adopted the fair value accounting method under SFAS 123 will be required in the company's notes to financial statements. The disclosure provisions of SFAS 123 are effective for fiscal years beginning after December 15, 1995. The Company intends to retain its current accounting approach under APB 25, and will present the applicable pro forma disclosures in the notes to consolidated financial statements for the year ending December 31, 1996 pursuant to the requirements of SFAS 123.

Accounting Change - Postretirement Benefits. The Company adopted Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"), effective January 1, 1993. SFAS 106 required the Company to accrue, currently, postretirement benefits provided to retirees by the Company and its subsidiaries. These benefits relate primarily to postretirement medical, life and other benefits available to employees not covered under collective bargaining agreements.
The adoption of SFAS 106 resulted in a charge to earnings in first quarter 1993 in the amount of $5.5 million, net of applicable income taxes.

Accounting Change - Income Taxes. The Company also adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"), effective January 1, 1993. SFAS 109 was issued as an amendment to Statement of Financial Accounting Standards No. 96 "Accounting for
Income Taxes" ("SFAS 96").   The adoption of SFAS 109 resulted in a charge to
earnings in first quarter 1993 of $970,000. As a result of the Company's previous adoption of SFAS 96, the adoption of SFAS 109 did not have a material impact on the components of income tax expense or the effective income tax rates applicable to continuing operations versus the U.S. federal income tax statutory rate.

Litigation. The Company and its subsidiaries are involved as plaintiff or defendant in various legal actions arising in the normal course of business. While the ultimate outcome of the various legal proceedings involving the Company and its subsidiaries cannot be predicted with certainty, it is the opinion of management, after consultation with legal counsel, that these legal actions currently are not material to the consolidated financial position of the Company. Based upon information currently available, the Company believes that its litigation reserves are adequate.

Environmental Matters. The Company and certain of its subsidiaries are subject to extensive regulation under environmental protection laws concerning, among other things, discharges to waters and the generation, handling, storage, transportation and disposal of waste and other materials where environmental risks are inherent. In particular, the Company is subject to regulatory legislation such as the Federal Comprehensive Environmental Response, Compensation and Liability Act, ("CERCLA," also known as the Superfund law), the Toxic Substances Control Act, the Federal Water Pollution Control Act, commonly known as the "Clean Water Act", and the Hazardous Materials Transportation Act. This legislation generally imposes joint and several liability for clean up and enforcement costs, without regard to fault or legality of the original conduct, on current and predecessor owners and operators of a site. The Company does not foresee that compliance with the requirements imposed by the environmental legislation will impair its competitive capability or result in any material additional capital expenditures, operating or maintenance costs. As part of serving the petroleum and chemicals industry, KCSR transports hazardous materials and has a Shreveport, Louisiana-based hazardous materials emergency team available to handle environmental issues which might occur in the transport of such materials. Additionally, the Company performs ongoing review and evaluation of the various environmental issues that arise in the Company's operations, and takes actions, as necessary, to limit the Company's exposure to potential liability.

The Company has identified a property for which it is performing clean up activities on a voluntary basis. The Company is not under any directive to clean up this property. Anticipated costs to complete this voluntary clean up have been provided for in the Company's consolidated financial statements and the resolution is not expected to have a material impact on the Company's consolidated results of operations or financial position. The Company has filed suit against various parties, including the former tenant of the property, seeking reimbursement of any costs incurred relative to this property.

As previously reported, KCSR has been named as a "potentially responsible party" by the Louisiana Department of Environmental Quality in a state environmental proceeding, Louisiana Department of Environmental Quality, Docket No. IAS 88-0001-A, involving a location near Bossier City, Louisiana, which was the site of a wood preservative treatment plant (Lincoln Creosoting). KCSR is a former owner of part of the land in question. This matter was the subject of a trial in the United States District Court in Shreveport, Louisiana which was concluded in July 1993. The court found that Joslyn Manufacturing Company ("Joslyn"), an operator of the plant, was and is required to indemnify KCSR for damages arising out of plant operations. (KCSR's potential liability is as a property owner rather than as a generator or transporter of contaminants.) The case was appealed to the United States Court of Appeals for the Fifth Circuit, which Court affirmed the U.S. District Court ruling in favor of KCSR.

In early 1994, the Environmental Protection Agency ("EPA") added the Lincoln Creosoting site to its CERCLA national priority list. Since major remedial work has been performed at this site by Joslyn, and KCSR has been held by the Federal District and Appeals Courts to be entitled to indemnity for such costs, it would appear that KCSR should not incur significant remedial liability. At this time, it is not possible to evaluate the potential consequences of further remediation at the site. In another proceeding, Louisiana Department of Environmental Quality, Docket No. IE-0-91-0001, KCSR was named as a party in the alleged contamination of Capitol Lake, Baton Rouge, Louisiana. During 1994, the list of potentially responsible parties was significantly expanded to include the State of Louisiana, and the City and Parish of Baton Rouge, among others. Studies commissioned by KCSR indicate that contaminants contained in the lake were not generated by KCSR.
Management and counsel do not believe this proceeding will have a material effect on the Company.

In the Ilada Superfund Site located in East Cape Girardeau, Ill., KCSR was cited for furnishing one carload of used oil to this petroleum recycling facility. Counsel advises that KCSR's liability, if any, should fall within the "de minimus" provisions of the Superfund law, representing minimal exposure.

The Mississippi Department of Environmental Quality ("MDEQ") initiated a demand on all railroads operating in Mississippi to clean up their refueling facilities and investigate any soil and groundwater impacts resulting from past refueling activities. KCSR has six facilities located in Mississippi. KCSR has developed a plan, together with the State of Mississippi, that will satisfy the MDEQ's initiative. Estimated costs to complete the studies and expected remediation have been provided for in the Company's consolidated financial statements and the resolution is not expected to have a material impact on the Company's consolidated results of operations or financial position.

The Company has recorded liabilities with respect to various environmental issues, which represent its best estimates of remediation and restoration costs that may be required to comply with present laws and regulations. At December 31, 1995, these recorded liabilities were not material. Although these costs cannot be predicted with certainty, management believes that the ultimate outcome of identified matters will not have a material adverse effect on the Company's consolidated results of operations or financial condition.

Regulatory Influence. In addition to the environmental agencies mentioned above, KCSR operations are subject to the regulatory jurisdiction of the Surface Transportation Board ("STB") within the Department of Transportation, various state regulatory agencies, and the Occupational Safety and Health Administration ("OSHA"). Prior to January 1, 1996, the Interstate Commerce Commission ("ICC") had jurisdiction over interstate rates charged, routes, service, issuance or guarantee of securities, extension or abandonment of rail lines, and consolidation, merger or acquisition of control of rail common carriers. In connection with various other legislation, as of January 1, 1996, Congress abolished the ICC and transferred regulatory responsibility to the STB. State agencies regulate some aspect of rail operations with respect to health and safety and in some instances, intrastate freight rates. OSHA has jurisdiction over certain health and safety features of railroad operations.

Financial Asset Management businesses are subject to a variety of regulatory requirements including, but not limited to, the Securities and Exchange Commission, individual state Blue Sky laws, the National Association of Securities Dealers and various other state regulatory agencies.

The Company does not foresee that compliance with the requirements imposed by these agencies' standards under present statutes will impair its competitive capability or result in any material effect on operations.

Stockholder Rights Plan. On September 19, 1995, the Company's Board of Directors approved a Stockholder Rights Plan. The Board declared a dividend of one right for each share of the Company's common stock outstanding. Each right entitles the holder to purchase from the Company 1/1000ths of a share of Series A Preferred Stock or in some circumstances, common stock, other securities, cash or other assets as the case may be, at a price of $210 per share, subject to adjustment. Distribution of the rights under the plan have no dilutive effect, do not affect reported earnings per share, are not taxable to the Company or stockholders and do not change the manner in which the Company's shares are presently traded. The rights will not be exercisable and will be inseparable from and trade automatically with the Company's common stock until certain events occur (as defined in the plan) which would trigger provisions of the rights. The full terms of the rights and associated Series A Preferred Stock are set forth in the Stockholder Rights Plan approved by the Board. The previous plan was terminated in 1994.

Strategic Review. KCSI, as a holding company, is responsible for the management of its primary assets: investments in its subsidiaries. Accordingly, KCSI management continually evaluates its position as to the most effective utilization of these assets. The Company's strategic plan is intended to utilize the strength of the Company's business lines and capabilities, provide for future growth opportunities and achieve the Company's strategic financial objectives. This section is intended to summarize several of the items previously discussed to emphasize their connection to these strategic plans. 1993 through 1995, and future years, have been and will be affected by these strategic decisions.

*  In the period 1993-1995, KCSI management has followed these strategies:
   -  Drive its strongest businesses
   -  Capitalize on advantages of location and market leadership
   -  Leverage earnings with productivity gains for itself and its customers
   -  Link new directions to present market and technical strengths.

*  KCSI management has applied its cash flows primarily as follows:
   - Strategic and operating needs of The Kansas City Southern Railway Company and Financial Asset Management businesses (and DST in 1994 and
      1993) to the enhancement of KCSI market leadership positions
   -  Reduction of debt
   -  Repurchase of KCSI common stock to the extent possible
   -  Improvement of the cash return to KCSI stockholders.

These plans have produced the following significant actions:

* On October 31, 1995, DST and the Company successfully effected a public offering of DST shares at an initial public offering price of $21 per share, as discussed previously. In accordance with the Company's strategic focus, the purpose of the offering was to obtain better market recognition of DST's performance and to obtain proceeds for the retirement of debt, repurchase of KCSI common stock and general corporate purposes.

* In May 1995, the Company's Board of Directors elected Michael R. Haverty to the offices of President and Chief Executive Officer of KCSR, and Executive Vice President of KCSI. He was also appointed a Director of KCSI. Mr. Haverty brings more than 25 years of railroad experience to KCSR and his position as Executive Vice President and Director of the Company highlights the renewed focus the Company has placed on its railroad operations.

* The Company and TMM announced that they had concluded an agreement to form a joint venture that will compete for concessions to operate Mexico's railroad lines in the forthcoming privatization process. Management expects that, as trade between the United States and Mexico continues to expand due to the North American Free Trade Agreement, an increasing portion of trade volume between the two countries will be transported by rail.

   While formation of a joint venture (which has not been completed) to participate in the privatization of Mexico's rail system presents certain business opportunities for the Company, it also entails certain risks. These risks include, among others, foreign currency exchange, varying labor and operating practices, cultural differences, and differences between the U.S. and Mexican economies. In addition, the Mexican government has not issued the rules and procedures with respect to the privatization process. As the Company continues its involvement with this process, it plans to minimize these risks to the extent possible.

* The Company's consolidated debt at December 31, 1995 declined $341.0 million or 35% to $644.2 million from December 31, 1994, primarily due to the use of proceeds from the DST public offering and repayment by DST of indebtedness owed to KCSI to repay credit lines.

* During the period 1993-1995, the Company repurchased $243.5 million of its common stock (including the exchange of DST common stock for KCSI common stock owned by the ESOP) in accordance with stock repurchase and stock option plans approved by the Company's Board of Directors.

* The Company's dividend to stockholders was increased by 33% as approved by the Board of Directors in January 1996.

* The Kansas City Southern Railway Company new management team is committed to growth in its service area and intends to expand through short-line rail acquisitions and strategic joint ventures. This commitment is evidenced by the following activity:

  - In November 1995, the Company purchased a 49% interest in Mexrail, Inc. and its wholly-owned subsidiary, the Tex-Mex, providing an outlet for participation in the important North/South structure linked to the Mexican rail system.

  - In 1995, KCSR filed a petition with the regulatory agencies seeking approval for construction of an approximate nine mile rail line from KCSR's main line into the Geismar, Louisiana industrial area, which was requested by three major chemical manufacturers. The Geismar area is a large industrial corridor, which includes companies engaged in the petro-chemical industry, and is currently served by only one rail carrier. With the numerous issues facing the Surface Transportation Board, approval could be delayed to 1997 or possibly 1998.

  - In June 1993, KCSI completed the acquisition of MidSouth Corporation. This acquisition provides the Company an East/West rail line, which presents the opportunity to be a significant competitor in the intermodal transportation market. Additionally, the acquisition increased and diversified KCSR's market share in its trade territory, as well as helping to reduce KCSR's dependence on coal traffic (as MidSouth's primary commodity traffic was in the pulp/paper and forest products area).

  These transactions fit within the strategic business plan for extension of KCSR rail property and increase of the Company's traffic and industry base.

* KCSI has been committed to the mutual fund industry since 1962 and intends to continue and expand that commitment in seeking strong mutual fund growth and increase in its mutual fund servicing businesses.

  - On November 1, 1995, the Janus Twenty Fund reopened to new share sales for the first time since 1993. Additionally, in December 1995, the Janus Olympus Fund and Janus High Yield Fund were introduced.

  - In 1994, Janus introduced the Janus Overseas Fund and expanded product offerings for the Janus Aspen Series. During 1993, Janus introduced three new fund products: Janus Mercury Fund; Janus Federal Tax Exempt Fund; and the Janus Aspen Series. During 1992, Janus introduced three mutual funds: Janus Enterprise Fund; Janus Balanced Fund; and Janus Short-Term Bond Fund.

  - In 1994, KCSI acquired a controlling interest in Berger by increasing its ownership to over 80% from an 18% interest purchased in 1992. Berger is the investment advisor to The Berger One Hundred Fund, The Berger Growth and Income Fund (formerly The Berger One Hundred and One Fund), The Berger Small Company Growth Fund as well as private and other accounts.

Consideration of the Company's strategic alternatives, including the items mentioned above, are expected to continue and to present growth opportunities in future years.

Item 8.   Financial Statements and Supplementary Data

Index to Financial Statements
                                                                  Page

Management Report on Responsibility for Financial Reporting. . . . 35

Financial Statements:

  Report of Independent Accountants. . . . . . . . . . . . . . .   35
  Consolidated Statements of Income for the three
   years ended December 31, 1995 . . . . . . . . . . . . . . .     36
  Consolidated Balance Sheets at December 31, 1995,
   1994 and 1993 . . . . . . . . . . . . . . . . . . . . . . .     37
  Consolidated Statements of Cash Flows for the three
   years ended December 31, 1995 . . . . . . . . . . . . . . .     38
  Consolidated Statements of Changes in Stockholders'
   Equity for the three years ended December 31, 1995. . . . . .   39
  Notes to Consolidated Financial Statements . . . . . . . . .     40

Financial Statement Schedules:

  All schedules are omitted because they are not applicable, insignificant or the required information is shown in the financial statements or notes thereto.

Management Report on Responsibility for Financial Reporting

The accompanying financial statements and related notes of Kansas City Southern Industries, Inc. and its consolidated subsidiaries were prepared by management in conformity with generally accepted accounting principles appropriate in the circumstances. In preparing the financial statements, management has made judgments and estimates based on currently available information. Management is responsible for not only the financial information but also all other information in this Annual Report on Form 10-K. Representations contained elsewhere in this Annual Report on Form 10-K are consistent with the consolidated financial statements and related notes thereto.

The Company has a formalized system of internal accounting controls designed to provide reasonable assurance that assets are safeguarded and that its financial records are reliable. Management monitors the system for compliance, and the Company's internal auditors measure its effectiveness and recommend possible improvements thereto. In addition, as part of their audit of the consolidated financial statements, the Company's independent accountants, who are selected by the stockholders, review and test the internal accounting controls on a selective basis to establish the extent of their reliance thereon in determining the nature, extent and timing of audit tests to be applied.

The Board of Directors pursues its oversight role in the area of financial reporting and internal accounting control through its Audit Committee. This committee, composed solely of non-management directors, meets regularly with the independent accountants, management and internal auditors to monitor the proper discharge of responsibilities relative to internal accounting controls and to evaluate the quality of external financial reporting.



Report of Independent Accountants

To the Board of Directors and Stockholders of Kansas City Southern Industries, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Kansas City Southern Industries, Inc. and its subsidiaries at December 31, 1995, 1994 and 1993, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Notes 7 and 10 to the financial statements, the Company changed its method of accounting for income taxes and other postretirement benefits in 1993 to conform with Statements of Financial Accounting Standards Nos. 109 and 106.

/s/ Price Waterhouse LLP

Kansas City, Missouri
February 22, 1996

KANSAS CITY SOUTHERN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
Dollars in Millions, Except per Share Amounts
Years Ended December 31

                                              1995         1994          1993

Revenues                                   $  775.2     $1,088.4     $  946.0

Costs and expenses                            541.0        782.1        647.0
Depreciation and amortization                  75.0        119.1         97.2

Operating income                              159.2        187.2        201.8

Gain on sale of equity investment (Note 2)    296.3
Equity in net earnings of unconsolidated
  affiliates (Notes 4, 13):
  DST Systems, Inc.                            24.6
  Other                                         5.2         24.8         14.1
Interest expense                              (65.5)       (53.6)       (51.2)
Other, net                                     20.3         15.3         10.3

Pretax income                                 440.1        173.7        175.0


Income tax provision (Note 7)                 192.9         63.5         69.0
Minority interest in consolidated
  earnings (Note 9)                            10.5          5.3          9.0

Income before cumulative effect
  of accounting changes                       236.7        104.9         97.0

Cumulative effect of changes in
  accounting for income taxes and
  postretirement benefits, net of
  taxes (Notes 7, 10)                                                    (6.5)

Net income                                 $  236.7     $  104.9     $   90.5

Per Share Data:
Primary earnings per share
  Before cumulative effect of accounting
    changes                                $   5.41     $   2.32     $   2.16
  Cumulative effect of accounting changes                                (.14)
        Total                              $   5.41     $   2.32     $   2.02

Weighted average primary
  common shares outstanding (in thousands)   43,737       45,061       44,728

Dividends per share
  Preferred                                $   1.00     $   1.00     $   1.00
  Common                                   $    .30     $    .30     $    .30





            See accompanying notes to consolidated financial statements.

KANSAS CITY SOUTHERN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
Dollars in Millions at December 31

                                             1995         1994          1993
ASSETS

Current Assets:
   Cash and equivalents                    $   31.8     $   12.7     $    6.6
   Accounts receivable, net (Note 5)          135.6        232.3        194.7
   Inventories                                 39.8         46.6         48.3
   Other current assets (Note 5)               74.0         88.5         86.1

     Total current assets                     281.2        380.1        335.7

Investments held for operating
  purposes (Note 4)                           272.1        214.6        174.5

Properties, net (Note 5)                    1,281.9      1,415.3      1,192.6

Intangibles and other assets,
  net (Notes 2, 5)                            204.4        220.8        214.2

   Total assets                            $2,039.6     $2,230.8     $1,917.0


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Debt due within one year (Note 6)       $   10.4     $   56.4     $   63.5
   Accounts and wages payable                  96.9        140.8         70.9
   Accrued liabilities (Note 5)               213.1        142.4        154.0

     Total current liabilities                320.4        339.6        288.4

Other Liabilities:
   Long-term debt (Note 6)                    633.8        928.8        776.2
   Deferred income taxes (Note 7)             303.6        204.2        184.7
   Other deferred credits                      73.1         80.5         99.1
   Commitments and contingencies
     (Notes 2, 7, 8, 9, 11, 12)


     Total other liabilities                1,010.5      1,213.5      1,060.0

Minority interest in consolidated
  subsidiaries (Note 9)                        13.5         10.5          5.9

Stockholders' Equity:
   $25 par, 4% noncumulative, Preferred stock   6.1          6.1          6.1
   $1 par, Series B convertible, Preferred
     stock (Note 8)                             1.0          1.0          1.0
   $.01 par, Common stock (Note 8)              0.4          0.4         30.9
   Capital surplus                            133.9        338.0        303.9
   Retained earnings                          753.8        530.1        439.0
   Shares held in trust (Note 8)             (200.0)      (200.0)      (200.0)
   ESOP deferred compensation                               (8.4)       (18.2)

   Stockholders' equity (Notes 6, 8)          695.2        667.2        562.7

   Total liabilities and
     stockholders' equity                  $2,039.6     $2,230.8     $1,917.0

         See accompanying notes to consolidated financial statements.

KANSAS CITY SOUTHERN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in Millions
Years Ended December 31

                                           1995          1994         1993
CASH FLOWS PROVIDED BY (USED FOR):

Operating Activities:
Net income                                $  236.7      $  104.9     $   90.5
Adjustments to net income:
  Depreciation and amortization               75.0         119.1         97.2
  Deferred income taxes                       99.1          20.0         29.6
  Equity in undistributed earnings           (29.8)        (23.9)       (12.6)
  Dividend from DST Systems, Inc.            150.0
  Gain on sale of equity investment         (296.3)
  Employee benefit expenses not
    requiring operating cash                   8.4           4.3         10.1
Changes in working capital items:
  Accounts receivable                         (2.4)        (35.8)       (29.1)
  Inventories                                  1.3           1.6        (14.5)
  Accounts payable                            (5.5)         69.8         20.3
  Accrued liabilities                        106.7         (20.6)        12.1
  Other working capital items, net            (2.1)         (0.6)       (26.5)
Other, net                                     6.3          (3.5)        12.1
  Net                                        347.4         235.3        189.2

Investing Activities:
Property acquisitions                        (121.1)      (287.7)      (159.2)
Proceeds from disposal of property              9.9         19.2         14.6
Investments in and loans with affiliates      (94.5)       (24.6)       (31.8)
Net proceeds from DST
  Systems, Inc. public offering               112.1
DST Systems, Inc. loan repayments             164.1
Purchase of companies, net of cash acquired                (42.6)      (197.8)
Proceeds from disposal of other investments                  4.5          3.9
Other, net                                      3.3         (2.4)       (24.4)
  Net                                          73.8       (333.6)      (394.7)

Financing Activities:
Proceeds from issuance of long-term debt       97.8        200.6        446.5
Repayment of long-term debt                  (370.9)       (66.3)      (231.4)
Proceeds from stock plans                       7.1          4.9          7.3
Stock repurchased                            (127.0)       (10.3)        (9.5)
Cash dividends paid                            (9.9)       (13.3)       (12.9)
Other, net                                      0.8        (11.2)        (3.3)
     Net                                     (402.1)       104.4        196.7

Cash and Equivalents:
Net increase (decrease)                        19.1          6.1         (8.8)
At beginning of year                           12.7          6.6         15.4
At end of year (Note 3)                    $   31.8     $   12.7     $    6.6

        See accompanying notes to consolidated financial statements.

KANSAS CITY SOUTHERN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Dollars in Millions

                              $1 Par
                     $25 Par  Series B $.01 Par                     Shares      ESOP
                    Preferred Preferred Common   Capital  Retained   Held     Deferred
                       Stock    Stock   Stock    Surplus  Earnings  In Trust Compensation  Total


Balance at
 December 31, 1992    $  6.3    $  -   $ 30.0    $  89.5   $361.4   $    -   $ (24.8)   $462.4
Net income                                                   90.5                         90.5
Dividends                                                   (12.9)                       (12.9)
Stock repurchased       (0.2)                       (9.3)                                 (9.5)
Options exercised and
  stock subscribed                        0.9       22.4                                  23.3
Issuance of Series B
  Preferred stock                 1.0              199.0             (200.0)                 -
Contribution accruals                                                            6.6       6.6
Other                                                2.3                                   2.3

Balance at
 December 31, 1993       6.1      1.0    30.9      303.9    439.0    (200.0)   (18.2)    562.7

Net income                                                  104.9                        104.9
Dividends                                                   (13.3)                       (13.3)
Stock repurchased                                  (10.3)                                (10.3)
Options exercised and
  stock subscribed                        0.3       13.1                                  13.4
Stock plan shares issued
  from treasury                           0.2        4.4                                   4.6
Establishment of a par
  value of common stock                 (31.0)      31.0                                     -
Redemption of common
  stock rights                                               (0.5)                        (0.5)
Contribution accruals                                                            9.8       9.8
Other                                               (4.1)                                 (4.1)

Balance at
 December 31, 1994       6.1      1.0     0.4      338.0    530.1    (200.0)    (8.4)    667.2

Net income                                                  236.7                        236.7
Dividends                                                   (13.0)                       (13.0)
Stock repurchased                                 (138.9)                               (138.9)
Options exercised and
  stock subscribed                                  11.9                                  11.9
Exchange of DST stock
   for KCSI stock held by
   ESOP (Notes 2, 3)                               (84.8)                                (84.8)
Contribution accruals                                                            8.4       8.4
Other                                                7.7                                   7.7

Balance at
 December 31, 1995    $  6.1    $ 1.0   $ 0.4    $ 133.9   $753.8  $ (200.0)   $  -     $695.2


    See accompanying notes to consolidated financial statements.

KANSAS CITY SOUTHERN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1. Significant Accounting Policies

Kansas City Southern Industries, Inc. ("Company" or "KCSI") is a diversified holding company, comprised of businesses engaged in railroad transportation through The Kansas City Southern Railway Company ("KCSR") and Financial Asset Management through its subsidiaries Janus Capital Corporation ("Janus") and Berger Associates, Inc. ("Berger"), as well as significant equity investments.
Note 13 further describes the operations of the Company.

The accounting and financial reporting policies of the Company conform with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Use of the term "Company" as described in this financial section means Kansas City Southern Industries, Inc. as a holding company and all of its consolidated subsidiary companies. Significant accounting and reporting policies are described below.

As a result of the public offering of DST Systems, Inc. ("DST"), formerly a wholly-owned and consolidated subsidiary of the Company, and associated transactions which reduced the Company's ownership percentage in DST to approximately 41% (see Note 2), the Company realigned its business segments to reflect the Company's ongoing focus in KCSR and Financial Asset Management operations. In connection with this realignment, several of the Company's less significant consolidated subsidiaries which were previously reported together with KCSR under Transportation Services, will be included in the Corporate & Other segment. The Corporate & Other segment will also include the Company's equity investment in DST and other unconsolidated affiliates. Principles of Consolidation. The consolidated financial statements include all majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the current year presentation.

The equity method of accounting is used for all entities in which the Company or its subsidiaries have significant influence but not more than 50% voting control interest; the cost method of accounting is generally used for investments of less than 20% voting control interest.

As a result of the DST public offering and associated transactions completed in November 1995 (see Note 2), the Company owns approximately 41% of DST and has accounted for its investment in DST under the equity method of accounting for the year ended December 31, 1995 retroactive to January 1, 1995. For 1994 and 1993, DST is included as a consolidated subsidiary.

Cash Equivalents. Short-term liquid investments with a maturity of generally three months or less are considered cash equivalents. Carrying value approximates market value due to the short-term nature of these investments.

Inventories. Inventories held for resale are valued at the lower of average cost or market; materials and supplies inventories for transportation operations are valued at average cost.

Properties and Depreciation. Properties are stated at cost. Additions and renewals constituting a unit of property are capitalized and all properties are depreciated over the estimated remaining life of such assets. Ordinary maintenance and repairs are charged to expense as incurred.

The cost of transportation equipment and road property normally retired, less salvage, is charged to accumulated depreciation. Conversely, the cost of industrial and rental property retired, and the cost of transportation property abnormally retired, together with accumulated depreciation thereon, are eliminated from the property accounts and the related gains or losses are reflected in earnings.

Depreciation for transportation operations is computed using composite straight-line rates for financial statement purposes. The Interstate Commerce Commission, succeeded by the Surface Transportation Board of the United States Department of Transportation, approves the depreciation rates used by KCSR. KCSR evaluates depreciation rates for properties and equipment and implements approved rates. Periodic revision of rates have not had a material effect on operating results. Unit depreciation methods, employing both accelerated and straight-line rates, are employed in other business segments. Accelerated depreciation is used for income tax purposes. The ranges of annual depreciation rates for financial statement purposes are:

  Transportation
   Road and structures                       1%  -   19%
   Rolling stock and equipment               1%  -   24%
  Other equipment                            2%  -    6%
  Industrial and rental property             2%  -   25%
  Capitalized leases                         5%  -   17%

The Company periodically evaluates the recoverability of its operating properties. If it is determined that the carrying value of properties exceeds the discounted value of future estimated cash flows over the remaining productive lives of the assets, such excess is charged to earnings.

The Financial Accounting Standards Board issued Statement 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), during 1995. The new statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill, as well as for long-lived assets and certain identifiable intangibles which are to be disposed. If events or changes in circumstances of a long-lived asset indicate that the carrying amount of an asset may not be recoverable, the company must estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest) is lower than the carrying amount of the asset, an impairment loss must be recognized to the extent that the carrying amount of the asset exceeds its fair value. Adoption of SFAS 121 is mandatory for the Company in first quarter 1996. The adoption of SFAS 121 is not expected to have a material impact on the Company.

Revenue Recognition. Revenue is recognized by KCSR based upon the percentage of completion of a commodity movement. Revenue is recognized by Janus and Berger primarily as a percentage of the assets under management. Relative to 1994 and 1993, computer processing and output services revenues generated by DST are recognized upon completion of the service provided, and software license fees recognized as services are provided and all customer obligations have been met. Other subsidiaries, in general, recognize revenue when the product is shipped or as services are performed.

Software Development. Purchased software is recorded at cost and amortized over the estimated economic life. DST expenses, as incurred, development and maintenance expenditures for its proprietary software. Capitalizable costs of internally developed software that will be exclusively sold or licensed to third parties have not been material and have been expensed as incurred.

Advertising. The Company expenses all advertising as incurred. Direct response advertising for which future economic benefits are probable and specifically attributable to the advertising is not material.

Intangibles. Intangibles principally represent the excess of cost over the fair value of net underlying assets of acquired companies using purchase accounting and are amortized using the straight-line method over periods
ranging from 7 to 40 years.   On an annual basis, the Company reviews the
recoverability of goodwill. The measurement of possible impairment is based primarily on the ability to recover the balance of the goodwill for each investment from expected future operating cash flows of each of the investments on a discounted basis.

Income Taxes. Deferred income tax effects of transactions reported in different periods for financial reporting and income tax return purposes are recorded by the liability method. This method gives consideration to the future tax consequences of the deferred income tax items and immediately recognizes changes in income tax laws upon enactment. The income statement effect is derived from changes in deferred income taxes on the balance sheet.

Treasury Stock. The excess of par over cost of the Preferred shares held in Treasury is credited to capital surplus. Common shares held in Treasury are accounted for as if they were retired and the excess of cost over par value of such shares is charged to capital surplus.

Stock Plans. Proceeds received from the exercise of stock options or subscriptions are credited to the appropriate capital accounts in the year they are exercised.

The Financial Accounting Standards Board issued Statement 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), in October 1995. The new statement allows companies to continue under the current approach set forth in Accounting Principles Board Opinion 25 "Accounting for Stock Issued to Employees" ("APB 25"), for recognizing stock-based expense in the financial statements, but encourages companies to adopt the new accounting method based on the estimated fair value of employee stock options. If a company elects to retain the current method under APB 25, pro forma disclosures of net income and earnings per share as if they had adopted the fair value accounting method under SFAS 123 will be required in the company's footnotes. The disclosure provisions of SFAS 123 are effective for fiscal years beginning after December 15, 1995. The Company intends to retain its current accounting approach under APB 25, and will present the applicable pro forma disclosures in the notes to the consolidated financial statements for the year ending December 31, 1996 pursuant to the requirements of SFAS 123.

Indebtedness with respect to the leveraged Employee Stock Ownership Plan ("ESOP") was retired in full during 1995. Prior to its retirement, ESOP loan principal payments were accounted for as employee benefit expense, interest payments recorded as interest expense, and quarterly dividends paid from retained earnings on the ESOP stock used to partially service the ESOP loan. Because the ESOP loan was guaranteed by KCSI, the borrowings were reported as long-term debt and corresponding amounts, representing "ESOP deferred compensation," were reduced as the related compensation expense was recognized by the Company.

Earnings Per Share. On January 28, 1993, the Company authorized a 2-for-1 stock split effected in the form of a stock dividend paid March 17, 1993. Appropriate share and per share data have been restated to reflect the stock split.

The Company uses the Primary method for computing earnings per share. The difference between the Primary and Fully-Diluted methods is not material.

Stockholders' Equity. Information regarding the Company's capital stock at December 31, 1995 follows:

                                              Shares         Shares
                                            Authorized       Issued
  $25 Par, 4% noncumulative,
    Preferred stock                           840,000        649,736
  $1 Par, Preferred stock                   2,000,000           None
  $1 Par, Series A, Preferred stock           150,000           None
  $1 Par, Series B, Preferred stock         1,000,000      1,000,000
  $.01 Par, Common stock                  400,000,000     48,402,192

The Company's Series B Preferred stock, issued in 1993, has a $200 per share liquidation preference and is convertible to common stock at a ratio of 4 to 1.

Shares outstanding are as follows at December 31, (in thousands):

                                           1995        1994        1993
   $25 Par, Preferred stock                  242         243         243
   $.01 Par, Common stock                 39,063      43,518      42,798

Retained earnings include equity in unremitted earnings of unconsolidated affiliates of $34.7, $78.3 and $53.2 million at December 31, 1995, 1994 and 1993, respectively.


Note 2. Dispositions, Mergers and Acquisitions

DST Public Offering. On October 31, 1995, DST, formerly a wholly-owned subsidiary of the Company, and the Company effected an initial public offering for a total of 22 million shares of DST common stock. The initial offering price was $21 per share. Of the 22 million shares, 19,450,000 and 2,550,000 were offered by DST and the Company, respectively. On November 6, 1995, an over-allotment option, granted by the Company to the underwriters, for an additional 3,300,000 DST shares owned by the Company was exercised,
effectively completing the DST offering.   The approximate $384.0 million net
proceeds received by DST were used to reduce outstanding indebtedness to the Company and borrowings on bank credit lines, and for working capital. The approximate $276 million in proceeds received by the Company from sale of DST stock and repayment of indebtedness by DST have been used for repayment of debt, repurchase of Company common stock and general corporate purposes. In conjunction with the offering, the Company completed an exchange of 4,253,508 shares of DST common stock for 1,820,000 shares of Company common stock held by the DST portion of the Employee Stock Ownership Plan. The 1,820,000 shares received in the exchange have been accounted for as treasury shares by the Company. With the completion of all associated transactions, the Company's ownership in DST was reduced to approximately 41%, and a pretax gain of approximately $296.3 million was recognized during fourth quarter 1995. The Company recorded approximately $78.6 million in income taxes currently payable and $73.1 million in deferred income taxes in connection with the public offering and associated transactions, resulting in an after-tax gain of approximately $144.6 million.

DST is no longer included in the Company's consolidation, and has been accounted for as an equity investment (in accordance with the Company's accounting policy described more fully in Note 1) in the Consolidated Statement of Income for the year ended December 31, 1995 as if it was an unconsolidated subsidiary as of January 1, 1995. The Consolidated Statements of Income for the years ended December 31, 1994 and 1993 reflect DST as a consolidated subsidiary of the Company.

In order to provide a more relevant comparison of the current operations of the Company to previous years, selected financial information for the years ended December 31, 1994 and 1993 has been reclassified below to reflect DST as a 100% owned unconsolidated subsidiary accounted for under the equity method of accounting. The information reflected below was derived by eliminating all DST assets, liabilities and the various income statement line items from historical consolidated KCSI results as well as consideration of elimination entries required for consolidation, and including only the Company's investment in DST (as an equity investment) and the equity in earnings of DST for each of the years ended December 31, 1994 and 1993. This information does not include any pro forma adjustments which would be required to fully reflect the effects of the DST stock offering as if it had occurred on January 1, 1994 or 1993.

(in millions):

                                                  1994          1993
Current assets                                $   256.0     $   224.1
Investments                                       397.6         331.7
Properties, net                                 1,233.9       1,058.3
Other non-current assets                          169.8         160.6

Total Assets                                  $ 2,057.3     $ 1,774.7

Current liabilities                           $   218.8     $   204.0
Long-term debt                                    895.3         737.3
Other non-current liabilities                     276.0         280.7
Stockholders' equity                              667.2         552.7

Total Liabilities and Stockholders' equity    $ 2,057.3     $ 1,774.7

Operating results:
Revenues                                      $   691.2     $   607.9
Costs and expenses                                473.5         382.2
Depreciation and amortization                      61.8          53.8
  Operating Income                                155.9         171.9
Equity in net earnings                             32.3          25.0
Interest expense                                  (48.0)        (45.0)
Other, net                                         20.2          13.7
  Pretax income                                   160.4         165.6
Income tax provision                               49.1          59.0
Minority interest                                   6.4           9.6
  Income before cumulative
    effect of accounting changes              $   104.9      $   97.0


Mexrail, Inc. Investment. On November 10, 1995, the Company completed the purchase of 49% of the common stock of Mexrail, Inc. ("Mexrail"), including Mexrail's wholly-owned subsidiary, The Texas Mexican Railway Company ("Tex-Mex"), from Transportacion Maritima Mexicana, S.A. de C.V. Tex-Mex operates a 157 mile rail line extending from Corpus Christi to Laredo, Texas. The purchase price of $23 million, which is subject to certain conditions, was financed through the Company's existing credit lines. The investment will be accounted for under the equity method of accounting. The transaction resulted in the recording of intangibles as the purchase price exceeded the fair value of underlying net assets. The intangible amounts will be amortized over a period of 40 years. Assuming the transaction had been completed January 1, 1995, inclusion of Mexrail results on a pro forma basis, as of and for the year ended December 31, 1995, would have had an immaterial effect on the consolidated results of the Company.

Berger Associates, Inc. On October 14, 1994, the Company completed the acquisition of a controlling interest in Berger. The Company made payments of $47.5 million in cash, pursuant to a Stock Purchase Agreement (the "Agreement"). The Agreement also provides for additional purchase price payments, totaling approximately $62.4 million, contingent upon attaining certain levels (up to $10 billion) of assets under management, as defined in the Agreement, over a five year period. In 1995, contingent payments were made totaling $3.1 million, resulting in an adjustment to the purchase price recorded. Any future contingent payments will also be reflected as an adjustment to the purchase price. The acquisition, which was accounted for as a purchase, increased the Company's ownership in Berger from approximately 18% to over 80%. Adjustments to appropriate asset and liability balances have been recorded based upon estimated fair values of such assets and liabilities. The transaction resulted in the recording of intangibles as the purchase price exceeded the fair value of underlying tangible assets. The intangible amounts are being amortized over their estimated economic life of 15 years. The financial statements of Berger were consolidated into the Company effective with the closing of the transaction. Assuming the transaction had been completed on January 1, 1994, the addition of Berger's revenues and net income, including adjustments to reflect the effects of the acquisition on a pro forma basis, as of and for the year ended December 31, 1994, would have had an immaterial effect on the consolidated results of the Company.

MidSouth Corporation. The Company completed the acquisition of MidSouth Corporation ("MidSouth") on June 10, 1993. The purchase price for the acquisition of the MidSouth common stock aggregated approximately $213.5 million, paid in cash by KCSI to holders of MidSouth's common stock and in connection with the exercise of certain options held by MidSouth employees and others. Liabilities were assumed in the amount of $306.9 million.

The MidSouth transaction, which was accounted for as a purchase, represented a significant transaction for the Company. Results of operations of the Company for the years ended December 31, 1993 and 1994 include the operations of MidSouth as a consolidated subsidiary effective with the closing of the transaction.

Adjustments were recorded to appropriate asset and liability balances based upon the fair value of such assets and liabilities. Based upon these adjustments, the total purchase price exceeded the fair value of the underlying net assets by a total of approximately $98 million, and the resulting intangible is being amortized over a period of 40 years. Additional assets are being depreciated over lives ranging from 5 to 35 years.

Certain unaudited pro forma financial information regarding results of operations assuming the MidSouth transaction had been completed on January 1, 1993 follows (in millions, except per share amounts):

                                                            Year Ended
                                                         December 31, 1993
Revenues                                                      $ 1,010.2
Income before cumulative effect of accounting changes              98.5
Net income                                                         93.4

Primary earnings per share:
  Before cumulative effect of accounting changes              $    2.19
  After cumulative effect of accounting changes                    2.08

DST Transactions. On January 31, 1995, DST completed the sale of its 50% interest in Investors Fiduciary Trust Company Holdings, Inc. ("IFTC"), which wholly-owns Investors Fiduciary Trust Company, to State Street Boston Corporation ("State Street"). At closing, DST received 2,986,111 shares of State Street common stock in a tax free exchange (representing an approximate 4% ownership interest in State Street). As a result of this transaction, in first quarter 1995, the Company recognized a net gain of $4.7 million, after consideration of appropriate tax effects, on the sale of an equity investment. With the closing of the transaction, IFTC ceased to be an unconsolidated affiliate of DST and no further equity in earnings of IFTC have been recorded by DST. The Company recognized equity in earnings from IFTC of $6.5 and $4.8 million in 1994 and 1993, respectively.

Effective September 30, 1993, DST completed the merger of its 90.5% owned subsidiary, Vantage Computer Systems, Inc. ("Vantage"), into a subsidiary of The Continuum Company, Inc. ("Continuum"), a publicly traded international consulting and computer services firm. DST received approximately 3.6 million shares of Continuum stock. As a result of this transaction and through additional purchases of

Continuum stock, DST owned approximately 24% of the outstanding Continuum common stock at December 31, 1993. In 1994, DST purchased additional Continuum shares through privately negotiated transactions. Accordingly, at December 31, 1994, DST owned approximately 29% (5.5 million shares) of Continuum's outstanding common stock. In the initial exchange, DST exchanged Vantage stock with a book value of approximately $17 million for Continuum stock with a then current market value of approximately $62 million. DST accounted for the initial exchange as a non-cash, non-taxable exchange in investment basis of Vantage for an investment in Continuum. Accordingly, no gain recognition was associated with the transaction.

During second quarter 1993, DST completed the acquisitions of Clarke & Tilley Ltd. (100% owned), a United Kingdom company which markets investment management software primarily for use in Europe and the Pacific Rim; Corfax Benefit Systems, Ltd. (100% owned), a Canadian company which processes shareowner transactions for mutual funds and pension accounts in Canada; and DBS Systems Corporation (60% owned), a United States company which has developed a software billing system for the direct broadcast satellite industry. During the third quarter 1993, DST acquired Belvedere Financial Systems, Inc. (100% owned), which develops and markets portfolio accounting and investment management systems. Each of these transactions was accounted for as a purchase. The excess of the total purchase price over the fair value of the underlying net assets is being amortized over periods ranging from 7 to 20 years. Cash paid for these transactions was approximately $15.3 million and liabilities assumed were $10.3 million.


Note 3. Supplemental Cash Flow Disclosures

Supplemental Disclosures of Cash Flow Information.

                                       1995        1994          1993
Cash payments (in millions):
Interest                             $  72.0      $  67.5      $  47.4
Income taxes                            20.0         15.5         24.1

Supplemental Schedule of Noncash Investing and Financing Activities. In connection with the DST public offering in fourth quarter 1995, the Company exchanged DST shares for 1,820,000 shares of KCSI common stock owned by the ESOP with a value of approximately $84.8 million. No cash was exchanged in connection with this transaction.

At December 31, 1995, the Company had repurchased $11.9 million of its common stock for which cash had not been exchanged prior to year end. The Company recorded a liability for these repurchases, with an offsetting reduction of stockholders' equity.

The Company's Board of Directors declared a quarterly dividend on November 15, 1995 totaling approximately $3.1 million, payable on January 2, 1996. Accordingly, the dividend declaration effectively reduced retained earnings and established a liability as of December 31, 1995, requiring no cash outlay until 1996.

In fourth quarter 1995, KCSI issued approximately 53,950 shares of common stock under the Eighth Offering of the Employee Stock Purchase Plan. These shares, totaling a purchase price of approximately $2.1 million, were subscribed and paid for through employee payroll deductions in 1994 and 1995. In first quarter of 1994, KCSI issued approximately 234,000 shares of common stock under the Seventh Offering of the Employee Stock Purchase Plan. These shares, totaling a purchase price of approximately $4.4 million, were subscribed and paid for through employee payroll deductions in 1993.

As described in greater detail in Note 6, the Company issued $100 million in Debentures in 1995, and $200 million in Notes in 1993. As part of these transactions, the Company incurred $2.2 million and $2.5 million, respectively, in discount and underwriting fees which were transferred directly to the underwriter. The discount and underwriting fees represent non-cash amounts, which are being amortized over the respective terms of the Debentures and Notes.

DST acquired $29.7 and $21.0 million in 1994 and 1993, respectively, in computer mainframe equipment and software for the Winchester Data Center. These purchases were financed through bank term loans, with equipment manufacturers and/or software vendors, and accordingly, required no direct outlay of cash.

In 1993, DST entered into a sale/leaseback of certain mainframe computer equipment. As part of this transaction, the buyer assumed certain debt obligations related to the computer equipment in the amount of $16.6 million, which provided no cash flow to DST.

Property acquired under capital leases was $3.4 and $1.3 million for 1994 and 1993, respectively. Such acquisitions require no direct outlay of cash.


Note 4. Investments

Investments held for operating purposes include investments in unconsolidated affiliates as follows (in millions):

                              Percentage
                               Ownership
Company Name               December 31, 1995       Carrying Value
                                           1995        1994             1993
DST Systems, Inc. (a)             41%    $ 189.9     $      -        $     -
Mexrail, Inc.                     49%       22.4
Midland (b)                       45%       10.2           4.8            3.2
Berger Associates, Inc. (c)                                               1.2
The Continuum Company, Inc. (d)                           62.5           37.1
Investors Fiduciary Trust Co. (d)                         52.9           50.2
Boston Financial Data Services, Inc. (d)                  15.5           11.4
Argus Health Systems, Inc. (d)                             9.8            6.1
First of Michigan Capital Corp. (d)                        7.6            7.6
Partnerships                                               1.4            1.5
Equipment Finance Receivables (e)           41.8          40.0           42.8
Other                                       10.8          23.0           20.5
Market Valuation Allowances                 (3.0)         (2.9)          (7.1)

Total (f)                               $  272.1      $  214.6       $  174.5


(a) as a result of the DST public offering and associated transactions completed in November 1995 (discussed in Note 2), the Company's investment in DST was reduced to approximately 41%. Fair market value at December 31, 1995 (based on the New York Stock Exchange closing market price) was approximately $582.7 million
(b) Midland is comprised of Midland Data Systems, Inc. and Midland Loan Services, L.P. (both 45% owned KCSI affiliates at December 31, 1995)
(c) in 1994, the Company acquired a controlling interest in Berger by increasing its ownership percentage from approximately 18% to over 80%, resulting in Berger's inclusion in the Company's consolidation
(d)  owned by DST or a subsidiary of DST in 1994 and/or 1993
(e) fair market value based upon rates currently offered was approximately $42.3 million at December 31, 1995
(f) fair market value is not readily determinable for investments other than noted above, and in the opinion of management, market value approximates carrying value

Additionally, the Company's unconsolidated affiliate, DST, holds an investment in the common stock of State Street which it accounts for as an "available for sale" security as defined by Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities". The Company records its proportionate share of any unrealized DST gains or losses related to State Street, net of taxes, in stockholders' equity.

Transactions With and Between Unconsolidated Affiliates. DST had loans outstanding to the Company throughout the first ten months of 1995, which were repaid in connection with the public offering. The Company recognized approximately $8.8 million in interest income related to this indebtedness during 1995. Additionally, DST paid a special dividend of $150 million to the Company in May 1995.

Janus and Berger recognized approximately $3.8 and $0.7 million, respectively, in expenses associated with various services provided by DST in 1995.

During 1995, DST sold its interest in Midland Data Systems, Inc. ("MDS") and Midland Loan Services L.P. ("MLS") to the Company. MDS, now a corporate joint venture of KCSI, had been awarded contracts with the Resolution Trust Corporation ("RTC") for the operation (using DST's Winchester Data Center) of an Asset Management System and a Control Totals Module System for use by the RTC. In 1994, the RTC converted off the MDS system; however, MDS continued to perform programming work for the RTC related to the system. MLS provides comprehensive commercial loan servicing for assets, performing and non-performing loans, and related asset management services for governmental and institutional clients. MDS is the Corporate General Partner of MLS.

1994 and 1993. Boston Financial Data Services, Inc. ("BFDS"), is a corporate joint venture of DST and State Street Boston Corporation, the parent of State Street Bank and Trust Company. BFDS performs shareholder accounting services for companies using State Street Bank and Trust Company as their transfer agent and DST's data processing services, mutual fund recordkeeping and shareholder accounting systems, and securities transfer system.

Prior to the sale of DST's interest in IFTC, discussed in Note 2, IFTC was a corporate joint venture of DST and Kemper Financial Services, Inc. IFTC provides transfer agent and custodial services primarily to the mutual fund industry and utilizes DST's portfolio accounting, securities transfer, and mutual fund systems. DST received advance payments from IFTC for services to be provided in the subsequent fiscal year. There were no such advance payments at December 31, 1994 and $4 million at December 31, 1993.

Argus Health Systems, Inc. ("Argus"), a corporate joint venture of DST providing pharmaceutical claims processing services for the health care industry, uses DST's data processing services. DST received cash advances from Argus totaling $5 million as of December 31, 1993.

Continuum became an equity affiliate of DST during 1993 when DST exchanged its interest in Vantage, as discussed in Note 2. Subsequent to this transaction, DST and Continuum reached an agreement whereby DST began to provide all of Continuum's North American operations data processing requirements through use of DST's Winchester Data Center.

DST revenues associated with the above unconsolidated affiliates were $76 and $74 million for 1994 and 1993, respectively. Accounts receivable include amounts due from unconsolidated affiliates of $14 and $16 million for 1994 and 1993, respectively, for services provided by DST in the ordinary course of business and payable at usual trade terms.

Financial Information. Combined financial information of all unconsolidated affiliates, principally DST in 1995 and DST related affiliates in 1994 and 1993, which the Company and its subsidiaries account for under the equity method is as follows (in millions):

                                            1995         1994         1993
Investment in unconsolidated affiliates   $  198.9     $  166.5     $  126.3
Equity in net assets of
  unconsolidated affiliates                  195.8        159.1        117.3
Dividends and distributions received
  from unconsolidated affiliates             150.0          1.0          1.5

Financial condition:
     Current assets                       $  250.3     $1,129.7     $1,047.7
     Non-current assets                      569.9        143.6        150.1

     Assets                               $  820.2     $1,273.3     $1,197.8


     Current liabilities                  $  178.4     $  933.9     $  856.8
     Non-current liabilities                 162.6         73.2        122.9
     Equity of stockholders and partners     479.2        266.2        218.1

     Liabilities and equity               $  820.2     $1,273.3     $1,197.8


Operating results:
     Revenues                             $  542.0     $  652.1     $  383.8

     Costs and expenses                   $  477.1     $  597.3     $  354.1

     Net Income                           $   40.0     $   54.8     $   29.7

Financial information with respect to DST for 1995 and for IFTC Holdings, Inc. and its wholly-owned subsidiary, Investors Fiduciary Trust Company, for 1994 and 1993, which are included in the amounts shown above, is as follows (in millions):

                                      DST                 IFTC
                                      1995          1994         1993
Financial condition:
  Current assets                    $  188.5     $  814.0     $  835.5
  Non-current assets                   561.0          4.5          1.4

     Assets                         $  749.5     $  818.5     $  836.9


  Current liabilities               $  135.1     $  712.6     $  711.2
  Non-current liabilities              148.1                      25.2
  Equity of stockholders               466.3        105.9        100.5

     Liabilities and equity         $  749.5     $  818.5     $  836.9


Operating results:
  Revenues                          $  484.1     $   63.6     $   51.2

  Costs and expenses                $  443.3     $   50.7     $   41.6

  Net income                        $   27.7     $   12.9     $    9.6

Other. Interest income on cash and equivalents was $1.3, $1.6 and $1.8 million in 1995, 1994 and 1993, respectively.

Berger. At December 31, 1993, the Company had acquired an approximate 18% interest in Berger. During 1994, the Company acquired a controlling interest (over 80%) of Berger (see Note 2).


Note 5. Other Balance Sheet Captions

Accounts Receivable. Accounts receivable include the following allowances (in millions):

                                      1995         1994          1993
Accounts receivable                 $  140.2     $  237.6     $  199.0
Allowance for doubtful accounts         (4.6)        (5.3)        (4.3)

Accounts receivable, net            $  135.6     $  232.3     $  194.7
Doubtful account expense            $    1.8     $    3.3     $    2.1

Other Current Assets. Other current assets include the following items (in millions):

                                       1995         1994         1993
Maturities of equipment finance receivables
  (Southern Leasing Corp.)           $   27.0     $   25.4     $   25.6
Deferred income taxes                    10.6         17.9         23.8
Marketable investments
  (cost approximates market)             21.2         17.6         19.0
Other                                    15.2         27.6         17.7
  Total                              $   74.0     $   88.5     $   86.1

Properties. Properties and related accumulated depreciation and amortization are summarized below (in millions):

                                        1995            1994            1993
Properties, at cost
 KCSR
  Road properties                    $  1,206.2     $  1,173.3     $  1,052.8
  Equipment, including
    $15.4, $15.5 and $12.9
    financed under capital leases         459.3          431.3          351.7
  Land and Facilities                       2.8            2.8            2.9
 Financial Asset Management, including
  $1.4, $1.6 and $1.6 equipment
  financed under capital leases            35.0           30.1           21.7
 Information & Transaction Processing,
  including $0, $5.9 and $5.6 equipment
  financed under capital leases                          351.0          262.8
 Corporate & Other                        116.7          112.8          100.1

  Total                              $  1,820.0     $  2,101.3     $  1,792.0

Accumulated depreciation and amortization
 KCSR
  Road properties                    $    281.7     $    280.2     $    247.5
  Equipment, including $9.5,
    $8.9 and $8.6 for capital leases      187.8          178.4          174.4
  Facilities                                0.4            0.4            0.4
 Financial Asset Management,
  including $1.0, $0.8 and $0.5
  for equipment capital leases             21.8           14.5            7.2
 Information & Transaction Processing,
  including $0, $4.4 and $3.7
  for equipment capital leases                           169.6          128.5
 Corporate & Other                         46.4           42.9           41.4

  Total                              $    538.1     $    686.0     $    599.4

    Net Properties                   $  1,281.9     $  1,415.3     $  1,192.6


Intangibles and Other Assets. Intangibles and other assets include the following items (in millions):

                                         1995          1994            1993
Intangibles                          $    202.9     $    244.9     $    194.6
Accumulated amortization                  (29.2)         (39.8)         (31.3)
  Net                                     173.7          205.1          163.3
Other assets                               30.7           15.7           50.9

  Total                              $    204.4     $    220.8     $    214.2

Accrued Liabilities. Accrued liabilities include the following items (in millions):

                                               1995      1994       1993
Prepaid freight charges due other railroads  $  36.8    $  35.1    $  32.2
Current interest payable on indebtedness        16.3       25.4       18.9
Federal income taxes currently payable          66.4        0.3
Other                                           93.6       81.6      102.9

     Total                                   $ 213.1    $ 142.4    $ 154.0

Note 6. Long-Term Debt

Indebtedness Outstanding. Long-term debt and pertinent provisions follow (in millions):

                                               1995      1994       1993
KCSI
Competitive Advance & Revolving Credit
 Facilities, through May 2000                $    -     $ 319.0    $ 231.0
 Rate: Below Prime
Notes and Debentures, due July
 1998 to December 2025                         500.0      400.0      400.0
 Unamortized discount                           (3.4)      (2.3)      (2.6)
 Rate: 5.75% to 8.8%
ESOP secured term loan                                     13.2       22.8
KCSR
Equipment trust indebtedness, due
 serially to June 2009                         104.7      115.4       67.8
 Rate: 7.151% to 15.0%
Subordinated and senior notes and short-term
 renewable lease financing working capital
 lines, due April 1996 to December 1999          1.6       19.6       24.4
 Rate: 8.0% to 10.58%
DST
Secured and unsecured term loans,
 promissory and mortgage notes                             59.2       58.2
Other
Short-term renewable lease
 financing working capital lines                29.0       38.7       19.3
 Rate: Below prime
Subordinated and senior notes,
 and industrial revenue bonds, due
 November 1997 to May 2004                      12.3       22.4       18.8
 Rate: 7.13% to 9.93%

Total                                          644.2      985.2      839.7

Less:  debt due within one year                 10.4       56.4       63.5

Long-term debt                               $ 633.8    $ 928.8    $ 776.2


KCSI Credit Agreements. On May 5, 1995, the Company established a new credit agreement in the amount of $400 million. The credit agreement replaces approximately $420 million of then existing Company credit agreements which had been in place for varying periods since 1992 (see below).

Proceeds of the facility are anticipated to be used for general corporate purposes. The agreement contains a facility fee ranging from .07 - .25% per annum, interest rates below prime and terms ranging from one to five years. The Company also has various other lines of credit lines totaling $200 million. These lines, which are available for general corporate purposes, have interest rates below prime and terms of less than one year. At December 31, 1995, the Company had no indebtedness outstanding under any of these facilities. Among other provisions, the agreements limit subsidiary indebtedness and sale of assets, and require certain coverage ratios to be maintained.

During 1994 and 1993, the Company established or increased credit agreements with several lending institutions, which increased the Company's borrowing ability to approximately $450 million. The agreements bore interest rates below prime. Proceeds from these agreements were used to finance the Berger and MidSouth acquisitions, refinance certain MidSouth indebtedness and for general corporate purposes. All of these agreements were replaced by the new credit agreement established on May 5, 1995 as discussed above.

Public Debt Transactions. On December 18, 1995, the Company issued $100 million of 7% Debentures due 2025. The Debentures are redeemable at the option of the Company at any time, in whole or in part, at a redemption price equal to the greater of (a) 100% of the principal amount of such Debentures and (b) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the date of redemption on a semiannual basis at the Treasury Rate (as defined in the Debentures agreement) plus 20 basis points, plus in each case accrued interest thereon to the date of redemption. The net proceeds of this transaction were used to repay indebtedness on the Company's existing credit lines and for the repurchase of KCSI common stock.

On June 24, 1993, the Company issued $100 million of 5.75% Notes due in 1998. The Notes are not redeemable prior to maturity. The net proceeds were used to refinance certain MidSouth debt.

On March 3, 1993, the Company issued $100 million of 6.625% Notes due 2005. The Notes are not redeemable prior to maturity. Proceeds were used for debt repayment by DST and Southern Credit Corporation, working capital, capital expenditures, acquisition of or investments in businesses, and repurchase of KCSI common stock.

On July 1, 1992, the Company issued $100 million 7.875% Notes due 2002 and $100 million 8.8% Debentures due 2022. The 7.875% Notes are not redeemable prior to their maturity in 2002, the 8.8% Debentures are redeemable on or after July 1, 2002 at a premium of 104.04%, which declines to par on or after July 1, 2012. Proceeds from the debt offer were used to repay borrowings under then existing revolving credit agreements. The Company used the remaining net proceeds for general corporate purposes including debt repayments, working capital, capital expenditures, acquisition of or investments in businesses and assets, and acquisition of the Company's common stock.

This debt was issued at a total discount of $4.1 million which is being amortized over the respective debt maturities on a straight-line basis, which is not materially different from the interest method.

KCSI ESOP. In 1988, the Company established a $39 million leveraged ESOP (see Stockholders' Equity Note 8). Related indebtedness was guaranteed by the Company.

In 1995, the Company retired the remaining ESOP indebtedness through contributions of $13.2 million, which included $9.0 million in accelerated payments.

Railway Indebtedness. KCSR has purchased rolling stock under conditional sales agreements, equipment trust certificates and capitalized lease obligations, which has been pledged as collateral for the related indebtedness.

Credit Lines. Unused lines of credit at December 31, 1995 follow (in millions)

                                 Commitment            Lines of Credit
                                       Fee           Total       Unused
KCSI                            .070 to .250%      $  600.0     $  600.0
Southern Credit Corporation     .125 to .375%          65.0         36.0
KCSR                                   .1875%           5.0          5.0
     Total                                         $  670.0     $  641.0


Other Agreements, Provisions and Restrictions. As previously noted, the Company has debt agreements containing restrictions on subsidiary indebtedness, advances and transfers of assets and sale and leaseback transactions, as well as requiring compliance with various financial covenants. At December 31, 1995, the Company was in compliance with the provisions and restrictions of these agreements. Unrestricted retained earnings at December 31, 1995 were $348 million.

Leases and Debt Maturities. The Company and its subsidiaries lease transportation equipment, and office and other operating facilities under various capital and operating leases. Rental expenses under operating leases were $30, $53 and $33 million for the years 1995, 1994 and 1993, respectively.

Minimum annual payments and present value thereof under existing capital leases, other debt maturities, and minimum annual rental commitments under noncancellable operating leases, are as follows (in millions):

                        Capital Leases
                Minimum                Net
                 Lease      Less     Present     Other               Operating
                Payments   Interest    Value      Debt       Total      Leases
1996            $   2.1    $   0.6    $   1.5    $   8.9    $  10.4    $  20.0
1997                1.4        0.4        1.0       13.1       14.1       17.1
1998                0.9        0.4        0.5      109.8      110.3       13.7
1999                0.8        0.3        0.5        9.7       10.2        7.9
2000                0.8        0.3        0.5        9.7       10.2        6.2
Later years         4.6        1.2        3.4      485.6      489.0       25.3

Total           $  10.6    $   3.2    $   7.4    $ 636.8    $ 644.2    $  90.2


Fair Value of Long-Term Debt. Based upon the borrowing rates currently available to the Company and its subsidiaries for indebtedness with similar terms and average maturities, the fair value of long-term debt was approximately $679, $959 and $903 million at December 31, 1995, 1994 and 1993, respectively.


Note 7. Income Taxes

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 was issued in February 1992 as an amendment to Statement of Financial Accounting Standards No. 96 "Accounting for Income Taxes" ("SFAS 96"). The Company had previously adopted SFAS 96 effective January 1, 1988. The adoption of SFAS 109 resulted in a $970,000 charge to earnings in the first quarter of 1993.

Under the liability method specified by SFAS 109, the deferred tax liability is determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in the liability for deferred taxes. The principal difference between the Company's assets and liabilities recorded for financial statement and tax return purposes is accumulated depreciation.

Tax Expense. Income tax expense attributable to continuing operations consists of the following components (in millions):

                                        1995         1994          1993
Current
  Federal                             $   78.7     $   40.2     $   31.7
  State and local                         15.2          3.3          3.2

     Total current                        93.9         43.5         34.9

Deferred
  Federal                                 86.2         16.0         24.5
  Federal enacted rate change                                        3.4
  State and local                         12.8          4.0          6.2

     Total deferred                       99.0         20.0         34.1

Total income tax expense               $ 192.9     $   63.5     $   69.0


Deferred Taxes. Deferred taxes are recorded based upon differences between the financial statement and tax basis of assets and liabilities, and available tax credit carryovers. Temporary differences which give rise to a significant portion of federal deferred tax expense (benefit) applicable to continuing operations are as follows (in millions):

                                          1995        1994          1993
Depreciation                           $   19.8     $  16.7      $   19.5
Investment in DST common stock             56.3
Deferred revenue                            0.3        (0.3)         (1.6)
Alternative Minimum Tax ("AMT") credit
  and Net Operating Loss ("NOL") carryovers 6.6        (5.9)         (0.3)
Other expenses for financial
  reporting purposes not currently
  deductible for tax purposes               4.6         4.3           9.0
Other, net                                 (1.4)        1.2           1.3

Total                                  $   86.2     $  16.0      $   27.9

The federal and state deferred tax liabilities (assets) recorded on the Consolidated Balance Sheets at December 31, 1995, 1994 and 1993, respectively, follow (in millions):

                                         1995         1994          1993
Liabilities:
  Depreciation                         $  281.1     $  259.2     $  242.5
  Investment in DST common stock           73.6
  Equity, unconsolidated affiliates         0.4          5.1          1.3
  Other, net                                0.3

  Gross deferred tax liabilities          355.4        264.3        243.8
Assets:
  NOL and AMT credit carryovers           (26.5)       (31.7)       (23.2)
  Book reserves not currently deductible
    for tax                               (26.4)       (20.0)       (23.2)
  Deferred compensation and other
    employee benefits                      (2.5)       (13.1)       (14.4)
  Deferred revenue                         (4.6)        (5.0)        (4.7)
  Vacation accrual                         (2.6)        (3.5)        (2.8)
  Other, net                                            (5.8)        (5.9)
  Gross deferred tax assets               (62.6)       (79.1)       (74.2)

Net deferred tax liability             $  292.8     $  185.2     $  169.6

Based upon the Company's history of prior operating earnings and its expectations for the future, management has determined that operating income of the Company will, more likely than not, be sufficient to recognize fully the above gross deferred tax assets.

Tax Rates. Differences between the Company's effective income tax rates applicable to continuing operations and the U.S. federal income tax statutory rates of 35% in 1995, 1994 and 1993, are as follows (in millions):

                                          1995        1994          1993
Income tax expense using the
  statutory rate in effect             $  154.1     $   60.8     $   61.2
Tax effect of:
  Earnings of equity investees             (1.4)        (6.3)        (3.7)
  DST transactions                         20.5
  Charitable contributions of
    appreciated property                   (3.2)
  Cumulative effect of enacted
    1% federal tax rate increase                                      3.4
  Other, net                               (5.1)         1.7         (1.3)

Federal income tax expense                164.9         56.2         59.6
State and local income tax expense         28.0          7.3          9.4

Total                                  $  192.9     $   63.5     $   69.0

Effective tax rate                         43.8%        36.6%        39.4%

Tax Carryovers. At December 31, 1995, the Company had $3.4 million of alternative minimum tax credit carryover generated by the MidSouth prior to its acquisition by the Company. This credit can be carried forward indefinitely and is available on a "tax return basis" to reduce future federal income taxes payable.

The amount of federal net operating loss carryover generated by the MidSouth prior to its acquisition was $54.0 million with expiration dates beginning in the year 2001. The use of preacquisition net operating losses and tax credit carryovers is subject to limitations imposed by the Internal Revenue Code.
The Company does not anticipate that these limitations will affect utilization of the carryovers prior to their expiration.

Tax Examinations. Examinations of the consolidated federal income tax returns by the Internal Revenue Service ("IRS") have been completed for the years 1984-1989 and the IRS has proposed certain tax assessments for these years.
In addition, other taxing authorities have also completed examinations principally through 1992, and have proposed additional tax assessments for which the Company believes it has recorded adequate reserves.

Since most of these asserted tax deficiencies represent temporary differences, subsequent payments of taxes will not require additional charges to income tax expense. In addition, accruals have been made for interest (net of tax benefit) for estimated settlement of the proposed tax assessments. Thus, management believes that final settlement of these matters will not have a material adverse effect on the consolidated results of operations or financial condition.


Note 8. Stockholders' Equity

Forward Stock Purchase Contract. During 1995, the Company entered into a forward stock purchase contract ("the contract") as a means of securing a potentially favorable price for the repurchase of its common stock in connection with the stock repurchase program authorized by the Company's Board of Directors on April 24, 1995. The contract, which is not held for trading purposes, allows the Company to purchase from a financial institution two million shares of the Company's common stock over various time periods at an aggregate price of $87.7 million. In addition to the aggregate market price, the contract includes an escalating transaction premium which approximated $1.3 million if the contract were to have been settled as of December 31, 1995. The contract also contains provisions which allow the Company to elect a net cash or net share settlement in lieu of physical settlement of the shares. The transaction will be recorded in the Company's financial statements upon settlement of the contract in accordance with the Company's accounting policies described in Note 1. If either the net cash or net share settlement provisions are elected by the Company, any appreciation or depreciation associated with the forward contract will be reflected as an equity component upon settlement of the contract. On December 31, 1995, the fair value of two million shares of the Company's common stock was $91.5 million, based on quoted market prices.

The contract involves, to varying degrees, elements of credit and market risk; however, the Company does not anticipate any material adverse effect on its financial position resulting from its involvement in this contract, nor does it anticipate nonperformance by the counter party. The contract is unsecured.

Stock Option Plans. Employee Stock Option Plans established in 1978, 1983, 1987 and 1991, as amended, provide for the granting of options to purchase up to 18.6 million shares (after stock splits) of the Company's common stock by officers and other designated employees. In addition, the Company established a 1993 Directors' Stock Option Plan with a maximum of 120,000 shares for grant. Such options have been granted at 100% of the average market price of the Company's stock on the date of grant and generally may not be exercised sooner than one year, nor longer than ten years following the date of the grant, except that options outstanding for six months or more, with limited rights, become immediately exercisable upon certain defined circumstances constituting a change in control of the Company.

The Plans include provisions for stock appreciation rights and limited rights ("LRs"). All outstanding options include LRs, except for those related to the Directors' Stock Option Plan. Relevant information is summarized below:

                                     1995             1994             1993
Stock Options:
  Outstanding at January 1        3,280,515        3,935,800        5,527,648
  Exercised                        (664,543)        (904,235)      (1,987,848)
  Canceled/Expired                 (372,600)         (30,000)          (4,000)
  Granted                         1,432,000          278,950          400,000

  Outstanding at December 31      3,675,372        3,280,515        3,935,800

  Exercisable at December 31      2,146,372        2,488,665        2,851,400

Exercise Price, December 31:
  for all outstanding
  options                   $8.80 to $49.00  $8.80 to $49.00  $8.80 to $41.56

  for exercisable options   $8.80 to $49.00  $8.80 to $41.56  $8.80 to $22.66

Shares available for future grants at December 31, 1995 aggregated 3,259,846, all of which will be available for grant up to May 31, 1996, at which time the grants will expire.

Employee Stock Ownership Plan ("ESOP"). In 1987 and 1988, KCSI and DST established leveraged ESOPs for employees not covered by collective bargaining agreements by collectively purchasing $69 million of KCSI common stock from Treasury at a then current market price of $49 per share ($12.25 per share effected for stock splits). During 1990, the two plans were merged into one plan known as the KCSI ESOP. The indebtedness was retired in full during 1995. In October 1995, the ESOP became a multiple employer plan covering both KCSI employees and DST employees.

Employee benefit expense aggregated $5.7, $15.5 and $8.1 million in 1995, 1994 and 1993, respectively, for the ESOP. Interest incurred on the indebtedness was $0.8, $1.2 and $1.8 million in 1995, 1994 and 1993, respectively. Dividends used to service the ESOP indebtedness were $1.6, $1.3 and $0.8 million in 1995, 1994 and 1993, respectively.

In December 1993, the American Institute of Certified Public Accountants issued Statement of Position No. 93-6 ("SOP 93-6") "Employers Accounting for Employee Stock Ownership Plans," which became effective for fiscal years beginning after December 15, 1993. Certain of the Company's ESOP shares are grandfathered under the provisions of SOP 93-6. In 1994, the Company contributed $11.5 million to the ESOP which was used by the trustee to purchase 352,000 shares of KCSI common stock in the open market for allocation to plan participants. These ESOP shares were not grandfathered under the provisions of SOP 93-6. Disclosures regarding the Company's ESOP plan follow, (in millions at December 31, 1995):

  Number of grandfathered common shares
    allocated to plan participants                          4.6
  Number of not grandfathered common shares
    allocated to plan participants                          0.4
  Total number of common shares allocated
    to plan participants                                    5.0

  Cost of unallocated grandfathered ESOP shares         $  10.1

Employee Plan Funding Trust. On October 1, 1993, KCSI transferred one million shares of KCSI Series B Convertible Preferred Stock (the "Series B Preferred Stock") to the Kansas City Southern Industries, Inc. Employee Plan Funding Trust ("the Trust"), a grantor trust established by KCSI. The purchase price of the stock, based upon an independent valuation, was $200 million, which the Trust financed through KCSI. The indebtedness of the Trust to KCSI is repayable over 27 years with interest at 6% per year, with no principal payments in the first three years. The Trust, which is administered by an independent bank trustee and consolidated into the Company's financial statements, will repay the indebtedness to KCSI utilizing dividends and other investment income as well as other cash obtained from KCSI. As the debt is reduced, shares of the Series B Preferred Stock, or shares of common stock acquired on conversion, will be released and available for distribution to various KCSI employee benefit plans, including its ESOP, Stock Option Plan and Stock Purchase Plans. No principal payments have been made and accordingly, no shares have been released or are available for distribution to these plans.

The Series B Preferred Stock, which has a $10 per share (5%) annual dividend and a $200 per share liquidation preference, is convertible into common stock at an initial ratio of four shares of common stock for each share of Series B Preferred Stock. The Series B Preferred Stock is redeemable after 18 months at a specified premium and under certain other circumstances.

The Series B Preferred Stock can be held only by the Trust or its beneficiaries, the employee benefit plans of KCSI. The full terms of the Series B Convertible Preferred Stock are set forth in a Certificate of Designations approved by the Board of Directors and filed in Delaware.

Treasury Stock. The Company issued shares of common stock from Treasury - 523,320 in 1995, 721,431 in 1994 and 1,187,224 in 1993 - to fund the exercise of options and subscriptions under various employee stock option and purchase plans. Treasury stock previously acquired had been accounted for as if retired. The Company purchased shares as follows: 4,978,457 in 1995, 1,376 in 1994 and 5,443 in 1993.

Stock Purchase Plan. The Plan, established in 1977, provides to substantially all full-time employees of the Company, certain subsidiaries and certain other affiliated entities, the right to subscribe to an aggregate of 7.6 million shares of common stock. The purchase price for shares under any stock offering is to be 85% of the average market price on either the exercise date or the offering date, whichever is lower, but in no event less than the par value of the shares.

In the fourth quarter 1995, the Company initiated the ninth offering under the Employee Stock Purchase Plan. Approximately 97,137 shares of Company common stock were subscribed to under this offering, which will be funded through employee payroll deductions, over a one year period, at a price of $38.46 per share. At December 31, 1995, there were approximately 4.0 million shares available for future offerings.

The Company initiated the eighth offering under the stock purchase plan in December 1993. The purchase price under this offering at 85% of the average market price on the offering date was $38.20.
Employees of the Company subscribed to 220,576 shares under this offering, of which 53,950 shares were issued in 1995 and 101,541 were issued in January 1996.

In December 1992, the Company initiated the seventh offering under the stock purchase plan. The purchase price under this offering at 85% of the average market price on the offering date was $18.75. Employees of the Company subscribed to 247,254 shares under this offering, of which 233,926 shares were issued in January 1994.

Restricted Stock. The Company issued 7,300 shares of restricted stock in 1993 to senior management executives of KCSI and certain subsidiaries at then current market prices ranging between $39.25 to $41.56 per share. These shares vest ratably over a five year period.

Establishment of Par Value for Common Stock. On May 6, 1994, the Company amended its certificate of incorporation to set a par value for the common stock and increase its authorized shares. The amendment established a par value of $.01 per common share, which had previously been no par, and had the effect of reallocating amounts between categories within stockholders' equity, but had no overall effect upon the total amount of stockholders' equity. In addition, the number of authorized common shares was increased from 100 million to 400 million.


Note 9. Minority Interest

Purchase Agreements. Agreements between KCSI and Janus minority owners contain, among other provisions, mandatory stock purchase provisions whereby under certain circumstances, KCSI would be required to purchase the minority interest at a purchase price based upon a multiple of Janus earnings.

In late 1994, the Company was notified that certain Janus minority owners made effective the mandatory purchase provisions for a certain percentage of their ownership. In the aggregate, the shares made effective for mandatory purchase totaled $59 million. Concurrent with the notification of these mandatory purchase provisions, the Company negotiated the early termination of certain Janus compensation arrangements, which began in 1991. The compensation arrangements permitted individuals to earn units (which vested over time) based upon Janus earnings. These arrangements were scheduled to be fully vested at the end of 1996 and would have continued to accrue benefits in subsequent years. The negotiated termination resulted in payments of $48 million in cash by Janus, of which approximately $21 million had been accrued. In early 1995, recipients of amounts paid to terminate the arrangements used their after-tax net proceeds to purchase certain portions of the shares made effective for mandatory purchase. In addition, the Janus minority group was restructured to allow for minority ownership by other key Janus employees. These employees purchased other portions of the minority shares made effective for mandatory purchase through payment of cash and creation of recourse loans financed by KCSI in the amount of $10.5 million. The remaining minority shares made effective for mandatory purchase were purchased by Janus for treasury, $6.1 million, and by KCSI for $12.7 million. As a result of the combination of KCSI acquiring additional Janus shares and the reduction of outstanding shares with Janus' treasury purchase, KCSI increased its ownership in Janus from approximately 81% to 83%, upon closing of the transaction in January 1995. Additional purchases were made by minority holders during 1995, financed through recourse loans by KCSI in the amount of $8.8 million.
The Company also purchased shares thereby maintaining its respective ownership percentage. The KCSI share purchases resulted in the recording of intangibles as the purchase price exceeded the value of underlying tangible assets. The intangibles are being amortized over their estimated economic lives.

The new minority owners of Janus also have mandatory stock purchase provisions which under certain circumstances require KCSI to purchase the minority interest at fair market value. If all of the provisions of the Janus minority owner agreements became effective, KCSI would be required to purchase the respective minority interests, currently estimated at approximately $137 million. The purchase price for the mandatory provisions is based upon a multiple of earnings and/or fair market value determinations depending upon specific agreement terms.

Agreements between KCSI and Berger minority owners contain mandatory stock purchase provisions, which under certain circumstances require Berger or KCSI to purchase the minority interest at a purchase price based upon a multiple of Berger's net investment company advisory fees. If all of the provisions relative to mandatory stock repurchase became effective, KCSI would be required to purchase the respective minority interests, currently estimated at approximately $32 million.

Note 10. Profit Sharing and Other Postretirement Benefits

Profit Sharing. Qualified profit sharing plans are maintained for most employees not included in collective bargaining agreements. Contributions for the Company and its subsidiaries are made at the discretion of the Boards of Directors in amounts not to exceed the maximum allowable for federal income tax purposes. There was no profit sharing expense for the year ended December 31, 1995. Profit sharing expense was $0.8 and $4.6 million in the years 1994 and 1993, respectively.

Other Postretirement Benefits. The Company adopted Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"), effective January 1, 1993. The Company and several of its subsidiaries provide certain medical, life and other postretirement benefits other than pensions to its retirees. The medical and life plans are available to employees not covered under collective bargaining arrangements, who have attained age 60 and rendered ten years of service. Individuals employed as of December 31, 1992 were excluded from a specific service requirement. The medical plan is contributory and provides benefits for retirees, their covered dependents and beneficiaries. Benefit expense begins to accrue at age 40. The medical plan was amended effective January 1, 1993 to provide for annual adjustment of retiree contributions and also contains, depending on the plan coverage selected, certain deductibles, copayments, coinsurance and coordination with Medicare. The life insurance plan is non-contributory and covers retirees only. The Company's policy, in most cases, is to fund benefits payable under these plans as the obligations become due. However, certain plan assets do exist with respect to life insurance benefits.

The following table displays a reconciliation of the plans' obligations and assets at December 31 (in millions):

                                         1995         1994          1993
  Accumulated postretirement
    benefit obligation:
     Retirees                          $   7.7      $   7.9      $   8.0
     Fully eligible active
       plan participants                   0.9          1.1          0.9
     Other active plan
       participants                        1.9          1.4          2.0
     Plan assets                          (1.7)        (1.3)        (1.3)
  Accrued postretirement
    benefit obligation                 $   8.8      $   9.1      $   9.6


Net periodic postretirement benefit cost included the following components (in millions):

                                         1995         1994         1993
Service cost                           $   0.3      $   0.4      $   0.2
Interest cost                              0.7          0.8          0.6
Return on plan assets                     (0.1)        (0.1)        (0.1)
Net periodic postretirement
  benefit cost                         $   0.9      $   1.1      $   0.7


The entire accumulated postretirement benefit obligation was charged to earnings in first quarter 1993 in the amount of $5.5 million, net of applicable income taxes. The Companies' health care costs are limited to the increase in the Consumer Price Index ("CPI") with a maximum annual increase of 5%. Accordingly, health care costs in excess of the CPI limit will be borne by the plan participants, and therefore assumptions regarding health care cost trend rates are not applicable.

The assumed annual increase in the CPI is 3%, 4% and 3% at December 31, 1995, 1994 and 1993, respectively. Life insurance plan assets represent bank funds on deposit, with an expected rate of return of 6.5%. The discount rate assumed in determining the accumulated postretirement benefit obligation was 7.25%, 8.5% and 7% at December 31, 1995, 1994 and 1993, respectively. The assumed salary increase was 4%, 5% and 5% at December 31, 1995, 1994 and 1993, respectively.


Note 11. Commitments and Contingencies

Litigation Reserves. In the opinion of management, claims or lawsuits incidental to the business of the Company and its subsidiaries have been adequately provided for in the consolidated financial statements.

Purchase Commitments. The Company has commitments to purchase approximately $14 million of diesel fuel over the next twelve month period, representing approximately 50% of projected fuel requirements for 1996. In general, these fuel purchase commitments approximate current market prices.

Environmental Reserves. The Company's transportation operations are subject to extensive regulation under environmental protection laws and its land holdings have been used for transportation purposes or leased to third-parties for commercial and industrial purposes. The Company records liabilities for remediation and restoration costs related to past activities when the Company's obligation is probable and the costs can be reasonably estimated. Costs of ongoing compliance activities to current operations are expensed as incurred.

The Company's recorded liabilities for these issues represent its best estimates of remediation and restoration costs that may be required to comply with present laws and regulations. At December 31, 1995, these recorded liabilities were not material. Although these costs cannot be predicted with certainty, management believes that the ultimate outcome of identified matters will not have a material adverse effect on the Company's consolidated results of operations or financial condition.


Note 12. Control

Subsidiaries and Affiliates. In connection with its acquisition of an interest in Janus, the Company entered into an agreement which provides for preservation of a measure of management autonomy at the subsidiary level and for rights of first refusal on the part of minority stockholders, Janus and the Company with respect to certain sales of Janus stock by the minority stockholders. The agreement also requires the Company to purchase the shares of minority stockholders in certain circumstances. In addition, in the event of a "change of ownership" of the Company, as defined in the agreement, the Company may be required to sell its stock of Janus to the minority stockholders or to purchase such holders' Janus stock. Purchase and sales transactions under the agreements are to be made based upon a multiple of the net earnings of Janus and/or fair market value determinations, as defined therein. See Note 9 for further details.

Under the Investment Company Act of 1940, certain changes in ownership of Janus or Berger may result in termination of its investment advisory agreements with the mutual funds and other accounts it manages, requiring approval of fund shareholders and other account holders to obtain new agreements.

DST, a 41% owned unconsolidated affiliate of the Company, has a Stockholders' Rights Agreement. Under certain circumstances following a "change in control" of KCSI, as defined in DST's Stockholders' Rights Agreement, substantial dilution of the Company's interest in DST could result.

Employees. The Company and certain of its subsidiaries have entered into agreements with employees whereby, upon defined circumstances constituting a change in control of the Company or subsidiary, certain stock options become exercisable, certain benefit entitlements are automatically funded and such employees are entitled to specified cash payments upon termination of employment.

Assets. The Company and certain of its subsidiaries have established trusts to provide for the funding of corporate commitments and entitlements of officers, directors, employees and others in the event of a specified change in control of the Company or subsidiary. Assets held in such trusts at December 31,

1995 were immaterial. Depending upon the circumstances at the time of any such change in control, the most significant factor of which would be the highest price paid for KCSI common stock by a party seeking to control the Company, funding of the Company's trusts could be very substantial.

Debt. Certain loan agreements and debt instruments entered into or guaranteed by the Company and its subsidiaries provide for default in the event of a specified change in control of the Company or particular subsidiaries of the Company.

Stockholder Rights Plan. On September 19, 1995, the Board of Directors of the Company declared a dividend distribution of one Right for each outstanding share of the Company's common stock, $.01 par value per share (the "Common Stock"), to the stockholders of record on October 12, 1995. Each Right entitles the registered holder to purchase from the Company 1/1,000ths of a share of Series A Preferred Stock (the "Preferred Stock") or in some circumstances, Common Stock, other securities, cash or other assets as the case may be, at a price of $210 per share, subject to adjustment.

The Rights, which are automatically attached to the Common Stock, are not exercisable or transferable apart from the Common Stock until the tenth calendar day following the earlier to occur of (unless extended by the Board of Directors and subject to the earlier redemption or expiration of the Rights): (i) the date of a public announcement that an acquiring person acquired, or obtained the right to acquire, beneficial ownership of 20 percent or more of the outstanding shares of the Common Stock of the Company (or 15 percent in the case that such person is considered an "adverse person"), or
(ii) the commencement or announcement of an intention to make a tender offer or exchange offer that would result in an acquiring person beneficially owning 20 percent or more of such outstanding shares of Common Stock of the Company (or 15 percent in the case that such person is considered an "adverse person"). Until exercised, the Right will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends. In connection with certain business combinations resulting in the acquisition of the Company or dispositions of more than 50% of Company assets or earnings power, each Right shall thereafter have the right to receive, upon the exercise thereof at the then current exercise price of the Right, that number of shares of the highest priority voting securities of the acquiring company (or certain of its affiliates) that at the time of such transaction would have a market value of two times the exercise price of the Right. The Rights expire on October 12, 2005, unless earlier redeemed by the Company as described below.

At any time prior to the tenth calendar day after the first date after the public announcement that an acquiring person has acquired beneficial ownership of 20 percent (or 15 percent in some instances) or more of the outstanding shares of the Common Stock of the Company, the Company may redeem the Rights in whole, but not in part, at a price of $0.005 per Right . In addition, the Company's right of redemption may be reinstated following an inadvertent trigger of the Rights (as determined by the Board) if an acquiring person reduces its beneficial ownership to 10 percent or less of the outstanding shares of Common Stock of the Company in a transaction or series of transactions not involving the Company.

The Series A Preferred shares purchasable upon exercise of the Rights will have a cumulative quarterly dividend rate set by the Board of Directors or equal to 1,000 times the dividend declared on the Common Stock for such quarter. Each share will have the voting rights of one vote on all matters voted at a meeting of the stockholders for each 1/1000th share of preferred stock held by such stockholder. In the event of any merger, consolidation or other transaction in which the common shares are exchanged, each Series A Preferred share will be entitled to receive an amount equal to 1,000 times the amount to be received per common share. In the event of a liquidation, the holders of Series A Preferred shares will be entitled to receive $1,000 per share or an amount per share equal to 1,000 times the aggregate amount to
be distributed per share to holders of Common Stock.   The shares will not be
redeemable. The vote of holders of a majority of the Series A Preferred shares, voting together as a class, will be required for any amendment to the Company's Certificate of Incorporation which would materially and adversely alter or change the powers, preferences or special rights of such shares.

Note 13. Industry Segments

Subsequent to the DST public offering, the Company's major business activities were realigned to reflect the Company's current areas of operations. The three segments are as follows:

The Kansas City Southern Railway Company. The Company operates a Class I Common Carrier railroad system through its wholly-owned subsidiary, KCSR. As a common carrier, KCSR's customer base is comprised of utilities and a wide range of companies in the petro-chemical, agricultural and paper processing industries. The railroad system operates primarily in the United States from the Midwest to the Gulf of Mexico and on an East-West axis from Dallas, Texas to Meridian, Mississippi. Also included in this industry segment is Carland, Inc., a subsidiary of Southern Credit Corporation. Carland, Inc. leases various types of equipment including railroad rolling stock, roadway maintenance equipment and vehicles. KCSR is Carland's principal customer.

KCSR's revenues and earnings are dependent on providing reliable service to its customers at competitive rates, the general economic conditions in the geographic region it serves, and its ability to effectively compete against alternative forms of surface transportation, such as over-the-road truck transportation. KCSR's ability to construct and maintain its roadway in order to provide safe and efficient transportation service is important to its ongoing viability as a rail carrier. As has been evident during 1995, consolidation in the rail industry places increased competitive pressure on KCSR to effectively maintain its presence as an alternative route for the movement of commodities. Additionally, the containment of costs and expenses is important in maintaining a competitive market position, particularly relative to employee costs as approximately 85% of the KCSR's employees are covered under various collective bargaining agreements.

Financial Asset Management. Janus (an 83% owned subsidiary) and Berger (an 80% owned subsidiary) manage investments for mutual funds and private accounts. Both companies operate throughout the United States with headquarters in Denver, Colorado. Janus assets under management (including those Cash Equivalent Funds serviced by Janus but advised by an unaffiliated party) at December 31, 1995, 1994 and 1993 were $31.1, $22.9 and $22.2 billion, respectively. Berger assets under management at December 31, 1995, 1994 and 1993 were $3.4, $3.0 and $1.9 billion, respectively.

Financial Asset Management revenues and operating income are driven by growth in assets under management, and a decline in the stock and bond markets and/or an increase in the rate of return of alternative investments could negatively impact results. In addition, the mutual fund market, in general, faces increasing competition as the number of mutual funds continues to increase, marketing and distribution channels become more creative and complex, and investors place greater emphasis on published fund recommendations and investment category rankings.

Corporate & Other. Earnings of various less significant consolidated subsidiaries (e.g., Pabtex, Inc., Southern Leasing Corporation, etc.), the Company's equity in earnings from its investments in unconsolidated affiliates, unallocated holding company expenses, intercompany eliminations, and miscellaneous investment activities are reported in the Corporate & Other industry segment. In 1995, DST is included as an equity investment (see Note 1 for further discussion). In 1994 and 1993, DST was reported as a separate segment, Information & Transaction Processing, as discussed below.

The earnings of DST, the Company's largest unconsolidated affiliate, are dependent in part upon the further growth of the mutual fund industry in the United States, DST's ability to continue to adapt its technology to meet increasingly complex and rapidly changing requirements and various other factors including, but not limited to: reliance on a centralized processing facility; continued equity in earnings from joint ventures; and competition from other third party providers of similar services and products as well as from in-house providers.

Information & Transaction Processing (1994 and 1993 only). DST, its subsidiaries and affiliates, provide sophisticated information processing and computer software services and products, primarily to mutual funds, insurance providers, banks and other financial services organizations. DST operates throughout the United States with its base of operations in the Midwest and, through certain of its subsidiaries and affiliates, internationally in Canada, Europe, Africa and the Pacific Rim. As discussed in Note 2, DST and the Company completed a public offering of DST common stock and associated transactions in November 1995, resulting in the reduction of the Company's ownership in DST to approximately 41%. Accordingly, Information & Transaction Processing is not reported as a separate segment in 1995.

Segment Financial Information. Sales between segments are not material and therefore not disclosed. The year ended December 31, 1995 reflects DST as an unconsolidated affiliate as of January 1, 1995 as a result of the DST public offering and associated transactions completed in November 1995, as discussed in Note 2. The years ended December 31, 1994 and 1993 present DST as a consolidated subsidiary. Certain amounts in prior years' segment information have been reclassified to conform to the current year presentation.

Segment Financial Information, dollars in millions, years ended December 31,

                           The Kansas    Financial Information &
                         City Southern     Asset    Transaction  Corporate &
                        Railway Company Management   Processing     Other   Consolidated
1995
 Revenues                     $ 502.1     $ 239.8     $    -       $  33.3    $  775.2
 Costs and expenses             380.2       133.9                     26.9       541.0
 Depreciation and
   amortization                  55.3        13.2                      6.5        75.0
   Operating income              66.6        92.7                     (0.1)      159.2
 Gain on sale of equity
   investment                                                        296.3       296.3
 Equity in net earnings of
   unconsolidated affiliates                                          29.8        29.8
 Interest expense               (50.7)       (4.9)                    (9.9)      (65.5)
 Other, net                       3.4         4.3                     12.6        20.3
   Pretax income                 19.3        92.1                    328.7       440.1
 Income taxes                     7.9        37.8                    147.2       192.9
 Minority interest                           10.5                                 10.5
   Net income                 $  11.4     $  43.8     $    -       $ 181.5    $  236.7

 Capital expenditures         $ 110.2     $   5.6     $    -       $   5.3    $  121.1

1994
 Revenues                     $ 472.5     $ 186.3     $ 401.7      $  27.9    $1,088.4
 Costs and expenses             318.0       126.2       313.2         24.7       782.1
 Depreciation and
   amortization                  47.8         9.0        57.3          5.0       119.1
   Operating income             106.7        51.1        31.2         (1.8)      187.2
 Equity in net earnings of
   unconsolidated affiliates                             24.5          0.3        24.8
 Interest expense               (39.3)       (2.1)      (14.0)         1.8       (53.6)
 Other, net                       3.4         2.0         3.5          6.4        15.3
   Pretax income                 70.8        51.0        45.2          6.7       173.7
 Income taxes                    28.4        20.1        14.3          0.7        63.5
 Minority interest                            6.4        (1.1)                     5.3
   Net income                 $  42.4     $  24.5     $  32.0      $   6.0     $ 104.9

 Capital expenditures         $ 190.7     $   7.8*    $ 102.0*     $  17.4     $ 317.9

1993
 Revenues                     $ 413.0     $ 159.9     $ 341.2      $  31.9     $ 946.0
 Costs and expenses             273.4        77.2       267.9         28.5       647.0
 Depreciation and
   amortization                  42.1         5.5        43.4          6.2        97.2
   Operating income              97.5        77.2        29.9         (2.8)      201.8
 Equity in net earnings of
   unconsolidated affiliates      2.1                    12.0                     14.1
 Interest expense               (30.7)       (0.7)      (10.9)        (8.9)      (51.2)
 Other, net                       4.2         2.8         1.3          2.0        10.3
   Pretax income                 73.1        79.3        32.3         (9.7)      175.0
 Income taxes                    31.8        30.7        10.0         (3.5)       69.0
 Minority interest                            9.6        (0.6)                     9.0
 Income before
   accounting changes            41.3        39.0        22.9         (6.2)       97.0
 Cumulative effect of
   accounting changes                                                 (6.5)       (6.5)
   Net income                 $  41.3     $  39.0     $  22.9      $ (12.7)    $  90.5

Capital expenditures          $  99.5*    $   9.2     $  63.9*     $   9.5     $ 182.1

*Exclusive of property additions from acquisitions

Segment Financial Information, dollars in millions, as of December 31,

                               The Kansas    Financial   Information &
                              City Southern     Asset     Transaction  Corporate &
                             Railway Company  Management  Processing     Other    Consolidated
1995
ASSETS
  Current assets                   $  155.2    $   93.5     $    -     $  32.5     $  281.2
  Investments held
    for operating purposes              9.3         0.9                  261.9        272.1
  Properties, net                   1,198.4        13.2                   70.3      1,281.9
  Intangible and other assets         103.0        78.4                   23.0        204.4
  Total assets                     $1,465.9    $  186.0     $    -     $ 387.7     $2,039.6

LIABILITIES & STOCKHOLDERS' EQUITY
  Current liabilities              $  201.1    $   25.5     $    -     $  93.8     $  320.4
  Long-term debt                      604.2        48.0                  (18.4)       633.8
  Deferred income taxes               226.2         0.5                   76.9        303.6
  Other                                35.8        12.6                   38.2         86.6
  Net worth                           398.6        99.4                  197.2        695.2
  Total liabilities and
    stockholders' equity           $1,465.9    $  186.0     $    -     $ 387.7     $2,039.6

1994
ASSETS
  Current assets                   $  158.6    $   70.4     $  131.6   $  19.5     $  380.1
  Investments held
    for operating purposes             10.6         0.7        167.0      36.3        214.6
  Properties, net                   1,148.4        15.6        181.4      69.9      1,415.3
  Intangible and other assets         106.8        57.3         51.7       5.0        220.8
  Total assets                     $1,424.4    $  144.0     $  531.7   $ 130.7     $2,230.8

LIABILITIES & STOCKHOLDERS' EQUITY
  Current liabilities              $  201.1    $   32.5     $  129.4   $ (23.4)    $  339.6
  Long-term debt                      597.1        48.2        175.8     107.7        928.8
  Deferred income taxes               200.3                                3.9        204.2
  Other                                29.5        11.1         19.8      30.6         91.0
  Net worth                           396.4        52.2        206.7      11.9        667.2
  Total liabilities and
    stockholders' equity           $1,424.4    $  144.0     $  531.7   $ 130.7     $2,230.8

1993
ASSETS
  Current assets                   $  144.0    $   39.9     $  115.0   $  36.8     $  335.7
  Investments held
    for operating purposes             11.1         0.2        125.6      37.6        174.5
  Properties, net                     985.0        14.4        134.3      58.9      1,192.6
  Intangible and other assets         138.8        17.7         53.9       3.8        214.2
  Total assets                     $1,278.9    $   72.2     $  428.8   $ 137.1     $1,917.0

LIABILITIES & STOCKHOLDERS' EQUITY
  Current liabilities              $  166.4    $   14.0     $   88.8   $  19.2     $  288.4
  Long-term debt                      521.7         0.9        146.0     107.6        776.2
  Deferred income taxes               191.9                               (7.2)       184.7
  Other                                40.6        26.0          9.3      29.1        105.0
  Net worth                           358.3        31.3        184.7     (11.6)       562.7
  Total liabilities and
    stockholders' equity           $1,278.9    $   72.2     $  428.8   $ 137.1     $1,917.0

Note 14. Quarterly Financial Data (Unaudited)

Quarterly financial data follows. The four quarters for 1995 have been restated to reflect DST as an unconsolidated affiliate as of January 1, 1995 as a result of the DST public offering and associated transactions completed in November 1995 and resultant reduction in Company ownership of DST to approximately 41%. Certain amounts in the quarterly financial data have been reclassified to conform to the current year presentation.

(in millions, except per share amounts):

                                                     1995

                                 Fourth       Third        Second      First
                                 Quarter     Quarter       Quarter     Quarter
Revenues                         $  198.0    $  199.2    $  188.8    $  189.2

Costs and expenses                  137.2       125.9       148.3       129.6
Depreciation and amortization        19.0        18.9        19.1        18.0

  Operating income                   41.8        54.4        21.4        41.6

Gain on sale of equity investment   296.3

Equity in net earnings of
  unconsolidated affiliates:
  DST Systems, Inc.                   1.7         4.6         5.3        13.0
  Other                               4.7         0.2         0.2         0.1
Interest expense                    (16.3)      (15.6)      (16.2)      (17.4)
Other, net                            5.5         5.4         5.6         3.8

  Pretax income                     333.7        49.0        16.3        41.1

Income taxes                        158.9        16.9         5.1        12.0
Minority interest                     2.9         3.2         2.7         1.7

  Net income                     $  171.9    $   28.9    $    8.5    $   27.4

Primary earnings per share:
Income from continuing
  operations*                    $   4.11    $   0.65    $   0.19    $   0.61

Dividends per share:
  Preferred                      $    .25    $    .25    $    .25    $    .25
  Common                         $   .075    $   .075    $   .075    $   .075

Stock Price Ranges:
  Preferred - High               $ 19.000    $ 20.000    $ 15.500    $ 16.000
            - Low                  15.500      14.500      14.500      14.500

  Common    - High                 48.625      47.375      41.250      40.875
            - Low                  44.625      35.750      35.875      31.000


* The accumulation of 1995's four quarters for primary earnings per share of income from continuing operations is greater than the primary earnings per share for the year ended December 31, 1995 due to significant repurchases of Company common stock in the fourth quarter.

(in millions, except per share amounts):

                                                   1994

                                Fourth       Third      Second       First
                                Quarter     Quarter     Quarter     Quarter
Revenues                       $  289.4    $  271.0    $  264.3    $  263.7

Costs and expenses                231.2       187.8       181.9       181.2
Depreciation and amortization      32.8        30.7        27.4        28.2

  Operating income                 25.4        52.5        55.0        54.3

Equity in net earnings of
  unconsolidated affiliates         6.9         6.8         5.1         6.0
Interest expense                  (13.9)      (15.2)       (9.5)      (15.0)
Other, net                          5.2         4.6         3.6         1.9

  Pretax income                    23.6        48.7        54.2        47.2

Income taxes                        7.4        18.4        20.1        17.6
Minority interest                  (0.7)        1.7         2.3         2.0

  Net income                   $   16.9    $   28.6    $   31.8    $   27.6

Primary earnings per share:
Income from continuing
  operations                   $   0.37    $   0.64    $   0.70    $   0.61

Dividends per share:
  Preferred                    $    .25    $    .25    $    .25    $    .25
  Common                       $   .075    $   .075    $   .075    $   .075

Stock Price Ranges:
  Preferred - High             $ 20.000    $ 18.750    $ 20.000    $ 16.500
            - Low                15.000      16.000      14.000      14.625

  Common    - High               36.250      44.500      52.125      52.625
            - Low                29.875      33.625      37.000      42.375

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                               Part III

The Company has incorporated by reference certain responses to the Items of this Part III pursuant to Rule 12b-23 under the Exchange Act and General Instruction G(3) to Form 10-K. The Company's definitive proxy statement for the annual meeting of stockholders scheduled for May 2, 1996 will be filed no later than 120 days after December 31, 1995.

Item 10.  Directors and Executive Officers of the Company

(a) Directors of the Company

The information set forth in response to Item 401 of Regulation S-K under the heading "Proposal 1 - Election of Two Directors" and "The Board of Directors" in the Company's definitive proxy statement in connection with the annual meeting of stockholders scheduled for May 2, 1996 is incorporated herein by reference in partial response to this Item 10.

(b) Executive Officers of the Company

The information set forth in response to Item 401 of Regulation
S-K under "Executive Officers of the Company" an unnumbered Item in Part I (immediately following Item 4 Submission of Matters to a Vote of Security Holders) on pages 4 through 5 of this Form 10-K is incorporated herein by reference in partial response to this Item 10.

The information set forth in response to Item 405 of Regulation
S-K under the heading "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive proxy statement in connection with the annual meeting of stockholders scheduled for May 2, 1996 is incorporated herein by reference in partial response to this Item 10.


Item 11.  Executive Compensation

The information set forth in response to Item 402 of Regulation
S-K under "Management Compensation" in the Company's definitive proxy statement in connection with the annual meeting of stockholders scheduled for May 2, 1996, (other than The Compensation and Organization Committee Report on Executive Compensation and the Stock Performance Graph) is incorporated by reference in response to this Item 11.


Item 12.  Security Ownership of Certain Beneficial Owners and
Management

The information set forth in response to Item 403 of Regulation S-K under the heading "Principal Stockholders" and "Stock Owned Beneficially by Directors and Certain Officers" in the Company's definitive proxy statement in connection with the annual meeting of stockholders scheduled for May 2, 1996 is hereby incorporated by reference in response to this Item 12.

The Company has no knowledge of any arrangement the operation of which may at a subsequent date result in a change of control of the Company.


Item 13.  Certain Relationships and Related Transactions

The information set forth in response to Item 404 of Regulation S-K under the heading "Certain Transactions" in the Company's definitive proxy statement in connection with the annual meeting of stockholders scheduled for May 2, 1996 is incorporated herein by reference in response to this Item 13.

                               Part IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on
Form 8-K

(a) List of Documents filed as part of this Report

(1) Financial Statements

The financial statements and related notes, together with the report of Price Waterhouse LLP dated February 22, 1996, appear in Part II Item 8 Financial Statements and Supplementary Data on pages 34 through 69 of this Form 10-K.


(2) Financial Statement Schedules

The schedules and exhibits for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission appear in Part II Item 8 Financial Statements and Supplementary Data under the Index to Financial Statements on page 34 of this Form 10-K.


(3) List of Exhibits

(2) Plan of acquisition, reorganization, arrangement, liquidation or succession
    (Inapplicable)

(3) Articles of Incorporation and Bylaws

    Articles of Incorporation

    - Exhibit 4*** to Company's Registration Statement on Form S-8, Commission File No. 33-8880

    - Certificate of Designation Establishing the New Series Preferred Stock, Series A, of Company, dated May 16, 1986 which is detailed as Exhibit A*** to Company's Report on Form 10-Q for the quarter ended June 30, 1986, Commission File No. 1-4717

    - Exhibit 4.1*** to Company's Current Report on Form 8-K dated October 1, 1993 (Commission File No. 1-4717), Certificate of Designation of Series B Convertible Preferred Stock

    - Exhibit 3.1***Amendment to Company's Certificate of Incorporation to set par value for common stock and increase the number of authorized common shares dated May 6, 1994, to Company's Form 10-K for the fiscal year ended December 31, 1994, Commission File No. 1-4717

    Bylaws

    - Exhibit 3.1***, Company's By-Laws, as amended and restated November 7, 1991, to Company's Form 10-K for the fiscal year ended December 31, 1991, Commission File No. 1-4717

(4) Instruments Defining the Right of Security Holders, Including Indentures

    - Exhibits incorporated by reference under Part IV Item 14 (a)(3)(3) of this Form 10-K
                        _____________________________
            *** Incorporated by reference pursuant to Rule 12b-32

    - Item 5*** to Company's Current Report on Form 8-K dated December 8, 1992 (Commission File No. 1-4717), which is a brief description of the $250 million Revolving Credit Agreement dated December 8, 1992

    - Exhibit 99***to Company's Form 8-A dated October 24, 1995 (Commission File No. 1-4717), which is the Stockholder Rights Agreement by and between the Company and Harris Trust and Savings Bank dated as of September 19, 1995

(9) Voting Trust Agreement
    (Inapplicable)

(10)  Material Contracts

    - The Director Indemnification Agreement attached as Exhibit i*** to Company's Form 10-K, for the fiscal year ended December 31, 1987, Commission File No. 1-4717 and Exhibit B*** to Company's Definitive Proxy Statement for 1987 Annual Stockholder Meeting, dated April 6, 1987

    - The Indenture, dated July 1, 1992, to (i) a $300 million Shelf Registration of Debt Securities attached as Exhibit 4*** to Company's Form S-3 Commission File No. 33-47198, filed June 19, 1992 (ii) a $200 million Medium Term Notes Registration of Debt Securities, attached as
      Exhibit 4(a)*** to Company's Form S-3 Commission File No. 33-60192, filed March 29, 1993

    - The 1978 Employee Stock Option Plan as amended attached as Exhibit D*** to Company's Form 10-K, for the fiscal year ended December 31, 1987, Commission File No. 1-4717

    - The 1983 Employee Stock Option Plan as amended attached as Exhibit E*** to Company's Form 10-K, for the fiscal year ended December 31, 1987, Commission File No. 1-4717

    - The 1987 Employee Stock Option Plan as amended attached as Exhibit F*** to Company's Form 10-K, for the fiscal year ended December 31, 1987, Commission File No. 1-4717

    - The Employment Continuation Agreements - KCSI and subsidiaries attached as Exhibit G*** to Company's Form 10-K, for the fiscal year ended December 31, 1987, Commission File No. 1-4717 extended to February 19, 1993

    - The Officer Indemnification Agreement attached as Exhibit H*** to Company's Form 10-K, for the fiscal year ended December 31, 1987, C Commission File No. 1-4717

    - The Kansas City Southern Railway Company Directors' Deferred Fee Plan and Amendment to Kansas City Southern Railway Company Directors' Deferred Fee Plan attached as Exhibit O*** to Company's Form 10-K, for the fiscal year ended December 31, 1987, Commission File No. 1-4717

    - Exhibit 10.1*** Employee Stock Ownership Plan and Trust Note Agreement dated December 1, 1989 to Company's Form 10-K, for the fiscal year ended December 31, 1989, Commission File No. 1-4717

    - Exhibit 10.4*** Description of the Company's 1991 incentive compensation plan to Company's Form 10-K, for the fiscal year ended December 31, 1990, Commission File No. 1-4717


                           _____________________________
           *** Incorporated by reference pursuant to Rule 12b-32

    - Exhibit 10.2*** The Company's Directors Deferred Fee Plan, adopted August 20, 1982, amended and restated September 13, 1991, to Company's Form 10-K, for fiscal year ended December 31, 1991, Commission File No. 1-4717

    - Exhibit 10.1*** Employment Agreement, dated January 1, 1992, as amended and restated March 18, 1993, by and between Kansas City Southern Industries, Inc., and Landon H. Rowland to the Company's Form 10-K, for fiscal year ended December 31, 1992, Commission File No. 1-4717

    - Exhibit 99***The Company's 1991 Stock Option and Performance Award Plan, as amended and restated May 4, 1993, to Company's Form S-8 (Commission File 33-50517) dated September 15, 1993

    - Exhibit 10.1***Five-Year Competitive Advance and Revolving Credit Facility Agreement dated May 5, 1995, by and between the Company and the lenders named therein, to the Company's Form 10-Q for the quarterly period ended June 30, 1995, Commission File No. 1-4717

    - Exhibit 10.2***Employment Agreement, dated May 15, 1995, by and between the Company, The Kansas City Southern Railway Company and Michael R. Haverty, to the Company's Form 10-Q for the quarterly period ended June 30, 1995, Commission File No. 1-4717

    - Exhibit 10.4 in the DST Systems, Inc. Registration Statement on Form S-1 (Registration No. 33-96526), dated October 30, 1995*** Tax
      Disaffiliation Agreement, dated October 23, 1995, by and between the Company and DST Systems, Inc.

    - Exhibit 10.6 in the DST Systems, Inc. Registration Statement on Form S-1 (Registration No. 33-96526), dated October 30, 1995*** Form of KCSI
      Employee Stock Ownership Plan, as amended, dated September 1, 1995, by and between the Company, DST Systems, Inc. and the Employee Stock Ownership Plan

    - Exhibit 10.1 attached to this Form 10-K

    - Exhibit 10.2 attached to this Form 10-K

(11)  Statement Re Computation of Per Share Earnings
      (Inapplicable)

(12)  Statements Re Computation of Ratios

      -  Exhibit 12.1 attached to this Form 10-K

(13) Annual Report to Security Holders, Form 10-Q or Quarterly Report to Security Holders
      (Inapplicable)

(16)  Letter Re Change in Certifying Accountant
      (Inapplicable)

(18)  Letter Re Change in Accounting Principles
      (Inapplicable)

(21)  Subsidiaries of the Company

      -  Exhibit 21.1 attached to this Form 10-K

                       ___________________________
     *** Incorporated by reference pursuant to Rule 12b-32

(22) Published Report Regarding Matters Submitted to Vote of Security Holders (Inapplicable)

(23)  Consents of Experts and Counsel

      -  Exhibit 23.1 attached to this Form 10-K

(24)  Power of Attorney
      (Inapplicable)

(27)  Financial Data Schedule

      -  Exhibit 27.1 attached to this Form 10-K

(28)  Information from Reports Furnished to State Insurance Regulatory
      Authorities
      (Inapplicable)

(99)  Additional Exhibits
      (Inapplicable)

(b)  Reports on Form 8-K

The Company filed a Form 8-K dated December 6, 1995 under items 5 and 7, reporting the computations of the Company's Historical Ratio of Earnings to Fixed Charges for the nine months ended September 30, 1995 and 1994 and Pro Forma Ratio of Earnings to Fixed Charges for the nine months ended September 30, 1995 and year ended December 31, 1994.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Kansas City Southern Industries, Inc.


March 4, 1996                           By:       /s/ L.H. Rowland
                                              L.H. Rowland, President,
                                       Chief Executive Officer and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 4, 1996.

              Signature                      Capacity

             /s/ P.H. Henson             Chairman and Director
               P.H. Henson


           /s/ L.H. Rowland              President, Chief Executive
             L.H. Rowland                Officer and Director


           /s/ M.R. Haverty              Executive Vice President
             M.R. Haverty                and Director


           /s/ J.D. Monello              Vice President and Chief
                                         Financial Officer
             J.D. Monello                (Principal Financial Officer)


            /s/ L.G. Van Horn            Comptroller
              L.G. Van Horn              (Principal Accounting Officer)


            /s/ A.E. Allinson            Director
              A.E. Allinson


             /s/ P.F. Balser             Director
               P.F. Balser


             /s/ J.E. Barnes             Director
               J.E. Barnes


             /s/ T.S. Carter             Director
               T.S. Carter


              /s/ M.G. Fitt              Director
               M.G. Fitt


           /s/ M.I. Sosland              Director
             M.I. Sosland

                     KANSAS CITY SOUTHERN INDUSTRIES, INC.
                         1995 FORM 10-K ANNUAL REPORT
                              INDEX TO EXHIBITS


                                                           Regulation S-K
Exhibit                                                     Item 14(a)(3)
  No.                           Document                     Exhibit No.


 10.1         Employment Agreement, as amended and restated       10
              January 1, 1996, by and between the Company, The Kansas City Southern Railway Company and
              Michael R. Haverty

 10.2         Employment Agreement, dated January 1, 1996, by     10
              and between the Company and Richard P. Bruening

 12.1         Computation of Ratio of Earnings to Fixed Charges   12

 21.1         Subsidiaries of the Company                         21

 23.1         Consent of Independent Accountants                  23

 27.1         Financial Data Schedule                             27