Form 10-K/A
period 1995-12-31
KANSAS CITY SOUTHERN INDUSTRIES INC
filed 1996-03-19
CIK 54480

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                   FORM 10-K/A
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (FEE REQUIRED)     For the fiscal year ended
     December 31, 1995

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

Company's Definitive Proxy Statement for the 1996              Part III
Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 1995

                               Part IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on
Form 8-K

All information provided under Part IV Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K, except for the information within this Form 10-K/A as provided below, remains unchanged from the Form 10-K filed with the Securites and Exchange Commission on March 6, 1996.

(a) List of Documents filed as part of this Report

(3) List of Exhibits

  (10) Material Contracts

      -   Exhibit 10.2 attached to this Form 10-K/A

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on March 19, 1996.


                        Kansas City Southern Industries, Inc.

                              /s/ Louis G. Van Horn
                                 Louis G. Van Horn
                                    Comptroller
                           (Principal Accounting Officer)

                  KANSAS CITY SOUTHERN INDUSTRIES, INC.
                       1995 FORM 10-K ANNUAL REPORT
                            INDEX TO EXHIBITS

                                                             Regulation S-K
Exhibit                                                      Item 14(a)(3)
  No.                           Document                      Exhibit No.



10.2         Employment Agreement, dated January 1, 1996, by         10
             and between the Company and Joseph D. Monello, Jr.