Form 10-Q
period 1996-03-31
KANSAS CITY SOUTHERN INDUSTRIES INC
filed 1996-05-09
CIK 54480

FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

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


                                 (816) 556-0303
               (Company's telephone number, including area code)


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

          Class                                  Outstanding at May 3, 1996

Common Stock, $0.01 par value                             38,302,147 Shares

                   KANSAS CITY SOUTHERN INDUSTRIES, INC.

                                 FORM 10-Q

                               MARCH 31, 1996

                                   INDEX



                                                                      Page

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Introductory Comments                                                   1

Consolidated Condensed Balance Sheets -
          March 31, 1996 and December 31, 1995                          2

Consolidated Condensed Statements of Income -
          Three Months Ended March 31, 1996 and 1995                    3

Computation of Primary Earnings per Common Share                        3

Consolidated Condensed Statements of Cash Flows -
          Three Months Ended March 31, 1996 and 1995                    4

Notes to Consolidated Condensed Financial Statements                    5

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      8


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                            16

Item 4.   Submission of Matters to a Vote of Security Holders          16

Item 6.   Exhibits and Reports on Form 8-K                             18

SIGNATURES                                                             19

                     KANSAS CITY SOUTHERN INDUSTRIES, INC.

                                   FORM 10-Q

                                 MARCH 31, 1996



PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements


INTRODUCTORY COMMENTS

The Consolidated Condensed Financial Statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Consolidated Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

                     KANSAS CITY SOUTHERN INDUSTRIES, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Millions)
                                  (Unaudited)

                                                  March 31,   December 31,
                                                    1996         1995
ASSETS

Current Assets:
  Cash and equivalents                            $     9.8   $    31.8
  Accounts receivable, net                            144.6       135.6
  Inventories                                          37.7        39.8
  Other current assets                                 51.1        74.0
     Total current assets                             243.2       281.2

Investments held for operating purposes               276.0       272.1

Properties (net of $553.7 and $538.1 accumulated
  depreciation and amortization, respectively)      1,309.2     1,281.9

Intangibles and Other Assets, net                     198.4       204.4

     Total assets                                 $ 2,026.8   $ 2,039.6


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Debt due within one year                        $    10.1   $    10.4
  Accounts and wages payable                           83.6        96.9
  Accrued liabilities                                 145.0       213.1
     Total current liabilities                        238.7       320.4

Other Liabilities:
  Long-term debt                                      728.1       633.8
  Deferred income taxes                               296.2       303.6
  Other deferred credits                               71.2        73.1
     Total other liabilities                        1,095.5     1,010.5

Minority Interest in consolidated subsidiaries          9.9        13.5

Stockholders' Equity:
  Preferred stock                                       7.1         7.1
  Common stock                                          0.4         0.4
  Capital surplus                                     105.1       133.9
  Retained earnings                                   770.1       753.8
  Shares held in trust                               (200.0)     (200.0)
     Total stockholders' equity                       682.7       695.2

     Total liabilities and stockholders' equity   $ 2,026.8   $ 2,039.6

  See accompanying notes to consolidated condensed financial statements.
                     KANSAS CITY SOUTHERN INDUSTRIES, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  (Dollars in Millions, Except per Share Data)
                                  (Unaudited)

                                                       Three Months
                                                      Ended March 31,
                                                     1996         1995

Revenues                                            $ 201.3     $  189.2

Costs and expenses                                    141.8        129.6
Depreciation and amortization                          19.0         18.0

  Operating Income                                     40.5         41.6

Equity in net earnings of
  unconsolidated affiliates:
    DST Systems, Inc.                                   1.9         13.0
    Other                                               1.3          0.1
Interest expense                                      (12.9)       (17.4)
Other, net                                              4.6          3.8

  Pretax Income                                        35.4         41.1

Provision for taxes on income                          12.5         12.0
Minority interest                                       3.0          1.7

Net Income                                          $  19.9     $   27.4





Computation of Primary Earnings per Common Share

Weighted Average Primary Common
  Shares Outstanding (in thousands)                  40,010       45,050

Primary Earnings per Common Share                   $   .50     $    .61


Cash Dividends Paid:
   Per Preferred Share                              $   .25     $    .25
   Per Common Share                                 $   .10     $    .07 1/2



   See accompanying notes to consolidated condensed financial statements.

                   KANSAS CITY SOUTHERN INDUSTRIES, INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (Dollars in Millions)
                                (Unaudited)

                                                       Three Months
                                                      Ended March 31,
                                                    1996           1995
CASH FLOWS PROVIDED BY (USED FOR):

OPERATING ACTIVITIES:
 Net income                                        $ 19.9         $ 27.4
 Adjustments to net income:
  Depreciation and amortization                      19.0           18.0
  Deferred income taxes                               1.1            7.6
  Equity in undistributed earnings                    0.6          (13.1)
 Changes in working capital items:
  Accounts receivable                                (8.9)          (8.0)
  Inventories                                         2.1           (0.5)
  Other current assets                               14.1            2.6
  Accounts and wages payable                        (13.1)         (25.0)
  Accrued liabilities                               (59.5)          (7.4)
 Other, net                                          (3.5)           1.1
   Net                                              (28.2)           2.7

INVESTING ACTIVITIES:
 Property acquisitions                              (44.5)         (25.9)
 Proceeds from disposal of property                   1.0            2.2
 Investments in and loans with affiliates            (3.8)         (51.0)
 Other, net                                          (0.2)          (2.0)
   Net                                              (47.5)         (76.7)

FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt            95.7           85.0
 Repayment of long-term debt                         (1.9)          (8.4)
 Proceeds from stock plans                            1.6            1.5
 Stock repurchased                                  (39.1)             -
 Cash dividends paid                                 (3.9)          (3.2)
 Other, net                                           1.3           (0.6)
   Net                                               53.7           74.3

CASH AND EQUIVALENTS:
 Net increase (decrease)                            (22.0)           0.3
 At beginning of year                                31.8           12.7
 At end of period                                  $  9.8         $ 13.0


   See accompanying notes to consolidated condensed financial statements.

                   KANSAS CITY SOUTHERN INDUSTRIES, INC.

                               MARCH 31, 1996

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the financial position of Kansas City Southern Industries, Inc. ("Company"; "KCSI") and its subsidiary companies as of March 31, 1996 and December 31, 1995, the results of operations for the three months ended March 31, 1996 and 1995, and cash flows for the three months ended March 31, 1996 and 1995.

2. The results of operations for the three months ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year 1996, nor the results experienced for the full year 1995.

3. The accompanying financial statements have been prepared consistently with accounting principles described more fully in Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

As a result of the public offering of DST Systems, Inc. ("DST"), formerly a wholly-owned and consolidated subsidiary of the Company, and associated transactions completed in November 1995, the Company's ownership percentage in DST was reduced to approximately 41% (subsequently reduced to 40% in first quarter 1996). Accordingly, the Company's investment in DST was accounted for under the equity method of accounting for the year ended December 31, 1995 retroactive to January 1, 1995. The DST public offering and associated transactions are described more fully in Notes 1 and 2 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

4. The Company's inventories, $37.7 million at March 31, 1996 and $39.8 million at December 31, 1995, principally represent material and supplies related to rail transportation. Other components of inventories are immaterial.

5. Investments in unconsolidated affiliates and certain other investments accounted for under the equity method of accounting include all entities in which the Company or its subsidiaries have significant influence but not more than 50% control. Investments in unconsolidated affiliates at March 31, 1996 include equity interests in DST, Midland Data Systems, Inc. and Midland Loan Services, L.P.(collectively "Midland" - see Recent Announcements section under
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations with respect to sale of Midland in April 1996), Mexrail, Inc. and certain other venture operations, as well as the Company's interests in other companies. DST has a Stockholders' Rights Agreement, which includes provisions providing that under certain circumstances following a "change in control" of KCSI, as defined in DST's Stockholders' Rights Agreement, substantial dilution of the Company's interest in DST could result.

Combined condensed financial information of unconsolidated affiliates is shown below (dollars in millions):

Financial Condition:
                                           March 31,         December 31,
                                            1996                 1995
Current assets                             $   316.9          $   250.3
Non-current assets                             615.9              569.9
  Assets                                   $   932.8          $   820.2

Current liabilities                        $   225.7          $   178.4
Non-current liabilities                        191.7              162.6
Equity of stockholders and partners            515.4              479.2
  Liabilities and equity                   $   932.8          $   820.2

Investment in unconsolidated affiliates    $   224.1          $   198.9

Operating Results:
                                                  Three Months
                                                 Ended March 31,
                                              1996              1995

Revenues:
 DST                                       $   144.3        $   112.3
 All others                                     16.7              3.7
   Total revenues                          $   161.0        $   116.0

Costs and expenses:
 DST                                       $   125.1        $    99.3
 All others                                     13.9              3.9
   Total costs and expenses                $   139.0        $   103.2

Net income:
 DST                                       $     4.4        $    17.3
 All others                                      1.0             (0.6)
   Total net income                        $     5.4        $    16.7

6. For purposes of the Statement of Cash Flows, the Company considers all short-term liquid investments with a maturity of generally three months or less to be cash equivalents.

a. Supplemental Cash Flow Information (in millions):

                                                  Three Months
                                                 Ended March 31,
                                              1996             1995
Interest paid                              $    18.0        $    26.4
Income taxes paid                               66.0              3.6

b. Noncash Investing and Financing Activities:

The Company accrued a liability for the donation of 300,000 shares of DST common stock ($2.7 million book value) to a charitable trust in December 1995. These shares were delivered to the charitable trust in January 1996, resulting in a reduction in the Company's investment in DST and associated liabilities.

Company subsidiaries and affiliates hold various investments which are accounted for as "available for sale" securities as defined by Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." The Company records its proportionate share of any unrealized gains or losses related to these investments, net of taxes, in stockholders' equity. The unrealized gain, net of taxes, related to these investments increased $2.8 million from December 31, 1995.

During the first three months of 1995, the Company recorded expenses of $1.1 million related to its Employee Stock Ownership Plan ("ESOP"). These charges, which were non-cash in nature, had the effect of decreasing retained earnings and ESOP deferred compensation with no overall effect upon stockholders' equity.

7. The Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121) effective January 1, 1996. The new statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill, as well as for long-lived assets and certain identifiable intangibles which are to be disposed. The adoption of SFAS 121 did not have an impact on the Company's first quarter results of operations or financial condition.

8. On April 17, 1996, the Company filed Amendment No. 2 to its Registration Statement on Form S-3 (File No. 33-69648) with the Securities and Exchange Commission ("SEC"), registering $500 million in securities. The SEC declared the Registration Statement effective on April 22, 1996; however, no securities have been issued.

9. The Company has had no significant changes in its outstanding litigation from that previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

10. See the Recent Announcements section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, for significant transactions and events that will have an impact on the Company's future results of operations and financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The discussion set forth below, as well as other portions of this Form 10-Q, contains forward-looking comments. Such comments are based upon information currently available to management and management's perception thereof as of the date of this Form 10-Q. Actual results of the Company's operations could materially differ from those forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data of the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Readers should take these factors into account in evaluating any such forward-looking comments.

Kansas City Southern Industries, Inc. ("Company"; "KCSI"), a Delaware Corporation organized in 1962, is a diversified holding company with principal operations in rail transportation, through its subsidiary The Kansas City Southern Railway Company, and Financial Asset Management businesses. The Company supplies its various subsidiaries with managerial, legal, tax, financial and accounting services, in addition to managing other
"non-operating" and more passive investments.

The Company's business activities by industry segment and principal subsidiary companies are:

The Kansas City Southern Railway Company - A 100% owned subsidiary, The Kansas City Southern Railway Company ("KCSR") operates a Class I Common Carrier Railroad system. Also included in this segment is Carland, Inc. ("Carland"), which leases various types of equipment including railroad rolling stock, roadway maintenance equipment and vehicles. Carland's principal customer is KCSR.

Financial Asset Management - Management of investments for mutual funds, private and other accounts through Janus Capital Corporation ("Janus"), an 83% owned subsidiary, and Berger Associates, Inc. ("Berger"), an 80% owned subsidiary.

Corporate & Other - Equity in earnings in unconsolidated affiliates, primarily DST Systems, Inc. ("DST"), a 40% owned affiliate, Midland Data Systems, Inc. and Midland Loan Services, L.P. (collectively, "Midland" - 45% owned affiliates), and Mexrail, Inc. (a 49% owned affiliate); unallocated holding company expenses; intercompany eliminations; and other consolidated subsidiaries, including, among others, Pabtex, Inc., Trans-Serve, Inc. and Southern Leasing Corporation.

As more fully described in Notes 1 and 2 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, the Company and DST completed a public offering of DST common stock and associated transactions in November 1995, resulting in a reduction in the Company's ownership percentage of DST to approximately 41% (subsequently reduced to 40% in first quarter 1996). Accordingly, the Company's investment in DST was accounted for under the equity method of accounting for the year ended December 31, 1995 retroactive to January 1, 1995.


RECENT ANNOUNCEMENTS

Common Stock Repurchases - On May 1, 1996, the Company's Board of Directors ("Board") authorized management to repurchase an additional three million shares of KCSI common stock. The Board had previously authorized a repurchase of eight million shares of Company common stock. As of April 30, 1996, the Company had repurchased approximately six million shares under the current authorization. An additional two million shares are available for repurchase through a financial institution at contract prices as disclosed in Note 8 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

DST's Investment in Continuum - On April 29, 1996, DST announced that its unconsolidated equity affiliate, The Continuum Company, Inc. ("Continuum"), had entered into a merger agreement with Computer Sciences Corporation ("CSC"), whereby Continuum stock will be exchanged for CSC stock. The merger is subject to regulatory and shareholder approval. DST currently owns approximately 23% of the outstanding stock of Continuum.

If the merger is consummated, DST expects to recognize a one time gain of approximately $150 million on the transaction, of which the Company would also recognize a one time gain proportionate to its ownership interest in DST. Additionally, Continuum would cease to be an equity affiliate of DST, thereby eliminating any future Continuum equity affiliate earnings. DST recorded $3.6 million in equity earnings from Continuum in 1995. The loss of Continuum earnings will not be material to the Company's consolidated results.

Berger Joint Venture - Berger signed a joint venture agreement with Bank of Ireland Asset Management (U.S.) Limited, a subsidiary of Bank of Ireland, to launch a series of international and global mutual funds. The new venture will be called BBOI Worldwide LLC and will be headquartered in Denver, Colorado. Bank of Ireland Asset Management (U.S.) Limited will provide portfolio management and Berger will oversee marketing, distribution and administration. The first no-load mutual fund product, an international equity fund, is expected to be launched in third quarter 1996.

Joint Venture Letter of Intent - On April 18, 1996, the Company announced the signing of a letter of intent to form a joint venture with GATX Capital Corporation to perform certain leasing and financing activities. KCSI intends to contribute the capital stock of its wholly-owned subsidiary, Southern Credit Corporation ("SCC"), to the new entity.

Assuming formation of the joint venture is completed, SCC will cease to be a consolidated subsidiary of the Company. Completion of the joint venture and associated transactions is anticipated to result in the reduction of Company consolidated indebtedness by approximately $140 million. The Company intends to report the new joint venture as an equity investment.

Sale of Midland Investment - The Company completed the sale of its 45% investment in Midland (to Midland management) in April 1996. The Company expects to record a gain in connection with the transaction, which will not be material to the Company's results of operations or financial position.

Union Labor Negotiations - As reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, the Company had reached tentative labor agreements with the United Transportation Union ("UTU") and the Brotherhood of Locomotive Engineers ("BLE"). During first quarter 1996, however, the UTU membership rejected this tentative agreement, but agreed to submit to binding arbitration, which will produce a new labor agreement later in 1996. The ratification deadline relative to the BLE tentative agreement was extended until May 27, 1996. Negotiations with other unions are in various stages, primarily through the National Railway Labor Conference; however, some unions (e.g., Transportation Communications Union, the Brotherhood of Railway Signalmen, etc.) have been released from mediation by the National Mediation Board. As a result, there exists a possibility of a rail work stoppage by certain negotiating unions, but based upon information currently available, management anticipates that President Clinton will appoint certain Presidential Emergency Boards, thereby limiting any potential work stoppages.


RESULTS OF OPERATIONS

Segment revenues and operating income comparisons follow (dollars in millions):

                                                     Three Months
                                                    Ended March 31,
                                                  1996           1995
Revenues:
 The Kansas City Southern Railway Company       $ 123.3        $ 125.5
 Financial Asset Management                        70.1           54.9
 Corporate & Other                                  7.9            8.8
   Total                                        $ 201.3        $ 189.2

Operating Income:
 The Kansas City Southern Railway Company       $  14.6        $  25.3
 Financial Asset Management                        26.6           14.3
 Corporate & Other                                 (0.7)           2.0
   Total                                        $  40.5        $  41.6

The Company reported first quarter 1996 earnings of $19.9 million ($.50 per share), compared to $27.4 million or $.61 per share in first quarter 1995. Consolidated first quarter 1996 revenues rose 6% to $201.3 million compared to prior year, while operating income of $40.5 million declined 3% from $41.6 million in first quarter 1995. The increase in revenues was primarily due to a 14% growth in Janus assets under management since December 31, 1995, while the other business units reported revenues comparable to prior year. First quarter 1996 operating income reflects a 7% increase in operating expenses primarily resulting from customer service enhancements by KCSR, the transportation related effects of severe winter weather conditions, and increased compensation levels attributable to both KCSR union contract proposals and improved investment performance of the Financial Asset Management segment. While operating expenses were higher overall than comparable 1995, marketing and promotional efforts at Janus were reduced by $4.7 million (38%) compared to first quarter 1995. Equity in net earnings of unconsolidated affiliates decreased to $3.2 million in first quarter 1996 versus $13.1 million in 1995, reflecting lower equity earnings from DST due to: i) DST's reduced equity earnings from its Continuum investment as a result of a non-recurring charge associated with an acquisition transaction (an approximate $4.1 million impact to the Company in first quarter 1996); ii) the Company's lower ownership percentage of DST - approximately 40% at March 31, 1996 versus 100% at March 31, 1995; and iii) a first quarter 1995 after-tax gain of $4.7 million recorded by DST on the sale of its investment in Investors Fiduciary Trust Company.


THE KANSAS CITY SOUTHERN RAILWAY COMPANY

<caption                                              Three Months
                                                     Ended March 31,
                                                  1996             1995
                                                      (in millions)
Revenues                                        $ 123.3          $ 125.5
Costs and expenses                                 94.1             86.8
Depreciation and amortization                      14.6             13.4
 Operating income                                  14.6             25.3
Interest expense                                  (12.1)           (12.2)
Other, net                                          0.9              0.9
 Pretax income                                      3.4             14.0
Income tax provision                                1.4              5.7
 Net Income                                     $   2.0          $   8.3

The Kansas City Southern Railway Company segment contributed $2.0 million to the Company's first quarter 1996 results, a decrease from the $8.3 million in 1995. Revenues declined from first quarter 1995 to $123.3 million for the three months ended March 31, 1996. Operating income decreased to $14.6 million in first quarter 1996 as compared to $25.3 million in 1995, primarily from increased operating expenses associated with the adverse winter weather and continued efforts to improve customer service.

First quarter 1996 KCSR unit coal revenues increased 12% over 1995 despite a temporary shut-down of an electric generating plant served by KCSR for most of the quarter. The increase reflects the resumption of shipments to another electric generating plant (at Monticello, Texas) which had been out of service since late 1993 and returned on line in June 1995, and increased tonnage at other plants. General commodities revenues were lower in first quarter 1996, primarily from a 30% reduction in carloadings from KCSR's grain, farm and food products business unit as compared to first quarter 1995 due to an expected decline in export grain traffic. Intermodal business, while slowing from prior trends, continued to grow, experiencing a 7% increase in revenues over 1995.

KCSR costs and expenses increased in first quarter 1996 as compared to 1995 as a result of adverse winter weather, higher wage accruals, increased traffic levels in certain commodities and KCSR's continuing emphasis on providing improved and reliable customer service. In addition, KCSR incurred costs in first quarter 1996 for employee training programs, some of which were mandated by the Federal Railroad Administration, while others related to reducing injuries and derailments. KCSR operating expenses for first quarter 1996 included higher costs for salaries and wages (increased crew levels and accruals for proposed labor agreements), materials and supplies (parts for freight car repairs) and purchased services (track repairs performed by third parties), offset partially by reduced car hire costs due to improved rail system operations. Depreciation and amortization expense increased 9% from first quarter 1995 due to the completion in early 1995 of remaining projects related to the KCSR long-term roadway improvement program.


FINANCIAL ASSET MANAGEMENT

<capiton>
                                                     Three Months
                                                    Ended March 31,
                                                  1996          1995
                                                    (in millions)
Revenues                                         $ 70.1        $ 54.9
Costs and expenses                                 40.5          37.6
Depreciation and amortization                       3.0           3.0
 Operating income                                  26.6          14.3
Interest expense                                   (1.1)         (1.1)
Other, net                                          0.8           0.5
 Pretax income                                     26.3          13.7
Income tax provision                               10.6           5.7
Minority interest                                   3.0           1.7
 Net Income                                      $ 12.7        $  6.3

Financial Asset Management revenues rose 28% to $70.1 million in first quarter 1996, and operating income and net contribution to Company consolidated results increased 86% and 102%, respectively, when compared to the equivalent prior year period. These increases are indicative of growth in assets under management from favorable product performance in a strong overall financial market, stabilized operating expenses, and, as discussed earlier, reduced marketing and promotional expenditures at Janus as compared to first quarter 1995.

Financial Asset Management contributed $12.7 million to KCSI's 1996 first quarter results, an increase of $6.4 million over first quarter 1995. Assets under management continued to grow as first quarter fund sales (net of redemptions) of $1.7 billion, coupled with market appreciation, raised total assets to $38.8 billion at March 31, 1996 ($35.4 billion at Janus; $3.4 billion at Berger), a 12% increase from the $34.5 billion at December 31, 1995. Shareowner accounts increased, exceeding 2.5 million accounts at March 31, 1996. The first quarter 1996 revenue growth of 28% (due to increased assets under management) was partially offset by higher operating expenses, but at a lower proportionate rate (7%) than the revenue growth. The increase in expenses was generally attributable to an increase in salaries and wages associated with achieving improved investment results, offset by a reduction in Janus marketing and promotional expenses as discussed above.


CORPORATE & OTHER

                                                     Three Months
                                                    Ended March 31,
                                                  1996          1995
                                                     (in millions)
Revenues                                         $  7.9        $  8.8
Costs and expenses                                  7.2           5.2
Depreciation and amortization                       1.4           1.6
 Operating income (loss)                           (0.7)          2.0
Equity in net earnings of
 unconsolidated affiliates:
   DST Systems, Inc.                                1.9          13.0
   Other                                            1.3           0.1
Interest income (expense)                           0.3          (4.1)
Other, net                                          2.9           2.4
 Pretax income                                      5.7          13.4
Income tax provision                                0.5           0.6
 Net income                                      $  5.2        $ 12.8

Corporate & Other contributed $5.2 million to the Company's first quarter 1996 results, down from the $12.8 million reported in the equivalent prior period. The decreases in revenues and operating income are largely attributable to the expected loss of a key customer at Pabtex, Inc. in December 1995, as previously disclosed. The Company's approximate 40% equity investment in DST provided $1.9 million in equity earnings for the first quarter 1996, a decrease from the $13.0 million in 1995 (at which time DST was a 100% owned subsidiary). DST's first quarter 1996 results were negatively impacted by decreased equity earnings from its Continuum investment due to a non-recurring charge caused by an acquisition transaction, resulting in an approximate $4.1 million reduction to the Company's equity earnings in DST. Additionally, a $4.7 million (or $.10 per share) after-tax gain was recorded by DST in first quarter 1995 related to the sale of DST's investment in Investors Fiduciary Trust Company. Equity earnings in other unconsolidated affiliates increased for the three months ended March 31, 1996 versus comparable 1995 as a result of improved results at Midland and the inclusion of Mexrail, Inc., which became an equity investment in November 1995.

Interest expense decreased by $4.4 million, primarily from lower average debt balances in first quarter 1996 versus 1995 as a result of repayment on outstanding credit lines using proceeds from the DST public offering and repayment by DST of indebtedness owed to the Company in November 1995.


TRENDS AND OUTLOOK

The Company reported earnings of $.50 per share for the first quarter 1996 as compared to $.61 per share in first quarter 1995. The Kansas City Southern Railway Company segment reported a decline in earnings due primarily to adverse weather conditions and overall economic declines. The Financial Asset Management segment experienced growth in assets under management and revenues, while stabilizing operating expenses, and doubled its contribution to KCSI consolidated results from first quarter 1995. Corporate & Other reported decreased earnings in first quarter 1996 versus 1995 due to reduced equity earnings from DST as discussed previously.

A current outlook for the Company's core businesses for the remainder of 1996 is as follows:

i) The Kansas City Southern Railway Company - Unit coal revenues should benefit from the resumption of shipments to an electric generating plant in Monticello, Texas, but generally equalize on an annual basis. Intermodal traffic carloadings should continue to be a growth area, while general commodities traffic is somewhat dependent on economic trends in the geographic region served by KCSR.

ii) Financial Asset Management - Assets under management grew 12% from December 31, 1995 and shareholder accounts increased slightly, exceeding
     2.5 million at March 31, 1996. Future growth will be largely dependent on prevailing financial market conditions, relative performance of Janus' and Berger's products, introduction and market reception of new products, as well as other factors. Costs and expenses should continue at operating levels consistent with the rate of growth, if any, in revenues.

iii) Corporate & Other - The Company expects any earnings in this segment to derive largely from its equity ownership in DST. Other subsidiaries are expected to remain relatively consistent with historical performance, except for Pabtex, Inc., which will experience decreased earnings from prior year as a result of the loss of a key customer, as disclosed previously.


LIQUIDITY AND CAPITAL RESOURCES

Summary cash flow data is as follows (in millions):

                                                    Three Months
                                                   Ended March 31,
                                                  1996        1995
Cash flows provided by (used for):
 Operating activities                           $ (28.2)     $  2.7
 Investing activities                             (47.5)      (76.7)
 Financing activities                              53.7        74.3
 Cash and equivalents:
   Net increase (decrease)                        (22.0)        0.3
   At beginning of year                            31.8        12.7
   At end of period                             $   9.8      $ 13.0

During the first quarter of 1996, the Company's cash position decreased from $31.8 million at December 31, 1995 to $9.8 million at March 31, 1996. The decreased cash position was caused primarily by negative operating cash flows and cash used for property and investment acquisitions, offset partially by proceeds from borrowings under the Company's lines of credit. Operating cash flows for first quarter 1996 decreased $30.9 million compared to prior year. The decrease was chiefly attributable to a decrease in accrued liabilities, reflecting the payment of approximately $66 million in federal income taxes resulting from the taxable gains associated with the DST public offering completed in November 1995.

Investing activities in first quarter 1996 were focused primarily on KCSR road property additions and Carland rolling stock acquisitions. Financing cash flows were generated through borrowings under credit lines in excess of repayments. Debt proceeds were primarily used for the repurchase of $39.1 million in Company common stock in connection with a stock repurchase program authorized by the Company's Board of Directors in April 1995, and working capital purposes (including the payment of federal income taxes associated with the DST public offering as discussed above).

Cash flows from operations are expected to increase during the remainder of 1996 from positive operating income, which has historically resulted in favorable cash flows. Investing activities will continue to use significant amounts of cash. Future roadway improvement projects are expected to be funded by KCSR operating cash flow. In connection with the expanded stock repurchase program authorized by the Company's Board of Directors (see Recent Announcements above), repurchases of KCSI common stock will be made throughout 1996 based on prevailing market conditions.

In addition to operating cash flows, the Company has available financing arrangements at subsidiary levels, remaining credit of $342 million at March 31, 1996 from the Company's $400 million credit agreement, and $500 million with respect to a Universal Shelf Registration Statement ("Registration Statement") filed in September 1993 and most recently amended in April 1996. The Securities and Exchange Commission declared the Registration Statement effective on April 22, 1996; however, no securities have been issued. The Company believes positive operating cash flows and available financing resources are sufficient to fund working capital and other requirements for the remainder of 1996.

The Company's debt ratio (debt as a percent of total debt plus equity) at March 31, 1996 was 51.9% compared to 48.1% at December 31, 1995. Company consolidated debt increased $94.0 million to $738.2 million at March 31, 1996 as a result of borrowings to repurchase Company common stock, to fund income tax payments and for working capital purposes. Consolidated equity decreased in first quarter 1996 due to the repurchase of $39.1 million in Company common stock, largely offset by first quarter net income. This decrease in consolidated equity, together with the increase in consolidated debt, resulted in an increased debt ratio.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

Part I, Item 1. Note 9 to the Consolidated Condensed Financial Statements of this Form 10-Q is hereby incorporated herein by reference.


Item 4.  Submission of Matters to a Vote of Security Holders

a) The Company held its Annual Meeting of Stockholders ("Annual Meeting") on May 2, 1996. A total of 34,015,230 shares of the Preferred stock and the Common stock, or 87.5% of the shares of such stock outstanding on the record date, were represented at the Annual Meeting. These shares vote together as a single class.

b) Proxies for the meeting were solicited pursuant to Regulation 14A; there was no solicitation in opposition to management's nominees for directors as listed in such Proxy Statement and all such nominees were elected. The voting was as follows:

                                                           Total
                                                           Shares
    Election of Two Directors
        (i)  James E. Barnes
                  For                                     33,526,663
                  Withheld                                   661,510
                              Total                       34,188,173

        (ii) Jose F. Serrano
                  For                                     33,199,577
                  Withheld                                   642,710
                              Total                       33,842,287


c) Listed below is each of the other matters voted on at the Company's Annual Meeting. Each of these matters is fully described in the Company's Definitive Proxy Statement. The voting was as follows:

                                                            Total
                                                            Shares
    Approval of Increase in Number of
    Shares Authorized for Issuance
    under Company's Amended and
    Restated 1991 Stock Option and
    Performance Award Plan ("1991 Plan")
                  For                                     21,683,909
                  Against                                  7,412,976
                  Abstentions                                279,306
                  Non-votes                                4,639,039
                              Total                       34,015,230


                                                            Total
                                                            Shares
    Approval of Reinstatement of Automatic
    Grants of Stock Options to Company's
    Outside Directors under the 1991 Plan
                  For                                     31,571,099
                  Against                                  2,081,903
                  Abstentions                                362,228
                  Non-votes                                        0

                              Total                       34,015,230


    Approval of Extension of the Term of
    the 1991 Plan through February 25, 2006
                   For                                    23,667,826
                   Against                                 5,359,641
                   Abstentions                               348,724
                   Non-votes                               4,639,039

                              Total                       34,015,230


    Approval of Change in Vesting Provisions
    of the 1991 Plan
                   For                                    28,104,628
                   Against                                 5,502,385
                   Abstentions                               408,217
                   Non-votes                                       0

                              Total                       34,015,230


    Approval of the 1991 Plan for Purposes of
    Sections 162(m) and 422 of the
    Internal Revenue Code
                   For                                    32,371,295
                   Against                                 1,192,525
                   Abstentions                               451,410
                   Non-votes                                       0

                              Total                       34,015,230


    Ratification of the Board of Directors'
    selection of Price Waterhouse LLP
    as Company's Independent Accountants for 1996
                   For                                    33,559,805
                   Against                                   316,121
                   Abstentions                               139,304
                   Non-votes                                       0

                             Total                        34,015,230

Based upon the majority of votes required for approval, each of these matters passed.


Item 6. Exhibits and Reports on Form 8-K

a)   Exhibits

     Exhibit 10.1 - 1991 Stock Option and Performance Award Plan, as Amended and Restated
        The Company's 1991 Stock Option and Performance Award Plan, as amended and restated February 26, 1996, attached as Appendix A to Company's Notice and Proxy Statement For The Annual Meeting of Stockholders, dated March 25, 1996 (File No. 1-4717), is hereby incorporated herein by reference, pursuant to Rule 12b-32, as Exhibit 10.1.

     Exhibit 27.1 - Financial Data Schedule

b)   Reports on Form 8-K

     No reports on Form 8-K were filed during the three month period ended March 31, 1996.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on May 9, 1996.




Kansas City Southern Industries, Inc.


                       /s/ Joseph D. Monello
                        Joseph D. Monello
                Vice President & Chief Financial Officer
                  (Principal Financial Officer)



                      /s/ Louis G. Van Horn
                        Louis G. Van Horn
                   Vice President & Comptroller
                  (Principal Accounting Officer)