Form 10-Q
period 1996-06-30
KANSAS CITY SOUTHERN INDUSTRIES INC
filed 1996-08-12
CIK 54480

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1996

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

          Class                                   Outstanding at July 31, 1996

Common Stock, $.01 per share par value                       37,627,540 Shares

                  KANSAS CITY SOUTHERN INDUSTRIES, INC.

                                FORM 10-Q

                              JUNE 30, 1996

                                  INDEX


                                                                      Page
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Introductory Comments                                                   1

Consolidated Condensed Balance Sheets -
  June 30, 1996 and December 31, 1995                                   2

Consolidated Condensed Statements of Income -
  Three and Six Months Ended June 30, 1996 and 1995                     3

Computation of Primary Earnings per Common Share                        3

Consolidated Condensed Statements of Cash Flows -
  Six Months Ended June 30, 1996 and 1995                               4

Notes to Consolidated Condensed Financial Statements                    5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           9


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                            19

Item 6.   Exhibits and Reports on Form 8-K                             19


SIGNATURES                                                             20

                       KANSAS CITY SOUTHERN INDUSTRIES, INC.

                                    FORM 10-Q

                                  JUNE 30, 1996


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

<page 2>
                       KANSAS CITY SOUTHERN INDUSTRIES, INC.
                       CONSOLIDATED CONDENSED BALANCE SHEETS
                               (Dollars in Millions)
                                   (Unaudited)

                                                   June 30,   December 31,
                                                    1996           1995
ASSETS
Current Assets:
 Cash and equivalents                             $    10.7     $    31.8
 Accounts receivable, net                             137.5         135.6
 Inventories                                           38.8          39.8
 Other current assets                                  95.0          74.0
    Total current assets                              282.0         281.2

Investments held for operating purposes               276.2         272.1

Properties (net of $570.7 and $538.1
 accumulated depreciation and
 amortization, respectively)                        1,320.0       1,281.9

Intangibles and Other Assets, net                     217.2         204.4

 Total assets                                     $ 2,095.4     $ 2,039.6


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Debt due within one year                         $     7.9     $    10.4
 Accounts and wages payable                            84.4          96.9
 Accrued liabilities                                  146.6         213.1
    Total current liabilities                         238.9         320.4

Other Liabilities:
 Long-term debt                                       804.0         633.8
 Deferred income taxes                                306.5         303.6
 Other deferred credits                                71.1          73.1
    Total other liabilities                         1,181.6       1,010.5

Minority Interest in
 consolidated subsidiaries                             11.8          13.5

Stockholders' Equity:
 Preferred stock                                        7.1           7.1
 Common stock                                           0.4           0.4
 Capital surplus                                       67.3         133.9
 Retained earnings                                    788.3         753.8
 Shares held in trust                                (200.0)       (200.0)
    Total stockholders' equity                        663.1         695.2

 Total liabilities and stockholders' equity       $ 2,095.4     $ 2,039.6



See accompanying notes to consolidated condensed financial statements.

                    KANSAS CITY SOUTHERN INDUSTRIES, INC.
                    CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (Dollars in Millions, Except per Share Data)
                                (Unaudited)

                                   Three Months             Six Months
                                   Ended June 30,         Ended June 30,

                                 1996         1995        1996         1995


Revenues                       $ 206.9      $ 188.8     $ 408.2      $ 378.0

Costs and expenses               142.0        148.3       283.8        277.9
Depreciation and amortization     19.2         19.1        38.2         37.1

  Operating Income                45.7         21.4        86.2         63.0

Equity in net earnings of
  unconsolidated affiliates:
  DST Systems, Inc.                5.0          5.3         6.9         18.3
  Other                            0.2          0.2         1.5          0.3

Interest expense                 (14.2)       (16.2)      (27.1)       (33.6)
Other, net                         5.3          5.6         9.9          9.4

  Pretax Income                   42.0         16.3        77.4         57.4

Income tax provision              15.7          5.1        28.2         17.1
Minority interest in
  consolidated earnings            3.9          2.7         6.9          4.4

Net Income                        22.4          8.5        42.3         35.9

Less: dividends on
  preferred stock                  0.1          0.1         0.1          0.1

Net Income Applicable to
  Common Stockholders          $  22.3      $   8.4     $  42.2      $  35.8



Computation of Primary Earnings per Common Share

Weighted Average Primary
  Common Shares Outstanding
  (in thousands)                39,279       44,417      39,650       44,703

Primary Earnings per
  Common Share                 $  0.57    $    0.19     $  1.06   $     0.80

Cash Dividends Paid:
  Per Preferred share          $   .25    $     .25     $   .50   $      .50
  Per Common share             $   .10    $     .071/2  $   .20   $      .15







See accompanying notes to consolidated condensed financial statements.

                       KANSAS CITY SOUTHERN INDUSTRIES, INC.
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (Dollars in Millions)
                                   (Unaudited)

                                                        Six Months
                                                      Ended June 30,
                                                1996               1995
CASH FLOWS PROVIDED BY (USED FOR):

OPERATING ACTIVITIES:
 Net income                                  $    42.3            $  35.9
 Adjustments to net income:
  Depreciation and amortization                   38.2               37.1
  Deferred income taxes                            3.9                3.4
  Equity in undistributed earnings                (4.6)             (18.6)
  Dividend from DST Systems, Inc.                                   150.0
 Changes in working capital items:
  Accounts receivable                             (1.9)               1.1
  Inventories                                      1.0                1.4
  Other current assets                           (21.0)              (5.0)
  Accounts and wages payable                      (5.2)             (31.9)
  Accrued liabilities                            (62.9)              27.9
 Other, net                                       (6.8)               9.8
   Net                                           (17.0)             211.1


INVESTING ACTIVITIES:
 Property acquisitions                           (73.3)             (56.8)
 Proceeds from disposal of property                2.6                4.9
 Investment in and loans with affiliates         (27.8)             (62.9)
 Proceeds from disposal of investments             8.8                  -
 Other, net                                        2.8               (5.4)
   Net                                           (86.9)            (120.2)


FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt        172.8                8.3
 Repayment of long-term debt                      (5.3)             (56.7)
 Proceeds from stock plans                         6.5                4.2
 Stock repurchased                               (84.8)             (43.4)
 Cash dividends paid                              (7.8)              (6.6)
 Other, net                                        1.4               (0.2)
   Net                                            82.8              (94.4)


CASH AND EQUIVALENTS:
 Net decrease                                    (21.1)              (3.5)
 At beginning of year                             31.8               12.7
 At end of period                            $    10.7          $     9.2






See accompanying notes to consolidated condensed financial statements.

                     KANSAS CITY SOUTHERN INDUSTRIES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal interim closing procedures) necessary to present fairly the financial position of Kansas City Southern Industries, Inc. ("Company"; "KCSI") and its subsidiary companies as of June 30, 1996 and December 31, 1995, the results of operations for the three and six months ended June 30, 1996 and 1995, and cash flows for the six months ended June 30, 1996 and 1995.


2. The results of operations for the three and six months ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year 1996.


3. The accompanying consolidated condensed financial statements have been prepared consistently with accounting principles described more fully in Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

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

The accumulation of the 1996 first quarter and second quarter Primary Earnings per Common Share do not total the Primary Earnings per Common Share for the six months ended June 30, 1996 as a result of repurchases of Company common shares during 1996.


4. The Company's inventories ($38.8 million at June 30, 1996 and $39.8 million at December 31, 1995) primarily consist of material and supplies related to rail transportation. Other components of inventories are immaterial.


5. Investments in unconsolidated affiliates and certain other investments accounted for under the equity method of accounting include all entities in which the Company or its subsidiaries have significant influence but not more than 50% control. Investments in unconsolidated affiliates at June 30, 1996 include equity interests in DST and Mexrail, Inc., as well as the Company's interests in other companies. DST has a Stockholders' Rights Agreement, which includes provisions providing that under certain circumstances following a "change in control" of KCSI, as defined in DST's Stockholders' Rights Agreement, substantial dilution of the Company's interest in DST could result.

 Combined condensed financial information of unconsolidated affiliates is shown below (dollars in millions):

 Financial Condition:

                                             June 30,     December 31,
                                               1996          1995
 Current assets                              $  204.0     $  250.3
 Non-current assets                             618.7        569.9
  Assets                                     $  822.7     $  820.2


 Current liabilities                         $  127.9     $  178.4
 Non-current liabilities                        184.4        162.6
 Equity of stockholders and partners            510.4        479.2
  Liabilities and equity                     $  822.7     $  820.2


 Investment in unconsolidated affiliates     $  223.7     $  198.9


 Operating Results:

                                  Three Months             Six Months
                                  Ended June 30,          Ended June 30,

                                1996         1995       1996      1995


 Revenues:
  DST                         $ 143.2      $ 117.7    $ 287.5   $ 229.9
  All others                      6.9          1.2       15.1       5.0
   Total revenues             $ 150.1      $ 118.9    $ 302.6   $ 234.9


 Costs and expenses:
  DST                         $ 125.7      $ 109.0    $ 250.9   $ 208.2
  All others                      6.0          0.8       13.7       4.8
   Total costs and expenses   $ 131.7      $ 109.8    $ 264.6   $ 213.0


 Net income:
  DST                         $  12.3      $   5.7    $  16.8   $  22.9
  All others                      0.7         (0.3)       0.1      (0.8)
   Total net income           $  13.0      $   5.4    $  16.9   $  22.1

6. For purposes of the Statement of Cash Flows, the Company considers all short-term liquid investments with a maturity of generally three months or less to be cash equivalents.

 a. Supplemental Cash Flow Information (in millions):

                                                     Six Months
                                                   Ended June 30,
                                               1996            1995
 Interest paid                               $  29.5        $  38.7
 Income taxes paid                              88.3            5.0

 The Company's income taxes paid for the six months ended June 30, 1996 increased from the comparable prior year period due to the payment of federal and state income taxes resulting from the DST initial public offering transactions, which occurred in fourth quarter 1995.

 b. Noncash Investing and Financing Activities:

 The Company accrued a liability for the donation of 300,000 shares of DST common stock ($2.7 million book value) to a charitable trust in December 1995. These shares were delivered to the charitable trust in January 1996, resulting in a reduction in the Company's investment in DST and associated liabilities.

 Company subsidiaries and affiliates hold various investments which are accounted for as "available for sale" securities as defined by Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." The Company records its proportionate share of any unrealized gains or losses related to these investments, net of taxes, in stockholders' equity. The unrealized gain, net of taxes, related to these investments increased $3.3 million from December 31, 1995.

 In first quarter 1996, the Company issued approximately 101,500 shares of KCSI common stock under the eighth offering of the Employee Stock Purchase Plan. These shares, totaling a purchase price of approximately $5.9 million, were subscribed and paid for through employee payroll deductions in 1994 and 1995.

 During the first six months of 1995, the Company recorded expenses of $2.3 million related to its Employee Stock Ownership Plan ("ESOP"). These charges, which were noncash in nature, had the effect of decreasing retained earnings and ESOP deferred compensation with no overall effect upon stockholders' equity.


7. The Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") effective January 1, 1996. The new statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill, as well as for long-lived assets and certain identifiable intangibles which are to be disposed. The adoption of SFAS 121 did not have an impact on the Company's 1996 results of operations or financial condition.

8. During 1995, the Company entered into a forward stock purchase contract ("contract") as a means of securing a potentially favorable price for the repurchase of its common stock. In the second quarter of 1996, the Company purchased 400,000 shares under this arrangement. As of June 30, 1996, the contract allows the Company to purchase from a financial institution an additional 1.6 million shares of the Company's common stock over various time periods at a price which includes an escalating transaction premium. Additionally, the contract contains provisions which allow the Company to elect a net cash or net share settlement in lieu of physical settlement of the shares.

As of July 31, 1996, the contracted aggregate price (including transaction premium) exceeded quoted market prices of the Company's common stock. However, as contract settlement dates occur, the various settlement alternatives will be evaluated given existing business and market conditions in order to maximize benefits to the Company. The transaction will be recorded in the Company's financial statements upon settlement of the contract. The contract is described more fully in Note 8 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


9. On April 17, 1996, the Company filed Amendment No. 2 to its Registration Statement on Form S-3 (File No. 33-69648) with the Securities and Exchange Commission ("SEC"), registering $500 million in securities. The SEC declared the Registration Statement effective April 22, 1996; however, no securities have been issued.


10. The Company has had no significant changes in its outstanding litigation or other contingencies from that previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


11. See the Recent Developments section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, for significant transactions and events that will have an impact on the Company's future results of operations and financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


OVERVIEW

The discussion set forth below, as well as other portions of this Form 10-Q, contains forward-looking comments. Such comments are based upon information currently available to management and management's perception thereof as of the date of this Form 10-Q. Actual results of the Company's operations could materially differ from those forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Readers should take these factors into account in evaluating any such forward-looking comments.

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

The Company's business activities by industry segment and principal subsidiary companies are:

The Kansas City Southern Railway Company - The Kansas City Southern Railway Company ("KCSR"), a wholly-owned subsidiary, operates a Class I Common Carrier Railroad system. Also included in this segment is Carland, Inc. ("Carland"), which leases various types of equipment including railroad rolling stock, roadway maintenance equipment and vehicles. Carland's principal customer is KCSR.

Financial Asset Management - Management of investments for mutual funds, private and other accounts through Janus Capital Corporation ("Janus"), an 83% owned subsidiary, and Berger Associates, Inc. ("Berger"), an 80% owned subsidiary.

Corporate & Other - Equity in earnings in unconsolidated affiliates, primarily DST Systems, Inc. ("DST"), a 40% owned affiliate, and Mexrail, Inc. (a 49% owned affiliate); unallocated holding company expenses; intercompany eliminations; and other consolidated subsidiaries, including, among others, Pabtex, Inc., Trans-Serve, Inc. and Southern Leasing Corporation.

As more fully described in Notes 1 and 2 to the consolidated financial state-ments included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, the Company and DST completed a public offering of DST common stock and associated transactions in November 1995, resulting in a reduction in the Company's ownership percentage of DST to approximately 41% (subsequently reduced to 40% in first quarter 1996). Accordingly, the Company's investment in DST was accounted for under the equity method of accounting for the year ended December 31, 1995 retroactive to January 1, 1995.

RECENT DEVELOPMENTS

Railroad Consolidation and Competition - On July 3, 1996, the Surface Transportation Board ("STB") granted oral approval for the merger between the Union Pacific and Southern Pacific railroads("UP/SP merger"), with limited conditions attached to the proposed merger. The formal order of the STB is expected to be issued August 12, 1996.

The UP/SP merger continues the recent railroad industry trend of consolidation. Since 1994, significant consolidations have occurred between Burlington Northern, Inc./Santa Fe Pacific Corporation ("BN/SF") and Union Pacific/Chicago and North Western Transportation Company ("UP/CNW").

As these consolidations have only recently been completed, the Company cannot predict their ultimate effect on KCSR. However, the Company believes that revenues are being negatively affected by increased competition from the BN/SF and UP/CNW consolidations as a result of diversions of rail traffic away from KCSR lines. When taken together with the UP/SP merger, management believes that the recent railroad consolidations will negatively impact KCSR revenues by approximately $25 million to $50 million annually given current operating conditions and traffic patterns.

Panama Railroad Concession - On July 1, 1996, the Panamanian government notified the Company that it had been awarded the exclusive concession to operate the Panama Railroad Company, subject to execution of a definitive agreement by the parties. The current route of the Panama Railroad runs parallel to the Panama Canal. The Company is in the process of evaluating the various alternatives available with respect to the concession.

Transportacion Ferroviaria Mexicana - In June 1996, the Company and Transportacion Maritima Mexicana announced the formation of Transportacion Ferroviaria Mexicana ("TFM"). TFM's purpose is to participate in the bidding process for one or more of the concessions to be offered in the Mexican Rail privatization.

Union Labor Negotiations - As of July 23, 1996, the Company effectively settled labor contract disputes with all major railroad unions, including, among others, the United Transportation Union, the Brotherhood of Locomotive Engineers, the Transportation Communications International Union, the Brotherhood of Maintenance of Way Employees, and the International Association of Machinists and Aerospace Workers. The provisions of these agreements, which extend to December 31, 1999, generally include periodic general wage increases and lump-sum payments to workers. Settlement of these labor issues effectively mitigates the possibility of any potential work stoppage and did not result in a material effect on the Company's consolidated results of operations or financial position.

DST's Investment in Continuum - On August 1, 1996, The Continuum Company, Inc. ("Continuum"), a DST unconsolidated equity affiliate, merged with Computer Sciences Corporation ("CSC") in a tax-free share exchange. In exchange for its approximate 23% ownership interest in Continuum, DST received approximately 4.3 million shares (representing a 6% interest) of CSC common stock.

DST expects to recognize a one time gain (after recognition of deferred taxes and other related charges) of approximately $130 million on the transaction, of which the Company will recognize an amount proportionate to its ownership interest in DST. Additionally, Continuum will cease to be an equity affiliate of DST, thereby eliminating any future Continuum equity affiliate earnings.
DST recognized $3.6 million in equity earnings from Continuum in 1995. The loss of Continuum earnings will not be material to the Company's consolidated results.

Common Stock Repurchases - The Company's Board of Directors ("Board") has authorized management to repurchase a total of eleven million shares of KCSI common stock. As of July 31, 1996, the Company had repurchased approximately
6.8 million shares. An additional 1.6 million are available for repurchase through a financial institution at contract prices as disclosed in Note 8 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Berger Joint Venture - Berger signed a joint venture agreement with Bank of Ireland Asset Management (U.S.) Limited, a subsidiary of Bank of Ireland, to launch a series of international and global mutual funds. The new venture is called BBOI Worldwide LLC and is headquartered in Denver, Colorado. The first no-load mutual fund product, an international equity fund, is expected to be launched in third quarter 1996.

Leasing Joint Venture - The Company signed a letter of intent to form a joint venture with GATX Capital Corporation to perform certain leasing and financing activities. The transaction is anticipated to be closed by the end of third quarter 1996, subject to completion of a definitive agreement.

Upon formation of the joint venture and associated transactions, the Company anticipates an approximate $200 million reduction of Company consolidated indebtedness. The Company intends to report the new joint venture as an equity investment.



RESULTS OF OPERATIONS

Segment revenues and operating income comparisons follow (dollars in millions):

                                             Three Months         Six Months
                                             Ended June 30,      Ended June 30,
                                            1996      1995      1996      1995
Revenues:
 The Kansas City Southern Railway Company    $121.6   $ 122.2   $ 244.9   $247.7
 Financial Asset Management                    77.8      56.6     147.9    111.5
 Corporate & Other                              7.5      10.0      15.4     18.8
   Total                                     $206.9   $ 188.8   $ 408.2   $378.0

Operating Income (Loss):
 The Kansas City Southern Railway Company    $ 15.4   $  (2.3)  $  30.0   $ 23.0
 Financial Asset Management                    36.4      23.6      63.0     37.9
 Corporate & Other                             (6.1)      0.1      (6.8)     2.1
   Total                                     $ 45.7   $  21.4   $  86.2   $ 63.0

The Company reported second quarter 1996 earnings of $22.4 million ($.57 per share) compared to $8.5 million ($.19 per share) in second quarter 1995. Consolidated second quarter 1996 revenues rose 10% to $206.9 million compared to second quarter 1995 chiefly from increases in assets under management at Janus and Berger. Operating income for the three months ended June 30, 1996 increased 114% (to $45.7 million), largely as a result of unusual costs and expenses in 1995 at KCSR and other Company subsidiaries related to employee separations, unusual system operating difficulties, and reserves for contracts, leases and property, which decreased earnings by $.39 and $.44 per share for the three and six months ended June 30, 1995, respectively. Also, 1996 operating income benefited from a lower proportionate growth in Financial Asset Management operating expenses as compared to revenues. Exclusive of these unusual costs and expenses, operating income would have declined 13% in second quarter 1996 versus comparable 1995. This decline resulted from increases in various operating expenses in the KCSR and Corporate & Other segments exceeding the operating income improvements in the Financial Asset Management segment. Consolidated interest expense for the three months ended June 30, 1996 decreased approximately 12% on lower average debt balances in 1996 (from repayment of lines of credit in late 1995 using proceeds from the DST initial public offering).

For the six months ended June 30, 1996, earnings were $42.3 million ($1.06 per share) versus $35.9 million ($.80 per share) in comparable 1995. Year to date 1996 consolidated revenues were $408.2 million versus $378.0 million for the same period in 1995, reflecting growth in assets under management in the Financial Asset Management segment. Operating expenses in the first half of 1996 increased slightly (2%) to $322.0 million. Exclusive of unusual costs and expenses in 1995, discussed above, operating income for the six months ended June 30, 1996 would have decreased approximately 11%, primarily from increased costs at KCSR. Year to date 1996 equity earnings decreased 55% to $8.4 million, mainly because of reduced equity earnings from DST due to a lower KCSI ownership interest in 1996 (approximately 40% throughout the first half of 1996 versus 100% in the same period in 1995). Interest expense for the six months ended June 30, 1996 was 19% lower than 1995 as a result of lower average debt balances in 1996 as discussed above.


THE KANSAS CITY SOUTHERN RAILWAY COMPANY

                                   Three Months               Six Months
                                   Ended June 30,           Ended June 30,
                                  1996        1995         1996        1995


                                          (in millions)

Revenues                        $ 121.6      $ 122.2     $ 244.9      $ 247.7
Costs and expenses                 91.3        110.7       185.4        197.5
Depreciation and amortization      14.9         13.8        29.5         27.2
 Operating income (loss)           15.4         (2.3)       30.0         23.0
Interest expense                  (12.2)       (12.7)      (24.3)       (24.9)
Other, net                          0.7          0.8         1.6          1.7
 Pretax income (loss)               3.9        (14.2)        7.3         (0.2)
Income tax provision (benefit)      1.6         (5.8)        3.0         (0.1)
 Net income (loss)             $    2.3      $  (8.4)     $  4.3      $  (0.1)

The Kansas City Southern Railway Company segment contributed $2.3 million to the

Company's second quarter 1996 results versus a loss of $8.4 million in second quarter 1995. Revenues of $121.6 million were slightly lower than 1995, while operating income increased by $17.7 million, principally due to approximately $29.9 million (pretax) of second quarter 1995 unusual costs and expenses discussed earlier.

Second quarter 1996 KCSR unit coal revenues decreased 3% from comparable 1995 as a result of a temporary shut-down, for most of second quarter 1996, of an electric generating plant in Mossville, Louisiana served by KCSR, partially offset by the resumption of shipments to another electric generating plant (at Monticello, Texas), and increased tonnage at other plants. General commodities revenues were also down slightly from second quarter 1995. KCSR's grain, farm and food products business unit experienced a 15% reduction in carloadings due to an expected decline in export grain traffic, traffic diversions resulting from the Union Pacific/Chicago and North Western and Burlington Northern/Santa Fe mergers, and weaker harvest conditions. These grain carloading declines were offset somewhat by a 3% carloading increase in the chemicals and petroleum products business unit. Despite a generally weak intermodal market, second quarter 1996 intermodal carloadings increased 7% over comparable 1995.

As discussed previously, KCSR second quarter 1996 costs and expenses decreased from comparable 1995 due to unusual costs and expenses in 1995. Exclusive of the unusual items in 1995, costs and expenses were 10% higher in second quarter 1996 as a result of approximately $3.0 million in costs associated with two train derailments and higher salaries and wages associated with accruals for new labor agreements.

For the six months ended June 30, 1996, The Kansas City Southern Railway Company segment contributed $4.3 million to KCSI's consolidated results versus a loss of $100,000 in comparable 1995. Year to date 1996 revenues of $244.9 million were slightly lower than 1995, while operating income increased 30% to $30.0 million. Increases of 4% and 3% in unit coal and intermodal revenues, respectively, over 1995 were substantially offset by reduced general commodities revenues, particularly in the area of export grain traffic. A portion of the decline in export grain was expected as discussed above; however, additional declines occurred because of the poor weather-related harvest conditions, thereby focusing markets on domestic needs.

Exclusive of unusual costs and expenses in 1995, year to date 1996 operating income would have been 47% lower than comparable 1995, primarily from higher costs and expenses attributable to adverse winter weather (in first quarter
1996), higher salaries and wages (increased crew levels in first quarter 1996 and accruals for new labor agreements), train derailment expenses and KCSR's continuing emphasis on providing improved and reliable customer service. Additionally, year to date 1996 depreciation and amortization expense increased 8% from 1995 because of capital expenditures.

FINANCIAL ASSET MANAGEMENT

                                   Three Months               Six Months
                                   Ended June 30,           Ended June 30,
                                  1996        1995         1996         1995


                                      (in millions)
Revenues                        $  77.8     $  56.6     $  147.9     $  111.5
Costs and expenses                 38.3        29.6         78.8         67.2
Depreciation and amortization       3.1         3.4          6.1          6.4
 Operating income                  36.4        23.6         63.0         37.9
Interest expense                   (1.6)       (1.5)        (2.7)        (2.6)
Other, net                          0.9         1.2          1.7          1.7
 Pretax income                     35.7        23.3         62.0         37.0
Income tax provision               14.5         9.5         25.1         15.2
Minority interest                   3.9         2.7          6.9          4.4
 Net income                     $  17.3     $  11.1     $   30.0     $   17.4

Financial Asset Management contributed $17.3 million to KCSI's 1996 second quarter consolidated results, an increase of 56% over second quarter 1995. Assets under management have risen 24% since December 31, 1995, leading to a $21.2 million increase in revenues. Operating expenses rose only 25%, however, fueling a 54% increase in operating income over second quarter 1995. For the six months ended June 30, 1996, Financial Asset Management contributed $30.0 million to KCSI consolidated results compared to $17.4 million for the same period in 1995. Additionally, year to date 1996 revenues and operating income increased 33% and 66%, respectively, from the six months ended June 30, 1995. These increases are indicative of growth in assets under management from favorable product performance in a strong overall financial market and stabilized operating expenses.

Assets under management continued to grow as year to date 1996 fund sales (net of redemptions) of $4.1 billion, coupled with market appreciation, raised total assets to $42.8 billion at June 30, 1996 ($39.1 billion at Janus; $3.7 billion at Berger). Shareowner accounts increased 6% from December 31, 1995, surpassing 2.6 million accounts at June 30, 1996. Janus continues to report strong product performance (assets under management increased $8.0 billion from December 31, 1995), in part because 21 out of 30 (separately tracked) Janus fund products ranked in the first quartile when compared to their respective peer categories based on a rolling one-year product performance through June 30, 1996 (using data from Lipper Analytical Services, Inc.). Berger's newer product offerings, The Berger Small Company Growth Fund and The Berger New Generation Fund, have both performed well, each reporting growth in assets under management during the first half of 1996. However, The Berger One Hundred Fund and The Berger Growth and Income Fund, Berger's largest products in terms of assets under management, have performed below their respective peer groups, and their assets under management have decreased 3% since December 31, 1995. The lower than expected performance of these latter two funds resulted in essentially break-even earnings from Berger during the first half of 1996.

The revenue increases for the three and six months ended June 30, 1996 were partially offset by increased operating expenses associated with higher business volumes, as well as higher Janus salaries and wages as a result of achieving improved results. However, year to date 1996 Janus marketing and promotional expenses were $4.7 million (or 29%) lower than prior year thereby increasing year to date 1996 operating income.

Depreciation and amortization costs for the three and six months ended June 30, 1996 were lower than comparable 1995 periods due to reduced asset-based depreciation at Janus. The reduced depreciation was offset somewhat by increased intangible amortization associated with a $23.9 million payment made in May 1996 pursuant to the Berger Stock Purchase Agreement, which has been reflected as an adjustment to the purchase price (as described more fully in Note 2 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995).


CORPORATE & OTHER

                                  Three Months              Six Months
                                  Ended June 30,           Ended June 30,
                                 1996         1995        1996         1995


                                      (in millions)
Revenues                        $  7.5      $  10.0     $  15.4      $  18.8
Costs and expenses                12.4          8.0        19.6         13.2
Depreciation and amortization      1.2          1.9         2.6          3.5
 Operating income (loss)          (6.1)         0.1        (6.8)         2.1
Equity in net earnings of
 unconsolidated affiliates:
   DST Systems, Inc.               5.0          5.3         6.9         18.3
   Other                           0.2          0.2         1.5          0.3
Interest expense, net             (0.4)        (2.0)       (0.1)        (6.1)
Other, net                         3.7          3.6         6.6          6.0
 Pretax income                     2.4          7.2         8.1         20.6
Income tax provision (benefit)    (0.4)         1.4         0.1          2.0
 Net income                     $  2.8      $   5.8     $   8.0      $  18.6

Corporate & Other contributed $2.8 million to the Company's second quarter 1996 results, down from the $5.8 million reported in the equivalent prior period. For the six months ended June 30, 1996, Corporate & Other earnings were $8.0 million versus $18.6 million in comparable 1995. DST, an approximate 40% KCSI equity investment, provided $5.0 million in equity earnings for the three months ended June 30, 1996 (slightly lower than second quarter 1995) and $6.9 million for year to date 1996 versus $18.3 million in the same period in 1995. All of DST's earnings are included in KCSI's 1995 results as DST was a consolidated subsidiary of KCSI until the initial public offering of DST common stock in October 1995. Comparisons of DST earnings in 1996 versus 1995 are affected by the first quarter 1995 one time after-tax gain of $4.7 million associated with DST's sale of its investment in Investors Fiduciary Trust Company and the first quarter 1996 effect of a $4.1 million non-recurring charge related to DST's equity investment, Continuum (as previously disclosed). Exclusive of these items, DST earnings increased in 1996 as a result of several factors, including, among others, increased mutual fund shareowner accounts serviced and lower interest costs.

Corporate & Other results were also affected by the following:

i) higher KCSI holding company expenses due to the Company's efforts relative to the Mexican railroad privatization process and the Union
     Pacific/Southern Pacific proposed merger, which totaled (after-tax) $2.4 million ($.06 per share) and $3.1 million ($.08 per share) for the three and six months ended June 30, 1996, respectively;

ii) a $1.8 million (67%) decrease in Pabtex, Inc. earnings for year to date 1996 as a result of an expected loss of a major customer in December 1995;

iii) a one time after-tax gain of approximately $1.7 million ($.04 per share in second quarter and year to date 1996) on the sale of KCSI's interest in Midland Data Systems, Inc. and Midland Loan Services, L.P. in second quarter 1996;

iv) higher 1995 KCSI holding company interest income, principally from advances to DST throughout the first half of 1995; and

v) a decrease of $6.0 million in interest expense for the six months ended June 30, 1996 from comparable 1995 due to lower average debt balances in 1996 as discussed earlier.


TRENDS AND OUTLOOK

The Company reported earnings of $.57 per share for second quarter 1996 as compared to $.19 per share in second quarter 1995. Excluding the unusual costs and expenses discussed previously, second quarter 1995 earnings would have been $.58 per share. Year to date 1996 earnings of $1.06 per share exceeded the $.80 per share in comparable 1995 (which included $.44 per share attributable to unusual items). KCSR's second quarter 1996 results were adversely affected by derailment related costs and reduced export grain carloadings. The Financial Asset Management segment experienced growth in assets under management and revenues, resulting in a 72% increase in its contribution to year to date 1996 KCSI consolidated results over comparable 1995. Corporate & Other reported decreased earnings for the three and six months ended June 30, 1996 versus 1995 due primarily to reduced equity earnings from DST and increased costs as discussed previously.

A current outlook for the Company's core businesses for the remainder of 1996 is as follows (refer to the first paragraph of "Overview" section of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, regarding forward-looking comments):

i) The Kansas City Southern Railway Company - General commodities and intermodal traffic are somewhat dependent on economic trends in the geographic region served by KCSR, as evidenced by the decline in export grain carloadings discussed earlier. Based on anticipated traffic levels, including consideration of recent rail mergers, revenues are expected to be relatively flat during the last six months of 1996. Costs and expenses should generally stabilize during the second half of 1996, with any significant growth attributable to increased business volumes.

ii) Financial Asset Management - Future growth will be largely dependent on prevailing financial market conditions, relative performance of Janus' and Berger's products, introduction and market reception of new products, as well as other factors. Costs and expenses should continue at operating levels consistent with the rate of growth, if any, in revenues.

iii) Corporate & Other - The Company expects any earnings in this segment to derive largely from its equity ownership in DST. As a result of Continuum's merger with CSC on August 1, 1996, DST expects to recognize a one time gain of approximately $130 million (of which the Company will recognize an amount proportionate to its ownership interest in DST), but will no longer record equity earnings in Continuum. The results of other KCSI subsidiaries are expected to remain relatively consistent with historical performance, except for Pabtex, Inc., which will experience decreased earnings from prior year as a result of the loss of a key customer, as disclosed previously.


LIQUIDITY AND CAPITAL RESOURCES

Summary cash flow data is as follows (in millions):

                                                 Six Months
                                                Ended June 30,
                                              1996           1995
Cash flows provided by (used for):
 Operating activities                       $  (17.0)      $  211.1
 Investing activities                          (86.9)        (120.2)
 Financing activities                           82.8          (94.4)
 Cash and equivalents:
   Net decrease                                (21.1)          (3.5)
   At beginning of year                         31.8           12.7
   At end of period                         $   10.7       $    9.2

During the six months ended June 30, 1996, the Company's cash position decreased from $31.8 million at December 31, 1995 to $10.7 million at June 30, 1996. The decreased cash position was caused primarily by reduced operating cash flows and cash used for property/investment acquisitions and Company common stock repurchases, offset partially by proceeds from borrowings under the Company's lines of credit. Operating cash flows for the first half of 1996 decreased significantly compared to the same period in 1995. The decrease was chiefly attributable to a special dividend of $150 million paid by DST to the Company in May 1995 and a decrease in accrued liabilities in 1996, reflecting the payment of approximately $74 million in federal and state income taxes resulting from the taxable gains associated with the DST public stock offering completed in November 1995.

Investing activities for the first six months in 1996 were comprised primarily of KCSR road property additions, Carland rolling stock acquisitions and the additional investment in Berger discussed earlier. Financing cash flows were generated through borrowings under credit lines in excess of repayments. Debt proceeds were primarily used for the repurchase of $84.8 million in Company common stock in connection with a stock repurchase program authorized by the Company's Board of Directors, the additional investment in Berger, and working capital purposes (including the payment of federal and state income taxes associated with the DST public offering as discussed above).

Cash flows from operations are expected to increase during the remainder of 1996 from positive operating income, which has historically resulted in favorable cash flows. Investing activities will continue to use significant amounts of cash. Future roadway improvement projects are expected to be funded by KCSR operating cash flow. In connection with the expanded stock repurchase program authorized by the Company's Board of Directors in May 1996, repurchases of KCSI common stock may be made throughout 1996 based on prevailing market conditions, and liquidity and capital resource alternatives.

In addition to operating cash flows, the Company has available financing arrangements at subsidiary levels, remaining credit of $265 million at June 30, 1996 from the Company's $400 million credit agreement, and $500 million with respect to a Universal Shelf Registration Statement ("Registration Statement") filed in September 1993 and most recently amended in April 1996. The Securities and Exchange Commission declared the Registration Statement effective on April 22, 1996; however, no securities have been issued. The Company believes its operating cash flows and available financing resources are sufficient to fund working capital and other requirements for the remainder of 1996, as well as other potential business opportunities that the Company is currently pursuing.

The Company's debt ratio (debt as a percent of total debt plus equity) at June 30, 1996 was 55.0% compared to 48.1% at December 31, 1995. Company consolidated debt increased $167.7 million from December 31, 1995 (to $811.9 million at June 30, 1996) as a result of borrowings for repurchases of Company common stock, income tax payments, additional investment in Berger and working capital purposes. Consolidated equity decreased in 1996 due to the repurchase of $84.8 million in Company common stock, partially offset by year to date 1996 net income. This decrease in consolidated equity, together with the increase in consolidated debt, resulted in an increased debt ratio.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

Part I, Item 1. Note 10 to the Consolidated Condensed Financial Statements of this Form 10-Q is hereby incorporated herein by reference.



Item 6. Exhibits and Reports on Form 8-K

a)   Exhibits

     Exhibit 27.1 - Financial Data Schedule

b)   Reports on Form 8-K

     No reports on Form 8-K were filed during the three month period ended June 30, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on August 12, 1996.


                                           Kansas City Southern Industries, Inc.


                            /s/ Joseph D. Monello
                             Joseph D. Monello
                 Vice President and Chief Financial Officer
                      (Principal Financial Officer)



                            /s/ Louis G. Van Horn
                             Louis G. Van Horn
                       Vice President and Comptroller
                       (Principal Accounting Officer)