Form 10-Q
period 1996-09-30
KANSAS CITY SOUTHERN INDUSTRIES INC
filed 1996-11-13
CIK 54480

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1996

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


                         (816) 983-1303
       (Company's telephone number, including area code)


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

          Class                                Outstanding at October 31, 1996

Common Stock, $.01 per share par value                       36,865,352 Shares

             KANSAS CITY SOUTHERN INDUSTRIES, INC.

                           FORM 10-Q

                       SEPTEMBER 30, 1996

                             INDEX


                                                             Page
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Introductory Comments                                                   1

Consolidated Condensed Balance Sheets -
  September 30, 1996 and December 31, 1995                              2

Consolidated Condensed Statements of Income -
  Three and Nine Months Ended September 30, 1996 and 1995               3

Computation of Primary Earnings per Common Share                        3

Consolidated Condensed Statements of Cash Flows -
  Nine Months Ended September 30, 1996 and 1995                         4

Notes to Consolidated Condensed Financial Statements                    5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           9


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                            19

Item 6.   Exhibits and Reports on Form 8-K                             19


SIGNATURES                                                             20

             KANSAS CITY SOUTHERN INDUSTRIES, INC.

                           FORM 10-Q

                       SEPTEMBER 30, 1996


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

[Page 2]
              KANSAS CITY SOUTHERN INDUSTRIES, INC.
              CONSOLIDATED CONDENSED BALANCE SHEETS
                      (Dollars in Millions)
                           (Unaudited)

                                             September 30, December 31,
                                                 1996          1995
ASSETS
Current Assets:
 Cash and equivalents                          $   22.5     $   31.8
 Accounts receivable, net                         135.8        135.6
 Inventories                                       35.9         39.8
 Other current assets                             103.7         74.0
    Total current assets                          297.9        281.2

Investments held for operating purposes           343.8        272.1

Properties (net of $581.2 and $538.1
 accumulated depreciation and
 amortization, respectively)                    1,339.3      1,281.9

Intangibles and Other Assets, net                 215.6        204.4

 Total assets                                  $2,196.6     $2,039.6


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Debt due within one year                      $    7.6     $   10.4
 Accounts and wages payable                        92.3         96.9
 Accrued liabilities                              145.4        213.1
    Total current liabilities                     245.3        320.4

Other Liabilities:
 Long-term debt                                   831.3        633.8
 Deferred income taxes                            316.1        303.6
 Other deferred credits                            78.6         73.1
    Total other liabilities                     1,226.0      1,010.5

Minority Interest in
 consolidated subsidiaries                         16.2         13.5

Stockholders' Equity:
 Preferred stock                                    7.1          7.1
 Common stock                                       0.4          0.4
 Capital surplus                                   41.0        133.9
 Retained earnings                                860.6        753.8
 Shares held in trust                            (200.0)      (200.0)
    Total stockholders' equity                    709.1        695.2

 Total liabilities and
   stockholders' equity                        $2,196.6     $2,039.6







See accompanying notes to consolidated condensed financial statements.
[Page 3]
              KANSAS CITY SOUTHERN INDUSTRIES, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF INCOME
           (Dollars in Millions, Except per Share Data)
                           (Unaudited)

                                  Three Months           Nine Months
                               Ended September 30,    Ended September 30,
                                 1996       1995        1996        1995


Revenues                       $ 218.2   $ 199.2      $ 626.4     $ 577.2

Costs and expenses               138.3     125.9        422.1       403.8
Depreciation and amortization     19.7      18.9         57.9        56.0

  Operating Income                60.2      54.4        146.4       117.4

Equity in net earnings of
  unconsolidated affiliates:
  DST Systems, Inc.               56.3       4.6         63.2        22.9
  Other                            0.2       0.2          1.7         0.5

Interest expense                 (16.1)    (15.6)       (43.2)      (49.2)
Other, net                         2.4       5.4         12.3        14.8

  Pretax Income                  103.0      49.0        180.4       106.4

Income tax provision              22.5      16.9         50.7        34.0
Minority interest in
  consolidated earnings            4.4       3.2         11.3         7.6

Net Income                        76.1      28.9        118.4        64.8

Less: dividends on preferred stock 0.1       0.1          0.2         0.2

Net Income Applicable to
  Common Stockholders          $  76.0   $  28.8      $ 118.2    $   64.6



Computation of Primary Earnings per Common Share

Weighted Average Primary
  Common Shares Outstanding
  (in thousands)                38,004    44,032       38,802      44,493


Primary Earnings per
  Common Share                 $  2.00   $  0.65      $  3.05    $   1.45


Cash Dividends Paid:
  Per Preferred share          $   .25   $   .25      $   .75    $    .75
  Per Common share             $   .10   $   .07 1/2  $   .30    $    .22 1/2




See accompanying notes to consolidated condensed financial statements.

[Page 4]
              KANSAS CITY SOUTHERN INDUSTRIES, INC.
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                      (Dollars in Millions)
                           (Unaudited)

                                                       Nine Months
                                                   Ended September 30,
                                                    1996         1995
CASH FLOWS PROVIDED BY (USED FOR):

OPERATING ACTIVITIES:
 Net income                                         $118.4      $ 64.8
 Adjustments to net income:
  Depreciation and amortization                       57.9        56.0
  Deferred income taxes                                8.1        21.6
  Equity in undistributed earnings                   (61.1)      (23.4)
  Dividend from DST Systems, Inc.                                150.0
 Changes in working capital items:
  Accounts receivable                                 (0.1)      (10.4)
  Inventories                                          3.9         1.4
  Other current assets                                 2.2        (6.0)
  Accounts and wages payable                           2.3       (13.8)
  Accrued liabilities                                (64.3)       23.8
 Other, net                                           (1.9)       14.9
   Net                                                65.4       278.9


INVESTING ACTIVITIES:
 Property acquisitions                              (110.3)      (94.0)
 Proceeds from disposal of property                    3.6         7.0
 Investment in and loans with affiliates             (24.8)      (71.5)
 Purchase of short-term investments                  (31.5)       (7.8)
 Proceeds from disposal of investments                 8.8
 Other, net                                            6.6        (0.4)
   Net                                              (147.6)     (166.7)


FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt            201.0        14.9
 Repayment of long-term debt                          (6.6)      (76.0)
 Proceeds from stock plans                             7.1         5.7
 Stock repurchased                                  (120.3)      (47.2)
 Cash dividends paid                                 (11.6)       (9.9)
 Other, net                                            3.3        (2.1)
   Net                                                72.9      (114.6)


CASH AND EQUIVALENTS:
 Net decrease                                         (9.3)       (2.4)
 At beginning of year                                 31.8        12.7
 At end of period                                   $ 22.5      $ 10.3





See accompanying notes to consolidated condensed financial statements.

[Page 5]
              KANSAS CITY SOUTHERN INDUSTRIES, INC.

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal closing procedures) necessary to present fairly the financial position of Kansas City Southern Industries, Inc. ("Company"; "KCSI") and its subsidiary companies as of September 30, 1996 and December 31, 1995, the results of operations for the three and nine months ended September 30, 1996 and 1995, and cash flows for the nine months ended September 30, 1996 and 1995.


2. The results of operations for the three and nine months ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year 1996.


3. The accompanying consolidated condensed financial statements have been prepared consistently with accounting policies described more fully in
     Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Certain amounts in the prior year consolidated condensed financial statements have been reclassified to conform to the current year presentation.


     As a result of the public offering of DST Systems, Inc. ("DST"), formerly a wholly-owned and consolidated subsidiary of the Company, and associated transactions completed in November 1995, the Company's ownership percentage in DST was reduced to approximately 41% (which is the ownership percentage as of September 30, 1996). Accordingly, the Company's investment in DST was accounted for under the equity method of accounting for the year ended December 31, 1995 retroactive to January 1, 1995. The DST public offering and associated transactions are described more fully in Notes 1 and 2 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     The accumulation of the 1996 first, second and third quarter Primary Earnings per Common Share do not total the Primary Earnings per Common Share for the nine months ended September 30, 1996 as a result of repurchases of Company common shares during 1996.


4. The Company's inventories ($35.9 million at September 30, 1996 and $39.8 million at December 31, 1995) primarily consist of material and supplies related to rail transportation. Other components of inventories are immaterial.


5. Investments in unconsolidated affiliates and certain other investments accounted for under the equity method of accounting include all entities in which the Company or its subsidiaries have significant influence but not more than 50% control. Investments in unconsolidated affiliates at September 30, 1996 include equity interests in DST and Mexrail, Inc., as well as the Company's interests in other companies. DST has a Stockholders' Rights Agreement, which includes provisions providing that under certain circumstances following a "change in control" of KCSI, as defined in DST's Stockholders' Rights Agreement, substantial dilution of the Company's interest in DST could result.

[Page 6]
     Combined condensed financial information of unconsolidated affiliates is shown below (dollars in millions):


     Financial Condition:

                                              September 30,   December 31,
                                                   1996           1995
 Current assets                                 $  216.7       $  250.3
 Non-current assets                                901.1          569.9
  Assets                                        $1,117.8       $  820.2


 Current liabilities                            $  143.4       $  178.4
 Non-current liabilities                           291.9          162.6
 Equity of stockholders and partners               682.5          479.2
  Liabilities and equity                        $1,117.8       $  820.2


 Investment in unconsolidated affiliates        $  284.5       $  198.9


 Operating Results:

                                  Three Months              Nine Months
                                Ended September 30,     Ended September 30,
                                 1996        1995         1996        1995


 Revenues:
  DST                           $ 139.6    $ 121.7      $ 427.0    $ 351.7
  All others                        8.1        2.0         23.3        6.9
   Total revenues               $ 147.7    $ 123.7      $ 450.3    $ 358.6


 Costs and expenses:
  DST                           $ 137.8    $ 112.1      $ 388.7    $ 320.3
  All others                        8.3        2.0         22.0        6.8
   Total costs and expenses     $ 146.1    $ 114.1      $ 410.7    $ 327.1


 Net income:
  DST                           $ 138.6    $   4.6      $ 155.4    $  27.6
  All others                       (0.8)      (0.4)        (0.7)      (1.3)
   Total net income             $ 137.8    $   4.2      $ 154.7    $  26.3


[Page 7]
6. For purposes of the Statement of Cash Flows, the Company considers all short-term liquid investments with a maturity of generally three months or less to be cash equivalents.

    a. Supplemental Cash Flow Information (in millions):

                                                        Nine Months
                                                    Ended September 30,
                                                    1996          1995
 Interest paid                                    $  52.7       $  61.4
 Income taxes paid                                  106.9           7.9

    The Company's income taxes paid for the nine months ended September 30, 1996 increased from the comparable prior year period due to the payment of federal and state income taxes resulting from the DST initial public offering transactions, which occurred in fourth quarter 1995.

    b. Noncash Investing and Financing Activities:

    The Company accrued a liability for the donation of 300,000 shares of DST common stock ($2.7 million book value) to a charitable trust in December 1995. These shares were delivered to the charitable trust in January 1996, resulting in a reduction in the Company's investment in DST and associated liabilities.

    Company subsidiaries and affiliates hold various investments which are accounted for as "available for sale" securities as defined by Statement of Financial Accounting Standards No. 115 "Accounting for Certain Invest-ments in Debt and Equity Securities." The Company records its proportionate share of any unrealized gains or losses related to these investments, net of taxes, in stockholders' equity. The unrealized gain as of September 30, 1996, net of taxes, related to these investments increased $12.4 million from December 31, 1995.

    In first quarter 1996, the Company issued approximately 101,500 shares of KCSI common stock under the eighth offering of the Employee Stock Purchase Plan. These shares, totaling a purchase price of approximately $5.9 million, were subscribed and paid for through employee payroll deductions in 1994 and 1995.

    During the first nine months of 1995, the Company recorded expenses of $8.4 million related to its Employee Stock Ownership Plan ("ESOP"). These charges, which were noncash in nature, had the effect of decreasing retained earnings and ESOP deferred compensation with no overall effect upon stockholders' equity.


7. The Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") effective January 1, 1996. The new statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill, as well as for long-lived assets and certain identifiable intangibles which are to be disposed. The adoption of SFAS 121 did not have an impact on the Company's 1996 results of operations or financial position.

[Page 8]
8. During 1995, the Company entered into a forward stock purchase contract ("contract") as a means of securing a potentially favorable price for the repurchase of its common stock. During the first nine months of 1996, the Company purchased 800,000 shares under this arrangement. As of September 30, 1996, the contract allows the Company to purchase from a financial institution an additional 1.2 million shares of the Company's common stock over various time periods at a price which includes an escalating transaction premium. Additionally, the contract contains provisions which allow the Company to elect a net cash or net share settlement in lieu of physical settlement of the shares.

    As of October 31, 1996, the contracted aggregate price (including transaction premium) exceeded quoted market prices of the Company's common stock. However, as contract settlement dates occur, the variou settlement alternatives will be evaluated given existing business and market conditions in order to maximize benefits to the Company. The transaction will be recorded in the Company's financial statements upon settlement of the contract. The contract is described more fully in Note 8 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


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


11. See the Recent Developments section of Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, for significant transactions and events that will have an impact on the Company's future results of operations and financial position.

[Page 9]
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


OVERVIEW

The discussion set forth below, as well as other portions of this Form 10-Q, contains forward-looking comments. Such comments are based upon information currently available to management and management's perception thereof as of the date of this Form 10-Q. Actual results of the Company's operations could materially differ from those indicated in the forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors discussed in a Current Report on Form 8-K dated November 12, 1996, which has been filed with the United States Securities and Exchange Commission. Readers should consider the factors listed in the November 12, 1996 Current Report when evaluating any such forward-looking comments.

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

The Company's business activities by industry segment and principal subsidiary companies are:

The Kansas City Southern Railway Company - The Kansas City Southern Railway Company ("KCSR"), a wholly-owned subsidiary of the Company, operates a Class I Common Carrier railroad system. Also included in this segment is Carland, Inc. ("Carland"), which leases various types of equipment including railroad rolling stock, roadway maintenance equipment and vehicles. Carland's principal customer is KCSR. See the "Recent Developments" section below for information regarding the contribution of the majority of Carland assets and certain assets of KCSR to a newly formed joint venture.

Financial Asset Management - Management of investments for mutual funds, private and other accounts through Janus Capital Corporation ("Janus"), an 83% owned subsidiary, and Berger Associates, Inc. ("Berger"), an 80% owned subsidiary.

Corporate & Other - Corporate & Other consists of equity in earnings in unconsolidated affiliates, primarily DST Systems, Inc. ("DST," an approximate 41% owned affiliate) and Mexrail, Inc. (a 49% owned affiliate), unallocated holding company expenses, intercompany eliminations, and other consolidated subsidiaries, including Pabtex, Inc. and Trans-Serve, Inc.

As more fully described in Notes 1 and 2 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, the Company and DST completed a public offering of DST common stock and associated transactions in November 1995, resulting in a reduction in the Company's ownership percentage of DST to approximately 41% (which is the ownership percentage at September 30, 1996). Accordingly, the Company's investment in DST was accounted for under the equity method of accounting for the year ended December 31, 1995 retroactive to January 1, 1995.

[Page 10]
RECENT DEVELOPMENTS

Southern Capital Corporation LLC Joint Venture - On October 23, 1996, the Company and GATX Capital Corporation ("GATX") announced completion of the transactions for the formation and financing of a joint venture to perform certain leasing and financing activities. The venture, Southern Capital Corporation LLC ("Southern"), was formed through a GATX contribution of $25 million in cash, and a Company contribution (through its subsidiaries KCSR and Carland) of $25 million in net assets comprising rail assets and long-term indebtedness owed to KCSI and its subsidiaries. In an associated transaction, Southern Leasing Corporation (an indirect wholly-owned subsidiary of the Company) sold to Southern approximately $75 million of loan portfolio assets and rail equipment. Concurrent with these transactions, KCSR entered into several operating leases with Southern for the majority of the locomotives and rail cars acquired by or contributed to Southern.

As a result of these transactions and subsequent repayment by Southern of indebtedness owed to KCSI and its subsidiaries, the Company reduced consolidated indebtedness by approximately $217 million, after consideration of applicable income taxes, through repayments on various lines of credit and subsidiary indebtedness. The Company will report its 50% ownership interest in Southern as an equity investment.

DST's Investment in Continuum - On August 1, 1996, The Continuum Company, Inc. ("Continuum"), formerly a DST unconsolidated equity affiliate, merged with Computer Sciences Corporation ("CSC," a publicly traded company) in a tax-free share exchange. In exchange for its approximate 23% ownership interest in Continuum, DST received approximately 4.3 million shares (representing an approximate 6% interest) of CSC common stock.

As a result of the transaction, the Company's third quarter and year to date 1996 earnings include approximately $47.7 million (after-tax) of equity earnings from DST representing the Company's proportionate share of the one time gain recognized by DST in connection with the merger. Continuum will cease to be an equity affiliate of DST, thereby eliminating any future Continuum equity affiliate earnings. DST recognized $3.6 million in equity earnings from Continuum in 1995. The loss of Continuum earnings to DST will not be material to the Company's consolidated results.

Transportacion Ferroviaria Mexicana - In June 1996, the Company and Transportacion Maritima Mexicana announced the formation of Transportacion Ferroviaria Mexicana ("TFM"). TFM's purpose is to participate in the bidding process for one or more of the concessions to be offered in the Mexican rail privatization.

The Mexican government concession for the operation of the Northeast Rail Line ("Line One"), a rail line connecting Mexico City to Nuevo Laredo, Mexico (which is across the border from Laredo, Texas and is the primary overland rail crossing point between Mexico and the United States), is currently being evaluated for bidding. Bids for Line One must be submitted to Ferrocarril del Noreste SA (the agency appointed by the Mexican government to control the rail line) by November 29, 1996.

If TFM elects to bid on Line One, and is subsequently awarded the concession, the Company, through TFM, may be required to fund a portion of the capital investment.

[Page 11]
Railroad Consolidation and Competition - On August 12, 1996, the Surface Transportation Board issued its formal order approving the merger between the Union Pacific and Southern Pacific railroads("UP/SP merger"), with limited conditions attached to the proposed merger. On October 15, 1996, CSX Corporation ("CSX") and Conrail Inc. ("Conrail") announced intentions to complete a merger by late 1997, followed by an announcement by Norfolk Southern Corporation ("NSC") on October 23, 1996 that it was making a competing offer for Conrail.

The UP/SP merger and the proposed CSX or NSC/Conrail combination continue the recent railroad industry trend of consolidation. Since 1994, significant consolidations have occurred between Burlington Northern, Inc./Santa Fe Pacific Corporation ("BN/SF") and Union Pacific/Chicago and North Western Transportation Company ("UP/CNW").

As these consolidations have only recently been completed or announced, the Company cannot predict their ultimate effect on KCSR. However, the Company believes that its revenues are being negatively affected by increased competition from the BN/SF and UP/CNW consolidations as a result of diversions of rail traffic away from KCSR lines. When taken together with the UP/SP merger, management believes that the recent railroad consolidations will negatively impact KCSR revenues by approximately $25 million to $50 million annually given current operating conditions and traffic patterns.

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

Common Stock Repurchases - The Company's Board of Directors ("Board") has authorized management to repurchase a total of eleven million shares of KCSI common stock. As of October 31, 1996, the Company had repurchased approximately 7.6 million of its common shares. An additional 1.2 million are available for repurchase through a financial institution at contract prices as disclosed in Note 8 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Berger Joint Venture - Berger entered into a joint venture agreement with Bank of Ireland Asset Management (U.S.) Limited, a subsidiary of Bank of Ireland, to launch a series of international and global mutual funds. The new venture, named BBOI Worldwide LLC ("BBOI"), is headquartered in Denver, Colorado. Required regulatory approvals were received in October 1996, and the first no-load mutual fund product, an international equity fund, was launched early in fourth quarter 1996. Berger will account for its investment in BBOI as an equity investment.

[Page 12]
RESULTS OF OPERATIONS

Segment revenues and operating income comparisons follow (dollars in millions):

                                     Three Months           Nine Months
                                  Ended September 30,   Ended September 30,
                                     1996     1995          1996     1995

Revenues:
 The Kansas City Southern
   Railway Company                  $125.5   $129.0       $370.4   $376.7
 Financial Asset Management           85.9     62.8        233.8    174.3
 Corporate & Other                     6.8      7.4         22.2     26.2
   Total                            $218.2   $199.2       $626.4   $577.2

Operating Income (Loss):
 The Kansas City Southern
   Railway Company                  $ 23.8   $ 23.5       $ 53.8   $ 46.5
 Financial Asset Management           39.2     28.9        102.2     66.8
 Corporate & Other                    (2.8)     2.0         (9.6)     4.1
   Total                            $ 60.2   $ 54.4       $146.4   $117.4

The Company reported third quarter 1996 earnings of $76.1 million ($2.00 per share) compared to $28.9 million ($.65 per share) in third quarter 1995. Included in third quarter earnings is a one time gain of approximately $47.7 million (after-tax) of equity earnings from DST, representing the Company's proportionate share of the gain recognized by DST in connection with the Continuum merger, as previously discussed in the "Recent Developments" section. Consolidated third quarter 1996 revenues rose 10% to $218.2 million compared to third quarter 1995, chiefly from increases in assets under management at Janus and Berger. Operating income for the three months ended September 30, 1996 increased 11% (to $60.2 million) versus comparable 1995, largely due to lower proportionate growth in Financial Asset Management operating expenses as compared to revenues, coupled with operating cost reductions at KCSR during third quarter 1996.

For the nine months ended September 30, 1996, earnings were $118.4 million ($3.05 per share) versus $64.8 million ($1.45 per share) in comparable 1995. Year to date 1996 earnings were favorably impacted by significantly higher equity earnings as a result of the DST gain on the Continuum merger, discussed earlier. Year to date 1996 consolidated revenues were $626.4 million versus $577.2 million for the same period in 1995, reflecting growth in assets under management in the Financial Asset Management segment. Year to date 1996 operating income increased 25% over comparable 1995, primarily from strong Financial Asset Management profit margins, coupled with unusual costs and expenses in 1995 at KCSR and other Company subsidiaries related to employee separations, unusual system operating difficulties and various contract, lease and property reserves, which decreased earnings by $.44 per share for the nine months ended September 30, 1995 (as previously disclosed). Exclusive of the unusual items in 1995, operating income for the nine months ended September 30, 1996 would have been slightly lower than 1995. Year to date 1996 depreciation and amortization increased approximately 3% primarily from capital expenditures at KCSR. Interest expense for the nine months ended September 30, 1996 was 12% lower than 1995 as a result of lower average debt balances in 1996 (from repayment of lines of credit in late 1995 using proceeds from the DST initial public offering).



[Page 13]
THE KANSAS CITY SOUTHERN RAILWAY COMPANY

                                      Three Months             Nine Months
                                   Ended September 30,     Ended September 30,
                                      1996     1995            1996      1995
                                                  (in millions)

Revenues                             $125.5   $129.0          $370.4   $376.7
Costs and expenses                     86.6     91.5           272.0    289.0
Depreciation and amortization          15.1     14.0            44.6     41.2
 Operating income                      23.8     23.5            53.8     46.5
Interest expense                      (12.2)   (12.5)          (36.5)   (37.4)
Other, net                              1.1      0.9             2.7      2.6
 Pretax income                         12.7     11.9            20.0     11.7
Income tax provision                    5.5      5.3             8.5      5.2
 Net income                          $  7.2   $  6.6          $ 11.5   $  6.5

The Kansas City Southern Railway Company segment contributed $7.2 million to the Company's third quarter 1996 earnings versus $6.6 million in third quarter 1995. Although revenues of $125.5 million were 3% lower than third quarter 1995, operating income increased slightly, reflecting a 4% decrease in operating expenses as a result of various cost containment measures implemented by KCSR management during third quarter 1996. Reduced operating costs were evident in salaries and wages, materials and supplies usage and car hire costs.

General commodities revenues for the three months ended September 30, 1996 declined approximately $4.4 million. This revenue decline was largely attributable to a 19% reduction in carloadings from KCSR's grain, farm and food products business unit due to an expected decline in grain traffic, traffic diversions resulting from the various rail mergers, and weaker harvest conditions. In addition, paper and forest products carloadings decreased 9% as a result of business related volume declines. Third quarter 1996 unit coal revenues decreased 3% from comparable 1995 due to the mix of traffic and fewer long hauls to an electric generating plant served by KCSR. 1996 intermodal traffic levels for the rail industry have been essentially unchanged from 1995; however, KCSR's third quarter 1996 intermodal carloadings increased 18% over comparable 1995.

For the nine months ended September 30, 1996, The Kansas City Southern Railway Company segment contributed $11.5 million to KCSI's consolidated earnings versus $6.5 million in comparable 1995. Year to date 1996 revenues of $370.4 million were slightly lower than 1995, while operating income increased 16% to $53.8 million due to 1995 unusual costs and expenses (discussed previously) and operating cost savings during third quarter 1996. Increases of 2% and 4% in unit coal and intermodal revenues, respectively, over 1995 were more than offset by reduced general commodities revenues, particularly in the area of export grain traffic. A portion of the decline in export grain was expected as discussed above; however, additional declines occurred because of poor weather-related harvest conditions, thereby focusing markets on domestic needs.

Exclusive of unusual costs and expenses in 1995, year to date 1996 operating income would have been lower than comparable 1995, primarily from higher costs and expenses attributable to adverse winter weather (first quarter 1996), higher salaries and wages (increased crew levels in first quarter 1996 and accruals for new labor agreements) and train derailment expenses (primarily second quarter 1996). Additionally, year to date 1996 depreciation and amortization expense increased 8% from 1995 due to capital expenditures.



[Page 14]
FINANCIAL ASSET MANAGEMENT

                                    Three Months          Nine Months
                                  Ended September 30,  Ended September 30,
                                    1996      1995         1996     1995
                                               (in millions)
Revenues                           $ 85.9   $ 62.8       $233.8   $174.3
Costs and expenses                   43.5     30.5        122.3     97.7
Depreciation and amortization         3.2      3.4          9.3      9.8
 Operating income                    39.2     28.9        102.2     66.8
Interest expense                     (1.5)    (1.1)        (4.2)    (3.7)
Other, net                            1.1      1.0          2.8      2.7
 Pretax income                       38.8     28.8        100.8     65.8
Income tax provision                 15.6     11.8         40.7     27.0
Minority interest                     4.4      3.2         11.3      7.6
 Net income                        $ 18.8   $ 13.8       $ 48.8   $ 31.2

Financial Asset Management contributed $18.8 million to KCSI's 1996 third quarter consolidated earnings, an increase of 36% over third quarter 1995. Assets under management have risen 36% since December 31, 1995 and 42% since September 30, 1995, fueling a $23.1 million increase in revenues and a 36% increase in operating income over third quarter 1995. For the nine months ended September 30, 1996, Financial Asset Management contributed $48.8 million to KCSI consolidated earnings compared to $31.2 million for the same period in 1995. Additionally, year to date 1996 revenues grew $59.5 million compared to prior year, contributing to a 53% increase in operating income. These increases are indicative of growth in assets under management from favorable product performance in an improved overall financial market, coupled with stabilized operating expenses.

Assets under management continued to grow as year to date 1996 fund sales (net of redemptions) of $6.6 billion, coupled with market appreciation, raised total assets to $47.0 billion at September 30, 1996 ($43.3 billion at Janus; $3.7 billion at Berger). Shareowner accounts increased 7% (from December 31,
1995) to approximately 2.7 million accounts as of September 30, 1996. With respect to investment performance at Janus and Berger:

 Janus
 Janus continues to report improved product performance (assets under management increased $12.2 billion from December 31, 1995), in part because 69% of (separately tracked) Janus fund products ranked in the first quartile when compared to their respective peer categories based on a rolling one-year product performance through September 30, 1996 (using data from Lipper Analytical Services, Inc.).

 Berger
 Berger's newer product offerings, The Berger Small Company Growth Fund and The Berger New Generation Fund, have both performed well, each reporting steady growth in assets under management throughout the first nine months of 1996. However, The Berger One Hundred Fund and The Berger Growth and Income Fund, together representing over 63% of total Berger assets under management, have performed below their respective peer groups, and their assets under management have decreased 7% since December 31, 1995. Berger has contributed essentially break-even earnings to the Company's consolidated earnings during the first nine months of 1996.

[Page 15]

The revenue increases for the three and nine months ended September 30, 1996 were partially offset by increased operating expenses associated with higher business volumes, as well as higher Janus incentive compensation as a result of achieving improved results. Year to date 1996 Janus marketing and promotional expenses, however, were $5.5 million (or 28%) lower than prior year from a more focused marketing approach, thereby increasing year to date 1996 operating income.

Depreciation and amortization costs for third quarter and year to date 1996 were lower than comparable 1995 periods due to reduced asset-based depreciation at Janus. The reduced depreciation was offset somewhat by increased intangible amortization associated with a $23.9 million payment made in May 1996 pursuant to the Berger Stock Purchase Agreement, which has been reflected as an adjustment to the purchase price (as described more fully in Note 2 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995).


CORPORATE & OTHER

                                   Three Months             Nine Months
                                 Ended September 30,    Ended September 30,
                                    1996      1995         1996      1995
                                                (in millions)
Revenues                           $  6.8   $  7.4       $ 22.2   $ 26.2
Costs and expenses                    8.2      3.9         27.8     17.1
Depreciation and amortization         1.4      1.5          4.0      5.0
 Operating income (loss)             (2.8)     2.0         (9.6)     4.1
Equity in net earnings of
 unconsolidated affiliates:
   DST Systems, Inc.                 56.3      4.6         63.2     22.9
   Other                              0.2      0.2          1.7      0.5
Interest expense, net                (2.4)    (2.0)        (2.5)    (8.1)
Other, net                            0.2      3.5          6.8      9.5
 Pretax income                       51.5      8.3         59.6     28.9
Income tax provision (benefit)        1.4     (0.2)         1.5      1.8
 Net income                        $ 50.1   $  8.5       $ 58.1   $ 27.1

Corporate & Other contributed $50.1 million to consolidated third quarter 1996 earnings compared to $8.5 million in third quarter 1995. For the nine months ended September 30, 1996, Corporate & Other earnings were $58.1 million versus $27.1 million in comparable 1995. Earnings for the three and nine months ended September 30, 1996 were favorably impacted by KCSI's proportionate share (approximately $47.7 million after-tax) of the DST one time gain on the Continuum merger, discussed previously.

In addition to the third quarter 1996 gain associated with the Continuum merger, other factors affecting DST earnings comparisons in 1996 versus 1995 include the first quarter 1995 one time after-tax gain of $4.7 million associated with DST's sale of its investment in Investors Fiduciary Trust Company and the first quarter 1996 effect of a $4.1 million non-recurring charge related to DST's Continuum equity investment (as previously disclosed). Exclusive of these items, DST earnings increased in year to date 1996 as compared to 1995 as a result of several factors, including increased mutual fund shareowner accounts serviced and lower interest costs.

[Page 16]
Corporate & Other earnings were also affected by the following:

i) higher KCSI holding company expenses due to the Company's efforts relative to the Mexican railroad privatization process and the UP/SP merger, which totaled (after-tax) $1.2 million ($.03 per share) and $4.3 million ($.11 per share) for the three and nine months ended September 30, 1996, respectively;

ii) a $1.7 million (42%) decrease in Pabtex, Inc. earnings for year to date 1996 as a result of an expected loss of a major customer in December 1995;

iii) higher 1995 KCSI holding company interest income, principally from advances to DST throughout the first nine months of 1995;

iv) a one time after-tax gain of approximately $1.7 million ($.04 per share) on the sale of KCSI's interest in Midland Data Systems, Inc. and Midland Loan Services, L.P. in second quarter 1996; and

v) a decrease of $5.6 million in interest expense for the nine months ended September 30, 1996 from comparable 1995 due to lower average debt balances in 1996 as discussed earlier.


TRENDS AND OUTLOOK

Exclusive of KCSI's proportionate share of the DST one time gain on the Continuum merger, the Company's earnings per share for third quarter 1996 would have been $.75 as compared to $.65 per share in third quarter 1995.
Year to date 1996 earnings per share, exclusive of the gain from the Continuum merger, would have been $1.82 versus $1.45 per share in comparable 1995 (which includes $.44 per share attributable to unusual costs and expenses as discussed previously). KCSR reported improved earnings in third quarter 1996 due primarily to various cost containment measures implemented by management. As a result of the 36% growth in assets under management since December 31, 1995, the Financial Asset Management segment has contributed $48.8 million to consolidated year to date 1996 earnings, an increase of 56% over comparable 1995. Corporate & Other reported significantly increased earnings for the three and nine months ended September 30, 1996 versus 1995 due to the equity earnings associated with DST's gain on the Continuum merger, but lower earnings excluding the one time Continuum gain from higher expenses as described above.

A current outlook for the Company's core businesses for the remainder of 1996 is as follows (refer to the first paragraph of "Overview" section of this Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, regarding forward-looking comments, and the Current Report on Form 8-K dated November 12, 1996, which has been filed with the United States Securities and Exchange Commission):

i) The Kansas City Southern Railway Company - General commodities and intermodal traffic will continue to be largely dependent on economic trends within certain industries in the geographic region served by KCSR, as evidenced by the declines in export grain and paper/forest products carloadings discussed earlier. Based on anticipated traffic levels, including consideration of recent rail mergers, revenues are expected to be relatively flat during the final three months of 1996. Costs and expenses should generally stabilize during fourth quarter 1996, with any significant growth attributable to increased business volumes.

[Page 17]
ii) Financial Asset Management - Future growth will be largely dependent on prevailing financial market conditions, relative performance of Janus' and Berger's products, introduction and market reception of new products, as well as other factors. Costs and expenses should continue at operating levels consistent with the rate of growth, if any, in revenues.

iii)Corporate & Other - The Company expects any earnings in this segment to derive primarily from its equity ownership in DST. As a result of the Continuum merger, DST earnings will no longer include equity earnings from Continuum. The Company will continue to experience costs related to the Mexican rail privatization process during fourth quarter 1996. The results of other KCSI subsidiaries are expected to remain relatively consistent with historical performance, except for Pabtex, Inc., which will continue to experience reduced earnings from prior year as a result of the loss of a key customer, as disclosed previously.


LIQUIDITY AND CAPITAL RESOURCES

Summary cash flow data is as follows (in millions):

                                                Nine Months
                                             Ended September 30,
                                             1996         1995
Cash flows provided by (used for):
 Operating activities                       $  65.4     $ 278.9
 Investing activities                        (147.6)     (166.7)
 Financing activities                          72.9      (114.6)
 Cash and equivalents:
   Net decrease                                (9.3)       (2.4)
   At beginning of year                        31.8        12.7
   At end of period                         $  22.5     $  10.3

During the nine months ended September 30, 1996, the Company's cash position decreased from $31.8 million at December 31, 1995 to $22.5 million at September 30, 1996. The decrease in cash position was caused primarily by cash used for property/investment acquisitions and Company common stock repurchases, offset partially by positive operating cash flows and proceeds from borrowings under the Company's lines of credit. Operating cash flows for the first nine months of 1996 decreased significantly compared to the same period in 1995. This decrease was chiefly attributable to a special dividend of $150 million paid by DST to the Company in May 1995, coupled with a decrease in accrued liabilities in 1996, reflecting the payment of approximately $74 million in federal and state income taxes resulting from the taxable gains associated with the DST public stock offering completed in November 1995.

Investing activities for the nine months ended September 30, 1996 consisted of KCSR road property additions, Carland rolling stock acquisitions, purchases of short-term investments by Janus and the additional investment in Berger discussed earlier. Financing cash flows were generated through borrowings under credit lines in excess of repayments. Debt proceeds were primarily used for the repurchase of $120.3 million in Company common stock in connection with a stock repurchase program authorized by the Company's Board of Directors, the additional investment in Berger, and for working capital purposes (including the payment of federal and state income taxes associated with the DST public offering as discussed above).

[Page 18]
Cash flows from operations are expected to increase during the final three months of 1996 from positive operating income, which has historically resulted in favorable cash flows. Investing activities will continue to use significant amounts of cash. Future roadway improvement projects are expected to be funded by KCSR operating cash flow. In connection with the expanded stock repurchase program authorized by the Company's Board of Directors in May 1996, repurchases of KCSI common stock may be made throughout 1996 based on prevailing market conditions, as well as liquidity and capital resource alternatives.

In addition to operating cash flows, the Company has financing available through its various lines of credit (with a maximum borrowing amount of $480 million). As a result of the completion of the Southern joint venture and associated transactions completed on October 21, 1996 (see "Recent Developments" above), the Company repaid all but $10 million of indebtedness under its various lines of credit. The Company also has $500 million with respect to a Universal Shelf Registration Statement ("Registration Statement") filed in September 1993, as amended in April 1996. The Securities and Exchange Commission declared the Registration Statement effective on April 22, 1996; however, no securities have been issued. The Company believes its operating cash flows and available financing resources are sufficient to fund working capital and other requirements for the remainder of 1996, as well as other potential business opportunities that the Company is currently pursuing, the most significant of which is the Company's efforts relative to the Mexican rail privatization process discussed earlier.

The Company's debt ratio (debt as a percent of total debt plus equity) at September 30, 1996 was 54.2% compared to 48.1% at December 31, 1995. Company consolidated debt increased $194.7 million from December 31, 1995 (to $838.9 million at September 30, 1996) as a result of borrowings for repurchases of Company common stock, income tax payments, additional investment in Berger and working capital purposes. Consolidated equity increased $13.9 million from December 31, 1995. This increase was due to net income, issuance of common stock under the Employee Stock Purchase Plan and other plans, and a positive non-cash equity adjustment related to unrealized gains on "available for sale" securities held by affiliates, substantially offset by the repurchase of $120.3 million in Company common stock. Because the increase in consolidated debt was greater than the Company's equity growth, the debt ratio increased. As a result of the Southern joint venture formation (see "Recent Developments" section above), the Company's debt ratio decreased to approximately 47% as of October 31, 1996 due to repayments on the Company's various lines of credit and subsidiary indebtedness.

[Page 19]
PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

Part I, Item 1. Financial Statements, Note 10 to the Consolidated Condensed Financial Statements of this Form 10-Q is hereby incorporated herein by reference.



Item 6. Exhibits and Reports on Form 8-K

a)   Exhibits

     Exhibit 27.1 - Financial Data Schedule

b)   Reports on Form 8-K

     The Company filed a Current Report on Form 8-K dated November 12, 1996 under items 5 and 7, reporting cautionary statements identifying significant factors that could cause the Company's actual operating results to materially differ from the projections in forward-looking statements made by, or on behalf of, the Company.

[Page 20]
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on November 13, 1996.


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