Form 10-K
period 1996-12-31
KANSAS CITY SOUTHERN INDUSTRIES INC
filed 1997-03-20
CIK 54480

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                            FORM 10-K(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (FEE REQUIRED)     For the fiscal year ended
     December 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transition period from ____ to ____

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

      Company's telephone number, including area code (816) 983-1303

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Company Stock. The Company's common stock is listed on the New York Stock Exchange under the symbol "KSU." As of March 3, 1997, 36,032,136 shares of common stock and 242,170 shares of voting preferred stock were outstanding. On such date, the aggregate market value of the voting common and preferred stock held by non-affiliates was $1,913,699,013 (amount computed based on closing prices of preferred and common stock on New York Stock Exchange).

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the following documents are incorporated herein by reference into Part of the Form 10-K as indicated:

Document                                                 Part of Form 10-K
                                                       into which incorporated

Company's Definitive Proxy Statement for the 1997            Part III
Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 1996

                  KANSAS CITY SOUTHERN INDUSTRIES, INC.
                      1996 FORM 10-K ANNUAL REPORT

                            Table of Contents

                                                             Page


                             PART I

Item 1.     Business . . . . . . . . . . . . . . . . . . . . . . . 1
Item 2.     Properties . . . . . . . . . . . . . . . . . . . . . . 2
Item 3.     Legal Proceedings. . . . . . . . . . . . . . . . . . . 5
Item 4.     Submission of Matters to a Vote of Security Holders. . 5
            Executive Officers of the Company. . . . . . . . . . . 5


                            PART II

Item 5.     Market for the Company's Common Stock and
              Related Stockholder Matters. . . . . . . . . . . . . 7
Item 6.     Selected Financial Data. . . . . . . . . . . . . . . . 7
Item 7.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations. . . . . . . . . 9
Item 8.     Financial Statements and Supplementary Data. . . . . .38
Item 9.     Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure. . . . . . . . .78


                            PART III

Item 10.    Directors and Executive Officers of the Company. . . .79
Item 11.    Executive Compensation . . . . . . . . . . . . . . . .79
Item 12.    Security Ownership of Certain Beneficial Owners and
              Management . . . . . . . . . . . . . . . . . . . . .79
Item 13.    Certain Relationships and Related Transactions . . . .79


                            PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports
              on Form 8-K. . . . . . . . . . . . . . . . . . . . .80
            Signatures . . . . . . . . . . . . . . . . . . . . . .85

[Page 1]
                             Part I

Item 1.   Business

(a)  GENERAL DEVELOPMENT OF COMPANY BUSINESS

The information set forth in response to Item 101 of Regulation S-K under Part II Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, on pages 9 through 37 of this Form 10-K is incorporated by reference in response to this Item 1.

(b)  INDUSTRY SEGMENT FINANCIAL INFORMATION

The information set forth in response to Item 101 of Regulation S-K relative to financial information by industry segment for the three years ended December 31, 1996 under Part II Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, on pages 17 through 28 of this Form 10-K, and Item 8, Financial Statements and Supplementary Data, at
Note 13. Industry Segments on pages 72 through 75 of this Form 10-K, is incorporated by reference in response to this Item 1.

(c)  NARRATIVE DESCRIPTION OF THE BUSINESS

The information set forth in response to Item 101 of Regulation S-K under Part II Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, on pages 9 through 37 of this Form 10-K is incorporated by reference in partial response to this Item 1.

Employees. As of December 31, 1996, Kansas City Southern Industries, Inc. ("Company" or "KCSI") and its majority owned subsidiaries employed approximately 3,800 persons, with approximately 2,780 employed in The Kansas City Southern Railway Company, 900 in Financial Asset Management, and 120 in Corporate & Other. In addition, unconsolidated affiliates of the Company and its subsidiaries employed approximately 6,000 persons, including approximately 5,600 at DST Systems, Inc. ("DST"), the largest employer of such ventures.

[Page 2]
Item 2.   Properties

In the opinion of management, the various facilities, office space and other properties owned and/or leased by the Company (and its subsidiaries and affiliates) are adequate for existing operating needs.

The Kansas City Southern Railway Company

The Kansas City Southern Railway Company ("KCSR") owns and operates approximately 2,739 miles of main and branch lines, and approximately 1,106 miles of other tracks, in a nine state region, including Missouri, Kansas, Arkansas, Oklahoma, Mississippi, Alabama, Tennessee, Louisiana, and Texas. In addition, approximately 215 miles of main and branch lines and 87 miles of other tracks are operated by KCSR under trackage rights and leases.

Kansas City Terminal Railway Company (of which KCSR is a partial owner), with other railroads, owns and operates approximately 80 miles of track, and operates an additional 8 miles of track under trackage rights in greater Kansas City, Missouri. KCSR also leases for operating purposes certain short sections of trackage owned by various other railroad companies and jointly owns certain other facilities with such railroads.

KCSR and the Union Pacific Railroad ("UP") have a haulage and trackage rights agreement, which gives KCSR access to Nebraska and Iowa, and additional routes in Kansas, Missouri and Texas. The haulage rights require the UP to move KCSR traffic in UP trains; the trackage rights allow KCSR to operate its trains over UP tracks.

KCSR owns and operates repair shops, depots and office buildings along its right-of-way in support of its transportation operations. A major facility, Deramus Yard, is located in Shreveport, Louisiana and includes a general office building, locomotive repair shop, car repair shops, customer service center, material warehouses and fueling facilities totaling approximately 226,750 square feet. KCSR owns a 108,000 square foot major diesel locomotive repair facility in Pittsburg, Kansas. KCSR owns freight and truck maintenance buildings in Dallas, Texas totaling approximately 125,000 square feet. KCSR and KCSI executive offices are located in an eight story office building in Kansas City, Missouri and are leased from a subsidiary of the Company.

KCSR owns and operates six intermodal facilities. These facilities are located in Dallas, Texas; Kansas City, Missouri; Sallisaw, Oklahoma; Shreveport and New Orleans, Louisiana; and Jackson, Mississippi. The facility in Jackson was completed in December 1996. The various locations include strip tracks, cranes and other equipment used in facilitating the transfer and movement of trailers and containers.

At December 31, 1996, KCSR's fleet of rolling stock consisted of:

  * 435 diesel locomotives: 160 owned by KCSR and 275 leased from affiliates;
  * 15,285 freight cars: 3,675 owned by KCSR, 8,612 leased from non-affiliates, and 2,998 leased from affiliates;
  * 3,143 tractors, trucks and trailers: 7 owned or leased from an affiliate and 3,136 leased from non-affiliates.

Some of this equipment is subject to liens created under conditional sales agreements, equipment trust certificates and leases in connection with the original purchase or lease of such equipment. KCSR indebtedness with respect to equipment trust certificates, conditional sales agreements and capital leases totaled approximately $96 million at December 31, 1996.

[Page 3]
Maintenance expenses for Way and Structure and Equipment (pursuant to regulatory accounting rules, which include depreciation) for the three years ended December 31, 1996 and as a percent of KCSR revenues are as follows (dollars in millions):

                             KCSR Maintenance
                   Way and Structure                        Equipment
                           Percent of                               Percent of
               Amount        Revenue               Amount             Revenue
   1996        $ 92.6         18.8%                $ 99.8              20.3%
   1995          88.0         17.5                  108.8              21.7
   1994          73.6         15.6                   83.4              17.6

Southern Group, Inc. leases approximately 4,150 square feet of office space in downtown Kansas City, Missouri from an affiliate of DST.


Financial Asset Management

Janus Capital Corporation ("Janus"). Janus leases from non-affiliates 227,000 square feet of office space in three facilities for administrative, investment, and shareowner processing operations, and approximately 34,000 square feet for mail processing and storage requirements. These corporate offices and mail processing facilities are located in Denver, Colorado. Janus also leases 5,500 square feet for a customer service and telephone center in Kansas City, Missouri and 1,400 square feet of office space in London, England for securities research and trading.

Berger Associates, Inc. ("Berger"). Berger leases from a non-affiliate approximately 29,800 square feet of office space in Denver, Colorado for its administrative and corporate functions.


Corporate & Other

The Company is an 80% owner of Wyandotte Garage Corporation, which owns a parking facility in downtown Kansas City, Missouri. The facility is located adjacent to the Company's and KCSR's executive offices, and consists of 1,147 parking spaces which are utilized by the employees of the Company and its affiliates, as well as the public.

Trans-Serve, Inc. operates a railroad wood tie treating plant in Vivian, Louisiana under an industrial revenue bond lease arrangement with an option to purchase. This facility includes buildings totaling approximately 12,000 square feet.

Pabtex, Inc. owns a 70 acre coal and petroleum coke bulk handling facility in Port Arthur, Texas.

Mid-South Microwave, Inc. owns and operates a microwave system, which extends essentially along the right-of-way of KCSR from Kansas City, Missouri to Dallas, Beaumont and Port Arthur, Texas and New Orleans, Louisiana. This system is leased to KCSR.

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


[Page 4]
Unconsolidated Affiliates

DST, an approximate 41% owned unconsolidated affiliate, owns a 161,000 square foot Data Center located in Kansas City, Missouri, commonly known as its Winchester Data Center.

DST master-leases three downtown Kansas City office buildings consisting of approximately 353,000 square feet, in which DST or its affiliates occupy approximately 145,000 square feet and the balance is leased to non-affiliated tenants. This space is utilized by DST for its shareholder operations, systems development and other support functions.

DST's subsidiaries own additional facilities in Kansas City, Missouri, comprising approximately 1,746,000 square feet, and lease 1,030,000 square feet in various locations throughout the United States. DST also leases international properties with an aggregate 190,000 square feet of office space.

In addition to the above properties, DST and its various subsidiaries own or lease a number of surface parking lots in downtown Kansas City, Missouri, nine properties outside the Kansas City, Missouri metropolitan area used for office or production space, and office space in the Netherlands, Switzerland, Belgium and South Africa.

DST owns or leases mainframe computers and significant amounts of auxiliary computer support equipment (such as disk and tape drives, CRT terminals, etc.), all of which are necessary for its computer and communications operations.

Mexrail, Inc., a 49% owned KCSI affiliate, owns 100% of The Texas Mexican Railway Company ("Tex-Mex") and certain other assets, including the northern U.S. half of a rail traffic bridge at Laredo, Texas spanning the Rio Grande river. This bridge is a significant entry point for rail traffic between Mexico and the U.S. The Tex-Mex operates a 157 mile rail line extending from Corpus Christi to Laredo, Texas, and also has trackage rights (from UP) totaling approximately 360 miles between Corpus Christi and Beaumont, Texas.

Transportacion Ferroviaria Mexicana S. de R.L. de C.V. ("TFM") was awarded by the Mexican Government the right to purchase 80% of the common stock of Ferrocarril del Noreste, S.A. de C.V. ("FNE"). FNE holds the concession to operate Mexico's approximate 2,500 mile "Northeast Railway" for the next 50 years, with the option of a 50 year extension (subject to certain conditions). This railway, a strategically important rail link to Mexico and the North American Free Trade Agreement corridor, is estimated to be responsible for transporting approximately 40% of Mexico's rail cargo and is located next to primary north/south truck routes. FNE will have the exclusive right to operate the rail, but will not own the land, roadway or associated structures. However, certain rail equipment, including approximately 370 locomotives and 8,800 freight cars, is included in the purchase price and will be owned by FNE upon gaining operational control of the railway. In addition to the railway, TFM (through FNE) also will have rights to office space at which various operational, accounting, managerial and other activities will be performed. The primary facilities are located in Mexico City and Monterrey, Mexico. TFM was a 49% owned KCSI affiliate at December 31, 1996, but this interest may be reduced to approximately 37% in 1997 if a letter of intent to sell a portion of TFM to the Mexican Government is finalized. See additional information in
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, on pages 10 and 11.

The outstanding stock of Gateway Western Railway Company ("Gateway Western") is beneficially owned by KCS Transportation Company (a wholly-owned subsidiary of the Company). At December 31, 1996, the Company reported Gateway Western as an unconsolidated subsidiary. If the Company receives approval for the acquisition of Gateway Western from the Surface Transportation Board, Gateway Western will become a consolidated subsidiary of the Company. Gateway Western operates a 402 mile rail line extending from Kansas City, Missouri to East St. Louis and Springfield, Illinois. Additionally, Gateway Western has restricted haulage rights extending to Chicago, Illinois from the Southern Pacific Rail Corporation. Gateway Western connects with various eastern rail carriers at East St. Louis.


[Page 5]
Item 3.      Legal Proceedings

The information set forth in response to Item 103 of Regulation S-K under Part II Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, on pages 34 through 36 of this Form 10-K is incorporated by reference in response to this Item 3. In addition, see discussion in Part II Item 8, Financial Statements and Supplementary Data, at
Note 11. Commitments and Contingencies on pages 69 and 70 of this Form 10-K.


Item 4.      Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the three month period ended December 31, 1996.


Executive Officers of the Company

Pursuant to General Instruction G(3) of Form 10-K and instruction 3 to paragraph (b) of Item 401 of Regulation S-K, the following list is included as an unnumbered Item in Part I of this Form 10-K in lieu of being included in KCSI's Definitive Proxy Statement which will be filed no later than 120 days after December 31, 1996. All executive officers are elected annually and serve at the discretion of the Board of Directors. Certain of the executive officers have employment agreements with the Company.


Name                      Age Position(s)
L.H. Rowland              59  President and Chief Executive Officer, Director
M.R. Haverty              52  Executive Vice President, Director
P.S. Brown                60  Vice President and Associate General
                                   Counsel and Assistant Secretary
R.P. Bruening             58  Vice President, General Counsel and
                                   Corporate Secretary
D.R. Carpenter            50  Vice President - Finance
A.P. McCarthy             50  Vice President and Treasurer
J.D. Monello              52  Vice President and Chief Financial Officer
L.G. Van Horn             38  Vice President and Comptroller


Mr. Rowland has continuously served as President since July 1983 and Chief Executive Officer since January 1987. He has been employed by the Company since 1980, serving in numerous management positions, and has served as a Director of the Company continuously since 1983. He also serves as Chairman of the Board of KCSR and as a Director of Janus and Berger.

Mr. Haverty has continuously served as Executive Vice President and Director of the Company since May 1995. From 1993 to 1995, he served as Chairman and Chief Executive Officer of Haverty Corporation. From 1991 to 1993, he was an independent executive transportation adviser. From 1989 to 1991, he served as the President and Chief Operating Officer of The Atchison, Topeka & Santa Fe Railway Company, and for several years prior, held numerous positions within that organization. He also served as a director of Wisconsin Central Ltd. and Gateway Western within the last five years. He serves as President and Chief Executive Officer of KCSR.

Mr. Brown has continuously served as Vice President and Associate General Counsel and Assistant Secretary since July 1992. From 1981 to July 1992, he served as Vice President - Governmental Affairs.

[Page 6]
Mr. Bruening has continuously served as Vice President, General Counsel and Corporate Secretary since July 1995. From May 1982 to July 1995, he served as Vice President and General Counsel. He also serves as Senior Vice President and General Counsel of KCSR.

Mr. Carpenter has continuously served as Vice President - Finance since November 1996. He was Vice President - Finance and Tax from May 1995 to November 1996. He was Vice President - Tax from June 1993 to May 1995. From 1978 to June 1993, he was a member in the law firm of Watson & Marshall L.C., Kansas City, Missouri. He also serves as Vice President - Finance of KCSR.

Mr. McCarthy has continuously served as Vice President and Treasurer since May 1996. He was Treasurer from December 1989 to May 1996. He also serves as Vice President and Treasurer of KCSR.

Mr. Monello has continuously served as Vice President and Chief Financial Officer since March 1994. From October 1992 to March 1994, he served as Vice President - Finance. From January 1992 to October 1992, he served as Vice President - Finance and Comptroller. From May 1989 to January 1992, he served as Vice President and Assistant Comptroller. He also serves as Senior Vice President and Chief Financial Officer of KCSR.

Mr. Van Horn has continuously served as Vice President and Comptroller since May 1996. He was Comptroller from October 1992 to May 1996. From January 1992 to October 1992, he served as Assistant Comptroller. From January 1989 to January 1992, he served as Manager - Financial Reporting. He also serves as Vice President and Comptroller of KCSR.

There are no arrangements or understandings between the executive officers and any other person pursuant to which the executive officer was or is to be selected as an officer, except with respect to the executive officers who have entered into employment agreements, which agreements designate the position(s) to be held by the executive officer.

None of the above officers are related to one another by family.

[Page 7]
                            Part II

Item 5.      Market for the Company's Common Stock and Related Stockholder
             Matters

The information set forth in response to Item 201 of Regulation S-K on the cover (page i) under the heading "Company Stock," and in Part II Item 8, Financial Statements and Supplementary Data, at Note 14. Quarterly Financial Data (Unaudited) on pages 76 and 77 of this Form 10-K is incorporated by reference in partial response to this Item 5.

The Company's Board of Directors authorized a 33% increase in its common stock dividend in January 1996. The dividend will be reviewed annually and adjustments considered that are consistent with growth in real earnings and prevailing business conditions. Unrestricted retained earnings of the Company at December 31, 1996 were $285.6 million.

At March 3, 1997, there were 6,183 holders of the Company's common stock based upon an accumulation of the registered stockholder listing.


Item 6.      Selected Financial Data
(in millions, except per share and ratio data)

The selected financial data below should be read in conjunction with the consolidated financial statements and the related notes thereto, and the Report of Independent Accountants thereon, included under Item 8 of this Form 10-K, and such data is qualified by reference thereto.

                       1996(i)    1995(ii)      1994         1993       1992
Revenues             $  847.3    $  775.2     $1,088.4    $  946.0   $  722.3

Income from continuing
  operations         $  150.9    $  236.7     $  104.9    $   97.0   $   63.8

Income from continuing
  operations per
  common share       $   3.92    $   5.41     $   2.32    $   2.16   $   1.43

Total assets         $2,084.1    $2,039.6     $2,230.8    $1,917.0   $1,248.4

Long-term obligations$  637.5    $  633.8     $  928.8    $  776.2   $  387.0

Cash dividends per
  common share       $    .40    $    .30     $    .30    $    .30   $    .30

Ratio of earnings
  to fixed charges
  (Exhibit 12.1 hereto)  3.30        6.14 (iii)   3.28        3.68       3.40

(i) Includes a one time after-tax gain of $47.7 million (or $1.24 per share), representing the Company's proportionate share of the one time gain recognized by DST in connection with the merger of The Continuum
     Company, Inc., formerly a DST unconsolidated equity affiliate, with Computer Sciences Corporation in a tax-free share exchange (see Note 2 to the consolidated financial statements in this Form 10-K).

[Page 8]
(ii) Reflects DST as an unconsolidated affiliate as of January 1, 1995 due to the DST public offering and associated transactions completed in November 1995, which reduced the Company's ownership of DST to approximately 41% and resulted in deconsolidation of DST from the Company's consolidated financial statements. The public offering and associated transactions resulted in a $144.6 million after-tax gain, or $3.31 per share to the Company (see Note 2 to the consolidated financial statements included in this Form 10-K).

(iii) Financial information from which the ratio of earnings to fixed charges was computed for the year ended December 31, 1995 reflects DST as a majority owned unconsolidated subsidiary through October 31, 1995, and an unconsolidated 41% owned affiliate thereafter, in accordance with applicable U.S. Securities and Exchange Commission rules and regula-tions. If the ratio was computed to exclude the one time pretax gain of $296.3 million associated with the November 1995 public offering and associated transactions, the 1995 ratio of earnings to fixed charges would have been 3.04.

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

The information set forth in response to Item 301 of Regulation S-K under Part II Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, on pages 9 through 37 of this Form 10-K is incorporated by reference in partial response to this Item 6.

[Page 9]
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The discussion set forth below, as well as other portions of this Form 10-K, contains comments not based upon historical fact. Such forward-looking comments are based upon information currently available to management and management's perception thereof as of the date of this Form 10-K. The actual results of operations of Kansas City Southern Industries, Inc. ("KCSI" or "Company") could materially differ from those indicated in forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the Company's Current Report on Form 8-K dated November 12, 1996, which has been filed with the U.S. Securities and Exchange Commission (File No. 1-4717) and is hereby incorporated by reference herein. Readers are strongly encouraged to consider these factors when evaluating any such forward-looking comments.

The discussion herein is intended to clarify and focus on the Company's results of operations, certain changes in its financial position, liquidity, capital structure and business developments for the periods covered by the consolidated financial statements included under Item 8 of this Form 10-K. This discussion should be read in conjunction with these consolidated financial statements, the related notes and the Report of Independent Accountants thereon, and is qualified by reference thereto.

KCSI, a Delaware corporation organized in 1962, is a diversified holding company with principal operations in rail transportation, through its subsidiary The Kansas City Southern Railway Company and various equity investments, and Financial Asset Management, through its subsidiaries Janus Capital Corporation ("Janus") and Berger Associates, Inc. ("Berger"). The Company supplies its various subsidiaries with managerial, legal, tax, financial and accounting services, in addition to managing other "non-operating" and more passive investments.

The Company's business activities by industry segment and principal subsidiary companies are:

The Kansas City Southern Railway Company - The Kansas City Southern Railway Company ("KCSR"), a wholly-owned subsidiary of the Company, operates a Class I Common Carrier railroad system. Also included in this segment is Southern Group, Inc. ("SGI"), a wholly-owned subsidiary of KCSR. SGI is the holding company for Carland, Inc. ("Carland"), as well as the accounting and loan portfolio manager for Southern Capital Corporation, LLC ("Southern Capital"), a 50% owned joint venture. See the "Results of Operations" section below for information regarding the contribution of the majority of Carland assets and certain assets of KCSR to Southern Capital in October 1996.

In addition to equity earnings from Southern Capital, the KCSR segment includes equity earnings in Gateway Western Railway Company ("Gateway Western"). As discussed below, KCS Transportation Company ("KCSTC," a wholly-owned subsidiary of the Company) acquired beneficial ownership of the outstanding stock of Gateway Western in December 1996. Until the Company's proposed acquisition of Gateway Western is approved by the Surface Transportation Board ("STB"), which is currently pending, Gateway Western will be accounted for under the equity method as an unconsolidated subsidiary.

Financial Asset Management - This segment is engaged in the management of investments for mutual funds, private and other accounts through Janus (an 83% owned subsidiary) and Berger (an 80% owned subsidiary as of December 31, 1996, increased to approximately 87% during January 1997).

Corporate & Other - Corporate & Other consists of equity in certain unconsolidated affiliates, primarily DST Systems, Inc. ("DST," an approximate 41% owned affiliate), Mexrail, Inc. ("Mexrail," a 49% owned affiliate) and Transportacion Ferroviaria Mexicana S. de R.L. de C.V. ("TFM," a 49% owned affiliate at December 31, 1996, but which may be reduced to approximately 37% during 1997 - see below); unallocated holding company expenses; intercompany eliminations; and other less significant consolidated subsidiaries, including Pabtex, Inc. ("Pabtex") and Trans-Serve, Inc. Beginning in 1997, equity earnings from Mexrail and TFM will be included in the KCSR segment.

[Page 10]
As more fully discussed below, the Company and DST completed a public offering of DST common stock and associated transactions in November 1995, which reduced the Company's ownership of DST to approximately 41%. Accordingly, the Company's investment in DST was accounted for under the equity method for the year ended December 31, 1995 retroactive to January 1, 1995.


RECENT DEVELOPMENTS

Concession to Operate Mexico's Northeast Railway. On December 6, 1996, the Company and Transportacion Maritima Mexicana, S.A. de C.V. ("TMM"), together with their joint venture, TFM, announced that the Mexican Government ("Government") had awarded to TFM the right to purchase 80% of the common stock of Ferrocarril del Noreste, S.A. de C.V. ("FNE") for approximately
11.072 billion Mexican pesos (approximately $1.4 billion U.S.). FNE holds the concession to operate Mexico's approximate 2,500 mile "Northeast Railway" for the next 50 years, with the option of a 50 year extension (subject to certain conditions).

The Northeast Railway is a strategically important rail link to Mexico and the North American Free Trade Agreement ("NAFTA") corridor. The line is estimated to transport approximately 40% of Mexico's rail cargo and is located next to primary north/south truck routes. The Northeast Railway directly links Mexico City and Monterrey, as well as Guadalajara (through trackage rights), with the ports of Lazaro Cardenas, Veracruz, Tampico, and the cities of Matamoros and Nuevo Laredo. Nuevo Laredo is a primary transportation gateway between Mexico and the United States. The Northeast Railway will connect in Laredo, Texas to the Union Pacific Railroad ("UP") and the Texas-Mexican Railroad Company ("Tex-Mex"), a wholly-owned subsidiary of Mexrail. The Tex-Mex links to KCSR at Beaumont, Texas through trackage rights. With the KCSR and Tex-Mex interchange at Beaumont, and through KCSR's connections with major rail carriers at various other points in the United States, KCSR, together with TMM, has developed a NAFTA rail system which is expected to facilitate the economic integration of the North American marketplace.

TFM deposited approximately $560 million U.S. with the Government on January 31, 1997 (representing approximately 40% of the purchase price) as the initial installment under the agreement to purchase FNE. The Company funded its proportionate amount (approximately $277 million U.S.) of the initial installment as a capital contribution to TFM using borrowings under existing lines of credit. The Government has transferred to TFM 32% of the stock of FNE and deposited an additional 48% of the stock in trust pending receipt of the final installment of the purchase price from TFM. The remaining 20% of FNE will be retained by the Government. The Government has the option of selling its 20% interest through a public offering, or selling it to TFM subsequent to October 31, 2003 at the share price paid by TFM indexed for inflation at the Mexican Base Rate (i.e., the Unidad de Inversiones (UDI) published by Banco de Mexico). In the event that TFM does not purchase the Government's 20% interest, TMM and KCSI are obligated to purchase the interest in proportion to their ownership interest in TFM.

The remaining 60% of the purchase price will be paid when TFM gains operational control of the Northeast Railway, but in no case later than July 16, 1997. TFM (through FNE) has entered into a letter of intent with an investment banking institution to finance the majority of this remaining amount through a combination of a senior bank facility, a high yield note offering, and (if necessary) a high yield bridge loan facility. Together with a line of credit, the arrangements are expected to make available to TFM approximately $875 million. The terms of the letter of intent include a possible capital call of $150 million from TMM and the Company if certain performance benchmarks, to be agreed upon, are not met. The Company would be responsible for approximately $74 million of the capital call.

Concurrent with the arrangement of financing for TFM, TMM and the Company entered into a letter of intent to sell approximately 24.5% of TFM to the Government for approximately $200 million U.S. The letter of intent contemplates that the Government's interest would have limited voting rights, and that TMM and the Company would have a call option, which could be exercised at the share price paid by the Government plus a (U.S.
dollar-denominated) interest factor based on one-year U.S. Treasury securities.

[Page 11]
The proceeds from the Government will be used to finance a portion of the FNE purchase price. Upon completion of the transaction, the Company's interest in TFM would be reduced from 49% to approximately 37%, and the Company would account for its investment in TFM under the equity method.

In the event that the proceeds from the proposed debt financing and sale of 24.5% of TFM to the Government do not provide funds sufficient for TFM to make the final installment of the purchase price, the Company may be required to make additional capital contributions. In order to hedge against a portion of the Company's exposure to a strengthening Mexican peso, in February and March 1997, the Company entered into two separate forward contracts to purchase Mexican pesos - $98 million to mature in July 1997 and $100 million to mature in May 1997. Any gains or losses associated with these contracts will be deferred until maturity and accounted for as components of the Company's investment in TFM. These contracts are intended to hedge only a portion of the Company's exposure related to the final installment of the purchase price and not any other transactions or balances. Additionally, TFM has entered into approximately $600 million in forward contracts to hedge against its exposure to a strengthening Mexican peso. See "Foreign Exchange Matters" below.

Upon completion of TFM's purchase of 80% of FNE, the Company expects that its investment in TFM will total approximately $300 million.

In addition to the initial contribution to TFM in connection with the acquisition of FNE, the Company expects that TFM will require substantial funding as it begins its efforts to upgrade the Northeast Railway's equipment, systems, procedures and marketing capabilities in order to meet the growing needs of Mexico's domestic and foreign trade. The Company believes the anticipated financing arrangements discussed above will be sufficient to fund these expected investments.(1)

Gateway Western Purchase. In December 1996, KCSTC (a wholly-owned subsidiary of the Company) acquired beneficial ownership of the outstanding stock of Gateway Western, a regional rail carrier with operations from Kansas City, Missouri to East St. Louis and Springfield, Illinois. Gateway Western also has restricted haulage rights between Springfield and Chicago from the Southern Pacific Rail Corporation ("SP"). The acquisition will be accounted for as a purchase. The consideration paid for Gateway Western (including various acquisition costs and liabilities) was approximately $12.2 million, which, based on initial purchase price allocations, exceeded the fair value of the underlying net assets by approximately $12.1 million. The resulting intangible will be amortized over a period of 40 years.

The stock acquired by KCSTC will be held in an independent voting trust until the Company receives approval from the STB on the proposed transaction. The approval process is expected to take approximately five months. If approved, the voting trust will be dissolved and the shares transferred to KCSTC; however, if the acquisition is not approved, the shares would have to be disposed to a non-affiliated third party. While the Gateway Western stock is held in trust, the Company will account for Gateway Western under the equity method as a majority-owned unconsolidated subsidiary. If the shares are transferred to KCSTC, purchase price allocations will be completed and Gateway Western will become a consolidated subsidiary reported under the KCSR segment.

Under a prior agreement with The Atchison, Topeka & Santa Fe Railway Company, Burlington Northern Santa Fe Corporation has the option of purchasing the assets of Gateway Western (based on a fixed formula in the agreement) through the year 2004.

Panama Railroad Concession. On July 1, 1996, the Panamanian Government notified the Company and its partner, Mi-Jack Products, Inc., that they had been awarded the exclusive right to negotiate a definitive agreement for the concession to operate the Panama Railroad Company. The current route of the Panama Railroad Company runs parallel to the Panama Canal. The Company is in the process of evaluating the various alternatives available with respect to the concession.

(1) See the first paragraph of "Overview" section of Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations (page 9), regarding forward-looking comments


[Page 12]
RESULTS OF OPERATIONS

Consolidated operating results during 1994-1996 were affected by the following significant developments.

Southern Capital Joint Venture. On October 21, 1996, the Company and GATX Capital Corporation ("GATX") completed the formation and financing of a joint venture to perform certain leasing and financing activities. The venture, Southern Capital, was formed through a GATX contribution of $25 million in cash, and a Company contribution (through its subsidiaries KCSR and Carland) of $25 million in net assets, comprising a negotiated fair value of locomotives and rolling stock and long-term indebtedness owed to KCSI and its subsidiaries. In an associated transaction, Southern Leasing Corporation (an indirect wholly-owned subsidiary of the Company prior to dissolution in October 1996), sold to Southern Capital approximately $75 million of loan portfolio assets and rail equipment.

As a result of these transactions and subsequent repayment by Southern Capital of indebtedness owed to KCSI and its subsidiaries, the Company received cash which exceeded the net book value of its assets by approximately $47.2 million. Concurrent with the formation of the joint venture, KCSR entered into operating leases with Southern Capital for the majority of the rail equipment acquired by or contributed to Southern Capital. Accordingly, this excess fair value over book value is being recognized over the terms of the leases.

The cash received by the Company was used to reduce outstanding indebtedness by approximately $217 million, after consideration of applicable income taxes, through repayments on various lines of credit and subsidiary indebtedness.
The Company reports its 50% ownership interest in Southern Capital under the equity method of accounting.

DST's Investment in Continuum. On August 1, 1996, The Continuum Company, Inc. ("Continuum"), formerly an approximate 23% owned DST unconsolidated equity affiliate, merged with Computer Sciences Corporation ("CSC," a publicly traded company) in a tax-free share exchange. In exchange for its ownership interest in Continuum, DST received approximately 4.3 million shares (representing an approximate 6% interest) of CSC common stock.

As a result of the transaction, the Company's 1996 earnings include approximately $47.7 million (after-tax), or $1.24 per share, representing the Company's proportionate share of the one time gain recognized by DST in connection with the merger. Continuum ceased to be an equity affiliate of DST, thereby eliminating any future Continuum equity affiliate earnings or losses. DST recognized equity losses in Continuum of $4.9 million for the first six months of 1996 and $1.1 million for the year ended December 31, 1995. DST recognized $5.0 million in equity earnings from Continuum in 1994. CSC did not pay any dividends in 1996, consistent with historical practice.

Railroad Industry Trends and Competition. During the period from 1994 to 1996, the railroad industry has experienced ongoing consolidation. Specifically, Burlington Northern, Inc. and Santa Fe Pacific Corporation ("BN/SF") merged in 1995, as did the UP and the Chicago and North Western Transportation Company ("UP/CNW"). Also in 1995, the UP announced its intentions to merge with SP, and the STB issued its formal approval of this merger in August 1996 ("UP/SP"). In March 1997, CSX Corporation and Norfolk Southern Corporation announced that they would each be purchasing parts of Conrail, Inc.

As these transactions are not completed or have only recently been completed, the Company cannot predict their ultimate outcome or effect on KCSR. However, the Company believes that KCSR revenues are being negatively affected by increased competition from the BN/SF and UP/CNW consolidations as a result of diversions of rail traffic away from KCSR lines. When taken together with the UP/SP merger, management believes that the recent railroad consolidations will negatively impact KCSR revenues by approximately $25 million to $50 million annually given current operating conditions and traffic patterns.(1)

(1) See the first paragraph of "Overview" section of Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations (page 9), regarding forward-looking comments

[Page 13]
In addition to competition within the railroad industry, highway carriers compete with KCSR throughout its operating area. Since deregulation of the railroad industry, competition has resulted in extensive downward pressure on freight rates. Truck carriers have eroded the railroad industry's share of total transportation revenues. However, rail carriers, including KCSR, have placed an emphasis on competing in the intermodal marketplace, working together to provide end-to-end transportation of products.

Mississippi and Missouri River barge traffic, among others, also competes with KCSR in the transportation of bulk commodities such as grains, steel, and petroleum products.

See "Union Labor Negotiations" below for a discussion of the impact of labor issues and regulations on competition in the transportation industry.

Stock Repurchase Program. The Company's Board of Directors ("Board") has authorized management to repurchase a total of eleven million shares of KCSI common stock as market conditions permit. During 1996, approximately 3.3 million shares were repurchased at an aggregate cost of approximately $151.3 million. Cumulatively, in excess of 8.2 million shares had been repurchased under the program as of December 31, 1996. The repurchases were financed through borrowings from existing lines of credit, and proceeds received from issuance of Debentures in December 1995 and in connection with the November 1995 DST public offering and debt repayment to KCSI. In connection with this program, the Company entered into a forward stock purchase contract for the repurchase of shares. See discussion in "Financial Instruments and Purchase Commitments" below.

Berger Joint Venture. Berger entered into a joint venture agreement with Bank of Ireland Asset Management (U.S.) Limited, a subsidiary of Bank of Ireland, to develop and market a series of international and global mutual funds. The new venture, named BBOI Worldwide LLC ("BBOI"), is headquartered in Denver, Colorado. Regulatory approvals were received in October 1996, and the first no-load mutual fund product - the Berger/BIAM International Fund - was introduced in fourth quarter 1996. Berger accounts for its 50% investment in BBOI under the equity method.

Union Labor Negotiations. Approximately 86% of KCSR's employees are covered under various collective bargaining agreements. In 1996, the Company effectively settled labor contract disputes with all major railroad unions, including the United Transportation Union, the Brotherhood of Locomotive Engineers, the Transportation Communications International Union, the Brotherhood of Maintenance of Way Employees, and the International Association of Machinists and Aerospace Workers. The provisions of the various labor agreements, which extend to December 31, 1999, generally include periodic general wage increases, lump-sum payments to workers, and greater work rule flexibility, among other provisions. Settlement of these labor issues effectively mitigates the possibility of a work stoppage and did not have a material effect on the Company's consolidated results of operations or financial position.

As a result of these labor agreements, which will result in operating efficiencies, management believes the Company is better positioned to compete effectively with alternative forms of transportation, as well as other railroads. However, railroads remain restricted by certain remaining antiquated operating rules and are thus prevented from achieving optimum productivity with existing technology and systems.(1)

KCSR and other railroads continue to be affected by labor regulations which are more burdensome than those governing non-rail industries, such as trucking competitors. The Railroad Retirement Act requires up to a 23.75% contribution by railroad employers on eligible wages, while the Social Security and Medicare Acts only require a 7.65% employer contribution on similar wage bases. Other programs, such as The Federal Employees Liability Act (FELA), when compared to worker's compensation laws, vividly illustrate the competitive disadvantage placed upon the rail industry by federal labor regulations.

(1) See the first paragraph of "Overview" section of Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations (page 9), regarding forward-looking comments

[Page 14]
Senior Management Employment Agreements. On January 16, 1996, the Company announced the adoption of a performance based compensation plan for KCSI and KCSR senior management. Senior officers agreed to freeze their salaries for three years effective January 1, 1996, and to forego cash incentive compensation for the same period, in exchange for performance stock options, which provide returns based upon appreciation in the market value of the Company's stock.

DST Public Offering. On October 31, 1995, DST and the Company effected an initial public offering for a total of 22 million shares of DST common stock. In conjunction with the offering, the Company completed an exchange of DST shares for 1.8 million shares of KCSI common stock held by The Employee Stock Ownership Plan ("ESOP"). On November 6, 1995, an over-allotment option was exercised by the underwriters of the DST common stock offering for an additional 3.3 million shares of DST common stock held by KCSI, effectively completing the public offering. The Company recorded an after-tax gain of approximately $144.6 million during the fourth quarter of 1995 from this transaction, representing $3.45 per share in fourth quarter 1995 and $3.31 per share for the year ended December 31, 1995. As a result of the offering and associated transactions, the Company's ownership in DST decreased to approximately 41%, and the DST investment was accounted for under the equity method retroactive to January 1, 1995.

The purpose of the offering was to achieve market recognition of DST's performance as a stand-alone entity and to obtain proceeds for the retirement of debt, repurchase of Company common stock and general corporate purposes. The net proceeds to the Company from the offering and repayment of indebtedness by DST totaled approximately $200 million, after applicable income taxes.

Mexrail Investment. In November 1995, the Company purchased 49% of the common stock of Mexrail from TMM. Mexrail owns 100% of the Tex-Mex, as well as certain other assets. The Tex-Mex operates a 157 mile rail line extending from Corpus Christi to Laredo, Texas. The purchase price of $23 million was financed through existing lines of credit. Upon completion of purchase price allocations in 1996, approximately $9.8 million of intangibles were recorded as the purchase price exceeded the fair value of the underlying net assets. The intangible amounts are being amortized over a period of 40 years. The investment is being accounted for under the equity method.

As a result of efforts by the Company in connection with the UP/SP merger, the STB, as a condition for approval of the merger, granted the Tex-Mex trackage rights to operate over UP lines between Corpus Christi and Beaumont, Texas.
In Beaumont, the Tex-Mex interchanges with KCSR, effectively extending the KCSR rail network to the Mexican border, where it connects with the Northeast Railway. As noted earlier, this interchange, together with KCSR's connections with major rail carriers at various other points in the United States and the Company's partial ownership of the Northeast Railway (through its equity investment, TFM), positions KCSR to be an integral component of the economic integration of the North American marketplace.

New KCSR Management. In May 1995, the Company's Board of Directors elected Michael R. Haverty to the offices of President and Chief Executive Officer of KCSR, and Executive Vice President of KCSI. He was also appointed a Director of KCSI. With more than 25 years of railroad experience, the addition of Mr. Haverty demonstrates the Company's renewed focus on its railroad operations. The Company also filled several other important KCSR senior management positions, bringing numerous years of relevant industry experience to the organization.

KCSR Unusual Costs. During the first and second quarters of 1995, KCSR recorded approximately $19.2 million (after-tax), or approximately $0.44 per share, of unusual costs and expenses related to employee separations and other personnel related activities, unusual system operational related expenses, and reserves for contracts, leases and property.

[Page 15]
Debt Securities Registration and Offerings. The U.S. Securities and Exchange Commission declared the Company's Registration Statement on Form S-3 (File No. 33-69648, originally filed on September 29, 1993) effective April 22, 1996, registering $500 million in securities. However, no securities have been issued. The securities may be offered in the form of Common Stock, New Series Preferred Stock $1 par value, Convertible Debt Securities, or other Debt Securities (collectively, "the Securities"). Net proceeds from the sale of the Securities would be added to the general funds of the Company and used principally for general corporate purposes, including working capital, capital expenditures, and acquisitions of or investments in businesses and assets.

On December 18, 1995, the Company issued $100 million of 7% Debentures due 2025. The Debentures are redeemable at the option of the Company at any time, in whole or in part, at a redemption price equal to the greater of (a) 100% of the principal amount of such Debentures or (b) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the date of redemption on a semiannual basis at the Treasury Rate (as defined in the Debentures agreement) plus 20 basis points, and in each case accrued interest thereon to the date of redemption. The net proceeds of this transaction were used to repay indebtedness on the Company's existing lines of credit and for acquisition of KCSI common stock.

KCSI Credit Agreements. On May 5, 1995, the Company established a credit agreement in the amount of $400 million. The credit agreement replaced approximately $420 million of then existing Company credit agreements which had been in place for varying periods since 1992. Proceeds of the facility have been and are anticipated to be used for general corporate purposes. The agreement contains a facility fee ranging from .07-.25% per annum, interest rates below prime and terms ranging from one to five years. The Company also has various other lines of credit totaling $120 million. These additional lines, which are available for general corporate purposes, have interest rates below prime and terms of less than one year. At December 31, 1996, the Company had $40 million outstanding under its various lines of credit.

As discussed earlier, the Company funded its proportionate amount
(approximately $277 million) of the initial FNE purchase price payment made by TFM to the Mexican Government using borrowings under its lines of credit.

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

Berger Acquisition. In October 1994, the Company acquired a controlling interest in Berger. Berger is the investment advisor to The Berger One Hundred Fund, The Berger Growth and Income Fund (formerly The Berger One Hundred and One Fund), The Berger Small Company Growth Fund and The Berger New Generation Fund, as well as to private and other accounts. In 1994, the Company made payments of $47.5 million in cash, pursuant to a Stock Purchase Agreement (the "Agreement"). The Agreement also provides for additional purchase price payments totaling approximately $62.4 million, contingent upon Berger attaining certain levels (up to $10 billion) of assets under management, as defined in the Agreement, over a five year period. Any additional payments made under the contingency clause of the Agreement will be reflected as an adjustment to the purchase price.

The acquisition, which was accounted for as a purchase, increased the Company's ownership in Berger from approximately 18% (acquired in 1992) to over 80%. Adjustments to appropriate asset and liability balances were recorded based upon estimated fair values of such assets and liabilities. The transaction resulted in the recording of intangibles as the purchase price exceeded the fair value of underlying tangible assets. In 1996 and 1995, contingent payments were made totaling $23.9 and $3.1 million, respectively, resulting in adjustment to the purchase price. The intangible amounts are being amortized over their estimated economic life of 15 years.

[Page 16]
The financial statements of Berger were consolidated into the Company effective with the closing of the transaction. Assuming the transaction had been completed on January 1, 1994, the addition of Berger's revenues and net income (including adjustments to reflect the effects of the acquisition on a pro forma basis) as of and for the year ended December 31, 1994, would not have had a material effect on the Company's consolidated results of operations.

In January 1997, Berger purchased for treasury the common stock of a minority shareholder. This transaction increased the Company's ownership in Berger to approximately 87%, and resulted in approximately $8.7 million of intangibles, which will be amortized over their estimated economic life of 15 years.

Termination of Janus Compensation Arrangements/Berger Minority Stock Transaction. In fourth quarter 1994, the Company recorded certain one time charges to earnings from its Financial Asset Management businesses. These one time items were a result of the early termination of employment and earnings related compensation arrangements for certain Janus key employees, and the establishment of additional minority stock ownership of Berger for key Berger employees.

The Janus compensation arrangements, which began in 1991, permitted individuals to earn units which vested over time based upon Janus earnings. These arrangements were scheduled to be fully vested at the end of 1996 and would have continued to accrue benefits in subsequent years. The Company negotiated the early termination of the arrangements, resulting in payments by Janus of $48 million in cash, of which approximately $21 million had been accrued. Termination of the arrangements resulted in a net reduction in Janus' 1994 contribution to KCSI's consolidated earnings of $13.6 million or $0.30 per share. By terminating this program, 1995 Janus operating expenses were approximately $10 million lower than what they would have been if the compensation arrangements were still in effect. Future years should continue to benefit from this transaction through savings in compensation expense that would have been incurred if these arrangements were still in effect.

The Berger stock transaction established minority stock ownership for certain key Berger employees and resulted in a one time pretax increase in Berger's operating expenses of $1.8 million. The additional minority stock was intended to provide ownership incentive to these key employees for future growth of Berger, and was anticipated in the Berger acquisition discussed earlier.

Together, these Janus and Berger transactions reduced KCSI's consolidated 1994 earnings by $0.32 per share.

Completion of KCSR Track and Structure Rebuilding Program/Acceleration of MidSouth Corporation Rebuilding Program. During 1994, KCSR concluded the major portions of a rail track and structure program which began in 1986.
This program was implemented to upgrade the roadway in order to reduce operating costs, improve safety, increase the capabilities of KCSR and increase quality of service to customers. In addition, as part of the MidSouth Corporation ("MidSouth") acquisition in July 1993, a planned upgrade of the existing MidSouth roadbed was added to the program. Increased traffic levels on both the original KCSR route and the MidSouth, however, accentuated the need to accelerate the MidSouth portion of the program. By the end of 1994, KCSR had essentially completed the MidSouth upgrade program thereby improving the capacity, efficiency and safety of the East/West MidSouth route. Accordingly, KCSR capital expenditures for 1994 were $191 million. Acceleration of the MidSouth program and completion of the majority of the KCSR program in 1994 resulted in a reduction of railway capital expenditures to $110 million in 1995. This roadway rebuilding program was funded with internally generated cash flows.

[Page 17]
MidSouth Net Operating Loss Carryovers.   In connection with the Company's
1993 purchase of MidSouth, the Company acquired operating loss carryovers totaling $54 million, of which $22 million remained at December 31, 1996 (with expiration dates beginning in the year 2004). Annual utilization of these loss carryovers may be limited by the Internal Revenue Code as a result of a change in ownership. Anticipated future tax benefits associated with the loss carryovers were recorded as a reduction of recorded intangibles.

Safety and Quality Programs. KCSR continued the implementation of important safety and quality programs during 1996. Related benefits are expected to be recurring in nature and realizable over future years.(1) "Safety" and "Quality" programs comprise two important ongoing elements of KCSR management's goal of reducing employee injuries. Associated program expenses are not anticipated to have a material impact on operating results in future years.


INDUSTRY SEGMENT RESULTS

The Company's major business activities are classified as follows (in millions):

                                          1996        1995(i)      1994
Revenues
 KCSR                                   $ 492.5     $ 502.1     $  472.5
 Financial Asset Management               329.9       239.8        186.3
 Information & Transaction Processing                              401.7
 Corporate & Other                         24.9        33.3         27.9

     Total                              $ 847.3     $ 775.2     $1,088.4

 % Change from Prior Year                   9.3%      (28.8)%       15.1%


Operating Income (Loss)
 KCSR                                   $  74.1     $  66.6     $  106.7
 Financial Asset Management               142.3        92.7         51.1
 Information & Transaction Processing                               31.2
 Corporate & Other                        (12.5)       (0.1)        (1.8)

     Total                              $ 203.9     $ 159.2     $  187.2

 % Change from Prior Year                  28.1%      (15.0)%       (7.2)%

(i) Financial information for the year ended December 31, 1995 was restated to reflect DST as an unconsolidated affiliate as of January 1, 1995 as a result of the DST public offering and associated transactions completed in November 1995, which reduced the Company's ownership in DST to approximately 41%.

(1) See the first paragraph of "Overview" section of Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations (page 9), regarding forward-looking comments

[Page 18]
The presentation above presents 1996 and 1995 with DST as an unconsolidated affiliate versus historical 1994. If 1994 was restated to a comparable basis (i.e., DST would be reflected as an unconsolidated affiliate), consolidated revenues and operating income would have been as follows (in millions):

                                         1996          1995         1994
     Revenues                         $  847.3     $  775.2     $  691.2

        % Change from Prior Year           9.3%        12.2%        13.7%

     Operating Income                 $  203.9     $  159.2     $  155.9

        % Change from Prior Year          28.1%         2.1%        (9.3)%

The Kansas City Southern Railway Company

The Kansas City Southern Railway Company segment includes KCSR, KCSR's wholly-owned subsidiary, SGI (which owns Carland), and equity investments in Southern Capital and Gateway Western.

KCSR operates a rail system of 2,954 main and branch line route miles and 4,147 total track miles in a nine state region, including Missouri, Kansas, Arkansas, Oklahoma, Mississippi, Alabama, Tennessee, Louisiana, and Texas. KCSR has the shortest rail route between Kansas City and the Gulf of Mexico, serving the ports of Beaumont and Port Arthur, Texas; and New Orleans, Baton Rouge, Reserve and West Lake Charles, Louisiana. Through haulage rights, KCSR accesses the states of Nebraska and Iowa, and serves the ports of Houston and Galveston, Texas. Kansas City, Missouri, as the second largest rail center in the United States, represents an important interchange gateway for KCSR. KCSR also has interchange gateways in New Orleans and Shreveport, Louisiana; Dallas and Beaumont, Texas; and Jackson and Meridian, Mississippi.

Major commodities moved by KCSR include coal, grain and farm products, petroleum, chemicals, paper and forest products, as well as other general commodities. KCSR competes in the intermodal traffic market, including an East/West line running from Dallas, Texas to Meridian, Mississippi, which has allowed KCSR to be more competitive in transcontinental intermodal transportation. Additionally, in November 1994, KCSR began dedicated through train service between Dallas, Texas and Meridian, Mississippi for intermodal traffic, which competes directly with truck carriers along the Interstate 20 corridor, offering service times which are competitive with both truck and other rail carriers.

In 1996, The Kansas City Southern Railway Company segment contributed $17.1 million to the Company's consolidated earnings as compared to $11.4 million in 1995. The increase in 1996 over 1995 is primarily attributable to the 1995 unusual costs and expenses discussed in "Results of Operations" above, which reduced KCSR net income by approximately $19.2 million in 1995. Exclusive of the 1995 unusual costs and expenses, KCSR 1996 earnings were lower than 1995, mainly due to reduced revenues and higher operating costs attributable to adverse winter weather (in first quarter 1996), train derailment expenses (primarily in second quarter 1996), and expenditures associated with KCSR's continuing emphasis on providing improved and reliable customer service.

The following summarizes components of KCSR's revenues (in millions):

                                         1996         1995         1994
  General Commodities                 $  327.3     $  339.8     $  324.6
  Coal                                   101.4        102.6        101.7
  Intermodal                              40.3         39.0         25.5
  Other                                   23.5         20.7         20.7

      Total                           $  492.5     $  502.1     $  472.5

[Page 19]
1996 KCSR revenues were lower than 1995 due to a 4% reduction in general commodities revenues. In particular, revenues decreased in grain traffic (26%), bulk commodities (such as non-metallic minerals and petroleum coke - 9%), and paper/forest products (4%). These lower general commodities revenues were primarily a result of an 8% decrease in carloading volumes, offset partially by slightly improved revenue per carload average rates. KCSR revenues were 6% higher in 1995 than 1994 from increased volumes in general commodities (3%), coal (4%) and intermodal (48%).

Lower KCSR carloading volumes in 1996 were primarily a result of competitive pressures from the various mergers recently completed in the railroad industry. However, overall 1996 revenue per carload average rates were slightly better than 1995 largely due to changes in the mix of general commodities traffic (e.g., fewer carloadings of paper/forest products compared to chemical and petroleum products in 1996 versus 1995). As noted earlier, the recent mergers could negatively impact KCSR revenues by approximately $25 million to $50 million annually given current operating conditions and traffic patterns.(1)

In contrast to 1996, rates in the last several years have experienced downward pressures, largely due to competition from over the road truck transportation. Changing regulations, subsidized highway improvement programs and favorable labor regulations have improved the competitive position of trucks as an alternative mode of surface transportation for many commodities. In recent years, railroad industry management has sought avenues for improving its competitive positions and forged alliances with truck companies in order to provide faster, safer and more efficient service to its customers. KCSR joined this industry trend and entered into agreements with several truck companies for through train intermodal service between Dallas, Texas and Meridian, Mississippi in November 1994 as noted above. In 1995, business volumes benefited from a full year associated with this new intermodal service, resulting in a $13.5 million (53%) increase in revenues over comparable 1994. KCSR's 1996 intermodal revenues continued this growth trend increasing 3% over 1995, despite a flat intermodal market in general.

In terms of carloadings, coal continues to be the largest single commodity handled by KCSR, generating 22% of total revenue carloadings in 1996. KCSR delivers coal to six electric generating plants, located at Amsterdam, Missouri; Flint Creek, Arkansas; Welsh, Texas; Mossville, Louisiana; Kansas City, Missouri; and Pittsburg, Kansas. Two coal customers, Southwestern Electric Power Company and Gulf States Utility Company, comprised approximately 83% of total coal revenues generated by KCSR in 1996. KCSR also delivers lignite to an electric generating plant at Monticello, Texas ("TUMCO"). 1996 unit coal revenues were essentially equal to 1995, reflecting historical tendencies of unit coal revenues to equalize on an annual basis.

Petroleum and chemicals, serviced via tank and hopper cars primarily to markets in the Southeast and Northeast through interchange with other rail carriers, as a combined group represents the largest commodity to KCSR in terms of revenue ($116 million in 1996 versus $114 million in 1995). The increase in 1996 is a result of increased volumes. Further, these carloading volumes and revenues could grow in future years if the STB approves KCSR's petition seeking approval for construction of a nine mile rail line from KCSR's main line into the Geismar, Louisiana industrial area, which is supported by three major chemical manufacturers.(1) The Geismar area is a large industrial corridor with several companies engaged in the petro-chemical industry, and is currently served by only one rail carrier. However, initial construction will be delayed until the Company receives approval from the STB (which is still pending).

(1) See the first paragraph of "Overview" section of Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations (page 9), regarding forward-looking comments

[Page 20]
Paper and forest products carloadings decreased 6% versus comparable 1995 as a result of business related volume declines. KCSR, the third largest railroad in terms of pulp and paper carload originations in the U.S., serves eleven paper mills directly (including International Paper Co. and Georgia Pacific, among others) and six others indirectly through short-line connections, and transports pulpwood, woodchips and raw fiber used in the production of paper, pulp and paperboard.

Revenues from grain, farm and food products declined 16% compared to 1995, largely from significantly reduced export grain traffic. This decline is attributable to traffic diversions resulting from the various rail mergers and the impact of weaker harvest conditions in fall 1995.

Despite the decrease in total KCSR revenues in 1996 versus 1995, KCSR 1996 operating income increased $7.5 million as a result of a 5% decrease in costs and expenses (to $359.3 million) compared to 1995. This decrease is attributable to the 1995 unusual costs and expenses. Exclusive of the 1995 unusual items, 1996 costs and expenses were higher than 1995 primarily due to adverse winter weather (in first quarter 1996), train derailment expenses, and KCSR's continuing emphasis on providing improved and reliable customer service. Increased costs were evident in salaries and wages, material and supplies and casualties/insurance. KCSR management implemented various cost containment measures during third quarter, which stabilized expenses somewhat in the second half of 1996, particularly in salaries and wages and car hire costs.

KCSR depreciation and amortization expense increased 7% to $59.1 million in 1996 (versus $55.3 million in 1995) due to capital expenditures. The depreciation savings associated with KCSR's October 1996 contribution of locomotives and rolling stock to Southern Capital was minimal in 1996, but will be greater in 1997 due to a full year of savings (although depreciation on any 1997 capital expenditures will partially offset these savings). Interest expense was slightly lower (3%) compared to 1995 due to a reduction in debt as a result of the Southern Capital joint venture formation and associated transactions.

Equity earnings from Southern Capital and Gateway Western were immaterial in 1996. See further discussion of equity earnings in the "Unconsolidated Affiliates" section below.

KCSR's operating ratio, a common efficiency measurement among Class I railroads, decreased to 84.5% for the year ended December 31, 1996 versus 84.8% for 1995. Excluding unusual costs and expenses, the 1995 operating ratio would have been 78.9%, with the increase in 1996 largely due to lower revenues and higher costs and expenses as discussed above. Additionally, the Southern Capital joint venture transaction, while slightly increasing KCSR's overall net income in 1996, raised the operating ratio by approximately one-half percent for the year ended 1996 as a result of higher equipment lease expense. The operating ratio for 1997 and thereafter will continue to be affected by higher equipment lease expense resulting from the operating leases entered into by KCSR with Southern Capital.

Revenue growth in 1995 was largely driven by a 5% increase in petroleum and chemical carloadings over 1994. KCSR also experienced an 18% increase in pulp/paper revenues in 1995 compared to 1994, due to a strong market for paper, coupled with reduced 1994 revenues attributable to service interruption caused by a Soo Line strike. Revenues for farm products increased approximately 12% in 1995 versus 1994, largely a result of the Company's increased focus on the domestic market in 1995 and weak results in 1994 as a result of slow export grain traffic. 1995 unit coal revenues were slightly higher than comparable 1994 due to increased volumes, primarily from the resumption of shipments to TUMCO, which had been out of service since late 1993 and returned on line in June 1995.

The increased traffic levels in 1995, together with the unusual costs and expenses through second quarter 1995, increased costs and expenses to $380.2 million versus $318.0 million in 1994. Higher costs were particularly evident in the transportation, maintenance of way and maintenance of equipment areas, mainly due to increases in the number of employees (e.g., train crews to manage higher volumes). Also, during fourth quarter 1995, KCSR recorded an expense of approximately $3.1 million (pretax) for expected payments to employees upon ratification of new labor agreements. KCSR depreciation and amortization expense increased 16% to $55.3 million in 1995 versus $47.8 in 1994 due to the completion, in late 1994, of KCSR's substantial track and roadbed rebuilding program. 1995 interest expense was

[Page 21]
29% higher than 1994 primarily from higher average debt levels related to capital programs. KCSR's operating ratio increased to 84.8% for the year ended December 31, 1995 versus 76.2% for 1994, primarily as a result of the unusual first and second quarter 1995 costs and expenses discussed earlier. Excluding these unusual costs and expenses, the operating ratio would have been 78.9%, with the increase over 1994 largely due to increased depreciation.

KCSR operations are faced with substantial costs related to fuel, labor, and maintenance of its roadbed and equipment. KCSR locomotive fuel usage represented 8% of KCSR operating costs in 1996 (7% in 1995). Fuel costs are affected by traffic levels, efficiency of operations and equipment, and petroleum market conditions. Control of fuel expenses is a constant concern of management, and fuel savings remains a top priority. Based on favorable market conditions at the end of 1995 and to help control fuel costs, the Company entered into purchase commitments for approximately 50% of expected 1996 diesel fuel usage. As a result of increasing fuel prices during 1996, these commitments saved KCSR approximately $3.7 million. Due to higher fuel prices in 1996, minimal commitments have been made for 1997. If fuel prices throughout 1997 remain relatively consistent with prices as of year end 1996, KCSR operating expenses are expected to be higher.(1) See "Financial Instruments and Purchase Commitments" below.

Portions of roadway maintenance costs are capitalized and other portions expensed, as appropriate. Expenses aggregated $51, $49 and $43 million for 1996, 1995 and 1994, respectively. Maintenance and capital improvement programs are in conformity with the Federal Railroad Administration's track standards and are accounted for in accordance with the regulatory accounting rules. Management expects to continue to fund roadway maintenance expenditures with internally generated cash flows.(1)

Assuming no major economic deterioration occurs in the region serviced by KCSR, management expects 1997 revenues to be relatively consistent with 1996, indicative of the competitive pressures resulting from the various rail mergers. Intermodal volumes should continue to grow, benefiting from investment in and modernization of the Company's intermodal facilities, but revenue growth will be at a slower rate due to increased price competition. Additionally, KCSR cost containment initiatives implemented during 1996 will continue into 1997. Beginning in 1997, the Company's equity investments in TFM and Mexrail will be included in the KCSR segment. Management expects to record losses associated with its investment in TFM during the initial years of TFM's operation of the Northeast Railway; however, these losses will be partially offset by equity earnings from the Southern Capital and Mexrail investments.(1)


Financial Asset Management

Financial Asset Management contributed $69.1 million to 1996 consolidated earnings, a 58% increase over the $43.8 million for comparable 1995. Assets under management at December 31, 1996 were 46% higher than year end 1995, fueling a 38% growth in 1996 revenues. Although variable operating expenses increased in 1996, the increase was at a lower proportionate rate than revenues, resulting in a 54% improvement in operating income over 1995 ($142.3 million in 1996 versus $92.7 million in 1995). The increase in variable operating expenses was associated with higher business volumes, as well as higher Janus performance-based compensation.

(1) See the first paragraph of "Overview" section of Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations (page 9), regarding forward-looking comments

[Page 22]
In 1995, Financial Asset Management contributed $43.8 million to consolidated earnings, a 79% increase over comparable 1994. Excluding from 1994 earnings the one time charge of $14.5 million from the early termination of employment and earnings related compensation arrangements at Janus and establishment of additional minority ownership at Berger, discussed earlier, 1995 Financial Asset Management results were 12% higher than 1994. Increases in assets under management, coupled with successful cost containment initiatives, helped to improve operating income to $92.7 million, an increase of approximately 24% over 1994 (exclusive of the one time charges discussed above).

The following table highlights assets under management and revenues:

                                        1996          1995          1994
Assets Under Management (in billions):
  Janus No-Load Funds               $    35.7     $    24.2     $    17.2
  Janus Aspen Series (i)                  1.4           0.4           0.1
  IDEX Load Funds (ii)                    1.4           1.1           0.9
  Institutional and Separately
    Managed Accounts (iii)                8.2           5.4           4.7

  Total Janus                            46.7          31.1          22.9
  Berger Funds                            3.6           3.4           3.0

      Total                         $    50.3     $    34.5     $    25.9

Revenues (in millions):
  Janus                             $   295.3     $   207.8     $   178.5

  Berger                            $    34.6     $    32.0     $     7.8 (iv)

(i) The Janus Aspen Series currently consists of nine portfolios offered through variable annuity and variable life insurance policies, and certain qualified pension plans
(ii) Janus serves as subadvisor to five of the IDEX Funds, whose assets are included herein
(iii) 1994 includes Cash Equivalent Funds of $0.8 billion, which were serviced by Janus, but advised by an unaffiliated party. In February 1995, Janus introduced its own line of Money Market funds, replacing the Cash Equivalent Funds
(iv)  since October 1994 acquisition

Financial Asset Management revenue and operating income increases are a direct result of increases in assets under management. Assets under management and shareholder accounts have grown in recent years from a combination of new money investments (i.e., fund sales) and market appreciation. Fund sales have risen in response to marketing efforts, favorable fund performance, introduction and market reception of new products, and the current popularity of no-load mutual funds. Market appreciation has resulted from increases in investment values.

  Janus. Janus 1996 revenues, operating income and net income increased significantly over 1995, largely due to 50% growth in assets under management since December 31, 1995. Fund sales (net of redemptions) of $9.3 billion, coupled with market appreciation, raised total assets under management to $46.7 billion at December 31, 1996. The value of net assets in the Janus Funds (Janus No-Load Funds and Janus Aspen Series) increased 51% to $37.1 billion at December 31, 1996 versus $24.6 billion at December 31, 1995. Shareowner accounts grew to 2.3 million, a 9% increase over 1995.

[Page 23]
  Operating expenses increased as a result of higher business volumes, together with increases in incentive and variable compensation as a result of strong investment and financial performance. However, operating expenses declined as a percent of revenue due to successful cost containment efforts, including a $5.1 million decrease in promotional and marketing expenses from 1995 due to a more focused marketing approach. Additionally, depreciation and amortization costs declined approximately $1.9 million due to the disposal of equipment during 1996.

  The Janus Funds are marketed to pension plan sponsors through alliance arrangements with record keeping organizations and by participating in mutual fund "supermarkets," such as Charles Schwab's Mutual Fund "OneSource" service and a similar program offered by Fidelity Investments. At December 31, 1996 and 1995, approximately 23% and 16%, respectively, of Janus' total assets under management were generated through such alliance arrangements and mutual fund "supermarkets."

  Janus also markets advisory services directly to insurance companies, banks and brokerage firms for their proprietary investment products, and directly with private individuals, foundations, defined benefit pension plans and other organizations. These areas accounted for $9.6, $6.5 and $4.8 billion in assets under management at December 31, 1996, 1995 and 1994, respectively.

  In May 1996, the Janus Aspen High Yield Portfolio was introduced. In June 1996, Janus began managing the Janus Equity Income Fund. Janus introduced the Janus Special Situations Fund, an equity fund, in December 1996.

  Janus' 1995 performance reflects the results experienced by the mutual funds market, in general. 1995 operating income increased significantly over 1994 due to growth in assets under management, coupled with depressed results in 1994 as a result of the one time charge of $13.6 million ($27.1 million pretax increase in operating expenses) from the early termination of employment and earnings related compensation arrangements, as discussed earlier. Janus assets under management rebounded from slower growth throughout 1994, increasing 36% to $31.1 billion at December 31, 1995 compared to $22.9 billion at December 31, 1994. Total fund sales were $11.4 billion during fiscal 1995 versus $6.5 billion in 1994. These improved earnings were partially offset by higher promotional and marketing expenses (up $4.2 million over 1994), as a result of efforts to increase recognition of the Janus brand name and to reach a class of potential investors who have not typically used mutual funds as an investment alternative.

  In December 1995, the Janus Olympus Fund (equity fund) and Janus High Yield Fund (bond fund) were introduced. On November 1, 1995, the Janus Twenty Fund reopened to new share sales for the first time since February 1993. Additionally, Janus introduced its own line of Money Market funds in 1995.

  Berger. The Company made its first investment in Berger in 1992, when it acquired an 18% interest. In October 1994, the Company acquired a controlling interest in Berger (over 80%), and Berger became a consolidated subsidiary of KCSI. In January 1997, KCSI's ownership in Berger increased to approximately 87% due to Berger's repurchase of its common stock (for treasury) from a minority shareholder.

  Berger contributed a net loss of $1.2 million to consolidated earnings in 1996. Assets under management increased 6% to $3.6 billion at December 31, 1996 (compared to $3.4 billion at December 31, 1995), leading to an 8% increase in revenues. However, increased operating costs, partially due to amortization associated with intangibles, more than offset this increase in revenues. Amortization increased as a result of the $23.9 million payment made in May 1996 pursuant to the Berger Stock Purchase Agreement (as discussed in "Results of Operations" above). Additionally, 1996 interest expense was higher than 1995 due to indebtedness incurred to fund the May 1996 contingency payment. Shareholder accounts totaled 379,500 at December 31, 1996, a slight decrease from year end 1995.

[Page 24]
  Each of Berger's newer product offerings, The Berger Small Company Growth Fund and The Berger New Generation Fund, reported steady growth in assets under management throughout 1996 (cumulatively increasing 55% from year end
  1995). However, The Berger One Hundred Fund and The Berger Growth and Income Fund, together representing over 64% of total Berger assets under management, performed below their respective peer groups, and their total assets under management decreased 7% since December 31, 1995.

  In February 1997, Berger announced that Patrick Adams, formerly a fund manager at Zurich Kemper Investments, Inc., would assume the responsibilities as Portfolio Manager for The Berger One Hundred Fund, as well as co-manage The Berger Growth and Income Fund with Mark McKinney, formerly a senior analyst with Berger.

  At December 31, 1996, approximately 27% of Berger's total assets under management were generated through mutual fund "supermarkets."

  Berger contributed essentially break-even results to the Company's 1995 consolidated earnings. An increase in revenues over 1994 (from a 13% gain in assets under management) was offset by amortization and interest expense increases (up $2.4 million and $2.3 million, respectively, over 1994) associated with the additional acquisition made in 1994. Berger shareholder accounts remained stable from 1994 to 1995, totaling approximately 381,000 at December 31, 1995. Berger expenses in 1995 were comparable to 1994.

  Management believes Berger has name recognition in the industry, has had favorable fund performance for certain products and, through the use of marketing and promotional efforts, has attracted increasing fund sales and investors. As discussed in "Results of Operations" above, Berger entered into a joint venture (BBOI) to introduce a series of international and global mutual funds. The first no-load mutual fund product, an international equity fund, was introduced in fourth quarter 1996. Berger will account for its 50% investment in BBOI under the equity method.

Future growth of the Company's Financial Asset Management revenues and operating income will be largely dependent on prevailing financial market conditions, relative performance of Janus' and Berger's products, introduction and market reception of new products, as well as other factors, including declines in the stock and bond markets, increases in the rate of return of alternative investments, increasing competition as the number of mutual funds continues to grow, and changes in marketing and distribution channels. Costs and expenses should continue at operating levels consistent with the rate of growth, if any, in revenues.(1)


Corporate & Other

The Corporate & Other segment in 1996 and 1995 consisted of equity in earnings of DST, Midland Data Systems, Inc. / Midland Loan Services, L.P. (collectively "Midland") and other less material unconsolidated affiliates; earnings of less significant consolidated subsidiaries; unallocated KCSI Holding Company operating expenses; intercompany eliminations; and miscellaneous other investment activities. Additionally, the Company's equity investments in TFM and Mexrail are included in the Corporate & Other segment in 1996. The Company sold its investment in Midland in April 1996, resulting in a one time after-tax gain of $1.7 million. For 1994, DST was reported as a consolidated entity and its results included as a separate segment, Information & Transaction Processing (see discussion below).

(1) See the first paragraph of "Overview" section of Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations (page 9), regarding forward-looking comments

[Page 25]
Consolidated subsidiaries in this segment include, among others:

* Trans-Serve, Inc., an owner of a railroad wood tie treating facility and a vehicle maintenance operation;
* Pabtex (located in Port Arthur, Texas with deep water access to the Gulf of Mexico), an owner and operator of a bulk materials handling facility which stores and transfers coal and petroleum coke from trucks and rail cars to ships and barges primarily for export;
* Mid-South Microwave, Inc., which owns and leases a 1,600 mile industrial frequency microwave transmission system that is the primary communications facility used by KCSR;
* Rice-Carden Corporation and Tolmak, Inc., both owning and operating various industrial real estate and spur rail trackage contiguous to the KCSR right-of-way; and
* Southern Development Company, the owner of the executive office building in downtown Kansas City, Missouri used by KCSI and KCSR.

Corporate & Other earnings for the year ended December 31, 1996 were $64.7 million compared to $181.5 million in 1995. 1995 earnings include the $144.6 million after-tax gain resulting from the DST stock offering. 1996 earnings were favorably impacted ($47.7 million after-tax) by KCSI's proportion of the DST one time gain on the Continuum merger discussed previously.

Exclusive of these non-recurring items in 1996 and 1995, Corporate & Other 1996 earnings decreased approximately $19.9 million from 1995. This decrease is attributable to the following factors:

i) increased KCSI Holding Company costs due to the Company's activities related to the UP/SP merger ($2.9 million after-tax during 1996);
ii) reduced equity earnings from DST due to a lower ownership percentage throughout 1996 (i.e., 1995 DST earnings were reported at 100% until the public offering in October 1995);
iii) lower equity earnings from other investments, primarily Midland; and
iv) a $2.2 million decrease in Pabtex earnings for the year ended December 31, 1996 as a result of the loss of a major customer in December 1995.

These decreases in net income were partially offset by reduced interest expense in 1996 compared to 1995 due to lower average debt balances in 1996, largely because of lower balances in early 1996 as a result of debt repayments made from the proceeds received by the Company in connection with the DST stock offering in November 1995.

Corporate & Other contributed $181.5 million to the Company's 1995 consolidated earnings versus $6.0 million in 1994, reflecting the $144.6 million after-tax gain associated with the DST public offering and associated transactions. Additionally, equity in earnings of DST totaling $24.6 million were included for the year ended December 31, 1995 as if DST was an unconsolidated affiliate as of January 1, 1995. In 1994, equity in earnings included in the Corporate & Other segment represent only minor investments. See additional discussion in "Unconsolidated Affiliates" below.

Earnings of consolidated subsidiaries included in the Corporate & Other segment were not material in 1995. Pabtex experienced an earnings increase in 1995 of approximately $1.5 million compared to 1994 associated with increased volumes at the petroleum coke export facility.

The Company expects any earnings in this segment to derive primarily from its equity ownership in DST. As a result of the 1996 Continuum merger, DST earnings will no longer include equity earnings from Continuum. Future earnings for other subsidiaries and affiliates are expected to be relatively consistent with historical performance and not material to the Company's consolidated results of operations.(1)

(1) See the first paragraph of "Overview" section of Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations (page 9), regarding forward-looking comments

[Page 26]
Information & Transaction Processing (1994)

The Company's previously wholly-owned subsidiary, DST, comprised the Information & Transaction Processing segment in 1994. Equity earnings from DST are currently reported under "Unconsolidated Affiliates" (see below). DST, formed in 1968, together with its subsidiaries and joint ventures, provides sophisticated information processing and computer software services and products, primarily to mutual funds, insurance providers, banks and other financial services organizations. Historically, the majority of DST revenue was generated from full-service and remote-service record keeping for the mutual fund industry. Output Technologies, Inc., a DST subsidiary, is involved in the financial printing, mailing, output processing and related business lines. DST's principal product lines include: Mutual Fund Shareowners Accounting System, Securities Transfer and Portfolio Accounting Systems, Automated Work Distributor TM, and products/services for international markets. A significant amount of DST's net income has historically been derived from the operations of its various joint ventures.

Unconsolidated Affiliates

In 1996 and 1995, earnings from unconsolidated affiliates consisted principally of DST, Midland (a 45% owned affiliate prior to its sale in April
1996), and Mexrail. Also, equity earnings from Southern Capital for its first two months of operations are included in 1996, as are minimal results of operations from the Company's Gateway Western and TFM investments. In 1994, earnings from unconsolidated affiliates were attributable to DST's equity in the earnings of Investors Fiduciary Trust Company Holdings, Inc. ("IFTC," a 50% owned DST affiliate prior to its sale discussed below), Boston Financial Data Services, Inc. (a 50% owned DST affiliate), Continuum (a 29% owned DST affiliate in 1994), Argus Health Systems, Inc. (a 50% owned DST affiliate) and Midland. During 1995, DST sold its interest in Midland to the Company, and accordingly, Midland earnings were included in the Company's earnings from unconsolidated affiliates.

1996. Equity in net earnings of DST totaled $68.1 million for the year ended December 31, 1996. This total includes KCSI's proportionate share of the DST one time gain on the Continuum merger discussed in "Results of Operations" above. Exclusive of this non-recurring item, equity earnings from DST decreased approximately 33% from 1995. This decrease is attributable to a lower percentage ownership of DST in 1996 versus 1995 as discussed earlier. In addition to the gain on the Continuum merger, comparisons of DST earnings in 1996 versus 1995 were affected by several factors, including: i) the 1995 after-tax gain of $4.7 million associated with DST's sale of IFTC (discussed below); ii) lower fourth quarter 1995 equity earnings due to acquisition related expenses of DST's Continuum investment (discussed below); iii) the first quarter 1996 effect of a $4.1 million non-recurring charge related to Continuum; iv) a 20% increase in revenues over 1995; v) a 13% increase in mutual fund shareowner accounts serviced; and vi) a $15 million decline in interest costs from 1995.

Equity earnings from the Company's investments in Southern Capital, Mexrail, Gateway Western and TFM were immaterial in 1996. However, as noted earlier, management expects to record losses from its investment in TFM during the initial years of TFM's operation (through FNE) of the Northeast Railway until the Company is able to implement more efficient railroad operations consistent with plans.(1) Additionally, the investment in TFM has certain risks associated with operating in Mexico, including, among others, foreign currency exchange, cultural differences, varying labor and operating practices, and differences between the U.S. and Mexican economies. TFM losses are expected, however, to be offset somewhat by equity earnings from the Southern Capital and Mexrail investments.(1)

Prior to the sale of Midland in April 1996, the Company recorded equity in earnings from Midland of $0.7 million versus $5.2 million in 1995.

(1) See the first paragraph of "Overview" section of Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations (page 9), regarding forward-looking comments

[Page 27]
1995. Equity earnings from DST of $24.6 million were included for the year ended December 31, 1995 as if DST had been an unconsolidated affiliate as of January 1, 1995. DST's 1995 results were impacted by two significant transactions:

     In fourth quarter 1995, Continuum recorded a non-recurring charge related to its December 1995 acquisition of SOCS Groupe, S.A., a French insurance software firm. DST recognized an estimated $8.4 million loss for its share of Continuum's non-recurring charge, of which the Company's approximate 41% share is included in 1995 equity in earnings from unconsolidated affiliates.

     On January 31, 1995, DST completed the sale of its 50% interest in IFTC to State Street Boston Corporation ("State Street"). At closing, DST received 2,986,111 shares of State Street common stock in a tax-free exchange (representing an approximate 4% ownership interest in State Street). As a result of this transaction, the Company recognized a net gain of $4.7 million in first quarter 1995. With the closing of the transaction, IFTC ceased to be an unconsolidated affiliate of DST and no further equity in earnings of IFTC were recorded by DST. The Company recognized equity in earnings from IFTC of $6.5 million in 1994. DST received approximately $2.2 and $1.5 million in dividends from State Street during 1996 and 1995, respectively.

In addition to these transactions, DST's 1995 earnings reflect a 20% increase in revenues over 1994, a 14% increase in mutual fund shareowner accounts serviced, and continued efforts to develop and integrate developmental and international business units.

Midland equity in earnings were $5.2 million in 1995 versus $1.7 million in 1994. The significant increase in 1995 was due to the receipt of incentive payments under certain contracts during fourth quarter 1995.

Equity in earnings from Mexrail were immaterial to the Company's consolidated results of operations during 1995 as they were included as an equity investment for less than two months in 1995.

Interest Expense

Consolidated interest expense decreased 9% in 1996 to $59.6 million versus $65.5 million in 1995. This decrease resulted from lower average debt balances throughout 1996, largely due to lower year end 1995 debt balances as a result of the repayment of indebtedness using the proceeds received in connection with the DST public offering and associated transactions. Additionally, interest savings from the October 1996 Southern Capital joint venture formation and associated transactions substantially offset interest associated with borrowings throughout 1996 used to repurchase Company common stock.

Consolidated interest expense increased 22% in 1995 to $65.5 million compared to $53.6 million in 1994. This increase was a result of higher average debt balances throughout 1995 (although ending balances were lower due to repayment of credit lines using the proceeds received from the DST public offering and associated transactions). Higher 1995 debt balances were due to the acquisition of a controlling interest in Berger in late 1994, the purchase of additional ownership in Janus in early 1995, and the Company's stock repurchase program.

Management expects interest expense to be higher in 1997 compared to 1996 due to borrowings under the Company's lines of credit to fund its investment in TFM.(1) However, as a significant portion of the Company's debt at December 31, 1996 represents fixed rate debt instruments, the Company's risk to increasing interest rates is somewhat mitigated.

(1) See the first paragraph of "Overview" section of Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations (page 9), regarding forward-looking comments

[Page 28]
Other, Net

Generally, modest fluctuations have occurred within this component from 1994 to 1996. The increase in 1996 from 1995 is largely due to the one time gain of approximately $2.9 million recorded by KCSR in connection with the sale of real estate, partially offset by higher 1995 interest income from advances to DST throughout the first nine months of 1995. The increase in 1995 from 1994 primarily relates to interest income earned by the Company from advances to DST during 1995, partially offset by the exclusion of DST interest income resulting from the deconsolidation of DST from KCSI's consolidated results in 1995.


LIQUIDITY

Operating Cash Flows. The Company's cash flow from operations has historically been positive and sufficient to fund operations, KCSR roadway capital improvements, and debt service. External sources of cash - principally negotiated bank debt, public debt and sales of investments - have typically been used to fund acquisitions, new investments, equipment additions and Company stock repurchases.

The following table summarizes operating cash flow information. Financial information for the year ended December 31, 1995 was restated to reflect DST as an unconsolidated affiliate as of January 1, 1995 due to the DST public offering and associated transactions completed in November 1995, which reduced the Company's ownership in DST to approximately 41%. Financial information for the year ended December 31, 1994 reflects historical results which include DST as a consolidated entity. Certain reclassifications have been made to prior years' information to conform to current year presentation.

(in millions):

                                       1996           1995           1994
  Net income                        $  150.9       $  236.7       $  104.9
  Depreciation and amortization         76.1           75.0          119.1
  Equity in undistributed earnings     (66.4)         (29.8)         (23.9)
  Gain on sale of equity investment, net             (144.6) (i)
  Dividend from DST Systems, Inc.                     150.0
  Change in working capital items      (74.2)          20.2 (ii)      13.5
  Deferred income taxes                 18.6           25.9 (ii)      20.0
  Other                                 16.0           18.5            3.8

     Net operating cash flow        $  121.0       $  351.9       $  237.4

(i)  Gain associated with DST public offering
(ii) Exclusive of the tax components related to the gain on sale of equity investment

1996 operating cash flows decreased by $230.9 million from 1995, largely attributable to the $150 million dividend paid by DST to the Company in 1995, together with a significant decrease in accrued liabilities as a result of the payment (in 1996) of approximately $74 million in federal and state income taxes associated with the taxable gains from the DST stock offering in November 1995. Operating cash flows in 1995 were $351.9 million, a 48% increase over 1994. The improved operating cash flow in 1995 was primarily due to the $150 million dividend paid by DST in May 1995, partially offset by lower net income, after adjustment for the net gain on the sale of DST, and non-cash depreciation and amortization. Depreciation and amortization decreased in 1995 due to the deconsolidation of DST, offset somewhat by increased amortization associated with the purchase of additional ownership interests in Berger and Janus, and higher depreciation at KCSR due to capital expenditures.

[Page 29]
Summary cash flow data is as follows (in millions):

                                           1996         1995         1994
Cash flows provided by (used for):
  Operating activities                  $  121.0     $  351.9     $  237.4
  Investing activities                      20.9         69.3       (335.7)
  Financing activities                    (150.8)      (402.1)       104.4
Net increase (decrease) in
  cash and equivalents                      (8.9)        19.1          6.1
Cash and equivalents at beginning of year   31.8         12.7          6.6

Cash and equivalents at end of year     $   22.9     $   31.8     $   12.7

Investing Cash Flows.  Cash was used for the following investing activities:
i) property acquisitions of $144.0, $121.1 and $287.7 million in 1996, 1995 and 1994, respectively; and ii) investments in and loans with affiliates of $41.9, $94.5, and $24.6 million in 1996, 1995 and 1994, respectively. In addition, due to growth throughout 1996, Janus had approximately $39.2 million in short-term investments, representing invested cash at December 31, 1996. Cash received in connection with the Southern Capital joint venture formation and associated transactions (approximately $217 million, after consideration of related income taxes) is included as proceeds from disposal of property and from disposal of other investments based on the underlying assets contributed/sold to Southern Capital.

In 1995, the DST stock offering and debt repayment to KCSI resulted in $276.2 million of proceeds to the Company (prior to payment of income taxes, which occurred in 1996).

Generally, operating cash flows and borrowings under lines of credit have been used to finance property acquisitions and investments in and loans with affiliates during the period from 1994 to 1996.

Financing Cash Flows. Financing cash flows include: (i) borrowings of $234, $98 and $201 million in 1996, 1995 and 1994, respectively; (ii) repayment of indebtedness in the amounts of $233, $371 and $66 million in 1996, 1995 and 1994, respectively; and (iii) cash dividends of $15, $10 and $13 million in 1996, 1995 and 1994, respectively.

Proceeds from the issuance of debt in 1996 were used for stock repurchases ($151 million), additional investment in Berger ($24 million), and for working capital purposes ($59 million, including payments of federal and state income taxes associated with the DST public offering). Debt proceeds in 1995 were used for stock repurchases ($12 million) and subsidiary refinancing and
working capital ($86 million).   Proceeds from the issuance of debt in 1994
were used for KCSR equipment purchases ($64 million), DST property additions ($59 million), the Berger acquisition ($48 million), DST Continuum stock purchases ($18 million), and ESOP contributions ($12 million).

Repayment of indebtedness includes scheduled maturities. In 1996, proceeds (approximately $217 million, after consideration of income taxes) received in connection with the Southern Capital joint venture formation and associated transactions were used to repay outstanding amounts under the Company's lines of credit. In 1995, proceeds received from the DST public offering and repayment by DST of indebtedness to KCSI were used to repay outstanding amounts under existing lines of credit and repurchase Company common stock.

As discussed earlier, in January 1997, the Company made an approximate $277 million capital contribution to TFM, representing the Company's proportionate amount of the initial payment required of TFM by the Mexican Government for the purchase of FNE. The Company funded this contribution through its existing lines of credit. Based on the anticipated financing plan developed by TFM, TMM and

[Page 30]
the Company, significant additional contributions to TFM should not be necessary in the near future. However, if circumstances develop in which a contribution may be requested, the Company will evaluate the contribution based on the merits of the specific underlying need. In any such instance, the contribution would be funded using the Company's currently available financing resources.(1)

See discussion under "Financial Instruments and Purchase Commitments" for information relative to certain anticipated 1997 cash expenditures.


CAPITAL STRUCTURE

Capital Requirements. The Company has traditionally funded KCSR capital expenditures using Equipment Trust Certificates for major purchases of locomotive and rolling stock, and negotiated term financing or used internally generated cash flows for other equipment. Capital improvements for KCSR roadway track structure have historically been funded with cash flows from operations. For Janus and Berger operations, and other subsidiary and Holding Company capital needs, the Company has generally used cash flows from operations and negotiated term financing, when necessary. With the formation of Southern Capital, the Company has the ability to finance equipment through the joint venture.

Capital programs from 1994 to 1996 included the accelerated completion of the KCSR and MidSouth track structure rebuilding program, discussed in "Results of Operations" above. By the end of 1994, the major portions of the MidSouth program were complete. The 1994 capital expenditures (totaling $191 million) were financed through internally generated cash flows. These same sources were used to finance KCSR capital expenditures in 1996 ($135 million) and 1995 ($110 million). In addition, KCSR acquired locomotives and rolling stock during 1994 through the issuance of $55 million in privately placed Equipment Trust Certificates.

Relative to 1994, DST capital requirements typically consisted of mainframe, peripheral and other data processing computer equipment. DST began a physical expansion of its Winchester Data Center during 1994 to accommodate customer growth demands. The Data Center expansion, completed in 1995, effectively doubled the size of the facility. During 1994, DST terminated certain mainframe computer equipment leases and purchased other mainframe equipment in the amount of $11 million, which was funded through vendor arranged financing.

In the last several years, Janus has upgraded its customer service capabilities through new equipment and technology enhancements, generally funded with existing cash flows and negotiated indebtedness, when necessary. Overall, however, the Company's Financial Asset Management businesses require minimal capital for operations.

Capital.  Components of capital are shown as follows (in millions):

                                        1996          1995          1994
  Debt due within one year           $     7.6     $    10.4     $    56.4
  Long-term debt                         637.5         633.8         928.8
     Total debt                          645.1         644.2         985.2

  Stockholders' equity                   715.7         695.2         667.2

  Total debt plus equity             $ 1,360.8     $ 1,339.4     $ 1,652.4

  Total debt as a percent of
    total debt plus equity                47.4%         48.1%         59.6%

(1) See the first paragraph of "Overview" section of Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations (page 9), regarding forward-looking comments

[Page 31]
The Company's consolidated debt ratio (total debt as a percent of total debt plus equity) decreased slightly as of December 31, 1996 to 47.4% versus 48.1% at December 31, 1995. Total debt at December 31, 1996 of $645.1 million was $0.9 million higher than 1995. Significant repurchases of Company common stock ($151.3 million) using borrowings under the Company's lines of credit were essentially offset by the reduction in debt resulting from the Southern Capital joint venture formation and associated transactions. Equity increased as a result of net income, issuance of common stock from option exercises and other stock plans, and a positive non-cash equity adjustment related to unrealized gains (net of tax) on "available-for-sale" securities held by affiliates, primarily DST. These increases were largely offset by the Company's common stock repurchases and dividends. The decrease in the debt ratio as of December 31, 1996 compared to 1995 was due to this increase in equity, together with essentially unchanged debt levels.

The debt ratio as of December 31, 1995 declined significantly to 48.1% versus 59.6% on December 31, 1994. Total debt at December 31, 1995 ($644.2 million) declined $341.0 million (or 35%) from December 31, 1994, primarily due to the repayment of lines of credit using the $150 million dividend from DST and proceeds from the DST public offering and repayment by DST of indebtedness owed to KCSI. The decrease in the debt ratio was attributable to this decline in debt together with the gain on the sale of DST common stock, offset partially by significant repurchases of the Company's common stock (approximately $223.7 million including the exchange of DST common stock for KCSI common stock owned by the ESOP).

As a result of the Company's approximate $277 million capital contribution to TFM in January 1997, which was funded using borrowings under the Company's lines of credit, the Company's debt ratio increased to 56.7% as of January 31, 1997. Management anticipates that the debt ratio will increase slightly during the remainder of 1997 as a result of continued repurchases of Company common stock, partially offset by profitable operations, which are expected to generate positive cash flow for debt retirement.(1)

Minority Purchase Agreements. Agreements between KCSI and certain Janus minority owners contain, among other provisions, mandatory stock purchase provisions whereby under certain circumstances, KCSI would be required to purchase the minority interest of Janus. In late 1994, the Company was notified that certain Janus minority owners made effective the mandatory purchase provisions for a certain percentage of their ownership. In the aggregate, the value of the shares made effective for mandatory purchase totaled $59 million.

In early 1995, the individuals whose compensation arrangements were terminated (as discussed earlier) used their after-tax net proceeds to purchase certain portions of the shares made available due to the mandatory purchase notification discussed above. In addition, the Janus minority group was restructured to allow for minority ownership by other key Janus employees to establish a greater emphasis on the growth of Janus. These employees also purchased portions of the minority shares (available as a result of the mandatory purchase notification) through payment of $10.5 million in cash and recourse loans financed by KCSI. The remaining minority shares made effective for mandatory purchase were purchased by Janus ($6.1 million, as treasury stock) and KCSI ($12.7 million).

As a result of the KCSI acquisition of additional Janus shares and the reduction of outstanding shares with Janus' treasury purchase, KCSI increased its ownership in Janus from approximately 81% to 83% in January 1995. Additional purchases were made by minority holders during 1995, financed through recourse loans by KCSI in the amount of $8.8 million. The Company also purchased shares in 1995 thereby maintaining its respective ownership percentage. The KCSI share purchases resulted in the recording of intangibles as the purchase price exceeded the value of underlying tangible assets. The intangibles are being amortized over their estimated economic lives.

(1) See the first paragraph of "Overview" section of Item 7, Management's Discussion and Analysis of Financial Codnition and Results of Operations (page 9), regarding forward-looking comments

[Page 32]
The purchase prices of these mandatory stock purchase provisions are based upon a multiple of earnings and/or fair market value determinations depending
upon specific agreement terms.   If all of the provisions of the Janus
minority owner agreements became effective, KCSI would be required to purchase the respective minority interests at a cost currently estimated at approximately $220 million.

Agreements between KCSI and Berger minority owners contain mandatory stock purchase provisions, which under certain circumstances require Berger or KCSI to purchase the minority interest at a purchase price based upon a multiple of Berger's net investment company advisory fees. If all of the provisions relative to mandatory stock repurchase became effective, KCSI would be required to purchase the respective minority interests at a cost currently estimated at approximately $11 million (exclusive of the minority shareholder whose shares were repurchased by Berger in January 1997).

Overall Liquidity. During the 1994 to 1996 period, the Company continued to strengthen its strategic positions in the KCSR and Financial Asset Management businesses. Completion of the DST stock offering improved the Company's financial position while providing an investment with market liquidity. Based on DST's stated dividend policy, the Company does not anticipate receiving any dividends from DST in the foreseeable future. Additionally, the Southern Capital joint venture transactions, which resulted in repayment of the majority of borrowings then outstanding under the Company's lines of credit, provided the Company with flexibility as to future financing requirements (e.g., the January 1997 TFM capital contribution).

The Company's credit agreements contain, among other provisions, various financial covenants. The Company was in compliance with these various provisions, including the financial covenants, as of December 31, 1996. Because of certain financial covenants contained in the credit agreements, however, maximum utilization of the Company's available lines of credit may be restricted.

The Company believes it has adequate resources available - including sufficient lines of credit (within the financial covenants referred to above), businesses which have historically been positive cash flow generators, and the $500 million Shelf Registration Statement - to meet anticipated operating, capital and debt service requirements. Further, any additional investment in TFM (if necessary) as it proceeds in its development of Mexico's Northeast Railway are anticipated to be funded through existing financial resources of the Company or TFM.(1)


OTHER

Financial Instruments and Purchase Commitments. During 1995, the Company entered into a forward stock purchase contract as a means of securing a potentially favorable price for the repurchase of its common stock. During 1996, the Company purchased 1.2 million shares under this contract at an aggregate price of $56 million (including transaction premium). During January 1997, the Company repurchased an additional 400,000 shares for approximately $19 million using borrowings under the Company's existing lines of credit. The contract allows the Company to purchase the 400,000 shares remaining under the contract in 1997 for approximately $19 million. The contract also contains provisions which allow the Company to elect a net cash or net share settlement in lieu of physical settlement of the shares.

(1) See the first paragraph of "Overview" section of Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations (page 9), regarding forward-looking comments

[Page 33]
In 1995, the Company entered into forward purchase commitments for diesel fuel as a means of securing volumes and reducing overall cost. The contracts required the Company to purchase certain quantities of diesel fuel at defined prices established at the origination of the contract. As noted earlier, these commitments saved KCSR approximately $3.7 million in operating expenses in 1996. Based on higher fuel prices in 1996, minimal commitments were negotiated for 1997. If prices during 1997 remain relatively consistent with year end 1996 prices, operating expenses would be higher in 1997.(1)

In general, the Company enters into transactions such as those discussed above in limited situations based on management's assessment of current market conditions and perceived risks. Historically, the Company has engaged in very few such transactions and their impact has been insignificant. However, the Company intends to respond to evolving business and market conditions in order to manage risks and exposures associated with the Company's various operations, and in doing so, may enter into transactions similar to those discussed above.

Foreign Exchange Matters. In connection with the Company's investment in TFM, a Mexican company, matters arise with respect to financial accounting and reporting for foreign currency transactions and for translating foreign currency financial statements from Mexican pesos into U.S. dollars. The Company expects to follow the requirements outlined in Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation" ("SFAS 52"), and related authoritative guidance.

The purchase price to be paid by TFM for 80% of the common stock of FNE is fixed in Mexican pesos; accordingly, the U.S. dollar equivalent fluctuates as the U.S. dollar/Mexican peso exchange rate changes. The Company's capital contribution (approximately $277 million U.S.) to TFM in connection with the initial installment of the FNE purchase price was made based on the U.S. dollar/Mexican peso exchange rate on January 31, 1997.

TFM must pay the remaining 60% of the purchase price in Mexican pesos no later than July 16, 1997. As discussed above, the final installment is expected to be funded using proceeds from the proposed debt financing and sale of 24.5% of TFM to the Mexican Government. In the event that the proceeds from these arrangements do not provide funds sufficient for TFM to make the final installment of the purchase price, the Company may be required to make additional capital contributions.

In order to hedge a portion of the Company's exposure to a strengthening of the Mexican peso versus the U.S. dollar, in February and March 1997, the Company entered into two forward contracts to purchase Mexican pesos - $98 million to mature in July 1997 and $100 million to mature in May 1997. The Company intends to defer any gains or losses from changes in the market value of these contracts and to record the net gains or losses as components of its investment in TFM. These contracts are intended to hedge only a portion of the Company's exposure related to the final installment of the purchase price and not any other transactions or balances. Additionally, TFM has entered into approximately $600 million in forward contracts to hedge against its exposure to a strengthening Mexican peso.

Mexico's economy is currently classified as "highly inflationary" as defined in SFAS 52. Accordingly, any gains or losses from translating TFM's financial statements into U.S. dollars will be included in the determination of TFM's net income. Any equity earnings or losses from TFM included in the Company's results of operations will reflect the Company's share of such translation gains and losses.

Upon completion of the TFM purchase of 80% of FNE, the Company expects that its investment in TFM will be approximately $300 million. The Company will evaluate existing alternatives with respect to utilizing foreign currency instruments to hedge its U.S. dollar investment in TFM as market conditions change or exchange rates fluctuate.

(1) See the first paragraph of "Overview" section of Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations (page 9), regarding forward-looking comments

[Page 34]
New Accounting Pronouncements. The Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") effective January 1, 1996. The statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill, as well as for long-lived assets and certain identifiable intangibles which are to be disposed. If events or changes in circumstances of a long-lived asset indicate that the carrying amount of an asset may not be recoverable, the Company must estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest) is lower than the carrying amount of the asset, an impairment loss must be recognized to the extent that the carrying amount of the asset exceeds its fair value. The adoption of SFAS 121 did not have a material impact on the Company's 1996 results of operations or financial position.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") in October 1995. The new statement allows companies to continue under the approach set forth in Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"), for recognizing stock-based compensation expense in the financial statements, but encourages companies to adopt the new accounting method based on the estimated fair value of employee stock options. The Company has elected to retain its current accounting approach under APB 25, and has presented the applicable pro forma disclosures pursuant to the requirements of SFAS 123 in Note 8, Stockholders' Equity, to the consolidated financial statements included under Item 8 of this Form 10-K. Had compensation cost for the Company's stock-based compensation plans been determined in accordance with SFAS 123 for options issued after December 31, 1994, the Company's net income and earnings per share, on a pro forma basis, would have been $146.5 million and $3.79 per share, respectively, for the year ended December 31, 1996 and $231.8 million and $5.31 per share, respectively, for the year ended December 31, 1995.

Litigation. The Company and its subsidiaries are involved as plaintiff or defendant in various legal actions arising in the normal course of business. While the ultimate outcome of the various legal proceedings involving the Company and its subsidiaries cannot be predicted with certainty, it is the opinion of management (after consultation with legal counsel) that the Company's litigation reserves are adequate and that these legal actions currently are not material to the Company's consolidated results of operations or financial position.

Environmental Matters. The Company and certain of its subsidiaries are subject to extensive regulation under environmental protection laws concerning, among other things, discharges to waters and the generation, handling, storage, transportation and disposal of waste and other materials where environmental risks are inherent. In particular, the Company is subject to various laws and certain legislation including, among others, the Federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA," also known as the Superfund law), the Toxic Substances Control Act, the Federal Water Pollution Control Act, and the Hazardous Materials Transportation Act. This legislation generally imposes joint and several liability for clean up and enforcement costs, without regard to fault or legality of the original conduct, on current and predecessor owners and operators of a site. The Company does not foresee that compliance with the requirements imposed by the environmental legislation will impair its competitive capability or result in any material additional capital
expenditures, operating or maintenance costs.(1)   As part of serving the
petroleum and chemicals industry, KCSR transports hazardous materials and has a Shreveport, Louisiana-based hazardous materials emergency team available to handle environmental issues which might occur in the transport of such materials. Additionally, the Company performs ongoing review and evaluation of the various environmental issues that arise in the Company's operations, and, as necessary, takes actions to limit the Company's exposure to potential liability.

(1) See the first paragraph of "Overview" section of Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations (page 9), regarding forward-looking comments

[Page 35]
The Company has identified a property for which it is performing clean up activities on a voluntary basis. The Company is not under any directive to clean up this property. Anticipated costs to complete this voluntary clean up have been provided for in the Company's consolidated financial statements and the resolution is not expected to have a material impact on the Company's consolidated results of operations or financial position.(1)

As previously reported, KCSR has been named as a "potentially responsible party" by the Louisiana Department of Environmental Quality in a state environmental proceeding, Louisiana Department of Environmental Quality, Docket No. IAS 88-0001-A, involving a location near Bossier City, Louisiana, which was the site of a wood preservative treatment plant (Lincoln Creosoting). KCSR is a former owner of part of the land in question. This matter was the subject of a trial in the U.S. District Court in Shreveport, Louisiana which was concluded in July 1993. The court found that Joslyn Manufacturing Company ("Joslyn"), an operator of the plant, was and is required to indemnify KCSR for damages arising out of plant operations. (KCSR's potential liability is as a property owner rather than as a generator or transporter of contaminants.) The case was appealed to the U.S. Court of Appeals for the Fifth Circuit, which Court affirmed the U.S. District Court ruling in favor of KCSR.

In early 1994, the Environmental Protection Agency added the Lincoln Creosoting site to its CERCLA national priority list. Since major remedial work has been performed at this site by Joslyn, and KCSR has been held by the Federal District and Appeals Courts to be entitled to indemnity for such costs, it would appear that KCSR should not incur significant remedial liability.(1) At this time, it is not possible to evaluate the potential consequences of further remediation at the site.

The Louisiana Department of Transportation ("LDOT") has sued KCSR and a number of other defendants in Louisiana state court to recover clean up costs incurred by LDOT while constructing Interstate Highway 20 at Shreveport, Louisiana (Louisiana Department of Transportation v. The Kansas City Southern Railway Company, et al., Case No. 417190-B in the First Judicial District Court, Caddo Parish, Louisiana). The clean up was associated with an old oil refinery site, operated by the other named defendants. KCSR's main line was adjacent to that site, and KCSR was included in the suit because LDOT claims that a 1966 derailment on the adjacent track released hazardous substances onto the site. However, because the derailment occurred on the side of the track opposite from the refinery site, management believes the Company's exposure is limited.(1)

In another proceeding, Louisiana Department of Environmental Quality, Docket No. IE-0-91-0001, KCSR was named as a party in the alleged contamination of Capitol Lake in Baton Rouge, Louisiana. During 1994, the list of potentially responsible parties was significantly expanded to include the State of Louisiana, and the City and Parish of Baton Rouge, among others. Studies commissioned by KCSR indicate that contaminants contained in the lake were not generated by KCSR. Management and counsel do not believe this proceeding will have a material effect on the Company.(1)

In the Ilada Superfund Site located in East Cape Girardeau, Ill., KCSR was cited for furnishing one carload of used oil to this petroleum recycling facility. Counsel advises that KCSR's liability, if any, should fall within the "de minimus" provisions of the Superfund law, representing minimal exposure.

(1) See the first paragraph of "Overview" section of Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations (page 9), regarding forward-looking comments

[Page 36]
The Mississippi Department of Environmental Quality ("MDEQ") initiated a demand on all railroads operating in Mississippi to clean up their refueling facilities and investigate any soil and groundwater impacts resulting from past refueling activities. KCSR has six facilities located in Mississippi. KCSR has developed a plan, together with the State of Mississippi, that will satisfy the MDEQ's initiative. Estimated costs to complete the studies and expected remediation have been provided for in the Company's consolidated financial statements and the resolution is not expected to have a material impact on the Company's consolidated results of operations or financial position.(1)

The Company has recorded liabilities with respect to various environmental issues, which represent its best estimates of remediation and restoration costs that may be required to comply with present laws and regulations. At December 31, 1996, these recorded liabilities were not material. Although these costs cannot be predicted with certainty, management believes that the ultimate outcome of identified matters will not have a material adverse effect on the Company's consolidated results of operations or financial condition.(1)

Regulatory Influence. In addition to the environmental agencies mentioned above, KCSR operations are regulated by the STB, various state regulatory agencies, and the Occupational Safety and Health Administration ("OSHA"). Prior to January 1, 1996, the Interstate Commerce Commission ("ICC") had jurisdiction over interstate rates charged, routes, service, issuance or guarantee of securities, extension or abandonment of rail lines, and consolidation, merger or acquisition of control of rail common carriers. As of January 1, 1996, Congress abolished the ICC and transferred regulatory responsibility to the STB. State agencies regulate some aspects of rail operations with respect to health and safety and in some instances, intrastate freight rates. OSHA has jurisdiction over certain health and safety features of railroad operations.

Financial Asset Management businesses are subject to a variety of regulatory requirements including, but not limited to, the rules and regulations of the U.S. Securities and Exchange Commission, and the guidelines set forth by the National Association of Securities Dealers.

The Company does not foresee that compliance with the requirements imposed by these agencies' standards under present statutes will impair its competitive capability or result in any material effect on operations.(1)

Stockholder Rights Plan. In September 1995, the Company's Board of Directors approved a Stockholder Rights Plan. The Board declared a dividend of one right for each share of the Company's common stock outstanding. Each right entitles the holder to purchase from the Company 1/1000th of a share of Series A Preferred Stock or in some circumstances, common stock, other securities, cash or other assets as the case may be, at a price of $210 per share, subject to adjustment. Distributions of the rights under the plan have no dilutive effect, do not affect reported earnings per share, are not taxable to the Company or stockholders and do not change the manner in which the Company's shares are presently traded. The rights will not be exercisable and will be inseparable from and trade automatically with the Company's common stock until certain events occur (as defined in the plan) which would trigger provisions of the rights. The full terms of the rights and associated Series A Preferred Stock are set forth in the Stockholder Rights Plan approved by the Board. The previous plan was terminated in 1994.

(1) See the first paragraph of "Overview" section of Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations (page 9), regarding forward-looking comments

[Page 37]
Inflation. Inflation has not had a significant impact on the Company's operations in the past three years. Generally accepted accounting principles require the use of historical costs. Replacement cost and related depreciation expense of the Company's property would be substantially higher than the historical costs reported. Any increase in expenses from these fixed costs, coupled with variable cost increases due to significant inflation, would be difficult to recover through price increases given the competitive environments of the Company's principal subsidiaries. See "Foreign Exchange Matters" above with respect to inflation in Mexico.

Strategic Review. KCSI, as a holding company, is responsible for the management of its primary assets - investments in its subsidiaries. Accordingly, KCSI management continually evaluates how to utilize the strength of the Company's business lines and capabilities, provide for future growth opportunities, and achieve the Company's financial objectives. This process has resulted in many significant actions, including: the Company's ongoing activities with respect to the Mexican rail privatization process; the December 1996 Gateway Western acquisition; the October 1996 Southern Capital joint venture transactions; the current common stock repurchase program; a continuing commitment to the mutual fund industry; and the October 1995 DST public offering. 1994 through 1996 have been, and future years will be, affected by these strategic activities. KCSI management's analysis and evaluation of the Company's strategic alternatives are expected to continue to present growth opportunities in future years.(1)

(1) See the first paragraph of "Overview" section of Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations (page 9), regarding forward-looking comments

[Page 38]
Item 8.   Financial Statements and Supplementary Data

Index to Financial Statements
                                                                 Page

Management Report on Responsibility for Financial Reporting. . . . 39

Financial Statements:

  Report of Independent Accountants. . . . . . . . . . . . . . .   39
  Consolidated Statements of Income for the three
   years ended December 31, 1996 . . . . . . . . . . . . . . .     40
  Consolidated Balance Sheets at December 31, 1996,
   1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . .     41
  Consolidated Statements of Cash Flows for the three
   years ended December 31, 1996 . . . . . . . . . . . . . . .     42
  Consolidated Statements of Changes in Stockholders'
   Equity for the three years ended December 31, 1996. . . . . .   43
  Notes to Consolidated Financial Statements . . . . . . . . .     44


Financial Statement Schedules:

  All schedules are omitted because they are not applicable, insignificant or the required information is shown in the consolidated financial statements or notes thereto.


  The consolidated financial statements and related notes, together with the Report of Independent Accountants, of DST Systems, Inc. (an approximate 41% owned affiliate of the Company accounted for under the equity method) for the year ended December 31, 1996, which are included in the DST Systems, Inc. Form 10-K for the year ended December 31, 1996 (Commission File No. 1-14036) and have been incorporated by reference in this Form 10-K as
  Exhibit 99.1, are hereby incorporated herein by reference.

[Page 39]

Management Report on Responsibility for Financial Reporting

The accompanying consolidated financial statements and related notes of Kansas City Southern Industries, Inc. and its subsidiaries were prepared by management in conformity with generally accepted accounting principles appropriate in the circumstances. In preparing the financial statements, management has made judgments and estimates based on currently available information. Management is responsible for not only the financial information, but also all other information in this Annual Report on Form 10-K. Representations contained elsewhere in this Annual Report on Form 10-K are consistent with the consolidated financial statements and related notes thereto.

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



Report of Independent Accountants

To the Board of Directors and Stockholders of Kansas City Southern Industries, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Kansas City Southern Industries, Inc. and its subsidiaries at December 31, 1996, 1995 and 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ Price Waterhouse LLP
Kansas City, Missouri
February 20, 1997


[Page 40]
                 KANSAS CITY SOUTHERN INDUSTRIES, INC.
                    CONSOLIDATED STATEMENTS OF INCOME
                         Years Ended December 31
              Dollars in Millions, Except per Share Amounts

                                         1996         1995           1994

Revenues                               $  847.3     $  775.2     $  1,088.4

Costs and expenses                        567.3        541.0          782.1
Depreciation and amortization              76.1         75.0          119.1

  Operating income                        203.9        159.2          187.2

Gain on sale of equity investment (Note 2)             296.3

Equity in net earnings of unconsolidated
  affiliates (Notes 4, 13):
    DST Systems, Inc.                      68.1         24.6
    Other                                   2.0          5.2           24.8
Interest expense                          (59.6)       (65.5)         (53.6)
Other, net                                 22.9         20.3           15.3

  Pretax income                           237.3        440.1          173.7

Income tax provision (Note 7)              70.6        192.9           63.5
Minority interest in consolidated
  earnings (Note 9)                        15.8         10.5            5.3

Net income                             $  150.9     $  236.7     $    104.9

Per Share Data:
Primary earnings per share             $   3.92     $   5.41     $     2.32

Weighted average primary common
  shares outstanding (in thousands)      38,427       43,737         45,061

Dividends per share
  Preferred                            $   1.00     $   1.00     $     1.00
  Common                               $    .40     $    .30     $      .30















          See accompanying notes to consolidated financial statements.

[Page 41]
                   KANSAS CITY SOUTHERN INDUSTRIES, INC.
                        CONSOLIDATED BALANCE SHEETS
                               at December 31
                            Dollars in Million

                                          1996          1995            1994
ASSETS
Current Assets:
   Cash and equivalents              $     22.9     $     31.8     $     12.7
   Accounts receivable, net (Note 5)      138.1          135.6          232.3
   Inventories                             39.3           39.8           46.6
   Other current assets (Note 5)           91.8           74.0           88.5

     Total current assets                 292.1          281.2          380.1

Investments held for
  operating purposes (Notes 2, 4)         335.2          272.1          214.6

Properties, net (Note 5)                1,219.3        1,281.9        1,415.3

Intangibles and Other
  Assets, net (Notes 2, 5)                237.5          204.4          220.8

   Total assets                      $  2,084.1     $  2,039.6     $  2,230.8


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Debt due within one year (Note 6) $      7.6     $     10.4     $     56.4
   Accounts and wages payable             102.6           96.9          140.8
   Accrued liabilities (Note 5)           134.4          213.1          142.4

     Total current liabilities            244.6          320.4          339.6

Other Liabilities:
   Long-term debt (Note 6)                637.5          633.8          928.8
   Deferred income taxes (Note 7)         337.7          303.6          204.2
   Other deferred credits (Note 2)        129.8           73.1           80.5
   Commitments and contingencies
     (Notes 2, 6, 7, 8, 9, 11, 12)


     Total other liabilities            1,105.0        1,010.5        1,213.5

Minority Interest in consolidated
  subsidiaries (Note 9)                    18.8           13.5           10.5

Stockholders' Equity:
   $25 par, 4% noncumulative,
   Preferred stock                          6.1            6.1            6.1
   $1 par, Series B convertible,
     Preferred stock (Note 8)               1.0            1.0            1.0
   $.01 par, Common stock (Notes 1, 8)      0.4            0.4            0.4
   Capital surplus                                       127.5          339.8
   Retained earnings                      883.3          753.8          530.1
   Net unrealized gain (loss)
     on investments                        24.9            6.4           (1.8)
   Shares held in trust (Note 8)         (200.0)        (200.0)        (200.0)
   ESOP deferred compensation                                            (8.4)


     Total stockholders'
       equity (Notes 1, 6, 8)             715.7          695.2          667.2

   Total liabilities and
     stockholders' equity            $  2,084.1     $  2,039.6    $   2,230.8



          See accompanying notes to consolidated financial statements.

[Page 42]
                  KANSAS CITY SOUTHERN INDUSTRIES, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                         Years Ended December 31
                           Dollars in Millions

                                              1996         1995        1994
CASH FLOWS PROVIDED BY (USED FOR):

Operating Activities:
Net income                                 $  150.9     $  236.7     $  104.9
Adjustments to net income:
  Depreciation and amortization                76.1         75.0        119.1
  Deferred income taxes                        18.6         99.0         20.0
  Equity in undistributed earnings            (66.4)       (29.8)       (23.9)
  Dividend from DST Systems, Inc.                          150.0
  Gain on sale of equity investment                       (296.3)
  Employee benefit and deferred compensation
    expenses not requiring operating cash      18.3          8.4          4.3
Changes in working capital items:
  Accounts receivable                          (2.5)        (2.4)       (35.8)
  Inventories                                   0.5          1.3          1.6
  Accounts and wages payable                    7.2         (5.5)        69.8
  Accrued liabilities                         (73.4)       106.7        (20.6)
  Other current assets                         (6.0)        (1.3)        (1.5)
Other, net                                     (2.3)        10.1         (0.5)
  Net                                         121.0        351.9        237.4


Investing Activities:
Property acquisitions                        (144.0)      (121.1)      (287.7)
Proceeds from disposal of property            187.0          9.9         19.2
Investments in and loans with affiliates      (41.9)       (94.5)       (24.6)
Net proceeds from DST Systems, Inc.
  public offering                                          112.1
 DST Systems, Inc. loan repayments                         164.1
Purchase of companies, net of cash acquired                             (42.6)
Purchase of short-term investments            (39.2)        (0.8)
Proceeds from disposal of other investments    55.7                       5.4
Other, net                                      3.3         (0.4)        (5.4)
  Net                                          20.9         69.3       (335.7)


Financing Activities:
Proceeds from issuance of long-term debt      233.7         97.8        200.6
Repayment of long-term debt                  (233.1)      (370.9)       (66.3)
Proceeds from stock plans                      14.6          7.1          4.9
Stock repurchased                            (151.3)      (127.0)       (10.3)
Cash dividends paid                           (14.8)        (9.9)       (13.3)
Other, net                                      0.1          0.8        (11.2)
  Net                                        (150.8)      (402.1)       104.4


Cash and Equivalents:
Net increase (decrease)                        (8.9)        19.1          6.1
At beginning of year                           31.8         12.7          6.6
At end of year (Note 3)                   $    22.9     $   31.8     $   12.7



           See accompanying notes to consolidated financial statements.

[Page 43]
                        KANSAS CITY SOUTHERN INDUSTRIES, INC.
              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                Dollars in Millions

                                                  Net un-
                                                 realized
                      $1 Par $.01                  gain          ESOP
              $25 Par Series Par                  (loss) Shares  de-
                Pre-  B Pre- Com-   Capi-    Re-    on    held  ferred
               ferred ferred mon    tal    tained invest-  in   compen-
                stock stock stock surplus earnings ments trust  sation   Total
Balance at Dec-
 ember 31, 1993  $6.1  $1.0 $30.9 $301.8 $439.0 $ 2.1 $(200.0) $(18.2) $562.7

Net income                                104.9                         104.9
Dividends                                 (13.3)                        (13.3)
Stock repurchased                  (10.3)                               (10.3)
Options exercised and
  stock subscribed            0.3   13.1                                 13.4
Stock plan shares issued
  from treasury               0.2    4.4                                  4.6
Establishment of a par
  value of common stock     (31.0)  31.0                                    -
Redemption of common
  stock rights                             (0.5)                         (0.5)
Contribution accruals                                             9.8     9.8
Unrealized losses on
  investments, net                               (3.9)                   (3.9)
Other                               (0.2)                                (0.2

Balance at Dec-
 ember 31, 1994   6.1   1.0   0.4  339.8  530.1  (1.8) (200.0)   (8.4)  667.2

Net income                                236.7                         236.7
Dividends                                 (13.0)                        (13.0)
Stock repurchased                 (138.9)                              (138.9)
Options exercised and
  stock subscribed                  11.9                                 11.9
Exchange of DST stock
   for KCSI stock held by
   ESOP (Notes 2, 3)               (84.8)                               (84.8)
Contribution accruals                                             8.4     8.4
Unrealized gains on
  investments, net                                8.2                     8.2
Other                               (0.5)                                (0.5)

Balance at Dec-
 ember 31, 1995   6.1   1.0   0.4  127.5  753.8   6.4  (200.0)      -   695.2

Net income                                150.9                         150.9
Dividends                                 (15.3)                        (15.3)
Stock repurchased                 (145.2)  (6.1)                       (151.3)
Stock plan shares issued
  from treasury                      5.9                                  5.9
Options exercised and
  stock subscribed                  11.8                                 11.8
Unrealized gains on
  investments, net                               18.5                    18.5

Balance at Dec-
 ember 31, 1996  $6.1  $1.0 $ 0.4 $    - $883.3 $24.9 $(200.0) $    -  $715.7

        See accompanying notes to consolidated financial statements.

[Page 44]
                   KANSAS CITY SOUTHERN INDUSTRIES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1. Significant Accounting Policies

Kansas City Southern Industries, Inc. ("Company" or "KCSI") is a diversified holding company, comprising businesses engaged in railroad transportation, through The Kansas City Southern Railway Company ("KCSR"), and Financial Asset Management, through its subsidiaries Janus Capital Corporation ("Janus") and Berger Associates, Inc. ("Berger"), as well as significant equity investments.
Note 13 further describes the operations of the Company.

The accounting and financial reporting policies of the Company conform with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Use of the term "Company" as described in these Notes to Consolidated Financial Statements means Kansas City Southern Industries, Inc. as a holding company and all of its consolidated subsidiary companies. Significant accounting and reporting policies are described below.

As a result of the public offering of DST Systems, Inc. ("DST"), formerly a wholly-owned and consolidated subsidiary of the Company, and associated transactions completed in November 1995, the Company reduced its ownership in DST to approximately 41% (see Note 2). Accordingly, the Company accounted for its investment in DST under the equity method for the year ended December 31, 1995 retroactive to January 1, 1995. Additionally, the Company realigned its business segments to reflect its ongoing focus on the KCSR and Financial Asset Management operations. In connection with this realignment, several of the Company's less significant consolidated subsidiaries are included in the Corporate & Other segment, together with the Company's equity investment in DST and other unconsolidated affiliates. DST is included as a consolidated subsidiary for the year ended December 31, 1994.

Principles of Consolidation. The consolidated financial statements generally include all majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the current year presentation.

The equity method of accounting is used for all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control interest; the cost method of accounting is generally used for investments of less than 20% voting control interest. In 1996, Gateway Western Railway Company ("Gateway Western"), whose stock is beneficially owned by KCS Transportation Company ("KCSTC," a wholly-owned subsidiary of the Company), has been accounted for under the equity method as a majority-owned unconsolidated subsidiary. If approval of the Company's purchase of Gateway Western is received from the Surface Transportation Board ("STB"), Gateway Western will become a consolidated subsidiary of the Company. See Note 2 for additional information on the Gateway Western acquisition.

Cash Equivalents. Short-term liquid investments with a maturity of generally three months or less are considered cash equivalents. Carrying value approximates market value due to the short-term nature of these investments.

Inventories. Materials and supplies inventories for transportation operations are valued at average cost.

[Page 45]
Properties and Depreciation. Properties are stated at cost. Additions and renewals constituting a unit of property are capitalized and all properties are depreciated over the estimated remaining life of such assets. Ordinary maintenance and repairs are charged to expense as incurred.

The cost of transportation equipment and road property normally retired, less salvage value, is charged to accumulated depreciation. Conversely, the cost of industrial and other property retired, and the cost of transportation property abnormally retired, together with accumulated depreciation thereon, are eliminated from the property accounts and the related gains or losses are reflected in earnings.

Depreciation for transportation operations is computed using composite straight-line rates for financial statement purposes. The STB approves the depreciation rates used by KCSR. KCSR evaluates depreciation rates for properties and equipment and implements approved rates. Periodic revisions of rates have not had a material effect on operating results. Unit depreciation methods, employing both accelerated and straight-line rates, are employed in other business segments. Accelerated depreciation is used for income tax purposes. The ranges of annual depreciation rates for financial statement purposes are:

  Transportation
   Road and structures                                     1%  -   20%
   Rolling stock and equipment                             1%  -   24%
  Other equipment                                          5%  -   33%
  Capitalized leases                                       5%  -   20%

The Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") effective January 1, 1996. The new statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill, as well as for long-lived assets and certain identifiable intangibles which are to be disposed. If events or changes in circumstances of a long-lived asset indicate that the carrying amount of an asset may not be recoverable, the Company must estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest) is lower than the carrying amount of the asset, an impairment loss must be recognized to the extent that the carrying amount of the asset exceeds its fair value. In accordance with SFAS 121, the Company will periodically evaluate the recoverability of its operating properties. The adoption of SFAS 121 did not have a material effect on the Company's financial position or results of operations.

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

[Page 46]
Intangibles. Intangibles principally represent the excess of cost over the fair value of net underlying assets of acquired companies using purchase accounting and are amortized using the straight-line method over periods
ranging from 5 to 40 years.   On an annual basis, the Company reviews the
recoverability of goodwill. The measurement of possible impairment is based primarily on the ability to recover the balance of the goodwill for each investment from expected future operating cash flows of each of the investments on a discounted basis.

Income Taxes. Deferred income tax effects of transactions reported in different periods for financial reporting and income tax return purposes are recorded under the liability method of accounting for income taxes. This method gives consideration to the future tax consequences of the deferred income tax items and immediately recognizes changes in income tax laws upon enactment. The income statement effect is generally derived from changes in deferred income taxes on the balance sheet.

Treasury Stock. The excess of par over cost of the Preferred shares held in Treasury is credited to capital surplus. Common shares held in Treasury are accounted for as if they were retired and the excess of cost over par value of such shares is charged to capital surplus, if available, and then to retained earnings.

Stock Plans. Proceeds received from the exercise of stock options or subscriptions are credited to the appropriate capital accounts in the year they are exercised.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") in October 1995. The new statement allows companies to continue under the approach set forth in Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"), for recognizing stock-based compensation expense in the financial statements, but encourages companies to adopt the new accounting method based on the estimated fair value of employee stock options. If a company elects to retain the current method under APB 25, pro forma disclosures of net income and earnings per share as if they had adopted the fair value accounting method under SFAS 123 are required. The Company has elected to retain its current accounting approach under APB 25, and has presented the applicable pro forma disclosures in Note 8 to the consolidated financial statements for the years ended December 31, 1996 and 1995 pursuant to the requirements of SFAS 123.

Indebtedness with respect to the leveraged Employee Stock Ownership Plan ("ESOP") was retired in full during 1995. Prior to its retirement, ESOP loan principal payments were accounted for as employee benefit expense, interest payments recorded as interest expense, and quarterly dividends paid from retained earnings on the ESOP stock used to partially service the ESOP loan. Because the ESOP loan was guaranteed by KCSI, the borrowings were reported as long-term debt and corresponding amounts, representing "ESOP deferred compensation," were reduced as the related compensation expense was recognized by the Company. All shares held in the ESOP are treated as outstanding for purposes of computing the Company's earnings per share.

Earnings Per Share. The Company uses the Primary method for computing earnings per share. The difference between the Primary and Fully-Diluted methods is not material.

[Page 47]
Stockholders' Equity. Information regarding the Company's capital stock at December 31, 1996 follows:

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

The Company's Series B Preferred stock, issued in 1993, has a $200 per share liquidation preference and is convertible to common stock at a ratio of 4 to 1 (see Note 8).

Shares outstanding are as follows at December 31, (in thousands):

                                               1996       1995       1994
   $25 Par, 4% noncumulative, Preferred stock    242        242        243
   $.01 Par, Common stock                     36,306     39,063     43,518

Retained earnings include equity in unremitted earnings of unconsolidated affiliates of $99.2, $34.7 and $78.3 million at December 31, 1996, 1995 and 1994, respectively.


Note 2. Acquisitions and Dispositions

Transportacion Ferroviaria Mexicana. In June 1996, the Company and Transportacion Maritima Mexicana, S.A. de C.V. ("TMM") formed Transportacion Ferroviaria Mexicana S. de R.L. de C.V. ("TFM"). TFM was formed to participate in the privatization of the Mexican rail industry. At December 31, 1996, the Company owned 49% of TFM. As discussed below, in January 1997, TMM and the Company entered into a letter of intent to sell approximately 24.5% of TFM to the Mexican Government ("Government"), which, upon completion of the sale, would reduce the Company's interest in TFM to approximately 37%. The Company accounts for TFM under the equity method.

On December 6, 1996, TFM, TMM and the Company announced that the Government had awarded to TFM the right to purchase 80% of the common stock of Ferrocarril del Noreste, S.A. de C.V. ("FNE") for approximately 11.072 billion Mexican pesos (approximately $1.4 billion U.S.). FNE holds the concession to operate Mexico's approximate 2,500 mile "Northeast Railway" for the next 50 years, with the option of a 50 year extension (subject to certain conditions).

The Northeast Railway is a strategically important rail link to Mexico and the North American Free Trade Agreement ("NAFTA") corridor. The line is estimated to transport approximately 40% of Mexico's rail cargo and is located next to primary north/south truck routes. The Northeast Railway directly links Mexico City and Monterrey, as well as Guadalajara (through trackage rights), with the ports of Lazaro Cardenas, Veracruz, Tampico, and the cities of Matamoros and Nuevo Laredo. Nuevo Laredo is a primary transportation gateway between Mexico and the United States. The Northeast Railway will connect in Laredo, Texas to the Union Pacific Railroad and the Texas-Mexican Railroad Company ("Tex-Mex"). The Tex-Mex is a wholly-owned subsidiary of Mexrail, Inc. ("Mexrail"), a 49% owned equity investment of the Company. The Tex-Mex links to KCSR at Beaumont, Texas through trackage rights. With the KCSR and Tex-Mex interchange at Beaumont, and through KCSR's connections with major rail carriers at various other points, KCSR has developed a NAFTA rail system which is expected to facilitate the economic integration of the North American marketplace.

[Page 48]
TFM deposited approximately $560 million U.S. with the Government on January 31, 1997 (representing approximately 40% of the purchase price) as the initial installment under the agreement to purchase FNE. The Company funded its proportionate amount (approximately $277 million U.S.) of the initial installment as a capital contribution to TFM using borrowings under existing lines of credit. The Government has transferred to TFM 32% of the stock of FNE and deposited an additional 48% of the stock in trust pending receipt of the final installment of the purchase price from TFM. The remaining 20% of FNE will be retained by the Government. The Government has the option of selling its 20% interest through a public offering, or selling it to TFM subsequent to October 31, 2003 at the share price paid by TFM indexed for inflation at the Mexican Base Rate (i.e., the Unidad de Inversiones (UDI) published by Banco de Mexico). In the event that TFM does not purchase the Government's 20% interest, TMM and KCSI are obligated to purchase the interest in proportion to their ownership interest in TFM.

The remaining 60% of the purchase price will be paid when TFM gains operational control of the Northeast Railway, but in no case later than July 16, 1997. TFM (through FNE) has entered into a letter of intent with an investment banking institution to finance the majority of this remaining amount through a combination of a senior bank facility, a high yield note offering, and (if necessary) a high yield bridge loan facility. Together with a line of credit, the arrangements are expected to make available to TFM approximately $875 million. The terms of the letter of intent include a possible capital call of $150 million from TMM and the Company if certain performance benchmarks, to be agreed upon, are not met. The Company would be responsible for approximately $74 million of the capital call.

Concurrent with the arrangement of financing for TFM, TMM and the Company entered into a letter of intent to sell approximately 24.5% of TFM to the Government for approximately $200 million U.S. The letter of intent contemplates that the Government's interest would have limited voting rights, and that TMM and the Company would have a call option, which could be exercised at the share price paid by the Government plus a (U.S. dollar-denominated) interest factor based on one-year U.S. Treasury securities. The proceeds from the Government will be used to finance a portion of the FNE purchase price. As noted above, upon completion of the transaction, the Company's interest in TFM would be reduced from 49% to approximately 37%.

In the event that the proceeds from the proposed debt financing and sale of 24.5% of TFM to the Government do not provide funds sufficient for TFM to make the final installment of the purchase price, the Company may be required to make additional capital contributions. In order to hedge against a portion of the Company's exposure to a strengthening Mexican peso, in February 1997, the Company entered into a $98 million forward contract to purchase Mexican pesos. The contract matures in July 1997. Any gain or loss associated with this contract will be deferred until maturity and accounted for as a component of the Company's investment in TFM. This contract is intended to hedge only a portion of the Company's exposure related to the final installment of the purchase price and not any other transactions or balances. See Note 11 for additional information.

Upon completion of TFM's purchase of 80% of FNE, the Company expects that its investment in TFM will total approximately $300 million.

Management expects to record losses associated with its investment in TFM during the initial years of TFM's operation (through FNE) of the Northeast Railway.

Gateway Western Acquisition. In December 1996, KCSTC (a wholly-owned subsidiary of the Company) acquired beneficial ownership of the outstanding stock of the Gateway Western, a regional rail carrier with operations from Kansas City, Missouri to East St. Louis and Springfield, Illinois. Gateway Western also has restricted haulage rights between Springfield and Chicago from the Southern Pacific Rail Corporation. The acquisition will be accounted for under the purchase method. The consideration paid for Gateway Western (including various acquisition costs and liabilities) was approximately $12.2 million, which, based on initial purchase price allocations, exceeded the fair value of the underlying net assets by approximately $12.1 million. The resulting intangible will be amortized over a period of 40 years.

[Page 49]
The stock acquired by KCSTC will be held in an independent voting trust until the Company receives approval from the STB on the proposed transaction. The approval process is expected to take approximately five months. If approved, the voting trust will be dissolved and the shares transferred to KCSTC; however, if the acquisition is not approved, the shares would have to be disposed to a non-affiliated third party. While the Gateway Western stock is held in trust, the Company will account for Gateway Western under the equity method as a majority-owned unconsolidated subsidiary. If the shares are transferred to KCSTC, final purchase price allocations will be completed and Gateway Western will become a consolidated subsidiary reported within the KCSR segment.

Under a prior agreement with The Atchison, Topeka & Santa Fe Railway Company, Burlington Northern Santa Fe Corporation has the option of purchasing the assets of Gateway Western (based on a fixed formula in the agreement) through the year 2004.

Assuming the transaction had been completed January 1, 1996, inclusion of Gateway Western results on a pro forma basis, as of and for the year ended December 31, 1996, would not have been material to the Company's consolidated results of operations.

Southern Capital Corporation, LLC Joint Venture. On October 21, 1996, the Company and GATX Capital Corporation ("GATX") completed the transactions for the formation and financing of a joint venture to perform certain leasing and financing activities. The venture, Southern Capital Corporation, LLC ("Southern Capital"), was formed through a GATX contribution of $25 million in cash, and a Company contribution (through its subsidiaries KCSR and Carland, Inc.) of $25 million in net assets, comprising a negotiated fair value of locomotives and rolling stock and long-term indebtedness owed to KCSI and its subsidiaries. In an associated transaction, Southern Leasing Corporation (an indirect wholly-owned subsidiary of the Company prior to dissolution in October 1996), sold to Southern Capital approximately $75 million of loan portfolio assets and rail equipment at fair value which approximated historical cost.

As a result of these transactions and subsequent repayment by Southern Capital of indebtedness owed to KCSI and its subsidiaries, the Company received cash which exceeded the net book value of its assets by approximately $47.2 million. Concurrent with the formation of the joint venture, KCSR entered into operating leases with Southern Capital for the majority of the rail equipment acquired by or contributed to Southern Accordingly, this excess fair value over book value is being recognized over the terms of the leases.

The cash received by the Company was used to reduce outstanding indebtedness by approximately $217 million, after consideration of applicable income taxes, through repayments on various lines of credit and subsidiary indebtedness.
The Company reports its 50% ownership interest in Southern Capital under the equity method of accounting. See Note 3 for additional information.

DST Public Offering. On October 31, 1995, DST and the Company effected an initial public offering for a total of 22 million shares of DST common stock. The initial offering price was $21 per share. Of the 22 million shares, 19,450,000 and 2,550,000 were offered by DST and the Company, respectively.
On November 6, 1995, an over-allotment option, granted by the Company to the underwriters, for an additional 3,300,000 DST shares owned by the Company was
exercised, effectively completing the DST offering.   The approximate $384.0
million net proceeds received by DST were used to reduce outstanding indebtedness to the Company, borrowings on bank credit lines, and for working capital. The approximate $276 million in proceeds received by the Company from sale of DST stock and repayment of indebtedness by DST have been used for repayment of debt, repurchase of Company common stock and general corporate purposes. In conjunction with the offering, the Company completed an exchange of 4,253,508 shares of DST common stock for 1,820,000 shares of Company common stock held by the DST portion of the ESOP. The 1,820,000 shares received in the exchange have been accounted for as treasury shares by the Company. With the completion of all associated transactions, the Company's ownership in DST was reduced to approximately 41%, and a pretax gain of approximately $296.3 million was recognized during fourth quarter 1995. The Company recorded approximately $78.6 million in income taxes currently payable and $73.1 million in deferred income taxes in connection with the public offering and associated transactions, resulting in an after-tax gain of approximately $144.6 million.

[Page 50]
Upon completion of the public offering, DST was no longer included in the Company's consolidation, and was accounted for as an equity investment (in accordance with the Company's accounting policy described more fully in Note
1) in the Consolidated Statement of Income for the year ended December 31, 1995 as if it was an unconsolidated subsidiary as of January 1, 1995. The Consolidated Statement of Income for the year ended December 31, 1994 reflects DST as a consolidated subsidiary of the Company.

In order to provide a more relevant comparison of the current operations of the Company to 1994, selected financial information for the year ended December 31, 1994 has been reclassified below to reflect DST as a 100% owned unconsolidated subsidiary accounted for under the equity method. The information reflected below was derived by: i) eliminating all DST assets, liabilities and the various income statement line items from historical consolidated KCSI results; ii) considering the effects of elimination entries required for consolidation; and iii) including only the Company's investment in DST (as an equity investment) and the equity in earnings of DST for the year ended December 31, 1994. This information does not include any pro forma adjustments which would be required to fully reflect the effects of the DST stock offering as if it had occurred on January 1, 1994.

                                                                  1994
                                                            (in millions)
 Financial Condition:

 Current assets                                                $   256.0
 Investments held for operating purposes                           397.6
 Properties, net                                                 1,233.9
 Intangibles and other assets, net                                 169.8

     Total assets                                              $ 2,057.3

 Current liabilities                                           $   218.8
 Long-term debt                                                    895.3
 Other non-current liabilities                                     276.0
 Stockholders' equity                                              667.2

     Total liabilities and stockholders' equity                $ 2,057.3

 Operating results:

 Revenues                                                      $   691.2
 Costs and expenses                                                473.5
 Depreciation and amortization                                      61.8

     Operating Income                                              155.9
 Equity in net earnings of unconsolidated affiliates                32.3
 Interest expense                                                  (48.0)
 Other, net                                                         20.2

     Pretax income                                                 160.4
 Income tax provision                                               49.1
 Minority interest in consolidated earnings                          6.4

     Net income                                                 $  104.9

[Page 51]
Mexrail Investment. In November 1995, the Company purchased 49% of the common stock of Mexrail from TMM. Mexrail owns 100% of the Tex-Mex, as well as certain other assets. The Tex-Mex operates a 157 mile rail line extending from Corpus Christi to Laredo, Texas, with trackage rights to Beaumont, Texas. The purchase price of $23 million was financed through the Company's existing lines of credit. The investment is accounted for under the equity method.
The transaction resulted in the recording of intangibles (approximately $9.8 million) as the purchase price exceeded the fair value of underlying net assets. The intangible amounts are being amortized over a period of 40 years. Assuming the transaction had been completed January 1, 1995, inclusion of Mexrail results on a pro forma basis, as of and for the year ended December 31, 1995, would not have been material to the Company's consolidated results of operations.

Berger. In October 1994, the Company completed the acquisition of a controlling interest in Berger. The Company made payments of $47.5 million in cash, pursuant to a Stock Purchase Agreement (the "Agreement"). The Agreement also provides for additional purchase price payments, totaling approximately $62.4 million, contingent upon attaining certain levels (up to $10 billion) of assets under management, as defined in the Agreement, over a five year period. Any contingent payments will be reflected as an adjustment to the purchase price.

The acquisition, which was accounted for as a purchase, increased the Company's ownership in Berger from approximately 18% to over 80%. Adjustments to appropriate asset and liability balances were recorded based upon estimated fair values of such assets and liabilities. The transaction resulted in the recording of intangibles as the purchase price exceeded the fair value of underlying tangible assets. In 1996 and 1995, contingent payments were made totaling $23.9 and $3.1 million, respectively, resulting in adjustment to the purchase price recorded, and therefore, an increase in intangibles. The intangible amounts are being amortized over their estimated economic life of 15 years.

The financial statements of Berger were consolidated into the Company effective with the closing of the transaction. Assuming the transaction had been completed on January 1, 1994, the addition of Berger's revenues and net income, including adjustments to reflect the effects of the acquisition on a pro forma basis, as of and for the year ended December 31, 1994, would not have been material to the Company's consolidated results of operations.

In January 1997, KCSI's ownership in Berger increased to approximately 87% due to Berger's repurchase of its common stock (for treasury) from a minority shareholder. The Company recorded $8.7 million in intangibles in connection with this transaction, which will be amortized over 15 years.

DST Transactions. On August 1, 1996, The Continuum Company, Inc. ("Continuum"), formerly an approximate 23% owned DST equity affiliate, merged with Computer Sciences Corporation ("CSC," a publicly traded company) in a tax-free share exchange. In exchange for its ownership interest in Continuum, DST received approximately 4.3 million shares (representing an approximate 6% interest) of CSC common stock.

As a result of the transaction, the Company's earnings for the year ended December 31, 1996 include approximately $47.7 million (after-tax), or $1.24 per share, representing the Company's proportionate share of the one time gain recognized by DST in connection with the merger. Continuum ceased to be an equity affiliate of DST, thereby eliminating any future Continuum equity affiliate earnings or losses. DST recognized equity losses in Continuum of $4.9 million for the first six months of 1996 and $1.1 million for the year ended December 31, 1995. DST recognized $5.0 million in equity earnings from Continuum in 1994. DST did not receive any dividends from CSC in 1996, consistent with historical CSC practice.

[Page 52]
On January 31, 1995, DST completed the sale of its 50% interest in Investors Fiduciary Trust Company Holdings, Inc. ("IFTC"), which wholly-owns Investors Fiduciary Trust Company, to State Street Boston Corporation ("State Street"). At closing, DST received 2,986,111 shares of State Street common stock in a tax-free exchange (representing an approximate 4% ownership interest in State Street). As a result of this transaction, equity earnings from DST include a net gain of $4.7 million, after consideration of appropriate tax effects. With the closing of the transaction, IFTC ceased to be an unconsolidated affiliate of DST and no further equity in earnings of IFTC have been recorded by DST. The Company recognized equity in earnings from IFTC of $6.5 million in 1994. DST received approximately $2.2 and $1.5 million in dividends from State Street during 1996 and 1995, respectively.


Note 3. Supplemental Cash Flow Disclosures

Supplemental Disclosures of Cash Flow Information.

                                      1996         1995        1994
Cash payments (in millions):
  Interest                         $   56.0     $   72.0     $   67.5
  Income taxes                        121.0         20.0         15.5

Supplemental Schedule of Noncash Investing and Financing Activities. In connection with the Southern Capital joint venture formation, the Company (through its subsidiaries KCSR, Carland, Inc. and Southern Leasing Corporation) contributed/sold to Southern Capital rail equipment, current and non-current loan portfolio assets, and long-term indebtedness owed to KCSI and its subsidiaries (see Note 2). Southern Capital repaid the indebtedness owed KCSI and its subsidiaries with borrowings under Southern Capital's credit facility. Cash received by KCSI from Southern Capital of approximately $224 million is reflected in the Consolidated Statement of Cash Flows for the year ended December 31, 1996 as proceeds from disposal of property ($184 million) and proceeds from disposal of other investments ($40 million). The Company accrued for expected income taxes on the transaction and, as described in Note 2, deferred the excess cash received over the book value of the assets contributed and sold.

The Company accrued a liability for the donation of 300,000 shares of DST common stock to a charitable trust in December 1995. These shares were delivered to the charitable trust in January 1996, resulting in a reduction in the Company's investment in DST and associated liabilities.

Company subsidiaries and affiliates hold various investments which are accounted for as "available for sale" securities as defined in Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). The Company records its proportionate share of any unrealized gains or losses related to these investments, net of taxes, in stockholders' equity. Stockholders' equity increased $18.5 and $8.2 million in 1996 and 1995, respectively, and decreased $3.9 million in 1994, as a result of unrealized gains or losses related to these investments.

The Company's Board of Directors declared a quarterly dividend on November 14, 1996 totaling approximately $3.6 million, payable on January 2, 1997. Accordingly, the dividend declaration reduced retained earnings and established a liability as of December 31, 1996, requiring no cash outlay until 1997.

On November 15, 1995, the Company's Board of Directors declared a quarterly dividend totaling approximately $3.1 million, payable on January 2, 1996. The dividend declaration reduced retained earnings and established a liability as of December 31, 1995.

[Page 53]
In first quarter 1996, the Company issued approximately 101,800 shares of KCSI common stock under the Eighth Offering of the Employee Stock Purchase Plan ("ESPP"). These shares, totaling a purchase price of approximately $3.8 million, were subscribed and paid for through employee payroll deductions in 1994 and 1995.

In fourth quarter 1995, KCSI issued approximately 53,950 shares of common stock under the Eighth Offering of the ESPP. These shares, totaling a purchase price of approximately $2.1 million, were subscribed and paid for through employee payroll deductions in 1994 and 1995.

In first quarter of 1994, KCSI issued approximately 234,000 shares of common stock under the Seventh Offering of the ESPP. These shares, totaling a purchase price of approximately $4.6 million, were subscribed and paid for through employee payroll deductions in 1993.

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

As described in greater detail in Note 6, the Company issued $100 million in Debentures in 1995. As part of this transaction, the Company incurred $2.2 million in discount and underwriting fees which were transferred directly to the underwriter. The discount and underwriting fees represent non-cash amounts, which are being amortized over the term of the Debentures.

Property acquired under capital leases was $3.4 million for 1994. Such acquisitions require no direct outlay of cash.


Note 4. Investments

Investments held for operating purposes include investments in unconsolidated affiliates as follows (in millions):

                            Percentage
                            Ownership
Company Name             December 31, 1996            Carrying Value
                                               1996         1995        1994
DST (a)                        41%          $  283.5     $  189.9     $    -
Southern Capital               50%              25.5
Mexrail (b)                    49%              14.1         22.4
TFM (c)                        49%               2.7
Gateway Western (d)           100%               0.1
Midland (e)                                                  10.2         4.8
Various DST investments (f)                                             149.7
Equipment finance receivables                                41.8        40.0
Other                                           11.3         10.8        23.0
Market valuation allowances                     (2.0)        (3.0)       (2.9)
  Total (g)                                 $  335.2     $  272.1     $ 214.6

[Page 54]
(a) As a result of the DST public offering and associated transactions completed in November 1995 (discussed in Note 2), the Company's investment in DST was reduced to approximately 41%. Fair market value at December 31, 1996 (based on the New York Stock Exchange closing market price) was approximately $633.7 million

(b) During 1996, purchase price allocations were completed, and resulted in reclassification of $9.1 million from investments to intangibles, representing excess purchase price over fair value of underlying net assets

(c) In January 1997, the Company, together with TMM, entered into a letter of intent to sell approximately 24.5% of TFM to the Mexican Government. Upon completion of the sale, the Company's ownership in TFM would be reduced to approximately 37% (see Note 2)

(d) Gateway Western will be reported as an unconsolidated subsidiary until the Company receives approval for the purchase from the STB, which is still pending (see Note 2)

(e) Midland, comprising Midland Data Systems, Inc. and Midland Loan Services, L.P., both formerly 45% owned KCSI affiliates, was sold in April 1996

(f)  Owned by DST or a subsidiary of DST.  DST was consolidated in 1994

(g) Fair market value is not readily determinable for investments other than noted above, and in the opinion of management, market value approximates carrying value

Additionally, DST holds investments in the common stock of State Street and CSC, which are accounted for as "available for sale" securities as defined by SFAS 115. The Company records its proportionate share of any unrealized DST gains or losses related to State Street and CSC, net of taxes, in stockholders' equity.

Transactions With and Between Unconsolidated Affiliates. In connection with the October 1996 formation of the Southern Capital joint venture, KCSR entered into operating leases with Southern Capital for locomotives and rolling stock at rental rates management believes reflect market. KCSR paid Southern Capital $4.5 million under these operating leases in 1996. Additionally, Southern Group, Inc. ("SGI"), a wholly-owned subsidiary of KCSR, entered into a contract with Southern Capital to manage the loan portfolio assets held by Southern Capital, as well as to perform general administrative and accounting functions for the venture. Payments under this contract were not material to the Company in 1996.

Throughout 1996, the Company repurchased KCSI common stock owned by DST's portion of the ESOP and DST's Profit Sharing Plan. In total, 535,000 shares were repurchased for approximately $24.2 million.

Together, Janus and Berger recognized approximately $5.4 and $4.5 million in 1996 and 1995, respectively, in expenses associated with various services provided by DST and its subsidiaries and affiliates.

DST had loans outstanding to the Company throughout the first ten months of 1995, which were repaid in connection with the public offering. The Company recognized approximately $8.8 million in interest income related to this indebtedness during 1995. Additionally, DST paid a special dividend of $150 million to the Company in May 1995.

During 1995, DST sold its interest in Midland to the Company. In April 1996, the Company sold its Midland investments, resulting in an after-tax gain of $1.7 million.

DST revenues associated with its unconsolidated affiliates were $76 million for 1994. Accounts receivable in 1994 include amounts due from unconsolidated affiliates of $14 million related to services provided by DST in the ordinary course of business and payable at usual trade terms.

[Page 55]
Financial Information. Combined financial information of all unconsolidated affiliates, principally DST in 1996 and 1995 and DST-related affiliates in 1994, which the Company and its subsidiaries account for under the equity method, is as follows (in millions):


                                               1996         1995         1994

Investment in unconsolidated affiliates   $   325.9     $  221.3     $   166.5

Equity in net assets of
  unconsolidated affiliates                   320.4        209.5         159.1

Dividends and distributions received
  from unconsolidated affiliates                3.7        150.0           0.9

Financial condition:

  Current assets                          $   236.9     $  250.3     $ 1,129.7
  Non-current assets                        1,256.2        569.9         143.6

     Assets                               $ 1,493.1     $  820.2     $ 1,273.3


  Current liabilities                     $   157.7     $  178.4     $   933.9
  Non-current liabilities                     564.8        162.6          73.2
  Equity of stockholders and partners         770.6        479.2         266.2

     Liabilities and equity               $ 1,493.1     $  820.2     $ 1,273.3


Operating results:

  Revenues                                $   657.2     $  542.0     $   652.1

  Costs and expenses                      $   585.8     $  477.1     $   597.3

  Net Income                              $   172.1 (i) $   40.0     $    54.8


(i) Significant increase over 1995 and 1994 is attributable to the one time gain recorded by DST as a result of the merger of its Continuum investment in third quarter 1996 (see Note 2)


Generally, the difference between the carrying amount of the Company's investment in unconsolidated affiliates and the underlying equity in net assets is attributable to certain equity investments whose carrying amounts have been reduced to zero, and report a net deficit. However, in 1995, the larger difference between the carrying amount and the underlying equity in net assets of unconsolidated affiliates was a result of initial purchase price allocations related to the Mexrail acquisition. Upon completion of the purchase price allocation in 1996, $9.1 million was reclassified from investments to intangibles, representing excess purchase price over fair value of underlying net assets (see Note 2).

[Page 56]
Financial information with respect to DST in 1996 and 1995 and for IFTC in 1994, which are included in the amounts shown above, is as follows (in millions):


                                                 DST               IFTC
                                         1996         1995         1994
Financial condition:
  Current assets                      $   201.3     $  188.5     $  814.0
  Non-current assets                      920.3        561.0          4.5

     Assets                           $ 1,121.6     $  749.5     $  818.5

  Current liabilities                 $   129.3     $  133.2     $  712.6
  Non-current liabilities                 297.1        150.0

  Equity of stockholders                  695.2        466.3        105.9

     Liabilities and equity           $ 1,121.6     $  749.5     $  818.5

Operating results:
  Revenues                            $   580.8     $  484.1     $   63.6

  Costs and expenses                  $   523.8     $  443.3     $   50.7

  Net income                          $   167.2 (i) $   27.7     $   12.9

(i) Significant increase over 1995 is attributable to the one time gain recorded by DST as a result of the merger of its Continuum investment in third quarter 1996 (see Note 2)

Other. Interest income on cash and equivalents and short-term investments was $4.9, $2.8 and $2.5 million in 1996, 1995 and 1994, respectively.


Note 5. Other Balance Sheet Captions

Accounts Receivable. Accounts receivable include the following allowances (in millions):

                                         1996         1995         1994
Accounts receivable                   $   141.4     $  140.2     $  237.6
Allowance for doubtful accounts            (3.3)        (4.6)        (5.3)

Accounts receivable, net              $   138.1     $   135.6    $  232.3
Doubtful accounts expense             $     1.4     $     1.8    $    3.3


Other Current Assets. Other current assets include the following items (in millions):

                                          1996         1995         1994
Maturities of equipment finance receivables
  (Southern Leasing Corporation)      $       -     $   27.0     $   25.4
Deferred income taxes                       8.6         10.6         17.9
Marketable investments
  (cost approximates market)               67.8         26.8         17.7
Other                                      15.4          9.6         27.5

  Total                               $    91.8     $   74.0     $   88.5

[Page 57]
Properties. Properties and related accumulated depreciation and amortization are summarized below (in millions):

                                           1996          1995          1994
Properties, at cost
 KCSR
  Road properties                       $ 1,274.3     $ 1,206.2     $ 1,173.3
  Equipment, including
    $15.4, $15.4 and $15.5
    financed under capital leases           286.5         459.3         431.3
  Land and Facilities                         3.6           2.8           2.8
 Financial Asset Management, including
  $1.4, $1.4 and $1.6 equipment
  financed under capital leases              35.4          35.0          30.1
 Information & Transaction Processing,
  including $5.9 equipment financed
  under capital leases in 1994                                          351.0
 Corporate & Other                          110.8         116.7         112.8

  Total                                 $ 1,710.6     $ 1,820.0     $ 2,101.3

Accumulated depreciation and amortization
 KCSR
  Road properties                       $   309.5     $   281.7     $   280.2
  Equipment, including $10.2,
    $9.5 and $8.9 for capital leases        106.0         187.8         178.4
  Facilities                                  0.7           0.4           0.4
 Financial Asset Management,
  including $1.4, $1.0 and $0.8
  for equipment capital leases               26.8          21.8          14.5
 Information & Transaction Processing,
  including $4.4 for equipment
  capital leases in 1994                                                169.6
 Corporate & Other                           48.3          46.4          42.9

  Total                                 $   491.3     $   538.1     $   686.0

    Net Properties                      $ 1,219.3     $ 1,281.9     $ 1,415.3


Intangibles and Other Assets. Intangibles and other assets include the following items (in millions):

                                            1996          1995          1994
Intangibles                             $   250.3     $   202.9     $   244.9
Accumulated amortization                    (40.6)        (29.2)        (39.8)
  Net                                       209.7         173.7         205.1
Other assets                                 27.8          30.7          15.7

  Total                                 $   237.5     $   204.4     $   220.8

[Page 58]
Accrued Liabilities. Accrued liabilities include the following items (in millions):


                                               1996         1995        1994
Prepaid freight charges due other railroads   $  26.1     $  36.8     $  35.1
Current interest payable on indebtedness         15.2        16.3        25.4
Federal income taxes currently payable            0.8        66.4         0.3
Contract allowances                              14.0         5.1         3.4
Other                                            78.3        88.5        78.2

     Total                                    $ 134.4     $ 213.1     $ 142.4

Note 6. Long-Term Debt

Indebtedness Outstanding. Long-term debt and pertinent provisions follow (in millions):

                                               1996         1995       1994
KCSI
Competitive Advance & Revolving Credit
 Facilities, through May 2000                 $  40.0     $    -     $ 319.0
 Rates: Below Prime
Notes and Debentures, due July
 1998 to December 2025                          500.0       500.0      400.0
 Unamortized discount                            (3.0)       (3.4)      (2.3)
 Rates: 5.75% to 8.80%
ESOP secured term loan                                                  13.2
KCSR
Equipment trust indebtedness, due
 serially to June 2009                           96.1       104.7      115.4
 Rates: 7.15% to 15.00%
Subordinated and senior notes and short-term
 renewable lease financing working capital lines              1.6       19.6
DST
Secured and unsecured term loans,
 promissory and mortgage notes                                          59.2
Other
Short-term renewable lease
 financing working capital lines                             29.0       38.7
Subordinated and senior notes,
 and industrial revenue bonds, due
 November 1997 to May 2004                       12.0        12.3       22.4
 Rates: 7.13% to 9.93%

Total                                           645.1       644.2      985.2

Less: debt due within one year                    7.6        10.4       56.4

Long-term debt                                $ 637.5     $ 633.8    $ 928.8

[Page 59]
KCSI Credit Agreements. The Company's lines of credit at December 31, 1996 follow (in millions):

                               Commitment         Lines of Credit
                                   Fee            Total       Unused
  KCSI                         .07 to .25%      $  515.0     $  475.0
  KCSR                              .1875%           5.0          5.0
       Total                                    $  520.0     $  480.0

On May 5, 1995, the Company established a new credit agreement in the amount of $400 million. The credit agreement replaced approximately $420 million of then existing Company credit agreements which had been in place for varying periods since 1992 (see below). Proceeds of the facility have been and are anticipated to be used for general corporate purposes. The agreement contains a facility fee ranging from .07 - .25% per annum, interest rates below prime and terms ranging from one to five years. The Company also has various other lines of credit lines totaling $120 million. These additional lines, which are available for general corporate purposes, have interest rates below prime and terms of less than one year. At December 31, 1996, the Company had $40 million outstanding under its various lines of credit. Among other provisions, the agreements limit subsidiary indebtedness and sale of assets, and require certain coverage ratios to be maintained.

As discussed in Note 2, in January 1997, the Company made an approximate $277 million capital contribution to TFM, representing the Company's proportionate amount of the initial payment required of TFM by the Mexican Government for the purchase of FNE. This payment was funded using borrowings under the Company's lines of credit.

During 1994 and 1993, the Company established or increased credit agreements with several lending institutions, which increased the Company's borrowing ability to approximately $450 million. The agreements bore interest rates below prime. Proceeds from these agreements were used to finance the Berger and MidSouth Corporation ("MidSouth") acquisitions, refinance certain MidSouth indebtedness, and for general corporate purposes. All of these agreements were replaced by the new credit agreement established on May 5, 1995 as discussed above.

Public Debt Transactions. On December 18, 1995, the Company issued $100 million of 7% Debentures due 2025. The Debentures are redeemable at the option of the Company at any time, in whole or in part, at a redemption price equal to the greater of (a) 100% of the principal amount of such Debentures or
(b) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the date of redemption on a semiannual basis at the Treasury Rate (as defined in the Debentures agreement) plus 20 basis points, and in each case accrued interest thereon to the date of redemption. The net proceeds of this transaction were used to repay indebtedness on the Company's existing lines of credit and for the repurchase of KCSI common stock.

Other Company public indebtedness includes $100 million of 5.75% Notes due in 1998; $100 million of 6.625% Notes due in 2005; $100 million of 7.875% Notes due 2002; and $100 million of 8.8% Debentures due 2022. The various Notes are not redeemable prior to their respective maturities. The 8.8% Debentures are redeemable on or after July 1, 2002 at a premium of 104.04%, which declines to par on or after July 1, 2012.

These various debt transactions were issued at a total discount of $4.1 million. This discount is being amortized over the respective debt maturities on a straight-line basis, which is not materially different from the interest method. Deferred debt issue costs incurred in connection with these various transactions (totaling approximately $4.8 million) are also being amortized on a straight-line basis over the respective debt maturities.

[Page 60]
KCSI ESOP.  In 1988, the Company established a $39 million leveraged ESOP (see
Note 8).  Related indebtedness was guaranteed by the Company.

In 1995, the Company retired the remaining ESOP indebtedness through contributions totaling $13.2 million, which included $9.0 million in accelerated payments.

KCSR Indebtedness. KCSR has purchased rolling stock under conditional sales agreements, equipment trust certificates and capitalized lease obligations, which equipment has been pledged as collateral for the related indebtedness.

Other Agreements, Guarantees, Provisions and Restrictions. As of December 31, 1996, the Company is a guarantor of approximately $40 million principal indebtedness of Gateway Western. As discussed in Note 2, if the Company receives approval for the acquisition of Gateway Western from the STB, the assets and liabilities, including this indebtedness, of Gateway Western will be included in the Company's consolidated financial statements.

As previously noted, the Company has debt agreements containing restrictions on subsidiary indebtedness, advances and transfers of assets, and sale and leaseback transactions, as well as requiring compliance with various financial covenants. At December 31, 1996, the Company was in compliance with the provisions and restrictions of these agreements. Because of certain financial covenants contained in the credit agreements, however, maximum utilization of the Company's available lines of credit may be restricted. Unrestricted retained earnings at December 31, 1996 were $285.6 million.

Leases and Debt Maturities. The Company and its subsidiaries lease transportation equipment, and office and other operating facilities under various capital and operating leases. Rental expenses under operating leases were $42, $30 and $53 million for the years 1996, 1995 and 1994, respectively. As more fully described in Note 2, in connection with the Southern Capital joint venture transactions completed in October 1996, KCSR entered into operating leases with Southern Capital for locomotives and railroad rolling stock. Accordingly, 1997 and future years' rental expenses under operating leases are expected to increase.

Minimum annual payments and present value thereof under existing capital leases, other debt maturities, and minimum annual rental commitments under noncancellable operating leases, are as follows (in millions):

                       Capital Leases
                Minimum                Net
                 Lease      Less     Present     Other               Operating
                Payments  Interest    Value       Debt      Total      Leases
1997           $   1.4    $   0.4    $   1.0    $   6.6    $   7.6    $  53.9
1998               0.9        0.4        0.5      109.8      110.3       51.1
1999               0.8        0.4        0.4        9.8       10.2       43.3
2000               0.8        0.3        0.5        9.7       10.2       39.5
2001               0.8        0.3        0.5       11.4       11.9       37.4
Later years        4.2        1.1        3.1      491.8      494.9      155.4

Total          $   8.9    $   2.9    $   6.0    $ 639.1    $ 645.1    $ 380.6

Fair Value of Long-Term Debt. Based upon the borrowing rates currently available to the Company and its subsidiaries for indebtedness with similar terms and average maturities, the fair value of long-term debt was approximately $663, $679 and $959 million at December 31, 1996, 1995 and 1994, respectively.

[Page 61]
Note 7. Income Taxes

Under the liability method of accounting for income taxes specified by Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," the deferred tax liability is determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Generally, deferred tax expense is the result of changes in the liability for deferred taxes.

Tax Expense. Income tax expense attributable to continuing operations consists of the following components (in millions):

                                      1996          1995         1994
Current
  Federal                           $   45.6     $   78.7     $   40.2
  State and local                        6.4         15.2          3.3

     Total current                      52.0         93.9         43.5

Deferred
  Federal                               15.7         86.2         16.0
  State and local                        2.9         12.8          4.0

     Total deferred                     18.6         99.0         20.0

Total income tax provision          $   70.6     $  192.9     $   63.5


Deferred Taxes. Deferred taxes are recorded based upon differences between the financial statement and tax basis of assets and liabilities, and available tax credit carryovers. Temporary differences which give rise to a significant portion of federal deferred tax expense (benefit) applicable to continuing operations are as follows (in millions):

                                       1996         1995         1994
Depreciation                        $    5.4     $   19.8     $   16.7
DST investment                           4.3         56.3
Alternative Minimum Tax ("AMT")
  credit and Net Operating
  Loss ("NOL") carryovers                9.9          6.6         (5.9)
Other, net                              (3.9)         3.5          5.2

Total                               $   15.7     $   86.2     $   16.0

[Page 62]
The federal and state deferred tax liabilities (assets) recorded on the Consolidated Balance Sheets at December 31, 1996, 1995 and 1994, respectively, follow (in millions):

                                            1996         1995         1994
Liabilities:
  Depreciation                           $  302.7     $  281.1     $  259.2
  Equity, unconsolidated affiliates          93.4         74.0          5.1
  Other, net                                               0.5

    Gross deferred tax liabilities          396.1        355.6        264.3

Assets:
  NOL and AMT credit carryovers             (14.6)       (26.5)       (31.7)
  Book reserves not currently deductible
    for tax                                 (34.7)       (26.4)       (20.0)
  Deferred compensation and other
    employee benefits                        (7.7)        (2.5)       (13.1)
  Deferred revenue                           (4.2)        (4.6)        (5.0)
  Vacation accrual                           (2.7)        (2.6)        (3.5)
  Other, net                                 (3.1)                     (4.7)
    Gross deferred tax assets               (67.0)       (62.6)       (78.0)

Net deferred tax liability               $  329.1     $  293.0     $  186.3

Based upon the Company's history of operating earnings and its expectations for the future, management has determined that operating income of the Company will, more likely than not, be sufficient to recognize fully the above gross deferred tax assets.

Tax Rates. Differences between the Company's effective income tax rates applicable to continuing operations and the U.S. federal income tax statutory rates of 35% in 1996, 1995 and 1994, are as follows (in millions):

                                            1996          1995        1994
Income tax expense using the
  statutory rate in effect               $   83.0     $  154.1     $   60.8
Tax effect of:
  Earnings of equity investees              (19.5)        (1.4)        (6.3)
  1995 DST transactions                                   20.5
  Charitable contributions of
    appreciated property                                  (3.2)
  Other, net                                 (2.2)        (5.1)         1.7

Federal income tax expense                   61.3        164.9         56.2
State and local income tax expense            9.3         28.0          7.3

Total                                    $   70.6     $  192.9     $   63.5

Effective tax rate                           29.7%        43.8%        36.6%

[Page 63]
Tax Carryovers. At December 31, 1996, the Company had $3.4 million of alternative minimum tax credit carryover generated by the MidSouth prior to its acquisition by the Company. This credit can be carried forward indefinitely and is available on a "tax return basis" to reduce future federal income taxes payable.

The amount of federal NOL carryover generated by the MidSouth prior to its acquisition was $54.0 million. The Company utilized approximately $31.9 million of these NOL's in 1996, leaving approximately $22.1 million of carryover available, with expiration dates beginning in the year 2004. The use of preacquisition net operating losses and tax credit carryovers is subject to limitations imposed by the Internal Revenue Code. The Company does not anticipate that these limitations will affect utilization of the carryovers prior to their expiration.

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

Since most of these asserted tax deficiencies represent temporary differences, subsequent payments of taxes will not require additional charges to income tax expense. In addition, accruals have been made for interest (net of tax benefit) for estimated settlement of the proposed tax assessments. Thus, management believes that final settlement of these matters will not have a material adverse effect on the Company's consolidated results of operations or financial condition.


Note 8. Stockholders' Equity

Pro Forma Fair Value Information for Stock-Based Compensation Plans. At December 31, 1996, the Company had several stock-based compensation plans, which are described separately below. The Company applies APB 25, and related interpretations, in accounting for its plans. No compensation cost has been recognized for its fixed stock option plans and its ESPP. Had compensation cost for the Company's stock-based compensation plans been determined in accordance with the fair value accounting method prescribed by SFAS 123 for options issued after December 31, 1994, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                           1996         1995
     Net income (in millions):
          As reported                   $  150.9     $  236.7
          Pro Forma                        146.5        231.8


     Primary earnings per share:
          As reported                   $   3.92     $   5.41
          Pro Forma                         3.79         5.31

Stock Option Plans. Employee Stock Option Plans established in 1978, 1983, 1987 and 1991, as amended, provide for the granting of options to purchase up to 19.6 million shares (after stock splits) of the Company's common stock by officers and other designated employees. In addition, the Company established a 1993 Directors' Stock Option Plan with a maximum of 120,000 shares for grant. Such options have been granted at 100% of the average market price of the Company's stock on the date of grant and generally may not be exercised sooner than one year, nor longer than ten years following the date of the grant, except that options outstanding for six months or more, with limited rights, become immediately exercisable upon certain defined circumstances constituting a change in control of the Company. The Plans include provisions for stock appreciation rights and limited rights ("LRs"). All outstanding options include LRs, except for options granted to non-employee Directors.


[Page 64]
For purposes of computing the pro forma effects of option grants under the fair value accounting method prescribed by SFAS 123, the fair value of each option grant is estimated on the date of grant using a version of the Black-Scholes option pricing model. The following assumptions were used for the various grants depending on the date of grant, nature of vesting and term of option:

                                           1996                 1995
     Dividend Yield                    .81% to .93%        .87% to 1.19%
     Expected Volatility                 30% to 32%           31% to 33%
     Risk-free Interest Rate         5.27% to 6.42%       5.65% to 7.69%
     Expected Life                          3 years              3 years


A summary of the status of the Company's stock option plans as of December 31, 1996, 1995 and 1994, and changes during the years then ended, is presented below:

                              1996                 1995                1994
                             Weighted-           Weighted-           Weighted-
                              Average              Average             Average
                             Exercise             Exercise            Exercise
                    Shares     Price      Shares    Price     Shares     Price
Outstanding at
 January 1         3,675,372  $29.03    3,280,515  $18.12    3,935,800  $15.02
Exercised           (518,189)  16.44     (664,543)  13.47     (904,235)  12.95
Canceled/Expired     (11,190)  43.72     (372,600)  16.79      (30,000)  39.31
Granted              315,390   46.71    1,432,000   43.63      278,950   47.31

Outstanding at
 December 31       3,461,383   32.48    3,675,372   29.03    3,280,515   18.12


Exercisable at
 December 31       1,918,183            2,146,372            2,488,665

Weighted-Average Fair Value
 of options granted
 during the year      $12.29               $11.93                  N/A


The following table summarizes the information about stock options outstanding at December 31, 1996:


                            OUTSTANDING                         EXERCISABLE
                            Weighted-      Weighted-                 Weighted-
 Range of     Number         Average        Average      Number        Average
 Exercise   Outstanding     Remaining      Exercise     Exercisable   Exercise
  Prices    at 12/31/96   Contractual Life    Price     at 12/31/96      Price
$  8 - 20      1,077,986      5 years       $12.55       1,067,986     $12.49
  21 - 40        730,197      6              30.29         595,197      28.57
  41 - 50      1,653,200      4.5            46.44         255,000      47.97

   8 - 50      3,461,383      5              32.48       1,918,183      22.20

Shares available for future grants at December 31, 1996 aggregated 3,955,646.

[Page 65]
Stock Purchase Plan. The ESPP, established in 1977, provides to substantially all full-time employees of the Company, certain subsidiaries and certain other affiliated entities, the right to subscribe to an aggregate of 7.6 million shares of common stock. The purchase price for shares under any stock offering is to be 85% of the average market price on either the exercise date or the offering date, whichever is lower, but in no event less than the par value of the shares. At December 31, 1996, there were approximately 3.9 million shares available for future offerings.

The following table summarizes activity related to the various ESPP offerings:


                    Date         Shares                Shares          Date
                 Initiated     Subscribed    Price     Issued         Issued
Tenth Offering       1996        83,693     $40.06         N/A            N/A
Ninth Offering       1995        97,137      38.20      82,533      1996/1997
Eighth Offering      1993       220,576      38.20     160,643   1994 to 1996
Seventh Offering     1992       247,254      18.75     237,970      1993/1994

For purposes of computing the pro forma effects of employees' purchase rights under the fair value accounting method prescribed by SFAS 123, the fair value of the Tenth and Ninth Offerings under the ESPP are estimated on the date of grant using a version of the Black-Scholes option pricing model. The following weighted-average assumptions were used:

                                     1996           1995
     Dividend Yield                    .85%          .88%
     Expected Volatility                30%           32%
     Risk-free Interest Rate          5.50%         5.45%
     Expected Life                   1 year        1 year

The weighted-average fair value of purchase rights granted under the Tenth and Ninth Offerings of the ESPP were $10.67 and $10.48, respectively.

Restricted Stock. The Company issued 7,300 shares of restricted stock in 1993 to senior management executives of KCSI and certain subsidiaries at then current market prices ranging between $39.25 and $41.56 per share. These shares vest ratably over a five year period.

Forward Stock Purchase Contract. During 1995, the Company entered into a forward stock purchase contract ("the contract") as a means of securing a potentially favorable price for the repurchase of its common stock in connection with the stock repurchase program authorized by the Company's Board of Directors on April 24, 1995. During 1996, the Company purchased 1.2 million shares under this arrangement at an aggregate price of $56 million (including transaction premium). In January 1997, the Company purchased 400,000 shares for approximately $19 million. The contract, which is not held for trading purposes, allows the Company to purchase from a financial institution an additional 400,000 shares of the Company's common stock at an aggregate price of approximately $19 million (including an escalating transaction premium which approximates $1.5 million). The contract also contains provisions which allow the Company to elect a net cash or net share settlement in lieu of physical settlement of the shares. The transaction will be recorded in the Company's financial statements upon settlement of the contract in accordance with the Company's accounting policies described in
Note 1. If either the net cash or net share settlement provisions are elected by the Company, any appreciation or depreciation associated with the forward contract will be reflected as an equity component upon settlement of the contract. At February 20, 1997, the fair value of 400,000 shares of the Company's common stock was $21 million, based on quoted market prices.

The contract involves, to varying degrees, elements of credit and market risk; however, the Company does not anticipate any material adverse effect on its financial position resulting from its involvement in this contract, nor does it anticipate nonperformance by the counter party. The contract is unsecured.

[Page 66]
Employee Stock Ownership Plan. In 1987 and 1988, KCSI and DST established leveraged ESOPs for employees not covered by collective bargaining agreements by collectively purchasing $69 million of KCSI common stock from Treasury at a then current market price of $49 per share ($12.25 per share effected for stock splits). During 1990, the two plans were merged into one plan known as the KCSI ESOP. The indebtedness was retired in full during 1995. In October 1995, the ESOP became a multiple employer plan covering both KCSI employees and DST employees, and was renamed The Employee Stock Ownership Plan. KCSI contributions to its portion of the ESOP are based on a percentage (determined by the Compensation Committee of the Board of Directors) of wages earned by eligible employees.

The Company's employee benefit expense for the ESOP aggregated $2.4, $5.7 and $15.5 million in 1996, 1995 and 1994, respectively. Interest incurred on the indebtedness was $0.8 and $1.2 million in 1995 and 1994, respectively. Dividends used to service the ESOP indebtedness were $1.6 and $1.3 million in 1995 and 1994, respectively.

Certain of the Company's ESOP shares are grandfathered under the provisions of Statement of Position No. 93-6 "Employers Accounting for Employee Stock Ownership Plans" ("SOP 93-6"). In 1994, the Company contributed $11.5 million to the ESOP which was used by the trustee to purchase 352,000 shares of KCSI common stock in the open market for allocation to plan participants. These ESOP shares were not grandfathered under the provisions of SOP 93-6. Disclosures regarding the Company's ESOP plan follow, (in millions at December 31, 1996):


  Number of grandfathered KCSI common shares allocated
   to plan participants                                               2.8
  Number of not grandfathered KCSI common shares
   allocated to plan participants                                     0.4
     Total number of KCSI common shares allocated
      to plan participants                                            3.2

Employee Plan Funding Trust. On October 1, 1993, KCSI transferred one million shares of KCSI Series B Convertible Preferred Stock (the "Series B Preferred Stock") to the Kansas City Southern Industries, Inc. Employee Plan Funding Trust ("the Trust"), a grantor trust established by KCSI. The purchase price of the stock (based upon an independent valuation) was $200 million, which the Trust financed through KCSI. The indebtedness of the Trust to KCSI is repayable over 27 years with interest at 6% per year, with no principal payments in the first three years. The Trust, which is administered by an independent bank trustee and consolidated into the Company's financial statements, will repay the indebtedness to KCSI utilizing dividends and other investment income, as well as other cash obtained from KCSI. As the debt is reduced, shares of the Series B Preferred Stock, or shares of common stock acquired on conversion, may be released and available for distribution to various KCSI employee benefit plans, including its ESOP, Stock Option Plan and Stock Purchase Plans. Principal payments totaling $14.1 million have been made since inception; however, no shares have been released or are available for distribution to these plans. Only shares that have been released and allocated to employees are considered for purposes of computing fully-diluted earnings per share.

The Series B Preferred Stock, which has a $10 per share (5%) annual dividend and a $200 per share liquidation preference, is convertible into common stock at an initial ratio of four shares of common stock for each share of Series B Preferred Stock. The Series B Preferred Stock is redeemable after April 1, 1995 at a specified premium and under certain other circumstances.

The Series B Preferred Stock can be held only by the Trust or its beneficiaries - the employee benefit plans of KCSI. The full terms of the Series B Convertible Preferred Stock are set forth in a Certificate of Designations approved by the Board of Directors and filed in Delaware.

Treasury Stock. The Company issued shares of common stock from Treasury - 519,268 in 1996, 523,320 in 1995 and 721,431 in 1994 - to fund the exercise of options and subscriptions under various employee stock option and purchase plans. Treasury stock previously acquired had been accounted for as if retired. The Company purchased shares as follows: 3,276,533 in 1996, 4,978,457 in 1995 and 1,376 in 1994.

[Page 67]
Establishment of Par Value for Common Stock. In May 1994, the Company amended its certificate of incorporation to set a par value for the common stock and increase its authorized shares. The amendment established a par value of $.01 per common share, which had previously been no par, and had the effect of reallocating amounts between categories within stockholders' equity, but had no overall effect upon the total amount of stockholders' equity. In addition, the number of authorized common shares was increased from 100 million to 400 million.


Note 9. Minority Interest

Purchase Agreements. Agreements between KCSI and Janus minority owners contain, among other provisions, mandatory stock purchase provisions whereby under certain circumstances, KCSI would be required to purchase the minority interest of Janus.

In late 1994, the Company was notified that certain Janus minority owners made effective the mandatory purchase provisions for a certain percentage of their ownership. In the aggregate, the value of the shares made effective for mandatory purchase totaled $59 million. Concurrent with the notification of these mandatory purchase provisions, the Company negotiated the early termination of certain Janus compensation arrangements, which began in 1991. These compensation arrangements, which were scheduled to be fully vested at the end of 1996, permitted individuals to earn units (which vested over time) based upon Janus earnings, and would have continued to accrue benefits in subsequent years. The negotiated termination resulted in payments of $48 million in cash by Janus, of which approximately $21 million had been accrued.

In early 1995, the individuals whose compensation arrangements were terminated used their after-tax net proceeds to purchase certain portions of the shares made available due to the mandatory purchase notification discussed above. In addition, the Janus minority group was restructured to allow for minority ownership by other key Janus employees. These employees also purchased portions of the minority shares (available as a result of the mandatory purchase notification) through payment of $10.5 million in cash and recourse loans financed by KCSI. The remaining minority shares made effective for mandatory purchase were purchased by Janus ($6.1 million, as treasury stock) and KCSI ($12.7 million).

As a result of KCSI's acquisition of additional Janus shares and the reduction of total outstanding Janus shares (from Janus' treasury purchase), KCSI increased its ownership in Janus from approximately 81% to 83% in January 1995. Additional purchases were made by minority holders during 1995,
financed through recourse loans by KCSI in the amount of $8.8 million.   The
Company also purchased shares, thereby maintaining its respective ownership percentage. The KCSI share purchases resulted in the recording of intangibles as the purchase price exceeded the value of underlying tangible assets. The intangibles are being amortized over their estimated economic lives.

The purchase prices of these mandatory stock purchase provisions are based upon a multiple of earnings and/or fair market value determinations depending upon specific agreement terms. If all of the provisions of the Janus minority owner agreements became effective, KCSI would be required to purchase the respective minority interests at a cost currently estimated at approximately $220 million.

Agreements between KCSI and Berger minority owners contain mandatory stock purchase provisions, which under certain circumstances require Berger or KCSI to purchase the minority interest at a purchase price based upon a multiple of Berger's net investment company advisory fees. If all of the provisions relative to mandatory stock repurchase became effective, KCSI would be required to purchase the respective minority interests at a cost currently estimated at approximately $11 million (exclusive of the minority shareholder whose shares were repurchased by Berger in January 1997 as discussed in Note
2).

[Page 68]
Note 10. Profit Sharing and Other Postretirement Benefits

Profit Sharing. Qualified profit sharing plans are maintained for most employees not included in collective bargaining agreements. Contributions for the Company and its subsidiaries are made at the discretion of the Boards of Directors in amounts not to exceed the maximum allowable for federal income tax purposes. Profit sharing expense was $1.8 million in 1996. There was no profit sharing expense for the year ended December 31, 1995. Profit sharing expense was $0.8 million in 1994.

Employee Savings Plan. Effective January 1, 1996, the Company transferred its participating employees from the DST 401(k) Employee Savings Plan into the Kansas City Southern Industries, Inc. 401(k) Plan and Trust Agreement ("employee savings plan"). The Company's employee savings plan permits participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. The Company matches contributions up to a maximum of 3% of compensation. In connection with the required match, the Company's contribution to the plan was $1.2 million in 1996.

Other Postretirement Benefits. The Company adopted Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"), effective January 1, 1993. The Company and several of its subsidiaries provide certain medical, life and other postretirement benefits other than pensions to its retirees. The medical and life plans are available to employees not covered under collective bargaining arrangements, who have attained age 60 and rendered ten years of service. Individuals employed as of December 31, 1992 were excluded from a specific service requirement. The medical plan is contributory and provides benefits for retirees, their covered dependents and beneficiaries. Benefit expense begins to accrue at age 40. The medical plan was amended effective January 1, 1993 to provide for annual adjustment of retiree contributions, and also contains, depending on the plan coverage selected, certain deductibles, copayments, coinsurance and coordination with Medicare. The life insurance plan is non-contributory and covers retirees only. The Company's policy, in most cases, is to fund benefits payable under these plans as the obligations become due. However, certain plan assets (e.g., money market funds) do exist with respect to life insurance benefits.

The following table displays a reconciliation of the plans' obligations and assets at December 31 (in millions):

                                               1996        1995       1994
  Accumulated postretirement
    benefit obligation:
    Retirees                                  $  8.1     $  7.7     $  7.9
    Fully eligible active plan participants      0.6        0.9        1.1
    Other active plan participants               2.2        1.9        1.4
    Plan assets                                 (1.3)      (1.7)      (1.3)
  Accrued postretirement
    benefit obligation                        $  9.6     $  8.8     $  9.1


Net periodic postretirement benefit cost included the following components (in millions):

                                               1996       1995       1994
  Service cost                                $  0.2     $  0.3     $  0.4
  Interest cost                                  0.7        0.7        0.8
  Return on plan assets                         (0.1)      (0.1)      (0.1)

  Net periodic postretirement benefit cost    $  0.8     $  0.9     $  1.1

[Page 69]
The Company's health care costs are limited to the increase in the Consumer Price Index ("CPI") with a maximum annual increase of 5%. Accordingly, health care costs in excess of the CPI limit will be borne by the plan participants, and therefore assumptions regarding health care cost trend rates are not applicable.

The following assumptions were used to determine the postretirement obligations and costs for the years ended December 31:

                                          1996      1995      1994
  Annual increase in the CPI              3.00%     3.00%     4.00%
  Expected rate of return on life
    insurance plan assets                 6.50      6.50      6.50
  Discount rate                           7.75      7.25      8.50
  Salary increase                         4.00      4.00      5.00


Note 11. Commitments and Contingencies

Litigation Reserves. In the opinion of management, claims or lawsuits incidental to the business of the Company and its subsidiaries have been adequately provided for in the consolidated financial statements.

Purchase Commitments. As of December 31, 1995, the Company had commitments to purchase approximately $14 million of diesel fuel over the subsequent twelve month period, representing approximately 50% of projected fuel requirements for 1996. The Company entered into minimal commitments for 1997.

Foreign Exchange Matters. In connection with the Company's investment in TFM, a Mexican company, matters arise with respect to financial accounting and reporting for foreign currency transactions and for translating foreign currency financial statements from Mexican pesos into U.S. dollars. The Company expects to follow the requirements outlined in Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation" ("SFAS 52"), and related authoritative guidance.

The purchase price to be paid by TFM for 80% of the common stock of FNE is fixed in Mexican pesos; accordingly, the U.S. dollar equivalent fluctuates as the U.S. dollar/Mexican peso exchange rate changes. The Company's capital contribution (approximately $277 million U.S.) to TFM in connection with the initial installment of the FNE purchase price was made based on the U.S. dollar/Mexican peso exchange rate on January 31, 1997.

TFM must pay the remaining 60% of the purchase price in Mexican pesos no later than July 16, 1997. As discussed above, the final installment is expected to be funded using proceeds from the proposed debt financing and sale of 24.5% of TFM to the Mexican Government. In the event that the proceeds from these arrangements do not provide funds sufficient for TFM to make the final installment of the purchase price, the Company may be required to make additional capital contributions.

In order to hedge a portion of the Company's exposure to a strengthening of the Mexican peso versus the U.S. dollar, in February 1997, the Company entered into a $98 million forward contract to purchase Mexican pesos. The contract matures in July 1997. The Company intends to defer any gain or loss from changes in the market value of this contract and to record the net gain or loss as a component of its investment in TFM. This contract is intended to hedge only a portion of the Company's exposure related to the final installment of the purchase price and not any other transactions or balances. The Company or TFM may enter into additional contracts as market conditions change or exchange rates fluctuate.

[Page 70]
Mexico's economy is currently classified as "highly inflationary" as defined in SFAS 52. Accordingly, any gains or losses from translating TFM's financial statements into U.S. dollars will be included in the determination of TFM's net income. Any equity earnings or losses from TFM included in the Company's results of operations will reflect the Company's share of such translation gains and losses.

Upon completion of the TFM purchase of 80% of FNE, the Company expects that its investment in TFM will be approximately $300 million. The Company will evaluate existing alternatives with respect to utilizing foreign currency instruments to hedge its U.S. dollar investment in TFM as market conditions change or exchange rates fluctuate.

Environmental Liabilities. The Company's transportation operations are subject to extensive regulation under environmental protection laws and its land holdings have been used for transportation purposes or leased to third-parties for commercial and industrial purposes. The Company records liabilities for remediation and restoration costs related to past activities when the Company's obligation is probable and the costs can be reasonably estimated. Costs of ongoing compliance activities to current operations are expensed as incurred.

The Company's recorded liabilities for these issues represent its best estimates (on an undiscounted basis) of remediation and restoration costs that may be required to comply with present laws and regulations. At December 31, 1996, these recorded liabilities were not material. Although these costs cannot be predicted with certainty, management believes that the ultimate outcome of identified matters will not have a material adverse effect on the Company's consolidated results of operations or financial condition.


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

DST, an approximate 41% owned unconsolidated affiliate of the Company, has a Stockholders' Rights Agreement. Under certain circumstances following a "change in control" of KCSI, as defined in DST's Stockholders' Rights Agreement, substantial dilution of the Company's interest in DST could result.

The Company is party to certain agreements with TMM covering the TFM and Mexrail ventures, which contain "change of control" provisions, provisions intended to preserve the proportionate ownership of the Company and TMM, and super majority provisions with respect to voting on certain significant transactions. Such agreements also provide a right of first refusal in the event that either party initiates a divestiture of its equity interest in TFM or Mexrail. Under certain circumstances, such agreements could affect the Company's ownership percentage and rights in these equity affiliates.

[Page 71]
Employees. The Company and certain of its subsidiaries have entered into agreements with employees whereby, upon defined circumstances constituting a change in control of the Company or subsidiary, certain stock options become exercisable, certain benefit entitlements are automatically funded and such employees are entitled to specified cash payments upon termination of employment.

Assets. The Company and certain of its subsidiaries have established trusts to provide for the funding of corporate commitments and entitlements of officers, directors, employees and others in the event of a specified change in control of the Company or subsidiary. Assets held in such trusts at December 31, 1996 were not material. Depending upon the circumstances at the time of any such change in control, the most significant factor of which would be the highest price paid for KCSI common stock by a party seeking to control the Company, funding of the Company's trusts could be very substantial.

Debt. Certain loan agreements and debt instruments entered into or guaranteed by the Company and its subsidiaries provide for default in the event of a specified change in control of the Company or particular subsidiaries of the Company.

Stockholder Rights Plan. On September 19, 1995, the Board of Directors of the Company declared a dividend distribution of one Right for each outstanding share of the Company's common stock, $.01 par value per share (the "Common Stock"), to the stockholders of record on October 12, 1995. Each Right entitles the registered holder to purchase from the Company 1/1,000th of a share of Series A Preferred Stock (the "Preferred Stock") or in some circumstances, Common Stock, other securities, cash or other assets as the case may be, at a price of $210 per share, subject to adjustment.

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

The Series A Preferred shares purchasable upon exercise of the Rights will have a cumulative quarterly dividend rate set by the Board of Directors or equal to 1,000 times the dividend declared on the Common Stock for such quarter. Each share will have the voting rights of one vote on all matters voted at a meeting of the stockholders for each 1/1,000th share of preferred stock held by such stockholder. In the

[Page 72]
event of any merger, consolidation or other transaction in which the common shares are exchanged, each Series A Preferred share will be entitled to receive an amount equal to 1,000 times the amount to be received per common share. In the event of a liquidation, the holders of Series A Preferred shares will be entitled to receive $1,000 per share or an amount per share equal to 1,000 times the aggregate amount to be distributed per share to
holders of Common Stock.   The shares will not be redeemable.  The vote of
holders of a majority of the Series A Preferred shares, voting together as a class, will be required for any amendment to the Company's Certificate of Incorporation which would materially and adversely alter or change the powers, preferences or special rights of such shares.


Note 13. Industry Segments

The Company's three segments, aligned to reflect the Company's current operations, are as follows:

The Kansas City Southern Railway Company. The Company operates a Class I Common Carrier railroad system through its wholly-owned subsidiary, KCSR. As a common carrier, KCSR's customer base includes utilities and a wide range of companies in the petroleum/chemical, agricultural and paper processing industries, among others. The railroad system operates primarily in the United States, from the Midwest to the Gulf of Mexico and on an East-West axis from Dallas, Texas to Meridian, Mississippi. Also included in this industry segment is Southern Group, Inc., a wholly-owned subsidiary of KCSR, and equity investments in Southern Capital and Gateway Western.

KCSR's revenues and earnings are dependent on providing reliable service to its customers at competitive rates, the general economic conditions in the geographic region it serves, and its ability to effectively compete against alternative forms of surface transportation, such as over-the-road truck transportation. KCSR's ability to construct and maintain its roadway in order to provide safe and efficient transportation service is important to its ongoing viability as a rail carrier. As has been evident during 1996, consolidation in the rail industry places increased competitive pressure on KCSR to effectively maintain its presence as an alternative route for the movement of commodities. Additionally, the containment of costs and expenses is important in maintaining a competitive market position, particularly with respect to employee costs as approximately 86% of the KCSR's employees are covered under various collective bargaining agreements.

Financial Asset Management. Janus (an 83% owned subsidiary) and Berger (an 80% owned subsidiary as of December 31, 1996, subsequently increased to 87% as discussed in Note 2) manage investments for mutual funds and private accounts. Both companies operate throughout the United States, as well as in parts of Europe, with headquarters in Denver, Colorado. Janus assets under management at December 31, 1996, 1995 and 1994 were $46.7, $31.1 and $22.9 billion, respectively. Berger assets under management at December 31, 1996, 1995 and 1994 were $3.6, $3.4 and $3.0 billion, respectively.

Financial Asset Management revenues and operating income are driven primarily by growth in assets under management, and a decline in the stock and bond markets and/or an increase in the rate of return of alternative investments could negatively impact results. In addition, the mutual fund market, in general, faces increasing competition as the number of mutual funds continues to increase, marketing and distribution channels become more creative and complex, and investors place greater emphasis on published fund recommendations and investment category rankings.

Corporate & Other. Earnings of various immaterial consolidated subsidiaries (e.g., Pabtex, Inc., Trans-Serve, Inc., etc.), the Company's equity in earnings from investments in certain unconsolidated affiliates (including DST, TFM and Mexrail), unallocated holding company expenses, intercompany eliminations, and miscellaneous investment activities are reported in the Corporate & Other industry segment. In 1996 and 1995, DST is included as an equity investment (see Note 1 for further discussion). In 1994, DST was reported as a separate segment, Information & Transaction Processing, as discussed below.

[Page 73]
The earnings of DST, the Company's largest unconsolidated affiliate, are dependent in part upon the further growth of the mutual fund industry in the United States, DST's ability to continue to adapt its technology to meet increasingly complex and rapidly changing requirements and various other factors including, but not limited to: reliance on a centralized processing facility; further development of international businesses; continued equity in earnings from joint ventures; and competition from other third party providers of similar services and products as well as from in-house providers.

Information & Transaction Processing (1994). DST, and its subsidiaries and affiliates, provide sophisticated information processing and computer software services and products, primarily to mutual funds, insurance providers, banks and other financial services organizations. DST operates throughout the United States with its base of operations in the Midwest and, through certain of its subsidiaries and affiliates, internationally in Canada, Europe, Africa and the Pacific Rim. As discussed in Note 2, DST and the Company completed a public offering of DST common stock and associated transactions in November 1995, resulting in the reduction of the Company's ownership in DST to approximately 41%. Accordingly, Information & Transaction Processing is reported as a separate segment in 1994 only.

Segment Financial Information. Sales between segments were not material in 1996, 1995 or 1994. The year ended December 31, 1995 reflects DST as an unconsolidated affiliate as of January 1, 1995 as a result of the DST public offering and associated transactions completed in November 1995, as discussed in Note 2. The year ended December 31, 1994 presents DST as a consolidated subsidiary. Certain amounts in prior years' segment information have been reclassified to conform to the current year presentation.

[Page 74]
Segment Financial Information, dollars in millions, years ended December 31,

                                               Information
                      The Kansas    Financial       &       Cor-
                    City Southern     Asset    Transaction porate &
                   Railway Company  Management  Processing  Other Consolidated
1996
 Revenues                $  492.5   $  329.9              $   24.9   $  847.3
 Costs and expenses         359.3      175.2                  32.8      567.3
 Depreciation and
   amortization              59.1       12.4                   4.6       76.1

   Operating income          74.1      142.3                 (12.5)     203.9
 Equity in net earnings of
   unconsolidated affiliates  0.4       (0.1)                 69.8       70.1
 Interest expense           (49.4)      (5.7)                 (4.5)     (59.6)
 Other, net                   6.1        5.9                  10.9       22.9
   Pretax income             31.2      142.4                  63.7      237.3
 Income taxes                14.1       57.5                  (1.0)      70.6
 Minority interest                      15.8                             15.8
   Net income            $   17.1   $   69.1              $   64.7   $  150.9

 Capital expenditures    $  135.1   $    1.4              $    7.5   $  144.0


1995
 Revenues                $  502.1   $  239.8              $   33.3   $  775.2
 Costs and expenses         380.2      133.9                  26.9      541.0
 Depreciation and
   amortization              55.3       13.2                   6.5       75.0
   Operating income          66.6       92.7                  (0.1)     159.2
 Gain on sale of equity
   investment                                                296.3      296.3
 Equity in net earnings of
   unconsolidated affiliates                                  29.8       29.8
 Interest expense           (50.7)      (4.9)                 (9.9)     (65.5)
 Other, net                   3.4        4.3                  12.6       20.3
   Pretax income             19.3       92.1                 328.7      440.1
 Income taxes                 7.9       37.8                 147.2      192.9
 Minority interest                      10.5                             10.5
   Net income            $   11.4   $   43.8               $ 181.5   $  236.7

 Capital expenditures    $  110.2   $    5.6               $   5.3   $  121.1


1994
 Revenues                $  472.5   $  186.3   $  401.7    $  27.9   $1,088.4
 Costs and expenses         318.0      126.2      313.2       24.7      782.1
 Depreciation and
  amortization               47.8        9.0       57.3        5.0      119.1
   Operating income         106.7       51.1       31.2       (1.8)     187.2
 Equity in net earnings of
   unconsolidated affiliates                       24.5        0.3       24.8
 Interest expense           (39.3)      (2.1)     (14.0)       1.8      (53.6)
 Other, net                   3.4        2.0        3.5        6.4       15.3
   Pretax income             70.8       51.0       45.2        6.7      173.7
 Income taxes                28.4       20.1       14.3        0.7       63.5
 Minority interest                       6.4       (1.1)                  5.3
   Net income            $   42.4   $   24.5   $   32.0   $    6.0   $  104.9

 Capital expenditures    $  190.7   $    7.8(a)$  102.0(a)$   17.4   $  317.9


(a)  Exclusive of property additions from acquisitions

[Page 75]
Segment Financial Information, dollars in millions, at December 31,


                                              Information
                     The Kansas     Financial      &        Corp-
                    City Southern     Asset   Transaction   orate &
                   Railway Company  Management Processing   Other Consolidated
1996
ASSETS
 Current assets          $  149.3   $  162.7             $  (19.9)   $  292.1
 Investments held
   for operating purposes    29.2        2.0                304.0       335.2
 Properties, net          1,148.2        8.5                 62.6     1,219.3
 Intangible and other
  assets, net               153.1       99.2                (14.8)      237.5
 Total assets            $1,479.8   $  272.4             $  331.9    $2,084.1

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities     $  200.2   $   41.7             $    2.7    $  244.6
 Long-term debt             484.8       69.1                 83.6       637.5
 Deferred income taxes      281.5        0.5                 55.7       337.7
 Other                       85.2       25.0                 38.4       148.6
 Net worth                  428.1      136.1                151.5       715.7
 Total liabilities and
  stockholders' equity   $1,479.8   $  272.4             $  331.9    $2,084.1


1995
ASSETS
 Current assets          $  155.2   $   93.5             $   32.5    $  281.2
 Investments held
   for operating purposes     9.3        0.9                261.9       272.1
 Properties, net          1,198.4       13.2                 70.3     1,281.9
 Intangible and other
  assets, net               103.0       78.4                 23.0       204.4
 Total assets            $1,465.9   $  186.0             $  387.7    $2,039.6

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities     $  201.1   $   25.5             $   93.8    $  320.4
 Long-term debt             604.2       48.0                (18.4)      633.8
 Deferred income taxes      226.2        0.5                 76.9       303.6
 Other                       35.8       12.6                 38.2        86.6
 Net worth                  398.6       99.4                197.2       695.2
 Total liabilities and
  stockholders' equity   $1,465.9   $  186.0             $  387.7    $2,039.6


1994
ASSETS
 Current assets          $  158.6   $   70.4   $  131.6   $  19.5    $  380.1
 Investments held
   for operating purposes    10.6        0.7      167.0      36.3       214.6
 Properties, net          1,148.4       15.6      181.4      69.9     1,415.3
 Intangible and other
   assets, net              106.8       57.3       51.7       5.0       220.8
 Total assets            $1,424.4   $  144.0   $  531.7   $ 130.7    $2,230.8

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities     $  201.1   $   32.5   $  129.4   $ (23.4)   $  339.6
 Long-term debt             597.1       48.2      175.8     107.7       928.8
 Deferred income taxes      200.3                             3.9       204.2
 Other                       29.5       11.1       19.8      30.6        91.0
 Net worth                  396.4       52.2      206.7      11.9       667.2
 Total liabilities and
   stockholders' equity  $1,424.4   $  144.0    $  531.7  $ 130.7    $2,230.8

[Page 76]
Note 14. Quarterly Financial Data (Unaudited)

Quarterly financial data follows. Certain amounts in the quarterly financial data have been reclassified to conform to the current year presentation.

Third Quarter 1996 includes a one time after-tax gain of $47.7 million (or $1.23 per share), representing the Company's proportionate share of the one time gain recognized by DST in connection with the merger of Continuum, formerly a DST unconsolidated equity affiliate, with Computer Sciences Corporation in a tax-free share exchange (see Note 2).

(in millions, except per share amounts):

                                                 1996
                               Fourth      Third     Second      First
                               Quarter    Quarter    Quarter    Quarter
Revenues                       $ 220.9    $ 218.2    $ 206.9    $ 201.3

Costs and expenses               145.2      138.3      142.0      141.8
Depreciation and amortization     18.2       19.7       19.2       19.0

  Operating income                57.5       60.2       45.7       40.5

Equity in net earnings of
 unconsolidated affiliates:
      DST Systems, Inc.            4.9       56.3        5.0        1.9
      Other                        0.3        0.2        0.2        1.3
Interest expense                 (16.4)     (16.1)     (14.2)     (12.9)
Other, net                        10.6        2.4        5.3        4.6

  Pretax income                   56.9      103.0       42.0       35.4

Income taxes                      19.9       22.5       15.7       12.5
Minority interest                  4.5        4.4        3.9        3.0

  Net income                   $  32.5    $  76.1    $  22.4    $  19.9

Primary earnings per share (i) $  0.87    $  2.00    $  0.57    $  0.50

Dividends per share:
  Preferred                    $   .25    $   .25    $   .25    $   .25
  Common                       $   .10    $   .10    $   .10    $   .10

Stock Price Ranges:
  Preferred - High             $17.000    $18.750    $19.250    $18.000
            - Low               15.750     15.375     17.250     15.500

  Common    - High              51.000     44.125     49.875     47.750
            - Low               42.250     38.500     42.250     42.250


(i) The accumulation of 1996's four quarters for primary earnings per share is greater than the primary earnings per share for the year ended December 31, 1996 due to significant repurchases of Company common stock throughout the year.



[Page 77]
The four quarters for 1995 were restated to reflect DST as an unconsolidated affiliate as of January 1, 1995 due to the DST public offering and associated transactions completed in November 1995, which reduced the Company's ownership in DST to approximately 41% and resulted in an after-tax gain of $144.6 million, or $3.45 per share (see Note 2).

(in millions, except per share amounts):

                                                   1995

                                Fourth      Third       Second       First
                               Quarter     Quarter     Quarter      Quarter
Revenues                      $  198.0    $  199.2    $  188.8     $  189.2

Costs and expenses               137.2       125.9       148.3        129.6
Depreciation and amortization     19.0        18.9        19.1         18.0

  Operating income                41.8        54.4        21.4         41.6

Gain on sale of equity
 investment                      296.3

Equity in net earnings of
 unconsolidated affiliates:
      DST Systems, Inc.            1.7         4.6         5.3         13.0
      Other                        4.7         0.2         0.2          0.1
Interest expense                 (16.3)      (15.6)      (16.2)       (17.4)
Other, net                         5.5         5.4         5.6          3.8

  Pretax income                  333.7        49.0        16.3         41.1

Income taxes                     158.9        16.9         5.1         12.0
Minority interest                  2.9         3.2         2.7          1.7

  Net income                  $  171.9    $   28.9    $    8.5     $   27.4

Primary earnings
  per share (i)               $   4.11    $   0.65    $   0.19     $   0.61

Dividends per share:
  Preferred                   $    .25    $    .25    $    .25     $    .25
  Common                      $   .075    $   .075    $   .075     $   .075

Stock Price Ranges:
  Preferred - High            $ 19.000    $ 20.000    $ 15.500     $ 16.000
            - Low               15.500      14.500      14.500       14.500

  Common    - High              48.625      47.375      41.250       40.875
            - Low               44.625      35.750      35.875       31.000


(i) The accumulation of 1995's four quarters for primary earnings per share is greater than the primary earnings per share for the year ended December 31, 1995 due to significant repurchases of Company common stock in fourth quarter 1995.

[Page 78]
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

[Page 79]
                            Part III

The Company has incorporated by reference certain responses to the Items of this Part III pursuant to Rule 12b-23 under the Exchange Act and General Instruction G(3) to Form 10-K. The Company's definitive proxy statement for the annual meeting of stockholders scheduled for May 1, 1997 ("Proxy Statement") will be filed no later than 120 days after December 31, 1996.

Item 10.  Directors and Executive Officers of the Company

(a) Directors of the Company

The information set forth in response to Item 401 of Regulation S-K under the heading "Proposal 1 - Election of Three Directors" and "The Board of Directors" in the Company's Proxy Statement is incorporated herein by reference in partial response to this Item 10.

(b) Executive Officers of the Company

The information set forth in response to Item 401 of Regulation S-K under "Executive Officers of the Company," an unnumbered Item in Part I (immediately following Item 4, Submission of Matters to a Vote of Security Holders), on pages 5 and 6 of this Form 10-K is incorporated herein by reference in partial response to this Item 10.

The information set forth in response to Item 405 of Regulation S-K under the heading "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement is incorporated herein by reference in partial response to this Item 10.


Item 11.  Executive Compensation

The information set forth in response to Item 402 of Regulation S-K under "Management Compensation" in the Company's Proxy Statement, (other than The Compensation and Organization Committee Report on Executive Compensation and the Stock Performance Graph), is incorporated by reference in response to this
Item 11.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information set forth in response to Item 403 of Regulation S-K under the heading "Principal Stockholders" and "Stock Owned Beneficially by Directors and Certain Executive Officers" in the Company's Proxy Statement is hereby incorporated by reference in response to this Item 12.

The Company has no knowledge of any arrangement the operation of which may at a subsequent date result in a change of control of the Company.


Item 13.  Certain Relationships and Related Transactions

The information set forth in response to Item 404 of Regulation S-K under the heading "Transactions with Management" in the Company's Proxy Statement is incorporated herein by reference in response to this Item 13.

[Page 80]
                            Part IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) List of Documents filed as part of this Report

(1) Financial Statements

The financial statements and related notes, together with the report of Price Waterhouse LLP dated February 20, 1997, appear in Part II Item 8, Financial Statements and Supplementary Data, on pages 38 through 77 of this Form 10-K.


(2) Financial Statement Schedules

The schedules and exhibits for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission appear in Part II Item 8, Financial Statements and Supplementary Data, under the Index to Financial Statements on page 38 of this Form 10-K.


(3)       List of Exhibits

(a) Exhibits

The Company has incorporated by reference herein certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act.

(2) Plan of acquisition, reorganization, arrangement, liquidation or succession
    (Inapplicable)

(3) Articles of Incorporation and Bylaws

    Articles of Incorporation

    3.1 Exhibit 4 to Company's Registration Statement on Form S-8 originally filed September 19, 1986 (Commission File No. 33-8880), Certificate of Incorporation as amended through May 14, 1985, is hereby incorporated by reference as Exhibit 3.1

    3.2 Exhibit 4.1 to Company's Current Report on Form 8-K dated October 1, 1993 (Commission File No. 1-4717), Certificate of Designation dated September 29, 1993 Establishing Series B Convertible Preferred Stock, par value $1.00, is hereby incorporated by reference as Exhibit 3.2

    3.3 Exhibit 3.1 to Company's Form 10-K for the fiscal year ended December 31, 1994 (Commission File No. 1-4717),Amendment to Company's Certificate of Incorporation to set par value for common stock and increase the number of authorized common shares dated May 6, 1994, is hereby incorporated by reference as Exhibit 3.3

    3.4 The Amended Certificate of Designation Establishing the New Series A Preferred Stock, par value $1.00, dated November 7, 1995, is attached to this Form 10-K as Exhibit 3.4

    3.5 The Certificate of Amendment dated May 12, 1987 of the Company's Certificate of Incorporation adding the Sixteenth paragraph, is attached to this Form 10-K as Exhibit 3.5

[Page 81]
    Bylaws

    3.6 The Company's By-Laws, as amended and restated May 1, 1996, are attached to this Form 10-K as Exhibit 3.6

(4) Instruments Defining the Right of Security Holders, Including Indentures

    4.1 The Fourth, Seventh, Eighth, Twelfth, Thirteenth, Fifteenth and Sixteenth paragraphs of Exhibit 3.1 hereto are incorporated by reference as Exhibit 4.1

    4.2     Article I, Sections 1,3 and 11 of Article II, Article V and
            Article VIII of Exhibit 3.6 hereto are incorporated by reference as Exhibit 4.2

    4.3 The Certificate of Designation dated September 29, 1993 establishing Series B Convertible Preferred Stock, par value $1.00, which is attached hereto as Exhibit 3.2, is incorporated by reference as Exhibit 4.3

    4.4 The Amended Certificate of Designation dated November 7, 1995 establishing the New Series A Preferred Stock, par value $1.00, which is attached hereto as Exhibit 3.4, is incorporated by reference as Exhibit 4.4

    4.5 Exhibit 4 to Company's Form S-3 filed June 19, 1992 (Commission File No. 33-47198), the Indenture to a $300 million Shelf Registration of Debt Securities dated July 1, 1992, is hereby incorporated by reference as Exhibit 4.5

    4.6 Exhibit 4(a) to Company's Form S-3 filed March 29, 1993 (Commission File No. 33-60192), the Indenture to a $200 million Medium Term Notes Registration of Debt Securities dated July 1, 1992, is hereby incorporated by reference as Exhibit 4.6

    4.7 Exhibit 99 to Company's Form 8-A dated October 24, 1995 (Commission File No. 1-4717), which is the Stockholder Rights Agreement by and between the Company and Harris Trust and Savings Bank dated as of September 19, 1995, is hereby incorporated by reference as Exhibit 4.7

(9) Voting Trust Agreement
    (Inapplicable)

(10)  Material Contracts

    10.1 Exhibit I to Company's Form 10-K for the fiscal year ended December 31, 1987 (Commission File No. 1-4717), The Director Indemnification Agreement, is hereby incorporated by reference as
            Exhibit 10.1

    10.2 Exhibit B to Company's Definitive Proxy Statement for 1987 Annual Stockholder Meeting dated April 6, 1987, The Director
            Indemnification Agreement, is hereby incorporated by reference as
            Exhibit 10.2

    10.3 The Indenture dated July 1, 1992 to a $300 million Shelf Registration of Debt Securities, which is incorporated by reference as Exhibit 4.5 hereto, is hereby incorporated by reference as Exhibit 10.3

    10.4 Exhibit H to Company's Form 10-K for the fiscal year ended December 31, 1987 (Commission File No. 1-4717), The Officer Indemnification Agreement, is hereby incorporated by reference as
            Exhibit 10.4

[Page 82]
    10.5 Exhibit O to Company's Form 10-K for the fiscal year ended December 31, 1987 (Commission File No. 1-4717), The Kansas City Southern Railway Company Directors' Deferred Fee Plan as adopted August 20, 1982 and the amendment thereto effective January 1, 1987 to such plan, is hereby incorporated by reference as
             Exhibit 10.5

    10.6 Exhibit 10.4 to Company's Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 1-4717), Description of the Company's 1991 incentive compensation plan, is hereby incorporated by reference as Exhibit 10.6

    10.7 The Indenture dated July 1, 1992 to a $200 million Medium Term Notes Registration of Debt Securities, which is incorporated as
             Exhibit 4.6 hereto, is hereby incorporated by reference as
             Exhibit 10.7

    10.8 Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended June 30, 1995 (Commission File No. 1-4717), Five-Year Competitive Advance and Revolving Credit Facility Agreement dated May 5, 1995, by and between the Company and the lenders named therein, is hereby incorporated by reference as Exhibit 10.8

    10.9 Exhibit 10.4 in the DST Systems, Inc. Registration Statement on Form S-1 dated October 30, 1995, as amended (Registration No. 33-96526), Tax Disaffiliation Agreement, dated October 23, 1995, by and between the Company and DST Systems, Inc., is hereby incorporated by reference as Exhibit 10.9

    10.10 Exhibit 10.6 to the DST Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 1-14036), the 1995 Restatement of The Employee Stock Ownership Plan and Trust Agreement, is hereby incorporated by reference as
             Exhibit 10.10

    10.11 Exhibit 4.1 to the DST Systems, Inc. Registration Statement on Form S-1 dated October 30, 1995, as amended (Registration No. 33-96526), The Registration Rights Agreement dated October 24, 1995 by and between DST Systems, Inc. and the Company, is hereby incorporated by reference as Exhibit 10.11

    10.12 Exhibit 10.1 to Company's Form 10-K for the year ended December 31, 1995 (Commission File No. 1-4717), Employment Agreement, as amended and restated January 1, 1996, by and between the Company, The Kansas City Southern Railway Company and Michael R. Haverty, is hereby incorporated by reference as Exhibit 10.12

    10.13 Exhibit 10.2 to Company's Form 10-K for the year ended December 31, 1995 (Commission File No. 1-4717), Employment Agreement, dated January 1, 1996, by and between the Company and Joseph D. Monello, Jr., is hereby incorporated by reference as Exhibit 10.13

    10.14 The Company's 1983 Employee Stock Option Plan, as amended and restated September 26, 1996, is attached to this Form 10-K as
             Exhibit 10.14

    10.15 The Company's 1987 Employee Stock Option Plan, as amended and restated September 26, 1996, is attached to this Form 10-K as
             Exhibit 10.15

    10.16 The Company's 1991 Stock Option and Performance Award Plan, as amended and restated September 26, 1996, is attached to this Form 10-K as Exhibit 10.16

    10.17 Employment Agreement, dated January 1, 1997, by and between the Company and Landon H. Rowland, is attached to this Form 10-K as
             Exhibit 10.17

[Page 83]
    10.18 The Company's Directors Deferred Fee Plan, adopted August 20, 1982, amended and restated February 1, 1997, is attached to this Form 10-K as Exhibit 10.18

    10.19 The Kansas City Southern Industries, Inc. Executive Plan (restated), as restated Janaury 1, 1992, is attached to this Form 10-K as Exhibit 10.19

    10.20 Amendment No. 1 as of May 15, 1995, to the Kansas City Southern Industries, Inc. Executive Plan (restated), as restated January 1, 1992, is attached to this Form 10-K as Exhibit 10.20

    10.21 Amendment No. 2 dated January 23, 1997, to the Kansas City Southern Industries, Inc. Executive plan (restated), as restated January 1, 1992, is attached to this Form 10-K as Exhibit 10.21

(11)  Statement Re Computation of Per Share Earnings
    (Inapplicable)

(12)  Statements Re Computation of Ratios

    12.1 The Computation of Ratio of Earnings to Fixed Charges prepared pursuant to Rule 14(a)(3) under the Exchange Act is attached to this Form 10-K as Exhibit 12.1

(13) Annual Report to Security Holders, Form 10-Q or Quarterly Report to Security Holders
    (Inapplicable)

(16)  Letter Re Change in Certifying Accountant
    (Inapplicable)

(18)  Letter Re Change in Accounting Principles
    (Inapplicable)

(21)  Subsidiaries of the Company

    21.1 The list of the Subsidiaries of the Company prepared pursuant to Rule 14(a)(3) under the Exchange Act is attached to this Form 10-K as Exhibit 21.1

(22) Published Report Regarding Matters Submitted to Vote of Security Holders (Inapplicable)

(23)  Consents of Experts and Counsel

    23.1 The Consent of Independent Accountants prepared pursuant to Rule 14(a)(3) under the Exchange Act is attached to this Form 10-K as
          Exhibit 23.1

(24)  Power of Attorney
    (Inapplicable)

(27)  Financial Data Schedule

    27.1 The Financial Data Schedule prepared pursuant to Rule 14(a)(3) under the Exchange Act is attached to this Form 10-K as Exhibit 27.1

(28)  Information from Reports Furnished to State Insurance Regulatory
      Authorities
    (Inapplicable)

[Page 84]
(99)  Additional Exhibits

    99.1 The consolidated financial statements of DST Systems, Inc. (including the notes thereto and the Report of Independent Accountants thereon) set forth under Item 8 of the DST Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 1996 (Commission File No. 1-14036), as listed under Item 14(a)(2)
          herein, are hereby incorporated by reference as Exhibit 99.1


(b)  Reports on Form 8-K

The Company filed the following Current Reports on Form 8-K during the three months ended December 31, 1996:


- Dated November 12, 1996 under items 5 and 7, reporting cautionary statements identifying significant factors that could cause the Company's actual operating results to materially differ from the projections in forward-looking statements made by, or on behalf of, the Company.

- Dated November 13, 1996 under items 5 and 7, reporting selected unaudited pro forma consolidated condensed balance sheet information of the Company as if the completion of the Southern Capital Corporation, LLC joint venture formation and associated transactions had occurred on September 30, 1996.

- Dated December 23, 1996 under item 5, announcing that the Mexican Government had awarded to Transportacion Ferroviaria Mexicana S. de R.L. de C.V. (a joint venture of the Company and Transportacion Maritima Mexicana, S.A. de C.V.) the right to purchase 80% of Ferrocarril del Noreste, S.A. de C.V. (who holds the concession to operate Mexico's "Northeast Railway") based upon the highest economic bid.


In addition, the Company filed a Current Report on Form 8-K dated February 21, 1997, reporting the payment of 40% of the purchase price for Ferrocarril del Noreste, S.A. de C.V. (who holds the concession to operate Mexico's "Northeast Railway") by Transportacion Ferroviaria Mexicana S. de R.L. de C.V. (a joint venture of the Company and Transportacion Maritima Mexicana, S.A. de C.V.), and the Company's funding of its proportionate amount of the initial installment. Also, anticipated financing arrangements for the remaining 60% of the FNE purchase price were disclosed.

[Page 85]
SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Kansas City Southern Industries, Inc.


March 19, 1997                          By:       /s/ L. H. Rowland
                                                L.H. Rowland, President,
                                          Chief Executive Officer and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 19, 1997.


              Signature                Capacity


             /s/ P.H. Henson      Chairman and Director
               P.H. Henson


           /s/ L.H. Rowland       President, Chief Executive Officer
             L.H. Rowland           and Director


           /s/ M.R. Haverty       Executive Vice President and Director
             M.R. Haverty


           /s/ J.D. Monello        Vice President and Chief Financial Officer
             J.D. Monello            (Principal Financial Officer)


            /s/ L.G. Van Horn     Vice President and Comptroller
              L.G. Van Horn         (Principal Accounting Officer)


            /s/ A.E. Allinson     Director
              A.E. Allinson


             /s/ P.F. Balser      Director
               P.F. Balser


             /s/ J.E. Barnes      Director
               J.E. Barnes


              /s/ M.G. Fitt       Director
               M.G. Fitt


           /s/ J.F. Serrano       Director
             J.F. Serrano


           /s/ M.I. Sosland       Director
             M.I. Sosland

[Unnumbered Page]
                  KANSAS CITY SOUTHERN INDUSTRIES, INC.
                       1996 FORM 10-K ANNUAL REPORT
                             INDEX TO EXHIBITS
                                                             Regulation S-K
Exhibit                                                      Item 14(a)(3)
  No.                           Document                      Exhibit No.


  3.4      The Amended Certificate of Designation Establishing
           the New Series A Preferred Stock, par value $1.00,
           dated November 7, 1995                                         3

  3.5      The Certificate of Amendment dated May 12, 1987
           of the Company's Certificate of Incorporation
           adding the Sixteenth paragraph                                 3

  3.6      The Company's By-Laws, as amended and restated
           May 1, 1996                                                    3

10.14      The Company's 1983 Employee Stock Option Plan,
           as amended and restated September 26, 1996                    10

10.15      The Company's 1987 Employee Stock Option Plan,
           as amended and restated September 26, 1996                    10

10.16      The Company's 1991 Stock Option and Performance
           Award Plan, as amended and restated September 26, 1996        10

10.17      Employment Agreement, dated January 1, 1997,
           by and between the Company and Landon H. Rowland              10

10.18      The Company's Directors Deferred Fee Plan, adopted
           August 20, 1982,amended and restated February 1, 1997         10

10.19      The Kansas City Southern Industries, Inc. Executive
           Plan (restated), as restated January 1, 1992                  10

10.20      Amendment No. 1 as of May 15, 1995, to the Kansas City
           Southern Industries, Inc. Executive Plan (restated),
           as restated January 1, 1992                                   10

10.21      Amendment No. 2 dated January 23, 1997, to the Kansas
           City Southern Industries, Inc. Executive Plan (restated),
           as restated January 1, 1992                                   10

 12.1      Computation of Ratio of Earnings to Fixed Charges             12

 21.1      Subsidiaries of the Company                                   21

 23.1      Consent of Independent Accountants                            23

 27.1      Financial Data Schedule                                       27