Form 10-K/A
period 1996-12-31
KANSAS CITY SOUTHERN INDUSTRIES INC
filed 1997-03-25
CIK 54480

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

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the following documents are incorporated herein by reference into Part of the Form 10-K as indicated:

Document                            Part of Form 10-K into which incorporated

Company's Definitive Proxy Statement for the 1997              Part III
Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 1996
[Page]

                            Part IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

All information provided under Part IV Item 14, Exhibits, Financial Statement Schedules and Reports on Form 8-K, except for the information within this Form 10-K/A as provided below, remains unchanged from the Form 10-K filed with the Securities and Exchange Commission on March 20, 1997.

(a)  List of Documents filed as part of this Report

(3)  List of Exhibits

(a) Exhibits

The Company has incorporated by reference herein certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act.

(3) Articles of Incorporation and Bylaws

    Articles of Incorporation

    3.4 The Amended Certificate of Designation Establishing the New Series A Preferred Stock, par value $1.00, dated November 7, 1995, is attached to this Form 10-K/A as Exhibit 3.4

    3.5 The Certificate of Amendment dated May 12, 1987 of the Company's Certificate of Incorporation adding the Sixteenth paragraph, is attached to this Form 10-K/A as Exhibit 3.5

    Bylaws

    3.6 The Company's By-Laws, as amended and restated May 1, 1996, are attached to this Form 10-K/A as Exhibit 3.6

(4) Instruments Defining the Right of Security Holders, Including Indentures

    4.2   Article I, Sections 1,3 and 11 of Article II, Article V and
          Article VIII of Exhibit 3.6 hereto are incorporated by reference as Exhibit 4.2

    4.4 The Amended Certificate of Designation dated November 7, 1995 establishing the New Series A Preferred Stock, par value $1.00, which is attached hereto as Exhibit 3.4, is incorporated by reference as Exhibit 4.4

(10)  Material Contracts

    10.13 Exhibit 10.2 to Company's Form 10-K/A for the year ended December 31, 1995 (Commission File No. 1-4717), Employment Agreement, dated January 1, 1996, by and between the Company and Joseph D. Monello, Jr., is hereby incorporated by reference as Exhibit 10.13

    10.14 The Company's 1983 Employee Stock Option Plan, as amended and restated September 26, 1996, is attached to this Form 10-K/A as
          Exhibit 10.14

    10.15 The Company's 1987 Employee Stock Option Plan, as amended and restated September 26, 1996, is attached to this Form 10-K/A as
          Exhibit 10.15

    10.16 The Company's 1991 Stock Option and Performance Award Plan, as amended and restated September 26, 1996, is attached to this Form 10-K/A as Exhibit 10.16
[Page]

    10.17 Employment Agreement, dated January 1, 1997, by and between the Company and Landon H. Rowland, is attached to this Form 10-K/A as
          Exhibit 10.17

    10.18 The Company's Directors Deferred Fee Plan, adopted August 20, 1982, amended and restated February 1, 1997, is attached to this Form 10-K/A as Exhibit 10.18

    10.19 The Kansas City Southern Industries, Inc. Executive Plan (restated), as restated January 1, 1992, is attached to this Form 10-K/A as Exhibit 10.19

    10.20 Amendment No. 1 as of May 15, 1995, to the Kansas City Southern Industries, Inc. Executive Plan (restated), as restated January 1, 1992, is attached to this Form 10-K/A as Exhibit 10.20

    10.21 Amendment No. 2 dated January 23, 1997, to the Kansas City Southern Industries, Inc. Executive Plan (restated), as restated January 1, 1992, is attached to this Form 10-K/A as Exhibit 10.21

(12)  Statements Re Computation of Ratios

    12.1 The Computation of Ratio of Earnings to Fixed Charges prepared pursuant to Rule 14(a)(3) under the Exchange Act is attached to this Form 10-K/A as Exhibit 12.1

(21)  Subsidiaries of the Company

    21.1 The list of the Subsidiaries of the Company prepared pursuant to Rule 14(a)(3) under the Exchange Act is attached to this Form 10-K/A as Exhibit 21.1

(23)  Consents of Experts and Counsel

    23.1 The Consent of Independent Accountants prepared pursuant to Rule 14(a)(3) under the Exchange Act is attached to this Form 10-K/A as
          Exhibit 23.1

(27)  Financial Data Schedule

    27.1 The Financial Data Schedule prepared pursuant to Rule 14(a)(3) under the Exchange Act is attached to this Form 10-K/A as Exhibit 27.1

[Page]
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized and in the capacities indicated, on March 25, 1997.


                                      Kansas City Southern Industries, Inc.


                                        By:      /s/ L. G. Van Horn
                                                    L.G. Van Horn
                                           Vice President and Comptroller
                                           (Principal Accounting Officer)