Form 10-Q
period 1997-03-31
KANSAS CITY SOUTHERN INDUSTRIES INC
filed 1997-05-15
CIK 54480

FORM 10-Q
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1997

                                 OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          for the transition period from ________ to ___________

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

          Class                                  Outstanding at April 30, 1997
Common Stock, $.01 per share par value                       35,689,806 Shares

                  KANSAS CITY SOUTHERN INDUSTRIES, INC.

                                FORM 10-Q

                              MARCH 31, 1997

                                  INDEX


                                                                     Page
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Introductory Comments                                                   1

Consolidated Condensed Balance Sheets -
  March 31, 1997 and December 31, 1996                                  2

Consolidated Condensed Statements of Income -
  Three Months Ended March 31, 1997 and 1996                            3

Computation of Primary Earnings per Common Share                        3

Consolidated Condensed Statements of Cash Flows -
  Three Months Ended March 31, 1997 and 1996                            4

Notes to Consolidated Condensed Financial Statements                    5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          10


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                            18

Item 4.   Submission of Matters to a Vote of Security Holders          18

Item 5.   Other Information
            - Approval of Gateway Western Railway Company Acquisition  19

Item 6.   Exhibits and Reports on Form 8-K                             20


SIGNATURES                                                             21

                  KANSAS CITY SOUTHERN INDUSTRIES, INC.

                                FORM 10-Q

                              MARCH 31, 1997


PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements


INTRODUCTORY COMMENTS

The Consolidated Condensed Financial Statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Consolidated Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

<PAGE 2>
                   KANSAS CITY SOUTHERN INDUSTRIES, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                           (Dollars in Millions)
                                (Unaudited)

                                                  March 31,        December 31,
                                                    1997                 1996
ASSETS
Current Assets:
 Cash and equivalents                            $     11.1         $     22.9
 Accounts receivable, net                             149.7              138.1
 Inventories                                           38.8               39.3
 Other current assets                                  57.1               91.8
    Total current assets                              256.7              292.1

Investments held for operating purposes               614.4              335.2

Properties (net of $500.6 and $491.3 accumulated
 depreciation and amortization, respectively)       1,219.7            1,219.3

Intangibles and Other Assets, net                     241.4              237.5

 Total assets                                    $  2,332.2         $  2,084.1

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Debt due within one year                        $      7.3         $      7.6
 Accounts and wages payable                            80.4              102.6
 Accrued liabilities                                  152.9              134.4
    Total current liabilities                         240.6              244.6

Other Liabilities:
 Long-term debt                                       916.3              637.5
 Deferred income taxes                                335.9              337.7
 Other deferred credits                               131.7              129.8
    Total other liabilities                         1,383.9            1,105.0

Minority Interest in consolidated subsidiaries          9.2               18.8

Stockholders' Equity:
 Preferred stock                                        7.1                7.1
 Common stock                                           0.4                0.4
 Capital surplus                                          -                  -
 Retained earnings                                    875.0              883.3
 Net unrealized gain on investments                    16.0               24.9
 Shares held in trust                                (200.0)            (200.0)
    Total stockholders' equity                        698.5              715.7

 Total liabilities and stockholders' equity      $  2,332.2         $  2,084.1

See accompanying notes to consolidated condensed financial statements.

<PAGE 3>
                   KANSAS CITY SOUTHERN INDUSTRIES, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (Dollars in Millions, Except per Share Data)
                                (Unaudited)

                                                           Three Months
                                                          Ended March 31,
                                                        1997           1996
Revenues                                             $  228.1       $  201.3

Costs and expenses                                      156.1          141.8
Depreciation and amortization                            17.9           19.0

  Operating Income                                       54.1           40.5

Equity in net earnings of
  unconsolidated affiliates:
    DST Systems, Inc.                                     6.1            1.9
    Other                                                 1.2            1.3

Interest expense                                        (13.1)         (12.9)
Other, net                                                5.9            4.6

  Pretax Income                                          54.2           35.4

Income tax provision                                     21.0           12.5
Minority interest in
  consolidated earnings                                   4.7            3.0

Net Income                                           $   28.5       $   19.9



Computation of Primary Earnings per Common Share

Weighted Average Primary Common
  Shares Outstanding (in thousands)                    36,739         40,010

Primary Earnings per Common Share                    $   0.77       $   0.50

Cash Dividends Paid:
  Per Preferred share                                $    .25       $    .25
  Per Common share                                   $    .10       $    .10



See accompanying notes to consolidated condensed financial statements.

<PAGE 4>
                   KANSAS CITY SOUTHERN INDUSTRIES, INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (Dollars in Millions)
                                (Unaudited)

                                                        Three Months
                                                        Ended March 31,
                                                    1997              1996

CASH FLOWS PROVIDED BY (USED FOR):
OPERATING ACTIVITIES:
 Net income                                      $  28.5            $  19.9
 Adjustments to net income:
  Depreciation and amortization                     17.9               19.0
  Deferred income taxes                              7.1                1.1
  Equity in undistributed earnings                  (7.3)               0.6
 Changes in working capital items:
  Accounts receivable                              (11.6)              (8.9)
  Inventories                                        0.5                2.1
  Other current assets                              (2.2)               7.8
  Accounts and wages payable                       (18.7)             (13.1)
  Accrued liabilities                               17.0              (56.4)
 Other, net                                        (13.4)              (7.3)
  Net                                               17.8              (35.2)


INVESTING ACTIVITIES:
 Property acquisitions                             (15.8)             (44.5)
 Proceeds from disposal of property                  2.5                1.0
 Investment in and loans with affiliates          (292.3)              (3.8)
 Net sales of short-term investments                34.5                6.3
 Other, net                                          2.5                3.6
  Net                                             (268.6)             (37.4)


FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt          280.0               95.7
 Repayment of long-term debt                        (1.6)              (1.9)
 Proceeds from stock plans                           4.2                1.6
 Stock repurchased                                 (39.9)             (39.1)
 Cash dividends paid                                (7.3)              (7.0)
 Other, net                                          3.6                1.3
  Net                                              239.0               50.6


CASH AND EQUIVALENTS:
 Net decrease                                      (11.8)             (22.0)
 At beginning of year                               22.9               31.8
 At end of period                                $  11.1            $   9.8

See accompanying notes to consolidated condensed financial statements.

<PAGE 5>
                   KANSAS CITY SOUTHERN INDUSTRIES, INC.

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal closing procedures) necessary to present fairly the financial position of Kansas City Southern Industries, Inc. ("Company"; "KCSI") and its subsidiary companies as of March 31, 1997 and December 31, 1996, and the results of operations and cash flows for the three months ended March 31, 1997 and 1996.


2. The results of operations for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year 1997.


3. The accompanying consolidated condensed financial statements have been prepared consistently with accounting policies described more fully in Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Effective January 1, 1997, the Company realigned its business segments to better define the core industries in which it operates. The various components comprising the segment formerly known as Corporate & Other have been assigned to either the Transportation or Financial Asset Management segment. Transportation consists of: The Kansas City Southern Railway Company ("KCSR"); Southern Group, Inc.; transportation-related KCSI Holding Company amounts; and transportation-related subsidiaries and equity investments, including Transportacion Ferroviaria Mexicana S. de R.L. de C.V. ("TFM"), Southern Capital Corporation, LLC ("Southern Capital"), Mexrail, Inc. ("Mexrail"), and Gateway Western Railway Company ("Gateway Western"). Financial Asset Management includes Janus Capital Corporation ("Janus"), Berger Associates, Inc. ("Berger"), the Company's approximate 41% interest in DST Systems, Inc. ("DST"), as well as Financial Asset Management-related KCSI Holding Company amounts. Prior year's information has been realigned to reflect the new segment approach.


4. The Company's inventories ($38.8 million at March 31, 1997 and $39.3 million at December 31, 1996) primarily consist of material and supplies related to rail transportation. Other components of inventories are not material.


5. Investments in unconsolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control. Investments in unconsolidated affiliates at March 31, 1997 include equity interests in DST, TFM, Southern Capital, Gateway Western and Mexrail, as well as the Company's interests in other companies.

As more fully discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, during first quarter 1997, Gateway Western was accounted for under the equity method as a majority-owned subsidiary while the Company awaited approval from the Surface Transportation Board ("STB") for the acquisition of Gateway Western. The STB approved the Company's acquisition of Gateway Western, effective May 5, 1997. Accordingly, purchase price allocations will be completed, and the assets, liabilities, revenues and expenses of Gateway Western will be included in the Company's financial statements as a consolidated subsidiary subsequent to STB approval.

<PAGE 6>

DST has a Stockholders' Rights Agreement, which includes provisions providing that under certain circumstances following a "change in control" of KCSI, as defined in DST's Stockholders' Rights Agreement, substantial dilution of the Company's interest in DST could result. Additionally, the Company is party to certain agreements with Transportacion Maritima Mexicana, S.A. de C.V. ("TMM") covering the TFM and Mexrail ventures. TMM (including its subsidiaries) owns 51% each of TFM and Mexrail. These agreements contain "change in control" provisions, provisions intended to preserve the Company's and TMM's proportionate ownership of the ventures, and super majority provisions with respect to voting on certain significant transactions. Such agreements also provide a right of first refusal in the event that either party initiates a divestiture of its equity interest in TFM or Mexrail. Under certain circumstances, such agreements could affect the Company's ownership percentage and rights in these equity affiliates.

Condensed financial information of DST is shown below (in millions):


Financial Condition:
                                             March 31,     December 31,
                                                1997          1996
Current Assets                               $   206.3      $   201.3
Non-current assets                               865.1          920.3
  Assets                                     $ 1,071.4      $ 1,121.6


Current liabilities                          $   108.5      $   129.3
Non-current liabilities                          294.1          297.1
Equity of stockholders                           668.8          695.2
  Liabilities and equity                     $ 1,071.4      $ 1,121.6

Investment in DST                            $   276.0      $   283.5



Operating Results:
                                                   Three Months
                                                  Ended March 31,
                                               1997            1996

 Revenues                                    $   158.7      $   144.3

 Costs and expenses                          $   135.0      $   125.1

 Net income                                  $    15.1      $     4.4


<PAGE 7>

6. For purposes of the Statement of Cash Flows, the Company considers all short-term liquid investments with a maturity of generally three months or less to be cash equivalents.

a. Supplemental Cash Flow Information (in millions):

                                                           Three Months
                                                          Ended March 31,
                                                       1997             1996
    Interest paid (net of capitalized interest)      $  16.0          $  18.0
    Income taxes paid                                     -              66.0

The Company's income taxes paid for the three months ended March 31, 1996 included the payment of federal and state income taxes resulting from the DST initial public offering transactions, which occurred in fourth quarter 1995.

b. Noncash Investing and Financing Activities:

In first quarter 1997, the Company issued approximately 82,000 shares of KCSI common stock under the Ninth Offering of the Employee Stock Purchase Plan ("ESPP"). These shares, totaling a purchase price of approximately $3.1 million, were subscribed and paid for through employee payroll deductions in 1996.

In first quarter 1996, the Company issued approximately 101,800 shares of KCSI common stock under the Eighth Offering of the ESPP. These shares, totaling a purchase price of approximately $3.8 million, were subscribed and paid for through employee payroll deductions in 1994 and 1995.

The Company accrued a liability for the donation of 300,000 shares of DST common stock to a charitable trust in December 1995. These shares were delivered to the charitable trust in January 1996, resulting in a reduction in the Company's investment in DST and associated liabilities.

Certain Company subsidiaries and affiliates hold investments which are accounted for as "available for sale" securities as defined by Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." The Company records its proportionate share of any unrealized gains or losses related to these investments, net of deferred taxes, in stockholders' equity. The unrealized gain as of March 31, 1997, net of deferred taxes, related to these investments decreased $8.9 million from December 31, 1996.


7. Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128") was issued in February 1997, effective for financial statements for interim and annual periods ending after December 15, 1997. The statement specifies the computation, presentation and disclosure requirements for earnings per share. The statement requires the computation of earnings per share under two methods: "basic" and "diluted." Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed giving effect to all dilutive potential common shares that were outstanding during the period (i.e., the denominator used in the basic calculation is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued). SFAS 128 requires the Company to present basic and diluted per share amounts for income from continuing operations and for net income on the face of the income statement.

<PAGE 8>

Although early adoption of SFAS 128 is not permitted, pro forma earnings per share amounts may be disclosed in the notes to the financial statements. Accordingly, if the Company's earnings per share had been computed in accordance with SFAS 128 for the three months ended March 31, 1997 and 1996, pro forma earnings per share would have been as follows:

                                                      Three Months
                                                     Ended March 31,
                                                    1997         1996
    Pro Forma Earnings per share:
          Basic                                   $  0.79      $  0.51
          Diluted                                    0.77         0.50

8. As discussed more fully in Notes 2 and 11 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, the Mexican Government ("Government") awarded to TFM the right to purchase 80% of the common stock of Ferrocarril del Noreste, S.A. de C.V. ("FNE") for approximately 11.072 billion Mexican pesos (approximately $1.4 billion U.S. based on the U.S. dollar/Mexican peso exchange rate on December 5, 1996). FNE holds the concession to operate Mexico's Northeast rail lines for the next 50 years, with the option of a 50 year extension (subject to certain conditions). At March 31, 1997, the Company owned 49% of the ordinary voting stock of TFM. The Company accounts for TFM under the equity method.

In connection with the Company's investment in TFM, a Mexican company, matters arise with respect to financial accounting and reporting for foreign currency transactions and for translating foreign currency financial statements from Mexican pesos into U.S. dollars. The Company follows the requirements outlined in Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation" ("SFAS 52"), and related authoritative guidance.

On January 31, 1997, TFM deposited approximately $565 million U.S. with the Government (representing approximately 40% of the purchase price) as the initial installment under the agreement to acquire ownership in FNE. The Company funded its proportionate amount (approximately $277 million U.S. based on the U.S. dollar/Mexican peso exchange rate on January 31, 1997) of the initial installment as a capital contribution to TFM using borrowings under existing lines of credit.

TFM is required to pay the remaining 60% of the purchase price in Mexican pesos no later than July 31, 1997. TFM (through FNE) has entered into a letter of intent with an investment banking institution for financing that would make available to TFM approximately $875 million through a combination of a senior term loan, two high yield note offerings and a revolving credit facility. The terms of the letter of intent include a possible capital call of $150 million from TMM and the Company if certain performance benchmarks, to be agreed upon, are not met. The Company would be responsible for approximately $74 million of the capital call, if exercised.

Concurrent with the arrangement of financing for TFM, TMM and the Company entered into a letter of intent to sell approximately 24.5% of TFM to the Government for approximately $200 million U.S. The proceeds from the Government will be used to finance a portion of the FNE purchase price. Upon completion of the transaction with the Government, the Company's interest in TFM would be reduced from 49% to approximately 37%. The letter of intent includes a call option for TMM and the Company, which could be exercised at the share price paid by the Government plus a (U.S. dollar-denominated) interest factor based on one-year U.S. Treasury securities.

<PAGE 9>

In the event that the proceeds from these arrangements do not provide funds sufficient for TFM to make the final installment of the purchase price, the Company may be required to make additional capital contributions. In order to hedge against a portion of the Company's exposure to fluctuations in the value of the Mexican peso versus the U.S. dollar, the Company entered into two separate forward contracts to purchase Mexican pesos - $98 million in February 1997 and $100 million in March 1997. These contracts were not held for trading purposes. In April 1997, the Company realized a $3.8 million pretax gain in connection with these contracts. This gain will be deferred until the final installment of the FNE purchase price is made, and accounted for as a component of the Company's investment in TFM. These contracts were intended to hedge only a portion of the Company's exposure related to the final installment of the purchase price and not any other transactions or balances. In separate transactions, TFM entered into approximately $600 million in forward contracts to hedge against its exposure to fluctuations in the value of the Mexican peso versus the U.S. dollar.

Upon completion of the TFM purchase of 80% of FNE, the Company expects that its investment in TFM will be approximately $300 million.

Mexico's economy is currently classified as "highly inflationary" as defined in SFAS 52; accordingly, the U.S. dollar is assumed to be TFM's functional currency, and any gains or losses from translating its financial statements into U.S. dollars will be included in the determination of its net income. Any equity earnings or losses from TFM included in the Company's results of operations will reflect the Company's share of such translation gains and losses. The Company will evaluate existing alternatives with respect to utilizing foreign currency instruments to hedge its U.S. dollar investment in TFM as market conditions change or exchange rates fluctuate.


9. In accordance with Statement of Financial Accounting Standards No. 58 "Capitalization of Interest Cost in Financial Statements That Include Investments Accounted for by the Equity Method" ("SFAS 58"), the Company has capitalized interest incurred on the borrowings from its lines of credit associated with the approximate $277 million capital contribution to TFM. This contribution was the Company's proportionate amount of the initial installment made by TFM in connection with its acquisition of 80% of FNE. TFM will obtain operational control of FNE upon payment of the final installment of the purchase price, which is required to occur no later than July 31, 1997. Once the final installment is paid, the planned principal operations of TFM will commence and, pursuant to SFAS 58, capitalization of interest by the Company will cease. Interest capitalized by the Company for the three months ended March 31, 1997 totaled $2.6 million.


10. The Company has had no significant changes in its outstanding litigation or other contingencies from that previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


11. See the Recent Developments section of Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, for significant transactions and events that will have an impact on the Company's future results of operations and financial position.

<PAGE 10>

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


OVERVIEW

The discussion set forth below, as well as other portions of this Form 10-Q, contains comments not based upon historical fact. Such forward-looking comments are based upon information currently available to management and management's perception thereof as of the date of this Form 10-Q. The actual results of operations of Kansas City Southern Industries, Inc. ("Company"; "KCSI") could materially differ from those indicated in forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the Company's Current Report on Form 8-K dated November 12, 1996, which has been filed with the U.S. Securities and Exchange Commission (File No. 1-4717) and is hereby incorporated by reference herein. Readers are strongly encouraged to consider these factors when evaluating any such forward-looking comments.

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

Effective January 1, 1997, the Company realigned its industry segments to more clearly reflect the Company's focus on its core businesses. The various components which formerly comprised the Corporate & Other segment were assigned to either the Transportation or Financial Asset Management segment. Accordingly, the Company's business activities by newly aligned industry segment and principal subsidiary companies are:

Transportation - The Transportation segment consists of all transportation-related subsidiaries and investments, including:

* The Kansas City Southern Railway Company ("KCSR"), a wholly-owned subsidiary of the Company, operating a Class I Common Carrier railroad system;
* Southern Group, Inc. ("SGI"), a wholly-owned subsidiary of KCSR, owning 100% of Carland, Inc. and managing the loan portfolio for Southern Capital Corporation, LLC ("Southern Capital," a 50% owned joint venture);
*   Equity investments in Southern Capital, Transportacion Ferroviaria Mexicana
    S. de R.L. de C.V. ("TFM," a 49% owned affiliate at March 31, 1997, but which may be reduced to approximately 37% in second or third quarter 1997), Mexrail, Inc. ("Mexrail," a 49% owned affiliate) and Gateway Western Railway Company ("Gateway Western," a majority-owned unconsolidated subsidiary at March 31, 1997 - see below);
*   Various other consolidated subsidiaries;
*   KCSI Holding Company amounts.

Financial Asset Management - This segment consists of all subsidiaries engaged in the management of investments for mutual funds, private and other accounts, as well as any Financial Asset Management-related investments. Included are:

*   Janus, an 83% owned subsidiary;
*   Berger, an 87% owned subsidiary;
*   DST Systems, Inc. ("DST"), an approximate 41% owned equity investment;
*   KCSI Holding Company amounts.

<PAGE 11>

RECENT DEVELOPMENTS

Mexico's Northeast Rail Lines - As disclosed previously, TFM, a joint venture of the Company and Transportacion Maritima Mexicana, S.A. de C.V. ("TMM"), was awarded the right to purchase 80% of the common stock of Ferrocarril del Noreste, S.A. de C.V. ("FNE") for approximately 11.072 billion Mexican pesos (approximately $1.4 billion U.S. based on the U.S. dollar/Mexican peso exchange rate on December 5, 1996). FNE holds the concession to operate Mexico's Northeast rail lines for the next 50 years, with the option of a 50 year extension (subject to certain conditions). At March 31, 1997, the Company owned 49% of the ordinary voting stock of TFM. The Company accounts for TFM under the equity method.

On January 31, 1997, TFM deposited approximately $565 million U.S. with the Mexican Government (representing approximately 40% of the purchase price) as the initial installment under the agreement to purchase FNE. The Company funded its proportionate amount (approximately $277 million U.S. based on the U.S. dollar/Mexican peso exchange rate on January 31, 1997 ) of the initial installment as a capital contribution to TFM using borrowings under existing lines of credit. The remaining 60% of the purchase price will be paid when TFM obtains operational control of the Northeast rail lines, which is required to occur no later than July 31, 1997.

TFM (through FNE) has entered into a letter of intent with an investment banking institution to finance the majority of the remaining purchase price through a combination of a senior term loan, two high yield note offerings and a revolving credit facility. The arrangements are expected to make available to TFM approximately $875 million. The terms of the letter of intent include a possible capital call of $150 million from TMM and the Company if certain performance benchmarks, to be agreed upon, are not met. The Company would be responsible for approximately $74 million of the capital call, if exercised.

Additionally, the Company and TMM entered into a letter of intent to sell approximately 24.5% of TFM to the Mexican Government for approximately $200 million U.S. These proceeds are expected to be used to finance a portion of the FNE purchase price. Upon completion of the transaction with the Mexican Government, the Company's interest in TFM would be reduced from 49% to approximately 37%. The letter of intent includes a call option for TMM and the Company, which could be exercised at the share price paid by the Mexican Government plus a (U.S. dollar-denominated) interest factor based on one-year U.S. Treasury securities.

In order to hedge against a portion of the Company's exposure to fluctuations in the value of the Mexican peso versus the U.S. dollar, the Company entered into two separate forward contracts to purchase Mexican pesos - $98 million in February 1997 and $100 million in March 1997. In April 1997, the Company realized a $3.8 million pretax gain in connection with these contracts. This gain will be deferred until the final installment of the FNE purchase price is made, and accounted for as a component of the Company's investment in TFM. These contracts were intended to hedge only a portion of the Company's exposure related to the final installment of the purchase price and not any other transactions or balances. In separate transactions, TFM entered into approximately $600 million in forward contracts to hedge against its exposure to fluctuations in the value of the Mexican peso versus the U.S. dollar.

Common Stock Repurchases - The Company's Board of Directors ("Board") has authorized management to repurchase a total of eleven million shares of KCSI common stock under two programs - the 1995 program for eight million shares and the 1996 program for three million shares. During first quarter 1997, the Company purchased the final 800,000 shares under the forward purchase contract disclosed in Note 8 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
With these transactions, the Company has repurchased approximately 9.1 million of its common shares, effectively completing the 1995 program and part of the 1996 program.

<PAGE 12>

Additional share repurchases may be made during 1997 based on management's assessment of current market conditions and perceived risks, as well as the Company's available capital and liquidity.

Gateway Western - KCS Transportation Company ("KCSTC," a wholly-owned subsidiary of the Company) acquired beneficial ownership of the outstanding stock of Gateway Western in December 1996. The stock acquired by KCSTC was held in an independent voting trust until the Company received approval from the Surface Transportation Board ("STB") on the Company's proposed acquisition of Gateway Western. The STB issued its approval of the transaction effective May 5, 1997. Because the Gateway Western stock was held in trust during first quarter 1997, the Company accounted for Gateway Western under the equity method as a majority-owned unconsolidated subsidiary. With the STB approval of the acquisition, the Company will complete purchase price allocations and Gateway Western will become a consolidated subsidiary reported in the Transportation segment.


RESULTS OF OPERATIONS

Segment revenues and operating income comparisons follow (dollars in millions):

                                                             Three Months
                                                            Ended March 31,
                                                          1997          1996
Revenues:
 Transportation                                        $  124.6      $  130.9
 Financial Asset Management                               103.5          70.4
   Total                                               $  228.1      $  201.3

Operating Income:
 Transportation                                        $   12.5      $   15.2
 Financial Asset Management                                41.6          25.3
   Total                                               $   54.1      $   40.5

The Company reported first quarter 1997 earnings of $28.5 million ($0.77 per share) compared to $19.9 million ($0.50 per share) in first quarter 1996. Consolidated first quarter 1997 revenues rose 13% to $228.1 million compared to first quarter 1996, primarily from increases in assets under management at Janus. Operating income for the three months ended March 31, 1997 increased 34% (to $54.1 million) versus comparable 1996, largely due to lower proportionate growth in Financial Asset Management operating expenses as compared to revenues, coupled with operating cost reductions at KCSR. First quarter 1997 depreciation and amortization decreased approximately 6%, chiefly because of reduced depreciation at KCSR and its subsidiaries as a result of the contribution of rail property to the Southern Capital joint venture in October 1996. Equity earnings in unconsolidated affiliates increased $4.1 million, primarily from improved earnings at DST. Interest expense for the three months ended March 31, 1997 was approximately 2% higher than comparable 1996 as a result of slightly higher average debt balances in 1997 (exclusive of indebtedness on which interest was capitalized during first quarter 1997).

<PAGE 13>

TRANSPORTATION

                            Three Months                  Three Months
                         Ended March 31, 1997         Ended March 31, 1996
                                            (in millions)
                      --------------------------     -------------------------
                           Holding Company              Holding Company
                              and Trans-                   and Trans-
                              portation-                   portation-
                              Related  Consolidated        Related Consolidated
                               Affil-     Trans-             Affil-     Trans-
                       KCSR    iates    portation    KCSR    iates    portation
Revenues              $ 121.0   $  3.6   $ 124.6    $ 123.3   $  7.6   $ 130.9
Costs and expenses       93.5      3.7      97.2       94.1      5.6      99.7
Depreciation and
  amortization           13.6      1.3      14.9       14.6      1.4      16.0
 Operating income (loss) 13.9     (1.4)     12.5       14.6      0.6      15.2
Equity in net earnings
  of unconsolidated
  affiliates              0.5      0.6       1.1         -       0.6       0.6
Interest expense         (9.7)    (1.1)    (10.8)     (12.1)    (0.1)    (12.2)
Other, net                2.4       -        2.4        0.9     (0.3)      0.6
 Pretax income (loss)     7.1     (1.9)      5.2        3.4      0.8       4.2
Income tax
  provision (benefit)     3.1     (0.9)      2.2        1.4      0.4       1.8
 Net income (loss)    $   4.0   $ (1.0)  $   3.0    $   2.0   $  0.4    $  2.4

The Transportation segment contributed $3.0 million to the Company's first quarter 1997 earnings, a 25% increase over first quarter 1996. This increase was attributable to higher equity earnings from unconsolidated affiliates, reduced interest expense, and a one time gain on the sale of track, partially offset by lower operating income as a result of a 5% decrease in revenues (to $124.6 million for the quarter ended March 31, 1997).

KCSR first quarter 1997 revenues decreased 2%, primarily due to a 16% reduction in unit coal revenues as a result of four unplanned outages at utilities served by KCSR and weather problems affecting connecting carriers and mines originating the coal. This decrease was partially offset by a $2.2 million improvement in general commodities revenues for the three months ended
March 31, 1997. Revenue improvements were evident in metal and petroleum products (from volume increases), and paper/forest products as a result of higher average revenues per carload. While first quarter 1997 intermodal carloadings were 5% lower than the comparable prior period, associated revenues decreased only 2%, indicative of a focus on higher-rate business. Holding Company and Transportation-Related Affiliate revenues decreased $4.0 million primarily as a result of the dissolution of Southern Leasing Corporation ("SLC") in connection with the formation of the Southern Capital joint venture in October 1996.

The decline in Transportation revenues was partially offset by reduced costs during first quarter 1997. KCSR reported a $1.6 million decrease in operating expenses, primarily attributable to reduced 1997 depreciation costs (due to the KCSR/Carland contribution of rail property to Southern Capital in fourth quarter 1996) and higher costs in first quarter 1996 associated with customer service enhancements and the transportation-related effects of severe winter weather conditions. Reduced costs were evident in salaries and wages, car hire costs and purchased services. Additionally, cost containment measures implemented during third and fourth quarter 1996 helped stabilize other first quarter 1997 costs. KCSR cost reductions were partially offset by higher fuel costs as a result of increased prices, increased equipment lease costs to Southern Capital, and the inclusion of costs and expenses from SGI, which became a consolidated KCSR subsidiary in October 1996. Holding Company and Transportation-Related Affiliate costs and expenses decreased $2.0 million primarily due to the dissolution of SLC.

Equity earnings from unconsolidated affiliates included in the Transportation segment increased $0.5 million over first quarter 1996, reflecting the inclusion of Southern Capital and Gateway Western, both of which became Company investments in fourth quarter 1996.

<PAGE 14>

Interest expense decreased 11% from first quarter 1996 because of the repayment of KCSR, Carland and SGI debt using proceeds from the Southern Capital transaction, offset somewhat by interest expense associated with higher average Holding Company debt balances during first quarter 1997 versus first quarter 1996. Interest expense related to the indebtedness incurred in connection with the Company's investment in TFM is being capitalized until the final installment of the FNE purchase price is made, which is required to occur no later than July 31, 1997. Interest capitalized during the quarter ended
March 31, 1997 totaled $2.6 million.

Other, net increased in first quarter 1997 as a result of a one time pretax gain of $1.6 million resulting from the sale of track by KCSR.


FINANCIAL ASSET MANAGEMENT

                               Three Months                Three Months
                           Ended March 31, 1997         Ended March 31, 1996
                                            (in millions)
                        --------------------------     ------------------------
                                 Holding                       Holding
                                 Company                       Company
                        Janus    and FAM-  Consol-    Janus    and FAM- Consol-
                         and     Related   idated      and     Related   idated
                        Berger  Affiliates   FAM      Berger  Affiliates  FAM
Revenues              $ 103.6   $  (0.1)   $ 103.5    $  70.1   $   0.3  $ 70.4
Costs and expenses       57.6       1.3       58.9       40.5       1.6    42.1
Depreciation and
  amortization            2.9       0.1        3.0        3.0        -      3.0
 Operating income (loss) 43.1      (1.5)      41.6       26.6      (1.3)   25.3
Equity in net earnings of
  unconsolidated affiliates:
    DST Systems, Inc       -        6.1        6.1         -        1.9     1.9
    Other                 0.1        -         0.1         -        0.7     0.7
Interest income (expense)(1.5)     (0.8)      (2.3)      (1.1)      0.4    (0.7)
Other, net                0.3       3.2        3.5        0.8       3.2     4.0
 Pretax income           42.0       7.0       49.0       26.3       4.9    31.2
Income tax provision     16.4       2.4       18.8       10.6       0.1    10.7
Minority interest         4.7        -         4.7        3.0        -      3.0
 Net income           $  20.9   $   4.6    $  25.5    $  12.7   $   4.8  $ 17.5

Financial Asset Management contributed $25.5 million to KCSI's 1997 first quarter consolidated earnings, an increase of 46% over comparable 1996. Average assets under management by Janus and Berger were 45% higher during first quarter 1997 than first quarter 1996, fueling a $33.1 million increase in revenues and a 64% increase in operating income over first quarter 1996.

Assets under management continued to grow as year to date 1997 net fund sales of $3.3 billion (offset partially by market depreciation) raised total assets to $53.2 billion at March 31, 1997 ($49.9 billion at Janus; $3.3 billion at Berger). Shareowner accounts increased 3% from December 31, 1996 to approximately 2.8 million accounts as of March 31, 1997.

 Janus
 Janus continues to report improved product performance - assets under management increased $3.2 billion from December 31, 1996 - in part because more than 50% of (separately tracked) Janus fund products ranked in the first quartile when compared to their respective peer categories based on product performance over a rolling one-year period through March 31, 1997 (using data from Lipper Analytical Services, Inc.). Additionally, the Janus Overseas Fund and Janus Worldwide Fund both ranked in the top 5% of their peer categories, combining for over $8.7 billion in assets under management as of March 31, 1997 compared to $2.9 billion at March 31, 1996.

<PAGE 15>

 Berger
 In February 1997, Berger assumed the advisory contract for the Omni Fund, renaming it The Berger Small Cap Value Fund ("Small Cap"). At March 31, 1997, assets under management for the Small Cap fund totaled approximately $46 million. Also, the Berger/BIAM International Fund (introduced in fourth quarter 1996) increased its assets under management to $58.1 million as of March 31, 1997. Exclusive of these new funds, assets under management of Berger's core funds decreased approximately $400 million from December 31, 1996, reflecting market depreciation and net redemptions during first quarter 1997.

 In January 1997, KCSI's ownership in Berger increased to approximately 87% (from 80%) due to Berger's repurchase of its common stock (for treasury) from a minority shareholder. The Company recorded $8.7 million in intangibles in connection with this transaction, which will be amortized over 15 years.

While revenues for the first quarter 1997 increased 47% over comparable 1996, costs and expenses increased at a lower proportionate rate, resulting in improved operating margins. These improved margins were primarily attributable to cost containment efforts at Janus.

First quarter 1997 equity earnings from DST increased to $6.1 million from $1.9 million in comparable 1996, primarily due to the Company's proportionate share of DST's $10.2 million non-recurring charge in first quarter 1996 related to a former DST equity affiliate, The Continuum Company, Inc. Exclusive of this item, DST's 1997 earnings reflect an increase in mutual fund, output processing and subscriber management revenues and higher operating margins compared to first quarter 1996.

Financial Asset Management interest expense increased $1.6 million over first quarter 1996 as a result of higher average Holding Company debt balances during first quarter 1997.


TRENDS AND OUTLOOK

The Company's first quarter 1997 earnings per share of $0.77 were more than 50% higher than the $0.50 per share in first quarter 1996. Driven by increased equity earnings, reduced interest expense and a non-recurring gain on the sale of track, the Transportation segment reported improved earnings in first quarter 1997. As a result of improved operating margins and a 37% growth in assets under management since March 31, 1996, the Financial Asset Management segment's contribution to first quarter 1997 consolidated earnings increased by 46% over comparable 1996.

A current outlook for the Company's businesses for the remainder of 1997 is as follows (refer to the first paragraph of "Overview" section of this Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, regarding forward-looking comments):

i) KCSR - General commodities and intermodal traffic will continue to be largely dependent on economic trends within certain industries in the geographic region served by KCSR. (I) Based on anticipated traffic levels, including consideration of recent rail mergers, revenues are expected to be relatively flat during the remainder of 1997. (I) Variable costs and expenses are expected to continue at levels proportionate with revenue activity. (I) Consistent with first quarter 1997, equipment lease costs will be higher in 1997 than comparable 1996 as a result of operating leases with Southern Capital.



 (I) See the first paragraph of "Overview" section of Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, regarding forward-looking comments

<PAGE 16>

ii) Financial Asset Management - Future growth will be largely dependent on prevailing financial market conditions, relative performance of Janus' and Berger's products, introduction and market reception of new products, as well as other factors. (I) Costs and expenses should continue at operating levels consistent with the rate of growth, if any, in revenues. (I)

iii) Equity Investments - The Company will continue to participate in the earnings or losses from its equity investment in DST. Equity earnings in the 1997 second and third quarters are expected to be favorably impacted by the investment in Southern Capital. (I) However, the Company expects to report equity losses from TFM once it begins operation of Mexico's Northeast rail lines (expected in late second or early third quarter 1997.) (I)


LIQUIDITY AND CAPITAL RESOURCES

Summary cash flow data is as follows (in millions):

                                                     Three Months
                                                    Ended March 31,
                                                  1997            1996
Cash flows provided by (used for):
 Operating activities                           $  17.8          $ (35.2)
 Investing activities                            (268.6)           (37.4)
 Financing activities                             239.0             50.6
 Cash and equivalents:
   Net decrease                                   (11.8)           (22.0)
   At beginning of year                            22.9             31.8
   At end of period                             $  11.1          $   9.8

During the three months ended March 31, 1997, the Company's cash position decreased $11.8 million from December 31, 1996. This decrease was caused primarily by cash used for property acquisitions and Company common stock repurchases, offset partially by positive operating cash flows and sales of short-term investments by Janus. Operating cash flows for the quarter ended March 31, 1997 increased $53.0 million compared to the same period in 1996. This increase was chiefly attributable to reduced operating cash flows in first quarter 1996 as a result of the payment of approximately $66 million in federal and state income taxes resulting from the taxable gains associated with the DST public stock offering completed in November 1995, offset partially by changes in other working capital components.

Investing expenditures for the quarter ended March 31, 1997 included the Company's approximate $277 million capital contribution to TFM and KCSR road property additions. Cash from investing activities was generated primarily from the sale of short-term investments by Janus.

Financing cash flows were generated through borrowings under credit lines in excess of repayments, essentially to fund the TFM capital contribution. Debt proceeds and cash from sales of short-term investments were used for the repurchase of $39.9 million in Company common stock in connection with the stock repurchase programs authorized by the Company's Board of Directors.



(I) See the first paragraph of "Overview" section of Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, regarding forward-looking comments

<PAGE 17>

Cash flows from operations are expected to increase during the remainder of 1997 from positive operating income, which has historically resulted in favorable cash flows. (I) Investing activities will continue to use significant amounts of cash. Future roadway improvement projects are expected to be funded by KCSR operating cash flow. (I) Based on anticipated financing arrangements for TFM, significant additional contributions from the Company to TFM are not expected to be necessary. (I) However, as discussed earlier, there exists a possible approximate $74 million capital call if certain TFM benchmarks, to be agreed upon with the investment banking institution, are not met. Additionally, if circumstances develop in which a contribution may be requested by TFM, the Company will evaluate the contribution based on the merits of the specific underlying need.

In addition to operating cash flows, the Company has financing available through its various lines of credit (with a maximum borrowing amount of $480 million, of which $160 million was available at March 31, 1997). Because of certain financial covenants contained in the credit agreements, however, maximum utilization of the Company's available lines of credit may be restricted. The Company also has $500 million with respect to a Universal Shelf Registration Statement ("Registration Statement") filed in September 1993, as amended in April 1996. The Securities and Exchange Commission declared the Registration Statement effective on April 22, 1996; however, no securities have been issued. The Company believes its operating cash flows and available financing resources are sufficient to fund working capital and other requirements for the remainder of 1997, as well as other potential business opportunities that the Company is currently pursuing. (I)

The Company's debt ratio (total debt as a percent of total debt plus equity) at March 31, 1997 was 56.9% compared to 47.4% at December 31, 1996. Company consolidated debt increased $278.5 million from December 31, 1996 (to $923.6 million at March 31, 1997) primarily as a result of borrowings to fund the approximate $277 million capital contribution to TFM. Consolidated equity decreased $17.2 million from December 31, 1996. This decrease was due to common stock repurchases and a negative non-cash equity adjustment related to a decrease in unrealized gains on "available for sale" securities held by affiliates, offset partially by net income and the issuance of common stock under the Employee Stock Purchase Plan and other plans. The increase in debt, together with reduced equity, resulted in an increase in the debt ratio from December 31, 1996.

Management anticipates that the debt ratio will increase slightly during the remainder of 1997 as a result of continued repurchases of Company common stock and the consolidation of approximately $40 million of Gateway Western indebtedness, partially offset by profitable operations. (I)










(I) See the first paragraph of "Overview" section of Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, regarding forward-looking comments


<PAGE 18>

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

Part I, Item 1. Financial Statements, Note 10 to the Consolidated Condensed Financial Statements of this Form 10-Q is hereby incorporated herein by reference.


Item 4.  Submission of Matters to a Vote of Security Holders

a) The Company held its 1997 Annual Meeting of Stockholders ("Annual Meeting") on May 1, 1997. A total of 32,108,142 shares of the Preferred stock and the Common stock, or 88.5% of such outstanding stock on the record date, were represented at the Annual Meeting. These shares vote together as a single class.

b) Proxies for the meeting were solicited pursuant to Regulation 14A; there was no solicitation in opposition to management's nominees for directors as listed in such Proxy Statement and all such nominees were elected. The voting was as follows:

                                                            Total
                                                            Shares
    Election of Three Directors
        (i)   Michael G. Fitt
                For                                       31,939,648
                Withheld                                     410,062
                              Total                       32,349,710

        (ii)  Michael R. Haverty
                For                                       31,208,206
                Withheld                                     410,062
                              Total                       31,618,268

        (iii) Morton I. Sosland
                For                                       31,945,287
                Withheld                                     411,162
                              Total                       32,356,449

<PAGE 19>

c) Listed below is each of the other matters voted on at the Company's Annual Meeting. Each of these matters is fully described in the Company's Definitive Proxy Statement. The voting was as follows:

                                                         Total
                                                         Shares
    Approval of a Performance-Based
    Compensation Plan for the
    Chief Executive Officer of
    Janus Capital Corporation
                For                                     30,697,841
                Against                                  1,168,282
                Abstentions                                242,019
                Non-votes                                        -
                              Total                     32,108,142


    Ratification of the Board of Directors'
    selection of Price Waterhouse LLP
    as Company's Independent Accountants for 1997
                For                                     31,881,469
                Against                                    124,164
                Abstentions                                102,509
                Non-votes                                        -
                              Total                     32,108,142

Based upon the majority of votes required for approval, each of these matters passed.


Item 5. Other Information

Approval of Gateway Western Railway Company Acquisition

Effective May 5, 1997, the Surface Transportation Board ("STB") granted approval of the Company's proposed acquisition of Gateway Western Railway Company ("Gateway Western"). In December 1996, KCS Transportation Company ("KCSTC," a wholly-owned subsidiary of the Company) acquired beneficial ownership of the outstanding stock of Gateway Western, a regional rail carrier with operations from Kansas City, Missouri to East St. Louis and Springfield, Illinois, and restricted haulage rights between Springfield and Chicago from the Southern Pacific Rail Corporation. In 1996, Gateway Western reported earnings of $5.1 million on revenues of approximately $41 million.

The stock acquired by KCSTC was held in an independent voting trust until the Company received approval from the STB on the proposed transaction. While the Gateway Western stock was held in trust (including during first quarter 1997), the Company accounted for Gateway Western under the equity method as a majority-owned unconsolidated subsidiary. With the STB approval, the voting
trust was dissolved and the stock transferred to KCSTC.   The Company will
complete purchase price allocations and Gateway Western will become a consolidated subsidiary reported in the Transportation segment.

<PAGE 20>

Item 6. Exhibits and Reports on Form 8-K

a)   Exhibits

     Exhibit 10.1 - The Kansas City Southern Railway Company Directors'
                    Deferred Fee Plan, adopted August 20, 1982, as Amended and Restated March 19, 1997, is attached to this Form 10-Q as
                    Exhibit 10.1

     Exhibit 27.1 - Financial Data Schedule

b)   Reports on Form 8-K

     The Company filed a Current Report on Form 8-K dated February 21, 1997, reporting: i) the payment of 40% of the purchase price for Ferrocarril del Noreste, S.A. de C.V. ("FNE"), who holds the concession to operate Mexico's Northeast rail lines, by Transportacion Ferroviaria Mexicana
     S. de R.L. de C.V., a joint venture of the Company and Tranportacion Maritima Mexicana, S.A. de C.V.; and ii) the Company's funding of its proportionate amount of the initial installment. Also, anticipated financing arrangements for the remaining 60% of the FNE purchase price were disclosed.

<PAGE 21>

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on May 14, 1997.


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