Form 10-Q
period 1997-06-30
KANSAS CITY SOUTHERN INDUSTRIES INC
filed 1997-08-13
CIK 54480

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1997

                                    OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

             for the transition period from ______ to ______

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

          Class                                    Outstanding at July 31, 1997
Common Stock, $.01 per share par value             35,721,898 Shares (pro forma
                                                 107,165,694 shares post-split)

                  KANSAS CITY SOUTHERN INDUSTRIES, INC.

                                FORM 10-Q

                              JUNE 30, 1997

                                  INDEX


                                                                    Page
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Introductory Comments                                                   1

Consolidated Condensed Balance Sheets -
  June 30, 1997 and December 31, 1996                                   2

Consolidated Condensed Statements of Income -
  Three and Six Months Ended June 30, 1997 and 1996                     3

Computation of Primary Earnings per Common Share                        3

Consolidated Condensed Statements of Cash Flows -
  Six Months Ended June 30, 1997 and 1996                               4

Notes to Consolidated Condensed Financial Statements                    5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          11


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                            22

Item 6.   Exhibits and Reports on Form 8-K                             22


SIGNATURES                                                             23

                  KANSAS CITY SOUTHERN INDUSTRIES, INC.

                                FORM 10-Q

                              JUNE 30, 1997


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

<PAGE 2>
                   KANSAS CITY SOUTHERN INDUSTRIES, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                           (Dollars in Millions)
                                (Unaudited)

                                                  June 30,         December 31,
                                                    1997              1996
ASSETS
Current Assets:
 Cash and equivalents                             $    18.1          $    22.9
 Accounts receivable, net                             163.0              138.1
 Inventories                                           39.9               39.3
 Other current assets                                  66.9               91.8
    Total current assets                              287.9              292.1

Investments held for operating purposes               655.5              335.2

Properties (net of $509.8 and $491.3 accumulated
 depreciation and amortization, respectively)       1,262.1            1,219.3

Intangibles and Other Assets, net                     241.4              237.5

 Total assets                                     $ 2,446.9          $ 2,084.1

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Debt due within one year                         $     7.5          $     7.6
 Accounts and wages payable                            91.5              102.6
 Accrued liabilities                                  169.7              134.4
    Total current liabilities                         268.7              244.6

Other Liabilities:
 Long-term debt                                       927.3              637.5
 Deferred income taxes                                352.0              337.7
 Other deferred credits                               138.2              129.8
    Total other liabilities                         1,417.5            1,105.0

Minority Interest in consolidated subsidiaries         15.5               18.8

Stockholders' Equity:
 Preferred stock                                        7.1                7.1
 Common stock                                           0.4                0.4
 Capital surplus                                         -                  -
 Retained earnings                                    903.7              883.3
 Net unrealized gain on investments                    34.0               24.9
 Shares held in trust                                (200.0)            (200.0)
    Total stockholders' equity                        745.2              715.7

 Total liabilities and stockholders' equity       $ 2,446.9          $ 2,084.1


     See accompanying notes to consolidated condensed financial statements.

<PAGE 3>
                   KANSAS CITY SOUTHERN INDUSTRIES, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (Dollars in Millions, Except per Share Data)
                                (Unaudited)

                                        Three Months             Six Months
                                       Ended June 30,          Ended June 30,
                                      1997        1996         1997      1996
Revenues                             $ 252.6    $ 206.9      $ 490.4   $ 408.2

Costs and expenses                     166.8      142.0        330.5     283.8
Depreciation and amortization           18.4       19.2         36.9      38.2
  Operating Income                      67.4       45.7        123.0      86.2

Equity in net earnings (losses) of
  unconsolidated affiliates:
  DST Systems, Inc.                      5.7        5.0         11.8       6.9
  Grupo Transportacion Ferroviaria
    Mexicana, S.A. de C.V.              (3.0)        -          (3.0)       -
  Other                                  1.2        0.2          1.8       1.5

Interest expense                       (13.6)     (14.2)       (27.3)    (27.1)
Other, net                               4.3        5.3         10.3       9.9
  Pretax Income                         62.0       42.0        116.6      77.4

Income tax provision                    24.3       15.7         45.7      28.2
Minority interest in
  consolidated earnings                  5.9        3.9         10.6       6.9

Net Income                              31.8       22.4         60.3      42.3

Less: dividends on preferred stock       0.1        0.1          0.1       0.1

Net Income Applicable to
  Common Stockholders                $  31.7   $   22.3      $  60.2   $  42.2


Computation of Primary Earnings per Common Share

Weighted Average Primary Common
  Shares Outstanding (in thousands)   36,506     39,279       36,648    39,650

Primary Earnings per Common Share    $  0.87   $   0.57       $ 1.64    $ 1.06

Pro Forma Weighted Average Primary
  Common Shares Outstanding
  (in thousands) (Note 3)            109,518    117,837      109,944   118,950

Pro Forma Primary Earnings
  per Common Share (Note 3)          $  0.29   $   0.19       $ 0.55    $ 0.35

Cash Dividends Paid:
  Per Preferred share                $   .25   $    .25       $  .50    $  .50
  Per Common share                       .10        .10          .20       .20

  Pro Forma Per Common share (Note 3)    .03        .03          .07       .07


     See accompanying notes to consolidated condensed financial statements.

<PAGE 4>
                   KANSAS CITY SOUTHERN INDUSTRIES, INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (Dollars in Millions)
                                (Unaudited)

                                                       Six Months
                                                     Ended June 30,
                                                   1997            1996

CASH FLOWS PROVIDED BY (USED FOR):
OPERATING ACTIVITIES:
 Net income                                       $ 60.3          $ 42.3
 Adjustments to net income:
  Depreciation and amortization                     36.9            38.2
  Deferred income taxes                             10.7             3.9
  Equity in undistributed earnings                 (10.6)           (4.6)
 Changes in working capital items:
  Accounts receivable                              (14.9)           (1.9)
  Inventories                                        0.9             1.0
  Other current assets                              (4.6)           (1.7)
  Accounts and wages payable                       (17.6)           (5.2)
  Accrued liabilities                               24.7           (59.8)
 Other, net                                         (5.7)           (8.6)
  Net                                               80.1             3.6


INVESTING ACTIVITIES:
 Property acquisitions                             (33.1)          (73.3)
 Proceeds from disposal of property                  4.3             2.6
 Investment in and loans with affiliates          (298.9)          (27.8)
 Net sales (purchases) of short-term investments    27.1           (19.3)
 Proceeds from disposal of investments                -              8.8
 Other, net                                          8.0             4.6
  Net                                             (292.6)         (104.4)


FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt          298.0           172.8
 Repayment of long-term debt                       (50.3)           (5.3)
 Proceeds from stock plans                           7.8             6.5
 Stock repurchased                                 (42.4)          (84.8)
 Cash dividends paid                               (11.0)          (10.9)
 Other, net                                          5.6             1.4
  Net                                              207.7            79.7


CASH AND EQUIVALENTS:
 Net decrease                                       (4.8)          (21.1)
 At beginning of year                               22.9            31.8
 At end of period                                 $ 18.1          $ 10.7


     See accompanying notes to consolidated condensed financial statements.

<PAGE 5>
                   KANSAS CITY SOUTHERN INDUSTRIES, INC.

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. In the opinion of Kansas City Southern Industries, Inc. ("Company"; "KCSI"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal closing procedures) necessary to present fairly the financial position of the Company and its subsidiaries as of June 30, 1997 and December 31, 1996, the results of operations for the three and six months ended June 30, 1997 and 1996, and cash flows for the six months ended June 30, 1997 and 1996.


2. The results of operations for the three and six months ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year 1997.


3. The accompanying consolidated condensed financial statements have been prepared consistently with accounting policies described more fully in
      Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

      On July 29, 1997, the Company's Board of Directors authorized a 3-for-1 split of the Company's common stock to be effected in the form of a stock dividend payable September 16, 1997 to stockholders of record as of August 25, 1997. Appropriate pro forma share and per share data has been provided to reflect the stock split.

      Effective January 1, 1997, the Company realigned its business segments to better define the core industries in which it operates. The various components comprising the segment formerly known as Corporate & Other have been assigned to either the Transportation or Financial Asset Management segment. Transportation consists of: The Kansas City Southern Railway Company ("KCSR"); Southern Group, Inc.; Gateway Western Railway Company ("Gateway Western"); transportation-related KCSI Holding Company amounts; and transportation-related subsidiaries and equity investments, including Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. ("Grupo TFM," formerly Transportacion Ferroviaria Mexicana S. de R.L. de C.V.), Southern Capital Corporation, LLC ("Southern
      Capital"), and Mexrail, Inc. ("Mexrail"). Financial Asset Management includes Janus Capital Corporation ("Janus"), Berger Associates, Inc. ("Berger"), the Company's equity interest in DST Systems, Inc. ("DST"), as well as Financial Asset Management-related KCSI Holding Company amounts. Prior year's information has been realigned to reflect the new segment approach.

      The accumulation of the 1996 first quarter and second quarter Primary Earnings per Common Share does not total the Primary Earnings per Common Share for the six months ended June 30, 1996, as a result of repurchases of Company common stock.


4. The Company's inventories ($39.9 million at June 30, 1997 and $39.3 million at December 31, 1996) primarily consist of material and supplies related to rail transportation. Other components of inventories are not material.


5. Investments in unconsolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence but not more than 50% voting interest. Investments in unconsolidated affiliates at June 30, 1997 include equity interests in DST (approximately 41%), Grupo TFM (37%), Southern Capital (50%) and Mexrail (49%), as well as the Company's interests in other companies.

<PAGE 6>

      As more fully discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, during first quarter 1997, Gateway Western was accounted for under the equity method as a majority-owned subsidiary while the Company awaited approval from the Surface Transportation Board ("STB") for the acquisition of Gateway Western.
      The STB approved the Company's acquisition of Gateway Western, effective May 5, 1997. Accordingly, the assets, liabilities, revenues and expenses of Gateway Western are included in the Company's consolidated financial statements. Additionally, the Company restated first quarter 1997 to include Gateway Western as a consolidated subsidiary as of January 1, 1997, and results of operations for the six months ended
      June 30, 1997 reflect this restatement.

      DST has a Stockholders' Rights Agreement, which includes provisions providing that under certain circumstances following a "change in control" of KCSI, as defined in DST's Stockholders' Rights Agreement, substantial dilution of the Company's interest in DST could result. Additionally, the Company is party to certain agreements with Transportacion Maritima Mexicana, S.A. de C.V. ("TMM") covering the Grupo TFM and Mexrail ventures. TMM (including its affiliates) owns approximately 38.4% of Grupo TFM and 51% of Mexrail. These agreements contain "change in control" provisions, provisions intended to preserve the Company's and TMM's proportionate ownership of the ventures, and super majority provisions with respect to voting on certain significant transactions. Such agreements also provide a right of first refusal in the event that either party initiates a divestiture of its equity interest in Grupo TFM or Mexrail. Under certain circumstances, such agreements could affect the Company's ownership percentage and rights in these equity affiliates.

      Combined condensed financial information of unconsolidated affiliates is shown below (dollars in millions):

Financial Condition:

                               June 30, 1997                December 31, 1996
                        DST    Grupo TFM    Other       DST   Grupo TFM   Other
Current Assets        $  208.9  $   45.4  $  19.4     $  201.3  $ 1.2   $  34.4
Non-current assets       970.0   1,879.8    272.1        920.3    4.2     331.7

  Assets              $1,178.9  $1,925.2  $ 291.5     $1,121.6  $ 5.4   $ 366.1


Current liabilities   $  100.9  $   16.6  $  16.1     $  125.7  $ 1.2   $  27.2
Non-current liabilities  331.6   1,109.5    201.3        300.7     -      267.7
Equity of stockholders
    and partners         746.4     799.1     74.1        695.2    4.2      71.2

 Liabilities and
    equity            $1,178.9  $1,925.2  $ 291.5     $1,121.6  $ 5.4   $ 366.1

 Investment in
   unconsolidated
   affiliates         $  306.3  $  298.4  $  41.0     $  283.5  $ 2.7   $  39.7


<PAGE 7>

Operating Results:


                                     Three Months               Six Months
                                     Ended June 30,            Ended June 30,
                                    1997        1996         1997        1996
 Revenues:
  DST                             $ 155.4     $ 143.2       $ 314.1     $ 287.5
  Grupo TFM (a)                       7.0          -            7.0          -
  All others                         17.0         6.9          32.8        15.1
   Total revenues                 $ 179.4     $ 150.1       $ 353.9     $ 302.6

 Operating costs and expenses:
  DST                             $ 134.4     $ 125.7       $ 269.4     $ 250.8
  Grupo TFM (a)                       7.0          -            7.0          -
  All others                         13.6         6.0          27.2        13.7
   Total operating costs
     and expenses                 $ 155.0     $ 131.7       $ 303.6     $ 264.5

 Net income:
  DST                             $  13.8     $  12.3       $  28.9     $  16.7
  Grupo TFM (a)                      (7.9)         -           (7.9)         -
  All others                          2.3         0.7           3.1         0.1
   Total net income               $   8.2     $  13.0       $  24.1     $  16.8


(a) The operating results provided for Grupo TFM reflect its operation of TFM, S.A. de C.V. ("TFM Rail," formerly Ferrocarril del Noreste, S.A. de C.V.) beginning on June 23, 1997. See discussion in Note 8 below.


6. For purposes of the Statement of Cash Flows, the Company considers all short-term liquid investments with a maturity of generally three months or less to be cash equivalents.

    a. Supplemental Cash Flow Information (in millions):

                                                              Six Months
                                                            Ended June 30,
                                                          1997          1996
    Interest paid (excluding capitalized interest)      $  25.1        $  29.5
    Income taxes paid                                      18.9           88.3


    The Company's income taxes paid for the six months ended June 30, 1996 included the payment of federal and state income taxes resulting from the DST initial public offering transactions, which occurred in fourth quarter 1995.

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

<PAGE 8>

    Certain Company subsidiaries and affiliates hold investments which are accounted for as "available for sale" securities as defined by Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." The Company records its proportionate share of any unrealized gains or losses related to these investments, net of deferred taxes, in stockholders' equity. The unrealized gain as of June 30, 1997, net of deferred taxes, related to these investments increased $9.1 million from December 31, 1996. The unrealized gain as of June 30, 1996, net of deferred taxes, increased $3.3 million from December 31, 1995.


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

    Although early adoption of SFAS 128 is not permitted, pro forma earnings per share amounts may be disclosed in the notes to the financial state-ments. Accordingly, if the Company's earnings per share had been computed in accordance with SFAS 128 for the three and six months ended June 30, 1997 and 1996, pro forma earnings per share (on a pre and post-split basis) would have been as follows:

                                           Three Months           Six Months
                                          Ended June 30,        Ended June 30,
                                         1997       1996       1997       1996
 Pro Forma Earnings per Share (pre-split):
  Basic                                 $ 0.89     $ 0.58     $ 1.68     $ 1.10
  Diluted                                 0.87       0.57       1.64       1.06

 Pro Forma Earnings per Share (post-split):
  Basic                                 $ 0.30     $ 0.19     $ 0.56     $ 0.37
  Diluted                                 0.29       0.19       0.55       0.35


8. As discussed more fully in Notes 2 and 11 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, the Mexican Government ("Government") awarded to Grupo TFM the right to purchase 80% of the common stock of TFM Rail for approximately 11.072 billion Mexican pesos (approximately $1.4 billion U.S. based on the U.S. dollar/Mexican peso exchange rate on December 5, 1996). TFM Rail holds the concession to operate Mexico's Northeast rail lines for the next 50 years, with the option of a 50 year extension (subject to certain conditions).

    The remaining 20% of TFM Rail was retained by the Government. The Government has the option of selling its interest through a public offering, or selling it to Grupo TFM after October 31, 2003 at the initial share price paid by Grupo TFM plus interest computed at the Mexican Base Rate (the Unidad de Inversiones (UDI) published by Banco de Mexico). In the event that Grupo TFM does not purchase the Government's 20% interest in TFM Rail, the Government may require TMM and KCSI to purchase the Government's holdings in proportion to each partner's respective ownership interest in Grupo TFM (without regard to the Government's interest in Grupo TFM - see below).

<PAGE 9>

    On January 31, 1997, Grupo TFM paid the first installment of the purchase price (approximately $565 million U.S. based on the U.S. dollar/Mexican peso exchange rate) to the Government, representing approximately 40% of the purchase price. This initial installment of the TFM Rail purchase price was funded by Grupo TFM through capital contributions from TMM and the Company. The Company contributed approximately $297 million to Grupo TFM, of which approximately $277 million was used by Grupo TFM as part of the initial installment payment. The Company financed this contribution using borrowings under existing lines of credit.

    On June 23, 1997, Grupo TFM completed the purchase of 80% of TFM Rail through the payment of the remaining $835 million U.S. to the Government. This payment was funded by Grupo TFM using a significant portion of the funds obtained from: (i) senior secured term credit facilities ($325 million U.S.); (ii) senior notes and discount debentures ($400 million U.S.); (iii) proceeds from the sale of 24.6% of Grupo TFM to the Government (approximately $199 million U.S. based on the U.S. dollar/ Mexican peso exchange rate on June 23, 1997); and (iv) additional capital contributions from TMM and the Company (approximately $1.4 million from each partner). Additionally, Grupo TFM entered into a $150 million revolving credit facility for general working capital purposes. The Government's interest in Grupo TFM is in the form of limited voting right shares, and the purchase agreement includes a call option for TMM and the Company, which is exercisable at the original amount (in U.S. dollars) paid by the Government plus interest based on one-year U.S. Treasury securities.

    In February and March 1997, the Company entered into two separate forward contracts - $98 million in February 1997 and $100 million in March
    1997 - to purchase Mexican pesos in order to hedge against a portion of the Company's exposure to fluctuations in the value of the Mexican peso versus the U.S. dollar. In April 1997, the Company realized a $3.8 million pretax gain in connection with these contracts. This gain was deferred, and has been accounted for as a component of the Company's investment in Grupo TFM. These contracts were intended to hedge only a portion of the Company's exposure related to the final installment of the purchase price and not any other transactions or balances.

    Concurrent with the financing transactions, Grupo TFM, TMM and the Company entered into a Capital Contribution Agreement ("Contribution Agreement") with TFM Rail, which could include a possible capital call of $150 million from TMM and the Company if certain performance benchmarks, outlined in the agreement, are not met. The Company would be responsible for approximately $74 million of the capital call. The term of the Contribution Agreement is three years. In a related agreement between Grupo TFM, TFM Rail and the Government, among others, the Government has agreed to contribute up to $37.5 million of equity capital to Grupo TFM if TMM and the Company are required to contribute under the capital call provisions of the Contribution Agreement prior to July 16, 1998. In the event the Government has not made any contributions by such date, the Government has committed up to July 31, 1999 to make additional capital contributions to Grupo TFM (of up to an aggregate amount of $37.5 million) on a 1:3 proportionate basis with TMM and the Company if capital contributions are required. Any capital contributions to Grupo TFM from the Government would be used to reduce the contribution amounts required to be paid by TMM and the Company pursuant to the Contribution Agreement.

    Based on the completed financing arrangements for Grupo TFM, significant additional contributions from the Company to Grupo TFM are not expected to be necessary (except for the possible capital call discussed above).

    As of June 30, 1997, the Company's investment in Grupo TFM was approximately $298 million. With the sale of 24.6% of Grupo TFM to the Government, the Company's interest in Grupo TFM declined from 49% to approximately 37% (with TMM and a TMM affiliate owning the remaining 38.4%). The Company accounts for its investment in Grupo TFM under the equity method.

  <PAGE 10>

    In connection with the Company's investment in Grupo TFM, a Mexican company, matters arise with respect to financial accounting and reporting for foreign currency transactions and for translating foreign currency financial statements from Mexican pesos into U.S. dollars. The Company follows the requirements outlined in Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation" ("SFAS 52"), and related authoritative guidance.

    Mexico's economy is currently classified as "highly inflationary" as defined in SFAS 52; accordingly, the U.S. dollar is Grupo TFM's functional currency, and any gains or losses from translating its financial statements into U.S. dollars will be included in the determination of its net income. Any equity earnings or losses from Grupo TFM included in the Company's results of operations will reflect the Company's share of such transla-tion gains and losses. The Company will evaluate existing alternatives with respect to utilizing foreign currency instruments to hedge its U.S. dollar investment in Grupo TFM as market conditions change or exchange rates fluctuate.


9. In accordance with Statement of Financial Accounting Standards No. 58 "Capitalization of Interest Cost in Financial Statements That Include Investments Accounted for by the Equity Method" ("SFAS 58"), the Company has capitalize interest incurred on the borrowings under its lines of credit associated with the approximate $297 million capital contribution to Grupo TFM (see Note 8 above). Pursuant to SFAS 58, once Grupo TFM assumed operational control of TFM Rail (Jun 23, 1997) and the planned principal operations of Grupo TFM commenced, capitalization of interest by the Company ceased. Interest capitalized by the Company for the three and six months ended June 30, 1997 totaled $4.3 and $7.4 million, respectively.


10. In June 1997, Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") were issued. SFAS 130 establishes standards for reporting and disclosure of comprehensive income and its components in the financial statements. SFAS 131 establishes standards for reporting information about operating segments in the financial statements. The reporting and disclosure required by these statements must be included in the Company's financial statements beginning in 1998. The Company is reviewing SFAS 130 and SFAS 131 and expects to adopt them by the required dates.


11. The Company has had no significant changes in its outstanding litigation or other contingencies from that previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


12. See the Recent Developments section of Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, for significant transactions and events that will have an impact on the Company's future results of operations and financial position.

<PAGE 11>

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


OVERVIEW

The discussion set forth below, as well as other portions of this Form 10-Q, contains comments not based upon historical fact. Such forward-looking comments are based upon information currently available to management and management's perception thereof as of the date of this Form 10-Q. The actual results of operations of Kansas City Southern Industries, Inc. ("Company"; "KCSI") could materially differ from those indicated in forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the Company's Current Report on Form 8-K dated November 12, 1996 and its amendment, Form 8-K/A dated June 3, 1997, which have been filed with the U.S. Securities and Exchange Commission (File No. 1-4717) and are hereby incorporated by reference herein. Readers are strongly encouraged to consider these factors when evaluating any such forward-looking comments.

KCSI, a Delaware Corporation organized in 1962, is a diversified holding company with principal operations in rail transportation and Financial Asset Management. The Company supplies its various subsidiaries with managerial, legal, tax, financial and accounting services, in addition to managing other "non-operating" and more passive investments.

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

Transportation - The Transportation segment consists of all transportation-related subsidiaries and investments, including:

* The Kansas City Southern Railway Company ("KCSR"), a wholly-owned sub-sidiary of the Company, operating a Class I Common Carrier railroad system;
* Southern Group, Inc. ("SGI"), a wholly-owned subsidiary of KCSR, owning 100% of Carland, Inc. ("Carland") and managing the loan portfolio for Southern Capital Corporation, LLC ("Southern Capital," a 50% owned joint venture);
* Gateway Western Railway Company ("Gateway Western"), an indirect wholly-owned subsidiary of the Company, operating a regional railroad system;
* Equity investments in Southern Capital, Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. ("Grupo TFM," formerly Transportacion Ferroviaria Mexicana S. de R.L. de C.V., a 37% owned affiliate), and Mexrail, Inc. ("Mexrail," a 49% owned affiliate);
*   Various other consolidated subsidiaries;
*   KCSI Holding Company amounts.

Financial Asset Management - This segment consists of all subsidiaries engaged in the management of investments for mutual funds, private and other accounts, as well as any Financial Asset Management-related investments. Included are:

*   Janus Capital Corporation ("Janus"), an 83% owned subsidiary;
*   Berger Associates, Inc. ("Berger"), an 87% owned subsidiary;
*   DST Systems, Inc. ("DST"), an approximate 41% owned equity investment;
*   KCSI Holding Company amounts.

<PAGE 12>

RECENT DEVELOPMENTS

Mexico's Northeast Rail Lines - As disclosed previously, Grupo TFM, a joint venture of the Company and Transportacion Maritima Mexicana, S.A. de C.V. ("TMM") was awarded the right to purchase 80% of the common stock of TFM, S.A. de C.V. ("TFM Rail," formerly Ferrocarril del Noreste, S.A. de C.V.) for approximately 11.072 billion Mexican pesos (approximately $1.4 billion U.S. based on the U.S. dollar/Mexican peso exchange rate on December 5, 1996). TFM Rail holds the concession to operate Mexico's Northeast rail lines for the next 50 years, with the option of a 50 year extension (subject to certain conditions).

As previously disclosed, the remaining 20% of TFM Rail was retained by the Mexican Government ("Government"). The Government has the option of selling its 20% interest through a public offering, or selling it to Grupo TFM after October 31, 2003 at the initial share price paid by Grupo TFM plus interest computed at the Mexican Base Rate (the Unidad de Inversiones (UDI) published by Banco de Mexico). In the event that Grupo TFM does not purchase the Government's 20% interest in TFM Rail, the Government may require TMM and KCSI to purchase the Government's holdings in proportion to each partner's respective ownership interest in Grupo TFM (without regard to the Government's interest in Grupo TFM - see below).

On January 31, 1997, Grupo TFM paid the first installment of the purchase price (approximately $565 million U.S. based on the U.S. dollar/Mexican peso exchange rate) to the Government, representing approximately 40% of the purchase price. This initial installment of the TFM Rail purchase price was funded by Grupo TFM through capital contributions from TMM and the Company. The
Company contributed approximately $297 million to Grupo TFM, of which approximately $277 million was used by Grupo TFM as part of the initial installment payment. The Company financed this contribution using borrowings under existing lines of credit.

On June 23, 1997, Grupo TFM completed the purchase of 80% of TFM Rail through the payment of the remaining $835 million U.S. to the Government. This payment was funded by Grupo TFM using a significant portion of the funds obtained from: (i) senior secured term credit facilities ($325 million U.S.);
(ii) senior notes and discount debentures ($400 million U.S.); (iii) proceeds from the sale of 24.6% of Grupo TFM to the Government (approximately
$199 million U.S. based on the U.S. dollar/Mexican peso exchange rate on June 23, 1997); and (iv) additional capital contributions from TMM and the Company (approximately $1.4 million from each partner). Additionally, Grupo TFM entered into a $150 million revolving credit facility for general working capital purposes. The Government's interest in Grupo TFM is in the form of limited voting right shares, and the purchase agreement includes a call option for TMM and the Company, which is exercisable at the original amount (in U.S. dollars) paid by the Government plus interest based on one-year U.S. Treasury securities.

In February and March 1997, the Company entered into two separate forward contracts - $98 million in February 1997 and $100 million in March 1997 - to purchase Mexican pesos in order to hedge against a portion of the Company's exposure to fluctuations in the value of the Mexican peso versus the U.S. dollar. In April 1997, the Company realized a $3.8 million pretax gain in connection with these contracts. This gain was deferred, and has been accounted for as a component of the Company's investment in Grupo TFM.
These contracts were intended to hedge only a portion of the Company's exposure related to the final installment of the purchase price and not any other transactions or balances.

Concurrent with the financing transactions, Grupo TFM, TMM and the Company entered into a Capital Contribution Agreement ("Contribution Agreement") with TFM Rail, which could include a possible capital call of $150 million from TMM and the Company if certain performance benchmarks, outlined in the agreement, are not met. The Company would be responsible for approximately $74 million of the capital call. The term of the Contribution Agreement is three years. In a related agreement between Grupo TFM, TFM Rail and the Government, among others, the Government has agreed to contribute up to $37.5 million of

<PAGE 13>

equity capital to Grupo TFM if TMM and the Company are required to contribute under the capital call provisions of the Contribution Agreement prior to July 16, 1998. In the event the Government has not made any contributions by such date, the Government has committed up to July 31, 1999 to make additional capital contributions to Grupo TFM (of up to an aggregate amount of $37.5 million) on a 1:3 proportionate basis with TMM and the Company if capital contributions are required. Any capital contributions to Grupo TFM from the Government would be used to reduce the contribution amounts required to be paid by TMM and the Company pursuant to the Contribution Agreement.

Based on the completed financing arrangements for Grupo TFM, significant additional contributions from the Company to Grupo TFM are not expected to be necessary (except for the possible capital call discussed above).

As of June 30, 1997, the Company's investment in Grupo TFM was approximately $298 million. With the sale of 24.6% of Grupo TFM to the Government, the Company's interest in Grupo TFM declined from 49% to approximately 37% (with TMM and a TMM affiliate owning the remaining 38.4%). The Company accounts for its investment in Grupo TFM under the equity method.


Stock Split and 20% Increase in Quarterly Common Stock Dividend -
On July 29, 1997, the Company's Board of Directors ("Board") authorized a 3-for-1 split in the Company's common stock effected in the form of a stock dividend. The Board also voted to increase the quarterly dividend 20% to $0.12 per share (on a pre-split basis). Both dividends are payable on September
16, 1997 to stockholders of record as of August 25, 1997. Amounts reported in this Form 10-Q have been restated to reflect the stock split on a pro forma basis.


Common Stock Repurchases - The Company's Board has authorized management to repurchase a total of eleven million shares (pro forma 33 million shares post-split) of KCSI common stock under two programs - the 1995 program for eight million shares (pro forma 24 million shares post-split) and the 1996 program for three million shares (pro forma nine million shares post-split). During first quarter 1997, the Company purchased the final 800,000 shares (pro forma
2.4 million shares post-split) under the forward purchase contract disclosed in Note 8 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. With these transactions, the Company has repurchased approximately 9.1 million (pro forma 27.3 million shares post-split) of its common shares, completing the 1995 program and part of the 1996 program. Additional share repurchases may be made during 1997 based on management's assessment of current market conditions and perceived risks, as well as the Company's available capital and liquidity.


Gateway Western - KCS Transportation Company ("KCSTC," a wholly-owned subsidiary of the Company) acquired beneficial ownership of the outstanding stock of Gateway Western in December 1996. The stock acquired by KCSTC was held in an independent voting trust until the Company received approval from the Surface Transportation Board ("STB") on the Company's proposed acquisition of Gateway Western. The STB issued its approval of the transaction effective May 5, 1997. Because the Gateway Western stock was held in trust during first quarter 1997, the Company accounted for Gateway Western under the equity method as a majority-owned unconsolidated subsidiary. Upon STB approval of the acquisition, the Company consolidated Gateway Western in the Transportation segment. Additionally, the Company restated first quarter
1997 to include Gateway Western as a consolidated subsidiary as of January 1, 1997, and results of operations for the six months ended June 30, 1997 reflect this restatement.

<PAGE 14>

RESULTS OF OPERATIONS

Segment revenues, operating income and net income comparisons follow (dollars in millions):

                                      Three Months             Six Months
                                     Ended June 30,          Ended June 30,
                                     1997      1996          1997      1996
Revenues:
 Transportation                     $139.9    $129.7        $274.2    $260.6
 Financial Asset Management          112.7      77.2         216.2     147.6
   Total                            $252.6    $206.9        $490.4    $408.2

Operating Income:
 Transportation                     $ 14.1    $ 11.7        $ 28.1    $ 26.9
 Financial Asset Management           53.3      34.0          94.9      59.3
   Total                            $ 67.4    $ 45.7        $123.0    $ 86.2

Net Income (Loss):
 Transportation                     $  0.3    $ (0.2)       $  3.3    $  2.2
 Financial Asset Management           31.5      22.6          57.0      40.1
   Total                            $ 31.8    $ 22.4        $ 60.3    $ 42.3


The Company reported second quarter 1997 earnings of $31.8 million, or $0.87 per share (pro forma $0.29 per share post-split), compared to $22.4 million, or $0.57 per share (pro forma $0.19 per share post-split) in second quarter 1996. Consolidated second quarter 1997 revenues rose 22% compared to the same period in 1996 from improvements in both of the Company's segments. Operating income for the three months ended June 30, 1997 increased 47% (to $67.4 million) versus comparable 1996, largely due to higher revenues, together with lower proportionate growth in Financial Asset Management operating expenses as compared to revenues. Total equity earnings in unconsolidated affiliates decreased $1.3 million. This decrease reflects a $3.0 million equity loss from Grupo TFM, which more than offset increased equity earnings from DST and other investments. Interest expense for the three months ended June 30, 1997 was approximately 4% lower than comparable 1996 as a result of slightly lower average debt balances in 1997 (exclusive of indebtedness on which interest was capitalized during 1997).

For the six months ended June 30, 1997, consolidated earnings were $60.3 million, or $1.64 per share (pro forma $0.55 per share post-split), versus $42.3 million, or $1.06 per share (pro forma $0.35 per share post-split) in comparable 1996. Year to date 1997 consolidated revenues increased 20% to $490.4 million compared to the same period in 1996, primarily due to the growth in assets under management in the Financial Asset Management segment and the addition of Gateway Western revenues. Operating expenses for the six months ended 1997 increased at a lower proportionate rate than revenues compared to 1996, leading to a 43% improvement in operating income. Year to date 1997 equity earnings of unconsolidated affiliates increased by $2.2 million, mainly because of earnings improvements at DST, partially offset by the equity losses in Grupo TFM.

<PAGE 15>

TRANSPORTATION


                          Three Months Ended               Three Months Ended
                            June 30, 1997                     June 30, 1996
                                             (in millions)

                                 Holding                      Holding
                               Company and                  Company and
                                 Trans-                       Trans-
                               portation-  Consol-          portation-  Consol-
                                Related    idated            Related    idated
                                 Affil-    Trans-             Affil-    Trans-
                        KCSR     iates   portation   KCSR     iates   portation
Revenues               $ 126.2   $ 13.7   $ 139.9    $ 121.6   $ 8.1   $ 129.7
Costs and expenses        99.5     11.3     110.8       91.3    10.8     102.1
Depreciation and
  amortization            13.7      1.3      15.0       14.9     1.0      15.9
 Operating income (loss)  13.0      1.1      14.1       15.4    (3.7)     11.7

Equity in net earnings
  (losses) of unconsol-
  idated affiliates:
    Grupo TFM               -      (3.0)     (3.0)        -       -         -
    Other                  0.6      0.4       1.0         -      0.3       0.3
Interest expense          (9.5)    (1.7)    (11.2)     (12.2)   (0.5)    (12.7)
Other, net                 0.6      0.3       0.9        0.7    (0.2)      0.5
 Pretax income (loss)      4.7     (2.9)      1.8        3.9    (4.1)     (0.2)

Income tax provision
  (benefit)                2.1     (0.6)      1.5        1.6    (1.6)       -
 Net income (loss)      $  2.6   $ (2.3)  $   0.3    $   2.3   $(2.5)  $  (0.2)


The Transportation segment contributed $0.3 million to the Company's second quarter 1997 earnings versus a loss of $0.2 million in second quarter 1996. Exclusive of the Company's equity in the net loss of Grupo TFM, Transportation second quarter 1997 earnings were $3.5 million higher than 1996, reflecting higher KCSR net income, the inclusion of Gateway Western results in 1997, and 1996 non-recurring allocated Holding Company costs related to the Company's efforts with respect to the Union Pacific/Southern Pacific merger ("UP/SP merger").

KCSR second quarter 1997 revenues increased 4% over comparable 1996, primarily due to a 5% increase in unit coal revenues (mix of traffic and length of haul) and a 34% increase in domestic/export grain revenues (volume and mix of traffic). Additionally, second quarter intermodal revenues increased 6% on less than a 3% increase in carloadings, indicative of KCSR's focus on higher rate business. Second quarter 1997 Holding Company and Transportation-Related Affiliates revenues increased over 1996 due to the inclusion of $10.5 million of Gateway Western revenues (consolidated effective January 1, 1997), offset partially by reduced revenues as a result of the dissolution of Southern Leasing Corporation ("SLC") in connection with the formation of the Southern Capital joint venture in October 1996.

Second quarter 1997 Transportation operating expenses increased 7% compared to second quarter 1996, primarily due to higher KCSR operating expenses. KCSR experienced increases in salaries and wages (increased crew levels), fuel costs (higher prices in 1997 than 1996) and operating lease expenses
(payments to Southern Capital). Additionally, second quarter 1997 KCSR operating expenses include costs and expenses from SGI - which became a consolidated KCSR subsidiary in October 1996. These increases were partially offset by lower depreciation as a result of the contribution and sale of rail property to the Southern Capital joint venture. However, while total second quarter 1997 KCSR operating expenses were higher than 1996, variable expenses as a percentage of revenues were virtually unchanged. This result highlights KCSR's efforts to maintain (or reduce) controllable cost components given anticipated revenue levels.

Holding Company and Transportation-Related Affiliates costs and expenses increased 5% over second quarter 1996 due to the inclusion of Gateway
Western activity in 1997. The increase would have been higher if not for the non-recurring costs incurred in second quarter 1996 related to the UP/SP merger as discussed above, together with reduced costs and expenses due to the dissolution of SLC.

<PAGE 16>

The Company recorded $3.0 million in equity losses during second quarter 1997 associated with its investment in Grupo TFM. Of this total, $2.6 million represented the Company's proportionate share of a one-time charge recorded by Grupo TFM with respect to financing-related fees in connection with the final installment payment of the TFM Rail purchase price. KCSR recorded $0.6 million of equity income, reflecting KCSR's 50% share of Southern Capital second quarter earnings.

Interest expense decreased 12% from second quarter 1996 because of the re-payment of KCSR, Carland and SGI debt using proceeds from the Southern Capital transaction. Interest expense related to the indebtedness incurred in connection with the Company's investment in Grupo TFM was capitalized until the final installment of the TFM Rail purchase price was made (June 23, 1997). Interest capitalized during the quarter ended June 30, 1997 totaled $4.3 million.


                            Six Months Ended              Six Months Ended
                              June 30, 1997                June 30, 1996
                                           (in millions)

                               Holding                       Holding
                             Company and                   Company and
                               Trans-                        Trans-
                             portation-   Consol-          portation-   Consol-
                              Related     idated            Related     idated
                               Affil-     Trans-             Affil-     Trans-
                       KCSR    iates    portation    KCSR    iates    portation
Revenues              $ 247.2   $ 27.0   $ 274.2    $ 244.9   $ 15.7   $ 260.6
Costs and expenses      193.0     22.6     215.6      185.4     16.4     201.8
Depreciation and
  amortization           27.3      3.2      30.5       29.5      2.4      31.9
 Operating income (loss) 26.9      1.2      28.1       30.0     (3.1)     26.9

Equity in net earnings
  (losses) of unconsol-
  idated affiliates:
   Grupo TFM               -      (3.0)     (3.0)        -        -         -
   Other                  1.1      0.4       1.5         -       0.9       0.9
Interest expense        (19.2)    (3.4)    (22.6)     (24.3)    (0.6)    (24.9)
Other, net                3.0      0.4       3.4        1.6     (0.5)      1.1
 Pretax income (loss)    11.8     (4.4)      7.4        7.3     (3.3)      4.0

Income tax provision
  (benefit)               5.2     (1.1)      4.1        3.0     (1.2)      1.8
 Net income (loss)    $   6.6   $ (3.3)  $   3.3    $   4.3    $(2.1)  $   2.2


The Transportation segment contributed $3.3 million to the Company's earnings for the six months ended June 30, 1997, compared to $2.2 million for the same period in 1996. The increase in earnings was primarily attributable to higher earnings from KCSR as a result of reduced interest expense, offset by equity in net losses from Grupo TFM.

Transportation revenues increased 5% compared to 1996. This increase was primarily attributable to the inclusion of Gateway Western revenues in 1997, together with a $2.3 million increase in KCSR revenues. KCSR revenue gains were evident in grain, metal products and various petroleum products (largely due to increased average rates per carload), offset substantially by lower unit coal revenues as a result of volume declines. Holding Company and Transportation-Related Affiliates revenues reflect the Gateway Western revenues, offset partially by the lack of SLC revenues in 1997.

Year to date 1997 Transportation operating expenses increased 5% versus the same period in 1996. While total year to date 1997 KCSR costs and expenses increased over 1996, variable operating expenses decreased, including reductions in salaries and wages, fringe benefits, and supplies.
Additionally, depreciation and amortization decreased by 7% (as discussed above). These reductions were offset by higher fuel costs due to increased prices and fixed equipment lease charges to Southern Capital. Higher operating expenses from Holding Company and Transportation-Related Affiliates were attributable to the inclusion of Gateway Western, offset by the lack of SLC costs in 1997 and the 1996 non-recurring UP/SP merger costs.

<PAGE 17>

The Transportation segment reported equity losses from unconsolidated affiliates for the six months ended June 30, 1997, reflecting the Company's proportionate share of Grupo TFM's 1997 net loss.

Year to date 1997 Transportation interest expense decreased from 1996 as discussed above. Other, net increased for the six months ended June 30, 1997 due to a one time pretax gain of $1.6 million recorded in first quarter 1997 resulting from the sale of track by KCSR.


FINANCIAL ASSET MANAGEMENT

                            Three Months Ended        Three Months Ended
                               June 30, 1997            June 30, 1996
                                            (in millions)

                                 Holding                      Holding
                                 Company                      Company
                        Janus    and FAM-  Consol-    Janus   and FAM-  Consol-
                         and     Related   idated      and    Related   idated
                        Berger  Affiliates   FAM      Berger Affiliates  FAM
Revenues                $ 113.1   $ (0.4)  $ 112.7    $ 77.8   $ (0.6)  $ 77.2
Costs and expenses         54.6      1.4      56.0      38.3      1.6     39.9
Depreciation and
  amortization              3.3      0.1       3.4       3.1      0.2      3.3
 Operating income (loss)   55.2     (1.9)     53.3      36.4     (2.4)    34.0

Equity in net earnings
  (losses) of unconsol-
  idated affiliates:
   DST Systems, Inc.         -       5.7       5.7        -       5.0      5.0
   Other                    0.2       -        0.2        -      (0.1)    (0.1)
Interest income (expense)  (1.7)    (0.7)     (2.4)     (1.6)     0.1     (1.5)
Other, net                  1.3      2.1       3.4       0.9      3.9      4.8
 Pretax income             55.0      5.2      60.2      35.7      6.5     42.2

Income tax provision       22.0      0.8      22.8      14.5      1.2     15.7
Minority interest           5.9       -        5.9       3.9       -       3.9
 Net income             $  27.1   $  4.4   $  31.5    $ 17.3   $  5.3   $ 22.6


Financial Asset Management contributed $31.5 million to KCSI's 1997 second quarter consolidated earnings, an increase of 39% over comparable 1996. Average assets under management by Janus and Berger were 43% higher during second quarter 1997 than second quarter 1996, leading to a $35.5 and $19.3 million increase in revenues and operating income, respectively, over second quarter 1996.

Assets under management increased $10.4 billion during second quarter 1997 as a result of net fund sales of $3.2 billion and market appreciation. Assets under management totaled $63.6 billion at June 30, 1997 ($60.0 billion at Janus; $3.6 billion at Berger) versus $42.8 billion at June 30, 1996.

While revenues for the second quarter 1997 increased 46% over comparable 1996, costs and expenses increased at a lower proportionate rate, resulting in an improved operating margin. This improved margin (3% higher than second quarter 1996) was primarily attributable to increased average shareholder balances and efficiencies through the use of enhanced technology.

Second quarter 1997 equity earnings from DST increased to $5.7 million from $5.0 million in comparable 1996, primarily due to improved operating margins compared to second quarter 1996.

Financial Asset Management interest expense increased over second quarter 1996 as a result of higher average KCSI Holding Company allocated debt balances during second quarter 1997, reflecting the Company's common stock repurchases in first quarter 1997. Other, net decreased from prior year second quarter due to a one time gain recognized on the sale of a KCSI equity investment in 1996.

<PAGE 18>


                             Six Months Ended           Six Months Ended
                               June 30, 1997              June 30, 1996
                                            (in millions)

                                 Holding                      Holding
                                 Company                      Company
                        Janus    and FAM-  Consol-    Janus   and FAM-  Consol-
                         and     Related   idated      and    Related   idated
                        Berger  Affiliates   FAM      Berger Affiliates   FAM
Revenues                $ 216.7   $ (0.5)  $ 216.2    $ 147.9  $ (0.3) $ 147.6
Costs and expenses        112.2      2.7     114.9       78.8     3.2     82.0
Depreciation and
  amortization              6.2      0.2       6.4        6.1     0.2      6.3
 Operating income (loss)   98.3     (3.4)     94.9       63.0    (3.7)    59.3

Equity in net earnings of
  unconsolidated affiliates:
   DST Systems, Inc.         -      11.8      11.8         -      6.9      6.9
   Other                    0.3       -        0.3         -      0.6      0.6
Interest income (expense)  (3.2)    (1.5)     (4.7)      (2.7)    0.5     (2.2)
Other, net                  1.6      5.3       6.9        1.7     7.1      8.8
 Pretax income             97.0     12.2     109.2       62.0    11.4     73.4

Income tax provision       38.4      3.2      41.6       25.1     1.3     26.4
Minority interest          10.6       -       10.6        6.9      -       6.9
 Net income             $  48.0   $  9.0   $  57.0    $  30.0  $ 10.1  $  40.1


For the six months ended June 30, 1997, Financial Asset Management contributed $57.0 million, a 42% increase over the same period in 1996. This increase was attributable to higher revenues (driven by growth in assets under management), operating income and equity earnings.

Year to date 1997 revenues increased 46% to $216.2 million and operating income 60% to $94.9 million compared to the six months ended June 30, 1996.

Assets under management increased $13.3 billion during the first six months of 1997 from net fund sales and market appreciation. Shareowner accounts numbered more than 2.8 million as of June 30, 1997 (a 4% increase from December 31, 1996).

Equity earnings from DST increased 71% over year to date 1996, largely due to the Company's proportionate share of a first quarter 1996 non-recurring charge recorded by DST related to a former DST equity affiliate, The Continuum Company, Inc. Exclusive of this item, DST's 1997 earnings reflect an increase in mutual fund, output processing and subscriber management revenues and higher operating margins compared to 1996.

Year to date 1997 interest expense increased and other, net decreased from comparable 1996 as discussed in the quarterly review above.

A brief discussion of Janus and Berger activity during the six months ended June 30, 1997 follows:

 Janus
 Janus continues to report growth in assets under management - a 28% increase from December 31, 1996. This increase is attributable to several factors, including, among others: (i) the investment performance of the Janus group of mutual funds, as evidenced by more than 50% of (separately tracked) Janus fund products ranking in the first quartile when compared to their respective peer categories based on product performance over a rolling one-year period through June 30, 1997 (using data from Lipper Analytical Services, Inc.); (ii) growth through new monies - less than half of the growth in assets under management was due to market appreciation; and
 (iii) individual fund performance, particularly the Janus Overseas Fund and Janus Worldwide Fund, combining for $11.9 billion in assets under management as of June 30, 1997 compared to $4.0 billion at June 30, 1996.

<PAGE 19>

 Berger
 In February 1997, Berger assumed the advisory contract for the Omni Fund, renaming it The Berger Small Cap Value Fund ("Small Cap"). At June 30, 1997, assets under management for the Small Cap fund totaled approximately $67 million. Also, the Berger/BIAM International Fund (introduced in fourth quarter 1996) increased its assets under management to $92 million as of June 30, 1997. Exclusive of these new funds, assets under management of Berger's core funds decreased approximately $198 million from December 31, 1996, reflecting net redemptions in excess of market appreciation during the six months ended June 30, 1997.

 In January 1997, KCSI's ownership in Berger increased to approximately 87% (from 80%) due to Berger's repurchase of its common stock (for treasury) from a minority shareholder. The Company recorded $8.7 million in intangibles in connection with this transaction, which will be amortized over 15 years.


TRENDS AND OUTLOOK

The Company reported a 53% improvement in second quarter 1997 earnings per share compared to second quarter 1996. Year to date 1997 earnings per share were 55% higher than the same period in 1996. Second quarter and year to date 1997 earnings from the Financial Asset Management segment reflect continued growth in assets under management and revenues, as well as efficient operations as evidenced by improved operating margins. Despite a $3.0 million equity loss from Grupo TFM (the majority of which was attributable to a non-recurring charge), the Transportation segment continued its earnings improvement, raising net income by $0.5 and $1.1 million compared to the three and six months ended June 30, 1996, respectively.

A current outlook for the Company's businesses for the remainder of 1997 is as follows (refer to the first paragraph of "Overview" section of this Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, regarding forward-looking comments):

i) KCSR - General commodities and intermodal traffic will continue to be largely dependent on economic trends within certain industries in the geographic region served by KCSR. (I) Based on anticipated traffic levels, including consideration of recent rail mergers, revenues are expected to be relatively flat during the remainder of 1997. (I) Variable costs and expenses are expected to continue at levels proportionate with revenue activity. (I) Consistent with the first half of 1997, equipment lease costs will be higher than 1996 as a result of operating leases with Southern Capital. Interest expense is expected to increase in the second half of 1997 due to expense associated with the indebtedness incurred to finance the $297 million capital contribution to Grupo TFM (i.e., the interest capitalization period ceased on June 23, 1997). (I)

ii) Financial Asset Management - Future growth will be largely dependent on prevailing financial market conditions, relative performance of Janus' and Berger's products, introduction and market reception of new products, as well as other factors. (I) Costs and expenses should continue at operating levels consistent with the rate of growth, if any, in revenues. (I)

iii) Equity Investments - The Company will continue to participate in the earnings from its equity investments in DST, Southern Capital and
       Mexrail. (I)   However, the Company expects to report equity losses
       from Grupo TFM during the initial period of its operation of Mexico's Northeast rail lines. (I)




(I) See the first paragraph of "Overview" section of Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, regarding forward-looking comments

<PAGE 20>

LIQUIDITY AND CAPITAL RESOURCES

Summary cash flow data is as follows (in millions):

                                                       Six Months
                                                     Ended June 30,
                                                  1997            1996
Cash flows provided by (used for):
 Operating activities                            $ 80.1          $  3.6
 Investing activities                            (292.6)         (104.4)
 Financing activities                             207.7            79.7
 Cash and equivalents:
   Net decrease                                    (4.8)          (21.1)
   At beginning of year                            22.9            31.8
   At end of period                              $ 18.1          $ 10.7


During the six months ended June 30, 1997, the Company's cash position decreased $4.8 million from December 31, 1996. This decrease was caused primarily by cash used for property acquisitions and Company common stock repurchases, offset partially by positive operating cash flows and the sale of short-term investments by Janus.

Year to date 1997 operating cash flows increased $76.5 million compared to the same period in 1996. This increase was chiefly attributable to the 1996 payment of approximately $74 million in federal and state income taxes resulting from the taxable gains associated with the DST public stock offering completed in November 1995, offset partially by changes in other working capital components.

Investing expenditures for the six months ended June 30, 1997 included the Company's approximate $297 million capital contribution to Grupo TFM and KCSR road property additions. Cash from investing activities was generated primarily from the sale of short-term investments by Janus.

Financing cash flows were generated through borrowings under credit lines in excess of repayments, essentially to fund the Grupo TFM capital contribution. The Company repurchased approximately $42.4 million of its common stock during 1997, funded primarily through operating cash flows.

Cash flows from operations are expected to increase during the remainder of 1997 from positive operating income, which has historically resulted in favorable cash flows. (I) Investing activities will continue to use significant amounts of cash. Future roadway improvement projects are expected to be funded by KCSR operating cash flow. (I) Based on the completion of financing for Grupo TFM, significant additional contributions from the Company to Grupo TFM are not expected to be necessary. (I) However, as discussed earlier, there exists a possible capital call ($74 million) if certain Grupo TFM benchmarks are not met.

In addition to operating cash flows, the Company has financing available through its various lines of credit (with a maximum borrowing amount of $560 million, of which $233 million was available at June 30, 1997). Because of certain financial covenants contained in the credit agreements, however, maximum utilization of the Company's available lines of credit may be restricted. The Company also has the ability to issue $500 million of securities under a Universal Shelf Registration Statement ("Registration Statement") filed in September 1993, as amended in April 1996. The Securities and Exchange Commission declared the Registration Statement effective on April 22, 1996; however, no securities have been issued.


(I) See the first paragraph of "Overview" section of Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, regarding forward-looking comments

<PAGE 21>

The Company believes its operating cash flows and available financing resources are sufficient to fund working capital and other requirements for the remainder of 1997, as well as other potential business opportunities that the Company is currently pursuing. (I)

The Company's debt ratio (total debt as a percent of total debt plus equity) at June 30, 1997 was 55.6% compared to 47.4% at December 31, 1996. Company consolidated debt increased $289.7 million from December 31, 1996 (to $934.8 million at June 30, 1997) primarily as a result of borrowings to fund the approximate $297 million capital contribution to Grupo TFM. Consolidated equity increased $29.5 million from December 31, 1996. This increase was primarily due to net income and a positive non-cash equity adjustment related to unrealized gains on "available for sale" securities held by affiliates, offset partially by common stock repurchases. The higher increase in debt, however, resulted in an increase in the debt ratio from December 31, 1996.

Management anticipates that the debt ratio throughout the remainder of 1997 will remain relatively consistent with the ratio as of June 30, 1997. (I)

During May 1997, Standard & Poor's Corporation ("S&P") and Moody's
Investing Service ("Moody's") issued opinions of the Company's credit and senior secured debt ratings. S&P lowered its rating on the Company to BBB- from BBB+, but commented that the Company's outlook is stable. According to S&P, the reduced rating was a result of the Company's increased debt levels to fund share repurchases and its investment in the Mexican Northeast rail lines, combined with increased competitive pressures on the Company's core U.S. railroad operations. Moody's confirmed as unchanged its previous rating of the Company at Baa2. According to Moody's, this decision was based on the Company's diversified nature of businesses and the considerable strength of a number of assets whose market value exceeds book value.






(I) See the first paragraph of "Overview" section of Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, regarding forward-looking comments

<PAGE 22>


PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

Part I, Item 1. Financial Statements, Note 11 to the Consolidated Condensed Financial Statements of this Form 10-Q is hereby incorporated herein by reference.


Item 6.   Exhibits and Reports on Form 8-K

a)   Exhibits

     Exhibit 10.1 - The Amended and Restated Five-Year Competitive Advance and
                    Revolving Credit Facility dated May 2, 1997, by and between the Company and the lenders named therein, is attached to this Form 10-Q as Exhibit 10.1

     Exhibit 27.1 - Financial Data Schedule


b)   Reports on Form 8-K

     The Company filed a Current Report on Form 8-K/A dated June 3, 1997, an amendment to a Current Report on Form 8-K dated November 12, 1996, reporting cautionary statements identifying significant factors that could cause the Company's actual operating results to materially differ from the projections in forward-looking statements made by, or on behalf of, the Company.


     The Company filed a Current Report on Form 8-K dated July 9, 1997 reporting the payment of the remaining 60% of the purchase price for TFM, S.A. de C.V. (formerly Ferrocarril del Noreste, S.A. de C.V.), who holds the concession to operate Mexico's Northeast rail lines, by Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. (formerly Transportacion Ferroviaria Mexicana S. de R.L. de C.V.), a joint venture of the Company and Transportacion Maritima Mexicana, S.A. de C.V.


     The Company filed a Current Report on Form 8-K dated July 29, 1997 reporting the announcement of a 3-for-1 split in the Company's common stock to be effected in the form of a stock dividend and a 20% increase in the quarterly dividend.

<PAGE 23>

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on August 12, 1997.


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