Form 10-Q
period 1997-09-30
KANSAS CITY SOUTHERN INDUSTRIES INC
filed 1997-11-04
CIK 54480

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

          Class                                Outstanding at October 31, 1997

Common Stock, $.01 per share par value                     107,627,371 Shares

                      KANSAS CITY SOUTHERN INDUSTRIES, INC.

                                    FORM 10-Q

                               SEPTEMBER 30, 1997

                                      INDEX


                                                                       Page

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Introductory Comments                                                   1

Consolidated Condensed Balance Sheets -
  September 30, 1997 and December 31, 1996                              2

Consolidated Condensed Statements of Income -
  Three and Nine Months Ended September 30, 1997 and 1996               3

Computation of Primary Earnings per Common Share                        3

Consolidated Condensed Statements of Cash Flows -
  Nine Months Ended September 30, 1997 and 1996                         4

Notes to Consolidated Condensed Financial Statements                    5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          12


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                            23

Item 6.   Exhibits and Reports on Form 8-K                             23


SIGNATURES                                                             24



                      KANSAS CITY SOUTHERN INDUSTRIES, INC.

                                    FORM 10-Q

                               SEPTEMBER 30, 1997


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

                      KANSAS CITY SOUTHERN INDUSTRIES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                              (Dollars in Millions)
                                   (Unaudited)


                                                  September 30, December 31,
                                                       1997        1996
ASSETS

Current Assets:
 Cash and equivalents                                $  43.4     $  22.9
 Accounts receivable, net                              173.7       138.1
 Inventories                                            36.9        39.3
 Other current assets                                   89.6        91.8
    Total current assets                               343.6       292.1

Investments held for operating purposes                679.7       335.2

Properties (net of $524.6 and $491.3 accumulated
 depreciation and amortization, respectively)        1,269.3     1,219.3

Intangibles and Other Assets, net                      238.3       237.5

 Total assets                                       $2,530.9    $2,084.1

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Debt due within one year                            $ 107.2     $   7.6
 Accounts and wages payable                             99.7       102.6
 Accrued liabilities                                   170.1       134.4
    Total current liabilities                          377.0       244.6

Other Liabilities:
 Long-term debt                                        834.3       637.5
 Deferred income taxes                                 359.9       337.7
 Other deferred credits                                137.0       129.8
    Total other liabilities                          1,331.2     1,105.0

Minority Interest in consolidated subsidiaries          22.1        18.8

Stockholders' Equity:
 Preferred stock                                         7.1         7.1
 Common stock                                            1.1         0.4
 Capital surplus                                          -           -
 Retained earnings                                     944.6       883.3
 Net unrealized gain on investments                     47.8        24.9
 Shares held in trust                                 (200.0)     (200.0)
    Total stockholders' equity                         800.6       715.7

 Total liabilities and stockholders' equity         $2,530.9    $2,084.1

     See accompanying notes to consolidated condensed financial statements.

                      KANSAS CITY SOUTHERN INDUSTRIES, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  (Dollars in Millions, Except per Share Data)
                                   (Unaudited)


                                          Three Months          Nine Months
                                      Ended September 30,   Ended September 30,
                                       1997       1996       1997        1996
Revenues                              $273.6     $218.2     $764.0      $626.4

Costs and expenses                     169.8      138.3      500.3       422.1
Depreciation and amortization           19.3       19.7       56.2        57.9

  Operating Income                      84.5       60.2      207.5       146.4

Equity in net earnings (losses) of
  unconsolidated affiliates:
  DST Systems, Inc.                      5.6       56.3       17.4        63.2
  Grupo Transportacion Ferroviaria
    Mexicana, S.A. de C.V.              (2.3)        -        (5.3)         -
  Other                                  1.0        0.2        2.8         1.7

Interest expense                       (19.3)     (16.1)     (46.6)      (43.2)
Other, net                               4.4        2.4       14.7        12.3

  Pretax Income                         73.9      103.0      190.5       180.4

Income tax provision                    25.4       22.5       71.1        50.7
Minority interest in
  consolidated earnings                  6.7        4.4       17.3        11.3

Net Income                              41.8       76.1      102.1       118.4

Less: dividends on preferred stock       0.1        0.1        0.2         0.2

Net Income Applicable to
  Common Stockholders                $  41.7   $   76.0   $  101.9    $  118.2


Computation of Primary Earnings per Common Share

Weighted Average Primary Common
  Shares Outstanding (in thousands)  110,802    114,012    110,253     116,406
Primary Earnings per Common Share   $   0.38   $   0.67   $   0.92    $   1.02

Cash Dividends Paid:
  Per Preferred share               $    .25   $    .25   $    .75    $    .75
  Per Common share                       .04        .03        .11         .10




     See accompanying notes to consolidated condensed financial statements.

                      KANSAS CITY SOUTHERN INDUSTRIES, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                              (Dollars in Millions)
                                   (Unaudited)

                                         Nine Months
                                        Ended September 30,
                                         1997          1996

CASH FLOWS PROVIDED BY (USED FOR):

OPERATING ACTIVITIES:
 Net income                                     $102.1       $118.4
 Adjustments to net income:
  Depreciation and amortization                   56.2         57.9
  Deferred income taxes                           14.0          8.1
  Equity in undistributed earnings               (14.9)       (61.1)
 Changes in working capital items:
  Accounts receivable                            (25.7)        (0.1)
  Inventories                                      4.0          3.9
  Other current assets                            (2.0)         2.2
  Accounts and wages payable                     (10.0)         2.3
  Accrued liabilities                             24.1        (64.8)
 Other, net                                        2.4          0.6
  Net                                            150.2         67.4


INVESTING ACTIVITIES:
 Property acquisitions                           (57.1)      (110.3)
 Proceeds from disposal of property                5.8          3.6
 Investment in and loans with affiliates        (298.8)       (24.8)
 Net sales (purchases) of short-term investments   2.2        (31.5)
 Proceeds from disposal of investments              -           8.8
 Other, net                                        8.8          4.1
  Net                                           (339.1)      (150.1)

FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt        336.4        201.0
 Repayment of long-term debt                     (82.0)        (6.6)
 Proceeds from stock plans                        17.7         10.8
 Stock repurchased                               (47.1)      (120.3)
 Cash dividends paid                             (15.4)       (14.8)
 Other, net                                       (0.2)         3.3
  Net                                            209.4         73.4

CASH AND EQUIVALENTS:
 Net increase (decrease)                          20.5         (9.3)
 At beginning of year                             22.9         31.8
 At end of period                               $ 43.4       $ 22.5

     See accompanying notes to consolidated condensed financial statements.

                      KANSAS CITY SOUTHERN INDUSTRIES, INC.


              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS




1. In the opinion of Kansas City Southern Industries, Inc. ("Company"; "KCSI"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal closing procedures) necessary to present fairly the financial position of the Company and its subsidiaries as of September 30, 1997 and December 31, 1996, the results of operations for the three and nine months ended September 30, 1997 and 1996, and cash flows for the nine months ended September 30, 1997 and 1996.


2. The results of operations for the three and nine months ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year 1997.


3. The accompanying consolidated condensed financial statements have been prepared consistently with accounting policies described more fully in Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

 On July 29, 1997, the Company's Board of Directors authorized a 3-for-1 split of the Company's common stock, which was effected in the form of a stock dividend paid on September 16, 1997 to stockholders of record as of August 25, 1997. All share and per share data has been restated to reflect the stock split.

 The accumulation of the 1997 and 1996 first, second and third quarter Primary Earnings per Common Share does not total the Primary Earnings per Common Share for the nine months ended September 30, 1997 and 1996, respectively, as a result of repurchases of Company common stock.


4. Effective January 1, 1997, the Company realigned its business segments to better define the core industries in which it operates. The various components comprising the segment formerly known as Corporate & Other have been assigned to either the Transportation or Financial Asset Management segment. Transportation consists of: The Kansas City Southern Railway Company ("KCSR"); Southern Group, Inc.; Gateway Western Railway Company ("Gateway Western"); transportation-related KCSI Holding Company amounts;
 and transportation-related subsidiaries and equity investments, including Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. ("Grupo TFM," formerly Transportacion Ferroviaria Mexicana S. de R.L. de C.V.), Southern Capital Corporation, LLC ("Southern Capital"), and Mexrail, Inc.
 ("Mexrail"). Financial Asset Management includes Janus Capital Corporation ("Janus"), Berger Associates, Inc. ("Berger"), the Company's equity interest in DST Systems, Inc. ("DST"), as well as Financial Asset Management-related KCSI Holding Company amounts. Prior year's information has been realigned to reflect the new segment approach.

 During third quarter 1997, the Company formed Kansas City Southern Lines, Inc. ("KCSL") as a holding company for KCSR and all other transportation-related subsidiaries and affiliates. KCSL was organized to provide separate control, management and accountability for all transportation operations and businesses.

 On September 19, 1997, the Company announced its intention to separate its Transportation segment from its Financial Asset Management segment. On October 21, 1997, the Company announced that the separation would take the form of an initial public offering of approximately 60% of KCSL's equity. The offering is expected to occur early in 1998, subject to market conditions and completion of regulatory review and other processes.

 As a result of the Company's decision to commence an initial public offering of KCSL, among other factors, management is in the process of performing a detailed review of the various assets of all Company subsidiaries. This review is being performed using the relevant accounting guidance (e.g., Statement of Financial Accounting Standards No. 121, Accounting Principles Board Opinion No. 17), and under the established accounting policies described more fully in Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. This review is expected to be completed during fourth quarter 1997.


5. The Company's inventories ($36.9 million at September 30, 1997 and $39.3 million at December 31, 1996) primarily consist of material and supplies related to rail transportation. Other components of inventories are not material.


6. Investments in unconsolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence but not more than 50% voting interest. Investments in unconsolidated affiliates at September 30, 1997 include equity interests in DST (approximately 41%), Grupo TFM (37%), Southern Capital (50%) and Mexrail (49%), as well as the Company's interests in other companies.

 As more fully discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, during first quarter 1997, Gateway Western was accounted for under the equity method as a majority-owned subsidiary while the Company awaited approval from the Surface Transportation Board ("STB") for the acquisition of Gateway Western. The STB approved the Company's acquisition of Gateway Western, effective May 5, 1997. Accordingly, the assets, liabilities, revenues and expenses of Gateway Western are included in the Company's consolidated financial statements. Additionally, the Company restated first quarter 1997 to include Gateway Western as a consolidated subsidiary as of January 1, 1997, and results of operations for the nine months ended September 30, 1997 reflect this restatement.

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

 Combined condensed financial information of unconsolidated affiliates is shown below (dollars in millions):

 Financial Condition:
                          September 30, 1997              December 31, 1996
                       DST    Grupo TFM   Other        DST    Grupo TFM   Other

 Current Assets     $  215.0   $  102.3   $ 25.7    $  201.3   $  1.2   $  34.4
 Non-current assets  1,048.2    1,885.7    257.1       920.3      4.2     331.7

   Assets           $1,263.2   $1,988.0   $282.8    $1,121.6   $  5.4   $ 366.1


 Current liabilities$  109.8   $   93.2   $ 11.0    $  125.7   $  1.2   $  27.2
 Non-current
  liabilities          348.0    1,106.7    196.2       300.7       -      267.7
 Equity of stockholders
     and partners      805.4      788.1     75.6       695.2      4.2      71.2

   Liabilities and
     equity         $1,263.2   $1,988.0   $282.8    $1,121.6   $  5.4   $ 366.1

 Investment in
  unconsolidated
  affiliates        $  331.7   $  296.0   $ 42.1    $  283.5   $  2.7   $  39.7


Operating Results:

                                    Three Months           Nine Months
                                 Ended September 30,    Ended September 30,
                                   1997       1996       1997       1996
 Revenues:
  DST                             $159.8    $ 139.6     $473.9     $427.0
  Grupo TFM (a)                    100.0         -       107.0         -
  All others                        17.8        8.1       50.6       23.3

   Total revenues                 $277.6    $ 147.7     $631.5     $450.3

 Operating costs and expenses:
  DST                             $138.3    $ 137.8     $407.7     $388.7
  Grupo TFM (a)                     89.9         -        96.9         -
  All others                        18.4        8.3       45.6       22.0

   Total operating costs
     and expenses                 $246.6    $ 146.1     $550.2     $410.7

 Net income:
  DST                             $ 14.1    $ 138.6     $ 43.0     $155.4
  Grupo TFM (a)                    (11.0)        -       (18.9)        -
  All others                         0.8       (0.8)       3.9       (0.7)

   Total net income               $  3.9    $ 137.8     $ 28.0     $154.7


(a) The operating results provided for Grupo TFM reflect its operation of TFM, S.A. de C.V. ("TFM," formerly Ferrocarril del Noreste, S.A. de C.V.) beginning on June 23, 1997. See discussion in Note 9 below.

7. For purposes of the Statement of Cash Flows, the Company considers all short-term liquid investments with a maturity of generally three months or less to be cash equivalents.

 a.Supplemental Cash Flow Information (in millions):

                                                              Nine Months
                                                          Ended September 30,
                                                           1997        1996

    Interest paid (excluding capitalized interest)      $   50.8    $    52.7
    Income taxes paid                                       44.5        106.9



 The Company's income taxes paid for the nine months ended September 30, 1996 included the payment of federal and state income taxes resulting from the DST initial public offering transactions, which occurred in fourth quarter 1995.

 b.Noncash Investing and Financing Activities:

 In first quarter 1997, the Company issued approximately 246,000 shares of KCSI common stock under the Ninth Offering of the Employee Stock Purchase Plan ("ESPP"). These shares, totaling a purchase price of approximately $3.1 million, were subscribed and paid for through employee payroll deductions in 1996.

 In first quarter 1996, the Company issued approximately 305,400 shares of KCSI common stock under the Eighth Offering of the ESPP. These shares, totaling a purchase price of approximately $3.8 million, were subscribed and paid for through employee payroll deductions in 1994 and 1995.


 Certain Company subsidiaries and affiliates hold investments which are accounted for as "available for sale" securities as defined by Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." The Company records its proportionate share of any unrealized gains or losses related to these investments, net of deferred taxes, in stockholders' equity. The unrealized gain as of September 30, 1997, net of deferred taxes, related to these investments increased $22.9 million from December 31, 1996. The unrealized gain as of September 30, 1996, net of deferred taxes, increased $12.4 million from December 31, 1995.


8. Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128") was issued in February 1997, effective for financial statements for interim and annual periods ending after December 15, 1997. The statement specifies the computation, presentation and disclosure requirements for earnings per share. The statement requires the computation of earnings per share under two methods: "basic" and "diluted." Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed giving effect to all dilutive potential common shares that were outstanding during the period (i.e., the denominator used in the basic calculation is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued). SFAS 128 requires the Company to present basic and diluted per share amounts for income from continuing operations and for net income on the face of the income statement.

 Although early adoption of SFAS 128 is not permitted, pro forma earnings per share amounts may be disclosed in the notes to the financial statements. Accordingly, if the Company's earnings per share had been computed in accordance with SFAS 128 for the three and nine months ended September 30, 1997 and 1996, pro forma earnings per share would have been as follows:


                                    Three Months         Nine Months
                                 Ended September 30,  Ended September 30,
                                    1997     1996       1997     1996
 Pro Forma Earnings per Share:
  Basic                            $ 0.39   $ 0.68      $0.95    $1.03
  Diluted                            0.38     0.67       0.92     1.02


9. As discussed more fully in Notes 2 and 11 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, the Mexican Government ("Government") awarded to Grupo TFM the right to purchase 80% of the common stock of TFM for approximately 11.072 billion Mexican pesos (approximately $1.4 billion U.S. based on the U.S. dollar/Mexican peso exchange rate on December 5, 1996). TFM holds the concession to operate over Mexico's Northeast rail lines for the next 50 years, with the option of a 50 year extension (subject to certain conditions).

 The remaining 20% of TFM was retained by the Government. The Government has the option of selling its interest through a public offering, or selling it to Grupo TFM after October 31, 2003 at the initial share price paid by Grupo TFM plus interest computed at the Mexican Base Rate (the Unidad de Inversiones
 (UDI) published by Banco de Mexico). In the event that Grupo TFM does not purchase the Government's 20% interest in TFM, the Government may require TMM and KCSI to purchase the Government's holdings in proportion to each partner's respective ownership interest in Grupo TFM (without regard to the Government's interest in Grupo TFM - see below).

 On January 31, 1997, Grupo TFM paid the first installment of the purchase price (approximately $565 million U.S. based on the U.S. dollar/Mexican peso exchange rate) to the Government, representing approximately 40% of the purchase price. This initial installment of the TFM purchase price was funded by Grupo TFM through capital contributions from TMM and the Company. The Company contributed approximately $297 million to Grupo TFM, of which approximately $277 million was used by Grupo TFM as part of the initial installment payment. The Company financed this contribution using borrowings under existing lines of credit.

 On June 23, 1997, Grupo TFM completed the purchase of 80% of TFM through the payment of the remaining $835 million U.S. to the Government. This payment was funded by Grupo TFM using a significant portion of the funds obtained from: (i) senior secured term credit facilities ($325 million U.S.); (ii) senior notes and discount debentures ($400 million U.S.); (iii) proceeds from the sale of 24.6% of Grupo TFM to the Government (approximately $199 million U.S. based on the U.S. dollar/Mexican peso exchange rate on June 23, 1997); and (iv) additional capital contributions from TMM and the Company (approximately $1.4 million from each partner). Additionally, Grupo TFM entered into a $150 million revolving credit facility for general working capital purposes. The Government's interest in Grupo TFM is in the form of limited voting right shares, and the purchase agreement includes a call option for TMM and the Company, which is exercisable at the original amount (in U.S. dollars) paid by the Government plus interest based on one-year U.S. Treasury securities.

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

 Concurrent with the financing transactions, Grupo TFM, TMM and the Company entered into a Capital Contribution Agreement ("Contribution Agreement") with TFM, which includes a possible capital call of $150 million from TMM and the Company if certain performance benchmarks, outlined in the agreement, are not met. The Company would be responsible for approximately $74 million of the capital call. The term of the Contribution Agreement is three years. In a related agreement between Grupo TFM, TFM and the Government, among others, the Government has agreed to contribute up to $37.5 million of equity capital to Grupo TFM if TMM and the Company are required to contribute under the capital call provisions of the Contribution Agreement prior to July 16, 1998. In the event the Government has not made any contributions by such date, the Government has committed up to July 31, 1999 to make additional capital contributions to Grupo TFM (of up to an aggregate amount of $37.5 million) on a proportionate basis with TMM and the Company if capital contributions are required. Any capital contributions to Grupo TFM from the Government would be used to reduce the contribution amounts required to be paid by TMM and the Company pursuant to the Contribution Agreement.

 Based on the completed financing arrangements for Grupo TFM, significant additional contributions from the Company to Grupo TFM are not expected to be necessary (except for the possible capital call discussed above). As of September 30, 1997, Grupo TFM was in compliance with all provisions of the Contribution Agreement; accordingly, no additional contributions from the Company have been requested or made.

 As of September 30, 1997, the Company's investment in Grupo TFM was approximately $296 million. With the sale of 24.6% of Grupo TFM to the Government, the Company's interest in Grupo TFM declined from 49% to approximately 37% (with TMM and a TMM affiliate owning the remaining 38.4%). The Company accounts for its investment in Grupo TFM under the equity method.

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


10.In accordance with Statement of Financial Accounting Standards No. 58
 "Capitalization of Interest Cost in Financial Statements That Include Investments Accounted for by the Equity Method" ("SFAS 58"), the Company has capitalized interest incurred on the borrowings under its lines of credit associated with the approximate $297 million capital contribution to Grupo TFM (see Note 9 above). Pursuant to SFAS 58, once Grupo TFM assumed operational control of TFM (June 23, 1997) and the planned principal operations of Grupo TFM commenced, capitalization of interest by the Company ceased. Interest capitalized by the Company for the nine months ended September 30, 1997 totaled $7.4 million.


11.In June 1997, Statement of Financial Accounting Standards No. 130 "Reporting
 Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") were issued. SFAS 130 establishes standards for reporting and disclosure of comprehensive income and its components in the financial statements. SFAS 131 establishes standards for reporting information about operating segments in the financial statements. The reporting and disclosure required by these statements must be included in the Company's financial statements beginning in 1998. The Company is reviewing SFAS 130 and SFAS 131 and expects to adopt them by the required dates.

12. In July 1996, the Company was named as one of twenty-seven defendants in various lawsuits in Louisiana and Mississippi arising from the explosion of a rail car loaded with chemicals in Bogalusa, Louisiana on October 23, 1995. As a result of the explosion, nitrogen dioxide and oxides of nitrogen were released into the atmosphere over parts of that town and the surrounding area causing evacuations and injuries. Approximately 25,000 residents of Louisiana and Mississippi have asserted claims to recover damages allegedly caused by exposure to the chemicals.

 The Company neither owned nor leased the rail car or the rails on which it was located at the time of the explosion in Bogalusa. The Company did, however, move the rail car from Jackson to Vicksburg, Mississippi, where it was loaded with chemicals, and back to Jackson where the car was tendered to the Illinois Central Railroad Company ("IC"). The explosion occurred more than 15 days after the Company last transported the rail car. The car was loaded in excess of its standard weight when it was transported by the Company to interchange with the IC.

 The lawsuits in Louisiana and Mississippi are in different stages of progress. The Company filed motions seeking its dismissal in both the Louisiana and Mississippi actions. The motion was denied in Mississippi and is being appealed to the Mississippi Supreme Court. The motion awaits a hearing in Louisiana. Management believes that the Company's exposure with regard to liability in these cases is remote.

 The Company has had no significant changes in other outstanding litigation or contingencies from that previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


13.See the Recent Developments section of Item 2, Management's Discussion and
 Analysis of Financial Condition and Results of Operations, for significant transactions and events that will have an impact on the Company's future results of operations and financial position.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The discussion set forth below, as well as other portions of this Form 10-Q, contains comments not based upon historical fact. Such forward-looking comments are based upon information currently available to management and management's perception thereof as of the date of this Form 10-Q. Readers can identify these forward-looking comments by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. The actual results of operations of Kansas City Southern Industries, Inc. ("Company"; "KCSI") could materially differ from those indicated in forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the Company's Current Report on Form 8-K dated November 12, 1996 and its amendment, Form 8-K/A dated
June 3, 1997, which have been filed with the U.S. Securities and Exchange Commission (File No. 1-4717) and are hereby incorporated by reference herein. Readers are strongly encouraged to consider these factors when evaluating any such forward-looking comments.

KCSI, a Delaware Corporation organized in 1962, is a diversified holding company with principal operations in rail transportation and financial services. The Company supplies its various subsidiaries with managerial, legal, tax, financial and accounting services, in addition to managing other "non-operating" and more passive investments.

During third quarter 1997, the Company formed Kansas City Southern Lines, Inc. ("KCSL") as a holding company for The Kansas City Southern Railway Company ("KCSR") and all other transportation-related subsidiaries and affiliates. KCSL was organized to provide separate control, management and accountability for all transportation operations and businesses.

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

Transportation - The Transportation segment consists of all transportation-related subsidiaries and investments, including:

*KCSR, a wholly-owned subsidiary of the Company, operating a Class I Common
 Carrier railroad system;
*Southern Group, Inc. ("SGI"), a wholly-owned subsidiary of KCSR, owning 100% of Carland, Inc. ("Carland") and managing the loan portfolio for Southern Capital Corporation, LLC ("Southern Capital," a 50% owned joint venture);
*Gateway Western Railway Company ("Gateway Western"), an indirect wholly-owned subsidiary of the Company, operating a regional railroad system;
*Equity investments in Southern Capital, Grupo Transportacion Ferroviaria
 Mexicana, S.A. de C.V. ("Grupo TFM," formerly Transportacion Ferroviaria Mexicana S. de R.L. de C.V., a 37% owned affiliate), and Mexrail, Inc. ("Mexrail," a 49% owned affiliate);
*Various other consolidated subsidiaries;
*KCSI Holding Company amounts.

Financial Asset Management - This segment consists of all subsidiaries engaged in the management of investments for mutual funds, private and other accounts, as well as any Financial Asset Management-related investments. Included are:

*Janus Capital Corporation ("Janus"), an 83% owned subsidiary;
*Berger Associates, Inc. ("Berger"), an 87% owned subsidiary;
*DST Systems, Inc. ("DST"), an approximate 41% owned equity investment; *KCSI Holding Company amounts.

RECENT DEVELOPMENTS


Planned Public Offering of Transportation Business - On September 19, 1997, the Company announced the planned separation of its Transportation and Financial Asset Management segments. The form of the transaction will be an initial public offering of approximately 60% of KCSL's equity. The public offering is expected to occur early in 1998, subject to market conditions and completion of regulatory review and other processes.


Operating Difficulties of the Union Pacific Railroad - As has been reported in the press, the Union Pacific Railroad ("UP") has experienced recent difficulties with its railroad operations, reportedly linked to its recent acquisition of the Southern Pacific Railroad. The Company has the largest interchange of rail traffic with the UP. The UP's difficulties have resulted in overall traffic congestion of the U.S. railroad system and have impacted the Company's ability to interchange traffic with UP, both for domestic and international traffic (i.e., to and from Mexico). This system congestion has resulted in certain equipment shortages due to the Company's rolling stock being retained within the UP system for unusually extended periods of time, for which UP remits car hire amounts. The Company has agreed to accept certain UP trains as diversion of traffic to assist in the easing of the UP's system congestion. For the nine months ended September 30, 1997, the Company had received only one such diverted UP train. The amount of trains to be diverted to the Company by UP, and the overall impact of the UP congestion problems, is not expected to have a material effect on the Company's 1997 result of operations.

The Surface Transportation Board ("STB") issued an emergency service order on October 31, 1997, addressing the deteriorating quality of rail service in the Western United States. Key measures in the STB order, which is expected to facilitate resolution of problems in the West, include the granting to the Texas Mexican Railway ("Tex-Mex") access to Houston, Texas shippers, access to trackage rights over the more direct Algoa Route south of Houston, and a connection with the Burlington Northern Santa Fe Railroad at Flatonia, Texas. The order takes effect on November 5, 1997 and extends for 30 days initially. The STB plans another hearing for December 3, 1997 for a progress report from UP officials. Tex-Mex is a wholly-owned subsidiary of Mexrail.


Mexico's Northeast Rail Lines - As disclosed previously, Grupo TFM, a joint venture of the Company and Transportacion Maritima Mexicana, S.A. de C.V. ("TMM") was awarded the right to purchase 80% of the common stock of TFM, S.A. de C.V. ("TFM," formerly Ferrocarril del Noreste, S.A. de C.V.) for approximately 11.072 billion Mexican pesos (approximately $1.4 billion U.S. based on the U.S. dollar/Mexican peso exchange rate on December 5, 1996). TFM holds the concession to operate over Mexico's Northeast rail lines for the next 50 years, with the option of a 50 year extension (subject to certain conditions).

As previously disclosed, the remaining 20% of TFM was retained by the Mexican Government ("Government"). The Government has the option of selling its 20% interest through a public offering, or selling it to Grupo TFM after October 31, 2003 at the initial share price paid by Grupo TFM plus interest computed at the Mexican Base Rate (the Unidad de Inversiones (UDI) published by Banco de Mexico). In the event that Grupo TFM does not purchase the Government's 20% interest in TFM, the Government may require TMM and KCSI to purchase the Government's holdings in proportion to each partner's respective ownership interest in Grupo TFM (without regard to the Government's interest in Grupo TFM
- see below).

On January 31, 1997, Grupo TFM paid the first installment of the purchase price (approximately $565 million U.S. based on the U.S. dollar/Mexican peso exchange rate) to the Government, representing approximately 40% of the purchase price. This initial installment of the TFM purchase price was funded by Grupo TFM through capital contributions from TMM and the Company. The Company contributed approximately $297 million to Grupo TFM, of which approximately $277 million was used by Grupo TFM as part of the initial installment payment. The Company financed this contribution using borrowings under existing lines of credit.

On June 23, 1997, Grupo TFM completed the purchase of 80% of TFM through the payment of the remaining $835 million U.S. to the Government. This payment was funded by Grupo TFM using a significant portion of the funds obtained from: (i) senior secured term credit facilities ($325 million U.S.); (ii) senior notes and discount debentures ($400 million U.S.); (iii) proceeds from the sale of 24.6% of Grupo TFM to the Government (approximately $199 million U.S. based on the U.S. dollar/Mexican peso exchange rate on June 23, 1997); and (iv) additional capital contributions from TMM and the Company (approximately $1.4 million from each partner). Additionally, Grupo TFM entered into a $150 million revolving credit facility for general working capital purposes. The Government's interest in Grupo TFM is in the form of limited voting right shares, and the purchase agreement includes a call option for TMM and the Company, which is exercisable at the original amount (in U.S. dollars) paid by the Government plus interest based on one-year U.S. Treasury securities.

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

Concurrent with the financing transactions, Grupo TFM, TMM and the Company entered into a Capital Contribution Agreement ("Contribution Agreement") with TFM, which includes a possible capital call of $150 million from TMM and the Company if certain performance benchmarks, outlined in the agreement, are not met. The Company would be responsible for approximately $74 million of the capital call. The term of the Contribution Agreement is three years. In a related agreement between Grupo TFM, TFM and the Government, among others, the Government has agreed to contribute up to $37.5 million of equity capital to Grupo TFM if TMM and the Company are required to contribute under the capital call provisions of the Contribution Agreement prior to July 16, 1998. In the event the Government has not made any contributions by such date, the Govern-ment has committed up to July 31, 1999 to make additional capital contributions to Grupo TFM (of up to an aggregate amount of $37.5 million) on a proportionate basis with TMM and the Company if capital contributions are required. Any capital contributions to Grupo TFM from the Government would be used to reduce the contribution amounts required to be paid by TMM and the Company pursuant to the Contribution Agreement.

Based on the completed financing arrangements for Grupo TFM, significant additional contributions from the Company to Grupo TFM are not expected to be necessary (except for the possible capital call discussed above). As of September 30, 1997, Grupo TFM was in compliance with all provisions of the Contribution Agreement; accordingly, no additional contributions from the Company have been requested or made.

As of September 30, 1997, the Company's investment in Grupo TFM was approximately $296 million. With the sale of 24.6% of Grupo TFM to the Government, the Company's interest in Grupo TFM declined from 49% to approximately 37% (with TMM and a TMM affiliate owning the remaining 38.4%). The Company accounts for its investment in Grupo TFM under the equity method.


Stock Split and 20% Increase in Quarterly Common Stock Dividend - On July 29, 1997, the Company's Board of Directors ("Board") authorized a 3-for-1 split in the Company's common stock effected in the form of a stock dividend. The Board also voted to increase the quarterly dividend 20% to $0.04 per share. Both dividends were paid on September 16, 1997 to stockholders of record as of August 25, 1997. Amounts reported in this Form 10-Q have been restated to reflect the stock split.


Common Stock Repurchases - The Company's Board has authorized management to repurchase a total of 33 million shares of KCSI common stock under two programs
- the 1995 program for 24 million shares and the 1996 program for nine million shares. During first quarter 1997, the Company purchased the final 2.4 million shares under the forward purchase contract disclosed in Note 8 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. With these transactions, the Company has repurchased approximately 27.3 million shares of its common shares, completing the 1995 program and part of the 1996 program.


Gateway Western - KCS Transportation Company ("KCSTC," a wholly-owned subsidiary of the Company) acquired beneficial ownership of the outstanding stock of Gateway Western in December 1996. The stock acquired by KCSTC was held in an independent voting trust until the Company received approval from the STB on the Company's proposed acquisition of Gateway Western. The STB issued its approval of the transaction effective May 5, 1997. Because the Gateway Western stock was held in trust during first quarter 1997, the Company accounted for Gateway Western under the equity method as a majority-owned unconsolidated subsidiary. Upon STB approval of the acquisition, the Company consolidated Gateway Western in the Transportation segment. Additionally, the Company restated first quarter 1997 to include Gateway Western as a consolidated subsidiary as of January 1, 1997, and results of operations for the nine months ended September 30, 1997 reflect this restatement.


RESULTS OF OPERATIONS

Segment revenues, operating income and net income comparisons follow (dollars in millions):

                                 Three Months             Nine Months
                              Ended September 30,      Ended September 30,
                                1997        1996        1997        1996
Revenues:
 Transportation (KCSL)        $ 142.7     $ 132.2     $ 416.9     $ 392.8
 Financial Asset Management     130.9        86.0       347.1       233.6
   Total                      $ 273.6     $ 218.2     $ 764.0     $ 626.4

Operating Income:
 Transportation (KCSL)        $  24.5     $  22.7     $  52.6     $  49.6
 Financial Asset Management      60.0        37.5       154.9        96.8
   Total                      $  84.5     $  60.2     $ 207.5     $ 146.4

Net Income:
 Transportation (KCSL)        $   3.0      $  5.2     $   6.3     $   7.4
 Financial Asset Management      38.8        70.9        95.8       111.0
   Total                      $  41.8      $ 76.1     $ 102.1     $ 118.4


The Company reported third quarter 1997 earnings of $41.8 million, or $0.38 per share, compared to $76.1 million, or $0.67 per share in third quarter 1996. Third quarter 1996 earnings include a one-time gain of approximately $47.7 million, or $0.42 per share (after-tax), from equity earnings in DST, representing the Company's proportionate share of the gain recognized by DST in connection with the merger of The Continuum Company, Inc. ("Continuum," formerly a DST equity investment) with Computer Sciences Corporation.
Exclusive of this one-time gain, the Company's earnings per share increased
52% over third quarter 1996.  Consolidated third quarter 1997 revenues rose
25% compared to the same period in 1996 from improvements in both of the Company's segments. Operating income for the three months ended September 30, 1997 increased 40% (to $84.5 million) versus comparable 1996, largely due to higher revenues, together with lower proportionate growth in Financial
Asset Management operating expenses as compared to revenues. Equity earnings in unconsolidated affiliates totaled $4.3 million in third quarter 1997, which was significantly lower than the prior period due to the one-time gain in 1996. Third quarter 1997 includes an estimated $2.3 million equity loss from Grupo TFM, which more than offset increased equity earnings from

DST (exclusive of the Continuum gain) and other investments. Interest expense for the three months ended September 30, 1997 was 20% higher than comparable 1996 from higher average debt balances in 1997 resulting from the investment in Grupo TFM.

For the nine months ended September 30, 1997, consolidated earnings were $102.1 million, or $0.92 per share, versus $70.7 million, or $0.61 per share in comparable 1996, exclusive of the one-time Continuum gain. Year to date 1997 consolidated revenues increased 22% to $764.0 million compared to the same period in 1996, primarily due to the growth in assets under management in the Financial Asset Management segment and the addition of Gateway Western revenues.

Operating expenses for the nine months ended 1997 increased at a lower proportionate rate than revenues compared to 1996, leading to a 42% improvement in operating income. Year to date 1997 equity earnings of unconsolidated affiliates increased over comparable 1996 (exclusive of the Continuum gain) due to higher DST earnings, offset by estimated losses at Grupo TFM.



TRANSPORTATION (KCSL)


                      Three Months Ended               Three Months Ended
                       September 30, 1997               September 30, 1996
                                         (in millions)
                          Holding                       Holding
                         Company and                   Company and
                          Transpor-   Consol-           Transpor-   Consol-
                           tation-    idated             tation-    idated
                           Related    Trans-             Related    Trans-
                   KCSR  Affiliates portation    KCSR  Affiliates  portation

Revenues         $ 128.5  $  14.2   $ 142.7     $ 125.5  $  6.7  $ 132.2
Costs and expenses  92.5     10.1     102.6        86.6     6.6     93.2
Depreciation and
 amortization       13.6      2.0      15.6        15.1     1.2     16.3
  Operating income
    (loss)          22.4      2.1      24.5        23.8    (1.1)    22.7
Equity in net
 earnings (losses)
 of unconsolidated
 affiliates:
   Grupo TFM          -      (2.3)     (2.3)         -       -        -
   Other             0.5      0.4       0.9          -      0.1      0.1
Interest expense    (9.4)    (7.6)    (17.0)      (12.2)   (1.9)   (14.1)
Other, net           0.8     (0.1)      0.7         1.1    (0.3)     0.8
 Pretax income
    (loss)          14.3     (7.5)      6.8        12.7    (3.2)     9.5
Income tax provision
 (benefit)           6.3     (2.5)      3.8         5.5    (1.2)     4.3
 Net income
    (loss)      $    8.0   $ (5.0)   $  3.0      $  7.2  $ (2.0)  $  5.2


The Transportation segment contributed $3.0 million to the Company's third quarter 1997 earnings versus $5.2 million in third quarter 1996. Exclusive of the Company's equity in the estimated net losses of, and interest expense associated with, its investment in Grupo TFM, Transportation third quarter 1997 earnings were $7.7 million, 48% higher than 1996. This increase is attributable to higher KCSR net income, the inclusion of Gateway Western results in 1997, and 1996 non-recurring allocated Holding Company costs related to the Company's efforts with respect to the Union Pacific/Southern Pacific merger ("UP/SP merger").

KCSR third quarter 1997 revenues increased 2% over comparable 1996, primarily from a $2.4 million increase in domestic grain business on volume gains. Revenue improvements were also evident in chemical/petroleum, paper/forest products and unit coal. While total KCSR revenues increased over third quarter 1996, revenue carloadings decreased 1% quarter to quarter. This improvement in average revenue per carload is generally attributable to traffic mix and length of haul. Third quarter 1997 Holding Company and Transportation-Related Affiliates revenues increased over 1996 due to the inclusion of Gateway Western (consolidated effective January 1, 1997), offset partially by reduced revenues as a result of the dissolution of Southern Leasing Corporation ("SLC") in connection with the formation of the Southern Capital joint venture in October 1996.

Third quarter 1997 Transportation operating expenses increased 8% compared to third quarter 1996. KCSR experienced a 4% increase in operating expenses, primarily from higher operating lease expenses (payments to Southern Capital), partially offset by reduced depreciation as a result of the contribution and sale of rail property to the Southern Capital joint venture. While total third quarter 1997 KCSR operating expenses were higher than 1996, variable expenses as a percentage of revenues declined by 2%. This result highlights KCSR's efforts to maintain (or reduce) controllable cost components given anticipated revenue levels.

Holding Company and Transportation-Related Affiliates costs and expenses increased over third quarter 1996 due to the inclusion of Gateway Western activity in 1997. The increase would have been higher if not for the non-recurring costs incurred in third quarter 1996 related to the UP/SP merger as discussed above, together with reduced costs and expenses due to the dissolution of SLC.

During third quarter 1997, the Company recorded $2.3 million in estimated equity losses associated with its investment in Grupo TFM. KCSR recorded
$0.5 million of equity income, reflecting KCSR's 50% share of Southern Capital third quarter earnings.

Interest expense increased $2.9 million from third quarter 1996 because of interest associated with the indebtedness incurred to fund the Grupo TFM investment, partially offset by reduced interest due to the repayment of KCSR, Carland and SGI debt using proceeds from the Southern Capital transaction.


                     Nine Months Ended                 Nine Months Ended
                    September 30, 1997                September 30, 1996
                                     (in millions)
                           Holding                     Holding
                         Company and                 Company and
                          Transpor-  Consol-          Transpor-   Consol-
                           tation-   idated            tation-    idated
                           Related   Trans             Related    Trans-
                   KCSR  Affiliates portation  KCSR  Affiliates  portation

Revenues          $ 375.7  $ 41.2  $ 416.9     $ 370.4  $ 22.4 $ 392.8
Costs and expenses  285.5    32.7    318.2       272.0    23.0   295.0
Depreciation and
 amortization        40.9     5.2     46.1        44.6     3.6    48.2
 Operating income
    (loss)           49.3     3.3     52.6        53.8    (4.2)   49.6
Equity in net
 earnings (losses)
 of unconsolidated
 affiliates:
   Grupo TFM           -     (5.3)    (5.3)         -       -       -
   Other              1.6     0.8      2.4          -      1.0     1.0
Interest expense    (28.6)  (11.0)   (39.6)      (36.5)   (2.5)  (39.0)
Other, net            3.8     0.3      4.1         2.7    (0.8)    1.9
 Pretax income
      (loss)         26.1   (11.9)    14.2        20.0    (6.5)   13.5
Income tax provision
 (benefit)           11.5    (3.6)     7.9         8.5    (2.4)    6.1
 Net income
     (loss)      $   14.6  $ (8.3)  $  6.3      $ 11.5  $ (4.1) $  7.4


The Transportation segment contributed $14.0 million to the Company's earnings for the nine months ended September 30, 1997, exclusive of estimated equity losses in, and interest expense associated with, Grupo TFM, compared to $7.4 million for the same period in 1996. This increase in earnings was attributable to higher earnings from KCSR as a result of reduced interest expense, the inclusion of Gateway Western in 1997 and the UP/SP merger costs incurred in 1996.

Transportation revenues increased 6% compared to 1996. This increase was primarily attributable to the inclusion of Gateway Western revenues in 1997, together with a $5.3 million increase in KCSR revenues. The KCSR revenue gain was largely due to increased domestic grain revenues, particularly corn, as well as improved export grain, chemicals and petroleum products, and paper/ forest products. Similar to third quarter 1997, carloadings for year to date 1997 were down, yet revenue has increased due to the mix of traffic and length of haul improvements, as well as a greater focus on higher margin traffic. Holding Company and Transportation-Related Affiliates revenues reflect the Gateway Western revenues, offset partially by the lack of SLC revenues in 1997.

Year to date 1997 Transportation operating expenses increased 6% versus the same period in 1996. While total year to date 1997 KCSR costs and expenses increased over 1996, variable operating expenses decreased, including reductions in salaries and wages, fringe benefits, and supplies.
Additionally, depreciation and amortization decreased by 8% for the reasons discussed above. These reductions were offset by higher fuel costs due to usage and fixed equipment lease charges to Southern Capital. Higher operating expenses from Holding Company and Transportation-Related Affiliates were attributable to the inclusion of Gateway Western, offset by the lack of SLC costs in 1997 and the 1996 non-recurring UP/SP merger costs.

The Transportation segment reported equity losses from unconsolidated affiliates for the nine months ended September 30, 1997, reflecting the Company's estimated proportionate share of Grupo TFM's 1997 net loss.

Year to date 1997 Transportation interest expense increased from 1996 as discussed above. Interest expense related to the indebtedness incurred in connection with the Company's investment in Grupo TFM was capitalized until the final installment of the TFM purchase price was made (June 23, 1997). Other, net increased for the nine months ended September 30, 1997 due to a one time pretax gain of $1.6 million recorded in first quarter 1997 resulting from the sale of track by KCSR.


FINANCIAL ASSET MANAGEMENT



                      Three Months Ended                Three Months Ended
                      September 30, 1997                September 30, 1996
                                       (in millions)
                           Holding                      Holding
                         Company and                  Company and
                  Janus     FAM-     Consol-    Janus     FAM-     Consol-
                   and     Related   idated      and     Related   idated
                  Berger  Affiliates   FAM      Berger  Affiliates  FAM

Revenues          $ 131.5  $  (0.6) $ 130.9     $  85.9  $   0.1 $  86.0
Costs and expenses   66.7      0.5     67.2        43.5      1.6    45.1
Depreciation and
 amortization         3.3      0.4      3.7         3.2      0.2     3.4
 Operating income
     (loss)          61.5     (1.5)    60.0        39.2     (1.7)   37.5
Equity in net
 earnings of
 unconsolidated
 affiliates:
   DST Systems, Inc.   -       5.6      5.6          -       56.3   56.3
   Other              0.1       -       0.1          -        0.1    0.1
Interest expense     (1.5)    (0.8)    (2.3)       (1.5)     (0.5)  (2.0)
Other, net            2.7      1.0      3.7         1.1       0.5    1.6
 Pretax income       62.8      4.3     67.1        38.8      54.7   93.5
Income tax provision
 (benefit)           24.9     (3.3)    21.6        15.6       2.6   18.2
Minority interest     6.7       -       6.7         4.4        -     4.4
 Net income        $ 31.2    $ 7.6   $ 38.8      $ 18.8    $ 52.1 $ 70.9


Financial Asset Management contributed $38.8 million to KCSI's 1997 third quarter consolidated earnings, an increase of 67% over comparable 1996, exclusive of the one-time gain from the Continuum merger. Average assets under management by Janus and Berger were 58% higher during third quarter 1997 than third quarter 1996, leading to a $44.9 and $22.5 million increase in revenues and operating income, respectively, over third quarter 1996.

Assets under management increased $8.4 billion during third quarter 1997 as a result of net fund sales of $2.9 billion and market appreciation of $5.5 billion. Assets under management totaled $72.0 billion at September 30, 1997 ($67.9 billion at Janus; $4.1 billion at Berger) versus $47.0 billion at September 30, 1996.

While revenues for the third quarter 1997 increased 52% over comparable 1996, costs and expenses increased at a lower proportionate rate, resulting in an improved operating margin. This improved margin (2% higher than third quarter
1996) was primarily attributable to increased average shareholder balances.

Third quarter 1997 equity earnings from DST totaled $5.6 million, significantly lower than 1996 as a result of the gain from the Continuum merger. Exclusive of this gain, equity earnings from DST increased 24%, primarily due to higher mutual fund, portfolio accounting, output processing and other revenues, together with improved operating margins compared to third quarter 1996.



                     Nine Months Ended                 Nine Months Ended
                     September 30, 1997                September 30, 1996
                                        (in millions)
                            Holding                      Holding
                          Company and                  Company and
                  Janus       FAM-    Consol-    Janus    FAM-      Consol-
                   and      Related   idated      and    Related    idated
                  Berger   Affiliates  FAM       Berger Affiliates   FAM

Revenues          $ 348.2  $  (1.1) $ 347.1     $ 233.8  $ (0.2)   $  233.6
Costs and expenses  178.9      3.2    182.1       122.3     4.8       127.1
Depreciation and
 amortization         9.5      0.6     10.1         9.3     0.4         9.7
 Operating income
      (loss)        159.8     (4.9)   154.9       102.2    (5.4)       96.8
Equity in net
 earnings of
 unconsolidated
 affiliates:
   DST Systems, Inc.  -       17.4     17.4          -     63.2        63.2
   Other              0.4       -       0.4          -      0.7         0.7
Interest expense     (4.7)    (2.3)    (7.0)       (4.2)     -         (4.2)
Other, net            4.3      6.3     10.6         2.8     7.6        10.4
 Pretax income      159.8     16.5    176.3       100.8    66.1       166.9
Income tax provision
 (benefit)           63.3     (0.1)    63.2        40.7     3.9        44.6
Minority interest    17.3       -      17.3        11.3      -         11.3
 Net income        $ 79.2  $  16.6  $  95.8     $  48.8  $ 62.2    $  111.0



For the nine months ended September 30, 1997, Financial Asset Management contributed $95.8 million to the Company's consolidated earnings, a 51% increase over the same period in 1996, exclusive of the Continuum gain. Higher earnings were attributable to a 49% increase in revenues (driven by growth in assets under management), a 60% increase in operating income and higher equity earnings.

Assets under management increased $21.7 billion during the nine months ended September 30, 1997 from net fund sales and market appreciation. Shareowner accounts numbered more than 2.8 million as of September 30, 1997 (a 5% increase from December 31, 1996).

Equity earnings from DST increased 53% over year to date 1996 (exclusive of the Continuum gain), largely due to the Company's proportionate share of a first quarter 1996 non-recurring charge recorded by DST related to Continuum. Exclusive of this first quarter charge, DST's 1997 earnings reflect the same trends noted in third quarter 1997.

Year to date 1997 interest expense increased due to higher average KCSI Holding Company allocated debt balances during third quarter 1997, reflecting repurchases of KCSI common stock in first quarter 1997.

A brief discussion of Janus and Berger activity during the nine months ended September 30, 1997 follows:

 Janus
 Janus continued to report growth in assets under management - a 45% increase from December 31, 1996. This increase is attributable to several factors, including, among others: (i) the investment performance of the Janus group of mutual funds, as evidenced by approximately 50% of (separately tracked) Janus fund products ranking in the first quartile when compared to their respective peer categories based on product performance over a rolling one-year period through September 30, 1997 (using data from Lipper Analytical Services, Inc.);
 (ii) growth through new investment money - approximately 46% of the growth in assets under management was due to net sales; and (iii) individual fund performance, particularly the Janus Overseas Fund and Janus Worldwide Fund, combining for $14.3 billion in assets under management as of September 30, 1997 compared to $4.8 billion at September 30, 1996.

 Berger
 In September 1997, Berger launched the Berger Balanced Fund, which closed with $7.5 million in assets under management as of September 30, 1997. In February 1997, Berger assumed the advisory contract for the Omni Fund, renaming it The Berger Small Cap Value Fund ("Small Cap"). At September 30, 1997, assets under management for the Small Cap fund totaled approximately $114 million. Also, the Berger/BIAM International Fund (introduced in fourth quarter 1996) increased its assets under management to $124 million as of September 30, 1997. Exclusive of these new funds, assets under management of Berger's core funds increased approximately $130 million from December 31, 1996, reflecting market appreciation in excess of net redemptions during the nine months ended September 30, 1997.

 In January 1997, KCSI's ownership in Berger increased to approximately 87% (from 80%) due to Berger's repurchase of its common stock (for treasury) from a minority shareholder. The Company recorded $8.7 million in intangibles in connection with this transaction, which will be amortized over 15 years.


TRENDS AND OUTLOOK

The Company reported a 52% improvement in third quarter 1997 earnings per share compared to third quarter 1996. Year to date 1997 earnings per share were 51% higher than the same period in 1996. Third quarter and year to date 1997 earnings from the Financial Asset Management segment reflect continued growth in assets under management and revenues, as well as improved operating margins. The Transportation segment continued its earnings improvement (exclusive of the estimated equity losses and interest expense associated with Grupo TFM), reporting higher net income in third quarter 1997 than in either previous quarter in 1997 and comparable 1996.

A current outlook for the Company's businesses for the fourth quarter of 1997 is as follows (refer to the first paragraph of "Overview" section of this Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, regarding forward-looking comments):

i) KCSR - General commodities and intermodal traffic will continue to be largely dependent on economic trends within certain industries in the geographic region served by KCSR (as evidenced by the increase in domestic grain revenues during 1997 due to a strong corn crop). (I) Based on anticipated traffic levels, including consideration of recent rail mergers, fourth quarter 1997 revenues are expected exceed third quarter 1997. (I) Variable costs and expenses are expected to continue at levels proportionate with revenue expectations. (I) Unlike the first nine months of 1997, in which equipment lease costs exceeded comparable 1996 periods, lease costs in fourth quarter 1997 should be relatively comparable with the prior period because the Southern Capital joint venture was formed in fourth quarter 1996. Interest expense is expected to be higher in fourth quarter 1997 than comparable 1996 due to expense associated with the indebtedness incurred to finance the $297 million investment in Grupo TFM. (I)

ii) As a result of the Company's decision to commence an initial public offering of KCSL, among other factors, management is in the process of performing a detailed review of the various assets of all Company subsidiaries. This review is being performed using the relevant accounting guidance (e.g., Statement of Financial Accounting Standards No. 121, Accounting Principles Board Opinion No. 17), and under the established accounting policies described more fully in Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. This review is expected to be completed during fourth quarter 1997.



 (I) See the first paragraph of "Overview" section of Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, regarding forward-looking comments

iii) Financial Asset Management - Future growth will be largely dependent on prevailing financial market conditions, relative performance of Janus' and Berger's products, introduction and market reception of new products, as well as other factors. (I) Fourth quarter 1997 revenues and earnings for the Financial Asset Management segment will be impacted by overall market declines experienced in late October 1997. Costs and expenses should continue at operating levels consistent with the rate of growth, if any, in revenues. (I)

iv)Equity Investments - The Company will continue to participate in the earnings from its equity investments in DST, Southern Capital and Mexrail.
   (I) However, the Company expects to report equity losses from Grupo TFM during the initial period of its operation of Mexico's Northeast rail lines.(I)


LIQUIDITY AND CAPITAL RESOURCES

Summary cash flow data is as follows (in millions):

                                        Nine Months
                                     Ended September 30,
                                       1997      1996
Cash flows provided by (used for):
 Operating activities                 $150.2    $ 67.4
 Investing activities                 (339.1)   (150.1)
 Financing activities                  209.4      73.4
 Cash and equivalents:
   Net increase (decrease)              20.5      (9.3)
   At beginning of year                 22.9      31.8
   At end of period                   $ 43.4    $ 22.5


During the nine months ended September 30, 1997, the Company's cash position increased $20.5 million from December 31, 1996. This increase was caused primarily by positive operating cash flows, offset by cash used for property acquisitions and Company common stock repurchases.

Year to date 1997 operating cash flows increased $82.8 million compared to the same period in 1996. This increase was chiefly attributable to the 1996 payment of approximately $74 million in federal and state income taxes resulting from the taxable gains associated with the DST public stock offering completed in November 1995, offset partially by changes in other working capital components.

Investing expenditures for the nine months ended September 30, 1997 included the Company's approximate $297 million capital contribution to Grupo TFM and KCSR road property additions. Cash from investing activities was generated primarily from the sale of short-term investments by Janus and proceeds from the disposal of property.

Financing cash flows were generated through borrowings under credit lines in excess of repayments, essentially to fund the Grupo TFM capital contribution and the repurchase of approximately $47.1 million of Company common stock during 1997.

Cash flows from operations are expected to increase during the remainder of 1997 from positive operating income, which has historically resulted in favorable cash flows. (I) Investing activities will continue to use significant amounts of cash. Future roadway improvement projects are expected to be funded by KCSR operating cash flow.(I) Based on the completion of financing for Grupo TFM, significant additional contributions from the Company to Grupo TFM are not expected to be necessary. (I) However, as discussed earlier, there exists a possible capital call ($74 million) if certain Grupo TFM benchmarks are not met.


 (I) See the first paragraph of "Overview" section of Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, regarding forward-looking comments

As discussed in the Recent Developments section above, TMM and the Company could be required to purchase the Mexican Government's interest in TFM in proportion to each partner's respective ownership interest in Grupo TFM (without regard to the Mexican Government's interest in Grupo TFM). Also, the Mexican Government's interest in Grupo TFM may be called by TMM and the Company, exercisable at the original amount (in U.S. dollars) paid by the Government plus interest based on one-year U.S. Treasury securities.

In addition to operating cash flows, the Company has financing available through its various lines of credit (with a maximum borrowing amount of $560 million, of which $225 million was available at September 30, 1997). Because of certain financial covenants contained in the credit agreements, however, maximum utilization of the Company's available lines of credit may be restricted. The Company also has the ability to issue $500 million of securities under a Universal Shelf Registration Statement ("Registration Statement") filed in September 1993, as amended in April 1996. The Securities and Exchange Commission declared the Registration Statement effective on April 22, 1996; however, no securities have been issued.

The Company believes its operating cash flows and available financing resources are sufficient to fund working capital and other requirements for the remainder of 1997, as well as other potential business opportunities that the Company is currently pursuing. (I)

The Company's debt ratio (total debt as a percent of total debt plus equity) at September 30, 1997 was 54.0% compared to 47.4% at December 31, 1996. Company consolidated debt increased $296.4 million from December 31, 1996 (to $941.5 million at September 30, 1997), primarily as a result of borrowings to fund the Grupo TFM capital contribution and for the repurchase of common stock, together with the consolidation of Gateway Western indebtedness. Consolidated equity increased $84.9 million from December 31, 1996. This increase was primarily due to net income and a positive non-cash equity adjustment related to unrealized gains on "available for sale" securities held by affiliates, offset partially by common stock repurchases. The higher increase in debt, however, resulted in an increase in the debt ratio from December 31, 1996.

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

Subsequent to the Company's announcement to separate its Transportation and Financial Asset Management segments, both S&P and Moody's placed the Company on "watch" until the details of the form of the separation and the capital structure of each remaining entity are determined.











 (I) See the first paragraph of "Overview" section of Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, regarding forward-looking comments

PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

Part I, Item 1. Financial Statements, Note 12 to the Consolidated Condensed Financial Statements of this Form 10-Q is hereby incorporated herein by reference.


Item 6.   Exhibits and Reports on Form 8-K

a)     Exhibits

     Exhibit 3.1 - The Company's By-Laws, as amended and restated as of May 1, 1997, are attached to this Form 10-Q as Exhibit 3.1

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


     The Company filed a Current Report on Form 8-K dated September 19, 1997 reporting the announcement that the Company intended on separating its Transportation and Financial Asset Management businesses.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on November 4, 1997.


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