Form 10-K
period 1997-12-31
KANSAS CITY SOUTHERN INDUSTRIES INC
filed 1998-03-17
CIK 54480

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                      FORM 10-K
     (Mark One)
     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 (FEE REQUIRED)     For the fiscal year ended
          December 31, 1997

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

            Securities registered pursuant to Section 12 (b) of the Act:
                                                      Name of each exchange on
                 Title of each class                      which registered
     Preferred Stock, Par Value $25 Per                New York Stock Exchange
     Share, 4%, Noncumulative

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Company Stock.  The Company's common stock is listed on the New York Stock
     Exchange under the symbol "KSU."  As of March 9, 1998, 108,828,011 shares of common stock and 242,170 shares of voting preferred stock were outstanding.  On such date, the aggregate market value of the voting and non-voting common and preferred stock was $4,160,168,188 (amount computed
     based on closing prices of preferred and common stock on New York Stock
     Exchange).

     DOCUMENTS INCORPORATED BY REFERENCE:
     Portions of the following documents are incorporated herein by reference into Part of the Form 10-K as indicated:

     Document                                          Part of Form 10-K into
                                                         which incorporated

     Company's Definitive Proxy Statement for the 1998       Part III
     Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 1997

                        KANSAS CITY SOUTHERN INDUSTRIES, INC.
                             1997 FORM 10-K ANNUAL REPORT

                                  Table of Contents

                                                                  Page


                                       PART I

     Item 1.     Business.............................................  1
     Item 2.     Properties...........................................  4
     Item 3.     Legal Proceedings....................................  8
     Item 4.     Submission of Matters to a Vote of Security Holders..  8
                 Executive Officers of the Company...................   8


                                       PART II

     Item 5.     Market for the Company's Common Stock and
                   Related Stockholder Matters........................ 10
     Item 6.     Selected Financial Data.............................. 11
     Item 7.     Management's Discussion and Analysis of Financial
                   Condition and Results of Operations................ 13
     Item 7(a)   Quantitative and Qualitative Disclosures About
                   Market Risk........................................ 47
     Item 8.     Financial Statements and Supplementary Data.......... 48
     Item 9.     Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure................ 90


                                      PART III

     Item 10.    Directors and Executive Officers of the Company...... 91
     Item 11.    Executive Compensation............................... 91
     Item 12.    Security Ownership of Certain Beneficial Owners and
                   Management......................................... 91
     Item 13.    Certain Relationships and Related Transactions....... 91


                                       PART IV

     Item 14.    Exhibits, Financial Statement Schedules and Reports
                   on Form 8-K........................................ 92
                 Signatures........................................... 97






                                         ii






     <PAGE 1>
                                       Part I

     Item 1.   Business

     (a)  GENERAL DEVELOPMENT OF COMPANY BUSINESS

     The information set forth in response to Item 101 of Regulation S-K under
     Part II Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K is incorporated by reference in response to this Item 1.


     (b)  INDUSTRY SEGMENT FINANCIAL INFORMATION

     Kansas City Southern Industries, Inc. ("Company" or "KCSI") reports its financial information in two business segments: Financial Asset Management and Transportation. The primary entities comprising the Financial Asset Management segment are Janus Capital Corporation ("Janus") and Berger Associates, Inc. ("Berger"), and an equity interest in DST Systems, Inc.
     ("DST").   During third quarter 1997, the Company formed Kansas City
     Southern Lines, Inc. ("KCSL") as the holding company for Transportation segment subsidiaries and affiliates, including The Kansas City Southern Railway Company ("KCSR"), the primary Transportation operating subsidiary. In early 1998, the Company formed FAM Holdings, Inc. ("FAM HC") for the purpose of becoming a holding company for Financial Asset Management segment subsidiaries and affiliates. KCSL and FAM HC were organized to provide separate control, management and accountability for all transportation and financial asset management operations and businesses.

     The information set forth in response to Item 101 of Regulation S-K relative to financial information by industry segment for the three years ended December 31, 1997 under Part II Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K, and Item 8, Financial Statements and Supplementary Data, at Note 14-Industry Segments of this Form 10-K, is incorporated by reference in response to this Item 1.


     (c)  NARRATIVE DESCRIPTION OF THE BUSINESS

     The information set forth in response to Item 101 of Regulation S-K under
     Part II Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K is incorporated by reference in partial response to this Item 1.

     Transportation

     KCSL, through its principal subsidiaries, strategic alliances and marketing agreements, provides rail freight transportation along a contiguous rail network of approximately 10,000 miles that links markets in the United States and Mexico. KCSL's principal U.S. subsidiary, KCSR, which traces its origins to 1887, has until recent years operated a core network primarily connecting the Midwest with the Louisiana and Texas gulf coasts. During the mid-1990's, while KCSR's major U.S. rail competitors focused on consolidating their east/west systems in the United States, KCSR embarked on a strategy of expanding its core network in order to capitalize on growing north/south trade between the United States, Mexico and Canada created by the North
     American Free Trade Agreement ("NAFTA"). KCSL has aggressively pursued acquisitions, joint ventures and marketing agreements with other railroads, with the goal of creating the "NAFTA Railway." KCSL's rail network connects midwestern, eastern and Canadian shippers, including shippers in Chicago, Illinois and Kansas City, Missouri-the two largest rail centers in the United States-with the largest industrial centers of Mexico, including Mexico City and Monterrey. KCSL's railroad system is comprised of KCSR, the Gateway Western Railway Company ("Gateway


     <PAGE 2>

     Western") and strategic joint venture interests in Grupo Transportacion Ferroviaria Mexicana, S.A de C.V. (Grupo TFM) (formerly Transportacion Ferroviaria Mexicana, S. de R.L. de C.V.), which owns 80% of the common stock of TFM, S.A. de C.V. ("TFM," formerly Ferrocarril del Noreste, S.A. de C.V.), and the Texas Mexican Railway Company ("Tex-Mex"). In addition, KCSL has a marketing agreement with I&M Rail Link, LLC ("I&M Rail Link") which provides KCSL with access to customers in the upper midwest, as well as access to Chicago and Minneapolis, Minnesota.

     KCSL's transportation network connects with all major U.S. and Canadian railroads through gateways at Chicago and East St. Louis, Illinois; Kansas City, Missouri; Minneapolis, Minnesota; Meridian and Jackson, Mississippi; Shreveport and New Orleans, Louisiana; and Dallas and Laredo, Texas. KCSL provides shippers with an effective alternative to the congested "mega-carrier" railroads and connects northern and eastern-based railroads to the southwestern U.S. and Mexican markets through less congested interchange hubs. KCSL's network offers the shortest rail route between Kansas City and major port cities along the Gulf of Mexico in Louisiana, Mississippi and Texas.

     KCSR's east-west corridor, referred to as the "Meridian Speedway" from Meridian, Mississippi to Dallas, Texas, represents the fastest and most direct rail route linking many markets in the southwest and southeast regions of the United States, two regions of substantial economic vitality. This corridor also provides eastern shippers and other railroads with an efficient connection to Mexican markets.

     KCSL recently established a prominent position in the growing Mexican market through its strategic joint ventures in Grupo TFM and Tex-Mex, operated in partnership with Transportacion Maritima Mexicana, S.A. de C.V. ("TMM"), Mexico's largest maritime shipping company. TFM's route network provides the shortest connection to the major industrial and population areas of Mexico from midwestern and eastern points in the United States. TFM, which was privatized by the Mexican government in June 1997, passes through Mexican states comprising approximately 69% of Mexico's population and accounting for over 70% of Mexico's estimated 1996 gross domestic product. Tex-Mex connects with TFM at Laredo, the single largest rail freight transfer point between the United States and Mexico, and with KCSR at Beaumont, Texas, as well as with other U.S. Class I railroads.

     Financial Asset Management

     The Financial Asset Management segment, through FAM HC, includes Janus and Berger and a 41% interest in DST. Both Janus and Berger are investment advisors registered with the Securities and Exchange Commission ("SEC"). Janus serves as an investment advisor to Janus Investment Fund and Janus Aspen Series, other investment companies, institutional and individual private accounts, including pension, profit-sharing and other employee benefit plans, trusts, estates, charitable organizations, endowments, foundations, and others. Berger is also engaged in the business of providing financial asset management services and products, principally through sponsorship of a family of mutual funds. Both Janus and Berger are headquartered in Denver, Colorado.

     Janus derives its revenues and net income primarily from diversified advisory services provided to the Janus Funds and other financial services firms and private accounts. In order to perform its investment advisory functions, Janus conducts fundamental investment research and valuation analysis. Janus' approach tends to focus on companies that are experiencing or expected to experience above average growth relative to their peers or the economy, or that are realizing or expected to realize positive change due to new product development, new management, changing demographics or regulatory developments. This approach utilizes research provided by outside parties as well as in house research.

     Janus has three wholly-owned subsidiaries: Janus Service Corporation ("Janus Service"), Janus Distributors, Inc. ("Janus Distributors") and Janus Capital International, Ltd. ("Janus International").

     Janus Service provides full service administration and shareholder services to the Janus Funds and their shareholders as a registered transfer agent. To provide the high level of service needed to compete in the direct channel, Janus Service maintains a highly trained group of telephone representatives, and


     <PAGE 3>

     utilizes leading edge technology to provide immediate data to support call center and shareholder processing operations. This includes automated phone lines and an Internet web site which is integrated into the shareholder services system. These customer service related enhancements provide Janus Service with additional capacity to handle the high shareholder volume that can be experienced during market volatility.

     Janus Distributors serves as the distributor of the Janus Funds and is a registered broker-dealer. Janus International is an investment advisor registered with the SEC that performs analysis of foreign securities and executes trades in Europe.

     DST, included as an equity investment reported in the Financial Asset Management segment, is engaged in the business of designing and operating proprietary on-line shareholder servicing systems for the mutual fund, insurance, banking and real estate industries. DST operates throughout the United States, with its base of operations in the Midwest and through certain of its subsidiaries and affiliates, internationally in Canada, Europe, Africa and the Pacific Rim. DST has a single class of stock, its common stock, which is publicly traded on the New York Stock Exchange. Prior to November 1995, KCSI owned all of the stock of DST. In November 1995, a public offering reduced KCSI's ownership interest in DST to approximately 41%. KCSI reflects the earnings of DST as an equity investment in the consolidated financial statements.


     Employees. As of December 31, 1997, the approximate number of employees of KCSI and its majority owned subsidiaries was as follows:

          Transportation:
               KCSR                             2,570
               Gateway Western                    240
               Other                              120
                    Total                       2,930
          Financial Asset Management:
               Janus                            1,050
               Berger                              80
               Other                               20
                    Total                       1,150
               Total KCSI                       4,080

     <PAGE 4>

     Item 2.   Properties

     In the opinion of management, the various facilities, office space and other properties owned and/or leased by the Company (and its subsidiaries and affiliates) are adequate for existing operating needs.


     TRANSPORTATION (KCSL)

     KCSR
     KCSR owns and operates approximately 2,630 miles of main and branch lines, and approximately 1,106 miles of other tracks, in a nine state region, including Missouri, Kansas, Arkansas, Oklahoma, Mississippi, Alabama, Tennessee, Louisiana, and Texas. In addition, approximately 215 miles of main and branch lines and 85 miles of other tracks are operated by KCSR under trackage rights and leases.

     Kansas City Terminal Railway Company (of which KCSR is a partial owner), with other railroads, owns and operates approximately 80 miles of track, and operates an additional eight miles of track under trackage rights in greater Kansas City, Missouri. KCSR also leases for operating purposes certain short sections of trackage owned by various other railroad com-panies and jointly owns certain other facilities with such railroads.

     KCSR and the Union Pacific Railroad ("UP") have a haulage and trackage rights agreement, which gives KCSR access to Nebraska and Iowa, and additional routes in Kansas, Missouri and Texas. The haulage rights require the UP to move KCSR traffic in UP trains; the trackage rights allow KCSR to operate its trains over UP tracks.

     KCSR owns and operates repair shops, depots and office buildings along its right-of-way in support of its transportation operations. A major facility, Deramus Yard, is located in Shreveport, Louisiana and includes a general office building, locomotive repair shop, car repair shops, customer service center, material warehouses and fueling facilities totaling approximately 227,000 square feet. KCSR owns a 107,800 square foot major diesel locomotive repair facility in Pittsburg, Kansas. KCSR owns freight and truck maintenance buildings in Dallas, Texas totaling approximately 125,200 square feet. KCSR and KCSI executive offices are located in an eight story office building in Kansas City, Missouri and are leased from a subsidiary of the Company. Other facilities owned by KCSR include a 21,000 square foot car repair shop in Kansas City, Missouri and approxi-mately 15,000 square feet of office space in Baton Rouge, Louisiana.

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


     <PAGE 5>


     KCSR's fleet of rolling stock consisted of:
                                  1997           1996             1995
                            Leased   Owned  Leased   Owned   Leased   Owned

       Locomotives:
          Road Units           238     113     213     160      101     258
          Switch Units          52       -      52       -        -      52
          Other                  9       -      10       -        -       1
          Total                299     113     275     160      101     311

       Rolling Stock:
          Box Cars           7,168   2,027   6,366   1,558    5,664   2,190
          Gondolas             819      61     819      65      473     439
          Hopper Cars        2,680   1,198   2,588   1,213    2,119   1,857
          Flat Cars (Intermodal
            and Other)       1,249     554   1,249     551    1,128     611
          Tank Cars             35      59      40      60       20      61
          Other Freight Cars   547     123     554     164      690     168

          Total             12,498   4,022  11,616   3,611   10,094   5,326

     At December 31, 1997, KCSR's fleet of locomotives and rolling stock consisted of 412 diesel locomotives, of which 113 are owned and 299 are leased from affiliates, and 16,520 freight cars, of which 4,022 are owned, 3,124 are leased from affiliates and 9,374 are leased from non-affiliates. A significant portion of the locomotives and rolling stock which are indicated as leased from affiliates include equipment leased through Southern Capital Corporation, LLC ("Southern Capital") is a joint venture with GATX Capital Corporation, which was formed in October 1996.

     Some of this owned equipment is subject to liens created under conditional sales agreements, equipment trust certificates and leases in connection with the original purchase or lease of such equipment. KCSR indebtedness with respect to equipment trust certificates, conditional sales agreements and capital leases totaled approximately $88.9 million at December 31, 1997.


     Certain KCSR property statistics follow:
                                                 1997       1996       1995

      Route miles - main and branch line        2,845      2,954      2,931
      Total track miles                         4,036      4,147      4,131
      Miles of welded rail in service           2,030      1,981      1,938
      Main Line Welded Rail (% of total)           63%        58%        59%
      Cross ties replaced                     332,440    438,170    341,761

      Average Age (in years):
      Wood ties in service                       15.1       15.5       15.3
      Rail in main and branch line               26.0       27.0       26.7
      Road locomotives                           22.1       21.9       20.8
      All locomotives                            22.8       22.5       21.4

     <PAGE 6>


     Maintenance expenses for Way and Structure and Equipment (pursuant to regulatory accounting rules, which include depreciation) for the three years ended December 31, 1997 and as a percent of KCSR revenues are as follows (dollars in millions):
                                     KCSR Maintenance
                       Way and Structure              Equipment
                                Percent of                 Percent of
                       Amount    Revenue          Amount    Revenue
     1997*             $122.2     23.6%           $112.3     21.7%
     1996                92.6     18.8              99.8     20.3
     1995                88.0     17.5             108.8     21.7

     *Way and structure expenses include $33.5 million related to asset impairments. See "Results of Operations" for further discussion.

     Gateway Western
     Gateway Western operates a 402 mile rail line extending from Kansas City, Missouri to East St. Louis and Springfield, Illinois. Additionally, Gateway Western has restricted haulage rights extending to Chicago, Illinois from the Southern Pacific Rail Corporation. Gateway Western connects with various eastern rail carriers at East St. Louis. The Surface Transportation Board approved the Company's acquisition of Gateway Western in May 1997.

     Certain Gateway Western property statistics follow:
                                                     1997     1996    1995
      Route miles - main and branch line              402      402     402
      Total track miles                               564      564     564
      Miles of welded rail in service                 109      109     107
      Main Line Welded Rail (% of total)               39%      39%     38%

     Mexrail
     Mexrail, Inc., a 49% owned KCSI affiliate, owns 100% of The Texas Mexican Railway Company ("Tex-Mex") and certain other assets, including the northern U.S. half of a rail traffic bridge at Laredo, Texas spanning the Rio Grande river. Grupo TFM, discussed below, operates the southern half of the bridge. This bridge is a significant entry point for rail traffic between Mexico and the U.S. The Tex-Mex operates a 157 mile rail line extending from Corpus Christi to Laredo, Texas, and also has trackage rights (from Union Pacific Railroad) totaling approximately 360 miles between Corpus Christi and Beaumont, Texas.

     Certain Tex-Mex property statistics follow:
                                                     1997     1996    1995
      Route miles - main and branch line              157      157     157
      Total track miles                               521      521     238
      Miles of welded rail in service                   5        5       -
      Main Line Welded Rail (% of total)                3%       3%      -
      Locomotives (average years)                      25       24      23

     Grupo TFM
     Grupo TFM (formerly Transportacion Ferroviaria Mexicana, S. de R.L. de C.V.) owns 80% of the common stock of TFM, S.A. de C.V. ("TFM," formerly Ferrocarril del Noreste, S.A. de C.V.). TFM holds the concession to operate Mexico's "Northeast Rail Lines" for 50 years, with the option of a 50 year extension (subject to certain conditions). TFM operates approximately 2,661 miles of main line and an additional 838 miles of sidings and spur tracks, and main line under trackage rights. Approximately 80% of TFM's main line consists of welded rail. TFM has the exclusive right to operate the rail, but does not own the land, roadway or associated structures. However, certain rail equipment, including approximately 371

     <PAGE 7>

     locomotives and 10,665 freight cars, is owned by TFM. In addition to the railway, Grupo TFM (through TFM) also has office space at which various operational, accounting, managerial and other activities are performed. The primary facilities are located in Mexico City and Monterrey, Mexico. Grupo TFM was a 37% owned KCSI affiliate at December 31, 1997. See additional information in Part II Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K.

     Other Transportation
     Southern Group, Inc. leases approximately 4,150 square feet of office space in downtown Kansas City, Missouri from an affiliate of DST.

     The Company is an 80% owner of Wyandotte Garage Corporation, which owns a parking facility in downtown Kansas City, Missouri. The facility is located adjacent to the Company's and KCSR's executive offices, and consists of 1,147 parking spaces which are utilized by the employees of the Company and its affiliates, as well as the public.

     Trans-Serve, Inc. operates a railroad wood tie treating plant in Vivian, Louisiana under an industrial revenue bond lease arrangement with an option to purchase. This facility includes buildings totaling approxi-mately 12,000 square feet.

     Pabtex, Inc. ("Pabtex") owns a 70 acre coal and petroleum coke bulk handling facility in Port Arthur, Texas.

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


     FINANCIAL ASSET MANAGEMENT

     Janus
     Janus leases from non-affiliates 327,000 square feet of office space in three facilities for administrative, marketing, investment, and shareowner processing operations, and approximately 33,500 square feet for mail processing and storage requirements. These corporate offices and mail processing facilities are located in Denver, Colorado. Janus also leases 5,500 square feet for a customer service and telephone center in Kansas City, Missouri and 1,400 square feet of office space in London, England for securities research and trading.

     Berger
     Berger leases from a non-affiliate approximately 29,800 square feet of office space in Denver, Colorado for its administrative and corporate functions.

     <PAGE 8>

     DST
     DST, an approximate 41% owned unconsolidated affiliate, owns a Data Center located in Kansas City, Missouri, commonly known as its Winchester Data Center. DST's shareholder operations, systems development and other support functions are located in downtown Kansas City. In addition, DST subsidiaries own or lease facilities in Kansas City and various other locations throughout the United States. DST also leases international properties.

     DST owns or leases mainframe computers and significant amounts of auxiliary computer support equipment (such as disk and tape drives, CRT terminals, etc.), all of which are necessary for its computer and communications operations.


     Item 3.      Legal Proceedings

     The information set forth in response to Item 103 of Regulation S-K under
     Part II Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Other - Litigation and Environmental Matters of this Form 10-K is incorporated by reference in response to this
     Item 3. In addition, see discussion in Part II Item 8, Financial Statements and Supplementary Data, at Note 12, Commitments and Contingencies of this Form 10-K.


     Item 4.      Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the three month period ended December 31, 1997.

     Executive Officers of the Company

     Pursuant to General Instruction G(3) of Form 10-K and instruction 3 to paragraph (b) of Item 401 of Regulation S-K, the following list is included as an unnumbered Item in Part I of this Form 10-K in lieu of being included in KCSI's Definitive Proxy Statement which will be filed no later than 120 days after December 31, 1997. All executive officers are elected annually and serve at the discretion of the Board of Directors. Certain of the executive officers have employment agreements with the Company.

     Name                   Age      Position(s)
     L.H. Rowland            60       Chairman, President and
                                        Chief Executive Officer of the Company
     M.R. Haverty            52       Executive Vice President, Director
     T.H. Bailey             60       Chairman, President and
                                        Chief Executive Officer of
                                        Janus Capital Corporation
     P.S. Brown              61       Vice President, Associate General
                                        Counsel and Assistant Secretary
     R.P. Bruening           58       Vice President, General Counsel and
                                        Corporate Secretary
     D.R. Carpenter          51       Vice President - Finance
     W.K. Erdman             39       Vice President - Corporate Affairs
     A.P. McCarthy           51       Vice President and Treasurer
     J.D. Monello            53       Vice President and Chief Financial
                                        Officer
     L.G. Van Horn           39       Vice President and Comptroller

     <PAGE 9>

     The information set forth in the Company's Definitive Proxy Statement in Proposal 1 "Election of Directors" with respect to Mr. Rowland and in the description of the Board of Directors with respect to Mr. Haverty is incorporated herein by reference.

     Mr. Bailey has continuously served as Chairman, President and Chief Executive Officer of Janus Capital Corporation since 1978.

     Mr. Brown has continuously served as Vice President, Associate General Counsel and Assistant Secretary since July 1992. From 1981 to July 1992, he served as Vice President - Governmental Affairs.

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

     Mr. Erdman has continuously served as Vice President - Corporate Affairs since April 1997. From January 1997 to April 1997 he served as Director - Corporate Affairs. From 1987 to January 1997 he served as Chief of Staff for United States Senator from Missouri, Christopher ("Kit") Bond.

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

     <PAGE 10>

                                       Part II

     Item 5.      Market for the Company's Common Stock and Related Stockholder
                  Matters

     The information set forth in response to Item 201 of Regulation S-K on the cover (page i) under the heading "Company Stock," and in Part II Item 8, Financial Statements and Supplementary Data, at Note 15, Quarterly Financial Data (Unaudited) of this Form 10-K is incorporated by reference in partial response to this Item 5.

     The Company's Board of Directors ("Board") authorized a 20% increase in its common stock dividend in July 1997. The payment and amount of dividends will be reviewed periodically and adjustments considered that are consistent with growth in real earnings and prevailing business conditions. Also in July 1997, the Board authorized a 3-for-1 split in the Company's common stock. Unrestricted retained earnings of the Company at December 31, 1997 were $204.7 million.

     At March 9, 1998, there were 6,239 holders of the Company's common stock based upon an accumulation of the registered stockholder listing.

     Recent Sales of Unregistered Securities
     On December 11, 1997 the Company issued 330,000 shares of its Common Stock under an exchange agreement dated as of December 3, 1997 by and among the Company and Louis P. Bansbach, III, the Louis P. Bansbach, IV, Trust 1, and the Brooke Allison Bansbach, Trust 1 (collectively, the "Bansbachs"). The Company issued the shares of Common Stock to the Bansbachs in exchange for all the shares of stock of Berger held by the Bansbachs, consisting of an aggregate of 7,673 shares of Berger non-voting common stock and 7,673 shares of Berger voting common stock. The Company relied upon an exemption from registration under Section 4(2) of the Securities Act based on, among other things (i) the fact that the offering was extended to only three offerees who are related to each other and (ii) representations by the Bansbachs as to their net worth, sophistication and experience with evaluating, managing and holding investments and as to their intent to hold the securities for investment. In addition, prior to the exchange of shares, the Company made available to the Bansbachs, among other information, the most recent public filings of the Company under the Exchange Act.

     <PAGE 11>


     Item 6.      Selected Financial Data
     (in millions, except per share and ratio data)

     The selected financial data below should be read in conjunction with the consolidated financial statements and the related notes thereto, and the
     Report of Independent Accountants thereon, included under Item 8 of this
     Form 10-K, and such data is qualified by reference thereto.
                         1997 (i)  1996 (ii)  1995 (iii)    1994        1993
     Revenues            $1,058.3   $  847.3   $  775.2   $1,088.4   $  946.0

     Income (loss) from continuing
       operations        $  (14.1)  $  150.9   $  236.7   $  104.9   $   97.0

     Income (loss) from continuing
       operations per common share:
      Basic              $  (0.13)  $   1.33   $   1.86   $   0.80   $   0.77
      Diluted            $  (0.13)  $   1.31   $   1.80   $   0.77   $   0.72

     Total assets        $2,434.2   $2,084.1   $2,039.6   $2,230.8   $1,917.0

     Long-term
       obligations       $  805.9   $  637.5   $  633.8   $  928.8   $  776.2

     Cash dividends per
       common share      $    .15   $    .13   $    .10   $    .10   $    .10

     Ratio of earnings to
       fixed charges         1.57 (iv)  3.30       6.14 (v)   3.28       3.68


     (i) Includes $196.4 million ($158.1 million after-tax, or $1.47 per basic and diluted share) of restructuring, asset impairment and other charges recorded by the Company during fourth quarter 1997. The charges reflect: a $91.3 million impairment of goodwill associated with KCSR's acquisition of MidSouth Corporation in 1993; $38.5 million of long-lived assets held for disposal; $9.2 million of impaired long-lived assets; approximately $27.1 million in reserves related to termination of a union productivity fund and employee separations; a $12.7 million impairment of goodwill associated with the Company's investment in Berger; and $17.6 million of other reserves for leases, contracts and other reorganization costs.
          See Notes 1 and 3 to the consolidated financial statements in this Form 10-K.

    (ii)  Includes a one time after-tax gain of $47.7 million
          (or $0.42 per basic share, $0.41 per diluted share), representing the Company's proportionate share of the one-time gain recognized by DST in connection with the merger of The Continuum Company, Inc., formerly a DST unconsolidated equity affiliate, with Computer Sciences Corporation in a tax-free share exchange (see Note 2 to the consolidated financial statements in this Form 10-K).

   (iii) Reflects DST as an unconsolidated affiliate as of January 1, 1995 due to the DST public offering and associated transactions completed in November 1995, which reduced the Company's ownership of DST to approximately 41% and resulted in deconsolidation of DST from the Company's consolidated financial statements. The public offering and associated transactions resulted in a $144.6 million after-tax gain - $1.14 per basic share, $1.10 per diluted share - to the Company (see Note 2 to the consolidated financial statements included in this Form 10-K).

    (iv) Financial information from which the ratio of earnings to fixed charges was computed for the year ended December 31, 1997 includes the restructuring, asset impairment and other charges discussed in
          (i) above. If the ratio was computed to exclude these charges, the 1997 ratio of earnings to fixed charges would have been 3.47.

     (v) Financial information from which the ratio of earnings to fixed charges was computed for the year ended December 31, 1995 reflects DST as a majority owned unconsolidated subsidiary through October 31, 1995, and an unconsolidated 41% owned affiliate thereafter, in accordance with applicable U.S. Securities and Exchange Commission rules and regulations. If the ratio was computed to exclude the one-time pretax gain of $296.3 million associated with the November 1995 public offering and associated transactions, the 1995 ratio of earnings to fixed charges would have been 3.04.



     <PAGE 12>

     All years reflect the 3-for-1 common stock split to shareholders of record on August 25, 1997, paid September 16, 1997.

     All years reflect the reclassification of certain income/expense items from "Revenues" and "Costs and Expenses" to a separate "Other, net" line item in the Consolidated Statements of Operations.

     The information set forth in response to Item 301 of Regulation S-K under
     Part II Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K is incorporated by reference in partial response to this Item 6.



     <PAGE 13>

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     OVERVIEW
     The discussion set forth below, as well as other portions of this Form 10-K, contains comments not based upon historical fact. Such forward-looking comments are based upon information currently available to management and management's perception thereof as of the date of this Form 10-K. Readers can identify these forward-looking comments by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. The actual results of operations of Kansas City Southern Industries, Inc. ("KCSI" or "Company") could materially differ from those indicated in forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the Company's Current Report on Form 8-K dated November 12, 1996 and its Amendment, Form 8-K/A dated June 3, 1997, which have been filed with the U.S. Securities and Exchange Commission (Files No. 1-4717) and are hereby incorporated by reference herein. Readers are strongly encouraged to consider these factors when evaluating any such forward-looking comments.

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

     KCSI, a Delaware corporation organized in 1962, is a diversified holding company with principal operations in rail transportation, through its subsidiaries, Kansas City Southern Lines, Inc. ("KCSL"), The Kansas City Southern Railway Company ("KCSR"), Gateway Western Railway Company ("Gateway Western") and various equity investments, and Financial Asset Management, through its subsidiaries Janus Capital Corporation ("Janus") and Berger Associates, Inc. ("Berger"), and KCSI's equity investment in DST Systems, Inc. ("DST"). The Company supplies its various subsidiaries with managerial, legal, tax, financial and accounting services, in addition to managing other "non-operating" and more passive investments.

     Effective January 1, 1997, the Company realigned its industry segments to more clearly reflect the Company's core businesses. The various components which formerly comprised the Corporate & Other segment were assigned to either the Transportation or Financial Asset Management segment.

     During third quarter 1997, the Company formed Kansas City Southern Lines, Inc. ("KCSL") as a holding company for KCSR and all other transportation-related subsidiaries and affiliates. KCSL was organized to provide separate control, management and accountability for all transportation operations and businesses. Additionally, on January 23, 1998, the Company formed FAM Holdings, Inc. ("FAMHC") for the purpose of becoming a holding company for Janus, Berger, the approximate 41% equity interest in DST and all other financial asset management related subsidiaries and affiliates. Similar to KCSL, FAMHC was organized to provide separate control, management and accountability for all financial asset management opera-tions and businesses.

     The Company's business activities by industry segment and principal subsidiary companies are:

     Transportation. The Transportation segment (i.e., KCSL) consists of all transportation-related subsidiaries and investments, including:

     *KCSR, a wholly-owned subsidiary of the Company, operating a Class I
      Common Carrier railroad system;

     <PAGE 14>

     *Gateway Western, a wholly-owned subsidiary of KCS Transportation Company
      ("KCSTC," a wholly-owned subsidiary of the Company), operating a regional railroad system;
     *Southern Group, Inc. ("SGI"), a wholly-owned subsidiary of KCSR, owning
      100% of Carland, Inc. and managing the loan portfolio for Southern Capital Corporation, LLC ("Southern Capital," a 50% owned joint venture);
     *Equity investments in Southern Capital, Grupo Transportacion Ferroviaria
      Mexicana, S.A. de C.V. ("Grupo TFM" - formerly Transportacion Ferroviaria Mexicana, S. de R.L. de C.V. ), a 37% owned affiliate, and Mexrail, Inc. ("Mexrail") a 49% owned affiliate along with its wholly owned subsidiary, The Texas Mexican Railway Company ("Tex-Mex");
     *Various other consolidated subsidiaries;
     *KCSL Holding Company amounts.

     Financial Asset Management. This segment (i.e. FAMHC) consists of all subsidiaries engaged in the management of investments for mutual funds, private and other accounts, as well as any Financial Asset Management-related investments. Included are:

     *Janus, an 83% owned subsidiary;
     *Berger, a wholly-owned subsidiary;
     *DST, an approximate 41% owned equity investment;
     *KCSI Holding Company amounts.

     As discussed below, the Company and DST completed a public offering of DST common stock and associated transactions in November 1995, which reduced the Company's ownership of DST to approximately 41%. Accordingly, the Company's investment in DST was accounted for under the equity method for the year ended December 31, 1995 retroactive to January 1, 1995.

     All per share information included in this Item 7 is presented on a diluted basis, unless specifically identified otherwise.


     RECENT DEVELOPMENTS
     Planned Separation of Company Business Segments. In September 1997, the Company announced the planned separation of its Transportation and Financial Asset Management segments. Initially, the Company contemplated an initial public offering of its Transportation segment (KCSL). On February 3, 1998, however, the Company announced its intention to pursue a spin-off of its Financial Asset Management businesses. The spin-off would be subject to obtaining a favorable tax ruling from the Internal Revenue Service ("IRS") and other key factors. A tax ruling request was filed with the IRS on February 27, 1998.

     The Company expects to complete the spin-off by third quarter 1998, subject to receipt of a favorable tax ruling. A public offering of KCSI stock (i.e., the Transportation businesses) in some form is anticipated to occur subsequent to the spin-off.

     Panama Railroad Concession. The Government of Panama has granted a concession to the Panama Canal Railway Company ("PCRC"), a joint venture of KCSI and Mi-Jack Products, Inc., to operate a railroad between Panama City and Colon. Upon completion of certain infrastructure improvements, the PCRC will operate an approximate 47-mile railroad running parallel to the Panama Canal and connecting the Atlantic and Pacific Oceans. The PCRC has committed to making at least $30 million in capital improvements and investments in Panama over the next five year period. The Company expects its contribution related to the PCRC project to be less than $10 million. PCRC is in the process of evaluating the overall needs and requirements of the project and alternative financing opportunities.

     <PAGE 15>

     RESULTS OF OPERATIONS

     Consolidated operating results from 1995 to 1997 were affected by the following significant developments.

     Restructuring, Asset Impairment and Other Charges. In connection with the Company's review of its accounts in accordance with its established accounting policies, as well as a change in the Company's methodology for evaluating the recoverability of goodwill (as set forth in Note 1 to the consolidated financial statements), $196.4 million of restructuring, asset impairment and other charges were recorded during fourth quarter 1997. After consideration of related tax effects, these charges reduced consolidated earnings by $158.1 million, or $1.47 per share. The charges include:

     * A $91.3 million impairment of goodwill associated with KCSR's acquisition of MidSouth Corporation ("MidSouth") in 1993. In response to the changing competitive and business environment in the rail industry, the Company revised its accounting methodology for evaluating the recoverability of intangibles from a business unit approach to analyzing each of the Company's significant investment components.
       Based on this analysis, the remaining purchase price in excess of fair value of the MidSouth assets acquired was not recoverable.
     * A $38.5 million charge representing long-lived assets held for disposal. Certain branch lines on the MidSouth route and certain non-operating real estate have been designated for sale, and efforts have been initiated by management to procure bids.
     * Approximately $27.1 million in reserves related to termination of a union productivity fund and employee separations. The union productivity fund was established in connection with prior collective bargaining agreements and required KCSR to pay employees when reduced crew levels were used.
     * A $12.7 million impairment of goodwill associated with the Company's investment in Berger. In connection with the Company's review of the carrying value of its various assets, management determined that a portion of the intangibles recorded in connection with the Berger investment were not recoverable, primarily due to below-peer performance and growth of the core Berger funds.
     * A $9.2 million impairment of assets at Pabtex (a subsidiary of the Company) as a result of continued operating losses and a decline in its customer base.
     * Approximately $17.6 million of other reserves for leases, contracts, impaired investments and other reorganization costs. Based on the Company's review of its assets and liabilities, certain charges were recorded to reflect recoverability and/or obligation as of December 31, 1997.

     Operating Difficulties of the Union Pacific Railroad. As has been reported in the press, the Union Pacific Railroad ("UP") has experienced recent difficulties with its railroad operations, reportedly linked to its recent acquisition of the Southern Pacific Railroad. UP is one of KCSR's largest interchange partners. The UP's difficulties have resulted in overall traffic congestion of the U.S. railroad system and have impacted KCSR's ability to interchange traffic with UP, both for domestic and international traffic (i.e., to and from Mexico). This system congestion has resulted in certain equipment shortages due to KCSR's rolling stock being retained within the UP system for unusually extended periods of time, for which UP remits car hire amounts. KCSR agreed to accept certain UP trains in diverted traffic to assist in the easing of the UP's system congestion, resulting in revenues of approximately $3.9 million during 1997, which largely offset traffic lost due to congestion on UP's line.

     The Surface Transportation Board ("STB") issued an emergency service order on October 31, 1997, addressing the deteriorating quality of rail service in the Western United States. Key measures in the STB order included granting the Tex-Mex access to Houston shippers, access to trackage rights over the more direct Algoa Route south of Houston, and a connection with the Burlington Northern Santa Fe Railroad at Flatonia, Texas. The order took effect on November 5, 1997 and extended for 30 days initially. The STB extended this order through August 2, 1998.

     <PAGE 16>

     As a result of this emergency service order, Tex-Mex revenues increased during fourth quarter 1997. However, expenses associated with accommodating the increase in traffic and congestion related problems of the UP system substantially offset this revenue increase.

     Grupo TFM. As disclosed previously, Grupo TFM, a joint venture of the Company and Transportacion Maritima Mexicana, S.A. de C.V. ("TMM"), was awarded the right to purchase 80% of the common stock of TFM, S.A. de C.V. ("TFM," formerly Ferrocarril del Noreste, S.A. de C.V.) for approximately
     11.072 billion Mexican pesos (approximately $1.4 billion U.S. based on the U.S. dollar/Mexican peso exchange rate on December 5, 1996). TFM holds the concession to operate over Mexico's Northeast Rail Lines for 50 years, with the option of a 50 year extension (subject to certain conditions).

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

     On January 31, 1997, Grupo TFM paid the first installment of the purchase price (approximately $565 million U.S. based on the U.S. dollar/Mexican peso exchange rate) to the Government, representing approximately 40% of the purchase price. This initial installment of the TFM purchase price was funded by Grupo TFM through capital contributions from TMM and the Company. The Company contributed approximately $298 million to Grupo TFM, of which approximately $277 million was used by Grupo TFM as part of the initial installment payment. The Company financed this contribution using borrowings under existing lines of credit.

     On June 23, 1997, Grupo TFM completed the purchase of 80% of TFM through the payment of the remaining $835 million U.S. to the Government. This payment was funded by Grupo TFM using a significant portion of the funds obtained from: (i) senior secured term credit facilities ($325 million U.S.); (ii) senior notes and senior discount debentures ($400 million U.S.); (iii) proceeds from the sale of 24.5% of Grupo TFM to the Government (approximately $199 million U.S. based on the U.S. dollar/Mexican peso exchange rate on June 23, 1997); and (iv) additional capital contributions from TMM and the Company (approximately $1.4 million from each partner). Additionally, Grupo TFM entered into a $150 million revolving credit facility for general working capital purposes. The Government's interest in Grupo TFM is in the form of limited voting right shares, and the purchase agreement includes a call option for TMM and the Company, which is exercisable at the original amount
     (in U.S. dollars) paid by the Government plus interest based on one-year U.S. Treasury securities.

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

     Concurrent with the financing transactions, Grupo TFM, TMM and the Company entered into a Capital Contribution Agreement ("Contribution Agreement") with TFM, which includes a possible capital call of $150 million from TMM and the Company if certain performance benchmarks, outlined in the agreement, are not met. The Company would be responsible for approximately $74 million of the capital call. The

     <PAGE 17>

     term of the Contribution Agreement is three years. In a related agreement between Grupo TFM, TFM and the Government, among others, the Government has agreed to contribute up to $37.5 million of equity capital to Grupo TFM if TMM and the Company are required to contribute under the capital call provisions of the Contribution Agreement prior to July 16, 1998. In the event the Government has not made any contributions by such date, the Government has committed up to July 31, 1999 to make additional capital contributions to Grupo TFM (of up to an aggregate amount of $37.5 million) on a proportionate basis with TMM and the Company if capital contributions are required. Any capital contributions to Grupo TFM from the Government would be used to reduce the contribution amounts required to be paid by TMM and the Company pursuant to the Contribution Agreement. As of December 31, 1997 no additional contributions from the Company have been requested or made.

     At December 31, 1997, the Company's investment in Grupo TFM was approximately $288 million. With the sale of 24.5% of Grupo TFM to the Government, the Company's interest in Grupo TFM declined from 49% to approximately 37% (with TMM and a TMM affiliate owning the remaining 38.5%). The Company accounts for its investment in Grupo TFM under the equity method.

     I&M Rail Link. During 1997, KCSR entered into a marketing agreement with I&M Rail Link, LLC, which provides KCSR with access to customers (primarily new grain origins) in the upper Midwest, as well as Chicago and Minneapolis. This agreement is similar to a haulage rights agreement, but without the restrictions on traffic. The Company believes this agreement provides KCSR with the ability to increase its traffic, particularly with respect to agricultural and mineral products.

     Berger Ownership Interest. As a result of certain transactions during 1997, the Company increased its ownership in Berger to 100%. In January and December 1997, Berger purchased, for treasury, the common stock of minority shareholders. Also in December 1997, the Company acquired additional Berger shares from a minority shareholder through the issuance of KCSI common stock. These transactions resulted in approximately $17.8 million of intangibles, which will be amortized over their estimated economic life of 15 years. However, see discussion of impairment of certain of these intangibles in "Restructuring, Asset Impairment and Other Charges" heading above.

     In connection with the Company's acquisition of a controlling interest of Berger in 1994 under a Stock Purchase Agreement ("Agreement"), the
     Company may be required to make additional purchase price payments up to approximately $62.4 million (of which $39.7 million remains unpaid), contingent upon Berger attaining certain levels (up to $10 billion) of assets under management, as defined in the Agreement, over a five year period. In 1997, 1996 and 1995, additional payments were made totaling $3.1, $23.9 and $3.1 million, respectively, resulting in adjustment to the purchase price. The intangible amounts are being amortized over their estimated economic life of 15 years.

     Stock Split and 20% Increase in Quarterly Common Stock Dividend. On July 29, 1997, the Company's Board of Directors ("Board") authorized a 3-for-1 split in the Company's common stock effected in the form of a stock dividend. The Board also voted to increase the quarterly dividend 20% to $0.04 per share (post-split). Both dividends were paid on September 16, 1997 to stockholders of record as of August 25, 1997. Amounts reported in this Form 10-K have been restated to reflect the stock split.

     Common Stock Repurchases. The Company's Board has authorized management to repurchase a total of 33 million shares of KCSI common stock under two programs - the 1995 program for 24 million shares and the 1996 program for nine million shares. During 1997, the Company purchased approximately 2.9 million shares (post-split) at an aggregate cost of approximately $50 million. With these transactions, the Company has repurchased approximately 27.6 million shares of its common shares, completing the 1995 program and part of the 1996 program. In connection with these programs, the Company entered into a forward stock purchase contract in 1995 for the repurchase of shares, which was completed during 1997. See discussion in "Financial Instruments and Purchase Commitments" below.

     <PAGE 18>

     Gateway Western. KCSTC acquired beneficial ownership of the outstanding stock of Gateway Western in December 1996. The stock acquired by KCSTC was held in an independent voting trust until the Company received approval from the STB on the Company's proposed acquisition of Gateway Western. The STB issued its approval of the transaction effective May 5, 1997. The consideration paid for Gateway Western (including various acquisition costs and liabilities) was approximately $12.2 million, which exceeded the fair value of the underlying net assets by approximately $12.1 million. The resulting intangible is being amortized over a period of 40 years.

     Because the Gateway Western stock was held in trust during first quarter 1997, the Company accounted for Gateway Western under the equity method as a wholly-owned unconsolidated subsidiary. Upon STB approval of the acquisition, the Company consolidated Gateway Western in the Transporta-tion segment. Additionally, the Company restated first quarter 1997 to include Gateway Western as a consolidated subsidiary as of January 1, 1997, and results of operations for the year ended December 31, 1997 reflect this restatement.

     Under a prior agreement with The Atchison, Topeka & Santa Fe Railway Company, Burlington Northern Santa Fe Corporation has the option of purchasing the assets of Gateway Western (based on a fixed formula in the agreement) through the year 2004.

     Southern Capital Joint Venture. In October 1996, the Company and GATX Capital Corporation ("GATX") completed the formation and financing of a joint venture to perform certain leasing and financing activities. The venture, Southern Capital, was formed through a GATX contribution of $25 million in cash, and a Company contribution (through its subsidiaries KCSR and Carland) of $25 million in net assets, comprising a negotiated fair value of locomotives and rolling stock and long-term indebtedness owed to KCSI and its subsidiaries. In an associated transaction, Southern Leasing Corporation (an indirect wholly-owned subsidiary of the Company prior to dissolution in October 1996), sold to Southern Capital approximately $75 million of loan portfolio assets and rail equipment.

     As a result of these transactions and subsequent repayment by Southern Capital of indebtedness owed to KCSI and its subsidiaries, the Company received cash which exceeded the net book value of its assets by approximately $44.1 million. Concurrent with the formation of the joint venture, KCSR entered into operating leases with Southern Capital for the majority of the rail equipment acquired by or contributed to Southern Capital. Accordingly, this excess fair value over book value is being recognized over the terms of the leases (approximately $4.9 million in 1997).

     The cash received by the Company was used to reduce outstanding indebtedness by approximately $217 million, after consideration of applicable income taxes, through repayments on various lines of credit and subsidiary indebtedness. The Company reports its 50% ownership interest in Southern Capital under the equity method of accounting.

     1997 net income was positively impacted as a result of the Southern Capital transaction. Reduced depreciation and interest expense, together with equity earnings from Southern Capital, more than offset the increase
     in fixed lease expense.   Note that the reduced depreciation in 1997
     resulting from this transaction was substantially offset by depreciation associated with capital expenditures during 1996 and 1997.

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

     <PAGE 19>

     As a result of the transaction, the Company's 1996 earnings include approximately $47.7 million (after-tax), or $0.41 per share, representing the Company's proportionate share of the one-time gain recognized by DST in connection with the merger. Continuum ceased to be an equity affiliate of DST, thereby eliminating any future Continuum equity affiliate earnings or losses. DST recognized equity losses in Continuum of $4.9 million for the first six months of 1996 and $1.1 million for the year ended December 31, 1995.

     Railroad Industry Trends and Competition. During the period from 1995 to 1997, the railroad industry has experienced ongoing consolidation. Specifically, Burlington Northern, Inc. and Santa Fe Pacific Corporation ("BN/SF") merged in 1995, as did the UP and the Chicago and North Western Transportation Company ("UP/CNW"). In 1996, the UP merged with SP ("UP/SP"). In 1997, CSX Corporation and Norfolk Southern Corporation completed negotiations to purchase parts of Conrail, Inc., and the STB is currently reviewing the proposed transaction. Finally, in February 1998, the Canadian National Railway announced its intention to acquire the Illinois Central Corporation.

     As these transactions are not completed or have only recently been completed, the Company cannot predict their ultimate outcome or effect on KCSR. However, the Company believes that KCSR revenues have been and may be negatively affected by increased competition from these consolidations as a result of diversions of rail traffic away from KCSR lines.

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

     In response to the changing competitive and business environment in the rail industry, the Company revised its accounting methodology for evaluating the recoverability of intangibles from a business unit approach to analyzing each of the Company's significant investment components. Based on this analysis, $91.3 million of the remaining purchase price in excess of fair value of the MidSouth Corporation assets acquired was not recoverable.

     See "Union Labor Negotiations" below for a discussion of the impact of labor issues and regulations on competition in the transportation industry.

     Berger Joint Venture. During 1996, Berger entered into a joint venture agreement with Bank of Ireland Asset Management (U.S.) Limited, a subsidiary of Bank of Ireland, to develop and market a series of international and global mutual funds. The new venture, named BBOI Worldwide LLC ("BBOI"), is headquartered in Denver, Colorado. Regulatory approvals were received in October 1996, and the first no-load mutual fund product - the Berger/BIAM International Fund ("BIAM Fund") - was introduced in fourth quarter 1996. Assets under management for the BIAM Fund totaled $161 million at December 31, 1997. Berger accounts for its 50% investment in BBOI under the equity method.

     Union Labor Negotiations. Approximately 85% of KCSR's and Gateway Western's combined employees are covered under various collective bargaining agreements. In 1996, with the exception of employees of the former MidSouth, the Company effectively settled labor contract disputes with all major railroad unions, including the United Transportation Union, the Brotherhood of Locomotive Engineers, the Transportation Communications International Union, the Brotherhood of Maintenance of Way Employees, and the International Association of Machinists and Aerospace Workers. The provisions of the various labor agreements, which extend to December 31, 1999, generally include periodic general wage

     <PAGE 20>

     increases, lump-sum payments to workers, and greater work rule flexibility, among other provisions. Settlement of these labor issues effectively mitigates the possibility of a work stoppage and did not have a material effect on the Company's consolidated results of operations or financial position.

     Labor agreements related to employees of the former MidSouth covered by collective bargaining agreements reopened for negotiations in 1997. These agreements entail nineteen separate groups of employees. KCSR management is currently in the process of meeting with these unions representing its employees. While these discussions are ongoing, the Company does not anticipate that this process or the resultant labor agreements will have a material impact on its operations or financial conditions.

     As a result of these labor agreements completed in 1996, which will result in operating efficiencies, management believes the Company is better positioned to compete effectively with alternative forms of transportation, as well as other railroads. However, railroads remain restricted by certain remaining antiquated operating rules and are thus prevented from achieving optimum productivity with existing technology and systems.

     KCSR, Gateway and other railroads continue to be affected by labor regulations which are more burdensome than those governing non-rail industries, such as trucking competitors. The Railroad Retirement Act requires up to a 23.75% contribution by railroad employers on eligible wages, while the Social Security and Medicare Acts only require a 7.65% employer contribution on similar wage bases. Other programs, such as The Federal Employees Liability Act (FELA), when compared to worker's compensation laws, vividly illustrate the competitive disadvantage placed upon the rail industry by federal labor regulations.

     DST Public Offering. In October and November 1995, DST and the Company completed an initial public offering of DST common stock. In conjunction with the offering, the Company completed an exchange of DST shares for shares of KCSI common stock held by The Employee Stock Ownership Plan ("ESOP"). The Company recorded an after-tax gain of approximately $144.6 million during fourth quarter 1995 from this transaction, representing $1.15 per share in fourth quarter 1995 and $1.10 per share for the year ended December 31, 1995. As a result of the offering and associated transactions, the Company's ownership in DST decreased to approximately 41%, and the DST investment was accounted for under the equity method retroactive to January 1, 1995.

     The purpose of the offering was to achieve market recognition of DST's performance as a stand-alone entity and to obtain proceeds for the retirement of debt, repurchase of Company common stock and general corporate purposes. The net proceeds to the Company from the offering and repayment of indebtedness by DST totaled approximately $200 million, after applicable income taxes.

     Mexrail Investment. In November 1995, the Company purchased 49% of the common stock of Mexrail from TMM. Mexrail owns 100% of the Tex-Mex, as well as certain other assets. The Tex-Mex operates a 157 mile rail line extending from Corpus Christi to Laredo, Texas. The purchase price of $23 million was financed through existing lines of credit. Upon completion of purchase price allocations in 1996, approximately $9.8 million of intangibles were recorded as the purchase price exceeded the fair value of the underlying net assets. The intangible amounts are being amortized over a period of 40 years. The investment is accounted for under the equity method.

     As a result of efforts by the Company in connection with the UP/SP merger, the STB, as a condition for approval of the merger, granted the Tex-Mex trackage rights to operate over UP lines between Corpus Christi and Beaumont, Texas. In Beaumont, the Tex-Mex interchanges with KCSR, effectively extending the KCSR rail network to the Mexican border, where it connects with TFM. As noted earlier, this

     <PAGE 21>

     interchange, together with KCSR's connections with major rail carriers at various other points in the United States and the Company's partial ownership of TFM, positions KCSL to be an integral component of the economic integration of the North American marketplace.

     KCSR Unusual Costs. During the first and second quarters of 1995, KCSR recorded approximately $19.2 million (after-tax), or approximately $0.15 per share, of unusual costs and expenses related to employee separations and other personnel related activities, unusual system operational related expenses, and reserves for contracts, leases and property.

     Safety and Quality Programs. KCSR continued the implementation of important safety and quality programs during 1997, including an extensive, cross-functional "Pro-Formance" initiative focusing on continuous improvements in all aspects of the organization. As a result of these programs, KCSR has experienced a decline in accident related statistics in recent years. For the period 1995 to 1997, safety and quality programs resulted in a 7% decline in Federal Railroad Administration reportable injuries, a 33% decline in employee lost work days and a 15% decline in total derailments. Related benefits are expected to be recurring in nature and realizable over future years. "Safety" and "Quality" programs comprise two important ongoing elements of KCSR management's goal of reducing employee injuries. Associated program expenses are not anticipated to have a material impact on operating results in future years.


     INDUSTRY SEGMENT RESULTS

     The Company's major business activities are classified as follows (in millions):
                                       1997(i)     1996(ii)     1995
     Revenues
      Transportation                   $  573.2    $ 517.7     $ 538.5
      Financial Asset Management          485.1      329.6       236.7
          Total                        $1,058.3    $ 847.3     $ 775.2

     Operating Income (Loss)
      Transportation                   $  (92.7)   $  72.1     $  79.0
      Financial Asset Management          199.2      131.8        80.2
          Total                        $  106.5    $ 203.9     $ 159.2

     Net Income (Loss)
      Transportation                   $ (132.1)   $  16.3     $  18.7
      Financial Asset Management          118.0      134.6       218.0
          Total                        $  (14.1)   $ 150.9     $ 236.7


   (i) Includes $196.4 million ($158.1 million after-tax) of restructuring, asset impairment and other charges recorded by the Company during fourth quarter 1997. The charges reflect impairment of goodwill associated with KCSR's acquisition of MidSouth in 1993 and the Company's investment in Berger, long-lived assets held for disposal, impaired long-lived assets, reserves related to termination of a union productivity fund and employee separations, and other reserves for leases, contracts and reorganization costs. See Notes 1 and 3 to the consolidated financial statements in this Form 10-K. Additionally, Transportation results for the year ended 1997 include revenues and expenses from Gateway Western.

  (ii) Includes a one-time after-tax gain of $47.7 million representing the Company's proportionate share of the one-time gain recognized by DST in connection with the merger of Continuum with Computer Sciences Corporation (see Note 2).


     <PAGE 22>

     Consolidated 1997 revenues increased $211.0 million over 1996, reflecting improvements in both the Transportation and Financial Asset Management segments year to year. While 1997 total operating income decreased from 1996 by 48%, operating income exclusive of the restructuring, asset impairment and other charges increased nearly $100 million, indicative of a higher rate of revenue growth compared to expenses. The consolidated loss of $14.1 million for the year ended December 31, 1997 includes $196.4 million ($158.1 million after tax) in restructuring, asset impairment and other charges. Consolidated net income of $150.9 million for the year ended 1996 includes a one-time gain of $47.7 million resulting from the Continuum transaction. Exclusive of these amounts, consolidated net income in 1997 was $144.0 million, or 40%, higher than 1996. This increase reflects improvement in ongoing operations for both the Transportation and the Financial Asset Management segments, primarily from higher revenues and improved operating margins.

     Consolidated 1996 revenues increased $72.1 million over 1995 due to growth in Financial Asset Management assets under management during 1996, partially offset by a 4% decline in Transportation revenues. Operating income increased 28% from higher revenues and improved margins in the Financial Asset Management segment. While 1996 consolidated net income decreased by $85.8 million from 1995, exclusive of the Continuum gain in 1996 and the gain from the DST public offering in 1995, net income increased $11.1 million, or 12%.

     TRANSPORTATION (KCSL)

     The following schedule summarizes Transportation earnings, providing a reconciliation to ongoing domestic Transportation earnings:
                                                  1997       1996     1995
     Transportation net income (loss)           $(132.1)   $  16.3   $ 18.7
     1997 Restructuring, asset impairment and
       other charges                              141.9          -        -
     1997 Grupo TFM losses and interest            17.6          -        -
     1995 unusual costs                               -          -     19.2
          Ongoing domestic Transportation
          earnings                              $  27.4    $  16.3   $ 37.9

     Ongoing domestic Transportation segment earnings of $27.4 million for the year ended December 31, 1997 were compared to $16.3 million for the prior year, an increase of $11.1 million or 68%. This increase was driven by revenue growth from $517.7 million to $573.2 million, chiefly due to higher KCSR revenues and the addition of the Gateway Western, partially offset by the loss of revenues from Southern Leasing Corporation, which was dissolved in the fourth quarter of 1996. In addition, cost containment initiatives by management in the second half of 1997 helped to increase operating margins and contributed to higher earnings. Transportation expenses, exclusive of the restructuring, asset impairment and other charges, increased $42.3 million, or 9.5% to $487.9 million for 1997 compared with $445.6 million for 1996. The increase is attributable to operating lease expenses resulting from the Southern Capital transaction and the inclusion of Gateway Western expenses in 1997 (variable operating expenses were essentially unchanged year to year). Depreciation and amortization expenses for the Transportation segment decreased $1.1 million (1.7%) from 1997 to 1996 due to the transfer of assets to Southern Capital during the fourth quarter of 1996, offset by the inclusion of Gateway Western.

     The 1% increase in 1997 Transportation interest expense (to $53.3 million) is due to interest associated with the investment in Grupo TFM, together with interest on Gateway Western indebtedness, offset by debt repayments associated with the Southern Capital transaction. Capitalized interest related to the Company's Grupo TFM investment totaled $7.4 million for the year ended December 31, 1997, which ceased upon gaining operational control of TFM on June 23, 1997.

     <PAGE 23>

     The Transportation segment's contribution to the Company's consolidated earnings declined $2.4 million, or 12.8%, to $16.3 million for the year ended December 31, 1996 compared to $18.7 million (exclusive of 1995 unusual costs of $19.2 million) for the year ended December 31, 1995. The portion of net income attributable to KCSR improved in 1996 primarily because of these unusual costs and expenses incurred in 1995 which offset revenue declines related to the effect of industry consolidation. Revenues declined $20.8 million, or 3.9%, primarily as a result of a decrease in KCSR revenues attributable to lower carloadings related to the competitive pressures from the various rail carrier mergers, a decline in Southern Leasing revenues and reduced Pabtex revenues. Operating expenses, exclusive of depreciation and amortization, declined $16.6 million, or 4.1%, to $382.7 million for the year ended December 31, 1996 from $399.3 million for the year ended December 31, 1995. However, if $19.2 million (after-tax) of certain 1995 unusual costs and expenses had been excluded, total operating expenses for 1996 would have increased over 1995. This increase in 1996 is attributable to adverse winter weather in first quarter 1996, train derailment expenses and expenditures associated with KCSR's emphasis on providing improved and reliable customer service. Depreciation and amortization expenses for the Transportation segment increased $2.7 million (4.5%) from 1995 to 1996 due primarily to capital expenditures.

     Following is a detailed discussion of the primary subsidiaries comprising
     the Transportation segment.   Results of subsidiaries immaterial to the
     Company have been omitted.

     THE KANSAS CITY SOUTHERN RAILWAY COMPANY
     KCSR operates in a nine state region, including Missouri, Kansas, Arkansas, Oklahoma, Mississippi, Alabama, Tennessee, Louisiana, and Texas. KCSR has the shortest rail route between Kansas City and the Gulf of Mexico, serving the ports of Beaumont and Port Arthur, Texas; and New Orleans, Baton Rouge, Reserve and West Lake Charles, Louisiana. Through haulage rights, KCSR accesses the states of Nebraska and Iowa, and serves the ports of Houston and Galveston, Texas. Kansas City, Missouri, as the second largest rail center in the United States, represents an important interchange gateway for KCSR. KCSR also has interchange gateways in New Orleans and Shreveport, Louisiana; Dallas and Beaumont, Texas; and Jackson and Meridian, Mississippi.

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

     Exclusive of the restructuring, asset impairment and other charges recorded in fourth quarter 1997 discussed in "Results of Operation" above, KCSR contributed $27.4 million to the Company's consolidated earnings compared to $17.1 million in 1996. This increase is primarily due to a $25.3 million increase in KCSR revenues offset by a lesser increase in variable and fixed operating costs.

     In 1996, KCSR net income totaled $17.1 million compared to $11.4 million in 1995. This increase was primarily attributable to the 1995 unusual costs and expenses discussed in "Results of Operations" above, which reduced KCSR net income by approximately $19.2 million in 1995. Exclusive of the 1995 unusual costs and expenses, KCSR 1996 earnings were lower than 1995, mainly due to reduced revenues and higher operating costs attributable to adverse winter weather (in first quarter 1996), train derailment expenses (primarily in second quarter 1996), and expenditures associated with KCSR's emphasis on providing improved and reliable customer service.

     <PAGE 24>

     Revenues

     The following summarizes revenues, carloads and net ton miles of KCSR by commodity mix:
                                         Carloads and
                    Revenues            Intermodal Units       Net Ton Miles
                   (in millions)         (in thousands)        (in millions)
              1997    1996    1995     1997   1996  1995    1997    1996   1995

General commodities:
 Chemical and
   petroleum $133.1  $129.0  $129.3    162.9 165.9 176.3    4,199  4,070  3,915
 Paper and
   forest     106.4   103.5   107.3    175.8 177.3 188.1    3,072  2,910  2,973
 Agricultural and
   mineral     85.0    75.0    85.9    119.6 113.2 133.8    4,002  3,306  4,094
 Other         21.7    19.8    17.3     24.4  22.6  21.6      913  1,007  1,070
Total general
  commodities 346.2   327.3   339.8    482.7 479.0 519.8   12,186 11,293 12,052
 Intermodal
   units       43.2    40.3    39.0    161.6 149.4 133.8    1,240  1,402  1,299
 Coal         101.4   101.4   102.6    177.1 179.6 169.8    6,249  5,735  5,709
Subtotal      490.8   469.0   481.4    821.4 808.0 823.4   19,675 18,430 19,060
 Other         27.0    23.5    20.7        -     -     -               -      -
Total        $517.8  $492.5  $502.1    821.4 808.0 823.4   19,675 18,430 19,060


     1997 KCSR revenues were $25.3 million, or 5.1%, higher than 1996 due to a 5.8% increase in general commodities and a 7.2% increase in intermodal revenues. Agricultural and mineral products led general commodities with a 13.3% increase over 1996 comprised primarily of domestic and export grain and food products.

     1996 KCSR revenues were $9.6 million, or 1.9% lower than 1995 due to a 4% reduction in general commodities revenues, offset by an increase in intermodal and other revenues. In particular, revenues decreased in grain traffic (26%), bulk commodities (such as non-metallic minerals and petroleum coke - 9%), and paper/forest products (4%). These lower general commodities revenues were primarily due to a 7.8% decrease in carloading volumes resulting from competitive pressures from the various rail mergers, offset partially by slightly improved average revenue per carload as a result of changes in the mix of general commodities traffic (e.g., fewer carloadings of paper/forest products compared to chemical and petroleum products in 1996 versus 1995).

     The following is a discussion of KCSR's major commodity groups.

     Coal
     KCSR delivers coal to seven electric generating plants, located at Amsterdam, Missouri; Flint Creek, Arkansas; Welsh, Texas; Mossville, Louisiana; Kansas City, Missouri; Pittsburg, Kansas; and Hugo, Oklahoma. Two coal customers, Southwestern Electric Power Company ("SWEPCO") and Entergy Gulf States (formerly Gulf States Utility Company), comprised approximately 82% and 83% of total coal revenues generated by KCSR in 1997 and 1996, respectively. KCSR also delivers lignite to an electric generating plant at Monticello, Texas ("TUMCO"). KCSR's contract with SWEPCO, its largest customer, extends through the year ended 2006. Coal revenues for the periods presented reflect the historical tendencies of unit coal revenues to equalize on an annual basis.

     Coal continues to be the largest single commodity handled by KCSR, generating $101.4 million of revenue in 1997, unchanged from 1996. Coal traffic comprised 20.7% of carload revenues and 21.6% of carloads in 1997 compared with 21.6% and 22.2%, respectively, in 1996 indicating the growth realized in other commodities.

     Coal revenues decreased $1.2 million or 1.2% to $101.4 for the year ended December 31, 1996 from $102.6 million for the year ended December 31, 1995, as a result of an overall decrease in unit coal traffic. Coal accounted for 21.6% of carload revenues in 1996 compared with 21.3% in 1995.

     <PAGE 25>

     Chemicals and Petroleum
     Chemical and petroleum products, serviced via tank and hopper cars primarily to markets in the Southeast and Northeast through interchange with other rail carriers, as a combined group represent the largest commodity to KCSR in terms of revenue. ($133.1 million in 1997 versus $129 million in 1996). This $4.1 million increase, or 3.2% increase, results primarily from increased revenues in plastics, miscellaneous chemical, soda ash and petroleum shipments offset by reduced petroleum coke shipments. Chemical and petroleum products accounted for 27.1% of total 1997 carload revenues compared with 27.5% for 1996. These revenues could grow in future years as a result of KCSR's petition seeking approval from the STB for construction of a nine mile rail line connecting the manufacturing facilities of BASF Corporation, Shell Chemical Company and Borden Chemical and Plastics in Geismar, Louisiana, a large industrial corridor with several other companies engaged in the petrochemical industry, with KCSR's main line just north of Sorrento, Louisiana.

     Chemical and petroleum revenues were essentially unchanged at $129 million in 1996 compared with $129.3 million for 1995 as increases in miscellaneous petroleum and soda ash traffic were offset by lower petroleum coke volumes. Chemical and petroleum products accounted for 27.5% of total 1996 carload revenues compared with 26.9% for 1995.

     Paper and Forest
     KCSR, whose rail line runs through the heart of the southeastern U.S. timber producing region, serves eleven paper mills directly (including International Paper Co. and Georgia Pacific, among others) and six others indirectly through short-line connections, and transports pulpwood, woodchips and raw fiber used in the production of paper, pulp and paperboard.

     Paper and forest products revenues increased $2.9 million, or 2.8%, to $106.4 million for the year ended December 31, 1997 from $103.5 million from the year ended December 31, 1996 as a result of increased carloads for lumber/plywood and higher revenues per carload for pulpwood and
     woodchips offset by decreased pulpwood and woodchips carloads.   Paper
     and forest traffic comprised 21.7% of carload revenues in 1997 as compared to 22.1% in 1996.

     In 1996, paper and forest products revenues decreased $3.8 million, or 3.5%, from 1995 due to a decline in pulpwood and woodchips carloads. Paper and forest products accounted for 22.1% of total 1996 carload revenues compared with 22.3% in 1995.

     Agricultural and Mineral
     Agricultural and mineral products revenues for 1997 increased $10 million, or 13.3%, compared to 1996 primarily as a result of higher carloads of
     grain, especially corn, due to a strong harvest.   Additionally, carloads
     of nonmetallic minerals increased approximately 18% over 1996 volume. Agricultural and mineral products accounted for 17.3% of carload revenues in 1997 compared with 16% in 1996.

     During 1996, revenues from agricultural and mineral products declined $10.9 million, or 12.7%, compared to 1995, largely from significantly re-duced domestic and export grain traffic. This decline is attributable to traffic diversions resulting from the various rail mergers and the impact of weaker grain movements in early 1996.

     Intermodal
     The intermodal freight business consists of hauling freight containers or truck trailers by a combination of water, rail and motor carriers, with rail carriers serving as the links between motor carriers and ports. In 1994, KCSR increased its share of the U.S. intermodal traffic primarily through the acquisition of the MidSouth, which extended the Company's east/west line running from Dallas, Texas to Shreveport, Louisiana to Meridian, Mississippi.


     <PAGE 26>

     Intermodal revenues for 1997 of $43.2 million increased $2.9 million, or 7.2% from 1996 revenues of $40.3 million primarily as a result of in-creased carloads, offset by a slight decrease in revenue per carload. Revenues from United Parcel Service of America, one of KCSR's largest customers, declined slightly due to the International Brotherhood of Teamsters strike in August 1997; however, the strike's overall impact on KCSR's operating results and financial condition was not material. During 1997, the Company committed to a plan to pursue intermodal business based on operating margin versus growth through carload volume. Intermodal traffic accounted for 8.8% of carload revenues in 1997 compared with 8.6% in 1996.

     KCSR's 1996 intermodal carload volume continued the growth trend experienced in 1995, increasing revenues 3.3%, due to KCSR's continued marketing efforts to expand east/west intermodal traffic, despite a flat intermodal market in general.

     Certain segments of KCSR's freight traffic, especially intermodal, face highly price and service sensitive competition from trucks, although improvements in railroad operating efficiencies are believed to be lessening the truckers' cost advantages. Trucks are not obligated to provide or to maintain rights of way and do not have to pay real estate taxes on their routes. In recent years, the trucking industry diverted a substantial amount of freight from the railroads as truck operators' efficiency over long distances increased. Because fuel costs constitute a larger percentage of the trucking industry's costs, declining fuel prices disproportionately benefit trucking operations as compared to railroad operations. Changing regulations, subsidized highway improve-ment programs and favorable labor regulations have improved the competitive position of trucks as an alternative mode of surface transportation for many commodities. In recent years, railroad industry management has sought avenues for improving its competitive positions, and forged alliances with truck companies in order to move more traffic by rail and provide faster, safer and more efficient service to its customers. KCSR has streamlined its intermodal operations in the last few years, making its service competitive both in price and service with trucking, and has entered into agreements with several truck companies for through train intermodal service between Dallas, Texas and Meridian, Mississippi. KCSR has increased its intermodal traffic through its connections with eastern railroads.

     Other
     KCSR's remaining freight business consists of scrap and slab steel, waste, military equipment and automobiles. Other revenues accounted for 4.4% of carload revenues during 1997, 4.2% in 1996 and 3.6% in 1995 with no material variances.

     <PAGE 27>

     Costs and Expenses



     The following table summarizes KCSR's operating expenses (dollars in millions):
                                           1997        1996        1995
     Salaries, wages and benefits        $ 173.6     $ 173.2     $ 178.3
     Fuel                                   34.7        32.3        31.1
     Material and supplies                  30.9        29.6        29.9
     Car hire                                3.6         7.4        21.3
     Purchased services                     35.5        33.8        32.2
     Casualties and insurance               21.4        23.1        26.6
     Operating leases                       56.8        40.1        31.9
     Depreciation and amortization          54.7        59.1        55.3
     Restructuring, asset impairment and
       other charges                       163.8           -           -
     Other                                  26.5        19.8        28.9
       Total                             $ 601.5     $ 418.4     $ 435.5

     General
     KCSR's costs and expenses, excluding depreciation and amortization, increased $187.5 million, or 52%, to $546.8 million for the year ended December 31, 1997 from $359.3 million in 1996. However, if the restructuring, asset impairment and other charges of $163.8 million ($132.9 million after-tax) in 1997 had been excluded, total costs and expenses would have increased only $23.7 million, or 6.6% over 1996, primarily as a result of increased fuel costs and operating lease expenses. Diesel fuel usage increased as expected due to both an increase in ton miles and carloads, while fuel prices were essentially unchanged. Costs related to fixed equipment operating leases increased as a result of the Southern Capital transaction (note, however, that the Company records equity earnings from Southern Capital which partially mitigates this increase).

     Overall, KCSR variable operating expenses, exclusive of restructuring, asset impairment and other charges, declined 2.9% as a percentage of revenues from 1996 indicative of a higher rate of growth for KCSR revenues than costs. The improved cost structure results from cost containment
     initiatives implemented by management.   Improvements in variable expenses
     were somewhat offset by increases in fixed expenses, primarily related to lease expenses associated with Southern Capital in the fourth quarter of 1996, as discussed above.

     As discussed in "Results of Operations" above, KCSR recorded restructuring, asset impairment and other charges during fourth quarter 1997. As a result, salaries and wages expense and depreciation and amortization are expected to decline in 1998.

     Despite the decrease in total KCSR revenues in 1996 versus 1995, KCSR 1996 operating income increased $7.5 million as a result of a 5.5% decrease in costs and expenses (to $359.3 million) compared to 1995. This decrease is attributable to the 1995 unusual costs and expenses. Exclusive of the 1995 unusual items, 1996 costs and expenses were higher than 1995 primarily due to adverse winter weather (in first quarter 1996), train derailment ex-penses, and KCSR's continuing emphasis on providing improved and reliable customer service. Increased costs were evident in salaries and wages, material and supplies and casualties/insurance. KCSR management implemented various cost containment measures during third quarter, which stabilized expenses somewhat in the second half of 1996, particularly in salaries and wages and car hire costs.

     <PAGE 28>

     Fuel
     KCSR locomotive fuel usage represented 5.8% of KCSR operating costs in 1997 (7.7% in 1996). Exclusive of restructuring, asset impairment and other charges, locomotive fuel usage represented 7.9% of operating costs, consistent with 1996. Fuel costs are affected by traffic levels, efficiency of operations and equipment, and petroleum market conditions. Control of fuel expenses is a constant concern of management, and fuel savings remains a top priority. To control fuel costs, based on favorable market conditions at the end of 1995, the Company entered into purchase commitments for approximately 50% of expected 1996 diesel fuel usage. As a result of increasing fuel prices during 1996, these commitments saved KCSR approximately $3.7 million. Due to higher fuel prices, minimal commitments were made for 1997.

     Roadway Maintenance
     Portions of roadway maintenance costs are capitalized and other portions expensed (as components of material and supplies, purchased services and other), as appropriate. Expenses aggregated $47, $51 and $49 million for 1997, 1996 and 1995, respectively. Maintenance and capital improvement programs are in conformity with the Federal Railroad Administration's track standards and are accounted for in accordance with the regulatory accounting rules. Management expects to continue to fund roadway maintenance expenditures with internally generated cash flows.

     Car Hire
     Expenses for car hire payable, net of receivables declined $3.8 million, or 51.3% for the year ended December 31, 1997 compared to 1996. This reduction in net expense results from several factors including better fleet utilization and increased amounts of car hire receivable related to KCSR owned equipment utilization on foreign railroads. This was particularly evident as a result of the congestion difficulties of the UP where KCSR equipment was held on UP lines for longer than normal periods.

     Costs related to car hire in 1996 declined to $7.4 million versus $21.3 million in 1995, principally resulting from unusual costs and expenses experienced during 1995, discussed elsewhere. However, these costs also declined in 1996 from better fleet utilization and KCSR owned intermodal trailers off-line earning car hire.

     Casualties and Insurance
     Casualties and insurance expense declined $1.7 million, or 7.4% to $21.4 million for the year ended December 31, 1997 compared to $23.1 million in 1996. The reduction in casualties and insurance costs from 1996 resulted from a reduction in derailment costs and reduced injuries, in part, caused by KCSR ongoing safety initiatives.

     Excluding the unusual costs and expenses in 1995, costs actually rose for the year ended December 31, 1996 compared to 1995. This increase was the direct result of increased derailment related costs, while employee injuries declined.

     Depreciation and amortization
     KCSR depreciation and amortization expense declined $4.4 million, or 7.4% to $54.7 million for the year ended December 31, 1997 from $59.1 million from the year ended December 31, 1996, primarily due to the transfer of assets to Southern Capital during the fourth quarter of 1996, offset by 1997 capital expenditures.

     KCSR depreciation and amortization expense increased 6.9% to $59.1 million in 1996 (versus $55.3 million in 1995) due to capital expenditures. The depreciation savings associated with KCSR's October 1996 contribution of locomotives and rolling stock to Southern Capital was minimal in 1996, but, as discussed above was greater in 1997 due to a full year of savings.

     <PAGE 29>

     Operating Ratio
     The operating ratio is a common efficiency measurement among Class I railroads. Exclusive of the restructuring, asset impairment and other charges, the impact of KCSR's increased revenues and reduced costs resulted in an improved KCSR operating ratio of 83.4% for the year ended December 31, 1997, which is below the 84.5% operating ratio for 1996. This reflects the marked improvement made during the last six months of 1997 in which the average operating ratio was 79.3%, as a result of increased margins arising primarily from cost containment initiatives by management. Further, the operating ratio for 1997 would have been 81.4% except for the shifting of interest costs to lease expense as a result of the Southern Capital transaction.

     KCSR's operating ratio decreased to 84.5% for the year ended December 31, 1996 versus 84.8% for 1995. Excluding unusual costs and expenses, the 1995 operating ratio would have been 78.9%, with the increase in 1996 largely due to lower revenues and higher costs and expenses as discussed above. Additionally, the Southern Capital joint venture transaction, while slightly increasing KCSR's overall net income in 1996, raised the operating ratio by approximately one-half percent for the year ended 1996 as a result of higher equipment lease expense. The operating ratio for 1997 and thereafter has been or will be affected by higher equipment lease expense resulting from the operating leases entered into by KCSR with Southern Capital.

     KCSR Interest
     Interest expense decreased $11.5 million, or 23.3%, to $37.9 million in 1997 from $49.4 million in 1996 due to a full year's impact of the debt reduction associated with the Southern Capital transaction.

     Interest expense was 3% lower in 1996 compared to 1995 due to a reduction in debt during the fourth quarter 1996 resulting from the Southern Capital joint venture formation and associated transactions.

     GATEWAY WESTERN
     During the year ended December 31, 1997, Gateway Western contributed $3.0 million to the Company's net income arising from freight revenues of $42.7 million, offset by operating expenses of $35.2 million and other expenses of $4.5 million.

     At December 31, 1996, while the Company awaited approval from the Surface Transportation Board of KCSI's purchase, Gateway Western was accounted for under the equity method as a majority-owned unconsolidated subsidiary.

     UNCONSOLIDATED AFFILIATES
     During 1997, the Transportation segment's unconsolidated affiliates were comprised primarily of Grupo TFM, Mexrail, and Southern Capital. During 1996, the two primary unconsolidated affiliates were Mexrail and Southern Capital. During 1995, unconsolidated affiliates were immaterial to the Transportation segment's operations.

     For the year ended December 31, 1997, the Transportation segment recorded a loss of $9.7 million from unconsolidated affiliates compared to income of $1.5 million for 1996. In 1997, estimated losses of $12.9 million (from June 23, 1997, excluding interest) related to Grupo TFM were partially offset by equity in earnings from Southern Capital and Mexrail. Grupo TFM experienced higher than expected revenues during 1997 based on increased carloads, offset by higher operating expenses necessary to maintain expected customer service levels. Also affecting Grupo TFM's results was a write-off of a bridge loan commitment fee during 1997 (of which the Company recorded $2.6 million as its proportionate share).

     Equity earnings increased to $1.5 million for 1996 from 1995 primarily as a result of the inclusion of a full year of equity earnings from Mexrail and two months of equity earnings from Southern Capital.

     <PAGE 30>

     OTHER TRANSPORTATION-RELATED AFFILIATES AND HOLDING COMPANY COMPONENTS Other subsidiaries in the Transportation segment include:
     * Trans-Serve, Inc., an owner of a railroad wood tie treating facility;
     * Pabtex (located in Port Arthur, Texas with deep water access to the Gulf of Mexico), an owner and operator of a bulk materials handling facility which stores and transfers coal and petroleum coke from trucks and rail cars to ships and barges primarily for export;
     * Mid-South Microwave, Inc., which owns and leases a 1,600 mile industrial frequency microwave transmission system that is the primary communications facility used by KCSR;
     * Rice-Carden Corporation and Tolmak, Inc., both owning and operating various industrial real estate and spur rail trackage contiguous to the KCSR right-of-way;
     * Southern Development Company, the owner of the executive office building in downtown Kansas City, Missouri used by KCSI and KCSR; and
     * Wyandotte Garage, an owner and operator of a parking facility located in downtown Kansas City, Missouri used by KCSI and KCSR.

     During 1997, contributions to net income from other Transportation-related affiliates decreased $12.4 million, primarily as a result of $14.2 million of asset impairment charges recorded during fourth quarter 1997 relating to Pabtex and certain real estate. In addition, Pabtex continued to experience decreased revenues resulting from the loss of petroleum coke customers.

     There were no material changes in these subsidiaries during 1996 compared with 1995 except for a $2.2 million decrease in Pabtex earnings as a result of the loss of a major customer in December 1995.

     KCSL HOLDING COMPANY
     1997 KCSL Holding company costs did not materially change from 1996 levels (based on amounts attributed to the Transportation segment by the KCSI Holding Company). During 1996, higher allocated holding company costs, primarily due to the Company's activities related to the UP/SP merger ($2.9 million after-tax) and business development costs related to the investment in Mexico contributed to a decrease in net income in 1996 compared with 1995.

     TRANSPORTATION SEGMENT TRENDS and OUTLOOK
     Since 1994, there has been significant consolidation among major U.S. Class I rail carriers. Management believes these recent mergers have negatively impacted revenues, primarily as a result of rail traffic diverted away from KCSR's lines and correspondingly lower carloadings. While KCSR has begun to show positive revenue growth across most commodity groups, these rail mergers could still have a negative impact on future revenues as a result of increased competition. Assuming no major economic deterioration occurs in the region serviced by the Company's Transportation segment, management expects 1998 revenues and carloads to increase over 1997. Additionally, KCSR cost containment initiatives are expected to continue into 1998.

     Although revenues have been higher than expected during the first year of TFM's operations (since June 23, 1997), management expects to continue to record losses from its investment in Grupo TFM during 1998; however, these losses are expected to be partially offset by equity earnings from the Southern Capital and Mexrail investments.

     <PAGE 31>

     FINANCIAL ASSET MANAGEMENT

     The Financial Asset Management segment contributed $118.0 million to the Company's consolidated results in 1997, a $16.6 million decline from 1996. Exclusive of certain items in both years as discussed in the "Results of Operations" section above, however, earnings improved 54%. Revenues increased $155.5 million over 1996, leading to higher operating income and improved operating margins. Operating margins increased from 40% for the year ended December 31, 1996 to 45% for 1997. Assets under management increased 42% during 1997, reaching $71.6 billion at December 31, 1997. Further, shareowner accounts exceeded 2,850,000 as of December 31, 1997, a 6% increase over 1996.

     Financial Asset Management contributed $134.6 million to 1996 consolidated earnings. Exclusive of the 1996 Continuum gain and the 1995 gain from the DST public offering, Financial Asset Management earnings increased 18% year to year. Assets under management at December 31, 1996 were 46% higher than year end 1995, fueling a 38% growth in 1996 revenues. Although variable operating expenses increased in 1996, the increase was at a lower proportionate rate than revenues, resulting in a 64% improvement in operating income over 1995 ($131.8 million in 1996 versus $80.2 million in 1995). The increase in variable operating expenses was associated with higher business volumes, as well as higher Janus performance-based compensation.

     The following table highlights key information:
                                     1997       1996       1995
     Assets Under Management (in billions):
       Janus No-Load Funds         $  51.3    $  35.7    $  24.2
       Janus Aspen Series (i)          3.3        1.4        0.4
       IDEX Load Funds (ii)            1.6        1.4        1.1
       Institutional and Separately
         Managed Accounts             11.6        8.2        5.4

       Total Janus                    67.8       46.7       31.1
       Berger Funds                    3.8        3.6        3.4

           Total                   $  71.6    $  50.3    $  34.5


 (i) The Janus Aspen Series currently consists of eleven portfolios offered through variable annuity and variable life insurance contracts, and certain qualified pension plans
(ii) Janus serves as subadvisor to five of the IDEX Funds, whose assets are included herein

     (in millions)
     Revenues:
       Janus                       $ 450.1    $ 295.3    $ 207.8
       Berger                      $  34.9    $  34.6    $  32.0

     Operating Income (loss):
       Janus                       $ 224.4    $ 136.6    $  85.8
       Berger                      $ (14.3)   $   5.7    $   6.9

     Net Income (loss):
       Janus                       $ 117.7    $  70.3    $  43.3
       Berger                      $ (17.8)   $  (1.2)   $   0.5

     <PAGE 32>

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

     JANUS CAPITAL CORPORATION
     Janus assets under management increased 45% during 1997, resulting in a 52% increase in revenues and a 64% increase in operating income. This increase in assets under management (to $67.8 billion as of December 31, 1997) was a result of fund sales (net of redemptions) of $10.7 billion and market appreciation of $10.4 billion. Total Janus shareowner accounts grew 10% during 1997 to 2.5 million.

     As a result of a slower rate of growth in expenses compared to revenues during 1997, operating margins improved to 50% for 1997 versus 46% in comparable 1996. Janus experienced an increase in salaries and wages expense, primarily from a higher number of employees in 1997 and variable compensation tied to investment and financial performance. Additionally, alliance fees increased due to a greater amount of assets being distributed through these channels. Approximately 43% of Janus' operating expenses consist of variable costs that generally increase or decrease in association with revenue generated from assets under management. An additional 15% of operating expenses (principally marketing, pension plan contributions and temporary help) are discretionary.

     Janus 1996 revenues, operating income and net income increased significantly over 1995, largely due to 50% growth in assets under management since December 31, 1995. Fund sales (net of redemptions) of $9.3 billion, coupled with market appreciation, raised total assets under management to $46.7 billion at December 31, 1996. The value of net assets in the Janus Funds increased 51% to $37.1 billion at December 31, 1996 versus $24.6 billion at December 31, 1995. Shareowner accounts grew to 2.3 million, a 9% increase over 1995.

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

     General
     Increases in assets under management in 1997 and 1996 are attributable to several factors including, among others: (i) strong securities markets, particularly equities; (ii) favorable investment performance, particularly among Janus' global and international investment products;
     (iii) effective marketing and public relations; (iv) effective use of third party distribution for both retail and sub-advised products; and
     (v) a strong brand awareness in the direct channel.

     The Janus Funds are marketed to pension plan sponsors through alliance arrangements with record keeping organizations and by participating in mutual fund "supermarkets". At December 31, 1997 and 1996, approximately 28% and 23%, respectively, of Janus' total assets under management were generated through such alliance arrangements and mutual fund "supermarkets".

     Janus also markets advisory services directly to insurance companies, banks and brokerage firms for their proprietary investment products, and directly with private individuals, foundations, defined benefit pension plans and other organizations. These areas accounted for $14.9, $9.6 and $6.5 billion in assets under management at December 31, 1997, 1996 and 1995, respectively.

     <PAGE 33>

     Janus introduced the following funds during the three year period ended December 31, 1997:
       1997 - Janus Aspen Capital Appreciation Portfolio; Janus Aspen Equity
              Income Portfolio
       1996 - Janus Aspen High Yield Portfolio; Janus Equity Income Fund;
              Janus Special Situations Fund
       1995 - Janus Olympus Fund; Janus High Yield Fund; Janus Money Market
              Funds

     BERGER ASSOCIATES, INC.
     Berger reported a net loss of $17.8 million in 1997. Excluding the charges associated with the impairment of goodwill associated with the Company's investment in Berger and reserves for certain contracts (as discussed in "Results of Operations" above), Berger reported a net loss of $3.5 million in 1997 compared to a loss of $1.2 million in 1996. Assets under management increased to $3.8 billion at December 31, 1997 from $3.6 billion at December 31, 1996, resulting in a slight increase in revenues year to year. Operating costs, however, increased more than revenues thereby resulting in a higher net loss than prior year. Higher expenses were evident in consulting fees, advertising and amortization of intangibles. Shareholder accounts declined 16% from 1996, totaling 317,400 at December 31, 1997.

     As discussed in the "Results of Operations," in 1997, the Company increased its ownership in Berger to 100% through several transactions by Berger and the Company. The Company recorded approximately $17.8 million of intangibles as a result of these transactions.

     In connection with the Company's review of the recoverability of its assets, the Company determined that $12.7 million of goodwill associated with Berger was not recoverable as of December 31, 1997, primarily due to below-peer performance and growth of the core Berger funds. Accordingly, a portion of the goodwill recorded in connection with the repurchase of Berger minority interest was charged to expense.

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

     General
     During 1997, Berger introduced four new funds: the Berger Small Cap Value Fund; the Berger Balanced Fund; the Berger Mid Cap Fund; and the Berger Select Fund. These funds held approximately $155 million of assets under management at December 31, 1997.

     While the Berger 100 Fund ("100 Fund") experienced a 14% decline in assets under management during 1997 (primarily related to below-peer performance) all other Berger Funds reported growth in assets. Berger made certain changes in the portfolio management of the 100 Fund during 1997. Management believes these changes will improve Berger's opportunity for growth in the future.

     Both the Berger Small Company Growth Fund and The Berger New Generation Fund reported steady growth in assets under management throughout 1996 (cumulatively increasing 55% from year end 1995). However, the Berger 100 Fund and the Berger Growth and Income Fund, together representing over 64% of total Berger assets under management, performed below their respective peer groups, and their total assets under management decreased 7% since December 31, 1995.

     <PAGE 34>

     As discussed in "Results of Operations" above, Berger entered into a joint venture (BBOI) to introduce a series of international and global mutual funds. The first no-load mutual fund product, an international equity fund, was introduced in fourth quarter 1996. Total BBOI assets under management at December 31, 1997 were $161 million. Berger accounts for its 50% investment in BBOI under the equity method.

     At December 31, 1997 and 1996, approximately 26% and 27%, respectively, of Berger's total assets under management were generated through mutual fund "supermarkets."

     OTHER FINANCIAL ASSET MANAGEMENT-RELATED AFFILIATES AND HOLDING COMPANY COMPONENTS

     Equity in Earnings of DST
     Equity in net earnings of DST for the year ended December 31, 1997 totaled $24.3 million. Exclusive of the one-time gain on the Continuum merger discussed in "Results of Operations" above, equity earnings from DST increased 48% year to year. This increase in DST earnings reflects an increase in 1997 DST revenues compared to 1996 (improvements in both domestic and international revenues) and improved operating margins in 1997 (14.2% versus 9.8% in 1996).

     Equity in net earnings of DST totaled $68.1 million for the year ended December 31, 1996. This total includes KCSI's proportionate share of the DST one-time gain on the Continuum merger discussed in "Results of Operations" above. Exclusive of this non-recurring item, equity earnings from DST of $16.4 million decreased approximately 33% from the $24.6 million in 1995. This decrease is attributable to a lower percentage ownership of DST in 1996 versus 1995 as discussed earlier. In addition to the gain on the Continuum merger, comparisons of DST earnings in 1996 versus 1995 were affected by several factors, including: i) a 1995 after-tax gain of $4.7 million associated with DST's sale of an equity investment, Investors Fiduciary Trust Company Holdings, Inc.; ii) lower fourth quarter 1995 equity earnings due to an estimated $8.4 million loss recorded by DST in connection with acquisition related expenses of DST's Continuum investment; iii) the first quarter 1996 effect of a $4.1 million non-recurring charge related to Continuum; iv) a 20% increase in revenues over 1995; and v) a $15.0 million decline in interest costs from 1995.

     KCSI HOLDING COMPANY
     1997 KCSI Holding company results did not materially change from 1995 through 1997 (based on amounts that were not attributed to the Transportation segment by the KCSI Holding Company). Fluctuations year to year in costs and expenses and interest expense have been essentially offset by changes in interest income and other income. 1997 results include a $3.1 million reserve related to a non-core investment entity of the Company.

     FINANCIAL ASSET MANAGEMENT TRENDS and OUTLOOK
     Future growth of the Company's Financial Asset Management revenues and operating income will be largely dependent on prevailing financial market conditions, relative performance of Janus' and Berger's products, introduction and market reception of new products, as well as other factors, including changes in the stock and bond markets, increases in the rate of return of alternative investments, increasing competition as the number of mutual funds continues to grow, and changes in marketing and distribution channels. Costs and expenses should continue at operating levels consistent with the rate of growth, if any, in revenues.

     <PAGE 35>

     INTEREST EXPENSE
     Consolidated interest expense increased 7% in 1997 to $63.7 million compared to $59.6 million in 1996. This increase is attributable to higher average debt balances throughout 1997, primarily resulting from borrowings incurred to fund the Company's investment in Grupo TFM and first quarter 1997 common stock repurchases. Interest expense related to the indebtedness incurred in connection with the Company's investment in Grupo TFM was capitalized until the final installment of the TFM purchase price was made (June 23, 1997). Capitalized interest totaled $7.4 million for the year ended December 31, 1997.

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

     Management expects interest expense to be higher in 1998 compared to 1997 because the Company will not capitalize any interest in 1998 associated with the borrowings in connection with the Company's investment in Grupo TFM. However, as a significant portion of the Company's debt at December 31, 1997 represents fixed rate debt instruments, the Company's risk to increasing interest rates is somewhat mitigated.

     OTHER, NET
     Generally, modest fluctuations have occurred within this component from 1995 to 1997. The 7% decrease in 1997 from 1996 is partially attributable to the 1996 one-time gain of approximately $2.9 million recorded by KCSR in connection with the sale of real estate. The increase in 1996 from 1995 is largely due to this one-time gain, partially offset by higher
     1995 interest income from advances to DST throughout the first nine months of 1995.


     LIQUIDITY

     Operating Cash Flows. The Company's cash flow from operations has historically been positive and sufficient to fund operations, KCSR roadway capital improvements and debt service. External sources of cash - principally negotiated bank debt, public debt and sales of investments - have typically been used to fund acquisitions, new investments, equipment additions and Company stock repurchases.

     The following table summarizes consolidated operating cash flow information. Financial information for the year ended December 31, 1995 was restated to reflect DST as an unconsolidated affiliate as of January 1, 1995 due to the DST public offering and associated transactions completed in November 1995, which reduced the Company's ownership in DST to approximately 41%. Certain reclassifications have been made to prior years' information to conform to current year presentation.

     <PAGE 36>


     (in millions):
                                               1997       1996       1995
       Net income (loss)                     $ (14.1)   $ 150.9    $ 236.7
       Depreciation and amortization            75.2       76.1       75.0
       Equity in undistributed earnings        (15.0)     (66.4)     (29.8)
       Gain on sale of equity investment, net                       (144.6)(i)
       Restructuring, asset impairment and
         other charges                         196.4
       Dividend from DST Systems, Inc.                               150.0
       Change in working capital items          (7.4)     (74.2)      20.2 (ii)
       Deferred income taxes                   (16.6)      18.6       25.9 (ii)
       Other                                    15.3       16.0       18.5

          Net operating cash flow            $ 233.8    $ 121.0    $ 351.9

     (i) Gain associated with DST public offering
     (ii)Exclusive of the tax components related to the gain on sale of equity investment

     Operating cash flows for the year ended December 31, 1997 nearly doubled when compared to the prior year, primarily because of the 1996 payment of approximately $74 million in federal and state income taxes resulting from the taxable gains associated with the DST public stock offering completed in November 1995. Also, exclusive of the restructuring, asset impairment and other charges recorded in fourth quarter 1997, the one-time Continuum gain in 1997 and equity earnings from unconsolidated affiliates for both years, earnings were approximately $44.0 million higher in 1997 than 1996.

     1996 operating cash flows decreased by $230.9 million from 1995, largely attributable to the $150 million dividend paid by DST to the Company in 1995, together with a significant decrease in accrued liabilities as a result of the payment (in 1996) of approximately $74 million in federal and state income taxes associated with the taxable gains from the DST stock offering in November 1995.

     Summary cash flow data is as follows (in millions):
                                                     1997     1996     1995
     Cash flows provided by (used for):
       Operating activities                        $ 233.8  $ 121.0  $ 351.9
       Investing activities                         (409.3)    20.9     69.3
       Financing activities                          186.1   (150.8)  (402.1)
     Net increase (decrease) in
       cash and equivalents                           10.6     (8.9)    19.1
     Cash and equivalents at beginning of year        22.9     31.8     12.7

     Cash and equivalents at end of year           $  33.5  $  22.9  $  31.8

     In early 1998, KCSR satisfied its obligation with respect to the productivity fund termination liability, which is reflected in the Company's balance sheet as of December 31, 1997. This amount was funded with existing lines of credit.

     Investing Cash Flows. Cash was used for the following investing activities: i) property acquisitions of $83, $144 and $121 million in 1997, 1996 and 1995, respectively; and ii) investments in and loans with affiliates of $304, $42 and $95 million in 1997, 1996 and 1995, respectively. Included in the 1997 investments in affiliates total was the Company's approximate $298 million capital contribution to Grupo TFM.

     <PAGE 37>

     Due to growth throughout 1997 and 1996, Janus had invested an additional $32 and $39 million in short-term investments representing invested cash at December 31, 1997 and 1996, respectively. Also, cash received during 1996 in connection with the Southern Capital joint venture formation and associated transactions (approximately $217 million, after consideration of related income taxes) is included as proceeds from disposal of property and from disposal of other investments based on the underlying assets contributed/sold to Southern Capital.

     In 1995, the DST stock offering and debt repayment to KCSI resulted in $276 million of proceeds to the Company (prior to payment of income taxes, which occurred in 1996).

     Generally, operating cash flows and borrowings under lines of credit have been used to finance property acquisitions and investments in and loans with affiliates during the period from 1995 to 1997.

     Financing Cash Flows. Financing cash flows include: (i) borrowings of $340, $234 and $98 million in 1997, 1996 and 1995, respectively; (ii) repayment of indebtedness in the amounts of $110, $233 and $371 million in 1997, 1996 and 1995, respectively; and (iii) cash dividends of $15, $15 and $10 million in 1997, 1996 and 1995, respectively.

     1997 debt proceeds were used to fund the $298 million Grupo TFM capital contribution, repurchase Company common stock ($39 million) and for additional investment in Berger ($3 million). Proceeds from the issuance of debt in 1996 were used for stock repurchases ($151 million), additional investment in Berger ($24 million), and for working capital purposes ($59 million, including payments of federal and state income taxes associated with the DST public offering). Debt proceeds in 1995 were used for stock repurchases ($12 million) and subsidiary refinancing and working capital ($86 million).

     Repayment of indebtedness includes scheduled maturities and reductions of outstanding lines of credit. In 1997, operating cash flows were used to reduce amounts outstanding under the Company's lines of credit. In 1996, proceeds (approximately $217 million, after consideration of income taxes) received in connection with the Southern Capital joint venture formation and associated transactions were used to repay outstanding amounts under the Company's lines of credit. In 1995, proceeds received from the DST public offering and repayment by DST of indebtedness to KCSI were used to repay outstanding amounts under existing lines of credit.

     Repurchases of Company common stock during the three year period ended December 31, 1997 were funded with borrowings under existing lines of credit (as noted above), proceeds received from the DST public offering and repayment by DST of indebtedness to KCSI, and the $150 million dividend from DST in 1995.

     See discussion under "Financial Instruments and Purchase Commitments" for information relative to certain anticipated 1998 cash expenditures.

     CAPITAL STRUCTURE

     Capital Requirements. The Company has traditionally funded KCSR capital expenditures using Equipment Trust Certificates for major purchases of locomotive and rolling stock, while using internally generated cash flows or leasing for other equipment. Capital improvements for KCSR roadway track structure have historically been funded with cash flows from operations. Capital requirements for Janus, Berger, KCSI Holding Company and other subsidiaries have been funded with cash flows from operations and negotiated term financing. With the formation of Southern Capital, the Company has the ability to finance railroad equipment through the joint venture.

     <PAGE 38>

     Capital programs from 1995 to 1997 were primarily financed through internally generated cash flows. These sources were used to finance KCSR capital expenditures in 1997 ($68 million), 1996 ($135 million) and 1995 ($110 million). The same sources used in funding 1997 capital programs are expected to be used in funding 1998 capital programs, currently estimated at $66 million.

     In the last several years, Janus has upgraded its customer service capabilities through new equipment and technology enhancements, generally funded with existing cash flows and negotiated indebtedness, when necessary. Overall, however, the Company's Financial Asset Management businesses require minimal capital for operations.

     Capital.  Components of capital are shown as follows (in millions):
                                        1997        1996        1995
       Debt due within one year      $  110.7    $    7.6    $   10.4
       Long-term debt                   805.9       637.5       633.8
          Total debt                    916.6       645.1       644.2

       Stockholders' equity             698.3       715.7       695.2

       Total debt plus equity        $1,614.9    $1,360.8    $1,339.4

       Total debt as a percent
         of total debt plus equity       56.8%       47.4%       48.1%

     The Company's consolidated debt ratio (total debt as a percent of total debt plus equity) increased by 9.4% from December 31, 1996 to December 31, 1997. Total debt increased $271.5 million during 1997, primarily as a result of borrowings to fund the Company's investment in Grupo TFM and common stock repurchases, partially offset by repayments on outstanding lines of credit. Stockholders' equity decreased by $17.4 million, reflecting the Company's net loss for 1997 and essentially offsetting capital stock transactions (e.g., issuances of common stock, common stock repurchases, non-cash equity adjustments related to unrealized gains (net of tax) on "available-for-sale" securities, etc.). The combination of increased debt and reduced equity resulted in a higher consolidated debt ratio in 1997 than 1996.

     The Company's consolidated debt ratio decreased slightly as of December 31, 1996 to 47.4% versus 48.1% at December 31, 1995.
     Total debt at December 31, 1996 of $645.1 million was $0.9 million higher than 1995. Significant repurchases of Company common stock
     ($151 million) using borrowings under the Company's lines of credit were essentially offset by the reduction in debt resulting from the Southern Capital joint venture formation and associated transactions. Equity increased as a result of net income, issuance of common stock from option exercises and other stock plans, and a positive non-cash equity adjustment related to unrealized gains (net of tax) on "available-for-sale" securities held by affiliates, primarily DST.
     These increases were largely offset by the Company's common stock repurchases and dividends. The decrease in the debt ratio as of December 31, 1996 compared to 1995 was due to this increase in equity, together with essentially unchanged debt levels.

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

     <PAGE 39>

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

     KCSI Credit Agreements. On May 5, 1995, the Company established a credit agreement in the amount of $400 million. The credit agreement replaced approximately $420 million of then existing Company credit agreements which had been in place for varying periods since 1992. Proceeds of the facility have been and are anticipated to be used for general corporate purposes. The agreement contains a facility fee ranging from .07-.25% per annum, interest rates below prime and terms ranging from one to five years. The Company also has various other lines of credit totaling $160 million. These additional lines, which are available for general corporate purposes, have interest rates below prime and terms of less than one year. At December 31, 1997, the Company had $313 million outstanding under its various lines of credit.

     As discussed earlier, the Company funded its proportionate amount (approximately $297 million) of the initial TFM purchase price payment made by Grupo TFM to the Mexican Government using borrowings under its lines of credit.

     Minority Purchase Agreements. Agreements between KCSI and certain Janus minority owners contain, among other provisions, mandatory stock purchase provisions whereby under certain circumstances, KCSI would be required to purchase the minority interest of Janus. The purchase prices of these mandatory stock purchase provisions are based upon a multiple of earnings and/or fair market value determinations depending upon specific agreement
     terms.   If all of the provisions of the Janus minority owner agreements became effective, KCSI would be required to purchase the respective minority interests at a cost currently estimated at approximately $337 million.

     Overall Liquidity. During the 1995 to 1997 period, the Company continued to strengthen its strategic positions in the Transportation and Financial Asset Management businesses. Completion of the DST stock offering improved the Company's financial position. Based on DST's stated dividend policy, the Company does not anticipate receiving any dividends from DST in the foreseeable future. Additionally, the Southern Capital joint venture transactions, which resulted in repayment of the majority of borrowings then outstanding under the Company's lines of credit, provided the Company with flexibility as to future financing requirements (e.g., the 1997 investment in Grupo TFM).

     The Company's credit agreements contain, among other provisions, various financial covenants. The Company was in compliance with these various provisions, including the financial covenants, as of December 31, 1997. Because of certain financial covenants contained in the credit agreements, however, maximum utilization of the Company's available lines of credit may be restricted.

     The Company believes it has adequate resources available - including sufficient lines of credit (within the financial covenants referred to above), businesses which have historically been positive cash flow generators, and the $500 million Shelf Registration Statement - to meet anticipated operating, capital and debt service requirements, as well as for other potential business opportunities that the Company is currently pursuing. As discussed earlier, there exists a possible capital call ($74 million) if certain Grupo TFM benchmarks are not met.

     <PAGE 40>

     As discussed in the "Results of Operations" section above, TMM and the Company could be required to purchase the Mexican Government's interest in TFM in proportion to each partner's respective ownership interest in Grupo TFM (without regard to the Mexican Government's interest in Grupo TFM); however, this provision is not exercisable prior to October 31, 2003. Also, the Mexican Government's interest in Grupo TFM may be called by TMM and the Company, exercisable at the original amount (in U.S. dollars) paid by the Government plus interest based on one-year U.S. Treasury securities.

     As previously discussed in the "Recent Developments" section above, the Company announced a planned separation of its Transportation and Financial Asset Management businesses. The Company is pursuing this separation as a spin-off of the Financial Asset Management businesses subject to receipt of a favorable tax ruling from the IRS. This transaction may affect the liquidity and capital structure of the Company. The Company is working on addressing the liquidity and capital structure issues that may result from the completion of the proposed transaction, but has not reached any definitive plans. Nonetheless, any such separation may have a material effect on the liquidity and capital of the Company.

     OTHER

     Year 2000 Costs. Many existing computer programs and microprocessors that use only two digits (rather than four) to identify a year could fail or create erroneous results if not corrected to reflect "00" as the year 2000. This computer program flaw is expected to affect all companies and organizations, either directly (through a company's own programs) or indirectly (through customers/vendors of the company). The Company is currently in the process of implementing Year 2000 plans, and is analyzing and remediating the millions of lines of code throughout the Company's system. The Company is also evaluating all enhanced systems-from the mainframe to the desktop. In addition, the Company is reviewing the legal, audit, and regulatory concerns surrounding the Year 2000. Comprehensive corporate tracking, coordination and monitoring is provided by a central project office.

     These Year 2000 related issues are of particular importance to the Company. The Company depends upon its computer and other systems and the computer and the other systems of third parties to conduct and manage the Company's business. Additionally, the Company's products and services are heavily dependent upon using accurate dates in order to function properly. These Year 2000 related issues may also adversely affect the operations and financial performance of one or more of the Company's customers or suppliers. As a result, the failure of the Company's computer and other systems, products or services, the computer systems and other systems upon which the Company depends, or the Company's customers or suppliers to be Year 2000 ready could have a material adverse impact on the Company's results of operations, financial position and cash flows.

     In early 1997, the Company redirected a number of its employees who were working on developing new products and services for the Company to address the Year 2000 issue. In addition, the Company contracted with third party consultants to assist in the project. These employees and contractors are supervised by a member of the Company's senior management, and the progress is regularly reported to management and the board of directors.

     The Company's Year 2000 project includes identifying, evaluating and resolving potential Year 2000 related issues in the Company's computer systems, products, services, other systems and third-party systems.
     As part of resolving any potential Year 2000 issues, the Company expects to: identify all computer systems, products, services and other systems (including systems provided by third parties) that must be modified; evaluate the alternatives available to make any identified systems, products or services Year 2000 ready (including modification, replace-ment or abandonment); and conduct adequate testing of the systems, products and services, including interoperability testing with clients and key organizations in the financial

     <Page 41>

     services industry. The Company is also in the process of identifying alternative plans in the event that the Year 2000 project is not completed on a timely basis or otherwise does not meet the Company's anticipated needs.

     The Company has already begun remediating certain systems and initiated testing and anticipates to have finalized much of the pro-cedures relative to the Year 2000 project by the end of the calendar year 1998.

     Based on current estimates of potential costs, the Company anticipates spending approximately $15 million in connection with ensuring that all Company and subsidiary computer programs are compatible with Year 2000 requirements. Current accounting principles require all costs associated with Year 2000 issues to be expensed as incurred. A portion of these costs will not result in an increase in expense to the Company because it will be using existing employees and equipment. While the Company is currently pursuing discussions with its various customers, partners and vendors with respect to their preparedness for Year 2000 issues, no assurance can be made that all such parties will be Year 2000 ready. While the Company cannot fully determine its impact, the inability to complete Year 2000 readiness for its computer systems could result in significant difficulties in processing and completing fundamental transactions. In such an event, the Company's results of operations, financial position and cash flows could be materially adversely affected. However, the Company does not anticipate that business operations will be disrupted or that its customers will experience interruption in the service of its Transportation or Financial Asset Management businesses.

     Financial Instruments and Purchase Commitments. During 1995, the Company entered into a forward stock purchase contract as a means of securing a potentially favorable price for the repurchase of six million shares of its common stock. During 1997 and 1996, the Company purchased (post-split) 2.4 and 3.6 million shares, respectively, under this contract at an aggregate cost of $39 and $56 million (including transaction premium), respectively.

     In 1995, the Company entered into forward purchase commitments for diesel fuel as a means of securing volumes and reducing overall cost. The contracts required the Company to purchase certain quantities of diesel fuel at defined prices established at the origination of the contract. As noted earlier, these commitments saved KCSR approximately $3.7 million in operating expenses in 1996. Based on higher fuel prices in 1996, minimal commitments were negotiated for 1997. However, beginning in 1998, KCSR initiated a fuel hedging program for approximately two million gallons of fuel each month through the end of 1998 for approximately 37% of anticipated 1998 fuel usage. Additionally, KCSR has entered into purchase commitments for fuel aggregating approximately 27% of total expected usage. These transactions are intended to mitigate the impact of rising fuel prices and will be recorded using hedge accounting as set forth in
     Note 1 to the consolidated financial statements of this Form 10-K.

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

     The purchase price paid by Grupo TFM for 80% of the common stock of TFM was fixed in Mexican pesos; accordingly, Grupo TFM was exposed to fluctuations in the U.S. dollar/Mexican peso exchange rate. In

     <PAGE 42>

     the event that the proceeds from the various financing arrangements did not provide funds sufficient for Grupo TFM to complete the purchase of TFM, the Company may have been required to make additional capital contributions to Grupo TFM. Accordingly, in order to hedge a portion of the Company's exposure to fluctuations in the value of the Mexican peso versus the U.S. dollar, the Company entered into two separate forward contracts to purchase Mexican pesos - $98 million in February 1997 and $100 million in March 1997. In April 1997, the Company realized a $3.8 million pretax gain in connection with these contracts. This gain was deferred and has been accounted for as a component of the Company's investment in Grupo TFM. These contracts were intended to hedge only a portion of the Company's exposure related to the final installment of the purchase price and not any other transactions or balances.

     Mexico's economy is currently classified as "highly inflationary" as defined in SFAS 52. Accordingly, the U.S. dollar is assumed to be Grupo TFM's functional currency, and any gains or losses from translating Grupo TFM's financial statements into U.S. dollars will be included in the determination of its net income. Any equity earnings or losses from Grupo TFM included in the Company's results of operations will reflect the Company's share of such translation gains and losses.

     The Company continues to evaluate existing alternatives with respect to utilizing foreign currency instruments to hedge its U.S. dollar investment in Grupo TFM as market conditions change or exchange rates fluctuate. At December 31, 1997, the Company had no outstanding foreign currency hedging instruments.

     New Accounting Pronouncements. In June 1997, Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS
     130") and Statement of Financial Accounting Standards No. 131
     "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") were issued. SFAS 130 establishes standards for reporting and disclosure of comprehensive income and its components in the financial statements. SFAS 131 establishes standards for reporting information about operating segments in the financial statements. The reporting and disclosure required by these statements must be included in the Company's financial statements beginning in 1998. The Company is reviewing SFAS 130 and SFAS 131 and expects to adopt them by the required dates, which are December 31, 1998.

     The Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128") in 1997. The statement specifies the computation, presentation and disclosure requirements for earnings per share. The statement requires the computation of earnings per share under two methods: "basic" and "diluted." Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed giving effect to all dilutive potential common shares that were outstanding during the period (i.e., the denominator used in the basic calculation is increased to include the number of additional common shares that would have been outstanding if the dilutive potential shares had been issued). The Company has presented basic and diluted per share amounts for income from continuing operations and for net income on the face of the income statement and restated all prior period earnings per share data pursuant to SFAS 128.

     In Issue No. 96-16, the Emerging Issues Task Force, ("EITF 96-16") of the Financial Accounting Standards Board, reached a consensus that substantive minority rights which provide the minority shareholder with the right to effectively control significant decisions in the ordinary course of an investee's business could impact whether the majority shareholder should consolidate the investee. Management is currently evaluating the rights of the minority shareholders of certain consolidated subsidiaries to determine the impact, if any, that application of EITF 96-16 will have on the Company's consolidated financial statements in 1998.

     <PAGE 43>

     The Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") effective January 1, 1996. The statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill, as well as for long-lived assets and certain identifiable intangibles which are to be disposed. If events or changes in circumstances of a long-lived asset indicate that the carrying amount of an asset may not be recoverable, the Company must estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest) is lower than the carrying amount of the asset, an impairment loss must be recognized to the extent that the carrying amount of the asset exceeds its fair value. The adoption of SFAS 121 did not have a material impact on the Company's 1996 results of operations or financial position. See, however, "Results of Operations" section above with respect to certain KCSR assets held for disposal as of December 31, 1997.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") in October 1995. This statement allows companies to continue under the approach set forth in Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"), for recognizing stock-based compensation expense in the financial statements, but encourages companies to adopt the fair value method of accounting for employee stock options. The Company has elected to retain its current accounting approach under APB 25, and has presented the applicable pro forma disclosures pursuant to the requirements of SFAS 123 in Note 9, Stockholders' Equity, to the consolidated financial statements included under Item 8 of this Form 10-K. Had compensation cost for the Company's stock-based compensation plans been determined in accordance with SFAS 123 for options issued after December 31, 1994, the Company's net income and earnings per share, on a pro forma basis, would have been $(21.1) million and $(0.20) per share, respectively, for 1997, $146.5 million and $1.26 per share, respectively, for 1996, and $231.8 million and $1.77 per share, respectively, for 1995.

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

     Bogalusa Cases
     In July 1996, the Company was named as one of twenty-seven defendants in various lawsuits in Louisiana and Mississippi arising from the explosion of a rail car loaded with chemicals in Bogalusa, Louisiana on October 23, 1995. As a result of the explosion, nitrogen dioxide and oxides of nitrogen were released into the atmosphere over parts of that town and the surrounding area causing evacuations and injuries. Approximately 25,000 residents of Louisiana and Mississippi have asserted claims to recover damages allegedly caused by exposure to the chemicals.

     The Company neither owned nor leased the rail car or the rails on which it was located at the time of the explosion in Bogalusa. The Company did, however, move the rail car from Jackson to Vicksburg, Mississippi, where it was loaded with chemicals, and back to Jackson where the car was tendered to the Illinois Central Railroad Company ("IC"). The explosion occurred more than 15 days after the Company last transported the rail car. The car was loaded by the shipper in excess of its standard weight when it was transported by the Company to interchange with the IC.

     The lawsuits arising from the chemical release have been scheduled for trial in the fall of 1998. The Company sought dismissal of these suits in the trial courts, which was denied in each case. Appeals are pending in the appellate courts of Louisiana and Mississippi.

     <PAGE 44>

     The Company believes that its exposure to liability in these cases is remote. If the Company were to be found liable for punitive damages in these cases, such a judgment could have a material adverse effect on the financial condition of the Company.

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

     In November 1997, representatives of KCSR met with representatives of the United States Environmental Protection Agency ("EPA") at the site of two, contiguous pieces of property in North Baton Rouge, Louisiana, abandoned leaseholds of Western Petrochemicals and Export Drum. These properties had been the subjects of voluntary clean up prior to EPA's involvement. The site visit prompted KCSR to obtain from EPA, through the Freedom of Information Act, a "preliminary Assessment Report" concerning the properties, dated January, 1995, and directing a "Site Investigation". EPA's November 1997, visit to the site was the start of that "Site Investigation". During the November 1997 site visit, EPA indicated it intended to recover, through litigation, all of its investigation and remediation costs. At KCSR's request, EPA has agreed informally to suspend its investigation pending an exchange of information and negotiation of KCSR's participation in the "Site Investigation". Based upon recent oral advise subsequently received form the Abandoned Sites Division of the Louisiana Department of Environmental Quality ("LADEQ"), KCSR reasonably expects that it will be allowed to undertake the investigation and remediation of the site, pursuant to the LADEQ's guidelines and oversight. EPA's involvement and the investigation and remediation of the sites pursuant to LADEQ's oversight and guidelines will increase the ultimate costs to KCSR beyond those anticipated. However, those additional costs are not expected to have a material impact on the Company's consolidated results of operations or financial position.

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

     <PAGE 45>

     In early 1994, the EPA added the Lincoln Creosoting site to its CERCLA national priority list. Since major remedial work has been performed at this site by Joslyn, and KCSR has been held by the Federal District and Appeals Courts to be entitled to indemnity for such costs, it would appear that KCSR should not incur significant remedial liability. At this time, it is not possible to evaluate the potential consequences of further remediation at the site.

     The Louisiana Department of Transportation ("LDOT") has sued KCSR and a number of other defendants in Louisiana state court to recover clean up costs incurred by LDOT while constructing Interstate Highway 20 at Shreveport, Louisiana (Louisiana Department of Transportation v. The
     Kansas City Southern Railway Company, et al., Case No. 417190-B in the First Judicial District Court, Caddo Parish, Louisiana). The clean up was associated with an old oil refinery site, operated by the other named defendants. KCSR's main line was adjacent to that site, and KCSR was included in the suit because LDOT claims that a 1966 derailment on the adjacent track released hazardous substances onto the site. However, there is evidence that the derailment occurred on the side of the track opposite from the refinery site. Furthermore, there appears to be no relationship between the lading on the derailed train and any contaminants identified at the site. Therefore, management believes that the Company's exposure is limited.

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

     The Company has recorded liabilities with respect to various environmental issues, which represent its best estimates of remediation and restoration costs that may be required to comply with present laws and regulations. At December 31, 1997, these recorded liabilities were not material. Although these costs cannot be predicted with certainty, management believes that the ultimate outcome of identified matters will not have a material adverse effect on the Company's consolidated results of operations or financial condition.

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

     <PAGE 46>

     KCSR expects its railroad operations to be subject to future requirements regulating exhaust emissions from diesel locomotives that may increase its operating costs. During 1995 the EPA issued proposed regulations applicable to locomotive engines. These regulations, which were issued as final in early 1998, will be effective in stages for new or remanufactured locomotive engines installed after year 2000. KCSR is reviewing these new regulations. However, management does not expect that compliance with these new regulations will have a material impact on the Company's results of operations.

     Financial Asset Management businesses are subject to a variety of regulatory requirements including, but not limited to, the rules and regulations of the U.S. Securities and Exchange Commission, and the guidelines set forth by the National Association of Securities Dealers.

     The Company does not foresee that compliance with the requirements imposed by these agencies' standards under present statutes will impair its competitive capability or result in any material effect on results of operations.

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

     Strategic Review. KCSI, as a holding company, is responsible for the management of its primary assets - investments in its subsidiaries. Accordingly, KCSI management continually evaluates how to utilize the strength of the Company's business lines and capabilities, provide for future growth opportunities, and achieve the Company's financial objectives. This process has resulted in many significant actions, including: the Company's investment and involvement in the Mexican rail privatization; the December 1996 Gateway Western acquisition; the October 1996 Southern Capital joint venture transactions; the current common stock repurchase program; a continuing commitment to the mutual fund industry; and the October 1995 DST public offering.

     The Company's recent announcement to separate its Transportation and Financial Asset Management segments continues this process. A separation of the two segments through a spin-off of the Financial Asset Management businesses would allow management of each segment to focus on achieving their full potential as stand-alone entities.

     1995 through 1997 have been, and future years will be, affected by these strategic activities. KCSI management's analysis and evaluation of the Company's strategic alternatives are expected to continue to present growth opportunities in future years.

     <PAGE 47>

     Item 7(a).  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                 ABOUT MARKET RISK

     Not Applicable

     <PAGE 48>

     Item 8.   Financial Statements and Supplementary Data

     Index to Financial Statements
                                                               Page

     Management Report on Responsibility for Financial Reporting 49

     Financial Statements:

       Report of Independent Accountants......................   49
       Consolidated Statements of Operations for the three
        years ended December 31, 1997.........................   50
       Consolidated Balance Sheets at December 31, 1997,
        1996 and 1995.........................................   51
       Consolidated Statements of Cash Flows for the three
        years ended December 31, 1997.........................   52
       Consolidated Statements of Changes in Stockholders'
        Equity for the three years ended December 31, 1997....   53
       Notes to Consolidated Financial Statements.............   54

     Financial Statement Schedules:

       All schedules are omitted because they are not applicable, insignificant or the required information is shown in the consolidated financial statements or notes thereto.

       The consolidated financial statements and related notes, together with the Report of Independent Accountants, of DST Systems, Inc. (an approximate 41% owned affiliate of the Company accounted for under the equity method) for the years ended December 31, 1997, which are included in the DST Systems, Inc. Form 10-K for the year ended December 31, 1997 (Commission File No. 1-14036) and have been incorporated by reference in this Form 10-K as Exhibit 99.1.

     <PAGE 49>

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


     Report of Independent Accountants

     To the Board of Directors and Stockholders of Kansas City Southern Industries, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Kansas City Southern Industries, Inc. and its subsidiaries at December 31, 1997, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial state-ments are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
     An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Note 1 to the consolidated financial statements, effective December 31, 1997 the Company changed its method of evaluating the recoverability of goodwill. We concur with the change in accounting.


     /s/Price Waterhouse
     Kansas City, Missouri
     February 26, 1998

     <PAGE 50>
                        KANSAS CITY SOUTHERN INDUSTRIES, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                               Years Ended December 31
                    Dollars in Millions, Except per Share Amounts

                                             1997      1996      1995

     Revenues                             $1,058.3   $ 847.3   $ 775.2

     Costs and expenses                      680.2     567.3     541.0
     Depreciation and amortization            75.2      76.1      75.0
     Restructuring, asset impairment
       and other charges                     196.4

       Operating income                      106.5     203.9     159.2

     Gain on sale of equity investment (Note 2)                  296.3

     Equity in net earnings (losses) of unconsolidated
       affiliates (Notes 5, 14):
       DST Systems, Inc.                      24.3      68.1      24.6
       Grupo Transportacion Ferroviaria
           Mexicana, S.A. de C.V.            (12.9)
       Other                                   3.8       2.0       5.2
     Interest expense                        (63.7)    (59.6)    (65.5)
     Other, net                               21.2      22.9      20.3
       Pretax income                          79.2     237.3     440.1

     Income tax provision (Note 8)            68.4      70.6     192.9
     Minority interest in consolidated
       earnings (Note 10)                     24.9      15.8      10.5
     Net income (loss)                   $   (14.1)  $ 150.9   $ 236.7

     Less: Dividends on preferred stock        0.2       0.2       0.2

     Net income (loss) applicable to
       common stockholders               $   (14.3)  $ 150.7   $ 236.5

     Per Share Data:

     Basic earnings (loss) per share     $   (0.13)  $  1.33   $  1.86

     Diluted earnings (loss) per share   $   (0.13)  $  1.31   $  1.80

     Weighted average common
       shares outstanding (in thousands):
       Basic                               107,602   113,169   127,167

       Diluted                             107,602   115,281   131,211
     Dividends per share
       Preferred                          $   1.00  $   1.00   $  1.00
       Common                             $    .15  $    .13   $   .10

          See accompanying notes to consolidated financial statements.

     <PAGE 51>
                         KANSAS CITY SOUTHERN INDUSTRIES, INC.
                             CONSOLIDATED BALANCE SHEETS
                                   at December 31
                    Dollars in Millions, Except per Share Amounts

                                                1997        1996        1995
  ASSETS

  Current Assets:
     Cash and equivalents                    $   33.5    $   22.9    $   31.8
     Accounts receivable, net (Note 6)          177.0       138.1       135.6
     Inventories                                 38.4        39.3        39.8
     Other current assets (Note 6)              124.2        91.8        74.0

       Total current assets                     373.1       292.1       281.2

  Investments held for
    operating purposes (Notes 2, 5)             683.5       335.2       272.1

  Properties, net (Notes 3, 6)                1,227.2     1,219.3     1,281.9

  Intangibles and Other Assets,
    net (Notes 2, 3, 6)                         150.4       237.5       204.4

     Total assets                            $2,434.2    $2,084.1    $2,039.6

  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities:
     Debt due within one year (Note 7)       $  110.7    $    7.6    $   10.4
     Accounts and wages payable                 109.0       102.6        96.9
     Accrued liabilities (Notes 3, 6)           217.8       134.4       213.1

       Total current liabilities                437.5       244.6       320.4

  Other Liabilities:
     Long-term debt (Note 7)                    805.9       637.5       633.8
     Deferred income taxes (Note 8)             332.2       337.7       303.6
     Other deferred credits (Note 2)            132.1       129.8        73.1
     Commitments and contingencies
       (Notes 2, 7, 8, 9, 10, 12, 13)

       Total other liabilities                1,270.2     1,105.0     1,010.5

  Minority Interest in consolidated
    subsidiaries (Note 10)                       28.2        18.8        13.5

  Stockholders' Equity:
     $25 par, 4% noncumulative,
       Preferred stock                            6.1         6.1         6.1
     $1 par, Series B convertible,
       Preferred stock (Note 9)                   1.0         1.0         1.0
     $.01 par, Common stock (Notes 1, 9)          1.1         0.4         0.4
     Capital surplus                                                    127.5
     Retained earnings                          839.3       883.3       753.8
     Net unrealized gain on
       investments                               50.8        24.9         6.4
     Shares held in trust (Note 9)             (200.0)     (200.0)     (200.0)

       Total stockholders' equity
         (Notes 1, 7, 9)                        698.3       715.7       695.2

     Total liabilities and
       stockholders' equity                  $2,434.2    $2,084.1    $2,039.6



             See accompanying notes to consolidated financial statements.

  <PAGE 52>
                        KANSAS CITY SOUTHERN INDUSTRIES, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                               Years Ended December 31
                                 Dollars in Millions

  CASH FLOWS PROVIDED BY (USED FOR):
                                              1997        1996        1995
  Operating Activities:
  Net income (loss)                          $(14.1)     $ 150.9     $ 236.7
  Adjustments to net income (loss):
     Depreciation and amortization             75.2         76.1        75.0
     Deferred income taxes                    (16.6)        18.6        99.0
     Equity in undistributed earnings         (15.0)       (66.4)      (29.8)
     Dividend from DST Systems, Inc.                                   150.0
     Gain on sale of equity investment                                (296.3)
     Restructuring, asset impairment
       and other charges                      196.4
     Employee benefit and deferred
       compensation expenses not
       requiring operating cash                 8.7         18.3         8.4
  Changes in working capital items:
     Accounts receivable                      (29.0)        (2.5)       (2.4)
     Inventories                                2.5          0.5         1.3
     Accounts and wages payable                (3.1)         7.2        (5.5)
     Accrued liabilities                       24.4        (73.4)      106.7
     Other current assets                      (2.2)        (6.0)       (1.3)
  Other, net                                    6.6         (2.3)       10.1
     Net                                      233.8        121.0       351.9

  Investing Activities:
  Property acquisitions                       (82.6)      (144.0)     (121.1)
  Proceeds from disposal of property            7.4        187.0         9.9
  Investments in and loans with affiliates   (303.5)       (41.9)      (94.5)
  Net proceeds from DST Systems, Inc.
    public offering                                                    112.1
  DST Systems, Inc. loan repayments                                    164.1
  Purchase of short-term investments          (34.9)       (39.2)       (0.8)
  Proceeds from disposal of
    other investments                                       55.7
  Other, net                                    4.3          3.3        (0.4)
     Net                                     (409.3)        20.9        69.3

  Financing Activities:
  Proceeds from issuance of
    long-term debt                            339.5        233.7        97.8
  Repayment of long-term debt                (110.1)      (233.1)     (370.9)
  Proceeds from stock plans                    26.6         14.6         7.1
  Stock repurchased                           (50.2)      (151.3)     (127.0)
  Cash dividends paid                         (15.2)       (14.8)       (9.9)
  Other, net                                   (4.5)         0.1         0.8
     Net                                      186.1       (150.8)     (402.1)

  Cash and Equivalents:
  Net increase (decrease)                      10.6         (8.9)       19.1
  At beginning of year                         22.9         31.8        12.7
  At end of year (Note 4)                    $ 33.5       $ 22.9      $ 31.8

            See accompanying notes to consolidated financial statements.

     <PAGE  53>

                        KANSAS CITY SOUTHERN INDUSTRIES, INC.
             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    Dollars in Millions, Except per Share Amounts

                        $1 Par                    Net un-
                         Series                  realized
                 $25 Par   B  $.01 Par           gain on Shares   ESOP
                    Pre-  Pre-  Com-          Re-         held  deferred
                  ferred ferred mon Capital tainedinvest-  in    compen-
                   stock stock stocksurplusearningsments  trust  sation Total
Balance at
 December 31, 1994  $6.1 $1.0  $0.4 $339.8 $530.1 $(1.8) $(200.0)$(8.4) $667.2
Net income                                  236.7                        236.7
Dividends                                   (13.0)                       (13.0)
Stock repurchased                   (138.9)                             (138.9)
Options exercised and
  stock subscribed                    11.9                                11.9
Exchange of DST stock
   for KCSI stock held by
   ESOP (Notes 2, 4)                 (84.8)                              (84.8)
Contribution accruals                                              8.4     8.4
Unrealized gains on
  investments, net                                  8.2                    8.2
     Other                            (0.5)                               (0.5)

Balance at
 December 31, 1995    6.1  1.0  0.4  127.5  753.8   6.4    (200.0)    -   695.2

Net income                                  150.9                        150.9
Dividends                                   (15.3)                       (15.3)
Stock repurchased                   (145.2)  (6.1)                      (151.3)
Stock plan shares issued
  from treasury                        5.9                                 5.9
Options exercised and
  stock subscribed                    11.8                                11.8
Unrealized gains on
  investments, net                                 18.5                   18.5
Balance at
 December 31, 1996   6.1  1.0   0.4    -   883.3   24.9   (200.0)    -   715.7

Net loss                                   (14.1)                        (14.1)
Dividends                                  (16.0)                        (16.0)
Stock repurchased                          (50.2)                        (50.2)
3-for-1 stock split             0.7         (0.7)                            -
Stock plan shares issued
  from treasury                              3.1                           3.1
Stock issued in
  acquisition (Notes 2, 4)                  10.1                          10.1
Options exercised and
  stock subscribed                          23.8                          23.8
Unrealized gains on
  investments, net                                 25.9                   25.9
Balance at
 December 31, 1997  $6.1 $1.0  $1.1  $ -  $839.3  $50.8  $(200.0)  $ -  $698.3

          See accompanying notes to consolidated financial statements.

   <PAGE 54>

                        KANSAS CITY SOUTHERN INDUSTRIES, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Note 1. Significant Accounting Policies

     Kansas City Southern Industries, Inc. ("Company" or "KCSI") is a diversified holding company, comprising businesses engaged in railroad transportation, through The Kansas City Southern Railway Company ("KCSR") and Gateway Western Railway Company ("Gateway Western") and Financial Asset Management, through Janus Capital Corporation ("Janus") and Berger Associates, Inc. ("Berger"). Additionally, the Company has significant equity investments. Note 14 further describes the operations of the Company.

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

     * Transportation includes: KCSR; Gateway Western; Transportation-related Holding Company amounts (Kansas City Southern Lines, Inc. - "KCSL"); and Transportation-related subsidiaries and equity investments, including Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. ("Grupo TFM," formerly Transportacion Ferroviaria Mexicana, S. de R.L. de C.V.), Southern Capital Corporation, LLC ("Southern Capital"), and Mexrail, Inc. ("Mexrail").

     * Financial Asset Management includes: Janus; Berger; the Company's approximate 41% interest in DST Systems, Inc. ("DST"); and Financial Asset Management-related KCSI Holding Company amounts.

     Prior year information has been realigned to reflect the new segment approach.

     During third quarter 1997, the Company formed KCSL as a holding company for KCSR and all other transportation-related subsidiaries and affiliates. KCSL was organized to provide separate control, management and accountability for all transportation operations and businesses.

     As a result of the public offering of DST, formerly a wholly-owned and consolidated subsidiary of the Company, and associated transactions completed in November 1995, the Company reduced its ownership in DST to approximately 41% (see Note 2). Accordingly, the Company accounted for its investment in DST under the equity method for the year ended December 31, 1995 retroactive to January 1, 1995.

     Principles of Consolidation. The consolidated financial statements generally include all majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     <PAGE 55>

     The equity method of accounting is used for all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control interest; the cost method of accounting is generally used for investments of less than 20% voting control interest. In December 1996 and the first four months of 1997, Gateway Western was accounted for under the equity method as a majority-owned unconsolidated subsidiary while the Company awaited approval from the Surface Transportation Board ("STB") for the acquisition of Gateway Western. The STB approved the Company's acquisition of Gateway Western effective May 5, 1997. Subsequently, Gateway Western was included as a consolidated subsidiary of the Company effective January 1, 1997. See Note 2 for additional information on the Gateway Western acquisition.

     Cash Equivalents. Short-term liquid investments with an initial maturity of generally three months or less are considered cash equivalents. Carrying value approximates market value due to the short-term nature of these investments.

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

       Transportation
        Road and structures                     1%  -   20%
        Rolling stock and equipment             1%  -   24%
       Other equipment                          1%  -   33%
       Capitalized leases                       3%  -   20%

     The Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") effective January 1, 1996. The new statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill, as well as for long-lived assets and certain identifiable intangibles which are to be disposed. If events or changes in circumstances of a long-lived asset indicate that the carrying amount of an asset may not be recoverable, the Company must estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest) is lower than the carrying amount of the asset, an impairment loss must be recognized to the extent that the carrying amount of the asset exceeds its fair value. The adoption of SFAS 121 did not have a material effect on the Company's financial position or results of operations. However, see Note 3 below with respect to certain KCSR assets held for disposal at December 31, 1997.

     <PAGE 56>

     Revenue Recognition. Revenue is recognized by the Company's consolidated railroad operations based upon the percentage of completion of a commodity movement. Revenue is recognized by Janus and Berger primarily as a percentage of the assets under management. Other subsidiaries, in general, recognize revenue when the product is shipped or as services are performed.

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

     On an annual basis, the Company reviews the recoverability of goodwill. In response to changes in the competitive and business environment in the rail industry, the Company revised its methodology for evaluating goodwill recoverability effective December 31, 1997. The change in this method of measurement relates to the level at which assets are grouped from the business unit level to the investment component level. At the same time, there were changes in the estimates of future cash flows used to measure goodwill recoverability. The effect of the change in method of applying the accounting principle is inseparable from the changes in estimate. Accordingly, the combined effects have been reported in the accompanying consolidated financial statements as a change in estimate. The Company believes that the new methodology represents a preferable method of accounting because it more closely links the fair value estimates to the asset whose recoverability is being evaluated. The policy change did not impact the Company's Financial Asset Management businesses as their goodwill has always been evaluated on an investment component basis.

     As a result of the changes discussed above, the Company determined that the aggregate carrying value of the goodwill and other intangible assets associated with the 1993 MidSouth purchase exceeded their fair value. Accordingly, the Company recorded an impairment loss of $91.3 million in the fourth quarter of 1997. Due to the fact that the change in accounting is inseparable from the changes in estimates, the pro forma effects of retroactive application cannot be determined.

     Derivative Financial Instruments. In 1996, the Company entered into foreign currency contracts in order to reduce the impact of fluctuations in the value of the Mexican peso on its investment in Grupo TFM. The Company follows the requirements outlined in Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation" ("SFAS 52"), and related authoritative guidance. Accordingly, gains and losses related to hedges of the Company's investment in Grupo TFM were deferred and recognized as adjustments to the carrying amount of the investment when the hedged transaction occurred.

     Any gains and losses qualifying as hedges of existing assets or liabilities are included in the carrying amounts of those assets or liabilities and are ultimately recognized in income as part of those carrying amounts. Any gains or losses on derivative contracts that do not qualify as hedges are recognized currently as other income.

     See Note 12 for additional information with respect to derivative financial instruments and purchase commitments.

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

     <PAGE 57>

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

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") in October 1995. This statement allows companies to continue under the approach set forth in Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"), for recognizing stock-based compensation expense in the financial statements, but encourages companies to adopt the fair value method of accounting for employee stock options. The Company has elected to retain its accounting approach under APB 25, and has presented the applicable pro forma disclosures in Note 9 to the consolidated financial statements pursuant to the requirements of SFAS 123.

     Indebtedness with respect to the leveraged Employee Stock Ownership Plan ("ESOP") was retired in full during 1995. All shares held in the ESOP are treated as outstanding for purposes of computing the Company's earnings per share.

     Earnings Per Share. The Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128") in 1997. The statement specifies the computation, presentation and disclosure requirements for earnings per share. The statement requires the computation of earnings per share under two methods: "basic" and "diluted." Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed giving effect to all dilutive potential common shares that were outstanding during the period (i.e., the denominator used in the basic calculation is increased to include the number of additional common shares that would have been outstanding if the dilutive potential shares had been issued). SFAS 128 requires the Company to present basic and diluted per share amounts for income (loss) from continuing operations and for net income (loss) on the face of the statements of operations. All prior period earnings per share data have been restated.

     Stock options to employees represent the only difference between the weighted average shares used for the basic computation compared to the diluted computation. Because of the net loss in 1997, all options were anti-dilutive for the year ended December 31, 1997. The weighted average of options to purchase 3,502,290 and 1,604,925 shares of the Company's common stock were outstanding during 1996 and 1995 but were not included in the respective years' computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares.

     Stockholders' Equity.  Information regarding the Company's capital stock at
     December 31, 1997 follows:
                                                       Shares          Shares
                                                     Authorized        Issued
       $25 Par, 4% noncumulative, Preferred stock       840,000        649,736
       $1 Par, Preferred stock                        2,000,000           None
       $1 Par, Series A, Preferred stock                150,000           None
       $1 Par, Series B convertible, Preferred stock  1,000,000      1,000,000
       $.01 Par, Common stock                       400,000,000    145,206,576


     The Company's Series B Preferred stock, issued in 1993, has a $200 per share liquidation preference and is convertible to common stock at a ratio of twelve to one (see Note 9).

     <PAGE 58>

     On July 29, 1997, the Company's Board of Directors authorized a 3-for-1 split in the Company's common stock effected in the form of a stock dividend. All share and per share data has been restated to reflect this split.

     Shares outstanding are as follows at December 31, (in thousands):
                                                  1997       1996       1995
        $25 Par, 4% noncumulative,
          Preferred stock                           242        242        242
        $.01 Par, Common stock                  108,084    108,918    117,189

     Retained earnings include equity in unremitted earnings of unconsolidated affiliates of $111.9, $99.2 and $34.7 million at December 31, 1997, 1996 and 1995, respectively.

     New Accounting Pronouncements. In June 1997, Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS
     130") and Statement of Financial Accounting Standards No. 131
     "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") were issued. SFAS 130 establishes standards for reporting and disclosure of comprehensive income and its components in the financial statements. SFAS 131 establishes standards for reporting information about operating segments in the financial statements. The reporting and disclosure required by these statements must be included in the Company's financial statements beginning in 1998. The Company is reviewing SFAS 130 and SFAS 131 and expects to adopt them by the required dates, which are December 31, 1998.

     In Issue No. 96-16, the Emerging Issues Task Force, ("EITF 96-16") of the Financial Accounting Standards Board, reached a consensus that substantive minority rights which provide the minority shareholder with the right to effectively control significant decisions in the ordinary course of an investee's business could impact whether the majority shareholder should consolidate the investee. Management is currently evaluating the rights of the minority shareholders of certain consolidated subsidiaries to determine the impact, if any, that application of EITF 96-16 will have on the Company's consolidated financial statements in 1998.


     Note 2. Acquisitions and Dispositions

     Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. In June 1996, the Company and Transportacion Maritima Mexicana, S.A. de C.V. ("TMM") formed Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. ("Grupo TFM," formerly Transportacion Ferroviaria Mexicana, S. de R.L. de C.V.). Grupo TFM was formed to participate in the privatization of the Mexican rail industry.

     On December 6, 1996, Grupo TFM, TMM and the Company announced that the Mexican Government had awarded to Grupo TFM the right to purchase 80% of the common stock of TFM, S.A. de C.V. ("TFM," formerly Ferrocarril del Noreste, S.A. de C.V.) for approximately 11.072 billion Mexican pesos (approximately $1.4 billion U.S. based on the U.S. dollar/Mexican peso exchange rate on the award date). TFM holds the concession to operate Mexico's "Northeast Rail Lines" for 50 years, with the option of a 50 year extension (subject to certain conditions).

     The Northeast Rail Lines are a strategically important rail link to Mexico and the North American Free Trade Agreement ("NAFTA") corridor. The lines are estimated to transport approximately 40% of Mexico's rail cargo and are located next to primary north/south truck routes. The Northeast Rail Lines directly link Mexico City and Monterrey, as well as Guadalajara (through trackage rights), with the ports of

     <PAGE 59>

     Lazaro Cardenas, Veracruz, Tampico, and the cities of Matamoros and Nuevo Laredo. Nuevo Laredo is a primary transportation gateway between Mexico and the United States. The Northeast Rail Lines connect in Laredo, Texas to the Union Pacific Railroad and the Texas Mexican Railway Company ("Tex-Mex"). The Tex-Mex is a wholly-owned subsidiary of Mexrail, a 49% owned equity investment of the Company. The Tex-Mex links to KCSR at Beaumont, Texas through trackage rights. With the KCSR and Tex-Mex interchange at Beaumont, and through KCSR's connections with major rail carriers at various other points, KCSR has developed a NAFTA rail system which is expected to facilitate the economic integration of the North American marketplace.

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

     On June 23, 1997, Grupo TFM completed the purchase of 80% of TFM through the payment of the remaining $835 million U.S. to the Government. This payment was funded by Grupo TFM using a significant portion of the funds obtained from: (i) senior secured term credit facilities ($325 million U.S.); (ii) senior notes and senior discount debentures ($400 million U.S.);(iii) proceeds from the sale of 24.5% of Grupo TFM to the Government (approximately $199 million U.S. based on the U.S. dollar/Mexican peso exchange rate on June 23, 1997); and (iv) additional capital contributions from TMM and the Company (approximately $1.4 million from each partner). Additionally, Grupo TFM entered into a $150 million revolving credit facility for general working capital purposes. The Government's interest in Grupo TFM is in the form of limited voting right shares, and the purchase agreement includes a call option for TMM and the Company, which is exercisable at the original amount (in U.S. dollars) paid by the Government plus interest based on one-year U.S. Treasury securities.

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

     Concurrent with the financing transactions, Grupo TFM, TMM and the Company entered into a Capital Contribution Agreement ("Contribution Agreement") with TFM, which includes a possible capital call of $150 million from TMM and the Company if certain performance benchmarks, outlined in the agreement, are not met. The Company would be responsible for approximately $74 million of the capital call. The term of the Contribution Agreement is three years. In a related agreement between Grupo TFM, TFM and the Government, among others, the Government has agreed to contribute up to $37.5 million of equity capital to Grupo TFM if TMM and the Company are required to contribute under the capital call provisions of the Contribution Agreement prior to July 16, 1998. In the event the Government has not made any contributions by such date, the Government has committed up to July 31, 1999 to make additional capital contributions to Grupo TFM (of up to an aggregate amount of $37.5 million) on a proportionate basis with TMM and the Company if capital contributions are required. Any capital contributions to Grupo TFM from the Government would be used to reduce the contribution amounts required to be paid by TMM and the Company
     pursuant to the Contribution Agreement.   As of December 31, 1997, no
     additional contributions from the Company have been requested or made.

     <PAGE 60>

     At December 31, 1997, the Company's investment in Grupo TFM was approximately $288 million. With the sale of 24.5% of Grupo TFM to the Government, the Company's interest in Grupo TFM declined from 49% to approximately 37% (with TMM and a TMM affiliate owning the remaining 38.5%). The Company accounts for its investment in Grupo TFM under the equity method.

     Gateway Western Acquisition. In May 1997, the Surface Transportation Board ("STB") approved the Company's acquisition of Gateway
     Western, a regional rail carrier with operations from Kansas City, Missouri to East St. Louis and Springfield, Illinois and haulage rights between Springfield and Chicago, from the Southern Pacific
     Rail Corporation. Prior to the STB approval from acquisition in December 1996, the Company's investment in Gateway Western was treated as a majority-owned unconsolidated subsidiary accounted for under the equity method. Upon approval from the STB, the assets, liabilities, revenues and expenses were included in the Company's consolidated financial statements. The consideration paid for Gateway Western (including various acquisition costs and liabilities) was approximately $12.2 million, which exceeded the fair value of the underlying net assets by approximately $12.1 million. The resulting intangible is being amortized over a period of 40 years.

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

     Berger Ownership Interest. As a result of certain transactions during 1997, the Company increased its ownership in Berger to 100%. In January and December 1997, Berger purchased, for treasury, the common stock of minority shareholders. Also in December 1997, the Company acquired additional Berger shares from a minority shareholder through the issuance of 330,000 shares of KCSI common stock. These transactions resulted in approximately $17.8 million of intangibles, which will be amortized over their estimated economic life of 15 years. However, see discussion of impairment of certain of these intangibles in Note 3.

     Pursuant to a Stock Purchase Agreement (the "Agreement") in connection with the acquisition of a controlling interest in Berger in 1994, additional purchase price payments - totaling approximately $62.4 million (of which $39.7 million remains unpaid) - may be required of the Company upon Berger attaining certain levels (up to $10 billion) of assets under management, as defined in the Agreement, over a five year period. In 1997, 1996 and 1995, contingent payments were made totaling $3.1, $23.9 and $3.1 million, respectively, resulting in adjustment to the purchase price recorded, and therefore, an increase in intangibles. The intangible amounts are being amortized over their estimated economic life of 15 years.

     Southern Capital Corporation, LLC Joint Venture. In October 1996, the Company and GATX Capital Corporation ("GATX") completed the transactions for the formation and financing of a joint venture to perform certain leasing and financing activities. The venture, Southern Capital Corporation, LLC ("Southern Capital"), was formed through a GATX contribution of $25 million in cash, and a Company contribution (through its subsidiaries KCSR and Carland, Inc.) of $25 million in net assets, comprising a negotiated fair value of locomotives and rolling stock and long-term indebtedness owed to KCSI and its subsidiaries. In an associated transaction, Southern Leasing Corporation (an indirect wholly-owned subsidiary of the Company prior to dissolution in October 1996), sold to Southern Capital approximately $75 million of loan portfolio assets and rail equipment at fair value which approximated historical cost.

     As a result of these transactions and subsequent repayment by Southern Capital of indebtedness owed to KCSI and its subsidiaries, the Company received cash which exceeded the net book value of its assets by

     <PAGE 61>

     approximately $44.1 million. Concurrent with the formation of the joint venture, KCSR entered into operating leases with Southern Capital for the majority of the rail equipment acquired by or contributed to Southern Capital. Accordingly, this excess fair value over book value is being recognized over the terms of the leases (approximately $4.9 million in 1997).

     The cash received by the Company was used to reduce outstanding indebtedness by approximately $217 million, after consideration of applicable income taxes, through repayments on various lines of credit and subsidiary indebtedness. The Company reports its 50% ownership interest in Southern Capital under the equity method of accounting. See Notes 4 and 5 for additional information.

     DST Public Offering. On October 31, 1995, DST and the Company effected an initial public offering for a total of 22 million shares of DST common stock. The initial offering price was $21 per share. Of the 22 million shares, 19,450,000 and 2,550,000 were offered by DST and the Company, respectively. On November 6, 1995, an over-allotment option, granted by the Company to the underwriters, for an additional 3,300,000 DST shares owned by the Company was exercised, effectively completing the DST
     offering.   The approximate $384.0 million net proceeds received by DST were used to reduce outstanding indebtedness to the Company, borrowings on bank credit lines, and for working capital. The approximate $276 million in proceeds received by the Company from sale of DST stock and repayment of indebtedness by DST were used for repayment of debt, repurchase of Company common stock and general corporate purposes. In conjunction with the offering, the Company completed an exchange of 4,253,508 shares of DST common stock for 5,460,000 shares of Company common stock held by the DST portion of the ESOP. The 5,460,000 shares received in the exchange have been accounted for as treasury shares by the Company. With the completion of all associated transactions, the Company's ownership in DST was reduced to approximately 41%, and a pretax gain of approximately $296.3 million was recognized during fourth quarter 1995. The Company recorded approxi-mately $78.6 million in income taxes currently payable and $73.1 million in deferred income taxes in connection with the public offering and associated transactions, resulting in an after-tax gain of approximately $144.6 million.

     Upon completion of the public offering, DST was no longer included in the Company's consolidation, and was accounted for as an equity investment (in accordance with the Company's accounting policy described more fully in
     Note 1) in the Consolidated Statements of Operations for the year ended December 31, 1995 as if it was an unconsolidated subsidiary as of January 1, 1995.

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

     As a result of the transaction, the Company's earnings for the year ended December 31, 1996 include approximately $47.7 million (after-tax), or $0.41 per diluted share, representing the Company's proportionate share of the one-time gain recognized by DST in connection with the merger. Continuum

     <PAGE 62>

     ceased to be an equity affiliate of DST, thereby eliminating any future Continuum equity affiliate earnings or losses. DST recognized equity losses in Continuum of $4.9 million for the first six months of 1996 and $1.1 million for the year ended December 31, 1995.

     On January 31, 1995, DST completed the sale of its 50% interest in Investors Fiduciary Trust Company Holdings, Inc. ("IFTC"), which wholly-owns Investors Fiduciary Trust Company, to State Street
     Corporation ("State Street"). At closing, DST received 2,986,111 shares of State Street common stock in a tax-free exchange (representing an approximate 4% ownership interest in State Street). As a result of this transaction, equity earnings from DST in 1995 include a net gain of $4.7 million, after consideration of appropriate tax effects. With the closing of the transaction, IFTC ceased to be an unconsolidated affiliate of DST and no further equity in earnings of IFTC have been recorded by DST.


     Note 3.  Restructuring, Asset Impairment and Other Charges

     As discussed in Note 1 to the consolidated financial statements, in re-sponse to changes in the competitive and business environment in the rail industry, the Company revised its methodology for evaluating goodwill recoverability effective December 31, 1997. As a result of this revised methodology (as well as certain changes in estimate), the Company determined that the aggregate carrying value of the goodwill and other in-tangible assets associated with the 1993 MidSouth purchase exceeded their fair value (measured by reference to the net present value of future cash flows). Accordingly, the Company recorded an impairment loss of $91.3 million.

     In connection with the review of its intangible assets, the Company determined that the carrying value of the goodwill associated with Berger exceeded its fair value (measured by reference to various valuation techniques commonly used in the investment management industry) as a result of below-peer performance and growth of the core Berger funds. Accordingly, the Company recorded an impairment loss of $12.7 million.

     During the fourth quarter of 1997, Transportation management committed to dispose, as soon as practicable, certain under-performing branch lines acquired in connection with the 1993 MidSouth purchase, as well as certain of the Company's non-operating real estate. Accordingly, in accordance with SFAS 121, the Company recognized losses aggregating $38.5 million which represents the excess of carrying value over fair value less cost to sell. Results of operations related to these assets included in the accompanying consolidated financial statements cannot be separately identified.

     In accordance with SFAS 121, the Company periodically evaluates the recoverability of its operating properties. As a result of continuing operating losses and a further decline in the customer base of the Transportation segment's bulk coke handling facility (Pabtex) the Company determined that the long-lived assets related thereto may not be fully recoverable. Accordingly, the Company recognized an impairment loss of $9.2 million representing the excess of carrying value over fair value.

     Additionally, the Company recorded expenses aggregating $44.7 million related to restructuring and other costs. This amount includes approximately $27.1 related to the termination of a union productivity fund (which required KCSR to pay certain employees when reduced crew levels were used) and employee separations, as well as, $17.6 million of other costs related to reserves for leases, contracts, impaired invest-ments and other reorganization costs.

     <PAGE 63>

     Note 4. Supplemental Cash Flow Disclosures

     Supplemental Disclosures of Cash Flow Information.

                                         1997       1996       1995
     Cash payments (in millions):
       Interest                        $  64.5    $  56.0    $  72.0
       Income taxes                       65.3      121.0       20.0

     Supplemental Schedule of Noncash Investing and Financing Activities. As discussed in Note 2, the Company purchased a portion of the Berger minority interest. The Company issued 330,000 shares of its common stock, valued at $10.1 million, in exchange for the increased investment in Berger.

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

     Company subsidiaries and affiliates hold various investments which are accounted for as "available for sale" securities as defined in Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). The Company records its proportionate share of any unrealized gains or losses related to these investments, net of deferred taxes, in stockholders' equity. Stockholders' equity increased $25.9, $18.5 and $8.2 million in 1997, 1996 and 1995, respectively, as a result of unrealized gains related to these investments.

     During 1997, 1996 and 1995, the Company issued 245,550, 305,400 and
     161,850 shares of KCSI Common stock, respectively, under various offerings of the Employee Stock purchase Plan ("ESOP"). These shares, totaling a purchase price of $3.1, $3.8 and $2.1 million in 1997, 1996 and 1995, respectively, were subscribed and paid for through employee payroll deduc-tions in years preceding the issuance of stock.

     In connection with the DST public offering in fourth quarter 1995, the Company exchanged DST shares for 5,460,000 shares of KCSI common stock owned by the ESOP with a value of approximately $84.8 million. No cash was exchanged in connection with this transaction.

     At December 31, 1995, the Company had repurchased $11.9 million of its common stock for which cash had not been exchanged prior to year end. The Company recorded a liability for these repurchases, with an offsetting reduction of stockholders' equity.

     As described in greater detail in Note 7, the Company issued $100 million in Debentures in 1995. As part of this transaction, the Company incurred $2.2 million in discount and underwriting fees which were transferred directly to the underwriter. The discount and underwriting fees represent non-cash amounts, which are being amortized over the term of the Debentures.

     <PAGE 64>

     Note 5. Investments

     Investments held for operating purposes include investments in unconsolidated affiliates as follows (in millions):
                                 Percentage
                                 Ownership
     Company Name            December 31, 1997        Carrying Value
                                              1997        1996        1995
     DST (a)                       41%      $ 345.3     $ 283.5     $ 189.9
     Southern Capital              50%         27.6        25.5
     Mexrail (b)                   49%         14.9        14.1        22.4
     Grupo TFM (c)                 37%        288.2         2.7
     Midland (d)                                                       10.2
     Equipment finance receivables                                     41.8
     Other                                     13.6        11.3        10.8
     Market valuation allowances               (6.1)       (1.9)       (3.0)

       Total (e)                            $ 683.5     $ 335.2     $ 272.1

  (a) As a result of the DST public offering and associated transactions completed in November 1995 (discussed in Note 2), the Company's investment in DST was reduced to approximately 41%. Fair market value at December 31, 1997 (based on the New York Stock Exchange closing market price) was approximately $865.0 million

  (b) During 1996, purchase price allocations were completed, and resulted in reclassification of $9.1 million from investments to intangibles, representing excess purchase price over fair value of underlying net assets

  (c) In June 1997, the Mexican Government purchased approximately 24.5% of Grupo TFM, reducing the Company's ownership in Grupo TFM from 49% to approximately 37% (see Note 2)

  (d) Midland, comprising Midland Data Systems, Inc. and Midland Loan Services, L.P., both formerly 45% owned KCSI affiliates, was sold in April 1996

  (e) Fair market value is not readily determinable for investments other than noted above, and in the opinion of management, market value approximates carrying value

     Additionally, DST holds investments in the common stock of State Street and CSC, among others, which are accounted for as "available for sale" securities as defined by SFAS 115. The Company records its proportionate share of any unrealized DST gains or losses related to these investments, net of deferred taxes, in stockholders' equity.

     Transactions With and Between Unconsolidated Affiliates. The Company and its subsidiary, KCSR, paid certain expenses on behalf of Grupo TFM during 1997. In addition, the Company has a management services agreement with Grupo TFM to provide certain consulting and management services. The total amount, $2.6 million, is reflected as an accounts receivable in the Company's consolidated balance sheet.

     In connection with the October 1996 formation of the Southern Capital joint venture, KCSR entered into operating leases with Southern Capital for locomotives and rolling stock at rental rates management believes re-flect market. KCSR paid Southern Capital $23.5 and 4.5 million under these operating leases in 1997 and 1996, respectively. Additionally, Southern Group, Inc. ("SGI"), a wholly-owned subsidiary of KCSR, entered into a contract with Southern Capital to manage the loan portfolio assets held by Southern Capital, as well as to perform general administrative and accounting functions for the venture. Payments under this contract were approximately $1.7 million in 1997 and $.3 million in 1996.

     Throughout 1996, the Company repurchased KCSI common stock owned by DST's portion of the ESOP. In total, 1,605,000 shares were repurchased for approximately $24.2 million.

     <PAGE 65>

     Together, Janus and Berger recognized approximately $5.3, $5.4 and $4.5 million in 1997, 1996 and 1995, respectively, in expenses associated with various services provided by DST and its subsidiaries and affiliates.

     Janus recorded $7.1, $5.9 and $4.8 million in revenues for the years ended December 31, 1997, 1996 and 1995, respectively, representing management fees earned from IDEX.

     DST had loans outstanding to the Company throughout the first ten months of 1995, which were repaid in connection with the public offering. The Company recognized approximately $8.8 million in interest income related to this indebtedness during 1995. Additionally, DST paid a special dividend of $150 million to the Company in May 1995.

     Financial Information.  Combined financial information of all unconsolidated affiliates, which the Company and its subsidiaries account for under the equity method, is as follows (in millions):
                                              DECEMBER 31, 1997
                                               Grupo
                                     DST        TFM       Other        Total

Investment in
  unconsolidated affiliates      $  345.3    $  288.2    $  44.6     $  678.1

Equity in net assets of
  unconsolidated affiliates         345.3       285.1       39.6        670.0

Dividends and distributions received
  from unconsolidated affiliates        -           -        0.2          0.2

Financial Condition:
Current assets                   $  231.3    $  114.7    $ 199.1     $  545.1
Non-current assets                1,124.1     1,990.4       85.9      3,200.4
  Assets                         $1,355.4    $2,105.1    $ 285.0     $3,745.5

Current liabilities              $  141.0    $  158.5    $  13.2     $  312.7
Non-current liabilities             378.7       830.6      191.7      1,401.0
Minority interest                               345.4                   345.4
Equity of stockholders and
  partners                          835.7       770.6       80.1      1,686.4
  Liabilities and equity         $1,355.4    $2,105.1    $ 285.0     $3,745.5

Operating results:
  Revenues                       $  650.7    $  206.4    $  83.2     $  940.3

  Costs and expenses             $  558.4    $  190.5    $  61.4     $  810.3

  Net Income (loss)              $   59.0    $  (36.5)   $   5.9     $   28.4

     <PAGE 66>

                                                   DECEMBER 31, 1996
                                                  Grupo
                                         DST       TFM       Other     Total
Investment in unconsolidated
  affiliates                          $  283.5   $   2.7   $  39.7   $  325.9

Equity in net assets of
  unconsolidated affiliates              283.1       2.1      35.2      320.4

Dividends and distributions received
  from unconsolidated affiliates             -         -       3.7        3.7

Financial Condition:
Current assets                        $  201.3   $   1.2   $  34.4   $  236.9
Non-current assets                       920.3       4.2     331.7    1,256.2
  Assets                              $1,121.6   $   5.4   $ 366.1   $1,493.1

Current liabilities                   $  129.3   $   1.2   $  27.2   $  157.7
Non-current liabilities                  297.1         -     267.7      564.8
Equity of stockholders and partners      695.2       4.2      71.2      770.6
  Liabilities and equity              $1,121.6   $   5.4   $ 366.1   $1,493.1

Operating results:
Revenues                              $  580.8   $     -   $  76.4   $  657.2

Costs and expenses                    $  523.8   $     -   $  62.0   $  585.8

Net Income                            $  167.2(i)$     -   $   4.9   $  172.1


     (i)Significant increase in 1996 over 1995 is attributable to the one-time gain recorded by DST as a result of the merger of its Continuum investment in third quarter 1996 (see Note 2)

                                                       DECEMBER 31, 1995
                                                    DST      Other    Total
      Investment in unconsolidated affiliates     $ 189.9   $ 31.4   $  221.3

      Equity in net assets of
        unconsolidated affiliates                   190.7     18.8      209.5

      Dividends and distributions received
        from unconsolidated affiliates              150.0       -       150.0

     Financial Condition:
      Current assets                              $ 188.5   $  61.8   $ 250.3
      Non-current assets                            561.0       8.9     569.9
        Assets                                    $ 749.5   $  70.7   $ 820.2

      Current liabilities                         $ 133.2   $  45.2   $ 178.4
      Non-current liabilities                       150.0      12.6     162.6
      Equity of stockholders and partners           466.3      12.9     479.2
        Liabilities and equity                    $ 749.5   $  70.7   $ 820.2

     <PAGE 67>

     Operating results:
      Revenues                                    $ 484.1   $  57.9   $ 542.0

      Costs and expenses                          $ 443.3   $  33.8   $ 477.1

      Net Income                                  $  27.7   $  13.3   $  41.0

     Generally, the difference between the carrying amount of the Company's investment in unconsolidated affiliates and the underlying equity in net assets is attributable to certain equity investments whose carrying amounts have been reduced to zero, and report a net deficit. In addition, with respect to the Company's investment in Grupo TFM, the effects of foreign currency transactions and capitalized interest prior to June 23, 1997, which are not recorded on the investees books, also result in these differences. However, in 1995, the larger difference between the carrying amount and the underlying equity in net assets of unconsolidated affiliates was a result of initial purchase price allocations related to the Mexrail acquisition. Upon completion of the purchase price allocation in 1996, $9.1 million was reclassified from investments to intangibles, representing excess purchase price over fair value of underlying net assets (see Note 2).

     Other. Interest income on cash and equivalents and short-term investments was $3.8, $4.9 and $2.8 million in 1997, 1996 and 1995, respectively.


     Note 6. Other Balance Sheet Captions

     Accounts Receivable.  Accounts receivable include the following allowances
     (in millions):
                                               1997       1996       1995
     Accounts receivable                     $ 181.9    $ 141.4    $ 140.2
     Allowance for doubtful accounts            (4.9)      (3.3)      (4.6)

     Accounts receivable, net                $ 177.0    $ 138.1    $ 135.6

     Doubtful accounts expense               $   1.6    $   1.4    $   1.8


     Other Current Assets.  Other current assets include the following items (in millions):
                                               1997        1996      1995
     Marketable investments
       (cost approximates market)            $  93.5    $   67.8   $  26.8

     Maturities of equipment finance receivables
       (Southern Leasing Corporation)              -          -       27.0
     Deferred income taxes                      10.1         8.6      10.6
     Other                                      20.6        15.4       9.6

        Total                                $ 124.2    $   91.8   $  74.0

     <PAGE 68>


     Properties.  Properties and related accumulated depreciation and amortization are summarized below (in millions):
                                          1997          1996         1995
     Properties, at cost
      Transportation
       Road properties                  $ 1,306.4    $ 1,308.2    $ 1,234.9
       Equipment, including $15.4 financed
         under capital leases               294.6        289.2        473.1
       Other                                106.2         76.8         76.2
      Financial Asset Management, including
       $1.4 equipment financed under
       capital leases                        38.6         36.4         35.8

       Total                            $ 1,745.8    $ 1,710.6    $ 1,820.0

     Accumulated depreciation and amortization
      Transportation
       Road properties                  $   346.2    $   330.3    $   299.8
       Equipment, including $10.8,
         $10.2 and $9.5 for capital leases  116.8        109.3        193.0
       Other                                 26.4         24.1         22.8
      Financial Asset Management
       including $1.4, $1.4 and $1.0
       for equipment capital leases          29.2         27.6         22.5

          Total                         $   518.6    $   491.3    $   538.1

         Net Properties                 $ 1,227.2    $ 1,219.3    $ 1,281.9

     As discussed in Note 3, in accordance with SFAS 121, the Company recorded a charge representing long-lived assets held for disposal and impairment of assets.


     Intangibles and Other Assets.  Intangibles and other assets include the following items (in millions):
                                             1997         1996        1995

     Intangibles                         $   141.2    $   250.3    $   202.9
     Accumulated amortization                (18.1)       (40.6)       (29.2)
       Net                                   123.1        209.7        173.7
     Other assets                             27.3         27.8         30.7

        Total                            $   150.4    $   237.5    $   204.4

     As discussed in Note 1, effective December 31, 1997, the Company changed its method of evaluating the recoverability of goodwill. Also, see Note 3 for discussion of goodwill impairment recorded during fourth quarter 1997.

     <PAGE 69>


     Accrued Liabilities.  Accrued liabilities include the following items (in millions):
                                                   1997       1996       1995

     Prepaid freight charges due other railroads $  38.6    $  26.1    $  36.8
     Current interest payable on indebtedness       17.2       15.2       16.3
     Federal income taxes currently payable          2.5        0.8       66.4
     Contract allowances                            20.2       14.0        5.1
     Productivity Fund liability                    24.2          -          -
     Other                                         115.1       78.3       88.5

        Total                                    $ 217.8    $ 134.4    $ 213.1

     See Note 3 for discussion of reserves established for restructuring and other charges.


     Note 7. Long-Term Debt

     Indebtedness Outstanding.  Long-term debt and pertinent provisions follow
     (in millions):
                                                  1997       1996     1995
     KCSI
     Competitive Advance & Revolving Credit
      Facilities, through May 2000              $ 282.0    $  40.0   $    -
      Rates: Below Prime
     Notes and Debentures, due July
      1998 to December 2025                       500.0      500.0     500.0
      Unamortized discount                         (2.7)      (3.0)     (3.4)
      Rates: 5.75% to 8.80%

     KCSR
     Equipment trust indebtedness, due
      serially to June 2009                        88.9       96.1     104.7
      Rates: 7.15% to 15.00%

     Other
     Short-term renewable lease financing and
      other working capital lines                  31.0         -       30.6
      Rates:  Below Prime
     Subordinated and senior notes, secured term
      loans and industrial revenue bonds, due
      December 1999 to December 2012               17.4       12.0      12.3
      Rates: 3.0% to 7.89%

     Total                                        916.6      645.1     644.2
     Less: debt due within one year               110.7        7.6      10.4
     Long-term debt                             $ 805.9    $ 637.5   $ 633.8


     <PAGE 70>


     KCSI Credit Agreements.  The Company's lines of credit at December 31, 1997 follow (in millions):
                                  Facility
         Lines of Credit            Fee       Total     Unused

       KCSI                    .07 to .25%   $ 515.0  $  233.0
       KCSR                         .1875%       5.0       5.0
       Gateway Western              .1875%      40.0       9.0
             Total                           $ 560.0  $  247.0


     On May 5, 1995, the Company established a new credit agreement in the amount of $400 million. The credit agreement replaced approximately $420 million of then existing Company credit agreements which had been in place for varying periods since 1992. Proceeds of the facility have been and are anticipated to be used for general corporate purposes. The agreement contains a facility fee ranging from .07 - .25% per annum, interest rates below prime and terms ranging from one to five years. The Company also has various other lines of credit lines totaling $160 million. These additional lines, which are available for general corporate purposes, have interest rates below prime and terms of less than one year. At December 31, 1997, the Company had $313.0 million outstanding under its various lines of credit. Among other provisions, the agreements limit subsidiary indebtedness and sale of assets, and require certain coverage ratios to be maintained.

     As discussed in Note 2, in January 1997, the Company made an approximate $297 million capital contribution to Grupo TFM, of which approximately $277 million was used by Grupo TFM for the purchase of TFM. This payment was funded using borrowings under the Company's lines of credit.

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

     KCSI ESOP. In 1988, the Company established a $39 million leveraged ESOP (see Note 9). Related indebtedness was guaranteed by the Company.

     In 1995, the Company retired the remaining ESOP indebtedness through contributions totaling $13.2 million, which included $9.0 million in accelerated payments.


     <PAGE 71>

     KCSR Indebtedness. KCSR has purchased rolling stock under conditional sales agreements, equipment trust certificates and capitalized lease obligations, which equipment has been pledged as collateral for the related indebtedness.

     Other Agreements, Guarantees, Provisions and Restrictions. As previously noted, the Company has debt agreements containing restrictions on subsidiary indebtedness, advances and transfers of assets, and sale and leaseback transactions, as well as requiring compliance with various financial covenants. At December 31, 1997, the Company was in compliance with the provisions and restrictions of these agreements. Because of certain financial covenants contained in the credit agreements, however, maximum utilization of the Company's available lines of credit may be restricted. Unrestricted retained earnings at December 31, 1997 were $204.7 million.

     Leases and Debt Maturities. The Company and its subsidiaries lease transportation equipment, and office and other operating facilities under various capital and operating leases. Rental expenses under operating leases were $64, $42 and $30 million for the years 1997, 1996 and 1995, respectively. As more fully described in Note 2, in connection with the Southern Capital joint venture transactions completed in October 1996, KCSR entered into operating leases with Southern Capital for locomotives and railroad rolling stock. Accordingly, 1997 rental expense under operating leases was higher than previous years.


     Minimum annual payments and present value thereof under existing capital leases, other debt maturities, and minimum annual rental commitments under noncancellable operating leases, are as follows (in millions):

                      Capital Leases                      Operating Leases
            Minimum           Net
             Lease   Less   Present   Other   Total    Affili-   Third
           PaymentsInterest  Value    Debt     Debt      ates    Party   Total

     1998    $ 0.9   $ 0.4   $ 0.5   $110.2   $110.7   $ 25.1   $ 37.9   $ 63.0
     1999      0.8     0.4     0.4     10.3     10.7     25.1     28.5     53.6
     2000      0.8     0.4     0.4     10.6     11.0     25.1     22.8     47.9
     2001      0.8     0.3     0.5     12.3     12.8     25.1     16.3     41.4
     2002      0.8     0.3     0.5     12.2     12.7     25.1     10.5     35.6
     Later
       years   3.6     1.1     2.5    756.2    758.7    105.7     18.8    124.5

     Total   $ 7.7   $ 2.9   $ 4.8   $911.8   $916.6   $231.2   $134.8   $366.0



     Fair Value of Long-Term Debt. Based upon the borrowing rates currently available to the Company and its subsidiaries for indebtedness with similar terms and average maturities, the fair value of long-term debt was approximately $947, $663 and $679 million at December 31, 1997, 1996 and 1995, respectively.

     <PAGE 72>

     Note 8. Income Taxes

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


     The following summarizes pretax income (loss) for the years ended December
     31, (in millions):
                                     1997       1996       1995
     Domestic                      $  92.1    $ 237.3    $ 440.1
     International                   (12.9)         -          -
     Total                         $  79.2    $ 237.3    $ 440.1



     Tax Expense.  Income tax expense (benefit) attributable to continuing operations consists of the following components (in millions):
                                    1997       1996       1995
     Current
       Federal                    $  73.4    $  45.6    $  78.7
       State and local               11.6        6.4       15.2
          Total current              85.0       52.0       93.9
     Deferred
       Federal                      (14.1)      15.7       86.2
       State and local               (2.5)       2.9       12.8
          Total deferred            (16.6)      18.6       99.0

     Total income tax provision   $  68.4    $  70.6    $ 192.9



     Deferred Taxes. Deferred taxes are recorded based upon differences between the financial statement and tax basis of assets and liabilities, and available tax credit carryovers.  Temporary differences which give rise to a significant portion of federal deferred tax expense (benefit) applicable to continuing operations are as follows (in millions):
                                     1997       1996       1995
     Depreciation                  $  19.5    $   5.4    $  19.8
     Asset impairment                (33.5)
     DST investment                                         56.3
     Employee plan accruals           (4.5)      (4.8)       2.5
     Alternative Minimum Tax
       ("AMT") credit and Net
       Operating Loss ("NOL")
       carryovers                      8.8        9.9        6.6
     Other, net                       (4.4)       5.2        1.0
     Total                         $ (14.1)   $  15.7    $  86.2


     <PAGE 73>


     The federal and state deferred tax liabilities (assets) recorded on the
     Consolidated Balance Sheets at December 31, 1996, 1995 and 1994,
     respectively, follow (in millions):
                                               1997       1996       1995
     Liabilities:
       Depreciation                          $ 306.6    $ 302.7    $ 281.1
       Equity, unconsolidated affiliates       106.8       93.4       74.0
       Other, net                                0.4                   0.5
         Gross deferred tax liabilities        413.8      396.1      355.6

     Assets:
       NOL and AMT credit carryovers           (11.2)     (14.6)     (26.5)
       Book reserves not currently deductible
         for tax                               (57.8)     (34.7)     (26.4)
       Deferred compensation and other
         employee benefits                     (13.3)      (7.7)      (2.5)
       Deferred revenue                         (2.9)      (4.2)      (4.6)
       Vacation accrual                         (3.3)      (2.7)      (2.6)
       Other, net                               (3.2)      (3.1)
         Gross deferred tax assets             (91.7)     (67.0)     (62.6)
     Net deferred tax liability              $ 322.1    $ 329.1    $ 293.0


     Based upon the Company's history of operating earnings and its expecta-tions for the future, management has determined that operating income of the Company will, more likely than not, be sufficient to recognize fully the above gross deferred tax assets.

     Tax Rates.  Differences between the Company's effective income tax rates applicable to continuing operations and the U.S. federal income tax statutory rates of 35% in 1997, 1996 and 1995, are as follows (in millions):
                                                  1997       1996      1995
     Income tax expense using the
       statutory rate in effect                 $  27.7    $  83.0    $ 154.1
     Tax effect of:
       Earnings of equity investees                (7.0)     (19.5)      (1.4)
       Goodwill Impairment                         35.0
       1995 DST transactions                                             20.5
       Charitable contributions of
         appreciated property                                            (3.2)
       Other, net                                   3.6       (2.2)      (5.1)

     Federal income tax expense                    59.3       61.3      164.9
     State and local income tax expense             9.1        9.3       28.0

     Total                                      $  68.4    $  70.6    $ 192.9

     Effective tax rate                            86.4%      29.7%      43.8%



     Tax Carryovers. At December 31, 1997, the Company had $4.0 million of alternative minimum tax credit carryover generated by MidSouth and Gateway Western prior to acquisition by the Company. These credits can be carried forward indefinitely and are available on a "tax return basis" to reduce future federal income taxes payable.

     <PAGE 74>

     The amount of federal NOL carryover generated by MidSouth and Gateway Western prior to acquisition was $67.8 million. The Company utilized approximately $24.1 and $31.9 million of these NOL's in 1997 and 1996, respectively, leaving approximately $11.8 million of carryover available, with expiration dates beginning in the year 2005. The use of preacquisition net operating losses and tax credit carryovers is subject to limitations imposed by the Internal Revenue Code. The Company does not anticipate that these limitations will affect utilization of the carryovers prior to their expiration.

     Tax Examinations. Examinations of the consolidated federal income tax returns by the Internal Revenue Service ("IRS") have been completed for the years 1990-1992 and the IRS has proposed certain tax assessments for these years. For years prior to 1988, the statute of limitations has closed, and for 1988-1989, all issues raised by the IRS examinations have been resolved. In addition, other taxing authorities have also completed examinations principally through 1992, and have proposed additional tax assessments for which the Company believes it has recorded adequate reserves.

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

     Note 9. Stockholders' Equity

     Pro Forma Fair Value Information for Stock-Based Compensation Plans.  At
     December 31, 1997, the Company had several stock-based compensation plans, which are described separately below.  The Company applies APB 25, and related interpretations, in accounting for its plans. No compensation cost has been recognized for its fixed stock option plans and its ESPP.  Had compensation cost for the Company's stock-based compensation plans been determined in accordance with the fair value accounting method prescribed by SFAS 123 for options issued after December 31, 1994, the Company's net income (loss) and earnings (loss) per share would have been reduced
     (increased) to the pro forma amounts indicated below:
                                             1997         1996       1995
       Net income (loss) (in millions):
          As reported                      $ (14.1)     $ 150.9    $  236.7
          Pro Forma                          (21.1)       146.5       231.8

       Earnings (loss) per Basic share:
          As reported                      $ (0.13)     $  1.33    $   1.86
          Pro Forma                          (0.20)        1.29        1.82

       Earnings (loss) per Diluted share:
          As reported                      $ (0.13)     $  1.31    $   1.80
          Pro Forma                          (0.20)        1.26        1.77


     Stock Option Plans. Employee Stock Option Plans established in 1978, 1983, 1987 and 1991, as amended, provide for the granting of options to purchase up to 58.8 million shares (after stock splits) of the Company's common stock by officers and other designated employees. In addition, the Company established a 1993 Directors' Stock Option Plan with a maximum of 360,000 shares for grant. Such options have been granted at 100% of the average market price of the Company's stock on the date of grant and generally may not be exercised sooner than one year, nor longer than ten years following the date of the grant, except that options outstanding for six months or more, with limited rights, become

     <PAGE 75>

     immediately exercisable upon certain defined circumstances constituting a change in control of the Company. The Plans include provisions for stock appreciation rights and limited rights ("LRs"). All outstanding options include LRs, except for options granted to non-employee Directors.

     For purposes of computing the pro forma effects of option grants under the fair value accounting method prescribed by SFAS 123, the fair value of each option grant is estimated on the date of grant using a version of the
     Black-Scholes option pricing model.  The following assumptions were used for the various grants depending on the date of grant, nature of vesting and term of option:
                                     1997             1996            1995
       Dividend Yield             .47% to .82%    .81% to .93%    .87% to 1.19%
       Expected Volatility          24% to 31%      30% to 32%       31% to 33%
       Risk-free Interest Rate  5.73% to 6.57%  5.27% to 6.42%   5.65% to 7.69%
       Expected Life                   3 years         3 years          3 years


     A summary of the status of the Company's stock option plans as of December
     31, 1997, 1996 and 1995, and changes during the years then ended, is presented below:
                          1997                   1996              1995
                             Weighted-             Weighted-          Weighted-
                              Average               Average            Average
                             Exercise              Exercise           Exercise
                    Shares    Price       Shares     Price     Shares    Price

Outstanding at
  January 1       10,384,149  $10.83    11,026,116  $ 9.68    9,841,545  $ 6.04
Exercised         (1,874,639)  10.33    (1,554,567)   5.48   (1,993,629)   4.49
Canceled/
  Expired           (401,634)  15.40       (33,570)  14.57   (1,117,800)   5.60
Granted            1,784,705   18.51       946,170   15.57    4,296,000   14.54

Outstanding at
  December 31      9,892,581   12.12    10,384,149   10.83   11,026,116    9.68


Exercisable at
  December 31      8,028,475             5,754,549            6,439,116

Weighted-Average
  Fair Value of
  options granted
  during the year     $ 4.72                $ 4.10               $ 3.98


     The following table summarizes the information about stock options outstanding at December 31, 1997:
                                OUTSTANDING                   EXERCISABLE
                                 Weighted-      Weighted-             Weighted-
     Range of       Number        Average       Average    Number     Average
     Exercise     Outstanding    Remaining      Exercise Exercisable  Exercise
     Prices       at 12/31/97  Contractual Life  Price   at 12/31/97    Price
     $  2 - 7      2,639,034       3.8 years     $4.15    2,639,034     $4.15
        7 - 14     2,115,923       6.4           11.47    2,115,923     11.47
       14 - 34     5,137,624       8.3           16.48    3,273,518     15.47

        2 - 34     9,892,581       6.7           12.12    8,028,475     10.69



     Shares available for future grants at December 31, 1997 aggregated 10,483,867.

     <PAGE 76>

     Stock Purchase Plan. The ESPP, established in 1977, provides to substantially all full-time employees of the Company, certain subsidiaries and certain other affiliated entities, the right to subscribe to an aggregate of 22.8 million shares of common stock. The purchase price for shares under any stock offering is to be 85% of the average market price on either the exercise date or the offering date, whichever is lower, but in no event less than the par value of the shares. At December 31, 1997, there were approximately 11.8 million shares available for future offerings.

     The following table summarizes activity related to the various ESPP offerings:
                       Date        Shares                Shares       Date
                     Initiated   Subscribed    Price     Issued      Issued
     Tenth Offering      1996      251,079    $13.35     233,133     1997/1998
     Ninth Offering      1995      291,411     12.73     247,729     1996/1997
     Eighth Offering     1993      661,728     12.73     481,929  1994 to 1996


     For purposes of computing the pro forma effects of employees' purchase rights under the fair value accounting method prescribed by SFAS 123, the fair value of the Tenth and Ninth Offerings, in 1996 and 1995, under the
     ESPP are estimated on the date of grant using a version of the Black-
     Scholes option pricing model.  The following weighted-average assumptions were used:
                                              1996       1995

           Dividend Yield                       .85%      .88%
           Expected Volatility                   30%       32%
           Risk-free Interest Rate             5.50%     5.45%
           Expected Life                      1 year    1 year

     The weighted-average fair value of purchase rights granted under the Tenth and Ninth Offerings of the ESPP were $3.56 and $3.49, respectively. There were no offerings in 1997.

     Forward Stock Purchase Contract. During 1995, the Company entered into a forward stock purchase contract ("the contract") as a means of securing a potentially favorable price for the repurchase of six million shares of its common stock in connection with the stock repurchase program authorized by the Company's Board of Directors on April 24, 1995. During 1997 and 1996, the Company purchased (post-split) 2.4 and 3.6 million shares, respectively, under this arrangement at an aggregate price of $39 and $56 million (including transaction premium), respectively. The contract contained provisions which allowed the Company to elect a net cash or net share settlement in lieu of physical settlement of the shares; however, all shares were physically settled. The transaction was recorded in the Company's financial statements upon settlement of the contract in accordance with the Company's accounting policies described in Note 1.

     Employee Stock Ownership Plan. In 1987 and 1988, KCSI and DST established leveraged ESOPs for employees not covered by collective bargaining agree-ments by collectively purchasing $69 million of KCSI common stock from Treasury at a then current market price of $49 per share ($4.08 per share effected for stock splits). During 1990, the two plans were merged into one plan known as the KCSI ESOP. The indebtedness was retired in full during 1995. In October 1995, the ESOP became a multiple employer plan covering both KCSI employees and DST employees, and was renamed The Employee Stock Ownership Plan. KCSI contributions to its portion of the ESOP are based on a percentage (determined by the Compensation Committee of the Board of Directors) of wages earned by eligible employees.

     <PAGE 77>

     The Company's employee benefit expense for the ESOP aggregated $2.9, $2.4 and $5.7 million in 1997, 1996 and 1995, respectively. Interest incurred on the indebtedness was $0.8 million in 1995. Dividends used to service the ESOP indebtedness were $1.6 million in 1995.

     Employee Plan Funding Trust. On October 1, 1993, KCSI transferred one million shares of KCSI Series B Convertible Preferred Stock (the "Series B Preferred Stock") to the Kansas City Southern Industries, Inc. Employee Plan Funding Trust ("the Trust"), a grantor trust established by KCSI.
     The purchase price of the stock (based upon an independent valuation) was $200 million, which the Trust financed through KCSI. The indebtedness of the Trust to KCSI is repayable over 27 years with interest at 6% per year, with no principal payments in the first three years. The Trust, which is administered by an independent bank trustee and consolidated into the Company's financial statements, will repay the indebtedness to KCSI utilizing dividends and other investment income, as well as other cash obtained from KCSI. As the debt is reduced, shares of the Series B Preferred Stock, or shares of common stock acquired on conversion, may be released and available for distribution to various KCSI employee benefit plans, including its ESOP, Stock Option Plan and Stock Purchase Plans. Principal payments totaling $21.1 million have been made since inception; however, no shares have been released or are available for distribution to these plans. Only shares that have been released and allocated to employees are considered for purposes of computing diluted earnings per share.

     The Series B Preferred Stock, which has a $10 per share (5%) annual dividend and a $200 per share liquidation preference, is convertible into common stock at an initial ratio of twelve shares of common stock for each share of Series B Preferred Stock. The Series B Preferred Stock is redeemable after April 1, 1995 at a specified premium and under certain other circumstances.

     The Series B Preferred Stock can be held only by the Trust or its beneficiaries - the employee benefit plans of KCSI. The full terms of the Series B Convertible Preferred Stock are set forth in a Certificate of Designations approved by the Board of Directors and filed in Delaware.

     Treasury Stock. The Company issued shares of common stock from Treasury - 2,031,162 in 1997, 1,557,804 in 1996 and 1,569,960 in 1995 - to fund the exercise of options and subscriptions under various employee stock option and purchase plans. Treasury stock previously acquired had been accounted for as if retired. The Company purchased shares as follows: 2,863,983 in 1997, 9,829,599 in 1996 and 14,935,371 in 1995 .


     Note 10. Minority Interest

     Purchase Agreements. Agreements between KCSI and Janus minority owners contain, among other provisions, mandatory stock purchase provisions whereby under certain circumstances, KCSI would be required to purchase the minority interest of Janus.

     In late 1994, the Company was notified that certain Janus minority owners made effective the mandatory purchase provisions for a certain percentage of their ownership. In the aggregate, the value of the shares made effective for mandatory purchase totaled $59 million. Concurrent with the notification of these mandatory purchase provisions, the Company negotiated the early termination of certain Janus compensation arrange-ments, which began in 1991. These compensation arrangements, which were scheduled to be fully vested at the end of 1996, permitted individuals to earn units (which vested over time) based upon Janus earnings, and would have continued to accrue benefits in subsequent years. The negotiated termination resulted in payments of $48 million in cash by Janus, of which approximately $21 million had been accrued.

     <PAGE 78>

     In early 1995, the Janus employees whose compensation arrangements were terminated used their after-tax net proceeds to purchase certain portions of the shares made available due to the mandatory purchase notification discussed above. In addition, the Janus minority group was restructured to allow for minority ownership by other key Janus employees. These employees also purchased portions of the minority shares (available as a result of the mandatory purchase notification) through payment of $10.5 million in cash and recourse loans financed by KCSI. The remaining minority shares made effective for mandatory purchase were purchased by Janus ($6.1 million, as treasury stock) and KCSI ($12.7 million).

     As a result of KCSI's acquisition of additional Janus shares and the reduction of total outstanding Janus shares (from Janus' treasury purchase), KCSI increased its ownership in Janus from approximately 81% to 83% in January 1995. Additional purchases were made by minority holders during 1995, partially financed through recourse loans by KCSI in the original amount of $8.8 million. The Company also purchased shares, thereby maintaining its respective ownership percentage. The KCSI share purchases resulted in the recording of intangibles as the purchase price exceeded the value of underlying tangible assets. The intangibles are being amortized over their estimated economic lives.

     The purchase prices of these mandatory stock purchase provisions are based upon a multiple of earnings and/or fair market value determinations depending upon specific agreement terms. If all of the provisions of the Janus minority owner agreements became effective, KCSI would be required to purchase the respective minority interests at a cost currently estimated at approximately $337 million.


     Note 11. Profit Sharing and Other Postretirement Benefits

     Profit Sharing. Qualified profit sharing plans are maintained for most employees not included in collective bargaining agreements. Contributions for the Company and its subsidiaries are made at the discretion of the Boards of Directors in amounts not to exceed the maximum allowable for federal income tax purposes. Profit sharing expense was $2.1 and $1.8 million in 1997 and 1996, respectively. There was no profit sharing expense for the year ended December 31, 1995.

     401(k) Plan. Effective January 1, 1996, the Company transferred its participating employees from the DST 401(k) Employee Savings Plan into the Kansas City Southern Industries, Inc. 401(k) Plan and Trust Agreement ("401(k) plan"). The Company's 401(k) plan permits participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. The Company matches contributions up to a maximum of 3% of compensation. In connection with the required match, the Company's contribution to the plan was $1.3 and $1.2 million in 1997 and 1996, respectively.

     Other Postretirement Benefits. The Company adopted Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"), effective January 1, 1993.
     The Company and several of its subsidiaries provide certain medical, life and other postretirement benefits other than pensions to its retirees. With the exception of the Gateway Western plans, which we discussed below, the medical and life plans are available to employees not covered under collective bargaining arrangements, who have attained age 60 and rendered ten years of service. Individuals employed as of December 31, 1992 were excluded from a specific service requirement. The medical plan is contributory and provides benefits for retirees, their covered dependents and beneficiaries. Benefit expense begins to accrue at age 40. The medical plan was amended effective January 1, 1993 to provide for annual adjustment of retiree contributions, and also contains, depending on the plan coverage selected, certain deductibles, copayments, coinsurance and coordination with Medicare. The life insurance plan is non-contributory and covers retirees only. The Company's policy, in most cases, is to fund benefits payable under these plans as the obligations become due.
     However, certain plan assets (e.g., money market funds) do exist with respect to life insurance benefits.


     <PAGE 79>


     The following table displays a reconciliation of the associated obligations and assets at December 31 (in millions):
                                                    1997       1996      1995
       Accumulated postretirement
         benefit obligation:
         Retirees                                 $   8.9    $   8.1   $   7.7
         Fully eligible active plan participants      0.5        0.6       0.9
         Other active plan participants               4.3        2.2       1.9
         Plan assets                                 (1.3)      (1.3)     (1.7)
       Accrued postretirement
         benefit obligation                       $  12.4    $   9.6   $   8.8



     Net periodic postretirement benefit cost included the following components
     (in millions):
                                                    1997      1996      1995
       Service cost                                $  0.7    $  0.2    $  0.3
       Interest cost                                  0.8       0.7       0.7
       Return on plan assets                         (0.1)     (0.1)     (0.1)

       Net periodic postretirement benefit cost    $  1.4    $  0.8    $  0.9


     The Company's health care costs, excluding Gateway Western, are limited to the increase in the Consumer Price Index ("CPI") with a maximum annual increase of 5%. Accordingly, health care costs in excess of the CPI limit will be borne by the plan participants, and therefore assumptions regarding health care cost trend rates are not applicable.

     The following assumptions were used to determine the postretirement obligations and costs for the years ended December 31:
                                              1997        1996     1995
       Annual increase in the CPI             3.00%       3.00%    3.00%
       Expected rate of return on life
         insurance plan assets                6.50        6.50     6.50
       Discount rate                          7.25        7.75     7.25
       Salary increase                        4.00        4.00     4.00

     Gateway Western's benefit plans are slightly different from those of the Company and other subsidiaries. Gateway Western provides contributory health, dental and life insurance benefits to substantially all of its active and retired employees, including those covered by collective bargaining agreements. Effective January 1, 1998, existing Gateway Western management employees converted to the Company's benefit plans. For 1997, the assumed annual rate of increase in health care costs for Gateway Western employees choosing a preferred provider organization was 8% and 7% for those choosing the health maintenance organization option, decreasing over five years to 6% and 5%, respectively, to remain level thereafter.

     The health care cost trend rate assumption has a significant effect on the Gateway Western amounts represented. An increase in the assumed health care cost trend rates by one percent in each year would increase the accumulated postretirement benefit obligation by $.4 million. The effect of this change on the aggregate of the service and interest cost components of the net periodic postretirement benefit is immaterial.

     <PAGE 80>

     Note 12. Commitments and Contingencies

     Litigation Reserves. In the opinion of management, claims or lawsuits incidental to the business of the Company and its subsidiaries have been adequately provided for in the consolidated financial statements.

     Bogalusa Cases
     In July 1996, the Company was named as one of twenty-seven defendants in various lawsuits in Louisiana and Mississippi arising from the explosion of a rail car loaded with chemicals in Bogalusa, Louisiana on October 23, 1995. As a result of the explosion, nitrogen dioxide and oxides of nitrogen were released into the atmosphere over parts of that town and the surrounding area causing evacuations and injuries. Approximately 25,000 residents of Louisiana and Mississippi have asserted claims to recover damages allegedly caused by exposure to the chemicals.

     The Company neither owned nor leased the rail car or the rails on which it was located at the time of the explosion in Bogalusa. The Company did, however, move the rail car from Jackson to Vicksburg, Mississippi, where it was loaded with chemicals, and back to Jackson where the car was tendered to the Illinois Central Railroad Company ("IC"). The explosion occurred more than 15 days after the Company last transported the rail car. The car was loaded by the shipper in excess of its standard weight when it was transported by the Company to interchange with the IC.

     The lawsuits arising from the chemical release have been scheduled for trial in the fall of 1998. The Company sought dismissal of these suits in the trial courts, which was denied in each case. Appeals are pending in the appellate courts of Louisiana and Mississippi.

     The Company believes that its exposure to liability in these cases is remote. If the Company were to be found liable for punitive damages in these cases, such a judgment could have a material adverse effect on the financial condition of the Company.

     Diesel Fuel Commitments. KCSR has a program to hedge against fluctuations in the price of its diesel fuel purchases. Any gains or losses associated with changes in market value of these hedges are deferred and recognized in the period in which they occur as a component of fuel cost in the period in which the hedged fuel is purchase and used. To the extent
     KCSR hedges portions of its fuel purchases, it may not fully benefit from decreases in fuel prices.

     Beginning in 1998, KCSR hedged approximately 37% of its anticipated 1998 fuel requirements. The hedge transactions represent fuel swaps for approximately two million gallons per month. These contracts have expiration dates through February 28, 1999 and are correlated to market benchmarks. Hedge positions are monitored to ensure that they will not exceed actual fuel requirements in any period. Additionally, KCSR entered into purchase commitments for fuel aggregating approximately 27% of total 1998 anticipated fuel usage.

     As of December 31, 1995, the Company had commitments to purchase approximately $14 million of diesel fuel over the subsequent twelve month period, representing approximately 50% of projected fuel requirements for 1996. The Company entered into minimal commitments for 1997.

     Foreign Exchange Matters. As discussed in Note 1, in connection with the Company's investment in Grupo TFM, a Mexican company, the Company follows the requirements outlined in SFAS 52 (and related authoritative guidance) with respect to financial accounting and reporting for foreign currency transactions and for translating foreign currency financial statements from Mexican pesos into U.S. dollars.

     <PAGE 81>

     The purchase price paid by Grupo TFM for 80% of the common stock of TFM was fixed in Mexican pesos; accordingly, the U.S. dollar equivalent fluctuated as the U.S. dollar/Mexican peso exchange rate changed. The Company's capital contribution (approximately $298 million U.S.) to Grupo TFM in connection with the initial installment of the TFM purchase price was made based on the U.S. dollar/Mexican peso exchange rate on January 31, 1997.

     Grupo TFM paid the remaining 60% of the purchase price in Mexican pesos on June 23, 1997. As discussed above, the final installment was funded using proceeds from Grupo TFM debt financing and the sale of 24.5% of Grupo TFM to the Mexican Government. In the event that the proceeds from these arrangements would not have provided funds sufficient for Grupo TFM to make the final installment of the purchase price, the Company may have been required to make additional capital contributions. Accordingly, in order to hedge a portion of the Company's exposure to a fluctuations in the value of the Mexican peso versus the U.S. dollar, the Company entered into two separate forward contracts to purchase Mexican pesos - $98 million in February 1997 and $100 million in March 1997. In April 1997, the Company realized a $3.8 million pretax gain in connection with these contracts. This gain was deferred until the final installment of the TFM purchase price was made in June 1997, at which time, it was accounted for as a component of the Company's investment in Grupo TFM. These contracts were intended to hedge only a portion of the Company's exposure related to the final installment of the purchase price and not any other transactions or balances.

     Mexico's economy is currently classified as "highly inflationary" as defined in SFAS 52. Accordingly, the U.S. dollar is assumed to be Grupo TFM's functional currency, and any gains or losses from translating Grupo TFM's financial statements into U.S. dollars will be included in the determination of its net income. Any equity earnings or losses from Grupo TFM included in the Company's results of operations will reflect the Company's share of such translation gains and losses.
     The Company continues to evaluate existing alternatives with respect to utilizing foreign currency instruments to hedge its U.S. dollar investment in Grupo TFM as market conditions change or exchange rates fluctuate. At December 31, 1997, the Company had no outstanding foreign currency hedging instruments.

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

     The Company's recorded liabilities for these issues represent its best estimates (on an undiscounted basis) of remediation and restoration costs that may be required to comply with present laws and regulations. At December 31, 1997, these recorded liabilities were not material. Although these costs cannot be predicted with certainty, management believes that the ultimate outcome of identified matters will not have a material adverse effect on the Company's consolidated results of operations or financial condition.

     Panama Railroad Concession. The Government of Panama has granted a concession to the Panama Canal Railway Company ("PCRC"), a joint venture of KCSI and Mi-Jack Products, Inc., to operate a railroad between Panama City and Colon. Upon completion of certain infrastructure improvements, the PCRC will operate an approximate 47-mile railroad running parallel to the Panama Canal and connecting the Atlantic and Pacific Oceans. The PCRC has committed to making at least $30 million in capital improvements and investments in Panama over the next five year period. The Company expects its contribution related to the PCRC project to be less than $10 million. PCRC is in the process of evaluating the overall needs and requirements of the project and alternative financing opportunities.

     <PAGE 82>

     Note 13. Control

     Subsidiaries and Affiliates. In connection with its acquisition of an interest in Janus, the Company entered into an agreement which provides for preservation of a measure of management autonomy at the subsidiary level and for rights of first refusal on the part of minority stockholders, Janus and the Company with respect to certain sales of Janus stock by the minority stockholders. The agreement also requires the Company to purchase the shares of minority stockholders in certain circumstances. In addition, in the event of a "change of ownership" of the Company, as defined in the agreement, the Company may be required to sell its stock of Janus to the minority stockholders or to purchase such holders' Janus stock. Purchase and sales transactions under the agreements are to be made based upon a multiple of the net earnings of Janus and/or fair market value determinations, as defined therein. See
     Note 10 for further details.

     Under the Investment Company Act of 1940, certain changes in ownership of Janus or Berger may result in termination of its investment advisory agreements with the mutual funds and other accounts it manages, requiring approval of fund shareholders and other account holders to obtain new agreements.

     DST, an approximate 41% owned unconsolidated affiliate of the Company, has a Stockholders' Rights Agreement. Under certain circumstances following a "change in control" of KCSI, as defined in DST's Stockholders' Rights Agreement, substantial dilution of the Company's interest in DST could result. The Company is party to certain agreements with TMM covering the Grupo TFM and Mexrail ventures, which contain "change of control" provisions, provisions intended to preserve Company's and TMM's proportionate ownership of the ventures, and super majority provisions with respect to voting on certain significant transactions. Such agree-ments also provide a right of first refusal in the event that either party initiates a divestiture of its equity interest in Grupo TFM or Mexrail. Under certain circumstances, such agreements could affect the Company's ownership percentage and rights in these equity affiliates.

     Employees. The Company and certain of its subsidiaries have entered into agreements with employees whereby, upon defined circumstances constituting a change in control of the Company or subsidiary, certain stock options become exercisable, certain benefit entitlements are automatically funded and such employees are entitled to specified cash payments upon termina-tion of employment.

     Assets. The Company and certain of its subsidiaries have established trusts to provide for the funding of corporate commitments and entitlements of officers, directors, employees and others in the event of a specified change in control of the Company or subsidiary. Assets held in such trusts at December 31, 1997 were not material. Depending upon the circumstances at the time of any such change in control, the most significant factor of which would be the highest price paid for KCSI common stock by a party seeking to control the Company, funding of the Company's trusts could be very substantial.

     Debt. Certain loan agreements and debt instruments entered into or guaranteed by the Company and its subsidiaries provide for default in the event of a specified change in control of the Company or particular subsidiaries of the Company.

     <PAGE 83>

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

     At any time prior to the tenth calendar day after the first date after the public announcement that an acquiring person has acquired beneficial ownership of 20 percent (or 15 percent in some instances) or more of the outstanding shares of the Common Stock of the Company, the Company may redeem the Rights in whole, but not in part, at a price of $0.005 per Right. In addition, the Company's right of redemption may be reinstated following an inadvertent trigger of the Rights (as determined by the Board) if an acquiring person reduces its beneficial ownership to 10 percent or less of the outstanding shares of Common Stock of the Company in a transaction or series of transactions not involving the Company.

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

     <PAGE 84>

     Note 14. Industry Segments

     The Company's two segments, aligned to reflect the Company's current operations, are as follows:

     Transportation. The Company operates a Class I Common Carrier railroad system through its wholly-owned subsidiary, KCSR. As a common carrier, KCSR's customer base includes utilities and a wide range of companies in the petroleum/chemical, agricultural and paper processing industries, among others. The railroad system operates primarily in the United States, from the Midwest to the Gulf of Mexico and on an East-West axis from Dallas, Texas to Meridian, Mississippi. In addition, the Company's wholly-owned subsidiary Gateway Western, operates a regional common carrier rail system primarily on an East-West axis from East St. Louis, Illinois to Kansas City, Missouri. Like KCSR, Gateway Western serves customers in a wide range of industries.

     KCSR and Gateway Western's revenues and earnings are dependent on provid-ing reliable service to its customers at competitive rates, the general economic conditions in the geographic region it serves, and its ability to effectively compete against alternative forms of surface transportation, such as over-the-road truck transportation. KCSR and Gateway Western's ability to construct and maintain its roadway in order to provide safe and efficient transportation service is important to its ongoing viability as a rail carrier. Additionally, the containment of costs and expenses is important in maintaining a competitive market position, particularly with respect to employee costs as approximately 85% of KCSR and Gateway Western's combined employees are covered under various collective bargaining agreements. The Transportation segment also includes the Company's equity investment in Grupo TFM, a Mexican entity.
     Grupo TFM has certain risks associated with operating in Mexico, including, among others, foreign currency exchange, cultural differences, varying labor and operating practices, and differences between the U.S. and Mexican economies.

     Also included in the Transportation segment are several less material subsidiaries (most of which provide support and/or services for KCSR), as well as equity earnings from investments in certain unconsolidated affiliates other than Grupo TFM (including Southern Capital and Mexrail), holding company expenses, intercompany eliminations, and miscellaneous investment activities.

     Financial Asset Management. Janus (an 83% owned subsidiary) and Berger (a wholly-owned subsidiary) manage investments for mutual funds and private accounts. Both companies operate throughout the United States, as well as in parts of Europe, with headquarters in Denver, Colorado. Janus assets under management at December 31, 1997, 1996 and 1995 were $67.8, $46.7 and $31.1 billion, respectively. Berger assets under management at December 31, 1997, 1996 and 1995 were $3.8, $3.6 and $3.4 billion, respectively.

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

     DST is included as an equity investment reported in the Financial Asset Management segment. DST provides sophisticated information processing and computer software services and products, primarily to mutual funds, insurance providers, banks and other financial services organizations. DST operates throughout the United States, with its base of operations in the Midwest and, through certain of its subsidiaries and affiliates, internationally in Canada, Europe, Africa and the Pacific Rim. The earn-ings of DST are dependent in part upon the further growth of the mutual fund industry in the United States, DST's ability to continue to adapt its technology to meet increasingly complex and rapidly changing requirements

     <PAGE 85>

     and various other factors including, but not limited to: reliance on a centralized processing facility; further development of international businesses; continued equity in earnings from joint ventures; and competition from other third party providers of similar services and products as well as from in-house providers.

     Segment Financial Information. Sales between segments were not material in 1997, 1996 or 1995. The year ended December 31, 1995 reflects DST as an unconsolidated affiliate as of January 1, 1995 as a result of the DST public offering and associated transactions completed in November 1995, as discussed in Note 2. Certain amounts in prior years' segment information have been reclassified to conform to the current year presentation.


     <PAGE 86>

     Segment Financial Information, dollars in millions, years ended December
     31,
                       Holding                     Holding
                       Company   Consol-     Janus Company Consol-
                         and     idated       and    and    idated     KCSI
                KCSR    Other Transportation Berger Other    FAM   Consolidated
1997
Revenues       $ 517.8  $ 55.4  $ 573.2    $ 485.0  $ 0.1  $ 485.1    $1,058.3
Costs and
  expenses       383.0    43.1    426.1      247.0    7.1    254.1       680.2
Depreciation and
  amortization    54.7     7.1     61.8       12.6    0.8     13.4        75.2
Restructuring,
  asset impair-
  ment and other
  charges        163.8    14.2    178.0       15.3    3.1     18.4       196.4
    Operating income
      (loss)     (83.7)   (9.0)   (92.7)     210.1  (10.9)   199.2       106.5

Equity in net
  earnings (losses)
  of unconsolidated
  affiliates       2.1   (11.8)    (9.7)       0.6   24.3     24.9        15.2
Interest expense (37.9)  (15.4)   (53.3)      (6.4)  (4.0)   (10.4)      (63.7)
Other, net         4.5     0.5      5.0       10.1    6.1     16.2        21.2
  Pretax income
    (loss)      (115.0)  (35.7)  (150.7)     214.4   15.5    229.9        79.2

Income taxes
  (benefit)       (9.5)   (9.1)   (18.6)      89.6   (2.6)    87.0        68.4
Minority interest    -       -        -       24.9      -     24.9        24.9
  Net income
    (loss)     $(105.5) $(26.6) $(132.1)   $  99.9 $ 18.1  $ 118.0      $(14.1)

Capital
  expenditures $  67.6  $  9.2  $  76.8    $   5.7 $  0.1  $   5.8     $  82.6


1996
Revenues       $ 492.5  $ 25.2  $ 517.7    $ 329.9 $ (0.3) $ 329.6     $ 847.3
Costs and
  expenses       359.3    23.4    382.7      175.2    9.4    184.6       567.3
Depreciation and
  amortization    59.1     3.8     62.9       12.4    0.8     13.2        76.1
  Operating income
    (loss)        74.1    (2.0)    72.1      142.3  (10.5)   131.8       203.9

Equity in net
  earnings (losses) of
  unconsolidated
  affiliates       0.4     1.1      1.5       (0.1)  68.7     68.6        70.1
Interest
  expense        (49.4)   (3.4)   (52.8)      (5.7)  (1.1)    (6.8)      (59.6)
Other, net         6.1     1.8      7.9        5.9    9.1     15.0        22.9
  Pretax income
    (loss)        31.2    (2.5)    28.7      142.4   66.2    208.6       237.3

Income taxes
  (benefit)       14.1    (1.7)    12.4       57.5    0.7     58.2        70.6
Minority interest    -       -        -       15.8      -     15.8        15.8
  Net income
(loss)          $ 17.1  $ (0.8)  $ 16.3    $  69.1 $ 65.5   $134.6     $ 150.9

Capital
  expenditures  $135.1  $  7.5   $142.6    $   1.4 $    -   $  1.4     $ 144.0


1995
Revenues        $502.1  $ 36.4   $538.5    $ 239.8 $ (3.1)  $236.7     $ 775.2
Costs and
  expenses       380.2    19.1    399.3      133.9    7.8    141.7       541.0
Depreciation and
  amortization    55.3     4.9     60.2       13.2    1.6     14.8        75.0
  Operating income
    (loss)        66.6    12.4     79.0       92.7  (12.5)    80.2       159.2

Gain on sale of equity
  investment                                        296.3    296.3       296.3
Equity in net earnings
  of unconsolidated
  affiliates               0.2      0.2              29.6     29.6        29.8
Interest expense (50.7)   (1.2)   (51.9)      (4.9)  (8.7)   (13.6)      (65.5)
Other, net         3.4    (0.4)     3.0        4.3   13.0     17.3        20.3
  Pretax income   19.3    11.0     30.3       92.1  317.7    409.8       440.1

Income taxes       7.9     3.7     11.6       37.8  143.5    181.3       192.9
Minority interest    -       -        -       10.5      -     10.5        10.5
  Net income    $ 11.4  $  7.3   $ 18.7    $  43.8 $174.2   $218.0     $ 236.7

Capital
  expenditures  $110.2  $  5.3   $115.5    $   5.6 $    -   $  5.6     $ 121.1

     <PAGE 87>


     Segment Financial Information, dollars in millions, at December 31,
                       Holding                       Holding
                       Company   Consol-     Janus   Company Consol-
                         and     idated       and      and   idated     KCSI
              KCSR     Other Transportation Berger   Other    FAM  Consolidated
1997
ASSETS
Current
  assets     $  159.7  $  24.3   $  184.0  $ 234.7   $ (45.6) $ 189.1  $  373.1
Investments      31.1    307.2      338.3      2.6     342.6    345.2     683.5
Properties,
  net         1,123.9     93.9    1,217.8      9.3       0.1      9.4   1,227.2
Intangible
assets, net       6.5     23.0       29.5    104.5      16.4    120.9     150.4
  Total      $1,321.2  $ 448.4   $1,769.6  $ 351.1   $ 313.5  $ 664.6  $2,434.2

LIABILITIES AND
  STOCKHOLDERS' EQUITY
Current
  liabilities$  254.0  $  15.7   $  283.5  $  77.5   $  76.5  $ 154.0   $ 437.5
Long-term debt  442.4    377.3      805.9     73.3     (73.3)       -     805.9
Deferred income
  taxes         232.8      4.1      236.9        -      94.3     94.3     332.2
Other            76.6     13.7       90.3     27.3      42.7     70.0     160.3
Net worth       315.4     37.6      353.0    173.0     173.3    346.3     698.3
  Total      $1,321.2  $ 448.4   $1,769.6  $ 351.1   $ 313.5  $ 664.6  $2,434.2

1996
ASSETS
Current
  assets     $  149.3  $   7.4   $  156.7  $ 162.7   $ (27.3) $ 135.4  $  292.1
Investments      29.2     18.1       47.3      2.0     285.9    287.9     335.2
Properties,
  net         1,148.2     62.5    1,210.7      8.5       0.1      8.6   1,219.3
Intangible assets,
  net           153.1    (31.9)     121.2     99.2      17.1    116.3     237.5
  Total      $1,479.8  $  56.1   $1,535.9  $ 272.4   $ 275.8  $ 548.2  $2,084.1


LIABILITIES AND
 STOCKHOLDERS' EQUITY
Current
  liabilities$  200.2  $  (6.8)  $  193.4  $  41.7   $   9.5  $  51.2   $ 244.6
Long-term debt  484.8     36.4      521.2     72.2      44.1    116.3     637.5
Deferred income
  taxes         281.5    (32.3)     249.2      0.5      88.0     88.5     337.7
Other            85.2      6.0       91.2     25.0      32.4     57.4     148.6
Net worth       428.1     52.8      480.9    133.0     101.8    234.8     715.7
  Total      $1,479.8  $  56.1   $1,535.9  $ 272.4   $ 275.8  $ 548.2  $2,084.1

1995
ASSETS
Current
  assets     $  155.2  $  36.4   $  191.5  $  93.5   $  (3.8) $  89.7  $  281.2
Investments       8.9     61.1       70.1      0.9     201.1    202.0     272.1
Properties,
  net         1,198.8     69.8    1,268.6     13.2       0.1     13.3   1,281.9
Intangible
  assets, net   103.0      1.5      104.5     78.4      21.5     99.9     204.4
  Total      $1,465.9  $ 168.8   $1,634.7  $ 186.0   $ 218.9  $ 404.9  $2,039.6


LIABILITIES AND
  STOCKHOLDERS' EQUITY

Current
  liabilities$  201.1  $  10.5   $  211.6  $  25.5   $  83.3  $ 108.8  $  320.4
Long-term debt  604.2     99.6      633.8     51.0     (51.0)       -     633.8
Deferred income
  taxes         226.2      6.6      232.8      0.5      70.3     70.8     303.6
Other            35.8      5.9       41.7     12.6      32.3     44.9      86.6
Net worth       398.6     46.2      514.8     96.4      84.0    180.4     695.2
  Total      $1,465.9  $ 168.8   $1,634.7  $ 186.0   $ 218.9  $ 404.9  $2,039.6


     <PAGE 88>

     Note 15. Quarterly Financial Data (Unaudited)

     Quarterly financial data follows. Certain amounts in the quarterly financial data have been reclassified to conform to the current year presentation.

     Fourth Quarter 1997 includes an after-tax charge of $158.1 million, ($1.47 per basic and diluted share) representing restructuring, asset impairment and other charges. See detailed discussion in Notes 1, 3 and 6.


     (in millions, except per share amounts):
                                                        1997
                                         Fourth    Third    Second    First
                                         Quarter  Quarter  Quarter  Quarter (i)

     Revenues                             $ 294.3  $ 273.6  $ 252.6  $ 237.8
     Costs and expenses                     179.9    169.8    166.8    163.7
     Depreciation and amortization           19.0     19.3     18.4     18.5
     Restructuring, asset impairment and
       other charges                        196.4        -        -        -
       Operating income (loss)             (101.0)    84.5     67.4     55.6

     Equity in net earnings (losses) of
       unconsolidated affiliates:
       DST                                    6.9      5.6      5.7      6.1
       Grupo TFM                             (7.6)    (2.3)    (3.0)       -
       Other                                  1.0      1.0      1.2      0.6
     Interest expense                       (17.1)   (19.3)   (13.6)   (13.7)
     Other, net                               6.5      4.4      4.3      6.0
       Pretax income (loss)                (111.3)    73.9     62.0     54.6

     Income taxes (benefit)                  (2.7)    25.4     24.3     21.4
     Minority interest                        7.6      6.7      5.9      4.7
       Net income (loss)                  $(116.2) $  41.8  $  31.8  $  28.5

     Earnings (loss) per share (ii):
       Basic                              $ (1.08) $  0.39  $  0.29  $  0.26

       Diluted                            $ (1.08) $  0.38  $  0.29  $  0.26

     Dividends per share:
       Preferred                         $    .25  $   .25  $   .25  $   .25
       Common                            $   .040  $  .040  $  .033  $  .033

     Stock Price Ranges:
       Preferred - High                   $18.000  $19.000  $17.500  $17.000
                 - Low                     17.000   15.500   15.500   16.000

       Common - High                       34.875   34.438   21.583   18.958
              - Low                        27.125   21.292   16.625   14.583

 (i) The various components of the Statement of Operations have been restated from those reported in the Company's Form 10-Q for the three months ended March 31, 1997. This restatement is attributable to the inclusion of Gateway Western as an unconsolidated wholly-owned subsidiary during first quarter 1997 pending approval of the Company's acquisition of Gateway Western from the STB. Upon receiving STB approval in May 1997, Gateway Western was included in the Company's consolidated financial statements retroactive to January 1, 1997.

 (ii) The accumulation of 1997's four quarters for Basic and Diluted earnings (loss) per share does not total the Basic and Diluted loss per share, respectively, for the year ended December 31, 1997 due to the repurchase and issuance of Company's common stock throughout the year as well as the anti-dilutive nature of options in the year ended December 31, 1997 EPS calculation.

     <PAGE 89>

     Third Quarter 1996 includes a one-time after-tax gain of $47.7 million (or $.42 per basic share, $.41 per diluted share), representing the Company's proportionate share of the one-time gain recognized by DST in connection with the merger of Continuum, formerly a DST unconsolidated equity affiliate, with Computer Sciences Corporation in a tax-free share exchange (see Note 2).

     (in millions, except per share amounts):
                                                        1996
                                       Fourth       Third    Second     First
                                       Quarter     Quarter   Quarter   Quarter

     Revenues                          $ 220.9     $ 218.2   $ 206.9   $ 201.3
     Costs and expenses                  145.2       138.3     142.0     141.8
     Depreciation and amortization        18.2        19.7      19.2      19.0
       Operating income                   57.5        60.2      45.7      40.5

     Equity in net earnings of unconsolidated affiliates:
       DST                                 4.9        56.3       5.0       1.9
       Other                               0.3         0.2       0.2       1.3
     Interest expense                    (16.4)      (16.1)    (14.2)    (12.9)
     Other, net                           10.6         2.4       5.3       4.6
       Pretax income                      56.9       103.0      42.0      35.4

     Income taxes                         19.9        22.5      15.7      12.5
     Minority interest                     4.5         4.4       3.9       3.0
       Net income                      $  32.5     $  76.1   $  22.4   $  19.9


     Earnings per share (i):
       Basic                           $  0.30     $  0.68   $  0.19   $  0.17

       Diluted                         $  0.29     $  0.67   $  0.19   $  0.17

     Dividends per share:
       Preferred                       $   .25     $   .25   $   .25   $   .25
       Common                          $  .033     $  .033   $  .033   $  .033

     Stock Price Ranges:
       Preferred - High                $17.000     $18.750   $19.250   $18.000
                 - Low                  15.750      15.375    17.250    15.500

       Common - High                    17.000      14.708    16.625    15.917
              - Low                     14.083      12.833    14.083    14.083


 (i) The accumulation of 1996's four quarters for Basic and Diluted earnings per share is greater than the Basic and Diluted earnings per share, respectively, for the year ended December 31, 1996 due to significant repurchases of Company common stock throughout the year.

     <PAGE 90>

    Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.


     <PAGE 91>

                                      Part III

     The Company has incorporated by reference certain responses to the Items of this Part III pursuant to Rule 12b-23 under the Exchange Act and General Instruction G(3) to Form 10-K. The Company's definitive proxy statement for the annual meeting of stockholders scheduled for April 30, 1998 ("Proxy Statement") will be filed no later than 120 days after December 31, 1997.

     Item 10.  Directors and Executive Officers of the Company

     (a) Directors of the Company

     The information set forth in response to Item 401 of Regulation S-K under the heading "Proposal 1 - Election of Four Directors" and "The Board of Directors" in the Company's Proxy Statement is incorporated herein by reference in partial response to this Item 10.

     (b) Executive Officers of the Company

     The information set forth in response to Item 401 of Regulation S-K under "Executive Officers of the Company," an unnumbered Item in Part I (immediately following Item 4, Submission of Matters to a Vote of Security Holders), of this Form 10-K is incorporated herein by reference in partial response to this Item 10.

     The information set forth in response to Item 405 of Regulation S-K under the heading "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement is incorporated herein by reference in partial response to this Item 10.


     Item 11.  Executive Compensation

     The information set forth in response to Item 402 of Regulation S-K under "Management Compensation and Compensation of Directors" in the Company's Proxy Statement, (other than The Compensation and Organization Committee Report on Executive Compensation and the Stock Performance Graph), is incorporated by reference in response to this Item 11.


     Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information set forth in response to Item 403 of Regulation S-K under the heading "Principal Stockholders and Stock Owned Beneficially by Directors and Certain Executive Officers" in the Company's Proxy Statement is hereby incorporated by reference in response to this Item 12.

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

     <PAGE 92>
                                       Part IV


     Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) List of Documents filed as part of this Report

     (1) Financial Statements

     The financial statements and related notes, together with the report of Price Waterhouse LLP dated February 26, 1998, appear in Part II Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

     (2) Financial Statement Schedules

     The schedules and exhibits for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission appear in
     Part II Item 8, Financial Statements and Supplementary Data, under the Index to Financial Statements of this Form 10-K.

     (3)       List of Exhibits

     (a) Exhibits

     The Company has incorporated by reference herein certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act.

     (2) Plan of acquisition, reorganization, arrangement, liquidation or succession
         (Inapplicable)

     (3) Articles of Incorporation and Bylaws

         Articles of Incorporation

         3.1 Exhibit 4 to Company's Registration Statement on Form S-8 originally filed September 19, 1986 (Commission File No. 33-8880), Certificate of Incorporation as amended through May 14, 1985, is hereby incorporated by reference as Exhibit 3.1

         3.2 Exhibit 4.1 to Company's Current Report on Form 8-K dated October 1, 1993 (Commission File No. 1-4717),
               Certificate of Designation dated September 29, 1993 Establishing Series B Convertible Preferred Stock, par value $1.00, is hereby incorporated by reference as Exhibit 3.2

         3.3 Exhibit 3.1 to Company's Form 10-K for the fiscal year ended December 31, 1994 (Commission File No. 1-4717),
               Amendment to Company's Certificate of Incorporation to set par value for common stock and increase the number of authorized common shares dated May 6, 1994, is hereby incorporated by reference as Exhibit 3.3

         3.4 Exhibit 3.4 to Company's Form 10-K for the fiscal year ended December 31, 1996 (Commission File No. 1-4717),
               Amended Certificate of Designation Establishing the New Series A Preferred Stock, par value $1.00, dated November 7, 1995, is hereby incorporated by reference as Exhibit 3.4

     <PAGE 93>


         3.5 The Certificate of Amendment dated May 12, 1987 of the Company's Certificate of Incorporation adding the Sixteenth paragraph, is attached to this Form 10-K as
               Exhibit 3.5

         Bylaws

         3.6 Exhibit 3.1 to Company's Form 10-Q for the period ended September 30, 1997 (Commission File No. 1-4717), Company's By-Laws, as amended and restated May 1, 1997, is hereby incorporated by reference as Exhibit 3.6

     (4) Instruments Defining the Right of Security Holders, Including
     Indentures

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

     (10)Material Contracts

         10.1 Exhibit I to Company's Form 10-K for the fiscal year ended December 31, 1987 (Commission File No. 1-4717), The Director Indemnification Agreement, is hereby incorporated by reference as Exhibit 10.1

         10.2 Exhibit B to Company's Definitive Proxy Statement for 1987 Annual Stockholder Meeting dated April 6, 1987, The Director Indemnification Agreement, is hereby incorporated by reference as Exhibit 10.2

         <PAGE 94>


         10.3 The Indenture dated July 1, 1992 to a $300 million Shelf Registration of Debt Securities, which is incorporated by reference as Exhibit 4.5 hereto, is hereby incorporated by reference as Exhibit 10.3

         10.4 Exhibit H to Company's Form 10-K for the fiscal year ended December 31, 1987 (Commission File No. 1-4717), The Officer Indemnification Agreement, is hereby incorporated by reference as Exhibit 10.4

         10.5 Exhibit 10.1 to Company's Form 10-Q for the period ended March 31, 1997 (Commission File No. 1-4717), The Kansas City Southern Railway Company Directors' Deferred Fee Plan as adopted August 20, 1982 and the amendment thereto effective March 19, 1997 to such plan, is hereby incorporated by reference as Exhibit 10.5

         10.6 Exhibit 10.4 to Company's Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 1-4717), Description of the Company's 1991 incentive compensation plan, is hereby incorporated by reference as Exhibit 10.6

         10.7 The Indenture dated July 1, 1992 to a $200 million Medium Term Notes Registration of Debt Securities, which is incorporated as
               Exhibit 4.6 hereto, is hereby incorporated by reference as
               Exhibit 10.7

         10.8 Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended June 30, 1997 (Commission File No. 1-4717), Five-Year Competitive Advance and Revolving Credit Facility Agreement dated May 2, 1997, by and between the Company and the lenders named therein, is hereby incorporated by reference as Exhibit 10.8

         10.9 Exhibit 10.4 in the DST Systems, Inc. Registration Statement on Form S-1 dated October 30, 1995, as amended (Registration
               No. 33-96526), Tax Disaffiliation Agreement, dated
               October 23, 1995, by and between the Company and DST Systems, Inc., is hereby incorporated by reference as Exhibit 10.9

         10.10 Exhibit 10.6 to the DST Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 1-14036), the 1995 Restatement of The Employee Stock Ownership Plan and Trust Agreement, is hereby incorporated by reference as
               Exhibit 10.10

         10.11 Exhibit 4.1 to the DST Systems, Inc. Registration Statement on Form S-1 dated October 30, 1995, as amended (Registration No.33-96526), The Registration Rights Agreement dated October 24, 1995 by and between DST Systems, Inc. and the Company, is hereby incorporated by reference as Exhibit 10.11

         10.12 Exhibit 10.1 to Company's Form 10-K for the year ended December 31, 1995 (Commission File No. 1-4717), Employment Agreement, as amended and restated January 1, 1996, by and between the Company, The Kansas City Southern Railway Company and Michael
               R. Haverty, is hereby incorporated by reference as Exhibit 10.12

         10.13 Exhibit 10.14 to Company's Form 10-K for the year ended December 31, 1996 (Commission File No. 1-4717), 1983 Employee Stock Option Plan, as amended and restated September 26, 1996, is hereby incorporated by reference as Exhibit 10.13
     <PAGE 95>

         10.14 Exhibit 10.15 to Company's Form 10-K for the year ended December 31, 1996 (Commission File No. 1-4717), 1987 Employee Stock Option Plan, as amended and restated September 26, 1996, is hereby incorporated by reference as Exhibit 10.14

         10.15 Exhibit 10.18 to Company's Form 10-K for the year ended December 31, 1996 (Commission File No. 1-4717), Directors Deferred Fee Plan, adopted August 20, 1982, amended and restated February 1, 1997, is hereby incorporated by reference as Exhibit 10.15

         10.16 Exhibit 10.19 to Company's Form 10-K for the year ended December 31, 1996 (Commission File No. 1-4717), The Kansas City Southern Industries, Inc. Executive Plan (amended and restated), as restated January 1, 1992, is hereby incorporated by reference as
               Exhibit 10.16

         10.17 Exhibit 10.20 to Company's Form 10-K for the year ended December 31, 1996 (Commission File No. 1-4717), Amendment No. 1 as of May 15, 1995, to the Kansas City Southern Industries, Inc. Executive Plan (restated), as restated January 1, 1992, is hereby incorporated by reference as Exhibit 10.17

         10.18 Exhibit 10.21 to Company's Form 10-K for the year ended December 31, 1996 (Commission File No. 1-4717), Amendment No. 2 dated January 23, 1997, to the Kansas City Southern Industries, Inc. Executive Plan (restated), as restated January 1, 1992, is hereby incorporated by reference as Exhibit 10.18

         10.19 1991 Stock Option and Performance Award Plan, as amended and restated September 18, 1997, is attached to this Form 10-K as
               Exhibit 10.19

         10.20 Employment Agreement, as amended and restated September 18, 1997, by and between the Company and Landon H. Rowland is attached to this Form 10-K as Exhibit 10.20

         10.21 Employment Agreement, as amended and restated September 18, 1997, by and between the Company and Joseph D. Monello is attached to this Form 10-K as Exhibit 10.21

         10.22 Employment Agreement, as amended and restated September 18, 1997, by an between the company and Danny R. Carpenter is attached to this Form 10-K as Exhibit 10.22

     (11) Statement Re Computation of Per Share Earnings
         (Inapplicable)

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

     (16) Letter Re Change in Certifying Accountant
         (Inapplicable)

     <PAGE 96>

     (18) Letter Re Change in Accounting Principles

         18.1 A letter from the Company's independent accountant, Price Waterhouse LLP, discussing the change in methodology for evaluating the recoverability of goodwill to a preferable alternative method is attached to this Form 10-K at Exhibit 18.1

     (21) Subsidiaries of the Company

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

     (24) Power of Attorney
         (Inapplicable)

     (27) Financial Data Schedule

         27.1 The Financial Data Schedule prepared pursuant to Rule 14(a)(3) under the Exchange Act is attached to this Form 10-K as Exhibit 27.1

     (28) Information from Reports Furnished to State Insurance Regulatory Authorities
         (Inapplicable)

     (99) Additional Exhibits

         99.1 The consolidated financial statements of DST Systems, Inc. (including the notes thereto and the Report of Independent Accountants thereon) set forth under Item 8 of the DST Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 1997 (Commission File No. 1-14036), as listed under Item 14(a)(2) herein, are hereby incorporated by reference as Exhibit 99.1

     (b)  Reports on Form 8-K

     The Company did not file any Form 8-K's during the three months ended December 31, 1997.

     <PAGE 97>

     SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Kansas City Southern Industries, Inc.

     March 13, 1998                          By: / s / L.H. Rowland
                                              L.H. Rowland, Chairman,
                                            President, Chief Executive
                                               Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 13, 1998.

             Signature               Capacity


           /s/ L.H. Rowland          Chairman, President, Chief Executive
             L.H. Rowland              Officer and Director

           /s/ M.R. Haverty          Executive Vice President and Director
             M.R. Haverty

           /s/J.D. Monello           Vice President and Chief Financial Officer
             J.D. Monello              (Principal Financial Officer)

           /s/ L.G. Van Horn         Vice President and Comptroller
            L.G. Van Horn              (Principal Accounting Officer)

          /s/ A.E. Allinson          Director
            A.E. Allinson

          /s/ P.F. Balser            Director
             P.F. Balser

          /s/ J.E. Barnes            Director
             J.E. Barnes

          /s/ M.G. Fitt              Director
             M.G. Fitt

         /s/ J.R. Jones              Director
            J.R. Jones

        /s/ J.F. Serrano             Director
           J.F. Serrano

       /s/ M.I. Sosland              Director
          M.I. Sosland

     <PAGE 98>

                        KANSAS CITY SOUTHERN INDUSTRIES, INC.
                             1997 FORM 10-K ANNUAL REPORT
                                  INDEX TO EXHIBITS


                                                        Regulation S-K
     Exhibit                                            Item 14(a)(3)
       No.                      Document                  Exhibit No.



     10.19        1991 Stock Option and Performance
                  Award Plan, as amended
                  and restated September 18, 1997              10


     10.20        Employment Agreement as amended
                  and restated September 18, 1997,
                  by and between the Company and
                  Landon H. Rowland                            10


     10.21        Employment Agreement as amended
                  and restated September 18, 1997,
                  by and between the Company and
                  Joseph D. Monello                            10


     10.22        Employment Agreement as amended
                  and restated September 18, 1997,
                  by and between the Company and
                  Danny R. Carpenter                           10


     12.1         Computation of Ratio of Earnings
                  to Fixed Charges                             12


     18.1         Letter of Preferability from
                  Independent Accountants regarding
                  revision in method of evaluating the
                  recoverability of goodwill                   18


     21.1         Subsidiaries of the Company                  21

     23.1         Consent of Independent Accountants           23

     27.1         Financial Data Schedule                      27


                            _____________________________