Form 10-Q
period 1998-03-31
KANSAS CITY SOUTHERN INDUSTRIES INC
filed 1998-05-15
CIK 54480

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

Class                                           Outstanding at April 30, 1998

Common Stock, $.01 per share par value                     109,200,439 Shares


<PAGE 1>

                      KANSAS CITY SOUTHERN INDUSTRIES, INC.

                                    FORM 10-Q

                                 MARCH 31, 1998

                                      INDEX


PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Introductory Comments                                         2

Consolidated Condensed Balance Sheets -
  March 31, 1998 and December 31, 1997                        3

Consolidated Condensed Statements of Income -
  Three Months Ended March 31, 1998 and 1997                  4

Computation of Basic and Diluted Earnings per Common Share    4

Consolidated Condensed Statements of Cash Flows -
  Three Months Ended March 31, 1998 and 1997                  5

Notes to Consolidated Condensed Financial Statements          6

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations               11

Item 3.   Qualitative and Quantitative Disclosures About
           Market Risk                                       20

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                  21

Item 4.   Submission of Matters to a Vote of
           Security Holders                                  21

Item 6.   Exhibits and Reports on Form 8-K                   22


SIGNATURES                                                   23

<PAGE 2>

                      KANSAS CITY SOUTHERN INDUSTRIES, INC.

                                    FORM 10-Q

                                 MARCH 31, 1998


PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


INTRODUCTORY COMMENTS

The Consolidated Condensed Financial Statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Consolidated Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

<PAGE 3>

                      KANSAS CITY SOUTHERN INDUSTRIES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                              (Dollars in Millions)
                                   (Unaudited)


                                          March 31,  December 31,
                                           1998        1997
ASSETS

Current Assets:
 Cash and equivalents                    $   19.7    $   33.5
 Accounts receivable, net                   194.1       177.0
 Inventories                                 38.3        38.4
 Other current assets                       123.3       124.2
    Total current assets                    375.4       373.1

Investments held for operating purposes     727.3       683.5

Properties (net of $532.0 and $518.6
 accumulated depreciation and amortization,
 respectively)                            1,227.3     1,227.2

Intangibles and Other Assets, net           145.9       150.4
 Total assets                            $2,475.9    $2,434.2

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Debt due within one year                $  110.7    $  110.7
 Accounts and wages payable                 100.4       109.0
 Accrued liabilities                        195.0       217.8
    Total current liabilities               406.1       437.5

Other Liabilities:
 Long-term debt                             779.5       805.9
 Deferred income taxes                      358.7       332.2
 Other deferred credits                     128.4       132.1
    Total other liabilities               1,266.6     1,270.2

Minority Interest in consolidated
 subsidiaries                                14.9        28.2

Stockholders' Equity:
 Preferred stock                              7.1         7.1
 Common stock                                 1.1         1.1
 Capital surplus                               -           -
 Retained earnings                          899.4       839.3
 Accumulated other comprehensive income      80.7        50.8
 Shares held in trust                      (200.0)     (200.0)
    Total stockholders' equity              788.3       698.3
 Total liabilities and
    stockholders' equity                $ 2,475.9   $ 2,434.2

     See accompanying notes to consolidated condensed financial statements.


<PAGE 4>

                      KANSAS CITY SOUTHERN INDUSTRIES, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  (Dollars in Millions, Except per Share Data)
                                   (Unaudited)

                                          Three Months
                                        Ended March 31,
                                         1998    1997
Revenues                                $295.7   $237.8

Costs and expenses                       188.5    163.7
Depreciation and amortization             16.8     18.5
  Operating Income                        90.4     55.6

Equity in net earnings (losses) of
  unconsolidated affiliates:
  DST Systems, Inc.                        7.5      6.1
  Grupo Transportacion Ferroviaria
   Mexicana, S.A. de C.V. (estimated)     (3.1)       -
  Other                                    0.4      0.6
Interest expense                         (17.4)   (13.7)
Other, net                                 6.6      6.0
  Pretax Income                           84.4     54.6

Income tax provision                      31.5     21.4
Minority interest in
  consolidated earnings                    6.7      4.7

Net Income                                46.2     28.5

Other Comprehensive Income (Loss), net of tax:
  Unrealized gain (loss) on securities    29.9     (8.9)

Comprehensive Income                    $ 76.1   $ 19.6


Computation of Basic and Diluted Earnings per Common Share

Basic Earnings per Common Share         $ 0.43   $ 0.26

Diluted Earnings per Common Share       $ 0.41   $ 0.26

Weighted Average Common
  Shares Outstanding (in thousands)    108,573  108,012

Diluted Common Shares
  Outstanding (in thousands)           112,353  110,217

Cash Dividends Paid:
  Per Preferred share                   $  .25   $  .25
  Per Common share                      $  .04   $  .03

     See accompanying notes to consolidated condensed financial statements.

<PAGE 5>

                      KANSAS CITY SOUTHERN INDUSTRIES, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                              (Dollars in Millions)
                                   (Unaudited)

                                          Three Months
                                        Ended March 31,
                                         1998      1997
CASH FLOWS PROVIDED BY (USED FOR):

OPERATING ACTIVITIES:
 Net income                             $ 46.2   $ 28.5
 Adjustments to net income:
  Depreciation and amortization           16.8     18.5
  Deferred income taxes                   11.3      7.5
  Equity in undistributed net earnings    (4.8)    (6.7)
  Distribution from equity investments     5.2        -
  Employee deferred compensation expenses (4.0)    (2.7)
 Changes in working capital items:
  Accounts receivable                    (17.1)   (10.5)
  Inventories                              0.1      0.2
  Other current assets                   (11.7)    (3.1)
  Accounts and wages payable              (5.3)   (19.2)
  Accrued liabilities                    (21.0)    17.9
 Other, net                              (16.4)   (10.8)
  Net                                     (0.7)    19.6

INVESTING ACTIVITIES:
 Property acquisitions                   (15.1)   (16.8)
 Proceeds from disposal of property        1.9      2.5
 Investment in and loans with affiliates     -   (292.3)
 Net sales of short-term investments      12.6     34.5
 Other, net                                5.3      6.9
  Net                                      4.7   (265.2)

FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt 24.2    280.0
 Repayment of long-term debt             (50.6)    (2.8)
 Proceeds from stock plans                15.8      4.2
 Stock repurchased                        (0.6)   (39.9)
 Cash dividends paid                      (8.9)    (7.3)
 Other, net                                2.3      3.1
  Net                                    (17.8)   237.3

CASH AND EQUIVALENTS:
 Net decrease                            (13.8)    (8.3)
 At beginning of year                     33.5     22.9
 At end of period                       $ 19.7   $ 14.6


     See accompanying notes to consolidated condensed financial statements.

<PAGE 6>

                      KANSAS CITY SOUTHERN INDUSTRIES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. In the opinion of the management of Kansas City Southern Industries, Inc. ("Company"; "KCSI"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal closing procedures) necessary to present fairly the financial position of the Company and its subsidiary companies as of March 31, 1998 and December 31, 1997, and the results of operations and cash flows for the three months ended
March 31, 1998 and 1997.


2. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year 1998.


3. The accompanying consolidated condensed financial statements have been prepared consistently with accounting policies described more fully in Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

On February 3, 1998, the Company announced the planned separation of its Transportation and Financial Asset Management segments through a proposed dividend of the stock (the "Spin-off") of its Financial Asset Management businesses. The Spin-off is subject to obtaining a favorable tax ruling from the Internal Revenue Service ("IRS") and other key factors. A tax ruling request was filed with the IRS on February 27, 1998. The Company expects to complete the Spin-off by the end of the third quarter 1998, subject to receipt of a favorable tax ruling. A public offering of KCSI stock (i.e. the Transportation segment) is anticipated to occur subsequent to the Spin-off. Also subsequent to the Spin-off, the Company anticipates effecting a reverse stock split, subject to approval by the Company's stockholders.


4. The effect of stock options to employees represent the only difference between the weighted average shares used for the basic computation compared to the diluted computation. For the three months ended March 31, 1998 and 1997, the total incremental shares from assumed conversion of stock options was 3,780,000 and 2,205,000, respectively, and these incremental shares were included in the computation of diluted earnings per share. However, options to purchase 2,000 and 2,612 shares in first quarter 1998 and 1997, respectively, were excluded in the respective quarters' computation because the exercise prices were greater than the average market price of the common shares.

The only adjustments that could affect the numerator of the Company's diluted earnings per share computation include preferred dividends and potentially dilutive securities at subsidiaries and affiliates. However, these adjustments were not material for the three months ended March 31, 1998 and 1997.


5. The Company's inventories ($38.3 million at March 31, 1998 and $38.4 million at December 31, 1997) primarily consist of material and supplies related to rail transportation. Other components of inventories are not material.

<PAGE 7>

6. Investments in unconsolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control. Investments in unconsolidated affiliates at March 31, 1998 include equity interests in DST Systems, Inc. ("DST"), Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. ("Grupo TFM"), Southern Capital Corporation, LLC ("Southern Capital"), Mexrail, Inc. ("Mexrail") and the Panama Canal Railway Company, as well as the Company's interests in other companies.

As more fully discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, during first quarter 1997, Gateway Western Railway Company ("Gateway Western") was accounted for under the equity method as a majority-owned subsidiary while the Company awaited approval from the Surface Transportation Board ("STB") for the acquisition of Gateway Western. The STB approved the Company's acquisition of Gateway Western, effective
May 5, 1997. Accordingly, Gateway Western's assets, liabilities, revenues and expenses for the three months ended March 31, 1997 have been restated herein from those eported in the Company's first quarter 1997 Form 10-Q to present Gateway Western as a consolidated subsidiary of the Company.

DST has a Stockholders' Rights Agreement, which includes provisions providing that under certain circumstances following a "change in control" of KCSI, as defined in DST's Stockholders' Rights Agreement, substantial dilution of the Company's interest in DST could result. Additionally, the Company is party to certain agreements with Transportacion Maritima Mexicana, S.A. de C.V. ("TMM") covering the Grupo TFM and Mexrail ventures. TMM (including its affiliates) owns approximately 38.5% of Grupo TFM and 51% of Mexrail. These agreements contain "change in control" provisions, provisions intended to preserve the Company's and TMM's proportionate ownership of the ventures, and super majority provisions with respect to voting on certain significant transactions. Such agreements also provide a right of first refusal in the event that either party initiates a divestiture of its equity interest in Grupo TFM or Mexrail. Under certain circumstances, such agreements could affect the Company's ownership percentage and rights in these equity affiliates.

Combined condensed financial information of unconsolidated affiliates is shown below.

Financial Condition (dollars in millions):


                         March 31, 1998               December 31, 1997
                   DST     Grupo TFM   Other     DST      Grupo TFM    Other
 Current Assets $  254.6   $   96.9   $  27.4   $  231.3   $  114.7   $  29.9
 Non-current
  assets         1,290.8    1,943.3     274.7    1,124.1    1,990.4     255.1
   Assets       $1,545.4   $2,040.2   $ 302.1   $1,355.4   $2,105.1   $ 285.0


 Current
  liabilities   $  123.4   $  157.9   $  18.5   $  141.0   $  158.5   $  13.2
 Non-current
  liabilities      462.4      771.3     214.0      378.7      830.6     191.7
 Minority interest     -      344.6         -          -      345.4         -
 Equity of
  stockholders
  and partners     959.6      766.4      69.6      835.7      770.6      80.1
   Liabilities and
     equity     $1,545.4   $2,040.2   $ 302.1   $1,355.4   $2,105.1   $ 285.0

 Investment in
  unconsolidated
  affiliates    $  397.3   $  285.1   $  39.1   $  345.3   $  288.2   $  44.6


 <PAGE 8>

Operating Results (dollars in millions):

                                Three Months
                              Ended March 31,
                              1998      1997
 Revenues:
  DST                        $ 187.4   $ 158.7
  Grupo TFM (a)                100.0       -
  All others                    26.1      15.8

   Total revenues            $ 313.5   $ 174.5


 Operating costs and expenses:
  DST                        $ 156.2   $ 135.0
  Grupo TFM (a)                 90.7       -
  All others                    24.9      13.6

   Total operating costs
     and expenses            $ 271.8   $ 148.6

 Net income (loss):
  DST                        $  18.6   $  15.1
  Grupo TFM (a)                 (4.1)      -
  All others                     0.4       0.8

   Total net income          $  14.9   $  15.9

(a) The operating results provided for Grupo TFM reflect its operation of TFM, S.A. de C.V. ("TFM"), which did not begin until June 23, 1997.



7. For purposes of the Statement of Cash Flows, the Company considers all short-term liquid investments with a maturity of generally three months or less to be cash equivalents.

     Supplemental Cash Flow Information (in millions):

                                              Three Months
                                             Ended March 31,
                                            1998        1997

      Interest paid (net of capitalized
        interest)                         $  23.1     $  16.6
      Income taxes paid                       6.6           -


Noncash Investing and Financing Activities:

In first quarter 1998, the Company issued approximately 227,000 shares of KCSI common stock under the Tenth Offering of the Employee Stock Purchase Plan ("ESPP"). These shares, totaling a purchase price of approximately $3.0 million, were subscribed and paid for through employee payroll deductions in 1997.

In first quarter 1997, the Company issued approximately 246,000 shares of KCSI common stock under the Ninth Offering of the ESPP. These shares, totaling a purchase price of approximately $3.1 million, were subscribed and paid for through employee payroll deductions in 1996.

<PAGE 9>

8. On April 20, 1998, the Company completed its acquisition of 80% of Nelson Money Managers PLC ("Nelson"), an investment advisor and manager based in the United Kingdom ("UK"). Nelson has six offices throughout the UK and offers planning based asset management services directly to private clients. Nelson manages approximately $1 billion of assets. The acquisition, which will be accounted for as a purchase, was completed using a combination of cash, Company Common Stock and notes payable. The total purchase price was approximately $32 million. The Company will consolidate Nelson as an indirect subsidiary of FAM Holdings Inc., which is reported in the Company's Financial Asset Management segment. Nelson's revenues and expenses for the year ended 1997 and the three months ended March 31, 1998, were not material to the Company's results of operations.


9. In June 1997, Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") were issued. SFAS 130 establishes standards for reporting and disclosure of comprehensive income and its components in the financial statements. SFAS 131 establishes standards for reporting information about operating segments in the financial statements. The reporting and disclosure required by SFAS 131 must be included in the Company's financial statements beginning with the Form 10-K as of and for the year ended December
31, 1998.   The Company is reviewing SFAS 131 and  expects to adopt it's provisions by the required date.

  Effective January 1, 1998, the Company adopted the provisions of SFAS 130 and has restated the consolidated condensed financial statements for the three months ended March 31, 1997 to conform to the current quarter presentation. Pursuant to SFAS 130, the Company's other comprehensive income consists primarily of unrealized gains and losses relating to investments held as "available for sale" securities as defined by Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." The Company records its proportionate share of any unrealized gains or losses related to these investments, net of deferred taxes, in stockholders' equity as accumulated other comprehensive income. The unrealized gain as of March 31, 1998 related to these investments increased $48.6 million ($29.9 million, net of deferred taxes) from December 31, 1997. For the three months ended March 31, 1997, these investments declined $14.6 million ($8.9 million, net of deferred taxes).


10. In February 1998, Statement of Financial Accounting Standards No. 132 "Employers' Disclosure about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88, and 106" ("SFAS 132") was issued. SFAS 132 establishes standardized disclosure requirements for pension and other postretirement benefit plans, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer useful. The standard does not change the measurement or recognition of pension or postretirement benefit plans. The Company is reviewing SFAS 132 and expects to adopt it for the year ended December 31, 1998. SFAS 132 is not expected to have a material impact on the Company's results of operations, financial position, or cash flows.

<PAGE 10>

11. The Company has had no significant changes in its outstanding litigation or other contingencies from that previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


12. See the Recent Developments section of Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, for significant transactions and events that will have an impact on the Company's future results of operations, financial position and cash flows.

<PAGE 11>

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


OVERVIEW

The discussion set forth below, as well as other portions of this Form 10-Q, contains comments not based upon historical fact. Such forward-looking comments are based upon information currently available to management and management's perception thereof as of the date of this Form 10-Q. Readers can identify these forward-looking comments by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. The actual results of operations of Kansas City Southern Industries, Inc. ("Company" or "KCSI") could materially differ from those indicated in forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the Company's Current Report on Form 8-K dated November 12, 1996, and its Amendment,
Form 8-K/A dated June 3, 1997, which have been filed with the U.S. Securities and Exchange Commission (Files No. 1-4717) and are hereby incorporated by reference herein. Readers are strongly encouraged to consider these factors when evaluating any such forward-looking comments. The Company will not update any forward looking comments set forth in this Form 10-Q.

The discussion herein is intended to clarify and focus on the Company's results of operations, certain changes in financial position, liquidity, capital structure and business developments for the periods covered by the consolidated condensed financial statements included under Item 1 of this Form 10-Q. This discussion should be read in conjunction with these consolidated condensed financial statements and the related notes thereto and is qualified by reference thereto.

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

The Company's business activities by industry segment and principal subsidiary companies are:

Transportation - The Transportation segment consists of all transportation-related subsidiaries and investments, including:

* Kansas City Southern Railway Company ("KCSR"), a wholly-owned subsidiary of the Company, operating a Class I Common Carrier railroad system;
* Gateway Western Railway Company ("Gateway Western"), a wholly-owned subsidiary of KCS Transportation Company ("KCSTC", a wholly-owned subsidiary of the Company), operating a regional railroad system;
* Southern Group, Inc. ("SGI"), a wholly-owned subsidiary of KCSR, owning 100% of Carland, Inc. and managing the loan portfolio for Southern Capital Corporation LLC ("Southern Capital"), a 50% owned joint venture;

<PAGE 12>

* Equity investments in Southern Capital, Grupo Tranportacion Ferroviaria Mexicana S.A. de C.V. ( "Grupo TFM" - formerly Tranportacion Ferroviaria Mexicana, S. De R.L. de C.V., ) a 37% owned affiliate (49% owned at March 31,
   1997), Mexrail Inc. ("Mexrail"), a 49% owned affiliate along with its wholly-owned subsidiary, the Texas Mexican Railway Company ("Tex Mex");
   and Panama Canal Railway Company, ("PCRC"), a 50% joint venture;
*  Various other consolidated subsidiaries;
* Kansas City Southern Lines, Inc. ("KCSL"), a wholly-owned subsidiary of the Company, serving as a holding company for all transportation-related entities;


Financial Asset Management - The Financial Asset Management segment consists of all subsidiaries engaged in the management of investments for mutual funds, private and other accounts, as well as any Financial Asset Management-related investments. Included are:

*  Janus Capital Corporation ("Janus"), an 82% owned subsidiary;
*  Berger Associates, Inc. ("Berger"), a 100% owned subsidiary;
* Nelson Money Managers PLC ("Nelson"), an 80% owned subsidiary as of April 20, 1998 - see discussion in "Recent Developments" below.
*  DST Systems, Inc. ("DST"), an approximate 41% owned equity investment;
* FAM Holdings, Inc. ("FAM Holdings"), a wholly-owned subsidiary of the Company, formed on January 23, 1998 for the purpose of becoming a holding company for Janus, Berger, the approximate 41% equity interest in DST and all other financial asset management related subsidiaries and affiliates.


RECENT DEVELOPMENTS

Planned Separation of the Company Business Segments.   As previously disclosed
in the Company's Form 10-K for the year ended December 31, 1997, the Company announced the planned separation of its Transportation and Financial Asset Management segments through a proposed dividend of the stock (the "Spin-off") of its Financial Asset Management businesses. The Spin-off is subject to obtaining a favorable tax ruling from the Internal Revenue Service ("IRS") and other key factors. A tax ruling request was filed with the IRS on February 27, 1998.

The Company expects to complete the Spin-off by the end of the third quarter 1998, subject to receipt of a favorable tax ruling. A public offering of KCSI stock (i.e. the Transportation segment) is anticipated to occur subsequent to
the Spin-off.   Also subsequent to the Spin-off, the Company anticipates
effecting a reverse stock split, subject to approval by the Company's stockholders.

Acquisition of Nelson Money Manager PLC ("Nelson"). On April 20, 1998, the Company completed its acquisition of 80% of Nelson, an investment advisor and manager based in the United Kingdom ("UK"). Nelson has six offices throughout the UK and offers planning based asset management services directly to private clients. Nelson manages approximately $1 billion of assets. The acquisition, which will be accounted for as a purchase, was completed using a combination of cash, Company Common Stock and notes payable. The total purchase price was approximately $32 million. The Company will

<PAGE 13>

consolidate Nelson as an indirect subsidiary of FAM Holdings, which is reported in the Company's Financial Asset Management segment. Nelson's revenues and expenses for the year ended 1997 and the three months ended March 31, 1998, were not material to the Company's results of operations.

Marketing Alliance with Canadian National Railway Company ("CN")/Illinois
Central Corporation ("IC").    On April 16, 1998,  KCSR, CN and IC announced a
15-year marketing alliance that will offer shippers new competitive options in a rail freight transportation network that links key north-south continental freight markets. The marketing alliance does not require approval from the
Surface Transportation Board ("STB") and was effective immediately.   This
alliance will connect points in Canada with the major U.S. Midwest markets of Detroit, Chicago, Kansas City and St. Louis, as well as key Southern markets of Memphis, Dallas and Houston. It will also provide shippers with access to Mexico's rail system through Grupo TFM.

In addition to providing access to key north-south international and domestic U.S. traffic corridors, the railways will seek to increase business in existing markets, primarily automotive and intermodal, but also in other key carload
markets, including those for chemical and forest products.   Transportation
management expects this alliance to provide opportunities for revenue growth and position the railway as a key provider of rail service to the North American Free Trade Agreement ("NAFTA") corridor.

Under a separate access agreement, subject to STB approval of the proposed CN-IC merger, CN and KCSR plan investments in automotive, intermodal and transload facilities at Memphis, Dallas, Kansas City and Chicago to capitalize on the growth potential represented by the marketing alliance. The railways' access to proposed terminals would be assured for the 25-year life span of the facilities, regardless of any change in corporate control. Under the terms of this access agreement, KCSR would extend its rail system in the Gulf area and, in the year 2000, gain access to the Geismar industrial area, one of the largest chemical production areas in the world, through a haulage agreement. Management expects this additional access will provide additional revenue opportunities for the Company. Prior to the this access agreement, the Company received preliminary STB approval for construction of a nine-mile rail line from KCSR's main line into the Geismar industrial area, which the chemical manufacturers requested be built to provide them with competitive rail service. The Company will continue to hold the option of the Geismar build-in providing that it is able to obtain the requisite approvals.

Voluntary Coordination Agreement with the Norfolk Southern Railway Company
("Norfolk Southern").   The Company entered into a Voluntary Coordination
marketing agreement with the Norfolk Southern that will allow the Company to capitalize on the east-west corridor between Meridian, Mississippi and Dallas, Texas through incremental traffic volume gained through interchange with the Norfolk Southern. This agreement provides the Norfolk Southern with run-through service with access to Dallas and Mexico while avoiding the congested rail gateways of Memphis, Tennessee and New Orleans, Louisiana. In addition, KCSR and Norfolk Southern have a new joint intermodal operation at Port Arthur, Texas, which provides an alternative route for traffic from the Houston market by utilizing KCSR's rail network.

<PAGE 14>

RESULTS OF OPERATIONS

Segment revenues and operating income comparisons follow (dollars in millions):

                                        Three Months
                                       Ended March 31,
                                       1998      1997 (a)
Revenues:
 Transportation                       $ 152.5    $134.3
 Financial Asset Management             143.2     103.5
   Total                              $ 295.7    $237.8

Operating Income:
 Transportation                       $  32.0    $ 14.0
 Financial Asset Management              58.4      41.6
   Total                              $  90.4    $ 55.6

Net Income:
 Transportation                       $   9.2    $  3.0
 Financial Asset Management              37.0      25.5
   Total                              $  46.2    $ 28.5


(a) The various components of the Statement of Income for the three months ended March 31, 1997 have been restated from those reported in the Company's first quarter 1997 Form 10-Q. This restatement was performed to include Gateway Western as a consolidated subsidiary retroactive to January 1, 1997 as a result of the STB's approval of the Company's acquisition of Gateway Western in May 1997.


The Company reported first quarter 1998 consolidated earnings of $46.2 million ($0.41 per diluted share) compared to $28.5 million ($0.26 per diluted share) in first quarter 1997. Consolidated first quarter 1998 revenues rose 24% to $295.7 million compared to first quarter 1997, primarily fueled by higher revenues in both the FAM and Transportation segments. Operating income for the three months ended March 31, 1998 increased 63% to $90.4 million versus comparable 1997, largely due to the revenue growth in both segments, coupled with lower proportionate growth in operating expenses compared to revenues. First quarter 1998 depreciation and amortization decreased approximately 9%, chiefly because of reduced depreciation and amortization at KCSR as a result of the effects of the impairment of goodwill and asset write-downs in December 1997. Equity earnings in unconsolidated affiliates decreased 28%, or $1.9 million, because of estimated losses from Grupo TFM of $3.1 million. Exclusive of Grupo TFM losses, equity earnings in unconsolidated affiliates improved $1.2 million from $6.7 million to $7.9 million primarily as a result of higher earnings at DST. Interest expense for the three months ended March 31, 1998 was approximately 27% higher than comparable 1997 due to the indebtedness incurred to fund the Company's investment in Grupo TFM (interest in first quarter 1997 was capitalized until Grupo TFM began commercial operations of the railroad on June 23, 1997).

<PAGE 15>

TRANSPORTATION

                         Three Months Ended              Three Months Ended
                           March 31, 1998                  March 31, 1997(a)
                                            (in millions)

                            Holding                         Holding
                            Company                         Company
                           and Trans-   Consoli-           and Trans-  Consoli-
                            portation-   dated             portation-   dated
                            Related      Trans-              Related    Trans-
                    KCSR   Affiliates  portation    KCSR   Affiliates portation

Revenues           $ 135.7   $  16.8   $ 152.5     $ 121.0   $  13.3   $ 134.3
Costs and expenses    93.9      12.6     106.5        93.5      11.3     104.8
Depreciation and
  amortization        12.6       1.4      14.0        13.6       1.9      15.5

 Operating income     29.2       2.8      32.0        13.9       0.1      14.0

Equity in net earnings
 (losses) of unconsol-
 idated affiliates
 Grupo TFM (estimated)   -      (3.1)     (3.1)          -         -         -
 Other                 0.5      (0.4)      0.1         0.5         -       0.5
Interest expense      (9.1)     (5.9)    (15.0)       (9.7)     (1.7)    (11.4)
Other, net             1.6       1.6       3.2         2.4       0.1       2.5

 Pretax income
   (loss)             22.2      (5.0)     17.2         7.1      (1.5)      5.6
Income tax provision
 (benefit)             8.7      (0.7)      8.0         3.1      (0.5)      2.6

 Net income (loss) $  13.5   $  (4.3)  $   9.2     $   4.0   $  (1.0)   $  3.0


(a) The various components of the Statement of Income for the three months ended March 31, 1997 have been restated from those reported in the Company's first quarter 1997 Form 10-Q. This restatement was performed to include Gateway Western as a consolidated subsidiary retroactive to January 1, 1997 as a result of the STB's approval of the Company's acquisition of Gateway Western in May 1997.


The Transportation segment contributed $9.2 million to the Company's first quarter 1998 consolidated earnings, a 207% increase over first quarter 1997. This increase was attributable to higher revenues and lower operating expenses as a percentage of revenues, partially offset by increased interest expense and equity losses from the Company's investment in Grupo TFM.

Transportation revenues increased $18.2 million , or 14%, to $152.5 million for the three months ended March 31, 1998, from $134.3 million for the three months ended March 31, 1997. This growth was driven by KCSR revenue improvements in all primary commodity groups, most notably coal (32%), agricultural and minerals (15%) and intermodal and other (13%). Coal revenues increased $6.9 million quarter to quarter as a result of increased traffic volumes primarily attributable to an additional utility customer served in first quarter 1998, as well as the effect of depressed 1997 first quarter revenues resulting from unplanned outages at utilities serviced by KCSR and weather problems affecting carriers and mines originating the coal. Agricultural and mineral revenues increased $3.0 million to $22.8 million for first quarter 1998, from $19.8 million for comparable 1997 period, primarily as a result of higher export grain and nonmetallic mineral carloads, as well as improvements in freight revenue per carload for food, grain (domestic and export) and metallic ore products. Intermodal and other revenues were up $2 million to $16.9

<PAGE 16>

million for the three months ended March 31, 1998 from $14.9 million for the three months ended March 31, 1997, primarily as a result of increased intermodal traffic (7,650 units quarter to quarter). In addition, Gateway Western reported a $1.5 million, or 15% increase in revenues to $11.2 million for the first quarter 1998 as a result of increased carloads and revenues in all of its primary commodity groups.

The Transportation segment's total operating expenses increased only $1.7 million, or 1.6%, to $106.5 million for the three months ended March 31, 1998 from $104.8 million for the three months ended March 31, 1997. Total first quarter KCSR operating expenses were less than 1% higher than the comparable 1997 period, and variable operating expenses, as a percentage of revenues, decreased almost 7% from first quarter 1997. KCSR's continuing cost containment efforts contributed to improved operating results.

Depreciation and amortization expenses declined $1.5 million (10%) to $14 million for the first quarter 1998 from $15.5 million for the comparable 1997 quarter. This decline relates primarily to the effects of the impairment of goodwill and the book value of certain branch lines held for sale recorded during December 1997.

Operating income increased $18.0 million, or 129%, to $32.0 million for the three months ended March 31, 1998 from $14.0 million for the three months ended March 31, 1997, primarily as a result of increased revenues, as well as a decrease in variable operating expenses as a percentage of revenues. For the three months ended March 31, 1998, KCSR's operating ratio, a common efficiency measure among Class I rail carriers, was 78.3% compared with 87.4% in first quarter 1997. This significant quarter to quarter improvement highlights the increased revenues and the continuing success of the Company's cost containment efforts.

The Transportation segment recorded a loss of $3.0 million from unconsolidated affiliates for the three months ended March 31, 1998 compared to earnings of $0.5 million for the three months ended March 31, 1997. The decrease can be attributed primarily to first quarter 1998 estimated losses of $3.1 million related to the Company's investment in Grupo TFM, which was not in operation during first quarter 1997. In addition, the Transportation segment recorded a loss of $0.5 million related to its investment in Mexrail during first quarter 1998. These losses were partially offset by equity earnings from Southern Capital.

Interest expense increased $3.6 million, or 32%, to $15 million for the three months ended March 31, 1998 from $11.4 million for the three months ended March 31, 1997, primarily as a result of interest expense on indebtedness in 1998 arising from the Company's investment in Grupo TFM. In first quarter 1997, interest of $2.6 million related to Grupo TFM was capitalized until operations commenced in June 1997.

<PAGE 17>

FINANCIAL ASSET MANAGEMENT

                        Three Months Ended              Three Months Ended
                          March 31, 1998                  March 31, 1997
                                           (in millions)
                              Holding                        Holding
                              Company                        Company
                     Janus    and FAM-  Consoli-    Janus    and FAM-  Consoli-
                      and     Related    dated       and     Related     dated
                     Berger  Affiliates   FAM      Berger   Affiliates    FAM

Revenues             $ 143.2   $   -   $ 143.2     $ 103.6   $ (0.1)   $ 103.5
Costs and expenses      79.1      2.9     82.0        57.6      1.3       58.9
Depreciation and
 amortization            2.6      0.2      2.8         2.9      0.1        3.0

 Operating income
  (loss)                61.5     (3.1)    58.4        43.1     (1.5)      41.6

Equity in net earnings of
  unconsolidated affiliates:
 DST Systems, Inc.         -      7.5      7.5           -      6.1        6.1
 Other                   0.3        -      0.3         0.1        -        0.1
Interest expense        (1.5)    (0.9)    (2.4)       (1.5)    (0.8)      (2.3)
Other, net               1.8      1.6      3.4         0.3      3.2        3.5
 Pretax income          62.1      5.1     67.2        42.0      7.0       49.0

Income tax provision
  (benefit)             24.4     (0.9)    23.5        16.4      2.4       18.8
Minority interest        6.7        -      6.7         4.7        -        4.7

 Net income          $  31.0   $  6.0   $ 37.0     $  20.9   $  4.6   $   25.5


Financial Asset Management contributed $37.0 million to KCSI's 1998 first quarter consolidated earnings, an increase of $11.5 million (45%) over comparable 1997. Average assets under management by Janus and Berger were 46% higher during first quarter 1998 than first quarter 1997, driving a $39.7 million (38%) increase in revenues and a $16.8 million (40%) increase in operating income over first quarter 1997.

Assets under management continued to grow as year to date 1998 net fund sales of $2.3 billion and market appreciation of $10.2 billion raised total assets 17% (from December 31, 1997) to $84.1 billion at March 31, 1998 ($79.6 billion at Janus; $4.5 billion at Berger). Shareowner accounts increased slightly from December 31, 1997, exceeding 2.9 million accounts as of March 31, 1998.


 Janus
 Janus continues to report strong product performance - assets under management increased $11.8 billion from December 31, 1997 - in part because more than 50% of (separately tracked) Janus fund products ranked in the first quartile when compared to their respective peer categories based on product performance over a rolling one-year period through March 31, 1998 (using data from Lipper Analytical Services, Inc.). Additionally, the Janus Overseas Fund and Janus Worldwide Fund, both ranking in the first quartile of their peer categories, together have almost doubled assets under management during the last year, combining for over $17.1 billion in assets as of March 31, 1998.

<PAGE 18>

 Berger
 Fiscal 1997 was a year of transition for Berger, with changes in its ownership (KCSI increased its ownership from approximately 87% to 100% in December 1997) and in certain portfolio fund managers. Also, Berger introduced four new funds during fourth quarter 1997, the Berger Small Cap Value Fund, the Berger Balanced Fund, the Berger Mid Cap Fund and the Berger Select Fund. As of March 31, 1998, these four funds had combined assets under management of $230 million and the latter three funds were ranked in the first quartile of their respective peer groups. Also, the core Berger funds each reported increased assets under management for each month during the first quarter. The Berger/BIAM International Funds (introduced in fourth quarter 1996) increased their assets under management to $370.1 million as of March 31, 1998, more than doubling assets from December 31, 1997.

Continuing a trend from 1997, revenues increased at a higher proportionate rate than costs and expenses in first quarter 1998 compared to the prior year period, resulting in improved operating margins. These improved margins were primarily attributable to the rapid growth in revenues together with effective control of variable costs. However, higher costs were evident in salaries and wages, primarily from an increase in the number of employees, and in marketing-related expenditures.

First quarter 1998 equity earnings from DST increased to $7.5 million from $6.1 million in comparable 1997, primarily due to higher mutual fund revenues together with improved results by DST's international entities.


TRENDS AND OUTLOOK

The Company's first quarter 1998 diluted earnings per share of $0.41 were more than 57% higher than the $0.26 per share in first quarter 1997. Revenue growth in both the Transportation and Financial Asset Management segments resulted in a 63% increase in consolidated operating income quarter to quarter. The Transportation segment benefited from KCSR's improved earnings and reduced operating ratio, as well as increased earnings by Gateway Western. As a result of improved operating margins and a 46% growth in average assets under management since March 31, 1997, the Financial Asset Management segment's contribution to first quarter 1998 consolidated earnings increased by 45% over comparable 1997.

A current outlook for the Company's businesses for the remainder of 1998 is as follows (refer to the first paragraph of "Overview" section of this Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, regarding forward-looking comments):

i)KCSR - General commodities and intermodal traffic will continue to be largely dependent on economic trends within certain industries in the geographic region served by KCSR. Based on anticipated traffic levels, revenues are expected to experience steady growth during the remainder of 1998. Variable costs and expenses are expected to continue at levels proportionate with revenue activity.

ii)Financial Asset Management - Future growth will be largely dependent on prevailing financial market conditions, relative performance of Janus, Berger and Nelson products, introduction and market reception of new products, as well as other factors.

<PAGE 19>

  Based on a higher level of assets under management starting the second quarter, revenues for the remainder of 1998 are expected to exceed comparable prior year periods. Costs and expenses should continue at operating levels consistent with the rate of growth, if any, in revenues.

iii) Equity Investments - The Company expects to continue to participate in the earnings/losses from its equity investments in DST, Southern Capital and Mexrail. The Company expects to report equity losses from Grupo TFM as it continues its efforts to develop the potential of the Mexican Northeast rail lines.


LIQUIDITY AND CAPITAL RESOURCES

Summary cash flow data is as follows (in millions):
                                         Three Months
                                       Ended March 31,
                                        1998      1997
Cash flows provided by (used for):
 Operating activities                  $ (0.7)  $  19.6
 Investing activities                     4.7    (265.2)
 Financing activities                   (17.8)    237.3
 Cash and equivalents:
   Net decrease                         (13.8)     (8.3)
   At beginning of year                  33.5      22.9
   At end of period                    $ 19.7    $ 14.6


During the three months ended March 31, 1998, the Company's consolidated cash position decreased $13.8 million from December 31, 1997. This decrease resulted from debt repayments, property acquisitions and cash dividends, offset partially by proceeds from issuance of common stock under employee stock plans and sales of short-term investments by Janus. Operating cash flows for the quarter ended March 31, 1998 decreased $20.3 million compared to the same period in 1997. This decrease was chiefly attributable to a payment related to the KCSR Union Productivity fund termination of approximately $24.2 million and increases in accounts receivable, offset partially by changes in other working capital components.

Investing cash flows for the quarter ended March 31, 1998 increased $269.9 million compared to the same period of 1997. This increase results from the Company's approximate $277 million capital contribution to Grupo TFM made in first quarter 1997. Investing expenditures for the quarter ended March 31, 1998 included property acquisitions, and cash received was generated primarily from the sale of short-term investments by Janus.

Financing cash flows were used primarily for the repayment of debt and for cash dividends, partially offset by borrowings to fund the KCSR Union Productivity fund termination and proceeds for issuance of common stock under stock plans. Financing cash flows for the first quarter 1998 decreased $255.1 million from the comparable 1997 quarter due to $280 million of borrowings under credit lines in 1997 used essentially to fund the Grupo TFM capital contribution.

<PAGE 20>

Cash flows from operations are expected to increase during the remainder of 1998 from positive operating income, which has historically resulted in favorable cash flows. Investing activities will continue to use significant amounts of cash. Future roadway improvement projects are expected to be funded
by KCSR operating cash flow.   Based on anticipated financing arrangements for
Grupo TFM, significant additional contributions from the Company to Grupo TFM are not expected to be necessary. However, there exists a possible approximate $74 million capital call if certain Grupo TFM benchmarks, as outlined in Grupo TFM's financing arrangements, are not met. Additionally, if circumstances develop in which a contribution may be requested by Grupo TFM, the Company will evaluate the contribution based on the merits of the specific underlying need.

In addition to operating cash flows, the Company has financing available through its various lines of credit (with a maximum borrowing amount of $560 million, of which $272 million was available at March 31, 1998). Because of certain financial covenants contained in the credit agreements, however, maximum utilization of the Company's available lines of credit may be restricted. The Company also has a Universal Shelf Registration Statement ("Registration Statement") filed in September 1993, as amended in April 1996 for $500 million. The Securities and Exchange Commission declared the Registration Statement effective on April 22, 1996; however, no securities have been issued. As discussed earlier, subsequent to the planned spin-off (which is subject to a favorable IRS tax ruling), a portion of the Registration Statement may be used to sell additional common stock of KCSI. The Company believes its operating cash flows and available financing resources are sufficient to fund working capital and other requirements for the remainder of 1998.

The Company's debt ratio (total debt as a percent of total debt plus equity) at March 31, 1998 was 53.0% compared to 56.7% at December 31, 1997. Company consolidated debt decreased $26.4 million from December 31, 1997 (to $890.2 million at March 31, 1998) as a result of repayments exceeding borrowings. Consolidated equity increased $90.0 million from December 31, 1997. This increase was due to net income of $46.2 million coupled with a $29.9 million non-cash equity adjustment related to an increase in unrealized gains on "available for sale" securities held by affiliates, and the issuance of common stock under the Employee Stock Purchase Plan and other plans. The decrease in debt, together with increased equity, resulted in a decrease in the debt ratio from December 31, 1997.

Management anticipates that the debt ratio will continue to decrease slightly during the remainder of 1998 as a result of continued debt repayments and profitable operations. Note, however, that unrealized gains on "available for sale" securities are contingent on market conditions and, thus, are subject to significant fluctuations in value. Significant declines in the value of these securities would negatively impact retained earnings and effect the Company's debt ratio.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

<PAGE 21>

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

Part I, Item 1. Financial Statements, Note 11 to the Consolidated Condensed Financial Statements of this Form 10-Q is hereby incorporated herein by reference.


Item 4.  Submission of Matters to a Vote of Security Holders

a) The Company held its 1998 Annual Meeting of Stockholders ("Annual Meeting") on April 30, 1998. A total of 98,862,842 shares of the Common Stock, $.01 per share par value, and Preferred Stock, par value $25.00 per share, or 90.6% of the outstanding voting stock on the record date, was represented at the Annual Meeting, thereby constituting a quorum. These shares voted together as a single class.

b) Proxies for the meeting were solicited pursuant to Regulation 14A; there was no solicitation in opposition to management's nominees for directors as listed in such Proxy Statement and all such nominees were elected. The voting was as follows:

                                                  Total
                                                  Shares
    Election of  Four Directors
        (i)  A. Edward Allinson
                For                               98,206,598
                Withheld                             798,733
                              Total               99,005,331

        (ii) Paul F. Balser
                For                               98,124,632
                Withheld                             798,733
                              Total               98,923,365

      (iii)  James R. Jones
                For                               98,019,334
                Withheld                             798,733
                              Total               98,818,067

        (iv) Landon H. Rowland
                For                               97,905,874
                Withheld                             798,733
                              Total               98,704,606



<PAGE 22>

c) Listed below is each of the other matters voted on at the Company's Annual Meeting. Each of these matters is fully described in the Company's Definitive Proxy Statement. The voting was as follows:


                                                   Total
                                                   Shares
    Approval of the Berger Associates, Inc.
    Stock Option Plan
                For                               78,463,505
                Against                            3,204,296
                Abstentions                        1,026,308
                Non-votes                         16,168,733
                              Total               98,862,842


    Approval of a Performance-Based
    Incentive Compensation Plan for the
    Chief Executive Officer of
    Janus Capital Corporation
                For                               95,736,586
                Against                            2,621,306
                Abstentions                          504,949
                Non-votes                                  -
                              Total               98,862,842


    Ratification of the Board of Directors'
    selection of Price Waterhouse LLP
    as Company's Independent Accountants for 1998
                For                               97,996,461
                Against                              501,028
                Abstentions                          365,354
                Non-votes                                  -
                              Total               98,862,842

Based upon the majority of affirmative votes of the shares present at the Annual Meeting required for approval, each of these matters passed.


Item 6. Exhibits and Reports on Form 8-K

a)     Exhibits

       Exhibit 27.1 - Financial Data Schedule

b)   Reports on Form 8-K

     The Company filed a Current Report on Form 8-K dated April 20, 1998 under Items 5 and 9, reporting the acquisition of Nelson Money Managers PLC, a United Kingdom based investment management company, using a combination of cash, Company Common Stock and notes payable.

<PAGE 23>

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on May 14, 1998.


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