Form 10-K/A
KANSAS CITY SOUTHERN INDUSTRIES INC
filed 1998-06-24
CIK 54480

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                 FORM 10-K/A
                               AMENDMENT NO. 1

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from __________ to ___________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Company Stock. The Company's common stock is listed on the New York Stock Exchange under the symbol "KSU". As of March 9, 1998, 108,828,011 shares of common stock and 242,170 shares of voting Preferred stock were outstanding. On such date, the aggregate market value of the voting common and Preferred stock held by non-affiliates was $4,160,168,188 (amount computed based on closing prices of Preferred and common stock on New York Stock Exchange).

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


General

In this first amendment to the Registrant's Form 10-K/A for the year ended December 31, 1997, the Registrant is providing restated financial data schedules for each of the years ended December 31, 1995, 1996 and 1997, as well as the appropriate quarterly periods for the years ended December 31, 1996 and 1997, in accordance with Rule 601(c)(2)(iii) of Regulation S-K. The Registrant is restating earnings per share to give effect to the new reporting requirements imposed by Statement of Financial Accounting Standards No. 128 ("SFAS 128"). SFAS 128 requires the computation of earnings per share under two methods "basic" and "diluted" as more fully described in Management's Discussion and Analysis of Financial Condition and Results of Operations to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997. Only earnings per share amounts on the attached exhibit 27.1 have been restated to reflect the requirements of SFAS 128. All other previously reported amounts remain unchanged.


Part IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

All information provided under Part IV Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K, except for the information within this Form 10-K/A Amendment No. 1 as provided below, remains unchanged from the Registrant's Form 10-K filed with the Securities and Exchange Commission on March 17, 1998.

(a) List of Documents filed as part of this Report

(27) Financial Data Schedule

  27.1 Restated Financial Data Schedules are attached to this Form 10-K/A Amendment No. 1 as Exhibit 27.1




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on June 24, 1998.


                             Kansas City Southern Industries, Inc.

                                /s/ Louis G. Van Horn
                                   Louis G. Van Horn
                               Vice President & Comptroller
                              (Principal Accounting Officer)

                KANSAS CITY SOUTHERN INDUSTRIES, INC.
            1997 FORM 10-K/A AMENDMENT NO. 1 ANNUAL REPORT
                          INDEX TO EXHIBITS


Exhibit
  No.                            Document


   27.1         Restated Financial Data Schedules