Form 10-Q
period 1998-06-30
KANSAS CITY SOUTHERN INDUSTRIES INC
filed 1998-08-13
CIK 54480

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

                         Yes [X]              No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                                 Outstanding at July 31, 1998
Common Stock, $.01 per share par value                              109,500,735
-------------------------------------------------------------------------------

                      KANSAS CITY SOUTHERN INDUSTRIES, INC.

                                    FORM 10-Q

                                  JUNE 30, 1998

                                      INDEX


                                                                         Page

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Introductory Comments                                                      1

Consolidated Condensed Balance Sheets -
     June 30, 1998 and December 31, 1997                                   2

Consolidated Condensed Statements of Income and Comprehensive Income -
     Three and Six Months Ended June 30, 1998 and 1997                     3

Computation of Basic and Diluted Earnings per Common Share                 3

Consolidated Condensed Statements of Cash Flows -
     Six Months Ended June 30, 1998 and 1997                               4

Notes to Consolidated Condensed Financial Statements                       5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              11

Item 3.  Qualitative and Quantitative Disclosures About Market Risk       23

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                24

Item 4.  Submission of Matters to a Vote of Security Holders              24

Item 5.  Other Information                                                25

Item 6.  Exhibits and Reports on Form 8-K                                 25


SIGNATURES                                                                26

                      KANSAS CITY SOUTHERN INDUSTRIES, INC.

                                    FORM 10-Q

                                  JUNE 30, 1998


PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements


INTRODUCTORY COMMENTS

The Consolidated Condensed Financial Statements included herein have been prepared by Kansas City Southern Industries, Inc. ("Company" or "KCSI"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Consolidated Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this form 10-Q. Results for the three and six months ended June 30, 1998 are not necessarily indicative of the results expected for the full year 1998.

                      KANSAS CITY SOUTHERN INDUSTRIES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                              (Dollars in Millions)

                                                                             June 30,           December 31,
                                                                               1998                1997
                                                                           (Unaudited)
ASSETS

Current Assets:
    Cash and equivalents                                                   $       8.8          $      33.5
    Accounts receivable, net                                                     200.2                177.0
    Inventories                                                                   39.3                 38.4
    Other current assets                                                         144.1                124.2
                                                                           -----------          -----------
        Total current assets                                                     392.4                373.1

Investments held for operating purposes                                          753.3                683.5

Properties (net of $545.7 and $518.6 accumulated
    depreciation and amortization, respectively)                               1,237.4              1,227.2

Intangibles and Other Assets,  net                                               184.1                150.4
                                                                           -----------          -----------

    Total assets                                                           $   2,567.2          $   2,434.2
                                                                           ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Debt due within one year                                               $     113.7          $     110.7
    Accounts and wages payable                                                   104.4                109.0
    Accrued liabilities                                                          178.6                217.8
                                                                           -----------          -----------
        Total current liabilities                                                396.7                437.5
                                                                           -----------          -----------

Other Liabilities:
    Long-term debt                                                               758.0                805.9
    Deferred income taxes                                                        391.9                332.2
    Other deferred credits                                                       132.9                132.1
                                                                           -----------          -----------
        Total other liabilities                                                1,282.8              1,270.2
                                                                           -----------          -----------

Minority Interest in consolidated subsidiaries                                    22.9                 28.2
                                                                           -----------          -----------

Stockholders' Equity:
    Preferred stock                                                                7.1                  7.1
    Common stock                                                                   1.1                  1.1
    Capital surplus                                                                6.4                    -
    Retained earnings                                                            956.5                839.3
    Accumulated other comprehensive income                                        93.7                 50.8
    Shares held in trust                                                        (200.0)              (200.0)
                                                                           -----------          -----------
        Total stockholders' equity                                               864.8                698.3
                                                                           -----------          -----------

    Total liabilities and stockholders' equity                             $   2,567.2          $   2,434.2
                                                                           ===========          ===========

   See accompanying notes to consolidated condensed financial statements.

                      KANSAS CITY SOUTHERN INDUSTRIES, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                  (Dollars in Millions, Except per Share Data)
                                   (Unaudited)

                                                               Three Months                   Six Months
                                                              Ended June 30,                 Ended June 30,
                                                           1998           1997             1998          1997
Revenues                                               $    322.6      $   252.6       $    618.3    $    490.4

Costs and expenses                                          200.3          166.8            388.8         330.5
Depreciation and amortization                                17.9           18.4             34.7          36.9
                                                       ----------      ---------       ----------    ----------
     Operating Income                                       104.4           67.4            194.8         123.0

Equity in net earnings (losses) of unconsolidated affiliates:
     DST Systems, Inc.                                        7.5            5.7             15.0          11.8
     Grupo Transportacion Ferroviaria
       Mexicana, S.A. de C.V.                                (2.1)          (3.0)            (5.2)         (3.0)
     Other                                                    0.5            1.2              0.9           1.8

Interest expense                                            (16.2)         (13.6)           (33.6)        (27.3)
Other, net                                                   15.2            4.3             21.8          10.3
                                                       ----------      ---------       ----------    ----------
     Pretax Income                                          109.3           62.0            193.7         116.6

Income tax provision                                         40.9           24.3             72.4          45.7
Minority interest in
  consolidated earnings                                       9.7            5.9             16.4          10.6
                                                       ----------      ---------       ----------    ----------

Net Income                                                   58.7           31.8            104.9          60.3

Other comprehensive income, net of tax:
     Unrealized gain on securities                           13.0           18.0             42.9           9.1
                                                       ----------      ---------       ----------    ----------

Comprehensive Income                                   $     71.7      $    49.8       $    147.8    $     69.4
                                                       ==========      =========       ==========    ==========


Computation of Basic and Diluted Earnings per Common Share

Basic Earnings per Common Share                        $     0.54      $    0.29       $     0.96    $     0.56
                                                       ==========      =========       ==========    ==========

Diluted Earnings per Common Share                      $     0.51      $    0.29       $     0.92    $     0.55
                                                       ==========      =========       ==========    ==========

Weighted Average Basic Common
  Shares Outstanding (in thousands)                       109,253         107,095         108,894       107,631
                                                       ----------      ----------      ----------    ----------

Weighted Average Diluted Common
  Shares Outstanding (in thousands)                       113,303         109,518         112,809       109,944
                                                       ----------      ----------      ----------    ----------

Cash Dividends Paid:
     Per Preferred share                               $      .25      $     .25       $      .50    $      .50
     Per Common share                                         .04            .03              .08           .07

    See accompanying notes to consolidated condensed financial statements.

                      KANSAS CITY SOUTHERN INDUSTRIES, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                              (Dollars in Millions)
                                   (Unaudited)

                                                                               Six Months
                                                                             Ended June 30,
                                                                          1998             1997
CASH FLOWS PROVIDED BY (USED FOR):

OPERATING ACTIVITIES:
   Net income                                                          $   104.9       $     60.3
   Adjustments to net income:
     Depreciation and amortization                                          34.7             36.9
     Deferred income taxes                                                  22.3             10.7
     Equity in undistributed earnings                                      (10.7)           (10.6)
     Distributions from equity investments                                   5.5              -
     Gain on sale of equity investments and property                       (14.4)            (1.7)
   Changes in working capital items:
     Accounts receivable                                                   (21.6)           (14.9)
     Inventories                                                            (0.9)             0.9
     Other current assets                                                  (17.6)            (4.6)
     Accounts and wages payable                                             (6.5)           (17.6)
     Accrued liabilities                                                   (23.1)            24.7
   Other, net                                                               (7.4)            (4.0)
                                                                       ----------      ----------
     Net                                                                    65.2             80.1
                                                                       ---------       ----------


INVESTING ACTIVITIES:
   Property acquisitions                                                   (40.2)           (33.1)
   Proceeds from disposal of property                                        5.2              4.3
   Investment in and loans with affiliates                                 (24.8)          (298.9)
   Net sales (purchases) of short-term investments                          (0.7)            27.1
   Proceeds from disposal of investments                                    10.3              -
   Other, net                                                                3.8              8.0
                                                                       ---------       ----------
     Net                                                                   (46.4)          (292.6)
                                                                       ----------      ----------


FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                                 53.8            298.0
   Repayment of long-term debt                                            (105.0)           (50.3)
   Proceeds from stock plans                                                23.0              7.8
   Stock repurchased                                                        (3.5)           (42.4)
   Cash dividends paid                                                     (13.4)           (11.0)
   Other, net                                                                1.6              5.6
                                                                       ---------       ----------
     Net                                                                   (43.5)           207.7
                                                                       ----------      ----------


CASH AND EQUIVALENTS:
   Net decrease                                                            (24.7)            (4.8)
   At beginning of year                                                     33.5             22.9
                                                                       ---------       ----------
   At end of period                                                    $     8.8       $     18.1
                                                                       =========       ==========


    See accompanying notes to consolidated condensed financial statements.

                      KANSAS CITY SOUTHERN INDUSTRIES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. In the opinion of Kansas City Southern Industries, Inc. ("Company"; "KCSI"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal closing procedures) necessary to present fairly the financial position of the Company and its subsidiaries as of June 30, 1998 and December 31, 1997, the results of operations for the three and six months ended June 30, 1998 and 1997, and cash flows for the six months ended June 30, 1998 and 1997.


2. The results of operations for the three and six months ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year 1998.


3. The accompanying consolidated condensed financial statements have been prepared consistently with accounting policies described more fully in Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

   On February 3, 1998, the Company announced the planned separation of its Transportation and Financial Asset Management segments through a proposed dividend of the stock of its Financial Asset Management businesses (the "Spin-off"). The Spin-off is subject to obtaining a favorable tax ruling from the Internal Revenue Service ("IRS") and other key factors. A tax ruling request was filed with the IRS on February 27, 1998. The Company expects to complete the Spin-off in 1998, subject to receipt of a favorable tax ruling. A public offering of KCSI stock (i.e. the Transportation segment) using the Company's Universal Shelf Registration Statement is anticipated to occur subsequent to the Spin-off. Also subsequent to the Spin-off, the Company anticipates effecting a reverse stock split, which was approved by a majority vote of the Company's stockholders held at a special stockholder's meeting on July 15, 1998.


4. The effect of stock options to employees represent the only difference between the weighted average shares used for the basic earnings per share computation compared to the diluted earnings per share computation. The total incremental shares from assumed conversion of stock options included in the computation of diluted earnings per share were 4,049,731 and 3,915,046, respectively, for the three and six month periods ended June 30, 1998 and 2,421,342 and 2,312,241, respectively, for the same 1997 periods. For the three and six month periods ended June 30, 1998, the weighted average of options to purchase 95,000 and 48,500 shares of KCSI common stock, respectively, were excluded from the respective computation of diluted earnings per share because the exercise prices were greater than the average market prices of the common shares. For the three and six month periods ended June 30, 1997, the weighted average of options to purchase zero and 1,306 shares were excluded.

   The only adjustments that currently affect the numerator of the Company's diluted earnings per share computation include preferred dividends and potentially dilutive securities at subsidiaries and affiliates. These adjustments totaled $0.5 million and $0.9 million for the three and six month periods ended June 30, 1998, respectively. Adjustments for the three and six month periods ended June 30, 1997 were not material.


5. The Company's inventories ($39.3 million at June 30, 1998 and $38.4 million at December 31, 1997) primarily consist of material and supplies related to rail transportation. Other components of inventories are not material.

6. Investments in unconsolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence but not more than a 50% voting interest. Investments in unconsolidated affiliates at June 30, 1998 include equity interests in DST Systems, Inc., ("DST"- approximately 41%), Grupo Transportacion Ferroviaria Mexicana S.A. de C.V. ("Grupo TFM" - 37%), Southern Capital Corporation LLC ("Southern Capital - 50%) and Mexrail, Inc., ("Mexrail" - 49%), as well as the Company's interests in other companies.

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

   Combined condensed financial information of unconsolidated affiliates is shown below (dollars in millions):

   Financial Condition:

                                           June 30, 1998                               December 31, 1997
                                   DST       Grupo TFM      Other                DST       Grupo TFM      Other

    Current assets            $    255.7   $     93.8     $   31.6          $    231.3    $   114.7     $   29.9
    Non-current assets           1,376.4      1,959.5        274.3             1,124.1      1,990.4        255.1
                              ----------   ----------     --------          ----------    ---------     --------

       Assets                 $  1,632.1   $  2,053.3     $  305.9          $  1,355.4    $ 2,105.1     $  285.0
                              ==========   ==========     ========          ==========    =========     ========



    Current liabilities       $    126.1   $    171.4     $   21.0          $    141.0    $   158.5     $   13.2
    Non-current liabilities        478.8        778.8        214.7               378.7        830.6        191.7
    Minority Interest                -          342.4          -                   -          345.4          -
    Equity of stockholders
      and partners               1,027.2        760.7         70.2               835.7        770.6         80.1
                              ----------    ---------     --------          ----------    ---------     --------

       Liabilities and
         equity               $  1,632.1   $  2,053.3     $  305.9          $  1,355.4    $ 2,105.1     $  285.0
                              ==========   ==========     ========          ==========    =========     ========


    Investment in uncon-
      solidated affiliates    $    425.0   $    283.3     $   39.1          $    345.3    $   288.2     $   44.6
                              ==========   ==========     ========          ==========    =========     ========

Operating Results:

                                                     Three Months                             Six Months
                                                    Ended June 30,                          Ended June 30,
                                            -----------------------------           ------------------------------
                                                1998               1997                 1998              1997
                                            -----------------------------           ------------------------------

   Revenues:
     DST                                    $    184.3         $    155.4           $    371.7         $   314.1
     Grupo TFM (a)                               109.6                7.0                209.6               7.0
     All others                                   20.2               17.0                 46.3              32.8
                                            ----------         ----------           ----------         ---------

       Total revenues                       $    314.1         $    179.4           $    627.6         $   353.9
                                            ==========         ==========           ==========         =========

   Operating costs and expenses:
     DST                                    $    156.2         $    134.4           $    312.4         $   269.4
     Grupo TFM (a)                                96.6                7.0                187.3               7.0
     All others                                   19.8               13.6                 44.7              27.2
                                            ----------         ----------           ----------         ---------

       Total operating costs and expenses   $    272.6         $    155.0           $    544.4         $   303.6
                                            ==========         ==========           ==========         =========

   Net income:
     DST                                    $     17.5         $     13.8           $     36.1         $    28.9
     Grupo TFM (a)                                (5.7)              (7.9)                (9.8)             (7.9)
     All others                                    1.0                2.3                  1.4               3.1
                                            ----------         ----------           ----------         ---------

       Total net income                     $     12.8         $      8.2           $     27.7         $    24.1
                                            ==========         ==========           ==========         =========


(a) The operating results provided for Grupo TFM for the three and six month periods ended June 30, 1997 reflect its operation of TFM, S.A. de C.V. ("TFM" ) beginning on June 23, 1997.



7. For purposes of the Statement of Cash Flows, the Company considers all short-term liquid investments with an initial maturity of generally three months or less to be cash equivalents.


   a.   Supplemental Cash Flow Information (in millions):

                                                                         Six Months
                                                                       Ended June 30,
                                                                   1998                1997
        Interest paid (excluding capitalized interest)         $     36.2           $     25.1
        Income taxes paid                                            39.0                 18.9


   b.   Noncash Investing and Financing Activities:

   During second quarter 1998, in connection with Company's acquisition of Nelson Money Managers PLC ("Nelson"), the Company issued approximately 67,000 shares of KCSI Common Stock (valued at $3.2 million) to certain of the sellers of the Nelson shares. Also, notes payable of $4.9 million were recorded as part of the purchase price, payable by March 31, 2005, bearing interest at 7 percent. See Note 8 below for additional information.

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

   Certain Company subsidiaries and affiliates hold investments which are accounted for as "available for sale" securities as defined by Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." The Company records its proportionate share of any unrealized gains or losses related to these investments, net of deferred taxes, in stockholders' equity. As of June 30, 1998, the unrealized gain, net of deferred taxes, related to these investments increased $42.9 million from December 31, 1997. The unrealized gain, net of deferred taxes, as of June 30, 1997, increased $9.1 million from December 31, 1996.


c. Additional Information:

   During July 1998, the Company refinanced the $100 million, 5.75% Notes that were due using borrowings under its lines of credit.


8. On April 20, 1998, the Company completed its acquisition of 80% of Nelson, an investment advisor and manager based in the United Kingdom ("UK"). Nelson has six offices throughout the UK and offers planning based asset management services directly to private clients. Nelson manages approximately $1 billion of assets. The acquisition, accounted for as a purchase, was completed using a combination of cash, Company Common Stock and notes payable. The total purchase price was approximately $32 million. The purchase price is in excess of the book value of the net assets received and this excess has been recorded in various intangible asset accounts. These intangible assets are being amortized over periods ranging up to 20 years. Nelson, an indirect subsidiary of FAM Holdings Inc., is consolidated in the Company's Financial Asset Management segment. Nelson's revenues and expenses for the three and six months ended June 30, 1998, were not material to the Company's results of operations.


9. The Company's other comprehensive income consists primarily of unrealized gains and losses relating to investments held by Financial Asset Management subsidiaries and affiliates as "available for sale" securities as defined by Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." The Company records its proportionate share of any unrealized gains or losses related to these investments, net of deferred taxes, in stockholders' equity as accumulated other comprehensive income. The unrealized gain related to these investments increased $70.0 and 15.4 million ( $42.9 and $9.1 million, net of deferred taxes) for the six months ended June 30, 1998 and 1997, respectively, as a result of unrealized gains related to these investments. The unrealized gain related to these investments increased $21.4 and $30.0 million ( $13.0 and $18.0 million, net of deferred taxes) for the three months ended June 30, 1998 and 1997, respectively.


10.In June 1997,  the  Financial  Accounting  Standards  Board  ("FASB")  issued
   Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the manner in which public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997; however, in the initial year of application, SFAS 131 need not be applied to interim financial statements. The Company is reviewing SFAS 131 and expects to adopt it for the year ending December 31, 1998.

   In February 1998, Statement of Financial Accounting Standards No. 132 "Employers' Disclosure about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88, and 106" ("SFAS 132") was issued. SFAS 132 establishes standardized disclosure requirements for pension and other postretirement benefit plans, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer useful. The standard does not change the measurement or recognition of pension or postretirement benefit plans. The Company is reviewing SFAS 132 and expects to adopt it for the year ending December 31, 1998. SFAS 132 is not expected to have a material impact on the Company's current disclosures.

   In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities measured at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 and should not be retroactively applied to financial statements of periods prior to adoption.

   The Company currently has a program to hedge against fluctuations in the price of diesel fuel purchases, and also enters into fuel purchase commitments from time to time. In addition, the Company continues to evaluate alternatives with respect to utilizing foreign currency instruments to hedge its U.S. dollar investment in Grupo TFM and Nelson as market conditions change or exchange rates fluctuate. Currently, the Company has no outstanding foreign currency hedges. The Company is reviewing the provisions of SFAS 133 and expects adoption by the required date. The adoption of SFAS 133 with respect to existing hedge transactions is not expected to have a material impact on the Company's results of operations, financial position or cash flows.


11.The Company has had no significant changes in its outstanding litigation or other contingencies from that previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The following provides an update concerning the Bogalusa Cases.

   Bogalusa Cases

   In July 1995, the Kansas City Railway Company ("KCSR") was named as one of twenty-seven defendants in various lawsuits in Louisiana and Mississippi arising from the explosion of a rail car loaded with chemicals in Bogalusa, Louisiana on October 23, 1995. As a result of the explosion, nitrogen dioxide and oxides of nitrogen were released into the atmosphere over parts of that town and the surrounding area allegedly causing evacuations and injuries. Approximately 25,000 residents of Louisiana and Mississippi have asserted claims to recover damages allegedly caused by exposure to the chemicals.

   KCSR neither owned nor leased the rail car or the rails on which it was located at the time of the explosion in Bogalusa. KCSR, did, however, move the rail car from Jackson to Vicksburg, Mississippi, where it was loaded with chemicals, and back to Jackson where the car was tendered to the Illinois Central Railroad Company ("IC"). The explosion occurred more than 15 days after KCSR last transported the rail car. The car was loaded by the shipper in excess of its standard weight when it was transported by KCSR to interchange with the IC.

   The Mississippi lawsuit arising from the chemical release is scheduled for trial in September 1998. KCSR sought dismissal of these suits in the trial appellate courts, which was denied in each case. KCSR is considering seeking review by the U.S. Supreme Court of those State Court denials.

   KCSR believes that its exposure to liability in these cases is remote. If KCSR were to be found liable for punitive damages in these cases, such a judgment could have a material adverse effect on the financial condition of the Company.


12.See the Recent  Developments  section of Item 2, Management's  Discussion and
   Analysis of Financial Condition and Results of Operations, for significant transactions and events that will have an impact on the Company's future results of operations and financial position.

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

The Company's business activities by industry segment and principal subsidiary companies are:

Transportation    -    The    Transportation    segment    consists    of    all
transportation-related subsidiaries and investments, including:

* Kansas City Southern Railway Company ("KCSR"), a wholly-owned subsidiary of the Company, operating a Class I Common Carrier railroad system;
*   Gateway  Western  Railway  Company  ("Gateway   Western"),   a  wholly-owned
    subsidiary of KCS Transportation Company, a wholly-owned subsidiary of the Company, operating a regional railroad system;
*   Southern  Group,  Inc., a  wholly-owned  subsidiary of KCSR,  owning 100% of
    Carland,   Inc.  and  managing  the  loan  portfolio  for  Southern  Capital
    Corporation LLC ("Southern Capital"), a 50% owned joint venture;
* Equity investments in Southern Capital, Grupo Tranportacion Ferroviaria Mexicana S.A. de C.V. ( "Grupo TFM") a 37% owned affiliate, Mexrail Inc. ("Mexrail"), a 49% owned affiliate along with its wholly-owned subsidiary, the Texas Mexican Railway Company ("Tex-Mex"); and Panama Canal Railway Company, a 50% joint venture;
*   Various other consolidated subsidiaries;
* Kansas City Southern Lines, Inc. ("KCSL"), a wholly-owned subsidiary of the Company, serving as a holding company for transportation-related entities;

Financial Asset Management - The Financial Asset Management segment consists of all subsidiaries engaged in the management of investments for mutual funds, private and other accounts, as well as any Financial Asset Management-related investments. Included are:

*   Janus Capital Corporation ("Janus"), an 82% owned subsidiary;
*   Berger Associates, Inc. ("Berger"), a 100% owned subsidiary;
*   Nelson Money Managers PLC ("Nelson"), an 80% owned subsidiary as of
    April 20, 1998 - see discussion in "Recent Developments" below.
*   DST Systems, Inc. ("DST"), an approximate 41% owned equity investment;
* FAM Holdings, Inc. ("FAM Holdings"), a wholly-owned subsidiary of the Company, formed on January 23, 1998 for the purpose of becoming a holding company for financial asset management-related subsidiaries and affiliates.


RECENT DEVELOPMENTS


Planned Separation of the Company Business Segments. As previously disclosed, the Company announced the planned separation of its Transportation and Financial Asset Management segments through a proposed dividend of the stock of its Financial Asset Management businesses (the "Spin-off"). The Spin-off is subject to obtaining a favorable tax ruling from the Internal Revenue Service ("IRS") and other key factors. A tax ruling request was filed with the IRS on February 27, 1998.

The Company expects to complete the Spin-off in 1998, subject to receipt of a favorable tax ruling. A public offering of KCSI stock (i.e. the Transportation segment) using the Company's Universal Shelf Registration Statement is
anticipated to occur subsequent to the Spin-off. Also subsequent to the Spin-off, the Company anticipates effecting a reverse stock split, which was approved by a majority vote of the Company's stockholders held at a special stockholders' meeting on July 15, 1998.


Acquisition of Nelson Money Manager PLC ("Nelson"). On April 20, 1998, the Company completed its acquisition of 80% of Nelson, an investment advisor and manager based in the United Kingdom ("UK"). Nelson has six offices throughout the UK and offers planning based asset management services directly to private clients. Nelson manages approximately $1 billion of assets. The acquisition, accounted for as a purchase, was completed using a combination of cash, Company Common Stock and notes payable. The total purchase price was approximately $32 million. The purchase price is in excess of the book value of the net assets received and this excess has been recorded in various intangible asset accounts. These intangible assets are being amortized over periods ranging up to 20 years. Nelson, an indirect subsidiary of FAM Holdings Inc., is consolidated in the Company's Financial Asset Management segment. Nelson's revenues and expenses for the three and six months ended June 30, 1998, were not material to the Company's results of operations.

Houston Emergency Service Order. As disclosed in the 1997 Annual Report on Form 10-K, on October 31, 1997 the Surface Transportation Board ("STB") issued an emergency service order which addressed the deteriorating quality of rail service in the Western United States. Key measures in the STB order included granting the Tex-Mex access to Houston shippers, trackage rights over the more direct Algoa Route south of Houston and a connection with the Burlington Northern Santa Fe Railroad at Flatonia, Texas. The order took effect on November 5, 1997 and was extended through August 2, 1998. In a decision released on July 31, 1998, the STB announced that it would not extend the emergency service order in the Houston/Gulf Coast region, citing improved conditions in Houston area rail service. This decision provided for a "45-day wind down" period until September 17, during which the Tex-Mex could provide service under the terms of the emergency service order. The Company is currently evaluating the impact of this decision by the STB.

During second quarter 1998, the KCSR and Tex-Mex, along with the Texas Railroad Commission and several shipper advocate groups, filed the Houston Area Consensus Plan ("Consensus Plan") with the STB. This Consensus Plan, which has been accepted by the STB for consideration, seeks to provide the Tex-Mex with permanent access to the Houston/Gulf Coast markets and to expand neutral switching to hundreds of shippers. This plan is designed to provide Houston area shippers with access to a competitive alternative for their rail service provider. A response from the STB is not expected until fourth quarter 1998.


RESULTS OF OPERATIONS


Segment revenues, operating income and net income comparisons follow (dollars in millions):

                                                             Three Months                      Six Months
                                                             Ended June 30,                  Ended June 30,
                                                          1998          1997               1998           1997
                                                       ---------      --------          ---------       --------
Revenues:
   Transportation                                      $   152.9      $  139.9          $   305.4       $  274.2
   Financial Asset Management                              169.7         112.7              312.9          216.2
                                                       ---------      --------          ---------       --------
       Total                                           $   322.6      $  252.6          $   618.3       $  490.4
                                                       =========      ========          =========       ========

Operating Income:
   Transportation                                      $    29.8      $   14.1          $    61.8       $   28.1
   Financial Asset Management                               74.6          53.3              133.0           94.9
                                                       ---------      --------          ---------       --------
       Total                                           $   104.4      $   67.4          $   194.8       $  123.0
                                                       =========      ========          =========       ========

Net Income:
    Transportation                                     $     9.4      $    0.3          $    18.6       $    3.3
    Financial Asset Management                              49.3          31.5               86.3           57.0
                                                       ---------      --------          ---------       --------
       Total                                           $    58.7      $   31.8          $   104.9       $   60.3
                                                       =========      ========          =========       ========


The Company reported second quarter 1998 earnings of $58.7 million, or $0.51 per diluted share, compared to $31.8 million, or $0.29 per diluted share in second quarter 1997. Consolidated second quarter 1998 revenues increased $70 million, or 28%, compared to the same period in 1997 as a result of improvements in both of the Company's segments. Operating income for the three months ended June 30, 1998 increased 55% to $104.4 million versus comparable 1997, largely due to higher revenues in both segments, together with overall lower operating expenses for the Transportation segment. Total equity earnings in unconsolidated affiliates increased $2.0 million, reflecting higher equity earnings from the investment in DST coupled with a decrease in the losses related to the investment in Grupo TFM. Interest expense for the three months ended June 30, 1998 was approximately 19% higher than comparable 1997 as a result of indebtedness associated with the Company's investment in Grupo TFM ( interest expense related to the Company's investment in Grupo TFM was capitalized during the three and six month periods ended June 30, 1997).


For the six months ended June 30, 1998, consolidated earnings were $104.9 million, or $0.92 per diluted share, versus $60.3 million, or $0.55 per diluted share in comparable 1997. Year to date 1998 consolidated revenues increased 26% to $618.3 million compared to the same period in 1997, primarily due to the growth in assets under management in the Financial Asset Management segment and increased freight revenues in the Transportation segment. These increased revenues, as well as lower operating expenses for the

Transportation segment for the six months ended 1998, led to a 58% improvement in operating income. Year to date 1998 equity earnings of unconsolidated affiliates increased by $.1 million, mainly because of earnings improvements at DST, offset by an increase in the equity losses in Grupo TFM. Interest expense for the six months ended June 30, 1998 was approximately 23% higher than comparable 1997 primarily as a result of indebtedness related to Grupo TFM as discussed above.


TRANSPORTATION

Three Months Ended June 30, 1998 Compared With The Three Months Ended June 30, 1997

                                  THREE MONTHS ENDED JUNE 30, 1998              THREE MONTHS ENDED JUNE 30, 1997
                                  --------------------------------              --------------------------------
                                                                   (in millions)
                                          Holding Company                               Holding Company
                                        and Transportation-                           and Transportation-
                                             Related     Consolidated                      Related     Consolidated
                                  KCSR     Affiliates   Transportation          KCSR     Affiliates   Transportation

Revenues                       $   138.6    $    14.3     $  152.9           $   126.2    $    13.7     $  139.9
Costs and expenses                  95.8         12.9        108.7                99.5         11.3        110.8
Depreciation and amortization       12.7          1.7         14.4                13.7          1.3         15.0
                               ---------    ---------     --------           ---------    ---------     --------
    Operating income (loss)         30.1         (0.3)        29.8                13.0          1.1         14.1
Equity in net earnings (losses) of
  unconsolidated affiliates:
    Grupo TFM                         -          (2.1)        (2.1)                 -          (3.0)        (3.0)
    Other                            0.5         (0.3)         0.2                 0.6          0.4          1.0
Interest expense                    (9.1)        (5.9)       (15.0)               (9.5)        (1.7)       (11.2)
Other, net                           3.8          0.1          3.9                 0.6          0.3          0.9
                               ---------    ---------     --------           ---------    ---------     --------
    Pretax income (loss)            25.3         (8.5)        16.8                 4.7         (2.9)         1.8
Income tax provision (benefit)       9.9         (2.5)         7.4                 2.1         (0.6)         1.5
                               ---------    ----------    --------           ---------    ---------     --------
    Net income (loss)          $    15.4    $    (6.0)    $    9.4           $     2.6    $    (2.3)    $    0.3
                               =========    ==========    ========           =========    =========     ========


The Transportation segment reported earnings of $9.4 million for the three months ended June 30, 1998, a $9.1 million increase over the three months ended June 30, 1997. Exclusive of interest expense and equity losses from the Company's investment in Grupo TFM of $4.9 and $3.1 million in second quarter 1998 and 1997, respectively, earnings improved $10.9 million for the period to $14.3 million from $3.4 million. Increased earnings were largely because KCSR more than quadrupled its net income quarter to quarter.

Total Transportation segment revenues increased $13.0 million, or 9.3%, to $152.9 million for the three months ended June 30, 1998, from $139.9 million for the three months ended June 30, 1997. This growth was driven primarily by higher KCSR revenues, which grew $12.4 million, or nearly 10%, quarter to quarter. KCSR revenues climbed to $138.6 million for the three months ended June 30, 1998 from $126.2 million for the comparable 1997 period, primarily as a result of higher carloads across all primary commodity groups, which in total increased 14.3% (4.9% of increase relates to intermodal unit volume) to 224,169 from quarter to quarter. The following is a summary of KCSR's major commodity groups:

         Agricultural and mineral products - Agricultural and mineral product revenues increased 4.4%, to $21.9 million for the three months ended June 30, 1998, from $21.0 million for the comparable 1997 period, primarily as a result of higher carloads of food and non-metallic minerals, as well as increased freight revenue per carload for food and metallic ore products. A portion of these increases can be attributed to Mexican import and export traffic through Grupo TFM.

         Chemical and petroleum products - Chemical and petroleum product revenues increased $2.6 million, or 8.0%, to $35.1 million for the three months ended June 30, 1998, from $32.5 million for the three months ended June 30, 1997. Increased revenues resulted from higher miscellaneous chemicals and soda ash shipments and improved revenue per carload from plastic products, partially offset by a reduction of petroleum product carloads. Higher miscellaneous chemical shipments partially resulted from the growing economy, while the increased revenue per carload for plastics resulted in part from a decreased emphasis on certain low margin business.

         Paper and forest products - Paper and forest product revenues increased $1.1 million, or 4.2%, to $27.1 million for the three months ended June 30, 1998 from $26.0 million for the three months ended June 30, 1997. Increases in pulp, paper and lumber revenues were partially offset by a decline in pulpwood and plywood revenues. Improved lumber shipments have resulted from the strong home building and remodeling market and pulp/paper increases are a result of paper mill expansions.

         Coal - Coal revenues increased $3.7 million, or 14.1%, to $30.0 million for the three months ended June 30, 1998 from $26.3 million for the three months ended June 30, 1997, as a result of significantly higher unit coal traffic (increase of 11,805 carloads, or 29.6%). During 1997, one of KCSR's coal customers experienced a plant shutdown for a substantial part of the first six months of the year and another customer experienced operating problems. These factors contributed to depressed revenues for the second quarter 1997. These operating difficulties had been resolved by first quarter 1998, and thus, more unit coal trains were shipped to these customers during second quarter 1998 compared with the same 1997 period. This increase in volume resulted in additional revenues of approximately $2.6 million. The remainder of the revenue increase results from increased capacity at several other plants served by KCSR.

         Intermodal and other - Intermodal and other revenues increased $2.8 million, or 18.9%, to $17.4 million for the three months ended June 30, 1998, from $14.6 million for the comparable 1997 period. This increase is comprised of higher intermodal revenues of $1.5 million arising from more intermodal unit shipments (25.4%) quarter to quarter.

Exclusive of depreciation and amortization expenses, the Transportation segment's operating expenses decreased $2.1 million, or 1.9%, to $108.7 million for the three months ended June 30, 1998 from $110.8 million for the three months ended June 30, 1997. This decrease was fueled by operating efficiencies at KCSR as it continues to focus on cost containment. Total KCSR second quarter expenses were $3.7 million lower than second quarter 1997, and variable operating expenses as a percentage of revenues decreased more than 7% from second quarter 1997. Lower costs were experienced in salaries and wages, fuel and lease expense. Salaries and wages decreased $2.2 million quarter to quarter as a result of the termination of a union Productivity Fund, which occurred during fourth quarter 1997, as well as lower overtime costs. Second quarter 1998 fuel expense decreased $0.7 million as compared with the same 1997 period arising from a decrease in average fuel cost of 15% partially offset by an increase in fuel usage of 8%. Second quarter 1998 lease expense decreased nearly $1.5 million from second quarter 1997 due to the non-renewal of certain expired trailer leases due to the more efficient usage of the trailer fleet, as well as a shift toward utilizing more containers. These lower expenses were partially offset by an increase in materials and supplies expense related to maintenance on locomotives and equipment.

Depreciation and amortization expenses declined $0.6 million (4.0%) to $14.4 million for the three months ended June 30, 1998 from $15.0 million for the comparable 1997 quarter. This decline resulted primarily from the reduction of amortization and depreciation expense arising from the impairment of goodwill and certain branch lines held for sale recorded during December 1997, the effect of which was not realized until 1998. This decline was partially offset by increased depreciation from property additions.

Driven by increased revenues and decreased operating expenses as discussed above, the Transportation segment's operating income increased $15.7 million, or 111.3% to $29.8 million for the three months ended June 30, 1998 from $14.1 million for the three months ended June 30, 1997. KCSR's operating ratio for the second quarter 1998 was 78.1% compared with 88.4% in second quarter 1997. This significant improvement quarter to quarter highlights the improved margins resulting from increased revenues and the continuing success of the Company's cost containment efforts.

Operating income for the Holding Company and Transportation related affiliates declined $1.4 million quarter to quarter as a result of higher holding company expenses, particularly costs associated with efforts to obtain permanent rail access to the Houston, Texas marketplace.

The Transportation segment recorded equity in net losses of $2.1 million from its investment in Grupo TFM for the three months ended June 30, 1998 compared to equity in net losses of $3.0 million for the three months ended June 30, 1997. Grupo TFM losses for second quarter 1997 represent its results of operations from June 23, 1997 and include a $2.6 million charge representing the Company's proportionate share of a one-time charge recorded by Grupo TFM with respect to financing-related fees.

Transportation segment interest expense increased $3.8 million, or 33.9%, to $15 million for the three months ended June 30, 1998 from $11.2 million for the three months ended June 30, 1997 primarily as a result of indebtedness related to the Company's investment in Grupo TFM (interest in 1997 related to Grupo TFM was capitalized until operations commenced in late June, 1997). Other, net increased to $3.9 million for the second quarter 1998 from $0.9 million for the comparable 1997 period resulting primarily from a one-time gain of $2.9 million from the sale of a branch line by KCSR.


Six Months Ended June 30, 1998 Compared With The Six Months Ended June 30, 1997

                                   SIX MONTHS ENDED JUNE 30, 1998                SIX MONTHS ENDED JUNE 30, 1997
                               ------------------------------------          -----------------------------------
                                                                  (in millions)
                                          Holding Company                               Holding Company
                                        and Transportation-                           and Transportation-
                                             Related     Consolidated                      Related     Consolidated
                                  KCSR     Affiliates   Transportation          KCSR     Affiliates   Transportation
Revenues                       $   274.3    $    31.1     $  305.4           $   247.2    $    27.0     $  274.2
Costs and expenses                 189.7         25.5        215.2               193.0         22.6        215.6
Depreciation and amortization       25.3          3.1         28.4                27.3          3.2         30.5
                               ---------    ---------     --------           ---------    ---------     --------
    Operating income                59.3          2.5         61.8                26.9          1.2         28.1
Equity in net earnings (losses) of
  unconsolidated affiliates:
    Grupo TFM                         -          (5.2)        (5.2)                 -          (3.0)        (3.0)
    Other                            1.0         (0.7)         0.3                 1.1          0.4          1.5
Interest expense                   (18.2)       (11.8)       (30.0)              (19.2)        (3.4)       (22.6)
Other, net                           5.4          1.7          7.1                 3.0          0.4          3.4
                               ---------    ---------     --------           ---------    ---------     --------
    Pretax income (loss)            47.5        (13.5)        34.0                11.8         (4.4)         7.4
Income tax provision (benefit)      18.6         (3.2)        15.4                 5.2         (1.1)         4.1
                               ---------    ----------    --------           ---------    ---------     --------
    Net income (loss)          $    28.9    $   (10.3)    $   18.6           $     6.6    $    (3.3)    $    3.3
                               =========    ==========    ========           =========    =========     ========


The Transportation segment reported earnings of $18.6 million for the six months ended June 30, 1998, a $15.3 million increase over the six months ended June 30, 1997. Exclusive of interest expense and equity losses from the Company's investment in Grupo TFM of $10.7 and $3.1 million for the first six months of 1998 and 1997, respectively, earnings improved $22.9 million for the period to $29.3 million from $6.4 million. Increased earnings were largely because KCSR more than quadrupled its net income period to period.

Total revenues increased $31.2 million, or 11.4%, to $305.4 million for the six months ended June 30, 1998, from $274.2 million for the six months ended June 30, 1997. This growth was driven primarily by higher

KCSR revenues, which grew $27.1 million, or nearly 11%, period to period. Also contributing to the increase was Gateway Western revenues which increased $1.6 million, or 8%, for the six month period ended June 30, 1998 versus the comparable 1997 period. KCSR revenues grew to $274.3 million for the six months ended June 30, 1998 from $247.2 million for the same 1997 period, primarily as a result of higher carloads across all primary commodity groups, which in total increased 14.5% (4.4% of increase relates to intermodal unit volume) to 443,828 from period to period. The following is a summary of KCSR's major commodity groups:

         Agricultural and mineral products - Agricultural and mineral product revenues increased 9.8%, to $44.7 million for the six months ended June 30, 1998, from $40.7 million for the comparable 1997 period primarily as a result of higher carloads for export grain, food and non-metallic mineral products and higher freight revenue per carload for export grain and food products. As mentioned above in the second quarter analysis, a portion of these increases can be attributed to the Mexican import and export traffic through Grupo TFM. Agricultural and mineral products accounted for 17.1% of total carload revenues for the six months ended June 30, 1998 compared with 17.3% for the comparable 1997 period.

         Chemical and petroleum products - Chemical and petroleum product revenues increased $4.3 million, or 6.5%, to $69.7 million for the six months ended June 30, 1998, from $65.4 million for the six months ended June 30, 1997. Similar to trends experienced in second quarter 1998 as discussed above, this increase results from higher traffic from miscellaneous chemicals and soda ash shipments and higher revenue per carload from plastic products, partially offset by a reduction of petroleum product carloads. Chemical and petroleum products accounted for 26.6% of total carload revenues for the six months ended June 30, 1998 versus 27.7% for the six months ended June 30, 1997.

         Paper and forest products - Paper and forest product revenues increased $1.9 million , or 3.7%, to $54.2 million for the six months ended June 30, 1998 from $52.3 million for the six months ended June 30, 1997. These improvements mirror the trends discussed above in the second quarter analysis and result from higher pulp, paper and lumber revenues, partially offset by a decline in pulpwood and plywood revenues. Paper and forest products accounted for 20.8% and 22.2% of total carload revenues for the six months ended June 30, 1998 and 1997, respectively.

         Coal - Coal revenues increased $10.6 million, or 22.1%, to $58.5 million for the six months ended June 30, 1998 from $47.9 million for the comparable 1997 period, as a result of significantly higher unit coal traffic (increase of 26,479 carloads, or 34.4%). During the first six months of 1997, unit coal revenues were affected by unplanned outages at utilities served by KCSR as discussed above, as well as first quarter weather problems affecting carriers and mines originating the coal. During the first half of 1998, there were no significant outages or weather problems affecting coal delivery. As a result, during the six months ended June 30, 1998, more unit coal trains were shipped to customers that had experienced outages during 1997 resulting in increased revenues of approximately $4.2 million. In addition, 1998 results reflect the addition of a utility customer that was not served by KCSR during the first three months of 1997. The remainder of the revenue increase results from increased capacity at several plants served by KCSR. Coal accounted for 22.4% and 20.3% of total carload revenues for the six months ended June 30, 1998 and 1997, respectively.

         Intermodal and other - Intermodal and other revenues increased $4.8 million, or 16.1%, to $34.3 million for the six months ended June 30, 1998, from $29.5 million for the comparable 1997 period. This improvement is primarily the result of higher intermodal revenues of $3.2 million arising from increased intermodal traffic of 24.2% period to period. Intermodal and other accounted for 13.1% of total carload revenues for the six months ended June 30, 1998 compared with 12.5% for the six months ended June 30, 1997.

Exclusive of depreciation and amortization expenses, the Transportation segment's operating expenses decreased $0.4 million to $215.2 million for the six months ended June 30, 1998 from $215.6 million for the six months ended June 30, 1997. This decrease was fueled by operating efficiencies at KCSR as it continues to focus on cost containment. Total KCSR year to date expenses were $3.3 million lower than the comparable 1997 period, and variable operating expenses as a percentage of revenues decreased more than 7% from the six months ended June 30, 1997. Lower costs were experienced in salaries and wages, fuel, lease and casualties expense. Salaries and wages decreased $2.0 million period to period as a result of the termination of a union Productivity Fund, which occurred during fourth quarter 1997, as well as lower overtime costs. Year to date 1998 fuel expense decreased $1.3 million as compared with the same 1997 period arising from a decrease in average fuel cost of over 16% partially offset by an increase in fuel usage of nearly 10%. Similar to the trends noted during second quarter 1998 as discussed above, lease expense for the first six months of 1998 decreased $1.9 million as compared to the same 1997 period. Casualties expense declined nearly $1.0 million period to period as a result of a costly 1997 train derailment, which escalated 1997 expense. These lower expenses were partially offset by an increase in materials and supplies expense related to maintenance on locomotives and equipment.

Depreciation and amortization expenses declined $2.1 million (6.9%) to $28.4 million for the six months ended June 30, 1998 from $30.5 million for the comparable 1997 period. This decline resulted primarily from the reduction of amortization and depreciation expense arising from the impairment of goodwill and certain branch lines held for sale recorded during December 1997, the effect of which was not realized until 1998. This decline was partially offset by increased depreciation from property additions.

Operating income increased $33.7 million, or 119.9% to $61.8 million for the six months ended June 30, 1998 from $28.1 million for the six months ended June 30, 1997, as a result of increased revenues and decreased operating expenses as discussed above. KCSR's operating ratio for the first six months of 1998 was 78.2% compared with 87.9% for the six months ended June 30, 1997. This significant improvement period to period highlights the improved margins resulting from increased revenues and the continuing success of the Company's cost containment efforts.

The Transportation segment recorded equity in net losses of $5.2 million from its investment in Grupo TFM for the six months ended June 30, 1998 compared to equity in net losses of $3.0 million for the six months ended June 30, 1997. Grupo TFM losses for the six months ended June 30, 1997 represent its results of operations from June 23, 1997 and include a $2.6 million charge representing the Company's proportionate share of a one-time charge recorded by Grupo TFM with respect to financing-related fees.

Interest expense increased $7.4 million, or 32.7%, to $30.0 million for the six months ended June 30, 1998 from $22.6 million for the six months ended June 30, 1997 primarily as a result of indebtedness related to the Company's investment in Grupo TFM (interest in 1997 related to Grupo TFM was capitalized until operations commenced in late June, 1997). Other, net increased to $7.1 million for the first six months of 1998 from $3.4 million for the comparable 1997 period resulting primarily from a one-time gain of $2.9 million from the sale of a branch line.

FINANCIAL ASSET MANAGEMENT

Three Months Ended June 30, 1998 Compared With The Three Months Ended June 30, 1997


                                 THREE MONTHS ENDED JUNE 30, 1998               THREE MONTHS ENDED JUNE 30, 1997
                                 --------------------------------               --------------------------------
                                                                 (in millions)
                                          Holding Company                               Holding Company
                                  Janus      and FAM-                          Janus       and FAM-
                                   and       Related     Consolidated            and       Related     Consolidated
                                 Berger    Affiliates         FAM              Berger    Affiliates         FAM
Revenues                       $   166.1    $     3.6     $  169.7           $   113.1    $    (0.4)    $  112.7
Costs and expenses                  84.0          7.6         91.6                54.6          1.4         56.0
Depreciation and amortization        3.0          0.5          3.5                 3.3          0.1          3.4
                               ---------    ---------     --------           ---------    ---------     --------
    Operating income (loss)         79.1         (4.5)        74.6                55.2         (1.9)        53.3
Equity in net earnings of
  unconsolidated affiliates:
    DST Systems, Inc.                 -           7.5          7.5                  -           5.7          5.7
    Other                            0.3           -           0.3                 0.2           -           0.2
Interest income (expense)           (1.7)         0.5         (1.2)               (1.7)        (0.7)        (2.4)
Other, net                          10.4          0.9         11.3                 1.3          2.1          3.4
                               ---------    ---------     --------           ---------    ---------     --------
    Pretax income                   88.1          4.4         92.5                55.0          5.2         60.2
Income tax provision (benefit)      34.4         (0.9)        33.5                22.0          0.8         22.8
Minority interest                    9.7            -          9.7                 5.9            -          5.9
                               ---------    ---------     --------           ---------    ---------     --------
    Net income                 $    44.0    $     5.3     $   49.3           $    27.1    $     4.4     $   31.5
                               =========    =========     ========           =========    =========     ========


Financial Asset Management contributed $49.3 million to KCSI's 1998 second quarter consolidated earnings, an increase of 56% over comparable 1997. Average assets under management by Janus and Berger were 49% higher during second quarter 1998 than second quarter 1997 leading to a $57.0 and $21.3 million increase in revenues and operating income, respectively, over second quarter 1997.

Assets under management increased $9.1 billion during second quarter 1998 as a result of net sales of $2.8 billion and market appreciation of $6.3 billion. Assets under management totaled $93.3 billion at June 30, 1998 ($89.1 billion at Janus; $4.2 billion at Berger) versus $71.6 billion at December 31, 1997 and $63.6 billion at June 30, 1997. See discussion of Janus and Berger activity separately below.

Second quarter 1998 FAM operating expenses increased to $95.1 million from $59.4 million in the prior year quarter, primarily due to the rapid revenue growth during the period. Higher expenses were evident in salaries and wages (primarily investment performance-based incentive compensation), marketing and fulfillment, and alliance fees under mutual fund "supermarket" distribution arrangements.

Second quarter 1998 equity earnings from DST increased to $7.5 million from $5.7 million in comparable 1997, primarily due to higher mutual fund, output processing and other revenues, as well as continued revenue and earnings improvements in DST's international operations. In addition, operating margins increased from 13.5% for second quarter 1997 to 15.2% for second quarter 1998.

Nelson results are included as part of Holding Company and FAM-Related Affiliates. Nelson revenues during second quarter 1998 were approximately $3.6 million. Nelson operating expenses, coupled with higher FAM holding company costs (e.g., consulting and legal fees associated with efforts to effect the Spin-off), comprise the increase in operating expenses within the Holding Company and FAM-Related Affiliates component.

Financial Asset Management interest expense for the second quarter 1998 decreased over comparable 1997 as a result of lower average debt balances during second quarter 1998, primarily due to repayments using cash dividends from Janus. Other, net increased from prior year second quarter due to an $8.8 million one-time gain recognized on the sale of the Janus equity investment in IDEX Management ("IDEX") during the second quarter 1998.


Six Months Ended June 30, 1998 Compared With The Six Months Ended June 30, 1997

                               SIX MONTHS ENDED JUNE 30, 1998                    SIX MONTHS ENDED JUNE 30, 1997
                               ------------------------------                    ------------------------------
                                                                  (in millions)
                                          Holding Company                               Holding Company
                                  Janus      and FAM-                          Janus       and FAM-
                                   and       Related     Consolidated            and         Related   Consolidated
                                 Berger    Affiliates        FAM              Berger      Affiliates       FAM
Revenues                       $   309.3    $     3.6     $  312.9           $   216.7    $    (0.5)    $  216.2
Costs and expenses                 163.1         10.5        173.6               112.2          2.7        114.9
Depreciation and amortization        5.6          0.7          6.3                 6.2          0.2          6.4
                               ---------    ---------     --------           ---------    ---------     --------
    Operating income (loss)        140.6         (7.6)       133.0                98.3         (3.4)        94.9
Equity in net earnings of
  unconsolidated affiliates:
    DST Systems, Inc.                 -          15.0         15.0                  -          11.8         11.8
    Other                            0.6           -           0.6                 0.3           -           0.3
Interest expense                    (3.2)        (0.4)        (3.6)               (3.2)        (1.5)        (4.7)
Other, net                          12.2          2.5         14.7                 1.6          5.3          6.9
                               ---------    ---------     --------           ---------    ---------     --------
    Pretax income                  150.2          9.5        159.7                97.0         12.2        109.2
Income tax provision (benefit)      58.8         (1.8)        57.0                38.4          3.2         41.6
Minority interest                   16.4            -         16.4                10.6            -         10.6
                               ---------    ---------     --------           ---------    ---------     --------
    Net income                 $    75.0    $    11.3     $   86.3           $    48.0    $     9.0     $   57.0
                               =========    =========     ========           =========    =========     ========


For the six months ended June 30, 1998, Financial Asset Management contributed $86.3 million to the Company's consolidated earnings, a 51% increase over the same period in 1997. This increase was attributable to higher revenues (driven by growth in assets under management), operating income and equity earnings.

Year to date 1998 revenues increased 45% to $312.9 million and operating income 40% to $133.0 million compared to the six months ended June 30, 1997. Assets under management increased $21.7 billion during the first six months of 1998, driven by net sales of $5.1 billion and market appreciation of $16.6 billion. Shareowner accounts numbered nearly 2.9 million as of June 30, 1998 (a 6% increase from December 31, 1997).

Year to date 1998 operating expenses increased to $179.9 million from $121.3 million in comparable 1997. This increase is indicative of the rapid revenue growth experienced throughout 1997 and the first half of 1998. Higher expenses were evident in salaries and wages (see comment in quarterly review above), marketing and fulfillment, alliance distribution fees and costs attributable to expenditures for Year 2000 compliance and efforts to effect the Spin-off.

Year to date 1998 equity earnings from DST increased 27% over the same period in 1997 as a result of the same operating trends affecting the quarter as discussed above. Also, U.S. mutual fund shareowner accounts serviced by DST totaled 48.2 million at June 30, 1998, an increase of 7.1% from December 31, 1997 and 13.7% from June 30, 1997.

Year to date 1998 interest expense decreased and other, net increased from comparable 1997 as discussed in the quarterly review above. Also contributing to the improvement in other, net was increased interest income during the six months ended June 30, 1998 resulting from higher levels of income-producing short-term investments held by Janus and Berger.

A brief discussion of Janus and Berger activity during the six months ended June 30, 1998 follows:

       Janus
       Janus continues to report growth in assets under management - a 31% increase from December 31, 1997. Assets in the Janus Advised Funds (i.e., Janus No-Load, Aspen Series and WRL Series) increased 32% from December 31, 1997. Also, assets in private, institutional and sub-advised accounts grew 27% from year end 1997. These increases are attributable to several factors, including, among others: (i) the investment performance of the Janus group of mutual funds, as evidenced by 85% of (separately tracked) Janus funds ranking in the first quartile when compared to their respective peer categories based on product performance over a rolling one-year period through June 30, 1998 (using data from Lipper Analytical Services, Inc.); (ii) continued growth through new monies, particularly a result of increasing marketing efforts during the first half of 1998; and
       (iii) competitive levels of expenses and fees compared to industry standards.

       Berger
       Berger introduced four new funds during fourth quarter 1997, the Berger Small Cap Value Fund, the Berger Balanced Fund, the Berger Mid Cap Fund and the Berger Select Fund. As of June 30, 1998 these four funds had combined assets under management of $283 million (an 82% increase since December 31, 1997) and the latter three ranked in the first quartile of their respective peer groups for the first two quarters of 1998. In addition, the Berger/BIAM International Fund has increased assets under management for each month during 1998, reaching $428.4 million at June 30, 1998 (which is more than twice the amount of assets managed as of December 31, 1997).


TRENDS AND OUTLOOK

The Company reported a 76% improvement in second quarter 1998 diluted earnings per share compared to second quarter 1997. Year to date 1998 diluted earnings per share were 67% higher than the same period in 1997. Second quarter and year to date 1998 earnings from the Financial Asset Management segment reflect continued growth in assets under management resulting in significantly higher revenues and operating income for both periods. Despite equity losses from Grupo TFM of $2.1 and $5.2 million for the three and six month periods ended June 30, 1998, the Transportation segment continued its earnings improvement, raising net income by $9.1 and $15.3 million compared to the three and six months ended June 30, 1997, respectively, largely attributable to KCSR, which quadrupled its net income for both the three and six months ended June 30, 1998.

A current outlook for the Company's businesses for the remainder of 1998 is as follows (refer to the first paragraph of "Overview" section of this Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, regarding forward-looking comments):

i) KCSR - General commodities and intermodal traffic will continue to be largely dependent on economic trends within certain industries in the geographic region served by KCSR. Based on anticipated traffic levels, revenues are expected to experience growth during the remainder of 1998. Variable costs and expenses are expected to continue at levels proportionate with revenue activity.

ii) Financial Asset Management - Future growth will be largely dependent on prevailing financial market conditions, the relative performance of Janus, Berger and Nelson products, the introduction and market reception of new products, as well as other factors. Based on the higher level of assets under management starting the third quarter 1998, revenues for the remainder of 1998 are expected to exceed comparable prior year periods. Costs and expenses are expected to continue at operating levels consistent with the rate of growth, if any, in revenues.

iii) Equity Investments - The Company expects to continue to participate in the earnings/losses from its equity investments in DST, Grupo TFM, Southern Capital and Mexrail. The Company expects to report equity losses from Grupo TFM during the remainder of 1998 as it continues its efforts to develop the potential of the Mexico's Northeast rail lines.



LIQUIDITY AND CAPITAL RESOURCES

Summary cash flow data is as follows (in millions):

                                                           Six Months
                                                         Ended June 30,
                                                     1998              1997
Cash flows provided by (used for):
    Operating activities                          $    65.2        $     80.1
    Investing activities                              (46.4)           (292.6)
    Financing activities                              (43.5)            207.7
                                                  ---------        ----------
    Cash and equivalents:
      Net decrease                                    (24.7)             (4.8)
      At beginning of year                             33.5              22.9
                                                  ---------        ----------
      At end of period                            $     8.8        $     18.1
                                                  =========        ==========


During the six months ended June 30, 1998, the Company's cash position decreased $24.7 million from December 31, 1997. This decrease was caused primarily by cash used for property acquisitions, debt repayments and the purchase of Nelson, offset partially by positive operating cash flows, borrowings and proceeds from the sale of a branch line property by KCSR and the equity investment in IDEX by Janus.

Year to date 1998 operating cash flows decreased $14.9 million compared to the same period in 1997. This decrease was chiefly attributable to the $24.2 million payment during first quarter 1998 related to the termination of a union Productivity Fund and increases in accounts receivable and other current assets, offset partially by increased net income and changes in other working capital components.

Cash flows used for investing activities for the six months ended June 30, 1998 were $246.2 million lower compared with the same 1997 period. Investing expenditures for the six months ended June 30, 1998 were primarily comprised of the investment in Nelson and KCSR property additions. Cash flows used for the six months ended June 30, 1997 included the Company's approximate $277 million capital contribution to Grupo TFM made during the first quarter 1997. Cash received from investing activities was generated primarily from the sale of the equity investment in IDEX by Janus and from property disposals.

Financing cash flows were used primarily for the repayment of long-term debt and dividends, partially offset by borrowings to fund the KCSR Union Productivity Fund termination and the Nelson acquisition, as well as proceeds from the issuance of common stock under stock plans. Financing cash flows for the first six months of 1998 decreased $251.2 million from the comparable 1997 period due to $298.0 million of borrowings under credit lines in 1997 used primarily to fund the Grupo TFM capital contribution.

Cash flows from operations are expected to increase during the remainder of 1998 from positive operating income, which has historically resulted in favorable cash flows. Investing activities will continue to use significant amounts of cash. Future roadway improvement projects are expected to be funded by KCSR operating cash flow. Based on the financing arrangements for Grupo TFM, significant additional contributions from the Company to Grupo TFM are not expected to be necessary. However, there exists a possible capital call ($74 million) if certain Grupo TFM benchmarks, as outlined in Grupo TFM's financing arrangements, are not met. Additionally, if circumstances develop in which a contribution may be requested by Grupo TFM, the Company will evaluate the contribution based on the merits of the specific underlying need.

In addition to operating cash flows, the Company has financing available through its various lines of credit (with a maximum borrowing amount of $660 million, of which $399 million was available at June 30, 1998). Included in the these various lines of credit is a $100 line of credit obtained during second quarter 1998 for the purpose of providing FAM Holdings with its own credit facility. Because of certain financial covenants contained in the credit agreements, however, maximum utilization of the Company's available lines of credit may be restricted. During July 1998, the Company refinanced the $100 million 5.75% Notes that were due using borrowings under its lines of credit. The Company also has the ability to issue $500 million of securities under a Universal Shelf Registration Statement ("Registration Statement") filed in September 1993, as amended in April 1996. The Securities and Exchange Commission declared the Registration Statement effective on April 22, 1996; however, no securities have been issued. As discussed earlier, subsequent to the planned Spin-off (which is subject to favorable IRS tax ruling), a portion of the Registration Statement may be used to sell additional shares of KCSI common stock. The Company believes its operating cash flows and available financing resources are sufficient to fund working capital and other requirements for the remainder of 1998.

The Company's debt ratio (total debt as a percent of total debt plus equity) at June 30, 1998 was 50.2% compared to 56.8% at December 31, 1997. Company consolidated debt decreased $44.9 million from December 31, 1997 (to $871.7 million at June 30, 1998) primarily as a result of repayments of debt exceeding borrowings. Consolidated equity increased $166.5 million from December 31, 1997 primarily as a result of net income of $104.9 million, a $42.9 million non-cash equity adjustment related to unrealized gains on "available for sale" securities held by affiliates and stock options exercised, offset partially by common stock repurchases and dividends paid. The increase in equity coupled with the decrease in debt resulted in a decrease in the debt ratio from December 31, 1997.

Management anticipates that the debt ratio will continue to decrease slightly during the remainder of 1998 as a result of continued debt repayments and profitable operations. Note, however, that unrealized gains on "available for sale" securities, which are included, net of deferred taxes, as a component of stockholders' equity, are contingent on market conditions and thus, are subject to significant fluctuations in value. Significant declines in the value of these securities would negatively impact stockholders' equity and increase the Company's debt ratio.



Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

Part I, Item 1. Financial Statements, Note 11 to the Consolidated Condensed Financial Statements of this Form 10-Q is hereby incorporated herein by reference.


Item 4. Submission of Matters to a Vote of Security Holders

a) The Company held a Special Meeting of Stockholders ("Special Meeting") on July 15, 1998 to vote on four proposals, including an Amendment to the Company's Certificate of Incorporation to Effect a Reverse Stock Split, contingent upon market conditions and the completion of the Spin-off of the Financial Asset Management segment. A total of 82,584,039 shares of the Common Stock, $.01 per share par value, and Preferred Stock, par value $25.00 per share, or 75.4% of the outstanding voting stock on the record date, was represented at the Special Meeting, thereby constituting a quorum. These shares voted together as a single class.

b) Proxies for the meeting were solicited pursuant to Regulation 14A. Listed below is each of the matters voted on at the Company's Annual Meeting. Each of these matters is fully described in the Company's Definitive Proxy Statement for the Special Meeting. The voting was as follows:

                                                                                              Total
                                                                                              Shares
        Approval of an Amendment
        to KCSI's Certificate of Incorporation
        to Effect a Reverse Stock Split (Contingent upon Spin-off)
                              For                                                             78,670,743
                              Against                                                          3,478,407
                              Abstentions                                                        434,889
                              Non-votes                                                                -
                                                                                        ----------------
                                                     Total                                    82,584,039

        Approval of the Berger Associates, Inc.
        Stock Option Plan
                              For                                                             75,792,317
                              Against                                                          5,845,781
                              Abstentions                                                        945,941
                              Non-votes                                                                -
                                                                                        ----------------
                                                     Total                                    82,584,039

        Approval of the FAM Holdings, Inc. 1998 Long
        Term Incentive Stock Plan
                              For                                                             74,093,832
                              Against                                                          7,164,902
                              Abstentions                                                      1,325,305
                              Non-votes                                                                -
                                                                                        ----------------
                                                     Total                                    82,584,039


        Approval of KCSI's Amended and Restated
        1991 Stock Option and Performance Award Plan
                              For                                                             52,004,334
                              Against                                                         29,706,692
                              Abstentions                                                        873,013
                              Non-votes                                                                -
                                                                                        ----------------
                                                     Total                                    82,584,039

Based upon the majority of affirmative votes of total outstanding shares at the record date, the proposal for Approval of an Amendment to KCSI's Certificate of Incorporation to Effect a Reverse Stock Split passed.

Based upon the majority of affirmative votes of the shares present at the Special Meeting required for approval, each of the other matters passed.


Item 5.  Other Information

The Securities Exchange Commission ("SEC") recently amended its proxy rules to require a registrant, such as the Company, to disclose the date after which stockholder proposals that are not to be included in the Company's proxy statement are considered "untimely" for proxy solicitation purposes. Under the Company's By-laws, in order for such a stockholder proposal to be timely and otherwise validly brought before the Company's 1999 Annual Meeting of Stockholders, a stockholder must notify the Company's Corporate Secretary no earlier than February 2, 1999 and no later than March 19, 1999 (assuming a meeting date of May 4, 1999). The calculation of this notice period and By-law requirement for the contents of such notice are set forth in the Company's 1998 proxy statement, which can be obtained by contacting the SEC's Public Reference Branch or in the SEC's EDGAR database accessible through the SEC's website on the World Wide Web at www.sec.gov.


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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on August 13, 1998.


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