Form 10-Q
period 1998-09-30
KANSAS CITY SOUTHERN INDUSTRIES INC
filed 1998-11-13
CIK 54480

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

          Class                                  Outstanding at October 30, 1998
Common Stock, $.01 per share par value                        109,572,824 Shares
--------------------------------------------------------------------------------


                      KANSAS CITY SOUTHERN INDUSTRIES, INC.

                                    FORM 10-Q

                               SEPTEMBER 30, 1998

                                      INDEX


                                                                           Page

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Introductory Comments                                                         1

Consolidated Condensed Balance Sheets -
  September 30, 1998 and December 31, 1997                                    2

Consolidated Condensed Statements of Income and Comprehensive Income-
  Three and Nine Months Ended September 30, 1998 and 1997                     3

Computation of Basic and Diluted Earnings per Common Share                    3

Consolidated Condensed Statements of Cash Flows -
  Nine Months Ended September 30, 1998 and 1997                               4

Notes to Consolidated Condensed Financial Statements                          5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               11

Item 3.  Qualitative and Quantitative Disclosures About Market Risk          28


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   29

Item 6.  Exhibits and Reports on Form 8-K                                    29


SIGNATURES                                                                   30

                      KANSAS CITY SOUTHERN INDUSTRIES, INC.

                                    FORM 10-Q

                               SEPTEMBER 30, 1998


PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements


INTRODUCTORY COMMENTS

The Consolidated Condensed Financial Statements included herein have been prepared by Kansas City Southern Industries, Inc. ("Company" or "KCSI"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Consolidated Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q. Results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results expected for the full year 1998.



                      KANSAS CITY SOUTHERN INDUSTRIES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                              (Dollars in Millions)

                                                                           September 30,       December 31,
                                                                               1998                1997
ASSETS                                                                      (Unaudited)

Current Assets:
    Cash and equivalents                                                   $      27.9          $      33.5
    Accounts receivable, net                                                     199.2                177.0
    Inventories                                                                   44.0                 38.4
    Other current assets                                                         159.0                124.2
                                                                           -----------          -----------
        Total current assets                                                     430.1                373.1

Investments held for operating purposes                                          721.1                683.5

Properties (net of $554.4 and $518.6 accumulated
    depreciation and amortization, respectively)                               1,252.8              1,227.2

Intangibles and Other Assets, net                                                180.2                150.4
                                                                           -----------          -----------

    Total assets                                                           $   2,584.2          $   2,434.2
                                                                           ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Debt due within one year                                               $      10.7          $     110.7
    Accounts and wages payable                                                   106.4                109.0
    Accrued liabilities                                                          184.8                217.8
                                                                           -----------          -----------
        Total current liabilities                                                301.9                437.5
                                                                           -----------          -----------

Other Liabilities:
    Long-term debt                                                               846.3                805.9
    Deferred income taxes                                                        387.7                332.2
    Other deferred credits                                                       130.8                132.1
                                                                           -----------          -----------
        Total other liabilities                                                1,364.8              1,270.2
                                                                           -----------          -----------

Minority Interest in consolidated subsidiaries                                    25.6                 28.2
                                                                           -----------          -----------

Stockholders' Equity:
    Preferred stock                                                                6.1                  7.1
    Common stock                                                                   1.1                  1.1
    Capital surplus                                                                  -                    -
    Retained earnings                                                            818.0                839.3
    Accumulated other comprehensive income                                        66.7                 50.8
    Shares held in trust                                                             -               (200.0)
                                                                           -----------          -----------
        Total stockholders' equity                                               891.9                698.3
                                                                           -----------          -----------

    Total liabilities and stockholders' equity                             $   2,584.2          $   2,434.2
                                                                           ===========          ===========


See accompanying notes to consolidated condensed financial statements.


                      KANSAS CITY SOUTHERN INDUSTRIES, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                  (Dollars in Millions, Except per Share Data)
                                   (Unaudited)
                                                               Three Months                  Nine Months
                                                            Ended September 30,        Ended September 30,
                                                           1998           1997             1998          1997
Revenues                                               $    334.2      $   273.6       $    952.5    $    764.0

Costs and expenses                                          210.1          169.8            598.9         500.3
Depreciation and amortization                                18.7           19.3             53.4          56.2
                                                       ----------      ---------       ----------    ----------

     Operating Income                                       105.4           84.5            300.2         207.5

Equity in net earnings (losses) of unconsolidated affiliates:
     DST Systems, Inc.                                        7.7            5.6             22.7          17.4
     Grupo Transportacion Ferroviaria
       Mexicana, S.A. de C.V.                                 1.8           (2.3)            (3.4)         (5.3)
     Other                                                    0.8            1.0              1.7           2.8

Interest expense                                            (17.1)         (19.3)           (50.7)        (46.6)
Other, net                                                    4.2            4.4             26.0          14.7
                                                       ----------      ---------       ----------    ----------

     Pretax Income                                          102.8           73.9            296.5         190.5

Income tax provision                                         38.2           25.4            110.6          71.1
Minority interest in consolidated earnings                    9.4            6.7             25.8          17.3
                                                       ----------      ---------       ----------    ----------

Net Income                                                   55.2           41.8            160.1         102.1

Other comprehensive income, net of tax:
     Unrealized gain (loss) on securities                   (27.0)          13.8             15.9          22.9
                                                       -----------     ---------       ----------    ----------

Comprehensive Income                                   $     28.2      $    55.6       $    176.0    $    125.0
                                                       ==========      =========       ==========    ==========


Computation of Basic and Diluted Earnings per Common Share

Basic Earnings per Common Share                        $     0.50      $    0.39       $     1.47    $     0.95
                                                       ==========      =========       ==========    ==========

Diluted Earnings per Common Share                      $     0.49      $    0.38       $     1.41    $     0.92
                                                       ==========      =========       ==========    ==========

Weighted Average Basic Common
  Shares Outstanding (in thousands)                       109,493         107,305         109,083       107,546
                                                       ----------      ----------      ----------    ----------

Weighted Average Diluted Common
  Shares Outstanding (in thousands)                       113,311         110,802         112,966       110,253
                                                       ----------      ----------      ----------    ----------

Cash Dividends Paid:
     Per Preferred share                               $      .25      $     .25       $      .75    $      .75
     Per Common share                                         .04            .04              .12           .11


See accompanying notes to consolidated condensed financial statements.


                      KANSAS CITY SOUTHERN INDUSTRIES, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                              (Dollars in Millions)
                                   (Unaudited)
                                                                               Nine Months
                                                                           Ended September 30,
                                                                          1998             1997
CASH FLOWS PROVIDED BY (USED FOR):

OPERATING ACTIVITIES:
   Net income                                                          $   160.1       $    102.1
   Adjustments to net income:
     Depreciation and amortization                                          53.4             56.2
     Deferred income taxes                                                  34.6             14.0
     Equity in undistributed earnings                                      (15.3)           (14.9)
     Gain on sale of equity investments and property                       (15.4)            (1.9)
     Employee deferred compensation expenses                                 4.4              3.2
   Changes in working capital items:
     Accounts receivable                                                   (20.6)           (25.7)
     Inventories                                                            (5.7)             4.0
     Other current assets                                                  (17.5)            (2.0)
     Accounts and wages payable                                             (4.5)           (10.0)
     Accrued liabilities                                                   (17.7)            24.1
   Other, net                                                               (6.3)             1.1
                                                                       ---------       ----------
     Net                                                                   149.5            150.2
                                                                       ---------       ----------

INVESTING ACTIVITIES:
   Property acquisitions                                                   (72.9)           (57.1)
   Proceeds from disposal of property                                        7.5              5.8
   Investment in and loans with affiliates                                 (24.4)          (298.8)
   Net sales (purchases) of short-term investments                         (17.5)             2.2
   Proceeds from disposal of investments                                    10.2                -
   Other, net                                                               (2.6)             8.8
                                                                       ---------       ----------
     Net                                                                   (99.7)          (339.1)
                                                                       ---------       ----------

FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                                152.8            336.4
   Repayment of long-term debt                                            (214.1)           (82.0)
   Proceeds from stock plans                                                25.0             17.7
   Stock repurchased                                                        (2.7)           (47.1)
   Cash dividends paid                                                     (17.8)           (15.4)
   Other, net                                                                1.4             (0.2)
                                                                       ---------       ----------
     Net                                                                   (55.4)           209.4
                                                                       ---------       ----------

CASH AND EQUIVALENTS:
   Net increase (decrease)                                                  (5.6)            20.5
   At beginning of year                                                     33.5             22.9
                                                                       ---------       ----------
   At end of period                                                    $    27.9       $     43.4
                                                                       =========       ==========



See accompanying notes to consolidated condensed financial statements.

                      KANSAS CITY SOUTHERN INDUSTRIES, INC.


              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS




1. In the opinion of Kansas City Southern Industries, Inc. ("Company"; "KCSI"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal closing procedures) necessary to present fairly the financial position of the Company and its subsidiaries as of September 30, 1998 and December 31, 1997, the results of operations for the three and nine months ended September 30, 1998 and 1997, and cash flows for the nine months ended September 30, 1998 and 1997.


2. The results of operations for the three and nine months ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year 1998.


3. The accompanying consolidated condensed financial statements have been prepared consistently with accounting policies described more fully in Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


4. As previously disclosed, on February 3, 1998, the Company announced its intention to separate the Transportation and Financial Asset Management segments through a proposed dividend of the stock of its Financial Asset Management businesses (the "Spin-off"). The Spin-off is subject to obtaining a favorable tax ruling from the Internal Revenue Service ("IRS") and other key factors. On October 20, 1998, the Company announced that a favorable ruling on the initial structure proposed to the IRS was not expected. Accordingly, KCSI has withdrawn its pending request for a tax ruling but plans to resubmit a request for a ruling as soon as an alternative structure is developed. As a result, the Spin-off will not occur during 1998 as previously contemplated.


5. The effect of stock options to employees represent the only difference between the weighted average shares used for the basic earnings per share computation compared to the diluted earnings per share computation. The total incremental shares from assumed conversion of stock options included in the computation of diluted earnings per share were 3,818,543 and 3,882,879 for the three and nine month periods ended September 30, 1998, respectively, and 3,496,169 and 2,706,884 for the same respective 1997 periods. For the three and nine month periods ended September 30, 1998, the weighted average of options to purchase 95,000 and 64,000 shares of KCSI common stock, respectively, were excluded from the respective computation of diluted earnings per share because the exercise prices were greater than the average market prices of the common shares. For the three and nine month periods ended September 30, 1997, the weighted average of options to purchase shares which were excluded from the diluted earnings per share computation were immaterial.


6. The Company's inventories ($44.0 million at September 30, 1998 and $38.4 million at December 31, 1997) primarily consist of material and supplies related to rail transportation. Other components of inventories are not material.

7. Investments in unconsolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence but not more than a 50% voting interest. Investments in unconsolidated affiliates at September 30, 1998 include equity interests in DST Systems, Inc., ("DST"- approximately 41%), Grupo Transportacion Ferroviaria Mexicana S.A. de C.V. ("Grupo TFM" - 37%), Southern Capital Corporation LLC ("Southern Capital - 50%) and Mexrail, Inc., ("Mexrail" - 49%), as well as the Company's interests in other companies.

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

   Unaudited   combined  condensed   financial   information  of  unconsolidated
   affiliates is shown below (dollars in millions):

   Financial Condition:

                                        September 30, 1998                             December 31, 1997
                                   DST       Grupo TFM      Other                DST       Grupo TFM      Other

    Current assets            $    254.6   $     99.5     $   36.3          $    231.3    $   114.7     $   29.9
    Non-current assets           1,225.2      1,970.2        270.3             1,124.1      1,990.4        255.1
                              ----------   ----------     --------          ----------    ---------     --------

       Assets                 $  1,479.8   $  2,069.7     $  306.6          $  1,355.4    $ 2,105.1     $  285.0
                              ==========   ==========     ========          ==========    =========     ========


    Current liabilities       $    137.2   $    198.6     $   40.0          $    141.0    $   158.5     $   13.2
    Non-current liabilities        397.9        760.2        195.8               378.7        830.6        191.7
    Minority Interest                -          343.7          -                   -          345.4          -
    Equity of stockholders
      and partners                 944.7        767.2         70.8               835.7        770.6         80.1
                              ----------    ---------     --------          ----------    ---------     --------

       Liabilities and
         equity               $  1,479.8   $  2,069.7     $  306.6          $  1,355.4    $ 2,105.1     $  285.0
                              ==========   ==========     ========          ==========    =========     ========


    Investment in uncon-
      solidated affiliates    $    390.6   $    285.0     $   39.8          $    345.3    $   288.2     $   44.6
                              ==========   ==========     ========          ==========    =========     ========

Operating Results:
                                                     Three Months                             Nine Months
                                                  Ended September 30,                     Ended September 30,
                                                1998               1997                 1998              1997
   Revenues:
     DST                                    $    186.3         $    159.8           $    558.0         $   473.9
     Grupo TFM (a)                               113.9             100.0                 323.5             107.0
     All others                                   21.2               17.8                 67.5              50.6
                                            ----------         ----------           ----------         ---------

       Total revenues                       $    321.4         $    277.6           $    949.0         $   631.5
                                            ==========         ==========           ==========         =========

   Operating costs and expenses:
     DST                                    $    159.9         $    138.3           $    472.3         $   407.7
     Grupo TFM (a)                                94.0               89.9                281.3              96.9
     All others                                   18.4               18.4                 63.1              45.6
                                            ----------         ----------           ----------         ---------
       Total operating costs
         and expenses                       $    272.3         $    246.6           $    816.7         $   550.2
                                            ==========         ==========           ==========         =========

   Net income (loss):
     DST                                    $     18.6         $     14.1           $     54.7         $    43.0
     Grupo TFM (estimated) (a)                     6.5              (11.0)                (3.3)            (18.9)
     All others                                    0.7                0.8                  2.1               3.9
                                            ----------         ----------           ----------         ---------

       Total net income                     $     25.8         $      3.9           $     53.5         $    28.0
                                            ==========         ==========           ==========         =========

(a) The 1997 operating results provided for Grupo TFM reflect its operation of TFM, S.A. de C.V. ("TFM" ) beginning on June 23, 1997.


8. For purposes of the Statement of Cash Flows, the Company considers all short-term liquid investments with a maturity of generally three months or less to be cash equivalents.

   a.   Supplemental Cash Flow Information (in millions):
                                                                         Nine Months
                                                                    Ended September 30,
                                                                   1998              1997
        Interest paid (excluding capitalized interest)         $     57.4         $     50.8
        Income taxes paid                                            57.2               44.5

   b.   Noncash Investing and Financing Activities:

   During second quarter 1998, in connection with Company's acquisition of Nelson Money Managers PLC ("Nelson"), the Company issued approximately 67,000 shares of KCSI Common Stock (valued at $3.2 million) to certain of the sellers of the Nelson shares. Also, notes payable of $4.9 million were recorded as part of the purchase price, payable by March 31, 2005, bearing interest at 7 percent. See Note 9 below for additional information.

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

   Certain Company subsidiaries and affiliates hold investments which are accounted for as "available for sale" securities as defined by Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). The Company records its proportionate share of any unrealized gains or losses related to these investments, net of deferred taxes, in stockholders' equity as accumulated other comprehensive income. The unrealized gain as of September 30, 1998, net of deferred taxes, related to these investments increased $15.9 million from December 31, 1997. The unrealized gain as of September 30, 1997, net of deferred taxes, increased $22.9 million from December 31, 1996.


9. On April 20, 1998, the Company completed its acquisition of 80% of Nelson, an investment advisor and manager based in the United Kingdom ("UK"). Nelson has six offices throughout the UK and offers planning based asset management services directly to private clients. Nelson manages approximately $1.1 billion of assets as of September 30, 1998. The acquisition, accounted for as a purchase, was completed using a combination of cash, Company Common Stock and notes payable. The total purchase price was approximately $32 million. The purchase price is in excess of the book value of the net assets received and this excess has been recorded in various intangible asset accounts. These intangible assets are being amortized over periods ranging up to 20 years. Nelson is consolidated in the Company's Financial Asset Management segment. Nelson's revenues and expenses for the three and nine months ended September 30, 1998, were not material to the Company's results of operations.


10.The Company's other comprehensive income consists primarily of unrealized gains and losses relating to investments held by Financial Asset Management subsidiaries and affiliates as "available for sale" securities as defined by SFAS 115. The unrealized gain related to these investments increased $24.7 million and $37.6 million ($15.9 million and $22.9 million, net of deferred taxes) for the nine months ended September 30, 1998 and 1997, respectively. The unrealized gain (loss) related to these investments was $(44.2) and $23.0 million ($(27.0) and $13.8 million, net of deferred taxes) for the three months ended September 30, 1998 and 1997, respectively.


11.Effective  September  30,  1998,  the  Company  terminated  the  Kansas  City
   Southern Industries, Inc. Employee Plan Funding Trust ("EPFT" or "Trust"), which was established by KCSI as a grantor trust for the purpose of holding shares of KCSI Series B Convertible Preferred Stock ("Series B Preferred Stock") for the benefit of various KCSI employee benefit plans, including the Employee Stock Ownership Plan, Stock Option Plans and ESPP ( collectively, "Benefit Plans"). The EPFT was administered by an independent bank trustee ("Trustee") and included in the Company's consolidated condensed financial statements.

   In 1993, KCSI transferred one million shares of Series B Preferred Stock to the EPFT for a purchase price of $200 million (based on an independent valuation), which the Trust financed through KCSI. The indebtedness of the EPFT to KCSI was repayable over 27 years with interest at 6% per annum, with no principal payments for the first three years. Principal payments from the EPFT to the Company of $21.3 million since the date of inception decreased the indebtedness to $178.7 million, plus accrued interest, at the date of termination. As a result of these principal payments, 127,638 shares of Series B Preferred Stock were released from the Trust's suspense account and available for distribution to the Benefit Plans. None of these shares, however, were distributed prior to termination of the EPFT.

   In accordance with the Agreement to terminate the EPFT, the Company received 872,362 shares of Series B Preferred Stock in full repayment of the indebtedness from the Trust ( $178.7 million plus accrued interest). In addition, the remaining 127,638 shares of Series B Preferred Stock were converted by the Trustee into KCSI Common Stock, at the rate of 12 to 1, resulting in the issuance to the EPFT of 1,531,656 shares of such Common Stock. This Common Stock was then transferred by the Trustee to KCSI and the Company has set these shares aside for use in connection with the KCSI Stock Option and Performance Award Plan, as amended and restated effective July 15, 1998. Following the foregoing transactions, the EPFT was terminated.

   The impact of the termination of the EPFT on the Company's consolidated condensed financial statements was a reclassification among the components of the stockholder's equity accounts, with no change in the consolidated assets and liabilities of the Company.


12.On September  2, 1998,  DST and USCS  International,  Inc.  ("USCS")  jointly announced an agreement to merge USCS with a wholly-owned subsidiary of DST in exchange for DST's common stock. The announcement stated that the merger is expected to be completed during the fourth quarter 1998 and is intended to be a tax-free reorganization accounted for as a pooling of interests. In conjunction with this merger transaction, the Company, as owner of approximately 41% of DST, expects to record a one-time charge to earnings (estimated to be as much as $20 million) resulting from the associated dilution in its ownership interest which will result from the proposed merger. The Company estimates its ownership percentage of DST to be approximately 31-32% following this proposed merger. In connection with the proposed merger, the Company has entered into a Stockholder Agreement in which the Company has agreed to vote all of the DST shares held by the Company in favor of the merger. Additionally, to avoid any possible adverse effect upon the intended "pooling of interest" accounting for the merger, the Company has agreed to limited restrictions on the timing of the Spin-off and as to the disposition of its DST shares. The restrictions, if invoked, could delay the Spin-off.


13.In June 1997,  the  Financial  Accounting  Standards  Board  ("FASB")  issued
   Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the manner in which public business enterprises report information about operating segments in annual financial statements and requires disclosure of selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997; however, in the initial year of application, SFAS 131 need not be applied to interim financial statements. The Company is reviewing SFAS 131 and expects to adopt it for the year ending December 31, 1998. SFAS 131 is not expected to materially change the Company's current segment reporting disclosures.

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

   The Company currently has a program to hedge against fluctuations in the price of diesel fuel purchases, and also enters into fuel purchase commitments from time to time. In addition, the Company continues to evaluate alternatives with respect to utilizing foreign currency instruments to hedge its U.S. dollar investments in Grupo TFM and Nelson as market conditions change or exchange rates fluctuate. Currently, the Company has no outstanding foreign currency hedges. The Company is reviewing the provisions of SFAS 133 and expects adoption by the required date. The adoption of SFAS 133 with respect to existing hedge transactions is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

14.The Company has had no significant changes in its outstanding litigation or other contingencies from that previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 other than as noted below. The following provides an update concerning the Bogalusa Cases.

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

   KCSR neither owned nor leased the rail car or the rails on which it was located at the time of the explosion in Bogalusa. KCSR did, however, move the rail car from Jackson to Vicksburg, Mississippi, where it was loaded with chemicals, and back to Jackson where the car was tendered to the Illinois Central Railroad Company ("IC"). The explosion occurred more than 15 days after KCSR last transported the rail car. The car was loaded by the shipper in excess of its standard weight, but under the car's capacity, when it was transported by KCSR to interchange with the IC.

   The Mississippi lawsuit arising from the chemical release has now been scheduled for trial in January 1999. KCSR sought dismissal of these suits in the state appellate courts, which was denied in each case. KCSR is currently seeking review of those State Court denials in the United States Supreme Court.

   KCSR believes that its exposure to liability in these cases is remote. If KCSR were to be found liable for punitive damages in these cases, such a judgment could have a material adverse effect on the financial condition of the Company.

15.See the Recent Developments section of Item 2, Management's Discussion and
   Analysis of Financial Condition and Results of Operations, for significant transactions and events that will have an impact on the Company's future results of operations and financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


OVERVIEW

The discussion set forth below, as well as other portions of this Form 10-Q, contains comments not based upon historical fact. Such forward-looking comments are based upon information currently available to management and management's perception thereof as of the date of this Form 10-Q. Readers can identify these forward-looking comments by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. The actual results of operations of Kansas City Southern Industries, Inc. ("Company" or "KCSI") could materially differ from those indicated in forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the Company's Current Report on Form 8-K dated November 12, 1996, and its Amendment, Form 8-K/A dated June 3, 1997, which have been filed with the U.S. Securities and Exchange Commission (Files No. 1-4717) and are hereby incorporated by reference herein. Readers are strongly encouraged to consider these factors when evaluating any such forward-looking comments. The Company will not update any forward-looking comments set forth in this Form 10-Q.

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

The Company's business activities by industry segment and principal subsidiary companies are:

Transportation    -    The    Transportation    segment    consists    of    all
transportation-related subsidiaries and investments, including:

* Kansas City Southern Railway Company ("KCSR"), a wholly-owned subsidiary of the Company, operating a Class I Common Carrier railroad system;
*   Gateway   Western   Railway  Company   ("Gateway   Western"),   an  indirect
    wholly-owned  subsidiary  of the  Company,  operating  a  regional  railroad system;
*   Southern  Group,  Inc., a  wholly-owned  subsidiary of KCSR,  owning 100% of
    Carland,   Inc.  and  managing  the  loan  portfolio  for  Southern  Capital
    Corporation LLC ("Southern Capital"), a 50% owned joint venture;
* Equity investments in Southern Capital, Grupo Tranportacion Ferroviaria Mexicana S.A. de C.V. ("Grupo TFM") a 37% owned affiliate, Mexrail Inc. ("Mexrail"), a 49% owned affiliate along with its wholly-owned subsidiary, the Texas Mexican Railway Company ("Tex-Mex"); and Panama Canal Railway Company, a 50% joint venture;
*   Various other consolidated subsidiaries;
* Kansas City Southern Lines, Inc. ("KCSL"), a wholly-owned subsidiary of the Company, serving as a holding company for transportation-related entities;

Financial Asset Management - The Financial Asset Management segment consists of all subsidiaries engaged in the management of investments for mutual funds, private and other accounts, as well as any Financial Asset Management-related investments. Included are:

*   Janus Capital Corporation ("Janus"), an 82% owned subsidiary;
*   Berger Associates, Inc. ("Berger"), a 100% owned subsidiary;
*   Nelson Money Managers PLC ("Nelson"), an 80% owned subsidiary as of
    April 20, 1998 - see discussion in "Recent Developments" below.
*   DST Systems, Inc. ("DST"), an approximate 41% owned equity investment;
* FAM Holdings, Inc. ("FAM Holdings"), a wholly-owned subsidiary of the Company, formed on January 23, 1998 for the purpose of becoming a holding company for financial asset management-related subsidiaries and affiliates.
*   Various other consolidated subsidiaries


RECENT DEVELOPMENTS

Planned Separation of the Company Business Segments. As previously disclosed, the Company announced its intention to separate the Transportation and Financial Asset Management segments through a proposed dividend of the stock of its Financial Asset Management businesses (the "Spin-off"). The Spin-off is subject to obtaining a favorable tax ruling from the Internal Revenue Service ("IRS") and other key factors. A tax ruling request was filed with the IRS on February 27, 1998. On October 20, 1998, the Company announced that a favorable ruling on the initial structure proposed to the IRS was not expected. Accordingly, KCSI has withdrawn its pending request for a tax ruling but plans to resubmit a request for a ruling as soon as an alternative structure is developed. As a result, the Spin-off will not occur during 1998 as previously contemplated.

Additionally, in contemplation of the Spin-off, the Company's stockholders approved a reverse stock split at a special stockholders' meeting held on July 15, 1998. The Company does not intend to effect a reverse stock split until the Spin-off is completed.

Acquisition of Nelson. On April 20, 1998, the Company completed its acquisition of 80% of Nelson, an investment advisor and manager based in the United Kingdom ("UK"). Nelson has six offices throughout the UK and offers planning based asset management services directly to private clients. Nelson manages approximately $1.1 billion of assets as of September 30, 1998. The acquisition, accounted for as a purchase, was completed using a combination of cash, Company Common Stock and notes payable. The total purchase price was approximately $32 million. The purchase price is in excess of the book value of the net assets received and this excess has been recorded in various intangible asset accounts. These intangible assets are being amortized over periods ranging up to 20 years. Nelson is consolidated in the Company's Financial Asset Management segment. Nelson's revenues and expenses for the three and nine months ended September 30, 1998, were not material to the Company's results of operations.

Marketing Alliance with Canadian National Railway Company ("CN")/Illinois Central Corporation ("IC"). On April 16, 1998, KCSR, CN and IC announced a 15-year marketing alliance that offers shippers new competitive options in a
rail  freight   transportation   network  that  links  key   north-south
continental freight markets. The marketing alliance does not require approval from the Surface Transportation Board ("STB") and was effective immediately. This alliance connects points in Canada with the major U.S. Midwest markets of Detroit, Chicago, Kansas City and St. Louis, as well as key Southern markets of Memphis, Dallas and Houston. It also provide shippers with access to Mexico's rail system through Grupo TFM.

In addition to providing access to key north-south international and domestic U.S. traffic corridors, the railways seek to increase business in existing markets, primarily automotive and intermodal, but also in other key carload markets, including those for chemical and forest products. Traffic
increases,   although   not   significant,   have   already   been  evident  and
Transportation management expects this alliance to provide opportunities for revenue growth and position the railway as a key provider of rail service to the North American Free Trade Agreement ("NAFTA") corridor.

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

Houston Emergency Service Order. As disclosed in the Company's 1997 Annual Report on Form 10-K, on October 31, 1997 the STB issued an emergency service order which addressed the deteriorating quality of rail service in the Western United States. Key measures in the STB order included granting the Tex-Mex access to Houston shippers, trackage rights over the more direct Algoa Route south of Houston and a connection with the Burlington Northern Santa Fe Railroad at Flatonia, Texas. The order took effect on November 5, 1997 and was extended through August 2, 1998. In a decision released on July 31, 1998, the STB announced that it would not extend the emergency service order in the Houston/Gulf Coast region, citing improved conditions in Houston area rail service. This decision provided for a "45-day wind down" period until September 17, during which the Tex-Mex could provide service under the terms of the emergency service order.

During second quarter 1998, the KCSR and Tex-Mex, along with the Texas Railroad Commission and several shipper advocate groups, filed the Houston Area Consensus Plan ("Consensus Plan") with the STB. The Consensus Plan, which has been accepted by the STB for consideration, seeks to provide the Tex-Mex with permanent access to the Houston/Gulf Coast markets and to expand neutral switching to hundreds of shippers. This plan is designed to provide Houston area shippers with access to a competitive alternative for their rail service provider. A response from the STB is not expected until fourth quarter 1998.

Termination of the Kansas City Southern Industries, Inc. Employee Plan Funding Trust ("EPFT" or "Trust"). Effective September 30, 1998, the Company terminated the EPFT, which was established by KCSI as a grantor trust for the purpose of holding shares of KCSI Series B Convertible Preferred Stock ("Series B Preferred Stock") for the benefit of various KCSI employee benefit plans, including the Employee Stock Ownership Plan, Stock Option Plans and Employee Stock Purchase Plan (collectively, "Benefit Plans"). The EPFT was administered by an independent bank trustee ("Trustee") and included in the Company's consolidated condensed financial statements.

In 1993, KCSI transferred one million shares of Series B Preferred Stock to the EPFT for a purchase price of $200 million (based on an independent valuation), which the Trust financed through KCSI. The indebtedness of the EPFT to KCSI was repayable over 27 years with interest at 6% per annum, with no principal payments for the first three years. Principal payments from the EPFT to the Company of $21.3 million since the date of inception decreased the indebtedness to $178.7 million, plus accrued interest, on the date of termination. As a result of these principal payments, 127,638 shares of Series B Preferred Stock were released from the Trust's suspense account and available for distribution to the Benefit Plans. None of these shares, however, were distributed prior to termination of the EPFT.

In accordance with the Agreement to terminate the EPFT, the Company received 872,362 shares of Series B Preferred Stock in full repayment of the indebtedness from the Trust ( $178.7 million plus accrued interest). In addition, the remaining 127,638 shares of Series B Preferred Stock were converted by the Trustee into KCSI Common Stock, at the rate of 12 to 1, resulting in the issuance to the EPFT of 1,531,656 shares of such Common Stock. This Common Stock was then transferred by the Trustee to KCSI and the Company has set these shares aside for use in connection with the KCSI Stock Option and Performance Award Plan, as amended and restated effective July 15, 1998. Following the foregoing transactions, the EPFT was terminated.

The impact of the termination of the EPFT on the Company's consolidated condensed financial statements was a reclassification among the components of the stockholder's equity accounts, with no change in the consolidated assets and liabilities of the Company.

DST Ownership. On September 2, 1998, DST and USCS International, Inc. ("USCS") jointly announced an agreement to merge USCS with a wholly-owned subsidiary of DST, it exchange for DST's common stock. The announcement stated that the merger is expected to be completed during the fourth quarter of 1998 and is intended to be a tax-free reorganization accounted for as a pooling of interests. In conjunction with this merger transaction, the Company, as owner of approximately 41% of DST, expects to record a one-time charge to earnings (estimated to be as much as $20 million) resulting from the associated dilution in its ownership interest which is expected to result from the proposed merger. The Company estimates its ownership percentage of DST to be approximately 31-32% following this proposed merger. In connection with the proposed merger, the Company has entered into a Stockholder Agreement in which the Company has agreed to vote all of the DST shares held by the Company in favor of the merger. Additionally, to avoid any possible adverse effect upon the intended "pooling of interest" accounting for the merger, the Company has agreed to limited restrictions on the timing of the Spin-off and as to the disposition of DST shares. The restrictions, if invoked, could delay the Spin-off.

RESULTS OF OPERATIONS

Segment revenues, operating income and net income comparisons follow (dollars in millions):
                                                             Three Months                   Nine Months Ended
                                                             September 30,                 Ended September 30,
                                                          1998          1997               1998           1997
                                                       ---------      --------          ---------       --------
Revenues:
   Transportation                                      $   157.0      $  142.7          $   462.4       $  416.9
   Financial Asset Management                              177.2         130.9              490.1          347.1
                                                       ---------      --------          ---------       --------
       Total                                           $   334.2      $  273.6          $   952.5       $  764.0
                                                       =========      ========          =========       ========

Operating Income:
   Transportation                                      $    28.4      $   24.5          $    90.2       $   52.6
   Financial Asset Management                               77.0          60.0              210.0          154.9
                                                       ---------      --------          ---------       --------
       Total                                           $   105.4      $   84.5          $   300.2       $  207.5
                                                       =========      ========          =========       ========

Net Income:
    Transportation                                     $    11.6      $    3.0          $    30.2       $    6.3
    Financial Asset Management                              43.6          38.8              129.9           95.8
                                                       ---------      --------          ---------       --------
       Total                                           $    55.2      $   41.8          $   160.1       $  102.1
                                                       =========      ========          =========       ========


The Company reported a 32% increase in third quarter 1998 consolidated earnings, which rose to $55.2 million, or $0.49 per diluted share, compared to $41.8 million, or $0.38 per diluted share, in third quarter 1997. Consolidated third quarter 1998 revenues were 22% higher compared to the same period in 1997 resulting from improvements in both of the Company's segments. Operating income for the three months ended September 30, 1998 increased 25% (to $105.4 million) versus comparable 1997, largely due to higher revenues and proactive cost containment efforts by both the Transportation and Financial Asset Management segments. Equity earnings in unconsolidated affiliates totaled $10.3 million in third quarter 1998, which was significantly higher than third quarter 1997 due to increased equity earnings from DST coupled with equity earnings from Grupo TFM (estimated) of $1.8 million compared with $2.3 million of equity losses in the third quarter 1997. Interest expense for the three months ended September 30, 1998 was 11% lower than comparable 1997 resulting from lower average debt balances in 1998 due to net paydowns.

For the nine months ended September 30, 1998, consolidated earnings were $160.1 million, or $1.41 per diluted share, versus $102.1 million, or $0.92 per diluted share, in comparable 1997. Year to date 1998 consolidated revenues increased 25% to $952.5 million compared to the same period in 1997, primarily due to the growth in assets under management in the Financial Asset Management segment coupled with increased freight revenues in the Transportation segment. Consolidated operating expenses for the nine months ended 1998 increased at a lower proportionate rate than revenues compared to 1997, leading to a 45% improvement in operating income. Year to date 1998 equity earnings of unconsolidated affiliates increased over comparable 1997 due to higher DST earnings and a reduction of estimated losses at Grupo TFM. Interest expense for the nine months ended September 30, 1998 was 9% higher than comparable 1997 as a result indebtedness associated with the Company's investment in Grupo TFM (interest expense related to Grupo TFM was capitalized during the first six months of 1997).

TRANSPORTATION

Three Months Ended September 30, 1998 Compared With Three Months Ended September 30, 1997


                              THREE MONTHS ENDED SEPTEMBER 30, 1998           THREE MONTHS ENDED SEPTEMBER 30, 1997
                              -------------------------------------           -------------------------------------
                                                                    (in millions)
                                           Holding Company                               Holding Company
                                         and Transportation-                           and Transportation-
                                               Related   Consolidated                        Related   Consolidated
                                  KCSR       Affiliates Transportation          KCSR       Affiliates Transportation
Revenues                       $   139.8    $    17.2     $  157.0           $   128.5    $    14.2     $  142.7
Costs and expenses                  98.9         15.6        114.5                92.5         10.1        102.6
Depreciation and amortization       12.7          1.4         14.1                13.6          2.0         15.6
                               ---------    ---------     --------           ---------    ---------     --------
    Operating income                28.2          0.2         28.4                22.4          2.1         24.5
Equity in net earnings (losses) of
  unconsolidated affiliates:
    Grupo TFM                          -          1.8          1.8                   -         (2.3)        (2.3)
    Other                            0.4         (0.1)         0.3                 0.5          0.4          0.9
Interest expense                    (8.9)        (6.4)       (15.3)               (9.4)        (7.6)       (17.0)
Other, net                           2.0          1.0          3.0                 0.8         (0.1)         0.7
                               ---------    ---------     --------           ---------    ---------     --------
    Pretax income (loss)            21.7         (3.5)        18.2                14.3         (7.5)         6.8
Income tax provision (benefit)       8.5         (1.9)         6.6                 6.3         (2.5)         3.8
                               ---------    ---------     --------           ---------    ---------     --------
    Net income (loss)          $    13.2    $    (1.6)    $   11.6           $     8.0    $    (5.0)    $    3.0
                               =========    =========     ========           =========    =========     ========


The Transportation segment reported earnings of $11.6 million for the three months ended September 30, 1998, an $8.6 million increase over the three months ended September 30, 1997. Exclusive of interest expense and estimated equity earnings (losses) from the Company's investment in Grupo TFM, third quarter earnings improved $5.3 million from third quarter 1997. These increased earnings were largely due to KCSR, which increased its net income 65% quarter to quarter.

Total Transportation segment revenues increased $14.3 million, or 10.0%, to $157.0 million for the three months ended September 30, 1998, from $142.7 million for the three months ended September 30, 1997. This growth was driven primarily by higher KCSR revenues, which grew $11.3 million, or nearly 9%, quarter to quarter. KCSR revenues improved to $139.8 million for the three months ended September 30, 1998 from $128.5 million for the comparable 1997 period as a result of higher carloads, which, in total, increased more than 7% (3% of increase relates to intermodal unit volume) quarter to quarter. The following is a summary of KCSR's major commodity groups:

     Agricultural and mineral products - Agricultural and mineral product revenues increased 14.8%, to $23.3 million for the three months ended September 30, 1998, from $20.3 million for the comparable 1997 period, primarily as a result of higher carloads of food and grain (both domestic and export), as well as increased freight revenue per carload for food and export grain. These increases were somewhat offset by a reduction in freight revenue per carload for domestic grain movements. A portion of the volume increases can be attributed to Mexican import and export traffic through Grupo TFM. As Mexico imports a significant amount of grain, the Company expects to continue to ship carloads of grain to Mexico through Grupo TFM.

     Chemical and petroleum products - Chemical and petroleum product revenues increased $2.9 million, or 8.9%, to $35.5 million for the three months ended September 30, 1998. Increased revenues can be attributed primarily to higher carloads and revenues per carload for miscellaneous chemicals and soda ash traffic and increased revenue per carload for plastics shipments, partially offset by a reduction of petroleum product carloads. Higher revenues per carload have resulted from a combination of rate increases and increased length of hauls, while the increased carloads resulted from continued strength of the miscellaneous chemical and soda ash markets.

         Paper and forest products - Paper and forest product revenues increased 4.8%, to $28.3 million for the three months ended September 30, 1998 from $27.0 million for the three months ended September 30, 1997. Increases in pulp, paper and lumber revenues were partially offset by a decline in pulpwood logs and chips and plywood revenues. Improved lumber shipments have resulted from the strong home building and remodeling market and pulp/paper increases are a result of paper mill expansions at several customers served by KCSR.

         Coal - Coal revenues increased $2.6 million, or 9.6%, to $29.7 million for the three months ended September 30, 1998 from $27.1 million for the three months ended September 30, 1997. These increases resulted from higher unit coal traffic (increase of 5.7%) due to a higher demand from several plants served by KCSR, partially offset by decreased shipments to another plant as a result of outages experienced during the third quarter 1998.

         Intermodal and other - Intermodal and other revenues increased $1.2 million, or 7.7% to $16.8 million for the three months ended September 30, 1998, from $15.6 million for the comparable 1997 period. This increase is mainly due to higher intermodal unit shipments (17.5%) quarter to quarter.

Exclusive of depreciation and amortization expense, the Transportation segment's operating expenses increased $11.9 million, or 11.6%, to $114.5 million for the three months ended September 30, 1998 from $102.6 million for the comparable 1997 period, primarily as a result of higher KCSR operating expenses and higher KCSL Holding Company costs related to the Consensus Plan (as the Consensus Plan has been delivered to the STB, costs associated with it are expected to decline in the fourth quarter 1998). KCSR third quarter 1998 operating expenses were $6.4 million (6.9%) higher than third quarter 1997 as a result of volume-related increases as well as certain unusual specific items. Most notably, higher expenses were realized in car hire, purchased services, casualties and insurance and fringe related employee expenses, partially offset by decreases in salaries and wages and fixed lease expense. Car hire costs increased approximately $3.4 million as a result of changes in equipment utilization, increased carloads and track congestion arising primarily from weather-related problems. A portion of the increase in car hire costs was offset by a corresponding $1.9 million decrease in fixed lease expense as a result of changes in equipment utilization. KCSR is electing not to renew certain leases in an effort to maximize the efficiency of its fleet and reduce overall car costs. Purchased services increased approximately $1.7 million related to short-term locomotive leases being utilized to handle increased volume. Casualties and insurance expense increased approximately $2.1 million quarter to quarter as the result of the settlement of a personal injury claim and a third quarter 1998 derailment. Fringe and employee expenses increased approximately $2.4 million as a result of increased headcount and travel-related expenses to handle the increased volume. Salaries and wages decreased $1.7 million quarter to quarter as a result of the termination of a union Productivity Fund, which occurred during fourth quarter 1997. Despite some of these unplanned increases, KCSR's variable operating expenses as a percentage of revenues increased only 1% quarter to quarter.

Depreciation and amortization expense declined $1.5 million (9.6%) to $14.1 million for the three months ended September 30, 1998 from $15.6 million for the comparable 1997 quarter. This decline resulted primarily from the reduction of amortization and depreciation expense arising from the impairment of goodwill and certain branch lines held for sale recorded during December 1997, the effect of which was not realized until 1998. This decline was partially offset by increased depreciation from property additions.

Driven by increased revenues and the continued containment of operating expenses as discussed above, the Transportation segment's operating income increased $3.9 million, or 15.9% to $28.4 million for the three months ended September 30, 1998 from $24.5 million for the three months ended September 30, 1997. KCSR's improved operating results were reflected in an improved operating margin, which rose by 15.7%, as well as a reduction in the third quarter 1998 operating ratio to 79.8% compared to 81.4% for third quarter 1997.

Operating income for the KCSL Holding Company and Transportation related affiliates declined $1.9 million quarter to quarter as a result of higher holding company expenses, particularly costs associated with the Consensus Plan.

The Transportation segment recorded estimated equity in net earnings of $1.8 million from its investment in Grupo TFM for the three months September 30, 1998 compared to equity in net losses of $2.3 million for the three months ended September 30, 1997. This improvement is primarily attributable to improved revenues and operating income, coupled with tax benefits associated with the devaluation of the peso.

Nine Months Ended September 30, 1998 Compared With Nine Months Ended September 30, 1997

                                NINE MONTHS ENDED SEPTEMBER 30, 1998          NINE MONTHS ENDED SEPTEMBER 30, 1997
                                -------------------------------------          ------------------------------------
                                                                   (in millions)
                                           Holding Company                               Holding Company
                                         and Transportation-                           and Transportation-
                                               Related   Consolidated                        Related   Consolidated
                                  KCSR       Affiliates Transportation          KCSR       Affiliates Transportation
Revenues                       $   414.1    $    48.3     $  462.4           $   375.7    $    41.2     $  416.9
Costs and expenses                 288.6         41.1        329.7               285.5         32.7        318.2
Depreciation and amortization       38.0          4.5         42.5                40.9          5.2         46.1
                               ---------    ---------     --------           ---------    ---------     --------
    Operating income                87.5          2.7         90.2                49.3          3.3         52.6
Equity in net earnings (losses) of
  unconsolidated affiliates:
    Grupo TFM                          -         (3.4)        (3.4)                  -         (5.3)        (5.3)
    Other                            1.4         (0.8)         0.6                 1.6          0.8          2.4
Interest expense                   (27.1)       (18.2)       (45.3)              (28.6)       (11.0)       (39.6)
Other, net                           7.4          2.7         10.1                 3.8          0.3          4.1
                               ---------    ---------     --------           ---------    ---------     --------
    Pretax income (loss)            69.2        (17.0)        52.2                26.1        (11.9)        14.2
Income tax provision (benefit)      27.1         (5.1)        22.0                11.5         (3.6)         7.9
                               ---------    ---------     --------           ---------    ---------     --------
    Net income (loss)          $    42.1    $   (11.9)    $   30.2           $    14.6    $    (8.3)    $    6.3
                               =========    =========     ========           =========    =========     ========


The Transportation segment reported earnings of $30.2 million for the nine months ended September 30, 1998, a $23.9 million increase over the comparable 1997 period. Exclusive of interest expense and estimated equity losses from the Company's investment in Grupo TFM of $12.0 and $7.7 million for the first nine months of 1998 and 1997, respectively, earnings improved $28.2 million for the period to $42.2 million from $14.0 million in comparable 1997. Increased earnings were largely because KCSR nearly tripled its net income period to period.

Total revenues increased $45.5 million, or 10.9%, to $462.4 million for the nine months ended September 30, 1998, from $416.9 million for the nine months ended September 30, 1997. This growth was driven primarily by higher KCSR revenues, which grew $38.4 million, or 10.2%, period to period. Also contributing to the increase was Gateway Western revenues which increased 7.7% for the nine month period ended September 30, 1998 versus the comparable 1997 period. KCSR revenues grew to $414.1 million for the nine months ended September 30, 1998 from $375.7 million for the same 1997 period, primarily as a result of higher carloads, which in total increased 11.9% (4.1% of increase relates to intermodal unit volume) for the nine months ended September 30, 1998 compared to the same prior period. The following is a summary of KCSR's major commodity groups:

         Agricultural and mineral products - Agricultural and mineral product revenues increased 11.5%, to $68.0 million for the nine months ended September 30, 1998, from $61.0 million for the comparable 1997 period primarily as a result of higher carloads for domestic and export grain, food and non-metallic mineral products coupled with higher freight revenue per carload for export grain, food and metallic products. These increases were somewhat offset by a reduction in the freight revenue per carload for domestic grain shipments. As mentioned in the third quarter analysis, a portion of these increases can be attributed to the Mexican import and export traffic through Grupo TFM. Agricultural and mineral products accounted for 17.2% of total carload revenues for the nine months ended September 30, 1998 compared with 17.0% for the comparable 1997 period.

         Chemical and petroleum products - Chemical and petroleum product revenues increased $7.2 million, or 7.3%, to $105.1 million for the nine months ended September 30, 1998, from $97.9 million for the nine months ended September 30, 1997. Similar to trends experienced in third quarter 1998, this increase results from higher miscellaneous chemical and soda ash shipments and higher revenue per carload from plastics and soda ash products, partially offset by a reduction of petroleum product carloads. Chemical and petroleum products accounted for 26.6% of total carload revenues for the nine months ended September 30, 1998 versus 27.3% for the nine months ended September 30, 1997.

         Paper and forest products - Paper and forest product revenues increased $3.2 million, or 4.1%, to $82.5 million for the nine months ended September 30, 1998 from $79.3 million for the nine months ended September 30, 1997. These improvements are a result of the same trends discussed in the third quarter analysis and result from higher pulp, paper and lumber revenues, partially offset by a decline in pulpwood logs and chips and plywood revenues. Paper and forest products accounted for 20.9% and 22.1% of total carload revenues for the nine months ended September 30, 1998 and 1997, respectively.

         Coal - Coal revenues increased $13.2 million, or 17.5%, to $88.2 million for the nine months ended September 30, 1998 from $75.0 million for the comparable 1997 period, as a result of significantly higher unit coal traffic (increase of 23.5%). A portion of the increased revenues results from the higher demand for coal during 1998 by certain utilities. The increased demand for electric power related to the unseasonably warm weather in the region these utilities serve was partially responsible for the higher demand. Additionally, during 1997, unit coal revenues were negatively affected by unplanned outages (primarily during first and second quarter) at utilities served by KCSR, and first quarter weather problems that impacted carriers as well as the mines originating the coal. During the nine months ended September 30, 1998, more coal trains were delivered because utility customers did not experience the same level of outages, nor was the weather a significant factor in coal delivery. Also, 1998 results reflect the addition of a utility customer that was not served by KCSR during the first three months of 1997. Coal accounted for 22.3% and 20.9% of total carload revenues for the nine months ended September 30, 1998 and 1997, respectively.

         Intermodal and other - Intermodal and other revenues increased $5.9 million, or 13.1%, to $51.1 million for the nine months ended September 30, 1998, from $45.2 million for the comparable 1997 period. This improvement is primarily the result of higher intermodal revenues of $3.9 million arising from increased intermodal traffic of 21.8% period to period. Intermodal and other accounted for 12.9% of total carload revenues for the nine months ended September 30, 1998 compared with 12.6% for the nine months ended September 30, 1997.

Exclusive of depreciation and amortization expense, the Transportation segment's operating expenses increased $11.5 million to $329.7 million for the nine months ended September 30, 1998 from $318.2 million for the nine months ended September 30, 1997, primarily as a result of higher KCSR operating expenses and KCSL Holding Company costs related to the Consensus Plan. Total KCSR year to date expenses were only $3.1 million higher than the comparable 1997 period, despite the increase in revenues during the same period. KCSR variable operating expenses as a percentage of revenues decreased more than 4% for the nine months ended September 30, 1998 compared with the same 1997 period, while overall expenses declined more than 6% as a percentage of revenues. Increases in material and supplies, car hire, purchased services, casualties and insurance and fringe and other employee expenses were offset by lower costs in salaries and wages, fuel, and lease expense. Similar to factors noted during the third quarter 1998 analysis, car hire increased $3.0 million, purchased services increased $1.3 million, casualties and insurance increased $1.1 million, and fringes and other employee expenses were $2.7 million higher period to period. These increases were partially offset by declines in salaries and wages of $3.8 million and lease expense of $3.9 million period to period also related to factors discussed above. Materials and supplies expense increased $2.5 million period to period primarily as a result of maintenance on locomotives and equipment. Year to date 1998 fuel expense decreased $1.1 million as compared with the same 1997 period arising from a decrease in average fuel cost of approximately 15%, offset by an increase in fuel usage of about 12%.

Depreciation and amortization expense declined $3.6 million (7.8%) to $42.5 million for the nine months ended September 30, 1998 from $46.1 million for the comparable 1997 period. This decline resulted primarily from the reduction of amortization and depreciation expense arising from the impairment of goodwill and certain branch lines held for sale recorded during December 1997, the effect of which was not realized until 1998. This decline was partially offset by increased depreciation from property additions.

Operating income increased $37.6 million, or 71.5% to $90.2 million for the nine months ended September 30, 1998 from $52.6 million for the nine months ended September 30, 1997, as a result of increased revenues and a decrease in operating expenses as a percentage of revenues as discussed above. KCSR's operating ratio for the first nine months of 1998 was 78.7% compared with 85.7% for the comparable 1997 period. This improvement period to period highlights the improved margins resulting from increased revenues and the continuing success of the Company's cost containment efforts.

The Transportation segment recorded estimated equity in net losses of $3.4 million from its investment in Grupo TFM for the nine months ended September 30, 1998 compared to equity in net losses of $5.3 million for the nine months ended September 30, 1997. Grupo TFM losses for the nine months ended September 30, 1997 represent its results of operations from June 23, 1997 and include a $2.6 million charge representing the Company's proportionate share of a one-time charge recorded by Grupo TFM with respect to financing-related fees. 1998 year to date results include estimated equity in net earnings for the third quarter as discussed above in the third quarter analysis, which helped partially offset equity in net losses recorded during the first two quarters of 1998.

Interest expense increased $5.7 million, or 14.4%, to $45.3 million for the nine months ended September 30, 1998 from $39.6 million for the nine months ended September 30, 1997 primarily as a result of indebtedness related to the Company's investment in Grupo TFM (interest in 1997 related to Grupo TFM was capitalized until operations commenced in late June, 1997). Other, net increased to $10.1 million for the first nine months of 1998 from $4.1 million for the comparable 1997 period. Included in this increase is a one-time gain of $2.9 million (pre-tax) from the sale of a branch line.

FINANCIAL ASSET MANAGEMENT

Three Months Ended September 30, 1998 Compared With Three Months Ended September 30, 1997

                               THREE MONTHS ENDED SEPTEMBER 30, 1998          THREE MONTHS ENDED SEPTEMBER 30, 1997
                               -------------------------------------          -------------------------------------
                                                                  (in millions)
                                           Holding Company                               Holding Company
                                 Janus,       and FAM-                         Janus,       and FAM-
                                Berger &      Related     Consolidated        Berger &      Related     Consolidated
                                 Nelson      Affiliates       FAM              Nelson      Affiliates       FAM
Revenues                       $   177.2    $       -     $  177.2           $   131.5    $    (0.6)    $  130.9
Costs and expenses                  93.2          2.4         95.6                66.7          0.5         67.2
Depreciation and amortization        4.1          0.5          4.6                 3.3          0.4          3.7
                               ---------    ---------     --------           ---------    ---------     --------
    Operating income (loss)         79.9         (2.9)        77.0                61.5         (1.5)        60.0
Equity in net earnings of
  unconsolidated affiliates:
    DST Systems, Inc.                  -          7.7          7.7                   -          5.6          5.6
    Other                            0.5            -          0.5                 0.1             -         0.1
Interest expense                    (0.3)        (1.5)        (1.8)               (1.5)        (0.8)        (2.3)
Other, net                           4.0         (2.8)         1.2                 2.7          1.0          3.7
                               ---------    ----------    --------           ---------    ---------     --------
    Pretax income                   84.1          0.5         84.6                62.8          4.3         67.1
Income tax provision (benefit)      33.2         (1.6)        31.6                24.9         (3.3)        21.6
Minority interest                    9.4            -          9.4                 6.7            -          6.7
                               ---------    ---------     --------           ---------    ---------     --------
    Net income                 $    41.5    $     2.1     $   43.6           $    31.2    $     7.6     $   38.8
                               =========    =========     ========           =========    =========     ========


Financial Asset Management contributed $43.6 million to KCSI's 1998 third quarter consolidated earnings, an increase of 12% over comparable 1997. Average assets under management by Janus and Berger were 28% higher during third quarter 1998 than third quarter 1997 leading to a $46.3 and $17.0 million increase in revenues and operating income, respectively, over third quarter 1997.

U.S. assets under management (i.e., Janus and Berger) decreased $5.8 billion during third quarter 1998, resulting from market depreciation of $9.9 billion partially offset by net sales of $4.1 billion. U.S. assets under management totaled $87.4 billion at September 30, 1998 ($84.0 billion at Janus; $3.4 billion at Berger) versus $71.6 billion at December 31, 1997 and $72.0 billion at September 30, 1997. Nelson, acquired in April 1998, reported funds under management of approximately $1.1 billion at September 30, 1998.

Third quarter 1998 FAM operating expenses increased to $100.2 million from $70.9 million in the prior year quarter, primarily due to the rapid revenue growth during the period. Higher expenses were evident in salaries and wages (primarily investment performance-based incentive compensation), marketing and fulfillment, depreciation (resulting from capital investments associated with growth) and alliance fees under mutual fund "supermarket" distribution arrangements. Also, Nelson results were included in 1998, contributing to the increase in expenses.

Third quarter 1998 equity earnings from DST increased to $7.7 million versus $5.6 million in comparable 1997, primarily due to higher mutual fund output processing and other revenues, as well as continued revenue and earnings improvements in DST's international operations. In addition, operating margins increased from 13.5% for third quarter 1997 to 14.2% for third quarter 1998.

Financial Asset Management interest expense for the third quarter 1998 decreased over comparable 1997 as a result of lower average debt balances during the third quarter of 1998. Other, net decreased from prior year third quarter due to a $1.6 million aggregate decline in marketable investments designated as trading securities based on market fluctuations.

Nine Months Ended September 30, 1998 Compared With Nine Months Ended September 30, 1997

                              NINE MONTHS ENDED SEPTEMBER 30, 1998         NINE MONTHS ENDED SEPTEMBER 30, 1997
                              ------------------------------------         ------------------------------------
                                                                 (in millions)
                                           Holding Company                               Holding Company
                                 Janus,       and FAM-                         Janus,       and FAM-
                                Berger &      Related     Consolidated        Berger &      Related     Consolidated
                                 Nelson      Affiliates       FAM              Nelson      Affiliates       FAM
Revenues                       $   490.1    $       -     $  490.1           $   348.2    $    (1.1)    $  347.1
Costs and expenses                 259.6          9.6        269.2               178.9          3.2        182.1
Depreciation and amortization       10.1          0.8         10.9                 9.5          0.6         10.1
                               ---------    ---------     --------           ---------    ---------     --------
    Operating income (loss)        220.4        (10.4)       210.0               159.8         (4.9)       154.9
Equity in net earnings of
  unconsolidated affiliates:
    DST Systems, Inc.                  -         22.7         22.7                   -         17.4         17.4
    Other                            1.1            -          1.1                 0.4            -          0.4
Interest expense                    (3.6)        (1.8)        (5.4)               (4.7)        (2.3)        (7.0)
Other, net                          16.3         (0.4)        15.9                 4.3          6.3         10.6
                               ---------    ----------    --------           ---------    ---------     --------
    Pretax income                  234.2         10.1        244.3               159.8         16.5        176.3
Income tax provision (benefit)      92.0         (3.4)        88.6                63.3         (0.1)        63.2
Minority interest                   25.8            -         25.8                17.3            -         17.3
                               ---------    ---------     --------           ---------    ---------     --------
    Net income                 $   116.4    $    13.5     $  129.9           $    79.2    $    16.6     $   95.8
                               =========    =========     ========           =========    =========     ========


For the nine months ended September 30, 1998, Financial Asset Management contributed $129.9 million, a 36% increase over the same period in 1997. This increase was attributable to higher revenues (driven by growth in assets under management), operating income and equity earnings.

Year to date 1998 revenues increased 41% to $490.1 million and operating income 36% to $210.0 million compared to the nine months ended September 30, 1997. U.S. assets under management increased $15.8 billion during the first nine months of 1998, driven by net sales of $9.1 billion and market appreciation of $6.7 billion. Shareowner accounts numbered 2.9 million as of September 30, 1998 (a 9% increase from December 31, 1997).

Year to date 1998 operating expenses increased to $280.1 million from $192.2 million in comparable 1997. This increase is a result of the rapid revenue growth experienced throughout 1997 and the first nine months of 1998. Higher expenses were evident in salaries and wages (see comment in quarterly review above), marketing and fulfillment, alliance distribution fees, costs attributable to expenditures for Year 2000 readiness and efforts to effect the separation of the Company's business segments (which are reported under Holding Company and FAM-Related Affiliates).

Year to date 1998 equity earnings from DST increased 30% over the same period in 1997 as a result of the same operating trends affecting the quarter as discussed above. Also, U.S. mutual fund shareowner accounts serviced by DST totaled 48.9 million at September 30, 1998, an increase of 8.7% from December 31, 1997 and 13.5% from September 30, 1997.

Lower year to date 1998 interest expense compared to 1997 is attributable to reduced indebtedness as a result of repayment using dividends from subsidiaries. Other, net increased from prior year due to an $8.8 million one-time gain recognized on the sale of the Janus equity investment in IDEX Management ("IDEX") during the second quarter of 1998, partially offset by an aggregate $1.3 million decline in the value of trading securities.

A brief discussion of Janus, Berger and Nelson activity during the nine months ended September 30, 1998 follows:

Janus
Janus continues to report growth in assets under management - a 24% increase from December 31, 1997. Assets in Janus Advised Funds (i.e., Janus No-Load, Aspen Series and WRL Series) increased 25% from December 31, 1997. Also, assets in private, institutional and sub-advised accounts grew 21% from year end 1997. These increases are attributable to several factors, including, among others:
(i) the investment performance of the Janus group of mutual funds, as evidenced by high product rankings compared to peers for the majority of Janus fund products; (ii) continued growth through new monies, partly stemming from increased marketing efforts during 1998; and (iii) competitive levels of expenses and fees compared to industry standards. During third quarter 1998, Janus initiated efforts to establish international funds to be marketed outside of the United States. The majority of related start-up costs are expected to be incurred during fourth quarter 1998.

Berger
Berger management continues efforts to position itself in the very competitive equity mutual fund market. While the flagship Berger 100 portfolio works to recapture the growth it experienced in prior years, the Berger complex has expanded through the addition of complementary portfolios. In addition to the four new funds introduced by Berger during fourth quarter 1997 (the Berger Small CapValue Fund, the Berger Balanced Fund, the Berger Mid Cap Fund and the Berger Select Fund), Berger added the Mid Cap Value Fund during August 1998. As of September 30, 1998 these new funds had combined assets under management of $296 million. The Berger/BIAM International Fund has more than doubled assets under management from December 31, 1997 to $418.4 million at September 30, 1998.

Nelson
The Company purchased Nelson in April 1998 to establish a European presence for the Financial Asset Management business segment. With Nelson's focus on investors at or near retirement age and its unique marketing approach through seminars at international public and private companies, the Company believes Nelson provides a strategic partnering synergy with the more conventional U.S. mutual fund investing approach.



TRENDS AND OUTLOOK

The Company reported a 29% improvement in third quarter 1998 earnings per diluted share compared to third quarter 1997. Year to date 1998 earnings per diluted share were 53% higher than the same period in 1997. Despite the recent volatility in the financial markets, third quarter and year to date 1998 earnings from the Financial Asset Management segment reflect continued growth in assets under management and revenues compared with third quarter and year to date 1997 results. The Transportation segment continued its earnings improvement, reporting higher net income in third quarter 1998 than in either previous quarter in 1998 and comparable 1997. Year to date Transportation segment earnings have more than quadrupled from the comparable 1997 period.

A current outlook for the Company's businesses for the fourth quarter of 1998 is as follows (refer to the first paragraph of "Overview" section of this Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, regarding forward-looking comments):

i) KCSR - General commodities and intermodal traffic will continue to be largely dependent on economic trends within certain industries in the geographic region served by KCSR. Based on anticipated traffic levels, fourth quarter 1998 revenues are expected to remain relatively flat compared to third quarter 1998 revenues and be slightly below fourth quarter 1997 revenues, which included approximately $3.9 million of revenues related to diverted Union Pacific trains. Variable costs and expenses are expected to continue at levels proportionate with revenues assuming the continued success of cost containment efforts.

ii) Financial Asset Management - Future growth will be largely dependent on prevailing financial market conditions, the relative performance of Janus, Berger and Nelson products, the introduction and market reception of new products, as well as other factors. Based on the higher level of assets under management starting the fourth quarter 1998, revenues for the remainder of 1998 are expected to exceed comparable prior year periods. Costs and expenses are expected to continue at operating levels consistent with the rate of growth, if any, in revenues, except for those costs associated with the development of international fund products to be marketed by Janus outside of the United States.

iii) Equity Investments - The Company expects to continue to participate in the earnings/losses from its equity investments in DST, Grupo TFM, Southern Capital and Mexrail. The Company expects to report equity losses from Grupo TFM during the remainder of 1998 as it continues its efforts to develop the potential of the Mexico's Northeast rail lines; however, the tax impact of the devaluation of the peso could impact earnings in the fourth quarter. Also, as discussed previously, the merger between USCS and DST is expected to have a negative impact on earnings during fourth quarter 1998.


LIQUIDITY AND CAPITAL RESOURCES

Summary cash flow data is as follows (in millions):
                                                                               Nine Months
                                                                           Ended September 30,
                                                                         1998              1997
Cash flows provided by (used for):
    Operating activities                                              $   149.5        $    150.2
    Investing activities                                                  (99.7)           (339.1)
    Financing activities                                                  (55.4)            209.4
                                                                      ---------        ----------
    Cash and equivalents:
      Net increase (decrease)                                              (5.6)             20.5
      At beginning of year                                                 33.5              22.9
                                                                      ---------        ----------
      At end of period                                                $    27.9        $     43.4
                                                                      =========        ==========

During the nine months ended September 30, 1998, the Company's cash position decreased $5.6 million from December 31, 1997. This decrease was caused primarily by cash used for property and investment acquisitions and net debt repayments, offset by positive operating cash flows and proceeds from the issuance of common stock under employee stock plans.

Year to date 1998 operating cash flows decreased only slightly compared to the same period in 1997. This decrease was chiefly attributable to changes in working capital components (e.g. accrued liabilities decreased due to, among other things, payment of a union productivity fund during first quarter 1998) resulting in net uses of cash offset by higher 1998 net income.

Cash flows used for investing activities for the nine months ended September 30, 1998 were $239.4 million lower compared with the same 1997 period. Investing expenditures for the nine months ended September 30, 1998 were primarily comprised of the investment in Nelson, KCSR property additions and net purchases of short-term investments at Janus. Cash flows used during the first nine months of 1997 included the Company's approximate $298 million investment in Grupo TFM. Cash from investing activities in 1998 was generated primarily from the sale of the equity investment in IDEX by Janus and proceeds from the disposal of property.

Financing cash flows were used primarily for the repayment of long-term debt and payment of dividends, partially offset by borrowings to fund the KCSR union productivity fund termination and the Nelson acquisition, as well as proceeds from the issuance of common stock under stock plans. Financing cash flows for the nine months ended September 30, 1998 decreased $264.8 million from the comparable 1997 period due to $298.0 million of borrowings under credit lines in 1997 used to fund the Grupo TFM capital contribution, partially offset by $47.1 million used to fund common stock repurchases during 1997.

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

In addition to operating cash flows, the Company has financing available through its various lines of credit (with a maximum borrowing amount of $606 million, of which $248 million was available at September 30, 1998). Included in the these various lines of credit is a $100 line of credit obtained during second quarter 1998 for the purpose of providing FAM Holdings with its own credit facility. Because of certain financial covenants contained in the credit agreements, however, maximum utilization of the Company's available lines of credit may be restricted. During July 1998, the Company refinanced $100 million of 5.75% Notes , which were due July 1, 1998 using borrowings under its existing lines of credit. The Company also has the ability to issue $500 million of securities under a Universal Shelf Registration Statement ("Registration Statement") filed in September 1993, as amended in April 1996. The Securities and Exchange Commission declared the Registration Statement effective on April 22, 1996; however, no securities have been issued. The Company believes its operating cash flows and available financing resources are sufficient to fund working capital and other requirements for the remainder of 1998 and into 1999.

The Company's debt ratio (total debt as a percent of total debt plus equity) at September 30, 1998 was 49.0% compared to 56.8% at December 31, 1997. Company consolidated debt decreased $59.6 million from December 31, 1997 (to $857.0 million at September 30, 1998) primarily as a result of repayments of debt exceeding borrowings. Consolidated equity increased $193.6 million from December 31, 1997 primarily as a result of net income of $160.1 million, a $15.9 million non-cash equity adjustment related to unrealized gains on "available for sale" securities held by affiliates and stock options exercised, offset partially by dividends paid. The increase in equity coupled with the decrease in debt resulted in a decrease in the debt ratio from December 31, 1997.

Management anticipates that the debt ratio will continue to decrease slightly during the remainder of 1998 as a result of continued debt repayments and profitable operations. Note, however, that unrealized gains on "available for sale" securities, which are included net of deferred taxes as a component of stockholders' equity, are contingent on market conditions and thus, are subject to significant fluctuations in value. Significant declines in the value of these securities would negatively impact stockholders' equity and increase the Company's debt ratio. Additionally, the merger between DST and USCS is expected to have a one-time negative impact on earnings during fourth quarter 1998 (estimated to be as much as $20 million). This transaction, when effective, is expected to decrease equity and, thus, negatively impact the debt ratio.


OTHER

Year 2000. Many existing computer programs and microprocessors that use only two digits (rather than four) to identify a year could fail or create erroneous results with respect to dates after December 31, 1999 if not corrected to read all four digits. This computer program flaw is expected to affect all companies and organizations, either directly (through a company's own programs) or indirectly (through customers/vendors of the company).

These Year 2000 related issues are of particular importance to the Company. The Company depends upon its computer and other systems and the computers and other systems of third parties to conduct and manage the Company's business. Additionally, the Company's products and services are heavily dependent upon using accurate dates in order to function properly. These Year 2000 related issues may also adversely affect the operations and financial performance of one or more of the Company's customers or suppliers. As a result, the failure of the Company's computer and other systems, products or services, the computer systems and other systems upon which the Company depends, or the Company's customers or suppliers to be Year 2000 ready could have a material adverse impact on the Company's results of operations, financial position and cash flows. The Company is unable to assess the extent of that impact at this time.

The Company's Year 2000 project includes identifying, evaluating and resolving potential Year 2000 related issues in the Company's computer systems, products, services, other systems and third-party systems. As part of resolving any potential Year 2000 issues, the Company expects to: identify all computer systems, products, services and other systems (including systems provided by third parties) that must be modified; evaluate the alternatives available to make any identified systems, products or services Year 2000 ready (including modification, replacement or abandonment); complete the modifications and/or replacement of identified systems; and conduct adequate testing of the systems, products and services, including interoperability testing with clients and key organizations in the financial services industry.

In 1997, the Company and its key subsidiaries formed project teams comprised of employees and third party consultants to identify and resolve the numerous issues surrounding the Year 2000. The project teams, which are supervised by members of senior management, regularly report their progress toward remediating Year 2000 issues to management and the Company's Board of Directors. The areas in which the project teams are focusing most of their efforts are information technology ("IT") systems, non-IT systems, and third party issues. The project teams also provide comprehensive corporate tracking, coordination and monitoring of all Year 2000 activities. The following provides a summary of each area and the progress toward identifying and resolving Year 2000 issues:

     IT Systems. In the Transportation segment, all IT systems, including operating / transportation and revenue systems as well as accounting, payroll and support systems, have been analyzed and are in the process of being modified and tested for Year 2000 readiness. To date, approximately 98% of the necessary remediation and 80% of the testing has been completed. Final remediation and testing is expected to be completed by year-end 1998 for all systems with the exception of the operating / transportation systems, which are scheduled for completion in May 1999.

     In addition, the IT hardware and software inventory necessary to operate the mainframe computer and associated equipment are currently being evaluated for Year 2000 issues. Currently, approximately 72% of the hardware inventory and 82% of software inventory are Year 2000 ready. Any changes or modifications necessary to the remaining inventory are being made and Year 2000 readiness is expected to be completed by December 1998.

     The IT systems (including operating, accounting and supporting systems) and underlying hardware for the companies comprising the Financial Asset Management segment have been analyzed and are being modified and tested for Year 2000 readiness. While the majority of the work has been completed, final remediation and testing is expected to be completed during the first half of 1999.

     Non-IT Systems. All equipment that contains an internal clock or embedded micro-processor is being analyzed for Year 2000 readiness. This includes PC's, software, fax machines, telephone systems, elevator systems, security and fire control systems, locomotives, signal and communications systems and other miscellaneous equipment and devices. Replacement and upgrades of all PC's and related software is underway and expected to be completed by December 1998. The evaluation of locomotives, signals and communication systems and other equipment with internal clocks and embedded micro-processors continues and is expected to be completed during the first half of 1999.

     Third Party Systems. The Company depends heavily on third party systems in the operation of its businesses. As part of the Year 2000 project, significant third party relationships are being evaluated to determine the status of their Year 2000 readiness and the potential impact on the Company's operations if those significant third parties fail to become Year 2000 ready. Questionnaires have been sent to critical suppliers, major customers, key banking and financial institutions, utility providers and interchange railroads to determine the status of their Year 2000 readiness. In addition, the Company is working with the Association of American Railroads (AAR) in its efforts to coordinate the Year 2000 project for all Class I railroads. All Class I railroads have committed to being Year 2000 ready by the end of 1998 and initial testing between railroads started during second quarter 1998.

     Based on the responses received to the questionnaires and ongoing discussions with these third parties, the Company believes, based upon information provided to the Company, that the majority of the significant customers, banking and financial institutions, suppliers and interchange railroads are or will be Year 2000 ready in all material aspects by the end of calendar year 1998 or mid-1999. We do not anticipate, however, performing any independent testing procedures to verify that the information received by the Company from these third parties is accurate. For those third parties who have not responded or who have expressed uncertainty as to their Year 2000 readiness, management is exploring alternatives to limit the impact this will have on the Company's operations and financial results. The Company will continue to monitor its third party relationships for Year 2000 issues.

Testing and Documentation Procedures. All modifications to IT and non-IT systems are being documented and maintained by the project teams for purposes of tracking the Year 2000 project and as a part of the Company's due diligence process. All modified systems have been or are in the process of being tested extensively for Year 2000 remediation, unit acceptance, system acceptance and user acceptance. The testing procedures used and the results of these tests are being documented and maintained as a part of the Year 2000 due diligence process.

The project teams meet periodically (usually weekly) to discuss their progress and ensure that all issues and problems are identified and properly addressed. Quarterly meetings are held with senior management to keep them apprised of the progress of the Year 2000 project.

Year 2000 Risks. The Company is attempting to evaluate the principal risks associated with its IT and non-IT systems, as well as third party systems if they were not to be Year 2000 ready on a timely basis. Areas that could be affected include, but are not limited to, the ability to: accurately track pricing and trading information, obtain and process customer orders and investor transactions, properly track and record revenue movements, order and obtain critical supplies, and operate equipment and control systems. These risks are presently under assessment and the Company has no basis to form an estimate of costs or lost revenues at this time.

The Company believes, however, that the risks involved with the successful completion of its Year 2000 conversion relate primarily to available resources and third party readiness. The key success factors include the proper quality and quantity of human and capital resources to address the complexity and costs of the project tasks. Currently, the Company believes that the project is adequately staffed by employees, consultants and contractors. The Company has allocated substantial resources to the Year 2000 project and believes the risks of its IT and non-IT systems not being Year 2000 ready to be minimal. In addition, the Company is taking the necessary precautions to ensure its third party relationships have been adequately addressed. Based on work performed and information received to date, the Company believes its key suppliers, customers and other third party relationships will be prepared for the Year 2000 in all material respects within an acceptable time frame, or that alternatives will be available.

Contingency Plans. The Company and its subsidiaries are in the process of identifying alternative plans in the event that the Year 2000 project is not completed on a timely basis or otherwise does not meet anticipated needs. A business contingency planning specialist was recently hired and is working on the initial contingency plans for critical business processes. This process is scheduled to be completed by June 1999.

In addition, an information system black out period has been scheduled from October 1, 1999 to April 2000. During this period, the project team and other members of the information systems group will focus all of their efforts and time toward addressing Year 2000 related issues. No new project requests or upgrades will be allowed during this time.

Year 2000 Costs. To date, the Company has spent approximately $9 million in connection with ensuring that all Company and subsidiary computer programs are compatible with Year 2000 requirements. The Company anticipates spending an additional $15 million in connection with this process. Current accounting principles require all costs associated with Year 2000 issues to be expensed as incurred. A portion of these costs will not result in an increase in accounting expense to the Company because existing employees and equipment are being used to complete the project.

While the Company continues to evaluate and pursue discussions with its various customers, partners and vendors with respect to their preparedness for Year 2000 issues, no assurance can be made that all such parties will be Year 2000 ready. While the Company cannot fully determine its impact, the inability to complete Year 2000 readiness for its computer systems could result in significant difficulties in processing and completing fundamental transactions. In such an event, the Company's results of operations, financial position and cash flows could be materially adversely affected. However, the Company does not anticipate that business operations will be disrupted or that its customers will experience interruption in the service of its Transportation or Financial Asset Management businesses.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

PART II - OTHER INFORMATION


Item 1. Legal Proceedings

Part I, Item 1. Financial Statements, Note 14 to the Consolidated Condensed Financial Statements of this Form 10-Q is hereby incorporated herein by reference.


Item 6.  Exhibits and Reports on Form 8-K

a)   Exhibits

          Exhibit 10.1 - Appendix D to the Company's Notice and Proxy Statement
                         for A Special Meeting of Stockholders to be held
                         July 15, 1998, Kansas City Southern Industries, Inc. 1991 Amended and Restated Stock Option and Performance Award Plan (as amended and restated effective as of July 15, 1998), is hereby incorporated by reference as
                         Exhibit 10.1

          Exhibit 27.1 - Financial Data Schedule


b) Reports on Form 8-K

          The Company filed a Current Report on Form 8-K dated November 5, 1998 reporting the withdrawal of the Company's pending request with the Internal Revenue Service for a favorable tax ruling on the proposed structure for the Spin-off of the Company's Financial Asset Management business.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on November 12, 1998.


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