Form 10-K
period 1998-12-31
KANSAS CITY SOUTHERN INDUSTRIES INC
filed 1999-03-24
CIK 54480

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934       For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____ to ____

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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Company Stock. The Company's common stock is listed on the New York Stock Exchange under the symbol "KSU." As of March 8, 1999, 109,694,604 shares of common stock and 242,710 shares of voting preferred stock were outstanding. On such date, the aggregate market value of the voting and non-voting common and preferred stock was $5,159,408,393 (amount computed based on closing prices of preferred and common stock on New York Stock Exchange).

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the following documents are incorporated herein by reference into Part of the Form 10-K as indicated:

Document                              Part of Form 10-K into which incorporated

Company's Definitive Proxy Statement                      Parts I, III
for the 1999 Annual Meeting of
Stockholders, which will be filed no
later than 120 days after December 31, 1998

                      KANSAS CITY SOUTHERN INDUSTRIES, INC.
                          1998 FORM 10-K ANNUAL REPORT

                                Table of Contents

                                                                         Page


                                     PART I

Item 1.      Business....................................................   1
Item 2.      Properties..................................................   5
Item 3.      Legal Proceedings...........................................   9
Item 4.      Submission of Matters to a Vote of Security Holders.........   9
             Executive Officers of the Company...........................   9


                                     PART II

Item 5.      Market for the Company's Common Stock and
               Related Stockholder Matters...............................  11
Item 6.      Selected Financial Data.....................................  11
Item 7.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations ......................  13
Item 7(A)    Quantitative and Qualitative Disclosures About Market Risk..  56
Item 8.      Financial Statements and Supplementary Data.................  60
Item 9.      Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure....................... 104


                                     PART III

Item 10.     Directors and Executive Officers of the Company............. 105
Item 11.     Executive Compensation...................................... 105
Item 12.     Security Ownership of Certain Beneficial Owners and
               Management................................................ 105
Item 13.     Certain Relationships and Related Transactions.............. 105


                                     PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports
               on Form 8-K............................................... 106
             Signatures.................................................. 111

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


(b)  INDUSTRY SEGMENT FINANCIAL INFORMATION

Kansas City Southern Industries, Inc. ("Company" or "KCSI") reports its financial information in two business segments: Transportation and Financial Services.

Kansas City Southern Lines, Inc. ("KCSL") is the holding company for Transportation segment subsidiaries and affiliates. This segment includes, among others, The Kansas City Southern Railway Company ("KCSR"), Gateway Western Railway Company ("Gateway Western"), and strategic joint venture interests in Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V.("Grupo TFM"), which owns 80% of the common stock of TFM, S.A. de C.V. ("TFM"), Mexrail, Inc. ("Mexrail"), which wholly owns the Texas Mexican Railway Company ("Tex Mex"), and Southern Capital Corporation, LLC ("Southern Capital"), a 50% owned joint venture.

FAM Holdings, Inc. ("FAM HC") has been formed for the purpose of becoming the holding company for the subsidiaries and affiliates comprising the Financial Services segment. The primary entities included in this segment are Janus Capital Corporation ("Janus" - 82% owned, diluted), Berger Associates, Inc. ("Berger" - 100% owned) and Nelson Money Managers plc ("Nelson" - 80% owned). Additionally, the Company owns an approximate 32% equity interest in DST Systems, Inc. ("DST," formerly a 41% owned investment prior to the merger transaction in December 1998 as discussed below).

The information set forth in response to Item 101 of Regulation S-K relative to financial information by industry segment for the three years ended December 31, 1998 under Part II Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K, and Item 8, Financial Statements and Supplementary Data, at Note 13 - Industry Segments of this Form 10-K, is incorporated by reference in partial response to this Item 1.


(c)  NARRATIVE DESCRIPTION OF THE BUSINESS

The information set forth in response to Item 101 of Regulation S-K under Part II Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K is incorporated by reference in partial response to this Item 1.

Transportation

KCSL, along with its principal subsidiaries and joint ventures, owns and operates a rail network of approximately 6,000 miles of main and branch lines that links key commercial and industrial markets in the United States and Mexico. Together with its strategic alliance with the Canadian National Railway Company/Illinois Central Corporation ("CN/IC") and other marketing agreements, KCSL's reach has been expanded to comprise a contiguous rail network of approximately 25,000 miles of main and branch lines connecting Canada, the United States and Mexico. The Company believes that the economic growth within the United States, Mexico and Canada is developing along a north/south axis and becoming more interconnected and interdependent as a result of the implementation of the North American Free Trade

Agreement ("NAFTA"). In order to capitalize on the growing trade resulting from NAFTA, KCSL has transformed itself from a regional rail carrier into an extensive North American transportation network. During the mid-1990's, while other railroad competitors concentrated on enlarging their share of the east/west transcontinental traffic in the United States, KCSL aggressively pursued acquisitions, joint ventures, strategic alliances and marketing partnerships with other railroads to achieve its goal of creating the "NAFTA Railway."

KCSL's rail network connects midwestern, eastern and Canadian shippers, including shippers utilizing Chicago and Kansas City -- the two largest rail centers in the United States -- with the largest industrial centers of Canada and Mexico, including Toronto, Edmonton, Mexico City and Monterrey. KCSL's principal subsidiary, KCSR, which traces its origins to 1887, offers the shortest route between Kansas City and major port cities along the Gulf of Mexico in Louisiana, Mississippi and Texas. KCSR, in conjunction with the Norfolk Southern Railway Co. ("Norfolk Southern"), operates the most direct rail route, referred to as the "Meridian Speedway," linking the Atlanta and Dallas gateways for traffic moving between the rapidly-growing southeast and southwest regions of the United States. The "Meridian Speedway" also provides eastern shippers and other U.S. and Canadian railroads with an efficient connection to Mexican markets.

In addition to KCSR, KCSL's railroad system includes Gateway Western, which links Kansas City with East St. Louis and Springfield, Illinois and provides key interchanges with the majority of other Class I railroads, as well as its strategic joint venture interests in Grupo TFM and Mexrail, which provide direct access to Mexico.

Through its joint ventures in Grupo TFM and Mexrail, operated in partnership with Transportacion Maritima Mexicana, S.A. de C.V. ("TMM"), KCSL has established a prominent position in the growing Mexican market. TFM's route network provides the shortest connection to the major industrial and population areas of Mexico from midwestern and eastern points in the United States. TFM, which was privatized by the Mexican government in June 1997, passes through Mexican states comprising approximately 69% of Mexico's population and accounting for approximately 70% of Mexico's estimated gross domestic product. Tex Mex connects with TFM at Laredo, Texas, (the single largest rail freight transfer point between the United States and Mexico), other U.S. Class I railroads, as well as with KCSR at Beaumont, Texas.

As a result of the KCSR/CN/IC strategic alliance to promote NAFTA traffic, the Company has gained access to customers in Detroit, Michigan and Canada as well as more direct access to Chicago. Separate marketing agreements with the Norfolk Southern and I&M Rail Link, LLC provide KCSL with access to additional rail traffic to and from the eastern and upper midwestern markets of the United
States. KCSL's system, through its core network, strategic alliances and marketing partnerships, interconnects with all Class I railroads in North America.


Financial Services

The Financial Services segment includes Janus, Berger, Nelson and a 32% interest in DST. Janus and Berger, each headquartered in Denver, Colorado, are United States investment advisors registered with the Securities and Exchange Commission ("SEC"). Janus serves as an investment advisor to the Janus Investment Funds ("Janus Funds") and Janus Aspen Series ("Janus Aspen"), as well as to institutional and individual private accounts (including pension, profit-sharing and other employee benefit plans, trusts, estates, charitable organizations, endowments and foundations) and other investment companies. Berger is also engaged in the business of providing financial asset management services and products, principally through sponsorship of a family of mutual funds (the "Berger Complex"). Nelson, a United Kingdom company, provides investment planning and investment management services to individuals that are retired or contemplating retirement. DST, together with its subsidiaries and joint ventures, provides sophisticated information processing and computer software services and products to the financial services industry (primarily to mutual funds and investment managers), communications industries and other service industries. DST is organized into three operating segments: financial services, customer management and output solutions.

Janus derives its revenues and net income primarily from diversified advisory services provided to the Janus Funds, Janus Aspen, other financial services firms and private accounts. In order to perform its investment advisory functions, Janus conducts fundamental investment research and valuation analysis. In general, Janus' approach tends to focus on companies that are experiencing or expected to experience above average growth relative to their peers or the economy, or that are realizing or expected to realize positive change due to new product development, new management, changing demographics or regulatory developments. This approach utilizes research provided by outside parties, as well as in-house research.

Janus has three wholly-owned subsidiaries: Janus Service Corporation ("Janus Service"), Janus Capital International, Ltd. ("Janus International") and Janus Distributors, Inc. ("Janus Distributors").

o Pursuant to transfer agency agreements, which are subject to renewal annually, Janus Service provides full service accounting, recordkeeping, administration and shareowner services to the Janus Funds and Janus Aspen and their shareholders. To provide the consistent and reliable level of service required to compete effectively in the direct distribution channel, Janus Service maintains a highly trained group of telephone representatives and utilizes leading edge technology to provide immediate data to support call center and shareholder processing operations. This approach includes the utilization of automated phone lines and an interactive Internet web site ("Virtual Janus") both of which are integrated into the shareholder services system. These customer service related enhancements provide Janus Service with additional capacity to handle the high shareholder volume that can be experienced during market volatility.

o Janus International is an investment advisor registered with the SEC that executes securities trades from London, England. Beginning in fourth quarter 1998, Janus launched a series of funds domiciled in Ireland, the Janus World Funds PLC ("Janus World").

o Pursuant to a distribution agreement, Janus Distributors serves as the distributor of the Janus Funds, Janus World and certain classes of Janus Aspen and is a registered broker-dealer.

Berger is an investment advisor to the Berger Complex, which includes a series of Berger mutual funds, as well as sub-advised mutual funds and pooled asset trusts. Berger derives its revenues and net income from these advisory services. Additionally, Berger is a 50% owner in a joint venture with the Bank of Ireland Asset Management (U.S.) Limited ("BIAM"). The joint venture, BBOI Worldwide LLC, serves as the investment advisor to the Berger/BIAM Funds and Berger acts as the sub-administrator.

Nelson provides two distinct, but interrelated services to individuals that generally are retired or contemplating retirement: investment advice and investment management. Clients are assigned a specific investment advisor, who meets with each client individually and conducts an analysis of the client's investment objectives and then recommends the construction of a portfolio to meet those objectives. The design and ongoing maintenance of the portfolio structure is the responsibility of the investment advisor. The selection and management of the instruments/securities which constitute the portfolio is the responsibility of Nelson's investment management team. Revenues are earned based on a percentage of the initial client investment as well as from a monthly fee based on the level of assets under management.

DST operates throughout the United States, with operations in Kansas City, Northern California and various locations on the East Coast, as well as internationally in Canada, Europe, Africa and the Pacific Rim. DST has a single class of stock, its common stock, which is publicly traded on the New York Stock Exchange and the Chicago Stock Exchange. Prior to November 1995, KCSI owned all of the stock of DST. In November 1995, a public offering reduced KCSI's ownership interest in DST to approximately 41%. In December 1998, a wholly-owned subsidiary of DST merged with USCS International, Inc. The merger resulted in a reduction of KCSI's ownership of DST to approximately 32%. KCSI reports DST as an equity investment in the consolidated financial statements.

Employees. As of December 31, 1998, the approximate number of employees of KCSI and its majority owned subsidiaries was as follows:

         Transportation:
                  KCSR                     2,665
                  Gateway Western            235
                  Other                       90
                                           -----
                           Total           2,990
                                           -----

         Financial Services:
                  Janus                    1,300
                  Berger                      80
                  Nelson                     145
                  Other                       20
                                           -----
                           Total           1,545
                                           -----

                  Total KCSI               4,535
                                           =====


Item 2.  Properties

In the opinion of management, the various facilities, office space and other properties owned and/or leased by the Company (and its subsidiaries and affiliates) are adequate for existing operating needs.


TRANSPORTATION (KCSL)

KCSR
KCSR owns and operates approximately 2,756 miles of main and branch lines, and approximately 1,175 miles of other tracks, in a nine state region, including Missouri, Kansas, Arkansas, Oklahoma, Mississippi, Alabama, Tennessee, Louisiana, and Texas. Approximately 215 miles of main and branch lines and 85 miles of other tracks are operated by KCSR under trackage rights and leases.

Kansas City Terminal Railway Company (of which KCSR is a partial owner with other railroads) owns and operates approximately 80 miles of track, and operates an additional eight miles of track under trackage rights in greater Kansas City, Missouri. KCSR also leases for operating purposes certain short sections of trackage owned by various other railroad companies and jointly owns certain other facilities with such railroads.

KCSR and the Union Pacific Railroad ("UP") have a haulage and trackage rights agreement, which gives KCSR access to Nebraska and Iowa, and additional routes in Kansas, Missouri and Texas for movements of certain limited types of traffic. The haulage rights require the UP to move KCSR traffic in UP trains; the trackage rights allow KCSR to operate its trains over UP tracks.

KCSR, in support of its transportation operations, owns and operates repair shops, depots and office buildings along its right-of-way. A major facility, Deramus Yard, is located in Shreveport, Louisiana and includes a general office building, locomotive repair shop, car repair shops, customer service center, material warehouses and fueling facilities totaling approximately 227,000 square feet. KCSR owns a 107,800 square foot major diesel locomotive repair facility in Pittsburg, Kansas and freight and truck maintenance buildings in Dallas, Texas totaling approximately 125,200 square feet. KCSR and KCSI executive offices are located in an eight story office building in Kansas City, Missouri and are leased from a subsidiary of the Company. Other facilities owned by KCSR include a 21,000 square foot car repair shop in Kansas City, Missouri and approximately 15,000 square feet of office space in Baton Rouge, Louisiana.

KCSR owns and operates seven intermodal facilities. These facilities are located in Dallas and Port Arthur, Texas; Kansas City, Missouri; Sallisaw, Oklahoma; Shreveport and New Orleans, Louisiana; and Jackson, Mississippi. The facility in Port Arthur is owned and operated jointly with the Norfolk Southern. The facility in Jackson was completed in December 1996. The various locations include strip tracks, cranes and other equipment used in facilitating the transfer and movement of trailers and containers.

KCSR's fleet of rolling stock at December 31 consisted of:
                                          1998                       1997                         1996
                                  Leased       Owned        Leased          Owned         Leased        Owned
                                  -------      -------      -------         ------        ------        ------
     Locomotives:
         Road Units                   258          108          238            113           213           160
         Switch Units                  52            -           52              -            52             -
         Other                          8            -            9              -            10             -
                                  -------      -------      -------         ------        ------        ------
         Total                        318          108          299            113           275           160
                                  =======      =======      =======         ======        ======        ======


     Rolling Stock:
         Box Cars                   6,634        2,023        7,168          2,027         6,366         1,558
         Gondolas                     748           56          819             61           819            65
         Hopper Cars                2,660        1,185        2,680          1,198         2,588         1,213
         Flat Cars (Intermodal
           and Other)               1,617          676        1,249            554         1,249           551
         Tank Cars                     34           58           35             59            40            60
         Other Freight Cars             -            -          547            123           554           164
                                  -------      -------      -------         ------        ------        ------
         Total                     11,693        3,998       12,498          4,022        11,616         3,611
                                  =======      =======      =======         ======        ======        ======




As of December 31, 1998, KCSR's fleet of locomotives and rolling stock consisted of 426 diesel locomotives, of which 108 were owned, 298 leased from affiliates and 20 leased from non-affiliates, as well as 15,691 freight cars, of which
3,998 were owned, 3,113 leased from affiliates and 8,580 leased from non-affiliates. A significant portion of the locomotives and rolling stock leased from affiliates include equipment leased through Southern Capital, a joint venture with GATX Capital Corporation formed in October 1996.

Some of the owned equipment is subject to liens created under conditional sales agreements, equipment trust certificates and leases in connection with the original purchase or lease of such equipment. KCSR indebtedness with respect to equipment trust certificates, conditional sales agreements and capital leases totaled approximately $78.8 million at December 31, 1998.

Certain KCSR property statistics follow:
                                           1998           1997           1996
    Route miles - main and branch line      2,756         2,845          2,954
    Total track miles                       3,931         4,036          4,147
    Miles of welded rail in service         2,031         2,030          1,981
    Main line welded rail (% of total)         65%           63%            58%
    Cross ties replaced                   255,591       332,440        438,170

    Average Age (in years):
    Wood ties in service                     15.8          15.1           15.5
    Rail in main and branch line             25.5          26.0           27.0
    Road locomotives                         23.3          22.1           21.9
    All locomotives                          23.9          22.8           22.5


Maintenance expenses for Way and Structure and Equipment (pursuant to regulatory accounting rules, which include depreciation) for the three years ended December 31, 1998 and as a percent of KCSR revenues are as follows (dollars in millions):


                                     KCSR Maintenance
               Way and Structure                            Equipment
                           Percent of                             Percent of
               Amount        Revenue                  Amount        Revenue
  1998      $  82.4           14.9%                  $  118.3         21.4%
  1997        122.2*          23.6                      112.3         21.7
  1996         92.6           18.8                       99.8         20.3

  * Way and structure expenses include $33.5 million related to asset impairments. See Part II Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K for further discussion.

Gateway Western
Gateway Western operates a 402 mile rail line extending from Kansas City, Missouri to East St. Louis and Springfield, Illinois. Additionally, Gateway Western has restricted haulage rights extending to Chicago, Illinois. The Gateway Western acquisition provides interchanges with various eastern rail carriers and gave the Company access to the St. Louis rail gateway. The Surface Transportation Board approved the Company's acquisition of Gateway Western in May 1997.

Certain Gateway Western property statistics follow:
                                              1998         1997          1996
    Route miles - main and branch line          402          402           402
    Total track miles                           564          564           564
    Miles of welded rail in service             121          109           109
    Main line welded rail (% of total)           40%          39%           39%

Mexrail
Mexrail, a 49% owned KCSI affiliate, owns 100% of the Tex Mex and certain other assets, including the northern U.S. half of a rail traffic bridge at Laredo, Texas spanning the Rio Grande river. Grupo TFM operates the southern half of the bridge. This bridge is a significant entry point for rail traffic between Mexico and the U.S. The Tex Mex operates a 157 mile rail line extending from Corpus Christi to Laredo, Texas, and also has trackage rights (from Union Pacific Railroad) totaling approximately 360 miles between Corpus Christi and Beaumont, Texas.

The Tex Mex is currently in the process of constructing a new rail yard in Laredo, Texas. Phase I of the project was completed in December 1998 and includes four tracks comprising approximately 6.5 miles. Phase II of the project, which consists of two new intermodal tracks totaling approximately 2.8 miles, is expected to be completed in March 1999. Ground work for an additional ten tracks has been completed; however, construction on the tracks has not yet begun. Current capacity of the yard is approximately 800 freight cars. Upon completion of all tracks, expected capacity will be 2,000 freight cars.

Certain Tex Mex property statistics follow:
                                           1998         1997        1996
    Route miles - main and branch line       157          157         157
    Total track miles                        530          521         521
    Miles of welded rail in service            5            5           5
    Main line welded rail (% of total)         3%           3%          3%
    Locomotives (average years)               25           25          24

Grupo TFM Grupo TFM owns 80% of the common stock of TFM. TFM holds the concession to operate Mexico's "Northeast Rail Lines" for 50 years, with the option of a 50 year extension (subject to certain conditions). TFM operates approximately 2,661 miles of main line and an additional 838 miles of sidings and spur tracks, and main line under trackage rights. Approximately 80% of TFM's main line consists of welded rail. TFM has the right to operate the rail, but does not own the land, roadway or associated structures. 331 locomotives are owned by TFM and approximately 4,034 freight cars are either owned by TFM or leased from affiliates. 89 locomotives and 2,846 freight cars are leased from non-affiliates. Grupo TFM (through TFM) also has office space at which various operational, accounting, managerial and other activities are performed. The primary facilities are located in Mexico City and Monterrey, Mexico. TFM leases 140,354 square feet of office space in Mexico City and owns an 115,157 square foot facility in Monterrey. Grupo TFM was a 37% owned KCSI affiliate at December 31, 1998.

Other Transportation
Southern Group, Inc. leases approximately 4,150 square feet of office space in downtown Kansas City, Missouri from an affiliate of DST.

The Company is an 80% owner of Wyandotte Garage Corporation, which owns a parking facility in downtown Kansas City, Missouri. The facility is located adjacent to the Company's and KCSR's executive offices, and consists of 1,147 parking spaces utilized by the employees of the Company and its affiliates, as well as the general public.

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


FINANCIAL SERVICES (FAM HC)

Janus
Janus leases from non-affiliates 340,000 square feet of office space in three facilities for investment, administrative, marketing, information technology, and shareowner processing operations, and approximately 33,500 square feet for mail processing and storage requirements. These corporate offices and mail processing facilities are located in Denver, Colorado. In September 1998, Janus opened a 51,500 square foot investor service and data center in Austin, Texas. Janus also leases 2,200 square feet of office space in Westport, Connecticut for development of the Janus World Funds PLC and 2,500 square feet of office space in London, England for securities research and trading. In December 1998, Janus closed its investor service center in Kansas City, Missouri to focus efforts on providing quality service through various electronic communication avenues.

Berger
Berger leases approximately 29,800 square feet of office space in Denver, Colorado from a non-affiliate for its administrative and corporate functions.

Nelson
Nelson leases 8,000 square feet of office space in Chester, England, the location of its corporate headquarters, investment operations and one of its marketing offices. During 1998, Nelson acquired additional office space adjacent to its Chester location to accommodate expansion efforts. Also, Nelson leases five branch marketing offices totaling approximately 8,500 square feet in the following locations in England: London, Lichfield, Bath, Durham and Edinburgh.


Item 3.  Legal Proceedings

The information set forth in response to Item 103 of Regulation S-K under Part II Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Other - Litigation and Environmental Matters" of this Form 10-K is incorporated by reference in response to this Item 3. In addition, see discussion in Part II Item 8, Financial Statements and Supplementary Data, at Note 11 - Commitments and Contingencies of this Form 10-K.


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the three month period ended December 31, 1998.

Executive Officers of the Company

Pursuant to General Instruction G(3) of Form 10-K and instruction 3 to paragraph
(b) of Item 401 of Regulation S-K, the following list is included as an unnumbered Item in Part I of this Form 10-K in lieu of being included in KCSI's Definitive Proxy Statement which will be filed no later than 120 days after December 31, 1998. All executive officers are elected annually and serve at the discretion of the Board of Directors (or in the case of Mr. T. H. Bailey, the Janus Board of Directors). Certain of the executive officers have employment agreements with the Company.

Name                   Age             Position(s)
L.H. Rowland           61       Chairman, President and
                                  Chief Executive Officer of the Company
M.R. Haverty           54       Executive Vice President, Director
T.H. Bailey            61       Chairman, President and
                                  Chief Executive Officer of
                                  Janus Capital Corporation
P.S. Brown             62       Vice President, Associate General
                                  Counsel and Assistant Secretary
R.P. Bruening          60       Vice President, General Counsel and
                                  Corporate Secretary
D.R. Carpenter         52       Vice President - Finance
W.K. Erdman            40       Vice President - Corporate Affairs
A.P. McCarthy          52       Vice President and Treasurer
J.D. Monello           54       Vice President and Chief Financial Officer
L.G. Van Horn          40       Vice President and Comptroller


The information set forth in the Company's Definitive Proxy Statement in the description of the Board of Directors with respect to Mr. Rowland and Mr. Haverty is incorporated herein by reference.

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

Mr. Carpenter has continuously served as Vice President - Finance since November 1996. He was Vice President - Finance and Tax from May 1995 to November 1996. He was Vice President - Tax from June 1993 to May 1995. Prior to June 1993, he was a member in the law firm of Watson & Marshall L.C., Kansas City, Missouri.

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

                                     Part II

Item 5.  Market for the Company's Common Stock and Related Stockholder Matters

The information set forth in response to Item 201 of Regulation S-K on the cover (page i) under the heading "Company Stock," and in Part II Item 8, Financial Statements and Supplementary Data, at Note 14 - Quarterly Financial Data (Unaudited) of this Form 10-K is incorporated by reference in partial response to this Item 5.

The payment and amount of dividends will be reviewed periodically and adjustments considered that are consistent with growth in real earnings and prevailing business conditions. In July 1997, the Board authorized a 3-for-1 split in the Company's common stock.
Unrestricted retained earnings of the Company at December 31, 1998 were $480.9 million.

As of March 8, 1999, there were 5,709 holders of the Company's common stock based upon an accumulation of the registered stockholder listing.


Item 6.  Selected Financial Data
(in millions, except per share and ratio data)

The selected financial data below should be read in conjunction with the consolidated financial statements and the related notes thereto, and the Report of Independent Accountants thereon, included under Item 8 of this Form 10-K, and such data is qualified by reference thereto.

                                      1998 (i)         1997 (ii)        1996 (iii)       1995 (iv)       1994 (v)
Revenues                            $  1,284.3      $   1,058.3      $    847.3       $     775.2      $  1,088.4

Income (loss) from continuing
  operations                        $    190.2      $     (14.1)     $    150.9       $     236.7      $    104.9

Income (loss) from continuing
  operations per common share:
    Basic                           $     1.74      $     (0.13)     $     1.33       $      1.86      $     0.80
    Diluted                               1.66            (0.13)           1.31              1.80            0.77

Total assets                        $  2,619.7      $   2,434.2      $  2,084.1       $   2,039.6      $  2,230.8

Long-term obligations               $    825.6      $     805.9      $    637.5       $     633.8      $    928.8

Cash dividends per
  common share                      $      .16      $       .15      $      .13       $       .10      $      .10

Ratio of earnings to
  fixed charges                           4.44  (vi)       1.60 (vii)      3.30              6.14 (viii)     3.28

(i) Includes a one-time non-cash charge of $36.0 million ($23.2 million after-tax, or $0.21 per basic and diluted share) resulting from the merger of a wholly-owned subsidiary of DST with USCS International, Inc. ("USCS"). The merger was accounted for by DST under the pooling of interests method. The charge reflects the Company's reduced ownership of DST (from 41% to approximately 32%), together with the Company's proportionate share of DST and USCS fourth quarter merger-related charges. See note 2 to the consolidated financial statements in this Form 10-K.

(ii) Includes $196.4 million ($158.1 million after-tax, or $1.47 per basic and diluted share) of restructuring, asset impairment and other charges recorded during fourth quarter 1997. The charges reflect: a $91.3 million impairment of goodwill associated with KCSR's acquisition of MidSouth Corporation in 1993; $38.5 million of long-lived assets held for disposal; $9.2 million of impaired long-lived assets; approximately $27.1 million in reserves related to termination of a union productivity fund and employee separations; a $12.7 million impairment of goodwill associated with the Company's investment in Berger; and $17.6 million of other reserves for leases, contracts and other reorganization costs. See Notes 1 and 3 to the consolidated financial statements in this Form 10-K.

(iii)Includes a one-time after-tax gain of $47.7 million (or $0.42 per basic share, $0.41 per diluted share), representing the Company's proportionate share of the one-time gain recognized by DST in connection with the merger of The Continuum Company, Inc., formerly a DST unconsolidated equity affiliate, with Computer Sciences Corporation in a tax-free share exchange (see Note 2 to the consolidated financial statements in this Form 10-K).

(iv) Reflects DST as an unconsolidated affiliate as of January 1, 1995 due to the DST public offering and associated transactions completed in November 1995, which reduced the Company's ownership of DST to approximately 41% and resulted in deconsolidation of DST from the Company's consolidated financial statements. The public offering and associated transactions resulted in a $144.6 million after-tax gain (or $1.14 per basic share, $1.10 per diluted share) to the Company.

(v) Reflects DST as a consolidated subsidiary. See (iv) above for discussion of DST public offering in 1995.

(vi) Financial information from which the ratio of earnings to fixed charges was computed for the year ended December 31, 1998 includes the one-time non-cash charge resulting from the DST and USCS merger discussed in (i) above. If the ratio was computed to exclude this charge, the 1998 ratio of earnings to fixed charges would have been 4.75.

(vii)Financial information from which the ratio of earnings to fixed charges was computed for the year ended December 31, 1997 includes the restructuring, asset impairment and other charges discussed in (ii) above. If the ratio was computed to exclude these charges, the 1997 ratio of earnings to fixed charges would have been 3.60.

(viii) Financial information from which the ratio of earnings to fixed charges was computed for the year ended December 31, 1995 reflects DST as a majority owned unconsolidated subsidiary through October 31, 1995, and an unconsolidated 41% owned affiliate thereafter, in accordance with applicable U.S. Securities and Exchange Commission rules and regulations. If the ratio was computed to exclude the one-time pretax gain of $296.3 million associated with the November 1995 public offering and associated transactions, the 1995 ratio of earnings to fixed charges would have been 3.04.



All years reflect the 3-for-1 common stock split to shareholders of record on August 25, 1997, paid September 16, 1997.

Certain prior year information has been restated to conform to the current year presentation. All years reflect the reclassification of certain income/expense items from "Revenues" and "Costs and Expenses" to a separate "Other, net" line item in the Consolidated Statements of Operations.

The information set forth in response to Item 301 of Regulation S-K under Part II Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K is incorporated by reference in partial response to this Item 6.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The discussion set forth below, as well as other portions of this Form 10-K, contains comments not based upon historical fact. Such forward-looking comments are based upon information currently available to management and management's perception thereof as of the date of this Form 10-K. Readers can identify these forward-looking comments by the use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. The actual results of operations of Kansas City Southern Industries, Inc. ("KCSI" or the " Company") could materially differ from those indicated in forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the Company's Current Report on Form 8-K dated November 12, 1996 and its Amendment, Form 8-K/A dated June 3, 1997, which have been filed with the U.S. Securities and Exchange Commission (Files No. 1-4717) and are hereby incorporated by reference herein. Readers are strongly encouraged to consider these factors when evaluating any forward-looking comments. The Company will not update any forward-looking comments set forth in this Form 10-K.

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

The Company's business activities by industry segment and principal subsidiary companies are:

Transportation.     The     Transportation     segment     consists    of    all
Transportation-related subsidiaries and investments, including:

* The Kansas City Southern Railway Company ("KCSR"), a wholly-owned subsidiary of the Company, operating a Class I Common Carrier railroad system;
*    Gateway  Western  Railway  Company  ("Gateway  Western"),   a  wholly-owned
     subsidiary of KCS Transportation Company ("KCSTC," a wholly-owned subsidiary of the Company), operating a regional railroad system;
* Southern Group, Inc. ("SGI"), a wholly-owned subsidiary of KCSR, owning 100% of Carland, Inc. and managing the loan portfolio for Southern Capital Corporation, LLC ("Southern Capital," a 50% owned joint venture);
* Equity investments in Southern Capital, Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. ("Grupo TFM" ), a 37% owned affiliate, Mexrail, Inc. ("Mexrail") a 49% owned affiliate along with its wholly owned subsidiary, The Texas Mexican Railway Company ("Tex Mex"), and Panama Canal Railway Company ("PCRC"), a 50% owned joint venture;
*    Various other consolidated subsidiaries;
* Kansas City Southern Lines, Inc. ("KCSL"), a wholly-owned subsidiary of the Company, serving as a holding company for Transportation-related entities;

Financial Services. The Financial Services segment consists of all subsidiaries engaged in the management of investments for mutual funds, private and other accounts, as well as any Financial Services-related investments. Included are:

*    Janus Capital Corporation ("Janus"), an 82% owned subsidiary, diluted;
*    Berger Associates, Inc. ("Berger"), a wholly-owned subsidiary;
*    Nelson Money Managers plc ("Nelson"), an 80% owned subsidiary
* DST Systems, Inc. ("DST"), an approximate 32% owned equity investment (see ownership interest discussion below);
* FAM Holdings, Inc. ("FAM HC"), a wholly-owned subsidiary of the Company formed for the purpose of becoming a holding company for Financial Services-related subsidiaries and affiliates.

Upon the completion of a public offering of DST common stock and associated transactions in November 1995, the Company's ownership of DST was reduced from 100% to approximately 41%. As discussed below, the fourth quarter 1998 merger between a wholly-owned subsidiary of DST and USCS International, Inc. ("USCS") reduced KCSI's ownership of DST to approximately 32% and resulted in a one-time pretax non-cash charge of approximately $36.0 million.

All per share information included in this Item 7 is presented on a diluted basis, unless specifically identified otherwise.



RECENT DEVELOPMENTS

DST Merger. On December 21, 1998, DST and USCS announced the completion of the merger of USCS with a wholly-owned DST subsidiary. The merger, accounted for as a pooling of interests by DST, expands DST's presence in the output solutions and customer management software and services industries. USCS is a leading provider of customer management software to the cable television and convergence industries. Under the terms of the merger, USCS became a wholly-owned subsidiary of DST. DST issued approximately 13.8 million shares of its common stock in the transaction.

The issuance of additional DST common shares reduced KCSI's ownership interest from 41% to approximately 32%. Additionally, the Company recorded a one-time pretax non-cash charge of approximately $36.0 million ($23.2 million after-tax, or $0.21 per share), reflecting the Company's reduced ownership of DST and the Company's proportionate share of DST and USCS fourth quarter merger-related costs. KCSI accounts for its investment in DST under the equity method.


Option to Purchase Mexican Government's  Ownership Interest in TFM, S.A. de
C.V. ("TFM"). On January 28, 1999, the Company, along with other direct and indirect owners of TFM, entered into a preliminary agreement with the Mexican Government ("Government"). As part of that agreement, an option was granted to the Company, Transportacion Maritima Mexicana, S.A. de C.V. ("TMM") and Grupo Servia, S.A. de C.V. ("Grupo Servia") to purchase all or a portion of the Government's 20% ownership interest in TFM at a discount. The option to purchase all or a portion of the Government's interest expires on November 30, 1999. If the purchase of at least 35% of the Government's stock is not completed by May 31, 1999, the entire option will expire on that date. If the option is fully exercised, the Company's additional cash investment is not expected to exceed $88 million. As part of this agreement and as a condition to exercise this option, the parties have agreed to settle the outstanding claims against the Government regarding a refund of Mexican Value Added Tax (VAT) payments. TFM has also agreed to sell to the Government a small section of redundant trackage for inclusion in another railroad concession. In addition, under the terms of the agreement, the Government would be released from its capital call obligations (as described below in "Results of Operations") at the moment that the option is exercised in whole or in part. Furthermore, TFM, TMM, Grupo Servia and the Company have agreed to sell, in a public offering, a direct or indirect participation in at least the same percentage currently represented by the shares exercised in this option, by October 31, 2003, at the latest, subject to market conditions. The option and the other described agreements are conditioned on the parties entering into a final written agreement and obtaining all necessary consents and authorizations.

Planned Separation of the Company Business Segments. As previously disclosed, the Company announced its intention to separate the Transportation and Financial Services segments through a proposed dividend of the stock of a new holding company for its Financial Services businesses (the "Separation"). On February 27, 1998, a filing was made with the Internal Revenue Service ("IRS") requesting a favorable tax ruling on the proposed Separation. On October 20, 1998, the Company announced that a favorable ruling on the initial structure proposed to the IRS was not expected and, accordingly, KCSI withdrew its request for a tax ruling. As a result, the Separation did not occur during 1998 as previously contemplated. The Company resubmitted a request for a tax ruling in January 1999. Subject to receipt of a favorable ruling from the IRS and consideration of other relevant factors, the Separation is expected to occur before the end of 1999.

Additionally, in contemplation of the Separation, the Company's stockholders approved a reverse stock split at a special stockholders' meeting held on July 15, 1998. The Company will not effect the reverse stock split until the Separation is completed.


Houston Emergency Service Order. On October 31, 1997 the Surface Transportation Board ("STB") issued an emergency service order which took effect on November 5, 1997 and extended through August 2, 1998. On July 31, 1998, the STB announced that it would not extend the emergency service order. This decision provided for a "45-day wind down" period until September 17, 1998, during which the Tex Mex continued to provide service under the terms of the emergency service order. As a result of this emergency service order, Tex Mex revenues increased during fourth quarter 1997 and through the first three quarters of 1998. However, expenses associated with accommodating the increase in traffic and congestion-related problems of the UP system offset this revenue increase.

As previously disclosed, the KCSR and Tex Mex, along with the Texas Railroad Commission and several shipper advocate groups, filed the Houston Area Consensus Plan ("Consensus Plan") with the STB during second quarter 1998. The Consensus Plan sought to provide the Tex Mex with permanent access to the Houston/Gulf Coast markets and to expand neutral switching to hundreds of shippers. On December 21, 1998, the STB announced its ruling against the Consensus Plan, denying the Tex Mex permanent access to the Houston area.



RESULTS OF OPERATIONS

In addition to the developments mentioned above, consolidated operating results from 1996 to 1998 were affected by the following significant developments.

Acquisition of Nelson. On April 20, 1998, the Company completed its acquisition of 80% of Nelson, an investment advisor and manager based in the United Kingdom ("UK"). Nelson has six offices throughout the UK and offers planning based asset management services directly to private clients. Nelson managed approximately $1.2 billion of assets as of December 31, 1998. The acquisition, accounted for as a purchase, was completed using a combination of cash, KCSI common stock and notes payable. The total purchase price was approximately $33 million. The purchase price is in excess of the fair market value of the net tangible and identifiable intangible assets received and this excess was recorded as goodwill to be amortized over a period of 20 years. Assuming the transaction had been completed January 1, 1998, inclusion of Nelson's results on a pro forma basis, as of and for the year ended December 31, 1998, would not have been material to the Company's consolidated results of operations.

Marketing Alliance with Canadian National Railway Company ("CN")/Illinois Central Corporation ("IC"). On April 16, 1998, KCSR, CN and IC announced a 15-year marketing alliance that offers shippers new competitive options in a rail freight transportation network that links key north-south continental freight markets. The marketing alliance did not require approval from the STB and was effective immediately. This alliance connects points in Canada with the major U.S. Midwest markets of Detroit, Chicago, Kansas City and St. Louis, as well as key Southern markets of Memphis, Dallas and Houston. It also provide shippers with access to Mexico's rail system through Grupo TFM.

In addition to providing access to key north-south international and domestic U.S. traffic corridors, the railways' seek to increase business in existing markets, primarily automotive and intermodal, but also in other key carload markets, including those for chemical and forest products. Traffic increases, although not significant in 1998, have already been evident and Transportation management expects this alliance to provide opportunities for revenue growth and position the railway as a key provider of rail service to the North American Free Trade Agreement ("NAFTA") corridor.

Under a separate access agreement, subject to STB approval of the proposed CN-IC merger, CN and KCSR plan investments in automotive, intermodal and transload facilities at Memphis, Dallas, Kansas City and Chicago to capitalize on the growth potential represented by the marketing alliance. Access to proposed terminals would be assured for the 25-year life span of the facilities, regardless of any change in corporate control. Under the terms of this access agreement, KCSR would extend its rail system in the Gulf area and, in the year 2000, gain access to three additional chemical customers in the Geismar, Louisiana industrial area, one of the largest chemical production areas in the world, through a haulage agreement. Management expects this access to provide additional revenue opportunities for the Company. Prior to this access agreement, the Company received preliminary STB approval for construction of a nine-mile rail line from KCSR's main line into the Geismar industrial area, which the chemical manufacturers requested be built to provide them with competitive rail service. The Company will continue to hold the option of the Geismar build-in provided that it is able to obtain the requisite approvals.


Voluntary  Coordination  Agreement  with the Norfolk  Southern  Railway  Company
("Norfolk  Southern").   The  Company  entered  into  a  Voluntary  Coordination
marketing agreement with the Norfolk Southern that allows the Company to capitalize on the east-west corridor between Meridian, Mississippi and Dallas, Texas through incremental traffic volume gained through interchange with the Norfolk Southern. This agreement provides the Norfolk Southern run-through service with access to Dallas and Mexico while avoiding the congested rail gateways of Memphis, Tennessee and New Orleans, Louisiana. In addition, KCSR and Norfolk Southern have a new joint intermodal operation at Port Arthur, Texas, which provides an alternative route for traffic from the Houston market by utilizing KCSR's rail network.


Termination of the Kansas City Southern Industries, Inc. Employee Plan Funding Trust ("EPFT" or "Trust"). Effective September 30, 1998, the Company terminated the EPFT, which was established as a grantor trust for the purpose of holding shares of KCSI Series B Convertible Preferred Stock ("Series B Preferred Stock") for the benefit of various KCSI employee benefit plans, including the Employee Stock Ownership Plan, Stock Option Plans and Employee Stock Purchase Plan (collectively, "Benefit Plans"). The EPFT was administered by an independent bank trustee ("Trustee") and included in the Company's consolidated financial statements.

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

In accordance with the agreement to terminate the EPFT, the Company received 872,362 shares of Series B Preferred Stock in full repayment of the indebtedness from the Trust. In addition, the remaining 127,638 shares of Series B Preferred Stock were converted by the Trustee into KCSI Common Stock, at the rate of 12 to 1, resulting in the issuance to the EPFT of 1,531,656 shares of such Common Stock. This Common Stock was then transferred by the Trustee to KCSI and the Company has set these shares aside for use in connection with the KCSI 1991 Stock Option and Performance Award Plan, as amended and restated effective July 15, 1998. Following the foregoing transactions, the EPFT was terminated.

The impact of the EPFT termination on the Company's consolidated financial statements was a reclassification among the components of the stockholders' equity accounts, with no change in the consolidated assets and liabilities of the Company.


Restructuring, Asset Impairment and Other Charges. In connection with the Company's review of its accounts for the year ended December 31, 1997 in accordance with its established accounting policies, as well as a change in the Company's methodology for evaluating the recoverability of goodwill during 1997 (as set forth in Note 1 to the consolidated financial statements), $196.4 million of restructuring, asset impairment and other charges were recorded during fourth quarter 1997. After consideration of related tax effects, these charges reduced consolidated earnings by $158.1 million, or $1.47 per share. The charges included:

o A $91.3 million impairment of goodwill associated with KCSR's 1993 acquisition of MidSouth Corporation ("MidSouth"). In response to the changing competitive and business environment in the rail industry, in 1997 the Company revised its accounting methodology for evaluating the recoverability of intangibles from a business unit approach to analyzing each of the Company's significant investment components. Based on this analysis, the remaining purchase price in excess of fair value of the MidSouth assets acquired was not recoverable.
o A $38.5 million charge representing long-lived assets held for disposal. Certain branch lines on the MidSouth route and certain non-operating real estate were designated for sale. During 1998, one of the branch lines was sold for a pretax gain of approximately $2.9 million. Efforts are ongoing to procure bids on the other branch line and non-operating real estate.
o Approximately $27.1 million in reserves related to termination of a union productivity fund and employee separations. The union productivity fund was established in connection with prior collective bargaining agreements and required KCSR to pay employees when reduced crew levels were used. The termination of this fund has resulted in a reduction of salaries and wages expense for the year ended December 31, 1998 of approximately $4.8 million. During 1998, approximately $23.1 million in cash payments reduced these reserves and approximately $2.5 million of the reserves were reduced based primarily on changes in the estimate of claims made relating to the union productivity fund. Approximately $1.5 million of accruals related to the union productivity fund and employee separations remain at December 31, 1998.
o A $12.7 million impairment of goodwill associated with the Company's investment in Berger. In connection with the Company's review of the carrying value of its various assets, management determined that a portion of the intangibles recorded in connection with the Berger investment were not recoverable, primarily due to below-peer performance and growth of the core Berger funds.
o A $9.2 million impairment of assets at Pabtex, Inc. (a subsidiary of the Company) as a result of continued operating losses and a decline in its customer base.
o Approximately $17.6 million of other charges and reserves related to leases, contracts, impaired investments and other reorganization costs. Based on the Company's review of its assets and liabilities, certain charges were recorded to reflect recoverability and/or obligation as of December 31, 1997. During 1998, approximately $8.0 million in cash payments were made leaving approximately $5.0 million accrued at December 31, 1998.

Operating Difficulties of the Union Pacific Railroad. As reported in the press, the Union Pacific Railroad ("UP") experienced difficulties with its railroad operations, reportedly linked to its acquisition of the Southern Pacific Railroad ("SP"). UP is one of KCSR's largest interchange partners. The UP's difficulties resulted in overall traffic congestion of the U.S. railroad system and impacted KCSR's ability to interchange traffic with UP, both for domestic and international traffic (i.e., to and from Mexico). This system congestion resulted in certain equipment shortages due to KCSR's rolling stock being retained within the UP system for unusually extended periods of time, for which UP remits car hire amounts. During the fourth quarter of 1997, KCSR agreed to accept certain UP trains in diverted traffic to assist in the easing of the UP's system congestion, resulting in revenues of approximately $3.9 million.


Grupo TFM. As disclosed previously, Grupo TFM, a joint venture of the Company and TMM, was awarded the right to purchase 80% of the common stock of TFM for approximately 11.072 billion Mexican pesos (approximately $1.4 billion based on the U.S. dollar/Mexican peso exchange rate on December 5, 1996). TFM holds the concession to operate over Mexico's Northeast Rail Lines for 50 years, with the option of a 50 year extension (subject to certain conditions).

The remaining 20% of TFM was retained by the Government, which has the option of selling its 20% interest through a public offering, or selling it to Grupo TFM after October 31, 2003 at the initial share price paid by Grupo TFM plus interest computed at the Mexican Base Rate (the Unidad de Inversiones (UDI) published by Banco de Mexico). In the event that Grupo TFM does not purchase the Government's 20% interest in TFM, the Government may require TMM and KCSI to purchase the Government's holdings in proportion to each partner's respective ownership interest in Grupo TFM (without regard to the Government's interest in Grupo TFM - see below).

On January 31, 1997, Grupo TFM paid the first installment of the purchase price (approximately $565 million based on the U.S. dollar/Mexican peso exchange rate) to the Government, representing approximately 40% of the purchase price. This initial installment of the TFM purchase price was funded by Grupo TFM through capital contributions from TMM and the Company. The Company contributed approximately $298 million to Grupo TFM, of which approximately $277 million was used by Grupo TFM as part of the initial installment payment. The Company financed this contribution using borrowings under existing lines of credit.

On June 23, 1997, Grupo TFM completed the purchase of 80% of TFM through the payment of the remaining $835 million to the Government. This payment was funded by Grupo TFM using a significant portion of the funds obtained from: (i) senior secured term credit facilities ($325 million); (ii) senior notes and senior discount debentures ($400 million); (iii) proceeds from the sale of 24.6% of Grupo TFM to the Government (approximately $199 million based on the U.S. dollar/Mexican peso exchange rate on June 23, 1997); and (iv) additional capital contributions from TMM and the Company (approximately $1.4 million from each partner). Additionally, Grupo TFM entered into a $150 million revolving credit facility for general working capital purposes. The Government's interest in Grupo TFM is in the form of limited voting right shares, and the purchase agreement includes a call option for TMM and the Company, which is exercisable at the original amount (in U.S. dollars) paid by the Government plus interest based on one-year U.S. Treasury securities.

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

Concurrent with the financing transactions, Grupo TFM, TMM and the Company entered into a Capital Contribution Agreement ("Contribution Agreement") with TFM, which includes a possible capital call of $150 million from TMM and the Company if certain performance benchmarks, outlined in the agreement, are not met. The Company would be responsible for approximately $74 million of the capital call. The term of the Contribution Agreement is three years. In a related agreement between Grupo TFM, TFM and the Government, among others, the Government agreed to contribute up to $37.5 million of equity capital to Grupo TFM if TMM and the Company were required to contribute under the capital call provisions of the Contribution Agreement prior to July 16, 1998. As of July 16, 1998, no additional contributions from the Company were requested or made and, therefore, the Government did not contribute additional equity capital to Grupo TFM. The Government also committed that if it had not made any contributions by July 16, 1998, it would, up to July 31, 1999, make additional capital contributions to Grupo TFM (of up to an aggregate amount of $37.5 million) on a proportionate basis with TMM and the Company if capital contributions are required. Any capital contributions to Grupo TFM from the Government would be used to reduce the contribution amounts required to be paid by TMM and the Company pursuant to the Contribution Agreement. As of December 31, 1998 no additional contributions from the Company have been requested or made.

At December 31, 1998, the Company's investment in Grupo TFM was approximately $285.1 million. The Company's interest in Grupo TFM is approximately 37% (with TMM and a TMM affiliate owning the remaining 38.4%). The Company accounts for its investment in Grupo TFM under the equity method.

See "Recent Developments" above for discussion of the Company's option to purchase a portion of the Government's interest in TFM.


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


Berger Ownership Interest. As a result of certain transactions during 1997, the Company increased its ownership in Berger to 100% from approximately 80% at December 31, 1996. In January and December 1997, Berger purchased, for treasury, the common stock of minority shareholders. Also in December 1997, the Company acquired additional Berger shares from a minority shareholder through the issuance of KCSI common stock. In connection with these transactions, Berger granted options to acquire shares of Berger stock to certain of its employees. At December 31, 1998, the Company's ownership would have been diluted to approximately 91% if all of the outstanding options had been exercised. These transactions resulted in approximately $17.8 million of goodwill, which is being amortized over 15 years. However, see discussion of impairment of a portion of this goodwill in "Restructuring, Asset Impairment and Other Charges" above.

The Company's 1994 acquisition of a controlling interest in Berger was completed under a Stock Purchase Agreement ("Agreement") covering a five-year period ending in October 1999. Pursuant to the Agreement, the Company may be required to make additional purchase price payments (up to $36.6 million) based upon Berger attaining certain incremental levels of assets under management up to $10 billion by October 1999. The Company made no payments under the Agreement during 1998. In 1997 and 1996, the Company made additional payments of $3.1 and $23.9 million, respectively, resulting in adjustments to the purchase price. The goodwill amounts are amortized over 15 years.


Stock Split and 20% Increase in Quarterly Common Stock Dividend. On July 29, 1997, the Company's Board of Directors ("Board") authorized a 3-for-1 split in the Company's common stock effected in the form of a stock dividend. The Board
also  voted  to  increase  the  quarterly   dividend  20% to

$0.04 per share (post-split). Both dividends were paid on September 16, 1997 to stockholders of record as of August 25, 1997. Amounts reported in this Form 10-K reflect this stock split.


Common Stock Repurchases. The Company's Board has authorized management to repurchase a total of 33 million shares of KCSI common stock under two programs
- the 1995 program for 24 million shares and the 1996 program for nine million shares. During 1998, there were no repurchases under these programs. During 1997, the Company purchased approximately 2.9 million shares (post-split) at an aggregate cost of approximately $50 million. With these transactions, the Company has repurchased approximately 27.6 million shares of its common shares, completing the 1995 program and part of the 1996 program. In connection with these programs, the Company entered into a forward stock purchase contract in 1995 for the repurchase of shares, which was completed during 1997. See discussion in "Financial Instruments and Purchase Commitments" below.


Gateway Western. KCSTC acquired beneficial ownership of the outstanding stock of Gateway Western in December 1996. The stock acquired by KCSTC was held in an independent voting trust until the Company received approval from the STB on the acquisition effective May 5, 1997. The consideration paid for Gateway Western (including various acquisition costs and liabilities) was approximately $12.2 million, which exceeded the fair value of the underlying net assets by approximately $12.1 million. The resulting intangible is being amortized over a period of 40 years.

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


Southern Capital Joint Venture. In October 1996, the Company and GATX Capital Corporation ("GATX") completed the formation and financing of a joint venture to perform certain leasing and financing activities. The venture, Southern Capital, was formed through a GATX contribution of $25 million in cash and a Company contribution (through KCSR and Carland) of $25 million in net assets, comprising a negotiated fair value of locomotives and rolling stock and long-term indebtedness owed to KCSI and its subsidiaries. In an associated transaction, Southern Leasing Corporation (an indirect wholly-owned subsidiary of the Company prior to dissolution in October 1996) sold to Southern Capital approximately $75 million of loan portfolio assets and rail equipment.

As a result of these transactions and subsequent repayment by Southern Capital of indebtedness owed to KCSI and its subsidiaries, the Company received cash which exceeded the net book value of its assets by approximately $44.1 million. Concurrent with the formation of the joint venture, KCSR entered into operating leases with Southern Capital for the majority of the rail equipment acquired by or contributed to Southern Capital. Accordingly, this excess fair value over book value is being recognized over the terms of the leases (approximately $4.4 million in 1998 and $4.9 million in 1997).

The cash received by the Company was used to reduce outstanding indebtedness by approximately $217 million, after consideration of applicable income taxes, through repayments on various lines of credit and subsidiary indebtedness. The Company reports its 50% ownership interest in Southern Capital under the equity method of accounting.

1998 and 1997 net income was positively impacted as a result of the Southern Capital transaction. Reduced depreciation and interest expense, together with equity earnings from Southern Capital, has more than offset the increase in fixed lease expense related to the transaction.

Under a prior agreement, GATX had an option to notify the Company of its intent to cause disposal of the loan portfolio assets of Southern Capital. GATX exercised its option with regard to this agreement and the Company and GATX are jointly reviewing options for disposition of these loan portfolio assets. The portfolio of rail assets would remain with Southern Capital. The disposal of the loan portfolio assets is not expected to have a material impact on the Company's results of operations, financial position or cash flows.


DST's Investment in Continuum. On August 1, 1996, The Continuum Company, Inc. ("Continuum"), formerly an approximate 23% owned DST equity affiliate, merged with Computer Sciences Corporation ("CSC," a publicly traded company) in a tax-free share exchange. In exchange for its ownership interest in Continuum, DST received CSC common stock, which DST accounts for as available for sale securities as defined in Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115").

As a result of the transaction, the Company's 1996 earnings included approximately $47.7 million (after-tax), or $0.41 per share, representing the Company's proportionate share of the one-time gain recognized by DST in connection with the merger. Continuum ceased to be an equity affiliate of DST, thereby eliminating any future Continuum equity earnings or losses. DST recognized equity losses in Continuum of $4.9 million for the first six months of 1996.


Railroad Industry Trends and Competition. During the period from 1996 to 1998, the railroad industry has continued to experience ongoing consolidation. Following the 1995 mergers involving the Burlington Northern, Inc. and Santa Fe Pacific Corporation ("BN/SF") and the UP and the Chicago and North Western Transportation Company ("UP/CNW"), in 1996, the UP merged with SP ("UP/SP"). In 1997, CSX Corporation ("CSX") and Norfolk Southern completed negotiations to purchase parts of Conrail, Inc. ("Conrail"). The STB has approved this transaction. Finally, in February 1998, the CN announced its intention to acquire the IC, which is still awaiting STB approval.

The Company believes that KCSR revenues were negatively affected (primarily in 1996 and early 1997) by the UP/SP and BN/SF mergers as a result of the increased competition which led to diversions of rail traffic away from KCSR lines. The ongoing impact to KCSR of these mergers, as well as the merger of the CN/IC and the CSX/Norfolk Southern/Conrail transaction is uncertain. Management believes, however, that because of its investments and strategic alliances, it is well positioned to attract additional rail traffic through its "NAFTA Railway."

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

Mississippi and Missouri River barge traffic, among others, also competes with KCSR in the transportation of bulk commodities such as grains, steel and petroleum products.

In response to the changing competitive and business environment in the rail industry, in 1997 the Company revised its accounting methodology for evaluating the recoverability of intangibles from a business unit approach to analyzing each of the Company's significant investment components. Based on this analysis, $91.3 million of the remaining purchase price in excess of fair value of the MidSouth assets acquired was not recoverable. This charge was recorded as of December 31, 1997.

See "Union Labor Negotiations" below for a discussion of the impact of labor issues and regulations on competition in the transportation industry.


Berger Joint Venture. During 1996, Berger entered into a joint venture agreement with Bank of Ireland Asset Management (U.S.) Limited, a subsidiary of Bank of Ireland, to develop and market a series of international and global mutual funds. The new venture, named BBOI Worldwide LLC ("BBOI"), is headquartered in Denver, Colorado. Regulatory approvals were received in October 1996, and the first no-load mutual fund product - the Berger/BIAM International Fund - was introduced in fourth quarter 1996. Currently, BBOI manages five funds and assets under management for these funds totaled $522 million at December 31, 1998 compared with $161 million at December 31, 1997. Berger accounts for its 50% investment in BBOI under the equity method.


Union Labor Negotiations. Approximately 84% of KCSR employees and 88% of Gateway Western employees are covered under various collective bargaining agreements.

In 1996, national labor contracts governing the KCSR were negotiated with all major railroad unions, including the United Transportation Union, the
Brotherhood of Locomotive Engineers, the Transportation Communications International Union, the Brotherhood of Maintenance of Way Employees, and the International Association of Machinists and Aerospace Workers. The provisions of the various labor agreements, which extend to December 31, 1999, generally include periodic general wage increases, lump-sum payments to workers, and greater work rule flexibility, among other provisions. These agreements did not have a material effect on the Company's consolidated results of operations, financial position or cash flows. As a result of the operating efficiencies gained by the existing agreements, management believes the Company is better positioned to compete effectively with alternative forms of transportation. Railroads continue, however, to be restricted by certain remaining restrictive work rules and are thus prevented from achieving optimum productivity with existing technology and systems. Currently, informal discussions are being held with certain national labor unions with regard to the next labor contract. These discussions are preliminary and formal negotiations will not begin until November 1999. Management does not expect that this process or the resulting labor agreements will have a material impact on its consolidated results of operations, financial condition or cash flows.

Labor agreements related to former MidSouth employees covered by collective bargaining agreements reopened for negotiations in 1996. These agreements entail eighteen separate groups of employees and are not included in the national labor contracts. KCSR management is currently in the process of meeting with these unions representing its employees. While these discussions are ongoing, the Company does not anticipate that this process or the resulting labor agreements will have a material impact on its consolidated results of operations, financial condition or cash flows.

The majority of employees of the Gateway Western are covered by collective bargaining agreements which extend through December 1999. Unions representing machinists and electrical workers, however, are operating under 1994 contracts and are currently in negotiations to extend these contracts. Negotiations on the agreements which extend through December 1999 are expected to begin in late 1999. The Company does not anticipate that this process or the resulting labor agreements will have a material impact on its consolidated results of operations, financial condition or cash flows.

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

During 1998, the Brotherhood of Locomotive Engineers and the United Transportation Union, the two unions representing a majority of the Company's employees, have agreed to merge. Currently, details of the merged union are being discussed and determined by the involved parties. The merger of these two unions is not expected to have a material impact on the Company's results of operations, financial position or cash flows.


Safety and Quality Programs. During 1997, KCSR continued its implementation of important safety and quality programs, including an extensive, cross-functional "Pro-Formance" initiative focusing on continuous improvements in all aspects of the organization. Because of the continued focus on safety and quality programs, KCSR has experienced a decline in accident related statistics in recent years; however reportable injuries increased slightly during 1998. Although total derailments declined 18% from the period 1996-1998, two significant derailments experienced during the latter half of 1998 led to an increase in derailment costs during 1998. One of KCSR management's primary objectives is to operate in the safest environment possible and efforts are ongoing to improve its safety experience. "Safety" and "Quality" programs comprise two important ongoing elements of KCSR management's goal of reducing employee injuries and related benefits are expected to be recurring in nature and realizable over future years. Program expenses are not anticipated to have a material impact on operating results in future years.



INDUSTRY SEGMENT RESULTS

The Company's revenues,  operating income and net income by industry segment are as follows (in millions):
                              1998(i)            1997(ii)           1996(iii)
                           -----------         -----------         -----------
Revenues
    Transportation         $     613.5         $     573.2         $     517.7
    Financial Services           670.8               485.1               329.6
                           -----------         -----------         -----------
          Total            $   1,284.3         $   1,058.3         $     847.3
                           ===========         ===========         ===========


Operating Income (Loss)
    Transportation         $     113.9         $     (92.7)        $      72.1
    Financial Services           280.6               199.2               131.8
                           -----------         -----------         -----------
          Total            $     394.5         $     106.5         $     203.9
                           ===========         ===========         ===========


Net Income (Loss)
    Transportation         $      38.0         $    (132.1)        $      16.3
    Financial Services           152.2               118.0               134.6
                           -----------         -----------         -----------
          Total            $     190.2         $     (14.1)        $     150.9
                           ===========         ===========         ===========


(i) Includes a one-time non-cash charge of $36.0 million ($23.2 million after-tax) resulting from the merger of a wholly-owned subsidiary of DST with USCS. The merger was accounted for by DST under the pooling of interests method. The charge reflects the Company's reduced ownership of DST (from 41% to approximately 32%), together with the Company's proportionate share of DST and USCS fourth quarter merger-related charges. See Note 2 to the consolidated financial statements in this Form 10-K.

(ii) Includes $196.4 million ($158.1 million after-tax, comprised of $141.9 million -Transportation segment and $16.2 million Financial Services segment) of restructuring, asset impairment and other charges recorded during fourth quarter 1997. The charges reflect impairment of goodwill associated with KCSR's 1993 acquisition of the MidSouth and the Company's investment in Berger, long-lived assets held for disposal, impaired long-lived assets, reserves related to termination of a union productivity fund and employee separations, and other reserves for leases, contracts and reorganization costs. See Notes 1 and 3 to the consolidated financial statements in this Form 10-K. Additionally, Transportation results for the year ended 1997 include revenues and expenses from Gateway Western.

(iii)Includes a one-time after-tax gain of $47.7 million representing the Company's proportionate share of the one-time gain recognized by DST in connection with the merger of Continuum with CSC (see Note 2 to the consolidated financial statements in this Form 10-K).

Consolidated net income for 1998 increased to $190.2 million from a consolidated loss of $14.1 million in 1997. Exclusive of the 1998 and 1997 one-time charges, consolidated net income grew $69.4 million, or 48%, to $213.4 million from $144.0 million in 1997, reflecting earnings improvements in both the Transportation and Financial Services segments. Consolidated revenues for the year ended December 31, 1998 were $226 million (21%) higher than 1997 as a result of increases in both segments. Operating income, exclusive of 1997 restructuring, asset impairment and other charges, increased $91.6 million (30%) year to year, driven by higher revenues as well as improved consolidated operating margins.

Consolidated 1997 revenues increased $211.0 million over 1996, reflecting improvements in both the Transportation and Financial Services segments year to year, as well as the inclusion of Gateway Western revenues. While 1997 total operating income decreased from 1996 by 48%, operating income exclusive of the restructuring, asset impairment and other charges increased nearly $100 million, indicative of a higher rate of revenue growth compared to expenses. The consolidated loss of $14.1 million for the year ended December 31, 1997 includes $196.4 million ($158.1 million after-tax) in restructuring, asset impairment and other charges, as previously discussed. Consolidated net income of $150.9 million for the year ended 1996 includes a one-time gain of $47.7 million resulting from the Continuum transaction. Exclusive of these amounts, consolidated net income in 1997 of $144.0 million was $40.8 million, or 40%, higher than 1996. This increase reflects improvement in ongoing operations for both the Transportation and the Financial Services segments, primarily from higher revenues and improved operating margins.

A discussion of each business segment's results of operations follows.


TRANSPORTATION (KCSL)

The following  summarizes the income statement  components of the Transportation segment  and  provides  a  reconciliation  to  ongoing  domestic  Transportation earnings:
                                                  1998                  1997                  1996
                                              ----------            ----------            ----------
Revenues                                      $    613.5            $    573.2            $    517.7
Costs and expenses                                 442.9                 426.1                 382.7
Depreciation and amortization                       56.7                  61.8                  62.9
Restructuring, asset impairment
   and other charges                                 -                   178.0                   -
                                              ----------            ----------            ----------
   Operating income (loss)                         113.9                 (92.7)                 72.1
Equity in net earnings (losses) of
   unconsolidated affiliates                        (2.9)                 (9.7)                  1.5
Interest expense                                   (59.6)                (53.3)                (52.8)
Other, net                                          13.7                   5.0                   7.9
                                              ----------            ----------            ----------
   Pretax income (loss)                             65.1                (150.7)                 28.7
Income tax expense (benefit)                        27.1                 (18.6)                 12.4
                                              ----------            ----------            ----------
   Transportation net income (loss)                 38.0                (132.1)                 16.3

Restructuring, asset impairment and
  other charges, net of tax                          -                   141.9                   -
Grupo TFM losses and interest, net of tax           14.3                  17.6                   -
                                              ----------            ----------            ----------

      Ongoing domestic Transportation
         earnings                             $     52.3            $     27.4            $     16.3
                                              ==========            ==========            ==========


Ongoing domestic Transportation segment earnings increased $24.9 million, or 90.9%, to $52.3 million for the year ended December 31, 1998. This increase resulted from higher revenues, which grew $40.3 million, or 7.0% (primarily from a 6.5% increase in revenues at KCSR) and lower operating costs as a percentage of revenue. The Transportation segment's operating income, exclusive of 1997 restructuring, asset impairment and other charges, increased 33.5% to $113.9 million from $85.3 million in 1997. This increase was driven by improved operating margins as a result of a slower rate of growth in operating expenses compared to revenues. Exclusive of depreciation and amortization and 1997 restructuring, asset impairment and other charges, the Transportation segment's operating costs as a percentage of revenues decreased by more than 2% as a result of continuing cost containment efforts. The termination of the union productivity fund resulted in a savings of approximately $4.8 million during 1998 and these savings are expected to continue in the future. Depreciation and amortization expenses declined $5.1 million, or 8.3%, chiefly due to the reduction of amortization and depreciation expense of approximately $5.6 million arising from the impairment of goodwill and certain branch lines held for sale recorded during December 1997, partially offset by increased depreciation from property additions. See "Results of Operations" above for further discussion.

Ongoing domestic Transportation segment earnings of $27.4 million for the year ended December 31, 1997 were compared to $16.3 million for the prior year, an increase of $11.1 million or 68%. This increase was driven by revenue growth from $517.7 million to $573.2 million, chiefly due to higher KCSR revenues and the addition of the Gateway Western, partially offset by the loss of revenues from Southern Leasing Corporation, which was dissolved in the fourth quarter of 1996. In addition, cost containment initiatives by management in the second half of 1997 helped to increase operating margins and contributed to higher earnings. Transportation expenses, exclusive of the restructuring, asset impairment and other charges, increased $42.3 million, or 9.5% to $487.9 million for 1997 compared with $445.6 million for 1996. The increase was attributable to operating lease expenses resulting from the Southern Capital transaction and the inclusion of Gateway Western expenses in 1997 (variable operating expenses were essentially unchanged year to year). Depreciation and amortization expenses in 1997 for the Transportation segment decreased $1.1 million (1.7%) from 1996 due to the transfer of assets to Southern Capital during the fourth quarter of 1996, offset by the inclusion of Gateway Western.


Interest Expense and Other, net
Interest expense for the year ended December 31, 1998 increased $6.3 million, or 11.8%, to $59.6 million as a result of the inclusion of a full year's interest associated with the debt related to the Company's investment in Grupo TFM, partially offset by a decrease in average debt balances due to net repayments and a slight decrease in interest rates relating to the lines of credit.
Additionally during 1997, interest of $7.4 million was capitalized as part of the investment in Grupo TFM until operations commenced (June 23, 1997). Other, net increased $8.7 million to $13.7 million for the year ended December 31, 1998. Included in this increase is a one-time gain of $2.9 million (pretax) from the sale of a branch line and $2.8 million of interest related to a tax refund in 1998. Other non-operating real estate sales comprised the majority of the remaining increase.

The 1% increase in 1997 Transportation interest expense (to $53.3 million) is due to interest associated with the investment in Grupo TFM, together with interest on Gateway Western indebtedness, offset by debt repayments made at the end of 1996 associated with the Southern Capital transaction. Capitalized interest related to the Company's Grupo TFM investment totaled $7.4 million for the year ended December 31, 1997, which ceased upon gaining operational control of TFM on June 23, 1997. Other, net decreased $2.9 million, or 36.7%, to $5.0 million for 1997 from $7.9 million in 1996, primarily attributable to the 1996 one-time gain of approximately $2.9 million recorded by KCSR in connection with the sale of real estate.


Income Taxes
Income taxes increased $45.7 million from a 1997 benefit of $18.6 million to a $27.1 million expense for the year ended December 31, 1998. This fluctuation resulted primarily because of the restructuring, asset impairment and other charges in 1997. Exclusive of these charges, income tax expense from year to year increased by $9.6 million, or 54.8%, primarily due to higher operating income in 1998.

Income taxes decreased $31.0 million from $12.4 million of expense in 1996 to $18.6 million of benefit for 1997, primarily as a result of the impact of restructuring, asset impairment and other charges on pretax income. Exclusive of these charges, income tax expense for 1997 would have been approximately $17.5 million.


KCSL Subsidiaries

Following   is  a  detailed   discussion   of  the  primary   subsidiaries   and
unconsolidated affiliates comprising the Transportation segment. Results of less significant subsidiaries have been omitted.


The Kansas City Southern Railway Company
KCSR operates in a nine state region, including Missouri, Kansas, Arkansas, Oklahoma, Mississippi, Alabama, Tennessee, Louisiana, and Texas. KCSR has the shortest rail route between Kansas City and the Gulf of Mexico, serving the ports of Beaumont and Port Arthur, Texas; and New Orleans, Baton Rouge, Reserve and West Lake Charles, Louisiana. Through haulage rights, KCSR has access to the states of Nebraska and Iowa and serves the ports of Houston and Galveston, Texas. Kansas City, Missouri, as the second largest rail center in the United States, represents an important interchange gateway for KCSR. KCSR also has interchange gateways in New Orleans and Shreveport, Louisiana; Dallas and Beaumont, Texas; and Jackson and Meridian, Mississippi.

Major commodities moved by KCSR include coal, grain and farm products, petroleum, chemicals, paper and forest products, intermodal, as well as other general commodities. Management believes that KCSR, in conjunction with the Norfolk Southern, operates the most direct rail route, referred to as the "Meridian Speedway," linking the Atlanta and Dallas gateways for traffic moving between the rapidly-growing southeast and southwest regions of the United States. The "Meridian Speedway" also provides eastern shippers and other U.S. and Canadian railroads with an efficient connection to the Mexican markets and has allowed KCSR to be more competitive in transcontinental intermodal transportation.

For the year ended December 31, 1998, KCSR's contribution to the Company's consolidated earnings increased $25.6 million to $53.0 million, compared to $27.4 million (exclusive of restructuring, asset impairment and other charges) in 1997. This increase was primarily due to a $33.8 million increase in revenues, partially offset by a $4.0 million increase in variable and fixed operating costs.

Exclusive of the restructuring, asset impairment and other charges recorded in fourth quarter 1997, KCSR contributed $27.4 million to the Company's consolidated earnings compared to $17.1 million in 1996. This increase is primarily due to a $25.3 million increase in KCSR revenues offset by a lesser increase in variable and fixed operating costs.

Revenues

The  following  summarizes  revenues,  carloads  and  net ton  miles  of KCSR by commodity mix:
                                                                  Carloads and
                                       Revenues                 Intermodal Units              Net Ton Miles
                               -------------------------      -----------------------    -----------------------
                                     (in millions)               (in thousands)               (in millions)
                                 1998     1997     1996       1998     1997     1996      1998     1997    1996
                               -------- -------  -------      -----    -----    -----    ------   ------  ------
   General commodities:
     Chemical and petroleum    $  138.3 $ 133.1  $ 129.0      165.4    162.9    165.9     4,510    4,199   4,070
     Paper and forest             108.8   106.4    103.5      172.5    175.8    177.3     3,121    3,072   2,910
     Agricultural and mineral      94.7    85.0     75.0      130.8    119.6    113.2     4,574    4,002   3,306
     Other                         20.2    20.5     18.7       25.4     24.4     22.6       649      913   1,007
                               -------- -------  -------      -----    -----    -----    ------   ------  ------
   Total general commodities      362.0   345.0    326.2      494.1    482.7    479.0    12,854   12,186  11,293
       Intermodal                  46.3    43.2     40.3      182.6    161.6    149.4     1,325    1,240   1,402
       Coal                       117.6   102.6    102.5      204.4    177.1    179.6     7,477    6,249   5,735
                               -------- -------  -------      -----    -----    -----    ------   ------  ------
   Subtotal                       525.9   490.8    469.0      881.1    821.4    808.0    21,656  19,675   18,430
       Other                       25.7    27.0     23.5         -        -        -          -        -       -
                               -------- -------  -------      -----    -----    -----    ------   ------  ------
      Total                    $  551.6 $ 517.8  $ 492.5      881.1    821.4    808.0    21,656   19,675  18,430
                               ======== =======  =======      =====    =====    =====    ======   ======  ======



KCSR revenues for 1998 were $551.6 million, a $33.8 million increase over 1997 as a result of higher revenues in all major commodity groups. 1998 coal revenues increased $15.0 million, or 14.7%, compared to 1997 while intermodal revenues were 7.3% higher. General commodities, led by an increase of 11.4% in agricultural and mineral products revenues, improved $17.0 million, or nearly 5%. A portion of increased revenues relate to traffic with Mexico, which increased approximately 118% during 1998, resulting in an additional $10 million of revenue. Also, increased carloads resulting from the CN/IC alliance contributed to the higher revenues.

1997 KCSR revenues were $25.3 million, or 5.1%, higher than 1996 due to a 5.8% increase in general commodities and a 7.2% increase in intermodal revenues. Agricultural and mineral products led general commodities with a 13.3% increase over 1996 comprised primarily of domestic and export grain and food products.

The following is a discussion of KCSR's major commodity groups.

Coal
Coal continues to be the largest single commodity handled by KCSR, which delivers coal to seven electric generating plants, located at Amsterdam, Missouri; Flint Creek, Arkansas; Welsh, Texas; Mossville, Louisiana; Kansas City, Missouri; Pittsburg, Kansas; and Hugo, Oklahoma. Two coal customers, Southwestern Electric Power Company ("SWEPCO") and Entergy Gulf States (formerly Gulf States Utility Company), comprised approximately 81%, 82% and 83% of total coal revenues generated by KCSR in 1998, 1997and 1996, respectively. KCSR also delivers lignite to an electric generating plant at Monticello, Texas ("TUMCO"). KCSR's contract with SWEPCO, its largest customer, extends through the year 2006. During 1998, coal revenues increased notably over prior years; however, historically coal revenues have a tendency to equalize on an annual basis.

Coal movements generated $117.6 million of revenue during 1998, a 14.7% increase over 1997. This 1998 increase resulted from higher unit coal traffic (increase in carloads of nearly 16%) arising from several factors. 1) In 1998, unseasonably warm weather resulted in a higher demand for electric power in certain regions served by the KCSR and several utility customers requested more coal to handle this increased demand. Additionally, in order to replenish inventory levels depleted from this excess demand, several locations increased their coal shipments. 2) During 1997, unit coal revenues were negatively affected by unplanned outages (primarily during first and second quarters) at several utilities served by KCSR, and first quarter weather problems which affected carriers and the mines originating the coal. During 1998, the level of unplanned outages declined and, thus, more unit coal trains were delivered to customers. Additionally, although KCSR experienced certain weather related slow-downs due to flooding during fourth quarter 1998, it did not significantly impact coal revenues. 3) 1998 results reflect a full year of revenues for a utility customer not served by KCSR until after the first quarter of 1997. Coal accounted for 22.4% of carload revenues during 1998 compared with 20.9% for 1997.

Coal revenues during 1997 were $102.6 million, virtually unchanged from 1996. Coal traffic comprised 20.9% of carload revenues and 21.6% of carloads in 1997 compared with 21.9% and 22.2%, respectively, in 1996 indicating the growth realized in other commodities.

Chemicals and Petroleum
Chemical and petroleum products, serviced via tank and hopper cars primarily to markets in the Southeast and Northeast through interchange with other rail carriers, as a combined group represent the largest commodity to KCSR in terms of revenue. Management expects that revenues in this commodity group could grow in future years as a result of KCSR's marketing agreement with the CN/IC, which is expected to provide KCSR access to the manufacturing facilities of BASF Corporation, Shell Chemical Company and Borden Chemical and Plastics in Geismar, Louisiana, a large industrial corridor.

Chemical and petroleum revenues increased $5.2 million to $138.3 million in 1998 compared to 1997. Increases in miscellaneous chemicals and soda ash carloads, coupled with higher revenues per carload for plastic and petroleum products, were offset by lower carloads for plastics, petroleum products and petroleum coke. The higher revenues per carload for plastics and petroleum products resulted from a combination of rate increases and length of hauls, while the increased miscellaneous chemical and soda ash carloads arose from the continued strength of these markets. Shipments of plastic products have decreased as a result of a reduced emphasis on low margin business, while petroleum and petroleum coke carload declines are a result of economic turmoil overseas (primarily Asia) affecting the export market. Chemical and petroleum products accounted for 26.3% of total 1998 carload revenues compared with 27.1% for 1997.

During 1997, chemical and petroleum revenues increased to $133.1 million from $129.0 million. This $4.1 million increase, or 3.2%, resulted primarily from increased revenues in plastics, miscellaneous chemical, soda ash and petroleum shipments offset by reduced petroleum coke shipments. Chemical and petroleum products accounted for 27.1% of total 1997 carload revenues compared with 27.5% for 1996.

Paper and Forest
KCSR, whose rail line runs through the heart of the southeastern U.S. timber producing region, serves eleven paper mills directly (including International Paper Co. and Georgia Pacific, Riverwood International, among others) and six others indirectly through short-line connections, and transports pulpwood, woodchips and raw fiber used in the production of paper, pulp and paperboard.

Paper and forest product revenues increased $2.4 million to $108.8 million for 1998, primarily as a result of increased carloads and revenues per carload for pulp, paper and lumber products, offset by a reduction in pulpwood chip shipments. Improved lumber shipments have resulted from the strong home building and remodeling market in 1998, while pulp/paper increases are primarily a result of paper mill expansions for several customers served by KCSR. Although paper and forest revenues increased for 1998, fourth quarter carloads and revenues decreased compared with fourth quarter of 1997. Paper and forest product revenues are expected to remain somewhat flat during 1999 due to a reduced demand for these products and higher current inventories and stockpiles. Paper and forest traffic comprised 20.7% of carload revenues during 1998 compared to 21.7% in 1997.

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

Agricultural and Mineral
Agricultural and Mineral product revenues for the year ended December 31, 1998 were $94.7 million, an increase of $9.7 million, or 11.4%, compared to 1997. Increased carloads for most agricultural and mineral products, including domestic and export grain, food, nonmetallic ores, cement, glass and stone contributed to the increase. Higher revenues per carload, most notably in export grain and food products, were partially offset by a reduction in revenues per carload from domestic grain movements. Changes in revenues per carload are primarily due to mix in the length of haul. A portion of the volume increases can be attributed to increased traffic flow with Mexico. Over the long-term, the Company expects to continue to supply carloads of grain to Mexico through Grupo TFM because of Mexico's reliance on imports of grain to meet its minimum needs. Agricultural and mineral products comprised 18.0% of carload revenues in 1998 compared with 17.3% in 1997.

Agricultural and mineral products revenues for 1997 increased $10 million, or 13.3%, compared to 1996 primarily as a result of higher carloads of grain, especially corn, due to a strong harvest. Additionally, carloads of nonmetallic minerals increased approximately 18% over 1996 volume. Agricultural and mineral products accounted for 17.3% of carload revenues in 1997 compared with 16% in 1996.

Intermodal
The intermodal freight business consists of hauling freight containers or truck trailers by a combination of water, rail and motor carriers, with rail carriers serving as the links between motor carriers and ports. KCSR increased its share of the U.S. intermodal traffic primarily through the acquisition of the MidSouth, which extended the Company's east/west line running from Dallas, Texas to Shreveport, Louisiana to Meridian, Mississippi. During 1997, the Company committed to a plan to pursue intermodal business based on operating margin versus growth through carload volume. This strategy continues as the Company increases its access to the intermodal marketplace through strategic alliances with the Norfolk Southern and CN/IC.

During 1998, intermodal revenues increased $3.1 million, or 7.3%, over 1997 primarily as a result of higher unit shipments of approximately 13% year over year, offset partially by a decrease in revenue per unit. Almost all of the 13% volume growth related to containers. Container shipments have a lower rate per unit shipped than trailers and, as a result revenues per unit shipped declined. Container movements, however, also have more favorable profit margins due to their lower inherent cost structure compared to trailers. Intermodal revenues accounted for 8.8% of carload revenues in both 1998 and 1997.

Intermodal revenues for 1997 of $43.2 million increased $2.9 million, or 7.2% from 1996 revenues of $40.3 million primarily as a result of increased units shipped, offset by a slight decrease in revenue per unit. Revenues from United Parcel Service of America, one of KCSR's largest customers, declined slightly due to the International Brotherhood of Teamsters strike in August 1997; however, the strike's overall impact on KCSR's operating results and financial condition was not material. Intermodal traffic accounted for 8.8% of carload revenues in 1997 compared with 8.6% in 1996.

Certain segments of KCSR's freight traffic, especially intermodal, face highly price and service sensitive competition from trucks, although management believes recent improvements in railroad operating efficiencies are lessening the truckers' cost advantages. Trucks are not obligated to provide or to maintain rights of way and do not have to pay real estate taxes on their routes. In prior years, the trucking industry diverted a substantial amount of freight from the railroads as truck operators' efficiency over long distances increased. Because fuel costs constitute a larger percentage of the trucking industry's costs, declining fuel prices disproportionately benefit trucking operations as compared to railroad operations. Changing regulations, subsidized highway improvement programs and favorable labor regulations have improved the competitive position of trucks as an alternative mode of surface transportation for many commodities. In recent years, railroad industry management has sought avenues for improving its competitive positions and forged alliances with truck companies in order to move more traffic by rail and provide faster, safer and more efficient service to its customers. KCSR has streamlined its intermodal operations in the last few years, making its service competitive both in price and service with trucking, and has entered into agreements with several trucking companies for through train intermodal service between Dallas and Meridian. KCSR has increased its intermodal traffic through its connections with eastern railroads.

Other
KCSR's remaining freight business consists of scrap and slab steel, waste, military equipment and automobiles. Other revenues accounted for 3.8% of carload revenues during 1998, 4.2% during 1997, and 4.0% in 1996 with no material variances. During the year ended December 31, 1997, KCSR accepted only a minimal amount of diverted UP trains as a result of traffic congestion, resulting in approximately $3.9 million in revenue. Revenue from these diverted trains was recorded in other miscellaneous revenues, not in other carload revenues.


Costs and Expenses

The following table summarizes KCSR's operating expenses (dollars in millions):
                                                           1998           1997           1996
                                                       ---------       --------       --------
Salaries, wages and benefits                           $   168.9       $  173.6       $  173.2
Fuel                                                        31.9           34.7           32.3
Material and supplies                                       33.9           30.9           29.6
Car hire                                                     9.8            3.6            7.4
Purchased services                                          38.1           35.5           33.8
Casualties and insurance                                    27.0           21.4           23.1
Operating leases                                            56.5           56.8           40.1
Depreciation and amortization                               50.6           54.7           59.1
Restructuring, asset impairment and other charges             -           163.8             -
Other                                                       25.0           26.5           19.8
                                                       ---------       --------       --------
     Total                                             $   441.7       $  601.5       $  418.4
                                                       =========       ========       ========



General
For the year ended December 31, 1998, KCSR's costs and expenses increased $4.0 million compared with 1997, exclusive of restructuring, asset impairment and other charges recorded during fourth quarter 1997, primarily as a result of increased materials and supplies, car hire, purchased services, and casualties and insurance, largely offset by decreased salaries, wages and benefits, fuel costs and depreciation and amortization. Salaries, wages and benefits and depreciation and amortization expenses declined as expected primarily as a result of the restructuring, asset impairment and other charges as discussed in the "Results of Operations" above. Fuel costs decreased due to lower fuel prices somewhat offset by higher usage.

1998 KCSR variable operating expenses declined 1.5% as a percentage of revenues, exclusive of 1997 restructuring, asset impairment and other charges. This improvement relates to the increase in revenues and the continuation of management's cost control initiatives.

Exclusive of restructuring, asset impairment and other charges of $163.8 million in 1997, total costs and expenses would have increased only $19.3 million, or 4.6% over 1996, primarily as a result of increased fuel costs and operating lease expenses. Diesel fuel usage increased due to both an increase in ton miles and carloads, while fuel prices were essentially unchanged. Costs related to fixed equipment operating leases increased as a result of the Southern Capital transaction (note, however, that the Company records equity earnings from Southern Capital which partially mitigates this increase).

Overall, 1997 KCSR variable operating expenses, exclusive of restructuring, asset impairment and other charges, declined 2.9% as a percentage of revenues from 1996 indicative of a higher rate of growth for KCSR revenues than costs. The improved cost structure resulted from cost containment initiatives implemented by management. Improvements in variable expenses were somewhat offset by increases in fixed expenses, primarily related to lease expenses associated with Southern Capital in the fourth quarter of 1996, as discussed above.

Fuel
KCSR locomotive fuel usage represented 7.2% of KCSR operating expenses in 1998 ( 7.9% in 1997, exclusive of restructuring, asset impairment and other charges). 1998 fuel costs declined $2.8 million, or 8.1%, arising from a 15% decrease in average fuel cost per gallon (primarily due to market driven factors) partially offset by an increase in fuel usage of 9%.

Fuel  costs are  affected  by  traffic  levels,  efficiency  of  operations  and equipment, and petroleum market conditions. Control of fuel expenses is a constant concern of management, and fuel savings remains a top priority. To control fuel costs, based on favorable market conditions at the end of 1995, the Company entered into purchase commitments for approximately 50% of expected 1996 diesel fuel usage. As a result of increasing fuel prices during 1996, these commitments saved KCSR approximately $3.7 million. Due to higher fuel prices, minimal commitments were made for 1997. At the end of 1997, the Company entered into purchase commitments for approximately 27% of its expected 1998 diesel fuel usage, as well as hedge transactions (fuel swaps) for approximately 37% of its expected 1998 usage. As a result of fuel prices remaining below the committed price during 1998, these purchase commitments resulted in a higher cost of approximately $1.7 million. Additionally, the Company made payments of approximately $2.3 million relating to the fuel swap transactions as a result of actual fuel prices remaining lower than the swap price.

At December 31, 1998, the Company has entered into purchase commitments for approximately 32% of its expected 1999 usage. Further, the Company has entered into fuel swap transactions for approximately 16% of expected 1999 usage. See "Financial Instruments and Purchase Commitments" for further information.

Roadway Maintenance
Portions of roadway maintenance costs are capitalized and other portions expensed (as components of material and supplies, purchased services and other), as appropriate. Expenses aggregated $40, $47 and $51 million for 1998, 1997 and 1996, respectively. Maintenance and capital improvement programs are in conformity with the Federal Railroad Administration's track standards and are accounted for in accordance with applicable regulatory accounting rules. Management expects to continue to fund roadway maintenance expenditures with internally generated cash flows.

Car Hire
Expenses for car hire payable, net of receivables increased $6.2 million for the year ended December 31, 1998 compared to 1997. This increase in net expense results from a change in equipment utilization (i.e. as certain leases expire, KCSR is electing to use more foreign cars rather than renewing the lease and switching fixed payment leases to utilization leases), increased carloads, track congestion (primarily weather-related in third and fourth quarter) and decreased amounts of car hire receivable, primarily due to the easing of the UP congestion prevalent in 1997. A portion of the increased car hire costs were offset by a decrease in related operating lease expenses as a result of these changes in equipment utilization.

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

Casualties and Insurance
1998 casualties and insurance expense increased $5.6 million, or 26.2%, over 1997, primarily as a result of $3.7 million in higher derailment related costs experienced during the latter half of 1998, as well as an increase in personal injury related expenses. A primary objective of KCSR is to operate in the safest environment possible and efforts are ongoing to improve its safety experience.

Casualties and insurance expense declined $1.7 million, or 7.4% to $21.4 million for the year ended December 31, 1997 compared to $23.1 million in 1996. The reduction in casualties and insurance costs from 1996 resulted from lower derailment costs and reduced injuries, in part, caused by KCSR ongoing safety initiatives.

Depreciation and amortization
For the year ended December 31, 1998, KCSR depreciation and amortization expense declined $4.1 million, or 7.5%, to $50.6 million, primarily as a result of the reduction of amortization and depreciation expense of approximately $5.6 million arising from the impairment of goodwill and certain branch lines held for sale recorded during December 1997, the effect of which was not realized until 1998. See discussion above in "Results of Operations." This decline was partially offset by increased depreciation from property additions.

KCSR depreciation and amortization expense declined $4.4 million, or 7.4% to $54.7 million for the year ended December 31, 1997 from $59.1 million from the year ended December 31, 1996, primarily due to the transfer of assets to Southern Capital during the fourth quarter of 1996, offset by 1997 capital expenditures.


Operating Income and Operating Ratio
Exclusive of 1997 restructuring, asset impairment and other charges, KCSR's operating income increased $28.6 million, or 33.5%, to $113.9 million in 1998 from $85.3 million in 1997. This improved operating income, which was driven by increased revenues and the continued containment of operating expenses, resulted in a 1998 operating ratio of 79.9% compared with 83.4% in 1997 (exclusive of restructuring, asset impairment and other charges). The operating ratio is a common efficiency measurement among Class I railroads and management expects to maintain its operating ratio below 80%, despite its substantial use of lease financing for its locomotives and rolling stock.

Exclusive of the restructuring, asset impairment and other charges in 1997, operating income increased $6.0 million, or 8.1%, from 1996, reflecting the impact of KCSR's increased revenues and reduced costs. These improvements were reflected in an improved KCSR operating ratio of 83.4% for the year ended December 31, 1997, which is below the 84.5% operating ratio for 1996. This reflects the marked improvement made during the last six months of 1997 in which the average operating ratio was 79.3%, as a result of increased margins arising primarily from cost containment initiatives by management.


KCSR Interest
For the year ended December 31, 1998, interest expense decreased 6%, to $35.6 million from $37.9 million in 1997. This decrease primarily reflects the reduction in average debt balances during the year as a result of debt repayments.

Interest expense decreased $11.5 million, or 23.3%, to $37.9 million in 1997 from $49.4 million in 1996 due to a full year's impact of the debt reduction associated with the Southern Capital transaction.


Gateway Western
For the year ended December 31, 1998, Gateway Western contributed $4.1 million to the Company's net income, a $1.1 million increase ( 36.7%) over the $3.0 million contributed in 1997. Freight revenues increased $2.5 million to $45.2 million from $42.7 million in 1997, while operating expenses increased about $0.9 million to $36.1 million. These results helped lower Gateway Western's operating ratio to 79.9% for 1998 from 82.4% in 1997.

At December 31, 1996, while the Company awaited approval from the STB of KCSI's purchase, Gateway Western was accounted for under the equity method as a majority-owned unconsolidated subsidiary.


Unconsolidated Affiliates
During 1998 and 1997, the Transportation segment's unconsolidated affiliates were comprised primarily of Grupo TFM, Mexrail, and Southern Capital. The PCRC has yet to begin operations. During 1996, the two primary unconsolidated affiliates were Mexrail and Southern Capital.

For the year ended December 31, 1998, the Transportation segment recorded equity in net losses of $2.9 million from unconsolidated affiliates compared to equity in net losses of $9.7 million in 1997. The majority of this improvement relates to the operations of Grupo TFM. In 1998, equity in net losses related to Grupo TFM were $3.2 million compared to equity in net losses of $12.9 million in 1997 (for the period from June 23, 1997 to December 31, 1997). This improvement in Grupo TFM is primarily attributable to higher revenues and operating income, coupled with a higher tax benefit associated with the devaluation of the peso (on a U.S. GAAP accounting basis) and one-time impact of a $10 million bridge loan fee in 1997. Equity in net losses from Mexrail were $2.0 million in 1998 compared with equity in net earnings of $0.9 million in 1997. Tex Mex revenues increased during the first three quarters of 1998 as a result of the Emergency Service Order; however, expenses associated with accommodating the increase in traffic and congestion-related problems of the UP system offset this revenue growth. In 1998, equity in net earnings from Southern Capital was $2.0 million compared with $2.1 million in 1997.

For the year ended December 31, 1997, the Transportation segment recorded a loss of $9.7 million from unconsolidated affiliates compared to income of $1.5 million for 1996. In 1997, estimated losses of $12.9 million (from June 23, 1997, excluding interest) related to Grupo TFM were partially offset by equity in earnings from Southern Capital and Mexrail. Grupo TFM experienced higher than expected revenues during 1997 based on increased carloads, offset by higher operating expenses necessary to maintain expected customer service levels. Grupo TFM's results included a write-off of a bridge loan commitment fee during 1997 (of which the Company recorded $2.6 million as its proportionate share).

Grupo TFM
Similar to KCSR, Grupo TFM's subsidiary, TFM, derives its freight revenues from a wide variety of commodity movements, including chemical and petroleum, automotive, food and grain, manufacturing industry, metals, minerals and ores and intermodal. For the year ended December 31, 1998, revenues improved to $431.3 million from $206.4 million for the initial period of operations (June 23, 1997 - December 31, 1997) with average monthly revenues increasing approximately 8%. In addition, during 1998 Grupo TFM management was able to successfully implement cost reduction strategies while continuing to increase revenues, thus improving operating income. Most notably, salaries and wages declined due to headcount reductions while locomotive fuel expense decreased due to favorable fuel prices. Evidence of these improvements is reflected in TFM's 1998 operating ratio, which improved to 85.5% from approximately 94% for 1997. Grupo TFM management believes this trend will continue in 1999 as expenses are expected to continue to decline as a percentage of revenues through effective cost control measures and more efficient operations. As an example, salaries and wages are expected to decrease further during 1999 as TFM continues to improve its operating efficiency and reduce headcount.

Other Transportation-Related Affiliates and Holding Company Components
Other subsidiaries in the Transportation segment include:
*    Trans-Serve, Inc., an owner of a railroad wood tie treating facility;
* Pabtex (located in Port Arthur, Texas with deep water access to the Gulf of Mexico), an owner and operator of a bulk materials handling facility which stores and transfers coal and petroleum coke from trucks and rail cars to ships and barges primarily for export;
* Mid-South Microwave, Inc., which owns and leases a 1,600 mile industrial frequency microwave transmission system that is the primary communications facility used by KCSR;
* Rice-Carden Corporation and Tolmak, Inc., both owning and operating various industrial real estate and spur rail trackage contiguous to the KCSR right-of-way;
* Southern Development Company, the owner of the executive office building in downtown Kansas City, Missouri used by KCSI and KCSR;
* Wyandotte Garage Corporation, an owner and operator of a parking facility located in downtown Kansas City, Missouri used by KCSI and KCSR; and
* KCSL, a wholly-owned subsidiary of the Company, serving as a holding company for Transportation-related entities.

1998 contributions to net income from other Transportation-related affiliates and KCSL increased $10.0 million from 1997, primarily as a result of the asset impairment charges recorded during fourth quarter 1997 as discussed below. Exclusive of these charges, contributions to net income increased approximately $1.0 million.

During 1997, contributions to net income from other Transportation-related affiliates decreased $12.4 million, primarily as a result of $14.2 million of asset impairment charges recorded during fourth quarter 1997 relating to Pabtex and certain real estate. In addition, Pabtex continued to experience decreased revenues resulting from the loss of petroleum coke customers.


TRANSPORTATION  SEGMENT TRENDS and OUTLOOK
Assuming no major economic deterioration occurs in the region serviced by the Company's Transportation segment, management expects the NAFTA Railway to continue to have an attractive service offering for shippers. KCSR and Gateway Western 1999 carloads and revenues are expected to increase over 1998 levels and management expects to realize continued benefits from traffic with Mexico and the KCSR/CN/IC alliance. Variable costs are expected to continue at levels proportionate with revenues, assuming continued success of cost containment efforts.

The Company expects to record equity in net earnings from its investment in Grupo TFM during 1999. Initial projections did not anticipate recording equity in net earnings until 2000. Revenues have continued to grow since inception (June 23, 1997) and are expected to continue to grow during 1999. Costs were reduced significantly during 1998 compared to 1997 levels, resulting in higher operating profit. The anticipated equity in net earnings of Grupo TFM for 1999 will be offset by interest expense associated with the debt related to the Company's investment in Grupo TFM, which is expected to result in an overall net loss related to the Company's investment in Grupo TFM. These expected results for Grupo TFM are based on current projections on the valuation of the peso for 1999. Management does not make any assurances as to the impact that a change in the value of the peso will have on the results of Grupo TFM. See "Foreign Exchange Matters" below and Item 7(A), Quantitative and Qualitative Disclosures About Market Risk, of this Form 10-K for further information. Management also expects to record equity in net earnings from its Southern Capital and Mexrail investments during 1999. Similar to Grupo TFM, Mexrail's expected equity earnings are expected to be offset by interest expense and amortization and result in a slight overall net loss related to the Company's investment in Mexrail.

FINANCIAL SERVICES

The Financial Services segment ("Financial Services") contributed $152.2 million to the Company's consolidated earnings in 1998 versus $118.0 million in 1997. Exclusive of the one-time items recorded in both years as discussed in the "Results of Operations" section above, earnings were $36.6 million (27%) higher than 1997. Revenues increased $185.7 million, or 38%, over 1997, leading to higher operating income. While operating income increased, efforts to ensure an adequate infrastructure to provide for consistent, reliable and accurate service to investors caused a decrease in operating margins in 1998, from 45% for the year ended December 31, 1997 to 42% for 1998. Total assets under management increased $41.9 billion (59%) during 1998, reaching $113.5 billion at December 31, 1998. Janus and Berger shareowner accounts exceeded three million as of December 31, 1998, a 12% increase over 1997.

Financial Services contributed $118.0 million to the Company's consolidated results in 1997, a $16.6 million decline from 1996. Exclusive of certain one-time items in both years as discussed in "Results of Operations" above, however, earnings improved 54%. Revenues increased $155.5 million over 1996, leading to higher operating income and improved operating margins. Operating margins increased from 40% for the year ended December 31, 1996 to 45% for 1997. Assets under management increased 42% during 1997, reaching $71.6 billion at December 31, 1997. Further, Janus and Berger shareowner accounts neared 2.7 million as of December 31, 1997.


The following table highlights key information:
                                                    1998                1997                 1996
Assets Under Management (in billions):

  JANUS
     Janus Investment Funds (i)                    $   75.9            $   47.5             $  33.2
     Janus Aspen Series (ii)                            6.2                 3.3                 1.4
     Janus World Funds (iii)                            0.1                 -                   -
     Janus Money Market Funds                           4.8                 3.8                 2.5
     Subadvised and private accounts                   21.3                13.2                 9.6
                                                -------------       --------------       -------------

       Total Janus                                    108.3                67.8                46.7
                                                -------------       --------------       -------------

  BERGER
     Berger No-Load Funds                               3.3                 3.3                 3.2
     Subadvised and private accounts                    0.7                 0.5                 0.4
                                                -------------       --------------       -------------

       Total Berger                                     4.0                 3.8                 3.6
                                                -------------       --------------       -------------

  NELSON                                                1.2                 -                   -
                                                -------------       --------------       -------------

  Total Assets Under Management                    $  113.5            $   71.6             $  50.3
                                                =============       ==============       =============

(i)  Excludes money market funds
(ii) The Janus Aspen Series consists of eleven portfolios offered through variable annuity and variable life insurance contracts, and certain qualified pension plans
(iii)Janus World Funds PLC is a group of Ireland-domiciled funds introduced in December 1998.

                                                  1998                1997                 1996
Operating Results (in millions):
Revenues:
     Janus                                       $  626.2            $  450.1             $ 295.3
     Berger                                          33.5                34.9                34.6
     Other                                           11.1                 0.1                (0.3)
                                              -------------       --------------       -------------
       Total                                     $  670.8            $  485.1             $ 329.6
                                              =============       ==============       =============

Operating Income (Loss):
     Janus                                       $  294.1            $  224.4             $ 136.6
     Berger                                           0.4               (14.3)                5.7
     Other                                          (13.9)              (10.9)              (10.5)
                                              -------------       --------------       ------------
       Total                                     $  280.6            $  199.2             $ 131.8
                                              =============       ==============       =============

Net Income (Loss):
     Janus                                       $  161.4            $  117.7             $  70.3
     Berger                                          (3.2)              (17.8)               (1.2)
     Other                                           (6.0)               18.1                65.5
                                              -------------       --------------       ------------
       Total                                     $  152.2            $  118.0             $ 134.6
                                              =============       ==============       =============


Increases in Financial Services revenue and operating income are a direct result of growth in assets under management. Assets under management and shareholder accounts have grown in recent years from a combination of new money investments (i.e., fund sales) and market appreciation. Fund sales have risen in response to marketing efforts, favorable fund performance, introduction and market reception of new products, and the current popularity of no-load mutual funds. Market appreciation has resulted from increases in investment values.

Following is a detailed discussion of the operating results of the primary subsidiaries comprising the Financial Services segment.


Janus Capital Corporation

1998

In 1998, assets under management increased 59.7% to $108.3 billion as a result of net sales of $13.4 billion and $27.1 billion in market appreciation. Approximately $87.0 billion was invested in the Janus Investment Funds (including money market funds), the Janus Aspen Series and the Janus World Funds, with the remainder held by sub-advised and private accounts. Equity portfolios comprised 94% of total assets under management at December 31, 1998.

Excluding money market funds, 1998 net sales of the Janus Investment Funds, Janus Aspen Series and Janus World Funds were $11.3 billion and net sales of sub-advised and private accounts totaled $1.6 billion. Total Janus shareowner accounts increased 353,000, or 15%, to 2.7 million.

Janus' revenues, derived largely from fees based upon a percent of assets under management, increased $176.0 million (39%) to $626.2 million in 1998, driven by the significant growth in assets under management year to year.

Exclusive of $2.7 and $2.2 million in amortization costs attributed to Janus in 1998 and 1997, respectively, operating expenses increased 47% from $223.5 million in 1997 to $329.4 million in 1998. This increase reflects the significant growth in assets under management and revenues, as well as Janus' efforts to develop its infrastructure to ensure consistent quality of service. Approximately 47% of Janus' 1998 operating expenses were variable (e.g., incentive compensation, mutual fund supermarket fees, etc.), 19% were discretionary (principally marketing, pension plan contributions, etc.) and the remainder fixed.

A brief discussion of key expense increases follows:

o Employee compensation and benefits increased $45 million, or 40%, in 1998 compared to 1997 due to an increased number of employees (including senior investment management, marketing and administration employees, as well as additional shareholder servicing and technology support personnel) and incentive compensation. Incentive compensation increased principally due to growth in assets under management combined with strong investment performance. In particular, portfolio management incentive compensation -- formulated to reward top investment performance -- approached its highest possible rate in 1998 as a result of more than 93% of assets under management ending 1998 in the top quartile of investment performance compared to their respective peer groups (as defined pursuant to compensation agreements).

o Alliance and mutual fund supermarket fees increased 65% in 1998 to $62.3 million. This increase was principally due to an increase in assets under management being distributed through these channels, from $19.0 billion at December 31, 1997 to $32.3 billion at December 31, 1998.

o Marketing, promotional and advertising expenditures increased $17.5 million during 1998 to capitalize on generally favorable market conditions, to respond to market volatility and to continue establishing the Janus brand.

o Depreciation and amortization increased $2.3 million in 1998 compared to 1997 due to increased infrastructure spending as discussed below.

1997

Assets under management increased 45% during 1997 to $67.8 billion as a result of net fund sales of $10.7 billion and market appreciation of $10.4 billion. Approximately $54.6 billion was invested in the Janus Investment Funds and the Janus Aspen Series, with the remainder held by sub-advised and private accounts. Equity portfolios comprised 92% of total assets under management at December 31, 1997. Total shareowner accounts grew 10% during 1997 to 2.4 million.

Driven by the increase in assets under management from 1996 to 1997, Janus revenues improved 52% during 1997. Additionally, as a result of a slower rate of growth in expenses compared to revenues during 1997, operating margins improved to 50% versus 46% in 1996. Approximately 43% of Janus' 1997 operating expenses consisted of variable costs, 18% were discretionary and the remainder represented fixed costs. The following discussion highlights changes in key expense categories.

o Salaries and wages increased year to year, primarily from a higher number of employees in 1997 compared to 1996 and variable compensation tied to investment and financial performance.

o Alliance and mutual fund supermarket fees were higher in 1997 as a result of a greater amount of assets being distributed through these channels -- approximately 28% of Janus' December 31, 1997 assets under management were generated through these distribution arrangements compared to 23% as of December 31, 1996.

General

The 60% and 45% increases in assets under management in 1998 and 1997, respectively, are attributable to several factors including, among others: (i) strong securities markets, particularly equities; (ii) strong investment performance across all of Janus' products; (iii) strategic marketing and public relations; (iv) effective use of third party distribution channels for both retail and sub-advised products; and (v) a strong brand awareness.

During December 1998, Janus introduced the Janus World Funds PLC ("Janus World"), a group of offshore multiclass funds modeled after certain of the Janus Investment Funds and domiciled in Dublin, Ireland. There are currently seven investment portfolios offered for sale, including two equity portfolios, three fixed income portfolios, a balanced portfolio and a money market portfolio. Total assets at December 31, 1998 were $66 million. More than 80% of sales were made into the funds' class B shares, which require Janus to advance sales commissions to various financial intermediaries. Payment of these commissions, although currently minor in relation to Janus' investment holdings, may impact future liquidity and cash resources.

Janus introduced the following domestic funds during the three year period ended December 31, 1998:
o 1998 - Janus Global Technology Fund; Janus Global Life Sciences Fund; Janus Aspen Growth and Income Portfolio
o 1997 - Janus Aspen Capital Appreciation Portfolio; Janus Aspen Equity Income Portfolio
o 1996 - Janus Aspen High Yield Portfolio; Janus Equity Income Fund; Janus Special Situations Fund

In 1998 and 1997, Janus spent $41 and $11 million, respectively, on its infrastructure to ensure uninterrupted service to shareholders; to provide up-to-the-minute investment and securities trading data; to improve operating efficiency; to integrate information systems; and to obtain additional physical
space  for  expansion.   These  efforts  produced,  among  other  things:
o an enterprise-wide reporting system, producing more efficient and timely management reporting and allowing full integration of portfolio management, human resources, budgeting and financial systems;
o a second investor service and data center opened in Austin, Texas in 1998, including redundant data and telephone connections to allow the facility to operate in the event that Denver facilities and personnel become unavailable;
o an upgrade of Janus' web site, providing shareholders the opportunity to customize their personal Janus home page and to process most transactions on-line; and
o improvements of physical facilities, producing a more efficient workspace and allowing Janus to accommodate additional growth and technology.


Berger Associates, Inc.

1998

Berger reported 1998 net earnings of $3.9 million compared to $4.3 million in 1997, exclusive of interest and amortization charges attributed to Berger in both years and the 1997 one-time charges discussed in "Results of Operations" above. Including the interest and amortization charges in both years, Berger reported a net loss of $3.2 million in 1998 versus a loss of $3.5 million in 1997 (exclusive of the 1997 one-time charges). Total assets under management held by the Berger Complex of funds increased to $4.0 billion as of December 31, 1998, a 5% increase over comparable 1997. This increase was attributable to market appreciation of $0.9 billion, largely offset by net redemptions of $0.7 billion. While total Berger shareowner accounts decreased approximately 13% during 1998, primarily within the Berger 100 Fund, the number of accounts in the funds introduced during 1997 and 1998 increased 88% year to year. These fluctuations in shareholder accounts generally are indicative of recent performance compared to peer groups.

As a result of fluctuations in the level of assets under management throughout 1998, revenues decreased approximately 4% in 1998 from 1997. Berger's 1998 operating expenses were essentially even with 1997. While reductions in marketing costs resulted from a more targeted advertising program, these savings were offset by higher salaries and wages resulting from an increased average number of employees during 1998 versus 1997. Amortization expense attributed to Berger was lower in 1998 due to reduced goodwill from the 1997 impairment discussed previously.

Berger recorded $1.5 million in equity earnings from its joint venture investment, BBOI, for the year ended December 31, 1998 compared to $0.6 million in 1997. This increase reflects continued growth in BBOI assets under management, which totaled $522 million at December 31, 1998 versus $161 million at December 31, 1997.

1997

Berger reported net earnings of $4.3 million in 1997 compared to $5.2 million in 1996, excluding interest and amortization charges attributed to Berger in both years and the one-time 1997 charges. Including interest and amortization, Berger reported net losses of $3.5 and $1.2 million in 1997 and 1996, respectively. Assets under management increased to $3.8 billion at December 31, 1997 from $3.6 billion at December 31, 1996. Shareholder accounts declined 16% from 1996, totaling 317,400 at December 31, 1997. This decrease generally reflects shareholder reaction to below-peer performance by certain of the larger funds.

Due to higher average assets under management during 1997, Berger experienced a slight increase in revenues year to year. Operating costs, however, increased more than revenues thereby resulting in a higher net loss than prior year. Higher expenses (e.g., consulting fees and advertising) reflected Berger's efforts to enhance product awareness and acceptance. Additionally, during 1997, the Company increased its ownership in Berger to 100% through several transactions by Berger and the Company. The Company recorded approximately $17.8 million in goodwill as a result of these transactions. Accordingly, amortization expense was higher in 1997 than in 1996.

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

General

During 1998 and 1997, Berger introduced five new equity funds: the Berger Mid Cap Value Fund; the Berger Small Cap Value Fund; the Berger Balanced Fund; the Berger Mid Cap Growth Fund; and the Berger Select Fund. These funds held approximately $493 million of assets under management at December 31, 1998, more than three times the $155 million at December 31, 1997.

While the core Berger Funds (i.e., those introduced prior to 1997) experienced declines in assets under management during 1998 and 1997, the newer Berger offerings, as noted above, reported a growth in assets. Berger made certain changes in the portfolio management of these core equity funds during 1998 and 1997 and believes these changes improve Berger's opportunity for growth in the future.

At December 31, 1998 and 1997, approximately 27.6% and 26.3%, respectively, of Berger's total assets under management were generated through mutual fund "supermarkets."


Other Financial Services-Related Affiliates and Holding Company Components

Nelson Money Managers plc

As noted in the  "Results of  Operation"  section  above,  the Company  acquired
Nelson in April 1998. Nelson contributed $0.6 million to consolidated earnings in 1998, exclusive of charges attributed to Nelson relating to the amortization of intangibles recorded in connection with the acquisition. Including the amortization costs, Nelson reported a net loss of $0.7 million for the period from acquisition to December 31, 1998. Nelson revenues -- $11.1 million for the period from acquisition to year end 1998 -- are earned based on a percentage of funds under management, together with a fee on the client's initial investment. Operating expenses, exclusive of amortization of intangibles, totaled $9.9 million. The intangible amounts associated with the acquisition of Nelson are being amortized over a 20 year period.


Equity in Earnings of DST

Exclusive of the one-time fourth quarter merger-related charges resulting from the DST and USCS merger, equity earnings from DST increased $6.3 million to $30.6 million for the year ended December 31, 1998. This improvement over 1997 was attributable to revenue growth resulting from a 10.7% increase in mutual fund shareowner accounts serviced (reaching 49.8 million at December 31, 1998), improved international operating results and higher operating margins year to year (15.1% versus 14.2% in 1997).

As discussed in the "Recent Developments" section above, fourth quarter and year ended 1998 include a one-time $23.2 million (after-tax, $0.21 per share) non-cash charge resulting from the merger of a wholly-owned subsidiary of DST and USCS. This charge reflects the Company's reduced ownership of DST (from 41% to approximately 32%), together with the Company's proportionate share of DST and USCS fourth quarter merger-related costs.

Equity in net earnings of DST for the year ended December 31, 1997 totaled $24.3 million. Exclusive of the 1996 one-time gain on the Continuum merger discussed in "Results of Operations" above, equity earnings from DST increased 48% year to year. This increase in DST earnings reflects an increase in 1997 DST revenues compared to 1996 (improvements in both domestic and international revenues) and improved operating margins in 1997 (14.2% versus 9.8% in 1996).


Interest Expense and Other, net

Fluctuations in interest expense from 1996 through 1998 reflect changes in the average debt balances during the respective years. In 1998, average debt balances were lower than 1997 as repayments reduced outstanding balances early in 1998; accordingly, 1998 interest expense declined from 1997. Interest expense in 1997 was higher than 1996 as a result of borrowings in connection with KCSI common stock repurchases. All of the indebtedness incurred to repurchase KCSI common stock was allocated to the Financial Services segment.

Other, net increased in 1998 versus 1997 as a result of an $8.8 million (pretax) gain on the sale of Janus' 50% interest in IDEX Management, Inc. ("IDEX"). Janus continues as sub-advisor to the five portfolios in the IDEX group of mutual funds it served prior to the sale. This gain was partially offset by reduced 1998 other income recorded at the Financial Services holding company level relating to a sales agreement with a former affiliate. The change in other, net between 1997 and 1996 was not material.


FINANCIAL SERVICES TRENDS and OUTLOOK

Future growth of the Company's Financial Services revenues and operating income will be largely dependent on prevailing financial market conditions, relative performance of Janus, Berger and Nelson products, introduction and market reception of new products, as well as other factors, including changes in the stock and bond markets, increases in the rate of return of alternative investments, increasing competition as the number of mutual funds continues to grow, and changes in marketing and distribution channels.

As a result of the rapid revenue growth during the last two years, operating margins for the Financial Services segment have been strong. Management expects that Financial Services will experience margin pressures in the future as the various subsidiaries strive to ensure that the operational and administrative infrastructure continues to meet the high standards of quality and service historically provided to investors. Additionally, a higher rate of growth in costs compared to revenues is expected in connection with Nelson's efforts to expand its operations.

The Company expects to continue to participate in the earnings or losses from its DST investment.


LIQUIDITY

Summary cash flow data is as follows (in millions):
                                                  1998              1997             1996
                                               -----------      -----------       -----------
Cash flows provided by (used for):
     Operating activities                      $     222.8      $     233.8       $     121.0
     Investing activities                           (154.6)          (409.3)             20.9
     Financing activities                            (74.5)           186.1            (150.8)
                                               -----------      -----------       -----------
Net increase (decrease) in
  cash and equivalents                                (6.3)            10.6              (8.9)
Cash and equivalents at beginning of year             33.5             22.9              31.8
                                               -----------      -----------       -----------

Cash and equivalents at end of year            $      27.2      $      33.5       $      22.9
                                               ===========      ===========       ===========


Operating Cash Flows. The Company's cash flow from operations has historically been positive and sufficient to fund operations, KCSR roadway capital improvements, other capital improvements and debt service. External sources of cash -- principally negotiated bank debt, public debt and sales of investments -- have typically been used to fund acquisitions, new investments, equipment additions and Company stock repurchases.

The following table summarizes consolidated operating cash flow information. Certain reclassifications have been made to prior years' information to conform to current year presentation.

(in millions):
                                                       1998                1997               1996
                                                   -----------         -----------         -----------
     Net income (loss)                             $     190.2         $     (14.1)        $     150.9
     Depreciation and amortization                        73.5                75.2                76.1
     Equity in undistributed earnings                    (16.8)              (15.0)              (66.4)
     Reduction in ownership of DST                        29.7                 -                   -
     Restructuring, asset impairment and
       other charges                                       -                 196.4                 -
     Deferred income taxes                                23.2               (16.6)               18.6
     Gains on sales of assets                            (20.2)               (6.9)               (2.6)
     Minority interest in consolidated earnings            0.6                12.0                 5.2
     Change in working capital items                     (59.5)               (7.4)              (74.2)
     Other                                                 2.1                10.2                13.4
                                                   -----------         -----------         -----------
         Net operating cash flow                   $     222.8         $     233.8         $     121.0
                                                   ===========         ===========         ===========


1998 operating cash flows decreased by approximately $11.0 million from 1997. This decrease was largely attributable to the first quarter 1998 KCSR payment with respect to the productivity fund liability, lower interest payable as a result of reduced indebtedness during 1998 and declines in contract allowances and prepaid freight charges due other railroads. Also, due to quarterly dividend payments by Janus in 1998 (in contrast to annual dividends in previous years), minority interest in consolidated earnings did not increase as it did in 1997. These decreases in operating cash flows from year to year were offset by higher ongoing earnings (approximately $69 million) and increased deferred tax expense (due to benefits booked in 1997 in connection with restructuring, asset impairment and other charges).

Operating cash flows for the year ended December 31, 1997 nearly doubled when compared to the prior year, primarily because of the 1996 payment of approximately $74 million in federal and state income taxes resulting from the taxable gains associated with the DST public stock offering completed in November 1995. Also, exclusive of the restructuring, asset impairment and other charges recorded in fourth quarter 1997, the one-time Continuum gain in 1996 and equity earnings from unconsolidated affiliates for both years, earnings were approximately $44.0 million higher in 1997 than 1996.


Investing Cash Flows. Cash was used for the following investing activities: i) property acquisitions of $105, $83, and $144 million in 1998, 1997, and 1996, respectively; and ii) investments in and loans with affiliates of $25, $304, and $42 million in 1998, 1997 and 1996, respectively. Included in the 1997 investments in affiliates was the Company's approximate $298 million capital contribution to Grupo TFM.

Due to growth throughout the 1996 to 1998 period, Janus had invested an additional $43, $35 and $39 million in short-term investments representing invested cash at December 31, 1998, 1997 and 1996, respectively. Also, cash received during 1996 in connection with the Southern Capital joint venture formation and associated transactions (approximately $217 million, after consideration of related income taxes) is included as proceeds from disposal of property and from disposal of other investments based on the underlying assets contributed/sold to Southern Capital.

Generally, operating cash flows and borrowings under lines of credit have been used to finance property acquisitions and investments in and loans with affiliates during the period from 1996 to 1998.


Financing Cash Flows. Financing cash flows include: (i) borrowings of $152, $340, and $234 million in 1998, 1997 and 1996, respectively; (ii) repayment of indebtedness in the amounts of $239, $110 and $233 million in 1998, 1997 and 1996, respectively; (iii) proceeds from stock plans of $30, $27 and $15 million in 1998, 1997 and 1996, respectively; and (iv) cash dividends of $18, $15 and $15 million in 1998, 1997 and 1996, respectively.

During 1998, proceeds from borrowings under existing lines of credit were used to repay $100 million of 5.75% Notes which were due on July 1, 1998. Other 1998 borrowings were used to fund the KCSR union productivity fund termination ($23 million), for a portion of the Nelson acquisition ($24 million) and for working capital purposes ($5 million). 1997 debt proceeds were used to fund the $298 million Grupo TFM capital contribution, repurchase Company common stock ($39 million) and for additional investment in Berger ($3 million). Proceeds from the issuance of debt in 1996 were used for stock repurchases ($151 million), additional investment in Berger ($24 million) and for working capital purposes ($59 million, including payments of federal and state income taxes associated with the DST public offering).

During 1998, repayments of scheduled maturities (except for the $100 million 5.75% Notes discussed above) and outstanding lines of credit were funded through operating cash flows. In 1997, operating cash flows were used to reduce amounts outstanding under the Company's lines of credit. In 1996, proceeds (approximately $217 million, after consideration of income taxes) received in connection with the Southern Capital joint venture formation and associated transactions were used to repay outstanding amounts under the Company's lines of credit.

Repurchases of Company common stock during 1997 ($50 million) and 1996 ($151 million) were funded with borrowings under existing lines of credit (as noted above), proceeds received from the DST public offering and repayment by DST of indebtedness to KCSI, and the $150 million dividend from DST in 1995.

See discussion under "Financial Instruments and Purchase Commitments" for information relative to certain anticipated 1999 cash expenditures. Also see information under "Minority Purchase Agreements" for information relative to other existing contingencies.


CAPITAL STRUCTURE

Capital Requirements. The Company has traditionally funded KCSR capital expenditures using Equipment Trust Certificates for major purchases of locomotive and rolling stock, while using internally generated cash flows or leasing for other equipment. Capital improvements for KCSR roadway track structure have historically been funded with cash flows from operations. KCSR has, however, increasingly used lease financing alternatives for its locomotive and rolling stock. Capital requirements for Janus, Berger, Nelson, and holding company and other subsidiaries have been funded with cash flows from operations and negotiated term financing. The Company has the ability to finance railroad equipment through its Southern Capital joint venture.

Capital programs from 1996 to 1998 were primarily financed through internally generated cash flows. These internally generated cash flows were used to finance KCSR capital expenditures in 1998 ($65 million), 1997 ($68 million) and 1996 ($135 million). The same source used for funding the Company's 1998 capital programs are expected to be used in funding 1999 capital programs, currently estimated at $123 million.

During 1998, Janus opened a new facility in Austin, Texas as an Investor Service and Processing Center for transfer agent operations, allowing for continuous service in the event the Denver facility is unavailable. Also, in 1998 and 1997, Janus upgraded and expanded its information technology and facilities infrastructure. These efforts were generally funded with existing cash flows.

Capital.  Components of capital are shown as follows (in millions):
                                                              1998              1997             1996
                                                           ----------       -----------       -----------
     Debt due within one year                              $     10.7       $     110.7       $       7.6
     Long-term debt                                             825.6             805.9             637.5
                                                           ----------       -----------       -----------
         Total debt                                             836.3             916.6             645.1

     Stockholders' equity                                       931.2             698.3             715.7
                                                           ----------       -----------       -----------
     Total debt plus equity                                $  1,767.5       $   1,614.9       $   1,360.8
                                                           ==========       ===========       ===========

     Total debt as a percent of total debt plus equity           47.3%             56.8%             47.4%
                                                           ----------       -----------       -----------


At December 31, 1998, the Company's consolidated debt ratio (total debt as a percent of total debt plus equity) decreased 9.5 percentage points to 47.3% compared to December 31, 1997. Total debt decreased $80.3 million as repayments exceeded borrowings. Stockholder's equity increased $232.9 million primarily as a result of $190.2 million in earnings, $24.1 million in non-cash equity adjustments related to unrealized gains (net of tax) on "available for sale" securities and stock options exercised of approximately $33.5 million, partially offset by dividends paid of $17.8 million. This increase in stockholders' equity coupled with the decrease in debt resulted in the decrease in the debt ratio from December 31, 1997.

Management anticipates that the debt ratio will decrease during 1999 as a result of continued debt repayments and profitable operations. Note, however, that unrealized gains on "available for sale"
securities, which are included net of deferred taxes as accumulated other comprehensive income in stockholders' equity, are contingent on market
conditions  and  thus,  are  subject  to  significant   fluctuations  in  value.
Significant declines in the value of these securities would negatively impact stockholders' equity and increase the Company's debt ratio.

The Company's consolidated debt ratio increased by 9.4 percentage points from December 31, 1996 to December 31, 1997. Total debt increased $271.5 million during 1997, primarily as a result of borrowings to fund the Company's investment in Grupo TFM and common stock repurchases, partially offset by repayments on outstanding lines of credit. Stockholders' equity decreased by $17.4 million, reflecting the Company's net loss for 1997 and essentially offsetting capital stock transactions (e.g., issuances of common stock, common stock repurchases, non-cash equity adjustments related to unrealized gains, etc.). The combination of increased debt and reduced equity resulted in a higher consolidated debt ratio in 1997 than 1996.


Debt Securities Registration and Offerings. The U.S. Securities and Exchange Commission declared the Company's Registration Statement on Form S-3 (File No. 33-69648) effective April 22, 1996, registering $500 million in securities. However, no securities have been issued. The securities may be offered in the form of Common Stock, New Series Preferred Stock $1 par value, Convertible Debt Securities or other Debt Securities (collectively, "the Securities"). It is expected that any net proceeds from the sale of the Securities would be added to the general funds of the Company and used principally for general corporate purposes, including working capital, capital expenditures, and acquisitions of or investments in businesses and assets.


KCSI Credit Agreements. On May 5, 1995, the Company established a credit agreement in the amount of $400 million, comprised of a $300 million five-year facility and a $100 million 364-day facility. The $300 million facility was renewed in May 1997, extending through May 2002, while the $100 million facility is expected to be renewed annually. Proceeds of these facilities have been and are anticipated to be used for general corporate purposes. The agreements contain a facility fee ranging from .07-.25% per annum and interest rates below prime. Additionally, in May 1998, the Company established a $100 million 364-day credit agreement assumable by the Financial Services segment for its use upon separation of the Company's two segments. This facility is expected to be renewed annually and proceeds of this facility have been and are anticipated to be used to repay Company debt and for general corporate purposes. This agreement contains a facility fee of .15% and interest rates below prime. The Company also has various other lines of credit totaling $106 million. These additional lines, which are available for general corporate purposes, have interest rates below prime and terms of less than one year. At December 31, 1998, the Company had borrowings of $343 million under its various lines of credit leaving $263 million available for use, subject to any limitations within existing financial covenants.

As discussed earlier, the Company funded its proportionate amount (approximately $298 million) of the TFM purchase price payment made by Grupo TFM to the Mexican Government using borrowings under its lines of credit.


Minority Purchase Agreements. Agreements between KCSI and certain Janus minority owners contain, among other provisions, mandatory stock purchase provisions whereby under certain circumstances, KCSI would be required to purchase the minority interest of Janus. If all of the provisions of the Janus minority owner agreements became effective, KCSI would be required to purchase the respective minority interests at a cost estimated to be approximately $456 million as of December 31, 1998, compared to $337 and $220 million at December 31, 1997 and 1996, respectively. Management is currently exploring various financing alternatives available in the event this would be required.

Overall Liquidity. The Company believes it has adequate resources available - including sufficient lines of credit (within the financial covenants referred to below), businesses which have historically been positive cash flow generators, and the $500 million Shelf Registration Statement - to meet anticipated operating, capital and debt service requirements and other commitments. As discussed earlier, there exists a possible capital call if certain Grupo TFM benchmarks are not met.

During the 1996 to 1998 period, the Company continued to strengthen its strategic positions in the Transportation and Financial Services businesses. The Southern Capital joint venture transactions, which resulted in repayment of the majority of borrowings then outstanding under the Company's lines of credit, provided the Company with flexibility as to future financing requirements (e.g., the 1997 investment in Grupo TFM). Additionally, based on DST's stated dividend policy, the Company does not anticipate receiving any dividends from DST in the foreseeable future. Furthermore, based on the current debt structure of Grupo TFM, the Company does not anticipate receiving any dividends from Grupo TFM in the foreseeable future.

The Company's cash management approach generally reflects efforts to minimize cash balances. Cash not required for immediate operating or investing activities will be utilized to repay indebtedness under lines of credit. This approach is used to help mitigate the Company's floating-rate debt exposure to fluctuations in interest rates.

The  Company's  credit  agreements  contain,  among  other  provisions,  various financial covenants. The Company was in compliance with these various provisions, including the financial covenants, as of December 31, 1998. Because of certain financial covenants contained in the credit agreements, however, maximum utilization of the Company's available lines of credit may be restricted.

As discussed above in the "Recent Developments", the Company has the option to purchase a portion of the Mexican Government's 20% interest in TFM at a discount. Management is currently exploring various financing alternatives available to fund this transaction in the event it elects to exercise this option.

As discussed in the "Results of Operations" above, TMM and the Company could be required to purchase the Mexican Government's interest in TFM in proportion to each partner's respective ownership interest in Grupo TFM (without regard to the Mexican Government's interest in Grupo TFM); however, this provision is not exercisable prior to October 31, 2003. Also, the Mexican Government's interest in Grupo TFM may be called by TMM and the Company, exercisable at the original amount (in U.S. dollars) paid by the Government plus interest based on one-year U.S. Treasury securities.

Pursuant to contractual agreement, Janus is required to distribute at least 90% of its net income to its shareholders each year. The Company uses its portion of these dividends in accordance with its strategic plans, which have included, among others, repayment of KCSI indebtedness, repurchase of Company common stock and investments in affiliates. Additionally, Janus' agreement with the Janus World group of offshore funds includes an arrangement by which investors purchases of Janus World class B shares require a commission to be advanced by Janus. Although advanced commissions were not material to the December 31, 1998 consolidated financial statements, required funding could become significant in future years.

As discussed in the "Recent Developments" above, the Company announced a planned separation of its Transportation and Financial Services businesses. The Company is pursuing this separation subject to receipt of a favorable tax ruling from the IRS and other relevant factors. The Company is currently investigating the potential impact of the proposed transaction on the liquidity and capital structure of the Company and expects that this impact will be material.

OTHER

Year 2000. The Year 2000 discussion below contains forward-looking statements, including those concerning the Company's plans and expected completion dates, cost estimates, assessments of Year 2000 readiness for the Company as well as for third parties, and the potential risks of any failure on the part of the Company or third parties to be Year 2000 ready on a timely basis. Forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ from those projected. See the "Overview" section for additional information.

While the Company continues to evaluate and pursue discussions with its various customers, partners and vendors with respect to their preparedness for Year 2000 issues, no assurance can be made that all such parties will be Year 2000 ready. While the Company cannot fully determine its impact, the inability to complete Year 2000 readiness for its computer systems could result in significant difficulties in processing and completing fundamental transactions. In such events, the Company's results of operations, financial position and cash flows could be materially adversely affected.

Many existing computer programs and microprocessors that use only two digits (rather than four) to identify a year could fail or create erroneous results with respect to dates after December 31, 1999 if not corrected to read all four digits. This computer program flaw is expected to affect all companies and organizations, either directly (through a company's own computer programs or systems that use computer programs, such as telephone systems) or indirectly (through customers and vendors of the company).

These Year 2000 related issues are of particular importance to the Company. The Company depends upon its computer and other systems and the computers and other systems of third parties to conduct and manage the Company's Transportation and Financial Services businesses. Additionally, the Company's products and services are heavily dependent upon using accurate dates in order to function properly. These Year 2000 related issues may also adversely affect the operations and financial performance of one or more of the Company's customers and suppliers. As a result, the failure of the Company's computer and other systems, products or services, the computer systems and other systems upon which the Company depends, or the Company's customers or suppliers to be Year 2000 ready could have a material adverse impact on the Company's results of operations, financial position and cash flows. The Company is unable to assess the extent or duration of that impact at this time, but they could be substantial.

In 1997, the Company and its key subsidiaries formed project teams comprised of employees and third party consultants to identify and resolve the numerous issues surrounding the Year 2000. The project teams, which are supervised by members of senior management, regularly report their progress toward remediating Year 2000 issues to management and the Company's Board of Directors. The areas in which the project teams are focusing most of their efforts are information technology ("IT") systems, non-IT systems, and third party issues. The project teams also provide comprehensive corporate tracking, coordination and monitoring of all Year 2000 activities. As part of resolving any potential Year 2000 issues, the Company expects to: identify all computer systems, products, services and other systems (including systems provided by third parties) that must be modified; evaluate the alternatives available to make any identified systems, products or services Year 2000 ready (including modification, replacement or abandonment); complete the modifications and/or replacement of identified systems; and conduct adequate testing of the systems, products and services, including testing of certain key systems used by various North
American railroads and interoperability testing with clients and key organizations in the financial services industry.


The following provides a summary of each area and the progress toward identifying and resolving Year 2000 issues:

     IT Systems. In the Transportation segment, all IT systems, including mission critical systems and non-critical systems have been analyzed and are in the process of being modified and tested for Year 2000 readiness. To date, management believes that approximately 99% of the necessary remediation and 94% of the testing has been completed. Final remediation and testing for certain non-critical support systems has been completed and management believes these systems are Year 2000 ready. Final remediation and testing of mission critical systems is scheduled for completion by the end of June 1999.

     In addition, the IT hardware and software necessary to operate the mainframe computer and associated equipment are currently being evaluated for Year 2000 issues. A compilation of the hardware and software inventories was completed in 1998. The hardware and software, including the completion of integrated testing of the infrastructure software and network components, are expected to be Year 2000 ready by September 30, 1999.

     The IT systems (including mission critical and significant non-critical operating, accounting and supporting systems) and underlying hardware for the companies comprising the Financial Services segment have been analyzed and are being modified and tested for Year 2000 readiness. Management believes that approximately 70% of mission critical systems, and 75% of all systems, have been tested and are believed to be Year 2000 ready. Final remediation and testing is expected to be completed by the end of second quarter 1999.

     Non-IT Systems. All equipment that contains an internal clock or embedded micro-processor is being analyzed for Year 2000 readiness. This includes PC's, software, fax machines, telephone systems, elevator systems, security and fire control systems, locomotives, signal and communications systems and other miscellaneous equipment. Replacement and upgrades of this type of equipment is underway and expected to be completed for both segments of the Company by June 30, 1999.

     As of December 31, 1998, management believes that 53% of all PC's and 74% of related software in the Transportation companies were Year 2000 ready. In addition, all customized programs and external data interfaces are being evaluated, modified and tested for Year 2000 readiness, as are locomotives, signals and communication systems and other equipment with internal clocks and embedded micro-processors.

     As of December 31, 1998, approximately 60% of replacement and/or upgrade efforts on the Financial Services hardware and software inventory have been completed.

     Third Party Systems. Both segments of the Company depend heavily on third party systems in the operation of their businesses. As part of the Year 2000 project, significant third party relationships are being evaluated to determine the status of their Year 2000 readiness and the potential impact on the Company's operations if those significant third parties fail to become Year 2000 ready. Questionnaires have been sent to critical suppliers, major customers, key banking and financial institutions, utility providers and interchange railroads to determine the status of their Year 2000 readiness.

     The Transportation companies are working with the Association of American Railroads ("AAR") and other AAR-member railroads to coordinate the testing and certification of the systems administered by the AAR. These systems, including interline settlement, shipment tracing and waybill processing are relied on by a number of North American railroads and their customers. Initial testing between railroads started during second quarter 1998 and these systems are expected to be Year 2000 ready on a timely basis.

     Similarly, the Financial Services entities are participating in various industry-wide efforts (e.g., trading and account maintenance, trade execution, confirmation, etc.) to facilitate testing of Year 2000 preparedness and reliability. Additionally, Janus and Berger are required to periodically report to the SEC their progress with respect to Year 2000 preparedness.

     Based upon the responses received to the questionnaires and ongoing discussions with these third parties, the Company believes that the majority of the significant customers, banking and financial institutions, suppliers and interchange railroads are or will be Year 2000 ready in all material respects by mid-1999. The Company does not anticipate, however, performing significant independent testing procedures to verify that the information received by the Company from these third parties is accurate

     (except for the above mentioned industry-wide testing efforts). For those third parties who have not responded or who have expressed uncertainty as to their Year 2000 readiness, management is exploring alternatives to limit the impact this will have on the Company's operations and financial results. The Company will continue to monitor its third party relationships for Year 2000 issues.

     DST, an approximate 32% owned equity investment, provides various services to Janus and Berger. DST has completed its review and evaluation of its mission critical U.S. shareowner accounting and U.S. portfolio accounting related products, services and internal systems and believes it has achieved material Year 2000 readiness in such products, services and systems as of December 31, 1998. The Company anticipates internal readiness for all of its other mission critical systems and products by September 30, 1999. Additionally, DST intends on testing its systems with clients and other third parties for Year 2000 related issues as needed throughout 1999. DST is developing contingency plans for its U.S. shareowner accounting and U.S. portfolio accounting business units (with testing expected to be completed by June 30, 1999), as well as for other mission critical products, services and systems. Formal contingency plans for DST's Winchester and Poindexter Data Centers have been completed.

Testing and Documentation Procedures. All material modifications to IT and non-IT systems are being documented and maintained by the project teams for purposes of tracking the Year 2000 project and as a part of the Company's due diligence process. All modified systems have been or are in the process of being tested for Year 2000 remediation, unit acceptance, system acceptance and user acceptance. The testing procedures used and the results of these tests are being documented and maintained as a part of the Year 2000 due diligence process.

The project teams meet regularly to discuss their progress and ensure that all issues and problems are identified and properly addressed. Quarterly meetings are held with senior management to keep them apprised of the progress of the Year 2000 project.

Year 2000 Risks. The Company continues to evaluate the principal risks associated with its IT and non-IT systems, as well as third party systems if they were not to be Year 2000 ready on a timely basis. Areas that could be affected include, but are not limited to, the ability to: accurately track pricing and trading information, obtain and process customer orders and investor transactions, properly track and record revenue movements (including train movements), order and obtain critical supplies, and operate equipment and control systems. These risks are presently under assessment and the Company has no basis to form an estimate of costs or lost revenues at this time.

The Company believes, however, that the risks involved with the successful completion of its Year 2000 conversion relate primarily to available resources and third party readiness. The key success factors include the proper quality and quantity of human and capital resources to address the complexity and costs of the project tasks. The Company has allocated substantial resources to the Year 2000 project and believes that it is adequately staffed by employees, consultants and contractors. The inability to complete Year 2000 readiness for the computer systems of the Company could result in significant difficulties in processing and completing fundamental transactions.

In addition, the Company is taking precautions to ensure its third party relationships have been adequately addressed. Based on work performed and information received to date, the Company believes its key suppliers, customers and other significant third party relationships will be prepared for the Year 2000 in all material respects within an acceptable time frame (or that acceptable alternatives will be available); however, management of the Company makes no assurances that all such parties will be Year 2000 ready within an acceptable time frame.

In the event that the Company or key third parties are not Year 2000 ready, the Company's results of operations, financial position and cash flows could be materially adversely affected.

Contingency  Plans.  The  Company  and its  subsidiaries  are in the  process of identifying alternative plans in the event that the Year 2000 project is not completed on a timely basis or otherwise does not meet anticipated needs. A business contingency planning specialist was hired by KCSR and is working on the contingency plans for critical business processes. Similarly, consulting professionals have been utilized by Janus, Berger and Nelson in connection with Year 2000 efforts, including contingency planning. The Company is also making alternative arrangements in the event that critical suppliers, customers, utility providers and other significant third parties are not Year 2000 ready. The contingency planning process is scheduled to be completed by July 1999.

In addition, information system black out periods have been scheduled at the various Company subsidiaries, generally from third quarter 1999 through second quarter 2000. During this period, the project team and other members of the information systems group will focus all of their efforts and time toward addressing Year 2000 related issues. No new project requests or hardware/software upgrades will be allowed during this time.

Year 2000 Costs. To date, the Company has spent approximately $10.9 million in connection with ensuring that all Company and subsidiary computer programs are compatible with Year 2000 requirements. In addition, the Company anticipates future spending of approximately $11 million in connection with this process. Current accounting principles require all costs associated with Year 2000 issues to be expensed as incurred. A portion of these costs will not result in an increase in expense to the Company because existing employees and equipment are being used to complete the project.


Financial Instruments and Purchase Commitments. During 1995, the Company entered into a forward stock purchase contract as a means of securing a potentially favorable price for the repurchase of six million shares of its common stock. During 1997 and 1996, the Company purchased 2.4 and 3.6 million shares, respectively, under this contract at an aggregate cost of $39 and $56 million (including transaction premium), respectively.

From time to time, KCSR enters into forward purchase commitments for diesel fuel as a means of securing volumes and reducing overall cost. The contracts normally require KCSR to purchase certain quantities of diesel fuel at defined prices established at the origination of the contract. As noted earlier, these commitments saved KCSR approximately $3.7 million in operating expenses in 1996. Minimal commitments were negotiated for 1997 because of higher fuel costs. At the end of 1997, KCSR entered into purchase commitments for diesel fuel for approximately 27% of 1998 expected usage. As a result of fuel prices remaining below the committed price during 1998, these purchase commitments resulted in a higher cost in 1998 of approximately $1.7 million.

KCSR has a program to hedge against fluctuations in the price of its diesel fuel purchases. Beginning in 1998, KCSR entered into fuel swaps for approximately two million gallons per month, or 37% of its anticipated 1998 fuel requirements. The fuel swap contracts had expiration dates through February 28, 1999 and are correlated to market benchmarks. Hedge positions are monitored to ensure that they will not exceed actual fuel requirements in any period. During 1998, KCSR made payments of approximately $2.3 million relating to these fuel swap transactions as a result of actual fuel prices remaining lower than the fuel swap price.

As of December 31, 1998, KCSR has entered into purchase commitments for approximately 32% of its expected 1999 usage and has entered into fuel swap transactions for approximately 16% of its expected 1999 fuel usage. These transactions are intended to mitigate the impact of rising fuel prices and will be recorded using hedge accounting policies as set forth in Note 1 to the consolidated financial statements of this Form 10-K.

In general, the Company enters into transactions such as those discussed above in limited situations based on management's assessment of current market conditions and perceived risks. Historically, the Company has engaged in a limited number of such transactions and their impact has been insignificant.

However, the Company intends to respond to evolving business and market conditions in order to manage risks and exposures associated with the Company's various operations, and in doing so, may enter into transactions similar to those discussed above.


Foreign Exchange Matters. In connection with the Company's investment in Grupo TFM, a Mexican company, and Nelson, an 80% owned subsidiary with operations in the United Kingdom, matters arise with respect to financial accounting and reporting for foreign currency transactions and for translating foreign currency financial statements into U.S. dollars. The Company follows the requirements outlined in Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation" ("SFAS 52"), and related authoritative guidance.

The purchase price paid by Grupo TFM for 80% of the common stock of TFM was fixed in Mexican pesos; accordingly, Grupo TFM was exposed to fluctuations in the U.S. dollar/Mexican peso exchange rate. In the event that the proceeds from the various financing arrangements did not provide funds sufficient for Grupo TFM to complete the purchase of TFM, the Company may have been required to make additional capital contributions to Grupo TFM. Accordingly, in order to hedge a portion of the Company's exposure to fluctuations in the value of the Mexican peso versus the U.S. dollar, the Company entered into two separate forward contracts to purchase Mexican pesos - $98 million in February 1997 and $100 million in March 1997. In April 1997, the Company realized a $3.8 million pretax gain in connection with these contracts. This gain was deferred and has been accounted for as a component of the Company's investment in Grupo TFM. These contracts were intended to hedge only a portion of the Company's exposure related to the final installment of the purchase price and not any other transactions or balances.

During 1997 and 1998, Mexico's economy was classified as "highly inflationary" as defined in SFAS 52. Accordingly, the U.S. dollar was assumed to be Grupo TFM's functional currency, and any gains or losses from translating Grupo TFM's financial statements into U.S. dollars were included in the determination of its net income. Equity losses from Grupo TFM included in the Company's results of operations reflect the Company's share of such translation gains and losses.

Effective January 1, 1999, the SEC staff declared that Mexico should no longer be considered a highly inflationary economy. Accordingly, the Company is in the process of performing an analysis under the guidance of SFAS 52 to determine whether the U.S. dollar or the Mexican peso should be used as the functional currency for financial accounting and reporting purposes for periods subsequent to December 31, 1998. Information for this analysis is currently being compiled and reviewed. Management expects to complete this analysis by the end of the first quarter 1999. If the peso is determined to be the appropriate functional currency, the effect of translating Grupo TFM's 1999 financial statements could have a material impact on the Company's results of operations and financial position.

The Company completed its acquisition of 80% of Nelson on April 20, 1998. Nelson's principal operations are in the United Kingdom and, therefore, its financial statements are accounted for using the British pound as the functional currency. Any gains or losses arising from transactions not denominated in the British pound are recorded as a foreign currency gain or loss and included in the results of operations of Nelson. The translation of Nelson's financial statements from the British pound into the U.S. dollar results in an adjustment to stockholders' equity as a cumulative translation adjustment. At December 31, 1998, the cumulative translation adjustment was not material.

The Company continues to evaluate existing alternatives with respect to utilizing foreign currency instruments to hedge its U.S. dollar investment in Grupo TFM and Nelson as market conditions change or exchange rates fluctuate. At December 31, 1998, the Company had no outstanding foreign currency hedging instruments.

New Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities measured at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 and should not be retroactively applied to financial statements of periods prior to adoption.

KCSR currently has a program to hedge against fluctuations in the price of diesel fuel purchases, and also enters into fuel purchase commitments from time to time. In addition, the Company continues to evaluate alternatives with respect to utilizing foreign currency instruments to hedge its U.S. dollar investments in Grupo TFM and Nelson as market conditions change or exchange rates fluctuate. Currently, the Company has no outstanding foreign currency hedges. The Company is reviewing the provisions of SFAS 133 and expects adoption by the required date. The adoption of SFAS 133 with respect to existing hedge transactions is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

Statement of Financial Accounting Standards No. 132 "Employers' Disclosure about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88, and 106" ("SFAS 132") was adopted by the Company in 1998 and prior year information has been included pursuant to SFAS 132. SFAS 132 establishes standardized disclosure requirements for pension and other postretirement benefit plans, requires additional information on changes in the benefit obligations and fair values of plan assets, and eliminates certain disclosures that are no longer useful. The standard does not change the measurement or recognition of pension or postretirement benefit plans. The adoption of SFAS 132 did not have a material impact on the Company's disclosures.

In 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the manner in which public business enterprises report information about operating segments in annual financial statements and requires disclosure of selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 did not have a material impact on the disclosures of the Company. Segment financial information is included in Note 13, Industry Segments, to the consolidated financial statements included under Item 8 of this Form 10-K and prior year information has been restated according to the provisions of SFAS 131.

Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and disclosure of comprehensive income and its components in the financial statements. Prior year information has been included pursuant to SFAS 130. The Company's other comprehensive income consists primarily of unrealized gains and losses relating to investments held as "available for sale" securities as defined by SFAS 115. The Company records its proportionate share of any unrealized gains or losses related to these investments, net of deferred taxes, in stockholders' equity as accumulated other comprehensive income. The unrealized gain related to these investments increased $40.3 million, $42.6 million and $30.1 million ($24.1 million, $25.9 million and $18.5 million, net of deferred taxes) for the years ended December 31, 1998, 1997 and 1996, respectively.

In Issue No. 96-16, the Emerging Issues Task Force ("EITF 96-16") of the FASB, reached a consensus that substantive minority rights which provide the minority shareholder with the right to effectively control significant decisions in the ordinary course of an investee's business could impact whether the majority shareholder should consolidate the investee. Management evaluated the rights of the minority shareholders of its consolidated subsidiaries. Application of EITF 96-16 did not affect the Company's consolidated financial statements.

In 1998, the Company adopted the guidance outlined in American Institute of Certified Public Accountant's Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1"). SOP 98-1 requires that computer software costs incurred in the preliminary project stage, as well as training and maintenance costs be expensed as incurred. This guidance also requires that direct and indirect costs associated with the application development stage of internal use software be capitalized until such time that the software is substantially complete and ready for its intended use. Capitalized costs are to be amortized on a straight line basis over the useful life of the software. The adoption of this guidance did not have a material impact on the Company's results of operations, financial position or cash flows.


Litigation. The Company and its subsidiaries are involved as plaintiff or defendant in various legal actions arising in the normal course of business. While the ultimate outcome of the various legal proceedings involving the Company and its subsidiaries cannot be predicted with certainty, it is the opinion of management (after consultation with legal counsel) that the Company's litigation reserves are adequate and that these legal actions currently are not material to the Company's consolidated results of operations or financial position. The following outlines two significant ongoing cases:

Duncan case
In 1998, a jury in Beauregard Parish, Louisiana returned a verdict against KCSR in the amount of $16.3 million. This Louisiana state case arose from a railroad crossing accident which occurred at Oretta, Louisiana on September 11, 1994, in which three individuals were injured. Of the three, one was injured fatally, one was rendered quadriplegic and the third suffered less serious injuries.

Subsequent to the verdict, the trial court held that the plaintiffs were entitled to interest on the judgment from the date the suit was filed, dismissed the verdict against one defendant and reallocated the amount of that verdict to the remaining defendants. The resulting total judgment against KCSR, together with interest, was $25.4 million as of December 31, 1998.

The judgment has been appealed and independent trial counsel has informed KCSR management that the evidence presented at trial established no negligent conduct on the part of KCSR and expressed confidence that the verdict will ultimately be reversed. KCSR management believes it has meritorious defenses in this case and that it will ultimately prevail in appeal. If the verdict were to stand, however, the judgment and interest are in excess of existing insurance coverage and could have an adverse effect on the Company's consolidated results of operations and financial position.

Bogalusa Cases
In July 1996, KCSR was named as one of twenty-seven defendants in various lawsuits in Louisiana and Mississippi arising from the explosion of a rail car loaded with chemicals in Bogalusa, Louisiana on October 23, 1995. As a result of the explosion, nitrogen dioxide and oxides of nitrogen were released into the atmosphere over parts of that town and the surrounding area causing evacuations and injuries. Approximately 25,000 residents of Louisiana and Mississippi have asserted claims to recover damages allegedly caused by exposure to the chemicals.

KCSR neither owned nor leased the rail car or the rails on which it was located at the time of the explosion in Bogalusa. KCSR did, however, move the rail car from Jackson to Vicksburg, Mississippi, where it was loaded with chemicals, and back to Jackson where the car was tendered to the IC. The explosion occurred more than 15 days after the Company last transported the rail car. The car was loaded by the shipper in excess of its standard weight when it was transported by the Company to interchange with the IC.

The Mississippi lawsuit arising from the chemical release has now been scheduled for trial in late March 1999. KCSR sought dismissal of these suits in the state appellate courts, and ultimately in the United States Supreme Court, but was unsuccessful in obtaining the relief sought.

KCSR believes that its exposure to liability in these cases is remote. If, however, KCSR were to be found liable for punitive damages in these cases, such a judgment could have a material adverse effect on the results of operations and financial position of the Company.


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

In November 1997, representatives of KCSR met with representatives of the United States Environmental Protection Agency ("EPA") at the site of two, contiguous pieces of property in North Baton Rouge, Louisiana, abandoned leaseholds of Western Petrochemicals and Export Drum. These properties had been the subjects of voluntary clean up prior to the EPA's involvement. The site visit prompted KCSR to obtain from the EPA, through the Freedom of Information Act, a "Preliminary Assessment Report" concerning the properties, dated January, 1995, and directing a "Site Investigation." The EPA's November 1997 visit to the site was the start of that "Site Investigation." During the November 1997 site visit, the EPA indicated it intended to recover, through litigation, all of its investigation and remediation costs. At KCSR's request, the EPA agreed informally to suspend its investigation pending an exchange of information and negotiation of KCSR's participation in the "Site Investigation." Based upon advice subsequently received from the Inactive and Abandoned Sites Division of the Louisiana Department of Environmental Quality ("LADEQ"), KCSR will be allowed to undertake the investigation and remediation of the site, pursuant to the LADEQ's guidelines and oversight. The EPA's and LADEQ's involvement, and the investigation and remediation of the sites pursuant to LADEQ's oversight and guidelines, will increase the ultimate costs to KCSR beyond those anticipated. However, those additional costs are not expected to have a material impact on the Company's consolidated results of operations or financial position.

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

The Louisiana Department of Transportation ("LDOT") has sued KCSR and a number of other defendants in Louisiana state court to recover clean up costs incurred by LDOT while constructing Interstate Highway 49 at Shreveport, Louisiana (Louisiana Department of Transportation v. The Kansas City Southern Railway Company, et al., Case No. 417190-B in the First Judicial District Court, Caddo Parish, Louisiana). The clean up was associated with an old oil refinery site, operated by the other named defendants. KCSR's main line was adjacent to that site, and KCSR was included in the suit because LDOT claims that a 1966 derailment on the adjacent track released hazardous substances onto the site. However, there is evidence that the derailment occurred on the side of the track opposite from the refinery site. Furthermore, there appears to be no relationship between the lading on the derailed train and any contaminants identified at the site. Therefore, management believes that the Company's exposure is limited.

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

The Illinois Environmental Protection Agency ("IEPA") has sued the Gateway Western for alleged violations of state environmental laws relating to the 1997 spill of methyl isobutyl carbinol in the East St. Louis yard. During switching operations a tank car carrying this chemical was punctured and approximately 18,000 gallons were released. Emergency clean-up and removal of liquids and contaminated soils occurred within two weeks and remaining residues of carbinol in the soil and shallow groundwater were confined almost entirely to the Gateway Western property. Remediation continues and progress is reported to the IEPA on a quarterly basis and will continue until IEPA clean-up standards have been achieved. Remediation is expected to be completed in the year 2000 and estimated costs have been provided for in the Company's consolidated financial statements. The parties reached a tentative negotiated settlement of the lawsuit in November 1998, which provides that the Gateway Western pay a penalty and further, that it fund a Supplemental Environmental Project in St. Claire County, Illinois. The clean-up costs and the settlement of the lawsuit are not expected to have a material impact on the Company's consolidated results of operations or financial position.

The Company has recorded liabilities with respect to various environmental issues, which represent its best estimates of remediation and restoration costs that may be required to comply with present laws and regulations. At December 31, 1998, these recorded liabilities were not material. Although these costs cannot be predicted with certainty, management believes that the ultimate outcome of identified matters will not have a material adverse effect on the Company's consolidated results of operations, financial condition or cash flows.

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

KCSR expects its railroad operations to be subject to future requirements regulating exhaust emissions from diesel locomotives that may increase its operating costs. During 1995 the EPA issued proposed regulations applicable to locomotive engines. These regulations, which were issued as final in early 1998, will be effective in stages for new or remanufactured locomotive engines installed after year 2000. KCSR has reviewed these new regulations and management does not expect that compliance with these regulations will have a material impact on the Company's results of operations.

Financial Services businesses are subject to a variety of regulatory requirements including, but not limited to, the rules and regulations of the U.S. Securities and Exchange Commission and the guidelines set forth by the National Association of Securities Dealers.

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


Strategic Review. The Company's management is responsible for the management of the Company's primary assets - investments in subsidiaries and affiliates, as described in detail in Item 1, Business, of this Form 10-K and in "Recent Developments" and "Results of Operations" above. Accordingly, management of the Company continually evaluates how to utilize the strength of the Company's business lines and capabilities, provide for future growth opportunities, and achieve the Company's financial objectives. This process has resulted in many significant actions, including: the acquisition of Nelson in April of 1998; the Company's investment and involvement in the Mexican rail privatization; the December 1996 Gateway Western acquisition; the October 1996 Southern Capital joint venture transactions; and the common stock repurchase program.

The Company's announcement to separate its Transportation and Financial Services segments continues this process. A separation of the two segments would provide the management of each segment the opportunity to focus on maximizing potential as stand-alone entities.

1996 through 1998 have been, and future years will be, affected by these strategic activities. Management's analysis and evaluation of the Company's strategic alternatives are expected to continue to present growth opportunities in future years.

Item 7(A).        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company utilizes various financial instruments which entail certain inherent market risks. Generally, these instruments have not been entered into for trading purposes. The following information, together with information included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 11 and 13 to the Company's consolidated financial statements in this Form 10-K, describe the key aspects of certain financial instruments which have market risk to the Company.


Interest Rate Sensitivity

The Company's  interest  sensitive  liabilities  include its long-term fixed and floating-rate debt obligations.  The table below provides  information about the
Company's fixed rate obligations:
                                     1999        2000         2001        2002       2003

Fixed Rate Debt (in millions)      $ 482.6    $ 471.6      $ 458.9     $ 346.1     $ 329.7

   Average interest rate              7.89%      7.86%        7.84%       7.74%       7.68%

At December 31, 1998, the Company's floating-rate indebtedness totaled $343 million. A hypothetical 100 basis points increase in the LIBOR rate would result in additional interest expense of approximately $3.4 million on an annualized basis for the floating-rate indebtedness.

Based upon the borrowing rates currently available to the Company and its subsidiaries for indebtedness with similar terms and average maturities, the fair value of long-term debt was approximately $867 million at December 31, 1998.

The Company believes the mix of floating and fixed rate indebtedness contributes to mitigating interest rate risk.


Commodity Price Sensitivity

KCSR has a program to hedge against fluctuations in the price of its diesel fuel purchases. This program is primarily completed using various swap transactions. These swap transactions are typically based on the price of heating oil #2, which the Company believes to produce a reasonable correlation to the price of diesel fuel. These transactions are generally settled monthly in cash with the counterparty.

Additionally, from time to time, KCSR enters into forward purchase commitments for diesel fuel as a means of securing volumes at competitive prices. These contracts normally require the Company to purchase defined quantities of diesel fuel at prices established at the origination of the contract.

The table below provides information about the various diesel fuel instruments that are sensitive to fluctuations in commodity prices. The weighted average contract prices presented below do not include taxes, transportation costs or other incremental fuel handling costs.

                                                       1999
Diesel Fuel Swaps:
  Gallons (in millions)                                10.0
   Weighted average Price per gallon                  $0.44

Diesel Fuel Purchase Commitments:
  Gallons (in millions)                                20.8
   Weighted average Price per gallon                  $0.45

The unrecognized loss related to the diesel fuel swaps based on the average price of heating oil #2 approximated $1.2 million at December 31, 1998.

At December 31, 1998, the Company held fuel inventories for use in normal operations. These inventories were not material to the Company's overall financial position.


Foreign Exchange Sensitivity

The Company owns an approximate 37% interest in Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. ("Grupo TFM"), incorporated in Mexico. Also, in April 1998, the Company acquired 80% of Nelson Money Managers plc ("Nelson"), a United Kingdom based financial services corporation. In connection with these investments, matters arise with respect to financial accounting and reporting for foreign currency transactions and for translating foreign currency financial statements into U.S. dollars. Therefore, the Company has exposure to fluctuations in the value of the Mexican peso and the British pound.

During 1997 and 1998, Mexico's economy was classified as "highly inflationary" as defined in Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation" ("SFAS 52"). Accordingly, the U.S. dollar was assumed to be Grupo TFM's functional currency, and any gains or losses from translating Grupo TFM's financial statements into U.S. dollars are included in the determination of its net income. Equity earnings or losses from Grupo TFM included in the Company's results of operations reflect the Company's share of such translation gains and losses.

Effective January 1, 1999, the SEC staff declared that Mexico should no longer be considered a highly inflationary economy. Accordingly, the Company is in the process of performing an analysis under the guidance of SFAS 52 to determine whether the U.S. dollar or the Mexican peso should be used as the functional currency for financial accounting and reporting purposes subsequent to December 31, 1998. Information for this analysis is currently being compiled and reviewed. Management expects to complete this analysis by the end of the first quarter 1999. If the peso is determined to be the appropriate functional currency, the effect of translating Grupo TFM's 1999 financial statements from the peso to the U.S. dollar could have a material impact on the Company's results of operations and financial position.

With respect to Nelson, as the relative price of the British pound fluctuates versus the U.S. dollar, the Company's proportionate share of the earnings or losses of Nelson is affected. The following table provides an example of the potential impact of a 10% change in the price of the British pound assuming that Nelson has earnings of $1,000 and using its ownership interest at December 31, 1998. The British pound is Nelson's functional currency.


                                                            Nelson
Assumed Earnings                                               1,000
Exchange Rate (to U.S. $)                                   0.5 to 1
                                                     ---------------------

Converted U.S. Dollars                                     $   2,000
Ownership Percentage                                              80%
                                                     ---------------------

Assumed Earnings                                           $   1,600
                                                     ---------------------

Assumed 10% increase in Exchange Rate                      0.55 to 1
                                                     ---------------------

Converted to U.S. Dollars                                  $   1,818
Ownership Percentage                                              80%
                                                     ---------------------

Assumed Earnings                                           $   1,454
                                                     ---------------------

Effect of 10% increase in Exchange Rate                   $     (146)
                                                     =====================

The impact of changes in exchange rates on the balance sheet are reflected in a cumulative translation adjustment account as a part of accumulated other comprehensive income and do not affect earnings.

While not currently utilizing foreign currency instruments to hedge its U.S. dollar investments in Grupo TFM and Nelson, the Company continues to evaluate existing alternatives as market conditions and exchange rates fluctuate.


Available for Sale Investment Sensitivity

Both Janus and Berger invest a portion of the revenues earned from providing investment advisory services in various of their respective sponsored funds. These investments are classified as available for sale securities pursuant to Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, these investments are carried in the Company's consolidated financial statements at fair market value and are subject to the investment performance of the underlying sponsored fund. Any unrealized gain or loss is recognized upon the sale of the investment.

Additionally, DST, a 32% owned equity investment, holds available for sale investments which may affect the Company's consolidated financial statements. Similarly to the Janus and Berger securities, any changes to the market value of the DST available for sale investments are reflected, net of tax, in DST's "accumulated comprehensive income" component of its equity. Accordingly, the Company records its proportionate share of this amount as part of the investment in DST. While these changes in market value do not result in any impact to the Company's consolidated results of operations currently, upon disposition by DST of these investments, the Company will record its proportionate share of the gain or loss as a component of equity earnings.


Equity Price Sensitivity

As noted above, the Company owns 32% of DST, a publicly traded company. While changes in the market price of DST are not reflected in the Company's consolidated results of operation or financial position, they may affect the perceived value of the Company's common stock. Specifically, the DST market value at any given point in time multiplied by the Company's ownership percentage provides an amount, which when divided by the outstanding number of KCSI common shares, derives a per share "value" presumably attributable to the Company's investment in DST. Fluctuations in this "value" as a result of changes in the DST market price may affect the Company's stock price.

The revenues earned by Janus, Berger and Nelson are dependent on the underlying assets under management in the funds to which investment advisory services are provided. The portfolio of investments included in these various funds include combinations of equity, bond, annuity and other types of securities. Fluctuations in the value of these various securities are common and are generated by numerous factors, including, among others, market volatility, the overall economy, inflation, changes in investor strategies, availability of alternative investment vehicles, and others. Accordingly, declines in any one or a combination of these factors, or other factors not separately identified, may reduce the value of investment securities and, in turn, the underlying assets under management on which Financial Services revenues are earned.

Item 8.  Financial Statements and Supplementary Data

Index to Financial Statements
                                                                    Page

Management Report on Responsibility for Financial Reporting.......   61

Financial Statements:

     Report of Independent Accountants............................   61
     Consolidated Statements of Operations and Comprehensive
       Income for the three years ended December 31, 1998.........   62
     Consolidated Balance Sheets at December 31, 1998
       1997 and 1996..............................................   63
     Consolidated Statements of Cash Flows for the three
       years ended December 31, 1998..............................   64
     Consolidated Statements of Changes in Stockholders'
       Equity for the three years ended December 31, 1998.........   65
     Notes to Consolidated Financial Statements...................   66

Financial Statement Schedules:

     All schedules are omitted because they are not applicable, insignificant or the required information is shown in the consolidated financial statements or notes thereto.

     The consolidated financial statements and related notes, together with the Report of Independent Accountants, of DST Systems, Inc. (an approximate 32% owned affiliate of the Company accounted for under the equity method) for the year ended December 31, 1998, which are included in the DST Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 1-14036) have been incorporated by reference in this Form 10-K as Exhibit 99.1.

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

Report of Independent Accountants

To the Board of Directors and Stockholders of Kansas City Southern Industries, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Kansas City Southern Industries, Inc. and its subsidiaries at December 31, 1998, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As  discussed  in Note 1 to the  consolidated  financial  statements,  effective
December   31,  1997  the  Company   changed  its  method  of   evaluating   the
recoverability of goodwill. We concur with the change in accounting.


/s/ PricewaterhouseCoopers LLP
Kansas City, Missouri
March 4, 1999

                      KANSAS CITY SOUTHERN INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                             Years Ended December 31
                  Dollars in Millions, Except per Share Amounts
                                                         1998              1997               1996
Revenues                                           $     1,284.3       $    1,058.3      $      847.3

Costs and expenses                                         816.3              680.2             567.3
Depreciation and amortization                               73.5               75.2              76.1
Restructuring, asset impairment
  and other charges                                                           196.4
                                                   -------------       ------------      ------------

  Operating income                                         394.5              106.5             203.9

Equity in net earnings (losses) of
  unconsolidated affiliates (Notes 2, 5, 12):
     DST Systems, Inc.                                      24.3               24.3              68.1
     Grupo Transportacion Ferroviaria
         Mexicana, S.A. de C.V.                             (3.2)             (12.9)
     Other                                                   1.8                3.8               2.0
Interest expense                                           (66.1)             (63.7)            (59.6)
Reduction in ownership of DST Systems, Inc.                (29.7)
Other, net                                                  32.8               21.2              22.9
                                                   -------------       ------------      ------------

  Pretax income                                            354.4               79.2             237.3

Income tax provision (Note 8)                              130.8               68.4              70.6
Minority interest in consolidated
  earnings (Note 11)                                        33.4               24.9              15.8
                                                   -------------       ------------      ------------

Net income (loss)                                          190.2              (14.1)            150.9

Other comprehensive income, net of tax:
     Unrealized gain on securities                          24.1               25.9              18.5


Comprehensive income                               $       214.3       $       11.8      $      169.4
                                                   =============       ============      ============

Per Share Data (Note 1):

Basic earnings (loss) per share                    $        1.74       $      (0.13)     $       1.33
                                                   =============       ============      ============

Diluted earnings (loss) per share                  $        1.66       $      (0.13)     $       1.31
                                                   =============       ============      ============

Weighted average common shares
  outstanding (in thousands):
     Basic                                               109,219            107,602           113,169
     Dilutive potential common shares                      3,840                                2,112
                                                   -------------       ------------      ------------

     Diluted                                             113,059            107,602           115,281
                                                   =============       ============      ============

Dividends per share
     Preferred                                     $        1.00        $      1.00      $       1.00
     Common                                        $         .16        $       .15      $        .13

              See accompanying notes to consolidated financial statements.

                       KANSAS CITY SOUTHERN INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 at December 31
                  Dollars in Millions, Except per Share Amounts
                                                         1998               1997              1996
ASSETS
Current Assets:
     Cash and equivalents                           $       27.2       $       33.5      $       22.9
     Investments in advised funds (Note 6)                 149.1              100.3              67.8
     Accounts receivable, net (Note 6)                     208.4              177.0             138.1
     Inventories                                            47.0               38.4              39.3
     Other current assets (Note 6)                          37.8               23.9              24.0
                                                    ------------       ------------      ------------


         Total current assets                              469.5              373.1             292.1

Investments held for operating purposes (Notes 2, 5)       707.1              683.5             335.2

Properties, net (Notes 3, 6)                             1,266.7            1,227.2           1,219.3

Intangibles and Other Assets, net (Notes 2, 3, 6)          176.4              150.4             237.5
                                                    ------------       ------------      ------------

     Total assets                                   $    2,619.7       $    2,434.2      $    2,084.1
                                                    ============       ============      ============



LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Debt due within one year (Note 7)              $       10.7       $      110.7      $        7.6
     Accounts and wages payable                            125.8              109.0             102.6
     Accrued liabilities (Notes 3, 6)                      159.7              217.8             134.4
                                                    ------------       ------------      ------------

         Total current liabilities                         296.2              437.5             244.6
                                                    ------------       ------------      ------------

Other Liabilities:
     Long-term debt (Note 7)                               825.6              805.9             637.5
     Deferred income taxes (Note 8)                        403.6              332.2             337.7
     Other deferred credits (Note 2)                       128.8              132.1             129.8
     Commitments and contingencies
       (Notes 2, 7, 8, 9, 11, 12)
                                                    ------------       ------------      ------------

         Total other liabilities                         1,358.0            1,270.2           1,105.0
                                                    ------------       ------------      ------------

Minority Interest in consolidated
  subsidiaries (Note 11)                                    34.3               28.2              18.8
                                                    ------------       ------------      ------------


Stockholders' Equity (Notes 1, 4, 7, 9):
     $25 par, 4% noncumulative, Preferred stock              6.1                6.1               6.1
     $1 par, Series B convertible,
       Preferred stock                                                          1.0               1.0
     $.01 par, Common stock                                  1.1                1.1               0.4
     Retained earnings                                     849.1              839.3             883.3
     Accumulated other comprehensive income                 74.9               50.8              24.9
     Shares held in trust                                                    (200.0)           (200.0)
                                                    ------------       ------------      ------------

         Total stockholders' equity                        931.2              698.3             715.7
                                                    ------------       ------------      ------------

     Total liabilities and stockholders' equity     $    2,619.7       $    2,434.2      $    2,084.1
                                                    ============       ============      ============



        See  accompanying  notes to consolidated financial statements.

                      KANSAS CITY SOUTHERN INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Years Ended December 31
                               Dollars in Millions
                                                          1998               1997               1996
CASH FLOWS PROVIDED BY (USED FOR):
Operating Activities:
Net income (loss)                                     $ 190.2           $  (14.1)           $  150.9
Adjustments to net income (loss):
     Depreciation and amortization                       73.5               75.2                76.1
     Deferred income taxes                               23.2              (16.6)               18.6
     Equity in undistributed earnings                   (16.8)             (15.0)              (66.4)
     Minority interest in consolidated earnings           0.6               12.0                 5.2
     Reduction in ownership of DST                       29.7
     Restructuring, asset impairment and other charges                     196.4
     Gain on sale of assets                             (20.2)              (6.9)               (2.6)
     Employee benefit and deferred compensation
       expenses not requiring operating cash              3.8                8.7                18.3
Changes in working capital items:
     Accounts receivable                                (29.9)             (29.0)               (2.5)
     Inventories                                         (8.6)               2.5                 0.5
     Accounts and wages payable                          19.6               (3.1)                7.2
     Accrued liabilities                                (32.4)              24.4               (73.4)
     Other current assets                                (8.2)              (2.2)               (6.0)
Other, net                                               (1.7)               1.5                (4.9)
                                                      -------           --------            --------
     Net                                                222.8              233.8               121.0
                                                      -------           --------            --------

Investing Activities:
Property acquisitions                                  (104.9)             (82.6)             (144.0)
Proceeds from disposal of property                        8.2                7.4               187.0
Investments in and loans with affiliates                (25.3)            (303.5)              (41.9)
Purchase of short-term investments                      (43.2)             (34.9)              (39.2)
Proceeds from disposal of other investments              10.4                0.3                55.7
Other, net                                                0.2                4.0                 3.3
                                                      -------           --------            --------
     Net                                               (154.6)            (409.3)               20.9
                                                      -------           --------            --------

Financing Activities:
Proceeds from issuance of long-term debt                151.7              339.5               233.7
Repayment of long-term debt                            (238.6)            (110.1)             (233.1)
Proceeds from stock plans                                30.1               26.6                14.6
Stock repurchased                                                          (50.2)             (151.3)
Cash dividends paid                                     (17.8)             (15.2)              (14.8)
Other, net                                                0.1               (4.5)                0.1
                                                      -------           --------            --------
     Net                                                (74.5)             186.1              (150.8)
                                                      -------           --------            --------

Cash and Equivalents:
Net increase (decrease)                                  (6.3)              10.6                (8.9)
At beginning of year                                     33.5               22.9                31.8
                                                      -------           --------            --------
At end of year (Note 4)                              $   27.2          $    33.5           $    22.9
                                                      =======           ========            ========




     See  accompanying  notes to consolidated financial statements.


                      KANSAS CITY SOUTHERN INDUSTRIES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Dollars in Millions, Except per Share Amounts
                               $1 Par                                              Accumulated
                  $25 Par      Series B     $.01 Par                                 other          Shares
                 Preferred     Preferred     Common     Capital     Retained      comprehensive      held
                   stock         stock       stock      surplus     earnings         income        in trust      Total
Balance at
 December 31, 1995  $  6.1     $    1.0     $  0.4     $  127.5     $  753.8       $    6.4      $  (200.0)    $   695.2

Net income                                                             150.9                                       150.9
Dividends                                                              (15.3)                                      (15.3)
Stock repurchased                                        (145.2)        (6.1)                                     (151.3)
Stock plan shares
 issued from treasury                                       5.9                                                      5.9
Options exercised and
 stock subscribed                                          11.8                                                     11.8
Other comprehensive
 income                                                                                18.5                         18.5
                    ------     --------     ------     --------     --------       --------      ---------     ---------

Balance at
 December 31, 1996     6.1          1.0        0.4          -          883.3           24.9         (200.0)        715.7

Net loss                                                               (14.1)                                      (14.1)
Dividends                                                              (16.0)                                      (16.0)
Stock repurchased                                                      (50.2)                                      (50.2)
3-for-1 stock split                            0.7                      (0.7)                                         -
Stock plan shares
 issued from treasury                                                    3.1                                         3.1
Stock issued in
 acquisition (Notes 2,4)                                                10.1                                        10.1
Options exercised and
 stock subscribed                                                       23.8                                        23.8
Other comprehensive
 income                                                                                25.9                         25.9
                    ------     --------     ------     --------     --------       --------      ---------     ---------

Balance at
 December 31, 1997     6.1          1.0        1.1          -          839.3           50.8         (200.0)        698.3


Net income                                                             190.2                                       190.2
Dividends                                                              (17.7)                                      (17.7)
Stock plan shares
 issued from treasury                                                    3.0                                         3.0
Stock issued in
 acquisition (Notes 2,4)                                                 3.2                                         3.2
Options exercised and
 stock subscribed                                                       30.1                                        30.1
Termination of shares
 held in trust (Note 9)            (1.0)                              (199.0)                        200.0           -
Other comprehensive
 income                                                                                24.1                         24.1
                    ------     --------     ------     --------     --------       --------      ---------     ---------

Balance at
 December 31, 1998  $  6.1     $     -      $  1.1     $    -       $  849.1       $   74.9      $      -      $   931.2
                    ======     ========     ======     ========     ========       ========      =========     =========

     See accompanying notes to consolidated financial statements.

                      KANSAS CITY SOUTHERN INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies

Kansas City Southern Industries, Inc. ("Company" or "KCSI") is a diversified company which reports its financial information in two business segments:
Transportation and Financial Services. Note 13 further describes the operations of the Company.

Kansas City Southern Lines, Inc. ("KCSL") is the holding company for Transportation segment subsidiaries and affiliates. This segment includes, among others, The Kansas City Southern Railway Company ("KCSR"), the Gateway Western Railway Company ("Gateway Western"), and strategic joint venture interests in Grupo Transportacion Ferroviaria Mexicana, S.A de C.V. ("Grupo TFM"), which owns 80% of the common stock of TFM, S.A. de C.V. ("TFM"), Mexrail, Inc. ("Mexrail"), which wholly owns The Texas Mexican Railway Company ("Tex Mex"), and Southern Capital Corporation LLC ("Southern Capital").

FAM Holdings, Inc. ("FAM HC") was formed for the purpose of becoming the holding company for Financial Services segment subsidiaries and affiliates. The primary entities comprising this segment are Janus Capital Corporation ("Janus" - 82% owned, diluted), Berger Associates, Inc. ("Berger" - 100% owned) and Nelson Money Managers plc ("Nelson" - 80% owned). Additionally, the Company owns an approximate 32% equity interest in DST Systems, Inc. ("DST").

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

Use of the term "Company" as described in these Notes to Consolidated Financial Statements means Kansas City Southern Industries, Inc. and all of its consolidated subsidiary companies. Significant accounting and reporting policies are described below. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Depreciation for transportation operations is computed using composite straight-line rates for financial statement purposes. The Surface Transportation Board ("STB") approves the depreciation rates used by KCSR. KCSR evaluates depreciation rates for properties and equipment and implements approved rates. Periodic revisions of rates have not had a material effect on operating results. Unit depreciation methods, employing both accelerated and straight-line rates, are employed in other business segments. Accelerated depreciation is used for income tax purposes. The ranges of annual depreciation rates for financial statement purposes are:

  Transportation
      Road and structures                             1%  -   20%
      Rolling stock and equipment                     1%  -   24%
  Other equipment                                     1%  -   33%
  Capitalized leases                                  3%  -   20%

The Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") effective January 1, 1996. SFAS 121 provides accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill, as well as for long-lived assets and certain identifiable intangibles which are to be disposed. If events or changes in circumstances of a long-lived asset indicate that the carrying amount of an asset may not be recoverable, the Company must estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest) is lower than the carrying amount of the asset, an impairment loss must be recognized to the extent that the carrying amount of the asset exceeds its fair value. The adoption of SFAS 121 did not have a material effect on the Company's financial position or results of operations. However, see Note 3 below with respect to certain KCSR assets held for disposal and certain other impaired assets.

Investments. The equity method of accounting is used for all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control interest; the cost method of accounting is generally used for investments of less than 20% voting control interest. In December 1996 and the first four months of 1997, Gateway Western was accounted for under the equity method as a majority-owned unconsolidated subsidiary while the Company awaited approval from the STB for the acquisition of Gateway Western. The STB approved the Company's acquisition of Gateway Western effective May 5, 1997. Subsequently, Gateway Western was included as a consolidated subsidiary of the Company effective January 1, 1997. See Note 2 for additional information on the Gateway Western acquisition.

Pursuant to Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), investments classified as "available for sale" are reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of deferred income taxes, in accumulated other comprehensive income. Investments classified as "trading" securities are reported at fair value, with unrealized gains and losses included in earnings. Investments in advised funds are comprised of shares of certain mutual funds advised by Janus and Berger. These investments are generally used to fund operations and dividends. Realized gains and losses are determined using the first-in, first-out method.

Revenue Recognition. Revenue is recognized by the Company's consolidated railroad operations based upon the percentage of completion of a commodity movement. Investment advisory revenues are recognized by Janus and Berger primarily as a percentage of assets under management. Other subsidiaries, in general, recognize revenue when the product is shipped or as services are performed.

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

On an annual basis, the Company reviews the recoverability of goodwill. In response to changes in the competitive and business environment in the rail industry, the Company revised its methodology for evaluating goodwill recoverability effective December 31, 1997. The change in this method of measurement relates to the level at which assets are grouped from the business unit level to the investment component level. At the same time, there were changes in the estimates of future cash flows used to measure goodwill recoverability. The effect of the change in method of applying the accounting principle is inseparable from the changes in estimate. Accordingly, the combined effects have been reported in the accompanying consolidated financial statements as a change in estimate. The Company believes that the revised methodology represents a preferable method of accounting because it more closely links the fair value estimates to the asset whose recoverability is being evaluated. The policy change did not impact the Company's Financial Services businesses as their goodwill has always been evaluated on an investment component basis.

As a result of the changes discussed above, the Company determined that the aggregate carrying value of the goodwill and other intangible assets associated with the 1993 MidSouth Corporation ("MidSouth") purchase exceeded their fair value. Accordingly, the Company recorded an impairment loss of $91.3 million in the fourth quarter of 1997. Due to the fact that the change in accounting is inseparable from the changes in estimates, the pro forma effects of retroactive application cannot be determined.

Computer Software Costs. Costs incurred in conjunction with the purchase or development of computer software for internal use are accounted for in accordance with American Institute of Certified Public Accountant's Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). Costs incurred in the preliminary project stage, as well as training and maintenance costs, are expensed as incurred. Direct and indirect costs associated with the application development stage of internal use software are capitalized until such time that the software is substantially complete and ready for its intended use. Capitalized costs are amortized on a straight line basis over the useful life of the software.

Derivative Financial Instruments. In 1997, the Company entered into foreign currency contracts in order to reduce the impact of fluctuations in the value of the Mexican peso on its investment in Grupo TFM. These contracts were intended to hedge only a portion of the Company's exposure related to the final installment of the purchase price and not any other transactions or balances. The Company follows the requirements outlined in Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation" ("SFAS 52"), and related authoritative guidance. Accordingly, gains and losses related to hedges of the Company's investment in Grupo TFM were deferred and recognized as adjustments to the carrying amount of the investment when the hedged transaction occurred.

Any gains and losses qualifying as hedges of existing assets or liabilities are included in the carrying amounts of those assets or liabilities and are ultimately recognized in income as part of those carrying amounts. Any gains or losses on derivative contracts that do not qualify as hedges are recognized currently as other income. Gains and losses on hedges are reflected in operating activities in the statement of cash flows.

See Note 11 for additional information with respect to derivative financial instruments and purchase commitments.

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

All shares held in the Employer Stock Ownership Plan ("ESOP") are treated as outstanding for purposes of computing the Company's earnings per share. See additional information on the ESOP in Note 10.

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

The effect of stock options to employees represent the only difference between the weighted average shares used for the basic computation compared to the diluted computation. The total incremental shares from assumed conversion of stock options included in the computation of diluted earnings per share were 3,840,333 and 2,111,437 for the years ended December 31, 1998 and 1996, respectively. Because of the net loss in 1997, all options were anti-dilutive for the year ended December 31, 1997. The weighted average of options to purchase 274,340 and 3,502,290 shares in 1998 and 1996, respectively, were excluded from the diluted earnings per share computation because the exercise prices were greater than the respective average market price of the common shares.

The only adjustments that currently affect the numerator of the Company's diluted earnings per share computation include preferred dividends and potentially dilutive securities at subsidiaries and affiliates. These adjustments totaled $2.3 million for the year ended December 31, 1998. Adjustments for the years ended December 31, 1997 and 1996 were not material.


Stockholders'  Equity.  Information  regarding  the  Company's  capital stock at
December 31, 1998 follows:
                                                    Shares            Shares
                                                  Authorized          Issued
  $25 Par, 4% noncumulative, Preferred stock          840,000           649,736
  $1 Par, Preferred stock                           2,000,000              None
  $1 Par, Series A, Preferred stock                   150,000              None
  $1 Par, Series B convertible, Preferred stock     1,000,000              None
  $.01 Par, Common stock                          400,000,000       146,738,232

The Company's $1 Par Series B convertible Preferred stock ("Series B Preferred stock"), issued in 1993, had a $200 per share liquidation preference and was convertible to common stock at a ratio of twelve to one. As more fully discussed in Note 9, effective September 30, 1998, the Company terminated the Employee Plan Funding Trust ("EPFT" or "Trust"), which was established as a grantor trust for the purpose of holding these shares of Series B Preferred stock for the benefit of various KCSI employee benefit plans.

In accordance with the Agreement to terminate the EPFT, the Company received 872,362 shares of Series B Preferred stock in full repayment of the indebtedness from the Trust ( $178.7 million plus accrued interest). In addition, the remaining 127,638 shares of Series B Preferred stock were converted into KCSI Common stock, resulting in the issuance to the EPFT of 1,531,656 shares of such Common stock. This Common stock was then transferred to KCSI and the Company has set these shares aside for use in connection with the KCSI Stock Option and Performance Award Plan, as amended and restated effective July 15, 1998. As a result of the termination of the Trust, the Series B Preferred stock is no longer issued or outstanding and the converted Common stock has been included in the shares issued above.

On July 29, 1997, the Company's Board of Directors authorized a 3-for-1 split in the Company's common stock effected in the form of a stock dividend. All share and per share data reflect this split.

The Company's stockholders approved a reverse stock split at a special stockholders' meeting held on July 15, 1998. The Company will not effect a reverse stock split until a separation of its two business segments (Transportation and Financial Services) is completed.

Shares outstanding are as follows at December 31, (in thousands):
                                                      1998       1997         1996
      $25 Par, 4% noncumulative, Preferred stock         242        242          242
      $.01 Par, Common stock                         109,815    108,084      108,918

Retained earnings include equity in unremitted earnings of unconsolidated affiliates of $125.9, $109.1 and $99.2 million at December 31, 1998, 1997 and 1996, respectively.


New Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities measured at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 and should not be retroactively applied to financial statements of periods prior to adoption.

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

Statement of Financial Accounting Standards No. 132 "Employers' Disclosure about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88, and 106" ("SFAS 132") was adopted by the Company in 1998 and prior year information has been included pursuant to SFAS 132. SFAS 132 establishes standardized disclosure requirements for pension and other postretirement benefit plans, requires additional information on changes in the benefit obligations and fair values of plan assets, and eliminates certain disclosures that are no longer useful. The standard does not change the measurement or recognition of pension or postretirement benefit plans. The adoption of SFAS 132 did not have a material impact on the Company's disclosures.

In 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the manner in which public business enterprises report information about operating segments in annual financial statements and requires disclosure of selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 did not have a material impact on the disclosures of the Company. See Note 13 for segment financial information. Prior year information is reflected pursuant to SFAS 131.

Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and disclosure of comprehensive income and its components in the financial statements. Prior year information has been included pursuant to SFAS 130. The Company's other comprehensive income consists primarily of unrealized gains and losses relating to investments held as "available for sale" securities as defined by SFAS 115. The unrealized gain related to these investments increased $40.3 million, $42.6 million and $30.1 million ($24.1 million, $25.9 million and $18.5 million, net of deferred taxes) for the years ended December 31, 1998, 1997 and 1996, respectively.

In Issue No. 96-16, the Emerging Issues Task Force ("EITF 96-16") of the FASB, reached a consensus that substantive minority rights which provide the minority shareholder with the right to effectively control significant decisions in the ordinary course of an investee's business could impact whether the majority shareholder should consolidate the investee. Management evaluated the rights of the minority shareholders of its consolidated subsidiaries. Application of EITF 96-16 did not affect the Company's consolidated financial statements.

In 1998, the Company adopted the guidance outlined in SOP 98-1. SOP 98-1 requires that computer software costs incurred in the preliminary project stage, as well as training and maintenance costs be expensed as incurred. This guidance also requires that direct and indirect costs associated with the application development stage of internal use software be capitalized until such time that the software is substantially complete and ready for its intended use. Capitalized costs are to be amortized on a straight line basis over the useful life of the software. The adoption of this guidance did not have a material impact on the Company's results of operations, financial position or cash flows.

Note 2. Acquisitions and Dispositions

DST Transactions. On December 21, 1998, DST and USCS International, Inc. ("USCS") announced the completion of the merger of USCS with a wholly-owned DST subsidiary. The merger, accounted for as a pooling of interests by DST, expands DST's presence in the output solutions and customer management software and services industries. USCS is a leading provider of customer management software to the cable television and convergence industries. Under the terms of the merger, USCS became a wholly-owned subsidiary of DST. DST issued approximately
13.8 million shares of its common stock in the transaction.

The issuance of additional DST common shares reduced KCSI's ownership interest from 41% to approximately 32%. Additionally, the Company recorded a one-time non-cash charge of approximately $36.0 million pretax ($23.2 million after-tax, or $0.21 per share), reflecting the Company's reduced ownership of DST and the Company's proportionate share of DST and USCS fourth quarter merger-related costs. KCSI accounts for its investment in DST under the equity method.

On August 1, 1996, The Continuum Company, Inc. ("Continuum"), formerly an approximate 23% owned DST equity affiliate, merged with Computer Sciences Corporation ("CSC," a publicly traded company) in a tax-free share exchange. In exchange for its ownership interest in Continuum, DST received CSC common stock, which DST accounts for as available for sale securities pursuant to SFAS 115.

As a result of this CSC/Continuum transaction, the Company's earnings for the year ended December 31, 1996 include approximately $47.7 million (after-tax, or $0.41 per diluted share), representing the Company's proportionate share of the one-time gain recognized by DST in connection with the merger. Continuum ceased to be an equity affiliate of DST, thereby eliminating any future Continuum equity affiliate earnings or losses. DST recognized equity losses in Continuum of $4.9 million for the first six months of 1996.

Acquisition of Nelson. On April 20, 1998, the Company completed its acquisition of 80% of Nelson, an investment advisor and manager based in the United Kingdom ("UK"). Nelson has six offices throughout the UK and offers planning based asset management services directly to private clients. Nelson managed approximately $1.2 billion of assets as of December 31, 1998. The acquisition, accounted for as a purchase, was completed using a combination of cash, KCSI common stock and notes payable. The total purchase price was approximately $33 million. The purchase price is in excess of the fair market value of the net tangible and identifiable intangible assets received and this excess was recorded as goodwill to be amortized over a period of 20 years. Assuming the transaction had been completed January 1, 1998, inclusion of Nelson's results on a pro forma basis, as of and for the year ended December 31, 1998, would not have been material to the Company's consolidated results of operations.

Grupo TFM. In June 1996, the Company and Transportacion Maritima Mexicana, S.A. de C.V. ("TMM") formed Grupo TFM. Grupo TFM was formed to participate in the privatization of the Mexican rail industry.

On December 6, 1996, Grupo TFM, TMM and the Company announced that the Mexican Government ("Government") had awarded to Grupo TFM the right to purchase 80% of the common stock of TFM for approximately 11.072 billion Mexican pesos (approximately $1.4 billion based on the U.S. dollar/Mexican peso exchange rate on the award date). TFM holds the concession to operate Mexico's "Northeast Rail Lines" for 50 years, with the option of a 50 year extension (subject to certain conditions).

The Northeast Rail Lines are a strategically important rail link to Mexico and the North American Free Trade Agreement ("NAFTA") corridor. The lines are estimated to transport approximately 40% of Mexico's rail cargo and are located next to primary north/south truck routes. The Northeast Rail Lines directly link Mexico City and Monterrey, as well as Guadalajara (through trackage rights), with the ports of Lazaro Cardenas, Veracruz, Tampico, and the cities of Matamoros and Nuevo Laredo. Nuevo Laredo is a primary transportation gateway between Mexico and the United States. The Northeast Rail Lines connect in Laredo, Texas to the Union Pacific Railroad and the Tex Mex. The Tex Mex links to KCSR at Beaumont, Texas through trackage rights. With the KCSR and Tex Mex interchange at Beaumont, and through KCSR's connections with major rail carriers at various other points, KCSR has developed a NAFTA rail system which is expected to facilitate the economic integration of the North American marketplace.

On January 31, 1997, Grupo TFM paid the first installment of the purchase price (approximately $565 million based on the U.S. dollar/Mexican peso exchange rate) to the Government, representing approximately 40% of the purchase price. This initial installment of the TFM purchase price was funded by Grupo TFM through capital contributions from TMM and the Company. The Company contributed approximately $298 million to Grupo TFM, of which approximately $277 million was used by Grupo TFM as part of the initial installment payment. The Company financed this contribution using borrowings under existing lines of credit.

On June 23, 1997, Grupo TFM completed the purchase of 80% of TFM through the payment of the remaining $835 million to the Government. This payment was funded by Grupo TFM using a significant portion of the funds obtained from: (i) senior secured term credit facilities ($325 million); (ii) senior notes and senior discount debentures ($400 million); (iii) proceeds from the sale of 24.6% of Grupo TFM to the Government (approximately $199 million based on the U.S. dollar/Mexican peso exchange rate on June 23, 1997); and (iv) additional capital contributions from TMM and the Company (approximately $1.4 million from each partner). Additionally, Grupo TFM entered into a $150 million revolving credit facility for general working capital purposes. The Government's interest in Grupo TFM is in the form of limited voting right shares, and the purchase agreement includes a call option for TMM and the Company, which is exercisable at the original amount (in U.S. dollars) paid by the Government plus interest based on one-year U.S. Treasury securities.

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

Concurrent with the financing transactions, Grupo TFM, TMM and the Company entered into a Capital Contribution Agreement ("Contribution Agreement") with TFM, which includes a possible capital call of $150 million from TMM and the Company if certain performance benchmarks, outlined in the agreement, are not met. The Company would be responsible for approximately $74 million of the capital call. The term of the Contribution Agreement is three years. In a related agreement between Grupo TFM, TFM and the Government, among others, the Government agreed to contribute up to $37.5 million of equity capital to Grupo TFM if TMM and the Company were required to contribute under the capital call provisions of the Contribution Agreement prior to July 16, 1998. As of July 16, 1998, no additional contributions from the Company were requested or made and, therefore, the Government did not contribute additional equity capital to Grupo TFM. The Government also committed that if it had not made any contributions by July 16, 1998, it would, up to July 31, 1999, make additional capital contributions to Grupo TFM (of up to an aggregate amount of $37.5 million) on a proportionate basis with TMM and the Company if capital contributions are required. Any capital contributions to Grupo TFM from the Government would be used to reduce the contribution amounts required to be paid by TMM and the Company pursuant to the Contribution Agreement. As of December 31, 1998 no additional contributions from the Company have been requested or made.

At December 31, 1998, the Company's investment in Grupo TFM was approximately $285.1 million. With the sale of 24.6% of Grupo TFM to the Government, the Company's interest in Grupo TFM declined from 49% to approximately 37% (with TMM and a TMM affiliate owning the remaining 38.4%). The Company accounts for its investment in Grupo TFM under the equity method.

On January 28, 1999, the Company, along with other direct and indirect owners of TFM, entered into a preliminary agreement with the Government. As part of that agreement, an option was granted to the Company, TMM and Grupo Servia, S.A. de C.V. ("Grupo Servia") to purchase the Government's 20% ownership interest in TFM at a discount. The option to purchase all or a portion of the Government's interest expires on November 30, 1999. If the purchase of at least 35% of the Government's stock is not completed by May 31, 1999, the entire option will expire on that date. If the option is fully exercised, the Company's additional cash investment is not expected to exceed $88 million. As part of this agreement and as a condition to exercise this option, the parties have agreed to settle the oustanding claims against the Government regarding a refund of Mexican Value Added Tax (VAT) payments. TFM has also agreed to sell to the Government a small section of redundant trackage for inclusion in another railroad concession. In addition, under the terms of the agreement, the Government would be released from its capital call obligations at the moment that the option is exercised in whole or in part. Furthermore, TFM, TMM, Grupo Servia and the Company have agreed to sell, in a public offering, a direct or indirect participation in at least the same percentage currently represented by the shares exercised in this option, by October 31, 2003, at the latest, subject to market conditions. The option and the other described agreements are conditioned on the parties entering into a final written agreement and the Company, TFM, TMM and Grupo Servia obtaining all necessary consents and authorizations.

Gateway Western Acquisition. In May 1997, the STB approved the Company's acquisition of Gateway Western, a regional rail carrier with operations from Kansas City, Missouri to East St. Louis and Springfield, Illinois and haulage rights between Springfield and Chicago, from the Southern Pacific Rail Corporation. Prior to the STB approval -- from acquisition in December 1996 through May 1997 -- the Company's investment in Gateway Western was treated as a majority-owned unconsolidated subsidiary accounted for under the equity method. Upon approval from the STB, the assets, liabilities, revenues and expenses were included in the Company's consolidated financial statements. The consideration paid for Gateway Western (including various acquisition costs and liabilities) was approximately $12.2 million, which exceeded the fair value of the underlying net assets by approximately $12.1 million. The resulting intangible is being amortized over a period of 40 years.

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

Berger Ownership Interest. As a result of certain transactions during 1997, the Company increased its ownership in Berger to 100% from approximately 80% at December 31, 1996. In January and December 1997, Berger purchased, for treasury, the common stock of minority shareholders. Also in December 1997, the Company acquired additional Berger shares from a minority shareholder through the issuance of 330,000 shares of KCSI common stock. In connection with these transactions, Berger granted options to acquire shares of Berger stock to certain of its employees. At December 31, 1998, the Company's ownership would have been diluted to approximately 91% if all of the outstanding options had been exercised. These transactions resulted in approximately $17.8 million of goodwill, which is being amortized over 15 years. However, see discussion of impairment of a portion of this goodwill in Note 3.

The Company's 1994 acquisition of a controlling interest in Berger was completed under a Stock Purchase Agreement ("Agreement") covering a five year period ending in October 1999. Pursuant to the Agreement, the Company may be required to make additional purchase price payments (up to $36.6 million) based upon Berger attaining certain incremental levels of assets under management up to $10 billion by October 1999. The Company made no payments under the Agreement during 1998. In 1997 and 1996, the Company made additional payments of $3.1 and $23.9 million, respectively, resulting in adjustments to the purchase price. The intangible amounts are amortized over 15 years.

Southern Capital. In October 1996, the Company and GATX Capital Corporation ("GATX") completed the transactions for the formation and financing of a joint venture to perform certain leasing and financing activities. The venture, Southern Capital, was formed through a GATX contribution of $25 million in cash, and a Company contribution (through KCSR and Carland, Inc.) of $25 million in net assets, comprising a negotiated fair value of locomotives and rolling stock and long-term indebtedness owed to KCSI and its subsidiaries. In an associated transaction, Southern Leasing Corporation ("SLC," an indirect wholly-owned subsidiary of the Company prior to dissolution in October 1996), sold to Southern Capital approximately $75 million of loan portfolio assets and rail equipment at fair value which approximated historical cost.

As a result of these transactions and subsequent repayment by Southern Capital of indebtedness owed to KCSI and its subsidiaries, the Company received cash which exceeded the net book value of its assets by approximately $44.1 million. Concurrent with the formation of the joint venture, KCSR entered into operating leases with Southern Capital for the majority of the rail equipment acquired by or contributed to Southern Capital. Accordingly, this excess fair value over book value is being recognized over the terms of the leases (approximately $4.4 million in 1998 and $4.9 million in 1997).

The cash received by the Company was used to reduce outstanding indebtedness by approximately $217 million, after consideration of applicable income taxes, through repayments on various lines of credit and subsidiary indebtedness. The Company reports its 50% ownership interest in Southern Capital under the equity method of accounting. See Notes 4 and 5 for additional information.

Under a prior agreement, GATX had an option to notify the Company of its intent to cause disposal of the loan portfolio assets of Southern Capital. GATX exercised its option with regard to this agreement and the Company and GATX are jointly reviewing options for disposition of these loan portfolio assets. The portfolio of rail assets would remain with Southern Capital. The disposal of the loan portfolio assets is not expected to have a material impact on the Company's results of operations, financial position or cash flows.



Note 3.  Restructuring, Asset Impairment and Other Charges

As discussed in Note 1, in response to changes in the competitive and business environment in the rail industry, the Company revised its methodology for evaluating goodwill recoverability effective December 31, 1997. As a result of this revised methodology (as well as certain changes in estimate), the Company determined that the aggregate carrying value of the goodwill and other intangible assets associated with the 1993 MidSouth purchase exceeded their fair value (measured by reference to the net present value of future cash flows). Accordingly, the Company recorded an impairment loss of $91.3 million in 1997.

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

During the fourth quarter of 1997, Transportation management committed to dispose, as soon as practicable, certain under-performing branch lines acquired in connection with the 1993 MidSouth purchase, as well as certain of the Company's non-operating real estate. Accordingly, in accordance with SFAS 121, the Company recognized losses aggregating $38.5 million which represented the excess of carrying value over fair value less cost to sell. Results of operations related to these assets included in the accompanying consolidated financial statements cannot be separately identified. During 1998, one of the branch lines was sold for a pretax gain of approximately $2.9 million. Management efforts are ongoing to procure bids on the other branch line and non-operating real estate.

In accordance with SFAS 121, the Company periodically evaluates the recoverability of its operating properties. As a result of continuing operating losses and a further decline in the customer base of the Transportation segment's bulk coke handling facility (Pabtex, Inc.) the Company determined that the long-lived assets related thereto may not be fully recoverable. Accordingly, the Company recognized an impairment loss of $9.2 million in 1997 representing the excess of carrying value over fair value.

Additionally, the Company recorded expenses aggregating $44.7 million related to restructuring and other costs. This amount includes approximately $27.1 related to the termination of a union productivity fund (which required KCSR to pay certain employees when reduced crew levels were used) and employee separations, as well as $17.6 million of other costs related to reserves for leases, contracts, impaired investments and other reorganization costs. During 1998, approximately $31.1 million of cash payments were made and approximately $2.5 million of the reserves were reduced based primarily on changes in the estimate of claims made relating to the union productivity fund. Approximately $6.5 million of reserves remain accrued at December 31, 1998.



Note 4. Supplemental Cash Flow Disclosures

Supplemental Disclosures of Cash Flow Information.
                                        1998           1997            1996
Cash payments (in millions):
     Interest                      $      74.2     $     64.5     $     56.0
     Income taxes                         83.2           65.3          121.0

Supplemental Schedule of Noncash Investing and Financing Activities. As discussed in Note 2, during second quarter 1998, in connection with Company's acquisition of Nelson, the Company issued approximately 67,000 shares of KCSI Common stock (valued at $3.2 million) to certain of the sellers of the Nelson shares. Also, notes payable of $4.9 million were recorded as part of the purchase price, payable by March 31, 2005, bearing interest at 7 percent.

As discussed in Note 2, during 1997 the Company purchased a portion of the Berger minority interest. The Company issued 330,000 shares of its common stock, valued at $10.1 million, in exchange for the increased investment in Berger.

In connection with the Southern Capital joint venture formation, the Company (through its subsidiaries KCSR, Carland, Inc. and SLC) contributed/sold to Southern Capital rail equipment, current and non-current loan portfolio assets, and long-term indebtedness owed to KCSI and its subsidiaries (see Note 2). Southern Capital repaid the indebtedness owed KCSI and its subsidiaries with borrowings under Southern Capital's credit facility. Cash received by KCSI from Southern Capital of approximately $224 million is reflected in the Consolidated Statement of Cash Flows for the year ended December 31, 1996 as proceeds from disposal of property ($184 million) and proceeds from disposal of other investments ($40 million). The Company accrued for expected income taxes on the transaction and, as described in Note 2, deferred the excess cash received over the book value of the assets contributed and sold.

Company subsidiaries and affiliates hold various investments which are accounted for as "available for sale" securities as defined in SFAS 115. The Company records its proportionate share of any unrealized gains or losses related to these investments, net of deferred taxes, in accumulated other comprehensive income. Stockholders' equity increased $24.1, $25.9, and $18.5 million in 1998, 1997 and 1996, respectively, as a result of unrealized gains related to these investments.

During 1998,  1997 and 1996,  the Company  issued  227,178,  245,550 and 305,400 shares of KCSI Common stock, respectively, under various offerings of the Employee Stock Purchase Plan ("ESPP").

These shares, totaling a purchase price of $3.0, $3.1 and $3.8 million in 1998, 1997 and 1996, respectively, were subscribed and paid for through employee payroll deductions in years preceding the issuance of stock.

During  1998,  1997 and  1996,  the  Company's  Board of  Directors  declared  a quarterly dividend totaling approximately $4.4, $4.5 and $3.6 million, respectively, payable in January of the following year. The dividend declaration reduced retained earnings and established a liability at the end of each respective year. No cash outlay occurred until the subsequent year.



Note 5. Investments

Investments  held  for  operating   purposes,   which  include   investments  in
unconsolidated affiliates, are as follows (in millions):
                                     Percentage
                                     Ownership
Company Name                    December 31, 1998                     Carrying Value
---------------------------     -----------------         ---------------------------------------
                                                             1998          1997           1996
                                                          -----------   -----------   -----------
DST (a)                                   32%             $     376.0   $     345.3   $     283.5
Grupo TFM (b)                             37%                   285.1         288.2           2.7
Southern Capital                          50%                    24.6          27.6          25.5
Mexrail                                   49%                    13.0          14.9          14.1
Other                                                            11.2          10.5          11.3
Market valuation allowances                                      (2.8)         (3.0)         (1.9)
                                                          -----------   -----------   -----------

     Total (c)                                            $     707.1   $     683.5   $     335.2
                                                          ===========   ===========   ===========

(a) On December 21, 1998, DST and USCS announced the completion of the merger of USCS with a wholly-owned DST subsidiary. Under the terms of the merger, which was accounted for as a pooling of interests by DST, USCS became a wholly-owned subsidiary of DST. DST issued approximately 13.8 million shares of its common stock in the transaction, resulting in a reduction of KCSI's ownership interest from 41% to approximately 32%. (See Note 2). Fair market value at December 31, 1998 (based on DST's New York Stock Exchange closing market price) was approximately $1,156.7 million.


(a)  In June 1997, the Mexican Government purchased approximately 24.6% of Grupo
     TFM,   reducing  the   Company's   ownership  in  Grupo  TFM  from  49%  to
     approximately 37% (see Note 2).

(b) Fair market value is not readily determinable for investments other than noted above, and in the opinion of management, market value approximates carrying value

Additionally, DST holds investments in the common stock of State Street Corporation and CSC, among others, which are accounted for as "available for sale" securities as defined by SFAS 115. The Company records its proportionate share of any unrealized DST gains or losses related to these investments, net of deferred taxes, in accumulated other comprehensive income.


Transactions With and Between Unconsolidated Affiliates. The Company and its subsidiary, KCSR, paid certain expenses on behalf of Grupo TFM during 1997. In addition, the Company has a management services agreement with Grupo TFM to provide certain consulting and management services. At December 31, 1998, $1.5 million is reflected as an accounts receivable in the Company's consolidated balance sheet.

In connection with the October 1996 formation of the Southern Capital joint venture, KCSR entered into operating leases with Southern Capital for locomotives and rolling stock at rental rates management believes reflect market. KCSR paid Southern Capital $25.1, $23.5 and $4.5 million under these operating leases in 1998, 1997 and 1996, respectively. Additionally, Southern Group, Inc. ("SGI"), a wholly-owned subsidiary of KCSR, entered into a contract with Southern Capital to manage the loan portfolio assets held by Southern Capital, as well as to perform general administrative and accounting functions for the venture. Payments under this contract were approximately $1.7 million in 1998 and 1997 and $0.3 million in 1996.

Together, Janus and Berger incurred approximately $5.5, $5.3 and $5.4 million in 1998, 1997 and 1996, respectively, in expenses associated with various services provided by DST and its subsidiaries and affiliates.

Janus recorded $8.9, $7.1 and $5.9 million in revenues for the years ended December 31, 1998, 1997 and 1996, respectively, representing management fees earned from IDEX Management, Inc. ("IDEX"). IDEX was a 50% owned investment of Janus prior to disposition during second quarter 1998. Janus recognized an $8.8 million pretax gain in connection with this disposition.

Throughout  1996,  the  Company  repurchased  KCSI  common  stock owned by DST's
portion  of  the  ESOP.  In  total,   1,605,000   shares  were  repurchased  for
approximately $24.2 million.

Financial Information. Combined financial information of all unconsolidated affiliates that the Company and its subsidiaries account for under the equity method follows. Note that information relating to DST (i.e., the equity in net assets of unconsolidated affiliates, financial condition and operating results) has been restated to combine the historical results of DST and USCS as a result of their merger on December 21, 1998. All amounts are in millions.

                                                                      December 31, 1998
                                                   --------------------------------------------------------
                                                                      Grupo
                                                        DST          TFM (i)         Other            Total
                                                   -----------    -----------     ----------     -----------
   Investment in unconsolidated affiliates         $     376.0    $     285.1     $     38.6     $     699.7

   Equity in net assets of
     unconsolidated affiliates                           376.0          282.4           34.6           693.0

   Dividends and distributions received
     from unconsolidated affiliates                        -              -              6.1             6.1

Financial Condition:
   Current assets                                  $     385.7    $     109.9     $     33.1     $     528.7
   Non-current assets                                  1,514.3        1,974.7          277.0         3,766.0
                                                   -----------    -----------     ----------     -----------
       Assets                                      $   1,900.0    $   2,084.6     $    310.1     $   4,294.7
                                                   ===========    ===========     ==========     ===========

   Current liabilities                             $     271.6    $     233.9     $     48.6     $     554.1
   Non-current liabilities                               461.4          745.0          191.7         1,398.1
   Minority interest                                       0.8          342.4            -             343.2
   Equity of stockholders and partners                 1,166.2          763.3           69.8         1,999.3
                                                   -----------    -----------     ----------     -----------
       Liabilities and equity                      $   1,900.0    $   2,084.6     $    310.1     $   4,294.7
                                                   ===========    ===========     ==========     ===========

Operating results:
   Revenues                                        $   1,096.1    $     431.3     $     87.7     $   1,615.1
                                                   -----------    -----------     ----------     -----------
   Costs and expenses                              $     976.6    $     368.8     $     85.4     $   1,430.8
                                                   -----------    -----------     ----------     -----------
   Net Income (loss)                               $      71.6    $      (7.3)    $      2.4     $      66.7
                                                   -----------    -----------     ----------     -----------

                                                                      December 31, 1997
                                                   ---------------------------------------------------------
                                                                      Grupo
                                                        DST          TFM (i)         Other            Total
                                                   -----------    -----------     ----------     -----------
   Investment in unconsolidated affiliates         $     345.3    $     288.2     $     44.6     $     678.1

   Equity in net assets of
     unconsolidated affiliates                           300.1          285.1           39.6           624.8

   Dividends and distributions received
     from unconsolidated affiliates                        -              -              0.2             0.2

Financial Condition:
   Current assets                                  $     351.2    $     114.7     $     29.9     $     495.8
   Non-current assets                                  1,197.3        1,990.4          255.1         3,442.8
                                                   -----------    -----------     ----------     -----------
       Assets                                      $   1,548.5    $   2,105.1     $    285.0     $   3,938.6
                                                   ===========    ===========     ==========     ===========

   Current liabilities                             $     212.0    $     158.5     $     13.2     $     383.7
   Non-current liabilities                               404.2          830.6          191.7         1,426.5
   Minority interest                                       1.4          345.4            -             346.8
   Equity of stockholders and partners                   930.9          770.6           80.1         1,781.6
                                                   -----------    -----------     ----------     -----------
       Liabilities and equity                      $   1,548.5    $   2,105.1     $    285.0     $   3,938.6
                                                   ===========    ===========     ==========     ===========

Operating results:
   Revenues                                        $     950.0    $     206.4     $     83.2     $   1,239.6
                                                   -----------    -----------     ----------     -----------
   Costs and expenses                              $     823.1    $     190.5     $     61.4     $   1,075.0
                                                   -----------    -----------     ----------     -----------
   Net Income (loss)                               $      79.4    $     (36.5)    $      5.9     $      48.8
                                                   -----------    -----------     ----------     -----------


                                                                        December 31, 1996
                                                   ---------------------------------------------------------
                                                                      Grupo
                                                      DST            TFM (i)         Other            Total
                                                   -----------    -----------     ----------     -----------
   Investment in unconsolidated affiliates         $     283.5    $       2.7     $     39.7     $     325.9

   Equity in net assets of
     unconsolidated affiliates                           256.7            2.1           35.2           294.0

   Dividends and distributions received
     from unconsolidated affiliates                        -              -              3.7             3.7

Financial Condition:
   Current assets                                  $     300.2    $       1.2     $     34.4     $     335.8
   Non-current assets                                  1,003.5            4.2          331.7         1,339.4
                                                   -----------    -----------     ----------     -----------
       Assets                                      $   1,303.7    $       5.4     $    366.1     $   1,675.2
                                                   ===========    ===========     ==========     ===========

   Current liabilities                             $     188.9    $       1.2     $     27.2     $     217.3
   Non-current liabilities                               318.6            -            267.7           586.3
   Equity of stockholders and partners                   796.2            4.2           71.2           871.6
                                                   -----------    -----------     ----------     -----------
       Liabilities and equity                      $   1,303.7    $       5.4     $    366.1     $   1,675.2
                                                   ===========    ===========     ==========     ===========


Operating results:
   Revenues                                        $     844.0    $         -     $     76.4     $     920.4
                                                   -----------    -----------     ----------     -----------
   Costs and expenses                              $     765.8    $         -     $     62.0     $     827.8
                                                   -----------    -----------     ----------     -----------
   Net Income                                      $     177.8    $         -     $      4.9     $     182.7
                                                   -----------    -----------     ----------     -----------

(i) Grupo TFM is presented on a U.S. GAAP basis.

Generally, the difference between the carrying amount of the Company's investment in unconsolidated affiliates and the underlying equity in net assets is attributable to certain equity investments whose carrying amounts have been reduced to zero, and report a net deficit. For 1997 and 1996, the difference between the Company's investment in DST and the underlying equity in net assets is attributable to the effects of restating DST's financial statements for the merger of a DST wholly-owned subsidiary with USCS. In addition, with respect to the Company's investment in Grupo TFM, the effects of foreign currency transactions and capitalized interest prior to June 23, 1997, which are not recorded on the investee's books, also result in these differences.

Other. Interest income on cash and equivalents and investments in advised funds was $8.1, $7.9 and $4.9 million in 1998, 1997 and 1996, respectively.



Note 6. Other Balance Sheet Captions

Investments in Advised Funds. Information with respect to investments in advised funds is summarized as follows (in millions):
                                                        1998               1997                1996
                                                    -----------         -----------         ----------
Available for sale:
      Cost basis                                    $     140.8         $      95.5         $     58.9
      Gross unrealized gains                                5.4                 2.0                2.4
                                                    -----------         -----------         ----------
          Sub-total                                       146.2                97.5               61.3
                                                    -----------         -----------         ----------
Trading:
      Cost basis                                            3.2                 2.1                5.6
      Gross unrealized gains                                -                   0.7                0.9
      Gross unrealized losses                              (0.3)                 -                  -
                                                    -----------         -----------         ----------
          Sub-total                                         2.9                 2.8                6.5
                                                    -----------         -----------         ----------
      Total                                         $     149.1         $     100.3         $     67.8
                                                    ===========         ===========         ==========

Gross realized gains were not material to the Company's consolidated results of operations for the years ended 1998, 1997 and 1996.

Investments in advised funds are generally used by Janus and Berger to fund operations and dividends. Pursuant to contractual agreements, Janus is required to pay at least 90% of its net income to its shareholders each year.

Accounts  Receivable.  Accounts receivable include the following  allowances (in millions):
                                                        1998               1997                1996
                                                    -----------         -----------         ----------
Accounts receivable                                 $     214.2         $     181.9         $    141.4
Allowance for doubtful accounts                            (5.8)               (4.9)              (3.3)
                                                    -----------         -----------         ----------
Accounts receivable, net                            $     208.4         $     177.0         $    138.1
                                                    ===========         ===========         ==========
Doubtful accounts expense                           $       0.9         $       1.6         $      1.4
                                                    -----------         -----------         ----------

Other Current  Assets.  Other  current  assets  include the following  items (in millions):
                                                        1998                1997                1996
                                                    -----------         -----------         ----------
Deferred income taxes                               $      14.8         $      10.1         $      8.6
Other                                                      23.0                13.8               15.4
                                                    -----------         -----------         ----------
      Total                                         $      37.8         $      23.9         $     24.0
                                                    ===========         ===========         ==========

Properties. Properties and related accumulated depreciation and amortization are summarized below (in millions):
                                                        1998               1997                1996
                                                    -----------         -----------         ----------
Properties, at cost
   Transportation
     Road properties                                $   1,381.4         $   1,306.4         $  1,308.2
     Equipment, including $6.7, $15.4 and
      $15.4 financed under capital leases                 327.7               294.6              289.2
     Other                                                 55.1               106.2               76.8
   Financial Services, including $0, $1.4
     and $1.4 equipment financed under
     capital leases                                        69.6                38.6               36.4
                                                    -----------         -----------         ----------
     Total                                              1,833.8             1,745.8            1,710.6
                                                    -----------         -----------         ----------

Accumulated depreciation and amortization
   Transportation
     Road properties                                      384.9               346.2              330.3
     Equipment, including $3.5, $10.8
       and $10.2 for capital leases                       127.6               116.8              109.3
     Other                                                 22.4                26.4               24.1
   Financial Services
     including $0, $1.4 and $1.4
     for equipment capital leases                          32.2                29.2               27.6
                                                    -----------         -----------         ----------

          Total                                           567.1               518.6              491.3
                                                    -----------         -----------         ----------

       Net Properties                               $   1,266.7         $   1,227.2         $  1,219.3
                                                    ===========         ===========         ==========

As discussed in Note 3, effective December 31, 1997, the Company recorded a charge representing long-lived assets held for disposal and impairment of assets in accordance with SFAS 121.

Intangibles and Other Assets. Intangibles and other assets include the following items (in millions):
                                                        1998               1997                1996
                                                    -----------         -----------         ----------
Identifiable Intangibles                            $      49.5         $      49.5         $     49.5
Goodwill                                                  125.7                91.7              200.8
Accumulated amortization                                 ( 24.2)              (18.1)             (40.6)
                                                    -----------         -----------         ----------
  Net                                                     151.0               123.1              209.7
Other assets                                               25.4                27.3               27.8
                                                    -----------         -----------         ----------

  Total                                             $     176.4         $     150.4         $    237.5
                                                    ===========         ===========         ==========

As discussed in Note 1, effective December 31, 1997, the Company changed its method of evaluating the recoverability of goodwill. Also, see Note 3 for discussion of goodwill impairment recorded during fourth quarter 1997.

Accrued  Liabilities.  Accrued  liabilities  include  the  following  items  (in millions):
                                                        1998               1997                1996
                                                    -----------         -----------         ----------
Prepaid freight charges due other railroads         $      30.4         $      38.6         $     26.1
Current interest payable on indebtedness                   13.2                17.2               15.2
Contract allowances                                        12.7                20.2               14.0
Productivity Fund liability                                 -                  24.2                -
Other                                                     103.4               117.6               79.1
                                                    -----------         -----------         ----------
      Total                                         $     159.7         $     217.8         $    134.4
                                                    ===========         ===========         ==========


See Note 3 for discussion of reserves established in 1997 for restructuring and other charges.



Note 7. Long-Term Debt

Indebtedness  Outstanding.  Long-term debt and pertinent  provisions  follow (in millions):
                                                        1998               1997                1996
                                                    -----------         -----------         ----------
KCSI
Competitive Advance & Revolving Credit
   Facilities, through May 2002                     $     315.0         $     282.0         $     40.0
   Rates: Below Prime
Notes and Debentures, due July
   2002 to December 2025                                  400.0               500.0              500.0
   Unamortized discount                                    (2.4)               (2.7)              (3.0)
   Rates: 6.625% to 8.80%

KCSR
Equipment trust indebtedness, due
   serially to June 2009                                   78.8                88.9               96.1
   Rates: 7.15% to 9.68%

Other
Short-term working capital lines                           28.0                31.0                -
   Rates:  Below Prime
Subordinated and senior notes, secured term
   loans and industrial revenue bonds, due
   May 2004 to February 2018                               16.9                17.4               12.0
   Rates: 3.0% to 7.89%
                                                    -----------         -----------         ----------

Total                                                     836.3               916.6              645.1
Less: debt due within one year                             10.7               110.7                7.6
                                                    -----------         -----------         ----------
Long-term debt                                      $     825.6         $     805.9         $    637.5
                                                    ===========         ===========         ==========

KCSI Credit  Agreements.  The  Company's  lines of credit at  December  31, 1998 follow (in millions):
                                                  Facility
   Lines of Credit                                  Fee              Total            Unused
-------------------------------------------------------------     ------------    ------------
     KCSI                                      .07 to .25%        $      555.0    $      240.0
     KCSR                                           .1875%                 5.0             5.0
     Gateway Western                                .1875%                40.0            12.0
     Berger                                          .125%                 6.0             6.0
                                                                  ------------    ------------
                        Total                                     $      606.0    $      263.0
                                                                  ============    ============

On May 5, 1995, the Company established a credit agreement in the amount of $400 million, comprised of a $300 million five-year facility and a $100 million 364-day facility. The $300 million facility was renewed in May 1997, extending through May 2002, while the $100 million facility is expected to be renewed annually. Proceeds of these facilities have been and are anticipated to be used for general corporate purposes. The agreements contain a facility fee ranging from .07-.25% per annum and interest rates below prime. Additionally, in May 1998, the Company established an additional $100 million 364-day credit agreement assumable by the Financial Services segment for its use upon separation of the Company's two segments. Proceeds of this facility have been and are anticipated to be used to repay Company debt and for general corporate purposes. This agreement contains a facility fee of .15% and interest rates below prime. The Company also has various other lines of credit totaling $106 million. These additional lines, which are available for general corporate purposes, have interest rates below prime and terms of less than one year. Among other provisions, the agreements limit subsidiary indebtedness and sale of assets, and require certain coverage ratios to be maintained. As of December 31, 1998, the Company was in compliance with all covenants of these agreements. At December 31, 1998, the Company had borrowings of $343 million under its various lines of credit leaving $263 million available for use, subject to limitations within existing financial covenants as noted below.

As discussed in Note 2, in January 1997, the Company made an approximate $298 million capital contribution to Grupo TFM, of which approximately $277 million was used by Grupo TFM for the purchase of TFM. This payment was funded using borrowings under the Company's lines of credit.


Public Debt Transactions. During 1998, $100 million of 5.75% Notes which matured on July 1, 1998 were repaid using borrowings under existing lines of credit.

Public indebtedness of the Company at December 31, 1998 includes: $100 million of 7.875% Notes due 2002; $100 million of 6.625% Notes due in 2005; and $100 million of 8.8% Debentures due 2022; and $100 million of 7% Debentures due 2025. The various Notes are not redeemable prior to their respective maturities. The 8.8% Debentures are redeemable on or after July 1, 2002 at a premium of 104.04%, which declines to par on or after July 1, 2012. The 7% Debentures are redeemable at the option of the Company, at any time, in whole or in part, at a redemption price equal to the greater of (a) 100% of the principal amount of such Debentures or (b) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the date of redemption on a semiannual basis at the Treasury Rate (as defined in the Debentures agreement) plus 20 basis points, and in each case accrued interest thereon to the date of redemption.

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


Other Agreements, Guarantees, Provisions and Restrictions. The Company has debt agreements containing restrictions on subsidiary indebtedness, advances and transfers of assets, and sale and leaseback transactions, as well as requiring compliance with various financial covenants. At December 31, 1998, the Company was in compliance with the provisions and restrictions of these agreements. Because of certain financial covenants contained in the credit agreements, however, maximum utilization of the Company's available lines of credit may be restricted. Unrestricted retained earnings at December 31, 1998 was $480.9 million.


Leases and Debt Maturities. The Company and its subsidiaries lease transportation equipment, as well as office and other operating facilities under various capital and operating leases. Rental expenses under operating leases were $70, $64 and $42 million for the years 1998, 1997 and 1996, respectively. As more fully described in Note 2, in connection with the Southern Capital joint venture transactions completed in October 1996, KCSR entered into operating leases with Southern Capital for locomotives and railroad rolling stock. Accordingly, beginning in 1997 rental expense under operating leases was higher than previous years.

Minimum annual payments and present value thereof under existing capital leases,
other  debt   maturities,   and  minimum   annual   rental   commitments   under
noncancellable operating leases are as follows (in millions):
                            Capital Leases                                                Operating Leases
                ------------------------------------                            ----------------------------------
                Minimum                       Net
                 Lease         Less         Present      Other         Total
               Payments      Interest        Value       Debt          Debt     Affiliates    Third Party    Total
               ---------     ---------    ---------    ---------     --------     --------     --------    -------
1999            $    0.8     $     0.4    $     0.4    $    10.3     $   10.7     $   25.1     $   37.1    $  62.2
2000                 0.8           0.4          0.4         10.6         11.0         25.1         25.1       50.2
2001                 0.8           0.3          0.5         12.3         12.8         25.1         18.6       43.7
2002                 0.8           0.3          0.5        112.3        112.8         25.1         13.8       38.9
2003                 0.8           0.2          0.6         15.8         16.4         25.1         11.4       36.5
Later years          2.5           0.6          1.9        670.7        672.6        105.4         17.1      122.5
               ---------     ---------    ---------    ---------     --------     --------     --------    -------
Total           $    6.5     $     2.2    $     4.3    $   832.0     $  836.3     $  230.9     $  123.1    $ 354.0
               =========     =========    =========    =========     ========     ========     ========    =======


Fair Value of Long-Term Debt. Based upon the borrowing rates currently available to the Company and its subsidiaries for indebtedness with similar terms and average maturities, the fair value of long-term debt was approximately $867, $947 and $663 million at December 31, 1998, 1997 and 1996, respectively.



Note 8. Income Taxes

Under the liability method of accounting for income taxes specified by Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Generally, deferred tax expense is the result of changes in the liability for deferred taxes.

The following summarizes pretax income (loss) for the years ended December 31, (in millions):

                                                         1998               1997                1996
                                                     -----------         -----------         ----------
Domestic                                             $     357.5         $      91.8         $    237.1
International                                               (3.1)              (12.6)               0.2
                                                     -----------         -----------         ----------
Total                                                $     354.4         $      79.2         $    237.3
                                                     ===========         ===========         ==========

Tax Expense.  Income tax expense (benefit) attributable to continuing operations consists of the following components (in millions):
                                                         1998               1997                1996
                                                     -----------         -----------         ----------
Current
     Federal                                         $      91.6         $      73.4         $     45.6
     State and local                                        16.0                11.6                6.4
                                                     -----------         -----------         ----------
          Total current                                    107.6                85.0               52.0
                                                     -----------         -----------         ----------
Deferred
     Federal                                                20.8               (14.1)              15.7
     State and local                                         2.4                (2.5)               2.9
                                                     -----------         -----------         ----------
          Total deferred                                    23.2               (16.6)              18.6
                                                     -----------         -----------         ----------
Total income tax provision                           $     130.8         $      68.4         $     70.6
                                                     ===========         ===========         ==========

The  federal  and  state  deferred  tax  liabilities  (assets)  recorded  on the
Consolidated  Balance Sheets at December 31, 1998, 1997 and 1996,  respectively, follow (in millions):
                                                         1998               1997                1996
                                                     -----------         -----------         ----------
Liabilities:
     Depreciation                                    $     345.2         $     306.6         $    302.7
     Equity, unconsolidated affiliates                     119.5               106.8               93.4
     Other, net                                              0.4                 0.4                 -
                                                     -----------         -----------         ----------
       Gross deferred tax liabilities                      465.1               413.8              396.1
                                                     -----------         -----------         ----------
Assets:
     NOL and AMT credit carryovers                         (11.2)              (11.2)             (14.6)
     Book reserves not currently deductible
       for tax                                             (38.0)              (57.8)             (34.7)
     Deferred compensation and other
       employee benefits                                   (14.5)              (13.3)              (7.7)
     Deferred revenue                                       (2.2)               (2.9)              (4.2)
     Vacation accrual                                       (4.3)               (3.3)              (2.7)
     Other, net                                             (6.1)               (3.2)              (3.1)
                                                     -----------         -----------         ----------
       Gross deferred tax assets                           (76.3)              (91.7)             (67.0)
                                                     -----------         -----------         ----------
Net deferred tax liability                           $     388.8         $     322.1         $    329.1
                                                     ===========         ===========         ==========



Based upon the Company's history of operating earnings and its expectations for the future, management has determined that operating income of the Company will, more likely than not, be sufficient to recognize fully the above gross deferred tax assets.

Tax  Rates.  Differences  between  the  Company's  effective  income  tax  rates applicable to continuing  operations  and the U.S.  federal income tax statutory rates of 35% in 1998, 1997 and 1996, are as follows (in millions):
                                                         1998               1997                1996
                                                     -----------         -----------         ----------
Income tax expense using the
  statutory rate in effect                           $     124.0         $      27.7         $     83.0
Tax effect of:
     Earnings of equity investees                           (6.3)               (7.0)             (19.5)
     Goodwill Impairment (see Note 3)                                           35.0
     Other, net                                             (5.3)                3.6               (2.2)
                                                     -----------         -----------         ----------

Federal income tax expense                                 112.4                59.3               61.3
State and local income tax expense                          18.4                 9.1                9.3
                                                     -----------         -----------         ----------
Total                                                $     130.8         $      68.4         $     70.6
                                                     ===========         ===========         ==========
Effective tax rate                                          36.9%               86.4%              29.7%
                                                     ===========         ===========         ==========


Tax Carryovers. At December 31, 1998, the Company had $4.0 million of alternative minimum tax credit carryover generated by MidSouth and Gateway Western prior to acquisition by the Company. These credits can be carried forward indefinitely and are available on a "tax return basis" to reduce future federal income taxes payable.

The amount of federal NOL carryover generated by MidSouth and Gateway Western prior to acquisition was $67.8 million. The Company utilized approximately $17.8, $0.7 and $31.9 million of these NOL's in 1998, 1997 and 1996, respectively, leaving approximately $17.4 million of carryover available, with expiration dates beginning in the year 2005. The use of preacquisition net operating losses and tax credit carryovers is subject to limitations imposed by the Internal Revenue Code. The Company does not anticipate that these limitations will affect utilization of the carryovers prior to their expiration.


Tax Examinations. Examinations of the consolidated federal income tax returns for the years 1993-1996 by the Internal Revenue Service ("IRS") have been started. The IRS has completed examinations of the consolidated federal income tax returns for the years 1990-1992 and has proposed certain tax assessments for these years. For years prior to 1990, the statute of limitations has closed and all issues raised by the IRS examinations have been resolved. In addition, other taxing authorities are currently examining the years 1994-1996 and have proposed additional tax assessments for which the Company believes it has recorded adequate reserves.

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



Note 9. Stockholders' Equity

Pro Forma Fair Value Information for Stock-Based Compensation Plans. At December
31, 1998,  the Company had several  stock-based  compensation  plans,  which are
described   separately   below.   The   Company   applies  APB  25  and  related
interpretations  in accounting for its plans, and  accordingly,  no compensation
cost has been  recognized for the Company's fixed stock option plans or the ESPP programs. Had compensation cost for the Company's stock-based compensation plans been determined in accordance with the fair value accounting  method  prescribed by SFAS 123 for options issued after December 31, 1994, the Company's net income
(loss) and  earnings  (loss) per share would have been  reduced to the pro forma amounts indicated below:
                                               1998         1997          1996
                                            --------     ---------     --------
     Net income (loss) (in millions):
          As reported                       $  190.2     $  (14.1)     $  150.9
          Pro Forma                            179.0        (21.1)        146.5

     Earnings (loss) per Basic share:
          As reported                       $   1.74     $  (0.13)     $   1.33
          Pro Forma                             1.64        (0.20)         1.29

     Earnings (loss) per Diluted share:
          As reported                       $   1.66     $  (0.13)     $   1.31
          Pro Forma                             1.58        (0.20)         1.26

Stock Option Plans. During 1998, various existing Employee Stock Option Plans were combined and amended as the Kansas City Southern Industries, Inc. 1991 Amended and Restated Stock Option and Performance Award Plan (as amended and restated effective July 15, 1998) This amended Plan provides for the granting of options to purchase up to 26.0 million shares of the Company's common stock by officers and other designated employees. Such options have been granted at 100% of the average market price of the Company's stock on the date of grant and generally may not be exercised sooner than one year, or longer than ten years following the date of the grant, except that options outstanding with limited rights ("LR's") or limited stock appreciation rights ("LSAR's"), become immediately exercisable upon certain defined circumstances constituting a change in control of the Company. The Plans include provisions for stock appreciation rights, LRs and LSAR's. All outstanding options include LRs, except for options granted to non-employee Directors.

For purposes of computing  the pro forma effects of option grants under the fair value  accounting  method  prescribed by SFAS 123, the fair value of each option grant is  estimated  on the date of grant  using a version of the  Black-Scholes option pricing model. The following assumptions were used for the various grants depending on the date of grant, nature of vesting and term of option:
                                       1998                   1997                  1996
                                  --------------         --------------         --------------
     Dividend Yield                 .34% to .56%           .47% to .82%           .81% to .93%
     Expected Volatility              30% to 42%             24% to 31%             30% to 32%
     Risk-free Interest Rate      4.74% to 5.64%         5.73% to 6.57%         5.27% to 6.42%
     Expected Life                       3 years                3 years                3 years

A summary of the status of the  Company's  stock option plans as of December 31,
1998,  1997 and 1996,  and  changes  during the years then ended,  is  presented below:
                                                 1998                    1997                    1996
                                           ------------------     -------------------     -------------------
                                                    Weighted-                Weighted-               Weighted-
                                                     Average                  Average                 Average
                                                    Exercise                 Exercise                Exercise
                                            Shares    Price         Shares    Price         Shares     Price
                                           ---------   ------     ----------   ------     ----------   ------
    Outstanding at January 1               9,892,581   $12.12     10,384,149   $10.83     11,026,116   $ 9.68
    Exercised                             (1,600,829)   13.07     (1,874,639)   10.33     (1,554,567)    5.48
    Canceled/Expired                         (40,933)   21.75       (401,634)   15.40        (33,570)   14.57
    Granted                                1,177,123    39.62      1,784,705    18.51        946,170    15.57
                                           ---------   ------     ----------   ------     ----------   ------

    Outstanding at December 31             9,427,942    15.35      9,892,581    12.12     10,384,149    10.83
                                           =========   ======     ==========   ======     ==========   ======

    Exercisable at December 31             8,222,782               8,028,475               5,754,549

    Weighted-Average Fair Value of options
      granted during the year                 $12.31                  $ 4.72                  $ 4.10

The following table summarizes the information  about stock options  outstanding at December 31, 1998:
                                            OUTSTANDING                                     EXERCISABLE
                         ---------------------------------------------------      ------------------------------
                                             Weighted-              Weighted-                          Weighted-
 Range of                  Number             Average                Average          Number            Average
 Exercise                Outstanding         Remaining              Exercise       Exercisable          Exercise
  Prices                 at 12/31/98     Contractual Life             Price        at 12/31/98           Price
----------               -----------     ----------------           --------       -----------         ---------
$  2  - 10                2,980,530             3.0 years           $  4.95          2,980,530         $  4.95
   10 - 15                1,057,963             7.0                   12.94          1,000,138           12.86
   15 - 20                3,600,998             7.4                   15.73          3,590,198           15.73
   20 - 30                  879,205             7.4                   23.62            624,341           21.67
   30 - 40                    3,888             9.6                   35.94              1,487           32.52
   40 - 48                  905,358            10.0                   42.79             26,088           42.31
                          ---------                                                  ---------

    2 - 48                9,427,942             6.2                   15.35          8,222,782           12.01
                          =========                                                  =========

Shares available for future grants at December 31, 1998 aggregated 9,206,449.


Stock Purchase Plan. The ESPP, established in 1977, provides to substantially all full-time employees of the Company, certain subsidiaries and certain other affiliated entities, the right to subscribe to an aggregate of 22.8 million shares of common stock. The purchase price for shares under any stock offering is to be 85% of the average market price on either the exercise date or the offering date, whichever is lower, but in no event less than the par value of the shares. At December 31, 1998, there were approximately 11.6 million shares available for future offerings.

The following table summarizes activity related to the various ESPP offerings:
                                  Date           Shares                        Shares              Date
                                Initiated      Subscribed        Price         Issued             Issued
                                ---------      ----------       -------      --------          ----------
Eleventh Offering                1998            213,825        $35.97            -                   -
Tenth Offering                   1996            251,079         13.35        233,133           1997/1998
Ninth Offering                   1995            291,411         12.73        247,729           1996/1997
Eighth Offering                  1993            661,728         12.73        481,929          1994 to 1996

For purposes of computing the pro forma effects of  employees'  purchase  rights under the fair value accounting method prescribed by SFAS 123, the fair value of the Eleventh  and Tenth  Offerings  under the ESPP are  estimated on the date of grant using a version of the  Black-Scholes  option pricing model. The following weighted-average assumptions were used:
                                                Eleventh            Tenth
                                                Offering          Offering
                                                --------          --------
           Dividend Yield                          .95%              .85%
           Expected Volatility                      42%               30%
           Risk-free Interest Rate                4.63%             5.50%
           Expected Life                         1 year            1 year

The weighted-average fair value of purchase rights granted under the Eleventh and Tenth Offerings of the ESPP were $10.76 and $3.56, respectively. There were no offerings in 1997.


Forward Stock Purchase Contract. During 1995, the Company entered into a forward stock purchase contract ("the contract") as a means of securing a potentially favorable price for the repurchase of six million shares of its common stock in connection with the stock repurchase program authorized by the Company's Board of Directors on April 24, 1995. During 1998, no shares were purchased under this arrangement. During 1997 and 1996, the Company purchased 2.4 and 3.6 million shares, respectively, under this arrangement at an aggregate price of $39 and $56 million (including transaction premium), respectively. The contract contained provisions which allowed the Company to elect a net cash or net share settlement in lieu of physical settlement of the shares; however, all shares were physically settled. The transaction was recorded in the Company's financial statements upon settlement of the contract in accordance with the Company's accounting policies described in Note 1.

Employee Plan Funding Trust ("EPFT" or "Trust"). Effective September 30, 1998, the Company terminated the EPFT, which was established by KCSI as a grantor trust for the purpose of holding shares of Series B Preferred stock for the benefit of various KCSI employee benefit plans, including the ESOP, Stock Option Plans and ESPP (collectively, "Benefit Plans"). The EPFT was administered by an independent bank trustee ("Trustee") and included in the Company's consolidated financial statements.

In October 1993, KCSI transferred one million shares of Series B Preferred stock to the EPFT for a purchase price of $200 million (based on an independent valuation), which the Trust financed through KCSI. The indebtedness of the EPFT to KCSI was repayable over 27 years with interest at 6% per annum, with no principal payments for the first three years. Principal payments from the EPFT to the Company of $21.3 million since the date of inception decreased the indebtedness to $178.7 million, plus accrued interest, on the date of termination. As a result of these principal payments, 127,638 shares of Series B Preferred stock were released from the Trust's suspense account and available for distribution to the Benefit Plans. None of these shares, however, were distributed prior to termination of the EPFT.

In accordance with the Agreement to terminate the EPFT, the Company received 872,362 shares of Series B Preferred stock in full repayment of the indebtedness from the Trust. In addition, the remaining

127,638 shares of Series B Preferred stock were converted by the Trustee into KCSI Common stock, at the rate of 12 to 1, resulting in the issuance to the EPFT of 1,531,656 shares of such Common stock. This Common stock was then transferred by the Trustee to KCSI and the Company has set these shares aside for use in connection with the KCSI Stock Option and Performance Award Plan, as amended and restated effective July 15, 1998. Following the foregoing transactions, the EPFT was terminated.

The impact of the termination of the EPFT on the Company's consolidated condensed financial statements was a reclassification among the components of the stockholder's equity accounts, with no change in the consolidated assets and liabilities of the Company.

Treasury Stock. The Company issued shares of common stock from Treasury - 1,663,349 in 1998, 2,031,162 in 1997, 1,557,804 in 1996 - to fund the exercise of options and subscriptions under various employee stock option and purchase plans. Approximately 67,000 shares were issued in conjunction with the acquisition of Nelson. Treasury stock previously acquired had been accounted for as if retired. The 1,531,656 shares received in conjunction with the termination of the EPFT were added to Treasury stock during 1998. The Company purchased shares as follows: 2,863,983 in 1997 and 9,829,599 in 1996. Shares purchased during 1998 were not material.



Note 10. Profit Sharing and Other Postretirement Benefits

The Company maintains various plans for the benefit of its employees as described below. The Company's employee benefit expense for these plans aggregated $7.7, $6.3 and $5.4 million in 1998, 1997 and 1996, respectively.

Profit Sharing. Qualified profit sharing plans are maintained for most employees not included in collective bargaining agreements. Contributions for the Company and its subsidiaries are made at the discretion of the Boards of Directors in amounts not to exceed the maximum allowable for federal income tax purposes.

401(k) Plan. The Company's 401(k) plan permits participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. The Company matches contributions up to a maximum of 3% of compensation.

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

Other Postretirement Benefits. The Company adopted Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"), effective January 1, 1993. The Company and several of its subsidiaries provide certain medical, life and other postretirement benefits other than pensions to its retirees. With the exception of the Gateway Western plans, which are discussed below, the medical and life plans are available to employees not covered under collective bargaining arrangements, who have attained age 60 and rendered ten years of service. Individuals employed as of December 31, 1992 were excluded from a specific service requirement. The medical plan is contributory and provides benefits for retirees, their covered dependents and beneficiaries. Benefit expense begins to accrue at age 40. The medical plan was amended effective January 1, 1993 to provide for annual adjustment of retiree contributions, and also contains, depending on the plan coverage selected, certain deductibles, copayments, coinsurance and coordination with Medicare. The life insurance plan is non-contributory and covers retirees only. The Company's policy, in most cases, is to fund benefits payable under these plans as the obligations become due. However, certain plan assets (e.g., money market funds) do exist with respect to life insurance benefits.

During 1998, the Company adopted Statement of Financial Accounting Standards No. 132 "Employers' Disclosure about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88, and 106" ("SFAS 132") and prior year information has been included pursuant to SFAS 132. SFAS 132 establishes standardized disclosure requirements for pension and other postretirement benefit plans, requires additional information on changes in the benefit obligations and fair values of plan assets, and eliminates certain disclosures that are no longer useful. The standard does not change the measurement or recognition of pension or postretirement benefit plans.

Reconciliation of the accumulated postretirement benefit obligation, change in plan assets, and funded status, respectively, at December 31 follows (in millions):

                                                         1998             1997(i)              1996
                                                    -----------         -----------         ----------
     Accumulated postretirement
       benefit obligation at beginning of year      $      13.7         $      13.7         $     10.5
     Service cost                                           0.3                 0.6                0.5
     Interest cost                                          0.9                 1.0                0.7
     Amortization of transition obligation                                      0.1
     Actuarial gain                                        (0.2)               (0.8)              (0.1)
     Benefits paid (ii)                                    (0.8)               (0.9)              (0.7)
                                                    -----------         -----------         ----------
     Accumulated postretirement
       benefit obligation at end of year                   13.9                13.7               10.9
                                                    -----------         -----------         ----------

     Fair value of plan assets
        at beginning of year                                1.3                 1.3                1.7
     Actual return on plan assets                           0.2                 0.1               (0.2)
     Benefits paid (ii)                                    (0.1)               (0.1)              (0.2)
                                                    -----------         -----------         ----------
     Fair value of plan assets
       at end of year                                       1.4                 1.3                1.3
                                                    -----------         -----------         ----------

     Funded status and accrued benefit cost         $      12.5         $      12.4         $      9.6
                                                    ===========         ===========         ==========

(i) The accumulated postretirement benefit obligation for the beginning of 1997 does not agree to the ending accumulated post retirement benefit obligation as of December 31, 1996 due to the addition of the Gateway Western effective as of January 1, 1997.


(ii) Benefits paid for the reconciliation of accumulated postretirement benefit obligation include both medical and life insurance benefits, whereas benefits paid for the fair value of plan assets reconciliation include only life insurance benefits. Plan assets relate only to the life insurance benefits. Medical benefits are funded as obligations become due.

Net periodic  postretirement  benefit cost included the following components (in millions):
                                                        1998               1997                1996
                                                    -----------         -----------         ----------
     Service cost                                   $       0.3         $       0.6         $      0.5
     Interest cost                                          0.9                 1.0                0.7
     Amortization of unrecognized
        transition obligation                                                   0.1
     Expected return on plan assets                        (0.1)               (0.1)              (0.1)
                                                    -----------         -----------         ----------
     Net periodic postretirement benefit cost       $       1.1         $       1.6         $      1.1
                                                    ===========         ===========         ==========


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

The following assumptions were used to determine the postretirement  obligations and costs for the years ended December 31:
                                                          1998                1997                1996
                                                         ------              ------              ------
     Annual increase in the CPI                            2.50%               3.00%               3.00%
     Expected rate of return on life
       insurance plan assets                               6.50                6.50                6.50
     Discount rate                                         6.75                7.25                7.75
     Salary increase                                       4.00                4.00                4.00

Gateway Western's benefit plans are slightly different from those of the Company and other subsidiaries. Gateway Western provides contributory health, dental and life insurance benefits to substantially all of its active and retired employees, including those covered by collective bargaining agreements.
Effective January 1, 1998, existing Gateway Western management employees converted to the Company's benefit plans. In 1998, the assumed annual rate of increase in health care costs for the non-management Gateway Western employees choosing a preferred provider organization was 7.5% and 6.5% for those choosing the health maintenance organization option, decreasing over five years to 5.5% and 4.5%, respectively, to remain level thereafter.

The health care cost trend rate assumption has an effect on the Gateway Western amounts represented. An increase in the assumed health care cost trend rates by one percent in 1998 and 1997 would increase the accumulated postretirement benefit obligation by $0.3 million and $0.4 million, respectively. A decrease in the assumed health care cost trend by one percent would decrease the accumulated postretirement benefit obligation by $0.2 million in 1998 and 1997. The effect of this change on the aggregate of the service and interest cost components of the net periodic postretirement benefit is not significant.



Note 11. Commitments and Contingencies

Minority Interest Purchase Agreements. Agreements between KCSI and Janus minority owners contain, among other provisions, mandatory stock purchase provisions whereby under certain circumstances, KCSI would be required to purchase the minority interest of Janus. If all of the provisions of the Janus minority owner agreements became effective, KCSI would be required to purchase the respective minority interests at a cost estimated to be approximately $456 million as of December 31, 1998, compared to $337 and $220 million at December 31, 1997 and 1996, respectively.

Litigation Reserves. In the opinion of management, claims or lawsuits incidental to the business of the Company and its subsidiaries have been adequately provided for in the consolidated financial statements.

Duncan case
In 1998, a jury in Beauregard Parish, Louisiana returned a verdict against KCSR in the amount of $16.3 million. This Louisiana state case arose from a railroad crossing accident which occurred at Oretta, Louisiana on September 11, 1994, in which three individuals were injured. Of the three, one was injured fatally, one was rendered quadriplegic and the third suffered less serious injuries.

Subsequent to the verdict, the trial court held that the plaintiffs were entitled to interest on the judgment from the date the suit was filed, dismissed the verdict against one defendant and reallocated the amount of that verdict to the remaining defendants. The resulting total judgment against KCSR, together with interest, was $25.4 million as of December 31, 1998.

The judgment has been appealed and independent trial counsel has informed KCSR management that the evidence presented at trial established no negligent conduct on the part of KCSR and expressed confidence that the verdict will ultimately be reversed. KCSR management believes it has meritorious defenses in this case and that it will ultimately prevail on appeal. If the verdict were to stand, however, the judgment and interest are in excess of existing insurance coverage and could have an adverse effect on the Company's consolidated results of operations and financial position.

Bogalusa Cases
In July 1996, KCSR was named as one of twenty-seven defendants in various lawsuits in Louisiana and Mississippi arising from the explosion of a rail car loaded with chemicals in Bogalusa, Louisiana on October 23, 1995. As a result of the explosion, nitrogen dioxide and oxides of nitrogen were released into the atmosphere over parts of that town and the surrounding area causing evacuations and injuries. Approximately 25,000 residents of Louisiana and Mississippi have asserted claims to recover damages allegedly caused by exposure to the chemicals.

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

The Mississippi lawsuit arising from the chemical release has now been scheduled for trial in late March 1999. KCSR sought dismissal of these suits in the state appellate courts, and ultimately in the United States Supreme Court, but was unsuccessful in obtaining the relief sought.

KCSR believes that its exposure to liability in these cases is remote. If KCSR were to be found liable for punitive damages in these cases, such a judgment could have a material adverse effect on the results of operations and financial position of the Company.


Diesel Fuel Commitments and Hedging Activities. From time to time, KCSR enters into forward purchase commitments for diesel fuel as a means of securing volumes and reducing overall cost. The contracts normally require KCSR to purchase certain quantities of diesel fuel at defined prices established at the origination of the contract.

As a result of fuel commitments made in 1995, KCSR saved approximately $3.7 million in operating expenses in 1996. Minimal commitments were negotiated for 1997 because of higher fuel costs. At the end of 1997, KCSR entered into purchase commitments for diesel fuel for approximately 27% of its 1998 expected usage. As a result of fuel prices remaining below the committed price during 1998, these purchase commitments resulted in a higher cost in 1998 of approximately $1.7 million. At December 31, 1998, the Company has entered into purchase commitments for approximately 32% of its expected 1999 usage.

KCSR has a program to hedge against fluctuations in the price of its diesel fuel purchases. The program is currently comprised of swap transactions accounted for as hedges. Any gains or losses associated with changes in market value of these hedges are deferred and recognized as a component of fuel cost in the period in which the hedged fuel is purchase and used. To the extent KCSR hedges portions of its fuel purchases, it may not fully benefit from decreases in fuel prices.

Beginning in 1998, KCSR entered into fuel swaps for approximately two million gallons per month, or 37% of its anticipated 1998 fuel requirements. The fuel swap contracts had expiration dates through February 28, 1999 and are correlated to market benchmarks. Hedge positions are monitored to ensure that they will not exceed actual fuel requirements in any period. During 1998, KCSR made payments of approximately $2.3 million relating to these fuel swap transactions as a result of actual fuel prices remaining lower than the fuel swap price. As of December 31, 1998, the Company has entered into fuel swap transactions for approximately 16% of expected 1999 usage.


Foreign Exchange Matters. As discussed in Note 1, in connection with the Company's investment in Grupo TFM, a Mexican company, and Nelson, an 80% owned subsidiary with operations in the United Kingdom, the Company follows the requirements outlined in SFAS 52 (and related authoritative guidance) with respect to financial accounting and reporting for foreign currency transactions and for translating foreign currency financial statements from the entity's functional currency into U.S. dollars.

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

Grupo TFM paid the remaining 60% of the purchase price in Mexican pesos on June 23, 1997. As discussed above, the final installment was funded using proceeds from Grupo TFM debt financing and the sale of 24.6% of Grupo TFM to the Mexican Government. In the event that the proceeds from these arrangements would not have provided funds sufficient for Grupo TFM to make the final installment of the purchase price, the Company may have been required to make additional capital contributions. Accordingly, in order to hedge a portion of the Company's exposure to a fluctuations in the value of the Mexican peso versus the U.S. dollar, the Company entered into two separate forward contracts to purchase Mexican pesos - $98 million in February 1997 and $100 million in March 1997. In April 1997, the Company realized a $3.8 million pretax gain in connection with these contracts. This gain was deferred until the final installment of the TFM purchase price was made in June 1997, at which time, it was accounted for as a component of the Company's investment in Grupo TFM. These contracts were intended to hedge only a portion of the Company's exposure related to the final installment of the purchase price and not any other transactions or balances.

During 1997 and 1998, Mexico's economy was classified as "highly inflationary" as defined in SFAS 52. Accordingly, the U.S. dollar was assumed to be Grupo TFM's functional currency, and any gains or losses from translating Grupo TFM's financial statements into U.S. dollars were included in the determination of its net income. Equity losses from Grupo TFM included in the Company's results of operations reflect the Company's share of such translation gains and losses.

Effective January 1, 1999, the SEC staff declared that Mexico should no longer be considered a highly inflationary economy. Accordingly, the Company is in the process of performing an analysis under the guidance of SFAS 52 to determine whether the U.S. dollar or the Mexican peso should be used as the functional currency for financial accounting and reporting purposes subsequent to December 31, 1998. Information for this analysis is currently being compiled and reviewed. Management expects to complete this analysis by the end of the first quarter 1999. If the peso is determined to be the appropriate functional currency, the effect of translating Grupo TFM's financial statements could have a material impact on the Company's results of operations and financial position.

The Company completed its acquisition of 80% of Nelson on April 20, 1998. Nelson's principal operations are in the United Kingdom and, therefore, its financial statements are accounted for using the British pound as the functional currency. Any gains or losses arising from transactions not denominated in the British pound are recorded as a foreign currency gain or loss and included in the results of operations of Nelson. The translation of Nelson's financial statements from the British pound into the U.S. dollar results in an adjustment to stockholders' equity as a cumulative translation adjustment. At December 31, 1998, the cumulative translation adjustment was not material.

The Company continues to evaluate existing alternatives with respect to utilizing foreign currency instruments to hedge its U.S. dollar investment in Grupo TFM and Nelson as market conditions change or exchange rates fluctuate. At December 31, 1998, the Company had no outstanding foreign currency hedging instruments.


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

The Company's recorded liabilities for these issues represent its best estimates (on an undiscounted basis) of remediation and restoration costs that may be required to comply with present laws and regulations. At December 31, 1998, these recorded liabilities were not material. Although these costs cannot be predicted with certainty, management believes that the ultimate outcome of identified matters will not have a material adverse effect on the Company's consolidated results of operations or financial condition.


Panama Railroad Concession. The Government of Panama has granted a concession to the Panama Canal Railway Company ("PCRC"), a joint venture of KCSI and Mi-Jack Products, Inc., to operate a railroad between Panama City and Colon. Upon completion of certain infrastructure improvements, the PCRC will operate an approximate 47-mile railroad running parallel to the Panama Canal and connecting parts of the Atlantic and Pacific Oceans. The PCRC has committed to making at least $30 million in capital improvements and investments in Panama over the next five year period. The Company expects its contribution related to the PCRC project to be less than $15 million. PCRC is in the process of evaluating the overall needs and requirements of the project and alternative financing opportunities.



Note 12. Control

Subsidiaries and Affiliates. In connection with its acquisition of an interest in Janus, the Company entered into an agreement which, among other things, provides: i) that Janus management shall establish and implement policy with respect to investment advisory and portfolio management activity of Janus; ii) that any change in management philosophy, style or approach with respect to investment advisory and portfolio management policies of Janus shall be mutually agreed by KCSI and Janus management; and iii) for rights of first refusal on the part of minority stockholders, Janus and the Company with respect to certain sales of Janus stock by the minority stockholders. The agreement also requires the Company to purchase the shares of minority stockholders in certain circumstances. In addition, in the event of a "change of ownership" of the Company, as defined in the agreement, the Company may be required to sell its stock of Janus to the minority stockholders or to purchase such holders' Janus stock. Purchase and sales transactions under the agreements are to be made based upon a multiple of the net earnings of Janus and/or fair market value determinations, as defined therein (see Note 11 for additional details).

Under the Investment Company Act of 1940, certain changes in ownership of Janus or Berger may result in termination of its investment advisory agreements with the mutual funds and other accounts it manages, requiring approval of fund shareholders and other account holders to obtain new agreements. Additionally, there are Janus and Berger officers and directors that serve as officers and/or directors of certain of the registered investment companies to which Janus and Berger act as investment advisors.

DST, an approximate 32% owned unconsolidated affiliate of the Company, has a Stockholders' Rights Agreement. Under certain circumstances following a "change in control" of KCSI, as defined in DST's Stockholders' Rights Agreement, substantial dilution of the Company's interest in DST could result.

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


Assets. The Company and certain of its subsidiaries have established trusts to provide for the funding of corporate commitments and entitlements of officers, directors, employees and others in the event of a specified change in control of the Company or subsidiary. Assets held in such trusts at December 31, 1998 were not material. Depending upon the circumstances at the time of any such change in control, the most significant factor of which would be the highest price paid for KCSI common stock by a party seeking to control the Company, funding of the Company's trusts could be very substantial.


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



Note 13. Industry Segments

As discussed in Note 1, in 1998, the Company adopted the provisions of SFAS 131. SFAS 131 establishes standards for the manner in which public business enterprises report information about operating segments in annual financial statements and requires disclosure of selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 did not have a material impact on the disclosures of the Company. Prior year information is reflected pursuant to SFAS 131.

The Company's two segments, aligned to reflect the Company's current operations, are as follows:

Transportation. The Company operates a Class I Common Carrier railroad system through its wholly-owned subsidiary, KCSR. As a common carrier, KCSR's customer base includes electric generating utilities and a wide range of companies in the petroleum/chemical, agricultural and paper processing industries, among others. The railroad system operates primarily in the United States, from the Midwest to the Gulf of Mexico and on an East-West axis from Dallas, Texas to Meridian, Mississippi. In addition, the Company's wholly-owned subsidiary Gateway Western, operates a regional common carrier rail system primarily on an East-West axis from East St. Louis, Illinois to Kansas City, Missouri. Like KCSR, Gateway Western serves customers in a wide range of industries.

KCSR and Gateway Western's revenues and earnings are dependent on providing reliable service to its customers at competitive rates, the general economic conditions in the geographic region it serves, and its ability to effectively compete against alternative forms of surface transportation, such as over-the-road truck transportation. KCSR and Gateway Western's ability to construct and maintain its roadway in order to provide safe and efficient transportation service is important to its ongoing viability as a rail carrier. Additionally, the containment of costs and expenses is important in maintaining a competitive market position, particularly with respect to employee costs as approximately 85% of KCSR and Gateway Western combined employees are covered under various collective bargaining agreements.

The Transportation segment also includes the Company's equity investment in Grupo TFM, a Mexican entity. Grupo TFM has certain risks associated with operating in Mexico, including, among others, foreign currency exchange, cultural differences, varying labor and operating practices, and differences between the U.S. and Mexican economies.

Also included in the Transportation segment are several less material subsidiaries (most of which provide support and/or services for KCSR), as well as equity earnings from investments in certain unconsolidated affiliates other than Grupo TFM (including Southern Capital and Mexrail), holding company expenses and miscellaneous investment activities.


Financial Services. Janus (an 82% owned subsidiary, diluted) and Berger (a wholly-owned subsidiary) manage investments for mutual funds and private accounts. Both companies operate throughout the United States, with headquarters in Denver, Colorado. Beginning in December 1998, Janus initiated portfolio offerings in countries outside of the United States. Janus assets under management at December 31, 1998, 1997 and 1996 were $108.3, $67.8 and $46.7 billion, respectively. Berger assets under management at December 31, 1998, 1997 and 1996 were $,4.0, $3.8 and $3.6 billion, respectively.

Nelson, an 80% owned United Kingdom subsidiary acquired in April 1998, provides investment advice and investment management services to individuals that generally are retired or contemplating retirement. At December 31, 1998, assets under management approximated $1.2 billion.

Financial Services revenues and operating income are driven primarily by growth in assets under management. The potential for growth may be negatively affected by a decline in the stock and bond markets and/or an increase in the rate of return of alternative investments, which could negatively impact the Financial Services results of operations and financial position. In addition, the mutual fund market, in general, faces increasing competition as the number of mutual funds continues to increase, marketing and distribution channels become more creative and complex, and investors place greater emphasis on published fund recommendations and investment category rankings.

DST is included as an equity investment reported in the Financial Services segment. DST, together with its subsidiaries and joint ventures, provides sophisticated information processing and computer software services and products to the financial services industry (primarily to mutual funds and investment managers), communications industries and other service industries. DST is organized into three operating segments: financial services, customer management and output solutions. DST operates throughout the United States, with operations in Kansas City, Northern California and various locations on the East Coast, as well as internationally in Canada, Europe, Africa and the Pacific Rim.

As discussed in Note 2, on December 21, 1998, DST and USCS announced the completion of the merger of USCS with a wholly-owned DST subsidiary. The merger expands DST's presence in the output solutions and customer management software and services industries. USCS is a leading provider of customer management software to the cable television and convergence industries.

The earnings of DST are dependent in part upon the further growth of the mutual fund industry in the United States, DST's ability to continue to adapt its technology to meet increasingly complex and rapidly changing requirements and various other factors including, but not limited to: reliance on a centralized processing facility; further development of international businesses; continued equity in earnings from joint ventures; and competition from other third party providers of similar services and products as well as from in-house providers.


Segment Financial Information. Sales between segments were not material in 1998, 1997 or 1996. Certain amounts in prior years' segment information have been reclassified to conform to the current year presentation.

Segment Financial Information, dollars in millions, years ended December 31,

                                                                                 FINANCIAL
                                                 TRANSPORTATION                   SERVICES          KCSI
                                      --------------------------------------    ------------    ------------
                                         KCSR         Other     Consolidated    Consolidated    Consolidated
                                         ----         -----     ------------    ------------    ------------
1998
Revenues                              $  551.6     $    61.9    $   613.5        $  670.8       $ 1,284.3
Costs and expenses                       391.1          51.8        442.9           373.4           816.3
Depreciation and amortization             50.6           6.1         56.7            16.8            73.5
                                      --------     ---------    ---------        --------       ---------
    Operating income                     109.9           4.0        113.9           280.6           394.5

Equity in net earnings (losses) of
  unconsolidated affiliates                2.0          (4.9)        (2.9)           25.8            22.9
Interest expense                         (35.6)        (24.0)       (59.6)           (6.5)          (66.1)
Reduction in ownership of DST               -             -            -            (29.7)          (29.7)
Other, net                                10.7           3.0         13.7            19.1            32.8
                                      --------     ---------    ---------        --------       ---------
    Pretax income (loss)                  87.0         (21.9)        65.1           289.3           354.4

Income taxes (benefit)                    34.0          (6.9)        27.1           103.7           130.8
Minority interest                           -             -            -             33.4            33.4
                                      --------     ---------    ---------        --------       ---------
    Net income (loss)                 $   53.0     $   (15.0)   $    38.0        $  152.2       $   190.2
                                      ========     =========    =========        ========       =========

Capital expenditures                  $   64.5     $     5.4    $    69.9        $   35.0       $   104.9
                                      ========     =========    =========        ========       =========

1997
Revenues                              $  517.8     $    55.4    $   573.2        $  485.1       $ 1,058.3
Costs and expenses                       383.0          43.1        426.1           254.1           680.2
Depreciation and amortization             54.7           7.1         61.8            13.4            75.2
Restructuring, asset impairment
  and other charges                      163.8          14.2        178.0            18.4           196.4
                                      --------     ---------    ---------        --------       ---------
    Operating income (loss)              (83.7)         (9.0)       (92.7)          199.2           106.5

Equity in net earnings (losses)
  of unconsolidated  affiliates            2.1         (11.8)        (9.7)           24.9            15.2
Interest expense                         (37.9)        (15.4)       (53.3)          (10.4)          (63.7)
Other, net                                 4.5           0.5          5.0            16.2            21.2
                                      --------     ---------    ---------        --------       ---------
    Pretax income (loss)                (115.0)        (35.7)      (150.7)          229.9            79.2

Income taxes (benefit)                    (9.5)         (9.1)       (18.6)           87.0            68.4
Minority interest                          -             -            -              24.9            24.9
                                      --------     ---------    ---------        --------       ---------
    Net income (loss)                 $ (105.5)    $   (26.6)   $  (132.1)       $  118.0       $   (14.1)
                                      ========     =========    =========        ========       =========

Capital expenditures                  $   67.6     $     9.2    $    76.8        $    5.8       $    82.6
                                      ========     =========    =========        ========       =========


1996
Revenues                              $  492.5     $    25.2    $   517.7        $  329.6       $   847.3
Costs and expenses                       359.3          23.4        382.7           184.6           567.3
Depreciation and amortization             59.1           3.8         62.9            13.2            76.1
                                      --------     ---------    ---------        --------       ---------
    Operating income (loss)               74.1          (2.0)        72.1           131.8           203.9

Equity in net earnings
  of unconsolidated affiliates             0.4           1.1          1.5            68.6            70.1
Interest expense                         (49.4)         (3.4)       (52.8)           (6.8)          (59.6)
Other, net                                 6.1           1.8          7.9            15.0            22.9
                                      --------     ---------    ---------        --------       ---------
    Pretax income (loss)                  31.2          (2.5)        28.7           208.6           237.3

Income taxes (benefit)                    14.1          (1.7)        12.4            58.2            70.6
Minority interest                           -             -            -             15.8            15.8
                                      --------     ---------    ---------        --------       ---------
    Net income (loss)                 $   17.1     $    (0.8)   $    16.3        $  134.6       $   150.9
                                      ========     =========    =========        ========       =========

Capital expenditures                  $  135.1     $     7.5    $   142.6        $    1.4       $   144.0
                                      ========     =========    =========        ========       =========

Segment Financial Information, dollars in millions, at December 31,
                                                                                  FINANCIAL
                                                 TRANSPORTATION                   SERVICES         KCSI
                                      --------------------------------------    ------------   ------------
                                         KCSR         Other     Consolidated    Consolidated   Consolidated
                                         ----         -----     ------------    ------------   ------------
1998
ASSETS
   Current assets                      $  173.3    $    36.9     $   210.2       $  259.3       $   469.5
   Investments                             28.2        299.7         327.9          379.2           707.1
   Properties, net                      1,135.2         94.1       1,229.3           37.4         1,266.7
   Intangible assets, net                   5.2         24.2          29.4          147.0           176.4
                                      --------     ---------    ----------       --------       ---------
      Total                            $1,341.9    $   454.9     $ 1,796.8       $  822.9       $ 2,619.7
                                      ========     =========    ==========       ========       =========

LIABILITIES AND
  STOCKHOLDERS' EQUITY
   Current liabilities                 $  174.5    $    34.0     $   208.5       $   87.7       $   296.2
   Long-term debt                         445.5        380.1         825.6            -             825.6
   Deferred income taxes                  272.7         12.5         285.2          118.4           403.6
   Other                                   73.1         13.3          86.4           76.7           163.1
   Net worth                              376.1         15.0         391.1          540.1           931.2
                                      --------     ---------    ----------       --------       ---------
      Total                            $1,341.9    $   454.9     $ 1,796.8       $  822.9       $ 2,619.7
                                      ========     =========    ==========       ========       =========


1997
ASSETS
   Current assets                      $  159.7    $    19.3     $   179.0       $  194.1       $   373.1
   Investments                             31.1        304.2         335.3          348.2           683.5
   Properties, net                      1,123.9         93.9       1,217.8            9.4         1,227.2
   Intangible assets, net                   6.5         23.0          29.5          120.9           150.4
                                      --------     ---------    ----------       --------       ---------
      Total                            $1,321.2    $   440.4     $ 1,761.6       $  672.6       $ 2,434.2
                                      ========     =========    ==========       ========       =========

LIABILITIES AND
  STOCKHOLDERS' EQUITY
   Current liabilities                 $  254.0    $    24.5     $   278.5       $  159.0       $   437.5
   Long-term debt                         442.4        363.5         805.9            -             805.9
   Deferred income taxes                  232.8          4.1         236.9           95.3           332.2
   Other                                   76.6         13.7          90.3           70.0           160.3
   Net worth                              315.4         34.6         350.0          348.3           698.3
                                      --------     ---------    ----------       --------       ---------
      Total                            $1,321.2    $   440.4     $ 1,761.6       $  672.6       $ 2,434.2
                                      ========     =========    ==========       ========       =========


1996
ASSETS
   Current assets                      $  149.3    $     7.4     $   156.7       $  135.4       $   292.1
   Investments                             29.2         18.1          47.3          287.9           335.2
   Properties, net                      1,148.2         62.5       1,210.7            8.6         1,219.3
   Intangible assets, net                 153.1        (31.9)        121.2          116.3           237.5
                                      --------     ---------    ----------       --------       ---------
      Total                            $1,479.8    $    56.1     $ 1,535.9       $  548.2       $ 2,084.1
                                      ========     =========    ==========       ========       =========

LIABILITIES AND
  STOCKHOLDERS' EQUITY
   Current liabilities                 $  200.2    $    (6.8)    $   193.4       $   51.2       $   244.6
   Long-term debt                         484.8         36.4         521.2          116.3           637.5
   Deferred income taxes                  281.5        (32.3)        249.2           88.5           337.7
   Other                                   85.2          6.0          91.2           57.4           148.6
   Net worth                              428.1         52.8         480.9          234.8           715.7
                                      --------     ---------    ----------       --------       ---------
      Total                            $1,479.8    $    56.1     $ 1,535.9       $  548.2       $ 2,084.1
                                      ========     =========    ==========       ========       =========

Note 14. Quarterly Financial Data (Unaudited)

Fourth quarter 1998 includes a one-time pretax non-cash charge of  approximately
36.0 million ($23.2 million after-tax, or $0.21 per share) arising from the merger of a wholly-owned DST subsidiary with USCS. This charge reflects the Company's reduced ownership of DST (from 41% to approximately 32%), together with the Company's proportionate share of DST and USCS fourth quarter related merger costs. See detail discussion in Notes 2 and 5.

(in millions, except per share amounts):
                                                                             1998
                                                ---------------------------------------------------------------
                                                  Fourth             Third           Second             First
                                                  Quarter           Quarter          Quarter           Quarter
                                                ----------       -----------       -----------      -----------
Revenues                                        $    331.8       $     334.2       $     322.6      $     295.7
Costs and expenses                                   217.4             210.1             200.3            188.5
Depreciation and amortization                         20.1              18.7              17.9             16.8
                                                ----------       -----------       -----------      -----------
     Operating income                                 94.3             105.4             104.4             90.4

Equity in net earnings (losses) of unconsolidated affiliates:
     DST                                               1.6               7.7               7.5              7.5
     Grupo TFM                                         0.2               1.8              (2.1)            (3.1)
     Other                                             0.1               0.8               0.5              0.4
Interest expense                                     (15.4)            (17.1)            (16.2)           (17.4)
Reduction in ownership of DST                        (29.7)               -                 -                -
Other, net                                             6.8               4.2              15.2              6.6
                                                ----------       -----------       -----------      -----------
     Pretax income                                    57.9             102.8             109.3             84.4

Income taxes                                          20.2              38.2              40.9             31.5
Minority interest                                      7.6               9.4               9.7              6.7
                                                ----------       -----------       -----------      -----------
     Net income                                       30.1              55.2              58.7             46.2

Other Comprehensive Income (Loss), net of tax:
     Unrealized gain (loss) on securities              8.2             (27.0)             13.0             29.9
                                                ----------       -----------       -----------      -----------

     Comprehensive Income                       $     38.3       $      28.2       $      71.7      $      76.1
                                                ==========       ===========       ===========      ===========

Earnings per share:
     Basic                                      $     0.27       $      0.50       $      0.54      $      0.43
                                                ==========       ===========       ===========      ===========

     Diluted                                    $     0.25       $      0.49       $      0.51      $      0.41
                                                ==========       ===========       ===========      ===========

Dividends per share:
     Preferred                                  $      .25       $       .25       $       .25      $       .25
     Common                                     $      .04       $       .04       $       .04      $       .04

Stock Price Ranges:
     Preferred    - High                        $   17.000       $    17.750       $    18.000      $    18.000
                  - Low                             14.000            15.250            16.000           16.625

     Common       - High                            49.563            57.438            49.813           46.000
                  - Low                             23.000            29.000            39.625           26.250

Fourth Quarter 1997 includes an after-tax charge of $158.1 million, ($1.47 per basic and diluted share) representing restructuring, asset impairment and other charges. See detailed discussion in Notes 1, 3 and 6.

(in millions, except per share amounts):
                                                                              1997
                                                ---------------------------------------------------------------
                                                  Fourth             Third           Second             First
                                                  Quarter           Quarter          Quarter         Quarter (i)
                                                ----------       -----------       -----------      -----------
Revenues                                        $    294.3       $     273.6       $     252.6      $     237.8
Costs and expenses                                   179.9             169.8             166.8            163.7
Depreciation and amortization                         19.0              19.3              18.4             18.5
Restructuring, asset impairment and
  other charges                                      196.4                 -                -                 -
                                                ----------       -----------       -----------      -----------
     Operating income (loss)                        (101.0)             84.5              67.4             55.6

Equity in net earnings (losses) of unconsolidated affiliates:
     DST                                               6.9               5.6               5.7              6.1
     Grupo TFM                                        (7.6)             (2.3)             (3.0)             -
     Other                                             1.0               1.0               1.2              0.6
Interest expense                                     (17.1)            (19.3)            (13.6)           (13.7)
Other, net                                             6.5               4.4               4.3              6.0
                                                ----------       -----------       -----------      -----------
     Pretax income (loss)                           (111.3)             73.9              62.0             54.6

Income taxes (benefit)                                (2.7)             25.4              24.3             21.4
Minority interest                                      7.6               6.7               5.9              4.7
                                                ----------       -----------       -----------      -----------
     Net income (loss)                              (116.2)             41.8              31.8             28.5

 Other Comprehensive Income (Loss), net of tax:
     Unrealized gain (loss) on securities              3.0              13.8              18.0             (8.9)
                                                ----------       -----------       -----------      -----------

     Comprehensive Income (Loss)                $   (113.2)      $      55.6       $      49.8      $      19.6
                                                ==========       ===========       ===========      ===========

Earnings (loss) per share (ii):

     Basic                                      $    (1.08)      $      0.39       $      0.29      $      0.26
                                                ==========       ===========       ===========      ===========

     Diluted                                    $    (1.08)      $      0.38       $      0.29      $      0.26
                                                ==========       ===========       ===========      ===========

Dividends per share:
     Preferred                                  $      .25       $       .25       $       .25      $       .25
     Common                                     $     .040       $      .040       $      .033      $      .033

Stock Price Ranges:
     Preferred    - High                        $   18.000       $    19.000       $    17.500      $    17.000
                  - Low                             17.000            15.500            15.500           16.000

     Common       - High                            34.875            34.438            21.583           18.958
                  - Low                             27.125            21.292            16.625           14.583


(i) The various components of the Statement of Operations were restated from those reported in the Company's Form 10-Q for the three months ended March 31, 1997. This restatement was attributable to the inclusion of Gateway Western as an unconsolidated wholly-owned subsidiary during first quarter 1997 pending approval of the Company's acquisition of Gateway Western from the STB. Upon receiving STB approval in May 1997, Gateway Western was included in the Company's consolidated financial statements retroactive to January 1, 1997.

(ii) The  accumulation  of 1997's four  quarters for Basic and Diluted  earnings
     (loss) per share does not total the Basic and Diluted loss per share, respectively, for the year ended December 31, 1997 due to Common stock repurchase and issuance transactions throughout the year, as well as the anti-dilutive nature of options in the year ended December 31, 1997 calculations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                 Part III

The Company has incorporated by reference certain responses to the Items of this
Part III pursuant to Rule 12b-23 under the Exchange Act and General Instruction G(3) to Form 10-K. The Company's definitive proxy statement for the annual meeting of stockholders scheduled for May 6, 1999 ("Proxy Statement") will be filed no later than 120 days after December 31, 1998.

Item 10.  Directors and Executive Officers of the Company

(a)     Directors of the Company

The information set forth in response to Item 401 of Regulation S-K under the heading "Proposal 1 - Election of Two Directors" and "The Board of Directors" in the Company's Proxy Statement is incorporated herein by reference in partial response to this Item 10.

(b)     Executive Officers of the Company

The information set forth in response to Item 401 of Regulation S-K under "Executive Officers of the Company," an unnumbered Item in Part I (immediately following Item 4, Submission of Matters to a Vote of Security Holders), of this Form 10-K is incorporated herein by reference in partial response to this Item 10.

The information set forth in response to Item 405 of Regulation S-K under the heading "Section 16(a) of Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement is incorporated herein by reference in partial response to this Item 10.


Item 11.  Executive Compensation

The information set forth in response to Item 402 of Regulation S-K under "Management Compensation" and "Compensation of Directors" in the Company's Proxy Statement, (other than The Compensation and Organization Committee Report on Executive Compensation and the Stock Performance Graph), is incorporated by reference in response to this Item 11.


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

None

                               Part IV


Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)     List of Documents filed as part of this Report

(1)     Financial Statements

The financial statements and related notes, together with the report of PricewaterhouseCoopers LLP dated March 4, 1999, appear in Part II Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

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

(2) Plan of acquisition, reorganization, arrangement, liquidation or succession (Inapplicable)

(3)     Articles of Incorporation and Bylaws

        Articles of Incorporation

        3.1 Exhibit 4 to Company's Registration Statement on Form S-8 originally filed September 19, 1986 (Commission File No. 33-8880), Certificate of Incorporation as amended through May 14, 1985, is hereby incorporated by reference as Exhibit 3.1

        3.2 Exhibit 4.1 to Company's Current Report on Form 8-K dated October 1, 1993 (Commission File No. 1-4717), Certificate of Designation dated September 29, 1993 Establishing Series B Convertible Preferred Stock, par value $1.00, is hereby incorporated by reference as Exhibit 3.2

        3.3 Exhibit 3.1 to Company's Form 10-K for the fiscal year ended December 31, 1994 (Commission File No. 1-4717), Amendment to Company's Certificate of Incorporation to set par value for common stock and increase the number of authorized common shares dated May 6, 1994, is hereby incorporated by reference as Exhibit 3.3

        3.4 Exhibit 3.4 to Company's Form 10-K for the fiscal year ended December 31, 1996 (Commission File No. 1-4717), Amended Certificate of Designation Establishing the New Series A Preferred Stock, par value $1.00, dated November 7, 1995, is hereby incorporated by reference as Exhibit 3.4

        3.5 Exhibit 3.5 to Company's Form 10-K for the fiscal year ended December 31, 1996 (Commission File No. 1-4717), The Certificate of Amendment dated May 12, 1987 of the Company's Certificate of Incorporation adding the Sixteenth paragraph, is hereby incorporated by reference as Exhibit 3.5

        Bylaws

        3.6 The Company's By-Laws, as amended and restated September 17, 1998, are attached to this Form 10-K as Exhibit 3.6


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

(10)    Material Contracts

        10.1 Exhibit I to Company's Form 10-K for the fiscal year ended December 31, 1987 (Commission File No. 1-4717), The Director Indemnification Agreement, is hereby incorporated by reference as Exhibit 10.1

        10.2 Exhibit B to Company's Definitive Proxy Statement for 1987 Annual Stockholder Meeting dated April 6, 1987, The Director Indemnification Agreement, is hereby incorporated by reference as Exhibit 10.2

        10.3 The Indenture dated July 1, 1992 to a $300 million Shelf Registration of Debt Securities, which is incorporated by reference as Exhibit 4.5 hereto, is hereby incorporated by reference as Exhibit 10.3

        10.4 Exhibit H to Company's Form 10-K for the fiscal year ended December 31, 1987 (Commission File No. 1-4717), The Officer Indemnification Agreement, is hereby incorporated by reference as Exhibit 10.4

        10.5 Exhibit 10.1 to Company's Form 10-Q for the period ended March 31, 1997 (Commission File No. 1-4717), The Kansas City Southern Railway Company Directors' Deferred Fee Plan as adopted August 20, 1982 and the amendment thereto effective March 19, 1997 to such plan, is hereby incorporated by reference as Exhibit 10.5

        10.6 Exhibit 10.4 to Company's Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 1-4717), Description of the Company's 1991 incentive compensation plan, is hereby incorporated by reference as Exhibit 10.6

        10.7 The Indenture dated July 1, 1992 to a $200 million Medium Term Notes Registration of Debt Securities, which is incorporated as Exhibit 4.6 hereto, is hereby incorporated by reference as
                  Exhibit 10.7

        10.8 Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended June 30, 1997 (Commission File No. 1-4717), Five-Year Competitive Advance and Revolving Credit Facility Agreement dated May 2, 1997, by and between the Company and the lenders named therein, is hereby incorporated by reference as Exhibit 10.8

        10.9 Exhibit 10.4 in the DST Systems, Inc. Registration Statement on Form S-1 dated October 30, 1995, as amended (Registration No. 33-96526), Tax Disaffiliation Agreement, dated October 23, 1995, by and between the Company and DST Systems, Inc., is hereby incorporated by reference as Exhibit 10.9

        10.10 Exhibit 10.6 to the DST Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 1-14036), the 1995 Restatement of The Employee Stock Ownership Plan and Trust Agreement, is hereby incorporated by reference as Exhibit 10.10

        10.11 Exhibit 4.1 to the DST Systems, Inc. Registration Statement on Form S-1 dated October 30, 1995, as amended (Registration No. 33-96526), The Registration Rights Agreement dated October 24, 1995 by and between DST Systems, Inc. and the Company, is hereby incorporated by reference as Exhibit 10.11

        10.12 Exhibit 10.18 to Company's Form 10-K for the year ended December 31, 1996 (Commission File No. 1-4717), Directors
                  Deferred Fee Plan, adopted August 20, 1982, amended and restated February 1, 1997, is hereby incorporated by reference as Exhibit 10.12

        10.13 Appendix D to the Company's Notice and Proxy Statement for A Special Meeting of Stockholders to held July 15, 1998, Kansas City Southern Industries, Inc. 1991 Amended and Restated Stock Option and Performance Award Plan, as amended and restated effective July 15, 1998, is hereby incorporated by reference as Exhibit 10.13

        10.14     Exhibit  10.20 to  Company's  Form  10-K  for the  year  ended
                  December 31, 1997 (Commission File No. 1-4717), Employment Agreement, as amended and restated September 18, 1997, by and between the Company and Landon H. Rowland is hereby incorporated by reference as Exhibit 10.14

        10.15 Employment Agreement, as amended and restated January 1, 1999, by and between the Company, The Kansas City Southern Railway Company and Michael R. Haverty, is attached to this Form 10-K as Exhibit 10.15

        10.16 Employment Agreement, as amended and restated January 1, 1999, by and between the Company and Joseph D. Monello is attached to this Form 10-K as Exhibit 10.16

        10.17 Employment Agreement, as amended and restated January 1, 1999, by and between the Company and Danny R. Carpenter is attached to this Form 10-K as Exhibit 10.17

        10.18 Kansas City Southern Industries, Inc. Executive Plan, as amended and restated effective November 17, 1998, is attached to this Form 10-K as Exhibit 10.18

(11)    Statement Re Computation of Per Share Earnings
        (Inapplicable)

(12)    Statements Re Computation of Ratios

        12.1 The Computation of Ratio of Earnings to Fixed Charges prepared pursuant to Item 601(b)(12) of Regulation S-K is attached to this Form 10-K as Exhibit 12.1

(13) Annual Report to Security Holders, Form 10-Q or Quarterly Report to Security Holders
        (Inapplicable)

(16)    Letter Re Change in Certifying Accountant
        (Inapplicable)

(18)    Letter Re Change in Accounting Principles
        (Inapplicable)

(21)    Subsidiaries of the Company

        21.1 The list of the Subsidiaries of the Company prepared pursuant to Item 601(b)(21) of Regulation S-K is attached to this Form 10-K as Exhibit 21.1

(22) Published Report Regarding Matters Submitted to Vote of Security Holders (Inapplicable)

(23)    Consents of Experts and Counsel

        23.1      The Consent of Independent  Accountants  prepared  pursuant to
                  Item 601(b)(23) of Regulation S-K is attached to this Form 10-K as Exhibit 23.1

(24)    Power of Attorney
        (Inapplicable)

(27)    Financial Data Schedule

        27.1      The  Financial  Data  Schedule   prepared   pursuant  to  Item
                  601(b)(27) of Regulation  S-K is attached to this Form 10-K as
                  Exhibit 27.1

(28)    Information from Reports Furnished to State Insurance Regulatory
        Authorities
        (Inapplicable)

(99)    Additional Exhibits

        99.1 The consolidated financial statements of DST Systems, Inc. (including the notes thereto and the Report of Independent Accountants thereon) set forth under Item 8 of the DST Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File No. 1-14036), as listed under Item 14(a)(2) herein, are hereby incorporated by reference as Exhibit 99.1

(b)  Reports on Form 8-K

The Company did not file any current reports on Form 8-K during the three months ended December 31, 1998.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Kansas City Southern Industries, Inc.


March 22, 1999                       By:           /s/ L.H. Rowland
                                                     L.H. Rowland
                                                  Chairman, President,
Chief Executive
Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 22, 1999.

    Signature                             Capacity


  /s/ L.H. Rowland                 Chairman, President, Chief Executive Officer
    L.H. Rowland                     and Director


  /s/ M.R. Haverty                 Executive Vice President and Director
    M.R. Haverty


  /s/ J.D. Monello                 Vice President and Chief Financial Officer
    J.D. Monello                     (Principal Financial Officer)


  /s/ L.G. Van Horn                Vice President and Comptroller
    L.G. Van Horn                    (Principal Accounting Officer)


  /s/ A.E. Allinson                Director
    A.E. Allinson


   /s/ P.F. Balser                 Director
     P.F. Balser


   /s/ J.E. Barnes                 Director
     J.E. Barnes


    /s/ M.G. Fitt                  Director
      M.G. Fitt


   /s/ J.R. Jones                  Director
     J.R. Jones


  /s/ J.F. Serrano                 Director
    J.F. Serrano


  /s/ M.I. Sosland                 Director
    M.I. Sosland

                  KANSAS CITY SOUTHERN INDUSTRIES, INC.
                      1998 FORM 10-K ANNUAL REPORT
                          INDEX TO EXHIBITS

                                                                 Regulation S-K
Exhibit                                                            Item 601(b)
  No.                       Document                               Exhibit No.



 3.6       The Company's By-Laws, as amended and restated
               as of September 17, 1998                                   3

10.15      Employment Agreement as amended and restated
               January 1, 1999, by and between the Company and
               Michael R. Haverty                                        10

10.16      Employment Agreement as amended and restated
               January 1, 1999, by and between the Company and
               Joseph D. Monello                                         10

10.17      Employment Agreement as amended and restated
               January 1, 1999, by and between the Company and
               Danny R. Carpenter                                        10

10.18      Kansas City Southern Industries, Inc. Executive Plan,
               as amended and restated effective November 17, 1998       10

12.1       Computation of Ratio of Earnings to Fixed Charges             12

21.1       Subsidiaries of the Company                                   21

23.1       Consent of Independent Accountants                            23

27.1       Financial Data Schedule                                       27

                        -----------------------------