Form 10-Q
period 1999-03-31
KANSAS CITY SOUTHERN INDUSTRIES INC
filed 1999-05-14
CIK 54480

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1999

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

Class                                                 Outstanding at May 6, 1999

Common Stock, $.01 per share par value                        110,333,717 Shares
--------------------------------------------------------------------------------

                     KANSAS CITY SOUTHERN INDUSTRIES, INC.
                     -------------------------------------

                                   FORM 10-Q

                                MARCH 31, 1999

                                     INDEX


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Introductory Comments                                                         2

Consolidated Condensed Balance Sheets -
     March 31, 1999 and December 31, 1998                                     3

Consolidated Condensed Statements of Income -
     Three Months Ended March 31, 1999 and 1998                               4

Computation of Basic and Diluted Earnings per Common Share                    4

Consolidated Condensed Statements of Cash Flows -
     Three Months Ended March 31, 1999 and 1998                               5

Notes to Consolidated Condensed Financial Statements                          6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               11

Item 3.  Qualitative and Quantitative Disclosures About Market Risk          25


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   26

Item 4.  Submission of Matters to a Vote of Security Holders                 26

Item 6.  Exhibits and Reports on Form 8-K                                    27


SIGNATURES                                                                   28

                    KANSAS CITY SOUTHERN INDUSTRIES, INC.

                                  FORM 10-Q

                               MARCH 31, 1999


PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


INTRODUCTORY COMMENTS

The Consolidated Condensed Financial Statements included herein have been prepared by Kansas City Southern Industries, Inc. ("Company" or "KCSI"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Consolidated Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q. Results for the three months ended March 31, 1999 are not necessarily indicative of the results expected for the full year 1999.


                   KANSAS CITY SOUTHERN INDUSTRIES, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                           (Dollars in Millions)
                                (Unaudited)

                                                            March 31,          December 31,
                                                                1999                1998
ASSETS

Current Assets:
    Cash and equivalents                                   $       42.5         $       27.2
    Investments in advised funds                                  169.8                149.1
    Accounts receivable, net                                      244.9                208.4
    Inventories                                                    50.5                 47.0
    Other current assets                                           29.4                 37.8
                                                            -----------          -----------
        Total current assets                                      537.1                469.5

Investments held for operating purposes                           717.7                707.1

Properties (net of $581.8 and $567.1 accumulated
    depreciation and amortization, respectively)                1,273.1              1,266.7

Intangibles and Other Assets, net                                 181.3                176.4
                                                            -----------          -----------

    Total assets                                           $    2,709.2         $    2,619.7
                                                           ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Debt due within one year                               $       10.9         $       10.7
    Accounts and wages payable                                    124.7                125.8
    Accrued liabilities                                           191.4                159.7
                                                            -----------          -----------
        Total current liabilities                                 327.0                296.2
                                                            -----------          -----------

Other Liabilities:
    Long-term debt                                                829.0                825.6
    Deferred income taxes                                         417.4                403.6
    Other deferred credits                                        123.6                128.8
                                                            -----------          -----------
        Total other liabilities                                 1,370.0              1,358.0
                                                            -----------          -----------

Minority Interest in consolidated subsidiaries                     27.5                 34.3
                                                            -----------          -----------

Stockholders' Equity:
    Preferred stock                                                 6.1                  6.1
    Common stock                                                    1.1                  1.1
    Retained earnings                                             903.7                849.1
    Accumulated other comprehensive income                         73.8                 74.9
                                                            -----------          -----------
        Total stockholders' equity                                984.7                931.2
                                                            -----------          -----------

    Total liabilities and stockholders' equity             $    2,709.2         $    2,619.7
                                                           ============         ============

     See accompanying notes to consolidated condensed financial statements.

                      KANSAS CITY SOUTHERN INDUSTRIES, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  (Dollars in Millions, Except per Share Data)
                                   (Unaudited)
                                                                        Three Months
                                                                       Ended March 31,
                                                                   1999             1998
Revenues                                                        $   385.2       $    295.7

Costs and expenses                                                  242.5            188.5
Depreciation and amortization                                        21.1             16.8
                                                                ---------       ----------
     Operating Income                                               121.6             90.4

Equity in net earnings (losses) of unconsolidated affiliates:
     DST Systems, Inc.                                               10.7              7.5
     Grupo Transportacion Ferroviaria
       Mexicana, S.A. de C.V.                                         0.5             (3.1)
     Other                                                            1.1              0.4
Interest expense                                                    (15.0)           (17.4)
Other, net                                                            5.8              6.6
                                                                ---------       ----------
     Pretax Income                                                  124.7             84.4

Income tax provision                                                 44.9             31.5
Minority interest in
  consolidated earnings                                              11.2              6.7
                                                                ---------       ----------

Net Income                                                           68.6             46.2

Other Comprehensive Income (Loss), net of tax:
     Unrealized gain (loss) on securities                            (0.1)            29.9
     Cumulative translation adjustment                               (1.0)             -
                                                                ---------       ----------

Comprehensive Income                                            $    67.5       $     76.1
                                                                =========       ==========


Computation of Basic and Diluted Earnings per Common Share

Basic Earnings per Common Share                                 $    0.62       $     0.43
                                                                =========       ==========

Diluted Earnings per Common Share                               $    0.60       $     0.41
                                                                =========       ==========

Weighted Average Common
  Shares Outstanding (in thousands)                               109,843          108,573
                                                                ----------      ----------

Diluted Common Shares
     Outstanding (in thousands)                                   113,675          112,353
                                                                ----------      ----------

Cash Dividends Paid:
     Per Preferred share                                        $     .25       $      .25
     Per Common share                                           $     .04       $      .04

       See accompanying notes to consolidated condensed financial statements.


                    KANSAS CITY SOUTHERN INDUSTRIES, INC.
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Dollars in Millions)
                                 (Unaudited)
                                                                    Three Months
                                                                   Ended March 31,
                                                               1999              1998
CASH FLOWS PROVIDED BY (USED FOR):

OPERATING ACTIVITIES:
   Net income                                               $    68.6       $     46.2
   Adjustments to net income:
     Depreciation and amortization                               21.1             16.8
     Deferred income taxes                                       15.0             11.3
     Equity in undistributed net earnings                       (12.3)            (4.8)
     Distributions from equity investments                        0.1              5.2
     Minority interest in consolidated earnings                  (8.4)           (13.5)
     Employee deferred compensation expenses                     (2.4)            (4.0)
   Changes in working capital items:
     Accounts receivable                                        (36.6)           (17.1)
     Inventories                                                 (3.5)             0.1
     Other current assets                                         7.7            (11.7)
     Accounts and wages payable                                  (1.7)            (5.3)
     Accrued liabilities                                         35.6            (21.0)
   Other, net                                                    (8.7)            (2.9)
                                                            ---------       ----------
     Net                                                         74.5             (0.7)
                                                            ---------       ----------

INVESTING ACTIVITIES:
   Property acquisitions                                        (23.9)           (15.1)
   Proceeds from disposal of property                             0.2              1.9
   Investment in and loans with affiliates                       (1.0)             -
   Net (purchases) sales of investments in advised funds        (18.5)            12.6
   Other, net                                                    (1.3)             5.3
                                                            ---------       ----------
     Net                                                        (44.5)             4.7
                                                            ---------       ----------

FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                      31.8             24.2
   Repayment of long-term debt                                  (28.2)           (50.6)
   Proceeds from stock plans                                     13.4             15.8
   Stock repurchased                                            (22.3)            (0.6)
   Cash dividends paid                                           (8.9)            (8.9)
   Other, net                                                    (0.5)             2.3
                                                            ---------       ----------
     Net                                                        (14.7)           (17.8)
                                                            ---------       ----------

CASH AND EQUIVALENTS:
   Net increase (decrease)                                       15.3            (13.8)
   At beginning of year                                          27.2             33.5
                                                            ---------       ----------
   At end of period                                         $    42.5       $     19.7
                                                            =========       ==========

     See accompanying notes to consolidated condensed financial statements.

                     KANSAS CITY SOUTHERN INDUSTRIES, INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the management of Kansas City Southern Industries, Inc. ("Company"; "KCSI"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal closing procedures) necessary to present fairly the financial position of the Company and its subsidiary companies as of March 31, 1999 and December 31, 1998, and the results of operations and cash flows for the three months ended March 31, 1999 and 1998.

2. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year 1999.

3. The accompanying consolidated condensed financial statements have been prepared consistently with accounting policies described in Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

4. As previously disclosed, the Company announced its intention to separate the Transportation and Financial Services segments through a proposed dividend of the stock of a new holding company for its Financial Services businesses (the "Separation"). In January 1999, the Company resubmitted a filing to the Internal Revenue Service ("IRS") requesting a favorable tax ruling on the proposed
Separation. Subject to receipt of a favorable ruling from the IRS and consideration of other relevant factors, management anticipates completion of the Separation to occur before the end of 1999.

5. The effect of stock options to employees represent the only difference between the weighted average shares used for the basic earnings per share computation compared to the diluted earnings per share computation. For the three months ended March 31, 1999 and 1998, the total incremental shares from assumed conversion of stock options was 3,832,025 and 3,780,000, respectively, and these incremental shares were included in the computation of diluted earnings per share. However, options to purchase 2,000 shares were excluded in the first quarter 1998 computation because the exercise prices exceeded the average market price of the common shares. There were no options to purchase shares excluded in the first quarter 1999 computation.

The only adjustments that currently affect the numerator of the Company's diluted earnings per share computation include preferred dividends and potentially dilutive securities at subsidiaries and affiliates. These adjustments were not material for the three months ended March 31, 1999 and 1998, respectively.

6. The Company's inventories ($50.5 million at March 31, 1999 and $47.0 million at December 31, 1998) primarily consist of material and supplies related to rail transportation. Other components of inventories are not material.

7. Investments in unconsolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control. Investments in unconsolidated affiliates at March 31, 1999 include, among others, equity interests in DST Systems, Inc. ("DST"), Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. ("Grupo TFM"), Southern Capital Corporation, LLC ("Southern Capital"), Mexrail, Inc. ("Mexrail") and the Panama Canal Railway Company.

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

Combined condensed financial information of unconsolidated affiliates is shown below:


Financial Condition (dollars in millions):

                                          March 31, 1999                               December 31, 1998
                              DST (a)      Grupo TFM (b)      Other        DST (a)      Grupo TFM (b)      Other

  Current assets            $    393.6    $      118.8     $   34.5       $    375.8    $     109.9     $   33.1
  Non-current assets           1,504.3         1,970.0        283.6          1,521.2        1,974.7        277.0
                            ----------    ------------     --------       ----------    -----------     --------

       Assets               $  1,897.9    $    2,088.8     $  318.1       $  1,897.0    $   2,084.6     $  310.1
                            ==========    ============     ========       ==========    ===========     ========

  Current liabilities       $    222.2    $      254.2     $   48.6       $    268.6    $     233.9     $   48.6
  Non-current liabilities        478.2           726.6        197.9            462.2          745.0        191.7
  Minority interest                -             343.3          -                -            342.4          -
  Equity of stockholders
    and partners               1,197.5           764.7         71.6          1,166.2          763.3         69.8
                            ----------    ------------     --------       ----------    -----------     --------

       Liabilities and
         equity             $  1,897.9    $    2,088.8     $  318.1       $  1,897.0    $   2,084.6     $  310.1
                            ==========    ============     ========       ==========    ===========     ========

  KCSI's investment         $    385.0    $      285.6     $   39.4       $    376.0    $     285.1     $   38.6
                            ==========    ============     ========       ==========    ===========     ========



Operating Results (dollars in millions):
                                                               Three Months
                                                              Ended March 31,
                                                          1999              1998
   Revenues:
     DST (a)                                          $    292.8        $    266.0
     Grupo TFM (b)                                         112.5             100.0
     All others                                             24.7              26.1
                                                      ----------        ----------

       Total revenues                                 $    430.0        $    392.1
                                                      ==========        ==========

   Operating costs and expenses:
     DST (a)                                          $    242.9        $    225.6
     Grupo TFM  (b)                                         88.7              90.7
     All others                                             23.0              24.9
                                                      ----------        ----------
       Total operating costs
         and expenses                                 $    354.6        $    341.2
                                                      ==========        ==========

   Net income (loss):
     DST (a)                                          $     33.6        $     24.1
     Grupo TFM  (b)                                          1.4              (4.1)
     All others                                              2.2               0.4
                                                      ----------        ----------

       Total net income                               $     37.2        $     20.4
                                                      ==========        ==========

(a) The financial condition and operating results for DST reflect the merger of a wholly-owned DST subsidiary with USCS International, Inc. ("USCS") on December 21, 1998. Information for prior periods has been restated to combine the historical results of DST and USCS. The merger was accounted for by DST as a pooling of interests.

(b) Grupo TFM is presented on a U.S. GAAP basis.

8. For purposes of the Statement of Cash Flows, the Company considers all short-term liquid investments with a maturity of generally three months or less to be cash equivalents.


   Supplemental Cash Flow Information (in millions):

                                  Three Months
                                 Ended March 31,
                               1999           1998

    Interest paid           $    17.3       $   23.1
    Income taxes paid             6.0            6.6


Noncash Investing and Financing Activities:

In first quarter 1998, the Company issued approximately 227,000 shares of KCSI common stock under the Tenth Offering of the Employee Stock Purchase Plan ("ESPP"). These shares, totaling a purchase price of approximately $3.0 million, were subscribed and paid for through employee payroll deductions in 1997. There were no shares of KCSI common stock issued under an offering of the ESPP during the first quarter of 1999.

Company subsidiaries and affiliates hold various investments which are accounted for as "available for sale" securities as defined by Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities". The Company records its proportionate share of any unrealized gains or losses related to these investments, net of deferred taxes, in stockholders' equity as accumulated other comprehensive income. For the three months ended March 31, 1999, the Company recorded its proportionate share of the decline in market value of these investments of $0.2 million ($0.1 million, net of deferred income taxes) from December 31, 1998. For the three months ended March 31, 1998, the Company's proportionate share of these investments increased $48.6 million ($29.9 million, net of deferred income taxes).

9. In 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the manner in which public business enterprises report information about operating segments in annual financial statements and requires disclosure of selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 did not have a material impact on the disclosures of the Company. Pursuant to SFAS 131, the following provides selected interim financial information for the Transportation and Financial Services segments (in millions):


                                             Three Months
                                            Ended March 31,
                                         1999           1998

   Revenues:
     Transportation                  $     151.9    $     152.5
     Financial Services                    233.3          143.2
                                     -----------    -----------

     KCSI Consolidated               $     385.2    $     295.7
                                     ===========    ===========

   Net Income:
     Transportation                  $       7.6    $       9.2
     Financial Services                     61.0           37.0
                                     -----------    -----------

     KCSI Consolidated               $      68.6    $      46.2
                                     ===========    ===========


                                      March 31,     December 31,
                                         1999           1998
   Total Assets:
     Transportation                  $   1,810.5    $   1,796.8
     Financial Services                    898.7          822.9
                                     -----------    -----------

     KCSI Consolidated               $   2,709.2    $   2,619.7
                                     ===========    ===========


Sales between segments were not material for the three months ended March 31, 1999 and 1998, respectively.

10. In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities measured at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 and should not be retroactively applied to financial statements of periods prior to adoption.

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

11. As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, prior to January 1, 1999, Mexico's economy was classified as "highly inflationary" as defined in Statement of Financial
Accounting Standards No. 52 "Foreign Currency Translation" ("SFAS 52"). Accordingly, the U.S. dollar was assumed to be Grupo TFM's functional currency, and any gains or losses from translating Grupo TFM's financial statements into U.S. dollars were included in the determination of its net income (loss). Equity earnings (losses) from Grupo TFM included in the Company's results of operations reflected the Company's share of such translation gains and losses.

Effective January 1, 1999, the Securities and Exchange Commission staff declared that Mexico should no longer be considered a highly inflationary economy. Accordingly, the Company performed an analysis under the guidance of SFAS 52 to determine whether the U.S. dollar or the Mexican peso should be used as the functional currency for financial accounting and reporting purposes for periods subsequent to December 31, 1998. Based on the results of the analysis, management believes that the U.S. dollar is the appropriate functional currency to use for the Company's investment in Grupo TFM; therefore, the financial accounting and reporting of the operating results of Grupo TFM will remain consistent with prior periods.

12. The Company has had no significant changes in its outstanding litigation or other contingencies from that previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 other than as noted below. The following provides an update concerning the Bogalusa Cases.

Bogalusa Cases
In July 1996, the Kansas City Railway Company ("KCSR") was named as one of twenty-seven defendants in various lawsuits in Louisiana and Mississippi arising from the explosion of a rail car loaded with chemicals in Bogalusa, Louisiana on October 23, 1995. As a result of the explosion, nitrogen dioxide and oxides of nitrogen were released into the atmosphere over parts of that town and the surrounding area allegedly causing evacuations and injuries. Approximately 25,000 residents of Louisiana and Mississippi have asserted claims to recover damages allegedly caused by exposure to the chemicals.

KCSR neither owned nor leased the rail car or the rails on which the rail car was located at the time of the explosion in Bogalusa. KCSR did, however, move the rail car from Jackson to Vicksburg, Mississippi, where it was loaded with chemicals, and back to Jackson where the car was tendered to the Illinois Central Railroad Company ("IC"). The explosion occurred more than 15 days after KCSR last transported the rail car. The car was loaded by the shipper in excess of its standard weight, but under the car's capacity, when it was transported by KCSR to interchange with the IC.

The Mississippi lawsuit from the chemical release began in the last week of March, 1999. Since commencement of the trial, there have been no developments that would require a change in the Company's assessment of the case.

KCSR believes that its exposure to liability in these cases is remote. If KCSR were to be found liable for punitive damages in these cases, such a judgment could have a material adverse effect on the financial condition of the Company.

13. See the Recent Developments section of Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, for significant transactions and events that will have an impact on the Company's future results of operations, financial position and cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


OVERVIEW

The discussion set forth below and other portions of this Form 10-Q contain comments not based upon historical fact. Such forward-looking comments are based upon information currently available to management and management's perception thereof as of the date of this Form 10-Q. Readers can identify these forward-looking comments by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. The actual results of operations of Kansas City Southern Industries, Inc. ("Company" or "KCSI") could materially differ from those indicated in forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the Company's Current Report on Form 8-K dated November 12, 1996, and its Amendment, Form 8-K/A dated June 3, 1997, which have been filed with the U.S. Securities and Exchange Commission (File No.1-4717) and are hereby incorporated by reference herein. Readers are strongly encouraged to consider these factors when evaluating any such forward-looking comments. The Company will not update any forward looking comments set forth in this Form 10-Q.

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

The Company's business activities by industry segment and principal subsidiary companies are:

Transportation    -    The    Transportation    segment    consists    of    all
transportation-related subsidiaries and investments, including:

o The Kansas City Southern Railway Company ("KCSR"), a wholly-owned subsidiary of the Company, operating a Class I Common Carrier railroad system;
o Gateway Western Railway Company ("Gateway Western"), an indirect wholly-owned subsidiary of the Company, operating a regional railroad system;
o Southern Group, Inc., a wholly-owned subsidiary of KCSR, owning 100% of Carland, Inc. and managing the loan portfolio for Southern Capital Corporation LLC ("Southern Capital"), a 50% owned joint venture (see "Recent Developments" for discussion of sale of loan portfolio);
o Equity investments in Southern Capital, Grupo Tranportacion Ferroviaria Mexicana S.A. de C.V. ("Grupo TFM") a 37% owned affiliate, Mexrail Inc. ("Mexrail"), a 49% owned affiliate along with its wholly-owned subsidiary, the Texas Mexican Railway Company ("Tex Mex"); and Panama Canal Railway Company, a 50% joint venture;
o Kansas City Southern Lines, Inc. ("KCSL"), a wholly-owned subsidiary of the Company, serving as a holding company for Transportation-related entities; and
o Various other consolidated subsidiaries.

Financial Services - The Financial Services segment consists of all subsidiaries engaged in the management of investments for mutual funds, private and other accounts, as well as any Financial Services-related investments. Included are:

o  Janus Capital Corporation ("Janus"), an 82% owned subsidiary, diluted;
o  Berger Associates, Inc. ("Berger"), a 100% owned subsidiary;
o  Nelson Money Managers plc ("Nelson"), an 80% owned subsidiary;
o  DST Systems, Inc. ("DST"), an approximate 32% owned equity investment;
o FAM Holdings, Inc.("FAM Holdings"), a wholly-owned subsidiary of the Company, formed on January 23, 1998 for the purpose of becoming a holding company for financial services-related subsidiaries and affiliates; and
o  Various other consolidated subsidiaries.



RECENT DEVELOPMENTS

KSU Stock added to the S&P 500 Index. On March 26, 1999, Standard and Poors (S&P) Financial Information Services announced that it was adding Kansas City Southern Industries, Inc. to its S&P 500 index. KCSI was added to the S&P 500 Railroads Industry group after the close of trading on April 1, 1999. Management believes that the Company's addition to this index of leading U.S. companies will have a positive impact on KCSI stock and help build the Company's shareholder base.


Approval of CN/IC merger. At a voting conference held on March 25, 1999, the Surface Transportation Board ("STB") unanimously approved the merger of Canadian National Railway ("CN") and Illinois Central Corp. ("IC"). The STB is expected to issue its written approval on May 25, 1999, with an effective date of June 24, 1999, at which time the CN will be permitted to exercise control over IC's operations and assets. As part of this approval, the STB imposed certain restrictions on the merger including a condition requiring that the CN/IC grant KCSR access to three additional shippers in the Geismar, Louisiana industrial area: Rubicon, Uniroyal and Vulcan. This is in addition to the three Geismar shippers (BASF, Borden and Shell) that KCSR will have access to as a result of its alliance agreement with CN/IC, as previously disclosed. Management believes the access to these Geismar shippers will provide the Company with additional revenue opportunities. The STB also denied a filing by the CN, IC and KCSR seeking trackage rights for the Gateway Western over several miles of UP and Norfolk Southern track in Springfield, Illinois.


Foreign Exchange Matters. As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, prior to January 1, 1999, Mexico's economy was classified as "highly inflationary" as defined in Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation" ("SFAS 52"). Accordingly, the U.S. dollar was assumed to be Grupo TFM's functional currency, and any gains or losses from translating Grupo TFM's financial statements into U.S. dollars were included in the determination of its net income (loss). Equity earnings (losses) from Grupo TFM included in the Company's results of operations reflected the Company's share of such translation gains and losses.

Effective January 1, 1999, the Securities and Exchange Commission ("SEC") staff declared that Mexico should no longer be considered a highly inflationary economy. Accordingly, the Company performed an analysis under the guidance of SFAS 52 to determine whether the U.S. dollar or the Mexican peso should be used as the functional currency for financial accounting and reporting purposes for periods subsequent to December 31, 1998. Based on the results of the analysis, management believes that the U.S. dollar is the appropriate functional currency to use for the Company's investment in Grupo TFM; therefore, the financial accounting and reporting of the operating results of Grupo TFM will remain consistent with prior periods.


Sale of loan portfolio by Southern Capital. On March 31, 1999, Southern Capital signed an agreement to sell its portfolio of non-rail assets to Textron Financial Corporation. The purchase price for these assets (comprised primarily of finance receivables in the amusement and non-rail transportation industries) is approximately $52.8 million. The purchase is expected to close in the second quarter of 1999 and is not expected to have a material impact on the Company's results of operations.


Repurchase of stock. As previously disclosed in the Current Report on Form 8-K dated February 25, 1999, the Company repurchased 460,000 shares of its common stock from The DST Systems, Inc. Employee Stock Ownership Plan (the "DST ESOP") in a private transaction. The DST ESOP has previously sold to the Company other shares of KCSI stock which were part of the DST ESOP's assets as a result of DST's participation in the Company's employee stock ownership plan prior to DST's initial public offering in 1995.

The shares were purchased at a price equal to the closing price per share of KCSI's common stock on the New York Stock Exchange on February 24, 1999. The shares are held in treasury for use in connection with the Company's various employee benefit plans.

These repurchases are part of the 9,000,000 share repurchase program that the Company's Board of Directors authorized in 1996. Including this transaction, the Company has repurchased a total of approximately 4,100,000 shares under this program.


Option to Purchase Mexican Government's Ownership Interest in TFM, S.A. de C.V. ("TFM"). On January 28, 1999, the Company, along with other direct and indirect owners of TFM, entered into a preliminary agreement with the Mexican Government ("Government"). As part of that agreement, an option was granted to the Company, Transportacion Maritima Mexicana, S.A. de C.V. ("TMM") and Grupo Servia, S.A. de C.V. ("Grupo Servia") to purchase all or a portion of the Government's 20% ownership interest in TFM at a discount. The option to purchase all or a portion of the Government's interest expires on November 30, 1999. If the purchase of at least 35% of the Government's stock is not completed by May 31, 1999, the entire option will expire on that date. If the option is fully exercised, the Company's additional cash investment is not expected to exceed $88 million. As part of this agreement and as a condition to exercise this option, the parties have agreed to settle the outstanding claims against the Government regarding a refund of Mexican Value Added Tax (VAT) payments. TFM has also agreed to sell to the Government a small section of redundant trackage for inclusion in another railroad concession. In addition, under the terms of the agreement, the Government would be released from its capital call obligations at the moment that the option is exercised in whole or in part. Furthermore, TFM, TMM, Grupo Servia and the Company have agreed to sell, in a public offering, a direct or indirect participation in at least the same percentage currently represented by the shares exercised in this option, by October 31, 2003, subject to market conditions. The option and the other described agreements are conditioned on the parties entering into a final written agreement and obtaining all necessary consents and authorizations.

Planned Separation of the Company Business Segments. As previously disclosed, the Company announced its intention to separate the Transportation and Financial Services segments through a proposed dividend of the stock of a new holding company for its Financial Services businesses (the "Separation"). In January 1999, the Company resubmitted a filing to the Internal Revenue Service ("IRS") requesting a favorable tax ruling on the proposed Separation. Subject to receipt of a favorable ruling from the IRS and consideration of other relevant factors, management anticipates completion of the Separation to occur before the end of 1999.



RESULTS OF OPERATIONS

The Company's revenues, operating income and net income by industry segment are as follows (dollars in millions):

                                        Three Months
                                        Ended March 31,
                                    1999              1998
Revenues:
   Transportation                $   151.9         $    152.5
   Financial Services                233.3              143.2
                                 ---------         ----------
       Total                     $   385.2         $    295.7
                                 =========         ==========

Operating Income:
   Transportation                $    24.4         $     32.0
   Financial Services                 97.2               58.4
                                 ---------         ----------
       Total                     $   121.6         $     90.4
                                 =========         ==========

Net Income:
   Transportation                $     7.6         $      9.2
   Financial Services                 61.0               37.0
                                 ---------         ----------
       Total                     $    68.6         $     46.2
                                 =========         ==========



The Company reported first quarter 1999 consolidated earnings of $68.6 million ($0.60 per diluted share) compared to $46.2 million ($0.41 per diluted share) in first quarter 1998. Consolidated first quarter 1999 revenues rose 30% to $385.2 million compared to first quarter 1998, fueled by higher revenues in the Financial Services segment. Operating expenses increased approximately 29% quarter to quarter primarily arising from increases in the Financial Services segment. First quarter 1999 depreciation and amortization increased nearly 26%, chiefly because of higher depreciation in the Financial Services segment arising from 1998 infrastructure development. Operating income for the three months ended March 31, 1999 increased to $121.6 million, more than 34% higher than the comparable 1998 period, primarily due to the revenue growth and lower proportionate growth in operating expenses compared to revenues in the Financial Services segment. Equity earnings in unconsolidated affiliates improved $7.5 million, or 156%, due to higher contributions from DST and Grupo TFM. DST equity earnings increased $3.2 million, while earnings from Grupo TFM were $0.5 million compared to equity losses of $3.1 million in first quarter 1998. Interest expense declined $2.4 million (14%) for the three months ended March 31, 1999 versus the comparable 1998 period due to lower average debt balances coupled with lower average interest rates on variable rate debt.


TRANSPORTATION
                                              THREE MONTHS                                    THREE MONTHS
                                           ENDED MARCH 31, 1999                           ENDED MARCH 31, 1998
                                           --------------------                           --------------------
                                                                       (in millions)

                                                             Consolidated                                   Consolidated
                                      KCSR         Other    Transportation          KCSR         Other    Transportation

Revenues                            $  135.3     $   16.6     $   151.9           $  135.7     $   16.8     $   152.5
Costs and expenses                      96.5         16.7         113.2               93.9         12.6         106.5
Depreciation and amortization           12.6          1.7          14.3               12.6          1.4          14.0
                                    --------     --------     ---------           --------     --------     ---------
    Operating income (loss)             26.2         (1.8)         24.4               29.2          2.8          32.0
Equity in net earnings (losses)
    of unconsolidated affiliates
       Grupo TFM                         -            0.5           0.5                -           (3.1)         (3.1)
       Other                             0.6          -             0.6                0.5         (0.4)          0.1
Interest expense                        (8.5)        (5.5)        (14.0)              (9.1)        (5.9)        (15.0)
Other, net                               0.9          -             0.9                1.6          1.6           3.2
                                    --------     ---------    ---------           --------     --------     ---------
    Pretax income (loss)                19.2         (6.8)         12.4               22.2         (5.0)         17.2
Income tax provision (benefit)           7.5         (2.7)          4.8                8.7         (0.7)          8.0
                                    --------     --------     ---------           --------     --------     ---------
    Net income (loss)               $   11.7     $   (4.1)    $     7.6           $   13.5     $   (4.3)    $     9.2
                                    ========     ========     =========           ========     ========     =========


The Transportation segment contributed $7.6 million to the Company's first quarter 1999 consolidated earnings, a $1.6 million decrease compared to first quarter 1998. The decrease was attributable to higher operating expenses, essentially flat revenues and certain non-recurring gains in 1998, partially offset by an increase in equity earnings related to Grupo TFM and lower interest expense.

Transportation revenues for first quarter 1999 of $151.9 million decreased slightly compared to first quarter 1998. KCSR revenues remained essentially flat (see below for explanation of commodity groups), while Gateway Western revenues declined approximately 8%, based primarily on overall volume declines. This decline was partially offset by higher revenues at several smaller Transportation companies arising from volume gains. The following is a summary of revenues and carloads for KCSR's major commodity groups:


                                                                                        Carloads and
                                                  Revenues                            Intermodal Units
                                               (in millions)                           (in thousands)
                                                Three months                            Three months
                                               ended March 31,                         ended March 31,
                                           1999              1998                  1999              1998
   General commodities:
     Chemical and petroleum             $      32.2       $     34.6                  40.1              41.9
     Paper and forest                          25.7             27.1                  40.8              44.1
     Agricultural and mineral                  24.6             22.8                  32.9              31.9
     Other                                      4.9              5.9                   6.0               7.6
                                        -----------       ----------            ----------       -----------
   Total general commodities                   87.4             90.4                 119.8             125.5
       Intermodal                              11.6             11.0                  47.9              41.3
       Coal                                    29.7             28.4                  52.8              52.9
                                        -----------       ----------            ----------       -----------
   Subtotal                                   128.7            129.8                 220.5             219.7
       Other                                    6.6              5.9                   -                 -
                                        -----------       ----------            ----------       -----------
         Total                          $     135.3       $    135.7                 220.5             219.7
                                        ===========       ==========            ==========       ===========

         Agricultural and mineral products - Agricultural and mineral product revenues rose 7.8% for the three months ended March 31, 1999 versus the comparable 1998 period. This increase resulted from higher carloads and revenue per carload for domestic grain movements, primarily because of an increase in demand at certain chicken feed customers with shipment destinations serviced by KCSR. Higher domestic grain revenues were partially offset by volume declines in export grain arising from a decreased demand in Mexico. Decreases in first quarter 1999 grain shipments to Mexico resulted from a change in the Mexican government's purchasing strategy, which, in the first quarter, transitioned from a government entity to private industry during which there was a period of time when no import permits were issued. This transition to private industry is in process and management does not expect this to have a long-term impact on future exports of grain to Mexico. Management believes that grain shipments to Mexico will increase during second quarter 1999 and expects that, on a long-term basis, KCSR will continue to derive increased revenues from future grain movements to Mexico.

         Chemical and petroleum products - Chemical and petroleum product revenues decreased $2.4 million (7%) quarter to quarter, primarily as a result of declines in miscellaneous chemical and soda ash revenues. Miscellaneous chemical carloads were down approximately 8% due in part to the expiration in late 1998 of the emergency service order in the Houston area, as well as a decline in demand due to chemical market conditions. Soda ash carloads and revenues per carload declined primarily as a result of a weak export market due to the continuing difficulty in the economic climate in Asia and South America.

         Paper and forest products - Paper and forest product revenues declined 5.3% for the three months ended March 31, 1999 compared to the three months ended March 31, 1998. Reductions in these revenues during first quarter 1999 occurred primarily because of lower demand and current stockpiles and inventories. Management believes that paper and forest product revenues will continue to remain somewhat flat during the second quarter; however, long-term prospects, including potential exports to Mexico, appear to be more favorable in the third and fourth quarters of 1999.

         Coal - Coal revenues increased 4.4% quarter to quarter resulting primarily from an increase in the length of haul of certain unit coal trains. During January 1999, one of KCSR's electric generating utility plants (Kansas City Power and Light's ("KCP&L") Hawthorne plant) had an explosion and is out of service for an undetermined period. As a result, KCP&L increased its capacity at its Amsterdam plant leading to higher coal demands. The Amsterdam plant is a longer haul for KCSR and thus, the related revenues generated are higher. The KCP&L Hawthorne plant represented approximately 5% of total coal tons hauled by KCSR in 1998 and is a short haul move. The extended outage is, however, not expected to have a material effect on overall coal revenues.

         Intermodal and other - Intermodal revenues increased nearly 6% for the three months ended March 31, 1999 versus the comparable 1998 period, primarily due to higher intermodal unit shipments (16.1%) quarter to quarter. Other carload revenues declined approximately $1 million as a result of weakness in the steel market arising from slower domestic oil production. Note, however, that automobile traffic revenues have almost doubled compared with first quarter 1998 and management expects future growth in these revenues as the CN/IC alliance traffic continues to increase.


The Transportation segment's total operating expenses increased $7 million (5.8%), to $127.5 million for the three months ended March 31, 1999 from $120.5 million for the three months ended March 31, 1998. First quarter KCSR operating costs increased $2.6 million from 1998, primarily due to higher car hire costs resulting from fewer KCSR cars and trailers being utilized by other railroads, and higher salaries and wages arising from general wage increases. As a result of essentially flat revenues and higher operating expenses, KCSR's operating ratio, a common efficiency measure among Class I rail carriers, was 80.7% compared with 78.3% in first quarter 1998. Other Transportation operating costs increased $4.4 million quarter to quarter, primarily due to higher costs at Gateway Western resulting largely from an unusual $1.4 million March 1999 derailment and increased costs at various smaller Transportation companies (attributable to higher revenues as noted above). As a result of essentially flat revenues and higher operating expenses, operating income for the Transportation segment declined $7.6 million quarter to quarter.

The Transportation segment recorded equity earnings of $1.1 million from unconsolidated affiliates for the three months ended March 31, 1999 compared to losses of $3.0 million for the three months ended March 31, 1998. The increase is attributed primarily to equity earnings from Grupo TFM, reflecting continued operating improvements and the tax impact related to fluctuations in the valuation of the peso versus the U.S. dollar. Grupo TFM's operating ratio improved to 78.8% in first quarter 1999 versus 90.7% in first quarter 1998. Results of Grupo TFM are reported on a U.S. GAAP basis. Also contributing to the increase was Mexrail, which recorded equity losses of $0.1 million in first quarter 1999 versus losses of $0.5 million in the comparable 1998 period. Equity earnings from Southern Capital improved by approximately $0.1 million quarter to quarter.

Interest expense declined $1.0 million, or nearly 7%, during first quarter 1999 compared to first quarter 1998, primarily as a result of lower average debt balances. Other, net decreased $2.3 million quarter to quarter attributable to first quarter 1998 gains on sales of property.


FINANCIAL SERVICES

                                                        CONSOLIDATED
                                                      FINANCIAL SERVICES
                                                        (in millions)
                                                        THREE MONTHS
                                                       ENDED MARCH 31,
                                                 1999                  1998
                                           -------------         --------------

Revenues                                   $       233.3         $       143.2
Costs and expenses                                 129.3                  82.0
Depreciation and amortization                        6.8                   2.8
                                           -------------         -------------
    Operating income                                97.2                  58.4
Equity in net earnings of
  unconsolidated affiliates:
    DST Systems, Inc.                               10.7                   7.5
    Other                                            0.5                   0.3
Interest expense                                    (1.0)                 (2.4)
Other, net                                           4.9                   3.4
                                           -------------         -------------
    Pretax income                                  112.3                  67.2
Income tax provision                                40.1                  23.5
Minority interest                                   11.2                   6.7
                                           -------------         -------------
    Net income                             $        61.0         $        37.0
                                           =============         =============



The Financial Services segment reported net earnings of $61.0 million for the three months ended March 31, 1999, an increase of 65% over the $37.0 million in comparable 1998. Assets under management grew to $142.0 billion, 25% and 69% higher than December 31, 1998 and March 31, 1998, respectively. This significant growth in assets under management fueled a $90.1 million (63%) and $38.8 million (66%) increase in revenues and operating income, respectively, quarter to quarter.

First quarter 1999 net fund sales totaled $13.1 billion compared to $2.3 billion in the same 1998 quarter and market appreciation of $15.4 billion exceeded first quarter 1998 by $5.2 billion. U.S. shareowner accounts increased 12% from December 31, 1998, nearing 3.4 million accounts as of March 31, 1999. New accounts during first quarter 1999 exceeded the total number of new accounts opened for all of 1998.

Driven by the dramatic growth in assets under management, Financial Services revenues increased at a higher proportionate rate than costs and expenses during first quarter 1999 versus first quarter 1998, resulting in an improvement in operating margins to 41.7% from 40.8% in comparable 1998. Higher first quarter 1999 costs included: i) salaries and wages as a result of investment performance-based incentive compensation and an increased number of employees;
ii) alliance and supermarket fees attributable to an increased number of assets under management through this distribution channel; iii) depreciation and amortization, reflecting the infrastructure development in 1998; and iv) various less significant variable cost components as a result of the 63% growth in revenues.

First quarter 1999 equity earnings from DST increased 43% to $10.7 million from $7.5 million in the prior year quarter. This improvement in DST equity earnings recorded by KCSI was largely attributable to improvements in DST's Financial Services segment, driven by higher revenues quarter to quarter resulting from a 12% increase in shareowner accounts serviced (51.6 million at March 31, 1999 versus 45.9 million at March 31, 1998) and continued growth in international business. DST results also reflect: i) improved consolidated operating margins quarter to quarter; and ii) capitalization of $3.8 million of costs for internal use software during first quarter 1999 in connection with the required adoption of Statement of Position 98-1 effective January 1, 1999 (DST previously expensed all internally developed proprietary software). First quarter 1999 includes earnings from USCS International, Inc., which was merged with DST under the pooling of interests accounting method in December 1998. The merger reduced the Company's ownership in DST from 41% to approximately 32%.

The following is a brief discussion of significant first quarter 1999 activity at key Financial Services subsidiaries.

     Janus
     Janus continued to report improved product performance and asset growth -- assets under management increased $28.5 billion from December 31, 1998, reaching $136.8 billion at March 31, 1999. This success is attributable to several factors, including a strong equity market, higher-than-peer investment performance by the majority of Janus funds and portfolios, effective marketing, competitive alternative distribution channels for products, and a well-known and respected brand name.

     As of March 31, 1999, the Janus Investment Funds reported ten funds with over $1 billion in assets under management, including two in excess of $20 billion. Since March 31, 1998, the Janus Aspen Series of funds has almost doubled its assets under management, nearing $7.6 billion as of March 31, 1999. The Janus World Funds, initiated in late December 1998, exceeded $350 million in assets under management as of March 31, 1999.

     Berger
     Berger's assets under management grew slightly during first quarter 1999, nearing $4.0 billion. While performance of the various funds in the Berger Complex has been competitive (six of Berger's ten funds rank in the top quartile compared to peers based on twelve month rolling performance), continued redemptions as a result of declining shareowner accounts in the funds introduced prior to 1997 (primarily the Berger One Hundred Fund) have offset market gains. Accordingly, in May 1999, Berger announced a realignment of its management team in an effort to reverse this recent trend and to improve Berger's competitive position in the mutual fund marketplace.

     Berger reported an 8% decline in operating expenses in first quarter 1999 versus 1998, reflecting more targeted marketing strategies and reduced salaries and wages related to performance-based incentive compensation. Because of lower expenses and essentially flat revenue quarter to quarter, Berger's operating margin improved.

     Nelson
     Nelson reported approximately $0.2 million in net earnings for first quarter 1999 (exclusive of amortization expense attributed to Nelson). Revenues totaled $4.1 million and funds under management increased to (pound)739 million ($1.19 billion) at March 31, 1999 from (pound)696 million ($1.15 billion) at year end 1998.



TRENDS AND OUTLOOK

The Company's first quarter 1999 diluted earnings per share of $0.60 was more than 46% higher than the $0.41 per share in first quarter 1998. Revenue growth in the Financial Services segment resulted in a 35% increase in consolidated operating income quarter to quarter.

A current outlook for the Company's businesses for the remainder of 1999 is as follows (refer to the first paragraph of "Overview" section of this Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, regarding forward-looking comments):

i) Transportation - Management expects that general commodities and intermodal traffic will continue to be largely dependent on economic trends within certain industries in the geographic region served by the railroads comprising the NAFTA Railway. Based on anticipated traffic levels, revenues are expected to increase slightly during the remainder of 1999 compared to 1998. Management expects the NAFTA Railway to continue to provide an attractive service offering for shippers, and the Company believes it will realize continued benefits from traffic with Mexico and the CN/IC alliance. Variable costs and expenses are expected to continue at levels proportionate with revenue activity.

ii) Financial Services - Future growth will be largely dependent on prevailing financial market conditions, relative performance of Janus, Berger and Nelson products, introduction and market reception of new products, as well as other factors, including changes in stock and bond markets, increases in the rate of return of alternative investment products, increasing competition as the number of mutual funds continues to grow, and changes in marketing and distribution channels.

          Based on a higher level of assets under management starting the second quarter, revenues for the remainder of 1999 are expected to exceed comparable prior year periods. Management expects ongoing Financial Services margin pressure challenges as subsidiaries continue efforts to ensure that the operational and administrative infrastructure consistently meets the high standards of quality and service historically provided to investors. Additionally, a higher rate of growth in costs compared to revenues is expected in connection with Nelson's efforts to expand its operations.

iii) Equity Investments - The Company expects to continue to participate in the earnings/losses from its equity investments in DST, Grupo TFM, Southern Capital and Mexrail. As a result of the sale of the loan portfolio, equity earnings from Southern Capital are expected to decline in the future.


LIQUIDITY AND CAPITAL RESOURCES

Summary cash flow data is as follows (in millions):
                                                   Three Months
                                                  Ended March 31,
                                              1999              1998
Cash flows provided by (used for):

Operating activities                       $    74.5        $     (0.7)
    Investing activities                       (44.5)              4.7
    Financing activities                       (14.7)            (17.8)
                                           ---------        ----------
    Cash and equivalents:
      Net increase (decrease)                   15.3             (13.8)
      At beginning of year                      27.2              33.5
                                           ---------        ----------
      At end of period                     $    42.5        $     19.7
                                           =========        ==========

During the three months ended March 31, 1999, the Company's consolidated cash position increased $15.3 million from December 31, 1998. This increase resulted primarily from earnings and proceeds from the issuance of common stock under employee stock plans, partially offset by property acquisitions, cash dividends, net purchases of investments in advised funds by Janus, and stock repurchases. Net operating cash inflows for the quarter ended March 31, 1999 were $74.5 million compared to net operating cash outflows of $0.7 million in the same 1998 period. This improvement in operating cash flows was chiefly attributable to a first quarter 1998 payment of approximately $23 million related to the KCSR Union Productivity fund termination, higher first quarter 1999 earnings, higher current income taxes payable, and net changes in other working capital components.

Net investing cash outflows were $44.5 million during the quarter ended March 31, 1999 compared to $4.7 million of net investing cash inflows during the comparable 1998 period. This difference results primarily from higher first quarter 1999 capital expenditures, and fluctuations in investments in advised funds at Janus associated with the timing of Janus' dividend payments. During first quarter 1999, Janus used approximately $18.5 million for net purchases of investments in advised funds compared with net sales of these investments of $12.6 million during first quarter 1998.

During first quarter 1999, financing cash outflows were used primarily for the repayment of debt, stock repurchases and cash dividends, while financing cash inflows were generated from proceeds from issuance of long-term debt and proceeds from the issuance of common stock under stock plans. Net financing cash flows of $14.7 million were used during the first quarter 1999 compared with $17.8 million used during the comparable 1998 period. This was due primarily to 1999 first quarter net proceeds from the issuance of long-term debt of $3.6 million compared with net repayments of $26.4 million during first quarter 1998 offset by cash used for stock repurchases of $22.3 million versus only $0.6 million in first quarter 1998.

Cash flows from operations are expected to increase during the remainder of 1999 from positive operating income, which has historically resulted in favorable operating cash flows. Investing activities will continue to use significant amounts of cash. Future roadway improvement projects are expected to be funded by KCSR operating cash flow. Based on anticipated financing arrangements for Grupo TFM, significant additional operational contributions from the Company to Grupo TFM are not expected to be necessary. However, there exists a possible approximate $74 million capital call if certain Grupo TFM benchmarks, as outlined in Grupo TFM's financing arrangements, are not met. Additionally, if circumstances develop in which a contribution may be requested by Grupo TFM, the Company will evaluate the contribution based on the merits of the specific underlying need. Further, as discussed above in "Recent Developments", the Company has the option to purchase a portion of the Mexican Government's 20% interest in TFM at a discount. Management anticipates using working capital and existing lines of credit to fund this transaction in the event it elects to exercise this option.

In addition to operating cash flows, the Company has financing available through its various lines of credit with a maximum borrowing amount of $600 million (which includes $55 million of uncommitted facilities). As of March 31, 1999, $280 million was available under these lines of credit, $100 million of which is to be used solely by the Financial Services segment. In conjunction with the annual renewal of certain credit facilities during April and May 1999, the 364-day credit facility for KCSI was renewed at $75 million (previously $100 million) and the Financial Services 364-day credit facility was renewed at its previous amount of $100 million. Because of certain financial covenants contained in the credit agreements, however, maximum utilization of the Company's available lines of credit may be restricted.

The Company also has a Universal Shelf Registration Statement ("Registration Statement") filed in September 1993, as amended in April 1996 for $500 million. The SEC declared the Registration Statement effective on April 22, 1996; however, no securities have been issued. Management expects that any net proceeds from the sale of securities under the Registration Statement would be added to the general funds of the Company and used principally for general corporate purposes, including working capital, capital expenditures, and acquisitions of or investments in businesses and assets. The Company believes its operating cash flows and available financing resources are sufficient to fund working capital and other requirements for the remainder of 1999.

The Company's debt ratio (total debt as a percent of total debt plus equity) at March 31, 1999 was 46.0% compared to 47.3% at December 31, 1998. Company consolidated debt increased $3.6 million from December 31, 1998 (to $839.9 million at March 31, 1999) as a result of borrowings exceeding repayments. Consolidated equity increased $53.5 million from December 31, 1998. This increase was due to net income of $68.6 million and the issuance of common stock under the Employee Stock Purchase Plan and other plans, partially offset by common stock repurchases (as discussed above in "Recent Developments") and dividends paid. This increase in equity coupled with only a slight increase in debt resulted in a lower debt ratio at March 31, 1999 compared to December 31, 1998.

Management anticipates that the debt ratio will continue to decrease during the remainder of 1999 as a result of expected net debt repayments and profitable operations. Note, however, that unrealized gains on "available for sale" securities are contingent on market conditions and, thus, are subject to significant fluctuations in value. Significant declines in the value of these securities would negatively impact accumulated other comprehensive income and affect the Company's debt ratio.



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

While the Company continues to evaluate and pursue discussions with its various customers, partners and vendors with respect to their preparedness for Year 2000 issues, no assurance can be made that all such parties will be Year 2000 ready. Additionally, while the Company cannot fully determine the impact, the inability to complete Year 2000 readiness for the Company's computer systems could result in significant difficulties in processing and completing fundamental transactions. In such events, the Company's results of operations, financial position and cash flows could be materially adversely affected.

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

These Year 2000 related issues are of particular importance to the Company. The Company depends upon its computer and other systems and the computers and other systems of third parties to conduct and manage the Company's Transportation and Financial Services businesses and the Company's products and services are heavily dependent upon using accurate dates in order to function properly. These Year 2000 related issues may also adversely affect the operations and financial performance of one or more of the Company's customers and suppliers. As a result, the failure of the Company's computer and other systems, products or services, the computer systems and other systems upon which the Company depends, or the Company's customers or suppliers to be Year 2000 ready could have a material adverse impact on the Company's results of operations, financial position and cash flows. The Company is unable to assess the extent or duration of that impact at this time, but it could be substantial.

In 1997, the Company and its key subsidiaries formed project teams comprised of employees and third party consultants to identify and resolve the numerous issues surrounding the Year 2000, focusing primarily on information technology ("IT") systems, non-IT systems, and third party issues. The project teams also provide comprehensive corporate tracking, coordination and monitoring of all Year 2000 activities. As part of resolving any potential Year 2000 issues, the Company expects to: identify all computer systems, products, services and other systems (including systems provided by third parties) that must be modified; evaluate the alternatives available to make any identified systems, products or services Year 2000 ready (including modification, replacement or abandonment); complete the modifications and/or replacement of identified systems; and conduct adequate testing of the systems, products and services, including testing of certain key systems used by various North American railroads and interoperability testing with clients and key organizations in the financial services industry. The project teams meet regularly to discuss their progress and ensure that all issues and problems are identified and properly addressed. Meetings are regularly held with senior management and the Company's Board of Directors to keep them apprised of the progress of the Year 2000 project.

The following provides a summary of each area and the progress toward identifying and resolving Year 2000 issues:

     IT Systems. In the Transportation segment, all internal IT systems, including mission critical systems and non-critical systems, have been analyzed and are in the process of being modified and tested for Year 2000 readiness. To date, management believes that approximately 99% of the necessary remediation and 94% of the testing has been completed. Final remediation and testing for certain non-critical support systems has been completed and management believes these systems are Year 2000 ready. Final remediation and testing of mission critical systems is scheduled for completion by the end of August 1999.

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

     The IT systems (including mission critical and significant non-critical operating, accounting and supporting systems) and underlying hardware for the companies comprising the Financial Services segment have been analyzed and are being modified and tested for Year 2000 readiness. Management believes that approximately 85% of mission critical systems, and 90% of all systems, have been tested and are believed to be Year 2000 ready. Final remediation and testing is expected to be completed by the end of second quarter 1999.

     Non-IT Systems. All equipment that contains an internal clock or embedded micro-processor is being analyzed for Year 2000 readiness. This includes PC's, software, fax machines, telephone systems, elevator systems, security and fire control systems, locomotives, signal and communications systems and other miscellaneous equipment. Replacement and upgrades of this type of equipment is underway and expected to be completed for both segments of the Company by July 15, 1999.

     As of March 31, 1999, management believes that 98% of all PC's in the Transportation companies were Year 2000 ready. In addition, all related software, customized programs and external data interfaces are being evaluated, modified and tested for Year 2000 readiness, as are locomotives, signals and communication systems and other equipment with internal clocks and embedded micro-processors.

     As of March  31,  1999  approximately  85% of  replacement  and/or  upgrade efforts on the Financial Services hardware and software inventory, including network infrastructure and telecommunications technologies, have been completed.

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

     The Transportation companies are also working with the Association of American Railroads ("AAR") and other AAR-member railroads to coordinate the testing and certification of the systems administered by the AAR. These systems, including interline settlement, shipment tracing and waybill processing are relied on by a number of North American railroads and their customers. Initial testing between railroads started during second quarter 1998 and these systems are expected to be Year 2000 ready on a timely basis.

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

     DST, an approximate 32% owned equity investment, provides various services to Janus and Berger. DST completed its review and evaluation of its mission critical U.S. shareowner accounting and U.S. portfolio accounting related products, services and internal systems and believes it achieved material Year 2000 readiness in such products, services and systems. DST anticipates internal readiness for all of its other mission critical systems and products by September 30, 1999. Additionally, DST intends on testing its systems with clients and other third parties for Year 2000 related issues as needed throughout 1999. DST is developing contingency plans for its U.S. shareowner accounting and U.S. portfolio accounting business units (with testing expected to be completed by June 30, 1999), as well as for other mission critical products, services and systems. Formal contingency plans for DST's Winchester and Poindexter Data Centers have been completed.

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

Year 2000 Risks. The Company continues to evaluate the principal risks associated with its IT and non-IT systems, as well as third party systems if they were not to be Year 2000 ready on a timely basis. Areas that could be affected include, but are not limited to, the ability to: accurately track pricing and trading information, obtain and process customer orders and investor transactions, properly track and record revenue movements (including train movements), order and obtain critical supplies, and operate equipment and control systems. These risks are presently under assessment, and the Company has no basis to form an estimate of costs or lost revenues and is unable to determine its impact on operations at this time.

The Company believes, however, that the risks involved with the successful completion of its Year 2000 conversion relate primarily to available resources and third party readiness. The key factors to success include the proper quality and quantity of human and capital resources to address the complexity and costs of the project tasks. The Company has allocated substantial resources to the Year 2000 project and believes that it is adequately staffed by employees, consultants and contractors. The inability to complete Year 2000 readiness for the computer systems of the Company could result in significant difficulties in processing and completing fundamental transactions.

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

In addition, information system black out periods have been scheduled at the various Company subsidiaries, generally from third quarter 1999 through second quarter 2000. During this period, the Year 2000 project team and other members of the information systems group will focus all of their efforts and time toward addressing Year 2000 related issues. No new project requests or hardware/software upgrades will be allowed during this time.

Year 2000 Costs. To date, the Company has spent approximately $14.6 million in connection with ensuring that all Company and subsidiary computer programs are compatible with Year 2000 requirements. In addition, the Company anticipates future spending of approximately $9 million in connection with this process. Current accounting principles require all costs associated with Year 2000 issues to be expensed as incurred. A portion of these costs will not result in an increase in expense to the Company because existing employees and equipment are being used to complete the project.



Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company has had no significant changes in its Quantitative and Qualitative Disclosures About Market Risk from that previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

Part I, Item 1. Financial Statements, Note 12 to the Consolidated Condensed Financial Statements of this Form 10-Q is hereby incorporated herein by reference.


Item 4.  Submission of Matters to a Vote of Security Holders

a) The Company held its 1999 Annual Meeting of Stockholders ("Annual Meeting") on May 6, 1999. A total of 98,062,221 shares of the Common Stock, $.01 per share par value, and Preferred Stock, par value $25.00 per share, or 89.2% of the outstanding voting stock on the record date (109,936,774 shares), was represented at the Annual Meeting, thereby constituting a quorum. These shares voted together as a single class.

b) Proxies for the meeting were solicited pursuant to Regulation 14A; there was no solicitation in opposition to management's nominees for directors as listed in such Proxy Statement and all such nominees were elected. The voting was as follows:

                                                     Total
                                                     Shares
        Election of  Two Directors
          (i)   James E. Barnes
                      For                           97,038,116
                      Withheld                       2,384,810
                                                  ------------
                                      Total         99,422,926
                                                  ============


          (ii)  Jose F. Serrano
                      For                           94,316,706
                      Withheld                       2,384,810
                                                  ------------
                                      Total         96,701,516
                                                  ============


c) Listed below is the other matter voted on at the Company's Annual Meeting. This matter is fully described in the Company's Definitive Proxy Statement. The voting was as follows:

                                                     Total
                                                     Shares
        Ratification of the Board of Directors'
        selection of PricewaterhouseCoopers LLP as the Company's Independent Accountants for 1999

                      For                           97,632,730
                      Against                          269,348
                      Abstentions                      160,143
                      Non-votes                              -
                                                  ------------
                                      Total         98,062,221
                                                  ============

Based upon the majority of affirmative votes of the shares present at the Annual Meeting required for approval, this matter passed.


Item 6. Exhibits and Reports on Form 8-K

a)   Exhibits

          Exhibit 27.1 -  Financial Data Schedule

b) Reports on Form 8-K

          The Company filed a Current Report on Form 8-K dated February 25, 1999 under Item 5, reporting the repurchase of 460,000 shares of the Company's common stock from the DST Systems, Inc. Employee Stock Ownership Plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on May 14, 1999.


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