Form 10-Q
period 1999-06-30
KANSAS CITY SOUTHERN INDUSTRIES INC
filed 1999-08-16
CIK 54480

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1999

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

          Class                                  Outstanding at August 6, 1999

Common Stock, $.01 per share par value                      110,487,692 Shares
--------------------------------------------------------------------------------

                     KANSAS CITY SOUTHERN INDUSTRIES, INC.

                                   FORM 10-Q

                                 JUNE 30, 1999

                                     INDEX

                                                                          Page

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Introductory Comments                                                       1

Consolidated Condensed Balance Sheets -
     June 30, 1999 and December 31, 1998                                    2

Consolidated Condensed Statements of Income and Comprehensive Income -
     Three and Six Months Ended June 30, 1999 and 1998                      3

Computation of Basic and Diluted Earnings per Common Share                  3

Consolidated Condensed Statements of Cash Flows -
     Six Months Ended June 30, 1999 and 1998                                4

Notes to Consolidated Condensed Financial Statements                        5

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            11

Item 3.     Qualitative and Quantitative Disclosures About Market Risk     31

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings                                              32

Item 6.     Exhibits and Reports on Form 8-K                               32


SIGNATURES                                                                 33

                      KANSAS CITY SOUTHERN INDUSTRIES, INC.

                                    FORM 10-Q

                                  JUNE 30, 1999


PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


INTRODUCTORY COMMENTS

The Consolidated Condensed Financial Statements included herein have been prepared by Kansas City Southern Industries, Inc. ("Company" or "KCSI"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Consolidated Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q. Results for the three and six months ended June 30, 1999 are not necessarily indicative of the results expected for the full year 1999.


                           KANSAS CITY SOUTHERN INDUSTRIES, INC.
                           CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Dollars in Millions)
                                        (Unaudited)

                                                      June 30,      December 31,
                                                        1999            1998
ASSETS

Current Assets:
    Cash and equivalents                           $      139.3     $       27.2
    Investments in advised funds                          114.2            149.1
    Accounts receivable, net                              234.4            208.4
    Inventories                                            50.2             47.0
    Other current assets                                   37.8             37.8
                                                    -----------      -----------
        Total current assets                              575.9            469.5

Investments held for operating purposes                   758.5            707.1

Properties (net of $593.6 and $567.1 accumulated
    depreciation and amortization, respectively)        1,283.9          1,266.7

Intangibles and Other Assets, net                         194.3            176.4
                                                    -----------      -----------

    Total assets                                   $    2,812.6     $    2,619.7
                                                   ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Debt due within one year                       $       11.0     $       10.7
    Accounts and wages payable                            134.6            125.8
    Accrued liabilities                                   170.0            159.7
                                                    -----------      -----------
        Total current liabilities                         315.6            296.2
                                                    -----------      -----------

Other Liabilities:
    Long-term debt                                        811.6            825.6
    Deferred income taxes                                 433.9            403.6
    Other deferred credits                                126.1            128.8
                                                    -----------      -----------
        Total other liabilities                         1,371.6          1,358.0
                                                    -----------      -----------

Minority Interest in consolidated subsidiaries             33.7             34.3
                                                    -----------      -----------

Stockholders' Equity:
    Preferred stock                                         6.1              6.1
    Common stock                                            1.1              1.1
    Retained earnings                                     993.7            849.1
    Accumulated other comprehensive income                 90.8             74.9
                                                    -----------      -----------
        Total stockholders' equity                      1,091.7            931.2
                                                    -----------      -----------

    Total liabilities and stockholders' equity     $    2,812.6     $    2,619.7
                                                   ============     ============


      See accompanying notes to consolidated condensed financial statements.


                   KANSAS CITY SOUTHERN INDUSTRIES, INC.
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                         AND COMPREHENSIVE INCOME
               (Dollars in Millions, Except per Share Data)
                                (Unaudited)


                                                               Three Months                   Six Months
                                                              Ended June 30,                 Ended June 30,
                                                           1999           1998             1999          1998
Revenues                                               $    430.9      $   322.6       $    816.1    $    618.3

Costs and expenses                                          273.4          200.3            515.9         388.8
Depreciation and amortization                                22.3           17.9             43.4          34.7
                                                       ----------      ---------       ----------    ----------
     Operating Income                                       135.2          104.4            256.8         194.8

Equity in net earnings (losses) of unconsolidated affiliates:
     DST Systems, Inc.                                       10.8            7.5             21.5          15.0
     Grupo Transportacion Ferroviaria
       Mexicana, S.A. de C.V.                                 0.5           (2.1)             1.0          (5.2)
     Other                                                    2.1            0.5              3.2           0.9

Interest expense                                            (15.3)         (16.2)           (30.3)        (33.6)
Other, net                                                    5.3           15.2             11.1          21.8
                                                       ----------      ---------       ----------    ----------
     Pretax Income                                          138.6          109.3            263.3         193.7

Income tax provision                                         49.8           40.9             94.7          72.4
Minority interest in
  consolidated earnings                                      12.7            9.7             23.9          16.4
                                                       ----------      ---------       ----------    ----------

Net Income                                                   76.1           58.7            144.7         104.9

Other comprehensive income, net of income tax:
     Unrealized gain on securities                           17.0           13.0             15.9          42.9
                                                       ----------      ---------       ----------    ----------

Comprehensive Income                                   $     93.1      $    71.7       $    160.6    $    147.8
                                                       ==========      =========       ==========    ==========


Computation of Basic and Diluted Earnings per Common Share

Basic Earnings per Common Share                        $     0.69      $    0.54       $     1.31    $     0.96
                                                       ==========      =========       ==========    ==========

Diluted Earnings per Common Share                      $     0.66      $    0.51       $     1.25    $     0.92
                                                       ==========      =========       ==========    ==========

Weighted Average Basic Common
  Shares Outstanding (in thousands)                       110,253         109,253         110,077       108,894
                                                       ----------      ----------      ----------    ----------

Weighted Average Diluted Common
  Shares Outstanding (in thousands)                       114,133         113,303         113,933       112,809
                                                       ----------      ----------      ----------    ----------

Cash Dividends Paid:
     Per Preferred share                               $      .25      $     .25       $      .50    $      .50
     Per Common share                                         .04            .04              .08           .08


   See accompanying notes to consolidated condensed financial statements.



                    KANSAS CITY SOUTHERN INDUSTRIES, INC.
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Dollars in Millions)
                                 (Unaudited)
                                                              Six Months
                                                            Ended June 30,
                                                         1999            1998
CASH FLOWS PROVIDED BY (USED FOR):

OPERATING ACTIVITIES:
   Net income                                         $   144.7      $    104.9
   Adjustments to net income:
     Depreciation and amortization                         43.4            34.7
     Deferred income taxes                                 23.9            22.3
     Equity in undistributed earnings                     (25.7)          (10.7)
     Distributions from equity investments                  0.2             5.5
     Gain on sale of equity investments and property       (0.2)          (14.4)
     Minority interest in consolidated earnings            23.9            16.4
   Changes in working capital items:
     Accounts receivable                                  (26.1)          (21.6)
     Inventories                                           (3.3)           (0.9)
     Other current assets                                  (1.8)          (17.6)
     Accounts and wages payable                             5.1            (6.5)
     Accrued liabilities                                   12.7           (23.1)
   Prepaid commissions                                    (17.7)            -
   Other, net                                              (1.7)           (0.2)
                                                      ---------      ----------
     Net                                                  177.4            88.8
                                                      ---------      ----------


INVESTING ACTIVITIES:
   Property acquisitions                                  (52.8)          (40.2)
   Proceeds from disposal of property                       0.6             5.2
   Investment in and loans with affiliates                (14.0)          (24.8)
   Net sales (purchases) of short-term investments         39.5            (0.7)
   Proceeds from disposal of investments                    -              10.3
   Other, net                                               3.7             3.8
                                                      ---------      ----------
     Net                                                  (23.0)          (46.4)
                                                      ---------      ----------


FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                31.8            53.8
   Repayment of long-term debt                            (45.6)         (105.0)
   Proceeds from stock plans                               35.5            23.0
   Stock repurchased                                      (23.7)           (3.5)
   Distributions to minority interest                     (28.5)          (23.6)
   Cash dividends paid                                    (13.4)          (13.4)
   Other, net                                               1.6             1.6
                                                      ---------      ----------
     Net                                                  (42.3)          (67.1)
                                                      ---------      ----------


CASH AND EQUIVALENTS:
   Net increase (decrease)                                112.1           (24.7)
   At beginning of year                                    27.2            33.5
                                                      ---------      ----------
   At end of period                                   $   139.3      $      8.8
                                                      =========      ==========


      See accompanying notes to consolidated condensed financial statements.

                    KANSAS CITY SOUTHERN INDUSTRIES, INC.

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. In the opinion of the management of Kansas City Southern Industries, Inc. ("Company"; "KCSI"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal closing procedures) necessary to present fairly the financial position of the Company and its subsidiary companies as of June 30, 1999 and December 31, 1998, the results of operations for the three and six months ended June 30, 1999 and 1998, and cash flows for the six months ended June 30, 1999 and 1998.


2. The accompanying consolidated condensed financial statements have been prepared consistently with accounting policies described in Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year 1999. Certain 1998 information has been restated to conform to the current period presentation.


3. As previously disclosed, the Company announced its intention to separate the Transportation and Financial Services segments through a proposed dividend of the stock of a new holding company for its Financial Services businesses (the "Separation"). On July 12, 1999, the Company announced that the Internal Revenue Service ("IRS") has issued a favorable tax ruling with respect to the Separation and, subject to the consideration of relevant factors, management anticipates completion of the Separation to occur before the end of 1999.


4. The effect of stock options to employees represent the only difference between the weighted average shares used for the basic earnings per share computation compared to the diluted earnings per share computation. The total incremental shares from assumed conversion of stock options included in the computation of diluted earnings per share were 3,879,611 and 3,855,818, respectively, for the three and six month periods ended June 30, 1999, and 4,049,731 and 3,915,046, respectively for the three and six month periods ended June 30, 1998. For the three and six month periods ended June 30, 1999, the weighted average of options to purchase 89,500 and 44,750 shares of KCSI common stock, respectively, were excluded from the respective computation of diluted earnings per share because the exercise prices were greater than the average market prices of the common shares. There were options to purchase 95,000 and 48,500 shares excluded in the diluted earnings per share calculations for the three and six month periods ended June 30, 1998, respectively.

The only adjustments that currently affect the numerator of the Company's diluted earnings per share computation include preferred dividends and potentially dilutive securities at subsidiaries and affiliates. These adjustments totaled $1.1 million and $1.9 million for the three and six month periods ended June 30, 1999, respectively, and $0.5 million and $0.9 million for the three and six month periods ended June 30, 1998, respectively.


5. The Company's inventories ($50.2 million at June 30, 1999 and $47.0 million at December 31, 1998) primarily consist of material and supplies related to rail transportation. Other components of inventories are not material.

6. Investments in unconsolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control. Investments in unconsolidated affiliates at June 30, 1999 include, among others, equity interests in DST Systems, Inc. ("DST"), Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. ("Grupo TFM"), Southern Capital Corporation, LLC ("Southern Capital"), Mexrail, Inc. ("Mexrail") and the Panama Canal Railway Company.

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

Combined condensed financial information of unconsolidated affiliates is shown below:


Financial Condition (dollars in millions):

                                           June 30, 1999                               December 31, 1998
                              DST (a)      Grupo TFM (b)      Other        DST (a)      Grupo TFM (b)      Other

  Current assets            $    396.9    $      138.3     $   32.2       $    375.8    $     109.9     $   33.1
  Non-current assets           1,648.0         1,948.6        237.1          1,521.2        1,974.7        277.0
                            ----------    ------------     --------       ----------    -----------     --------

       Assets               $  2,044.9    $    2,086.9     $  269.3       $  1,897.0    $   2,084.6     $  310.1
                            ==========    ============     ========       ==========    ===========     ========

  Current liabilities       $    226.8    $      265.4     $   49.7       $    268.6    $     233.9     $   48.6
  Non-current liabilities        503.3           712.1        142.8            462.2          745.0        191.7
  Minority interest                -             343.5          -                -            342.4          -
  Equity of stockholders
    and partners               1,314.8           765.9         76.8          1,166.2          763.3         69.8
                            ----------    ------------     --------       ----------    -----------     --------

       Liabilities and
         equity             $  2,044.9    $    2,086.9     $  269.3       $  1,897.0    $   2,084.6     $  310.1
                            ==========    ============     ========       ==========    ===========     ========

  KCSI's investment         $    422.2    $      286.0     $   42.2       $    376.0    $     285.1     $   38.6
                            ==========    ============     ========       ==========    ===========     ========



Operating Results (dollars in millions):

                                                     Three Months                             Six Months
                                                    Ended June 30,                          Ended June 30,
                                            -----------------------------           ------------------------------
                                                1999               1998                 1999              1998
                                            -----------------------------           ------------------------------
Revenues:

     DST (a)                                $    299.6         $    269.8           $    592.4         $   535.8
     Grupo TFM (b)                               139.2              109.6                251.7             209.6
     All others                                   20.1               20.2                 44.8              46.3
                                            ----------         ----------           ----------         ---------

       Total revenues                       $    458.9         $    399.6           $    888.9         $   791.7
                                            ==========         ==========           ==========         =========


   Operating costs and expenses:
     DST (a)                                $    248.2         $    232.2           $    491.1         $   457.8
     Grupo TFM (b)                               100.0               96.6                188.7             187.3
     All others                                   18.1               19.8                 41.1              44.7
                                            ----------         ----------           ----------         ---------

       Total operating costs and expenses   $    366.3         $    348.6           $    720.9         $   689.8
                                            ==========         ==========           ==========         =========

   Net income:
     DST (a)                                $     33.4         $     23.3           $     67.0         $    47.4
     Grupo TFM (b)                                 1.2               (5.7)                 2.6              (9.8)
     All others                                    5.0                1.0                  7.2               1.4
                                            ----------         ----------           ----------         ---------

       Total net income                     $     39.6         $     18.6           $     76.8         $    39.0
                                            ==========         ==========           ==========         =========


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

   .    Supplemental Cash Flow Information (in millions):
                                                   Six Months
                                                  Ended June 30,
                                              1999                1998

        Interest paid                     $     34.6           $     36.2
        Income taxes paid                       52.3                 39.0

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

During second quarter 1998, in connection with Company's acquisition of Nelson Money Managers Plc ("Nelson"), the Company issued approximately 67,000 shares of KCSI common stock (valued at $3.2 million) to certain of the sellers of the Nelson shares. Also, notes payable of $4.9 million were recorded as part of the purchase price, payable by March 31, 2005, bearing interest at seven percent.

Company subsidiaries and affiliates hold various investments which are accounted for as "available for sale" securities as defined by Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities". The Company records its proportionate share of any unrealized gains or losses related to these investments, net of deferred income taxes, in stockholders' equity as accumulated other comprehensive income. For the three and six month periods ended June 30, 1999, the Company recorded its proportionate share of the gain in market value of these investments of $27.5 million and $27.3 million, respectively, ($17.0 million and $15.9 million, respectively, net of deferred income taxes). For the three and six month periods ended June 30, 1998, the Company recorded its proportionate share of the gain in market value of these investments from December 31, 1997 of $21.1 million and $69.7 million, respectively, ($13.0 million and $42.9 million, respectively, net of deferred income taxes).


8. In 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the manner in which public business enterprises report information about operating segments in annual financial statements and requires disclosure of selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 did not have a material impact on the disclosures of the Company. Pursuant to SFAS 131, the following provides selected interim financial information for the Transportation and Financial Services segments (in millions):

                                                    Three Months                     Six Months
                                                   Ended June 30,                  Ended June 30,
                                                1999           1998              1999           1998

   Revenues:
     Transportation                         $     148.7     $     152.9      $     300.6     $     305.4
     Financial Services                           282.2           169.7            515.5           312.9
                                            -----------     -----------      -----------     -----------

     KCSI Consolidated                      $     430.9     $     322.6      $     816.1     $     618.3
                                            ===========     ===========      ===========     ===========

   Net Income:
     Transportation                         $       5.2     $       9.4      $      12.8     $      18.6
     Financial Services                            70.9            49.3            131.9            86.3
                                            -----------     -----------      -----------     -----------

     KCSI Consolidated                      $      76.1     $      58.7      $     144.7     $     104.9
                                            ===========     ===========      ===========     ===========



                                      June 30,     December 31,
                                        1999           1998
   Total Assets:
     Transportation                 $   1,891.5    $   1,796.8
     Financial Services                   921.1          822.9
                                    -----------    -----------

     KCSI Consolidated              $   2,812.6    $   2,619.7
                                    ===========    ===========

Sales between segments were not material for the three and six month periods ended June 30, 1999 and 1998, respectively.


9. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities measured at fair value. Initially, the effective date of SFAS 133 was for all fiscal quarters for fiscal years beginning after June 15, 1999; however, the FASB has deferred the effective date of SFAS 133 for one year so that it will begin with all fiscal quarters of fiscal years beginning after June 15, 2000. The FASB encourages early adoption of this standard; however, the provisions of SFAS 133 should not be retroactively applied to financial statements of periods prior to adoption.

The Company currently has a program to hedge against fluctuations in the price of diesel fuel purchases, and also enters into fuel purchase commitments from time to time. In addition, the Company continues to evaluate alternatives with respect to utilizing foreign currency instruments to hedge its U.S. dollar investments in Grupo TFM and Nelson as market conditions change or exchange rates fluctuate. Currently, the Company has no outstanding diesel fuel hedges or foreign currency hedges. The Company is reviewing the provisions of SFAS 133 and expects adoption by the required date. The adoption of SFAS 133 with respect to existing hedge transactions is not expected to have a material impact on the Company's results of operations, financial position or cash flows.


10. As disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, prior to January 1, 1999, Mexico's economy was classified as "highly inflationary" as defined in Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation" ("SFAS 52"). Accordingly, the U.S. dollar was assumed to be Grupo TFM's functional currency, and any gains or losses from translating Grupo TFM's financial statements into U.S. dollars were included in the determination of its net income (loss). Equity earnings (losses) from Grupo TFM included in the Company's results of operations reflected the Company's share of such translation gains and losses.

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


11. The Company has had no significant changes in its outstanding litigation or other contingencies from that previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 other than as noted below relating to the Bogalusa Cases.

Bogalusa Cases   -

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

The trial of a group of twenty plaintiffs in the Mississippi lawsuits arising from the chemical release commenced in the last week of March 1999. That trial resulted in a jury verdict and judgment in favor of KCSR in June 1999. The jury found that KCSR was not negligent and that the plaintiffs had failed to prove that they were damaged. The trial of the Louisiana class action and the trial of another group of Mississippi plaintiffs could both begin during the year 2000.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


OVERVIEW

The discussion set forth below and other portions of this Form 10-Q contain comments not based upon historical fact. Such forward-looking comments are based upon information currently available to management and management's perception thereof as of the date of this Form 10-Q. Readers can identify these forward-looking comments by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. The actual results of operations of Kansas City Southern Industries, Inc. ("Company" or "KCSI") could materially differ from those indicated in forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the Company's Current Report on Form 8-K/A dated June 3, 1997, which is on file with the U.S. Securities and Exchange Commission (File No.1-4717) and is hereby incorporated by reference herein. Readers are strongly encouraged to consider these factors when evaluating any such forward-looking comments. The Company will not update any forward looking comments set forth in this Form 10-Q.

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

The Company's business activities by industry segment and principal subsidiary companies are:

Transportation    -    The    Transportation    segment    consists    of    all
Transportation-related subsidiaries and investments, including:

o The Kansas City Southern Railway Company ("KCSR"), a wholly-owned subsidiary of the Company, operating a Class I Common Carrier railroad system;
o Gateway Western Railway Company ("Gateway Western"), an indirect wholly-owned subsidiary of the Company, operating a regional railroad system;
o Southern Group, Inc., a wholly-owned subsidiary of KCSR, owning 100% of Carland, Inc.;
o Equity investments in Southern Capital Corporation LLC ("Southern Capital"), a 50% owned joint venture, Grupo Tranportacion Ferroviaria Mexicana S.A. de C.V. ("Grupo TFM"), a 37% owned affiliate, Mexrail Inc. ("Mexrail"), a 49% owned affiliate along with its wholly-owned subsidiary, the Texas Mexican Railway Company ("Tex Mex"); and Panama Canal Railway Company, a 50% joint venture;
o Kansas City Southern Lines, Inc. ("KCSL"), a wholly-owned subsidiary of the Company, serving as a holding company for transportation-related subsidiaries and affiliates; and
o Various other consolidated subsidiaries.

Financial Services - The Financial Services segment consists of all subsidiaries engaged in the management of investments for mutual funds, private and other accounts, as well as any Financial Services-related investments. Included are:

o Stilwell Financial, Inc. ("Stilwell" - formerly FAM Holdings, Inc.), a wholly-owned subsidiary of the Company, serving as a holding company for financial services-related subsidiaries and affiliates (see below);
o Janus Capital Corporation ("Janus"), an 83% owned subsidiary, subject to vesting of Janus restricted stock held by various Janus employees which will reduce ownership to 82%;
o Berger Associates, Inc. ("Berger"), a 100% owned subsidiary;
o Nelson Money Managers Plc ("Nelson"), an 80% owned subsidiary;
o DST Systems, Inc. ("DST"), an approximate 32% owned equity investment; and
o Various other consolidated subsidiaries.



RECENT DEVELOPMENTS

Favorable  IRS  Tax  Ruling  for  Planned  Separation  of the  Company  Business
Segments. As previously disclosed, the Company announced its intention to separate the Transportation and Financial Services segments through a proposed dividend of the stock of Stilwell, a new holding company for its Financial Services businesses (the "Separation"). On July 12, 1999, the Company announced that the Internal Revenue Service ("IRS") has issued a favorable ruling on the Company's anticipated "tax-free" spin-off of its financial services companies. Subject to the consideration of other relevant factors, management anticipates completion of the Separation to occur before the end of 1999.

In March 1999, a number of Janus minority stockholders and members of Janus' management, including its chief executive officer, certain directors and others suggested that KCSI's Board of Directors ("Board") consider, as an alternative to the planned Separation, a separate spin-off of Janus. The board of trustees or directors of the Janus funds expressed support for the proposal put forth by these minority stockholders and management personnel. Several members of this group made a formal presentation to KCSI's Board to that effect on June 23, 1999. After reviewing and considering the information presented by this group, KCSI's Board decided that proceeding with the Separation as planned and as approved by the IRS would be in the best interests of KCSI and its stockholders.

Berger Management Realignment. In second quarter 1999, Berger realigned its management team to improve Berger's long-term growth opportunities and capitalize on the performance and discipline demonstrated by certain portfolio managers. Berger appointed a new president and chief executive officer and rearranged the management of several of its advised funds. Two existing Berger portfolio managers assumed the responsibility for Berger's largest fund, the Berger One Hundred Fund, which had assets under management of approximately $1.5 billion at June 30, 1999. Additionally, changes in portfolio management were made for the Berger Balanced Fund and the Berger Select Fund.

Financial Services Companies contributed to Stilwell Financial, Inc. Effective July 1, 1999, KCSI contributed to Stilwell the investments in Janus, Berger, Nelson and DST, as well as certain other financial services-related assets, and Stilwell assumed all of KCSI's liabilities associated with the assets transferred. It is contemplated that Stilwell will be listed on the New York Stock Exchange and, at about the time of the Separation, will begin trading under the symbol "SV".

Voters approve plan for Intermodal facility at Richards-Gebaur Airbase. In a referendum on the August 3, 1999 ballot, Kansas City, Missouri voters approved a lease previously agreed to with the City of Kansas City, to establish an intermodal facility at the Richards-Gebaur Airbase, which is located adjacent to KCSR's main line. Subject to approval of the Federal Aviation Administration ("FAA") to close the existing airport, KCSR will initiate plans to relocate its Kansas City intermodal facility to Richards-Gebaur. Improvements are scheduled to begin immediately following FAA approval with a tentative schedule to begin operations as early as fourth quarter 2000. Management expects that the new facility will provide additional needed capacity as well as a strategic opportunity to serve as an international trade facility. Management plans for this facility to serve as a U.S. customs pre-clearance processing facility for freight moving along the fast-growing NAFTA corridor. This is expected to alleviate some of the congestion at the borders, resulting in more fluid service to KCSL's customers, as well as customers throughout the rail industry.

KCSR expects to spend approximately $40 million for site improvements and infrastructure. Financing alternatives are currently being explored by management. Additionally, KCSR has negotiated a lease arrangement with the city of Kansas City, Missouri for a period of fifty years, subject to final FAA approval. Lease payments are expected to range between $400,000 and $700,000 per year and will be adjusted for inflation based on agreed-upon formulas. Management believes that with the addition of this facility, KCSR is positioned to increase its intermodal revenue base by attracting additional NAFTA traffic.

Purchase of 50 New Locomotives for KCSR. During second quarter 1999, KCSR reached an agreement with General Electric ("GE") for the purchase of 50 new GE 4400 AC Locomotives with remote power capability. The addition of these state-of-the-art locomotives is expected to have a favorable impact on operations as a result of, among other things, the following: retirement of older locomotives with significant ongoing maintenance needs; decreased maintenance costs and improved fuel efficiency; better fleet utilization; increased hauling power eliminating the need for certain helper service; higher reliability and efficiency resulting in fewer train delays and less congestion. These locomotives are expected to be financed through operating leases with Southern Capital. As a result, operating lease expense is expected to increase beginning in fourth quarter 1999. KCSR expects, however, associated operating cost reductions through replacement of older locomotives with these new and more efficient AC locomotives. Delivery of these locomotives is expected in fourth quarter 1999.

Panama Canal Railway Company. In January 1998, the Republic of Panama awarded KCSR and its joint venture partner, Mi-Jack Products, Inc., the concession to reconstruct and operate the Panama Canal Railway Company ("PCRC"). The 47-mile railroad runs parallel to the Panama Canal and, upon reconstruction, will provide international shippers with an important complement to the Panama Canal. The Company is currently in the process of finalizing its financing arrangements with the International Finance Corporation, a member of the World Bank Group, and expects to have the financing package completed by the end of September
1999. The total cost of the reconstruction project is estimated to be $70 million with the commitment from KCSR not to exceed $13 million. Reconstruction of PCRC's right-of-way is expected to begin in the fourth quarter of 1999 and be completed in late 2000. Commercial operations are projected to begin in late 2000 or early 2001.

KSU Stock added to the S&P 500 Index. On March 26, 1999, Standard and Poors (S&P) Financial Information Services announced that it was adding Kansas City Southern Industries, Inc. to its S&P 500 index. KCSI was added to the S&P 500 Railroads Industry group after the close of trading on April 1, 1999. Management believes that the Company's addition to this index of leading U.S. companies will have a positive long-term impact on KCSI stock and help build the Company's shareholder base.

Approval of CN/IC merger. At a voting conference held on March 25, 1999, the Surface Transportation Board ("STB") unanimously approved the merger of Canadian National Railway ("CN") and Illinois Central Corp. ("IC"). The STB issued its written approval with an effective date of June 24, 1999, at which time the CN was permitted to exercise control over IC's operations and assets. As part of this approval, the STB imposed certain restrictions on the merger including a condition requiring that the CN/IC grant KCSR access to three additional shippers in the Geismar, Louisiana industrial area: Rubicon, Uniroyal and Vulcan. This is in addition to the three Geismar shippers (BASF, Borden and Shell) that KCSR will have access to as a result of its alliance agreement with CN/IC, as previously disclosed. Management believes the access to these Geismar shippers will provide the Company with additional revenue opportunities. The STB also denied a filing by the CN, IC and KCSR seeking trackage rights for the Gateway Western over several miles of UP and Norfolk Southern track in Springfield, Illinois.

Foreign Exchange Matters. As disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, prior to January 1, 1999, Mexico's economy was classified as "highly inflationary" as defined in Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation" ("SFAS 52"). Accordingly, the U.S. dollar was assumed to be Grupo TFM's functional currency, and any gains or losses from translating Grupo TFM's financial statements into U.S. dollars were included in the determination of its net income (loss). Equity earnings (losses) from Grupo TFM included in the Company's results of operations reflected the Company's share of such translation gains and losses.

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

Sale of loan portfolio by Southern Capital. On March 31, 1999, Southern Capital signed an agreement to sell its portfolio of non-rail assets to Textron Financial Corporation. The purchase price for these assets (comprised primarily of finance receivables in the amusement and other non-rail transportation industries) was approximately $52.8 million. The sale of these assets, which closed in April 1999, did not have a material impact on the Company's results of operations, cash flows or financial condition.

Repurchase of stock. As disclosed in the Current Report on Form 8-K dated February 25, 1999, the Company repurchased 460,000 shares of its common stock from The DST Systems, Inc. Employee Stock Ownership Plan (the "DST ESOP") in a private transaction. The DST ESOP has previously sold to the Company other shares of KCSI stock which were part of the DST ESOP's assets as a result of DST's participation in the Company's employee stock ownership plan prior to DST's initial public offering in 1995.

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

Option to Purchase Mexican Government's Ownership Interest in TFM, S.A. de C.V. ("TFM"). On January 28, 1999, the Company, along with other direct and indirect owners of TFM, entered into a preliminary agreement with the Mexican Government ("Government"). As part of that agreement, an option was granted to the Company, Transportacion Maritima Mexicana, S.A. de C.V. ("TMM") and Grupo Servia, S.A. de C.V. ("Grupo Servia") to purchase all or a portion of the Government's 20% ownership interest in TFM at a discount. The option to purchase all or a portion of the Government's interest expires on November 30, 1999. Under the initial agreement, the option to purchase up to 35% of the Government's stock was scheduled to expire on May 31, 1999, thus canceling the entire option agreement; however, this date has been extended by the Government. The parties are presently negotiating the final provisions and documentation pursuant to which the initial portion of the option would be exercised. If the option is fully exercised, the Company's additional cash investment is not expected to exceed $93 million.

As part of this agreement and as a condition to exercise this option, the parties have agreed to settle the outstanding claims against the Government regarding a refund of Mexican Value Added Tax (VAT) payments. TFM has also agreed to sell to the Government a small section of redundant trackage for inclusion in another railroad concession. In addition, under the terms of the agreement, the Government would be released from its capital call obligations at the moment that the option is exercised in whole or in part. Furthermore, TFM, TMM, Grupo Servia and the Company have agreed to sell, in a public offering, a direct or indirect participation in at least the same percentage currently represented by the shares exercised in this option, by October 31, 2003, subject to market conditions. The option and the other described agreements are conditioned on the parties entering into a final written agreement and obtaining all necessary consents and authorizations. As of June 30, 1999, no portion of the option agreement and associated transactions had been completed by any of the parties.


RESULTS OF OPERATIONS

The Company's revenues, operating income and net income by industry segment are as follows (dollars in millions):

                                                             Three Months                      Six Months
                                                             Ended June 30,                  Ended June 30,
                                                          1999          1998               1999           1998
                                                       ---------      --------          ---------       --------
Revenues:
   Transportation                                      $   148.7      $  152.9          $   300.6       $  305.4
   Financial Services                                      282.2         169.7              515.5          312.9
                                                       ---------      --------          ---------       --------
       Total                                           $   430.9      $  322.6          $   816.1       $  618.3
                                                       =========      ========          =========       ========

Operating Income:
   Transportation                                      $    19.7      $   29.8          $    44.1       $   61.8
   Financial Services                                      115.5          74.6              212.7          133.0
                                                       ---------      --------          ---------       --------
       Total                                           $   135.2      $  104.4          $   256.8       $  194.8
                                                       =========      ========          =========       ========

Net Income:
   Transportation                                      $     5.2      $    9.4          $    12.8       $   18.6
   Financial Services                                       70.9          49.3              131.9           86.3
                                                       ---------      --------          ---------       --------
       Total                                           $    76.1      $   58.7          $   144.7       $  104.9
                                                       =========      ========          =========       ========


The Company reported second quarter 1999 earnings of $76.1 million, or $0.66 per diluted share, compared to $58.7 million, or $0.51 per diluted share in second quarter 1998. Consolidated second quarter 1999 revenues rose $108.3 million, or 33%, compared to the same 1998 period, fueling an increase in operating income of $30.8 million (30%). The increase in revenues resulted from higher assets under management in the Financial Services segment, slightly offset by lower transportation revenues. Operating expenses increased approximately 36% quarter to quarter arising primarily from higher costs associated with the significant revenue growth in the Financial Services segment, as well as from an increase in KCSR operating costs. Second quarter 1999 depreciation and amortization expenses increased nearly 25%, chiefly because of higher depreciation in the Financial Services segment arising from 1998 infrastructure development. Equity earnings in unconsolidated affiliates improved $7.5 million due to higher contributions from DST and Grupo TFM. DST equity earnings increased $3.3 million, while earnings from Grupo TFM increased by $2.6 million (equity earnings of $0.5 million compared to equity losses of $2.1 million in second quarter 1998). Interest expense declined $0.9 million (6%) for the three months ended June 30, 1999 versus the comparable 1998 period due primarily to lower average debt balances.

For the six months ended June 30, 1999, consolidated earnings were $144.7 million, or $1.25 per diluted share, versus $104.9 million, or $0.92 per diluted share in comparable 1998. Year to date 1999 consolidated revenues increased nearly 32% to $816.1 million compared to the same 1998 period, primarily due to the growth in assets under management in the Financial Services segment. These increased revenues led to a 32% improvement in operating income period to period. Operating expenses increased approximately 32% period to period arising from higher costs in both the Financial Services and Transportation segments as discussed above. Depreciation and amortization expenses for the six months ended June 30, 1999 increased 25% because of the1998 infrastructure development in the Financial Services segment. Year to date 1999 equity earnings of unconsolidated affiliates increased by $15 million because of earnings improvements at DST, Grupo TFM and Mexrail. Interest expense for the six months ended June 30, 1999 was nearly 10% lower than the comparable 1998 period primarily as a result of lower average debt balances.


TRANSPORTATION

Three Months Ended June 30, 1999 Compared With The Three Months Ended June 30, 1998

                                              THREE MONTHS                                    THREE MONTHS
                                            ENDED JUNE 30, 1999                            ENDED JUNE 30, 1998
                                            -------------------                            -------------------
                                                                       (in millions)

                                                             Consolidated                                   Consolidated
                                      KCSR         Other    Transportation          KCSR         Other    Transportation
Revenues                            $  135.7     $   13.0     $   148.7           $  138.6     $   14.3     $   152.9
Costs and expenses                     102.0         12.6         114.6               95.8         12.9         108.7
Depreciation and amortization           12.7          1.7          14.4               12.7          1.7          14.4
                                    --------     --------     ---------           --------     --------     ---------
    Operating income (loss)             21.0         (1.3)         19.7               30.1         (0.3)         29.8
Equity in net earnings (losses)
    of unconsolidated affiliates
       Grupo TFM                         -            0.5           0.5                -           (2.1)         (2.1)
       Other                             1.2          0.4           1.6                0.5         (0.3)          0.2
Interest expense                        (8.3)        (6.3)        (14.6)              (9.1)        (5.9)        (15.0)
Other, net                               0.8          0.2           1.0                3.8          0.1           3.9
                                    --------     ---------    ---------           --------     --------     ---------
    Pretax income (loss)                14.7         (6.5)          8.2               25.3         (8.5)         16.8
Income tax provision (benefit)           5.8         (2.8)          3.0                9.9         (2.5)          7.4
                                    --------     --------     ---------           --------     --------     ---------
    Net income (loss)               $    8.9     $   (3.7)    $     5.2           $   15.4     $   (6.0)    $     9.4
                                    ========     =========    =========           ========     ========     =========

The Transportation segment reported earnings of $5.2 million for the three months ended June 30, 1999 compared with $9.4 million for the three months ended June 30, 1998. This decrease in earnings was attributable to an approximate 34% decline in operating income arising from lower revenues and higher operating expenses. Also contributing to the decline was a one-time gain on the sale of a branch line in 1998 of $2.9 million ( $1.8 million after-tax). Partially offsetting the lower operating income was an improvement in equity earnings related to Grupo TFM, Mexrail and Southern Capital, as well as lower interest expense.

Second quarter 1999 Transportation segment revenues totaled $148.7 million versus $152.9 million in 1998. This decline of nearly 3% was primarily driven by lower KCSR revenues. KCSR carloadings increased slightly quarter to quarter, but revenues declined 2% due to changes in traffic mix. Weakness in the higher margin coal and chemical commodity sectors were somewhat offset by growth in the intermodal/automotive business and agriculture/minerals products. Gateway Western revenues were also down slightly quarter to quarter due to lower volumes.

The following is a summary of revenues and carloads for KCSR's major commodity groups:

                                                                                        Carloads and
                                                  Revenues                            Intermodal Units
                                                (in millions)                          (in thousands)
                                                Three months                            Three months
                                               ended June 30,                          ended June 30,
                                           1999              1998                  1999              1998
   General commodities:
     Chemical and petroleum             $      32.8       $     35.1                  40.4              42.0
     Paper and forest                          25.7             27.1                  41.5              43.0
     Agricultural and mineral                  24.4             21.9                  34.0              32.1
     Other                                      6.8              5.5                   8.6               7.0
                                        -----------       ----------            ----------       -----------
   Total general commodities                   89.7             89.6                 124.5             124.1
       Intermodal                              12.9             11.9                  55.1              47.6
       Coal                                    26.6             30.0                  45.7              52.5
                                        -----------       ----------            ----------       -----------
   Subtotal                                   129.2            131.5                 225.3             224.2
       Other                                    6.5              7.1                   -                 -
                                        -----------       ----------            ----------       -----------
         Total                          $     135.7       $    138.6                 225.3             224.2
                                        ===========       ==========            ==========       ===========


         Coal - Coal revenues declined $3.4 million, or 11.4%, for the three months ended June 30, 1999 compared with the three months ended June 30, 1998, as a result of lower unit coal traffic (decrease of approximately 7,000 carloads). The lower unit coal traffic was attributable to several factors: 1) Customer maintenance efforts for various periods during the second quarter, which temporarily shut down three utility plants served by KCSR. In addition, during January 1999, one of KCSR's customers, Kansas City Power and Light ("KCP&L"), had a major casualty at its Hawthorn plant, which is projected to be out of service until 2001. The extended outage is not expected to have a material effect on overall coal revenues as this plant represented approximately 5% of total coal tons hauled by KCSR in 1998 and is a short haul move; 2) KCSR experienced slower delivery times due to congestion and a track rehabilitation project; 3) KCSR reported record 1998 coal revenues - relatively low inventory levels in early 1998 coupled with an increase in capacity at certain utility customers led to an increase in demand during 1998, leading to record 1998 coal revenues. 1999 demand for coal has not reached these record 1998 levels. Partially offsetting these traffic declines was an increase in unit coal traffic to KCP&L's Amsterdam facility. As a result of the temporary closure of the Hawthorn facility, KCP&L increased its capacity at its Amsterdam plant. Although the increased capacity at Amsterdam has not equaled the volume lost as a result of the Hawthorn plant closure, the Amsterdam plant is a longer haul for KCSR and thus, the related revenues generated per unit train are higher.

         Chemical and petroleum products - For the three months ended June 30, 1999, chemical and petroleum product revenues decreased $2.3 million, or 6.3%, compared with the same 1998 period. This was primarily a result of lower miscellaneous chemical revenues, which were down approximately 8.6% due in part to the expiration in late 1998 of the emergency service order in the Houston area, as well as a continuing decline in demand due to both domestic and international chemical market conditions. Also contributing to the decrease were plastics and petroleum coke revenues, which declined slightly quarter to quarter as a result of fewer carloads shipped and a decline in revenues per carload due to a change in traffic mix. Although carloads of soda ash increased slightly during second quarter 1999 as a result of a limited opportunity in the South American export market, soda ash revenues were still slightly lower due to the mix of traffic and length of hauls. Management expects soda ash revenues to remain somewhat weak during the remainder of 1999 due to an overall lack of demand.

         Paper and forest products - Paper and forest product revenues declined $1.4 million, or 5.2%, quarter to quarter, primarily because of volume declines in all major products. As discussed in the first quarter 1999 Form 10-Q, second quarter 1999 paper and forest product revenues remained essentially flat with first quarter 1999; however, management expects an increase in volume, including potential exports to Mexico, in the third and fourth quarters of 1999.

         Agricultural and mineral products - Agricultural and mineral product revenues increased 11.2%, to $24.4 million for the three months ended June 30, 1999 versus the comparable 1998 period. This increase resulted from higher carloads and revenue per carload for domestic grain movements, primarily because of an increase in demand at certain customers serving the poultry industry with shipment destinations serviced by KCSR. Also contributing to the increase was higher export grain revenues. These increases were partially offset by declines in non-metallic ores and stone, clay and glass revenues due primarily to volume declines.

         Intermodal and other - Intermodal and other revenues increased $2.3 million, or 13.2%, quarter to quarter. This increase is comprised of higher intermodal revenues of $1.0 million arising from more intermodal unit shipments (15.7%) quarter to quarter, as well as a significant increase in automotive revenues, which nearly tripled quarter to quarter. The increase in intermodal traffic is attributable to several factors including the alliance with the CN/IC and east-west intermodal traffic originating from the Norfolk Southern Corporation. Automotive traffic has increased, in part, due to an agreement reached with General Motors for automobile parts traffic originating in the upper midwest and terminating in Mexico. Management expects that both intermodal and automotive revenues will continue to increase for the foreseeable future as the alliance with CN/IC continues to mature.

The Transportation segment's total operating expenses increased $5.9 million (4.8%), to $129.0 million for the three months ended June 30, 1999 from $123.1 million for the three months ended June 30, 1998. Second quarter KCSR operating expenses increased $6.2 million from 1998, primarily due to congestion on the KCSR. Higher expenses occurred in car hire, salaries and wages and costs relating to locomotive power. Higher car hire costs resulted from fewer KCSR cars and trailers being utilized by other railroads and higher employee costs arose from general wage increases and overtime hours by operating personnel. These increases were partially offset by reduced costs in casualties and insurance due to lower expenses related to derailments. Variable expenses as a percentage of revenues increased approximately 10% reflecting certain operating inefficiencies and the decline in higher margin unit coal and chemical traffic. Lower second quarter revenues coupled with higher operating expenses have resulted in a decrease in KCSR's operating income of $9.1 million quarter to quarter. KCSR's operating ratio, a common efficiency measure among

Class I rail carriers, increased to 84.1.% for the quarter compared with 78.1% in second quarter 1998 as a result of lower revenues and higher expenses.

Operating losses for other transportation segment companies declined $1.0 million to a loss of $1.3 million for the second quarter of 1999 from a loss of $0.3 million for the comparable 1998 quarter primarily because of lower operating income at Gateway Western, which decreased over $0.9 million due to lower revenues and higher operating expenses. Lower Gateway Western revenues resulted from a decrease in haulage traffic, while higher costs were due primarily to salaries and wages and casualty costs.

The Transportation segment recorded equity earnings of $2.1 million from unconsolidated affiliates for the three months ended June 30, 1999 compared to losses of $1.9 million for the three months ended June 30, 1998. The increase is attributed primarily to equity earnings from Grupo TFM, which had increased revenues of 27% and a pretax profit for the first time in its history. These continued operating improvements resulted in an operating ratio of 71.9% versus 88.1% in second quarter 1998. Results of Grupo TFM are reported on a U.S. GAAP basis. Mexrail recorded equity earnings of $0.5 million in second quarter 1999 versus losses of $0.4 million in the comparable 1998 period on improved revenues and lower costs. Equity earnings from Southern Capital improved by approximately $0.4 million quarter to quarter.

Because the Company is required to report its equity in Grupo TFM under U.S. GAAP and Grupo TFM reports under International Accounting Standards, fluctuations in deferred income tax calculations will occur based on translation requirements and differences in accounting standards. The effects in these deferred income tax calculations may be significantly impacted by fluctuations in the relative value of the Mexican peso versus the U.S. dollar and can result in significant variances in the amount of equity earnings (losses) reported by the Company.

Interest expense declined $0.4 million during second quarter 1999 compared to the same 1998 period, primarily as a result of lower average debt balances. Other, net decreased $2.9 million quarter to quarter attributable to KCSR's one-time gain of $2.9 million from the sale of a branch line in second quarter 1998.


Six Months Ended June 30, 1999 Compared With The Six Months Ended June 30, 1998

                                               SIX MONTHS                                      SIX MONTHS
                                            ENDED JUNE 30, 1999                            ENDED JUNE 30, 1998
                                            -------------------                            -------------------
                                                                         (in millions)
                                                             Consolidated                                   Consolidated
                                      KCSR         Other    Transportation          KCSR         Other    Transportation
Revenues                            $  271.0     $   29.6     $   300.6           $  274.3     $   31.1     $   305.4
Costs and expenses                     198.5         29.3         227.8              189.7         25.5         215.2
Depreciation and amortization           25.3          3.4          28.7               25.3          3.1          28.4
                                    --------     --------     ---------           --------     --------     ---------
    Operating income (loss)             47.2         (3.1)         44.1               59.3          2.5          61.8
Equity in net earnings (losses)
    of unconsolidated affiliates
       Grupo TFM                         -            1.0           1.0                -           (5.2)         (5.2)
       Other                             1.8          0.4           2.2                1.0         (0.7)          0.3
Interest expense                       (16.8)       (11.8)        (28.6)             (18.2)       (11.8)        (30.0)
Other, net                               1.7          0.2           1.9                5.4          1.7           7.1
                                    --------     ---------    ---------           --------     --------     ---------
    Pretax income (loss)                33.9        (13.3)         20.6               47.5        (13.5)         34.0
Income tax provision (benefit)          13.3         (5.5)          7.8               18.6         (3.2)         15.4
                                    --------     ---------    ---------           --------     --------     ---------
    Net income (loss)               $   20.6     $   (7.8)    $    12.8           $   28.9     $  (10.3)    $    18.6
                                    ========     =========    =========           ========     ========     =========

The Transportation segment reported earnings of $12.8 million for the six months ended June 30, 1999 compared to $18.6 million for the comparable 1998 period. This decrease in earnings was attributable to an approximate 29% decline in operating income arising from lower revenues and higher operating expenses. Also contributing to the decline was a one-time gain on the sale of a branch line in 1998 of $2.9 million ($1.8 million after-tax) and other certain non-recurring gains in 1998. Partially offsetting the lower operating income was an improvement in equity earnings related to Grupo TFM, Mexrail and Southern Capital, as well as lower interest expense.

Total revenues decreased $4.8 million, or 1.6%, to $300.6 million for the six months ended June 30, 1999, from $305.4 million for the six months ended June 30, 1998. Consistent with the second quarter 1999, this decline was driven primarily by lower KCSR revenues, which fell $3.3 million, or 1.2%, period to period. Although KCSR carloadings increased slightly period to period, revenues declined over 1% due to traffic mix. Weakness in the higher margin coal and chemical commodity sectors were somewhat offset by growth in the intermodal/automotive business and agriculture/minerals products. Also contributing to year to date 1999 results was a 7% drop in Gateway Western revenues based primarily on volume declines related to haulage traffic.

The following is a summary of revenues and carloads for KCSR's major commodity groups:

                                                                                        Carloads and
                                                  Revenues                            Intermodal Units
                                                (in millions)                          (in thousands)
                                                 Six months                              Six months
                                               ended June 30,                          ended June 30,
                                           1999              1998                  1999              1998
   General commodities:
     Chemical and petroleum             $      65.0       $     69.7                  80.5              83.9
     Paper and forest                          51.4             54.2                  82.3              87.0
     Agricultural and mineral                  49.0             44.7                  66.9              64.0
     Other                                     11.7             11.4                  14.7              14.6
                                        -----------       ----------            ----------       -----------
   Total general commodities                  177.1            180.0                 244.4             249.5
       Intermodal                              24.5             22.9                 103.0              88.9
       Coal                                    56.3             58.5                  98.4             105.4
                                        -----------       ----------            ----------       -----------
   Subtotal                                   257.9            261.4                 445.8             443.8
       Other                                   13.1             12.9                   -                 -
                                        -----------       ----------            ----------       -----------
         Total                          $     271.0       $    274.3                 445.8             443.8
                                        ===========       ==========            ==========       ===========


         Coal - Coal revenues decreased $2.2 million, or 3.7%, for the six months ended June 30, 1999 compared to the six months ended June 30, 1998 as a result of lower unit coal traffic (decrease of approximately 7,000 carloads). This decrease in unit coal traffic is attributed to the same factors as those discussed above in second quarter analysis. Coal accounted for 21.8% and 22.4% of total carload revenues for the six months ended June 30, 1999 and 1998, respectively.

         Chemical and petroleum products - Chemical and petroleum product revenues decreased $4.7 million, or 6.7%, period to period primarily because of lower miscellaneous chemical and soda ash revenues. As discussed above in the second quarter analysis, miscellaneous chemical revenues declined due in part to the expiration of the emergency service order in the Houston area as well as a continuing decline in demand. Soda ash revenues declined primarily because of an overall weak export market due to the continuing difficulty in the economic climate in Asia and South America. Chemical and petroleum products accounted for 25.2% of total carload revenues for the six months ended June 30, 1999 versus 26.6% for the six months ended June 30, 1998.

         Paper and forest products - Paper and forest product revenues decreased $2.8 million , or 5.3%, for the six months ended June 30, 1999 versus the comparable 1998 period primarily as a result of volume declines in all major products. Paper and forest products accounted for 19.9% and 20.8% of total carload revenues for the six months ended June 30, 1999 and 1998, respectively.

         Agricultural and mineral products - Agricultural and mineral product revenues increased $4.3 million, or 9.5%, period to period. Similar to trends discussed above in the second quarter analysis, this increase resulted from higher carloads and revenues per carload for domestic and export grain movements. These higher revenues were partially offset by declines in non-metallic ores and stone, clay and glass revenues due primarily to volume declines. Agricultural and mineral products accounted for 19.0% of total carload revenues for the six months ended June 30, 1999 compared with 17.1% for the comparable 1998 period.

         Intermodal and other - Intermodal and other revenues increased $1.9 million, or 5.8%, for the six months ended June 30, 1999 versus the comparable 1998 period. Similar to the second quarter trends discussed above, this improvement is comprised of higher intermodal revenues of $1.6 million, as well as a significant increase in automotive revenues period to period. These improvements were partially offset by a decline in other carload revenues of approximately $1.2 million as a result of weakness in the steel market arising from slower domestic oil production. Intermodal and other accounted for 14.1% of total carload revenues for the six months ended June 30, 1999 compared with 13.1% for the six months ended June 30, 1998.

The Transportation segment's total operating expenses increased $12.9 million (5.3%), to $256.5 million for the six months ended June 30, 1999 from $243.6 million for the same 1998 period. KCSR operating costs for the period increased $8.8 million from 1998, primarily due to the same expense components as discussed above in the second quarter analysis. Lower year to date revenues coupled with higher operating expenses have resulted in a $12.1 million decrease in KCSR's operating income period to period and an operating ratio of 82.4% compared with 78.2% for the first half of 1998. Other Transportation operating costs also increased, primarily due to higher costs at Gateway Western resulting largely from an unusual $1.4 million March 1999 derailment and increased costs at various smaller Transportation companies.

For year to date 1999, the Transportation segment recorded equity earnings from unconsolidated affiliates of $3.2 million compared with equity losses of $4.9 million for the same 1998 period. This increase was attributable primarily to improvements at Grupo TFM. For the six months ended June 30, 1999, the Company recorded equity earnings from Grupo TFM of $1.0 million compared with equity losses of $5.2 million for the six months ended June 30, 1998. This improvement at Grupo TFM reflects year to date revenue increases of 20% coupled with continued operating improvements. These factors have resulted in an operating ratio of 74.9% for the six months ended June 30, 1999 versus 89.3% for the same 1998 period. Also contributing to the increase was Mexrail, which recorded equity earnings of $0.4 million in the period versus losses of $0.9 million in the comparable 1998 period based on higher revenues and lower operating costs. Equity earnings from Southern Capital improved by approximately $0.5 million period to period, a portion of which relates to a gain on the sale of the loan portfolio.

Interest expense declined $1.4 million during the six months ended June 30, 1999 compared to the same 1998 period, primarily as a result of lower average debt balances. Other, net decreased $5.2 million period to period attributable to KCSR's one-time gain of $2.9 million from the 1998 sale of a branch line and certain other non-recurring gains recorded in 1998.

FINANCIAL SERVICES

Three Months Ended June 30, 1999 Compared With The Three Months Ended June 30, 1998

                                                        CONSOLIDATED
                                                      FINANCIAL SERVICES
                                                        (in millions)
                                                        THREE MONTHS
                                                       ENDED JUNE 30,
                                                 1999                  1998
                                          ------------------    ----------------
Revenues                                   $       282.2         $       169.7
Costs and expenses                                 158.8                  91.6
Depreciation and amortization                        7.9                   3.5
                                           -------------         -------------
    Operating income                               115.5                  74.6
Equity in net earnings of
  unconsolidated affiliates:
    DST Systems, Inc.                               10.8                   7.5
    Other                                            0.5                   0.3
Interest expense                                    (0.7)                 (1.2)
Other, net                                           4.3                  11.3
                                           -------------         -------------
    Pretax income                                  130.4                  92.5
Income tax provision                                46.8                  33.5
Minority interest                                   12.7                   9.7
                                           -------------         -------------
    Net income                             $        70.9         $        49.3
                                           =============         =============


The Financial Services segment contributed $70.9 million to KCSI's 1999 second quarter consolidated earnings versus $49.3 million in second quarter 1998. Exclusive of an after-tax $4.4 million one-time gain resulting from Janus' sale of IDEX Management, Inc. ("IDEX") in second quarter 1998, earnings improved 58% quarter to quarter. Average assets under management were 70% higher during second quarter 1999 than second quarter 1998 fueling a $112.5 and $40.9 million increase in revenues and operating income, respectively, over second quarter 1998.

Assets under management increased $19.7 billion during second quarter 1999 as a result of net sales of $13.9 billion and market appreciation of $5.8 billion. Assets under management totaled $161.7 billion at June 30, 1999 ($155.8 billion at Janus; $4.7 billion at Berger; and $1.2 billion at Nelson) versus $113.5 billion at December 31, 1998 and $94.4 billion at June 30, 1998. See the brief discussions of Janus, Berger and Nelson separately below.

Financial Services operating margins declined in second quarter 1999, primarily due to an increase in operating expenses to $166.7 million from $95.1 million in the prior year quarter. This increase reflects higher costs associated with the significant growth in revenues, as well as an increase in discretionary expenses. Higher expenses were evident in salaries and wages (primarily investment performance-based incentive compensation, an increased number of employees and associated training, and certain one-time severance costs), marketing and fulfillment, and alliance fees under mutual fund "supermarket" distribution arrangements based on a higher level of assets under management through these channels.

Second quarter 1999 equity earnings from DST increased to $10.8 million from $7.5 million in comparable 1998, primarily due to improved earnings in DST's financial services and output solutions segments, as well as from required capitalization of internal use software development costs in 1999. Consolidated DST revenues increased due to a higher number of shareowner accounts processed (totaling 53.3 million at June 30, 1999 versus 48.2 million at June 30, 1998), images produced (26.1% increase) and statements mailed (up 18.5%). DST's consolidated operating margins improved to 17% during second quarter 1999 versus 14% in comparable 1998.

As noted above, Other, net was higher in second quarter 1998 due to an $8.8 million one-time gain recognized on the sale of the Janus equity investment in IDEX.


Six Months Ended June 30, 1999 Compared With The Six Months Ended June 30, 1998

                                                        CONSOLIDATED
                                                      FINANCIAL SERVICES
                                                        (in millions)
                                                         SIX MONTHS
                                                       ENDED JUNE 30,
                                                 1999                  1998
                                          ------------------    ----------------
Revenues                                   $       515.5         $       312.9
Costs and expenses                                 288.1                 173.6
Depreciation and amortization                       14.7                   6.3
                                           -------------         -------------
    Operating income                               212.7                 133.0
Equity in net earnings of
  unconsolidated affiliates:
    DST Systems, Inc.                               21.5                  15.0
    Other                                            1.0                   0.6
Interest expense                                    (1.7)                 (3.6)
Other, net                                           9.2                  14.7
                                           -------------         -------------
    Pretax income                                  242.7                 159.7
Income tax provision                                86.9                  57.0
Minority interest                                   23.9                  16.4
                                           -------------         -------------
    Net income                             $       131.9         $        86.3
                                           =============         =============


For the six months ended June 30, 1999, Financial Services contributed $131.9 million to the Company's consolidated earnings, a 61% increase over comparable 1998, exclusive of the one-time gain on the IDEX sale. This increase was attributable to higher revenues (driven by growth in assets under management), operating income and equity earnings period to period.

Year to date 1999 revenues increased 65% to $515.5 million versus $312.9 million for the six months ended June 30, 1998. Assets under management increased $48.2 billion during the first six months of 1999, driven by net sales of $27.0 billion and market appreciation of $21.2 billion. Shareowner accounts numbered nearly 3.8 million as of June 30, 1999 (an increase of 26% from December 31,
1998).

Operating margins declined slightly period to period (from 42.5% to 41.3% for the first six months of 1999). Operating expenses increased to $302.8 million from $179.9 million in comparable 1998, primarily due to the growth in revenues and continued infrastructure efforts. Higher expenses occurred in salaries and wages (see comment in quarterly review above), marketing and fulfillment and alliance distribution fees. These three components totaled approximately 44% of total Financial Services revenues during the six months ended June 30, 1999 versus approximately 42% in 1998. Additionally, infrastructure initiatives throughout 1998 and 1999 to ensure the ongoing quality and reliability of customer service resulted in higher depreciation and various other costs.

Year to date 1999 equity earnings from DST increased 43% over the same period in 1998 as a result of the same operating trends affecting the quarter as discussed above. Additionally, DST's equity in earnings of unconsolidated affiliates improved in 1999 compared to 1998.

Other, net decreased from comparable 1998 as discussed in the quarterly review above. Year to date 1999 interest expense declined from the same 1998 period due to lower average debt balances.

A brief discussion of significant Janus, Berger and Nelson items during the six months ended June 30, 1999 follows:

       Janus
       Janus assets under management increased $47.5 billion (44%) during the six months ended June 30, 1999. Assets in the Janus Investment Funds, Janus Aspen Series and money market funds increased 44% from December 31, 1998. As of June 30, 1999, assets in the Janus World Funds Plc ("Janus World Funds") increased to $668 million from $65 million at December 31, 1998. Also, assets in private, institutional and sub-advised accounts grew 42% from year end 1998. Shareholder accounts increased nearly 30% during the first six months of 1999. These increases reflect ongoing favorable investment performance by various funds/portfolios within the Janus group of mutual funds, continued growth through net sales, as evidenced by second quarter 1999 net sales that exceeded the entire year for 1998, and competitive levels of expenses and fees compared to industry standards.

       Berger
       Berger assets under management increased 18% (to $4.7 billion) during the six months ended June 30, 1999, primarily due to market appreciation. While shareholder accounts declined approximately 10% (primarily in the Berger One Hundred Fund), new sales - primarily in Berger's newer fund offerings -- offset the cash outflows that accompanied shareholder departures. In connection with efforts to revitalize the core Berger funds (i.e., those introduced prior to 1997), certain senior management personnel changes were undertaken during second quarter 1999, resulting in approximately $1.7 million of one-time severance costs.

       Berger's investment in BBOI Worldwide LLC ("BBOI") continues to report increases in assets under management (up 27% from year end 1998 to $662 million at June 30, 1999) and net income. Berger and the Bank of Ireland Asset Management (U.S.) Limited ("Bank of Ireland") have executed a non-binding letter of intent pursuant to which, under certain conditions, BBOI will purchase Bank of Ireland's interest in BBOI. If consummated, this transaction would result in Berger owning all of BBOI.

       Nelson
       The Company acquired Nelson in April 1998. Accordingly, results for 1998 include only three months of activity compared to the six month period ended June 30, 1999. Nelson's assets under management increased 8% to (pound)751 million as of June 30, 1999 from (pound)696 million at December 31, 1998. Beginning in late first quarter 1999, Nelson initiated expansion efforts throughout the United Kingdom. This project will be ongoing and the Company expects that during this phase of Nelson's development,

       Nelson will operate at a loss. These losses, however, are not expected to have a material impact on the Financial Services results of operations or financial position.


TRENDS AND OUTLOOK

The Company's second quarter and year to date 1999 diluted earnings per share ($0.66 and $1.25, respectively) increased 29% and 36%, respectively, compared to the same 1998 periods ($0.51 and $0.92, respectively). Revenue growth in the Financial Services segment for the first six months of 1999, partially offset by related increases in operating costs, resulted in nearly a 32% higher consolidated operating income period to period. While the Transportation segment experienced a decline in revenues, operating income and earnings for the second quarter and year to date 1999 periods, Grupo TFM results continued to improve due to revenue growth and operating improvements. Domestically, KCSR and Gateway Western results were affected by a decline in revenues and increased operating expenses due to congestion issues. These operational issues are being addressed by management. Continued growth in assets under management has fueled revenue, operating income and earnings growth in the Financial Services segment for both the second quarter and year to date 1999 periods.

A current outlook for the Company's businesses for the remainder of 1999 is as follows (refer to the first paragraph of "Overview" section of this Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, regarding forward-looking comments):

i) Transportation - Management expects that general commodities and intermodal traffic will continue to be largely dependent on economic trends within certain industries in the geographic region served by the railroads comprising the NAFTA Railway. Based on anticipated traffic levels, revenues for the remainder of 1999 are expected to increase slightly compared with revenues for the first six months of 1999, and essentially remain flat compared to revenues for the last six months of 1998. Management expects the NAFTA Railway to continue to provide an attractive service offering for shippers, and the Company believes it will realize continued benefits from traffic with Mexico, the CN/IC alliance and interchange traffic with the Norfolk Southern. Management is aggressively addressing certain cost issues to provide the framework for efficient and productive operations over the last half of the year. Variable costs are expected to continue at levels proportionate with revenue activity.

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

     Based on a higher level of assets under management starting the third quarter, revenues for the remainder of 1999 are expected to exceed comparable prior year periods. Management expects ongoing Financial Services margin pressure challenges as efforts continue to ensure that the operational and administrative infrastructure consistently meets the high standards of quality and service historically provided to investors. Additionally, a higher rate of growth in costs compared to revenues is expected in connection with Nelson's efforts to expand its operations.

iii) Equity Investments - The Company expects to continue to participate in the earnings/losses from its equity investments in DST, Grupo TFM, Southern Capital and Mexrail. As a result of the sale of the loan portfolio, equity earnings from Southern Capital are not expected to be significant.

LIQUIDITY AND CAPITAL RESOURCES

Summary cash flow data is as follows (in millions):

                                                                               Six Months
                                                                             Ended June 30,
                                                                         1999              1998
Cash flows provided by (used for):
    Operating activities                                              $   177.4        $     88.8
    Investing activities                                                  (23.0)            (46.4)
    Financing activities                                                  (42.3)            (67.1)
                                                                      ----------       -----------
    Cash and equivalents:
      Net increase (decrease)                                             112.1             (24.7)
      At beginning of year                                                 27.2              33.5
                                                                      ---------        ----------
      At end of period                                                $   139.3        $      8.8
                                                                      =========        ==========


During the six months ended June 30, 1999, the Company's consolidated cash position increased $112.1 million from December 31, 1998. This increase resulted primarily from earnings, net sales of investments in advised funds by Janus and proceeds from the issuance of common stock under employee stock plans, partially offset by property acquisitions, net repayments of long-term debt, cash dividends and stock repurchases. Net operating cash inflows for the six months ended June 30, 1999 were $177.4 million compared to net operating cash inflows of $88.8 million in the same 1998 period. This $88.6 million improvement in operating cash flows was chiefly attributable to a 1998 payment of approximately $23 million related to the KCSR Union Productivity fund termination, higher 1999 year to date earnings and net changes in other working capital components, offset partially by payments of prepaid commissions in connection with the Janus World Funds B share arrangements.

Net investing cash outflows were $23.0 million during the six months ended June 30, 1999 compared to $46.4 million of net investing cash outflows during the comparable 1998 period. This difference results primarily from a decrease in funds used for investment in affiliates and from fluctuations in investments in advised funds associated with the timing of Janus' dividend payments, partially offset by higher year to date 1999 capital expenditures. During the six months ended June 30, 1999, Janus and Berger had net sales of approximately $39.5 million from investments in advised funds compared with net purchases of these investments of $0.7 million during the same 1998 period.

During the first six months of 1999, financing cash outflows were used primarily for the repayment of debt, stock repurchases and cash dividends, while financing cash inflows were generated from proceeds from issuance of long-term debt and proceeds from the issuance of common stock under stock plans. Net financing cash outflows of $42.3 million were used during the six months ended June 30, 1999 compared with $67.1 million used during the comparable 1998 period. This was due primarily to 1999 net repayments of long-term debt of $13.8 million compared with net repayments of $51.2 million during the same 1998 period and an increase in proceeds from the issuance of common stock of $12.5 million , partially offset by cash used for stock repurchases of $23.7 million versus $3.5 million in the first six months of 1998. Distributions to minority stockholders increased in 1999 versus 1998 due to higher earnings on which distributions were based.

Cash flows from operations are expected to increase during the remainder of 1999 from positive operating income, which has historically resulted in favorable operating cash flows. Investing activities will continue to use significant amounts of cash. Future roadway improvement projects are expected to be funded by KCSR operating cash flow. Based on anticipated financing arrangements for Grupo TFM, significant additional operational contributions from the Company to Grupo TFM are not expected to be necessary. However, there exists a possible approximate $74 million capital call if certain Grupo TFM benchmarks, as outlined in Grupo TFM's financing arrangements, are not met. Additionally, if circumstances develop in which a contribution may be requested by Grupo TFM, the Company will evaluate the contribution based on the merits of the specific underlying need. Further, as discussed above in "Recent Developments", the Company has the option to purchase a portion of the Mexican Government's 20% interest in TFM at a discount. Management anticipates using working capital and existing lines of credit to fund this transaction in the event it elects to exercise this option. Other financing alternatives are also being explored.

In addition to operating cash flows, the Company has financing available through its various lines of credit with a maximum borrowing amount of $550 million (which includes $65 million of uncommitted facilities). As of June 30, 1999, $245 million was available under these lines of credit, $100 million of which is to be used solely by the Financial Services segment. In conjunction with the annual renewal of certain credit facilities during April and May 1999, the 364-day credit facility for KCSI was renewed at $75 million (previously $100 million) and the Financial Services 364-day credit facility was renewed at its previous amount of $100 million. Because of certain financial covenants contained in the credit agreements, however, maximum utilization of the Company's available lines of credit may be restricted.

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

The Company's debt ratio (total debt as a percent of total debt plus equity) at June 30, 1999 was 43.0% compared to 47.3% at December 31, 1998. Company consolidated debt decreased $13.7 million from December 31, 1998 (to $822.6 million at June 30, 1999) as a result of repayments exceeding borrowings. Consolidated equity increased $160.5 million from December 31, 1998. This increase was due to net income of $144.7 million, the issuance of common stock under the Employee Stock Purchase Plan and other plans, and increases in unrealized gains on "available for sale" securities, partially offset by common stock repurchases (as discussed above in "Recent Developments") and dividends paid. This increase in equity coupled with a decrease in debt resulted in a lower debt ratio.

Management anticipates that the debt ratio will continue to decrease during the remainder of 1999 as a result of debt repayments and profitable operations. Note, however, that unrealized gains on "available for sale" securities are contingent on market conditions and, thus, are subject to significant fluctuations in value. Significant declines in the value of these securities would negatively impact accumulated other comprehensive income and affect the Company's debt ratio.

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

The following provides a summary of each area and the progress toward identifying and resolving Year 2000 issues:

     IT Systems. In the Transportation segment, all internal IT systems, including mission critical systems and non-critical systems, have been analyzed and are in the process of being modified and tested for Year 2000 readiness. To date, management believes that approximately 99% of the necessary remediation and 99% of the testing has been completed. Final remediation and testing for certain non-critical support systems has been completed and management believes these systems are Year 2000 ready. Final remediation and testing of mission critical systems is scheduled for completion by the end of September 1999.

     In addition, the IT hardware and software necessary to operate the mainframe computer and associated equipment are currently being evaluated for Year 2000 issues. A compilation of the hardware and software inventories was completed in 1998. The hardware and software, including the completion of integrated testing of the infrastructure software and network components, are expected to be Year 2000 ready by October 31, 1999.

     The IT systems (including mission critical and significant non-critical operating, accounting and supporting systems) and underlying hardware for the companies comprising the Financial Services segment have been analyzed and are being modified and tested for Year 2000 readiness. Management believes that virtually all of its mission critical systems and other systems have been tested and are believed to be Year 2000 ready. Any remaining remediation and testing is expected to be completed by the end of third quarter 1999.

     Non-IT Systems. All equipment that contains an internal clock or embedded micro-processor is being analyzed for Year 2000 readiness. This includes PC's, software, external data interfaces, fax machines, telephone systems, elevator systems, security and fire control systems, locomotives, signal and communications systems and other miscellaneous equipment.

     As of June 30, 1999, management believes that 98% of all PC's in the Transportation companies were Year 2000 ready. The remainder of the PC's are expected to be Year 2000 ready by August 31, 1999. In addition, all related software, customized programs and external data interfaces are being evaluated, modified and tested for Year 2000 readiness. This process is expected to be completed by September 30, 1999 for all software and custom programs and by October 31, 1999 for external data interfaces. Testing of other equipment such as locomotives, signals and communication systems and other equipment with internal clocks and embedded micro-processors has been completed and management believes these items are Year 2000 ready.

     As of June 30, 1999, replacement and/or upgrade efforts on the Financial Services hardware and software inventory is substantially completed, including network infrastructure and telecommunications technologies, with any minor areas expected to be finalized by September 30, 1999.

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

     DST, an approximate 32% owned equity investment, provides various services to Janus and Berger. DST completed its review and evaluation of its mission critical U.S. shareowner accounting and U.S. portfolio accounting related products, services and internal systems and believes it achieved material Year 2000 readiness in such products, services and systems. DST anticipates internal readiness for all of its other mission critical systems and products by September 30, 1999. Additionally, DST intends on testing its systems with clients and other third parties for Year 2000 related issues as needed throughout 1999. As part of addressing its Year 2000 issues, DST has: i) formalized and tested contingency plans for its U.S. shareowner accounting and U.S. portfolio accounting business units; ii) is formalizing contingency plans for its other mission critical products, services and systems; and iii) intends to test such plans by October 31, 1999. DST has reviewed existing formal contingency plans for its two major data centers with respect to failures that could be caused by Year 2000 issues.

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

Contingency Plans. The Company and its subsidiaries have spent a significant amount of time identifying alternative plans in the event that the Year 2000 project is not completed on a timely basis or otherwise does not meet anticipated needs. A business contingency planning specialist was hired by KCSR to design and implement contingency plans for critical business processes.
Similarly, consulting professionals have been utilized by Janus, Berger and Nelson in connection with Year 2000 efforts, including contingency planning. Management expects that the contingency planning process will be completed by the end of October 1999. The Company is also making alternative arrangements in the event that critical suppliers, customers, utility providers and other significant third parties are not Year 2000 ready.

In addition, information system black out periods have been scheduled at the various Company subsidiaries, generally from the beginning of the fourth quarter 1999 through the end of the first quarter 2000. During this period, the Year 2000 project team and other members of the information systems group will focus all of their efforts and time toward addressing Year 2000 related issues.
No new project requests or hardware/software upgrades will be allowed during this time.

Year 2000 Costs. To date, the Company has spent approximately $17 million in connection with ensuring that all Company and subsidiary computer programs are compatible with Year 2000 requirements. In addition, the Company anticipates future spending of approximately $5 million in connection with this process. Current accounting principles require all costs associated with Year 2000 issues to be expensed as incurred. A portion of these costs will not result in an increase in expense to the Company because existing employees and equipment are being used to complete the project.


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



Item 6.           Exhibits and Reports on Form 8-K

a)   Exhibits


          Exhibit 10.1 -    Kansas City  Southern  Industries,  Inc. 1991
                            Amended  and   Restated   Stock   Option  Award  and
                            Performance Plan, as amended and restated effective as of May 6, 1999, is attached to this Form 10-Q as
                            Exhibit 10.1


          Exhibit 27.1 -    Financial Data Schedule


b) Reports on Form 8-K

          The Company filed a Current Report on Form 8-K dated July 12, 1999 under Item 5, reporting the favorable tax ruling received from the IRS related to the spin-off of the financial services companies.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on August 13, 1999


Kansas City Southern Industries, Inc.


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