Form 10-Q
period 1999-09-30
KANSAS CITY SOUTHERN INDUSTRIES INC
filed 1999-11-15
CIK 54480

FORM 10-Q
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1999

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

                                             Yes [X]              No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                  Outstanding at November 5, 1999

Common Stock, $.01 per share par value                       110,524,182  Shares
--------------------------------------------------------------------------------

                  KANSAS CITY SOUTHERN INDUSTRIES, INC.

                                FORM 10-Q

                           SEPTEMBER 30, 1999

                                  INDEX

                                                                          Page

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Introductory Comments                                                       1

Consolidated Condensed Balance Sheets -
     September 30, 1999 and December 31, 1998                               2

Consolidated Condensed Statements of Income and Comprehensive Income -
     Three and Nine Months Ended September 30, 1999 and 1998                3

Computation of Basic and Diluted Earnings per Common Share                  3

Consolidated Condensed Statements of Cash Flows -
     Nine Months Ended September 30, 1999 and 1998                          4

Notes to Consolidated Condensed Financial Statements                        5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                12

Item 3.  Qualitative and Quantitative Disclosures About Market Risk         35

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  36

Item 6.  Exhibits and Reports on Form 8-K                                   36


SIGNATURES                                                                  37

                  KANSAS CITY SOUTHERN INDUSTRIES, INC.

                                FORM 10-Q

                           SEPTEMBER 30, 1999


PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


INTRODUCTORY COMMENTS

The Consolidated Condensed Financial Statements included herein have been prepared by Kansas City Southern Industries, Inc. ("Company" or "KCSI"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Consolidated Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q. Results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results expected for the full year 1999.

                KANSAS CITY SOUTHERN INDUSTRIES, INC.
                CONSOLIDATED CONDENSED BALANCE SHEETS
                        (Dollars in Millions)
                            (Unaudited)
                                                    September 30,    December 31,
                                                         1999           1998
ASSETS
Current Assets:
    Cash and equivalents                            $      171.7    $       27.2
    Investments in advised funds                           151.1           149.1
    Accounts receivable, net                               248.6           208.4
    Inventories                                             44.6            47.0
    Other current assets                                    39.1            37.8
                                                     -----------     -----------
        Total current assets                               655.1           469.5

Investments held for operating purposes                    748.9           707.1

Properties (net of $609.9 and $567.1 accumulated
    depreciation and amortization, respectively)         1,306.3         1,266.7

Intangibles and Other Assets, net                          193.3           176.4
                                                     -----------     -----------

    Total assets                                    $    2,903.6    $    2,619.7
                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Debt due within one year                        $       10.9    $       10.7
    Accounts and wages payable                             154.5           125.8
    Accrued liabilities                                    192.3           159.7
                                                     -----------     -----------
        Total current liabilities                          357.7           296.2
                                                     -----------     -----------

Other Liabilities:
    Long-term debt                                         780.7           825.6
    Deferred income taxes                                  430.2           403.6
    Other deferred credits                                 130.6           128.8
                                                     -----------     -----------
        Total other liabilities                          1,341.5         1,358.0
                                                     -----------     -----------

Minority Interest in consolidated subsidiaries              43.6            34.3
                                                     -----------     -----------

Stockholders' Equity:
    Preferred stock                                          6.1             6.1
    Common stock                                             1.1             1.1
    Retained earnings                                    1,078.4           849.1
    Accumulated other comprehensive income                  75.2            74.9
                                                     -----------     -----------
        Total stockholders' equity                       1,160.8           931.2
                                                     -----------     -----------

    Total liabilities and stockholders' equity      $    2,903.6    $    2,619.7
                                                    ============    ============


     See accompanying notes to consolidated condensed financial statements.

                   KANSAS CITY SOUTHERN INDUSTRIES, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                         AND COMPREHENSIVE INCOME
               (Dollars in Millions, Except per Share Data)
                                (Unaudited)
                                                 Three Months                   Nine Months
                                              Ended September 30,           Ended September 30,
                                             1999           1998             1999          1998
Revenues                                 $    460.3      $   334.2       $  1,276.4    $    952.5

Costs and expenses                            288.8          210.1            804.7         598.9
Depreciation and amortization                  24.1           18.7             67.5          53.4
                                         ----------      ---------       ----------    ----------
     Operating Income                         147.4          105.4            404.2         300.2

Equity in net earnings (losses)
  of unconsolidated affiliates:
     DST Systems, Inc.                         10.9            7.7             32.4          22.7
     Grupo Transportacion Ferroviaria
       Mexicana, S.A. de C.V.                   3.8            1.8              4.8          (3.4)
     Other                                      2.0            0.8              5.2           1.7

Interest expense                              (15.4)         (17.1)           (45.7)        (50.7)
Other, net                                     10.6            4.2             21.7          26.0
                                         ----------      ---------       ----------    ----------
     Pretax Income                            159.3          102.8            422.6         296.5

Income tax provision                           57.3           38.2            152.0         110.6
Minority interest in
  consolidated earnings                        14.7            9.4             38.6          25.8
                                         ----------      ---------       ----------    ----------

Net Income                                     87.3           55.2            232.0         160.1

Other comprehensive income, net of
  income tax:
     Unrealized holding gain (loss)
       on securities                          (12.5)         (26.9)             3.6          16.2
     Less: reclassification adjustment
       for gains included in net income        (3.1)          (0.1)            (3.3)         (0.3)
                                         ----------      ---------       ----------    ----------

Comprehensive Income                     $     71.7      $    28.2       $    232.3    $    176.0
                                         ==========      =========       ==========    ==========


Computation of Basic and
  Diluted Earnings per Common Share

Basic Earnings per Common Share          $     0.79      $    0.50       $     2.10    $     1.47
                                         ==========      =========       ==========    ==========

Diluted Earnings per Common Share        $     0.75      $    0.49       $     2.01    $     1.41
                                         ==========      =========       ==========    ==========

Weighted Average Basic Common
  Shares Outstanding (in thousands)         110,485        109,493          110,204       109,083
                                         ----------      ---------       ----------    ----------

Weighted Average Diluted Common
  Shares Outstanding (in thousands)         114,094        113,311          113,978       112,966
                                         ----------      ---------       -----------    ----------

Cash Dividends Paid:
     Per Preferred share                 $      .25      $     .25       $      .75    $      .75
     Per Common share                           .04            .04              .12           .12


   See accompanying notes to consolidated condensed financial statements.


                      KANSAS CITY SOUTHERN INDUSTRIES, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                              (Dollars in Millions)
                                   (Unaudited)
                                                                   Nine Months
                                                               Ended September 30,
                                                              1999             1998
CASH FLOWS PROVIDED BY (USED FOR):

OPERATING ACTIVITIES:
   Net income                                              $   232.0       $    160.1
   Adjustments to net income:
     Depreciation and amortization                              67.5             53.4
     Deferred income taxes                                      25.9             34.6
     Equity in undistributed earnings                          (42.4)           (15.3)
     Gain on sale of equity investments and property            (0.5)           (15.4)
     Minority interest in consolidated earnings                 38.6             25.8
     Employee deferred compensation expenses                     2.0              4.4
   Changes in working capital items:
     Accounts receivable                                       (40.2)           (20.6)
     Inventories                                                 2.4             (5.7)
     Other current assets                                        5.0            (17.5)
     Accounts and wages payable                                 25.5             (4.5)
     Accrued liabilities                                        40.6            (17.7)
   Prepaid commissions                                         (22.9)             -
   Other, net                                                   (7.0)            (4.3)
                                                           ---------       ----------
     Net                                                       326.5            177.3
                                                           ---------       ----------


INVESTING ACTIVITIES:
   Property acquisitions                                       (94.2)           (72.9)
   Proceeds from disposal of property                            1.0              7.5
   Investment in and loans with affiliates                     (14.6)           (24.4)
   Net sales (purchases) of investments in advised funds         3.8            (17.5)
   Proceeds from disposal of equity investments                  -               10.2
   Other, net                                                   (2.2)            (2.6)
                                                           ---------       ----------
     Net                                                      (106.2)           (99.7)
                                                           ---------       ----------


FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                     31.8            152.8
   Repayment of long-term debt                                 (76.7)          (214.1)
   Proceeds from stock plans                                    38.5             25.0
   Stock repurchased                                           (24.6)            (2.7)
   Distributions to minority stockholders of
     consolidated subsidiaries                                 (31.4)           (27.8)
   Cash dividends paid                                         (17.8)           (17.8)
   Other, net                                                    4.4              1.4
                                                           ---------       ----------
     Net                                                       (75.8)           (83.2)
                                                           ---------       ----------


CASH AND EQUIVALENTS:
   Net increase (decrease)                                     144.5             (5.6)
   At beginning of year                                         27.2             33.5
                                                           ---------       ----------
   At end of period                                        $   171.7       $     27.9
                                                           =========       ==========


  See accompanying notes to consolidated condensed financial statements.

                   KANSAS CITY SOUTHERN INDUSTRIES, INC.

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. In the opinion of the management of Kansas City Southern Industries, Inc. ("Company"; "KCSI"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal closing procedures) necessary to present fairly the financial position of the Company and its subsidiary companies as of September 30, 1999 and December 31, 1998, the results of operations for the three and nine months ended September 30, 1999 and 1998, and cash flows for the nine months ended September 30, 1999 and 1998.


2. The accompanying consolidated condensed financial statements have been prepared consistently with accounting policies described in Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year 1999. Certain 1998 information has been reclassified to conform to the current period presentation.


3. Separation of Business Segments. As previously disclosed, the Company announced its intention to separate the Transportation and Financial Services segments through a proposed dividend of the stock of Stilwell Financial, Inc. ("Stilwell"), a holding company for the Company's Financial Services businesses (the "Separation"). On July 12, 1999, the Company announced that the Internal Revenue Service ("IRS") issued a favorable tax ruling permitting the Company to separate its Financial Services segment from its Transportation segment. Prior to the Separation, however, KCSI intends to complete a recapitalization of the Transportation business, which may delay completion of the Separation until 2000.

Stilwell Registration Statement on Form 10. On August 19, 1999, the Company reported that Stilwell filed a Registration Statement on Form 10 ("Form 10") with the Securities and Exchange Commission ("SEC") in connection with KCSI's proposed spin-off of its financial services business. The filing includes an Information Statement which will be provided to KCSI shareholders after the Form 10 becomes effective. As is typical when filing a Form 10, the Company has received comments from the SEC requesting clarification of certain items. The Company is in the process of responding to the SEC comments and, in furtherance of this objective, the Company filed Amendment #1 to the Stilwell Form 10 on October 18, 1999. The Stilwell Form 10 has not been declared effective.


4. The effect of stock options to employees represent the only difference between the weighted average shares used for the basic earnings per share computation compared to the diluted earnings per share computation. The total incremental shares from assumed conversion of stock options included in the computation of diluted earnings per share were 3,608,905 and 3,773,514, respectively, for the three and nine month periods ended September 30, 1999, and 3,818,543 and 3,882,879, respectively for the three and nine month periods ended September 30, 1998. For the three and nine month periods ended September 30, 1999, the weighted average of options to purchase 155,500 and 81,667 shares of KCSI common stock, respectively, were excluded from the respective computation of diluted earnings per share because the exercise prices were greater than the average market prices of the common shares. The weighted average of options to purchase 95,000 and 64,000 shares were excluded in the diluted earnings per share calculations for the three and nine month periods ended September 30, 1998, respectively.

The only adjustments that currently affect the numerator of the Company's diluted earnings per share computation include preferred dividends and potentially dilutive securities at subsidiaries and affiliates. These adjustments totaled $1.5 million and $3.4 million for the three and nine month periods ended September 30, 1999, respectively, and $0.3 million and $1.2 million for the three and nine month periods ended September 30, 1998, respectively.


5. The Company's inventories ($44.6 million at September 30, 1999 and $47.0 million at December 31, 1998) primarily consist of material and supplies related to rail transportation. Other components of inventories are not significant.


6. Investments in unconsolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control. Investments in unconsolidated affiliates at September 30, 1999 include, among others, equity interests in DST Systems, Inc. ("DST"), Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. ("Grupo TFM"), Southern Capital Corporation, LLC ("Southern Capital"), Mexrail, Inc. ("Mexrail") and the Panama Canal Railway Company.

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

Combined condensed financial information of unconsolidated affiliates is shown below:

Financial Condition (dollars in millions):

                                        September 30, 1999                             December 31, 1998
                              DST (a)      Grupo TFM (b)      Other        DST (a)      Grupo TFM (b)      Other
  Current assets            $    452.9    $      146.9     $   33.0       $    375.7    $     109.9     $   33.1
  Non-current assets           1,555.0         1,933.5        227.4          1,521.2        1,974.7        277.0
                            ----------    ------------     --------       ----------    -----------     --------

       Assets               $  2,007.9    $    2,080.4     $  260.4       $  1,896.9    $   2,084.6     $  310.1
                            ==========    ============     ========       ==========    ===========     ========

  Current liabilities       $    265.3    $      269.3     $   40.8       $    268.6    $     233.9     $   48.6
  Non-current liabilities        467.2           686.6        139.3            462.1          745.0        191.7
  Minority interest                -             346.6          -                -            342.4          -
  Equity of stockholders
    and partners               1,275.4           777.9         80.3          1,166.2          763.3         69.8
                            ----------    ------------     --------       ----------    -----------     --------

       Liabilities and
         equity             $  2,007.9    $    2,080.4     $  260.4       $  1,896.9    $   2,084.6     $  310.1
                            ==========    ============     ========       ==========    ===========     ========

  KCSI's investment         $    407.9    $      289.8     $   44.0       $    376.0    $     285.1     $   38.6
                            ==========    ============     ========       ==========    ===========     ========

Operating Results (dollars in millions):
                                                     Three Months                             Nine Months
                                                  Ended September 30,                     Ended September 30,
                                                1999               1998                 1999              1998
   Revenues:
     DST (a)                                $    298.7         $    268.8           $    891.1         $   804.6
     Grupo TFM (b)                               132.2              113.9                383.9             323.5
     All others                                   21.6               21.2                 66.4              67.5
                                            ----------         ----------           ----------         ---------

       Total revenues                       $    452.5         $    403.9           $  1,341.4         $ 1,195.6
                                            ==========         ==========           ==========         =========


   Operating costs and expenses:
     DST (a)                                $    250.4         $    240.3           $    741.5         $   698.1
     Grupo TFM (b)                               104.5               94.0                293.2             281.3
     All others                                   18.1               18.4                 59.2              63.1
                                            ----------         ----------           ----------         ---------

       Total operating costs and expenses   $    373.0         $    352.7           $  1,093.9         $ 1,042.5
                                            ==========         ==========           ==========         =========


   Net income (loss):
     DST (a)                                $     33.9         $     17.7           $    100.9         $    65.1
     Grupo TFM (b)                                19.2                6.5                 21.8              (3.3)
     All others                                    3.5                0.7                 10.7               2.1
                                            ----------         ----------           ----------         ---------

       Total net income                     $     56.6         $     24.9           $    133.4         $    63.9
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

(b) Grupo TFM is presented using U.S. generally accepted  accounting  principles
("GAAP").



7. For purposes of the Statement of Cash Flows, the Company considers all short-term liquid investments with a maturity of generally three months or less to be cash equivalents.

        Supplemental Cash Flow Information (in millions):
                                                   Nine Months
                                              Ended September 30,
                                             1999                1998
        Interest paid                    $     50.6           $     57.4
        Income taxes paid                      81.6                 57.2

In December 1998, Janus introduced the Janus World Funds plc, a group of offshore multiclass funds domiciled in Dublin, Ireland modeled after certain of the Janus Investment Funds. Through September 1999, more than 80% of sales were made into the funds' class B shares, which require Janus to advance sales commissions to various financial intermediaries. Payment of these commissions is recorded as deferred commissions in the accompanying consolidated condensed financial statements. These deferred commissions are amortized using the sum-of-the-years digits methodology over four years, or when the B shares are redeemed, if earlier. Early withdrawal charges received by Janus from redemption of the B shares within four years of purchase reduce the unamortized deferred commissions balance. Janus paid approximately $22.9 million in commissions and recorded related amortization expense of $5.2 million during the nine months ended September 30, 1999.

Noncash Investing and Financing Activities:

During the first quarter of 1998, the Company issued approximately 227,000 shares of KCSI common stock under the Tenth Offering of the Employee Stock Purchase Plan ("ESPP"). These shares, totaling a purchase price of approximately $3.0 million, were subscribed and paid for through employee payroll deductions in 1997. There have been no shares of KCSI common stock issued under an offering of the ESPP during the first three quarters of 1999. In connection with the Eleventh Offering of the ESPP, the Company has received approximately $3.2 million in cash (through September 30, 1999) that will be used to purchase KCSI common stock in January 2000.

The Company's Board of Directors declared a quarterly dividend of $4.4 million in December 1998, payable in January 1999. Upon declaration, the Company reduced retained earnings and recorded a liability for the required payment. In January 1999, the cash was paid to the Company's stockholders.

During the second quarter of 1998, in connection with Company's acquisition of Nelson Money Managers Plc ("Nelson"), the Company issued approximately 67,000 shares of KCSI common stock (valued at $3.2 million) to certain of the sellers of the Nelson shares. Also, notes payable of $4.9 million were recorded as part of the purchase price, payable by March 31, 2005, bearing interest at seven percent.

Company subsidiaries and affiliates hold various investments which are accounted for as "available for sale" securities as defined by Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities". The Company records its proportionate share of any unrealized gains or losses related to these investments, net of deferred income taxes, in stockholders' equity as accumulated other comprehensive income. For the three and nine month periods ended September 30, 1999, the Company recorded its proportionate share of the unrealized gain (loss) in market value of these investments of ($19.9) million and $6.0 million, respectively, (($12.5) million and $3.6 million, respectively, net of deferred income taxes). For the three and nine month periods ended September 30, 1998, the Company recorded its proportionate share of the unrealized gain (loss) in market value of these investments of ($44.2) million and $26.2 million, respectively, (($26.9) million and $16.2 million, respectively, net of deferred income taxes).


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

                                                    Three Months                    Nine Months
                                                Ended September 30,             Ended September 30,
                                                1999           1998              1999           1998
   Revenues:
     Transportation                         $     149.1     $     157.0      $     449.7     $     462.4
     Financial Services                           311.2           177.2            826.7           490.1
                                            -----------     -----------      -----------     -----------

     KCSI Consolidated                      $     460.3     $     334.2      $   1,276.4     $     952.5
                                            ===========     ===========      ===========     ===========

   Net Income:
     Transportation                         $       4.6     $     11.6       $      17.4     $      30.2
     Financial Services                            82.7           43.6             214.6           129.9
                                            -----------     ----------       -----------     -----------

     KCSI Consolidated                      $      87.3     $     55.2       $     232.0     $     160.1
                                            ===========     ==========       ===========     ===========


                                                          September 30,         December 31,
                                                              1999                  1998
   Total Assets:
     Transportation                                     $        1,887.5      $       1,796.8
     Financial Services                                          1,016.1                822.9
                                                        ----------------      ---------------

     KCSI Consolidated                                  $        2,903.6      $       2,619.7
                                                        ================      ===============


Sales between segments were not material for the three and nine month periods ended September 30, 1999 and 1998, respectively.


9. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities measured at fair value. Initially, the effective date of SFAS 133 was for all fiscal quarters for fiscal years beginning after June 15, 1999; however, in June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133", which deferred the effective date of SFAS 133 for one year so that it will be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The FASB encourages early adoption of this standard; however, the provisions of SFAS 133 should not be retroactively applied to financial statements of periods prior to adoption.

The Company currently has a program to hedge against fluctuations in the price of diesel fuel, and also enters into fuel purchase commitments from time to time. During third quarter 1999, KCSR entered into a diesel fuel cap transaction for 3,000,000 gallons at a cap price of $0.60 per gallon. The premium for this transaction was $0.024 per gallon and the cap is effective from April 1, 2000 through June 30, 2000. In addition, the Company continues to evaluate alternatives with respect to utilizing foreign currency instruments to hedge its U.S. dollar investments in Grupo TFM and Nelson as market conditions change or exchange rates fluctuate. Currently, the Company has no outstanding foreign currency hedges. The Company is reviewing the provisions of SFAS 133 and expects adoption by the required date. The adoption of SFAS 133 with respect to existing hedge transactions is not expected to have a material impact on the Company's results of operations, financial position or cash flows.


10. As disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, prior to January 1, 1999, Mexico's economy was classified as "highly inflationary" as defined in Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation" ("SFAS 52"). Accordingly, the U.S. dollar was used as Grupo TFM's functional currency, and any gains or losses from translating Grupo TFM's financial statements into U.S. dollars were included in the determination of its net income (loss). Equity earnings (losses) from Grupo TFM included in the
Company's results of operations reflected the Company's share of such translation gains and losses.

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


11. The Company has had no significant changes in its outstanding litigation or other contingencies from that previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 other than as noted below relating to the Duncan Case and Bogalusa Cases.

Duncan Case -

In 1998, a jury in Beauregard Parish, Louisiana returned a verdict against KCSR in the amount of $16.3 million. The Louisiana state case arose from a railroad crossing accident which occurred at Oretta, Louisiana on September 11, 1994, in which three individuals were injured. Of the three, one was injured fatally, one was rendered quadriplegic and the third suffered less serious injuries.

Subsequent to the verdict, the trial court held that the plaintiffs were entitled to interest on the judgment from the date the suit was filed, dismissed the verdict against one defendant and reallocated the amount of that verdict to the remaining defendants. The resulting total judgment against KCSR, together with interest, was approximately $26.7 million at September 30, 1999.

On November 3, 1999 the Third Circuit Court of Appeals in Louisiana affirmed the judgment. Review will now be sought in the Louisiana Supreme Court.

Independent trial counsel continues to express the opinion that the evidence presented at trial established no negligent conduct on the part of KCSR and expressed confidence that the verdict will ultimately be reversed. KCSR management believes it has meritorious defenses in this case and that it will ultimately prevail in appeal. If the verdict were to stand, however, the judgment and interest are in excess of existing insurance coverage and could have an adverse effect on the Company's consolidated results of operations and financial position.


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

The trial of a group of twenty plaintiffs in the Mississippi lawsuits arising from the chemical release resulted in a jury verdict and judgment in favor of KCSR in June 1999. The jury found that KCSR was not negligent and that the plaintiffs had failed to prove that they were damaged. The trial of the Louisiana class action and the trial of another group of Mississippi plaintiffs could both begin during the year 2000.

KCSR believes that its exposure to liability in these cases is remote. If KCSR were to be found liable for punitive damages in these cases, such a judgment could have a material adverse effect on the financial condition of the Company.


12. On September 30, 1999, Berger Associates, Inc. assigned and transferred its operating assets and business to its subsidiary, Berger LLC, a limited liability company. In addition, Berger Associates, Inc. changed its name to Stilwell Management, Inc. ("Stilwell Management"). Stilwell Management owns 100% of the preferred limited liability company interests and approximately 86% of the regular limited liability company interests of Berger. The remaining 14% of regular limited liability company interests was issued to key Stilwell Management and Berger employees, resulting in a noncash compensation charge.

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

Financial Services - The Financial Services segment consists of all subsidiaries engaged in the management of investments for mutual funds, private and other accounts, as well as any Financial Services-related investments. Included are:

o Stilwell Financial, Inc. ("Stilwell" - formerly FAM Holdings, Inc.), a wholly-owned subsidiary of the Company, serving as a holding company for financial services-related subsidiaries and affiliates (see below);
o Janus Capital Corporation ("Janus"), an 83% owned subsidiary, subject to vesting of Janus restricted stock held by various Janus employees which will reduce ownership to 82%;
o Berger LLC ("Berger" - successor to the operating assets and business of Berger Associates, Inc.), of which Stilwell indirectly owns 100% of the Berger preferred limited liability company interests and approximately 86% of the Berger regular limited liability company interests - see below;
o  Nelson Money Managers Plc ("Nelson"), an 80% owned subsidiary;
o  DST Systems, Inc. ("DST"), an approximate 32% owned equity investment; and
o  Various other consolidated subsidiaries.



RECENT DEVELOPMENTS


Favorable  IRS  Tax  Ruling  for  Planned  Separation  of the  Company  Business
Segments. As previously disclosed, the Company announced its intention to separate the Transportation and Financial Services segments through a proposed dividend of the stock of Stilwell, a new holding company for its Financial Services businesses (the "Separation"). On July 12, 1999, the Company announced that the Internal Revenue Service ("IRS") issued a favorable tax ruling permitting the Company to separate its Financial Services segment from its Transportation segment. Prior to the Separation, however, KCSI intends to complete a recapitalization of the Transportation business, which may delay completion of the Separation until 2000.

On March 26, 1999, a number of Janus minority stockholders and employees of Janus, including members of Janus' management, its chief executive officer, its chief investment officer, portfolio managers and assistant portfolio managers who own a material number of Janus shares, five of the six Janus directors and others (the "Janus Minority Group") proposed that KCSI consider, in addition to the Separation, a separate spin-off of Janus. Members of the Janus Minority Group met with KCSI's Board of Directors ("Board") on June 23, 1999 and urged the Board to consider their separate spin-off proposal.

The Boards of Trustees or Directors of the Janus Investment Fund, Janus Aspen Series and Janus World Funds plc ("Trustees") expressed support on March 26, 1999 for the proposal of the Janus Minority Group. After further discussions with Stilwell and members of the Janus Minority Group, the Trustees indicated that they intended to remain neutral with respect to the differences between Stilwell and the Janus Minority Group, but encouraged the parties to attempt to resolve those differences.

After considering the information presented by the Janus Minority Group and information provided by Stilwell management regarding the advantages and disadvantages of the two methods of achieving the Separation, KCSI's Board decided that the Separation should go forward on the basis originally contemplated. In arriving at this decision, KCSI's Board took into consideration a number of factors, including that: i) a favorable tax ruling on the Separation had been received from the IRS; ii) the presentation by the Janus Minority Group was not persuasive, in the Board's view, as to the advantages of the alternative proposal as compared to the Separation; iii) there was a lack of certainty that a favorable tax ruling could be obtained in a timely manner, or at all, with respect to the alternative proposal; and iv) the Separation was more consistent with the strategic direction of Stilwell.


Stilwell files a Registration Statement on Form 10 with the Securities and Exchange Commission. On August 19, 1999, the Company reported that Stilwell filed a Registration Statement on Form 10 ("Form 10") with the Securities and Exchange Commission ("SEC") in connection with KCSI's proposed spin-off of its financial services business. The filing includes an Information Statement which will be provided to KCSI shareholders after the Form 10 becomes effective. As is typical when filing a Form 10, the Company has received comments from the SEC requesting clarification of certain items. The Company is in the process of responding to the SEC comments and, in furtherance of this objective, the Company filed Amendment #1 to the Stilwell Form 10 on October 18, 1999. The Stilwell Form 10 has not been declared effective.


Berger LLC Formation. On September 30, 1999, Berger Associates, Inc. assigned and transferred its operating assets and business to its subsidiary, Berger LLC, a limited liability company. In addition, Berger Associates, Inc. changed its name to Stilwell Management, Inc. ("Stilwell Management"). Stilwell Management owns 100% of the preferred limited liability company interests and approximately 86% of the regular limited liability company interests of Berger. The remaining 14% of regular limited liability company interests was issued to key Stilwell Management and Berger employees, resulting in a noncash compensation charge.


Berger Management Realignment. In second quarter 1999, Berger realigned its management team to improve Berger's long-term growth opportunities and capitalize on the performance and discipline demonstrated by certain portfolio managers. Berger appointed a new president and chief executive officer and rearranged the management of several of its advised funds. Two existing Berger portfolio managers assumed the responsibility for Berger's largest fund, the Berger One Hundred Fund. Additionally, changes in portfolio management were made for the Berger Balanced Fund and the Berger Select Fund.


Financial Services Companies contributed to Stilwell Financial, Inc. In preparation for the planned separation of the Transportation and Financial Services businesses, effective July 1, 1999, KCSI contributed to Stilwell its investments in Janus, Berger, Nelson and DST, as well as certain other financial services-related assets, and Stilwell assumed all of KCSI's liabilities associated with the assets transferred. It is contemplated that Stilwell will be listed on the New York Stock Exchange and, at about the time of the Separation, will begin trading under the symbol "SV".


Voters approve plan for Intermodal facility at Richards-Gebaur Airbase. In a referendum on the August 3, 1999 ballot, Kansas City, Missouri voters approved a lease previously agreed to with the City of Kansas City, to establish an intermodal facility at the Richards-Gebaur Airbase, which is located adjacent to KCSR's main rail line. Subject to approval of the Federal Aviation Administration ("FAA") to close the existing airport, KCSR will initiate plans to relocate its Kansas City intermodal facility to Richards-Gebaur. Improvements are scheduled to begin immediately following FAA approval. Management expects that the new facility will provide additional needed capacity as well as a strategic opportunity to serve as an international trade facility. Management plans for this facility to serve as a U.S. customs pre-clearance processing facility for freight moving along the NAFTA corridor. This is expected to alleviate some of the congestion at the borders, resulting in more fluid service to KCSL's customers, as well as customers throughout the rail industry.

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


Purchase of 50 New Locomotives for KCSR. During second quarter 1999, KCSR reached an agreement with General Electric ("GE") for the purchase of 50 new GE 4400 AC Locomotives with remote power capability. The addition of these state-of-the-art locomotives is expected to have a favorable impact on operations as a result of, among other things: retirement of older locomotives with significant ongoing maintenance needs; decreased maintenance costs and improved fuel efficiency; better fleet utilization; increased hauling power eliminating the need for certain helper service; higher reliability and efficiency resulting in fewer train delays and less congestion. These locomotives are expected to be financed through operating leases with Southern Capital, a 50% owned rail leasing joint venture. Southern Capital, through its existing credit lines, already has the capital capacity to finance the purchase of these new locomotives. As a result of this transaction, operating lease expense is expected to increase beginning in fourth quarter 1999. KCSR expects, however, associated operating cost reductions through replacement of older locomotives with these new and more efficient AC locomotives. Delivery of these locomotives is expected to begin in November 1999 with completion of delivery by the end of 1999.


Panama Canal Railway Company. In January 1998, the Republic of Panama awarded KCSR and its joint venture partner, Mi-Jack Products, Inc., the concession to reconstruct and operate the Panama Canal Railway Company ("PCRC"). The 47-mile railroad runs parallel to the Panama Canal and, upon reconstruction, will provide international shippers with an important complement to the Panama Canal. The Company is currently in the process of finalizing its financing arrangements with the International Finance Corporation, a member of the World Bank Group, and expects to have the financing package completed by the end of November 1999. The total cost of the reconstruction project is estimated to be $75 million with the commitment from KCSR not to exceed $13 million. Reconstruction of PCRC's right-of-way is expected to begin in late fourth quarter 1999 and be completed in late 2000. Commercial operations are projected to begin in late 2000 or early 2001.


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


Access to Geismar, Louisiana Industrial Corridor. At a voting conference held on March 25, 1999, the Surface Transportation Board ("STB") unanimously approved the merger of Canadian National Railway ("CN") and Illinois Central Corp. ("IC"). The STB issued its written approval with an effective date of June 24, 1999, at which time the CN was permitted to exercise control over IC's operations and assets. As part of this approval, the STB imposed certain restrictions on the merger including a condition requiring that the CN/IC grant KCSR access to three additional shippers in the Geismar, Louisiana industrial area: Rubicon, Uniroyal and Vulcan. This is in addition to the three Geismar shippers (BASF, Borden and Shell) that KCSR will have access to as a result of its alliance agreement with CN/IC, as previously disclosed. Management believes the access to these Geismar shippers will provide the Company with additional revenue opportunities. The STB also denied a filing by the CN, IC and KCSR seeking trackage rights for the Gateway Western over several miles of UP and Norfolk Southern track in Springfield, Illinois.


Foreign Exchange Matters. As disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, prior to January 1, 1999, Mexico's economy was classified as "highly inflationary" as defined in Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation" ("SFAS 52"). Accordingly, the U.S. dollar was used as Grupo TFM's functional currency, and any gains or losses from translating Grupo TFM's financial statements into U.S. dollars were included in the determination of its net income (loss). Equity earnings (losses) from Grupo TFM included in the Company's results of operations reflected the Company's share of such translation gains and losses.

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


Sale of loan portfolio by Southern Capital. In April 1999, Southern Capital sold its portfolio of non-rail assets to Textron Financial Corporation. The purchase price for these assets (comprised primarily of finance receivables in the amusement and other non-rail transportation industries) was approximately $52.8 million. The proceeds were used to reduce outstanding indebtedness of the joint venture as mandated by its loan agreement. The sale of these assets did not have a material impact on the Company's results of operations, cash flows or financial condition.


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

Option to Purchase Mexican Government's Ownership Interest in TFM, S.A. de C.V. ("TFM"). On January 28, 1999, the Company, along with other direct and indirect owners of TFM, entered into a preliminary agreement with the Mexican Government ("Government"). As part of that agreement, an option was granted to the Company, Transportacion Maritima Mexicana, S.A. de C.V. ("TMM") and Grupo Servia, S.A. de C.V. ("Grupo Servia") to purchase all or a portion of the Government's 20% ownership interest in TFM at a discount. Under the initial agreement, if the option to purchase at least 35% of the Government's stock was not exercised prior to May 31, 1999, the entire option expired; however, management of TFM has advised the Company that the Government has extended the option to December 15, 1999, and that the Government may be willing to grant further extensions. The parties are negotiating the final provisions and documentation pursuant to which the initial portion of the option would be exercised. If the option is fully exercised, the Company's additional cash investment is not expected to exceed $93 million.

As part of this agreement and as a condition to exercise this option, the parties have conditionally agreed to settle the outstanding claims against the Government regarding a refund of Mexican Value Added Tax (VAT) payments. TFM has also conditionally agreed to sell to the Government a small section of redundant trackage for inclusion in another railroad concession. In addition, under the terms of the agreement, the Government would be released from its capital call obligations at the moment that the option is exercised in whole or in part. Furthermore, following the exercise of the option, TFM, TMM, Grupo Servia and the Company have agreed to sell, in a public offering, a direct or indirect participation in at least the same percentage currently represented by the shares exercised in this option, by October 31, 2003, subject to market conditions. The option and the other described agreements are conditioned on the parties entering into a final written agreement and obtaining all necessary consents and authorizations. As of September 30, 1999, no portion of the option agreement and associated transactions had been completed by any of the parties.


RESULTS OF OPERATIONS

The Company's revenues,  operating income and net income by industry segment are as follows (dollars in millions):
                                    Three Months                           Nine Months
                                 Ended September 30,                   Ended September 30,
                                 1999           1998                   1999          1998
                              -----------   -----------            -----------    -----------
Revenues:
   Transportation             $     149.1   $     157.0            $     449.7    $    462.4
   Financial Services               311.2         177.2                  826.7         490.1
                              -----------   -----------            -----------    ----------
       Total                  $     460.3   $     334.2            $   1,276.4    $    952.5
                              ===========   ===========            ===========    ==========

Operating Income:
   Transportation             $      14.6   $      28.4            $      58.7    $     90.2
   Financial Services               132.8          77.0                  345.5         210.0
                              -----------   -----------            -----------    ----------
       Total                  $     147.4   $     105.4            $     404.2    $    300.2
                              ===========   ===========            ===========    ==========

Net Income:
   Transportation             $       4.6   $      11.6            $      17.4    $     30.2
   Financial Services                82.7          43.6                  214.6         129.9
                              -----------   -----------            -----------    ----------
       Total                  $      87.3   $      55.2            $     232.0    $    160.1
                              ===========   ===========            ===========    ==========


The Company reported third quarter 1999 earnings of $87.3 million, or $0.75 per diluted share, compared to $55.2 million, or $0.49 per diluted share in third quarter 1998. Consolidated third quarter 1999 revenues rose $126.1 million, or 38%, compared to the same 1998 period, fueling an increase in operating income of $42.0 million (40%). This increase in revenues resulted from higher assets under management in the Financial Services segment, slightly offset by lower Transportation segment revenues. Operating expenses increased approximately 37% quarter to quarter arising from higher costs associated with the significant revenue growth in the Financial Services segment, as well as from an increase in KCSR operating costs. Third quarter 1999 depreciation and amortization expenses increased 29%, chiefly because of higher depreciation and amortization in the Financial Services segment arising from 1998 and 1999 information technology and customer service related infrastructure development. Equity earnings in unconsolidated affiliates improved $6.4 million due primarily to increased equity earnings from DST and Grupo TFM of $3.2 million and $2.0 million, respectively. Interest expense declined $1.7 million (10%) for the three months ended September 30, 1999 versus the comparable 1998 period due to lower average debt balances.

For the nine months ended September 30, 1999, consolidated earnings were $232.0 million, or $2.01 per diluted share, versus $160.1 million, or $1.41 per diluted share in comparable 1998. Year to date 1999 consolidated revenues increased 34% to $1,276.4 million from $952.5 million during the same 1998 period, due to the growth in assets under management in the Financial Services segment, offset by lower Transportation segment revenues. These increased revenues led to a 35% improvement in operating income period to period. Operating expenses, including depreciation and amortization, increased approximately 34% period to period arising from higher costs in both the Financial Services and Transportation segments as discussed above. Year to date 1999 equity earnings of unconsolidated affiliates more than doubled because of increased earnings at DST, Grupo TFM and Mexrail. Interest expense for the nine months ended September 30, 1999 was 10% lower than the comparable 1998 period primarily as a result of lower average debt balances.


TRANSPORTATION

Three Months Ended September 30, 1999 Compared With Three Months Ended September 30, 1998

                                              THREE MONTHS                                    THREE MONTHS
                                         ENDED SEPTEMBER 30, 1999                       ENDED SEPTEMBER 30, 1998
                                         ------------------------                       ------------------------
                                                                       (in millions)

                                                             Consolidated                                   Consolidated
                                      KCSR         Other    Transportation          KCSR         Other    Transportation
Revenues                            $  138.3     $   10.8     $   149.1           $  139.8     $   17.2     $   157.0
Costs and expenses                     108.6         11.6         120.2               98.9         15.6         114.5
Depreciation and amortization           12.4          1.9          14.3               12.7          1.4          14.1
                                    --------     --------     ---------           --------     --------     ---------

    Operating income (loss)             17.3         (2.7)         14.6               28.2          0.2          28.4
Equity in net earnings (losses)
    of unconsolidated affiliates
       Grupo TFM                         -            3.8           3.8                -            1.8           1.8
       Other                             0.5          0.8           1.3                0.4         (0.1)          0.3
Interest expense                        (8.2)        (6.5)        (14.7)              (8.9)        (6.4)        (15.3)
Other, net                               1.1          0.2           1.3                2.0          1.0           3.0
                                    --------     --------     ---------           --------     --------     ---------

    Pretax income (loss)                10.7         (4.4)          6.3               21.7         (3.5)         18.2
Income tax provision (benefit)           4.2         (2.5)          1.7                8.5         (1.9)          6.6
                                    --------     ---------    ---------           --------     --------     ---------

    Net income (loss)               $    6.5     $   (1.9)    $     4.6           $   13.2     $   (1.6)    $    11.6
                                    ========     =========    =========           ========     ========     =========


The Transportation segment reported earnings of $4.6 million for the three months ended September 30, 1999 compared with $11.6 million for the three months ended September 30, 1998. This decrease in earnings was attributable to an approximate 49% decline in operating income arising from lower revenues and higher operating expenses. Partially offsetting the lower operating income was an improvement in equity earnings related to Grupo TFM and Mexrail, as well as lower interest expense.

Transportation segment revenues for third quarter 1999 totaled $149.1 million versus $157.0 million in comparable 1998. This decline of 5% resulted from lower KCSR and Gateway Western revenues, as well as lower revenues at various other smaller Transportation companies. KCSR carloadings increased 7% quarter to quarter, but revenues declined 1% due to changes in the mix of commodities traffic. Coal and intermodal revenues improved 2% and 20%, respectively; however, this growth was offset by lower revenues in the chemical, agriculture and paper product sectors. Gateway Western revenues declined approximately 26% quarter to quarter as a result of volume declines arising from lower demand, primarily in haulage traffic, metal products, miscellaneous chemical traffic and grain/food products.


The  following is a summary of revenues and carloads for KCSR's major  commodity groups:
                                                                                        Carloads and
                                                  Revenues                            Intermodal Units
                                                (in millions)                          (in thousands)
                                                Three months                            Three months
                                             ended September 30,                     ended September 30,
                                           1999              1998                  1999              1998
   General commodities:
     Chemical and petroleum             $      32.3       $     35.5                  39.6              41.5
     Paper and forest                          26.3             28.3                  42.1              44.9
     Agricultural and mineral                  21.4             23.2                  31.3              31.8
     Other                                      8.0              5.4                   9.6               6.3
                                        -----------       ----------            ----------       -----------
   Total general commodities                   88.0             92.4                 122.6             124.5
       Intermodal                              13.7             11.4                  61.6              46.0
       Coal                                    30.2             29.7                  52.4              50.6
                                        -----------       ----------            ----------       -----------
   Subtotal                                   131.9            133.5                 236.6             221.1
       Other                                    6.4              6.3                   -                 -
                                        -----------       ----------            ----------       -----------
         Total                          $     138.3       $    139.8                 236.6             221.1
                                        ===========       ==========            ==========       ===========


         Coal - Coal revenues increased approximately 2% for third quarter 1999 compared with third quarter 1998, primarily as a result of an increase in unit coal carloads of approximately 4%. Increases in unit coal traffic during third quarter 1999 were generally attributable to higher seasonal demand and hot summer weather. These increases were partially offset by volume and revenue declines resulting from slower delivery times because of KCSR congestion, as well as from the closing of Kansas City Power and Light's ("KCP&L") Hawthorn plant, which had a major casualty and is projected to be out of service until July 2001. The extended outage is not expected to have a material effect on overall coal revenues as this plant represented approximately 5% of total coal tons hauled by KCSR in 1998 and is a short haul move.

         Chemical and petroleum products - For the three months ended September 30, 1999, chemical and petroleum product revenues decreased $3.2 million, or 9.1%, compared with the same 1998 period. This resulted from revenue declines in all major products within this commodity group. Miscellaneous chemical revenues were down approximately 6% due in part to the expiration in late 1998 of the emergency service order in the Houston area, as well as a continuing decline in demand due to both domestic and international chemical market conditions and pricing pressures driven by competitive market dynamics. Lower demand for soda ash, plastics and petroleum-related products resulted in a decrease in related shipments during third quarter 1999. This decrease in shipments coupled with lower revenue per carload due to a change in traffic mix and length of haul resulted in lower revenues.

         Paper and forest products - Paper and forest product revenues declined $2.0 million, or 7.0%, during third quarter 1999 compared to third quarter 1998, primarily because of volume declines in all major products. This decline relates to the overall weakness in this market during 1999 as compared with 1998. However, paper and forest product revenues for third quarter 1999 have increased approximately $0.6 million compared with both the first and second quarters of 1999 and management expects a continued increase, including potential exports to Mexico, in the fourth quarter of 1999 and into 2000.

         Agricultural and mineral products - Agricultural and mineral product revenues decreased 7.9%, to $21.4 million, for the three months ended September 30, 1999 versus the comparable 1998 period, resulting primarily from lower carloads and revenue per carload for domestic grain movements, food products, and stone, clay and glass shipments. This decrease was primarily attributable to lower demand during the third quarter and system congestion. Partially offsetting these declines was an increase in export grain revenues, arising from improvements in the export marketplace.

         Intermodal and other - Intermodal and other revenues increased $4.9 million, or 29.2%, quarter to quarter. This increase is comprised of higher intermodal revenues of $2.3 million arising from more intermodal unit shipments (34.0%) quarter to quarter, as well as a significant increase in automotive revenues, which increased $1.5 million (370%) quarter to quarter. The increase in intermodal traffic is attributable to several factors including the alliance with the CN/IC and east-west intermodal traffic originating from the Norfolk Southern Corporation. Automotive traffic has increased, in part, due to an agreement reached with General Motors for automobile parts traffic originating in the upper midwest and terminating in Mexico. Management expects that both intermodal and automotive revenues will continue to increase for the foreseeable future as the alliance with CN/IC matures. KCSR increased certain intermodal rates effective September 1, 1999 and closed two intermodal facilities on the north-south route. Management expects these actions to improve the profitability and operating efficiency of the intermodal business sector.

The Transportation segment's total operating expenses increased $5.9 million (4.6%), to $134.5 million for the three months ended September 30, 1999 from $128.6 million for the three months ended September 30, 1998. Third quarter KCSR operating expenses increased $9.4 million from 1998, primarily due to system congestion issues on the KCSR. System track maintenance work on the north-south corridor, which began in second quarter 1999, continued throughout the third quarter contributing to system capacity constraints and congestion. Also contributing to capacity and congestion problems was the implementation of a new dispatching system and turnover in certain experienced operations management positions. These factors, coupled with two significant third quarter derailments, led to higher expenses in car hire, salaries and wages (primarily train crew overtime) casualties/insurance (derailments during third quarter costing approximately $3.7 million) and costs relating to additional locomotive power needs. Variable expenses as a percentage of KCSR revenues increased approximately eight percentage points reflecting the congestion-related operating inefficiencies and the decline in higher margin chemical traffic. Lower third quarter revenues coupled with higher operating expenses resulted in a decrease in KCSR's operating income of $10.9 million quarter to quarter and an operating ratio, a common efficiency measure among Class I rail carriers, of 87.5% for the quarter compared with 79.8% in third quarter 1998.

The operations of other Transportation segment companies resulted in operating losses of $2.7 million for third quarter 1999 compared with operating income of $0.2 million during third quarter 1998. This decrease is primarily attributable to lower operating income at Gateway Western, which decreased more than $2.0 million due to lower revenues as discussed previously. In addition, several smaller Transportation companies experienced lower operating income arising primarily because of volume-related revenue declines

The Transportation segment recorded equity earnings of $5.1 million from unconsolidated affiliates for the three months ended September 30, 1999 compared to equity earnings of $2.1 million for the three months ended September 30, 1998. The increase is attributed primarily to equity earnings from Grupo TFM, which increased $2.0 million quarter to quarter. TFM revenues and operating profits rose 16% and 38%, respectively, quarter to quarter. These continued operating improvements resulted in an operating ratio for TFM of 79.2% versus 82.5% in third quarter 1998. Results of Grupo TFM are reported using U.S. generally accepted accounting principles ("GAAP"). Mexrail recorded equity earnings of $0.6 million in third quarter 1999 versus losses of $0.1 million in the comparable 1998 period on improved revenues and lower costs.

Because the Company is required to report its equity in Grupo TFM under U.S. GAAP and Grupo TFM reports under International Accounting Standards, fluctuations in deferred income tax calculations will occur based on translation requirements and differences in accounting standards. The effects of these deferred income tax calculations may be significantly impacted by fluctuations in the relative value of the Mexican peso versus the U.S. dollar and can result in significant variances in the amount of equity earnings (losses) reported by the Company.

Interest expense declined $0.6 million during third quarter 1999 compared to the same 1998 period, primarily as a result of lower average debt balances.


Nine Months  Ended  September  30,  1999  Compared  With The Nine  Months  Ended
September 30, 1998
                                               NINE MONTHS                                    NINE MONTHS
                                         ENDED SEPTEMBER 30, 1999                       ENDED SEPTEMBER 30, 1998
                                         ------------------------                       ------------------------
                                                                       (in millions)

                                                             Consolidated                                   Consolidated
                                      KCSR         Other    Transportation          KCSR         Other    Transportation
Revenues                            $  409.3     $   40.4     $   449.7           $  414.1     $   48.3     $   462.4
Costs and expenses                     307.1         40.9         348.0              288.6         41.1         329.7
Depreciation and amortization           37.7          5.3          43.0               38.0          4.5          42.5
                                    --------     --------     ---------           --------     --------     ---------

    Operating income (loss)             64.5         (5.8)         58.7               87.5          2.7          90.2
Equity in net earnings (losses)
    of unconsolidated affiliates
       Grupo TFM                         -            4.8           4.8                -           (3.4)         (3.4)
       Other                             2.3          1.2           3.5                1.4         (0.8)          0.6
Interest expense                       (25.0)       (18.3)        (43.3)             (27.1)       (18.2)        (45.3)
Other, net                               2.8          0.4           3.2                7.4          2.7          10.1
                                    --------     --------     ---------           --------     --------     ---------

    Pretax income (loss)                44.6        (17.7)         26.9               69.2        (17.0)         52.2
Income tax provision (benefit)          17.5         (8.0)          9.5               27.1         (5.1)         22.0
                                    --------     ---------    ---------           --------     --------     ---------

    Net income (loss)               $   27.1     $   (9.7)    $    17.4           $   42.1     $  (11.9)    $    30.2
                                    ========     =========    =========           ========     ========     =========


The Transportation segment reported earnings of $17.4 million for the nine months ended September 30, 1999 versus $30.2 million for the comparable 1998 period. This decrease in earnings was attributable to a 35% decline in operating income arising from lower revenues and higher operating expenses. Also contributing to the decline was a one-time gain on the sale of a branch line in 1998 of $2.9 million ($1.8 million after-tax) and certain other non-recurring gains in 1998. Partially offsetting the lower operating income was an improvement in equity earnings related to Grupo TFM, Mexrail and Southern Capital, as well as lower interest expense.

Total revenues decreased $12.7 million, or 2.7%, to $449.7 million for the nine months ended September 30, 1999, from $462.4 million for the same 1998 period. Consistent with the third quarter 1999, this decline resulted from lower KCSR revenues, which fell $4.8 million, or 1.2%, period to period, as well as declines in revenue at Gateway Western and various other smaller Transportation companies. Although total KCSR carloadings increased approximately 2.6% period to period, revenues declined over 1% due to traffic mix. Lower revenues in paper/forest products, as well as the higher margin coal and chemical commodity sectors were partially offset by growth in the intermodal and automotive business sectors and agriculture/mineral products. Gateway Western revenues declined nearly 14% period to period due to lower demand in haulage traffic, miscellaneous chemicals, metal products and grain/food traffic as discussed previously in the third quarter analysis.

The  following is a summary of revenues and carloads for KCSR's major  commodity groups:
                                                                                        Carloads and
                                                  Revenues                            Intermodal Units
                                               (in millions)                           (in thousands)
                                                Nine months                              Nine months
                                             ended September 30,                     ended September 30,
                                           1999              1998                  1999              1998
   General commodities:
     Chemical and petroleum             $      97.2       $    105.1                 120.1             125.4
     Paper and forest                          77.7             82.5                 124.4             131.9
     Agricultural and mineral                  70.4             68.0                  98.2              95.8
     Other                                     19.8             16.7                  24.3              21.0
                                        -----------       ----------            ----------         ---------
   Total general commodities                  265.1            272.3                 367.0             374.1
       Intermodal                              38.2             34.3                 164.6             134.9
       Coal                                    86.5             88.2                 150.9             156.0
                                        -----------       ----------            ----------         ---------
   Subtotal                                   389.8            394.8                 682.5             665.0
       Other                                   19.5             19.3                   -                 -
                                        -----------       ----------            ----------         ---------
         Total                          $     409.3       $    414.1                 682.5             665.0
                                        ===========       ==========            ==========         =========


         Coal - Coal revenues declined $1.7 million, or 1.9%, for the nine months ended September 30, 1999 compared with the nine months ended September 30, 1998, as a result of lower unit coal traffic (decrease of approximately 5,000 carloads). A contributing factor to the year to date decline in coal revenues has been the slower delivery times due to congestion on KCSR during 1999. In addition, demand for coal has not been as strong in 1999 as it was in 1998 - a year in which KCSR reported record coal revenues. Relatively low inventory levels in early 1998 coupled with an increase in capacity at certain utility customers led to high demand during 1998. Although demand for coal has increased during the third quarter 1999 and is expected to remain strong during fourth quarter, year to date demand has not reached the record 1998 levels. Partially offsetting these traffic declines was an increase in unit coal traffic to KCP&L's Amsterdam facility. As a result of the temporary closure of the Hawthorn facility as discussed in the third quarter analysis, KCP&L increased its capacity at its Amsterdam plant. Although the increased capacity at Amsterdam has not equaled the volume lost as a result of the Hawthorn plant closure, the Amsterdam plant is a longer haul for KCSR and thus, the related revenues generated per unit train are higher. Coal accounted for 22.2% and 22.3% of total carload revenues for the nine months ended September 30, 1999 and 1998, respectively.

         Chemical and petroleum products - Chemical and petroleum product revenues decreased $7.9 million, or 7.5%, period to period primarily because of lower miscellaneous chemical, plastics and soda ash revenues. As discussed previously in the third quarter analysis, miscellaneous chemical revenues declined due in part to the expiration of the emergency service order in the Houston area as well as a continuing decline in demand. Soda ash revenues have declined period to period primarily because of a decrease in export shipments due to competitive market dynamics. Management expects this decline in exports of soda ash to continue due to this competition. Chemical and petroleum products accounted for 25.0% of total carload revenues for the nine months ended September 30, 1999 versus 26.6% for the same 1998 period.

         Paper and forest products - Paper and forest product revenues decreased $4.8 million, or 5.9%, for the nine months ended September 30, 1999 versus the comparable 1998 period primarily as a result of volume declines in all major products. Paper and forest products accounted for 19.9% and 20.9% of total carload revenues for the nine months ended September 30, 1999 and 1998, respectively.

         Agricultural and mineral products - Agricultural and mineral product revenues increased $2.4 million, or 3.5%, period to period. Strength in domestic and export grain shipments during the nine months ended September 30, 1999 was partially offset by declines in food, non-metallic ores and stone, clay and glass revenues due primarily to volume declines and changes in traffic mix and length of haul. Agricultural and mineral products accounted for 18.1% of total carload revenues for the nine months ended September 30, 1999 compared with 17.2% for the same 1998 period.

         Intermodal and other - Intermodal and other revenues increased $7.0 million, or 13.5%, for the nine months ended September 30, 1999 versus the comparable 1998 period. Similar to the third quarter analysis, this improvement is comprised mostly of higher intermodal revenues of $3.9 million, as well as a $3.0 million increase in automotive revenues period to period. Also contributing was an increase in military and other carloads. These increases were partially offset by a decline in metal/scrap revenues of approximately $2 million arising from weakness in the slab steel market as a result of slower domestic oil production. Intermodal and other accounted for 14.8% of total carload revenues for the period ended September 30, 1999 compared with 13.0% for the same 1998 period.

The Transportation segment's total operating expenses increased $18.8 million (5.1%), to $391.0 million for the nine months ended September 30, 1999 from $372.2 million for the same 1998 period. KCSR operating costs for the period increased $18.2 million from 1998, primarily due to the same expense components as discussed in the third quarter analysis. Lower year to date revenues coupled with higher operating expenses have resulted in a $23.0 million decrease in KCSR's operating income period to period and an operating ratio of 84.1% compared with 78.7% for the nine months ended September 30, 1998.

For year to date 1999, the Transportation segment has recorded equity earnings from unconsolidated affiliates of $8.3 million compared with equity losses of $2.8 million for the same 1998 period. This increase was attributable primarily to improvements at Grupo TFM and Mexrail. For the nine months ended September 30, 1999, the Company recorded equity earnings from Grupo TFM of $4.8 million compared with equity losses of $3.4 million for the nine months ended September 30, 1998. This $8.2 million improvement at Grupo TFM reflects a year to date revenue increase of 19% coupled with continued operating improvements. These factors have resulted in a TFM operating ratio of 76.4% for the nine months ended September 30, 1999 versus 86.9% for the same 1998 period. Mexrail contributed equity earnings of $1.0 million for the nine months ended September 30, 1999 compared to equity losses of $1.0 million in the comparable 1998 period. This improvement resulted from higher revenues and lower operating costs. Equity earnings from Southern Capital improved by approximately $0.6 million period to period, a portion of which relates to a gain on the sale of the loan portfolio in 1999.

Interest expense declined $2.0 million during the nine months ended September 30, 1999 compared to the same 1998 period, primarily as a result of lower average debt balances. Other, net decreased $6.9 million period to period attributable to KCSR's one-time gain of $2.9 million from the 1998 sale of a branch line and certain other non-recurring gains recorded in 1998.


FINANCIAL SERVICES

Three Months Ended September 30, 1999 Compared With Three Months Ended September
30, 1998
                                                    THREE MONTHS
                                                 ENDED SEPTEMBER 30,
                                             1999                  1998
                                      ------------------    ------------------
                                                  (in millions)

Revenues                               $       311.2         $       177.2
Costs and expenses                             168.6                  95.6
Depreciation and amortization                    9.8                   4.6
                                       -------------         -------------
    Operating income                           132.8                  77.0
Equity in net earnings of
  unconsolidated affiliates:
    DST Systems, Inc.                           10.9                   7.7
    Other                                        0.7                   0.5
Interest expense                                (0.7)                 (1.8)
Other, net                                       9.3                   1.2
                                       -------------         -------------
    Pretax income                              153.0                  84.6
Income tax provision                            55.6                  31.6
Minority interest                               14.7                   9.4
                                       -------------         -------------
    Net income                         $        82.7         $        43.6
                                       =============         =============

The Financial Services segment contributed $82.7 million to KCSI's 1999 third quarter consolidated earnings versus $43.6 million in third quarter 1998. This 90% growth in earnings resulted from a 76% and 72% increase in revenues and operating income, respectively, quarter to quarter. These improvements were driven by an 85% increase in average assets under management compared to third quarter 1998.

Financial Services revenues grew to $311.2 million compared to $177.2 million in third quarter 1998. Assets under management increased $9.4 billion, or 6%, during third quarter 1999, totaling more than $171.1 billion as of September 30, 1999 ($165.0 billion at Janus; $4.9 billion at Berger; and $1.2 billion at Nelson). Net sales were $7.9 billion during the three months ended September 30, 1999 versus $4.0 billion in the comparable prior period. Market appreciation was $1.5 billion during third quarter 1999 compared to net depreciation of $9.9 billion in 1998. See the brief discussions of Janus, Berger and Nelson separately below.

Financial Services operating margins declined slightly in third quarter 1999 due to an increase in operating expenses to $178.4 million from $100.2 million in the prior year quarter. This increase reflects higher costs associated with the significant growth in revenues, as well as an increase in discretionary expenses. Higher expenses occurred in the following key areas: i) salaries and wages, resulting from investment performance-based incentive compensation, an increase in the number of employees and associated training, and a one-time noncash compensation charge resulting from the formation of Berger LLC, as previously discussed; ii) marketing and fulfillment, resulting from efforts to strengthen brand names and to capitalize on favorable investment performance;
and iii) alliance fees under mutual fund "supermarket" distribution arrangements, resulting from an increase of more than 90% in average assets under management through these channels quarter to quarter.

Third quarter 1999 equity earnings from DST increased to $10.9 million from $7.7 million in comparable 1998, primarily due to increased earnings in DST's financial services and output solutions segments, as well as from required capitalization of internal use software development costs in 1999. Consolidated DST revenues increased 11% due to a higher number of shareowner accounts processed (growing to 54.8 million at September 30, 1999 from 49.8 million at December 31, 1998), images produced (24.4% increase) and statements mailed (up 19.5%).

The $8.1 million increase in other income reported in Other, net is primarily comprised of Janus and Berger realized gains resulting from the sale of investments in advised funds.


Nine Months Ended  September 30, 1999 Compared With Nine Months Ended  September
30, 1998
                                                      NINE MONTHS
                                                  ENDED SEPTEMBER 30,
                                              1999                  1998
                                       ------------------    ------------------
                                                   (in millions)

Revenues                                $       826.7         $       490.1
Costs and expenses                              456.7                 269.2
Depreciation and amortization                    24.5                  10.9
                                        -------------         -------------
    Operating income                            345.5                 210.0
Equity in net earnings of
  unconsolidated affiliates:
    DST Systems, Inc.                            32.4                  22.7
    Other                                         1.7                   1.1
Interest expense                                 (2.4)                 (5.4)
Other, net                                       18.5                  15.9
                                        -------------         -------------
    Pretax income                               395.7                 244.3
Income tax provision                            142.5                  88.6
Minority interest                                38.6                  25.8
                                        -------------         -------------
    Net income                          $       214.6         $       129.9
                                        =============         =============


For the nine months ended September 30, 1999, Financial Services contributed $214.6 million to the Company's consolidated earnings, an $84.7 million increase over comparable 1998. Exclusive of an after-tax $4.4 million gain resulting from Janus' sale of IDEX Management, Inc. ("IDEX") in second quarter 1998, earnings improved 71% period to period. Financial Services revenues reached $826.7 million, an increase of 69% over prior year, fueling a 65% increase in operating income (to $345.5 million).

Net sales of $34.8 billion and appreciation of $22.8 billion resulted in a 51% jump in assets under management during the nine months ended September 30, 1999. Average assets under management for the current nine month period were 74% higher than the same period in 1998. In addition, shareowner accounts grew more than 33% during the nine months ended September 30, 1999, surpassing 4.0 million as of period end.

A 72% increase in operating expenses through September 30, 1999 compared to 1998 resulted in slightly lower operating margins period to period (from 42.8% to 41.8%). Higher costs occurred in the same key expense components as noted in the third quarter 1999 discussion. These three components - salaries and wages, alliance distribution costs and marketing and fulfillment - were approximately 44% of total Financial

Services revenues during the nine months ended September 30, 1999 versus approximately 42% in 1998 and 44% through June 30, 1999. Additionally, information technology and customer service related infrastructure initiatives throughout 1998 and 1999 to ensure the ongoing quality and reliability of customer service resulted in higher depreciation and various other expenses.

Year to date 1999 equity earnings from DST totaled $32.4 million, a 43% increase over the same period in 1998. This growth was driven by increased operating earnings in DST's financial services and output solutions segments (partly due to revenue growth of 11% and 17%, respectively), higher equity earnings of unconsolidated DST affiliates and improved operating margins.

The 16% increase in Other, net is attributable to the following: i) realized gains by Janus and Berger on the sale of short-term investments; ii) higher interest income resulting from an increase in cash; and iii) gains resulting from the issuance of Janus shares to certain of its employees, which reduced the Company's ownership of Janus. Year to date 1998 includes the gain resulting from Janus' sale of IDEX during the second quarter. Year to date 1999 interest expense declined from the same 1998 period due to lower average debt balances.

A brief discussion of significant Janus, Berger and Nelson items during the nine months ended September 30, 1999 follows:

       Janus
       Janus assets under management increased $56.7 billion (52%) during the nine months ended September 30, 1999. Since September 30, 1998, Janus assets under management have nearly doubled and shareowner accounts have grown by more than 40%, reflecting ongoing favorable investment performance by the various funds/portfolios within the Janus group of mutual funds, continued growth through net sales (the $34.6 billion through September 1999 is equivalent to the combined total net sales for years 1995 through 1998), and competitive levels of expenses and fees compared to industry standards.

       Berger
       Berger assets under management increased 23% (to $4.9 billion) during the nine months ended September 30, 1999 and 44% compared to the $3.4 billion assets under management at September 30, 1998. Shareowner accounts declined approximately 12% (primarily in the Berger One Hundred Fund) during the nine months ended September 30, 1999; however, net sales of $163 million - primarily in Berger's newer fund offerings -- offset the cash outflows that accompanied shareowner departures. In connection with efforts to revitalize the core Berger funds (i.e., those introduced prior to 1997), certain senior management personnel changes were undertaken during second quarter 1999, resulting in approximately $1.7 million of one-time severance related costs.

       Berger's investment in BBOI Worldwide LLC ("BBOI") continues to report increases in assets under management and net income. Berger and the Bank of Ireland Asset Management (U.S.) Limited ("Bank of Ireland") have executed a non-binding letter of intent pursuant to which, under certain conditions, BBOI would purchase Bank of Ireland's interest in BBOI. However, the parties have not entered into a definitive agreement and are considering other alternatives, including a division of BBOI's assets between Berger and Bank of Ireland with a dissolution of BBOI.

       Nelson
       The Company acquired Nelson in April 1998. Accordingly, results for 1998 include only six months of activity compared to the nine month period ended September 30, 1999. Nelson's assets under management increased 8% to (pound)750 million as of September 30, 1999 from (pound)696 million at December

       31, 1998. Beginning in late first quarter 1999, Nelson initiated expansion efforts throughout the United Kingdom. This project will be ongoing and the Company expects that during this phase of Nelson's development, Nelson will operate at a loss. These losses, however, are not expected to have a material impact on the Financial Services results of operations or financial position.



TRENDS AND OUTLOOK

The Company's third quarter and year to date 1999 diluted earnings per share ($0.75 and $2.01, respectively) increased 53% and 43%, respectively, compared to the same 1998 periods ($0.49 and $1.41, respectively). Revenue growth in the Financial Services segment for the first nine months of 1999, partially offset by related increases in operating costs, resulted in a 35% higher consolidated operating income period to period. While the Transportation segment experienced a decline in revenues, operating income and earnings for the third quarter and year to date 1999 periods, Grupo TFM results continued to improve due to revenue growth and operating improvements. Domestically, KCSR results were affected by a decline in revenues and increased operating expenses due to congestion issues, while Gateway Western results were affected by volume-related revenue declines. KCSR's operational issues are currently being addressed by management and improvement is expected to begin in the fourth quarter 1999. In the Financial Services segment, continued growth in assets under management has fueled revenue, operating income and earnings growth for both the third quarter and year to date 1999 periods.

A current outlook for the Company's businesses for the remainder of 1999 is as follows (refer to the first paragraph of "Overview" section of this Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, regarding forward-looking comments):

i) Transportation - Management expects that general commodities and intermodal traffic will continue to be largely dependent on economic trends within certain industries in the geographic region served by the railroads comprising the NAFTA Railway. Based on anticipated traffic levels and the expected reduction of congestion during fourth quarter 1999, revenues for the remainder of 1999 are expected to remain generally flat compared to the fourth quarter 1998. Transportation management is disappointed with the operating results during 1999, but believes that the NAFTA Railway continues to provide an attractive service for shippers. The Company expects to realize benefits from traffic with Mexico, the CN/IC alliance and interchange traffic with the Norfolk Southern. Management is addressing certain cost issues and capital needs in an effort to alleviate the congestion. As an example, three new sidings have recently been added on KCSR's north-south route, with an additional three sidings to be completed during the fourth quarter. The addition of these sidings is expected to improve capacity and help ease congestion. Further, the track maintenance on the north-south corridor was completed during September 1999 and thus, the congestion caused by this work is expected to ease. Additionally, as mentioned previously, KCSR expects to improve locomotive efficiency through the 50 new GE A/C 4400 locomotives to be received during November and December of 1999. Transportation management anticipates that these actions, among others, will provide the framework for more efficient and productive operations over the last quarter of 1999 and into 2000.

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

     Based on a higher level of assets under management starting the fourth quarter, revenues for the remainder of 1999 are expected to exceed comparable prior year periods. Management expects ongoing Financial Services margin pressure challenges as efforts continue to ensure that the operational and administrative infrastructure consistently meets the high standards of quality and service historically provided to investors. Additionally, a higher rate of growth in costs compared to revenues is expected in connection with Nelson's efforts to expand its operations.

iii) Equity Investments - The Company expects to continue to participate in the earnings/losses from its equity investments in DST, Grupo TFM, Southern Capital and Mexrail. As a result of the sale of the loan portfolio, equity earnings from Southern Capital are not expected to be significant.



LIQUIDITY AND CAPITAL RESOURCES

Summary cash flow data is as follows (in millions):
                                                         Nine Months
                                                     Ended September 30,
                                                   1999              1998
Cash flows provided by (used for):
    Operating activities                        $   326.5        $    177.3
    Investing activities                           (106.2)            (99.7)
    Financing activities                            (75.8)            (83.2)
                                                ---------        ----------
    Cash and equivalents:
      Net increase (decrease)                       144.5              (5.6)
      At beginning of year                           27.2              33.5
                                                ---------        ----------
      At end of period                          $   171.7        $     27.9
                                                =========        ==========


During the nine months ended September 30, 1999, the Company's consolidated cash position increased $144.5 million from December 31, 1998. This increase resulted primarily from earnings and proceeds from the issuance of common stock under employee stock plans, partially offset by property acquisitions, net repayments of long-term debt, cash dividends and stock repurchases. Net operating cash inflows for the nine months ended September 30, 1999 were $326.5 million compared to net operating cash inflows of $177.3 million in the same 1998 period. This $149.2 million improvement was chiefly attributable to higher 1999 year to date earnings, a 1998 payment of approximately $23 million related to the KCSR Union Productivity fund termination, and net changes in other working capital components, offset partially by payments of prepaid commissions in connection with the Janus World Funds B share arrangements.

Net investing cash outflows were $106.2 million during the nine months ended September 30, 1999 compared to $99.7 million of net investing cash outflows during the comparable 1998 period. This difference results primarily from higher year to date 1999 capital expenditures and a decrease in proceeds received from the disposal of property and investments, partially offset by a decrease in funds used for investment in affiliates and from fluctuations in investments in advised funds associated with the timing of Janus' dividend payments. During the nine months ended September 30, 1999, Janus and Berger had net sales of approximately $3.8 million from investments in advised funds compared with net purchases of these investments of $17.5 million during the same 1998 period.

During the first nine months of 1999, financing cash outflows were used primarily for the repayment of debt, stock repurchases and cash dividends, while financing cash inflows were generated from proceeds from issuance of long-term debt and proceeds from the issuance of common stock under stock plans. Net financing cash outflows of $75.8 million were used during the nine months ended September 30, 1999 compared with $83.2 million used during the comparable 1998 period. This was due primarily to 1999 net repayments of long-term debt of $44.9 million compared with net repayments of $61.3 million during the same 1998 period and an increase in proceeds from the issuance of common stock of $13.5 million, partially offset by cash used for stock repurchases of $24.6 million versus $2.7 million in the first nine months of 1998. Distributions to minority stockholders of consolidated subsidiaries increased in 1999 versus 1998 due to higher earnings on which distributions were based.

Cash flows from operations are expected to increase during the remainder of 1999 from positive operating income, which has historically resulted in favorable operating cash flows. Investing activities will continue to use significant amounts of cash. Future roadway improvement projects are expected to be funded by internally generated KCSR operating cash flow. Based on anticipated financing arrangements for Grupo TFM, significant additional operational contributions from the Company to Grupo TFM are not expected to be necessary. However, there exists a possible approximate $74 million capital call if certain Grupo TFM benchmarks, as outlined in Grupo TFM's financing arrangements, are not met. Additionally, if circumstances develop in which a contribution may be requested by Grupo TFM, the Company will evaluate the contribution based on the merits of the specific underlying need. Further, as discussed above in "Recent Developments", the Company has the option to purchase a portion of the Mexican Government's 20% interest in TFM at a discount. Management anticipates using working capital and existing lines of credit to fund this transaction in the event it elects to exercise this option. Other financing alternatives are also being explored.

In addition to operating cash flows, the Company has financing available through its various lines of credit with a maximum borrowing amount of $600 million (which includes $55 million of uncommitted facilities). As of September 30, 1999, $297 million was available under these lines of credit, $100 million of which is to be used solely by the Financial Services segment. In conjunction with the annual renewal of certain credit facilities during April and May 1999, the 364-day credit facility for KCSI was renewed at $75 million (previously $100 million) and the Financial Services 364-day credit facility was renewed at its previous amount of $100 million. Because of certain financial covenants contained in the credit agreements, however, maximum utilization of the Company's available lines of credit may be restricted.

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

The Company's debt ratio (total debt as a percent of total debt plus equity) at September 30, 1999 was 40.6% compared to 47.3% at December 31, 1998. Company consolidated debt decreased $44.7 million from December 31, 1998 (to $791.6 million at September 30, 1999) as a result of repayments exceeding borrowings. Consolidated equity increased $229.6 million from December 31, 1998, primarily due to net income of $232.0 million during the period. This increase in equity coupled with a decrease in debt resulted in a lower debt ratio.

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

As discussed previously in "Recent Developments", the Transportation segment has certain projects in process including reconstruction of the Panama Canal Railway, development of Richards-Gebaur as an intermodal facility and the purchase of 50 new A/C 4400 locomotives from GE. Management anticipates using working capital and existing lines of credit to fund the investments in PCRC and Richards-Gebaur. The locomotives are being purchased by Southern Capital and will be leased by KCSR through operating leases. These operating leases are expected to be funded through KCSR's internally generated cash flows.

As discussed previously, prior to the Separation of the Transportation and Financial Services businesses, KCSI intends to complete a recapitalization of the Transportation business, which may delay completion of the Separation until 2000. Management is currently exploring various alternatives with respect to the recapitalization. Further, as part of the Separation, KCSI expects to renegotiate the existing revolving credit facilities.


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

The following provides a summary of each area and the progress toward identifying and resolving Year 2000 issues:

     IT Systems. In the Transportation segment, all internal IT systems, including mission critical systems and non-critical systems, have been analyzed, modified and tested for Year 2000 readiness. Management believes that all of the necessary remediation and testing has been completed for mission critical systems as well as certain non-critical support systems and management believes these systems are Year 2000 ready. Mission critical systems will be re-certified during the fourth quarter by repeating the required testing.

     In addition, the IT hardware and software necessary to operate the mainframe computer and associated equipment has been evaluated and tested for Year 2000 issues. The hardware and software, including the completion of integrated testing of the infrastructure software and network components, was completed in October 1999 and management believes that the hardware and software are Year 2000 ready.

     The IT systems (including mission critical and significant non-critical operating, accounting and supporting systems) and underlying hardware for the companies comprising the Financial Services segment have been analyzed and are being modified and tested for Year 2000 readiness. Management believes that virtually all of its mission critical systems and other systems have been tested and are believed to be Year 2000 ready. Any remaining remediation and testing is expected to be completed by the end of 1999.

     Non-IT Systems. All equipment that contains an internal clock or embedded micro-processor has been analyzed for Year 2000 readiness. This includes PC's, software, external data interfaces, fax machines, telephone systems, elevator systems, security and fire control systems, locomotives, signal and communications systems and other miscellaneous equipment.

     As of September 30, 1999, management believes that all PC's in the Transportation companies are Year 2000 ready. In addition, all related software, customized programs and external data interfaces have been evaluated, modified and tested and are believed to be Year 2000 ready. Testing of other equipment such as locomotives, signals and communication systems and other equipment with internal clocks and embedded micro-processors has been completed and management believes these items are Year 2000 ready.

     As of September 30, 1999, replacement and/or upgrade efforts on the Financial Services hardware and software inventory are substantially complete, including network infrastructure and telecommunications technologies.

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

     The Transportation companies are also working with the Association of American Railroads ("AAR") and other AAR-member railroads to coordinate the testing and certification of the systems administered by the AAR. These systems, including interline settlement, shipment tracing and waybill processing are relied on by a number of North American railroads and their customers. Initial testing between railroads started during second quarter 1998 and final testing is currently being performed on the Interline Settlement System. This testing is scheduled to be completed during fourth quarter 1999.

     Similarly, the Financial Services entities have participated in various industry-wide efforts (e.g., trading and account maintenance, trade execution, confirmation, etc.) to facilitate testing of Year 2000 preparedness and reliability. Additionally, Janus and Berger are required to periodically report to the SEC their progress with respect to Year 2000 preparedness.

     Based upon the responses received to the questionnaires and ongoing discussions with these third parties, the Company believes that, as of September 30, 1999, the majority of significant customers, banking and financial institutions, suppliers and interchange railroads are Year 2000 ready in all material respects. The Company does not anticipate, however, performing significant independent testing procedures to verify that the information received by the Company from these third parties is accurate (except for the above mentioned industry-wide testing efforts). For those third parties who have not responded or who have expressed uncertainty as to their Year 2000 readiness, management is exploring alternatives to limit the impact this will have on the Company's operations and financial results. The Company will continue to monitor its third party relationships for Year 2000 issues.

     DST, an approximate 32% owned equity investment, completed its review and evaluation of its mission critical U.S. shareowner accounting and U.S. portfolio accounting related products, services and internal systems and believes it achieved material Year 2000 readiness in such products, services and systems. DST also believes it has achieved internal readiness for all of its other mission critical systems. Additionally, DST intends on testing its systems with clients and other third parties for Year 2000 related issues as needed throughout 1999. As part of addressing its Year 2000 issues, DST has formalized and tested contingency plans for its U.S. shareowner accounting and U.S. portfolio accounting business units, as well as for its other mission critical products, services and systems. DST has reviewed existing formal contingency plans for its two major data centers with respect to failures that could be caused by Year 2000 issues.

Testing and Documentation Procedures. All material modifications to IT and non-IT systems are being documented and maintained by the project teams for purposes of tracking the Year 2000 project and as a part of the Company's due diligence process. All modified systems have been tested for Year 2000 remediation, unit acceptance, system acceptance and user acceptance. The testing procedures used and the results of these tests have been or are being documented and maintained as a part of the Year 2000 due diligence process.

Year 2000 Risks. The Company continues to evaluate the principal risks associated with its IT and non-IT systems, as well as third party systems if they were not to be Year 2000 ready on a timely basis. Areas that could be affected include, but are not limited to, the ability to: accurately track pricing and trading information, obtain and process customer orders and investor transactions, properly track and record revenue movements

(including train movements), order and obtain critical supplies, and operate equipment and control systems. Management believes these risks are minimal based on the results of the modification of the systems and testing for Year 2000 readiness. However, should problems arise with respect to Year 2000 issues, the Company has no basis to form an estimate of costs or lost revenues and is unable to determine its impact on operations at this time.

The Company believes, however, that the risks involved with the successful completion of its Year 2000 conversion relate primarily to available resources and third party readiness. The key factors to success include the proper quality and quantity of human and capital resources to address the complexity and costs of the project tasks. The Company has allocated substantial resources to the Year 2000 project and believes that it is adequately staffed by employees, consultants and contractors. Management believes its computer systems and related operating equipment are Year 2000 ready in all material respects; however, should unanticipated problems occur related to Year 2000 readiness for the computer systems of the Company, significant difficulties in processing and completing fundamental transactions could result.

In addition, the Company is taking precautions to ensure its third party relationships have been adequately addressed. Based on work performed and information received to date, the Company believes its key suppliers, customers and other significant third party relationships are prepared for the Year 2000 in all material respects; however, management of the Company makes no assurances that all such parties will be Year 2000 ready within an acceptable time frame.

In the event that the Company or key third parties are not Year 2000 ready, the Company's results of operations, financial position and cash flows could be materially adversely affected.

Contingency Plans. The Company and its subsidiaries have spent a significant amount of time identifying alternative plans in the event that the Year 2000 project is not completed on a timely basis or otherwise does not meet anticipated needs. A business contingency planning specialist has assisted KCSR in the design and implementation of contingency plans for critical business processes. Similarly, consulting professionals have been utilized by Janus, Berger and Nelson in connection with Year 2000 efforts, including contingency planning. Management believes that the contingency planning process is virtually complete and any remaining plans will be finalized by the end of 1999. The Company is also making alternative arrangements in the event that critical suppliers, customers, utility providers and other significant third parties are not Year 2000 ready.

In addition, the Company is currently in an information system black out period, which has been scheduled at the various Company subsidiaries, generally from October 4, 1999 to March 4, 2000. During this period, the Year 2000 project team and other members of the information systems group are focusing their efforts and time toward addressing Year 2000 related issues. No new project requests or hardware/software upgrades will be allowed during this time.

Year 2000 Costs. To date, the Company has spent approximately $19 million in connection with ensuring that all Company and subsidiary computer programs are compatible with Year 2000 requirements. In addition, the Company anticipates future spending of approximately $2 million in connection with this process. Current accounting principles require all costs associated with Year 2000 issues to be expensed as incurred. A portion of these costs will not result in an increase in expense to the Company because existing employees and equipment are being used to complete the project.

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



Item 6.  Exhibits and Reports on Form 8-K

a)   Exhibits


          Exhibit 27.1 -    Financial Data Schedule


b) Reports on Form 8-K

          The Company filed a Current Report on Form 8-K dated August 19, 1999 under Item 5, reporting the filing of a Registration on Form 10 by Stilwell Financial, Inc. in connection with the Company's proposed spin-off of its financial services business.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on November 12, 1999


Kansas City Southern Industries, Inc.


                        /s/ Joseph D. Monello
                          Joseph D. Monello
             Vice President and Chief Financial Officer
                    (Principal Financial Officer)



                        /s/ Louis G. Van Horn
                          Louis G. Van Horn
                   Vice President and Comptroller
                     (Principal Accounting Officer)