Form 10-K/A
period 1998-12-31
KANSAS CITY SOUTHERN INDUSTRIES INC
filed 2000-02-11
CIK 54480

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 FORM 10-K/A
                               AMENDMENT NO. 1

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1998

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
        For the transition period from __________ to _____________

                        Commission file number 1-4717

                    KANSAS CITY SOUTHERN INDUSTRIES, INC.
             (Exact name of Company as specified in its charter)

                Delaware                                      44-0663590
     (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                      Identification No.)

114 West 11th Street, Kansas City, Missouri                      64105
  (Address of principal executive offices)                     (Zip Code)

        Company's telephone number, including area code (816) 983-1303

         Securities registered pursuant to Section 12(b) of the Act:

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

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the following documents are incorporated herein by reference into Part of the Report as indicated:

                                                            Part of Report
Document                                              into which incorporated

Company's Definitive Proxy Statement for the                 Part III
1998 Annual Meeting of Shareholders, which will be held no later than December 31, 1998

Explanatory Note

In the first amendment to the Registrant's Form 10-K for the year ended December 31, 1998, the Registrant hereby amends Items 7 and 8 to provide expanded disclosure regarding (i) a stock purchase agreement, as amended, with Thomas H. Bailey which gives Mr. Bailey certain rights with respect to the election of a majority of the directors of Janus Capital Corporation ("Janus") and the establishment and implementation of investment policies at Janus, and (ii) the basis for the Company's consolidation of Janus notwithstanding those rights. Item 7 has been amended by adding three paragraphs directly under the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Financial Services -
Janus Capital Corporation" and deleting the last two sentences of, and adding language to, the end of the sixth paragraph under "MANAGEMENT'S DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Other -
New Accounting Pronuncements." Item 8 has been amended by adding two sentences to the end of the sixth paragraph of "Note 1. Significant Accounting Policies
- New Accounting Pronouncements" and by deleting the first paragraph of "Note
12. Control - Subsidiaries and Affiliates" and replacing that paragraph with three new paragraphs. Finally, this amendment adds to Item 14 the stock purchase agreement with Mr. Bailey, and the amendments thereto, as Exhibits 10.19, 10.19.1, 10.19.2, 10.19.3, 10.19.4 and 10.19.5 and replaces Exhibit
23.1 with the attached Exhibit 23.1. Except as specifically identified, the disclosures set forth herein do not differ from those in the prior filing.

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


Janus Capital Corporation

   In connection with its 1984 acquisition of an interest in Janus, the Company entered into an agreement which, as amended, provides that so long as Mr. Bailey is a holder of at least 5% of the shares of Janus and continues to be employed as President or Chairman of the Board of Janus (or if he does not serve as President, James P. Craig, III serves as President and Chief
Executive Officer or Co-Chief Executive Officer with Mr. Bailey), Mr. Bailey shall continue to establish and implement policy with respect to the investment advisory and portfolio management activity of Janus. The agreement also provides that, in furtherance of such objective, so long as both the ownership threshold and officer status conditions described above are satisfied by Mr. Bailey, KCSI will vote its shares of Janus stock to elect directors of Janus, at least the majority of whom are selected by Mr. Bailey, subject to KCSI's approval, which approval may not be unreasonably withheld. The agreement further provides that any change in management philosophy, style or approach with respect to investment advisory and portfolio management policies of Janus shall be mutually agreed upon by KCSI and Mr. Bailey.

Notwithstanding Mr. Bailey's rights under the above agreement, Colorado law provides that removal of an officer of a Colorado corporation may be done directly by its shareholders if the corporation's bylaws so provide. While Janus' bylaws contain no such provision currently, KCSI has the ability to cause Janus to amend its bylaws to include such a provision. Under Colorado law, KCSI could take such action at an annual meeting of shareholders or make demand for a special meeting of shareholders. Janus is required to hold a special shareholders' meeting upon demand from a holder of more than 10% of its common stock and to give notice of the meeting to all shareholders. If notice of the meeting is not given within 30 days of such a demand, the District Court is empowered to summarily order the holding of the meeting.
As the holder of more than 80% of the common stock of Janus, KCSI has the requisite votes to obtain approval of the required actions at such a meeting. By carrying out the above steps, KCSI has the unilateral ability under Colorado law to terminate the rights under the above agreement.

KCSI has no current plan or intention to take any such action to remove Mr. Bailey and in any event expects to continue its practice of encouraging autonomy by its subsidiaries so that the management of Janus will continue to have responsibility for Janus' day-to-day operations and investment advisory and portfolio management policies.

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

In Issue No. 96-16, the Emerging Issues Task Force ("EITF 96-16") of the FASB, reached a consensus that substantive minority rights which provide the minority shareholder with the right to effectively control significant decisions in the ordinary course of an investee's business could impact whether the majority
shareholder should consolidate the investee.     After evaluation of the rights
of the minority shareholders of its consolidated subsidiaries and in particular the contractual rights of Mr. Bailey described above, KCSI management concluded that application of EITF 96-16 did not affect KCSI's consolidated financial statements. See Note 12 to the Consolidated Financial Statements. This conclusion as it relates to Janus is currently under discussion with the Staff of the Securities and Exchange Commission and, accordingly, is subject to change.

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

/s/ PricewaterhouseCoopers LLP

Kansas City, Missouri
March 4, 1999, except as to the sixth paragraph under the subheading of "Note
1. Significant Accounting Policies" entitled "New Accounting Pronouncements" and the first two paragraphs of "Note 12. Control", which are as of February 4, 2000

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

In Issue No. 96-16, the Emerging Issues Task Force ("EITF 96-16") of the FASB, reached a consensus that substantive minority rights which provide the minority shareholder with the right to effectively control significant decisions in the ordinary course of an investee's business could impact whether the majority shareholder should consolidate the investee. Management evaluated the rights of the minority shareholders of its consolidated subsidiaries. Application of EITF
96-16 did not affect the Company's consolidated financial statements.     This
conclusion is currently under discussion with the Staff of the Securities and Exchange Commission and, accordingly, is subject to change. See Note 12 for additional discussion.

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

Note 12. Control

   Subsidiaries and Affiliates. In connection with its 1984 acquisition of an interest in Janus, the Company entered into an agreement which, as amended, provides that so long as Mr. Bailey is a holder of at least 5% of the shares of Janus and continues to be employed as President or Chairman of the Board of Janus (or if he does not serve as President, James P. Craig, III serves as President and Chief Executive Officer or Co-Chief Executive Officer with Mr. Bailey), Mr. Bailey shall continue to establish and implement policy with respect to the investment advisory and portfolio management activity of Janus. The agreement also provides that, in furtherance of such objective, so long as both the ownership threshold and officer status conditions described above are satisfied by Mr. Bailey, KCSI will vote its shares of Janus stock to elect directors of Janus, at least the majority of whom are selected by Mr. Bailey, subject to KCSI's approval, which approval may not be unreasonably withheld. The agreement further provides that any change in management philosophy, style or approach with respect to investment advisory and portfolio management policies of Janus shall be mutually agreed upon by KCSI and Mr. Bailey.

Notwithstanding Mr. Bailey's rights under the above agreement, Colorado law provides that removal of an officer of a Colorado corporation may be done directly by its shareholders if the corporation's bylaws so provide. While Janus' bylaws contain no such provision currently, KCSI has the ability to cause Janus to amend its bylaws to include such a provision. Under Colorado law, KCSI could take such action at an annual meeting of shareholders or make demand for a special meeting of shareholders. Janus is required to hold a special shareholders' meeting upon demand from a holder of more than 10% of its common stock and to give notice of the meeting to all shareholders. If notice of the meeting is not given within 30 days of such a demand, the District Court is empowered to summarily order the holding of the meeting.
As the holder of more than 80% of the common stock of Janus, KCSI has the requisite votes to obtain approval of the required actions at such a meeting. By carrying out the above steps, KCSI has the unilateral ability under Colorado law to terminate the rights under the above agreement.

Additionally, the above agreement provides for rights of first refusal on the part of minority shareholders, Janus and the Company with respect to certain sales of Janus stock by the minority shareholders. The agreement also requires the Company to purchase the shares of minority shareholders in certain circumstances. In addition, in the event of a "change of ownership" of the Company, as defined in the agreement, the Company may be required to sell its stock of Janus to the minority shareholders or to purchase such holders' Janus stock. Purchase and sales transactions under the agreements are to be made based upon a multiple of the net earnings of Janus and/or fair market value determinations, as defined therein (see Note 11 for additional details).

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

        10.13 Appendix D to the Company's Notice and Proxy Statement for A Special Meeting of Stockholders to held July 15, 1998, Kansas City Southern Industries, Inc. 1991 Amended and Restated Stock Option and Performance Award Plan, as amended and restated effective July 15, 1998, is hereby incorporated by reference as Exhibit 10.13

        10.14     Exhibit  10.20 to  Company's  Form  10-K  for the  year  ended
                  December 31, 1997 (Commission File No. 1-4717), Employment Agreement, as amended and restated September 18, 1997, by and between the Company and Landon H. Rowland is hereby incorporated by reference as Exhibit 10.14

        10.15 Employment Agreement, as amended and restated January 1, 1999, by and between the Company, The Kansas City Southern Railway Company and Michael R. Haverty, is attached to this Form 10-K as Exhibit 10.15

        10.16 Employment Agreement, as amended and restated January 1, 1999, by and between the Company and Joseph D. Monello is attached to this Form 10-K as Exhibit 10.16

        10.17 Employment Agreement, as amended and restated January 1, 1999, by an between the Company and Danny R. Carpenter is attached to this Form 10-K as Exhibit 10.17

        10.18 Kansas City Southern Industries, Inc. Executive Plan, as amended and restated effective November 17, 1998, is attached to this Form 10-K as Exhibit 10.18

        10.19 Stock Purchase Agreement, dated April 13, 1984, by and among Kansas City Southern Industries, Inc., Thomas H. Bailey, William C. Mangus, Bernard E. Niedermeyer III, Michael Stolper, and Jack R. Thompson is attached to this Form 10-K/A as Exhibit 10.19

        10.19.1 Amendment to Stock Purchase Agreement, dated January 4, 1985, by and among Kansas City Southern Industries, Inc., Thomas H. Bailey, Bernard E. Niedermeyer III, Michael Stolper, and Jack R. Thompson is attached to this Form 10-K/A as 10.19.1

        10.19.2 Second Amendment to Stock Purchase Agreement, dated March 18, 1988, by and among Kansas City Southern Industries, Inc., Thomas H. Bailey, Michael Stolper, and Jack R. Thompson is attached to this Form 10-K/A as Exhibit 10.19.2

         10.19.3 Third Amendment to Stock Purchase Agreement, dated February 5, 1990, by and among Kansas City Southern Industries, Inc., Thomas H. Bailey, Michael Stolper, and Jack R. Thompson is attached to this Form 10-K/A as Exhibit 10.19.3

         10.19.4 Fourth Amendment to Stock Purchase Agreement, dated January 1, 1991, by and among Kansas City Southern Industries, Inc., Thomas H. Bailey, Michael Stolper, and Jack R. Thompson is attached to this Form 10-K/A as Exhibit 10.19.4

         10.19.5  Assignment and Assumption Agreement and Fifth
                  Amendment to Stock Purchase Agreement, dated
                  November 19, 1999, by and among Kansas City Southern Industries, Inc., Stilwell Financial, Inc., Thomas H. Bailey and Michael Stolper is attached to this Form 10-K/A as Exhibit 10.19.5

(11)    putation of Per Share Earnings
        (Inapplicable)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on February 11, 2000.



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

   10.19  Stock Purchase Agreement, dated April 13, 1984, by and and among Kansas City Southern Industries, Inc.,
          Thomas H. Bailey, William C. Mangus, Bernard E.
          Niedermeyer III, Michael Stolper, and Jack R.
          Thompson                                               10

10.19.1 Amendment to Stock Purchase Agreement dated January 4, 1985, by and among Kansas City Southern Industries,
          Inc., Thomas H. Bailey, Bernard E. Niedermeyer III,
          Michael Stolper, and Jack R. Thompson                  10

10.19.2   Second Amendment to Stock Purchase Agreement dated
          March 18, 1988, by and among Kansas City Southern
          Industries, Inc., Thomas H. Bailey, Bernard E.
          Niedermeyer III, Michael Stolper, and
          Jack R. Thompson                                       10

10.19.3   Third Amendment to Stock Purchase Agreement dated
          February 5, 1990, by and among Kansas City Southern
          Industries, Inc., Thomas H. Bailey, Bernard E.
          Niedermeyer III, Michael Stolper, and
          Jack R. Thompson                                       10

10.19.4   Fourth Amendment to Stock Purchase Agreement dated
          January 1, 1991, by and among Kansas City Southern
          Industries, Inc., Thomas H. Bailey, Bernard E.
          Niedermeyer III, Michael Stolper, and
          Jack R. Thompson                                       10

10.19.5   Assignment and Assumption Agreement and Fifth
          Amendment to Stock Purchase Agreement, dated
          November 19, 1999, by and among Kansas City Southern
          Industries, Inc., Stilwell Financial, Inc.,
          Thomas H. Bailey and Michael Stolper                   10

12.1      Computation of Ratio of Earnings to Fixed Charges      12

21.1      Subsidiaries of the Company                            21

23.1      Consent of Independent Accountants                     23

27.1      Financial Data Schedule                                27


                        -----------------------------