Form 10-K
period 1999-12-31
KANSAS CITY SOUTHERN INDUSTRIES INC
filed 2000-04-14
CIK 54480

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-K
(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934       For the fiscal year ended December 31, 1999

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

           Securities registered pursuant to Section 12 (b) of the Act:
                                                       Name of each exchange on
               Title of each class                         which registered
--------------------------------------                    ----------------
Preferred Stock, Par Value $25 Per
  Share, 4%, Noncumulative                              New York Stock Exchange

Common Stock, $.01 Per Share Par Value                  New York Stock Exchange

     Securities registered pursuant to Section 12 (g) of the Act: None
                                                                  ----

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.    YES [X]                    NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Company Stock. The Company's common stock is listed on the New York Stock Exchange under the symbol "KSU." As of March 31, 2000, 111,399,354 shares of common stock and 242,170 shares of voting preferred stock were outstanding. On such date, the aggregate market value of the voting and non-voting common and preferred stock held by non-affiliates of the Company was $9,577,014,534 (amount computed based on closing prices of preferred and common stock on New York Stock Exchange).

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the following documents are incorporated herein by reference into Part of the Form 10-K as indicated:

Document                                                 Part of Form 10-K into
                                                             which incorporated
--------------------------------------------------   ---------------------------

Company's Definitive Proxy Statement for the 2000                  Parts I, III
Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 1999

               KANSAS CITY SOUTHERN INDUSTRIES, INC.
                    1999 FORM 10-K ANNUAL REPORT

                         Table of Contents

                                                                           Page


                                     PART I

Item 1.  Business............................................................  1
Item 2.  Properties..........................................................  9
Item 3.  Legal Proceedings................................................... 13
Item 4.  Submission of Matters to a Vote of Security Holders................. 13
         Executive Officers of the Company................................... 13


                                      PART II

Item 5.  Market for the Company's Common Stock and
           Related Stockholder Matters....................................... 15
Item 6.  Selected Financial Data............................................. 15
Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................... 17
Item 7(A)Quantitative and Qualitative Disclosures About Market Risk.......... 72
Item 8.  Financial Statements and Supplementary Data......................... 76
Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure...............................126


                                      PART III

Item 10. Directors and Executive Officers of the Company.....................127
Item 11. Executive Compensation..............................................127
Item 12. Security Ownership of Certain Beneficial Owners and
           Management........................................................127
Item 13. Certain Relationships and Related Transactions......................127


                                      PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports
           on Form 8-K.......................................................128
         Signatures..........................................................135

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

Transportation. Kansas City Southern Lines, Inc. ("KCSL"), a wholly-owned subsidiary of the Company, is the holding company for Transportation segment subsidiaries and affiliates. This segment includes, among others:

o The Kansas City Southern Railway Company ("KCSR"), a wholly-owned subsidiary;
o Gateway Western Railway Company ("Gateway Western"), a wholly-owned subsidiary;
o Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. ("Grupo TFM"), a 37% owned affiliate, which owns 80% of the common stock of TFM, S.A. de C.V. ("TFM");
o Mexrail, Inc. ("Mexrail"), a 49% owned affiliate, which wholly owns the Texas Mexican Railway Company ("Tex Mex");
o Southern Capital Corporation, LLC ("Southern Capital"), a 50% owned affiliate; and
o Panama Canal Railway Company ("PCRC"), a 50% owned affiliate.

The businesses that comprise the Transportation segment operate a railroad system that provides shippers with rail freight service in key commercial and industrial markets of the United States and Mexico.

Financial Services. Stilwell Financial, Inc. ("Stilwell" - formerly FAM Holdings, Inc.), a wholly-owned subsidiary of the Company, is the holding company for subsidiaries and affiliates comprising the Financial Services segment. The primary entities comprising the Financial Services segment are:

o Janus Capital Corporation  ("Janus"),  an approximate 82% owned subsidiary;
o Stilwell  Management,  Inc. ("SMI"),  a wholly-owned  subsidiary of Stilwell;
o Berger LLC ("Berger"), of which SMI owns 100% of the Berger preferred limited liability company interests and approximately 86% of the Berger regular limited liability company interests;
o Nelson  Money  Managers  Plc  ("Nelson"),  an 80%  owned subsidiary; and
o DST Systems Inc. ("DST"), an approximate 32% equity investment owned by SMI.

The businesses that comprise the Financial Services segment offer a variety of asset management and related financial services to registered investment companies, retail investors, institutions and individuals.

Separation of Business Segments

The Company intends to separate the Transportation and Financial Services segments through a pro rata distribution of Stilwell common stock to KCSI stockholders (the "Separation"). On July 9, 1999, the Company received a tax ruling from the Internal Revenue Service ("IRS") to the effect that for United States federal income tax purposes, the planned Separation qualifies as a tax-free distribution under Section 355 of the Internal Revenue Code of 1986, as amended. Additionally, in February 2000, the Company received a favorable supplementary tax ruling from the IRS to the effect that the assumption of $125 million of KCSI debt by Stilwell (in connection with the Company's re-capitalization discussed below) would have no effect on the previously issued tax ruling.

In contemplation of the Separation, the Company's stockholders approved a one-for-two reverse stock split at a special stockholders' meeting held on July 15, 1998. The Company does not intend to effect this reverse stock split until the Separation is completed. Additionally, effective July 1, 1999, KCSI transferred to Stilwell KCSI's ownership interests in Janus, Berger, Nelson, DST and certain other financial services-related assets and Stilwell assumed all of KCSI's liabilities associated with the assets transferred. Also, as part of the Separation, the Company re-capitalized its debt structure on January 11, 2000 as further described under Part II Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K.

The information set forth in response to Item 101 of Regulation S-K relative to financial information by industry segment for the three years ended December 31, 1999 under Part II Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K, and Item 8, Financial Statements and Supplementary Data, at Note 14 - Industry Segments of this Form 10-K, is incorporated by reference in partial response to this Item 1.


(c) NARRATIVE DESCRIPTION OF THE BUSINESS

The information set forth in response to Item 101 of Regulation S-K under Part II Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K is incorporated by reference in partial response to this Item 1.

Transportation

KCSL, along with its principal subsidiaries and joint ventures, owns and operates a rail network comprised of approximately 6,000 miles of main and branch lines that link key commercial and industrial markets in the United States and Mexico. Together with its strategic alliance with the Canadian National Railway Company ("CN") and Illinois Central Corporation ("IC") (collectively "CN/IC") and other marketing agreements, KCSL's reach has been expanded to comprise a contiguous rail network of approximately 25,000 miles of main and branch lines connecting Canada, the United States and Mexico. The Company believes that the economic growth within the United States, Mexico and Canada is developing along a north/south axis and becoming more interconnected and interdependent as a result of the implementation of the North American Free Trade Agreement ("NAFTA"). In order to capitalize on the growing trade resulting from NAFTA, KCSL has transformed itself from a regional rail carrier into an extensive North American transportation network. During the mid-1990's, while other railroad competitors concentrated on enlarging their share of the east/west transcontinental traffic in the United States, KCSL aggressively pursued acquisitions, joint ventures, strategic alliances and marketing partnerships with other railroads to achieve its goal of creating the "NAFTA Railway."

KCSL's rail network connects shippers in the midwestern and eastern United States and Canada, including shippers utilizing Chicago and Kansas City -- the two largest rail centers in the United

States -- with the largest industrial centers of Canada and Mexico, including Toronto, Edmonton, Mexico City and Monterrey. KCSL's principal subsidiary, KCSR, which traces its origins to 1887, operates a Class I Common Carrier railroad system in the United States, from the Midwest to the Gulf of Mexico and on an East-West axis from Meridian, Mississippi, to Dallas, Texas. KCSR offers the shortest route between Kansas City and major port cities along the Gulf of Mexico in Louisiana, Mississippi and Texas, with a customer base that includes electric generating utilities and a wide range of companies in the chemical and petroleum industries, agricultural and mineral industries, paper and forest product industries, automotive product and intermodal industries, among others. KCSR, in cooperation with Norfolk Southern Corporation ("Norfolk Southern"), operates the most direct rail route, referred to as the "Meridian Speedway," linking the Atlanta, Georgia and Dallas, Texas gateways for traffic moving between the rapidly-growing southeast and southwest regions of the United States. The "Meridian Speedway" also provides eastern shippers and other U.S. and Canadian railroads with an efficient connection to Mexican markets.

In addition to KCSR, KCSL's railroad system includes Gateway Western, a regional common carrier system, which links Kansas City with East St. Louis and Springfield, Illinois and provides key interchanges with the majority of other Class I railroads. Like KCSR, Gateway Western serves customers in a wide range of industries.

KCSR and Gateway Western revenues and net income are dependent on providing reliable service to customers at competitive rates, the general economic conditions in the geographic region served and the ability to effectively compete against alternative modes of surface transportation, such as over-the-road truck transportation. The ability of KCSR and Gateway Western to construct and maintain the roadway in order to provide safe and efficient transportation service is important to the ongoing viability as a rail carrier. Additionally, cost containment is important in maintaining a competitive market position, particularly with respect to employee costs as approximately 84% of KCSR and Gateway Western combined employees are covered under various collective bargaining agreements.

The Transportation segment also includes strategic joint venture interests in Grupo TFM and Mexrail, which provide direct access to Mexico. Through these joint ventures, which are operated in partnership with Transportacion Maritima Mexicana, S.A. de C.V., KCSL has established a prominent position in the growing Mexican market. TFM's route network provides the shortest connection to the major industrial and population areas of Mexico from midwestern and eastern points in the United States. TFM, which was privatized by the Mexican government in June 1997, serves a majority of the Mexican states and Mexico City, which represent a majority of the country's population and estimated gross domestic product. Tex Mex connects with KCSR via trackage rights at Beaumont, Texas, with TFM at Laredo, Texas, (the single largest rail freight transfer point between the United States and Mexico), as well as with other U.S. Class I railroads at various locations.

As a result of the CN/IC strategic alliance to promote NAFTA traffic, the Company has gained access to customers in Detroit, Michigan and Canada as well as more direct access to Chicago. This agreement also provides KCSR with access to the port of Mobile, Alabama through haulage rights. Separate marketing agreements with the Norfolk Southern and I&M Rail Link, LLC provide KCSL with access to additional rail traffic to and from the eastern and upper midwestern markets of the United States. KCSL's system, through its core network, strategic alliances and marketing partnerships, interconnects with all Class I railroads in North America.

Financial Services (Stilwell)

Stilwell includes Janus, Berger, Nelson and a 32% interest in DST. Janus and Berger, each headquartered in Denver, Colorado, are investment advisors registered with the Securities and Exchange Commission ("SEC"). Janus serves as an investment advisor to the Janus Investment Funds ("Janus Funds"), Janus Aspen Series ("Janus Aspen") and Janus World Funds Plc ("Janus World"), collectively the "Janus Advised Funds". Additionally, Janus is the advisor or sub-advisor to other investment companies and institutional and individual private accounts, including pension, profit-sharing and other employee benefit plans, trusts, estates, charitable organizations, endowments and foundations (referred to as "Janus Sub-Advised Funds and Private Accounts"). Berger is also engaged in the business of providing financial asset management services and products, principally through a group of registered investment companies known as the Berger Advised Funds. Berger also serves as investment advisor or sub-advisor to other registered investment companies and separate accounts (referred to as "Berger Sub-Advised Funds and Private Accounts"). Nelson, a United Kingdom company, provides investment advice and investment management services primarily to individuals who are retired or contemplating retirement. DST, together with its subsidiaries and joint ventures, offers information processing and software services and products through three operating segments: financial services, output solutions and customer management. Additionally, DST holds certain investments in equity securities, financial interests and real estate holdings.

JANUS

Janus derives its revenues and net income primarily from advisory services provided to the Janus Advised Funds and other financial services firms and private accounts. As of December 31, 1999, Janus had total assets under management of $249.5 billion, of which $200.0 billion were in the Janus Advised Funds. Janus primarily offers equity portfolios to investors, which comprised approximately 95% of total assets under management for Janus at December 31, 1999. At that date, funds advised by Janus had approximately 4.1 million shareowner accounts.

Pursuant to investment advisory agreements with each of the Janus Advised Funds and the Janus Sub-Advised Funds and Private Accounts, Janus provides overall investment management services. These agreements generally provide that Janus will furnish continuous advice and recommendations concerning investments and reinvestments in conformity with the investment objectives and restrictions of the applicable fund or account.

Investment advisory fees are negotiated separately and subject to extreme market pressures. These fees vary depending on the type of the fund or account and the size of the assets managed, with fee rates above specified asset levels being reduced. Fees from Private Accounts are generally computed on the basis of the market value of the assets managed at the end of the preceding month and paid in arrears on a monthly basis.

In order to perform its investment advisory functions, Janus conducts fundamental investment research and valuation analysis. In general, Janus' investment philosophy tends to focus on the earnings growth of individual companies relative to their peers or the economy. For this reason, Janus' proprietary analysis is geared to understanding the earnings potential of the companies in which it invests. Further, Janus portfolios are constructed one security at a time rather than in response to preset regional, country, economic sector or industry diversification guidelines.

Emphasizing the proprietary work of Janus' own analysts, most research is performed in-house. Research activities include, among others, review of earnings reports, direct contacts with corporate management, analysis of contracts with competitors and visits to individual companies.

The Janus Advised Funds and the Janus Sub-Advised Funds generally bear the expenses associated with the operation of each fund and the issuance and redemption of its securities, except that advertising, promotional and sales expenses of the Janus Funds are assumed by Janus. Expenses include, among others, investment advisory fees, shareowner servicing, transfer agent, custodian fees and expenses, legal and auditing fees, and expenses of preparing, printing and mailing prospectuses and shareowner reports.

Janus has four operating subsidiaries: Janus Service Corporation ("Janus Service"), Janus Distributors, Inc. ("Janus Distributors") and Janus Capital International Ltd. ("Janus International") and its subsidiary Janus International (UK) Limited ("Janus UK").

o Pursuant to transfer agency agreements, which are subject to renewal annually, Janus Service provides transfer agent recordkeeping, administration and shareowner services to the Janus Advised Funds (except Janus World) and their shareowners. Each fund pays Janus Service fees for these services. To provide a consistent and reliable level of service, Janus Service maintains a highly trained group of telephone representatives and utilizes technology to provide immediate data to support call center and shareowner processing operations. This approach includes the utilization of sophisticated telecommunications systems, "intelligent" workstation applications, document imaging, an automated work distributor and an automated call management system. Additionally, Janus Service offers investors access to their accounts, including the ability to perform certain transactions, using touch tone telephones or via the Internet. These customer service related enhancements provide Janus Service with additional capacity to handle the high shareowner volume that can be experienced during market volatility.

o Pursuant to a distribution agreement, Janus Distributors, a limited registered broker-dealer with the SEC, serves as the distributor for the Janus Advised Funds. Janus expends substantial resources in media advertising and direct mail communications to its existing and potential Janus Advised Funds' shareowners and in providing personnel and telecommunications equipment to respond to inquiries via toll-free telephone lines. Janus funds are also available through mutual fund supermarkets and other third party distribution channels. Shareowner accounting and servicing is handled by the mutual fund supermarket or third party sponsor and Janus pays a fee to the respective sponsor equal to a percentage of the assets under management acquired through such distribution channels. Approximately 33%, 30% and 28% of total Janus assets under management were generated through these third party distribution channels as of December 31, 1999, 1998 and 1997, respectively.

o Janus International is an investment advisor registered with the SEC. Janus International also provides marketing and client services for Janus World outside of Europe.

o Janus UK, an England and Wales company, is an investment advisor for certain non-U.S. customers, including Janus World, and is registered with the United Kingdom's Investment Management Regulatory Organization Limited ("IMRO"). Janus UK also conducts securities trading from London and handles marketing and client servicing for Janus World in Europe.

BERGER

Berger is an investment advisor to the Berger Advised Funds, which includes a series of Berger mutual funds, as well as to the Berger Sub-Advised Funds and Private Accounts. Additionally, Berger is a 50% owner in a joint venture with the Bank of Ireland Asset Management (U.S.) Limited

("BIAM"). The joint venture, BBOI Worldwide LLC ("BBOI"), serves as the investment advisor and sub-administrator to a series of funds, referred to as the "Berger/BIAM Funds". Berger and BIAM have entered into an agreement to dissolve BBOI, which is expected to take place prior to June 30, 2000. Additionally, Berger owns 80% of Berger/Bay Isle LLC, which acts as the investment advisor to privately managed separate accounts. As of December 31, 1999, Berger had approximately $6.6 billion of assets under management, of which the Berger Advised Funds comprised $5.7 billion.

Berger derives its revenues and net income from advisory services provided to the various funds and accounts. Berger's and BBOI's investment advisory fees are negotiated separately with each fund. The investment advisory fees for these funds vary depending on the type of fund, generally ranging from 0.70% to 0.90% of average assets under management. Advisory fees for services provided to the Berger Sub-Advised Funds and Private Accounts vary depending upon the type of fund or account and, in some circumstances, size of assets managed, with fee rates above specified asset levels being reduced.

Berger's principal method of securities evaluation is based on growth-style investing, using a "bottoms-up" fundamental research and valuation analysis. This growth-style approach toward equity investing requires the companies in which Berger invests to have high relative earnings per share growth potential, to participate in large and growing markets, to have strong management and to have above average expected total returns. Certain Berger funds, however, emphasize value-style investing, which focuses on companies that are out of favor with markets or otherwise are believed to be undervalued (due to low prices relative to assets, earnings and cash flows or to competitive advantages not yet recognized by the market). Research is performed by Berger's internal staff of research analysts, together with the various portfolio managers. Primary research tools include, among others, financial publications, company visits, corporate rating services and earnings releases.

Berger and BBOI generally pay most expenses incurred in connection with providing investment management and advisory services to their respective funds. All charges and expenses other than those specifically assumed by Berger and BBOI are paid by the funds. Expenses paid by the funds include, among others, investment advisory fees, shareowner servicing, transfer agent, custodian fees and expenses, legal and auditing fees, and expenses of preparing, printing and mailing prospectuses and shareowner reports.

Berger marketing efforts are balanced between institutional and retail distribution opportunities. Certain of the Berger funds sold in retail markets have approved distribution plans ("12b-1 Plans") pursuant to Rule 12b-1 under the Investment Company Act of 1940. These 12b-1 Plans provide that Berger shall engage in activities (e.g., advertising, marketing and promotion) that are intended to result in sales of the shares of the funds.

The Berger Advised Funds and Berger/BIAM Funds have agreements with a trust company to provide accounting, recordkeeping and pricing services, custody services, transfer agency and other services. The trust company has engaged DST as sub-agent to provide transfer agency and other services for the Berger Advised Funds and Berger/BIAM Funds. Berger performs certain administrative and recordkeeping services not otherwise performed by the trust company or its sub-agent. Each Berger Fund pays Berger fees for these services, which are in addition to the investment advisory fees paid.

Berger Distributors LLC serves as distributor of the Berger Advised Funds and the Berger/BIAM Funds and is a limited registered broker-dealer. Berger Distributors LLC continuously offers shares of the Berger funds and solicits orders to purchase shares. Berger also utilizes mutual fund supermarket and other third party distribution channels. Shareowner accounting and servicing is handled by the mutual fund supermarket or third party sponsor and Berger pays a fee to the respective sponsor equal to a percentage of the assets under management acquired through such distribution channels. Approximately 28%, 28% and 26% of total Berger assets under management were generated through these third party distribution channels as of December 31, 1999, 1998 and 1997, respectively.

NELSON

Nelson provides two distinct but interrelated services to individuals that generally are retired or contemplating retirement: investment advice and investment management. Clients are assigned a specific investment advisor, who meets with each client individually and conducts an analysis of the client's investment objectives and then recommends the development of a portfolio to meet those objectives. Recommendations for the design and ongoing maintenance of the portfolio structure are the responsibility of the investment advisor. The selection and management of the instruments / securities which constitute the portfolio are the responsibility of Nelson's investment management team. Nelson's investment managers utilize a "top down" investment methodology in structuring investment portfolios, beginning with an analysis of macroeconomic and capital market conditions. Various analyses are performed by Nelson's investment research staff to help construct an investment portfolio that adheres to each client's objectives as well as Nelson's investment strategy. Through continued investment in technology, Nelson has developed proprietary systems to allow the investment managers to develop a balanced portfolio from a broad range of investment instrument alternatives (e.g., fixed interest securities, tax free corporate bonds, international and domestic securities, etc.).

For providing investment advice, Nelson receives an initial fee calculated as a percentage of capital invested into each individual investment portfolio. Nelson earns annual fees for the ongoing management and administration of each investment portfolio. These fees are based on the type of investments and amount of assets contained in each investor's portfolio. The fee schedules typically provide lower incremental fees for assets under management above certain levels.

DST

DST operates throughout the United States, with operations in Kansas City, Northern California and various locations on the East Coast, as well as internationally in Canada, Europe, Africa and the Pacific Rim. DST has a single class of common stock that is publicly traded on the New York Stock Exchange and the Chicago Stock Exchange. Prior to November 1995, KCSI owned all of the stock of DST. In November 1995, a public offering reduced KCSI's ownership interest in DST to approximately 41%. In December 1998, a wholly-owned subsidiary of DST merged with USCS International, Inc. The merger resulted in a reduction of KCSI's ownership of DST to approximately 32%. KCSI reports DST as an equity investment in the consolidated financial statements.

DST is organized into three operating segments: financial services, output solutions and customer management.

DST's financial services segment serves primarily mutual funds, investment managers, insurance companies, banks, brokers and financial planners. DST has developed a number of proprietary software systems for use by the financial services industry. Examples of such software systems include, among others, mutual fund shareowner and unit trust accounting and recordkeeping systems, a securities transfer system, a variety of portfolio accounting and investment management systems and a workflow management system. DST provides full-service shareowner accounting and recordkeeping to Berger, as well as remote services to Janus.

DST's output solutions segment provides complete bill and statement processing services and solutions, including electronic presentment, which include generation of customized statements that are produced in automated facilities designed to minimize turnaround time and mailing costs.

Output processing services and solutions are provided to customers of DST's other segments as well as to other industries.

DST's customer management segment provides customer management and open billing solutions to the video/broadband, direct broadcast satellite, wireless, and wire-line and Internet-protocol telephony, internet and utility markets worldwide.

DST also holds investments in equity securities with a market value of approximately $1.3 billion at December 31, 1999, including investments in Computer Sciences Corporation and State Street Corporation.


Employees. As of December 31, 1999, the approximate number of employees of KCSI and its consolidated subsidiaries was as follows:

         Transportation (KCSL):
                  KCSR                                     2,610
                  Gateway Western                            241
                  Other                                       82
                                                     -----------

                           Total                           2,933
                                                     -----------


         Financial Services (Stilwell):
                  Janus                                    2,501
                  SMI                                          5
                  Berger LLC                                  71
                  Nelson                                     204
                  Other                                       17
                                                     -----------

                           Total                           2,798
                                                     -----------

                  Total KCSI                               5,731
                                                     ===========

Item 2.  Properties

In the opinion of management, the various facilities, office space and other properties owned and/or leased by the Company (and its subsidiaries and affiliates) are adequate for existing operating needs.


TRANSPORTATION (KCSL)

KCSR
KCSR owns and operates 2,756 miles of main and branch lines, and 1,179 miles of other tracks, in a nine-state region that includes Missouri, Kansas, Arkansas, Oklahoma, Mississippi, Alabama, Tennessee, Louisiana and Texas. Approximately 215 miles of main and branch lines and 85 miles of other tracks are operated by KCSR under trackage rights and leases.

Kansas City Terminal Railway Company (of which KCSR is a partial owner with other railroads) owns and operates approximately 80 miles of track, and operates an additional eight miles of track under trackage rights in greater Kansas City, Missouri. KCSR also leases for operating purposes certain short sections of trackage owned by various other railroad companies and jointly owns certain other facilities with these railroads.

KCSR and the Union Pacific Railroad ("UP") have a haulage and trackage rights agreement, which gives KCSR access to Nebraska and Iowa, and additional routes in Kansas, Missouri and Texas for movements of certain limited types of traffic. The haulage rights require UP to move KCSR traffic in UP trains; the trackage rights allow KCSR to operate its trains over UP tracks.

KCSR, in support of its transportation operations, owns and operates repair shops, depots and office buildings along its right-of-way. A major facility, the Deramus Yard, is located in Shreveport, Louisiana and includes a general office building, locomotive repair shop, car repair shops, customer service center, material warehouses and fueling facilities totaling approximately 227,000 square feet. KCSR owns a 107,800 square foot facility in Pittsburg, Kansas that previously was used as a diesel locomotive repair facility. This facility was closed during 1999. KCSR also owns freight and truck maintenance buildings in Dallas, Texas totaling approximately 125,200 square feet. KCSR and KCSI executive offices are located in an eight-story office building in Kansas City, Missouri, which is leased from a subsidiary of the Company. Other facilities owned by KCSR include a 21,000 square foot freight car repair shop in Kansas City, Missouri and approximately 15,000 square feet of office space in Baton Rouge, Louisiana.

KCSR owns and operates six intermodal facilities. These facilities are located in Dallas and Port Arthur, Texas; Kansas City, Missouri; Shreveport and New Orleans, Louisiana; and Jackson, Mississippi. The facility in Port Arthur was closed in first quarter 2000 due to a lower than expected level of traffic. KCSR is currently in the process of constructing an automotive and intermodal facility at the former Richards-Gebaur Airbase in Kansas City, Missouri. Certain automotive operations are expected to begin at this facility in 2000. Full automotive and intermodal operations at the facility are expected to be complete in 2001 and will provide KCSR with additional capacity in Kansas City. The various intermodal facilities include strip tracks, cranes and other equipment used in facilitating the transfer and movement of trailers and containers.


KCSR's fleet of rolling stock consisted of the following at December 31:

                                          1999                       1998                         1997
                                 ---------------------      ----------------------      ----------------------
                                  Leased       Owned        Leased          Owned        Leased        Owned
     Locomotives:
         Road Units                   323          112          258            108           238           113
         Switch Units                  52            -           52              -            52             -
         Other                          -            8            8              -             9             -
                                 --------      -------      -------       --------      --------       -------

         Total                        375          120          318            108           299           113
                                 ========      =======      =======       ========      ========       =======

     Rolling Stock:
         Box Cars                   6,289        2,011        6,634          2,023         7,168         2,027
         Gondolas                     713           66          748             56           819            61
         Hopper Cars                2,384        1,357        2,660          1,185         2,680         1,198
         Flat Cars (Intermodal
           and Other)               1,553          675        1,617            676         1,249           554
         Tank Cars                     33           55           34             58            35            59
         Auto Rack                    201            -            -              -             -             -
         Other Freight Cars             -            -            -              -           547           123
                                 --------      -------      -------       --------      --------       -------

         Total                     11,173        4,164       11,693          3,998        12,498         4,022
                                 ========      =======      =======       ========      ========       =======


As of December 31, 1999, KCSR's fleet consisted of 495 diesel locomotives, of which 120 were owned, 335 leased from affiliates and 40 leased from non-affiliates. KCSR's fleet of rolling stock consisted of 15,337 freight cars, of which 4,164 were owned, 3,181 leased from affiliates and 7,992 leased from non-affiliates. A significant portion of the locomotives and rolling stock leased from affiliates includes equipment leased through Southern Capital, a joint venture with GATX Capital Corporation formed in October 1996. KCSR leased 50 new General Electric ("GE") 4400 AC locomotives from Southern Capital during fourth quarter 1999.

Some of the owned equipment is subject to liens created under conditional sales agreements, equipment trust certificates and leases in connection with the original purchase or lease of such equipment. KCSR indebtedness with respect to equipment trust certificates, conditional sales agreements and capital leases totaled approximately $68.6 million at December 31, 1999.


Certain KCSR property statistics follow:
                                                      1999              1998              1997
                                                    --------         --------           -------
    Route miles - main and branch line                 2,756            2,756             2,845
    Total track miles                                  3,935            3,931             4,036
    Miles of welded rail in service                    2,032            2,031             2,030
    Main line welded rail (% of total)                    64%              64%               63%
    Cross ties replaced                              275,384          255,591           332,440

    Average Age (in years):
    Wood ties in service                                16.0             15.8              15.1
    Rail in main and branch line                        26.5             25.5              26.0
    Road locomotives                                    21.7             23.3              22.1
    All locomotives                                     22.5             23.9              22.8


Maintenance expenses for Way and Structure and Equipment (pursuant to regulatory accounting rules, which include depreciation) for the three years ended December
31, 1999 and as a percent of KCSR revenues are as follows (dollars in millions):

                                      KCSR Maintenance
                        Way and Structure               Equipment
                                Percent of                     Percent of
                   Amount        Revenue           Amount        Revenue
  1999           $  85.2           15.6%          $  129.4         23.7%
  1998              82.4           14.9              118.3         21.4
  1997             122.2*          23.6              112.3         21.7

  * Way  and  structure   expenses   include  $33.5  million  related  to  asset
    impairments.  See Part II Item 7,  Management's  Discussion  and Analysis of
    Financial Condition and Results of Operations, of this Form 10-K for further discussion.

Gateway Western
Gateway Western operates a 402 mile rail line extending from Kansas City, Missouri to East St. Louis and Springfield, Illinois. Additionally, Gateway Western has restricted haulage rights extending to Chicago, Illinois. Gateway Western provides interchanges with various eastern rail carriers and access to the St. Louis rail gateway. The Surface Transportation Board approved the Company's acquisition of Gateway Western in May 1997.


Certain Gateway Western property statistics follow:

                                                1999              1998              1997
                                              --------         --------           -------
    Route miles - main and branch line             402              402               402
    Total track miles                              564              564               564
    Miles of welded rail in service                121              121               109
    Main line welded rail (% of total)              40%              40%               39%


Mexrail
Mexrail, a 49% owned affiliate, owns 100% of the Tex Mex and certain other assets, including the northern (U.S.) half of a rail traffic bridge at Laredo, Texas spanning the Rio Grande River. TFM operates the southern half of the bridge. This bridge is a significant entry point for rail traffic between Mexico and the U.S. The Tex Mex operates a 157 mile rail line extending from Corpus Christi to Laredo, Texas, and also has trackage rights (from UP) totaling approximately 360 miles between Corpus Christi and Beaumont, Texas.

In early 1999, the Tex Mex completed Phase II of a new rail yard in Laredo, Texas. Phase I of the project was completed in December 1998 and includes four tracks comprising approximately 6.5 miles. Phase II of the project consists of two new intermodal tracks totaling approximately 2.8 miles. Groundwork for an additional ten tracks has been completed; however, construction on those ten tracks has not yet begun. Current capacity of the yard is approximately 800 freight cars. Upon completion of all tracks, expected capacity will be approximately 2,000 freight cars.


Certain Tex Mex property statistics follow:

                                                      1999              1998              1997
                                                    --------         --------           -------
    Route miles - main and branch line                   157              157               157
    Total track miles                                    533              530               521
    Miles of welded rail in service                        5                5                 5
    Main line welded rail (% of total)                     3%               3%               3%
    Locomotives (average years)                           25               25                25

Grupo TFM
Grupo TFM, an approximate 37% owned affiliate, owns 80% of the common stock of TFM. TFM holds the concession to operate Mexico's "Northeast Rail Lines" for 50 years, with the option of a 50-year extension (subject to certain conditions). TFM operates 2,661 miles of main line and an additional 838 miles of sidings and spur tracks, and main line under trackage rights. TFM has the right to operate the rail, but does not own the land, roadway or associated structures. Approximately 91% of TFM's main line consists of continuously welded rail. 416 locomotives are owned by TFM and approximately 6,522 freight cars are either owned by TFM or leased from affiliates. 98 locomotives and 4,960 freight cars are leased from non-affiliates. Grupo TFM (through TFM) has office space at which various operational, administrative, managerial and other activities are performed. The primary facilities are located in Mexico City and Monterrey, Mexico. TFM leases 140,354 square feet of office space in Mexico City and owns an 115,157 square foot facility in Monterrey.


Panama Canal Railway Company
PCRC, a 50% owned joint venture, holds the concession to reconstruct and operate a 47-mile railroad that runs parallel to the Panama Canal. Reconstruction of the railroad commenced in early 2000 and is expected to be completed in mid-2001. PCRC owns one locomotive and various other infrastructure improvements and equipment.


Other Transportation
The Company is an 80% owner of Wyandotte Garage Corporation, which owns a parking facility in downtown Kansas City, Missouri. The facility is located adjacent to the Company and KCSR executive offices, and consists of 1,147 parking spaces utilized by the employees of the Company and its affiliates, as well as the general public.

Trans-Serve, Inc. operates a railroad wood tie treating plant in Vivian, Louisiana under an industrial revenue bond lease arrangement with an option to purchase. This facility includes buildings totaling approximately 12,000 square feet.

Global Terminaling Services, Inc. (formerly Pabtex, Inc.) owns a 70 acre coal and petroleum coke bulk handling facility in Port Arthur, Texas.

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

The Company owns 1,025 acres of property located on the waterfront in the Port Arthur, Texas area, which includes 22,000 linear feet of deep-water frontage and three docks. Port Arthur is an uncongested port with direct access to the Gulf of Mexico. Approximately 75% of this property is available for development.

FINANCIAL SERVICES (STILWELL)

Janus
Janus leases from non-affiliates 455,400 square feet of office space in three facilities for investment, administrative, marketing, information technology and shareowner processing operations, and approximately 52,700 square feet for mail processing and storage requirements. These corporate offices and mail processing facilities are located in Denver, Colorado. Janus also has 1,200 square feet of general office space in Aspen, Colorado. In September 1998, Janus opened an investor service and data center in Austin, Texas and currently leases approximately 170,200 square feet at this facility. Janus also leases 4,200 square feet of office space in Westport, Connecticut for development of Janus World Funds Plc and 2,500 square feet of office space in London, England for securities research and trading.

Berger
Berger leases approximately 29,800 square feet of office space in Denver, Colorado from a non-affiliate for its administrative and corporate functions.

Nelson
Nelson leases 10,300 square feet of office space in Chester, England, the location of its corporate headquarters, investment operations and one of its marketing offices. During 1998, Nelson acquired additional office space adjacent to its Chester location to accommodate expansion efforts. Also, Nelson leases six branch marketing offices totaling approximately 13,800 square feet in the following locations in the United Kingdom: London, Lichfield, Bath, Durham, Stirling and York.

Stilwell Holding Company
The Stilwell holding company leases approximately 12,500 square feet of office space in Kansas City, Missouri from a non-affiliate for its corporate functions.


Item 3.    Legal Proceedings

The information set forth in response to Item 103 of Regulation S-K under Part II Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Other - Litigation and Environmental Matters" of this Form 10-K is incorporated by reference in response to this Item 3. In addition, see discussion in Part II Item 8, Financial Statements and Supplementary Data, at Note 12 - Commitments and Contingencies of this Form 10-K.


Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the three month period ended December 31, 1999.


Executive Officers of the Company

Pursuant to General Instruction G(3) of Form 10-K and instruction 3 to paragraph
(b) of Item 401 of Regulation S-K, the following list is included as an unnumbered Item in Part I of this Form 10-K in lieu of being included in KCSI's Definitive Proxy Statement which will be filed no later than 120 days after December 31, 1999. All executive officers are elected annually and serve at the discretion of the Board of Directors (or in the case of Mr. T. H. Bailey, the Janus Board of Directors). Certain of the executive officers have employment agreements with the Company.

Name                  Age             Position(s)
----------------------------------------------------------------------
L.H. Rowland           62       Chairman, President and
                                 Chief Executive Officer of the Company
M.R. Haverty           55       Executive Vice President, Director
T.H. Bailey            62       Chairman, President and
                                 Chief Executive Officer of
                                 Janus Capital Corporation
P.S. Brown             63       Vice President, Associate General
                                 Counsel and Assistant Secretary
R.P. Bruening          61       Vice President, General Counsel and
                                 Corporate Secretary
D.R. Carpenter         53       Vice President - Finance
W.K. Erdman            41       Vice President - Corporate Affairs
A.P. McCarthy          53       Vice President and Treasurer
J.D. Monello           55       Vice President and Chief Financial Officer
L.G. Van Horn          41       Vice President and Comptroller

The information set forth in the Company's Definitive Proxy Statement in the description of the Board of Directors with respect to Mr. Rowland and Mr. Haverty is incorporated herein by reference.

Mr. Bailey has continuously served as Chairman, President and Chief Executive Officer of Janus Capital Corporation since 1978.

Mr. Brown served as Vice President, Associate General Counsel and Assistant Secretary from May 1993 to December 31, 1999.

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

Mr. McCarthy has continuously served as Vice President and Treasurer since May 1996. He was Treasurer from December 1989 to May 1996.

Mr. Monello has continuously served as Vice President and Chief Financial Officer since March 1994.

Mr. Van Horn has continuously served as Vice President and Comptroller since May 1996. He was Comptroller from September 1992 to May 1996.

There are no arrangements or understandings between the executive officers and any other person pursuant to which the executive officer was or is to be selected as an officer of KCSI, except with respect to the executive officers who have entered into employment agreements, which agreements designate the position(s) to be held by the executive officer.

None of the above officers are related to one another by family.

                                    Part II

Item 5.    Market for the Company's Common Stock and Related Stockholder Matters

The information set forth in response to Item 201 of Regulation S-K on the cover (page i) under the heading "Company Stock," and in Part II Item 8, Financial Statements and Supplementary Data, at Note 15 - Quarterly Financial Data (Unaudited) of this Form 10-K is incorporated by reference in partial response to this Item 5.

Pursuant to a new credit agreement dated January 11, 2000 as described further in Part II Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K, the Company is restricted from the payment of cash dividends on the Company's common stock.

In contemplation of the separation of the Company's Transportation and Financial Services segments ("Separation"), the Company's stockholders approved a one-for-two reverse stock split at a special stockholders' meeting held on July 15, 1998. The Company does not intend to effect this reverse stock split until the Separation is completed.

As of March 31, 2000, there were 6,012 holders of the Company's common stock based upon an accumulation of the registered stockholder listing.


Item 6.    Selected Financial Data
(in millions, except per share and ratio data)

The selected financial data below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 of this Form 10-K and the consolidated financial statements and the related notes thereto, and the Report of Independent Accountants thereon, included under Item 8 of this Form 10-K, and such data is qualified by reference thereto.


                                      1999 (i)        1998 (ii)       1997 (iii)        1996 (iv)       1995 (v)
                                    ----------      -----------      ----------       -----------      ----------
Revenues                            $  1,813.7      $   1,284.3      $  1,058.3       $     847.3      $    775.2

Income (loss) from continuing
  operations                        $    323.3      $     190.2      $    (14.1)      $     150.9      $    236.7

Income (loss) from continuing operations per common share:
    Basic                           $     2.93      $      1.74      $    (0.13)      $      1.33      $     1.86
    Diluted                               2.79             1.66           (0.13)             1.31            1.80

Total assets                        $  3,088.9      $   2,619.7      $  2,434.2       $   2,084.1      $  2,039.6

Long-term obligations               $    750.0      $     825.6      $    805.9       $     637.5      $    633.8

Cash dividends per
  common share                      $      .16      $       .16      $      .15       $       .13      $      .10

Ratio of earnings to
  fixed charges                           7.07             4.44  (vi)      1.60 (vii)        3.30            6.14 (viii)

(i) Includes unusual costs and expenses of $12.7 million ($7.9 million after-tax, or $0.07 per basic and diluted share) recorded by the Transportation segment, reflecting, among others, amounts for facility and project closures, employee separations, Separation related costs, labor and personal injury related issues.

(ii) Includes a one-time non-cash charge of $36.0 million ($23.2 million after-tax, or $0.21 per basic and diluted share) resulting from the merger of a wholly-owned subsidiary of DST with USCS International, Inc. ("USCS"). DST accounted for the merger under the pooling of interests method. The charge reflects the Company's reduced ownership of DST (from 41% to approximately 32%), together with the Company's proportionate share of DST and USCS fourth quarter merger-related charges. See Note 3 to the consolidated financial statements in this Form 10-K

(iii)Includes $196.4 million ($158.1 million after-tax, or $1.47 per basic and diluted share) of restructuring, asset impairment and other charges recorded during fourth quarter 1997. The charges reflect: a $91.3 million impairment of goodwill associated with KCSR's acquisition of MidSouth Corporation in 1993; $38.5 million of long-lived assets held for disposal; $9.2 million of impaired long-lived assets; approximately $27.1 million in reserves related to termination of a union productivity fund and employee separations; a $12.7 million impairment of goodwill associated with the Company's investment in Berger; and $17.6 million of other reserves for leases, contracts and other reorganization costs. See Notes 2 and 4 to the consolidated financial statements in this Form 10-K.

(iv) Includes a one-time after-tax gain of $47.7 million (or $0.42 per basic share, $0.41 per diluted share), representing the Company's proportionate share of the one-time gain recognized by DST in connection with the merger of The Continuum Company, Inc., formerly a DST unconsolidated equity affiliate, with Computer Sciences Corporation in a tax-free share exchange.

(v) Reflects DST as an unconsolidated affiliate as of January 1, 1995 due to the DST public offering and associated transactions completed in November 1995, which reduced the Company's ownership of DST to approximately 41%. The public offering and associated transactions resulted in a $144.6 million after-tax gain (or $1.14 per basic share, $1.10 per diluted share) to the Company.

(vi) Financial information from which the ratio of earnings to fixed charges was computed for the year ended December 31, 1998 includes the one-time non-cash charge resulting from the DST and USCS merger discussed in (ii) above. If the ratio were computed to exclude this charge, the 1998 ratio of earnings to fixed charges would have been 4.75.

(vii)Financial information from which the ratio of earnings to fixed charges was computed for the year ended December 31, 1997 includes the restructuring, asset impairment and other charges discussed in (iii) above. If the ratio were computed to exclude these charges, the 1997 ratio of earnings to fixed charges would have been 3.60.

(viii) Financial information from which the ratio of earnings to fixed charges was computed for the year ended December 31, 1995 reflects DST as a majority owned unconsolidated subsidiary through October 31, 1995, and an unconsolidated 41% owned affiliate thereafter, in accordance with applicable U.S. Securities and Exchange Commission rules and regulations. If the ratio were computed to exclude the one-time pretax gain of $296.3 million associated with the November 1995 public offering and associated transactions, the 1995 ratio of earnings to fixed charges would have been 3.04.


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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


OVERVIEW

The discussion set forth below, as well as other portions of this Form 10-K, contains comments not based upon historical fact. Such forward-looking comments are based upon information currently available to management and management's perception thereof as of the date of this Form 10-K. Readers can identify these forward-looking comments by the use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. The actual results of operations of Kansas City Southern Industries, Inc. ("KCSI" or the "Company") could materially differ from those indicated in forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the Company's Current Report on Form 8-K/A dated June 3, 1997, which is on file with the U.S. Securities and Exchange Commission (File No. 1-4717) and is hereby incorporated by reference herein. Readers are strongly encouraged to consider these factors when evaluating any forward-looking comments. The Company will not update any forward-looking comments set forth in this Form 10-K.

The discussion herein is intended to clarify and focus on the Company's results of operations, certain changes in its financial position, liquidity, capital structure and business developments for the periods covered by the consolidated financial statements included under Item 8 of this Form 10-K. As discussed below, the Company is in discussions with the Staff of the Securities and Exchange Commission as to whether or not Janus Capital Corporation should continue to be classified as a consolidated subsidiary for financial reporting purposes. The outcome of these discussions could result in the Company restating certain of its consolidated financial statements to reflect Janus as a majority-owned unconsolidated subsidiary accounted for under the equity method for financial reporting purposes. This discussion should be read in conjunction with these consolidated financial statements, the related notes and the Report of Independent Accountants thereon, and is qualified by reference thereto.

KCSI, a Delaware corporation organized in 1962, is a diversified holding company with principal operations in rail transportation and financial services. The Company supplies its various subsidiaries with managerial, legal, tax, financial and accounting services, in addition to managing other "non-operating" and more passive investments.

On March 26, 1999, Standard and Poors (S&P) Financial Information Services announced that it would add KCSI to its S&P 500 index. KCSI was added to the S&P 500 Railroads Industry group after the close of trading on April 1, 1999. Management believes that the Company's addition to this index of leading U.S. companies will have a positive long-term impact on KCSI stock and help build the Company's shareholder base.

The Company's business activities by industry segment and principal subsidiary companies follow:

Transportation. Kansas City Southern Lines, Inc. ("KCSL"), a wholly-owned subsidiary of the Company, is the holding company for Transportation segment subsidiaries and affiliates. This segment includes, among others:

o The Kansas City Southern Railway Company ("KCSR"), a wholly-owned subsidiary;
o Gateway Western Railway Company ("Gateway Western"), a wholly-owned subsidiary;

o Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. ("Grupo TFM"), a 37% owned affiliate, which owns 80% of the common stock of TFM, S.A. de C.V. ("TFM");
o Mexrail, Inc. ("Mexrail"), a 49% owned affiliate, which wholly owns the Texas Mexican Railway Company ("Tex Mex");
o Southern Capital Corporation, LLC ("Southern Capital"), a 50% owned affiliate; and
o Panama Canal Railway Company ("PCRC"), a 50% owned affiliate.

The businesses that comprise the Transportation segment operate a railroad system that provides shippers with rail freight service in key commercial and industrial markets of the United States and Mexico.

Financial Services. Stilwell Financial, Inc. ("Stilwell" - formerly FAM Holdings, Inc.), a wholly-owned subsidiary of the Company, is the holding company for subsidiaries and affiliates comprising the Financial Services segment. The primary entities comprising the Financial Services segment are:

o Janus Capital Corporation  ("Janus"),  an approximate 82% owned subsidiary;
o Stilwell  Management,  Inc. ("SMI"),  a wholly-owned  subsidiary of Stilwell;
o Berger LLC ("Berger"), of which SMI owns 100% of the Berger preferred limited liability company interests and approximately 86% of the Berger regular limited liability company interests;
o Nelson  Money  Managers  Plc  ("Nelson"),  an 80% owned subsidiary; and
o DST Systems Inc. ("DST"), an approximate 32% equity investment owned by SMI.

The businesses that comprise the Financial Services segment offer a variety of asset management and related financial services to registered investment companies, retail investors, institutions and individuals.

Upon the completion of a public offering of DST common stock and associated transactions in November 1995, the Company's ownership of DST was reduced from 100% to approximately 41%. As discussed below, the 1998 merger between a wholly-owned subsidiary of DST and USCS International, Inc. ("USCS"), accounted for by DST as a pooling of interests, reduced KCSI's ownership of DST to approximately 32% and resulted in a one-time pretax non-cash charge of approximately $36.0 million.

All per share information included in this Item 7 is presented on a diluted basis, unless specifically identified otherwise.


RECENT DEVELOPMENTS

Planned Separation of the Company Business Segments. The Company announced its intention to separate the Transportation and Financial Services segments through a proposed dividend of the stock of Stilwell, a holding company for its Financial Services businesses (the "Separation"). On July 12, 1999, the Company announced that the Internal Revenue Service ("IRS") issued a favorable tax ruling permitting the Company to separate its Financial Services segment from its Transportation segment. Additionally, in February 2000, the Company received a favorable supplementary tax ruling from the IRS to the effect that the assumption of $125 million of KCSI debt by Stilwell (in connection with the Company's re-capitalization discussed below) would have no effect on the previously issued tax ruling. In contemplation of the Separation, the Company's stockholders approved a one-for-two reverse stock split at a special stockholders' meeting held on July 15, 1998. The Company will not effect the reverse stock split until the Separation is completed.

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

The Janus Fund Trustees ("Trustees") expressed support on March 26, 1999 for the proposal of the Janus Minority Group, indicating that, based on their discussions with members of that group, the Trustees believed the proposal would provide superior equity ownership opportunities for key Janus employees and could help assure continuity of management for the Janus Funds. Stilwell management assured the Trustees of their support for equity incentive arrangements for key Janus personnel, but believed these incentives could be achieved without a separate spin-off of Janus. The Trustees have continued to express their support for equity incentive arrangements for the key Janus personnel, but have indicated that they intend to remain neutral with respect to the disagreements between Stilwell and the Janus Minority Group. The Trustees have strongly encouraged the parties to resolve their disagreements as soon as possible so that they would not be a distraction to the management of the Janus Funds.

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


Stilwell Files a Registration Statement on Form 10 with the Securities and Exchange Commission ("SEC"). On August 19, 1999, the Company reported that Stilwell filed a Form 10 with the SEC in connection with KCSI's proposed Separation. The filing includes an Information Statement that will be provided to KCSI shareholders after the Form 10 becomes effective. The Company has received comments from the SEC and has been involved in detailed discussions with the SEC on such items. As part of this process, the Company filed Amendment #1 to the Stilwell Form 10 on October 18, 1999, Amendment #2 on December 22, 1999 and Amendment #3 on January 19, 2000. The Stilwell Form 10 has not been declared effective.


Re-capitalization of the Company's Debt Structure. In preparation for the Separation, the Company re-capitalized its debt structure in January 2000 through a series of transactions as follows:

Bond Tender and Other Debt Repayment. On December 6, 1999, KCSI commenced offers to purchase and consent solicitations with respect to any and all of the Company's outstanding 7.875% Notes due July 1, 2002, 6.625% Notes due March 1, 2005, 8.8% Debentures due July 1, 2022, and 7% Debentures due December 15, 2025 (collectively "Debt Securities" or "notes and debentures").

Approximately $398.4 million of the $400 million outstanding Debt Securities were validly tendered and accepted by the Company. Total consideration paid for the repurchase of these outstanding notes and debentures was $401.2 million. Funding for the repurchase of these Debt Securities and for the repayment of $264 million of borrowings under then existing revolving credit facilities was obtained from two new credit facilities (the "KCS Credit Facility" and the "Stilwell Credit Facility", or collectively "New Credit Facilities"), each of which was entered into on January 11, 2000. These New Credit Facilities, as described further below, provide for total commitments of $950 million.

In first quarter 2000, the Company will report an extraordinary loss on the extinguishment of the Company's notes and debentures of approximately $5.9 million, net of income taxes.

KCS Credit Facility. The KCS Credit Facility provides for a total commitment of $750 million, comprised of three separate term loans totaling $600 million with $200 million due January 11, 2001, $150 million due December 30, 2005 and $250 million due December 30, 2006 and a revolving credit facility available until January 11, 2006 ("KCS Revolver"). The availability under the KCS Revolver will initially be $150 million and will be reduced to $100 million on the later of January 2, 2001 and the expiration date with respect to the Grupo TFM Capital Contribution Agreement (see Grupo TFM below in "Significant Developments"). Letters of credit are also available under the KCS Revolver up to a limit of $90 million. Borrowings under the KCS Credit Facility are secured by substantially all of the Transportation segment's assets.

On January 11, 2000, KCSR borrowed the full amount ($600 million) of the term loans and used the proceeds to repurchase the Debt Securities, retire other debt obligations and pay related fees and expenses. No funds were initially borrowed under the KCS Revolver. Proceeds of future borrowings under the KCS Revolver are to be used for working capital and for other general corporate purposes. The letters of credit under the KCS Revolver are to be used to support obligations in connection with the Grupo TFM Capital Contribution Agreement ($15 million may be used for general corporate purposes).

Interest on the outstanding loans under the KCS Credit Facility shall accrue at a rate per annum based on the London interbank offered rate ("LIBOR") or the prime rate, as the Company shall select. Each loan shall accrue interest at the selected rate plus the applicable margin, which will be determined by the type of loan. Until the term loan maturing in 2001 is repaid in full, the term loans maturing in 2001 and 2005 and all loans under the KCS Revolver will have an applicable margin of 2.75% per annum for LIBOR priced loans and 1.75% per annum for prime rate priced loans and the term loan maturing in 2006 will have an applicable margin of 3.00% per annum for LIBOR priced loans and 2.00% per annum for prime rate based loans. The interest rate with respect to the term loan maturing in 2001 is also subject to 0.25% per annum interest rate increases every three months until such term loan is paid in full, at which time, the applicable margins for all other loans will be reduced and may fluctuate based on the leverage ratio of the Company at that time.

The KCS Credit Facility requires the payment to the banks of a commitment fee of 0.50% per annum on the average daily, unused amount of the KCS Revolver. Additionally a fee equal to a per annum rate equal to 0.25% plus the applicable margin for LIBOR priced revolving loans will be paid on any letter of credit issued under the KCS Credit Facility. The KCS Credit Facility contains certain covenants, among others, as follows: i) restricts the payment of cash dividends to common stockholders; ii) limits annual capital expenditures; iii) requires hedging instruments with respect to at least 50% of the outstanding balances of each of the term loans maturing in 2005 and 2006 to mitigate interest rate risk associated with the new variable rate debt; and iv) provides leverage ratio and interest coverage ratio requirements typical of this type of debt instrument. These covenants, along with other provisions could restrict maximum utilization of the facility. Issue costs relating to the KCS Credit Facility of approximately $17.6 million were deferred and will be amortized over the respective term of the loans.

In accordance with the provision requiring the Company to manage its interest rate risk through hedging activity, in first quarter 2000 the Company entered into five separate interest rate cap agreements for an aggregate notional amount of $200 million expiring on various dates in 2002. The interest rate caps are linked to LIBOR. $100 million of the aggregate notional amount provides a cap on the Company's interest rate of 7.25% plus the applicable spread, while $100 million limits the interest rate to 7% plus the applicable spread. Counterparties to the interest rate cap agreements are major financial institutions who also participate in the New Credit Facilities. Credit loss from counterparty non-performance is not anticipated.

Stilwell Credit Facility. On January 11, 2000, KCSI also arranged a new $200 million 364-day senior unsecured competitive Advance/Revolving Credit Facility ("Stilwell Credit Facility"). KCSI borrowed $125 million under this facility and used the proceeds to retire debt obligations as discussed above. Stilwell has assumed this credit facility, including the $125 million borrowed thereunder, and upon completion of the Separation, KCSI will be released from all obligations thereunder. Stilwell repaid the $125 million in March 2000.

Two borrowing options are available under the Stilwell Credit Facility: a competitive advance option, which is uncommitted, and a committed revolving credit option. Interest on the competitive advance option is based on rates obtained from bids as selected by Stilwell in accordance with the lender's standard competitive auction procedures. Interest on the revolving credit option accrues based on the type of loan (e.g., Eurodollar, Swingline, etc.) with rates computed using LIBOR plus 0.35% per annum or, alternatively, the highest of the prime rate, the Federal Funds Effective Rate plus 0.005%, and the Base Certificate of Deposit Rate plus 1%.

The Stilwell Credit Facility includes a facility fee of 0.15% per annum and a utilization fee of 0.125% on the amount of the outstanding loans under the facility for each day on which the aggregate utilization of the Stilwell Credit Facility exceeds 33% of the aggregate commitments of the various lenders. Additionally, the Stilwell Credit Facility contains, among other provisions, various financial covenants, which could restrict maximum utilization of the Stilwell Credit Facility. Stilwell may assign or delegate all or a portion of its rights and obligations under the Stilwell Credit Facility to one or more of its domestic subsidiaries.


Sale of Janus Stock. In first quarter 2000, Stilwell sold to Janus, for treasury, 192,408 shares of Janus common stock and such shares will be available for awards under Janus' recently adopted Long Term Incentive Plan. Janus has agreed that for as long as it has available shares of Janus common stock for grant under that plan, it will not award phantom stock, stock appreciation rights or similar rights. The sale of these shares resulted in an after-tax gain of approximately $15.7 million, and together with the issuance by Janus of approximately 35,000 shares of restricted stock in first quarter 2000, reduced Stilwell's ownership to approximately 81.5%.


Litigation Settlement. In January 2000, Stilwell received approximately $44 million in connection with the settlement of a legal dispute related to a former equity investment. The settlement agreement resolves all outstanding issues related to this former equity investment. In first quarter 2000, Stilwell will recognize an after-tax gain of approximately $26 million as a result of this settlement.


Dividends Suspended for KCSI Common Stock. During first quarter 2000, the Company's Board announced that, based upon a review of the Company's dividend policy in conjunction with the New Credit Facilities discussed above and in light of the anticipated Separation, it decided to suspend the Common stock dividend of KCSI under the existing structure of the Company. This action complies with the terms and covenants of the New Credit Facilities. Subsequent to the Separation, the separate Boards of KCSI and Stilwell will determine the appropriate dividend policy for their respective companies.


Burlington Northern Santa Fe Railway and Canadian National Railway Merger. In December 1999, The Burlington Northern and Santa Fe Railway Company ("BNSF") and Canadian National Railway Company ("CN") announced their intention to combine the two railroad companies. In March 2000, however, the Surface Transportation Board ("STB") issued a 15-month moratorium on railroad mergers until the STB can adopt new rules governing merger activities. This decision temporarily delays the proposed combination of BNSF and CN. BNSF and CN have filed a motion of appeal in an attempt to force the STB to review the BNSF-CN merger application. KCSR management believes the STB's decision to suspend merger activities during this 15-month period will allow the rail industry to focus on improving customer service and operating efficiency rather than merger concerns. In the long term, however, management believes a merger of BNSF and CN could have an adverse impact on revenues through traffic diversions from the KCSR-CN/IC marketing alliance (see below).


KCSR Purchase of 50 New Locomotives. During 1999, KCSR reached an agreement with General Electric ("GE") for the purchase of 50 new GE 4400 AC Locomotives with remote power capability. The addition of these state-of-the-art locomotives is expected to have a favorable impact on operations as a result of, among other things: retirement of older locomotives with significant ongoing maintenance needs; decreased maintenance costs and improved fuel efficiency; better fleet utilization; increased hauling power eliminating the need for certain helper service; and higher reliability and efficiency resulting in fewer train delays and less congestion. Southern Capital, through its existing variable rate credit lines, financed the purchase of these new locomotives, and leases them to KCSR under operating leases. Rates on these operating leases vary based on the Company's credit rating. As a result of this transaction, operating lease expense is expected to be approximately $7 million higher in 2000 compared to 1999. KCSR expects, however, associated operating cost reductions with these new and more efficient AC locomotives. Delivery of these locomotives was completed in December 1999.


Panama Canal Railway Company. In January 1998, the Republic of Panama awarded KCSR and its joint venture partner, Mi-Jack Products, Inc., the concession to reconstruct and operate the PCRC. The 47-mile railroad runs parallel to the Panama Canal and, upon reconstruction, will provide international shippers with an important complement to the Panama Canal. In November 1999, PCRC completed the financing arrangements for this project with the International Finance Corporation ("IFC"), a member of the World Bank Group. The financing is comprised of a $5 million investment from the IFC and senior loans in the aggregate amounts of up to $45 million. The investment of $5 million from the IFC is comprised of non-voting preferred shares, paying a 10% cumulative dividend. These preferred shares reduce the Company's ownership interest in PCRC from 50% to 41.67%. The preferred shares are expected to be redeemed at the option of IFC any year after 2008 at the lower of i) a net cumulative internal rate of return of 30%, or ii) eight-times earnings before interest, income taxes, depreciation and amortization (average of two consecutive years)
calculated in proportion to the IFC's percentage ownership in PCRC. Under certain limited conditions, the Company is a guarantor for up to $15 million of cash deficiencies associated with project completion. Additionally, if the Company or its partner terminates the concession contract without the consent of the IFC, the Company is a guarantor for up to 50% of the outstanding senior loans. The total cost of the reconstruction project is estimated to be $75 million with an equity commitment from KCSR not to exceed $13 million.
Reconstruction of PCRC's right-of-way is expected to be complete in mid-2001 with commercial operations to begin immediately thereafter.

RESULTS OF OPERATIONS

SIGNIFICANT DEVELOPMENTS

In addition to the developments mentioned above, consolidated operating results from 1997 to 1999 were affected by the following significant developments.

CONSOLIDATED KCSI

Repurchase of Stock. As disclosed in the Current Report on Form 8-K dated February 25, 1999, the Company repurchased 460,000 shares of its common stock from The DST Systems, Inc. Employee Stock Ownership Plan (the "DST ESOP") in a private transaction. The DST ESOP has previously sold to the Company other shares of KCSI stock, which were part of the DST ESOP's assets as a result of DST's participation in the Company's employee stock ownership plan prior to DST's initial public offering in 1995.

The shares were purchased at a price equal to the closing price per share of KCSI's common stock on the New York Stock Exchange on February 24, 1999. The shares are held in treasury for use in connection with the Company's various employee benefit plans.

These repurchases are part of the 33 million share repurchase plan that the Board authorized through two programs - the 1995 program for 24 million shares and the 1996 program for 9 million shares. Including this transaction, the Company has repurchased a total of approximately 28.1 million shares under these programs.

During 1998, there were no repurchases under these programs. During 1997, the Company purchased approximately 2.9 million shares at an aggregate cost of approximately $50 million. A portion of the shares under the 1996 program were repurchased through a forward stock purchase contract, which was completed during 1997. See discussion in "Financial Instruments and Purchase Commitments" below.


Stock Split and 20% Increase in Quarterly Common Stock Dividend. On July 29, 1997, the Board authorized a 3-for-1 split in the Company's common stock effected in the form of a stock dividend. Amounts reported in this Form 10-K reflect this stock split. The Board also voted to increase the quarterly dividend 20% to $0.04 per share (post-split). Both dividends were paid on September 16, 1997 to stockholders of record as of August 25, 1997. However, see "Recent Developments" for a discussion of the suspension of dividends.


FINANCIAL SERVICES

Financial Services Companies Contributed to Stilwell Financial, Inc. In preparation for the Separation, effective July 1, 1999, KCSI contributed to Stilwell its ownership interests in Janus, Berger, Nelson and DST, as well as certain other financial services-related assets, and Stilwell assumed all of KCSI's liabilities associated with the assets transferred. It is contemplated that Stilwell will be listed on the New York Stock Exchange and, at about the time of the Separation, will begin trading under the symbol "SV".


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


Berger LLC Formation and Ownership History. On September 30, 1999, Berger Associates, Inc. ("BAI") assigned and transferred its operating assets and business to its subsidiary, Berger LLC, a limited liability company. In addition, BAI changed its name to Stilwell Management, Inc. ("SMI"). SMI owns 100% of the preferred limited liability company interests and approximately 86% of the regular limited liability company interests in Berger. The remaining 14% of regular limited liability company interests were issued to key SMI and Berger employees, resulting in a non-cash compensation charge. Additionally, in late 1999 Stilwell contributed to SMI the approximate 32% investment in DST.

Prior to the change in corporate form discussed above, the Company owned 100% of BAI. The Company increased its ownership in BAI to 100% during 1997 as a result of BAI's purchase, for treasury, of common stock from minority shareholders and the acquisition by KCSI of additional BAI shares from a minority shareholder through the issuance of 330,000 shares of KCSI common stock. In connection with these transactions, BAI granted options to acquire shares of its stock to certain employees. All of the outstanding options were cancelled upon formation of Berger. This transaction resulted in approximately $17.8 million of goodwill, which is being amortized over 15 years. However, the Company recorded a $12.7 million impairment of goodwill associated with the investment in Berger. The Company determined that a portion of the goodwill recorded in connection with the Berger investment was not recoverable, primarily due to below-peer performance and growth of the core Berger funds in 1996 and 1997. See discussion in Note 4 to the consolidated financial statements.

The Company's 1994 acquisition of a controlling interest in BAI was completed under a Stock Purchase Agreement ("Agreement") covering a five-year period ending in October 1999. Pursuant to the Agreement, the Company was required to make additional purchase price payments based upon BAI attaining certain incremental levels of assets under management up to $10 billion by October 1999. The Company paid $3.0 million under this Agreement in 1999. No payments were made during 1998. In 1997, the Company made additional payments of $3.1 million. These payments represent adjustments to the purchase price and the resulting goodwill is being amortized over 15 years.


Acquisition of Nelson. On April 20, 1998, the Company completed its acquisition of 80% of Nelson, an investment advisor and manager based in the United Kingdom ("UK"). Nelson offers planning based asset management services directly to private clients. Nelson managed approximately $1.3 billion of assets as of December 31, 1999. The acquisition, accounted for as a purchase, was completed using a combination of cash, KCSI common stock and notes payable. The total purchase price was approximately $33 million. The purchase price was in excess of the fair market value of the net tangible and identifiable intangible assets received and this excess was recorded as goodwill to be amortized over a period of 20 years. Assuming the transaction had been completed January 1, 1998, inclusion of Nelson's results on a pro forma basis, as of and for the year ended December 31, 1998, would not have been material to the Company's consolidated results of operations.

Berger Joint Venture. During 1996, Berger entered into a joint venture agreement with Bank of Ireland Asset Management (U.S.) Limited ("BIAM"), a subsidiary of Bank of Ireland, to develop and market a series of international and global mutual funds, as well as manage various private accounts. The venture, named BBOI Worldwide LLC ("BBOI"), is headquartered in Denver, Colorado. Berger accounts for its 50% investment in BBOI under the equity method. Berger and BIAM have entered into an agreement to dissolve BBOI. Contingent upon trustee and shareowner approval, when BBOI is dissolved, Berger will become the advisor and administrator to the series of funds referred to as the Berger/BIAM Funds. BIAM, provided necessary approvals for assignment of advisory agreements are completed, will become the advisor to BBOI's private accounts. The Company expects the dissolution to be completed by June 30, 2000.


TRANSPORTATION

Negotiations to Purchase Mexican Government's Ownership Interest in TFM. On January 28, 1999, the Company, along with other direct and indirect owners of TFM, entered into a preliminary agreement with the Mexican Government ("Government"). As part of that agreement, an option was granted to the Company, Transportacion Maritima Mexicana, S.A. de C.V. ("TMM") and Grupo Servia, S.A. de C.V. ("Grupo Servia") to purchase all or a portion of the Government's 20% ownership interest in TFM at a discount. The option, under the terms of the preliminary agreement, has expired. However, management of TFM has advised the Company that negotiations with the Government are continuing and TFM management expects that the Government will extend the option.


Access to Geismar, Louisiana Industrial Corridor. At a voting conference held on March 25, 1999, the STB unanimously approved the merger of CN and Illinois Central ("IC") (collectively referred to as "CN/IC"). The STB issued its written approval with an effective date of June 24, 1999, at which time the CN was permitted to exercise control over IC's operations and assets. As part of this approval, the STB imposed certain restrictions on the merger including a condition requiring that the CN/IC grant KCSR access to three shippers in the Geismar, Louisiana industrial area: Rubicon, Inc. ("Rubicon"), Uniroyal Chemical Company, Inc. ("Uniroyal") and Vulcan Materials Company ("Vulcan"). These are in addition to the three Geismar shippers (BASF Corporation -"BASF", Shell Chemical Company -"Shell", and Borden Chemical and Plastics -"Borden") to which KCSR obtained access as a result of the strategic alliance agreement with CN/IC discussed below. Access to these six shippers begins October 1, 2000 and management believes it will provide the Company with additional revenue opportunities. See further discussion below with respect to the Marketing Alliance with CN/IC.


Intermodal facility at the former Richards-Gebaur Airbase. During 1999, KCSR entered into a fifty year lease with the City of Kansas City, Missouri to establish an automotive and intermodal facility at the former Richards-Gebaur Airbase, which is located adjacent to KCSR's main rail line. The Federal Aviation Administration ("FAA") has officially approved the closure of the existing airport, and improvements have commenced. KCSR expects to relocate its Kansas City intermodal facility to Richards-Gebaur during 2001.

Management expects that the new facility will provide additional capacity as well as a strategic opportunity to serve as an international trade facility. Management plans for this facility to serve as a U.S. customs pre-clearance processing facility for freight moving along the NAFTA corridor. This is expected to alleviate some of the congestion at the borders, resulting in more fluid service to KCSL's customers, as well as customers throughout the rail industry.

KCSR expects to spend approximately $20 million for site improvements and infrastructure at Richards-Gebaur. Management expects to fund these improvements using operating cash flows and existing credit facilities. Lease payments are expected to range between $400,000 and $700,000 per year and will be adjusted for inflation based on agreed-upon formulas. Management believes that, with the addition of this facility, KCSR is positioned to increase its automotive and intermodal revenue base by attracting additional NAFTA traffic.


Transportation Restructuring, Asset Impairment and Other Charges. In connection with the Company's review of its accounts for the year ended December 31, 1997 in accordance with established accounting policies, as well as a change in the Company's methodology for evaluating the recoverability of goodwill during 1997 (as set forth in Note 2 to the consolidated financial statements), $196.4 million of restructuring, asset impairment and other charges were recorded during fourth quarter 1997 (including approximately $18.4 million recorded by the Financial Services segment relating to i) a goodwill impairment associated with the Berger investment; ii) the impairment of a non-core investment; and
iii) a contract reserve). After consideration of related tax effects, the Transportation segment's charges reduced its net income by $141.9 million, or $1.32 per share. The charges included:

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

o A $38.5 million charge representing long-lived assets held for disposal. Certain branch lines on the MidSouth route and certain non-operating real estate were designated for sale. During 1998, one of the branch lines was sold for a pretax gain of approximately $2.9 million. In first quarter 2000 the other branch line was sold for a minimal pretax gain. A potential buyer has been identified for the non-operating real estate and management is currently negotiating this transaction.

o Approximately $27.1 million in reserves related to the termination of union productivity fund and employee separations. The union productivity fund was established in connection with prior collective bargaining agreements and required KCSR to pay employees when reduced crew levels were used. The termination of this fund resulted in a reduction of salaries and wages expense for the year ended December 31, 1998 of approximately $4.8 million. During 1998, approximately $23.1 million in cash payments reduced these reserves and approximately $2.5 million of the reserves were reduced based primarily on changes in the estimate of claims made relating to the union productivity fund. During 1999, approximately $1.1 million of cash payments were made relating to the union productivity fund and employee separations, leaving a reserve of approximately $0.4 million at December 31, 1999.

o A $9.2 million impairment of assets at Global Terminaling Services, Inc. (formerly Pabtex, Inc.) as a result of continued operating losses and a decline in its customer base.

o Approximately $11.9 million of other charges and reserves related to leases, contracts and other reorganization costs. Based on the Company's review of its assets and liabilities, certain charges were recorded to reflect recoverability and/or obligation as of December 31, 1997. During 1999 and 1998, approximately $2.2 and $6.6 million, respectively, in cash payments were made leaving approximately $1.8 million accrued at December 31, 1999.

Marketing  Alliance with Canadian  National and Illinois  Central.  On April 16,
1998, KCSR, CN and IC announced a 15-year marketing alliance that offers shippers new competitive options in a rail freight transportation network that links key north-south continental freight markets. The marketing alliance did not require STB approval and was effective immediately. This alliance connects points in Canada with the major U.S. Midwest markets of Detroit, Chicago, Kansas City and St. Louis, as well as key Southern markets of Memphis, Dallas and Houston. It also provides shippers with access to Mexico's rail system through TFM.

In addition to providing access to key north-south international and domestic U.S. traffic corridors, the railways' seek to increase business in existing markets, primarily automotive and intermodal, as well as in other key carload markets, including those for chemical and forest products. Transportation management expects this alliance to provide opportunities for revenue growth and position the railway as a key provider of rail service to the NAFTA corridor.

Under a separate access agreement, CN and KCSR plan investments in automotive, intermodal and transload facilities at Memphis, Dallas, Kansas City and Chicago to capitalize on the growth potential represented by the marketing alliance. Access to the proposed terminals would be assured for the 25-year life span of the facilities, regardless of any change in corporate control. Under the terms of this access agreement, KCSR would extend its rail system in the Gulf area and, in October 2000, gain access to additional chemical customers in the Geismar, Louisiana industrial area, one of the largest chemical production areas in the world, through a haulage agreement. Management expects this access to provide additional revenue opportunities for the Company. Prior to this access agreement, the Company received preliminary STB approval for construction of a nine-mile rail line from KCSR's main line into the Geismar industrial area, which the chemical manufacturers requested to be built to provide them with competitive rail service. The Company will continue to hold the option of the Geismar build-in provided that it is able to obtain the requisite approvals. During 1999, however, the Company wrote-off approximately $3.6 million of costs related to the Geismar build-in that had previously been capitalized. See discussion above in "Recent Developments" for the potential adverse impact that the proposed merger of BNSF and CN could have on KCSR revenues as a result of traffic diversions away from the KCSR-CN/IC alliance.


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


Grupo TFM. Grupo TFM, a joint venture of the Company and TMM, was awarded the right to purchase 80% of the common stock of TFM for approximately 11.072 billion Mexican pesos (approximately $1.4 billion based on the U.S. dollar/Mexican peso exchange rate on December 5, 1996). TFM holds the concession to operate over Mexico's Northeast Rail Lines for 50 years, with the option of a 50-year extension (subject to certain conditions).

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

On January 31, 1997, Grupo TFM paid the first installment of the purchase price (approximately $565 million based on the U.S. dollar/Mexican peso exchange rate) to the Government, representing approximately 40% of the purchase price. Grupo TFM funded this initial installment of the TFM purchase price through capital contributions from TMM and the Company. The Company contributed approximately $298 million to Grupo TFM, of which approximately $277 million was used by Grupo TFM as part of the initial installment payment. The Company financed this contribution using borrowings under existing lines of credit.

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

In first quarter 1997, the Company entered into two separate forward contracts - $98 million in February 1997 and $100 million in March 1997 - to purchase Mexican pesos in order to hedge against a portion of the Company's exposure to fluctuations in the value of the Mexican peso versus the U.S. dollar. In April 1997, the Company realized a $3.8 million pretax gain in connection with these contracts. This gain was deferred, and has been accounted for as a component of the Company's investment in Grupo TFM. These contracts were intended to hedge only a portion of the Company's exposure related to the final installment of the purchase price and not any other transactions or balances.

Concurrent with the financing transactions, Grupo TFM, TMM and the Company entered into a Capital Contribution Agreement ("Contribution Agreement") with TFM, which includes a possible capital call of $150 million from TMM and the Company if certain performance benchmarks, outlined in the agreement, are not met. The Company would be responsible for approximately $74 million of the capital call. The term of the Contribution Agreement is three years. In a related agreement between Grupo TFM, TFM and the Government, among others, the Government agreed to contribute up to $37.5 million of equity capital to Grupo TFM if TMM and the Company were required to contribute under the capital call provisions of the Contribution Agreement prior to July 16, 1998. The Government also committed that if it had not made any contributions by July 16, 1998, it would, up to July 31, 1999, make additional capital contributions to Grupo TFM (of up to an aggregate amount of $37.5 million) on a proportionate basis with TMM and the Company if capital contributions are required. During these periods, no additional contributions from the Company were requested or made and, therefore, the Government was not required to contribute any additional capital to Grupo TFM under this related agreement. The commitment from the Government to participate in a capital call has expired. The provisions of the Contribution Agreement requiring a capital call from TMM and the Company expire in June 2000. If a capital call occurs prior to June 2000, the provisions of the Contribution Agreement automatically extend to June 2002. As of December 31, 1999 no additional contributions from the Company have been requested or made.

At December 31, 1999, the Company's investment in Grupo TFM was approximately $286.5 million. The Company's interest in Grupo TFM is approximately 37% (with TMM and a TMM affiliate owning 38.4% and the Government owning the remaining 24.6%). The Company accounts for its investment in Grupo TFM under the equity method.

See above for discussion of the Company's option to purchase a portion of the Government's interest in TFM.


Gateway Western. The Company acquired beneficial ownership of the outstanding stock of Gateway Western in December 1996. The stock acquired by the Company was held in an independent voting trust until the Company received approval from the STB on the acquisition effective May 5, 1997. The consideration paid for Gateway Western (including various acquisition costs and liabilities) was approximately $12.2 million, which exceeded the fair value of the underlying net assets by approximately $12.1 million. The resulting intangible is being amortized over a period of 40 years.

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

Under a prior agreement with The Atchison, Topeka & Santa Fe Railway Company, BNSF has the option to purchase the assets of Gateway Western (based on a fixed formula in the agreement) through the year 2004.


Railroad Industry Trends and Competition. The Company's rail operations compete against other railroads, many of which are much larger and have significantly greater financial and other resources than KCSL. Since 1994, there has been significant consolidation among major North American rail carriers, including the merger of Burlington Northern, Inc. and Santa Fe Pacific Corporation ("BN/SF", collectively "BNSF"), the UP and the Chicago and North Western Transportation Company ("UP/CNW") and the 1996 merger of UP with SP. Further, in 1997 CSX Corporation ("CSX") and Norfolk Southern completed negotiations to purchase parts of Conrail, Inc. ("Conrail"), which was approved by the STB in 1998. In February 1998, CN announced its intention to acquire the IC, which received STB approval effective in June 1999. Most recently, BNSF and CN announced their intention to merge, subject to various regulatory approvals. (Note: In March 2000, the STB issued a 15-month moratorium on railroad merger activities, which has temporarily delayed the merger between BNSF and CN). As a result of this consolidation, the industry is now dominated by a few
"mega-carriers". The Company believes that KCSR revenues were negatively affected (primarily in 1996 and early 1997) by the UP/SP and BN/SF mergers as a result of the increased competition, which led to diversions of rail traffic away from KCSR lines. The Company also believes that KCSR revenues have been negatively impacted by the congestion resulting from the Norfolk Southern and CSX takeover of Conrail. KCSR management regards the larger western railroads, in particular, as significant competitors to the Company's operations and prospects because of their substantial resources. The ongoing impact to KCSR of these mergers is uncertain. Management believes, however, that because of its investments and strategic alliances, KCSL is positioned to attract additional rail traffic through its "NAFTA Railway."

In addition to competition within the railroad industry, the Company's Transportation segment is subject to competition from motor carriers, barge lines and other maritime shipping, which compete with the Company across certain routes in its operating area. Mississippi and Missouri

River barge traffic, among others, compete with KCSR in the transportation of bulk commodities such as grains, steel and petroleum products. Additionally, truck carriers have eroded the railroad industry's share of total transportation revenues. Changing regulations, subsidized highway improvement programs and favorable labor regulations have improved the competitive position of trucks in the United States as an alternative mode of surface transportation for many commodities. Low fuel prices disproportionately benefit trucking operations over railroad companies, since locomotives are more fuel-efficient than trucks. Conversely, trucking companies are more negatively affected in times of higher fuel prices. Intermodal traffic and certain other traffic face highly price sensitive competition, particularly from motor carriers. In the United States, the truck industry frequently is more cost and transit-time competitive than railroads, particularly for distances of less than 300 miles. However, rail carriers, including KCSR, have placed an emphasis on competing in the intermodal marketplace, working together to provide end-to-end transportation of products.

While deregulation of freight rates has enhanced the ability of railroads to compete with each other and with alternative modes of transportation, this increased competition has resulted in downward pressure on freight rates. Competition with other railroads and other modes of transportation is generally based on the rates charged, the quality and reliability of the service provided and the quality of the carrier's equipment for certain commodities.

See "Union Labor Negotiations" below for a discussion of the impact of labor issues and regulations on competition in the transportation industry.


Union Labor  Negotiations.  Approximately 83% of KCSR and 88% of Gateway Western
employees,   respectively,  are  covered  under  various  collective  bargaining agreements.

In 1996, national labor contracts governing the KCSR were negotiated with all major railroad unions, including the United Transportation Union, the
Brotherhood of Locomotive Engineers, the Transportation Communications International Union, the Brotherhood of Maintenance of Way Employees, and the International Association of Machinists and Aerospace Workers. The provisions of the various labor agreements, which extended to December 31, 1999, generally include periodic general wage increases, lump-sum payments to workers, and greater work rule flexibility, among other provisions. These agreements did not have a material effect on the Company's consolidated results of operations, financial position or cash flows. As a result of the operating efficiencies gained by the existing agreements, management believes the Company is better positioned to compete effectively with alternative forms of transportation. Railroads continue, however, to be restricted by certain remaining restrictive work rules and are thus prevented from achieving optimum productivity with existing technology and systems. Formal negotiations have begun with all unions on revising these agreements. Those agreements remain in effect until the new agreements are reached. Management does not expect that this process or the resulting labor agreements will have a material impact on its consolidated results of operations, financial condition or cash flows.

Labor agreements related to former MidSouth employees covered by collective bargaining agreements reopened for negotiations in 1996. These agreements entail eighteen separate groups of employees and are not included in the national labor contracts. KCSR management has reached new agreements with all but one of these unions. While discussions with this one union are ongoing, the Company does not anticipate that this process or the resulting labor agreement will have a material impact on its consolidated results of operations, financial condition or cash flows.

The majority of employees of the Gateway Western are covered by collective bargaining agreements that extended through December 1999. Unions representing machinists and electrical workers, however, are operating under 1994 contracts and are currently in negotiations to extend these contracts. Negotiations on the agreements that extend through December 1999 began in late 1999. The Company does not anticipate that this process or the resulting labor agreements will have a material impact on its consolidated results of operations, financial condition or cash flows.

KCSR, Gateway and other railroads continue to be affected by labor regulations, which are more burdensome than those governing non-rail industries, such as trucking competitors. The Railroad Retirement Act requires up to a 23.75% contribution by railroad employers on eligible wages, while the Social Security and Medicare Acts only require a 7.65% employer contribution on similar wage bases. Other programs, such as The Federal Employees Liability Act (FELA), when compared to worker's compensation laws, vividly illustrate the competitive disadvantage placed upon the rail industry by federal labor regulations.


Safety and Quality Programs. KCSR is working hard to achieve its safety vision of becoming the safest railway in North America. In 1999, KCSR made progress toward this vision. The Federal Railroad Administration ("FRA") Reportable Injury Performance improved by 10% and the number of Highway Rail Grade Crossing Collisions decreased by 24%. While total derailments remained largely unchanged from 1998, a series of strategic initiatives are underway to assist in enhancing safety performance.

The driving force for these initiatives is strong leadership at the senior field and corporate level within KCSR, and joint ownership of the safety processes by craft employees and managers. This leadership and joint ownership in safety are helping shape an improved safety culture at KCSR.

Some of the safety-related initiatives now underway at KCSR include:
o The development and communication of Division - Safety Action Plans that direct human and financial resources to those areas crucial for success in safety.
o Continued evolution of comprehensive training processes for craft and management employees.
o The establishment of local safety committees inclusive of craft committee representatives on the newly formed Senior Safety Leadership Council. This council is chaired by KCSR's Chief Operations Officer and includes much of the senior management team.
o Conducting system-wide safety assessments to review and enhance physical plant, facilitate dialogue among KCSR personnel and involve management and union leadership in enhancing the safety culture.
o Establishment of a series of recognition processes designed to reward superior performance in safety and foster ownership of the safety processes.
o Demonstrated commitment by KCSR as a Responsible Care(R) - Partner company to meet and exceed the Chemical Manufacturer's Association's - Codes of Management Practices.
o Development of a new Safety and Rules book through processes that involve craft/management leaders writing and communicating the rules and recommended work practices.
o Enhanced operational testing (behavior type auditing) of craft employees, including coaching substandard performance and recognizing safe work practices.
o Establishment of challenging goals and related funding to enhance highway rail grade crossing safety.

INDUSTRY SEGMENT RESULTS


The Company's revenues,  operating income and net income by industry segment are as follows (in millions):
                                   1999(i)              1998(ii)              1997(iii)
                                -----------           -----------           -----------
    Transportation              $     601.4           $     613.5           $     573.2
    Financial Services              1,212.3                 670.8                 485.1
                                -----------           -----------           -----------
          Total                 $   1,813.7           $   1,284.3           $   1,058.3
                                ===========           ===========           ===========

Operating Income (Loss)
    Transportation              $      64.1           $     113.9           $     (92.7)
    Financial Services                518.3                 280.6                 199.2
                                -----------           -----------           -----------
          Total                 $     582.4           $     394.5           $     106.5
                                ===========           ===========           ===========

Net Income (Loss)
    Transportation              $      10.2           $      38.0           $    (132.1)
    Financial Services                313.1                 152.2                 118.0
                                -----------           -----------           -----------
          Total                 $     323.3           $     190.2           $     (14.1)
                                ===========           ===========           ===========

(i) Includes unusual costs and expenses of $12.7 million ($7.9 million after-tax) recorded by the Transportation segment, reflecting, among others, amounts for facility and project closures, employee separations, Separation related costs, labor and personal injury related issues.

(ii) Includes a one-time non-cash charge of $36.0 million ($23.2 million after-tax) resulting from the merger of a wholly-owned subsidiary of DST with USCS. DST accounted for the merger under the pooling of interests method. The charge reflects the Company's reduced ownership of DST (from 41% to approximately 32%), together with the Company's proportionate share of DST and USCS fourth quarter merger-related charges. See Note 3 to the consolidated financial statements in this Form 10-K.

(iii)Includes $196.4 million ($158.1 million after-tax, comprised of $141.9 million -Transportation segment and $16.2 million - Financial Services segment) of restructuring, asset impairment and other charges recorded during fourth quarter 1997. The charges reflect impairment of goodwill associated with KCSR's 1993 acquisition of the MidSouth and the Company's investment in Berger, long-lived assets held for disposal, impaired long-lived assets, reserves related to termination of a union productivity fund and employee separations, and other reserves for leases, contracts and reorganization costs. See Notes 2 and 4 to the consolidated financial statements in this Form 10-K.

Consolidated 1999 net income increased $133.1 million, or 70%, to $323.3 million, reflecting higher net income from the Financial Services segment resulting from an 86% increase in average assets under management year to year and the impact of the 1998 DST and USCS merger charges. Partially offsetting this increase was a decline in net income from the Transportation segment arising from lower revenues and higher costs and expenses, including $7.9 million (after-tax) of certain unusual costs and expenses. Consolidated revenues and operating income improved 41% and 48%, respectively, as a result of higher assets under management and improved operating margins from the Financial Services segment.

Consolidated net income for 1998 increased to $190.2 million from a consolidated net loss of $14.1 million in 1997. Exclusive of the 1998 and 1997 one-time charges discussed in ii) and iii) above, consolidated net income grew $69.4 million, or 48%, to $213.4 million from $144.0 million in 1997, reflecting net income improvements in both the Transportation and Financial Services segments. Consolidated revenues for the year ended December 31, 1998 were $226 million (21%) higher than 1997 as a result of increases in both segments. Operating income (exclusive of 1997 restructuring, asset impairment and other charges) increased $91.6 million (30%) year to year, driven by higher revenues as well as improved consolidated operating margins.

A discussion of each business segment's results of operations follows.

TRANSPORTATION (KCSL)


The following summarizes the income statement components of the Transportation segment and provides a reconciliation to ongoing domestic Transportation earnings:

                                              1999                  1998                  1997
                                          ----------            ----------            ----------
Revenues                                  $    601.4            $    613.5            $    573.2
Costs and expenses                             480.4                 442.9                 425.8
Depreciation and amortization                   56.9                  56.7                  62.1
Restructuring, asset impairment
   and other charges                             -                     -                   178.0
                                          ----------            ----------            ----------
   Operating income (loss)                      64.1                 113.9                 (92.7)
Equity in net earnings (losses) of
   unconsolidated affiliates                     5.2                  (2.9)                 (9.7)
Interest expense                               (57.4)                (59.6)                (53.3)
Other, net                                       5.3                  13.7                   5.0
                                          ----------            ----------            ----------
   Pretax income (loss)                         17.2                  65.1                (150.7)
Income tax expense (benefit)                     7.0                  27.1                 (18.6)
                                          ----------            ----------            ----------
   Transportation net income (loss)             10.2                  38.0                (132.1)

Restructuring, asset impairment and
  other charges, net of income tax               -                     -                   141.9
Unusual costs and expenses,
   net of income tax                             7.9                   -                     -
Grupo TFM earnings
  and interest, net of income tax               10.9                  14.3                  17.6
                                          ----------            ----------            ----------

      Ongoing domestic Transportation
         earnings                         $     29.0            $     52.3            $     27.4
                                          ==========            ==========            ==========

For the year ended December 31, 1999, ongoing domestic Transportation earnings decreased $23.3 million (44.6%) compared to the year ended December 31, 1998 primarily as a result of lower revenues, higher operating expenses and a decline in other, net. Transportation revenues declined $12.1 million, or 2.0%, for the year ended December 31, 1999 versus 1998. KCSR revenues decreased 1.1% primarily due to declines in chemical and petroleum, paper and forest and agricultural and mineral traffic, partially offset by increased intermodal and automotive traffic. Other transportation businesses, including Gateway Western, also reported lower revenues due to volume-related declines. Ongoing operating expenses increased approximately 5% primarily due to higher congestion-related costs at KCSR, while ongoing other, net decreased approximately $5.5 million primarily due to 1998 gains at KCSR (see below).

Ongoing domestic Transportation segment earnings increased $24.9 million, or 90.9%, to $52.3 million for the year ended December 31, 1998. This increase resulted from higher revenues, which grew $40.3 million, or 7.0% (primarily from a 6.5% increase in revenues at KCSR) and lower operating costs as a percentage of revenue. The Transportation segment's operating income, exclusive of 1997 restructuring, asset impairment and other charges, increased 33.5% to $113.9 million from $85.3 million in 1997. This increase was driven by improved operating margins as a result of a slower rate of growth in operating expenses compared to revenues. Exclusive of depreciation and amortization and 1997 restructuring, asset impairment and other charges, the Transportation segment's operating costs as a percentage of revenues decreased by more than 2% as a result of cost containment efforts. The termination of the union productivity fund resulted in savings of approximately $4.8 million during 1998. Depreciation and amortization expenses declined $5.1 million, or 8.3%, chiefly due to the reduction of amortization and depreciation expense of approximately $5.6 million arising from the impairment of goodwill and certain branch lines held for sale recorded during December 1997, partially offset by increased depreciation from property additions. See "Significant Developments" above for further discussion.

Interest Expense and Other, net
1999 interest expense decreased $2.2 million, or 3.7%, to $57.4 million due to a slight decrease in average debt balances resulting from net repayments. During 2000, interest expense for the Transportation segment is expected to increase due to higher interest rates associated with the debt refinancing, partially offset by a related decrease in average debt balances. See "Recent Developments
- Re-capitalization of the Company's Debt Structure" above. Other, net declined $8.4 million for the year ended December 31, 1999 relating primarily to a 1998 gain on the sale of property ($2.9 million) and a 1998 receipt of interest ($2.8 million) related to a tax refund.

Interest expense for the year ended December 31, 1998 increased $6.3 million, or 11.8%, to $59.6 million. This increase resulted from the inclusion of a full year's interest associated with the debt related to the Company's investment in Grupo TFM, partially offset by a decrease in average debt balances due to net repayments and a slight decrease in interest rates relating to the lines of credit. Additionally during 1997, interest of $7.4 million was capitalized as part of the investment in Grupo TFM until operations commenced (June 23, 1997). Other, net increased $8.7 million to $13.7 million for the year ended December 31, 1998. Included in this increase is a gain of $2.9 million (pretax) from the sale of a branch line and $2.8 million of interest related to a tax refund in 1998. Other non-operating real estate sales comprised the majority of the remaining increase.

Income Taxes
Income tax expense decreased $20.1 million for the year ended December 31, 1999 compared to the same 1998 period, primarily because of the decline in pretax income of $47.9 million (73.6%). The effective tax rate for 1999 was 40.7% compared to 41.6% in 1998.

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


The Kansas City Southern Railway Company

The following discussion reflects the Kansas City Southern Railway operating company on a stand-alone basis. The discussion excludes consideration of any KCSR subsidiaries.

For the year ended December 31, 1999, KCSR contributed $26.8 million to the Company's consolidated net income compared with $53.0 million for the year ended December 31, 1998. Exclusive of $12.1 million ($7.5 million after-tax) of unusual costs and expenses recorded during fourth quarter 1999 (see further discussion below), KCSR contributed $34.3 million to the Company's consolidated net income. The decrease in KCSR's contribution to net income was due to lower operating margins arising from a 1.1% decline in revenues coupled with an increase in operating costs and expenses (exclusive of these unusual costs) of $22.1 million.

For the year ended December 31, 1998, KCSR's contribution to the Company's consolidated net income increased $25.6 million to $53.0 million, compared to $27.4 million (exclusive of restructuring, asset impairment and other charges) in 1997. This increase was primarily due to a $33.8 million increase in revenues, partially offset by a $4.0 million increase in variable and fixed operating costs.

Revenues


The following summarizes revenues, carloads and net ton miles of KCSR by commodity mix:

                                                                    Carloads and
                                       Revenues                   Intermodal Units          Net Ton Miles
                               -------------------------     ------------------------   -----------------------
                                     (in millions)                 (in thousands)            (in millions)
                                 1999     1998     1997        1999     1998    1997      1999    1998   1997
                               -------- -------- -------     -------- -------- -------  ------- ------- -------
General commodities:
   Chemical and petroleum      $  128.0 $ 138.3  $ 133.1      157.2    165.4    162.9     4,199    4,528   4,187
   Paper and forest               104.0   108.8    106.4      165.8    172.5    175.8     3,062    3,129   3,054
   Agricultural and mineral        92.8    94.7     85.0      129.9    130.8    119.6     4,641    4,614   3,971
   Other                           25.6    20.2     20.5       30.8     25.4     24.4       767      677     623
                               -------- -------  -------     ------   ------  -------   -------  -------  ------
Total general commodities         350.4   362.0    345.0      483.7    494.1    482.7    12,669   12,948  11,835
   Intermodal                      51.4    46.3     43.2      221.8    182.6    161.6     1,536    1,340   1,278
   Coal                           117.4   117.6    102.6      200.8    204.4    177.1     7,891    7,477   6,210
                               -------- -------  -------     ------   ------    -----   -------  -------  ------
Subtotal                          519.2   525.9    490.8      906.3    881.1    821.4    22,096   21,765  19,323
   Other                           26.5    25.7     27.0         -        -        -          -        -       -
                               -------- -------  -------     ------   ------  -------   -------  -------  ------
   Total                       $  545.7 $ 551.6  $ 517.8      906.3    881.1    821.4    22,096   21,765  19,323
                               ======== =======  =======     ======   ======  =======   =======  =======  ======


1999 KCSR revenues decreased $5.9 million compared to 1998, resulting primarily from a decline in chemical and petroleum, paper and forest and agricultural and mineral traffic, partially offset by an increase in intermodal and automotive traffic. General commodity carloads decreased 2.1%, resulting in an $11.6 million decline in general commodity revenues, while intermodal units shipped increased 21.5% leading to a $5.1 million increase in related revenues.

KCSR revenues for 1998 were $551.6 million, a $33.8 million increase over 1997 as a result of higher revenues in all major commodity groups. 1998 coal revenues increased $15.0 million, or 14.7%, compared to 1997 while intermodal revenues were 7.3% higher. General commodities, led by an increase of 11.4% in agricultural and mineral products revenues, improved $17.0 million, or nearly 5%. A portion of the increased revenues relate to traffic with Mexico, which increased approximately 118% during 1998, resulting in an additional $10 million of revenue. Also, increased carloads resulting from the CN/IC alliance contributed to the higher revenues.

The following is a discussion of KCSR's major commodity groups.

Coal
KCSR transports significant amounts of high btu, low-sulfur coal which it receives from the Powder River Basin in Wyoming via other rail carriers with connecting rail lines in Kansas City. Coal is the largest single commodity handled by KCSR and has historically been one of KCSR's most stable commodity groups with recurring contractual revenues. The average length of contract for KCSR coal customers is five years - the contract with Southwestern Electric Power Company ("SWEPCO"), its largest customer, extends through 2006. KCSR delivers coal to eight electric generating plants, including Kansas City Power and Light ("KCP&L") plants in Kansas City and Amsterdam, Missouri, SWEPCO facilities in Flint Creek, Arkansas and Welsh, Texas, an Empire District Electric Company plant near Pittsburg, Kansas and an Entergy Gulf States plant in Mossville, Louisiana. KCSR also transports coal as an intermediate carrier for Western Farmers Electric Cooperative plant from Kansas City to Dequeen, Arkansas, where it interchanges with a short-line carrier for delivery to the plant. KCSR also delivers lignite to an electric generating plant at Monticello, Texas ("TUMCO"). In fourth quarter 1999, KCSR began serving as a bridge carrier for coal deliveries to a Texas Utilities electric generating plant in Martin Lake, Texas. SWEPCO and Entergy Gulf States (formerly Gulf States Utility Company) comprised approximately 80%, 81% and 82% of total coal revenues generated by KCSR in 1999, 1998 and 1997, respectively.

During January 1999, the Kansas City Power and Light plant in Kansas City (referred to as the Hawthorn plant) suffered a major casualty and is projected to be out of service until July 2001. This extended outage is not expected to have a material impact on overall coal revenues as this plant is a short haul move and represented approximately 5% of total coal tons hauled by KCSR in 1998. Further, some of the volume lost as a result of the temporary closure of Hawthorn is being shipped to KCP&L's other plant in Amsterdam, Missouri - a longer haul. Although, the volume of coal diverted to the Amsterdam plant is less than that originally received at Hawthorn, the longer haul helps to offset the lost revenue. This did not have a material impact on coal revenues during 1999.

During the first nine months of 1999, KCSR experienced a decline in coal revenues primarily because of i) a decrease in demand compared with 1998 - a year in which KCSR reported record coal revenues, and ii) slower delivery times due to congestion arising from track maintenance work on the north-south corridor. During the fourth quarter, however, coal revenues improved, mostly offsetting these declines and resulting in year to date 1999 coal revenues only slightly lower than the 1998 record levels. The improvement noted during the fourth quarter resulted from increased demand, as well as from faster delivery times arising from the completion of the track maintenance work in September
1999, which led to an easing of congestion and increased capacity. Coal accounted for 22.6% of carload revenues during 1999 compared with 22.4% for 1998.

Coal movements generated $117.6 million of revenue during 1998, a 14.7% increase over 1997. This 1998 increase resulted from higher unit coal traffic (increase in carloads of nearly 16%) arising from several factors. 1) In 1998, unseasonably warm weather resulted in a higher demand for electric power in certain regions served by the KCSR and several utility customers requested more coal to handle this increased demand. Additionally, in order to replenish inventory levels depleted from this excess demand, several locations increased their coal shipments. 2) During 1997, unit coal revenues were negatively affected by unplanned outages (primarily during first and second quarters) at several utilities served by KCSR, and first quarter weather problems which affected carriers and the mines originating the coal. During 1998, the level of unplanned outages declined and, thus, more unit coal trains were delivered to customers. Additionally, although KCSR experienced certain weather-related slow-downs due to flooding during fourth quarter 1998, it did not significantly impact coal revenues. 3) 1998 results reflected a full year of revenues for a utility customer not served by KCSR until after the first quarter of 1997. Coal accounted for 22.4% of carload revenues during 1998 compared with 20.9% for 1997.

Chemicals and Petroleum
Chemical and petroleum products, which are serviced via tank and hopper cars primarily to markets in the southeast and northeast United States through interchange with other rail carriers, as a combined group represent the largest commodity to KCSR in terms of revenue. Although 1999 was a disappointing year for KCSR's chemical and petroleum business, management expects revenues in this commodity group to grow in future years because of i) access to additional chemical customers in Geismar, Louisiana, and ii) expanded access to chemical shipments between the United States and Mexico through Tex Mex and TFM. The Geismar industrial area is one of the largest concentrations of chemical suppliers in the world. As a result of its marketing agreement with CN/IC, in October 2000 KCSR is expected to gain access to the manufacturing facilities of BASF, Shell and Borden in Geismar. Further, as a restriction imposed on the merger of CN and IC, the STB granted KCSR access to three additional shippers (Rubicon, Uniroyal and Vulcan) in Geismar effective October 2000. These six chemical shippers in Geismar provide an opportunity for KCSR to expand its rail service market share in this significant industrial corridor. The Company also believes that by providing efficient, reliable rail service for shipments between the United States and Mexico through Tex Mex and TFM, there is an opportunity to convert to rail chemical and petroleum products currently transported to and from Mexico by truck.

During 1999, chemical and petroleum revenues declined $10.3 million, or 7.4%, compared with 1998, primarily as a result of significant declines in miscellaneous chemical and soda ash revenues. Miscellaneous chemical revenues declined $3.9 million due, in part, to the expiration in late 1998 of the emergency service order in the Houston area related to the UP/SP merger congestion, as well as a continuing decline in demand because of domestic and international chemical market conditions and competitive pricing pressures. Soda ash revenues fell 36.9% year to year because of a decrease in export shipments due to a competitive disadvantage to another carrier. Management does not expect soda ash revenues to return to past levels in the near future because of this competitive disadvantage. Also contributing to the decline were lower plastic and petroleum revenues, which were also impacted by competitive market pricing and lower demand. Chemical and petroleum products accounted for 24.7% of total 1999 carload revenues compared with 26.3% for 1998.

Chemical and petroleum revenues increased $5.2 million to $138.3 million in 1998 compared to 1997. Increases in miscellaneous chemicals and soda ash carloads, coupled with higher revenues per carload for plastic and petroleum products, were offset by lower carloads for plastics, petroleum products and petroleum coke. The higher revenues per carload for plastics and petroleum products resulted from a combination of rate increases and length of hauls, while the increased miscellaneous chemical and soda ash carloads arose from the strength of these markets in 1998. Shipments of plastic products decreased as a result of a reduced emphasis on low margin business, while petroleum and petroleum coke carload declines were a result of economic turmoil overseas (primarily Asia) affecting the export market. Chemical and petroleum products accounted for 26.3% of total 1998 carload revenues compared with 27.1% for 1997.

Paper and Forest
KCSR's rail lines run through the heart of the southeastern U.S. timber-producing region. Management believes that forest products from this region tend to grow faster and are generally less expensive than forest products from other regions. Southern yellow pine products from the southeast are increasingly being used at the expense of western producers who have experienced capacity reductions because of public policy considerations. KCSR serves eleven paper mills directly (including International Paper Co. and Georgia Pacific, Riverwood International, among others) and six others indirectly through short-line connections. Primary traffic includes pulp and paper, lumber, panel products (plywood and oriented strand board), engineered wood products, pulpwood, woodchips and raw fiber used in the production of paper, pulp and paperboard.

For the year ended December 31, 1999, paper and forest product revenues decreased $4.8 million (4.4%) compared with 1998. An overall weakness in the paper, lumber and related chemical markets led to volume declines in pulp/paper, scrap paper, and pulpwood, logs and chips. Management believes, however, that the weakness in these markets is subsiding and expects that demand will increase in 2000. Further, management believes there is potential for an increase in business to Mexico due to the high demand for woodpulp and scrap paper, and a potential market for lumber and panel products as frame and panel construction methods become more widely accepted in Mexico. Paper and forest traffic comprised 20.0% of carload revenues during 1999 compared to 20.7% in 1998.

Paper and forest product revenues increased $2.4 million to $108.8 million for 1998, primarily as a result of increased carloads and revenues per carload for pulp, paper and lumber products, offset by a reduction in pulpwood chip shipments. Improved lumber shipments in 1998 resulted from the strong home building and remodeling market, while pulp/paper increases were primarily a result of paper mill expansions for several customers served by KCSR. Although paper and forest revenues increased for 1998, fourth quarter carloads and revenues decreased compared with fourth quarter of 1997. Paper and forest traffic comprised 20.7% of carload revenues during 1998 compared to 21.7% in 1997.

Agricultural and Mineral
Agricultural products consist of domestic and export grain, food and related products. Shipper demand for agricultural products is affected by competition among sources of grain and grain products as well as price fluctuations in international markets for key commodities. In its domestic grain business, KCSR both receives and originates shipments of grain and grain products for delivery to feed mills serving the poultry industry. Through the Company's marketing agreement with I&M Rail Link, KCSR is able to access sources of grain and corn in Iowa and other Midwestern states. KCSR currently serves 35 feed mills along its rail lines throughout Arkansas, Oklahoma, Texas, Louisiana, Mississippi and Alabama. Export grain shipments include primarily wheat, soybean and corn transported over KCSR rail lines to the Gulf of Mexico for international destinations, and to Mexico via Laredo, Texas. Over the long-term, KCSR expects to continue to participate in the supply of carloads of grain to Mexico through its strategic investments in Tex Mex and TFM because of Mexico's reliance on grain imports to meet its minimum needs. Food and related products consist mainly of soybean meal, grain meal, oils and canned goods, sugar and beer. Mineral shipments consist primarily of ores, clay and cement.

Agricultural and mineral product revenues for 1999 decreased $1.9 million, or 2.0%, compared to 1998. Revenue declines in export grain, food and related products, non-metallic ores and stone, clay and glass products were partially offset by an increase in domestic grain revenues. Declines in export grain resulted primarily from competitive pricing and changes in length of haul. Declines in food products, non-metallic ores and stone, clay and glass products were primarily attributable to demand-related volume declines, and changes in traffic mix and length of haul. Improvements in domestic grain revenues were driven by higher corn shipments to meet the demands of the feed mills located on KCSR's rail lines; however, during fourth quarter 1999, domestic grain revenues declined approximately $1 million because of a loss of market share due to a rail line build-in by the UP to a feed mill serviced by KCSR. Management expects a future decline in domestic grain revenues due to this competitive situation. Agricultural and mineral products accounted for 17.9% of carload revenues in 1999 compared with 18.0% in 1998.

Agricultural and mineral product revenues for the year ended December 31, 1998 were $94.7 million, an increase of $9.7 million, or 11.4%, compared to 1997. Increased carloads for most agricultural and mineral products, including domestic and export grain, food, nonmetallic ores, cement, glass and stone contributed to the increase. Higher revenues per carload, most notably in export grain and food products, were partially offset by a reduction in revenues per carload from domestic grain movements. Changes in revenues per carload were primarily due to mix of traffic and changes in the length of haul. A portion of the volume increase was attributable to increased traffic flow with Mexico. Agricultural and mineral products comprised 18.0% of carload revenues in 1998 compared with 17.3% in 1997.

Intermodal
The intermodal freight business consists of hauling freight containers or truck trailers by a combination of water, rail and motor carriers, with rail carriers serving as the link between the other modes of transportation. KCSR increased its share of the U.S. intermodal traffic through the 1993 acquisition of the MidSouth, which extended the Company's east/west line running from Meridian Mississippi to Shreveport, Louisiana and on to Dallas, Texas. Through its dedicated intermodal train service between Meridian and Dallas, the Company competes directly with truck carriers along the Interstate 20 corridor, offering service times that are competitive with both truck and other rail carriers.

The intermodal business is highly price and service driven as the trucking industry maintains certain competitive advantages over the rail industry. Trucks are not obligated to provide or to maintain rights of way and do not have to pay real estate taxes on their routes. In prior years, the trucking industry diverted a substantial amount of freight from the railroads as truck operators' efficiency over long distances increased. Because fuel costs constitute a larger percentage of the trucking industry's costs, declining fuel prices disproportionately benefit trucking operations as compared to railroad operations, while rising fuel prices unfavorably affect trucking operations. Changing regulations, subsidized highway improvement programs and favorable labor regulations improved the competitive position of trucks as an alternative mode of surface transportation for many commodities. In response to these competitive pressures, railroad industry management sought avenues for improving the competitiveness of rail traffic and forged numerous alliances with truck companies in order to move more traffic by rail and provide faster, safer and more efficient service to its customers. KCSR has entered into agreements with several trucking companies for train service between Dallas and Meridian and has streamlined its intermodal operations, making service competitive both in price and service with trucking.

KCSR's intermodal business has grown significantly over the last several years with intermodal units increasing from 61,748 in 1993 to 221,816 in 1999, and intermodal revenues increasing from $17 million to $51 million during this same period. As intermodal revenues increased so rapidly, margins on certain intermodal business declined. In 1999, management addressed the declining margins by increasing certain intermodal rates effective September 1, 1999 and through the closure of two under-performing intermodal facilities on the north-south route. Management expects these actions to improve the profitability and operating efficiency of the intermodal business sector.

Through its strategic marketing alliance with the CN/IC and through various marketing agreements with the Norfolk Southern, management expects to further capitalize on the growth potential of intermodal freight revenues, particularly for traffic moving between points in the upper Midwest and Canada to Kansas City, Dallas and Mexico. Additionally, management anticipates that with the carve-up of Conrail, Norfolk Southern and CSX Transportation will seek longer hauls to their southern gateways. KCSR's interchange points at Birmingham and Mobile, Alabama, as well as Meridian, Mississippi, will therefore provide the opportunity for additional revenue growth as these eastern shippers seek alternatives to traditional congested gateways. Furthermore, KCSR is in the process of transforming the former Richards-Gebaur Airbase in Kansas City to a U.S. customs pre-clearance processing facility, which is expected to handle and process large volumes of domestic and international intermodal freight. Upon completion, this facility is expected to provide additional opportunities for intermodal revenue growth (See "Significant Developments").

Intermodal revenues for 1999 increased $5.1 million, or 11.0%, compared to 1998 revenues primarily due to an increase in intermodal units shipped of approximately 21.5% year over year, partially offset by a decrease in revenue per unit shipped. All of the 1999 revenue growth is attributable to container shipments, which have a lower rate per unit shipped than trailers. As a result revenues per intermodal unit shipped have declined. Container movements, however, have more favorable profit margins due to their lower inherent cost structure compared to trailers. Approximately $2.5 million of the intermodal growth was related to CN/IC alliance traffic. Intermodal revenues accounted for 9.9% of carload revenues in 1999 compared with 8.8% in 1998.

During 1998, intermodal revenues increased $3.1 million, or 7.3%, over 1997 primarily as a result of higher unit shipments of approximately 13% year over year, offset partially by a decrease in revenue per unit. Almost all of the 13% volume growth related to containers. As discussed above, container shipments have a lower rate per unit shipped than trailers and, as a result revenues per unit shipped declined. Intermodal revenues accounted for 8.8% of carload revenues in both 1998 and 1997.

Other
KCSR's remaining freight business consists of automotive products, metal, scrap and slab steel, waste and military equipment. During 1999, automotive product revenues of $5.9 million were nearly three times 1998 automotive product revenues of $1.8 million. This increase was, in part, due to an agreement reached with General Motors Corporation for automobile parts traffic originating in the upper Midwest and terminating in Mexico. Management expects that i) as the CN/IC strategic marketing alliance continues to mature and ii) following completion of the facility at the former Richards-Gebaur Airbase, automotive product revenues will continue to increase during the foreseeable future. Other revenues accounted for 4.9% of carload revenues during 1999 compared to 3.8% and 4.2% for 1998 and 1997, respectively. During the year ended December 31, 1997, KCSR accepted a minimal amount of diverted UP trains as a result of UP traffic congestion, resulting in approximately $3.9 million in miscellaneous revenue.

Costs and Expenses


The following table summarizes KCSR's operating expenses (dollars in millions):

                                                             1999           1998           1997
                                                          ---------       --------       ------
Salaries, wages and benefits                              $   181.6       $  168.9       $  173.6
Fuel                                                           32.6           31.9           34.7
Material and supplies                                          33.1           33.9           30.9
Car hire                                                       19.8            9.8            3.6
Purchased services                                             47.0           38.1           35.5
Casualties and insurance                                       26.7           27.0           21.4
Operating leases                                               50.8           56.5           56.8
Depreciation and amortization                                  50.2           50.6           54.7
Restructuring, asset impairment and other charges               -              -            163.8
Other                                                          34.1           25.0           26.5
                                                          ---------       --------       --------
     Total                                                $   475.9       $  441.7       $  601.5
                                                          =========       ========       ========

General
For the year ended December 31, 1999, KCSR's costs and expenses increased $34.2 million (7.7%) versus comparable 1998, primarily as a result of increases in salaries, wages and related fringe benefits, fuel costs, car hire, and purchased services, partially offset by a decrease in operating leases. $12.1million of the increase was comprised of unusual costs and expenses recorded during fourth quarter 1999 relating to employee separations, labor and personal injury related costs, write-off of costs associated with the Geismar project and costs associated with the closure of an intermodal facility. The remainder of the increase resulted primarily from system congestion and capacity issues arising from track maintenance on the north-south corridor, which began in second quarter 1999 and was completed at the end of the third quarter 1999. Also contributing to capacity and congestion problems was the implementation of a new dispatching system, turnover in certain experienced operations management positions, unreliable and insufficient locomotive power, congestion arising from eastern rail carriers, and several significant derailments.

For the year ended December 31, 1998, KCSR's costs and expenses increased $4.0 million over comparable 1997 (exclusive of 1997 restructuring, asset impairment and other charges). Increases reported in materials and supplies, car hire, purchased  services,  and  casualties  and  insurance,  were  largely  offset by decreased salaries, wages and benefits, fuel costs and depreciation and amortization. Salaries, wages and benefits and depreciation and amortization expenses declined as expected primarily as a result of the 1997 restructuring, asset impairment and other charges as discussed in the "Significant Developments" above. Fuel costs decreased due to lower fuel prices partially offset by higher usage. 1998 KCSR variable operating expenses declined 1.5% as a percentage of revenues, exclusive of the 1997 restructuring, asset impairment and other charges. These improvements related to the increase in revenues and management's cost control initiatives.

Salaries, Wages and Benefits
Salaries,  wages and  benefits  expense  for the year ended  December  31,  1999 increased $12.7 million versus comparable 1998, an increase of 7.5%. $3.0 million of the increase results from certain unusual costs and expenses including employee separations and union labor-related issues. The remaining increase was primarily attributable to the congestion and capacity issues, which resulted in the need for additional crews as well as overtime hours.

For the year ended December 31, 1998, salaries, wages and benefits expense decreased $4.7 million compared to 1997, mostly because of the termination of a union productivity fund in December 1997, resulting in the elimination of pay relating to reduced crews.

Fuel
For the year ended December 31, 1999, fuel expense increased approximately 2.2% compared to 1998, as a result of a 1% increase in fuel usage coupled with a 1% increase in the average fuel price per gallon. In 1999, fuel costs represented approximately 6.9% of total operating expenses compared to 7.2% in 1998. Fuel expenses in early 2000 are expected to continue to increase based on higher market prices for fuel and comparable usage levels. Management believes, however, that fuel efficiency will improve in 2000 as a result of the purchase of the 50 new locomotives by KCSR in late 1999 as discussed in "Recent Developments".

KCSR locomotive fuel usage represented 7.2% of KCSR operating expenses in 1998 (7.9% in 1997, exclusive of restructuring, asset impairment and other charges). 1998 fuel costs declined $2.8 million, or 8.1%, arising from a 15% decrease in average fuel cost per gallon (primarily due to market driven factors) partially offset by an increase in fuel usage of 9%.

Fuel costs are affected by traffic levels, efficiency of operations and equipment, and petroleum market conditions. Controlling fuel expenses is a concern of management, and expense savings remains a top priority. To that end, from time to time KCSR enters into forward diesel fuel purchase commitments and hedge transactions (fuel swaps and caps) as a means of securing volumes and prices. See "Financial Instruments and Purchase Commitments" for further information.

Roadway Maintenance
Portions of roadway maintenance costs are capitalized and other portions expensed (as components of material and supplies, purchased services and other), as appropriate. Expenses aggregated $42, $40 and $47 million for 1999, 1998 and 1997, respectively. Maintenance and capital improvement programs are in conformity with the FRA's track standards and are accounted for in accordance with applicable regulatory accounting rules. Management expects to continue to fund roadway maintenance expenditures with internally generated cash flows.

Purchased Services
For the year ended December 31, 1999, purchased services expense increased $8.9 million, or 23.4%, compared to the year ended December 31, 1998, primarily as a result of short term locomotive needs (rents, maintenance) arising from the congestion and capacity problems discussed above. As a result of KCSR's purchase of 50 new locomotives discussed in "Recent Developments", these short-term locomotive needs are expected to subside in 2000.

Purchased Services expenses were approximately $2.6 million higher in 1998 compared to 1997, primarily due to short-term locomotive requirements.

Car Hire
For the year ended December 31, 1999, expenses for car hire payable, net of receivables, increased $10.0 million over 1998. A portion of the increase in car hire expense was attributable to congestion-related issues, resulting in higher payables to other railroads because more foreign cars were on KCSR's system for a longer period. This congestion also affected car hire receivable as fewer KCSR cars and trailers were being utilized by other railroads. The remaining increase in car hire expense results from a change in equipment utilization. Similar to 1998, for certain equipment, KCSR has continued its transition to utilization leases from fixed leases. Costs for utilization leases are recorded as car hire expense, whereas fixed lease costs are recorded as operating lease expense. Additionally, as certain fixed leases expire, KCSR is electing to use more foreign cars rather than renew the lease. A portion of the increase in car hire costs was offset by a decrease in related operating lease expenses as a result of these changes in equipment utilization.

Expenses for car hire payable, net of receivables increased $6.2 million for the year ended December 31, 1998 compared to 1997. This increase in net expense resulted from a change in equipment utilization as discussed above (i.e. switch from fixed leases to utilization leases; use of more foreign cars versus renewal of lease), increased carloads, track congestion (primarily weather-related in third and fourth quarter) and decreased amounts of car hire receivable, primarily due to the easing of the UP congestion prevalent in 1997.

Casualties and Insurance
For the year ended December 31, 1999, casualties and insurance expense declined slightly (approximately $0.3 million) compared with the year ended December 31, 1998. This decline reflects lower personal injury-related costs, substantially offset by increased equipment damage costs resulting from derailments. A primary objective of KCSR is to operate in the safest environment possible and efforts are ongoing to improve its safety experience. See "Significant Developments - Safety and Quality Programs".

1998 casualties and insurance expense increased $5.6 million, or 26.2%, over 1997, primarily as a result of a $3.7 million increase in derailment related costs experienced during the latter half of 1998, as well as an increase in personal injury related expenses.

Operating Leases
For the year ended December 31, 1999, operating lease expense decreased $5.7 million, or 10.1% compared to the year ended December 31, 1998, as a result of a change in equipment utilization as discussed above regarding car hire expense. In 2000, however, operating lease expense is expected to increase approximately $7 million as a result of the 50 new GE 4400 AC locomotives leased during fourth quarter 1999.

Operating lease costs did not materially change in 1998 compared to 1997.

Depreciation and amortization
1999 depreciation and amortization expense declined slightly compared to 1998. This slight decline results from the retirement of certain operating equipment. As these assets fully depreciate and are retired, they are being replaced, as necessary, with equipment under operating leases. This decline was partially offset by increased depreciation from property additions. Management expects depreciation and amortization costs to increase in the second half of 2000 as a result of the implementation of new operating information systems, which will affect virtually all areas of the organization.

For the year ended December 31, 1998, KCSR depreciation and amortization expense declined $4.1 million, or 7.5%, to $50.6 million. This decline resulted primarily from the reduction of amortization and depreciation expense of approximately $5.6 million associated with the impairment of goodwill, as well as certain branch lines held for sale, recorded during December

1997, the effect of which was not realized until 1998. See discussion above in "Significant Developments." This decline was partially offset by increased depreciation from property additions.

Operating Income and Operating Ratio

KCSR's operating income for the year ended December 31, 1999 decreased $40.1 million (36.5%) to $69.8 million. This decline in operating income resulted from a 1.1% decline in revenues coupled with a 7.7% increase in operating expenses. Exclusive of $12.1 million of unusual operating costs and expenses, the operating income declined $28.0 million, resulting in an operating ratio (a common efficiency measurement among Class I railroads) of 84.8% for the year ended December 31, 1999 compared to 79.9% for 1998. Although the operating ratio for 1999 was disappointing, management expects, on a long-term basis, to maintain the operating ratio below 80%, despite the substantial use of lease financing for locomotives and rolling stock.

Exclusive of 1997 restructuring, asset impairment and other charges, KCSR's operating income increased $28.6 million, or 33.5%, to $113.9 million in 1998 from $85.3 million in 1997. This improved operating income, which was driven by increased revenues and the containment of operating expenses, resulted in a 1998 operating ratio of 79.9% compared with 83.4% in 1997 (exclusive of restructuring, asset impairment and other charges).

KCSR Interest Expense and Other, net

For the year ended December 31, 1999, interest expense decreased $2.5 million, or 7.0%, to $33.1 million from $35.6 million in 1998, reflecting a reduction of the average debt balances as a result of debt repayments. Management expects KCSR interest expense to increase substantially in 2000 based on the refinancing of the Company's debt structure in January 2000. KCSR is the borrower under the $750 million senior secured credit facility and will maintain all related debt outstanding on its balance sheet. This increased debt balance coupled with higher interest rates on the new facility will lead to higher interest expense in 2000. See "Recent Developments", "Liquidity" and "Capital Structure" for further discussion.

For the year ended December 31, 1998, interest expense decreased 6%, to $35.6 million from $37.9 million in 1997. This decrease primarily reflects the reduction in average debt balances during the year as a result of debt repayments.

Other, net declined $7.1 million for the year ended December 31, 1999 relating primarily to a 1998 gain on the sale of property ($2.9 million) and a 1998 receipt of interest ($2.8 million) related to a tax refund. Other, net increased $6.2 million for the year ended December 31, 1998 versus 1997, primarily because of these 1998 items. Other non-operating real estate sales comprised the majority of the remaining 1998 increase.


Gateway Western

Gateway Western contributed $0.3 million (including goodwill amortization attributed to the investment) to the Company's 1999 net income, a $3.8 million decrease compared to 1998. Freight revenues declined 10% to $40.7 million in 1999 from $45.2 million in 1998, attributable to lower revenue for all major commodity groups. Decreases in revenue resulted from volume-related declines, changes in traffic mix and competitive pricing pressures. Operating expenses increased $1.4 million (3.8%) to $37.5 million, largely due to a derailment. Lower revenues coupled with higher expenses led to an increase in Gateway's 1999 operating ratio to 92.1% from 79.9% in 1998.

For the year ended December 31, 1998, Gateway Western contributed $4.1 million to the Company's net income, a $1.1 million increase (36.7%) over the $3.0 million contributed in 1997.

Freight revenues increased $2.5 million to $45.2 million from $42.7 million in 1997, while operating expenses increased about $0.9 million to $36.1 million. These results helped lower Gateway Western's operating ratio to 79.9% for 1998 from 82.4% in 1997.


Unconsolidated Affiliates

During 1999, 1998 and 1997, the Transportation segment's unconsolidated affiliates were comprised primarily of Grupo TFM, Mexrail and Southern Capital. The PCRC is currently under reconstruction and projected to begin operations in 2001.

For the year ended December 31, 1999, the Transportation segment recorded equity in net earnings of $5.2 million from unconsolidated affiliates versus equity in net losses of $2.9 million in 1998, an increase of $8.1 million. This increase relates primarily to improvements in equity earnings of Grupo TFM and Mexrail. Also contributing was an increase in 1999 equity earnings from Southern Capital related mostly to the gain on the sale of the loan portfolio in 1999.

In 1999, Grupo TFM contributed equity earnings of $1.5 million to the Company's net income compared to equity losses of $3.2 million in 1998. Exclusive of deferred income tax effects, Grupo TFM's contribution to the Company's net income (including the impact of associated KCSI interest expense) increased $19.4 million, indicative of substantially improved operations and continued growth. This increase was partially offset by a $16 million increase in the Company's proportionate share of Grupo TFM's deferred tax expense in 1999 versus 1998. Higher Grupo TFM earnings resulted from a 22% increase in revenues and 97% increase in operating income partially offset by an increase in deferred tax expense. Results of Grupo TFM are reported using U.S. generally accepted accounting principles ("U.S. GAAP"). Because the Company is required to report equity in Grupo TFM under U.S. GAAP and Grupo TFM reports under International Accounting Standards, fluctuations in deferred income tax calculations occur based on translation requirements and differences in accounting standards. The deferred income tax calculations are significantly impacted by fluctuations in the relative value of the Mexican peso versus the U.S. dollar and the rate of Mexican inflation, and can result in significant variances in the amount of equity earnings (losses) reported by the Company.

In 1999, Mexrail contributed equity earnings of $0.7 million compared to equity losses of $2.0 million in 1998, an improvement of $2.7 million. Mexrail revenues increased 3.2% while operating expenses declined approximately 6%. The decrease in operating expenses resulted primarily from a reorganization of certain business practices whereby the operations were assumed by TFM. This change in the operations of Mexrail resulted in certain efficiencies and a reduction in related costs.

For the year ended December 31, 1998, the Transportation segment recorded equity in net losses of $2.9 million from unconsolidated affiliates compared to equity in net losses of $9.7 million in 1997. The majority of this improvement related to the operations of Grupo TFM. In 1998, equity in net losses for the Company's investment in Grupo TFM were $3.2 million compared to equity in net losses of $12.9 million in 1997 (for the period from June 23, 1997 to December 31, 1997). This improvement was primarily attributable to higher revenues and operating income at Grupo TFM, coupled with a higher tax benefit associated with the devaluation of the peso (on a U.S. GAAP accounting basis) and one-time impact of the write-off of a $10 million bridge loan fee in 1997. Equity in net losses from Mexrail was $2.0 million in 1998 compared with equity in net earnings of $0.9 million in 1997. Tex Mex revenues increased during the first three quarters of 1998 as a result of an emergency service order imposed by the Surface Transportation Board ("STB") in the Houston, Texas area relating to 1997and 1998 UP service issues; however, expenses associated with accommodating the increase in traffic and congestion-related problems of the UP system offset this revenue growth. In 1998, equity in net earnings from Southern Capital was $2.0 million compared with $2.1 million in 1997.

Grupo TFM
Similar to KCSR, Grupo TFM's subsidiary, TFM, derives its freight revenues from a wide variety of commodity movements, including chemical and petroleum, automotive, food and grain, manufacturing industry, metals, minerals and ores and intermodal. For the year ended December 31, 1999, Grupo TFM revenues improved $93.2 million to $524.5 million from $431.3 million in 1998. Reflecting this growth in revenues, operating expenses increased approximately $32.8 million during 1999; however, the operating ratio declined 8.9 percentage points to 76.6% from 85.5%, displaying Grupo TFM management's continued emphasis on operating efficiency and cost control. Volume-related increases in car hire expense and operating leases were partially offset by an 8% decline in salaries and wages. Grupo TFM management believes that operating efficiencies will continue to improve and that expenses will continue to decline as a percentage of revenues in 2000. Grupo TFM ultimately expects an operating ratio under 70% through a combination of increasing revenues and cost containment.

For the year ended December 31, 1998, revenues improved to $431.3 million from $206.4 million for the initial period of operations (June 23, 1997 - December 31, 1997) with average monthly revenues increasing approximately 8%. In addition, during 1998 Grupo TFM management was able to successfully implement cost reduction strategies while continuing to increase revenues, thus improving operating income. Most notably, salaries and wages declined due to headcount reductions while locomotive fuel expense decreased due to favorable fuel prices. Evidence of these improvements was reflected in TFM's 1998 operating ratio, which improved to 85.5% from approximately 94% for 1997.


Other Transportation-Related Affiliates and Holding Company Components

Other subsidiaries in the Transportation segment include:
o KCSL, a wholly-owned subsidiary of the Company, serving as a holding company for Transportation-related entities;
o    Trans-Serve, Inc., an owner of a railroad wood tie treating facility;
o Global Terminaling Services, Inc. ("GTS" - formerly "Pabtex, Inc."), located in Port Arthur, Texas with deep water access to the Gulf of Mexico, an owner and operator of a bulk materials handling facility which stores and transfers coal and petroleum coke from trucks and rail cars to ships primarily for export;
o Mid-South Microwave, Inc., which owns and leases a 1,600 mile industrial frequency microwave transmission system that is the primary communications facility used by KCSR;
o Rice-Carden Corporation., owning and operating various industrial real estate and spur rail trackage contiguous to the KCSR right-of-way;
o Southern Development Company, the owner of the executive office building in downtown Kansas City, Missouri used by KCSI and KCSR;
o Wyandotte Garage Corporation, an owner and operator of a parking facility located in downtown Kansas City, Missouri used by KCSI and KCSR; and
o Transfin Insurance, Ltd., a single parent captive insurance company, providing property and general liability coverage to KCSL and its subsidiaries and affiliates.

1999 contributions to net income from other Transportation-related affiliates and KCSL decreased approximately $3.7 million from 1998, reflecting $1.3 million in higher expenses at KCSL and lower contributions from various Transportation subsidiaries. Higher expenses at KCSL relate mostly to costs associated with the Separation and other legal matters. Net income from GTS declined $2.0 million during 1999 as a result of a 13% decline in revenues coupled with an 80% increase in operating expenses. A significant portion of the increase in operating expenses of GTS related to uncollectable accounts and legal fees.

1998 contributions to net income from other Transportation-related affiliates and KCSL increased $10.0 million from 1997, primarily as a result of the asset impairment charges recorded during fourth quarter 1997. Exclusive of these charges, contributions to net income increased approximately $1.0 million.


TRANSPORTATION  SEGMENT TRENDS and OUTLOOK

Management expects general commodities, intermodal and automotive traffic to be largely dependent on economic trends within certain industries in the geographic region served by the railroads comprising the NAFTA Railway. Transportation management was disappointed with 1999 results, but believes the NAFTA Railway continues to provide an attractive service for shippers. The Transportation segment experienced several challenges during 1999, the most notable being a congested rail system. Numerous actions were taken during fourth quarter to alleviate congestion and address the cost structure of operations. Six new sidings have recently been added on KCSR's north-south route between Kansas City, Missouri and Beaumont, Texas, which has helped to improve capacity and ease congestion. Also, as a result of the completion of the track maintenance program in September 1999, the related congestion has subsided. Other actions taken include management staff reductions, a new operations center and dispatching system, centralized traffic control in the Shreveport yard area (allows for more fluid traffic) and rate increases to boost contribution and manage growth. Additionally, as mentioned previously, KCSR expects improved locomotive efficiency with the addition of the 50 new GE 4400 AC locomotives received during fourth quarter 1999. Further, management is placing an emphasis on safety and training in 2000 to help improve the efficiency and effectiveness of operations, as well as to reduce the number of derailments, accidents and employee lost work days. These actions have already produced improvements in operations and traffic flow in December 1999 and early 2000. Based on anticipated traffic levels, the easing of congestion during fourth quarter 1999 and the expected results of these management initiatives, revenues for 2000 are expected to increase compared with 1999 levels. Variable expenses are expected to decline slightly as a percentage of revenues as a result of the easing of congestion and management initiatives, except for fuel expenses, which are expected to mirror market conditions.

The Company expects to continue to realize benefits from traffic with Mexico, the CN/IC alliance and interchange traffic with Norfolk Southern. In the short term, the CN/IC alliance is expected to provide additional revenue opportunities for intermodal and automotive traffic, as well as access to additional chemical customers in Geismar, Louisiana, one of the largest concentrations of chemical suppliers in the world. However, management believes that, in the long term, a proposed BN/CN merger could adversely impact revenues expected from CN/IC alliance traffic.

The Company expects to record equity in net earnings from its investment in Grupo TFM in 2000. Grupo TFM revenues have grown substantially since inception (June 23, 1997) and are expected to continue to grow during 2000. Costs continue to be reduced through operational efficiencies and are expected to be lower in 2000. These expected results for Grupo TFM are based on current projections for the valuation of the peso for 2000. Management does not make any assurances as to the impact that a change in the value of the peso or a change in Mexican inflation will have on the results of Grupo TFM. See "Foreign Exchange Matters" below and Item 7(A), Quantitative and Qualitative Disclosures About Market Risk, of this Form 10-K for further information. Management also expects to record equity in net earnings from its Southern Capital and Mexrail investments during 2000.

FINANCIAL SERVICES (STILWELL)


Revenues, operating income and net income for Stilwell (with subsidiary information exclusive of holding company amortization and interest costs attributed to the respective subsidiary) were as follows (in millions):

                                             Year Ended December 31,
                                 1999               1998 (i)             1997 (ii)
                             ------------        --------------       --------------
Revenues:
     Janus                      $1,155.3            $  626.2             $  450.1
     SMI and Berger                 40.0                33.5                 34.9
     Nelson                         17.0                11.1                  -
     Other                           -                   -                    0.1
                             -------------       --------------       --------------

       Total                    $1,212.3            $  670.8             $  485.1
                             =============       ==============       ==============


Operating Income (Loss):
     Janus                      $  539.5            $  296.7             $  226.6
     SMI and Berger                  2.9                 4.9                  3.8
     Nelson                         (1.7)                1.1                  -
     Other                         (22.4)              (22.1)               (31.2)
                             -------------       --------------       --------------

       Total                    $  518.3            $  280.6             $  199.2
                             =============       ==============       ==============


Net Income (Loss):
     Janus                      $  284.1            $  164.0             $  119.9
     SMI and Berger                  4.4                 3.9                  2.7
     Nelson                         (1.4)                0.6                  -
     Other                          26.0               (16.3)                (4.6)
                             -------------       --------------       --------------

       Total                    $  313.1            $  152.2             $  118.0
                             =============       ==============       ==============


(i) Includes a one-time non-cash charge of $36.0 million ($23.2 million after-tax, or $0.21 per basic and diluted share) resulting from the DST and USCS merger, which DST accounted for under the pooling of interests method. The charge reflects the Company's reduced ownership of DST (from 41% to approximately 32%), together with the Company's proportionate share of DST and USCS fourth quarter merger-related charges. See Note 3 to the consolidated financial statements in this Form 10-K.

(ii) Includes $16.2 million (after-tax) of asset impairment and contract reserve costs. See Note 4 to the consolidated financial statements in this Form 10-K.


Assets under  management as of December 31, 1999,  1998 and 1997 were as follows
(in billions):

                                                                1999                1998                 1997
                                                                ----                ----                 ----
  JANUS
     Janus Advised Funds:
         Janus Investment Funds (i)                            $  171.8            $   75.9             $  48.7
         Janus Aspen Series (ii)                                   17.4                 6.2                 3.3
         Janus World Funds (iii)                                    1.4                 0.1                 -
         Janus Money Market Funds                                   9.4                 4.8                 2.6
                                                            -------------       --------------       --------------
             Total Janus Advised Funds                            200.0                87.0                54.6
     Janus Sub-Advised Funds and
       Private Accounts                                            49.5                21.3                13.2
                                                            -------------       --------------       --------------

       Total Janus                                                249.5               108.3                67.8
                                                            -------------       --------------       --------------

  BERGER
     Berger Advised Funds                                           5.7                 3.3                 3.2
     Berger/BIAM Funds                                              0.3                 0.2                 0.1
     Berger Sub-Advised Funds and
       Private Accounts                                             0.6                 0.2                 0.5
                                                            -------------       --------------       --------------

       Total Berger                                                 6.6                 3.7                 3.8
                                                            -------------       --------------       --------------

  NELSON  (iv)                                                      1.3                 1.1                 -
                                                            -------------       --------------       --------------

  Total Assets Under Management                                $  257.4            $  113.1             $  71.6
                                                            =============       ==============       ==============

(i)  Excludes money market funds

(ii) The Janus Aspen Series consists of eleven portfolios offered through variable annuity and variable life insurance contracts, and certain qualified pension plans

(iii)  Janus   World   Funds  Plc   ("Janus   World   Funds")   is  a  group  of
       Ireland-domiciled funds introduced in December 1998

(iv)  Acquired in April 1998

The Financial Services segment ("Stilwell") reported 1999 net income of $313.1 million, an increase of 106% compared to $152.2 million in 1998. Exclusive of the one-time charges associated with the DST merger in 1998, net income was $137.7 million (79%) higher than 1998. Revenues increased $541.5 million, or 81%, over 1998, leading to higher operating income. Efforts to maintain costs consistent with the level of revenues resulted in an operating margin of 43%, improved over the 42% in 1998. Total assets under management increased $144.3 billion (128%) during 1999, reaching $257.4 billion at December 31, 1999. Total shareowner accounts exceeded 4.3 million as of December 31, 1999, a 43% increase over 1998. Equity earnings from DST for the year ended December 31, 1999 increased 45% versus comparable 1998 (exclusive of fourth quarter merger-related costs).

Stilwell contributed $152.2 million to the Company's consolidated net income in 1998 versus $118.0 million in 1997. Exclusive of the one-time items recorded in both years as discussed in the "Significant Developments" section above, net income was $41.2 million (31%) higher than 1997. Revenues increased $185.7 million, or 38%, over 1997, leading to higher operating income. While operating income increased, efforts to ensure an adequate infrastructure to provide for consistent, reliable and accurate service to investors caused a decrease in operating margins in 1998, from

45% for the year ended December 31, 1997 to 42% for 1998. Total assets under management increased $41.5 billion (58%) during 1998, reaching $113.1 billion at December 31, 1998. Total shareowner accounts exceeded three million as of December 31, 1998, a 12% increase over 1997.

Revenue and operating income increases during the period from 1997 to 1999 are primarily attributable to Janus. These increases are a direct result of Janus' growth in assets under management. Assets under management and shareowner accounts have grown in recent years from a combination of new money investments (i.e., fund sales) and market appreciation. Fund sales have risen in response to marketing efforts, favorable fund performance, introduction and market reception of new products, and the current popularity of no-load mutual funds. Market appreciation has resulted from increases in investment values.

Following is a detailed discussion of the operating results of the primary subsidiaries comprising the Financial Services segment.


JANUS CAPITAL CORPORATION

1999

In 1999, assets under management increased 130.5% to $249.5 billion from $108.3 billion, as a result of net sales of $56.3 billion and market appreciation of $84.9 billion. Equity portfolios comprise 95% of all assets under management at the end of 1999.

Excluding money market funds, 1999 net sales of Janus Investment Funds, Janus Aspen Series and Janus World Funds were $42.2 billion and net sales of subadvised and private accounts totaled $10.0 billion. Total Janus shareowner accounts increased over 1.3 million, or 49%, to 4.1 million.

Investment management, shareholder servicing and fund administration revenue, which is primarily based upon a percentage of assets under management, increased $529.1 million, or 85% in 1999, to $1.2 billion as a result of the increase in assets under management. Aggregate fee rates declined from 1997 to 1999.

Operating expenses increased 87% from $329.5 million to $615.8 million in 1999 as a result of the significant increase in assets under management, additional employees, facilities and other infrastructure-related costs. Approximately 56% of Janus' 1999 operating expenses consist of variable costs that generally increase or decrease with fluctuations in management fee revenue. An additional 15% of operating expenses (principally advertising, promotion, sponsorships, pension plan and other contributions) are discretionary on a short-term basis.

The following highlights changes in key expenses in 1999 from 1998:

o Employee compensation and benefits increased $144 million, or 91%, primarily attributable to increased incentive and base compensation. Additionally, Janus experienced significant overtime compensation, which was required to manage the rapid growth in investor activity. Incentive compensation increased due to the growth in management fee revenue and achievement of investment and financial performance goals. For the twelve months and thirty-six months ended December 31, 1999, over 99% of assets under management were ranked within the first quartile of investment performance as compared to their respective peer groups and over 97% outperformed their respective index (as defined pursuant to compensation agreements). Base compensation increased due to a 68% increase in full-time employees from approximately 1,300 at the end of 1998 to approximately 2,200 at December 31, 1999.

o Fees paid to alliance and mutual fund supermarkets increased $77 million, or 124%, due principally to the growth in assets under management being distributed through these channels. Such assets increased from $32.3 billion at December 31, 1998 to $82.4 billion at December 31, 1999.

o    Marketing,  promotional and advertising expenditures increased 41% to $56.9
     million.   Janus  continued  to  promote  brand  awareness  through  print, television and radio media channels.

o Depreciation and amortization increased $9.8 million, or 141%, due to continued infrastructure spending discussed below.

o Sales commissions paid in 1999 related to sales of certain fund shares, known as B shares, in Janus World Funds. These payments increased by $29.5 million to $31.7 million from $2.2 million in 1998. Amortization of these payments amounted to $8.1 million and $154,000 in 1999 and 1998, respectively.

1998

In 1998, assets under management increased 59.7% to $108.3 billion as a result of net sales of $13.4 billion and $27.1 billion in market appreciation. Approximately $87.0 billion was invested in the Janus Advised Funds, with the remainder held by the Janus Sub-Advised Funds and Private Accounts. Equity portfolios comprised 94% of total assets under management at December 31, 1998.

Excluding money market funds, 1998 net sales of the Janus Advised Funds were $11.3 billion and net sales of the Janus Sub-Advised Funds and Private Accounts totaled $1.6 billion. Total Janus shareowner accounts increased 353,000, or 15%, to 2.7 million.

Janus' revenues increased $176.1 million (39%) to $626.2 million in 1998, driven by the significant growth in assets under management year to year.

Exclusive of the $2.2 and $2.6 million in amortization costs attributed to Janus in 1997 and 1998, respectively, operating expenses increased 47% from $223.5 million in 1997 to $329.5 million in 1998. This increase reflects the significant growth in assets under management and revenues, as well as Janus' efforts to develop its infrastructure to ensure consistent quality of service. Approximately 47% of Janus' 1998 operating expenses were variable (e.g., incentive compensation, mutual fund supermarket fees, etc.), 19% were discretionary (principally marketing, pension plan contributions, etc.) and the remainder fixed.

A brief discussion of key expense increases follows:

o Employee compensation and benefits increased $45 million, or 40%, in 1998 compared to 1997 due to an increased number of employees (including senior investment management, marketing and administration employees, as well as additional shareowner servicing and technology support personnel) and incentive compensation. Incentive compensation increased principally due to growth in assets under management combined with strong investment performance. In particular, portfolio management incentive compensation
     -- formulated to reward top investment performance -- approached its highest possible rate in 1998 as a result of more than 93% of assets under management ending 1998 in the top quartile of investment performance compared to their respective peer groups (as defined pursuant to compensation agreements).

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

General

The growth in Janus' assets under management over the past several years is a function of several factors including, among others: (i) market-leading, exceptional investment performance for the one and three year periods and for the life of fund for most mutual funds under management; (ii) strong equity securities markets worldwide; (iii) a strong brand awareness; and (iv) effective use of third party distribution channels for both retail and sub-advised products.

Since 1996, Janus has introduced eight new domestic funds -- four in the Janus Investment Funds and four in the Janus Aspen Series. Additionally, to continue to achieve optimal results for investors, Janus closed two of its most popular funds recently. With assets growing substantially during the year, Janus Twenty Fund was closed in April 1999 and Janus Global Technology Fund was closed in January 2000. In December 1999, Janus announced plans to open Janus Strategic Value Fund, which opened in early 2000.

International, or offshore, operations increased assets under management by $1.4 billion in 1999, due to $1.1 billion in net sales and $337 million in market appreciation. Most of this growth was in Janus World Funds, which is a group of offshore multiclass funds introduced in December 1998 modeled after certain of the Janus Investment Funds and domiciled in Dublin, Ireland. These operations incurred an operating loss of $7.8 million (before taxes). Due to significant expansion currently underway, such operations are not expected to generate a profit in 2000. The majority of sales of the Janus World Funds were made into the funds' class B shares, which require Janus to advance sales commissions to various financial intermediaries. Janus paid $29.5 million in commissions during 1999. Amounts paid for commissions were not material in 1998. Continued growth in these funds may impact liquidity and cash resources (see "Liquidity" below).

In 1999 and 1998, Janus invested more than $56 million and $37 million, respectively, on infrastructure development to ensure uninterrupted service to shareowners; to provide up-to-the-minute investment and securities trading data; to improve operating efficiency; to integrate information systems; and to obtain additional physical space for expansion. Net occupied lease space increased by 251,000 square feet during 1999 to 686,000 square feet, with commitments to occupy an additional 67,000 square feet by March 2000. Infrastructure efforts in 1999 focused on the following:

o Increases in shareholder servicing capacity. Over 170,000 square feet was added in Denver and Austin to accommodate additional telephone representatives and shareholder processing personnel. Additions to telephone infrastructure were made during 1999 that allow for over 2,600 concurrent investor service calls to be received versus approximately 1,600 at the start of 1999. Additionally, XpressLine, Janus' automated call system, was expanded to handle 218,000 calls per day and 35,000 calls per hour.

o Continued development and enhancement of Janus' web site. In 1999, features were added to allow investors to execute most transactions (purchases, redemptions and exchanges) on-line, to access account information on-line, to select the preferred method of statement delivery (paper or electronic), to allow a Janus Investor Services Representative to access copies of shareholder statements to assist with investor questions, and to provide information for institutional relationships. Capacity was expanded to handle over 300,000 visits per day. Janus intends to maintain a 100% web capacity reserve.

Infrastructure efforts in 1998 included the following:
o an enterprise-wide reporting system, producing more efficient and timely management reporting and allowing full integration of portfolio management, human resources, budgeting and financial systems;
o a second investor service and data center opened in Austin, Texas in 1998, including redundant data and telephone connections to allow the facility to operate in the event that Denver facilities and personnel become unavailable;
o an upgrade of Janus' web site, providing shareowners the opportunity to customize their personal Janus home page and to process most transactions on-line; and
o improvements of physical facilities, producing a more efficient workspace and allowing Janus to accommodate additional growth and technology.


SMI AND BERGER

1999

Berger reported 1999 net earnings of $4.4 million compared to $3.9 million in 1998, exclusive of $4.5 million in holding company amortization charges attributed to the investment in Berger in 1999 and 1998. Total assets under management held by the Berger funds as of December 31, 1999 increased to $6.6 billion, up 78% from the $3.7 billion as of December 31, 1998. This increase resulted from market appreciation of $2.3 billion and net sales of $0.6 billion. Total Berger shareowner accounts decreased approximately 13% during 1999, primarily within Berger funds introduced prior to 1997 (e.g., Berger Growth Fund
- formerly the Berger 100 Fund, Berger Growth & Income Fund). In contrast, the number of accounts in the funds introduced since 1997 increased 56% year to year. These fluctuations in shareowner accounts generally are indicative of recent performance compared to peer groups.

Due to the increased level of assets under management throughout 1999, revenues increased approximately 19% compared to 1998. Berger's 1999 operating expenses increased  approximately  $8.5  million  (30%)  over  1998,  resulting  in lower operating margins in 1999 versus 1998. This increase in expenses was primarily due to higher salaries and wages costs in second and third quarters associated with management realignment and a change in corporate structure (See "Significant Developments" above). Without these reorganization costs, margins improved approximately four percentage points. Higher costs also occurred in third party distribution costs and investment performance-based incentive compensation.

Berger recorded $2.3 million in equity earnings from its joint venture investment, BBOI, for the year ended December 31, 1999 compared to $1.5 million in 1998. This increase reflects continued growth in BBOI assets under management, which totaled $943 million at December 31, 1999 versus $522 million at December 31, 1998 (including, in both years, private accounts not reported in Berger's total assets under management). However, see discussion in "Significant Developments" regarding the planned dissolution of BBOI in the first half of 2000.

1998

Berger reported 1998 net earnings of $3.9 million compared to $4.4 million in 1997, exclusive of holding company amortization charges attributed to the investment in Berger in both years and a 1997 one-time restructuring, asset impairment and other charge of $2.7 million ($1.7 million after-tax) related to a contract reserve. Total assets under management held by the Berger funds decreased slightly to $3.7 billion as of December 31, 1998 versus $3.8 billion as of December 31, 1997. This decrease was attributable to net redemptions of $0.7 billion, substantially offset by market appreciation of $0.6 billion. While total Berger shareowner accounts decreased approximately 13% during 1998, primarily within the Berger Growth Fund, the number of accounts in the funds introduced during 1997 and 1998 increased 88% year to year. These fluctuations in shareowner accounts generally are indicative of shareowner reaction to recent performance compared to peer groups.

As a result of fluctuations in the level of assets under management throughout 1998, revenues decreased approximately 4% in 1998 from 1997. Berger's 1998 operating expenses were essentially even with 1997. While reductions in marketing costs resulted from a more targeted advertising program, these savings were offset by higher salaries and wages resulting from an increased average number of employees during 1998 versus 1997. Amortization expense attributed to Berger declined by $0.9 million in 1998 due to reduced goodwill from the 1997 impairment discussed previously.

Berger recorded $1.5 million in equity earnings from its joint venture investment, BBOI, for the year ended December 31, 1998 compared to $0.6 million in 1997. This increase reflects continued growth in BBOI assets under management, which totaled (including, in both years, private accounts not reported in Berger's total assets under management) $522 million at December 31, 1998 versus $161 million at December 31, 1997.

General

During the period from 1997 to 1999, Berger introduced six new equity funds: the Berger Mid Cap Value Fund; the Berger Small Cap Value Fund; the Berger Balanced Fund; the Berger Mid Cap Growth Fund; the Berger Select Fund; and, most recently, the Berger Information Technology Fund. These funds held approximately $1.5 billion of assets under management at December 31, 1999, more than three times the $493 million at December 31, 1998. The core Berger funds (i.e., those introduced by Berger prior to 1997) gained more than $1.4 billion in assets under management during 1999, reversing these funds' experience during 1998 and 1997.

In second quarter 1999, Berger appointed a new president and chief executive officer and realigned the management of several of its advised funds, including the Berger Growth Fund, the Berger Balanced Fund and the Berger Select Fund. Berger believes these changes improve its opportunity for growth in the future.

At December 31, 1999 and 1998, approximately 28.0% and 27.6%, respectively, of Berger's total assets under management were generated through mutual fund "supermarkets" and other third party distribution channels.

NELSON MONEY MANAGERS PLC

1999

For the year ended December 31, 1999, Nelson reported a net loss of $1.4 million compared to net income of $0.6 million for the period from acquisition to December 31, 1998 (exclusive of holding company amortization costs attributed to the investment in Nelson in both years). This decline resulted from Nelson's efforts to expand its revenue base through the use of its proprietary investment services in broader markets, as well as through brand-awareness and marketing programs initiated late in second quarter 1999. Revenues, which are earned based on a percentage of funds under management together with a fee on the client's initial investment, were higher in 1999 compared to 1998 due to higher assets under management and inclusive of a full year of Nelson revenues. Costs were higher in 1999, indicative of Nelson's growth efforts. Specifically, increases occurred in salaries and wages (reflecting growth in the number of employees), administration costs (infrastructure and training efforts) and advertising costs.

1998

Nelson contributed $0.6 million to consolidated net income in 1998 (exclusive of the $1.3 million of holding company amortization charges attributed to the investment in Nelson), reflecting the nine months of results since being acquired by KCSI. Nelson revenues were $11.1 million for the period from acquisition to year end 1998. Operating expenses, exclusive of amortization of intangibles, totaled $9.9 million. The intangible amounts associated with the acquisition of Nelson are being amortized over a 20 year period.


EQUITY IN EARNINGS OF DST

Equity earnings from DST totaled $44.4 million for 1999 versus $30.6 million in 1998 (exclusive of one-time fourth quarter merger-related charges). Improvements in revenues, operating margins and DST's equity earnings of unconsolidated affiliates contributed to this increase year to year, as did the required capitalization of internal use software development costs totaling approximately $20.9 million (DST's pretax total). Consolidated DST revenues increased 9.8% over the prior year, reflecting higher financial services and output solutions revenues. U.S. mutual fund shareowner accounts processed increased to 56.4 million compared to 49.8 million as of December 31, 1998.

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

As discussed in the "Significant Developments" section above, fourth quarter and year ended 1998 include a one-time $23.2 million (after-tax, $0.21 per share) non-cash charge resulting from the merger of a wholly-owned subsidiary of DST and USCS. This charge reflects the Company's reduced ownership of DST (from 41% to approximately 32%), together with the Company's proportionate share of DST and USCS fourth quarter merger-related costs.


INTEREST EXPENSE AND OTHER, NET

Fluctuations in interest expense from 1997 through 1999 reflect declining average debt balances over the period. The affect on interest resulting from these lower balances was partially offset by a modest increase in charges on other interest-bearing balances during the three year period. Interest expense in 1999 reflects this trend as the decline in debt-related interest from 1998 exceeded the increase resulting from higher average balances for other interest-bearing balances. Average debt balances in 1998 were lower than 1997 due to repayments of outstanding balances early in 1998; accordingly, 1998 interest expense declined from 1997. Interest expense in 1997 reflected borrowings in connection with KCSI common stock repurchases.

Other, net for full year 1999 increased $17.1 million compared to 1998, exclusive of the $8.8 million (pretax) gain on the sale of Janus' 50% interest in IDEX Management, Inc. ("IDEX"). Janus continues as sub-advisor to the five portfolios in the IDEX group of mutual funds it served prior to the sale. This increase year to year resulted from the following: i) realized gains by Janus and Berger on the sale of short-term investments; ii) higher interest income resulting from an increase in cash; iii) an increase in investment income; and
iv) gains resulting from the issuance of Janus shares to certain of its employees. Other, net increased in 1998 versus 1997 as a result of the gain on the sale of IDEX, partially offset by reduced 1998 other income recorded at the Financial Services holding company level relating to a sales agreement with a former affiliate.


STILWELL TRENDS and OUTLOOK

Future growth of Stilwell's revenues and operating income is largely dependent on prevailing financial market conditions, relative performance of Janus, Berger and Nelson products, introduction and market reception of new products, as well as other factors, including changes in the stock and bond markets, increases in the rate of return of alternative investments, increasing competition as the number of mutual funds continues to grow, and changes in marketing and distribution channels.

As a result of the rapid revenue growth during the last two years, Stilwell's operating margins have been strong. Management expects that Stilwell will experience margin pressures in the future as the various subsidiaries strive to ensure that the operational and administrative infrastructure continues to meet the high standards of quality and service historically provided to investors. Additionally, a higher rate of growth in costs compared to revenues is expected in connection with Nelson's efforts to expand its operations. Stilwell expects to continue to participate in the earnings or losses from its DST investment.


LIQUIDITY


Summary cash flow data is as follows (in millions):
                                                 1999              1998             1997
                                              -----------      -----------       -------
Cash flows provided by (used for):
     Operating activities                     $     458.8      $     255.6       $     246.7
     Investing activities                          (158.6)          (113.6)           (379.4)
     Financing activities                          (108.2)          (107.3)            173.2
                                              ------------     ------------      -----------
Net increase in
  cash and equivalents                              192.0             34.7              40.5
Cash and equivalents at beginning of year           144.1            109.4              68.9
                                              -----------      -----------       -----------

Cash and equivalents at end of year           $     336.1      $     144.1       $     109.4
                                              ===========      ===========       ===========


During the year ended December 31, 1999, the Company's consolidated cash position increased $192.0 million from December 31, 1998, resulting primarily from net income and changes in working capital balances, partially offset by property acquisitions and debt repayments.

Operating Cash Flows. The Company's cash flow from operations has historically been positive and sufficient to fund operations, KCSR roadway capital improvements, other capital improvements and debt service. External sources of cash (principally negotiated bank debt, public debt and sales of investments) have typically been used to fund acquisitions, new investments, equipment additions and Company Common stock repurchases.


The following table  summarizes  consolidated  operating cash flow  information.
Certain reclassifications have been made to prior year information to conform to current year presentation.

                                                           1999                1998               1997
                                                       -----------         -----------         -----------
                                                                           (in millions)
     Net income (loss)                                 $     323.3         $     190.2         $     (14.1)
     Depreciation and amortization                            92.3                73.5                75.2
     Equity in undistributed earnings                        (51.6)              (16.8)              (15.0)
     Reduction in ownership of DST                             -                  29.7                 -
     Restructuring, asset impairment and
       other charges                                           -                   -                 196.4
     Deferred income taxes                                    21.6                23.2               (16.6)
     Gains on sales of assets                                 (0.7)              (20.2)               (6.9)
     Minority interest in consolidated earnings               57.3                33.4                24.9
     Deferred commissions                                    (29.5)                -                   -
     Change in working capital items                          43.5               (59.5)               (7.4)
     Other                                                     2.6                 2.1                10.2
                                                       -----------         -----------         -----------

         Net operating cash flow                       $     458.8         $     255.6         $     246.7
                                                       ===========         ===========         ===========

Net operating cash inflows for the year ended December 31, 1999 were $458.8 million compared to net operating cash inflows of $255.6 million in the same 1998 period. This $203.2 million improvement was chiefly attributable to higher 1999 net income, increases in current liabilities resulting from infrastructure growth and a 1998 payment of approximately $23 million related to the KCSR union productivity fund termination. Partially offsetting this increase were payments of deferred commissions in connection with Janus World Funds B share arrangements and an increase in accounts receivable indicative of the revenue growth.

1998 operating cash inflows increased by approximately $8.9 million from 1997. This increase was largely attributable to higher ongoing net income (approximately $69 million) and deferred tax expense (due to benefits booked in 1997 in connection with restructuring, asset impairment and other charges). The increase was partially offset by the first quarter 1998 KCSR payment with respect to the productivity fund liability, lower interest payable as a result of reduced indebtedness during 1998 and declines in contract allowances and prepaid freight charges due other railroads.

Investing Cash Flows. Net investing cash outflows were $158.6 million for the year ended December 31, 1999 compared to $113.6 million of net investing cash outflows during 1998. This $45.0 million difference results primarily from higher capital expenditures - both in the Transportation and Financial Services segments. These increases were partially offset by a decrease in funds used for investment in affiliates.

Net investing cash outflows were $113.6 million during 1998 versus $379.4 million in 1997. This $265.8 million difference in cash outflows results mostly from a decrease in funds used for investments in affiliates ($298 million invested in Grupo TFM in 1997), offset partially by an increase in property acquisitions.

Cash was used for property acquisitions of $157, $105, and $83 million in 1999, 1998 and 1997, respectively, and investments in and loans with affiliates of $17, $25 and $304 million in 1999, 1998 and 1997, respectively. Included in the 1997 investments in affiliates was the Company's approximate $298 million capital contribution to Grupo TFM.

Generally, operating cash flows and borrowings under lines of credit have been used to finance property acquisitions and investments in and loans with affiliates.

Financing Cash Flows.  Financing cash flows were as follows:

o Borrowings of $22, $152 and $340 million in 1999, 1998 and 1997, respectively. Proceeds from the issuance of debt in 1999 were used for stock repurchases. During 1998, proceeds from borrowings under existing lines of credit were used to repay $100 million of 5.75% Notes which were due on July 1, 1998. Other 1998 borrowings were used to fund the KCSR union productivity fund termination ($23 million), to fund a portion of the Nelson acquisition ($24 million) and to provide for working capital needs ($5 million). 1997 debt proceeds were used to fund the $298 million Grupo TFM capital contribution, repurchase Company common stock ($39 million) and for additional investment in Berger ($3 million).
o Repayment of indebtedness in the amounts of $97, $239 and $110 million in 1999, 1998 and 1997, respectively, generally funded through operating cash flows.
o Repurchases of Company common stock during 1999 ($25 million) and 1997 ($50 million), which were funded with borrowings under existing lines of credit (as noted above) and internally generated cash flows.
o Distributions to minority stockholders of consolidated subsidiaries. Amounts increased in both 1999 and 1998 compared to the previous year due to higher net income on which distributions were based.
o Proceeds from stock plans of $43, $30 and $27million in 1999, 1998 and 1997, respectively.
o Payment of cash dividends of $18, $18 and $15 million in 1999, 1998 and 1997, respectively.

See discussion under "Financial Instruments and Purchase Commitments" for information relative to certain anticipated 2000 cash expenditures. Also see information under "Minority Purchase Agreements" for information relative to other existing contingencies.


CAPITAL STRUCTURE

Capital Requirements. Capital improvements for KCSR roadway track structure have historically been funded with cash flows from operations. The Company has traditionally used Equipment Trust Certificates for major purchases of locomotives and rolling stock, while using internally generated cash flows or leasing for other equipment. Through its Southern Capital joint venture, KCSR has the ability to finance railroad equipment, and therefore, has increasingly used lease-financing alternatives for its locomotives and rolling stock. Southern Capital was used to finance the purchase of the 50 new GE 4400 AC locomotives in November 1999. These locomotives are being financed by KCSR under operating leases with Southern Capital. Capital requirements for Janus, Berger, Nelson, the holding company and other subsidiaries have been funded with cash flows from operations and negotiated term financing.

Capital programs are primarily financed through internally generated cash flows. These internally generated cash flows were used to finance capital expenditures for the Transportation segment in 1999 ($106 million), 1998 ($70 million) and 1997 ($77 million). Internally generated cash flows and borrowings under existing lines of credit are expected to be used to fund capital programs in the Transportation segment for 2000, currently estimated at approximately $110 million.

Internally generated cash flows are expected to be used to fund Financial Services segment capital programs in 2000.

During 1998, Janus opened a new facility in Austin, Texas as an Investor Service and Processing Center for transfer agent operations, allowing for continuous service in the event the Denver facility is unavailable. Also, in 1998 and 1997, Janus upgraded and expanded its information technology and facilities infrastructure. These efforts were generally funded with existing cash flows.


Capital.  Components of capital are shown as follows (in millions):

                                                              1999              1998             1997
                                                           ----------       -----------       -----------
     Debt due within one year                              $     10.9       $      10.7       $     110.7
     Long-term debt                                             750.0             825.6             805.9
                                                           ----------       -----------       -----------
         Total debt                                             760.9             836.3             916.6

     Stockholders' equity                                     1,283.1             931.2             698.3
                                                           ----------       -----------       -----------

     Total debt plus equity                                $  2,044.0       $   1,767.5       $   1,614.9
                                                           ==========       ===========       ===========

     Total debt as a percent of
         total debt plus equity ("debt ratio")                   37.2%             47.3%             56.8%
                                                           ----------       -----------       -----------

At December 31, 1999, the Company's consolidated debt ratio decreased 10.1 percentage points to 37.2% from 47.3% at December 31, 1998. Total debt decreased $75.4 million as repayments exceeded borrowings. Stockholders' equity increased $351.9 million primarily as a result of 1999 net income of $323.3 million and $34.0 million in non-cash equity adjustments related to unrealized gains (net of income tax) on "available for sale securities" largely held by DST. Other equity activities during 1999 essentially offset one another. This increase in stockholders' equity and the decrease in debt resulted in the decrease in the debt ratio from December 31, 1998.

At December 31, 1998, the Company's consolidated debt ratio had decreased 9.5 percentage points to 47.3% compared to December 31, 1997. Total debt decreased $80.3 million as repayments exceeded borrowings. Stockholders' equity increased $232.9 million primarily as a result of $190.2 million in net income, $24.1 million in non-cash equity adjustments related to unrealized gains (net of tax) on "available for sale" securities and stock options exercised of approximately $30.1 million, partially offset by dividends of $17.9 million. This increase in stockholders' equity coupled with the decrease in debt resulted in a decrease in the debt ratio from December 31, 1997.

Under the current capital structure of KCSI, management anticipates that the debt ratio will decrease during 2000 as a result of continued debt repayments and profitable operations. Note, however, that unrealized gains on "available for sale" securities, which are included net of deferred income taxes as accumulated other comprehensive income in stockholders' equity, are contingent on market conditions and thus, are subject to significant fluctuations in value. Significant declines in the value of these securities would negatively impact stockholders' equity and could increase the Company's debt ratio. Additionally, upon completion of the proposed Separation, the capital structure of KCSI is expected to change dramatically, resulting in an increase in the debt ratio. Efforts to improve the capital structure of the Company following the Separation were initiated with the re-capitalization of the Company's debt structure in January 2000 as described in "Recent Developments". The pro forma debt ratio of the Transportation segment on a stand-alone basis under this re-capitalized structure approximates 54%, assuming the re-capitalization occurred at December 31, 1999.

Debt Securities Registration and Offerings. The SEC declared the Company's Registration Statement on Form S-3 (File No. 33-69648) effective April 22, 1996, registering $500 million in securities. However, no securities have been issued. The securities may be offered in the form of Common Stock, New Series Preferred Stock $1 par value, Convertible Debt Securities or other Debt Securities (collectively, "the Securities"). The Company has not engaged an underwriter for these Securities. Management expects that any net proceeds from the sale of the Securities would be added to the general funds of the Company and used principally for general corporate purposes, including working capital, capital expenditures, and acquisitions of or investments in businesses and assets. The Company believes its operating cash flows and available financing resources are sufficient to fund working capital and other requirements for 2000.

KCSI   Credit   Agreements.   In  January   2000,   in   conjunction   with  the
re-capitalization of the Company's debt structure, the Company entered into new credit agreements as described above in "Recent Developments".

Minority Purchase Agreements. A stock purchase agreement with Thomas H. Bailey ("Mr. Bailey"), Janus' Chairman, President and Chief Executive Officer, and another Janus stockholder (the "Janus Stock Purchase Agreement") and certain restriction agreements with other Janus minority stockholders contain, among other provisions, mandatory put rights whereby at the election of such minority stockholders, KCSI would be required to purchase the minority interests of such Janus minority stockholders at a purchase price equal to fifteen times the net after-tax earnings over the period indicated in the relevant agreement, or in some circumstances at a purchase price as determined by an independent appraisal. Under the Janus Stock Purchase Agreement, termination of Mr. Bailey's employment could require a purchase and sale of the Janus common stock held by him. If other minority holders terminated their employment, some or all of their shares also could be subject to mandatory purchase and sale obligations. Certain other minority holders who continue their employment also could exercise puts. If all of the mandatory purchase and sale provisions and all the puts under such Janus minority stockholder agreements were implemented, KCSI would have been required to pay approximately $789 million as of December 31, 1999, compared to $447 and $337 million at December 31, 1998 and 1997, respectively. In the future these amounts may be higher or lower depending on Janus' earnings, fair market value and the timing of the exercise. Payment for the purchase of the respective minority interests is to be made under the Janus Stock Purchase Agreement within 120 days after receiving notification of exercise of the put rights. Under the restriction agreements with certain other Janus minority stockholders, payment for the purchase of the respective minority interests is to be made 30 days after the later to occur of (i) receiving notification of exercise of the put rights or (ii) determination of the purchase price through the independent appraisal process.

The Janus Stock Purchase Agreement and certain stock purchase agreements and restriction agreements with other minority stockholders also contain provisions whereby upon the occurrence of a Change in Ownership (as defined in such agreements) of KCSI, KCSI may be required to purchase such holders' Janus stock or, as to the stockholders that are parties to the Janus Stock Purchase Agreement, at such holders' option, to sell its stock of Janus to such minority stockholders. The price for such purchase or sale would be equal to fifteen times the net after-tax earnings over the period indicated in the relevant agreement, in some circumstances as determined by Janus' Stock Option Committee or as determined by an independent appraisal. If KCSI had been required to purchase the holders' Janus common stock after a Change in Ownership as of December 31, 1999, the purchase price would have been approximately $899 million (see additional information in Note 13 to the consolidated financial statements).

KCSI  would  account  for any such  purchase  as the  acquisition  of a minority
interest   under   Accounting   Principles   Board  Opinion  No.  16,   Business
Combinations.

As of March 31, 2000, KCSI, through Stilwell, had $200 million in credit facilities available, owned securities with a market value in excess of $1.3 billion and had cash balances at the Stilwell holding company level in excess of $147.5 million. To the extent that these resources were insufficient to fund its purchase obligations, KCSI had access to the capital markets and, with respect to the Janus Stock Purchase Agreement, had 120 days to raise additional sums.

Overall Liquidity. The Company believes it has adequate resources available - including existing cash balances, sufficient lines of credit (within the financial covenants referred to below), businesses which have historically been positive cash flow generators and the $500 million Shelf Registration Statement
- to meet anticipated operating, capital and debt service requirements and other commitments in 2000.

The Company's cash and equivalents balance includes investments in money market mutual funds that are managed by Janus. Janus' investments in its money market mutual funds are generally used to fund operations and to pay dividends.

The  Company's  credit  agreements  contain,  among  other  provisions,  various financial covenants. The Company was in compliance with these various provisions, including the financial covenants, as of December 31, 1999. Because of certain financial covenants contained in the credit agreements, however, maximum utilization of the Company's available lines of credit may be restricted.

As discussed above in "Significant Developments", Grupo TFM management is in negotiations with the Mexican Government with respect to an option for the Company and Grupo TFM to purchase the Mexican Government's 20% interest in TFM at a discount. Management expects to use borrowings under the new KCS Credit Facility to fund this transaction in the event it elects to exercise any option that might be granted under these negotiations.

As discussed in "Significant Developments" above, TMM and the Company could be required to purchase the Mexican Government's interest in TFM in proportion to each partner's respective ownership interest in Grupo TFM (without regard to the Mexican Government's interest in Grupo TFM); however, this provision is not exercisable prior to October 31, 2003. Also, the Mexican Government's interest in Grupo TFM may be called by TMM and the Company, exercisable at the original amount (in U.S. dollars) paid by the Government plus interest based on one-year U.S. Treasury securities. Additionally, the Company could be required to contribute capital of up to approximately $74 million if Grupo TFM does not meet certain performance benchmarks as outlined in the Contribution Agreement (See "Significant Developments").

Pursuant to contractual agreement between KCSI and certain Janus minority stockholders, Janus has distributed at least 90% of its net income to its shareholders each year. The Company uses its portion (approximately 82%) of these dividends in accordance with its strategic plans, which have included, among others, repayment of indebtedness, repurchase of Company common stock and investments in affiliates. Additionally, Janus' agreement with the Janus World Funds includes an arrangement by which investor purchases of Janus World Funds class B shares require a commission to be advanced by Janus. Advanced commissions on the Janus World Funds class B shares were $29 million for the year ended December 31, 1999.

As discussed previously, in preparation for the Separation, KCSI completed a re-capitalization of the Company's debt structure in January 2000. As part of the re-capitalization, KCSI refinanced its public debt and revolving credit facilities. Management believes that the new capital structure provides the necessary liquidity to meet anticipated operating, capital and debt service requirements and other commitments for 2000.

OTHER

Janus Capital Corporation. In connection with its 1984 acquisition of an 80% interest in Janus, KCSI entered into a stock purchase agreement with Thomas H. Bailey ("Mr. Bailey"), Janus' Chairman, President and Chief Executive Officer and owner of 12% of Janus common stock, and another Janus stockholder (the "Janus Stock Purchase Agreement"). The Janus Stock Purchase Agreement, as amended, provides that so long as Mr. Bailey is a holder of at least 5% of the common stock of Janus and continues to be employed as President or Chairman of the Board of Janus (or, if he does not serve as President, James P. Craig, III serves as President and Chief Executive Officer or Co-Chief Executive Officer with Mr. Bailey), Mr. Bailey shall continue to establish and implement policy with respect to the investment advisory and portfolio management activity of Janus. The agreement also provides that, in furtherance of such objective, so long as both the ownership threshold and officer status conditions described above are satisfied, KCSI will vote its shares of Janus common stock to elect directors of Janus, at least the majority of whom are selected by Mr. Bailey, subject to KCSI's approval, which approval may not be unreasonably withheld. The agreement further provides that any change in management philosophy, style or approach with respect to investment advisory and portfolio management policies of Janus shall be mutually agreed upon by KCSI and Mr. Bailey.

KCSI does not believe Mr. Bailey's rights under the Janus Stock Purchase Agreement are "substantive," within the meaning of Issue 96-16 of the Emerging Issues Task Force ("EITF 96-16"), because KCSI can terminate those rights at any time by removing Mr. Bailey as an officer of Janus. KCSI also believes that the removal of Mr. Bailey would not result in significant harm to KCSI based on the factors discussed below. Colorado law provides that removal of an officer of a Colorado corporation may be done directly by its stockholders if the corporation's bylaws so provide. While Janus' bylaws contain no such provision currently, KCSI has the ability to cause Janus to amend its bylaws to include such a provision. Under Colorado law, KCSI could take such action at an annual meeting of stockholders or make a demand for a special meeting of stockholders. Janus is required to hold a special stockholders' meeting upon demand from a holder of more than 10% of its common stock and to give notice of the meeting to all stockholders. If notice of the meeting is not given within 30 days of such a demand, the District Court is empowered to summarily order the holding of the meeting. As the holder of more than 80% of the common stock of Janus, KCSI has the requisite votes to compel a meeting and to obtain approval of the required actions at such a meeting.

KCSI has concluded, supported by an opinion of legal counsel, that it could carry out the above steps to remove Mr. Bailey without breaching the Janus Stock Purchase Agreement and that if Mr. Bailey were to challenge his removal by instituting litigation, his sole remedy would be for damages and not injunctive relief and that KCSI would likely prevail in that litigation.

Although KCSI has the ability to remove Mr. Bailey, it has no present plan or intention to do so, as he is one of the persons regarded as most responsible for the success of Janus. The consequences of any removal of Mr. Bailey would depend upon the timing and circumstances of such removal. Mr. Bailey could be required to sell, and KCSI could be required to purchase, his Janus common stock, unless he were terminated for cause. Certain other Janus minority stockholders would also be able, and, if they terminated employment, required, to sell to KCSI their shares of Janus common stock. The amounts that KCSI would be required to pay in the event of such purchase and sale transactions could be material. See
Note 12 to the consolidated financial statements. As of December 31, 1999, such removal would have also resulted in acceleration of the vesting of a portion of the shares of restricted Janus common stock held by other minority stockholders having an approximate aggregate value of $16.3 million.

There may also be other consequences of removal that cannot be presently identified or quantified. For example, Mr. Bailey's removal could result in the loss of other valuable employees or clients of

Janus. The likelihood of occurrence and the effects of any such employee or client departures cannot be predicted and may depend on the reasons for and circumstances of Mr. Bailey's removal. However, KCSI believes that Janus would be able in such a situation to retain or attract talented employees because: (i) of Janus' prominence; (ii) Janus' compensation scale is at the upper end of its peer group; (iii) some or all of Mr. Bailey's repurchased Janus stock could be then available for sale or grants to other employees; and (iv) many key Janus employees must continue to be employed at Janus to become vested in currently unvested restricted stock valued in the aggregate (after considering additional vesting that would occur upon the termination of Mr. Bailey) at approximately $36 million as of December 31, 1999. In addition, notwithstanding any removal of Mr. Bailey, KCSI would expect to continue its practice of encouraging autonomy by its subsidiaries and their boards of directors so that management of Janus would continue to have responsibility for Janus' day-to-day operations and investment advisory and portfolio management policies and, because it would continue that autonomy, KCSI would expect many current Janus employees to remain with Janus.

With respect to clients, Janus' investment advisory contracts with its clients are terminable upon 60 days' notice and in the event of a change in control of Janus. Because of his rights under the Janus Stock Purchase Agreement, Mr. Bailey's departure, whether by removal, resignation or death, might be regarded as such a change in control. However, in view of Janus' investment record, KCSI has concluded it is reasonable to expect that in such an event most of Janus' clients would renew their investment advisory contracts. This conclusion is reached because (i) Janus relies on a team approach to investment management and development of investment expertise, (ii) Mr. Bailey has not served as a portfolio manager for any Janus fund for several years, (iii) a succession plan exists under which Mr. James P. Craig, III would succeed Mr. Bailey, and (iv) Janus should be able to continue to attract talented portfolio managers. It is reasonable to expect that Janus' clients' reaction will depend on the circumstances, including, for example, how much of the Janus team remains in place and what investment advisory alternatives are available.

The Janus Stock Purchase Agreement and other agreements provide for rights of first refusal on the part of Janus minority stockholders, Janus and KCSI, with respect to certain sales of Janus stock. These agreements also require KCSI to purchase the shares of Janus minority stockholders in certain circumstances. In addition, in the event of a Change in Ownership of KCSI, as defined in the Janus Stock Purchase Agreement, KCSI may be required to sell its stock of Janus to the stockholders who are parties to such agreement or to purchase such holders' Janus stock. In the event Mr. Bailey was terminated for any reason within one year following a Change in Ownership, he would be entitled to a severance payment, amounting, at December 31, 1999, to approximately $2 million. Purchase and sales transactions under these agreements are to be made based upon a multiple of the net earnings of Janus and/or other fair market value determinations, as defined therein. See Note 12 to the consolidated financial statements.

Under the Investment Company Act of 1940, certain changes in ownership of Janus may result in termination of investment advisory agreements with the mutual funds and other accounts Janus manages, requiring approval of fund shareowners and other account holders to obtain new agreements. Additionally, there are Janus officers and directors that serve as officers and/or directors of certain of the registered investment companies to which Janus acts as investment advisor.

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

Current Status. KCSI and its subsidiaries experienced no material Year 2000 related issues when the date moved to January 1, 2000, nor have any issues arisen as of the date of this Form 10-K. Although the initial transition to 2000 occurred without adverse effects, there still exists possible Year 2000 issues for those applications, systems, processes and system hardware that have yet to be used in live activities and transactions. The Company continues to evaluate and pursue discussions with its various customers, partners and vendors with respect to Year 2000 issues. No assurance can be made that such parties will be Year 2000 ready. While the Company cannot fully determine the impact, the inability of its computer systems to operate properly in 2000 could result in significant difficulty in processing and completing fundamental transactions. In such events, the Company's results of operations, financial position and cash flows could be materially adversely affected.

General. Many existing computer programs and microprocessors that use only two digits (rather than four) to identify a year could fail or create erroneous results with respect to dates after December 31, 1999 if not corrected to read all four digits. This computer program flaw is expected to affect all companies and organizations, either directly or indirectly.

The Company depends upon its computer and other systems and the computers and other systems of third parties to conduct and manage the Company's Transportation and Financial Services businesses. These Year 2000 related issues may also adversely affect the operations and financial performance of one or more of the Company's customers and suppliers. As a result, the failure of the Company, its customers or suppliers to operate properly in Year 2000 could have a material adverse impact on the Company's results of operations, financial position and cash flows. The Company is unable to assess the extent or duration of that impact at this time, but they could be substantial.

To prepare for Year 2000, the Company and its key subsidiaries formed project teams comprised of employees and third party consultants to identify and resolve the numerous issues surrounding the Year 2000. The areas in which the project teams focused most of their efforts are information technology ("IT") systems, non-IT systems, and third party issues.

     IT Systems. In both the Transportation and Financial Services segments, the IT systems (including mission critical and significant non-critical operating, accounting and supporting systems) and underlying hardware and software have operated in 2000 and no material failures or problems have arisen.

     Non-IT Systems. All equipment that contains an internal clock or embedded micro-processor (e.g., personal computers, software, telephone systems, locomotives, signal and communications systems, etc.) has been analyzed for Year 2000 readiness and replacement and upgrades of this type of equipment are completed.

     Third Party Systems. Because both segments of the Company depend heavily on third party systems in the operation of their businesses, significant third party relationships were evaluated to determine the status of their Year 2000 readiness and the potential impact on the Company's operations if those significant third parties fail to become Year 2000 ready.

     The Transportation companies worked with the Association of American Railroads ("AAR") and other AAR-member railroads to coordinate the testing and certification of the systems administered by the AAR. Similarly, the Financial Services entities participated in various industry-wide efforts (e.g., trading and account maintenance, trade execution, confirmation, etc.) and were required to periodically report to the SEC their progress with respect to Year 2000 preparedness. Transactions and other activities have been successfully performed in 2000 for certain third party entities. The Company will continue to monitor its third party relationships for Year 2000 issues.

Testing and Documentation Procedures. All material modifications to IT and non-IT systems were documented and maintained by the project teams for purposes of tracking the Year 2000 project and as a part of the Company's due diligence process.

Year 2000 Risks. While there have been no material problems during Year 2000 as of the date of this Form 10-K, the Company continues to evaluate the principal risks associated with its IT and non-IT systems, as well as third party systems if they were not to operate properly in the Year 2000.

Based on work performed and information received, the Company believes its key suppliers, customers and other significant third party relationships were and continue to be prepared for the Year 2000 in all material respects; however, management of the Company makes no assurances that all such parties are Year 2000 ready. In the event that the Company or key third parties experience Year 2000 difficulties, the Company's results of operations, financial position and cash flows could be materially adversely affected. The Company has no basis to form an estimate of costs or lost revenues at this time.

Contingency Plans. The Company and its subsidiaries have identified alternative plans in the event that the Year 2000 project does not meet anticipated needs. The Company has made alternative arrangements in the event that critical suppliers, customers, utility providers and other significant third parties experience Year 2000 difficulties.

Year 2000 Costs. Through December 31, 1999, the Company has spent approximately $21 million ($8 million by Transportation; $13 million by Financial Services) in connection with ensuring that all Company and subsidiary computer programs are compatible with Year 2000 requirements. In addition, the Company anticipates future spending of less than $1 million in connection with this process. Accounting principles require all costs associated with Year 2000 issues to be expensed as incurred. A portion of these costs will not result in an increase in expense because existing employees and equipment are being used to complete the project.

Financial Instruments and Purchase Commitments. During 1995, the Company entered into a forward stock purchase contract as a means of securing a potentially favorable price for the repurchase of six million shares of its common stock. During 1997, the Company purchased 2.4 million shares under this contract at an aggregate cost of $39 million (including transaction premium).

In accordance with the provision of the New Credit Facilities requiring the Company to manage its interest rate risk through hedging activity, in first quarter 2000 the Company entered into five separate interest rate cap agreements for an aggregate notional amount of $200 million expiring on various dates in 2002. The interest rate caps are linked to LIBOR. $100 million of the aggregate notional amount provides a cap on the Company's interest rate of 7.25% plus the applicable spread, while $100 million limits the interest rate to 7% plus the applicable spread. Counterparties to the interest rate cap agreements are major financial institutions who also participate in the New Credit Facilities. Credit loss from counterparty non-performance is not anticipated.

Fuel  costs are  affected  by  traffic  levels,  efficiency  of  operations  and equipment, and petroleum market conditions. Controlling fuel expenses is a concern of management, and expense savings remains a top priority. To that end, from time to time KCSR enters into forward diesel fuel purchase commitments and hedge transactions (fuel swaps or caps) as a means of securing volumes and prices. Hedge transactions are correlated to market benchmarks and hedge positions are monitored to ensure that they will not exceed actual fuel requirements in any period. There were no fuel swap or cap transactions during 1997 and minimal purchase commitments were negotiated for 1997. However, at the end of 1997, the Company had purchase commitments for approximately 27% of expected 1998 diesel fuel usage, as well as fuel swaps for approximately 37% of expected 1998 usage. As a result of actual fuel prices remaining below both the purchase commitment price and the swap price during 1998, the Company's fuel expense was approximately $4.0 million higher. The purchase commitments resulted in a higher cost of approximately $1.7 million, while the Company made payments of approximately $2.3 million related to the 1998 fuel swap transactions. At December 31, 1998, the Company had purchase commitments and fuel swap transactions for approximately 32% and 16%, respectively, of expected 1999 diesel fuel usage. In 1999, KCSR saved approximately $0.6 million as a result of these purchase commitments. The fuel swap transactions resulted in higher fuel expense of approximately $1 million.

At December 31, 1999, the Company had no outstanding purchase commitments for 2000 and had entered into two diesel fuel cap transactions for a total of six million gallons (approximately 10% of expected 2000 usage) at a cap price of $0.60 per gallon. The caps are effective January 1, 2000 through June 30, 2000.

These transactions are intended to mitigate the impact of rising fuel prices and are recorded using hedge accounting policies as set forth in Note 2 to the consolidated financial statements of this Form 10-K. In general, the Company enters into transactions such as those discussed above in limited situations based on management's assessment of current market conditions and perceived risks. Historically, the Company has engaged in a limited number of such transactions and their impact has been insignificant. However, the Company intends to respond to evolving business and market conditions in order to manage risks and exposures associated with the Company's various operations, and in doing so, may enter into transactions similar to those discussed above.

Foreign Exchange Matters. In connection with the Company's investment in Grupo TFM (Mexico), Nelson (United Kingdom) and Janus Capital International (UK) Limited ("Janus UK"), operating in the United Kingdom, matters arise with respect to financial accounting and reporting for foreign currency transactions and for translating foreign currency financial statements into U.S. dollars. The Company follows the requirements outlined in Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation" ("SFAS 52"), and related authoritative guidance.

The purchase price paid by Grupo TFM for 80% of the common stock of TFM was fixed in Mexican pesos; accordingly, the Company was exposed to fluctuations in the U.S. dollar/Mexican peso exchange rate. In the event that the proceeds from the various financing arrangements did not provide funds sufficient for Grupo TFM to complete the purchase of TFM, the Company may have been required to make additional capital contributions to Grupo TFM. Accordingly, in order to hedge a portion of the Company's exposure to fluctuations in the value of the Mexican peso versus the U.S. dollar, the Company entered into two separate forward contracts to purchase Mexican pesos - $98 million in February 1997 and $100 million in March 1997. In April 1997, the Company realized a $3.8 million pretax gain in connection with these contracts. This gain was deferred and has been accounted for as a component of the Company's investment in Grupo TFM. These contracts were intended to hedge only a portion of the Company's exposure related to the final installment of the purchase price and not any other transactions or balances.

Prior to January 1, 1999, Mexico's economy was classified as "highly inflationary" as defined in SFAS 52. Accordingly, under the highly inflationary accounting guidance in SFAS 52, the U.S. dollar was used as Grupo TFM's functional currency, and any gains or losses from translating Grupo TFM's financial statements into U.S. dollars were included in the determination of its net income (loss). Equity earnings (losses) from Grupo TFM included in the
Company's results of operations reflected the Company's share of such translation gains and losses.

Effective January 1, 1999, the SEC staff declared that Mexico should no longer be considered a highly inflationary economy. Accordingly, the Company performed an analysis under the guidance of SFAS 52 to determine whether the U.S. dollar or the Mexican peso should be used as the functional currency for financial accounting and reporting purposes for periods subsequent to December 31, 1998. Based on the results of the analysis, management believes the U.S. dollar to be the appropriate functional currency for the Company's investment in Grupo TFM; therefore, the financial accounting and reporting of the operating results of Grupo TFM will remain consistent with prior periods.

Because the Company is required to report equity in Grupo TFM under GAAP and Grupo TFM reports under International Accounting Standards, fluctuations in deferred income tax calculations occur based on translation requirements and differences in accounting standards. The deferred income tax calculations are significantly impacted by fluctuations in the relative value of the Mexican peso versus the U.S. dollar and the rate of Mexican inflation, and can result in significant variances in the amount of equity earnings (losses) reported by the Company.

Nelson  and  Janus UK  operate  principally  in the  United  Kingdom  and  their financial statements are presented using the British pound as the functional currency. Any gains or losses arising from transactions not denominated in the British pound are recorded as a foreign currency gain or loss and included in the results of operations of Nelson and Janus UK. The translation of the respective company's financial statements from the British pound into the U.S. dollar results in an adjustment to stockholders' equity as a cumulative translation adjustment. At December 31, 1999 and 1998, the cumulative translation adjustments were not material.

The Company continues to evaluate existing alternatives with respect to utilizing foreign currency instruments to hedge its U.S. dollar investment in Grupo TFM, and Nelson as market conditions change or exchange rates fluctuate. At December 31, 1999 and 1998, the Company had no outstanding foreign currency hedging instruments.

Pensions and Other Postretirement Benefits. Statement of Financial Accounting Standards No. 132 "Employers' Disclosure about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88, and 106" ("SFAS 132") was adopted by the Company in 1998 and prior year information has been included pursuant to SFAS 132. SFAS 132 establishes standardized disclosure requirements for pension and other postretirement benefit plans, requires additional information on changes in the benefit obligations and fair values of plan assets, and eliminates certain disclosures that are no longer considered useful. The standard does not change the measurement or recognition of pension or postretirement benefit plans. The adoption of SFAS 132 did not have a material impact on the Company's disclosures.

Segment Disclosures. In 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the manner in which public business enterprises report information about operating segments in annual financial statements and requires disclosure of selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 did not have a material impact on the Company's disclosures. Segment financial information is included in Note 1 and Note 14 to the consolidated financial statements included under Item 8 of this Form 10-K and prior year information has been restated according to the provisions of SFAS 131.

Comprehensive Income. Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and disclosure of comprehensive income and its components in the financial statements. Prior year information has been included pursuant to

SFAS 130. The Company's other comprehensive income consists primarily of unrealized gains and losses relating to investments held by DST and accounted for as "available for sale" securities as defined by SFAS 115. The Company records its proportionate share of any unrealized gains or losses related to these investments, net of deferred income taxes, in stockholders' equity as accumulated other comprehensive income. The unrealized gain related to these investments increased $63.8 million, $39.5 million, and $42.6 million ($38.4 million, $24.3 million, and $26.1 million, net of deferred taxes) for the years ended December 31, 1999, 1998 and 1997, respectively.

Minority  Rights.  In EITF  96-16,  the  Financial  Accounting  Standards  Board
("FASB") reached a consensus that substantive minority rights which provide a minority stockholder with the right to effectively control significant decisions in the ordinary course of an investee's business could impact whether the majority stockholder should consolidate the investee. After evaluation of the rights of the minority stockholders of its consolidated subsidiaries and in particular the contractual rights of Mr. Bailey described in "Other - Janus Capital Corporation", KCSI management concluded that application of EITF 96-16 did not affect the Company's consolidated financial statements. This conclusion with respect to Janus is currently under discussion with the Staff of the SEC and, accordingly, is subject to change. Upon resolution of this matter, the Company expects to file an amendment to this Form 10-K. If the consolidation of Janus is discontinued, the Company will restate certain of its financial statements. If Janus continues to be consolidated, the amendment is expected to include an opinion of counsel supporting consolidation. See Notes 12 and 13 to the consolidated financial statements.

Internally Developed Software. In 1998, the Company adopted the guidance outlined in American Institute of Certified Public Accountant's Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires that computer software costs incurred in the preliminary project stage, as well as training and maintenance costs be expensed as incurred. This guidance also requires that direct and indirect costs associated with the application development stage of internal use software be capitalized until such time that the software is substantially complete and ready for its intended use. Capitalized costs are to be amortized on a straight-line basis over the useful life of the software. The adoption of this guidance did not have a material impact on the Company's results of operations, financial position or cash flows.

Derivative Instruments. In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities measured at fair value. The FASB amended SFAS 133 to require adoption for all fiscal quarters of fiscal years beginning after June 15, 2000 and to preclude retroactive applications prior to adoption. The Company expects adoption of SFAS 133 by the required date. The adoption of SFAS 133 is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

Litigation. The Company and its subsidiaries are involved as plaintiff or defendant in various legal actions arising in the normal course of business. While the ultimate outcome of the various legal proceedings involving the Company and its subsidiaries cannot be predicted with certainty, it is the opinion of management (after consultation with legal counsel) that the Company's litigation reserves are adequate and that these legal actions currently are not material to the Company's consolidated results of operations, financial position or cash flows. The following outlines two significant ongoing cases:

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

Subsequent to the verdict, the trial court held that the plaintiffs were entitled to interest on the judgment from the date the suit was filed, dismissed the verdict against one defendant and reallocated the amount of that verdict to the remaining defendants. The resulting total judgment against KCSR, together with interest, was $27.0 million as of December 31, 1999.

On November 3, 1999, the Third Circuit Court of Appeals in Louisiana affirmed the judgment. Review is now being sought in the Louisiana Supreme Court. On March 24, 2000, the Louisiana Supreme Court granted KCSR's Application for a Writ of Review regarding this case. Independent trial counsel has expressed confidence to KCSR management that the Louisiana Supreme Court will set aside the district court and court of appeals judgments in this case. KCSR management believes it has meritorious defenses and that it will ultimately prevail in appeal to the Louisiana Supreme Court. If the verdict were to stand, however, the judgment and interest are in excess of existing insurance coverage and could have an adverse effect on the Company's consolidated results of operations, financial position and cash flows.

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

KCSR neither owned nor leased the rail car or the rails on which it was located at the time of the explosion in Bogalusa. KCSR did, however, move the rail car from Jackson to Vicksburg, Mississippi, where it was loaded with chemicals, and back to Jackson where the car was tendered to the IC. The explosion occurred more than 15 days after the Company last transported the rail car. The car was loaded in excess of its standard weight, but under the car's capacity, when it was transported by the Company to interchange with the IC.

The trial of a group of twenty plaintiffs in the Mississippi lawsuits arising from the chemical release resulted in a jury verdict and judgment in favor of KCSR in June 1999. The jury found that KCSR was not negligent and that the plaintiffs had failed to prove that they were damaged. The trial of the Louisiana class action is scheduled to commence on June 11, 2001. No date has been scheduled for the trial of the additional plaintiffs in Mississippi.

KCSR believes that its exposure to liability in these cases is remote. If KCSR were to be found liable for punitive damages in these cases, such a judgment could have a material adverse effect on the results of operations, financial position and cash flows of the Company.

Environmental Matters. Certain of the Company's subsidiaries are subject to extensive regulation under environmental protection laws concerning, among other things, discharges to waters and the generation, handling, storage, transportation and disposal of waste and other materials where environmental risks are inherent. In particular, the Company is subject to various laws and certain legislation including, among others, the Federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA," also known as the Superfund law), the Toxic Substances Control Act, the Federal Water Pollution Control Act, and the Hazardous Materials Transportation Act. This legislation generally imposes joint and several liability for clean up and enforcement costs, without regard to fault or legality of the original conduct, on current and predecessor owners and operators of a site. The Company does not foresee that compliance with the requirements imposed by the environmental legislation will impair its competitive capability or result in any material additional capital expenditures, operating or maintenance costs. As part of serving the petroleum and chemicals industry, KCSR transports hazardous materials and has a Shreveport, Louisiana-based hazardous materials emergency team available to handle environmental issues that might occur in the transport of such materials. Additionally, the Company performs ongoing review and evaluation of the various environmental issues that arise in the Company's operations, and, as necessary, takes actions to limit the Company's exposure to potential liability.

In November 1997, representatives of KCSR and the United States Environmental Protection Agency ("EPA") met at the site of two, contiguous pieces of property in North Baton Rouge, Louisiana, abandoned leaseholds of Western Petrochemicals and Export Drum. These properties had been the subjects of voluntary clean up prior to the EPA's involvement. The site visit prompted KCSR to obtain from the EPA, through the Freedom of Information Act, a "Preliminary Assessment Report" concerning the properties, dated January, 1995, and directing a "Site Investigation." The EPA's November 1997 visit to the site was the start of that "Site Investigation." During the November 1997 site visit, the EPA indicated it intended to recover, through litigation, all of its investigation and remediation costs. At KCSR's request, the EPA agreed informally to suspend its investigation pending an exchange of information and negotiation of KCSR's participation in the "Site Investigation." Based upon advice subsequently received from the Inactive and Abandoned Sites Division of the Louisiana Department of Environmental Quality ("LADEQ"), KCSR will be allowed to undertake the investigation and remediation of the site, pursuant to the LADEQ's guidelines and oversight. As a result of the EPA's and LADEQ's involvement, and the investigation and remediation of the sites pursuant to LADEQ's oversight and guidelines, the ultimate costs to KCSR are expected to be higher than originally anticipated. The expected costs have been provided for in the Company's consolidated financial statements and completion of the site remediation (scheduled to begin in March 2000) is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

In another proceeding, KCSR is responsible for the clean up and closure of a facility in Port Arthur, Texas formerly leased by "Port Drum" for the reconditioning of drums. A comprehensive environmental sampling of this site indicated contamination of the soils and shallow groundwater with heavy metals and petroleum. KCSR filed a lawsuit against "Port Drum" and other potentially responsible parties, which was mediated and settled in favor of KCSR. The terms of this settlement provided for "Port Drum" and its principals to contribute significant funds toward the cost of cleanup but provided that KCSR complete the investigations, remediation and demolition of the facility. KCSR submitted to the Texas Natural Resource Conservation Commission ("TNRCC") the final risk-based closure and post-closure plan for this site. TNRCC has responded to the KCSR plan and is requiring that a treatability study be performed prior to approval of the closure plan. KCSR expects to complete this study in the first half of 2000. TNRCC final approval, as well as implementation is expected in 2000. Estimated costs to complete the study, remediation, closure and post-closure monitoring of the facility, beyond those funds provided by "Port Drum", have been provided for in the Company's consolidated financial statements and completion is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

As previously reported, KCSR has been named as a "potentially responsible party" by the Louisiana Department of Environmental Quality in a state environmental proceeding, Louisiana Department of Environmental Quality, Docket No. IAS 88-0001-A, involving a location near Bossier City, Louisiana, which was the site of a wood preservative treatment plant (Lincoln Creosoting). KCSR is a former owner of part of the land in question. This matter was the subject of a trial in the U.S. District Court in Shreveport, Louisiana that was concluded in July 1993. The court found that Joslyn Manufacturing Company ("Joslyn"), an operator of the plant, was and is required to indemnify KCSR for damages arising out of plant operations. (KCSR's potential liability is as a property owner rather than as a generator or transporter of contaminants.) The case was appealed to the U.S. Court of Appeals for the Fifth Circuit, which Court affirmed the U.S. District Court ruling in favor of KCSR.

In early 1994, the EPA added the Lincoln Creosoting site to its CERCLA national priority list. Since Joslyn has performed major remedial work at this site, and KCSR has been held to be entitled to indemnity for such costs by the Federal District and Appeals Courts, it would appear that KCSR should not incur significant remedial liability. At this time, it is not possible to evaluate the potential consequences of further remediation at the site.

The Louisiana Department of Transportation ("LDOT") has sued KCSR and a number of other defendants in Louisiana state court to recover clean-up costs incurred by LDOT while constructing Interstate Highway 49 at Shreveport, Louisiana (Louisiana Department of Transportation v. The Kansas City Southern Railway Company, et al., Case No. 417190-B in the First Judicial District Court, Caddo Parish, Louisiana). The clean up was associated with an old oil refinery site, operated by the other named defendants. KCSR's main line was adjacent to that site, and KCSR was included in the suit because LDOT claims that a 1966 derailment on the adjacent track released hazardous substances onto the site. However, there is evidence that the derailment occurred on the side of the track opposite from the refinery site. Furthermore, there appears to be no relationship between the lading on the derailed train and any contaminants identified at the site. Therefore, management believes that the Company's exposure is limited.

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

The Illinois Environmental Protection Agency ("IEPA") has sued the Gateway Western for alleged violations of state environmental laws relating to the 1997 spill of methyl isobutyl carbinol in the East St. Louis yard. During switching operations a tank car carrying this chemical was punctured and approximately 18,000 gallons were released. Emergency clean up and removal of liquids and contaminated soils occurred within two weeks and remaining residues of carbinol in the soil and shallow groundwater were confined almost entirely to the Gateway Western property. Remediation continues and progress is reported to the IEPA on a quarterly basis and will continue until IEPA clean-up standards have been achieved. Remediation is expected to be complete in 2000 and estimated costs have been provided for in the Company's consolidated financial statements. The parties reached a tentative negotiated settlement of the lawsuit in November 1998, which provides that the Gateway Western pay a penalty and further, that it fund a Supplemental Environmental Project in St. Claire County, Illinois. The clean up costs and the settlement of the lawsuit are not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

The Company has recorded liabilities with respect to various environmental issues, which represent its best estimates of remediation and restoration costs that may be required to comply with present laws and regulations. At December 31, 1999, these recorded liabilities were not material. Although these costs cannot be predicted with certainty, management believes that the ultimate outcome of identified matters will not have a material adverse effect on the Company's consolidated results of operations, financial condition or cash flows.

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

KCSR expects its railroad operations to be subject to future requirements regulating exhaust emissions from diesel locomotives that may increase its operating costs. During 1995 the EPA issued proposed regulations applicable to locomotive engines. These regulations, which were issued as final in early 1998, will be effective in stages for new or remanufactured locomotive engines installed after 2000. KCSR has reviewed these new regulations and management does not expect that compliance with these regulations will have a material impact on the Company's results of operations.

Virtually all aspects of Stilwell's business is subject to various laws and regulations. Applicable laws include the Investment Company Act of 1940, the Investment Advisers Act of 1940, the Securities Act of 1933, the Securities and Exchange Act of 1934, Employee Retirement Income Security Act of 1974, as amended and various other state securities and related laws (including laws in the United Kingdom). Applicable regulations include, but are not limited to, in the United States, the rules and regulations of the SEC, the Department of Labor, securities exchanges and the National Association of Securities Dealers, and in the United Kingdom, the Investment Management Regulatory Organization Limited, the Personal Investment Authority and the Financial Services Authority.

The Company does not foresee that regulatory compliance under present statutes will impair its competitive capability or result in any material effect on results of operations.

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

Item 7(A).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company utilizes various financial instruments that entail certain inherent market risks. Generally, these instruments have not been entered into for trading purposes. The following information, together with information included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 12 to the Company's consolidated financial statements in this Form 10-K, describe the key aspects of certain financial instruments which have market risk to the Company.

Interest Rate Sensitivity
The Company's interest sensitive liabilities include its long-term fixed and floating-rate debt obligations. As discussed in "Recent Developments" in Item 7 above, on December 6, 1999, KCSI commenced offers to purchase and consent solicitations with respect to any and all of the Company's outstanding 7.875% Notes due July 1, 2002, 6.625% Notes due March 1, 2005, 8.8% Debentures due July 1, 2022, and 7% Debentures due December 15, 2025 (collectively "Debt Securities" or "notes and debentures"). Approximately $398.4 million of the $400 million outstanding Debt Securities were validly tendered and accepted by the Company. Total consideration paid for the repurchase of these outstanding notes and debentures was $401.2 million. Funding for the repurchase of these Debt
Securities and for the repayment of $264 million of borrowings under existing revolving credit facilities was obtained from two new credit facilities ("KCS Credit Facility" and "Stilwell Credit Facility" - collectively "New Credit Facilities") each of which was entered into on January 11, 2000. Accordingly, the Company's ongoing interest exposure under fixed rate debt obligations is not material.

At December 31, 1999, the Company's floating-rate indebtedness totaled $278 million. However, as discussed above, the Company funded the payment of $665 million to retire the Debt Securities and repay amounts outstanding on other floating-rate indebtedness with borrowings under the New Credit Facilities. The New Credit Facilities, comprised of different tranches and types of indebtedness, charge interest based on target interest indexes (e.g., LIBOR, federal funds rate, etc.) plus a defined amount of basis points ("applicable spread"), as set forth in the respective agreement. Due to the high percentage of variable rate debt associated with the restructuring of the Company's debt, the Company will be more sensitive to fluctuations in interest rates than in recent years.

A hypothetical 100 basis points increase in each of the respective target interest indexes would result in additional interest expense of approximately $7 million on an annualized basis for the floating-rate instruments assumed to be outstanding as of December 31, 1999 given the January 11, 2000 transaction. In 1998, a 100 basis points increase in interest rates would have resulted in additional interest expense of approximately $3.4 million.

Certain provisions of the KCS Credit Facility require the Company to manage its interest rate risk exposure through the use of hedging instruments for a portion of its outstanding borrowings. Accordingly, in first quarter 2000 the Company entered into five separate interest rate cap agreements for an aggregate notional amount of $200 million expiring on various dates in 2002. The interest rate caps are linked to LIBOR. $100 million of the aggregate notional amount is limited to an interest rate of 7.25% plus the applicable spread, while $100 million is limited to an interest rate of 7% plus the applicable spread. Counterparties to the interest rate cap agreements are major financial institutions who are also participants in the New Credit Facilities. Credit loss from counterparty non-performance is not anticipated. There were no interest rate cap or swap agreements in place at December 31, 1998.

Based upon the borrowing rates currently available to the Company and its subsidiaries for indebtedness with similar terms and average maturities, the fair value of long-term debt after consideration of the January 11, 2000 transaction was approximately $766 million at December 31, 1999. The fair value of long-term debt was $867 million at December 31, 1998.

Commodity Price Sensitivity
KCSR has a program to hedge against fluctuations in the price of its diesel fuel purchases. This program is primarily completed using various swap or cap transactions. These transactions are typically based on the price of heating oil #2, which the Company believes to produce a high correlation to the price of diesel fuel. These transactions are generally settled monthly in cash with the counterparty.

Additionally, from time to time, KCSR enters into forward purchase commitments for diesel fuel as a means of securing volumes at competitive prices. These contracts normally require the Company to purchase defined quantities of diesel fuel at prices established at the origination of the contract.

At the end of 1999, the Company had no outstanding diesel fuel purchase commitments for 2000. At December 31, 1999, the Company had entered into two diesel fuel cap transactions for a total of six million gallons (approximately 10% of expected 2000 usage) at a cap price of $0.60 per gallon. The caps are effective January 1, 2000 through June 30, 2000. At December 31, 1998, the Company had forward diesel fuel purchase commitments for approximately 21 million gallons at a weighted average price of $0.45 per gallon, as well as 10 million gallons under fuel swap agreements with a weighted average price of $0.44 per gallon. The contract prices do not include taxes, transportation costs or other incremental fuel handling costs.

The unrecognized gain related to the diesel fuel caps based on the average price of heating oil #2 approximated $0.6 million at December 31, 1999, compared to a $1.2 million unrecognized loss related to diesel fuel swaps at December 31, 1998.

At December 31, 1999, the Company held fuel inventories for use in normal operations. These inventories were not material to the Company's overall financial position. However, fuel costs in early 2000 are expected to continue to increase based on higher market prices for fuel.

Foreign Exchange Sensitivity
The Company owns an approximate 37% interest in Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. ("Grupo TFM"), incorporated in Mexico and an 80% interest in Nelson Money Managers Plc ("Nelson"), a United Kingdom based financial services corporation. Also, Janus owns 100% of Janus Capital International (UK) Limited ("Janus UK"), a United Kingdom based company. In connection with these investments, matters arise with respect to financial accounting and reporting for foreign currency transactions and for translating foreign currency financial statements into U.S. dollars. Therefore, the Company has exposure to fluctuations in the value of the Mexican peso and the British pound.

Prior to January 1, 1999, Mexico's economy was classified as "highly inflationary" as defined in Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation" ("SFAS 52"). Accordingly, under the highly inflationary accounting guidance in SFAS 52, the U.S. dollar was used as Grupo TFM's functional currency, and any gains or losses from translating Grupo TFM's financial statements into U.S. dollars were included in the determination of its net income (loss). Equity earnings (losses) from Grupo TFM included in the
Company's results of operations reflected the Company's share of such translation gains and losses.

Effective January 1, 1999, the Securities and Exchange Commission ("SEC") staff declared that Mexico should no longer be considered a highly inflationary economy. Accordingly, the Company performed an analysis under the guidance of SFAS 52 to determine whether the U.S. dollar or the

Mexican peso should be used as the functional currency for financial accounting and reporting purposes for periods subsequent to December 31, 1998. Based on the results of the analysis, management believes the U.S. dollar to be the appropriate functional currency for the Company's investment in Grupo TFM; therefore, the financial accounting and reporting of the operating results of Grupo TFM will remain consistent with prior periods.

With respect to Nelson and Janus UK, as the relative price of the British pound fluctuates versus the U.S. dollar, the Company's proportionate share of the earnings or losses of these companies are affected. The following table provides an example of the potential impact of a 10% change in the price of the British pound assuming that each of these United Kingdom companies has earnings of (Pound) 1,000 and using its ownership interest at December 31, 1999. The British pound is the functional currency.


                                                           Janus UK                  Nelson
          Assumed Earnings                            (Pound)     1,000        (Pound)    1,000
          Exchange Rate (to U.S. $)                   (Pound) 0.5 to $1        (Pound)0.5 to $1
                                                      --------------------    ---------------------

          Converted U.S. Dollars                            $    2,000              $    2,000
          Ownership Percentage                                     100%                     80%
                                                      --------------------    ---------------------

          Assumed Earnings                                  $   2,000               $   1,600
                                                      --------------------    ---------------------

          Assumed 10% increase in Exchange Rate       (Pound) 0.55 to $1       (Pound) 0.55 to $1
                                                      --------------------    ---------------------

          Converted to U.S. Dollars                         $   1,818               $   1,818
          Ownership Percentage                                    100%                     80%
                                                      --------------------    ---------------------

          Assumed Earnings                                 $    1,818               $   1,454
                                                      --------------------    ---------------------

          Effect of 10% increase in Exchange Rate       $       (182)              $    (146)
                                                      ====================    =====================

The impact of changes in exchange rates on the balance sheet are reflected in a cumulative translation adjustment account as a part of accumulated other comprehensive income and do not affect earnings.

While not currently utilizing foreign currency instruments to hedge its U.S. dollar investments in Grupo TFM, Nelson and Janus UK, the Company continues to evaluate existing alternatives as market conditions and exchange rates fluctuate.

Available for Sale Investment Sensitivity
Both Janus and Berger have invested a portion of their net income in certain of their respective (non-money market) advised funds. These investments are generally classified as available for sale securities pursuant to Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, these investments are carried in the Company's consolidated financial statements at fair market value and are subject to the investment performance of the underlying sponsored fund. Any unrealized gain or loss is recognized upon the sale of the investment.

Additionally, DST, a 32% owned equity investment, holds available for sale investments that may affect the Company's consolidated financial statements. Similarly to the Janus and Berger securities, any changes to the market value of the DST available for sale investments are reflected, net of tax, in DST's "accumulated other comprehensive income" component of its equity. Accordingly, the Company records its proportionate share of this amount as part of the investment in DST. While these changes in market value do not result in any impact to the Company's consolidated results of operations currently, upon disposition by DST of these investments, the Company will record its proportionate share of the gain or loss as a component of equity earnings.

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

The revenues earned by Janus, Berger and Nelson are dependent on the underlying assets under management in the funds to which investment advisory services are provided. The portfolio of investments included in these various funds includes combinations of equity, bond and other types of securities. Fluctuations in the value of these various securities are common and are generated by numerous factors, including, among others, market volatility, the overall economy, inflation, changes in investor strategies, availability of alternative investment vehicles, and others. Accordingly, declines in any one or a combination of these factors, or other factors not separately identified, may reduce the value of investment securities and, in turn, the underlying assets under management on which Financial Services revenues are earned.

Item 8.           Financial Statements and Supplementary Data

Index to Financial Statements
                                                                           Page

Management Report on Responsibility for Financial Reporting................ 77

Financial Statements:

     Report of Independent Accountants..................................... 77
     Consolidated Statements of Operations and Comprehensive
       Income for the three years ended December 31, 1999.................. 78
     Consolidated Balance Sheets at December 31, 1999
       1998 and 1997....................................................... 79
     Consolidated Statements of Cash Flows for the three
       years ended December 31, 1999....................................... 80
     Consolidated Statements of Changes in Stockholders'
       Equity for the three years ended December 31, 1999.................. 81
     Notes to Consolidated Financial Statements............................ 82

Financial Statement Schedules:

     All schedules are omitted because they are not applicable, insignificant or the required information is shown in the consolidated financial statements or notes thereto.

     The consolidated financial statements and related notes, together with the Report of Independent Accountants, of DST Systems, Inc. (an approximate 32% owned affiliate of the Company accounted for under the equity method) for the year ended December 31, 1999, which are included in the DST Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 1999 (Commission File No. 1-14036) have been incorporated by reference in this Form 10-K as Exhibit 99.1.

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


Report of Independent Accountants

To the Board of Directors and Stockholders of Kansas City Southern Industries, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Kansas City Southern Industries, Inc. and its subsidiaries at December 31, 1999, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As  discussed  in Note 2 to the  consolidated  financial  statements,  effective
December   31,  1997  the  Company   changed  its  method  of   evaluating   the
recoverability of goodwill. We concur with the change in accounting.


/s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Kansas City, Missouri
March 16, 2000


                                     KANSAS CITY SOUTHERN INDUSTRIES, INC.
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                            AND COMPREHENSIVE INCOME
                                            Years Ended December 31
                                 Dollars in Millions, Except per Share Amounts

                                                         1999              1998               1997
                                                    ------------       ------------      ------------
Revenues                                            $    1,813.7       $    1,284.3      $    1,058.3

Costs and expenses                                       1,139.0              816.3             680.2
Depreciation and amortization                               92.3               73.5              75.2
Restructuring, asset impairment
   and other charges                                                                            196.4
                                                    ------------       ------------      ------------
Operating income                                           582.4              394.5             106.5

Equity in net earnings (losses) of unconsolidated
  affiliates (Notes 3, 6, 13):
     DST Systems, Inc.                                      44.4               24.3              24.3
     Grupo Transportacion Ferroviaria
        Mexicana, S.A. de C.V.                               1.5               (3.2)            (12.9)
     Other                                                   6.0                1.8               3.8
Interest expense                                           (63.3)             (66.1)            (63.7)
Reduction in ownership of DST Systems, Inc.                                   (29.7)
Other, net                                                  32.7               32.8              21.2
                                                    ------------       ------------      ------------
Pretax income                                              603.7              354.4              79.2

Income tax provision (Note 9)                              223.1              130.8              68.4
Minority interest in consolidated
  earnings (Notes 12, 13)                                   57.3               33.4              24.9
                                                    ------------       ------------      ------------

Net income (loss)                                          323.3              190.2             (14.1)

Other comprehensive income, net of income tax:
     Unrealized gain on securities                          38.4               24.3              26.1
     Less: reclassification adjustment for
        gains included in net income                        (4.4)              (0.2)             (0.2)
                                                    ------------       ------------      ------------
Comprehensive income                                $      357.3       $      214.3      $       11.8
                                                    ============       ============      =============

Per Share Data (Note 2):

Basic earnings (loss) per share                     $       2.93       $       1.74      $      (0.13)
                                                    ============       ============      =============

Diluted earnings (loss) per share                   $       2.79       $       1.66      $      (0.13)
                                                    ============       ============      =============

Weighted average common shares outstanding (in thousands):
     Basic                                               110,283            109,219           107,602
     Dilutive potential common shares                      3,767              3,840
                                                    ------------       ------------      ------------
     Diluted                                             114,050            113,059           107,602
                                                    ============       ============      ============

Dividends per share
     Preferred                                      $       1.00       $       1.00      $       1.00
     Common                                         $        .16       $        .16      $        .15


          See accompanying notes to consolidated financial statements.

                                        KANSAS CITY SOUTHERN INDUSTRIES, INC.
                                             CONSOLIDATED BALANCE SHEETS
                                                   at December 31
                                    Dollars in Millions, Except per Share Amounts

                                                         1999               1998              1997
                                                     ------------      ------------      ------------
ASSETS
Current Assets:
     Cash and equivalents                           $      336.1       $      144.1      $      109.4
     Investments in advised funds (Note 7)                  23.9               32.2              24.4
     Accounts receivable, net (Note 7)                     287.9              208.4             177.0
     Inventories                                            40.5               47.0              38.4
     Other current assets (Note 7)                          45.1               37.8              23.9
                                                    ------------       ------------      ------------

         Total current assets                              733.5              469.5             373.1

Investments held for operating purposes (Notes 3, 6)       811.2              707.1             683.5

Properties, net (Notes 4, 7)                             1,347.8            1,266.7           1,227.2

Intangibles and Other Assets, net (Notes 3, 4, 7)          196.4              176.4             150.4
                                                    ------------       ------------      ------------

     Total assets                                   $    3,088.9       $    2,619.7      $    2,434.2
                                                    ============       ============      ============



LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Debt due within one year (Note 8)              $       10.9       $       10.7      $      110.7
     Accounts and wages payable                            199.1              125.8             109.0
     Accrued liabilities (Notes 4, 7)                      206.7              159.7             217.8
                                                    ------------       ------------      ------------

         Total current liabilities                         416.7              296.2             437.5
                                                    ------------       ------------      ------------

Other Liabilities:
     Long-term debt (Note 8)                               750.0              825.6             805.9
     Deferred income taxes (Note 9)                        449.2              403.6             332.2
     Other deferred credits                                132.6              128.8             132.1
     Commitments and contingencies
       (Notes 3, 8, 9, 12, 13)

         Total other liabilities                         1,331.8            1,358.0           1,270.2
                                                    ------------       ------------      ------------

Minority Interest in consolidated
  subsidiaries (Notes 12, 13)                               57.3               34.3              28.2
                                                    ------------       ------------      ------------


Stockholders' Equity (Notes 2, 5, 8, 10):
     $25 par, 4% noncumulative, Preferred stock              6.1                6.1               6.1
     $1 par, Series B convertible,
       Preferred stock                                                                            1.0
     $.01 par, Common stock                                  1.1                1.1               1.1
     Retained earnings                                   1,167.0              849.1             839.3
     Accumulated other comprehensive income                108.9               74.9              50.8
     Shares held in trust                                                                      (200.0)
                                                    ------------       ------------      ------------

         Total stockholders' equity                      1,283.1              931.2             698.3
                                                    ------------       ------------      ------------

     Total liabilities and stockholders' equity     $    3,088.9       $    2,619.7      $    2,434.2
                                                    ============       ============      ============

               See accompanying notes to consolidated  financial statements.


                                        KANSAS CITY SOUTHERN INDUSTRIES, INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               Years Ended December 31
                                                 Dollars in Millions

                                                          1999               1998               1997
                                                       ------------        ------------       ------
CASH FLOWS PROVIDED BY (USED FOR):
Operating Activities:
Net income (loss)                                       $  323.3             $  190.2       $  (14.1)
Adjustments to net income (loss):
     Depreciation and amortization                          92.3                 73.5           75.2
     Deferred income taxes                                  21.6                 23.2          (16.6)
     Equity in undistributed earnings of
       unconsolidated affiliates                           (51.6)               (16.8)         (15.0)
     Minority interest in consolidated earnings             57.3                 33.4           24.9
     Reduction in ownership of DST                                               29.7
     Restructuring, asset impairment and other charges                                         196.4
     Gain on sale of assets                                 (0.7)               (20.2)          (6.9)
     Employee benefit and deferred compensation
       expenses not requiring operating cash                 5.2                  3.8            8.7
Deferred commissions                                       (29.5)
Changes in working capital items:
     Accounts receivable                                   (79.5)               (29.9)         (29.0)
     Inventories                                             6.5                 (8.6)           2.5
     Accounts and wages payable                             66.1                 19.6           (3.1)
     Accrued liabilities                                    53.5                (32.4)          24.4
     Other current assets                                   (3.1)                (8.2)          (2.2)
Other, net                                                  (2.6)                (1.7)           1.5
                                                        --------             --------       --------
     Net                                                   458.8                255.6          246.7
                                                        --------             --------       --------

Investing Activities:
Property acquisitions                                     (156.7)              (104.9)         (82.6)
Proceeds from disposal of property                           3.0                  8.2            7.4
Investments in and loans with affiliates                   (17.3)               (25.3)        (303.5)
Net sales (purchases) of investments in
     advised funds                                          16.6                 (2.2)          (5.0)
Proceeds from disposal of other investments                                      10.4            0.3
Other, net                                                  (4.2)                 0.2            4.0
                                                        --------             --------       --------
     Net                                                  (158.6)              (113.6)        (379.4)
                                                        --------             --------       --------

Financing Activities:
Proceeds from issuance of long-term debt                    21.8                151.7          339.5
Repayment of long-term debt                                (97.5)              (238.6)        (110.1)
Proceeds from stock plans                                   43.4                 30.1           26.6
Stock repurchased                                          (24.6)                              (50.2)
Distributions to minority stockholders of
     consolidated subsidiaries                             (37.8)               (32.8)         (12.9)
Cash dividends paid                                        (17.6)               (17.8)         (15.2)
Other, net                                                   4.1                  0.1           (4.5)
                                                        --------             --------       --------
     Net                                                  (108.2)              (107.3)         173.2
                                                        --------             --------       --------

Cash and Equivalents:
Net increase                                               192.0                 34.7           40.5
At beginning of year                                       144.1                109.4           68.9
                                                        --------             --------       --------
At end of year (Note 5)                                 $  336.1             $  144.1       $  109.4
                                                        ========             ========       ========


          See accompanying notes to consolidated financial statements.


                                     KANSAS CITY SOUTHERN INDUSTRIES, INC.
                           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 Dollars in Millions, Except per Share Amounts

                                             $1 Par                                   Accumulated
                                $25 Par     Series B     $.01 Par                        other         Shares
                               Preferred    Preferred     Common       Retained      comprehensive      held
                                 stock        stock        stock       earnings         income        in trust       Total
                                 -----        -----        -----       --------         ------        --------       -----
 Balance at
  December 31, 1996             $   6.1      $    1.0     $   0.4    $    883.3        $   24.9      $  (200.0)   $    715.7

Net loss                                                                  (14.1)                                       (14.1)
Dividends                                                                 (16.0)                                       (16.0)
Stock repurchased                                                         (50.2)                                       (50.2)
3-for-1 stock split                                           0.7          (0.7)                                         -
Stock plan shares
issued from treasury                                                        3.1                                          3.1
Stock issued in
acquisition (Note 3)                                                       10.1                                         10.1
Options exercised
and stock subscribed                                                       23.8                                         23.8
Other comprehensive income
                                                                                           25.9                         25.9
                                -------      -------      -------      -------         --------       --------     ---------

Balance at
  December 31, 1997                 6.1           1.0         1.1         839.3            50.8         (200.0)        698.3

Net income                                                                190.2                                        190.2
Dividends                                                                 (17.7)                                       (17.7)
Stock plan shares
issued from treasury                                                        3.0                                          3.0
Stock issued in
acquisition (Note 3)                                                        3.2                                          3.2
Options exercised
and stock subscribed                                                       30.1                                         30.1
Termination of shares held
in trust (Note 10)                               (1.0)                   (199.0)                         200.0           -
Other comprehensive income
                                                                                           24.1                         24.1
                                -------      -------      -------      -------         --------       --------     ---------

Balance at
  December 31, 1998                 6.1           -           1.1         849.1            74.9            -           931.2

Net income                                                                323.3                                        323.3
Dividends                                                                 (17.9)                                       (17.9)
Stock repurchased                                                         (24.6)                                       (24.6)
Options exercised and
stock subscribed                                                           37.1                                         37.1
Other comprehensive income
                                                                                           34.0                         34.0
                                -------      -------      -------      -------         --------       --------     ---------

Balance at
  December 31, 1999             $   6.1      $    -       $   1.1    $  1,167.0        $  108.9       $     -    $   1,283.1
                                =======      =======      =======      ========        ========       ========   ===========


          See accompanying notes to consolidated financial statements.

                       KANSAS CITY SOUTHERN INDUSTRIES, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of the Business

Kansas City Southern Industries, Inc. ("Company" or "KCSI") is a diversified company which reports its financial information in two business segments:
Transportation and Financial Services. The Transportation segment, through its principal subsidiaries and joint ventures, owns and operates a rail network of approximately 6,000 miles of main and branch lines that link the key commercial and industrial markets of the United States and Mexico. The businesses comprising the Financial Services segment offer a variety of asset management and related financial services to registered investment companies, retail investors, institutions and individuals. Note 14 provides condensed segment financial information.

Tax Ruling for Separation. On July 9, 1999, KCSI received a tax ruling from the Internal Revenue Service ("IRS") to the effect that for United States federal income tax purposes, the planned separation of the Financial Services segment from KCSI through a pro-rata distribution of Stilwell Financial, Inc. ("Stilwell") common stock to KCSI stockholders (the "Separation") qualifies as a tax-free distribution under Section 355 of the Internal Revenue Code of 1986, as amended. Additionally, in February 2000, the Company received a favorable supplementary tax ruling from the IRS to the effect that the assumption of $125 million of KCSI debt by Stilwell (in connection with the Company's re-capitalization of its debt structure as discussed in Note 16) would have no effect on the previously issued tax ruling.


TRANSPORTATION
Kansas City Southern Lines, Inc. ("KCSL"), a wholly-owned subsidiary of the Company, is the holding company for Transportation segment subsidiaries and affiliates. This segment includes, among others:

o The Kansas City Southern Railway Company ("KCSR"), a wholly-owned subsidiary;
o Gateway Western Railway Company ("Gateway Western"), a wholly-owned subsidiary;
o Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. ("Grupo TFM"), a 37% owned affiliate, which owns 80% of the common stock of TFM, S.A. de C.V. ("TFM");
o Mexrail, Inc. ("Mexrail"), a 49% owned affiliate, which wholly owns the Texas Mexican Railway Company ("Tex Mex");
o Southern Capital Corporation, LLC ("Southern Capital"), a 50% owned affiliate and
o Panama Canal Railway Company ("PCRC"), a 50% owned affiliate.

KCSL, along with its principal subsidiaries and joint ventures, owns and operates a rail network of approximately 6,000 miles of main and branch lines that link key commercial and industrial markets in the United States and Mexico. Its strategic alliance with the Canadian National Railway Company and Illinois Central Corporation and other marketing agreements has expanded its reach to comprise a contiguous rail network of approximately 25,000 miles of main and branch lines connecting Canada, the United States and Mexico.

KCSL's rail network connects shippers in the midwestern and eastern United States and Canada, including shippers utilizing Chicago and Kansas City -- the two largest rail centers in the United States -- with the largest industrial centers of Canada and Mexico, including Toronto, Edmonton, Mexico City and Monterrey. KCSL's system, through its core network, strategic alliances and marketing partnerships, interconnects with all Class I railroads in North America.

KCSL's principal subsidiaries and investments are as follows:

o KCSR, which traces its origins to 1887, operates a Class I Common Carrier railroad system in the United States, from the Midwest to the Gulf of Mexico and on an East-West axis from Meridian, Mississippi to Dallas, Texas. KCSR offers the shortest route between Kansas City and major port cities along the Gulf of Mexico in Louisiana, Mississippi and Texas, and its customer base includes electric generating utilities and a wide range of companies in the chemical and petroleum industries, agricultural and mineral industries, paper and forest product industries, automotive product and intermodal industries, among others. KCSR, in conjunction with the Norfolk Southern Corporation, operates the most direct rail route, referred to as the "Meridian Speedway", linking the Atlanta and Dallas gateways for traffic moving between the rapidly-growing southeast and southwest regions of the United States. The "Meridian Speedway" also provides eastern shippers and other U.S. and Canadian railroads with an efficient connection to Mexican markets.

o Gateway Western, a regional common carrier system which links Kansas City with East St. Louis and Springfield, Illinois, provides key interchanges with the majority of other Class I railroads. Like KCSR, Gateway Western serves customers in a wide range of industries.

o Strategic joint venture interests include Grupo TFM and Mexrail, which provide KCSL with direct access to Mexico. Through Grupo TFM and Mexrail, operated in partnership with Transportacion Maritima Mexicana, S.A. de C.V. ("TMM"), KCSL has established a prominent position in the Mexican market. TFM's route network provides the shortest connection to the major industrial and population areas of Mexico from midwestern and eastern points in the United States. TFM was privatized by the Mexican government in June 1997. Tex Mex connects with KCSR via trackage rights at Beaumont, Texas, with TFM at Laredo, Texas, (the single largest rail freight transfer point between the United States and Mexico), as well as with other U.S. Class I railroads at various locations.

KCSR and Gateway Western revenues and net income are dependent on providing reliable service to customers at competitive rates, the general economic conditions in the geographic region served and the ability to effectively compete against alternative modes of surface transportation, such as over-the-road truck transportation. The ability of KCSR and Gateway Western to construct and maintain the roadway in order to provide safe and efficient transportation service is important to the ongoing viability as a rail carrier. Additionally, the containment of costs and expenses is important in maintaining a competitive market position, particularly with respect to employee costs as approximately 84% of KCSR and Gateway Western combined employees are covered under various collective bargaining agreements.



FINANCIAL SERVICES

On January 23, 1998, KCSI formed Stilwell (formerly FAM Holdings, Inc.) as a wholly-owned holding company for the group of businesses and investments comprising the Financial Services segment of KCSI. The primary entities comprising this segment are as follows: Janus, approximately 82% owned; Stilwell Management, Inc. ("SMI"), wholly-owned; Berger LLC ("Berger"), of which SMI owns 100% of Berger preferred limited liability company interests and approximately 86% of the Berger regular limited liability company interests; Nelson Money Managers Plc ("Nelson"), 80% owned; and DST Systems, Inc. ("DST"), an equity investment in which SMI owns an approximate 32% interest. KCSI transferred to Stilwell KCSI's ownership interests in Janus, Berger, Nelson, DST and certain other financial services-related assets and Stilwell assumed all of KCSI's liabilities associated with the assets transferred effective July 1, 1999. Additionally, in December 1999, Stilwell contributed to SMI the investment in DST.

A summary of Stilwell's principal operations/investments follows:

o Janus and Berger provide investment management, advisory, distribution and transfer agent services primarily to U.S. based mutual funds, pension plans and other institutional and private account investors. Janus also offers mutual fund products to international markets through the Janus World Funds plc ("Janus World Funds"). Janus assets under management at December 31, 1999, 1998 and 1997 were $249.5, $108.3 and $67.8 billion, respectively.
     Berger assets under management totaled $6.6, $3.7 and $3.8 billion as of December 31, 1999, 1998 and 1997, respectively.

     Janus and Berger revenues and operating income are generally derived as a percentage of average assets under management, and a decline in the U.S. and/or international financial markets, or an increase in the rate of return of alternative investments could negatively affect results. In addition, the mutual fund industry, in general, faces significant competition as the number of mutual funds continues to increase, marketing and distribution channels become more creative and complex, and investors place greater emphasis on published fund recommendations and investment category rankings.

o Nelson, operating in the United Kingdom, provides investment advice and investment management services primarily to individuals who are retired or are contemplating retirement. Nelson revenues are earned based on an initial fee calculated as a percentage of capital invested into each individual investment portfolio, as well as from an annual fee based on the level of assets under management for the ongoing management and administration of each investment portfolio. Declines in international financial markets or a decline of the price of the British pound relative to the U.S. dollar could negatively affect the amount of earnings reported for Nelson in the consolidated financial statements.

o DST, together with its subsidiaries and joint ventures, offers information processing and software services and products through three operating segments: financial services, output solutions and customer management. Additionally, DST holds certain investments in equity securities, financial interests and real estate holdings. DST operates throughout the United States, with operations in Kansas City, Missouri, Northern California and various locations on the east coast, among others, and internationally in Canada, Europe, Africa and the Pacific Rim. DST has a single class of common stock, which is publicly traded on the New York Stock Exchange and the Chicago Stock Exchange. See Note 3 for additional information.

     The earnings of DST are dependent in part upon the further growth of mutual fund and other industries, DST's ability to continue to adapt its technology to meet client needs and demands for the latest technology and various other factors including, but not limited to, reliance on processing facilities; future international sales; continued equity in earnings from joint ventures; and competition from other third party providers of similar services and products as well as from in-house providers.


Note 2. Significant Accounting Policies

Basis of Presentation. Use of the term "Company" as described in these Notes to Consolidated Financial Statements means Kansas City Southern Industries, Inc. and all of its consolidated subsidiary companies. Significant accounting and reporting policies are described below. Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates. The accounting and financial reporting policies of the Company conform with accounting principles generally accepted in the United States ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation. The consolidated financial statements generally include all majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

In Issue No. 96-16, the Emerging Issues Task Force ("EITF 96-16") of the FASB, reached a consensus that substantive minority rights which provide a minority shareholder with the right to effectively control significant decisions in the ordinary course of an investee's business could impact whether the majority shareholder should consolidate the investee. Management evaluated the rights of the minority shareholders of its consolidated subsidiaries. Application of EITF 96-16 did not affect the Company's consolidated financial statements. This conclusion with respect to Janus is currently under discussion with the Staff of the SEC and, accordingly, is subject to change. See Notes 12 and 13 to the consolidated financial statements.

Revenue Recognition. Revenue is recognized by the Company's consolidated railroad operations based upon the percentage of completion of a commodity movement. Investment management fees are recognized by Janus, Berger and Nelson primarily as a percentage of assets under management. Other revenues, in general, are recognized when the product is shipped, as services are performed or contractual obligations fulfilled.

Cash Equivalents. Short-term liquid investments with an initial maturity of generally three months or less are considered cash equivalents, including investments in money market mutual funds that are managed by Janus. Janus' investments in its money market mutual funds are generally used to fund operations and to pay dividends. Pursuant to contractual agreements between KCSI and certain Janus minority stockholders, Janus has distributed at least 90% of its net income to its stockholders each year.

Inventories. Materials and supplies inventories for transportation operations are valued at average cost.

Properties and Depreciation. Properties are stated at cost. Additions and renewals constituting a unit of property are capitalized and all properties are depreciated over the estimated remaining life of such assets. Ordinary maintenance and repairs are charged to expense as incurred.

The cost of transportation equipment and road property normally retired, less salvage value, is charged to accumulated depreciation. Conversely, the cost of industrial and other property retired, and the cost of transportation property abnormally retired, together with accumulated depreciation thereon, are eliminated from the property accounts and the related gains or losses are reflected in net income.

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


The Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") effective January 1, 1996. SFAS 121 provides accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill, as well as for long-lived assets and certain identifiable intangibles which are to be disposed. If events or changes in circumstances of a long-lived asset indicate that the carrying amount of an asset may not be recoverable, the Company must estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest) is lower than the carrying amount of the asset, an impairment loss must be recognized to the extent that the carrying amount of the asset exceeds its fair value. The adoption of SFAS 121 did not have a material effect on the Company's financial position or results of operations. However, see Note 4 below with respect to certain KCSR assets held for disposal and certain other impaired assets.

Investments. The equity method of accounting is used for all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control interest; the cost method of accounting is generally used for investments of less than 20% voting control interest.

Pursuant to Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), investments classified as "available for sale" are reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of deferred income taxes, in accumulated other comprehensive income. Investments classified as "trading" securities are reported at fair value, with unrealized gains and losses included in net income.

Investments in advised funds are comprised of shares of certain mutual funds advised by Janus and Berger. Realized gains and losses are determined using the first-in, first-out method.

Advertising, Marketing and Promotion. The Company expenses all advertising as incurred. Direct response advertising for which future economic benefits are probable and specifically attributable to the advertising is not material. Berger has marketing agreements with various related mutual funds pursuant to Rule 12b-1 under the Investment Company Act of 1940 ("12b-1 Plan") pursuant to which certain 12b-1 fees are collected. Under these agreements, which are approved or renewed on an annual basis by the boards of directors of the respective mutual funds, Berger must engage in activities that are intended to result in sales in the funds. Any fees not spent must be returned to the funds. Berger collected 12b-1 Plan fees of $8.6, $6.9 and $7.6 million for the years ended December 31, 1999, 1998 and 1997, respectively.

Intangibles. Intangibles principally represent the excess of cost over the fair value of net underlying assets of acquired companies using purchase accounting and are amortized using the straight-line method over periods ranging from 5 to 40 years.

On an annual basis, the Company reviews the recoverability of goodwill by comparing the carrying value of the recoverability of the associated goodwill to its fair value. In response to changes in the competitive and business environment in the rail industry, the Company revised its methodology for evaluating goodwill recoverability effective December 31, 1997. The change in this method of measurement relates to the level at which assets are grouped from the business unit level to the investment component level. At the same time, there were changes in the estimates of future cash flows used to measure goodwill recoverability. The effect of the change in method of applying the accounting principle is inseparable from the changes in estimate. Accordingly, the combined effects have been reported in the accompanying consolidated financial statements as a change in estimate. The Company believes that the revised methodology represents a preferable method of accounting because it more closely links the fair value estimates to the asset whose recoverability is being evaluated. The policy change did not impact the Company's Financial Services businesses as their goodwill has always been evaluated on an investment component basis.

As a result of the changes discussed above, the Company determined that the aggregate carrying value of the goodwill and other intangible assets associated with the 1993 MidSouth Corporation ("MidSouth") purchase exceeded their fair value. Accordingly, the Company recorded an impairment loss of $91.3 million in the fourth quarter of 1997. Due to the fact that the change in accounting is inseparable from the change in estimates, the pro forma effects of retroactive application cannot be determined.

Deferred Commissions. Commissions paid to financial intermediaries on sales of certain Janus World Funds shares ("B shares") are recorded as deferred commissions in the accompanying consolidated financial statements. These deferred commissions are amortized using the sum-of-the-years digits methodology over four years, or when the B shares are redeemed, if earlier. Early withdrawal charges received by Janus from redemption of the B shares within four years of purchase reduce the unamortized deferred commission balance. Payments of deferred commissions during 1999 were $29.5 million and associated amortization expense for the year then ended totaled $8.1 million. Payments of deferred commissions and associated amortization expense were not material in 1998.

Changes of Interest in Subsidiaries and Equity Investees. A change of the Company's interest in a subsidiary or equity investee resulting from the sale of the subsidiary's or equity investee's stock is generally recorded as a gain or loss in the Company's net income in the period that the change of interest occurs. If an issuance of stock by the subsidiary or affiliate is from treasury shares on which gains have been previously recognized, however, KCSI will record the gain directly to its equity and not include the gain in net income. The net gain recorded by the Company (included in the Other, net component in the Statements of Operations) for the year ended December 31, 1999 totaled $6.2 million. Gains for the years ended December 31, 1998 and 1997 were not material. A change of interest in a subsidiary or equity investee resulting from a subsidiary's or equity investee's purchase of its stock increases the Company's ownership percentage of the subsidiary or equity investee. The Company records this type of transaction under the purchase method of accounting, whereby any excess of fair market value over the net tangible and identifiable intangible assets is recorded as goodwill.

Computer Software Costs. Costs incurred in conjunction with the purchase or development of computer software for internal use are accounted for in accordance with American Institute of Certified Public Accountant's Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which was adopted by the Company in 1998. Costs incurred in the preliminary project stage, as well as training and maintenance costs, are expensed as incurred. Direct and indirect costs associated with the application development stage of internal use software are capitalized until such time that the software is substantially complete and ready for its intended use. Capitalized costs are amortized on a straight line basis over the useful life of the software.

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

Fair Value of Financial Instruments. Statement of Financial Accounting Standards No. 107 "Disclosures About Fair Value of Financial Instruments" ("FAS 107") requires an entity to disclose the fair value of its financial instruments. The Company's financial instruments include cash and cash equivalents, investments in advised funds, accounts receivable and payable and long-term debt.

The carrying value of the Company's cash equivalents and accounts receivable and payable approximate their fair values due to their short-term nature. The carrying value of the Company's investments designated as "available for sale" and "trading" equals their fair value, which is based upon quoted prices in active markets. The Company approximates the fair value of long-term debt based upon borrowing rates available at the reporting date for indebtedness with similar terms and average maturities.

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

Treasury Stock. The excess of par over cost of the Preferred shares held in Treasury is credited to capital surplus. Common shares held in Treasury are accounted for as if they were retired and the excess of cost over par value of such shares is charged to capital surplus, if available, then to retained earnings.

Stock  Plans.   Proceeds   received  from  the  exercise  of  stock  options  or
subscriptions are credited to the appropriate capital accounts in the year they are exercised.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") in October 1995. This statement allows companies to continue under the approach set forth in Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"), for recognizing stock-based compensation expense in the financial statements, but encourages companies to adopt the fair value method of accounting for employee stock options. The Company has elected to retain its accounting approach under APB 25, and has presented the applicable pro forma disclosures in Note 10 to the consolidated financial statements pursuant to the requirements of SFAS 123.

All shares held in the Employee Stock Ownership Plan ("ESOP") are treated as outstanding for purposes of computing the Company's earnings per share. See additional information on the ESOP in Note 11.

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

The effect of stock options to employees represent the only difference between the weighted average shares used for the basic computation compared to the diluted computation. The total incremental shares from assumed conversion of stock options included in the computation of diluted earnings per share were 3,766,571 and 3,840,333 for the years ended December 31, 1999 and 1998, respectively. Because of the net loss in 1997, all options were anti-dilutive for the year ended December 31, 1997. The weighted average of options to purchase 88,875 and 274,340 shares in 1999 and 1998, respectively, were excluded from the diluted earnings per share computation because the exercise prices were greater than the respective average market price of the common shares.

The only adjustments that currently affect the numerator of the Company's diluted earnings per share computation include preferred dividends and potentially dilutive securities at subsidiaries and affiliates. These adjustments totaled $4.8 and $2.3 million for the years ended December 31, 1999 and 1998, respectively. Adjustments for the year ended December 31, 1997 were not material.


Stockholders'  Equity.  Information  regarding  the  Company's  capital stock at
December 31, 1999 and 1998 follows:
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


In 1997, there were 1,000,000 shares issued of $1 Par, Series B convertible, Preferred stock and 145,206,576 shares issued of $.01 Par, Common stock. Other 1997 shares authorized and issued were the same as those in 1999 and 1998.

On July 29, 1997, the Company's Board of Directors authorized a 3-for-1 split in the Company's common stock effected in the form of a stock dividend. All share and per share data reflect this split.

The Company's stockholders approved a one-for-two reverse stock split at a special stockholders' meeting held on July 15, 1998. The Company will not effect this reverse stock split until a Separation is completed. See Note 1.


Shares outstanding are as follows at December 31, (in thousands):

                                                     1999         1998         1997
                                                     ----         ----        -----
      $25 Par, 4% noncumulative, Preferred stock         242        242          242
      $.01 Par, Common stock                         110,574    109,815      108,084


Retained earnings include equity in unremitted earnings of unconsolidated affiliates of $143.4, $97.5 and $90.4 million at December 31, 1999, 1998 and 1997, respectively.

Employee Plan Funding Trust. The Company's $1 Par Series B convertible Preferred stock ("Series B Preferred stock"), issued in 1993, had a $200 per share liquidation preference and was convertible to common stock at a ratio of twelve to one. Effective September 30, 1998, the Company terminated the Employee Plan Funding Trust ("EPFT" or "Trust"), which was established as a grantor trust for the purpose of holding these shares of Series B Preferred stock for the benefit of various KCSI employee benefit plans.

In accordance with the Agreement to terminate the EPFT, the Company received 872,362 shares of Series B Preferred stock in full repayment of the indebtedness from the Trust ($178.7 million plus accrued interest). In addition, the remaining 127,638 shares of Series B Preferred stock were converted into KCSI Common stock, resulting in the issuance to the EPFT of 1,531,656 shares of such Common stock. This Common stock was then transferred to KCSI and the Company has set these shares aside for use in connection with the KCSI Stock Option and Performance Award Plan, as amended and restated effective July 15, 1998. As a result of the termination of the Trust, the Series B Preferred stock is no longer issued or outstanding and the converted Common stock has been included in the shares issued above.

Statement of Financial Accounting Standards No. 130. Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and disclosure of comprehensive income and its components in the financial statements. Prior year information has been included pursuant to SFAS 130. The Company's other comprehensive income consists primarily of its proportionate share of unrealized gains and losses relating to investments held by DST as "available for sale" securities as defined by SFAS
115. The unrealized gain related to these investments increased $63.8 million, $39.5 million and $42.6 million ($38.4 million, $24.3 million and $26.1 million, net of deferred taxes) for the years ended December 31, 1999, 1998 and 1997, respectively.

New Accounting Pronouncements. The following accounting pronouncement is not yet effective, but may have an impact on the Company's consolidated financial statements upon adoption.

Statement of Financial Accounting Standards No. 133. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities measured at fair value. Initially, the effective date of SFAS 133 was for all fiscal quarters for fiscal years beginning after June 15, 1999; however, in June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133", which deferred the effective date of SFAS 133 for one year so that it will be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is reviewing the provisions of SFAS 133 and expects adoption by the required date. The adoption of SFAS 133 with respect to existing hedge transactions is not expected to have a material impact on the Company's results of operations, financial position or cash flows.


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

The issuance of additional DST common shares reduced KCSI's ownership interest from 41% to approximately 32%. Additionally, the Company recorded a one-time non-cash charge of approximately $36.0 million pretax ($23.2 million after-tax), reflecting the Company's reduced ownership of DST and the Company's proportionate share of DST and USCS fourth quarter merger-related costs. KCSI accounts for its DST investment under the equity method.

Acquisition of Nelson. On April 20, 1998, the Company completed its acquisition of 80% of Nelson, an investment advisor and manager based in the United Kingdom ("UK"). Nelson has six offices throughout the UK and offers planning based asset management services directly to private clients. Nelson managed approximately $1.3 billion of assets as of December 31, 1999. The acquisition, accounted for as a purchase, was completed using a combination of cash, KCSI common stock (67,000 shares valued at $3.2 million) and notes payable ($4.9 million, payable by March 31, 2005 and bearing interest at 7 percent). The total purchase price was approximately $33 million. The purchase price was in excess of the fair market value of the net tangible and identifiable intangible assets received and this excess was recorded as goodwill to be amortized over a period of 20 years. Assuming the transaction had been completed January 1, 1998, inclusion of Nelson's results on a pro forma basis, as of and for the year ended December 31, 1998, would not have been material to the Company's consolidated results of operations.

Grupo TFM. In June 1996, the Company and TMM formed Grupo TFM to participate in the privatization of the Mexican rail industry.

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

The Northeast Rail Lines are a strategically important rail link to Mexico and the North American Free Trade Agreement ("NAFTA") corridor. The lines are estimated to transport approximately 40% of Mexico's rail cargo and are located next to primary north/south truck routes. The Northeast Rail Lines directly link Mexico City and Monterrey, as well as Guadalajara (through trackage rights), with the ports of Lazaro Cardenas, Veracruz, Tampico, and the cities of Matamoros and Nuevo Laredo. Nuevo Laredo is a primary transportation gateway between Mexico and the United States. The Northeast Rail Lines connect in Laredo, Texas to the Union Pacific Railroad and the Tex Mex. The Tex Mex links with KCSR at Beaumont, Texas through trackage rights. With the KCSR and Tex Mex interchange at Beaumont, and through KCSR's connections with major rail carriers at various other points, KCSR has developed a NAFTA rail system to participate in the economic integration of the North American marketplace.

On January 31, 1997, Grupo TFM paid the first installment of the purchase price (approximately $565 million based on the U.S. dollar/Mexican peso exchange rate) to the Government, representing approximately 40% of the purchase price. Grupo TFM funded the initial installment of the TFM purchase price through capital contributions from TMM and the Company. The Company contributed approximately $298 million to Grupo TFM, of which approximately $277 million was used by Grupo TFM as part of the initial installment payment. The Company financed this contribution using borrowings under existing lines of credit.

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

In first quarter 1997, the Company entered into two separate forward contracts - $98 million in February 1997 and $100 million in March 1997 - to purchase Mexican pesos in order to hedge against a portion of the Company's exposure to fluctuations in the value of the Mexican peso versus the U.S. dollar. In April 1997, the Company realized a $3.8 million pretax gain in connection with these contracts. This gain was deferred, and has been accounted for as a component of the Company's investment in Grupo TFM. These contracts were intended to hedge only a portion of the Company's exposure related to the final installment of the purchase price and not any other transactions or balances.

Concurrent with the financing transactions, Grupo TFM, TMM and the Company entered into a Capital Contribution Agreement ("Contribution Agreement") with TFM, which includes a possible capital call of $150 million from TMM and the Company if certain performance benchmarks, outlined in the agreement, are not met. The Company would be responsible for approximately $74 million of the capital call. The term of the Contribution Agreement is three years. In a related agreement between Grupo TFM, TFM and the Government, among others, the Government agreed to contribute up to $37.5 million of equity capital to Grupo TFM if TMM and the Company were required to contribute under the capital call provisions of the Contribution Agreement prior to July 16, 1998. The Government also committed that if it had not made any contributions by July 16, 1998, it would, up to July 31, 1999, make additional capital contributions to Grupo TFM (of up to an aggregate amount of $37.5 million) on a proportionate basis with TMM and the Company if capital contributions are required. During these periods, no additional contributions from the Company were requested or made and, therefore, the Government was not required to contribute any additional capital to Grupo TFM under this related agreement. The commitment from the Government to participate in a capital call has expired. The provisions of the Contribution Agreement requiring a capital call from TMM and the Company expire in June 2000. If a capital call occurs prior to June 2000, the provisions of the Contribution Agreement automatically extend to June 2002. As of December 31, 1999 no additional contributions from the Company have been requested or made.

At December 31, 1999, the Company's investment in Grupo TFM was approximately $286.5 million. The Company's interest in Grupo TFM is approximately 37% (with TMM and a TMM affiliate owning 38.4% and the Government owning the remaining 24.6%). The Company accounts for its investment in Grupo TFM under the equity method.

On January 28, 1999, the Company, along with other direct and indirect owners of TFM, entered into a preliminary agreement with the Government. As part of that agreement, an option was granted to the Company, TMM and Grupo Servia, S.A. de C.V. ("Grupo Servia") to purchase all or a portion of the Government's 20% ownership interest in TFM at a discount. The option, under the terms of the preliminary agreement, has expired. However, management of TFM has advised the Company that negotiations with the Government are continuing and TFM management expects that the Government will extend the option.

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

Berger Ownership Interest. On September 30, 1999, Berger Associates, Inc. ("BAI") assigned and transferred its operating assets and business to its subsidiary, Berger LLC, a limited liability company. In addition, BAI changed its name to Stilwell Management, Inc. ("SMI"). SMI owns 100% of the preferred limited liability company interests and approximately 86% of the regular limited liability company interest in Berger. The remaining 14% of regular limited liability company interests were issued to key SMI and Berger LLC employees, resulting in a non-cash compensation charge.

Prior to the change in corporate form discussed above, the Company owned 100% of BAI. The Company increased its ownership in BAI to 100% during 1997 as a result of BAI's purchase, for treasury, of common stock from minority shareholders and the acquisition by KCSI of additional BAI shares from a minority shareholder through the issuance of 330,000 shares of KCSI common stock valued at approximately $10.1 million. In connection with these transactions, BAI granted options to acquire shares of its stock to certain employees. At December 31, 1998, the Company's ownership would have been diluted to approximately 91% if all of the outstanding options had been exercised. These transactions resulted in approximately $17.8 million of goodwill, which is being amortized over 15 years. However, see discussion of impairment of a portion of this goodwill in
Note 4. All of the outstanding options were cancelled upon formation of Berger.

The Company's 1994 acquisition of a controlling interest in BAI was completed under a Stock Purchase Agreement ("Agreement") covering a five-year period ending in October 1999. Pursuant to the Agreement, the Company was required to make additional purchase price payments based upon BAI attaining certain incremental levels of assets under management up to $10 billion by October 1999. The Company paid $3.0 million under this Agreement in 1999. No payments were made during 1998. In 1997, the Company made additional payments of $3.1 million, resulting in adjustments to the purchase price. The goodwill amounts are amortized over 15 years.

Note 4.  Restructuring, Asset Impairment and Other Charges

As discussed in Note 2, in response to changes in the competitive and business environment in the rail industry, the Company revised its methodology for evaluating goodwill recoverability effective December 31, 1997. As a result of this revised methodology (as well as certain changes in estimate), the Company determined that the aggregate carrying value of the goodwill and other intangible assets associated with the 1993 MidSouth purchase exceeded their fair value (measured by reference to the net present value of future cash flows). Accordingly, the Company recorded an impairment loss of $91.3 million in 1997.

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

During the fourth quarter of 1997, Transportation management committed to dispose, as soon as practicable, certain under-performing branch lines acquired in connection with the 1993 MidSouth purchase, as well as certain of the Company's non-operating real estate. Accordingly, in accordance with SFAS 121, the Company recognized losses aggregating $38.5 million which represented the excess of carrying value over fair value less cost to sell. Results of operations related to these assets included in the accompanying consolidated financial statements cannot be separately identified. During 1998, one of the branch lines was sold for a pretax gain of approximately $2.9 million. In first quarter 2000, the other branch line was sold for a minimal pretax gain. A potential buyer has been identified for the non-operating real estate and management is currently negotiating this transaction.

In accordance with SFAS 121, the Company periodically evaluates the recoverability of its operating properties. As a result of continuing operating losses and a further decline in the customer base of the Transportation segment's bulk coke handling facility (Global Terminaling Services, Inc. - formerly Pabtex, Inc.) the Company determined that the long-lived assets related thereto may not be fully recoverable. Accordingly, the Company recognized an impairment loss of $9.2 million in 1997 representing the excess of carrying value over fair value.

Additionally, in 1997 the Company recorded expenses aggregating $44.7 million related to restructuring and other costs. This amount included approximately $27.1 related to the termination of a union productivity fund (which required KCSR to pay certain employees when reduced crew levels were used) and employee separations, as well as $17.6 million of other costs related to reserves for leases, contracts, impaired investments and other reorganization costs. During 1998, approximately $31.1 million of cash payments were made and approximately $2.5 million of the reserves were reduced based primarily on changes in the estimate of claims made relating to the union productivity fund. During 1999, approximately $4.3 million of cash payments were made reducing the accrual for these reserves to approximately $2.2 million at December 31, 1999.


Note 5. Supplemental Cash Flow Disclosures


Supplemental Disclosures of Cash Flow Information.

                                       1999           1998            1997
                                   ----------      ----------     ----------
Cash payments (in millions):
     Interest                        $  47.0        $  74.2        $  64.5
     Income taxes                      143.3           83.2           65.3

Supplemental Schedule of Non-cash Investing and Financing Activities. The Company did not initiate an offering of KCSI Common stock under the Employee Stock Purchase Plan ("ESPP") during 1999. During 1998 and 1997, the Company issued 227,178 and 245,550 shares of KCSI Common stock, respectively, under various offerings of the ESPP. These shares, totaling a purchase price of $3.0 and $3.1 million in 1998 and 1997, respectively, were subscribed and paid for through employee payroll deductions in years preceding the issuance of stock.

In connection with the Eleventh Offering of the ESPP (initiated in 1998), the Company received in 1999 approximately $6.3 million from employee payroll deductions for the purchase of KCSI Common stock. This stock was issued to employees in January 2000.

During 1999, 1998 and 1997, the Company's Board of Directors declared a quarterly dividend totaling approximately $4.6, $4.4, and $4.5 million, respectively, payable in January of the following year. The dividend declaration reduced retained earnings and established a liability at the end of each respective year. No cash outlay occurred until the subsequent year.


Note 6. Investments


Investments  held  for  operating   purposes,   which  include   investments  in
unconsolidated affiliates, are as follows (in millions):
                                             Percentage
                                             Ownership
Company Name                             December 31, 1999                     Carrying Value
---------------------------------        -----------------         ---------------------------------------
                                                                      1999          1998           1997
                                                                   -----------   -----------   -----------
DST (a)                                            32%             $     470.2   $     376.0   $     345.3
Grupo TFM                                          37%                   286.5         285.1         288.2
Southern Capital                                   50%                    28.1          24.6          27.6
Mexrail                                            49%                    13.7          13.0          14.9
Other                                                                     12.7          11.2          10.5
Market valuation allowances                                                  -          (2.8)         (3.0)
                                                                   -----------   -----------   -----------
     Total (b)                                                     $     811.2   $     707.1   $     683.5
                                                                   ===========   ===========   ===========

(a) On December 21, 1998, DST and USCS announced the completion of the merger of USCS with a wholly-owned DST subsidiary. Under the terms of the merger, accounted for as a pooling of interests by DST, USCS became a wholly-owned subsidiary of DST. DST issued approximately 13.8 million shares of its common stock in the transaction, resulting in a reduction of KCSI's ownership interest from 41% to approximately 32%. (See Note 3). Fair market value at December 31, 1999 (using DST's New York Stock Exchange closing market price) was approximately $1,547.7 million.

(b) Fair market value is not readily determinable for investments other than noted above, and in the opinion of management, market value approximates carrying value

Additionally, DST holds investments in the common stock of State Street Corporation and Computer Sciences Corporation, among others, which are accounted for as "available for sale" securities as defined by SFAS 115. The Company records its proportionate share of any unrealized DST gains or losses related to these investments, net of deferred taxes, in accumulated other comprehensive income.

Transactions With and Between Unconsolidated Affiliates. The Company and its subsidiary, KCSR, paid certain expenses on behalf of Grupo TFM during 1997. In addition, the Company has a management services agreement with Grupo TFM to provide certain consulting and management services. At December 31, 1999, $3.0 million is reflected as an account receivable in the Company's consolidated balance sheet.

In connection with the October 1996 formation of the Southern Capital joint venture, KCSR entered into operating leases with Southern Capital for locomotives and rolling stock at rental rates management believes reflect market. KCSR paid Southern Capital $27.0, $25.1 and $23.5 million under these operating leases in 1999, 1998 and 1997, respectively. Additionally, prior to the sale of the loan portfolio by Southern Capital, Southern Group, Inc. (a former subsidiary of KCSR - merged into KCSR in 1999) entered into a contract with Southern Capital to manage the loan portfolio assets held by Southern Capital, as well as to perform general administrative and accounting functions for the joint venture. Payments under this contract were not material in 1999. Payments under this contract were approximately $1.7 million in both 1998 and 1997.

Together, Janus and Berger incurred approximately $7.3, $5.5 and $5.3 million during 1999, 1998 and 1997, respectively, in expenses associated with various services provided by DST and its subsidiaries and affiliates.

Janus recorded $8.9 and $7.1 million in revenues for the years ended December 31, 1998 and 1997, respectively, representing management fees earned from IDEX Management, Inc. ("IDEX"). IDEX was a 50% owned investment of Janus prior to disposition during second quarter 1998. Janus recognized an $8.8 million pretax gain in connection with this disposition.

In first quarter 1999, the Company repurchased KCSI common stock owned by DST's Employee Stock Ownership Plan. In total, 460,000 shares were repurchased for approximately $21.8 million.

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


                                                                        DECEMBER 31, 1999
                                                                      Grupo
                                                      DST            TFM (i)         Other          Total
                                                   -----------    -----------     -----------    ----------
   Investment in unconsolidated affiliates         $     470.2    $     286.5     $     45.0     $     801.7

   Equity in net assets of
     unconsolidated affiliates                           470.2          283.9           41.4           795.5

   Dividends and distributions received
     from unconsolidated affiliates                        -              -              0.3             0.3

Financial Condition:
   Current assets                                  $     464.5    $     134.4     $     35.8     $     634.7
   Non-current assets                                  1,861.8        1,905.7          319.1         4,086.6
                                                   -----------    -----------     ----------     -----------
       Assets                                      $   2,326.3    $   2,040.1     $    354.9     $   4,721.3
                                                   ===========    ===========     ==========     ===========

   Current liabilities                             $     285.8    $     255.9     $     42.1     $     583.8
   Non-current liabilities                               576.9          672.9          230.0         1,479.8
   Minority interest                                       -            343.9            -             343.9
   Equity of stockholders and partners                 1,463.6          767.4           82.8         2,313.8
                                                   -----------    -----------     ----------     -----------
       Liabilities and equity                      $   2,326.3    $   2,040.1     $    354.9     $   4,721.3
                                                   ===========    ===========     ==========     ===========

Operating results:
   Revenues                                        $   1,203.3    $     524.5     $     87.8     $   1,815.6
                                                   -----------    -----------     ----------     -----------
   Costs and expenses                              $   1,003.6    $     401.7     $     77.7     $   1,483.0
                                                   -----------    -----------     ----------     -----------
   Net income                                      $     138.1    $       4.1     $     13.3     $     155.5
                                                   -----------    -----------     ----------     -----------


                                                                      DECEMBER 31, 1998
                                                                       Grupo
                                                        DST          TFM (i)         Other          Total
                                                   -----------    -----------     -----------    -----------
   Investment in unconsolidated affiliates         $     376.0    $     285.1     $     38.6     $     699.7

   Equity in net assets of
     unconsolidated affiliates                           376.0          282.4           34.6           693.0

   Dividends and distributions received
     from unconsolidated affiliates                        -              -              6.1             6.1

Financial Condition:
   Current assets                                  $     375.8    $     109.9     $     33.1     $     518.8
   Non-current assets                                  1,521.2        1,974.7          277.0         3,772.9
                                                   -----------    -----------     ----------     -----------
       Assets                                      $   1,897.0    $   2,084.6     $    310.1     $   4,291.7
                                                   ===========    ===========     ==========     ===========


   Current liabilities                             $     268.6    $     233.9     $     48.6     $     551.1
   Non-current liabilities                               461.4          745.0          191.7         1,398.1
   Minority interest                                       0.8          342.4            -             343.2
   Equity of stockholders and partners                 1,166.2          763.3           69.8         1,999.3
                                                   -----------    -----------     ----------     -----------
       Liabilities and equity                      $   1,897.0    $   2,084.6     $    310.1     $   4,291.7
                                                   ===========    ===========     ==========     ===========

Operating results:
   Revenues                                        $   1,096.1    $     431.3     $     87.7     $   1,615.1
                                                   -----------    -----------     ----------     -----------
   Costs and expenses                              $     976.6    $     368.8     $     85.4     $   1,430.8
                                                   -----------    -----------     ----------     -----------
   Net income (loss)                               $      71.6    $      (7.3)    $      2.4     $      66.7
                                                   -----------    -----------     ----------     -----------



                                                                      DECEMBER 31, 1997
                                                                      Grupo
                                                        DST          TFM (i)         Other          Total
                                                   -----------    -----------     -----------    -----------
   Investment in unconsolidated affiliates         $     345.3    $     288.2     $     44.6     $     678.1

   Equity in net assets of
     unconsolidated affiliates                           300.1          285.1           39.6           624.8

   Dividends and distributions received
     from unconsolidated affiliates                        -              -              0.2             0.2

Financial Condition:
   Current assets                                  $     345.3    $     114.7     $     29.9     $     489.9
   Non-current assets                                  1,203.2        1,990.4          255.1         3,448.7
                                                   -----------    -----------     ----------     -----------
       Assets                                      $   1,548.5    $   2,105.1     $    285.0     $   3,938.6
                                                   ===========    ===========     ==========     ===========


   Current liabilities                             $     212.0    $     158.5     $     13.2     $     383.7
   Non-current liabilities                               404.2          830.6          191.7         1,426.5
   Minority interest                                       1.4          345.4            -             346.8
   Equity of stockholders and partners                   930.9          770.6           80.1         1,781.6
                                                   -----------    -----------     ----------     -----------
       Liabilities and equity                      $   1,548.5    $   2,105.1     $    285.0     $   3,938.6
                                                   ===========    ===========     ==========     ===========

Operating results:
   Revenues                                        $     950.0    $     206.4     $     83.2     $   1,239.6
                                                   -----------    -----------     ----------     -----------
   Costs and expenses                              $     823.1    $     190.5     $     61.4     $   1,075.0
                                                   -----------    -----------     ----------     -----------
   Net income (loss)                               $      79.4    $     (36.5)    $      5.9     $      48.8
                                                   -----------    -----------     ----------     -----------


(i)   Grupo TFM is presented on a U.S. GAAP basis.

Generally, the difference between the carrying amount of the Company's investment in unconsolidated affiliates and the underlying equity in net assets is attributable to certain equity investments whose carrying amounts have been reduced to zero, and report a net deficit. For 1997, the difference between the Company's investment in DST and the underlying equity in net assets is attributable to the effects of restating DST's financial statements for the merger of a DST wholly-owned subsidiary with USCS. In addition, with respect to the Company's investment in Grupo TFM, the effects of foreign currency transactions and capitalized interest prior to June 23, 1997, which are not recorded on the investee's books, also result in these differences.

The deferred income tax calculations for Grupo TFM are significantly impacted by fluctuations in the relative value of the Mexican peso versus the U.S. dollar and the rate of Mexican inflation, and can result in significant variances in the amount of equity earnings (losses) reported by the Company.

Other. Interest income on cash and equivalents and investments in advised funds was $15.6, $8.1 and $7.9 million in 1999, 1998 and 1997, respectively.


Note 7. Other Balance Sheet Captions


Investments in Advised Funds. Information with respect to investments in advised funds is summarized as follows (in millions):

                                                        1999               1998                1997
                                                    -----------         -----------         ----------
Available for sale:
      Cost basis                                    $      22.2         $      23.9         $     19.6
      Gross unrealized gains                                2.0                 5.4                2.0
      Gross unrealized losses                              (0.3)                  -                  -
                                                    -----------         -----------         -----------
          Sub-total                                        23.9                29.3               21.6
                                                    -----------         -----------         ----------
Trading:
      Cost basis                                              -                 3.2                2.1
      Gross unrealized gains                                  -                   -                0.7
      Gross unrealized losses                                 -                (0.3)                 -
                                                    -----------         -----------         -----------
          Sub-total                                           -                 2.9                2.8
                                                    -----------         -----------         ----------
      Total                                         $      23.9         $      32.2         $     24.4
                                                    ===========         ===========         ==========


Gross realized gains totaled $5.3 million for the year ended December 31, 1999. Gross realized gains were not material to the Company's consolidated results of operations for 1998 and 1997.




Accounts Receivable. Accounts receivable include the following allowances (in millions):

                                                        1999               1998                1997
                                                    -----------         -----------         ----------
Accounts receivable                                 $     294.4         $     214.2         $    181.9
Allowance for doubtful accounts                            (6.5)               (5.8)              (4.9)
                                                    ------------        -----------         ----------

Accounts receivable, net                            $     287.9         $     208.4         $    177.0
                                                    ===========         ===========         ==========

Doubtful accounts expense                           $       1.7         $       0.9         $      1.6
                                                    -----------         -----------         ----------


Janus and Berger earn fees from the various registered investment companies for which each company act as investment advisor. Accounts receivable include amounts due from these investment companies. The table below summarizes this related party activity as of and for the years ended December 31 (in millions):

                                                        1999               1998                1997
                                                    -----------         -----------         ----------
Investment management and
  shareowner servicing fees                         $   1,024.7         $     558.4         $    403.0
Accounts receivable from
  registered investment companies                         129.3                59.1               41.6



Other Current Assets.  Other current assets include the following items (in millions):

                                                        1999                1998                 1997
                                                    -----------         -----------         ----------
Deferred income taxes                               $       8.4         $      14.8         $     10.1
Other                                                      36.7                23.0               13.8
                                                    -----------         -----------         ----------

      Total                                         $      45.1         $      37.8         $     23.9
                                                    ===========         ===========         ==========



Properties.  Properties and related accumulated depreciation and amortization are summarized below (in millions):
                                                        1999               1998                1997
                                                    ------------        -----------         ----------
Properties, at cost
   Transportation
     Road properties                                $   1,454.7         $   1,381.4         $  1,306.4
     Equipment, including $6.7, $6.7 and
      $15.4 financed under capital leases                 346.2               327.7              294.6
     Other                                                 54.5                55.1              106.2
   Financial Services, including $0, $0
     and $1.4 equipment financed under
     capital leases                                       115.7                69.6               38.6
                                                    -----------         -----------         ----------

     Total                                              1,971.1             1,833.8            1,745.8
                                                    -----------         ------------        ----------

Accumulated depreciation and amortization
   Transportation
     Road properties                                      422.8               384.9              346.2
     Equipment, including $3.7, $3.5
       and $10.8 for capital leases                       134.1               127.6              116.8
     Other                                                 21.1                22.4               26.4
   Financial Services
     including $0, $0 and $1.4
     for equipment capital leases                          45.3                32.2               29.2
                                                    -----------         -----------         ----------

          Total                                           623.3               567.1              518.6
                                                    -----------         -----------         ----------

       Net Properties                               $   1,347.8         $   1,266.7         $  1,227.2
                                                    ===========         ===========         ==========

As discussed in Note 4, effective December 31, 1997, the Company recorded a charge representing long-lived assets held for disposal and impairment of assets in accordance with SFAS 121.


Intangibles and Other Assets.  Intangibles and other assets include the following items (in millions):
                                                        1999               1998                1997
                                                    -----------         -----------         ----------
Identifiable intangibles                            $      59.0         $      59.0         $     59.0
Goodwill                                                  134.1               116.2               82.2
Accumulated amortization                                  (34.5)              (24.2)             (18.1)
                                                    -----------         -----------         ----------
  Net                                                     158.6               151.0              123.1
Other assets                                               37.8                25.4               27.3
                                                    -----------         -----------         ----------

      Total                                         $     196.4         $     176.4         $    150.4
                                                    ===========         ===========         ==========


Identifiable intangible assets include, among others, investment advisory relationships and shareowner lists, as well as existing distribution arrangements. Included in goodwill is approximately $13.4 million relating to the DST investment. This goodwill resulted from DST stock repurchases. See Notes 2 and 5.

As discussed in Note 2, effective December 31, 1997, the Company changed its method of evaluating the recoverability of goodwill. Also, see Note 4 for discussion of goodwill impairment recorded during fourth quarter 1997.


Accrued Liabilities. Accrued liabilities include the following items (in millions):

                                                        1999               1998                1997
                                                    -----------         -----------         ----------
Prepaid freight charges due
      other railroads                               $      25.1         $      30.4         $     38.6
Current interest payable
      on indebtedness                                      12.5                13.2               17.2
Contract allowances                                        12.6                12.7               20.2
Productivity Fund liability                                 -                   -                 24.2
Other                                                     156.5               103.4              117.6
                                                    -----------         -----------         ----------

      Total                                         $     206.7         $     159.7         $    217.8
                                                    ===========         ===========         ==========

See Note 4 for discussion of reserves established in 1997 for restructuring and other charges.


Note 8. Long-Term Debt


Indebtedness Outstanding.  Long-term debt and pertinent provisions follow (in millions):

                                                        1999               1998                1997
                                                    -----------         -----------         ----------
KCSI
Competitive Advance & Revolving Credit
   Facilities, through May 2002                     $     250.0         $     315.0         $    282.0
   Rates: Below Prime
Notes and Debentures, due July
   2002 to December 2025                                  400.0               400.0              500.0
   Unamortized discount                                    (2.1)               (2.4)              (2.7)
   Rates: 6.625% to 8.80%


KCSR
Equipment trust indebtedness, due
   serially to June 2009                                   68.6                78.8               88.9
   Rates: 7.15% to 9.68%

Other
Working capital lines                                      28.0                28.0               31.0
   Rates:  Below Prime
Subordinated and senior notes, secured term
   loans and industrial revenue bonds, due
   May 2004 to February 2018                               16.4                16.9               17.4
   Rates: 3.0% to 7.89%
Total                                                     760.9               836.3              916.6
Less: debt due within one year                             10.9                10.7              110.7
                                                    -----------         -----------         ----------
Long-term debt                                      $     750.0         $     825.6         $    805.9
                                                    ===========         ===========         ==========


Re-capitalization of the Company's Debt Structure. In preparation for the Separation, the Company re-capitalized its debt structure in January 2000 through the tender of its outstanding Notes and Debentures (as defined below) and the repayment of other credit facilities. Funding for the repurchase of the Notes and Debentures and for the repayment of borrowings under existing revolving credit facilities was obtained through two new credit facilities. See
Note 16.


KCSI Credit Agreements.  The Company's lines of credit at December 31, 1999 follow (in millions):

                                                    Facility
Lines of Credit                                       Fee                Total         Unused
--------------------------------------------------------------        ---------     -----------
     KCSI                                       .07 to .25%           $   540.0     $    290.0
     KCSR                                            .1875%                20.0           20.0
     Gateway Western                                 .1875%                40.0           12.0

                        Total                                         $   600.0     $    322.0
                                                                      =========     ==========

At December 31, 1999, the Company had financing available through its various lines of credit with a maximum borrowing amount of $600 million (which includes $55 million of uncommitted facilities). The Company had borrowings of $278 million under its various lines of credit at December 31, 1999, leaving $322 million available for use, subject to any limitations within existing financial covenants. Among other provisions, the agreements limit subsidiary indebtedness and sale of assets, and require certain coverage ratios to be maintained. As of December 31, 1999, the Company was in compliance with all covenants of these agreements. The Company's credit agreements are described further below.

On May 5, 1995, the Company established a credit agreement in the amount of $400 million, comprised of a $300 million five-year facility and a $100 million 364-day facility. The $300 million facility was renewed in May 1997, extending through May 2002, while the $100 million facility has generally been renewed annually. In second quarter 1999, the $100 million facility was renewed with a total available amount of $75 million. Proceeds of these facilities have generally been used for general corporate purposes. The agreements contain a facility fee ranging from .07-.25% per annum and interest rates below prime.

In May 1998, the Company established an additional $100 million 364-day credit agreement assumable by the Financial Services segment upon separation of the Company's two segments. This facility was renewed in second quarter 1999. Proceeds have been used to repay Company debt and for general corporate purposes. This agreement contains a facility fee of .15% and interest rates below prime.

At December 31, 1999, the Company also had various other lines of credit totaling $125 million. These additional lines, which are available for general corporate purposes, have interest rates below prime and terms of less than one year.

As discussed in Note 3, in January 1997, the Company made an approximate $298 million capital contribution to Grupo TFM, of which approximately $277 million was used by Grupo TFM for the purchase of TFM. This payment was funded using borrowings under the Company's lines of credit.

Public Debt Transactions. As discussed above, in January 2000, the Company re-capitalized its debt structure through the tender of its outstanding Notes and Debentures. Following completion of this transaction, approximately $1.6 million of the Company's public debt remains outstanding.

During 1998, $100 million of 5.75% Notes, which matured on July 1, 1998, were repaid using borrowings under existing lines of credit.

Public indebtedness of the Company at December 31, 1999 includes: $100 million of 7.875% Notes due 2002; $100 million of 6.625% Notes due in 2005; $100 million of 8.8% Debentures due 2022; and $100 million of 7% Debentures due 2025. The various Notes are not redeemable prior to their respective maturities. The 8.8% Debentures are redeemable on or after July 1, 2002 at a premium of 104.04%, which declines to par on or after July 1, 2012. The 7% Debentures are redeemable at the option of the Company, at any time, in whole or in part, at a redemption price equal to the greater of (a) 100% of the principal amount of such Debentures or (b) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the date of redemption on a semiannual basis at the Treasury Rate (as defined in the Debentures agreement) plus 20 basis points, and in each case accrued interest thereon to the date of redemption.

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

KCSR Indebtedness. KCSR has purchased rolling stock under conditional sales agreements, equipment trust certificates and capitalized lease obligations. The equipment has been pledged as collateral for the related indebtedness.

Credit Facility for Janus. The Company has provided a credit facility to Janus for use by Janus for general corporate purposes, effectively reducing the amount of credit facilities available for the Company's other purposes.

Other Agreements, Guarantees, Provisions and Restrictions. The Company has debt agreements containing restrictions on subsidiary indebtedness, advances and transfers of assets, and sale and leaseback transactions, as well as requiring compliance with various financial covenants. At December 31, 1999, the Company was in compliance with the provisions and restrictions of these agreements. Because of certain financial covenants contained in the credit agreements, however, maximum utilization of the Company's available lines of credit may be restricted. See Note 16 for a discussion of certain covenants and restrictions relating to the two new credit facilities, including a restriction on the payment of cash dividends to common stockholders.

Leases and Debt Maturities. The Company and its subsidiaries lease transportation equipment, as well as office and other operating facilities under various capital and operating leases. Rental expenses under operating leases were $70, $70 and $64 million for the years 1999, 1998 and 1997, respectively.

Concurrent with the formation of the Southern Capital joint venture in 1996, KCSR entered into operating leases with Southern Capital for the majority of the rail equipment acquired by or contributed to Southern Capital. In connection with this transaction, the Company received cash that exceeded the net book value of assets contributed to the joint venture by approximately $44.1 million. Accordingly, this excess fair value over book value is being recognized over the terms of the leases (approximately $5.6, $4.4 and $4.9 million in 1999, 1998 and 1997, respectively).


Minimum annual payments and present value thereof under existing capital leases,
other  debt   maturities,   and  minimum   annual   rental   commitments   under
noncancellable operating leases are as follows (in millions):

                       Capital Leases                                                    Operating Leases
                Minimum                       Net
                 Lease         Less         Present      Other         Total
               Payments      Interest        Value       Debt          Debt     Affiliates    Third Party    Total
               --------      --------        -----       ----          ----     ----------    -----------    -----
2000             $   0.7     $     0.3    $     0.4    $    10.5     $   10.9     $   34.3     $   39.4    $  73.7
2001                 0.8           0.3          0.5         12.3         12.8         34.3         30.3       64.6
2002                 0.7           0.2          0.5        112.3        112.8         34.3         25.9       60.2
2003                 0.8           0.2          0.6         15.8         16.4         34.3         20.2       54.5
2004                 0.6           0.1          0.5         12.3         12.8         31.3         10.0       41.3
Later years          1.7           0.3          1.4        593.8        595.2        215.0         37.5      252.5
                --------     ---------    ---------    ---------     --------     --------     --------    -------

Total           $    5.3     $     1.4    $     3.9    $   757.0     $  760.9     $  383.5     $  163.3    $ 546.8
                ========     =========    =========    =========     ========     ========     ========    =======



Fair Value of Long-Term Debt. Based upon the borrowing rates currently available to the Company and its subsidiaries for indebtedness with similar terms and average maturities, the fair value of long-term debt was approximately $766, $867 and $947 million at December 31, 1999, 1998 and 1997, respectively.


Note 9. Income Taxes

Under the liability method of accounting for income taxes specified by Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," the provision for income tax expense is the sum of income taxes currently payable and deferred income taxes. Currently payable income taxes represents the amounts expected to be reported on the Company's income tax return, and deferred tax expense or benefit represents the change in deferred taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse.


The following summarizes pretax income (loss) for the years ended December 31, (in millions):

                                                         1999               1998                1997
                                                     -----------         -----------         ----------
Domestic                                             $     605.8         $     357.5         $     91.8
International                                               (2.1)               (3.1)             (12.6)
                                                     -----------         -----------         ----------
          Total                                      $     603.7         $     354.4         $     79.2
                                                     ===========         ===========         ==========


Tax Expense.  Income tax expense (benefit) attributable to continuing operations consists of the following components (in millions):
                                                         1999               1998                1997
                                                     -----------         -----------         ----------
Current
     Federal                                         $     179.2         $      91.6         $     73.4
     State and local                                        22.3                16.0               11.6
                                                     -----------         -----------         ----------
          Total current                                    201.5               107.6               85.0
                                                     -----------         -----------         ----------
Deferred
     Federal                                                18.7                20.8              (14.1)
     State and local                                         2.9                 2.4               (2.5)
                                                     -----------         -----------         -----------
          Total deferred                                    21.6                23.2              (16.6)
                                                     -----------         -----------         ----------

Total income tax provision                           $     223.1         $     130.8         $     68.4
                                                     ===========         ===========         ==========


The federal and state deferred tax liabilities (assets) recorded on the Consolidated Balance Sheets at
December 31 follow (in millions):
                                                         1999               1998                1997
                                                     -----------         -----------         ----------
Liabilities:
     Depreciation                                    $     350.3         $     345.2         $    306.6
     Equity, unconsolidated affiliates                     151.6               119.5              106.8
     Other, net                                              5.7                 0.4                0.4
                                                     -----------         -----------         ----------
       Gross deferred tax liabilities                      507.6               465.1              413.8
                                                     -----------         -----------         ----------

Assets:
     NOL and AMT credit carryovers                          (2.4)              (11.2)             (11.2)
     Book reserves not currently deductible
       for tax                                             (42.1)              (38.0)             (57.8)
     Deferred compensation and other
       employee benefits                                   (16.6)              (14.5)             (13.3)
     Deferred revenue                                       (0.6)               (2.2)              (2.9)
     Vacation accrual                                       (4.9)               (4.3)              (3.3)
     Other, net                                             (0.2)               (6.1)              (3.2)
                                                     -----------         -----------         ----------
       Gross deferred tax assets                           (66.8)              (76.3)             (91.7)
                                                     -----------         -----------         ----------
Net deferred tax liability                           $     440.8         $     388.8         $    322.1
                                                     ===========         ===========         ==========


Based upon the Company's history of operating income and its expectations for the future, management has determined that operating income of the Company will, more likely than not, be sufficient to recognize fully the gross deferred tax assets set forth above.


Tax Rates. Differences between the Company's effective income tax rates applicable to continuing operations and the U.S. federal income tax statutory rates of 35% are as follows (in millions):

                                                         1999               1998                1997
                                                     -----------         -----------         ----------
Income tax expense using the
  statutory rate in effect                           $     211.3         $     124.0         $     27.7
Tax effect of:
     Earnings of equity investees                          (12.6)               (6.3)              (7.0)
     Goodwill Impairment (see Note 4)                                                              35.0
     Other, net                                             (0.8)               (5.3)               3.6
                                                     -----------         -----------         ----------
Federal income tax expense                                 197.9               112.4               59.3
State and local income tax expense                          25.2                18.4                9.1
                                                     -----------         -----------         ----------

Total                                                $     223.1         $     130.8         $     68.4
                                                     ===========         ===========         ==========

Effective tax rate                                          37.0%               36.9%              86.4%
                                                     ===========         ===========         ==========

Tax Carryovers. At December 31, 1998, the Company had $4.0 million of alternative minimum tax credit carryover generated by MidSouth and Gateway Western prior to acquisition by the Company. This credit was utilized completely for the year ended December 31, 1999 resulting in no carryover to future years.

The amount of federal NOL carryover generated by MidSouth and Gateway Western prior to acquisition was $67.8 million. The Company utilized approximately $4.5, $25.0, and $0.7 million of these NOL's in 1999, 1998 and 1997, respectively. $31.9 million of the NOL carryover was utilized in pre-1997 years leaving approximately $5.7 million of carryover available at December 31, 1999, with expiration dates beginning in the year 2008. The remaining NOL is attributed to the Gateway Western. The use of preacquisition net operating losses and tax credit carryovers is subject to limitations imposed by the Internal Revenue Code. The Company does not anticipate that these limitations will affect utilization of the carryovers prior to their expiration.

Unremitted Earnings of U.S. Unconsolidated Affiliates. In connection with the initial public offering of DST in fourth quarter 1995, the Company began providing deferred income taxes for unremitted earnings of qualifying U.S. unconsolidated affiliates net of the 80% dividends received deduction provided under current tax law. As of December 31, 1999, the cumulative amount of unremitted earnings qualifying for this deduction aggregated $165.8 million. These amounts would become taxable to the Company if distributed by the affiliates as dividends, in which case the Company would be entitled to the dividends received deduction for 80% of the dividends; alternatively, these earnings could be realized by the sale of the affiliates' stock, which would give rise to income tax at the federal capital gains rate and state ordinary income tax rates, to the extent the stock sales proceeds exceeded the Company's income tax basis. Deferred income taxes provided on unremitted earnings of U.S. unconsolidated affiliates aggregated $13.3, $9.7 and $8.6 million as of December 31, 1999, 1998 and 1997, respectively.

Tax Examinations. The IRS is currently in the process of examining the consolidated federal income tax returns for the years 1993 through 1996. For years prior to 1990, the statute of limitations has closed. In addition, other taxing authorities are currently examining the years 1990 through 1998 and have proposed additional tax assessments for which the Company believes it has recorded adequate reserves.

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


Note 10. Stockholders' Equity

Pro Forma Fair Value Information for Stock-Based Compensation Plans. At December 31, 1999, the Company had several stock-based compensation plans, which are described separately below. The Company applies APB 25 and related interpretations in accounting for its plans, and accordingly, no compensation cost has been recognized for the Company's fixed stock option plans or the ESPP programs. Had compensation cost for the Company's stock-based compensation plans been determined in accordance with the fair value accounting method prescribed by SFAS 123 for options issued after December 31, 1994, the Company's net income
(loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:


                                                   1999                1998                 1997
                                                ---------            --------            ---------
     Net income (loss) (in millions):
          As reported                           $   323.3            $  190.2            $  (14.1)
          Pro Forma                                 318.0               179.0               (21.1)

     Earnings (loss) per Basic share:
          As reported                           $    2.93            $   1.74            $  (0.13)
          Pro Forma                                  2.88                1.64               (0.20)

     Earnings (loss) per Diluted share:
          As reported                           $    2.79            $   1.66            $  (0.13)
          Pro Forma                                  2.74                1.58               (0.20)


Stock Option Plans. During 1998, various existing Employee Stock Option Plans were combined and amended as the Kansas City Southern Industries, Inc. 1991 Amended and Restated Stock Option and Performance Award Plan (as amended and restated effective July 15, 1998). The Plan provides for the granting of options to purchase up to 26.0 million shares of the Company's common stock by officers and other designated employees. Such options have been granted at 100% of the average market price of the Company's stock on the date of grant and generally may not be exercised sooner than one year or longer than ten years following the date of the grant, except that options outstanding with limited rights ("LRs") or limited stock appreciation rights ("LSARs"), become immediately exercisable upon certain defined circumstances constituting a change in control of the Company. The Plans include provisions for stock appreciation rights, LRs and LSARs. All outstanding options include LRs, except for options granted to non-employee Directors.


For purposes of computing the pro forma effects of option grants under the fair value accounting method prescribed by SFAS 123, the fair value of each option grant is estimated on the date of grant using a version of the Black-Scholes option pricing model. The following assumptions were used for the various grants depending on the date of grant, nature of vesting and term of option:

                                                1999                     1998                      1997
                                            --------------           --------------           --------------

     Dividend Yield                           .25% to .36%             .34% to .56%             .47% to .82%
     Expected Volatility                        42% to 43%               30% to 42%               24% to 31%
     Risk-free Interest Rate                4.67% to 5.75%           4.74% to 5.64%           5.73% to 6.57%
     Expected Life                                 3 years                  3 years                  3 years



A summary of the status of the Company's stock option plans as of December 31, 1999, 1998 and 1997, and changes during the years then ended, is presented below:

                                                 1999                    1998                    1997
                                        ---------------------    --------------------    --------------------
                                                    Weighted-                Weighted-               Weighted-
                                                     Average                  Average                 Average
                                                    Exercise                 Exercise                Exercise
                                            Shares    Price         Shares    Price         Shares     Price
                                        ------------  -----      -----------  -----      -----------   -----
    Outstanding at January 1             9,427,942     $15.35      9,892,581   $12.12     10,384,149   $10.83
    Exercised                           (1,272,964      15.91     (1,600,829)   13.07     (1,874,639)   10.33
    Canceled/Expired                      (84,532)      42.89        (40,933)   21.75       (401,634)   15.40
    Granted                                 490,71      49.73      1,177,123    39.62      1,784,705    18.51
                                        ----------               -----------              ----------

    Outstanding at December 31           8,561,162      16.97      9,427,942    15.35      9,892,581    12.12
                                        ==========               ===========              ==========

    Exercisable at December 31           7,668,785                 8,222,782               8,028,475

    Weighted-Average Fair Value of options
      granted during the year              $16.64                    $ 12.31                  $ 4.72


The following table summarizes the information  about stock options  outstanding at December 31, 1999:
                                            OUTSTANDING                                  EXERCISABLE
                         -------------------------------------------------      ----------------------------
                                             Weighted-           Weighted-                         Weighted-
 Range of                  Number             Average             Average         Number            Average
 Exercise                Outstanding         Remaining           Exercise       Exercisable        Exercise
  Prices                 at 12/31/99     Contractual Life          Price        at 12/31/99          Price
---------                -----------     ----------------       ---------       -----------         --------
$  2  - 10                2,717,708             2.0 years        $  4.85          2,717,708         $  4.85
   10 - 15                  853,669             5.9                13.03            853,669           13.03
   15 - 20                3,061,272             6.3                15.69          3,055,872           15.69
   20 - 30                  688,668             9.3                23.96            688,668           23.96
   30 - 40                      875             8.4                31.32                875           31.32
   40 - 50                1,083,470             9.9                43.48            351,993           42.56
   50 - 60                  155,500            10.0                59.85                  -            -
                          ---------                                              ----------

    2 - 60                8,561,162             5.6                16.97          7,668,785           13.53
                          =========                                              ==========

Shares available for future grants at December 31, 1999 aggregated 8,859,773.

Stock Purchase Plan. The ESPP, established in 1977, provides to substantially all full-time employees of the Company, certain subsidiaries and certain other affiliated entities, the right to subscribe to an aggregate of 22.8 million shares of common stock. The purchase price for shares under any stock offering is to be 85% of the average market price on either the exercise date or the offering date, whichever is lower, but in no event less than the par value of the shares. At December 31, 1999, there were approximately 11.6 million shares available for future offerings.


The following table summarizes activity related to the various ESPP offerings:

                                  Date           Shares                        Shares              Date
                                Initiated      Subscribed        Price         Issued             Issued
Eleventh Offering                1998            213,825        $35.97         188,297          1999/2000
Tenth Offering                   1996            251,079         13.35         233,133          1997/1998
Ninth Offering                   1995            291,411         12.73         247,729          1996/1997

For purposes of computing the pro forma effects of employees' purchase rights under the fair value accounting method prescribed by SFAS 123, the fair value of the Eleventh Offering under the ESPP is estimated on the date of grant using a version of the Black-Scholes option pricing model. The following weighted-average assumptions were used: i) dividend yield of .95%; ii) expected volatility of 42%; iii) risk-free interest rate of 4.63%; and iv) expected life of one year. The weighted-average fair value of purchase rights granted under the Eleventh Offering of the ESPP was $10.76. There were no offerings in 1999 or 1997.

Forward Stock Purchase Contract. During 1995, the Company entered into a forward stock purchase contract ("the contract") as a means of securing a potentially favorable price for the repurchase of six million shares of its common stock in connection with the stock repurchase program authorized by the Company's Board of Directors on April 24, 1995. During 1999 and 1998, no shares were purchased under this arrangement. During 1997, the Company purchased 2.4 million shares under this arrangement at an aggregate price of $39 million (including transaction premium). The contract contained provisions which allowed the Company to elect a net cash or net share settlement in lieu of physical settlement of the shares; however, all shares were physically settled. The transaction was recorded in the consolidated financial statements upon settlement of the contract in accordance with the accounting policies described in Note 2.

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

In accordance with the Agreement to terminate the EPFT, the Company received 872,362 shares of Series B Preferred stock in full repayment of the indebtedness from the Trust. In addition, the remaining 127,638 shares of Series B Preferred stock were converted by the Trustee into KCSI Common stock, at the rate of 12 to 1, resulting in the issuance to the EPFT of 1,531,656 shares of such Common stock. The Trustee then transferred this Common stock to KCSI and the Company has set these shares aside for use in connection with the KCSI Stock Option and Performance Award Plan, as amended and restated effective July 15, 1998. Following the foregoing transactions, the EPFT was terminated. The impact of the termination of the EPFT on the Company's consolidated condensed financial statements was a reclassification among the components of the stockholder's equity accounts, with no change in the consolidated assets and liabilities of the Company.

Treasury Stock. Shares of common stock in Treasury at December 31, 1999 totaled 36,164,402, compared with 36,923,325 at December 31, 1998 and 37,122,195 at
December 31, 1997. The Company issued shares of common stock from Treasury - 1,218,923 in 1999, 1,663,349 in 1998 and 2,031,162 in 1997 - to fund the exercise of options and subscriptions under various employee stock option and purchase plans. In 1998, approximately 67,000 shares were issued in conjunction with the acquisition of Nelson. Treasury stock previously acquired had been accounted for as if retired. The 1,531,656 shares received in connection with the termination of the EPFT were added to Treasury stock during 1998. The Company purchased shares as follows: 460,000 in 1999 and 2,863,983 in 1997. Shares purchased during 1998 were not material.

Janus Restricted Stock. During 1998, Janus granted 125,900 restricted shares of Janus' common stock to certain Janus employees pursuant to a restricted stock agreement ("Restricted Stock Agreement"). The restricted stock was recorded at fair market value (approximately $28.9 million) at the time of grant as a separate component of Janus' stockholders' equity. The restricted stock fully vests at the end of 10 years. The Restricted Stock Agreement also includes an accelerated vesting provision whereby the vesting rate will be accelerated to 20% of the shares in any one year if certain specific investment performance goals are met (to be effective on January 1st of the following year). The employee must be employed at the time of any vesting to receive the applicable shares. Janus records compensation expense based on the applicable vesting rate, which was 20% in 1999 and 1998 based on attainment of investment performance goals. In accordance with generally accepted accounting principles, the impact of the Janus amortization charges in 1999 and beyond will be reduced by gain recognition at the holding company level, reflecting the Company's reduced ownership of Janus upon vesting by the restricted stockholders.

During 1999, Janus granted 33,000 shares of Janus common stock to certain Janus employees pursuant to the Restricted Stock Agreement. The restricted stock was recorded at fair market value (approximately $10.8 million) at the time of grant as a separate component of Janus' stockholders' equity. Similar to the 1998 grant, the Restricted Stock Agreement includes an accelerated vesting provision whereby the vesting rate accelerates to 20% of the shares in any one year if certain specific investment performance goals are met (to be effective on January 1st of the following year). Janus records compensation expense based on the applicable vesting rate, currently at 20% based on attainment of investment performance goals.

The shares made available for the restricted stock grant were obtained through the purchase of 35,000 shares of Janus stock from an existing minority owner. In connection with this transaction, the Company recorded approximately $9.5 million of goodwill, which is being amortized over a period of 15 years.

Because this 1999 issuance was from Janus' treasury shares on which previous gains have been recognized, the Company will record any gains upon vesting directly to stockholders' equity. See Note 2.


Note 11. Profit Sharing and Other Postretirement Benefits

The Company maintains various plans for the benefit of its employees as described below. The Company's employee benefit expense for these plans aggregated $7.5, $7.7 and $6.3 million in 1999, 1998 and 1997, respectively.

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

Employee Stock Ownership Plan. KCSI established the ESOP for employees not covered by collective bargaining agreements. KCSI contributions to the ESOP are based on a percentage (determined by the Compensation Committee of the Board of Directors) of wages earned by eligible employees.

Other Postretirement Benefits. The Company adopted Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"), effective January 1, 1993. The Company and several of its subsidiaries provide certain medical, life and other postretirement benefits other than pensions to its retirees. With the exception of the Gateway Western plans, which are discussed below, the medical and life plans are available to employees not covered under collective bargaining arrangements, who have attained age 60 and rendered ten years of service. Individuals employed as of December 31, 1992 were excluded from a specific service requirement. The medical plan is contributory and provides benefits for retirees, their covered dependents and beneficiaries. Benefit expense begins to accrue at age 40. The medical plan was amended effective January 1, 1993 to provide for annual adjustment of retiree contributions, and also contains, depending on the plan coverage selected, certain deductibles, co-payments, coinsurance and coordination with Medicare. The life insurance plan is non-contributory and covers retirees only. The Company's policy, in most cases, is to fund benefits payable under these plans as the obligations become due. However, certain plan assets (e.g., money market funds) do exist with respect to life insurance benefits.

During 1998, the Company adopted Statement of Financial Accounting Standards No. 132 "Employers' Disclosure about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88, and 106" ("SFAS 132") and prior year information has been included pursuant to SFAS 132. SFAS 132 establishes standardized disclosure requirements for pension and other postretirement benefit plans, requires additional information on changes in the benefit obligations and fair values of plan assets, and eliminates certain disclosures that are no longer considered useful. The standard does not change the measurement or recognition of pension or postretirement benefit plans.


Reconciliation of the accumulated postretirement benefit obligation, change in plan assets and funded status, respectively, at December 31 follows (in millions):

                                                         1999              1998                1997
                                                    ----------          ----------          ----------
Accumulated postretirement
     benefit obligation at beginning of year        $      14.7         $      14.5         $     14.5
Service cost                                                0.4                 0.4                0.6
Interest cost                                               1.0                 1.0                1.2
Amortization of transition obligation                                                              0.1
Actuarial and other (gain) loss                             1.8                (0.1)              (0.6)
Benefits paid (i)                                          (1.1)               (1.1)              (1.3)
                                                    -----------         -----------         ----------
Accumulated postretirement
     benefit obligation at end of year                     16.8                14.7               14.5
                                                    -----------         -----------         ----------

Fair value of plan assets
     at beginning of year                                   1.4                 1.3                1.3
Actual return on plan assets                                0.1                 0.2                0.1
Benefits paid (i)                                          (0.2)               (0.1)              (0.1)
                                                    -----------         -----------         ----------
Fair value of plan assets
     at end of year                                         1.3                 1.4                1.3
                                                    -----------         -----------         ----------

Funded status and accrued
     benefit cost                                   $      15.5         $      13.3         $     13.2
                                                    ===========         ===========         ==========


     (i) Benefits paid for the reconciliation of accumulated postretirement benefit obligation include both medical and life insurance benefits, whereas benefits paid for the fair value of plan assets reconciliation include only life insurance benefits. Plan assets relate only to the life insurance benefits. Medical benefits are funded as obligations become due.


Net periodic postretirement benefit cost included the following components (in millions):

                                                        1999               1998                 1997
                                                    -----------         -----------         ----------
     Service cost                                   $       0.4         $       0.4         $      0.6
     Interest cost                                          1.0                 1.0                1.2
     Amortization of unrecognized
       transition obligation                                                                       0.1
     Expected return on plan assets                        (0.1)               (0.1)              (0.1)
                                                    -----------         -----------         ----------

     Net periodic postretirement
       benefit cost                                 $       1.3         $       1.3         $      1.8
                                                    ===========         ===========         ==========


The Company's health care costs, excluding Gateway Western and certain former employees of the MidSouth, are limited to the increase in the Consumer Price Index ("CPI") with a maximum annual increase of 5%. Accordingly, health care costs in excess of the CPI limit will be borne by the plan participants, and therefore assumptions regarding health care cost trend rates are not applicable.


The following assumptions were used to determine the postretirement  obligations and costs for the years ended December 31:
                                                          1999                1998                1997
                                                       ----------          ----------          ----------
     Annual increase in the CPI                            3.00%               2.50%               3.00%
     Expected rate of return on life
       insurance plan assets                               6.50                6.50                6.50
     Discount rate                                         8.00                6.75                7.25
     Salary increase                                       4.00                4.00                4.00


Gateway Western's benefit plans are slightly different from those of the Company and other subsidiaries. Gateway Western provides contributory health, dental and life insurance benefits to substantially all of its active and retired employees, including those covered by collective bargaining agreements.
Effective January 1, 1998, existing Gateway Western management employees converted to the Company's benefit plans. In 1999, the assumed annual rate of increase in health care costs for the non-management Gateway Western employees choosing a preferred provider organization was 7.5% and 6.5% for those choosing the health maintenance organization option, decreasing over two years to 6.5% and 5.5%, respectively, to remain level thereafter. For certain former employees of the MidSouth, the assumed annual rate of an increase in health care costs is 12% currently, decreasing over six years to 6% to remain level thereafter.

The health care cost trend rate assumption has an effect on the Gateway Western amounts represented, as well as certain former employees of the MidSouth. An increase or decrease in the assumed health care cost trend rates by one percent in 1999, 1998 and 1997 would not have a significant impact on the accumulated postretirement benefit obligation. The effect of this change on the aggregate of the service and interest cost components of the net periodic postretirement benefit is not significant.


Note 12. Commitments and Contingencies

Minority Purchase Agreements. A stock purchase agreement with Thomas H. Bailey ("Mr. Bailey"), Janus' Chairman, President and Chief Executive Officer and owner of 12% of Janus common stock, and another Janus stockholder (the "Janus Stock Purchase Agreement") and certain restriction agreements with other Janus minority stockholders contain, among other provisions, mandatory put rights whereby at the election of such minority stockholders, KCSI would be required to purchase the minority interests of such Janus minority stockholders at a purchase price equal to fifteen times the net after-tax earnings over the period indicated in the relevant agreement, or in some circumstances at a purchase price as determined by an independent appraisal. Under the Janus Stock Purchase Agreement, termination of Mr. Bailey's employment could require a purchase and sale of the Janus common stock held by him. If other minority holders terminated their employment, some or all of their shares also could be subject to mandatory purchase and sale obligations. Certain other minority holders who continue their employment also could exercise puts. If all of the mandatory purchase and sale provisions and all the puts under such Janus minority stockholder agreements were implemented, KCSI would have been required to pay approximately $789 million as of December 31, 1999, compared to $447 and $337 million at December 31, 1998 and 1997, respectively. In the future these amounts may be higher or lower depending on Janus' earnings, fair market value and the timing of the exercise. Payment for the purchase of the respective minority interests is to be made under the Janus Stock Purchase Agreement within 120 days after receiving notification of exercise of the put rights. Under the restriction agreements with certain other Janus minority stockholders, payment for the purchase of the respective minority interests is to be made 30 days after the later to occur of
(i) receiving notification of exercise of the put rights or (ii) determination of the purchase price through the independent appraisal process.

The Janus Stock Purchase Agreement and certain stock purchase agreements and restriction agreements with other minority stockholders also contain provisions whereby upon the occurrence of a Change in Ownership (as defined in such agreements) of KCSI, KCSI may be required to purchase such holders' Janus stock or, as to the stockholders that are parties to the Janus Stock Purchase Agreement, at such holders' option, to sell its stock of Janus to such minority stockholders. The price for such purchase or sale would be equal to fifteen times the net after-tax earnings over the period indicated in the relevant agreement, or in some circumstances as determined by Janus' Stock Option Committee or as determined by an independent appraisal. If KCSI had been required to purchase the holders' Janus common stock after a Change in Ownership as of December 31, 1999, the purchase price would have been approximately $899 million (see additional information in Note 13).

KCSI  would  account  for any such  purchase  as the  acquisition  of a minority
interest   under   Accounting   Principles   Board  Opinion  No.  16,   Business
Combinations.

As of March 31, 2000, KCSI, through Stilwell, had $200 million in credit facilities available, owned securities with a market value in excess of $1.3 billion and had cash balances at the Stilwell holding company level in excess of $147.5 million. To the extent that these resources were insufficient to fund its purchase obligations, KCSI had access to the capital markets and, with respect to the Janus Stock Purchase Agreement, had 120 days to raise additional sums.

Litigation. In the opinion of management, claims or lawsuits incidental to the business of the Company and its subsidiaries have been adequately provided for in the consolidated financial statements.

Duncan Case. In 1998, a jury in Beauregard Parish, Louisiana returned a verdict against KCSR in the amount of $16.3 million. The Louisiana state case arose from a railroad crossing accident which occurred at Oretta, Louisiana on September 11, 1994, in which three individuals were injured. Of the three, one was injured fatally, one was rendered quadriplegic and the third suffered less serious injuries.

Subsequent to the verdict, the trial court held that the plaintiffs were entitled to interest on the judgment from the date the suit was filed, dismissed the verdict against one defendant and reallocated the amount of that verdict to the remaining defendants. The resulting total judgment against KCSR, together with interest, was $27.0 million as of December 31, 1999.

On November 3, 1999, the Third Circuit Court of Appeals in Louisiana affirmed the judgment. Review is now being sought in the Louisiana Supreme Court. On March 24, 2000, the Louisiana Supreme Court granted KCSR's Application for a Writ of Review regarding this case. Independent trial counsel has expressed confidence to KCSR management that the Louisiana Supreme Court will set aside the district court and court of appeals judgments in this case. KCSR management believes it has meritorious defenses and that it will ultimately prevail in appeal to the Louisiana Supreme Court. If the verdict were to stand, however, the judgment and interest are in excess of existing insurance coverage and could have an adverse effect on the Company's consolidated results of operations, financial position and cash flows.

Bogalusa Cases. In July 1996, KCSR was named as one of twenty-seven defendants in various lawsuits in Louisiana and Mississippi arising from the explosion of a rail car loaded with chemicals in Bogalusa, Louisiana on October 23, 1995. As a result of the explosion, nitrogen dioxide and oxides of nitrogen were released into the atmosphere over parts of that town and the surrounding area causing evacuations and injuries. Approximately 25,000 residents of Louisiana and Mississippi have asserted claims to recover damages allegedly caused by exposure to the chemicals.

KCSR neither owned nor leased the rail car or the rails on which it was located at the time of the explosion in Bogalusa. KCSR did, however, move the rail car from Jackson to Vicksburg, Mississippi, where it was loaded with chemicals, and back to Jackson where the car was tendered to the IC. The explosion occurred more than 15 days after the Company last transported the rail car. The car was loaded in excess of its standard weight, but under the car's capacity, when it was transported by the Company to interchange with the IC.

The trial of a group of twenty plaintiffs in the Mississippi lawsuits arising from the chemical release resulted in a jury verdict and judgment in favor of KCSR in June 1999. The jury found that KCSR was not negligent and that the plaintiffs had failed to prove that they were damaged. The trial of the Louisiana class action is scheduled to commence on June 11, 2001. No date has been scheduled for the trial of the additional plaintiffs in Mississippi.

KCSR believes that its exposure to liability in these cases is remote. If KCSR were to be found liable for punitive damages in these cases, such a judgment could have a material adverse effect on the Company's results of operations, financial position and cash flows.

Diesel Fuel Commitments and Hedging Activities. From time to time, KCSR enters into forward purchase commitments and hedge transactions (fuel swaps or caps) for diesel fuel as a means of securing volumes and reducing overall cost. Forward purchase commitment contracts normally require KCSR to purchase certain quantities of diesel fuel at defined prices established at the origination of the contract. Hedge transactions are correlated to market benchmarks and hedge positions are monitored to ensure that they will not exceed actual fuel requirements in any period.

There were no fuel swap or cap transactions during 1997 and minimal purchase commitments were negotiated for 1997. However, at the end of 1997, the Company had purchase commitments for approximately 27% of expected 1998 diesel fuel usage, as well as fuel swaps for approximately 37% of expected 1998 usage. As a result of actual fuel prices remaining below both the purchase commitment price and the swap price during 1998, the Company's fuel expense was approximately $4.0 million higher. The purchase commitments resulted in a higher cost of approximately $1.7 million, while the Company made payments of approximately $2.3 million related to the 1998 fuel swap transactions. At December 31, 1998, the Company had purchase commitments and fuel swap transactions for approximately 32% and 16%, respectively, of expected 1999 diesel fuel usage. In 1999, KCSR saved approximately $0.6 million as a result of these purchase commitments. The fuel swap transactions resulted in higher fuel expense of approximately $1 million.

At the end of 1999, the Company had no outstanding purchase commitments for 2000. At December 31, 1999, the Company had entered into two diesel fuel cap transactions for a total of six million gallons (approximately 10% of expected 2000 usage) at a cap price of $0.60 per gallon. The caps are effective January 1, 2000 through June 30, 2000.

Foreign Exchange Matters. As discussed in Note 2, in connection with the Company's investment in Grupo TFM, a Mexican company, Nelson, an 80% owned United Kingdom company, and Janus Capital International (UK) Limited ("Janus UK"), an indirect wholly-owned subsidiary of Janus based in the United Kingdom, the Company follows the requirements outlined in SFAS 52 (and related authoritative guidance) with respect to financial accounting and reporting for foreign currency transactions and for translating foreign currency financial statements from the entity's functional currency into U.S. dollars.

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

During 1997 and 1998, Mexico's economy was classified as "highly inflationary" as defined in SFAS 52. Accordingly, under the highly inflationary accounting guidance in SFAS 52, the U.S. dollar was used as Grupo TFM's functional currency, and any gains or losses from translating Grupo TFM's financial statements into U.S. dollars were included in the determination of its net income (loss). Equity earnings (losses) from Grupo TFM included in the Company's results of operations reflected the Company's share of such translation gains and losses.

Effective January 1, 1999, the SEC staff declared that Mexico should no longer be considered a highly inflationary economy. Accordingly, the Company performed an analysis under the guidance of SFAS 52 to determine whether the U.S. dollar or the Mexican peso should be used as the functional currency for financial accounting and reporting purposes for periods subsequent to December 31, 1998. Based on the results of the analysis, management believes the U.S. dollar to be the appropriate functional currency for the Company's investment in Grupo TFM; therefore, the financial accounting and reporting of the operating results of Grupo TFM will remain consistent with prior periods.

Nelson's and Janus UK's principal operations are in the United Kingdom and, therefore, the financial statements for each company are accounted for using the British pound as the functional currency. Any gains or losses arising from transactions not denominated in the British pound are recorded as a foreign currency gain or loss and included in the results of operations of Nelson and Janus UK. The translation of these financial statements from the British pound into the U.S. dollar results in an adjustment to stockholders' equity as a cumulative translation adjustment. At December 31, 1999 and 1998, the cumulative translation adjustment was not material.

The Company continues to evaluate existing alternatives with respect to utilizing foreign currency instruments to hedge its U.S. dollar investment in Grupo TFM and Nelson as market conditions change or exchange rates fluctuate. At December 31, 1999, the Company had no outstanding foreign currency hedging instruments.

Environmental Liabilities. The Company's transportation operations are subject to extensive regulation under environmental protection laws and its land holdings have been used for transportation purposes or leased to third parties for commercial and industrial purposes. The Company records liabilities for remediation and restoration costs related to past activities when the Company's obligation is probable and the costs can be reasonably estimated. Costs of ongoing compliance activities to current operations are expensed as incurred.

The Company's recorded liabilities for these issues represent its best estimates (on an undiscounted basis) of remediation and restoration costs that may be required to comply with present laws and regulations. At December 31, 1999, 1998 and 1997 these recorded liabilities were not material. Although these costs cannot be predicted with certainty, management believes that the ultimate outcome of identified matters will not have a material adverse effect on the Company's consolidated results of operations or financial condition.

Panama Canal Railway Company. In January 1998, the Republic of Panama awarded KCSR and its joint venture partner, Mi-Jack Products, Inc., the concession to reconstruct and operate the PCRC. The 47-mile railroad runs parallel to the Panama Canal and, upon reconstruction, will provide international shippers with an important complement to the Panama Canal. In November 1999, PCRC completed the financing arrangements for this project with the International Finance Corporation ("IFC"), a member of the World Bank Group. The financing is comprised of a $5 million investment from the IFC and senior loans in the aggregate amounts of up to $45 million. The investment of $5 million from the IFC is comprised of non-voting preferred shares, paying a 10% cumulative dividend. These preferred shares reduce the Company's ownership interest in PCRC from 50% to 41.67%. The preferred shares are expected to be redeemed at the option of IFC any year after 2008 at the lower of i) a net cumulative internal rate of return of 30%, or ii) eight-times EBITDA (average of two consecutive years) calculated in proportion to the IFC's percentage ownership in PCRC. Under certain limited conditions, the Company is a guarantor for up to $15 million of cash deficiencies associated with project completion. Additionally, if the Company or its partner terminate the concession contract without the consent of the IFC, the Company is a guarantor for up to 50% of the outstanding senior loans. The total cost of the reconstruction project is estimated to be $75 million with an equity commitment from KCSR not to exceed $13 million.
Reconstruction of PCRC's right-of-way is expected to be complete in mid-2001 with commercial operations to begin immediately thereafter.

Intermodal and Automotive Facility at the Former Richards-Gebaur Airbase. In conjunction with the construction of an intermodal and automotive facility at the former Richards-Gebaur airbase in Kansas City, Missouri, KCSR expects to spend approximately $20 million for site improvements and infrastructure. Additionally, KCSR has negotiated a lease arrangement with the City of Kansas City, Missouri for a period of fifty years. Lease payments are expected to range between $400,000 and $700,000 per year and will be adjusted for inflation based on agreed-upon formulas.


Note 13. Control

Subsidiaries and Affiliates. The Janus Stock Purchase Agreement, as amended, provides that so long as Mr. Bailey is a holder of at least 5% of the common stock of Janus and continues to be employed as President or Chairman of the Board of Janus (or, if he does not serve as President, James P. Craig, III serves as President and Chief Executive Officer or Co-Chief Executive Officer with Mr. Bailey), Mr. Bailey shall continue to establish and implement policy with respect to the investment advisory and portfolio management activity of Janus. The agreement also provides that, in furtherance of such objective, so long as both the ownership threshold and officer status conditions described above are satisfied, KCSI will vote its shares of Janus common stock to elect directors of Janus, at least the majority of whom are selected by Mr. Bailey, subject to KCSI's approval, which approval may not be unreasonably withheld. The agreement further provides that any change in management philosophy, style or approach with respect to investment advisory and portfolio management policies of Janus shall be mutually agreed upon by KCSI and Mr. Bailey.

KCSI does not believe Mr. Bailey's rights under the Janus Stock Purchase Agreement are "substantive," within the meaning of EITF 96-16, because KCSI can terminate those rights at any time by removing Mr. Bailey as an officer of Janus. KCSI also believes that the removal of Mr.

Bailey would not result in significant harm to KCSI based on the factors discussed below. Colorado law provides that removal of an officer of a Colorado corporation may be done directly by its stockholders if the corporation's bylaws so provide. While Janus' bylaws contain no such provision currently, KCSI has the ability to cause Janus to amend its bylaws to include such a provision. Under Colorado law, KCSI could take such action at an annual meeting of stockholders or make a demand for a special meeting of stockholders. Janus is required to hold a special stockholders' meeting upon demand from a holder of more than 10% of its common stock and to give notice of the meeting to all stockholders. If notice of the meeting is not given within 30 days of such a demand, the District Court is empowered to summarily order the holding of the meeting. As the holder of more than 80% of the common stock of Janus, KCSI has the requisite votes to compel a meeting and to obtain approval of the required actions at such a meeting.

KCSI has concluded, supported by an opinion of legal counsel, that it could carry out the above steps to remove Mr. Bailey without breaching the Janus Stock Purchase Agreement and that if Mr. Bailey were to challenge his removal by instituting litigation, his sole remedy would be for damages and not injunctive relief and that KCSI would likely prevail in that litigation.

Although KCSI has the ability to remove Mr. Bailey, it has no present plan or intention to do so, as he is one of the persons regarded as most responsible for the success of Janus. The consequences of any removal of Mr. Bailey would depend upon the timing and circumstances of such removal. Mr. Bailey could be required to sell, and KCSI could be required to purchase, his Janus common stock, unless he were terminated for cause. Certain other Janus minority stockholders would also be able, and, if they terminated employment, required, to sell to KCSI their shares of Janus common stock. The amounts that KCSI would be required to pay in the event of such purchase and sale transactions could be material. See
Note 12. As of December 31, 1999, such removal would have also resulted in acceleration of the vesting of a portion of the shares of restricted Janus common stock held by other minority stockholders having an approximate aggregate value of $16.3 million.

There may also be other consequences of removal that cannot be presently identified or quantified. For example, Mr. Bailey's removal could result in the loss of other valuable employees or clients of Janus. The likelihood of occurrence and the effects of any such employee or client departures cannot be predicted and may depend on the reasons for and circumstances of Mr. Bailey's removal. However, KCSI believes that Janus would be able in such a situation to retain or attract talented employees because: (i) of Janus' prominence; (ii) Janus' compensation scale is at the upper end of its peer group; (iii) some or all of Mr. Bailey's repurchased Janus stock could be then available for sale or grants to other employees; and (iv) many key Janus employees must continue to be employed at Janus to become vested in currently unvested restricted stock valued in the aggregate (after considering additional vesting that would occur upon the termination of Mr. Bailey) at approximately $36 million as of December 31, 1999. In addition, notwithstanding any removal of Mr. Bailey, KCSI would expect to continue its practice of encouraging autonomy by its subsidiaries and their boards of directors so that management of Janus would continue to have responsibility for Janus' day-to-day operations and investment advisory and portfolio management policies and, because it would continue that autonomy, KCSI would expect many current Janus employees to remain with Janus.

With respect to clients, Janus' investment advisory contracts with its clients are terminable upon 60 days' notice and in the event of a change in control of Janus. Because of his rights under the Janus Stock Purchase Agreement, Mr. Bailey's departure, whether by removal, resignation or death, might be regarded as such a change in control. However, in view of Janus' investment record, KCSI has concluded it is reasonable to expect that in such an event most of Janus' clients would renew their investment advisory contracts. This conclusion is reached because (i) Janus relies on a team approach to investment management and development of investment expertise, (ii) Mr. Bailey has not served as a portfolio manager for any Janus fund for several years, (iii) a succession plan exists under which Mr. James P. Craig, III would succeed Mr. Bailey, and (iv) Janus should be able to continue to attract talented portfolio managers. It is reasonable to expect that Janus' clients' reaction will depend on the circumstances, including, for example, how much of the Janus team remains in place and what investment advisory alternatives are available.

The Janus Stock Purchase Agreement and other agreements provide for rights of first refusal on the part of Janus minority stockholders, Janus and KCSI, with respect to certain sales of Janus stock. These agreements also require KCSI to purchase the shares of Janus minority stockholders in certain circumstances. In addition, in the event of a Change in Ownership of KCSI, as defined in the Janus Stock Purchase Agreement, KCSI may be required to sell its stock of Janus to the stockholders who are parties to such agreement or to purchase such holders' Janus stock. In the event Mr. Bailey was terminated for any reason within one year following a Change in Ownership, he would be entitled to a severance payment, amounting, at December 31, 1999, to approximately $2 million. Purchase and sales transactions under these agreements are to be made based upon a multiple of the net earnings of Janus and/or other fair market value determinations, as defined therein. See Note 12.

Under the Investment Company Act of 1940, certain changes in ownership of Janus or Berger may result in termination of their respective investment advisory agreements with the mutual funds and other accounts they manage, requiring approval of fund shareowners and other account holders to obtain new agreements. Additionally, there are Janus and Berger officers and directors that serve as officers and/or directors of certain of the registered investment companies to which Janus and Berger act as investment advisors.

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


Assets. The Company and certain of its subsidiaries have established trusts to provide for the funding of corporate commitments and entitlements of officers, directors, employees and others in the event of a specified change in control of the Company or subsidiary. Assets held in such trusts at December 31, 1999 were not material. Depending upon the circumstances at the time of any such change in control, the most significant factor of which would be the highest price paid for KCSI common stock by a party seeking to control the Company, funding of the Company's trusts could be very substantial.


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

The Series A Preferred shares purchasable upon exercise of the Rights will have a cumulative quarterly dividend rate set by the Board of Directors or equal to 1,000 times the dividend declared on the Common Stock for such quarter. Each share will have the voting rights of one vote on all matters voted at a meeting of the stockholders for each 1/1,000th share of preferred stock held by such stockholder. In the event of any merger, consolidation or other transaction in which the common shares are exchanged, each Series A Preferred share will be entitled to receive an amount equal to 1,000 times the amount to be received per common share. In the event of a liquidation, the holders of Series A Preferred shares will be entitled to receive $1,000 per share or an amount per share equal to 1,000 times the aggregate amount to be distributed per share to holders of Common Stock. The shares will not be redeemable. The vote of holders of a majority of the Series A Preferred shares, voting together as a class, will be required for any amendment to the Company's Certificate of Incorporation that would materially and adversely alter or change the powers, preferences or special rights of such shares.

Note 14. Industry Segments

In 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the manner in which public business enterprises report information about operating segments in annual financial statements and requires disclosure of selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 did not have a material impact on the disclosures of the Company. Prior year information is reflected pursuant to SFAS 131. Sales between the Transportation and Financial Services segments were not material in 1999, 1998 or 1997. Certain amounts in prior years' segment information have been reclassified to conform to the current year presentation. Also, the information reflects the Kansas City Southern Railway operating company on a stand-alone basis. The discussion excludes consideration of any KCSR subsidiaries. See Note 1 for a description of each segment.


Segment Financial Information, dollars in millions, years ended December 31,


                                                                                 FINANCIAL
                                                 TRANSPORTATION                   SERVICES          KCSI
                                         KCSR         Other     Consolidated    Consolidated    Consolidated
1999
Revenues                              $  545.7     $    55.7    $   601.4        $1,212.3        $1,813.7
Costs and expenses                       425.7          54.7        480.4           658.6         1,139.0
Depreciation and amortization             50.2           6.7         56.9            35.4            92.3
                                      --------     ---------    ---------        --------       ---------
    Operating income (loss)               69.8          (5.7)        64.1           518.3           582.4

Equity in net earnings of
  unconsolidated affiliates                2.9           2.3          5.2            46.7            51.9
Interest expense                         (33.1)        (24.3)       (57.4)           (5.9)          (63.3)
Other, net                                 3.6           1.7          5.3            27.4            32.7
                                      --------     ---------    ---------        --------       ---------
    Pretax income (loss)                  43.2         (26.0)        17.2           586.5           603.7

Income taxes (benefit)                    16.4          (9.4)         7.0           216.1           223.1
Minority interest                           -             -            -             57.3            57.3
                                      -------      --------     --------         --------       ---------
    Net income (loss)                 $   26.8     $   (16.6)   $    10.2        $  313.1       $   323.3
                                      ========     =========    =========        ========       =========

Capital expenditures                  $   97.8     $     8.4    $   106.2        $   50.5       $   156.7
                                      ========     =========    =========        ========       =========


1998
Revenues                              $  551.6     $    61.9    $   613.5        $  670.8        $1,284.3
Costs and expenses                       391.1          51.8        442.9           373.4           816.3
Depreciation and amortization             50.6           6.1         56.7            16.8            73.5
                                      --------     ---------    ---------        --------       ---------
    Operating income                     109.9           4.0        113.9           280.6           394.5

Equity in net earnings (losses) of
  unconsolidated affiliates                2.0          (4.9)        (2.9)           25.8            22.9
Interest expense                         (35.6)        (24.0)       (59.6)           (6.5)          (66.1)
Reduction in ownership of DST               -             -            -            (29.7)          (29.7)
Other, net                                10.7           3.0         13.7            19.1            32.8
                                      --------     ---------    ---------        --------       ---------
    Pretax income (loss)                  87.0         (21.9)        65.1           289.3           354.4

Income taxes (benefit)                    34.0          (6.9)        27.1           103.7           130.8
Minority interest                           -             -            -             33.4            33.4
                                      -------      --------     --------         --------       ---------
    Net income (loss)                 $   53.0     $   (15.0)   $    38.0        $  152.2       $   190.2
                                      ========     =========    =========        ========       =========

Capital expenditures                  $   64.5     $     5.4    $    69.9        $   35.0       $   104.9
                                      ========     =========    =========        ========       =========


1997
Revenues                              $  517.8     $    55.4    $   573.2        $  485.1       $ 1,058.3
Costs and expenses                       383.0          42.8        425.8           254.4           680.2
Depreciation and amortization             54.7           7.4         62.1            13.1            75.2
Restructuring, asset impairment
  and other charges                      163.8          14.2        178.0            18.4           196.4
                                      --------     ---------    ---------        --------       ---------
    Operating income (loss)              (83.7)         (9.0)       (92.7)          199.2           106.5

Equity in net earnings (losses)
  of unconsolidated  affiliates            2.1         (11.8)        (9.7)           24.9            15.2
Interest expense                         (37.9)        (15.4)       (53.3)          (10.4)          (63.7)
Other, net                                 4.5           0.5          5.0            16.2            21.2
                                      --------     ---------    ---------        --------       ---------
    Pretax income (loss)                (115.0)        (35.7)      (150.7)          229.9            79.2

Income taxes (benefit)                    (9.5)         (9.1)       (18.6)           87.0            68.4
Minority interest                          -             -            -              24.9            24.9
                                      -------      --------     --------         --------       ---------
    Net income (loss)                 $ (105.5)    $   (26.6)   $  (132.1)       $  118.0       $   (14.1)
                                      ========     =========    =========        ========       =========

Capital expenditures                  $   67.6     $     9.2    $    76.8        $    5.8       $    82.6
                                      ========     =========    =========        ========       =========


Segment Financial Information, dollars in millions, at December 31,

                                                                                  FINANCIAL
                                                 TRANSPORTATION                   SERVICES         KCSI
                                         KCSR         Other     Consolidated    Consolidated   Consolidated
1999
ASSETS
   Current assets                      $  165.6    $    42.9     $   208.5       $  525.0       $   733.5
   Investments                             33.0        304.1         337.1          474.1           811.2
   Properties, net                      1,180.6         96.8       1,277.4           70.4         1,347.8
   Intangible assets, net                   5.2         29.2          34.4          162.0           196.4
                                       --------    ---------     ---------       --------       ---------
      Total                            $1,384.4    $   473.0     $ 1,857.4       $1,231.5       $ 3,088.9
                                       ========    =========     =========       ========       =========

LIABILITIES AND
  STOCKHOLDERS' EQUITY
   Current liabilities                 $  203.3    $    50.9     $   254.2       $  162.5       $   416.7
   Long-term debt                         424.4        325.6         750.0            -             750.0
   Deferred income taxes                  280.9         16.5         297.4          151.8           449.2
   Other                                   71.7         15.6          87.3          102.6           189.9
   Net worth                              404.1         64.4         468.5          814.6         1,283.1
                                       --------    ---------     ---------       --------       ---------
      Total                            $1,384.4    $   473.0     $ 1,857.4       $1,231.5       $ 3,088.9
                                       ========    =========     =========       ========       =========


1998
ASSETS
   Current assets                      $  173.3    $    36.9     $   210.2       $  259.3       $   469.5
   Investments                             28.2        299.7         327.9          379.2           707.1
   Properties, net                      1,135.2         94.1       1,229.3           37.4         1,266.7
   Intangible assets, net                   5.2         24.2          29.4          147.0           176.4
                                       --------    ---------     ---------       --------       ---------
      Total                            $1,341.9    $   454.9     $ 1,796.8       $  822.9       $ 2,619.7
                                       ========    =========     =========       ========       =========

LIABILITIES AND
  STOCKHOLDERS' EQUITY
   Current liabilities                 $  174.5    $    50.6     $   225.1       $   71.1       $   296.2
   Long-term debt                         445.5        363.5         809.0           16.6           825.6
   Deferred income taxes                  272.7         12.5         285.2          118.4           403.6
   Other                                   73.1         13.4          86.5           76.6           163.1
   Net worth                              376.1         14.9         391.0          540.2           931.2
                                       --------    ---------     ---------       --------       ---------
      Total                            $1,341.9    $   454.9     $ 1,796.8       $  822.9       $ 2,619.7
                                       ========    =========     =========       ========       =========


1997
ASSETS
   Current assets                      $  159.7    $    19.2     $   178.9       $  194.2       $   373.1
   Investments                             31.1        304.3         335.4          348.1           683.5
   Properties, net                      1,123.9         93.9       1,217.8            9.4         1,227.2
   Intangible assets, net                   6.5         23.0          29.5          120.9           150.4
                                       --------    ---------     ---------       --------       ---------
      Total                            $1,321.2    $   440.4     $ 1,761.6       $  672.6       $ 2,434.2
                                       ========    =========     =========       ========       =========

LIABILITIES AND
  STOCKHOLDERS' EQUITY
   Current liabilities                 $  254.0    $   120.1     $   374.1       $   63.4       $   437.5
   Long-term debt                         442.4        279.4         721.8           84.1           805.9
   Deferred income taxes                  232.8         (7.6)        225.2          107.0           332.2
   Other                                   76.6         13.9          90.5           69.8           160.3
   Net worth                              315.4         34.6         350.0          348.3           698.3
                                       --------    ---------     ---------       --------       ---------
Total                                  $1,321.2    $   440.4     $ 1,761.6       $  672.6       $ 2,434.2
                                       ========    =========     =========       ========       =========


Note 15. Quarterly Financial Data (Unaudited)

(in millions, except per share amounts):
                                                                             1999

                                                  Fourth             Third           Second             First
                                                  Quarter           Quarter          Quarter           Quarter
                                                -----------      -----------       -----------      ----------
Revenues                                        $    537.3       $     460.3       $     430.9      $     385.2
Costs and expenses                                   334.3             288.8             273.4            242.5
Depreciation and amortization                         24.8              24.1              22.3             21.1
                                                ----------       -----------       -----------      -----------
     Operating income                                178.2             147.4             135.2            121.6

Equity in net earnings (losses) of unconsolidated affiliates:
     DST                                              12.0              10.9              10.8             10.7
     Grupo TFM                                        (3.3)              3.8               0.5              0.5
     Other                                             0.8               2.0               2.1              1.1
Interest expense                                     (17.6)            (15.4)            (15.3)           (15.0)
Other, net                                            11.0              10.6               5.3              5.8
                                                ----------       -----------       -----------      -----------
     Pretax income                                   181.1             159.3             138.6            124.7

Income taxes                                          71.1              57.3              49.8             44.9
Minority interest                                     18.7              14.7              12.7             11.2
                                                ----------       -----------       -----------      -----------
     Net income                                       91.3              87.3              76.1             68.6

Other comprehensive income (loss), net of tax:
     Unrealized gain (loss) on securities             34.1             (12.3)             17.4             (0.8)
     Less: reclassification adjustment for
           gains included in net income               (0.4)             (3.3)             (0.4)            (0.3)
                                                ----------       -----------       -----------      -----------

     Comprehensive income                       $    125.0       $      71.7       $      93.1      $      67.5
                                                ==========       ===========       ===========      ===========

Earnings per share:
     Basic                                      $     0.83       $      0.79       $     0.69       $      0.62
                                                ==========       ===========       ==========       ===========

     Diluted                                    $     0.78       $      0.75       $     0.66       $      0.60
                                                ==========       ===========       ==========       ===========

Dividends per share:
     Preferred                                  $      .25       $       .25       $      .25       $       .25
     Common                                     $      .04       $       .04       $      .04       $       .04

Stock Price Ranges:
     Preferred    - High                        $   16.000       $    16.250       $   16.500       $    16.250
                  - Low                             14.000            13.500           13.750            14.875

     Common       - High                            75.000            65.938           66.438            57.375
                  - Low                             37.500            43.313           50.250            43.313

Fourth quarter 1998 includes a one-time pretax non-cash charge of  approximately
36.0 million ($23.2 million after-tax, or $0.21 per share) arising from the merger of a wholly-owned DST subsidiary with USCS. This charge reflects the Company's reduced ownership of DST (from 41% to approximately 32%), together with the Company's proportionate share of DST and USCS fourth quarter related merger costs. See detail discussion in Notes 3 and 6.


(in millions, except per share amounts):
                                                                             1998

                                                  Fourth             Third           Second             First
                                                  Quarter           Quarter          Quarter           Quarter
                                                -----------      -----------       -----------      ----------
Revenues                                        $    331.8       $     334.2       $     322.6      $     295.7
Costs and expenses                                   217.4             210.1             200.3            188.5
Depreciation and amortization                         20.1              18.7              17.9             16.8
                                                ----------       -----------       -----------      -----------
     Operating income                                 94.3             105.4             104.4             90.4

Equity in net earnings (losses) of unconsolidated affiliates:
     DST                                               1.6               7.7               7.5              7.5
     Grupo TFM                                         0.2               1.8              (2.1)            (3.1)
     Other                                             0.1               0.8               0.5              0.4
Interest expense                                     (15.4)            (17.1)            (16.2)           (17.4)
Reduction in ownership of DST                        (29.7)               -                 -                -
Other, net                                             6.8               4.2              15.2              6.6
                                                ----------       -----------       -----------      -----------
     Pretax income                                    57.9             102.8             109.3             84.4

Income taxes                                          20.2              38.2              40.9             31.5
Minority interest                                      7.6               9.4               9.7              6.7
                                                ----------       -----------       -----------      -----------
     Net income                                       30.1              55.2              58.7             46.2

Other comprehensive income (loss), net of tax:
     Unrealized gain (loss) on securities              8.2             (27.0)             13.0             30.1
     Less: reclassification adjustment for
        (gains) losses included in net income            -                -                 -              (0.2)
                                                -----------      -----------       -----------      -----------

     Comprehensive income                       $     38.3       $      28.2       $      71.7      $      76.1
                                                ==========       ===========       ===========      ===========

Earnings per share:
     Basic                                      $     0.27       $      0.50       $      0.54      $      0.43
                                                ==========       ===========       ===========      ===========

     Diluted                                    $     0.25       $      0.49       $      0.51      $      0.41
                                                ==========       ===========       ===========      ===========

Dividends per share:
     Preferred                                  $      .25       $       .25       $      .25       $       .25
     Common                                     $      .04       $       .04       $      .04       $       .04

Stock Price Ranges:
     Preferred    - High                        $   17.000       $    17.750       $   18.000       $    18.000
                  - Low                             14.000            15.250           16.000            16.625

     Common       - High                            49.563            57.438           49.813            46.000
                  - Low                             23.000            29.000           39.625            26.250

Note 16. Subsequent Events

Re-capitalization of the Company's Debt Structure. In preparation for the Separation, the Company re-capitalized its debt structure in January 2000 through a series of transactions as follows:

Bond Tender and Other Debt Repayment. On December 6, 1999, KCSI commenced offers to purchase and consent solicitations with respect to any and all of the Company's outstanding 7.875% Notes due July 1, 2002, 6.625% Notes due March 1, 2005, 8.8% Debentures due July 1, 2022, and 7% Debentures due December 15, 2025 (collectively "Debt Securities" or "notes and debentures").

Approximately $398.4 million of the $400 million outstanding Debt Securities were validly tendered and accepted by the Company. Total consideration paid for the repurchase of these outstanding notes and debentures was $401.2 million. Funding for the repurchase of these Debt Securities and for the repayment of $264 million of borrowings under then existing revolving credit facilities was obtained from two new credit facilities (the "KCS Credit Facility" and the "Stilwell Credit Facility", or collectively "New Credit Facilities"), each of which was entered into on January 11, 2000. These New Credit Facilities, as described further below, provide for total commitments of $950 million.

In first quarter 2000, the Company will report an extraordinary loss on the extinguishment of the Company's notes and debentures of approximately $5.9 million, net of income taxes.

KCS Credit Facility. The KCS Credit Facility provides for a total commitment of $750 million, comprised of three separate term loans totaling $600 million with $200 million due January 11, 2001, $150 million due December 30, 2005 and $250 million due December 30, 2006 and a revolving credit facility available until January 11, 2006 ("KCS Revolver"). The availability under the KCS Revolver will initially be $150 million and will be reduced to $100 million on the later of January 2, 2001 and the expiration date with respect to the Grupo TFM Capital Contribution Agreement. Letters of credit are also available under the KCS Revolver up to a limit of $90 million. Borrowings under the KCS Credit Facility are secured by substantially all of the Transportation segment's assets.

On January 11, 2000, KCSR borrowed the full amount ($600 million) of the term loans and used the proceeds to repurchase the Debt Securities, retire other debt obligations and pay related fees and expenses. No funds were initially borrowed under the KCS Revolver. Proceeds of future borrowings under the KCS Revolver are to be used for working capital and for other general corporate purposes. The letters of credit under the KCS Revolver are to be used to support obligations in connection with the Grupo TFM Capital Contribution Agreement ($15 million may be used for general corporate purposes).

Interest on the outstanding loans under the KCS Credit Facility shall accrue at a rate per annum based on the London interbank offered rate ("LIBOR") or the prime rate, as the Company shall select. Each loan shall accrue interest at the selected rate plus the applicable margin, which will be determined by the type of loan. Until the term loan maturing in 2001 is repaid in full, the term loans maturing in 2001 and 2005 and all loans under the KCS Revolver will have an applicable margin of 2.75% per annum for LIBOR priced loans and 1.75% per annum for prime rate priced loans and the term loan maturing in 2006 will have an applicable margin of 3.00% per annum for LIBOR priced loans and 2.00% per annum for prime rate based loans. The interest rate with respect to the term loan maturing in 2001 is also subject to 0.25% per annum interest rate increases every three months until such term loan is paid in full, at which time, the applicable margins for all other loans will be reduced and may fluctuate based on the leverage ratio of the Company at that time.

The KCS Credit Facility requires the payment to the banks of a commitment fee of 0.50% per annum on the average daily, unused amount of the KCS Revolver. Additionally a fee equal to a per annum rate equal to 0.25% plus the applicable margin for LIBOR priced revolving loans will be paid on any letter of credit issued under the KCS Credit Facility. The KCS Credit Facility contains certain covenants, among others, as follows: i) restricts the payment of cash dividends to common stockholders; ii) limits annual capital expenditures; iii) requires hedging instruments with respect to at least 50% of the outstanding balances of each of the term loans maturing in 2005 and 2006 to mitigate interest rate risk associated with the new variable rate debt; and iv) provides leverage ratio and interest coverage ratio requirements typical of this type of debt instrument. These covenants, along with other provisions could restrict maximum utilization of the facility. Issue costs relating to the KCS Credit Facility of approximately $17.6 million were deferred and will be amortized over the respective term of the loans.

In accordance with the provision requiring the Company to manage its interest rate risk through hedging activity, in first quarter 2000 the Company entered into five separate interest rate cap agreements for an aggregate notional amount of $200 million expiring on various dates in 2002. The interest rate caps are linked to LIBOR. $100 million of the aggregate notional amount provides a cap on the Company's interest rate of 7.25% plus the applicable spread, while $100 million limits the interest rate to 7% plus the applicable spread. Counterparties to the interest rate cap agreements are major financial institutions who also participate in the New Credit Facilities. Credit loss from counterparty non-performance is not anticipated.

Stilwell Credit Facility. On January 11, 2000, KCSI also arranged a new $200 million 364-day senior unsecured competitive Advance/Revolving Credit Facility ("Stilwell Credit Facility"). KCSI borrowed $125 million under this facility and used the proceeds to retire debt obligations as discussed above. Stilwell has assumed this credit facility, including the $125 million borrowed thereunder, and upon completion of the Separation, KCSI will be released from all obligations thereunder. Stilwell repaid the $125 million in March 2000.

Two borrowing options are available under the Stilwell Credit Facility: a competitive advance option, which is uncommitted, and a committed revolving credit option. Interest on the competitive advance option is based on rates obtained from bids as selected by Stilwell in accordance with the lender's standard competitive auction procedures. Interest on the revolving credit option accrues based on the type of loan (e.g., Eurodollar, Swingline, etc.) with rates computed using LIBOR plus 0.35% per annum or, alternatively, the highest of the prime rate, the Federal Funds Effective Rate plus 0.005%, and the Base Certificate of Deposit Rate plus 1%.

The Stilwell Credit Facility includes a facility fee of 0.15% per annum and a utilization fee of 0.125% on the amount of the outstanding loans under the facility for each day on which the aggregate utilization of the Stilwell Credit Facility exceeds 33% of the aggregate commitments of the various lenders. Additionally, the Stilwell Credit Facility contains, among other provisions, various financial covenants, which could restrict maximum utilization of the Stilwell Credit Facility. Stilwell may assign or delegate all or a portion of its rights and obligations under the Stilwell Credit Facility to one or more of its domestic subsidiaries.


Sale of Janus Stock. In first quarter 2000, Stilwell sold to Janus, for treasury, 192,408 shares of Janus common stock and such shares will be available for awards under Janus' recently adopted Long Term Incentive Plan. Janus has agreed that for as long as it has available shares of Janus common stock for grant under that plan, it will not award phantom stock, stock appreciation rights or similar rights. The sale of these shares resulted in an after-tax gain of approximately $15.7 million, and together with the issuance by Janus of approximately 35,000 shares of restricted stock in first quarter 2000, reduced Stilwell's ownership to approximately 81.5%.

Litigation Settlement. In January 2000, Stilwell received approximately $44 million in connection with the settlement of a legal dispute related to a former equity investment. The settlement agreement resolves all outstanding issues related to this former equity investment. In first quarter 2000, Stilwell will recognize an after-tax gain of approximately $26 million as a result of this settlement.


Dividends  Suspended  for KCSI Common  Stock.  During first  quarter  2000,  the
Company's Board of Directors announced that, based upon a review of the Company's dividend policy in conjunction with the New Credit Facilities discussed above and in light of the anticipated Separation, it decided to suspend the Common stock dividend of KCSI under the existing structure of the Company. This complies with the terms and covenants of the New Credit Facilities. Subsequent to the Separation, the separate Boards of KCSI and Stilwell will determine the appropriate dividend policy for their respective companies.



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                              Part III

The Company has incorporated by reference certain responses to the Items of this
Part III pursuant to Rule 12b-23 under the Exchange Act and General Instruction G(3) to Form 10-K. The Company's definitive proxy statement for the annual meeting of stockholders scheduled for June 15, 2000 ("Proxy Statement") will be filed no later than 120 days after December 31, 1999.

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

None

                                       Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)     List of Documents filed as part of this Report

(1)     Financial Statements

The financial statements and related notes, together with the report of PricewaterhouseCoopers LLP dated March 16, 2000, appear in Part II Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

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

        3.6 Exhibit 3.6 to Company's Form 10-K for the fiscal year ended December 31, 1998 (Commission File No. 1-4717), The Company's By-Laws, as amended and restated September 17, 1998, is hereby incorporated by reference as Exhibit 3.6


(4)     Instruments Defining the Right of Security Holders, Including Indentures

        4.1       The Fourth, Seventh,  Eighth, Twelfth,  Thirteenth,  Fifteenth
                  and   Sixteenth   paragraphs   of   Exhibit   3.1  hereto  are
                  incorporated by reference as Exhibit 4.1

        4.2       Article I, Sections 1,3 and 11 of Article II, Article V and
                  Article VIII of Exhibit 3.6 hereto are incorporated by reference as Exhibit 4.2

        4.3 The Certificate of Designation dated September 29, 1993 establishing Series B Convertible Preferred Stock, par value $1.00, which is attached hereto as Exhibit 3.2, is incorporated by reference as Exhibit 4.3

        4.4 The Amended Certificate of Designation dated November 7, 1995 establishing the New Series A Preferred Stock, par value $1.00, which is attached hereto as Exhibit 3.4, is incorporated by reference as Exhibit 4.4

        4.5 The Indenture, dated July 1, 1992 between the Company and The Chase Manhattan Bank (the "Indenture") which is attached as
                  Exhibit 4 to Company's Shelf Registration of $300 million of Debt Securities on Form S-3 filed June 19, 1992 (Commission File No. 33-47198) and as Exhibit 4(a) to the Company's Form S-3 filed March 29, 1993 (Commission File No. 33-60192) registering $200 million of Debt Securities, is hereby incorporated by reference as Exhibit 4.5

        4.5.1 Supplemental Indenture dated December 17, 1999 to the Indenture between the Company and The Chase Manhattan Bank dated July 1, 1992 (the "Indenture") with respect to the 7.875% Notes Due July 1, 2002 issued pursuant to the Indenture, is attached to this Form 10-K as Exhibit 4.5.1

        4.5.2 Supplemental Indenture dated December 17, 1999 to the Indenture dated July 1, 1992 with respect to the 6.625% Notes Due March 1, 2005 issued pursuant to the Indenture, is attached to this Form 10-K as Exhibit 4.5.2

        4.5.3     Supplemental   Indenture   dated  December  17,  1999  to  the
                  Indenture dated July 1, 1992 with respect to the 8.8% Debentures Due July 1, 2022 issued pursuant to the Indenture, is attached to this Form 10-K as Exhibit 4.5.3

        4.5.4 Supplemental Indenture dated December 17, 1999 to the Indenture dated July 1, 1992 with respect to the 7% Debentures Due December 15, 2025 issued pursuant to the Indenture, is attached to this Form 10-K as Exhibit 4.5.4

        4.6 Exhibit 99 to Company's Form 8-A dated October 24, 1995 (Commission File No. 1-4717), which is the Stockholder Rights Agreement by and between the Company and Harris Trust and Savings Bank dated as of September 19, 1995, is hereby incorporated by reference as Exhibit 4.6

(9)     Voting Trust Agreement
        (Inapplicable)

(10)    Material Contracts

        10.1 Exhibit I to Company's Form 10-K for the fiscal year ended December 31, 1987 (Commission File No. 1-4717), The Director Indemnification Agreement, is hereby incorporated by reference as Exhibit 10.1

        10.2 Exhibit B to Company's Definitive Proxy Statement for 1987 Annual Stockholder Meeting dated April 6, 1987, The Director Indemnification Agreement, is hereby incorporated by reference as Exhibit 10.2

10.3 The Indenture, dated July 1, 1992, to a $300 million Shelf Registration of Debt Securities and to a $200 million Medium Term Notes Registration of Debt Securities, which is incorporated by reference as Exhibit 4.5 hereto, is hereby incorporated by reference as Exhibit 10.3

        10.3.1 Supplemental Indenture dated December 17, 1999 to the Indenture between the Company and The Chase Manhattan Bank dated July 1, 1992 (the "Indenture") with respect to the 7.875% Notes Due July 1, 2002 issued pursuant to the Indenture, which is attached to this Form 10-K as Exhibit
                  4.5.1 is hereby incorporated by reference as Exhibit 10.3.1

        10.3.2 Supplemental Indenture dated December 17, 1999 to the Indenture dated July 1, 1992 with respect to the 6.625% Notes Due March 1, 2005 issued pursuant to the Indenture, which is attached to this Form 10-K as Exhibit 4.5.2 is hereby incorporated by reference as Exhibit 10.3.2

        10.3.3    Supplemental   Indenture   dated  December  17,  1999  to  the
                  Indenture dated July 1, 1992 with respect to the 8.8% Debentures Due July 1, 2022 issued pursuant to the Indenture, which is attached to this Form 10-K as Exhibit 4.5.3 is hereby incorporated by reference as Exhibit 10.3.3

        10.3.4 Supplemental Indenture dated December 17, 1999 to the Indenture dated July 1, 1992 with respect to the 7% Debentures Due December 15, 2025 issued pursuant to the Indenture, which is attached to this Form 10-K as Exhibit 4.5.4 is hereby incorporated by reference as Exhibit 10.23

        10.4 Exhibit H to Company's Form 10-K for the fiscal year ended December 31, 1987 (Commission File No. 1-4717), The Officer Indemnification Agreement, is hereby incorporated by reference as Exhibit 10.4

        10.5 Exhibit 10.1 to Company's Form 10-Q for the period ended March 31, 1997 (Commission File No. 1-4717), The Kansas City Southern Railway Company Directors' Deferred Fee Plan as adopted August 20, 1982 and the amendment thereto effective March 19, 1997 to such plan, is hereby incorporated by reference as Exhibit 10.5

        10.6 Exhibit 10.4 to Company's Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 1-4717), Description of the Company's 1991 incentive compensation plan, is hereby incorporated by reference as Exhibit 10.6

        10.7 Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended June 30, 1997 (Commission File No. 1-4717), Five-Year Competitive Advance and Revolving Credit Facility Agreement dated May 2, 1997, by and between the Company and the lenders named therein, is hereby incorporated by reference as Exhibit 10.7

        10.8 Exhibit 10.4 in the DST Systems, Inc. Registration Statement on Form S-1 dated October 30, 1995, as amended (Registration No. 33-96526), Tax Disaffiliation Agreement, dated October 23, 1995, by and between the Company and DST Systems, Inc., is hereby incorporated by reference as Exhibit 10.8

        10.9 Exhibit 10.6 to the DST Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 1-14036), the 1995 Restatement of The Employee Stock Ownership Plan and Trust Agreement, is hereby incorporated by reference as Exhibit 10.9

        10.10 Exhibit 4.1 to the DST Systems, Inc. Registration Statement on Form S-1 dated October 30, 1995, as amended (Registration No. 33-96526), The Registration Rights Agreement dated October 24, 1995 by and between DST Systems, Inc. and the Company, is hereby incorporated by reference as Exhibit 10.10

        10.10.1 Exhibit 4.15.1 to the DST Systems, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (Commission File No. 1-14036), First Amendment to Registration Rights Agreement, dated June 30, 1999, by and between DST Systems, Inc. and the Company, is hereby incorporated by reference as
                  Exhibit 10.10.1

        10.10.2 Exhibit 4.15.2 to the DST Systems, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (Commission File No. 1-14036), Assignment, Consent and Acceptance Agreement, dated August 10, 1999, by and between DST Systems, Inc., the Company and Stilwell Financial, Inc., is hereby incorporated by reference as Exhibit 10.10.2

        10.11 Exhibit 10.18 to Company's Form 10-K for the year ended December 31, 1996 (Commission File No. 1-4717), Directors
                  Deferred Fee Plan, adopted August 20, 1982, amended and restated February 1, 1997, is hereby incorporated by reference as Exhibit 10.11

        10.12 Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended June 30, 1999 (Commission File No. 1-4717),
                  Kansas City Southern Industries, Inc. 1991 Amended and Restated Stock Option and Performance Award Plan, as amended and restated effective as of May 6, 1999, is hereby incorporated by reference as Exhibit 10.12

        10.13     Exhibit  10.20 to  Company's  Form  10-K  for the  year  ended
                  December 31, 1997 (Commission File No. 1-4717), Employment Agreement, as amended and restated September 18, 1997, by and between the Company and Landon H. Rowland is hereby incorporated by reference as Exhibit 10.13

        10.14     Exhibit  10.15 to  Company's  Form  10-K  for the  year  ended
                  December 31, 1998 (Commission File No. 1-4717), Employment Agreement, as amended and restated January 1, 1999, by and between the Company, The Kansas City Southern Railway Company and Michael R. Haverty, is hereby incorporated by reference as
                  Exhibit 10.14

        10.15     Exhibit  10.16 to  Company's  Form  10-K  for the  year  ended
                  December 31, 1998 (Commission File No. 1-4717), Employment Agreement, as amended and restated January 1, 1999, by and between the Company and Joseph D. Monello is hereby incorporated by reference as Exhibit 10.15

        10.16     Exhibit  10.17 to  Company's  Form  10-K  for the  year  ended
                  December 31, 1998 (Commission File No. 1-4717), Employment Agreement, as amended and restated January 1, 1999, by and between the Company and Danny R. Carpenter is hereby incorporated by reference as Exhibit 10.16

        10.17 Exhibit 10.18 to Company's Form 10-K for the year ended December 31, 1998 (Commission File No. 1-4717), Kansas City Southern Industries, Inc. Executive Plan, as amended and restated effective November 17, 1998, is hereby incorporated by reference as Exhibit 10.17

        10.18 Exhibit 10.19 to Company's Form 10-K/A for the year ended December 31, 1998 (Commission File No. 1-4717), Stock Purchase Agreement, dated April 13, 1984, by and among Kansas City Southern Industries, Inc., Thomas H. Bailey, William C. Mangus, Bernard E. Niedermeyer III, Michael Stolper, and Jack R.Thompson is hereby incorporated by reference as
                  Exhibit 10.18

        10.18.1 Exhibit 10.19.1 to Company's Form 10-K/A for the year ended December 31, 1998 (Commission File No. 1-4717), Amendment to Stock Purchase Agreement, dated January 4, 1985, by and among Kansas City Southern Industries, Inc., Thomas H. Bailey, Bernard E. Niedermeyer III, Michael Stolper, and Jack R. Thompson is hereby incorporated by reference as
                  Exhibit 10.18.1

        10.18.2 Exhibit 10.19.2 to Company's Form 10-K/A for the year ended December 31, 1998 (Commission File No. 1-4717), Second Amendment to Stock Purchase Agreement, dated March 18, 1988, by and among Kansas City Southern Industries, Inc., Thomas H. Bailey, Michael Stolper, and Jack R. Thompson is hereby incorporated by reference as Exhibit 10.18.2

        10.18.3 Exhibit 10.19.3 to Company's Form 10-K/A for the year ended December 31, 1998 (Commission File No. 1-4717), Third Amendment to Stock Purchase Agreement, dated February 5, 1990, by and among Kansas City Southern Industries, Inc., Thomas H. Bailey, Michael Stolper, and Jack R. Thompson is hereby incorporated by reference as Exhibit 10.18.3

        10.18.4 Exhibit 10.19.4 to Company's Form 10-K/A for the year ended December 31, 1998 (Commission File No. 1-4717), Fourth Amendment to Stock Purchase Agreement, dated January 1, 1991, by and among Kansas City Southern Industries, Inc., Thomas H. Bailey, Michael Stolper, and Jack R. Thompson is hereby incorporated by reference as Exhibit 10.18.4

        10.18.5 Exhibit 10.19.5 to Company's Form 10-K/A for the year ended December 31, 1998 (Commission File No. 1-4717), Assignment and Assumption Agreement and Fifth Amendment to Stock Purchase Agreement, dated November 19, 1999, by and among Kansas City Southern Industries, Inc., Stilwell Financial, Inc., Thomas
                  H. Bailey and Michael Stolper is hereby incorporated by reference as Exhibit 10.19.5

        10.19 Credit Agreement dated as of January 11, 2000 among Kansas City Southern Industries, Inc., The Kansas City Southern Railway Company and the lenders named therein, is attached to this Form 10-K as Exhibit 10.19

        10.20 364-day Competitive Advance and Revolving Credit Facility Agreement dated as of January 11, 2000 among Kansas City Southern Industries, Inc. and the lenders named therein, is attached to this Form 10-K as Exhibit 10.20

        10.21 Assignment, Assumption and Amendment Agreement dated as of January 11, 2000, among Kansas City Southern Industries, Inc., Stilwell Financial, Inc. and The Chase Manhattan Bank, as agent for the lenders named in the 364-day Competitive
                  Advance and Revolving Credit Facility Agreement, which is attached to this Form 10-K as Exhibit 10.20, is attached to this Form 10-K as Exhibit 10.21

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

(24)    Power of Attorney
        (Inapplicable)

(27)    Financial Data Schedule

        27.1      The  Financial  Data  Schedule   prepared   pursuant  to  Item
                  601(b)(27) of Regulation  S-K is attached to this Form 10-K as
                  Exhibit 27.1

(28)    Information from Reports Furnished to State Insurance Regulatory
        Authorities
        (Inapplicable)

(99)    Additional Exhibits

        99.1 The consolidated financial statements of DST Systems, Inc. (including the notes thereto and the Report of Independent Accountants thereon) set forth under Item 8 of the DST Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 1999 (Commission File No. 1-14036), as listed under Item 14(a)(2) herein, are hereby incorporated by reference as Exhibit 99.1



(b)  Reports on Form 8-K

        The Company filed a Current Report on Form 8-K dated December 6, 1999, reporting the commencement of cash tender offers and consent solicitations for the Company's outstanding $400 million in Notes and Debentures. The Form 8-K also reported that the Company received tenders and requisite consents from the holders of more than a majority of the outstanding aggregate principal amount of each series of its Notes and Debentures.

        The Company filed a Current Report on Form 8-K dated January 10, 2000, reporting the setting of the purchase price and total consideration for the bond consents, as well as the successful completion of the bond tenders and solicitations.

        The Company filed a Current Report on Form 8-K dated January 10, 2000, reporting the status of the separation of Stilwell from the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Kansas City Southern Industries, Inc.

April 13, 2000                               By:      /s/ L.H. Rowland
                                                ---------------------------
                                                        L.H. Rowland
                                                     Chairman, President,
                                                       Chief Executive
                                                    Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on April 13, 2000.

         Signature                        Capacity


       /s/ L.H. Rowland            Chairman, President, Chief Executive Officer
------------------------------
         L.H. Rowland                and Director


       /s/ M.R. Haverty            Executive Vice President and Director
------------------------------
         M.R. Haverty


       /s/ J.D. Monello            Vice President and Chief Financial Officer
------------------------------
         J.D. Monello                (Principal Financial Officer)


       /s/ L.G. Van Horn           Vice President and Comptroller
------------------------------
         L.G. Van Horn               (Principal Accounting Officer)


       /s/ A.E. Allinson           Director
------------------------------
         A.E. Allinson


        /s/ P.F. Balser            Director
------------------------------
          P.F. Balser


        /s/ J.E. Barnes            Director
------------------------------
          J.E. Barnes


         /s/ M.G. Fitt             Director
------------------------------
           M.G. Fitt


        /s/ J.R. Jones             Director
------------------------------
          J.R. Jones


       /s/ J.F. Serrano            Director
------------------------------
         J.F. Serrano


       /s/ M.I. Sosland            Director
------------------------------
         M.I. Sosland

                        KANSAS CITY SOUTHERN INDUSTRIES, INC.
                             1999 FORM 10-K ANNUAL REPORT
                                  INDEX TO EXHIBITS

                                                                 Regulation S-K
Exhibit                                                              Item 601(b)
  No.                                Document                        Exhibit No.
-------     ------------------------------------------------------   -----------


4.5.1       Supplemental Indenture dated December 17, 1999
            with respect to the 7.875% Notes Due July 1, 2002                 4

4.5.2       Supplemental Indenture dated December 17, 1999
            with respect to the 6.625% Notes Due March 1, 2005                4

4.5.3       Supplemental Indenture dated December 17, 1999
            with respect to the 8.8% Debentures Due July 1, 2022              4

4.5.4       Supplemental Indenture dated December 17, 1999 with
            respect to the 7% Debentures Due December 15, 2025                4

10.19       Credit Agreement dated as of January 11, 2000 among
            Kansas City Southern Industries, Inc., The Kansas
            City Southern Railway Company and the lenders
            named therein                                                    10

10.20       364-day Competitive Advance and Revolving Credit Facility
            Agreement dated as of January 11, 2000 among Kansas City
            Southern Industries, Inc. and the lenders named therein          10

10.21       Assignment, Assumption and Amendment Agreement dated
            as of January 11, 2000, among Kansas City Southern
            Industries, Inc., Stilwell Financial, Inc. and The Chase
            Manhattan Bank                                                   10

12.1        Computation of Ratio of Earnings to Fixed Charges                12

21.1        Subsidiaries of the Company                                      21

23.1        Consent of Independent Accountants                               23

27.1        Financial Data Schedule                                          27

                            -----------------------------