Form 10-K/A
period 1999-12-31
KANSAS CITY SOUTHERN INDUSTRIES INC
filed 2000-04-24
CIK 54480

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

         Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
          Title of Each class                            which registered
          -------------------                            ----------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Company Stock. The Company's common stock is listed on the New York Stock Exchange under the symbol "KSU." As of March 31, 2000, 111,399,354 shares of common stock and 242,170 shares of voting Preferred stock were outstanding. On such date, the aggregate market value of the voting common and Preferred stock held by non-affiliates was $9,577,014,534 (amount computed based on closing prices of Preferred and common stock on New York Stock Exchange).

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the following documents are incorporated herein by reference into Part of the Report as indicated:

                                                            Part of Report
Document                                              into which incorporated
--------                                              -----------------------

Company's Definitive Proxy Statement for the                 Parts I, III
2000 Annual Meeting of Shareholders, which will be filed no later than December 31, 1999

Explanatory Note
----------------

     The Company hereby amends Part IV, Item 14 of its Form 10-K for the year ended December 31, 1999, solely for the purpose of filing the opinion of counsel which was referenced in the Company's initial 10-K. Notwithstanding the filing of this opinion of counsel, the issue of whether the Company may continue to consolidate Janus Capital Corporation remains under discussion with the Staff of the Securities and Exchange Commission.

Part IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Item 14(a)(3)       EXHIBITS

     The separate section filed as part of the Annual report on 10-K under the caption "List of Exhibits" is hereby amended to add the following exhibit which is filed herewith.

          EXHIBIT NUMBER                          DESCRIPTION
          --------------                          -----------

                99.2 Opinion Letter of Rothgerber Johnson & Lyons LLP dated April 20, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on April 24, 2000.


                                       Kansas City Southern Industries, Inc.

                                       By: /s/ Landon H. Rowland
                                           ----------------------------------
                                       Landon H. Rowland
                                       Chairman, President, Chief
                                       Executive Officer and Director

INDEX
NUMBER              DESCRIPTION
------              -----------

99.2                Opinion Letter of Rothgerber Johnson & Lyons LLP dated
                    April 20, 2000.