Form 10-Q
period 2000-03-31
KANSAS CITY SOUTHERN INDUSTRIES INC
filed 2000-05-15
CIK 54480

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2000

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

Class                                              Outstanding at May 10, 2000

Common Stock, $.01 per share par value                      111,430,088 Shares

                    KANSAS CITY SOUTHERN INDUSTRIES, INC.

                                    FORM 10-Q

                                 MARCH 31, 2000

                                      INDEX


PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Introductory Comments                                                       2

Consolidated Condensed Balance Sheets -
   March 31, 2000 and December 31, 1999                                     3

Consolidated Condensed Statements of Income -
   Three Months Ended March 31, 2000 and 1999                               4

Basic and Diluted Earnings per Common Share                                 4

Consolidated Condensed Statements of Cash Flows -
   Three Months Ended March 31, 2000 and 1999                               5

Notes to Consolidated Condensed Financial Statements                        6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            14

Item 3.     Qualitative and Quantitative Disclosures About Market Risk     27


PART II - OTHER INFORMATION

Item 1.     Legal Proceedings                                              28

Item 5.     Other Information                                              28

Item 6.     Exhibits and Reports on Form 8-K                               28


SIGNATURES                                                                 29

                    KANSAS CITY SOUTHERN INDUSTRIES, INC.

                                    FORM 10-Q

                                 MARCH 31, 2000


PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


INTRODUCTORY COMMENTS

The Consolidated Condensed Financial Statements included herein have been prepared by Kansas City Southern Industries, Inc. ("Company" or "KCSI"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Consolidated Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q. Results for the three months ended March 31, 2000 are not necessarily indicative of the results expected for the full year 2000.

                    KANSAS CITY SOUTHERN INDUSTRIES, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                              (Dollars in Millions)
                                   (Unaudited)

                                                   March 31,    December 31,
                                                     2000          1999
                                                   --------      ---------
ASSETS
Current Assets:
   Cash and equivalents                            $  388.5      $   336.1
   Investments in advised funds                        33.0           23.9
   Accounts receivable, net                           343.7          287.9
   Inventories                                         39.4           40.5
   Other current assets                                55.0           45.1
                                                   --------      ---------
      Total current assets                            859.6          733.5

Investments held for operating purposes               845.9          811.2

Properties (net of $642.7 and $623.3 accumulated
   depreciation and amortization, respectively)     1,377.3        1,347.8

Intangibles and Other Assets, net                     234.6          196.4
                                                   --------      ---------
   Total assets                                    $3,317.4      $ 3,088.9
                                                   ========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Debt due within one year                        $   11.6      $    10.9
   Accounts and wages payable                         223.9          199.1
   Accrued liabilities                                216.0          206.7
                                                   --------      ---------
      Total current liabilities                       451.5          416.7
                                                   --------      ---------

Other Liabilities:
   Long-term debt                                     688.3          750.0
   Deferred income taxes                              467.8          449.2
   Other deferred credits                             129.0          132.6
                                                   --------      ---------
      Total other liabilities                       1,285.1        1,331.8
                                                   --------      ---------

Minority Interest in consolidated subsidiaries         66.9           57.3
                                                   --------      ---------

Stockholders' Equity:
   Preferred stock                                      6.1            6.1
   Common stock                                         1.1            1.1
   Retained earnings                                1,394.7        1,167.0
   Accumulated other comprehensive income             112.0          108.9
                                                   --------      ---------
      Total stockholders' equity                    1,513.9        1,283.1
                                                   --------      ---------

   Total liabilities and stockholders' equity      $3,317.4      $ 3,088.9
                                                   ========      =========

   See accompanying notes to consolidated condensed financial statements.

                    KANSAS CITY SOUTHERN INDUSTRIES, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (Dollars in Millions, Except per Share Data)
                                   (Unaudited)
                                                    Three Months
                                                   Ended March 31,
                                                -------------------
                                                  2000       1999
                                                --------    -------

Revenues                                        $  694.0    $ 385.2

Costs and expenses                                 399.6      242.5
Depreciation and amortization                       31.5       21.1
                                                --------    -------
   Operating Income                                262.9      121.6

Equity in net earnings of unconsolidated affiliates:
   DST Systems, Inc.                                18.0       10.7
   Grupo Transportacion Ferroviaria
      Mexicana, S.A. de C.V.                         8.2        0.5
   Other                                             1.4        1.1
Interest expense                                   (20.1)     (15.0)
Gain on litigation settlement                       44.2        -
Gain on sale of Janus Capital Corporation stock     15.1        -
Other, net                                          12.6        5.8
                                                --------    -------
   Income before income tax, minority
     interest and extraordinary item               342.3      124.7

Income tax provision                               115.9       44.9
Minority interest in consolidated earnings          27.3       11.2
                                                --------    -------

Income before extraordinary item                   199.1       68.6
Extraordinary item, net of income tax
  Debt retirement costs                             (5.9)       -
                                                --------    -------

Net Income                                         193.2       68.6
Other Comprehensive Income (Loss), net of tax:
   Unrealized gain on securities                     5.0        0.2
   Less: reclassification adjustment for
        gains included in net income                (1.3)      (0.3)
   Foreign currency translation adjustments         (0.6)      (1.0)
                                                --------    -------
Comprehensive Income                            $  196.3    $  67.5
                                                ========    =======

   Basic Earnings per Common Share
     Before Extraordinary item                  $   1.79    $  0.62
     Extraordinary item                            (0.05)        -
                                                --------    -------
      Total Basic Earnings per Common Share     $   1.74    $  0.62
                                                ========    =======

   Diluted Earnings per Common Share
     Before Extraordinary item                  $   1.71    $  0.60
     Extraordinary item                            (0.05)        -
                                                --------    -------
      Total Diluted Earnings per Common Share   $   1.66    $  0.60
                                                ========    =======

   Weighted Average Common Shares Outstanding (in thousands)
     Basic                                       111,087    109,843
     Dilutive potential common shares              3,878      3,832
                                                --------    -------
      Diluted                                    114,965    113,675
                                                ========    =======

   Dividends Per Share:
     Per Preferred share                        $    .25    $   .25
     Per Common share                           $    -      $   .04

   See accompanying notes to consolidated condensed financial statements.

                    KANSAS CITY SOUTHERN INDUSTRIES, INC.
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                              (Dollars in Millions)
                                   (Unaudited)

                                                    Three Months
                                                   Ended March 31,
                                                -------------------
                                                  2000        1999
                                                --------    -------
CASH FLOWS PROVIDED BY (USED FOR):
OPERATING ACTIVITIES:
  Net income                                    $  193.2    $  68.6
  Adjustments to net income:
   Depreciation and amortization                    31.5       21.1
   Deferred income taxes                            31.0       15.0
   Equity in undistributed net earnings of
      unconsolidated affiliates                    (27.6)     (12.3)
   Minority interest in consolidated earnings       27.3       11.2
   Employee deferred compensation expenses           1.0       (3.6)
   Gain on sale of Janus Capital Corporation stock (15.1)       -
   Extraordinary item, debt retirement
      costs, net of income tax                       5.9        -
  Deferred commissions                             (44.7)       -
  Changes in working capital items:
   Accounts receivable                             (55.8)     (36.6)
   Inventories                                       1.1       (3.5)
   Other current assets                              5.4        7.7
   Accounts and wages payable                       29.3       (1.7)
   Accrued liabilities                               6.5       35.6
  Other, net                                        (2.4)      (8.7)
                                                --------    -------
   Net                                             186.6       92.8
                                                --------    -------

INVESTING ACTIVITIES:
  Property acquisitions                            (51.8)     (23.9)
  Investment in and loans with affiliates           (3.5)      (1.7)
  Net purchases of investments in advised funds     (6.8)       -
  Other, net                                        (4.7)       0.6
                                                --------    -------
   Net                                             (66.8)     (25.0)
                                                --------    -------

FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt         760.0       31.8
  Repayment of long-term debt                     (827.6)     (28.2)
  Proceeds from stock plans                         26.6       13.4
  Stock repurchased                                  -        (22.3)
  Distributions to minority stockholders of
   consolidated subsidiaries                        (7.0)     (19.6)
  Debt issuance costs                              (13.4)       -
  Cash dividends paid                               (4.7)      (8.9)
  Other, net                                        (1.3)      (0.2)
                                                --------    -------
   Net                                             (67.4)     (34.0)
                                                --------    -------

CASH AND EQUIVALENTS:
  Net increase                                      52.4       33.8
  At beginning of year                             336.1      144.1
                                                --------    -------
  At end of period                              $  388.5    $ 177.9
                                                ========    =======

   See accompanying notes to consolidated condensed financial statements.

                    KANSAS CITY SOUTHERN INDUSTRIES, INC.
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the management of Kansas City Southern Industries, Inc. ("Company"; "KCSI"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal closing procedures) necessary to present fairly the financial position of the Company and its subsidiary companies as of March 31, 2000 and December 31, 1999, and the results of operations and cash flows for the three months ended March 31, 2000 and 1999.

2. The accompanying consolidated condensed financial statements have been prepared consistently with accounting policies described in Note 2 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year 2000. Certain 1999 information has been reclassified to conform to the current period presentation.

3. Separation of Business Segments. On July 9, 1999, KCSI received a tax ruling from the Internal Revenue Service ("IRS") to the effect that for United States federal income tax purposes, the planned separation of the Financial Services segment from KCSI through a pro-rata distribution of Stilwell Financial, Inc. ("Stilwell") common stock to KCSI stockholders (the "Separation") qualifies as a tax-free distribution under Section 355 of the Internal Revenue Code of 1986, as amended. Additionally, in February 2000, the Company received a favorable supplementary tax ruling from the IRS to the effect that the assumption of $125 million of KCSI debt by Stilwell (in connection with the Company's re-capitalization of its debt structure as discussed in Note 4) would have no effect on the previously issued tax ruling. In contemplation of the Separation, the Company's stockholders approved a one-for-two reverse stock split at a special stockholders' meeting held on July 15, 1998. The Company will not effect the reverse stock split until the Separation is completed.

Stilwell Registration Statement on Form 10. On August 19, 1999, the Company reported that Stilwell filed a Form 10 with the Securities and Exchange Commission ("SEC") in connection with KCSI's proposed Separation. The filing includes an Information Statement that will be provided to KCSI shareholders after the Form 10 becomes effective. The Company has received comments from the SEC and has been involved in detailed discussions with the SEC on such items. As part of this process, the Company filed Amendment #1 to the Stilwell Form 10 on October 18, 1999, Amendment #2 on December 22, 1999, Amendment #3 on January 19, 2000 and Amendment #4 dated April 28, 2000. The Stilwell Form 10 has not been declared effective.

Consolidation of Janus. In Issue No. 96-16, the Emerging Issues Task Force ("EITF 96-16") of the Financial Accounting Standards Board reached a consensus that substantive minority rights that provide a minority stockholder with the right to effectively control significant decisions in the ordinary course of an investee's business could impact whether the majority stockholder should consolidate the investee. Management evaluated the rights of the minority stockholders of its consolidated subsidiaries and concluded that the application of EITF 96-16 did not affect the Company's consolidated financial statements. This conclusion with respect to Janus Capital Corporation ("Janus") is currently under discussion with the Staff of the SEC and, accordingly, is subject to change.

4. In preparation for the Separation, the Company re-capitalized its debt structure in January 2000 through a series of transactions as follows:

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

In first quarter 2000, the Company reported an extraordinary loss on the extinguishment of the Company's notes and debentures of approximately $5.9 million, net of income taxes of approximately $3.2 million.

KCS Credit Facility. The KCS Credit Facility provides for a total commitment of $750 million, comprised of three separate term loans totaling $600 million with $200 million due January 11, 2001, $150 million due December 30, 2005 and $250 million due December 30, 2006 and a revolving credit facility available until January 11, 2006 ("KCS Revolver"). The availability under the KCS Revolver is $150 million and will be reduced to $100 million on the later of January 2, 2001 and the expiration date with respect to the Grupo TFM Capital Contribution Agreement. Letters of credit are also available under the KCS Revolver up to a limit of $90 million. Borrowings under the KCS Credit Facility are secured by substantially all of the Transportation segment's assets.

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

The KCS Credit Facility requires the payment to the banks of a commitment fee of 0.50% per annum on the average daily, unused amount of the KCS Revolver. Additionally a fee equal to a per annum rate equal to 0.25% plus the applicable margin for LIBOR priced revolving loans will be paid on any letter of credit issued under the KCS Credit Facility. The KCS Credit Facility contains certain covenants, among others, as follows: i) restricts the payment of cash dividends to common stockholders; ii) limits annual capital expenditures; iii) requires hedging instruments with respect to at least 50% of the outstanding balances of each of the term loans maturing in 2005 and 2006 to mitigate interest rate risk associated with the new variable rate debt; and iv) provides leverage ratio and interest coverage ratio requirements typical of this type of debt instrument. These covenants, along with other provisions could restrict maximum utilization of the facility. Issue costs relating to the KCS Credit Facility of approximately $17.6 million were deferred and are being amortized on a straight-line basis over the respective term of the loans. The difference between the straight-line method and interest method of amortization is not material.

In accordance with the provision requiring the Company to manage its interest rate risk through hedging activity, in first quarter 2000 the Company entered into five separate interest rate cap agreements for an aggregate notional amount of $200 million expiring on various dates in 2002. The interest rate caps are linked to LIBOR. $100 million of the aggregate notional amount provides a cap on the Company's interest rate of 7.25% plus the applicable spread, while $100 million limits the interest rate to 7% plus the applicable spread. Counterparties to the interest rate cap agreements are major financial institutions who also participate in the New Credit Facilities. The Company believes that credit loss from counterparty non-performance is remote.

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

5. The effect of stock options to employees represent the only difference between the weighted average shares used for the basic earnings per share computation compared to the diluted earnings per share computation. For the three months ended March 31, 2000 and 1999, the total incremental shares from assumed conversion of stock options was 3,878,307 and 3,832,025, respectively, and these incremental shares were included in the computation of diluted earnings per share. However, options to purchase 12,827 shares were excluded in the first quarter 2000 computation because the exercise prices exceeded the average market price of the common shares. No options to purchase shares were excluded in the first quarter 1999 computation.

The only adjustments that currently affect the numerator of the Company's diluted earnings per share computation include preferred dividends and potentially dilutive securities at subsidiaries and affiliates. These adjustments were $2.3 and $0.8 million for the three months ended March 31, 2000 and 1999, respectively.

6. The Company's inventories primarily consist of material and supplies related to rail transportation. Other components of inventories are not significant.

7. Investments in unconsolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control. Investments in unconsolidated affiliates at March 31, 2000 include, among others, equity interests in DST Systems, Inc. ("DST"), Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. ("Grupo TFM"), Southern Capital Corporation, LLC ("Southern Capital"), Mexrail, Inc. ("Mexrail") and the Panama Canal Railway Company.

The Company is party to certain agreements with Transportacion Maritima Mexicana, S.A. de C.V. ("TMM") covering the Grupo TFM and Mexrail ventures. TMM (including its affiliates) owns approximately 38.4% of Grupo TFM and 51% of Mexrail. These agreements contain "change in control" provisions, provisions intended to preserve the Company's and TMM's proportionate ownership of the ventures, and super-majority provisions with respect to voting on certain significant transactions. Such agreements also provide a right of first refusal in the event that either party initiates a divestiture of its equity interest in Grupo TFM or Mexrail. Under certain circumstances, such agreements could affect the Company's ownership percentage and rights in these equity affiliates.

Combined condensed financial information of unconsolidated affiliates is shown below:


Financial Condition (dollars in millions):

                          March 31, 2000                 December 31, 1999
                  -----------------------------   -----------------------------
                      DST  Grupo TFM (a)  Other      DST   Grupo TFM (a) Other
                  -------- ------------  ------   -------- ------------  ------
 Current assets   $  452.1   $   145.0  $  36.8   $   464.5  $   134.4   $ 35.8
 Non-current
   assets          1,906.4     1,913.9    315.6     1,861.8    1,905.7    319.1
                  --------   ---------  -------   ---------  ---------   ------

     Assets       $2,358.5   $ 2,058.9  $ 352.4   $ 2,326.3  $ 2,040.1   $354.9
                  ========   =========  =======   =========  =========   ======
 Current liabi-
  lities          $  259.2   $   251.4  $  41.4   $   285.8  $   255.9   $ 42.1
 Non-current
   liabilities       597.0       660.3    225.0       576.9      672.9    230.0
 Minority interest     -         351.1      -            -       343.9     -
 Equity of stockholders
   and partners    1,502.3       796.1     86.0     1,463.6      767.4     82.8
                  --------   ---------  -------   ---------  ---------   ------

     Liabilities and
       equity     $2,358.5   $ 2,058.9  $ 352.4   $ 2,326.3  $ 2,040.1   $354.9
                  ========   =========  =======   =========  =========   ======

 KCSI's invest-
  ment            $  485.5   $   294.6  $  46.8    $   470.2  $   286.5   $ 45.0
                  ========   =========  =======   =========  =========   ======

     (a)  Grupo TFM is presented on a U.S. GAAP basis.



Operating Results (dollars in millions):
                                       Three Months
                                      Ended March 31,
                                     -------------------
                                      2000        1999
                                     -------     -------
  Revenues:
   DST                               $ 340.4     $ 292.8
   Grupo TFM (a)                       146.7       112.5
   All others                           27.4        24.7
                                     -------     -------
     Total revenues                  $ 514.5     $ 430.0
                                     =======     =======

  Operating costs and expenses:
   DST                               $ 276.7     $ 242.9
   Grupo TFM  (a)                      106.3        88.7
   All others                           26.3        23.0
                                     -------     -------
     Total operating costs
       and expenses                  $ 409.3     $ 354.6
                                     =======     =======

  Net income:
   DST                               $  56.2     $  33.6
   Grupo TFM  (a)                       19.9         1.4
   All others                            2.2         2.2
                                     -------     -------

     Total net income                $  78.3     $  37.2
                                     =======     =======

(a)   Grupo TFM is presented on a U.S. GAAP basis.

8. For purposes of the Statement of Cash Flows, the Company considers all short-term liquid investments with a maturity of generally three months or less to be cash equivalents.

    Supplemental Cash Flow Information (in millions):
                                                Three Months
                                               Ended March 31,
                                              -----------------
                                               2000       1999
                                              -------    ------
      Interest paid                           $  27.5    $ 17.3
      Income taxes paid                          23.9       6.0

Noncash Investing and Financing Activities:

In first quarter 2000, the Company issued approximately 183,117 shares of KCSI common stock under the Eleventh Offering of the Employee Stock Purchase Plan ("ESPP"). These shares, totaling a purchase price of approximately $6.3 million, were subscribed and paid for through employee payroll deductions in 1999. There were no shares of KCSI common stock issued under an offering of the ESPP during the first quarter of 1999.

The Company's Board of Directors declared a quarterly dividend of $4.6 million in December 1999, payable in January 2000. Upon declaration, the Company reduced retained earnings and recorded a liability for the required payment. In January 2000, the cash was paid to the Company's stockholders.

Company subsidiaries and affiliates hold various investments which are accounted for as "available for sale" securities as defined by Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities". The Company records its proportionate share of any unrealized gains or losses related to these investments, net of deferred taxes, in stockholders' equity as accumulated other comprehensive income. For the three months ended March 31, 2000, the Company recorded its proportionate share of the increase in the market value of these investments of $8.0 million ($5.0 million, net of deferred income taxes). For the three months ended March 31, 1999, the Company' recorded its proportionate share of the increase in market value of these investments of $0.3 million ($0.2 million, net of deferred income taxes).

9. Pursuant to Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), the following provides selected interim financial information for the Transportation and Financial Services segments (in millions):


                                               Three Months
                                              Ended March 31,
                                           -------------------
                                              2000      1999
                                           --------   --------
Revenues:
   Transportation                          $  148.9   $  151.9
   Financial Services                         545.1      233.3
                                           --------   --------
   KCSI Consolidated                       $  694.0   $  385.2
                                           ========   ========
  Net Income:
   Transportation                          $    4.5   $    7.6
   Financial Services                         188.7       61.0
                                           --------   --------
   KCSI Consolidated                       $  193.2   $   68.6
                                           ========   ========


                                           March 31,     December 31,
                                             2000            1999
                                           ---------       --------
  Total Assets:
   Transportation                          $ 1,884.7       $1,857.4
   Financial Services                        1,432.7        1,231.5
                                           ---------       --------

   KCSI Consolidated                       $ 3,317.4       $3,088.9
                                           =========       ========

Sales between segments were not material for the three months ended March 31, 2000 and 1999, respectively.

10. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities measured at fair value. Initially, the effective date of SFAS 133 was for all fiscal quarters for fiscal years beginning after June 15, 1999. In June 1999, however, the FASB issued Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133", which deferred the effective date of SFAS 133 for one year so that it will be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is reviewing the provisions of SFAS 133 and expects adoption by the required date. The adoption of SFAS 133 with respect to existing hedge transactions discussed below is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

The Company currently has a program to hedge against fluctuations in the price of diesel fuel, and also enters into fuel purchase commitments from time to time. At March 31, 2000 KCSR had a diesel fuel cap transaction effective from April 1, 2000 through June 30, 2000 for three million gallons at a cap price of $0.60 per gallon. The Company also had a diesel fuel cap for three million gallons at a cap price of $0.60 per gallon, which expired on March 31, 2000. The Company received approximately $396,000 related to this diesel fuel cap transaction and recorded the proceeds as a reduction of diesel fuel expense.

Additionally, in accordance with the provision of the KCS Credit Facility requiring the Company to manage its interest rate risk through hedging activity, in first quarter 2000 the Company entered into five separate interest rate cap agreements for an aggregate notional amount of $200 million expiring on various dates in 2002. The interest rate caps are linked to LIBOR. $100 million of the aggregate notional amount provides a cap on the Company's interest rate of 7.25% plus the applicable spread, while $100 million limits the interest rate to 7% plus the applicable spread. Counterparties to the interest rate cap agreements are major financial institutions who also participate in the New Credit Facilities. The Company believes that credit loss from counterparty non-performance is remote.

Further, the Company continues to evaluate alternatives with respect to utilizing foreign currency instruments to hedge its U.S. dollar investments in Grupo TFM and Nelson as market conditions change or exchange rates fluctuate. Currently, the Company has no outstanding foreign currency hedges.

11. The Company has had no significant changes in its outstanding litigation or other contingencies from that previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The following provides a discussion of the Bogalusa Cases and the Duncan Case.

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

Subsequent to the verdict, the trial court held that the plaintiffs were entitled to interest on the judgment from the date the suit was filed, dismissed the verdict against one defendant and reallocated the amount of that verdict to the remaining defendants. The resulting total judgment against KCSR, together with interest, was $27.4 million as of March 31, 2000.

On November 3, 1999, the Third Circuit Court of Appeals in Louisiana affirmed the judgment. Review is now being sought in the Louisiana Supreme Court. On March 24, 2000, the Louisiana Supreme Court granted KCSR's Application for a Writ of Review regarding this case. Independent trial counsel has expressed confidence to KCSR management that the Louisiana Supreme Court will set aside the district court and court of appeals judgments in this case. KCSR management believes it has meritorious defenses and that it will ultimately prevail in its appeal to the Louisiana Supreme Court. If the verdict were to stand, however, the judgment and interest are in excess of existing insurance coverage and could have an adverse effect on the Company's consolidated results of operations, financial position and cash flows.

12. Sale of Janus Stock. In first quarter 2000, Stilwell sold to Janus, for treasury, 192,408 shares of Janus common stock and such shares will be available for awards under Janus' recently adopted Long Term Incentive Plan. Janus has agreed that for as long as it has available shares of Janus common stock for grant under that plan, it will not award phantom stock, stock appreciation rights or similar rights. The sale of these shares resulted in an after-tax gain of approximately $15.1 million, and together with the issuance by Janus of approximately 35,000 shares of restricted stock in first quarter 2000, reduced Stilwell's ownership to approximately 81.5%. After this first quarter 2000 issuance, more than 157,000 shares of Janus stock remain in treasury for use in connection with its Long Term Incentive Plan. Upon issuance of all of these shares in future years, the Company's ownership interest in Janus will be 80.1%.

13. Litigation Settlement. In January 2000, Stilwell received approximately $44.2 million in connection with the settlement of a legal dispute related to a former equity investment. The settlement agreement resolves all outstanding issues related to this former equity investment. In first quarter 2000, Stilwell recognized an after-tax gain of approximately $27.3 million as a result of this settlement.

14. Dividends Suspended for KCSI Common Stock. During first quarter 2000, the Company's Board of Directors announced that, based upon a review of the Company's dividend policy in conjunction with the New Credit Facilities discussed above and in light of the anticipated Separation, it decided to suspend the Common stock dividend of KCSI under the existing structure of the Company. This action complies with the terms and covenants of the New Credit Facilities. Subsequent to the Separation, the separate Boards of KCSI and Stilwell will determine the appropriate dividend policy for their respective companies.

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

The discussion herein is intended to clarify and focus on the Company's results of operations, certain changes in its financial position, liquidity, capital structure and business developments for the periods covered by the consolidated condensed financial statements included under Item 1 of this Form 10-Q. As discussed below, the Company is in discussions with the Staff of the Securities and Exchange Commission as to whether or not Janus Capital Corporation should continue to be classified as a consolidated subsidiary for financial reporting purposes. The outcome of these discussions could result in the Company restating certain of its consolidated financial statements to reflect Janus as a majority-owned unconsolidated subsidiary accounted for under the equity method for financial reporting purposes. This discussion should be read in conjunction with these consolidated condensed financial statements and the related notes thereto, and is qualified by reference thereto.

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

Financial Services. Stilwell Financial, Inc. ("Stilwell" - formerly FAM Holdings, Inc.), a wholly-owned subsidiary of the Company, is the holding company for subsidiaries and affiliates comprising the Financial Services segment. The primary entities comprising the Financial Services segment are:

o Janus Capital Corporation ("Janus"), an approximate 81.5% owned subsidiary;
o Stilwell Management, Inc. ("SMI"), a wholly-owned subsidiary of Stilwell;
o Berger LLC ("Berger"), of which SMI owns 100% of the Berger preferred limited liability company interests and approximately 86% of the Berger regular limited liability company interests;
o  Nelson Money Managers Plc ("Nelson"), an 80% owned subsidiary; and
o DST Systems Inc. ("DST"), an approximate 32% equity investment owned by SMI.

The businesses that comprise the Financial Services segment offer a variety of asset management and related financial services to registered investment companies, retail investors, institutions and individuals.


RECENT DEVELOPMENTS

Planned Separation of the Company Business Segments. On July 9, 1999, KCSI received a tax ruling from the Internal Revenue Service ("IRS") to the effect that for United States federal income tax purposes, the planned separation of the Financial Services segment from KCSI through a pro-rata distribution of Stilwell common stock to KCSI stockholders (the "Separation") qualifies as a tax-free distribution under Section 355 of the Internal Revenue Code of 1986, as amended. Additionally, in February 2000, the Company received a favorable supplementary tax ruling from the IRS to the effect that the assumption of $125 million of KCSI debt by Stilwell (in connection with the Company's re-capitalization of its debt structure as discussed below) would have no effect on the previously issued tax ruling. In contemplation of the Separation, the Company's stockholders approved a one-for-two reverse stock split at a special stockholders' meeting held on July 15, 1998. The Company will not effect the reverse stock split until the Separation is completed.

Stilwell Registration Statement on Form 10. On August 19, 1999, the Company reported that Stilwell filed a Form 10 with the Securities and Exchange Commission ("SEC") in connection with KCSI's proposed Separation. The filing includes an Information Statement that will be provided to KCSI shareholders after the Form 10 becomes effective. The Company has received comments from the SEC and has been involved in detailed discussions with the SEC on such items. As part of this process, the Company filed Amendment #1 to the Stilwell Form 10 on October 18, 1999, Amendment #2 on December 22, 1999, Amendment #3 on January 19, 2000 and Amendment #4 dated April 28, 2000. The Stilwell Form 10 has not been declared effective.

Consolidation of Janus. In Issue No. 96-16, the Emerging Issues Task Force ("EITF 96-16") of the Financial Accounting Standards Board reached a consensus that substantive minority rights that provide a minority stockholder with the right to effectively control significant decisions in the ordinary course of an investee's business could impact whether the majority stockholder should consolidate the investee. Management evaluated the rights of the minority stockholders of its consolidated subsidiaries and concluded that the application of EITF 96-16 did not affect the Company's consolidated financial statements. This conclusion with respect to Janus is currently under discussion with the Staff of the SEC and, accordingly, is subject to change.

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

In first quarter 2000, the Company reported an extraordinary loss on the extinguishment of the Company's notes and debentures of approximately $5.9 million, net of income taxes of approximately $3.2 million.

KCS Credit Facility. The KCS Credit Facility provides for a total commitment of $750 million, comprised of three separate term loans totaling $600 million with $200 million due January 11, 2001, $150 million due December 30, 2005 and $250 million due December 30, 2006 and a revolving credit facility available until January 11, 2006 ("KCS Revolver"). The availability under the KCS Revolver is $150 million and will be reduced to $100 million on the later of January 2, 2001 and the expiration date with respect to the Grupo TFM Capital Contribution Agreement. Letters of credit are also available under the KCS Revolver up to a limit of $90 million. Borrowings under the KCS Credit Facility are secured by substantially all of the Transportation segment's assets.

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

The KCS Credit Facility requires the payment to the banks of a commitment fee of 0.50% per annum on the average daily, unused amount of the KCS Revolver. Additionally a fee equal to a per annum rate equal to 0.25% plus the applicable margin for LIBOR priced revolving loans will be paid on any letter of credit issued under the KCS Credit Facility. The KCS Credit Facility contains certain covenants, among others, as follows: i) restricts the payment of cash dividends to common stockholders; ii) limits annual capital expenditures; iii) requires hedging instruments with respect to at least 50% of the outstanding balances of each of the term loans maturing in 2005 and 2006 to mitigate interest rate risk associated with the new variable rate debt; and iv) provides leverage ratio and interest coverage ratio requirements typical of this type of debt instrument. These covenants, along with other provisions could restrict maximum utilization of the facility. Issue costs relating to the KCS Credit Facility of approximately $17.6 million were deferred and are being amortized on a straight-line basis over the respective term of the loans. The difference between the straight-line method and interest method of amortization is not material.

In accordance with the provision requiring the Company to manage its interest rate risk through hedging activity, in first quarter 2000 the Company entered into five separate interest rate cap agreements for an aggregate notional amount of $200 million expiring on various dates in 2002. The interest rate caps are linked to LIBOR. $100 million of the aggregate notional amount provides a cap on the Company's interest rate of 7.25% plus the applicable spread, while $100 million limits the interest rate to 7% plus the applicable spread. Counterparties to the interest rate cap agreements are major financial institutions who also participate in the New Credit Facilities. The Company believes that credit loss from counterparty non-performance is remote.

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

Sale of Janus Stock. In first quarter 2000, Stilwell sold to Janus, for treasury, 192,408 shares of Janus common stock and such shares will be available for awards under Janus' recently adopted Long Term Incentive Plan. Janus has agreed that for as long as it has available shares of Janus common stock for grant under that plan, it will not award phantom stock, stock appreciation rights or similar rights. The sale of these shares resulted in an after-tax gain of approximately $15.1 million, and together with the issuance by Janus of approximately 35,000 shares of restricted stock in first quarter 2000, reduced Stilwell's ownership to approximately 81.5%. After this first quarter 2000 issuance, more than 157,000 shares of Janus stock remain in treasury for use in connection with its Long Term Incentive Plan. Upon issuance of all of these shares in future years, the Company's ownership interest in Janus will be 80.1%.

Litigation Settlement. In January 2000, Stilwell received approximately $44.2 million in connection with the settlement of a legal dispute related to a former equity investment. The settlement agreement resolves all outstanding issues related to this former equity investment. In first quarter 2000, Stilwell recognized an after-tax gain of approximately $27.3 million as a result of this settlement.

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

RESULTS OF OPERATIONS

The Company's revenues, operating income and net income by industry segment were as follows (dollars in millions):

                                                  Three Months
                                                  Ended March 31,
                                               --------------------
                                                 2000        1999
                                               -------      -------
Revenues:
  Transportation                               $ 148.9      $ 151.9
  Financial Services                             545.1        233.3
                                               -------      -------
     Total                                     $ 694.0      $ 385.2
                                               =======      =======

Operating Income:
  Transportation                               $  18.0      $  24.4
  Financial Services                             244.9         97.2
                                               -------      -------
     Total                                     $ 262.9      $ 121.6
                                               =======      =======

Net Income:
  Transportation                               $   4.5      $   7.6
  Financial Services                             188.7         61.0
                                               -------      -------
     Total                                     $ 193.2      $  68.6
                                               =======      =======


The Company reported first quarter 2000 consolidated earnings of $193.2 million ($1.66 per diluted share) compared to $68.6 million ($0.60 per diluted share) in first quarter 1999. Consolidated revenues rose 80% to $694.0 million during first quarter 2000 versus first quarter 1999, resulting from higher revenues in the Financial Services segment, led by Janus. Operating expenses increased approximately 64% quarter to quarter primarily due to increases in the Financial Services segment reflecting higher costs associated with the growth in revenues. First quarter 2000 depreciation and amortization increased nearly 49%, chiefly because of higher depreciation arising from Janus' infrastructure development and higher amortization associated with the deferred commissions paid by Janus under the Janus World Funds Plc B shares arrangement.

Operating income for the three months ended March 31, 2000 increased to $262.9 million, 116% higher than the comparable 1999 period. This increase was primarily due to lower proportionate growth in operating expenses compared to revenues in the Financial Services segment. Equity earnings in unconsolidated affiliates improved $15.3 million, or 124%, due to higher contributions from DST and Grupo TFM. DST equity earnings increased $7.3 million, while equity earnings from Grupo TFM were $7.7 million higher (exclusive of related interest expense). Interest expense increased $5.1 million (34%) for the three months ended March 31, 2000 versus the comparable 1999 period due to higher interest rates associated with the January 2000 debt re-capitalization, as well as increased amortization due to related debt issue costs.

In connection with the Company's re-capitalization of its debt, in first quarter 2000 the Transportation segment recorded extraordinary debt retirement costs of approximately $5.9 million, after-tax ($0.05 per diluted share). In the Financial Services segment, one-time after-tax items contributed approximately $0.39 per diluted share to the Company's consolidated earnings per share. These items were comprised of the following: i) an after-tax gain of approximately $27.3 million resulting from the settlement of litigation with a former equity affiliate; ii) a $15.1 million after-tax gain associated with the Company's sale of 192,408 shares of its Janus common stock to Janus as discussed above; and
iii) approximately $3.6 million in equity earnings representing the Company's proportionate share of non-recurring items recorded by DST in first quarter 2000.

TRANSPORTATION

The Transportation segment's condensed Statement of Income was as follows (in millions):

                                    Consolidated Transportation
                                            (in millions)
                                            Three Months
                                           Ended March 31,
                                    --------------------------
                                        2000           1999
                                    -----------    -----------

Revenues                            $     148.9    $     151.9
Costs and expenses                        115.0          113.2
Depreciation and amortization              15.9           14.3
                                    -----------    -----------
   Operating income                        18.0           24.4
Equity in net earnings of
  unconsolidated affiliates:
   Grupo TFM                                8.2            0.5
   Other                                    0.6            0.6
Interest expense                          (17.5)         (14.0)
Other, net                                  2.7            0.9
                                    -----------    -----------
   Pretax income                           12.0           12.4
Income tax provision                        1.6            4.8
                                    -----------    -----------
   Income before
   extraordinary item, net of tax          10.4            7.6

   Extraordinary item, net of tax:
     Debt retirement costs                 (5.9)            -
                                    -----------    -----------

   Net Income                       $       4.5    $       7.6
                                    ===========    ===========

The Transportation segment contributed $4.5 million to the Company's first quarter 2000 consolidated net income, a $3.1 million decrease compared to first quarter 1999. Exclusive of the extraordinary debt retirement costs of $5.9 million associated with the re-capitalization of the Company's debt during January 2000 (see "Recent Developments"), the Transportation segment's net income increased $2.8 million, or 37%, quarter to quarter. This increase was primarily due to a $5.7 million improvement in the contribution (including related interest expense) from Grupo TFM, partially offset by a decrease in ongoing net income from KCSR/Gateway Western of approximately $2.7 million.

Transportation revenues for first quarter 2000 decreased $3.0 million (2%) compared to first quarter 1999. Combined KCSR and Gateway Western revenues increased approximately $0.7 million quarter to quarter (see below for explanation of commodity groups), offset by lower revenues at two smaller Transportation companies resulting from reduced demand. Operating expenses increased approximately $3.4 million quarter to quarter primarily due to a 5% increase in combined KCSR and Gateway Western operating expenses offset by lower expenses at several smaller Transportation subsidiaries. First quarter interest expense increased 25% from the prior year quarter due to higher interest rates associated with the debt re-capitalization, as well as increased amortization due to related debt issue costs.

The following is a summary of revenues and carloads for the combined KCSR and Gateway Western major commodity groups:

                                                              Carloads and
                                     Revenues               Intermodal Units
                                ------------------          -----------------
                                    (in millions)            (in thousands)
                                   Three months               Three months
                                  ended March 31,            ended March 31,
                                ------------------          -----------------
                                 2000        1999           2000        1999
                                ------      ------         -----        -----
  General commodities:
   Agricultural and mineral     $ 32.5      $ 31.3           44.4        43.6
   Chemical and petroleum         32.0        33.5           39.8        42.1
   Paper and forest               26.2        25.9           41.1        41.3
   Other                           1.6         2.9            6.6        10.7
                                ------      ------         -----        -----
  Total general commodities       92.3        93.6          131.9       137.7
      Coal                        29.2        29.7           48.0        52.8
       Intermodal                 12.3        11.7           52.5        48.6
    Automotive                     3.1         1.1            5.2         1.4
                                ------      ------         -----        -----
  Subtotal - Carload revenues    136.9       136.1          237.6       240.5
      Other                        9.4         9.1            -           -
                                ------      ------         -----        -----
      Total                     $146.3      $145.2          237.6       240.5
                                ======      ======         ======       =====



      Agricultural and mineral products - Agricultural and mineral product revenues increased $1.2 million, (3.7%), for the three months ended March 31, 2000 versus the comparable 1999 period. The increase resulted primarily from higher metal/scrap product revenues of approximately $2.3 million due to an improvement in the domestic oil market, which utilizes steel for oil exploration. This increase was partially offset by lower revenues for domestic and export grain movements due to competitive pricing issues and a weakness in the export market. First quarter 2000 domestic grain revenues continued to be impacted by a loss of market share due to a rail line build-in by the Union Pacific to a feed mill serviced by KCSR. Management believes this competitive situation could continue to affect domestic grain revenues in the near future.

      Chemical and petroleum products - Chemical and petroleum product revenues decreased $1.5 million (4.3%) quarter to quarter, primarily as a result of declines in plastics and soda ash revenues. The revenue decrease for these commodities is due primarily to a continuing decline in demand due to both domestic and international chemical market conditions and pricing pressures driven by competitive market dynamics. Also, lower demand for petroleum-related products resulted in a slight decrease in related shipments and revenues during the first quarter 2000. These declines were partially offset by an increase in miscellaneous chemicals due to increased demand and changes in traffic mix and length of haul.

      Paper and forest products - Paper and forest product revenues increased 1.2% for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. This increase is primarily due to increased demand for lumber products. Management believes that the market for paper and forest products will improve during the remainder of 2000 compared to the weak market experienced in 1999. Further, management believes there is potential for an increase in shipments to Mexico due to higher demand for woodpulp and scrap paper, and a potential market for lumber and panel products as frame and panel construction methods become more widely accepted in Mexico.

      Coal - Coal revenues decreased 1.6% for the three months ended March 31, 2000 compared to the three months ended March 31, 1999, resulting from a decline in net tons delivered of approximately 7%. This decline was partially due to a decrease of tons delivered to one plant because of a longer than planned outage, as well as reduced demand at other plants due to existing stockpiles. These declines were partially offset by the addition of a new customer. In fourth quarter

1999, KCSR began serving as a bridge carrier for coal deliveries to a Texas Utilities electric generating plant in Martin Lake, Texas. Management believes that, even though coal revenues were down quarter to quarter, increases in average tons per train coupled with improved cycle times will improve the profitability of coal traffic and provide for revenue growth.

      Intermodal, automotive and other carload - Intermodal, automotive and other carload revenues increased $1.3 million for the three months ended March 31, 2000 versus the comparable 1999 period arising primarily from more intermodal unit shipments (8.1%) quarter to quarter, as well an approximate $2 million increase (174%) in automotive revenues. The increase in intermodal traffic is attributable to several factors including the alliance with Canadian National / Illinois Central ("CN/IC") and east-west intermodal traffic originating from the Norfolk Southern Corporation ("NS"). Automotive traffic has increased, in part, due to an agreement with General Motors for automobile parts traffic originating in the upper midwest and terminating in Mexico. Also contributing to the increase in automotive revenues was additional automotive traffic handled by Gateway Western from Mexico, Missouri to Kansas City originating from the NS. Increases in intermodal and automotive traffic were partially offset by a decrease in other carload revenues, which is comprised primarily of haulage traffic at Gateway Western. This revenue has declined due to competitive issues with the related rail carriers. Management expects that both intermodal and automotive revenues will continue to increase for the foreseeable future as the alliance with CN/IC matures.

The Transportation segment's total operating expenses increased $3.4 million (2.7%), to $130.9 million for the three months ended March 31, 2000 from $127.5 million for the three months ended March 31, 1999. First quarter KCSR/Gateway Western operating costs increased $6.3 million from 1999, largely due to higher fuel costs associated with the recent increase in oil prices, as well as higher locomotive lease and maintenance costs. Additionally, an increase in stock option exercises has led to an increase in fringe benefit costs. These increases were partially offset by a decrease in car hire expense arising primarily from improved operations and the easing of congestion. Declines in other Transportation subsidiaries operating costs of approximately $2.9 million related primarily to volume-related revenue declines.

As a result of the lower proportional growth in revenues compared to operating expenses, operating income for the Transportation segment declined $6.4 million quarter to quarter. This factor also resulted in a combined KCSR and Gateway Western operating ratio of 86.0% in first quarter 2000 compared to 82.2% in first quarter 1999.

The Transportation segment recorded equity earnings of $8.8 million from unconsolidated affiliates for the three months ended March 31, 2000 compared to $1.1 million for the three months ended March 31, 1999. The increase is attributed primarily to equity earnings from Grupo TFM, reflecting continued operating improvements and the tax impact of inflation and fluctuations in the valuation of the peso versus the U.S. dollar. Grupo TFM's operating ratio improved to 72.7% in first quarter 2000 versus 78.8% in first quarter 1999 as revenues increased approximately 30% quarter to quarter. Results of Grupo TFM are reported on a U.S. GAAP basis.

First quarter interest expense increased 25% from the prior year quarter due to higher interest rates associated with the debt re-capitalization, as well as increased amortization due to related debt issue costs.

FINANCIAL SERVICES

The Financial Services segment's condensed Statement of Income was as follows (in millions):


                                    Three Months
                                   Ended March 31,
                              ------------------------
                                 2000           1999
                              ---------      ---------
Revenues                      $   545.1      $   233.3
Costs and expenses                284.6          129.3
Depreciation and amortization      15.6            6.8
                              ---------      ---------
   Operating income               244.9           97.2
Equity in net earnings of
  unconsolidated affiliates:
   DST Systems, Inc.               18.0           10.7
   Other                            0.8            0.5
Gain on litigation settlement      44.2            -
Gain on sale of Janus stock        15.1            -
Interest expense                   (2.6)          (1.0)
Other, net                          9.9            4.9
                              ---------      ---------
   Pretax income                  330.3          112.3
Income tax provision              114.3           40.1
Minority interest                  27.3           11.2
                              ---------      ---------
   Net income                 $   188.7      $    61.0
                              =========      =========


Assets under management as of March 31, 2000 and 1999 were as follows (in billions):

                                          March 31,
                                   ------------------------
                                    2000              1999
                                   ------            ------
JANUS
   Janus Advised Funds:
      Janus Investment Funds (i)   $218.2            $ 96.1
  Janus Aspen Series                 24.0               7.6
      Janus Money Market Funds        9.4               6.3
      Janus World Funds               3.4               0.3
                                   ------            ------

        Total Janus Advised Funds   255.0             110.3

   Janus Sub-Advised Funds
     and Private Accounts            60.3              26.5
                                   ------            ------
              Total Janus           315.3             136.8
                                   ------            ------

BERGER
   Berger Advised Funds               7.1               3.3
   Berger Sub-Advised Funds
     and Private Accounts             1.1               0.4
                                   ------            ------
             Total Berger             8.2               3.7
                                   ------            ------

NELSON                                1.4               1.2
                                   ------            ------

Total Assets Under Management      $324.9            $141.7
                                   ======            ======

(i)   Excludes money market funds.

For the three months ended March 31, 2000, the Financial Services segment reported consolidated earnings of $188.7 million, a $127.7 million increase over first quarter 1999. Exclusive of the one-time items discussed in "Recent Developments" above, ongoing net income was $86.0 million, or 141%, higher than comparable 1999. As a result of a 126% increase in average assets under management quarter to quarter, Financial Services consolidated revenues reached $545.1 million, an increase of 134% over prior year, and consolidated operating margins improved to 44.9% versus 41.7% in first quarter 1999. These improved revenues and operating margins resulted in a 152% increase in operating income (to $244.9 million).

Assets under management increased approximately billion during the three months ended March 31, 2000, reaching $324.9 billion. Net sales and market appreciation for the quarter totaled $42.8 and $24. billion, respectively, with Janus contributing $42.1 and $23.6 billion of the respective totals. Average assets under management for the current three-month period were 126% higher than the same period in 1999. In addition, shareowner accounts grew more than 28% during first quarter 2000, surpassing 5.5 million as of March 31, 2000.

Consolidated operating expenses increased 121% (to $300.2 million) in first quarter 2000 compared to 1999, largely reflecting the significant growth in revenues. Higher expenses were evident in the following components: i) salaries and wages, primarily due to investment performance-based incentive compensation and an increased number of employees; ii) alliance and third party administrator fees resulting from increased assets under management through this distribution channel; and iii) marketing and promotion, reflecting efforts to capitalize on strong investment performance by both Janus and Berger in the last two years. Additionally, depreciation and amortization increased by 129% as a result of the significant infrastructure developments by Janus, as well as amortization associated with the deferred commissions paid on the Janus World Funds Plc B shares.

Equity in net earnings of DST for the three months ended March 31, 2000 improved to $18.0 million from $10.7 million in 1999. This $7.3 million improvement includes approximately $3.6 million from two non-recurring DST items - a gain on the settlement of a legal dispute with a former equity affiliate and gains related to sales of marketable securities. Exclusive of these DST gain items, the Company's proportionate share of DST earnings improved $3.7 million largely due to the following: i) a 14.1% increase in revenues, reflecting growth in the financial services segment (shareowner accounts serviced reached 61.0 million as of March 31, 2000 compared to 56.4 million at December 31, 1999 and 51.6 million at March 31, 1999) and output solutions segment; and ii) improved consolidated operating margins.

The 102% increase in Other, net quarter to quarter is attributable to realized gains by Janus on the sale of short-term investments, higher interest income resulting from an increase in cash and gains resulting from the issuance of Janus shares to certain of its employees, which reduced the Company's ownership of Janus.

A brief discussion of significant Janus, Berger and Nelson items during the three months ended March 31, 2000 follows:

     Janus
     Janus assets under management increased $65.8 billion during first quarter 2000 and $178.5 billion from March 31, 1999. Janus' net sales growth was more than 40% of the total growth experienced during all of 1999. This growth generally reflects ongoing favorable investment performance by the various funds/portfolios within the Janus group of mutual funds (as demonstrated by market appreciation of approximately $23.6 billion in first quarter 2000), marketing and promotional efforts and competitive levels of expenses and fees compared to industry standards.

     Berger
     Berger assets under management increased 24% (to $8.2 billion) during the three months ended March 31, 2000 and 122% compared to the $3.7 billion in assets under management at March 31, 1999. For the first time in over two years, Berger's shareowner accounts increased during a quarter - almost 7%
     - reflecting positive investment performance during 1999 and first quarter 2000.

     Nelson
     Nelson's assets under management increased to (pound)866 million, a 3% and 17% improvement compared to asset levels at December 31, 1999 and March 31, 1999, respectively. Nelson continues its expansion efforts and the Company expects that during this phase of Nelson's development, Nelson will operate at a loss. These losses, however, are not expected to have a material impact on the Company's results of operations or financial position.


TRENDS AND OUTLOOK

The Company's first quarter 2000 diluted earnings per share of $1.66 was more than 176% higher than the $0.60 per share in first quarter 1999. Revenue growth in the Financial Services segment for the first three months of 2000, partially offset by lower proportionate increases in operating costs, resulted in a 116% improvement in consolidated operating income quarter to quarter. While the Transportation segment experienced a decline in revenues and operating income for the first quarter 2000, Grupo TFM results continued to improve due to revenue growth and operating improvements and helped to increase ongoing Transportation net income. Domestically, results were affected by minimal revenue growth at KCSR and Gateway, which was the residual effect of the service issues experienced during the second half of 1999 coupled with competitive pricing issues. The majority of these service issues have been resolved and management believes the rail operations are well positioned to effectively manage revenue growth opportunities.

In the Financial Services segment, continued growth in assets under management has resulted in an increase in revenues, operating income and net income for first quarter 2000 versus the comparable 1999 period.

A current outlook for the Company's businesses for the remainder of 2000 is as follows (refer to the first paragraph of "Overview" section of this Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, regarding forward-looking comments):

i) Transportation - Management expects that general commodities, intermodal and automotive traffic will continue to be largely dependent on economic trends within certain industries in the geographic region served by the railroads comprising the NAFTA Railway. Based on anticipated traffic levels, revenues are expected to increase slightly during the remainder of 2000 compared to 1999. Variable costs and expenses are expected to be at levels proportionate with revenue activity, except for fuel expenses, which are expected to mirror market conditions.

   The 1999 congestion issues resulted in some strained relationships with customers. Rebuilding these relationships will require focused management efforts and consistent and dependable customer service in the future. In the short-term, competitive pricing issues and weak export markets for grain and chemicals will present revenue challenges to the rail operations. However, in the longer term, Transportation management believes that, with the effective cost controls and utilization improvements noted, the NAFTA Railway continues to provide an attractive service for shippers and is well-positioned to take advantage of the growth potential of NAFTA traffic.

   Financial Services - The Financial Services segment earnings and cash flows are heavily dependent on prevailing financial market conditions. Significant increases or decreases in the various securities markets, particularly the equity markets, can have a material impact on the Financial Services segment's results of operations, financial condition and cash flows.

   Additionally, the Financial Services segment results are affected by the relative performance of Janus, Berger and Nelson products, introduction and market reception of new products, as well as other factors, including increases in the rate of return of alternative investment products, increasing competition as the number of mutual funds continues to grow, and changes in marketing and distribution channels.

   Based on a higher level of assets under management starting the second quarter, revenues for the remainder of 2000 are expected to exceed comparable prior year periods. Management expects ongoing Financial Services margin pressure challenges as subsidiaries continue efforts to ensure that the operational and administrative infrastructure consistently meets the high standards of quality and service historically provided to investors.

ii)Equity Investments - The Company expects to continue to participate in the earnings/losses from its equity investments in DST, Grupo TFM, Southern Capital and Mexrail. Management does not make any assurances as to the impact that a change in the value of the peso or a change in Mexican inflation will have on the results of Grupo TFM.


LIQUIDITY AND CAPITAL RESOURCES

Summary cash flow data is as follows (in millions):

                                                   Three Months
                                                  Ended March 31,
                                                -------------------
                                                 2000        1999
                                                -------     -------
Cash flows provided by (used for):

   Operating activities                         $ 186.6     $  92.8
   Investing activities                           (66.8)      (25.0)
   Financing activities                           (67.4)      (34.0)
                                                -------     -------
   Cash and equivalents:
    Net increase                                   52.4        33.8
    At beginning of year                          336.1       144.1
                                                -------     -------
    At end of period                            $ 388.5     $ 177.9
                                                =======     =======

During the three months ended March 31, 2000, the Company's consolidated cash position increased $52.4 million from December 31, 1999. This increase resulted primarily from earnings, partially offset by property acquisitions, payments of deferred commissions on the Janus World Funds Plc B shares and net repayments of indebtedness.

Net operating cash inflows for the quarter ended March 31, 2000 were $93.8 million higher than comparable 1999. This improvement in operating cash flows was chiefly attributable to an increase in net income, the impact of which was partially reduced by the $44.7 million in deferred commission payments and net changes in other working capital components.

Net investing cash outflows were $66.8 million during the quarter ended March 31, 2000 compared to $25.0 million during first quarter 1999. This difference is primarily to higher capital expenditures quarter to quarter. In addition, Janus used approximately $6.8 million for net purchases of investments in advised funds during first quarter 2000 versus no activity in comparable 1999.

During first quarter 2000, financing cash outflows were used primarily for the repayment of debt and associated issuance costs, as well as for cash dividends and distributions to minority stockholders. Net cash flows used for financing purposes totaled $67.4 million during first quarter 2000 compared with $34.0 million used during the three months ended March 31, 1999. This was due primarily to the first quarter 2000 net repayment of indebtedness in connection with the re-capitalization.

Cash flows from operations are expected to increase during the remainder of 2000 from positive operating income, which has historically resulted in favorable operating cash flows. Investing activities will continue to use significant amounts of cash. Future roadway improvement projects are expected to be funded by KCSR operating cash flow. Based on anticipated financing arrangements for Grupo TFM, significant additional operational contributions from the Company to Grupo TFM are not expected to be necessary. However, there exists a possible approximate $74 million capital call if certain Grupo TFM benchmarks, as outlined in Grupo TFM's financing arrangements, are not met. Additionally, if circumstances develop in which a contribution may be requested by Grupo TFM, the Company will evaluate the contribution based on the merits of the specific underlying need. Further, the Company is negotiating for the option to purchase a portion of the Mexican Government's 20% interest in TFM at a discount. Management anticipates using working capital and existing lines of credit to fund this transaction in the event it elects to exercise any option granted as a result of these negotiations.

In addition to operating cash flows, the Company has financing available through its various lines of credit with a maximum borrowing amount of $460 million. As of March 31, 2000, $445 million was available under these lines of credit, $300 million of which is to be used solely by the Financial Services segment. However, the Financial Services segment elected to not renew its May 1999 $100 million 364-day revolver upon expiration on May 12, 2000, effectively reducing available credit to the Company by this amount. Because of certain financial covenants contained in the credit agreements, however, maximum utilization of the Company's available lines of credit may be restricted.

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

Additionally, as discussed in "Recent Developments", the Company's debt restructuring in January 2000 included a $200 million term loan that matures on January 11, 2001. The Company has the ability and the intent to refinance this term loan and is currently preparing for the completion of this refinancing in the second half of 2000.

The Company believes its operating cash flows and available financing resources are sufficient to fund working capital and other requirements for the remainder of 2000.

The Company's debt ratio (total debt as a percent of total debt plus equity) at March 31, 2000 was 31.6% compared to 37.2% at December 31, 1999. Company consolidated debt declined $61.0 million from December 31, 1999 (to $699.9 million at March 31, 2000) as a result of net repayments in connection with the re-capitalization discussed in "Recent Developments" above. Consolidated equity increased $230.8 million from December 31, 1999. This increase was due primarily to net income and the issuance of common stock under the Employee Stock Purchase Plan and other plans. This increase in equity coupled with the decline in debt resulted in a lower debt ratio at March 31, 2000 compared to December 31, 1999.

Management anticipates that the debt ratio will continue to decrease during the remainder of 2000 as a result of expected net debt repayments and profitable operations. Note, however, that unrealized gains on "available for sale" securities are contingent on market conditions and, thus, are subject to significant fluctuations in value. Significant declines in the value of these securities would negatively impact accumulated other comprehensive income and affect the Company's debt ratio.

OTHER

Year 2000. KCSI and its subsidiaries experienced no material Year 2000 related issues when the date moved to January 1, 2000, nor have any issues arisen as of the date of this Form 10-Q. Although the initial transition to 2000 occurred without adverse effects, there still exists possible Year 2000 issues for those applications, systems, processes and system hardware that have yet to be used in live activities and transactions. The Company continues to evaluate and pursue discussions with its various customers, partners and vendors with respect to Year 2000 issues. No assurance can be made that such parties will be Year 2000 ready. While the Company cannot fully determine the impact, the inability of its computer systems to operate properly in 2000 could result in significant difficulty in processing and completing fundamental transactions. In such events, the Company's results of operations, financial position and cash flows could be materially adversely affected.

While there have been no material problems during Year 2000 as of the date of this Form 10-Q, the Company continues to evaluate the principal risks associated with its IT and non-IT systems, as well as third party systems if they were not to operate properly in the Year 2000. Based on work performed and information received, the Company believes its key suppliers, customers and other significant third party relationships were and continue to be prepared for the Year 2000 in all material respects; however, management of the Company makes no assurances that all such parties are Year 2000 ready.

The Company and its subsidiaries have identified alternative plans in the event that the Year 2000 project does not meet anticipated needs. The Company has made alternative arrangements in the event that critical suppliers, customers, utility providers and other significant third parties experience Year 2000 difficulties.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company has had no significant changes in its Quantitative and Qualitative Disclosures About Market Risk from that previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

Part I, Item 1. Financial Statements, Note 11 to the Consolidated Condensed Financial Statements of this Form 10-Q is hereby incorporated herein by reference.


Item 5.  Other Information

By letter dated May 4, 2000, Jose F. Serrano submitted his resignation from the Board of Directors of Kansas City Southern Industries, Inc. to be effective on the date of such letter.


Item 6. Exhibits and Reports on Form 8-K

a)     Exhibits

       Exhibit 27.1 -  Financial Data Schedule

b) Reports on Form 8-K

       The Company did not file a Current Report on Form 8-K during the three months ended March 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on May 15, 2000.


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