Form 10-K/A
period 1999-12-31
KANSAS CITY SOUTHERN INDUSTRIES INC
filed 2000-07-03
CIK 54480

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-K/A
                                AMENDMENT NO. 2

(Mark One)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from __________ to __________

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

YES  [X]           NO  [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Company Stock. The Company's common stock is listed on the New York Stock Exchange under the symbol "KSU." As of March 31, 2000, 111,399,354 shares of common stock and 242,170 shares of voting Preferred stock were outstanding. On such date, the aggregate market value of the voting common and Preferred stock held by non-affiliates was $9,577,014,534 (amount computed based on closing prices of Preferred and common stock on New York Stock Exchange).

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the following documents are incorporated herein by reference into Part of the Report as indicated:

                                                            Part of Report
Document                                                into which incorporated
--------                                                -----------------------

Company's Definitive Proxy Statement for the                  Parts I, III
2000 Annual Meeting of Shareholders, which will be filed no later than December 31, 1999

Explanatory Note
----------------

  The Company hereby amends Part IV, Item 14 of its Form 10-K/A No. 1 for the year ended December 31, 1999, solely for the purpose of filing an updated opinion of counsel which was filed as Exhibit 99.2 to the Company's 10-K/A No. 1.

Part IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Item 14(a)(3)       EXHIBITS

  The separate section filed as part of the Annual report on 10-K/A No. 1 under the caption "List of Exhibits" is hereby amended to update the following exhibit which is filed herewith.

          EXHIBIT NUMBER                          DESCRIPTION
          --------------                          -----------

              99.2 Opinion Letter of Rothgerber Johnson & Lyons LLP dated June 8, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on June 30, 2000.


                  Kansas City Southern Industries, Inc.

                  By: /s/ Louis G. Van Horn
                     ----------------------------------
                  Louis G. Van Horn
                  Vice President and Comptroller