Form 10-Q
period 2000-06-30
KANSAS CITY SOUTHERN INDUSTRIES INC
filed 2000-08-14
CIK 54480

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2000

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

          Class                                 Outstanding at August 10, 2000
------------------------------------------------------------------------------

Common Stock, $.01 per share par value                       58,071,566 Shares
------------------------------------------------------------------------------

                    KANSAS CITY SOUTHERN INDUSTRIES, INC.

                                    FORM 10-Q

                                  JUNE 30, 2000

                                      INDEX

                                                                         Page

PART I - FINANCIAL INFORMATION


Item 1.     Financial Statements

Introductory Comments                                                       2


Consolidated Condensed Balance Sheets -
   June 30, 2000 and December 31, 1999                                      3


Consolidated Condensed Statements of Income and Comprehensive Income -
   Three and Six Months Ended June 30, 2000 and 1999                        4


Computation of Basic and Diluted Earnings per Common Share                  4


Consolidated Condensed Statements of Cash Flows -
   Six Months Ended June 30, 2000 and 1999                                  5


Notes to Consolidated Condensed Financial Statements                        6


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            15


Item 3.     Qualitative and Quantitative Disclosures About Market Risk     30


PART II - OTHER INFORMATION


Item 1.     Legal Proceedings                                              31


Item 4.     Submission of Matters to a Vote of Security Holders            31


Item 6.     Exhibits and Reports on Form 8-K                               32


SIGNATURES                                                                 33
----------

                    KANSAS CITY SOUTHERN INDUSTRIES, INC.

                                    FORM 10-Q

                                  JUNE 30, 2000


PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


INTRODUCTORY COMMENTS

The Consolidated Condensed Financial Statements included herein have been prepared by Kansas City Southern Industries, Inc. ("Company" or "KCSI"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Consolidated Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q. Results for the three and six months ended June 30, 2000 are not necessarily indicative of the results expected for the full year 2000.

On June 14, 2000 KCSI's Board of Directors approved the spin-off of Stilwell Financial Inc. ("Stilwell"), the Company's wholly-owned financial services subsidiary. Stilwell is comprised of Janus Capital Corporation, an approximate 81.5% owned subsidiary; Berger LLC, an approximate 86% owned subsidiary; Nelson Money Managers Plc, an 80% owned subsidiary; DST Systems, Inc., an equity investment in which Stilwell holds an approximate 32% interest; and miscellaneous other financial services subsidiaries and equity investments.

On July 12, 2000, KCSI completed its spin-off of Stilwell through a special dividend of Stilwell common stock distributed to KCSI common stockholders of record on June 28, 2000 ("Spin-off"). The Spin-off occurred after the close of business of the New York Stock Exchange on July 12, 2000, and each KCSI stockholder received two shares of the common stock of Stilwell for every one share of KCSI common stock owned on the record date. The total number of Stilwell shares distributed was 222,999,786.

Also on July 12, 2000, KCSI completed a reverse stock split whereby every two shares of KCSI common stock was converted into one share of KCSI common stock. All periods presented in the accompanying consolidated condensed financial statements reflect this one-for-two reverse stock split, which had previously been approved by KCSI common stockholders.

As a result of the Spin-off, the accompanying consolidated condensed financial statements for each of the periods presented reflect the financial position, results of operations and cash flows of Stilwell as discontinued operations.


                    KANSAS CITY SOUTHERN INDUSTRIES, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                              (Dollars in Millions)
                                   (Unaudited)
                                                   June 30,      December 31,
                                                     2000           1999
                                                   --------       --------

ASSETS
Current Assets:
   Cash and equivalents                            $   34.1      $    11.9
   Accounts receivable, net                           124.9          132.2
   Inventories                                         34.2           40.6
   Other current assets                                21.4           23.8
                                                   --------       --------
      Total current assets                            214.6          208.5

Investments held for operating purposes               355.8          337.1

Properties (net of $604.8 and $578.0 accumulated
   depreciation and amortization, respectively)     1,302.3        1,277.4

Other Assets                                           42.7           34.4

Net Assets of Discontinued Operations
  (Stilwell Financial Inc.)                         1,041.8          814.6
                                                   --------      ---------

   Total assets                                    $2,957.2      $ 2,672.0
                                                   ========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Debt due within one year                        $  213.7      $    10.9
   Accounts and wages payable                          50.6           74.8
   Accrued liabilities                                152.4          168.5
                                                   --------       --------
      Total current liabilities                       416.7          254.2
                                                   --------       --------

Other Liabilities:
   Long-term debt                                     467.8          750.0
   Deferred income taxes                              310.3          297.4
   Other deferred credits                              84.6           87.3
                                                   --------       --------
      Total other liabilities                         862.7        1,134.7
                                                   --------       --------

Stockholders' Equity:
   Preferred stock                                      6.1            6.1
   Common stock                                         1.1            1.1
   Retained earnings                                1,559.5        1,167.0
   Accumulated other comprehensive income             111.1          108.9
                                                   --------       --------
      Total stockholders' equity                    1,677.8        1,283.1
                                                   --------       --------

   Total liabilities and stockholders' equity      $2,957.2      $ 2,672.0
                                                   ========      =========



   See accompanying notes to consolidated condensed financial statements.


                    KANSAS CITY SOUTHERN INDUSTRIES, INC.
                    -------------------------------------
    CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                (Dollars in Millions, Except per Share Data)
                                   (Unaudited)

                                         Three Months          Six Months
                                        Ended June 30,       Ended June 30,
                                      -----------------     ---------------
                                        2000      1999       2000      1999
                                      -------   -------     ------   --------
Revenues                              $ 144.4   $  148.7    $ 293.3  $  300.6

Costs and expenses                      111.7      114.6      228.3     227.8
Depreciation and amortization            14.3       14.4       28.6      28.7
                                      -------   --------    -------  --------
   Operating Income                      18.4       19.7       36.4      44.1

Equity in net earnings of
  unconsolidated affiliates:
   Grupo Transportacion Ferroviaria
     Mexicana, S.A. de C.V.               8.0        0.5       16.2       1.0
   Other                                  1.2        1.6        1.8       2.2
Interest expense                        (18.4)     (14.6)     (35.9)    (28.6)
Other, net                                0.9        1.0        3.6       1.9
                                      -------   --------    -------  --------
   Income from continuing operations
     before income taxes                 10.1        8.2       22.1      20.6

Income tax provision                      1.3        3.0        2.9       7.8
                                      -------   --------    -------  --------

Income from continuing operations         8.8        5.2       19.2      12.8

Income from discontinued
  operations (Note 3)                   151.7       70.9      340.4     131.9
                                      -------   --------    -------  --------


Income before extraordinary item        160.5       76.1      359.6     144.7

Extraordinary item, net of income taxes
   Debt retirement costs                  -          -         (5.9)      -
                                      -------   --------    -------  --------

Net income                              160.5       76.1      353.7     144.7

Other comprehensive income,
  net of tax:                            (0.9)      17.0        2.2      15.9
                                      -------   --------    -------  --------


Comprehensive Income                  $ 159.6   $   93.1    $ 355.9  $  160.6
                                      =======   ========    =======  ========

Per Share Data (i)

Basic Earnings per Common share
  Continuing operations               $  0.16   $   0.09    $  0.34  $   0.23
  Discontinued operations                2.72       1.29       6.12      2.40
                                      -------   --------    -------  --------
   Basic Earnings per Common share
     before extraordinary item           2.88       1.38       6.46      2.63
  Extraordinary item,
    net of income taxes                   -          -        (0.10)      -
                                      -------   --------    -------  --------

   Total Basic Earnings per
     Common share                     $  2.88   $   1.38    $  6.36  $   2.63
                                      =======   ========    =======  ========

Diluted Earnings per Common share
  Continuing operations               $  0.15   $   0.09    $  0.33  $   0.22
  Discontinued operations                2.59       1.22       5.82      2.28
                                      -------   --------    -------  --------
   Diluted Earnings per Common share
     before extraordinary item           2.74       1.31       6.15      2.50
  Extraordinary item, net of
    income taxes                          -          -        (0.10)      -
                                      -------   --------    -------  --------

   Total Diluted Earnings per
     Common share                     $  2.74   $   1.31    $  6.05  $   2.50
                                      =======   ========    =======  ========

Weighted Average Common Shares Outstanding (in thousands)
   Basic                               55,724     55,127     55,624    55,039
   Dilutive potential common shares     1,890      1,940      1,915     1,928
                                      -------   --------    -------  --------
     Diluted                           57,614     57,067     57,539    56,967

Dividends Per Share:
   Per Preferred share                $   .25   $    .25    $   .50  $    .50
   Per Common share                         -        .08        -         .16


(i)On July 12, 2000, KCSI completed a reverse stock split of its common shares whereby every two shares of KCSI common stock was converted into one share of KCSI common stock. The Per Share Data herein reflects this reverse stock split for all periods presented.

   See accompanying notes to consolidated condensed financial statements.


                    KANSAS CITY SOUTHERN INDUSTRIES, INC.
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                              (Dollars in Millions)
                                   (Unaudited)

                                                    Six Months
                                                  Ended June 30,
                                                -------------------
                                                  2000       1999
                                                --------    -------
CASH FLOWS PROVIDED BY (USED FOR):

OPERATING ACTIVITIES:
  Net income                                    $  353.7    $ 144.7
  Adjustments to reconcile net income to net cash
   from continuing operations
   Income from discontinued operations            (340.4)    (131.9)
   Depreciation and amortization                    28.6       28.7
   Deferred income taxes                            13.4       20.2
   Equity in undistributed earnings of
      unconsolidated affiliates                    (18.0)      (3.2)
   Dividend from Stilwell                            -         56.6
   Gain on sale of assets                           (2.3)      (0.1)
   Extraordinary item, net of tax                    4.6
  Changes in working capital items:
   Accounts receivable                               7.4        6.0
   Inventories                                       6.4       (3.3)
   Other current assets                              1.8        0.8
   Accounts and wages payable                      (18.0)     (22.6)
   Accrued liabilities                             (11.4)      23.7
  Other, net                                         2.4       (1.7)
                                                --------    -------
   Net cash provided by operating activities of
      continuing operations                         28.2      117.9
                                                --------    -------


INVESTING ACTIVITIES:
  Property acquisitions                            (54.5)     (35.2)
  Proceeds from disposal of property                 3.7        0.4
  Investment in and loans with affiliates           (1.5)      15.9
  Other, net                                         0.7       (4.7)
                                                --------    --------
   Net cash used for investing activities of
      continuing operations                        (51.6)     (23.6)
                                                --------    -------


FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt         794.0       31.8
  Repayment of long-term debt                     (750.5)     (45.6)
  Proceeds from stock plans                         23.1       35.5
  Stock repurchased                                  -        (23.7)
  Debt issuance costs                              (13.4)       -
  Cash dividends paid                               (4.8)     (13.4)
  Other, net                                        (2.8)       3.6
                                                --------    -------
   Net cash provided by (used for) financing
      activities of continuing operations           45.6      (11.8)
                                                --------    --------


CASH AND EQUIVALENTS:
  Net increase in cash provided by
    continuing operations                           22.2       82.5
  At beginning of year                              11.9        5.6
                                                --------    -------
  At end of period                              $   34.1    $  88.1
                                                ========    =======



   See accompanying notes to consolidated condensed financial statements.

                    KANSAS CITY SOUTHERN INDUSTRIES, INC.

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. In the opinion of the management of Kansas City Southern Industries, Inc. ("Company" or "KCSI"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal closing procedures) necessary to present fairly the financial position of the Company and its subsidiary companies as of June 30, 2000 and December 31, 1999, the results of operations for the three and six months ended June 30, 2000 and 1999, and cash flows for the six months ended June 30, 2000 and 1999.


2. The accompanying consolidated condensed financial statements have been prepared consistently with accounting policies described in Note 2 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year 2000. Certain 1999 information has been reclassified to conform to the current period presentation.


3. On June 14, 2000 KCSI's Board of Directors approved the spin-off of Stilwell Financial Inc. ("Stilwell"), the Company's wholly-owned financial services subsidiary. Stilwell is comprised of Janus Capital Corporation, an approximate 81.5% owned subsidiary; Berger LLC, an approximate 86% owned subsidiary; Nelson Money Managers Plc, an 80% owned subsidiary; DST Systems, Inc., an equity investment in which Stilwell holds an approximate 32% interest; and miscellaneous other financial services subsidiaries and equity investments.

On July 12, 2000, KCSI completed its spin-off of Stilwell through a special dividend of Stilwell common stock distributed to KCSI common stockholders of record on June 28, 2000 ("Spin-off"). The Spin-off occurred after the close of business of the New York Stock Exchange on July 12, 2000, and each KCSI stockholder received two shares of the common stock of Stilwell for every one share of KCSI common stock owned on the record date. The total number of Stilwell shares distributed was 222,999,786.

As previously disclosed, on July 9, 1999, KCSI received a tax ruling from the Internal Revenue Service ("IRS") which states that for United States federal income tax purposes the Spin-off qualifies as a tax-free distribution under
Section 355 of the Internal Revenue Code of 1986, as amended. Additionally, in February 2000, the Company received a favorable supplementary tax ruling from the IRS which allowed for the assumption of $125 million of KCSI indebtedness by Stilwell, which had no effect on the previously issued tax ruling.

Also on July 12, 2000, KCSI completed a reverse stock split whereby every two shares of KCSI common stock was converted into one share of KCSI common stock. All periods presented in the accompanying consolidated condensed financial statements reflect this one-for-two reverse stock split, which had previously been approved by KCSI common stockholders.

As a result of the Spin-off, the accompanying consolidated condensed financial statements for each of the periods presented reflect the financial position, results of operations and cash flows of Stilwell as discontinued operations. If the Spin-off had occurred as of June 30, 2000, the assets and stockholders' equity of the Company would have been reduced by $1,041.8 million.

Summarized financial information of Stilwell is as follows:


                                       Three months         Six months
                                      ended June 30,      ended June 30,
                                    -----------------   ------------------
                                      2000     1999       2000      1999
                                    --------  -------   --------  --------
Revenues                            $  563.0  $ 282.2   $1,108.1  $  515.5
Operating expenses                     307.2    166.7      607.4     302.8
                                    --------  --------  --------  --------
Operating income                       255.8    115.5      500.7     212.7
Equity in earnings of unconsolidated
  affiliates                            15.8     11.3       34.6      22.5
Gain on litigation settlement             -        -        44.2        -
Gain on sale of Janus common stock        -        -        15.1        -
Pretax income                          281.8    130.4      612.1     242.7
Income tax provision                   102.3     46.8      216.6      86.9
Minority interest in consolidated
   earnings                             27.8     12.7       55.1      23.9

Income from discontinued
   operations, net of income taxes  $  151.7  $  70.9   $  340.4  $  131.9
                                    --------  --------  --------  --------


                                         June 30,         December 31,
                                           2000               1999
                                        ----------         ----------
Current assets                           $  728.7           $  525.0
Total assets                              1,558.3            1,231.5
Current liabilities                         210.1              162.5
Total liabilities                           431.8              359.6
Minority interest                            84.7               57.3
Net assets of discontinued operations    $1,041.8           $  814.6


4. In preparation for the Spin-off, the Company re-capitalized its debt structure in January 2000 through a series of transactions as follows:

Bond Tender and Other Debt Repayment. On December 6, 1999, KCSI commenced offers to purchase and consent solicitations with respect to any and all of the Company's outstanding 7.875% Notes due July 1, 2002, 6.625% Notes due March 1, 2005, 8.8% Debentures due July 1, 2022, and 7% Debentures due December 15, 2025 (collectively "Debt Securities" or "notes and debentures").

Approximately $398.4 million of the $400 million outstanding Debt Securities were validly tendered and accepted by the Company. Total consideration paid for the repurchase of these outstanding notes and debentures was $401.2 million. Funding for the repurchase of these Debt Securities and for the repayment of $264 million of borrowings under then-existing revolving credit facilities was obtained from two new credit facilities (the "KCS Credit Facility" and the "Stilwell Credit Facility", or collectively "New Credit Facilities"), each of which was entered into on January 11, 2000. These New Credit Facilities, as described further below, provided for total commitments of $950 million.

In first quarter 2000, the Company reported an extraordinary loss on the extinguishment of the Company's notes and debentures of approximately $5.9 million, net of income taxes of approximately $3.2 million.

KCS Credit Facility. The KCS Credit Facility provides for a total commitment of $750 million, comprised of three separate term loans totaling $600 million with $200 million due January 11, 2001, $150 million due December 30, 2005 and $250 million due December 30, 2006 and a revolving credit facility available until January 11, 2006 ("KCS Revolver"). The availability under the KCS Revolver is $150 million and will be reduced to $100 million on January 2, 2001. Letters of credit are also available under the KCS Revolver up to a limit of $90 million. Borrowings under the KCS Credit Facility are secured by substantially all of KCSI's remaining assets (after the Spin-off).

On January 11, 2000, KCSR borrowed the full amount ($600 million) of the term loans and used the proceeds to repurchase the Debt Securities, retire other debt obligations and pay related fees and expenses. No funds were initially borrowed under the KCS Revolver. Proceeds of future borrowings under the KCS Revolver are to be used for working capital and for other general corporate purposes. The letters of credit under the KCS Revolver may be used for general corporate purposes.

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

The KCS Credit Facility requires the payment to the banks of a commitment fee of 0.50% per annum on the average daily, unused amount of the KCS Revolver. Additionally a fee equal to a per annum rate equal to 0.25% plus the applicable margin for LIBOR priced revolving loans will be paid on any letter of credit issued under the KCS Credit Facility. The KCS Credit Facility contains certain covenants, among others, as follows: i) restricts the payment of cash dividends to common stockholders; ii) limits annual capital expenditures; iii) requires hedging instruments with respect to at least 50% of the outstanding balances of each of the term loans maturing in 2005 and 2006 to mitigate interest rate risk associated with the new variable rate debt; and iv) provides leverage ratio and interest coverage ratio requirements typical of this type of debt instrument. These covenants, along with other provisions, could restrict maximum utilization of the facility. Issue costs relating to the KCS Credit Facility of approximately $17.6 million were deferred and are being amortized on a straight-line basis over the respective term of the loans. The difference between the straight-line method and interest method of amortization is not material.

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

Stilwell Credit Facility. On January 11, 2000, KCSI also arranged a new $200 million 364-day senior unsecured competitive Advance/Revolving Credit Facility ("Stilwell Credit Facility"). KCSI borrowed $125 million under this facility and used the proceeds to retire debt obligations as discussed above. Stilwell assumed this credit facility, including the $125 million borrowed thereunder, and upon completion of the Spin-off, KCSI was released from all obligations thereunder. Stilwell repaid the $125 million in March 2000.

5. The effect of stock options to employees represent the only difference between the weighted average shares used for the basic earnings per share computation compared to the diluted earnings per share computation. The total incremental shares from assumed conversion of stock options included in the computation  of  diluted  earnings  per  share  were  1,890,109  and  1,914,631, respectively, for the three and six-month periods ended June 30, 2000, and 1,939,806 and 1,927,909, respectively, for the three and six-month periods ended June 30, 1999. For each of the three and six-month periods ended June 30, 2000, options to purchase 6,414 shares of KCSI common stock were excluded from the respective computation of diluted earnings per share because the exercise prices exceeded the average market prices of the common shares. There were options to purchase 44,750 and 22,375 shares excluded from the diluted earnings per share calculations for the three and six-month periods ended June 30, 1999, respectively, because the exercise prices exceeded the average market prices of the common shares.

The only adjustments that currently affect the numerator of the Company's diluted earnings per share computation include preferred dividends and potentially dilutive securities at certain subsidiaries and affiliates. Adjustments related to potentially dilutive securities totaled $2.7 million and $5.0 million for the three and six-month periods ended June 30, 2000, respectively, and $1.0 million and $1.8 million for the three and six-month periods ended June 30, 1999, respectively. These adjustments relate to securities at certain Stilwell subsidiaries and affiliates and affect the diluted earnings per share from discontinued operations computation in the periods presented. Preferred dividends are the only adjustments that affect the numerator of the diluted earnings per share from continuing operations computation. Adjustments related to preferred dividends were not material for the periods presented.

Effect of Spin-off on Existing Stock Options
The Emerging Issues Task Force of the Financial Accounting Standards Board ("EITF"), in its Issue No. 90-9, "Changes to Fixed Employee Stock Option Plans as a Result of Equity Restructuring" ("EITF 90-9") addresses the issues surrounding fixed stock option plans resulting from an equity restructuring, including spin-offs. EITF 90-9 indicates that changes to fixed stock option grants made to restore the option holder's economic position as a result of a spin-off do not result in additional compensation expense if certain criteria are met as follows: i) aggregate intrinsic value (difference between the market value per share and exercise price) of the options immediately after the change is not greater than the aggregate intrinsic value of the options immediately before the change; ii) the ratio of the exercise price per option to the market value per share is not reduced; and iii) the vesting provisions and option period of the original option grant remain the same.

As part of the Spin-off, each holder of an option to purchase one share of KCSI common stock received options to purchase two shares of Stilwell common stock. The option exercise price for the KCSI and Stilwell stock options was prorated based on the market value for KCSI and Stilwell common stock on the date of the Spin-off.

The changes made to the Company's fixed stock option grants as a result of the Spin-off resulted in the option holder having the same economic position both before and after the Spin-off. In accordance with the provisions of EITF 90-9, the Company, therefore, did not record additional compensation expense.

Restricted Stock and Incentive Option Plan
Subsequent to the Spin-off, KCSI adopted a restricted stock and option incentive plan for its management employees. Under this plan, all management employees were provided the opportunity to purchase a certain number of restricted shares of KCSI and were also granted KCSI stock options. The number of shares available for purchase and the number of options granted were based on the compensation level of the employee. These shares and options are restricted from sale for a period of three years for senior management and two years for other management employees. The exercise price of the stock options is based on the mean price on the date the restricted shares were purchased. KCSI provided senior management with the option of using a sixty-day interest-bearing full recourse note to purchase these restricted shares. As of July 31, 2000, the Company had outstanding loans due from senior management of approximately $2.2 million related to these restricted stock purchases. These loans accrue interest at 6.49% and are due and payable on September 13, 2000.

As of August 4, 2000, management employees have purchased 469,744 shares of KCSI restricted stock and 904,844 corresponding stock options have been granted. These restricted shares and options do not affect the earnings per share computations for the three and six-month periods ended June 30, 2000; however, they will effect future period earnings per share computations.


6. The Company's inventories primarily consist of materials and supplies related to rail transportation.


7. Investments in unconsolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control. Investments in unconsolidated affiliates at June 30, 2000 include, among others, equity interests in Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. ("Grupo TFM"), Southern Capital Corporation, LLC ("Southern Capital"), Mexrail, Inc. ("Mexrail") and the Panama Canal Railway Company.

            The Company is party to certain agreements with Transportacion Maritima Mexicana, S.A. de C.V. ("TMM") covering the Grupo TFM and Mexrail ventures. TMM (together with certain of its affiliates) owns approximately 38.4% of Grupo TFM and 51% of Mexrail. These agreements contain "change in control" provisions, provisions intended to preserve the Company's and TMM's proportionate ownership of the ventures, and super majority provisions with respect to voting on certain significant transactions. Such agreements also provide a right of first refusal in the event that either party initiates a divestiture of its equity interest in Grupo TFM or Mexrail. Under certain circumstances, such agreements could affect the Company's ownership percentage and rights in these equity affiliates.

Condensed financial information of certain unconsolidated affiliates is shown below. Financial information of immaterial unconsolidated affiliates has been omitted:

Financial Condition (dollars in millions):

                           June 30, 2000                 December 31, 1999
                    ------------------------------   --------------------------
                                           Southern                      Southern
                     Mexrail   Grupo TFM (a)Capital  Mexrail Grupo TFM (a)Capital
Current assets       $  30.2   $   157.4 $    1.6    $  23.9  $  134.4   $  0.1
Non-current assets      43.1     1,888.2    267.7       43.6   1,905.7    274.6
                     -------   --------- --------    -------  --------   ------
    Assets           $  73.3   $ 2,045.6 $  269.3    $  67.5  $2,040.1   $274.7
                     =======   ========= ========    =======  ========   ======

Current liabilities  $  33.3   $   230.1 $    1.1    $  33.3  $  255.9   $   -
Non-current liabilities  7.8       644.2    210.4        5.7     672.9    218.5
Minority interest         -        356.1       -          -      343.9       -
Equity of stockholders
  and partners          32.2       815.2     57.8       28.5     767.4     56.2
                     -------   --------- --------    -------  --------   ------
   Liabilities and
     equity          $  73.3   $ 2,045.6 $  269.3    $  67.5  $2,040.1   $274.7
                     =======   ========= ========    =======  ========   ======

KCSI's investment    $  13.6   $   302.4 $   28.9    $  13.7  $  286.5   $ 28.1
                     =======   ========= ========    =======  ========   ======

Operating Results (dollars in millions):
                                  Three Months                 Six Months
                                 Ended June 30,              Ended June 30,
                              --------------------       ------------------
                                2000        1999           2000        1999
                              --------------------       ------------------
Revenues:
   Mexrail                    $   13.7     $  12.7       $   26.9     $  23.6
   Grupo TFM (a)                 163.3       139.2          310.0       251.7
   Southern Capital                7.6         6.4           15.5        14.4

  Operating costs and expenses:
   Mexrail                    $   12.9     $  12.3       $   26.1     $  22.7
   Grupo TFM (a)                 110.6       100.0          217.0       188.7
   Southern Capital                6.9         5.6           13.9        12.3

  Net income:
   Mexrail                    $    0.3     $   0.7       $    0.1     $   0.4
   Grupo TFM (a)                  19.2         1.2           39.1         2.6
   Southern Capital                0.7         3.5            1.6         4.8

(a)   Grupo TFM is presented on a U.S. GAAP basis.



8. For purposes of the Statement of Cash Flows, the Company considers all short-term liquid investments with a maturity of generally three months or less to be cash equivalents.

  Supplemental Cash Flow Information (in millions):
                                                               Six Months
                                                             Ended June 30,
                                                          --------------------
                                                            2000        1999
                                                          -------     --------

  Interest paid (includes $2.4 and $0.9, respectively,
      from discontinued operations)                       $  44.5     $   34.6
  Income taxes paid (includes $174.7 and $52.3,
      respectively, from discontinued operations)           148.5         39.0

Noncash Investing and Financing Activities:

In January 2000, KCSI borrowed $125 million under the Stilwell Credit Facility to retire debt obligations as discussed in Note 4. Stilwell assumed this credit facility and repaid the $125 million in March 2000. Upon such assumption, KCSI was released from all obligations, and Stilwell became the sole obligor, under the Stilwell Credit Facility. The Company's indebtedness decreased as a result of the assumption of this indebtedness by Stilwell.

In first quarter 2000, the Company issued approximately 183,117 shares of KCSI common stock under the Eleventh Offering of the Employee Stock Purchase Plan ("ESPP"). These shares, totaling a purchase price of approximately $6.3 million, were subscribed and paid for through employee payroll deductions in 1999. There were no shares of KCSI common stock issued under an offering of the ESPP during the six months ended June 30, 1999.

The Company's Board of Directors declared a quarterly dividend of $4.6 million in December 1999, which was paid to common stockholders in January 2000. Upon declaration, the Company reduced retained earnings and recorded a liability for the required payment.

Certain subsidiaries and affiliates of Stilwell (discontinued operations) hold various investments which are accounted for as "available-for-sale" securities as defined by Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities". The Company records its proportionate share of any unrealized gains or losses related to these investments, net of deferred income taxes, in stockholders' equity as accumulated other comprehensive income. For the three and six-month periods ended June 30, 2000, the Company recorded its proportionate share of the gain in market value of these investments of $0.9 million and $5.9 million, respectively, net of deferred taxes. For the three and six-month periods ended June 30, 1999, the Company recorded its proportionate share of the gain in market value of these investments of $18.0 million and $17.9 million, respectively, net of deferred income taxes. Subsequent to the Spin-off, the Company does not expect to hold investments that are accounted for as "available-for-sale" securities.


9. The following accounting pronouncements are not yet effective, but may have an impact on the Company's consolidated condensed financial statements upon adoption.

Derivative Instruments and Hedging Activities. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities measured at fair value. Initially, the effective date of SFAS 133 was for all fiscal quarters for fiscal years beginning after June 15, 1999. In June 1999, however, the FASB issued Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133", which deferred the effective date of SFAS 133 for one year so that it will be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is reviewing the provisions of SFAS 133 and expects adoption by the required date. The adoption of SFAS 133 with respect to existing hedge transactions discussed below is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

The Company currently has a program to hedge against fluctuations in the price of diesel fuel, and also enters into fuel purchase commitments from time to time. During the six months ended June 30, 2000 the Company was party in two diesel fuel cap transactions. Each diesel fuel transaction hedged three million gallons of fuel at a cap price of $0.60 per gallon. These hedging instruments expired on June 30, 2000 and March 31, 2000, respectively. The Company received approximately $770 thousand during the six months ended June 30, 2000 related to these diesel fuel cap transactions and recorded the proceeds as a reduction of diesel fuel expense.

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

Further, the Company continues to evaluate alternatives with respect to utilizing foreign currency instruments to hedge its U.S. dollar investments in Grupo TFM as market conditions change or exchange rates fluctuate. Currently, the Company has no outstanding foreign currency hedges.

Stock Compensation. In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25" ("FIN 44"). Since its issuance in 1972, questions have been raised about the application of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). FIN 44 was issued to clarify, among other issues: i) the definition of employee for purposes of applying APB 25; ii) the criteria for determining whether a plan qualifies as a non-compensatory plan; iii) the accounting consequence of various modifications to the terms of a previously fixed stock option grant; and iv) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 also addresses the treatment of stock options in the case of spin-off transactions and other equity restructuring. FIN 44 is effective July 1, 2000 and the Company expects to adopt its provisions during third quarter 2000. The Company does not expect adoption of FIN 44 to have a material impact on its results of operations, financial position or cash flows. Additionally, the provisions of FIN 44 relating to spin-off transactions are consistent with those of EITF 90-9, and, therefore, the Company does not expect FIN 44 to result in any changes in the Company's accounting for stock transactions relating to the Spin-off. See Note 5.

Cash Flow presentation of Income Tax Benefit Realized upon Exercise of Nonqualified Stock Options. In July 2000, the EITF released Issue No. 00-15, "Classification in the Statement of Cash Flows of the Income Tax Benefit Realized by a Company upon Employee Exercise of a Nonqualified Stock Option" ("EITF 00-15"). Companies receive an income tax deduction for the difference between the exercise price and the market price of a nonqualified stock option upon exercise by the employee. There is diversity in practice as some companies classify this tax benefit as an operating cash flow in the statement of cash flows, while other companies classify it as a financing activity. KCSI has historically classified this tax benefit as a financing activity in the statement of cash flows. The consensus reached by EITF 00-15 indicates that the income tax benefit realized upon employee exercise of nonqualified stock options should be classified in the operating section of the statement of cash flows. This consensus is to be adopted for quarters ending after July 20, 2000 and comparative cash flow statements must be restated. The Company is currently reviewing the provisions of EITF 00-15 and expects adoption in third quarter 2000. The Company expects that adoption of EITF 00-15 will result in a reclassification of related cash flows provided by financing activities to cash flows provided by operating activities for each period presented.


10. The Company has had no significant changes in its outstanding litigation or other contingencies from that previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The following provides a discussion of the Bogalusa Cases and Duncan Case.

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

KCSR neither owned nor leased the rail car or the rails on which it was located at the time of the explosion in Bogalusa. KCSR did, however, move the rail car from Jackson to Vicksburg, Mississippi, where it was loaded with chemicals, and back to Jackson where the car was tendered to the Illinois Central Corporation ("IC"). The explosion occurred more than 15 days after the Company last transported the rail car. The car was loaded in excess of its standard weight, but under the car's capacity, when it was transported by the Company to interchange with the IC.

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

Subsequent to the verdict, the trial court held that the plaintiffs were entitled to interest on the judgment from the date the suit was filed, dismissed the verdict against one defendant and reallocated the amount of that verdict to the remaining defendants. The resulting total judgment against KCSR, together with interest, was $27.7 million as of June 30, 2000.

On November 3, 1999, the Third Circuit Court of Appeals in Louisiana affirmed the judgment. Review is now being sought in the Louisiana Supreme Court. On March 24, 2000, the Louisiana Supreme Court granted KCSR's Application for a Writ of Review regarding this case. Independent trial counsel has expressed confidence to KCSR management that the Louisiana Supreme Court will set aside the district court and court of appeals judgments in this case. KCSR management believes it has meritorious defenses and that it will ultimately prevail in its appeal to the Louisiana Supreme Court. If the verdict were to stand, however, the judgment and interest are in excess of the Company's existing $10 million insurance coverage for this case and could have a material adverse effect on the Company's consolidated results of operations, financial position and cash flows.


11. Dividends Suspended for KCSI Common Stock. During first quarter 2000, the Company's Board of Directors announced that, based upon a review of the Company's dividend policy in conjunction with the New Credit Facilities discussed above and in light of the anticipated Spin-off, it decided to suspend common stock dividends of KCSI under the existing structure of the Company. This action complies with the terms and covenants of the New Credit Facilities. Subsequent to the Spin-off, the separate Boards of KCSI and Stilwell will determine the appropriate dividend policy for their respective companies. It is not anticipated, however, that KCSI will make any cash dividend payments to its common stockholders for the foreseeable future.

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

KCSI, a Delaware Corporation organized in 1962, is a diversified holding company with principal operations in rail transportation and financial services. As discussed in "Recent Developments", on July 12, 2000 KCSI completed its spin-off of Stilwell Financial Inc. ("Stilwell"), the Company's wholly-owned financial services subsidiary. Subsequent to the spin-off of Stilwell, KCSI's principal operations are rail transportation.

The Company supplies its various subsidiaries with managerial, legal, tax, financial and accounting services, in addition to managing certain investments. Kansas City Southern Lines, Inc. ("KCSL"), a wholly-owned subsidiary of KCSI, is the holding company for all of the subsidiaries comprising the Transportation operations. KCSL's principal subsidiaries and affiliates include, among others:

o The Kansas City Southern Railway Company ("KCSR"), a wholly-owned subsidiary of KCSL;
o Gateway Western Railway Company ("Gateway Western"), a wholly-owned subsidiary of KCSR;
o     Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. ("Grupo
      TFM"), an approximate 37% owned affiliate of KCSR.   Grupo TFM owns 80%
      of the common stock of TFM, S.A. de C.V. ("TFM");
o Mexrail, Inc. ("Mexrail"), a 49% owned affiliate of KCSR. Mexrail wholly owns the Texas Mexican Railway Company ("Tex Mex");
o Southern Capital Corporation, LLC ("Southern Capital"), a 50% owned affiliate of KCSR; and
o     Panama Canal Railway Company ("PCRC"), a 42% owned affiliate of KCSR.

These businesses operate a railroad system that provides shippers with rail freight service in key commercial and industrial markets of the United States and Mexico.

RECENT DEVELOPMENTS

Spin-off of Stilwell Financial Inc.
On June 14, 2000 KCSI's Board of Directors approved the spin-off of Stilwell, the Company's then wholly-owned financial services subsidiary. Stilwell is comprised of Janus Capital Corporation, an approximate 81.5% owned subsidiary; Berger LLC, an approximate 86% owned subsidiary; Nelson Money Managers Plc, an 80% owned subsidiary; DST Systems, Inc., an equity investment in which Stilwell holds an approximate 32% interest; and miscellaneous other financial services subsidiaries and equity investments.

On July 12, 2000, KCSI completed its spin-off of Stilwell through a special dividend of Stilwell common stock distributed to KCSI common stockholders of record on June 28, 2000 ("Spin-off"). The Spin-off occurred after the close of business of the New York Stock Exchange on July 12, 2000, and each KCSI stockholder received two shares of the common stock of Stilwell for every one share of KCSI common stock owned on the record date. The total number of Stilwell shares distributed was 222,999,786.

As previously disclosed, on July 9, 1999, KCSI received a tax ruling from the Internal Revenue Service ("IRS") which states that for United States federal income tax purposes the Spin-off qualifies as a tax-free distribution under
Section 355 of the Internal Revenue Code of 1986, as amended. Additionally, in February 2000, the Company received a favorable supplementary tax ruling from the IRS which allowed for the assumption of $125 million of KCSI indebtedness by Stilwell, which had no effect on the previously issued tax ruling.


KCSI Reverse Stock Split. Also on July 12, 2000, KCSI completed a reverse stock split whereby every two shares of KCSI common stock were converted into one share of KCSI common stock. Earnings per share computations for each period discussed herein reflect this one-for-two reverse stock split. KCSI common stockholders approved this reverse stock split in 1998.


Re-capitalization of the Company's Debt Structure. In preparation for the Spin-off, the Company re-capitalized its debt structure in January 2000 through a series of transactions as follows:

Bond Tender and Other Debt Repayment. On December 6, 1999, KCSI commenced offers to purchase and consent solicitations with respect to any and all of the Company's outstanding 7.875% Notes due July 1, 2002, 6.625% Notes due March 1, 2005, 8.8% Debentures due July 1, 2022, and 7% Debentures due December 15, 2025 (collectively "Debt Securities" or "notes and debentures").

Approximately $398.4 million of the $400 million outstanding Debt Securities were validly tendered and accepted by the Company. Total consideration paid for the repurchase of these outstanding notes and debentures was $401.2 million. Funding for the repurchase of these Debt Securities and for the repayment of $264 million of borrowings under then-existing revolving credit facilities was obtained from two new credit facilities (the "KCS Credit Facility" and the "Stilwell Credit Facility", or collectively "New Credit Facilities"), each of which was entered into on January 11, 2000. These New Credit Facilities, as described further below, provided for total commitments of $950 million.

In first quarter 2000, the Company reported an extraordinary loss on the extinguishment of the Company's notes and debentures of approximately $5.9 million, net of income taxes of approximately $3.2 million.

KCS Credit Facility. The KCS Credit Facility provides for a total commitment of $750 million, comprised of three separate term loans totaling $600 million with $200 million due January 11,

2001, $150 million due December 30, 2005 and $250 million due December 30, 2006 and a revolving credit facility available until January 11, 2006 ("KCS Revolver"). The availability under the KCS Revolver is $150 million and will be reduced to $100 million on January 2, 2001. Letters of credit are also available under the KCS Revolver up to a limit of $90 million. Borrowings under the KCS Credit Facility are secured by substantially all of KCSI's remaining assets (after the Spin-off).

On January 11, 2000, KCSR borrowed the full amount ($600 million) of the term loans and used the proceeds to repurchase the Debt Securities, retire other debt obligations and pay related fees and expenses. No funds were initially borrowed under the KCS Revolver. Proceeds of future borrowings under the KCS Revolver are to be used for working capital and for other general corporate purposes. The letters of credit under the KCS Revolver may be used for general corporate purposes.

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

The KCS Credit Facility requires the payment to the banks of a commitment fee of 0.50% per annum on the average daily, unused amount of the KCS Revolver. Additionally a fee equal to a per annum rate equal to 0.25% plus the applicable margin for LIBOR priced revolving loans will be paid on any letter of credit issued under the KCS Credit Facility. The KCS Credit Facility contains certain covenants, among others, as follows: i) restricts the payment of cash dividends to common stockholders; ii) limits annual capital expenditures; iii) requires hedging instruments with respect to at least 50% of the outstanding balances of each of the term loans maturing in 2005 and 2006 to mitigate interest rate risk associated with the new variable rate debt; and iv) provides leverage ratio and interest coverage ratio requirements typical to agreements of this type and companies with current credit characteristics. These covenants, along with other provisions could restrict maximum utilization of the facility. Issue costs relating to the KCS Credit Facility of approximately $17.6 million were deferred and are being amortized on a straight-line basis over the respective term of the loans. The difference between the straight-line method and interest method of amortization is not material.

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

Stilwell Credit Facility. On January 11, 2000, KCSI also arranged a new $200 million 364-day senior unsecured competitive Advance/Revolving Credit Facility ("Stilwell Credit Facility"). KCSI borrowed $125 million under this facility and used the proceeds to retire debt obligations as discussed above. Stilwell assumed this credit facility, including the $125 million borrowed thereunder, and upon completion of the Spin-off, KCSI was released from all obligations thereunder. Stilwell repaid the $125 million in March 2000.


Dividends  Suspended  for KCSI Common Stock.  During first quarter 2000,  the
Company's Board of Directors announced that, based upon a review of the Company's dividend policy in conjunction with the New Credit Facilities discussed above and in light of the anticipated Spin-off, it decided to suspend common stock dividends of KCSI under the existing structure of the Company. This action complies with the terms and covenants of the New Credit Facilities. Subsequent to the Spin-off, the separate Boards of KCSI and Stilwell will determine the appropriate dividend policy for their respective companies. It is not anticipated, however, that KCSI will make any cash dividend payments to its common stockholders for the foreseeable future.


Expiration of the Capital Call Related to TFM. In conjunction with the financing of TFM in 1997, the Company entered into a Capital Contribution Agreement ("Agreement") with Grupo TFM, TMM and the financing institutions of TFM. This Agreement extended for a three year period through June 30, 2000 and outlined the terms whereby the Company could be responsible for approximately $74 million of a capital call if certain performance benchmarks outlined in the Agreement were not met by TFM. On July 10, 2000 TMM announced that TFM had met or exceeded all benchmarks included in the Agreement and that the terms of the Agreement had expired.


Restricted Stock and Option Incentive Plan. Subsequent to the Spin-off, KCSI adopted a restricted stock and option incentive plan for its management employees. Under this plan, all management employees were provided the opportunity to purchase a certain number of restricted shares of KCSI and were also granted KCSI stock options. The number of shares available for purchase and the number of options granted were based on the compensation level of the employee. These shares and options are restricted from sale for a period of three years for senior management and two years for other management employees. The exercise price of the stock options is based on the mean price on the date the restricted shares were purchased. KCSI provided senior management with the option of using a sixty-day interest-bearing full recourse note to purchase these restricted shares. As of July 31, 2000, the Company had outstanding loans due from senior management of approximately $2.2 million related to these restricted stock purchases. These loans accrue interest at 6.49% and are due and payable on September 13, 2000.

As of August 4, 2000, management employees have purchased 469,744 shares of KCSI restricted stock and 904,844 corresponding stock options have been granted. These restricted shares and options do not affect the earnings per share computations for the three and six-month periods ended June 30, 2000; however, they will effect future period earnings per share computations.


RESULTS OF OPERATIONS

The Company reported second quarter 2000 income from continuing operations of $8.8 million ($.15 per diluted share) compared to $5.2 million ($.09 per diluted share) in second quarter 1999; a diluted earnings per share improvement of 67%. This $3.6 million increase resulted primarily from an increase in equity earnings of Grupo TFM of $7.5 million quarter to quarter, partially offset by a decline in domestic operating income of $1.3 million and an increase in interest expense of $3.8 million. The Company reported income from discontinued operations (i.e. Stilwell) of $151.7 million ($2.59 per diluted share) in second quarter 2000 compared to $70.9 million ($1.22 per diluted share) in second quarter 1999, primarily due to higher average assets under management coupled with improving operating margins quarter to quarter. The Company reported net income of $160.5 million ($2.74 per diluted share) for second quarter 2000 versus $76.1 million ($1.31 per diluted share) in second quarter 1999.

For the six months ended June 30, 2000, income from continuing operations increased $6.4 million, or 50%, to $19.2 million ($.33 per diluted share) from $12.8 million ($.22 per diluted share) for the six months ended June 30, 1999. Similar to second quarter results, an increase in equity earnings of Grupo TFM of $15.2 million for the six months ended June 30, 2000 compared to the six months ended June 30, 1999 was partially offset by a decline in domestic operating profit of $7.7 million and an increase in interest expense of $7.3 million. Also contributing to the increase was an improvement in income tax expense of $4.9 million due to a lower effective tax rate related to the Company's equity earnings from Grupo TFM. The Company reported income from discontinued operations of $340.4 million ($5.82 per diluted share) for the first six months of 2000 compared to $131.9 million ($2.28 per diluted share) in the same 1999 period primarily due to higher average assets under management coupled with improving operating margins period to period.

In connection with the Company's re-capitalization of its debt structure as discussed above in "Recent Developments", KCSI retired approximately $398 million in long-term indebtedness prior to their scheduled maturities. Accordingly, the Company recorded extraordinary debt retirement costs of approximately $5.9 million (net of income taxes of $3.2 million), or $.10 per diluted share, during the six months ended June 30, 2000. Net income of the Company was $353.7 million ($6.05 per diluted share) for the six months ended June 30, 2000 compared to $144.7 million ($2.50 per diluted share) for the six months ended June 30, 1999.


Continuing Operations

The discussion that follows addresses the results of operations of the continuing operations of the Company. The revenue and expense information presented herein for the combined KCSR/Gateway Western reflects the results of KCSR/Gateway Western operating companies on a stand-alone basis. The results of KCSR or Gateway Western subsidiaries and affiliates are excluded.

The following tables summarize the income statement components of the continuing operations of the Company, provide a detailed analysis of KCSR/Gateway Western revenues and carloads and provide a detailed analysis of KCSR/Gateway Western expenses, as applicable, for the three and six-month periods ended June 30, 2000 and June 30, 1999, respectively (in millions):

                                         Three Months            Six Months
                                        Ended June 30,         Ended June 30,
                                     -------------------     -----------------
                                       2000        1999       2000       1999
                                     -------      ------     ------     ------
Revenues                             $ 144.4      $148.7     $293.3     $300.6
Costs and expenses                     111.7       114.6      228.3      227.8
Depreciation and amortization           14.3        14.4       28.6       28.7
                                     -------      ------     ------     ------

Operating income                        18.4        19.7       36.4       44.1
Equity in net earnings of
  unconsolidated affiliates:
   Grupo TFM                             8.0         0.5       16.2        1.0
   Other                                 1.2         1.6        1.8        2.2
Interest expense                       (18.4)      (14.6)     (35.9)     (28.6)
Other, net                               0.9         1.0        3.6        1.9
                                     -------      ------     ------     ------
   Income from continuing operations
     before income taxes                10.1         8.2       22.1       20.6
Income tax provision                     1.3         3.0        2.9        7.8
                                     -------      ------     ------     ------

   Income from continuing operations $   8.8      $  5.2     $ 19.2     $ 12.8
                                     -------      ------     ------     ------


                                                                             Carloads and
                                            Revenues                       Intermodal Units
                                          (in millions)                     (in thousands)
                                 Three months       Six months       Three months    Six months
                                ended June 30,    ended June 30,    ended June 30,  ended June 30,
                                2000     1999     2000     1999     2000     1999    2000    1999
                              -------  -------  -------  -------   -----    -----   -----   -----
General commodities:
  Chemical and petroleum      $  32.5  $  33.9  $  64.5  $  67.4    38.4     42.5    78.2    84.6
  Paper and forest               27.3     26.0     53.6     51.9    41.2     42.2    82.3    83.6
  Agricultural and mineral       30.0     32.0     62.5     63.4    41.8     46.0    86.1    89.5
                              -------  -------  -------  -------   -----    -----   -----   -----
Total general commodities        89.8     91.9    180.6    182.7   121.4    130.7   246.6   257.7
  Intermodal and automotive      15.7     14.5     31.1     27.3    63.5     57.6   121.3   107.6
  Coal                           26.1     26.6     55.2     56.3    46.6     45.6    94.5    98.4
                              -------  -------  -------  -------   -----    -----   -----   -----
Carloads and related revenues   131.6    133.0    266.9    266.3    231.5   233.9   462.4   463.7
  Other rail-related revenues    10.4     12.6     21.5     24.9
                              -------  -------  -------  -------   -----    -----   -----   -----
   Total KCSR/Gateway
    Western revenues
    and carloads                142.0    145.6    288.4    291.2    231.5   233.9   462.4   463.7
  Other revenues                  2.4      3.1      4.9      9.4
                              -------  -------  -------  -------
  Total KCSI Revenues         $ 144.4  $ 148.7  $ 293.3  $ 300.6
                              -------  -------  -------  -------

                                 Three Months          Six Months
                                Ended June 30,       Ended June 30,
                              ------------------   ----------------
                                2000       1999      2000       1999
                              --------   -------   --------   ------

Salaries, wages and benefits  $  46.3    $ 49.5    $  96.1    $ 97.0
Fuel                             11.0       7.7       23.1      15.9
Materials and supplies            7.9       8.9       16.1      17.8
Car Hire                          4.2       5.4        6.9      10.6
Purchased services               12.0      12.2       24.9      23.0
Casualties and insurance          6.7       5.6       12.7      12.4
Operating leases                 14.2      13.0       28.6      25.5
Depreciation and amortization    13.2      13.1       26.4      26.3
Other                             5.6       8.3       12.5      15.3
                              -------    ------    -------    ------
   Total KCSR/Gateway Western
     expenses                   121.1     123.7      247.3     243.8
   Other expenses                 4.9       5.3        9.6      12.7
                              -------    ------    -------    ------
     Total KCSI expenses      $ 126.0    $129.0    $ 256.9    $256.5
                              -------    ------    -------    ------


Three Months Ended June 30, 2000 Compared With The Three Months
Ended June 30, 1999

      Income from Continuing Operations. The Company reported income from continuing operations of $8.8 million for the three months ended June 30, 2000 compared with $5.2 million for the three months ended June 30, 1999. This $3.6 million increase resulted primarily from an increase in equity earnings of Grupo TFM of $7.5 million quarter to quarter, partially offset by a decline in U.S. operating income of $1.3 million and an increase in interest expense of $3.8 million. KCSI's consolidated second quarter 2000 revenues and operating expenses declined $4.3 million and $3.0 million, respectively, resulting in this decline in operating income.

      Revenues. Revenues for second quarter 2000 totaled $144.4 million versus $148.7 million in 1999. This $4.3 million decrease resulted primarily from a decrease in combined KCSR and Gateway Western revenues of approximately $3.6 million due to competitive pricing pressures and demand driven traffic declines. Although the congestion issues that affected KCSR/Gateway Western revenues during second quarter 1999 have been eliminated, KCSR and Gateway Western second quarter 2000 revenues were lower compared to second quarter 1999 due primarily to weakness in the chemical and petroleum and agricultural/mineral sectors. These sector declines were led by export grain as a result of weak demand, and soda ash due to losses of business resulting from competitive routes. These declines were partially offset by growth in the paper and forest products, intermodal and intermodal businesses, along with increased yields in most lines of business.

      Operating Expenses. Second quarter operating expenses decreased $3.0 million, to $126.0 million for the three months ended June 30, 2000 from $129.0 million for the three months ended June 30, 1999, in spite of diesel fuel costs, which rose approximately 43% in second quarter 2000 compared to the same period in 1999. This decrease was due primarily to operational efficiencies and the easing of congestion at KCSR and Gateway Western. These operational improvements led to a quarter over quarter decrease in salaries, wages and fringe benefits, car hire and materials/supplies expenses. In addition to higher fuel costs, these expense reductions were partially offset by higher lease expense associated with 50 new locomotives leased in fourth quarter 1999. The combined KCSR/Gateway Western operating ratio for second quarter 2000 was 84.9% compared to 84.5% in the same 1999 period.

      Interest Expense. Interest expense for the three months ended June 30, 2000 increased 26% from the prior year quarter due to higher interest rates and amortization of debt issuance costs associated with the debt re-capitalization in January 2000, while overall debt balances were lower.

      Unconsolidated Affiliates. The Company recorded equity earnings of $9.2 million from unconsolidated affiliates for the three months ended June 30, 2000 compared to $2.1 million for the three months ended June 30, 1999. The increase is attributed primarily to equity earnings from Grupo TFM, reflecting continued operating improvements and the tax impact of inflation and fluctuations in the valuation of the peso versus the U.S. dollar. Grupo TFM's operating ratio improved to 67.7% in second quarter 2000 versus 71.9% in second quarter 1999 as revenues increased approximately 17% quarter to quarter. Results of Grupo TFM are reported herein on a U.S. GAAP basis.

Combined KCSR/Gateway Western Operating Results. The following provides a comparative analysis of the revenue and expense components of KCSR/Gateway Western operating companies for the quarter ended June 30, 2000 versus the quarter ended June 30, 1999:

Revenues

      General. Combined KCSR and Gateway Western revenues decreased approximately $3.6 million quarter to quarter as declines in coal, chemicals and petroleum, and agriculture and minerals were offset by increases in paper and forest products and intermodal and automotive.

      Coal. Coal revenues declined $0.5 million, or 1.9%, for the three months ended June 30, 2000 compared with the three months ended June 30, 1999. Lower coal revenues were primarily attributable to customer maintenance efforts for various periods during the second quarter, which temporarily shut down several utility plants served by KCSR. Partially offsetting these traffic declines was the addition of a new customer, a

Texas Utilities electric generating plant in Martin Lake, Texas, as well as the easing of the congestion, which affected second quarter 1999 coal revenues.

      Chemical and petroleum products. For the three months ended June 30, 2000, chemical and petroleum product revenues decreased $1.4 million, or 4.1%, compared with the same 1999 period. This was primarily a result of lower soda ash revenues, which declined $1.5 million, or approximately 76%, due to a merger within the chemical industry and a new dedicated soda ash terminal opening on the Union Pacific ("UP") railroad, which diverted soda ash movements from KCSR to UP. Management expects soda ash revenues to remain weak during the remainder of 2000 and into 2001.

      Paper and forest products. Paper and forest product revenues increased $1.3 million, or 5.0%, quarter to quarter. This increase is primarily due to increased demand for pulp/paper and lumber products. Management believes that the market for paper and forest products will continue to improve during the remainder of 2000 compared to the weak market demand experienced in 1999. Further, management believes there is potential for an increase in shipments to Mexico due to higher demand for woodpulp and scrap paper, and a potential market for lumber and panel products as frame and panel construction methods become more widely accepted in Mexico.

      Agricultural and mineral products. Agricultural and mineral product revenues decreased $2.0 million, or 6.3%, to $30.0 million for the three months ended June 30, 2000 versus the comparable 1999 period. This decline is primarily due to lower export grain revenues of $1.7 million, or 64.6%, and a decrease in military/other carloads of $1.3 million, or 46.1%. Export grain movements continue to be impacted by competitive pricing issues and a weakness in the export market. The decrease in military revenues quarter to quarter relate to a National Guard move in second quarter 1999 from Camp Shelby, Mississippi to Fort Irving, California. This move, which occurs once every eight years, resulted in higher second quarter 1999 revenues. These declines were partially offset by a $1.0 million increase in metal/scrap revenues due to an improvement in the domestic oil market, which utilizes steel for oil exploration.

      Intermodal and automotive. Intermodal and automotive revenues increased $1.2 million, or 8.3%, quarter to quarter, comprised of an increase in automotive revenues of $1.4 million partially offset by lower intermodal revenues of $0.2 million. Lower intermodal revenues resulted primarily from the fourth quarter 1999 closure of two intermodal facilities that were not meeting expectations and were not profitable. These closures have resulted in lower revenues, but also have improved operating efficiency and profitability of this business sector. During second quarter 2000, the Company entered into a marketing agreement with the Norfolk Southern Corporation ("NS") whereby the Company has agreed to perform haulage services for NS from Meridian, Mississippi to Dallas, Texas for an agreed upon haulage fee. Currently there are two trains operating per day with the expectation that this will increase in the future. Intermodal revenues for the last six months of 2000 are expected to increase as a result of this haulage agreement. The Company has experienced a significant increase in automotive revenues, which nearly doubled quarter to quarter. Automotive traffic has increased due, in part, to an agreement reached with General Motors for automobile parts traffic originating in the upper midwest of the United States and terminating in Mexico. Also contributing to the increase in automotive revenues was additional traffic handled by Gateway Western from Mexico, Missouri to Kansas City originating from the NS. Management expects that both intermodal and automotive revenues will increase during the remainder of 2000, primarily related to the relationships with NS and CN/IC.

Costs and Expenses

      General. For the three months ended June 30, 2000, KCSR/Gateway Western operating costs decreased $2.6 million from the same three month period in 1999, largely due to lower salaries and wages, car hire and materials and supplies expense, partially offset by an increase in fuel costs, as well as higher locomotive lease and maintenance costs.

      Salaries, Wages and Benefits. Salaries, wages and benefits expense for the three months ended June 30, 2000 decreased $3.2 million, or 6.5%, versus the comparable 1999 period. Wage increases to certain classes of union employees of 6% were more than offset by reduced employee counts, lower overall overtime costs, and the use of fewer relief crews. Improvements in operating efficiencies during second quarter 2000, as well as the absence of congestion related issues that existed during second quarter 1999, contributed to the decline in overtime and relief crew costs.

      Fuel. For the three months ended June 30, 2000, fuel expense increased $3.3 million, or approximately 42.9%, compared to the three months ended June 30, 1999, as a result of a 55% increase in the average fuel price per gallon, slightly offset by an 8% decrease in fuel usage. Fuel costs represented approximately 9.1% of total operating expenses compared to 6.2% in 1999. While higher market prices have significantly impacted overall fuel costs, improved fuel efficiency was achieved as a result of the lease of the 50 new locomotives by KCSR in late 1999.

      Car Hire. For second quarter 2000, car hire expense, (car hire payable, net of receivables), declined $1.2 million, or 22.2%, compared to second quarter 1999. Net car hire costs declined as a result of lower rail cars on-line primarily due to improved operations and the easing of congestion compared to second quarter 1999.

      Casualties and Insurance. For the three months ended June 30, 2000, casualties and insurance expense increased $1.1 million compared with the three months ended June 30, 1999, reflecting higher personal injury-related costs incurred during second quarter 2000.

      Operating Leases. For the quarter ending June 30, 2000, operating lease expense increased $1.2 million, or 9.2% compared to the second quarter 1999, primarily as a result of the 50 new GE 4400 AC locomotives leased during fourth quarter 1999.

      Depreciation and Amortization. Depreciation and amortization expense was relatively flat for the three months ended June 30, 2000 compared to the three months ended June 30, 1999 due to increases in the asset base offset by property retirements.

      Operating Income and Operating Ratio. Operating income for the three months ended June 30, 2000 decreased $1.0 million, or 4.6%, compared to the same three-month period in 1999. This decline in operating income resulted from a 2.5% decrease in revenues partially offset by a 2.1% decline in operating expenses. These factors also resulted in a combined KCSR and Gateway Western operating ratio of 84.9% in second quarter 2000 compared to 84.5% in second quarter 1999.

Six Months Ended June 30, 2000 Compared With The Six Months Ended June 30, 1999

      Income from Continuing Operations. The Company reported income from continuing operations of $19.2 million for the six months ended June 30, 2000 compared with $12.8 million for the six months ended June 30, 1999. This $6.4 million increase resulted primarily from an increase in equity earnings of Grupo TFM of $15.2 million period to period, partially offset by a decline in U.S. operating income of $7.7 million and an increase in interest expense of $7.3 million. Also contributing to the increase was an improvement in income tax expense of $4.9 million due to the lower effective tax rate related to equity earnings from Grupo TFM as discussed above.

      Revenues. Revenues totaled $293.3 million for the first six months of 2000 versus $300.6 million in the comparable period in 1999. This $7.3 million, or 2.4%, decrease resulted primarily from lower combined KCSR and Gateway Western revenues of approximately $2.8 million. Similar to second quarter 2000, combined KCSR and Gateway Western revenues decreased primarily due to competitive pricing pressures and demand driven traffic declines in most major commodity groups, partially offset by increased automotive traffic and higher yields in most lines of business.

      Operating Expenses. Operating expenses were relatively flat period to period in spite of diesel fuel costs, which rose $7.2 million, or 45%, in the first six months of 2000 compared to the same period in 1999. Operational efficiencies at KCSR and Gateway Western led to a decrease in salaries and wages, car hire and materials/supplies expense. These declines were offset by higher fuel costs and higher lease expense associated with 50 new locomotives leased in fourth quarter 1999.

      Interest Expense. Interest expense for year to date 2000 increased $7.3 million, or nearly 26%, from the prior year due to higher interest rates and amortization of debt issuance costs associated with the debt re-capitalization in January 2000, while overall average debt balances were lower.

      Unconsolidated Affiliates. The company recorded equity earnings of $18.0 million from unconsolidated affiliates for the six months ended June 30, 2000 compared to $3.2 million for the six months ended June 30, 1999. The increase is attributed primarily to equity earnings from Grupo TFM, reflecting continued operating improvements and the tax impact of inflation and fluctuations in the valuation of the peso versus the U.S. dollar. Grupo TFM's operating ratio improved to 70.1% for year to date 2000 versus 75.0% for the comparable 1999 period as revenues increased approximately 23% year to year.

Combined KCSR/Gateway Western Operating Results. The following provides a comparative analysis of the revenue and expense components of KCSR/Gateway Western operating companies for the six months ended June 30, 2000 versus the six months ended June 30, 1999:

Revenues

      General. Combined KCSR and Gateway Western revenues decreased approximately $2.8 million period to period as declines in coal, chemicals and petroleum, and agriculture and minerals were offset by increases in paper and forest products and intermodal and automotive revenues.

      Coal. Coal revenues declined $1.1 million, or 2.0%, for the six months ended June 30, 2000 compared with the six months ended June 30, 1999. Lower unit coal traffic resulted from the same factors as those discussed in the second quarter analysis. These volume-related declines were partially offset by improvements in revenue per carload due to changes in length of haul based on deliveries to certain longer haul customers. Coal accounted for 20.7% and 21.1% of total carload revenues for the six months ended June 30, 2000 and 1999, respectively.

      Chemical and petroleum products. For the six months ended June 30, 2000, chemical and petroleum product revenues decreased $2.9 million, or 4.3%, compared with the same 1999 period. This decrease results primarily from soda ash revenues, which declined due to a new facility opened on UP's rail line as discussed in the second quarter analysis. Chemical and petroleum products accounted for 24.2% of total carload revenues for the six months ended June 30, 2000 versus 25.3% for the six months ended June 30, 1999.

      Paper and forest products. Paper and forest product revenues increased $1.7 million, or 3.3%, period to period as a result of an increased demand for paper/pulp products and lumber products. This increased demand results from the expansion of several paper mills that are directly served by KCSR. Paper and forest products accounted for 20.1% and 19.5% of total carload revenues for the six months ended June 30, 2000 and 1999, respectively.

      Agricultural and mineral products. Agricultural and mineral product revenues decreased $0.9 million, or 1.4%, for the six months ended June 30, 2000 compared with the six months ended June 30, 1999. Similar to second quarter trends, this decline is comprised of lower export grain revenues due to competitive pricing pressures and military/other revenues due to the 1999 National Guard move, as discussed in the second quarter analysis. These declines were partially offset by higher metal/scrap revenues relating to the improvement in the domestic oil market as discussed in the second quarter analysis. Agricultural and mineral products accounted for 23.4% and 23.8% of the total carload revenues for the six months ended June 30, 2000 and 1999 respectively.

      Intermodal and Automotive. Intermodal and automotive revenues increased $3.8 million, or 13.9%, for year to date 2000 compared to year to date 1999. Similar to the second quarter trends discussed above, this improvement is comprised of an increase in automotive revenues, which more than doubled period to period. Intermodal and automotive revenues accounted for 11.7% and 10.3% of total carload revenues for the six months ended June 30, 2000 and 1999, respectively.

Costs and Expenses

      General. For the six months ended June 30, 2000, KCSR/Gateway Western operating costs increased $3.5 million from the same six-month period in 1999, largely due to an increase in fuel costs and operating lease expenses. These increases were partially offset by declines in salaries and wages, materials and supplies and car hire expense, arising primarily from improved operations and the easing of congestion.

      Salaries, Wages and Benefits. Salaries, wages and benefits expense for the six months ended June 30, 2000 decreased $0.9 million versus the comparable 1999 period. Similar to second quarter, wage increases to certain classes of union employees were offset by reduced employee counts, lower overall overtime costs, and the use of fewer relief crews. Improvements in operating efficiencies during the first six months of 2000, as well as the absence of congestion-related issues that existed during second quarter 1999 contributed to the decline in overtime and relief crew costs.

      Fuel. For the six months ended June 30, 2000, fuel expense increased approximately 45.3% compared to the six months ended June 30, 1999. Similar to second quarter trends, an increase in the average fuel price per gallon of approximately 55% was offset by a decrease in fuel usage. Improved fuel efficiency was achieved as a result of the lease of the 50 new fuel-efficient locomotives by KCSR in late 1999.
Fuel costs represented approximately 9.3% of total operating expenses compared to 6.5% in 1999.

      Purchased Services. For the six months ended June 30, 2000, purchased services expense increased $1.9 million compared to the same prior year period, primarily as a result of maintenance contracts for the 50 new leased locomotives.

      Car Hire. For the six months ended June 30, 2000, car hire expense declined $3.7 million, or 34.9%, compared to the same six-month period in 1999. This improvement was driven by improved operations and the easing of congestion. During 1999, KCSR/Gateway Western experienced significant congestion-related issues.

      Operating Leases. For the six months ended June 30, 2000, operating lease expense increased $3.1 million, or 12.2%, compared to the six months ended June 30, 1999 primarily as a result of the 50 new GE 4400 AC locomotives leased during fourth quarter 1999.

      Depreciation and Amortization. Depreciation and amortization expense was relatively flat for the six months ended June 30, 2000 compared to the six months ended June 30, 1999 due to property acquisitions offset by property retirements.

      Operating Income and Operating Ratio. Operating income for the six months ended June 30, 2000 decreased $6.3 million, or 13.3%, to $41.1 million, resulting from a $2.8 million decrease in revenues coupled with a $3.5 million increase in operating expenses. These factors also resulted in a combined KCSR and Gateway Western operating ratio of 85.5% for the first six months of 2000 compared to 83.4% for the same 1999 period.


TRENDS AND OUTLOOK

The Company's second quarter and year to date 2000 diluted earnings per share from continuing operations ($.15 and $.33, respectively) increased 67% and 50%, respectively, compared to the same periods in 1999 ($.09 and $.22, respectively). For both the three and six-month periods ended June 30, 2000, increases in equity earnings related to the Company's investment in Grupo TFM were partially offset by declines in the results of domestic operations. Domestically, income from continuing operations was affected by lower revenues and higher interest expense, partially mitigated by an improvement in operating expenses, despite significantly higher fuel costs. Combined KCSR/Gateway Western revenues declined approximately 2% during second quarter 2000 compared to second quarter 1999 while year to date revenues declined approximately 1% period to period. These revenue declines continue to reflect competitive pricing issues, as well as demand driven traffic declines. Interest expense rose 26% for both the three and six-month periods ended June 30, 2000 compared to the same prior year periods as a result of higher interest rates and amortization of debt costs associated with the re-capitalization, even though average debt balances were lower. Operationally, KCSR and Gateway are operating more efficiently than in 1999 as evidenced by lower operating expenses and certain improved operating measures, such as increased train speeds, faster coal cycle times, lower terminal dwell times, reduced overtime hours and the use of fewer relief crews. In spite of significantly higher diesel fuel costs (which rose approximately 43% and 45% for the three and six months ended June 30, 2000 compared to the same periods in 1999), the Company was able to reduce operating expenses for second quarter 2000 by approximately 2%, primarily due to operational improvements and the easing of congestion at KCSR and Gateway. Grupo TFM results improved for both the three and six-month periods ended June 30, 2000 due primarily to revenue growth and cost containment, as well as the impact of fluctuations in the value of the peso and Mexican inflation on the deferred tax calculation.

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

   The 1999 congestion issues adversely affected service quality. Customers are reacting positively to the service reliability now being provided as a result of management's focused efforts. In the short-term, competitive pricing issues and weak export markets for grain and chemicals will present revenue challenges to the rail operations. However, in the longer term, management believes that, with the effective cost controls and utilization improvements noted, the NAFTA Railway continues to provide an attractive service for shippers and is well-positioned to take advantage of the continued growth potential of NAFTA traffic.

   The Company expects to continue to participate in the earnings/losses from its equity investments in Grupo TFM, Southern Capital and Mexrail. Management does not make any assurances as to the impact that a change in the value of the peso or a change in Mexican inflation will have on the results of Grupo TFM.



LIQUIDITY AND CAPITAL RESOURCES

Unless otherwise indicated, the discussion that follows addresses the liquidity and capital of the continuing operations of the Company.

Summary cash flow data for the continuing operations of the Company is as follows (in millions):

                                                    Six Months
                                                  Ended June 30,
                                                -------------------
                                                 2000        1999
                                                -------     -------
Cash flows provided by (used for):
   Operating activities                         $  28.2     $ 117.9
   Investing activities                           (51.6)      (23.6)
   Financing activities                            45.6       (11.8)
                                                -------     -------
   Cash and equivalents:
    Net increase                                   22.2        82.5
    At beginning of year                           11.9         5.6
                                                -------     -------
    At end of period                            $  34.1     $  88.1
                                                =======     =======


During the six months ended June 30, 2000, the Company's consolidated cash position increased $22.2 million from December 31, 1999. This increase resulted primarily from income from continuing operations, proceeds from the issuance of long-term debt and the issuance of common stock under employee stock plans, partially offset by property acquisitions and debt issuance costs. Net operating cash inflows for the six months ended June 30, 2000 were $28.2 million compared to net operating cash inflows of $117.9 million in the same 1999 period. This $89.7 million decline in operating cash flows was mostly attributable to the 1999 receipt of a $56.6 million dividend from Stilwell. Also contributing to the decline was the payment during 2000 of certain accrued liabilities, including accrued interest of approximately $11.4 million related to KCSI indebtedness, as well as the decline in the contribution of domestic operations to income from continuing operations.

Net investing cash outflows were $51.6 million during the six months ended June 30, 2000 compared to $23.6 million of net investing cash outflows during the comparable 1999 period. This difference results primarily from higher year to date 2000 capital expenditures and higher investments in affiliates (PCRC), partially offset by an increase in funds received from property dispositions. Additionally, during the six months ended June 30, 1999, Stilwell repaid $16.6 million of intercompany debt to the Company.

During the first six months of 2000, financing cash outflows were used primarily for the repayment of debt, debt issuance costs and cash dividends. Financing cash inflows were generated from proceeds from issuance of long-term debt and proceeds from the issuance of common stock under stock plans.

Net financing cash inflows of $45.6 million were provided during the six months ended June 30, 2000 compared with net financing cash outflows of $11.8 million used during the comparable 1999 period. This was due primarily to net borrowings of long-term debt of $43.5 million during the six months ended June 30, 2000 compared to net repayments of $13.8 million during the same 1999 period. Additionally, during the six months ended June 30, 1999, the Company repurchased $23.7 million of common stock compared to no repurchases during 2000. Also, dividends paid during the six months ended June 30, 2000 were $4.8 million compared to $13.4 million in the same 1999 period. Partially offsetting these net increases in cash inflows was a $12.4 million period to period decline in the proceeds received from the issuance of common stock under stock plans.

Cash flows from operations are expected to be positive during the remainder of 2000 arising from operating income, which has historically resulted in positive operating cash flows. Investing activities will continue to use significant amounts of cash. Future roadway improvement projects will be funded by operating cash flows or through borrowings under the Company's existing lines of credit.

In addition to operating cash flows, subsequent to the Spin-off, the Company will have financing available through its various lines of credit with a maximum borrowing amount of $150 million (until January 2001 at which time the line of credit is reduced to $100 million). As of June 30, 2000, $150 million was available under these lines of credit. Because of certain financial covenants contained in the credit agreements, however, maximum utilization of the Company's available lines of credit may be restricted.

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

Additionally, as discussed in "Recent Developments", the Company's debt restructuring in January 2000 included a $200 million term loan that matures on January 11, 2001. During second quarter 2000, the Company reclassified this $200 million term loan from long-term debt to debt due within one year. This debt had previously been classified as a long-term obligation because KCSI had the ability and intent to refinance the obligation on a long-term basis. Following the Spin-off, a portion of the credit facility used to support the long-term classification is no longer available. The Company intends to refinance this term loan prior to its scheduled maturity.

In January 2000, KCSI borrowed $125 million under the Stilwell Credit Facility to retire other debt obligations as discussed in "Recent Developments". Stilwell assumed this credit facility and repaid the $125 million in March 2000. Upon such assumption, KCSI was released from all obligations, and Stilwell became the sole obligor, under the Stilwell Credit Facility. The Company's indebtedness decreased as a result of the assumption of this indebtedness by Stilwell.

The Company believes its operating cash flows and available financing resources are sufficient to fund working capital and other requirements for the remainder of 2000.

The Company's consolidated debt ratio (total debt as a percent of total debt plus equity) - including the equity of Stilwell - at June 30, 2000 was 28.9% compared to 37.2% at December 31, 1999. The Company's debt declined $79.4 million from December 31, 1999 (to $681.5 million at June 30, 2000) as a result of net repayments in connection with the re-capitalization discussed in "Recent Developments" above. Stockholders' equity increased $394.7 million from December 31, 1999. This increase was due primarily to net income and the issuance of common stock under the Employee Stock Purchase Plan and other plans. This increase in equity, coupled with the decline in debt, resulted in a lower debt ratio at June 30, 2000 compared to December 31, 1999.

Assuming the Spin-off had occurred as of June 30, 2000 and December 31, 1999, the Company's debt ratio would have been 51.7% and 61.9%, respectively - a decline of 10.2 percentage points.

Management anticipates that the debt ratio will decrease slightly during the remainder of 2000 as a result of net repayments of indebtedness, profitable operations and proceeds received from the issuance of stock under various stock plans.

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

The Company and its subsidiaries have identified alternative plans in the event that the Company's Year 2000 project does not meet anticipated needs. The Company has made alternative arrangements in the event that critical suppliers, customers, utility providers and other significant third parties experience Year 2000 difficulties.


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


Item 4.  Submission of Matters to a Vote of Security Holders

Note: Share amounts included in this Item 4 have not been restated to reflect the one-for-two reverse stock split that occurred on July 12, 2000.

a) The Company held its 2000 Annual Meeting of Stockholders ("Annual Meeting") on June 15, 2000. A total of 100,650,733 shares of the Common Stock, $.01 per share par value, and Preferred Stock, par value $25.00 per share, or 90.1% of the outstanding voting stock on the record date (111,665,810 shares), was represented at the Annual Meeting, thereby constituting a quorum. These shares voted together as a single class.

b) Proxies for the meeting were solicited pursuant to Regulation 14A; there was no solicitation in opposition to management's nominees for directors as listed in such Proxy Statement and all such nominees were elected. The voting for the election of directors was as follows:

                                                               Total
                                                              Shares

      Election of Two Directors
          (i)   Michael G. Fitt
                     For                                     95,748,026
                     Withheld                                 5,301,062
                                                            -----------
                                    Total                   101,049,088
                                                            ===========


          (ii)  Michael R. Haverty
                     For                                     94,951,317
                     Withheld                                 5,301,062
                                                            -----------
                                    Total                   100,252,379
                                                            ===========


c)    Listed below is the other matter voted on at the Company's Annual Meeting.
      This  matter  is  fully  described  in  the  Company's   Definitive  Proxy
      Statement. The voting was as follows:

                                                               Total
                                                              Shares
      Ratification of the Board of Directors'
      selection of PricewaterhouseCoopers LLP
      as the Company's Independent Accountants for 2000

                     For                                     99,731,602
                     Against                                    557,430
                     Abstentions                                361,702
                     Non-votes                                        -
                                                            -----------
                                    Total                   100,650,734
                                                            ===========

Based upon the majority of affirmative votes of the shares present at the Annual Meeting required for approval, this matter passed.


Item 6.     Exhibits and Reports on Form 8-K

a)     Exhibits


       Exhibit 27.1 -  Financial Data Schedule


b) Reports on Form 8-K

       The Company filed a Current  Report on Form 8-K dated July 12, 2000 under
       Item 2, reporting the tax-free distribution of all of the outstanding shares of common stock of Stilwell Financial Inc. ("Stilwell") to the common stockholders of KCSI. Pro forma financial statements reflecting the departure of Stilwell businesses from the Company's consolidation are included with this Current Report. The Company also reported that under
       Item 5, KCSI's Certificate of Incorporation was amended to effect a one-for-two reverse stock split of KCSI Common stock.

       The Company filed a Current  Report on Form 8-K dated June 15, 2000 under
       Item 5, reporting that the Company's Board of Directors approved the Company's distribution of its shares of its financial service subsidiary, Stilwell Financial Inc., to its common stockholders. The Company also reported under Item 5 that the Securities and Exchange Commission has declared effective the Form 10 Registration Statement for the spin-off of Stilwell.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on August 14, 2000.


Kansas City Southern Industries, Inc.


                              /s/ Robert H. Berry
                                 Robert H. Berry
              Senior Vice President and Chief Financial Officer
                          (Principal Financial Officer)



                             /s/ Louis G. Van Horn
                                Louis G. Van Horn
                        Vice President and Comptroller
                          (Principal Accounting Officer)