Form 10-Q
period 2000-09-30
KANSAS CITY SOUTHERN INDUSTRIES INC
filed 2000-11-17
CIK 54480

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549



            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2000

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


                                   No Changes
         (Former name, former address and former fiscal year,if changed since last report.)

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

          Class                                Outstanding at November 10, 2000
-------------------------------------------------------------------------------

Common Stock, $.01 per share par value                        58,139,002 Shares
-------------------------------------------------------------------------------

                    KANSAS CITY SOUTHERN INDUSTRIES, INC.

                                    FORM 10-Q

                               SEPTEMBER 30, 2000

                                      INDEX

                                                                         Page
                                                                         ----
PART I - FINANCIAL INFORMATION


Item 1.     Financial Statements

Introductory Comments                                                       2


Consolidated Condensed Balance Sheets -
   September 30, 2000 and December 31, 1999                                 3


Consolidated Condensed Statements of Income -
   Three and Nine Months Ended September 30, 2000 and 1999                  4


Computation of Basic and Diluted Earnings per Common Share                  4


Consolidated Condensed Statements of Cash Flows -
   Nine Months Ended September 30, 2000 and 1999                            5


Consolidated Condensed Statements of Changes in Stockholders' Equity -
   Year Ended December 31, 1999 and Nine Months Ended September 30, 2000    6


Notes to Consolidated Condensed Financial Statements                        7



Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            19


Item 3.     Qualitative and Quantitative Disclosures About Market Risk     37


PART II - OTHER INFORMATION


Item 1.     Legal Proceedings                                              38



Item 6.     Exhibits and Reports on Form 8-K                               38


SIGNATURES                                                                 39
----------

                    KANSAS CITY SOUTHERN INDUSTRIES, INC.

                                    FORM 10-Q

                               SEPTEMBER 30, 2000


PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


INTRODUCTORY COMMENTS

The Consolidated Condensed Financial Statements included herein have been prepared by Kansas City Southern Industries, Inc. ("Company" or "KCSI"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Consolidated Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q. Results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results expected for the full year 2000.

On June 14, 2000 KCSI's Board of Directors approved the spin-off of Stilwell Financial Inc. ("Stilwell"), the Company's wholly-owned financial services subsidiary. Stilwell is comprised of Janus Capital Corporation, an approximate 82.3% owned subsidiary; Berger LLC, an approximate 88% owned subsidiary; Nelson Money Managers Plc, an 80% owned subsidiary; DST Systems, Inc., an equity investment in which Stilwell holds an approximate 32% interest; and miscellaneous other financial services subsidiaries and equity investments.

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

As a result of the Spin-off, the accompanying Consolidated Condensed Financial Statements for the three and nine months ended September 30, 2000 reflect the results of operations and cash flows of Stilwell as discontinued operations through the date of the Spin-off (July 12, 2000). Effective with the Spin-off, the net assets of Stilwell have been removed from the consolidated balance sheets for periods subsequent to July 12, 2000. The accompanying Consolidated Condensed Financial Statements for each of the prior year periods presented reflect the financial position, results of operations and cash flows of Stilwell as discontinued operations.

                    KANSAS CITY SOUTHERN INDUSTRIES, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                              (Dollars in Millions)
                                   (Unaudited)


                                                 September 30, December 31,
                                                     2000          1999
                                                 ------------  ------------
ASSETS

Current Assets:
   Cash and equivalents                            $   30.2      $    11.9
   Accounts receivable, net                           119.8          132.2
   Inventories                                         34.2           40.6
   Other current assets                                20.8           23.8
                                                   --------      ---------
      Total current assets                            205.0          208.5

Investments held for operating purposes               361.1          337.1

Properties (net of $614.0 and $578.0 accumulated
   depreciation and amortization, respectively)     1,311.3        1,277.4

Other Assets                                           49.6           34.4

Net Assets of Discontinued Operations
(Stilwell Financial Inc.)                               -            814.6
                                                    -------         ------

   Total assets                                    $1,927.0      $ 2,672.0
                                                   ========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Debt due within one year                        $   13.7      $    10.9
   Accounts and wages payable                          36.3           74.8
   Accrued liabilities                                151.1          168.5
                                                   --------      ---------
      Total current liabilities                       201.1          254.2
                                                   --------      ---------

Other Liabilities:
   Long-term debt                                     671.7          750.0
   Deferred income taxes                              320.2          297.4
   Other deferred credits                              94.5           87.3
                                                   --------      ---------
      Total other liabilities                       1,086.4        1,134.7
                                                   --------      ---------

Stockholders' Equity:
   Preferred stock                                      6.1            6.1
   Common stock                                         0.6            1.1
   Retained earnings                                  632.8        1,167.0
   Accumulated other comprehensive income               -            108.9
                                                   --------      ---------
      Total stockholders' equity                      639.5        1,283.1
                                                   --------      ---------

   Total liabilities and stockholders' equity      $1,927.0      $ 2,672.0
                                                   ========      =========








   See accompanying notes to consolidated condensed financial statements.

                    KANSAS CITY SOUTHERN INDUSTRIES, INC.
                    -------------------------------------
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (Dollars in Millions, Except per Share Data)
                                   (Unaudited)

                                         Three Months         Nine Months
                                      Ended September 30, Ended September 30,
                                      ------------------  -------------------
                                        2000      1999       2000      1999
                                      -------   --------  ---------  --------
Revenues                              $ 144.1   $  149.1    $ 437.4  $  449.7

Costs and expenses                      111.6      120.2      339.9     348.0
Depreciation and amortization            13.8       14.3       42.4      43.0
                                      -------   --------    -------  --------
   Operating Income                      18.7       14.6       55.1      58.7
Equity in net earnings of unconsolidated affiliates:
   Grupo Transportacion Ferroviaria
     Mexicana, S.A. de C.V. ("Grupo TFM") 2.6        3.8       18.8       4.8
   Other                                  1.5        1.3        3.3       3.5
Interest expense                        (22.5)     (14.7)     (58.4)    (43.3)
Other, net                                1.2        1.3        4.8       3.2
                                      -------   --------    -------  --------
   Income from continuing operations
     before income taxes                  1.5        6.3       23.6      26.9
Income tax provision (benefit)           (1.1)       1.7        1.8       9.5
                                      --------  --------    -------  --------
Income from continuing operations         2.6        4.6       21.8      17.4
Income from discontinued operations
   (Note 3)                              23.4       82.7      363.8     214.6
                                      -------    -------     ------    -------
Income before extraordinary item         26.0       87.3      385.6     232.0
Extraordinary items, net of income taxes
   Debt retirement costs - KCSI          (1.1)       -         (7.0)      -
   Debt retirement costs - Grupo TFM     (1.7)       -         (1.7)      -
                                      -------   --------    -------   -------
Net income                               23.2       87.3      376.9     232.0
Other comprehensive income (loss),
   net of tax:                            -        (15.6)       2.2       0.3
                                      -------   --------    -------   -------
Comprehensive income                  $  23.2   $   71.7    $ 379.1  $  232.3
                                      =======   ========    =======  ========
Per Share Data (i)
Basic Earnings per Common share
  Continuing operations               $  0.05   $   0.08    $  0.38   $  0.31
  Discontinued operations                0.40       1.50       6.46      3.90
                                      -------   --------    -------   -------
   Basic Earnings per Common share
     before extraordinary item           0.45       1.58       6.84      4.21
  Extraordinary item, net of income
      taxes                             (0.05)      -         (0.15)      -
                                      -------    -------    -------   -------
   Total Basic Earnings per
     Common share                     $  0.40   $   1.58    $  6.69   $  4.21
                                      =======   ========    =======   =======
Diluted Earnings per Common share
  Continuing operations               $  0.05   $   0.08    $  0.37   $  0.30
  Discontinued operations                0.39       1.43       6.17      3.71
                                      -------   --------    -------   -------
   Diluted Earnings per Common share
     before extraordinary item           0.44       1.51       6.54      4.01
  Extraordinary item, net of income
     taxes                              (0.05)       -        (0.15)      -
                                      -------    -------    -------    ------
    Total Diluted Earnings per
     Common share                     $  0.39   $   1.51    $  6.39   $  4.01
                                     ========   ========    =======   =======
Weighted Average Common Shares Outstanding (in thousands)
   Basic                               57,478     55,242     56,353    55,102
   Potential dilutive common shares     1,380      1,805      1,751     1,887
                                      -------    -------     ------   -------
     Diluted                           58,858     57,047     58,104    56,989
                                      =======    =======     ======   =======
Dividends Per Share:
   Per Preferred share                $   .25   $    .25     $  .75   $   .75
   Per Common share                         -        .08          -       .24

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

                    KANSAS CITY SOUTHERN INDUSTRIES, INC.
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                              (Dollars in Millions)
                                   (Unaudited)

                                                    Nine Months
                                                Ended September 30,
                                                -------------------
                                                  2000       1999
                                                --------   --------
CASH FLOWS PROVIDED BY (USED FOR):

OPERATING ACTIVITIES:
  Net income                                    $  376.9    $ 232.0
  Adjustments to reconcile net income to net
   cash from continuing operations
   Income from discontinued operations            (363.8)    (214.6)
   Depreciation and amortization                    42.4       43.0
   Deferred income taxes                            23.4       19.7
   Equity in undistributed earnings of
      unconsolidated affiliates                    (22.1)      (8.3)
   Transfer from Stilwell                            -         56.6
   Gain on sale of assets                           (3.4)      (0.4)
   Extraordinary items, net of tax                   7.5
   Tax benefit realized upon exercise of stock
      options                                        9.0       12.1
  Changes in working capital items:
   Accounts receivable                              12.4        3.4
   Inventories                                       6.3        2.4
   Other current assets                              2.3        5.3
   Accounts and wages payable                      (32.9)      (7.9)
   Accrued liabilities                             (12.7)      30.9
  Other, net                                         7.0       (3.0)
                                                --------    -------
   Net cash provided by operating activities
      of continuing operations                      52.3      171.2
                                                --------    -------


INVESTING ACTIVITIES:
  Property acquisitions                            (79.0)     (65.6)
  Proceeds from disposal of property                 6.6        0.9
  Investment in and loans with affiliates           (3.8)      15.3
  Other, net                                         1.7       (4.7)
                                                --------    --------
   Net cash used for investing activities of
      continuing operations                        (74.5)     (54.1)
                                                --------    -------


FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt       1,017.0       31.8
  Repayment of long-term debt                     (969.6)     (76.7)
  Proceeds from stock plans                         17.8       26.4
  Stock repurchased                                  -        (24.6)
  Debt issuance costs                              (16.9)       -
  Cash dividends paid                               (4.8)     (17.8)
  Other, net                                        (3.0)        6.6
                                                --------    -------
   Net cash provided by (used for) financing
      activities of continuing operations           40.5      (54.3)
                                                --------    --------


CASH AND EQUIVALENTS:
  Net increase in cash provided by
     continuing operations                          18.3       62.8
  At beginning of year                              11.9        5.6
                                                --------    -------
  At end of period                              $   30.2    $  68.4
                                                ========    =======




   See accompanying notes to consolidated condensed financial statements.

                    KANSAS CITY SOUTHERN INDUSTRIES, INC.
    CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 (Dollars in millions, except share amounts)
                                   (Unaudited)

                                       $1 Par                        Accumulated
                              $25 Par  Series B  $.01 Par             other
                             Preferred Preferred  Common Retained   comprehensive
                               stock     stock     stock Earnings     income       Total
                               -----     -----     ----- --------    -------      ------
Balance at December 31, 1998  $  6.1        --    $  1.1  $ 849.1     $  74.9    $ 931.2

Comprehensive income:
   Net income.......                                        323.3
   Net unrealized gain on                                                39.3
     investments........
    Less: Reclassification
     adjustment for gains
     included in net                                                     (4.4)
     income...............
   Foreign currency
     translation adjustment                                              (0.9)
Comprehensive income....                                                           357.3
Dividends...............                                    (17.9)                 (17.9)
Stock repurchased.......                                    (24.6)                 (24.6)
Options exercised and
stock subscribed........           -          -        -     37.1           -       37.1
                              ------     ------    -----  -------      ------    -------
Balance at December 31, 1999     6.1         --      1.1  1,167.0       108.9    1,283.1
Comprehensive income:
   Net income ..........                                    376.9
   Net unrealized gain on
     investments .........                                                5.9
    Less: Reclassification
     adjustment for gains
     included in net income                                              (1.1)
  Foreign currency
     translation adjustment                                              (2.6)
Comprehensive income........                                                       379.1
Spin-off of Stilwell
   Financial  Inc.                                         (954.1)     (111.1)  (1,065.2)
1-for-2 reverse stock split                        (0.5)      0.5
Dividends ..............                                     (0.2)                  (0.2)
Stock plan shares issued
   from  treasury ........                                    6.3                    6.3
Options exercised and stock
   subscribed .............
                                   -          -       -      36.4           -       36.4
                              ------      -----   -----   -------       -----    -------
Balance at September 30,2000   $ 6.1      $  --  $  0.6   $ 632.8       $  --    $ 639.5
                              ======      =====  ======   =======       =====    =======










   See accompanying notes to consolidated condensed financial statements.

                    KANSAS CITY SOUTHERN INDUSTRIES, INC.
                    -------------------------------------

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. In the opinion of the management of Kansas City Southern Industries, Inc. ("Company" or "KCSI"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal closing procedures) necessary to present fairly the financial position of the Company and its subsidiary companies as of September 30, 2000 and December 31, 1999, the results of operations for the three and nine months ended September 30, 2000 and 1999, and cash flows for the nine months ended September 30, 2000 and 1999.


2. The accompanying consolidated condensed financial statements have been prepared consistently with accounting policies described in Note 2 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year 2000. Certain 1999 information has been reclassified to conform to the current period presentation.


3. On June 14, 2000 KCSI's Board of Directors approved the spin-off of Stilwell Financial Inc. ("Stilwell"), the Company's wholly-owned financial services subsidiary. Stilwell is comprised of Janus Capital Corporation, an approximate 82.3% owned subsidiary; Berger LLC, an approximate 88% owned subsidiary; Nelson Money Managers Plc, an 80% owned subsidiary; DST Systems, Inc., an equity investment in which Stilwell holds an approximate 32% interest; and miscellaneous other financial services subsidiaries and equity investments.

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

As previously disclosed, on July 9, 1999, KCSI received a tax ruling from the Internal Revenue Service ("IRS") which states that for United States federal income tax purposes the Spin-off qualifies as a tax-free distribution under
Section 355 of the Internal Revenue Code of 1986, as amended. Additionally, in February 2000, the Company received a favorable supplementary tax ruling from the IRS to the effect that the assumption of $125 million of KCSI indebtedness by Stilwell would have no effect on the previously issued tax ruling.

Also on July 12, 2000, KCSI completed a reverse stock split whereby every two shares of KCSI common stock was converted into one share of KCSI common stock. All periods presented in the accompanying consolidated condensed financial statements reflect this one-for-two reverse stock split, which had previously been approved by KCSI common stockholders. The total number of KSCI shares immediately following this reverse split was 55,749,947

As a result of the Spin-off, the accompanying consolidated condensed financial statements for the three and nine-month periods ended September 30, 2000 reflect the results of operations and cash flows of Stilwell as discontinued operations through the date of the Spin-off (July 12, 2000). Additionally, effective with the Spin-off, the net assets of Stilwell have been removed from the consolidated balance sheets for periods subsequent to July 12, 2000. The accompanying consolidated condensed financial statements for each of the prior year periods presented reflect the financial position, results of operations and cash flows of Stilwell as discontinued operations.

The following provides a summary of the financial information of Stilwell for the periods indicated. As indicated above, the information for the three and nine month periods ended September 30, 2000 reflect only the operating results of Stilwell through July 12, 2000 - the date of the Spin-off. These amounts were determined based on a pro-rata allocation of each of the income statement components for the month of July based on the percentage obtained by dividing the number of days in July (31) by the number of days prior to the Spin-off
(12). Additionally, because the net assets of Stilwell were removed from the consolidated balance sheets for periods subsequent to July 12, 2000, only balance sheet information for December 31, 1999 is presented.


                               7/1/00-      7/1/99-       1/1/00-      1/1/99-
                               7/12/00      9/30/99       7/12/00      9/30/99
                               -------      -------       -------      -------

Revenues                      $   79.8    $  311.2      $ 1,187.9     $  826.7
Operating expenses                38.8       178.4          646.2        481.2
                              --------       -----       --------        -----

Operating income                  41.0       132.8          541.7        345.5
Equity in earnings of
   unconsolidated affiliates       2.4        11.6           37.0         34.1
Gain on litigation settlement      -           -             44.2          -
Gain on sale of Janus common
   stock                           -           -             15.1          -
Interest expense and other, net    1.0         8.6           18.6         16.1
                                   ---         ---           ----         ----
Pretax income                     44.4       153.0          656.6        395.7
Income tax provision              16.6        55.6          233.3        142.5
Minority interest in consolidated
   earnings                        4.4        14.7           59.5         38.6
                                  ----        ----           ----         ----
Income from discontinued
   operations, net of income
   taxes                       $  23.4     $  82.7        $ 363.8      $ 214.6
                               -------     -------        -------      -------


                                          December 31, 1999
                                          -----------------
Current assets                                      $525.0
Total assets                                       1,231.5
Current liabilities                                  162.5
Total liabilities                                    359.6
Minority interest                                     57.3
Net assets of discontinued operations               $814.6


The following discusses certain agreements between KCSI and certain Janus stockholders. Subsequent to the Spin-off, these agreements and related provisions apply to Stilwell through assignment or through the agreement of Stilwell to meet KCSI's obligations under the agreements.

A stock purchase agreement with Thomas H. Bailey, the Chairman, President and Chief Executive Officer of Janus Capital Corporation ("Janus"), and another Janus stockholder (the "Janus Stock Purchase Agreement") and certain restriction agreements with other Janus minority stockholders contain, among other provisions, mandatory put rights whereby under certain circumstances, Stilwell would be required to purchase the minority interests of such Janus minority stockholders at a fair market value purchase price equal to fifteen times the net after-tax earnings of Janus over the period indicated in the relevant agreement or in some circumstances as determined by an independent appraisal. Under the Janus Stock Purchase Agreement, termination of Mr. Bailey's employment could require a purchase and sale of the Janus common stock held by him. If other minority holders terminated their employment, some or all of their shares also could be subject to mandatory purchase and sale provisions. Certain other minority holders who continue their employment also could exercise puts. The Janus Stock Purchase Agreement, and certain stock purchase agreements and restriction agreements with other minority stockholders that have not been assigned to Stilwell, also contain provisions whereby upon the occurrence of a Change in Ownership (as defined in such agreements) of KCSI (or Stilwell with respect to the Janus Stock Purchase Agreement), KCSI may be required to purchase such holders' Janus stock. The fair market value price for such purchase would be equal to fifteen times the net after-tax earnings of Janus over the period indicated in the relevant agreement or in some circumstances as determined by Janus' Stock Option Committee or as determined by an independent appraisal.

The Janus Stock Purchase Agreement has been assigned to Stilwell and Stilwell has assumed and agreed to discharge KCSI's obligations under that agreement. However, KCSI is obligated as a guarantor of Stilwell's obligations under that agreement. With respect to other restriction agreements not assigned to Stilwell, Stilwell has agreed to perform all of KCSI's obligations under these agreements and KCSI has agreed to transfer all of its benefits and assets under these agreements to Stilwell. In addition, Stilwell has agreed to indemnify KCSI for any and all losses incurred with respect to the Janus Stock Purchase Agreement and all other Janus minority stockholder agreements. However, if Stilwell were unable to meet its obligations with respect to these agreements, KCSI would be obligated to make the payments under these agreements.

If all of the mandatory purchase and sale provisions and all the puts under all Janus minority stockholder agreements had been implemented as of December 31, 1999, and Stilwell had been obligated to purchase such shares, Stilwell would have been required to pay approximately $789 million as of December 31, 1999, and approximately $821 million (unaudited) as of September 30, 2000 (of which KCSI could have been ultimately responsible for approximately $640 million (unaudited) at September 30, 2000, in the event Stilwell was unable to meet its obligations). In the future these amounts may be higher or lower depending on Janus' earnings, fair market value and the timing of the exercise. Payment for the purchase of the respective minority interests is to be made under the Janus Stock Purchase Agreement within 120 days after receiving notification of exercise of the put rights. Under the restriction agreements with certain other Janus minority stockholders, payment for the purchase of the respective minority interests is to be made 30 days after the later to occur of (i) receiving notification of exercise of the put rights or (ii) determination of the purchase price through the independent appraisal process.

If Stilwell had been required to purchase the holders' Janus common stock after a Change in Ownership as of December 31, 1999 and September 30, 2000, the purchase price would have been approximately $899 million and $1,512 million (unaudited) respectively (of which KCSI could have been ultimately responsible for approximately $1,230 million (unaudited) at September 30, 2000, in the event Stilwell was unable to meet its obligations).


4.    Debt Refinancing

o During the third quarter of 2000, the Company completed a $200 million private offering of debt securities through its wholly owned subsidiary, The Kansas City Southern Railway Company ("KCSR"). The offering, completed pursuant to Rule 144A under the Securities Act of 1933 in the United States and Regulation S outside the United States, consisted of 8-year Senior Unsecured Notes. The Notes bear a fixed annual interest rate of 9.5% and are due on October 1, 2008. These Notes contain certain covenants typical of this type of debt instrument. Net proceeds from the offering of $196.5 million were used to refinance existing bank term debt, which was scheduled to mature on January 11, 2001 (see below). Costs related to the issuance of these notes of approximately $4.1 million were deferred and are being amortized over the eight-year term of the Notes.

   In connection with this refinancing, the Company reported an extraordinary loss on the extinguishment of the bank term debt due January 11, 2001. The extraordinary loss was $1.1 million (net of income taxes of $0.7 million).

o Also during the third quarter of 2000, Grupo TFM accomplished a refinancing of approximately $285 million of its Senior Secured Credit Facility through the issuance of a U.S. Commercial Paper ("USCP") program backed by a letter of credit. The USCP is a 2-year program for up to a face value of $310 million. The average discount rate for the first issuance was 6.54%. This refinancing provides the ability for Grupo TFM to pay dividends to both the Company and Transportacion Maritima Mexicana, S.A. de C.V. ("TMM").

     As a result of this refinancing, Grupo TFM recorded approximately $9.2 million in pretax extraordinary debt retirement costs. During the third quarter of 2000, KCSI reported $1.7 million (net of income taxes of $0.1 million) as its proportionate share of these costs as an extraordinary item.


o In preparation for the Spin-off, the Company re-capitalized its debt structure in January 2000 through a series of transactions as follows:

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

     In the first quarter of 2000, the Company reported an extraordinary loss on the extinguishment of the Company's notes and debentures of $5.9 million (net of income taxes of $3.2 million).

     KCS Credit Facility. The KCS Credit Facility provides for a total commitment of $750 million, comprised of three separate term loans totaling $600 million and a revolving credit facility available until January 11, 2006 ("KCS Revolver"). The term loans are comprised of the following: $200 million, which was due January 11, 2001 prior to its refinancing (see discussion above), $150 million due December 30, 2005 and $250 million due December 30, 2006. The availability under the KCS Revolver is $150 million and will be reduced to $100 million on January 2, 2001. Letters of credit are also available under the KCS Revolver up to a limit of $90 million. Borrowings under the KCS Credit Facility are secured by substantially all of KCSI's remaining assets.

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

     Interest on the outstanding loans under the KCS Credit Facility shall accrue at a rate per annum based on the London interbank offered rate ("LIBOR") or the prime rate, as the

     Company  shall  select.  Following completion of the  refinancing  of the
     January 11, 2001 term loan  discussed above,  each  remaining   loan under
     the KCS Credit Facility shall accrue interest at the selected rate plus an applicable margin. The applicable margin is determined by the type of loan and the Company's leverage ratio (defined as the ratio of the Company's total debt to consolidated earnings before interest, taxes, depreciation and amortization excluding the equity earnings of unconsolidated affiliates ("Consolidated EBITDA") for the prior four fiscal quarters). Based on the Company's current leverage ratio, the term loan maturing in 2005 and all loans under the KCS Revolver have an applicable margin of 2.50% per annum for LIBOR priced loans and 1.50% per annum for prime rate priced loans. The term loan maturing in 2006 currently has an applicable margin of 2.75% per annum for LIBOR priced loans and 1.75% per annum for prime rate based loans.

     The KCS Credit Facility also requires the payment to the banks of a commitment fee of 0.50% per annum on the average daily, unused amount of the KCS Revolver. Additionally a fee equal to a per annum rate equal to 0.25% plus the applicable margin for LIBOR priced revolving loans will be paid on any letter of credit issued under the KCS Credit Facility.

     The KCS Credit Facility contains certain covenants, among others, as follows: i) restricts the payment of cash dividends to common stockholders;
     ii) limits annual capital expenditures; iii) requires hedging instruments with respect to at least 50% of the outstanding balances of each of the term loans maturing in 2005 and 2006 to mitigate interest rate risk associated with the new variable rate debt; and iv) provides leverage ratio and interest coverage ratio requirements typical of this type of debt instrument. These covenants, along with other provisions, could restrict maximum utilization of the facility. The Company was in compliance with these various provisions, including the financial covenants, as of September 30, 2000.

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

     Issue costs relating to the KCS Credit Facility of approximately $17.6 million were deferred and are being amortized on a straight-line basis (the difference between the straight-line method and interest method of amortization is not material) over the respective term of the loans. In conjunction with the third quarter 2000 refinancing of the $200 million term loan previously due January 11, 2001, approximately $1.8 million of these deferred costs were immediately recognized. After consideration of normal amortization and this $1.8 million write-off, the remaining balance of these deferred costs was approximately $11.8 million at September 30, 2000.

     Stilwell Credit Facility. On January 11, 2000, KCSI also arranged a new $200 million 364-day senior unsecured competitive Advance/Revolving Credit Facility ("Stilwell Credit Facility"). KCSI borrowed $125 million under this facility and used the proceeds to retire debt obligations as discussed above. Stilwell assumed this credit facility, including the $125 million borrowed thereunder, and upon completion of the Spin-off, KCSI was released from all obligations thereunder. Stilwell repaid the $125 million in March 2000.
                                    Page 11

As a result of the debt refinancing transactions discussed above, extraordinary items for the three and nine months ended September 30, 2000 totaled $2.8 and $8.7 million, respectively (net of income taxes of $0.8 and $4.0 million, respectively).


5. The effect of stock options to employees represent the only difference between the weighted average shares used for the basic earnings per share computation compared to the diluted earnings per share computation. The total incremental shares from assumed conversion of stock options included in the computation of diluted earnings per share were 1,380,139 and 1,750,801, respectively, for the three and nine-month periods ended September 30, 2000, and 1,804,453 and 1,886,757, respectively, for the three and nine-month periods ended September 30, 1999. For the three and nine-month periods ended September 30, 2000, the weighted average of options to purchase 60,000 and 24,276 shares of KCSI common stock, respectively, were excluded from the respective computation of diluted earnings per share because the exercise prices exceeded the average market prices of the common shares. There were options to purchase 77,750 and 40,834 shares excluded from the diluted earnings per share calculations for the three and nine-month periods ended September 30, 1999, respectively, because the exercise prices exceeded the average market prices of the common shares.

The only adjustments that currently affect the numerator of the Company's diluted earnings per share computation include preferred dividends and potentially dilutive securities at certain Stilwell related subsidiaries and affiliates. Because the Spin-off occurred on July 12, 2000 adjustments related to potentially dilutive securities for the three months ended September 30, 2000 were determined by taking a 12 day pro rata percentage of the dilutable securities for the month of July 2000. These adjustments totaled approximately $0.3 million and $5.4 million for the three and nine months ended September 30, 2000 and approximately $1.3 million and $3.1 million for the three and nine-month periods ended September 30, 1999, respectively. These adjustments only affect the diluted earnings per share from discontinued operations computation in the periods presented. Preferred dividends are the only adjustments that affect the numerator of the diluted earnings per share from continuing operations computation. Adjustments related to preferred dividends were not material for the periods presented.

Stock Compensation
In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 was issued to clarify, among other issues: i) the definition of employee for purposes of applying APB 25; ii) the criteria for determining whether a plan qualifies as a non-compensatory plan; iii) the accounting consequence of various modifications to the terms of a previously fixed stock option grant; and iv) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 also addresses the treatment of stock options in the case of spin-off transactions and other equity restructuring. The adoption of FIN 44 during the third quarter of 2000 did not have a material impact on the Company's results of operations, financial position or cash flows. See discussion below regarding the impact of the Spin-off on the Company's accounting for stock transactions.

Effect of Spin-off on Existing Stock Options
As discussed above, FIN 44 addresses the treatment of stock options in the case of spin-off transactions. FIN 44 indicates that changes to fixed stock option grants made to restore the option holder's economic position as a result of a spin-off do not result in additional compensation expense if certain criteria are met: i) the aggregate intrinsic value (difference between the market value per share and exercise price) of the options immediately after the change is not greater than the aggregate intrinsic value of the options immediately before the change; ii) the ratio of the exercise price per option to the market value per share is not reduced; and iii) the vesting provisions and option period of the original option grant remain the same.

As part of the Spin-off, generally holders of an option to purchase one share of KCSI common stock received options to purchase two shares of Stilwell common stock. The option exercise price for the KCSI and Stilwell stock options was prorated based on the market value for KCSI and Stilwell common stock on the date of the Spin-off. The changes made to the Company's fixed stock option grants as a result of the Spin-off resulted in the option holder having the same economic position both before and after the Spin-off. In accordance with the provisions of FIN 44, the Company, therefore, did not record additional compensation expense.

New Compensation Program
In connection with the Spin-off, KCSI adopted a new compensation program (the "Compensation Program") under which (1) certain senior management employees were granted performance based KCSI stock options and (2) all management employees and those directors of KCSI who are not employees (the "Outside Directors") became eligible to purchase a specified number of KCSI restricted shares and were granted a specified number of KCSI stock options for each restricted share purchased. The performance stock options have an exercise price of $5.75 per share, which was the mean trading price of KCSI Common stock on the New York Stock Exchange (the "NYSE") on July 13, 2000. These options expire at the end of 10 years, subject to certain early termination events. These options will vest and become exercisable in equal installments as KCSI's stock price achieves certain thresholds. One third of these options become exercisable upon meeting each threshold. Three years from the date of grant, options not then exercisable become immediately exercisable and expire thirty days thereafter. Vesting will accelerate in the event of a KCSI board-approved change in control of KCSI, death or disability.

The purchase price of the restricted shares, and the exercise price of the stock options granted in connection with the purchase of restricted shares, is based on the mean trading price of KCSI Common stock on the NYSE on the date the employee or Outside Director purchased restricted shares under the Compensation Program. Each eligible employee and Outside Director was allowed to purchase the restricted shares offered under the Compensation Program on one date out of a selection of dates offered. With respect to management employees, the number of shares available for purchase and the number of options granted in connection with shares purchased were based on the compensation level of the employees. Each Outside Director was granted the right to purchase up to 3,000 restricted shares of KCSI, with two KCSI stock options granted in connection with each restricted share purchased. Shares purchased are restricted from sale and the options are not exercisable for a period of three years for senior management and the Outside Directors and two years for other management employees. KCSI provided senior management and the Outside Directors with the option of using a sixty-day interest-bearing full recourse note to purchase these restricted shares. These loans accrued interest at 6.49% per annum and were all fully repaid by September 11, 2000.

Management employees purchased 475,597 shares of KCSI restricted stock under the Compensation Program and 910,697 stock options were granted in connection with the purchase of those restricted shares. Outside Directors purchased a total of 9,000 shares of KCSI restricted stock under the Compensation Program and 18,000 KCSI stock options were granted in connection with the purchase of those shares.


6. The Company's inventories primarily consist of materials and supplies related to rail transportation.


7. Investments in unconsolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control. Investments in unconsolidated affiliates at September 30, 2000 include, among others, equity interests in Grupo Transportacion

Ferroviaria Mexicana, S.A. de C.V. ("Grupo TFM"), Southern Capital Corporation, LLC ("Southern Capital"), Mexrail, Inc. ("Mexrail") and the Panama Canal Railway Company.

The Company is party to certain agreements with TMM covering the Grupo TFM and Mexrail ventures. TMM (together with certain of its affiliates) owns approximately 38.4% of Grupo TFM and 51% of Mexrail. These agreements contain "change in control" provisions, provisions intended to preserve the Company's and TMM's proportionate ownership of the ventures, and super majority provisions with respect to voting on certain significant transactions. Such agreements also provide a right of first refusal in the event that either party initiates a divestiture of its equity interest in Grupo TFM or Mexrail. Under certain circumstances, such agreements could affect the Company's ownership percentage and rights in these equity affiliates.

Condensed financial information of certain unconsolidated affiliates is shown below. Financial information of immaterial unconsolidated affiliates has been omitted:



Financial Condition (dollars in millions):

                          September 30, 2000                 December 31, 1999
                   -----------------------------        ---------------------------
                                             Southern                             Southern
                     Mexrail    Grupo TFM (a)  Capital     Mexrail  Grupo TFM (a)  Capital

Current assets       $  27.5   $   187.8      $    0.2    $  23.9     $  134.4      $  0.1
Non-current assets      42.9     1,872.3         265.0       43.6      1,905.7       274.6
                     -------   ---------      --------    -------     --------     -------
     Assets          $  70.4   $ 2,060.1      $  265.2    $  67.5     $2,040.1      $274.7
                     =======   =========      ========    =======     ========      ======

Current liabilities  $  32.4   $   366.3      $    0.3    $  33.3     $  255.9      $  -
Non-current liabilities  7.0       522.1         206.4        5.7        672.9       218.5
Minority interest        -         356.2            -         -          343.9         -
Equity of stockholders
   and partners         31.0       815.5          58.5       28.5        767.4        56.2
                     -------    --------      ---------   -------     --------      ------
  Liabilities and
      equity            70.4     2,060.1         265.2    $  67.5     $2,040.1      $274.7
                     =======   =========      ========    =======     ========      ======

 KCSI's investment   $  14.7    $  303.3      $   29.2    $  13.7     $  286.5      $ 28.1
                     =======    ========      ========    =======     ========      ======




Operating Results (dollars in millions):

                                  Three Months                Nine Months
                               Ended September 30,          Ended September 30,
                           --------------------------    ------------------------
                                 2000        1999           2000        1999
                               -------      ------        -------     -------
Revenues:
   Mexrail                    $   16.0     $  13.2       $   42.9     $  36.8
   Grupo TFM (a)                 165.2       132.2          475.2       383.9
   Southern Capital                7.6         6.5           23.1        20.9

  Operating costs and expenses:
   Mexrail                    $   13.7     $  12.5       $   39.8     $  35.2
   Grupo TFM (a)                 121.8       104.5          338.8       293.2
   Southern Capital                7.0         5.5           20.9        17.8

  Net income:
   Mexrail                    $    2.3     $   1.3       $    2.4     $   1.7
   Grupo TFM (a)                   0.3        19.2           39.4        21.8
   Southern Capital                0.7         1.1            2.3         5.9

(a)   Grupo TFM is presented on a U.S. GAAP basis.

8.    Noncash Investing and Financing Activities:

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

In first quarter 2000, the Company issued approximately 183,117 shares of KCSI common stock under the Eleventh Offering of the Employee Stock Purchase Plan ("ESPP"). These shares, totaling a purchase price of approximately $6.3 million, were subscribed and paid for through employee payroll deductions in 1999. There were no shares of KCSI common stock issued under an offering of the ESPP during the nine months ended September 30, 1999.

The Company's Board of Directors declared a quarterly dividend of $4.6 million in December 1999, which was paid to common stockholders in January 2000. Upon declaration, the Company reduced retained earnings and recorded a liability for the required payment. During the first quarter of 2000, the Company's Board of Directors announced that, based upon a review of the Company's dividend policy, it decided to suspend common stock dividends of KCSI under the then-existing structure of the Company. This action complies with the terms and covenants of the KCS Credit Facility. It is not anticipated that KCSI will make any cash dividend payments to its common stockholders for the foreseeable future.


9. The following accounting pronouncements are not yet effective, but may have an impact on the Company's consolidated condensed financial statements upon adoption.

Derivative Instruments and Hedging Activities. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities measured at fair value. Initially, the effective date of SFAS 133 was for all fiscal quarters for fiscal years beginning after June 15, 1999. In June 1999, however, the FASB issued Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133", which deferred the effective date of SFAS 133 for one year so that it will be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is reviewing the provisions of SFAS 133 and expects adoption by the required date. The Company is also in the process of determining the impact, if any, of SFAS 133 on the equity earnings reported from unconsolidated affiliates. The adoption of SFAS 133 with respect to existing hedge transactions is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

The Company currently has a program to hedge against fluctuations in the price of diesel fuel, and also enters into fuel purchase commitments from time to time. During 2000 the Company was party in two diesel fuel cap transactions. Each diesel fuel transaction hedged three million gallons of fuel at a cap price of $0.60 per gallon. These hedging instruments expired on June 30, 2000 and March 31, 2000, respectively. The Company received approximately $0.8 million during 2000 related to these diesel fuel cap transactions and recorded the proceeds as a reduction of diesel fuel expense.

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

Further, the Company continues to evaluate alternatives with respect to utilizing foreign currency instruments to hedge its U.S. dollar investments in Grupo TFM as market conditions change or exchange rates fluctuate. Currently, the Company has no outstanding foreign currency derivatives.

Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"), which replaces FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it maintains most of the provisions of SFAS 125 without reconsideration. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. It is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company is currently reviewing the provisions of SFAS 140 and adoption is not expected to have a material impact on the Company's results of operations, financial position or cash flows.


10. Cash Flow presentation of Income Tax Benefit Realized upon Exercise of Nonqualified Stock Options. In July 2000, the EITF released Issue No. 00-15, "Classification in the Statement of Cash Flows of the Income Tax Benefit Realized by a Company upon Employee Exercise of a Nonqualified Stock Option" ("EITF 00-15"). Companies receive an income tax deduction for the difference between the exercise price and the market price of a nonqualified stock option upon exercise by the employee. There is diversity in practice as some companies classify this tax benefit as an operating cash flow in the statement of cash flows, while other companies classify it as a financing activity. KCSI has historically classified this tax benefit as a financing activity in the statement of cash flows. The consensus reached by EITF 00-15 indicates that the income tax benefit realized upon employee exercise of nonqualified stock options should be classified in the operating section of the statement of cash flows. This consensus is effective for quarters ending after July 20, 2000 and comparative cash flow statements must be restated. The Company has adopted the consensus outlined in EITF 00-15 which resulted in a reclassification of related cash flows provided by financing activities to cash flows provided by operating activities for each period presented.


11. The Company has had no significant changes in its outstanding litigation or other contingencies from that previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 other than that reported below.

Duncan Case. In 1998, a jury in Beauregard Parish, Louisiana returned a verdict against KCSR in the amount of $16.3 million. This case arose from a railroad crossing accident that occurred at Oretta, Louisiana on September 11, 1994, in which three individuals were injured. Of the three, one was injured fatally, one was rendered quadriplegic and the third suffered less serious injuries.

Subsequent to the verdict, the trial court held that the plaintiffs were entitled to interest on the judgment from the date the suit was filed, dismissed the verdict against one defendant and reallocated the amount of that verdict to the remaining defendants. The resulting total judgment against KCSR, together with interest, was approximately $28.0 million as of September 30, 2000.

On November 3, 1999, the Third Circuit Court of Appeals in Louisiana affirmed the judgment. Subsequently KCSR sought and obtained review of the case in the Supreme Court of Louisiana. On October 30, 2000 the Supreme Court of Louisiana entered its order affirming in part and reversing in part the judgment. The net effect of the Louisiana Supreme Court action was to reduce the allocation of negligence to KCSR and reduce the judgment, with interest, against KCSR from approximately $28 million to approximately $14.2 million (approximately $9.7 million damages and $4.5 million of interest), which is in excess of KCSR's insurance coverage of $10 million for this case. The Company has filed an application for rehearing in the Supreme Court of Louisiana seeking reversal of the judgment on the basis that the Court's decision is contrary to existing law. If no relief is obtained, the Company may seek relief in the Supreme Court of the United States.

The Company had previously recorded a long-term liability of approximately $3.0 million for this case, which is the amount of the deductible for the $10 million insurance coverage. Although management of KCSR believes it has meritorious defenses and will continue to seek relief from the judgment, it believes, based on the Supreme Court of Louisiana's decision, that it is prudent to record an additional liability of $4.2 million, the amount in excess of the insurance coverage. This amount was recorded as interest expense in the accompanying Consolidated Condensed Financial Statements. In addition, the Company recorded a long-term receivable and long-term liability for $7 million representing the amount of the judgment that will be covered by insurance proceeds.

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

The trial of a group of twenty plaintiffs in the Mississippi lawsuits arising from the chemical release resulted in a jury verdict and judgment in favor of KCSR in June 1999. The jury found that KCSR was not negligent and that the plaintiffs had failed to prove that they were damaged. The trial of the Louisiana class action is scheduled to commence on June 11, 2001. The trial of a second group of Mississippi plaintiffs is scheduled for January of 2002.

KCSR believes that its exposure to liability in these cases is remote. If KCSR were to be found liable for punitive damages in these cases, such a judgment could have a material adverse effect on the Company's results of operations, financial position and cash flows.

Houston Cases. In August 2000, KCSR and certain of its affiliates were added as defendants in lawsuits pending in Jefferson and Harris Counties, Texas. These lawsuits allege damage to approximately 4,000 plaintiffs as a result of an alleged toxic chemical release from a tank car in Houston, Texas on August 21, 1998. Litigation involving the shipper and the delivering carrier has been pending for some time, but KCSR, which handled the car during the course of its transport, was not previously a defendant. On information currently available, the Company believes that the likelihood of its being exposed to material damages in these cases is remote.

Jaroslawicz  Class  Action.  On October 3, 2000,  a lawsuit was filed in the New
York state Supreme Court purporting to be a class action on behalf of the Company's preferred shareholders, and naming the Company, its Board of Directors and Stilwell Financial Inc. as defendants. This lawsuit seeks a declaration that the Company's Spin-off was a defacto liquidation of the Company, alleges violation of Directors' fiduciary duties to the preferred shareholders and also seeks a declaration that the preferred shareholders are entitled to receive the par value of their shares and other relief.

The Company and its counsel believe the suit to be groundless and will defend the matter vigorously.

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

KCSI, a Delaware Corporation organized in 1962, is a diversified holding company with principal operations in rail transportation. As discussed in "Recent Developments", on July 12, 2000 KCSI completed its spin-off of Stilwell Financial Inc. ("Stilwell"), the Company's formerly wholly-owned financial services subsidiary.

The Company supplies its various subsidiaries with managerial, legal, tax, financial and accounting services, in addition to managing certain investments. Kansas City Southern Lines, Inc. ("KCSL"), a wholly-owned subsidiary of KCSI, is the holding company for all of the subsidiaries comprising the Transportation operations. KCSL's principal subsidiaries and affiliates include, among others:

o The Kansas City Southern Railway Company ("KCSR"), a wholly-owned subsidiary of KCSL;
o Gateway Western Railway Company ("Gateway Western"), a wholly-owned subsidiary of KCSR;
o     Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. ("Grupo
   TFM"), an approximate 37% owned unconsolidated affiliate of KCSR.   Grupo
   TFM owns 80% of the common stock of TFM, S.A. de C.V. ("TFM");
o Mexrail, Inc. ("Mexrail"), a 49% owned unconsolidated affiliate of KCSR. Mexrail wholly owns the Texas Mexican Railway Company ("Tex Mex");
o Southern Capital Corporation, LLC ("Southern Capital"), a 50% owned unconsolidated affiliate of KCSR; and
o Panama Canal Railway Company ("PCRC"), an unconsolidated affiliate of which the Company owns 50% of the common stock.

These businesses primarily comprise a railroad system that provides shippers with rail freight service in key commercial and industrial markets of the United States and Mexico.

RECENT DEVELOPMENTS

Spin-off of Stilwell Financial Inc. On June 14, 2000 KCSI's Board of Directors approved the spin-off of Stilwell, the Company's then wholly-owned financial services subsidiary. Stilwell is comprised of Janus Capital Corporation, an approximate 82.3% owned subsidiary; Berger LLC, an approximate 88% owned subsidiary; Nelson Money Managers Plc, an 80% owned subsidiary; DST Systems, Inc., an equity investment in which Stilwell holds an approximate 32% interest; and miscellaneous other financial services subsidiaries and equity investments.

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

As previously disclosed, on July 9, 1999, KCSI received a tax ruling from the Internal Revenue Service ("IRS") which states that for United States federal income tax purposes the Spin-off qualifies as a tax-free distribution under
Section 355 of the Internal Revenue Code of 1986, as amended. Additionally, in February 2000, the Company received a favorable supplementary tax ruling from the IRS to the effect that the assumption of $125 million of KCSI indebtedness by Stilwell would have no effect on the previously issued tax ruling.


KCSI Reverse Stock Split. Also on July 12, 2000, KCSI completed a reverse stock split whereby every two shares of KCSI common stock were converted into one share of KCSI common stock. Earnings per share computations for each period discussed herein reflect this one-for-two reverse stock split. KCSI common stockholders approved this reverse stock split in 1998.


KCSI Adds New Director. On August 17, 2000, Byron G. Thompson was named as a director of KCSI. Mr. Thompson has served as Chairman of the Board of Country Club Bank, n.a., Kansas City since February 1985. Prior to that time, Mr. Thompson served as Vice Chairman of Investment Banking at United Missouri Bank of Kansas City and as a member of the Board of United Missouri Bancshares, Inc.

Duncan Case Update. In 1998, a jury in Beauregard Parish,Louisiana returned a verdict against KCSR in the amount of $16.3 million. This case arose from a railroad crossing accident that occurred at Oretta, Louisiana on September 11, 1994, in which three individuals were injured. Of the three, one was injured fatally, one was rendered quadriplegic and the third suffere less serious injuries.

Subsequent to the verdict, the trial court held that the plaintiffs were entitled to interest on the judgment from the date the suit was filed, dismissed the verdict against one defendant and reallocated the amount of that verdict to the remaining defendants. The resulting total judgment against KCSR, together with interest, was approximately $28.0 million as of September 30, 2000.

On November 3, 1999, the Third Circuit Court of Appeals in Louisiana affirmed the judgment. Subsequently KCSR sought and obtained review of the case in the Supreme Court of Louisiana. On October 30, 2000 the Supreme Court of Louisiana entered its order affirming in part and reversing in part the judgment. The net effect of the Louisiana Supreme Court action was to reduce the allocation of negligence to KCSR and reduce the judgment, with interest, against KCSR from approximately $28 million to approximately $14.2 million (approximately $9.7 million of damages and $4.5 million of interest), which is in excess of KCSR's insurance coverage of $10 million for this case. The Company has filed an application for rehearing in the Supreme Court of

Louisiana seeking reversal of the judgment on the basis that the Court's decision is contrary to existing law. If no relief is obtained, the Company may seek relief in the Supreme Court of the United States.

The Company had previously recorded a long-term liability of approximately $3.0 million for this case, which is the amount of the deductible for the $10 million insurance coverage. Although management of KCSR believes it has meritorious defenses and will continue to seek relief from the judgment, it believes, based on the Supreme Court of Louisiana's decision, that it is prudent to record an additional liability of $4.2 million, the amount in excess of the insurance coverage. This amount was recorded as interest expense in the accompanying Consolidated Condensed Financial Statements. In addition, the Company recorded a long-term receivable and long-term liability for $7 million representing the amount of the judgment that will be covered by insurance proceeds.


Debt Refinancing and Re-capitalization of the Company's Debt Structure.

o During the third quarter of 2000, the Company announced the completion of a $200 million private offering of debt securities through its wholly owned subsidiary, KCSR. The offering, completed pursuant to Rule 144A under the Securities Act of 1933 in the United States and Regulation S outside the United States, consisted of 8-year Senior Unsecured Notes. The Notes bear a fixed annual interest rate of 9.5% and are due on October 1, 2008. These Notes contain certain covenants typical of this type of debt instrument. Net proceeds from the offering of $196.5 million were used to refinance existing bank term debt, which was scheduled to mature on January 11, 2001 (see below). Costs related to the issuance of these notes of approximately $4.1 million were deferred and are being amortized over the eight-year term of the Notes.

   In connection with this refinancing, the Company reported an extraordinary loss on the extinguishment of the bank term debt due January 11, 2001. The extraordinary loss was $1.1 million (net of income taxes of $0.7 million).

o Also during the third quarter of 2000, Grupo TFM accomplished a refinancing of approximately $285 million of its Senior Secured Credit Facility through the issuance of a U.S. Commercial Paper ("USCP") program backed by a letter of credit. The USCP is a 2-year program for up to a face value of $310 million. The average discount rate for the first issuance was 6.54%. This refinancing provides the ability for Grupo TFM to pay dividends to both the Company and Transportacion Maritima Mexicana, S.A. de C.V. ("TMM").

   As a result of this refinancing, Grupo TFM recorded approximately $9.2 million in pretax extraordinary debt retirement costs. During the third quarter of 2000, KCSI reported $1.7 million (net of income taxes of $0.1 million) as its proportionate share of these costs as an extraordinary item.

o In preparation for the Spin-off, the Company re-capitalized its debt structure in January 2000 through a series of transactions as follows:

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

     In first quarter 2000, the Company reported an extraordinary loss on the extinguishment of the Company's notes and debentures of approximately $5.9 million (net of income taxes of approximately $3.2 million).

     KCS Credit Facility. The KCS Credit Facility provides for a total commitment of $750 million, comprised of three separate term loans totaling $600 million and a revolving credit facility available until January 11, 2006 ("KCS Revolver"). The term loans are comprised of the following: $200 million, which was due January 11, 2001 prior to its refinancing (see discussion above), $150 million due December 30, 2005 and $250 million due December 30, 2006. The availability under the KCS Revolver is $150 million and will be reduced to $100 million on January 2, 2001. Letters of credit are also available under the KCS Revolver up to a limit of $90 million. Borrowings under the KCS Credit Facility are secured by substantially all of KCSI's remaining assets.

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

     Interest on the outstanding loans under the KCS Credit Facility shall accrue at a rate per annum based on the London interbank offered rate ("LIBOR") or the prime rate, as the Company shall select. Following completion of the refinancing of the January 11, 2001 term loan discussed above, each remaining loan under the KCS Credit Facility shall accrue interest at the selected rate plus an applicable margin. The applicable margin is determined by the type of loan and the Company's leverage ratio (defined as the ratio of the Company's total debt to consolidated earnings before interest, taxes, depreciation and amortization excluding the equity earnings of unconsolidated affiliates ("Consolidated EBITDA") for the prior four fiscal quarters). Based on the Company's current leverage ratio, the term loan maturing in 2005 and all loans under the KCS Revolver have an applicable margin of 2.50% per annum for LIBOR priced loans and 1.50% per annum for prime rate priced loans. The term loan maturing in 2006 currently has an applicable margin of 2.75% per annum for LIBOR priced loans and 1.75% per annum for prime rate based loans.

     The KCS Credit Facility also requires the payment to the banks of a commitment fee of 0.50% per annum on the average daily, unused amount of the KCS Revolver. Additionally a fee equal to a per annum rate equal to 0.25% plus the applicable margin for LIBOR priced revolving loans will be paid on any letter of credit issued under the KCS Credit Facility.

     The KCS Credit Facility contains certain covenants, among others, as follows: i) restricts the payment of cash dividends to common stockholders;
     ii) limits annual capital expenditures; iii) requires hedging instruments with respect to at least 50% of the outstanding balances of each of the term loans maturing in 2005 and 2006 to mitigate interest rate risk associated with the new variable rate debt; and iv) provides leverage ratio and interest coverage ratio requirements typical of this type of debt instrument. These covenants, along with other provisions, could restrict maximum utilization of the facility. The Company was in compliance with these various provisions, including the financial covenants, as of September 30, 2000.

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

     Issue costs relating to the KCS Credit Facility of approximately $17.6 million were deferred and are being amortized on a straight-line basis (the difference between the straight-line method and interest method of amortization is not material) over the respective term of the loans. In conjunction with the third quarter 2000 refinancing of the $200 million term loan previously due January 11, 2001, approximately $1.8 million of these deferred costs were immediately recognized. After consideration of amortization and this $1.8 million write-off, the remaining balance of these deferred costs was approximately $11.8 million at September 30, 2000.

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

As a result of the debt refinancing transactions discussed above, extraordinary items for the three and nine months ended September 30, 2000 totaled $2.8 and $8.7 million, respectively (net of income taxes of $0.8 and $4.0 million, respectively).


Dividends Suspended for KCSI Common Stock. During the first quarter of 2000, the Company's Board of Directors announced that, based upon a review of the Company's dividend policy in conjunction with the New Credit Facilities discussed above and in light of the anticipated Spin-off, it decided to suspend common stock dividends of KCSI under the existing structure of the Company. This action complies with the terms and covenants of the New Credit Facilities. It is not anticipated that KCSI will make any cash dividend payments to its common stockholders for the foreseeable future.


Expiration of the Capital Call Related to TFM. In conjunction with the financing of TFM in 1997, the Company entered into a Capital Contribution Agreement ("Agreement") with Grupo TFM, TMM and the financing institutions of TFM. This Agreement extended for a three year period through June 30, 2000 and outlined the terms whereby the Company could be responsible for approximately $74 million of a capital call if certain performance benchmarks outlined in the Agreement were not met by TFM. In accordance with its terms, the Agreement has terminated.


New Compensation Program. In connection with the Spin-off, KCSI adopted a new compensation program (the "Compensation Program") under which (1) certain senior management employees were granted performance based KCSI stock options and (2) all management employees and those directors of KCSI who are not employees (the "Outside Directors") became eligible to purchase a specified number of KCSI restricted shares and were granted a specified number of KCSI stock options for each restricted share purchased. The performance stock options have an exercise price of $5.75 per share, which was the mean trading price of KCSI Common stock on the New York Stock Exchange (the "NYSE") on July 13, 2000. These options expire at the end of 10 years, subject to certain early termination events. These options will vest and become exercisable in equal installments as KCSI's stock price achieves certain thresholds. One third of these options become exercisable upon meeting each threshold. Three years from the date of grant options not then exercisable become immediately exercisable and expire thirty days thereafter. Vesting will accelerate in the event of a KCSI board-approved change in control of KCSI, death or disability.

The purchase price of the restricted shares, and the exercise price of the stock options granted in connection with the purchase of restricted shares, is based on the mean trading price of KCSI Common stock on the NYSE on the date the employee or Outside Director purchased restricted shares under the Compensation Program. Each eligible employee and Outside Director was allowed to purchase the restricted shares offered under the Compensation Program on one date out of a selection of dates offered. With respect to management employees, the number of shares available for purchase and the number of options granted in connection with shares purchased were based on the compensation level of the employees. Each Outside Director was granted the right to purchase up to 3,000 restricted shares of KCSI, with two KCSI stock options granted in connection with each restricted share purchased. Shares purchased are restricted from sale and the options are not exercisable for a period of three years for senior management and the Outside Directors and two years for other management employees. KCSI provided senior management and the Outside Directors with the option of using a sixty-day interest-bearing full recourse note to purchase these restricted shares. These loans accrued interest at 6.49% per annum and were all fully repaid on September 11, 2000.

Management employees purchased 475,597 shares of KCSI restricted stock under the Compensation Program and 910,697 stock options were granted in connection with the purchase of those restricted shares. Outside Directors purchased a total of 9,000 shares of KCSI restricted stock under the Compensation Program and 18,000 KCSI stock options were granted in connection with the purchase of those shares.


Burlington Northern Santa Fe Railway and Canadian National Railway Merger. In December 1999, BNSF and CN announced their intention to combine the two railroad companies. In March 2000, however, this combination was delayed when the STB issued a 15-month moratorium on railroad mergers until the STB can adopt new rules governing merger activities. In July 2000, the STB's moratorium was upheld by the United States Court of Appeals for the District of Columbia. Subsequent to the court's decision, BNSF and CN announced the termination of their proposed merger.


Norfolk Southern Haulage and Marketing Agreement. In May 2000, KCSR and Norfolk Southern entered into an agreement under which KCSR provides haulage services for intermodal traffic between Meridian and Dallas and receives fees for such services from Norfolk Southern. Under this agreement, Norfolk Southern may quote rates and enter into transportation service contracts with shippers and receivers covering this haulage traffic.



RESULTS OF OPERATIONS

The Company reported third quarter 2000 income from continuing operations of $2.6 million ($.05 per diluted share) compared to $4.6 million ($.08 per diluted share) in the third quarter of 1999. This $2.0 million decrease resulted primarily from higher U. S. operating income of $4.1 million (28%) and a decrease in the income tax provision of $2.8 million (due primarily to certain non-taxable items in third quarter 2000) partially offset by a $1.2 million decrease in equity earnings of Grupo TFM and an increase in interest expense of $7.8 million. The Company reported income from discontinued operations (i.e. Stilwell) of $23.4 million ($0.39 per diluted share) in the third quarter of 2000, which was derived through a pro-rata allocation of the net income of Stilwell for the 12 days of operations in July 2000 prior to the Spin-off. This pro-rata allocation was determined by dividing the net income for July 2000 by the number of days in July (31) and then multiplying that product by 12. Income from discontinued operations was $82.7 million ($1.43 per diluted share) in third quarter 1999. The Company reported extraordinary items of $2.8 million (($.05) per diluted share) in third quarter 2000 as described further below. There were no extraordinary items reported during the third quarter of 1999. The Company reported net income of $23.2 million ($.39 per diluted share) for the third quarter of 2000 versus $87.3 million ($1.51 per diluted share) in the third quarter of 1999.

For the nine months ended September 30, 2000, income from continuing operations increased $4.4 million, or 25%, to $21.8 million ($.37 per diluted share) from $17.4 million ($.30 per diluted share) for the nine months ended September 30, 1999. A $14.0 million year to date increase in equity earnings from Grupo TFM was partially offset by a decline in U.S. operating income of $3.6 million and an increase in interest expense of $15.1 million during the nine months ended September 30, 2000 compared to the same 1999 period. Also contributing to the increase was an improvement in income tax expense of $7.7 million year over year due to certain third quarter 2000 non-taxable items as well as a lower effective tax rate related to the Company's equity earnings from Grupo TFM. Income from discontinued operations was $363.8 million ($6.17 per diluted share) for the nine months ended September 30, 2000 compared to $214.6 million ($3.71 per diluted share) in the same 1999 period primarily due to higher average assets under management coupled with improving operating margins period to period. Income from discontinued operations for the nine months ended September 30, 2000 includes only 12 days of operating results for the third quarter of 2000 as determined through the allocation method outlined above. The Company reported extraordinary items of $8.7 million (($.15) per diluted share) during the nine months ended September 30, 2000 as described further below. There were no extraordinary items reported during 1999. Net income of the Company was $376.9 million ($6.39 per diluted share) for the nine months ended September 30, 2000 compared to $232.0 million ($4.01 per diluted share) for the nine months ended September 30, 1999.


Extraordinary items
During the third quarter of 2000, the Company refinanced $200 million of bank debt due January 11, 2001 with a $200 million private offering of 8-year Senior Unsecured Notes. In connection with this refinancing, KCSI recorded extraordinary debt retirement costs of approximately $1.1 million (net of income taxes of $0.7 million). Additionally, during the third quarter of 2000, Grupo TFM refinanced $300 million of bank debt with a U.S. Commercial Paper program. KCSI recorded its $1.7 million (net of income taxes of $0.1 million) proportionate share of extraordinary debt retirement costs related to this refinancing by Grupo TFM.

In anticipation of the Spin-off, the Company re-capitalized its debt structure during January 2000 whereby KCSI retired approximately $398 million in long-term indebtedness prior to their scheduled maturities. Accordingly, KCSI recorded extraordinary debt retirement costs of approximately $5.9 million (net of income taxes of $3.2 million), or (10 cents) per diluted share, in first quarter 2000.

Extraordinary items for the nine months ended September 30, 2000 totaled $8.7 million (net of income taxes of $4 million) or (15 cents) per diluted share.

Continuing Operations

The discussion that follows addresses the results of operations of the continuing operations of the Company. The revenue and expense information presented herein for the combined KCSR/Gateway Western reflects the results of KCSR/Gateway Western operating companies on a stand-alone basis. The results of KCSR or Gateway Western subsidiaries and affiliates are excluded.

The following tables summarize the income statement components of the continuing operations of the Company, provide a detailed analysis of KCSR/Gateway Western revenues and carloads and provide a detailed analysis of KCSR/Gateway Western expenses, as applicable, for the three and nine-month periods ended September 30, 2000 and September 30, 1999, respectively (in millions):

                                      Three Months            Nine Months
                                    Ended September 30,   Ended September 30,
                                    -------------------     -------------------
                                     2000        1999         2000       1999
                                   -------      -------     -------    -------

Revenues                           $ 144.1       $ 149.1    $ 437.4    $ 449.7
Costs and expenses                   111.6         120.2      339.9      348.0
Depreciation and amortization         13.8          14.3       42.4       43.0
                                   -------        ------    -------    -------

Operating income                      18.7          14.6       55.1       58.7
Equity in net earnings of
  unconsolidated affiliates:
   Grupo TFM                           2.6           3.8       18.8        4.8
   Other                               1.5           1.3        3.3        3.5
Interest expense                     (22.5)        (14.7)     (58.4)     (43.3)
Other, net                             1.2           1.3        4.8        3.2
                                   -------       -------    -------    -------
   Income from continuing operations
     before income taxes               1.5           6.3       23.6       26.9
Income tax provision (benefit)        (1.1)          1.7        1.8        9.5
                                   -------       -------    -------    -------


   Income from continuing operations  $2.6          $4.6      $21.8      $17.4
                                   =======       =======    =======    =======



                                                                          Carloads and
                                     Revenues                           Intermodal Units
                                   (in millions)                         (in thousands)
                            Three months        Nine months       Three months     Nine months
                           ended Sept. 30,    ended Sept. 30,    ended Sept. 30,  ended Sept. 30,
                            2000     1999     2000       1999     2000    1999    2000      1999
                           ------   ------    ------    ------   ------  ------  ------    ------
General commodities:
   Chemical and petroleum  $ 31.8   $ 33.4   $  96.3    $100.8     39.3    41.7    117.5    126.3
   Paper and forest          26.9     26.5      80.4      78.4     39.7    42.5    121.9    126.1
   Agricultural and mineral  30.0     30.1      92.5      93.5     41.1    44.1    127.3    133.6
                          -------  -------   -------   -------  -------  ------  -------  -------
Total general commodities    88.7     90.0     269.2     272.7    120.1   128.3    366.7    386.0
Intermodal and automotive    15.9     15.7      47.0      43.0     73.4    64.3    194.7    171.9
Coal                         27.0     30.2      82.3      86.5     49.3    52.4    143.8    150.8
                          -------  -------   -------   -------  -------  ------  -------  -------
Carloads and related
  revenues                  131.6    135.9     398.5     402.2    242.8   245.0    705.2    708.7
 Other rail-related revenues 10.9     11.0      32.3      35.9
                          -------  -------   -------   -------  -------  ------   ------  -------
  Total KCSR/Gateway
      Western revenues
      and carloads          142.5    146.9     430.8     438.1    242.8   245.0    705.2    708.7
   Other revenues             1.6      2.2       6.6      11.6
                          -------  -------   -------   -------  ------- -------  -------  -------
Total KCSI Revenues       $ 144.1  $ 149.1   $ 437.4   $ 449.7
                          =======  =======   =======   =======



                                 Three Months        Nine Months
                              Ended September 30,   Ended September 30,
                              -------------------  --------------------
                                2000       1999      2000       1999
                              --------   -------   --------   -------

Salaries, wages and benefits  $  48.8    $ 50.5    $ 144.9    $ 147.5
Fuel                             12.2       8.6       35.3       24.4
Materials and supplies            7.5       8.7       23.6       26.5
Car Hire                          4.1       5.8       11.1       16.4
Purchased services               11.1      12.7       35.9       35.8
Casualties and insurance          7.6       8.9       20.3       21.3
Operating leases                 13.9      12.9       42.5       38.3
Depreciation and amortization    13.0      13.1       39.4       39.5
Other                             5.8       7.9       18.2       23.1
                              -------    ------    -------     ------
   Total KCSR/Gateway Western
     expenses                   124.0     129.1      371.2      372.8
   Other expenses                 1.4       5.4       11.1       18.2
                              -------    ------    -------     ------
     Total KCSI expenses      $ 125.4    $134.5    $ 382.3    $ 391.0
                              =======    ======    =======    =======

Three Months Ended September 30, 2000 Compared With The Three
Months Ended September 30, 1999

      Income from Continuing Operations. The Company reported income from continuing operations of $2.6 million for the three months ended September 30, 2000 compared with $4.6 million for the three months ended September 30, 1999. This $2.0 million decrease resulted primarily from higher U. S. operating income of $4.1 million (28%) and a decrease in the income tax provision of $2.8 million (due primarily to certain non-taxable items in third quarter 2000) partially offset by a $1.2 million decrease in equity earnings of Grupo TFM and an increase in interest expense of $7.8.

      Revenues. Revenues for the third quarter of 2000 totaled $144.1 million versus $149.1 million in the third quarter of 1999. This $5.0 million decrease resulted primarily from lower combined KCSR/Gateway Western revenues of approximately $4.4 million due to competitive pricing pressures and demand driven traffic declines. Although the congestion issues that affected KCSR/Gateway Western revenues during the third quarter of 1999 have been eliminated, third quarter 2000 KCSR/Gateway Western revenues were lower primarily due to weakness in coal and chemical and petroleum product traffic. Lower unit coal revenues resulted from a reduction in tons delivered and changes in the length of haul. Miscellaneous chemical revenues were lower due to demand driven traffic declines while soda ash revenues declined because of a new export terminal on the origin railroad, which led to volume reductions. These declines were partially offset by growth in paper and forest product revenues arising primarily from higher revenues per carload delivered.

      Operating Expenses. Third quarter operating expenses were reduced by $9.1 million, to $125.4 million for the three months ended September 30, 2000 from $134.5 million for the three months ended September 30, 1999. Contributing to this decline was a $3.0 million revision to the estimate of the allowance for doubtful accounts based on collection of approximately $1.8 million of a receivable and agreement for payment on the remaining amount. Additionally, in spite of diesel fuel costs, which rose approximately 42% quarter to quarter, third quarter 2000 operating costs declined primarily due to operational efficiencies and the easing of congestion at KCSR/Gateway Western. These operational improvements led to a quarter over quarter decrease in salaries, wages and fringe benefits, car hire, purchased services and casualties and insurance expenses. In addition to higher fuel costs, these expense reductions were partially offset by higher lease expense associated with 50 new locomotives leased in fourth quarter 1999. The combined KCSR/Gateway Western operating ratio for the third quarter of 2000 was 87.0% compared to 87.8% in the same 1999 period.

      Interest Expense. Interest expense for the three months ended September 30, 2000 increased $7.8 million, or 53% from the prior year quarter. Approximately $3.6 million of this increase was due to lower overall debt balances offset by higher interest rates and amortization of debt issuance costs associated with the debt re-capitalization in January 2000. The remaining $4.2 million increase relates to non-recurring interest costs associated with the judgment in the Duncan Case discussed in "Recent Developments".

      Unconsolidated Affiliates. The Company recorded equity earnings of $4.1 million from unconsolidated affiliates for the three months ended September 30, 2000 compared to $5.1 million for the three months ended September 30, 1999. This decline is attributed primarily to equity earnings from Grupo TFM, which fell $1.2 million quarter to quarter (excluding the impact of the extraordinary item discussed above). Grupo TFM's continued operating improvements during the third quarter of 2000 were impacted by an increase in other expenses related mostly to losses on the sale of certain property and inventory. Additionally, third quarter 1999 results included a $10.7 million deferred tax benefit (calculated under U.S. generally accepted accounting principles - "U.S. GAAP") caused by a then weakening peso. For the third quarter of 2000, the deferred tax benefit under U.S. GAAP was $0.1 million (excluding the impact of the extraordinary item). Grupo TFM's revenues increased 25% quarter to quarter while operating costs rose due primarily to higher fuel costs (87%) and higher car hire costs (123%) due to increased traffic volumes and congestion related issues at the U.S. Mexican border. As a result of higher operating income, Grupo TFM's operating ratio improved to 76.9% in the third quarter of 2000 versus 79.1% in the third quarter of 1999. Results of Grupo TFM are reported herein on an U.S. GAAP basis.


Combined KCSR/Gateway Western Operating Results. The following provides a comparative analysis of the revenue and expense components of KCSR/Gateway Western operating companies for the quarter ended September 30, 2000 versus the quarter ended September 30, 1999:

Revenues

      Combined KCSR/Gateway Western revenues decreased approximately $4.4 million quarter to quarter as declines in coal and chemicals and petroleum were offset by increases in paper and forest products and intermodal and automotive revenues.

      Coal. Coal revenues declined $3.2 million, or 10.6%, for the three months ended September 30, 2000 compared with the three months ended September 30, 1999. Lower coal revenues were attributable to an approximate 10% decline in tons delivered coupled with a decline in revenue per carload due to changes in length of haul. Partially offsetting these traffic declines was the easing of the congestion, which affected third quarter 1999 coal revenues.

      Chemical and petroleum products. For the three months ended September 30, 2000, chemical and petroleum product revenues decreased $1.6 million, or 4.8%, compared with the same 1999 period. Miscellaneous chemical revenues were approximately 5% lower due to demand driven traffic declines while soda ash revenues declined approximately $1.1 million, or 71%, due to a merger within the chemical industry and a new dedicated soda ash terminal opening on a competing railroad, which diverted soda ash movements from KCSR. Management expects soda ash revenues to remain weak during the remainder of 2000 and into 2001.

      Paper and forest products. Paper and forest product revenues increased $0.4 million, or 1.5%, quarter to quarter primarily due to increased demand for pulp/paper and lumber products. Management believes that the market for paper and forest products will continue to improve during the remainder of 2000 compared to the weak market demand experienced in 1999. Further, management believes there is potential for an increase in shipments to Mexico due to higher demand for woodpulp and scrap paper, and a potential market for lumber and panel products as frame and panel construction methods become more widely accepted in Mexico.

      Agricultural and mineral products. Agricultural and mineral product revenues for the third quarter of 2000 were $30.0 million compared with $30.1 million for the third quarter of 1999. Increases in domestic grain and food product revenues arising from higher demand and changes in product mix and length of haul were offset by declines in export grain revenues, metal/scrap and military/other revenues. Export grain movements continue to be impacted by competitive pricing issues and a weakness in the export market.

      Intermodal and automotive. Intermodal and automotive revenues were $15.9 million for the three months ended September 30, 2000 compared to $15.7 million for the three months ended September 30, 1999. This $0.2 million increase was comprised of an increase in automotive revenues of $1.3 million partially offset by lower intermodal revenues of $1.1 million. Lower intermodal revenues resulted primarily from the fourth quarter 1999 closure of two intermodal facilities that were not meeting expectations and were not profitable. These closures have resulted in lower revenues, but also have improved operating efficiency and profitability of this business sector. Additionally, during the second quarter of 2000, the Company entered into a marketing agreement with the Norfolk
Southern Corporation ("NS") whereby the Company has agreed to perform haulage services for NS from Meridian, Mississippi to Dallas, Texas for an agreed upon haulage fee. Currently there are two trains operating per day with the expectation that this will increase in the future. A portion of this haulage traffic has replaced previous carload intermodal traffic and some of the traffic is incremental to the Company. A portion of the third quarter decline in intermodal revenues results from the NS haulage traffic that replaced existing intermodal revenues as KCSR is now receiving a smaller per unit haulage fee than the share of revenue it received as part of the intermodal movement. This traffic, however, is more profitable to KCSR as certain costs such as fuel, car hire are borne by NS. In the long term, intermodal revenues are expected to increase as a result of incremental business gained from this haulage agreement. Automotive traffic has increased due, in part, to an agreement reached with General Motors for automobile parts traffic originating in the upper midwest of the United States and terminating in Mexico. Also contributing to the increase in automotive revenues was additional traffic handled by Gateway Western from Mexico, Missouri to Kansas City originating from the NS. Management expects that both intermodal and automotive revenues will increase during the remainder of 2000, primarily related to the relationships with NS and CN/IC.

Costs and Expenses

      For the three months ended September 30, 2000, KCSR/Gateway Western operating expenses decreased $5.1 million from the same three month period in 1999, largely due to lower salaries and wages, car hire, materials and supplies, and purchased services expense, partially offset by an increase in fuel costs, as well as higher locomotive lease and maintenance costs.

      Salaries, Wages and Benefits. Salaries, wages and benefits expense for the three months ended September 30, 2000 decreased $1.7 million, or 3.4%, versus the comparable 1999 period. Wage increases to certain classes of union employees were more than offset by reduced employee counts, lower overall overtime costs, and the use of fewer relief crews. Improvements in operating efficiencies during third quarter 2000, as well as the absence of congestion related issues that existed during third quarter 1999, contributed to the decline in overtime and relief crew costs.

      Fuel. For the three months ended September 30, 2000, fuel expense increased $3.6 million, or 41.9%, compared to the three months ended September 30, 1999, as a result of a 77% increase in the average fuel price per gallon, partially offset by a 25% decrease in fuel usage. Fuel costs represented approximately 9.8% of total KCSR/Gateway Western operating expenses compared to 6.7% in 1999. While higher market prices have significantly impacted overall fuel costs, improved fuel efficiency was achieved as a result of the lease of the 50 new locomotives by KCSR in late 1999 as well as an aggressive fuel conservation program initiated in mid-1999.

      Car Hire. For the third quarter of 2000, car hire expense, (car hire payable, net of receivables), declined $1.7 million, or 29.3%, compared to the third quarter of 1999. Net car hire costs declined as a result of lower rail cars on-line primarily due to improved operations and the easing of congestion compared to third quarter 1999.

      Casualties and Insurance. For the three months ended September 30, 2000, casualties and insurance expense decreased $1.3 million compared with the three months ended September 30, 1999, reflecting lower derailment costs (two significant derailments in third quarter 1999) partially offset by higher personal injury-related costs incurred during the third quarter of 2000.

      Operating Leases. For the quarter ending September 30, 2000, operating lease expense increased $1.0 million, or 7.8%, compared to the third quarter of 1999, as a result of the 50 new GE 4400 AC locomotives leased during the fourth quarter of 1999.

      Depreciation and Amortization. Depreciation and amortization expense was $13.0 for the three months ended September 30, 2000 compared to $13.1 million for the three months ended September 30, 1999 due to increases in the asset base offset by property retirements and lower STB approved depreciation rates.

      Operating Income and Operating Ratio. Operating income for the three months ended September 30, 2000 increased $0.7 million, or 3.9%, compared to the same three-month period in 1999. This improvement in operating income resulted from a 3.0% decrease in revenues offset by a 3.9% decline in operating expenses. These factors also resulted in a combined KCSR/Gateway Western operating ratio of 87.0% in the third quarter of 2000 compared to 87.8% in the third quarter of 1999.

Nine Months Ended September 30, 2000 Compared With The Nine Months Ended September 30, 1999

      Income from Continuing Operations. The Company reported income from continuing operations of $21.8 million for the nine months ended September 30, 2000 compared with $17.4 million for the nine months ended September 30, 1999. This $4.4 million period over period increase resulted primarily from a $14.0 million year to date increase in equity earnings from Grupo TFM partially offset by a decline in U.S. operating income of $3.6 million and an increase in interest expense of $15.1 million. Also contributing to the increase was an improvement in income tax expense of $7.7 million due to certain third quarter 2000 non-taxable items as well as a lower effective tax rate related to the Company's equity earnings from Grupo TFM.

      Revenues. Revenues totaled $437.4 million for the first nine months of 2000 versus $449.7 million in the comparable period in 1999. This $12.3 million, or 2.7%, decrease resulted from lower combined KCSR/Gateway Western revenues of approximately $7.3 million, as well as lower revenues at several smaller transportation companies due to demand driven declines. Similar to the third quarter of 2000, combined KCSR/Gateway Western revenues decreased primarily due to competitive pricing pressures and demand driven traffic declines in coal and chemical and petroleum products partially offset by increased paper and forest product and automotive traffic.

      Operating Expenses. Operating expenses decreased $8.7 million period to period in spite of diesel fuel costs, which increased $10.9 million, or 45%, in the first nine months of 2000 compared to the same period in 1999. Operational efficiencies at KCSR/ Gateway Western led to a decrease in salaries and wages, car hire, materials/supplies and other expense. Also contributing to the decline in operating expenses was a $3.0 million revision to the estimate of the allowance for doubtful accounts as discussed in the third quarter analysis. These declines were offset by higher fuel costs and higher lease expense associated with 50 new locomotives leased in fourth quarter 1999.

      Interest Expense. Interest expense for year to date 2000 increased $15.1 million, or 35%, from the prior year period. Approximately $10.9 million of this increase was due to lower overall debt balances offset by higher interest rates and amortization of debt issuance costs associated with the debt re-capitalization in January 2000. The remaining $4.2 million increase relates to non-recurring interest costs associated with the judgment in the Duncan Case discussed in "Recent Developments".

      Unconsolidated Affiliates. The Company recorded equity earnings of $22.1 million from unconsolidated affiliates for the nine months ended September 30, 2000 compared to $8.3 million for the nine months ended September 30, 1999. The increase is attributed primarily to equity earnings from Grupo TFM, reflecting continued operating improvements and the tax impact of inflation and fluctuations in the valuation of the peso versus the U.S. dollar. Grupo TFM's operating ratio improved to 72.4% for year to date 2000 versus 76.4% for the comparable 1999 period as revenues increased approximately 24% year over year.


Combined KCSR/Gateway Western Operating Results. The following provides a comparative analysis of the revenue and expense components of KCSR/Gateway Western operating companies for the nine months ended September 30, 2000 versus the nine months ended September 30, 1999:

Revenues

      Combined KCSR/Gateway Western revenues decreased approximately $7.3 million period to period as a result of declines in coal, chemical and petroleum, agriculture and mineral and haulage revenues offset by increases in paper and forest product and intermodal and automotive revenues.

      Coal. Coal revenues declined $4.2 million, or 4.9%, for the nine months ended September 30, 2000 compared with the nine months ended September 30, 1999. Lower unit coal traffic resulted from the same factors as those discussed in the third quarter analysis. Coal accounted for 20.7% and 21.5% of total carload revenues for the nine months ended September 30, 2000 and 1999, respectively.

      Chemical and petroleum products. For the nine months ended September 30, 2000, chemical and petroleum product revenues decreased $4.5 million, or 4.5%, compared with the same 1999 period. This decrease results primarily from soda ash revenues, which declined due to a new facility opened on a competitor's rail line as discussed in the third quarter analysis. Chemical and petroleum products accounted for 24.2% of total carload revenues for the nine months ended September 30, 2000 versus 25.1% for the nine months ended September 30, 1999.

      Paper and forest products. Paper and forest product revenues increased $2.0 million, or 2.6%, period to period as a result of an increased demand for paper/pulp products and lumber products. This increased demand results from the expansion of several paper mills that are directly served by KCSR. Paper and forest products accounted for 20.2% and 19.5% of total carload revenues for the nine months ended September 30, 2000 and 1999, respectively.

      Agricultural and mineral products. Agricultural and mineral product revenues decreased $1.0 million, or 1.1%, for the nine months ended September 30, 2000 compared with the nine months ended September 30, 1999. This decline is comprised of lower export grain revenues due to competitive pricing pressures and weakness in the export market and military/other revenues due to a 1999 National Guard move from Camp Shelby, Mississippi to Fort Irving, California. These declines were partially offset by higher metal/scrap revenues relating to an increase in domestic oil exploration, which uses steel, one of the products that KCSR/Gateway Western transports, in its process. Agricultural and mineral products accounted for 23.2% of total carload revenues for each of the nine months ended September 30, 2000 and 1999.

      Intermodal and Automotive. Intermodal and automotive revenues increased $4.0 million, or 9.3%, for year to date 2000 compared to year to date 1999. Similar to third quarter, this improvement is comprised of an increase in automotive revenues, which more than doubled period to period, partially offset by a decline in intermodal revenues. Intermodal and automotive revenues accounted for 11.8% and 10.7% of total carload revenues for the nine months ended September 30, 2000 and 1999, respectively.

Costs and Expenses

      For the nine months ended September 30, 2000, KCSR/Gateway Western operating expenses decreased $1.6 million from the same nine-month period in 1999. Declines in salaries and wages, car hire and materials/supplies expense (arising primarily from improved operations and easing of congestion) were partially offset by higher fuel costs and lease expenses as discussed in the third quarter analysis.

      Salaries, Wages and Benefits. Salaries, wages and benefits expense for the nine months ended September 30, 2000 decreased $2.6 million versus the comparable 1999 period. Similar to third quarter, wage increases to certain classes of union employees were offset by reduced employee counts, lower overall overtime costs, and the use of fewer relief crews. Improvements in operating efficiencies during the first nine months of 2000, as well as the absence of congestion-related issues that existed during the third quarter of 1999 contributed to the decline in overtime and relief crew costs.

      Fuel. For the nine months ended September 30, 2000, fuel expense increased approximately 44.7% compared to the nine months ended September 30, 1999. Similar to third quarter, an increase in the average fuel price per gallon of approximately 64% was offset by a decrease in fuel usage of approximately 12%. Improved fuel efficiency was achieved as a result of the lease of the 50 new fuel-efficient locomotives by KCSR in late 1999 as well as an aggressive fuel conservation program initiated in mid-1999. Fuel costs represented approximately 9.5% of total KCSR/Gateway Western operating expenses compared to 6.5% in 1999.

      Car Hire. For the nine months ended September 30, 2000, car hire expense declined $5.3 million, or 32.3%, compared to the same nine-month period in 1999. This improvement was driven by improved operations and the easing of congestion. During 1999, KCSR/Gateway Western experienced significant congestion-related issues.

      Casualties and Insurance. For the nine months ended September 30, 2000, casualties and insurance expense decreased $1.0 million compared with the nine months ended September 30, 1999, reflecting lower derailment costs partially offset by higher personal injury-related costs.

      Operating Leases. For the nine months ended September 30, 2000, operating lease expense increased $4.2 million, or 11.0%, compared to the nine months ended September 30, 1999 primarily as a result of the 50 new GE 4400 AC locomotives leased during the fourth quarter of 1999.

      Depreciation and Amortization. Depreciation and amortization expense was $39.4 million for the nine months ended September 30, 2000 compared to $39.5 million for the nine months ended September 30, 1999 due to property acquisitions offset by property retirements and lower STB approved depreciation rates.

      Operating Income and Operating Ratio. Operating income for the nine months ended September 30, 2000 decreased $5.7 million, or 8.7%, to $59.6 million, resulting from a $7.3 million decrease in revenues and a $1.6 million decrease in operating expenses. These factors also resulted in a combined KCSR/Gateway Western operating ratio of 86.0% for year to date 2000 compared to 84.9% for the same 1999 period.



TRENDS AND OUTLOOK

The Company's third quarter and year to date 2000 diluted earnings per share from continuing operations ($.05 and $.37, respectively) decreased 38% and increased 23%, respectively, compared to the same periods in 1999 ($.08 and $.30, respectively). KCSI's 2000 results have been favorably affected by the ongoing results of the investment in Grupo TFM as well as KCSR/Gateway Western's success in maintaining an effective operating cost structure. Domestically, however, the Company's results continue to be affected by competitive revenue pressures, higher fuel costs and higher interest costs. Combined KCSR/Gateway Western revenues declined approximately 3% during the third quarter of 2000 compared to the third quarter of 1999 while year to date revenues declined approximately 2% period to period. These revenue declines continue to reflect competitive pricing issues, as well as demand driven traffic declines. Interest expense rose approximately 53% and 35% for the three and nine-month periods ended September 30, 2000, respectively, compared to the same prior year periods. Higher interest rates and the amortization of debt costs associated with the re-capitalization offset lower debt balances. Additionally, third quarter and year to date results included $4.2 million of non-recurring interest costs associated with the Duncan Case. Operationally, KCSR and Gateway are operating more efficiently than in 1999 as evidenced by lower operating expenses and certain improved operating measures, such as increased train speeds, faster coal cycle times, lower terminal dwell times, reduced overtime hours and the use of fewer relief crews. Despite significantly higher diesel fuel costs (which rose approximately 42% and 45% for the three and nine months ended September 30, 2000, respectively), the Company was able to reduce operating expenses by approximately 6.8% and 2.2% for the third quarter and year to date 2000, respectively. These reduced operating expenses were primarily due to operational improvements and the easing of congestion at KCSR and Gateway Western. Also contributing to this decline in operating expenses was a $3.0 million revision to the estimate of the allowance for doubtful accounts based on collection of approximately $1.8 million of a receivable and agreement for payment on the remaining amount. Grupo TFM operating income improved for both the three and nine-month periods ended September 30, 2000 due primarily to revenue growth and cost containment.

A current outlook for the Company's businesses for the remainder of 2000 is as follows (refer to the first paragraph of "Overview" section of this Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, regarding forward-looking comments):

   Management expects that general commodities, intermodal and automotive traffic will continue to be largely dependent on economic trends within certain industries in the geographic region served by the railroads comprising the NAFTA Railway. Based on anticipated traffic levels, revenue for general freight and intermodal/automotive traffic for the remainder of 2000 is not expected to fluctuate significantly compared to 1999. Coal revenue, however, is expected to decline in fourth quarter 2000 compared to fourth quarter 1999 due to a coal customer reducing excess stockpiles. Variable costs and expenses are expected to be at levels proportionate with revenue activity, except for fuel expenses, which are expected to mirror market conditions.

   The 1999 congestion issues adversely affected service quality. Customers are reacting positively to the service reliability now being provided as a result of management's focused efforts. In the short-term, lower coal traffic, competitive pricing issues and weak export markets for grain and chemicals will present revenue challenges to the rail operations. However, in the longer term, management believes that, with the effective cost controls and utilization improvements noted, the NAFTA Railway continues to provide an attractive service for shippers and is well-positioned to take advantage of the continued growth potential of NAFTA traffic.

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

Summary cash flow data for the continuing operations of the Company is as follows (in millions):

                                                    Nine Months
                                                 Ended September 30,
                                                   2000       1999
Cash flows provided by (used for):
   Operating activities                         $  52.3     $ 171.2
   Investing activities                           (74.5)      (54.1)
   Financing activities                            40.5       (54.3)
                                                -------     --------
   Cash and equivalents:
    Net increase                                   18.3        62.8
    At beginning of year                           11.9         5.6
                                                -------     -------
    At end of period                            $  30.2     $  68.4
                                                =======     =======

During the nine months ended September 30, 2000, the Company's consolidated cash position increased $18.3 million from December 31, 1999. This increase resulted primarily from income from continuing operations, net proceeds from the issuance of long-term debt and the issuance of common stock under employee stock plans, partially offset by changes in working capital balances, property acquisitions and debt issuance costs. Net operating cash inflows were $52.3 million and $171.2 million for the nine months ended September 30, 2000 and 1999, respectively. This $118.9 million decline in operating cash flows was mostly attributable to the 1999 receipt of a $56.6 million transfer from Stilwell. Also contributing to the decline was the payment during 2000 of certain accounts payable and accrued liabilities, including accrued interest of approximately $11.4 million related to KCSI indebtedness, as well as a decline in the contribution of domestic operations to income from continuing operations.

Net investing cash outflows were $74.5 million and $54.1 million during the nine months ended September 30, 2000 and 1999, respectively. This $20.4 million difference results primarily from higher year to date 2000 capital expenditures and higher investments in affiliates, partially offset by an increase in funds received from property dispositions. Additionally, during the nine months ended September 30, 1999, Stilwell repaid $16.6 million of intercompany debt to the Company.

During the first nine months of 2000, financing cash outflows were used primarily for the repayment of debt, debt issuance costs and cash dividends. Financing cash inflows were generated from proceeds from issuance of long-term debt and proceeds from the issuance of common stock under stock plans.

Net financing cash inflows were $40.5 million for the nine months ended September 30, 2000 compared with net financing cash outflows of $54.3 million during the comparable 1999 period. This difference was primarily due to $47.4 million of net long-term borrowings year to date 2000 compared to net repayments of $44.9 million during the same 1999 period. Additionally, during the nine months ended September 30, 1999, the Company repurchased $24.6 million of common stock compared to no repurchases during 2000. Also, dividends paid during the nine months ended September 30, 2000 were $4.8 million compared to $17.8 million in the same 1999 period. Partially offsetting these net increases in cash inflows was an $8.6 million period to period decline in the proceeds received from the issuance of common stock under stock plans, as well as costs associated with the debt transactions in 2000.

Cash flows from operations are expected to be positive during the remainder of 2000 arising from operating income, which has historically resulted in positive operating cash flows. Investing activities will continue to use significant amounts of cash. Future roadway improvement projects will be funded by operating cash flows or through borrowings under existing lines of credit.

In addition to operating cash flows, the Company has financing available through its various lines of credit with a maximum borrowing amount of $150 million (until January 2001 at which time the line of credit is reduced to $100 million). As of September 30, 2000, $145 million was available under these lines of credit. These credit agreements contain, among other provisions, various financial covenants. The Company was in compliance with these various provisions, including the financial covenants, as of September 30, 2000. Because of certain financial covenants contained in the credit agreements, however, maximum utilization of the Company's available lines of credit may be restricted.

The Company also has a Universal Shelf Registration Statement ("Registration Statement") filed in September 1993, as amended in April 1996 for the offering of up to $500 million in aggregate amount of securities. The Securities and Exchange Commission declared the Registration Statement effective on April 22, 1996; however, no securities have been issued. The Company has not engaged an underwriter for these securities and has no current plans to issue securities under this Registration Statement. Subject to any restrictions under the KCS Credit Facility, management expects that any net proceeds from the sale of securities under the Registration Statement would be added to the general funds of the Company and used principally for general corporate purposes, including working capital, capital expenditures, and acquisitions of or investments in businesses and assets.

As discussed in "Recent Developments", the Company has a net long term liability of $7.2 million relating to the judgment from the Supreme Court of Louisiana in the Duncan Case. If the Company does not receive relief through its application for rehearing with the Supreme Court of Louisiana, the Company will consider the options of satisfying the judgment or seeking relief in the Supreme Court of the United States. Should the Company elect to satisfy the judgment, the $7.2 million would be reclassified to a current liability. Through its available cash balances and credit facilities, the Company believes it has the necessary liquidity to meet this obligation.

As discussed in "Recent Developments", in the third quarter of 2000 the Company refinanced a $200 million term loan due January 11, 2001 with $200 million of 8-year Senior Unsecured Notes. The Notes bear a fixed annual interest rate of 9.5% and are due on October 1, 2008.

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

As discussed previously, in preparation for the Spin-off, KCSI completed a re-capitalization of its debt structure in January 2000. As part of the re-capitalization, the Company refinanced public debt and revolving credit facilities. The Company believes this capital structure provides the necessary liquidity to meet anticipated operating, capital and debt service requirements and other commitments for the remainder of 2000 and 2001.

Assuming the Spin-off had occurred as of December 31, 1999, the Company's consolidated ratio of debt to total capitalization was 51.7% at September 30, 2000 compared to 61.9% at December 31, 1999. The Company's debt declined $75.5 million from December 31, 1999 to $685.4 million at September 30, 2000 as a result of net repayments in connection with the re-capitalization discussed in "Recent Developments". Excluding the equity of Stilwell, the Company's stockholders' equity increased $171.0 million from December 31, 1999 to $639.5 million at September 30, 2000. This increase was due primarily to income from continuing operations, the issuance of common stock under the Employee Stock Purchase Plan and other plans, as well as the $125 million of debt assumed by Stilwell. This increase in equity, coupled with the decline in debt, resulted in a lower ratio of debt to total capitalization at September 30, 2000 compared to December 31, 1999.

Management anticipates that the ratio of debt to total capitalization will remain flat during the remainder of 2000.

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


Item 6.     Exhibits and Reports on Form 8-K

a)     Exhibits


       Exhibit 27.1 -  Financial Data Schedule


b) Reports on Form 8-K

       The Company filed a Current Report on Form 8-K/A dated July 12, 2000 under Item 2, reporting the tax-free distribution of all of the outstanding shares of common stock of Stilwell Financial Inc. ("Stilwell") to the common stockholders of KCSI. Pro forma financial statements reflecting the departure of Stilwell businesses from the Company's consolidation are included with this Current Report. The Company also reported that under Item 5, KCSI's Certificate of Incorporation was amended to effect a one-for-two reverse stock split of KCSI Common stock.

       The Company filed a Current Report on Form 8-K dated September 11, 2000 under Item 5, reporting the Company's announcement of the commencement of a private offering of $200 million of 8-year Senior Unsecured Notes pursuant to Rule 144A and Regulation S.

       The Company filed a Current Report on Form 8-K dated September 27, 2000 under Item 5, reporting the completion of the previously announced $200 million debt securities offering.

       The Company filed a Current Report on Form 8-K dated October 31, 2000 under Item 9, furnishing a press release of the Company's third quarter and year to date 2000 operating results and certain other financial information. These items (including exhibits furnished under Item 7) were furnished under Item 9 of this Current Report on Form 8-K pursuant to Regulation FD and are not deemed to be filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on November 17, 2000.


Kansas City Southern Industries, Inc.


                              /s/ Robert H. Berry
--------------------------------------------------------
                                Robert H. Berry
              Senior Vice President and Chief Financial Officer
                         (Principal Financial Officer)



                             /s/ Louis G. Van Horn
--------------------------------------------------------
                               Louis G. Van Horn
                        Vice President and Comptroller
                          (Principal Accounting Officer)