Form 10-Q/A
period 2000-09-30
KANSAS CITY SOUTHERN INDUSTRIES INC
filed 2001-01-16
CIK 54480

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

Common Stock, $.01 per share par value                     58,139,002 Shares
------------------------------------------------------------------------------

                    KANSAS CITY SOUTHERN INDUSTRIES, INC.

                                   FORM 10-Q/A
                               SEPTEMBER 30, 2000

                                      INDEX

                                                                         Page

PART I - FINANCIAL INFORMATION


Item 1.     Financial Statements

Introductory Comments                                                       2


Consolidated Condensed Balance Sheets -
   September 30, 2000 and December 31, 1999                                 4


Consolidated Condensed Statements of Income -
   Three and Nine Months Ended September 30, 2000 and 1999                  5


Computation of Basic and Diluted Earnings per Common Share                  5


Consolidated Condensed Statements of Cash Flows -
   Nine Months Ended September 30, 2000 and 1999                            6


Consolidated Condensed Statements of Changes in Stockholders' Equity -
   Year Ended December 31, 1999 and Nine Months Ended September 30, 2000    7


Notes to Consolidated Condensed Financial Statements                        8



Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            19


Item 3.     Qualitative and Quantitative Disclosures About Market Risk     37


PART II - OTHER INFORMATION


Item 1.     Legal Proceedings                                              38



Item 6.     Exhibits and Reports on Form 8-K                               38


SIGNATURES                                                                 39
----------

                    KANSAS CITY SOUTHERN INDUSTRIES, INC.

                                   FORM 10-Q/A
                               SEPTEMBER 30, 2000


PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


INTRODUCTORY COMMENTS

Restatement of Financial Statements
The Company has restated its consolidated balance sheet as of September 30, 2000 to present the $14.2 million liability and $7.0 million receivable associated with the Duncan case (see Note 12 of the Consolidated Condensed Financial Statements) as current. These amounts had previously been classified as long-term. Additionally, the Company has restated its consolidated statements of income for the three and nine month periods ended September 30, 2000 to present the $4.2 million attributed to interest in the Duncan Case judgment in "Cost and Expenses". This amount had previously been classified as "Interest Expense". These revisions had no impact on income from continuing operations, net income, earnings per share or on total shareholders' equity as previously reported.

The Consolidated Condensed Financial Statements included herein have been prepared by Kansas City Southern Industries, Inc. ("Company" or "KCSI"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Consolidated Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q/A. Results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results expected for the full year 2000.

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

                    KANSAS CITY SOUTHERN INDUSTRIES, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                              (Dollars in Millions)
                                   (Unaudited)



                                                 September 30, December 31,
                                                     2000          1999
                                                 ------------  ------------
                                                   Restated
ASSETS

Current Assets:
   Cash and equivalents                            $   30.2      $    11.9
   Accounts receivable, net                           119.8          132.2
   Inventories                                         34.2           40.6
   Other current assets                                27.8           23.8
                                                   --------      ---------
      Total current assets                            212.0          208.5

Investments held for operating purposes               361.1          337.1

Properties (net of $614.0 and $578.0 accumulated
   depreciation and amortization, respectively)     1,311.3        1,277.4

Other Assets                                           42.6           34.4

Net Assets of Discontinued Operations
 (Stilwell Financial Inc.)                              -            814.6
                                                    -------        -------

   Total assets                                    $1,927.0      $ 2,672.0
                                                   ========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Debt due within one year                        $   13.7      $    10.9
   Accounts and wages payable                          36.3           74.8
   Accrued liabilities                                165.3          168.5
                                                   --------      ---------
      Total current liabilities                       215.3          254.2
                                                   --------      ---------

Other Liabilities:
   Long-term debt                                     671.7          750.0
   Deferred income taxes                              320.2          297.4
   Other deferred credits                              80.3           87.3
                                                   --------      ---------
      Total other liabilities                       1,072.2        1,134.7
                                                   --------      ---------

Stockholders' Equity:
   Preferred stock                                      6.1            6.1
   Common stock                                         0.6            1.1
   Retained earnings                                  632.8        1,167.0
   Accumulated other comprehensive income               -            108.9
                                                   --------      ---------
      Total stockholders' equity                      639.5        1,283.1
                                                   --------      ---------

   Total liabilities and stockholders' equity      $1,927.0      $ 2,672.0
                                                   ========      =========






   See accompanying notes to consolidated condensed financial statements.

                    KANSAS CITY SOUTHERN INDUSTRIES, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (Dollars in Millions, Except per Share Data)
                                   (Unaudited)

                                                   Three Months          Nine Months
                                                Ended September 30,   Ended September 30,
                                                -------------------   -------------------
                                                  2000      1999       2000      1999
                                                --------  --------    -------- --------
                                                Restated              Restated

Revenues                                        $ 144.1   $  149.1    $ 437.4  $  449.7

Costs and expenses                                115.8      120.2      344.1     348.0
Depreciation and amortization                      13.8       14.3       42.4      43.0
                                                -------   --------    -------  --------
   Operating Income                                14.5       14.6       50.9      58.7

Equity in net earnings of unconsolidated affiliates:
   Grupo Transportacion Ferroviaria
     Mexicana, S.A. de C.V.("Grupo TFM")            2.6        3.8       18.8       4.8
   Other                                            1.5        1.3        3.3       3.5
Interest expense                                  (18.3)     (14.7)     (54.2)    (43.3)
Other, net                                          1.2        1.3        4.8       3.2
                                                -------   --------    -------  --------
   Income from continuing operations
     before income taxes                            1.5        6.3       23.6      26.9

Income tax provision (benefit)                     (1.1)       1.7        1.8       9.5
                                                --------  --------    -------  --------

Income from continuing operations                   2.6        4.6       21.8      17.4

Income from discontinued operations (Note 3)       23.4       82.7      363.8     214.6
                                                --------    -------   -------   -------

Income before extraordinary item                   26.0       87.3      385.6     232.0

Extraordinary items, net of income taxes
   Debt retirement costs - KCSI                    (1.1)       -         (7.0)      -
   Debt retirement costs - Grupo TFM               (1.7)       -         (1.7)      -
                                                --------  --------    -------  --------

Net income                                         23.2       87.3      376.9     232.0
Other comprehensive income (loss, net of tax:       -        (15.6)       2.2       0.3
                                                -------   --------    -------  --------
Comprehensive income                            $  23.2   $   71.7    $ 379.1  $  232.3
                                                =======   ========    =======  ========

Per Share Data (i)
Basic Earnings per Common share
  Continuing operations                         $  0.05   $   0.08    $  0.38  $   0.31
  Discontinued operations                          0.40       1.50       6.46      3.90
                                                -------   --------    -------  --------
   Basic Earnings per Common share
     before extraordinary item                     0.45       1.58       6.84      4.21
  Extraordinary item, net of income taxes         (0.05)      -         (0.15)     -
                                                -------   --------    -------  --------
   Total Basic Earnings per Common share
                                                $  0.40   $   1.58    $  6.69  $   4.21
                                                =======   ========    =======  ========

Diluted Earnings per Common share
  Continuing operations                         $  0.05   $   0.08    $  0.37  $   0.30
  Discontinued operations                          0.39       1.43       6.17      3.71
                                                -------   --------    -------  --------
   Diluted Earnings per Common share
     before extraordinary item                     0.44       1.51       6.54      4.01
  Extraordinary item, net of income taxes         (0.05)      -         (0.15)     -
                                                 -------    ------    -------  --------
   Total Diluted Earnings per Common share      $  0.39    $  1.51    $  6.39   $  4.01
                                                =======    =======    =======   =======

Weighted Average Common Shares Outstanding (in thousands)
   Basic                                         57,478     55,242     56,353    55,102
   Potential dilutive common shares               1,380      1,805      1,751     1,887
                                                -------    -------     ------   -------
     Diluted                                     58,858     57,047     58,104    56,989
                                                =======    =======     ======   =======

Dividends Per Share:
   Per Preferred share                          $   .25   $    .25    $   .75  $    .75
   Per Common share                                   -        .08          -       .24

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

                    KANSAS CITY SOUTHERN INDUSTRIES, INC.
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                              (Dollars in Millions)
                                   (Unaudited)

                                                            Nine Months
                                                        Ended September 30,
                                                        -------------------
                                                          2000       1999
                                                        -------     ------
CASH FLOWS PROVIDED BY (USED FOR):

OPERATING ACTIVITIES:
  Net income                                           $  376.9    $ 232.0
  Adjustments to reconcile net income to net cash
   from continuing operations
   Income from discontinued operations                   (363.8)    (214.6)
   Depreciation and amortization                           42.4       43.0
   Deferred income taxes                                   23.4       19.7
   Equity in undistributed earnings of unconsolidated
      affiliates                                          (22.1)      (8.3)
   Transfer from Stilwell                                   -         56.6
   Gain on sale of assets                                  (3.4)      (0.4)
   Extraordinary items, net of tax                          7.5
   Tax benefit realized upon exercise of stock options      9.0       12.1
  Changes in working capital items:
   Accounts receivable                                     12.4        3.4
   Inventories                                              6.3        2.4
   Other current assets                                     2.3        5.3
   Accounts and wages payable                             (32.9)      (7.9)
   Accrued liabilities                                    (12.7)      30.9
  Other, net                                                7.0       (3.0)
                                                       --------    -------
   Net cash provided by operating activities of
      continuing operations                                52.3      171.2
                                                       --------    -------


INVESTING ACTIVITIES:
  Property acquisitions                                   (79.0)     (65.6)
  Proceeds from disposal of property                        6.6        0.9
  Investment in and loans with affiliates                  (3.8)      15.3
  Other, net                                                1.7       (4.7)
                                                       --------    -------
   Net cash used for investing activities of
      continuing operations                               (74.5)     (54.1)
                                                       --------    -------


FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt              1,017.0       31.8
  Repayment of long-term debt                            (969.6)     (76.7)
  Proceeds from stock plans                                17.8       26.4
  Stock repurchased                                         -        (24.6)
  Debt issuance costs                                     (16.9)       -
  Cash dividends paid                                      (4.8)     (17.8)
  Other, net                                               (3.0)       6.6
                                                       --------    -------
   Net cash provided by (used for) financing
      activities of continuing operations                  40.5      (54.3)
                                                       --------    -------


CASH AND EQUIVALENTS:
  Net increase in cash provided by                         18.3       62.8
      continuing operations
  At beginning of year                                     11.9        5.6
                                                       --------    -------
  At end of period                                     $   30.2    $  68.4
                                                       ========    =======


     See accompanying notes to consolidated condensed financial statements.

                    KANSAS CITY SOUTHERN INDUSTRIES, INC.
    CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 (Dollars in millions, except share amounts)
                                   (Unaudited)

                                         $1 Par                         Accumulated
                              $25 Par   Series B   $.01 Par                other
                             Preferred  Preferred   Common   Retained  comprehensive
                              stock     Stock       stock    Earnings      income        Total
                             ---------  ---------  --------  --------  -------------    -------

Balance at December 31, 1998   $   6.1     $   --   $   1.1  $  849.1       $   74.9    $ 931.2
-----------------------------
Comprehensive income:
   Net income................                                   323.3
   Net unrealized gain
    on investments..........                                                    39.3
    Less: Reclassification
      adjustment for gains
      included in net income                                                    (4.4)
   Foreign currency translation
     adjustment..............                                                   (0.9)
Comprehensive income.........                                                             357.3

Dividends...............                                        (17.9)                    (17.9)

Stock repurchased.......                                        (24.6)                    (24.6)

Options exercised and stock
   subscribed..............         -          -          -      37.1                      37.1
                              -------    -------    -------   -------        -------    -------
Balance at December 31, 1999      6.1         --        1.1   1,167.0          108.9    1,283.1

Comprehensive income:
   Net income ..........                                        376.9
   Net unrealized gain
    on investments .......                                                       5.9
    Less: Reclassification
     adjustment for gains
     included in net income                                                     (1.1)
   Foreign currency translation
     adjustment .............                                                   (2.6)

Comprehensive income.........                                                             379.1

Spin-off of Stilwell Financial
  Inc.                                                         (954.1)        (111.1)  (1,065.2)

1-for-2 reverse stock split...                        (0.5)       0.5
Dividends ....................                                   (0.2)                     (0.2)

Stock plan shares issued
 from  treasury .............                                     6.3                       6.3
Options exercised and stock
 subscribed .............          -         -          -        36.4              -       36.4
                             -------   -------   --------      -------       -------    -------

Balance at September 30,
 2000                        $   6.1  $     --  $    0.6     $   632.8      $     --    $ 639.5
                             =======  ========  =========    =========      ========    =======









   See accompanying notes to consolidated condensed financial statements.

                    KANSAS CITY SOUTHERN INDUSTRIES, INC.

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. Restatement of Financial Statements. The Company has restated its consolidated balance sheet as of September 30, 2000 to present the $14.2 million liability and $7.0 million receivable associated with the Duncan case (see Note
12) as current. These amounts had previously been classified as long-term. Additionally, the Company has restated its consolidated statements of income for the three and nine month periods ended September 30, 2000 to present the $4.2 million attributed to interest in the Duncan Case judgment in "Cost and Expenses". This amount had previously been classified as "Interest Expense". These revisions had no impact on income from continuing operations, net income, earnings per share or on total shareholders' equity as previously reported.

2. In the opinion of the management of Kansas City Southern Industries, Inc. ("Company" or "KCSI"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal closing procedures) necessary to present fairly the financial position of the Company and its subsidiary companies as of September 30, 2000 and December 31, 1999, the results of operations for the three and nine months ended September 30, 2000 and 1999, and cash flows for the nine months ended September 30, 2000 and 1999.


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

4. On June 14, 2000 KCSI's Board of Directors approved the spin-off of Stilwell Financial Inc. ("Stilwell"), the Company's wholly-owned financial services subsidiary. Stilwell is comprised of Janus Capital Corporation, an approximate 82.3% owned subsidiary; Berger LLC, an approximate 88% owned subsidiary; Nelson Money Managers Plc, an 80% owned subsidiary; DST Systems, Inc., an equity investment in which Stilwell holds an approximate 32% interest; and miscellaneous other financial services subsidiaries and equity investments.

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

Also on July 12, 2000, KCSI completed a reverse stock split whereby every two shares of KCSI common stock was converted into one share of KCSI common stock. All periods presented in the accompanying consolidated condensed financial statements reflect this one-for-two reverse stock split, which had previously been approved by KCSI common stockholders. The total number of KSCI shares immediately following this reverse split was 55,749,947.

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

                                      7/1/00-           7/1/99-         1/1/00-      1/1/99-
                                      7/12/00           9/30/99         7/12/00      9/30/99
                                      -------           -------         -------      -------

Revenues                              $  79.8           $ 311.2        $1,187.9     $ 826.7
Operating expenses                       38.8             178.4           646.2       481.2
                                      -------           -------        --------     -------
Operating income                         41.0             132.8           541.7       345.5
Equity in earnings of
   unconsolidated affiliates              2.4              11.6            37.0        34.1
Gain on litigation settlement             -                 -              44.2         -
Gain on sale of Janus common stock        -                 -              15.1         -
Interest expense and other, net           1.0               8.6            18.6        16.1
                                      -------           -------         -------     -------
Pretax income                            44.4             153.0           656.6       395.7
Income tax provision                     16.6              55.6           233.3       142.5
Minority interest in consolidated
   earnings                               4.4              14.7            59.5        38.6
                                     --------           -------         -------     -------
Income from discontinued
   operations, net of income taxes   $   23.4           $  82.7         $ 363.8     $ 214.6
                                     --------           -------         -------     -------

                                          December 31, 1999
Current assets                                      $525.0
Total assets                                       1,231.5
Current liabilities                                  162.5
Total liabilities                                    359.6
Minority interest                                     57.3
Net assets of discontinued operations               $814.6


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

5.    Debt Refinancing

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


6. The effect of stock options to employees represent the only difference between the weighted average shares used for the basic earnings per share computation compared to the diluted earnings per share computation. The total incremental shares from assumed conversion of stock options included in the computation of diluted earnings per share were 1,380,139 and 1,750,801, respectively, for the three and nine-month periods ended September 30, 2000, and 1,804,453 and 1,886,757, respectively, for the three and nine-month periods ended September 30, 1999. For the three and nine-month periods ended September 30, 2000, the weighted average of options to purchase 60,000 and 24,276 shares of KCSI common stock, respectively, were excluded from the respective computation of diluted earnings per share because the exercise prices exceeded the average market prices of the common shares. There were options to purchase 77,750 and 40,834 shares excluded from the diluted earnings per share calculations for the three and nine-month periods ended September 30, 1999, respectively, because the exercise prices exceeded the average market prices of the common shares.

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


7. The Company's inventories primarily consist of materials and supplies related to rail transportation.

8. Investments in unconsolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control. Investments in unconsolidated affiliates at September 30, 2000 include, among others, equity interests in Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. ("Grupo TFM"), Southern Capital Corporation, LLC ("Southern Capital"), Mexrail, Inc. ("Mexrail") and the Panama Canal Railway Company.

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

Condensed financial information of certain unconsolidated affiliates is shown below. Financial information of immaterial unconsolidated affiliates has been omitted:



Financial Condition (dollars in millions):

                           September 30, 2000               December 31, 1999
                      ------------------------------   ------------------------------
                                            Southern                          Southern
                      Mexrail  Grupo TFM(a) Capital    Mexrail  Grupo TFM(a)  Capital

 Current assets       $  27.5   $   187.8   $   0.2    $  23.9   $  134.4      $   0.1
 Non-current assets      42.9     1,872.3     265.0       43.6    1,905.7        274.6
                      -------   ---------   -------    -------   --------      -------
     Assets           $  70.4   $ 2,060.1   $ 265.2    $  67.5   $2,040.1      $ 274.7
                      =======   =========   =======    =======   ========      =======

 Current liabilities  $   32.4  $   366.3   $   0.3    $  33.3   $  255.9      $   -
 Non-current liabilities   7.0      522.1     206.4        5.7      672.9        218.5
 Minority interest         -        356.2       -          -        343.9          -
 Equity of stockholders
   and partners           31.0      815.5      58.5       28.5      767.4         56.2
                       -------   --------  --------    -------   --------      -------
     Liabilities and
       equity         $  70.4   $ 2,060.1  $  265.2    $  67.5  $2,040.1       $ 274.7
                      =======   =========  ========    =======  ========       =======

 KCSI's investment    $  14.7   $   303.3  $   29.2    $  13.7   $ 286.5       $  28.1
                      =======   =========  ========    =======   =======       =======




Operating Results (dollars in millions):
                                  Three Months              Nine Months
                               Ended September 30,         Ended September 30,
                               -------------------         -------------------

                                2000        1999           2000        1999
                              -------      -------       -------      --------
Revenues:
   Mexrail                    $   16.0     $  13.2       $   42.9     $  36.8
   Grupo TFM (a)                 165.2       132.2          475.2       383.9
   Southern Capital                7.6         6.5           23.1        20.9

  Operating costs and expenses:
   Mexrail                    $   13.7     $  12.5       $   39.8     $  35.2
   Grupo TFM (a)                 121.8       104.5          338.8       293.2
   Southern Capital                7.0         5.5           20.9        17.8

  Net income:
   Mexrail                    $    2.3     $   1.3       $    2.4     $   1.7
   Grupo TFM (a)                   0.3        19.2           39.4        21.8
   Southern Capital                0.7         1.1            2.3         5.9

(a)   Grupo TFM is presented on a U.S. GAAP basis.



9.    Noncash Investing and Financing Activities:

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

10. The following accounting pronouncements are not yet effective, but may have an impact on the Company's consolidated condensed financial statements upon adoption.

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

On November 3, 1999, the Third Circuit Court of Appeals in Louisiana affirmed the judgment. Subsequently KCSR sought and obtained review of the case in the Supreme Court of Louisiana. On October 30, 2000 the Supreme Court of Louisiana entered its order affirming in part and reversing in part the judgment. The net effect of the Louisiana Supreme Court action was to reduce the allocation of negligence to KCSR and reduce the judgment, with interest, against KCSR from approximately $28 million to approximately $14.2 million (approximately $9.7 million of damages and $4.5 million of interest), which is in excess of KCSR's insurance coverage of $10 million for this case. The Company filed an application for rehearing in the Supreme Court of

Louisiana seeking reversal of the judgment on the basis that the Court's decision is contrary to existing law. On January 5, 2001, the Louisiana Supreme Court denied the Company's application for a rehearing. The Company has filed an application with the Louisiana court seeking a stay of judgment pending the Company's application for a writ of certiorari in the Supreme Court of the United States.

The Company had previously recorded a liability of approximately $3.0 million for this case. Although management of KCSR believes it has meritorious defenses and will continue to seek relief from the judgment, it believes, based on the Supreme Court of Louisiana's decision, that it is prudent to record an additional liability of $11.2 million, a receivable in the amount of $7.0 million representing the amount of the insurance coverage. This resulted in recording $4.2 million of net operating expense in the accompanying Consolidated Condensed Financial Statements.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Restatement of Financial Statements
The Company has restated its consolidated balance sheet as of September 30, 2000 to present the $14.2 million liability and $7.0 million receivable associated with the Duncan case (see Note 12 of the Condensed Consolidated Financial Statements) as current. These amounts had previously been classified as long-term. Additionally, the Company has restated its consolidated statements of income for the three and nine month periods ended September 30, 2000 to present the $4.2 million attributed to interest in the Duncan Case judgment in "Cost and Expenses". This amount had previously been classified as "Interest Expense". These revisions had no impact on income from continuing operations, net income, earnings per share or on total shareholders' equity as previously reported.

OVERVIEW

The discussion set forth below, as well as other portions of this Form 10-Q/A, contains comments not based upon historical fact. Such forward-looking comments are based upon information currently available to management and management's perception thereof as of the date of this Form 10-Q/A. Readers can identify these forward-looking comments by the use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. The actual results of operations of Kansas City Southern Industries, Inc. ("KCSI" or the "Company") could materially differ from those indicated in forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the Company's Current Report on Form 8-K/A dated June 3, 1997, which is on file with the U.S. Securities and Exchange Commission (File No. 1-4717) and is hereby incorporated by reference herein. Readers are strongly encouraged to consider these factors when evaluating any forward-looking comments. The Company will not update any forward-looking comments set forth in this Form 10-Q/A.

The discussion herein is intended to clarify and focus on the Company's results of operations, certain changes in its financial position, liquidity, capital structure and business developments for the periods covered by the consolidated condensed financial statements included under Item 1 of this FORM 10-Q/A. This discussion should be read in conjunction with these consolidated condensed financial statements and the related notes thereto, and is qualified by reference thereto.

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

On November 3, 1999, the Third Circuit Court of Appeals in Louisiana affirmed the judgment. Subsequently KCSR sought and obtained review of the case in the Supreme Court of Louisiana. On October 30, 2000 the Supreme Court of Louisiana entered its order affirming in part and reversing in part the judgment. The net effect of the Louisiana Supreme Court action was to reduce the allocation of negligence to KCSR and reduce the judgment, with interest, against KCSR from approximately $28 million to approximately $14.2 million (approximately $9.7 million of damages and $4.5 million of interest), which is in excess of KCSR's insurance coverage of $10 million for this case. The Company filed an application for rehearing in the Supreme Court of Louisiana seeking reversal of the judgment on the basis that the Court's decision is contrary to existing law. On January 5, 2001, the Louisiana Supreme Court denied the Company's application for a rehearing. The Company has filed an application with the Louisiana court seeking a stay of judgment pending the Company's application for a writ of certiorari in the Supreme Court of the United States.


The Company had previously recorded a liability of approximately $3.0 million for this case. Although management of KCSR believes it has meritorious defenses and will continue to seek relief from the judgment, it believes, based on the Supreme Court of Louisiana's decision, that it is prudent to record an additional liability of $11.2 million, a receivable in the amount of $7.0 million representing the amount of the insurance coverage. This resulted in recording $4.2 million of net operating expense in the accompanying Consolidated Condensed Financial Statements.

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

RESULTS OF OPERATIONS

The Company reported third quarter 2000 income from continuing operations of $2.6 million ($.05 per diluted share) compared to $4.6 million ($.08 per diluted share) in the third quarter of 1999. This $2.0 million decrease resulted primarily from lower U. S. operating income of $0.1 million and a decrease in the income tax provision of $2.8 million (due primarily to certain non-taxable items in third quarter 2000) partially offset by a $1.2 million decrease in equity earnings of Grupo TFM and an increase in interest expense of $3.6 million. The Company reported income from discontinued operations (i.e. Stilwell) of $23.4 million ($0.39 per diluted share) in the third quarter of 2000, which was derived through a pro-rata allocation of the net income of Stilwell for the 12 days of operations in July 2000 prior to the Spin-off. This pro-rata allocation was determined by dividing the net income for July 2000 by the number of days in July (31) and then multiplying that product by 12. Income from discontinued operations was $82.7 million ($1.43 per diluted share) in third quarter 1999. The Company reported extraordinary items of $2.8 million (($.05) per diluted share) in third quarter 2000 as described further below. There were no extraordinary items reported during the third quarter of 1999. The Company reported net income of $23.2 million ($.39 per diluted share) for the third quarter of 2000 versus $87.3 million ($1.51 per diluted share) in the third quarter of 1999.

For the nine months ended September 30, 2000, income from continuing operations increased $4.4 million, or 25%, to $21.8 million ($.37 per diluted share) from $17.4 million ($.30 per diluted share) for the nine months ended September 30, 1999. A $14.0 million year to date increase in equity earnings from Grupo TFM was partially offset by a decline in U.S. operating income of $7.8 million and an increase in interest expense of $10.9 million during the nine months ended September 30, 2000 compared to the same 1999 period. Also contributing to the increase was an improvement in income tax expense of $7.7 million year over year due to certain third quarter 2000 non-taxable items as well as a lower effective tax rate related to the Company's equity earnings from Grupo TFM. Income from discontinued operations was $363.8 million ($6.17 per diluted share) for the nine months ended September 30, 2000 compared to $214.6 million ($3.71 per diluted share) in the same 1999 period primarily due to higher average assets under management coupled with improving operating margins period to period. Income from discontinued operations for the nine months ended September 30, 2000 includes only 12 days of operating results for the third quarter of 2000 as determined through the allocation method outlined above. The Company reported extraordinary items of $8.7 million (($.15) per diluted share) during the nine months ended September 30, 2000 as described further below. There were no extraordinary items reported during 1999. Net income of the Company was $376.9 million ($6.39 per diluted share) for the nine months ended September 30, 2000 compared to $232.0 million ($4.01 per diluted share) for the nine months ended September 30, 1999.


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

The following tables summarize the income statement components of the continuing operations of the Company, provide a detailed analysis of KCSR/Gateway Western revenues and carloads and provide a detailed analysis of KCSR/Gateway Western expenses, as applicable, for the three and nine-month periods ended September 30, 2000 and September 30, 1999, respectively (in millions):

                                     Three Months              Nine Months
                                   Ended September 30,      Ended September 30,
                                     2000         1999         2000       1999
                                   -------       -------     -------     -------
                                   Restated                 Restated

Revenues                           $ 144.1       $ 149.1     $ 437.4     $ 449.7
Costs and expenses                   115.8         120.2       344.1       348.0
Depreciation and amortization         13.8          14.3        42.4        43.0
                                   -------       -------     -------     -------

Operating income                      14.5          14.6        50.9        58.7
Equity in net earnings of
  unconsolidated affiliates:
   Grupo TFM                           2.6           3.8        18.8         4.8
   Other                               1.5           1.3         3.3         3.5
Interest expense                     (18.3)        (14.7)      (54.2)      (43.3)
Other, net                             1.2           1.3         4.8         3.2
                                   -------       -------     -------     -------
   Income from continuing operations
     before income taxes               1.5           6.3        23.6        26.9
Income tax provision (benefit)        (1.1)          1.7         1.8         9.5
                                   -------       -------     -------     -------
   Income from continuing
     operations                    $   2.6       $   4.6     $  21.8     $  17.4
                                   -------       -------     -------     -------

                                                                                                  Carloads and
                                                      Revenues                                  Intermodal Units
                                                     -------------                              ----------------
                                                    (in thousands)                               (in millions)
                                       Three months              Nine months             Three months       Nine months
                                       ended Sept. 30,           ended Sept. 30,         ended Sept. 30,    ended Sept. 30,
                                       2000      1999            2000       1999         2000      1999      2000     1999
                                    -------   -------         -------    -------       ------    ------    ------   ------
  General commodities:
   Chemical and petroleum           $  31.8   $  33.4         $  96.3    $ 100.8         39.3      41.7     117.5    126.3
   Paper and forest                    26.9      26.5            80.4       78.4         39.7      42.5     121.9    126.1
   Agricultural and mineral            30.0      30.1            92.5       93.5         41.1      44.1     127.3    133.6
                                    -------   -------         -------    -------       ------    ------    ------   ------
  Total general commodities            88.7      90.0           269.2      272.7        120.1     128.3     366.7    386.0
     Intermodal and automotive         15.9      15.7            47.0       43.0         73.4      64.3     194.7    171.9
      Coal                             27.0      30.2            82.3       86.5         49.3      52.4     143.8    150.8
                                    -------   -------         -------    -------       ------    ------    ------   ------
  Carloads and related revenues       131.6     135.9           398.5      402.2        242.8     245.0     705.2    708.7
      Other rail-related revenues      10.9      11.0            32.3       35.9
                                    -------   -------         -------    -------       ------    ------    ------   ------
      Total KCSR/Gateway Western
       revenues and carloads          142.5     146.9           430.8      438.1        242.8     245.0     705.2    708.7
   Other revenues                       1.6       2.2             6.6       11.6
                                    -------   -------         -------    -------
Total KCSI Revenues                $  144.1   $ 149.1         $ 437.4    $ 449.7
                                   --------   -------         -------    -------

                               Three Months        Nine Months
                            Ended September 30,  Ended September 30,
                            -------------------  -------------------
                                2000       1999      2000       1999
                             --------   -------   --------   -------
                             Restated             Restated

Salaries, wages and benefits  $  48.8    $ 50.5    $ 144.9    $147.5
Fuel                             12.2       8.6       35.3      24.4
Materials and supplies            7.5       8.7       23.6      26.5
Car Hire                          4.1       5.8       11.1      16.4
Purchased services               11.1      12.7       35.9      35.8
Casualties and insurance         11.8       8.9       24.5      21.3
Operating leases                 13.9      12.9       42.5      38.3
Depreciation and amortization    13.0      13.1       39.4      39.5
Other                             5.8       7.9       18.2      23.1
                              -------    ------    -------    ------
   Total KCSR/Gateway Western
     expenses                   128.2     129.1      375.4     372.8
   Other expenses                 1.4       5.4       11.1      18.2
                              -------    ------    -------    ------
     Total KCSI expenses      $ 129.6    $134.5    $ 386.5    $391.0
                              -------    ------    -------    ------

Three Months Ended September 30, 2000 Compared With The Three
Months Ended September 30, 1999

      Income from Continuing Operations. The Company reported income from continuing operations of $2.6 million for the three months ended September 30, 2000 compared with $4.6 million for the three months ended September 30, 1999. This $2.0 million decrease resulted primarily from lower U. S. operating income of $0.1 million and a decrease in the income tax provision of $2.8 million (due primarily to certain non-taxable items in third quarter 2000) partially offset by a $1.2 million decrease in equity earnings of Grupo TFM and an increase in interest expense of $3.6.

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

      Operating Expenses. Third quarter operating expenses were reduced by $4.9 million, to $129.6 million for the three months ended September 30, 2000 from $134.5 million for the three months ended September 30, 1999. Contributing to this decline was a $3.0 million revision to the estimate of the allowance for doubtful accounts based on collection of approximately $1.8 million of a receivable and agreement for payment on the remaining amount. Additionally, in spite of diesel fuel costs, which rose approximately 42% quarter to quarter, third quarter 2000 operating costs declined primarily due to operational efficiencies and the easing of congestion at KCSR/Gateway Western. These operational improvements led to a quarter over quarter decrease in salaries, wages and fringe benefits, car hire and purchased services. In addition to higher fuel costs, these expense reductions were partially offset by higher lease expense associated with 50 new locomotives leased in fourth quarter 1999 and $4.2 million in non-recurring costs for casualty and insurance expenses related to the Duncan Case discussed in "Recent Developments." The combined KCSR/Gateway Western operating ratio for the third quarter of 2000 was 89.9% compared to 87.8% in the same 1999 period. The increase in operating ratio was partially due to casualty expenses related to the Duncan case, which comprised 2.9% of the 89.9% operating ratio for third quarter 2000.

      Interest Expense. Interest expense for the three months ended September 30, 2000 increased $3.6 million, or 24% from the prior year quarter. This increase was due to lower overall debt balances offset by higher interest rates and amortization of debt issuance costs associated with the debt re-capitalization in January 2000.

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

Costs and Expenses

      For the three months ended September 30, 2000, KCSR/Gateway Western operating expenses decreased $0.9 million from the same three month period in 1999, largely due to lower salaries and wages, car hire, materials and supplies, and purchased services expense, partially offset by an increase in fuel costs, casualty and insurance costs as well as higher locomotive lease and maintenance costs.

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

      Casualties and Insurance. For the three months ended September 30, 2000, casualties and insurance expense increased $2.9 million compared with the three months ended September 30, 1999, reflecting the $4.2 million non-recurring costs associated with the Duncan case and higher personal injury-related costs incurred in the third quarter of 2000 partially offset by lower derailment costs (two significant derailments in third quarter 1999).

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

      Operating Income and Operating Ratio. Operating income for the three months ended September 30, 2000 decreased $3.5 million, or 20%, compared to the same three-month period in 1999. This decline in operating income resulted from a 3.0% decrease in revenues, the effect of the $4.2 million in casualty costs associated with the Duncan Case somewhat offset by a 3.9% decline in other operating expenses. These factors also resulted in a combined KCSR/Gateway Western operating ratio of 89.9% in the third quarter of 2000 compared to 87.8% in the third quarter of 1999.



Nine Months Ended September 30, 2000 Compared With The Nine Months Ended September 30, 1999

      Income from Continuing Operations. The Company reported income from continuing operations of $21.8 million for the nine months ended September 30, 2000 compared with $17.4 million for the nine months ended September 30, 1999. This $4.4 million period over period increase resulted primarily from a $14.0 million year to date increase in equity earnings from Grupo TFM partially offset by a decline in U.S. operating income of $7.8 million and an increase in interest expense of $10.9 million. Also contributing to the increase was an improvement in income tax expense of $7.7 million due to certain third quarter 2000 non-taxable items as well as a lower effective tax rate related to the Company's equity earnings from Grupo TFM.

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

      Operating Expenses. Operating expenses decreased $4.5 million period to period in spite of diesel fuel costs, which increased $10.9 million, or 45%, in the first nine months of 2000 compared to the same period in 1999. Included in operating costs is $4.2 million related to the judgment in the Duncan Case discussed in "Recent Developments". Operational efficiencies at KCSR/ Gateway Western led to a decrease in salaries and wages, car hire, materials/supplies and other expense. Also contributing to the decline in operating expenses was a $3.0 million revision to the estimate of the allowance for doubtful accounts as discussed in the third quarter analysis. These declines were offset by higher fuel costs and higher lease expense associated with 50 new locomotives leased in fourth quarter 1999.

      Interest Expense. Interest expense for year to date 2000 increased $10.9 million, or 25%, from the prior year period. This increase was due to lower overall debt balances offset by higher interest rates and amortization of debt issuance costs associated with the debt re-capitalization in January 2000.

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

Costs and Expenses

      For the nine months ended September 30, 2000, KCSR/Gateway Western operating expenses increased $2.6 million from the same nine-month period in 1999. Declines in salaries and wages, car hire and materials/supplies expense (arising primarily from improved operations and easing of congestion) were offset by casualties expense related to the Duncan case, higher fuel costs and lease expenses as discussed in the third quarter analysis.

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

      Casualties and Insurance. For the nine months ended September 30, 2000, casualties and insurance expense increased $3.2 million compared with the nine months ended September 30, 1999, reflecting $4.2 million in non-recurring costs related to the Duncan case and by higher personal injury-related costs partially offset by lower derailment costs.

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

      Operating Income and Operating Ratio. Operating income for the nine months ended September 30, 2000 decreased $9.9 million, or 15.2%, to $55.4 million, resulting from a $7.3 million decrease in revenues and a $2.6 million increase in operating expenses. Excluding the $4.2 million of casualty costs related to the Duncan case, operating expenses for the nine months ended September 30, 2000 would have been lower than comparable 1999. These factors also resulted in a combined KCSR/Gateway Western operating ratio of 86.9% for year to date 2000 compared to 84.9% for the same 1999 period.

TRENDS AND OUTLOOK

The Company's third quarter and year to date 2000 diluted earnings per share from continuing operations ($.05 and $.37, respectively) decreased 38% and increased 23%, respectively, compared to the same periods in 1999 ($.08 and $.30, respectively). KCSI's 2000 results have been favorably affected by the ongoing results of the investment in Grupo TFM as well as KCSR/Gateway Western's success in maintaining an effective operating cost structure. Domestically, however, the Company's results continue to be affected by competitive revenue pressures, higher fuel costs and higher interest costs. Combined KCSR/Gateway Western revenues declined approximately 3% during the third quarter of 2000 compared to the third quarter of 1999 while year to date revenues declined approximately 2% period to period. These revenue declines continue to reflect competitive pricing issues, as well as demand driven traffic declines. Interest expense rose approximately 24% and 25% for the three and nine-month periods ended September 30, 2000, respectively, compared to the same prior year periods. Higher interest rates and the amortization of debt costs associated with the re-capitalization offset lower debt balances. Additionally, third quarter and year to date results included $4.2 million of non-recurring operating costs associated with the Duncan Case. Operationally, KCSR and Gateway are operating more efficiently than in 1999 as evidenced by lower operating expenses (excluding full and casualty and insurance costs) and certain improved operating measures, such as increased train speeds, faster coal cycle times, lower terminal dwell times, reduced overtime hours and the use of fewer relief crews. Despite significantly higher diesel fuel costs (which rose approximately 42% and 45% for the three and nine months ended September 30, 2000, respectively), the Company was able to reduce operating expenses by approximately 3.6% and 1.2% for the third quarter and year to date 2000, respectively. These reduced operating expenses were primarily due to operational improvements and the easing of congestion at KCSR and Gateway Western. Also contributing to this decline in operating expenses was a $3.0 million revision to the estimate of the allowance for doubtful accounts based on collection of approximately $1.8 million of a receivable and agreement for payment on the remaining amount. Grupo TFM operating income improved for both the three and nine-month periods ended September 30, 2000 due primarily to revenue growth and cost containment.

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

Summary cash flow data for the continuing operations of the Company is as follows (in millions):

                                                    Nine Months
                                                 Ended September 30,
                                                   2000        1999
                                                -------     --------
Cash flows provided by (used for):
   Operating activities                         $  52.3     $ 171.2
   Investing activities                           (74.5)      (54.1)
   Financing activities                            40.5       (54.3)
                                                -------     --------
   Cash and equivalents:
    Net increase                                   18.3        62.8
    At beginning of year                           11.9         5.6
                                                -------     -------
    At end of period                            $  30.2     $  68.4
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

Cash flows from operations are expected to be positive during the remainder of 2000 arising from operating income, which has historically resulted in positive operating cash flows. Investing activities will continue to use significant amounts of cash. Future roadway improvement ojects will be funded by operating cash flows or through borrowings under existing lines of credit.

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

As discussed in "Recent Developments", the Company has a current liability of $14.2 million relating to the judgment from the Supreme Court of Louisiana in the Duncan Case. The Company is currently considering the options of satisfying the judgment or seeking relief in the Supreme Court of the United States. Through its available cash balances and credit facilities, along with $7.0 million in insurance coverage related to this liability, the Company believes it has the necessary liquidity to meet this obligation.

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

PART II - OTHER INFORMATION


Item 1.     Legal Proceedings

Part I, Item 1.  Financial  Statements,  Note 12 to the  Consolidated  Condensed
Financial Statements of this Form 10-Q/A is hereby incorporated herein by reference.


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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on January 15, 2001.


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