Form 10-K
period 2000-12-31
KANSAS CITY SOUTHERN INDUSTRIES INC
filed 2001-03-27
CIK 54480

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                  FORM 10-K
(Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934    For the fiscal year ended December 31, 2000

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

        Securities registered pursuant to Section 12 (b) of the Act:
                                                   Name of each exchange on
       Title of each class                                which registered
Preferred Stock, Par Value $25 Per Share, 4%, NoncumulativeNew York Stock
 Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Company Stock. The Company's common stock is listed on the New York Stock Exchange under the symbol "KSU." As of February 28, 2001 58,299,805 shares of common stock and 242,170 shares of voting preferred stock were outstanding. On such date, the aggregate market value of the voting and non-voting common and preferred stock held by non-affiliates of the Company was $878,404,541 (amount computed based on closing prices of preferred and common stock on New York Stock Exchange).

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the following documents are incorporated herein by reference into Part of the Form 10-K as indicated:

Document                               Part of Form 10-K into which incorporated
---------------------------------      -----------------------------------------
Company's Definitive Proxy Statement for the 2001                 Parts I, III
Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2000

                    KANSAS CITY SOUTHERN INDUSTRIES, INC.
                         2000 FORM 10-K ANNUAL REPORT

                              Table of Contents


Page


                                   PART I

Item 1.        Business.................................................     1
Item 2.        Properties...............................................    14
Item 3.        Legal Proceedings........................................    18
Item 4.        Submission of Matters to a Vote of Security Holders......    18
               Executive Officers of the Company........................    19


                                   PART II

Item 5.        Market for the Company's Common Stock and
                 Related Stockholder Matters............................    20
Item 6.        Selected Financial Data..................................    21
Item 7.        Management's Discussion and Analysis of Financial
                 Condition and Results of Operations...................     22
Item 7(A)      Quantitative and Qualitative Disclosures About Market Risk   57
Item 8.        Financial Statements and Supplementary Data..............    59
Item 9.        Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure....................   111

                                  PART III

Item 10.       Directors and Executive Officers of the Company..........   112
Item 11.       Executive Compensation...................................   112
Item 12.       Security Ownership of Certain Beneficial Owners and
                 Management.............................................   112
Item 13.       Certain Relationships and Related Transactions...........   112


                                   PART IV

Item 14.       Exhibits, Financial Statement Schedules and Reports
                 on Form 8-K............................................   113
               Signatures...............................................   121

                                   Part I

Item 1.     Business

(a) GENERAL DEVELOPMENT OF COMPANY BUSINESS

Kansas City Southern Industries, Inc. ("Company" or "KCSI"), a Delaware corporation organized in 1962, is a holding company with principal operations in rail transportation. On June 14, 2000, KCSI's Board of Directors approved the spin-off of Stilwell Financial Inc. ("Stilwell"), the Company's then wholly-owned financial services subsidiary. On July 12, 2000, KCSI completed the spin-off of Stilwell through a special dividend of Stilwell common stock distributed to KCSI common stockholders of record on June 28, 2000 ("Spin-off").

As of the date of the Spin-off, Stilwell was comprised of Janus Capital Corporation, an approximate 81.5% owned subsidiary; Berger LLC, an approximate 88% owned subsidiary; Nelson Money Managers Plc, an 80% owned subsidiary; DST Systems, Inc., an equity investment in which Stilwell holds an approximate 32% interest; and miscellaneous other financial services subsidiaries and equity investments.

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

On July 12, 2000, KCSI completed a reverse stock split whereby every two shares of KCSI common stock were converted into one share of KCSI common stock. The Company's stockholders approved a one-for-two reverse stock split in 1998 in contemplation of the Spin-off.

Also, in preparation for the Spin-off, the Company re-capitalized its debt structure on January 11, 2000 as further described under Part II Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K.

Other information set forth in response to Item 101 of Regulation S-K under
Part II Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K is incorporated by reference in response to this Item 1.


(b) INDUSTRY SEGMENT FINANCIAL INFORMATION

KCSI supplies its various subsidiaries with managerial, legal, tax, financial and accounting services, in addition to managing other "non-operating" investments. Kansas City Southern Lines, Inc. ("KCSL"), which was the direct parent of The Kansas City Southern Railway Company ("KCSR"), was merged into KCSI effective December 31, 2000. KCSI's principal subsidiaries and affiliates, which following the Spin-off, are reported under one business segment, include, among others:

o     KCSR, a wholly-owned subsidiary;
o Gateway Western Railway Company ("Gateway Western"), a wholly-owned subsidiary;
o     Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. ("Grupo
      TFM"), an approximate 37% owned unconsolidated affiliate, which owns 80% of the common stock of TFM, S.A. de C.V. ("TFM");
o Mexrail, Inc. ("Mexrail"), a 49% owned unconsolidated affiliate, which wholly owns the Texas Mexican Railway Company ("Tex Mex");
o Southern Capital Corporation, LLC ("Southern Capital"), a 50% owned unconsolidated affiliate that leases locomotive and rail equipment primarily to KCSR;
o Panama Canal Railway Company ("PCRC"), an unconsolidated affiliate of which KCSR indirectly owns 50% of the common stock; and
o Panarail Tourism Company ("Panarail"), a 50% owned unconsolidated affiliate

Other subsidiaries of the Company include:
o     Trans-Serve, Inc., an owner of a railroad wood tie treating facility;
o PABTEX GP, LLC (formerly "Global Terminaling Services, Inc."), located in Port Arthur, Texas with deep water access to the Gulf of Mexico, an owner and operator of a bulk materials handling facility which stores and transfers coal and petroleum coke from trucks and rail cars to ships primarily for export;
o Mid-South Microwave, Inc., which owns and leases a 1,600 mile industrial frequency microwave transmission system that is the primary communications facility used by KCSR;
o Rice-Carden Corporation, owning and operating various industrial real estate and spur rail trackage contiguous to the KCSR right-of-way;
o Southern Development Company, the owner of the executive office building in downtown Kansas City, Missouri used by KCSI and KCSR;
o Wyandotte Garage Corporation, an owner and operator of a parking facility located in downtown Kansas City, Missouri used by KCSI and KCSR; and
o Transfin Insurance, Ltd., a single parent captive insurance company, providing property and general liability coverage to KCSI and its subsidiaries and affiliates.

Other information set forth in response to Item 101 of Regulation S-K under
Part II Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K and under Item 8, Financial Statements and Supplementary Data of this Form 10-K, is incorporated by reference in response to this Item 1.


(c) NARRATIVE DESCRIPTION OF THE BUSINESS

The information set forth in response to Item 101 of Regulation S-K under
Part II Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K is incorporated by reference in response to this Item 1.

KCSI owns one of eight Class I railroads in the United States and, along with the Company's subsidiaries and joint ventures, own and operate a rail network comprised of approximately 6,000 miles of main and branch lines that link key commercial and industrial markets in the United States and Mexico. Through a strategic alliance with Canadian National Railway Company ("CN") and Illinois Central Corporation ("IC") (together "CN/IC"), the Company has created a contiguous rail network of approximately 25,000 miles of main and branch lines connecting Canada, the United States and Mexico. Management believes that, as a result of the strategic position of the railway, KCSI is poised to continue to benefit from the growing north/south trade between the United States, Mexico and Canada promoted by the implementation of NAFTA. The Company's rail network offers services to companies in a wide range of markets including the coal, chemicals and petroleum, paper and forest, agricultural and mineral, and intermodal and automotive markets.

The Company's principal subsidiary, KCSR, founded in 1887, operates a rail network of approximately 2,700 miles of main and branch lines running on a north/south axis from Kansas City, Missouri to the Gulf of Mexico and on an east/west axis from Meridian, Mississippi to Dallas, Texas ("Meridian Speedway"). In addition to KCSR, operations include Gateway Western, Grupo TFM, and Mexrail, which wholly owns Tex Mex. Mexrail owns the northern half of the rail bridge at Laredo which spans the Rio Grande River into Mexico. TFM operates the southern half of the bridge. Gateway Western, a regional rail carrier, operates approximately 400 route miles of main and branch lines running from East St. Louis, Illinois to Kansas City. Grupo TFM owns 80% of TFM, which operates a railroad of approximately 2,700 miles of main and branch lines running from the U.S./Mexican border at Laredo, Texas to Mexico City and serves three of the four major ports in Mexico. Tex Mex operates approximately 150 miles of main and branch lines between Laredo and the port city of Corpus Christi, Texas. The Company also owns 50% of the common stock of the Panama Canal Railway Company, which holds the concession to operate a 47-mile railroad located adjacent to the Panama Canal. That railroad is currently being reconstructed and is expected to resume operations in 2001. The Company also owns 50% of Panarail, a joint venture organized in 2000 to provide passenger rail service over PCRC's rail lines.
5
KCSI's expanded rail network interconnects with all other Class I railroads and provides customers with an effective alternative to other railroad routes, giving direct access to Mexico and the southwestern United States through less congested interchange hubs. Eastern railroads and their customers can bypass the congested gateways at Chicago, Illinois; St. Louis, Missouri; Memphis, Tennessee and New Orleans, Louisiana by interchanging with KCSR at Meridian and Jackson, Mississippi and Gateway Western at East St. Louis. Other railroads can also interconnect with the Company's rail network via other gateways at Kansas City, Birmingham, Alabama; Shreveport, Louisiana; Dallas; New Orleans; Beaumont, Texas; and Laredo. The Company's rail network links directly to major trading centers in northern Mexico through TFM at Laredo, where more than 50% of all rail and truck traffic between the two countries crosses the border.

KCSI's rail network is further expanded through marketing agreements with Norfolk Southern and I&M Rail Link. Marketing agreements with Norfolk Southern allow the Company to gain incremental traffic between the southeast and the southwest on the Meridian Speedway. A marketing agreement with I&M Rail Link provides access to Minneapolis and Chicago and to corn and other grain origination's in Iowa, Minnesota and Illinois.

RAIL NETWORK

Owned Network

KCSR owns and operates approximately 2,700 miles of main and branch lines and 1,180 miles of other tracks in a nine-state region that includes Missouri, Kansas, Arkansas, Oklahoma, Mississippi, Alabama, Tennessee, Louisiana and Texas. KCSR has the shortest north/south rail route between Kansas City and several key ports along the Gulf of Mexico in Louisiana, Mississippi and Texas and an east/west rail route between Meridian and Dallas. This geographic reach enables service to a customer base that includes electric generating utilities and a wide range of companies in the chemical and petroleum, agricultural and mineral, paper and forest, and automotive and intermodal markets.

Gateway Western owns and operates approximately 400 miles of main and branch lines linking Kansas City with East St. Louis and Springfield,
Illinois. In addition, Gateway Western has limited haulage rights between Springfield and Chicago that allow Gateway Western to move traffic that originates or terminates on its rail lines. Gateway Western provides access to East St. Louis, and allows rail traffic to avoid the more congested and costly St. Louis terminal. Like KCSR, Gateway Western serves customers in a wide range of industries.

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


Significant Investments

Mexrail
In 1995 the Company invested approximately $23 million to acquire a 49% economic interest in Mexrail, which owns 100% of Tex Mex and certain other assets. Tex Mex and TFM operate the international rail-traffic bridge at Laredo spanning the Rio Grande River. Transportacion Maritima Mexicana, S.A. de C.V. ("TMM"), the largest shareholder of Grupo TFM, owns the remaining 51% of Mexrail. The bridge at Laredo is the most significant entry point for rail traffic between Mexico and the United States. Tex Mex also operates a 157-mile rail line extending from Laredo to Corpus
Christi. Tex Mex connects to KCSR through trackage rights between Corpus Christi and Beaumont. These trackage rights were granted pursuant to a 1996 Surface Transportation Board ("STB") decision and have an initial term of 99 years. Tex Mex provides a vital link between the Company's U.S. operations through KCSR and its Mexican operations through TFM.

On March 12, 2001, Tex Mex purchased from The Union Pacific Railroad Company ("UP") a line of railroad extending 84.5 miles between Rosenberg, Texas and Victoria, Texas, and granted Tex Mex trackage sufficient to integrate the line into the existing trackage rights. The purchase price for the line of $9.2 million was determined through arbitration and the acquisition also required the prior approval or exemption of the transaction by the STB. By its Order entered on December 8, 2000, the STB granted Tex Mex's Petition for Exemption and exempted the transaction from this prior approval requirement. Once reconstruction of the line is completed, Tex Mex will be able to shorten its existing route between Corpus Christi and Houston by over 70 miles.


Grupo TFM
In 1997 the Company invested $298 million to obtain a 36.9% interest in Grupo TFM. TMM and a TMM affiliate own 38.5% of Grupo TFM and the Mexican government owns 24.6% of Grupo TFM. Grupo TFM owns 80% of the common stock of TFM. The remaining 20% of TFM was retained by the Mexican government.
TFM is both a strategic and financial investment for KCSI.   Strategically
the investment in TFM promotes the Company's NAFTA growth strategy whereby the Company and its strategic partners can provide transportation services between the heart of Mexico's industrial base, the U.S. and Canada. TFM seeks to establish its railroad as the primary inland freight transporter linking Mexico with the U.S. and Canadian markets along the NAFTA corridor. TFM's strategy is to provide reliable customer service, capitalize on foreign trade growth and convert truck tonnage to rail.

Under the concession awarded to Grupo TFM by the Mexican Government in 1996, TFM operates the Northeast Rail Lines, which are located along a strategically significant corridor between Mexico and the U.S., and have as their core routes a key portion of the shortest, most direct rail passageway between Mexico City and the southern, midwestern and eastern
United States.  These
rail lines are the only rail lines which serve Nuevo Laredo, the largest rail freight exchange point between the United States and Mexico. TFM's rail lines connect the most populated and industrialized regions of Mexico with Mexico's principal U.S. border railway gateway at Laredo. In addition, this rail system serves three of Mexico's four primary seaports at Veracruz and Tampico on the Gulf of Mexico and Lazaro Cardenas on the Pacific Ocean. TFM serves 15 Mexican states and Mexico City, which together represent a majority of the country's population and account for a majority of its estimated gross domestic product.

This route structure enables the Company to benefit from growing trade resulting from the increasing integration of the North American economy through NAFTA. Trade between Mexico and the United States has grown significantly from 1993 through 2000. Through Tex Mex and KCSR, as well as through interchanges with other major U.S. railroads, TFM provides its customers with access to an extensive network through which they may distribute their products throughout North America and overseas.

TFM operates 2,661 miles of main and branch lines and an additional 838 miles of sidings, spur tracks and main line under trackage rights. TFM has the right to operate the rail lines, but does not own the land, roadway or associated structures. Approximately 91% of the main line operated by TFM consists of continuously welded rail. As of December 31, 2000, TFM owned 459 locomotives, owned or leased from affiliates 5,089 freight cars and leased from non-affiliates 141 locomotives and 5,254 freight cars.

Financially, KCSI management believes TFM has growth potential. TFM's operating strategy has been to increase productivity and maximize operating efficiencies. With Mexico's economic progress, growth of NAFTA trade between Mexico, the United States and Canada, and customer focused rail service, the Company believes that the growth potential of TFM could be significant.


Panama Canal Railway Company
The Panama Canal Railway is a north-south railroad traversing the Panama isthmus between the Pacific and Atlantic Oceans. Its origins date back to the late 1800's and the railway serves as a complement to the Panama Canal shipping channel. The railroad is currently under reconstruction and is expected to be complete by mid-2001 with commercial operations to begin immediately thereafter. Management believes the prime potential and opportunity of PCRC will be in the movement of traffic between the ports of Balboa and Colon for shipping customers repositioning containers. PCRC has had significant interest from both shipping companies and port terminal operators. In addition, there has been interest in passenger traffic for both commuter and pleasure/tourist travel (See below). While only 47 miles long, the Company believes PCRC provides the Company with a unique opportunity to participate in transoceanic shipments as a complement to the existing Canal traffic.

In January 1998, the Republic of Panama awarded the PCRC, a joint venture between KCSR and Mi-Jack Products, Inc. ("Mi-Jack"), the concession to reconstruct and operate the Panama Canal Railway. As of December 31, 2000, the Company has invested approximately $9.5 million toward the reconstruction of the existing 47-mile railway which runs parallel to the Panama Canal and, upon reconstruction, will provide international shippers with a railway transportation medium to complement the Panama Canal. In November 1999, the PCRC completed the financing arrangements for this project with the International Finance Corporation ("IFC"), a member of the World Bank Group.

Panarail Tourism Company

During 2000, the Company and Mi-Jack formed a joint venture designed to operate and promote commuter and pleasure/tourist passenger service over the PCRC. Panarail is expected to commence operations in 2001, immediately following completion of the reconstruction of PCRC's tracks.


Expanded Network

Through a strategic alliance with CN/IC and marketing agreements with Norfolk Southern and the I&M Rail Link, the Company has expanded the domestic geographic reach beyond that covered by its owned network.

Strategic Alliance with Canadian National and Illinois Central.

In 1998 KCSR, CN and IC announced a 15-year strategic alliance aimed at coordinating the marketing, operations and investment elements of north-south rail freight transportation. The strategic alliance did not require STB approval and was effective immediately. This alliance connects Canadian markets, the major midwest U.S. markets of Detroit, Chicago, Kansas City and St. Louis and the key southern markets of Memphis, Dallas and Houston. It also provides U.S. and Canadian shippers with access to Mexico's rail system through our connections with Tex Mex and TFM.

In addition to providing access to key north-south international and domestic U.S. traffic corridors, the alliance with CN/IC is intended to increase business primarily in the automotive and intermodal markets and also in the chemical and petroleum and paper and forest products markets. This alliance has provided opportunities for revenue growth and positioned the Company as a key provider of rail service for NAFTA trade.

Under a separate agreement, KCSR and CN formed a management group made up of representatives from both railroads to develop plans for the construction of new facilities to support business development, including investments in automotive, intermodal and transload facilities at Memphis, Dallas, Kansas City and Chicago. This agreement also granted KCSR certain trackage and haulage rights and granted CN and IC certain haulage rights. Under the terms of this agreement, and through action taken by the STB, in October 2000 KCSR gained access to six additional chemical customers in the Geismar, Louisiana industrial area through haulage rights.

Marketing Agreements with Norfolk Southern.

In December 1997 KCSR entered into a three-year marketing agreement with Norfolk Southern and Tex Mex which provides for additional traffic volume along the east-west corridor between Meridian and Dallas by using interchange points with Norfolk Southern. This agreement provides Norfolk Southern run-through service with access to Dallas and the Mexican border at Laredo while avoiding the congested rail gateways of Memphis and New Orleans. This agreement will be automatically renewed for additional three-year terms unless written notice of termination is given at least 90 days prior to the expiration of the then-current term. This agreement was automatically renewed for an additional term of three years in December 2000.

In May 2000, KCSR entered into an agreement with Norfolk Southern under which KCSR will provide haulage services for intermodal traffic between Meridian and Dallas in exchange for fees from Norfolk Southern. Under this agreement Norfolk Southern may quote rates and enter into transportation service contracts with shippers and receivers covering this haulage traffic. Unless renewed by Norfolk Southern, this agreement terminates on December 31, 2003.

This new marketing agreement with Norfolk Southern provides KCSR with additional sources of intermodal business. The current arrangement envisions approximately two trains per day running between the Company's connection with Norfolk Southern at Meridian and the Burlington Northern Santa Fe Corporation ("BNSF") connection at Dallas. The structure of the agreement provides for lower gross revenue to KCSR, but improved operating income since fuel and car hire expenses are the responsibility of Norfolk Southern under the agreement. Management believes this business has additional growth potential as Norfolk Southern seeks to shift its traffic to southern gateways to increase its length of haul.


Marketing Agreement with I&M Rail Link.

In May 1997, KCSR entered into a marketing agreement with I&M Rail Link which provides KCSR with access to Minneapolis, Minnesota and Chicago and to origination's of corn and other grain in Iowa, Minnesota and Illinois. Through this marketing agreement, KCSR receives and originates shipments of grain products for delivery to 35 poultry industry feed mills on its network. Grain is currently KCSR's largest export product to Mexico. This agreement is terminable upon 90 days notice.


Haulage Rights.

As a result of the 1988 acquisition of the Missouri-Kansas-Texas Railroad by UP, KCSR was granted (1) haulage rights between Council Bluffs, Iowa, Omaha and Lincoln, Nebraska and Atchison and Topeka, Kansas on the one hand and Kansas City, Missouri on the other hand, and (2) a joint rate agreement for our grain traffic between Beaumont, Texas on the one hand and Houston and Galveston, Texas on the other hand. KCSR has the right to convert these haulage rights to trackage rights. KCSR's haulage rights require UP to move KCSR traffic in UP trains; trackage rights would allow KCSR to operate its trains over UP tracks. These rights have a term of 199 years.


Markets Served

The following table summarizes combined KCSR/Gateway Western revenue and carload statistics by commodity category. Certain prior year amounts have been reclassified to reflect changes in the business groups and to conform to the current year presentation.

                                                      Carloads and
                                 Revenues           Intermodal Units
                               (in millions)        (in thousands)
                             2000   1999    1998    2000    1999  1998
                             ----   ----    ----    ----    ----  ----
KCSR/Gateway Western
  general commodities:
  Chemical and petroleum   $ 126.3 $132.7 $ 143.5  154.1   165.5  172.2
  Paper and forest           132.9  131.0   138.9  192.4   202.9  212.8
  Agricultural and mineral    94.3   95.6    99.9  132.0   141.0  141.5
                            ------ ------  ------  -----   -----  -----
Total general commodities    353.5  359.3   382.3  478.5   509.4  526.5
  Intermodal and automotive   63.0   60.6    48.1  269.3   233.9  187.1
  Coal                       105.0  117.4   117.9  184.2   200.8  205.3
                            ------ ------  ------  -----   -----  -----
Carload revenues and carload
  and intermodal units       521.5  537.3   548.3  932.0   944.1  918.9
                                                   =====   =====  =====
Other rail-related revenues   41.6   49.1    48.5
                            ------ ------  ------
   Total KCSR/Gateway
     Western revenues      $ 563.1 $586.4 $ 596.8
                           ======= ====== =======

Chemicals and Petroleum

Chemical and petroleum products accounted for approximately 22.4% of KCSR/Gateway Western combined total revenues in 2000. KCSR/Gateway Western transport chemical and petroleum products via tank and hopper cars primarily to markets in the southeast and northeast United States through interchange with other rail carriers. Management expects certain product revenues within this commodity group to improve in the future as a result of access, which began on October 1, 2000 under the agreement with CN, to additional chemical customers in the Geismar, Louisiana industrial corridor (one of the largest concentrations of chemical suppliers in the world).

Paper and Forest

Paper and forest products accounted for approximately 23.6% of KCSR/Gateway Western combined total revenues in 2000. The Company's rail lines run through the heart of the southeastern U.S. timber-producing region. Management believes that trees from this region tend to grow faster and that forest products made from them are generally less expensive than those from other regions. As a result, southern yellow pine products from the southeast are increasingly being used at the expense of western producers who have experienced capacity reductions because of public policy
considerations.   KCSR/Gateway Western serve eleven paper mills directly
and six others indirectly through short-line connections. Customers include International Paper Company, Georgia Pacific Corporation and Riverwood International. Primary traffic includes pulp and paper, lumber, panel products (plywood and oriented strand board), engineered wood products, pulpwood, woodchips, raw fiber used in the production of paper, pulp and paperboard, as well as metal, scrap and slab steel, waste and military equipment. Slab steel products are used primarily in the manufacture of drill pipe for the oil industry, and military equipment is shipped to and from several military bases on the Company's rail lines

Agricultural and Mineral

Agricultural and mineral products accounted for approximately 16.7% of KCSR/Gateway Western combined total revenues in 2000. Agricultural products consist of domestic and export grain, food and related products. Shipper demand for agricultural products is affected by competition among sources of grain and grain products as well as price fluctuations in international markets for key commodities. In the domestic grain business, the Company's rail lines receive and originate shipments of grain and grain products for delivery to feed mills serving the poultry industry. Through the marketing agreement with I&M Rail Link, the Company's rail lines have access to sources of corn and other grain in Iowa and other Midwestern states. KCSR currently serves 35 feed mills along its rail lines throughout Arkansas, Oklahoma, Texas, Louisiana, Mississippi and Alabama. Export grain shipments include primarily wheat, soybean and corn transported to the Gulf of Mexico for international destinations and to Mexico via Laredo. Over the long term, grain shipments are expected to increase as a result of the Company's strategic investments in Tex Mex and TFM, given Mexico's reliance on grain imports. Food and related products consist mainly of soybean meal, grain meal, oils and canned goods, sugar and beer. Mineral shipments consist of a variety of products including ores, clay, stone and cement.

Intermodal and Automotive

Intermodal products accounted for approximately 11.2% of KCSR/Gateway Western combined total revenues in 2000. The intermodal freight business consists of hauling freight containers or truck trailers by a combination of water, rail and motor carriers, with rail carriers serving as the link between the other modes of transportation. The Company's intermodal business has grown significantly over the last seven years with intermodal units increasing from 61,748 in 1993 to 247,604 in 2000 and intermodal revenues increasing from $17 million to nearly $50 million during the same period. Through our dedicated intermodal train service between Meridian and Dallas, the Company competes directly with truck carriers along the Interstate 20 corridor.

The intermodal business is highly price and service driven as the trucking industry maintains certain competitive advantages over the rail industry. Trucks are not obligated to provide or maintain rights of way and do not have to pay real estate taxes on their routes. In prior years, the trucking industry diverted a substantial amount of freight from railroads as truck operators' efficiency over long distances increased. In response to these competitive pressures, railroad industry management sought avenues to improve the competitiveness of rail traffic and forged numerous alliances with truck companies in order to move more traffic by rail and provide faster, safer and more efficient service to their customers. KCSR has entered into agreements with several trucking companies for train service in several corridors, but those services are concentrated between Dallas and Meridian.

As KCSR/Gateway Western's intermodal revenues increased, margins on certain intermodal business declined. In 1999 management addressed the declining margins by increasing certain intermodal rates effective September 1, 1999 and by closing two underperforming intermodal facilities at Salisaw, Oklahoma and Port Arthur, Texas on the north/south route. These actions have helped to improve the profitability and operating efficiency of the Company's intermodal business.

The strategic alliance with CN/IC and marketing agreements with Norfolk Southern provide the Company the potential to further capitalize on the growth potential of intermodal freight revenues, particularly for traffic moving between points in the upper midwest and Canada to Kansas City, Dallas and Mexico. Furthermore, the Company is in the process of transforming the former Richards-Gebaur Airbase in Kansas City to a U.S. customs pre-clearance processing facility, the Kansas City International Freight Gateway ("IFG"), which is expected to handle and process large volumes of domestic and international intermodal freight. Upon completion, management expects this facility to provide additional opportunities for intermodal revenue growth. Through an agreement with Mazda through the Ford Motor Company Claycomo manufacturing facility located in Kansas City, KCSR has developed an automotive distribution facility at the Richards-Gebaur facility. This facility became operational in April 2000 for the movement of Mazda vehicles. Full intermodal and automotive operations at the facility are expected to be in service in 2002, providing KCSR with additional capacity in Kansas City.

The Company's automotive traffic consists primarily of vehicle parts moving into Mexico from the northern sections of the United States and finished vehicles moving from Mexico into the United States. CN/IC, Norfolk Southern and TFM have a significant number of automotive production facilities on their rail lines. The Company's rail network essentially serves as the connecting bridge carrier for these movements of automotive
parts and finished vehicles.   The Company has also recently transacted
with Ford to ship automotive parts from East St. Louis to Kansas City.

Coal

Coal historically has been one of the most stable sources of revenues and is the largest single commodity handled by KCSR. In 2000, coal revenues represented 18.6% of KCSR/Gateway Western combined total revenues. Substantially all coal customers are under long term contracts, which typically have an average contract term of approximately five years.
KCSR's most significant customer is SWEPCO, which is under contract until 2006. The Company delivers coal to nine electric generating plants, including SWEPCO facilities in Flint Creek, Arkansas and Welsh, Texas, Kansas City Power and Light plants in Kansas City and Amsterdam, Missouri, an Empire District Electric Company plant near Pittsburg, Kansas and an Entergy Gulf States plant in Mossville, Louisiana. SWEPCO and Entergy Gulf States together comprised approximately 73% of KCSR/Gateway Western's total coal revenues in 2000. The coal KCSR transports originates in the Powder River Basin in Wyoming and is transferred to KCSR's rail lines at Kansas City. KCSR also transports coal as an intermediate carrier for a Western Farmers Electric Cooperative plant from

Kansas City to Dequeen, Arkansas, where it interchanges with a short-line carrier for delivery to the plant, and delivers lignite to an electric generating plant at Monticello, Texas. In the fourth quarter of 1999, KCSR began serving as a bridge carrier for coal deliveries to a Texas Utilities electric generating plant in Martin Lake, Texas.

Other

Other rail-related revenues include a variety of miscellaneous services provided to customers and interconnecting carriers and accounted for approximately 7.4% of total combined KCSR/Gateway Western revenues in 2000. Major items in this category include railcar switching services, demurrage (car retention penalties) and drayage (local truck transportation services). Also included in this category are haulage services performed for the benefit of BNSF under an agreement, which continues through 2004 and includes minimum volume commitments.

Railroad Industry Trends and Competition

The Company's rail operations compete against other railroads, many of which are much larger and have significantly greater financial and other resources. Since 1994, there has been significant consolidation among major North American rail carriers, including the 1995 merger of Burlington Northern, Inc. and Santa Fe Pacific Corporation ("BN/SF", collectively "BNSF"), the 1995 merger of the UP and the Chicago and North Western Transportation Company ("UP/CNW") and the 1996 merger of UP with Southern Pacific Corporation ("SP"). Further Norfolk Southern and CSX purchased the assets of Conrail in 1998 and the CN acquired the IC in June 1999. As a result of this consolidation, the railroad industry is now dominated by a few "mega-carriers." KCSI management believes that revenues were negatively affected by the UP/CNW, UP/SP and BN/SF mergers, which led to diversions of rail traffic away from KCSR's rail lines. The Company also believes that KCSR revenues have been negatively impacted by the congestion resulting from the purchase of Conrail's assets by Norfolk Southern and CSX in 1998. Management regards the larger western railroads, in particular, as significant competitors to the Company's operations and prospects because of their substantial resources. Management believes, however, that because of the Company's investments and strategic alliances, it is positioned to attract additional rail traffic through our NAFTA Railway.

In late 1999, a merger was announced between BNSF and CN. Subsequent to this announcement, the STB imposed a 15-month moratorium on Class 1 railroad merger activities, while it reviews and rewrites the rules applicable to railroad consolidation. In July 2000, the STB's moratorium was upheld by the United States Court of Appeals for the District of Columbia. The moratorium, and more directly the new rules, will likely have a substantial effect on future railroad merger activity. Subsequent to the court's decision, BNSF and CN announced the termination of their proposed merger.

Truck carriers have eroded the railroad industry's share of total transportation revenues. Changing regulations, subsidized highway improvement programs and favorable labor regulations have improved the competitive position of trucks in the United States as an alternative mode of surface transportation for many commodities. In the United States, the truck industry generally is more cost and transit-time competitive than railroads for distances of less than 300 miles. Intermodal traffic and certain other traffic face highly price sensitive competition, particularly from motor carriers. However, rail carriers, including KCSR, have placed an emphasis on competing in the intermodal marketplace and working together with motor carriers and other railroads to provide end-to-end transportation of products, especially where the length of haul exceeds 500 miles. The Company is also subject to competition from barge lines and other maritime shipping, which compete with the Company across certain routes in its operating area. Mississippi and Missouri River barge traffic, among others, compete with KCSR and its rail connections in the transportation of bulk commodities such as grains, steel and petroleum products.

Increased competition has resulted in downward pressure on freight rates. Competition with other railroads and other modes of transportation is generally based on the rates charged, the quality and reliability of the service provided and the quality of the carrier's equipment for certain commodities.


Employees and Labor Relations

Approximately 84% of KCSR/Gateway Western employees are covered under various collective bargaining agreements.

In 1996, national labor contracts governing the KCSR were negotiated with all major railroad unions, including the United Transportation Union, the Brotherhood of Locomotive Engineers, the Transportation Communications International Union, the Brotherhood of Maintenance of Way Employees, and the International Association of Machinists and Aerospace Workers. Formal negotiations to enter into new agreements are in progress and the 1996 labor contracts will remain in effect until new agreements are reached. The wage increase elements of these new agreements may have retroactive application. The provisions of the various labor agreements generally include periodic general wage increases, lump-sum payments to workers and greater work rule flexibility, among other provisions. The Company is currently exploring alternative compensation arrangements in lieu of cash increases. Management does not expect that the negotiations or the resulting labor agreements will have a material impact on our consolidated results of operations, financial condition or cash flows.

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

Most Gateway Western employees are covered by collective bargaining agreements that extended through December 1999. Negotiations on those agreements began in late 1999, and those agreements will remain in effect until new agreements are reached. The Company does not anticipate that this process or the resulting labor agreements will have a material impact on its consolidated results of operations, financial condition or cash flows.

KCSR, Gateway and other railroads continue to be affected by labor regulations, which typically are more burdensome than those governing non-rail industries, such as trucking competitors. The Railroad Retirement Act requires up to a 23.75% contribution by railroad employers on eligible wages, while the Social Security and Medicare Acts only require a 7.65% employer contribution on similar wage bases. Other programs, such as the Federal Employers' Liability Act (FELA), when compared to worker's compensation laws, illustrate the competitive disadvantage placed upon the rail industry by federal labor regulations.


Joint Venture Arrangements

Mexrail

The share purchase agreement dated as of October 5, 1995 between KCSI and TMM which governs the investment in Mexrail provides, among other things, that the Company has a right of first refusal if (1) TMM decides to sell all or a portion of its Mexrail common stock, (2) TMM votes its Mexrail common stock in favor of a merger or consolidation involving Mexrail or Tex
Mex or any plan to sell all or substantially all of the assets of Mexrail or Tex Mex or (3) Mexrail decides to sell all or a portion of its Tex Mex common stock. The share purchase agreement also gives the Company the right to appoint two of Mexrail's five directors and four of Tex Mex's nine directors.


Grupo TFM

In December 1995, the Company entered into a joint venture agreement with TMM. The purposes of the joint venture were, among others, to provide for the formation of Grupo TFM, to provide for participation in the upcoming privatization of the Mexican national railway system through Grupo TFM, and to promote the movement of rail traffic over Tex Mex, TFM and KCSR. The term of the joint venture agreement was automatically renewed for a term of three years on December 1, 2000 and will automatically renew for additional terms of three years each unless either TMM or the Company gives notice of termination at least 90 days prior to the end of the then-current term. The joint venture agreement may also terminate under certain circumstances prior to the end of a term, including upon a change of control or bankruptcy of either TMM or the Company or a material default by TMM or the Company. Upon termination of the agreement, any joint venture assets that are not held in KCSI's or TMM's name will be distributed proportionally to TMM and KCSI. The joint venture does not have any material assets and management believes that a termination of the joint venture agreement would not have a material adverse effect on the Company or its interests in Mexrail or Grupo TFM.

The Grupo TFM by-laws and the shareholders agreement dated May 1997, between KCSI, Caymex Transportation, Inc., Grupo Servia, S.A. de C.V. ("Grupo Servia"), TMM and TMM Multimodal, S.A. de C.V., which governs our investment in Grupo TFM (1) restrict each of the parties to the shareholders agreement from directly or indirectly transferring any interest in Grupo TFM or TFM to a competitor of the parties, Grupo TFM or TFM without the prior written consent of each of the parties, (2) prohibit any transfer of shares of Grupo TFM to any person other than an affiliate without the prior consent of Grupo TFM's board of directors and (3) provide that KCSI, Grupo Servia and TMM may not transfer control of any subsidiary holding all or any portion of shares of Grupo TFM to a third party other than an affiliate or another party to the shareholders agreement without the consent of the other parties to the shareholders agreement. The Grupo TFM by-laws grant the shareholders of Grupo TFM a right of first refusal to acquire shares to be transferred by any other shareholder in proportion to the number of shares held by each non-transferring shareholder, although holders of preferred shares or shares with special or limited rights are only entitled to acquire those shares and not ordinary shares. The shareholders agreement requires that the boards of directors of Grupo TFM and TFM be constituted to reflect the parties' relative ownership of the ordinary voting common stock of Grupo TFM.

TFM holds the Concession to operate Mexico's Northeast Rail Lines for the 50 years beginning in June 1997 and, subject to certain conditions, has an option to extend the Concession for an additional 50 years. The Concession is subject to certain mandatory trackage rights and is only exclusive for 30 years. Additionally, the Mexican government may revoke exclusivity after 20 years if it determines that there is insufficient competition and may terminate the Concession as a result of certain conditions or events, including (1) TFM's failure to meet its operating and financial obligations with regard to the Concession under applicable Mexican law, (2) a statutory appropriation by the Mexican government for reasons of public interest and
(3) liquidation or bankruptcy of TFM. TFM's assets and its rights under the Concession may also be seized temporarily by the Mexican government.

In 1997, Grupo TFM paid approximately $1.4 billion to the Mexican government as the purchase price for 80% of TFM. Grupo TFM funded a significant portion of the purchase with capital contributions from TMM and KCSI. Additionally, a portion of the purchase was funded through: (1) senior secured term credit facilities ($325 million); (2) senior notes and senior discount debentures ($400 million); and (3) proceeds from the sale of 24.6% of Grupo TFM to the Mexican government (approximately $199 million based on the then effective U.S. dollar/Mexican peso exchange rate). Additionally, Grupo TFM entered into a $150 million revolving credit facility for general working capital purposes. The Mexican government's interest in Grupo TFM is in the form of limited voting right shares. KCSI, TMM and an affiliate of TMM, Grupo Servia, have a call option for the Mexican government's interest in Grupo TFM which is exercisable, prior to July 31, 2002, at the original amount (in U.S. dollars) paid by the Mexican government plus interest based on one-year U.S. Treasury securities. In addition, after the expiration of that call option, KCSI, TMM and Grupo Servia have a right of first refusal to purchase the Mexican government's interest in Grupo TFM if the Mexican government wishes to sell that interest to a third party which is not a governmental entity. On or after October 31, 2003 the Mexican government has the option to sell its 20% interest in TFM through a public offering or to Grupo TFM at the initial share price paid by Grupo TFM plus interest. In the event that Grupo TFM does not purchase the Mexican government's 20% interest in TFM, the government may require TMM and KCSI, or either TMM or KCSI, to purchase its interest. KCSI and TMM have cross indemnities in the event the Mexican government requires only one of them to purchase its interest. The cross indemnities allow the party required to purchase the Mexican government's interest to require the other party to purchase its pro rata portion of such interest. However, if KCSI were required to purchase the Mexican government's interest in TFM and TMM could not meet its obligations under the cross-indemnity, then KCSI would be obligated to pay the total purchase price for the Mexican government's interest. TMM and KCSI are currently in negotiations with the Mexican government that may lead to a purchase of the Mexican government's interest in TFM at a discount from the current option price. During the third quarter of 2000, Grupo TFM accomplished a refinancing of approximately $285 million of its senior secured credit facility through the issuance of a U.S. Commercial Paper Program backed by a letter of credit. This refinancing provides the ability for Grupo TFM to pay limited dividends with the consent of KCSI and TMM; however, none have been paid.

Panama Canal Railway Company

The financing for the Panama Canal Railway Company is comprised of a $5 million investment from the IFC and senior loans through the IFC in an aggregate amount of up to $45 million. The investment of $5 million from the IFC is comprised of non-voting preferred shares which pay a 10% cumulative dividend. The preferred shares may be redeemed at the IFC's option any year after 2008 at the lower of (1) a net cumulative internal rate of return of 30% or (2) eight times earnings before interest, income taxes, depreciation and amortization for the two years preceding the redemption that is proportionate to the IFC's percentage ownership in Panama Canal Railway Company. Under the terms of the concession, the Company is, under certain limited conditions, a guarantor for up to $15 million of cash deficiencies associated with the reconstruction project and, if Panama Canal Railway Company terminates the concession contract without the IFC's consent, a guarantor for up to 50% of the outstanding senior loans. Management expects the total cost of the reconstruction project to be $75 million and does not expect its equity commitment to exceed $16.5 million (excluding the guarantees described above).


Southern Capital

In 1996, KCSR and GATX Capital Corporation ("GATX") formed a 50-50 joint venture-Southern Capital-to perform certain leasing and financing activities.  Southern Capital's operations are the acquisition of locomotives and rolling stock and the leasing thereof to KCSR and other rail entities. Concurrent with the formation of this joint venture, KCSR entered into operating leases with Southern Capital for substantially all the locomotives and rolling stock which KCSR contributed or sold to
Southern Capital at the time of formation of the joint venture. GATX contributed cash in the joint venture transaction formation. In addition, Southern Capital formerly managed a portfolio of non-rail loan assets primarily in the amusement entertainment, construction and
trucking   industries  which  it  sold  in  April  1999  to  Textron   Financial
Corporation, thereby leaving only the rail equipment related assets leased to KCSR.

The purpose for the formation of Southern Capital is to partner a Class I railroad in KCSR with an industry leader in the rail equipment financing in GATX. Southern Capital provides the Company with access to equipment financing alternatives.


Employees. As of December 31, 2000, the approximate number of employees of KCSI and its consolidated subsidiaries was as follows:

            KCSR                       2,557
            Gateway Western              230
            Other                         75
                                       -----
                  Total                2,862
                                       -----


Item 2.     Properties

The information set forth in response to Item 102 of Regulation S-K under
Item 1, Business, of this Form 10-K and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, is incorporated by reference in response to this Item 2.

In the opinion of management, the various facilities, office space and other properties owned and/or leased by the Company (and its subsidiaries and affiliates) are adequate for existing operating needs.

KCSR

Certain KCSR property statistics follow:

                                           2000          1999        1998
                                          -----         -----       -----
   Route miles - main and branch line     2,701         2,756       2,756
   Total track miles                      3,880         3,935       3,931
   Miles of welded rail in service        2,032         2,032       2,031
   Main line welded rail (% of total)       64%           64%         64%
   Cross ties replaced                  318,687       275,384     255,591

   Average Age (in years):
   ----------------------
   Wood ties in service                    15.5          16.0        15.8
   Rail in main and branch line            27.5          26.5        25.5
   Road locomotives                        22.6          21.7        23.3
   All locomotives                         23.5          22.5        23.9

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

KCSR owns five intermodal facilities and has contracted with third parties to operate these facilities. These facilities are located in Dallas, Texas; Kansas City, Missouri; Shreveport and New Orleans, Louisiana; and Jackson, Mississippi. KCSR is currently in the process of constructing an automotive and intermodal facility at the former Richards-Gebaur Airbase in Kansas City, Missouri. This facility became operational in April 2000 for the movement of Mazda vehicles. Full intermodal and automotive operations at the facility are expected to be complete in 2002, providing KCSR with additional capacity in Kansas City. The various intermodal facilities include strip tracks, cranes and other equipment used in facilitating the transfer and movement of trailers and containers.

KCSR owns 8.3% of Kansas City Terminal Railway Company, which owns and operates approximately 80 miles of track, and operates an additional eight miles of track under trackage rights in greater Kansas City, Missouri. KCSR also leases for operating purposes certain short sections of trackage owned by various other railroad companies and jointly owns certain other facilities with these railroads.

KCSR's fleet of rolling stock consisted of the following at December 31:

                            2000              1999                 1998
                      Leased    Owned   Leased     Owned    Leased    Owned
                      ------   ------   ------    ------    ------   ------
   Locomotives:
      Road Units         323      108      323       112       258      108
      Switch Units        52        -       52         -        52        -
      Other                -        8        -         8         8        -
                      ------   ------   ------    ------    ------   ------
      Total              375      116      375       120       318      108
                      ======   ======   ======    ======    ======   ======
   Rolling Stock:
      Box Cars         5,942    2,019    6,289     2,011     6,634    2,023
      Gondolas           704       78      713        66       748       56
      Hopper Cars      2,197    1,171    2,384     1,357     2,660    1,185
      Flat Cars (Intermodal
        and Other)     1,584      613    1,553       675     1,617      676
      Tank Cars           46       55       33        55        34       58
      Auto Rack          201        -      201         -         -        -
                      ------   ------   ------    ------    ------   ------
      Total           10,674    3,936   11,173     4,164    11,693    3,998
                      ======   ======   ======    ======    ======   ======

As of December 31, 2000, KCSR's fleet consisted of 491 diesel locomotives, of which 116 were owned, 335 leased from affiliates and 40 leased from non-affiliates. KCSR's fleet of rolling stock consisted of 14,610 freight cars, of which 3,936 were owned, 3,269 leased from affiliates and 7,405 leased from non-affiliates. A significant portion of the locomotives and rolling stock leased from affiliates includes equipment leased through Southern Capital, a joint venture with GATX Capital Corporation formed in October 1996.

Some of the owned equipment is subject to liens created under conditional sales agreements, equipment trust certificates and leases in connection with the original purchase or lease of such equipment. KCSR indebtedness with respect to equipment trust certificates, conditional sales agreements and capital leases totaled approximately $58.4 million at December 31, 2000.

Systems and Technology

Management Control System Project

In April 1997 KCSR entered into an agreement with International Business Machines Corporation ("IBM") to jointly develop a management control system ("MCS") which includes the following elements:

    o   a new waybill system;

    o   a new transportation system;

    o   a work queue management infrastructure;

    o   a service scheduling system;

    o   enhanced revenue and car accounting systems; and

    o   EDI interfaces to the new systems.

The Company implemented MCS on Gateway Western in the first quarter of 2000 and plans to begin implementation on KCSR in April 2001. MCS is designed to track individual shipments as they move across the rail system and compare that movement to the service sold to the customer. If a shipment falls behind schedule, MCS will automatically generate alerts and action recommendations.

Management expects MCS to provide more accurate and timely information on terminal dwell time, car velocity through terminals and priority of switching to meet schedules. MCS is designed to provide better analytical tools for management to make decisions based on more timely and accurate information. A data warehouse will provide the foundation of an improved decision support infrastructure. By making decisions based upon that information, management intends to improve service quality and utilization of locomotives, rolling stock, crews, yards, and line of road and thereby reduce cycle times and costs. With the implementation of service scheduling, MCS is expected to provide improved customer service through improved advanced planning, real-time decision support and improved measurements. By designing all new business processes around workflow technology, management intends to more effectively follow key operating statistics to measure productivity and improve performance across the entire operation.

MCS is also expected to improve clerical and information technology group efficiencies. Management believes that information technology and other support groups will be able to reduce maintenance costs, increase their flexibility to respond to new requests and improve productivity. By using a layered design approach, MCS is expected to have the ability to extend to new technologies as they become available. MCS can be modified to connect customers with applications via the Internet and will be constructed to support multiple railroads, permit modifications to accommodate the local language requirements of the area and operate across multiple time zones.

Train Dispatching System

KCSR is currently operating on two types of train dispatching systems, Direct Train Control ("DTC") and Centralized Traffic Control ("CTC").
DTC uses direct radio communication between dispatchers and engineers to coordinate train movement. DTC is used on approximately 68% of KCSR's track, including the track from Shreveport to Meridian and Shreveport to New Orleans. CTC controls switches and signals in the field from the dispatcher's desk top via microwave link. CTC is used on approximately 32% of KCSR's track, including the track from Kansas City to Beaumont and Shreveport to Dallas. CTC is normally utilized on heavy traffic areas with single main line or heavy traffic areas with multiple routes. Each dispatcher currently has an assigned territory displayed on high-resolution monitors driven by a mini-mainframe in Shreveport with a remote station in Beaumont. KCSR implemented a new dispatching computer system in May 1999, which has enhanced the overall efficiency of train movements on the railroad system.

Gateway Western

Gateway Western operates an approximate 400 mile rail line extending from Kansas City, Missouri to East St. Louis and Springfield, Illinois. Additionally, Gateway Western has restricted haulage rights extending to Chicago, Illinois. Gateway Western provides interchanges with various eastern rail carriers and access to the St. Louis rail gateway.

Certain approximate Gateway Western property statistics follow:

                                                 2000        1999      1998
                                                 ----        ----      ----
   Route miles - main and branch line             402         402       402
   Total track miles                              564         564       564
   Miles of welded rail in service                125         121       121
   Main line welded rail (% of total main line)   42%         40%       40%

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

In early 1999, Tex Mex completed Phase II of a new rail yard in Laredo. Phase I of the project was completed in December 1998 and included four tracks comprising approximately 6.5 miles. Phase II consisted of two new intermodal tracks totaling approximately 2.8 miles. Although groundwork for an additional ten tracks has been completed, construction on those ten tracks has not yet begun. Capacity of the Laredo yard is currently approximately 800 freight cars and, upon completion of all tracks, is expected to be approximately 2,000 freight cars. Additionally, on March 12, 2001 Mexrail purchased approximately 84.5 miles of track between Rosenberg and Victoria, Texas. See "Item 1 - Business - Significant Investments- Mexrail" for additional information.

Certain Tex Mex property statistics follow:

                                                 2000        1999      1998
                                                 ----        ----      ----
   Route miles - main and branch line             157         157       157
   Total track miles                              533         533       530
   Miles of welded rail in service                  5           5         5
   Main line welded rail (% of total)              3%          3%        3%

Grupo TFM

TFM operates 2,661 miles of main line and an additional 838 miles of sidings and spur tracks, and main line under trackage rights. TFM has the right to operate the rail, but does not own the land, roadway or associated structures. Approximately 91% of TFM's main line consists of continuously welded rail. As of December 31, 2000, TFM owned 459 locomotives, owned or leased from affiliates 5,089 freight cars and leased from non-affiliates 141 locomotives and 5,254 freight cars. Grupo TFM (through TFM) has office space at which various operational, administrative, managerial and other activities are performed. The primary facilities are located in Mexico City and Monterrey,

Mexico. TFM leases 140,354 square feet of office space in Mexico City and owns an 115,157 square foot facility in Monterrey.

Panama Canal Railway Company/Panarail Tourism Company

PCRC, a joint venture in which the Company owns 50% of the common stock, holds the concession to reconstruct and operate a 47-mile railroad that runs parallel to the Panama Canal. Reconstruction of the railroad commenced in early 2000 and is expected to be complete in 2001. PCRC leases five locomotives and owns one locomotive and various other
infrastructure improvements and equipment.   Panarail currently owns 5
passenger cars.

Other

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

Pabtex GP LLP (formerly Global Terminaling Services, Inc.) owns a 70-acre bulk commodity handling facility in Port Arthur, Texas.

Mid-South Microwave, Inc. owns and operates a microwave system, which extends essentially along the right-of-way of KCSR from Kansas City, Missouri to Dallas, Beaumont and Port Arthur, Texas and New Orleans, Louisiana. This system is leased to KCSR.

Other subsidiaries of the Company own approximately 8,000 acres of land at various points adjacent to the KCSR right-of-way. Other properties also include a 354,000 square foot warehouse at Shreveport, Louisiana, a bulk handling facility at Port Arthur, Texas, and several former railway buildings now being rented to non-affiliated companies, primarily as warehouse space. The Company is an 80% owner of Wyandotte Garage Corporation, which owns a parking facility in downtown Kansas City, Missouri. The facility is located adjacent to the Company and KCSR executive offices, and consists of 1,147 parking spaces utilized by the employees of the Company and its affiliates, as well as the general
public.   The Company is in negotiations for the lease of new office space in downtown Kansas City, Missouri for its principal executive offices.


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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the three-month period ended December 31, 2000.

Executive Officers of the Company

Pursuant to General Instruction G(3) of Form 10-K and instruction 3 to paragraph (b) of Item 401 of Regulation S-K, the following list is included as an unnumbered Item in Part I of this Form 10-K in lieu of being included in KCSI's Definitive Proxy Statement which will be filed no later than 120 days after December 31, 2000. All executive officers are elected annually and serve at the discretion of the Board of Directors. Certain of the executive officers have employment agreements with the Company.

Name                      Age       Position(s)
Michael R. Haverty        56        Chairman, President and Chief Executive
                                     Officer
Gerald K. Davies          56        Executive Vice President and Chief Operating
                                     Officer
Robert H. Berry           56        Senior Vice President and Chief Financial
                                     Officer
Richard P. Bruening       62        Senior Vice President, General Counsel and
                                     Corporate Secretary
Warren K. Erdman          42        Vice President - Corporate Affairs
Thomas G. King            44        Vice President and Treasurer
L.G. Van Horn             42        Vice President and Comptroller

The information set forth in the Company's Definitive Proxy Statement in the description of the Board of Directors with respect to Mr. Haverty is incorporated herein by reference.

Gerald K. Davies has served as Executive Vice President and Chief Operating Officer of KCSI since July 18, 2000. Mr. Davies joined KCSR in January 1999 as the Executive Vice President and Chief Operating Officer. Mr. Davies has served as a director of KCSR since November 1999. Prior to joining KCSR, Mr. Davies served as the Executive Vice President of Marketing with Canadian National Railway from 1993 through 1998. Mr. Davies held senior management positions with Burlington Northern Railway from 1976 to 1984 and 1991 to 1993, respectively, and with CSX Transportation from 1984 to 1991.

Robert H. Berry has served as Senior Vice President and Chief Financial Officer of KCSI since July 18, 2000. Mr. Berry has served as Senior Vice President and Chief Financial Officer of KCSR since June 1997 and as a director of KCSR since November 1999. Mr. Berry is also a director of Grupo TFM. Prior to joining KCSR, Mr. Berry was employed by Northern Telecom for 21 years in various senior financial positions, including Vice President--Finance of NorTel Communications Systems, Inc. from 1995 to 1997 and Vice President--Finance for Bell Atlantic Meridian Systems from 1993 to 1995. Mr. Berry is a Certified Public Accountant.

Richard P. Bruening has served as Vice President and General Counsel of KCSI since 1981 and Corporate Secretary of KCSI since July 1995. Mr. Bruening's title of Vice President was changed to Senior Vice President on July 18, 2000. From May 1982 to February 1992, he served as Vice President and General Counsel of KCSR and has served as Senior Vice President and General Counsel since February 1992. Mr. Bruening has also served as Corporate Secretary of KCSR since July 1995 and as a director of KCSR since September 1987. Mr. Bruening has announced that he will retire from the Company and the aforementioned positions effective April 1, 2001.

Warren K. Erdman has served as Vice President--Corporate Affairs of KCSI since April 15, 1997 and as Vice President--Corporate Affairs of KCSR since May 1997. Prior to joining KCSI, Mr. Erdman served as Chief of Staff to United States Senator Kit Bond of Missouri from 1987 to 1997.

Thomas G. King has served as Vice President and Treasurer of KCSI since July 18, 2000 and as Vice President and Treasurer of KCSR since November 1999. Mr. King has also served as Vice President and Treasurer of KCS Transportation Company since May 1997. Mr. King has served as Vice President and Treasurer of Gateway Western since November 1999. Mr. King served as

Treasurer of Gateway Western from May 1997 to October 1999, and as Vice President and Chief Financial Officer from December 1989 to May 1997. Mr. King is a Certified Public Accountant.

Louis G. Van Horn has served as Vice President and Comptroller of KCSI since May 1996. Mr. Van Horn has also served as Vice President and Comptroller of KCSR since 1995. Mr. Van Horn was Comptroller of KCSI from September 1992 to May 1996. From January 1992 to September 1992, Mr. Van Horn served as Assistant Comptroller of KCSI. Mr. Van Horn is a Certified Public Accountant.

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


                                   Part II

Item 5. Market for the Company's Common Stock and Related Stockholder Matters

The information set forth in response to Item 201 of Regulation S-K on the cover (page i) under the heading "Company Stock," and in Part II Item 8, Financial Statements and Supplementary Data, at Note 13 - Quarterly Financial Data (Unaudited) of this Form 10-K is incorporated by reference in response to this Item 5.

Pursuant to the credit agreement dated January 11, 2000 as described further in Part II Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K, the Company is restricted from the payment of cash dividends on the Company's common stock.

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

On July 12, 2000, KCSI completed a reverse stock split whereby every two shares of KCSI common stock were converted into one share of KCSI common stock. The Company's stockholders approved a one-for-two reverse stock split in 1998 in contemplation of the Spin-off.

As of February 28, 2001, there were 5,469 holders of the Company's common stock based upon an accumulation of the registered stockholder listing.

Item 6. Selected Financial Data
(dollars in millions, except per share and ratio data)

The selected financial data below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 of this Form 10-K and the consolidated financial statements and the related notes thereto, and the Report of Independent Accountants thereon, included under Item 8 of this Form 10-K, and such data is qualified by reference thereto. All years reflect the 1-for-2 common stock split to shareholders of record on June 28, 2000 paid July 12, 2000.

                               2000          1999           1998         1997          1996
                             -------       -------        -------      -------       -------
Revenues                    $  572.2      $  601.4       $  613.5     $  573.2(i)     $517.7(i)

Income (loss) from
 continuing operations      $   25.4(ii)   $  10.2(v)    $   38.0     $ (132.1)(iv)   $ 16.3

Income (loss) from continuing
  operations per common share:
   Basic                    $   0.44      $   0.18       $   0.69     $  (2.46)       $ 0.28
   Diluted                      0.43          0.17           0.67        (2.46)         0.28

Total assets(vi)            $1,944.5      $2,672.0       $2,337.0     $2,109.9      $1,770.7

Total debt                  $  674.6      $  760.9       $  836.3     $  916.6      $  645.1

Cash dividends per
  common share              $     -       $   0.32       $   0.32       $   0.30    $    0.26

Ratio of earnings to
  fixed charges (iii)            1.0x         1.2x(v)        1.9x         -(iv)         1.4x


(i) Includes Gateway Western as a wholly-owned unconsolidated affiliate as of December 5, 1996 and as a wholly-owned consolidated subsidiary effective January 1, 1997.

(ii) Income from continuing operations for the year ended December 31, 2000 excludes extraordinary items for debt retirement costs of $8.7 million (net of income taxes of $4.0 million). This amount includes $1.7 million (net of income taxes of $0.1 million) related to Grupo TFM.

(iii) The ratio of earnings to fixed charges is computed by dividing earnings by fixed charges. For this purpose "earnings" represent the sum of (i) pretax income from continuing operations adjusted for income
   (loss) from unconsolidated affiliates, (ii) fixed charges, and (iii) distributed income from unconsolidated affiliated less (i) capitalized interest, and (ii) fixed charges. Fixed charges consist of interest expensed or capitalized, amortization of deferred debt issuance costs and the portion of rental expense which management believes is representative of the interest component of rental expense.

(iv) Includes restructuring, asset impairment and other charges of $178.0 million ($141.9 million after-tax). Due to these restructuring, asset impairment and other charges of $178.0 million, the 1997 ratio coverage was less than 1:1. The ratio of earnings to fixed charges would have been 1:1 if a deficiency of $148.4 million would have been eliminated. Excluding the $178.0 million, the ratio for 1997 would have been 1.4x.

(v) Includes unusual costs of $12.7 million ($7.9 million after-tax). Excluding these unusual costs, the ratio of earnings to fixed charges for 1999 would have been 1.3x.

(vi) The total assets presented herein include the net assets of Stillwell as of December 31, 1996, 1997, 1998, and 1999 as follows: $234.8 million, $348.3 million, $540.2 million, and $814.6 million, respectively. The total assets as of December 31, 2000 does not include the net assets of Stillwell as a result of the Spin-off on July 12, 2000.

The information set forth in response to Item 301 of Regulation S-K under
Part II Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K is incorporated by reference in partial response to this Item 6.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


OVERVIEW

The discussions set forth below, as well as other portions of this Form 10-K, contain comments not based upon historical fact. Such forward-looking comments are based upon information currently available to management and management's perception thereof as of the date of this Form 10-K. Readers can identify these forward-looking comments by the use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. The actual results of operations of Kansas City Southern Industries, Inc. ("KCSI" or the "Company") could materially differ from those indicated in forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the "Risk Factors" section of the Company's Registration Statement on Form S-4, as amended and declared effective on March 15, 2001, which is on file with the U.S. Securities and Exchange Commission (File No.333-54262) and which "Risk Factors" section is hereby incorporated by reference herein. Readers are strongly encouraged to consider these factors when evaluating any forward-looking comments. The Company will not update any forward-looking comments set forth in this Form 10-K.

The discussion herein is intended to clarify and focus on the Company's results of operations, certain changes in its financial position, liquidity, capital structure and business developments for the periods covered by the consolidated financial statements included under Item 8 of this Form 10-K. This discussion should be read in conjunction with these consolidated financial statements, the related notes and the Report of Independent Accountants thereon, and is qualified by reference thereto. For purposes of this "Management's Discussion and Analysis of Financial Condition and Results of Operations," discussions for KCSR/Gateway Western (as defined below) reflect the results of KCSR/Gateway Western combined operating companies on a stand-alone basis and exclude other KCSR subsidiaries or affiliates.


General

KCSI, a Delaware corporation organized in 1962, is a holding company with principal operations in rail transportation. As discussed in "Recent Developments", on July 12, 2000 KCSI completed its spin-off of Stilwell Financial Inc. ("Stilwell"), the Company's formerly wholly-owned financial services subsidiary.

KCSI supplies its various subsidiaries with managerial, legal, tax, financial and accounting services, in addition to managing other "non-operating" and more passive investments. Kansas City Southern Lines, Inc. ("KCSL"), which was the direct parent of The Kansas City Southern Railway Company ("KCSR"), was merged into KCSI effective December 31, 2000. KCSI's principal subsidiaries and affiliates include, among others:

o     KCSR, a wholly-owned subsidiary;
o Gateway Western Railway Company ("Gateway Western"), a wholly-owned subsidiary;

o     Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. ("Grupo
      TFM"), an approximate 37% owned unconsolidated affiliate, which owns 80% of the common stock of TFM, S.A. de C.V. ("TFM");
o Mexrail, Inc. ("Mexrail"), a 49% owned unconsolidated affiliate, which wholly owns the Texas Mexican Railway Company ("Tex Mex");
o Southern Capital Corporation, LLC ("Southern Capital"), a 50% owned unconsolidated affiliate that leases locomotive and rail equipment primarily to KCSR;
o Panama Canal Railway Company ("PCRC"), an unconsolidated affiliate of which KCSR indirectly owns 50% of the common stock; and
o Panarail Tourism Company ("Panarail"), a 50% owned unconsolidated affiliate.

All per share information included in this Item 7 is presented on a diluted basis and reflects the one-for-two reverse stock split discussed below, unless specifically identified otherwise.


RECENT DEVELOPMENTS

Spin-off of Stilwell Financial Inc. On June 14, 2000, KCSI's Board of Directors approved the spin-off of Stilwell, the Company's then wholly-owned financial services subsidiary. On July 12, 2000, KCSI completed its spin-off of Stilwell through a special dividend of Stilwell common stock distributed to KCSI common stockholders of record on June 28, 2000 ("Spin-off").

As of the date of the Spin-off, Stilwell was comprised of Janus Capital Corporation, an approximate 81.5% owned subsidiary; Berger LLC, an approximate 88% owned subsidiary; Nelson Money Managers Plc, an 80% owned subsidiary; DST Systems, Inc., an equity investment in which Stilwell holds an approximate 32% interest; and miscellaneous other financial services subsidiaries and equity investments.

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


KCSI Reverse Stock Split. On July 12, 2000, KCSI completed a reverse stock split whereby every two shares of KCSI common stock were converted into one share of KCSI common stock. KCSI common stockholders approved this reverse stock split in 1998.


Purchase of Janus common stock by Stilwell

On January 26, 2001, Stilwell Financial Inc. announced that it expected to acquire 600,000 shares of Janus Capital Corporation ("Janus") common stock from Thomas H. Bailey, the Chairman, President and Chief Executive Officer
of Janus, through the exercise of put rights by Mr. Bailey.   According to
Stilwell management, the purchase price for these shares is expected to approximate $603 million and the purchase is expected to occur during the second quarter of 2001. KCSI management believes, based on discussions with Stilwell management, that Stilwell has adequate financial resources available to fund this obligation. If Stilwell were unable to meet its obligation to purchase the shares of Janus common stock from Mr. Bailey, the Company would be required to purchase such shares. If the Company were required to purchase those shares of Janus common stock, it would have a material effect on our business, financial condition, results of operations and cash flows.


KCSI Elects New Chairman. On December 12, 2000, KCSI announced that Michael R. Haverty was elected Chairman of the Board of Directors of KCSI effective January 1, 2001. Mr. Haverty succeeded Landon H. Rowland, who has resigned as Chairman, but remains on the Board of Directors. Mr. Haverty retains his current titles of Chief Executive Officer and President.


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

Subsequent to the verdict, the trial court held that the plaintiffs were entitled to interest on the judgment from the date the suit was filed, dismissed the verdict against one defendant and reallocated the amount of that verdict to the remaining defendants. The resulting total judgment against KCSR, together with interest, was approximately $27.0 million as of December 31, 1999.

On November 3, 1999, the Third Circuit Court of Appeals in Louisiana affirmed the judgment. Subsequently KCSR sought and obtained review of the case in the Supreme Court of Louisiana. On October 30, 2000 the Supreme Court of Louisiana entered its order affirming in part and reversing in part the judgment. The net effect of the Louisiana Supreme Court action was to reduce the allocation of negligence to KCSR and reduce the judgment, with interest, against KCSR from approximately $28 million to approximately $14.2 million (approximately $9.7 million of damages and $4.5 million of interest), which is in excess of KCSR's insurance coverage of $10 million for this case. KCSR filed an application for rehearing in the Supreme Court of Louisiana, which was denied on January 5, 2001. KCSR then sought a stay of judgment in the Louisiana court. The Louisiana court denied the stay application on January 12, 2001. KCSR reached an agreement as to the payment structure of the judgment in this case and payment of the settlement was made on March 7, 2001.

KCSR had previously recorded a liability of approximately $3.0 million for this case. Based on the Supreme Court of Louisiana's decision, management recorded an additional liability of $11.2 million and a receivable in the amount of $7.0 million representing the amount of the insurance coverage. This resulted in recording $4.2 million of net operating expense in the accompanying consolidated financial statements for the year ended December 31, 2000.


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

   On January 25, 2001, the Company filed a Form S-4 Registration Statement with the Securities and Exchange Commission ("SEC") registering exchange notes under the Securities Act of 1933. The Company filed Amendment No. 1 to this Registration Statement and the SEC declared this Registration Statement effective on March 15, 2001, thereby providing the opportunity for holders of the initial Notes to exchange them for registered notes. The registration exchange offer expires on April 16, 2001, unless extended by the Company.

o Also during the third quarter of 2000, Grupo TFM accomplished a refinancing of approximately $285 million of its Senior Secured Credit Facility through the issuance of a U.S. Commercial Paper ("USCP") program backed by a letter of credit. The USCP is a 2-year program for up to a face value of $310 million. The average discount rate for the first issuance was 6.54%. This refinancing provides the ability for Grupo TFM to pay limited dividends.

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

   KCS Credit Facility. The KCS Credit Facility provided for a total commitment of $750 million, comprised of three separate term loans totaling $600 million and a revolving credit facility available until January 11, 2006 ("KCS Revolver"). The term loans are comprised of the following: $200 million, which was due January 11, 2001 prior to its refinancing (see discussion above), $150 million due December 30, 2005 and $250 million due December 30, 2006. The availability under the KCS Revolver was reduced from $150 million to $100 million on January 2, 2001. Letters of credit are also available under the KCS Revolver up to a limit of $15 million. Borrowings under the KCS Credit Facility are secured by substantially all of KCSI's assets and are guaranteed by the majority of its subsidiaries.

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

   Interest on the outstanding loans under the KCS Credit Facility shall accrue at a rate per annum based on the London interbank offered rate ("LIBOR") or the prime rate, as the Company shall select. Following completion of the refinancing of the January 11, 2001 term loan discussed above, each remaining loan under the KCS Credit Facility shall accrue interest at the selected rate plus an applicable margin. The applicable margin is determined by the type of loan and the Company's leverage ratio (defined as the ratio of the Company's total debt to consolidated earnings before interest, taxes, depreciation and amortization excluding the equity earnings of unconsolidated affiliates for the prior four fiscal quarters). Based on the Company's current leverage ratio, the term loan maturing in 2005 and all loans under the KCS Revolver have an applicable margin of 2.50% per annum for LIBOR priced loans and 1.50% per annum for prime rate priced loans. The term loan maturing in 2006 currently has an applicable margin of 2.75% per annum for LIBOR priced loans and 1.75% per annum for prime rate based loans.

   The KCS Credit Facility also requires the payment to the banks of a commitment fee of 0.50% per annum on the average daily, unused amount of the KCS Revolver. Additionally a fee equal to a per annum rate equal to 0.25% plus the applicable margin for LIBOR priced revolving loans will be paid on any letter of credit issued under the KCS Credit Facility.

   The term loans are subject to a mandatory prepayment with, among other things:

o 100% of the net proceeds of (1) certain asset sales or other dispositions of property, (2) the sale or issuance of certain indebtedness or equity securities and (3) certain insurance recoveries.
o     50% of excess cash flow (as defined in the KCS Credit Facilities)

   The KCS Credit Facility contains certain covenants that, among others, restrict the Company's ability to:

o     incur additional indebtedness,
o     incur additional liens,
o     enter into sale and leaseback transactions,
o     enter into certain transactions with affiliates,
o enter into agreements that restrict the ability to incur liens or pay dividends,
o     make investments, loans, advances, guarantees or acquisitions,
o     make certain restricted payments and dividends,
o     make other certain indebtedness, or
o     make capital expenditures.

   In addition KCSI is required to comply with specific financial ratios, including minimum interest expense coverage and leverage ratios. The KCS Credit Facility also contains certain customary events of default. These covenants, along with other provisions, could restrict maximum utilization of the facility. The Company was in compliance with these various provisions, including the financial covenants, as of December 31, 2000.

   In accordance with a provision requiring the Company to manage its interest rate risk through hedging activity, in 2000 the Company entered into five separate interest rate cap agreements for an aggregate notional amount of $200 million expiring on various dates in 2002. The interest rate caps are linked to LIBOR. $100 million of the aggregate notional amount provides a cap on the Company's interest rate of 7.25% plus the applicable spread, while $100 million limits the interest rate to 7% plus the applicable spread. Counterparties to the interest rate cap agreements are major financial institutions who also participate in the New Credit Facilities. The Company believes that the risk of credit loss from counterparty non-performance is remote.

   Issue costs relating to the KCS Credit Facility of approximately $17.6 million were deferred and are being amortized over the respective term of the loans. In conjunction with the refinancing of the $200 million term loan previously due January 11, 2001, approximately $1.8 million of these deferred costs were immediately recognized. After consideration of amortization and this $1.8 million write-off, the remaining balance of these deferred costs was approximately $11.3 million at December 31, 2000.

   As a result of the debt refinancing transactions discussed above, extraordinary items totaled $8.7 million (net of income taxes of $4.0 million) for the year ended December 31, 2000.

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


Dividends Suspended for KCSI Common Stock. During the first quarter of 2000, the Company's Board of Directors announced that, based upon a review of the Company's dividend policy in conjunction with the New Credit Facilities discussed above and in light of the anticipated Spin-off, it decided to suspend common stock dividends of KCSI under the then-existing structure of the Company. This action complies with the terms and covenants of the New Credit Facilities. It is not anticipated that KCSI will make any cash dividend payments to its common stockholders for the foreseeable future.


Expiration of the Capital Call Related to TFM.   In conjunction with the
financing of TFM in 1997, the Company entered into a Capital Contribution Agreement with Grupo TFM, TMM and the financing institutions of TFM. This agreement extended for a three year period through June 30, 2000 and outlined the terms whereby the Company could be responsible for approximately $74 million of a capital call if certain performance benchmarks outlined in the agreement were not met by TFM. In accordance with its terms, the agreement has terminated.

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

The performance stock options have an exercise price of $5.75 per share, which was the mean trading price of KCSI common stock on the New York Stock Exchange (the "NYSE") on July 13, 2000. The performance stock options vest and become exercisable in equal installments as KCSI's stock price achieves certain thresholds and after one year following the grant date. All performance thresholds have been met for these performance stock options and all will be exercisable on July 13, 2001. These stock options expire at the end of 10 years, subject to certain early termination events. Vesting will accelerate in the event of death, disability, or a KCSI board-approved change in control of KCSI.

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


Burlington Northern Santa Fe Railway ("BNSF") and Canadian National Railway ("CN") Merger. In December 1999, BNSF and CN announced their intention to combine the two railroad companies. In March 2000, however, this combination was delayed when the STB issued a 15-month moratorium on railroad mergers until the STB can adopt new rules governing merger activities. In July 2000 the STB's moratorium was upheld by the United States Court of Appeals for the District of Columbia. Subsequent to the court's decision, BNSF and CN announced the termination of their proposed merger.


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

SIGNIFICANT DEVELOPMENTS

In addition to the recent developments mentioned above, consolidated operating results from 1998 to 2000 were affected by the following significant developments.

Repurchase of Stock. During 1999, the Company repurchased 230,000 shares of its common stock from The DST Systems, Inc. Employee Stock Ownership Plan (the "DST ESOP") in a private transaction. The DST ESOP has previously sold to the Company other shares of KCSI stock, which were part of the DST ESOP's assets as a result of DST's participation in the Company's employee stock ownership plan prior to DST's initial public offering in 1995.

The shares were purchased at a price equal to the closing price per share of KCSI's common stock on the New York Stock Exchange on February 24, 1999. The shares are held in treasury for use in connection with the Company's various employee benefit plans.

These repurchases are part of the 33 million share repurchase plan that the Board authorized through two programs - the 1995 program for 24 million shares and the 1996 program for 9 million shares. Including this transaction, the Company has repurchased a total of approximately 28.1 million shares under these programs. During 2000 and 1998, there were no repurchases under these programs.


KCSR Lease of 50 New Locomotives. During 1999, KCSR reached an agreement with General Electric ("GE") for the purchase of 50 new GE 4400 AC Locomotives. This agreement was subsequently assigned to Southern
Capital. The addition of these state-of-the-art locomotives has provided operating cost reductions resulting from decreased maintenance costs and improved fuel efficiency, better fleet utilization, increased hauling power eliminating the need for certain helper service, and higher reliability and efficiency resulting in fewer train delays and less congestion. Southern Capital, through its existing variable rate credit lines, financed the purchase of these new locomotives, and leases them to KCSR under operating leases. Rates on these operating leases vary based on the Company's credit rating. As a result of this transaction, 2000 operating lease expense increased approximately $7.3 million compared to 1999. Delivery of these locomotives was completed in December 1999.


Panama Canal Railway Company. In January 1998, the Republic of Panama awarded KCSR and its joint venture partner, Mi-Jack Products, Inc., the concession to reconstruct and operate the Panama Canal Railway. The 47-mile railroad runs parallel to the Panama Canal and, upon completion of the reconstruction, will provide international shippers with an important complement to the Panama Canal. In November 1999, PCRC completed the financing arrangements for this project with the International Finance Corporation ("IFC"), a member of the World Bank Group. The financing is comprised of a $5 million investment from the IFC and senior loans in the aggregate amounts of up to $45 million. The investment of $5 million from the IFC is comprised of non-voting preferred shares, paying a 10% cumulative dividend. The preferred shares may be redeemed at the option of IFC any year after 2008 at the lower of i) a net cumulative internal rate of return of 30%, or ii) eight-times earnings before interest, income taxes, depreciation and amortization (average of two consecutive years) calculated in proportion to the IFC's percentage ownership in PCRC. Under certain limited conditions, the Company is a guarantor for up to $15 million of cash deficiencies associated with project completion. Additionally, if the Company or its partner terminates the concession contract without the consent of the IFC, the Company is a guarantor for up to 50% of the outstanding senior loans. The total cost of the reconstruction project is estimated to be $75 million with an equity commitment from KCSR not to exceed $16.5 million (excluding the guarantees described above). Reconstruction of PCRC's right-of-way is expected to be complete in 2001 with commercial operations to begin immediately thereafter.


Access to Geismar, Louisiana Industrial Corridor. In 1999, the STB unanimously approved the merger of CN and Illinois Central ("IC") (collectively referred to as "CN/IC"). The STB issued its written approval with an effective date of June 24, 1999, at which time the CN was permitted to exercise control over IC's operations and assets. As part of this approval, the STB imposed certain restrictions on the merger including a condition requiring that the CN/IC grant KCSR access to three shippers in the Geismar, Louisiana industrial area: Rubicon, Inc. ("Rubicon"), Uniroyal Chemical Company, Inc. ("Uniroyal") and Vulcan Materials Company ("Vulcan"). These are in addition to the three Geismar shippers (BASF Corporation -"BASF", Shell Chemical Company -"Shell", and Borden Chemical and Plastics -"Borden") to which KCSR obtained access as a result of the strategic alliance agreement with CN/IC discussed below. Access to these six shippers began on October 1, 2000 and traffic immediately began to move on KCSR's lines. Management believes that this access will provide increasing revenue opportunities in the future.


Automotive and Intermodal facility at the former Richards-Gebaur Airbase. During 1999, KCSR entered into a fifty-year lease with the City of Kansas City, Missouri to establish the Kansas City International Freight Gateway ("IFG"), an automotive and intermodal facility at the former Richards-Gebaur Airbase, which is located adjacent to KCSR's main rail line. The Federal Aviation Administration ("FAA") officially approved the closure of the existing airport in January 2000, and improvements began immediately. Through an agreement with Mazda, KCSR developed an automotive distribution facility to handle Mazda vehicles manufactured under an agreement with Ford Motor Company at Ford's Claycomo facility, which is located in Kansas
City. This automotive facility became operational in April 2000 for the movement of Mazda vehicles. Intermodal and expanded automotive operations at the facility are expected to be complete in 2002.

The Company expects that the new facility will provide additional capacity as well as a strategic opportunity to serve as an international trade facility. The plan is for this facility to serve as a U.S. customs pre-clearance processing facility for freight moving along the NAFTA corridor. KCSR expects this to alleviate some of the congestion at the borders, resulting in more fluid service to customers throughout the rail industry.

KCSR expects to spend a total of approximately $20 million for site improvements and infrastructure at this facility. KCSR is funding these improvements using operating cash flows and existing credit lines. Lease payments are expected to approximate $665,000 per year and will be adjusted for inflation based on agreed-upon formulas. Management believes that with the addition of this facility KCSR is positioned to increase its automotive and intermodal revenue base by attracting additional NAFTA traffic.


Strategic Alliance with Canadian National and Illinois Central. In 1998, KCSR, CN and IC announced a 15-year strategic alliance aimed at coordinating the marketing, operations and investment elements of north-south rail freight transportation. The alliance did not require STB approval and was effective immediately. This alliance connects points in Canada with the major U.S. Midwest markets of Detroit, Chicago, Kansas City and St. Louis, as well as key Southern markets of Memphis, Dallas and Houston. It also provides U.S. and Canadian shippers with access to Mexico's rail system through connections with Tex Mex and TFM.

In addition to providing access to key north-south international and domestic U.S. traffic corridors, the alliance with CN/IC is intended to increase business primarily in the automotive and intermodal markets and also in the chemical and petroleum and paper and forest products markets. This alliance has provided opportunities for revenue growth and positioned KCSR as a key provider of rail service for NAFTA trade.

Under a separate access agreement, KCSR and CN formed a management group made up of representatives from both railroads to develop plans for the construction of new facilities to support business development, including investments in automotive, intermodal and transload facilities at Memphis, Dallas, Kansas City and Chicago. Under the terms of this access agreement, KCSR extended the market area of its rail system in the Gulf area and gained access through a haulage agreement to additional chemical customers in the Geismar, Louisiana industrial area, one of the largest chemical production areas in the world. Prior to this access agreement, the Company received preliminary STB approval for construction of a nine-mile rail line from KCSR's main line into the Geismar industrial area, which the chemical manufacturers requested to be built to provide them with competitive rail service. The agreement between KCSR and CN does not preclude the option of the Geismar build-in by KCSR provided that it is able to obtain the requisite approvals. During 1999, however, the Company wrote-off approximately $3.6 million of costs related to the Geismar build-in that had previously been capitalized.


Voluntary Coordination Agreement with the Norfolk Southern Railway Company ("Norfolk Southern"). In 1997, the Company entered into a three-year marketing agreement with Norfolk Southern and Tex Mex that allows the Company to capitalize on the east-west corridor between Meridian, Mississippi and Dallas, Texas through incremental traffic volume gained through interchange with Norfolk Southern. This agreement provides Norfolk Southern run-through service with access to Dallas and Mexico while avoiding the congested rail gateways of Memphis, Tennessee and New Orleans, Louisiana.


Railroad Industry Trends and Competition. The Company's rail operations compete against other railroads, many of which are much larger and have significantly greater financial and other resources. Since 1994, there has been significant consolidation among major North American rail carriers, including the 1995 merger of Burlington Northern, Inc. and Santa Fe Pacific Corporation ("BN/SF", collectively "BNSF"), the 1995 merger of the UP and the Chicago and North Western Transportation Company ("UP/CNW") and the 1996 merger of UP with SP. Further Norfolk Southern and CSX purchased the assets of Conrail in 1998 and CN acquired IC in June 1999. As a result of this consolidation, the railroad industry is now dominated by a few "mega-carriers." KCSI management believes that revenues were negatively affected by the UP/CNW, UP/SP and BN/SF mergers, which led to diversions of rail traffic away from KCSR's rail lines. The Company also believes that KCSR revenues have been negatively impacted by the congestion resulting from the purchase of Conrail's assets by Norfolk Southern and CSX in 1998. Management regards the larger western railroads, in particular, as significant competitors to the Company's operations and prospects because of their substantial resources. The ongoing impact of these mergers is uncertain. Management believes, however, that because of the Company's investments and strategic alliances, it is positioned to attract additional rail traffic through our NAFTA Railway.

In late 1999, a merger was announced between BNSF and CN. Subsequent to this announcement, the STB imposed a 15-month moratorium on Class 1 railroad merger activities, while it reviews and rewrites the rules applicable to railroad consolidation. In July 2000, the STB's moratorium was upheld by the United States Court of Appeals for the District of Columbia. The moratorium, and more directly the new rules, will likely have a substantial effect on future railroad merger activity. Subsequent to the court's decision, BNSF and CN announced the termination of their proposed merger.

Truck carriers have eroded the railroad industry's share of total transportation revenues. Changing regulations, subsidized highway improvement programs and favorable labor regulations have improved the competitive position of trucks in the United States as an alternative mode of surface transportation for many commodities. In the United States, the truck industry generally is more cost and transit-time competitive than railroads for distances of less than 300 miles. Intermodal traffic and certain other traffic face highly price sensitive competition, particularly from motor carriers. However, rail carriers, including KCSR, have placed an emphasis on competing in the intermodal marketplace, working together with motor carriers and other railroads to provide end-to-end transportation of products, especially where the length of haul exceeds 500 miles. The Company is also subject to competition from barge lines and other maritime shipping, which compete with the Company across certain routes in its operating area. Mississippi and Missouri River barge traffic, among others, compete with KCSR and its rail connections in the transportation of bulk commodities such as grains, steel and petroleum products.

Increased competition has resulted in downward pressure on freight rates. Competition with other railroads and other modes of transportation is generally based on the rates charged, the quality and reliability of the service provided and the quality of the carrier's equipment for certain commodities.


Employees and Labor Relations. Approximately 84% of KCSR and Gateway Western employees are covered under various collective bargaining agreements.

In 1996, national labor contracts governing KCSR were negotiated with all major railroad unions, including the United Transportation Union, the Brotherhood of Locomotive Engineers, the Transportation Communications International Union, the Brotherhood of Maintenance of Way Employees, and the International Association of Machinists and Aerospace Workers. Formal negotiations to enter into new agreements are in progress and the 1996 labor contracts will remain in effect until new agreements are reached. The wage increase elements of these new agreements may have retroactive application. The provisions of the various labor agreements generally include periodic general wage increases, lump-sum payments to workers and greater work rule flexibility, among other provisions. The Company is currently exploring alternative compensation arrangements in lieu of cash increases. Management does not expect that the negotiations or the resulting labor agreements will have a material impact on our consolidated results of operations, financial condition or cash flows.

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

Most Gateway Western employees are covered by collective bargaining agreements that extended through December 1999. Negotiations on those agreements began in late 1999, and those agreements will remain in effect until new agreements are reached. The Company does not anticipate that this process or the resulting labor agreements will have a material impact on its consolidated results of operations, financial condition or cash flows.

KCSR, Gateway and other railroads continue to be affected by labor regulations, which typically are more burdensome than those governing non-rail industries, such as trucking competitors. The Railroad Retirement Act requires up to a 23.75% contribution by railroad employers on eligible wages, while the Social Security and Medicare Acts only require a 7.65% employer contribution on similar wage bases. Other programs, such as the Federal Employers' Liability Act (FELA), when compared to worker's compensation laws, vividly illustrate the competitive disadvantage placed upon the rail industry by federal labor regulations.

Safety and Quality Programs. KCSR is working hard to achieve its safety vision of becoming the safest railway in North America. In 2000, KCSR continued its progress toward this vision. The Federal Railroad Administration ("FRA") Reportable Injury Performance improved by 17% in 2000 and the number of employee lost workdays improved by nearly 12%. According to the preliminary data from the American Association of Railroads, during 2000 KCSR had the best safety record among mid-tier railroads and Gateway Western had the best safety record for small railroads. KCSR and Gateway Western are both expected to receive the Gold Harriman award, the highest recognition for safety in the industry.

The driving force for these improvements is strong leadership at the senior field and corporate level and joint responsibility for the safety processes by craft employees and managers. This leadership and joint responsibility in safety are helping shape an improved safety culture at KCSR.



RESULTS OF OPERATIONS

For the year ended December 31, 2000, income from continuing operations increased $15.2 million to $25.4 million (43 cents per share) from $10.2 million (17 cents per share) for the year ended December 31, 1999. A $20.1 million increase in equity earnings from Grupo TFM and a $10.6 million decrease in the income tax provision for the year ended December 31, 2000 were partially offset by a decline in U.S. operating income of $6.3 million and an increase in interest expense of $8.4 million. Consolidated revenues declined 4.9% while consolidated operating expenses declined 4.3% for the year ended December 31, 2000 compared with 1999. Excluding the impact of unusual costs and expenses experienced in the fourth quarter of 1999, consolidated operating expenses for 2000 declined 1.9% compared to 1999.
Income from discontinued operations was $363.8 million ($6.14 per share) for the year ended December 31, 2000 compared to $313.1 million ($5.40 per share) in 1999 primarily due to higher average assets under management coupled with improving operating margins period to period. Income from discontinued operations for the year ended December 31, 2000 includes results from Stilwell only through the date of the Spin-off (July 12,
2000). The Company reported extraordinary items of $8.7 million (net of income taxes of $4 million) ($.15 per share) during the year ended December
31, 2000.  See "Recent Developments - Debt Refinancing and
Re-capitalization of the Company's Debt Structure" for further discussion.
There were no extraordinary items reported during 1999. Net income of the Company was $380.5 million ($6.42 per share) for the year ended December
31, 2000 compared to $323.3 million ($5.57 per share) for the year ended December 31, 1999.

For the year ended December 31, 1999, income from continuing operations decreased $27.8 million to $10.2 million (17 cents per share) from $38.0 million (67 cents per share) for the year ended December 31, 1998. This decline in income from continuing operations resulted primarily from a decline in U.S. operating income, which fell $54.1 million as a result of a $12.1 million
(2.0%) decrease in revenues coupled with a $42.0 million (8.5%) increase in operating expenses. Exclusive of $12.7 million of certain unusual costs and expenses recorded in 1999, operating expenses rose $29.3 million and operating income declined $41.4 million year to year. The decline in U.S. operating income was partially offset by an increase in equity earnings from unconsolidated affiliates of $8.1 million and a decrease in the income tax provision of $20.1 million. Income from discontinued operations was $313.1 million ($5.40 per share) for the year ended December 31, 1999 compared to $152.2 million ($2.65 per share) in 1998 primarily due to higher average assets under management coupled with improving operating margins period to period. Net income of the Company was $323.3 million
($5.57 per share) for the year ended December 31, 1999 compared to $190.2 million ($3.32 per share) for the year ended December 31, 1998.

Continuing Operations

The discussion that follows addresses the results of operations of the continuing operations of the Company. The revenue and expense information presented herein for the combined KCSR/Gateway Western reflect the results of KCSR/Gateway Western operating companies on a stand-alone basis. The results of KCSR subsidiaries and affiliates are excluded. Certain prior year amounts were reclassified to conform to the current year presentation.

The following table summarizes the income statement components of the continuing operations of the Company for the years ended December 31, respectively (dollars in millions):

                                      2000               1999           1998
                                    --------           --------       --------
Revenues                            $  572.2           $  601.4       $  613.5
Costs and expenses                     514.4              537.3          495.3
                                    --------           --------       --------
  Operating income                      57.8               64.1          118.2
Equity in net earnings (losses) of
   unconsolidated affiliates            23.8                5.2           (2.9)
Interest expense                       (65.8)             (57.4)         (59.6)
Other, net                               6.0                5.3            9.4
                                    --------           --------       --------
Income from continuing operations
     before income taxes                21.8               17.2           65.1
Income tax expense (benefit)            (3.6)               7.0           27.1
                                    --------           --------       --------
  Income from continuing operations $   25.4(i)        $   10.2       $   38.0

(i) Income from continuing operations for the year ended 2000 excludes extraordinary items for debt retirement costs of $8.7 million (net of income taxes of $4.0 million). This amount includes $1.7 million (net of income taxes of $0.1 million) related to Grupo TFM.

The following table summarizes the revenues and carload statistics of KCSR/Gateway Western for the years ended December 31, respectively.
Certain prior year amounts have been reclassified to reflect changes in the business groups and to conform to the current year presentation.


                                                      Carloads and
                                 Revenues           Intermodal Units
                              -------------------  --------------------
                               (in millions)         (in thousands)
                             2000   1999    1998   2000    1999    1998
                             ----   ----    ----   ----    ----    ----
KCSR/Gateway Western
  general commodities:
  Chemical and petroleum   $ 126.3 $132.7 $ 143.5  154.1   165.5  172.2
  Paper and forest           132.9  131.0   138.9  192.4   202.9  212.8
  Agricultural and mineral    94.3   95.6    99.9  132.0   141.0  141.5
                            ------ ------ ------- ------  ------ ------
Total general commodities    353.5  359.3   382.3  478.5   509.4  526.5
  Intermodal and automotive   63.0   60.6    48.1  269.3   233.9  187.1
  Coal                       105.0  117.4   117.9  184.2   200.8  205.3
                            ------ ------ ------- ------  ------ ------
Carload revenues and carload
  and intermodal units       521.5  537.3   548.3  932.0   944.1  918.9
Other rail-related revenues   41.6   49.1    48.5
                            ------ ------ -------
   Total KCSR/Gateway
    Western revenues        $563.1 $586.4  $596.8
Other subsidiary revenues      9.1   15.0    16.7
                            ------ ------  ------
  Total consolidated
    revenues                $572.2 $601.4  $613.5
                            ====== ======  ======

The following table summarizes the costs and expenses of KCSR/Gateway Western for the years ended December 31, respectively:

                                             2000      1999       1998
                                            ------    ------     ------
Salaries, wages and benefits                $191.9    $199.7     $184.8
Fuel                                          48.1      34.2       33.5
Material and supplies                         30.5      35.1       36.3
Car hire                                      14.8      22.4       12.5
Purchased services                            47.9      51.7       44.6
Casualties and insurance                      34.0      30.6       29.1
Operating leases                              55.6      50.4       53.9
Depreciation and amortization                 52.1      52.3       52.9
Other                                         23.8      37.1       25.9
                                            ------    ------     ------
   Total KCSR/Gateway Western                498.7     513.5      473.5
Other subsidiary costs and expenses           15.7      23.8       21.8
                                            ------    ------     ------
   Total consolidated costs and expenses    $514.4    $537.3     $495.3


Year Ended December 31, 2000 Compared with the Year Ended December 31, 1999

    Income from Continuing Operations. For the year ended December 31, 2000, income from continuing operations increased $15.2 million to $25.4 million from $10.2 million for the year ended December 31, 1999. A $20.1 million increase in equity earnings from Grupo TFM and a $10.6 million decrease in the income tax provision were partially offset by a decline in U.S. operating income of $6.3 million and an increase in interest expense of $8.4 million.

    Revenues. Revenues totaled $572.2 million for the year ended December 31, 2000 versus $601.4 million in the comparable period in 1999. This $29.2 million, or 4.9%, decrease resulted from lower combined KCSR/Gateway Western revenues of approximately $23.3 million, as well as lower revenues at other transportation companies due to demand driven declines. While KCSR/Gateway Western experienced revenue growth in certain product sectors including plastics, automotive, food products, paper and forest products and metal/ scrap, most commodities declined due to demand driven traffic declines. As the general economy slowed, industrial production and manufacturing also retracted leading to a decline in demand for product shipments. See detailed discussion of KCSR/Gateway Western revenues below.

    Costs and Expenses. Costs and expenses decreased $22.9 million year to year. Excluding $12.7 million of unusual costs and expenses recorded during the fourth quarter of 1999, costs and expenses declined $10.2 million period to period. Operational efficiencies at KCSR and Gateway Western led to decreases in salaries and wages, materials and supplies, car hire, and purchased services expense. Also contributing to the decline in operating expenses was the impact of gains on the sale of operating property of approximately $3.4 million, as well as a $3.0 million revision to the estimate of the allowance for doubtful accounts. This allowance was revised based on the collection of approximately $1.8 million of a receivable from an affiliate and agreement for payment of the remaining amount. These expense reductions were offset by increases in fuel, casualty and lease expense. See detailed discussion of KCSR/Gateway Western costs and expenses below. Costs and expenses related to other subsidiaries decreased $8.1 million year to year, due primarily to volume-related declines partially offset by higher holding company costs related mostly to the Spin-off.

    Interest Expense. Interest expense for the year ended December 31, 2000 increased $8.4 million, or 14.6%, from the year ended December 31, 1999.
This increase was due to higher
interest rates and the amortization of debt issuance costs associated with the debt re-capitalization in January and September 2000 partially offset by lower overall debt balances and a benefit related to the adjustment of interest expense resulting from the settlement of certain income tax issues.

    Income tax expense. For the year ended December 31, 2000, the income tax benefit was $3.6 million compared to an income tax provision of $7.0 million for the year ended December 31, 1999. This variance in income tax expense was due primarily to certain 2000 non-taxable items, the fact that the Company did not provide deferred income tax expense on its equity earnings from Grupo TFM, and the settlement of various prior year income tax audit issues during 2000. During 2000, equity earnings from Grupo TFM approximated 90% of the Company's income from continuing operations before income taxes compared with approximately 9% in 1999. In as much as the Company intends to indefinitely reinvest the equity earnings from Grupo
TFM, the Company did not provide deferred income tax expense during 2000 for the excess of its book basis over the tax basis of its investment in Grupo TFM. The consolidated effective income tax rate for 2000 was (16.5%) compared to 40.7% in 1999.

    Unconsolidated Affiliates. The Company recorded $23.8 million of equity earnings from unconsolidated affiliates for the year ended December 31, 2000 compared to $5.2 million for the year ended December 31, 1999. This $18.6 million increase is primarily attributable to higher equity earnings from Grupo TFM partially offset by a decline in equity earnings from Southern Capital (relates to gain on sale of non-rail loan portfolio by Southern Capital in 1999).

    Equity earnings related to Grupo TFM increased $20.1 million to $21.6 million (exclusive of extraordinary item of $1.7 million related to Grupo TFM - See "Recent Developments -Debt Refinancing and Re-capitalization of the Company's Debt Structure") for the year ended December 31, 2000 from $1.5 million for the year ended December 31, 1999. This increase resulted from higher Grupo TFM's revenues and operating income, which improved 22.1% and 37.2%, respectively. Continued revenue growth resulted from Grupo TFM's strategic positioning in a growing Mexican economy and NAFTA marketplace, as well as the ability for Grupo TFM to attract new business through its marketing efforts. Grupo TFM's 2000 operating expenses rose 17.7% compared to the prior year primarily as a result of volume related cost increases in salaries, wages and benefits, fuel, car hire and operating leases, partially offset by lower materials and supplies expense. In addition to volume related increases, fuel costs were driven by higher prices and car hire was affected by congestion near the U.S. and Mexican border. Grupo TFM's operating ratio improved to 74.0% for the year ended December 31, 2000 versus 77.2% for the comparable 1999 period. Also contributing to the increase in Grupo TFM equity earnings was the fluctuation in deferred income taxes. Under accounting principles generally accepted in the United States ("U.S. GAAP") the deferred tax benefit for Grupo TFM was $13.2 million (excluding the impact of the extraordinary item) for the year ended December 31, 2000 compared to a deferred tax expense of $11.5 million in 1999.

    Results of the Company's investment in Grupo TFM are reported using U.S.
GAAP.   Because the Company is required to report its equity earnings
(losses) in Grupo TFM under U.S. GAAP and Grupo TFM reports under International Accounting Standards, differences in deferred income tax calculations and certain operating expense categories occur. The deferred income tax calculations are significantly impacted by fluctuations in the relative value of the Mexican peso versus the U.S. dollar and the rate of Mexican inflation, and can result in significant variances in the amount of equity earnings (losses) reported by the Company.

    Combined KCSR/Gateway Western Operating Results. The following provides a comparative analysis of the revenue and expense components of KCSR/Gateway Western for the year ended December 31, 2000 versus the year ended December 31, 1999:

    Revenues. Combined KCSR/Gateway Western revenues decreased approximately $23.3 million as declines in coal, chemical and petroleum, agriculture and minerals and haulage revenues were offset by increases in paper and forest products and automotive revenues.

    Chemical and Petroleum. For the year ended December 31, 2000, chemical and petroleum product revenues decreased $6.4 million, or 4.8%, compared with the year ended December 31, 1999, resulting primarily from lower miscellaneous chemical and soda ash revenues. Miscellaneous chemical revenues were 3.4% lower due to demand driven traffic declines while soda ash revenues declined 65.2%, due to a merger within the chemical industry and a new dedicated soda ash terminal opening on the railroad which originates the soda ash, which diverted soda ash movements from KCSR. Management expects soda ash revenues to remain weak. Chemical and petroleum products accounted for 24.2% of total carload revenues for the year ended December 31, 2000 versus 24.7% for the year ended December 31, 1999.

    Paper and Forest. Paper and forest product revenues increased $1.9 million, or 1.5%, period to period as a result of increased revenues for paper/pulp products, lumber products and metal/scrap products partially offset by declines in pulpwood, logs and chips and military/other products. Paper/pulp products increased due to the expansion of several paper mills directly served by KCSR while lumber revenues improved due to a 1% increase in carloads and changes in length of haul. Higher metal/scrap revenues resulted from an increase in steel shipments to the domestic oil exploration industry, which uses steel for drilling pipe. Demand for pulpwood, logs and chips declined due to market weakness while the decline in military/other revenues resulted from higher 1999 revenues due to National Guard movements in 1999 from Camp Shelby, Mississippi to Fort Irving, California. Paper and forest products accounted for 25.5% and 24.4% of total carload revenues for the years ended December 31, 2000 and 1999, respectively.

    Agricultural and Mineral. Agricultural and mineral product revenues decreased $1.3 million, or 1.4%, for the year ended December 31, 2000 compared with the year ended December 31, 1999. This decline resulted primarily from lower export grain revenues due to competitive pricing pressures, weather-related operational problems and weakness in the export market. During 2001, management expects a contraction in poultry industry production to negatively impact the Company's domestic grain revenues as KCSR serves approximately 35 poultry customers on its line. Agricultural and mineral products accounted for 18.1% and 17.8% of total carload revenues for the years ended December 31, 2000 and 1999, respectively.

    Intermodal and Automotive. Intermodal and automotive revenues increased
$2.4 million, or 4.0%, for the year ended December 31, 2000 compared to the year ended December 31, 1999. This improvement is comprised primarily of an increase in automotive revenues, which increased 78.3% year to year, partially offset by a decline in intermodal revenues. Automotive revenues have increased due, in part, to our higher traffic levels for the movement of automobile parts originating in the upper midwest of the United States and terminating in Mexico. Also contributing to the increase in automotive revenues was additional traffic handled by Gateway Western from Mexico, Missouri to Kansas City and the Mazda traffic resulting from the opening of the IFG. Intermodal revenues were affected by the fourth quarter 1999 closure of two intermodal facilities that were not meeting profit expectations. These closures resulted in a loss of revenues, but also have improved operating efficiency and profitability of this business sector. Additionally, during the second quarter of 2000, we entered into a marketing agreement with Norfolk Southern whereby we have agreed to perform haulage services for Norfolk Southern from Meridian to Dallas for an agreed upon haulage fee. Currently there are two trains operating per day with the expectation that this will increase in the future. Some of this haulage traffic has replaced previous carload intermodal traffic while some of the traffic is incremental to us. A portion of the decline in intermodal revenues results from the Norfolk Southern haulage traffic that replaced existing intermodal revenues as KCSR is now receiving a smaller per unit haulage fee than the share of revenue it received as part of the intermodal movement. This traffic, however, is more profitable to KCSR as certain costs such as locomotives, fuel and car hire are incurred and paid by Norfolk Southern. In the long term intermodal revenues are expected to increase as a result of this haulage agreement. Management expects that both intermodal and automotive revenues will increase in 2001, primarily related to the relationships with Norfolk Southern and CN/IC, continued growth of the Mazda business, as well as traffic recently obtained with Ford to move automobiles from East St. Louis to Kansas City. Intermodal and automotive revenues accounted for 12.1% and 11.3% of total carload revenues for the years ended December 31, 2000 and 1999, respectively.

Coal. Coal revenues declined $12.4 million, or 10.6%, for the year ended December 31, 2000 compared with the year ended December 31, 1999. Lower unit coal revenues were attributable to an approximate 8% decline in tons delivered coupled with a decline in revenue per carload due to changes in length of haul as the Company's longest haul utility temporarily reduced it coal deliveries in the second half of 2000. The decline in tons delivered was primarily due to the Company's major coal customer ("SWEPCO"), which reduced coal deliveries to decrease inventory stockpiles. Management expects coal revenues to recover beginning in first quarter 2001 due to increased shipments to SWEPCO and the re-opening of the KCPL Hawthorn plant in mid 2001. Hawthorn has been out of service since January 1999 due to an explosion at the Kansas City facility. Coal accounted for 20.1% and 21.8% of total carload revenues for the year ended December 31, 2000 and 1999, respectively.

    Costs and Expenses. For the year ended December 31, 2000, combined KCSR/Gateway Western operating costs and expenses declined $14.8 million compared to 1999. Exclusive of $12.1 million of certain unusual costs and expenses recorded during the fourth quarter of 1999 (see 1999-1998 discussion below), operating costs and expenses declined $2.7 million period to period. Declines in salaries, wages and benefits, materials and supplies, car hire and purchased services expense, arising primarily from improved operations and the easing of congestion, were offset by casualties expense related to the Duncan case, higher fuel costs, as well as higher locomotive lease and maintenance costs. Also contributing to the decline in operating expenses was the impact of gains on the sale of operating property of approximately $4.0 million, as well as a $3.0 million revision to the estimate of the allowance for doubtful accounts.

    Salaries, Wages and Benefits. Salaries, wages and benefits expense for the year ended December 31, 2000 decreased $7.8 million versus the comparable 1999 period. Exclusive of $3.0 million of certain 1999 unusual costs and expenses (see 1999-1998 discussion below), salaries, wages and benefits declined $4.8 million. Wage increases to certain classes of union employees were offset by reduced employee counts, lower overall overtime costs, and the use of fewer relief train crews. Improvements in operating efficiencies during 2000, as well as the absence of congestion-related issues that existed during portions of 1999, contributed to the decline in overtime and relief crew costs.

    Fuel. For the year ended December 31, 2000, fuel expense increased $13.9 million, or 40.6%, compared to the year ended December 31, 1999. An increase in the average fuel price per gallon of approximately 64% was somewhat offset by a decrease in fuel usage of approximately 14%. While higher market prices have significantly impacted overall fuel costs, improved fuel efficiency was achieved as a result of the lease of the 50 new fuel-efficient locomotives by KCSR in late 1999 and an aggressive fuel conservation plan which began in mid-1999. Fuel costs represented approximately 9.7% of combined KCSR/Gateway Western operating expenses compared to 6.7% in 1999.

    Car Hire. For the year ended December 31, 2000, car hire expense declined $7.6 million, or 33.9%, compared to 1999. Improved operations and the easing of congestion drove this improvement. During 1999, KCSR/Gateway Western experienced significant congestion-related issues.

    Purchased Services. For the year ended December 31, 2000, purchased services expense declined $3.8 million compared to the year ended December 31, 1999. Increased purchased services expense as a result of maintenance contracts for the 50 new leased locomotives was offset by a decline in short-term locomotive leases and other purchased services (partially related to Y2K contingency efforts in 1999).

    Casualties and Insurance. For the year ended December 31, 2000 casualties and insurance expense increased $3.4 million compared with the year ended December 31, 1999, reflecting $4.2 million in costs related to the Duncan case (See"-Recent Developments") and higher personal injury-related costs partially offset by lower derailment costs.

    Operating Leases. For the year ended December 31, 2000, operating lease expense increased $5.2 million, or 10.3%, compared to the year ended December 31, 1999 primarily as a result of the 50 new GE 4400 AC locomotives leased during fourth quarter 1999.

    Depreciation and Amortization. Depreciation and amortization expense was $52.1 million for the year ended December 31, 2000 compared to $52.3 million for the year ended December 31, 1999. Depreciation related to property acquisitions was offset by property retirements and lower STB approved depreciation rates. Depreciation and amortization expense is expected to increase in 2001 due to the implementation of a new transportation management control system ("MCS"), which is currently scheduled for implementation in April 2001.

    Operating Income and Operating Ratio. KCSR/Gateway Western operating income for the year ended December 31, 2000 decreased $8.5 million, or 11.7%, to $64.4 million, resulting from a $23.3 million decrease in revenues and a $14.8 million decrease in operating expenses. Excluding $12.1 million of 1999 unusual costs and expenses, KCSR/Gateway Western operating income for the year ended December 31, 2000 would have been $20.6 lower than 1999. The combined KCSR/Gateway Western operating ratio was 88.3% for the year ended December 31, 2000 compared to 85.2% (exclusive of 1999 unusual costs and expenses) for the year ended December 31, 1999.


Year Ended December 31, 1999 Compared with the Year Ended December 31, 1998

    Income from Continuing Operations. For the year ended December 31, 1999, income from continuing operations decreased $27.8 million (73.2%) compared to the year ended December 31, 1998, primarily as a result of lower revenues, higher operating expenses and a decline in other, net.

    Revenues. Revenues declined $12.1 million, or 2.0%, for the year ended December 31, 1999 versus 1998. Combined KCSR/Gateway Western revenues decreased 1.7% primarily due to declines in chemical and petroleum, paper and forest and agricultural and mineral revenues, partially offset by increased intermodal and automotive revenues. Other transportation businesses also reported lower revenues due to volume-related declines.

    Costs and Expenses. Costs and expenses increased approximately 8.5% primarily due to higher congestion-related costs at KCSR.

    Interest Expense and Other, net. For the year ended December 31, 1999 interest expense decreased $2.2 million, or 3.7%, to $57.4 million from the prior year due to a slight decrease in average debt balances resulting from net repayments. Other, net declined
$4.1 million for the year ended December 31, 1999 relating primarily to a 1998 receipt of interest ($2.8 million) related to a tax refund.

    Income Tax Expense. Income tax expense decreased $20.1 million for the year ended December 31, 1999 compared to 1998, primarily because of the decline in income from continuing operations before income taxes of $47.9 million (73.6%). The effective tax rate for 1999 was 40.7% compared to 41.5% in 1998.

    Unconsolidated Affiliates. For the year ended December 31, 1999, the Company recorded $5.2 million of equity in net earnings from unconsolidated affiliates versus equity in net losses of $2.9 million in 1998, an increase of $8.1 million. This increase relates primarily to improvements in equity earnings of Grupo TFM and Mexrail. Also contributing was an increase in 1999 equity earnings from Southern Capital related mostly to the gain on the sale of its non-rail related loan portfolio in 1999.

    Grupo TFM contributed equity earnings of $1.5 million to income from continuing operations in 1999 compared to equity losses of $3.2 million in 1998. Exclusive of deferred income tax effects, Grupo TFM's contribution to income from continuing operations (after giving effect to the impact of associated KCSI interest expense) increased $19.4 million, indicative of substantially improved operations and continued growth. This increase was partially offset by a $16 million increase in our proportionate share of Grupo TFM's deferred tax expense in 1999 versus 1998. Higher Grupo TFM earnings resulted from a 21.6% increase in revenues and 56.3% increase in operating income partially offset by an increase in deferred tax expense. Reflecting this growth in revenues, operating expenses increased approximately $50.1 million during 1999; however, the operating ratio declined 5.0 percentage points to 77.2% from 82.2%, displaying Grupo TFM management's continued emphasis on operating efficiency and cost control. Volume-related increases in car hire expense and operating leases were partially offset by an 8% decline in salaries and wages.

    In 1999, Mexrail contributed equity earnings of $0.7 million compared to equity losses of $2.0 million in 1998, an improvement of $2.7 million. Mexrail revenues increased 3.8% while operating expenses declined approximately 7.5%. The decrease in operating expenses resulted primarily from a reorganization of certain business practices whereby the operations were assumed by TFM. This change in the operations of Mexrail resulted in certain efficiencies and a reduction in related costs.

    Combined KCSR/Gateway Western Operating Results. The following provides a comparative analysis of the revenue and expense components of KCSR/Gateway Western for the year ended December 31, 1999 compared to the year ended December 31, 1998.

    Revenues. KCSR/Gateway Western 1999 revenues decreased $10.4 million compared to 1998, resulting primarily from a decline in chemical and petroleum, paper and forest and agricultural and mineral traffic, partially offset by an increase in intermodal and automotive traffic. General commodity carloads decreased 3.2%, resulting in a $23.0 million decline in general commodity revenues, while intermodal units shipped increased 20.4% leading to a $4.8 million increase in related revenues. Automotive revenues increased $7.7 million year to year.

    Chemicals and Petroleum. During 1999, chemical and petroleum revenues declined $10.8 million, or 7.5%, compared with 1998, primarily as a result of significant declines in miscellaneous chemical and soda ash revenues. Miscellaneous chemical revenues declined $4.1 million due, in part, to the expiration in late 1998 of the emergency service order in the Houston area related to the UP/SP merger congestion, as well as a continuing decline in demand because of domestic and international chemical market conditions and competitive pricing pressures. Soda ash revenues fell 37% year to year because of a decrease in export shipments due to a competitive disadvantage to another carrier. Also contributing to the decline were lower plastic and petroleum revenues, which were impacted by competitive market pricing and lower demand. Chemical and petroleum products accounted for 24.7% of total 1999 carload revenues compared with 26.2% for 1998.

    Paper and Forest. For the year ended December 31, 1999, paper and forest product revenues decreased $7.9 million, or 5.7%, compared with 1998. An overall weakness in the paper, lumber and related chemical markets led to volume declines in pulp/paper, scrap paper, and pulpwood, logs and chips. Additionally, metal product revenues declined in 1999 compared to 1998, driven primarily by lower demand within the domestic oil production market and lower demand for oil exploration drill pipe. These declines were partially offset by higher revenues from military/other shipments due to a National Guard move in 1999 from Camp Shelby, Mississippi to Fort Irving, California. Paper and forest traffic comprised 24.4% of carload revenues during 1999 compared to 25.3% in 1998.

    Agricultural and Mineral. Agricultural and mineral product revenues for 1999 decreased $4.3 million, or 4.3%, compared to 1998. Revenue declines in export grain, food and related products, non-metallic ores and stone, clay and glass products were partially offset by an increase in domestic grain revenues. Declines in export grain resulted primarily from competitive pricing and changes in length of haul. Declines in food products, non-metallic ores and stone, clay and glass products were primarily attributable to demand-related volume declines, and changes in traffic mix and length of haul. Improvements in domestic grain revenues were driven by higher corn shipments to meet the demands of the feed mills located on KCSR's rail lines; however, during fourth quarter 1999, domestic grain revenues declined approximately $1 million compared to fourth quarter 1998 because of a loss of market share due to a rail line build-in by UP to a feed mill serviced by KCSR. Agricultural and mineral products accounted for 17.8% of carload revenues in 1999 compared with 18.2% in 1998.

    Intermodal and Automotive. Intermodal and automotive revenues for 1999 increased $12.5 million, or 26.0%, compared to 1998 revenues primarily due to a $7.7 million increase in automotive revenue in 1999. The increase in automotive traffic is due to the CN/IC strategic alliance on KCSR and Norfolk Southern traffic forwarded to Gateway Western. Additionally, intermodal units shipped increased approximately 20.4% year over year, partially offset by a decrease in revenue per unit shipped. All of the 1999 intermodal revenue growth is attributable to container shipments, which have a lower rate per unit shipped than trailers. As a result revenues per intermodal unit shipped have declined. Container movements, however, have more favorable profit margins due to their lower inherent cost structure compared to trailers. Approximately $2.5 million of the intermodal growth was related to CN/IC alliance traffic. Intermodal and automotive revenues accounted for 11.3% of carload revenues in 1999 compared with 8.8% in 1998.

    Coal. During the year ended December 31, 1999, KCSR experienced a slight decline in coal revenues primarily because of (i) a decrease in demand compared with 1998--a year in which KCSR reported record coal revenues, and
(ii) slower delivery times due to congestion arising from track maintenance work on the north-south corridor. During the fourth quarter, however, coal revenues improved, mostly offsetting the declines during the first nine months of 1999 and resulting in year end 1999 coal revenues only slightly lower than the 1998 record levels. The improvement noted during the fourth quarter resulted from increased demand, as well as from faster delivery times arising from the completion of the track maintenance work in September 1999, which led to an easing of congestion and increased capacity. Coal accounted for 21.8% of carload revenues during 1999 compared with 21.5% for 1998.

    Costs and Expenses. For the year ended December 31, 1999, KCSR/Gateway Western's costs and expenses increased $40.0 million (8.4%) versus comparable 1998, primarily as a result of increases in salaries, wages and related fringe benefits, fuel costs, car hire, and purchased services, partially offset by a decrease in operating leases and material and supplies expense. A significant portion of the cost and expenses increase ($12.1 million) was comprised of unusual costs and expenses recorded during fourth quarter 1999 relating to employee separations, labor and personal injury related costs, write-off of costs associated with the Geismar project and costs associated with the closure of an intermodal facility. The remainder of the increase resulted primarily from system congestion and capacity issues arising from track maintenance on the north-south corridor, which began in second quarter 1999 and was completed at the end of the third quarter 1999. Also contributing to capacity and congestion problems was the implementation of a new dispatching system, turnover in certain experienced operations management positions, unreliable and insufficient locomotive power, congestion arising from eastern rail carriers, and several significant derailments.

    Salaries, Wages and Benefits. Salaries, wages and benefits expense for the year ended December 31, 1999 increased $14.9 million versus comparable 1998, an increase of 8.1%. This increase includes $3.0 million resulting from certain unusual costs and expenses including employee separations and union labor-related issues. The remaining increase was primarily attributable to the congestion and capacity issues, which resulted in the need for additional crews as well as overtime hours.

    Fuel. For the year ended December 31, 1999, fuel expense increased approximately $0.7 million, or 2.1%, compared to 1998, as a result of a 1.0% increase in fuel usage coupled with a 1.0% increase in the average fuel price per gallon. In 1999, fuel costs represented approximately 6.7% of total operating expenses compared to 7.1% in 1998.

    Car Hire. For the year ended December 31, 1999, expenses for car hire payable, net of receivables, increased $9.9 million over 1998. A portion of the increase in car hire expense was attributable to congestion-related issues, resulting in higher payables to other railroads because more foreign cars were on KCSR's system for a longer period. This congestion also affected car hire receivables as fewer KCSR cars and trailers were being utilized by other railroads. The remaining increase in car hire expense resulted from a change in equipment utilization. Similar to 1998, for certain equipment, KCSR continued its transition to utilization leases from fixed leases. The cost of utilization leases are based upon usage or utilization of the asset whereas fixed leases are reflected as costs regardless of usage. Costs for utilization leases are recorded as car hire expense, whereas fixed lease costs are recorded as operating lease expense. Additionally, as certain fixed leases expire, KCSR is electing to use more foreign cars rather than renew the leases. A portion of the increase in car hire costs was offset by a decrease in related operating lease expenses as a result of these changes in equipment utilization.

    Purchased Services. For the year ended December 31, 1999, purchased services expense increased $7.1 million, or 15.9%, compared to the year ended December 31, 1998, primarily as a result of short-term locomotive needs (rents, maintenance) arising from the congestion and capacity problems discussed above.

    Casualties and Insurance. For the year ended December 31, 1999, casualties and insurance expense increased $1.5 million compared with the year ended December 31, 1998. This increase reflects higher derailment related expenses when compared to 1998, while overall personal injury-related costs were essentially flat with the prior year. During first quarter 1999 Gateway Western experienced a $1.4 million derailment, which is unusually large given Gateway Western's prior operating history.

    Operating Leases. For the year ended December 31, 1999, operating lease expense decreased $3.5 million, or 6.5% compared to the year ended December 31, 1998, as a result of a change in equipment utilization as discussed above regarding car hire expense.

    Depreciation and Amortization. Depreciation and amortization expense in 1999 declined slightly (1%) compared to 1998. This slight decline results from the retirement of certain operating equipment. As these assets fully depreciate and are retired, they are being replaced, as necessary, with equipment under operating leases. This decline was partially offset by increased depreciation from property additions.

    Operating Income and Operating Ratio. Operating income for the year ended December 31, 1999 decreased $50.4 million (40.9%) to $72.9 million. This decline in operating income resulted from a 1.7% decline in revenues coupled with a 8.5% increase in operating expenses. Exclusive of $12.1 million of unusual operating costs and expenses, operating income declined $38.3 million, resulting in an operating ratio of 85.2% for the year ended December 31, 1999 compared to 79.2% for 1998. Although the operating ratio for 1999 was disappointing, our objective, on a long-term basis, is to maintain the operating ratio below 80%, despite the substantial use of lease financing for locomotives and rolling stock.


TRENDS and OUTLOOK

For the year ended December 31, 2000, the Company's results were favorably affected by the ongoing results of the investment in Grupo TFM as well as KCSR/Gateway Western's success in maintaining an effective operating cost structure. Domestically, however, operating results were adversely affected by competitive revenue pressures, higher fuel costs and higher interest costs. Combined KCSR/Gateway Western 2000 revenues declined approximately 4% compared to 1999, reflecting traffic erosion related to the rail mergers, competitive pricing issues, demand driven traffic declines, and an 11% decline in unit coal revenues resulting primarily from a major coal customer reducing excess stockpiles. Interest expense rose nearly 15% for the year ended December 31, 2000 compared to 1999 as a result of higher interest rates and amortization of debt costs associated with the January and September 2000 debt re-capitalization discussed elsewhere, partially offset by lower overall debt balances and a benefit related to the adjustment of interest expense resulting from the settlement of certain tax issues. Operationally, KCSR/Gateway Western operated more efficiently in 2000 than in 1999 as evidenced by lower operating expenses (excluding fuel, casualty and operating leases) and certain improved operating measures, such as increased train speeds, faster coal cycle times, lower terminal dwell times, reduced overtime hours and the use of fewer relief train crews. In spite of significantly higher diesel fuel costs (which rose approximately 41% in 2000 compared to 1999), the Company reduced operating expenses by approximately 4.3% during 2000, primarily due to operational improvements and the easing of congestion at KCSR/Gateway Western. Also contributing to the decline in 2000 operating expenses were the following: (i) $12.7 million of unusual costs and expenses recorded during 1999; (ii) the impact of gains on the sale of operating property of approximately $3.4 million; and (iii) a $3.0 million revision to the estimate of the allowance for doubtful accounts. This allowance was revised based on the collection of approximately $1.8 million of a receivable from an affiliate and agreement for payment of the remaining amount. Grupo TFM results improved for the year ended December 31, 2000 due primarily to revenue growth and cost containment, as well as the impact of fluctuations in the value of the peso and Mexican inflation on deferred taxes under U.S. GAAP.

The current outlook for business in 2001 is as follows:

Management expects coal revenues to recover beginning in first quarter
2001. General freight, intermodal and automotive traffic, however, will be largely dependent on the economic trends within certain industries in the geographic region served by the railroads comprising the NAFTA Railway, which have shown signs of weakness in early 2001. Variable costs and expenses are expected to be proportionate with revenue activity, except for fuel expenses, where prices are expected to mirror market conditions. Additionally, casualty and insurance costs are expected to be impacted by several first quarter 2001 derailments.

In the short-term, competitive pricing issues, weakness in the chemical markets and export grain markets, as well as the existing general economic slowdown will present revenue challenges to the Company. However, in the long-term, management believes that, with the Company's strategic partners and marketing alliances, effective cost controls and system utilization improvements (see discussion of expected implementation of MCS in Item 1 - "Business"), the NAFTA Railway continues to provide an attractive service for shippers and is well-positioned to take advantage of the continued growth potential of NAFTA traffic; and

The Company expects to continue to participate in the earnings/losses from equity investments in Grupo TFM, Southern Capital and Mexrail. Additionally, beginning in 2001, the Company expects to participate in the earnings/losses from the equity investment in PCRC. The Company's future results could be impacted by a potential requirement to provide deferred taxes on the difference between the Company's financial reporting basis and income tax basis of its investment in Grupo TFM. See "Other -- Foreign Corporate Joint Venture" below. Management makes no assurances as to the impact that a change in the value of the peso or a change in Mexican inflation will have on the results of Grupo TFM. See "Foreign Exchange Matters" below and Item 7(A), Quantitative and Qualitative Disclosures About Market Risk, of this Form 10-K for further information.


LIQUIDITY

Summary cash flow data is as follows for the years ended December 31, (in millions):

                                              2000        1999        1998
                                           --------    --------    --------
Cash flows provided by (used for):
   Operating activities                    $   77.2    $  178.0    $  141.6
   Investing activities                      (101.8)      (97.2)      (61.5)
   Financing activities                        34.2       (74.5)      (79.4)
                                           --------    --------    -------
Net increase in
  cash and equivalents                          9.6         6.3         0.7
Cash and equivalents at beginning of year      11.9         5.6         4.9
                                           --------    --------    --------
Cash and equivalents at end of year        $   21.5    $   11.9    $    5.6
                                           ========    ========    ========

During the year ended December 31, 2000, the Company's consolidated cash position increased $9.6 million from December 31, 1999, resulting primarily from cash from operating activities, net proceeds from the issuance of long-term debt and the issuance of common stock under employee stock plans, partially offset by changes in working capital balances, property acquisitions and debt issuance costs.


Operating Cash Flows. The Company's cash flow from operations has historically been positive and sufficient to fund operations, KCSR/Gateway Western roadway capital improvements, other capital improvements and debt service. External sources of cash (principally bank debt, public debt and sales of investments) have typically been used to fund acquisitions, new investments, equipment additions and Company common stock repurchases.

The following table summarizes consolidated operating cash flow information for the years ended December 31, respectively. Certain reclassifications have been made to prior year amounts to conform to current year presentation. (in millions)

                                              2000        1999          1998
                                             ------      ------        ------

   Net income                              $  380.5    $  323.3      $  190.2
   Income from discontinued operations       (363.8)     (313.1)       (152.2)
   Depreciation and amortization               56.1        56.9          56.7
   Equity in undistributed (earnings) losses  (23.8)       (5.2)          2.9
   Distributions from unconsolidated affiliates 5.0         -             5.0
   Deferred income taxes                       23.1         9.8          35.5
   Transfer from Stilwell                       -          56.6           4.2
   Gains on sales of assets                    (3.4)       (0.6)         (5.7)
   Extraordinary items, net of tax              7.5         -             -
   Tax benefit realized upon exercise of
      stock options                             9.3         6.4          12.2
   Change in working capital items            (14.3)       49.7          (8.6)
   Other                                        1.0        (5.8)          1.4
                                           --------    --------       -------
      Net operating cash flow              $   77.2    $  178.0      $  141.6
                                           ========    ========      ========

2000 net operating cash inflows of $77.2 million declined $100.8 million compared to 1999 net operating cash inflows of $178.0 million. This decline was mostly attributable to the 1999 receipt of a $56.6 million transfer from Stilwell. Also contributing to the decline was the payment during 2000 of certain accounts payable and accrued liabilities, including accrued interest of approximately $11.4 million related to indebtedness, as well as the decline in the contribution of domestic operations to income from continuing operations.

Net operating cash inflows for the year ended December 31, 1999 were $178.0 million compared to net operating cash inflows of $141.6 million for the year ended December 31, 1998. This $36.4 million improvement in 1999 operating cash flow was chiefly attributable to an increase in a transfer from Stilwell somewhat offset by lower 1999 income from continuing operations and lower deferred taxes. Also contributing was an increase in current liabilities resulting from a 1998 payment of approximately $23 million related to the KCSR union productivity fund termination.


Investing Cash Flows. Net investing cash outflows were $101.8 million and $97.2 million for the years ended December 31, 2000 and 1999, respectively. The $4.6 million difference results from higher investments in affiliates, partially offset by slightly lower capital expenditures and an increase in funds received from property disposals. Additionally, during 1999, Stilwell repaid $16.6 million of debt to the Company.

Net investing cash outflows were $97.2 million for the year ended December 31, 1999 compared to $61.5 million of net investing cash outflows during 1998. This $35.7 million difference for 1999 compared to 1998 results primarily from higher capital expenditures.

Cash was used for property acquisitions of $104.5, $106.2, and $69.9 million in 2000, 1999 and 1998, respectively. Cash was (used for) provided by investments in and loans with affiliates of ($4.2), $12.7 and ($0.7) million in 2000, 1999 and 1998, respectively. Proceeds from the disposals of property were $5.5, $2.8 and $8.4 million in 2000, 1999 and 1998, respectively.

Generally, operating cash flows and borrowings under lines of credit have been used to finance property acquisitions and investments in and loans with affiliates.

Financing Cash Flows.  Financing cash flows were as follows:

o Borrowings of $1,052.0 million, $21.8 million and $151.7 million in 2000, 1999 and 1998, respectively. Proceeds from the issuance of debt in 2000 were used for refinancing of debt in January and September
   2000. Proceeds from the issuance of debt in 1999 were used for stock repurchases. During 1998, proceeds from borrowings under existing lines of credit were used to repay $100 million of 5.75% Notes which were due on July 1, 1998. Other 1998 borrowings were used to fund the KCSR union productivity fund termination ($23 million) and to provide for working capital needs ($5 million).

o Repayment of indebtedness in the amounts of $1,015.4 million, $97.5 million and $232.0 million in 2000, 1999 and 1998, respectively. Repayment of indebtedness is generally funded through operating cash flows; however, in 2000 repayments included the refinancing of debt in January and September 2000. Repayments in 1999 were partially funded through a transfer from Stilwell, while 1998 repayments of $100 million of notes as discussed above were funded under then-existing lines of credit.

o Payment of debt issuance costs of $17.6 million and $4.2 million in 2000 and 1999, respectively.

o Repurchases of KCSI common stock during 1999 of $24.6 million were funded with borrowings under existing lines of credit (as noted above) and internally generated cash flows.

o Proceeds from stock plans of $17.9 million, $37.0 million and $17.9 million in 2000, 1999 and 1998, respectively.

o Payment of cash dividends of $4.8 million, $17.6 million and $17.8 million in 2000, 1999 and 1998, respectively.


CAPITAL STRUCTURE

Capital Requirements. Capital improvements for KCSR/Gateway Western roadway track structure have historically been funded with cash flows from operations. The Company has traditionally used Equipment Trust Certificates for major purchases of locomotives and rolling stock, while using internally generated cash flows or leasing for other equipment. Through its Southern Capital joint venture, the Company has the ability to finance railroad equipment, and therefore, has increasingly used lease-financing alternatives for its locomotives and rolling stock. Southern Capital was used to finance the purchase of the 50 new GE 4400 AC locomotives in November 1999. These locomotives are being financed by KCSR under operating leases with Southern Capital.

Capital programs are primarily financed through internally generated cash flows. These internally generated cash flows were used to finance capital expenditures (property acquisitions) of $104.5 million, $106.2 million and $69.9 million in 2000, 1999 and 1998, respectively. Internally generated cash flows and borrowings under existing lines of credit are expected to be used to fund capital programs for 2001, currently estimated at approximately $77 million, which include the following major items: maintenance of way, maintenance of equipment, transportation, information technology, administrative, marketing and development of the Richards-Gebaur intermodal yard. In general, the Company estimates that approximately two-thirds of its capital expenditures are maintenance related.

KCSR/Gateway Western Maintenance. KCSR and Gateway Western, like all railroads, are required to maintain their own property infrastructure. Portions of roadway and equipment maintenance costs are capitalized and other portions expensed (as components of material and supplies, purchased services and others), as appropriate. Maintenance and capital improvement programs are in conformity with the Federal Railroad Administration's track standards and are accounted for in accordance with applicable regulatory accounting rules. Management expects to continue to fund roadway and equipment maintenance expenditures with internally generated cash flows. Maintenance expenses (exclusive of amounts capitalized) for way and structure (roadbed, rail, ties, bridges, etc.) and equipment (locomotives and rail cars) for the three years ended December 31, 2000, as a percentage of KCSR/Gateway Western revenues are as follows:

                       KCSR/Gateway Western Maintenance
                       --------------------------------
                  Way and Structure             Equipment
                  -----------------         -----------------
                         Percent of                 Percent of
                  Amount   Revenue          Amount    Revenue
 2000             $39.8      7.1%           $ 44.3      7.9%
 1999              41.6      7.1              52.1      8.9
 1998              44.5      7.5              47.9      8.0


Capital.  Components of capital are shown as follows (in millions).   For
purposes of this analysis, stockholders' equity for 1999 and 1998 (periods prior to the Spin-off) exclude the net assets of Stilwell.

                                                2000        1999        1998
                                               --------    --------    --------
   Debt due within one year                    $   36.2    $   10.9    $   10.7
   Long-term debt                                 638.4       750.0       825.6
                                               --------    --------    --------
      Total debt                                  674.6       760.9       836.3

   Stockholders' equity (excludes the net
      assets of Stilwell)                         643.4       468.5       391.0
                                               --------    --------    --------
   Total debt plus equity                      $1,318.0    $1,229.4    $1,227.3
                                               ========    ========    ========
   Total debt as a percent of
      total debt plus equity ("debt ratio")        51.2%       61.9%       68.1%
                                               --------    --------    --------
At December 31, 2000, the Company's consolidated debt ratio decreased 10.7 percentage points compared to December 31, 1999.  Total debt decreased
$86.3 million as a result of the assumption of $125 million of debt by
Stilwell partially offset by net long-term borrowings.  Stockholders'
equity increased $174.9 million as a result of 2000 income from continuing operations of $25.4 million, the assumption of $125 million of debt by
Stilwell and the issuance of common stock under employee stock plans partially offset by extraordinary items of $8.7 million and dividends.  The increase in stockholders' equity coupled with the decrease in debt resulted in the decline in the debt ratio from December 31, 1999.

At December 31, 1999, the Company's consolidated debt ratio decreased 6.2 percentage points to 61.9% from 68.1% at December 31, 1998. Total debt decreased $75.4 million as repayments exceeded borrowings. Stockholders' equity increased $77.5 million primarily as a result of 1999 income from continuing operations of $10.2 million, the issuance of common stock under employee stock plans and a transfer from Stilwell, partially offset by common stock repurchases of $24.6 million and dividends of $17.9. The increase in stockholders' equity and the decrease in debt resulted in the decrease in the debt ratio from December 31, 1998.

Under the existing capital structure of KCSI at December 31, 2000, management anticipates that the debt ratio will essentially remain flat through 2001.


KCSI Credit Agreements. In January 2000, in conjunction with the re-capitalization of the Company's debt structure, the Company entered into new credit agreements as described above in "Recent Developments".


Overall Liquidity. The Company believes, based on current expectations, that its operating cash flows and available financing resources are sufficient to fund anticipated operating, capital and debt service requirements and other commitments through 2001.

The Company has financing available through a revolving line of credit with a maximum borrowing amount of $100 million (on January 2, 2001 the line of credit was reduced from $150 million to $100 million). As of December 31, 2000 the full amount of this line of credit was available. The Company's credit agreements contain, among other provisions, various financial covenants. The Company was in compliance with these various provisions, including the financial covenants, as of December 31, 2000. Because of certain financial covenants contained in the credit agreements, however, maximum utilization of the Company's available lines of credit may be restricted.

The Company filed a Universal Registration Statement on Form S-3 (File No.
33-69648) in September 1993, as amended in April 1996, for the offering of up to $500 million in aggregate amount of securities.  The SEC declared that registration statement effective on April 22, 1996; however, no securities have been issued thereunder.  The Company has not engaged an underwriter for these securities and has no current plans to issue
securities under that registration statement.   Subject to certain
restrictions under the KCS Credit Facilities (as discussed above in "Recent
Developments"), management expects that any net proceeds from the sale of securities under that registration statement would be added to the general funds of the Company and used principally for general corporate purposes, including working capital, capital expenditures, and acquisitions of or investments in businesses and assets.

In connection with the Company's debt restructuring in January 2000 (see
"Recent Developments") KCSR entered into senior secured credit facilities providing financing of up to $750 million, including a $200 million term loan due January 11, 2001 that was repaid with the proceeds from a private offering of Notes. On January 25, 2001, the Company filed a Form S-4
Registration Statement with the SEC registering exchange notes under the Securities Act of 1933. The Company filed Amendment No. 1 to this
Registration Statement and the SEC declared this Registration Statement effective on March 15, 2001, thereby providing the opportunity for holders of the initial Notes to exchange them for registered notes. The registration exchange offer expires on April 16, 2001, unless extended by the Company. These Notes bear a fixed annual interest rate of 9.5% and are due on October 1, 2008.

In January 2000, KCSI borrowed $125 million under a $200 million 364-day senior unsecured competitive advance/revolving credit facility to retire other debt obligations. Stilwell assumed this credit facility and repaid the $125 million in March 2000. Upon such assumption, KCSI was released from all obligations, and Stilwell became the sole obligor, under this credit facility. The Company's indebtedness decreased as a result of the assumption of this indebtedness by Stilwell.

As discussed in Item 1 "Business-Joint Venture Arrangements -Grupo TFM,"
TMM and KCSI, or either TMM or KCSI, could be required to purchase the Mexican government's interest in TFM. However, this provision is not exercisable prior to October 31, 2003. Also, on or prior to July 31, 2002, the Mexican government's interest in Grupo TFM may be called by TMM, an affiliate of TMM, and KCSI, exercisable at the original amount (in U.S.
dollars) paid by the Mexican government plus interest based on one-year
U.S. Treasury securities.

As discussed in "Recent Developments", in preparation for the Spin-off, KCSI completed a re-capitalization of its debt structure in January 2000.
As part of the re-capitalization, the Company refinanced its public debt and revolving credit facilities. KCSI management believes that the resulting capital structure provides the necessary liquidity to meet anticipated operating, capital and debt service requirements and other commitments for 2001.

As discussed in "Recent Developments", if Stilwell were unable to meet its obligations to purchase 600,000 shares of Janus common stock from Mr.
Bailey, the Company would be required to purchase those shares. According to Stilwell management, the total purchase price for these shares is expected to approximate $603 million. KCSI management believes, based on discussions with Stilwell management, that Stilwell has adequate financial resources available to fund this obligation. If the Company were required to purchase these shares of Janus common stock, it would have a material effect on our business, liquidity, financial condition, results of operations and cash flows.


OTHER

Significant Customer. SWEPCO is the Company's only customer that accounted for more than 10% of revenues during the years ended December 31, 2000, 1999 and 1998, respectively. Revenues related to SWEPCO during these periods were $67.2 million, $75.9 million and $78.0 million, respectively.


Foreign Corporate Joint Venture. Grupo TFM provides deferred income taxes for the difference between the financial reporting and income tax bases of its assets and liabilities. The Company records its proportionate share of these income taxes through our equity in Grupo TFM's earnings. As of December 31, 2000, the Company had not provided deferred income taxes for the temporary difference between the financial reporting basis and income tax basis of its investment in Grupo TFM because Grupo TFM is a foreign corporate joint venture that is considered permanent in duration, and the Company does not expect the reversal of the temporary difference to occur in the foreseeable future.

Certain corporate actions currently contemplated by TMM may result in a change in Grupo TFM's status as a foreign corporate venture joint during 2001. If Grupo TFM were to no longer qualify as a foreign corporate joint venture or if the temporary difference was expected to reverse in the foreseeable future, the Company would be required to provide deferred income taxes for the difference between the financial reporting basis and income tax basis of its investment in Grupo TFM at the rate at which the temporary difference would be expected to reverse.


Financial Instruments and Purchase Commitments. Fuel expense is a significant component of the Company's operating expenses. Fuel costs are affected by (i) traffic levels, (ii) efficiency of operations and equipment, and (iii) fuel market conditions. Controlling fuel expenses is a concern of management, and expense control remains a top priority. As a result, the Company has established a program to hedge against fluctuations in the price of its diesel fuel purchases to protect the Company's operating results against adverse fluctuations in fuel prices. KCSR enters into forward diesel fuel purchase commitments and commodity swap transactions (fuel swaps or caps) as a means of fixing future fuel prices.
These transactions are accounted for as hedges and are correlated to market benchmarks. Hedge positions are monitored to ensure that they will not exceed actual fuel requirements in any period.


At the end of 1997, the Company had purchase commitments for approximately
27% of expected 1998 diesel fuel usage, as well as fuel swaps for approximately 37% of expected 1998 usage.  As a result of actual fuel prices remaining below both the purchase commitment price and the swap price during 1998, the Company's fuel expense was approximately $4.0 million higher.  The purchase commitments resulted in a higher cost of approximately $1.7 million, while the Company made payments of approximately $2.3 million related to the 1998 fuel swap transactions.  At
December 31, 1998, the Company had purchase commitments and fuel swap transactions for approximately 32% and 16%, respectively, of expected 1999 diesel fuel usage.  In 1999, KCSR saved approximately $0.6 million as a result of these purchase commitments.  The fuel swap transactions resulted in higher fuel expense of approximately $1 million.  At December 31, 1999, the Company had no outstanding purchase commitments for 2000 and had entered into two diesel fuel cap transactions for a total of six million gallons (approximately 10% of expected 2000 usage) at a cap price of $0.60 per gallon.  These hedging instruments expired on March 31, 2000 and June
30, 2000.  The Company received approximately $0.8 million during 2000 related to these diesel fuel cap transactions and recorded the proceeds as
a reduction of diesel fuel expenses.   At December 31, 2000, KCSR had
purchase commitments for approximately 12.6% of budgeted gallons of fuel for 2001.  There are currently no diesel fuel cap or swap transactions.

In accordance with the provision of the New Credit Facility requiring the
Company to manage its interest rate risk through hedging activity, at
December 31, 2000 the Company has five separate interest rate cap agreements for an aggregate notional amount of $200 million expiring on various dates in 2002.  The interest rate caps are linked to LIBOR.  $100 million of the aggregate notional amount provides a cap on the Company's interest rate of 7.25% plus the applicable spread, while $100 million limits the interest rate to 7% plus the applicable spread.  Counterparties to the interest rate cap agreements are major financial institutions who also participate in the New Credit Facilities.  Credit loss from counterparty non-performance is not anticipated.

These transactions are intended to mitigate the impact of rising fuel prices and interest rates and are recorded using hedge accounting policies as set forth in Note 2 to the consolidated financial statements of this Form 10-K. In general, the Company enters into transactions such as those discussed above in limited situations based on management's assessment of current market conditions and perceived risks. Historically, the Company has engaged in a limited number of such transactions and their impact has been insignificant. However, the Company intends to respond to evolving business and market conditions in order to manage risks and exposures associated with the Company's various operations, and in doing so, may enter into transactions similar to those discussed above.


Foreign Exchange Matters. In connection with the Company's investment in Grupo TFM, matters arise with respect to financial accounting and reporting for foreign currency transactions and for translating foreign currency financial statements into U.S. dollars. The Company follows the requirements outlined in Statement of Financial Accounting Standards No. 52
"Foreign Currency Translation" ("SFAS 52"), and related authoritative guidance.

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

Effective January 1, 1999, the SEC staff declared that Mexico should no longer be considered a highly inflationary economy. Accordingly, the Company performed an analysis under the guidance of SFAS 52 to determine whether the U.S. dollar or the Mexican peso should be used as the functional currency for financial accounting and reporting purposes for periods subsequent to December 31, 1998. Based on the results of the analysis, management believes the U.S. dollar to be the appropriate functional currency for the Company's investment in Grupo TFM; therefore, the financial accounting and reporting of the operating results of Grupo
TFM will be performed using the U.S. dollar as Grupo TFM's functional currency.

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

The Company continues to evaluate existing alternatives with respect to utilizing foreign currency instruments to hedge its U.S. dollar investment in Grupo TFM as market conditions change or exchange rates fluctuate. At
December 31, 2000, 1999 and 1998, the Company had no outstanding foreign currency hedging instruments.


Pensions and Other Postretirement Benefits.  Statement of Financial
Accounting Standards No. 132 "Employers' Disclosure about Pensions and
Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88, and 106" ("SFAS 132") was adopted by the Company in 1998. SFAS 132 establishes standardized disclosure requirements for pension and other postretirement benefit plans, requires additional information on changes in the benefit obligations and fair values of plan assets, and eliminates certain disclosures that are no longer considered useful. The standard does not change the measurement or recognition of pension or postretirement benefit plans. The adoption of SFAS 132 did not have a material impact on the Company's disclosures.


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


Derivative Instruments.  In June 1998, the Financial Accounting Standards
Board ("FASB") issued Statement of Financial Accounting Standards No. 133
"Accounting for Derivative Instruments and Hedging Activities" ("SFAS
133"). SFAS 133 establishes accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that all derivatives be recorded on the balance sheet as either assets or liabilities measured at fair value. Changes in the fair value of the derivatives are recorded as either current earnings or other comprehensive income, depending on the type of hedge transaction. The Company implemented the provisions of SFAS 133 on January 1, 2001. For fair value hedge transactions in which the Company would hedge changes in the fair value of an asset, liability or an unrecognized firm commitment, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash flow hedge transactions in which the Company is hedging the variability of cash flows related to a variable rate asset, liability or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive  income to the extent it offsets  changes in cash flows related to
the  variable  rate  asset,  liability  or  forecasted  transaction,   with  the
difference  reported  in current  earnings.  Gains and losses on the  derivative instrument  reported  in other  comprehensive  income  will be  reclassified  in earnings in the periods in which earnings are impacted by the variability of the cash flow of the hedged item. The ineffective  portion of all hedge transactions will be recognized in current period earnings.

Based on fuel and interest rate hedging instruments outstanding at December
31, 2000, the impact of the implementation of SFAS 133 will result in a charge of $0.6 million recorded as a cumulative effect of an accounting change in the first quarter of 2001. This amount represents the ineffective portion of interest rate hedging instruments. Additionally, a $0.1 million charge will be recorded as a cumulative effect of an accounting change to accumulated other comprehensive income during first quarter 2001 related to the effective portion of fuel hedging instruments.


Litigation. The Company and its subsidiaries are involved as plaintiff or defendant in various legal actions arising in the normal course of business. While the ultimate outcome of the various legal proceedings involving the Company and its subsidiaries cannot be predicted with certainty, it is the opinion of management (after consultation with legal counsel) that the Company's litigation reserves are adequate. The following outlines four cases:

Duncan Case
In 1998, a jury in Beauregard Parish, Louisiana returned a verdict against KCSR in the amount of $16.3 million. This case arose from a railroad crossing accident that occurred at Oretta, Louisiana on September 11, 1994, in which three individuals were injured. Of the three, one was injured fatally, one was rendered quadriplegic and the third suffered less serious injuries.

Subsequent to the verdict, the trial court held that the plaintiffs were entitled to interest on the judgment from the date the suit was filed, dismissed the verdict against one defendant and reallocated the amount of that verdict to the remaining defendants. The resulting total judgment against KCSR, together with interest, was approximately $27.0 million as of December 31, 1999.

On November 3, 1999, the Third Circuit Court of Appeals in Louisiana affirmed the judgment. Subsequently KCSR sought and obtained review of the case in the Supreme Court of Louisiana. On October 30, 2000 the Supreme
Court of Louisiana entered its order affirming in part and reversing in part the judgment. The net effect of the Louisiana Supreme Court action was to reduce the allocation of negligence to KCSR and reduce the judgment, with interest, against KCSR from approximately $28 million to approximately
$14.2 million (approximately $9.7 million of damages and $4.5 million of interest), which is in excess of KCSR's insurance coverage of $10 million for this case. KCSR filed an application for rehearing in the Supreme
Court of Louisiana which was denied on January 5, 2001. KCSR then sought a stay of judgment in the Louisiana court. The Louisiana court denied the stay application on January 12, 2001. KCSR reached an agreement as to the payment structure of the judgment in this case and payment of the settlement was made on March 7, 2001.

KCSR had previously recorded a liability of approximately $3.0 million for this case. Based on the Supreme Court of Louisiana's decision, management recorded an additional liability of $11.2 million and a receivable in the amount of $7.0 million representing the amount of the insurance coverage.
This resulted in recording $4.2 million of net operating expense in the accompanying consolidated financial statements for the year ended December
31, 2000.

Bogalusa Cases
In July 1996, KCSR was named as one of twenty-seven defendants in various lawsuits in Louisiana and Mississippi arising from the explosion of a rail car loaded with chemicals in Bogalusa, Louisiana in October 1995. The explosion released nitrogen dioxide and oxides of nitrogen into the atmosphere over parts of Bogalusa and the surrounding area allegedly causing evacuations and injuries. Approximately 25,000 residents of Louisiana and Mississippi have asserted claims to recover damages allegedly caused by exposure to the released chemicals.

KCSR neither owned nor leased the rail car or the rails on which it was located at the time of the explosion in Bogalusa. KCSR did, however, move the rail car from Jackson to Vicksburg, Mississippi, where it was loaded with chemicals, and back to Jackson, where the car was tendered to the IC.
The explosion occurred more than 15 days after we last transported the rail car. The car was loaded in excess of its standard weight, but under its capacity, when it was transported to interchange with the IC.

The trial of a group of twenty plaintiffs in the Mississippi lawsuits arising from the chemical release resulted in a jury verdict and judgment in our favor in June 1999. The jury found that we were not negligent and that the plaintiffs had failed to prove that they were damaged. The trial of the Louisiana class action is scheduled to commence on June 11, 2001.
The trial of a second group of Mississippi plaintiffs is scheduled for January 2002.

Management believes the probability of liability for damages in these cases to be remote. If the Company were to be found liable for punitive damages in these cases, such a judgment could have a material adverse effect on the Company's results of operations, financial position and cash flows.


Houston Cases
In August 2000 KCSR and certain of its affiliates were added as defendants in lawsuits pending in Jefferson and Harris Counties, Texas. These lawsuits allege damage to approximately 3,000 plaintiffs as a result of an alleged toxic chemical release from a tank car in Houston, Texas on August
21, 1998. Litigation involving the shipper and the delivering carrier had been pending for some time, but KCSR, which handled the car during the course of its transport, had not previously been named a defendant. On information currently available, management believes the Company's probability of liability for damages in these cases to be remote.


Jaroslawicz Class Action
On October 3, 2000, a lawsuit was filed in the New York State Supreme Court purporting to be a class action on behalf of the Company's preferred shareholders, and naming KCSI, its Board of Directors and Stilwell
Financial Inc. as defendants.  This lawsuit seeks a declaration that the
Spin-off was a defacto liquidation of KCSI, alleges violation of directors'
fiduciary duties to the preferred shareholders and also seeks a declaration that the preferred shareholders are entitled to receive the par value of their shares and other relief.  The Company filed a motion to dismiss with prejudice in the New York State Supreme Court on December 22, 2000; the
plaintiff filed its brief in opposition to the motion to dismiss on
February 1, 2001, and the Company served reply papers on March 7, 2001.
The motion to dismiss is now fully briefed and a ruling has not been
rendered.   Management believes the suit to be groundless and will continue to defend the matter vigorously.


Environmental Matters. The Company's operations are subject to extensive federal, state and local environmental laws and regulations concerning, among other things, air emissions, water discharges, waste management, hazardous substance transportation, handling and storage, decommissioning of underground storage tanks, and soil and groundwater contamination. The major environmental laws to which the Company is subject, include, among others, the Federal Comprehensive Environmental Response, Compensation and
Liability Act ("CERCLA," also known

as the  Superfund  law),  the Toxic  Substances  Control Act, the Federal  Water
Pollution Control Act, and the Hazardous Materials Transportation Act. CERCLA can impose joint and several liability for cleanup and investigation costs, without regard to fault or legality of the original conduct, on current and predecessor owners and operators of a site, as well as those who generate, or arrange for the disposal of, hazardous substances. The Company does not foresee that compliance with the requirements imposed by the environmental legislation will impair its competitive capability or result in any material additional capital expenditures, operating or maintenance costs. As part of serving the petroleum and chemicals industry, KCSR transports hazardous materials and has a Shreveport, Louisiana-based hazardous materials emergency team available to handle environmental issues that might occur in the transport of such materials.
Additionally, the Company performs ongoing review and evaluation of the various environmental issues that arise in the Company's operations, and, as necessary, takes actions to limit the Company's exposure to potential liability.

Because the Company transports and generates large quantities of hazardous substances, and due to the fact that many of the Company's current and former properties are or have been used for industrial purposes, the Company is subject to potentially material liabilities relating to the investigation and cleanup of contaminated properties and to claims alleging personal injury or property damage as the result exposures to, or release of, hazardous substances. Although the Company is responsible for investigating and remediating contamination at several locations, and has been identified as a potentially responsible party at several third party locations to which waste may have been sent in the past, based on currently available information, the Company does not expect any related liabilities, individually or collectively, to have a material impact on its results of operations, financial position or cash flows. In the event that the Company becomes subject to more stringent cleanup requirements at these sites, discovers new or more widespread contamination or become subject to related personal or property damage claims, however, the Company could incur material costs in connection with these sites.

The Company is responsible for investigating and remediating contamination at several locations, which were formerly leased to industrial tenants.
For example, in North Baton Rouge, Louisiana, the Company is solely responsible for investigating and remediating soil and groundwater contamination at two contiguous properties, which were leased to third parties. The Company is seeking recovery against one of these tenants, Western Petrochemicals, Inc., which remains at the site. The second tenant, Export Drum, Inc., is bankrupt. KCSR has established reserves that management believes are adequate to address the costs expected to be incurred at this site.

Similarly, in Port Arthur, Texas, KCSR is responsible for investigating, remediating and closing property formerly leased to a company that reconditioned drum storage containers. KCSR sued the former tenant and other parties for a portion of the cleanup costs, and received approximately $326,000 in a mediated settlement. KCSR has established reserves that management believes are adequate to address additional costs expected to be incurred at this site.

In connection with another similar property, a portion of which KCSR owned and formerly leased to a tenant that conducted wood preservative treatment operations, the Louisiana Department of Environmental Quality sought recovery against KCSR in a matter captioned Louisiana Department of Environmental Quality, Docket No. IAS 88-0001-A. This action was resolved in KCSR's favor, and the operator of the plant, Joslyn Manufacturing
Company ("Joslyn"), is required to indemnify KCSR for any costs relating to contamination it caused at the site pursuant to the former lease agreement. Due to ongoing investigations at the site, including an EPA investigation pursuant to CERCLA, either the EPA or the state may seek additional cleanup and seek recovery of additional related costs. In addition, if the site is added to the EPA's National Priority List, KCSR, as the property owner, would likely be named a potentially responsible party in any future EPA or related action. The Company believes that Josyln's indemnity obligation to us would cover that eventuality. However, in the event that Josyln should become bankrupt or otherwise fail to satisfy its indemnification obligations, KCSR could incur substantial costs at this site.

In 1996, the Louisiana Department of Transportation ("LDOT") sued KCSR and a number of other defendants in Louisiana state court to recover cleanup costs incurred by LDOT while constructing Interstate Highway 49 at Shreveport, Louisiana (Louisiana Department of Transportation v. The Kansas
City Southern Railway Company, et al., Case No. 417190-B in the First
Judicial District Court, Caddo Parish, Louisiana). The cleanup was associated with an old oil refinery site, operated by the other named defendants. KCSR's main line was adjacent to that site, and KCSR was included in the suit because LDOT claims that a 1966 derailment on the adjacent track released hazardous substances onto the site. Based on a number of factors, including primarily the fact that the site appears to have been primarily affected by refinery operations, which pre-dated the derailment, management believes that our exposure at this site is limited.

In another proceeding, Louisiana Department of Environmental Quality,
Docket No. IE-0-91-0001, KCSR was named as a party in the alleged contamination of Capitol Lake in Baton Rouge, Louisiana. During 1994, the list of potentially responsible parties was significantly expanded to include the State of Louisiana, and the City and Parish of Baton Rouge, among others. Studies commissioned by KCSR indicate that contaminants contained in the lake were not generated by KCSR. Management and counsel do not believe this proceeding will have a material effect on KCSR.

KCSR is subject to potential liability in connection with a foundry site in Alexandria, Louisiana that was once owned through a former subsidiary and leased to a foundry operator. That operator, Ruston Foundry, is still operating at the site and, management believes, is required to indemnify
KCSR for environmental liabilities pursuant to our former lease agreement.
The site is on the CERCLA National Priorities List, and potential cleanup costs are substantial. KCSR does not possess sufficient information to precisely assess its exposure, although, based on experience with such matters, the existence of other potential defendants, and Ruston Foundry's indemnification obligations, management does not expect costs associated with this site to materially affect KCSR.

In addition to these matters, the Mississippi Department of Environmental
Quality ("MDEQ") initiated a demand on all railroads operating in Mississippi to clean up their refueling facilities and investigate any soil and groundwater impacts resulting from past refueling activities. KCSR has six facilities located in Mississippi. KCSR has developed a plan, together with the State of Mississippi, that management believes will satisfy the MDEQ's initiative. Estimated costs to complete the studies and expected remediation have been provided for in the consolidated financial statements and are not expected to have a material impact on KCSR's consolidated results of operations or financial position.

The Illinois Environmental Protection Agency ("IEPA") has sued Gateway
Western for alleged violations of state environmental laws relating to the 1997 spill of 18,000 gallons of methyl isobutyl carbinol from a tank car in Gateway Western's East St. Louis yard. Remediation continues and progress is reported to the IEPA on a quarterly basis and will continue until IEPA clean-up standards have been achieved. The estimated costs for remediation have been provided for in our consolidated financial statements. The parties reached a tentative negotiated settlement of the lawsuit in November 1998, which provides that Gateway Western pay a penalty and further, that it fund a Supplemental Environmental Project in St. Claire
County, Illinois. The cleanup costs and the settlement of the lawsuit are not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

Finally, the Company is investigating and remediating contamination associated with historical roundhouse and fueling operations at Gateway
Western yards located in East St. Louis, Illinois, Venice, Illinois, Kansas
City, Missouri and Mexico, Missouri.  Also, in connection with a program begun in 1993 to remove all underground storage tanks from Gateway Western properties, the Company is conducting investigation and cleanup activities at several sites. Management does not expect costs relating to these activities to materially affect the Company.

The Company has recorded liabilities with respect to various environmental issues, which represent its best estimates of remediation and restoration costs that may be required to comply with present laws and regulations. At
December 31, 2000, 1999 and 1998 these recorded liabilities were not material. Although these costs cannot be predicted with certainty, management believes that the ultimate outcome of identified matters will not have a material adverse effect on the Company's consolidated results of operations, financial condition or cash flows.


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


Inflation. Inflation has not had a significant impact on the Company's operations in the past three years. Recent increases in fuel prices, however, impacted our operating results in 2000. During the two-year period ended December 31, 1999, locomotive fuel expenses represented an average of 6.9% of KCSR/Gateway Western's combined total operating costs compared to 9.7% in 2000. Generally accepted accounting principles require the use of historical costs. Replacement cost and related depreciation expense of the Company's property would be substantially higher than the historical costs reported. Any increase in expenses from these fixed costs, coupled with variable cost increases due to significant inflation, would be difficult to recover through price increases given the competitive environments of the Company's principal subsidiaries. See "Foreign
Exchange Matters" above with respect to inflation in Mexico.













Item 7(A).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company utilizes various financial instruments that entail certain inherent market risks. Generally, these instruments have not been entered into for trading purposes. The following information, together with information included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 11 to the Company's consolidated financial statements in this Form 10-K, describe the key aspects of certain financial instruments which have market risk to the Company.

Interest Rate Sensitivity

The Company's floating-rate indebtedness totaled $400 million and $278 million at December 31, 2000 and 1999, respectively. The KCS Credit
Facilities, comprised of different tranches and types of indebtedness, accrue interest based on target interest indexes (e.g., LIBOR, federal funds rate, etc.) plus an applicable spread, as set forth in the respective agreement. Due to the high percentage of variable rate debt associated with the restructuring of the debt, the Company is more sensitive to fluctuations in interest rates than in recent years.

A hypothetical 100 basis points increase in each of the respective target interest indexes would result in additional interest expense of approximately $2.9 million on an annualized basis for the floating-rate instruments outstanding as of December 31, 2000. Assuming the $750 million
KCS Credit Facilities had been entered into on January 1, 1999 and the full amount of these facilities were borrowed on that date and remained outstanding throughout the year, a 100 basis points increase in interest rates would have resulted in additional interest expense of approximately
$7 million in 1999.

Based upon the borrowing rates available to KCSI and its subsidiaries for indebtedness with similar terms and average maturities the fair value of long-term debt after consideration of the January 11, 2000 transaction was approximately $685 million at December 31, 2000 and $766 million at December 31, 1999. The fair value of long-term debt was $867 million at December 31, 1998.

Certain provisions of the KCS Credit Facility require the Company to manage its interest rate risk exposure through the use of hedging instruments for a portion of its outstanding borrowings. Accordingly, in 2000 the Company entered into five separate interest rate cap agreements for an aggregate notional amount of $200 million expiring on various dates in 2002. The interest rate caps are linked to LIBOR. $100 million of the aggregate notional amount is limited to an interest rate of 7.25% plus the applicable spread, while $100 million is limited to an interest rate of 7% plus the applicable spread. Counterparties to the interest rate cap agreements are major financial institutions who are also participants in the New Credit
Facilities. Credit loss from counterparty non-performance is not anticipated. There were no interest rate cap or swap agreements in place at December 31, 1999. See "Management's Discussion and Analysis of
Financial Condition and Results of Operations - Other- Financial
Instruments and Purchase Commitments" and "Derivative Instruments."


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

At December 31, 2000 KCSR had purchase commitments for approximately 12.6% of budgeted gallons of fuel for 2001 at an average price of $0.71 per gallon. There were no diesel fuel cap transactions at December 31, 2000.
At December 31, 1999, the Company had no outstanding diesel fuel purchase commitments for 2000. At December 31, 1999, the Company had two diesel fuel cap transactions for a total of six million gallons (approximately 10% of expected 2000 usage) at a cap price of $0.60 per gallon. These cap transactions expired on March 31, 2000 and June 30, 2000. The contract prices do not include taxes, transportation costs or other incremental fuel handling costs. See "Management's Discussion and Analysis of Financial
Condition and Results of Operations - Other-Financial Instruments and
Purchase Commitments" and Derivative Instruments."

The unrecognized gain related to the diesel fuel purchase commitments approximated $1.1 million at December 31, 2000 compared to an unrecognized gain related to the diesel fuel cap transactions (based on the average price of heating oil #2) of approximately $0.6 million at December 31, 1999.

At December 31, 2000, the Company held fuel inventories for use in normal operations. These inventories were not material to the Company's overall financial position. Fuel costs for 2001 are expected to continue to mirror market conditions.


Foreign Exchange Sensitivity
The Company owns an approximate 37% interest in Grupo TFM, incorporated in Mexico. In connection with this investment, matters arise with respect to financial accounting and reporting for foreign currency transactions and for translating foreign currency financial statements into U.S. dollars.
Therefore, the Company has exposure to fluctuations in the value of the Mexican peso.

While not currently utilizing foreign currency instruments to hedge the Company's U.S. dollar investment in Grupo TFM, the Company continues to evaluate existing alternatives as market conditions and exchange rates fluctuate.


















Item 8.     Financial Statements and Supplementary Data

Index to Financial Statements
                                                                       Page

Management Report on Responsibility for Financial Reporting............  60

Financial Statements:

   Report of Independent Accountants...................................  61
   Consolidated Statements of Income
     for the three years ended December 31, 2000.......................  62
   Consolidated Balance Sheets at December 31, 2000
     1999 and 1998.....................................................  63
   Consolidated Statements of Cash Flows for the three
     years ended December 31, 2000.....................................  64
   Consolidated Statements of Changes in Stockholders'
     Equity for the three years ended December 31, 2000................  65
   Notes to Consolidated Financial Statements..........................  66

Financial Statement Schedules:

   All schedules are omitted because they are not applicable, are insignificant or the required information is shown in the consolidated financial statements or notes thereto.

   Grupo TFM's Financial Statements for the years ended December 31, 2000,
   1999 and 1998, which will be filed no later than 180 days after December
   31, 2000, are hereby incorporated by reference.
















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

The Company's financial statements have been audited by PricewaterhouseCoopers LLP, independent accountants, whose selection was ratified by the stockholders. Management has made available to PricewaterhouseCoopers LLP all of the Company's financial records and related data, as well as the minutes of shareholders' and directors' meetings. Furthermore, management believes that all representations made to PricewaterhouseCoopers LLP during its audit were valid and appropriate.

The Company has a formalized system of internal accounting controls designed to provide reasonable assurance that assets are safeguarded and that its financial records are reliable. Management monitors the system for compliance, and the Company's internal auditors review and evaluate both internal accounting and operating controls and recommend possible improvements thereto. In addition, as part of their audit of the consolidated financial statements, PricewaterhouseCoopers LLP, review and test the internal accounting controls on a selective basis to establish the extent of their reliance thereon in determining the nature, extent and timing of audit tests to be applied. The internal audit staff coordinates with PricewaterhouseCoopers LLP on the annual audit of the Company's financial statements.

The Board of Directors pursues its oversight role in the area of financial reporting and internal accounting control through its Audit Committee.
This committee, composed solely of qualified non-management directors, meets regularly with PricewaterhouseCoopers LLP, management and internal auditors to monitor the proper discharge of responsibilities relative to internal accounting controls and to evaluate the quality of external financial reporting. Both PricewaterhouseCoopers LLP and internal auditors have full and free access to this committee.



/s/ Michael R. Haverty
Michael R. Haverty
Chairman, President & Chief Executive Officer


/s/ Robert H. Berry
Robert H. Berry
Senior Vice President & Chief Financial Officer








Report of Independent Accountants

To the Board of Directors and Stockholders of Kansas City Southern Industries, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Kansas City Southern Industries, Inc. and its subsidiaries at December 31, 2000, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Kansas City, Missouri
March 22, 2001











                    KANSAS CITY SOUTHERN INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                           Years Ended December 31
                Dollars in Millions, Except per Share Amounts

                                           2000        1999         1998
                                        ---------    ---------    --------
Revenues                                $   572.2    $   601.4    $  613.5
Costs and expenses
   Salaries, wages and benefits             197.8        206.0       190.7
   Purchased services                        59.8         64.0        58.4
   Depreciation and amortization             56.1         56.9        56.7
   Operating leases                          48.9         44.0        48.0
   Fuel                                      48.1         34.2        33.5
   Other                                    103.7        132.2       108.0
                                        ---------    ---------    --------
Total costs and expenses                    514.4        537.3       495.3
                                        ---------    ---------    --------

Operating income                             57.8         64.1       118.2

Equity in net earnings (losses)
  of unconsolidated affiliates:
   Grupo TFM                                 21.6          1.5        (3.2)
   Other                                      2.2          3.7         0.3
Interest expense                            (65.8)       (57.4)      (59.6)
Other, net                                    6.0          5.3         9.4
                                        ---------    ---------    --------
Income from continuing operations before
   income taxes                              21.8         17.2        65.1

Income tax provision (benefit) (Note 8)      (3.6)         7.0        27.1

Income from continuing operations            25.4         10.2        38.0

Income from discontinued operations,
 (net of income taxes of $233.3,
  $216.1 and 103.7, respectively)           363.8        313.1       152.2
                                        ---------    ---------    --------
Income before extraordinary item            389.2        323.3       190.2

Extraordinary item, net of income taxes
  Debt retirement costs - KCSI               (7.0)         -           -
  Debt retirement costs - Grupo TFM          (1.7)         -           -
                                        ---------    ---------    --------
Net  income                             $   380.5    $   323.3    $  190.2
                                        =========    =========    ========
Per Share Data (Note 2):
Basic earnings per share:
  Continuing operations                 $    0.44    $    0.18    $   0.69
  Discontinued operations                    6.42         5.68        2.78
                                        ---------    ---------    --------
Basic earnings per share before
 extraordinary item                          6.86         5.86        3.47
   Extraordinary item                        (.15)        -           -
                                        ---------    ---------    --------
      Total                             $    6.71    $    5.86    $   3.47
                                        =========    =========    ========
Diluted earnings per share:
  Continuing operations                 $    0.43    $    0.17    $   0.67
  Discontinued operations                    6.14         5.40        2.65
Diluted earnings per share before
  extraordinary item                         6.57         5.57        3.32
   Extraordinary item                        (.15)        -           -
                                        ---------    ---------    --------
      Total                             $    6.42    $    5.57    $   3.32
                                        =========    =========    ========

Weighted average common shares outstanding (in thousands):
   Basic                                   56,650       55,142      54,610
   Dilutive potential common shares         1,740        1,883       1,920
                                        ---------    ---------    --------
   Diluted                                 58,390       57,025      56,530

Dividends per share
   Preferred                            $    1.00 $   $   1.00    $   1.00
   Common                               $    -        $    .32    $    .32
          See accompanying notes to consolidated financial statements.

                     KANSAS CITY SOUTHERN INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 at December 31
                 Dollars in Millions, Except per Share Amounts

                                                        2000         1999         1998
                                                      -------       -------     -------
ASSETS

Current Assets:
   Cash and equivalents                              $   21.5      $   11.9    $    5.6
   Accounts receivable, net (Note 6)                    135.0         132.2       131.8
   Inventories                                           34.0          40.5        47.0
   Other current assets (Note 6)                         25.9          23.9        25.8
                                                      -------       -------     -------
       Total current assets                             216.4         208.5       210.2

Investments held for operating purposes (Notes 3, 5)    358.2         337.1       327.9

Properties, net (Note 6)                              1,327.8       1,277.4     1,229.3

Intangibles and Other Assets, net                        42.1          34.4        29.4

Net Assets of Discontinued Operations (Note 3)            -           814.6       540.2
                                                      -------       -------     -------
   Total assets                                     $ 1,944.5     $ 2,672.0  $  2,337.0
                                                    =========     =========  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Debt due within one year (Note 7)                $    36.2     $    10.9  $     10.7
   Accounts and wages payable                            52.9          74.8        64.1
   Accrued liabilities (Note 6)                         159.9         168.5       133.7
                                                      -------       -------     -------
      Total current liabilities                         249.0         254.2       208.5
                                                      -------       -------     -------

Other Liabilities:
   Long-term debt (Note 7)                              638.4        750.0        825.6
   Deferred income taxes (Note 8)                       332.2        297.4        285.2
   Other deferred credits                                81.5         87.3         86.5
   Commitments and contingencies
     (Notes 3, 7, 8, 11, 12)
                                                      -------       -------     -------
      Total other liabilities                         1,052.1       1,134.7     1,197.3
                                                      -------       -------     -------

Stockholders' Equity (Notes 2, 3, 4, 7, 9):
   $25 par, 4% noncumulative, Preferred stock             6.1           6.1         6.1
   $.01 par, Common stock                                 0.6           1.1         1.1
   Retained earnings                                    636.7       1,167.0       849.1
   Accumulated other comprehensive income                 -           108.9        74.9
                                                      -------       -------     -------
      Total stockholders' equity                        643.4       1,283.1       931.2
                                                      -------       -------     -------
   Total liabilities and stockholders' equity       $ 1,944.5     $ 2,672.0   $ 2,337.0
                                                    =========     =========   =========

           See accompanying notes to consolidated financial statements.

                     KANSAS CITY SOUTHERN INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years Ended December 31
                              Dollars in Millions

                                                       2000         1999          1998
                                                    --------     --------      --------
CASH FLOWS PROVIDED BY (USED FOR):

Operating Activities:

Net income                                         $   380.5     $  323.3      $  190.2
Adjustments to net income:
   Income from discontinued operations                (363.8)      (313.1)       (152.2)
   Depreciation and amortization                        56.1         56.9          56.7
   Deferred income taxes                                23.1          9.8          35.5
   Equity in undistributed earnings of
     unconsolidated affiliates                         (23.8)        (5.2)          2.9
   Distributions from unconsolidated affiliates          5.0          -             5.0
   Transfer from Stillwell Financial Inc.                -           56.6           4.2
   Gain on sale of assets                               (3.4)        (0.6)         (5.7)
Tax benefit associated with exercised
   stock options                                         9.3          6.4          12.2
Extraordinary item, net of tax                           7.5          -             -
Changes in working capital items:
   Accounts receivable                                  (2.8)        (0.4)         (8.5)
   Inventories                                           6.5          6.5          (8.6)
   Other current assets                                  4.2         (2.1)         (2.9)
   Accounts and wages payable                          (15.7)         4.5           4.6
   Accrued liabilities                                  (6.5)        41.2           6.8
Other, net                                               1.0         (5.8)          1.4
                                                    --------     --------      --------
   Net                                                  77.2        178.0         141.6
                                                    --------     --------      --------

Investing Activities:
Property acquisitions                                 (104.5)      (106.2)        (69.9)
Proceeds from disposal of property                       5.5          2.8           8.4
Investments in and loans with affiliates                (4.2)        12.7          (0.7)
Other, net                                               1.4         (6.5)          0.7
                                                    --------     --------      --------
   Net                                                (101.8)       (97.2)        (61.5)
                                                    --------     --------      --------
Financing Activities:
Proceeds from issuance of long-term debt             1,052.0         21.8         151.7
Repayment of long-term debt                         (1,015.4)       (97.5)       (232.0)
Debt issue costs                                       (17.6)        (4.2)          -
Proceeds from stock plans                               17.9         37.0          17.9
Stock repurchased                                        -          (24.6)          -
Cash dividends paid                                     (4.8)       (17.6)        (17.8)
Other, net                                               2.1         10.6           0.8
                                                    --------     --------      --------
   Net                                                  34.2        (74.5)        (79.4)
                                                    --------     --------      --------

Cash and Equivalents:
Net increase                                             9.6          6.3           0.7
At beginning of year                                    11.9          5.6           4.9
                                                    --------     --------      --------
At end of year (Note 4)                            $    21.5    $    11.9     $     5.6
                                                   =========    =========     =========

          See accompanying notes to consolidated financial statements.


                    KANSAS CITY SOUTHERN INDUSTRIES, INC.
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                Dollars in Millions, Except per Share Amounts

                                          $1 Par                            Accumulated
                             $25 Par      Series B   $.01 Par                 other         Shares
                             Preferred    Preferred   Common     Retained   Comprehensive    held
                              Stock        stock       stock     earnings      income       In trust    Total
                              --------     --------   --------   --------    --------       --------   --------

Balance at December 31, 1997     $ 6.1        $ 1.0      $ 1.1    $ 839.3      $ 50.8        $(200.0)   $ 698.3
Comprehensive income:
  Net income                                                        190.2
  Net unrealized gain on
   investments                                                                   24.3
    Less: Reclassification
     adjustment for gains
     included in net income                                                      (0.2)
Comprehensive income                                                                                      214.3
Dividends                                                           (17.7)                                (17.7)
Stock plan shares issued from treasury                                3.0                                   3.0
Stock issued in acquisition                                           3.2                                   3.2
Options exercised and stock                                          30.1                                  30.1
subscribed
Termination of shares held in trust           (1.0)                (199.0)                     200.0
                              --------      --------   --------  --------    --------       --------   --------
Balance at December 31, 1998       6.1                      1.1     849.1        74.9                    931.2
Comprehensive income:
  Net income                                                        323.3
  Net unrealized gain on
     investments                                                                 39.3
   Less: Reclassification
     adjustment for gains
     included in net income                                                      (4.4)
  Foreign currency translation
     adjustment                                                                  (0.9)
Comprehensive income                                                                                      357.3
Dividends                                                           (17.9)                                (17.9)
Stock repurchased                                                   (24.6)                                (24.6)
Options exercised and stock subscribed                               37.1                                  37.1
                              --------      --------   --------  --------     --------      --------   --------
Balance at  December 31, 1999      6.1                      1.1   1,167.0        108.9                  1,283.1

Comprehensive income:
  Net income                                                        380.5
  Net unrealized gain on
      investments                                                     5.9
   Less: Reclassification
      adjustment for gains                                                       (1.1)
      included in net income
  Foreign currency
     translation adjustment                                                      (2.6)
Comprehensive income                                                                                      382.7
Spin-off of Stillwell                                              (954.1)     (111.1)                 (1,065.2)
Financial Inc.
1-for-2 reverse stock split                                (0.5)      0.5
Dividends                                                            (0.2)                                 (0.2)
Stock plan shares issued                                              6.3                                   6.3
from treasury
Options exercised and stock subscribed                               36.7                                  36.7
                              --------      --------   --------  --------     --------      --------   --------
Balance at  December 31, 2000 $    6.1      $          $    0.6  $  636.7     $             $          $  643.4
                              ========      ========   ========  ========     ========      ========   ========

 See accompanying notes to consolidated financial statements.

                    KANSAS CITY SOUTHERN INDUSTRIES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of the Business

Kansas City Southern Industries, Inc. ("Company" or "KCSI"'), a Delaware Corporation organized in 1962, is a holding company with principal operations in rail transportation. On July 12, 2000 KCSI completed its spin-off of Stilwell Financial Inc. ("Stilwell"), the Company's former wholly-owned financial services subsidiary.

Spin-off of Stilwell and related events

On June 14, 2000 KCSI's Board of Directors approved the spin-off of Stilwell. KCSI completed its spin-off of Stilwell through a special dividend of Stilwell common stock distributed to KCSI common stockholders of record on June 28, 2000 ("Spin-off").

As of the date of the spin-off, Stilwell was comprised of Janus Capital Corporation, an approximate 81.5% owned subsidiary; Berger LLC, an approximate 88% owned subsidiary; Nelson Money Managers Plc, an 80% owned subsidiary; DST Systems, Inc., an equity investment in which Stilwell holds an approximate 32% interest; and miscellaneous other financial services subsidiaries and equity investments.

The Spin-off occurred after the close of business of the New York Stock Exchange on July 12, 2000, and each KCSI stockholder received two shares of the common stock of Stilwell for every one share of KCSI common stock owned on the record date. The total number of Stilwell shares distributed was 222,999,786.

As previously disclosed, on July 9, 1999, KCSI received a tax ruling from the Internal Revenue Service ("IRS") which states that for United States federal income tax purposes the Spin-off qualifies as a tax-free distribution under Section 355 of the Internal Revenue Code of 1986, as amended. Additionally, in February 2000, the Company received a favorable supplementary tax ruling from the IRS to the effect that the assumption of $125 million of KCSI indebtedness by Stilwell (in connection with the Company's re-capitalization of its debt structure as discussed in Note 7) would have no effect on the previously issued tax ruling.

Also on July 12, 2000, KCSI completed a reverse stock split whereby every two shares of KCSI common stock was converted into one share of KCSI common stock. All periods presented in the accompanying consolidated financial statements reflect this one-for-two reverse stock split, which had previously been approved by KCSI common stockholders.

As a result of the Spin-off, the accompanying consolidated financial statements for the year ended December 31, 2000 reflect the results of operations and cash flows of Stilwell as discontinued operations through the date of the Spin-off (July 12, 2000). Effective with the Spin-off, the net assets of Stilwell have been removed from the consolidated balance sheet. The accompanying consolidated financial statements as of December 31, 1999 and 1998, and for the years ended December 31, 1999 and 1998 reflect the financial position, results of operations and cash flows of Stilwell as discontinued operations. See Note 3.

Prior to the Spin-off, KCSI and Stilwell entered into various agreements for the purpose of governing certain of the limited ongoing relationships between KCSI and Stilwell during a transitional period following the Spin-off, including an intercompany agreement, a contribution agreement and a tax disaffiliation agreement.

Nature of operations. The Company is the holding company for all of the subsidiaries comprising the transportation operations. KCSI's principal subsidiaries and affiliates include:

    o The Kansas City Southern Railway Company ("KCSR"), a wholly-owned subsidiary of KCSI;

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

    o Mexrail, Inc. ("Mexrail"), a 49% owned unconsolidated affiliate of KCSR. Mexrail wholly owns The Texas Mexican Railway Company ("Tex Mex");

    o Southern Capital Corporation, LLC ("Southern Capital"), a 50% owned unconsolidated affiliate of KCSR; and

    o Panama Canal Railway Company ("PCRC"), an unconsolidated affiliate of which KCSR owns 50% of the common stock.

KCSI, along with its principal subsidiaries and joint ventures, owns and operates a rail network of approximately 6,000 miles of main and branch lines that link key commercial and industrial markets in the United States and Mexico. A strategic alliance with the Canadian National Railway Company ("CN") and Illinois Central Corporation ("IC") (collectively "CN/IC") and other marketing agreements have expanded its reach to comprise a contiguous rail network of approximately 25,000 miles of main and branch lines connecting Canada, the United States and Mexico.

KCSI's rail network connects shippers in the midwestern and eastern regions of the United States and Canada, including shippers utilizing Chicago and Kansas City--the two largest rail centers in the United States--with the largest industrial centers of Canada and Mexico, including Toronto, Edmonton, Mexico City and Monterrey. KCSI's rail system, through its core network, strategic alliances and marketing partnerships, interconnects with all Class I railroads in North America.

A summary of the Company's principal subsidiaries and affiliates is as follows:

Consolidated Rail Operations

The Kansas City Southern Railway Company. KCSR operates a Class I Common Carrier railroad system in the United States, on a North-South axis from the Midwest to the Gulf of Mexico and on an East-West axis from Meridian, Mississippi to Dallas, Texas. KCSR, which traces its origins to 1887, offers the shortest route between Kansas City and major port cities along the Gulf of Mexico in Louisiana, Mississippi and Texas. KCSR's customer base includes electric generating utilities and a wide range of companies in the chemical and petroleum industries, agricultural and mineral industries, paper and forest product industries, and intermodal and automotive product industries, among others. KCSR, in conjunction with the Norfolk Southern Corporation ("Norfolk Southern"), operates the most direct rail route (referred to as the "Meridian Speedway"), between the Atlanta, Georgia and Dallas, Texas rail gateways for rail traffic moving between the southeast and southwest regions of the United States. The "Meridian Speedway" also provides eastern shippers and other U.S. and Canadian railroads with an efficient connection to Mexican markets.

Gateway Western Railway Company. Gateway Western, a wholly-owned subsidiary of KCSR, operates a regional common carrier system which links Kansas City with East St. Louis and Springfield, Illinois (with limited haulage rights between Springfield and Chicago, Illinois). Gateway

Western provides key interchanges with the majority of other Class I railroads and like KCSR, serves customers in a wide range of industries.

Southwestern Electric Power Company ("SWEPCO") is the Company's only customer which accounted for more than 10% of revenues during the years ended December 31, 2000, 1999 and 1998, respectively. Revenues related to SWEPCO during these periods were $67.2, $75.9, $78.0 million, respectively.

KCSR and Gateway Western operations are subject to the regulatory jurisdiction of the Surface Transportation Board ("STB") within the Department of Transportation, various state regulatory agencies, and the Occupational Safety and Health Administration ("OSHA"). The STB has jurisdiction over interstate rates, routes, service, issuance of guarantee of securities, extension or abandonment of rail lines, and consolidation, merger or acquisition of control of rail common carriers. States regulate some aspects of rail operations with respect to health and safety and, in some instances, intrastate freight rates. OSHA has jurisdiction over certain health and safety features of railroad operations.

Unconsolidated Affiliates

Grupo TFM. Grupo TFM was formed in June 1996 to participate in the privatization of the Mexican railroad system. In December 1996, the Mexican Government awarded Grupo TFM the right to acquire an 80% interest (representing 100% of the unrestricted voting rights) in TFM for approximately 11.072 billion Mexican pesos (approximately $1.4 billion based on the U.S. dollar/Mexican peso exchange rate on the award date).
TFM holds a 50-year concession (with the option of a 50-year extension subject to certain conditions) to operate approximately 2,700 miles of track which directly link Mexico City and Monterrey (as well as Guadalajara through trackage rights) with the ports of Lazaro Cardenas, Veracruz and Tampico and the Mexican/United States border crossings of Nuevo Laredo-Laredo, Texas and Matamoros-Brownsville, Texas. TFM's route network provides the shortest connection to the major industrial and population areas of Mexico from midwestern and eastern points in the United States. TFM interchanges traffic with Tex Mex and the Union Pacific Railroad
("UP") at Laredo, Texas.

On June 23, 1997, Grupo TFM completed the acquisition of its 80% interest in TFM and began to record TFM's results of operations under the equity method of accounting. The Company accounts for its investment in Grupo TFM using the equity method of accounting. As of December 31, 2000, the Company owned 36.9% of Grupo TFM.

Mexrail, Inc. In November 1995, the Company purchased a 49% interest in Mexrail, which owns 100% of Tex Mex. Tex Mex and TFM operate the international rail traffic bridge at Laredo spanning the Rio Grande River. This bridge is a significant entry point for rail traffic between Mexico and the United States. Tex Mex also is comprised of a 521-mile rail network between Laredo and Beaumont, Texas (including 157 owned miles from Laredo to Corpus Christi, Texas and 364 miles, via trackage rights, from Corpus Christi to Houston and Beaumont, Texas). Tex Mex connects with KCSR via trackage rights at Beaumont, Texas, with TFM at Laredo, Texas (the single largest rail freight transfer point between the United States and Mexico), as well as with other Class I railroads at various locations. The Company accounts for its investment in Mexrail using the equity method of accounting.

Through Grupo TFM and Mexrail, both operated in partnership with Transportacion Maritima Mexicana, S.A. de C.V. ("TMM"), the Company has established a prominent position in the Mexican transportation market.

Southern Capital Corporation, LLC. In October 1996, the Company and GATX Capital Corporation ("GATX") completed the transactions for the formation and financing of a joint venture-Southern

Capital-to perform certain leasing and financing activities. Southern Capital's principal operations are the acquisition of locomotives and rolling stock and the leasing thereof to the Company and other rail entities. The Company holds a 50% interest in Southern Capital, which it accounts for using the equity method of accounting.

Panama Canal Railway Company. In January 1998, the Republic of Panama awarded KCSR and its joint venture partner, Mi-Jack Products, Inc. ("Mi-Jack"), the concession to reconstruct and operate the Panama Canal Railway Company ("PCRC"). The 47-mile railroad runs parallel to the Panama Canal and, upon reconstruction, will provide international shippers with an important complement to the Panama Canal. Reconstruction of PCRC's right-of-way is expected to be complete in 2001 with commercial operations to begin immediately thereafter. The Company owns 50% of the common stock of PCRC, which it accounts for using the equity method of accounting.

Panarail Tourism Company. During 2000, the Company and Mi-Jack formed a joint venture designed to operate and promote commuter and pleasure/tourist passenger service over the PCRC. Panarail is expected to commence operations in 2001, immediately following completion of the reconstruction of PCRC's tracks.

Other operations. The Company operates various entities in support of or as an adjunct to its principal rail subsidiaries/investments including: a petroleum coke bulk transfer facility, a captive insurance company, a cross tie and timber treating facility, a parking garage and various pieces of real estate adjacent to KCSR's right of way.


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

As a result of the Spin-off, the accompanying consolidated financial statements for each of the applicable periods presented reflect the financial position, results of operations and cash flows of Stilwell as discontinued operations.

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

Principles of Consolidation. The accompanying consolidated financial statements are presented using the accrual basis of accounting and generally include the Company and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The equity method of accounting is used for all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting interest; the cost method of accounting is generally used for investments of less than 20% voting interest.

Revenue Recognition. The Company recognizes freight revenue based upon the percentage of completion of a commodity movement. Other revenues, in general, are recognized when the product is shipped, as services are performed or contractual obligations fulfilled.

Cash Equivalents. Short-term liquid investments with an initial maturity of generally three months or less are considered cash equivalents.

Inventories.  Materials and supplies inventories are valued at average cost.

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

Depreciation is computed using composite straight-line rates for financial statement purposes. The Surface Transportation Board ("STB") approves the depreciation rates used by KCSR. KCSR evaluates depreciation rates for properties and equipment and implements approved rates. Periodic revisions of rates have not had a material effect on operating results. Depreciation for other consolidated subsidiaries is computed based on the asset value in excess of estimated salvage value using the straight-line method over the estimated useful lives of the assets. Accelerated depreciation is used for income tax purposes. The ranges of annual depreciation rates for financial statement purposes are:

    Road and structures                        1%  -   20%
    Rolling stock and equipment                1%  -   24%
    Other equipment                            1%  -   33%
    Capitalized leases                         3%  -   20%

Long-lived assets. In accordance with Statement of Financial Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121"), the Company periodically evaluates the recoverability of its operating properties. The measurement of possible impairment is based primarily on the ability to recover the carrying value of the asset from expected future operating cash flows of the assets on a discounted basis.

Intangibles. Intangibles principally represent the excess of cost over the fair value of net underlying assets of acquired companies using purchase accounting and are amortized using the straight-line method (principally over 40 years). On a periodic basis, the Company reviews the recoverability of goodwill and other intangibles by comparing the related carrying value to its fair value.

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

Computer Software Costs. Costs incurred in conjunction with the purchase or development of computer software for internal use are accounted for in accordance with American Institute of Certified Public Accountant's Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which was adopted by the Company in 1998. Costs incurred in the preliminary project stage, as well as training and maintenance costs, are expensed as incurred. Direct and indirect costs associated with the application development stage of internal use software are capitalized until such time that the software is substantially complete and ready for its intended use. Capitalized costs are amortized on a straight line basis over the useful life of the software. As of December 31, 2000, approximately $49 million has been capitalized for a new transportation operating system expected to be implemented in April 2001.

Derivative Financial Instruments. The Company follows the requirements outlined in Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation" ("SFAS 52"), and related authoritative guidance. Accordingly, gains and losses related to hedges of the Company's investment in Grupo TFM were deferred and recognized as adjustments to the carrying amount of the investment when the hedged transaction occurred.

Any gains and losses qualifying as hedges of existing assets or liabilities are included in the carrying amounts of those assets or liabilities and are ultimately recognized in income as part of those carrying amounts. Any gains or losses on derivative contracts that do not qualify as hedges are recognized currently as other income. Gains and losses on hedges are reflected in operating activities in the statement of cash flows. See New Accounting Pronouncement below.

See Note 11 for additional information with respect to derivative financial instruments and purchase commitments.

Fair Value of Financial Instruments. Statement of Financial Accounting Standards No. 107 "Disclosures About Fair Value of Financial Instruments" ("SFAS 107") requires an entity to disclose the fair value of its financial instruments. The Company's financial instruments include cash and cash equivalents, accounts receivable, lease and contract receivables, accounts payable and long-term debt. In accordance with SFAS 107, lease financing and contracts that are accounted for under Statement of Financial Accounting Standards No. 13 "Accounting for Leases," are excluded from fair value presentation.

The carrying value of the Company's cash equivalents approximate their fair values due to their short-term nature. Carrying value approximates fair value for all financial instruments with six months or less to re-pricing or maturity and for financial instruments with variable interest rates.
The Company approximates the fair value of long-term debt based upon borrowing rates available at the reporting date for indebtedness with similar terms and average maturities.

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

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 was issued to clarify the application of APB 25 with respect to, among other issues: i) the definition of employee; ii) the criteria for determining whether a plan qualifies as a non-compensatory plan; iii) the accounting consequences of modifications to the terms of a previous fixed stock option grant; and iv) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 also addresses the treatment of stock options in the case of spin-off transactions and other equity restructuring. The adoption of FIN 44 during the third quarter of 2000 did not have a material impact on the Company's
results of operations, financial position or cash flows.   Additionally,
the provisions of FIN 44 relating to spin-off transactions are consistent with those of the Emerging Issues Task Force of the Financial Accounting Standards Board ("EITF") in its Issue No. 90-9, "Changes to Fixed
Employee Stock Option Plans as a Result of Equity Restructuring" ("EITF 90-9"), and, therefore, FIN 44 did not result in any changes in the Company's accounting for stock transactions relating to the Spin-off. See
Note 1.

All shares held in the Employee Stock Ownership Plan ("ESOP") are treated as outstanding for purposes of computing the Company's earnings per share. See additional information on the ESOP in Note 10.

Earnings Per Share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed giving effect to all dilutive potential common shares that were outstanding during the period (i.e., the denominator used in the basic calculation is increased to include the number of additional common shares that would have been outstanding if the dilutive potential shares had been issued). SFAS 128 requires the Company to present basic and diluted per share amounts for income (loss) from continuing operations and for net income (loss) on the face of the statements of income.

The effect of stock options to employees represent the only difference between the weighted average shares used for the basic computation compared to the diluted computation. The total incremental shares from assumed conversion of stock options included in the computation of diluted earnings per share were 1,739,982, 1,883,286 and 1,920,167 for the years ended December 31, 2000, 1999 and 1998, respectively. The weighted average of options to purchase 18,207, 44,438 and 137,170 shares in 2000, 1999 and 1998, respectively, were excluded from the diluted earnings per share computation because the exercise prices were greater than the respective average market price of the common shares.

The only adjustments that currently affect the numerator of the Company's diluted earnings per share computation include preferred dividends and potentially dilutive securities at certain subsidiaries and affiliates. Adjustments related to potentially dilutive securities totaled $5.4, $4.8 and $2.3 million for the years ended December 31, 2000, 1999 and 1998, respectively. These adjustments relate to securities at certain Stilwell subsidiaries and affiliates and affect the diluted earnings per share from discontinued operations computation in the applicable periods presented. Preferred dividends are the only adjustments that affect the
numerator  of  the  diluted  earnings  per  share  from  continuing   operations
computation. Adjustments related to preferred dividends were not material for the periods presented.

Stockholders' Equity. Information regarding the Company's capital stock at December 31, 2000, 1999 and 1998 follows:
                                                 Shares                  Shares
                                                Authorized               Issued
                                               -----------           -----------
  $25 Par, 4% noncumulative, Preferred stock       840,000               649,736
  $1 Par, Preferred stock                        2,000,000                  None
  $1 Par, Series A, Preferred stock                150,000                  None
  $1 Par, Series B convertible, Preferred stock  1,000,000                  None
  $.01 Par, Common stock                       400,000,000            73,369,116

The Company's stockholders approved a one-for-two reverse stock split at a special stockholders' meeting held on July 15, 1998. On July 12, 2000, KCSI completed a reverse stock split whereby every two shares of KCSI common stock were converted into one share of KCSI common stock. All share and per share data reflect this split. See Note 1.

Shares outstanding are as follows at December 31, (in thousands):

                                                     2000     1999      1998
                                                   ------   ------    ------
    $25 Par, 4% noncumulative, Preferred stock        242      242       242
    $.01 Par, Common stock                         58,140   55,287    54,908

Comprehensive Income. The Company's other comprehensive income consists primarily of its proportionate share of unrealized gains and losses relating to investments held by certain subsidiaries and affiliates of Stilwell (discontinued operations) as "available for sale" securities as defined by Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). The Company records its proportionate share of any unrealized gains or losses related to these investments, net of deferred income taxes, in stockholders' equity as accumulated other comprehensive income. The unrealized gain related to these investments increased $5.9 million, $39.3 million and $24.3 million, net of deferred taxes for the years ended December 31, 2000, 1999 and 1998, respectively. Subsequent to the Spin-off the Company does not expect to hold investments that are accounted for as "available for sale" securities.

Postretirement benefits. The Company provides certain medical, life and other postretirement benefits to certain retirees. The costs of such benefits are expensed over the estimated period of employment.

Environmental liabilities. The Company records liabilities for remediation and restoration costs related to past activities when the Company's obligation is probable and the costs can be reasonably estimated. Costs of ongoing compliance activities to current operations are expensed as incurred. As of December 31, 2000, 1999 and 1998, liabilities for environmental remediation are not material.

New Accounting Pronouncements.
Statement of Financial Accounting Standards No. 133.  In June 1998, the
FASB issued Statement of Financial Accounting Standards No. 133
"Accounting for Derivative Instruments and Hedging Activities" ("SFAS
133").  SFAS 133 establishes accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that all derivatives be recorded on the balance sheet as
either assets or liabilities measured at fair value. Changes in the fair value of the derivatives are recorded as either current earnings or other comprehensive income, depending on the type of hedge transaction. The Company implemented the provisions of SFAS 133 on January 1, 2001. For fair value hedge transactions in which the Company would hedge changes in the fair value of an asset, liability or an unrecognized firm commitment, changes in the fair value of the derivative instrument would generally be offset in the income statement by changes in the hedged item's fair value. For cash flow hedge transactions in which the Company hedges the variability of cash flows related to a variable rate asset, liability or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income to the extent it offsets changes in cash flows related to the variable rate asset, liability or forecasted transaction, with the difference reported in current earnings. Gains and losses on the derivative instrument reported in other comprehensive income will be reclassified to earnings in the periods in which earnings are impacted by the variability of the cash flow of the hedged item. The ineffective portion of all hedge transactions will be recognized in the current period.

Based on fuel and interest rate hedging instruments outstanding at December 31, 2000, the impact of the implementation of SFAS 133 will result in a charge of $0.6 million recorded as a cumulative effect of an accounting change in the first quarter of 2001. This amount represents the ineffective portion of interest rate hedging instruments. Additionally, a $0.1 million charge will be recorded as a cumulative effect of an accounting change to accumulated other comprehensive income during first quarter 2001 related to the effective portion of fuel hedging instruments.


EITF Issue No. 99-19. The Emerging Issues Task Force of the FASB issued EITF Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" ("EITF 90-19"). EITF 99-19 provides guidance as to whether a company should report revenue based on (a) the gross amount billed to a customer because it has earned revenue from the sale of the goods or services or (b) the net amount retained because it has earned a commission or a fee. The adoption of EITF 99-19 did not change the Company's method for recording its revenues.


Note 3. Acquisitions and Dispositions

Spin-off of Stilwell.  On July 12, 2000,  KCSI  completed the  Spin-off.  See
Note 1.

Summarized financial information of the discontinued Stilwell businesses is as follows (in millions):

                                                      For the year ended
                                                          December 31,
                                                      ------------------
                                        1/1/00-
                                        7/12/00         1999     1998
                                       --------      --------  --------
Revenues                               $1,187.9      $1,212.3  $  670.8
Operating expenses                        646.2         694.0     390.2
                                       --------      --------  --------
Operating income                          541.7         518.3     280.6
Equity in earnings of unconsolidated
 affiliates                                37.0          46.7      25.8
Reduction in ownership of DST               -             -       (29.7)
Gain on litigation settlement              44.2           -         -
Gain on sale of Janus common stock         15.1           -         -
Interest expense and other, net            18.6          21.5      12.6
                                       --------      --------  --------
Pretax income                             656.6         586.5     289.3
Income tax provision                      233.3         216.1     103.7
Minority interest in consolidated earnings 59.5          57.3      33.4
                                       --------      --------  --------
Income from discontinued
   operations, net of income taxes       $363.8        $313.1    $152.2
                                       ========      ========  ========

                                                    December 31,
                                                  --------------------
                                                    1999        1998
                                                  --------    --------
Current assets                                     $ 525.0     $ 259.3
Total assets                                       1,231.5       822.9
Current liabilities                                  162.5        71.1
Total liabilities                                    359.6       248.4
Minority interest                                     57.3        34.3
Net assets of discontinued operations                814.6       540.2

    The following discusses certain agreements between KCSI and certain Janus stockholders. Subsequent to the Spin-off, these agreements and related provisions apply to Stilwell through assignment or through the agreement of Stilwell to meet KCSI's obligations under the agreements.

A stock purchase agreement with Thomas H. Bailey, the Chairman, President and Chief Executive Officer of Janus Capital Corporation ("Janus"), and another Janus stockholder (the "Janus Stock Purchase Agreement") and certain restriction agreements with other Janus minority stockholders contain, among other provisions, mandatory put rights whereby under certain circumstances, Stilwell would be required to purchase the minority interests of such Janus minority stockholders at a fair market value purchase price equal to fifteen times the net after-tax earnings of Janus over the period indicated in the relevant agreement or in some circumstances as determined by an independent appraisal. Under the Janus Stock Purchase Agreement, termination of Mr. Bailey's employment could require a purchase and sale of the Janus common stock held by him. If other minority holders terminated their employment, some or all of their shares also could be subject to mandatory purchase and sale provisions. Certain other minority holders who continue their employment also could exercise puts. The Janus Stock Purchase Agreement, and certain stock purchase agreements and restriction agreements with other minority stockholders that have not been assigned to Stilwell, also contain provisions whereby upon the occurrence of a Change in Ownership (as defined in such agreements) of KCSI (or Stilwell with respect to the Janus Stock Purchase Agreement), Stilwell may be required to purchase such holders' Janus stock. The fair market value price for such purchase or sale would be equal to fifteen times the net after-tax earnings of Janus over the period indicated in the relevant agreement or in some circumstances as determined by Janus' Stock Option Committee or as determined by an independent appraisal.

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

On January 26, 2001, Stilwell announced that it expected to purchase 600,000 shares of Janus common stock from Mr. Bailey under the terms and conditions of the Janus Stock Purchase Agreement. According to Stilwell management, the purchase price for these shares is expected to approximate $603 million and the purchase is expected to occur during the second quarter of 2001. KCSI believes, based on discussions with Stilwell management, that Stilwell has adequate financial resources available to fund this obligation. If Stilwell were unable to meet its obligation to purchase the shares of Janus common stock from Mr. Bailey KCSI would be required to purchase such shares. If KCSI were required to purchase those shares of Janus common stock, it would have a material effect on the Company's business, financial condition, results of operations and cash flows.

If all of the mandatory purchase and sale provisions and all the puts under all Janus minority stockholder agreements had been implemented as of December 31, 2000 (including those for Mr. Bailey as discussed above), and Stilwell had been obligated to purchase such shares, Stilwell management has indicated that Stilwell would have been required to pay approximately $1.42 billion as of December 31, 2000 (of which KCSI could have been ultimately responsible for approximately $1.25 billion at December 31, 2000, in the event Stilwell was unable to meet its obligations). These amounts totaled approximately $789 million at December 31, 1999 and approximately $447 million as of December 31, 1998. After giving effect to the expected purchase from Mr. Bailey and the completed purchase of certain shares from several minority stockholders, Stilwell would have been required to pay approximately $616 million assuming exercises as of December 31, 2000. In the future these amounts may be higher or lower depending on Janus' earnings, fair market value and the timing of the exercise. Payment for the purchase of the respective minority interests is to be made under the Janus Stock Purchase Agreement within 120 days after receiving notification of exercise of the put rights. Under the restriction agreements with certain other Janus minority stockholders, payment for the purchase of the respective minority interests is to be made 30 days after the later to occur of (i) receiving notification of exercise of the put rights or (ii) determination of the purchase price through the independent appraisal process.

Stilwell management has indicated that if Stilwell had been required to purchase the holders' Janus common stock (including the stock from Mr. Bailey as discussed above) after a Change in Ownership as of December 31, 2000 and 1999, the purchase price would have been approximately $1.67 billion and $899 million, respectively. KCSI could have been ultimately responsible for approximately $1.31 billion at December 31, 2000 in the event Stilwell was unable to meet its obligations. After giving effect to the expected purchase from Mr. Bailey and the completed purchase of certain shares from several minority stockholders, Stilwell would have been required to pay approximately $871 million assuming exercises as of December 31, 2000.

The Janus Stock Purchase Agreement, as amended, provides that so long as Mr. Bailey is a holder of at least 5% of the common stock of Janus and continues to be employed as President or Chairman of the Board of Janus (or, if he does not serve as President, James P. Craig, III serves as President and Chief Executive Officer or Co-Chief Executive Officer with Mr. Bailey), Mr. Bailey shall continue to establish and implement policy with respect to the investment advisory and portfolio management activity of Janus. The agreement also provides that, in furtherance of such objective, so long as both the ownership threshold and officer status conditions described above are satisfied Stilwell will vote its shares of Janus common stock to elect directors of Janus, at least the majority of whom are selected by Mr. Bailey, subject to Stilwell's approval, which approval may not be unreasonably withheld. The agreement further provides that any change in management philosophy, style or approach with respect to investment advisory and portfolio management policies of Janus shall be mutually agreed upon by Stilwell and Mr. Bailey.

On September 25, 2000, Mr. Craig left Janus to manage money for a new charitable foundation established by Mr. Craig and his wife. Mr. Craig had previously been identified as the successor to Mr. Bailey in the event that Mr. Bailey left Janus. Mr. Craig's responsibilities were assumed by Janus's Executive Investment Committee, a group formed by Mr. Craig over a year ago and comprised of several portfolio managers and Mr. Bailey. Stilwell has indicated that a revised succession plan has not yet been developed.

Stilwell does not believe Mr. Bailey's rights under the Janus Stock
Purchase Agreement are "substantive," within the meaning of Issue No.
96-16 of the Emerging Issues Task Force ("EITF 96-16"), of the FASB, because Stilwell can terminate those rights at any time by removing Mr.
Bailey as an officer of Janus. Stilwell also believes that the removal of Mr. Bailey would not result in significant harm to Stilwell based on the factors discussed below. Colorado law provides that removal of an officer of a Colorado corporation may be done directly by its stockholders if the corporation's bylaws so provide. While Janus' bylaws contain no such provision currently, Stilwell has indicated it has the ability to cause Janus to amend its bylaws to include such a provision. Under Colorado law, Stilwell has indicated it could take such action at an annual meeting of stockholders or make a demand for a special meeting of stockholders. Janus is required to hold a special stockholders' meeting upon demand from a holder of more than 10% of its common stock and to give notice of the meeting to all stockholders. If notice of the meeting is not given within 30 days of such a demand, the District Court is empowered to summarily order the holding of the meeting. As the holder of more than 80% of the common stock of Janus, Stilwell has stated that it has the requisite votes to compel a meeting and to obtain approval of the required actions at such a meeting.

KCSI has concluded, supported by an opinion of legal counsel rendered to Stilwell, that Stilwell could carry out the above steps to remove Mr. Bailey without breaching the Janus Stock Purchase Agreement and that if Mr. Bailey were to challenge his removal by instituting litigation, his sole remedy would be for damages and not injunctive relief and that Stilwell would likely prevail in that litigation.

Although Stilwell has the ability to remove Mr. Bailey, Stilwell has indicated that there is no present plan or intention to do so, as he is one of the persons regarded as most responsible for the success of Janus. The consequences of any removal of Mr. Bailey would depend upon the timing and circumstances of such removal. Mr. Bailey could be required to sell, and Stilwell could be required to purchase, his Janus common stock, unless he were terminated for cause. Certain other Janus minority stockholders would also be able, and, if they terminated employment, required, to sell to Stilwell their shares of Janus common stock. The amounts that Stilwell, or if Stilwell were unable to meet its obligations to purchase such shares, KCSI, would be required to pay in the event of such purchase and sale transactions could be material. As of December 31, 2000, such removal would have also resulted in acceleration of the vesting of a portion of the shares of restricted Janus common stock held by other minority stockholders having an approximate aggregate value of $44.8 million.

There may also be other consequences of removal that cannot be presently identified or quantified. For example, Mr. Bailey's removal could result in the loss of other valuable employees or clients of Janus. The likelihood of occurrence and the effects of any such employee or client departures cannot be predicted and may depend on the reasons for and circumstances of Mr. Bailey's removal. However, Stilwell believes that Janus would be able in such a situation to retain or attract talented employees because: (i) of Janus' prominence; (ii) Janus' compensation scale is at the upper end of its peer group; (iii) some or all of Mr. Bailey's repurchased Janus stock could be then available for sale or grants to other employees; and (iv) many key Janus employees must continue to be employed at Janus to become vested in currently unvested restricted stock valued in the aggregate (after considering additional vesting that would occur upon the termination of Mr. Bailey) at approximately $86.2 million as of December 31, 2000. In addition, notwithstanding any removal of Mr. Bailey, Stilwell would expect to continue its practice of encouraging autonomy by its subsidiaries and their boards of directors so that management of Janus would continue to have responsibility for Janus' day-to-day operations and investment advisory and portfolio management policies and, because it would continue that autonomy, Stilwell would expect many current Janus employees to remain with Janus.

With respect to clients, Janus' investment advisory contracts with its clients are terminable upon 60 days' notice and in the event of a change in control of Janus. Because of his rights under the Janus Stock Purchase Agreement, Mr. Bailey's departure, whether by removal, resignation or death, might be regarded as such a change in control. However, in view of Janus' investment record, Stilwell has concluded it is reasonable to expect that in such an event most of Janus' clients would renew their investment advisory contracts, requiring approval of fund shareowners and other advisory clients to obtain new agreements. This conclusion is reached because (i) Janus relies on a team approach to investment management and development of investment expertise, (ii)

Mr. Bailey has not served as a portfolio manager for any Janus fund for several years and (iii) Janus should be able to continue to attract talented portfolio managers. It is reasonable to expect that Janus' clients' reaction will depend on the circumstances, including, for example, how much of the Janus team remains in place and what investment advisory alternatives are available.

The Janus Stock Purchase Agreement and other agreements provide for rights of first refusal on the part of Janus minority stockholders, Janus, Stilwell and KCSI, with respect to certain sales of Janus stock. These agreements also require Stilwell or KCSI to purchase the shares of Janus minority stockholders in certain circumstances. In addition, in the event of a Change in Ownership of Stilwell, as defined in the Janus Stock Purchase Agreement, Stilwell may be required to sell its stock of Janus to the stockholders who are parties to such agreement or to purchase such holders' Janus stock. In the event Mr. Bailey was terminated for any reason within one year following a Change in Ownership, he would be entitled to a severance payment, amounting, at December 31, 2000, to approximately $2 million. Purchase and sales transactions under these agreements are to be made based upon a multiple of the net earnings of Janus and/or other fair market value determinations, as defined therein.


Panama Canal Railway Company. In January 1998, the Republic of Panama awarded KCSR and its joint venture partner, Mi-Jack Products, Inc., the concession to reconstruct and operate the PCRC. The 47-mile railroad runs parallel to the Panama Canal and, upon reconstruction, will provide international shippers with an important complement to the Panama Canal.
In November 1999, PCRC completed the financing arrangements for this project with the International Finance Corporation ("IFC"), a member of the World Bank Group. The financing is comprised of a $5 million investment from the IFC and senior loans with IFC in the aggregate amounts of up to $45 million. The investment of $5 million from the IFC is comprised of non-voting preferred shares, paying a 10% cumulative dividend. The preferred shares may be redeemed at the option of IFC any year after 2008 at the lower of i) a net cumulative internal rate of return of 30%, or
ii) eight-times the average of two consecutive years of earnings before interest, taxes, depreciation and amortization, determined in accordance with International Accounting Standards calculated in proportion to the IFC's percentage ownership in PCRC. Under certain limited conditions, the Company is a guarantor for up to $15 million of cash deficiencies associated with project completion. Additionally, if the Company or its partner terminate the concession contract without the consent of the IFC, the Company is a guarantor for up to 50% of the outstanding senior loans. The total cost of the reconstruction project is estimated to be $75 million with an equity commitment from KCSR not to exceed $16.5 million. Reconstruction of PCRC's right-of-way is expected to be complete in 2001 with commercial operations to begin immediately thereafter.


Note 4. Supplemental Cash Flow Disclosures

Supplemental Disclosures of Cash Flow Information.

                                                      2000         1999       1998
                                                     --------     --------   --------
Cash payments (refunds) (in millions):
  Interest  (includes $0.7, $1.5 and $7.9 million,
   respectively, related to Stilwell)                $   72.4     $  64.2    $   74.2

  Income taxes (includes $195.9, $142.9 and
   $83.1 million, respectively, related to Stilwell)    143.1       143.3        83.2

Non-cash Investing and Financing Activities.

The Company initiated the Twelfth Offering of KCSI common stock under the Employee Stock Purchase Plan ("ESPP") during 2000. Stock subscribed under the Twelfth Offering will be issued to employees in 2002 and paid for through employee payroll deductions in 2001. The Company did not initiate an offering of KCSI common stock under the ESPP during 1999. In connection with the Eleventh Offering of the ESPP (initiated in 1998), in 1999 the Company received approximately $6.3 million from employee payroll deductions for the purchase of KCSI common stock. This stock was issued to employees in January 2000.

During 1998, the Company issued 113,589 shares of KCSI common stock, respectively, under various offerings of the ESPP. These shares, totaling a purchase price of $3.0 million in 1998 were subscribed and paid for through employee payroll deductions in years preceding the issuance of stock.

During 1999 and 1998, the Company's Board of Directors declared a quarterly dividend totaling approximately $4.6 and $4.4 million, respectively, payable in January of the following year. The dividend declaration reduced retained earnings and established a liability at the end of each respective year. No cash outlay occurred until the subsequent year. During early 2000, the Company's Board of Directors announced that, based upon a review of the Company's dividend policy in conjunction with the KCS Credit Facilities discussed in Note 7 and in light of the anticipated Spin-off, it decided to suspend common stock dividends of KCSI under the then-existing structure of the Company. This action complies with the terms and covenants of the KCS Credit Facility. It is not anticipated that KCSI will make any cash dividend payments to its common stockholders for the foreseeable future.

In January 2000, KCSI borrowed $125 million under a $200 million 364-day senior unsecured competitive advance/revolving credit facility (the "Stilwell Credit Facility") to retire debt obligations as discussed in
Note 7. Stilwell assumed this credit facility and repaid the $125 million in March 2000. Upon such assumption, KCSI was released from all obligations, and Stilwell became the sole obligor, under the Stilwell Credit Facility. The Company's indebtedness decreased as a result of the assumption of this indebtedness by Stilwell.

In 2000, 1999 and 1998, the Company capitalized approximately $9 million, $4 million and $3 million of costs related to capital projects for which no cash outlay had yet occurred. These costs were included in accrued liabilities at December 31, 2000, 1999 and 1998, respectively.


Note 5. Investments

Investments held for operating purposes, which include investments in unconsolidated affiliates, are as follows (in millions):

                                  Percentage
                                  Ownership
Company Name                   December 31, 2000       Carrying Value
----------------               -----------------  ----------------------------
                                                    2000      1999      1998
                                                --------  --------  --------
Grupo TFM                             37%       $  306.0  $  286.5  $  285.1
Southern Capital                      50%           24.6      28.1      24.6
Mexrail                               49%           13.3      13.7      13.0
Other                                               14.3       8.8       5.2
                                                --------  --------  --------
   Total                                        $  358.2  $  337.1  $  327.9
                                                ========  ========  ========

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

TFM is a strategically important rail link to Mexico and the NAFTA corridor. TFM's rail lines are estimated to transport approximately 40% of Mexico's rail cargo and are located next to primary north/south truck routes. They directly link Mexico City and Monterrey, as well as Guadalajara (through trackage rights), with the ports of Lazaro Cardenas, Veracruz, Tampico, and the cities of Matamoros and Nuevo Laredo. Nuevo Laredo is a primary transportation gateway between Mexico and the United States. TFM connects in Laredo, Texas to the UP and Tex Mex. Tex Mex links with KCSR at Beaumont, Texas through trackage rights. With the KCSR and Tex Mex interchange at Beaumont, and through KCSR's connections with major rail carriers at various other points, the Company has developed a NAFTA rail system to participate in the economic integration of the North American marketplace.

On January 31, 1997, Grupo TFM paid the first installment of the purchase price (approximately $565 million based on the U.S. dollar/Mexican peso exchange rate) to the Government, representing approximately 40% of the purchase price. Grupo TFM funded the initial installment of the TFM purchase price through capital contributions from TMM and the Company. The Company contributed approximately $298 million to Grupo TFM, of which approximately $277 million was used by Grupo TFM as part of the initial installment payment. The Company financed this contribution using borrowings under then-existing lines of credit.

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

On or after October 31, 2003, the Mexican government has the option to sell its 20% interest in TFM (1) through a public offering or (2) to Grupo TFM at the initial share price paid by Grupo TFM plus interest computed at the Mexican Base Rate (the Unidades de Inversion ("UDI") published by Banco de Mexico). In the event that Grupo TFM does not purchase the Mexican government's 20% interest in TFM, the Mexican government may require the Company and TMM, or either the Company or TMM alone, to purchase its interest. The Company and TMM have cross indemnities in the event the Mexican government requires only the Company or TMM to purchase its interest. The cross indemnities allow the party required to purchase the Mexican government's interest to require the other party to purchase its pro rata portion of such interest. However, if the Company were required to purchase the Mexican government's interest in TFM and TMM could not meet its obligations under the cross-indemnity, then the Company would be obligated to pay the total purchase price for the Mexican government's interest.

In April 1997, the Company realized a $3.8 million pretax gain in connection with forward contracts entered into in first quarter 1997. This gain was deferred, and has been accounted for as a component of the Company's investment in Grupo TFM. These forward contracts were intended to hedge only a portion of the Company's exposure to foreign currency risk related to the final installment of the purchase price and not any other transactions or balances.

The Company and its subsidiary, KCSR, paid certain expenses on behalf of Grupo TFM during 1997. In addition, the Company has a management services agreement with Grupo TFM to provide certain consulting and management services. At December 31, 2000, $2.4 million is reflected as an account receivable in the Company's consolidated balance sheet.

At December 31, 2000, the Company's investment in Grupo TFM was approximately $306.0 million. The Company's interest in Grupo TFM is approximately 36.9% (with TMM and a TMM affiliate owning 38.5% and the Mexican Government owning the remaining 24.6%). The Company accounts for its investment in Grupo TFM under the equity method.

Southern Capital. In 1996, the Company and GATX completed the transaction for the formation and financing of a joint venture, Southern Capital, to perform certain leasing and financing activities. Concurrent with the formation of this joint venture, the Company entered into operating leases with Southern Capital for substantially all the locomotives and rolling stock contributed or sold to Southern Capital at rental rates which management believes reflect market conditions. KCSR paid Southern Capital $27.3, $27.0, and $25.1 million under these operating leases in 2000, 1999 and 1998, respectively. In connection with the formation of Southern Capital, the Company received cash that exceeded the net book value of assets contributed to the joint venture by approximately $44.1 million. Accordingly, this excess fair value over book value is being recognized as a reduction in lease rental expense over the terms of the leases (approximately $5.8, $5.6 and $4.4 million in 2000, 1999 and 1998, respectively). During 2000 and 1998, the Company received a dividend of $5.0 million from Southern Capital. No dividends were received from Southern Capital during 1999.

Additionally, prior to the sale of the loan portfolio (discussed below), the Company entered into agreements with Southern Capital to manage the loan portfolio assets held by Southern Capital, as well as to perform general administrative and accounting functions for the joint venture. Payments under these agreements were approximately $0.1, $0.5 and $1.7 million in 2000, 1999 and 1998, respectively. GATX also entered into an agreement to manage the rail portfolio assets, as well as to perform certain general and administrative services.

In April 1999, Southern Capital sold its loan portfolio assets (comprised primarily of finance receivables in the amusement and other non-rail transportation industries) to Textron Financial Corporation. The purchase price for these assets approximated $52.8 million resulting in a gain of approximately $2.7 million. The proceeds from the sale were used to reduce outstanding indebtedness of the joint venture as mandated by its loan agreement.

Mexrail, Inc. In November 1995, the Company purchased a 49% interest in Mexrail, which owns 100% of Tex Mex. Tex Mex and TFM operate the international rail traffic bridge at Laredo spanning the Rio Grande River. This bridge is a significant entry point for rail traffic between Mexico and the United States. Tex Mex also is comprised of a 521-mile rail network between Laredo and Beaumont, Texas (including 157 owned miles from Laredo to Corpus Christi, Texas and 364 miles, via trackage rights, from Corpus Christi to Houston and Beaumont, Texas). Tex Mex connects with KCSR via trackage rights at Beaumont, Texas, with TFM at Laredo, Texas (the single largest rail freight transfer point between the United States and Mexico), as well as with other Class I railroads at various locations. The Company accounts for its investment in Mexrail using the equity method of accounting.

Other. Other investments are comprised primarily of PCRC. The Company's investment in PCRC was $9.5 million, $4.5 and $0.9 million at December 31, 2000, 1999 and 1998, respectively. See Note 3.

Financial Information. Combined financial information of all unconsolidated affiliates that the Company and its subsidiaries account for under the equity method follows. Amounts shown for Grupo TFM are reflected on a U.S. GAAP basis. (dollars in millions)


                                                                 December 31, 2000
                                                    ------------------------------------------
                                                     Grupo     Southern
                                                      TFM      Capital   Mexrail   Other     Total
                                                   --------   --------  --------  --------  --------
Investment in unconsolidated affiliates            $  306.0   $   24.6  $   13.3  $    9.8  $  353.7

Equity in net assets of unconsolidated affiliates     303.0       24.6      14.0       8.9     350.5

Dividends and distributions received
from Unconsolidated affiliates                         --          5.0      --         --        5.0

Financial Condition:
    Current assets                                 $  190.9     $  1.2    $ 23.4    $  4.8   $ 220.3
    Non-current assets
                                                    1,885.6      375.0      43.8      51.1   2,355.5
                                                   --------   --------  --------  --------   -------
       Assets                                     $ 2,076.5   $  376.2  $   67.2  $   55.9  $2,575.8
                                                  =========   ========  ========  ========  ========

    Current liabilities                           $    80.5   $  114.6  $   38.7  $    0.2  $  234.0
    Non-current liabilities                           817.8      212.5      --        33.5   1,063.8
    Minority interest                                 357.2       --        --        --       357.2
    Equity of stockholders and partners               821.0       49.1      28.5      22.2     920.8
                                                   --------   --------  --------  --------   -------
       Liabilities and equity                     $ 2,076.5   $  376.2  $   67.2  $   55.9  $2,575.8

Operating results:
    Revenues                                      $   640.5   $   31.1  $   57.6  $    0.8  $  730.0
                                                   --------   --------  --------  --------   -------
    Costs and expenses                            $   476.3   $   27.1  $   57.6  $    0.6  $  561.6
                                                   --------   --------  --------  --------   -------
    Net income                                    $    44.8   $    4.0  $    -    $    0.2  $   49.0
                                                   --------   --------  --------  --------   -------

                                                               December 31, 1999
                                                    ------------------------------------------
                                                     Grupo     Southern
                                                      TFM      Capital   Mexrail   Other     Total
                                                   --------   --------  --------  --------  --------
Investment in unconsolidated affiliates            $  286.5   $   28.1  $   13.7  $    4.5  $  332.8


Equity in net assets of unconsolidated affiliates     283.2       28.1      14.0       4.1     329.4

Financial Condition:
    Current assets                                 $  134.4   $    0.1  $   23.1  $    5.4     163.0
    Non-current assets                              1,905.7      274.5      43.6      12.3   2,236.1
                                                   --------   --------  --------  --------  --------
       Assets                                      $2,040.1   $  274.6  $   66.7  $   17.7  $2,399.1
                                                  =========   ========  ========  ========  ========

    Current liabilities                             $ 255.9   $   --    $   32.7  $    1.7  $  290.3
    Non-current liabilities                           672.9      218.4       5.5       5.8     902.6
    Minority interest                                 343.9       --        --        --       343.9
    Equity of stockholders and partners               767.4       56.2      28.5      10.2     862.3
                                                   --------   --------  --------  --------  --------
       Liabilities and equity                      $2,040.1     $274.6  $   66.7  $   17.7  $2,399.1
                                                  =========   ========  ========  ========  ========

Operating results:
    Revenues                                       $  524.5  $    26.0  $   50.0  $    0.9  $  601.4
                                                   --------   --------  --------  --------  --------
    Costs and expenses                             $  404.8  $    22.3  $   48.3  $    0.8  $  476.2
                                                   --------   --------  --------  --------  --------
    Net income                                     $    4.1  $     7.0  $    1.6  $    0.1  $   12.8
                                                   --------   --------  --------  --------  --------


                                                                December 31, 1998
                                                    ------------------------------------------
                                                     Grupo     Southern
                                                      TFM      Capital   Mexrail   Other     Total
                                                   --------   --------  --------  --------  --------

Investment in unconsolidated affiliates            $  285.1   $   24.6  $   13.0  $    0.8  $  323.5

Equity in net assets of unconsolidated affiliates     281.7       24.6      13.2       3.0     322.5

Dividends and distributions received
 from unconsolidated affiliates                        --          5.0      --         --        5.0

Financial Condition:
    Current assets                                 $  109.9   $    1.6  $   23.3  $    1.6  $  136.4
    Non-current assets                              1,974.7      228.6      47.3       6.0   2,256.6
                                                   --------   --------  --------  --------  --------
       Assets                                      $2,084.6   $  230.2  $   70.6  $    7.6  $2,393.0
                                                   ========   ========  ========  ========  ========

    Current liabilities                            $  233.9   $    0.1  $   25.1  $    0.1  $  259.2
    Non-current liabilities                           745.0      180.9      18.5       1.0     945.4
    Minority interest                                 342.4       --        --        --       342.4
    Equity of stockholders and partners               763.3       49.2      27.0       6.5     846.0
                                                   --------   --------  --------  --------  --------
       Liabilities and equity                      $2,084.6   $  230.2  $   70.6  $    7.6  $2,393.0
                                                   ========   ========  ========  ========  ========
Operating results:
    Revenues                                       $  431.3   $   31.1  $   48.2  $    0.8  $  511.4
                                                   --------   --------  --------  --------  --------
    Costs and expenses                             $  354.7   $   27.1  $   52.2  $    0.4  $  434.4
                                                   --------   --------  --------  --------  --------
    Net income (loss)                              $   (7.3)  $    4.0  $   (2.4) $    0.3  $   (5.4)
                                                   --------   --------  --------  --------  --------

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


Note 6. Other Balance Sheet Captions

Accounts Receivable. Accounts receivable include the following allowances (in millions):

                                      2000          1999         1998
                                    --------      --------    --------
Accounts receivable                 $  140.2      $  140.2    $  137.6
Allowance for doubtful accounts         (5.2)         (8.0)       (5.8)
                                    --------      --------    --------
Accounts receivable, net            $  135.0      $  132.2    $  131.8
                                    ========      ========    ========
Doubtful accounts expense           $   (0.6)          1.7    $    0.9
                                    --------      --------    --------

Other Current Assets. Other current assets include the following items (in millions):

                                      2000           1999         1998
                                     --------      --------    --------
Deferred income taxes                $    9.3      $   8.7     $   14.7
Receivable - Duncan case (Note 11)        7.0          -            -
Prepaid expenses                          1.0          2.5          2.2
Other                                     8.6         12.7          8.9
                                     --------      --------    --------
    Total                            $   25.9     $   23.9     $   25.8


Properties. Properties and related accumulated depreciation and amortization are summarized below (in millions):

                                     2000          1999         1998
                                    --------     --------      --------
Properties, at cost
   Road properties                  $1,394.8     $1,367.9      $1,321.1
   Equipment                           295.5        279.8         283.1
   Equipment under capital leases        6.7          6.7           6.7
   Other                                32.4         54.5          55.2
                                    --------     --------      --------
   Total                             1,729.4      1,708.9       1,666.1
Accumulated depreciation and
   amortization                        622.9        578.0         535.0
                                    --------     --------      --------
   Total                             1,106.5      1,130.9       1,131.1
Construction in progress               221.3        146.5          98.2
                                    --------     --------      --------
   Net Properties                   $1,327.8     $1,277.4      $1,229.3
                                    ========     ========      ========

Accrued Liabilities. Accrued liabilities include the following items (in millions):

                                     2000          1999         1998
                                    --------     --------      --------
Claims reserves                     $   45.7     $   35.7      $   34.8
Prepaid freight charges due
  other railroads                       24.5         25.1          30.4
Duncan case liability (Note 11)         14.2          -             -
Car hire per diem                       12.1         13.5          12.1
Vacation accrual                         8.5          8.0           7.9
Other non-income related taxes           5.3          6.2           3.9
Federal income taxes payable (receivable)3.5          4.8          (7.2)
Interest payable                         7.4         12.5           1.3
Other                                   38.7         62.7          50.5
                                    --------     --------      --------
    Total                           $  159.9     $  168.5      $  133.7
                                    ========     ========      ========

Note 7. Long-Term Debt

Indebtedness Outstanding. Long-term debt and pertinent provisions follow (in millions):

                                              2000          1999         1998
KCSI
Competitive Advance & Revolving Credit
  Facilities, Rates: Below Prime            $  -         $  250.0      $  315.0
Notes and Debentures, due July
  2002 to December 2025                        1.6          400.0         400.0
  Rates: 6.625% to 8.80%
Unamortized discount                           -             (2.1)         (2.4)

KCSR
Term Loans, variable interest rates
  9.20% to 9.45% due December 2005
  to December 2006                           400.0            -             -
Senior Notes, 9.5% interest rate, due
  October 1, 2008                            200.0            -             -
Equipment Trust Certificates 8.56% to 9.68%
  due serially to December 15, 2006           54.9           64.7          74.4
Capital Lease Obligations, 7.15% to 9.00%,
  due serially to September 30, 2009           3.5            3.9           4.4

Gateway Western
Revolving Credit Facility, variable interest rate
(7.31% and 5.52% at December 31, 1999
and 1998 respectively)                         -             28.0          28.0
Term Loans with State of Illinois, 3% to 5%
  due serially to 2017.                        5.3            5.8           6.1

Other
Industrial Revenue Bond                        4.0            5.0           5.0
Mortgage Note                                  5.3            5.6           5.8
                                          --------       --------      --------
Total                                        674.6          760.9         836.3
Less: debt due within one year                36.2           10.9          10.7
                                          --------       --------      --------
Long-term debt                            $  638.4       $  750.0      $  825.6
                                          ========       ========      ========

Debt Refinancing and Re-capitalization of the Company's Debt Structure.

o During the third quarter of 2000, the Company completed a $200 million private offering of debt securities through its wholly owned subsidiary, KCSR. The offering, completed pursuant to Rule 144A under the Securities Act of 1933 in the United States and Regulation S outside the United States, consisted of 8-year Senior Unsecured Notes. The Notes bear a fixed annual interest rate of 9.5% and are due on October 1, 2008. These Notes contain certain covenants typical of this type of debt instrument similar to those described below for the KCS Credit Facility. Net proceeds from the offering of $196.5 million were used to refinance existing bank term debt, which was scheduled to mature on January 11, 2001 (see below). Costs related to the issuance of these notes of approximately $4.1 million were deferred and are being amortized over the eight-year term of the Notes.

   In connection with this refinancing, the Company reported an extraordinary loss on the extinguishment of the bank term debt due January 11, 2001. The extraordinary loss was $1.1 million (net of income taxes of $0.7 million).

   On January 25, 2001, the Company filed a Form S-4 Registration Statement with the Securities and Exchange Commission ("SEC") registering exchange notes under the Securities Act of 1933. The Company filed Amendment No. 1 to this Registration Statement and the SEC declared this Registration Statement effective on March 15, 2001, thereby providing the opportunity for holders of the initial Notes to exchange them for registered notes. The registration exchange offer expires on April 16, 2001, unless extended by the Company.

o Also during the third quarter of 2000, Grupo TFM accomplished a refinancing of approximately $285 million of its Senior Secured Credit Facility through the issuance of a U.S. Commercial Paper ("USCP") program backed by a letter of credit. The USCP is a 2-year program for up to a face value of $310 million. The average discount rate for the first issuance was 6.54%. This refinancing provides the ability for Grupo TFM to pay limited dividends.

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

   KCS Credit Facility. The KCS Credit Facility provided for a total commitment of $750 million, comprised of three separate term loans totaling $600 million and a revolving credit facility available until January 11, 2006 ("KCS Revolver"). The term loans are comprised of the following: $200 million, which was due January 11, 2001 prior to its refinancing (see discussion above), $150 million due December 30, 2005 and $250 million due December 30, 2006. The availability under the KCS Revolver was reduced from $150 million to $100 million on January 2, 2001. Letters of credit are also available under the KCS Revolver up to a limit of $15 million. Borrowings under the KCS Credit Facility are secured by substantially all of KCSI's assets and guaranteed by a majority of its subsidiaries.

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

   At December 31, 2000, the Company had financing available through the KCS Revolver of $150 million, subject to any limitations within existing financial covenants. This availability was reduced to $100 million on January 2, 2001 as described above.

   Interest on the outstanding loans under the KCS Credit Facility shall accrue at a rate per annum based on the London interbank offered rate ("LIBOR") or the prime rate, as the Company shall select. Following completion of the refinancing of the January 11, 2001 term loan discussed above, each remaining loan under the KCS Credit Facility shall accrue interest at the selected rate plus an applicable margin. The applicable margin is determined by the type of loan and the Company's leverage ratio (defined as the ratio of the Company's total debt to consolidated earnings before interest, taxes, depreciation and amortization excluding the equity earnings of unconsolidated affiliates for the prior four fiscal quarters). Based on the Company's current leverage ratio, the term loan maturing in 2005 and all loans under the KCS Revolver have an applicable margin of 2.50% per annum for LIBOR priced loans and 1.50% per annum for prime rate priced loans. The term loan maturing in 2006 currently has an applicable margin of 2.75% per annum for LIBOR priced loans and 1.75% per annum for prime rate based loans.

   The KCS Credit Facility also requires the payment to the banks of a commitment fee of 0.50% per annum on the average daily, unused amount of the KCS Revolver. Additionally a fee equal to a per annum rate equal to 0.25% plus the applicable margin for LIBOR priced revolving loans will be paid on any letter of credit issued under the KCS Credit Facility.

   The term loans are subject to a mandatory prepayment with, among other things:

o 100% of the net proceeds of (1) certain asset sales or other dispositions of property, (2) the sale or issuance of certain indebtedness or equity securities and (3) certain insurance recoveries.
o     50% of excess cash flow (as defined in the KCS Credit Facility)

   The KCS Credit Facility contains certain covenants that, among others, restrict the Company's ability to:

o     incur additional indebtedness,
o     incur additional liens,
o     enter into sale and leaseback transactions,
o     enter into certain transactions with affiliates,
o enter into agreements that restrict the ability to incur liens or pay dividends,
o     make investments, loans, advances, guarantees or acquisitions,
o     make certain restricted payments and dividends,
o     make other certain indebtedness, or
o     make capital expenditures.

   In addition KCSI is required to comply with specific financial ratios including minimum interest expense coverage and leverage ratios. The KCS Credit Facility also contains certain customary events of default. These covenants, along with other provisions, could restrict maximum utilization of the facility. The Company was in compliance with these various provisions, including the financial covenants, as of December 31, 2000.

   In accordance with a provision requiring the Company to manage its interest rate risk through hedging activity, in 2000 the Company entered into five separate interest rate cap agreements for an aggregate notional amount of $200 million expiring on various dates in 2002. The interest rate caps are linked to LIBOR. $100 million of the aggregate notional amount provides a cap on the Company's interest rate of 7.25% plus the applicable spread, while $100 million limits the interest rate to 7% plus the applicable spread. Counterparties to the interest rate cap agreements are major financial institutions who participate in the New Credit Facilities. The Company believes that credit loss from counterparty non-performance is remote.

   Issue costs relating to the KCS Credit Facility of approximately $17.6 million were deferred and are being amortized over the respective term of the loans. In conjunction with the refinancing of the $200 million term loan previously due January 11, 2001, approximately $1.8 million of these deferred costs were immediately recognized. After consideration of amortization and this $1.8 million write-off, the remaining balance of these deferred costs was approximately $11.3 million at December 31, 2000.

   As a result of the debt refinancing transactions discussed above, extraordinary items totaled $8.7 million (net of income taxes of $4.0 million) for the year ended December 31, 2000.

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

Public Debt Transactions. As discussed above, in January 2000, the Company re-capitalized its debt structure through the tender of its outstanding
Notes and Debentures. Following completion of this transaction, approximately $1.6 million of the Company's public debt remained outstanding. During February 2001, however, exchange notes for the $200 million Senior Notes due October 1, 2008 were registered with the SEC as described further above. During 1998, $100 million of 5.75% Notes, which matured on July 1, 1998, were repaid using borrowings under existing lines of credit.

KCSR Indebtedness. KCSR has purchased rolling stock under conditional sales agreements, equipment trust certificates and capitalized lease obligations. The equipment has been pledged as collateral for the related indebtedness.

Other Agreements, Guarantees, Provisions and Restrictions. The Company has debt agreements containing restrictions on subsidiary indebtedness, advances and transfers of assets, and sale and leaseback transactions, as well as requiring compliance with various financial covenants. At December 31, 2000, the Company was in compliance with the provisions and restrictions of these agreements. Because of certain financial covenants contained in the credit agreements, however, maximum utilization of the Company's available lines of credit may be restricted.

Leases and Debt Maturities. The Company and its subsidiaries lease transportation equipment, as well as office and other operating facilities under various capital and operating leases. Rental expenses under operating leases were $48.9, $44.0 and $48.0 million for the years 2000, 1999 and 1998, respectively.

Minimum annual payments and present value thereof under existing capital leases, other debt maturities, and minimum annual rental commitments under noncancellable operating leases are as follows (in millions):

               Capital Leases                              Operating Leases
          Minimum              Net
           Lease     Less    Present  Other    Total
         Payments  Interest   Value   Debt     Debt  Affiliates Third Party Total
            -----    -----    -----    -----    -----    -----    -----     -----
2001        $ 0.8    $ 0.3    $ 0.5   $ 35.7   $ 36.2   $ 35.0   $ 17.8    $ 52.8
2002          0.7      0.2      0.5     45.9     46.4     35.0     13.3      48.3
2003          0.8      0.2      0.6     49.7     50.3     35.0     11.7      46.7
2004          0.6      0.1      0.5     40.7     41.2     31.6      6.3      37.9
2005          0.5      0.1      0.4     49.0     49.4     27.0      4.9      31.9
Later years   1.2      0.2      1.0    450.1    451.1    195.3     20.9     216.2
            -----    -----    -----    -----    -----    -----    -----     -----
Total      $  4.6   $  1.1   $  3.5   $671.1   $674.6   $358.9   $ 74.9    $433.8
            =====    =====    =====    =====    =====    =====    =====     =====

Fair Value of Long-Term Debt. Based upon the borrowing rates currently available to the Company and its subsidiaries for indebtedness with similar terms and average maturities, the fair value of long-term debt (after consideration of the January 11, 2000 transaction) was approximately $685 and $766 million at December 31, 2000 and 1999, respectively. The fair value of long-term debt was $867 million at December 31, 1998.


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

Tax Expense. Income tax provision (benefit) attributable to continuing operations consists of the following components (in millions):

                                      2000          1999         1998
                                    --------      --------    --------
Current
   Federal                          $  (26.7)     $   (3.4)    $   (8.5)
   State and local                      (0.2)          0.6          0.1
   Foreign withholding taxes             0.2           -            -
                                    --------      --------     --------
       Total current                   (26.7)         (2.8)        (8.4)
                                    --------      --------     --------
Deferred
   Federal                              23.4           9.4         30.7
   State and local                      (0.3)          0.4          4.8
                                    --------      --------     --------
       Total deferred                   23.1           9.8         35.5
                                    --------      --------     --------
Total income tax provision (benefit)$   (3.6)      $   7.0     $   27.1
                                    ========      ========     ========

The federal and state deferred tax liabilities (assets) attributable to continuing operations at December 31 are as follows (in millions):

                                      2000          1999         1998
Liabilities:
   Depreciation                     $  351.0      $  333.3     $  312.7
   Other, net                            6.3          (1.4)         1.4
                                    --------      --------     --------
     Gross deferred tax liabilities    357.3         331.9        314.1
                                    --------      --------     --------
Assets:
   NOL and AMT credit carryovers        (8.8)         (2.3)        (6.6)
   Book reserves not currently deductible
     for tax                           (22.3)        (33.2)       (25.6)
   Vacation accrual                     (2.5)         (2.9)        (2.6)
   Other, net                           (0.8)         (4.8)        (8.8)
                                    --------      --------     --------
     Gross deferred tax assets         (34.4)        (43.2)       (43.6)
                                    --------      --------     --------
Net deferred tax liability          $  322.9      $  288.7     $  270.5
                                    ========      ========     ========

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

Tax Rates. Differences between the Company's effective income tax rates applicable to continuing operations and the U.S. federal income tax statutory rates of 35% are as follows (in millions):

                                      2000          1999         1998
                                    --------      --------     --------
Income tax provision using the
  statutory rate in effect          $    7.6      $    5.6     $   22.8
Tax effect of:
   Earnings of equity investees         (7.2)         (0.7)         1.5
   Research and development tax credit  (0.5)          -            -
   1990-1992 IRS exam settlement        (3.3)          -            -
   Other, net                            0.1           1.1         (2.1)
                                     --------     --------     --------
Federal income tax provision (benefit)  (3.3)          6.0         22.2
State and local income tax expense      (0.5)          1.0          4.9
Foreign withholding taxes                0.2           -             -
                                     --------     --------     --------
Total                               $   (3.6)     $    7.0     $   27.1
                                     ========     ========     ========
Effective tax rate                     (16.5)%        40.7%        41.5%
                                     ========     ========     ========

Temporary Difference Attributable to Grupo TFM Investment. At December 31, 2000, the Company's book basis exceeded the tax basis of its investment in Grupo TFM by $5.2 million. The Company has not provided a deferred income tax liability for the income taxes, if any, which might become payable on the realization of this basis difference because the Company intends to indefinitely reinvest in Grupo TFM the financial statement earnings which gave rise to the basis differential. Moreover, the Company has no other plans to realize this basis differential by a sale of its investment in Grupo TFM. If the Company were to realize this basis difference in the future by a receipt of dividends or the sale of its interest in Grupo TFM, the Company would incur gross federal income taxes of $1.8 million, which might be partially or fully offset by Mexican income taxes and could be available to reduce such federal income taxes at such time.

Tax Carryovers. At December 31, 1999, the Company had $3.4 million of alternative minimum tax credit carryover generated by MidSouth prior to acquisition by the Company.

The amount of federal NOL carryover generated by MidSouth and Gateway Western prior to acquisition was $67.8 million. The Company utilized approximately $1.5 and $25.0 million of these NOL's in 2000 and 1998, respectively. The Company did not utilize any NOL's during 1999. $32.6 million of the NOL carryover was utilized in pre-1998 years leaving approximately $8.7 million of carryover available at December 31, 2000, with expiration dates beginning in the year 2008. The use of preacquisition net operating losses and tax credit carryovers is subject to limitations imposed by the Internal Revenue Code. The Company does not anticipate that these limitations will affect utilization of the carryovers prior to their expiration.

Tax Examinations. The IRS is currently in the process of examining the consolidated federal income tax returns for the years 1993 through 1996. For years prior to 1993, the statute of limitations has closed. In addition, other taxing authorities are currently examining the years 1994 through 1999 and have proposed additional tax assessments for which the Company believes it has recorded adequate reserves.

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

As noted in the rate reconciliation above, the Company relieved $3.3 million of income taxes previously accrued as a result of the favorable resolution of the federal tax examination for the years 1990-1992.


Note 9. Stockholders' Equity

Reverse Stock Split. On July 12, 2000, KCSI completed a reverse stock split whereby every two shares of KCSI common stock was converted into one share of KCSI common stock. All periods presented in the accompanying consolidated financial statements reflect this one-for-two reverse stock split, which had previously been approved by KCSI common stockholders.

Pro Forma Fair Value Information for Stock-Based Compensation Plans. Under FAS 123, companies must either record compensation expense based on the estimated grant date fair value of stock options granted or disclose the impact on net income as if they had adopted the fair value method (for grants subsequent to December 31, 1994.) If KCSI had measured compensation cost for the KCSI stock options granted to its employees and shares subscribed by its employees under the KCSI employee stock purchase plan, under the fair value based method prescribed by FAS 123, net income and earnings per share would have been as follows:

                                     2000          1999          1998
                                    --------     --------       --------
   Net income (loss) (in millions):
       As reported                  $  380.5     $  323.3      $   190.2
       Pro Forma                       375.8        318.0          179.0

   Earnings (loss) per Basic share:
       As reported                  $   6.71     $   5.86      $    3.47
       Pro Forma                        6.63         5.76           3.28

   Earnings (loss) per Diluted share:
       As reported                  $   6.42     $   5.57      $    3.32
       Pro Forma                        6.37         5.48           3.16

Stock Option Plans. During 1998, various existing Employee Stock Option Plans were combined and amended as the Kansas City Southern Industries, Inc. 1991 Amended and Restated Stock Option and Performance Award Plan (as amended and restated effective July 15, 1998). The Plan provides for the granting of options to purchase up to 20.6 million shares of the Company's common stock by officers and other designated employees. Options granted under this Plan have been granted at 100% of the average market price of the Company's stock on the date of grant and generally may not be exercised sooner than one year or longer than ten years following the date of the grant, except that options outstanding with limited rights ("LRs") or limited stock appreciation rights ("LSARs"), become immediately exercisable upon certain defined circumstances constituting a change in control of the Company. The Plans include provisions for stock appreciation rights, LRs and LSARs. All outstanding options include LRs, except for options granted to non-employee Directors.

For purposes of computing the pro forma effects of option grants under the fair value accounting method prescribed by SFAS 123, the fair value of each option grant is estimated on the date of grant using a version of the Black-Scholes option pricing model. The following assumptions were used for the various grants depending on the date of grant, nature of vesting and term of option:

                               2000               1999                 1998
                            ------------      ------------        ------------
   Dividend Yield                     0%      .25% to .36%        .34% to .56%
   Expected Volatility        34% to 50%        42% to 43%          30% to 42%
   Risk-free Interest     5.92% to 6.24%    4.67% to 5.75%      4.74% to 5.64%
   Expected Life                 3 years           3 years             3 years


Effect of Spin-off on Existing Stock Options

FIN 44 address the issues surrounding fixed stock option plans resulting from an equity restructuring, including spin-offs. This guidance indicates that changes to fixed stock option grants made to restore the option holder's economic position as a result of a spin-off do not result in additional compensation expense if certain criteria are met as follows: i) aggregate intrinsic value (difference between the market value per share and exercise price) of the options immediately after the change is not greater than the aggregate intrinsic value of the options immediately before the change; ii) the ratio of the exercise price per option to the market value per share is not reduced; and iii) the vesting provisions and option period of the original option grant remain the same.

As part of the Spin-off, generally holders of an option to purchase one share of KCSI common stock received options to purchase two shares of Stilwell common stock. The option exercise price for the KCSI and Stilwell stock options was prorated based on the market value for KCSI common stock and Stilwell common stock on the date of the Spin-off. The exercise prices for periods subsequent to the Spin-off have accordingly been reduced to reflect this amount. See below.

The changes made to the Company's fixed stock option grants as a result of the Spin-off resulted in the option holder having the same economic position both before and after the Spin-off. In accordance with the provisions of FIN 44, the Company, therefore, did not record additional compensation expense.


Summary of Company's Stock Option Plans

A summary of the status of the Company's stock option plans as of December
31, 2000, 1999 and 1998, and changes during the years then ended, is presented below. The number of shares presented, the weighted average exercise price and the weighted average fair value of options granted have been restated to reflect the reverse stock split on July 12, 2000 described further above. However, the weighted average exercise price and the weighted average fair value of options have not been restated to reflect the impact of the Spin-off for periods prior to the Spin-off.


                                     7/13/2000-12/31/2000     1/1/2000 - 7/12/2000
                                                Weighted-                 Weighted-
                                                 Average                  Average
                                                Exercise                  Exercise
                                      Shares      Price       Shares       Price
                                     ---------  ---------   ---------   ---------
Outstanding at beginning of period   4,165,692     $1.26    4,280,581      $33.94
   Exercised                        (2,469,667)     0.76     (394,803)      47.14
   Canceled/Expired                   (388,686)     4.82       (1,800)      89.13
   Granted                           5,554,697      5.81      281,714      142.08
                                     ---------              ---------
   Outstanding at end of period      6,862,036      4.92    4,165,692       39.98
                                     =========              =========
   Exercisable at December 31        1,355,464     $1.41

   Weighted-Average Fair Value of
     options granted during the period             $1.54                  $ 49.88


                                             1999                  1998
                                                Weighted-                 Weighted-
                                                 Average                  Average
                                                Exercise                  Exercise
                                       Shares      Price      Shares     Price
                                     ---------  ---------   ---------   ---------
   Outstanding at January 1          4,713,971     $30.70   4,946,291    $  24.24
   Exercised                          (636,482)     31.82    (800,415)      26.14
   Canceled/Expired                    (42,266)     85.78     (20,467)      43.50
   Granted                             245,358      99.46     588,562       79.24
                                     ---------              ---------
   Outstanding at December 31        4,280,581      33.94   4,713,971       30.70
                                     =========              =========
   Exercisable at December 31        3,834,393    $ 27.06   4,111,391    $  24.02

   Weighted-Average Fair Value of
     options granted during the year              $ 33.28                 $ 24.62


The following table summarizes information about stock options outstanding at December 31, 2000:
                             OUTSTANDING                      EXERCISABLE
                             -----------                      -----------
                             Weighted-        Weighted-               Weighted-
Range of                      Average         Average                 Average
Exercise          Shares     Remaining        Exercise     Shares     Exercise
Prices          Outstanding Contractual Life    Price   Exercisable   Price
----------      ----------- ----------------  --------  -----------   ---------
$.20 -  1        728,052         4.1 years   $  0.85     728,052     $  0.85
   1 -  2        326,383         6.2            1.33     326,383        1.33
   2 -  4        320,875         7.9            2.79     283,161        2.77
   4 -  7      5,390,150         9.5            5.75      17,868        4.17
   7 -  9         96,576         9.7            8.21           -           -
               ---------                               ---------
 .20 -  9      6,862,036         8.7            4.92   1,355,464        1.41
               =========                               =========

Shares available for future grants under the stock option plan are 7,078,232.

Stock Purchase Plan. The ESPP, established in 1977, provides to substantially all full-time employees of the Company, certain subsidiaries and certain other affiliated entities, the right to subscribe to an aggregate of 11.4 million shares of common stock. The purchase price for shares under any stock offering is to be 85% of the average market price on either the exercise date or the offering date, whichever is lower, but in no event less than the par value of the shares. At December 31, 2000, there were approximately 5.1 million shares available for future offerings.

The following table summarizes activity related to the various ESPP offerings:

                      Date       Shares              Shares        Date
                    Initiated  Subscribed   Price    Issued       Issued
                    ---------  ----------   -----    ------       ------
Twelfth Offering        2000     705,797    $7.31       -          2002
Eleventh Offering       1998     106,913    71.94    94,149     1999/2000
Tenth Offering          1996     125,540    26.70   116,567     1997/1998

For purposes of computing the pro forma effects of employees' purchase rights under the fair value accounting method prescribed by SFAS 123, the fair value of the Twelfth and Eleventh Offering under the ESPP is estimated on the date of grant using a version of the Black-Scholes option pricing model. The following weighted-average assumptions were used for the Twelfth and Eleventh Offerings, respectively: i) dividend yield of 0.00% and .95%; ii) expected volatility of 38% and 42%; iii) risk-free interest rate of 5.77% and 4.63%; and iv) expected life of one year. The weighted-average fair value of purchase rights granted under the Twelfth and Eleventh Offerings of the ESPP were $2.19 and $21.52, respectively. There were no offerings in 1999.

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

The performance stock options have an exercise price of $5.75 per share, which was the mean trading price of KCSI common stock on the New York Stock Exchange (the "NYSE") on July 13, 2000. The performance stock options vest and become exercisable in equal installments as KCSI's stock price achieves certain thresholds and after one year following the grant date. All performance thresholds have been met for these performance stock options and all will be exercisable on July 13, 2001. These stock options expire at the end of 10 years, subject to certain early termination events. Vesting will accelerate in the event of death, disability, or a KCSI board-approved change in control of KCSI.

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

In accordance with the Agreement to terminate the EPFT, the Company received 872,362 shares of Series B Preferred stock in full repayment of the indebtedness from the Trust. In addition, the remaining 127,638 shares of Series B Preferred stock were converted by the Trustee into KCSI common stock, at the rate of 6 to 1, resulting in the issuance to the EPFT of 765,828 shares of such common stock. The Trustee then transferred this common stock to KCSI and the Company has set these shares aside for use in connection with the KCSI Stock Option and Performance Award Plan, as amended and restated effective July 15, 1998. Following the foregoing transactions, the EPFT was terminated. The impact of the termination of the EPFT on the Company's consolidated condensed financial statements was a reclassification among the components of the stockholder's equity accounts, with no change in the consolidated assets and liabilities of the Company.

Treasury Stock. Shares of common stock in Treasury at December 31, 2000 totaled 15,221,844 compared with 18,082,201 at December 31, 1999 and 18,461,663 at December 31, 1998. The Company issued shares of common stock from Treasury - 2,375,760 in 2000, 609,462 in 1999 and 831,675 in 1998 - to
fund the exercise of options and subscriptions under various employee stock option and purchase plans. In 2000 the Company issued 484,597 of restricted stock in connection with the New Compensation Program (see above). In 1998, approximately 33,500 shares were issued in conjunction with the acquisition of a subsidiary of Stilwell. Treasury stock previously acquired had been accounted for as if retired. The 765,828 shares received in connection with the termination of the EPFT were added
to Treasury stock during 1998.   The Company repurchased 230,000 in 1999.
Shares repurchased during 2000 and 1998 were not material.


Note 10. Profit Sharing and Other Postretirement Benefits

The Company maintains various plans for the benefit of its employees as described below. The Company's employee benefit expense for these plans aggregated $2.3, $4.2 and $3.4 million in 2000, 1999 and 1998, respectively.

Profit Sharing. Qualified profit sharing plans are maintained for most employees not included in collective bargaining agreements. Contributions for the Company and its subsidiaries are made at the discretion of the Boards of Directors in amounts not to exceed the maximum allowable for federal income tax purposes. During 2000, the Company combined the Profit Sharing Plan and the Company's 401(k) Plan into the KCSI Profit Sharing and 401(k) Plan. This allows employees to direct their profit sharing accounts into selected investments.

401(k) Plan. The Company's 401(k) plan permits participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. The Company matches contributions up to a maximum of 3% of compensation. During 2000, the Company combined the Profit Sharing Plan and the Company's 401(k) Plan into the KCSI Profit Sharing and 401(k) Plan.

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

During 1998, the Company adopted Statement of Financial Accounting Standards No. 132 "Employers' Disclosure about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88, and 106" ("SFAS 132"). SFAS 132 establishes standardized disclosure requirements for pension and other postretirement benefit plans, requires additional information on changes in the benefit obligations and fair values of plan assets, and eliminates certain disclosures that are no longer considered useful. The standard does not change the measurement or recognition of pension or postretirement benefit plans.

Reconciliation of the accumulated postretirement benefit obligation, change in plan assets and funded status, respectively, at December 31 follows (in millions):

                                                     2000           1999           1998

Accumulated postretirement
   benefit obligation at beginning of year       $   14.6       $   13.2        $  13.5
Service cost                                          0.3            0.4            0.4
Interest cost                                         1.1            0.9            0.9
Actuarial and other (gain) loss                      (1.8)           1.2           (0.5)
Benefits paid (i)                                    (1.1)          (1.1)          (1.1)
Accumulated postretirement                       --------       --------       --------
   benefit obligation at end of year                 13.1           14.6           13.2
                                                 --------       --------       --------
Fair value of plan assets
   at beginning of year                               1.3            1.4            1.3
Actual return on plan assets                          0.1            0.1            0.2
Benefits paid (i)                                    (0.2)          (0.2)          (0.1)
                                                 --------       --------       --------
Fair value of plan assets
   at end of year                                     1.2            1.3            1.4
                                                 --------       --------       --------
Funded status and accrued
   benefit cost                                  $   11.9       $   13.3       $   11.8
                                                 ========       ========       ========

 (i) Benefits paid for the reconciliation of accumulated postretirement benefit obligation include both medical and life insurance benefits, whereas benefits paid for the fair value of plan assets reconciliation include only life insurance benefits. Plan assets relate only to the life insurance benefits. Medical benefits are funded as obligations become due.

Net periodic postretirement benefit cost included the following components (in millions):

                                      2000          1999         1998
                                    --------     --------      --------
   Service cost                     $    0.3     $    0.4      $    0.4
   Interest cost                         1.1          0.9           0.9
   Expected return on plan assets       (0.1)        (0.1)         (0.1)
                                    --------     --------      --------
   Net periodic postretirement
     benefit cost                   $    1.3     $    1.2      $    1.2
                                    ========     ========      ========

The Company's health care costs, excluding Gateway Western and certain former employees of the MidSouth, are limited to the increase in the Consumer Price Index ("CPI") with a maximum annual increase of 5%. Accordingly, health care costs in excess of the CPI limit will be borne by the plan participants, and therefore assumptions regarding health care cost trend rates are not applicable.

The following assumptions were used to determine the postretirement obligations and costs for the years ended December 31:
                                       2000           1999        1998
                                     --------      --------     --------
   Annual increase in the CPI         3.00%         3.00%        2.50%
   Expected rate of return on life
     insurance plan assets             6.50          6.50         6.50
   Discount rate                       7.50          8.00         6.75
   Salary increase                     3.00          4.00         4.00

Gateway Western's benefit plans are slightly different from those of the Company and other subsidiaries. Gateway Western provides contributory health, dental and life insurance benefits to substantially all of its active and retired employees, including those covered by collective bargaining agreements. Effective January 1, 1998, existing Gateway Western management employees converted to the Company's benefit plans. In 2000, the assumed annual rate of increase in health care costs for non-management Gateway Western employees was 10%, decreasing over six years to 5.5% in 2007 and thereafter. An increase or decrease in the assumed health care cost trend rates by one percent in 2000, 1999 and 1998 would not have a significant impact on the accumulated postretirement benefit obligation. The effect of this change on the aggregate of the service and interest cost components of the net periodic postretirement benefit is not significant.


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

Subsequent to the verdict, the trial court held that the plaintiffs were entitled to interest on the judgment from the date the suit was filed, dismissed the verdict against one defendant and reallocated the amount of that verdict to the remaining defendants. The resulting total judgment against KCSR, together with interest, was approximately $27.0 million as of December 31, 1999.

On November 3, 1999, the Third Circuit Court of Appeals in Louisiana affirmed the judgment. Subsequently KCSR sought and obtained review of the case in the Supreme Court of Louisiana. On October 30, 2000 the Supreme Court of Louisiana entered its order affirming in part and reversing in part the judgment. The net effect of the Louisiana Supreme Court action was to reduce the allocation of negligence to KCSR and reduce the judgment, with interest, against KCSR from approximately $28 million to approximately $14.2 million (approximately $9.7 million of damages and $4.5 million of interest), which is in excess of KCSR's insurance coverage of $10 million for this case. KCSR filed an application for rehearing in the Supreme Court of Louisiana which was denied on January 5, 2001. KCSR then sought a stay of judgment in the Louisiana court. The Louisiana court denied the stay application on January 12, 2001. KCSR reached an agreement as to the payment structure of the judgment in this case and payment of the settlement was made on March 7, 2001.

KCSR had previously recorded a liability of approximately $3.0 million for this case. Based on the Supreme Court of Louisiana's decision, management recorded an additional liability of $11.2 million and a receivable in the amount of $7.0 million representing the amount of the insurance coverage. This resulted in recording $4.2 million of net operating expense in the accompanying consolidated financial statements for the year ended December 31, 2000.

Bogalusa Cases
In July 1996, KCSR was named as one of twenty-seven defendants in various lawsuits in Louisiana and Mississippi arising from the explosion of a rail car loaded with chemicals in Bogalusa, Louisiana in October 1995. The explosion released nitrogen dioxide and oxides of nitrogen into the atmosphere over parts of Bogalusa and the surrounding area allegedly causing evacuations and injuries. Approximately 25,000 residents of Louisiana and Mississippi have asserted claims to recover damages allegedly caused by exposure to the released chemicals.

KCSR neither owned nor leased the rail car or the rails on which it was located at the time of the explosion in Bogalusa. KCSR did, however, move the rail car from Jackson to Vicksburg, Mississippi, where it was loaded with chemicals, and back to Jackson, where the car was tendered to the IC. The explosion occurred more than 15 days after we last transported the rail car. The car was loaded in excess of its standard weight, but under its capacity, when it was transported to interchange with the IC.

The trial of a group of twenty plaintiffs in the Mississippi lawsuits arising from the chemical release resulted in a jury verdict and judgment in our favor in June 1999. The jury found that we were not negligent and that the plaintiffs had failed to prove that they were damaged. The trial of the Louisiana class action is scheduled to commence on June 11, 2001. The trial of a second group of Mississippi plaintiffs is scheduled for January 2002.

Management believes the probability of liability for damages in these cases to be remote. If the Company were to be found liable for punitive damages in these cases, such a judgment could have a material adverse effect on the Company's results of operations, financial position and cash flows.

Houston Cases
In August 2000 KCSR and certain of its affiliates were added as defendants in lawsuits pending in Jefferson and Harris Counties, Texas. These lawsuits allege damage to approximately 3,000 plaintiffs as a result of an alleged toxic chemical release from a tank car in Houston, Texas on August 21, 1998. Litigation involving the shipper and the delivering carrier had been pending for some time, but KCSR, which handled the car during the course of its transport, had not previously been named a defendant. On information currently available, management believes the Company's probability of liability for damages in these cases to be remote.


Jaroslawicz Class Action
On October 3, 2000, a lawsuit was filed in the New York State Supreme Court purporting to be a class action on behalf of the Company's preferred shareholders, and naming KCSI, its Board of Directors and Stilwell Financial Inc. as defendants. This lawsuit seeks a declaration that the Spin-off was a defacto liquidation of KCSI, alleges violation of directors' fiduciary duties to the preferred shareholders and also seeks a declaration that the preferred shareholders are entitled to receive the par value of their shares and other relief. The Company filed a motion to dismiss with prejudice in the New York State Supreme Court on December 22, 2000; the plaintiff filed its brief in opposition to the motion to dismiss on February 1, 2001, and the Company served reply papers on March 7, 2001.
The motion to dismiss is now fully briefed and a ruling has not been rendered. Management believes the suit to be groundless and will continue to defend the matter vigorously.


Diesel Fuel Commitments and Hedging Activities. Fuel expense is a significant component of the Company's operating expenses. Fuel costs are affected by (i) traffic levels, (ii) efficiency of operations and equipment, and (iii) fuel market conditions. Controlling fuel expenses is a concern of management, and expense control remains a top priority. As a result, the Company has established a program to hedge against fluctuations in the price of its diesel fuel purchases to protect the Company's operating results against adverse fluctuations in fuel prices. KCSR enters into forward diesel fuel purchase commitments and commodity swap transactions (fuel swaps or caps) as a means of fixing future fuel prices. These transactions are accounted for as hedges and are correlated to market benchmarks. Hedge positions are monitored to ensure that they will not exceed actual fuel requirements in any period.

At the end of 1997, the Company had purchase commitments for approximately 27% of expected 1998 diesel fuel usage, as well as fuel swaps for approximately 37% of expected 1998 usage. As a result of actual fuel prices remaining below both the purchase commitment price and the swap price during 1998, the Company's fuel expense was approximately $4.0 million higher. The purchase commitments resulted in a higher cost of approximately $1.7 million, while the Company made payments of approximately $2.3 million related to the 1998 fuel swap transactions. At December 31, 1998, the Company had purchase commitments and fuel swap transactions for approximately 32% and 16%, respectively, of expected 1999 diesel fuel usage. In 1999, KCSR saved approximately $0.6 million as a result of these purchase commitments. The fuel swap transactions resulted in higher fuel expense of approximately $1 million. At December 31, 1999, the Company had no outstanding purchase commitments for 2000 and had entered into two diesel fuel cap transactions for a total of six million gallons (approximately 10% of expected 2000 usage) at a cap price of $0.60 per gallon. These hedging instruments expired on March 31, 2000 and June 30, 2000. The Company received approximately $0.8 million during 2000 related to these diesel fuel cap transactions and recorded the proceeds as
a reduction of diesel fuel expenses.   At December 31, 2000, KCSR had
purchase commitments for approximately 12.6% of budgeted gallons of fuel for 2001. There are currently no diesel fuel cap or swap transactions. See Note 2.

In accordance with the provision of the KCS Credit Facilities requiring the Company to manage its interest rate risk through hedging activity, at December 31, 2000 the Company has five separate interest rate cap agreements for an aggregate notional amount of $200 million expiring on various dates in 2002. The interest rate caps are linked to LIBOR. $100 million of the aggregate notional amount provides a cap on the Company's interest rate of 7.25% plus the applicable spread, while $100 million limits the interest rate to 7% plus the applicable spread. Counterparties to the interest rate cap agreements are major financial institutions who also participate in the New Credit Facilities. Credit loss from counterparty non-performance is not anticipated. See Note 2.

Foreign Exchange Matters.  In connection with the Company's  investment in Grupo
TFM, matters arise with respect to financial accounting and reporting for foreign currency transactions and for translating foreign currency financial statements into U.S. dollars. The Company follows the requirements outlined in Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation" ("SFAS 52"), and related authoritative guidance. In 1997, the Company entered into foreign currency contracts in order to reduce the impact of fluctuations in the value of the Mexican peso on its investment in Grupo TFM. These contracts were intended to hedge only a portion of the Company's exposure related to the final installment of the purchase price and not any other transactions or balances. In April 1997, the Company recorded a gain in connection with these contracts and such gain was deferred and has been accounted for as a component of the Company's investment in Grupo TFM.

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

Effective January 1, 1999, the SEC staff declared that Mexico should no longer be considered a highly inflationary economy. Accordingly, the Company performed an analysis under the guidance of SFAS 52 to determine whether the U.S. dollar or the Mexican peso should be used as the functional currency for financial accounting and reporting purposes for periods subsequent to December 31, 1998. Based on the results of the analysis, management believes the U.S. dollar to be the appropriate functional currency for the Company's investment in Grupo TFM; therefore, the financial accounting and reporting of the operating results of Grupo TFM will be performed using the U.S. dollar as Grupo TFM's functional currency.

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

The Company continues to evaluate existing alternatives with respect to utilizing foreign currency instruments to hedge its U.S. dollar investment in Grupo TFM as market conditions change or exchange rates fluctuate. At December 31, 2000, 1999 and 1998, the Company had no outstanding foreign currency hedging instruments.

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

The Company's recorded liabilities for these issues represent its best estimates (on an undiscounted basis) of remediation and restoration costs that may be required to comply with present laws and regulations. At December 31, 2000, 1999 and 1998 these recorded liabilities were not material. Although these costs cannot be predicted with certainty, management believes that the ultimate outcome of identified matters will not have a material adverse effect on the Company's consolidated results of operations or financial condition.

Panama Canal Railway Company. In January 1998, the Republic of Panama awarded KCSR and its joint venture partner, Mi-Jack Products, Inc., the concession to reconstruct and operate the PCRC. The 47-mile railroad runs parallel to the Panama Canal and, upon reconstruction, will provide international shippers with an important complement to the Panama Canal. Under certain limited conditions, the Company is a guarantor for up to $15 million of cash deficiencies associated with project completion. Additionally, if the Company or its partner terminate the concession contract without the consent of the IFC, the Company is a guarantor for up to 50% of the outstanding senior loans. The total cost of the reconstruction project is estimated to be $75 million with an equity commitment from KCSR not to exceed $16.5 million. See Note 3.

Automotive and Intermodal Facility at the Former Richards-Gebaur Airbase. In conjunction with the construction of an intermodal and automotive facility at the former Richards-Gebaur airbase in Kansas City, Missouri, KCSR expects to spend approximately $20 million for site improvements and infrastructure. Additionally, KCSR has negotiated a lease arrangement with the City of Kansas City, Missouri for a period of fifty years. Lease payments are expected to approximate $665,000 per year and will be adjusted for inflation based on agreed-upon formulas.


Note 12. Control

Subsidiaries and Affiliates. The Company is party to certain agreements with TMM covering the Grupo TFM and Mexrail ventures, which contain
"change of control" provisions, provisions intended to preserve Company's and TMM's proportionate ownership of the ventures, and super majority provisions with respect to voting on certain significant transactions.
Such agreements also provide a right of first refusal in the event that either party initiates a divestiture of its equity interest in Grupo TFM or Mexrail. Under certain circumstances, such agreements could affect the Company's ownership percentage and rights in these equity affiliates.

Employees. The Company and certain of its subsidiaries have entered into agreements with employees whereby, upon defined circumstances constituting a change in control of the Company or subsidiary, certain stock options become exercisable, certain benefit entitlements are automatically funded and such employees are entitled to specified cash payments upon termination of employment.

Assets. The Company and certain of its subsidiaries have established trusts to provide for the funding of corporate commitments and entitlements of officers, directors, employees and others in the event of a specified change in control of the Company or subsidiary. Assets held in such trusts at December 31, 2000 were not material. Depending upon the circumstances at the time of any such change in control, the most significant factor of which would be the highest price paid for KCSI common stock by a party seeking to control the Company, funding of the Company's trusts could be very substantial.

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

Note 13. Quarterly Financial Data (Unaudited)
(in millions, except per share amounts):

Spin-off of Stilwell
The quarterly information presented herein for the first quarter of 2000 and each 1999 quarter differs from that presented in the Company's Form 10-Q filings for the applicable quarter as a result of the classification of Stilwell as a discontinued operation and the reverse stock split.

Restatement of Financial Statements. The Company restated its consolidated statements of income for the three months ended September 30, 2000 to present the $4.2 million attributed to interest in the Duncan Case judgment in "Cost and Expenses". This amount had previously been classified as "Interest Expense". These revisions had no impact on income from continuing operations, net income, earnings per share or on total shareholders' equity as previously reported.

Reverse Stock Split. On July 12, 2000, KCSI completed a reverse stock split of its common shares whereby every two shares of KCSI common stock was converted into one share of KCSI common stock. The quarterly Per Share Data presented for 2000 and 1999 herein reflects this reverse stock split for all period presented. Additionally, the range of stock prices for common stock reflect this reverse stock split for all periods presented and the Spin-off for periods subsequent to July 12, 2000.


                                                     2000
                                 -------------------------------------------
                                 Fourth       Third      Second       First
                                 Quarter      Quarter    Quarter      Quarter
                                              Restated

Revenues                         $  134.8    $  144.1    $  144.4    $  148.9
Costs and expenses                  114.2       115.8       111.7       116.6
Depreciation and amortization        13.7        13.8        14.3        14.3
                                 --------    --------    --------    --------
   Operating income                   6.9        14.5        18.4        18.0
                                 --------    --------    --------    --------
Equity in net earnings (losses)
  of unconsolidated affiliates:
   Grupo TFM                          2.8         2.6         8.0         8.2
   Other                             (1.1)        1.5         1.2         0.6
Interest expense                    (11.6)      (18.3)      (18.4)      (17.5)
Other, net                            1.2         1.2         0.9         2.7
                                 --------    --------    --------    --------
Income from continuing operations
   before income taxes               (1.8)        1.5        10.1        12.0
Income taxes provision (benefit)     (5.4)       (1.1)        1.3         1.6
                                 --------    --------    --------    --------
Income from continuing operations     3.6         2.6         8.8        10.4
Income from discontinued
   operations, net of income taxes     -         23.4       151.7       188.7
                                 --------    --------    --------    --------
Income before extraordinary item      3.6        26.0       160.5       199.1

  Extraordinary items, net of income taxes
   Debt retirement costs - KCSI        -         (1.1)        -          (5.9)
   Debt retirement costs - Grupo TFM   -         (1.7)        -           -
                                  --------    --------   --------    --------
  Net income                          3.6        23.2       160.5       193.2
                                  ========   ========    ========    ========
   Per Share Data (i)
  Basic Earnings per Common share
  Continuing operations          $   0.06    $   0.05    $   0.16    $   0.18
  Discontinued operations            -           0.40        2.72        3.40
                                 --------    --------    --------    --------
   Basic Earnings per Common share
     before extraordinary item       0.06        0.45        2.88        3.58
  Extraordinary item, net of
     income taxes                    -          (0.05)       -          (0.10)
                                 --------    --------    --------    --------
  Total Basic Earnings per
    Common share                 $   0.06    $   0.40    $   2.88    $   3.48
                                 ========    ========    ========    ========
  Diluted Earnings per Common share
  Continuing operations          $   0.06    $   0.05    $   0.15    $   0.18
  Discontinued operations            -           0.39        2.59        3.24
                                 --------    --------    --------    --------
   Diluted Earnings per Common share
     before extraordinary item       0.06        0.44        2.74        3.42
  Extraordinary item, net of
     income taxes                    -          (0.05)       -          (0.10)
                                 --------    --------    --------    --------
   Total Diluted Earnings per
     Common share                $   0.06    $   0.39    $   2.74    $   3.32
                                 ========    ========    ========    ========
Dividends per share:
   Preferred                     $   0.25    $   0.25    $   0.25    $   0.25
   Common                        $    -      $    -      $    -      $    -
Stock Price Ranges:
   Preferred   - High            $  20.88    $  20.00    $  19.50    $  16.00
               - Low                20.31       18.63       14.75       14.25

   Common      - High               10.31      191.50      177.75      187.75
               - Low                 7.36        5.13      117.75      127.75

(i) The accumulation of 2000's four quarters for Basic and Diluted earnings (loss) per share data does not total the respective earnings per share for the year ended December 31, 2000 due to rounding and the impact of the timing of the Spin-off related to changes in weighted average shares.


                                                    1999
                                 -------------------------------------------
                                 Fourth       Third      Second       First
                                 Quarter      Quarter    Quarter      Quarter

Revenues                         $  151.7    $  149.1    $  148.7    $  151.9
Costs and expenses                  132.4       120.2       114.6       113.2
Depreciation and amortization        13.9        14.3        14.4        14.3
                                 --------    --------    --------    --------
   Operating income                   5.4        14.6        19.7        24.4

Equity in net earnings (losses)
  of unconsolidated affiliates:
   Grupo TFM                         (3.3)        3.8         0.5         0.5
   Other                              0.2         1.3         1.6         0.6
Interest expense                    (14.1)      (14.7)      (14.6)      (14.0)
Other, net                            2.1         1.3         1.0         0.9
                                 --------    --------    --------    --------
Income from continuing operations
   before income taxes               (9.7)        6.3         8.2        12.4
Income taxes provision (benefit)     (2.5)        1.7         3.0         4.8
                                 --------    --------    --------    --------
Income from continuing operations    (7.2)        4.6         5.2         7.6
Income from discontinued
   operations, net of income taxes   98.5        82.7        70.9        61.0
                                 --------    --------    --------    --------
Net income                       $   91.3    $   87.3    $   76.1    $   68.6
                                 ========    ========    ========    ========
Per Share Data (i)
Basic Earnings per Common share
  Continuing operations          $  (0.13)   $   0.08    $   0.09    $   0.14
  Discontinued operations            1.78        1.50        1.29        1.11
                                 --------    --------    --------    --------
Total Basic Earnings per
   Common share                  $   1.65    $   1.58    $   1.38    $   1.25
                                 ========    ========    ========    ========
Diluted Earnings per Common share
  Continuing operations          $  (0.13)   $   0.08    $   0.09    $   0.13
  Discontinued operations            1.78        1.43        1.22        1.06
                                 --------    --------    --------    --------
Total Diluted Earnings per
  Common share                   $   1.65    $   1.51    $   1.31    $   1.19
                                 ========    ========    ========    ========
Dividends per share:
   Preferred                     $   0.25    $   0.25    $   0.25    $   0.25
   Common                        $   0.08    $   0.08    $   0.08    $   0.08

Stock Price Ranges:
  Preferred - High               $  16.00    $  16.25    $  16.50    $  16.25
            - Low                   14.00       13.50       13.75       14.88

  Common    - High                 150.00      131.88      132.88      114.75
            - Low                   75.00       86.63      100.50       86.63

(i)  The accumulation of 1999's four quarters for Diluted earnings
    (loss) per share data does not total the respective earnings per share for the year ended December 31, 1999 due to share repurchases and the anti-dilutive nature of options in the fourth quarter 1999 calculation.

Note 14. Condensed Consolidating Financial Information

As discussed in Note 7, in September 2000 KCSR issued $200 million 9.5% Senior Notes due 2008. These notes are unsecured obligations of KCSR, however, they are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by KCSI and certain of the subsidiaries (all of which are wholly-owned) within the KCSI consolidated group. KCSI has registered exchange notes with substantially identical terms and associated guarantees with the SEC.

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 "Financial statements of guarantors and affiliates whose securities collateralize an issue registered or being registered." This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with generally accepted accounting principles.

Condensed Consolidating Statements of Income

                                        December 31, 2000 (dollars in  millions)
                       ------------------------------------------------------------------------

                                                             Non-
                                Subsidiary   Guarantor    Guarantor    Consolidating  Consolidated
                       Parent    Issuer      Subsidiaries Subsidiaries  Adjustments     KCSI


Revenues............. $ --       $521.9       $  61.6      $  11.0      $  (22.3)     $  572.2
Costs and expenses...   10.0      465.1          51.0         10.6         (22.3)        514.4
                     -------    -------       -------      -------       -------       -------
  Operating income
  (loss).............  (10.0)      56.8          10.6          0.4          --            57.8
Equity in net
earnings (losses) of
  unconsolidated
  affiliates and
  subsidiaries......    31.3       28.2          --           22.9         (58.6)         23.8
Interest expense.....   (2.6)     (65.1)         (4.2)        (1.1)          7.2         (65.8)
Other, net...........    4.0        8.7           0.5         --            (7.2)          6.0
                     -------    -------       -------      -------       -------       -------
Income (loss) from
 continuing operations
 before income taxes..  22.7       28.6           6.9         22.2         (58.6)         21.8
Income tax provision
 (benefit)............  (2.7)      (0.9)         (1.3)         1.3          --            (3.6)
                      -------    -------       -------      -------      -------       -------
Income (loss) from
 continuing operations  25.4       29.5           8.2         20.9         (58.6)         25.4

Income (loss) from
   discontinued
    operations.........363.8      --             --          363.8        (363.8)        363.8
                     -------    -------       -------      -------       -------       -------
Income (loss) before
extraordinary items..  389.2       29.5           8.2        384.7        (422.4)        389.2

Extraordinary items,
  net of income taxes   (8.7)      (1.1)         --           (1.7)          2.8          (8.7)
                      -------    -------       -------     -------       -------       -------                     --
Net income (loss)....$ 380.5    $  28.4       $   8.2      $ 383.0      $ (419.6)      $ 380.5
                     =======    =======       =======      =======      ========       =======



                                               December 31, 1999 (dollars in millions)
                               ----------------------------------------------------------
                                                             Non-
                                Subsidiary   Guarantor    Guarantor    Consolidating  Consolidated
                       Parent    Issuer      Subsidiaries Subsidiaries  Adjustments     KCSI

Revenues.............. $ --      $ 544.9       $  73.4        $  10.3    $   (27.2)     $  601.4
Costs and expenses....   12.7      474.3          66.9           10.6        (27.2)        537.3
                      -------    -------       -------        -------      -------       -------
 Operating income(loss) (12.7)      70.6           6.5           (0.3)        --            64.1

Equity in net
 earnings (losses) of
  unconsolidated
  affiliates and
  subsidiaries.......    18.0        (5.0)         --             2.0         (9.8)          5.2
Interest expense......  (48.7)      (35.2)         (2.9)        (19.3)        48.7         (57.4)
Other, net............   49.8         3.4           0.7           0.1        (48.7)          5.3
                       -------    -------       -------       -------      -------       -------
  Income (loss) from
   continuing operations
   before income taxes..  6.4        33.8           4.3         (17.5)        (9.8)         17.2

Income tax provision
(benefit).............   (3.8)       15.8           1.6          (6.6)        --             7.0
                       -------    -------       -------       -------       ------       -------
Income (loss) from
 continuing operations   10.2        18.0           2.7         (10.9)        (9.8)         10.2

Income (loss) from
  discontinued
  operations..........  313.1        --             --          313.1      ( 313.1)        313.1
                      -------     -------        -------      -------       ------       -------
Income (loss) before
 extraordinary items    323.3        18.0           2.7         302.2       (322.9)        323.3
Extraordinary items,
  net of income taxes    --          --             --           --           --            --
                     -------      -------       -------       -------      -------       -------
Net income (loss)... $ 323.3      $  18.0       $   2.7       $ 302.2     $ (322.9)     $  323.3


                                       December 31, 1998 (dollars in   millions)
                      ----------------------------------------------------------
                                                             Non-
                                Subsidiary   Guarantor    Guarantor    Consolidating  Consolidated
                       Parent    Issuer      Subsidiaries Subsidiaries  Adjustments     KCSI
Revenues............  $ --      $ 549.9        $  87.4       $  11.1    $  (34.9)      $  613.5
Costs and expenses..    11.0      436.1           72.1          11.0       (34.9)         495.3
                     -------    -------        -------       -------     -------        -------
 Operating income
   (loss)...........   (11.0)     113.8           15.3           0.1       --             118.2
Equity in net
earnings (losses) of
  unconsolidated
  affiliates and
  subsidiaries.......   48.1       (5.5)           0.2          (2.9)      (42.8)          (2.9)
Interest expense...... (53.5)     (37.7)          (3.0)        (19.0)       53.6          (59.6)
Other, net............  50.2        3.6            2.0           3.9       (50.3)           9.4
                     -------    -------        -------       -------     -------        -------
 Income (loss) from
  continuing operations
  before income taxes.  33.8       74.2           14.5         (17.9)      (39.5)          65.1
Income tax provision
(benefit).............  (4.2)      31.8            5.6          (6.1)       --             27.1
                     -------    -------        -------        -------    -------        -------
Income (loss) from
 continuing operations  38.0       42.4            8.9         (11.8)      (39.5)          38.0

Income (loss) from
  discontinued
  operations.......... 152.2       --             --           152.2      (152.2)         152.2
                     -------    -------        -------       -------     -------        -------
Income (loss) before
 extraordinary items   190.2       42.4            8.9         140.4      (191.7)         190.2
Extraordinary items,
net of income taxes     --         --             --            --           --             --
                     -------    -------        -------       -------     -------        -------
Net income (loss)    $ 190.2    $  42.4        $   8.9       $ 140.4    $ (191.7)      $  190.2
                     =======    =======        =======       =======    ========       ========

Condensed Consolidating Balance Sheets

                                           December 31, 2000 (dollars in millions)
                       ---------------------------------------------------------------------------
                                                              Non-
                                Subsidiary   Guarantor    Guarantor    Consolidating  Consolidated
                       Parent    Issuer      Subsidiaries Subsidiaries  Adjustments     KCSI
ASSETS:
   Current assets...    $16.9    $ 179.7       $  32.6       $  10.1     $ (22.9)      $  216.4
   Investments held
    for Operating
    purposes and
    investments in
    subsidiaries...     666.3      445.0           0.7         343.8    (1,097.6)         358.2
    Properties, net..     0.3    1,230.1          95.2           2.2        --          1,327.8
   Intangibles and
    other assets          0.2       29.1          14.5           0.3        (2.0)          42.1
                      -------    -------       -------       -------     -------        -------
      Total assets..  $ 683.7   $1,883.9       $ 143.0       $ 356.4   $(1,122.5)      $1,944.5
                      =======    =======       =======       =======    ========       ========

LIABILITIES AND
EQUITY:
   Current liabilities $ 21.8    $ 221.1       $  21.2       $   7.8     $ (22.9)      $  249.0
   Long-term debt...      1.6      624.0           7.7           5.1        --            638.4
   Payable to
    affiliates.......     3.4       --            32.8          --         (36.2)          --
   Deferred income taxes  7.2      313.4           9.7           3.9        (2.0)         332.2
   Other Liabilities      6.3       65.8           9.4          --          --             81.5
   Stockholders equity  643.4      659.6          62.2         339.6    (1,061.4)         643.4
                      -------    -------       -------       -------     -------        -------
     Total liabilities
      and equity..... $ 683.7   $1,883.9       $ 143.0      $  356.4   $(1,122.5)     $ 1,944.5
                      =======    =======       =======       =======    ========       ========


                                           December 31, 1999 (dollars in millions)
                       ---------------------------------------------------------------------------
                                                              Non-
                                Subsidiary   Guarantor    Guarantor    Consolidating  Consolidated
                       Parent    Issuer      Subsidiaries Subsidiaries  Adjustments     KCSI

ASSETS:
   Current assets...   $  9.9    $ 165.6       $  34.9        $  19.4  $   (21.3)      $  208.5
   Investments held
    for Operating
    purposes and
    investments in
    subsidiaries...   1,148.0       55.7           0.7          290.4   (1,157.7)         337.1
   Properties, net..      0.4    1,180.6          93.8            2.6       --          1,277.4
   Intangibles and
     other assets         8.0       14.1          14.7            0.2       (2.6)          34.4
   Net assets of
    discontinued
    operations.....     814.6      --             --            814.6     (814.6)         814.6
                      -------    -------       -------       -------     -------        -------
      Total assets.. $1,980.9  $ 1,416.0      $  144.1     $ 1,127.2  $ (1,996.2)     $ 2,672.0
                      =======    =======       =======       =======    ========       ========

LIABILITIES AND
EQUITY:
   Current liabilities $ 34.7    $ 202.7       $  26.4       $  11.7     $ (21.3)      $  254.2
   Long-term debt...    647.8       58.6          38.3           5.3        --            750.0
   Payable to
    affiliates.......     3.9      394.2           4.5         335.7      (738.3)          --
   Deferred income taxes  4.9      280.9          12.6           1.6        (2.6)         297.4
   Other Liabilities      6.5       71.8           9.0          --          --             87.3
   Stockholders
     equity           1,283.1      407.8          53.3         772.9    (1,234.0)       1,283.1
                      -------    -------       -------       -------     -------        -------
      Total liabilities
       and  equity.  $1,980.9   $1,416.0      $  144.1     $ 1,127.2   $(1,996.2)      $2,672.0
                      =======    =======       =======       =======    ========       ========

                                           December 31, 1998 (dollars in millions)
                       ---------------------------------------------------------------------------
                                                              Non-
                                Subsidiary   Guarantor    Guarantor    Consolidating  Consolidated
                       Parent    Issuer      Subsidiaries Subsidiaries  Adjustments     KCSI
ASSETS:
    Current assets...  $  4.6   $  173.7       $  32.3      $   12.4    $  (12.8)     $   210.2
    Investments held
     for operating
      purposes and
      investments in
      subsidiaries ...1,125.4       76.0           0.5         307.4    (1,181.4)         327.9
    Properties, net..     0.4    1,124.0          90.7          14.2        --          1,229.3
    Intangibles and
     other assets....     5.2       13.6          16.6           1.5        (7.5)          29.4
    Net assets of
     discontinued
     operations......   540.2       --            --           540.2      (540.2)         540.2
                      -------    -------       -------       -------     -------        -------
       Total assets. $1,675.8   $1,387.3      $  140.1      $  875.7   $(1,741.9)      $2,337.0
                      =======    =======       =======       =======    ========       ========

LIABILITIES AND
EQUITY:
    Current
     liabilities.....  $ 21.4   $  189.9      $   19.6       $   9.7     $ (32.1)     $   208.5
    Long-term debt...   712.5       68.6          38.8           5.7        --            825.6
    Payable to
      affiliates......    3.8      403.6           5.6         318.8      (731.8)          --
    Deferred income taxes --       265.2          15.7           8.9        (4.6)         285.2
    Other Liabilities     6.8       70.0          10.1           3.0        (3.4)          86.5
    Stockholders equity 931.3      390.0          50.3         529.6      (970.0)         931.2
                      -------    -------       -------       -------     -------        -------
       Total liabilities
        and equity...$1,675.8   $1,387.3      $  140.1      $  875.7   $(1,741.9)      $2,337.0
                      =======    =======       =======       =======    ========       ========

Condensed Consolidating Statements of Cash Flows

                                                December 31, 2000 (dollars in millions)
                      ----------------------------------------------------------------------------
                                                                          Non-
                                Subsidiary   Guarantor    Guarantor    Consolidating  Consolidated
                       Parent    Issuer      Subsidiaries Subsidiaries  Adjustments     KCSI

Net cash flows
 provided by (used
 for) operating
 activities:.........   $ 3.5    $ 80.4         $  7.0      $   13.7    $  (27.4)     $    77.2
Investing activities:
   Property
    acquisitions.....     --      (97.9)          (6.6)        --           --           (104.5)
   Investments in and
    loans to affiliates (43.0)      5.6           --            (4.6)       37.8           (4.2)
   Repayment of loans
    to affiliates.....  544.8      --             --           --         (544.8)          --
   Other, net.......      1.1      (3.1)           0.7         --            8.2            6.9
                      -------    -------       -------       -------     -------        -------
      Net...........    502.9     (95.4)          (5.9)         (4.6)     (498.8)        (101.8)
                      -------    -------       -------       -------     -------        -------
Financing activities:
   Proceeds from
    issuance of
    long-term debt..    125.0     927.0           --            --          --          1,052.0
   Repayment of
    long-term debt     (648.3)   (337.1)         (29.5)         (0.2)       (0.3)      (1,015.4)
   Proceeds from loans
    from affiliates...   --        46.2           32.9          --         (79.1)           --
   Repayment of loans
    from affiliates....  --      (577.6)          --            --         577.6            --
   Debt issuance costs   --       (17.6)          --            --          --            (17.6)
   Proceeds from
     stock plans....     17.9      --             --            --          --             17.9
   Stock repurchased      --       --             --            --          --             --
   Cash dividends paid   (4.8)    (15.2)          (4.8)         (8.7)       28.7           (4.8)
   Other, net........     0.1       2.5            0.2          --          (0.7)           2.1
                      -------   -------        -------       -------     -------        -------
      Net...........   (510.1)     28.2           (1.2)         (8.9)      526.2           34.2
                      -------    -------       -------       -------     -------        -------
Cash and equivalents:
   Net increase
    (decrease).......    (3.7)     13.2           (0.1)          0.2         --             9.6
   At beginning of
    period                5.2       4.2            2.2           0.3         --            11.9
                      -------    -------       -------       -------     -------        -------
   At end of year...  $   1.5    $ 17.4        $   2.1       $   0.5     $   --        $   21.5
                      =======    ======        =======       =======    =======        ========

                                                     December 31, 1999 (dollars in millions)
                           ---------------------------------------------------------------------------
                                                                                 Non-
                                     Subsidiary   Guarantor    Guarantor    Consolidating  Consolidated
                            Parent    Issuer      Subsidiaries Subsidiaries  Adjustments     KCSI

Net cash flows provided
 by (used for) operating
 activities:               $  21.3    $ 137.1       $  10.2       $   0.6     $   8.8        $ 178.0
Investing activities:
   Property acquisitions      --        (97.8)         (8.4)         --          --           (106.2)
   Investments in and
    loans to affiliates..     (3.9)       0.1          --            --          (0.1)          (3.9)
   Repayment of loans
    to affiliates             55.6       --            --            --         (39.0)          16.6
   Other, net........          0.3        2.0           0.7           0.1        (6.8)          (3.7)
                           -------    -------       -------       -------     -------        -------
      Net............         52.0      (95.7)         (7.7)          0.1       (45.9)         (97.2)
                           -------    -------       -------       -------     -------        -------

Financing activities:
   Proceeds from issuance
    of long-term debt....     21.8       --            --            --          --             21.8
   Repayment of long-term
    debt.................    (86.8)     (10.2)         (0.3)         (0.2)       --            (97.5)
   Proceeds from loans
    from affiliates......     --         --            --            --          --             --
   Repayment of loans
    from affiliates......     --        (37.1)         (1.6)         (1.9)       40.6           --
   Debt issuance costs        (4.2)      --            --            --          --             (4.2)
   Proceeds from
     stock plans.........     37.0       --            --            --          --             37.0
   Stock repurchased.....    (24.6)      --            --            --          --            (24.6)
   Cash dividends paid       (17.6)      --            --            --          --            (17.6)
   Other, net........          6.1        6.7          (0.9)         (1.8)        0.5           10.6
                           -------    -------       -------       -------     -------        -------
      Net............        (68.3)     (40.6)         (2.8)         (3.9)       41.1          (74.5)
                           -------    -------       -------       -------     -------        -------
Cash and equivalents:
   Net increase (decrease)     5.0        0.8          (0.3)         (3.2)        4.0            6.3
   At beginning of year        0.2        3.4           2.5           3.5        (4.0)           5.6
                           -------    -------       -------       -------     -------        -------

   At end of year......    $   5.2    $   4.2       $   2.2       $   0.3     $  --         $   11.9
                            ======    =======       =======       =======    ========       ========


                                              December 31, 1998 (dollars in millions)
                      ---------------------------------------------------------------------------------
                                                                                 Non-
                                     Subsidiary   Guarantor    Guarantor    Consolidating  Consolidated
                            Parent    Issuer      Subsidiaries Subsidiaries  Adjustments     KCSI

Net cash flows provided
 by (used for) operating
 activities:..........    $  30.0    $  86.0       $  19.9       $   8.5      $  (2.8)       $ 141.6
Investing activities:
   Property acquisitions     --        (64.3)         (5.4)         (0.2)        --            (69.9)
   Investments in and
     loans to affiliates     --         --            (0.7)         --           --             (0.7)
   Repayment of loans
     to affiliates           34.9       --            --            --          (34.9)          --
   Other, net........        (0.9)       6.6           2.5           0.9         --              9.1
                          -------    -------       -------       -------      -------        -------
      Net............        34.0      (57.7)         (3.6)          0.7        (34.9)         (61.5)
                          -------    -------       -------       -------      -------        -------
Financing activities:
   Proceeds from issuance
    of long-term debt       146.7        5.0          --            --           --            151.7
   Repayment of long-term
    debt...............    (213.5)     (15.2)         (3.1)         (0.2)        --           (232.0)
   Proceeds from loans
    from affiliates.....     --         13.0          --            --          (13.0)          --
   Repayment of loans
    from affiliates.....     --        (37.6)         (0.2)         (9.5)        47.3           --
   Debt issuance costs...    --         --            --            --           --             --
   Proceeds from stock
    plans.............       17.9       --            --            --           --             17.9
   Stock repurchased..       --         --            --            --           --             --
   Cash dividends paid      (17.8)      --           (22.5)         --           22.5          (17.8)
   Other, net........         2.6        8.9          (0.7)         --          (10.0)           0.8
                          -------    -------       -------       -------      -------        -------
      Net............       (64.1)     (25.9)        (26.5)         (9.7)        46.8          (79.4)
                          -------    -------       -------       -------      -------        -------
Cash and equivalents:
   Net increase(decrease)    (0.1)       2.4         (10.2)         (0.5)         9.1            0.7
   At beginning of year       0.3        1.0          12.7           4.0        (13.1)           4.9
                          -------    -------       -------       -------      -------        -------
   At end of year....     $   0.2    $   3.4       $   2.5       $   3.5      $  (4.0)       $   5.6


Item 9.     Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure

None.

                                  Part III

The Company has incorporated by reference certain responses to the Items of this Part III pursuant to Rule 12b-23 under the Exchange Act and General Instruction G(3) to Form 10-K. The Company's definitive proxy statement for the annual meeting of stockholders scheduled for May 3, 2001 ("Proxy Statement") will be filed no later than 120 days after December 31, 2000.

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

(c)   Compliance with Section 16(a) of the Exchange Act

The information set forth in response to Item 405 of Regulation S-K under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement is incorporated herein by reference in partial response to this Item 10.


Item 11.    Executive Compensation

The information set forth in response to Item 402 of Regulation S-K under "Management Compensation" and "The Board of Directors -- Compensation of Directors" in the Company's Proxy Statement, (other than the Compensation and Organization Committee Report on Executive Compensation and the Stock Performance Graph), is incorporated by reference in response to this Item 11.


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


Item 13.    Certain Relationships and Related Transactions

The information set forth in response to Item 404 of Regulation S-K under the heading "Certain Relationships and Related Transactions" in the Company's Proxy Statement is incorporated by reference in response to this
Item 13.

                         Part IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   List of Documents filed as part of this Report

(1)   Financial Statements

The financial statements and related notes, together with the report of PricewaterhouseCoopers LLP dated March 22, 2001, appear in Part II Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

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

(2) Plan of acquisition, reorganization, arrangement, liquidation or succession
      (Inapplicable)

(3)   Articles of Incorporation and Bylaws

      Articles of Incorporation


     3.1 Exhibit 3.1 to the Company's Registration Statement on Form S-4 originally filed January 25, 2001 (Commission File No. 333-54262), as amended and declared effective on March 15, 2001 (the "S-4 Registration Statement"), Restated Certificate of Incorporation, as amended, is hereby incorporated by reference as Exhibit 3.1

      Bylaws


      3.2 Exhibit 3.6 to the Company's Form 10-K for the fiscal year ended December 31, 1998 (Commission File No. 1-4717), The Company's By-Laws, as amended and restated September 17, 1998, is hereby incorporated by reference as Exhibit 3.2


(4)   Instruments Defining the Right of Security Holders, Including Indentures

      4.1 The Fourth, Seventh, Eighth, Eleventh, Twelfth, Thirteenth, Fourteenth, Fifteenth and Sixteenth paragraphs of Exhibit 3.1 hereto are incorporated by reference as Exhibit 4.1

      4.2 Article I, Sections 1, 3 and 11 of Article II, Article V and Article VIII of Exhibit 3.2 hereto are incorporated by reference as
           Exhibit 4.2

      4.3 The Indenture, dated July 1, 1992 between the Company and The Chase Manhattan Bank (the "1992 Indenture") which is attached as
          Exhibit 4 to the Company's Shelf Registration of $300 million of Debt Securities on Form S-3 filed June 19, 1992 (Commission File No. 33-47198) and as Exhibit 4(a) to the Company's Form S-3 filed March 29, 1993 (Commission File No. 33-60192) registering $200 million of Debt Securities, is hereby incorporated by reference as Exhibit 4.3

      4.3.1 Exhibit 4.5.1 to the Company's Form 10-K for the fiscal year ended December 31, 1999 (Commission File No. 1-4717), Supplemental Indenture dated December 17, 1999 to the 1992 Indenture with respect to the 7.875% Notes Due July 1, 2002 issued pursuant to the 1992 Indenture, is hereby incorporated by reference as Exhibit 4.3.1

      4.3.2 Exhibit 4.5.2 to the Company's Form 10-K for the fiscal year ended December 31, 1999 (Commission File No. 1-4717), Supplemental Indenture dated December 17, 1999 to the 1992 Indenture with respect to the 6.625% Notes Due March 1, 2005 issued pursuant to the 1992 Indenture, is hereby incorporated by reference as Exhibit 4.3.2

      4.3.3 Exhibit 4.5.3 to the Company's Form 10-K for the fiscal year ended December 31, 1999 (Commission File No. 1-4717), Supplemental Indenture dated December 17, 1999 to the 1992 Indenture with respect to the 8.8% Debentures Due July 1, 2022 issued pursuant to the 1992 Indenture, is hereby incorporated by reference as Exhibit 4.3.3

      4.3.4 Exhibit 4.5.4 to the Company's Form 10-K for the fiscal year ended December 31, 1999 (Commission File No. 1-4717),
            Supplemental Indenture dated December 17, 1999 to the 1992 Indenture with respect to the 7% Debentures Due December 15, 2025 issued pursuant to the 1992 Indenture, is hereby incorporated by reference as Exhibit 4.3.4

      4.4 Exhibit 99 to the Company's Form 8-A dated October 24, 1995 (Commission File No. 1-4717), which is the Stockholder Rights Agreement by and between the Company and Harris Trust and Savings Bank dated as of September 19, 1995, is hereby incorporated by reference as Exhibit 4.4

      4.5 Exhibit 4.1 to the Company's S-4 Registration Statement (Commission File No.333-54262), the Indenture, dated as of September 27, 2000, among the Company, The Kansas City Southern Railway Company ("KCSR"), certain other subsidiaries of the Company and The Bank of New York, as trustee (the "2000 Indenture"), is hereby incorporated by reference as Exhibit 4.5

      4.5.1 Exhibit 4.1.1 to the Company's S-4 Registration Statement (Commission File No. 333-54262), Supplemental Indenture, dated as of January 29, 2001, to the 2000 Indenture, among the Company, KCSR, certain other subsidiaries of the Company and The Bank of New York, as trustee, is hereby incorporated by reference as Exhibit 4.5.1

      4.6  Form of Exchange Note (included as Exhibit B to Exhibit 4.5.1 hereto)

      4.7 Exhibit 4.3 to the Company's S-4 Registration Statement (Commission File No. 333-54262), the Exchange and Registration Rights Agreement, dated as of September 27, 2000, among the Company, KCSR, certain other subsidiaries of the Company, is hereby incorporated by reference as Exhibit 4.7

(9)   Voting Trust Agreement
      (Inapplicable)

(10)  Material Contracts

      10.1 Exhibit I to the Company's Form 10-K for the fiscal year ended December 31, 1987 (Commission File No. 1-4717), The Director Indemnification Agreement, is hereby incorporated by reference as Exhibit 10.1

      10.2 Exhibit B to the Company's Definitive Proxy Statement for 1987 Annual Stockholder Meeting dated April 6, 1987, The Director Indemnification Agreement, is hereby incorporated by reference as Exhibit 10.2

      10.3  The 1992 Indenture (See Exhibit 4.3)

      10.3.1 Supplemental Indenture dated December 17, 1999 to the 1992 Indenture with respect to the 7.875% Notes Due July 1, 2002 issued pursuant to the 1992 Indenture (See Exhibit 4.3.1)

      10.3.2Supplemental Indenture dated December 17, 1999 to the 1992
            Indenture with respect to the 6.625% Notes Due March 1, 2005 issued pursuant to the 1992 Indenture (See Exhibit 4.3.2)

      10.3.3Supplemental Indenture dated December 17, 1999 to the 1992
            Indenture with respect to the 8.8% Debentures Due July 1, 2022 issued pursuant to the 1992 Indenture (See Exhibit 4.3.3)

      10.3.4Supplemental Indenture dated December 17, 1999 to the 1992
            Indenture with respect to the 7% Debentures Due December 15, 2025 issued pursuant to the 1992 Indenture (See Exhibit 4.3.4)

      10.4 Exhibit H to the Company's Form 10-K for the fiscal year ended December 31, 1987 (Commission File No. 1-4717), The Officer Indemnification Agreement, is hereby incorporated by reference as Exhibit 10.4

      10.5 Exhibit 10.1 to the Company's Form 10-Q for the period ended March 31, 1997 (Commission File No. 1-4717), The Kansas City Southern Railway Company Directors' Deferred Fee Plan as adopted August 20, 1982 and the amendment thereto effective March 19, 1997 to such plan, is hereby incorporated by reference as Exhibit 10.5

      10.6 Exhibit 10.4 to the Company's Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 1-4717),
            Description of the Company's 1991 incentive compensation plan, is hereby incorporated by reference as Exhibit 10.6

      10.7 Exhibit 10.18 to the Company's Form 10-K for the year ended December 31, 1996 (Commission File No. 1-4717), Directors Deferred Fee Plan, adopted August 20, 1982, amended and restated February 1, 1997, is hereby incorporated by reference as Exhibit 10.7

      10.8 Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended June 30, 1999 (Commission File No. 1-4717), Kansas City Southern Industries, Inc. 1991 Amended and Restated Stock Option and Performance Award Plan, as amended and restated effective as of May 6, 1999, is hereby incorporated by reference as Exhibit 10.8

      10.9 Exhibit 10.8 to the Company's S-4 Registration Statement (Commission File No. 333-54262), Tax Disaffiliation Agreement, dated October 23, 1995, by and between the Company and DST Systems, Inc., is hereby incorporated by reference as Exhibit 10.9

      10.10 Exhibit 4.8 to the Company's Form S-8 filed on December 14, 2000 (Commission File No. 333-51854), the Kansas City Southern Industries, Inc. 401(k) and Profit Sharing Plan, is hereby incorporated by reference as Exhibit 10.10

      10.11 Exhibit 10.10 to the Company's S-4 Registration Statement (Commission File No. 333-54262), the Assignment, Consent and Acceptance Agreement, dated August 10, 1999, by and among the Company, DST Systems, Inc. and Stilwell Financial, Inc., is hereby incorporated by reference as Exhibit 10.11

      10.12 Exhibit 10.15 to the Company's Form 10-K for the year ended December 31, 1998 (Commission File No. 1-4717), Employment Agreement, as amended and restated January 1, 1999, by and among the Company, KCSR and Michael R. Haverty, is hereby incorporated by reference as Exhibit 10.12

      10.13 Exhibit 10.14 to the Company's S-4 Registration Statement (Commission File No. 333-54262), Employment Agreement, dated January 1, 1999, by and among the Company, KCSR and Gerald K. Davies, is hereby incorporated by reference as Exhibit 10.13

      10.14 Exhibit 10.15 to the Company's S-4 Registration Statement (Commission File No. 333-54262), Employment Agreement, as amended and restated January 1, 1999, by and among the Company, Kansas City Southern Lines, Inc. and Robert H. Berry, is hereby incorporated by reference as Exhibit 10.14

      10.15 Exhibit 10.16 to the Company's S-4 Registration Statement (Commission File No. 333-54262), Employment Agreement, as amended and restated January 1, 1999, by and among the Company, Kansas City Southern Lines, Inc. and Richard P. Bruening, is hereby incorporated by reference as Exhibit 10.15

      10.16 Exhibit 10.17 to the Company's S-4 Registration Statement (Commission File No. 333-54262), Employment Agreement, as amended and restated January 1, 1999, by and among the Company, Kansas City Southern Lines, Inc. and Louis G. Van Horn, is hereby incorporated by reference as Exhibit 10.16

      10.17 Exhibit 10.18 to the Company's Form 10-K for the year ended December 31, 1998 (Commission File No. 1-4717), Kansas City Southern Industries, Inc. Executive Plan, as amended and restated effective November 17, 1998, is hereby incorporated by reference as Exhibit 10.17

      10.18 Exhibit 10.19 to the Company's Form 10-K/A for the year ended December 31, 1998 (Commission File No. 1-4717), Stock Purchase Agreement, dated April 13, 1984, by and among Kansas City Southern Industries, Inc., Thomas H. Bailey, William C. Mangus, Bernard E. Niedermeyer III, Michael Stolper, and Jack R. Thompson is hereby incorporated by reference as Exhibit 10.18

      10.18.1                                             Exhibit 10.19.1
            to the Company's Form 10-K/A for the year ended December 31, 1998 (Commission File No. 1-4717), Amendment to Stock Purchase Agreement, dated January 4, 1985, by and among Kansas City Southern Industries, Inc., Thomas H. Bailey, Bernard E. Niedermeyer III, Michael Stolper, and Jack R. Thompson is hereby incorporated by reference as Exhibit 10.18.1

      10.18.2                                             Exhibit 10.19.2
            to the Company's Form 10-K/A for the year ended December 31, 1998 (Commission File No. 1-4717), Second Amendment to Stock Purchase Agreement, dated March 18, 1988, by and among Kansas City Southern Industries, Inc., Thomas H. Bailey, Michael Stolper, and Jack R. Thompson is hereby incorporated by reference as Exhibit 10.18.2

      10.18.3                                             Exhibit 10.19.3
            to the Company's Form 10-K/A for the year ended December 31, 1998 (Commission File No. 1-4717), Third Amendment to Stock Purchase Agreement, dated February 5, 1990, by and among Kansas City Southern Industries, Inc., Thomas H. Bailey, Michael Stolper, and Jack R. Thompson is hereby incorporated by reference as Exhibit 10.18.3

      10.18.4                                             Exhibit 10.19.4
            to the Company's Form 10-K/A for the year ended December 31, 1998 (Commission File No. 1-4717), Fourth Amendment to Stock Purchase Agreement, dated January 1, 1991, by and among Kansas City Southern Industries, Inc., Thomas H. Bailey, Michael Stolper, and Jack R. Thompson is hereby incorporated by reference as Exhibit 10.18.4

      10.18.5                                             Exhibit 10.19.5
            to the Company's Form 10-K/A for the year ended December 31, 1998 (Commission File No. 1-4717), Assignment and Assumption Agreement and Fifth Amendment to Stock Purchase Agreement, dated November 19, 1999, by and among Kansas City Southern Industries, Inc., Stilwell Financial, Inc., Thomas H. Bailey and Michael Stolper is hereby incorporated by reference as
            Exhibit 10.18.5

      10.19 Exhibit 10.19 to the Company's Form 10-K for the year ended December 31, 1999 (Commission File No. 1-4717), Credit Agreement dated as of January 11, 2000 among Kansas City Southern Industries, Inc., The Kansas City Southern Railway Company and the lenders named therein (the "Credit Agreement"), is hereby incorporated by reference as Exhibit 10.19

      10.19.1                                             Exhibit 10.20.1
            to the Company's S-4 Registration Statement (Commission File No. 333-54262), First Amendment to the Credit Agreement, dated as of June 30, 2000, among the Company, KCSR, the lenders parties thereto and The Chase Manhattan Bank, as administrative agent, collateral agent, issuing bank and swingline lender, is hereby incorporated by reference as Exhibit 10.19.1

      10.20 Exhibit 10.20 to Company's Form 10-K for the year ended December 31, 1999 (Commission File No. 1-4717), 364-day Competitive Advance and Revolving Credit Facility Agreement dated as of January 11, 2000 among Kansas City Southern Industries, Inc. and the lenders named therein (the "Revolving Credit Facility"), is hereby incorporated by reference as
            Exhibit 10.20

      10.21 Exhibit 10.21 to Company's Form 10-K for the year ended December 31, 1999 (Commission File No. 1-4717), Assignment, Assumption and Amendment Agreement dated as of January 11, 2000, among Kansas City Southern Industries, Inc., Stilwell Financial, Inc. and The Chase Manhattan Bank, as agent for the lenders named in the Revolving Credit Facility, is hereby incorporated by reference as Exhibit 10.21

      10.22 The 2000 Indenture (See Exhibit 4.5)

      10.23 Supplemental Indenture, dated as of January 29, 2001, to the 2000 Indenture (See Exhibit 4.5.1)

      10.24 Exhibit 10.23 to the Company's S-4 Registration Statement (Commission File No. 333-54262), Intercompany Agreement, dated as of August 16, 1999, between the Company and Stilwell Financial Inc., is hereby incorporated by reference as Exhibit 10.24

      10.25 Exhibit 10.24 to the Company's S-4 Registration Statement (Commission File No. 333-54262), Tax Disaffiliation Agreement, dated as of August 16, 1999, between the Company and Stilwell Financial Inc., is hereby incorporated by reference as Exhibit 10.25

      10.26 Exhibit 10.25 to the Company's S-4 Registration Statement (Commission File No. 333- 54262), Pledge Agreement, dated as of January 11, 2000, among the Company, KCSR, the subsidiary pledgors party thereto and The Chase Manhattan Bank, as Collateral Agent (the "Pledge Agreement"), is hereby incorporated by reference as Exhibit 10.26

      10.27 Exhibit 10.26 to the Company's S-4 Registration Statement (Commission File No. 333-54262), Guarantee Agreement, dated as of January 11, 2000, among the Company, the subsidiary guarantors party thereto and The Chase Manhattan Bank, as Collateral Agent (the "Guarantee Agreement"), is hereby incorporated by reference as Exhibit 10.27

      10.28 Exhibit 10.27 to the Company's S-4 Registration Statement (Commission File No. 333-54262), Security Agreement, dated as of January 11, 2000, among the Company, KCSR, the subsidiary guarantors party thereto and The Chase Manhattan Bank, as Collateral Agent (the "Security Agreement"), is hereby incorporated by reference as Exhibit 10.28

      10.29 Exhibit 10.28 to the Company's S-4 Registration Statement (Commission File No. 333-54262), Indemnity, Subrogation and Contribution Agreement, dated as of January 11, 2000, among the Company, KCSR, the subsidiary guarantors party thereto and The Chase Manhattan Bank, as Collateral Agent (the "Indemnity, Subrogation and Contribution Agreement"), is hereby incorporated by reference as Exhibit 10.29

      10.30 Exhibit 10.29 to the Company's S-4 Registration Statement (Commission File No. 333-54262), Supplement No. 1, dated as of January 29, 2001, to the Pledge Agreement, among PABTEX GP, LLC, SIS Bulk Holding, Inc. and The Chase Manhattan Bank, as Collateral Agent, is hereby incorporated by reference as
            Exhibit 10.30

      10.31 Exhibit 10.30 to the Company's S-4 Registration Statement (Commission File No. 333-54262), Supplement No. 1, dated as of January 29, 2001, to the Guarantee Agreement, among PABTEX GP, LLC, SIS Bulk Holding, Inc. and The Chase Manhattan Bank, as Collateral Agent, is hereby incorporated by reference as
            Exhibit 10.31

      10.32 Exhibit 10.31 to the Company's S-4 Registration Statement (Commission File No. 333-54262), Supplement No. 1, dated as of January 29, 2001, to the Security Agreement, among PABTEX GP, LLC, SIS Bulk Holding, Inc. and The Chase Manhattan Bank, as Collateral Agent, is hereby incorporated by reference as
            Exhibit 10.32

      10.33 Exhibit 10.32 to the Company's S-4 Registration Statement (Commission File No. 333-54262), Supplement No. 1, dated as of January 29, 2001, to the Indemnity, Subrogation and Contribution Agreement, among PABTEX GP, LLC, SIS Bulk Holding, Inc. and The Chase Manhattan Bank, as Collateral Agent, is hereby incorporated by reference as Exhibit 10.33

(11)  Statement Re Computation of Per Share Earnings
      (Inapplicable)

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

(23)  Consents of Experts and Counsel

      23.1  The Consent of Independent Accountants prepared pursuant to
            Item 601(b)(23) of Regulation S-K is attached to this Form 10-K as Exhibit 23.1

(24)  Power of Attorney
      (Inapplicable)

(28) Information from Reports Furnished to State Insurance Regulatory Authorities (Inapplicable)

(99)  Additional Exhibits


(b)  Reports on Form 8-K

      The Company filed a Current Report on Form 8-K on October 4, 2000, under Item 5 of such form, reporting the announcement of the completion of a previously announced $200 million debt securities private offering.

      The Company furnished a Current Report on Form 8-K dated October 25, 2000 reporting its third quarter and year to date 2000 operating results. The information included in this Current Report on Form 8-K was furnished pursuant to Item 9 and shall not be deemed to be filed.

      The Company furnished a Current Report on Form 8-K dated January 24, 2001 reporting its fourth quarter and year to date 2000 operating
      results.   The information included in this Current Report on Form 8-K was furnished pursuant to Item 9 and shall not be deemed to be filed.

      The Company furnished a Current Report on Form 8-K/A dated January 24, 2001 revising its reported fourth quarter and year to date 2000
      operating results.   The information included in this Current Report
      on Form 8-K was furnished pursuant to Item 9 and shall not be deemed to be filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Kansas City Southern Industries, Inc.

March 23, 2001                                  By:    /s/ M.R. Haverty
                                                         M.R. Haverty
                                                      Chairman, President,
                                                        Chief Executive
                                                    Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 23, 2001.

            Signature                    Capacity


          /s/ M.R. Haverty            Chairman, President, Chief Executive
            M.R. Haverty               Officer and Director


           /s/ G.K. Davies            Executive Vice President
             G.K Davies

           /s/ R.H. Berry             Senior Vice President and Chief
            R.H. Berry                 Financial Officer (Principal Financial
                                       Officer)

          /s/ L.G. Van Horn           Vice President and Comptroller
            L.G. Van Horn               (Principal Accounting Officer)


          /s/ A.E. Allinson           Director
            A.E. Allinson


            /s/ M.G. Fitt             Director
              M.G. Fitt


           /s/ J.R. Jones             Director
             J.R. Jones


          /s/ L.H. Rowland            Director
            L.H. Rowland


          /s/ B.G. Thompson           Director
            B.G. Thompson

                    KANSAS CITY SOUTHERN INDUSTRIES, INC.
                         2000 FORM 10-K ANNUAL REPORT
                              INDEX TO EXHIBITS

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