Form 10-K/A
period 2000-12-31
KANSAS CITY SOUTHERN INDUSTRIES INC
filed 2001-05-11
CIK 54480

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

         Securities registered pursuant to Section 12 (b) of the Act:
                                                   Name of each exchange on
       Title of each class                         which registered
----------------------------------------           ----------------
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

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the following documents are incorporated herein by reference into Part of the Form 10-K as indicated:

Document                               Part of Form 10-K into which incorporated
----------------------------------     -----------------------------------------

Company's Definitive Proxy Statement for the 2001                   Parts I, III
Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2000

Explanatory Note

In the first amendment to the Registrant's Form 10-K for the year ended December 31, 2000, the Registrant hereby amends Item 14 to provide the consolidated financial statements of Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. (including the related notes and the report of PricewaterhouseCoopers, S.C. dated February 16, 2001) as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000.

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   List of Documents filed as part of this Report

(1)   Financial Statements

The financial statements and related notes, together with the report of PricewaterhouseCoopers LLP dated March 22, 2001, appear in Part II Item 8, Financial Statements and Supplementary Data, of Form 10-K.

(2)   Financial Statement Schedules

The schedules and exhibits for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission appear in Part II Item 8, Financial Statements and Supplementary Data, under the Index to Financial Statements of Form 10-K.

The financial statements and related notes, together with the report of PricewaterhouseCoopers, S.C. dated February 16, 2001, are included in this Form 10-K/A as Exhibit 99.1

(3)         List of Exhibits

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

      4.3.1 Exhibit 4.5.1 to the Company's Form 10-K for the fiscal year ended December 31, 1999 (Commission File No. 1-4717), Supplemental Indenture dated December 17, 1999 to the 1992 Indenture with respect to the 7.875% Notes Due July 1, 2002 issued pursuant to the 1992 Indenture, is hereby incorporated by reference as Exhibit 4.3.1

      4.3.2 Exhibit 4.5.2 to the Company's Form 10-K for the fiscal year ended December 31, 1999 (Commission File No. 1-4717), Supplemental Indenture dated December 17, 1999 to the 1992 Indenture with respect to the 6.625% Notes Due March 1, 2005 issued pursuant to the 1992 Indenture, is hereby incorporated by reference as Exhibit 4.3.2

      4.3.3 Exhibit 4.5.3 to the Company's Form 10-K for the fiscal year ended December 31, 1999 (Commission File No. 1-4717), Supplemental Indenture dated December 17, 1999 to the 1992 Indenture with respect to the 8.8% Debentures Due July 1, 2022 issued pursuant to the 1992 Indenture, is hereby incorporated by reference as Exhibit 4.3.3

      4.3.4 Exhibit 4.5.4 to the Company's Form 10-K for the fiscal year ended December 31, 1999 (Commission File No. 1-4717), Supplemental Indenture dated December 17, 1999 to the 1992 Indenture with respect to the 7% Debentures Due December 15, 2025 issued pursuant to the 1992 Indenture, is hereby incorporated by reference as Exhibit 4.3.4

      4.4 Exhibit 99 to the Company's Form 8-A dated October 24, 1995 (Commission File No. 1-4717), which is the Stockholder Rights Agreement by and between the Company and Harris Trust and Savings Bank dated as of September 19, 1995, is hereby incorporated by reference as Exhibit 4.4

      4.5 Exhibit 4.1 to the Company's S-4 Registration Statement (Commission File No. 333-54262), the Indenture, dated as of September 27, 2000, among the Company, The Kansas City Southern Railway Company ("KCSR"), certain other subsidiaries of the Company and The Bank of New York, as trustee (the "2000 Indenture"), is hereby incorporated by reference as Exhibit 4.5

      4.5.1 Exhibit 4.1.1 to the Company's S-4 Registration Statement (Commission File No. 333-54262), Supplemental Indenture, dated as of January 29, 2001, to the 2000 Indenture, among the Company, KCSR, certain other subsidiaries of the Company and The Bank of New York, as trustee, is hereby incorporated by reference as Exhibit 4.5.1

      4.6 Form of Exchange Note (included as Exhibit B to Exhibit 4.5.1 hereto)

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

      10.3.1 Supplemental Indenture dated December 17, 1999 to the 1992 Indenture with respect to the 7.875% Notes Due July 1, 2002 issued pursuant to the 1992 Indenture (See Exhibit 4.3.1)

      10.3.2 Supplemental Indenture dated December 17, 1999 to the 1992 Indenture with respect to the 6.625% Notes Due March 1, 2005 issued pursuant to the 1992 Indenture (See Exhibit 4.3.2)

      10.3.3 Supplemental Indenture dated December 17, 1999 to the 1992 Indenture with respect to the 8.8% Debentures Due July 1, 2022 issued pursuant to the 1992 Indenture (See Exhibit 4.3.3)

      10.3.4 Supplemental Indenture dated December 17, 1999 to the 1992 Indenture with respect to the 7% Debentures Due December 15, 2025 issued pursuant to the 1992 Indenture (See Exhibit 4.3.4)

      10.4 Exhibit H to the Company's Form 10-K for the fiscal year ended December 31, 1987 (Commission File No. 1-4717), The Officer Indemnification Agreement, is hereby incorporated by reference as
             Exhibit 10.4

      10.5 Exhibit 10.1 to the Company's Form 10-Q for the period ended March 31, 1997 (Commission File No. 1-4717), The Kansas City Southern Railway Company Directors' Deferred Fee Plan as adopted August 20, 1982 and the amendment thereto effective March 19, 1997 to such plan, is hereby incorporated by reference as Exhibit 10.5

      10.6 Exhibit 10.4 to the Company's Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 1-4717), Description of the Company's 1991 incentive compensation plan, is hereby incorporated by reference as Exhibit 10.6

      10.7 Exhibit 10.18 to the Company's Form 10-K for the year ended December 31, 1996 (Commission File No. 1-4717), Directors Deferred Fee Plan, adopted August 20, 1982, amended and restated February 1, 1997, is hereby incorporated by reference as Exhibit 10.7

      10.8 Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended June 30, 1999 (Commission File No. 1-4717), Kansas City Southern Industries, Inc. 1991 Amended and Restated Stock Option and Performance Award Plan, as amended and restated effective as of May 6, 1999, is hereby incorporated by reference as Exhibit 10.8

      10.9 Exhibit 10.8 to the Company's S-4 Registration Statement (Commission File No. 333-54262), Tax Disaffiliation Agreement, dated October 23, 1995, by and between the Company and DST Systems, Inc., is hereby incorporated by reference as Exhibit 10.9

      10.10 Exhibit 4.8 to the Company's Form S-8 filed on December 14, 2000 (Commission File No. 333-51854), the Kansas City Southern Industries, Inc. 401(k) and Profit Sharing Plan, is hereby incorporated by reference as Exhibit 10.10

      10.11 Exhibit 10.10 to the Company's S-4 Registration Statement (Commission File No. 333-54262), the Assignment, Consent and Acceptance Agreement, dated August 10, 1999, by and among the Company, DST Systems, Inc. and Stilwell Financial, Inc., is hereby incorporated by reference as Exhibit 10.11

      10.12 Exhibit 10.15 to the Company's Form 10-K for the year ended December 31, 1998 (Commission File No. 1-4717), Employment Agreement, as amended and restated January 1, 1999, by and among the Company, KCSR and Michael R. Haverty, is hereby incorporated by reference as Exhibit 10.12

      10.13 Exhibit 10.14 to the Company's S-4 Registration Statement (Commission File No. 333-54262), Employment Agreement, dated January 1, 1999, by and among the Company, KCSR and Gerald K. Davies, is hereby incorporated by reference as Exhibit 10.13

      10.14 Exhibit 10.15 to the Company's S-4 Registration Statement (Commission File No. 333-54262), Employment Agreement, as amended and restated January 1, 1999, by and among the Company, Kansas City Southern Lines, Inc. and Robert H. Berry, is hereby incorporated by reference as Exhibit 10.14

      10.15 Exhibit 10.16 to the Company's S-4 Registration Statement (Commission File No. 333-54262), Employment Agreement, as amended and restated January 1, 1999, by and among the Company, Kansas City Southern Lines, Inc. and Richard P. Bruening, is hereby incorporated by reference as Exhibit 10.15

      10.16 Exhibit 10.17 to the Company's S-4 Registration Statement (Commission File No. 333-54262), Employment Agreement, as amended and restated January 1, 1999, by and among the Company, Kansas City Southern Lines, Inc. and Louis G. Van Horn, is hereby incorporated by reference as Exhibit 10.16

      10.17 Exhibit 10.18 to the Company's Form 10-K for the year ended December 31, 1998 (Commission File No. 1-4717), Kansas City Southern Industries, Inc. Executive Plan, as amended and restated effective November 17, 1998, is hereby incorporated by reference as Exhibit 10.17

      10.18 Exhibit 10.19 to the Company's Form 10-K/A for the year ended December 31, 1998 (Commission File No. 1-4717), Stock Purchase Agreement, dated April 13, 1984, by and among Kansas City Southern Industries, Inc., Thomas H. Bailey, William C. Mangus, Bernard E. Niedermeyer III, Michael Stolper, and Jack R. Thompson is hereby incorporated by reference as Exhibit 10.18

     10.18.1 Exhibit 10.19.1 to the Company's Form 10-K/A for the year ended December 31, 1998 (Commission File No. 1-4717), Amendment to Stock Purchase Agreement, dated January 4, 1985, by and among Kansas City Southern Industries, Inc., Thomas H. Bailey, Bernard
             E. Niedermeyer III, Michael Stolper, and Jack R. Thompson is hereby incorporated by reference as Exhibit 10.18.1



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

(12)  Statements Re Computation of Ratios

      12.1 The Computation of Ratio of Earnings to Fixed Charges prepared pursuant to Item 601(b)(12) of Regulation S-K is attached to Form 10-K as Exhibit 12.1

(13) Annual Report to Security Holders, Form 10-Q or Quarterly Report to Security Holders
      (Inapplicable)

(16)  Letter Re Change in Certifying Accountant
      (Inapplicable)

(18)  Letter Re Change in Accounting Principles
      (Inapplicable)

(21)  Subsidiaries of the Company

        21.1    The list of the Subsidiaries of the Company prepared pursuant to
                Item 601(b)(21) of Regulation S-K is attached to Form 10-K as
                Exhibit 21.1

(22) Published Report Regarding Matters Submitted to Vote of Security Holders (Inapplicable)

(23)  Consents of Experts and Counsel

        23.1 The Consent of Independent Accountants prepared pursuant to Item 601(b)(23) of Regulation S-K is attached to Form 10-K as Exhibit 23.1

        23.2 The Consent of Independent Accountants prepared pursuant to Item 601(b)(23) of Regulation S-K is attached to this Form 10-K/A as
                Exhibit 23.2

(24)  Power of Attorney
      (Inapplicable)

(28)  Information from Reports Furnished to State Insurance Regulatory
      Authorities
      (Inapplicable)

(99)  Additional Exhibits

        99.1 The consolidated financial statements of Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. (including the notes thereto and the Report of Independent Accountants thereon) as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000 as listed under Item 14(a)(2) herein, are hereby included in this Form 10-K/A as Exhibit 99.1

(b)  Reports on Form 8-K

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on May 11, 2001.

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



                              /s/ Louis G. Van Horn
            --------------------------------------------------------
                                Louis G. Van Horn
                         Vice President and Comptroller

                         (Principal Accounting Officer)

                    KANSAS CITY SOUTHERN INDUSTRIES, INC.
                        2000 FORM 10-K/A ANNUAL REPORT

                              INDEX TO EXHIBITS

                                                                  Regulation S-K
Exhibit                                                             Item 601(b)
    No.                          Document                          Exhibit No.
---------        ----------------------------------------          -----------



 23.2            Consent of Independent Accountants                    23

 99.1            Grupo Transportacion Ferroviaria Mexicana, S.A.
                 de C.V. consolidated financial statements as of
                 December 31, 2000 and 1999 and for each of the
                 three years in the period ended December 31, 2000.    99