Form 10-Q
period 2001-03-31
KANSAS CITY SOUTHERN INDUSTRIES INC
filed 2001-05-15
CIK 54480

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

               Class                               Outstanding at April 30, 2001
--------------------------------------------------------------------------------

 Common Stock, $.01 per share par value                        58,336,926 Shares
--------------------------------------------------------------------------------

                      KANSAS CITY SOUTHERN INDUSTRIES, INC.

                                    FORM 10-Q
                                 MARCH 31, 2001

                                      INDEX

                                                                            Page

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

Introductory Comments                                                          2


Consolidated Condensed Balance Sheets -
     March 31, 2001 and December 31, 2000                                      3


Consolidated Condensed Statements of Income -
     Three Months Ended March 31, 2001 and 2000                                4


Computation of Basic and Diluted Earnings per Common Share                     4


Consolidated Condensed Statements of Cash Flows -
     Three Months Ended March 31, 2001 and 2000                                5


Consolidated Condensed Statements of Changes in Stockholders' Equity -
     Three Months Ended March 31, 2001                                         6


Notes to Consolidated Condensed Financial Statements                           7


Item 2.           Management's Discussion and Analysis of Financial

                  Condition and Results of Operations                         15


Item 3.           Qualitative and Quantitative Disclosures About Market Risk  24


PART II - OTHER INFORMATION

Item 1.           Legal Proceedings                                           25


Item 4.           Submission of Matters to a Vote of Security Holders         25


Item 6.           Exhibits and Reports on Form 8-K                            25



SIGNATURES                                                                    26

                      KANSAS CITY SOUTHERN INDUSTRIES, INC.

                                    FORM 10-Q
                                 MARCH 31, 2001

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

INTRODUCTORY COMMENTS

The Consolidated Condensed Financial Statements included herein have been prepared by Kansas City Southern Industries, Inc. ("Company" or "KCSI"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Consolidated Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (as amended), and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q. Results for the three months ended March 31, 2001 are not necessarily indicative of the results expected for the full year 2001.

As a result of the July 12, 2000 spin-off of Stilwell Financial Inc. ("Stilwell"), the Company's formerly wholly-owned financial services segment, the accompanying Consolidated Condensed Financial Statements for the three months ended March 31, 2000 reflects the results of operations and cash flows of Stilwell as discontinued operations. Additionally, periods presented in the accompanying Consolidated Condensed Financial Statements reflect a one-for-two reverse stock split, which was completed on July 12, 2000 in conjunction with the spin-off of Stilwell and had previously been approved by KCSI common stockholders.

                      KANSAS CITY SOUTHERN INDUSTRIES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                              (Dollars in Millions)


                                                                              March 31,         December 31,
                                                                               2001                2000
                                                                        -----------------    ----------------
                                                                           (Unaudited)
ASSETS

Current Assets:

    Cash and equivalents                                                  $       28.6         $       21.5
    Accounts receivable, net                                                     140.3                135.0
    Inventories                                                                   31.8                 34.0
    Other current assets                                                          23.7                 25.9
                                                                          ------------         ------------
        Total current assets                                                     224.4                216.4

Investments held for operating purposes                                          364.4                358.2

Properties (net of $636.0 and $622.9 accumulated
    depreciation and amortization, respectively)                               1,326.8              1,327.8

Intangibles and Other Assets                                                      40.8                 42.1
                                                                          ------------         ------------

    Total assets                                                          $    1,956.4         $    1,944.5
                                                                          ------------         ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

    Debt due within one year                                              $       38.7         $       36.2
    Accounts and wages payable                                                    44.4                 52.9
    Accrued liabilities                                                          164.3                159.9
                                                                          ------------         ------------
        Total current liabilities                                                247.4                249.0
                                                                          ------------         ------------

Other Liabilities:

    Long-term debt                                                               643.0                638.4
    Deferred income taxes                                                        336.9                332.2
    Other deferred credits                                                        79.5                 81.5
                                                                          ------------         ------------
        Total other liabilities                                                1,059.4              1,052.1
                                                                          ------------         ------------

Stockholders' Equity:

    Preferred stock                                                                6.1                  6.1
    Common stock                                                                   0.6                  0.6
    Retained earnings                                                            645.2                636.7
    Accumulated other comprehensive loss                                          (2.3)                 -
                                                                          ------------         ------------

        Total stockholders' equity                                               649.6                643.4
                                                                          ------------         ------------

    Total liabilities and stockholders' equity                            $    1,956.4         $    1,944.5
                                                                          ------------         ------------



See accompanying notes to consolidated  condensed  financial statements.

                      KANSAS CITY SOUTHERN INDUSTRIES, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  (Dollars in Millions, Except per Share Data)
                                   (Unaudited)

                                                                                             Three Months
                                                                                           Ended   March 31,
                                                                                           2001          2000
                                                                                       ----------    ----------

Revenues                                                                               $    144.0     $   148.9

Costs and expenses
    Salaries, wages and benefits                                                             49.1          51.2
    Purchased services                                                                       15.2          15.5
    Depreciation and amortization                                                            14.4          14.2
    Operating leases                                                                         12.2          12.7
    Fuel                                                                                     12.4          12.1
    Casualties and insurance                                                                 14.6           6.1
    Other                                                                                    20.0          19.1
                                                                                       ----------    ----------
Total costs and expenses                                                                    137.9         130.9
                                                                                       ----------    ----------
Operating income                                                                              6.1          18.0

Equity in net earnings of unconsolidated affiliates:
   Grupo Transportacion Ferroviaria
     Mexicana, S.A. de C.V.                                                                  11.1           8.2
     Other                                                                                    0.1           0.6
Interest expense                                                                            (15.2)        (17.5)
Other, net                                                                                    1.0           2.7
                                                                                       ----------    ----------
Income from continuing operations before income taxes, extraordinary item
    and cumulative effect of accounting change                                                3.1          12.0

Income tax provision (benefit)                                                               (3.2)          1.6
                                                                                       ----------    ----------
Income from continuing operations before extraordinary item
    and cumulative effect of accounting change                                                6.3          10.4

Income from discontinued operations (net of income taxes)                                     -           188.7
                                                                                       ----------    ----------
Income before extraordinary item and cumulative effect of accounting change                   6.3         199.1

Extraordinary item, net of income taxes
    Debt retirement costs                                                                     -            (5.9)

Cumulative effect of accounting change, net of income taxes                                  (0.4)          -
                                                                                       ----------    ----------
Net income                                                                             $      5.9    $    193.2
                                                                                       ==========    ==========
Per Share Data

Basic Earnings per Common share
   Continuing operations                                                               $     0.11    $     0.18
   Discontinued operations                                                                    -            3.40
                                                                                       ----------    ----------
     Basic Earnings per Common share before extraordinary item
       and cumulative effect of accounting change                                            0.11          3.58
   Extraordinary item, net of income taxes                                                    -           (0.10)
   Cumulative effect of accounting change, net of income taxes                              (0.01)         -
                                                                                       ----------    ----------
     Total Basic Earnings per Common share                                             $     0.10    $     3.48
                                                                                       ==========    ==========
Diluted Earnings per Common share

   Continuing operations                                                               $     0.10    $     0.18
   Discontinued operations                                                                    -            3.24
                                                                                       ----------    ----------
     Diluted Earnings per Common share before extraordinary item
        and cumulative effect of accounting change                                           0.10          3.42
   Extraordinary item, net of income taxes                                                    -           (0.10)
   Cumulative effect of accounting change, net of income taxes                              (0.00)         -
                                                                                       ----------    ----------
     Total Diluted Earnings per Common share                                           $     0.10    $     3.32
                                                                                       ==========    ==========
Weighted Average Common Shares Outstanding (in thousands)
     Basic                                                                                58,257        55,543
     Potential dilutive common shares                                                      2,519         1,939
                                                                                       ---------     ---------
       Diluted                                                                            60,776        57,482
                                                                                       ---------     ---------
Dividends Per Share:

     Per Preferred share                                                               $     .25     $     .25
     Per Common share                                                                         -             -

See accompanying notes to consolidated condensed financial statements.

                      KANSAS CITY SOUTHERN INDUSTRIES, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                              (Dollars in Millions)
                                   (Unaudited)

                                                                              Three Months
                                                                             Ended March 31,
                                                                          2001             2000
                                                                       ----------      ----------
CASH FLOWS PROVIDED BY (USED FOR):

OPERATING ACTIVITIES:

   Net income                                                          $     5.9       $    193.2
   Adjustments to reconcile net income to net cash
    from continuing operations
     Income from discontinued operations                                     -             (188.7)
     Depreciation and amortization                                          14.4             14.2
     Deferred income taxes                                                   4.8              5.0
     Equity in undistributed earnings of unconsolidated
        affiliates                                                         (11.2)            (8.8)
     Distributions from unconsolidated affiliates                            3.0              -
     Extraordinary items, net of tax                                         -                4.6
     Tax benefit realized upon exercise of stock options                     2.8              5.6
   Changes in working capital items:

     Accounts receivable                                                    (5.3)            12.0
     Inventories                                                             2.2              1.2
     Other current assets                                                    2.2              2.3
     Accounts and wages payable                                             (8.5)           (16.2)
     Accrued liabilities                                                     3.4            (34.7)
   Other, net                                                                0.1              -
                                                                       ----------      ----------
     Net cash provided by (used for) operating activities of
        continuing operations                                               13.8            (10.3)
                                                                       ----------      ----------


INVESTING ACTIVITIES:

   Property acquisitions                                                   (13.9)           (20.3)
   Proceeds from disposal of property                                        0.5              1.3
   Investment in and loans with affiliates                                  (0.4)            (1.7)
   Other, net                                                                0.2              1.1
                                                                       ----------      ----------
     Net cash used for investing activities of
        continuing operations                                              (13.6)           (19.6)
                                                                       ---------       ----------


FINANCING ACTIVITIES:

   Proceeds from issuance of long-term debt                                 15.0            760.0
   Repayment of long-term debt                                              (7.9)          (698.1)
   Proceeds from stock plans                                                 0.8             15.2
   Debt issuance costs                                                       -              (13.4)
   Cash dividends paid                                                      (0.1)            (4.7)
   Other, net                                                               (0.9)            (3.2)
                                                                       ---------       ----------
     Net cash provided by financing
        activities of continuing operations                                  6.9             55.8
                                                                       ---------       ----------


CASH AND EQUIVALENTS:

   Net increase in cash and cash equivalents                                 7.1             25.9
   At beginning of year                                                     21.5             11.9
                                                                       ---------       ----------
   At end of period                                                    $    28.6       $     37.8
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

                                                                                                     Accumulated
                                                                                                        other
                                                   $25 Par              $.01 Par       Retained     comprehensive
                                                 Preferred stock      Common stock     Earnings         income         Total
                                                 ---------------      ------------     --------         ------         -----

Balance at December 31, 2000                           $  6.1         $  0.6          $ 636.7        $   -            $ 643.4

Comprehensive income:
    Net income                                                                            5.9
    Cumulative effect of accounting change                                                              (0.9)
    Change in fair market value of cash flow
      hedge of unconsolidated affiliate                                                                 (1.4)
Comprehensive income                                                                                                     3.6
Dividends                                                                                (0.1)                          (0.1)
Options exercised and stock subscribed                    -              -                2.7            -               2.7
                                                       ------         ------          -------         -------         -------
Balance at March 31, 2001                              $  6.1         $  0.6          $ 645.2          $ (2.3)        $ 649.6
                                                       ======         ======          =======         =======         =======




































See accompanying notes to consolidated condensed financial statements.

                      KANSAS CITY SOUTHERN INDUSTRIES, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the management of Kansas City Southern Industries, Inc. ("Company" or "KCSI"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal closing procedures) necessary to present fairly the financial position of the Company and its subsidiary companies as of March 31, 2001 and December 31, 2000, the results of operations for the three months ended March 31, 2001 and 2000, and cash flows for the three months ended March 31, 2001 and 2000.


2. The accompanying consolidated condensed financial statements have been prepared consistently with accounting policies described in Note 2 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (as amended). The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year 2001.

3. On June 14, 2000 KCSI's Board of Directors approved the spin-off of Stilwell Financial Inc. ("Stilwell"), the Company's wholly-owned financial services subsidiary. KCSI completed its spin-off of Stilwell on July 12, 2000 through a special dividend of Stilwell common stock distributed to KCSI common stockholders of record on June 28, 2000 ("Spin-off").

     As of the date of the Spin-off, Stilwell was comprised of Janus Capital Corporation, an approximate 81.5% owned subsidiary (as of July 12, 2000); Berger LLC, an approximate 88% owned subsidiary; Nelson Money Managers Plc, an 80% owned subsidiary; DST Systems, Inc., an equity investment in which Stilwell held an approximate 32% interest; and miscellaneous other financial services subsidiaries and equity investments.

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

     As a result of the Spin-off, the accompanying consolidated condensed financial statements for the three month period ended March 31, 2000 reflect the results of operations and cash flows of Stilwell as discontinued operations.

     The  following   provides   financial   information  of  Stilwell  for  the
     three-month period ended March 31, 2000 (in millions):

     Revenues                                                                          $    545.1
     Operating expenses                                                                     300.2
                                                                                         --------
     Operating income                                                                       244.9
     Equity in earnings of unconsolidated affiliates                                         18.8
     Gain on litigation settlement                                                           44.2
     Gain on sale of Janus common stock                                                      15.1
     Interest expense and other, net                                                          7.3
                                                                                       ----------
     Pretax income                                                                          330.3
     Income tax provision                                                                   114.3
     Minority interest in consolidated earnings                                              27.3
                                                                                       ----------
     Income from discontinued operations, net of income taxes                          $    188.7
                                                                                       ----------

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

     On May 1, 2001, Stilwell announced that it completed its purchase of 600,000 shares of Janus common stock from Mr. Bailey under the terms and conditions of the Janus Stock Purchase Agreement. With the closing of this transaction, Mr. Bailey's ownership in Janus was reduced to approximately 6.2%.

     If all of the mandatory purchase and sale provisions and all the puts under all Janus minority stockholder agreements had been implemented as of March 31, 2001 (after giving effect to the completed purchase from Mr. Bailey as discussed above), and in the event Stilwell was unable to meet its obligation to purchase such shares, KCSI could have been ultimately responsible for approximately $613 million at March 31, 2001. In the future these amounts may be higher or lower depending on Janus' earnings, fair market value and the timing of the exercise. Payment for the purchase of the respective minority interests is to be made under the Janus Stock Purchase Agreement within 120 days after receiving notification of exercise of the put rights. Under the restriction agreements with certain other Janus minority stockholders, payment for the purchase of the respective minority interests is to be made 30 days after the later to occur of (i) receiving notification of exercise of the put rights or (ii) determination of the purchase price through the independent appraisal process.

     If Stilwell were unable to meet its obligation with respect to a Change in Ownership as of March 31, 2001, KCSI could have been ultimately responsible for approximately $665 million at March 31, 2001 (after giving effect to the completed purchase from Mr. Bailey as discussed above.)

4. The effect of stock options to employees represent the only difference between the weighted average shares used for the basic earnings per share computation compared to the diluted earnings per share computation. For the three months ended March 31, 2001 and 2000, the total incremental shares from assumed conversion of stock options included in the computation of diluted earnings per share were 2,519,226 and 1,939,154, respectively. The weighted average of options to purchase 33,654 and 6,414 shares were excluded in the first quarter 2001 and 2000 computation, respectively, because the exercise prices were greater than the average market price of the common shares.

     For the quarter ended March 31, 2000, potentially dilutive securities at certain Stilwell related subsidiaries and affiliates also affected the numerator of the diluted earnings per share calculation. These adjustments totaled approximately $2.3 million for the three months ended March 31, 2000 and only affected the diluted earnings per share from discontinued operations computation. Preferred dividends are the only adjustments that affect the numerator of the diluted earnings per share from continuing operations computation. Adjustments related to preferred dividends were not material for the periods presented.

5. The Company's inventories primarily consist of materials and supplies related to rail transportation.

6. Investments in unconsolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control. Investments in unconsolidated affiliates at March 31, 2001 include, among others, equity interests in Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. ("Grupo TFM"), Southern Capital Corporation, LLC ("Southern Capital"), Mexrail, Inc. ("Mexrail"), the Panama Canal Railway Company ("PCRC") and Panarail Tourism Company.

     The Company is party to certain agreements with Transportacion Maritima Mexicana, S.A. de C.V. ("TMM"), covering the Grupo TFM and Mexrail ventures. TMM (together with certain of its affiliates) owns approximately 38.4% of Grupo TFM and 51% of Mexrail. These agreements contain "change in control" provisions, provisions intended to preserve the Company's and TMM's proportionate ownership of the ventures, and super majority provisions with respect to voting on certain significant transactions. Such agreements also provide a right of first refusal in the event that either party initiates a divestiture of its equity interest in Grupo TFM or Mexrail. Under certain circumstances, such agreements could affect the Company's ownership percentage and rights in these equity affiliates.

     Condensed financial information of certain unconsolidated affiliates is shown below. Grupo TFM is presented on U.S. GAAP basis. Financial information of immaterial unconsolidated affiliates has been omitted:


Financial Condition (dollars in millions):

                                      March 31, 2001                                December 31, 2000
                           -----------------------------------------      --------------------------------------------
                                                            Southern                                        Southern
                           Mexrail    PCRC    Grupo TFM     Capital       Mexrail    PCRC      Grupo TFM     Capital
                           -------    ----    ----------    -------       -------    ----      ----------    -------

  Current assets           $  34.3   $  1.4 $      207.2  $     2.8       $   24.7  $   7.1   $     190.9    $    0.2
  Non-current assets          51.7     54.0      1,924.1      252.2           42.7     48.6       1,885.6       262.0
                           -------   ------ ------------  ----------      --------   ------   -----------    --------
       Assets              $  86.0   $ 55.4 $    2,131.3  $   255.0       $   67.3  $  55.7   $   2,076.5    $  262.2
                           =======   ====== ============  =========       ========  =======   ===========    ========

  Current liabilities      $  51.8   $  0.1 $       73.9  $     0.5       $   32.2  $   0.6   $      80.5    $    0.4
  Non-current liabilities      6.1     37.1        841.5      214.8            6.7     37.1         817.8       212.5
  Minority interest            -        -          364.7        -              -        -           357.2         -
  Equity of stockholders
    and partners              28.1     18.2        851.2       39.7           28.4     18.0         821.0        49.3
                           -------   ------ ------------   --------       --------  -------   -----------    --------
       Liabilities and

         equity            $  86.0   $ 55.4 $    2,131.3  $   255.0       $   67.3  $  55.7   $   2,076.5    $  262.2
                           =======   ====== ============  =========       ========  =======   ===========    ========

  KCSI's investment        $  13.0   $  9.5 $      317.1  $    19.7       $   13.3  $   9.5   $     306.0    $   24.6
                           =======   ====== ============  =========       ========  =======   ===========    ========


Operating Results (dollars in millions):

                                                                                             Three Months
                                                                                            Ended March 31,
                                                                                    ------------------------------
                                                                                        2001              2000
                                                                                    ----------         -----------
Revenues:
     Mexrail                                                                        $     14.6         $    13.2
     PCRC                                                                                  -                 -
     Grupo TFM                                                                           156.1             146.7
     Southern Capital                                                                      7.6               7.9

   Operating costs and expenses:
     Mexrail                                                                        $     15.3         $    13.2
     PCRC                                                                                  0.4               0.2
     Grupo TFM                                                                            70.3             106.3
     Southern Capital                                                                      6.7               7.0

   Net income (loss):
     Mexrail                                                                        $     (0.3)        $    (0.2)
     PCRC                                                                                  0.0              (0.1)
     Grupo TFM                                                                            30.2              19.9
     Southern Capital                                                                      0.9               0.9

     The decrease in Grupo TFM's operating expenses resulted from the recognition by TFM of approximately $60 million of pre-tax income relating to certain concession assets. This transaction resulted in a contribution to the Company's income from continuing operations of approximately $9.1 million.

7. Noncash Investing and Financing Activities. In conjunction with the January 2000 refinancing of the Company's debt structure, KCSI borrowed $125 million under a $200 million 364-day senior unsecured competitive advance/revolving credit facility to retire debt obligations. Stilwell assumed this credit facility and repaid the $125 million in March 2000. Upon such assumption, KCSI was released from all obligations, and Stilwell became the sole obligor, under this credit facility. The Company's indebtedness decreased as a result of the assumption of this indebtedness by Stilwell.

     The Company initiated the Twelfth Offering of KCSI common stock under the Employee Stock Purchase Plan ("ESPP") during 2000. Stock subscribed under the Twelfth Offering will be issued to employees in 2002 and is being paid for through employee payroll deductions in 2001. During the first quarter of 2001, the Company received approximately $1.0 million from payroll deductions associated with this offering of the ESPP.

     In the first quarter of 2000, the Company issued approximately 183,117 shares of KCSI common stock under the Eleventh Offering of the ESPP. These shares, totaling a purchase price of approximately $6.3 million, were subscribed and paid for through employee payroll deductions in 1999.

8. Derivative Instruments and Hedging Activities. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires that derivatives be recorded on the balance sheet as either assets or liabilities measured at fair value. Changes in the fair value of derivatives are recorded either through current earnings or as other comprehensive income, depending on the type of hedge transaction. For fair value hedge transactions (changes in the fair value of an asset, liability or an unrecognized firm commitment are hedged), changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash flow hedge transactions (the variability of cash flows related to a variable rate asset, liability or a forecasted transaction are hedged), changes in the fair value of the derivative instrument will be reported in other comprehensive income to the extent it offsets changes in cash flows related to the variable rate asset, liability or forecasted transaction, with the difference reported in current earnings. Gains and losses on the derivative instrument reported in other comprehensive income would be reclassified in earnings in the periods in which earnings are impacted by the variability of the cash flow of the hedged item. The ineffective portion of all hedge transactions will be recognized in current period earnings.

     The Company currently has five separate interest rate cap agreements for an aggregate notional amount of $200 million designated as a cash flow hedge. The Company's objective is to manage its interest rate risk through the use of these interest rate caps or other such derivative instruments in accordance with the provisions of its credit facilities (See Note 11). These interest rate cap agreements are designed to hedge the Company's exposure to movements in the London Inter-bank Offered Rate ("LIBOR") on which the Company's variable rate interest is calculated. $100 million of the aggregate notional amount provides a cap on the Company's LIBOR interest rate of 7.25% plus the applicable spread, while $100 million limits the LIBOR interest rate to 7% plus the applicable spread. By holding these interest rate cap agreements, the Company is able to limit the risk of rising interest rates on its variable rate debt.

     KCSI adopted the provisions of SFAS 133 effective January 1, 2001. As a result of this change in the method of accounting for derivative financial instruments, the Company recorded an after-tax charge to earnings of $0.4 million in the first quarter of 2001. This charge is presented as a cumulative effect of an accounting change in the accompanying financial statements. This amount represents the ineffective portion of interest rate cap agreements. The Company recorded an additional $0.1 million during the first quarter for changes in the fair value of its interest rate cap instruments from January 1, 2001 to March 31, 2001.

     In addition, the Company recorded a reduction to its stockholders' equity (accumulated other comprehensive income) of approximately $2.3 million for its portion of the amount recorded by Southern Capital for the adjustment to the fair value of interest rate swap transactions. The Company also reduced its investment in Southern Capital by the same amount.

9. Registration of Senior Unsecured Notes. During the third quarter of 2000, the Company completed a $200 million private offering of debt securities through its wholly-owned subsidiary, KCSR. The offering, completed pursuant to Rule 144A under the Securities Act of 1933 in the United States and Regulation S outside the United States, consisted of 8-year Senior Unsecured Notes ("Notes"). These Notes bear a fixed annual interest rate of 9.5% and are due on October 1, 2008.

     On January 25, 2001, the Company filed a Form S-4 Registration Statement with the Securities and Exchange Commission ("SEC") registering exchange notes under the Securities Act of 1933. The Company filed Amendment No. 1 to this Registration Statement and the SEC declared this Registration Statement, as amended, effective on March 15, 2001, thereby providing the opportunity for holders of the initial Notes to exchange them for registered notes. The registration exchange offer expired on April 16, 2001 and all of the original Notes were exchanged for $200 million of registered notes.

10. Cost Reduction Plan. During the first quarter of 2001, KCSI announced a cost reduction strategy designed to keep the Company competitive during the existing economic slow-down. The cost reduction strategy resulted in a reduction of approximately 5% of the Company's total workforce (both management and union employees). Additionally, KCSI implemented a voluntary, temporary salary reduction for middle and senior management and temporarily suspended certain management benefits. The Company also delayed the implementation of its new computer system, Management Control System ("MCS"), until economic conditions improve and appropriate training can be administered without significant disruption to the operations of the railroad. Further, the planned capital expenditures for 2001 have been reduced by approximately $21 million. These capital reductions will not affect the planned maintenance for the physical structure of the railroad, but will limit the amount of discretionary expenditures for projects such as capacity improvements. During the first quarter of 2001, the Company recorded approximately $1.3 million of costs related to severance benefits associated with the workforce reduction. As of March 31, 2001, the amount of severance benefits paid and charged against the liability relating to employees actually terminated was not material. It is anticipated that the majority of these employees will be terminated in second quarter 2001.

11. Waiver for Bank Debt Covenants. Due to the impact of the recent economic slow-down in the United States on the operations of the Company, the Company requested and received from lenders a waiver from certain of the financial and coverage covenant provisions outlined in the credit agreement of the Company's $750 million Senior Secured Credit Facilities. This waiver was granted from lenders of these credit facilities on March 19, 2001 and is effective until May 15, 2001. In addition, the Company requested an amendment to the applicable covenant provisions of the credit agreement.
     The amendment temporarily revises certain of the covenant provisions (including financial and coverage provisions) for a period of four quarters to provide the Company with sufficient time to strengthen its financial position and pursue various financing alternatives. The lenders approved and executed the amendment to the credit agreement on May 10, 2001. At March 31, 2001, the Company had $415 million borrowed under these facilities, comprised of $400 million of term debt and $15 million under the revolving credit facility.

12. Litigation. The Company has had no significant changes in its outstanding litigation or other contingencies from that previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The following provides a discussion of the Bogalusa cases and the Jaroslawicz case.

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

     KCSR believes the probability for damages in these cases to be remote. If KCSR were to be found liable for punitive damages in these cases, such a judgment could have a material adverse effect on the Company's results of operations, financial position and cash flows.

     Jaroslawicz Class Action. On October 3, 2000, a lawsuit was filed in the New York State Supreme Court purporting to be a class action on behalf of the Company's preferred shareholders, and naming the Company, its Board of Directors and Stilwell as defendants. This lawsuit seeks a declaration that the Company's Spin-off was a defacto liquidation of the Company, alleges violation of Directors' fiduciary duties to the preferred shareholders and also seeks a declaration that the preferred shareholders are entitled to receive the par value of their shares and other relief. The Company filed a motion to dismiss with prejudice in the New York Supreme Court on December 22, 2000; the plaintiff filed its brief in opposition to the motion to dismiss on February 1, 2001, and the Company served reply papers on March 7, 2001. The motion to dismiss is now fully briefed and a ruling has not been rendered. Management believes the suit to be groundless and will continue to defend the matter vigorously.

13. Condensed Consolidating Financial Information. In September 2000, KCSR issued $200 million of 9.5% Senior Notes due 2008. These notes are unsecured obligations of KCSR, however, they are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by KCSI and certain of the subsidiaries (all of which are wholly-owned) within the KCSI consolidated group. KCSI has registered exchange notes with the SEC that have substantially identical terms and associated guarantees and all of the initial Senior Notes have been exchanged for $200 million of registered exchange notes.

     The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 "Financial statements of guarantors and issuers of guaranteed securities registered or being registered." This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with generally accepted accounting principles.

Condensed Consolidating Statements of Income

                                                    Three months ended March 31, 2001 (dollars in millions)
                                -------------------------------------------------------------------------------------
                                                                          Non-
                                           Subsidiary    Guarantor      Guarantor    Consolidating   Consolidated
                                  Parent     Issuer    Subsidiaries   Subsidiaries   Adjustments         KCSI

Revenues                            $  _      $  130.2      $   16.2        $   5.5       $   (7.9)       $   144.0
Costs and expenses                    2.4        125.2          12.6            5.6           (7.9)           137.9
                                 --------     --------      --------       --------       --------         --------
    Operating income (loss)          (2.4)         5.0           3.6           (0.1)           -                6.1

Equity in net earnings of
  Unconsolidated affiliates and
  Subsidiaries                        8.0         12.5           -             11.6          (20.9)            11.2

Interest expense                     (0.2)       (14.8)         (0.8)          (0.1)           0.7            (15.2)
Other, net                            -            1.7           -              -             (0.7)             1.0
                                 --------     --------      --------       --------       --------         --------
    Income from continuing
     operations before income taxes   5.4          4.4           2.8           11.4          (20.9)             3.1
Income tax provision (benefit)       (0.9)        (3.5)          1.1            0.1            -               (3.2)
                                 --------     --------      --------       --------       --------         --------

Income before cumulative effect
 of Accounting change                 6.3          7.9           1.7           11.3          (20.9)             6.3
                                 --------     --------      --------       --------       --------         --------
Cumulative effect of
 accounting  Change,
 net of income taxes                 (0.4)        (0.4)          -              -              0.4             (0.4)
                                 --------     --------      --------       --------       --------         --------
Net income                          $ 5.9      $   7.5       $   1.7       $   11.3       $  (20.5)        $    5.9
                                 ========     ========      ========       ========       ========         ========




                                                    Three months ended March 31, 2000 (dollars in millions)
                                -------------------------------------------------------------------------------------
                                                                          Non-
                                           Subsidiary    Guarantor      Guarantor    Consolidating   Consolidated
                                  Parent     Issuer    Subsidiaries   Subsidiaries   Adjustments         KCSI

Revenues                           $   _      $  135.4      $   16.5        $   2.4       $   (5.4)       $   148.9
Costs and expenses                    3.4        116.8          13.9            2.2           (5.4)           130.9
                                 --------     --------      --------       --------       --------         --------
    Operating income (loss)          (3.4)        18.6           2.6            0.2            -               18.0

Equity in net earnings of
  unconsolidated affiliates and
  subsidiaries                       12.1          8.7            -             8.6          (20.6)             8.8

Interest expense                     (2.4)       (17.0)         (1.0)          (0.7)           3.6            (17.5)
Other, net                            3.2          3.1           -              -             (3.6)             2.7
                                 --------     --------      --------       --------       --------         --------

    Income from continuing
    operations before income taxes    9.5         13.4           1.6            8.1          (20.6)            12.0


Income tax provision (benefit)       (0.9)         1.5           0.6            0.4            -                1.6
                                 --------     --------      --------       --------       --------         --------
Income from continuing
 operations                          10.4         11.9           1.0            7.7          (20.6)            10.4
Income from discontinued
 operations                         188.7          -             -            188.7         (188.7)           188.7
                                 --------     --------      --------       --------       --------         --------
Income before extraordinary
 items                              199.1         11.9           1.0          196.4         (209.3)           199.1
Extraordinary items, net of
 income taxes                        (5.9)         -             -              -              -               (5.9)
                                 --------     --------      --------       --------       --------         --------
Net income                        $ 193.2     $   11.9       $   1.0       $  196.4      $  (209.3)         $ 193.2
                                 ========    =========      ========      =========      =========         ========



Condensed Consolidating Balance Sheet

                                                           As of March 31, 2001 (dollars in millions)
                                -------------------------------------------------------------------------------------
                                                                         Non-
                                           Subsidiary   Guarantor      Guarantor     Consolidating   Consolidated
                                  Parent     Issuer   Subsidiaries   Subsidiaries    Adjustments         KCSI

ASSETS:
     Current assets                  $ 5.3     $ 186.2      $  35.6          $  10.1       $ (12.8)         $  224.4
     Investments held for
      operating purposes and
      investments in subsidiaries    671.6       447.3          0.7            353.1      (1,108.3)            364.4
     Properties, net                   0.4     1,230.3         94.1              2.0           --            1,326.8
     Intangibles and other
      assets                           0.3        28.3         14.1              0.1          (2.0)             40.8
                                  --------     --------    --------         --------       --------         --------
         Total assets              $ 677.6    $1,892.1      $ 144.5         $  365.3     $(1,123.1)        $ 1,956.4
                                  ========   =========     ========        =========    ===========        =========

LIABILITIES AND EQUITY:
     Current liabilities             $ 7.6     $ 214.3      $  23.0          $  15.2       $ (12.7)         $  247.4
     Long-term debt                    1.6       629.0          7.4              5.0           --              643.0
     Payable to affiliates             5.8        --           32.9             --           (38.7)               --
     Deferred income taxes             7.8       316.7         10.1              4.3          (2.0)            336.9
     Other liabilities                 5.2        67.4          7.1             --            (0.2)             79.5
     Stockholders equity             649.6       664.7         64.0            340.8      (1,069.5)            649.6
                                  --------    --------     --------         --------       --------         --------

         Total liabilities and
          Equity                   $ 677.6    $1,892.1      $ 144.5         $  365.3     $(1,123.1)       $  1,956.4
                                  ========   =========     ========        =========     =========        ==========



                                                         As of December 31, 2000 (dollars in millions)
                                -------------------------------------------------------------------------------------
                                                                         Non-
                                           Subsidiary   Guarantor      Guarantor     Consolidating   Consolidated
                                  Parent     Issuer   Subsidiaries   Subsidiaries    Adjustments         KCSI

ASSETS:

     Current assets                $  16.9     $ 179.7      $  32.6          $  10.1       $ (22.9)         $  216.4
     Investments held for
      operating purposes and
      investments in subsidiaries    666.3       445.0          0.7            343.8      (1,097.6)            358.2
     Properties, net                   0.3     1,230.1         95.2              2.2           --            1,327.8
     Intangibles and other assets      0.2        29.1         14.5              0.3          (2.0)             42.1
                                  --------    --------     --------        ---------    -----------        ---------
         Total assets              $ 683.7    $1,883.9      $ 143.0         $  356.4     $(1,122.5)        $ 1,944.5
                                  ========   =========     ========        =========    ===========        =========

LIABILITIES AND EQUITY:
     Current liabilities            $ 21.8     $ 221.1      $  21.2          $   7.8       $ (22.9)         $  249.0
     Long-term debt                    1.6       624.0          7.7              5.1           --              638.4
     Payable to affiliates             3.4        --           32.8             --           (36.2)               --
     Deferred income taxes             7.2       313.4          9.7              3.9          (2.0)            332.2
     Other liabilities                 6.3        65.8          9.4             --             --               81.5
     Stockholders equity             643.4       659.6         62.2            339.6      (1,061.4)            643.4
                                  --------    --------     --------         --------       --------         --------
          Total liabilities and
           Equity                  $ 683.7    $1,883.9      $ 143.0         $  356.4     $(1,122.5)       $  1,944.5
                                  ========   =========     ========        =========      =========        ==========



Condensed Consolidating Statements of Cash Flows

                                                  Three months ended March 31, 2001 (dollars in millions)
                                -------------------------------------------------------------------------------------
                                           Subsidiary   Guarantor    Non-Guarantor   Consolidating   Consolidated
                                  Parent    Issuer    Subsidiaries   Subsidiaries    Adjustments         KCSI

Net cash flows provided by (used
  for) operating activities:      $  (2.9)   $   11.3     $    5.6         $    0.3       $   (0.5)        $  13.8
                                  --------   ---------    ---------        ---------      ---------        --------
Investing activities:
    Property acquisitions             -         (13.2)        (0.7)             -              -             (13.9)
    Investments in and loans to
     affiliates                       -           -            -               (2.8)           2.4            (0.4)
    Other, net                        -           0.2          0.7              -             (0.2)            0.7
                                 --------   ---------    ---------        ---------      ---------        --------
         Net                          -         (13.0)         -               (2.8)           2.2           (13.6)
                                 --------   ---------    ---------        ---------      ---------        --------

Financing activities:
    Proceeds from issuance of
      long-term debt                  -          15.0          -                -              -              15.0
    Repayment of long-term debt       -          (7.5)        (0.4)             -              -              (7.9)
    Proceeds from loans from
      affiliates                      2.4         -            -                -             (2.4)            -
    Proceeds from stock plans         0.8         -            -                -              -               0.8
    Cash dividends paid              (0.1)        -            -                               -              (0.1)

    Other, net                       (1.3)        2.5         (2.0)             -             (0.1)           (0.9)
                                 --------   ---------    ---------        ---------      ---------        --------
        Net                           1.8        10.0         (2.4)             -             (2.5)            6.9
                                 --------   ---------    ---------        ---------      ---------        --------
Cash and equivalents:
    Net increase (decrease)          (1.1)        8.3          3.2             (2.5)          (0.8)            7.1
    At beginning of period            1.5        17.4          2.1              0.5            -              21.5
                                 --------   ---------    ---------        ---------      ---------        --------
    At end of period               $  0.4    $   25.7     $    5.3        $    (2.0)      $   (0.8)       $   28.6
                                 =========  =========    =========        ==========      =========       ========


                                                 Three months ended March 31, 2000 (dollars in millions)
                                -------------------------------------------------------------------------------------
                                           Subsidiary   Guarantor    Non-Guarantor   Consolidating   Consolidated
                                  Parent    Issuer    Subsidiaries   Subsidiaries    Adjustments         KCSI

Net cash flows provided by (used
  for) operating activities:    $  (11.0)    $   (0.4)    $    3.3        $    (2.3)      $    0.1       $    (10.3)
                                --------     ---------    ---------       ----------      ---------       -----------

Investing activities:
    Property acquisitions            -          (19.2)        (1.1)             -              -              (20.3)
    Investments in and loans to
      affiliates                   (22.6)          -           -                -             20.9             (1.7)
    Repayment of loans to
      affiliates                   530.7           -           -                -           (530.7)             -
    Other, net                       -           (3.4)         0.6              0.2            5.0              2.4
                                --------     ---------    ---------       ----------     ---------       -----------
        Net                        508.1        (22.6)        (0.5)             0.2         (504.8)           (19.6)
                                --------     ---------    ---------       ----------     ---------       -----------


Financing activities:
    Proceeds from issuance of
      long-term debt                125.0       635.0          -                -              -              760.0
    Repayment of long-term debt    (648.3)      (21.4)       (28.4)             -              -             (698.1)
    Proceeds from loans from
     affiliates                      37.4        -            27.4              -            (64.8)             -
    Repayment of loans from
      affiliates                      -        (572.3)         -                -            572.3              -
    Debt issuance costs               -         (13.4)         -                -              -              (13.4)
    Proceeds from stock plans        15.2         -            -                -              -               15.2
    Cash dividends paid              (4.7)        -            -                -              -               (4.7)
    Other, net                       (0.1)       (2.8)         0.4              2.1           (2.8)            (3.2)
                                 --------     --------    ---------       ----------      ---------      -----------
        Net                         475.5)       25.1         (0.6)             2.1          504.7             55.8
                                 --------     --------    ---------       ----------      ---------      -----------
Cash and equivalents:
    Net increase                     21.6         2.1          2.2              -              -               25.9
    At beginning of period            5.2         4.2          2.2              0.3            -               11.9
                                 --------     --------    ---------       ----------      ---------      -----------
    At end of period              $  26.8    $    6.3     $    4.4         $    0.3      $     -           $   37.8
                                 ========   =========    =========        =========      ==========      ==========



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The discussions set forth below, as well as other portions of this Form 10-Q, contain comments not based upon historical fact. Such forward-looking comments are based upon information currently available to management and management's perception thereof as of the date of this Form 10-Q. Readers can identify these forward-looking comments by the use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. The actual results of operations of Kansas City Southern Industries, Inc. ("KCSI" or the "Company") could materially differ from those indicated in forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the "Risk Factors" section of the Company's Registration Statement on Form S-4, as amended and declared effective on March 15, 2001, which is on file with the U.S. Securities and Exchange Commission (File No. 333-54262) and which "Risk Factors" section is hereby incorporated by reference herein. Readers are strongly encouraged to consider these factors when evaluating any forward-looking comments. The Company will not update any forward-looking comments set forth in this Form 10-Q.

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

KCSI, a Delaware corporation organized in 1962, is a holding company with principal operations in rail transportation. On July 12, 2000, KCSI completed its spin-off of Stilwell Financial Inc. ("Stilwell"), the Company's formerly wholly-owned financial services subsidiary.

KCSI supplies its various subsidiaries with managerial, legal, tax, financial and accounting services, in addition to managing other "non-operating" and more passive investments. KCSI's principal subsidiaries and affiliates include, among others:

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

Unless specifically indicated otherwise, all per share information included herein is presented on a diluted basis and reflects the one-for-two reverse stock split that occurred on July 12, 2000 in conjunction with the spin-of of Stilwell.

RECENT DEVELOPMENTS

Registration of Senior Unsecured Notes. During the third quarter of 2000, the Company completed a $200 million private offering of debt securities through its wholly-owned subsidiary, KCSR. The offering, completed pursuant to Rule 144A under the Securities Act of 1933 in the United States and Regulation S outside the United States, consisted of 8-year Senior Unsecured Notes ("Notes"). These Notes bear a fixed annual interest rate of 9.5% and are due on October 1, 2008.

On January 25, 2001, the Company filed a Form S-4 Registration Statement with the Securities and Exchange Commission ("SEC") registering exchange notes under the Securities Act of 1933. The Company filed Amendment No. 1 to this Registration Statement and the SEC declared this Registration Statement, as amended, effective on March 15, 2001, thereby providing the opportunity for holders of the initial Notes to exchange them for registered notes. The registration exchange offer expired on April 16, 2001 and all of the original Notes were exchanged for $200 million of registered notes.

Cost Reduction Plan. During the first quarter of 2001, KCSI announced a cost reduction strategy designed to keep the Company competitive during the existing economic slow-down. The cost reduction strategy resulted in a reduction of approximately 5% of the Company's total workforce (both management and union employees). Additionally, KCSI implemented a voluntary, temporary salary reduction for middle and senior management and temporarily suspended certain management benefits. The Company also delayed the implementation of its new computer system, Management Control System ("MCS"), until economic conditions improve and appropriate training can be administered without significant disruption to the operations of the railroad. Further, the planned capital expenditures for 2001 have been reduced by approximately $21 million. These capital reductions will not affect the planned maintenance for the physical structure of the railroad, but will limit the amount of discretionary expenditures for projects such as capacity improvements. During the first quarter of 2001, the Company recorded approximately $1.3 million of costs related to severance benefits associated with the workforce reduction. As of March 31, 2001, the amount of severance benefits paid and charged against the liability relating to employees actually terminated was not material. It is anticipated that the majority of these employees will be terminated during second quarter 2001.

Waiver for Bank Debt Covenants. Due to the impact of the recent economic slow-down in the United States on the operations of the Company, the Company requested and received from lenders a waiver from certain of the financial and coverage covenant provisions outlined in the credit agreement of the Company's $750 million Senior Secured Credit Facilities. This waiver was granted from lenders of these credit facilities on March 19, 2001 and is effective until May 15, 2001. In addition, the Company requested an amendment to the applicable covenant provisions of the credit agreement. The amendment temporarily revises certain of the covenant provisions (including financial and coverage provisions) for a period of four quarters to provide the Company with sufficient time to strengthen its financial position and pursue various financing alternatives. The lenders approved and executed the amendment to the credit agreement on May 10, 2001. At March 31, 2001, the Company had $415 million borrowed under these facilities, comprised of $400 million of term debt and $15 million under the revolving credit facility.

Implementation of Derivative Standard. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires that derivatives be recorded on the balance sheet as either assets or liabilities measured at fair value. Changes in the fair value of derivatives are recorded either through current earnings or as other comprehensive income, depending on the type of hedge transaction. For fair value hedge transactions (changes in the fair value of an asset, liability or an unrecognized firm commitment are hedged), changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash flow hedge transactions (the variability of cash flows related to a variable rate asset, liability or a forecasted transaction are hedged), changes in the fair value of the derivative instrument will be reported in other comprehensive income to the extent it offsets changes in cash flows related to the variable rate asset, liability or forecasted transaction, with the difference reported in current earnings. Gains and losses on the derivative instrument reported in other comprehensive income would be reclassified in earnings in the periods in which earnings are impacted by the variability of the cash flow of the hedged item. The ineffective portion of all hedge transactions will be recognized in current period earnings.

The Company currently has five separate interest rate cap agreements for an aggregate notional amount of $200 million designated as a cash flow hedge. The Company's objective is to manage its interest rate risk through the use of these interest rate caps or other such derivative instruments in accordance with the provisions of its credit facilities. These interest rate cap agreements are designed to hedge the Company's exposure to movements in the London Inter-bank Offered Rate ("LIBOR") on which the Company's variable rate interest is calculated. $100 million of the aggregate notional amount provides a cap on the Company's LIBOR interest rate of 7.25% plus the applicable spread, while $100 million limits the LIBOR interest rate to 7% plus the applicable spread. By holding these interest rate cap agreements, the Company is able to limit the risk of rising interest rates on its variable rate debt.

KCSI adopted the provisions of SFAS 133 effective January 1, 2001. As a result of this change in the method of accounting for derivative financial instruments, the Company recorded an after-tax charge to earnings of $0.4 million in the first quarter of 2001. This charge is presented as a cumulative effect of an accounting change in the accompanying financial statements. This amount represents the ineffective portion of interest rate hedging instruments. The Company recorded an additional $0.1 million during the first quarter for changes in the fair value of its interest rate hedging instruments from January 1, 2001 to March 31, 2001.

In addition, the Company recorded a reduction to its stockholders' equity (accumulated other comprehensive loss) of approximately $2.3 million for its portion of the amount recorded by Southern Capital for the adjustment to the fair value of interest rate swap transactions. The Company also reduced its investment in Southern Capital by the same amount.

RESULTS OF OPERATIONS

The Company reported income from continuing operations of $6.3 million, or $0.10 per share, for the first quarter of 2001 compared to income from continuing operations of $10.4 million, or $0.18 per share, for the first quarter of 2000. This $4.1 million quarter to quarter decline results primarily from a $4.9 million decrease in revenues, a $7.0 million increase in operating expenses, and a $1.7 million decline in other, net, partially offset by $2.9 million in higher equity earnings from Grupo TFM, a $2.3 million decrease in interest expense and lower income taxes of $4.8 million. The Company reported a cumulative effect of an accounting change of $0.4 million (after-tax) in the first quarter of 2001 as a result of the implementation of SFAS 133 discussed above. In the first quarter of 2000, the Company completed a debt refinancing whereby it retired approximately $400 million in debt prior to its maturity. Accordingly, the Company recorded debt retirement costs of approximately $5.9 million, after-tax ($0.10 per diluted share) in the first quarter of 2000, which is presented as an extraordinary item in the accompanying financial statements. The Company reported net income of $5.9 million ($0.10 per share) in the first quarter of 2001 compared to $193.2 million ($3.32 per share) in the same quarter of 2000, primarily as a result of income from the discontinued operations of Stilwell of $188.7 million recorded for the first quarter of 2000. As a result of the spin-off of Stilwell effective July 12, 2000, the Company did not report income from discontinued operations for the three months ended March 31, 2001.

CONTINUING OPERATIONS

The discussion that follows addresses the results of operations of the continuing operations of the Company. The revenue and expense information presented herein for the combined KCSR/Gateway Western reflects the results of KCSR/Gateway Western operating companies on a stand-alone basis. The results of KCSR subsidiaries and affiliates are excluded.

The following table summarizes the income statement components of the continuing operations of the Company for the three months ended March 31, 2001 and 2000, respectively, (in millions):

                                                                                        Three Months
                                                                                     Ended   March 31,
                                                                                     2001         2000

Revenues                                                                          $   144.0     $    148.9
Costs and expenses                                                                    137.9          130.9
                                                                                  ---------     ----------
Operating income                                                                        6.1           18.0
Equity in net earnings of
  unconsolidated affiliates:                                                           11.2            8.8
Interest expense                                                                      (15.2)         (17.5)
Other, net                                                                              1.0            2.7
                                                                                  ---------     ----------
    Income from continuing operations
       before income taxes                                                              3.1           12.0
Income tax provision (benefit)                                                         (3.2)           1.6
                                                                                  ---------     ----------
     Income from continuing operations                                            $     6.3     $     10.4
                                                                                  ---------     ------------


The following table summarizes the revenues and carload statistics of KCSR/Gateway Western for the three months ended March 31, 2001 and 2000, respectively. Certain prior period amounts have been reclassified to reflect changes in the business groups and to conform to the current period presentation.

                                                                                        Carloads and
                                                  Revenues                            Intermodal Units
                                               (in millions)                           (in thousands)
                                                Three months                            Three months
                                               ended March 31,                         ended March 31,
                                        -----------------------------           ----------------------------
                                           2001              2000                  2001              2000
                                        -----------       -----------           ----------       -----------
   General commodities:
     Chemical and petroleum             $      32.3       $     31.8                  40.8              39.8
     Paper and forest                          30.4             33.7                  44.9              50.4
     Agriculture and mineral                   21.3             24.5                  30.9              35.1
                                        -----------       ----------            ----------       -----------
   Total general commodities                   84.0             90.0                 116.6             125.3
     Intermodal and Automotive                 18.6             15.2                  76.8              57.7
     Coal                                      27.6             29.2                  46.5              48.0
                                         ----------       ----------            ----------       -----------
   Carload revenues and carload
     and intermodal units                     130.2            134.4                 239.9             231.0
                                                                                ----------       -----------
   Other rail-related revenues                  9.9             11.9
                                        -----------       ----------
     Total KCSR/Gateway
       Western revenues                       140.1            146.3
   Other subsidiary revenues                    3.9              2.6
                                        -----------       ----------
     Total consolidated revenues        $     144.0       $    148.9
                                        ===========       ==========

The following table summarizes the costs and expenses of KCSR/Gateway Western for the three months ended March 31, 2001 and 2000 respectively:

                                                                                  Three Months
                                                                                 Ended March 31,
                                                                           --------------------------
                                                                               2001           2000
                                                                           -----------    -----------

Salaries, wages and benefits                                               $    47.5      $    49.7
Fuel                                                                            12.4           12.1
Operating leases                                                                13.4           14.4
Depreciation and amortization                                                   13.4           13.2
Purchased services                                                              11.0           12.9
Casualties and insurance                                                        14.5            6.0
Materials and supplies                                                           7.3            8.3
Car Hire                                                                         6.5            2.7
Other                                                                            5.7            6.5
                                                                           ---------      ---------
    Total KCSR/Gateway Western costs and expenses                              131.7          125.8
    Other subsidiary costs and expenses                                          6.2            5.1
                                                                           ---------      ---------
       Total KCSI costs and expenses                                       $   137.9      $   130.9
                                                                           =========      =========

Three  Months  Ended March 31, 2001  Compared  With Three Months Ended March 31,
2000

Income from Continuing Operations. The Company reported income from continuing operations of $6.3 million for the first quarter of 2001 compared to income from continuing operations of $10.4 million for the first quarter of 2000. This $4.1 million quarter to quarter decline results primarily from a $4.9 million decrease in revenues, a $7.0 million increase in operating expenses, and a $1.7 million decline in other, net, partially offset by $2.9 million in higher equity earnings from Grupo TFM, a $2.3 million decrease in interest expense and lower income taxes of $4.8 million.

Revenues. Revenues totaled $144.0 million for the first quarter of 2001 versus $148.9 million in the first quarter of 2000. This $4.9 million (3.3%) decrease resulted from lower KCSR/Gateway Western revenues of approximately $6.2 million partially offset by higher revenues from other smaller subsidiaries. While revenue growth occurred for plastics (34.0%), petroleum (4.3%) and automotive (147.4%) traffic, lower revenues were noted for most other commodities served by KCSR/Gateway Western resulting from a decline in carload volumes primarily due to decreased demand related to the continued general slowdown in the U.S. economy. Also contributing to the decline was a change in the mix of traffic and a shorter average length of haul.

Operating Expenses. Operating expenses increased $7.0 million (5.3%) to $137.9 million in the first quarter of 2001 compared to $130.9 million in the first quarter of 2000. This resulted from a $5.9 million increase in KCSR/Gateway Western expenses and higher expenses at other smaller subsidiaries commensurate with higher revenues. The increase in KCSR/Gateway Western operating expenses is attributable to higher casualty and insurance costs, higher costs associated with the usage of rail cars from other rail carriers (car hire) and higher fuel costs. These cost increases were partially offset by cost declines for fringe benefits, materials and supplies and purchased services. The Company's operating expenses also include approximately $1.3 million of one-time costs related to severance benefits for the workforce reduction discussed in "Recent Developments."

Interest Expense. Interest expense for the three months ended March 31, 2001 decreased $2.3 million (13.1%) from the prior year quarter as a result of slightly lower interest rates and lower amortization related to debt issue costs.

Income tax expense. For the three months ended March 31, 2001, the income tax benefit was $3.2 million compared to an income tax provision of $1.6 million for the three months ended March 31, 2000. This variance in income tax expense resulted primarily from the fact that the Company does not provide deferred income tax expense on its equity earnings from Grupo TFM. During the first quarter of 2001, equity earnings from Grupo TFM were three times higher than the total income from continuing operations before income taxes compared to approximately 73% for the same 2000 period. In as much as the Company intends to indefinitely reinvest the equity earnings from Grupo TFM, the Company does not provide deferred income tax expense for the excess of its book basis over the tax basis of its investment in Grupo TFM. Excluding equity earnings of Grupo TFM, the consolidated effective income tax rate for the three months ended March 31, 2001 was (40.0%) compared to 42.1% for the first quarter of 2000.

Unconsolidated Affiliates. The Company recorded equity earnings of $11.2 million from unconsolidated affiliates for the three months ended March 31, 2001 compared to $8.8 million for the three months ended March 31, 2000. This increase is attributable to higher equity earnings from Grupo TFM, which increased $2.9 million quarter to quarter. This increase resulted from the recognition by TFM of approximately $60 million of pre-tax income relating to certain concession assets. This transaction resulted in a contribution to the Company's income from continuing operations of approximately $9.1 million. Grupo TFM revenues improved 6% to $156.1 million in the first quarter of 2001 compared to $146.7 million in the first quarter of 2000. These higher revenues were offset by an approximate 16.4% increase in operating expenses (exclusive of the income received related to the disposition of the concession assets) due primarily to higher fuel, car hire and lease costs, and other variable costs related to increased traffic volumes. These higher expenses led to a decline in ongoing operating income of 20% quarter to quarter. The first quarter 2001 operating ratio increased to 79.8% versus 72.7% in the same 2000 period. Additionally, first quarter 2001 results include a $1.5 million deferred tax benefit (calculated under U.S. generally accepted accounting principles -"U.S. GAAP") compared to a deferred tax benefit of $15.6 million in the first quarter of 2000, which was caused by fluctuations in the peso exchange rate and inflation. The Company reports its equity in Grupo TFM under U.S. GAAP while Grupo TFM reports under International Accounting Standards.

Combined KCSR/Gateway Western Operating Results. The following provides a comparative analysis of the revenue and expense components of the combined KCSR/Gateway Western operating companies for the quarter ended March 31, 2001 versus the quarter ended March 31, 2000:

Revenues

Combined KCSR/Gateway Western revenues decreased approximately $6.2 million quarter to quarter as declines in most commodities were partially offset by higher plastics, petroleum and intermodal and automotive revenues.

Chemical and petroleum products. For the three months ended March 31, 2001, chemical and petroleum product revenues increased $0.5 million, or 1.6%, compared with the same 2000 period. Higher plastics and petroleum product revenues were mostly offset by declines in other chemical products. The increase in plastics revenues results from a plant expansion by a customer in late 2000, while the increase in petroleum products relates to higher petroleum coke movements through our bulk storage facility in Port Arthur, Texas. The decline in other chemical products relates mostly to lower demand as a result of the sluggish U.S. economy. Chemical and petroleum products accounted for 24.8% and 23.7% of total carload revenues for the three months ended March 31, 2001 and 2000, respectively.

Paper and forest products. Paper and forest product revenues decreased $3.3 million, or 9.8%, quarter to quarter primarily due to a demand driven decline in carloads across the industry. The continued slow-down in the U.S. economy has affected the paper and forest product industry particularly hard as the need for raw materials in the related manufacturing and production industries has decreased. Wet weather in the southeast region of the United States has also contributed to the decline due to a disruption in logging activities. Management believes that when economic conditions improve there will be an increased demand for paper and forest products resulting in an increase in related revenues. Paper and forest products accounted for 23.3% and 25.1% of total carload revenues for the three months ended March 31, 2001 and 2000, respectively.

Agricultural and mineral products. Agricultural and mineral product revenues for the first quarter of 2001 declined 13.1% compared with the first quarter of 2000 primarily as a result of lower domestic grain shipments. A general decrease in the consumption of poultry in the United States has led to less demand for delivery of grain to our chicken producing customers. Additionally, because of the flooding in the upper midwest of the U.S. coupled with pricing pressures, grain has been originating in Illinois and Indiana rather than Iowa and Minnesota. This results in a much shorter haul for the Company's grain shipments. Management believes, however, that agriculture and mineral product revenues could improve during the remainder of 2001 due to a better market for exports to Mexico, as well as an improving poultry industry due to certain highly publicized animal diseases currently affecting beef production. Agriculture and mineral products accounted for 16.4% of total carload revenues for the first quarter of 2001 compared to 18.2% for the first quarter of 2000.

Intermodal and automotive. Intermodal and automotive revenues increased $3.4 million, or 22.4%, for the quarter ended March 31, 2001 compared to the quarter ended March 31, 2000. This improvement is comprised primarily of an increase in automotive revenues, which increased $4.2 million period to period, partially offset by a $0.8 million decline in total intermodal revenues. Automotive revenues have increased as a result of the following: (i) Mazda traffic originating at the International Freight Gateway ("IFG") at the former Richards-Gebaur airbase, which is located adjacent to and connects to KCSR's main line; and (ii) Ford business originating from the CSX in Louisville and interchanged with the Gateway Western in East St. Louis. This Ford automotive traffic is shipped to Kansas City via Gateway Western and interchanged with Union Pacific Railroad for delivery to the western part of the United States. Intermodal revenues have been affected by a marketing agreement with Norfolk
Southern, which was entered into during the second quarter of 2000. This marketing agreement provides that KCSR will perform haulage services for Norfolk Southern from Meridian to Dallas for an agreed upon haulage fee. Some of this haulage traffic has replaced previous carload intermodal traffic while some of the traffic is incremental to KCSR. A portion of the decline in intermodal revenues results from the Norfolk Southern haulage traffic that replaced existing intermodal revenues as KCSR is now receiving a smaller per unit haulage fee than the share of revenue it received as part of the intermodal movement. This traffic, however, has a lower cost base to KCSR as certain costs such as locomotives, fuel and car hire are incurred and paid by Norfolk Southern. In the long term intermodal revenues are expected to increase as a result of this haulage agreement. Management expects that both intermodal and automotive revenues will increase in 2001, primarily related to the relationships with Norfolk Southern and CN/IC and continued growth of the Mazda and Ford business. The early success of IFG is also expected to draw interest from additional car manufacturers as KCSR creates the image of being a quality transportation service provider in the automotive industry. Intermodal and automotive revenues accounted for 14.3% and 11.3% of total carload revenues for the quarters ended March 31, 2001 and 2000, respectively.

Coal. Coal revenues declined $1.6 million, or 5.5%, for the three months ended March 31, 2001 compared with the three months ended March 31, 2000. Lower coal revenues were attributable to an approximate 5% decline in tons delivered coupled with a decline in revenue per carload due to a shorter average length of haul. Management expects coal revenues to improve during the remainder of 2001 as a result of coal customers replenishing stockpiles, as well as the scheduled re-opening of the KCPL Hawthorn plant in June 2001. Hawthorn has been out of service since January 1999 due to an explosion at the Kansas City facility. Coal accounted for 21.2% and 21.7% of total carload revenues for the three months ended March 31, 2001 and 2000, respectively.

Costs and Expenses

For the quarter ended March 31, 2001, KCSR/Gateway Western operating expenses increased $5.9 million compared to the quarter ended March 31, 2000. This increase was largely due to higher casualty/insurance, car hire and fuel costs, partially offset by lower costs for salaries and wages, materials and supplies, purchased services and operating leases.

Salaries, Wages and Benefits. Salaries, wages and benefits expense for the three months ended March 31, 2001 decreased $2.2 million, or 4.4%, versus the comparable 2000 period. This decrease resulted from reduced employee counts, lower overall overtime costs, and the use of fewer relief crews coupled with lower fringe benefits. Fringe benefits were lower in the first quarter of 2001 because of a decline in stock option exercises compared to the first quarter of 2000, as well as reductions in retirement-based costs for certain union employees. These declines were partially offset by the one-time severance costs of approximately $1.3 million associated with the workforce reduction discussed in "Recent Developments."

Fuel. For the three months ended March 31, 2001, fuel expense increased $0.3 million, or 2.5%, compared to the same 2000 quarter. Despite an 11% decline in usage, fuel costs increased quarter to quarter due to a 15% increase in the average price per gallon. Fuel costs represented approximately 9.4% of total KCSR/Gateway Western operating expenses for first the quarter of 2001 compared to 9.6% in the same 2000 period.

Operating Leases. For the three months ended March 31, 2001, operating lease expense decreased $1.0 million, or 6.9%, compared to the first quarter of 2000 as a result of the expiration of certain leases that have not been renewed due to better fleet utilization.

Depreciation and Amortization. Depreciation and amortization expense was $13.4 for the first quarter of 2001 compared to $13.2 million for the first quarter of 2000. This increase results from increases in the asset base offset by property retirements and lower STB approved depreciation rates.

Purchased Services. For the three months ended March 31, 2001, purchased services expense decreased $1.9 million compared with the same period in 2000. This decline resulted from lower expenses related to intermodal lift services arising from a decline in trailers handled at terminals coupled with an increase in lift charges billed to others. Also contributing to the decline were lower legal fees and other general purchased services.

Casualties and Insurance. For the quarter ended March 31, 2001, casualties and insurance expense increased $8.5 million compared with the quarter ended March 31, 2000, as a result of several significant derailments and the settlement of a significant personal injury claim. Derailment expense in the first quarter of 2001 nearly exceeded the amount of derailment expense for the entire year of 2000. These derailments had a residual effect on our service levels due to mainline downtime, which resulted in some operating inefficiencies. Management believes that the significant increase in derailment expense is not reflective of the well-maintained physical plant of KCSR and Gateway Western.

Car Hire. For the first quarter of 2001, car hire expense (car hire payable, net of receivables) increased $3.8 million, or 140.7%, compared to the first quarter of 2000. An unusual number of significant first quarter 2001 derailments (see casualty and insurance above) coupled with the effects of the economic slowdown and line shut downs due to washouts and flooding had an impact on the efficiency of the Company's U.S. operations during the first quarter of 2001 and led to some service delays. As a result, first quarter 2001 car hire costs increased primarily because of a higher number of freight cars from other railroads on the Company's rail line. Also contributing to the increase in car hire expense was a higher number of auto rack cars used related to our increased automotive traffic as well as a decline in the number of KCSR cars offline and being used by other railroads due to lower industry-wide traffic volumes.

Operating Income and Operating Ratio. Operating income for the three months ended March 31, 2001 decreased $12.1 million, or 59%, compared to the same three-month period in 2000. This decline in operating income resulted from a 4.2% decrease in revenues and a 4.7% increase in operating expenses. These factors also resulted in a combined KCSR/Gateway Western operating ratio of 94.0% in the first quarter of 2001 compared to 86.0% in the first quarter of 2000.

TRENDS AND OUTLOOK

The Company's first quarter 2001 diluted earnings per share from continuing operations decreased 44% compared to its diluted earnings per share from continuing operations for the first quarter of 2000. KCSI's first quarter 2001 results have been favorably affected by the results of the investment in Grupo TFM. Domestically, however, the Company's operating results have been adversely affected by the current economic environment and competitive revenue pressures, as well as higher casualty and higher car hire costs. High fuel and interest costs have also affected the operating results of the Company. Combined KCSR/Gateway Western revenues declined approximately 4.2% during the first quarter of 2001 compared to the same 2000 period, reflecting the continued impact of the sluggish U.S. economy and competitive pricing issues. Higher operating costs resulted primarily from an $8.5 million increase in casualty costs and higher car hire costs.

A current outlook for the Company's businesses for the remainder of 2001 is as follows (refer to the first paragraph of "Overview" section of this Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, regarding forward-looking comments):

     Management expects that general commodities traffic and revenues will continue to be largely dependent on the economic trends within certain industries in the geographic region served by the railroads comprising the NAFTA Railway, as well as economic trends within the United States.
     Intermodal and automotive revenues are expected to continue to increase based on continued growth of automotive traffic, which is relatively new to the Company's traffic mix. Based on anticipated traffic levels, revenue for general freight for the remainder of 2001 is expected to increase slightly compared to 2000. Coal revenue is also expected to improve during 2001, with a return to more normalized volumes based on the level of existing stockpiles and underlying demand and the return of the KCPL Hawthorn plant. Variable costs and expenses are expected to be at levels proportionate with revenue activity assuming normalized rail operations, except for fuel expenses, which are expected to mirror market conditions.

     The service issues caused mostly by first quarter 2001 derailments had an adverse impact on our first quarter operating results. Management is addressing these service issues and believes that the second quarter 2001 operations will show improvement. In the short-term, the U.S. economic slow-down is expected to continue to present revenue challenges. In response to this, management implemented a cost reduction strategy in the first quarter of 2001 to address this slow-down and keep the Company competitive. In the longer term, management believes that, with the current cost structure, the NAFTA Railway provides an attractive service for shippers and is positioned to take advantage of the continued growth potential of NAFTA traffic.

     The Company expects to continue to participate in the earnings/losses from its equity investments in Grupo TFM, Southern Capital, Mexrail and PCRC. Due to the variability of factors affecting the Mexican economy, management can make no assurances as to the impact that a change in the value of the peso or a change in Mexican inflation will have on the results of Grupo TFM.

LIQUIDITY AND CAPITAL RESOURCES

Unless otherwise indicated, the discussion that follows addresses the liquidity and capital of the continuing operations of the Company.

Summary cash flow data for the continuing operations of the Company is as follows (in millions):

                                                                              Three Months
                                                                             Ended March 31
                                                                     -----------------------------
                                                                         2001              2000
                                                                     ------------      -----------
Cash flows provided by (used for):
    Operating activities                                              $    13.8        $    (10.3)
    Investing activities                                                  (13.6)            (19.6)
    Financing activities                                                    6.9              55.8
                                                                      ---------        ----------
    Cash and equivalents:
      Net increase                                                          7.1              25.9
      At beginning of year                                                 21.5              11.9
                                                                      ---------        ----------
      At end of period                                                $    28.6        $     37.8
                                                                      =========        ==========

During the three months ended March 31, 2001, the Company's consolidated cash position increased $7.1 million from December 31, 2000. This increase resulted mostly from the net proceeds from the issuance of long-term debt. Net operating cash inflows (outflows) were $13.8 million and ($10.3) million for the three months ended March 31, 2001 and 2000, respectively. This $24.1 million increase in operating cash flows was mostly attributable to changes in working capital balances, comprised chiefly of certain accounts payable and accrued liability payments made during first quarter 2000.

Net investing cash outflows were $13.6 million and $19.6 million during the three months ended March 31, 2001 and 2000, respectively. This $6.0 million difference results primarily from lower year to date 2001 capital expenditures and lower investments in affiliates, partially offset by a decrease in funds received from property dispositions.

During the first quarter of 2001, financing cash outflows were used primarily for the repayment of debt while financing cash inflows were generated from proceeds from issuance of long-term debt and proceeds from the issuance of common stock under stock plans. Net financing cash inflows were $6.9 million for the three months ended March 31, 2001 compared with net financing cash outflows of $55.8 million during the comparable 2000 period. This difference was primarily due to $7.1 million of net long-term borrowings and $0.8 million of proceeds from stock plans during the first quarter of 2001 compared to $61.9 million of net borrowings and proceeds from stock plans of $15.2 million during the first quarter of 2000. The Company paid only $0.1 million of dividends during the first quarter of 2001 compared to $4.7 million for the first quarter of 2000. Additionally, during the first quarter of 2000, the Company paid $13.4 million of debt issuance costs associated with the January 2000 restructuring of the Company's debt.

Cash flows from operations are expected to be slightly positive during the remainder of 2001 arising from operating income, which has historically resulted in positive operating cash flows. Investing activities will continue to use significant amounts of cash. Future roadway improvement projects will be primarily funded by operating cash flows or, secondarily, through borrowings under existing lines of credit.

In addition to operating cash flows, the Company has financing available through its various lines of credit with a maximum borrowing amount of $100 million. As of March 31, 2001, $85 million was available under these lines of credit. These credit agreements contain, among other provisions, various financial covenants. As discussed in "Recent Developments", the Company requested and received from lenders of its credit facilities a waiver from certain of its financial and coverage covenants. In addition, an amendment to the credit agreement was executed on May 10, 2001. This amendment temporarily revises certain of the financial and coverage covenant provisions for a period of four quarters to provide the Company with sufficient time to strengthen its financial position and pursue various financing alternatives. As a result of certain financial covenants contained in the credit agreements, maximum utilization of the Company's available lines of credit may be restricted.

In connection with the Company's debt restructuring in January 2000, KCSR entered into senior secured credit facilities ("KCS Credit Facilities") providing financing of up to $750 million, including a $200 million term loan due January 11, 2001 that was repaid with the proceeds from the private offering of Notes (see "Recent Developments"). On January 25, 2001, the Company filed a Form S-4 Registration Statement with the SEC registering exchange notes under the Securities Act of 1933. The Company filed Amendment No. 1 to this Registration Statement and the SEC declared this Registration Statement, as amended, effective on March 15, 2001, thereby providing the opportunity for holders of the initial Notes to exchange them for registered notes. The registration exchange offer expired on April 16, 2001 and all of the initial Notes were exchanged for $200 million of registered notes.

The Company filed a Universal Registration Statement on Form S-3 (File No. 33-69648) in September 1993, as amended in April 1996, for the offering of up to $500 million in aggregate amount of securities. The SEC declared that registration statement effective on April 22, 1996; however, no securities have been issued thereunder. Subject to certain restrictions under the KCS Credit Facilities, management expects that any net proceeds from the sale of securities under that registration statement would be added to the general funds of the Company and used principally for general corporate purposes, including working capital, capital expenditures, and acquisitions of or investments in businesses and assets.

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

The Company believes, based on current expectations, that its operating cash flows and available financing resources are sufficient to fund anticipated operating, capital and debt service requirements and other commitments through 2001. The Company is currently exploring financing alternatives to reduce its existing term bank debt.

The Company's consolidated ratio of debt to total capitalization was 51.2% at both March 31, 2001 and December 31, 2000, respectively. The Company's debt increased $7.1 million from December 31, 2000 to $681.7 million at March 31, 2001 as a result of net long-term borrowings. This increase in debt was mostly offset by an increase in the Company's stockholders' equity, which increased $6.2 million from December 31, 2000 to $649.6 million at March 31, 2001. This increase was due primarily to net income and the issuance of common stock under the stock plans. Management anticipates that the ratio of debt to total capitalization will remain flat during the remainder of 2001.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company has had no significant changes in its Quantitative and Qualitative Disclosures About Market Risk from that previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

Part I, Item 1. Financial Statements, Note 12 to the Consolidated Condensed Financial Statements of this Form 10-Q is hereby incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

a) The Company held its 2001 Annual Meeting of Stockholders ("Annual Meeting") on May 3, 2001. A total of 53,446,594 shares of the Common Stock, $.01 per share par value, and Preferred Stock, par value $25.00 per share, or 91.3% of the outstanding voting stock on the record date (58,542,732 shares), was represented at the Annual Meeting, thereby constituting a quorum. These shares voted together as a single class.

c) Proxies for the meeting were solicited pursuant to Regulation 14A; there was no solicitation in opposition to management's nominees for directors as listed in such Proxy Statement and all such nominees were elected. The only matter voted upon at the Annual Meeting was the election of three directors. The voting for the election of directors was as follows:

                                                                                             Total
                                                                                             Shares
                                                                                        ----------------
        Election of Three Directors
               (i)      A. Edward Allinson

                              For                                                             53,242,839
                              Against                                                                  -
                              Withheld                                                           600,583
                                                                                        ----------------
                                                     Total                                    53,843,422
                                                                                        ================

               (ii)     James R. Jones
                              For                                                             52,168,970
                              Against                                                                  -
                              Withheld                                                           600,583
                                                                                        ----------------
                                                     Total                                    52,769,553
                                                                                        ================

               ii)      Landon H. Rowland
                              For                                                             53,126,225
                              Against                                                                  -
                              Withheld                                                           600,583
                                                                                        ----------------
                                                     Total                                    53,726,808
                                                                                        ================


Item 6.           Exhibits and Reports on Form 8-K

a)   Exhibits

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

3.2 By-laws of Kansas City Southern Industries, Inc., as amended and restated to May 2, 2001, is attached to this Form 10-Q as Exhibit 3.2


(4)  Instruments Defining the Right of Security Holders, Including Indentures

     4.1 Exhibit 4.1 to the Company's Registration Statement (Commission File No. 333-54262), the Indenture, dated as of September 27, 2000, among the Company, The Kansas City Southern Railway Company, certain other subsidiaries of the Company and The Bank of New York, as trustee (the "2000 Indenture"), is hereby incorporated by reference as Exhibit 4.1

(10)     Material Contracts

     10.1 Second  Amendment  to the Credit  Agreement  (dated as of January  11,
          2000) dated as of May 10, 2001, among Kansas City Southern Industries, Inc. The Kansas City Southern Railway Company, the Lenders party hereto and The Chase Manhattan Bank, as administrative agent, collateral agent, issuing bank and swingline lender is attached to this Form 10-Q as Exhibit 10.1

b)   Reports on Form 8-K

        The Company filed a Current Report on Form 8-K dated March 26, 2001 under Item 5 of such form announcing the implementation of a cost reduction plan.

        The Company furnished a Current Report on Form 8-K dated April 4, 2001 announcing the date of its first quarter 2001 earnings release and conference call. The information included in this Current Report on Form 8-K was furnished pursuant to Item 9 and shall not be deemed to be filed.

        The Company furnished a Current Report on Form 8-K dated April 25, 2001 reporting its first quarter 2001 operating results. The information included in this Current Report on Form 8-K was furnished pursuant to
        Item 9 and shall not be deemed to be filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on May 14, 2001.

                     Kansas City Southern Industries, Inc.


                               /s/ Robert H. Berry
                      -------------------------------------
                                 Robert H. Berry

                Senior Vice President and Chief Financial Officer
                          (Principal Financial Officer)



                              /s/ Louis G. Van Horn
                     -------------------------------------
                                Louis G. Van Horn
                         Vice President and Comptroller

                         (Principal Accounting Officer)