Form 10-Q
period 2001-06-30
KANSAS CITY SOUTHERN INDUSTRIES INC
filed 2001-08-09
CIK 54480

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549



            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2001

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

Class                                               Outstanding at July 31, 2001
--------------------------------------------------------------------------------

Common Stock, $.01 per share par value                         58,685,562 Shares
--------------------------------------------------------------------------------

                    KANSAS CITY SOUTHERN INDUSTRIES, INC.

                                    FORM 10-Q

                                  JUNE 30, 2001

                                      INDEX

                                                                            Page

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Introductory Comments                                                          2


Consolidated Condensed Balance Sheets -
   June 30, 2001 and December 31, 2000                                         3


Consolidated Condensed Statements of Income

   Three and Six Months Ended June 30, 2001 and 2000                           4


Computation of Basic and Diluted Earnings per Common Share                     4


Consolidated Condensed Statements of Cash Flows -
   Six Months Ended June 30, 2001 and 2000                                     5

Consolidated Condensed Statements of Changes in Stockholders' Equity -
   Six Months Ended June 30, 2001                                              6

Notes to Consolidated Condensed Financial Statements                           7


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               16


Item 3.     Qualitative and Quantitative Disclosures About Market Risk        30


PART II - OTHER INFORMATION

Item 1.     Legal Proceedings                                                 31


Item 6.     Exhibits and Reports on Form 8-K                                  31


SIGNATURES                                                                    32

                    KANSAS CITY SOUTHERN INDUSTRIES, INC.

                                    FORM 10-Q

                                  JUNE 30, 2001

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

INTRODUCTORY COMMENTS

The Consolidated Condensed Financial Statements included herein have been prepared by Kansas City Southern Industries, Inc. ("Company" or "KCSI"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Consolidated Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (as amended), and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q. Results for the three and six months ended June 30, 2001 are not necessarily indicative of the results expected for the full year 2001.

As a result of the July 12, 2000 spin-off of Stilwell Financial Inc. ("Stilwell"), the Company's formerly wholly-owned financial services segment, the accompanying Consolidated Condensed Financial Statements for the three and six months ended June 30, 2000 reflects the results of operations and cash flows of Stilwell as discontinued operations. Additionally, periods presented in the accompanying Consolidated Condensed Financial Statements reflect a one-for-two reverse stock split, which was completed on July 12, 2000 in conjunction with the spin-off of Stilwell and had previously been approved by KCSI common stockholders.

                    KANSAS CITY SOUTHERN INDUSTRIES, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                              (Dollars in Millions)

                                                   June 30,     December 31,
                                                     2001          2000
                                                 ------------  ------------
                                                 (Unaudited)
ASSETS

Current Assets:

   Cash and equivalents                            $   18.6      $    21.5
   Accounts receivable, net                           136.3          135.0
   Inventories                                         29.7           34.0
   Other current assets                                21.6           25.9
                                                   --------      ---------
      Total current assets                            206.2          216.4

Investments held for operating purposes               375.3          358.2

Properties (net of $650.1 and $622.9 accumulated
   depreciation and amortization, respectively)     1,322.8        1,327.8

Intangibles and Other Assets                           41.9           42.1
                                                   --------      ---------

   Total assets                                    $1,946.2      $ 1,944.5
                                                   --------      ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

   Debt due within one year                        $   40.3      $    36.2
   Accounts and wages payable                          46.0           52.9
   Accrued liabilities                                142.7          159.9
                                                   --------      ---------
      Total current liabilities                       229.0          249.0
                                                   --------      ---------

Other Liabilities:

   Long-term debt                                     646.2          638.4
   Deferred income taxes                              343.0          332.2
   Other deferred credits                              72.7           81.5
                                                   --------      ---------
      Total other liabilities                       1,061.9        1,052.1
                                                   --------      ---------

Stockholders' Equity:

   Preferred stock                                      6.1            6.1
   Common stock                                         0.6            0.6
   Retained earnings                                  650.5          636.7
   Accumulated other comprehensive loss                (1.9)             -
                                                  ---------      ---------

      Total stockholders' equity                      655.3          643.4
                                                   --------      ---------

   Total liabilities and stockholders' equity      $1,946.2      $ 1,944.5
                                                   --------      ---------




   See accompanying notes to consolidated condensed financial statements.

                                                    KANSAS CITY SOUTHERN INDUSTRIES, INC.
                                                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                 (Dollars in Millions, Except per Share Data)
                                                                 (Unaudited)

                                                                          Three Months                         Six Months
                                                                         Ended June 30,                      Ended June 30,
                                                              --------------------------------        ----------------------------
                                                                     2001              2000               2001             2000
                                                              --------------       -----------        -----------      -----------
Revenues                                                           $   143.2         $   144.4          $   287.2        $   293.3

Costs and expenses
    Salaries, wages and benefits                                        47.6              47.8               96.7             99.0
    Purchased services                                                  16.5              14.7               31.7             30.2
    Depreciation and amortization                                       14.5              14.3               28.9             28.6
    Operating leases                                                    12.2              12.4               24.4             25.1
    Fuel                                                                11.4              11.0               23.8             23.1
    Casualties and insurance                                             7.8               7.1               22.4             13.2
    Other                                                               20.3              18.7               40.3             37.7
                                                                  ----------        ----------         ----------       ----------
Total costs and expenses                                               130.3             126.0              268.2            256.9

Operating Income                                                        12.9              18.4               19.0             36.4

Equity in net earnings of unconsolidated affiliates:
      Grupo Transportacion Ferroviaria
        Mexicana, S.A. de C.V.                                           4.9               8.0               16.0             16.2
      Other                                                              0.3               1.2                0.4              1.8
Interest expense                                                       (14.5)            (18.4)             (29.7)           (35.9)
Other, net                                                               1.1               0.9                2.1              3.6
                                                                  ----------        ----------         ----------       ----------
Income from continuing operations before income taxes,
      extraordinary item and cumulative effect of
      accounting change                                                  4.7              10.1                7.8             22.1
Income tax provision (benefit)                                           -                 1.3               (3.2)             2.9
                                                                  ----------        ----------         ----------       ----------
Income from continuing operations before extraordinary
      item and cumulative effect of accounting change                    4.7               8.8               11.0             19.2
Income from discontinued operations, net of income taxs                  -               151.7                -              340.4
                                                                  ----------        ----------         ----------       ----------
Income before extraordinary item and cumulative
        effect of accounting change                                      4.7             160.5               11.0            359.6
Extraordinary item, net of income taxes
      Debt retirement costs                                              -                 -                  -               (5.9)
Cumulative effect of accounting change, net of income taxes              -                 -                 (0.4)             -
                                                                  ----------        ----------         -----------      ----------
Net Income                                                         $     4.7         $   160.5          $    10.6        $   353.7
                                                                  ==========        ==========         ===========      ==========
Per Share Data

Basic Earnings per Common share
   Continuing operations                                          $     0.08        $     0.16         $      0.19      $     0.34
   Discontinued operations                                                -               2.72                 -              6.12
                                                                  ----------        ----------         ----------       ----------
      Basic Earnings per Common share before extraordinary item
      and cumulative effect of accounting change                        0.08              2.88                0.19            6.46
   Extraordinary item, net of income taxes                                -                 -                  -             (0.10)
   Cumulative effect of accounting change, net of income taxes            -                 -                (0.01)             -
                                                                  ----------        ----------         -----------      ----------
      Total Basic Earnings per Common share                       $     0.08        $     2.88         $      0.18      $     6.36
                                                                  ==========        ==========         ===========      ==========
Diluted Earnings per Common share
   Continuing operations                                          $     0.08        $     0.15         $      0.18      $     0.33
   Discontinued operations                                                -               2.59                 -              5.82
                                                                  ----------        ----------         ----------       ----------
      Diluted Earnings per Common share before extraordinary item
      and cumulative effect of accounting change                        0.08              2.74                0.18            6.15
   Extraordinary item, net of income taxes                                -                 -                  -             (0.10)
   Cumulative effect of accounting change, net of income taxes            -                 -                (0.01)             -
                                                                  ----------        ----------         -----------      ----------
      Total Diluted Earnings per Common share                     $     0.08        $     2.74         $      0.17      $     6.05
                                                                  ==========        ==========         ===========      ==========
Weighted Average Common Shares Outstanding (in thousands)
      Basic                                                           58,380            55,724              58,321          55,624
      Dilutive potential common shares                                 2,536             1,890               2,528           1,915
                                                                  ----------        ----------          ----------      ----------
        Diluted                                                       60,916            57,614              60,849          57,539
Dividends Per Share:

      Per Preferred share                                         $      .25        $      .25         $      .50       $      .50

                                See accompanying notes to consolidated condensed financial statements.


                                         KANSAS CITY SOUTHERN INDUSTRIES, INC.
                                     CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                  (Dollars in Millions)
                                                       (Unaudited)
                                                                               Six Months
                                                                             Ended June 30,
                                                                    -----------------------------
                                                                          2001             2000
                                                                    -------------      ----------
CASH FLOWS PROVIDED BY (USED FOR):

OPERATING ACTIVITIES:

   Net income                                                          $    10.6       $    353.7
   Adjustments to reconcile net income to net cash
    from continuing operations
     Income from discontinued operations                                       -           (340.4)
     Depreciation and amortization                                          28.9             28.6
     Deferred income taxes                                                   9.5             13.4
     Equity in undistributed earnings of unconsolidated affiliates         (16.4)           (18.0)
     Distributions from unconsolidated affiliates                            3.0              -
     Gain on sale of assets                                                 (3.1)            (2.3)
     Extraordinary item, net of tax                                            -              4.6
     Tax benefit realized upon exercise of stock options                     3.4              6.3
   Changes in working capital items:

     Accounts receivable                                                    (1.3)             7.4
     Inventories                                                             4.3              6.4
     Other current assets                                                    5.2              1.8
     Accounts and wages payable                                             (6.9)           (18.0)
     Accrued liabilities                                                   (19.2)           (11.4)
   Other, net                                                               (3.2)             2.4
                                                                       ---------       ----------
     Net cash provided by operating activities of
        continuing operations                                               14.8             34.5
                                                                       ---------       ----------

INVESTING ACTIVITIES:

   Property acquisitions                                                   (27.0)           (54.5)
   Proceeds from disposal of property                                        6.2              3.7
   Investment in and loans with affiliates                                  (5.5)            (1.5)
   Other, net                                                               (1.5)             0.7
                                                                       ---------       ----------
     Net cash used for investing activities of
        continuing operations                                              (27.8)           (51.6)
                                                                       ---------       ----------

FINANCING ACTIVITIES:

   Proceeds from issuance of long-term debt                                 30.0            794.0
   Repayment of long-term debt                                             (18.2)          (750.5)
   Proceeds from stock plans                                                 1.6             16.8
   Debt issuance costs                                                         -            (13.4)
   Cash dividends paid                                                      (0.1)            (4.8)
   Other, net                                                               (3.2)            (2.8)
                                                                       ---------       -----------
     Net cash provided by financing
        activities of continuing operations                                 10.1             39.3
                                                                       ---------       ----------


CASH AND EQUIVALENTS:

   Net increase in cash provided by (used for) continuing operations        (2.9)            22.2
   At beginning of year                                                     21.5             11.9
                                                                       ---------       ----------
   At end of period                                                    $    18.6       $     34.1
                                                                       =========       ==========



                          See  accompanying  notes  to  consolidated   condensed financial statements.




                               KANSAS CITY SOUTHERN INDUSTRIES, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Dollars in millions, except share amounts)
                                             (Unaudited)
                                                                          Accumulated
                                                                             other
                                 $25 Par       $.01 Par     Retained     comprehensive
                                Preferred       Common      Earnings         income          Total
                                  stock          stock

Balance at December 31, 2000       $  6.1        $  0.6      $ 636.7            $  -       $ 643.4

Comprehensive income:
   Net income                                                   10.6
   Cumulative effect of
     accounting change                                                            (0.9)
   Change in fair market value
    of cash flow hedge of
    unconsolidated affiliate                                                      (1.0)
Comprehensive income                                                                           8.7

Dividends                                                       (0.1)                         (0.1)
Options exercised and stock
 subscribed                            -            -            3.3               -           3.3
                                   -------      -------      -------           -------     -------
Balance at June 30, 2001           $  6.1        $  0.6      $ 650.5            $ (1.9)    $ 655.3
                                   -------      -------      -------           -------     -------



















   See accompanying notes to consolidated condensed financial statements.

                    KANSAS CITY SOUTHERN INDUSTRIES, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the management of Kansas City Southern Industries, Inc. ("Company" or "KCSI"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal closing procedures) necessary to present fairly the financial position of the Company and its subsidiary companies as of June 30, 2001 and December 31, 2000, the results of operations for the three and six months ended June 30, 2001 and 2000, and cash flows for the six months ended June 30, 2001 and 2000.

2. The accompanying consolidated condensed financial statements have been prepared consistently with accounting policies described in Note 2 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (as amended). The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year 2001. Certain 2000 information has been reclassified to conform to the current period presentation.

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

     As a result of the Spin-off, the accompanying consolidated condensed financial statements for the three and six-month periods ended June 30, 2000 reflect the results of operations and cash flows of Stilwell as discontinued operations.

     The following provides financial information of Stilwell for the three and six months ended June 30, 2000 (in millions):

                                      Three months          Six months
                                    ended June 30, 2000 ended June 30, 2000

Revenues                                  $  563.0          $1,108.1
Operating expenses                           307.2             607.4
                                           -------          --------
Operating income                             255.8             500.7
Equity in earnings of unconsolidated
 affiliates                                   15.8              34.6
Gain on litigation settlement                  -                44.2
Gain on sale of Janus common stock             -                15.1
Interest expense and other, net               10.2              17.5
                                           -------          --------
Pretax income                                281.8             612.1

Income tax provision                         102.3             216.6
Minority interest in consolidated earnings    27.8              55.1
                                           -------          --------
Income from discontinued operations,
  net of income taxes                     $  151.7          $  340.4
                                          ========          ========

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

     The Janus Stock Purchase Agreement has been assigned to Stilwell and Stilwell has assumed and agreed to discharge KCSI's obligations under that agreement. However, KCSI is obligated as a guarantor of Stilwell's obligations under that agreement. With respect to other restriction agreements not assigned to Stilwell, Stilwell has agreed to perform all of KCSI's obligations under these agreements and KCSI has agreed to transfer all of its benefits and assets under these agreements to Stilwell. In addition, Stilwell has agreed to indemnify KCSI for any and all losses incurred with respect to the Janus Stock Purchase Agreement and all other Janus minority stockholder agreements. KCSI believes, based on discussions with Stilwell management, that Stilwell has adequate financial resources available to fund any obligation under the mandatory purchase and sale provisions and Change in Ownership provisions described below. However, if Stilwell were unable to meet its obligations with respect to these agreements, KCSI would be obligated to make the payments under these agreements.

     On May 1, 2001, Stilwell announced that it completed its purchase of 600,000 shares of Janus common stock from Mr. Bailey under the terms and conditions of the Janus Stock Purchase Agreement. With the closing of this transaction, Mr. Bailey's ownership in Janus was reduced to approximately 6.2%.

     If all of the mandatory purchase and sale provisions and all the puts under all Janus minority stockholder agreements had been implemented as of June 30, 2001 (after giving effect to the completed purchase from Mr. Bailey as discussed above), and in the event Stilwell was unable to meet its obligation to purchase such shares, KCSI could have been ultimately responsible for approximately $613 million. In the future these amounts may be higher or lower depending on Janus' earnings, fair market value and the timing of the exercise. Payment for the purchase of the respective minority interests is to be made under the Janus Stock Purchase Agreement within 120 days after receiving notification of exercise of the put rights. Under the restriction agreements with certain other Janus minority stockholders, payment for the purchase of the respective minority interests is to be made 30 days after the later to occur of (i) receiving notification of exercise of the put rights or (ii) determination of the purchase price through the independent appraisal process.

     If Stilwell were unable to meet its obligation with respect to a Change in Ownership as of June 30, 2001, KCSI could have been ultimately responsible for approximately $665 million.

4. The effect of stock options to employees represent the only difference between the weighted average shares used for the basic earnings per share computation compared to the diluted earnings per share computation. The total incremental shares from assumed conversion of stock options included in the computation of diluted earnings per share were 2,535,350 and 2,527,288, respectively, for the three and six months ended June 30, 2001 and 1,890,109 and 1,914,631, respectively, for the three and six months ended June 30, 2000. The weighted average of options to purchase 20,000 and 26,827 shares of KCSI common stock were excluded from the diluted earnings per share computation for the three and six months ended June 30, 2001, respectively, because the exercise prices were greater than the average market price of the common shares. For each of the three and six-month periods ended June 30, 2000, the weighted average of options to purchase 6,414 shares were excluded from the respective diluted earnings per share computation because the exercise prices were greater than the average market price of the common shares.

     For the three and six months ended June 30, 2000, potentially dilutive securities at certain Stilwell related subsidiaries and affiliates affected the numerator of the diluted earnings per share calculation. These adjustments totaled approximately $2.7 million and $5.0 million for the three and six months ended June 30, 2000 and only affected the diluted earnings per share from discontinued operations computation. Preferred dividends are the only adjustments that affect the numerator of the diluted earnings per share from continuing operations computation. Adjustments related to preferred dividends were not material for the periods presented.

5. The Company's inventories primarily consist of materials and supplies related to rail transportation.

6. Investments in unconsolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control. Investments in unconsolidated affiliates at June 30, 2001 include, among others, equity interests in Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. ("Grupo TFM"), Southern Capital Corporation, LLC ("Southern Capital"), Mexrail, Inc. ("Mexrail"), the Panama Canal Railway Company ("PCRC") and Panarail Tourism Company.

     The Company is party to certain agreements with Transportacion Maritima Mexicana, S.A. de C.V. ("TMM"), covering the Grupo TFM and Mexrail ventures. KCSI owns approximately 36.9% of Grupo TFM and 49% of Mexrail. TMM (together with certain of its affiliates) owns approximately 38.5% of Grupo TFM and 51% of Mexrail. These agreements contain "change in control" provisions, provisions intended to preserve the Company's and TMM's proportionate ownership of the ventures, and super majority provisions with respect to voting on certain significant transactions. Such agreements also provide a right of first refusal in the event that either party initiates a divestiture of its equity interest in Grupo TFM or Mexrail. Under certain circumstances, such agreements could affect the Company's ownership percentage and rights in these equity affiliates.

     Condensed financial information of certain unconsolidated affiliates as furnished by those affiliates is shown below. All information (including Grupo TFM) is presented on a U.S. GAAP basis. Financial information of immaterial unconsolidated affiliates has been omitted:

     Financial Condition (dollars in millions):

                                       June 30, 2001                                December 31, 2000
                          -----------------------------------------      --------------------------------------------
                                                           Southern                                         Southern
                           Mexrail    PCRC    Grupo TFM     Capital       Mexrail    PCRC      Grupo TFM     Capital
                           -------    ----    ----------    -------       -------    ----      ----------    -------

  Current assets           $  43.4   $  9.3 $      246.1  $     2.0       $   24.6  $   7.1   $     190.9    $    0.2
  Non-current assets          51.9     67.7      1,914.5      249.5           42.7     48.6       1,885.6       262.0
                           -------   ------ ------------  ---------       --------   ------   -----------    --------
       Assets              $  95.3   $ 77.0 $    2,160.6  $   251.5       $   67.3  $  55.7   $   2,076.5    $  262.2
                           =======   ====== ============  =========       ========  =======   ===========    ========

  Current liabilities      $  61.9   $  6.0 $       73.6  $     -         $   32.2  $   0.6   $      80.5    $    0.4
  Non-current liabilities      5.8     42.2        854.2      205.8            6.7     37.1         817.8       212.5
  Minority interest            -        -          368.3        -              -        -           357.2         -
  Equity of stockholders
    and partners              27.6     28.8        864.5       45.7           28.4     18.0         821.0        49.3
                           -------   ------ ------------   --------       --------  -------   -----------    --------
       Liabilities and

         equity            $  95.3   $ 77.0 $    2,160.6  $   251.5       $   67.3  $  55.7   $   2,076.5    $  262.2
                           =======   ====== ============  =========       ========  =======   ===========    ========

  KCSI's investment        $  12.7   $ 12.5 $      319.2  $    22.8       $   13.3  $   9.5   $     306.0    $   24.6
                           =======   ====== ============  =========       ========  =======   ===========    ========


Operating Results (dollars in millions):

                                  Three Months                 Six Months
                                 Ended June 30,              Ended June 30,
                              --------------------       ---------------------
                                2001        2000           2001        2000
                              --------------------       ---------------------
Revenues:
   Mexrail                    $   14.5     $  13.7       $   29.1     $  26.9
   PCRC                            0.0         0.0            0.0         0.0
   Grupo TFM                     171.9       163.3          327.9       310.0
   Southern Capital                7.5         7.6           15.1        15.5

  Operating costs and expenses:
   Mexrail                    $   15.3     $  12.9       $   30.6     $  26.1
   PCRC                            0.5         0.7            0.9         0.9
   Grupo TFM                     129.2       110.6          199.5       217.0
   Southern Capital                6.5         6.9           13.2        13.9

  Net income:
   Mexrail                    $   (0.5)    $   0.3       $   (0.8)    $   0.1
   PCRC                           (0.3)       (0.6)          (0.3)       (0.7)
   Grupo TFM                      13.3        19.2           43.5        39.1
   Southern Capital                1.1         0.7            2.0         1.6



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

     The Company initiated the Twelfth Offering of KCSI common stock under the Employee Stock Purchase Plan ("ESPP") during 2000. Stock subscribed under the Twelfth Offering will be issued to employees in 2002 and is being paid for through employee payroll deductions in 2001. During the first six months of 2001, the Company has received approximately $1.4 million from payroll deductions associated with this offering of the ESPP.

     In the first quarter of 2000, the Company issued approximately 183,117 shares of KCSI common stock under the Eleventh Offering of the ESPP. These shares, totaling a purchase price of approximately $6.3 million, were subscribed and paid for through employee payroll deductions in 1999.

8. Derivative Instruments and Hedging Activities. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires that derivatives be recorded on the balance sheet as either assets or liabilities measured at fair value. Changes in the fair value of derivatives are recorded either through current earnings or as other comprehensive income, depending on the type of hedge transaction. For fair value hedge transactions (changes in the fair value of an asset, liability or an unrecognized firm commitment are hedged), changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash flow hedge transactions (the variability of cash flows related to a variable rate asset, liability or a forecasted transaction are hedged), changes in the fair value of the derivative instrument will be reported in other comprehensive income to the extent it offsets future changes in cash flows related to the variable rate asset, liability or forecasted transaction, with the difference reported in current earnings. Gains and losses on the derivative instrument reported in other comprehensive income would be reclassified in earnings in the periods in which earnings are impacted by the variability of the cash flow of the hedged item. The ineffective portion of all hedge transactions will be recognized in current period earnings.

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

     KCSI adopted the provisions of SFAS 133 effective January 1, 2001. As a result of this change in the method of accounting for derivative financial instruments, the Company recorded an after-tax charge to earnings of $0.4 million in the first quarter of 2001. This charge is presented as a cumulative effect of an accounting change in the accompanying financial statements. This amount represents the ineffective portion of interest rate cap agreements. The Company recorded an additional $0.2 million charge during the first six months for changes in the fair value of its interest rate hedging instruments from January 1, 2001 to June 30, 2001. As of June 30, 2001, the interest rate cap asset had a fair value of less than $0.1 million.

     In addition, through June 30, 2001, the Company has recorded a reduction to its stockholders' equity (accumulated other comprehensive income) of approximately $1.9 million for its portion of the amount recorded by Southern Capital for the adjustment to the fair value of interest rate swap transactions. The Company also reduced its investment in Southern Capital by the same amount.

9. Registration of Senior Unsecured Notes. During the third quarter of 2000, the Company completed a $200 million private offering of debt securities through its wholly-owned subsidiary, KCSR. The offering, completed pursuant to Rule 144A under the Securities Act of 1933 in the United States and Regulation S outside the United States, consisted of 8-year Senior Unsecured Notes ("Senior Notes"). These Senior Notes bear a fixed annual interest rate of 9.5% and are due on October 1, 2008.

     On January 25, 2001, the Company filed a Form S-4 Registration Statement with the Securities and Exchange Commission ("SEC") registering exchange notes under the Securities Act of 1933. The Company filed Amendment No. 1 to this Registration Statement and the SEC declared this Registration Statement, as amended, effective on March 15, 2001, thereby providing the opportunity for holders of the Senior Notes to exchange them for registered notes with substantially identical terms. The registration exchange offer expired on April 16, 2001 and all of the original Senior Notes were exchanged for $200 million of registered notes.

10. Cost Reduction Plan. During the first quarter of 2001, KCSI announced a cost reduction strategy designed to keep the Company competitive during the existing economic slow-down. The cost reduction strategy resulted in a reduction of approximately 5% of the Company's total workforce (excluding Train and Engine personnel). Additionally, KCSI implemented a voluntary, temporary salary reduction for middle and senior management and temporarily suspended certain management benefits. The Company also delayed the implementation of its new computer system, Management Control System ("MCS"), until economic conditions improve and appropriate training can be administered without significant disruption to the operations of the railroad. Further, the planned capital expenditures for 2001 have been reduced by approximately $21 million. These capital reductions will not affect the planned maintenance for the physical structure of the railroad, but will limit the amount of discretionary expenditures for projects such as capacity improvements. During the first quarter of 2001, the Company recorded approximately $1.3 million of costs related to severance benefits associated with the workforce reduction.

11. Waiver for Bank Debt Covenants. Due to the impact of the economic slow-down in the United States on the operations of the Company, the Company requested and received from lenders a waiver from certain of the financial and coverage covenant provisions outlined in the credit agreement of the Company's $750 million Senior Secured Credit Facilities. This waiver was granted on March 19, 2001 and was effective until May 15, 2001. In addition, the Company requested an amendment to the applicable covenant provisions of the credit agreement. The amendment, among other things, revised certain of the covenant provisions (including financial and coverage provisions) through March 31, 2002 to provide the Company with sufficient time to strengthen its financial position and pursue various financing alternatives. The lenders approved and executed the amendment to the credit agreement on May 10, 2001. At June 30, 2001, the Company had $419 million borrowed under these facilities, comprised of $389 million of term debt and $30 million under the revolving credit facility.

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

     The trial of a group of twenty plaintiffs in the Mississippi lawsuits arising from the chemical release resulted in a jury verdict and judgment in favor of KCSR in June 1999. The jury found that KCSR was not negligent and that the plaintiffs had failed to prove that they were damaged. The trial of the Louisiana class action is scheduled to commence in January
     2002. The trial of a second group of Mississippi plaintiffs is also scheduled for January 2002.

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

13. Condensed Consolidating Financial Information. In September 2000, KCSR issued $200 million of 9.5% Senior Notes due 2008. These Senior Notes are unsecured obligations of KCSR, however, they are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by KCSI and certain of the subsidiaries (all of which are wholly-owned) within the KCSI consolidated group. KCSI has registered exchange notes with the SEC that have substantially identical terms and associated guarantees and all of the initial Senior Notes have been exchanged for $200 million of registered exchange notes.

     The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 "Financial statements of guarantors and issuers of guaranteed securities registered or being registered." This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with accounting principles generally accepted in the United States of America.

Condensed Consolidating Statements of Income

                                                       Six months ended June 30, 2001 (dollars in millions)
                                                                   (unaudited)
                                -------------------------------------------------------------------------------------
                                                                          Non-
                                           Subsidiary    Guarantor      Guarantor    Consolidating   Consolidated
                                  Parent     Issuer    Subsidiaries   Subsidiaries   Adjustments         KCSI

Revenues                            $  -      $  260.6      $   31.4        $   9.6      $   (14.4)        $  287.2
Costs and expenses                   6.2         240.7          26.1            9.6          (14.4)           268.2
                                   ------     --------      --------        -------      ---------         --------
    Operating income (loss)         (6.2)         19.9           5.3             -              -              19.0

Equity in net earnings of
   unconsolidated affiliates and
   subsidiaries                     15.4         19.0           (0.1)          17.1          (35.0)            16.4

Interest expense                    (0.4)       (28.9)          (1.7)          (0.2)           1.5            (29.7)

Other, net                           -            3.3            0.3             -            (1.5)             2.1
                                  ------     --------       --------        -------      ---------         --------
    Income from continuing
     operations before
     income taxes                    8.8         13.3            3.8           16.9          (35.0)             7.8
Income tax provision (benefit)      (2.2)        (2.8)           1.5            0.3             -              (3.2)
                                   ------     --------      --------        -------      ---------          --------
Income before cumulative effect
 of accounting change               11.0         16.1            2.3           16.6          (35.0)            11.0

Cumulative effect of accounting
    change, net of income taxes     (0.4)        (0.4)           -              -              0.4             (0.4)
                                   ------     --------      --------        -------      ---------         --------
Net income                         $10.6       $ 15.7        $   2.3       $   16.6       $  (34.6)        $   10.6
                                  =======     ========      ========      =========      =========         ========


                                                       Six months ended June 30, 2000 (dollars in millions)
                                                                   (unaudited)
                                -------------------------------------------------------------------------------------
                                                                          Non-
                                           Subsidiary    Guarantor      Guarantor    Consolidating   Consolidated
                                  Parent     Issuer    Subsidiaries   Subsidiaries   Adjustments         KCSI

Revenues                           $   -      $  267.7      $   31.8        $   4.1       $  (10.3)        $  293.3
Costs and expenses                    6.9        228.5          28.0            3.8          (10.3)           256.9
                                   ------     --------      --------        -------      ---------         --------
    Operating income (loss)          (6.9)        39.2           3.8            0.3             -              36.4

Equity in net earnings of
  Unconsolidated affiliates and
  Subsidiaries                       22.9         17.5           0.1           16.9          (39.4)            18.0
Interest expense                     (2.9)       (35.5)         (2.1)          (0.9)           5.5            (35.9)
Other, net                            4.1          4.6           0.4            -             (5.5)             3.6
                                   ------     --------      --------        -------      ---------         --------
    Income from continuing
    operations before income
    taxes                            17.2         25.8           2.2           16.3          (39.4)            22.1

Income tax provision (benefit)       (2.0)         3.1           0.9            0.9            -                2.9
                                   ------     --------      --------        -------      ---------         --------
Income from continuing
 operations                          19.2         22.7           1.3           15.4          (39.4)            19.2
Income from discontinued
 operations                         340.4          -             -            340.4         (340.4)           340.4
                                   ------     --------      --------        -------      ---------         --------
Income before extraordinary
 items                              359.6         22.7           1.3          355.8         (379.8)           359.6
Extraordinary items, net of
  income taxes                       (5.9)         -             -              -              -               (5.9)
                                   ------     --------      --------        -------      ---------         --------
Net income                         $353.7     $   22.7       $   1.3       $  355.8       $ (379.8)        $  353.7
                                   =======     ========     ========      =========      =========         ========


 Condensed Consolidating Balance Sheet

                                                     As of June 30, 2001 (dollars in millions) (unaudited)
                                -------------------------------------------------------------------------------------
                                                                          Non-
                                           Subsidiary   Guarantor      Guarantor     Consolidating   Consolidated
                                  Parent     Issuer   Subsidiaries   Subsidiaries    Adjustments         KCSI

ASSETS:

     Current assets                 $  4.9     $ 173.7      $  33.4          $   6.0      $  (11.8)         $  206.2
     Investments held for
      operating purposes and
      investments in Subsidiaries    679.0       456.3          0.6            363.5      (1,124.1)            375.3

     Properties, net                   0.3     1,228.8         91.7              2.0           --            1,322.8

     Intangibles and other
       assets                          0.5        29.2         13.2              0.1          (1.1)             41.9
                                   -------   ---------     --------        ---------     ----------        ---------
       Total assets                 $684.7   $ 1,888.0      $ 138.9         $  371.6     $(1,137.0)        $ 1,946.2
                                   =======   =========     ========        =========     ==========        =========

LIABILITIES AND EQUITY:
     Current liabilities            $  8.5     $ 200.6      $  17.7          $  14.0      $  (11.8)         $  229.0
     Long-term debt                    1.6       632.4          7.3              4.9           --              646.2
     Payable to affiliates             5.2        --           33.0             --           (38.2)               --
     Deferred income taxes             9.1       320.3         10.0              4.7          (1.1)            343.0
     Other liabilities                 5.0        61.3          6.4             --             --               72.7
     Stockholders' equity            655.3       673.4         64.5            348.0      (1,085.9)            655.3
                                   -------   ---------     --------        ---------     ----------        ---------
       Total liabilities and
         equity                     $684.7   $ 1,888.0      $ 138.9          $ 371.6     $(1,137.0)        $ 1,946.2
                                   =======   =========     ========        =========     ==========        =========

                                                         As of December 31, 2000 (dollars in millions)

                                -------------------------------------------------------------------------------------
                                                                         Non-
                                           Subsidiary   Guarantor      Guarantor     Consolidating   Consolidated
                                  Parent     Issuer   Subsidiaries   Subsidiaries    Adjustments         KCSI

ASSETS:

     Current assets                  $16.9     $ 179.7      $  32.6          $  10.1       $ (22.9)         $  216.4
     Investments held for
       operating purposes and
       investments in
       Subsidiaries                  666.3       445.0          0.7            343.8      (1,097.6)            358.2

     Properties, net                   0.3     1,230.1         95.2              2.2           --            1,327.8
     Intangibles and other
       assets                          0.2        29.1         14.5              0.3          (2.0)             42.1
                                   -------   ---------     --------        ---------     ----------        ---------
       Total assets                $ 683.7    $1,883.9      $ 143.0         $  356.4     $(1,122.5)        $ 1,944.5
                                  ========   =========     ========        =========    ===========        =========

LIABILITIES AND EQUITY:
     Current liabilities            $ 21.8     $ 221.1      $  21.2          $   7.8       $ (22.9)         $  249.0
     Long-term debt                    1.6       624.0          7.7              5.1           --              638.4
     Payable to affiliates             3.4        --           32.8             --           (36.2)               --
     Deferred income taxes             7.2       313.4          9.7              3.9          (2.0)            332.2
     Other liabilities                 6.3        65.8          9.4             --             --               81.5
     Stockholders' equity            643.4       659.6         62.2            339.6      (1,061.4)            643.4
                                   -------   ---------     --------        ---------     ----------        ---------

       Total liabilities and
         equity                    $ 683.7    $1,883.9      $ 143.0         $  356.4     $(1,122.5)       $  1,944.5
                                  ========   =========     ========        =========     =========        ==========

Condensed Consolidating Statements of Cash Flows

                                          Six months ended June 30, 2001 (dollars in millions)(unaudited)
                                -------------------------------------------------------------------------------------
                                           Subsidiary   Guarantor    Non-Guarantor   Consolidating   Consolidated
                                  Parent    Issuer    Subsidiaries   Subsidiaries    Adjustments         KCSI
Net cash flows provided by (used
  for) operating activities:      $  (4.5)    $  12.5      $   1.3          $   2.1        $   3.4         $   14.8
                                  --------    --------     --------         --------       --------        --------
Investing activities:
    Property acquisitions              -        (25.6)        (1.4)             -              -              (27.0)

    Investments in and loans to
     affiliates                        -          -            -               (7.2)           1.7             (5.5)
    Other, net                         -          1.5          4.6              -             (1.4)             4.7
                                  --------    --------     --------         --------       --------        --------
        Net                            -        (24.1)         3.2             (7.2)           0.3            (27.8)
                                  --------    --------     --------         --------       --------        --------
Financing activities:
    Proceeds from issuance of
      long-term debt                  -          30.0          -                -              -               30.0

    Repayment of long-term debt       -         (16.6)        (1.4)            (0.2)           -              (18.2)

    Proceeds from loans from
     affiliates                       1.5         -            -                -             (1.5)              -
    Proceeds from stock plans         1.6         -            -                               -                1.6
    Cash dividends paid              (0.1)        -            -                -              -               (0.1)

    Other, net                        -          (2.3)        (1.0)             2.3           (2.2)            (3.2)
                                  --------    --------     --------         --------       --------        --------
        Net                           3.0        11.1         (2.4)             2.1           (3.7)            10.1
                                  --------    --------     --------         --------       --------        --------

Cash and equivalents:
    Net increase (decrease)          (1.5)       (0.5)         2.1             (3.0)           -               (2.9)

    At beginning of period            1.5        17.4          2.1              0.5            -               21.5
                                  --------    --------     --------         --------       --------        --------

    At end of period              $   -       $  16.9      $   4.2          $  (2.5)      $    -           $   18.6
                                  ========    ========     ========        =========      =========        ========


                                                            Six months ended June 30, 2000 (dollars in millions)
                                                                   (unaudited)
                                -------------------------------------------------------------------------------------
                                           Subsidiary   Guarantor    Non-Guarantor   Consolidating   Consolidated
                                  Parent    Issuer    Subsidiaries   Subsidiaries    Adjustments         KCSI

Net cash flows provided by (used
  for) operating activities:       $ (9.1)   $    38.3     $   5.6          $  10.7        $ (11.0)         $  34.5
                                  --------    --------     --------         --------       --------        --------

Investing activities:
    Property acquisitions             -          (52.0)       (2.5)             -              -              (54.5)

    Investments in and loans to
     affiliates                     (29.7)         -           -               (1.7)          29.9             (1.5)
    Repayment of loans to
     affiliates                     544.8          -           -                -           (544.8)             -
    Other, net                       (0.3)         2.9         0.7             (0.2)           1.3              4.4
                                  --------    --------     --------         --------       --------        --------

        Net                         514.8        (49.1)       (1.8)            (1.9)        (513.6)           (51.6)
                                  ========    ========     ========         ========       ========         ========

Financing activities:
    Proceeds from issuance of
      long-term debt                125.0        669.0         -                -              -              794.0

    Repayment of long-term debt    (648.4)       (72.6)      (29.5)             -              -             (750.5)

    Proceeds from loans from
     affiliates                       -           46.2        32.7              -            (78.9)             -
     affiliates                       -         (577.6)        -                -            577.6              -
    Proceeds from stock plans        16.8          -           -                -              -               16.8
    Cash dividends paid              (4.8)       (14.0)       (4.8)            (8.7)          27.5             (4.8)
    Other, net                        0.6         (2.9)        0.7              0.1)          (1.1)            (2.8)

        Net                        (510.8)        34.7        (0.9)            (8.8)         525.1             39.3
                                  --------    --------     --------         --------       --------        --------
Cash and equivalents:
    Net increase                     (5.1)        23.9         2.9              -              0.5             22.2
    At beginning of period
                                      5.2          4.2         2.2              0.3            -               11.9
                                  --------   ---------     --------         --------       --------         -------
    At end of period               $  0.1     $   28.1     $   5.1          $   0.3        $   0.5          $  34.1
                                  ========   =========     ========         ========       ========         =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The discussions set forth below, as well as other portions of this Form 10-Q, contain comments not based upon historical fact. Such forward-looking comments are based upon information currently available to management and management's perception thereof as of the date of this Form 10-Q. Readers can identify these forward-looking comments by the use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. The actual results of operations of Kansas City Southern Industries, Inc. ("KCSI" or the "Company") could materially differ from those indicated in forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the "Risk Factors" section of the Company's Registration Statement on Form S-4, as amended and declared effective on March 15, 2001, which is on file with the U.S. Securities and Exchange Commission (Registration No. 333-54262) and those factors identified in the "Risk Factors" section of the Company's Registration Statement on Form S-3, as amended and declared effective on June 5, 2001, which is on file with the SEC (Registration No. 333-61006) and which "Risk Factors" sections are hereby incorporated by reference herein. Readers are strongly encouraged to consider these factors when evaluating any forward-looking comments. The Company will not update any forward-looking comments set forth in this Form 10-Q.

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

RECENT DEVELOPMENTS

Shelf Registration Statements and Public Securities Offerings. The Company has carried forward $200 million aggregate amount of unsold securities from the Initial Shelf (defined below) to a Shelf Registration Statement filed on Form S-3 (Registration No. 333-61006) on May 16, 2001 (the "Second Shelf") for the offering of up to $450 million aggregate amount of securities. The SEC declared the Second Shelf effective on June 5, 2001. The Company filed a

Universal Shelf Registration Statement on Form S-3 (Registration No. 33-69648), (the "Initial Shelf") in September 1993, as amended in April 1996, for the offering of up to $500 million aggregate amount of securities. The SEC declared the Initial Shelf effective on April 22, 1996; however, no securities have been issued thereunder. Securities in the aggregate amount of $300 million remain available under the Initial Shelf.

On June 7, 2001, the Company announced plans for concurrent public offerings of $115 million of mandatory convertible units and 4 million shares of the Company's common stock under the Second Shelf. These offerings were independent of each other and completion of one was not contingent on the other. Anticipated proceeds from these offerings were to be applied to reduce existing bank debt. However, on June 19, 2001, the Company issued a press release stating that because of management's belief that the current stock price did not properly reflect the valuation of the Company, pursuing these offerings would not be in the best interest of KCSI's current shareholders. In response to numerous inquiries, on June 29, 2001, the Company clarified its position concerning the stock offerings by announcing that it has not ruled out going forward with the common stock offering should the Company determine market conditions are appropriate. The Company also indicated that it does not expect to make a mandatory convertible unit offering in the foreseeable future.

Purchase of Additional Interest in Grupo TFM. On June 13, 2001, KCSI and Transportacion Maritima Mexicana, S.A. de C.V. ("TMM") announced, subject to certain financing and other customary conditions, their intention to exercise their call and cause TFM to purchase the 24.6% interest in Grupo TFM currently owned by the Mexican government for approximately $249 million. The purchase price will be calculated by accreting the Mexican government's initial investment of $200 million from the date of the Mexican government's investment through the date of the purchase by TFM, using an interest rate on one-year U.S. Treasuries. Approximately $81 million of the purchase price will be offset with amounts due to TFM as a result of the reversion of a portion of the concession to the Mexican government by TFM that covers the Hercules-Mariscala rail line. The remainder of the funds required to purchase the Mexican government's Grupo TFM shares are anticipated to be raised at TFM. This transaction is expected to be completed in the third quarter of 2001.

Change in Certifying Accountant. On June 20, 2001, the Company notified the accounting firm of PricewaterhouseCoopers LLP ("PWC"), the Company's principal accountant during the two most recent fiscal years, that PWC had been replaced as the Company's principal accountant. Additionally on June 20, 2001, the Company engaged the accounting firm of KPMG LLP ("KPMG") as its principal accountant for the current fiscal year.

For the two most recent fiscal years, the reports of PWC on the Company's financial statements contained no adverse opinion or disclaimer of opinion and were not qualified as to uncertainty, audit scope or accounting principle. The decision to change certifying accountants was discussed by the Company's Audit Committee and approved by the Chairman of the Audit Committee. The selection of KPMG was made after the completion of a competitive proposal process, which involved all five major accounting firms and began in April 2001.

New Rules Governing Major Railroad Mergers and Consolidations. On June 11, 2001, the Surface Transportation Board ("STB") issued new rules governing major railroad mergers and consolidations involving two or more "Class I" railroads (railroads with annual revenues of at least $250 million, as indexed for inflation). These new rules substantially increase the burden on rail merger applicants to demonstrate that a proposed transaction would be in the public interest. The new rules require applicants to demonstrate that, among other things, a proposed transaction would enhance competition where necessary to offset negative effects of the transaction, such as competitive harm, and to address fully the impact of the transaction on transportation service.

The STB recognized, however, that a merger between KCSR and another Class I carrier would not necessarily raise the same concerns and risks as potential mergers between larger Class I railroads. Accordingly, the STB decided that for a merger proposal involving KCSR and another Class I railroad, the STB will waive the application of the new rules and apply the rules previously in effect unless it is persuaded that the new rules should apply.

KCSI names former U.S. Secretary of Transportation Rodney E. Slater to its Board of Directors. On June 5, 2001, the Company announced that Rodney E. Slater, former U.S. Secretary of Transportation and head of the Federal Highway Administration, was named to the Company's Board of Directors. Mr. Slater is currently a partner in the public policy practice group of Patton Boggs LLP in Washington, D.C.

KCSI enters into lease for new Corporate Headquarters. On June 26, 2001, the Company entered into a 15-year lease agreement for its new corporate headquarters building in downtown Kansas City, Missouri. The lease agreement is subject to completion of the building, which is currently expected to be in April 2002.

Additionally, in June 2001, the Company sold the building that currently serves as its corporate headquarters in Kansas City, Missouri in anticipation of occupying these new facilities in the second quarter of 2002. The Company realized a net gain of approximately $0.9 million from this sale. The Company will remain in the existing building until the new corporate office facilities are completed and available for occupancy. Further, in June 2001, the Company received $0.5 million for the sale of an option providing the holder of the option the right to purchase the Company's 80% ownership in the common stock of Wyandotte Garage Corporation, an owner and operator of a parking facility located in downtown Kansas City, Missouri adjacent to the Company's existing headquarters building. The amount received for this option is nonrefundable and the option is exercisable upon the resolution of certain shareholder matters. The $0.5 million received for the option has been deferred until completion of the transaction or until the option expires.

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

On January 25, 2001, the Company filed a Form S-4 Registration Statement with the Securities and Exchange Commission ("SEC") registering exchange notes under the Securities Act of 1933. The Company filed Amendment No. 1 to this Registration Statement and the SEC declared this Registration Statement, as amended, effective on March 15, 2001, thereby providing the opportunity for holders of the initial Notes to exchange them for registered notes with substantially identical terms. The registration exchange offer expired on April 16, 2001 and all of the original Notes were exchanged for $200 million of registered notes.

Cost Reduction Plan. During the first quarter of 2001, KCSI announced a cost reduction strategy designed to keep the Company competitive during the existing economic slow-down. The cost reduction strategy resulted in a reduction of approximately 5% of the Company's total workforce (excluding Train and Engine personnel). Additionally, KCSI implemented a voluntary, temporary salary reduction for middle and senior management and temporarily suspended certain management benefits. The Company also delayed the implementation of its new computer system, Management Control System ("MCS"), until economic conditions improve and appropriate training can be administered without significant disruption to the operations of the railroad. Further, the planned capital expenditures for 2001 have been reduced by approximately $21 million. These capital reductions will not affect the planned maintenance for the physical structure of the railroad, but will limit the amount of discretionary expenditures for projects such as capacity improvements. During the first quarter of 2001, the Company recorded approximately $1.3 million of costs related to severance benefits associated with the workforce reduction.

Waiver for Bank Debt Covenants. Due to the impact of the recent economic slow-down in the United States on the operations of the Company, the Company requested and received from lenders a waiver from certain of the financial and coverage covenant provisions outlined in the credit agreement of the Company's $750 million Senior Secured Credit Facilities. This waiver was granted on March 19, 2001 and was effective until May 15, 2001. In addition, the Company requested an amendment to the applicable covenant provisions of the credit agreement. The amendment, among other things, revised certain of the covenant provisions (including financial and coverage provisions) through March 31, 2002 to provide the Company with sufficient time to strengthen its financial position and pursue various financing alternatives. The lenders approved and executed the amendment to the credit agreement on May 10, 2001. At June 30, 2001, the Company had $419 million borrowed under these facilities, comprised of $389 million of term debt and $30 million under the revolving credit facility.

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

KCSI adopted the provisions of SFAS 133 effective January 1, 2001. As a result of this change in the method of accounting for derivative financial instruments, the Company recorded an after-tax charge to earnings of $0.4 million in the first quarter of 2001. This charge is presented as a cumulative effect of an accounting change in the accompanying financial statements. This amount represents the ineffective portion of interest rate hedging instruments. The Company recorded an additional $0.2 million charge during the first six months for changes in the fair value of its interest rate hedging instruments from January 1, 2001 to June 30, 2001. As of June 30, 2001, the interest rate cap asset had a fair value of less than $0.1 million.

In addition, through June 30, 2001, the Company recorded a reduction to its stockholders' equity (accumulated other comprehensive loss) of approximately $1.9 million for its portion of the amount recorded by Southern Capital for the adjustment to the fair value of interest rate swap transactions. The Company also reduced its investment in Southern Capital by the same amount.

RESULTS OF OPERATIONS

The Company reported income from continuing operations of $4.7 million (8(cent) per diluted share) for the second quarter of 2001 compared to income from continuing operations of $8.8 million (15(cent) per diluted share) for the second quarter of 2000. This $4.1 million quarter to quarter variance resulted from declines in domestic operating income and equity earnings from Grupo TFM of $5.5 million and $3.1 million, respectively, partially offset by a $3.9 million decrease in interest expense and lower income taxes of $1.3 million. The Company's consolidated second quarter 2001 revenues declined $1.2 million and operating expenses rose $4.3 million compared to the second quarter of 2000. The Company reported net income of $4.7 million (8(cent) per diluted share) for the second quarter of 2001 compared to net income of $160.5 million ($2.74 per diluted share) for the second quarter of 2000 primarily as a result of income from the discontinued operations of Stilwell of $151.7 million recorded for the second quarter of 2000. As a result of the spin-off of Stilwell effective July 12, 2000, the Company did not report income from discontinued operations for the second quarter of 2001.

For the six months ended June 30, 2001, income from continuing operations was $11.0 million (18(cent) per diluted share) compared to $19.2 million (33(cent) per diluted share) for the six months ended June 30, 2000. This $8.2 million period to period decline was primarily due to a $17.4 million decrease in domestic operating income, a $1.6 million decline in equity earnings from unconsolidated affiliates and a $1.5 million decrease in other, net, partially offset by a decrease in interest expense of $6.2 million and lower income taxes of $6.1 million for the current six-month period. For the first six months of 2001, KCSI's consolidated revenues declined 2% and consolidated operating expenses were 4% higher compared with the same 2000 period. Equity earnings from Grupo TFM remained relatively flat period to period. The Company's equity earnings for the six months ended June 30, 2001 reflect the Company's proportionate share ($9.1 million) of the income recorded by Grupo TFM relating to the reversion of certain concession assets to the Mexican government.

The Company reported a cumulative effect of an accounting change of $0.4 million (after tax) in the first six months of 2001 as a result of the implementation of SFAS 133 discussed above. In the first six months of 2000, the Company completed a debt refinancing whereby it retired approximately $400 million of its debt securities prior to maturity. Accordingly, the Company recorded debt retirement costs of approximately $5.9 million, after tax (10(cent) per diluted share) in the first six months of 2000, which is presented as an extraordinary item in the accompanying consolidated condensed statements of income. The Company reported net income of $10.6 million (17(cent) per diluted share) for the first six months of 2001 compared to net income of $353.7 million ($6.05 per diluted share) for the first six months of 2000. This decrease was primarily the result of income from the discontinued operations of Stilwell of $340.4 million recorded for the first six months of 2000. As a result of the spin-off of Stilwell effective July 12, 2000, the Company did not report income from discontinued operations for the first six months of 2001.

Continuing Operations

The discussion that follows addresses the results of operations of the continuing operations of the Company. The revenue and expense information presented herein for the combined KCSR/Gateway Western reflects the results of KCSR/Gateway Western operating companies on a stand-alone basis. The results of KCSR subsidiaries and affiliates are excluded.

The following table summarizes the income statement components of the continuing operations of the Company for the three and six-month periods ended June 30, 2001 and June 30, 2000, respectively (in millions):

                                     Three Months             Six Months
                                     Ended June 30,          Ended June 30,
                                    -----------------        -----------------
                                     2001         2000      2001        2000
                                    ------       ------     ------      ------

Revenues                            $143.2       $144.4     $287.2      $293.3

Costs and expenses                   130.3        126.0      268.2       256.9
                                    ------       ------     ------      ------


Operating income                      12.9         18.4       19.0        36.4
Equity in net earnings of
 unconsolidated affiliates             5.2          9.2       16.4        18.0
Interest expense                     (14.5)       (18.4)     (29.7)      (35.9)
Other, net                             1.1          0.9        2.1         3.6
                                    ------       ------     ------      ------
   Income from continuing operations
     before income taxes               4.7         10.1        7.8        22.1
Income tax provision (benefit)         -            1.3       (3.2)        2.9
                                    ------       ------     ------      ------


  Income from continuing operations $  4.7       $  8.8     $ 11.0      $ 19.2
                                    ------       ------     ------      ------

The following table summarizes the revenues and carload statistics of KCSR/Gateway for the three and six-month periods ended June 30, 2001 and June 30, 2000 respectively. Certain prior period amounts have been reclassified to reflect changes in the business groups and to conform to the current period presentation.

                                                                                        Carloads and
                                              Revenues                                Intermodal Units
                                             (in millions)                             (in thousands)
                                   Three months          Six months            Three months         Six months
                                  ended June 30,        ended June 30,         ended June 30,      ended June 30,
                                --------------------    ------------------   ------------------  ---------------
                                   2001        2000       2001       2000       2001      2000     2001    2000
                                --------     -------    --------   -------   --------  --------  ------- -------
   General commodities:
     Chemical and petroleum        $30.5       $32.3       $62.8     $64.2       36.2      38.4     77.0    78.2
     Paper and forest               32.1        33.8        62.5      67.5       45.7      49.7     90.6   100.1
     Agricultural and mineral       20.9        23.3        42.2      47.9       31.0      33.2     61.9    68.3
                                --------     -------    --------   -------   --------  --------  ------- -------
   Total general commodities        83.5        89.4       167.5     179.6      112.9     121.3    229.5   246.6

       Intermodal and automotive    18.0        15.5        36.6      30.7       73.5      63.6    150.3   121.3
       Coal                         28.2        26.0        55.9      55.2       48.2      46.5     94.7    94.5
                                --------     -------    --------   -------   --------  --------  ------- -------
   Carload revenues and carload
       and intermodal units        129.7       130.9       260.0     265.5      234.6     231.4    474.5   462.4
   Other rail-related revenues      10.5        11.1        20.4      22.9   ========  ========  ======= =======
       Total KCSR/Gateway
         Western revenues          140.2       142.0       280.4     288.4
     Other subsidiary revenues       3.0         2.4         6.8       4.9
                                --------     -------    --------   -------
       Total consolidated
        revenues                  $143.2      $144.4      $287.2    $293.3
                                --------     -------    --------   -------

The following table summarizes the costs and expenses of KCSR/Gateway Western for the three and six-month periods ended June 30, 2001 and June 30, 2000 respectively.

                                 Three Months          Six Months
                                Ended June 30,       Ended June 30,
                              -----------------    -----------------
                                2001       2000      2001       2000
                              --------   ------    --------   ------
Salaries, wages and benefits  $  46.4    $ 46.4    $  94.0    $ 96.1
Fuel                             11.4      11.0       23.8      23.1
Operating leases                 13.9      14.2       27.3      28.6
Depreciation and amortization    13.6      13.2       27.0      26.4
Purchased services               12.5      12.0       23.5      24.9
Casualties and insurance          7.4       6.7       21.8      12.7
Materials and supplies            7.3       7.8       14.6      16.1
Car Hire                          5.7       4.2       12.2       6.9
Other                             6.9       6.0       12.6      12.5
                              -------    ------    -------    ------
   Total KCSR/Gateway Western
     costs and expenses         125.1     121.5      256.8     247.3
   Other expenses                 5.2       4.5       11.4       9.6
                              -------    ------    -------    ------
     Total KCSI expenses      $ 130.3    $126.0    $ 268.2    $256.9
                              =======    ======    =======    ======

Three Months Ended June 30, 2001 Compared With Three Months Ended June 30, 2000

Income from Continuing Operations. The Company reported income from continuing operations of $4.7 million for the three months ended June 30, 2001 compared with $8.8 million for the three months ended June 30, 2000. This $4.1 million variance resulted primarily from declines in domestic operating income and equity earnings from Grupo TFM of $5.5 million and $3.1 million, respectively, partially offset by a $3.9 million decrease in interest expense and lower income taxes of $1.3 million.

Revenues. Consolidated revenues for the second quarter of 2001 totaled $143.2 million compared to $144.4 million in the second quarter of 2000. This $1.2 million decline resulted primarily from lower KCSR/Gateway Western revenues of approximately $1.8 million partially offset by higher revenues from certain other smaller subsidiaries. Coal and automotive revenues increased 8.5% and 171.7%, respectively, for the second quarter of 2001 compared to the second quarter of 2000. These increases were offset by lower second quarter 2001 revenues for paper and forest product, chemical and petroleum product and agriculture and mineral product revenues, which declined approximately 5%, 6% and 10%, respectively, compared to the second quarter of 2000.

Operating Expenses. Consolidated operating expenses increased $4.3 million (3.4%) to $130.3 million for the second quarter of 2001 compared to $126.0 million in second quarter 2000 primarily as a result of higher KCSR/Gateway Western expenses of $3.6 million and higher expenses at certain other smaller subsidiaries. Quarter to quarter increases in fringe benefit costs ($1.0 million) and car hire costs ($1.5 million) were the primary causes for the higher KCSR/Gateway Western expenses. Smaller increases for fuel, purchased services, casualties and insurance and other employee expenses were mostly offset by declines in salaries and wages expense and materials and supplies expense. The Company's consolidated expenses for the second quarter also include an approximate $0.9 million non-recurring gain on the sale of certain operating real estate and an approximate $1.1 million expense related to a litigation settlement at a subsidiary.

Interest Expense. Interest expense for the second quarter of 2001 declined $3.9 million (21.2%) from the second quarter of 2000 as a result of lower interest rates on variable rate debt (variable rate debt approximates $419 million at June 30, 2001) and lower amortization related to debt issue costs.

Unconsolidated Affiliates. The Company recorded equity earnings of $5.2 million for the second quarter of 2001 compared to $9.2 million for the second quarter of 2000. The decline is primarily the result of lower equity earnings from Grupo TFM, which decreased $3.1 million quarter to quarter. Grupo TFM revenues improved 5.3% to $171.9 million in the second quarter of 2001 compared to $163.3 million in the second quarter of 2000. These improvements in revenues were offset by an approximate 16.8% increase in operating expenses related primarily to salaries and wages, fringe benefits, fuel, car hire and lease costs. These higher expenses led to a decline in Grupo TFM operating income of approximately 19% quarter to quarter. The operating ratio as reported by Grupo TFM was 74.6% for second quarter 2001 compared to 67.7% for second quarter 2000. Additionally, second quarter 2001 results include a $2.9 million deferred tax provision (calculated under U.S. generally accepted accounting principles - "U.S. GAAP") compared to a deferred tax benefit of $3.2 million in the second quarter of 2000. The Company reports its equity in Grupo TFM under U.S. GAAP while Grupo TFM reports its financial results under International Accounting Standards.

Combined KCSR/Gateway Western Operating Results. The following provides a comparative analysis of the revenue and expense components of KCSR/Gateway Western operating companies for the quarter ended June 30, 2001 versus the quarter ended June 30, 2000:

Revenues

Combined KCSR and Gateway Western revenues decreased approximately $1.8 million quarter to quarter as increases in automotive and coal revenues were offset by decreases in chemical and petroleum product, paper and forest product and agricultural and mineral product revenues.

Chemical and petroleum products. For the three months ended June 30, 2001, chemical and petroleum product revenues decreased $1.8 million (5.6%) compared to the same period in 2000. Higher revenue for plastic products was offset by declines in most other chemical products. The increase in revenues for plastic products resulted from a plant expansion by a customer in late 2000. The decline in other chemical and petroleum products resulted primarily from lower industry production reflecting the continuing impact of the slowdown of the U.S. economy. These volume related revenue declines were somewhat mitigated through certain price increases in the second quarter of 2001. Management believes an improvement in the economic conditions could increase demand for chemical and petroleum products resulting in an increase in related revenues.

Paper and forest products. Paper and forest product revenues decreased $1.7 million (5.0%) compared to the same period in 2000. Military and other carloads increased $1.3 million (89.4%) quarter to quarter due to the transfer of certain National Guard personnel and related equipment to a military base near our rail lines. This increase was offset by declines in most other paper and forest product commodities. The continued decline in the growth of the U.S. economy has affected the paper and forest product industry significantly as the need for raw materials in related manufacturing and production industries has decreased. Price increases during the second quarter of 2001 have partially offset related volume declines. Management believes an improvement in the economic conditions could increase demand for paper and forest products resulting in an increase in related revenues.

Agricultural and mineral products. Agricultural and mineral product revenues decreased $2.4 million (10.3%) compared to the same period in 2000. This decline was primarily the result of lower domestic grain shipments and shorter hauls. A general decline in the production of poultry in the United States has decreased demand for grain deliveries to the Company's chicken producing customers. Additionally, flooding in Iowa and Minnesota forced a temporary shift in the origination of some domestic grain shipments to Illinois and Indiana, which resulted in significantly shorter hauls for KCSR.

Intermodal and automotive. Intermodal and automotive revenues increased $2.5 million (16.1%) for the quarter ended June 30, 2001 compared to the quarter ended June 30, 2000. This improvement is comprised primarily of an increase in automotive revenues, which increased $4.8 million quarter to quarter, partially offset by a $2.3 million decline in total intermodal revenues. Automotive revenues have increased as a result of the following: (i) Mazda traffic originating at the International Freight Gateway ("IFG") at the former Richards-Gebaur airbase, which is located adjacent to and connects to KCSR's main line near Kansas City; and (ii) Ford business originating on the CSX in Louisville and interchanged with the Gateway Western in East St. Louis. This Ford automotive traffic is shipped to Kansas City via Gateway Western and interchanged with Union Pacific Railroad for delivery to the western part of the United States. Second quarter 2001 intermodal revenues declined due to several factors including i) the impact of the slow-down in the U.S. economy, which has caused related declines in demand; ii) customer erosion due to service delays arising from congestion experienced in the first quarter of 2001; and iii) a marketing agreement with Norfolk Southern, which provides that KCSR will perform haulage services for Norfolk Southern from Meridian, Mississippi to Dallas, Texas for an agreed upon haulage fee. This marketing agreement was entered into in May 2000, but was not fully operational until June 2000. A portion of the decline in intermodal revenues results from the Norfolk Southern haulage traffic that replaced existing intermodal revenues as KCSR is now receiving a smaller per unit haulage fee than the share of revenue it received as part of the intermodal movement. This traffic also has a lower cost base to KCSR as certain costs such as fuel and car hire are incurred and paid by Norfolk Southern.

Coal. Coal revenues increased $2.2 million (8.5%) for the three months ended June 30, 2001 compared to the three months ended June 30, 2000, primarily as a result of higher demand from coal customers replenishing their stockpiles due to lower inventory levels. Additionally, coal revenues were impacted by an increase in electricity generation by coal customers as a result of hot weather conditions in the latter part of the second quarter. Also contributing to the increase was the return of Kansas City Power and Light's Hawthorn plant to production in June 2001. The Hawthorn plant had been out of service since January 1999 due to an explosion at the Kansas City facility.

Costs and Expenses

General. For the three months ended June 30, 2001, KCSR/Gateway Western operating costs increased $3.6 million from the same three-month period in 2000. Increases in fringe benefit costs ($1.0 million) and car hire costs ($1.5 million) were the primary causes for the higher KCSR/Gateway Western expenses. Smaller increases for fuel, purchased services, casualties and insurance and other employee expenses were primarily offset by declines in salaries and wages expense and materials and supplies expense.

Salaries, Wages and Benefits. Salaries, wages and benefits expense were $46.4 million for both the three months ended June 30, 2001 and June 30, 2000, respectively. A decrease of approximately $1.0 million in salaries and wages as a result of an overall reduction in the number of full-time employees was offset by an increase of $1.0 million in fringe benefit costs as a result of higher health costs, which rose approximately 15%.

Fuel. Fuel costs for the three months ended June 30, 2001 increased $0.4 million (4.0%) compared to the three months ended June 30, 2000. Higher market prices, which resulted in a 6% increase in the average price per gallon, more than offset a 2% decline in fuel usage. Fuel costs represented approximately 9.1% of total operating expenses for each of the three-month periods ended June 30, 2001 and 2000.

Operating Leases. For the three months ended June 30, 2001, operating lease expense decreased $0.3 million (2.1%) compared to the three months ended June 30, 2000 as a result of the expiration of certain leases that have not been renewed due to better fleet utilization.

Depreciation and Amortization. Depreciation and amortization expense was $13.6 million for the three-month period ended June 30, 2001 compared to $13.2 million for the three month period ended June 30, 2000. This increase results from increases in the asset base partially offset by property retirements and lower STB approved depreciation rates.

Purchased Services. For the three months ended June 30, 2001, purchased services expense increased $0.5 million compared with the same period in 2000. This increase resulted from higher professional fees related to casualty claims.

Casualties and Insurance. For the three months ended June 30, 2001, casualties and insurance expense increased $0.7 million (10.4%) compared with the three months ended June 30, 2000 primarily as a result of higher freight losses associated with derailments and higher personal injury costs associated with a third party claim. Casualties and insurance expenses decreased significantly in the second quarter of 2001 compared to the first quarter of 2001 as a result of fewer derailments, which management believes is more representative of the well-maintained physical plant of KCSR and Gateway Western.

Car Hire. For the three months ended June 30, 2001, car hire expense, (car hire payable, net of receivables), increased $1.5 million (35.7%) compared to the three months ended June 30, 2000. This increase resulted primarily due to a higher number of freight cars from other railroads on the Company's rail line coupled with a lower number of KCSR freight cars offline being used by other railroads. Contributing to the higher number of freight cars on line was the larger number of auto rack cars being used to serve the increase in automotive traffic. As operations became more fluid in the second quarter of 2001, car hire costs showed improvement, declining approximately 12.6% compared to the first quarter of 2001.

Operating Income and Operating Ratio. Operating income for KCSR/Gateway Western for the three months ended June 30, 2001 decreased $5.4 million, or 26.3%, compared to the same three-month period in 2000. This decline in operating income resulted from a 1.3% decrease in revenues and a 3.0% increase in operating expenses. These factors also resulted in a combined KCSR/Gateway Western operating ratio of 88.1% in the second quarter of 2001 compared to 84.9% in the second quarter of 2000.

Six Months Ended June 30, 2001 Compared With The Six Months Ended
June 30, 2000

Income from Continuing Operations. The Company reported income from continuing operations of $11.0 million for the six months ended June 30, 2001 compared with $19.2 million for the six months ended June 30, 2000. This $8.2 million period to period decline was primarily due to a $17.4 million decrease in domestic operating income, a $1.6 million decline in equity earnings from unconsolidated affiliates and a $1.5 million decrease in other, net partially offset by a decrease in interest expense of $6.2 million and lower income taxes of $6.1 million for the current six-month period.

Revenues. Consolidated revenues for year to date 2001 totaled $287.2 million compared to $293.3 million in the same period in 2000. This $6.1 million decline resulted from lower KCSR/Gateway Western revenues of approximately $8.0 million partially offset by higher revenues from certain other smaller subsidiaries. Coal and automotive revenues increased 1.1% and 159.4% respectively, for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. These increases were offset by lower year to date 2001 revenues for chemical and petroleum product, agriculture and mineral product, and paper and forest product revenues, which declined 2.2%, 11.9% and 7.4%, respectively.

Operating Expenses. Consolidated operating expenses increased $11.3 million (4.4%) to $268.2 million for the six months ended June 30, 2001 compared to $256.9 million in the same period in 2000, resulting from higher

KCSR/Gateway Western expenses of $9.5 million and higher expenses at certain other smaller subsidiaries. The increase in KCSR/Gateway expenses was attributable to higher costs for casualty and insurance, car hire and fuel. These increases were partially offset by lower year to date costs for salaries and wages, fringe benefits, materials and supplies, purchased services and operating leases. The Company's consolidated expenses for year to date 2001 also include approximately $1.3 million of one-time costs related to severance benefits for the workforce reduction discussed in "Recent Developments", an approximate $0.9 million non-recurring gain on the sale of certain operating real estate and an approximate $1.1 million expense related to a litigation settlement at a subsidiary.

Interest Expense. Interest expense for the first half of 2001 declined $6.2 million compared to the same period in 2000 as a result of lower interest rates on variable rate debt and lower amortization related to debt issue costs.

Income tax expense. For the six months ended June 30, 2001, the income tax benefit was $3.2 million compared to an income tax provision of $2.9 million for the six months ended June 30, 2000. The variance in income tax expense is primarily the result of a decline in the Company's domestic operating results and changes in associated book/tax temporary differences and certain non-taxable items. Exclusive of equity earnings from Grupo TFM for each of the respective periods, the Company recognized a pre-tax loss of $8.2 million for the six months ended June 30, 2001 compared to pre-tax income of $5.9 million for the six months ended June 30, 2000. In as much as the Company intends to indefinitely reinvest the equity earnings from Grupo TFM, the Company does not provide deferred income tax expense for the excess of its book basis over the tax basis of its investment in Grupo TFM.

Unconsolidated Affiliates. The Company recorded equity earnings of $16.4 million for the six months ended June 30, 2001 compared to $18.0 for the six months ended June 30, 2000. This decline is primarily the result of lower equity earnings from Mexrail, which decreased $1.0 million compared to the same period in 2000. Equity earnings from Grupo TFM were $16.0 million in the first half of 2001 compared to $16.2 million in the same period in 2000. Grupo TFM revenues increased 5.8% to $327.9 million for the six months ended June 30, 2001 from $310.0 for the six months ended June 30, 2000. These higher revenues were offset by an approximate 16.6% increase in operating expenses (exclusive of the income related to the reversion of certain concession assets discussed below) resulting in a 19.5% decline in ongoing operating income from period to period. During the first quarter of 2001, TFM recorded approximately $60.0 million in pre-tax income relating to the reversion of certain concession assets to the Mexican Government. The Company's year to date equity earnings from Grupo TFM reflect our proportionate share of this income of approximately $9.1 million. Under U.S. GAAP, the deferred tax provision was $24.6 million for the six months ended June 30, 2001 compared to a deferred tax benefit of $18.8 million for the same period in 2000. The Company reports its equity in Grupo TFM under U.S. GAAP while Grupo TFM reports its financial results under International Accounting Standards.

Combined KCSR/Gateway Western Operating Results. The following provides a comparative analysis of the revenue and expense components of KCSR/Gateway Western operating companies for the six months ended June 30, 2001 versus the six months ended June 30, 2000:

Revenues

Combined KCSR/Gateway Western revenues for the first half of 2001 declined approximately $8.0 million compared to the same period in 2000 as increases in automotive and coal revenues were offset by decreases in chemical and petroleum product, paper and forest product and agricultural and mineral product revenues.

Chemical and petroleum products. For the six months ended June 30, 2001, chemical and petroleum product revenues decreased $1.4 million (2.2%) compared to the same period in 2000. Similar to the second quarter of 2001, an increase in revenue for plastic products (due to a plant expansion) was offset by declines in most other chemical products. The decline in other chemical and petroleum products resulted primarily from lower industry production reflecting the continuing impact of the slowdown of the U.S. economy. Volume related revenue declines were somewhat mitigated through certain price increases in the second quarter of 2001. Chemical and petroleum product revenue accounted for 24.2% of total carload revenues for each of the six months ended June 30, 2001 and 2000.

Paper and forest products. Paper and forest product revenues for the six months ended June 30, 2001 decreased $5.0 million (7.4%) compared to the same period in 2000. As further discussed in the second quarter analysis, an increase in military and other carload revenues of $1.4 million (39.5%) period to period were offset by declines in most other paper and forest products due to the continued slowdown of the U.S. economy. Additionally, as discussed in the second quarter analysis, certain pricing increases have mitigated some of the demand driven volume declines. Paper and forest product revenue accounted for 24.0% and 25.4% of total carload revenues for the six months ended June 30, 2001 and 2000, respectively.

Agricultural and mineral products. Agricultural and mineral product revenues for the six months ended June 30, 2001 decreased $5.7 million (11.9%) compared to the six months ended June 30, 2000. Similar to the second quarter of 2001 discussed above, this decline was primarily the result of lower domestic grain shipments and shorter hauls. Agricultural and mineral products accounted for 16.2% and 18.0% of total carload revenues for the six months ended June 30, 2001 and 2000, respectively.

Intermodal and Automotive. Intermodal and automotive revenues increased $5.9 million (19.2%) for the first six months of 2001 compared to the same period in 2000. Similar to the second quarter trends discussed above, this improvement consisted of an increase in automotive revenues partially offset by a decline in intermodal revenues. Automotive revenues for the six months ended June 30, 2001 increased $9.0 million period to period while intermodal revenues declined $3.1 million. Intermodal and automotive revenues accounted for 14.1% and 11.6% of total carload revenues for the six months ended June 30, 2001 and 2000, respectively.

Coal. Coal revenues increased $0.7 million (1.3%) for the six months ended June 30, 2001 compared to the same period 2000. Higher coal revenues were attributed primarily to coal customers replenishing stockpiles and due to an increase in electricity generation by coal customers in late second quarter of 2001. Coal revenues accounted for 21.5% and 20.8% of total carload revenues for the six months ended June 30, 2001 and 2000, respectively.

Costs and Expenses

General. For the six months ended June 30, 2001, KCSR/Gateway Western operating costs increased $9.5 million from the same six-month period in 2000, primarily as a result of higher costs for casualty and insurance, care hire and fuel. These increases were partially offset by declines in salaries wages and benefits, operating leases, purchased services, and materials and supplies.

Salaries, Wages and Benefits. Salaries, wages and benefits expense for the six months ended June 30, 2001 decreased $2.1 million compared to the six months ended June 30, 2000 primarily as a result of reduced employee counts, lower overall overtime costs, and the use of fewer relief crews coupled with lower fringe benefits. Fringe benefit costs were lower period to period because of a decline in stock option exercises and reductions in retirement-based costs for certain union employees partially offset by higher health insurance costs. These declines were also partially offset by the one-time severance costs of approximately $1.3 million associated with the workforce reduction discussed in "Recent Developments."

Fuel. For the six months ended June 30, 2001, fuel expense increased $0.7 million (3.0%) compared to the same period in 2000. An approximate 7% decrease in fuel usage was more than offset by an increase of nearly 11% in the average cost per gallon period to period. Fuel costs represented approximately 9.2% and 9.3% of total operating expenses for the six month periods ended June 30, 2001 and 2000, respectively.

Operating Leases. For the six months ended June 30, 2001, operating lease expense decreased $1.3 million compared to the same period in 2000 as a result of the expiration of certain leases that have not been renewed due to better fleet utilization.

Depreciation and Amortization. Depreciation and amortization expense was $27.0 million for the first half of 2001 compared to $26.4 million for the same period in 2000. This increase resulted primarily from increases in the asset base partially offset by property retirements and lower STB approved depreciation rates. Depreciation and amortization expense represented 10.5% and 10.7% of
total   operating   expenses  for  the  first  six  months  of  2001  and  2000, respectively.

Purchased Services. For the first half of 2001, purchased services expense decreased $1.4 million compared to the same period in 2000. Much of this decline was attributable to fewer intermodal lift services arising from a decline in trailers handled at terminals coupled with an increase in lift charges billed to others. Additionally, lower environmental compliance costs and other general purchased services costs contributed to the decline period to period.

Casualties and insurance. Casualties and insurance expense rose $9.1 million for the first six months of 2001 compared to the first six months of 2000. Approximately $8.5 million of this increase related to several significant derailments and the settlement of a significant personal injury claim in the first quarter of 2001. These first quarter derailments had a residual effect on our service levels due to mainline downtime, which resulted in some congestion and operating inefficiencies during the first quarter and early second quarter 2001. Management believes that the significant increase in derailment expense is not reflective of the well-maintained physical plant of KCSR and Gateway Western.

Car Hire. For the first half of 2001, car hire expense increased $5.3 million compared to the same period in 2000. As discussed above, an unusual number of significant first quarter 2001 derailments coupled with the effects of the economic slowdown, line washouts and flooding had an impact on the efficiency of the Company's U.S. operations during the first quarter and early second quarter of 2001, which led to some congestion. The effects of this congestion and certain other factors discussed above in the second quarter analysis contributed to the period to period increase in car hire expense.

Operating Income and Operating Ratio. KCSR/Gateway Western operating income for the first six months of 2001 decreased $17.5 million, or 42.6%, to $23.6 million, resulting from a $8.0 million decrease in revenues coupled with a $9.5 million increase in operating expenses. These factors also resulted in a combined KCSR/Gateway Western operating ratio of 91.1% for the six months ended June 30, 2001 compared to 85.5% for the same period in 2000.

TRENDS AND OUTLOOK

The Company's second quarter and year to date 2001 diluted earnings per share from continuing operations ($.08 and $.18, respectively) decreased 47% and 45%, respectively, compared to the quarter and year to date periods ended June 30, 2000 ($.15 and $.33, respectively). The Company's year to date 2001 domestic operating results have been adversely affected by the decline in growth of the U.S. economy and competitive revenue pressures, as well as higher casualty and car hire costs. However, as operations became more fluid in the second quarter of 2001, car hire showed improvement, declining approximately 12.6% compared to the first quarter of 2001. Higher casualty costs were driven by an unusually large number of first quarter 2001 derailments and are not indicative of an ongoing trend. Additionally, despite improved fuel efficiency and lower variable interest rates, fuel prices and interest costs continue to impact the domestic operating results of the Company.

A current outlook for the Company's businesses for the remainder of 2001 is as follows (refer to the first paragraph of "Overview" section of this Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, regarding forward-looking comments):

   The Company's revenue base has not rebounded as quickly as management had anticipated. However, the Company's cost structure is beginning to realize some of the benefits expected from the cost reduction strategy implemented at the end of the first quarter of 2001. Freight revenues continue to suffer the effects of the economic slowdown, particularly in the paper and forest products and certain chemical markets, which have typically shown a strong correlation with the strength of the economy. Management expects these revenues to improve as economic conditions improve. Agriculture and mineral product revenues have also suffered due mostly to declining demand for domestic grain for the poultry industry. Despite lower coal revenues for the first quarter of 2001, coal revenue for the six months ended June 30, 2001 increased $0.7 million (1.3%) as a result of increasing demand from utility customers to replenish stockpiles and to meet production demands resulting from current weather conditions. The Company has expanded service to the auto industry as evidenced by a 159% increase in related revenue for the year to date compared to the same period in 2000. In the short-term, however, the U.S. economic slowdown is expected to present revenue challenges.

   Despite higher expenses for the six months ended June 30, 2001 compared to the same prior year period, the Company's cost structure is improving. The Company's consolidated expenses have declined $7.6 million from $137.9 million in the first quarter of 2001 to $130.3 million in the second quarter. For the remainder of 2001, management expects variable costs and expenses to be at levels proportionate with revenue activity assuming normalized rail operations, except for fuel expenses, which are expected to mirror market conditions.

   The congestion caused mostly by first quarter 2001 derailments had an adverse impact on the Company's year to date operating results. Management has addressed the congestion-related issues and believes that operations will continue to show improvement in the second half of 2001. In the longer term, management continues to believe that, with the current cost structure, the NAFTA Railway provides an attractive service for shippers and is positioned to take advantage of the continued growth potential of NAFTA traffic.

   The Company expects to continue to participate in the earnings/losses from its equity investments in Grupo TFM, Southern Capital, Mexrail and PCRC. Due to the variability of factors affecting the Mexican economy, management can make no assurances as to the impact that a change in the value of the peso or a change in Mexican inflation will have on the results of Grupo TFM. PCRC is expected to begin freight operations during the latter part of the third quarter of 2001, while passenger service commenced in July 2001.

   The Company, and it's partner, Transportation Maritima Mexican, S.A. de C.V., have announced their intention to exercise a call and cause TFM to purchase the 24.6% interest in Grupo TFM currently owned by the Mexican government. The funds required to purchase the Mexican government's Grupo TFM shares are anticipated to be raised at TFM. Management believes this is an opportunity to add value to a key component of the Company's NAFTA franchise.

LIQUIDITY AND CAPITAL RESOURCES

Unless otherwise indicated, the discussion that follows addresses the liquidity and capital of the continuing operations of the Company.

Summary cash flow data for the continuing operations of the Company is as follows (in millions):

                                                    Six Months
                                                  Ended June 30,
                                               --------------------
                                                 2001        2000
                                                -------     -------
Cash flows provided by (used for):
   Operating activities                         $  14.8     $  34.5
   Investing activities                           (27.8)      (51.6)
   Financing activities                            10.1        39.3
                                                -------     -------
   Cash and equivalents:
    Net increase (decrease)                        (2.9)       22.2
    At beginning of year                           21.5        11.9
                                                -------     -------
    At end of period                            $  18.6     $  34.1
                                                =======     =======

During the six months ended June 30, 2001, the Company's consolidated cash position decreased $2.9 million from December 31, 2000. This decrease resulted mostly from cash used for property acquisitions and investments in affiliates partially offset by net proceeds from the issuance of long-term debt. Net operating cash inflows were $14.8 million and $34.5 million for the six months ended June 30, 2001 and 2000, respectively. This $19.7 million decrease in operating cash flows was attributable to changes in working capital balances, lower income from continuing operations, and lower cash flows related to the tax benefit associated with the exercise of stock options.

Net investing cash outflows were $27.8 million and $51.6 million during the six months ended June 30, 2001 and 2000, respectively. This $23.8 million difference results primarily from lower year to date 2001 capital expenditures, partially offset by higher investments in affiliates and an increase in funds received from property dispositions.

During the six months ended June 30, 2001, financing cash outflows were used primarily for the repayment of debt while financing cash inflows were generated from proceeds from issuance of long-term debt and proceeds from the issuance of common stock under stock plans. Net financing cash inflows were $10.1 million for the six months ended June 30, 2001 compared with net financing cash inflows of $39.3 million during the comparable 2000 period. This difference was primarily due to $11.8 million of net long-term borrowings and $1.6 million of proceeds from stock plans during the first six months of 2001 compared to $43.5 million of net borrowings and proceeds from stock plans of $16.8 million during the first six months of 2000. The Company paid only $0.1 million of dividends during the six months ended June 30, 2001 compared to $4.8 million for the same 2000 period. Additionally, during the six months ended June 30, 2000, the Company paid $13.4 million of debt issuance costs associated with the January 2000 restructuring of the Company's debt.

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

In addition to operating cash flows, the Company has financing available through its various lines of credit with a maximum borrowing amount of $100 million. As of June 30, 2001, $70 million was available under these lines of credit. These credit agreements contain, among other provisions, various financial covenants. As discussed in "Recent Developments", the Company requested and received from lenders of its credit facilities a waiver from certain of its financial and coverage covenants. In addition, an amendment to the credit agreement was executed on May 10, 2001. This amendment temporarily revises certain of the financial and coverage covenant provisions through March 31, 2002 to provide the Company with sufficient time to strengthen its financial position and pursue various financing alternatives. As a result of certain financial covenants contained in the credit agreements, maximum utilization of the Company's available lines of credit may be restricted.

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

As discussed in "Recent Developments", the Company has carried forward $200 million aggregate amount of unsold securities from the Initial Shelf to the Second Shelf filed on Form S-3 (Registration No. 333-61006) on May 16, 2001 for the offering of up to $450 million in aggregate amount of securities. The SEC declared the Second Shelf effective on June 5, 2001. The Company filed the Initial Shelf on Form S-3 (Registration No. 33-69648) in September 1993, as amended in April 1996, for the offering of up to $500 million in aggregate amount of securities. The SEC declared the Initial Shelf effective on April 22, 1996; however, no securities have been issued thereunder. Securities in the aggregate amount of $300 million remain available under the Initial Shelf. The Company has not engaged an underwriter for those remaining securities and has no plans to issue any of the remaining securities under the Initial Shelf. Subject to certain restrictions under the KCS Credit Facilities, the Company expects that any net proceeds from the sale of securities under the Initial Shelf would be added to our general funds and used principally for general corporate purposes, including working capital, capital expenditures, and acquisitions of or investments in businesses and assets.

On June 7, 2001, the Company announced plans for concurrent public offerings of $115 million of mandatory convertible units and 4 million shares of the Company's common stock under the Second Shelf. These offerings were independent of each other and completion of one was not contingent on the other. Anticipated proceeds from these offerings were to be used to reduce existing bank debt. However, on June 19, 2001, the Company issued a press release stating that because of management's belief that the current stock price did not properly reflect the valuation of the Company, pursuing these offerings would not be in the best interest of KCSI's current shareholders. In response to numerous inquiries, on June 29, 2001, the Company clarified its position concerning the offerings by announcing that it has not ruled out going forward with the common stock offering should the Company determine market conditions are appropriate. The Company also indicated that it does not expect to make a mandatory convertible unit offering in the foreseeable future.

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

The Company's consolidated ratio of debt to total capitalization was 51.2% at both June 30, 2001 and December 31, 2000, respectively. The Company's debt increased $11.9 million from December 31, 2000 to $686.5 million at June 30, 2001 as a result of net long-term borrowings. This increase in debt was offset by an increase in the Company's stockholders' equity, which also increased $11.9 million from December 31, 2000 to $655.3 million at June 30, 2001. This increase was due primarily to net income and the issuance of common stock under the stock plans. Management anticipates that the ratio of debt to total capitalization will remain flat during the remainder of 2001.

Other

New Accounting Pronouncements. In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations", ("SFAS 141") and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 141"). SFAS 141 will become effective for business combinations initiated after June 30, 2001 and requires purchase method accounting. Under SFAS 142, goodwill with an indefinite life will no longer be amortized; however, both goodwill and other intangible assets will need to be tested annually for impairment. The goodwill and intangible assets statement will be effective for fiscal years beginning after December 31, 2001. The Company is currently evaluating the impact, if any, that adoption of these provisions will have on its financial statements.

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

Item 6.     Exhibits and Reports on Form 8-K

a)    Exhibits

      None

b)    Reports on Form 8-K

      The  Company  filed a Current  Report on Form 8-K dated June 5, 2001 under
      Item 5 of such form announcing that former U. S. Secretary of Transportation Rodney E. Slater had been named to its Board of Directors and that it planned concurrent public offerings of $115 million of mandatory convertible units and 4 million shares of its common stock.

      The Company  filed a Current  Report on Form 8-K dated June 13, 2001 under
      Item 5 of such form announcing that Transportacion Ferroviaria Mexicana, S.A. de C.V. ("TFM") will acquire the Mexican government's 24.6% ownership of Grupo TFM.

      The Company  filed a Current  Report on Form 8-K dated June 18, 2001 under
      Item 5 of such form announcing the filing, pursuant to Rule 415 under the Securities Act of 1933 (the "Act"), of a registration statement on Form S-3, which was declared effective on June 5, 2001 and the filing of a Preliminary Prospectus Supplement relating to the offering of 4,600,000 of the Company's Mandatory Convertible Units and a Preliminary Prospectus Supplement relating to the offering of 4,000,000 shares of the Company's common stock.

      The Company  filed a Current  Report on Form 8-K dated June 20, 2001 under
      Item 4 of such form announcing changes in the Company's Certifying Accountant and Disagreements with Accountants on Accounting and Financial Disclosure.

      The Company  filed a Current  Report on Form 8-K dated June 29, 2001 under
      Item 5 of such form clarifying its position concerning a previously announced offering of its common stock.

      The Company furnished a Current Report on Form 8-K dated July 10, 2001 announcing the date of its second quarter 2001 earnings release and conference call. The information included in this Current Report on Form 8-K was furnished pursuant to Item 9 and shall not be deemed to be filed.

      The Company furnished a Current Report on Form 8-K dated July 25, 2001 reporting its second quarter 2001 operating results. The information included in this Current Report on Form 8-K was furnished pursuant to Item 9 and shall not be deemed to be filed.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on August 9, 2001.

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