Form 10-Q
period 2001-09-30
KANSAS CITY SOUTHERN INDUSTRIES INC
filed 2001-11-09
CIK 54480

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

Class                                            Outstanding at October 31, 2001
--------------------------------------------------------------------------------

Common Stock, $.01 per share par value                         58,939,118 Shares
--------------------------------------------------------------------------------

                    KANSAS CITY SOUTHERN INDUSTRIES, INC.

                                    FORM 10-Q

                               SEPTEMBER 30, 2001

                                      INDEX

                                                                         Page

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Introductory Comments                                                       2


Consolidated Condensed Balance Sheets -
   September 30, 2001 and December 31, 2000                                 3


Consolidated Condensed Statements of Income -
   Three and Nine Months Ended September 30, 2001 and 2000                  4


Computation of Basic and Diluted Earnings per Common Share                  4


Consolidated Condensed Statements of Cash Flows -
   Nine Months Ended September 30, 2001 and 2000                            5


Consolidated Condensed Statements of Changes in Stockholders' Equity -
   Nine Months Ended September 30, 2001                                     6


Notes to Consolidated Condensed Financial Statements                        7


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            15


Item 3.     Qualitative and Quantitative Disclosures About Market Risk     28


PART II - OTHER INFORMATION

Item 1.     Legal Proceedings                                              29


Item 6.     Exhibits and Reports on Form 8-K                               29


SIGNATURES                                                                 29
----------

                    KANSAS CITY SOUTHERN INDUSTRIES, INC.

                                    FORM 10-Q

                               SEPTEMBER 30, 2001

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

INTRODUCTORY COMMENTS

The Consolidated Condensed Financial Statements included herein have been prepared by Kansas City Southern Industries, Inc. (the "Company" or "KCSI") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Consolidated Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (as amended), and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q. Results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results expected for the full year 2001.

As a result of the July 12, 2000 spin-off of Stilwell Financial Inc. ("Stilwell"), the Company's formerly wholly-owned financial services segment, the accompanying Consolidated Condensed Financial Statements for the three and nine months ended September 30, 2000 reflects the results of operations and cash flows of Stilwell as discontinued operations. Additionally, periods presented in the accompanying Consolidated Condensed Financial Statements reflect a one-for-two reverse stock split, which was completed on July 12, 2000 in conjunction with the spin-off of Stilwell.

                      KANSAS CITY SOUTHERN INDUSTRIES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                              (Dollars in Millions)

                                                 September 30, December 31,
                                                     2001          2000
                                                 ------------  ------------
                                                  (Unaudited)
ASSETS

Current Assets:

   Cash and equivalents                            $   26.9      $    21.5
   Accounts receivable, net                           141.4          135.0
   Inventories                                         28.8           34.0
   Other current assets                                19.0           25.9
                                                   --------      ---------
      Total current assets                            216.1          216.4

Investments in unconsolidated affiliates              379.9          358.2

Properties (net of $660.0 and $622.9 accumulated
   depreciation and amortization, respectively)     1,323.0        1,327.8

Intangibles and Other Assets                           43.4           42.1
                                                   --------           ----

   Total assets                                    $1,962.4      $ 1,944.5
                                                   --------      ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

   Debt due within one year                        $   42.8      $    36.2
   Accounts and wages payable                          48.3           52.9
   Accrued liabilities                                120.7          159.9
                                                   --------      ---------
      Total current liabilities                       211.8          249.0
                                                   --------      ---------

Other Liabilities:

   Long-term debt                                     642.0          638.4
   Deferred income taxes                              347.4          332.2
   Other deferred credits                              96.2           81.5
                                                   --------      ---------
      Total other liabilities                       1,085.6        1,052.1
                                                   --------      ---------

Stockholders' Equity:

   Preferred stock                                      6.1            6.1
   Common stock                                         0.6            0.6
   Retained earnings                                  662.2          636.7
   Accumulated other comprehensive loss                (3.9)           -
                                                   ------------  ---------
      Total stockholders' equity                      665.0          643.4
                                                   --------      ---------

   Total liabilities and stockholders' equity      $1,962.4      $ 1,944.5
                                                   --------      ---------



   See accompanying notes to consolidated condensed financial statements.

                      KANSAS CITY SOUTHERN INDUSTRIES, INC.
                      -------------------------------------
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                   (Dollars in Millions, Except per Share Data)
                                   (Unaudited)

                                                   Three Months         Nine Months
                                                Ended September 30,  Ended September 30,
                                               -------------------- --------------------
                                                  2001      2000       2001      2000
                                                -------    -------    -------   -------
Revenues                                        $ 144.6    $ 144.1    $ 431.8   $ 437.4
Costs and expenses
    Salaries, wages and benefits                   48.7       50.5      145.4     149.5
    Purchased services                             16.9       14.6       48.6      44.8
    Depreciation and amortization                  14.7       13.8       43.6      42.4
    Operating leases                               12.1       12.3       36.5      37.4
    Fuel                                           11.5       12.2       35.3      35.3
    Casualties and insurance                        6.2       12.0       28.6      25.2
    Car hire                                        3.5        4.1       15.7      11.1
    Other                                          15.0       10.1       43.1      40.8
                                                -------    -------    -------   -------
Total costs and expenses                          128.6      129.6      396.8     386.5
                                                -------    -------    -------   -------
Operating Income                                   16.0       14.5       35.0      50.9

Equity in net earnings of unconsolidated affiliates:
   Grupo Transportacion Ferroviaria
     Mexicana, S.A. de C.V.                         7.5        2.6       23.5      18.8
   Other                                           (0.6)       1.5       (0.2)      3.3
Interest expense                                  (13.2)     (18.3)     (42.9)    (54.2)
Other, net                                          0.9        1.2        3.0       4.8
                                                -------    -------    -------   -------
Income from continuing operations
   before income taxes, extraordinary
   item and cumulative effect of
   accounting change                               10.6        1.5       18.4      23.6
Income tax provision (benefit)                      1.6       (1.1)      (1.6)      1.8
                                                -------    -------    -------   -------
Income from continuing operations
   before extraordinary item and
   cumulative effect of accounting change           9.0        2.6       20.0      21.8
Income from discontinued operations,
    net of income taxes                             -         23.4        -       363.8
                                                -------    -------    -------   -------
Income before extraordinary item and
    cumulative effect of accounting change          9.0       26.0       20.0     385.6
Extraordinary item, net of income taxes
   Debt retirement costs - KCSI                     -         (1.1)       -        (7.0)
   Debt retirement costs - Grupo TFM                -         (1.7)       -        (1.7)
Cumulative effect of accounting change,
    net of income taxes                             -          -         (0.4)      -
                                                -------    -------    -------   -------
Net Income                                      $   9.0    $  23.2    $  19.6   $ 376.9
                                                =======    =======    =======   =======
Per Share Data
Basic Earnings per Common share
  Continuing operations                         $  0.15    $  0.05    $  0.34      0.38
  Discontinued operations                          -          0.40       -         6.46
                                                -------    -------    -------   -------
   Basic Earnings per Common share before
    extraordinary item and cumulative
    effect of accounting change                     0.15      0.45       0.34      6.84
  Extraordinary item, net of income taxes           -        (0.05)      -        (0.15)
  Cumulative effect of accounting change,
    net of income taxes                             -         -         (0.01)     -
                                                -------    -------    -------   -------
    Total Basic Earnings per Common share       $  0.15    $  0.40    $  0.33   $  6.69
                                                =======    =======    =======   =======
Diluted Earnings per Common share
  Continuing operations                         $  0.15    $  0.05    $  0.33   $  0.37
  Discontinued operations                          -          0.39       -         6.17
                                                -------    -------    -------   -------
   Diluted Earnings per Common share before
    extraordinary item and cumulative
    effect of accounting change                    0.15       0.44       0.33      6.54
  Extraordinary item, net of income taxes          -         (0.05)      -        (0.15)
  Cumulative effect of accounting
   change, net of income taxes                     -          -         (0.01)     -
                                                -------    -------    -------   -------
    Total Diluted Earnings per Common share     $  0.15    $  0.39    $  0.32   $  6.39
                                                =======    =======    =======   =======
Weighted Average Common Shares
 Outstanding (in thousands)
   Basic                                         58,656     57,478     58,442    56,353
   Dilutive potential common shares               2,515      1,380      2,492     1,751
                                                 ------     ------     ------    ------
     Diluted                                     61,171     58,858     60,934    58,104
Dividends Per Share:
   Per Preferred share                          $   .25    $   .25    $   .75   $   .75
                                                =======    =======    =======   =======
     See accompanying notes to consolidated condensed financial statements.

                    KANSAS CITY SOUTHERN INDUSTRIES, INC.
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                              (Dollars in Millions)
                                   (Unaudited)

                                                                         Nine Months
                                                                    Ended September 30,
                                                                    -------------------
                                                                      2001       2000
                                                                     -------    -------
CASH FLOWS PROVIDED BY (USED FOR):

OPERATING ACTIVITIES:

  Net income                                                        $   19.6    $ 376.9
  Adjustments to reconcile net income
   to net cash from continuing operations
   Income from discontinued operations                                   -       (363.8)
   Depreciation and amortization                                        43.6       42.4
   Deferred income taxes                                                14.9       23.4
   Equity in undistributed earnings of unconsolidated affiliates       (23.3)     (22.1)
   Distributions from unconsolidated affiliates                          3.0        -
   Gain on sale of assets                                               (3.5)      (3.4)
   Extraordinary items, net of tax                                       -          7.5
   Tax benefit realized upon exercise of stock options                   4.6        9.0
  Changes in working capital items:
   Accounts receivable                                                  (6.4)      12.4
   Inventories                                                           5.2        6.3
   Other current assets                                                  7.6        2.3
   Accounts and wages payable                                           (4.6)     (32.9)
   Accrued liabilities                                                 (26.0)     (12.7)
  Other, net                                                            (4.5)       7.0
                                                                      -------   -------
   Net cash provided by operating activities of
      continuing operations                                             30.2       52.3
                                                                      -------   -------
INVESTING ACTIVITIES:

  Property acquisitions                                                (42.2)     (79.0)
  Proceeds from disposal of property                                    15.0        6.6
  Investment in and loans with affiliates                               (6.1)      (3.8)
  Other, net                                                            (0.8)       1.7
                                                                     -------    -------
   Net cash used for investing activities of
      continuing operations                                            (34.1)     (74.5)
                                                                     -------    -------


FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                              35.0    1,017.0
  Repayment of long-term debt                                          (24.8)    (969.6)
  Proceeds from stock plans                                              5.6       17.8
  Debt issuance costs                                                   (0.4)     (17.6)
  Cash dividends paid                                                   (0.2)      (4.8)
  Other, net                                                            (5.9)      (2.3)
                                                                     -------    -------
   Net cash provided by financing
      activities of continuing operations                                9.3       40.5
                                                                     -------    -------


CASH AND EQUIVALENTS:
  Net increase in cash provided by continuing operations                 5.4       18.3
  At beginning of year                                                  21.5       11.9
                                                                     -------    -------
  At end of period                                                   $  26.9    $  30.2
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

                                                                                    Accumulated
                                                                                      other
                                   $25 Par             $.01 Par       Retained     comprehensive
                                Preferred stock      Common stock     Earnings        income         Total
                                ---------------      ------------     --------        ------         -----

Balance at December 31, 2000             $  6.1            $  0.6      $ 636.7         $   -       $ 643.4

Comprehensive income:
   Net income                                                             19.6
   Cumulative effect of
    accounting change                                                                     (0.9)
   Change in fair market value
    of cash flow hedge of
    unconsolidated affiliate                                                              (3.0)
Comprehensive income                                                                                  15.7
Dividends                                                                 (0.2)                       (0.2)
Options exercised and stock
 subscribed .                               -                 -            6.1             -           6.1
                                        -------           -------      -------         -------     -------
Balance at September 30, 2001           $   6.1           $   0.6      $ 662.2         $  (3.9)    $ 665.0
                                        -------           -------      -------         -------     -------

                     See accompanying notes to consolidated condensed financial statements.

                      KANSAS CITY SOUTHERN INDUSTRIES, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the management of Kansas City Southern Industries, Inc. ("Company" or "KCSI"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal closing procedures) necessary to present fairly the financial position of the Company and its subsidiary companies as of September 30, 2001 and December 31, 2000, the results of operations for the three and nine months ended September 30, 2001 and 2000, and cash flows for the nine months ended September 30, 2001 and 2000.

2. The accompanying consolidated condensed financial statements have been prepared consistently with accounting policies described in Note 2 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (as amended). The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year 2001. Certain 2000 information has been reclassified to conform to the current period presentation.

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

     Also on July 12, 2000, KCSI completed a reverse stock split whereby every two shares of KCSI common stock was converted into one share of KCSI common stock. All periods presented in the accompanying consolidated condensed financial statements reflect this one-for-two reverse stock split, which had previously been approved by KCSI common stockholders. The total number of KCSI shares outstanding immediately following this reverse split was 55,749,947.

     As a result of the Spin-off, the accompanying consolidated condensed financial statements for the three and nine-month periods ended September 30, 2000 reflect the results of operations and cash flows of Stilwell for the applicable periods as discontinued operations. The following table provides the results of operations information of Stilwell, which is included in the accompanying consolidated condensed financial statements for the periods indicated prior to the Spin-off (in millions):

                                                7/1/00-           1/1/00-
                                                7/12/00           7/12/00
                                               --------          --------
     Revenues                                  $   79.8          $1,187.9
     Operating expenses                            38.8             646.2
                                               --------          --------
     Operating income                              41.0             541.7
     Equity in earnings of unconsolidated
      affiliates                                    2.4              37.0
     Gain on litigation settlement                  -                44.2
     Gain on sale of Janus common stock             -                15.1
     Interest expense and other, net                1.0              18.6
                                               --------          --------
     Pretax income                                 44.4             656.6

     Income tax provision                          16.6             233.3
     Minority interest in consolidated earnings     4.4              59.5
                                               --------          --------
     Income from discontinued operations,
      net of income taxes                      $   23.4          $  363.8
                                               --------          --------


     A stock purchase agreement with Thomas H. Bailey, the Chairman, President and Chief Executive Officer of Janus Capital Corporation ("Janus"), and another Janus stockholder (the "Janus Stock Purchase Agreement") and certain restriction agreements with other Janus minority stockholders contain, among other provisions, mandatory put rights. The Janus Stock Purchase Agreement, and certain stock purchase agreements and restriction agreements with other minority stockholders also contain provisions whereby upon the occurrence of a Change in Ownership (as defined in such agreements), Stilwell may be required to purchase such holders' Janus stock. The fair market value price for the purchase or sale under the mandatory put rights or the Change in Ownership provisions would be equal to fifteen times the net after-tax earnings of Janus over the period indicated in the relevant agreement or in some circumstances as determined by Janus' Stock Option Committee or as determined by an independent appraisal. The Janus Stock Purchase Agreement has been assigned to Stilwell and Stilwell has assumed and agreed to discharge KCSI's obligations under that agreement; however, KCSI is obligated as a guarantor of Stilwell's obligations under that agreement. With respect to other restriction agreements not assigned to Stilwell, Stilwell has agreed to perform all of KCSI's obligations under these agreements and KCSI has agreed to transfer all of its benefits and assets under these agreements to Stilwell. In addition, Stilwell has agreed to indemnify KCSI for any and all losses incurred with respect to the Janus Stock Purchase Agreement and all other Janus minority stockholder agreements.

     In recent filings, Stilwell disclosed that in March and April 2001, Stilwell acquired 202,042 shares of Janus common stock from several minority stockholders of Janus exercising their put rights under certain of the agreements discussed above. On September 4, 2001, Janus purchased from employees (other than Mr. Bailey) approximately 139,000 shares of Janus common stock. On May 1, 2001, Stilwell announced that it completed the purchase of 600,000 shares of Janus common stock from Mr. Bailey under the terms and conditions of the Janus Stock Purchase Agreement. In addition, in recent filings, Stilwell disclosed that it expects to purchase 609,950 shares of Janus common stock, representing approximately 6.3% of the currently outstanding stock of Janus, from Mr. Bailey and one other minority stockholder for an approximate cost of $613 million. KCSI believes, based on discussions with Stilwell management, that Stilwell has adequate financial resources available to fund any obligation under the mandatory purchase and sale provisions and Change in Ownership provisions described above, including the purchase of the remaining 609,950 shares from Mr. Bailey and such minority stockholder. However, if Stilwell were unable to meet its obligations with respect to these agreements, KCSI would be obligated to make the payments under these agreements. Upon completion of the purchase of the 609,950 shares of Janus common stock from Mr. Bailey and the minority stockholder by Stilwell, KCSI will be relieved of its obligations to make any payments under the mandatory put rights included within these agreements.

4. The effect of stock options to employees represent the only difference between the weighted average shares used for the basic earnings per share computation compared to the diluted earnings per share computation. The following is a reconciliation from the weighted average shares used for the basic earnings per share computation and the diluted earnings per share computation for the three and nine months ended September 30, 2001 and 2000, respectively (in thousands):

                                     Three Months          Nine Months
                                  Ended September 30,  Ended September 30,
                                  -------------------  -------------------
                                     2001     2000        2001     2000
                                   -------  -------     -------   -------

        Basic shares                58,656   57,478      58,442    56,353
        Effect of Dilution:
           Stock Options             2,515    1,380       2,492     1,751
                                    ------   ------      ------    ------
        Diluted Shares              61,171   58,858      60,934    58,104
                                    ------   ------      ------    ------

        Excluded  from  Diluted
         Computation*                   79       60          44        24
                                    ------   ------      ------    ------

     *  Excluded  from  the  applicable   periods  diluted  earnings  per  share
     computation because the exercise prices were greater than the average market price of the common shares.

     For the three and nine months ended September 30, 2000, potentially dilutive securities at certain Stilwell related subsidiaries and affiliates affected the numerator of the diluted earnings per share calculation. These adjustments totaled approximately $0.3 million and $5.4 million for the three and nine months ended September 30, 2000, respectively, and only affected the diluted earnings per share from discontinued operations computation. Preferred dividends are the only adjustments that affect the numerator of the diluted earnings per share from continuing operations computation. Adjustments related to preferred dividends were not material for the periods presented.

5. Investments in unconsolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control. Investments in unconsolidated affiliates at September 30, 2001 include, among others, equity interests in Grupo
     Transportacion Ferroviaria Mexicana, S.A. de C.V. ("Grupo TFM"), Southern Capital Corporation, LLC ("Southern

     Capital"), Mexrail, Inc. ("Mexrail"), the Panama Canal Railway Company ("PCRC") and Panarail Tourism Company ("Panarail").

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

     Condensed financial information of certain unconsolidated affiliates as furnished by those affiliates is shown below. All information (including Grupo TFM) is presented on a U.S. GAAP basis. Financial information of immaterial unconsolidated affiliates has been omitted:

    Financial Condition (dollars in millions):

                                   September 30, 2001                                  December 31, 2000
                    ---------------------------------------------     ---------------------------------------------
                                                         Southern                                          Southern
                      Mexrail     PCRC    Grupo TFM     Capital        Mexrail        PCRC     Grupo TFM    Capital
                     --------   --------     --------    --------     --------      --------    --------   --------
 Current assets      $   37.8   $    3.8     $  269.7    $    2.3     $   24.6      $    7.1    $  190.9   $    0.2
 Non-current assets      53.8       77.3      1,926.2       242.1         42.7          48.6     1,885.6      262.0
                     --------   --------     --------    --------     --------      --------    --------   --------
     Assets          $   91.6   $   81.1     $2,195.9     $ 244.4     $   67.3      $   55.7    $2,076.5   $  262.2
                     ========   ========     ========    ========     ========      ========    ========   ========
 Current liabilities $   58.8   $    3.2     $  364.5    $    0.7     $   32.2      $    0.6    $   80.5   $    0.4
 Non-current
  liabilities             5.9       53.6        573.7       201.0          6.7          37.1       817.8      212.5
 Minority interest        -          -          373.1         -            -             -         357.2        -
 Equity of stockholders
   and partners          26.9       24.3        884.6        42.7         28.4          18.0       821.0       49.3
                     --------   --------     --------    --------     --------      --------    --------   --------
     Liabilities and
       equity        $   91.6   $   81.1     $2,195.9    $  244.4     $   67.3      $   55.7    $2,076.5   $  262.2
                     ========   ========     ========    ========     ========      ========    ========   ========
 KCSI's investment   $   13.2   $   11.6     $  329.4    $   21.3     $   13.3      $    9.5    $  306.0   $   24.6
                     ========   ========     ========    ========     ========      ========    ========   ========

Operating Results (dollars in millions):

                                  Three Months                 Nine Months
                               Ended September 30,        Ended September 30,
                              --------------------       --------------------
                                 2001        2000           2001        2000
                              --------------------       --------------------
Revenues:
   Mexrail                     $  11.7     $  16.0        $  40.8     $  42.9
   PCRC                            -           -              -           -
   Grupo TFM                     168.1       165.2          496.0       475.2
   Southern Capital                7.6         7.6           22.7        23.1

  Operating costs and expenses:
   Mexrail                    $   13.6     $  13.7        $  44.2     $  39.8
   PCRC                            0.9        (0.5)           1.8         0.4
   Grupo TFM                     123.6       128.0          323.1       338.8
   Southern Capital                6.4         7.0           19.6        20.9

  Net income (loss):
   Mexrail                    $   (0.7)    $   2.3       $   (1.5)    $   2.4
   PCRC                           (0.3)        0.9           (0.6)        0.2
   Grupo TFM                      20.1         0.3           63.6        39.4
   Southern Capital                1.1         0.7            3.1         2.3

6. Noncash Investing and Financing Activities. The Company initiated the Twelfth Offering of KCSI common stock under the Employee Stock Purchase Plan ("ESPP") during 2000. Stock subscribed under the Twelfth Offering will be issued to employees in 2002 and is being paid for through employee payroll deductions in 2001. During the first nine months of 2001, the Company has received approximately $3.7 million from payroll deductions associated with this offering of the ESPP.

     In the first quarter of 2000, the Company issued approximately 94,149 shares of KCSI common stock under the Eleventh Offering of the ESPP. These shares, totaling a purchase price of approximately $6.3 million, were subscribed and paid for through employee payroll deductions in 1999.

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

7. Derivative Instruments and Hedging Activities. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires that derivatives be recorded on the balance sheet as either assets or liabilities measured at fair value. Changes in the fair value of derivatives are recorded either through current earnings or as other comprehensive income, depending on the type of hedge transaction. For fair value hedge transactions (changes in the fair value of an asset, liability or an unrecognized firm commitment are hedged), changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash flow hedge transactions (the variability of cash flows related to a variable rate asset, liability or a forecasted transaction are hedged), changes in the fair value of the derivative instrument will be reported in other comprehensive income to the extent it offsets future changes in cash flows related to the variable rate asset, liability or forecasted transaction, with the difference reported in current earnings. Gains and losses on the derivative instrument reported in other comprehensive income would be reclassified in earnings in the periods in which earnings are impacted by the variability of the cash flow of the hedged item. The ineffective portion of all hedge transactions will be recognized in current period earnings.

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

     KCSI adopted the provisions of SFAS 133 effective January 1, 2001. As a result of this change in the method of accounting for derivative financial instruments, the Company recorded an after-tax charge to earnings of $0.4 million in the first quarter of 2001. This charge is presented as a cumulative effect of an accounting change in the accompanying consolidated condensed financial statements. This amount represents the ineffective portion of interest rate cap agreements. The Company recorded an additional $0.2 million charge during the first nine months for changes in the fair value of its interest rate hedging instruments from January 1, 2001 to September 30, 2001. As of September 30, 2001, the interest rate cap asset had a fair value of less than $0.1 million.

     In addition, through September 30, 2001, the Company has recorded a reduction to its stockholders' equity (accumulated other comprehensive income) of approximately $3.9 million for its portion of the amount recorded by Southern Capital for the adjustment to the fair value of interest rate swap transactions. The Company also reduced its investment in Southern Capital by the same amount.

8. Registration of Senior Unsecured Notes. During the third quarter of 2000, the Company completed a $200 million private offering of debt securities through its wholly-owned subsidiary, KCSR. The offering, completed pursuant to Rule 144A under the Securities Act of 1933 in the United States and Regulation S outside the United States, consisted of 8-year Senior Unsecured Notes ("Senior Notes").

     On January 25, 2001, the Company filed a Form S-4 Registration Statement with the Securities and Exchange Commission ("SEC") registering exchange notes under the Securities Act of 1933. The Company filed Amendment No. 1 to this Registration Statement and the SEC declared this Registration Statement, as amended, effective on March 15, 2001, thereby providing the opportunity for holders of the Senior Notes to exchange them for registered notes with substantially identical terms. The registration exchange offer expired on April 16, 2001 and all of the original Senior Notes were exchanged for $200 million of registered notes. The registered notes bear a fixed annual interest rate of 9.5% and are due on October 1, 2008.

9. Cost Reduction Plan. During the first quarter of 2001, KCSI announced a cost reduction strategy designed to keep the Company competitive during the existing economic slow-down. The cost reduction strategy resulted in a reduction of approximately 5% of the Company's total workforce (excluding Train and Engine personnel). Additionally, KCSI implemented a voluntary, temporary salary reduction for middle and senior management and temporarily suspended certain management benefits. As part of the cost reduction plan, the Company also delayed the implementation of its new computer system, Management Control System ("MCS"). KCSI management expects to begin implementation of MCS in phases beginning with phase 1 in the fourth quarter of 2001. Phase 1 will apply mainly to waybilling functions at the Company's customer service center. Other phases of MCS implementation are currently planned for 2002. Further, the planned capital expenditures for 2001were reduced by approximately $16 million. These capital reductions will not affect the planned maintenance for the physical structure of the railroad, but will limit the amount of discretionary expenditures for projects such as capacity improvements. During the first quarter of 2001, the Company recorded approximately $1.3 million of costs related to severance benefits associated with the workforce reduction.

10. Waiver for Bank Debt Covenants. Due to the impact of the economic slow-down in the United States on the operations of the Company, the Company requested and received from lenders a waiver from certain of the financial and coverage covenant provisions outlined in the credit agreement of the Company's $750 million Senior Secured Credit Facilities. This waiver was granted on March 19, 2001 and was effective until May 15, 2001. In addition, the Company requested an amendment to the applicable covenant provisions of the credit agreement. The amendment, among other things, revised certain of the covenant provisions (including financial and coverage provisions) through March 31, 2002 to provide the Company with time to strengthen its financial position and pursue various financing alternatives. The lenders approved and executed the amendment to the credit agreement on May 10, 2001. At September 30, 2001, the Company had $418 million borrowed under these facilities, comprised of $383 million of term debt and $35 million under the revolving credit facility and was in compliance with the applicable covenant provisions as amended.

11. Litigation. The Company has had no significant changes in its outstanding litigation or other contingencies from that previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The following provides a discussion of the Bogalusa cases and the Jaroslawicz case.

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

     KCSR is currently negotiating a settlement with regard to these cases. Management believes that any resulting settlement will not have a material effect on the Company's results of operations.

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

12. Condensed Consolidating Financial Information. In September 2000, KCSR issued $200 million of 9.5% Senior Notes due 2008. KCSI registered exchange notes with the SEC that have substantially identical terms and associated guarantees and all of the initial Senior Notes were exchanged for $200 million of registered exchange notes. These registered notes are unsecured obligations of KCSR, however, they are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by KCSI and certain of the subsidiaries (all of which are wholly-owned) within the KCSI consolidated group.

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

     Condensed Consolidating Statements of Income

                                       Nine months ended September 30, 2001 (dollars in millions) (unaudited)
                                                                                 Non-
                                              Subsidiary      Guarantor        Guarantor    Consolidating  Consolidated
                                     Parent     Issuer       Subsidiaries    Subsidiaries    Adjustments       KCSI
                                    -------     ------       ------------    ------------    -----------       ----
     Revenues                        $  -        $ 394.5          $  43.8         $  13.0        $ (19.5)     $ 431.8
     Costs and expenses                 9.8        357.0             36.6            12.9          (19.5)       396.8
                                    -------      -------          -------         -------        -------      -------
       Operating income (loss)         (9.8)        37.5              7.2             0.1            -           35.0
     Equity in net earnings of
       unconsolidated affiliates
       and subsidiaries                26.7         27.0             (0.1)           24.1          (54.4)        23.3
     Interest expense                  (0.5)       (41.8)            (2.5)           (0.3)           2.2        (42.9)
     Other, net                         0.2          4.7              0.3             -             (2.2)         3.0
                                    -------      -------          -------         -------        -------      -------
      Income from continuing
       operations before income
       taxes                           16.6         27.4              4.9            23.9          (54.4)        18.4
     Income tax provision (benefit)    (3.4)        (0.3)             1.9             0.2            -           (1.6)
                                    -------      -------          -------         -------        -------      -------
     Income before cumulative effect
      of accounting change             20.0         27.7              3.0            23.7          (54.4)        20.0
                                    -------      -------          -------         -------        -------      -------
     Cumulative effect of accounting
      change, net of income taxes      (0.4)        (0.4)             -               -              0.4         (0.4)
                                    -------      -------          -------         -------        -------      -------
     Net income                     $  19.6      $  27.3          $   3.0         $  23.7        $ (54.0)     $  19.6
                                    =======      =======          =======         =======        =======      =======


                                   Nine months ended September 30, 2000 (dollars in millions) (unaudited)
                                                                        Non-
                                            Subsidiary  Guarantor     Guarantor     Consolidating   Consolidated
                                    Parent    Issuer   Subsidiaries  Subsidiaries     Adjustments       KCSI
                                    ------    ------   ------------  ------------     -----------       ----

Revenues                           $   -     $ 400.5        $  46.1       $   6.2          $ (15.4)    $ 437.4
Costs and expenses                     7.6     349.1           39.4           5.8            (15.4)      386.5
                                   -------   -------        -------       -------          -------     -------
  Operating income (loss)             (7.6)     51.4            6.7           0.4              -          50.9
Equity in net earnings of
 unconsolidated affiliates
 and subsidiaries                     26.1      20.7            0.1          19.8            (44.6)       22.1

Interest expense                      (2.8)    (53.5)          (3.2)         (1.0)             6.3       (54.2)
Other, net                             3.7       6.7            0.4           -               (6.0)        4.8
                                   -------   -------        -------       -------          -------     -------
  Income from continuing
   operations before
   income taxes                       19.4      25.3            4.0          19.2            (44.3)       23.6
Income tax provision (benefit)        (2.4)      1.4            1.7           1.1              -           1.8
                                   -------   -------        -------       -------          -------     -------
Income from continuing operations     21.8      23.9            2.3          18.1            (44.3)       21.8
Income from discontinued operations  363.8       -              -           363.8           (363.8)      363.8
                                  --------  --------        --------     --------         --------    --------
Income before extraordinary items    385.6      23.9            2.3         381.9           (408.1)      385.6
Extraordinary items, net of
  income taxes                        (8.7)     (1.1)           -            (1.7)             2.8        (8.7)
                                   -------   -------        -------       -------          -------     -------
Net income                         $ 376.9   $  22.8        $   2.3       $ 380.2          $(405.3)    $ 376.9
                                   =======   =======        =======       =======          =======     =======

Condensed Consolidating Balance Sheet

                                       As of September 30, 2001 (dollars in millions) (unaudited)
                                                                        Non-
                                            Subsidiary  Guarantor     Guarantor     Consolidating   Consolidated
                                    Parent    Issuer   Subsidiaries  Subsidiaries     Adjustments       KCSI
                                    ------    ------   ------------  ------------     -----------       ----
ASSETS:
   Current assets                 $    4.3  $  183.1        $   36.4     $    5.6        $   (13.3)   $  216.1
   Investments held for operating
    purposes and investments in
    Subsidiaries                     688.2     462.9            (0.1)       368.4         (1,139.5)      379.9
   Properties, net                     0.3   1,229.8            91.0          1.9              -       1,323.0
   Intangibles and other assets        1.7      29.7            13.1          -               (1.1)       43.4
                                  --------  --------        --------     --------         --------    --------
     Total assets                 $  694.5  $1,905.5        $  140.4     $  375.9        $(1,153.9)   $1,962.4
                                  ========  ========        ========     ========         ========    ========
LIABILITIES AND EQUITY:

   Current liabilities            $   (9.7) $  202.4        $   19.3     $   13.1        $   (13.3)   $  211.8
   Long-term debt                      1.6     628.3             7.3          4.8              -         642.0
   Payable to affiliates               5.1       -              33.1          -              (38.2)        -
   Deferred income taxes               9.9     323.9             9.9          4.9             (1.2)      347.4
   Other liabilities                  22.6      67.9             5.7          -                -          96.2
   Stockholders' equity              665.0     683.0            65.1        353.1         (1,101.2)      665.0
                                  --------  --------        --------     --------         --------    --------
    Total liabilities and equity  $  694.5  $1,905.5        $  140.4     $  375.9        $(1,153.9)   $1,962.4
                                  ========  ========        ========     ========         ========    ========


                                                   As of December 31, 2000 (dollars in millions)
                                                                        Non-
                                            Subsidiary  Guarantor     Guarantor     Consolidating  Consolidated
                                    Parent    Issuer   Subsidiaries  Subsidiaries     Adjustments       KCSI
                                    ------    ------   ------------  ------------     -----------       ----
ASSETS:

   Current assets                 $   16.9  $  179.7        $   32.6     $   10.1        $   (22.9)   $  216.4
   Investments held for operating
    purposes and investments in
    Subsidiaries                     666.3     445.0             0.7        343.8         (1,097.6)      358.2
   Properties, net                     0.3   1,230.1            95.2          2.2              -       1,327.8
   Intangibles and other assets        0.2      29.1            14.5          0.3             (2.0)       42.1
                                  --------  --------        --------     --------         --------    --------
     Total assets                 $  683.7  $1,883.9        $  143.0     $  356.4        $(1,122.5)   $1,944.5
                                  ========  ========        ========     ========         ========    ========

LIABILITIES AND EQUITY:
   Current liabilities            $   21.8  $  221.1        $   21.2     $    7.8        $   (22.9)   $  249.0
   Long-term debt                      1.6     624.0             7.7          5.1              -         638.4
   Payable to affiliates               3.4       -              32.8          -              (36.2)        -
   Deferred income taxes               7.2     313.4             9.7          3.9             (2.0)      332.2
   Other liabilities                   6.3      65.8             9.4          -                -          81.5
   Stockholders' equity              643.4     659.6            62.2        339.6         (1,061.4)      643.4
                                  --------  --------        --------     --------         --------    --------
     Total liabilities and equity $  683.7  $1,883.9        $  143.0     $  356.4        $(1,122.5)   $1,944.5
                                  ========  ========        ========     ========         ========    ========

Condensed Consolidating Statements of Cash Flows

                                      Nine months ended September 30,  2001 (dollars in millions) (unaudited)
                                                                         Non-
                                            Subsidiary  Guarantor     Guarantor     Consolidating  Consolidated
                                    Parent    Issuer   Subsidiaries  Subsidiaries     Adjustments       KCSI
                                    ------    ------   ------------  ------------     -----------       ----
Net cash flows provided by (used
 for) operating activities:       $   (7.7) $   31.1        $    0.1     $    5.5         $    1.2    $   30.2
                                  --------  --------        --------     --------         --------    --------
Investing activities:
   Property acquisitions              -        (40.2)           (2.0)         -                -         (42.2)
   Investments in and loans
    to affiliates                     -         (2.0)            -           (7.3)             3.2        (6.1)
   Other, net                         -          9.7             5.1          -               (0.6)       14.2
                                  --------  --------        --------     --------         --------    --------
      Net                             -        (32.5)            3.1         (7.3)             2.6       (34.1)
                                  --------  --------        --------     --------         --------    --------

Financing activities:
   Proceeds from issuance of
    long-term debt                     -        35.0             -            -                -          35.0
   Repayment of long-term debt         -       (23.2)           (1.4)        (0.2)             -         (24.8)
   Proceeds from loans from
    affiliates                         1.7       -               -            -               (1.7)        -
   Debt issuance costs                 -        (0.4)            -            -                -          (0.4)
   Proceeds from  stock plans          5.6       -               -            -                -           5.6
   Cash dividends paid                (0.2)      -               -            -                -          (0.2)
   Other, net                         (0.3)     (3.9)           (1.7)         2.1             (2.1)       (5.9)
                                  --------  --------        --------     --------         --------    --------
      Net                              6.8       7.5            (3.1)         1.9             (3.8)        9.3
                                  --------  --------        --------     --------         --------    --------

Cash and equivalents:
   Net increase  (decrease)           (0.9)      6.1             0.1          0.1              -           5.4
   At beginning of period              1.5      17.4             2.1          0.5              -          21.5
                                  --------  --------        --------     --------         --------    --------
   At end of period               $    0.6  $   23.5        $    2.2     $    0.6         $    -      $   26.9
                                  ========  ========        ========     ========         ========    ========

                                      Nine months ended September 30,  2000 (dollars in millions) (unaudited)
                                                                        Non-
                                            Subsidiary  Guarantor     Guarantor     Consolidating  Consolidated
                                    Parent    Issuer   Subsidiaries  Subsidiaries     Adjustments       KCSI
                                    ------    ------   ------------  ------------     -----------       ----
Net cash flows provided by (used
 for) operating activities:       $   (3.2) $   57.8        $    9.0     $   13.4         $  (24.7)   $   52.3
                                  --------  --------        --------     --------         --------    --------
Investing activities:
   Property acquisitions               -       (74.7)           (4.3)         -                -         (79.0)
   Investments in and loans
    to affiliates                    (40.1)      -               -           (4.4)            40.7        (3.8)
   Repayment of loans to affiliates  544.8       -               -            -             (544.8)        -
   Other, net                          1.1       2.5             0.8          -                3.9         8.3
                                  --------  --------        --------     --------         --------    --------
      Net                            505.8     (72.2)           (3.5)        (4.4)         (500.2)      (74.5)
                                  --------  --------        --------     --------         --------    --------

Financing activities:
   Proceeds from issuance of
    long-term debt                   125.0     892.0             -            -                -       1,017.0
   Repayment of long-term debt      (648.3)   (291.6)          (29.5)        (0.2)             -        (969.6)
   Proceeds from loans from affiliates -        46.2            32.9          -              (79.1)        -
   Repayment of loans from affiliates  -      (577.6)            -            -              577.6         -
   Debt issuance costs                 -       (17.6)            -            -                -         (17.6)
   Proceeds from stock plans          17.8       -               -            -                -          17.8
   Cash dividends paid                (4.8)    (15.2)           (4.8)        (8.7)            28.7        (4.8)
   Other, net                          3.2      (2.8)           (0.4)         -               (2.3)       (2.3)
                                  --------  --------        --------     --------         --------    --------
      Net                           (507.1)     33.4            (1.8)        (8.9)           524.9        40.5
                                  --------  --------        --------     --------         --------    --------
Cash and equivalents:
   Net increase                       (4.5)     19.0             3.7          0.1              -          18.3
   At beginning of period              5.2       4.2             2.2          0.3              -          11.9
                                  --------  --------        --------     --------         --------    --------
   At end of period               $    0.7  $   23.2        $    5.9     $    0.4         $    -      $   30.2
                                  ========  ========        ========     ========         ========    ========



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The discussions set forth below, as well as other portions of this Form 10-Q, contain comments not based upon historical fact. Such forward-looking comments are based upon information currently available to management and management's perception thereof as of the date of this Form 10-Q. Readers can identify these forward-looking comments by the use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. The actual results of the consolidated operations of Kansas City Southern Industries, Inc. ("KCSI" or the "Company") could materially differ from those indicated in forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the "Risk Factors" section of the Company's Registration Statement on Form S-4, as amended and declared effective on March 15, 2001, which is on file with the U.S. Securities and Exchange Commission (Registration No. 333-54262) and those factors identified in the "Risk Factors" section of the Company's Registration Statement on Form S-3, as amended and declared effective on June 5, 2001, which is on file with the SEC (Registration No. 333-61006) and which "Risk Factors" sections are hereby incorporated by reference herein. Readers are strongly encouraged to consider these factors when evaluating any forward-looking comments. The Company will not update any forward-looking comments set forth in this Form 10-Q.

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

Kansas City Southern Industries, Inc., a Delaware corporation organized in 1962, is a holding company ("KCSI HC") with principal operations in rail transportation. On July 12, 2000, the Company completed its spin-off of Stilwell Financial Inc. ("Stilwell"), the Company's formerly wholly-owned financial services subsidiary.

KCSI HC supplies its various subsidiaries with managerial, legal, tax, financial and accounting services, in addition to managing other "non-operating" and more passive investments. KCSI HC's principal subsidiaries and affiliates include, among others:

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

RECENT DEVELOPMENTS

Shelf Registration Statements and Public Securities Offerings. The Company filed a Universal Shelf Registration Statement on Form S-3 (Registration No. 33-69648) in September 1993, as amended in April 1996, for the offering of up to $500 million aggregate amount of securities (the "Initial Shelf"). The Securities and Exchange Commission ("SEC") declared the Initial Shelf effective on April 22, 1996; however, no securities have been issued thereunder. The Company has carried forward $200 million aggregate amount of unsold securities from the Initial Shelf to a Shelf Registration Statement filed on Form S-3 (Registration No. 333-61006) on May 16, 2001, as amended on June 5, 2001, for the offering of up $450 million aggregate amount of securities (the "Second Shelf"). The SEC declared the Second Shelf effective on June 5, 2001. Securities in the aggregate amount of $300 million remain available under the Initial Shelf.

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

Purchase of Additional Interest in Grupo TFM. On June 13, 2001, KCSI and Transportacion Maritima Mexicana, S.A. de C.V. ("TMM") announced, subject to certain financing and other customary conditions, their intention to exercise their call and cause TFM to purchase the 24.6% interest in Grupo TFM currently owned by the Mexican government for approximately $249 million. The purchase price will be calculated by accreting the Mexican government's initial investment of $200 million from the date of the Mexican government's investment through the date of the purchase by TFM, using an interest rate on one-year U.S. Treasuries. Approximately $81 million of the purchase price will be offset with amounts due to TFM as a result of the reversion of a portion of the concession to the Mexican government by TFM that covers the Hercules-Mariscala rail line. The remainder of the funds required to purchase the Mexican government's Grupo TFM shares are anticipated to be raised at TFM. Due to the tragic events of September 11, 2001, the timing of this transaction was delayed and is expected to be completed when markets are more favorable.

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

Additionally, in June 2001, the Company sold the building that currently serves as its corporate headquarters in Kansas City, Missouri in anticipation of occupying these new facilities in the second quarter of 2002. The Company realized a net gain of approximately $0.9 million from this sale. The Company will remain in the existing building until the new corporate office facilities are completed and available for occupancy. Further, in June 2001, the Company received $0.5 million for the sale of an option providing the holder of the option the right to purchase the Company's 80% ownership in the common stock of Wyandotte Garage Corporation, an owner and operator of a parking facility located in downtown Kansas City, Missouri adjacent to the Company's existing headquarters building. The amount received for this option is nonrefundable and the option is exercisable upon the resolution of certain shareholder matters. The $0.5 million gain received for the option has been deferred until completion of the transaction or until the option expires.

Registration of Senior Unsecured Notes. During the third quarter of 2000, the Company completed a $200 million private offering of debt securities through its wholly-owned subsidiary, KCSR. The offering, completed pursuant to Rule 144A under the Securities Act of 1933 in the United States and Regulation S outside the United States, consisted of 8-year Senior Unsecured Notes ("Senior Notes").

On January 25, 2001, the Company filed a Form S-4 Registration Statement with the SEC registering exchange notes under the Securities Act of 1933. The Company filed Amendment No. 1 to this Registration Statement and the SEC declared this Registration Statement, as amended, effective on March 15, 2001, thereby providing the opportunity for holders of the initial Senior Notes to exchange them for registered notes with substantially identical terms. The registration exchange offer expired on April 16, 2001 and all of the original Senior Notes were exchanged for $200 million of registered notes. These registered notes bear a fixed annual interest rate of 9.5% and are due on October 1, 2008.

Cost Reduction Plan. During the first quarter of 2001, KCSI announced a cost reduction strategy designed to keep the Company competitive during the existing economic slow-down. The cost reduction strategy resulted in a reduction of approximately 5% of the Company's total workforce (excluding Train and Engine personnel). Additionally, KCSI implemented a voluntary, temporary salary reduction for middle and senior management and temporarily suspended certain management benefits. As part of the cost reduction plan, the Company also delayed the implementation of its new computer system, Management Control System ("MCS"). KCSI management expects to begin implementation of MCS in phases beginning with phase 1 in the fourth quarter of 2001. Phase 1 will apply mainly to waybilling functions at the Company's customer service center. Other phases of MCS implementation are currently planned for 2002. Further, the planned capital expenditures for 2001 were reduced by approximately $16 million. These capital reductions will not affect the planned maintenance for the physical structure of the railroad, but will limit the amount of discretionary expenditures for projects such as capacity improvements. During the first quarter of 2001, the Company recorded approximately $1.3 million of costs related to severance benefits associated with the workforce reduction.

Waiver for Bank Debt Covenants. Due to the impact of the recent economic slow-down in the United States on the operations of the Company, the Company requested and received from lenders a waiver from certain of the financial and coverage covenant provisions outlined in the credit agreement of the Company's $750 million Senior Secured Credit Facilities. This waiver was granted on March 19, 2001 and was effective until May 15, 2001. In addition, the Company requested an amendment to the applicable covenant provisions of the credit agreement. The amendment, among other things, revised certain of the covenant provisions (including financial and coverage provisions) through March 31, 2002 to provide the Company with time to strengthen its financial position and pursue various financing alternatives. The lenders approved and executed the amendment to the credit agreement on May 10, 2001. At September 30, 2001, the Company had $418 million borrowed under these facilities, comprised of $383 million of term debt and $35 million under the revolving credit facility and was in compliance with the applicable covenant provisions as amended.

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

KCSI adopted the provisions of SFAS 133 effective January 1, 2001. As a result of this change in the method of accounting for derivative financial instruments, the Company recorded an after-tax charge to earnings of $0.4 million in the first quarter of 2001. This charge is presented as a cumulative effect of an accounting change in the accompanying financial statements. This amount represents the ineffective portion of interest rate hedging instruments. The Company recorded an additional $0.4 million charge during the first nine months for changes in the fair value of its interest rate hedging instruments from January 1, 2001 to September 30, 2001. As of September 30, 2001, the interest rate cap asset had a fair value of less than $0.1 million.

In addition, through September 30, 2001, the Company recorded a reduction to its stockholders' equity (accumulated other comprehensive loss) of approximately $3.9 million for its portion of the amount recorded by Southern Capital for the adjustment to the fair value of interest rate swap transactions. The Company also reduced its investment in Southern Capital by the same amount.

RESULTS OF OPERATIONS

The following table summarizes the income statement components of the continuing operations of the Company for the three and nine-month periods ended September 30, 2001 and 2000, respectively, (in millions) for use in the analysis below. See the financial statements accompanying this Form 10-Q for other captions not presented in this table.

                                     Three Months             Nine Months
                                   Ended September 30,      Ended September 30,
                                   -------------------      -------------------
                                     2001       2000         2001        2000
                                   -------     -------      -------     -------

Revenues                           $ 144.6     $ 144.1      $ 431.8     $ 437.4
Costs and expenses                   128.6       129.6        396.8       386.5
                                   -------     -------      -------     -------
Operating income                      16.0        14.5         35.0        50.9
Equity in net earnings of
  unconsolidated affiliates            6.9         4.1         23.3        22.1
Interest expense                     (13.2)      (18.3)       (42.9)      (54.2)
Other, net                             0.9         1.2          3.0         4.8
                                   -------     -------      -------     -------
  Income from continuing operations
     before income taxes              10.6         1.5         18.4        23.6
Income tax provision (benefit)         1.6        (1.1)        (1.6)        1.8
                                   -------     -------      -------     -------
  Income from continuing
   operations                      $   9.0     $   2.6      $  20.0     $  21.8
                                   =======     =======      =======     =======

Three Months Ended September 30, 2001 Compared With Three Months Ended September 30, 2000

Income from Continuing Operations. The Company reported income from continuing operations of $9.0 million (15(cent) per diluted share) for the third quarter of 2001 compared to income from continuing operations of $2.6 million (5(cent) per diluted share) for the third quarter of 2000. This $6.4 million quarter to quarter increase resulted primarily from improvements in domestic operating income of $1.5 million, equity earnings from Grupo TFM of $4.9 million and interest expense of $5.1 million. These improvements were partially offset by a $2.1 million quarter to quarter change in equity earnings (losses) from other unconsolidated affiliates (primarily Mexrail and PCRC) and a $2.7 million increase in the income tax provision.

Revenues. Consolidated revenues for the third quarter of 2001 totaled $144.6 million compared to $144.1 million in the third quarter of 2000. This increase resulted from slightly higher KCSR/Gateway Western revenues ($0.2 million) and increases at certain other subsidiaries ($0.3 million). KCSR/Gateway Western revenue growth was driven primarily by strength in coal revenues, which improved 15% quarter to quarter. Quarter to quarter revenue increases also occurred for certain lumber products, domestic grain, plastics, certain chemical products and military shipments. These improvements were partially offset by overall quarter to quarter revenue decreases for chemical and petroleum products, agriculture and mineral products and intermodal products, primarily reflecting the existing slow economic conditions. See KCSR/Gateway Western discussion below for detailed analysis.

Operating Expenses. Consolidated costs and expenses declined $1 million in the third quarter of 2001 to $128.6 million compared to $129.6 million in the third quarter of 2000. This resulted from a $5.5 million decrease in KCSR/Gateway Western expenses offset by a $4.5 million increase in expenses at certain other subsidiaries (primarily as a result of a $3.0 million reduction to the allowance for doubtful accounts due to the collection of an outstanding receivable recorded in the third quarter of 2000). Quarter to quarter declines in salaries and wages, fuel, car hire and casualties and insurance were partially offset by increases in purchased services, fringe benefits and other expenses. See KCSR/Gateway Western discussion below for detailed analysis.

Interest Expense. Interest expense for the third quarter of 2001 declined $5.1 million (28%) from the third quarter of 2000 primarily as a result of lower interest rates on variable rate debt (variable rate debt approximates $418 million at September 30, 2001) and lower amortization of debt issuance costs due to the refinancing of debt in the third quarter of 2000 (see above).

Income Tax Expense. For the three months ended September 30, 2001, the income tax provision was $1.6 million compared to an income tax benefit of $1.1 million for the three months ended September 30, 2000. The variance in income tax expense is primarily the result of an increase in the Company's domestic operating results and changes in associated book/tax temporary differences and certain non-taxable items. Exclusive of equity earnings from Grupo TFM for each of the respective periods, the Company recognized pre-tax income of $3.1 million for the three months ended September 30, 2001 compared to a pre-tax loss of $1.1 million for the three months ended September 30, 2000. The Company intends to indefinitely reinvest the equity earnings from Grupo TFM and accordingly, the Company does not provide deferred income tax expense for the excess of its book basis over the tax basis of its investment in Grupo TFM.

Unconsolidated Affiliates. The Company recorded equity earnings of $6.9 million for the third quarter of 2001 compared to $4.1 million for the third quarter of 2000. This increase is primarily the result of higher equity earnings from Grupo TFM, which increased $4.9 million (exclusive of the 2000 extraordinary item discussed below) quarter to quarter, partially offset by a $1.2 decline in equity earnings from Mexrail and equity losses of $0.9 million recorded from PCRC relating mostly to costs associated with the start-up of the business. PCRC commenced operations in July 2001. Grupo TFM revenues increased 2% to $168.0 million in the third quarter of 2001 from $165.2 million in the third quarter of 2000, while total costs and expenses dropped 3% quarter to quarter, leading to an improved operating profit of nearly 20% (computed under accounting principles generally accepted in the United States of America - "U.S. GAAP"). Lower costs for fuel, car hire and losses associated with the sale of operating property were partially offset by higher employee costs, purchased services and lease expense. Additionally, third quarter 2001 results include a deferred tax benefit of $12.0 million (calculated under U.S. GAAP) compared to a deferred tax expense of $10.7 million for the third quarter of 2000. The variance in the deferred tax calculation of Grupo TFM is mostly attributable to fluctuations in the peso exchange rate and inflation in Mexico. The Company reports its equity in Grupo TFM under U.S. GAAP while Grupo TFM reports under International Accounting Standards.

Income from Discontinued Operations. Net income for the third quarter of 2000 includes income from discontinued operations (i.e. Stilwell) of $23.4 million. As a result of the spin-off of Stilwell effective July 12, 2000, the Company did not report income from discontinued operations for the third quarter of 2001.

Extraordinary Items. During the third quarter of 2000, the Company refinanced $200 million of bank debt with a $200 million offering of 8-year senior unsecured notes and Grupo TFM refinanced $300 million of bank debt with a U.S. Commercial Paper program. Accordingly, in the accompanying consolidated condensed financial statements for the three months ended September 30, 2000, the Company reported after-tax extraordinary debt retirement costs of $2.8 million (5(cent) per diluted share) related to the Company's debt refinancing ($1.1 million) and the Company's proportionate share of the refinancing costs at Grupo TFM ($1.7 million).

Nine Months Ended September 30, 2001 Compared With The Nine Months Ended September 30, 2000

Income from Continuing Operations. For the nine months ended September 30, 2001, income from continuing operations was $20.0 million (33(cent) per diluted share) compared to $21.8 million (37(cent) per diluted share) for the nine months ended September 30, 2000. This $1.8 million period to period decline was primarily due to a $15.9 million decrease in domestic operating income partially offset by a $4.7 million increase in equity earnings from Grupo TFM, an $11.3 million decrease in interest expense and a $3.4 million improvement in the income tax provision (benefit). The Company's equity earnings for the nine months ended September 30, 2001 reflect the Company's proportionate share ($9.1 million) of the income recorded by Grupo TFM relating to the reversion of certain concession assets to the Mexican government.

Revenues. Consolidated revenues for year to date 2001 totaled $431.8 million compared to $437.4 million in the same period in 2000. This $5.6 million decline resulted from lower KCSR/Gateway Western revenues of approximately $7.8 million partially offset by higher revenues from certain other smaller subsidiaries. Year to date 2001 revenue growth occurred in certain commodities, including coal (6%), automotive (102%), plastics (13%), military/other (41%) and certain forest and chemical commodities. These revenue improvements, however, were offset by overall declines in chemical and petroleum products (3%), agriculture and mineral products (9%), paper and forest products (4%) and intermodal revenues (12%) resulting mostly from lower production due to the continued weakness in the U.S. economy. See KCSR/Gateway Western discussion below for detailed analysis.

Operating Expenses. Consolidated operating expenses increased $10.3 million (3%) to $396.8 million for the nine months ended September 30, 2001 compared to $386.5 million for the same period in 2000, resulting from higher KCSR/Gateway Western expenses of $3.4 million and higher expenses at certain other subsidiaries of $6.9 million. The increase in KCSR/Gateway Western expenses was mostly attributable to higher costs for purchased services, car hire and casualties and insurance, partially offset by lower year to date costs for salaries and wages, fringe benefits, materials and supplies and operating leases. The Company's consolidated expenses for year to date 2001 include approximately $1.3 million of one-time costs related to severance benefits for the workforce reduction discussed in "Recent Developments", an approximate $0.9 million non-recurring gain on the sale of certain operating real estate and an approximate $1.1 million expense related to a litigation settlement at a subsidiary. Year to date 2000 consolidated expenses include the impact of the $3.0 million reduction of the allowance for doubtful accounts discussed above. See KCSR/Gateway Western discussion below for detailed analysis.

Interest Expense. Interest expense for the nine months ended September 30, 2001 declined $11.3 million compared to the nine months ended September 30, 2000 as a result of lower interest rates on variable rate debt and lower amortization related to debt issue costs as discussed above in the third quarter analysis.

Income Tax Expense. For the nine months ended September 30, 2001, the income tax benefit was $1.6 million compared to an income tax provision of $1.8 million for the nine months ended September 30, 2000. The variance in income tax expense is primarily the result of a decline in the Company's domestic operating results and changes in associated book/tax temporary differences and certain non-taxable items. Exclusive of equity earnings from Grupo TFM for each of the respective periods, the Company recognized a pre-tax loss of $5.1 million for the nine months ended September 30, 2001 compared to pre-tax income of $4.8 million for the nine months ended September 30, 2000.

Unconsolidated Affiliates. The Company recorded equity earnings of $23.3 million for the nine months ended September 30, 2001 compared to $22.1 million for the nine months ended September 30, 2000. This increase is primarily the result of higher equity earnings from Grupo TFM, which increased $4.7 million period to period, partially offset by a $2.2 million decline in equity earnings from Mexrail and equity losses of $0.9 million recorded from PCRC as discussed above. Equity earnings from Grupo TFM were $23.5 million year to date 2001 compared to $18.8 million (excluding the impact of the 2000 extraordinary item discussed above) in the same period in 2000. During the first quarter of 2001, TFM recorded approximately $54 million in pre-tax income relating to the reversion of certain concession assets to the Mexican Government. The Company's year to date equity earnings from Grupo TFM reflect our proportionate share of this income of approximately $9.1 million. Grupo TFM's revenues increased 4.4% to $496.0 million for the first nine months of 2001 from $475.2 million for the first nine months of 2000. These higher revenues were offset by an approximate 9% increase in operating expenses (exclusive of the income related to the reversion of certain concession assets to the Mexican government) resulting in a period to period decline in ongoing operating income of approximately 9%. Under U.S. GAAP, the deferred tax expense for Grupo TFM was $12.6 million for the nine months ended September 30, 2001 compared to a deferred tax benefit of $18.9 million (excluding the impact of the 2000 extraordinary item) for the same period in 2000. The Company reports its equity in Grupo TFM under U.S. GAAP while Grupo TFM reports its financial results under International Accounting Standards.

Income  from  Discontinued  Operations.  Net  income for the nine  months  ended
September 30, 2000 includes income from discontinued operations (Stilwell) of $363.8 million. As a result of the spin-off of Stilwell effective July 12, 2000, the Company did not report income from discontinued operations during year to date 2001.

Cumulative effect of accounting change and extraordinary items. As a result of the implementation of SFAS 133 discussed above, the Company recorded an after-tax charge to earnings of $0.4 million in the first quarter of 2001. This charge is presented as a cumulative effect of an accounting change in the accompanying consolidated condensed statements of income for the nine months ended September 30, 2001. In the first quarter of 2000, the Company completed a debt refinancing whereby it retired approximately $400 million of its debt securities prior to maturity. As a result of this refinancing, the Company reported extraordinary debt retirement costs of approximately $5.9 million, after tax, (10(cent) per diluted share) in the first quarter of 2000. Additionally, as discussed above, the Company reported $2.8 million of extraordinary debt retirement costs during the third quarter of 2000. Debt retirement costs arising from all debt refinancing transactions completed in 2000 totaled $8.7 million (15(cent) per diluted share) and are presented as extraordinary items in the accompanying consolidated condensed financial statements for the nine months ended September 30, 2000.

Combined KCSR/Gateway Western Operating Results

The following discussion provides a comparative analysis of the revenue and expense components of KCSR/Gateway Western operating companies for the three and nine month-periods ended September 30, 2001 versus the three and nine month-periods ended September 30, 2000. The information presented herein reflects the results of KCSR/Gateway Western operating companies on a stand-alone basis. The results of KCSR subsidiaries and affiliates are excluded.

Revenues

The following table summarizes the revenues and carload statistics of KCSR/Gateway for the periods indicated. Certain prior period amounts have been reclassified to reflect changes in the business groups and to conform to the current period presentation.

                                                                                              Carloads and
                                                     Revenues                                Intermodal Units
                                  ----------------------------------------------     --------------------------------------
                                                    (in millions)                              (in thousands)
                                     Three months                  Nine months         Three months         Nine months
                                   ended September 30,        ended September 30,    ended September 30,  ended September 30,
                                     2001        2000        2001           2000        2001      2000      2001      2000
   General commodities:
     Chemical and petroleum       $  30.2     $  31.6     $  92.9        $  95.7        33.6      39.3     110.6     117.5
     Paper and forest                34.8        33.6        97.3          101.1        47.8      47.3     138.4     147.4
     Agriculture and mineral         22.3        23.0        64.5           70.8        31.6      33.5      93.4     101.8
                                  -------     -------     -------        -------     -------   -------   -------   -------
   Total general commodities         87.3        88.2       254.7          267.6       113.0     120.1     342.4     366.7
     Intermodal and automotive       14.3        15.7        50.9           46.4        70.4      73.4     220.7     194.7
     Coal                            31.1        27.0        87.0           82.3        53.3      49.3     148.0     143.8
                                  -------     -------     -------        -------     -------   -------   -------   -------
   Carload revenues and carload
      and intermodal units          132.7       130.9       392.6          396.3       236.7     242.8     711.1     705.2
   Other rail-related revenues       10.0        11.6        30.4           34.5     =======   =======   =======   =======
                                  -------     -------     -------        -------
      Total KCSR/Gateway
         Western revenues           142.7       142.5       423.0          430.8
     Other subsidiary revenues        1.9         1.6         8.8            6.6
                                  -------     -------     -------        -------
      Total consolidated revenues $ 144.6     $ 144.1     $ 431.8        $ 437.4
                                  =======     =======     =======        =======

Chemical and petroleum products. For the three and nine months ended September 30, 2001, chemical and petroleum product revenues decreased $1.4 million (4.4%) and $2.8 million (2.9%), respectively, compared to the same periods in 2000. Higher revenues for plastic products were offset by declines in most other chemical products. The increase in revenues for plastic products resulted from a plant expansion by a customer in late 2000. The decline in other chemical and petroleum products resulted primarily from lower industry production reflecting the continuing impact of the slowdown of the U.S. economy. These volume related revenue declines were somewhat mitigated through certain price increases taken in 2001. Management believes that at such time that economic conditions improve, the demand for chemical and petroleum products could increase resulting in an increase in related revenues.

Paper and forest products. Paper and forest product revenues increased $1.2 million (3.6%) for the three months ended September 30, 2001 and decreased $3.8 million for the nine months ended September 30, 2001 compared to the same periods in 2000. Military and other carloads increased $1.1 million and $2.5 million for the three and nine months ended September 30, 2001, respectively, due to the transfer of certain National Guard personnel and related equipment to a military base near our rail lines. Additionally, third quarter and year to date 2001 revenues for pulpwood and logchips increased $0.7 million and $0.9 million, respectively, due to a fungus problem with logchips during 2000 that has since been resolved. Further, third quarter 2001 carloads and revenues for certain lumber products increased approximately 2% due to new business. These third quarter and year to date revenue increases were offset by declines in most other paper and forest product commodities. The continued decline in the growth of the U.S. economy has affected the paper and forest product industry significantly as the need for raw materials in related manufacturing and production industries has decreased. Certain price increases during 2001 have partially offset related volume declines. Management believes an improvement in the economic conditions could increase demand for paper and forest products resulting in an increase in related revenues.

Agriculture and mineral products. For the three and nine months ended September 30, 2001, agriculture and mineral product revenues decreased $0.7 million (3.0%) and $6.3 million (8.9%), respectively, compared to the same periods in 2000. Domestic grain shipments improved slightly in the third quarter of 2001 compared to the third quarter of 2000 due mostly to an increase in the length of haul and traffic mix. However, domestic grain revenues for the nine months ended September 30, 2001 declined $3.1 million compared to the same period in 2000 due mostly to a general decline in the production of poultry in the United States, which has decreased demand for grain deliveries to the Company's poultry producing customers. Additionally, during the first and second quarters of 2001 flooding in Iowa and Minnesota forced a temporary shift in the origination of some domestic grain shipments to Illinois and Indiana, which resulted in significantly shorter hauls for KCSR. Quarter to quarter and year to date declines for export grain, food products, ores and minerals and stone, clay and glass product revenues resulted mostly from the ongoing weakness in both the U.S. and global economies.

Intermodal and automotive. For the three and nine months ended September 30, 2001, intermodal and automotive revenues decreased $1.4 million (8.9%) and increased $4.5 million (9.7%), respectively, compared to the same periods in 2000. The $1.4 million quarter to quarter decline resulted from lower intermodal (10.6%) and automotive revenues (1.9%) due to lower traffic volume mostly resulting from the continued weakness in the U.S. economy. Automotive revenues were also impacted by the loss of certain Ford business in the third quarter of 2001 due to competitive pricing from another railroad. The Company's on-time performance for this Ford automotive traffic approximated 98%, which management believes could lead to future business in the automotive marketplace. The $4.5 million year to date increase resulted from an $9.0 million increase in automotive revenues partially offset by a $4.5 million decline in intermodal revenues. Automotive revenues increased as a result of the following: (i) Mazda traffic originating at the International Freight Gateway ("IFG") at the former Richards-Gebaur airbase, which is located adjacent to and connects to KCSR's main line near Kansas City; and (ii) Ford business originating on the CSX in Louisville and interchanged with the Gateway Western in East St. Louis. This Ford automotive traffic was shipped to Kansas City via Gateway Western and interchanged with Union Pacific Railroad for delivery to the western part of the United States. Year to date 2001 intermodal revenues declined due to several factors including i) the impact of the slow-down in the U.S. economy, which has caused related declines in demand; ii) customer erosion due to service delays arising from congestion experienced in the first quarter of 2001; and iii) a marketing agreement with Norfolk Southern, which provides that KCSR will perform haulage services for Norfolk Southern from Meridian, Mississippi to Dallas, Texas for an agreed upon haulage fee. This marketing agreement was entered into in May 2000, but was not fully operational until June 2000. A portion of the decline in intermodal revenues results from the Norfolk Southern haulage traffic that replaced existing intermodal revenues as KCSR is now receiving a smaller per unit haulage fee than the share of revenue it received as part of the intermodal movement. The margins on this traffic are improved, however, because it has a lower cost base to KCSR as certain costs such as fuel and car hire are incurred and paid by Norfolk Southern.

Coal. For the three and nine months ended September 30, 2001, coal revenues increased $4.1 million (15.2%) and $4.7 million (5.7%), respectively, compared to the same 2000 periods. These increases were primarily a result of higher demand from coal customers replenishing depleted stockpiles and to satisfy weather-related demands as a result of hot weather conditions in the summer months. Net tons of coal shipped increased approximately 8% quarter to quarter and 2% year to date. Also contributing to the increase was the return of the Kansas City Power and Light Hawthorn plant to production in the second quarter of 2001. The Hawthorn plant had been out of service since January 1999 due to an explosion at the Kansas City facility.

Costs and Expenses

The following table summarizes the costs and expenses of KCSR/Gateway Western for the three and nine-month periods ended September 30, 2001 and 2000, respectively (in millions). Certain prior period amounts have been reclassified to conform to the current period presentation.

                                 Three Months          Nine Months
                              Ended September 30,  Ended September 30,
                              ------------------   -------------------
                                 2001      2000       2001      2000
                              -------    ------    -------    ------
Salaries, wages and benefits  $  47.6   $  48.8    $ 141.5   $ 144.9
Fuel                             11.5      12.2       35.3      35.3
Operating leases                 13.6      13.9       40.9      42.5
Depreciation and amortization    13.7      13.0       40.7      39.4
Purchased services               13.5      11.1       37.0      35.9
Casualties and insurance          5.8      11.8       27.6      24.5
Materials and supplies            7.5       7.5       22.1      23.6
Car Hire                          3.5       4.1       15.7      11.1
Other                             5.9       5.7       17.1      17.3
                              -------    ------    -------    ------
 Total KCSR/Gateway Western
   costs and expenses           122.6     128.1      377.9     374.5
 Other expenses                   6.0       1.5       18.9      12.0
                              -------   -------    -------   -------
     Total KCSI expenses      $ 128.6   $ 129.6    $ 396.8   $ 386.5
                              =======   =======    =======   =======


Salaries, Wages and Benefits. For the three months and nine months ended September 30, 2001, salaries, wages and benefits expense declined $1.2 million and $3.4 million, respectively, compared to the three and nine months ended September 30, 2000. The $1.2 million quarter to quarter decline resulted primarily from a $1.5 million reduction in salaries and wages as a result of lower employee headcount arising from the workforce reduction discussed above in "Recent Developments," partially offset by higher health care costs. The $3.4 million year to date decline resulted primarily from reduced employee counts and the use of fewer relief crews coupled with lower fringe benefits. Year to date fringe benefit costs were lower because of a decline in stock option exercises and reductions in retirement-based costs for certain union employees partially offset by higher health insurance costs. These year to date declines were also partially offset by the one-time severance costs of approximately $1.3 million associated with the workforce reduction.

Fuel. Fuel costs for the three months ended September 30, 2001 decreased $0.7 million compared to the three months ended September 30, 2000 primarily as a result of lower fuel prices. The average price per gallon declined 14% during the third quarter of 2001 compared to the same period in 2000. Fuel costs were approximately $35.3 million for both the nine months ended September 30, 2001 and 2000. For the year to date 2001, a 4% decline in the average price per gallon was offset by a 4% increase in fuel usage compared to year to date 2000. Fuel costs represented approximately 9.3% of total costs and expenses for the nine months ended September 30, 2001 compared to 9.4% for the same period in 2000.

Operating Leases. For the three and nine months ended September 30, 2001, operating lease expense decreased $0.3 million (2.2%) and $1.6 million (3.8%) compared to the three and nine months ended September 30, 2000, respectively. These declines resulted due to the expiration of certain leases that have not been renewed due to better fleet utilization.

Depreciation and Amortization. Depreciation and amortization expense increased $0.7 million and $1.3 million for the quarter and year to date 2001 periods compared to the same 2000 periods. These increases are attributable to increases in the asset base partially offset by property retirements and lower STB approved depreciation rates.

Purchased Services. For the three and nine months ended September 30, 2001, purchased services expense increased $2.4 million and $1.1 million, respectively, compared with the same periods in 2000. The $2.4 million quarter to quarter increase relates mostly to higher locomotive repairs arising from our agreement with General Electric to perform maintenance on our 50 GE AC 4400 locomotives at the new repair facility located on our railroad. Additionally, as a result of employee headcount reductions at our car repair facilities, costs related to car repairs performed by third parties have risen and car repairs performed by our employees and billed to other railroads have declined. The $1.1 million year to date increase is attributable to higher locomotive and car repairs as well as higher professional fees related to casualty claims, partially offset by declines related to intermodal lift services and lower environmental compliance costs. The decline in intermodal lift services resulted from a decline in trailers handled at terminals coupled with an increase in lift charges billed to others.

Casualties  and  Insurance.  For the three  months  ended  September  30,  2001, casualties and insurance expense declined $6.0 million compared to the three months ended September 30, 2000 primarily as a result of a $4.2 million charge recorded in the third quarter of 2000 for the adverse judgment related to the Duncan lawsuit. Casualties and insurance expense for the nine months ended September 30, 2001 increased $3.1 million compared to the nine months ended September 30, 2000. Excluding the impact of the Duncan case lawsuit in the third quarter of 2000, casualties and insurance costs would have increased $7.3 million. This increase resulted from $8.5 million higher derailment costs related to several significant first quarter 2001 derailments and higher personal injury costs associated with a third party claim. These first quarter derailments had a residual effect on our service levels due to mainline downtime, which resulted in some congestion and operating inefficiencies during the first quarter and early second quarter 2001. Casualties and insurance expenses decreased significantly in the second and third quarters of 2001 compared to the first quarter of 2001 as a result of fewer derailments.

Car Hire. For the three months ended September 30, 2001, car hire expense, (car hire payable, net of receivables), declined $0.6 million compared to the three months ended September 30, 2000, primarily as a result of more efficient operations, which led to a decline in the number of freight cars and trailers from other railroads and third parties on the Company's rail line. As operations have continued to improve throughout the year, third quarter 2001 car hire costs have also continued to improve, declining 38% and 46% compared to the second and first quarters of 2001, respectively. For the nine months ended September 30, 2001, car hire expense increased $4.6 million compared to the same period in 2000. As discussed above, an unusual number of significant first quarter 2001 derailments coupled with the effects of the economic slowdown, line washouts and flooding had an impact on the efficiency of the Company's U.S. operations during the first quarter and early second quarter of 2001, which led to some congestion. The effects of this congestion resulted in a period to period increase in the number of freight cars from other railroads on the Company's rail line as well as a lower number of KCSR freight cars being used by other railroads. These factors contributed to the period to period increase in car hire expense. Also contributing to the increase in car hire expense was the larger number of auto rack cars being used to serve the increase in automotive traffic period to period.

Operating Income and Operating Ratio. Operating income for KCSR/Gateway Western for the three months ended September 30, 2001 increased $5.7 million, or 39.6%, compared to the same three-month period in 2000. This increase in operating income resulted from a slight increase in revenues and a 4.3% decline in operating expenses. These factors also resulted in a combined KCSR/Gateway Western operating ratio of 85.9% in the third quarter of 2001 compared to 89.9% in the third quarter of 2000. Year to date 2001 KCSR/Gateway Western operating income decreased $11.2 million, or 19.9%, to $45.1 million, resulting from a 1.8% decrease in revenues coupled with a 0.9% increase in operating expenses. These factors also resulted in a combined KCSR/Gateway Western operating ratio of 89.3% for the nine months ended September 30, 2001 compared to 86.9% for the same period in 2000.

TRENDS AND OUTLOOK

The Company's third quarter 2001 diluted earnings per share from continuing operations ($.15) increased 200% compared to the quarter ended September 30, 2000 ($.05). Year to date 2001 diluted earnings per share from continuing operations ($.33) decreased 11% compared to the year to date period ended September 30, 2000 ($.37). The Company's year to date 2001 domestic operating results have been adversely affected by the slowdown of the U.S. economy and competitive revenue pressures. Additionally, although certain year to date 2001 costs such as car hire and casualties and insurance are higher compared to 2000, improvements in the cost structure have been evident during each quarter of 2001 as operations have became more fluid and efficient. Fuel costs continued to decline quarter to quarter in 2001 due to lower fuel prices. Car hire costs have showed continued improvement, declining approximately 46.2% in the third quarter of 2001 compared to the first quarter of 2001. Higher year to date casualty costs were driven by an unusually large number of first quarter 2001 derailments and are not indicative of an ongoing trend. Additionally, despite lower variable interest rates, interest costs continue to impact the domestic operating results of the Company.

A current outlook for the Company's businesses for the remainder of 2001 is as follows (refer to the first paragraph of "Overview" section of this Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, regarding forward-looking comments):

Despite the economic turmoil currently facing our country, the Company's domestic revenues and cost structure showed signs of improvement during the third quarter of 2001 compared to the third quarter of 2000 and the previous two quarters of 2001. Coal revenues, increased 15% for the third quarter of 2001 and 6% for the first nine months of 2001 compared to the same periods in 2000. However, most commodities have remained weak in the midst of the declining economy and the Company expects fourth quarter revenues to remain relatively flat compared to the third quarter of 2001. A significant improvement in the Company's revenues for its various commodity sectors is not expected to occur until an economic recovery begins.

Third quarter costs and expenses for KCSR/Gateway Western improved 4% compared to the third quarter of 2000 and 1% and 7% compared to the second and first quarters of 2001, respectively. Consequently, the operating ratio for the third quarter of 2001 improved compared to the third quarter of 2000 and the first two quarters of 2001. Management expects variable costs to be at levels proportionate with revenue activity assuming normalized rail operations, except for fuel expenses, which are expected to mirror market conditions. Overall, the Company expects continued improvement in costs and expenses during the fourth quarter of 2001.

The Company expects to continue to participate in the earnings/losses from its equity investments in Grupo TFM, Southern Capital, Mexrail and PCRC. Due to the variability of factors affecting the Mexican economy, management can make no assurances as to the impact that a change in the value of the peso or a change in Mexican inflation will have on the results of Grupo TFM. The Company commenced operations in Panama in July 2001. Management believes this should provide the Company with opportunities for future earnings growth beginning in the latter part of 2002.

The Company and it's partner, Transportacion Maritima Mexicana, S.A. de C.V., have announced their intention to exercise their call and cause TFM to purchase the 24.6% interest in Grupo TFM currently held by the Mexican government. This transaction was delayed due to the events of September 11, 2001, and the Company currently expects TFM to complete the purchase of the Mexican government's 24.6% ownership in Grupo TFM when the markets are more favorable. Management believes this is an opportunity to add value to a vital component of the Company's NAFTA franchise.

LIQUIDITY AND CAPITAL RESOURCES

Unless otherwise indicated, the discussion below addresses the liquidity and capital of the continuing operations of the Company.

Summary cash flow data for the continuing operations of the Company is as follows (in millions):

                                                   Nine Months
                                                Ended September 30,
                                                  2001       2000
                                                -------     -------
Cash flows provided by (used for):
   Operating activities                         $  30.2     $  52.3
   Investing activities                           (34.1)      (74.5)
   Financing activities                             9.3        40.5
                                                -------     -------
   Cash and equivalents:
    Net increase (decrease)                         5.4        18.3
    At beginning of year                           21.5        11.9
                                                -------     -------
    At end of period                            $  26.9     $  30.2
                                                -------     -------

During the nine months ended September 30, 2001, the Company's consolidated cash position increased $5.4 million from December 31, 2000. This increase resulted mostly from income from continuing operations, net proceeds from issuance of long-term debt and proceeds from the disposal of property, partially offset by property acquisitions and investments in and loans with affiliates. Net operating cash inflows were $30.2 million and $52.3 million for the nine months ended September 30, 2001 and 2000, respectively. This $22.1 million decrease in operating cash flows was primarily attributable to lower income from continuing operations, lower cash flows related to the tax benefit associated with the exercise of stock options, and a reduction due to fluctuations in certain non-cash adjustments to net income.

Net investing cash outflows were $34.1 million and $74.5 million during the nine months ended September 30, 2001 and 2000, respectively. This $40.4 million difference results primarily from lower year to date 2001 capital expenditures and an increase in funds received from property dispositions, partially offset by higher investments in affiliates. During the third quarter of 2001, the Company entered into a sale/leaseback transaction whereby it sold 446 boxcars to a third party for approximately $7.8 million. The Company realized a $4.7 million gain on this transaction, which has been deferred and will be recognized ratably over the lease term. The proceeds received from the sale of these boxcars are included as funds received from property dispositions in the accompanying cash flow statement and were used to reduce the Company's outstanding debt.

During the nine months ended September 30, 2001, financing cash outflows were used primarily for the repayment of debt while financing cash inflows were generated from proceeds from issuance of long-term debt and proceeds from the issuance of common stock under stock plans. Net financing cash inflows were $9.3 million for the nine months ended September 30, 2001 compared with net financing cash inflows of $40.5 million during the comparable 2000 period. This difference was primarily due to $10.2 million of net long-term borrowings and $5.6 million of proceeds from stock plans during the first nine months of 2001 compared to $47.4 million of net long-term borrowings and proceeds from stock plans of $17.8 million during the first nine months of 2000. The Company paid only $0.2 million of dividends during the nine months ended September 30, 2001 compared to $4.8 million for the same 2000 period. During the nine months ended September 30, 2000, the Company paid $17.6 million of debt issuance costs including $13.4 million associated with the January 2000 restructuring of the Company's debt and approximately $4.2 million associated with the $200 million offering of debt securities in the third quarter of 2000.

Cash flows from operations are expected to be slightly positive during the fourth quarter of 2001 arising from operating income, which has historically resulted in positive operating cash flows. Investing activities will continue to use significant amounts of cash. Future roadway improvement projects will be primarily funded by operating cash flows or, secondarily, through borrowings under existing lines of credit.

In addition to operating cash flows, the Company has financing available through its various lines of credit with a maximum borrowing amount of $100 million. As of September 30, 2001, $65 million was available under these lines of credit. These credit agreements contain, among other provisions, various financial covenants. As discussed in "Recent Developments", the Company requested and received from lenders of its credit facilities a waiver from certain of its financial and coverage covenants. In addition, an amendment to the credit agreement was executed on May 10, 2001. This amendment temporarily revises certain of the financial and coverage covenant provisions through March 31, 2002 to provide the Company with time to strengthen its financial position and pursue various financing alternatives. As a result of certain financial covenants contained in the credit agreements, maximum utilization of the Company's available lines of credit may be restricted.

In connection with the Company's debt restructuring in January 2000, KCSR entered into senior secured credit facilities ("KCS Credit Facilities") providing financing of up to $750 million, including a $200 million term loan due January 11, 2001 that was repaid with the proceeds from the private offering of Senior Notes (see "Recent Developments"). On January 25, 2001, the Company filed a Form S-4 Registration Statement with the SEC registering exchange notes under the Securities Act of 1933. The Company filed Amendment No. 1 to this Registration Statement and the SEC declared this Registration Statement, as amended, effective on March 15, 2001, thereby providing the opportunity for holders of the initial Senior Notes to exchange them for registered notes. The registration exchange offer expired on April 16, 2001 and all of the initial Senior Notes were exchanged for $200 million of registered notes.

As discussed in "Recent Developments", the Company filed the Initial Shelf on Form S-3 (Registration No. 33-69648) in September 1993, as amended in April 1996, for the offering of up to $500 million in aggregate amount of securities. The SEC declared the Initial Shelf effective on April 22, 1996; however, no securities have been issued thereunder. The Company has carried forward $200 million aggregate amount of unsold securities from the Initial Shelf to the Second Shelf filed on Form S-3 (Registration No. 333-61006) on May 16, 2001 for the offering of up to $450 million in aggregate amount of securities. The SEC declared the Second Shelf effective on June 5, 2001. Securities in the aggregate amount of $300 million remain available under the Initial Shelf. The Company has not engaged an underwriter for those remaining securities and currently has no plans to issue any of the remaining securities under the Initial Shelf. Subject to certain restrictions under the KCS Credit Facilities, the Company expects that any net proceeds from the sale of securities under the Initial Shelf would be added to our general funds and used principally for general corporate purposes, including working capital, capital expenditures, and acquisitions of or investments in businesses and assets.

On June 7, 2001, the Company announced plans for concurrent public offerings of $115 million of mandatory convertible units and 4 million shares of the Company's common stock under the Second Shelf. These offerings were independent of each other and completion of one was not contingent on the other. Anticipated proceeds from these offerings were to be used to reduce existing bank debt. However, on June 19, 2001, the Company issued a press release stating that because of management's belief that the current stock price did not properly reflect the valuation of the Company, pursuing these offerings would not be in the best interest of KCSI's current shareholders. Securities in the aggregate amount of $450 million remain available under the Second Shelf.

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

The Company's consolidated ratio of debt to total capitalization was 50.7% and 51.2% at September 30, 2001 and December 31, 2000, respectively. The Company's debt increased $10.2 million from December 31, 2000 to $684.8 million at September 30, 2001 as a result of net long-term borrowings. This increase in debt was offset by an increase in the Company's stockholders' equity, which increased $21.6 million from December 31, 2000 to $665.0 million at September 30, 2001. This increase was due primarily to net income and the issuance of common stock under the stock plans. Management anticipates that the ratio of debt to total capitalization will remain flat during the remainder of 2001.

Other

New Accounting Pronouncements. In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations" ("SFAS 141"), and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 will become effective for any business combination initiated after June 30, 2001 and requires purchase method accounting. Under SFAS 142, goodwill with an indefinite life will no longer be amortized; however, both goodwill and other intangible assets will need to be tested annually for impairment. The goodwill and intangible assets statement will be effective for fiscal years beginning after December 31, 2001. In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 will become effective for all asset retirement obligations in effect as of and after June 15, 2002. Under SFAS 143, the fair value of a liability for an asset retirement obligation must be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. In August 2001, the FASB issued Statement No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). Under SFAS 144, an impairment loss is recognized if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows. The impairment loss is equal to the difference between the carrying amount and fair value of the asset. The Company is currently evaluating the impact, if any, that adoption of these new accounting pronouncements will have on its financial statements.

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

      The Company furnished a Current Report on Form 8-K dated October 10, 2001 announcing the date of its third quarter 2001 earnings release and conference call. The information included in this Current Report on Form 8-K was furnished pursuant to Item 9 and shall not be deemed to be filed.

      The Company furnished a Current Report on Form 8-K dated October 31, 2001 reporting its third quarter 2001 operating results. The information included in this Current Report on Form 8-K was furnished pursuant to Item 9 and shall not be deemed to be filed.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on November 8, 2001.

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