Form 10-K405
period 2001-12-31
KANSAS CITY SOUTHERN INDUSTRIES INC
filed 2002-03-29
CIK 54480

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934       For the fiscal year ended December 31, 2001

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

          Securities registered pursuant to Section 12 (b) of the Act:

                                                     Name of each exchange on
          Title of each class                            which registered
-----------------------------------------           --------------------------
Preferred Stock, Par Value $25 Per Share,            New York Stock Exchange
          4%, Noncumulative

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Company Stock. The Company's common stock is listed on the New York Stock Exchange under the symbol "KSU." As of March 8, 2002, 59,985,142 shares of common stock and 242,170 shares of voting preferred stock were outstanding. On such date, the aggregate market value of the voting and non-voting common and preferred stock held by non-affiliates of the Company was approximately $937.5 million (amount computed based on closing prices of preferred and common stock on New York Stock Exchange).

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the following documents are incorporated herein by reference into Part of the Form 10-K as indicated:

Document                               Part of Form 10-K into which incorporated
---------------------------------      -----------------------------------------

Company's Definitive Proxy                                          Parts I, III
Statement for the 2002 Annual
Meeting of Stockholders, which will
be filed no later than 120 days
after December 31, 2001

                      KANSAS CITY SOUTHERN INDUSTRIES, INC.
                          2001 FORM 10-K ANNUAL REPORT

                                Table of Contents

                                                                                       Page
                                                                                       ----

                                     PART I

Item 1.               Business.....................................................       1
Item 2.               Properties...................................................      14
Item 3.               Legal Proceedings............................................      18
Item 4.               Submission of Matters to a Vote of Security Holders..........      18
                      Executive Officers of the Company............................      18


                                     PART II

Item 5.               Market for the Company's Common Stock and
                        Related Stockholder Matters................................      20
Item 6.               Selected Financial Data......................................      20
Item 7.               Management's Discussion and Analysis of Financial
                        Condition and Results of Operations .......................      21
Item 7(A)             Quantitative and Qualitative Disclosures About Market Risk...      56
Item 8.               Financial Statements and Supplementary Data..................      59
Item 9.               Changes in and Disagreements with Accountants on
                        Accounting and Financial Disclosure........................     104

                                    PART III

Item 10.              Directors and Executive Officers of the Company..............     105
Item 11.              Executive Compensation.......................................     105
Item 12.              Security Ownership of Certain Beneficial Owners and
                        Management.................................................     105
Item 13.              Certain Relationships and Related Transactions...............     105


                                     PART IV

Item 14.              Exhibits, Financial Statement Schedules and Reports
                        on Form 8-K................................................     106
                      Signatures...................................................     113

                                     Part I

Item 1.           Business

(a) GENERAL DEVELOPMENT OF COMPANY BUSINESS

Kansas City Southern Industries, Inc. ("KCSI" or the "Company") is a Delaware corporation organized in 1962.

On June 14, 2000, KCSI's Board of Directors approved the spin-off of Stilwell Financial Inc. ("Stilwell"), the Company's then wholly-owned financial services subsidiary. On July 12, 2000, KCSI completed the spin-off of Stilwell through a special dividend of Stilwell common stock distributed to KCSI common stockholders of record on June 28, 2000 ("Spin-off"). Each KCSI stockholder received two shares of the common stock of Stilwell for every one share of KCSI common stock owned on the record date. The total number of Stilwell shares distributed was 222,999,786. Under tax rulings received from the Internal Revenue Service ("IRS"), the Spin-off qualifies as a tax-free distribution under
Section 355 of the Internal Revenue Code of 1986, as amended. Also on July 12, 2000, KCSI completed a reverse stock split whereby every two shares of KCSI common stock were converted into one share of KCSI common stock. The Company's stockholders approved a one-for-two reverse stock split in 1998 in contemplation of the Spin-off. The total number of KCSI shares outstanding immediately following this reverse split was 55,749,947. In preparation for the Spin-off, the Company re-capitalized its debt structure on January 11, 2000 as further described under Part II Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10-K.

Other information set forth in response to Item 101 of Regulation S-K under Part II Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", of this Form 10-K is incorporated by reference in response to this Item 1.


(b) INDUSTRY SEGMENT FINANCIAL INFORMATION

KCSI, as the holding company, supplies its various subsidiaries with managerial, legal, tax, financial and accounting services, in addition to managing other minor "non-operating" investments. KCSI's principal subsidiaries and affiliates, which following the Spin-off are reported under one business segment, include the following:

..     The Kansas City Southern Railway Company ("KCSR"), a wholly-owned subsidiary;

..     Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. ("Grupo TFM"), a
      36.9% owned unconsolidated affiliate, which owns 80% of the common stock of TFM, S.A. de C.V. ("TFM");

..     Mexrail, Inc. ("Mexrail"), a 49% owned unconsolidated affiliate, which wholly owns The Texas-Mexican Railway Company ("Tex Mex");

..     Southern Capital Corporation, LLC ("Southern Capital"), a 50% owned unconsolidated affiliate that leases locomotive and rail equipment to KCSR;

..     Panama Canal Railway Company ("PCRC"), an unconsolidated affiliate of which KCSR owns 50% of the common stock. PCRC owns all of the common stock of Panarail Tourism Company ("Panarail").

Effective October 1, 2001, the Gateway Western Railway Company ("Gateway Western") was merged into KCSR. Discussions of KCSR in this Form 10-K include the operations and operating results of the former Gateway Western.

See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments - Developments Concerning Dispute with Grupo TMM" for a discussion of the sale of Mexrail to TFM in 2002.

Other subsidiaries of the Company include:

..     Trans-Serve, Inc., an owner of a railroad wood tie treating facility;

..     PABTEX GP, LLC ( "Pabtex"), located in Port Arthur, Texas with deep-water access to the Gulf of Mexico. Pabtex is an owner of a bulk materials handling facility which stores and transfers petroleum coke from trucks and rail cars to ships primarily for export;

..     Mid-South Microwave, Inc., which owns and leases a 1,600 mile industrial frequency microwave transmission system that is the primary communications facility used by KCSR;

..     Rice-Carden Corporation, which owns and operates various industrial real estate and spur rail trackage contiguous to the KCSR right-of-way;

..     Wyandotte Garage Corporation, an owner and operator of a parking facility located in downtown Kansas City, Missouri used by KCSI and KCSR; and

..     Transfin Insurance, Ltd., a single-parent captive insurance company, providing property, general liability and certain other coverages to KCSI and its subsidiaries and affiliates.

Other information set forth in response to Item 101 of Regulation S-K under Part II Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K and under Item 8, "Financial Statements and Supplementary Data" of this Form 10-K, is incorporated by reference in response to this Item 1.


(c) NARRATIVE DESCRIPTION OF THE BUSINESS

The information set forth in response to Item 101 of Regulation S-K under Part II Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", of this Form 10-K is incorporated by reference in response to this Item 1.

The Company, along with its subsidiaries and affiliates, owns and operates a uniquely positioned North American rail network strategically focused on the growing north/south freight corridor that connects key commercial and industrial markets in the central United States with major industrial cities in Mexico. The Company's rail network (including KCSR, TFM and Tex Mex) is comprised of approximately 6,000 miles of main and branch lines and interconnects with all other Class I railroads. Our rail network provides customers with an effective alternative to other railroad routes, giving direct access to Mexico and the southwestern United States through less congested interchange hubs. Through a strategic alliance with Canadian National Railway Company ("CN") and Illinois Central Corporation ("IC") (together "CN/IC"), the Company has created a contiguous rail network of approximately 25,000 miles of main and branch lines connecting Canada, the United States and Mexico. Management believes that, as a result of the strategic position of our rail franchise, the Company is poised to continue to benefit from the growing north/south trade between the United States, Mexico and Canada promoted by the implementation of the North American Free Trade Agreement ("NAFTA").

The Company's principal subsidiary, KCSR, founded in 1887, is one of eight Class I railroads in the United States. KCSR owns and operates a rail network of approximately 3,100 miles of main and branch lines running on a north/south axis from Kansas City, Missouri to the Gulf of Mexico, on an east/west axis from East St. Louis, Illinois to Kansas City and on an east/west axis from Meridian, Mississippi to Dallas, Texas ("Meridian Speedway"). Eastern railroads and their customers can bypass the congested gateways at Chicago, Illinois; St. Louis, Missouri; Memphis, Tennessee and New Orleans, Louisiana by interchanging with KCSR at Meridian and Jackson, Mississippi and East St. Louis. Other railroads can also interconnect with the Company's rail network via other gateways at Kansas City, Missouri; Birmingham, Alabama; Shreveport and New Orleans, Louisiana; and Dallas, Beaumont and Laredo, Texas.

The Company's rail network links directly to major trading centers in Mexico through our unconsolidated affiliates TFM and Tex Mex. The Company owns a 36.9% interest in Grupo TFM, which owns 80% of TFM. TFM operates a railroad of approximately 2,650 miles of main and branch lines running from the U.S./Mexico border at Laredo to Mexico City and serves most of Mexico's principal industrial cities and three of its four major shipping ports. Our principal international gateway is at Laredo, where more than 50% of all rail and truck traffic between the United States and Mexico crosses the border. At December 31, 2001, the Company also owned a 49% interest in Mexrail, which wholly owns Tex Mex (See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments - Developments Concerning Dispute with Grupo TMM" for a discussion of the sale of Mexrail to TFM in 2002). Tex Mex owns and operates approximately 160 miles of main and branch lines between Laredo and the port city of Corpus Christi, Texas. In addition, Mexrail owns the northern half of the rail-bridge at Laredo, which spans the Rio Grande River into Mexico. TFM owns and operates the southern half of the bridge.

The Company also owns 50% of the common stock (or a 42% equity interest) of PCRC, which holds the concession to operate a 47-mile railroad located adjacent to the Panama Canal. Panarail operates a commuter and tourist railway service over the lines of PCRC. Subsequent to the reconstruction of this rail line, passenger service commenced during the third quarter of 2001 and freight service started during the fourth quarter of 2001.

KCSI's rail network is further expanded through its strategic alliance with CN/IC and marketing agreements with Norfolk Southern Railway Co. ("Norfolk Southern") and I&M Rail Link, LLC ("I&M Rail Link"). The CN/IC alliance connects Canadian markets with major midwestern and southern markets in the United States as well as with major markets in Mexico through our connections with Tex Mex and TFM. Marketing agreements with Norfolk Southern allow the Company to capitalize on its Meridian Speedway to gain incremental traffic volume between the southeast and the southwest. Our marketing agreement with I&M Rail Link provides access to Minneapolis, Minnesota and Chicago and to originations of corn and other grain in Iowa, Minnesota and Illinois.


RAIL NETWORK

Owned Network

KCSR owns and operates approximately 3,100 miles of main and branch lines and 1,340 miles of other tracks in a ten-state region that includes Missouri, Kansas, Arkansas, Oklahoma, Mississippi, Alabama, Tennessee, Louisiana, Texas and Illinois. KCSR has the shortest north/south rail route between Kansas City and several key ports along the Gulf of Mexico in Louisiana, Mississippi and Texas. KCSR's rail route also serves the east/west route between Meridian and Dallas and the east/west route linking Kansas City with East St. Louis and Springfield, Illinois. In addition, KCSR has limited haulage rights between Springfield and Chicago that allow for shipments that originate or terminate on the former Gateway Western's rail lines. These lines also provide access to East St. Louis and allow rail traffic to avoid the more congested and costly St. Louis terminal. This geographic reach enables service to a customer base that includes electric generating utilities, which use coal, and a wide range of companies in the chemical and petroleum, agricultural and mineral, paper and forest, and automotive and intermodal markets.

KCSR revenues and net income are dependent on providing reliable service to customers at competitive rates, the general economic conditions in the geographic region served and the ability to effectively compete against other rail carriers and alternative modes of surface transportation, such as over-the-road truck transportation. The ability of KCSR to construct and maintain the roadway in order to provide safe and efficient transportation service is important to its ongoing viability as a rail carrier. Additionally, cost containment is important in maintaining a competitive market position, particularly with respect to employee costs, as approximately 85% of KCSR employees are covered under various collective bargaining agreements.

Significant Investments

Grupo TFM- Overview
In December 1995, the Company entered into a joint venture agreement with Transportacion Maritima Mexicana, S.A. de C.V. ("TMM"- now Grupo TMM as described below). The purposes of the joint venture were, among others, to provide for the formation of Grupo TFM, to provide for participation in the privatization of the Mexican national railway system through Grupo TFM, and to promote the movement of rail traffic over Tex Mex, TFM and KCSR. In 1997, the Company invested $298 million to obtain a 36.9% interest in Grupo TFM. Grupo TMM, S.A. de C.V. ("Grupo TMM"), which owns 38.5% of Grupo TFM, is the largest shareholder of Grupo TFM and the Mexican government owns the remaining 24.6%. (Note: See discussion below in " Grupo TFM - Joint Venture Arrangements" for a discussion of the formation of Grupo TMM). Grupo TFM owns 80% of the common stock of TFM. The remaining 20% of TFM was retained by the Mexican government. Grupo TMM and the Company maintain a call option to purchase the Mexican government's 24.6% share of Grupo TFM on or prior to July 31, 2002 as described further below in "Grupo TFM - Joint Venture Arrangements". TFM is both a strategic and financial investment for KCSI. Strategically our investment in TFM promotes the NAFTA growth strategy whereby the Company and its strategic partners can provide transportation services between the heart of Mexico's industrial base, the United States and Canada. TFM seeks to establish its railroad as the primary inland freight transporter linking Mexico with the U.S. and Canadian markets along the NAFTA corridor. TFM's strategy is to provide reliable customer service, capitalize on foreign trade growth and convert truck tonnage to rail.

Under the concession awarded by the Mexican Government in 1996 (the "Concession"), TFM operates the Northeast Rail Lines, which are located along a strategically significant corridor between Mexico and the United States, and have as their core routes a key portion of the shortest, most direct rail passageways between Mexico City and the southern, midwestern and eastern United States. These rail lines are the only ones which serve Nuevo Laredo, the largest rail freight exchange point between the United States and Mexico. TFM's rail lines connect the most populated and industrialized regions of Mexico with Mexico's principal U.S. border railway gateway at Laredo. In addition, TFM serves three of Mexico's four primary seaports at Veracruz and Tampico on the Gulf of Mexico and Lazaro Cardenas on the Pacific Ocean. TFM serves 15 Mexican states and Mexico City, which together represent a majority of the country's population and account for a majority of its estimated gross domestic product. KCSI believes the Laredo gateway is the most important interchange point for rail freight between the United States and Mexico. As a result, the Company believes that TFM's routes are integral to Mexico's foreign trade.

This route structure enables the Company to benefit from growing trade resulting from the increasing integration of the North American economy through NAFTA. Trade between Mexico and the United States has grown significantly from 1993 through 2001. Through Tex Mex and KCSR, as well as through interchanges with other major U.S. railroads, TFM provides its customers with access to an extensive rail network through which they may distribute their products throughout North America and overseas.

Financially, KCSI management believes TFM is an excellent long-term investment. TFM's operating strategy has been to increase productivity and maximize operating efficiencies. With Mexico's economic progress, growth of NAFTA trade between Mexico, the United States and Canada, and customer focused rail service, the Company believes that the growth potential of TFM could be significant.

TFM operates approximately 2,650 miles of main and branch lines and certain additional sidings, spur tracks and main line under trackage rights. TFM has the right to operate the rail lines, but does not own the land, roadway or associated structures. Approximately 81% of the main line operated by TFM consists of continuously welded rail. As of December 31, 2001, TFM owned 468 locomotives, owned or leased from affiliates 4,611 freight cars and leased from non-affiliates 150 locomotives and 6,192 freight cars.

Grupo TFM - Joint Venture Arrangements
During December 2001, TMM announced that its largest shareholder, Grupo TMM, filed a registration statement on Form F-4 with the Securities and Exchange Commission ("SEC") which was declared effective December 13, 2001, to register securities that would be issued in the proposed merger of TMM with Grupo TMM (formerly Grupo Servia, S.A. de C.V. ("Grupo Servia")). The surviving entity in the merger is known as Grupo TMM.

The term of the Grupo TFM joint venture agreement was renewed for a term of three years on December 1, 2000 and will automatically renew for additional terms of three years each unless either Grupo TMM or the Company gives notice of termination at least 90 days prior to the end of the then-current term. The joint venture agreement may also terminate under certain circumstances prior to the end of a term, including upon a change of control or bankruptcy of either Grupo TMM or the Company or a material default by Grupo TMM or the Company. Upon termination of the agreement, any joint venture assets that are not held in the name of KCSI or Grupo TMM will be distributed proportionally to Grupo TMM and KCSI. The joint venture does not have any material assets and management believes that a termination of the joint venture agreement would not have a material adverse effect on the Company or its interests in Mexrail or Grupo TFM.

The shareholders agreement dated May 1997, between KCSI, Caymex Transportation, Inc. (a wholly-owned subsidiary of the Company), Grupo Servia, TMM (Grupo Servia and TMM are now Grupo TMM following merger during 2001) and TMM Multimodal, S.A. de C.V. (a subsidiary of Grupo TMM that holds its interest in Grupo TFM), which governs our investment in Grupo TFM (1) restricts each of the parties to the shareholders agreement from directly or indirectly transferring any interest in Grupo TFM or TFM to a competitor of the parties, Grupo TFM or TFM without the prior written consent of each of the parties, and (2) provides that KCSI and Grupo TMM may not transfer control of any subsidiary holding all or any portion of shares of Grupo TFM to a third party, other than an affiliate of the transferring party or another party to the shareholders agreement, without the consent of the other parties to the shareholders agreement. The Grupo TFM bylaws prohibit any transfer of shares of Grupo TFM to any person other than an affiliate of the existing shareholders without the prior consent of Grupo TFM's board of directors. In addition, the Grupo TFM by-laws grant the shareholders of Grupo TFM a right of first refusal to acquire shares to be transferred by any other shareholder in proportion to the number of shares held by each non-transferring shareholder, although holders of preferred shares or shares with special or limited rights are only entitled to acquire those shares and not ordinary shares. The shareholders agreement requires that the boards of directors of Grupo TFM and TFM be constituted to reflect the parties' relative ownership of the ordinary voting common stock of Grupo TFM.

TFM holds the Concession to operate Mexico's Northeast Rail Lines for the 50 years beginning in June 1997 and, subject to certain conditions, has an option to extend the Concession for an additional 50 years. The Concession is subject to certain mandatory trackage rights and is exclusive for 30 years. Additionally, the Mexican government may revoke exclusivity after 20 years if it determines that there is insufficient competition and may terminate the Concession as a result of certain conditions or events, including (1) TFM's failure to meet its operating and financial obligations with regard to the Concession under applicable Mexican law, (2) a statutory appropriation by the Mexican government for reasons of public interest or (3) liquidation or bankruptcy of TFM. TFM's assets and its rights under the Concession may also be seized temporarily by the Mexican government.

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

KCSI and Grupo TMM have a call option for the Mexican government's 24.6% interest in Grupo TFM which is exercisable, on or prior to July 31, 2002, at the original amount (in U.S. dollars) paid by the Mexican government plus interest based on one-year U.S. Treasury securities. If the call option (or any portion thereof) has not been exercised on or before that date, it will automatically expire, although any unexercised portion of the call option with respect to any of the original shareholders may be exercised pro rata by the other original shareholders within a period of 15 days following the call option expiration date. In addition, at any time prior to July 31, 2002, the call option will terminate if not exercised within 30 days after receipt by the original shareholders of notice from the Mexican government that (1) after July 31, 2000, for two consecutive calendar six-month periods, TFM has met certain stipulated financial goals, or (2) Grupo TFM shares become listed on any securities exchange and, for a consecutive 10-day period, the closing trading price of such shares exceeded by 20% the value that on those same dates would be equal to the purchase price of the Mexican government's interest under the call option. Following this 30-day period, any unexercised portion of the call option with respect to any original shareholder may be exercised by the other original shareholders within a period of 15 days. In addition, after the expiration of that call option, the original shareholders have a right of first refusal to purchase the Mexican government's interest in Grupo TFM if the Mexican government wishes to sell that interest to a third party which is not a Mexican governmental entity.

On or prior to July 31, 2002, it is the intention of KCSI, along with Grupo TMM, to exercise their call option with respect to the purchase of the 24.6% interest in Grupo TFM currently owned by the Mexican government. The purchase price will be calculated by accreting the Mexican government's initial investment of approximately $199 million from the date of the Mexican government's investment through the date of the purchase, using the interest rate on one-year U.S.

Treasury securities. Various financing alternatives are currently being explored. One source of financing could include the use, as an offset to the purchase price, of approximately $81 million due to TFM from the Mexican government as a result of the reversion, during the first quarter of 2001, of a portion of the Concession to the Mexican government by TFM that covers the Hercules-Mariscala rail line, an approximate 18-mile portion of redundant track in the vicinity of the city of Queretaro. TFM recorded income of approximately $54 million (under accounting principles generally accepted in the United States of America ("U.S. GAAP")) in connection with the reversion. The remainder of the financing required to purchase the Mexican government's Grupo TFM shares is expected to be raised either at TFM or by the Company and Grupo TMM, respectively.

On or prior to October 31, 2003 the Mexican government may sell its 20% interest in TFM through a public offering (with the consent of Grupo TFM if prior to October 31, 2003). If, on October 31, 2003, the Mexican government has not sold all of its capital stock in TFM, Grupo TFM is obligated to purchase the capital stock at the initial share price paid by Grupo TFM plus interest. In the event that Grupo TFM does not purchase the Mexican government's remaining interest in TFM, Grupo TMM and KCSI, or either Grupo TMM or KCSI, are obligated to purchase the Mexican government's interest. KCSI and Grupo TMM have cross indemnities in the event the Mexican government requires only one of them to purchase its interest. The cross indemnities allow the party required to purchase the Mexican government's interest to require the other party to purchase its pro rata portion of such interest. However, if KCSI were required to purchase the Mexican government's interest in TFM and Grupo TMM could not meet its obligations under the cross-indemnity, then KCSI would be obligated to pay the total purchase price for the Mexican government's interest. If KCSI and Grupo TMM, or either KCSI or Grupo TMM alone had been required to purchase the Mexican government's 20% interest in TFM as of December 31, 2001, the total purchase price would have been approximately $518.8 million.

Mexrail
In 1995, the Company invested approximately $23 million to acquire a 49% economic interest in Mexrail, which owns 100% of Tex Mex and certain other assets, including the northern half of the international rail-bridge at Laredo spanning the Rio Grande River. Grupo TMM owns the remaining 51% of Mexrail. (See
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments - Developments Concerning Dispute with Grupo TMM" for a discussion of the sale of Mexrail to TFM in 2002). The bridge at Laredo is the most significant entry point for rail traffic between Mexico and the United States. Tex Mex operates a 160-mile rail line extending from Laredo to Corpus Christi. Tex Mex connects to KCSR through trackage rights between Corpus Christi and Beaumont. These trackage rights were granted pursuant to a 1996 Surface Transportation Board ("STB") decision and have an initial term of 99 years. Tex Mex provides a vital link between the Company's U.S. operations through KCSR and its Mexican operations through TFM.

On March 12, 2001, Tex Mex purchased from The Union Pacific Railroad Company ("UP") a line of railroad extending 84.5 miles between Rosenberg, Texas and Victoria, Texas, and granted Tex Mex trackage rights sufficient to integrate the line into the existing trackage rights. The line is not in service and will require extensive reconstruction, which has not yet been scheduled. The purchase price for the line of $9.2 million was determined through arbitration and the acquisition also required the prior approval or exemption of the transaction by the STB. By its Order entered on December 8, 2000, the STB granted Tex Mex's Petition for Exemption and exempted the transaction from this prior approval requirement. Once reconstruction of the line is completed, Tex Mex will be able to shorten its existing route between Corpus Christi and Houston, Texas by over 70 miles.

The share purchase agreement dated as of October 5, 1995 between KCSI and Grupo TMM which governs the investment in Mexrail provides, among other things, that as long as the Company is a shareholder of Mexrail, it has a right of first refusal with respect to Grupo TMM's Mexrail common stock if (1) Grupo TMM decides to sell all or a portion of its Mexrail common stock, or (2) Grupo TMM votes its Mexrail common stock in favor of a merger or consolidation involving Mexrail or Tex Mex or any plan to sell all or substantially all of the assets of Mexrail or Tex Mex. In addition, if Mexrail decides to sell all or a portion of its Tex Mex common stock, as long as KCSI is a shareholder of Mexrail, KCSI has a right of first refusal with respect to such Tex Mex common stock. The share purchase agreement also gives the Company the right to appoint two of Mexrail's five directors and four of Tex Mex's nine directors. In the event that the Company decides to sell all or a portion of its Mexrail common stock, Grupo TMM has the same rights of first refusal to purchase the Company's Mexrail common stock as KCSI is granted with reference to Grupo TMM's Mexrail common stock in the share purchase agreement.

Panama Canal Railway Company
In January 1998, the Republic of Panama awarded PCRC, a joint venture between KCSR and Mi-Jack Products, Inc. ("Mi-Jack"), the concession to reconstruct and operate the Panama Canal Railway. The Panama Canal Railway is a north-south railroad traversing the Panama isthmus between the Pacific and Atlantic Oceans. Its origin dates back to the late 1800's and the railway provides international shippers with a railway transportation option to complement the Panama Canal shipping channel. As of December 31, 2001, the Company has invested approximately $15.5 million toward the reconstruction and operations of the Panama Canal Railway. This investment is comprised of $12.9 million of equity and $2.6 million of subordinated loans. The Panama Canal Railway became fully operational on December 1, 2001 with the commencement of freight traffic. Passenger service started during July 2001. Management believes the prime potential and opportunity for this railroad to be in the movement of traffic between the ports of Balboa and Colon for shipping customers repositioning of containers. The Panama Canal Railway has significant interest from both shipping companies and port terminal operators. In addition, there is demand for passenger traffic for both commuter and pleasure/tourist travel. Panarail operates and promotes commuter and tourist passenger service over the Panama Canal Railway. While only 47 miles long, the Company believes the Panama Canal Railway provides the Company with a unique opportunity to participate in transoceanic shipments as a complement to the existing Canal traffic.

In November 1999, financing arrangements for PCRC were completed with the International Finance Corporation ("IFC"), a member of the World Bank Group. The financing is comprised of a $5 million investment by the IFC and senior loans through the IFC in an aggregate amount of up to $45 million, as well as $4.8 million of equipment loans from Transamerica Corporation. The IFC's investment of $5 million in PCRC is comprised of non-voting preferred shares which pay a 10% cumulative dividend. The preferred shares may be redeemed at the IFC's option any year after 2008 at the lower of (1) a net cumulative internal rate of return of 30% or (2) eight times earnings before interest, income taxes, depreciation and amortization for the two years preceding the redemption that is proportionate to the IFC's percentage ownership in PCRC. Under the terms of the concession, the Company is, under certain limited conditions, a guarantor for up to $7.5 million of cash deficiencies associated with the completion of the reconstruction project and operations of PCRC. Also if PCRC terminates the concession contract without the IFC's consent, the Company is a guarantor for up to 50% of the outstanding senior loans. In addition, the Company is a guarantor for up to $2.4 million of the equipment loans from Transamerica Corporation. The cost of the reconstruction, which is virtually complete, is expected to total approximately $80 million. The Company projects that an additional $2.5 million, which management expects would be in the form of a subordinated loan, could be required under the cash deficiency guarantee. Excluding the impact of any loan guarantees discussed above, the Company expects its total cash outlay for PCRC to approximate $18.0 million ($12.9 million of equity and $5.1 million of subordinated loans).

Southern Capital
In 1996, KCSR and GATX Capital Corporation ("GATX") formed a 50-50 joint venture--Southern Capital--to perform certain leasing and financing activities. Southern Capital's operations are comprised of the acquisition of locomotives and rolling stock and the leasing thereof to KCSR. Concurrent with the formation of this joint venture, KCSR entered into operating leases with Southern Capital for substantially all the locomotives and rolling stock that KCSR contributed or sold to Southern Capital at the time of formation of the joint venture. GATX contributed cash in the joint venture transaction formation. Southern Capital formerly managed a portfolio of non-rail loan assets primarily in the amusement entertainment, construction and trucking industries which it sold in April 1999 to Textron Financial Corporation, thereby leaving only the rail equipment related assets that are leased to KCSR.

The purpose for the formation of Southern Capital was to partner a Class I railroad in KCSR with an industry leader in the rail equipment financing in GATX. Southern Capital provides the Company with access to equipment financing alternatives.

Expanded Network

Through our strategic alliance with CN/IC and marketing agreements with Norfolk Southern and the I&M Rail Link, the Company has expanded the domestic geographic reach beyond that covered by its owned network.

Strategic Alliance with Canadian National and Illinois Central.
In 1998, KCSR, CN and IC announced a 15-year strategic alliance aimed at coordinating the marketing, operations and investment elements of north-south rail freight transportation. The strategic alliance did not require STB approval and was effective immediately. This alliance connects Canadian markets, the major midwest U.S. markets of Detroit, Michigan, Chicago, Kansas City and St. Louis and the key southern markets of Memphis, Dallas and Houston. It also provides U.S. and Canadian shippers with access to Mexico's rail system through our connections with Tex Mex and TFM.

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

KCSR and CN formed a management group made up of senior management representatives from both railroads to, among other things, develop plans for the construction of new facilities to support business development, including investments in automotive, intermodal and transload facilities at Memphis, Dallas, Kansas City and Chicago.

Under a separate agreement, KCSR was granted certain trackage and haulage rights and CN and IC were granted certain haulage rights. Under the terms of this agreement, and through action taken by the STB, in October 2000 KCSR gained access to six additional chemical customers in the Geismar, Louisiana industrial area through haulage rights.

Marketing Agreements with Norfolk Southern.
In December 1997, KCSR entered into a three-year marketing agreement with Norfolk Southern and Tex Mex that allows KCSR to increase its traffic volume along the east-west corridor between Meridian and Dallas by using interchange points with Norfolk Southern. This agreement provides Norfolk Southern run-through service with access to Dallas and the Mexican border at Laredo while avoiding the congested rail gateways of Memphis and New Orleans. This agreement was renewed in December 2000 for a term of three years and will be automatically renewed for additional three-year terms unless written notice of termination is given at least 90 days prior to the expiration of the then-current term.

In May 2000, KCSR entered into an additional marketing agreement with Norfolk Southern under which KCSR provides haulage services for intermodal traffic between Meridian and Dallas in exchange for fees from Norfolk Southern. Under this agreement Norfolk Southern may quote rates and enter into transportation service contracts with shippers and receivers covering this haulage traffic. This agreement terminates on December 31, 2006.

The May 2000 marketing agreement with Norfolk Southern provides KCSR with additional sources of intermodal business. Under the current arrangement, approximately two trains per day run both east and west between the Company's connection with Norfolk Southern at Meridian and the Burlington Northern Santa Fe Corporation ("BNSF") connection at Dallas. The structure of the agreement provides for lower gross revenue to KCSR, but improved operating income since, as a haulage arrangement, fuel and car hire expenses are the responsibility of Norfolk Southern, not KCSR. Management believes this business has additional growth potential as Norfolk Southern seeks to shift its traffic to southern gateways to increase its length of haul.

Marketing Agreement with I&M Rail Link.
In May 1997, KCSR entered into a marketing agreement with I&M Rail Link which provides KCSR with access to Minneapolis and Chicago and to originations of corn and other grain in Iowa, Minnesota and Illinois. Through this marketing agreement, KCSR receives and originates shipments of grain products for delivery to 35 poultry industry feed mills on its network. Grain is currently KCSR's largest export into Mexico. This agreement is terminable upon 90 days notice.

Haulage Rights.
As a result of the 1988 acquisition of the Missouri-Kansas-Texas Railroad by UP, KCSR was granted (1) haulage rights between Kansas City and each of Council Bluffs, Iowa, Omaha and Lincoln, Nebraska and Atchison and Topeka, Kansas, and
(2) a joint rate agreement for our grain traffic between Beaumont and each of Houston and Galveston, Texas. KCSR has the right to convert these haulage rights to trackage rights. KCSR's haulage rights require UP to move KCSR traffic in UP trains; trackage rights would allow KCSR to operate its trains over UP tracks. These rights have a term of 199 years. In addition, KCSR has limited haulage rights between Springfield and Chicago that allow for shipments that originate or terminate on the former Gateway Western's rail lines.

Markets Served
The following table summarizes KCSR revenue and carload statistics by commodity category. Certain prior year amounts have been reclassified to reflect changes in the business groups and to conform to the current year presentation.

                                                                                 Carloads and
                                                  Revenues                      Intermodal Units
                                        -------------------------------    ----------------------------
                                               (dollars in millions)             (in thousands)
                                           2001       2000       1999        2001      2000       1999
                                        ---------  ---------  ---------    -------   -------    -------
General commodities:
   Chemical and petroleum               $   123.8  $   125.6  $   131.9      146.0     154.1      165.5
   Paper and forest                         130.3      132.3      130.1      184.0     192.4      202.9
   Agricultural and mineral                  87.9       93.6       96.5      125.7     132.0      141.0
                                        ---------  ---------  ---------    -------   -------    -------

Total general commodities                   342.0      351.5      358.5      455.7     478.5      509.4
   Intermodal and automotive                 66.0       62.1       58.7      291.1     269.3      233.9
   Coal                                     118.7      105.0      117.4      202.3     184.2      200.8
                                        ---------  ---------  ---------    -------   -------    -------
Carload revenues and carload
   and intermodal units                     526.7      518.6      534.6      949.1     932.0      944.1
                                                                           -------   -------    -------
Other rail-related revenues                  39.7       44.5       51.8
                                        ---------  ---------  ---------
   Total KCSR revenues                  $   566.4  $   563.1  $   586.4
                                        =========  =========  =========

Chemicals and Petroleum
Chemical and petroleum products accounted for approximately 21.8% of KCSR revenues in 2001. KCSR transports chemical and petroleum products via tank and hopper cars primarily to markets in the southeast and northeast United States through interchanges with other rail carriers. Primary traffic includes plastics, petroleum and oils, petroleum coke, rubber, and miscellaneous chemicals. Under the terms of the CN/IC strategic alliance, and through certain actions taken by the STB, KCSR obtained access to six additional chemical customers in the Geismar, Louisiana industrial corridor (one of the largest concentrations of chemical suppliers in the world). This access began on October 1, 2000 and management believes it could provide additional competitive opportunities for revenue growth as existing contracts with other rail carriers expire for these customers.

Paper and Forest
Paper and forest products accounted for approximately 23.0% of 2001 KCSR revenues. The Company's rail lines run through the heart of the southeastern U.S. timber-producing region. Management believes that trees from this region tend to grow faster and that forest products made from them are generally less expensive than those from other regions. As a result, southern yellow pine products from the southeast are increasingly being used at the expense of western producers who have experienced capacity reductions because of public policy considerations. The expiration of the Softwood Lumber agreement between Canada and the United States and the ongoing trade dispute between Canada and the United States has negatively impacted traffic handled in this commodity group. Trade negotiations between the two countries continue and management is hopeful that an agreement will be reached during 2002. KCSR serves eleven paper mills directly and six others indirectly through short-line connections. Customers include International Paper Company, Georgia Pacific Corporation and Riverwood International. Primary traffic includes pulp and paper, lumber, panel products (plywood and oriented strand board), engineered wood products, pulpwood, woodchips, raw fiber used in the production of paper, pulp and paperboard, as well as metal, scrap and slab steel, waste and military equipment. Slab steel products are used primarily in the manufacture of drill pipe for the oil industry, and military equipment is shipped to and from several military bases on the Company's rail lines.

Agricultural and Mineral
Agricultural and mineral products accounted for approximately 15.5% of KCSR revenues in 2001. Agricultural products consist of domestic and export grain, food and related products. Shipper demand for agricultural products is affected by competition among sources of grain and grain products as well as price fluctuations in international markets for key commodities. In the domestic grain business, the Company's rail lines receive and originate shipments of grain and grain products for delivery to feed mills serving the poultry industry. Through the marketing agreement with I&M Rail Link, the Company's rail lines have access to sources of corn and other grain in Iowa and other Midwestern states. KCSR currently serves 35 feed mills along its rail lines throughout Arkansas, Oklahoma, Texas, Louisiana, Mississippi and Alabama. Export grain shipments include primarily wheat, soybean and corn transported to the Gulf of Mexico for international destinations and to Mexico via Laredo. Over the long term, grain shipments are expected to increase as a result of the Company's strategic investments in Tex Mex and TFM, given Mexico's reliance on grain imports. Food and related products consist mainly of soybean meal, grain meal, oils and canned goods, sugar and beer. Mineral shipments consist of a variety of products including ores, clay, stone and cement.

Intermodal and Automotive
Intermodal and automotive products accounted for approximately 11.7% of 2001 KCSR revenues. The intermodal freight business consists primarily of hauling freight containers or truck trailers by a combination of water, rail and motor carriers, with rail carriers serving as the link between the other modes of transportation. The Company's intermodal business has grown significantly over the last eight years with intermodal units increasing from 61,748 in 1993 to 256,429 in 2001 and intermodal revenues increasing from $17 million to $44 million during the same period. Through our dedicated intermodal train service between Meridian and Dallas, the Company competes directly with truck carriers along the Interstate 20 corridor.

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

The strategic alliance with CN/IC and marketing agreements with Norfolk Southern provide the Company the potential to further capitalize on the growth potential of intermodal freight revenues, particularly for traffic moving between points in the upper midwest and Canada to Kansas City, Dallas and Mexico. Furthermore, the Company is developing the former Richards-Gebaur Airbase in Kansas City to a U.S. customs pre-clearance processing facility, the Kansas City International Freight Gateway ("IFG"), which, when at full capacity, is expected to handle and process large volumes of domestic and international intermodal freight. Through an agreement with Mazda through the Ford Motor Company Claycomo manufacturing facility located in Kansas City, KCSR has developed an automotive distribution facility at IFG. This distribution facility became operational in April 2000 for the movement of Mazda vehicles. Management believes that, as additional opportunities arise, the IFG facility will be expanded to include additional automotive and intermodal operations.

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

Coal
Coal historically has been one of the most stable sources of revenues and is the largest single commodity handled by KCSR. In 2001, coal revenues represented 21.0% of total KCSR revenues. Substantially all coal customers are under long term contracts, which typically have an average contract term of approximately five years. KCSR's most significant customer is Southwestern Electric Power Company ("SWEPCO"- a subsidiary of American Electric Power, Inc.), which is under contract through 2006. The Company, directly or indirectly, delivers coal to nine electric generating plants, including the Flint Creek, Arkansas and Welsh, Texas facilities of SWEPCO, Kansas City Power and Light plants in Kansas City and Amsterdam, Missouri, an Empire District Electric Company plant near Pittsburg, Kansas and an Entergy Gulf States plant in Mossville, Louisiana. SWEPCO comprised approximately 64% of KCSR total coal revenues in 2001. The coal KCSR transports originates in the Powder River Basin in Wyoming and is transferred to KCSR's rail lines at Kansas City. KCSR also transports coal as an intermediate carrier from Kansas City to Dequeen, Arkansas, where it interchanges with a short-line carrier for delivery to the plant, and delivers lignite to an electric generating plant at Monticello, Texas. In the fourth quarter of 1999, KCSR began serving as a bridge carrier for coal deliveries to a Texas Utilities electric generating plant in Martin Lake, Texas. Management expects that deliveries to one of our coal customers will cease in April 2002 upon expiration of the contract, which is not expected to be renewed. Further, management expects coal revenues to decline in 2002 as a result of a contractual rate reduction at SWEPCO, which took effect on January 1, 2002. The impact of the rate reduction and the contract expiration is expected to result in an approximate $20 million decline in 2002 coal revenues.

Other
Other rail-related revenues include a variety of miscellaneous services provided to customers and interconnecting carriers and accounted for approximately 7.0% of total KCSR revenues in 2001. Major items in this category include railcar switching services, demurrage (car retention penalties) and drayage (local truck transportation services). Also included in this category are haulage services performed for the benefit of The Burlington Northern and Santa Fe Railway Company ("BNSF") under an agreement, which continues through 2004 and includes minimum volume commitments.


Railroad Industry

Overview
U.S. railroad companies are categorized by the STB into three types: Class I, Class II (Regional) and Class III (Local). There are currently eight Class I railroads in the United States, which can be further divided geographically by eastern or western classification. The eastern railroads are CSX Corporation ("CSX"), Grand Trunk Western (owned by CN), IC (owned by CN) and Norfolk Southern. The western railroads include BNSF, KCSR, Soo Line Railroad Company (owned by Canadian Pacific Railway Company ("CP")) and the UP.

The STB and Regulation
The STB, an independent body administratively housed within the Department of Transportation, is responsible for the economic regulation of railroads within the United States. The STB's mission is to ensure that competitive, efficient and safe transportation services are provided to meet the needs of shippers, receivers and consumers.

The STB was created by an Act of Congress known as the ICC Termination Act of 1995 ("ICCTA"). Passage of the ICCTA represented a further step in the process of streamlining and reforming the Federal economic regulatory oversight of the railroad, trucking and bus industries that was initiated in the late 1970's and early 1980's. The STB is authorized to have three members, each with a five-year term of office. The STB Chairman is designated by the President from among the STB's members.

The STB adjudicates disputes and regulates interstate surface transportation. Railway transportation matters under the STB's jurisdiction in general include railroad rate and service issues, rail restructuring transactions (mergers, line sales, line construction and line abandonments) and railroad labor matters.

The U.S. railroad industry was significantly deregulated with the passage of The Staggers Rail Act of 1980 (the "Staggers Act"). In enacting the Staggers Act, Congress recognized that railroads faced intense competition from trucks and other modes of transportation for most freight traffic and that prevailing regulation prevented them from earning adequate revenues and competing effectively. Through the Staggers Act, a new regulatory scheme allowing railroads to establish their own routes, tailor their rates to market conditions and differentiate rates on the basis of demand was put in place. The basic principle of the Staggers Act was that reasonable rail rates should be a function of supply and demand. The Staggers Act, among others things:

      . allows railroads to price competing routes and services differently to reflect relative demand;

      . allows railroads to enter into confidential rate and service contracts with shippers; and

      . abolishes collective rate making except among railroads participating in a joint-line movement.

The Staggers Act has had a positive effect on the U.S. rail industry. Lower rail rates brought about by the Staggers Act have resulted in significant cost savings for shippers and their customers. After decades of steady decline, the rail market share of inter-city freight ton-miles bottomed out at 35.2% in 1978 and has trended slowly upward since then, reaching 40.6% in 1996 before falling slightly in 1997 and 1998 and increasing to 41.0% in 2000.

New Merger Rules
On June 11, 2001, the STB issued new rules governing major railroad mergers and consolidations involving two or more "Class I" railroads (railroads with annual revenues of at least $250 million, as indexed for inflation). These new rules substantially increase the burden on rail merger applicants to demonstrate that a proposed transaction would be in the public interest. The new rules require applicants to demonstrate that, among other things, a proposed transaction would enhance competition where necessary to offset negative effects of the transaction, such as competitive harm, and to address fully the impact of the transaction on transportation service.

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

Competition
The Company's rail operations compete against other railroads, many of which are much larger and have significantly greater financial and other resources. Since 1994, there has been significant consolidation among major North American rail carriers, including the 1995 merger of Burlington Northern, Inc. and Santa Fe Pacific Corporation ("BN/SF", collectively "BNSF"), the 1995 merger of the UP and the Chicago and North Western Transportation Company ("UP/CNW") and the 1996 merger of UP with Southern Pacific Corporation ("SP"). Further, Norfolk Southern and CSX purchased the assets of Conrail in 1998 and the CN acquired the IC in June 1999. As a result of this consolidation, the railroad industry is now dominated by a few "mega-carriers." KCSI management believes that revenues were negatively affected by the UP/CNW, UP/SP and BN/SF mergers, which led to diversions of rail traffic away from KCSR's rail lines. Management regards the larger western railroads (BNSF and UP), in particular, as significant competitors to the Company's operations and prospects because of their substantial resources. Management believes, however, that because of the Company's investments and strategic alliances, it is positioned to attract additional rail traffic through our NAFTA rail franchise.

Truck carriers have eroded the railroad industry's share of total transportation revenues. Changing regulations, subsidized highway improvement programs and favorable labor regulations have improved the competitive position of trucks in the United States as an alternative mode of surface transportation for many commodities. In the United States, the trucking industry generally is more cost and transit-time competitive than railroads for short-haul distances. Intermodal traffic and certain other traffic face highly price sensitive competition, particularly from motor carriers. However, rail carriers, including KCSR, have placed an emphasis on competing in the intermodal marketplace and working together with motor carriers and each other to provide end-to-end transportation of products, especially where the length of haul exceeds 500 miles. The Company is also subject to competition from barge lines and other maritime shipping, which compete with the Company across certain routes in its operating area. Mississippi and Missouri River barge traffic, among others, compete with KCSR and its rail connections in the transportation of bulk commodities such as grain, steel and petroleum products.

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

Employees and Labor Relations
Labor relations in the U.S. railroad industry are subject to extensive governmental regulation under the Railway Labor Act ("RLA"). Under the RLA, national labor agreements are renegotiated when they become open for modification, but their terms remain in effect until new agreements are reached. Typically, neither management nor labor employees are permitted to take economic action until extended procedures are exhausted. Existing national union contracts with the railroads became amendable at the end of 1999. Included in the contracts was a provision for wages to increase automatically in the year following the contract term. These federal labor regulations are often more burdensome and expensive than regulations governing other industries and may place us at a competitive disadvantage relative to other non-rail industries, such as trucking competitors, which are not subject to these regulations.

Railroad industry personnel are covered by the Railroad Retirement Act ("RRA") instead of the Social Security Act. Employer contributions under RRA are currently substantially higher than those under the Social Security Act and may rise further because of the increasing proportion of retired employees receiving benefits relative to the number of working employees. The RRA requires up to a 23.75% contribution by railroad employers on eligible wages (see below for a discussion of changes to this rate effective in 2002), while the Social Security and Medicare Acts only require a 7.65% employer contribution on similar wage bases. Railroad industry personnel are also covered by the Federal Employers' Liability Act ("FELA") rather than state workers' compensation systems. FELA is a fault-based system with compensation for injuries settled by negotiation and litigation, which can be expensive and time-consuming. By contrast, most other industries are covered by state administered no-fault plans with standard compensation schedules. The difference in the labor regulations for the rail industry compared to the non-rail industries illustrates the competitive disadvantage placed upon the rail industry by federal labor regulations.

Approximately 85% of KCSR employees are covered under various collective bargaining agreements. Periodically, the collective bargaining agreements with the various unions become eligible for renegotiation. In 1996, national labor contracts governing KCSR were negotiated with all major railroad unions, including the United Transportation Union, the Brotherhood of Locomotive Engineers, the Transportation Communications International Union, the Brotherhood of Maintenance of Way Employees, and the International Association of Machinists and Aerospace Workers. A new labor contract was reached with the Brotherhood of Maintenance of Way Employees effective May 31, 2001. Formal negotiations to enter into new agreements are in progress with the other unions and the 1996 labor contracts will remain in effect until new agreements are reached. The wage increase elements of these new agreements may have retroactive application. Unions representing former Gateway Western employees are operating under 1994 contracts and are currently in negotiations to extend these contracts, which will remain in effect until new agreements are reached. A new agreement was reached with the Brotherhood of Locomotive Engineers of Gateway Western effective December 31, 2001. Gateway Western was merged into KCSR on October 1, 2001. Management has reached new agreements with all but one of the unions relating to former MidSouth employees (MidSouth was merged into KCSR on January 1, 1994). Discussions with this union are ongoing. The provisions of the various labor agreements generally include periodic general wage increases, lump-sum payments to workers and greater work rule flexibility, among other provisions. Management does not expect that the negotiations or the resulting labor agreements will have a material impact on our consolidated results of operations, financial condition or cash flows.

New Railroad Retirement Improvement Act
On December 21, 2001, the Railroad Retirement and Survivors' Improvement Act of 2001 was signed into law. This legislation liberalizes early retirement benefits for employees with 30 years of service by reducing the full benefit age from 62 to 60, eliminates a cap on monthly retirement and disability benefits, lowers the minimum service requirement from 10 years to 5 years of service, and provides for increased benefits for surviving spouses. It also provides for the investment of railroad retirement funds in non-governmental assets, adjustments in the payroll tax rates paid by employees and employers, and the repeal of a supplemental annuity work-hour tax. The new law provides for a 0.5%
reduction in the employer contribution for payroll taxes in 2002 and a 1.9% decline beginning in 2003. Beginning in 2004, the employer contribution will be based on a formula and could range between 8.2% and 22.1%. The reductions in the employer contribution under RRA and the repeal of the supplemental annuity work-hour tax are expected to reduce fringe benefits expenses by approximately $2.2 million in 2002. Additionally, the reduction in the retirement age from 62 to 60 is expected to result in increased employee attrition, leading to additional potential cost savings since it is not anticipated that all employees selecting early retirement will be replaced.

Insurance
KCSI maintains multiple insurance programs for its various subsidiaries including rail liability and property, general liability, directors and officers coverage, workers compensation coverage and various specialized coverages for specific entities as needed. Coverage for KCSR is by far the most significant part of the KCSI program. It includes liability coverage up to $250 million, subject to a $3 million deductible and certain aggregate limitations, and property coverage up to $200 million subject to a $2 million deductible and certain aggregate limitations. We believe that our insurance program is in line with industry norms given the size of the Company and provides adequate coverage for potential losses.

Employees
As of December 31, 2001, the approximate number of employees of KCSI and its consolidated subsidiaries was as follows:

KCSR                             2,640
All other combined                  55
                                 -----
         Total                   2,695
                                 =====


Item 2.           Properties

The information set forth in response to Item 102 of Regulation S-K under Item 1, "Business", of this Form 10-K and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", is incorporated by reference in response to this Item 2.

In the opinion of management, the various facilities, office space and other properties owned and/or leased by the Company (and its subsidiaries and affiliates) are adequate for existing operating needs.

KCSR

Certain KCSR property statistics follow:
                                               2001         2000          1999
                                              -------      -------      -------
Route miles - main and branch line              3,103        3,103        3,158
Total track miles                               4,444        4,444        4,499
Miles of welded rail in service                 2,197        2,157        2,153
Main line welded rail (% of total)                 59%          59%          59%
Cross ties replaced                           233,489      355,444      346,686

Average Age (in years):
-----------------------
Wood ties in service                             16.0         15.2         15.5
Rail in main and branch line                     28.9         29.5         28.5
Road locomotives                                 23.6         22.9         22.0
All locomotives                                  24.5         23.8         22.9

KCSR, in support of its transportation operations, owns and operates repair shops, depots and office buildings along its right-of-way. A major facility, the Deramus Yard, is located in Shreveport, Louisiana and includes a general office building, locomotive repair shop, car repair shops, customer service center, material warehouses and fueling facilities totaling approximately 227,000 square feet. KCSR owns a 107,800 square foot facility in Pittsburg, Kansas that previously was used as a diesel locomotive repair facility. This facility was closed during 1999. KCSR also owns freight and truck maintenance buildings in Dallas, Texas totaling approximately 125,200 square feet. Other facilities owned by KCSR include a 21,000 square foot freight car repair shop in Kansas City, Missouri and approximately 15,000 square feet of office space in Baton Rouge, Louisiana. KCSR also has the support of a locomotive repair facility recently constructed in Kansas City, Missouri. This facility is owned and operated by General Electric Company ("GE") to repair and maintain 50 AC 4400 locomotives manufactured by GE and leased by KCSR from Southern Capital.

KCSR and KCSI executive offices are currently located in an eight-story office building in downtown Kansas City, Missouri, which was previously leased from a subsidiary of the Company. In June 2001, the Company entered into a 17-year lease agreement for a new corporate headquarters building in downtown Kansas City, Missouri. The lease agreement is subject to completion of the new building, which is currently scheduled for April 2002. In June 2001, the Company sold the current corporate headquarters building in anticipation of occupying this new facility in the second quarter of 2002. The Company will remain in the existing building until the new corporate office facilities are completed and available for occupancy.

KCSR owns five intermodal facilities and has contracted with third parties to operate these facilities. These facilities are located in Dallas; Kansas City; Shreveport and New Orleans, Louisiana; and Jackson, Mississippi. KCSR is in the process of constructing an automotive and intermodal facility at the former Richards-Gebaur Airbase in Kansas City, Missouri. A portion of the automotive facility became operational in April 2000 for the storage and movement of automobiles. Intermodal and automotive operations at the facility may be further expanded in the future as business opportunities arise. The Company is also expanding the intermodal facilities in Kansas City, Dallas and Shreveport. The various intermodal facilities include strip tracks, cranes and other equipment used in facilitating the transfer and movement of trailers and containers. KCSR also has two transload facilities: one in Spiro, Oklahoma and the other in Jackson. A third transload facility is expected to open in Dallas during 2002. Transload operations consist of train/truck shipments whereby the products shipped are unloaded from the trailer, container or rail car and reloaded onto the other mode of transportation. Transload is similar to intermodal, except that intermodal shipments transfer the entire container or trailer and transload shipments transfer only the product being shipped.

KCSR owns 16.6% of Kansas City Terminal Railway Company, which owns and operates approximately 80 miles of track, and operates an additional eight miles of track under trackage rights in greater Kansas City, Missouri. KCSR also leases for operating purposes certain short sections of trackage owned by various other railroad companies and jointly owns certain other facilities with these railroads.

KCSR's fleet of locomotives and rolling stock consisted of the following at December 31:

                                   2001              2000             1999
                             ---------------   ---------------   ---------------
                             Leased    Owned   Leased    Owned   Leased   Owned
                             ------    -----   ------    -----   ------    -----
Locomotives:
    Road Units                  304      122      324      122      324      126
    Switch Units                 52        4       55        9       59       10
    Other                        --        8       --        8       --        8
                             ------    -----   ------    -----   ------    -----
    Total                       356      134      379      139      383      144
                             ======    =====   ======    =====   ======    =====

Rolling Stock:
    Box Cars                  6,164    1,420    5,951    2,020    6,298    2,012
    Gondolas                    780       88      842       95      845       78
    Hopper Cars               2,002    1,179    2,217    1,285    2,434    1,475
    Flat Cars (Intermodal
      and Other)              1,585      601    1,584      616    1,554      679
    Tank Cars                    44       43       46       55       33       55
    Auto Rack                   201       --      201       --      201       --
                             ------    -----   ------    -----   ------    -----
    Total                    10,776    3,331   10,841    4,071   11,365    4,299
                             ======    =====   ======    =====   ======    =====

As of December 31, 2001, KCSR's fleet consisted of 490 diesel locomotives, of which 134 were owned, 334 leased from Southern Capital and 22 leased from non-affiliates. KCSR's fleet of rolling stock consisted of 14,107 freight cars, of which 3,331 were owned, 3,399 leased from Southern Capital and 7,377 leased from non-affiliates.

The owned equipment is subject to liens created under our senior secured credit facilities, as well as liens created under certain conditional sales agreements, capital leases, and equipment trust certificates. KCSR indebtedness with respect to equipment trust certificates, conditional sales agreements and capital leases totaled approximately $46.5 million at December 31, 2001.

Systems and Technology

Management Control System
The Company implemented a pilot version of its Management Control System ("MCS") on the former Gateway Western (which was merged into KCSR effective October 1, 2001) in the first quarter of 2000 and had initially planned to begin implementation on KCSR in April 2001. However, implementation of MCS was delayed due to various factors, including personnel reductions that took place during March 2001. While development of MCS is not yet complete, during November 2001, a small functional part of MCS was installed relating to waybilling functions at the Company's customer service center. Management expects to fully implement MCS on KCSR in July 2002. Our proprietary MCS includes the following elements:

      .     a new waybill system;

      .     a new transportation system;

      .     a work queue management infrastructure;

      .     a service scheduling system; and

      .     EDI interfaces to the new systems.

MCS is designed to track individual shipments as they move across the rail system and compare that movement to the service sold to the customer. If a shipment falls behind schedule, MCS will automatically generate alerts and action recommendations.

MCS is designed to provide better analytical tools for management to use in its decision-making process. Management expects MCS to provide more accurate and timely information on, among other things, terminal dwell time, car velocity through terminals and priority of switching to meet schedules. A data warehouse will provide the foundation for an improved decision support infrastructure. By making decisions based upon that information, management intends to improve service quality and utilization of locomotives, rolling stock, crews, yards, and line of road and thereby reduce cycle times and costs. With the implementation of service scheduling, MCS is expected to provide improved customer service through improved advanced planning and real-time decision support. By designing all new business processes around workflow technology, management intends to more effectively follow key operating statistics to measure productivity and improve performance across the entire operation.

MCS is also expected to improve clerical and information technology group efficiencies. Management believes that information technology and other support groups will be able to reduce maintenance costs, increase their flexibility to respond to new requests and improve productivity. By using a layered design approach, MCS is expected to have the ability to extend to new technology as it becomes available. MCS can be further modified to connect customers with additional applications via the Internet and will be constructed to support multiple railroads, permit modifications to accommodate the local language requirements of the area and operate across multiple time zones. A later enhancement of MCS is expected to also include revenue and car accounting systems.

Train Dispatching System
KCSR is currently operating on two types of train dispatching systems, Direct Train Control ("DTC") and Centralized Traffic Control ("CTC"). DTC uses direct radio communication between dispatchers and engineers to coordinate train movement. DTC is used on approximately 65% of KCSR's track, including the track from Shreveport to Meridian and Shreveport to New Orleans. CTC controls switches and signals in the field from the dispatcher's desk top via microwave link. CTC is used on approximately 35% of KCSR's track, including the track from Kansas City to Beaumont and Shreveport to Dallas. CTC is normally utilized on heavy traffic areas with single main line or heavy traffic areas with multiple routes. Each dispatcher has an assigned territory displayed on high-resolution monitors driven by a mini-mainframe in Shreveport with a remote station in Beaumont. KCSR implemented a new dispatching computer system in May 1999, which has enhanced the overall efficiency of train movements on the railroad system.

Mexrail
Mexrail, a 49% owned affiliate, owns 100% of the Tex Mex and certain other assets, including the northern (U.S.) half of a rail traffic bridge at Laredo, Texas spanning the Rio Grande River. TFM operates the southern half of the bridge. This bridge is a significant entry point for rail traffic between Mexico and the U.S. The Tex Mex operates a 160-mile rail line extending from Corpus Christi to Laredo, and also has trackage rights (from UP) totaling approximately 360 miles between Corpus Christi and Beaumont, Texas. Additionally, on March 12, 2001 Mexrail purchased approximately 84.5 miles of track between Rosenberg and Victoria, Texas. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments - Developments Concerning Dispute with Grupo TMM" for a discussion of the sale of Mexrail to TFM in 2002.

In early 1999, Tex Mex completed construction of a new rail yard in Laredo. This rail yard consists of six tracks comprising approximately 9.3 miles. Although groundwork for an additional ten tracks has been completed, construction on those ten tracks has not yet begun. Capacity of the Laredo yard is approximately 800 freight cars and, upon completion of all tracks, is expected to be approximately 2,000 freight cars.

Certain Tex Mex property statistics follow:
                                              2001   2000   1999
                                              ----   ----   ----
Route miles - main and branch line             160    157    157
Total track miles (includes trackage rights)   608    533    533
Miles of welded rail in service                  5      5      5
Main line welded rail (% of total)               3%     3%     3%

Grupo TFM
TFM operates approximately 2,650 miles of main and branch lines and certain additional sidings, spur tracks and main line under trackage rights. TFM has the right to operate the rail lines, but does not own the land, roadway or associated structures. Approximately 81% of the main line operated by TFM consists of continuously welded rail. As of December 31, 2001, TFM owned 468 locomotives, owned or leased from affiliates 4,611 freight cars and leased from non-affiliates 150 locomotives and 6,192 freight cars. Grupo TFM (through TFM) has office space at which various operational, administrative, managerial and other activities are performed. The primary facilities are located in Mexico City and Monterrey, Mexico. TFM leases 140,354 square feet of office space in Mexico City and owns a 115,157 square foot facility in Monterrey.

Panama Canal Railway Company/Panarail Tourism Company
PCRC, a joint venture in which the Company owns 50% of the common stock (or a 42% equity interest), holds the concession to operate a 47-mile railroad that runs parallel to the Panama Canal. Reconstruction of the railroad was completed during 2001 and both passenger and freight traffic commenced during 2001. PCRC leases five locomotives and owns one locomotive. PCRC also owns 12 double stack cars, 6 passenger cars and various other infrastructure improvements and equipment. PCRC has operating intermodal terminal facilities at each end of its railroad and has an approximate 15,000 square foot equipment maintenance facility.

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

Pabtex GP LLP owns a 70-acre bulk commodity handling facility in Port Arthur, Texas.

Mid-South Microwave, Inc. owns and operates a microwave system, which extends essentially along the right-of-way of KCSR from Kansas City to Dallas, Beaumont and Port Arthur, Texas and New Orleans, Louisiana. This system is leased to KCSR.

Other subsidiaries of the Company own approximately 8,000 acres of land at various points adjacent to the KCSR right-of-way. Other properties also include a 354,000 square foot warehouse at Shreveport, Louisiana and several former railway buildings now being rented to non-affiliated companies, primarily as warehouse space. The Company is an 80% owner of Wyandotte Garage Corporation, which owns a parking facility in downtown Kansas City, Missouri. The facility is located adjacent to the Company and KCSR executive offices, and consists of 1,147 parking spaces utilized by the employees of the Company and its affiliates, as well as the general public. The Company sold an option providing for the sale of the Company's ownership interest in Wyandotte Garage Corporation to a third party, subject to various stipulations and agreements. The sale of the Company's interest in this corporation is expected to occur during 2002 after the relocation of our corporate headquarters to the new facility currently under construction.


Item 3.    Legal Proceedings

The information set forth in response to Item 103 of Regulation S-K under Part II Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - "Other - Litigation" and "- Environmental Matters" of this Form 10-K is incorporated by reference in response to this Item 3. In addition, see discussion in Part II Item 8, "Financial Statements and Supplementary Data - Note 11 - Commitments and Contingencies" of this Form 10-K.


Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the three-month period ended December 31, 2001.


Executive Officers of the Company

Pursuant to General Instruction G(3) of Form 10-K and instruction 3 to paragraph
(b) of Item 401 of Regulation S-K, the following list is included as an unnumbered Item in Part I of this Form 10-K in lieu of being included in KCSI's Definitive Proxy Statement which will be filed no later than 120 days after December 31, 2001. All executive officers are elected annually and serve at the discretion of the Board of Directors. All of the executive officers have employment agreements with the Company.


Name                                   Age           Position(s)
----                                   ---           -----------
Michael R. Haverty                     57            Chairman of the Board, President and Chief Executive Officer
Gerald K. Davies                       57            Executive Vice President and Chief Operating Officer
Robert H. Berry                        57            Senior Vice President and Chief Financial Officer
Albert W. Rees                         56            Senior Vice President--Operations of KCSR
William J. Pinamont                    40            Vice President and General Counsel
Warren K. Erdman                       43            Vice President - Corporate Affairs
Paul J. Weyandt                        49            Vice President and Treasurer
Louis G. Van Horn                      43            Vice President and Comptroller
Jay M. Nadlman                         41            Associate General Counsel and Corporate Secretary

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

Robert H. Berry has served as Senior Vice President and Chief Financial Officer of KCSI since July 18, 2000. Mr. Berry has served as Senior Vice President and Chief Financial Officer of KCSR since June 1997 and as a director of KCSR since November 1999. Mr. Berry is also a director of Grupo TFM. Prior to joining KCSR, Mr. Berry was employed by Northern Telecom for 21 years in various senior financial positions, including Vice President--Finance of NorTel Communications Systems, Inc. from 1995 through December 1996 and Vice President--Finance for Bell Atlantic Meridian Systems from 1993 to 1995. Mr. Berry is a Certified Public Accountant.

Albert W. Rees has served as a director of KCSR since May 1996. Since March 2001, he has served as Senior Vice President--Operations of KCSR. From January 1999 to March 2001, he served as Senior Vice President--International Operations of KCSR. From June 1995 to January 1999, Mr. Rees served as Senior Vice President--Operations of KCSR. Prior to joining KCSR, Mr. Rees was with The Atchison, Topeka and Santa Fe Railway Company, serving as Vice President--Quality Management from June 1991 to June 1995 and as Vice President--Operations from June 1989 through May 1991. Mr. Rees also serves as a director and chairman of the executive committee of each of the Kansas City Terminal Railway Company and Tex Mex.

William J. Pinamont has served as Vice President and General Counsel of KCSI since April 2001. He joined KCSR in December 2000 as Assistant Vice President Risk Management. Prior to joining KCSI, Mr. Pinamont was Of Counsel at the law firm Piper, Marbury, Rudnick & Wolfe, LLP from September 1999 to December 2000. From July 1992 until June 1999, he served as Associate General Counsel for Consolidated Rail Corporation.

Warren K. Erdman has served as Vice President--Corporate Affairs of KCSI since April 15, 1997 and as Vice President--Corporate Affairs of KCSR since May 1997. Prior to joining KCSI, Mr. Erdman served as Chief of Staff to United States Senator Kit Bond of Missouri from 1987 to 1997.

Paul J. Weyandt has served as Vice and President and Treasurer of KCSI and of KCSR since September 2001. Before joining KCSI, Mr. Weyandt was a consultant to the Structured Finance Group of GE Capital Corporation from May 2001 to September 2001. Prior to consulting, Mr. Weyandt spent 23 years with BNSF, most recently as Assistant Vice President - Finance and Assistant Treasurer.

Louis G. Van Horn has served as Vice President and Comptroller of KCSI since May 1996. Mr. Van Horn has also served as Vice President and Comptroller of KCSR since 1995. Mr. Van Horn was Comptroller of KCSI from September 1992 to May 1996. From January 1992 to September 1992, Mr. Van Horn served as Assistant Comptroller of KCSI. Mr. Van Horn is a Certified Public Accountant.

Jay M. Nadlman has served as Associate General Counsel and Corporate Secretary of KCSI since April 1, 2001. Mr. Nadlman joined KCSI in December 1991 as a General Attorney, and was promoted to Assistant General Counsel in 1997, serving in that capacity until April 1, 2001. Mr. Nadlman has served as Associate General Counsel and Secretary of KCSR since May 3, 2001, and as Assistant General Counsel and Assistant Secretary from August 1997 to May 3, 2001. Prior to joining KCSI, Mr. Nadlman served as an attorney with Union Pacific Railroad Company from 1985 to 1991.

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

                                     Part II

Item 5.           Market for the Company's Common Stock and Related Stockholder
                  Matters

The information set forth in response to Item 201 of Regulation S-K on the cover (page i) under the heading "Company Stock," and in Part II Item 8, "Financial Statements and Supplementary Data, at Note 13 - Quarterly Financial Data (Unaudited)" of this Form 10-K is incorporated by reference in response to this
Item 5.

The Company has not declared any cash dividends on its common stock during the last two fiscal years and does not anticipate making any cash dividend payments to common stockholders in the foreseeable future. Pursuant to the credit agreement dated January 11, 2000 as described further in Part II Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K, the Company is restricted from the payment of cash dividends on the Company's common stock.

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

As of March 8, 2002, there were 5,852 holders of the Company's common stock based upon an accumulation of the registered stockholder listing.


Item 6. Selected Financial Data (dollars in millions, except per share and ratio data)

The selected financial data below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included under Item 7 of this Form 10-K and the consolidated financial statements and the related notes thereto, and the Reports of Independent Accountants thereon, included under Item 8, "Financial Statements and Supplementary Data" of this Form 10-K and such data is qualified by reference thereto. All years reflect the 1-for-2 reverse common stock split to shareholders of record on June 28, 2000 paid July 12, 2000.


                                    2001           2000             1999              1998         1997
                                -----------     -----------      ------------      ---------    -----------
Revenues                        $     577.3     $     572.2      $      601.4      $   613.5    $     573.2

Income (loss) from continuing
  operations                    $      31.1(i)  $      25.4(ii)  $       10.2(iii) $    38.0    $    (132.1)(iv)

Income (loss) from continuing
 operations per common share:
    Basic                       $      0.53     $      0.44      $       0.18      $    0.69    $     (2.46)
    Diluted                            0.51            0.43              0.17           0.67          (2.46)

Total assets(v)                 $   2,010.9     $   1,944.5      $    2,672.0      $ 2,337.0    $   2,109.9

Total debt                      $     658.4     $     674.6      $      760.9      $   836.3    $     916.6

Cash dividends per
  common share                  $        --     $        --      $       0.32      $    0.32    $      0.30

Ratio of earnings to
  fixed charges (vi)                    1.1x            1.0x              1.2x(iii)      1.9x            --(iv)

(i) Income from continuing operations for the year ended December 31, 2001 excludes a charge for the cumulative effect of an accounting change of $0.4 million (net of income taxes of $0.2 million). This charge reflects the Company's adoption of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective January 1, 2001.

(ii) Income from continuing operations for the year ended December 31, 2000 excludes extraordinary items for debt retirement costs of $8.7 million (net of income taxes of $4.0 million). This amount includes $1.7 million (net of income taxes of $0.1 million) related to Grupo TFM.

(iii) Income from continuing operations for the year ended December 31, 1999 includes unusual costs of $12.7 million ($7.9 million after-tax). Excluding these unusual costs of $12.7 million, the ratio of earnings to fixed charges for 1999 would have been 1.3x.

(iv) Includes restructuring, asset impairment and other charges of $178.0 million ($141.9 million after-tax). Due to these restructuring, asset impairment and other charges of $178.0 million, the 1997 ratio coverage was less than 1:1. The ratio of earnings to fixed charges would have been 1:1 if a deficiency of $148.4 million would have been eliminated. Excluding the restructuring, asset impairment and other charges of $178.0 million, the ratio of earnings to fixed charges for 1997 would have been 1.4x.

(v) The total assets presented herein as of December 31, 1999, 1998 and 1997 include the net assets of Stilwell as follows: $814.6 million, $540.2 million, and $348.3 million, respectively. Due to the Spin-off on July 12, 2000, the total assets as of December 31, 2001 and 2000 do not include the net assets of Stilwell.

(vi) The ratio of earnings to fixed charges is computed by dividing earnings by fixed charges. For this purpose "earnings" represent the sum of (i) pretax income from continuing operations adjusted for income (loss) from unconsolidated affiliates, (ii) fixed charges, and (iii) distributed income from unconsolidated affiliated less (i) capitalized interest, and (ii) fixed charges. Fixed charges consist of interest expensed or capitalized, amortization of deferred debt issuance costs and the portion of rental expense which management believes is representative of the interest component of rental expense.

The information set forth in response to Item 301 of Regulation S-K under Part II Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", of this Form 10-K is incorporated by reference in partial response to this Item 6.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The discussion set forth below, as well as other portions of this Form 10-K, contains forward-looking comments that are not based upon historical information. Such forward-looking comments are based upon information currently available to management and management's perception thereof as of the date of this Form 10-K. Readers can identify these forward-looking comments by the use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. The actual results of operations of Kansas City Southern Industries, Inc. ("KCSI" or the "Company") could materially differ from those indicated in forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the Company's Current Report on Form 8-K dated December 11, 2001, which is on file with the U.S. Securities and Exchange Commission (File No.1-4717) and is hereby incorporated by reference herein. Readers are strongly encouraged to consider these factors when evaluating any forward-looking comments. The Company will not update any forward-looking comments set forth in this Form 10-K.

The discussion herein is intended to clarify and focus on the Company's results of operations, certain changes in its financial position, liquidity, capital structure and business developments for the periods covered by the consolidated financial statements included under Item 8 of this Form 10-K. This discussion should be read in conjunction with these consolidated financial statements, the related notes and the Reports of Independent Accountants thereon, and is qualified by reference thereto. For purposes of this "Management's Discussion and Analysis of Financial Condition and Results of Operations," discussions for The Kansas City Southern Railway Company ("KCSR") reflect the results of KCSR and Gateway Western as combined operating companies and exclude other KCSR subsidiaries or affiliates. Note: Effective October 1, 2001, the Gateway Western Railway Company ("Gateway Western") was merged into KCSR.

General

Kansas City Southern Industries, Inc. ("KCSI" or the "Company") is a Delaware corporation organized in 1962. KCSI is a holding company and its principal subsidiaries and affiliates include the following:

..     The Kansas City Southern Railway Company ("KCSR"), a wholly-owned subsidiary;

..     Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. ("Grupo TFM"), a
      36.9% owned unconsolidated affiliate, which owns 80% of the common stock of TFM, S.A. de C.V. ("TFM");

..     Mexrail, Inc. ("Mexrail"), a 49% owned unconsolidated affiliate, which wholly owns The Texas-Mexican Railway Company ("Tex Mex");

..     Southern Capital Corporation, LLC ("Southern Capital"), a 50% owned unconsolidated affiliate that leases locomotive and rail equipment to KCSR;

..     Panama Canal Railway Company ("PCRC"), an unconsolidated affiliate of which KCSR owns 50% of the common stock. PCRC owns all of the common stock of Panarail Tourism Company ("Panarail").

KCSI, as the holding company, supplies its various subsidiaries with managerial, legal, tax, financial and accounting services, in addition to managing other "non-operating" investments.

Effective October 1, 2001, the Gateway Western Railway Company ("Gateway Western") was merged into KCSR. Discussions of KCSR in this Form 10-K include the operations and operating results of Gateway Western.

See "Recent Developments - Developments Concerning Dispute with Grupo TMM" for a discussion of the sale of Mexrail to TFM in 2002.

All per share information included in this Item 7 is presented on a diluted basis unless specifically identified otherwise.


RECENT DEVELOPMENTS

The following items reflect significant developments, events or transactions that have occurred during the year ended December 31, 2001 or in 2002 prior to the Company's filing of this Form 10-K.

Developments Concerning Dispute with Grupo TMM. The Company and Grupo TMM, S.A. de C.V. ("Grupo TMM") have resolved their previously announced dispute over resolutions adopted at the Grupo TFM shareholders meetings held at the end of last year authorizing, among other things, the payment of a dividend by Grupo TFM and TFM's entry into a long-term lease with Mexrail, Inc. for the northern half of the international railway bridge at Laredo, Texas. On March 26, 2002, the 18th Civil Court of Mexico, D.F. issued an order declaring the Ordinary General Meeting of Shareholders held on December 21, 2001, which adopted resolutions authorizing the payment of a dividend, null and void. As a result of that court order, the dividend payment declared to the parties to the lawsuit, our subsidiary NAFTA Rail, S.A. de C.V. and Grupo TMM's subsidiary TMM Multimodal, S.A. de C.V., has been determined to be null and void. In addition, the dispute over the Mexrail-TFM bridge lease has been resolved by i) the termination of that lease; ii) a judicial settlement between the parties and the withdrawal from the action filed with the 14th Civil Court of Mexico, D.F.; and
iii) the Company's dismissal of the lawsuit it had filed in Delaware.

The Company, Grupo TMM, and certain of their affiliates entered into an agreement on February 27, 2002 with TFM to sell to TFM all of the common stock of Mexrail. Mexrail owns the northern half of the international railway bridge at Laredo and all of the common stock of Tex Mex. The sale closed on March 27, 2002 and the Company received approximately $31.4 million for its 49% interest in Mexrail. The Company intends to use the proceeds from the sale to reduce debt. Although the Company no longer directly owns 49% of Mexrail, it retains an indirect ownership through its ownership of Grupo TFM. The Company is currently evaluating the accounting treatment for this transaction.

Changes to Mexican Tax Law. Effective January 1, 2002, Mexico implemented changes in its income tax laws that could have an impact on Grupo TFM's future operating results, a portion of which are recorded in the Company's earnings under the equity method of accounting.

The Mexican corporate income tax rate will be reduced from 35% to 32% in one percent increments beginning in 2003, resulting in a 32% income tax rate in 2005. Accordingly, under accounting principles generally accepted in the United States of America ("U.S. GAAP"), Grupo TFM's currently recorded deferred tax asset will likely be reduced by approximately $3.9 million in 2002, resulting in an impact of approximately $1.4 million to the Company. Additionally, the ability to utilize tax credits resulting from the purchase of fuel to offset non-income taxes has been repealed. Such credits will generally expire if not utilized during 2002. Under the current environment, this could also have an ongoing impact to TFM's fuel expense in 2002 and beyond. Management of TFM believes that the new law's limitation of the use of the fuel tax credits by the railroad industry was unintended and TFM management is working with other Mexican railroads and the Mexican government to have this portion of the change in law reversed. TFM expects, but cannot assure, that the outcome will be that the use of such fuel tax credits will not be limited. If TFM management is not successful in its efforts to have this portion of the change in law reversed, it could have an adverse impact on the Company's equity earnings from Grupo TFM.

Bogalusa Cases. In July 1996, KCSR was named as one of twenty-seven defendants in various lawsuits in Louisiana and Mississippi arising from the explosion of a rail car loaded with chemicals in Bogalusa, Louisiana on October 23, 1995. As a result of the explosion, nitrogen dioxide and oxides of nitrogen were released into the atmosphere over parts of Bogalusa and the surrounding area allegedly causing evacuations and injuries. Approximately 25,000 residents of Louisiana and Mississippi (plaintiffs) have asserted claims to recover damages allegedly caused by exposure to the released chemicals.

On October 29, 2001, KCSR and representatives for its excess insurance carriers negotiated a settlement in principle with the Louisiana and Mississippi plaintiffs for $22.3 million. The settlement is subject to the execution of a Master Global Settlement Agreement ("MGSA") and releases by the parties. In Louisiana, the Court will evaluate the MGSA at a fairness hearing and decide whether the proposed settlement is fair for the class of plaintiffs. In Mississippi, the plaintiffs are expected to individually execute release instruments. Management expects that these events could occur by the end of the third quarter of 2002.

At December 31, 2001, the Company had recorded a liability in its consolidated financial statements of $22.3 million and an insurance receivable of $19.3 million related to the Bogalusa cases.

Jaroslawicz Class Action. On October 3, 2000, a lawsuit was filed in the New York State Supreme Court purporting to be a class action on behalf of the Company's preferred shareholders, and naming KCSI, its Board of Directors and Stilwell Financial Inc. ("Stilwell" - a former wholly-owned financial services subsidiary) as defendants. This lawsuit sought a declaration that the Company's spin-off of Stilwell was a defacto liquidation of KCSI, alleged violation of directors' fiduciary duties to the preferred shareholders and also sought a declaration that the preferred shareholders were entitled to receive the par value of their shares and other relief. The Company filed a motion to dismiss with prejudice in the New York State Supreme Court on December 22, 2000; the plaintiff filed its brief in opposition to the motion to dismiss on February 1, 2001, and the Company served reply papers on March 7, 2001. On November 19, 2001, the New York State Supreme Court granted the Company's motion in its entirety and dismissed this lawsuit.

Houston Cases. In August 2000, KCSR and certain of its affiliates were added as defendants in lawsuits pending in Jefferson and Harris Counties, Texas. These lawsuits allege damage to approximately 3,000 plaintiffs as a result of an alleged toxic chemical release from a tank car in Houston, Texas on August 21, 1998. Litigation involving the shipper and the delivering carrier had been pending for some time, but KCSR, which handled the car during the course of its transport, had not previously been named a defendant. On June 28, 2001, KCSR reached a final settlement with the 1,664 plaintiffs in the lawsuit filed in Jefferson County, Texas. KCSR continues to vigorously defend the lawsuit filed in Harris County, Texas and management believes the Company's probability of liability for damages in this case to be remote.

New Railroad Retirement Improvement Act. On December 21, 2001, the Railroad Retirement and Survivors' Improvement Act of 2001 was signed into law. This legislation liberalizes early retirement benefits for employees with 30 years of service by reducing the full benefit age from 62 to 60, eliminates a cap on monthly retirement and disability benefits, lowers the minimum service requirement from 10 years to 5 years of service, and provides for increased benefits for surviving spouses. It also provides for the investment of railroad retirement funds in non-governmental assets, adjustments in the payroll tax rates paid by employees and employers, and the repeal of a supplemental annuity work-hour tax. The new law provides for a 0.5% reduction in the employer contribution for payroll taxes in 2002 and a 1.9% decline beginning in 2003. Beginning in 2004, the employer contribution will be based on a formula and could range between 8.2% and 22.1%. The reductions in the employer contribution under RRA and the repeal of the supplemental annuity work-hour tax are expected to reduce fringe benefits expenses by approximately $2.2 million in 2002. Additionally, the reduction in the retirement age from 62 to 60 is expected to result in increased employee attrition, leading to additional potential cost savings since it is not anticipated that all employees selecting early retirement will be replaced.

Proposed Mexican Rail Merger. Grupo Carso, S.A. de C.V. and Grupo Mexico, S.A. de C.V. have announced their agreement to merge the Mexican main line railroads Ferrosur, S.A. de C.V. ("Ferrosur") and Ferrocarril Mexicano, S.A. de C.V. ("Ferromex"). Ferrosur and Ferromex are two of the three main line railroads created out of the privatization of the Mexican National Railway System. The Company's affiliate, TFM, is the third. The proposed merger has been submitted for approval to the Competition Commission, which must approve the transaction before it may become effective. The Secretary of Communications is also reviewing the proposed merger and will issue an opinion thereon. In addition, the Competition Commission has announced that it has opened an investigation into the possible monopolistic practices of Ferromex. Grupo TFM has announced its intention to oppose the consolidation before the Mexican antitrust and railroad regulatory authorities on the grounds that the proposed combination is anti-competitive and violates the rules governing the privatization of the Mexican National Railway System. The Company will support the efforts of our affiliate to oppose the proposed consolidation.

Shelf Registration Statements and Public Securities Offerings. The Company filed a Universal Shelf Registration Statement on Form S-3 (Registration No. 33-69648) in September 1993, as amended in April 1996, for the offering of up to $500 million aggregate amount of securities (the "Initial Shelf"). The Securities and Exchange Commission ("SEC") declared the Initial Shelf effective on April 22, 1996. The Company has carried forward $200 million aggregate amount of unsold securities from the Initial Shelf to a Shelf Registration Statement filed on Form S-3 (Registration No. 333-61006) on May 16, 2001, as amended on June 5, 2001, for the offering of up to $450 million aggregate amount of securities (the "Second Shelf"). The SEC declared the Second Shelf effective on June 5, 2001. Securities in the aggregate amount of $300 million remain available under the Initial Shelf. To date, no securities have been issued thereunder.

On June 7, 2001, the Company announced plans for concurrent public offerings of $115 million of mandatory convertible units and 4 million shares of the Company's common stock under the Second Shelf. These offerings were independent of each other and completion of one was not contingent upon the other. Anticipated proceeds from these offerings were to be applied to reduce debt under the Company's senior secured credit facility. However, on June 19, 2001, the Company issued a press release stating that because of management's belief that the Company's stock price did not properly reflect the valuation of the Company, pursuing these offerings was not in the best interest of KCSI's current shareholders. The Company, however, did not rule out an offering of its common stock in the future should the Company determine that market conditions are appropriate.

Waiver and Amendments for Credit Facility Covenants. Due to various factors, including the impact on the operations of the Company of the U.S. economic recession during 2001, the Company requested and received from lenders a waiver from certain of the financial and coverage covenant provisions outlined in the credit agreement for the Company's senior secured credit facility. This waiver was granted on March 19, 2001 and was effective until May 15, 2001. In addition, the Company requested an amendment to the applicable covenant provisions of the credit agreement. The amendment, among other things, revised certain of the covenant provisions (including financial and coverage provisions) through March 31, 2002 to provide the Company with time to strengthen its financial position and pursue various financing alternatives. The lenders approved and executed the amendment to the credit agreement on May 10, 2001. At December 31, 2001, the Company had $397.5 million borrowed under this facility, comprised of $377.5 million of term debt and $20 million of revolving debt and was in compliance with the applicable covenant provisions as amended.

As discussed in "Developments Concerning Dispute with Grupo TMM" above, the Company has resolved its dispute with Grupo TMM concerning certain actions taken by Grupo TMM at Grupo TFM. Due to the uncertainty of the timing of this dispute resolution and associated transactions, as well as the return on April 1, 2002 of the leverage ratio covenant provision to the original calculation under the credit agreement, the Company obtained, as a precautionary measure, an additional amendment to the credit agreement. This amendment revises the leverage ratio covenant provision for the period April 1, 2002 through June 29, 2002. Management believes that the Company will be in full compliance with all covenant provisions of the credit agreement at the end of the first quarter and beyond.

Purchase of Additional Interest in Grupo TFM. On June 13, 2001, KCSI and its partner, Grupo TMM (the surviving entity in the merger of Transportacion Maritima Mexicana, S.A. de C.V. ("TMM") and Grupo Servia, S.A. de C.V. ("Grupo Servia")) announced, subject to certain financing and other customary conditions, their intention to exercise their call option and cause TFM to purchase the 24.6% interest in Grupo TFM currently owned by the Mexican government for approximately $249 million. This transaction was expected to occur during the third quarter of 2001; however, due to the tragic events of September 11, 2001, the timing of the transaction was delayed until market conditions improved. Although, the form of the transaction may not occur as originally planned, it is the intention of KCSI, along with Grupo TMM, to exercise this call option for the Mexican government's 24.6% interest in Grupo TFM prior to its expiration on July 31, 2002. The purchase price will be calculated by accreting the Mexican government's initial investment of $199 million from the date of the Mexican government's investment through the date of the purchase, using the interest rate on one-year U.S. Treasury securities. Various financing alternatives are currently being explored. One source of financing could include the use of approximately $81 million due to TFM from the Mexican government as a result of the reversion, during the first quarter of 2001, of a portion of the concession to the Mexican government by TFM that covers the Hercules-Mariscala rail line, an approximate 18-mile portion of redundant track in the vicinity of the city of Queretaro. TFM recorded income of approximately $54 million (under accounting principles generally accepted in the United States of America ("U.S. GAAP")) in connection with this reversion. The remainder of the financing required to purchase the Mexican government's Grupo TFM shares is expected to be raised either at TFM or by the Company and Grupo TMM, respectively. This transaction is expected to be completed when markets become more favorable, but in any event on or prior to July 31, 2002. Although, the Company intends to complete this transaction, there can be no assurance that it will be able to do so.

New Rules Governing Major Railroad Mergers and Consolidations. On June 11, 2001, the Surface Transportation Board ("STB") issued new rules governing major railroad mergers and consolidation's involving two or more "Class I" railroads (railroads with annual revenues of at least $250 million, as indexed for inflation). These new rules substantially increase the burden on rail merger applicants to demonstrate that a proposed transaction would be in the public interest. The new rules require applicants to demonstrate that, among other things, a proposed transaction would enhance competition where necessary to offset negative effects of the transaction, such as competitive harm, and to address fully the impact of the transaction on transportation service.

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

New Corporate Headquarters. On June 26, 2001, the Company entered into a 17-year lease agreement for a new corporate headquarters building in downtown Kansas City, Missouri. The lease agreement is subject to completion of the new building, which is currently scheduled for April 2002.

Additionally, in June 2001, the Company sold the building that currently serves as its corporate headquarters in Kansas City, Missouri in anticipation of occupying this new facility. The Company realized a net gain of approximately $0.9 million from this sale. The Company will remain in the existing building until the new corporate office building is completed and available for occupancy. Further, in June 2001, the Company received $0.5 million for the sale of an option providing the holder of the option the right to purchase the Company's 80% ownership in the common stock of Wyandotte Garage Corporation, an owner and operator of a parking facility located in downtown Kansas City, Missouri adjacent to the Company's existing headquarters building. The amount received for this option is nonrefundable and the option is exercisable upon the resolution of certain shareholder matters. The $0.5 million gain received for the option has been deferred until completion of the transaction or until the option expires. The sale of the Company's interest in Wyandotte Garage Corporation is expected to occur during 2002 after relocation to the new corporate headquarters facility.

Cost Reduction Plan. During the first quarter of 2001, KCSI announced a cost reduction strategy designed to keep the Company competitive during the economic slow-down existing at that time. The cost reduction strategy resulted in a reduction of approximately 5% of the Company's total workforce (excluding train and engine personnel). Additionally, KCSI implemented a voluntary, temporary salary reduction for middle and senior management and temporarily suspended certain management benefits. This voluntary, temporary salary reduction ended December 31, 2001. As part of the cost reduction plan, the Company also delayed the implementation of its new computer system, Management Control System ("MCS"). During November 2001, a small functional part of MCS was installed relating to waybilling functions at the Company's customer service center. Management expects to fully implement MCS in mid-2002. Further, 2001 planned capital expenditures were reduced by approximately $16 million. These capital reductions did not affect the planned maintenance for the physical structure of the railroad, but limited the amount of discretionary expenditures for projects such as capacity improvements. During the first quarter of 2001, the Company recorded approximately $1.3 million of costs related to severance benefits associated with the workforce reduction.

Implementation of Derivative Standard. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 was amended by Statement of Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133." SFAS 133, as amended, requires that derivatives be recorded on the balance sheet as either assets or liabilities measured at fair value. Changes in the fair value of derivatives are recorded either through current earnings or as other comprehensive income, depending on the type of hedge transaction. For fair value hedge transactions (changes in the fair value of an asset, liability or an unrecognized firm commitment are hedged), changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash flow hedge transactions (the variability of cash flows related to a variable rate asset, liability or a forecasted transaction are hedged), changes in the fair value of the derivative instrument will be reported in other comprehensive income to the extent it offsets changes in cash flows related to the variable rate asset, liability or forecasted transaction, with the difference reported in current earnings. Gains and losses on the derivative instrument reported in other comprehensive income will be reclassified into earnings in the periods in which earnings are impacted by the variability of the cash flow of the hedged item. The ineffective portion of all hedge transactions will be recognized in current period earnings.

The Company does not engage in the trading of derivatives. The Company's objective is to manage its interest rate risk through the use of derivative instruments in accordance with the provisions of its credit facility. At December 31, 2001, the Company had five separate interest rate cap agreements for an aggregate notional amount of $200 million, which were designated as cash flow hedges. These interest rate cap agreements were designed to hedge the Company's exposure to movements in the London Interbank Offered Rate ("LIBOR") on which the Company's variable rate interest is calculated. $100 million of the aggregate notional amount provided a cap on the Company's LIBOR based interest rate of 7.25% plus the applicable spread, while $100 million limited the LIBOR based interest rate to 7% plus the applicable spread. By holding these interest rate cap agreements, the Company has been able to limit the risk of rising interest rates on its variable rate debt. Three of these interest rate cap agreements expired on February 10, 2002 and the remaining two expired on March 10, 2002. As of December 31, 2001, the Company did not have any other interest rate cap agreements or interest rate hedging instruments.

KCSI adopted the provisions of SFAS 133 effective January 1, 2001. As a result of this change in the method of accounting for derivative financial instruments, the Company recorded an after-tax charge to earnings of $0.4 million in the first quarter of 2001. This charge is presented as a cumulative effect of an accounting change in the accompanying financial statements and represents the ineffective portion of the interest rate cap agreements. The Company recorded an additional $0.4 million charge during the year ended December 31, 2001 for subsequent changes in the fair value of its interest rate hedging instruments. As of December 31, 2001, the interest rate cap asset had a fair value of less than $0.1 million.

In addition, as of December 31, 2001 the Company recorded a reduction to its stockholders' equity (accumulated other comprehensive loss) of approximately $2.9 million for its portion of the amount recorded by Southern Capital for the adjustment to the fair value of its interest rate swap transactions. The Company also reduced its investment in Southern Capital by the same amount.

Purchase of Janus common stock by Stilwell. A stock purchase agreement with Thomas H. Bailey, the Chairman, President and Chief Executive Officer of Janus Capital Corporation ("Janus"), and another Janus stockholder (the "Janus Stock Purchase Agreement") and certain restriction agreements with other Janus minority stockholders contain, among other provisions, mandatory put rights. The Janus Stock Purchase Agreement, and certain stock purchase agreements and restriction agreements with other minority stockholders also contain provisions whereby upon the occurrence of a Change in Ownership of KCSI or Stilwell, as applicable (as defined in such agreements), KCSI may be required to purchase such holders' Janus stock. The fair market value price for the purchase or sale under the mandatory put rights or the Change in Ownership provisions would be equal to fifteen times the net after-tax earnings of Janus over the period indicated in the relevant agreement or in some circumstances as determined by Janus' Stock Option Committee or as determined by an independent appraisal. The Janus Stock Purchase Agreement has been assigned to Stilwell and Stilwell has assumed and agreed to discharge KCSI's obligations under that agreement; however, KCSI is obligated as a guarantor of Stilwell's obligations under that agreement. With respect to other restriction agreements not assigned to Stilwell, Stilwell has agreed to perform all of KCSI's obligations under these agreements and KCSI has agreed to transfer all of its benefits and assets under these agreements to Stilwell. In addition, Stilwell has agreed to indemnify KCSI for any and all losses incurred with respect to the Janus Stock Purchase Agreement and all other Janus minority stockholder agreements.

In certain 2001 SEC filings, Stilwell disclosed that in March and April 2001, Stilwell acquired 202,042 shares of Janus common stock from several minority stockholders of Janus exercising their put rights under certain of the agreements discussed above. On September 4, 2001, Janus purchased from employees (other than Mr. Bailey) approximately 139,000 shares of Janus common stock. On May 1, 2001, Stilwell announced that it completed the purchase of 600,000 shares of Janus common stock from Mr. Bailey under the terms and conditions of the Janus Stock Purchase Agreement. Additionally, on November 9, 2001, Stilwell announced that it had completed the purchase of an additional 609,950 shares of Janus common stock owned by Mr. Bailey and one other minority stockholder through the exercise of put rights for a price of approximately $613 million. Upon the completion of the purchase of 609,950 shares on November 9, 2001, KCSI was relieved of its obligations to make any payments under the mandatory put rights. There remain, however, potential obligations under the Change in Ownership provisions under certain share restriction agreements. KCSI believes, based on discussions with Stilwell management and as previously demonstrated by Stilwell, that Stilwell has adequate financial resources available to fund any obligation under the Change in Ownership provisions described above. However, if Stilwell were somehow unable to meet its obligations with respect to these agreements, KCSI would be obligated to make the payments under these agreements. At December 31, 2001, KCSI could have been ultimately responsible for approximately $63.6 million under the Change in Ownership provisions in the event Stilwell was unable to meet its obligations.


SIGNIFICANT DEVELOPMENTS

In addition to the recent developments mentioned above, consolidated operating results from 1999 through 2001 were affected by the following:

Spin-off of Stilwell Financial Inc. On June 14, 2000, KCSI's Board of Directors approved the spin-off of Stilwell. On July 12, 2000, KCSI completed the spin-off of Stilwell through a special dividend of Stilwell common stock distributed to KCSI common stockholders of record on June 28, 2000 ("Spin-off"). Each KCSI stockholder received two shares of the common stock of Stilwell for every one share of KCSI common stock owned on the record date. The total number of Stilwell shares distributed was 222,999,786. Under tax rulings received from the Internal Revenue Service ("IRS"), the

Spin-off qualifies as a tax-free distribution under Section 355 of the Internal Revenue Code of 1986, as amended. Also on July 12, 2000, KCSI completed a reverse stock split whereby every two shares of KCSI common stock were converted into one share of KCSI common stock. The Company's stockholders approved a one-for-two reverse stock split in 1998 in contemplation of the Spin-off. The total number of KCSI shares outstanding immediately following this reverse split was 55,749,947. In preparation for the Spin-off, the Company re-capitalized its debt structure on January 11, 2000 as further described in "Debt Refinancing and Re-capitalization of the Company's Debt Structure" below.

Duncan Case Settlement. In 1998, a jury in Beauregard Parish, Louisiana returned a verdict against KCSR in the amount of $16.3 million. This case arose from a railroad crossing accident that occurred at Oretta, Louisiana on September 11, 1994, in which three individuals were injured. Of the three, one was injured fatally, one was rendered quadriplegic and the third suffered less serious injuries. Subsequent to the verdict, the trial court held that the plaintiffs were entitled to interest on the judgment from the date the suit was filed, dismissed the verdict against one defendant and reallocated the amount of that verdict to the remaining defendants. On November 3, 1999, the Third Circuit Court of Appeals in Louisiana affirmed the judgment. Subsequently KCSR obtained review of the case in the Supreme Court of Louisiana. On October 30, 2000, the Supreme Court of Louisiana entered its order affirming in part and reversing in part the judgment. The net effect of the Louisiana Supreme Court action was to reduce the allocation of negligence to KCSR and reduce the judgment, with interest, against KCSR from approximately $28 million to approximately $14.2 million (approximately $9.7 million of damages and $4.5 million of interest). This judgment was in excess of KCSR's insurance coverage of $10 million for this case. KCSR filed an application for rehearing in the Supreme Court of Louisiana, which was denied on January 5, 2001. KCSR then sought a stay of judgment in the Louisiana court. The Louisiana court denied the stay application on January 12, 2001. KCSR reached an agreement as to the payment structure of the judgment in this case and payment of the settlement was made on March 7, 2001.

KCSR had previously recorded a liability of approximately $3.0 million for this case. Based on the Supreme Court of Louisiana's decision, as of December 31, 2000, management recorded an additional liability of $11.2 million and also recorded a receivable in the amount of $7.0 million representing the amount of the insurance coverage. This resulted in recording $4.2 million of net operating expense in the accompanying consolidated financial statements for the year ended December 31, 2000. The final installment on the $7.0 million receivable from the insurance company was received by KCSR in June 2001.

Debt Refinancing and Re-capitalization of the Company's Debt Structure.

Registration of Senior Unsecured Notes. During the third quarter of 2000, the Company completed a $200 million private offering of debt securities through its wholly-owned subsidiary, KCSR. The offering, completed pursuant to Rule 144A under the Securities Act of 1933 in the United States and Regulation S outside the United States, consisted of 8-year senior unsecured notes ("Senior Notes"). Net proceeds from this offering of $196.5 million were used to refinance term debt and reduce commitments under the KCS Credit Facility (as defined below). The refinanced debt was scheduled to mature on January 11, 2001 (see below). Costs related to the issuance of the Senior Notes were deferred and are being amortized over the eight-year term of the Senior Notes. The remaining balance of these deferred costs was approximately $3.8 million at December 31, 2001. In connection with this refinancing, the Company reported an extraordinary loss of $1.1 million (net of income taxes of $0.7 million).

On January 25, 2001, the Company filed a Form S-4 Registration Statement with the SEC registering exchange notes under the Securities Act of 1933. The Company filed Amendment No. 1 to this Registration Statement and the SEC declared this Registration Statement, as amended, effective on March 15, 2001, thereby providing the opportunity for holders of the initial Senior Notes to exchange them for registered notes with substantially identical terms. The registration exchange offer expired on April 16, 2001 and all of the Senior Notes were exchanged for $200 million of registered notes. These registered notes bear a fixed annual interest rate of 9.5% and are due on October 1, 2008 and contain certain covenants typical of this type of debt instrument.

Grupo TFM. During the third quarter of 2000, Grupo TFM accomplished a refinancing of approximately $285 million of its senior secured credit facility through the issuance of a U.S. Commercial Paper ("USCP") program backed by a letter of credit. The USCP is a 2-year program for up to a face value of $310 million. The average discount rate for the first issuance was 6.54%. This refinancing provides the ability for Grupo TFM to pay limited dividends. As a result of this refinancing, Grupo TFM recorded approximately $9.2 million in pretax extraordinary debt retirement costs. The Company reported $1.7 million (net of income taxes of $0.1 million) as its proportionate share of these costs as an extraordinary item.

Re-capitalization of Debt Structure in anticipation of Spin-off. In preparation for the Spin-off, the Company re-capitalized its debt structure in January 2000 through a series of transactions as follows:

     Bond Tender and Other Debt Repayment. On December 6, 1999, KCSI commenced offers to purchase and consent solicitations with respect to any and all of the Company's outstanding 7.875% Notes due July 1, 2002, 6.625% Notes due March 1, 2005, 8.8% Debentures due July 1, 2022, and 7% Debentures due December 15, 2025 (collectively "Debt Securities" or "notes and debentures").

     Approximately $398.4 million of the $400 million outstanding Debt Securities were validly tendered and accepted by the Company. Total consideration paid for the repurchase of these outstanding notes and debentures was $401.2 million. Funding for the repurchase of these Debt Securities and for the repayment of $264 million of borrowings under then-existing revolving credit facilities was obtained from two credit facilities (the "KCS Credit Facility" and the "Stilwell Credit Facility", or collectively the "Credit Facilities"), each of which was entered into on January 11, 2000. The Credit Facilities provided for total commitments of $950 million. The Company reported an extraordinary loss on the extinguishment of the Company's notes and debentures of approximately $5.9 million (net of income taxes of approximately $3.2 million).

     KCS Credit Facility. The KCS Credit Facility initially provided for total commitments of $750 million comprised of three separate term loans totaling $600 million and a revolving credit facility available until January 11, 2006 ("KCS Revolver"). On January 11, 2000, KCSR borrowed the full amount ($600 million) of the term loans and used the proceeds to repurchase the Debt Securities, retire other debt obligations and pay related fees and expenses. No funds were initially borrowed under the KCS Revolver. The term loans were initially comprised of the following: $200 million due January 11, 2001, $150 million due December 30, 2005 and $250 million due December 29, 2006. The $200 million term loan due January 11, 2001 was refinanced during the third quarter of 2000 as described above. Additionally, in accordance with the terms of the KCS Credit Facility, the availability under the KCS Revolver was reduced from $150 million to $100 million on January 2, 2001. Letters of credit are also available under the KCS Revolver up to a limit of $15 million. Proceeds of future borrowings under the KCS Revolver are to be used for working capital and for other general corporate purposes. The letters of credit under the KCS Revolver may be used for general corporate purposes. Borrowings under the KCS Credit Facility are secured by substantially all of KCSI's assets and are guaranteed by the majority of its subsidiaries.

     Interest on the outstanding loans under the KCS Credit Facility accrues at a rate per annum based on the London Interbank Offered Rate ("LIBOR") or an alternate base rate, as the Company shall select. Following completion of the refinancing of the January 11, 2001 term loan discussed above, each remaining loan under the KCS Credit Facility accrues interest at the selected rate plus an applicable margin. The applicable margin is determined by the type of loan and the Company's leverage ratio (defined as the ratio of the Company's total debt to consolidated earnings before interest, taxes, depreciation and amortization excluding the equity earnings of unconsolidated affiliates for the prior four fiscal quarters). Based on the Company's current leverage ratio, the term loan maturing in 2005 and all loans under the KCS Revolver have an applicable margin of 2.75% per annum for LIBOR priced loans and 1.75% per annum for alternate base rate priced loans. The term loan maturing in 2006 currently has an applicable margin of 3.00% per annum for LIBOR priced loans and 2.00% per annum for alternate base rate priced loans.

     The KCS Credit Facility also requires the payment to the lenders of a commitment fee of 0.50% per annum on the average daily, unused amount of each commitment. Additionally a fee equal to a per annum rate equal to 0.25% plus the applicable margin for LIBOR priced revolving loans will be paid on any letter of credit issued under the KCS Credit Facility.

     The term loans are subject to a mandatory prepayment with, among other things:

     . 100% of the net proceeds of (1) certain asset sales or other dispositions of property, (2) the sale or issuance of certain indebtedness or equity securities and (3) certain insurance recoveries.

     .    50% of excess cash flow (as defined in the KCS Credit Facility)

     The KCS Credit Facility contains certain covenants that, among others, restrict the ability of the Company's subsidiaries, including KCSR, to incur additional indebtedness, and restricts the Company's ability and its subsidiaries' ability to:

     .    incur additional liens,

     .    enter into sale and leaseback transactions,

     .    merge or consolidate with another entity,

     .    sell assets,

     .    enter into certain transactions with affiliates,

     . enter into agreements that restrict the ability to incur liens or, with respect to KCSR and the Company's other subsidiaries, pay dividends to the Company or another subsidiary of the Company,

     .    make investments, loans, advances, guarantees or acquisitions,

     . make certain restricted payments, including dividends, or make certain payments on other indebtedness, or

     .    make capital expenditures.

     In addition, KCSI is required to comply with specific financial ratios, including minimum interest expense coverage and leverage ratios. The KCS Credit Facility also contains certain customary events of default. These covenants, along with other provisions, could restrict maximum utilization of the facility. As discussed above in "Recent Developments," the Company received a waiver from certain of the financial and coverage covenant provisions contained in the KCS Credit Facility. In addition, the Company was granted an amendment to the credit agreement, which among other things, revised certain of the covenant provisions (including financial and coverage provisions) through March 31, 2002. The Company was in compliance with the provisions of the KCS Credit Facility as so amended, including the financial covenants, as of December 31, 2001. The Company has obtained an additional amendment to the leverage ratio covenant provision of the KCS Credit Facility for the period April 1, 2002 through June 29, 2002.

     Issue costs relating to the KCS Credit Facility of approximately $17.6 million were deferred and are being amortized over the respective term of the loans. In conjunction with the refinancing of the $200 million term loan previously due January 11, 2001, approximately $1.8 million of these deferred costs were immediately recognized. Additionally, $1.4 million in fees were incurred related to the waiver for credit facility covenants (discussed above). These fees have also been deferred and are being amortized over the respective term of the loans. After consideration of current year amortization, the remaining balance of these deferred costs was approximately $10.4 million at December 31, 2001.

     As a result of the debt refinancing transactions discussed above, extraordinary items of $8.7 million (net of income taxes of $4.0 million) were reported in the statement of income for the year ended December 31, 2000.

KCSI Elects Chairman and Adds Directors. On December 12, 2000, KCSI announced that Michael R. Haverty was elected Chairman of the Board of Directors of KCSI effective January 1, 2001. Mr. Haverty succeeded Landon H. Rowland, who resigned as Chairman, but remains on the Board of Directors. Mr. Haverty retains his current titles of Chief Executive Officer and President. On June 5, 2001, Rodney
E. Slater, former U.S. Secretary of Transportation and head of the Federal Highway Administration, was named to our Board of Directors. Mr. Slater is currently a partner in the public policy practice group of Patton Boggs LLP in Washington D.C. On August 17, 2000, Byron G. Thompson was named as a director of KCSI. Mr. Thompson has served as Chairman of the Board of Country Club Bank, n.a., Kansas City since February 1985. Prior to that time, Mr. Thompson served as Vice Chairman of Investment Banking at United Missouri Bank of Kansas City and as a member of the Board of United Missouri Bancshares, Inc.

Dividends Suspended for KCSI Common Stock. During the first quarter of 2000, the Company's Board of Directors suspended common stock dividends of KCSI in conjunction with the terms of the KCS Credit Facility discussed above. It is not anticipated that KCSI will make any cash dividend payments to its common stockholders for the foreseeable future.

Expiration of the Capital Call Related to TFM. In conjunction with the financing of TFM in 1997, the Company entered into a Capital Contribution Agreement with Grupo TFM, Grupo TMM and the financing institutions of TFM. This agreement extended for a three year period through June 30, 2000 and outlined the terms whereby the Company could be responsible for approximately $74 million of a capital call if certain performance benchmarks outlined in the agreement were not met by TFM. In accordance with its terms, the agreement terminated on June 30, 2000.

Restricted Share and Option Program. In connection with the Spin-off, KCSI adopted a restricted share and option program (the "Option Program") under which
(1) certain senior management employees were granted performance based KCSI stock options and (2) all management employees and those directors of KCSI who were not employees (the "Outside Directors") became eligible to purchase a specified number of KCSI restricted shares and were granted a specified number of KCSI stock options for each restricted share purchased.

The performance stock options have an exercise price of $5.75 per share, which was the mean trading price of KCSI common stock on the New York Stock Exchange (the "NYSE") on July 13, 2000. The performance stock options vested and became exercisable in equal installments as KCSI's stock price achieved certain thresholds and after one year following the grant date. All performance thresholds were met for these performance stock options and all became exercisable on July 13, 2001. These stock options expire at the end of 10 years, subject to certain early termination events. Vesting will accelerate in the event of death, disability, or a KCSI board-approved change in control of KCSI.

The purchase price of the restricted shares, and the exercise price of the stock options granted in connection with the purchase of restricted shares, is based on the mean trading price of KCSI common stock on the NYSE on the date the employee or Outside Director purchased restricted shares under the Option Program. Each eligible employee and Outside Director was allowed to purchase the restricted shares offered under the Option Program on one date out of a selection of dates offered. With respect to management employees, the number of shares available for purchase and the number of options granted in connection with shares purchased were based on the compensation level of the employees. Each Outside Director was granted the right to purchase up to 3,000 restricted shares of KCSI, with two KCSI stock options granted in connection with each restricted share purchased. Shares purchased are restricted from sale and the options are not exercisable for a period of three years from the date of grant for senior management and the Outside Directors and two years from the date of grant for other management employees. KCSI provided senior management and the Outside Directors with the option of using a sixty-day interest-bearing full recourse note to purchase these restricted shares. These loans accrued interest at 6.49% per annum and were all fully repaid by September 11, 2000.

Management employees purchased 475,597 shares of KCSI restricted stock under the Option Program and 910,697 stock options were granted in connection with the purchase of those restricted shares. Outside Directors purchased a total of 9,000 shares of KCSI restricted stock under the Option Program and 18,000 KCSI stock options were granted in connection with the purchase of those shares.

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

KCSR Lease of 50 New Locomotives. During 1999, KCSR reached an agreement with General Electric Company ("GE") for the purchase of 50 AC 4400 locomotives. This agreement was subsequently assigned to Southern Capital. The addition of these state-of-the-art locomotives has provided operating cost reductions resulting from decreased maintenance costs, improved fuel efficiency, better fleet utilization, increased hauling power eliminating the need for certain helper service and higher reliability and efficiency resulting in fewer train delays and less congestion. Southern

Capital, through its existing variable rate credit lines, financed the purchase of these new locomotives, and leases them to KCSR under an operating lease. Delivery of these locomotives was completed in December 1999.

Panama Canal Railway Company. In January 1998, the Republic of Panama awarded PCRC, a joint venture between KCSR and Mi-Jack Products, Inc. ("Mi-Jack"), the concession to reconstruct and operate the Panama Canal Railway. The Panama Canal Railway is a north-south railroad traversing the Panama isthmus between the Pacific and Atlantic Oceans. Its origin dates back to the late 1800's and the railway provides international shippers with a railway transportation option to complement the Panama Canal shipping channel. As of December 31, 2001, the Company has invested approximately $15.5 million toward the reconstruction and operations of the Panama Canal Railway. This investment is comprised of $12.9 million of equity and $2.6 million of subordinated loans. The Panama Canal Railway became fully operational on December 1, 2001 with the commencement of freight traffic. Passenger service started during July 2001. Management believes the prime potential and opportunity of this railroad to be in the movement of traffic between the ports of Balboa and Colon for shipping customers repositioning of containers. The Panama Canal Railway has significant interest from both shipping companies and port terminal operators. In addition, there is demand for passenger traffic for both commuter and pleasure/tourist travel. Panarail operates and promotes commuter and tourist passenger service over the PCRC. While only 47 miles long, the Company believes the Panama Canal Railway provides the Company with a unique opportunity to participate in transoceanic shipments as a complement to the existing Canal traffic.

In November 1999, the financing arrangements for PCRC were completed with the International Finance Corporation ("IFC"), a member of the World Bank Group. The financing is comprised of a $5 million investment by the IFC and senior loans through the IFC in an aggregate amount of up to $45 million, as well as $4.8 million of equipment loans from Transamerica Corporation. The IFC's investment of $5 million in PCRC is comprised of non-voting preferred shares which pay a 10% cumulative dividend. The preferred shares may be redeemed at the IFC's option any year after 2008 at the lower of (1) a net cumulative internal rate of return of 30% or (2) eight times earnings before interest, income taxes, depreciation and amortization for the two years preceding the redemption that is proportionate to the IFC's percentage ownership in PCRC. Under the terms of the concession, the Company is, under certain limited conditions, a guarantor for up to $7.5 million of cash deficiencies associated with the completion of the reconstruction project and operations of PCRC. Also, if PCRC terminates the concession contract without the IFC's consent, the Company is a guarantor for up to 50% of the outstanding senior loans. In addition, the Company is a guarantor for up to $2.4 million of the equipment loans from Transamerica Corporation. The cost of the reconstruction, which is virtually complete, is expected to total approximately $80 million. The Company projects that an additional $2.5 million, which management expects would be in the form of a subordinated loan, could be required under the cash deficiency guarantee. Excluding the impact of any loan guarantees discussed above, the Company expects its total cash outlay to approximate $18.0 million ($12.9 million of equity and $5.1 million of subordinated loans).

Access to Geismar, Louisiana Industrial Corridor. In 1999, the STB unanimously approved the merger of CN and IC (collectively referred to as "CN/IC"). The STB issued its written approval with an effective date of June 24, 1999, at which time the CN was permitted to exercise control over IC's operations and assets. As part of this approval, the STB imposed certain restrictions on the merger including a condition requiring that the CN/IC grant KCSR access to three shippers in the Geismar, Louisiana industrial area: Rubicon, Inc. ("Rubicon"), Uniroyal Chemical Company, Inc. ("Uniroyal") and Vulcan Materials Company ("Vulcan"). These are in addition to the three Geismar shippers (BASF Corporation -"BASF", Shell Chemical Company -"Shell", and Borden Chemical and Plastics -"Borden") to which KCSR obtained access as a result of the strategic alliance agreement with CN/IC discussed below. Access to these six shippers began on October 1, 2000 and traffic immediately began to move on KCSR's lines. Management believes this access could provide additional competitive opportunities for revenue growth as existing contracts with other rail carriers expire for these customers.

Automotive and Intermodal facility at the former Richards-Gebaur Airbase. During 1999, KCSR entered into a fifty-year lease with the City of Kansas City, Missouri to establish the Kansas City International Freight Gateway ("IFG"), an automotive and intermodal facility at the former Richards-Gebaur Airbase, which is located adjacent to KCSR's main rail line. The Federal Aviation Administration ("FAA") officially approved the closure of the existing airport in January 2000, and improvements began immediately. Through an agreement with Mazda, KCSR developed an automotive distribution facility to handle Mazda vehicles manufactured under an agreement with Ford Motor Company at Ford's Claycomo facility, which is located near Kansas City, Missouri. This automotive facility became operational in April 2000 for the movement of Mazda vehicles. Management believes that, as additional opportunities arise, the IFG facility will be expanded to include additional automotive and intermodal operations.

The Company expects IFG will provide additional capacity as well as a strategic opportunity to serve as an international trade facility. The plan is for this facility to serve as a U.S. customs pre-clearance processing facility for freight moving along the NAFTA corridor. KCSR expects this to alleviate some of the congestion at the borders, resulting in more fluid service to customers throughout the rail industry.

KCSR has spent approximately $15 million with respect to this facility and expects to spend a total of approximately $20 million for site improvements and infrastructure at this facility. KCSR has funded these improvements using operating cash flows and existing credit lines. Lease payments are expected to approximate $665,000 per year and are adjusted for inflation based on agreed-upon formulas. Management believes that with the addition of this facility, KCSR is positioned to increase its automotive and intermodal revenue base by attracting additional NAFTA traffic.

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

KCSR and CN formed a management group made up of senior management representatives from both railroads to, among other things, develop plans for the construction of new facilities to support business development, including investments in automotive, intermodal and transload facilities at Memphis, Dallas, Kansas City and Chicago.

Under a separate access agreement, KCSR was granted certain trackage and haulage rights and CN and IC were granted certain haulage rights. Under the terms of this access agreement, KCSR extended the market area of its rail system in the Gulf area and gained access through a haulage agreement to additional chemical customers in the Geismar, Louisiana industrial area, one of the largest chemical production areas in the world. Prior to this access agreement, the Company received preliminary STB approval for construction of a nine-mile rail line from KCSR's main line into the Geismar industrial area, which the chemical manufacturers requested to be built to provide them with competitive rail service. The agreement between KCSR and CN does not preclude the option of the Geismar build-in by KCSR provided that it is able to obtain the requisite approvals. During 1999, however, the Company wrote-off approximately $3.6 million of costs related to the Geismar build-in that had previously been capitalized.

Railroad Industry Trends and Competition. The Company's rail operations compete against other railroads, many of which are much larger and have significantly greater financial and other resources. Since 1994, there has been significant consolidation among major North American rail carriers, including the 1995 merger of Burlington Northern, Inc. and Santa Fe Pacific Corporation ("BN/SF", collectively "BNSF"), the 1995 merger of the UP and the Chicago and North Western Transportation Company ("UP/CNW") and the 1996 merger of UP with Southern Pacific Corporation ("SP"). Further, Norfolk Southern and CSX purchased the assets of Conrail in 1998 and the CN acquired the IC in June 1999. As a result of this consolidation, the railroad industry is now dominated by a few "mega-carriers." KCSI management believes that revenues were negatively affected by the UP/CNW, UP/SP and BN/SF mergers, which led to diversions of rail traffic away from KCSR's rail lines. Management regards the larger western railroads (BNSF and UP), in particular, as significant competitors to the Company's operations and prospects because of their substantial resources.

Truck carriers have eroded the railroad industry's share of total transportation revenues. Changing regulations, subsidized highway improvement programs and favorable labor regulations have improved the competitive position of trucks in the United States as an alternative mode of surface transportation for many commodities. In the United States, the trucking industry generally is more cost and transit-time competitive than railroads for short-haul distances. Intermodal traffic and certain other traffic face highly price sensitive competition, particularly from motor carriers. However, rail carriers, including KCSR, have placed an emphasis on competing in the intermodal marketplace and working together with motor carriers and each other to provide end-to-end transportation of products, especially where the length of haul exceeds 500 miles. The Company is also subject to competition from barge lines and other maritime shipping, which compete with the Company across certain routes in its operating area. Mississippi and Missouri River barge traffic, among others, competes with KCSR and its rail connections in the transportation of bulk commodities such as grain, steel and petroleum products.

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

See discussion of new rules governing major railroad mergers discussed in "Recent Developments - New Rules Governing Major Railroad Mergers and Consolidations."

Employees and Labor Relations. Labor relations in the U.S. railroad industry are subject to extensive governmental regulation under the Railway Labor Act ("RLA"). Under the RLA, national labor agreements are renegotiated when they become open for modification, but their terms remain in effect until new agreements are reached. Typically, neither management nor labor employees are permitted to take economic action until extended procedures are exhausted. Existing national union contracts with the railroads became amendable at the end of 1999. Included in the contracts was a provision for wages to increase automatically in the year following the contract term. These federal labor regulations are often more burdensome and expensive than regulations governing other industries and may place us at a competitive disadvantage relative to other non-rail industries, such as trucking competitors that are not subject to these regulations.

Railroad industry personnel are covered by the Railroad Retirement Act ("RRA") instead of the Social Security Act. Employer contributions under RRA are currently substantially higher than those under the Social Security Act and may rise further because of the increasing proportion of retired employees receiving benefits relative to the number of working employees. The RRA requires up to a 23.75% contribution by railroad employers on eligible wages, while the Social Security and Medicare Acts only require a 7.65% employer contribution on similar wage bases. Railroad industry personnel are also covered by the Federal Employers' Liability Act ("FELA") rather than state workers' compensation systems. FELA is a fault-based system, with compensation for injuries settled by negotiation and litigation, which can be expensive and time-consuming. By contrast, most other industries are covered by state administered no-fault plans with standard compensation schedules. The difference in the labor regulations for the rail industry compared to the non-rail industries illustrates the competitive disadvantage placed upon the rail industry by federal labor regulations.

Approximately 85% of KCSR employees are covered under various collective bargaining agreements. Periodically, the collective bargaining agreements with the various unions become eligible for renegotiation. In 1996, national labor contracts governing KCSR were negotiated with all major railroad unions, including the United Transportation Union, the Brotherhood of Locomotive Engineers, the Transportation Communications International Union, the Brotherhood of Maintenance of Way Employees, and the International Association of Machinists and Aerospace Workers. A new labor contract was reached with the Brotherhood of Maintenance of Way Employees effective May 31, 2001. Formal negotiations to enter into new agreements are in progress with the other unions and the 1996 labor contracts will remain in effect until new agreements are reached. The wage increase elements of these new agreements may have retroactive application. Unions representing former Gateway Western employees are operating under 1994 contracts and are currently in negotiations to extend these contracts, which will remain in effect until new agreements are reached. A new agreement was reached with the Brotherhood of Locomotive Engineers of Gateway Western effective December 31, 2001. Gateway Western was merged into KCSR on October 1, 2001. Management has reached new agreements with all but one of the unions relating to former MidSouth employees (MidSouth was merged into KCSR on January 1, 1994).

Discussions with this union are ongoing. The provisions of the various labor agreements generally include periodic general wage increases, lump-sum payments to workers and greater work rule flexibility, among other provisions. Management does not expect that the negotiations or the resulting labor agreements will have a material impact on our consolidated results of operations, financial condition or cash flows.

See discussion of new laws affecting railroad retirement related issues in "Recent Developments - New Railroad Retirement Improvement Act."

Safety and Quality Programs. KCSR's safety vision is to become the safest railway in North America. In 2001, KCSR continued its progress toward this vision by improving the Federal Railroad Administration ("FRA") Reportable Injury Performance by 14%, by reducing the number of grade crossing accidents by nearly 19% and the number of derailments by 5% compared to 2000. In 2000, KCSR had the best safety record among mid-tier railroads and the former Gateway Western had the best safety record for small railroads. KCSR and the former Gateway Western both received the Gold Harriman award, the highest recognition for safety in the industry for the year 2000 and management expects that KCSR will also receive the Gold Harriman award for 2001.

The driving force for these improvements is strong leadership at the senior field and corporate levels and joint responsibility for the safety processes by craft employees and managers. This leadership and joint responsibility in safety is helping shape an improved safety culture at KCSR. While casualties and insurance expense increased for the year ended December 31, 2001 due to several significant derailments in the first quarter and an increase to personal injury reserves arising from the Company's annual actuarial study, management expects that continued improvement in the Company's safety experience will lead to lower employee and third party claims in the future.

The Company has started implementation of a remote control locomotive operating system called Beltpack. This system allows a train engine employee to run switching by remote control. The use of Beltpacks are expected to improve safety and allow a decrease in the number of employees per train crew. The Company expects to complete this implementation by September 2002.


RESULTS OF OPERATIONS

The following table details certain income statement components for the Company for the years ended December 31, respectively, for use in the analysis below. See the financial statements accompanying this Form 10-K for other captions not presented within this table.
                                                (dollars in millions)
                                             2001         2000        1999
                                          --------     --------     -------
Revenues                                  $  577.3     $  572.2     $ 601.4
Costs and expenses                           521.9        514.4       537.3
                                          --------     --------     -------
   Operating income                           55.4         57.8        64.1
Equity in net earnings (losses) of
   unconsolidated affiliates                  27.1         23.8         5.2
Interest expense                             (52.8)       (65.8)      (57.4)
Other, net                                     4.2          6.0         5.3
                                          --------     --------     -------
   Income from continuing operations
       before income taxes                    33.9         21.8        17.2
Income tax expense (benefit)                   2.8         (3.6)        7.0
                                          --------     --------     -------
   Income from continuing operations      $   31.1(i)  $   25.4(ii) $  10.2
                                          ========     ========     =======

(i) Income from continuing operations for the year ended December 31, 2001 excludes a charge for the cumulative effect of an accounting change of $0.4 million (net of income taxes of $0.2 million). This charge reflects the Company's adoption of SFAS 133 effective January 1, 2001.

(ii) Income from continuing operations for the year ended 2000 excludes extraordinary items for debt retirement costs of $8.7 million (net of income taxes of $4.0 million). This amount includes $1.7 million (net of income taxes of $0.1 million) related to Grupo TFM.

The following table summarizes the revenues and carload statistics of KCSR for the years ended December 31, respectively. Certain prior year amounts have been reclassified to reflect changes in the business groups and to conform to the current year presentation.

                                                                 Carloads and
                                          Revenues             Intermodal Units
                                 --------------------------   ---------------------
                                    (dollars in millions)        (in thousands)
                                   2001     2000     1999     2001    2000    1999
                                 -------- -------- --------   -----   -----   -----
General commodities:
   Chemical and petroleum        $  123.8 $  125.6 $  131.9   146.0   154.1   165.5
   Paper and forest                 130.3    132.3    130.1   184.0   192.4   202.9
   Agricultural and mineral          87.9     93.6     96.5   125.7   132.0   141.0
                                 -------- -------- --------  ------  ------  ------
Total general commodities           342.0    351.5    358.5   455.7   478.5   509.4
   Intermodal and automotive         66.0     62.1     58.7   291.1   269.3   233.9
Coal                                118.7    105.0    117.4   202.3   184.2   200.8
                                 -------- -------- --------  ------  ------  ------
Carload revenues and carload
   and intermodal units             526.7    518.6    534.6   949.1   932.0   944.1
Other rail-related revenues          39.7     44.5     51.8
                                 -------- -------- --------  ======  ======  ======
   Total KCSR revenues              566.4    563.1    586.4
Other subsidiary revenues            10.9      9.1     15.0
                                 -------- -------- --------
   Total consolidated revenues   $  577.3 $  572.2 $  601.4
                                 ======== ======== ========



The following table summarizes consolidated costs and expenses for the years ended December 31, respectively. Certain prior year amounts have been reclassified to conform to the current year presentation:

                                                       (dollars in millions)
                                                      2001      2000      1999
                                                    --------  --------  --------
Salaries, wages and benefits                        $  192.9  $  197.8  $  206.0
Depreciation and amortization                           58.0      56.1      56.9
Purchased services                                      57.0      54.8      58.9
Operating leases                                        50.9      51.7      46.3
Fuel                                                    43.9      48.1      34.2
Casualties and insurance                                42.1      34.9      30.8
Car hire                                                19.8      14.8      22.4
Other                                                   57.3      56.2      81.8
                                                    --------  --------  --------
     Total consolidated costs and expenses          $  521.9  $  514.4  $  537.3
                                                    ========  ========  ========


YEAR ENDED DECEMBER 31, 2001 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2000

Income from Continuing Operations. For the year ended December 31, 2001, income from continuing operations increased $5.7 million to $31.1 million (51(cent) per diluted share) from $25.4 million (43(cent) per diluted share) for the year ended December 31, 2000. This increase was primarily a result of a $6.9 million increase in equity earnings from Grupo TFM and a $13.0 million decline in interest expense partially offset by a $2.4 million decrease in domestic operating income, a $3.6 million decrease in equity earnings from other unconsolidated affiliates, and an increase in the income tax provision of $6.4 million. Equity earnings for the year ended December 31, 2001 reflect the Company's proportionate share ($9.1 million) of the income recorded by Grupo TFM relating to the reversion of certain concession assets to the Mexican government.

Revenues. Consolidated revenues for the year ended December 31, 2001 totaled $577.3 million compared to $572.2 million for the year ended December 31, 2000. This $5.1 million, or 0.9%, increase resulted from higher KCSR revenues of approximately $3.3 million coupled with higher revenues from certain other smaller subsidiaries. The following discussion provides an analysis of KCSR revenues by commodity group.

     Chemical and Petroleum. For the year ended December 31, 2001, chemical and petroleum product revenues decreased $1.8 million (1.4%) compared to the year ended December 31, 2000. Higher revenues for plastic and inorganic chemical products were offset by declines in most other chemical products. The increase in revenues for plastic products resulted from a plant expansion by a customer in late 2000. The decline in other chemical and petroleum products resulted primarily from lower industrial production reflecting the impact of the slowdown of the U.S. economy. These volume related revenue declines were somewhat mitigated through certain price increases taken in 2001. The Company's management believes that at such time that economic conditions improve, the demand for chemical and petroleum products could increase resulting in higher related revenues.

     Paper and Forest. Revenues for paper and forest products decreased $2.0 million (1.5%) for the year ended December 31, 2001 compared to the year ended December 31, 2000. As a result of the transfer of certain National Guard personnel and related equipment to a military base near KCSR's rail lines, military and other carloads increased $3.9 million for the year ended December 31, 2001. Additionally, for the year ended December 31, 2001, revenues for pulpwood and logchips increased $1.6 million due to a fungus problem with logchips during 2000 (which reduced 2000 revenues) that has since been resolved. These increases for the year ended December 31, 2001 were offset by declines in steel shipments and most other paper and forest product commodities. Contributing to the decline in certain lumber product revenues was an ongoing trade dispute between the United States and Canada relating to softwood lumber producers, which has reduced certain lumber traffic between Canada and Mexico. Negotiations between the United States and Canada are continuing in an effort to resolve this trade dispute. Steel shipments declined due to the loss of certain business and the timing of the receipt of steel shipments in 2001 compared to 2000. Additionally, a significant portion of our steel shipments relate to drilling pipe for oil exploration. Drilling activity has declined due to the reductions in the price of oil, thus resulting in less demand for drilling pipe. The continued decline in the U.S. economy continues to affect the paper and forest product industry significantly as the need for raw materials in related manufacturing and production industries decreased during 2001. Certain price increases during 2001 have partially offset related volume declines. Management believes an improvement in the economic conditions could raise the demand for paper and forest products resulting in an increase in related revenues.

     Agricultural and Mineral. Agricultural and mineral product revenues decreased $5.7 million (6.1%) for the year ended December 31, 2001 compared to the year ended December 31, 2000. In 2001, domestic grain revenues decreased $3.7 million compared to 2000 primarily due to a general decline in the production of poultry in the United States, which has decreased demand for grain deliveries to the Company's poultry producing customers. Additionally, during the first half of 2001, flooding in Iowa and Minnesota forced a temporary shift in the origination of some domestic grain shipments to Illinois and Indiana, resulting in significantly shorter hauls for KCSR. Export grain increased $1.5 million (18.5%) compared to the year ended December 31, 2000, primarily as a result of increased shipments of soybeans for export through the ports of Beaumont, Texas and Reserve, Louisiana during the fourth quarter of 2001. Annual declines in food products, ores and minerals and stone, clay and glass product revenues resulted primarily from the ongoing decline in the U.S. and global economies. Based on current expectations, management believes that the demand for poultry will improve slightly in 2002, resulting in improved revenues for domestic grain. Management believes an improvement in the economic conditions could also raise the demand for other agriculture and mineral products resulting in an increase in related revenues.

     Intermodal and Automotive. For the year ended December 31, 2001, intermodal and automotive revenues increased $3.9 million (6.3%) compared to the year ended December 31, 2000 as a result of an increase in automotive revenues of $9.0 million partially offset by a decrease in intermodal revenues of $5.1 million. Automotive revenues increased as a result of the following: (i) Mazda traffic originating at the International Freight Gateway ("IFG") at the former Richards-Gebaur airbase, located adjacent and connecting to KCSR's main line near Kansas City, Missouri; and (ii) Ford business originating on the CSX in Louisville and interchanged with the KCSR in East St. Louis. This Ford automotive traffic was shipped to Kansas City via KCSR and interchanged with Union Pacific Railroad for delivery to the western United States. During the third quarter of 2001, KCSR lost this Ford business due to competitive pricing; however, the Company's on-time performance for this Ford automotive traffic approximated 98%, which management believes could lead to future business in the automotive marketplace. Intermodal revenues for the year ended December 31, 2001 declined due to several factors, including (i) the impact of the slow-down in the U.S. economy, which has caused related declines in demand; (ii) customer erosion due to service delays arising from congestion experienced in the first quarter of 2001; and (iii) a marketing agreement with Norfolk Southern, which provides that KCSR will perform haulage services for Norfolk Southern from Meridian, Mississippi to Dallas, Texas for an agreed upon haulage fee. This marketing agreement was entered into in May 2000 and became fully operational in June 2000. A portion of the decline in intermodal revenues resulted from the Norfolk Southern haulage traffic that replaced existing intermodal revenues as KCSR is now receiving a smaller per unit haulage fee than the share of revenue it received as part of the intermodal movement. The margins on this traffic are improved, however, because it has a lower cost base to KCSR as certain costs such as fuel and car hire are incurred and paid by Norfolk Southern. Management believes an improvement in economic conditions could raise the demand for intermodal and automotive products resulting in an increase in related revenues.

     Coal. For the year ended December 31, 2001, coal revenue increased $13.7 million (13.0%) compared to the year ended December 31, 2000. These increases were primarily the result of higher demand from coal customers replenishing depleted stockpiles and to satisfy weather-related demands as a result of hot weather conditions in the summer months. Net tons of unit coal shipped increased approximately 9.3% for 2001. Also contributing to the increase was the return of the Kansas City Power and Light Hawthorn plant to production in the second quarter of 2001. The Hawthorn plant had been out of service since January 1999 due to an explosion at the Kansas City facility. See "Trends and Outlook" for discussion of expected decline in coal revenues during 2002.

     Other. For the year ended December 31, 2001, other rail-related revenues declined $4.8 million, comprised mostly of declines in switching and demurrage revenues of $2.9 million and $2.2 million, respectively, partially offset by an increase in haulage revenues of $0.5 million. Declines in switching and demurrage revenues related primarily to volume declines reflecting the weak economy. Demurrage revenues also declined due to more efficient fleet utilization resulting from a well operating railroad.

Costs and Expenses. Consolidated operating expenses increased $7.5 million (1.5%) to $521.9 million for the year ended December 31, 2001 compared to $514.4 for the year ended December 31, 2000 as a result of higher KCSR expenses of $2.3 million and higher expenses at certain other subsidiaries of $5.2 million.

     Salaries, Wages and Benefits. For the year ended December 31, 2001, consolidated salaries, wages and fringe benefits expense declined $4.9 million compared to the year ended December 31, 2000, resulting from a $5.6 million reduction in costs for salaries and wages partially offset by an increase in fringe benefits expense of $0.7 million. This variance results primarily from a $4.2 million reduction of salaries, wages and fringe benefits at KCSR resulting from a reduction in employee headcount arising from the workforce reduction discussed in "Recent Developments - Cost Reduction Plan" and lower costs associated with overtime due to improved operating efficiency. Fringe benefit costs were higher because of an approximate 17% increase in health insurance costs and an increase in unemployment insurance partially offset by a decline in expenses associated with stock option exercises and a $2.0 million reduction in retirement-based costs for certain union employees. The decline in salaries, wages and fringe benefits expense was partially offset by the one-time severance costs of approximately $1.3 million associated with the workforce reduction.

     Depreciation and Amortization. Consolidated depreciation and amortization expense for the year ended December 31, 2001 increased $1.9 million compared to the year ended December 31, 2000. This increase was primarily the result of an increase in KCSR's asset base partially offset by property retirements and lower STB approved depreciation rates. Depreciation and amortization expense is expected to increase by approximately $2.3 million in 2002 due to the implementation of MCS, which is currently scheduled for implementation on KCSR in mid-2002.

     Purchased Services. For the year ended December 31, 2001, purchased services expense increased $2.2 million compared to the year ended December 31, 2000. This variance is comprised of a $0.2 million decline in purchased services for KCSR offset by a $2.4 million increase in purchased services for other subsidiaries. The decline in purchased services for KCSR resulted from lower costs related to intermodal lift services and lower environmental compliance costs. The decline in intermodal lift services was the result of a decline in the number of trailers handled at terminals combined with an increase in lift charges billed to others. These declines in costs were partially offset by higher costs for locomotive and car repairs contracted to third parties as well as higher professional fees related to casualty claims. The increase in purchased services related to other subsidiaries consists mostly of higher holding company costs and higher legal costs at a subsidiary related to the settlement of a lawsuit.

     Operating Leases. For the year ended December 31, 2001, consolidated operating lease expense decreased $0.8 million compared to the year ended December 31, 2000. This decline was primarily the result of lower KCSR operating lease costs due to the expiration of certain leases for rolling stock that have not been renewed due to better fleet utilization. Lease expense is expected to increase in 2002 as a result of costs associated with the lease for the Company's new corporate headquarters building. Management expects to begin leasing this new facility in April 2002 for an annual lease payment of approximately $2.5 million. The net increase in lease expense is expected to approximate $1.9 million in 2002.

     Fuel. Fuel costs for the year ended December 31, 2001 decreased $4.2 million compared to the year ended December 31, 2000. This decrease was primarily the result of a 9.0% decline in the average price per gallon coupled with only a slight increase in fuel usage in 2001 compared to 2000. Fuel costs represented approximately 8.8% of total KCSR costs and expenses for the year ended December 31, 2001.

     Casualties and Insurance. For the year ended December 31, 2001, casualties and insurance expense increased $7.2 million compared to the year ended December 31, 2000 primarily as a result of higher casualties and insurance costs at KCSR of $6.6 million. Excluding the impact of the Duncan case settlement (See "Significant Developments - Duncan Case Settlement") in 2000, KCSR casualties and insurance costs would have increased $10.8 million. This resulted from an $8.5 million increase in higher derailment costs related to several significant first quarter 2001 derailments and higher personal injury costs associated with third party claims. Also contributing to the fluctuation in casualties and insurance expense was an increase in the personal injury reserve of approximately $5.7 million arising from the Company's annual actuarial study. During 2001, the Company changed its approach towards employee and third party personal injury liabilities by aggressively pursuing settlement of open claims. The Company's approach for many years prior to 2001 had been to challenge claimants and prolong litigation, thereby, in some cases management believes, increasing the long-term costs of the incident. This change in approach towards claim settlement led to substantial payments to claimants in 2001 approximating $44 million for current and prior year casualty incidents, including the Duncan case discussed earlier. The Company's process of establishment of liability reserves for these types of incidents is based upon an actuarial study by an independent outside actuary, a process followed by most large railroads. The significant change in settlement philosophy in 2001 led to the need to establish additional reserves for personal injury liabilities as indicated by the annual actuarial study. While the current year change in approach led to an increase in reserves associated with personal injury casualty expense, management believes this approach will ultimately lead to a decline in required reserves and operating costs in the future.

     Car Hire. For the year ended December 31, 2001, car hire expense increased $5.0 million compared to the year ended December 31, 2000. An unusual number of significant first quarter 2001 derailments (as discussed in casualties and insurance), as well as the effects of the economic slowdown, line washouts and flooding had an adverse impact on the efficiency of the Company's U.S. operations during the first quarter and early second quarter of 2001. The resulting inefficiency led to congestion on KCSR. This congestion contributed to an increase in the number of freight cars from other railroads on the Company's rail line, as well as a lower number of KCSR freight cars being used by other railroads, resulting in an increase in car hire expense in 2001 compared to 2000. Also contributing to the increase in car hire expense was the larger number of auto rack cars being used in 2001 compared to 2000 to serve the related increase in automotive traffic. Partially offsetting these effects were more efficient operations in the third and fourth quarters of 2001, which led to a decline in the number of freight cars and trailers from other railroads and third parties on the Company's rail line. As operations continued to improve throughout the second half of 2001, car hire costs also continued to improve, declining 37.7% compared to the first half of 2001.

     Other. Other operating expenses increased $1.1 million year to year as a result of several factors. The Company recorded higher expenses associated with its petroleum coke bulk handling facility of approximately $3.2 million resulting from a $1.1 million expense related to a legal settlement and higher terminal operating costs. Additionally, in 2000, the Company recorded a $3.0 million reduction to the allowance for doubtful accounts due to the collection of an outstanding receivable, which reduced other operating expenses in 2000. These variances resulting in increases to other

2001 operating expenses were partially offset by a decline in materials and supplies expense of approximately $3.0 million. Additionally, in 2001 the Company recorded $5.8 million of gains on the sale of operating property compared to $3.4 million in 2000.

      Operating Income and KCSR Operating Ratio. Consolidated operating income for the year ended December 31, 2001 decreased $2.4 million, or 4.2%, to $55.4 million compared to $57.8 million for the year ended December 31, 2000. This decrease resulted from a $7.5 million increase in operating expenses partially offset by a $5.1 million increase in revenues. The operating income and operating ratio for KCSR improved to $67.0 million and 88.2%, respectively, for the year ended December 31, 2001 compared to $66.0 million and 88.3%, respectively, for the year ended December 31, 2000.

Interest Expense. Consolidated interest expense for the year ended December 31, 2001 declined $13.0 million compared to the year ended December 31, 2000 primarily as a result of lower interest rates (LIBOR) on variable rate debt, a lower average debt balance and lower amortization related to debt issue costs. Also contributing to the decline in interest expense was $4.2 million of capitalized interest recorded in 2001 relating to MCS. On a comparative basis, interest expense in 2001 increased as a result of a $2.4 million benefit related to an adjustment to interest expense due to the settlement of certain income tax issues for 2001 compared to a $5.5 million benefit for similar items in 2000.

Income Tax Expense. For the year ended December 31, 2001, the Company's income tax provision was $2.8 million compared to an income tax benefit of $3.6 million for the year ended December 31, 2000. Exclusive of equity earnings from Grupo TFM, the consolidated effective income tax rate for 2001 was 51.8%. In 2000, the comparable effective tax rate was negative. This variance in the income tax provision and effective tax rate was primarily the result of an increase in the Company's domestic operating results and changes in associated book/tax temporary differences and certain non-taxable items. Also contributing to this variance was a lower settlement amount during 2001 compared to 2000 relating to various income tax audit issues. Exclusive of equity earnings from Grupo TFM for the years ended December 31, 2001 and 2000, the Company recognized pre-tax income of $5.4 million for the year ended December 31, 2001 compared to pre-tax income of $0.2 million for the year ended December 31, 2000. The Company intends to indefinitely reinvest the equity earnings from Grupo TFM and accordingly, the Company does not provide deferred income tax expense for the excess of its book basis over the tax basis of its investment in Grupo TFM.

Equity in Net Earnings (Losses) of Unconsolidated Affiliates. For the year ended December 31, 2001, the Company recorded equity earnings of $27.1 million compared to equity earnings of $23.8 million for the year ended December 31, 2000. This increase is primarily the result of higher equity earnings from Grupo TFM of $6.9 million and an increase in equity earnings from Southern Capital of $1.0 million. These increases were partially offset by a $2.3 million decline in equity earnings from Mexrail and equity losses of $1.6 million recorded from PCRC relating mostly to costs associated with the start-up of the business.

Equity earnings related to Grupo TFM increased to $28.5 million for the year ended December 31, 2001 from $21.6 million (exclusive of the 2000 extraordinary item of $1.7 million related to debt issuance costs for Grupo TFM discussed below) for the year ended December 31, 2000. During the year ended December 31, 2001, TFM recorded approximately $54 million in pre-tax income related to the reversion of certain concession assets to the Mexican government. The Company's equity earnings for the year ended December 31, 2001 reflect it's proportionate share of this income of approximately $9.1 million. Grupo TFM's revenues increased 4.2% to $667.8 million for the year ended December 31, 2001 from $640.6 for the year ended December 31, 2000. These higher revenues were partially offset by an approximate 9.5% increase in operating expenses (exclusive of the income related to the reversion of certain concession assets to the Mexican government discussed above as well as other gains/losses recorded on the sales of other operating assets) resulting in a year to year decline in ongoing operating income of approximately 10.3%. Under accounting principles generally accepted in the United States of America ("U.S. GAAP"), the deferred tax expense for Grupo TFM was $10.9 million for the year ended December 31, 2001 compared to a deferred tax benefit of $13.2 million (excluding the impact of the extraordinary item) for the year ended December 31, 2000.

Results of the Company's investment in Grupo TFM are reported under U.S. GAAP while Grupo TFM reports its financial results under International Accounting Standards ("IAS"). Because the Company is required to report its equity earnings (losses) in Grupo TFM under U.S. GAAP and Grupo TFM reports under IAS, differences in deferred income tax calculations and the classification of certain operating expense categories occur. The deferred income tax calculations are significantly impacted by fluctuations in the relative value of the Mexican peso versus the U.S. dollar and the rate of Mexican inflation, and can result in significant variability in the amount of equity earnings (losses) reported by the Company.

Income from Discontinued Operations. Net income for the year ended December 31, 2000 includes income from discontinued operations (Stilwell) of $363.8 million. As a result of the spin-off of Stilwell effective July 12, 2000, the Company did not report income from discontinued operations during the year ended December 31, 2001.

Cumulative Effect of Accounting Change and Extraordinary Items. As a result of the implementation of SFAS 133 discussed in "Recent Developments- Implementation of Derivative Standard," the Company recorded an after-tax charge to earnings of $0.4 million in the first quarter of 2001. This charge is presented as a cumulative effect of an accounting change in the accompanying consolidated statements of income for the year ended December 31, 2001. Also, as discussed in "Significant Developments - Debt Refinancing and Re-capitalization of the Company's Debt Structure", the Company and Grupo TFM refinanced certain debt during the year ended December 31, 2000. Debt retirement costs arising from all debt refinancing transactions completed in 2000 totaled $8.7 million (15(cent) per diluted share) and are presented as extraordinary items in the accompanying consolidated financial statements for the year ended December 31, 2000.


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

Revenues. Revenues totaled $572.2 million for the year ended December 31, 2000 versus $601.4 million in the comparable period in 1999. This $29.2 million, or 4.9%, decrease resulted from lower KCSR revenues of approximately $23.3 million, as well as lower revenues at other transportation companies due to demand driven declines. While KCSR experienced revenue growth in certain product sectors including plastics, automotive, food products, paper and forest products and metal/ scrap, most commodities declined due to demand driven traffic declines. As the general economy slowed, industrial production and manufacturing also decreased leading to a decline in demand for product shipments. The following discussion provides an analysis of KCSR revenues by commodity group.

     Chemical and Petroleum. For the year ended December 31, 2000, chemical and petroleum product revenues decreased $6.3 million, or 4.8%, compared with the year ended December 31, 1999, resulting primarily from lower organic and agri-chemical revenues. Organic revenues declined 15.9% due to a merger within the chemical industry and a new dedicated soda ash terminal opening on the competitor railroad which originates the soda ash, which diverted soda ash movements from KCSR.

     Paper and Forest. Paper and forest product revenues increased $2.2 million, or 1.7%, period to period as a result of increased revenues for paper/pulp products, lumber products and metal/scrap products partially offset by declines in pulpwood, logs and chips and military/other products. Paper/pulp products increased due to the expansion of several paper mills directly served by KCSR while lumber revenues improved due to a 1% increase in carloads and changes in length of haul. Higher metal/scrap revenues resulted from an increase in steel shipments to the domestic oil exploration industry, which uses steel for drilling pipe. Demand for pulpwood, logs and chips declined due to market weakness while the decline in military/other revenues resulted from higher 1999 revenues due to National Guard movements in 1999 from Camp Shelby, Mississippi to Fort Irving, California.

     Agricultural and Mineral. Agricultural and mineral product revenues decreased $2.9 million, or 3.0%, for the year ended December 31, 2000 compared with the year ended December 31, 1999. This decline resulted primarily from lower export grain revenues due to competitive pricing pressures, weather-related operational problems and weakness in the export market.

     Intermodal and Automotive. Intermodal and automotive revenues increased $3.4 million, or 5.8%, for the year ended December 31, 2000 compared to the year ended December 31, 1999. This improvement was comprised primarily of an increase in automotive revenues, which increased 67.6% year to year, partially offset by a 3.2% decline in intermodal revenues. Automotive revenues increased due, in part, to higher traffic levels for the movement of automobile parts originating in the upper midwest of the United States and terminating in Mexico. Also contributing to the increase in automotive revenues was additional traffic handled by KCSR from Mexico, Missouri to Kansas City and the Mazda traffic resulting from the opening of the IFG. Intermodal revenues were affected by the fourth quarter 1999 closure of two intermodal facilities that were not meeting profit expectations. These closures resulted in a loss of revenues, but also improved operating efficiency and profitability of this business sector. Additionally, during the second quarter of 2000, the Company entered into a marketing agreement with Norfolk Southern whereby the Company agreed to perform haulage services for Norfolk Southern from Meridian to Dallas for an agreed upon haulage fee. Some of this haulage traffic replaced previous carload intermodal traffic while some of the traffic was incremental to KCSR. A portion of the decline in intermodal revenues resulted from the Norfolk Southern haulage traffic that replaced existing intermodal revenues, as KCSR received a smaller per unit haulage fee than the share of revenue it received as part of the intermodal movement. This traffic, however, is more profitable to KCSR as certain costs such as fuel and car hire are incurred and paid by Norfolk Southern.

     Coal. Coal revenues declined $12.4 million, or 10.6%, for the year ended December 31, 2000 compared with the year ended December 31, 1999. Lower unit coal revenues were attributable to an approximate 8% decline in tons delivered coupled with a decline in revenue per carload due to changes in length of haul as the Company's longest haul utility temporarily reduced its coal deliveries in the second half of 2000. The decline in tons delivered was primarily due to the actions of one of the Company's major coal customers, which reduced coal deliveries to decrease inventory stockpiles.

Costs and Expenses. The Company's consolidated costs and expenses decreased $22.9 million year to year. Excluding $12.7 million of unusual costs and expenses recorded during the fourth quarter of 1999, costs and expenses declined $10.2 million period to period. Operational efficiencies at KCSR led to decreases in salaries and wages, materials and supplies, car hire, and purchased services expense. These expense reductions were offset by increases in fuel, casualty and lease expense. Costs and expenses related to subsidiaries other than KCSR decreased $8.1 million year to year, due primarily to volume-related declines and the revision to the estimate of the allowance for doubtful accounts discussed in "Other" below.

     Salaries, Wages and Benefits. Consolidated salaries, wages and benefits expense for the year ended December 31, 2000 decreased $8.2 million versus the comparable 1999 period. This decline resulted primarily from lower KCSR salaries, wages and benefits expense of $7.8 million. Exclusive of $3.0 million of certain 1999 unusual costs and expenses, KCSR salaries, wages and benefits declined $4.8 million. Wage increases to certain classes of union employees were offset by reduced employee counts, lower overall overtime costs, and the use of fewer relief train crews. Improvements in operating efficiencies during 2000, as well as the absence of congestion-related issues that existed during portions of 1999, contributed to the decline in overtime and relief crew costs.

     Depreciation and Amortization. Consolidated depreciation and amortization expense was $56.1 million for the year ended December 31, 2000 compared to $56.9 million for the year ended December 31, 1999. Depreciation related to property acquisitions was offset by property retirements and lower STB approved depreciation rates.

     Purchased Services. For the year ended December 31, 2000, purchased services expense declined $4.1 million compared to the year ended December 31, 1999, primarily due to lower KCSR costs of $3.8 million. The decrease in KCSR purchased services expense resulted from lower costs associated with short-term locomotive leases and other purchased services (partially related to Year 2000 contingency efforts in 1999) partially offset by higher costs associated with maintenance contracts for the 50 new leased locomotives.

     Operating Leases. For the year ended December 31, 2000, consolidated operating lease expense increased $5.4 million compared to the year ended December 31, 1999 primarily as a result of the 50 new GE AC 4400 locomotives leased by KCSR during fourth quarter 1999.

     Fuel. For the year ended December 31, 2000, fuel expense increased $13.9 million, or 40.6%, compared to the year ended December 31, 1999. An increase in the average fuel price per gallon of approximately 64% was somewhat offset by a decrease in fuel usage of approximately 14%. While higher market prices significantly impacted overall fuel costs, improved fuel efficiency was achieved as a result of the lease of the 50 new fuel-efficient locomotives by KCSR in late 1999 and an aggressive fuel conservation plan which began in mid-1999. Fuel costs represented approximately 9.7% of KCSR operating expenses in 2000 compared to 6.7% in 1999.

     Casualties and Insurance. For the year ended December 31, 2000, consolidated casualties and insurance expense increased $4.1 million compared with the year ended December 31, 1999. This variance resulted primarily from an increase in KCSR related expenses of $3.4 million, reflecting $4.2 million in costs related to the Duncan case (See "Significant Developments-Duncan Case Settlement") and higher personal injury-related costs partially offset by lower derailment costs.

     Car Hire. For the year ended December 31, 2000, car hire expense declined $7.6 million, or 33.9%, compared to 1999. Improved operations and the easing of congestion drove this improvement. During 1999, KCSR experienced significant congestion-related issues.

      Other. For the year ended December 31, 2000, other operating expenses declined $25.6 million, or 31.3%, compared to the year ended December 31, 1999. This significant decline resulted from several factors as follows: 1) a reduction in materials and supplies expense of approximately $4.8 million related mostly to lower costs associated with locomotives and related repairs due to the lease of the 50 AC 4400 locomotives in December 1999; 2) a $1.9 million decline in property and franchise taxes; 3) a $3.0 million revision to the estimate of the allowance for doubtful accounts at the holding company. This allowance was revised based on the collection of approximately $1.8 million of a receivable from an affiliate and agreement for payment of the remaining amount;
4) an approximate $2.0 million reduction in costs associated with third party sales from the Company's tie producing facility; and 5) the impact of gains on the sale of operating property, which were approximately $3.4 million in 2000 compared to an approximate $0.6 million gain in 1999. Also in 1999, there was an approximate $5.6 million loss associated with the write-off of certain operating assets. Also contributing to the decline were lower costs at various other subsidiaries and higher holding company costs in 1999 relating mostly to spin-off related and legal matters.

     Operating Income and Operating Ratio. Consolidated operating income for the year ended December 31, 2000 decreased $6.3 million, or 9.8%, to $57.8 million, resulting from a $29.2 million decrease in revenues and a $22.9 million decrease in operating expenses. Excluding $12.7 million of 1999 unusual costs and expenses, consolidated operating income for the year ended December 31, 2000 would have been $19.0 million lower than 1999. KCSR's operating income declined $8.4 million to $66.0 million for the year ended 2000 compared to $74.4 million for the year ended 1999. Exclusive of $12.1 million of 1999 unusual costs and expenses, KCSR operating income declined $20.5 million. KCSR's operating ratio was 88.3% for the year ended December 31, 2000 compared to 85.2% (exclusive of 1999 unusual costs and expenses) for the year ended December 31, 1999.

Interest Expense. The Company's consolidated interest expense for the year ended December 31, 2000 increased $8.4 million, or 14.6%, from the year ended December 31, 1999. This increase was due to higher interest rates and the amortization of debt issuance costs associated with the debt re-capitalization in January and September 2000 partially offset by lower overall debt balances and a benefit related to the adjustment of interest expense resulting from the settlement of certain income tax issues.

Income Tax Expense. For the year ended December 31, 2000, the Company's income tax benefit was $3.6 million compared to an income tax provision of $7.0 million for the year ended December 31, 1999. Exclusive of equity earnings from Grupo TFM, the consolidated effective income tax rate for 2000 was (1,800%) compared to 44.6% in 1999. This variance in the income tax provision and effective rate was primarily the result of a decrease in the

Company's domestic operating results and changes in associated book/tax temporary differences and certain non-taxable items. Also contributing to this variance was the settlement of various prior year income tax audit issues during 2000. Exclusive of equity earnings from Grupo TFM for the years ended December 31, 2000 and 1999, the Company recognized pre-tax income of $0.2 million for the year ended December 31, 2000 compared to pre-tax income of $15.7 million for the year ended December 31, 1999. The Company intends to indefinitely reinvest the equity earnings from Grupo TFM and accordingly, the Company does not provide deferred income tax expense for the excess of its book basis over the tax basis of its investment in Grupo TFM.

Equity in Net Earnings (Losses) of Unconsolidated Affiliates. The Company recorded $23.8 million of equity earnings from unconsolidated affiliates for the year ended December 31, 2000 compared to $5.2 million for the year ended December 31, 1999. This $18.6 million increase was primarily attributable to higher equity earnings from Grupo TFM partially offset by a decline in equity earnings from Southern Capital (relates to gain on sale of non-rail loan portfolio by Southern Capital in 1999).

Equity earnings related to Grupo TFM increased $20.1 million to $21.6 million (exclusive of extraordinary item of $1.7 million related to Grupo TFM - See "Significant Developments -Debt Refinancing and Re-capitalization of the Company's Debt Structure") for the year ended December 31, 2000 from $1.5 million for the year ended December 31, 1999. This increase resulted from fluctuations in deferred income taxes and higher Grupo TFM revenues and operating income, which improved 22.1% and 42.2%, respectively (exclusive of gains/losses on sales of operating property in 2000 and 1999). Revenue growth resulted from Grupo TFM's strategic positioning in a growing Mexican economy and NAFTA marketplace, as well as the ability for Grupo TFM to attract new business through its marketing efforts. Grupo TFM's 2000 operating expenses rose 13.4% (exclusive of gains/losses on sales of operating property in 2000 and 1999) compared to the prior year primarily as a result of volume related cost increases in salaries, wages and benefits, fuel, car hire and operating leases, partially offset by lower materials and supplies expense. In addition to volume related increases, fuel costs were driven by higher prices and car hire was affected by congestion near the U.S. and Mexican border. Under IAS, Grupo TFM's operating ratio improved to 74.0% for the year ended December 31, 2000 versus 76.6% for the comparable 1999 period. Also contributing to the increase in Grupo TFM equity earnings was the fluctuation in deferred income taxes. Under U.S. GAAP, the deferred tax benefit for Grupo TFM was $13.2 million (excluding the impact of the extraordinary item) for the year ended December 31, 2000 compared to a deferred tax expense of $11.5 million in 1999.

Income from Discontinued Operations. Net income for the year ended December 31, 2000 and 1999 includes income from discontinued operations (Stilwell) of $363.8 million and $313.1 million, respectively. This increase was primarily due to higher average assets under management in 2000 coupled with improving margins period to period.

Extraordinary Items. As discussed in "Significant Developments - Debt Refinancing and Re-capitalization of the Company's Debt Structure", the Company and Grupo TFM refinanced certain debt during the year ended December 31, 2000. Debt retirement costs arising from all debt refinancing transactions completed in 2000 totaled $8.7 million (15(cent) per diluted share) and are presented as extraordinary items in the accompanying consolidated financial statements for the year ended December 31, 2000. There were no extraordinary items reported during 1999.


TRENDS AND OUTLOOK

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" for cautionary statements concerning forward-looking comments.

For the year ended December 31, 2001, the Company's domestic operating results were adversely affected by the recession of the U.S. economy during 2001 and competitive revenue pressures; however, the Company was encouraged by its operating results for the fourth quarter of 2001. Domestically, KCSR's fourth quarter revenues increased approximately 8% versus the fourth quarter of 2000. While certain 2001 costs such as car hire and casualties and insurance were higher compared to 2000, KCSR's cost structure has continued to benefit from cost reduction actions taken in March 2001 and the synergies of an efficient and well-operating railroad. Improvements in the cost structure were evident during the second, third and fourth quarters of 2001 as operations became more fluid and efficient. Fuel costs declined each quarter in 2001 due to lower market prices for diesel fuel. Car hire costs also showed continued improvement, declining approximately 36.9% in the fourth quarter of 2001 compared to the first quarter of 2001. Higher casualty costs for 2001 were driven by an unusually large number of significant first quarter 2001 derailments and are not indicative of an ongoing trend. Additionally, despite lower variable interest rates, interest costs continue to have a significant impact on the domestic operating results of the Company. Grupo TFM continues to provide significant value as part of the Company's NAFTA rail network. Revenues for Grupo TFM increased 4% for the year ended 2001 and the Company's equity earnings increased 32% for the year ended 2001.

For 2002, the Company will focus on protecting its revenue base in a down economy while continuing to provide quality service to its customers. The Company will also strive to further reduce its costs and corporate debt. Management expects KCSR coal revenues to decline in 2002 as a result of a contractual rate reduction at SWEPCO, as well as the loss of certain business due to the expiration of a contract that is not expected to be renewed. The impact of the rate reduction and contract expiration is expected to result in an approximate $20 million decline in 2002 coal revenues. Management believes, however, that total revenues for 2002 will essentially remain flat compared to 2001 as anticipated declines in coal revenues are expected to be offset by higher revenues in other commodity groups through new business and targeted rate increases.

Except as outlined herein, variable costs and expenses are expected to be proportionate with revenue activity, assuming normalized rail operations. Fuel costs are expected to mirror market conditions, which management believes will be lower in 2002 compared to 2001. KCSR, however, currently has approximately 49% of its budgeted fuel usage for 2002 under purchase commitments, which lock in a specific price and effectively should reduce fuel expense in 2002 compared to 2001. Casualty expenses are expected to decline as a result of our continued focus and success with employee safety and aggressive settlement approach. As is the case with most industries, insurance expense is expected to increase as the insurance industry responds to the September 11, 2001 terrorist attack and health care costs are expected to be higher in 2002, although these increases are expected to be reduced by lower costs associated with railroad retirement issues as described in "Recent Developments - New Railroad Retirement Act." Depreciation expense is expected to rise subsequent to the implementation of MCS currently scheduled for mid-year 2002. Operating leases are expected to remain relatively flat resulting from declines due to better equipment utilization offset by an increase related to the Company's new corporate headquarters, which is expected to be available for occupancy in April 2002.

Management believes its railroad franchise is well positioned to benefit from an economic recovery. KCSR is currently operating efficiently and management believes the Company's cost structure is well controlled. Given these factors, management believes that meaningful revenue growth arising from an economic recovery would result in improved profitability.

The Company expects to continue to participate in the earnings/losses from its equity investments in Grupo TFM (including the results of Mexrail following completion of the sale to TFM), Southern Capital, and PCRC. Due to the variability of factors affecting the Mexican economy, management can make no assurances as to the impact that a change in the value of the peso or a change in Mexican inflation will have on the results of Grupo TFM. See "Other - Foreign Exchange Matters" and Item 7(A), "Quantitative and Qualitative Disclosures About Market Risk" for further information. The Company and its partner, Grupo TMM, are continuing to pursue the purchase of the Mexican government's 24.6% ownership in Grupo TFM. It is the intention of KCSI to exercise, along with Grupo TMM, their call option with respect to the Mexican government's 24.6% interest in Grupo TFM on or prior to July 31, 2002. However, there can be no assurances that the Company and Grupo TMM will be able to complete this transaction prior to the expiration of the call option. The Company commenced operations in Panama in July 2001. Management believes that PCRC should provide the Company with opportunities for future earnings growth beginning in the early part of 2003.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Information And Contractual Obligations

Summary cash flow data is as follows for the years ended December 31, respectively (dollars in millions):

                                                    2001       2000      1999
                                                  -------   --------   --------
Cash flows provided by (used for):
     Operating activities                         $  76.1   $   77.2   $  178.0
     Investing activities                           (55.7)    (101.8)     (97.2)
     Financing activities                           (17.2)      34.2      (74.5)
                                                  -------   --------   --------
Net increase in
  cash and equivalents                                3.2        9.6        6.3
Cash and equivalents at beginning of year            21.5       11.9        5.6
                                                  -------   --------   --------
Cash and equivalents at end of year               $  24.7   $   21.5   $   11.9
                                                  =======   ========   ========

During the year ended December 31, 2001, the Company's consolidated cash position increased $3.2 million from December 31, 2000. This increase resulted primarily from operating cash flows, proceeds from the disposal of property and the issuance of common stock under employee stock plans, partially offset by property acquisitions, investments in and loans to affiliates and the net repayment of long-term debt.

Operating Cash Flows. The Company's cash flow from operations has historically been positive and sufficient to fund operations, as well as KCSR roadway capital improvements, other capital improvements and debt service. External sources of cash (principally bank debt and public debt) have been used to refinance existing indebtedness and to fund acquisitions, new investments, equipment additions and Company common stock repurchases.

The following table summarizes consolidated operating cash flow information for the years ended December 31, respectively (dollars in millions):

                                                      2001      2000      1999
                                                    -------  --------  --------
Net income                                          $  30.7  $  380.5  $  323.3
Income from discontinued operations                      --    (363.8)   (313.1)
Depreciation and amortization                          58.0      56.1      56.9
Equity in undistributed (earnings) losses             (27.1)    (23.8)     (5.2)
Distributions from unconsolidated affiliates            3.0       5.0        --
Deferred income taxes                                  30.4      23.1       9.8
Transfer from Stilwell                                   --        --      56.6
Gains on sales of assets                               (5.8)     (3.4)     (0.6)
Extraordinary items, net of tax                          --       7.5        --
Tax benefit realized upon exercise of stock
 options                                                5.6       9.3       6.4
Change in working capital items                       (33.3)    (14.3)     49.7
Other                                                  14.6       1.0      (5.8)
                                                    -------  --------  --------
    Net operating cash flow                         $  76.1  $   77.2  $  178.0
                                                    =======  ========  ========


Net operating cash inflows were $76.1 million and $77.2 million for the years ended December 31, 2001 and 2000, respectively. This $1.1 million decrease in operating cash flows was primarily attributable to changes in working capital balances relating primarily to casualty payments and variances in the current tax liability, lower cash flows related to the tax benefit associated with the exercise of stock options, an increase in income from continuing operations and fluctuations in certain non-cash adjustments to net income.

Net operating cash inflows in 2000 of $77.2 million declined $100.8 million compared to 1999 net operating cash inflows of $178.0 million. This decline was mostly attributable to the 1999 receipt of a $56.6 million transfer from

Stilwell. Also contributing to the decline was the payment during 2000 of certain accounts payable and accrued liabilities, including accrued interest of approximately $11.4 million related to indebtedness, as well as the decline in the contribution of domestic operations to income from continuing operations.

Investing Cash Flows. Net investing cash outflows were $55.7 million and $101.8 million during the years ended December 31, 2001 and 2000, respectively. This variance of $46.1 million results primarily from a $38.5 million decline in 2001 capital expenditures and a $12.6 million increase in funds received from property dispositions, partially offset by an increase in investments in and loans to affiliates of $4.0 million. During the third quarter of 2001, the Company entered into a sale/leaseback transaction whereby it sold 446 boxcars to a third party for approximately $7.8 million. The Company realized a $4.7 million gain on this transaction, which has been deferred and will be recognized ratably over the lease term. The proceeds received from the sale of these boxcars are included as funds received from property dispositions in the accompanying cash flow statement and were used to reduce the Company's outstanding debt.

Net investing cash outflows were $101.8 million and $97.2 million for the years ended December 31, 2000 and 1999, respectively. The $4.6 million difference results from an increase in investments in and loans to affiliates of $0.3 million (which includes the impact of repayment of $16.6 million from Stilwell during 1999), partially offset by a decrease in capital expenditures of $1.7 million and a $2.7 million increase in funds received from property disposals.

Cash used for property acquisitions was $66.0, $104.5, and $106.2 million in 2001, 2000 and 1999, respectively. Cash (used for) provided by investments in and loans to affiliates was ($8.2), ($4.2) and $12.7 million in 2001, 2000 and 1999, respectively. Proceeds from the disposals of property were $18.1, $5.5 and $2.8 million in 2001, 2000 and 1999, respectively.

Generally, operating cash flows and borrowings under lines of credit have been used to finance property acquisitions and investments in and loans to affiliates.

Financing Cash Flows. Financing cash outflows are used primarily for the repayment of debt while financing cash inflows are generated from proceeds from the issuance of long-term debt and proceeds from the issuance of common stock under stock plans. Also included in financing cash flows are fluctuations in long-term liability accounts including long-term personal injury reserves. Financing cash flows for 2001, 2000 and 1999 were as follows:

..    Borrowings of $35.0, $1,052.0 and $21.8 million in 2001, 2000 and 1999, respectively. Borrowings in 2001 (from KCS Revolver) were used to make payments on the term debt. Proceeds from the issuance of debt in 2000 were used for refinancing debt in January and September 2000. Proceeds from the issuance of debt in 1999 were used for stock repurchases.

..    Repayment of indebtedness in the amounts of $51.3, $1,015.4 and $97.5 million in 2001, 2000 and 1999, respectively. Repayment of indebtedness is generally funded through operating cash flows and proceeds from the disposals of property. In 2001, the repayment of indebtedness was funded through borrowings under the KCS Revolver, as well as operating cash flows and proceeds from the disposals of property. In 2000, repayments of debt included the refinancing of debt in January and September 2000. Repayments in 1999 were partially funded through a transfer from Stilwell.

..    Payment of debt issuance costs of $0.4, $17.6 and $4.2 million in 2001,
     2000 and 1999, respectively. During the year ended December 31, 2000, the Company paid $17.6 million of debt issuance costs including $13.4 million associated with the January 2000 restructuring of the Company's debt and approximately $4.2 million associated with the $200 million offering of debt securities in the third quarter of 2000. Amounts paid in 1999 also related to the January 2000 debt restructuring.

..    Repurchases of KCSI common stock during 1999 of $24.6 million were funded with borrowings under existing lines of credit and internally generated cash flows.

..    Proceeds from the sale of KCSI common stock pursuant to stock plans of
     $8.9, $17.9 and $37.0 million in 2001, 2000 and 1999, respectively.

..    Payment of cash dividends of $0.2, $4.8 and $17.6 million in 2001, 2000 and
     1999, respectively.

..    Net payments of long-term casualty claims of $8.3, ($1.5) and ($6.0)
     million in 2001, 2000 and 1999, respectively.

Contractual Obligations. The following table outlines the Company's obligations for payments under its capital leases, debt obligations and operating leases for the periods indicated. Typically, payments for these obligations are expected to be funded through operating cash flows. If operating cash flows are not sufficient, funds received from other sources, including property dispositions and employee stock plans, might also be available. Additionally, the Company anticipates refinancing certain of its long-term debt maturing in 2006 and 2008 prior to maturity (dollars in millions).


                               Capital Leases                                                   Operating Leases
                       -------------------------------                                -------------------------------------
                       Minimum                   Net         Long-
                        Lease        Less      Present       Term          Total      Southern
                       Payments    Interest     Value        Debt          Debt        Capital     Third Party       Total
                       --------    --------     -----        ----          ----        -------     -----------       -----
2002                   $  0.7      $  0.2      $  0.5      $   46.2      $   46.7      $   34.1      $   21.1      $   55.2
2003                      0.7         0.1         0.6          49.2          49.8          34.1          19.7          53.8
2004                      0.6         0.2         0.4          40.9          41.3          34.1          15.6          49.7
2005                      0.5         0.1         0.4          50.0          50.4          28.3          13.7          42.0
2006                      0.4         0.1         0.3         264.0         264.3          24.3           6.4          30.7
Later years               0.9         0.1         0.8         205.1         205.9         180.4          54.1         234.5
                       ------      ------      ------      --------      --------      --------      --------      --------
Total                  $  3.8      $  0.8      $  3.0      $  655.4      $  658.4      $  335.3      $  130.6      $  465.9
                       ======      ======      ======      ========      ========      ========      ========      ========


Capital Expenditure Requirements
Capital improvements for KCSR roadway track structures have historically been funded with cash flows from operations and external debt. The Company has traditionally used equipment trust certificates for major purchases of locomotives and rolling stock, while using internally generated cash flows or leasing for other equipment. Through its Southern Capital joint venture, the Company has the ability to finance railroad equipment, and therefore, has increasingly used lease-financing alternatives for its locomotives and rolling stock. Southern Capital was used to finance the purchase of the 50 new GE AC 4400 locomotives in November and December 1999. These locomotives are being financed by KCSR under an operating lease with Southern Capital.

Internally generated cash flows and borrowings under existing lines of credit were used to finance capital expenditures (property acquisitions) of $66.0 million, $104.5 million and $106.2 million in 2001, 2000 and 1999, respectively. Internally generated cash flows and borrowings under the existing line of credit are expected to be used to fund capital programs for 2002, currently estimated at approximately $67 million.

KCSR Maintenance
KCSR, like all railroads, is required to maintain its own property infrastructure. Portions of roadway and equipment maintenance costs are capitalized and other portions are expensed (as components of material and supplies, purchased services and others), as appropriate. Maintenance and capital improvement programs are in conformity with the Federal Railroad Administration's track standards and are accounted for in accordance with applicable regulatory accounting rules. Management expects to continue to fund roadway and equipment maintenance expenditures with internally generated cash flows. Maintenance expenses (exclusive of amounts capitalized) for way and structure (roadbed, rail, ties, bridges, etc.) and equipment (locomotives and rail cars) for each of the three years ended December 31, 2001, as a percentage of KCSR revenues is as follows (dollars in millions):

                                                 KCSR Maintenance
                                 -----------------------------------------------
                                    Way and Structure           Equipment
                                 -----------------------    --------------------
                                              Percent of              Percent of
                                   Amount      Revenue       Amount    Revenue
                                 --------     ----------    --------  ---------
2001                             $  43.9         7.8%       $  44.8      7.9%
2000                                39.8         7.1           44.3      7.9
1999                                41.6         7.1           52.1      8.9


Capital Structure
Components of the Company's capital structure are as follows (dollars in millions). For purposes of this analysis, stockholders' equity for 1999 (prior to the Spin-off) excludes the net assets of Stilwell.

                                               2001        2000        1999
                                            ----------  ----------  ----------
Debt due within one year                    $     46.7  $     36.2  $     10.9
Long-term debt                                   611.7       638.4       750.0
                                            ----------  ----------  ----------
    Total debt                                   658.4       674.6       760.9

Stockholders' equity (excludes the net
    assets of Stilwell)                          680.3       643.4       468.5
                                            ----------  ----------  ----------
Total debt plus equity                      $  1,338.7  $  1,318.0  $  1,229.4
                                            ==========  ==========  ==========

Total debt as a percent of
    total debt plus equity ("debt ratio")         49.2%       51.2%       61.9%
                                            ==========  ==========  ==========

The Company's consolidated debt ratio as of December 31, 2001 decreased 2.0 percentage points compared to December 31, 2000. Total debt decreased $16.2 million as a result of net repayments of long-term borrowings. Stockholders' equity increased $36.9 million as a result of 2001 net income of $30.7 million, and the issuance of common stock under employee stock plans partially offset by dividends and a reduction of equity related to accumulated comprehensive income arising from a SFAS 133 adjustment at Southern Capital. The increase in stockholders' equity coupled with the decrease in debt resulted in the decline in the debt ratio from December 31, 2000.

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

Under the existing capital structure of KCSI at December 31, 2001, management anticipates that the ratio of debt to total capitalization will decline slightly during 2002. The Company is currently exploring alternatives to refinance its existing debt.

KCSI Credit Agreement. In January 2000, in conjunction with the re-capitalization of the Company's debt structure, the Company entered into a credit agreement as described above in "Significant Developments - Debt Refinancing and Re-capitalization of the Company's Debt Structure."

Registration of Senior Unsecured Notes. During the third quarter of 2000, the Company completed a $200 million private offering of debt securities. On January 25, 2001, the Company filed a Form S-4 Registration Statement with the SEC as described above in "Significant Developments - Debt Refinancing and Re-capitalization of the Company's Debt Structure."

Overall Liquidity
The Company has financing available under the KCS Revolver with a maximum borrowing amount of $100 million. As of December 31, 2001, $80.0 million was available under the KCS Revolver. The KCS Credit Facility contains, among other provisions, various financial covenants. As discussed in "Recent Developments - Waiver and Amendments for Credit Facility Covenants", the Company requested and received from lenders of the KCS Credit Facility a waiver from certain of its financial and coverage covenants. In addition, an amendment to the KCS Credit Facility dated May 10, 2001 provided for, among other things, a temporary revision of certain of the financial and coverage covenant provisions through March 31, 2002. The Company has obtained an additional amendment to the leverage ratio covenant provision of the KCS Credit Facility for the period April 1, 2002 through June 29, 2002. As a result of certain financial covenants contained in the credit agreement, maximum utilization of the Company's available line of credit may be restricted. The Company presently expects that it will achieve compliance with the financial and coverage ratios under the KCS Credit Facility, as amended. The Company is currently evaluating various alternatives for its existing debt under the KCS Credit Facility and will pursue all measures within its control to ensure that it will be in compliance with the financial and coverage ratios under the provisions of the KCS Credit Facility. If, however, the Company is unable to meet the provisions of its financial and coverage ratios (which would result in a violation of its covenants), the Company would pursue negotiations with its lenders to cure any covenant violation, which would likely result in additional costs including, among others, interest, bank and other fees, which could be significant. There can be no assurance that the lenders would grant a waiver or otherwise amend the financial and coverage ratios under the KCS Credit Facility.

In connection with the Company's debt restructuring in January 2000, KCSR entered into the KCS Credit Facility providing financing of up to $750 million. This financing included a $200 million term loan due January 11, 2001 that was repaid with the proceeds from the private offering of Senior Notes. In addition, borrowing capacity under the KCS Revolver was reduced from $150 million to $100 million effective January 2, 2001 (see "Significant Developments - Debt Refinancing and Re-capitalization of the Company's Debt Structure").

As discussed in "Recent Developments - Shelf Registration Statements and Public Securities Offerings," the Company filed the Initial Shelf on Form S-3 (Registration No. 33-69648) in September 1993, as amended in April 1996, for the offering of up to $500 million in aggregate amount of securities. The SEC declared the Initial Shelf effective on April 22, 1996; however, no securities have been issued thereunder. The Company has carried forward $200 million aggregate amount of unsold securities from the Initial Shelf to the Second Shelf filed on Form S-3 (Registration No. 333-61006) on May 16, 2001 for the offering of up to $450 million in aggregate amount of securities. The SEC declared the Second Shelf effective on June 5, 2001. Securities in the aggregate amount of $300 million remain available under the Initial Shelf. The Company has not engaged an underwriter for the remaining securities under the Initial Shelf and currently has no plans to issue any of the remaining securities under the Initial Shelf.

On June 7, 2001, the Company announced plans for concurrent public offerings of $115 million of mandatory convertible units and 4 million shares of the Company's common stock under the Second Shelf. These offerings were independent of each other and completion of one was not contingent upon the other. Anticipated proceeds from these offerings were to be used to reduce existing debt under the KCS Credit Facility. However, on June 19, 2001, the Company issued a press release stating that because of management's belief that the Company's stock price did not properly reflect the valuation of the Company, pursuing these offerings was not in the best interest of KCSI's current shareholders. Securities in the aggregate amount of $450 million remain available under the Second Shelf and the Company did not rule out an offering of its common stock in the future should the Company determine that market conditions are appropriate.

As discussed in Item 1, "Business - Joint Venture Arrangements - Grupo TFM," Grupo TMM and KCSI, or either Grupo TMM or KCSI, could be required to purchase the Mexican government's interest in TFM. However, this provision is not exercisable prior to October 31, 2003 without the consent of Grupo TFM.

As discussed in "Recent Developments - Purchase of Additional Interest in Grupo TFM," KCSI and Grupo TMM have a call option exercisable on or prior to July 31, 2002 to purchase the 24.6% interest in Grupo TFM currently owned by the Mexican government. This transaction was expected to occur during the third quarter of 2001; however, due to the tragic events of September 11, 2001, the timing of the transaction was delayed until market conditions improved. Although, the form of the transaction may not occur as originally planned, it is the Company's intention to exercise this call option on or prior to its expiration on July 31, 2002. The purchase price will be calculated by accreting the Mexican government's initial investment of $199 million from the date of the Mexican government's investment through the date of the purchase, using the interest rate on one-year U.S. Treasury securities. Various financing alternatives are currently being explored. One source of financing could include the use of approximately $81 million due to TFM from the Mexican government as a result of the reversion, during the first quarter of 2001, of a portion of the Concession to the Mexican government by TFM that covers the Hercules-Mariscala rail line. The remainder of the financing required to purchase the Mexican government's Grupo TFM shares is expected to be raised either at TFM or by the Company and Grupo TMM, respectively. This transaction is expected to be completed when markets become more favorable, but on or prior to July 31, 2002. However, there can be no assurances that the Company and Grupo TMM will be able to complete this transaction prior to the expiration of the call option.

During 2001, Southern Capital, a 50% owned unconsolidated affiliate that provides KCSR with access to equipment financing alternatives, refinanced its five-year credit facility, which was scheduled to mature on October 19, 2001, with a one-year bridge loan for $201 million. There was $196 million borrowed under the bridge loan as of December 31, 2001. Southern Capital is currently in the process of evaluating financing alternatives to refinance the bridge loan with long-term debt. A refinancing transaction is expected to occur during the second quarter of 2002. See "Contractual Obligations" above for KCSR's minimum lease commitments to Southern Capital.

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

As discussed in "Recent Developments - Purchase of Janus common stock by Stilwell," if Stilwell were unable to meet its obligations to purchase shares of Janus common stock from certain minority stockholders upon the occurrence of a Change in Ownership of KCSI, the Company would be required to purchase those shares. Based on discussions with Stilwell management, the amount for which KCSI could be ultimately responsible for the shares subject to the Change in Ownership provisions approximates $63.6 million. KCSI management believes, based on discussions with Stilwell management, that Stilwell has adequate financial resources available to fund this obligation. If the Company were required to purchase these shares of Janus common stock, it would have a material effect on our business, liquidity, financial condition, results of operations and cash flows.

The Company believes, based on current expectations, that its cash and other liquid assets, operating cash flows, access to capital markets, borrowing capacity, and other available financing resources are sufficient to fund anticipated operating, capital and debt service requirements and other commitments through 2002. However, the Company's operating cash flows and financing alternatives can be impacted by various factors, some of which are outside of the Company's control. For example, if the Company were to experience a substantial reduction in revenues or a substantial increase in operating costs or other liabilities, its operating cash flows could be significantly reduced. Additionally, the Company is subject to economic factors surrounding capital markets and the Company's ability to obtain financing under reasonable terms is subject to market conditions. Further, the Company's cost of debt can be impacted by independent rating agencies, which assign debt ratings based on certain credit measurements such as interest coverage and leverage ratios.


OTHER

Critical Accounting Policies. In response to the SEC's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," the Company has identified certain key accounting policies on which our financial condition and results of operations are dependent. These key accounting policies most often involve complex matters or are based on subjective judgments or decisions. In the opinion of management, the Company's most critical accounting policies are those related to revenue recognition, casualty claims and property and depreciation. These accounting policies are outlined in Item 8, "Financial Statements and Supplementary Data -
Note 2 - Significant Accounting Policies."

Significant Customer. Southwestern Electric Power Company ("SWEPCO") is the Company's only customer that accounted for more than 10% of revenues during the years ended December 31, 2001, 2000 and 1999, respectively. SWEPCO is a subsidiary of American Electric Power, Inc. ("AEP"). Revenues related to SWEPCO during these periods were $75.9, $67.2 and $75.9 million, respectively. Management expects KCSR coal revenues to decline in 2002 as a result of a contractual rate reduction for SWEPCO, which became effective on January 1, 2002.

Foreign Corporate Joint Venture. Grupo TFM provides deferred income taxes for the difference between the financial reporting and income tax bases of its assets and liabilities. The Company records its proportionate share of these income taxes through our equity in Grupo TFM's earnings. As of December 31, 2001, the Company had not provided deferred income taxes for the temporary difference between the financial reporting basis and income tax basis of its investment in Grupo TFM because Grupo TFM is a foreign corporate joint venture and because the Company intends to indefinitely reinvest in Grupo TFM the financial statement earnings which gave rise to the basis differential. Moreover, the Company has no other plans to realize this basis differential by a sale of its investment in Grupo TFM. The Company does not expect the reversal of the temporary difference to occur in the foreseeable future. At December 31, 2001, the Company's book basis exceeded the tax basis of its investment in Grupo TFM by $33.6 million. If the Company were to realize this basis difference in the future by a repatriation of dividends or the sale of its interest in Grupo TFM, at December 31, 2001, the Company would have incurred gross federal income taxes of $11.8 million, which might be partially or fully offset by Mexican income taxes, which could be available to reduce federal income taxes at such time.

Financial Instruments and Purchase Commitments. Fuel expense is a significant component of the Company's operating expenses. Fuel costs are affected by (i) traffic levels, (ii) efficiency of operations and equipment, and (iii) fuel market conditions. Controlling fuel expenses is a top priority of management. As a result, from time to time, the Company will enter into transactions to hedge against fluctuations in the price of its diesel fuel purchases to protect the Company's operating results against adverse fluctuations in fuel prices. KCSR enters into forward diesel fuel purchase commitments and commodity swap transactions (fuel swaps or caps) as a means of fixing future fuel prices. Commodity swap or cap transactions are accounted for as hedges under SFAS 133 and are correlated to market benchmarks. Positions are monitored to ensure that they will not exceed actual fuel requirements in any period.

At December 31, 1998, the Company had purchase commitments and fuel swap transactions for approximately 32% and 16%, respectively, of expected 1999 diesel fuel usage. In 1999, KCSR saved approximately $0.6 million as a result of these purchase commitments while the fuel swap transactions resulted in higher fuel expense of approximately $1 million. At December 31, 1999, the Company had entered into two diesel fuel cap transactions for a total of six million gallons (approximately 10% of expected 2000 usage) at a cap price of $0.60 per gallon. These hedging instruments expired on March 31, 2000 and June 30, 2000. The Company received approximately $0.8 million during 2000 related to these diesel fuel cap transactions and recorded the proceeds as a reduction of diesel fuel expenses. At December 31, 1999, the Company did not have any outstanding purchase commitments for 2000. At December 31, 2000, KCSR had purchase commitments for approximately 12.6% of budgeted gallons of fuel for 2001, which resulted in higher fuel expense of approximately $0.4 million in 2001. There were no fuel swap or cap transactions outstanding at December 31, 2000. At December 31, 2001, KCSR had purchase commitments for approximately 39% of its budgeted gallons of fuel for 2002. On January 14, 2002, KCSR entered into an additional fuel purchase commitment. As a result, KCSR currently has purchase commitments for approximately 49% of its budgeted gallons of fuel for 2002. There are currently no diesel fuel cap or swap transactions outstanding.

In accordance with the provision of the KCS Credit Facility requiring the Company to manage its interest rate risk through hedging activity, at December 31, 2001 the Company had five separate interest rate cap agreements for an aggregate notional amount of $200 million. Three of these interest rate cap agreements expired on February 10, 2002 while the remaining two expired on March 10, 2002. The interest rate caps were linked to LIBOR. $100 million of the aggregate notional amount provided a cap on the Company's interest rate of 7.25% plus the applicable spread, while $100 million limited the interest rate to 7% plus the applicable spread. Counterparties to the interest rate cap agreements were major financial institutions that also participate in the KCS Credit Facility. As of December 31, 2001, the Company did not have any other interest rate cap agreements or interest rate hedging instruments. See "Recent Developments - Implementation of Derivative Standard" for discussion of these interest rate cap transactions.

These diesel fuel and interest rate transactions are intended to mitigate the impact of rising fuel prices and interest rates and, if applicable, are recorded using the accounting policies as set forth in Item 8, "Financial Statements and Supplementary Data - Note 2- Significant Accounting Policies" of this Form 10-K. In general, the Company enters into transactions such as those discussed above in limited situations based on management's assessment of current market conditions and perceived risks. Historically, the Company has engaged in a limited number of such transactions and their impact has been insignificant. However, the Company intends to respond to evolving business and market conditions in order to manage risks and exposures associated with the Company's various operations, and in doing so, may enter into transactions similar to those discussed above.

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

The Company continues to evaluate existing alternatives with respect to utilizing foreign currency instruments to hedge its U.S. dollar investment in Grupo TFM as market conditions change or exchange rates fluctuate. At December 31, 2001, 2000 and 1999, the Company had no outstanding foreign currency hedging instruments.

Results of the Company's investment in Grupo TFM are reported under U.S. GAAP while Grupo TFM reports its financial results under IAS. Because the Company is required to report its equity earnings (losses) in Grupo TFM under U.S. GAAP and Grupo TFM reports under IAS, differences in deferred income tax calculations and the classification of certain operating expense categories occur. The deferred income tax calculations are significantly impacted by fluctuations in the relative value of the Mexican peso versus the U.S. dollar and the rate of Mexican inflation, and can result in significant variability in the amount of equity earnings (losses) reported by the Company.

New Accounting Pronouncements. In July 2001, the FASB issued Statement No. 141, "Business Combinations" ("SFAS 141") and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 is effective for any business combination initiated after June 30, 2001 and requires purchase method accounting. Under SFAS 142, goodwill with an indefinite life will no longer be amortized; however, both goodwill and other intangible assets will be subject to annual impairment testing. SFAS 142 is effective for fiscal years beginning after December 31, 2001. In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 is effective for fiscal years beginning after June 15, 2002. Under SFAS 143, the fair value of a liability for an asset retirement obligation must be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. In October 2001, the FASB issued Statement No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). Under SFAS 144, an impairment loss is recognized if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows. The impairment loss is equal to the difference between the carrying amount and fair value of the asset. The Company is currently evaluating the provisions of these new accounting pronouncements and does not expect the adoption of these pronouncements to have a material impact on its consolidated results of operations, financial position, or cash flows.

Litigation. The Company and its subsidiaries are involved as plaintiff or defendant in various legal actions arising in the normal course of business. While the ultimate outcome of the various legal proceedings involving the Company and its subsidiaries cannot be predicted with certainty, it is management's opinion (after consultation with legal counsel) that the Company's litigation reserves are adequate. See "Recent Developments - Jaroslawicz Class Action" and "Significant Developments - Duncan Case Settlement" for a discussion of the dismissal and settlement of those cases, respectively. Additionally, see "Recent Developments- Bogalusa Cases" and "Recent Developments - Houston Cases" for a discussion of the ongoing proceedings in those cases.

The Company also is a defendant in various matters brought primarily by current and former employees and third parties for job related injury incidents or crossing accidents. In addition, the Company is subject to claims alleging hearing loss as a result of alleged elevated noise levels in connection with our current and former operations. The Company is aggressively defending these matters and has established liability reserves which management believes are adequate to cover expected costs. Nevertheless, due to the inherent unpredictability of these matters, the Company could incur substantial costs above reserved amounts.

Environmental Matters. The Company's operations are subject to extensive federal, state and local environmental laws and regulations. The major environmental laws to which the Company is subject, include, among others, the Federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA," also known as the Superfund law), the Toxic Substances Control Act, the Federal Water Pollution Control Act, and the Hazardous Materials Transportation Act. CERCLA can impose joint and several liability for cleanup and investigation costs, without regard to fault or legality of the original conduct, on current and predecessor owners and operators of a site, as well as those who generate, or arrange for the disposal of, hazardous substances. The Company does not foresee that compliance with the requirements imposed by the environmental legislation will impair its competitive capability or result in any material additional capital expenditures, operating or maintenance costs. However, stricter environmental requirements relating to the Company's business, which may be imposed in the future, could result in significant additional costs.

The risk of incurring environmental liability is inherent in the railroad industry. The Company's operations involve the use and, as part of serving the petroleum and chemicals industry, transportation of hazardous materials. The Company has a professional team available to respond and handle environmental issues that might occur in the transport of such materials. Additionally, the Company is a partner in the Responsible Care(R) environmental program and, as a result, has initiated certain additional environmental and safety practices. KCSR performs ongoing reviews and evaluations of the various environmental programs and issues within the Company's operations, and, as necessary, takes actions to limit the Company's exposure to potential liability.

In addition, the Company owns property that is, or has been, used for industrial purposes. Use of these properties may subject the Company to potentially material liabilities relating to the investigation and cleanup of contaminants, claims alleging personal injury, or property damage as the result of exposures to, or release of, hazardous substances. Although the Company is responsible for investigating and remediating contamination at several locations, based on currently available information, the Company does not expect any related liabilities, individually or collectively, to have a material impact on its results of operations, financial position or cash flows. In the event that the Company becomes subject to more stringent cleanup requirements at these sites, discovers additional contamination, or becomes subject to related personal or property damage claims, the Company could incur material costs in connection with these sites.

The Company is responsible for investigating and remediating contamination at several locations, which were formerly leased to industrial tenants. For example, in North Baton Rouge, Louisiana, the Company is solely responsible for investigating and remediating soil and groundwater contamination at two contiguous properties, which were leased to third parties in the petrochemical and drum-recycling business. The Company has sought recovery from these tenants, one of which has filed for bankruptcy. KCSR has established reserves that management believes are adequate to address the costs expected to be incurred at this site.

In Port Arthur, Texas, KCSR is responsible for investigating and remediating property formerly leased to a company that reconditioned 55-gallon drums. The Company received some recovery from this tenant to cover a portion of remedial costs. KCSR has established reserves that management believes are adequate to address additional costs expected to be incurred at this site.

In 1996, the Louisiana Department of Transportation ("LDOT") sued KCSR and a number of other defendants in Louisiana state court to recover cleanup costs incurred by LDOT while constructing Interstate Highway 49 at Shreveport, Louisiana (Louisiana Department of Transportation v. The Kansas City Southern Railway Company, et al., Case No. 417190-B in the First Judicial District Court, Caddo Parish, Louisiana). The cleanup was associated with contamination in the area of a former oil refinery site, operated by Crystal Refinery. KCSR's main line was adjacent to that site. LDOT claims that a 1966 derailment contributed to the contamination at this site. However, KCSR management believes that KCSR's liability exposure with respect to this site is limited.

In another proceeding, in 1991 the Louisiana Department of Environmental Quality named KCSR as a party in the alleged contamination of Capitol Lake in Baton Rouge, Louisiana, a portion of which sits on KCSR's property. During 1994, the list of potentially responsible parties, which includes at least one other industrial operator on the lake, was expanded to include the State of Louisiana, and the City and Parish of Baton Rouge, among others. Investigation of the site by the Louisiana Department of Environmental Quality, as well as evaluation of remedial options, is ongoing at this time. Depending on the remedial measures required, the ultimate costs to address contamination of lake sediments could be substantial. Nevertheless, studies commissioned by KCSR indicate that contaminants contained in the lake were not generated by KCSR. Management currently does not believe this matter will have a material effect on KCSR.

KCSR may be subject to potential liability in connection with a former foundry site in Alexandria, Louisiana. The property was once owned through a former subsidiary and leased to a foundry operator. The foundry operator, Ruston Foundry, ceased operations in early 1990. The site is on the CERCLA National Priorities List of contaminated sites. The United States Environmental Protection Agency has recently completed a Remedial Investigation of the site, and the remedial activities that may be required have not yet been selected. Accordingly, KCSR does not currently possess sufficient information to assess its exposure with respect to clean-up costs at this site.

The Company is presently investigating and remediating contamination associated with historical roundhouse and fueling operations at Gateway Western yards located in East St. Louis, Illinois, Venice, Illinois, Kansas City, Missouri and Mexico, Missouri. Management does not expect costs relating to these activities to materially affect the Company.

The Company has recorded liabilities with respect to various environmental issues, which represent its best estimates of remediation and restoration costs that may be required to comply with present laws and regulations. At December 31, 2001, 2000 and 1999 these recorded liabilities were not material. Although these costs cannot be predicted with certainty, management believes that the ultimate outcome of identified matters will not have a material adverse effect on the Company's consolidated results of operations, financial condition or cash flows.

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

The Company does not foresee that regulatory compliance under present statutes will impair its competitive capability or result in any material effect on its results of operations.

Inflation. Inflation has not had a significant impact on the Company's operations in the past three years. Increases in fuel prices, however, impacted our operating results in 2001 and 2000. During the two-year period ended December 31, 1999, locomotive fuel expenses represented an average of 6.9% of KCSR's total costs and expenses compared to 9.7% in

2000 and 8.8% in 2001. U.S. GAAP requires the use of historical costs. Replacement cost and related depreciation expense of the Company's property would be substantially higher than the historical costs reported. Any increase in expenses from these fixed costs, coupled with variable cost increases due to significant inflation, would be difficult to recover through price increases given the competitive environments of the Company's principal subsidiaries. See "Foreign Exchange Matters" above with respect to inflation in Mexico.


Item 7(A).        Quantitative and Qualitative Disclosures About Market Risk

The Company utilizes various financial instruments that have certain inherent market risks. Generally, these instruments have not been entered into for trading purposes. The following information, together with information included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data
- Note 11" in this Form 10-K, describe the key aspects of certain financial instruments which have market risk to the Company.


Interest Rate Sensitivity
The Company's floating-rate indebtedness totaled $397.5 million and $400 million at December 31, 2001 and 2000, respectively. The KCS Credit Facility, comprised of different tranches and types of indebtedness, accrues interest based on target interest indexes (e.g., LIBOR, federal funds rate, etc.) plus an applicable spread, as set forth in the credit agreement. Due to the high percentage of variable rate debt associated with the restructuring of the debt in 2000, the Company is currently more sensitive to fluctuations in interest rates than in recent years.

A hypothetical 100 basis points increase in each of the respective target interest indexes would result in additional interest expense of approximately $4.0 million on an annualized basis for the floating-rate instruments outstanding as of December 31, 2001. A 100 basis points increase in interest rates would have resulted in additional interest expense of approximately $2.9 million (after consideration of approximately $1.1 million reflecting the impact of interest rate caps in effect) in 2000.

Based upon the borrowing rates available to KCSI and its subsidiaries for indebtedness with similar terms and average maturities, the fair value of the Company's long-term debt was approximately $681 million at December 31, 2001 and $685 million at December 31, 2000.

The Company's objective is to manage its interest rate risk through the use of derivative instruments in accordance with the provisions of its credit facility. In 2000, the Company entered into five separate interest rate cap agreements for an aggregate notional amount of $200 million, which were designated as cash flow hedges. These interest rate cap agreements were designed to hedge the Company's exposure to movements in the London Interbank Offered Rate ("LIBOR") on which the Company's variable rate interest is calculated. $100 million of the aggregate notional amount provided a cap on the Company's LIBOR based interest rate of 7.25% plus the applicable spread, while $100 million limited the LIBOR based interest rate to 7% plus the applicable spread. By holding these interest rate cap agreements, the Company has been able to limit the risk of rising interest rates on its variable rate debt.

Three of these interest rate cap agreements expired on February 10, 2002 and the remaining two expired on March 10, 2002. As of December 31, 2001, the Company did not have any other interest rate cap agreements or interest rate hedging instruments.

KCSI adopted the provisions of SFAS 133 effective January 1, 2001. As a result of this change in the method of accounting for derivative financial instruments, the Company recorded an after-tax charge to earnings of $0.4 million in the first quarter of 2001. This charge is presented as a cumulative effect of an accounting change in the accompanying financial statements and represents the ineffective portion of the interest rate cap agreements. The Company recorded an additional $0.4 million charge during the year ended December 31, 2001 for subsequent changes in the fair value of its interest rate hedging instruments. As of December 31, 2001, the interest rate cap asset had a fair value of less than $0.1 million.

In addition, as of December 31, 2001 the Company recorded a reduction to its stockholders' equity (accumulated other comprehensive loss) of approximately $2.9 million for its portion of the amount recorded by Southern Capital for the adjustment to the fair value of its interest rate swap transactions. The Company also reduced its investment in Southern Capital by the same amount.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments - Implementation of Derivative Standard" and "Other - Financial Instruments and Purchase Commitments."


Commodity Price Sensitivity
Fuel expense is a significant component of the Company's operating expenses. Fuel costs are affected by (i) traffic levels, (ii) efficiency of operations and equipment, and (iii) fuel market conditions. Controlling fuel expenses is a top priority of management. As a result, from time to time, the Company will enter into transactions to hedge against fluctuations in the price of its diesel fuel purchases to protect the Company's operating results against adverse fluctuations in fuel prices. KCSR enters into forward diesel fuel purchase commitments and commodity swap transactions (fuel swaps or caps) as a means of fixing future fuel prices. Forward purchase commitments are used to secure fuel volumes at competitive prices. These contracts normally require the Company to purchase defined quantities of diesel fuel at prices established at the origination of the contract. Commodity swap or cap transactions are accounted for as hedges under SFAS 133 and are typically based on the price of heating oil #2, which the Company believes to produce a high correlation to the price of diesel fuel. These transactions are generally settled monthly in cash with the counterparty. Positions are monitored to ensure that they will not exceed actual fuel requirements in any period.

At December 31, 1998, the Company had purchase commitments and fuel swap transactions for approximately 32% and 16%, respectively, of expected 1999 diesel fuel usage. In 1999, KCSR saved approximately $0.6 million as a result of these purchase commitments while the fuel swap transactions resulted in higher fuel expense of approximately $1 million. At December 31, 1999, the Company had entered into two diesel fuel cap transactions for a total of six million gallons (approximately 10% of expected 2000 usage) at a cap price of $0.60 per gallon. The contract prices for these diesel fuel cap transactions did not include taxes, transportation costs or other incremental fuel handling costs. These diesel fuel cap instruments expired on March 31, 2000 and June 30, 2000 and the Company received approximately $0.8 million during 2000 related to these transactions and recorded the proceeds as a reduction of diesel fuel expenses. At December 31, 1999, the Company did not have any outstanding purchase commitments for 2000. At December 31, 2000, KCSR had purchase commitments for approximately 12.6% of budgeted gallons of fuel for 2001, which resulted in higher fuel expense of approximately $0.4 million in 2001. There were no fuel swap or cap transactions outstanding at December 31, 2000. At December 31, 2001, KCSR had purchase commitments for approximately 39% of its budgeted gallons of fuel for 2002. On January 14, 2002, KCSR entered into an additional fuel purchase commitment. As a result, KCSR currently has purchase commitments for approximately 49% of its budgeted gallons of fuel for 2002 at an average price per gallon of $0.66. There are currently no diesel fuel cap or swap transactions outstanding. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Instruments and Purchase Commitments."

The excess of payments to be made related to the diesel fuel purchase commitments over current market prices for diesel fuel purchase commitments approximated $2.6 million at December 31, 2001. The excess of current market prices for diesel fuel purchase commitments over the payments to be made under such commitments approximated $1.1 million at December 31, 2000.

At December 31, 2001, the Company held fuel inventories for use in normal operations. These inventories were not material to the Company's overall financial position. With the exception of the 49% of fuel currently under forward purchase commitments for 2002, fuel costs are expected to mirror market conditions in 2002.

Foreign Exchange Sensitivity
The Company owns a 36.9% interest in Grupo TFM, incorporated in Mexico. In connection with this investment, matters arise with respect to financial accounting and reporting for foreign currency transactions and for translating foreign currency financial statements into U.S. dollars. Therefore, the Company has exposure to fluctuations in the value of the Mexican peso. While not currently utilizing foreign currency instruments to hedge the Company's U.S. dollar investment in Grupo TFM, the Company continues to evaluate existing alternatives as market conditions and exchange rates fluctuate.

Item 8.           Financial Statements and Supplementary Data

Index to Financial Statements
                                                                           Page
                                                                           ----
Management Report on Responsibility for Financial Reporting..............   60

Financial Statements:

     Reports of Independent Accountants..................................   61
     Consolidated Statements of Income
       for the three years ended December 31, 2001.......................   62
     Consolidated Balance Sheets at December 31, 2001,
       2000 and 1999.....................................................   63
     Consolidated Statements of Cash Flows for the three
       years ended December 31, 2001.....................................   64
     Consolidated Statements of Changes in Stockholders'
       Equity for the three years ended December 31, 2001................   65
     Notes to Consolidated Financial Statements..........................   66

Financial Statement Schedules:

     All schedules are omitted because they are not applicable, are insignificant or the required information is shown in the consolidated financial statements or notes thereto.

     The consolidated financial statements of Grupo TFM as of December 31, 2001 and for each of the three years in the period ended December 31, 2001 are attached to this Form 10-K as Exhibit 99.1.

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

The Company's financial statements as of and for the year ended December 31, 2001 have been audited by our independent accountants, KPMG LLP. The Company's financial statements as of and for the years ended December 31, 2000 and 1999 were audited by our previous independent accountants, PricewaterhouseCoopers LLP. Management has made available to the independent accountants all of the Company's financial records and related data, as well as the minutes of shareholders' and directors' meetings. Furthermore, management believes that all representations made to its independent accountants during their audits were valid and appropriate.

The Company has a formalized system of internal accounting controls designed to provide reasonable assurance that assets are safeguarded and that its financial records are reliable. Management monitors the system for compliance, and the Company's internal auditors review and evaluate both internal accounting and operating controls and recommend possible improvements thereto. In addition, as part of their audit of the consolidated financial statements, the independent accountants, review and test the internal accounting controls on a selective basis to establish the extent of their reliance thereon in determining the nature, extent and timing of audit tests to be applied. The internal audit staff coordinates with the independent accountants on the annual audit of the Company's financial statements.

The Board of Directors pursues its oversight role in the area of financial reporting and internal accounting control through its Audit Committee. This committee, composed solely of qualified non-management directors, meets regularly with the respective independent accountants, management and internal auditors to monitor the proper discharge of responsibilities relative to internal accounting controls and to evaluate the quality of external financial reporting. Both the independent accountants and internal auditors have full and free access to this committee.


/s/ Michael R. Haverty
------------------------------------------------
Michael R. Haverty
Chairman, President & Chief Executive Officer


/s/ Robert H. Berry
------------------------------------------------
Robert H. Berry
Senior Vice President & Chief Financial Officer

Report of Independent Accountants


To the Board of Directors and Stockholders of Kansas City Southern Industries, Inc.

We have audited the accompanying consolidated balance sheet of Kansas City Southern Industries, Inc. and subsidiaries as of December 31, 2001, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. (Grupo TFM), a 36.9% owned investee company. The Company's investment in Grupo TFM at December 31, 2001 was $334.4 million and its equity in earnings of Grupo TFM was $28.5 million for the year 2001. The financial statements of Grupo TFM were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Grupo TFM, is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kansas City Southern Industries, Inc. and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



/s/KPMG LLP


KPMG LLP
Kansas City, Missouri
March 28, 2002


Report of Independent Accountants


To the Board of Directors and Stockholders of Kansas City Southern Industries, Inc.

In our opinion, the accompanying consolidated balance sheets as of December 31, 2000 and 1999 and the related consolidated statements of income, of changes in stockholders' equity and of cash flows for each of the two years in the period ended December 31, 2000 present fairly, in all material respects, the financial position of Kansas City Southern Industries, Inc. and its subsidiaries at December 31, 2000 and 1999 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Kansas City, Missouri
March 22, 2001

                      KANSAS CITY SOUTHERN INDUSTRIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                             Years Ended December 31
                  Dollars in Millions, Except per Share Amounts

                                                                    2001         2000           1999
                                                                ----------    ----------    ----------
Revenues                                                        $    577.3    $    572.2    $    601.4
Costs and expenses
     Salaries, wages and benefits                                    192.9         197.8         206.0
     Depreciation and amortization                                    58.0          56.1          56.9
     Purchased services                                               57.0          54.8          58.9
     Operating leases                                                 50.9          51.7          46.3
     Fuel                                                             43.9          48.1          34.2
     Casualties and insurance                                         42.1          34.9          30.8
     Car hire                                                         19.8          14.8          22.4
     Other                                                            57.3          56.2          81.8
                                                                ----------    ----------    ----------
Total costs and expenses                                             521.9         514.4         537.3
                                                                ----------    ----------    ----------
Operating income                                                      55.4          57.8          64.1
Equity in net earnings (losses) of unconsolidated affiliates:
     Grupo TFM                                                        28.5          21.6           1.5
     Other                                                            (1.4)          2.2           3.7
Interest expense                                                     (52.8)        (65.8)        (57.4)
Other, net                                                             4.2           6.0           5.3
                                                                ----------    ----------    ----------
Income from continuing operations before income taxes                 33.9          21.8          17.2
Income tax provision (benefit) (Note 8)                                2.8          (3.6)          7.0
                                                                ----------    ----------    ----------
Income from continuing operations                                     31.1          25.4          10.2
Income from discontinued operations, (net of income
  taxes of $0.0, $233.3 and $216.1, respectively)                       --         363.8         313.1
                                                                ----------    ----------    ----------
Income before extraordinary item and cumulative effect
     of accounting change                                             31.1         389.2         323.3
Extraordinary item, net of income taxes
               Debt retirement costs - KCSI                             --          (7.0)           --
               Debt retirement costs - Grupo TFM                        --          (1.7)           --
Cumulative effect of accounting change                                (0.4)           --            --
                                                                ----------    ----------    ----------
Net  income                                                     $     30.7    $    380.5    $    323.3
                                                                ==========    ==========    ==========

Per Share Data (Note 2):
Basic earnings per share:
  Continuing operations                                         $     0.53    $     0.44    $     0.18
  Discontinued operations                                               --          6.42          5.68
                                                                ----------    ----------    ----------
Basic earnings per share before extraordinary item
  and cumulative effect of accounting change                          0.53          6.86          5.86
   Extraordinary item                                                   --          (.15)           --

   Cumulative effect of accounting change                            (0.01)           --            --
                                                                ----------    ----------    ----------
      Total                                                     $     0.52    $     6.71    $     5.86
                                                                ==========    ==========    ==========
Diluted earnings per share:
  Continuing operations                                         $     0.51    $     0.43    $     0.17
  Discontinued operations                                               --          6.14          5.40
                                                                ----------    ----------    ----------
Diluted earnings per share before extraordinary item
  and cumulative effect of accounting change                          0.51          6.57          5.57
   Extraordinary item                                                   --          (.15)           --
   Cumulative effect of accounting change                            (0.01)           --            --
                                                                ----------    ----------    ----------
      Total                                                     $     0.50    $     6.42    $     5.57
                                                                ==========    ==========    ==========

Weighted average common shares outstanding (in thousands):
     Basic                                                          58,598        56,650        55,142
     Dilutive potential common shares                                2,386         1,740         1,883
                                                                ----------    ----------    ----------
     Diluted                                                        60,984        58,390        57,025
                                                                ==========    ==========    ==========
Dividends per share
     Preferred                                                  $     1.00    $     1.00    $     1.00
     Common                                                     $       --    $       --    $      .32

           See accompanying notes to consolidated financial statements

                                   KANSAS CITY
                            SOUTHERN INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 at December 31
                  Dollars in Millions, Except per Share Amounts

                                                         2001        2000        1999
                                                       --------    --------   --------
ASSETS

Current Assets:
     Cash and equivalents                              $   24.7    $   21.5   $   11.9
     Accounts receivable, net (Note 6)                    130.0       135.0      132.2
     Inventories                                           27.9        34.0       40.5
     Other current assets (Note 6)                         71.8        25.9       23.9
                                                       --------    --------   --------
         Total current assets                             254.4       216.4      208.5

Investments held for operating purposes (Notes 3, 5)      386.8       358.2      337.1

Properties, net (Note 6)                                1,327.4     1,327.8    1,277.4

Intangibles and Other Assets, net                          42.3        42.1       34.4

Net Assets of Discontinued Operations (Note 3)               --          --      814.6
                                                       --------    --------   --------
     Total assets                                      $2,010.9    $1,944.5   $2,672.0
                                                       ========    ========   ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Debt due within one year (Note 7)                 $   46.7    $   36.2   $   10.9
     Accounts and wages payable                            50.4        52.9       74.8
     Accrued liabilities (Note 6)                         160.4       159.9      168.5
                                                       --------    --------   --------
         Total current liabilities                        257.5       249.0      254.2
                                                       --------    --------   --------
Other Liabilities:
     Long-term debt (Note 7)                              611.7       638.4      750.0
     Deferred income taxes (Note 8)                       370.2       332.2      297.4
     Other deferred credits                                91.2        81.5       87.3
     Commitments and contingencies
       (Notes 3, 7, 8, 11, 12)
                                                       --------    --------   --------
         Total other liabilities                        1,073.1     1,052.1    1,134.7
                                                       --------    --------   --------

Stockholders' Equity (Notes 2, 3, 4, 7, 9):
     $25 par, 4% noncumulative, Preferred stock             6.1         6.1        6.1
     $.01 par, Common stock                                 0.6         0.6        1.1
     Retained earnings                                    676.5       636.7    1,167.0
     Accumulated other comprehensive income (loss)         (2.9)         --      108.9
                                                       --------    --------   --------
         Total stockholders' equity                       680.3       643.4    1,283.1
                                                       --------    --------   --------
     Total liabilities and stockholders' equity        $2,010.9    $1,944.5   $2,672.0
                                                       ========    ========   ========

           See accompanying notes to consolidated financial statements

                      KANSAS CITY SOUTHERN INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Years Ended December 31
                               Dollars in Millions

                                                      2001     2000      1999
                                                    -------  --------  --------
CASH FLOWS PROVIDED BY (USED FOR):
Operating Activities:
Net income                                          $  30.7  $  380.5  $  323.3
Adjustments to net income:
     Income from discontinued operations                 --    (363.8)   (313.1)
     Depreciation and amortization                     58.0      56.1      56.9
     Deferred income taxes                             30.4      23.1       9.8
     Equity in undistributed earnings of
       unconsolidated affiliates                      (27.1)    (23.8)     (5.2)
     Distributions from unconsolidated affiliates       3.0       5.0        --
     Transfer from Stilwell Financial Inc.               --        --      56.6
     Gain on sale of assets                            (5.8)     (3.4)     (0.6)
Tax benefit associated with exercised
     stock options                                      5.6       9.3       6.4
Extraordinary item, net of tax                           --       7.5        --
Changes in working capital items:
     Accounts receivable                                4.0      (2.8)     (0.4)
     Inventories                                        6.1       6.5       6.5
     Other current assets                             (19.3)      4.2      (2.1)
     Accounts and wages payable                        (5.1)    (15.7)      4.5
     Accrued liabilities                              (19.0)     (6.5)     41.2
Other, net                                             14.6       1.0      (5.8)
                                                    -------  --------  --------
     Net                                               76.1      77.2     178.0
                                                    -------  --------  --------

Investing Activities:
Property acquisitions                                 (66.0)   (104.5)   (106.2)
Proceeds from disposal of property                     18.1       5.5       2.8
Investments in and loans to affiliates                 (8.2)     (4.2)     12.7
Other, net                                              0.4       1.4      (6.5)
                                                    -------  --------  --------
     Net                                              (55.7)   (101.8)    (97.2)
                                                    -------  --------  --------

Financing Activities:
Proceeds from issuance of long-term debt               35.0   1,052.0      21.8
Repayment of long-term debt                           (51.3) (1,015.4)    (97.5)
Debt issue costs                                       (0.4)    (17.6)     (4.2)
Proceeds from stock plans                               8.9      17.9      37.0
Stock repurchased                                        --        --     (24.6)
Cash dividends paid                                    (0.2)     (4.8)    (17.6)
Other, net                                             (9.2)      2.1      10.6
                                                    -------  --------  --------
     Net                                              (17.2)     34.2     (74.5)
                                                    -------  --------  --------

Cash and Equivalents:
Net increase                                            3.2       9.6       6.3
At beginning of year                                   21.5      11.9       5.6
                                                    -------  --------  --------
At end of year (Note 4)                             $  24.7  $   21.5  $   11.9
                                                    =======  ========  ========



          See accompanying notes to consolidated financial statements.

                      KANSAS CITY SOUTHERN INDUSTRIES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Dollars in Millions, Except per Share Amounts


                                                                                Accumulated
                                            $25 Par     $.01 Par                   other
                                           Preferred     Common     Retained   comprehensive
                                             stock        stock     earnings    income (loss)    Total
                                          ----------  ----------  ----------  --------------  ----------
Balance at December 31, 1998               $      6.1  $      1.1  $    849.1  $         74.9  $    931.2
Comprehensive income:
  Net income                                                            323.3
  Net unrealized gain on
   investments                                                                           39.3
     Less: Reclassification
      adjustment for gains
      included in net income                                                             (4.4)
  Foreign currency translation
   adjustment                                                                            (0.9)
Comprehensive income                                                                                357.3
Dividends                                                               (17.9)                      (17.9)
Stock repurchased                                                       (24.6)                      (24.6)
Options exercised and stock subscribed                                   37.1                        37.1
                                           ----------  ----------  ----------  --------------  ----------
Balance at  December 31, 1999                     6.1         1.1     1,167.0           108.9     1,283.1
Comprehensive income:
  Net income                                                            380.5
  Net unrealized gain on
   investments                                                                            5.9
     Less: Reclassification
      adjustment for gains
      included in net income                                                             (1.1)
  Foreign currency translation
   adjustment                                                                            (2.6)
Comprehensive income                                                                                382.7
Spin-off of Stilwell Financial Inc.                                    (954.1)         (111.1)   (1,065.2)
1-for-2 reverse stock split                                  (0.5)        0.5
Dividends                                                                (0.2)                       (0.2)
Stock plan shares issued from treasury                                    6.3                         6.3
Options exercised and stock subscribed                                   36.7                        36.7
                                           ----------  ----------  ----------  --------------  ----------
Balance at  December 31, 2000                     6.1         0.6       636.7            --         643.4
Comprehensive income:
  Net income                                                             30.7
  Cumulative effect of accounting change                                                 (0.9)
  Change in fair market value of cash
   flow hedge of unconsolidated affiliate                                                (2.0)
Comprehensive income                                                                                 27.8
Dividends                                                                (0.2)                       (0.2)
Options exercised and stock subscribed                                    9.3                         9.3
                                           ----------  ----------  ----------  --------------  ----------
Balance at  December 31, 2001              $      6.1  $      0.6  $    676.5  $         (2.9) $    680.3
                                           ==========  ==========  ==========  ==============  ==========





          See accompanying notes to consolidated financial statements.

                      KANSAS CITY SOUTHERN INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of the Business
-----------------------------------

Kansas City Southern Industries, Inc. ("Company" or "KCSI"), a Delaware Corporation organized in 1962, is a holding company with principal operations in rail transportation. On July 12, 2000 KCSI completed its spin-off of Stilwell Financial Inc. ("Stilwell" - a former wholly-owned financial services subsidiary) through a special dividend of Stilwell common stock distributed to KCSI common stockholders of record on June 28, 2000 ("Spin-off"). See Note 3. KCSI's principal subsidiaries and affiliates, which following the Spin-off, are reported under one business segment, include the following:

..    The Kansas City Southern Railway Company ("KCSR"), a wholly-owned subsidiary of KCSI;

..    Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. ("Grupo TFM"), a
     36.9% owned unconsolidated affiliate of KCSR. Grupo TFM owns 80% of the common stock of TFM, S.A. de C.V. ("TFM");

..    Mexrail, Inc. ("Mexrail"), a 49% owned unconsolidated affiliate of KCSR.
     Mexrail wholly owns The Texas-Mexican Railway Company ("Tex Mex");

..    Southern Capital Corporation, LLC ("Southern Capital"), a 50% owned unconsolidated affiliate of KCSR that leases locomotive and rail equipment primarily to KCSR;

..    Panama Canal Railway Company ("PCRC"), an unconsolidated affiliate of which
     KCSR indirectly owns 50% of the common stock. PCRC wholly-owns Panarail Tourism Company ("Panarail").

KCSI, along with its principal subsidiaries and joint ventures, owns and operates a rail network that links key commercial and industrial markets in the United States and Mexico. The Company also has a strategic alliance with the Canadian National Railway Company ("CN") and Illinois Central Corporation ("IC") (collectively "CN/IC") and other marketing agreements, which provide the ability for the Company to expand its geographic reach.

KCSI's rail network connects shippers in the midwestern and eastern regions of the United States, including shippers utilizing Chicago, Illinois and Kansas City, Missouri--the two largest rail centers in the United States--with the largest industrial centers of Canada and Mexico, including Toronto, Edmonton, Mexico City and Monterrey. KCSI's rail system, through its core network, strategic alliances and marketing agreements, interconnects with all Class I railroads in North America.

KCSR, which owns and operates one of eight Class I railroad systems in the United States, is comprised of approximately 3,100 miles of main and branch lines and approximately 1,340 miles of other tracks in a ten-state region that includes Missouri, Kansas, Arkansas, Oklahoma, Mississippi, Alabama, Tennessee, Louisiana, Texas and Illinois. KCSR, which traces its origins to 1887, offers the shortest north/south rail route between Kansas City and several key ports along the Gulf of Mexico in Louisiana, Mississippi and Texas. Additionally, KCSR, in conjunction with the Norfolk Southern Corporation ("Norfolk Southern"), operates the most direct rail route (referred to as the "Meridian Speedway"), between the Atlanta, Georgia and Dallas, Texas rail gateways, for rail traffic moving between the southeast and southwest regions of the United States. The "Meridian Speedway" also provides eastern shippers and other U.S. and Canadian railroads with an efficient connection to Mexican markets. KCSR's rail route also serves the east/west route linking Kansas City with East St. Louis and Springfield, Illinois. Further, KCSR has limited haulage rights between Springfield and Chicago that allow for shipments that originate or terminate on the former Gateway Western's rail lines. These lines also provide access to East St. Louis and allows rail traffic to avoid the more congested and costly St. Louis, Missouri terminal. KCSR's geographic reach enables service to a customer base that includes, among others, electric generating utilities, which use coal, and a wide range of companies in the chemical and petroleum, agricultural and mineral, paper and forest, and automotive and intermodal markets.

Southwestern Electric Power Company ("SWEPCO"), which is a subsidiary of American Electric Power, Inc. ("AEP"), is the Company's only customer which accounted for more than 10% of revenues during the years ended December 31, 2001, 2000 and 1999, respectively. Revenues related to SWEPCO during these periods were $75.9, $67.2, and $75.9 million, respectively.

The Company's rail network links directly to major trading centers in Mexico, through our unconsolidated affiliates TFM and Tex Mex. The Company owns a 36.9% interest in Grupo TFM, which owns 80% of TFM. TFM operates a railroad of approximately 2,650 miles of main and branch lines running from the U.S./Mexican border at Laredo, Texas to Mexico City and serves most of Mexico's principal industrial cities and three of its four major shipping ports. Our principal international gateway is at Laredo where more than 50% of all rail and truck traffic between the United States and Mexico crosses the border. The Company also owns a 49% interest in Mexrail, which owns Tex Mex. Tex Mex operates approximately 160 miles of main and branch lines between Laredo and the port city of Corpus Christi, Texas. In addition, Mexrail owns the northern half of the rail-bridge at Laredo, which spans the Rio Grande River into Mexico. TFM owns and operates the southern half of the bridge. See Note 15 for discussion of subsequent events with respect to Grupo TFM and Mexrail.


Note 2. Significant Accounting Policies
---------------------------------------

Basis of Presentation. Use of the term "Company" as described in these Notes to Consolidated Financial Statements means Kansas City Southern Industries, Inc. and all of its consolidated subsidiaries and unconsolidated affiliates. Significant accounting and reporting policies are described below. Certain prior year amounts have been reclassified to conform to the current year presentation.

As a result of the Spin-off, the accompanying consolidated financial statements for each of the applicable periods presented reflect the financial position, results of operations and cash flows of Stilwell as discontinued operations.

Use of Estimates. The accounting and financial reporting policies of the Company conform with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management reviews its estimates, including those related to the recoverability and useful lives of assets as well as liabilities for litigation, environmental remediation, casualty claims, income taxes and postretirement benefits. Changes in facts and circumstances may result in revised estimates. Actual results could differ from those estimates.

Principles of Consolidation. The accompanying consolidated financial statements are presented using the accrual basis of accounting and include the Company and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

Inventories. Materials and supplies inventories are valued at the lower of average cost or market.

Properties and Depreciation. Properties are stated at cost. Additions and renewals, including those on leased assets that increase the life of the asset or utility and constitute a unit of property are capitalized and all properties are depreciated over the estimated remaining life or leased life of such assets, whichever is shorter. Ordinary maintenance and repairs are charged to expense as incurred.

The cost of transportation equipment and road property normally retired, less salvage value, is charged to accumulated depreciation. The cost of industrial and other property retired, and the cost of transportation property abnormally retired, together with accumulated depreciation thereon, are eliminated from the property accounts and the related gains or losses are reflected in net income. Gains or losses recognized on the sale or disposal of operating properties that were reflected in operating income were $5.8, $3.4 and ($5.0) million in 2001, 2000 and 1999, respectively. Gains or losses recognized on the sale of non-operating properties reflected in other, net were not significant in 2001, 2000 and 1999, respectively.

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

Long-lived assets. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the Company periodically evaluates the recoverability of its operating properties. The measurement of possible impairment is based primarily on the ability to recover the carrying value of the asset from expected future operating cash flows of the assets on a discounted basis. See "New Accounting Pronouncements" below.

Intangibles. Intangibles principally represent the excess of cost over the fair value of net underlying assets of acquired companies using purchase accounting and are amortized using the straight-line method (principally over 40 years). On a periodic basis, the Company reviews the recoverability of goodwill and other intangibles by comparing the related carrying value to its fair value. See "New Accounting Pronouncements" below.

Casualty Claims. Casualty claims in excess of self-insurance levels are insured up to certain coverage amounts, depending on the type of claim. The Company's process for establishing its liability reserves is based on an actuarial study by an independent third party actuary. It is based on claims filed and an estimate of claims incurred but not yet reported. While the ultimate amount of claims incurred is dependent on various factors, it is management's opinion that the recorded liability is adequate to provide for the payment of future claims. Adjustments to the liability will be reflected as operating expenses in the period in which the adjustments are known.

Computer Software Costs. Costs incurred in conjunction with the purchase or development of computer software for internal use are accounted for in accordance with American Institute of Certified Public Accountant's Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which was adopted by the Company in 1998. Costs incurred in the preliminary project stage, as well as training and maintenance costs, are expensed as incurred. Direct and indirect costs associated with the application development stage of internal use software are capitalized until such time that the software is substantially complete and ready for its intended use. Capitalized costs are amortized on a straight line basis over the useful life of the software. As of December 31, 2001, approximately $55 million has been capitalized (including approximately $4.2 million of interest costs capitalized in 2001) for a management control system ("MCS"), which is expected to be implemented in mid-2002.

Derivative Financial Instruments. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 was amended by Statement of Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133." SFAS 133 requires that derivatives be recorded on the balance sheet as either assets or liabilities measured at fair value. Changes in the fair value of derivatives are recorded either through current earnings or as other comprehensive income, depending on the type of hedge transaction. For fair value hedge transactions (changes in the fair value of an asset, liability or an unrecognized firm commitment are hedged), changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash flow hedge transactions (the variability of cash flows related to a variable rate asset, liability or a forecasted transaction are hedged), changes in the fair value of the derivative instrument will be reported in other comprehensive income to the extent it offsets changes in cash flows related to the variable rate asset, liability or forecasted transaction, with the difference reported in current earnings. Gains and losses on the derivative instrument reported in other comprehensive income will be reclassified into earnings in the periods in which earnings are impacted by the variability of the cash flow of the hedged item. The ineffective portion of all hedge transactions will be recognized in current period earnings.

The Company does not engage in the trading of derivatives. The Company's objective is to manage its interest rate risk through the use of derivative instruments in accordance with the provisions of its senior secured credit facility. At December 31, 2001, the Company had five separate interest rate cap agreements for an aggregate notional amount of $200 million, which were designated as cash flow hedges. These interest rate cap agreements were designed to hedge the Company's exposure to movements in the London Interbank Offered Rate ("LIBOR") on which the Company's variable rate interest is calculated. $100 million of the aggregate notional amount provided a cap on the Company's LIBOR based interest rate of 7.25% plus the applicable spread, while $100 million limited the LIBOR based interest rate to 7% plus the applicable spread. By holding these interest rate cap agreements, the Company has been able to limit the risk of rising interest rates on its variable rate debt. Three of these interest rate cap agreements expired on February 10, 2002 and the remaining two expired on March 10, 2002. As of December 31, 2001, the Company did not have any other interest rate cap agreements or interest rate hedging instruments.

KCSI adopted the provisions of SFAS 133 effective January 1, 2001. As a result of this change in the method of accounting for derivative financial instruments, the Company recorded an after-tax charge to earnings of $0.4 million in the first quarter of 2001. This charge is presented as a cumulative effect of an accounting change in the accompanying financial statements and represents the ineffective portion of the interest rate cap agreements. The Company recorded an additional $0.4 million charge during the year ended December 31, 2001 for subsequent changes in the fair value of its interest rate hedging instruments. As of December 31, 2001, the interest rate cap asset had a fair value of less than $0.1 million.

In addition, as of December 31, 2001 the Company recorded a reduction to its stockholders' equity (accumulated other comprehensive loss) of approximately $2.9 million for its portion of the amount recorded by Southern Capital for the adjustment to the fair value of its interest rate swap transactions. The Company also reduced its investment in Southern Capital by the same amount.

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

The carrying value of the Company's cash equivalents approximate their fair values due to their short-term nature. Carrying value approximates fair value for all financial instruments with six months or less to re-pricing or maturity and for financial instruments with variable interest rates. The Company approximates the fair value of long-term debt based upon borrowing rates available at the reporting date for indebtedness with similar terms and average maturities. Based upon the borrowing rates currently available to the Company and its subsidiaries for indebtedness with similar terms and average maturities, the fair value of long-term debt was approximately $681, $685, and $766 million at December 31, 2001, 2000 and 1999, respectively.

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

Grupo TFM provides deferred income taxes for the difference between the financial reporting and income tax bases of its assets and liabilities. The Company records its proportionate share of these income taxes through our equity in Grupo TFM's earnings. As of December 31, 2001, the Company had not provided deferred income taxes for the temporary difference between the financial reporting basis and income tax basis of its investment in Grupo TFM because Grupo TFM is a foreign corporate joint venture that is considered permanent in duration, and the Company does not expect the reversal of the temporary difference to occur in the foreseeable future.

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

The FASB issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") in October 1995. This statement allows companies to continue under the approach set forth in Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"), for recognizing stock-based compensation expense in the financial statements, but encourages companies to adopt the fair value method of accounting for employee stock options. The Company has elected to retain its accounting approach under APB 25, and has presented the applicable pro forma disclosures in Note 9 to the consolidated financial statements pursuant to the requirements of SFAS 123.

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

The effect of stock options issued to employees represent the only difference between the weighted average shares used for the basic earnings per share computation compared to the diluted earnings per share computation. The following is a reconciliation from the weighted average shares used for the basic earnings per share computation and the diluted earnings per share computation for the years ended December 31, 2001, 2000 and 1999, respectively (in thousands):

                                                   2001        2000        1999
                                                  ------      ------      ------
Basic shares                                      58,598      56,650      55,142
Effect of Dilution:
     Stock Options                                 2,386       1,740       1,883
                                                  ------      ------      ------
Diluted Shares                                    60,984      58,390      57,025
                                                  ======      ======      ======
Excluded from Diluted Computation*                    97          18          44
                                                  ------      ------      ------

* Excluded from the applicable periods diluted earnings per share computation because the exercise prices were greater than the average market price of the common shares.

The only adjustments that currently affect the numerator of the Company's diluted earnings per share computation include preferred dividends and potentially dilutive securities at certain subsidiaries and affiliates. Adjustments related to potentially dilutive securities totaled $5.4 and $4.8 million for the years ended December 31, 2000 and 1999, respectively. These adjustments relate to securities at certain Stilwell subsidiaries and affiliates and affect the diluted earnings per share from discontinued operations computation in the applicable periods presented. Preferred dividends are the only adjustments that affect the numerator of the diluted earnings per share from continuing operations computation. Adjustments related to preferred dividends were not material for the periods presented.

Stockholders' Equity. Information regarding the Company's capital stock at December 31, 2001, 2000 and 1999 follows:

                                                          Shares         Shares
                                                        Authorized       Issued
                                                        ----------   -----------
$25 Par, 4% noncumulative, Preferred stock                 840,000       649,736
$1 Par, Preferred stock                                  2,000,000          None
$1 Par, Series A, Preferred stock                          150,000          None
$1 Par, Series B convertible, Preferred stock            1,000,000          None
$.01 Par, Common stock                                 400,000,000    73,369,116

The Company's stockholders approved a one-for-two reverse stock split at a special stockholders' meeting held on July 15, 1998. On July 12, 2000, KCSI completed the reverse stock split whereby every two shares of KCSI common stock were converted into one share of KCSI common stock. All share and per share data reflect this split.

Shares outstanding are as follows at December 31, (in thousands):

                                                       2001      2000      1999
                                                      ------    ------    ------
$25 Par, 4% noncumulative, Preferred stock               242       242       242
$.01 Par, Common stock                                59,243    58,140    55,287

Comprehensive Income. In 2001, the Company's other comprehensive income (loss) consists of its proportionate share of the amount recorded by Southern Capital for the adjustment to the fair value of its interest rate swap transactions. In 2000 and 1999, the Company's other comprehensive income consists primarily of its proportionate share of unrealized gains and losses relating to investments held by certain subsidiaries and affiliates of Stilwell (discontinued operations) as "available for sale" securities as defined by Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). The Company recorded its proportionate share of any unrealized gains or losses related to these investments, net of deferred income taxes, in stockholders' equity as accumulated other comprehensive income. The unrealized gain related to these investments increased $5.9 million and

$39.3 million, net of deferred taxes, for the years ended December 31, 2000 and 1999, respectively. Subsequent to the Spin-off the Company does not expect to hold investments that are accounted for as "available for sale" securities.

Postretirement benefits. The Company provides certain medical, life and other postretirement benefits to certain retirees. The costs of such benefits are expensed over the estimated period of employment.

Environmental liabilities. The Company records liabilities for remediation and restoration costs related to past activities when the Company's obligation is probable and the costs can be reasonably estimated. Costs of ongoing compliance activities to current operations are expensed as incurred. As of December 31, 2001, 2000 and 1999, liabilities for environmental remediation were not material.

New Accounting Pronouncements. In July 2001, the FASB issued Statement No. 141, "Business Combinations" ("SFAS 141") and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 is effective for any business combination initiated after June 30, 2001 and requires purchase method accounting. Under SFAS 142, goodwill with an indefinite life will no longer be amortized; however, both goodwill and other intangible assets will be subject to annual impairment testing. SFAS 142 is effective for fiscal years beginning after December 31, 2001. In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 is effective for fiscal years beginning after June 15, 2002. Under SFAS 143, the fair value of a liability for an asset retirement obligation must be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. In October 2001, the FASB issued Statement No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). Under SFAS 144, an impairment loss is recognized if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows. The impairment loss is equal to the difference between the carrying amount and fair value of the asset.


Note 3. Acquisitions and Dispositions
-------------------------------------

Spin-off of Stilwell. On July 12, 2000, KCSI completed the Spin-off, which was approved by KCSI's Board of Directors on June 14, 2000. Each KCSI stockholder received two shares of the common stock of Stilwell for every one share of KCSI common stock owned on the record date. The total number of Stilwell shares distributed was 222,999,786. Under tax rulings received from the Internal Revenue Service ("IRS"), the Spin-off qualifies as a tax-free distribution under
Section 355 of the Internal Revenue Code of 1986, as amended. Also on July 12, 2000, KCSI completed a reverse stock split whereby every two shares of KCSI common stock were converted into one share of KCSI common stock. The Company's stockholders approved a one-for-two reverse stock split in 1998 in contemplation of the Spin-off. The total number of KCSI shares outstanding immediately following this reverse split was 55,749,947. In preparation for the Spin-off, the Company re-capitalized its debt structure on January 11, 2000 as described in Note 7.

As a result of the Spin-off, the accompanying consolidated financial statements for the year ended December 31, 2000 reflect the results of operations and cash flows of Stilwell as discontinued operations through the date of the Spin-off (July 12, 2000). Effective with the Spin-off, the net assets of Stilwell were removed from the consolidated balance sheet. The accompanying consolidated financial statements as of December 31, 1999 and for the year ended December 31, 1999 reflect the financial position, results of operations and cash flows of Stilwell as discontinued operations.

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

Summarized financial information of the discontinued Stilwell businesses is as follows (in millions):

                                                              December 31,
                                                                  1999
                                                              ----------
Current assets                                                $    525.0
Total assets                                                     1,231.5
Current liabilities                                                162.5
Total liabilities                                                  359.6
Minority interest                                                   57.3
Net assets of discontinued operations                              814.6


                                                    1/1/00-    Year ended
                                                    7/12/00    12/31/1999
                                                  ----------   ----------
Revenues                                          $  1,187.9   $  1,212.3
Operating expenses                                     646.2        694.0
                                                  ----------   ----------
Operating income                                       541.7        518.3
Equity in earnings of unconsolidated affiliates         37.0         46.7
Reduction in ownership of DST                           --           --
Gain on litigation settlement                           44.2         --
Gain on sale of Janus common stock                      15.1         --
Interest expense and other, net                         18.6         21.5
                                                  ----------   ----------
Pretax income                                          656.6        586.5
Income tax provision                                   233.3        216.1
Minority interest in consolidated earnings              59.5         57.3
                                                  ----------   ----------
Income from discontinued
    operations, net of income taxes               $    363.8   $    313.1
                                                  ==========   ==========

The following discusses certain agreements between KCSI and certain Janus stockholders. Subsequent to the Spin-off, these agreements and related provisions apply to Stilwell through assignment or through the agreement of Stilwell to meet KCSI's obligations under the agreements.

A stock purchase agreement with Thomas H. Bailey, the Chairman, President and Chief Executive Officer of Janus Capital Corporation ("Janus"), and another Janus stockholder (the "Janus Stock Purchase Agreement") and certain restriction agreements with other Janus minority stockholders contain, among other provisions, mandatory put rights. The Janus Stock Purchase Agreement, and certain stock purchase agreements and restriction agreements with other minority stockholders also contain provisions whereby upon the occurrence of a Change in Ownership of KCSI or Stilwell, as applicable (as defined in such agreements), Stilwell may be required to purchase such holders' Janus stock. The fair market value price for the purchase or sale under the mandatory put rights or the Change in Ownership provisions would be equal to fifteen times the net after-tax earnings of Janus over the period indicated in the relevant agreement or in some circumstances as determined by Janus' Stock Option Committee or as determined by an independent appraisal. The Janus Stock Purchase Agreement has been assigned to Stilwell and Stilwell has assumed and agreed to discharge KCSI's obligations under that agreement; however, KCSI is obligated as a guarantor of Stilwell's obligations under that agreement. With respect to other restriction agreements not assigned to Stilwell, Stilwell has agreed to perform all of KCSI's obligations under these agreements and KCSI has agreed to transfer all of its benefits and assets under these agreements to Stilwell. In addition, Stilwell has agreed to indemnify KCSI for any and all losses incurred with respect to the Janus Stock Purchase Agreement and all other Janus minority stockholder agreements.

In certain 2001 SEC filings, Stilwell disclosed that in March and April 2001, Stilwell acquired 202,042 shares of Janus common stock from several minority stockholders of Janus exercising their put rights under certain of the agreements discussed above. On September 4, 2001, Janus purchased from employees (other than Mr. Bailey) approximately 139,000 shares of Janus common stock. On May 1, 2001, Stilwell announced that it completed the purchase of 600,000 shares of Janus common stock from Mr. Bailey under the terms and conditions of the Janus Stock Purchase Agreement.

Additionally, on November 9, 2001, Stilwell announced that it had completed the purchase of an additional 609,950 shares of Janus common stock owned by Mr. Bailey and one other minority stockholder through the exercise of put rights for a price of approximately $613 million. Upon the completion of the purchase of 609,950 shares on November 9, 2001, KCSI was relieved of its obligations to make any payments under the mandatory put rights. There remain, however, potential obligations under the Change in Ownership provisions under certain share restriction agreements. KCSI believes, based on discussions with Stilwell management and as previously demonstrated by Stilwell, that Stilwell has adequate financial resources available to fund any obligation under the Change in Ownership provisions described above. However, if Stilwell were somehow unable to meet its obligations with respect to these agreements, KCSI would be obligated to make the payments under these agreements. At December 31, 2001, KCSI could have been ultimately responsible for approximately $63.6 million under the Change in Ownership provisions in the event Stilwell was unable to meet its obligations.


Note 4. Supplemental Cash Flow Disclosures
-------------------------------------------

Supplemental Disclosures of Cash Flow Information.

                                                           2001      2000       1999
                                                          -------  --------   --------
Cash payments (refunds) (in millions):
   Interest  (includes $0.0, $0.7 and $1.5 million,
     respectively, related to Stilwell)                   $  49.1  $   72.4   $   64.2

   Income taxes (includes $0.0, $195.9 and
     $142.9 million, respectively, related to Stilwell)   $ (25.0) $  143.1   $  143.3

Non-cash Investing and Financing Activities.

The Company initiated the Twelfth Offering of KCSI common stock under the Employee Stock Purchase Plan ("ESPP") during 2000. Stock subscribed under the Twelfth Offering was issued to employees in January 2002 and was paid for through employee payroll deductions in 2001. The Company received approximately $4.5 million from payroll deductions associated with this offering of the ESPP. The Company did not initiate an offering of KCSI common stock under the ESPP during 1999. In connection with the Eleventh Offering of the ESPP (initiated in 1998), in 1999 the Company received approximately $6.3 million from employee payroll deductions for the purchase of KCSI common stock. This stock was issued to employees in January 2000.

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

During 1999, the Company's Board of Directors declared a quarterly dividend totaling approximately $4.6 million payable in January of 2000. The dividend declaration reduced retained earnings and established a liability at the end of 1999. No cash outlay occurred until 2000. During the first quarter of 2000, the Company's Board of Directors suspended common stock dividends of KCSI in conjunction with the terms of the KCS Credit Facility discussed above. It is not anticipated that KCSI will make any cash dividend payments to its common stockholders for the foreseeable future.

In 2001, 2000 and 1999, the Company capitalized approximately $4, $9 and $4 million, respectively, of costs related to capital projects for which no cash outlay had yet occurred. These costs were included in accounts payable and accrued liabilities at December 31, 2001, 2000 and 1999, respectively.

Note 5. Investments
-------------------

See Note 15 for discussion of subsequent events with respect to Grupo TFM and Mexrail. Investments, including investments in unconsolidated affiliates, are as follows (in millions):

                             Percentage
                              Ownership
Company Name               December 31, 2001           Carrying Value
----------------------     ----------------- -----------------------------------
                                                2001        2000         1999
                                             --------     --------     --------
Grupo TFM                         36.9%      $  334.4     $  306.0     $  286.5
Southern Capital                  50%            23.2         24.6         28.1
Mexrail                           49%            11.7         13.3         13.7
PCRC                              50%*           11.0          9.9          4.5
Other                                             6.5          4.4          4.3
                                             --------     --------     --------
     Total                                   $  386.8     $  358.2     $  337.1
                                             ========     ========     ========

* The Company owns 50% of the outstanding voting common stock of PCRC.

Grupo TFM. In June 1996, the Company and Transportacion Maritima Mexicana, S.A. de C.V. ("TMM" - now Grupo TMM - see below) formed Grupo TFM to participate in the privatization of the Mexican railroad system. In December 1996, the Mexican government awarded Grupo TFM the right to acquire an 80% interest (representing 100% of the unrestricted voting rights) in TFM for approximately 11.072 billion Mexican pesos (approximately $1.4 billion based on the U.S. dollar/Mexican peso exchange rate on the award date). TFM holds a 50-year concession (with the option of a 50-year extension subject to certain conditions) to operate approximately 2,650 miles of track which directly link Mexico City and Monterrey (as well as Guadalajara through trackage rights) with the ports of Lazaro Cardenas, Veracruz and Tampico and the Mexican/United States border crossings of Nuevo Laredo-Laredo, Texas and Matamoros-Brownsville, Texas. TFM's route network provides the shortest connection to the major industrial and population areas of Mexico from midwestern and eastern points in the United States. TFM interchanges traffic with Tex Mex and the Union Pacific Railroad ("UP") at Laredo, Texas.

During December 2001, the Company's partner in Grupo TFM and Mexrail, TMM announced that its largest shareholder, Grupo TMM S.A. de C.V. ("Grupo TMM"), filed a registration statement on Form F-4 with the Securities and Exchange Commission ("SEC"), which was declared effective December 13, 2001, to register securities that would be issued in the proposed merger of TMM with Grupo TMM (formerly Grupo Servia, S.A. de C.V. ("Grupo Servia")). The surviving entity in the merger is known as Grupo TMM.

On January 31, 1997, Grupo TFM paid the first installment of the purchase price (approximately $565 million based on the U.S. dollar/Mexican peso exchange rate) to the Mexican government, representing approximately 40% of the purchase price. Grupo TFM funded the initial installment of the TFM purchase price through capital contributions from Grupo TMM and the Company. The Company contributed approximately $298 million to Grupo TFM, of which approximately $277 million was used by Grupo TFM as part of the initial installment payment. The Company financed this contribution using borrowings under then-existing lines of credit.

On June 23, 1997, Grupo TFM completed the purchase of 80% of TFM through the payment of the remaining $835 million to the Mexican government. This payment was funded by Grupo TFM using a significant portion of the funds obtained from:
(i) senior secured term credit facilities ($325 million); (ii) senior notes and senior discount debentures ($400 million); (iii) proceeds from the sale of 24.6% of Grupo TFM to the Mexican government (approximately $199 million based on the U.S. dollar/Mexican peso exchange rate on June 23, 1997); and (iv) additional capital contributions from Grupo TMM and the Company (approximately $1.4 million from each partner). Additionally, Grupo TFM entered into a $150 million revolving credit facility for general working capital purposes. The Mexican government's interest in Grupo TFM is in the form of limited voting right shares.

KCSI and Grupo TMM have a call option for the Mexican government's 24.6% interest in Grupo TFM which is exercisable on or prior to July 31, 2002 at the original amount (in U.S. dollars) paid by the Mexican government plus interest based on one-year U.S. Treasury securities (see below). In addition, after the expiration of that call option, KCSI and Grupo TMM have a right of first refusal to purchase the Mexican government's interest in Grupo TFM if the Mexican government wishes to sell that interest to a third party which is not a Mexican governmental entity.

On or before July 31, 2002, it is the intention of KCSI, along with Grupo TMM, to exercise their call option with respect to the purchase of the 24.6% interest in Grupo TFM currently owned by the Mexican government. The purchase price will be calculated by accreting the Mexican government's initial investment of approximately $199 million from the date of the Mexican government's investment through the date of the purchase, using the interest rate on one-year U.S. Treasury securities. Various financing alternatives are currently being explored. One source of financing could include the use of approximately $81 million due to TFM from the Mexican government as a result of the reversion, during the first quarter of 2001, of a portion of the Concession to the Mexican government by TFM that covers the Hercules-Mariscala rail line, an approximate 18-mile portion of redundant track in the vicinity of the city of Queretaro. TFM recorded income of approximately $54 million (under U.S. GAAP) in connection with the reversion. The remainder of the financing required to purchase the Mexican government's Grupo TFM shares is expected to be raised either at TFM or by the Company and Grupo TMM, respectively. This transaction has been delayed pending improved market conditions and is expected to be completed when markets become more favorable, but on or prior to July 31, 2002. However, there can be no assurances that the Company and Grupo TMM will be able to complete this transaction prior to the expiration of the call option on July 31, 2002.

On or prior to October 31, 2003 the Mexican government may sell its 20% interest in TFM through a public offering (with the consent of Grupo TFM if prior to October 31, 2003). If, on October 31, 2003, the Mexican government has not sold all of its capital stock in TFM, Grupo TFM is obligated to purchase the capital stock at the initial share price paid by Grupo TFM plus interest. In the event that Grupo TFM does not purchase the Mexican government's remaining interest in TFM, Grupo TMM and KCSI, or either Grupo TMM or KCSI, are obligated to purchase the Mexican government's interest. KCSI and Grupo TMM have cross indemnities in the event the Mexican government requires only one of them to purchase its interest. The cross indemnities allow the party required to purchase the Mexican government's interest to require the other party to purchase its pro rata portion of such interest. However, if KCSI were required to purchase the Mexican government's interest in TFM and Grupo TMM could not meet its obligations under the cross-indemnity, then KCSI would be obligated to pay the total purchase price for the Mexican government's interest. If KCSI and Grupo TMM, or either KCSI or Grupo TMM alone had been required to purchase the Mexican government's 20% interest in TFM as of December 31, 2001, the total purchase price would have been approximately $518.8 million.

At December 31, 2001, the Company's investment in Grupo TFM was approximately $334.4 million. The Company's interest in Grupo TFM is 36.9% (with Grupo TMM owning 38.5% and the Mexican Government owning the remaining 24.6%). The Company has a management services agreement with Grupo TFM to provide certain consulting and management services. At December 31, 2001, $3.6 million is reflected as an account receivable in the Company's consolidated balance sheet. The Company accounts for its investment in Grupo TFM under the equity method.

Mexrail, Inc. In November 1995, the Company purchased a 49% interest in Mexrail, which owns 100% of Tex Mex. Mexrail owns the northern half of the international rail traffic bridge at Laredo spanning the Rio Grande River and TFM owns and operates the southern half of the bridge. This bridge is a significant entry point for rail traffic between Mexico and the United States. Tex Mex is comprised of a 524-mile rail network between Laredo and Beaumont, Texas (including 160 owned miles from Laredo to Corpus Christi, Texas and 364 miles, via trackage rights, from Corpus Christi to Houston and Beaumont, Texas). Tex Mex connects with KCSR via trackage rights at Beaumont, with TFM at Laredo (the single largest rail freight transfer point between the United States and Mexico), as well as with other Class I railroads at various locations. The Company accounts for its investment in Mexrail using the equity method of accounting.

Southern Capital. In 1996, the Company and GATX Capital Corporation ("GATX") completed a transaction for the formation and financing of a joint venture, Southern Capital, to perform certain leasing and financing activities. Southern Capital's principal operations are the acquisition of locomotives and rolling stock and the leasing thereof to the Company. The Company holds a 50% interest in Southern Capital, which it accounts for using the equity method of accounting. Concurrent with the formation of this joint venture, the Company entered into operating leases with Southern Capital for substantially all the locomotives and rolling stock contributed or sold to Southern Capital at rental rates which management believes reflected market conditions at that time. KCSR paid Southern Capital $28.8, $27.3, and $27.0 million under these operating leases in 2001, 2000 and 1999, respectively. In connection with the formation of Southern Capital, the Company received cash that exceeded the net book value of assets contributed to the joint venture by approximately $44.1 million. Accordingly, this excess fair value over book value is being recognized as a reduction in lease rental expense over the terms of the leases (approximately $4.4, $5.8 and $5.6 million in 2001, 2000 and 1999, respectively). During 2001 and 2000, the Company received dividends of $3.0 million and $5.0 million, respectively, from Southern Capital. No dividends were received from Southern Capital during 1999.

Additionally, prior to the sale of the loan portfolio (discussed below), the Company entered into agreements with Southern Capital to manage the loan portfolio assets held by Southern Capital, as well as to perform general administrative and accounting functions for the joint venture. Payments under these agreements were not material in 2001, 2000 and 1999, respectively. GATX also entered into an agreement to manage the rail portfolio assets, as well as to perform certain general and administrative services.

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

During 2001, Southern Capital refinanced its five-year credit facility, which was scheduled to mature on October 19, 2001, with a one-year bridge loan for $201 million. There was $196 million borrowed under the bridge loan as of December 31, 2001. Southern Capital is currently evaluating financing alternatives to refinance the bridge loan with long-term debt.

Panama Canal Railway Company. In January 1998, the Republic of Panama awarded the PCRC, a joint venture between KCSR and Mi-Jack Products, Inc. ("Mi-Jack"), the concession to reconstruct and operate the Panama Canal Railway. The Panama Canal Railway is a 47-mile north-south railroad traversing the Panama isthmus between the Pacific and Atlantic Oceans. As of December 31, 2001, the Company has invested approximately $15.5 million toward the reconstruction and operations of the Panama Canal Railway. This investment is comprised of $12.9 million of equity and $2.6 million of subordinated loans. The Panama Canal Railway became fully operational on December 1, 2001 with the commencement of freight traffic. Passenger service started during July 2001. Panarail operates and promotes commuter and tourist passenger service over the Panama Canal Railway. The Company owns 50% of the common stock of PCRC, which it accounts for using the equity method of accounting.

In November 1999, the financing arrangements for PCRC were completed with the International Finance Corporation ("IFC"), a member of the World Bank Group. The financing is comprised of a $5 million investment by the IFC and senior loans through the IFC in an aggregate amount of up to $45 million, as well as $4.8 million of equipment loans from Transamerica Corporation. The IFC's investment of $5 million in PCRC is comprised of non-voting preferred shares which pay a 10% cumulative dividend. The preferred shares may be redeemed at the IFC's option any year after 2008 at the lower of (1) a net cumulative internal rate of return of 30% or (2) eight times earnings before interest, income taxes, depreciation and amortization for the two years preceding the redemption that is proportionate to the IFC's percentage ownership in PCRC. Under the terms of the concession, the Company is, under certain limited conditions, a guarantor for up to $7.5 million of cash deficiencies associated with the completion of the reconstruction project and operations of PCRC. Also if PCRC terminates the concession contract without the IFC's consent, the Company is a guarantor for up to 50% of the outstanding senior loans. In addition, the Company is a guarantor for up to $2.4 million of the equipment loans from Transamerica Corporation. The cost of the reconstruction, which is virtually complete, is expected to total approximately $80 million. The Company projects that an additional $2.5 million, which management expects would be in the form of a subordinated loan, could be required under the cash deficiency guarantee. Excluding the impact of any loan guarantees discussed above, the Company expects its total cash outlay to approximate $18.0 million ($12.9 million of equity and $5.1 million of subordinated loans).

Financial Information. Combined financial information of all unconsolidated affiliates that the Company and its subsidiaries account for under the equity method follows. Totals do not include certain cost based investments included on the balance sheet. All amounts, including those for Grupo TFM, are presented under U.S. GAAP. Certain prior year amounts have been reclassified to reflect amounts from applicable audited financial statements (dollars in millions).


                                                                              December 31, 2001
                                               -----------------------------------------------------------------------------
                                                  Grupo     Southern
                                                   TFM       Capital      Mexrail        PCRC          Other       Total
                                               --------- ------------ ------------  ------------  ------------  ------------

Investment in unconsolidated affiliates        $   334.4    $    23.2    $    11.7     $    11.0     $    (0.8)    $   379.5

Equity in net assets of unconsolidated
  affiliates                                       331.3         23.2         12.0          11.0          (0.8)        376.7

Dividends and distributions received from
     unconsolidated affiliates                        --          3.0           --            --            --           3.0

Financial Condition:
     Current assets                            $   294.3   $      2.5    $    34.9     $     3.4     $     0.1     $   335.2
     Non-current assets                          1,924.3        240.6         59.3          88.9            --       2,313.1
                                               ---------    ---------    ---------     ---------     ---------     ---------
          Assets                               $ 2,218.6   $    243.1    $    94.2     $    92.3     $     0.1     $ 2,648.3
                                               =========    =========    =========     =========     =========     =========
     Current liabilities                       $   350.8   $    196.6    $    42.8     $     8.1     $     0.2     $   598.5
     Non-current liabilities                       593.8           --         27.5          62.2           0.9         684.4
     Minority interest                             376.3           --           --            --            --         376.3
     Equity of stockholders and partners           897.7         46.5         23.9          22.0          (1.0)        989.1
                                               ---------    ---------    ---------     ---------     ---------     ---------
          Liabilities and equity               $ 2,218.6    $   243.1    $    94.2     $    92.3     $     0.1     $ 2,648.3
                                               =========    =========    =========     =========     =========     =========

Operating results:
     Revenues                                  $   667.8    $    30.2    $    55.0     $     0.6     $      --     $   753.6
                                               ---------    ---------    ---------     ---------     ---------     ---------
     Costs and expenses                        $   457.7    $    25.5    $    58.2     $     2.8     $     0.2     $   544.4
                                               ---------    ---------    ---------     ---------     ---------     ---------
     Net income                                $    76.7    $     4.8    $    (2.0)    $    (2.2)    $    (0.2)    $    77.1
                                               ---------    ---------    ---------     ---------     ---------     ---------


                                                                              December 31, 2000
                                             -------------------------------------------------------------------------------
                                                  Grupo     Southern
                                                   TFM       Capital      Mexrail        PCRC          Other       Total
                                               --------- ------------ ------------  ------------  ------------  ------------

Investment in unconsolidated affiliates        $   306.0    $    24.6    $    13.3     $     9.9     $    (0.1)    $   353.7

Equity in net assets of unconsolidated
  affiliates                                       303.0         24.6         13.9           7.9           --          349.4

Dividends and distributions received from
     unconsolidated affiliates                        --          5.0           --            --           --            5.0

Financial Condition:
     Current assets                            $   190.9    $     0.2    $    24.7     $     7.1     $     0.9     $   223.8
     Non-current assets                          1,885.6        262.0         42.7          49.4           0.3       2,240.0
                                               ---------    ---------    ---------     ---------     ---------     ---------
          Assets                               $ 2,076.5    $   262.2    $    67.4     $    56.5     $     1.2     $ 2,463.8
                                               =========    =========    =========     =========     =========     =========
     Current liabilities                       $    80.5    $     0.4    $    32.2     $     0.6     $     0.1     $   113.8
     Non-current liabilities                       817.8        212.5          6.8          37.0           0.8       1,074.9
     Minority interest                             357.2           --           --            --            --         357.2
     Equity of stockholders and partners           821.0         49.3         28.4          18.9           0.3         917.9
                                               ---------    ---------    ---------     ---------     ---------     ---------
          Liabilities and equity               $ 2,076.5    $   262.2    $    67.4     $    56.5     $     1.2     $ 2,463.8
                                               =========    =========    =========     =========     =========     =========
Operating results:
     Revenues                                  $   640.5    $    30.8    $    56.5    $      0.3     $      --     $   728.1
                                               ---------    ---------    ---------     ---------     ---------     ---------
     Costs and expenses                        $   493.7    $    27.7    $    57.7    $      1.2     $      --     $   580.3
                                               ---------    ---------    ---------     ---------     ---------     ---------
     Net income                                $    44.8    $     3.2    $    (0.1)   $     (0.9)    $     0.1     $    47.1
                                               ---------    ---------    ---------     ---------     ---------     ---------

                                                                              December 31, 1999
                                             ---------------------------------------------------------------------------
                                                  Grupo     Southern
                                                   TFM       Capital       Mexrail     PCRC         Other        Total
                                             ----------   ----------   ----------   ----------   ----------   ----------
Investment in unconsolidated affiliates      $    286.5   $     28.1   $     13.7   $      4.5   $       --   $    332.8

Equity in net assets of unconsolidated
  affiliates                                      286.4         28.1         14.0          4.0          0.1        332.6
Financial Condition:
     Current assets                          $    134.4   $      0.1   $     20.4   $      4.4   $      1.0   $    160.3
     Non-current assets                         1,916.5        274.5         43.6         12.0          0.4      2,247.0
                                             ----------   ----------   ----------   ----------   ----------   ----------
          Assets                             $  2,050.9   $    274.6   $     64.0   $     16.4   $      1.4   $  2,407.3
                                             ==========   ==========   ==========   ==========   ==========   ==========
     Current liabilities                     $    255.7   $       --   $     29.3   $      1.6   $      0.1   $    286.7
     Non-current liabilities                      672.9        218.4          6.2          5.1          0.9        903.5
     Minority interest                            346.1           --           --           --           --        346.1
     Equity of stockholders and partners          776.2         56.2         28.5          9.7          0.4        871.0
                                             ----------   ----------   ----------   ----------   ----------   ----------
          Liabilities and equity             $  2,050.9   $    274.6   $     64.0   $     16.4   $      1.4   $  2,407.3
                                             ==========   ==========   ==========   ==========   ==========   ==========

Operating results:
     Revenues                                $    524.5   $     26.0   $     50.0   $      0.6   $      0.3   $    601.4
                                             ----------   ----------   ----------   ----------   ----------   ----------
     Costs and expenses                      $    409.7   $     22.3   $     48.3   $      0.6   $      0.1   $    481.0
                                             ----------   ----------   ----------   ----------   ----------   ----------
     Net income                              $      1.6   $      7.0   $      1.6   $       --   $      0.1   $     10.3
                                             ----------   ----------   ----------   ----------   ----------   ----------

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

The deferred income tax calculations for Grupo TFM are significantly impacted by fluctuations in the relative value of the Mexican peso versus the U.S. dollar and the rate of Mexican inflation, and can result in significant variability in the amount of equity earnings (losses) reported by the Company.


Note 6. Other Balance Sheet Captions
------------------------------------

Accounts Receivable. Accounts receivable include the following allowances (in millions):

                                     2001      2000      1999
                                  --------  --------  --------
Accounts receivable               $  140.4  $  140.2  $  140.2
Allowance for doubtful accounts      (10.4)     (5.2)     (8.0)
                                  --------  --------  --------

Accounts receivable, net          $  130.0  $  135.0  $  132.2
                                  ========  ========  ========

Doubtful accounts expense         $    1.7  $   (0.6) $    1.7
                                  --------  --------  --------

Other Current Assets. Other current assets include the following items (in millions):

                                             2001        2000         1999
                                         ----------   ----------   ----------
Deferred income taxes                    $     16.0   $      9.3   $      8.7
Federal income taxes receivable                27.6           --           --
Receivable - Duncan case (Note 11)               --          7.0           --
Receivable - Bogalusa case (Note 11)           19.3           --           --
Prepaid expenses                                2.9          1.0          2.5
Other                                           6.0          8.6         12.7
                                         ----------   ----------   ----------
      Total                              $     71.8   $     25.9   $     23.9
                                         ==========   ==========   ==========


Properties. Properties and related accumulated depreciation and amortization are summarized below (in millions):

                                            2001         2000        1999
                                        ----------   ----------   ----------
Properties, at cost
     Road properties                    $  1,520.4   $  1,394.8   $  1,367.9
     Equipment                               289.2        295.5        279.8
     Equipment under capital leases            6.6          6.7          6.7
     Other                                    28.8         32.4         54.5
                                        ----------   ----------   ----------
     Total                                 1,845.0      1,729.4      1,708.9
Accumulated depreciation and
     amortization                            660.2        622.9        578.0
                                        ----------   ----------   ----------
     Total                                 1,184.8      1,106.5      1,130.9
Construction in progress                     142.6        221.3        146.5
                                        ----------   ----------   ----------
     Net Properties                     $  1,327.4   $  1,327.8   $  1,277.4
                                        ==========   ==========   ==========


Accrued Liabilities. Accrued liabilities include the following items (in millions):

                                                   2001         2000         1999
                                                ----------   ----------   ----------
Claims reserves                                 $     30.1   $     45.7   $     35.7
Prepaid freight charges due other railroads           21.2         24.5         25.1
Duncan case liability (Note 11)                         --         14.2           --
Bogalusa case liability (Note 11)                     22.3           --           --
Car hire per diem                                     12.0         12.1         13.5
Vacation accrual                                       8.0          8.5          8.0
Other non-income related taxes                         4.1          5.3          6.2
Federal income taxes payable                            --          3.5          4.8
Interest payable                                      10.1          7.4         12.5
Other                                                 52.6         38.7         62.7
                                                ----------   ----------   ----------
      Total                                     $    160.4   $    159.9   $    168.5
                                                ==========   ==========   ==========

Note 7. Long-Term Debt
----------------------

Indebtedness Outstanding. Long-term debt and pertinent provisions follow (in millions):


                                                         2001          2000         1999
                                                      ----------   ----------   ----------
KCSI
Competitive Advance & Revolving Credit
   Facilities, Rates: below prime                     $       --   $       --   $    250.0
Notes and Debentures, due July
   2002 to December 2025                                     1.6          1.6        400.0
   Rates: 6.625% to 8.80%
Unamortized discount                                          --           --         (2.1)

KCSR
Revolving Credit Facility, variable interest rate
   4.85%, due January 2006                                  20.0           --           --
Term Loans, variable interest rates
   5.13% to 5.38%, due December 2005
   to December 2006                                        377.5        400.0           --
Senior Notes, 9.5% interest rate, due
   October 1, 2008                                         200.0        200.0           --
Equipment Trust Certificates, 8.56% to 9.68%,
   due serially to December 15, 2006                        43.5         54.9         64.7
Capital Lease Obligations, 7.15% to 9.00%,
   due serially to September 30, 2009                        3.0          3.5          3.9
Revolving Credit Facility, variable interest rate
 (7.31% at December 31, 1999)                                 --           --         28.0
Term Loans with State of Illinois, 3% to 5%
   due serially to 2009                                      3.9          4.4          4.9

Other
Industrial Revenue Bond                                      3.0          4.0          5.0
Mortgate Note                                                5.1          5.3          5.6
Term Loans with State of Illinois, 3%, due
   serially to 2018                                          0.8          0.9          0.9
                                                      ----------   ----------   ----------
Total                                                      658.4        674.6        760.9
Less: debt due within one year                              46.7         36.2         10.9
                                                      ----------   ----------   ----------
Long-term debt                                        $    611.7   $    638.4   $    750.0
                                                      ==========   ==========   ==========

Debt Refinancing and Re-capitalization of the Company's Debt Structure.

Registration of Senior Unsecured Notes. During the third quarter of 2000, the Company completed a $200 million private offering of debt securities through its wholly-owned subsidiary, KCSR. The offering, completed pursuant to Rule 144A under the Securities Act of 1933 in the United States and Regulation S outside the United States, consisted of 8-year senior unsecured notes ("Senior Notes"). Net proceeds from this offering of $196.5 million were used to refinance term debt and reduce commitments under the KCS Credit Facility (as defined below). The refinanced debt was scheduled to mature on January 11, 2001 (see below). Costs related to the issuance of the Senior Notes were deferred and are being amortized over the eight-year term of the Senior Notes. The remaining balance of these deferred costs was approximately $3.8 million at December 31, 2001. In connection with this refinancing, the Company reported an extraordinary loss of $1.1 million (net of income taxes of $0.7 million).

On January 25, 2001, the Company filed a Form S-4 Registration Statement with the SEC registering exchange notes under the Securities Act of 1933. The Company filed Amendment No. 1 to this Registration Statement and the SEC declared this Registration Statement, as amended, effective on March 15, 2001, thereby providing the opportunity for holders of the initial Senior Notes to exchange them for registered notes with substantially identical terms. The registration exchange offer expired on April 16, 2001 and all of the Senior Notes were exchanged for $200 million of registered notes. These registered notes bear a fixed annual interest rate of 9.5% and are due on October 1, 2008 and contain certain covenants typical of this type of debt instrument.

Grupo TFM. During the third quarter of 2000, Grupo TFM accomplished a refinancing of approximately $285 million of its senior secured credit facility through the issuance of a U.S. Commercial Paper ("USCP") program backed by a letter of credit. The USCP is a 2-year program for up to a face value of $310 million. The average discount rate for the first issuance was 6.54%. This refinancing provides Grupo TFM with the ability to pay limited dividends. As a result of this refinancing, Grupo TFM recorded approximately $9.2 million in pretax extraordinary debt retirement costs. KCSI reported $1.7 million (net of income taxes of $0.1 million) as its proportionate share of these costs as an extraordinary item.

Re-capitalization of Debt Structure in anticipation of Spin-off. In preparation for the Spin-off, the Company re-capitalized its debt structure in January 2000 through a series of transactions as follows:

     Bond Tender and Other Debt Repayment. On December 6, 1999, KCSI commenced offers to purchase and consent solicitations with respect to any and all of the Company's outstanding 7.875% Notes due July 1, 2002, 6.625% Notes due March 1, 2005, 8.8% Debentures due July 1, 2022, and 7% Debentures due December 15, 2025 (collectively "Debt Securities" or "notes and debentures").

     Approximately $398.4 million of the $400 million outstanding Debt Securities were validly tendered and accepted by the Company. Total consideration paid for the repurchase of these outstanding notes and debentures was $401.2 million. Funding for the repurchase of these Debt Securities and for the repayment of $264 million of borrowings under then-existing revolving credit facilities was obtained from two credit facilities (the "KCS Credit Facility" and the "Stilwell Credit Facility", or collectively the "Credit Facilities"), each of which was entered into on January 11, 2000. The Credit Facilities, as described further below, initially provided for total commitments of $950 million. The Company reported an extraordinary loss on the extinguishment of the Company's notes and debentures of approximately $5.9 million (net of income taxes of approximately $3.2 million).

     KCS Credit Facility. The KCS Credit Facility initially provided for total commitments of $750 million comprised of three separate term loans totaling $600 million and a revolving credit facility available until January 11, 2006 ("KCS Revolver"). On January 11, 2000, KCSR borrowed the full amount ($600 million) of the term loans and used the proceeds to repurchase the Debt Securities, retire other debt obligations and pay related fees and expenses. No funds were initially borrowed under the KCS Revolver. The term loans were initially comprised of the following: $200 million due January 11, 2001, $150 million due December 30, 2005 and $250 million due December 29, 2006. The $200 million term loan due January 11, 2001 was refinanced during the third quarter of 2000 as described further above. Additionally, in accordance with the terms of the KCS Credit Facility, the availability under the KCS Revolver was reduced from $150 million to $100 million on January 2, 2001. Letters of credit are also available under the KCS Revolver up to a limit of $15 million. Proceeds of future borrowings under the KCS Revolver are to be used for working capital and for other general corporate purposes. The letters of credit under the KCS Revolver may be used for general corporate purposes. Borrowings under the KCS Credit Facility are secured by substantially all of KCSI's assets and are guaranteed by the majority of its subsidiaries.

     Interest on the outstanding loans under the KCS Credit Facility accrues at a rate per annum based on the London Interbank Offered Rate ("LIBOR") or an alternate base rate, as the Company shall select. Following completion of the refinancing of the January 11, 2001 term loan discussed above, each remaining loan under the KCS Credit Facility accrues interest at the selected rate plus an applicable margin. The applicable margin is determined by the type of loan and the Company's leverage ratio (defined as the ratio of the Company's total debt to consolidated earnings before interest, taxes, depreciation and amortization excluding the equity earnings of unconsolidated affiliates for the prior four fiscal quarters). Based on the Company's current leverage ratio, the term loan maturing in 2005 and all loans under the KCS Revolver have an applicable margin of 2.75% per annum for LIBOR priced loans and 1.75% per annum for alternate base rate priced loans. The term loan maturing in 2006 currently has an applicable margin of 3.0% per annum for LIBOR priced loans and 2.0% per annum for alternate base rate loans.

The KCS Credit Facility also requires the payment to the lenders of a commitment fee of 0.50% per annum on the average daily, unused amount of each commitment. Additionally a fee equal to a per annum rate equal to 0.25% plus the applicable margin for LIBOR priced revolving loans will be paid on any letter of credit issued under the KCS Credit Facility.

The term loans are subject to a mandatory prepayment with, among other things:

..    100% of the net proceeds of (1) certain asset sales or other dispositions of property, (2) the sale or issuance of certain indebtedness or equity securities and (3) certain insurance recoveries.

..    50% of excess cash flow (as defined in the KCS Credit Facility)

The KCS Credit Facility contains certain covenants that, among others, restrict the Company's subsidiaries, including KCSR, to incur additional indebtedness, and restricts the Company's ability and its subsidiaries' ability to:

..    incur additional liens,

..    enter into sale and leaseback transactions,

..    merge or consolidate with another entity,

..    sell assets,

..    enter into certain transactions with affiliates,

..    enter into agreements that restrict the ability to incur liens or, with respect to KCSR and the Company's other subsidiaries, pay dividends to the Company or another subsidiary of the Company,

..    make investments, loans, advances, guarantees or acquisitions,

..    make certain restricted payments, including dividends, or make certain payments on other indebtedness, or

..    make capital expenditures.

In addition, KCSI is required to comply with specific financial ratios, including minimum interest expense coverage and leverage ratios. The KCS Credit Facility also contains certain customary events of default. These covenants, along with other provisions, could restrict maximum utilization of the facility. As discussed below, the Company received a waiver from certain of the financial and coverage covenant provisions contained in the KCS Credit Facility and was granted an amendment to the credit agreement through March 31, 2002. The Company was in compliance with the provisions of the KCS Credit Facility, as so amended, including the financial covenants, as of December 31, 2001.

Issue costs relating to the KCS Credit Facility of approximately $17.6 million were deferred and are being amortized over the respective term of the loans. In conjunction with the refinancing of the $200 million term loan previously due January 11, 2001, approximately $1.8 million of these deferred costs were immediately recognized. Additionally, $1.4 million in fees were incurred related to the waiver for credit facility covenants (discussed below). These fees have also been deferred and are being amortized over the respective term of the loans. After consideration of current year amortization, the remaining balance of these deferred costs was approximately $10.4 million at December 31, 2001.

As a result of the debt refinancing transactions discussed above, extraordinary items of $8.7 million (net of income taxes of $4.0 million) were reported in the statement of income for the year ended December 31, 2000.

Stilwell Credit Facility. On January 11, 2000, KCSI also arranged a new $200 million 364-day senior unsecured competitive Advance/Revolving Credit Facility, the Stilwell Credit Facility. KCSI borrowed $125 million under this facility and used the proceeds to retire debt obligations as discussed above. Stilwell assumed this credit facility, including the $125 million borrowed thereunder, and upon completion of the Spin-off, KCSI was released from all obligations thereunder. Stilwell repaid the $125 million in March 2000.

Waiver and Amendments for Credit Facility Covenants. Due to various factors, including the impact on the operations of the Company of the U.S. economic recession during 2001, the Company requested and received from lenders a waiver from certain of the financial and coverage covenant provisions in the KCS Credit Facility. This waiver was granted on March 19, 2001 and was effective until May 15, 2001. In addition, the Company requested an amendment to the applicable covenant provisions of the KCS Credit Facility. The amendment, among other things, revised certain of the covenant provisions (including financial and coverage provisions) through March 31, 2002 to provide the Company with time to strengthen its financial position and pursue various financing alternatives. The lenders approved and executed the amendment to the credit agreement on May 10, 2001. At December 31, 2001, the Company had $397.5 million borrowed under this facility, comprised of $377.5 million of term debt and $20 million under the KCS Revolver and was in compliance with the applicable covenant provisions, as amended. The Company has obtained an additional amendment to the leverage ratio covenant provision of the KCS Credit Facility for the period April 1, 2002 through June 29, 2002. As a result of certain financial covenants contained in the credit agreement, maximum utilization of the Company's available line of credit may be restricted.

The Company presently expects that it will achieve compliance with the financial and coverage ratios under the KCS Credit Facility, as amended. The Company is currently evaluating various alternatives for its existing debt under the KCS Credit Facility and will pursue all measures within its control to ensure that it will be in compliance with the financial and coverage ratios under the provisions of the KCS Credit Facility. If, however, the Company is unable to meet the provisions of its financial and coverage ratios (which would result in a violation of its covenants), the Company would pursue negotiations with its lenders to cure any covenant violation, which would likely result in additional costs including, among others, interest, bank and other fees, which could be significant.

Leases and Debt Maturities. The Company and its subsidiaries lease transportation equipment, as well as office and other operating facilities under various capital and operating leases. Rental expenses under operating leases were $50.9, $51.6, and $46.3 million for the years 2001, 2000, and 1999, respectively. Minimum annual payments and present value thereof under existing capital leases, other debt maturities, and minimum annual rental commitments under noncancellable operating leases are as follows (dollars in millions):

                           Capital Lease                                                  Operating Leases
                ------------------------------------                             ------------------------------------
                  Minimum                     Net
                   Lease        Less        Present        Other       Total
                 Payments     Interest       Value         Debt         Debt     Affiliates   Third Party      Total
                ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
2002            $      0.7   $      0.2   $      0.5   $     46.2   $     46.7   $     34.1   $     21.1   $     55.2
2003                   0.7          0.1          0.6         49.2         49.8         34.1         19.7         53.8
2004                   0.6          0.2          0.4         40.9         41.3         34.1         15.6         49.7
2005                   0.5          0.1          0.4         50.0         50.4         28.3         13.7         42.0
2006                   0.4          0.1          0.3        264.0        264.3         24.3          6.4         30.7
Later years            0.9          0.1          0.8        205.1        205.9        180.4         54.1        234.5
                ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Total           $      3.8   $      0.8   $      3.0   $    655.4   $    658.4   $    335.3   $    130.6   $    465.9
                ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========


KCSR Indebtedness. KCSR has purchased locomotives and rolling stock under conditional sales agreements, equipment trust certificates and capitalized lease obligations. The equipment, which has been pledged as collateral for the related indebtedness, has an original cost of $134.7 million and a net book value of $78.8 million.

Other Agreements, Guarantees, Provisions and Restrictions. The Company has debt agreements containing restrictions on subsidiary indebtedness, advances and transfers of assets, and sale and leaseback transactions, as well as requiring compliance with various financial covenants. At December 31, 2001, the Company was in compliance with the provisions and restrictions of these agreements. Because of certain financial covenants contained in the debt agreements, however, maximum utilization of the Company's available line of credit may be restricted.

Note 8. Income Taxes
--------------------

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

     Tax Expense. Income tax provision (benefit) attributable to continuing operations consists of the following components (in millions):

                                              2001          2000           1999
                                         ----------    ----------    ----------
Current
     Federal                             $    (26.6)   $    (26.7)   $     (3.4)
     State and local                           (1.1)         (0.2)          0.6
     Foreign withholding taxes                  0.1           0.2            --
                                         ----------    ----------    ----------
          Total current                       (27.6)        (26.7)         (2.8)
                                         ----------    ----------    ----------
Deferred
     Federal                                   29.5          23.4           9.4
     State and local                            0.9          (0.3)          0.4
                                         ----------    ----------    ----------
          Total deferred                       30.4          23.1           9.8
                                         ----------    ----------    ----------
Total income tax provision (benefit)     $      2.8    $     (3.6)   $      7.0
                                         ==========    ==========    ==========


The federal and state deferred tax liabilities (assets) attributable to continuing operations at December 31 are as follows (in millions):


                                                    2001           2000          1999
                                                ----------    ----------    ----------
Liabilities:
     Depreciation                               $    380.7    $    351.0    $    333.3
     Other, net                                       10.0           6.3          (1.4)
                                                ----------    ----------    ----------
       Gross deferred tax liabilities                390.7         357.3         331.9
                                                ----------    ----------    ----------

Assets:
     NOL and AMT credit carryovers                    (3.4)         (8.8)         (2.3)
     Book reserves not currently deductible
       for tax                                       (30.0)        (22.3)        (33.2)
     Vacation accrual                                 (3.1)         (2.5)         (2.9)
     Other, net                                         --          (0.8)         (4.8)
                                                ----------    ----------    ----------
      Gross deferred tax assets                      (36.5)        (34.4)        (43.2)
                                                ----------    ----------    ----------
Net deferred tax liability                      $    354.2    $    322.9    $    288.7
                                                ==========    ==========    ==========

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

Tax Rates. Differences between the Company's effective income tax rates applicable to continuing operations and the U.S. federal income tax statutory rates of 35% are as follows (in millions):

                                            2001     2000      1999
                                         -------   -------   -------
Income tax provision using the
  statutory rate in effect               $  11.9   $   7.6   $   5.6
Tax effect of:
     Earnings of equity investees           (9.4)     (7.2)     (0.7)
     Other, net                              0.4      (3.7)      1.1
                                         -------   -------   -------
Federal income tax provision (benefit)       2.9      (3.3)      6.0
State and local income tax provision        (0.2)     (0.5)      1.0
Foreign withholding taxes                    0.1       0.2        --
                                         -------   -------   -------
Total                                    $   2.8   $  (3.6)  $   7.0
                                         =======   =======   =======
Effective tax rate                           8.3%    (16.5)%    40.7%
                                         =======   =======   =======

Temporary Difference Attributable to Grupo TFM Investment. At December 31, 2001, the Company's book basis exceeded the tax basis of its investment in Grupo TFM by $33.6 million. The Company has not provided a deferred income tax liability for the income taxes, if any, which might become payable on the realization of this basis difference because the Company intends to indefinitely reinvest in Grupo TFM the financial statement earnings which gave rise to the basis differential. Moreover, the Company has no other plans to realize this basis differential by a sale of its investment in Grupo TFM. If the Company were to realize this basis difference in the future by a receipt of dividends or the sale of its interest in Grupo TFM, as of December 31, 2001 the Company would incur gross federal income taxes of $11.8 million, which might be partially or fully offset by Mexican income taxes and could be available to reduce federal income taxes at such time.

Tax Carryovers. At December 31, 2000, the Company had $3.4 million of alternative minimum tax credit carryover generated by MidSouth prior to acquisition by the Company. This was fully utilized on the 2000 tax return filed in 2001. The amount of federal NOL carryover generated by MidSouth and Gateway Western prior to acquisition was $67.8 million. The Company utilized approximately $1.5 million of these NOL's in 2000. $57.6 million of the NOL carryover was utilized in pre-1998 years leaving approximately $8.7 million of carryover available at December 31, 2001, with expiration dates beginning in the year 2008. The use of preacquisition net operating losses and tax credit carryovers is subject to limitations imposed by the Internal Revenue Code. The Company does not anticipate that these limitations will affect utilization of the carryovers prior to their expiration.

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


Note 9. Stockholders' Equity
----------------------------

Reverse Stock Split. All periods presented in the accompanying consolidated financial statements reflect the one-for-two reverse stock split completed on July 12, 2000 in conjunction with the Spin-off. See Note 3.

Pro Forma Fair Value Information for Stock-Based Compensation Plans. Under SFAS 123, companies must either record compensation expense based on the estimated grant date fair value of stock options granted or disclose the impact on net income as if they had adopted the fair value method (for grants subsequent to December 31, 1994.) If KCSI had measured compensation cost for the KCSI stock options granted to its employees and shares subscribed by its employees under the KCSI employee stock purchase plan, under the fair value based method prescribed by SFAS 123, net income and earnings per share would have been as follows:

                                              2001      2000      1999
                                             -------  --------  --------
     Net income (loss) (in millions):
          As reported                        $  30.7  $  380.5  $  323.3
          Pro forma                             26.7     375.8     318.0

     Earnings (loss) per Basic share:
          As reported                        $  0.52  $   6.71  $   5.86
          Pro forma                             0.45      6.63      5.76

     Earnings (loss) per Diluted share:
          As reported                        $  0.50  $   6.42  $   5.57
          Pro forma                             0.43      6.37      5.48

Stock Option Plans. During 1998, various existing Employee Stock Option Plans were combined and amended as the Kansas City Southern Industries, Inc. 1991 Amended and Restated Stock Option and Performance Award Plan (as amended and restated effective February 27, 2001). The Plan provides for the granting of options to purchase up to 16.0 million shares of the Company's common stock by officers and other designated employees. Options granted under this Plan have been granted at 100% of the average market price of the Company's stock on the date of grant and generally may not be exercised sooner than one year or longer than ten years following the date of the grant, except that options outstanding with limited rights ("LRs") or limited stock appreciation rights ("LSARs"), become immediately exercisable upon certain defined circumstances constituting a change in control of the Company. The Plan includes provisions for stock appreciation rights, LRs and LSARs. All outstanding options include LRs, except for options granted to non-employee Directors.

For purposes of computing the pro forma effects of option grants under the fair value accounting method prescribed by SFAS 123, the fair value of each option grant is estimated on the date of grant using a version of the Black-Scholes option pricing model. The following assumptions were used for the various grants depending on the date of grant, nature of vesting and term of option:

                                 2001             2000             1999
                          --------------   --------------   --------------
Dividend Yield                        0%               0%     .25% to .36%
Expected Volatility           35% to 40%       34% to 50%       42% to 43%
Risk-free Interest Rate   2.98% to 4.84%   5.92% to 6.24%   4.67% to 5.75%
Expected Life                    3 years          3 years          3 years

Effect of Spin-off on Existing Stock Options. FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation" ("FIN 44") addresses the issues surrounding fixed stock option plans resulting from an equity restructuring, including spin-offs. This guidance indicates that changes to fixed stock option grants made to restore the option holder's economic position as a result of a spin-off do not result in additional compensation expense if certain criteria are met as follows: i) aggregate intrinsic value (difference between the market value per share and exercise price) of the options immediately after the change is not greater than the aggregate intrinsic value of the options immediately before the change; ii) the ratio of the exercise price per option to the market value per share is not reduced; and iii) the vesting provisions and option period of the original option grant remain the same.

As part of the Spin-off, generally holders of an option to purchase one share of KCSI common stock received options to purchase two shares of Stilwell common stock. The option exercise price for the KCSI and Stilwell stock options was prorated based on the market value for KCSI common stock and Stilwell common stock on the date of the Spin-off. The exercise prices for periods subsequent to the Spin-off have accordingly been reduced to reflect this amount. The changes made to the Company's fixed stock option grants as a result of the Spin-off in 2000 resulted in the option holder having the same economic position both immediately before and immediately after the Spin-off. In accordance with the provisions of FIN 44, the Company, therefore, did not record additional compensation expense in 2000.

Summary of Company's Stock Option Plans. A summary of the status of the Company's stock option plans as of December 31, 2001, 2000 and 1999, and changes during the years then ended, is presented below. The number of shares presented, the weighted average exercise price and the weighted average fair value of options granted have been restated to reflect the reverse stock split on July 12, 2000. However, the weighted average exercise price and the weighted average fair value of options have not been restated to reflect the impact of the Spin-off for periods prior to the Spin-off.


                                                  2001               7/13/2000-12/31/2000
                                        -----------------------   -----------------------
                                                      Weighted-                  Weighted-
                                                       Average                    Average
                                                      Exercise                    Exercise
                                          Shares        Price       Shares         Price
                                        ---------    ----------    ---------    ----------
Outstanding at beginning of period      6,862,036    $     4.92    4,165,692    $     1.26
Exercised                              (1,128,838)         3.71   (2,469,667)         0.76
Canceled/Expired                         (105,537)         4.79     (388,686)         4.82
Granted                                   193,654         13.37    5,554,697          5.81
                                        ---------                  ---------
Outstanding at end of period            5,821,315    $     5.44    6,862,036    $     4.92
                                        ---------                  ---------
Exercisable at December 31              4,803,942    $     5.13    1,355,464    $     1.41

Weighted-Average fair value of
   options granted during the period                 $     4.18                 $     1.54


                                       1/1/2000 - 7/12/2000          1999
                                     -----------------------  ----------------------
                                                   Weighted-               Weighted-
                                                    Average                 Average
                                                   Exercise                Exercise
                                        Shares      Price       Shares       Price
                                      ---------    -------    ---------    ---------
Outstanding at January 1              4,280,581    $ 33.94    4,713,971    $   30.70
Exercised                              (394,803)     47.14     (636,482)       31.82
Canceled/Expired                         (1,800)     89.13      (42,266)       85.78
Granted                                 281,714     142.08      245,358        99.46
                                      ---------               ---------
Outstanding at end of period          4,165,692      39.98    4,280,581        33.94
                                      ---------               ---------
Exercisable at December 31                                    3,834,393    $   27.06

Weighted-Average fair value of
   options granted during the year                 $ 49.88                 $   33.28


The following table summarizes information about stock options outstanding at December 31, 2001:

                              OUTSTANDING                     EXERCISABLE
             -------------------------------------------  ----------------------
                                Weighted-       Weighted-              Weighted-
 Range of                        Average        Average                 Average
 Exercise      Shares           Remaining       Exercise    Shares     Exercise
  Price      Outstanding     Contractual Life    Price    Exercisable   Prices
----------   -----------     ----------------   --------  -----------  --------
$.20 - 1       397,614             3.1 years    $  0.84      397,614   $  0.84
  1  - 2       224,593             5.2             1.33      224,593      1.33
  2  - 4       201,974             6.9             2.81      164,974      2.77
  4  - 7     4,709,109             8.5             5.76    3,899,261      5.75
  7  - 10      105,668             8.7             8.36       90,059      8.29
 10  - 13       85,000             9.5            12.62           --        --
 13  - 17       97,357             9.4            14.38       27,441     14.34
             -----------                                   ----------
..20  - 17    5,821,315             8.0          $  5.44    4,803,942   $  5.13
             ===========                                   ==========
At December 31, 2001, shares available for future grants under the stock option plan were 2,035,011.

Stock Purchase Plan. The ESPP, established in 1977, provides to substantially all full-time employees of the Company, certain subsidiaries and certain other affiliated entities, the right to subscribe to an aggregate of 11.4 million shares of common stock. The purchase price for shares under any stock offering is to be 85% of the average market price on either the exercise date or the offering date, whichever is lower, but in no event less than the par value of the shares. At December 31, 2001, there were approximately 4.6 million shares available for future offerings.

The following table summarizes activity related to the various ESPP offerings:

                           Date      Shares                  Shares      Date
                        Initiated  Subscribed     Price      Issued     Issued
                        ---------  ----------   ----------  -------   ----------
Thirteenth Offering        2001     402,902     $    10.57       --        2003
Twelfth Offering           2000     705,797     $     7.31  615,335   2001/2002
Eleventh Offering          1998     106,913     $    71.94   94,149   1999/2000

For purposes of computing the pro forma effects of employees' purchase rights under the fair value accounting method prescribed by SFAS 123, the fair value of the Twelfth and Eleventh Offering under the ESPP is estimated on the date of grant using a version of the Black-Scholes option pricing model. The following weighted-average assumptions were used for the Thirteenth, Twelfth and Eleventh Offerings, respectively: i) dividend yield of 0.00%, 0.00% and 0.95%; ii) expected volatility of 38%, 38% and 42%; iii) risk-free interest rate of 2.98%, 5.77% and 4.63%; and iv) expected life of one year. The weighted-average fair value of purchase rights granted under the Thirteenth, Twelfth and Eleventh Offerings of the ESPP were $3.00, $2.19 and $21.52, respectively. There were no offerings in 1999.

Restricted Share and Option Program. In connection with the Spin-off, KCSI adopted a restricted share and option program (the "Option Program") under which
(1) certain senior management employees were granted performance based KCSI stock options and (2) all management employees and those directors of KCSI who were not employees (the "Outside Directors") became eligible to purchase a specified number of KCSI restricted shares and were granted a specified number of KCSI stock options for each restricted share purchased.

The performance stock options have an exercise price of $5.75 per share, which was the mean trading price of KCSI common stock on the New York Stock Exchange (the "NYSE") on July 13, 2000. The performance stock options vested and became exercisable in equal installments as KCSI's stock price achieved certain thresholds and after one year following the grant date. All performance thresholds were met for these performance stock options and all became exercisable on July 13, 2001. These stock options expire at the end of 10 years, subject to certain early termination events. Vesting will accelerate in the event of death, disability, or a KCSI board-approved change in control of KCSI.

The purchase price of the restricted shares, and the exercise price of the stock options granted in connection with the purchase of restricted shares, is based on the mean trading price of KCSI common stock on the NYSE on the date the employee or Outside Director purchased restricted shares under the Option Program. Each eligible employee and Outside Director was allowed to purchase the restricted shares offered under the Option Program on one date out of a selection of dates offered. With respect to management employees, the number of shares available for purchase and the number of options granted in connection with shares purchased were based on the compensation level of the employees. Each Outside Director was granted the right to purchase up to 3,000 restricted shares of KCSI, with two KCSI stock options granted in connection with each restricted share purchased. Shares purchased are restricted from sale and the options are not exercisable for a period of three years for senior management and the Outside Directors and two years for other management employees. KCSI provided senior management and the Outside Directors with the option of using a sixty-day interest-bearing full recourse note to purchase these restricted shares. These loans accrued interest at 6.49% per annum and were all fully repaid by September 11, 2000.

Management employees purchased 475,597 shares of KCSI restricted stock under the Option Program and 910,697 stock options were granted in connection with the purchase of those restricted shares. Outside Directors purchased a total of 9,000 shares of KCSI restricted stock under the Option Program and 18,000 KCSI stock options were granted in connection with the purchase of those shares.

Treasury Stock. Shares of common stock in Treasury at December 31, 2001 totaled 14,125,949 compared with 15,221,844 at December 31, 2000 and 18,082,201 at
December 31, 1999. The Company issued shares of common stock from Treasury - 1,095,895 in 2001, 2,375,760 in 2000 and 609,462 in 1999 - to fund the exercise of options and subscriptions under various employee stock option and purchase plans. In 2000, the Company issued 484,597 of restricted stock in connection with the Restricted Share and Option Program (see above). Treasury stock previously acquired had been accounted for as if retired. The Company repurchased 230,000 in 1999. Shares repurchased during 2001 and 2000 were not material.


Note 10. Profit Sharing and Other Postretirement Benefits
---------------------------------------------------------

The Company maintains various plans for the benefit of its employees as described below. During 2001, there were no accruals recorded for contributions into the Profit Sharing or Employee Stock Ownership Plan for the plan year ended December 31, 2001. The Company expensed approximately $0.9 million with respect to the 401(k) plan in 2001. The Company's employee benefit expense for these plans aggregated $2.3 and $4.2 million in 2000 and 1999, respectively.

Profit Sharing. Qualified profit sharing plans are maintained for most employees not included in collective bargaining agreements. Contributions for the Company and its subsidiaries are made at the discretion of the Boards of Directors in amounts not to exceed the maximum allowable for federal income tax purposes. During 2000, the Company combined the Profit Sharing Plan and the Company's 401(k) Plan into the KCSI 401(k) and Profit Sharing Plan. This allows employees to direct their profit sharing accounts into selected investments. There were no profit sharing contributions made during 2001.

401(k) Plan. The Company's 401(k) plan permits participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. The Company matches contributions up to a maximum of 3% of compensation. During 2000, the Company combined the Profit Sharing Plan and the Company's 401(k) Plan into the KCSI 401(k) and Profit Sharing Plan.

Employee Stock Ownership Plan. KCSI established the ESOP for employees not covered by collective bargaining agreements. KCSI contributions to the ESOP are based on a percentage of wages earned by eligible employees. Contributions and percentages are determined by the Compensation Committee of the Board of Directors. There were no contributions to the ESOP plan during 2001.

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

The following assumptions were used to determine postretirement obligations/costs for the years ended December 31:

                                     2001    2000    1999
                                     ----    ----    ----
Annual increase in the CPI           2.00%   3.00%   3.00%
Expected rate of return on life
  insurance plan assets              6.50    6.50    6.50
Discount rate                        7.00    7.50    8.00
Salary increase                      3.00    3.00    4.00

A reconciliation of the accumulated postretirement benefit obligation, change in plan assets and funded status, respectively, at December 31 follows (in millions):

                                                 2001     2000     1999
                                               -------  -------  -------
Accumulated postretirement
     benefit obligation at beginning of year   $  13.1  $  14.6  $  13.2
Service cost                                       0.2      0.3      0.4
Interest cost                                      0.8      1.1      0.9
Plan terminations/amendments                      (3.4)      --       --
Actuarial and other (gain) loss                   (0.6)    (1.8)     1.2
Benefits paid (i)                                 (1.0)    (1.1)    (1.1)
                                               -------  -------  -------
Accumulated postretirement
     benefit obligation at end of year             9.1     13.1     14.6
                                               -------  -------  -------

Fair value of plan assets
     at beginning of year                          1.2      1.3      1.4
Actual return on plan assets                        --      0.1      0.1
Benefits paid (i)                                 (0.2)    (0.2)    (0.2)
                                               -------  -------  -------
Fair value of plan assets
     at end of year                                1.0      1.2      1.3
                                               -------  -------  -------
Funded status and accrued
     benefit cost                              $  (8.1) $ (11.9) $ (13.3)
                                               =======  =======  =======

     (i) Benefits paid for the reconciliation of accumulated postretirement benefit obligation include both medical and life insurance benefits, whereas benefits paid for the fair value of plan assets reconciliation include only life insurance benefits. Plan assets relate only to the life insurance benefits. Medical benefits are funded as obligations become due.

Net periodic postretirement benefit cost included the following components (in millions):

                                                 2001    2000     1999
                                               -------  -------  -------
Service cost                                   $   0.2  $   0.3  $   0.4
Interest cost                                      0.8      1.1      0.9
Expected return on plan assets                    (0.1)    (0.1)    (0.1)
                                               -------  -------  -------
Net periodic postretirement
  benefit cost                                 $   0.9  $   1.3  $   1.2
                                               =======  =======  =======

The Company's health care costs, excluding former Gateway Western employees and certain former employees of the MidSouth, are limited to the increase in the Consumer Price Index ("CPI") with a maximum annual increase of 5%. Accordingly, health care costs in excess of the CPI limit will be borne by the plan participants, and therefore assumptions regarding health care cost trend rates are not applicable.

During 2001, the Company reduced its liability and recorded a reduction of operating expenses by approximately $2.0 million in connection with the transfer of union employees formerly covered by the Gateway Western plan to a multi-employer sponsored union plan, which effectively eliminated the Company's postretirement liability for this group of employees. This reduced the number of former Gateway Western employees or retirees covered under Gateway Western's benefit plan. The Gateway Western benefit plans are slightly different from those of the Company and other subsidiaries. Gateway Western provides contributory health, dental and life insurance benefits to these remaining employees and retirees. In 2001, the assumed annual rate of increase in health care costs for Gateway Western employees and retirees under this plan was 10%, decreasing over six years to 5.5% in 2008 and thereafter. An increase or decrease in the assumed health care cost trend rates by one percent in 2001, 2000 and 1999 would not have a significant impact on the accumulated postretirement benefit obligation. The effect of this change on the aggregate of the service and interest cost components of the net periodic postretirement benefit is not significant.

During 2001 a post-retirement benefit for directors was eliminated, resulting in a reduction of the related liability of approximately $1.4 million. This plan termination, as well as the transfer of Gateway Western union employees to a multi-employer sponsored union plan are reflected in the reconciliation above as plan terminations/amendments.

Under collective bargaining agreements, KCSR participates in a multi-employer benefit plan, which provides certain post-retirement health care and life insurance benefits to eligible union employees and certain retirees. Premiums under this plan are expensed as incurred and were $0.8, $0.5 and $0.4 million for 2001, 2000 and 1999, respectively.


Note 11. Commitments and Contingencies
--------------------------------------

Litigation. The Company and its subsidiaries are involved as plaintiff or defendant in various legal actions arising in the normal course of business. While the ultimate outcome of the various legal proceedings involving the Company and its subsidiaries cannot be predicted with certainty, it is management's opinion that the Company's litigation reserves are adequate.

Bogalusa Cases
In July 1996, KCSR was named as one of twenty-seven defendants in various lawsuits in Louisiana and Mississippi arising from the explosion of a rail car loaded with chemicals in Bogalusa, Louisiana on October 23, 1995. As a result of the explosion, nitrogen dioxide and oxides of nitrogen were released into the atmosphere over parts of Bogalusa and the surrounding area allegedly causing evacuations and injuries. Approximately 25,000 residents of Louisiana and Mississippi (plaintiffs) have asserted claims to recover damages allegedly caused by exposure to the released chemicals.

On October 29, 2001, KCSR and representatives for its excess insurance carriers negotiated a settlement in principle with the Louisiana and Mississippi plaintiffs for $22.3 million. The settlement is subject to the execution of a Master Global Settlement Agreement ("MGSA") and releases by the parties. In Louisiana, the Court will evaluate the MGSA at a fairness hearing and decide whether the proposed settlement is fair for the class of plaintiffs. In Mississippi, the plaintiffs are expected to individually execute release instruments. Management expects that these events could occur by the end of the third quarter of 2002.

At December 31, 2001, the Company had recorded a liability in its consolidated financial statements of $22.3 million and an insurance receivable of $19.3 million related to the Bogalusa cases.

Duncan Case Settlement
In 1998, a jury in Beauregard Parish, Louisiana returned a verdict against KCSR in the amount of $16.3 million. This case arose from a railroad crossing accident that occurred at Oretta, Louisiana on September 11, 1994, in which three individuals were injured. Of the three, one was injured fatally, one was rendered quadriplegic and the third suffered less serious injuries. Subsequent to the verdict, the trial court held that the plaintiffs were entitled to interest on the judgment from the date the suit was filed, dismissed the verdict against one defendant and reallocated the amount of that verdict to the remaining defendants. On November 3, 1999, the Third Circuit Court of Appeals in Louisiana affirmed the judgment. Subsequently, KCSR obtained review of the case in the Supreme Court of Louisiana. On October 30, 2000, the Supreme Court of Louisiana entered its order affirming in part and reversing in part the judgment. The net effect of the Louisiana Supreme Court action was to reduce the allocation of negligence to KCSR and reduce the judgment, with interest, against KCSR from approximately $28 million to approximately $14.2 million (approximately $9.7 million of damages and $4.5 million of interest). This judgment was in excess of KCSR's insurance coverage of $10 million for this case. KCSR filed an application for rehearing in the Supreme Court of Louisiana, which was denied on January 5, 2001. KCSR then sought a stay of judgment in the Louisiana court. The Louisiana court denied the stay application on January 12, 2001. KCSR reached an agreement as to the payment structure of the judgment in this case and payment of the settlement was made on March 7, 2001.

KCSR had previously recorded a liability of approximately $3.0 million for this case. Based on the Supreme Court of Louisiana's decision, as of December 31, 2000, management recorded an additional liability of $11.2 million and also recorded a receivable in the amount of $7.0 million representing the amount of the insurance coverage. This resulted in recording $4.2 million of net operating expense in the accompanying consolidated financial statements for the year ended December 31, 2000. The final installment on the $7.0 million receivable from the insurance company was received by KCSR in June 2001.

Jaroslawicz Class Action
On October 3, 2000, a lawsuit was filed in the New York State Supreme Court purporting to be a class action on behalf of the Company's preferred shareholders, and naming KCSI, its Board of Directors and Stilwell as defendants. This lawsuit sought a declaration that the Company's Spin-off was a defacto liquidation of KCSI, alleged violation of directors' fiduciary duties to the preferred shareholders and also sought a declaration that the preferred shareholders were entitled to receive the par value of their shares and other relief. The Company filed a motion to dismiss with prejudice in the New York State Supreme Court on December 22, 2000; the plaintiff filed its brief in opposition to the motion to dismiss on February 1, 2001, and the Company served reply papers on March 7, 2001. On November 19, 2001, the New York State Supreme Court granted the Company's motion in its entirety and dismissed this lawsuit.

Houston Cases
In August 2000, KCSR and certain of its affiliates were added as defendants in lawsuits pending in Jefferson and Harris Counties, Texas. These lawsuits allege damage to approximately 3,000 plaintiffs as a result of an alleged toxic chemical release from a tank car in Houston, Texas on August 21, 1998. Litigation involving the shipper and the delivering carrier had been pending for some time, but KCSR, which handled the car during the course of its transport, had not previously been named a defendant. On June 28, 2001, KCSR reached a final settlement with the 1,664 plaintiffs in the lawsuit filed in Jefferson County, Texas. KCSR continues to vigorously defend the lawsuit filed in Harris County, Texas and management believes the Company's probability of liability for damages in this case to be remote.

Diesel Fuel Commitments and Hedging Activities. Fuel expense is a significant component of the Company's operating expenses. Fuel costs are affected by (i) traffic levels, (ii) efficiency of operations and equipment, and (iii) fuel market conditions. Controlling fuel expenses is a top priority of management. As a result, from time to time, the Company will enter into transactions to hedge against fluctuations in the price of its diesel fuel purchases to protect the Company's operating results against adverse fluctuations in fuel prices. KCSR enters into forward diesel fuel purchase commitments and commodity swap transactions (fuel swaps or caps) as a means of fixing future fuel prices. Forward purchase commitments are used to secure fuel volumes at competitive prices. These contracts normally require the Company to purchase defined quantities of diesel fuel at prices established at the origination of the contract. Commodity swap or cap transactions are accounted for as hedges under SFAS 133 and are typically based on the price of heating oil #2, which the Company believes to produce a high correlation to the price of diesel fuel. These transactions are generally settled monthly in cash with the counterparty. Positions are monitored to ensure that they will not exceed actual fuel requirements in any period.

At December 31, 1998, the Company had purchase commitments and fuel swap transactions for approximately 32% and 16%, respectively, of expected 1999 diesel fuel usage. In 1999, KCSR fuel costs were reduced by approximately $0.6 million as a result of these purchase commitments while the fuel swap transactions resulted in higher fuel expense of approximately $1 million. At December 31, 1999, the Company had entered into two diesel fuel cap transactions for a total of six million gallons (approximately 10% of expected 2000 usage) at a cap price of $0.60 per gallon. These hedging instruments expired on March 31, 2000 and June 30, 2000. The Company received approximately $0.8 million during 2000 related to these diesel fuel cap transactions and recorded the proceeds as a reduction of fuel expense. At December 31, 1999, the Company did not have any outstanding purchase commitments for 2000. At December 31, 2000, KCSR had purchase commitments for approximately 12.6% of budgeted gallons of fuel for 2001, which resulted in higher fuel expense of approximately $0.4 million in 2001. There were no fuel swap or cap transactions outstanding at December 31, 2000. At December 31, 2001, KCSR had purchase commitments for approximately 39% of its budgeted gallons of fuel for 2002. On January 14, 2002, KCSR entered into an additional fuel purchase commitment. As a result, KCSR currently has purchase commitments for approximately 49% of its budgeted gallons of fuel for 2002 at an average price per gallon of $0.66. There are currently no diesel fuel cap or swap transactions outstanding.

In accordance with the provision of the KCS Credit Facility requiring the Company to manage its interest rate risk through hedging activity, at December 31, 2001 the Company had five separate interest rate cap agreements for an aggregate notional amount of $200 million. Three of these interest rate cap agreements expired on February 10, 2002 while the remaining two expired on March 10, 2002. The interest rate caps were linked to LIBOR. $100 million of the aggregate notional amount provided a cap on the Company's interest rate of 7.25% plus the applicable spread, while $100 million limited the interest rate to 7% plus the applicable spread. Counterparties to the interest rate cap agreements were major financial institutions who also participate in the KCS Credit Facility. As of December 31, 2001, the Company did not have any other interest rate cap agreements or interest rate hedging instruments. See Note 2.

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

Because the Company is required to report equity in Grupo TFM under U.S. GAAP and Grupo TFM reports under International Accounting Standards, fluctuations in deferred income tax calculations occur based on translation requirements and differences in accounting standards. The deferred income tax calculations are significantly impacted by fluctuations in the relative value of the Mexican peso versus the U.S. dollar and the rate of Mexican inflation, and can result in significant variability in the amount of equity earnings (losses) reported by the Company.

The Company continues to evaluate existing alternatives with respect to utilizing foreign currency instruments to hedge its U.S. dollar investment in Grupo TFM as market conditions change or exchange rates fluctuate. At December 31, 2001, 2000 and 1999, the Company had no outstanding foreign currency hedging instruments.

Environmental Liabilities. The Company's operations are subject to extensive federal, state and local environmental laws and regulations. The major environmental laws to which the Company is subject, include, among others, the Federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA," also known as the Superfund law), the Toxic Substances Control Act, the Federal Water Pollution Control Act, and the Hazardous Materials Transportation Act. CERCLA can impose joint and several liability for cleanup and investigation costs, without regard to fault or legality of the original conduct, on current and predecessor owners and operators of a site, as well as those who generate, or arrange for the disposal of, hazardous substances. The Company does not foresee that compliance with the requirements imposed by the environmental legislation will impair its competitive capability or result in any material additional capital expenditures, operating or maintenance costs. The risk of incurring environmental liability is inherent in the railroad industry. As part of serving the petroleum and chemicals industry, KCSR transports hazardous materials and has a professional team available to respond and handle environmental issues that might occur in the transport of such materials. Additionally, the Company is a Responsible Care(R) partner and has initiated practices under this environmental program. KCSR performs ongoing reviews and evaluations of the various environmental programs and issues within the Company's operations, and, as necessary, takes actions to limit the Company's exposure to potential liability.

The Company owns property that is, or has been, used for industrial purposes. Use of these properties may subject the Company to potentially material liabilities relating to the investigation and cleanup of contaminants, claims alleging personal injury, or property damage as the result of exposures to, or release of, hazardous substances. Although the Company is responsible for investigating and remediating contamination at several locations, based on currently available information, the Company does not expect any related liabilities, individually or collectively, to have a material impact on its results of operations, financial position or cash flows. In the event that the Company becomes subject to more stringent cleanup requirements at these sites, discovers additional contamination, or becomes subject to related personal or property damage claims, the Company could incur material costs in connection with these sites.

The Company records liabilities for remediation and restoration costs related to past activities when the Company's obligation is probable and the costs can be reasonably estimated. Costs of ongoing compliance activities to current operations are expensed as incurred. The Company's recorded liabilities for these issues represent its best estimates (on an undiscounted basis) of remediation and restoration costs that may be required to comply with present laws and regulations. At December 31, 2001, 2000 and 1999 these recorded liabilities were not material. Although these costs cannot be predicted with certainty, management believes that the ultimate outcome of identified matters will not have a material adverse effect on the Company's consolidated results of operations or financial condition.

Panama Canal Railway Company. Under certain limited conditions, the Company is a guarantor for up to $7.5 million of cash deficiencies associated with project completion and operations of PCRC. In addition, the Company is a guarantor for up to $2.4 million of notes for the purchase of rail and passenger cars. Further, if the Company or its partner terminate the concession contract without the consent of the IFC, the Company is a guarantor for up to 50% of the outstanding senior loans. See Note 5.


Note 12. Control
----------------

Subsidiaries and Affiliates. The Company is party to certain agreements with Grupo TMM covering the Grupo TFM and Mexrail ventures, which contain "change of control" provisions, provisions intended to preserve the Company's and Grupo TMM's proportionate ownership of the ventures, and super majority provisions with respect to voting on certain significant transactions. Such agreements also provide a right of first refusal in the event that either party initiates a divestiture of its equity interest in Grupo TFM or Mexrail. Under certain circumstances, such agreements could affect the Company's ownership percentage and rights in these equity affiliates.

Employees. The Company and certain of its subsidiaries have entered into agreements with employees whereby, upon defined circumstances constituting a change in control of the Company or subsidiary, certain stock options become exercisable, certain benefit entitlements are automatically funded and such employees are entitled to specified cash payments upon termination of employment.

Assets. The Company and certain of its subsidiaries have established trusts to provide for the funding of corporate commitments and entitlements of officers, directors, employees and others in the event of a specified change in control of the Company or subsidiary. Assets held in such trusts at December 31, 2001 were not material. Depending upon the circumstances at the time of any such change in control, the most significant factor of which would be the highest price paid for KCSI common stock by a party seeking to control the Company, funding of the Company's trusts could be very substantial.

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

The Rights, which are automatically attached to the Common stock, are not exercisable or transferable apart from the Common stock until the tenth calendar day following the earlier to occur of (unless extended by the Board of Directors and subject to the earlier redemption or expiration of the Rights): (i) the date of a public announcement that an acquiring person acquired, or obtained the right to acquire, beneficial ownership of 20 percent or more of the outstanding shares of the Common stock of the Company (or 15 percent in the case that such person is considered an "adverse person"), or (ii) the commencement or announcement of an intention to make a tender offer or exchange offer that would result in an acquiring person beneficially owning 20 percent or more of such outstanding shares of Common stock of the Company (or 15 percent in the case that such person is considered an "adverse person"). Until exercised, the Rights will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends. In connection with certain business combinations resulting in the acquisition of the Company or dispositions of more than 50% of Company assets or earnings power, each Right shall thereafter have the right to receive, upon the exercise thereof at the then current exercise price of the Right, that number of shares of the highest priority voting securities of the acquiring company (or certain of its affiliates) that at the time of such transaction would have a market value of two times the exercise price of the Right. The Rights expire on October 12, 2005, unless earlier redeemed by the Company as described below.

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

Note 13. Quarterly Financial Data (Unaudited)
---------------------------------------------
(in millions, except per share amounts):

Reverse Stock Split. The quarterly Per Share Data presented for 2000 herein reflects the reverse stock split paid in July 2000 for all period presented. Additionally, the range of stock prices for common stock reflect this reverse stock split for all periods presented and the Spin-off for periods subsequent to July 12, 2000.


                                                                   2001
                                                   ----------------------------------------
                                                    Fourth     Third     Second      First
                                                   Quarter    Quarter    Quarter    Quarter
                                                   -------    -------    -------    -------
Revenues                                           $ 145.5   $  144.6   $  143.2   $  144.0
Costs and expenses                                   110.7      113.9      115.8      123.5
Depreciation and amortization                         14.4       14.7       14.5       14.4
                                                   -------   --------   --------   --------
     Operating income                                 20.4       16.0       12.9        6.1
Equity in net earnings (losses)
  of unconsolidated affiliates:
     Grupo TFM                                         5.0        7.5        4.9       11.1
     Other                                            (1.2)      (0.6)       0.3        0.1
Interest expense                                      (9.9)     (13.2)     (14.5)     (15.2)
Other, net                                             1.2        0.9        1.1        1.0
                                                   -------   --------   --------   --------
Income from continuing operations
     before income taxes                              15.5       10.6        4.7        3.1
Income taxes provision (benefit)                       4.4        1.6         --       (3.2)
                                                   -------   --------   --------   --------

Income from continuing operations                     11.1        9.0        4.7        6.3
Cumulative effect of accounting change,
     net of income taxes                                --         --         --       (0.4)
                                                   -------   --------   --------   --------
Net income                                         $  11.1   $    9.0   $    4.7   $    5.9
                                                   =======   ========   ========   ========

     Per Share Data (i)
   Basic Earnings per Common share
   Continuing operations                           $  0.19   $   0.15   $   0.08   $   0.11
   Cumulative effect of accounting change, net
     of  income taxes                                   --         --         --      (0.01)
                                                   -------   --------   --------   --------
   Total Basic Earnings per Common share           $  0.19   $   0.15   $   0.08   $   0.10
                                                   =======   ========   ========   ========

   Diluted Earnings per Common share
   Continuing operations                           $  0.18   $   0.15   $   0.08   $   0.10
   Cumulative effect of accounting change, net
     of  income taxes                                   --         --         --      (0.00)
                                                   -------   --------   --------   --------
   Total Diluted Earnings per Common share         $  0.18   $   0.15   $   0.08   $   0.10
                                                   =======   ========   ========   ========

Dividends per share:
     Preferred                                     $  0.25   $   0.25   $   0.25   $   0.25
     Common                                        $    --   $     --   $     --   $     --

Stock Price Ranges:
     Preferred - High                              $ 19.00   $  21.00   $  21.00   $  20.95
               - Low                               $ 16.50   $  17.95   $  20.63   $  20.00

     Common    - High                              $ 15.40   $  16.10   $  16.75   $  15.50
               - Low                               $ 10.92   $  10.25   $  12.10   $   9.00


(i) The accumulation of 2001's four quarters for Diluted earnings per share data does not total the respective earnings per share for the year ended December 31, 2001 due to rounding.

                                                                    2000
                                                 ------------------------------------------
                                                  Fourth     Third      Second     First
                                                  Quarter   Quarter    Quarter    Quarter
                                                 -------    -------    --------   --------
Revenues                                         $ 134.8    $ 144.1    $  144.4   $  148.9
Costs and expenses                                 114.2      115.8       111.7      116.6
Depreciation and amortization                       13.7       13.8        14.3       14.3
                                                 -------    -------    --------   --------
     Operating income                                6.9       14.5        18.4       18.0
Equity in net earnings (losses)
 of unconsolidated affiliates:
     Grupo TFM                                       2.8        2.6         8.0        8.2
     Other                                          (1.1)       1.5         1.2        0.6
Interest expense                                   (11.6)     (18.3)      (18.4)     (17.5)
Other, net                                           1.2        1.2         0.9        2.7
                                                 -------    -------    --------   --------
Income (loss) from continuing operations
     before income taxes                            (1.8)       1.5        10.1       12.0
Income taxes provision (benefit)                    (5.4)      (1.1)        1.3        1.6
                                                 -------    -------    --------   --------

Income from continuing operations                    3.6        2.6         8.8       10.4
Income from discontinued
     operations, net of income taxes                  --       23.4       151.7      188.7
                                                 -------    -------    --------   --------
Income before extraordinary item                     3.6       26.0       160.5      199.1

   Extraordinary items, net of income taxes
     Debt retirement costs - KCSI                     --       (1.1)         --       (5.9)
     Debt retirement costs - Grupo TFM                --       (1.7)         --         --
                                                 -------   --------    --------   --------
Net income                                       $   3.6    $  23.2    $  160.5   $  193.2
                                                 =======   ========    ========   ========
     Per Share Data (i)
   Basic Earnings per Common share
   Continuing operations                         $  0.06    $  0.05    $   0.16   $   0.18
   Discontinued operations                            --       0.40        2.72       3.40
                                                 -------    -------    --------   --------
     Basic Earnings per Common share
       before extraordinary item                    0.06       0.45        2.88       3.58
   Extraordinary item, net of income taxes            --      (0.05)         --      (0.10)
                                                 -------    -------    --------   --------
     Total Basic Earnings per Common share       $  0.06    $  0.40    $   2.88   $   3.48
                                                 =======   ========    ========   ========

   Diluted Earnings per Common share
   Continuing operations                         $  0.06   $   0.05    $   0.15   $   0.18

   Discontinued operations                            --       0.39        2.59       3.24
                                                 -------    -------    --------   --------
     Diluted Earnings per Common share
       before extraordinary item                    0.06       0.44        2.74       3.42
   Extraordinary item, net of income taxes            --      (0.05)         --      (0.10)
                                                 -------    -------    --------   --------
     Total Diluted Earnings per Common share     $  0.06   $   0.39    $   2.74   $   3.32
                                                 =======   ========    ========   ========

Dividends per share:
     Preferred                                   $  0.25   $   0.25    $   0.25   $   0.25
     Common                                      $    --   $     --    $     --   $     --

Stock Price Ranges:
     Preferred - High                            $ 20.88   $  20.00    $  19.50   $  16.00
               - Low                             $ 20.31   $  18.63    $  14.75   $  14.25

     Common    - High                            $ 10.31   $ 191.50    $ 177.75   $ 187.75
               - Low                             $  7.36   $   5.13    $ 117.75   $ 127.75


(i) The accumulation of 2000's four quarters for Basic and Diluted earnings
(loss) per share data does not total the respective earnings per share for the year ended December 31, 2000 due to rounding and the impact of the timing of the Spin-off related to changes in weighted average shares.

Note 14. Condensed Consolidating Financial Information
------------------------------------------------------

As discussed in Note 7, in September 2000 KCSR issued $200 million 9.5% Senior Notes due 2008. These notes are unsecured obligations of KCSR, however, they are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by KCSI and certain of its subsidiaries (all of which are wholly-owned). KCSI registered exchange notes with substantially identical terms and associated guarantees with the SEC.

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 "Financial statements of guarantors and affiliates whose securities collateralize an issue registered or being registered." This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with generally accepted accounting principles. Certain prior year information has been reclassified to reflect the merger of Gateway Western with KCSR in 2001.

Condensed Consolidating Statements of Income


                                                              December 31, 2001 (dollars in millions)
                                         ---------------------------------------------------------------------------------
                                                                                      Non-
                                                                                      ----
                                                        Subsidiary    Guarantor     Guarantor    Consolidating  Consolidated
                                                        ----------    ---------     ---------    -------------  ------------
                                             Parent       Issuer     Subsidiaries  Subsidiaries    Adjustments       KCSI
                                         ----------    ----------    ----------    ----------    ----------     ---------
Revenues                                 $       --    $    565.6    $     21.1    $     20.1    $    (29.5)    $   577.3
Costs and expenses                             13.6         500.9          17.7          19.2         (29.5)        521.9
                                         ----------    ----------    ----------    ----------    ----------     ---------
    Operating income (loss)                   (13.6)         64.7           3.4           0.9            --          55.4
Equity in net earnings (losses)of
 unconsolidated affiliates and
 subsidiaries                                  39.2          29.6          (0.1)         29.4         (71.0)         27.1
Interest expense                                1.3         (55.1)         (0.6)         (0.4)          2.0         (52.8)
Other, net                                      0.3           5.9            --            --          (2.0)          4.2
                                         ----------    ----------    ----------    ----------    ----------     ---------
Income (loss) before income taxes
 and cumulative effect of accounting
 change                                        27.2          45.1           2.7          29.9         (71.0)         33.9
Income tax provision (benefit)                 (4.0)          5.2           1.0           0.6            --           2.8
                                         ----------    ----------    ----------    ----------    ----------     ---------
Income (loss) before cumulative
 effect of accounting change                   31.2          39.9           1.7          29.3         (71.0)         31.1
Cumulative effect of accounting
 change                                        (0.4)         (0.4)           --            --           0.4          (0.4)
                                         ----------    ----------    ----------    ----------    ----------     ---------
Net income (loss)                        $     30.8    $     39.5    $      1.7    $     29.3    $    (70.6)    $    30.7
                                         ==========    ==========    ==========    ==========    ==========     =========

                                                                   December 31, 2000 (dollars in millions)
                                             --------------------------------------------------------------------------------
                                                                                         Non-
                                                                                         ----
                                                         Subsidiary     Guarantor      Guarantor   Consolidating Consolidated
                                                         ----------     ---------      ---------   --------------------------
                                              Parent        Issuer     Subsidiaries  Subsidiaries   Adjustments       KCSI
                                             --------    ----------    ------------  ------------    ----------  ----------
Revenues                                     $     --    $    562.4    $     21.1    $     11.0    $    (22.3)   $    572.2
Costs and expenses                               10.0         498.3          17.8          10.6         (22.3)        514.4
                                             --------    ----------    ----------    ----------    ----------    ----------
  Operating income (loss)                       (10.0)         64.1           3.3           0.4            --          57.8
Equity in net earnings (losses) of
 unconsolidated affiliates and
 subsidiaries                                    31.3          22.0            --          22.9         (52.4)         23.8
Interest expense                                 (2.6)        (68.6)         (0.7)         (1.1)          7.2         (65.8)
Other, net                                        4.0           9.0           0.2            --          (7.2)          6.0
                                             --------    ----------    ----------    ----------    ----------    ----------
Income (loss) from continuing
 operations before income taxes                  22.7          26.5           2.8          22.2         (52.4)         21.8
Income tax provision (benefit)                   (2.7)         (2.8)          0.6           1.3            --          (3.6)
                                             --------    ----------    ----------    ----------    ----------    ----------
Income (loss) from continuing
 operations                                      25.4          29.3           2.2          20.9         (52.4)         25.4
Income (loss) from discontinued
 operations                                     363.8            --            --         363.8        (363.8)        363.8
                                             --------    ----------    ----------    ----------    ----------    ----------
 Income (loss) before extraordinary item        389.2          29.3           2.2         384.7        (416.2)        389.2

Extraordinary items, net of income taxes         (8.7)         (1.1)           --          (1.7)          2.8          (8.7)
                                             --------    ----------    ----------    ----------    ----------    ----------
Net income (loss)                            $  380.5    $     28.2    $      2.2    $    383.0    $   (413.4)   $    380.5
                                             ========    ==========    ==========    ==========    ==========    ==========

Page 100

                                                                    December 31, 1999 (dollars in millions)
                                             --------------------------------------------------------------------------------
                                                                                        Non-
                                                                                        ----
                                                          Subsidiary     Guarantor    Guarantor    Consolidating Consolidated
                                                          ----------     ---------    ---------    ------------- ------------
                                               Parent       Issuer     Subsidiaries  Subsidiaries   Adjustments      KCSI
                                             --------    ----------    ----------    ----------    ----------    ----------
Revenues                                     $     --    $    585.2    $     32.9    $     10.3    $    (27.0)   $    601.4
Costs and expenses                               12.7         511.9          29.1          10.6         (27.0)        537.3
                                             --------    ----------    ----------    ----------    ----------    ----------
  Operating income (loss)                       (12.7)         73.3           3.8          (0.3)           --          64.1
Equity in net earnings (losses) of
  unconsolidated affiliates and
  subsidiaries                                   18.0          (5.0)          0.2           2.0         (10.0)          5.2
Interest expense                                (48.7)        (37.3)         (0.8)        (19.3)         48.7         (57.4)
Other, net                                       49.8           4.0           0.1           0.1         (48.7)          5.3
                                             --------    ----------    ----------    ----------    ----------    ----------
Income (loss) from continuing
  operations before income taxes                  6.4          35.0           3.3         (17.5)        (10.0)         17.2
Income tax provision (benefit)                   (3.8)         16.4           1.0          (6.6)           --           7.0
                                             --------    ----------    ----------    ----------    ----------    ----------
Income (loss) from continuing
 operations                                      10.2          18.6           2.3         (10.9)        (10.0)         10.2
Income (loss) from discontinued
 operations                                     313.1            --            --         313.1        (313.1)        313.1
                                             --------    ----------    ----------    ----------    ----------    ----------
Income (loss) before extraordinary item         323.3          18.6           2.3         302.2        (323.1)        323.3
Extraordinary items, net of income taxes           --            --            --            --            --            --
                                             --------    ----------    ----------    ----------    ----------    ----------
Net income (loss)                            $  323.3    $     18.6    $      2.3    $    302.2    $   (323.1)   $    323.3
                                             ========    ==========    ==========    ==========    ==========    ==========

Condensed Consolidating Balance Sheets


                                                              December 31, 2001 (dollars in millions)
                                           ---------------------------------------------------------------------------
                                                                                   Non-
                                                                                   ----
                                                       Subsidiary   Guarantor    Guarantor  Consolidating  Consolidated
                                                       ----------   ---------    ---------  -------------  ------------
                                             Parent      Issuer   Subsidiaries  Subsidiaries  Adjustments     KCSI
                                           --------   ----------   ----------   ----------   ----------    ----------
ASSETS:
     Current assets                        $   25.5   $    223.4   $     22.0   $      6.6   $    (23.1)   $    254.4
     Investments held for
       operating purposes and
       investments in subsidiaries            701.4        413.6           --        376.4     (1,104.6)        386.8
     Properties, net                            0.3      1,287.1         38.2          1.8           --       1,327.4
     Intangibles and other assets               1.7         40.4          1.7          0.1         (1.6)         42.3
                                           --------   ----------   ----------   ----------   ----------    ----------
         Total assets                      $  728.9   $  1,964.5   $     61.9   $    384.9   $ (1,129.3)   $  2,010.9
                                           ========   ==========   ==========   ==========   ==========    ==========
LIABILITIES AND EQUITY:
     Current liabilities                   $    7.2   $    252.3   $      6.9   $     14.2   $    (23.1)   $    257.5
     Long-term debt                             1.3        602.9          2.8          4.7           --         611.7
     Payable to affiliates                      4.8           --          0.6           --         (5.4)           --
     Deferred income taxes                      9.5        350.9          5.2          6.2         (1.6)        370.2
     Other liabilities                         25.8         62.0          3.4           --           --          91.2
     Stockholders equity                      680.3        696.4         43.0        359.8     (1,099.2)        680.3
                                           --------   ----------   ----------   ----------   ----------    ----------
         Total liabilities and  equity     $  728.9   $  1,964.5   $     61.9   $    384.9   $ (1,129.3)   $  2,010.9
                                           ========   ==========   ==========   ==========   ==========    ==========


                                                              December 31, 2000 (dollars in millions)
                                          ---------------------------------------------------------------------------
                                                                                  Non-
                                                                                  ----
                                                     Subsidiary   Guarantor     Guarantor  Consolidating  Consolidated
                                                     ----------   ---------     ---------  -------------  ------------
                                            Parent     Issuer    Subsidiaries  Subsidiaries Adjustments      KCSI
                                          --------   ----------  ------------  ------------ -----------   ----------
ASSETS:
     Current assets                       $   16.9   $    199.7   $     14.6   $     10.1   $    (24.9)   $    216.4
     Investments held for
       operating purposes and
       investments in subsidiaries           666.3        392.2          0.6        343.8     (1,044.7)        358.2
     Properties, net                           0.3      1,282.7         42.6          2.2           --       1,327.8
     Intangibles and other assets              0.2         41.2          2.3          0.3         (1.9)         42.1
                                          --------   ----------   ----------   ----------   ----------    ----------
         Total assets                     $  683.7   $  1,915.8   $     60.1   $    356.4   $ (1,071.5)   $  1,944.5
                                          ========   ==========   ==========   ==========   ==========    ==========

LIABILITIES AND EQUITY:
     Current liabilities                  $   21.8   $    237.5   $      7.2   $      7.8   $    (25.3)   $    249.0
     Long-term debt                            1.6        627.9          3.8          5.1           --         638.4
     Payable to affiliates                     3.4           --           --           --         (3.4)           --
     Deferred income taxes                     7.2        318.2          4.8          3.9         (1.9)        332.2
     Other liabilities                         6.3         72.7          2.5           --           --          81.5
     Stockholders equity                     643.4        659.5         41.8        339.6     (1,040.9)        643.4
                                          --------   ----------   ----------   ----------   ----------    ----------
         Total liabilities and equity     $  683.7   $  1,915.8   $     60.1   $    356.4   $ (1,071.5)   $  1,944.5
                                          ========   ==========   ==========   ==========   ==========    ==========



                                                              December 31, 1999 (dollars in millions)
                                          ---------------------------------------------------------------------------
                                                                                   Non-
                                                                                   ----
                                                     Subsidiary   Guarantor     Guarantor  Consolidating  Consolidated
                                                     ----------   ---------     ---------  -------------  ------------
                                           Parent     Issuer     Subsidiaries  Subsidiaries Adjustments      KCSI
                                          --------   ----------  ------------  ------------ -----------   ----------
ASSETS:
     Current assets                       $    9.9   $    190.7   $     10.8   $     19.4   $    (22.3)   $    208.5
     Investments held for
       operating purposes and
       investments in subsidiaries         1,148.0         41.5          0.6        290.4     (1,143.4)        337.1
     Properties, net                           0.4      1,231.0         43.4          2.6           --       1,277.4
     Intangibles and other assets              8.0         26.6          2.3          0.2         (2.7)         34.4
     Net assets of discontinued
      operations                             814.6           --           --        814.6       (814.6)        814.6
                                          --------   ----------   ----------   ----------   ----------    ----------
         Total assets                     $1,980.9   $  1,489.8   $     57.1   $  1,127.2   $ (1,983.0)   $  2,672.0
                                          ========   ==========   ==========   ==========   ==========    ==========

LIABILITIES AND EQUITY:
     Current liabilities                  $   34.7   $    225.1   $      4.1   $     11.7   $    (21.4)   $    254.2
     Long-term debt                          647.8         90.9          6.0          5.3           --         750.0
     Payable to affiliates                     3.9        398.9          1.5        335.7       (740.0)           --
     Deferred income taxes                     4.9        288.4          5.1          1.6         (2.6)        297.4
     Other liabilities                         6.5         78.6          2.2           --           --          87.3
     Stockholders equity                   1,283.1        407.9         38.2        772.9     (1,219.0)      1,283.1
                                          --------   ----------   ----------   ----------   ----------    ----------
         Total liabilities and equity     $1,980.9   $  1,489.8   $     57.1   $  1,127.2   $ (1,983.0)   $  2,672.0
                                          ========   ==========   ==========   ==========   ==========    ==========

Condensed Consolidating Statements of Cash Flows

                                                             December 31, 2001 (dollars in millions)
                                        ------------------------------------------------------------------------------
                                                                                  Non-
                                                                                  ----
                                                     Subsidiary   Guarantor     Guarantor  Consolidating  Consolidated
                                                     ----------   ---------     ---------  -------------  ------------
                                            Parent     Issuer    Subsidiaries  Subsidiaries Adjustments      KCSI
                                          --------   ----------  ------------  ------------ -----------   ------------
Net cash flows provided by (used for)
  Operating activities:                 $  (10.0)   $     82.0    $     (2.7)   $      7.1    $     (0.3)   $     76.1
                                        --------    ----------    ----------    ----------    ----------    ----------
Investing activities:
    Property acquisitions                     --         (64.5)         (1.4)         (0.1)           --         (66.0)
    Investments in and loans to
     affiliates                               --          (2.5)         (0.1)         (9.0)          3.4          (8.2)
    Repayment of loans to
     affiliates                               --            --            --            --            --            --
    Other, net                                --          13.7           4.1            --           0.7          18.5
                                        --------    ----------    ----------    ----------    ----------    ----------
        Net                                   --         (53.3)          2.6          (9.1)          4.1         (55.7)
                                        --------    ----------    ----------    ----------    ----------    ----------
 Financing activities:
    Proceeds from issuance of long-
     term debt                                --          35.0            --            --            --          35.0
    Repayment of long-term debt               --         (50.0)         (1.0)         (0.3)           --         (51.3)
    Proceeds from loans from
     affiliates                              1.4            --           0.6            --          (2.0)           --
    Repayment of loans from
     affiliates                               --            --            --            --            --            --
    Debt issuance costs                       --          (0.4)           --            --            --          (0.4)
    Proceeds from stock plans                8.9            --            --            --            --           8.9
    Stock repurchased                         --            --            --            --            --            --
    Cash dividends paid                     (0.2)           --            --            --            --          (0.2)
    Other, net                              (0.3)         (9.5)          0.4           2.0          (1.8)         (9.2)
                                        --------    ----------    ----------    ----------    ----------    ----------
        Net                                  9.8         (24.9)           --           1.7          (3.8)        (17.2)
                                        --------    ----------    ----------    ----------    ----------    ----------
Cash and equivalents:
    Net increase (decrease)                 (0.2)          3.8          (0.1)         (0.3)           --           3.2
    At beginning of period                   1.5          19.4           0.1           0.5            --          21.5
                                        --------    ----------    ----------    ----------    ----------    ----------
    At end of year                      $    1.3    $     23.2    $       --    $      0.2    $       --    $     24.7
                                        ========    ==========    ==========    ==========    ==========    ==========

                                                                December 31, 2000 (dollars in millions)
                                        ---------------------------------------------------------------------------------
                                                                                  Non-
                                                                                  ----
                                                     Subsidiary   Guarantor     Guarantor     Consolidating  Consolidated
                                                     ----------   ---------     ---------     -------------  ------------
                                         Parent       Issuer     Subsidiaries  Subsidiaries    Adjustments      KCSI
                                        --------    ----------   ------------  -------------  -------------  ------------
Net cash flows provided by (used for)
  Operating activities:                 $    3.5    $     85.4    $      2.8    $     13.7    $    (28.2)   $     77.2
                                        --------    ----------    ----------    ----------    ----------     ---------
Investing activities:
    Property acquisitions                     --        (102.5)         (2.0)           --            --        (104.5)
    Investments in and loans to
     affiliates                            (43.0)           --            --          (4.6)         43.4          (4.2)
    Repayment of loans to
     affiliates                            544.8            --            --            --        (544.8)           --
Other, net                                   1.1           3.6            --            --           2.2           6.9
                                        --------    ----------    ----------    ----------    ----------     ---------
        Net                                502.9         (98.9)         (2.0)         (4.6)       (499.2)       (101.8)
                                        --------    ----------    ----------    ----------    ----------     ---------
Financing activities:
    Proceeds from issuance of long-
     term debt                             125.0         927.0            --            --            --       1,052.0
    Repayment of long-term debt           (648.3)       (365.7)         (1.2)         (0.2)           --      (1,015.4)
    Proceeds from loans from
     affiliates                               --          74.2           3.8            --         (78.0)           --
    Repayment of loans from
     affiliates                               --        (577.6)           --            --         577.6            --
    Debt issuance costs                       --         (17.6)           --            --            --         (17.6)
    Proceeds from stock plans               17.9            --            --            --            --          17.9
    Stock repurchased                         --            --            --            --            --            --
    Cash dividends paid                     (4.8)        (15.3)         (4.3)         (8.7)         28.3          (4.8)
    Other, net                               0.1           2.3           0.2            --          (0.5)          2.1
                                        --------    ----------    ----------    ----------    ----------     ---------
        Net                               (510.1)         27.3          (1.5)         (8.9)        527.4          34.2
                                        --------    ----------    ----------    ----------    ----------     ---------

Cash and equivalents:
    Net increase (decrease)                 (3.7)         13.8          (0.7)          0.2            --           9.6
    At beginning of period                   5.2           5.6           0.8           0.3            --          11.9
                                        --------    ----------    ----------    ----------    ----------    ----------
    At end of year                      $    1.5    $     19.4    $      0.1    $      0.5    $       --    $     21.5
                                        ========    ==========    ==========    ==========    ==========    ==========

                                                           December 31, 1999 (dollars in millions)
                                        --------------------------------------------------------------------------------
                                                                                   Non-
                                                                                   ----
                                                    Subsidiary    Guarantor      Guarantor    Consolidating Consolidated
                                                    ----------    ---------      ---------    ------------- ------------
                                         Parent        Issuer    Subsidiaries   Subsidiaries   Adjustments      KCSI
                                        --------    ----------   ------------   ------------  ------------- ------------
Net cash flows provided by (used
 for)  Operating activities:            $   21.3    $    142.9    $      2.4    $      0.6    $     10.8    $    178.0
                                        --------    ----------    ----------    ----------    ----------    ----------
Investing activities:
    Property acquisitions                     --        (104.7)         (1.5)           --            --        (106.2)
    Investments in and loans to
     affiliates                             (3.9)           --            --            --            --          (3.9)
    Repayment of loans to
     affiliates                             55.6            --            --            --         (39.0)         16.6
    Other, net                               0.3           4.2           0.7           0.1          (9.0)         (3.7)
                                        --------    ----------    ----------    ----------    ----------    ----------
        Net                                 52.0        (100.5)         (0.8)          0.1         (48.0)        (97.2)
                                        --------    ----------    ----------    ----------    ----------    ----------

Financing activities:
    Proceeds from issuance of long-
     term debt                              21.8            --            --            --            --          21.8
    Repayment of long-term debt            (86.8)        (10.5)           --          (0.2)           --         (97.5)
    Proceeds from loans from
     affiliates                               --            --            --            --            --            --
    Repayment of loans from
     affiliates                               --         (38.3)           --          (1.9)         40.2            --
    Debt issuance costs                     (4.2)           --            --            --            --          (4.2)
    Proceeds from stock plans .             37.0            --            --            --            --          37.0
    Stock repurchased                      (24.6)           --            --            --            --         (24.6)
    Cash dividends paid                    (17.6)           --            --            --            --         (17.6)
    Other, net                               6.1           6.9          (1.5)         (1.8)          0.9          10.6
                                        --------    ----------    ----------    ----------    ----------    ----------
        Net                                (68.3)        (41.9)         (1.5)         (3.9)         41.1         (74.5)
                                        --------    ----------    ----------    ----------    ----------    ----------

Cash and equivalents:
    Net increase (decrease)                  5.0           0.5           0.1          (3.2)          3.9           6.3
    At beginning of year                     0.2           5.1           0.7           3.5          (3.9)          5.6
                                        --------    ----------    ----------    ----------    ----------    ----------
    At end of year                      $    5.2    $      5.6    $      0.8    $      0.3    $       --    $     11.9
                                        ========    ==========    ==========    ==========    ==========    ==========

Note 15.  Subsequent Events
---------------------------

The Company and Grupo TMM have resolved their previously announced dispute over resolutions adopted at the Grupo TFM shareholders meetings held at the end of last year authorizing, among other things, the payment of a dividend by Grupo TFM and TFM's entry into a long-term lease with Mexrail for the northern half of the international railway bridge at Laredo, Texas. On March 26, 2002, the 18th Civil Court of Mexico, D.F. issued an order declaring the Ordinary General Meeting of Shareholders held on December 21, 2001, which adopted resolutions authorizing the payment of a dividend, null and void. As a result of that court order, the dividend payment declared to the parties to the lawsuit, our subsidiary NAFTA Rail, S.A. de C.V. and Grupo TMM's subsidiary TMM Multimodal, S.A. de C.V., has been determined to be null and void. In addition, the dispute over the Mexrail-TFM bridge lease has been resolved by i) the termination of that lease; ii) a judicial settlement between the parties and the withdrawal from the action filed with the 14th Civil Court of Mexico, D.F.; and iii) the Company's dismissal of the lawsuit it had filed in Delaware.

The Company, Grupo TMM, and certain of their affiliates entered into an agreement on February 27, 2002 with TFM to sell to TFM all of the common stock of Mexrail. Mexrail owns the northern half of the international railway bridge at Laredo and all of the common stock of Tex Mex. The sale closed on March 27, 2002 and the Company received approximately $31.4 million for its 49% interest in Mexrail. The Company intends to use the proceeds from the sale to reduce debt. Although the Company no longer directly owns 49% of Mexrail, it retains an indirect ownership through its ownership of Grupo TFM. The Company is currently evaluating the accounting treatment for this transaction.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The information regarding the Company's Change in and Disagreements with Accountants on Accounting and Financial Disclosures is set forth under Item 4 of the Company's Form 8-K dated June 20, 2001, which is hereby incorporated by reference.

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


Item 13.          Certain Relationships and Related Transactions

The information set forth in response to Item 404 of Regulation S-K under the heading "Compensation Committee Interlocks and Insider Participation; Certain Relationships and Related Transactions" in the Company's Proxy Statement is incorporated by reference in response to this Item 13.

                                     Part IV

Item 14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)     List of Documents filed as part of this Report

(1)     Financial Statements

The financial statements and related notes, together with the report of KPMG LLP dated February 25, 2002 and the report of PricewaterhouseCoopers LLP dated March 22, 2001, appear in Part II Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

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

(2) Plan of acquisition, reorganization, arrangement, liquidation or succession (Inapplicable)

(3)     Articles of Incorporation and Bylaws

        Articles of Incorporation
        -------------------------

        3.1 Exhibit 3.1 to the Company's Registration Statement on Form S-4 originally filed January 25, 2001 (Registration No. 333-54262), as amended and declared effective on March 15, 2001 (the "S-4 Registration Statement"), Restated Certificate of Incorporation, as amended, is hereby incorporated by reference as Exhibit 3.1

        Bylaws
        ------

        3.2 Exhibit 3.2 to the Company's Form 10-Q for the quarter ended March 31, 2001 (Commission File No. 1-4717), The Company's By-Laws, as amended and restated to May 2, 2001, is hereby incorporated by reference as Exhibit 3.2

(4)     Instruments Defining the Right of Security Holders, Including Indentures

        4.1 The Fourth, Seventh, Eighth, Eleventh, Twelfth, Thirteenth, Fourteenth, Fifteenth and Sixteenth paragraphs of Exhibit 3.1 hereto are incorporated by reference as Exhibit 4.1

        4.2       Article I, Sections 1, 3 and 11 of Article II, Article V and
                  Article VIII of Exhibit 3.2 hereto are incorporated by reference as Exhibit 4.2

        4.3 The Indenture, dated July 1, 1992 between the Company and The Chase Manhattan Bank (the "1992 Indenture") which is attached as Exhibit 4 to the Company's Shelf Registration of $300 million of Debt Securities on Form S-3 filed June 19, 1992 (Registration No. 33-47198) and as Exhibit 4(a) to the Company's Form S-3 filed March 29, 1993 (Registration No. 33-60192) registering $200 million of Debt Securities, is hereby incorporated by reference as Exhibit 4.3

        4.3.1 Exhibit 4.5.1 to the Company's Form 10-K for the fiscal year ended December 31, 1999 (Commission File No. 1-4717), Supplemental Indenture dated December 17, 1999 to the 1992 Indenture with respect to the 7.875% Notes Due July 1, 2002 issued pursuant to the 1992 Indenture, is hereby incorporated by reference as Exhibit 4.3.1

        4.3.2 Exhibit 4.5.2 to the Company's Form 10-K for the fiscal year ended December 31, 1999 (Commission File No. 1-4717), Supplemental Indenture dated December 17, 1999 to the 1992 Indenture with respect to the 6.625% Notes Due March 1, 2005 issued pursuant to the 1992 Indenture, is hereby incorporated by reference as Exhibit 4.3.2

        4.3.3 Exhibit 4.5.3 to the Company's Form 10-K for the fiscal year ended December 31, 1999 (Commission File No. 1-4717), Supplemental Indenture dated December 17, 1999 to the 1992 Indenture with respect to the 8.8% Debentures Due July 1, 2022 issued pursuant to the 1992 Indenture, is hereby incorporated by reference as Exhibit 4.3.3

        4.3.4 Exhibit 4.5.4 to the Company's Form 10-K for the fiscal year ended December 31, 1999 (Commission File No. 1-4717), Supplemental Indenture dated December 17, 1999 to the 1992 Indenture with respect to the 7% Debentures Due December 15, 2025 issued pursuant to the 1992 Indenture, is hereby incorporated by reference as Exhibit 4.3.4

        4.4 Exhibit 99 to the Company's Form 8-A dated October 24, 1995 (Commission File No. 1-4717), which is the Stockholder Rights Agreement by and between the Company and Harris Trust and Savings Bank dated as of September 19, 1995, is hereby incorporated by reference as Exhibit 4.4

        4.5 Exhibit 4.1 to the Company's S-4 Registration Statement (Registration No. 333-54262), the Indenture, dated as of September 27, 2000, among the Company, The Kansas City Southern Railway Company ("KCSR"), certain other subsidiaries of the Company and The Bank of New York, as trustee (the "2000 Indenture"), is hereby incorporated by reference as Exhibit 4.5

        4.5.1 Exhibit 4.1.1 to the Company's S-4 Registration Statement (Registration No. 333-54262), Supplemental Indenture, dated as of January 29, 2001, to the 2000 Indenture, among the Company, KCSR, certain other subsidiaries of the Company and The Bank of New York, as trustee, is hereby incorporated by reference as Exhibit 4.5.1

        4.6 Form of Exchange Note (included as Exhibit B to Exhibit 4.5.1 hereto)

        4.7 Exhibit 4.3 to the Company's S-4 Registration Statement (Registration No. 333-54262), the Exchange and Registration Rights Agreement, dated as of September 27, 2000, among the Company, KCSR, certain other subsidiaries of the Company, is hereby incorporated by reference as Exhibit 4.7

(9)     Voting Trust Agreement
        (Inapplicable)

(10)    Material Contracts

        10.1 Form of Officer Indemnification Agreement is attached hereto as Exhibit 10.1

        10.2 Form of Director Indemnification Agreement is attached hereto as Exhibit 10.2

        10.3      The 1992 Indenture (See Exhibit 4.3)

        10.4.1 Supplemental Indenture dated December 17, 1999 to the 1992 Indenture with respect to the 7.875% Notes Due July 1, 2002 issued pursuant to the 1992 Indenture (See Exhibit 4.3.1)

        10.4.2 Supplemental Indenture dated December 17, 1999 to the 1992 Indenture with respect to the 6.625% Notes Due March 1, 2005 issued pursuant to the 1992 Indenture (See Exhibit 4.3.2)

        10.4.3 Supplemental Indenture dated December 17, 1999 to the 1992 Indenture with respect to the 8.8% Debentures Due July 1, 2022 issued pursuant to the 1992 Indenture (See Exhibit 4.3.3)

        10.4.4 Supplemental Indenture dated December 17, 1999 to the 1992 Indenture with respect to the 7% Debentures Due December 15, 2025 issued pursuant to the 1992 Indenture (See Exhibit 4.3.4)

        10.5 Exhibit 10.1 to the Company's Form 10-Q for the period ended March 31, 1997 (Commission File No. 1-4717), The Kansas City Southern Railway Company Directors' Deferred Fee Plan as adopted August 20, 1982 and the amendment thereto effective March 19, 1997 to such plan, is hereby incorporated by reference as Exhibit 10.5

        10.6 Exhibit 10.4 to the Company's Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 1-4717), Description of the Company's 1991 incentive compensation plan, is hereby incorporated by reference as Exhibit 10.6

        10.7 Exhibit 10.18 to the Company's Form 10-K/A for the year ended December 31, 1996 (Commission File No. 1-4717), Directors Deferred Fee Plan, adopted August 20, 1982, amended and restated February 1, 1997, is hereby incorporated by reference as Exhibit 10.7

        10.8 Exhibit 4.4 to the Company's Form S-8 filed April 4, 2001 (Registration No. 333-58250), Kansas City Southern Industries, Inc. 1991 Amended and Restated Stock Option and Performance Award Plan, as amended and restated effective as of February 27, 2001, is hereby incorporated by reference as Exhibit 10.8

        10.9 Exhibit 10.8 to the Company's S-4 Registration Statement (Registration No. 333-54262), Tax Disaffiliation Agreement, dated October 23, 1995, by and between the Company and DST Systems, Inc., is hereby incorporated by reference as Exhibit 10.9

        10.10 Exhibit 4.8 to the Company's Form S-8 filed on December 14, 2000 (Registration No. 333-51854), the Kansas City Southern Industries, Inc. 401(k) and Profit Sharing Plan, is hereby incorporated by reference as Exhibit 10.10

        10.11 Exhibit 10.10 to the Company's S-4 Registration Statement (Registration No. 333-54262), the Assignment, Consent and Acceptance Agreement, dated August 10, 1999, by and among the Company, DST Systems, Inc. and Stilwell Financial, Inc., is hereby incorporated by reference as Exhibit 10.11

        10.12 Employment Agreement, as amended and restated January 1, 2001, by and among the Company, KCSR and Michael R. Haverty, is attached hereto as Exhibit 10.12

        10.13 Exhibit 10.14 to the Company's S-4 Registration Statement (Registration No. 333-54262), Employment Agreement, dated January 1, 1999, by and among the Company, KCSR and Gerald K. Davies, is hereby incorporated by reference as Exhibit 10.13

        10.13.1 Amendment to Employment Agreement, dated as of January 1, 2001, by and among the Company, KCSR and Gerald K. Davies is attached hereto as Exhibit 10.13.1

        10.14 Employment Agreement, as amended and restated January 1, 2001, by and between the Company and Robert H. Berry, is attached hereto as Exhibit 10.14

        10.15 Employment Agreement, as amended and restated effective as of January 1, 2001, between the Company, KCSR and Albert W. Rees is attached hereto as Exhibit 10.15

        10.16 Employment Agreement dated as of August 1, 2001, as amended by the Amendment to Employment Agreement dated as of August 1, 2001, by and among the Company, KCSR and William J. Pinamont, is attached hereto as Exhibit 10.16

        10.17 Exhibit 10.18 to the Company's Form 10-K for the year ended December 31, 1998 (Commission File No. 1-4717), Kansas City Southern Industries, Inc. Executive Plan, as amended and restated effective November 17, 1998, is hereby incorporated by reference as Exhibit 10.17

        10.18 Exhibit 10.19 to the Company's Form 10-K/A for the year ended December 31, 1998 (Commission File No. 1-4717), Stock Purchase Agreement, dated April 13, 1984, by and among Kansas City Southern Industries, Inc., Thomas H. Bailey, William C. Mangus, Bernard E. Niedermeyer III, Michael Stolper, and Jack
                  R. Thompson is hereby incorporated by reference as Exhibit
                  10.18

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

        10.18.2 Exhibit 10.19.2 to the Company's Form 10-K/A for the year ended December 31, 1998 (Commission File No. 1-4717), Second Amendment to Stock Purchase Agreement, dated March 18, 1988, by and among Kansas City Southern Industries, Inc., Thomas H. Bailey, Michael Stolper, and Jack R. Thompson is hereby incorporated by reference as Exhibit 10.18.2

        10.18.3 Exhibit 10.19.3 to the Company's Form 10-K/A for the year ended December 31, 1998 (Commission File No. 1-4717), Third Amendment to Stock Purchase Agreement, dated February 5, 1990, by and among Kansas City Southern Industries, Inc., Thomas H. Bailey, Michael Stolper, and Jack R. Thompson is hereby incorporated by reference as Exhibit 10.18.3

        10.18.4 Exhibit 10.19.4 to the Company's Form 10-K/A for the year ended December 31, 1998 (Commission File No. 1-4717), Fourth Amendment to Stock Purchase Agreement, dated January 1, 1991, by and among Kansas City Southern Industries, Inc., Thomas H. Bailey, Michael Stolper, and Jack R. Thompson is hereby incorporated by reference as Exhibit 10.18.4

        10.18.5 Exhibit 10.19.5 to the Company's Form 10-K/A for the year ended December 31, 1998 (Commission File No. 1-4717), Assignment and Assumption Agreement and Fifth Amendment to Stock Purchase Agreement, dated November 19, 1999, by and among Kansas City Southern Industries, Inc., Stilwell Financial, Inc., Thomas H. Bailey and Michael Stolper is hereby incorporated by reference as Exhibit 10.18.5

        10.19 Exhibit 10.19 to the Company's Form 10-K for the year ended December 31, 1999 (Commission File No. 1-4717), Credit Agreement dated as of January 11, 2000 among Kansas City Southern Industries, Inc., The Kansas City Southern Railway Company and the lenders named therein (the "Credit Agreement"), is hereby incorporated by reference as Exhibit 10.19

        10.19.1 Exhibit 10.20.1 to the Company's S-4 Registration Statement (Registration No. 333-54262), First Amendment to the Credit Agreement, dated as of June 30, 2000, among the Company, KCSR, the lenders parties thereto and The Chase Manhattan Bank, as administrative agent, collateral agent, issuing bank and swingline lender, is hereby incorporated by reference as
                  Exhibit 10.19.1

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

        10.23 Supplemental Indenture, dated as of January 29, 2001, to the 2000 Indenture (See Exhibit 4.5.1)

        10.24 Exhibit 10.23 to the Company's S-4 Registration Statement (Registration No. 333-54262), Intercompany Agreement, dated as of August 16, 1999, between the Company and Stilwell Financial Inc., is hereby incorporated by reference as Exhibit 10.24

        10.25 Exhibit 10.24 to the Company's S-4 Registration Statement (Registration No. 333-54262), Tax Disaffiliation Agreement, dated as of August 16, 1999, between the Company and Stilwell Financial Inc., is hereby incorporated by reference as Exhibit 10.25

        10.26 Exhibit 10.25 to the Company's S-4 Registration Statement (Registration No. 333- 54262), Pledge Agreement, dated as of January 11, 2000, among the Company, KCSR, the subsidiary pledgors party thereto and The Chase Manhattan Bank, as Collateral Agent (the "Pledge Agreement"), is hereby incorporated by reference as Exhibit 10.26

        10.27 Exhibit 10.26 to the Company's S-4 Registration Statement (Registration No. 333-54262), Guarantee Agreement, dated as of January 11, 2000, among the Company, the subsidiary guarantors party thereto and The Chase Manhattan Bank, as Collateral Agent (the "Guarantee Agreement"), is hereby incorporated by reference as Exhibit 10.27

        10.28 Exhibit 10.27 to the Company's S-4 Registration Statement (Registration No. 333-54262), Security Agreement, dated as of January 11, 2000, among the Company, KCSR, the subsidiary guarantors party thereto and The Chase Manhattan Bank, as Collateral Agent (the "Security Agreement"), is hereby incorporated by reference as Exhibit 10.28

        10.29 Exhibit 10.28 to the Company's S-4 Registration Statement (Registration No. 333-54262), Indemnity, Subrogation and Contribution Agreement, dated as of January 11, 2000, among the Company, KCSR, the subsidiary guarantors party thereto and The Chase Manhattan Bank, as Collateral Agent (the "Indemnity, Subrogation and Contribution Agreement"), is hereby incorporated by reference as Exhibit 10.29

        10.30 Exhibit 10.29 to the Company's S-4 Registration Statement (Registration No. 333-54262), Supplement No. 1, dated as of January 29, 2001, to the Pledge Agreement, among PABTEX GP, LLC, SIS Bulk Holding, Inc. and The Chase Manhattan Bank, as Collateral Agent, is hereby incorporated by reference as
                  Exhibit 10.30

        10.31 Exhibit 10.30 to the Company's S-4 Registration Statement (Registration No. 333-54262), Supplement No. 1, dated as of January 29, 2001, to the Guarantee Agreement, among PABTEX GP, LLC, SIS Bulk Holding, Inc. and The Chase Manhattan Bank, as Collateral Agent, is hereby incorporated by reference as
                  Exhibit 10.31

        10.32 Exhibit 10.31 to the Company's S-4 Registration Statement (Registration No. 333-54262), Supplement No. 1, dated as of January 29, 2001, to the Security Agreement, among PABTEX GP, LLC, SIS Bulk Holding, Inc. and The Chase Manhattan Bank, as Collateral Agent, is hereby incorporated by reference as
                  Exhibit 10.32

        10.33 Exhibit 10.32 to the Company's S-4 Registration Statement (Registration No. 333-54262), Supplement No. 1, dated as of January 29, 2001, to the Indemnity, Subrogation and Contribution Agreement, among PABTEX GP, LLC, SIS Bulk Holding, Inc. and The Chase Manhattan Bank, as Collateral Agent, is hereby incorporated by reference as Exhibit 10.33

        10.34 Lease Agreement, as amended, between The Kansas City Southern Railway Company and Broadway Square Partners LLP dated June 26, 2001 is attached hereto as Exhibit 10.34

(11)    Statement Re Computation of Per Share Earnings
        (Inapplicable)

(12)    Statements Re Computation of Ratios

        12.1 The Computation of Ratio of Earnings to Fixed Charges prepared pursuant to Item 601(b)(12) of Regulation S-K is attached to this Form 10-K as Exhibit 12.1

(13) Annual Report to Security Holders, Form 10-Q or Quarterly Report to Security Holders (Inapplicable)

(16)    Letter Re Change in Certifying Accountant

        16.1 The information set forth under Item 4 and Exhibit 16.1 of the Company's Form 8-K dated June 20, 2001 (Commission File No. 1-4717) prepared pursuant to Item 304 (a) of Regulation S-K is hereby incorporated by reference as Exhibit 16.1

(18)    Letter Re Change in Accounting Principles
        (Inapplicable)

(21)    Subsidiaries of the Company

        21.1 The list of the Subsidiaries of the Company prepared pursuant to Item 601(b)(21) of Regulation S-K is attached to this Form 10-K as Exhibit 21.1

(22) Published Report Regarding Matters Submitted to Vote of Security Holders (Inapplicable)

(23)    Consents of Experts and Counsel

        23.1      The Consents of Independent Accountants prepared pursuant to
                  Item 601(b)(23) of Regulation S-K are attached to this Form 10-K as Exhibit 23.1

(24)    Power of Attorney
        (Inapplicable)

(99)    Additional Exhibits

        99.1 The consolidated financial statements of Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. (including the notes thereto and the Report of Independent Accountants thereon) as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001 as listed under Item 14(a)(2) herein, are hereby included in this Form 10-K as
                  Exhibit 99.1


(b)      Reports on Form 8-K

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

        The Company filed a Current Report on Form 8-K on December 11, 2001, under Item 5 of such form, providing cautionary statements for purposes of the "safe harbor" provisions of the Private Securities Legislation Reform Act of 1995.

        The Company furnished a Current Report on Form 8-K dated January 7, 2002 announcing the date of its fourth quarter and year end earnings release and conference call. The information included in this Current Report on Form 8-K was furnished pursuant to Item 9 and shall not be deemed to be filed.

        The Company filed a Current Report on Form 8-K on January 15, 2002, under Item 5 of such form, announcing that Mexican courts have agreed to hear the legal actions initiated by a subsidiary of the Company challenging certain resolutions adopted by Grupo TFM.

        The Company furnished a Current Report on Form 8-K dated January 31, 2002 reporting its fourth quarter and year to date 2001 operating results. The information included in this Current Report on Form 8-K was furnished pursuant to Item 9 and shall not be deemed to be filed.

SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Kansas City Southern Industries, Inc.

March 28, 2002                          By:         /s/ M.R. Haverty
                                            ------------------------------------
                                                       M.R. Haverty
                                                    Chairman, President,
                                                      Chief Executive
                                                    Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 28, 2002.

             Signature                                 Capacity
             ---------                                 --------


           /s/ M.R. Haverty            Chairman, President, Chief Executive
----------------------------------       Officer and Director
             M.R. Haverty


           /s/ G.K. Davies             Executive Vice President
----------------------------------
              G.K Davies


           /s/ R.H. Berry              Senior Vice President and Chief Financial
----------------------------------       Officer
           R.H. Berry                      (Principal Financial Officer)



           /s/ L.G. Van Horn           Vice President and Comptroller
----------------------------------       (Principal Accounting Officer)
             L.G. Van Horn


           /s/ A.E. Allinson           Director
----------------------------------
             A.E. Allinson


           /s/ M.G. Fitt               Director
----------------------------------
               M.G. Fitt


           /s/ J.R. Jones              Director
----------------------------------
              J.R. Jones


           /s/ L.H. Rowland            Director
----------------------------------
             L.H. Rowland


           /s/ B.G. Thompson           Director
----------------------------------
             B.G. Thompson


           /s/ R.E. Slater             Director
----------------------------------
              R.E. Slater

                      KANSAS CITY SOUTHERN INDUSTRIES, INC.
                          2001 FORM 10-K ANNUAL REPORT
                                INDEX TO EXHIBITS

                                                                                                     Regulation S-K
Exhibit                                                                                                Item 601(b)
  No.                                             Document                                           Exhibit No.
------                                            --------                                           --------------
10.1                     Form of Officer Indemnification Agreement                                        10

10.2                     Form of Director Indemnification Agreement                                       10

10.12                    Employment Agreement, as amended and restated January 1, 2001, by
                         and among the Company, KCSR and Michael R. Haverty                               10

10.13.1                  Amendment to Employment Agreement, dated as of January 1, 2001, by
                         and among the Company, KCSR and Gerald K. Davies                                 10

10.14                    Employment Agreement, as amended and restated January 1, 2001, by
                         and between the Company and Robert H. Berry                                      10

10.15                    Employment Agreement, as amended and restated effective as of
                         January 1, 2001 between the Company, KCSR and Albert W. Rees                     10

10.16                    Employment Agreement dated as of August 1, 2001, as amended by the
                         Amendment to Employment Agreement, dated as of August, 1, 2001, by
                         and among the Company, KCSR and William J. Pinamont                              10

10.34                    Lease Agreement, as amended, between The Kansas City Southern Railway
                         Company and Broadway Square Partners LLP, dated June 26, 2001                    10

12.1                     Computation of Ratio of Earnings to Fixed Charges                                12

21.1                     Subsidiaries of the Company                                                      21

23.1                     Consents of Independent Accountants                                              23

99.1                     Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. consolidated financial statements as of December 31, 2001 and 2000 and for each of the
                         three years in the period ended December 31, 2001                                99

                                           -----------------------------