Form 10-K/A
period 2001-12-31
KANSAS CITY SOUTHERN INDUSTRIES INC
filed 2002-04-02
CIK 54480

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

          Securities registered pursuant to Section 12 (b) of the Act:

                                                    Name of each exchange on
         Title of each class                             which registered
----------------------------------------            ------------------------
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

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the following documents are incorporated herein by reference into Part of the Form 10-K as indicated:

Document                               Part of Form 10-K into which incorporated
------------------------------------   -----------------------------------------
Company's Definitive Proxy Statement                               Parts I, III
for the 2002 Annual Meeting of
Stockholders, which will be filed
no later than 120 days after
December 31, 2001

Explanatory Note

In the first amendment to the Registrant's Form 10-K for the year ended December 31, 2001, the Registrant hereby amends the unnumbered item in Part III to correct certain dates related to the Company's annual meeting of stockholders. The Registrant also amends Item 14(a)(1) to correct the reference to the KPMG LLP report date to March 28, 2002.

                                    Part III

The Company has incorporated by reference certain responses to the Items of this
Part III pursuant to Rule 12b-23 under the Exchange Act and General Instruction G(3) to Form 10-K. The Company's definitive proxy statement for the annual meeting of stockholders scheduled for May 2, 2002 ("Proxy Statement") will be filed no later than 120 days after December 31, 2001.

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

                                     Part IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   List of Documents filed as part of this Report

(1)   Financial Statements

The financial statements and related notes, together with the report of KPMG LLP dated March 28, 2002 and the report of PricewaterhouseCoopers LLP dated March 22, 2001, appear in Part II Item 8, Financial Statements and Supplementary Data, of the Form 10-K for the year ended December 31, 2001.

(2)   Financial Statement Schedules

The schedules and exhibits for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission appear in Part
II Item 8, Financial Statements and Supplementary Data, under the Index to Financial Statements of the Form 10-K for the year ended December 31, 2001.

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

(10)  Material Contracts

    10.1 Form of Officer Indemnification Agreement is attached to the Form 10-K for the year ended December 31, 2001 as Exhibit 10.1

    10.2 Form of Director Indemnification Agreement is attached to the Form 10-K for the year ended December 31, 2001 as Exhibit 10.2

    10.3    The 1992 Indenture (See Exhibit 4.3)

    10.4.1 Supplemental Indenture dated December 17, 1999 to the 1992 Indenture with respect to the 7.875% Notes Due July 1, 2002 issued pursuant to the 1992 Indenture (See Exhibit 4.3.1)

    10.4.2 Supplemental Indenture dated December 17, 1999 to the 1992 Indenture with respect to the 6.625% Notes Due March 1, 2005 issued pursuant to the 1992 Indenture (See Exhibit 4.3.2)

    10.4.3 Supplemental Indenture dated December 17, 1999 to the 1992 Indenture with respect to the 8.8% Debentures Due July 1, 2022 issued pursuant to the 1992 Indenture (See Exhibit 4.3.3)

    10.4.4 Supplemental Indenture dated December 17, 1999 to the 1992 Indenture with respect to the 7% Debentures Due December 15, 2025 issued pursuant to the 1992 Indenture (See Exhibit 4.3.4)

    10.5 Exhibit 10.1 to the Company's Form 10-Q for the period ended March 31, 1997 (Commission File No. 1-4717), The Kansas City Southern Railway Company Directors' Deferred Fee Plan as adopted August 20, 1982 and the amendment thereto effective March 19, 1997 to such plan, is hereby incorporated by reference as Exhibit 10.5

    10.6 Exhibit 10.4 to the Company's Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 1-4717), Description of the Company's 1991 incentive compensation plan, is hereby incorporated by reference as Exhibit 10.6

    10.7 Exhibit 10.18 to the Company's Form 10-K/A for the year ended December 31, 1996 (Commission File No. 1-4717), Directors Deferred Fee Plan, adopted August 20, 1982, amended and restated February 1, 1997, is hereby incorporated by reference as Exhibit 10.7

    10.8 Exhibit 4.4 to the Company's Form S-8 filed April 4, 2001 (Registration No. 333-58250), Kansas City Southern Industries, Inc. 1991 Amended and Restated Stock Option and Performance Award Plan, as amended and restated effective as of February 27, 2001, is hereby incorporated by reference as Exhibit 10.8

    10.9 Exhibit 10.8 to the Company's S-4 Registration Statement (Registration No. 333-54262), Tax Disaffiliation Agreement, dated October 23, 1995, by and between the Company and DST Systems, Inc., is hereby incorporated by reference as Exhibit 10.9

    10.10 Exhibit 4.8 to the Company's Form S-8 filed on December 14, 2000 (Registration No. 333-51854), the Kansas City Southern Industries, Inc. 401(k) and Profit Sharing Plan, is hereby incorporated by reference as Exhibit 10.10

    10.11 Exhibit 10.10 to the Company's S-4 Registration Statement (Registration No. 333-54262), the Assignment, Consent and Acceptance Agreement, dated August 10, 1999, by and among the Company, DST Systems, Inc. and Stilwell Financial, Inc., is hereby incorporated by reference as Exhibit 10.11

    10.12 Employment Agreement, as amended and restated January 1, 2001, by and among the Company, KCSR and Michael R. Haverty, is attached to the Form 10-K for the year ended December 31, 2001 as Exhibit 10.12

    10.13 Exhibit 10.14 to the Company's S-4 Registration Statement (Registration No. 333-54262), Employment Agreement, dated January 1, 1999, by and among the Company, KCSR and Gerald K. Davies, is hereby incorporated by reference as Exhibit 10.13

    10.13.1 Amendment to Employment Agreement, dated as of January 1, 2001, by and among the Company, KCSR and Gerald K. Davies is attached to the Form 10-K for the year ended December 31, 2001 as Exhibit 10.13.1

    10.14 Employment Agreement, as amended and restated January 1, 2001, by and between the Company and Robert H. Berry, is attached to the Form 10-K for the year ended December 31, 2001 as Exhibit 10.14

    10.15 Employment Agreement, as amended and restated effective as of January 1, 2001, between the Company, KCSR and Albert W. Rees is attached to the Form 10-K for the year ended December 31, 2001 as Exhibit 10.15

    10.16 Employment Agreement dated as of August 1, 2001, as amended by the Amendment to Employment Agreement dated as of August 1, 2001, by and among the Company, KCSR and William J. Pinamont, is attached to the Form 10-K for the year ended December 31, 2001 as Exhibit 10.16

    10.17 Exhibit 10.18 to the Company's Form 10-K for the year ended December 31, 1998 (Commission File No. 1-4717), Kansas City Southern Industries, Inc. Executive Plan, as amended and restated effective November 17, 1998, is hereby incorporated by reference as Exhibit 10.17

    10.18 Exhibit 10.19 to the Company's Form 10-K/A for the year ended December 31, 1998 (Commission File No. 1-4717), Stock Purchase Agreement, dated April 13, 1984, by and among Kansas City Southern Industries, Inc., Thomas H. Bailey, William C. Mangus, Bernard E. Niedermeyer III, Michael Stolper, and Jack R. Thompson is hereby incorporated by reference as Exhibit 10.18

    10.18.1 Exhibit 10.19.1 to the Company's Form 10-K/A for the year ended December 31, 1998 (Commission File No. 1-4717), Amendment to Stock Purchase Agreement, dated January 4, 1985, by and among Kansas City Southern Industries, Inc., Thomas H. Bailey, Bernard E. Niedermeyer III, Michael Stolper, and Jack R. Thompson is hereby incorporated by reference as Exhibit 10.18.1

    10.18.2 Exhibit 10.19.2 to the Company's Form 10-K/A for the year ended December 31, 1998 (Commission File No. 1-4717), Second Amendment to Stock Purchase Agreement, dated March 18, 1988, by and among Kansas City Southern Industries, Inc., Thomas H. Bailey, Michael Stolper, and Jack R. Thompson is hereby incorporated by reference as Exhibit 10.18.2

    10.18.3 Exhibit 10.19.3 to the Company's Form 10-K/A for the year ended December 31, 1998 (Commission File No. 1-4717), Third Amendment to Stock Purchase Agreement, dated February 5, 1990, by and among Kansas City Southern Industries, Inc., Thomas H. Bailey, Michael Stolper, and Jack R. Thompson is hereby incorporated by reference as
            Exhibit 10.18.3


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

    10.23 Supplemental Indenture, dated as of January 29, 2001, to the 2000 Indenture (See Exhibit 4.5.1)

    10.24 Exhibit 10.23 to the Company's S-4 Registration Statement (Registration No. 333-54262), Intercompany Agreement, dated as of August 16, 1999, between the Company and Stilwell Financial Inc., is hereby incorporated by reference as Exhibit 10.24

    10.25 Exhibit 10.24 to the Company's S-4 Registration Statement (Registration No. 333-54262), Tax Disaffiliation Agreement, dated as of August 16, 1999, between the Company and Stilwell Financial Inc., is hereby incorporated by reference as Exhibit 10.25

    10.26 Exhibit 10.25 to the Company's S-4 Registration Statement (Registration No. 333- 54262), Pledge Agreement, dated as of January 11, 2000, among the Company, KCSR, the subsidiary pledgors party thereto and The Chase Manhattan Bank, as Collateral Agent (the "Pledge Agreement"), is hereby incorporated by reference as Exhibit 10.26

    10.27 Exhibit 10.26 to the Company's S-4 Registration Statement (Registration No. 333-54262), Guarantee Agreement, dated as of January 11, 2000, among the Company, the subsidiary guarantors party thereto and The Chase Manhattan Bank, as Collateral Agent (the "Guarantee Agreement"), is hereby incorporated by reference as
            Exhibit 10.27

    10.28 Exhibit 10.27 to the Company's S-4 Registration Statement (Registration No. 333-54262), Security Agreement, dated as of January 11, 2000, among the Company, KCSR, the subsidiary guarantors party thereto and The Chase Manhattan Bank, as Collateral Agent (the "Security Agreement"), is hereby incorporated by reference as
            Exhibit 10.28

    10.29 Exhibit 10.28 to the Company's S-4 Registration Statement (Registration No. 333-54262), Indemnity, Subrogation and Contribution Agreement, dated as of January 11, 2000, among the Company, KCSR, the subsidiary guarantors party thereto and The Chase Manhattan Bank, as Collateral Agent (the "Indemnity, Subrogation and Contribution Agreement"), is hereby incorporated by reference as
            Exhibit 10.29

    10.30 Exhibit 10.29 to the Company's S-4 Registration Statement (Registration No. 333-54262), Supplement No. 1, dated as of January 29, 2001, to the Pledge Agreement, among PABTEX GP, LLC, SIS Bulk Holding, Inc. and The Chase Manhattan Bank, as Collateral Agent, is hereby incorporated by reference as Exhibit 10.30

    10.31 Exhibit 10.30 to the Company's S-4 Registration Statement (Registration No. 333-54262), Supplement No. 1, dated as of January 29, 2001, to the Guarantee Agreement, among PABTEX GP, LLC, SIS Bulk Holding, Inc. and The Chase Manhattan Bank, as Collateral Agent, is hereby incorporated by reference as Exhibit 10.31

    10.32 Exhibit 10.31 to the Company's S-4 Registration Statement (Registration No. 333-54262), Supplement No. 1, dated as of January 29, 2001, to the Security Agreement, among PABTEX GP, LLC, SIS Bulk Holding, Inc. and The Chase Manhattan Bank, as Collateral Agent, is hereby incorporated by reference as Exhibit 10.32

    10.33 Exhibit 10.32 to the Company's S-4 Registration Statement (Registration No. 333-54262), Supplement No. 1, dated as of January 29, 2001, to the Indemnity, Subrogation and Contribution Agreement, among PABTEX GP, LLC, SIS Bulk Holding, Inc. and The Chase Manhattan Bank, as Collateral Agent, is hereby incorporated by reference as
            Exhibit 10.33

    10.34 Lease Agreement, as amended, between The Kansas City Southern Railway Company and Broadway Square Partners LLP dated June 26, 2001 is attached to the Form 10-K for the year ended December 31, 2001 as Exhibit 10.34

(11)  Statement Re Computation of Per Share Earnings
      (Inapplicable)

(12)  Statements Re Computation of Ratios

      12.1 The Computation of Ratio of Earnings to Fixed Charges prepared pursuant to Item 601(b)(12) of Regulation S-K is attached to the Form 10-K for the year ended December 31, 2001 as Exhibit 12.1

(13) Annual Report to Security Holders, Form 10-Q or Quarterly Report to Security Holders
      (Inapplicable)

(16)  Letter Re Change in Certifying Accountant

      16.1 The information set forth under Item 4 and Exhibit 16.1 of the Company's Form 8-K dated June 20, 2001 (Commission File No. 1-4717) prepared pursuant to Item 304 (a) of Regulation S-K is hereby incorporated by reference as Exhibit 16.1

(18)  Letter Re Change in Accounting Principles
      (Inapplicable)

(21)  Subsidiaries of the Company

      21.1  The list of the Subsidiaries of the Company prepared pursuant to
            Item 601(b)(21) of Regulation S-K is attached to the Form 10-K for the year ended December 31, 2001 as Exhibit 21.1

(22) Published Report Regarding Matters Submitted to Vote of Security Holders (Inapplicable)

(23)  Consents of Experts and Counsel

      23.1 The Consents of Independent Accountants prepared pursuant to Item 601(b)(23) of Regulation S-K are attached to the Form 10-K for the year ended December 31, 2001 as Exhibit 23.1

(24)  Power of Attorney
      (Inapplicable)

(99)  Additional Exhibits

      99.1 The consolidated financial statements of Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. (including the notes thereto and the Report of Independent Accountants thereon) as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001 as listed under Item 14(a)(2) herein, are hereby included in the Form 10-K for the year ended December 31, 2001 as
            Exhibit 99.1

(b)   Reports on Form 8-K

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on April 2, 2002.

Kansas City Southern Industries, Inc.



                              /s/ Louis G. Van Horn
                        --------------------------------
                                Louis G. Van Horn

                         Vice President and Comptroller

                         (Principal Accounting Officer)