Form 10-Q
period 2002-03-31
KANSAS CITY SOUTHERN
filed 2002-05-13
CIK 54480

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549



            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2002

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        for the transition period from to

                          Commission File Number 1-4717

                             KANSAS CITY SOUTHERN
             (Exact name of Company as specified in its charter)


                    Delaware                             44-0663509
         (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)              Identification No.)


     427 West 12th Street, Kansas City, Missouri                   64105
      (Address of principal executive offices)                  (Zip Code)


                                (816) 983-1303
              (Company's telephone number, including area code)


                     Kansas City Southern Industries, Inc.,
                  114 West 11th Street, Kansas City, Missouri

              Former name, former address and former fiscal year,
                         if changed since last report.)

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

Class                                              Outstanding at April 30, 2002
--------------------------------------------------------------------------------

Common Stock, $.01 per share par value                         60,080,501 Shares
--------------------------------------------------------------------------------

                              KANSAS CITY SOUTHERN

                                    FORM 10-Q

                                 MARCH 31, 2002

                                      INDEX

                                                                         Page

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Introductory Comments                                                       2


Consolidated Condensed Balance Sheets -
   March 31, 2002 and December 31, 2001                                     3


Consolidated Condensed Statements of Income -
   Three Months Ended March 31, 2002 and 2001                               4


Computation of Basic and Diluted Earnings per Common Share                  4


Consolidated Condensed Statements of Cash Flows -
   Three Months Ended March 31, 2002 and 2001                               5


Consolidated Condensed Statement of Changes in Stockholders' Equity -
   Three Months Ended March 31, 2002                                        6


Notes to Consolidated Condensed Financial Statements                        7


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            14


Item 3.     Qualitative and Quantitative Disclosures About Market Risk     23


PART II - OTHER INFORMATION

Item 1.     Legal Proceedings                                              24


Item 4.     Submission of Matters to a Vote of Security Holders            24


Item 6.     Exhibits and Reports on Form 8-K                               25



SIGNATURES                                                                 26
----------

                              KANSAS CITY SOUTHERN

                                    FORM 10-Q
                                 MARCH 31, 2002

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

INTRODUCTORY COMMENTS

The Consolidated Condensed Financial Statements included herein have been prepared by Kansas City Southern ("Company" or "KCS"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Consolidated Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (as amended), and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q. Results for the three months ended March 31, 2002 are not necessarily indicative of the results expected for the full year 2002.

                              KANSAS CITY SOUTHERN
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                              (Dollars in Millions)

                                                   March 31,   December 31,
                                                     2002          2001
                                                 ------------  ------------
                                                 (Unaudited)
ASSETS

Current Assets:

   Cash and equivalents                           $    56.8      $    24.7
   Accounts receivable, net                           129.6          130.0
   Inventories                                         28.2           27.9
   Other current assets                                45.1           71.8
                                                  ---------      ---------
      Total current assets                            259.7          254.4

Investments                                           382.3          386.8

Properties (net of $677.9 and $660.2 accumulated
   depreciation and amortization, respectively)     1,325.2        1,327.4

Goodwill                                               10.8           19.3

Other Assets                                           21.9           23.0
                                                  ---------      ---------

   Total assets                                   $ 1,999.9      $ 2,010.9
                                                  =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

   Debt due within one year                       $    47.9      $    46.7
   Accounts and wages payable                          41.7           50.4
   Accrued liabilities                                163.3          160.4
                                                  ---------      ---------
      Total current liabilities                       252.9          257.5
                                                  ---------      ---------

Other Liabilities:

   Long-term debt                                     580.0          611.7
   Deferred income taxes                              371.1          370.2
   Other deferred credits                              97.2           91.2
                                                  ---------      ---------
      Total other liabilities                       1,048.3        1,073.1
                                                  ---------      ---------

Stockholders' Equity:

   Preferred stock                                      6.1            6.1
   Common stock                                         0.6            0.6
   Retained earnings                                  694.2          676.5
   Accumulated other comprehensive loss                (2.2)          (2.9)
                                                  ---------      ---------

      Total stockholders' equity                      698.7          680.3
                                                  ---------      ---------

   Total liabilities and stockholders' equity      $1,999.9      $ 2,010.9
                                                  =========      =========




    See accompanying notes to consolidated condensed financial statements.

                              KANSAS CITY SOUTHERN
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (Dollars in Millions, Except per Share Data)
                                   (Unaudited)

                                                              Three Months
                                                             Ended   March 31,
                                                              2002      2001
                                                           --------  --------
Revenues                                                   $  142.5  $  144.0

Costs and expenses

  Compensation and benefits                                    49.4      49.1
  Depreciation and amortization                                14.9      14.4
  Purchased services                                           14.0      12.0
  Operating leases                                             12.1      12.8
  Fuel                                                          9.5      12.4
  Casualties and insurance                                      7.9      14.6
  Other                                                        21.3      22.6
                                                           --------  --------
Total costs and expenses                                      129.1     137.9
                                                           --------  --------
Operating income                                               13.4       6.1

Equity in net earnings of unconsolidated affiliates:
   Grupo Transportacion Ferroviaria
    Mexicana, S.A. de C.V.                                      4.8      11.1
   Other                                                        0.1       0.1
Gain on sale of Mexrail, Inc.                                   4.4       -
Interest expense                                              (11.3)    (15.2)
Other income                                                    4.4       1.0
                                                           --------  --------
Income before income taxes and cumulative effect of
  accounting change                                            15.8       3.1

Income tax provision (benefit)                                  4.1      (3.2)
                                                           --------  --------

Income before cumulative effect of accounting change           11.7       6.3
                                                           --------  --------
Cumulative effect of accounting change,
 net of income taxes                                              -      (0.4)
                                                           --------  --------
Net income                                                 $   11.7  $    5.9
                                                           ========  ========

Per Share Data

Basic Earnings per Common share

  Income before cumulative effect of accounting change     $   0.20  $   0.11
  Cumulative effect of accounting change, net of
   income taxes                                                  -      (0.01)
                                                           --------  --------
     Total Basic Earnings per Common share                 $   0.20  $   0.10
                                                           ========  ========
Diluted Earnings per Common share

Income before cumulative effect of accounting change       $   0.19  $   0.10
Cumulative effect of accounting change, net of income taxes      -       0.00
                                                           --------  --------
   Total Diluted Earnings per Common share                 $   0.19  $   0.10
                                                           ========  ========
Weighted Average Common Shares Outstanding (in thousands)
   Basic                                                     59,777    58,257
   Potential dilutive common shares                           2,065     2,519
                                                           --------  --------
     Diluted                                                 61,842    60,776
                                                           ========  ========

Dividends Per Share:
   Per Preferred share                                      $   .25  $    .25
   Per Common share                                              -         -


    See accompanying notes to consolidated condensed financial statements.

                              KANSAS CITY SOUTHERN
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                              (Dollars in Millions)
                                   (Unaudited)

                                                         Three Months
                                                        Ended March 31,
                                                      -------------------
                                                        2002        2001
                                                      --------    -------
CASH FLOWS PROVIDED BY (USED FOR):

OPERATING ACTIVITIES:

  Net income                                           $  11.7    $   5.9
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Depreciation and amortization                         14.9       14.4
    Deferred income taxes                                  1.0        4.8
    Equity in undistributed earnings of unconsolidated
     affiliates                                           (4.9)     (11.2)
   Distributions from unconsolidated affiliates              -        3.0
   Gain on sale of Mexrail, Inc.                          (4.4)         -
   Gain on sale of property                               (4.5)         -
  Tax benefit realized upon exercise of stock options      0.8        2.8
  Changes in working capital items:
   Accounts receivable                                    (0.6)      (5.3)
   Inventories                                            (0.4)       2.2
   Other current assets                                   26.7        2.2
   Accounts and wages payable                             (8.7)      (8.5)
   Accrued liabilities                                     6.1        3.4
  Other, net                                              (0.5)       0.1
                                                      --------    -------
   Net cash provided by operating activities              37.2       13.8
                                                      --------    -------


INVESTING ACTIVITIES:

  Property acquisitions                                  (17.4)     (13.9)
  Proceeds from disposal of property                       9.3        0.5
  Investment in and loans to affiliates                   (1.8)      (0.4)
  Proceeds from the sale of Mexrail, Inc.                 31.4          -
  Other, net                                               1.3        0.2
                                                      --------    -------
   Net cash provided by (used for) investing
    activities                                            22.8      (13.6)
                                                      --------    --------
FINANCING ACTIVITIES:

  Proceeds from issuance of long-term debt                   -       15.0
  Repayment of long-term debt                            (30.5)      (7.9)
  Proceeds from stock plans                                2.1        0.8
  Cash dividends paid                                     (0.1)      (0.1)
  Other, net                                               0.6       (0.9)
                                                      --------    -------
   Net cash provided by (used for) financing
    activities                                           (27.9)       6.9
                                                      --------    -------

CASH AND EQUIVALENTS:

  Net increase in cash and cash equivalents               32.1        7.1
  At beginning of year                                    24.7       21.5
                                                      --------    -------
  At end of period                                    $   56.8    $  28.6
                                                      ========    =======









    See accompanying notes to consolidated condensed financial statements.

                              KANSAS CITY SOUTHERN
     CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 (Dollars in millions, except share amounts)
                                   (Unaudited)

                                                                    Accumulated
                                 $25 Par   $.01 Par                    other
                                Preferred   Common     Retained    comprehensive
                                  stock     stock      Earnings       income      Total
                                 -------    -------     -------       ------     -------
Balance at December 31, 2001     $   6.1    $   0.6     $ 676.5       $ (2.9)    $ 680.3
Comprehensive income:
   Net income                                              11.7
   Change in fair market value
    of cash flow hedge of
    unconsolidated affiliate                                             0.7
Comprehensive income                                                                12.4
Dividends                                                  (0.1)                    (0.1)
Options exercised and stock
 subscribed                            -          -         6.1            -         6.1
                                 -------    -------     -------       ------     -------

Balance at March 31, 2002        $   6.1    $   0.6     $ 694.2      $  (2.2)    $ 698.7
                                 =======    =======     =======      =======     =======

































    See accompanying notes to consolidated condensed financial statements.

                              KANSAS CITY SOUTHERN
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Accounting Policies and Interim Financial Statements. In the opinion of the management of Kansas City Southern ("Company" or "KCS"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal closing procedures) necessary to present fairly the financial position of the Company and its subsidiary companies as of March 31, 2002 and December 31, 2001, the results of its operations for the three months ended March 31, 2002 and 2001, its cash flows for the three months ended March 31, 2002 and 2001, and its changes in stockholders' equity for the three months ended March 31, 2002. The accompanying consolidated condensed financial statements have been prepared consistently with accounting policies described in
Note 2 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (as amended). The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year 2002. Certain comparative prior year amounts in the consolidated condensed financial statements have been reclassified to conform to the current period presentation.

2. Earnings Per Share Data. The effect of stock options to employees represent the only difference between the weighted average shares used for the basic earnings per share computation compared to the diluted earnings per share computation. The following is a reconciliation from the weighted average shares used for the basic earnings per share computation and the diluted earnings per share computation for the three months ended March 31, 2002 and 2001, respectively (in thousands):

                                                 Three Months
                                                Ended March 31,
                                                 -------------
                                                  2002   2001
                                                 ------ ------
        Basic shares                             59,777 58,257
        Effect of Dilution:
           Stock Options                          2,065  2,519
                                                 ------ ------
        Diluted Shares                           61,842 60,776
                                                 ====== ======

        Excluded from Diluted Computation            20     34
                                                 ------ ------

Shares were excluded from the applicable periods diluted earnings per share computation because the exercise prices were greater than the average market price of the common shares. Preferred dividends are the only adjustments that affect the numerator of the diluted earnings per share computation. Adjustments related to preferred dividends were not material for the periods presented.

3. Investments. Investments in unconsolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control. Investments in unconsolidated affiliates at March 31, 2002 include, among others, equity interests in Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. ("Grupo TFM"), Southern Capital Corporation, LLC ("Southern Capital"), and the Panama Canal Railway Company ("PCRC").

The Company, our Mexican partner, Grupo TMM, S.A. de C.V. ("Grupo TMM"), and certain of Grupo TMM's affiliates entered into an agreement on February 27, 2002 with TFM, S.A. de C.V. ("TFM") to sell to TFM all of the common stock of Mexrail, Inc., ("Mexrail") a former 49% unconsolidated affiliate of the Company. Mexrail owns the northern half of the international railway bridge at Laredo and all of the common stock of The Texas-Mexican Railway Company ("Tex Mex"). The sale closed on March 27, 2002 and the Company received approximately $31.4 million for its 49% interest in Mexrail. The Company used the proceeds from the sale to reduce debt. Although the Company no longer directly owns 49% of Mexrail, it retains an indirect ownership through its 36.9% ownership of Grupo TFM. The proceeds from the sale of Mexrail to TFM exceeded the carrying value of the Company's investment in Mexrail by $11.2 million. The Company recognized a $4.4 million gain on the sale of Mexrail to TFM in the first quarter of 2002, while the remaining $6.8 of excess proceeds has been deferred.

The Company is party to certain agreements with Grupo TMM covering the Grupo TFM joint venture. KCS owns approximately 36.9% of Grupo TFM while Grupo TMM (together with certain of its affiliates) owns approximately 38.4% of Grupo TFM. These agreements contain "change in control" provisions, provisions intended to preserve the Company's and TMM's proportionate ownership of the joint venture, and super majority provisions with respect to voting on certain significant transactions. Such agreements also provide a right of first refusal in the event that either party initiates a divestiture of its equity interest in Grupo TFM. Under certain circumstances, such agreements could affect the Company's ownership percentage and rights in these equity affiliates.

Condensed financial information of certain unconsolidated affiliates is shown below. All amounts, including those for Grupo TFM, are presented under accounting principles generally accepted in the United States of America ("U.S. GAAP"). March 31, 2002 balance sheet information for Mexrail is included below in the consolidated accounts of Grupo TFM due to the sale of Mexrail to TFM on March 27, 2002. Financial information of immaterial unconsolidated affiliates has been omitted:

Financial Condition (dollars in millions):

                               March 31, 2002                     December 31, 2001
                         ----------------------------   -------------------------------------
                                             Southern                                Southern
                         PCRC    Grupo TFM    Capital   Mexrail    PCRC   Grupo TFM   Capital
                         ------  ---------    -------   -------   ------  ---------   -------

Current assets           $  2.4   $  304.1    $   0.2    $ 34.9    $  3.6  $  294.3   $   2.5
Non-current assets         92.4    1,986.4      240.6      59.3      85.5   1,924.3     240.6
                         ------   --------    -------    ------    ------  --------   -------
      Assets             $ 94.8   $2,290.5    $ 240.8    $ 94.2    $ 89.1  $2,218.6   $ 243.1
                         ======   ========    =======    ======    ======  ========   =======

Current liabilities      $  9.8   $  389.9    $   0.7    $ 42.8    $ 10.8  $  350.8   $ 196.6
Non-current liabilities    63.0      610.1      190.5      27.5      55.3     593.8       -
Minority interest           -        379.8        -         -         -       376.3       -
Equity of stockholders
  and partners             22.0      910.7       49.6      23.9      23.0     897.7      46.5
                         ------   --------    -------    ------    ------  --------   -------
     Liabilities and
      equity             $ 94.8   $2,290.5    $ 240.8    $ 94.2    $ 89.1  $2,218.6   $ 243.1
                         ======   ========    =======    ======    ======  ========   =======
 KCS's investment        $ 11.1   $  339.2    $  24.8    $ 11.7    $ 11.9  $  334.4   $  23.2
                         ======   ========    =======    ======    ======  ========   =======



Operating Results (dollars in millions):

                                                              Three Months
                                                             Ended March 31,
                                                         ---------------------
                                                           2002        2001
                                                         --------     --------
Revenues:
   Mexrail                                               $   13.3     $  14.6
   PCRC                                                       1.0         -
   Grupo TFM                                                157.5       156.1
   Southern Capital                                           7.5         7.6

  Operating costs and expenses:
   Mexrail                                               $   13.3     $  15.3
   PCRC                                                       2.9         0.4
   Grupo TFM                                                122.0        70.3
   Southern Capital                                           5.7         6.7

  Net income (loss):
   Mexrail                                               $    0.0     $  (0.3)
   PCRC                                                      (1.8)        0.0
   Grupo TFM                                                 13.0        30.2
   Southern Capital                                           1.9         0.9


4. Noncash Investing and Financing Activities. The Company initiated the Thirteenth Offering of KCS common stock under the Employee Stock Purchase Plan ("ESPP") during 2001. Stock subscribed under the Thirteenth Offering will be issued to employees in 2003 and is being paid for through employee payroll deductions in 2002. During the first quarter of 2002, the Company received approximately $0.6 million from payroll deductions associated with the Thirteenth Offering of the ESPP. In the first quarter of 2002, the Company issued approximately 611,107 shares of KCS under the Twelfth Offering of the ESPP. These shares, totaling a purchase price of approximately $4.5 million, were subscribed and paid for through employee payroll deductions in 2001. During the first quarter of 2001, the Company received approximately $1.0 million associated with the Twelfth Offering of the ESPP.

5. Derivative Financial Instruments. The Company adopted the provisions of Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") effective January 1, 2001. As a result of this change in the method of accounting for derivative financial instruments, the Company recorded an after-tax charge to earnings of $0.4 million in the first quarter of 2001. This charge is presented as a cumulative effect of an accounting change in the accompanying consolidated condensed financial statements and represents the ineffective portion of interest rate cap agreements that the Company held at the time of adoption of SFAS 133. These interest rate cap agreements, which expired during the first quarter of 2002, had a fair value of approximately zero at December 31, 2001 and were completely charged off during 2001. During the first quarter of 2002, the Company did not record any adjustments to income for derivative transactions. The Company does not currently have any derivative financial instruments outstanding.

In addition, the Company records adjustments to its stockholders' equity (accumulated other comprehensive income (loss)) for its portion of the adjustment to the fair value of interest rate swap transactions to which Southern Capital, a 50% owned unconsolidated affiliate, is a participant. The Company also adjusts its investment in Southern Capital by the change in the fair value of these derivative instruments. During the first quarter of 2002, the Company recorded comprehensive income of $0.7 million related to an adjustment to the fair value of interest rate swap transactions of Southern Capital. During the first quarter of 2001, the Company recorded ($2.3) million of comprehensive income (loss) associated with these interest rate swap transactions.

6. Cost Reduction Plan. During the first quarter of 2001, the Company implemented a cost reduction strategy designed to keep the Company competitive during the economic slow-down existing at that time. The cost reduction strategy, among other things, resulted in a reduction of approximately 6% of the Company's total workforce quarter to quarter (both management and union employees). Additionally, KCS implemented a voluntary, temporary salary reduction for middle and senior management and temporarily suspended certain management benefits. This voluntary, temporary salary reduction ended December 31, 2001. The Company also delayed the implementation of its new computer system, Management Control System ("MCS"). During November 2001, a small functional part of MCS was installed relating to waybilling functions at the Company's customer service center. Management expects to fully implement MCS in mid-2002. Also as part of the cost reduction strategy, 2001 planned capital expenditures were reduced by approximately $16 million. These capital reductions did not affect the maintenance for the physical structure of the railroad, but limited the amount of discretionary expenditures for projects such as capacity improvements. During the first quarter of 2001, the Company recorded approximately $1.3 million of costs related to severance benefits associated with the workforce reduction.

7. Waiver and Amendments for Credit Facility Covenants. As discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, as amended by Amendment No. 1 on Form 10-K/A ("2001 Form 10-K"), during the first quarter of 2001, the Company requested and received from lenders a waiver from certain of the financial and coverage covenant provisions outlined in the credit agreement for the Company's senior secured credit facility ("KCS Credit Facility"). This waiver was granted on March 19, 2001 and was effective until May 15, 2001. In addition, on May 10, 2001, the lenders approved and executed an amendment to the applicable covenant provisions of the credit agreement, which, among other things, revised certain of the covenant provisions (including financial and coverage provisions) through March 31, 2002. As further discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Developments Concerning Dispute with Grupo TMM" in the 2001 Form 10-K, due to the uncertainty of the timing of the dispute resolution with Grupo TMM and the associated transactions, as well as the return on April 1, 2002 of the leverage ratio covenant provision to the original calculation under the credit agreement, the Company obtained, as a precautionary measure, an additional amendment to the credit agreement. This amendment, which was approved by the lenders on March 28, 2002, revises the leverage ratio covenant provision for the period April 1, 2002 through June 29, 2002. At March 31, 2002, the Company had $369.4 million of term debt borrowed under the KCS Credit Facility and there were no borrowings outstanding under the revolving debt portion of the credit facility. The Company was in compliance with all covenant provisions of the credit agreement (as amended) at March 31, 2002.
                                        9

8. Commitments and Contingencies. The Company has had no significant changes in its outstanding litigation or other commitments and contingencies from that previously reported in Note 11 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001 in the Notes to Consolidated Financial Statements. The following provides an update of the Bogalusa cases.

Bogalusa Cases. In July 1996, KCSR was named as one of twenty-seven defendants in various lawsuits in Louisiana and Mississippi arising from the explosion of a rail car loaded with chemicals in Bogalusa, Louisiana on October 23, 1995. As a result of the explosion, nitrogen dioxide and oxides of nitrogen were released into the atmosphere over parts of that town and the surrounding area allegedly causing evacuations and injuries. Approximately 25,000 residents of Louisiana and Mississippi (plaintiffs) have asserted claims to recover damages allegedly caused by exposure to the released chemicals. On October 29, 2001, KCSR and representatives for its excess insurance carriers negotiated a settlement in principle with the plaintiffs for $22.3 million. The settlement was finalized with the execution of a Master Global Settlement Agreement ("MSGA") in early 2002. In Louisiana, the Court will evaluate the MSGA at a fairness hearing and decide whether the proposed settlement is fair for the class of plaintiffs. In Mississippi, the plaintiffs are expected to individually execute release instruments. The first payment under the MSGA of $11.1 million was made on April 1, 2002, reducing the recorded liability from $22.3 million to $11.2 million. The Company also has recorded an insurance receivable of $19.3 million related to the Bogalusa cases.

9. New Accounting Pronouncement. Effective January 1, 2002, the Company implemented Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 provides, among other things, that goodwill with an indefinite life shall no longer be amortized, but shall be evaluated for impairment on an annual basis. SFAS 142 also requires separate presentation of goodwill on the balance sheet and impairment losses are to be shown as a separate item on the income statement. Additionally, changes in the carrying amount of goodwill should be disclosed in the footnotes to the financial statements. SFAS 142 also requires various transitional disclosures until all periods presented reflect the provisions of SFAS 142. These transitional disclosures include the presentation of net income and earnings per share information adjusted to exclude amortization expense (including the related income tax effects) for all periods presented. The reconciliation of reported net income to adjusted net income is presented in the table below. For the three months ended March 31, 2001, the adjustment to add back amortization expense associated with goodwill did not have an impact on the related basic or diluted earnings per share computations.

In accordance with SFAS 142, the Company has presented its goodwill as a separate line item on the balance sheet. The Company is in the process of performing its transitional goodwill impairment test to determine if existing goodwill was impaired at the time of adoption of SFAS 142. Management does not believe that any impairment will result from this evaluation. During the quarter ended March 31, 2002, the Company's goodwill decreased $8.5 million due to the sale of Mexrail to TFM. A gain was recognized on the Mexrail transaction, and thus, there was no impairment of this goodwill to be recognized as a change in accounting principle.

                                           Three Months
                                          Ended March 31,
                                       ---------------------
                                          2002         2001
                                       --------     --------
Reported net income                    $   11.7     $    5.9
Add back: Amortization of goodwill,
 net of income taxes                        -            0.1
                                       --------     --------
Adjusted net income                    $   11.7         $6.0
                                       ========     ========


10. Condensed Consolidating Financial Information. In September 2000, KCSR issued $200 million of 9.5% Senior Notes due 2008. These notes are unsecured obligations of KCSR, however, they are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by KCS and certain of the subsidiaries (all of which are wholly-owned) within the KCS consolidated group. KCS registered exchange notes with the SEC that have substantially identical terms and associated guarantees and all of the initial Senior Notes were exchanged for $200 million of registered exchange notes.

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 "Financial statements of guarantors and issuers of guaranteed securities registered or being registered." This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with U.S. GAAP.

Condensed Consolidating Statements of Income



                                 Three months ended March 31, 2002 (dollars in millions)
                      ---------------------------------------------------------------------------

                                                             Non-
                                Subsidiary   Guarantor     Guarantor   Consolidating Consolidated
                        Parent    Issuer    Subsidiaries  Subsidiaries  Adjustments      KCS

Revenues                $  -      $  140.3    $   6.0       $    3.7      $   (7.5)    $  142.5
Costs and expenses         2.2       123.9        6.8            3.7          (7.5)       129.1
                        ------    --------    -------       --------      --------     --------
  Operating income
  (loss)                  (2.2)       16.4       (0.8)           -             -           13.4

Equity in net
earnings of
 unconsolidated
 affiliates and
 subsidiaries              8.9         7.3        -              4.9         (16.2)         4.9
Gain on sale of Mexrail    4.4         4.4        -              -            (4.4)         4.4
Interest expense          (0.3)      (10.8)      (0.2)          (0.1)          0.1        (11.3)
Other income               0.1         0.9        3.4            0.1          (0.1)         4.4
                        ------    --------    -------       --------      --------     --------
   Income before
    income taxes          10.9        18.2        2.4            4.9         (20.6)        15.8
Income tax provision
 (benefit)                (0.8)        4.0        0.9            -             -            4.1
                        ------    --------    -------       --------      --------     --------
Net income              $ 11.7    $   14.2    $   1.5       $    4.9      $  (20.6)    $   11.7
                        ======    ========    =======       ========      ========     ========



                                  Three months ended March 31, 2001 (dollars in millions)
                      ---------------------------------------------------------------------------
                                                              Non-
                                Subsidiary   Guarantor     Guarantor   Consolidating Consolidated
                        Parent    Issuer    Subsidiaries  Subsidiaries  Adjustments      KCS
                        ------    --------    -------       --------      --------     --------
Revenues                $  -      $  139.8    $   6.6       $    5.5      $   (7.9)    $  144.0
Costs and expenses         2.4       132.6        5.2            5.6          (7.9)       137.9
                        ------    --------    -------       --------      --------     --------
   Operating income
    (loss)                (2.4)        7.2        1.4           (0.1)          -            6.1
Equity in net
earnings of
 unconsolidated
 affiliates and
 subsidiaries              8.0        11.6        -             11.6         (20.0)        11.2
Interest expense          (0.2)      (15.5)      (0.1)          (0.1)          0.7        (15.2)
Other income               -           1.7        -              -            (0.7)         1.0
                        ------    --------    -------       --------      --------     --------
   Income before
    income taxes           5.4         5.0        1.3           11.4         (20.0)         3.1
Income tax provision
 (benefit)                (0.9)       (2.9)       0.5            0.1           -           (3.2)
                        ------    --------    -------       --------      --------     --------
Income before
 cumulative effect
  of accounting change     6.3         7.9        0.8           11.3         (20.0)         6.3
                        ------    --------    -------       --------      --------     --------

Cumulative effect of
 accounting change, net
 of income taxes          (0.4)       (0.4)       -              -             0.4         (0.4)
                        ------    --------    -------       --------      --------     --------
Net income              $  5.9    $    7.5    $   0.8       $   11.3      $  (19.6)    $    5.9
                        ======    ========    =======       ========      ========     ========


                                 Three months ended March 31, 2002 (dollars in millions)
                      ---------------------------------------------------------------------------

                                                             Non-
                                Subsidiary   Guarantor     Guarantor   Consolidating Consolidated
                        Parent    Issuer    Subsidiaries  Subsidiaries  Adjustments      KCS
                        ------    --------    -------       --------      --------     --------
ASSETS:
  Current assets        $ 34.1    $  246.2    $  25.4       $    6.6     $   (52.6)    $  259.7
  Investments            715.4       409.7        -            391.1      (1,133.9)       382.3
  Properties, net          0.3     1,285.8       37.4            1.7           -        1,325.2
  Goodwill and other
   assets                  1.7        31.4        1.0            0.2          (1.6)        32.7
                        ------    --------    -------       --------      --------     --------
   Total assets         $751.5    $1,973.1    $  63.8       $  399.6     $(1,188.1)    $1,999.9
                        ======    ========    =======       ========      ========     ========
LIABILITIES AND EQUITY:
  Current liabilities   $  3.8    $  270.9    $   7.4       $   23.6     $   (52.8)    $  252.9
  Long-term debt           1.3       571.3        2.8            4.6           -          580.0
  Payable to affiliates   12.2         -          0.5            -           (12.7)         -
  Deferred income taxes    9.5       352.2        5.0            6.0          (1.6)       371.1
  Other liabilities       26.0        67.5        3.6            0.1           -           97.2
  Stockholders equity    698.7       711.2       44.5          365.3      (1,121.0)       698.7
                        ------    --------    -------       --------      --------     --------
    Total liabilities
     and equity         $751.5    $1,973.1    $  63.8       $  399.6     $(1,188.1)    $1,999.9
                        ======    ========    =======       ========      ========     ========


                                 Three months ended March 31, 2001 (dollars in millions)
                      ---------------------------------------------------------------------------
                                                             Non-
                                Subsidiary   Guarantor     Guarantor   Consolidating Consolidated
                        Parent    Issuer    Subsidiaries  Subsidiaries  Adjustments      KCS
                        ------    --------    -------       --------      --------     --------
ASSETS:
  Current assets        $ 25.5    $  223.4    $  22.0       $    6.6     $   (23.1)    $  254.4
  Investments            701.4       413.6        -            376.4      (1,104.6)       386.8
  Properties, net          0.3     1,287.1       38.2            1.8           -        1,327.4
  Goodwill and other
   assets                  1.7        40.4        1.7            0.1          (1.6)        42.3
                        ------    --------    -------       --------      --------     --------
    Total assets        $728.9    $1,964.5    $  61.9       $  384.9     $(1,129.3)    $2,010.9
                        ======    ========    =======       ========      ========     ========

LIABILITIES AND EQUITY:
  Current liabilities   $  7.2    $  252.3    $   6.9       $   14.2     $   (23.1)    $  257.5
  Long-term debt           1.3       602.9        2.8            4.7           -          611.7
  Payable to affiliates    4.8         -          0.6            -            (5.4)         -
  Deferred income taxes    9.5       350.9        5.2            6.2          (1.6)       370.2
  Other liabilities       25.8        62.0        3.4            -             -           91.2
  Stockholders equity    680.3       696.4       43.0          359.8      (1,099.2)       680.3
                        ------    --------    -------       --------      --------     --------
    Total liabilities
     and equity         $728.9    $1,964.5    $  61.9       $  384.9     $(1,129.3)    $2,010.9
                        ======    ========    =======       ========      ========     ========

Condensed Consolidating Statements of Cash Flows

                                 Three months ended March 31, 2002 (dollars in millions)
                      ---------------------------------------------------------------------------

                                                             Non-
                                Subsidiary   Guarantor     Guarantor   Consolidating Consolidated
                        Parent    Issuer    Subsidiaries  Subsidiaries  Adjustments      KCS
                        ------    --------    -------       --------      --------     --------
Net cash flows
 provided by (used
 for) operating
 activities:            $(10.5)   $   42.7    $  (4.4)      $    9.3      $    0.1     $   37.2
                        ------    --------    -------       --------      --------     --------
Investing activities:
 Property acquisitions     -         (17.2)      (0.2)           -             -          (17.4)
 Investments in and
  loans to affiliates      -           -          -             (9.1)          7.3         (1.8)
 Proceeds from sale
  of investments           -          31.4        -              -             -           31.4
 Other, net               (0.1)        6.5        4.3            -            (0.1)        10.6
                        ------    --------    -------       --------      --------     --------
      Net                 (0.1)       20.7        4.1           (9.1)          7.2         22.8
                        ------    --------    -------       --------      --------     --------

Financing activities:
 Proceeds from issuance
  of long-term debt        -           -          -              -             -            -
 Repayment of long-term
  debt                     -         (30.4)       -             (0.1)          -          (30.5)
 Proceeds from loans
  from affiliates          7.3         -          -              -            (7.3)         -
 Proceeds from
  stock plans              2.1         -          -              -             -            2.1
 Cash dividends paid      (0.1)        -          -              -             -           (0.1)
 Other, net                0.4         0.1        0.1            -             -            0.6
                        ------    --------    -------       --------      --------     --------
      Net                  9.7       (30.3)       0.1           (0.1)         (7.3)       (27.9)
                        ------    --------    -------       --------      --------     --------
Cash and equivalents:
 Net increase decrease)   (0.9)       33.1       (0.2)           0.1           -           32.1
 At beginning of period    1.3        23.2       -               0.2           -           24.7
                        ------    --------    -------       --------      --------     --------
 At end of period       $  0.4    $   56.3    $  (0.2)      $    0.3      $    -       $   56.8
                        ======    ========    =======       ========      ========     ========


                                 Three months ended March 31, 2001 (dollars in millions)
                      ---------------------------------------------------------------------------
                                                             Non-
                                Subsidiary   Guarantor     Guarantor   Consolidating Consolidated
                        Parent    Issuer    Subsidiaries  Subsidiaries  Adjustments      KCS
                        ------    --------    -------       --------      --------     --------
Net cash flows
 provided by (used
 for) operating
 activities:            $ (2.9)   $   14.6    $   2.5       $    0.3      $   (0.7)    $   13.8
                        ------    --------    -------       --------      --------     --------
Investing activities:
 Property acquisitions     -         (13.7)      (0.2)           -             -          (13.9)
 Investments in and
  loans to affiliates      -           -          -             (2.8)          2.4         (0.4)
 Other, net                -           0.2        0.6            -            (0.1)         0.7
                        ------    --------    -------       --------      --------     --------
      Net                  -         (13.5)       0.4           (2.8)          2.3        (13.6)
                        ------    --------    -------       --------      --------     --------

Financing activities:
 Proceeds from issuance
  of long-term debt        -          15.0        -              -             -           15.0
  Repayment of
  long-term debt           -          (7.9)       -              -            (7.9)         -
 Proceeds from loans
  from affiliates          2.4         -          -              -            (2.4)         -
 Proceeds from
  stock plans              0.8         -          -              -             -            0.8
 Cash dividends paid      (0.1)        -          -              -             -           (0.1)
 Other, net               (1.3)        0.4        -              -             -           (0.9)
                        ------    --------    -------       --------      --------     --------
      Net                  1.8         7.5        -              -            (2.4)         6.9
                        ------    --------    -------       --------      --------     --------
Cash and equivalents:
 Net increase (decrease)  (1.1)        8.6        2.9           (2.5)         (0.8)         7.1
 At beginning of period    1.5        19.1        0.4            0.5           -           21.5
                        ------    --------    -------       --------      --------     --------
 At end of period       $  0.4    $   27.7    $   3.3       $   (2.0)     $   (0.8)    $   28.6
                        ======    ========    =======       ========      ========     ========

                                       13

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The discussion set forth below, as well as other portions of this Form 10-Q, contains forward-looking comments that are not based upon historical information. Such forward-looking comments are based upon information currently available to management and management's perception thereof as of the date of this Form 10-Q. Readers can identify these forward-looking comments by the use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. The actual results of operations of Kansas City Southern ("KCS" or the "Company") could materially differ from those indicated in forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the Company's Current Report on Form 8-K dated December 11, 2001, which is on file with the U.S. Securities and Exchange Commission (File No. 1-4717) and is hereby incorporated by reference herein. Readers are strongly encouraged to consider these factors when evaluating forward-looking comments. The Company will not update any forward-looking comments set forth in this Form 10-Q.

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

General

Kansas City Southern ("KCS" or the "Company") is a Delaware corporation. KCS, formerly named Kansas City Southern Industries, Inc., is a holding company and its principal subsidiaries and affiliates include the following:

o  The Kansas City Southern Railway Company ("KCSR"), a wholly-owned subsidiary;
o  Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. ("Grupo TFM"),
   a 36.9% owned unconsolidated affiliate, which owns 80% of the common stock of TFM, S.A. de C.V. ("TFM") and wholly owns Mexrail, Inc. ("Mexrail"). Mexrail owns 100% of The Texas-Mexican Railway Company ("Tex Mex");
o Southern Capital Corporation, LLC ("Southern Capital"), a 50% owned unconsolidated affiliate that leases locomotive and rail equipment to KCSR;
o Panama Canal Railway Company ("PCRC"), an unconsolidated affiliate of which KCSR owns 50% of the common stock. PCRC owns all of the common stock of Panarail Tourism Company ("Panarail").

KCS, as the holding company, supplies its various subsidiaries with managerial, legal, tax, financial and accounting services, in addition to managing other "non-operating" investments.

RECENT DEVELOPMENTS

Sale of Mexrail, Inc. to TFM. The Company, Grupo TMM, and certain of Grupo TMM's affiliates entered into an agreement on February 27, 2002 with TFM to sell to TFM all of the common stock of Mexrail. Mexrail owns the northern half of the international railway bridge at Laredo, Texas and all of the common stock of the Tex Mex. The sale closed on March 27, 2002 and the Company received approximately $31.4 million for its 49% interest in Mexrail. The Company used the proceeds from the sale of Mexrail to reduce debt. Although the Company no longer directly owns 49% of Mexrail, it retains an indirect ownership through its 36.9% ownership of Grupo TFM. The proceeds from the sale of Mexrail to TFM exceeded the carrying value of the Company's investment in Mexrail by $11.2 million. The Company recognized a $4.4 million gain on the sale of Mexrail to TFM in the first quarter of 2002, while the remaining $6.8 of excess proceeds has been deferred.

Company Changes Name to Kansas City Southern. On May 2, 2002, at the Annual Meeting of Stockholders, the shareholders of the Company approved a proposal to amend the Certificate of Incorporation to change the name of the Company from "Kansas City Southern Industries, Inc." to "Kansas City Southern." The name change became effective on May 2, 2002 following the filing of the amended Certificate of Incorporation with the Secretary of State of the State of Delaware. The name change reflects the change in the Company's business and holdings following the spin-off of Stilwell Financial Inc. on July 12, 2000. By dropping "Industries, Inc." from the name, KCS will maintain the identification in the marketplace of the Company and KCSR, while emphasizing our focus on transportation rather than a variety of industries. The name change does not require a change in the security ticker symbol of KSU on the New York Stock Exchange.

Changes to Mexican Tax Law. As discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, as amended by Amendment No. 1 on Form 10-K/A ("2001 Form 10-K"), effective January 1, 2002, Mexico implemented changes in its income tax laws. One of these changes reduced the Mexican corporate income tax rate from 35% to 32% in one-percent increments beginning in 2003, resulting in a 32% income tax rate in 2005. Accordingly, under accounting principles generally accepted in the United States of America ("U.S. GAAP"), Grupo TFM recorded an additional $1.7 million deferred tax expense arising from this rate change due to a related decline in its deferred tax asset. After consideration of minority interest, this rate change resulted in a $0.5 million reduction in the Company's equity in earnings of Grupo TFM for the first quarter of 2002.

Another initial change in the Mexican tax law was the repeal of the provision that allowed Grupo TFM to utilize certain tax credits resulting from the purchase of diesel fuel to offset non-income taxes. According to the management of Grupo TFM, because of the unintended adverse impact of this provision of the law on the railroad industry, the law has been modified to conform with the provision of the earlier law, which provides that these credits are not limited and may be used to offset taxes other than income.

Waiver and Amendments for Credit Facility Covenants. As discussed in the 2001 Form 10-K, during the first quarter of 2001, the Company requested and received from lenders a waiver from certain of the financial and coverage covenant provisions outlined in the credit agreement for the Company's senior secured credit facility ("KCS Credit Facility"). This waiver was granted on March 19, 2001 and was effective until May 15, 2001. In addition, on May 10, 2001, the lenders approved and executed an amendment to the applicable covenant provisions of the credit agreement, which, among other things, revised certain of the covenant provisions (including financial and coverage provisions) through March 31, 2002. As further discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Developments Concerning Dispute with Grupo TMM" in the 2001 Form 10-K, due to the uncertainty of the timing of the dispute resolution with Grupo TMM and the associated transactions, as well as the return on April 1, 2002 of the leverage ratio covenant provision to the original calculation under the credit agreement, the Company obtained, as a precautionary measure, an additional amendment to the credit agreement. This amendment, which was approved by the lenders on March 28, 2002, revises the leverage ratio covenant provision for the period April 1, 2002 through June 29, 2002. At March 31, 2002, the Company had $369.4 million of term debt borrowed under the KCS Credit Facility. There were no borrowings of revolving debt under the KCS Credit Facility at March 31, 2002. At March 31, 2002, the Company was in full compliance with all covenant provisions of the credit agreement (as amended) and management believes that the Company will be in compliance at the end of the second quarter and for the foreseeable future.

KCSR and The Burlington Northern and Santa Fe Railway Company ("BNSF") Form Marketing Alliance. On April 22, 2002, KCSR and BNSF entered into a marketing agreement forming a comprehensive joint marketing alliance to promote cooperation, revenue growth and extend market reach for both railroads in the United States and Canada. The marketing alliance is also designed to improve operating efficiencies for both KCSR and BNSF in key market areas, as well as provide customers with expanded service options. KCSR and BNSF will coordinate marketing and operational initiatives in a number of target markets. Plans are being developed to enhance competitive options for shippers in the West Lake and West Lake Charles, Louisiana, region. Similarly, KCSR and BNSF will also coordinate operations to provide improved and extended service options for grain customers. The marketing alliance is expected to allow the two railroads to be more responsive to shippers' requests for rates and service, whenever mutually advantageous. Coal and unit train operations are excluded from the marketing alliance, as well as any points where KCSR and BNSF are the only direct rail competitors. Movements to and from Mexico by either party are also excluded. Management believes this new marketing alliance will provide important opportunities to grow KCSR's revenue base, particularly in the chemical, grain and forest product markets, and provide both participants with expanded access to important markets and provide shippers with enhanced options and competitive alternatives.

RESULTS OF OPERATIONS

The following table summarizes the income statement components of the Company for the three months ended March 31, respectively, for use in the analysis below. See consolidated condensed statements of income accompanying this Form 10-Q for other captions not presented in this table (in millions):

                                                            Three Months
                                                           Ended  March 31,
                                                        --------------------

                                                          2002         2001
                                                        -------      -------
Revenues                                                $ 142.5      $ 144.0
Costs and expenses                                        129.1        137.9
                                                        -------      -------
Operating income                                           13.4          6.1
Equity in net earnings of
  unconsolidated affiliates                                 4.9         11.2
Gain on sale of Mexrail, Inc.                               4.4          -
Interest expense                                          (11.3)       (15.2)
Other, net                                                  4.4          1.0
                                                        -------      -------
Income before income taxes and cumulative
  effect of accounting change                              15.8          3.1
Income tax provision (benefit)                              4.1         (3.2)
                                                        -------      -------
Income before cumulative effect of accounting
  change                                                   11.7          6.3
Cumulative effect of accounting change,
  net of income taxes                                       -           (0.4)
                                                        -------      -------
Net income                                              $  11.7      $   5.9
                                                        =======      =======


The following table summarizes the revenues and carload statistics of KCSR for the three months ended March 31, 2002 and 2001, respectively. Certain prior period amounts have been reclassified to reflect changes in the business groups and to conform to the current period presentation.

                                                                 Carloads and
                                      Revenues                 Intermodal Units
                                 --------------------        -------------------
                                    (in millions)               (in thousands)
                                     Three months                Three months
                                    ended March 31,            ended March 31,
                                 --------------------        -------------------
                                    2002        2001           2002        2001
                                 --------    --------       --------    --------
  General commodities:
   Chemical and petroleum        $   31.9    $   32.6           35.9        41.2
   Paper and forest                  32.0        30.1           43.8        44.5
   Agriculture and mineral           23.8        21.3           33.0        30.9
                                 --------    --------       --------    --------
  Total general commodities          87.7        84.0          112.7       116.6
   Intermodal and automotive         14.2        18.6           67.0        76.8
   Coal                              28.8        27.6           58.5        46.5
                                 --------    --------       --------    --------
  Carload revenues and carload
   and intermodal units             130.7       130.2          238.2       239.9
  Other rail-related revenues         9.7         9.9       ========    ========
                                 --------    --------
   Total KCSR revenues              140.4       140.1
  Other subsidiary revenues           2.1         3.9
                                 --------    --------
   Total consolidated revenues   $  142.5    $  144.0
                                 ========    ========

The following table summarizes KCS consolidated costs and expenses for the three months ended March 31, 2002 and 2001, respectively. Certain prior year amounts have been reclassified for conform to the current year presentation.

                                                      Three Months
                                                     Ended March 31,
                                                   ------------------
                                                     2002       2001
                                                   -------    ------
Compensation and benefits                           $ 49.4    $ 49.1
Depreciation and amortization                         14.9      14.4
Purchased services                                    14.0      12.0
Operating leases                                      12.1      12.8
Fuel                                                   9.5      12.4
Casualties and insurance                               7.9      14.6
Car hire                                               5.2       6.5
Other                                                 16.1      16.1
                                                    ------    ------
   Total consolidated costs and expenses            $129.1    $137.9
                                                    ======    ======

Three Months Ended March 31, 2002 Compared With Three Months Ended
March 31, 2001

Net Income. For the three months ended March 31, 2002, net income increased $5.8 million to $11.7 million (19(cent) per diluted share) from $5.9 million (10(cent) per diluted share) for the three months ended March 31, 2001. This quarter to quarter increase was primarily the result of an $8.8 million decline in operating expenses, a $3.9 million decrease in interest expense, a $3.4 million increase in other income and a $4.4 million gain realized on the sale of Mexrail to TFM. These increases were partially offset by a $1.5 million decrease in revenue, a $6.3 million decrease in equity in net earnings of unconsolidated affiliates and a $7.3 million increase in the income tax provision.

Revenues. Consolidated revenues for the three months ended March 31, 2002 were $142.5 million compared to $144.0 million for the three months ended March 31, 2001. An increase in revenues for KCSR of $0.3 million was offset by a decline of approximately $1.8 million from other subsidiaries, resulting mostly from volume declines at the Company's bulk coke handling facility and its railroad tie plant. The following discussion provides an analysis of KCSR revenues by commodity group.

     Chemical and petroleum products. For the three months ended March 31, 2002, revenues for chemical and petroleum products decreased $0.7 million (2.2%) compared to the three months ended March 31, 2001. Higher revenue for gases and inorganic products were offset by declines in other chemical and petroleum products. The increase in revenues for gases was primarily the result of an increase in production by a single customer during the quarter. The increase in revenue for inorganic products was primarily the result of increased access to production facilities in Geismar, Louisiana and new business previously shipped by other rail carriers. The decline in other chemical and petroleum products was primarily the result of lower industrial production as a result of the continued slowdown of the U.S. economy. Volume related revenue declines were somewhat mitigated through longer hauls and selective price increases. Chemical and petroleum products revenue accounted for 24.4% and 25.0% of total carload revenues for the three months ended March 31, 2002 and 2001, respectively.

     Paper and forest products. Paper and forest product revenues increased $1.9 million (6.3%) for the three months ended March 31, 2002 compared with the same period of 2001. Increases in revenues for paper and lumber products as well as military shipments were partially offset by a decrease in metal product revenues. The increase in revenue for shipments of lumber products resulted from volume gains due to strength in the home building market, as well as certain rate increases and longer hauls. Higher revenue for paper products was due mostly to an increase in the revenue per carload arising from targeted rate increases and longer hauls. Demand driven volume declines contributed to lower revenue for metal products quarter to quarter. Paper and forest products revenue accounted for 24.5% and 23.1% of total carload revenues for the three months ended March 31, 2002 and 2001, respectively.

     Agricultural and mineral products. Agricultural and mineral product revenues increased $2.5 million (11.7%) for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. This increase resulted mostly from strength in the export grain and food product markets partially offset by lower revenues for ores and minerals. Higher demand for export grain and food products coupled with increases in certain rates and length of haul led to the increase in related revenue. Demand also improved slightly for domestic grain shipments to poultry producers due to an increase in consumer consumption. Agricultural and mineral products accounted for 18.2% of total carload revenues for the first quarter of 2002 compared to 16.4% for the first quarter of 2001.

     Intermodal and automotive. Intermodal and automotive revenues decreased $4.4 million (23.7%) for the three months ended March 31, 2002 compared to the same period in 2001. This decrease was primarily the result of a 6.2% decline in carload volume for intermodal traffic and a 50% decline in automotive carloads. These traffic declines were mostly due to the impact of the weakness in the U.S. economy on the intermodal and automotive industries. Automotive revenues were also significantly impacted by the loss of certain Ford business in the third quarter of 2001 due to competitive pricing from another railroad. The Company's on-time performance for this Ford automotive traffic was approximately 98%, and accordingly, management believes this on-time performance could lead to future business in the automotive marketplace. Intermodal and automotive product revenues accounted for 10.9% of total carload revenues for the first quarter of 2002 compared to 14.3% for the first quarter of 2001.

     Coal. Coal revenues increased $1.2 million (4.3%) for the three months ended March 31, 2002 compared to the same period in 2001, resulting mostly from a 30% increase in tons delivered due to higher customer demand, as well as the re-opening of the KCPL Hawthorn plant in June 2001. Hawthorn had been out of service since January 1999 due to an explosion at the Kansas City facility. Revenue increases resulting from higher traffic levels were somewhat mitigated by a contractual rate reduction for KCSR's largest customer, Southwestern Electric Power Company ("SWEPCO" - a wholly owned subsidiary of American Electric Power Company, Inc.). This rate reduction, as well as the loss of a coal customer beginning in April 2002 due to the expiration of the contract, is expected to result in a reduction of coal revenues during the remainder of 2002. Coal revenues accounted for 22.0% of total carload revenues for the first quarter of 2002 compared to 21.2% for the first quarter of 2001.

     Other. Other rail related revenues decreased $0.2 million for the three months ended March 31, 2002 compared to the same period in 2001 primarily due to decreases in switching revenue partially offset by increases in haulage, demurrage, and other revenue.

Costs and Expenses. Consolidated costs and expenses decreased $8.8 million for the three months ended March 31, 2002 compared to the same period in 2001 primarily as a result of lower KCSR expenses of $9.3 million and higher expenses at certain other subsidiaries of $0.5 million.

     Compensation and Benefits. Consolidated compensation and benefits expense for the three months ended March 31, 2002 increased $0.3 million to $49.4 million compared to $49.1 million for the three months ended March 31, 2001. A $2.3 million decrease in compensation expense resulted from reduced employee counts, lower overtime costs, and the use of fewer relief crews due to improved operating efficiency. This decrease was offset by a $2.6 million increase in fringe benefits as a result of a 15% increase in health and welfare costs during the first quarter of 2002 and a $2.0 million reduction in retirement-based costs for certain union employees recorded during the first quarter of 2001. Additionally, first quarter 2001 costs for compensation and benefits include approximately $1.3 million associated with a workforce reduction.

     Depreciation and Amortization. Consolidated depreciation and amortization expense was $14.9 million for the three months ended March 31, 2002 compared to $14.4 million for the same period in 2001. This $0.5 million increase resulted from a higher asset base partially offset by property retirements. Depreciation and amortization expense is expected to increase by approximately $2.3 million in 2002 compared to 2001 due to the implementation of the Company's Management Control System ("MCS"), which is scheduled to occur in mid-2002.

     Purchased Services. For the three months ended March 31, 2002, purchased services expense increased $2.0 million compared with the same period in 2001. This increase resulted from higher costs for locomotive and car repairs contracted to third parties as well as other general purchased services.

     Operating Leases. For the three months ended March 31, 2002, operating lease expense decreased as a result of the expiration of certain leases that have not been renewed due to continued improvements in fleet utilization. Lease expense is expected to increase in the second quarter of 2002 as a result of costs associated with the lease for the Company's new corporate headquarters building. The Company began leasing this new facility in April 2002. The annual lease payment is expected to be approximately $2.5 million. The net increase in lease expense is expected to be approximately $1.9 million in 2002 compared to 2001.

     Fuel. For the three months ended March 31, 2002, fuel expense decreased $2.9 million or 23.4% compared to the same period in 2001. This decrease in fuel expense was the result of a 26.1% decrease in the average price per gallon somewhat mitigated by a 4.3% increase in fuel usage. Fuel costs represented approximately 7.8% of total KCSR operating expenses for the quarter ended March 31, 2002 compared to 9.4% for the same period in 2001.

     Casualties and Insurance. For the three months ended March 31, 2002, casualties and insurance expense decreased $6.7 million compared to the three months ended March 31, 2001. KCSR experienced several significant derailments in the first quarter of 2001 as well as the settlement of a significant personal injury claim. Costs in the first quarter of 2001 related to these significant derailments approximated $8.5 million compared to derailment expense of approximately $2.5 million for the first quarter of 2002.

     Car Hire. Car hire expense for the first quarter of 2002 decreased $1.3 million compared to the first quarter of 2001. During the first quarter of 2002, KCSR was operating a more efficient and well-controlled railroad compared to the first quarter of 2001, leading to an improvement in car utilization and reduction of car hire costs. An unusual number of derailments (as discussed in casualties and insurance), as well as the effects of line washouts and flooding had a significant adverse impact on the efficiency of the Company's U.S. operations during the first quarter of 2001. The resulting inefficiency led to congestion on KCSR, which contributed to an increase in the number of freight cars from other railroads on the Company's rail line, as well as fewer KCSR freight cars being used by other railroads during the first quarter of 2001.

     Operating Income and KCSR Operating Ratio. Consolidated operating income for the three months ended March 31, 2002 increased $7.3 million, or 120% compared to $6.1 million for the same period in 2001. This increase resulted from an $8.8 million decrease in operating expenses partially offset by a $1.5 million decrease in revenues. The operating ratio for KCSR improved to 87.2% for the three months ended March 31, 2002 compared to 94.0% for the same period in 2001.

Interest Expense. Consolidated interest expense for the three months ended March 31, 2002 declined $3.9 million (26%) compared to the same period in 2001. This decrease was primarily the result of lower interest rates (LIBOR) on variable rate debt as well as a lower average debt balance partially offset by a slight increase in amortization related to debt issue costs.

Other Income. For the three months ended March 31, 2002, the Company's other income increased $3.4 million compared to the prior year quarter primarily as a result of a $3.3 million gain recorded on the sale of non-operating property.

Income Tax Expense. For the three months ended March 31, 2002, the Company's income tax provision was $4.1 million compared to an income tax benefit of $3.2 million of the prior year quarter. This $7.3 million increase in income tax expenses resulted primarily from an increase in the Company's domestic operating income and gains recorded on the sale of the Company's investment in Mexrail and non-operating property. As the Company intends to indefinitely reinvest the equity earnings from Grupo TFM, the Company does not provide deferred income tax expense for the excess of its book basis over the tax basis of its investment in Grupo TFM. Excluding equity earnings of Grupo TFM, the consolidated effective income tax rate for the three months ended March 31, 2002 was 37.3% compared to (40.0%) for the same period in 2001.

Equity in Net Earnings (Losses) of Unconsolidated Affiliates. For the three months ended March 31, 2002, the Company recorded equity in net earnings of unconsolidated affiliates of $4.9 million compared to $11.2 million for the same period in 2001. This decrease is primarily the result of lower equity earnings from Grupo TFM of $6.3 million and PCRC of $0.8 million partially offset by an increase in equity in earnings from Southern Capital of $0.5 million and Mexrail of $0.3 million.

For the three months ended March 31, 2001, equity in earnings from Grupo TFM reflected the Company's proportionate share ($9.1 million) of the income recorded by Grupo TFM relating to the reversion of certain concession assets to the Mexican government. Exclusive of this 2001 reversion income, the Company's first quarter 2002 equity in earnings from Grupo TFM increased $2.8 million compared to the same period in 2001. Grupo TFM's revenue for the three months ended March 31, 2002 improved 1% compared to the same period in 2001 while operating expenses declined slightly for the same period. Under International Accounting Standards ("IAS"), Grupo TFM's first quarter 2002 operating ratio was

77.3% compared to 79.8% in the same period in 2001. Grupo TFM's results for the first quarter of 2002 include a $3.5 million deferred tax benefit (calculated under U.S. GAAP) compared to a deferred income tax expense of $21.7 million in the first quarter of 2001. This variance resulted from an income tax provision on the reversion income recorded in the first quarter of 2001, as well as fluctuations in the peso exchange rate and inflation. Also contributing to Grupo TFM's deferred income tax calculation in the first quarter of 2002 was an approximate $1.7 million expense arising from the change in the Mexican corporate income tax rate, which is being reduced from 35% to 32% in one percent increments beginning in 2003. Under U.S. GAAP, the impact of this 3% graduated rate reduction was recognized for deferred tax purposes in the first quarter of 2002. This rate reduction adversely impacted the results under U.S. GAAP because Grupo TFM has a deferred tax asset, which had previously been recorded based upon higher income tax rates and was reduced as a result of the rate reduction. After consideration of minority interest, this rate change resulted in a $0.5 million reduction in the Company's equity earnings of Grupo TFM during the first quarter 2002.

The Company reports its equity in Grupo TFM under U.S. GAAP while Grupo TFM reports under IAS. Because the Company is required to report its equity in earnings (losses) in Grupo TFM under U.S. GAAP and Grupo TFM reports under IAS, differences in deferred income tax calculations and the classification of certain operating expense categories occur. The deferred tax calculations are significantly impacted by fluctuations in the relative value of the Mexican peso compared to the U.S. dollar and the rate of Mexican inflation, and result in significant variability in the amount of equity in earnings (losses) reported by the Company.

Cumulative Effect of Accounting Change. The Company adopted the provisions of Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") effective January 1, 2001. As a result of this change in the method of accounting for derivative financial instruments, the Company recorded an after-tax charge to earnings of $0.4 million in the first quarter of 2001. This charge is presented as a cumulative effect of an accounting change in the accompanying consolidated condensed financial statements.

TRENDS AND OUTLOOK

The Company continues to make progress toward its goal of improving domestic profitability and reducing corporate debt. Despite the impact of the continuing lagging economy, the Company was able to maintain its revenue during the first quarter of 2002 and more than double its operating income compared to the same period in 2001. The Company's first quarter 2002 diluted earnings per share increased 90% compared to first quarter of 2001. Domestic operating income increased 120% to $13.4 million from $6.1 million in the first quarter of 2001, despite the current economic environment and competitive revenue pressures. Consolidated revenues for the first quarter of 2002 declined slightly, while operating expenses decreased $8.8 million quarter to quarter, primarily as a result of lower costs for compensation, fuel, car hire and casualties. The decline in compensation costs reflects improved operational efficiency and a 6% employee reduction arising from the cost reduction strategy implemented at the end of March 2001. Fuel costs were substantially lower due to an approximate $0.20 decline in the average market price per gallon and the Company's forward purchase position at December 31, 2001. Casualty expenses were lower due to the absence of significant derailment and personal injury casualty events experienced during the first quarter of 2001. Additionally, Grupo TFM continues to provide growth to our earnings as ongoing equity in earnings increased $2.8 million quarter to quarter.

The Company has been aggressively reducing its debt balance since the spin-off of Stilwell Financial Inc. in July 2000. The Company's corporate debt balance as of the date of the spin-off was approximately $682 million compared to approximately $628 million at March 31, 2002. The Company has further reduced its debt balance by approximately $30 million through additional payments since March 31, 2002. This trend is the result of a focused costs control, sound cash management and the sale of various assets, including the Company's investment in Mexrail to TFM in March 2002. Debt reduction will continue to be a high priority for the Company.

The Company has resolved its dispute with its Mexican partner, Grupo TMM in a manner satisfactory for both parties. Management believes that the Mexrail transaction will help promote better operational efficiency and provide more synergistic opportunities for the NAFTA rail network.

A current outlook for the Company's businesses for the remainder of 2002 is as follows (refer to the first paragraph of "Overview" section of this Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, regarding forward-looking comments):

As discussed in the Company's 2001 Form 10-K, management expects coal revenues for the remainder of 2002 to decline as a result of a contractual rate reduction at SWEPCO, as well as the loss of business due to the expiration of a contract that was not renewed. Management believes, however, that total revenues for 2002 will remain essentially flat compared to 2001 as these anticipated coal revenue declines are expected to be offset by higher revenues in other commodity groups through new business and targeted rate increases. As discussed above, the Company recently announced a marketing agreement with BNSF, which management believes will provide important opportunities to grow the Company's revenue base, particularly in the chemical, grain and forest product markets.

Except as outlined herein, variable costs and expenses are expected to be proportionate with revenue activity, assuming normalized rail operations. Fuel prices are expected to fluctuate subject to market conditions. To mitigate the market risk associated with fuel, the Company currently has approximately 47% of its remaining budgeted fuel usage for 2002 under purchase commitments, which lock in a specific price. Casualty expenses are expected to be lower in the remainder of 2002 compared to 2001 based on the Company's continued focus and success on safety issues and the settlement approach implemented during 2001. Insurance costs are expected to rise as the insurance industry responds to the September 11, 2001 terrorist attacks and health care costs are also expected to be higher in 2002 based on the market trends. These increases are expected to be offset by declines in certain railroad retirement issues as described further in "Recent Developments - New Railroad Retirement Improvement Act" of the Company's 2001 Form 10-K. Depreciation expense is expected to increase beginning in mid-2002 following the implementation of MCS and operating lease expense is expected to remain relatively flat.

The Company expects to continue to participate in the earnings/losses from its equity investments in Grupo TFM, Southern Capital and PCRC. Due to the variability of factors affecting the Mexican economy, management can make no assurances as to the impact that a change in the value of the peso or a change in Mexican inflation will have on the results of Grupo TFM.

KCS and Grupo TMM have a call option exercisable on or prior to July 31, 2002 to purchase the 24.6% interest in Grupo TFM currently owned by the Mexican government. It is the intention of the Company and Grupo TMM to exercise this call option on or prior to its expiration on July 31, 2002. The purchase price will be calculated by accreting the Mexican government's initial investment of $199 million from the date of the Mexican government's investment through the date of the purchase, using the interest rate on one-year U.S. Treasury securities. Various financing alternatives are currently being explored. One source of financing could include the use of approximately $81 million due to TFM from the Mexican government as a result of the reversion, during the first quarter of 2001, of a portion of the Concession to the Mexican government by TFM that covers the Hercules-Mariscala rail line. The remainder of the financing required to purchase the Mexican government's Grupo TFM shares is expected to be raised at TFM or by the Company and Grupo TMM, respectively. Management expects this transaction to be completed during the second quarter of 2002. However, there can be no assurances that the Company and Grupo TMM will be able to complete this transaction prior to the expiration of the call option.

LIQUIDITY AND CAPITAL RESOURCES

Summary cash flow data for the Company is as follows (in millions):

                                                   Three Months
                                                  Ended March 31,
                                             -------------------------
                                                  2002        2001
                                                -------     -------
Cash flows provided by (used for):
   Operating activities                         $  37.2     $  13.8
   Investing activities                            22.8       (13.6)
   Financing activities                           (27.9)        6.9
                                                -------     -------
   Cash and equivalents:
    Net increase                                   32.1         7.1
    At beginning of year                           24.7        21.5
                                                -------     -------
    At end of period                            $  56.8     $  28.6
                                                =======     =======

During the three months ended March 31, 2002, the Company's consolidated cash position increased $32.1 million from December 31, 2001. This increase resulted primarily from operating activities and from the net proceeds from the sale of Mexrail to TFM. Net operating cash inflows were $37.2 million and $13.8 million for the three months ended March 31, 2002 and 2001, respectively. The $23.4 million increase in operating cash flows was primarily attributable to higher net income and changes in working capital balances, comprised mainly of the receipt of an income tax refund during the first quarter of 2002.

Net investing cash inflows (outflows) were $22.8 million and ($13.6) million for the three months ended March 31, 2002 and 2001, respectively. This $36.4 million difference was driven by proceeds received from the sale of the Company's investment in Mexrail of $31.4 million and proceeds received from the sale of other assets of approximately $9.3 million in the first quarter of 2002. These cash inflows were partially offset by a $3.5 million increase in capital expenditures and a $1.4 million increase in investments in and loans to affiliates.

For the three months ended March 31, 2002, financing cash outflows were used primarily to repay long-term debt while cash inflows were generated from proceeds from the issuance of common stock under stock plans. For the first quarter of 2002, net financing cash outflows were $27.9 million compared to net financing cash inflows of $6.9 million for the first quarter of 2001. This difference was primarily due to repayments of long-term debt of $30.5 million during the first quarter of 2002 compared with long-term borrowings of $7.1 million during the first three months of 2001.

Management expects cash flows from operations to be positive throughout the remainder of 2002 as a result of operating income, which has historically resulted in positive operating cash flows. Investing activities are projected to use significant amounts of cash for capital expenditures. Future roadway improvement projects will continue to be primarily funded by operating cash flows or, secondarily, through borrowings under the Company's line of credit.

The Company's consolidated ratio of debt to total capitalization was 47.3% and 49.2% at March 31, 2002 and December 31, 2001, respectively. The Company's debt decreased $30.5 million from December 31, 2001 to $627.9 million at March 31, 2002 as a result of the repayment of long-term debt. This decrease in debt was coupled with an increase in the Company's stockholders' equity of $18.4 million to $698.7 million at March 31, 2002. This increase was due primarily to net income of $11.7 million and the issuance of common stock under the stock plans. Management anticipates that the ratio of debt to total capitalization will decline slightly during the remainder of 2002 as debt continues to be reduced and equity increases.

In addition to operating cash flows, the Company has financing available under the revolving portion ("KCS Revolver") of the KCS Credit Facility with a maximum borrowing amount of $100 million. As of March 31, 2002, all $100 million was available under the KCS Revolver. The KCS Credit Facility contains, among other provisions, various financial covenants. As a result of certain financial covenants contained in the credit agreement, maximum utilization of the Company's available line of credit may be restricted. The Company was in full compliance with all covenant provisions of the credit agreement (as amended) at March 31, 2002 and expects to be in compliance at the end of the second quarter and for the foreseeable future. See "Recent Developments - Waiver and Amendments for Credit Facility Covenants" for a discussion of the amendments to the KCS Credit Facility.

The Company filed a Universal Shelf Registration Statement on Form S-3 ("Initial Shelf" - Registration No. 33-69648) in September 1993, as amended in April 1996, for the offering of up to $500 million in aggregate amount of securities. The SEC declared the Initial Shelf effective on April 22, 1996; however, no securities have been issued thereunder. The Company has carried forward $200 million aggregate amount of unsold securities from the Initial Shelf to a Shelf Registration Statement filed on Form S-3 ("Second Shelf" - Registration No. 333-61006) on May 16, 2001 for the offering of up to $450 million in aggregate amount of securities. The SEC declared the Second Shelf effective on June 5, 2001. Securities in the aggregate amount of $300 million remain available under the Initial Shelf and securities in the aggregate amount of $450 million remain available under the Second Shelf. To date, no securities have been issued under either the Initial Shelf or Second Shelf.

As discussed in the 2001 Form 10-K, Grupo TMM and KCS, or either Grupo TMM or KCS, could be required to purchase the Mexican government's interest in TFM. However, this provision is not exercisable prior to October 31, 2003 without the consent of Grupo TFM. If KCS and Grupo TMM, or either KCS or Grupo TMM alone had been required to purchase the Mexican government's 20% interest in TFM as of March 31, 2002, the total purchase price would have been approximately $537.2 million.

During 2001, Southern Capital, a 50% owned unconsolidated affiliate that provides KCSR with access to equipment financing alternatives, refinanced its five-year credit facility, which was scheduled to mature on October 19, 2001, with a one-year bridge loan for $201 million. There was $190.5 million borrowed under the bridge loan as of March 31, 2002. Southern Capital is currently in the process of refinancing the bridge loan with long-term debt. This refinancing transaction is expected to occur during the second quarter of 2002.

The Company believes, based on current expectations, that its cash and other liquid assets, operating cash flows, access to capital markets, borrowing capacity, and other available financing resources are sufficient to fund anticipated operating, capital and debt service requirements and other commitments through 2002. However, the Company's operating cash flows and financing alternatives can be impacted by various factors, some of which are outside of the Company's control. For example, if the Company were to experience a substantial reduction in revenues or a substantial increase in operating costs or other liabilities, its operating cash flows could be significantly reduced. Additionally, the Company is subject to economic factors surrounding capital markets and the Company's ability to obtain financing under reasonable terms is subject to market conditions. Further, the Company's cost of debt relative to potential future debt financing transactions could be impacted by independent rating agencies, which assign debt ratings based on certain credit measurements such as interest coverage and leverage ratios.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in the Company's Quantitative and Qualitative Disclosures About Market Risk from that previously reported in the Annual Report on Form 10-K for the year ended December 31, 2001.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

Part I, Item 1. Financial Statements, Note 8 to the Consolidated Condensed Financial Statements of this Form 10-Q is hereby incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

a) The Company held its 2002 Annual Meeting of Stockholders ("Annual Meeting") on May 2, 2002. A total of 55,168,602 shares of the Common Stock, $.01 per share par value, and Preferred Stock, par value $25.00 per share, or 91.7% of the outstanding voting stock on the record date (60,188,041 shares), was represented at the Annual Meeting, thereby constituting a quorum. These shares voted together as a single class.

b) Proxies for the meeting were solicited pursuant to Regulation 14A; there was no solicitation in opposition to management's nominees for directors as listed in such Proxy Statement and all such nominees were elected. The voting for the election of directors was as follows:

                                                              Total
                                                              Shares
                                                            -----------
      Election of Two Directors
          (i)   Rodney E. Slater

                     For                                     54,079,560
                     Against                                          -
                     Withheld                                 1,287,136
                                                            -----------
                                    Total                    55,366,696
                                                            ===========

          (ii)  Byron G. Thompson

                     For                                     53,683,372
                     Against                                          -
                     Withheld                                 1,287,136
                                                            -----------
                                    Total                    54,970,508
                                                            ===========


c) Listed below are the other matters voted on at the Company's Annual Meeting. These matters are fully described in the Company's Definitive Proxy Statement. The voting was as follows:
                                                              Total
                                                              Shares
                                                            -----------

      Amendment of the Certificate of Incorporation
      To Change the Company Name from "Kansas City
      Southern Industries, Inc." to "Kansas City Southern"

                     For                                     54,920,981
                     Against                                    154,083
                     Abstentions                                 93,538
                     Non-votes                                        -
                                                            -----------
                                    Total                    55,168,602
                                                            ===========

      Ratification of the Board of Directors'
      selection of KPMG LLP as the Company's
       Independent Accountants for 2002

                     For                                     54,352,073
                     Against                                    679,693
                     Abstentions                                138,836
                     Non-votes                                        -
                                                            -----------
                                    Total                    55,168,602
                                                            ===========



Item 6.     Exhibits and Reports on Form 8-K

a)    Exhibits

(3)   Articles of Incorporation and Bylaws

      Articles of Incorporation

3.1 Certificate of Amendment of Certificate of Incorporation of Kansas City Southern is attached to this Form 10-Q as Exhibit 3.1

      Bylaws

3.2 By-laws of Kansas City Southern, as amended and restated to May 2, 2002, is attached to this Form 10-Q as Exhibit 3.2

(4)   Instruments Defining the Right of Security Holders, Including Indentures

4.1 Exhibit 4.1 to the Company's Registration Statement (Commission File No. 333-54262), he Indenture, dated as of September 27, 2000, among the Company, The Kansas City Southern Railway Company, certain other subsidiaries of the Company and The Bank of New York, as trustee (the "2000 Indenture"), is hereby incorporated by reference as Exhibit 4.1

(10)  Material Contracts

10.1 Third Amendment to the Credit Agreement (dated as of January 11, 2000) dated as of March 28, 2002, among Kansas City Southern Industries, Inc. The Kansas City Southern Railway Company, the Lenders party hereto and The Chase Manhattan Bank, as administrative agent, collateral agent, issuing bank and swingline lender is attached to this Form 10-Q as
      Exhibit 10.1

b)    Reports on Form 8-K

      The Company furnished a Current Report on Form 8-K dated January 7, 2002 announcing the date of its fourth quarter and year-end 2001 earnings release and conference call. The information included in this Current Report on Form 8-K was furnished pursuant to Item 9 and shall not be deemed to be filed.

      The Company filed a Current Report on Form 8-K dated January 15, 2002 under Item 5 of such form, announcing that the Mexican courts agreed to hear the legal actions initiated by NAFTA Rail S.A. de C.V., a Mexican subsidiary of KCS, challenging certain resolutions adopted by Grupo TFM at the end of 2001.

      The Company furnished a Current Report on Form 8-K dated January 31, 2002 reporting its fourth quarter and year-end quarter 2001 operating results. The information included in this Current Report on Form 8-K was furnished pursuant to Item 9 and shall not be deemed to be filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on May 10, 2002.

                              Kansas City Southern

                               /s/ Robert H. Berry
               --------------------------------------------------
                                 Robert H. Berry

                Senior Vice President and Chief Financial Officer
                          (Principal Financial Officer)



                              /s/ Louis G. Van Horn
               ---------------------------------------------------
                                Louis G. Van Horn

                         Vice President and Comptroller
                         (Principal Accounting Officer)