Form 10-Q
period 2002-06-30
KANSAS CITY SOUTHERN
filed 2002-08-13
CIK 54480

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2002

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

          CLASS                                     OUTSTANDING AT JULY 31, 2002
--------------------------------------------------------------------------------

COMMON STOCK, $.01 PER SHARE PAR VALUE                         60,328,300 SHARES
--------------------------------------------------------------------------------

                              KANSAS CITY SOUTHERN

                                    FORM 10-Q

                                  JUNE 30, 2002

                                      INDEX

                                                                            PAGE

PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

Introductory Comments                                                          2


Consolidated Balance Sheets -
     June 30, 2002 and December 31, 2001                                       3


Consolidated Statements of Income -
     Three and Six Months Ended June 30, 2002 and 2001                         4


Computation of Basic and Diluted Earnings per Common Share                     4


Consolidated Statements of Cash Flows -
     Six Months Ended June 30, 2002 and 2001                                   5


Consolidated Statement of Changes in Stockholders' Equity -
     Six Months Ended June 30, 2002                                            6


Notes to Consolidated Financial Statements                                     7


ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

               CONDITION AND RESULTS OF OPERATIONS                            15


ITEM 3.        QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK     27


PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS                                              28



ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K                               28



SIGNATURES                                                                    28
----------

                              KANSAS CITY SOUTHERN

                                    FORM 10-Q

                                  JUNE 30, 2002

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTRODUCTORY COMMENTS

The Consolidated Financial Statements included herein have been prepared by Kansas City Southern ("Company" or "KCS"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Consolidated Financial Statements should be read in conjunction with the financial statements and the notes thereto, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (as amended), and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q. Results for the three and six months ended June 30, 2002 are not necessarily indicative of the results expected for the full year 2002.

                              KANSAS CITY SOUTHERN
                           CONSOLIDATED BALANCE SHEETS
                              (DOLLARS IN MILLIONS)

                                                                         June 30,           December 31,
                                                                           2002                 2001
                                                                    ------------------   ------------------
                                                                       (Unaudited)
 ASSETS

 Current assets:
      Cash and cash equivalents                                         $        23.5        $        24.7
      Accounts receivable, net                                                  131.5                130.0
      Inventories                                                                30.6                 27.9
      Other current assets                                                       36.1                 71.8
                                                                    ------------------   ------------------
          Total current assets                                                  221.7                254.4
                                                                    ------------------   ------------------

 Investments                                                                    394.7                386.8

 Properties (net of $682.9 and $660.2 accumulated
      depreciation and amortization, respectively)                            1,329.9              1,327.4

 Goodwill                                                                        10.8                 19.3

 Other assets                                                                    22.4                 23.0
                                                                    ------------------   ------------------
      Total assets                                                      $     1,979.5        $     2,010.9
                                                                    ==================   ==================

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
      Debt due within one year                                          $        10.3        $        46.7
      Accounts and wages payable                                                 43.4                 50.4
      Accrued liabilities                                                       161.9                160.4
                                                                    ------------------   ------------------
          Total current liabilities                                             215.6                257.5
                                                                    ------------------   ------------------

 Other Liabilities

      Long-term debt                                                            584.7                611.7
      Deferred income taxes                                                     368.0                370.2
      Other deferred credits                                                     98.5                 91.2
                                                                    ------------------   ------------------
          Total other liabilities                                             1,051.2              1,073.1
                                                                    ------------------   ------------------

 Stockholders' Equity

      Preferred stock                                                             6.1                  6.1
      Common stock                                                                0.6                  0.6
      Retained earnings                                                         709.2                676.5
      Accumulated other comprehensive loss                                       (3.2)                (2.9)
                                                                    ------------------   ------------------
          Total stockholders' equity                                            712.7                680.3
                                                                    ------------------   ------------------

      Total liabilities and stockholders' equity                        $     1,979.5        $     2,010.9
                                                                    ==================   ==================




See accompanying notes to consolidated financial statements.

                              KANSAS CITY SOUTHERN
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                     Three Months                        Six Months
                                                                    Ended June 30,                     Ended June 30,
                                                           ---------------------------------- ----------------------------------
                                                                2002              2001              2002             2001
                                                           ---------------- ----------------- ----------------- ----------------

Revenues                                                       $     137.9       $     143.2       $     280.4      $     287.2

Costs and expenses

   Compensation and benefits                                          46.5              47.6              95.9             96.7
   Depreciation and amortization                                      14.6              14.5              29.5             28.9
   Purchased services                                                 13.6              14.4              27.6             26.4
   Operating leases                                                   12.6              12.7              24.7             25.5
   Fuel                                                                9.3              11.4              18.8             23.8
   Casualties and insurance                                            7.2               7.7              15.1             22.3
   Car hire                                                            4.1               5.7               9.3             12.2
   Other                                                              15.5              16.3              31.6             32.4
                                                           ---------------- ----------------- ----------------- ----------------
Total costs and expenses                                             123.4             130.3             252.5            268.2

Operating income                                                      14.5              12.9              27.9             19.0

Equity in net earnings (losses) of unconsolidated
 affiliates:
     Grupo Transportacion Ferroviaria Mexicana, S.A.
      de C.V.                                                         13.0               4.9              17.8             16.0
     Other                                                            (1.3)              0.3              (1.2)             0.4
Gain on sale of Mexrail, Inc.                                          -                 -                 4.4              -
Interest expense                                                     (10.5)            (14.5)            (21.8)           (29.7)
Other income                                                           4.4               1.1               8.8              2.1
                                                           ---------------- ----------------- ----------------- ----------------
Income before income taxes, extraordinary item and
 cumulative effect of accounting changes                              20.1               4.7              35.9              7.8
Income tax provision (benefit)                                         2.9               -                 7.0             (3.2)
                                                           ---------------- ----------------- ----------------- ----------------
Income before extraordinary item and cumulative effect
      of accounting change                                            17.2               4.7              28.9             11.0
Extraordinary item, net of income taxes                               (2.7)              -                (2.7)             -
Cumulative effect of accounting change, net of income taxes            -                 -                 -               (0.4)
                                                           ---------------- ----------------- ----------------- ----------------
Net income                                                     $      14.5       $       4.7       $      26.2      $      10.6
                                                           ================ ================= ================= ================

PER SHARE DATA

Basic earnings per Common share

   Income before extraordinary item and cumulative effect
    of accounting change                                       $      0.28       $      0.08       $      0.48      $      0.19
   Extraordinary item, net of income taxes                           (0.04 )            -                (0.04)             -
   Cumulative effect of accounting change, net of income
    taxes                                                             -                 -                 -               (0.01)
                                                           ---------------- ----------------- ----------------- ----------------
       Total basic earnings per Common share                   $      0.24       $      0.08       $      0.44      $      0.18
                                                           ================ ================= ================= ================

Diluted earnings per Common share

   Income before extraordinary item and cumulative effect
    of accounting change                                       $      0.27       $      0.08       $      0.46      $      0.18
   Extraordinary item, net of income taxes                           (0.04 )            -                (0.04)
   Cumulative effect of accounting change, net of income
    taxes                                                             -                 -                 -               (0.01)
                                                           ---------------- ----------------- ----------------- ----------------
       Total diluted earnings per Common share                 $      0.23       $      0.08       $      0.42      $      0.17
                                                           ================ ================= ================= ================

Weighted average Common shares outstanding (in thousands)
       Basic                                                        60,095            58,380            59,918           58,321
       Potential dilutive common shares                              2,232             2,536             2,148            2,528
                                                           ---------------- ----------------- ----------------- ----------------
         Diluted                                                    62,327            60,916            62,066           60,849

Dividends per Preferred share                                  $      0.25       $      0.25       $      0.50      $      0.50




See accompanying  notes to  consolidated financial statements.

                              KANSAS CITY SOUTHERN
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                                                               Six Months
                                                                                             Ended June 30,
                                                                                ---------------------------------------
                                                                                       2002                 2001
                                                                                ------------------   ------------------
CASH FLOWS PROVIDED BY (USED FOR):

OPERATING ACTIVITIES:

   Net income                                                                        $       26.2         $       10.6
   Adjustments to reconcile net income to net cash
    provided by operating activities
     Depreciation and amortization                                                           29.5                 28.9
     Deferred income taxes                                                                   (1.1)                 9.5
     Equity in undistributed earnings of unconsolidated affiliates                          (16.6)               (16.4)
     Distributions from unconsolidated affiliates                                             -                    3.0
     Gain on sale of Mexrail, Inc.                                                           (4.4)                 -
     Gain on sale of property                                                                (8.9)                (3.1)
   Tax benefit realized upon exercise of stock options                                        1.0                  3.4
   Changes in working capital items
     Accounts receivable                                                                     (2.4)                (1.3)
     Inventories                                                                             (2.7)                 4.3
     Other current assets                                                                    34.6                  5.2
     Accounts and wages payable                                                              (8.8)                (6.9)
     Accrued liabilities                                                                      5.2                (19.2)
   Other, net                                                                                 9.0                 (3.2)
                                                                                ------------------   ------------------
     Net cash provided by operating activities                                               60.6                 14.8
                                                                                ------------------   ------------------


INVESTING ACTIVITIES:

   Property acquisitions                                                                    (39.1)               (27.0)
   Proceeds from disposal of property                                                        16.1                  6.2
   Investment in and loans to affiliates                                                     (3.5)                (5.5)
   Proceeds from sale of Mexrail, Inc.                                                       31.4                  -
   Other, net                                                                                 1.1                 (1.5)
                                                                                ------------------   ------------------
     Net cash provided by (used for) investing activities                                     6.0                (27.8)
                                                                                ------------------   ------------------


FINANCING ACTIVITIES:

   Proceeds from issuance of long-term debt                                                 200.0                 30.0
   Repayment of long-term debt                                                             (263.4)               (18.2)
   Debt issuance costs                                                                       (5.4)                 -
   Proceeds from stock plans                                                                  3.7                  1.6
   Cash dividends paid                                                                       (0.1)                (0.1)
   Other, net                                                                                (2.6)                (3.2)
                                                                                ------------------   ------------------
     Net cash provided by (used for) financing activities                                   (67.8)                10.1
                                                                                ------------------   ------------------


CASH AND CASH EQUIVALENTS:

   Net decrease in cash and cash equivalents                                                 (1.2)                (2.9)
   At beginning of year                                                                      24.7                 21.5
                                                                                ------------------   ------------------
   At end of period                                                                  $       23.5         $       18.6
                                                                                ==================   ==================












See accompanying notes to consolidated financial statements.

                                        KANSAS CITY SOUTHERN
                      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                             (UNAUDITED)


                                                                                                Accumulated
                                              $25 Par         $.01 Par                             other
                                            Preferred          Common           Retained       comprehensive
                                              stock            Stock            Earnings       income (loss)        Total
                                         ------------------ --------------- ----------------- ---------------- -----------------
Balance at December 31, 2001                   $      6.1       $      0.6       $     676.5      $      (2.9)      $     680.3

Comprehensive income:
   Net income                                                                           26.2
   Change in fair value of cash flow
    hedge                                                                                                (0.3)

Comprehensive income                                                                                                       25.9

Dividends                                                                               (0.1)                              (0.1)
Options exercised and stock subscribed                                                   6.6                                6.6
                                         ------------------ --------------- ----------------- ---------------- -----------------
Balance at June 30, 2002                       $      6.1       $      0.6       $     709.2      $      (3.2)      $     712.7
                                         ================== =============== ================= ================ =================































See accompanying notes to consolidated financial statements.

                              KANSAS CITY SOUTHERN
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ACCOUNTING POLICIES AND INTERIM FINANCIAL STATEMENTS. In the opinion of the management of Kansas City Southern ("Company" or "KCS"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal closing procedures) necessary to present fairly the financial position of the Company and its subsidiary companies as of June 30, 2002 and December 31, 2001, the results of its operations for the three months and six months ended June 30, 2002 and 2001, its cash flows for the six months ended June 30, 2002 and 2001, and its changes in stockholders' equity for the six months ended June 30, 2002. The accompanying consolidated financial statements have been prepared consistently with accounting policies described in Note 2 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (as amended). The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year 2002. Certain comparative prior year amounts in the consolidated financial statements have been reclassified to conform to the current period presentation.

2. EARNINGS PER SHARE DATA. The effect of stock options to employees represent the only difference between the weighted average shares used for the basic earnings per share computation compared to the diluted earnings per share computation. The following is a reconciliation from the weighted average shares used for the basic earnings per share computation and the diluted earnings per share computation for the three and six months ended June 30, 2002 and 2001, respectively (in thousands):

                                                          Three Months                  Six Months
                                                         Ended June 30,               Ended June 30,
                                                  ---------------------------   --------------------------
                                                        2002          2001           2002          2001
                                                  -------------  ------------   ------------  ------------
       Basic shares                                     60,095        58,380         59,918        58,321
       Effect of dilution:  Stock options                2,232         2,536          2,148         2,528
                                                  -------------  ------------   ------------  ------------
       Diluted shares                                   62,327        60,916         62,066        60,849
                                                  =============  ============   ============  ============
        Shares excluded from diluted computation            55            20             38            27
                                                  -------------  ------------   ------------  ------------

Shares were excluded from the applicable periods diluted earnings per share computation because the exercise prices were greater than the average market price of the common shares. Preferred dividends are the only adjustments that affect the numerator of the diluted earnings per share computation. Adjustments related to preferred dividends were not material for the periods presented.

3. INVESTMENTS. Investments in unconsolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control. Investments in unconsolidated affiliates at June 30, 2002 include, among others, equity interests in Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. ("Grupo TFM"), Southern Capital Corporation, LLC ("Southern Capital"), and the Panama Canal Railway Company ("PCRC").

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

Following the purchase of the Mexican government's 24.6% interest in Grupo TFM as discussed in note 9 below, KCS owns approximately 46.6% of Grupo TFM while Grupo TMM (together with certain of its affiliates) owns approximately 48.5% of Grupo TFM. The Mexican government owns an effective interest of 4.9% in Grupo TFM due to its 20% interest in TFM, which purchased the Grupo TFM shares from the Mexican government. The Company is party to certain agreements with Grupo TMM covering the Grupo TFM joint venture. These agreements contain "change in control" provisions, provisions intended to preserve the Company's and Grupo TMM's proportionate ownership of the joint venture, and super majority provisions with respect to voting on certain significant transactions. Such agreements also provide a right of first refusal in the event that either party initiates a divestiture of its equity interest in Grupo TFM. Under certain circumstances, such agreements could affect the Company's ownership percentage and rights in these equity affiliates.

Condensed financial information of certain unconsolidated affiliates is shown below. All amounts, including those for Grupo TFM, are presented under accounting principles generally accepted in the United States of America ("U.S. GAAP"). Mexrail financial results were consolidated into the accounts of Grupo TFM effective April 1, 2002 and are not presented separately . Financial information of immaterial unconsolidated affiliates has been omitted:

FINANCIAL CONDITION (DOLLARS IN MILLIONS):

                                                June 30, 2002                           December 31, 2001
                                       -------------------------------    ---------------------------------------------
                                                            Southern                                         Southern
                                        PCRC     Grupo TFM   Capital       Mexrail     PCRC     Grupo TFM     Capital
                                       -------- ------------ ---------    ---------- --------- ------------- ----------

Current assets                          $  7.8    $   447.0   $   8.2       $  34.9   $   3.6     $   294.3    $   2.5
Non-current assets                        88.1      2,052.4     146.3          59.3      85.5       1,924.3      240.6
                                       -------- ------------ ---------    ---------- --------- ------------- ----------
       Assets                           $ 95.9    $ 2,499.4   $ 154.5       $  94.2   $  89.1     $  2,218.6   $ 243.1
                                       ======== ============ =========    ========== ========= ============= ==========

Current liabilities                     $  7.6    $   377.9   $   0.1       $  42.8   $  10.8     $   350.8    $ 196.6
Non-current liabilities                   69.1        808.2     107.4          27.5      55.3         593.8          -
Minority interest                            -        383.9         -             -         -         376.3          -
Equity of stockholders and partners       19.2        929.4      47.0          23.9      23.0         897.7       46.5
                                       -------- ----------------------    ---------- --------- ------------- ----------
       Liabilities and equity           $ 95.9    $ 2,499.4   $ 154.5       $  94.2   $  89.1     $ 2,218.6    $ 243.1
                                       ======== ============ =========    ========== ========= ============= ==========

KCS's investment                        $ 15.7    $   349.4   $  23.5       $  11.7   $  13.9     $   334.4    $  23.2
                                       -------- ------------ ---------    ---------- --------- ------------- ----------


OPERATING RESULTS (DOLLARS IN MILLIONS):

                                                            Three Months                        Six Months
                                                           Ended June 30,                     Ended June 30,
                                                     ----------------------------       ----------------------------
                                                       2002              2001             2002              2001
                                                     ----------        ----------       ----------        ----------
Revenues:
    Mexrail                                             $    -           $  14.5          $  13.3           $  29.1
    PCRC                                                   0.6                 -              1.6                 -
    Grupo TFM                                            186.3             171.9            343.8             327.9
    Southern Capital                                       7.5               7.5             15.0              15.1

Operating costs and expenses:
    Mexrail                                             $    -           $  15.3          $  13.3           $  30.6
    PCRC                                                   3.1               0.5              6.0               0.9
    Grupo TFM                                            130.2             129.2            252.2             199.5
    Southern Capital                                       6.4               6.5             12.1              13.2

Net income (loss):
    Mexrail                                             $    -           $  (0.5)         $   0.0           $  (0.8)
    PCRC                                                  (2.0)             (0.3)            (3.8)             (0.3)
    Grupo TFM                                             35.0              13.3             48.0              43.5
    Southern Capital                                      (0.7)              1.1              1.2               2.0


4. NONCASH INVESTING AND FINANCING ACTIVITIES. The Company initiated the Thirteenth Offering of KCS common stock under the Employee Stock Purchase Plan ("ESPP") during 2001. Stock subscribed under the Thirteenth Offering will be issued to employees in 2003 and is being paid for through employee payroll deductions in 2002. During the first six months of 2002, the Company has received approximately $1.9 million from payroll deductions associated with the Thirteenth Offering of the ESPP. In the first quarter of 2002, the Company issued approximately 611,107 shares of KCS common stock under the Twelfth Offering of the ESPP. These shares, totaling a purchase price of approximately $4.5 million, were subscribed and paid for through employee payroll deductions in 2001. During the first quarter of 2001, the Company received approximately $1.0 million associated with the Twelfth Offering of the ESPP.

5. DERIVATIVE FINANCIAL INSTRUMENTS. The Company adopted the provisions of Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") effective January 1, 2001. As a result of this change in the method of accounting for derivative financial instruments, the Company recorded an after-tax charge to earnings of $0.4 million in the first quarter of 2001. This charge is presented as a cumulative effect of an accounting change in the accompanying consolidated financial
statements  and  represents  the  ineffective   portion  of  interest  rate  cap
agreements that the Company held at the time of adoption of SFAS 133. These interest rate cap agreements, which expired during the first quarter of 2002, had a fair value of approximately zero at December 31, 2001 and were completely charged off during 2001. During the six months ended June 30, 2002, the Company did not record any adjustments to income for derivative transactions. The Company does not currently have any derivative financial instruments outstanding.

In addition, the Company records adjustments to its stockholders' equity (accumulated other comprehensive income (loss)) for its portion of the adjustment to the fair value of interest rate swap transactions to which Southern Capital, a 50% owned unconsolidated affiliate, is a participant. The Company also adjusts its investment in Southern Capital by the change in the fair value of these derivative instruments. During the six months ended June 30, 2002, the Company recorded comprehensive income (loss) of ($0.3) million related to an adjustment to the fair value of interest rate swap transactions of Southern Capital.

In conjunction with the refinancing transaction discussed below in note 7, Southern Capital terminated these interest rate swap transactions. As a result, Southern Capital will amortize the balance of accumulated other comprehensive income (loss) into interest expense over the former remaining life of the interest rate swap transactions. This charge will impact Southern Capital's interest expense by approximately $1.3 million in 2002, $2.4 million in 2003 and $0.9 million in each of 2004, 2005 and 2006. The Company will realize the impact of this charge through a related reduction in equity earnings from Southern Capital and will amortize its balance in accumulated other comprehensive income
(loss) to its investment in Southern Capital.

6. IMPLEMENTATION OF NEW TRANSPORTATION COMPUTER SYSTEM. On July 14, 2002, the Company implemented its new Management Control System ("MCS") on The Kansas City Southern Railway Company ("KCSR"). This state-of-the-art system is designed to provide better analytical tools for management to use in its decision-making processes. MCS, among other things, provides tracking of individual shipments across our rail system and compares that movement to the service sold to the customer. If a shipment falls behind schedule, MCS automatically generates alerts and action recommendations. The Company's depreciation expense is expected to increase by approximately $4.8 million per annum ($2.4 million in 2002) as a result of the implementation of MCS.

7. DEBT REFINANCING. During the second quarter of 2002, the Company was party to several debt refinancing transactions as described below.

SENIOR NOTES
On June 12, 2002, KCSR issued $200 million of 7 1/2% senior notes due June 15, 2009 ("7 1/2% Notes") through a private offering pursuant to Rule 144A under the Securities Act of 1933 in the United States and Regulation S outside the United States ("Note Offering"). The 7 1/2% Notes bear a fixed annual interest rate to be paid semi-annually on June 15 and December 15. These notes are general unsecured obligations of KCSR, are guaranteed by the Company and certain of its subsidiaries and contain certain covenants and restrictions customary for this type of debt instrument and for borrowers with similar credit ratings.

Net proceeds from the Note Offering of $195.8 million, together with cash, were used to repay term debt under the Company's senior secured credit facility ("KCS Credit Facility") and certain other secured indebtedness of the Company. Debt issuance costs related to the Note Offering of approximately $4.3 million were deferred and are being amortized over the seven-year term of the 7 1/2% Notes. See "New Credit Agreement" below.

NEW CREDIT AGREEMENT
On June 12, 2002, in conjunction with the repayment of certain of the term loans under the KCS Credit Facility using the net proceeds received from the Note Offering, the Company amended and restated the KCS Credit Facility (the amended and restated credit agreement is referred to as the New Credit Agreement herein). The New Credit Agreement provides KCSR with a $150 million term loan ("Tranche B term loan"), which matures on June 12, 2008, and a $100 million revolving credit facility ("Revolver"), which matures on January 11, 2006. Letters of credit are also available under the Revolver up to a limit of $15 million. The proceeds from future borrowings under the Revolver may be used for working capital and for general corporate purposes. The letters of credit may be used for general corporate purposes. Borrowings under the New Credit Agreement are secured by substantially all of the Company's assets and are guaranteed by the majority of its subsidiaries.

The Tranche B term loan and the Revolver bear interest at the London Interbank Offered Rate ("LIBOR") or an alternate base rate, as the Company shall select, plus an applicable margin. The applicable margin for the Tranche B term loan is 2% for LIBOR borrowings and 1% for alternate base rate borrowings. The applicable margin for the Revolver is based on the Company's leverage ratio (defined as the ratio of the Company's total debt to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization, excluding the undistributed earnings of unconsolidated affiliates) for the prior four fiscal quarters). Based on the Company's leverage ratio as of June 30, 2002, the applicable margin was 2.25% per annum for LIBOR borrowings and 1.25% per annum for alternate base rate borrowings.

The New Credit Agreement also requires the payment to the lenders of a commitment fee of 0.50% per annum on the average daily, unused amount of the Revolver and Tranche B term loan. Additionally, a fee equal to a per annum rate of 0.25% plus the applicable margin for LIBOR priced borrowings under the Revolver will be paid on any letter of credit issued under the Revolver.

The New Credit Agreement contains certain provisions, covenants and restrictions customary for this type of debt and for borrowers with a similar credit rating. These provisions include, among others, restrictions on the Company's ability and its subsidiaries ability to 1) incur additional debt or liens; 2) enter into sale and leaseback transactions; 3) merge or consolidate with another entity; 4) sell assets; 5) enter into certain transactions with affiliates; 6) make investments, loans, advances, guarantees or acquisitions; 7) make certain restricted payments, including dividends, or make certain payments on other indebtedness; or 8) make capital expenditures. In addition, the Company is required to comply with certain financial ratios, including minimum interest expense coverage and leverage ratios. The New Credit Agreement also contains certain customary events of default. These covenants, along with other provisions, could restrict maximum utilization of the Revolver.

Debt issuance costs related to the New Credit Agreement of approximately $1.1 million were deferred and are being amortized over the respective term of the loans. Extraordinary debt retirement costs associated with the prepayment of certain term loans under the KCS Credit Facility using proceeds from the Note Offering were approximately $4.3 million ($2.7 million, net of income taxes).

SOUTHERN CAPITAL
On June 25, 2002, Southern Capital refinanced the outstanding balance of its one-year bridge loan through the issuance of approximately $167.6 million of pass through trust certificates and the sale of 50 locomotives. The pass through trust certificates are secured by the sold locomotives, all of the remaining locomotives and rolling stock owned by Southern Capital and rental payments payable by KCSR under the sublease of the sold locomotives and its leases of the equipment owned by Southern Capital. Payments of interest and principal of the pass through trust certificates, which are due semi-annually on June 30 and December 30 commencing on December 30, 2002 and ending on June 30, 2022, are insured under a financial guarantee insurance policy by MBIA Insurance Corporation. KCSR leases or subleases all of the equipment securing the pass through trust certificates.

8. COMMITMENTS AND CONTINGENCIES. The Company has had no significant changes in its outstanding litigation or other commitments and contingencies from that previously reported in Note 11 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001 in the Notes to Consolidated Financial Statements. The following provides an update of the Bogalusa cases.

BOGALUSA CASES. In July 1996, KCSR was named as one of twenty-seven defendants in various lawsuits in Louisiana and Mississippi arising from the explosion of a rail car loaded with chemicals in Bogalusa, Louisiana on October 23, 1995. As a result of the explosion, nitrogen dioxide and oxides of nitrogen were released into the atmosphere over parts of that town and the surrounding area allegedly causing evacuations and injuries. Approximately 25,000 residents of Louisiana and Mississippi (plaintiffs) have asserted claims to recover damages allegedly caused by exposure to the released chemicals. On October 29, 2001, KCSR and representatives for its excess insurance carriers negotiated a settlement in principle with the plaintiffs for $22.3 million. The settlement was finalized with the execution of a Master Global Settlement Agreement

("MSGA") in early 2002. On April 1, 2002, the first payment of approximately $11.1 million was made under the terms of the MSGA, reducing the liability at June 30, 2002 to approximately $11.2 million. An additional payment of $8.0 million was made on July 1, 2002, leaving a remaining liability of $3.0 million. The final payment of $3.0 million is expected to occur on October 1, 2002. The Company also has recorded an insurance receivable of $11.2 million at June 30, 2002 related to the Bogalusa cases.

9. PURCHASE OF MEXICAN GOVERNMENT'S OWNERSHIP OF GRUPO TFM. KCS and Grupo TMM have exercised their call option and, on July 29, 2002, completed the purchase of the Mexican government's 24.6% ownership of Grupo TFM. The Mexican government's ownership interest of Grupo TFM was purchased by TFM for a purchase price of $256.1 million, utilizing a combination of proceeds from an offering by TFM of debt securities, a credit from the Mexican government for the reversion of certain rail facilities and other resources. This transaction results in an increase in the Company's ownership percentage of Grupo TFM from 36.9% to approximately 46.6%.

10. NEW ACCOUNTING PRONOUNCEMENT. Effective January 1, 2002, the Company implemented Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 provides, among other things, that goodwill with an indefinite life shall no longer be amortized, but shall be evaluated for impairment on an annual basis. SFAS 142 also requires separate presentation of goodwill on the balance sheet and impairment losses are to be shown as a separate item on the income statement. Additionally, changes in the carrying amount of goodwill should be disclosed in the footnotes to the financial statements. SFAS 142 also requires various transitional disclosures until all periods presented reflect the provisions of SFAS 142. These transitional disclosures include the presentation of net income and earnings per share information adjusted to exclude amortization expense (including the related income tax effects) for all periods presented. These transitional disclosures are presented in the table below.

The Company has presented its goodwill as a separate line item on the accompanying balance sheets. Additionally, the Company has performed its transitional goodwill impairment test and determined that existing goodwill is not impaired. During the six months ended June 30, 2002, the Company's goodwill decreased $8.5 million due to the sale of Mexrail to TFM.

                                                          Three Months                   Six Months
                                                         Ended June 30,                Ended June 30,
                                                    -------------------------     --------------------------
                                                       2002          2001            2002          2001
                                                    ------------  -----------     -----------   ------------
                                                        (dollars in millions, except per share amounts)

Reported net income                                      $ 14.5       $  4.7          $ 26.2         $ 10.6
Add back: Goodwill amortization                               -          0.2               -            0.3
                                                     -----------   ----------      ----------    -----------
Adjusted net income                                      $ 14.5       $  4.9          $ 26.2         $ 10.9
                                                     ===========   ==========      ==========    ===========

Reported diluted earnings per share                      $ 0.23       $ 0.08          $ 0.42         $ 0.17
Add back: Goodwill amortization                               -         0.00               -           0.01
                                                     -----------   ----------      ----------    -----------
Adjusted diluted earnings per share                      $ 0.23       $ 0.08          $ 0.42         $ 0.18
                                                     ===========   ==========      ==========    ===========


11. CONDENSED CONSOLIDATING FINANCIAL INFORMATION. In September 2000, KCSR issued $200 million of 9 1/2% senior notes due 2008. In addition, as discussed above in note 7, KCSR issued $200 million of 7 1/2% senior notes due 2009. Each of these note issues is an unsecured obligations of KCSR, however, they are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by KCS and certain of the subsidiaries (all of which are wholly-owned) within the KCS consolidated group. For the 9 1/2% senior notes due 2008, KCS registered exchange notes with the SEC that have substantially identical terms and associated guarantees and all of the initial senior notes due 2008 were exchanged for $200 million of registered exchange notes. KCS submitted a Form S-4 Registration Statement to the SEC on July 12, 2002, as amended on July 24, 2002, relative to an exchange offer for the $200 million 7 1/2% senior notes due 2009. On July 30, 2002, the SEC declared this Registration Statement effective and the exchange offer is expected to be completed during the third quarter of 2002.

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

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

                                                 Six months ended June 30, 2002 (dollars in millions)
                                  ------------------------------------------------------------------------------------
                                                                                Non-
                                                 Subsidiary    Guarantor     Guarantor    Consolidating  Consolidated
                                     Parent        Issuer     Subsidiaries  Subsidiaries   Adjustments       KCS
                                  ------------- ------------- ------------- ------------- -------------- -------------
Revenues                            $        -    $    276.4    $     13.4     $     7.9    $     (17.3)   $    280.4
Costs and expenses                         5.7         241.8          14.1           8.2          (17.3)        252.5
                                  ------------- ------------- ------------- ------------- -------------- -------------
     Operating income (loss)              (5.7)         34.6          (0.7)         (0.3)             -          27.9

Equity in net earnings (losses)
   of unconsolidated affiliates and
   subsidiaries                           28.3          22.0          (0.1)         16.6          (50.2)         16.6
Gain on sale of Mexrail                    4.4           4.4             -             -           (4.4)          4.4
Interest expense                          (0.3)        (21.0)         (0.3)         (0.2)             -         (21.8)
Other income                               0.1           1.6           7.0           0.3           (0.2)          8.8
                                  ------------- ------------- ------------- ------------- -------------- -------------
     Income (loss) before
       income taxes                       26.8          41.6           5.9          16.4          (54.8)         35.9
Income tax provision (benefit)            (2.1)          7.3           2.2          (0.4)             -           7.0
                                  ------------- ------------- ------------- ------------- -------------- -------------
Income (loss) before
   extraordinary item                     28.9          34.3           3.7          16.8          (54.8)         28.9
Extraordinary item                        (2.7)         (2.7)            -             -            2.7          (2.7)
                                  ------------- ------------- ------------- ------------- -------------- -------------
Net income                          $     26.2    $     31.6    $      3.7     $    16.8    $     (52.1)   $     26.2
                                  ============= ============= ============= ============= ============== =============



                                                 Six months ended June 30, 2001 (dollars in millions)
                                  ------------------------------------------------------------------------------------
                                                                                Non-
                                                 Subsidiary    Guarantor     Guarantor    Consolidating  Consolidated
                                     Parent        Issuer     Subsidiaries  Subsidiaries   Adjustments       KCS
                                  ------------- ------------- ------------- ------------- -------------- -------------
Revenues                            $        -    $    280.0    $     11.9     $     9.6    $     (14.3)   $    287.2
Costs and expenses                         6.2         256.5          10.2           9.6          (14.3)        268.2
                                  ------------- ------------- ------------- ------------- -------------- -------------
     Operating income (loss)              (6.2)         23.5           1.7             -              -          19.0

Equity in net earnings (losses)
of unconsolidated affiliates and
   subsidiaries                           15.4          17.5          (0.1)         17.1          (33.5)         16.4
Interest expense                          (0.4)        (30.3)         (0.3)         (0.2)           1.5         (29.7)
Other income                                 -           3.6             -             -           (1.5)          2.1
                                  ------------- ------------- ------------- ------------- -------------- -------------
     Income (loss) before
       income taxes                        8.8          14.3           1.3          16.9          (33.5)          7.8
Income tax provision (benefit)            (2.2)         (1.8)          0.5           0.3              -          (3.2)
Income (loss) before cumulative
   effect of accounting change            11.0          16.1           0.8          16.6          (33.5)         11.0
                                  ------------- ------------- ------------- ------------- -------------- -------------
Cumulative effect of accounting
   change, net of income taxes            (0.4)         (0.4)            -             -            0.4          (0.4)
                                  ------------- ------------- ------------- ------------- -------------- -------------
Net income                          $     10.6    $     15.7    $      0.8     $    16.6    $     (33.1)   $     10.6
                                  ============= ============= ============= ============= ============== =============


CONDENSED CONSOLIDATING BALANCE SHEETS

                                                       As of June 30, 2002 (dollars in millions)
                                  ------------------------------------------------------------------------------------
                                                                                Non-
                                                 Subsidiary    Guarantor     Guarantor    Consolidating  Consolidated
                                     Parent        Issuer     Subsidiaries  Subsidiaries   Adjustments       KCS
                                  ------------- ------------- ------------- ------------- -------------- -------------
ASSETS

   Current assets                   $     38.0    $    226.8    $     29.3    $     17.6    $     (90.0)   $    221.7
   Investments                           731.2         423.5             -         402.9       (1,162.9)        394.7
   Properties, net                         0.2       1,291.8          36.2           1.7              -       1,329.9
   Goodwill and other assets               1.8          32.0           0.8           0.1           (1.5)         33.2
                                  ------------- ------------- ------------- ------------- -------------- -------------

     Total assets                   $    771.2    $  1,974.1    $     66.3    $    422.3    $  (1,254.4)   $  1,979.5
                                  ============= ============= ============= ============= ============== =============

LIABILITIES AND EQUITY
   Current liabilities              $      4.5    $    250.1    $      8.6    $     42.4    $     (90.0)   $    215.6
   Long-term debt                          1.3         577.1           1.8           4.5              -         584.7
   Payable to affiliates                  11.7             -           0.6             -          (12.3)            -
   Deferred income taxes                   9.5         356.1           4.9          (1.0)          (1.5)        368.0
   Other liabilities                      31.5          63.2           3.7           0.1              -          98.5
   Stockholders' equity                  712.7         727.6          46.7         376.3       (1,150.6)        712.7
                                  ------------- ------------- ------------- ------------- -------------- -------------
     Total liabilities and
       equity                       $    771.2    $  1,974.1    $     66.3    $    422.3    $  (1,254.4)   $  1,979.5
                                  ============= ============= ============= ============= ============== =============




                                                     As of December 31, 2001 (dollars in millions)
                                  ------------------------------------------------------------------------------------
                                                                                Non-
                                                 Subsidiary    Guarantor     Guarantor    Consolidating  Consolidated
                                     Parent        Issuer     Subsidiaries  Subsidiaries   Adjustments       KCS
                                  ------------- ------------- ------------- ------------- -------------- -------------
ASSETS

   Current assets                   $     25.5    $    223.4    $     22.0    $      6.6    $     (23.1)   $    254.4
   Investments                           701.4         413.6             -         376.4       (1,104.6)        386.8
   Properties, net                         0.3       1,287.1          38.2           1.8              -       1,327.4
   Goodwill and other assets               1.7          40.4           1.7           0.1           (1.6)         42.3
                                  ------------- ------------- ------------- ------------- -------------- -------------

     Total assets                   $    728.9    $  1,964.5    $     61.9    $    384.9    $  (1,129.3)   $   2,010.9
                                  ============= ============= ============= ============= ============== =============

LIABILITIES AND EQUITY
   Current liabilities              $      7.2    $    252.3    $      6.9    $     14.2    $     (23.1)   $    257.5
   Long-term debt                          1.3         602.9           2.8           4.7              -         611.7
   Payable to affiliates                   4.8             -           0.6             -           (5.4)            -
   Deferred income taxes                   9.5         350.9           5.2           6.2           (1.6)        370.2
   Other liabilities                      25.8          62.0           3.4             -              -          91.2
   Stockholders' equity                  680.3         696.4          43.0         359.8       (1,099.2)        680.3
                                  ------------- ------------- ------------- ------------- -------------- -------------
     Total liabilities and
       equity                       $    728.9    $  1,964.5    $     61.9    $    384.9    $  (1,129.3)   $  2,010.9
                                  ============= ============= ============= ============= ============== =============

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                 Six months ended June 30, 2002 (dollars in millions)
                                  ------------------------------------------------------------------------------------
                                                                                Non-
                                                 Subsidiary    Guarantor     Guarantor    Consolidating  Consolidated
                                     Parent        Issuer     Subsidiaries  Subsidiaries   Adjustments       KCS
                                  ------------- ------------- ------------- ------------- -------------- -------------
Net cash flows provided by (used
 for) operating activities:         $    (11.0)   $     69.1    $     (7.5)    $     9.9     $      0.1    $     60.6
                                  ------------- ------------- ------------- ------------- -------------- -------------

Investing activities:
   Property acquisitions                     -         (38.1)         (1.0)            -              -         (39.1)
   Proceeds from disposal of
     property                              7.7           8.4                                       16.1
   Investments in and loans to
     affiliates                              -             -             -         (10.3)           6.8          (3.5)
   Proceeds from sale of
    investments                              -          31.4             -             -              -          31.4
   Other, net                                -           0.4           0.7             -              -           1.1
                                  ------------- ------------- ------------- ------------- -------------- -------------
     Net                                     -           1.4           8.1         (10.3)           6.8           6.0
                                  ------------- ------------- ------------- ------------- -------------- -------------

Financing activities:
   Proceeds from issuance of
     long-term debt                          -         200.0             -             -              -         200.0
   Repayment of long-term debt            (0.4)       (261.8)         (1.0)         (0.2)             -        (263.4)
   Proceeds from loans from
     affiliates                            7.3             -           0.1             -           (7.4)            -
   Repayment of loans from
     affiliates                           (0.5)            -             -             -            0.5             -
   Debt issuance costs                       -          (5.4)                                                    (5.4)
   Proceeds from stock plans               3.7             -             -             -              -           3.7
   Cash dividends paid                    (0.1)            -             -             -              -          (0.1)
   Other, net                                -          (2.9)          0.3             -              -          (2.6)
                                  ------------- ------------- ------------- ------------- -------------- -------------
     Net                                  10.0         (70.1)         (0.6)         (0.2)          (6.9)        (67.8)
                                  ------------- ------------- ------------- ------------- -------------- -------------

Cash and cash equivalents:
   Net increase (decrease)                (1.0)          0.4             -          (0.6)             -          (1.2)
   At beginning of period                  1.3          23.2             -           0.2              -          24.7
                                  ------------- ------------- ------------- ------------- -------------- -------------
   At end of period                 $      0.3    $     23.6    $        -     $    (0.4)    $        -    $     23.5
                                  ============= ============= ============= ============= ============== =============



                                                 Six months ended June 30, 2001 (dollars in millions)
                                  ------------------------------------------------------------------------------------
                                                                                Non-
                                                 Subsidiary    Guarantor     Guarantor    Consolidating  Consolidated
                                     Parent        Issuer     Subsidiaries  Subsidiaries   Adjustments       KCS
                                  ------------- ------------- ------------- ------------- -------------- -------------
Net cash flows provided by (used
 for) operating activities:         $     (4.5)   $     15.6     $     0.3     $     2.1     $      1.3    $     14.8
                                  ------------- ------------- ------------- ------------- -------------- -------------

Investing activities:
   Property acquisitions                     -         (26.3)         (0.7)            -              -         (27.0)
   Proceeds from disposal of
     property                                -           3.0           3.2             -              -           6.2
   Investments in and loans to
     affiliates                              -          (2.0)            -          (7.2)           3.7          (5.5)
   Proceeds from sale of
     investments                             -             -             -             -              -             -
   Other, net                                -          (1.3)          1.2             -           (1.4)         (1.5)
                                  ------------- ------------- ------------- ------------- -------------- -------------
     Net                                     -         (26.6)          3.7          (7.2)           2.3         (27.8)
                                  ------------- ------------- ------------- ------------- -------------- -------------

Financing activities:
   Proceeds from issuance of
     long-term debt                          -          30.0             -             -              -          30.0
   Repayment of long-term debt               -         (17.0)         (1.0)         (0.2)             -         (18.2)
   Proceeds from loans from
     affiliates                            1.5             -             -             -           (1.5)            -
   Proceeds from stock plans               1.6             -             -             -              -           1.6
   Cash dividends paid                    (0.1)            -             -             -              -          (0.1)
   Other, net                                -          (3.4)            -           2.3           (2.1)         (3.2)
                                  ------------- ------------- ------------- ------------- -------------- -------------
     Net                                   3.0           9.6          (1.0)          2.1           (3.6)         10.1
                                  ------------- ------------- ------------- ------------- -------------- -------------

Cash and cash equivalents:
   Net increase (decrease)                (1.5)         (1.4)          3.0          (3.0)             -          (2.9)
   At beginning of period                  1.5          19.2           0.3           0.5              -          21.5
                                  ------------- ------------- ------------- ------------- -------------- -------------
   At end of period                 $        -    $     17.8     $     3.3     $    (2.5)    $        -    $     18.6
                                  ============= ============= ============= ============= ============== =============


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

GENERAL

KCS is a Delaware corporation. KCS, formerly named Kansas City Southern Industries, Inc., is a holding company and its principal subsidiaries and affiliates include the following:

o    The  Kansas  City  Southern  Railway  Company   ("KCSR"),   a  wholly-owned
     subsidiary;

o Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. ("Grupo TFM"), a 36.9% (46.6% effective July 29, 2002- see Recent Developments - Purchase of Mexican government's ownership of Grupo TFM below) owned unconsolidated affiliate, which owns 80% of the common stock of TFM, S.A. de C.V. ("TFM"). TFM wholly owns Mexrail, Inc. ("Mexrail"). Mexrail owns 100% of The Texas-Mexican Railway Company ("Tex Mex");

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

RECENT DEVELOPMENTS

PURCHASE OF MEXICAN GOVERNMENT'S OWNERSHIP OF GRUPO TFM. KCS and Grupo TMM have exercised their call option and, on July 29, 2002, completed the purchase of the Mexican government's 24.6% ownership of Grupo TFM. The Mexican government's ownership interest of Grupo TFM was purchased by TFM for a purchase price of $256.1 million, utilizing a combination of proceeds from an offering by TFM of debt securities, a credit from the Mexican government for the reversion of certain rail facilities and other resources. This transaction results in an increase in the Company's ownership percentage of Grupo TFM from 36.9% to approximately 46.6%.

DEBT REFINANCING. During the second quarter of 2002, the Company was party to several debt refinancing transactions as described below.

SENIOR NOTES

On June 12, 2002, KCSR issued $200 million of 7 1/2% senior notes due June 15, 2009 ("7 1/2% Notes") through a private offering pursuant to Rule 144A under the Securities Act of 1933 in the United States and Regulation S outside the United States ("Note Offering"). The 7 1/2% Notes bear a fixed annual interest rate, with interest to be paid semi-annually on June

15 and December 15. These notes are general unsecured obligations of KCSR, are guaranteed by the Company and certain of its subsidiaries and contain certain covenants and restrictions customary for this type of debt instrument and for borrowers with similar credit ratings.

Net proceeds from the Note Offering of $195.8 million, together with cash, were used to repay term debt under the KCS Credit Facility and certain other secured indebtedness of the Company. Debt issuance costs related to the Note Offering of approximately $4.3 million were deferred and are being amortized over the seven-year term of the 7 1/2% Notes. See "New Credit Agreement" below.

NEW CREDIT AGREEMENT
On June 12, 2002, in conjunction with the repayment of certain of the term loans under the Company's senior secured credit facility ("KCS Credit Facility") using the net proceeds received from the Note Offering, the Company amended and restated the KCS Credit Facility (the amended and restated credit agreement is referred to as the New Credit Agreement herein). The New Credit Agreement provides KCSR with a $150 million term loan ("Tranche B term loan"), which matures on June 12, 2008, and a $100 million revolving credit facility ("Revolver"), which matures on January 11, 2006. Letters of credit are also available under the Revolver up to a limit of $15 million. The proceeds from future borrowings under the Revolver may be used for working capital and for general corporate purposes. The letters of credit may be used for general corporate purposes. Borrowings under the New Credit Agreement are secured by substantially all of the Company's assets and are guaranteed by the majority of its subsidiaries.

The Tranche B term loan and the Revolver bear interest at the London Interbank Offered Rate ("LIBOR") or an alternate base rate, as the Company shall select, plus an applicable margin. The applicable margin for the Tranche B term loan is 2% for LIBOR borrowings and 1% for alternate base rate borrowings. The applicable margin for the Revolver is based on the Company's leverage ratio (defined as the ratio of the Company's total debt to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization, excluding the undistributed earnings of unconsolidated affiliates) for the prior four fiscal quarters). Based on the Company's leverage ratio as of June 30, 2002, the applicable margin was 2.25% per annum for LIBOR borrowings and 1.25% per annum for alternate base rate borrowings.

The New Credit Agreement also requires the payment to the lenders of a commitment fee of 0.50% per annum on the average daily, unused amount of the Revolver and Tranche B term loan. Additionally, a fee equal to a per annum rate of 0.25% plus the applicable margin for LIBOR priced borrowings under the Revolver will be paid on any letter of credit issued under the Revolver.

The New Credit Agreement contains certain provisions, covenants and restrictions customary for this type of debt and for borrowers with a similar credit rating. These provisions include, among others, restrictions on the Company's ability and its subsidiaries ability to 1) incur additional debt or liens; 2) enter into sale and leaseback transactions; 3) merge or consolidate with another entity; 4) sell assets; 5) enter into certain transactions with affiliates; 6) make investments, loans, advances, guarantees or acquisitions; 7) make certain restricted payments, including dividends, or make certain payments on other indebtedness; or 8) make capital expenditures. In addition, the Company is required to comply with certain financial ratios, including minimum interest expense coverage and leverage ratios. The New Credit Agreement also contains certain customary events of default. These covenants, along with other provisions, could restrict maximum utilization of the Revolver.

Debt issuance costs related to the New Credit Agreement of approximately $1.1 million were deferred and are being amortized over the respective term of the loans. Extraordinary debt retirement costs associated with the prepayment of certain term loans under the KCS Credit Facility using proceeds from the Note Offering were approximately $4.3 million ($2.7 million, net of income taxes).

SOUTHERN CAPITAL
On June 25, 2002, Southern Capital refinanced the outstanding balance of its one-year bridge loan through the issuance of approximately $167.6 million of pass through trust certificates and the sale of 50 locomotives. The pass through trust certificates are secured by the sold locomotives, all of the remaining locomotives and rolling stock owned by Southern Capital and rental payments payable by KCSR under the sublease of the sold locomotives and its leases of the equipment owned by Southern Capital. Payments of interest and principal of the pass through trust certificates, which are due semi-annually on June 30 and December 30 commencing on December 30, 2002 and ending on June 30, 2022, are insured under a financial guarantee insurance policy by MBIA Insurance Corporation. KCSR leases or subleases all of the equipment securing the pass through trust certificates.

IMPLEMENTATION OF NEW TRANSPORTATION COMPUTER SYSTEM. On July 14, 2002, the Company implemented its new Management Control System ("MCS") on KCSR. This state-of-the-art system is designed to provide better analytical tools for management to use in its decision-making processes. MCS, among other things, provides tracking of individual shipments across our rail system and compares that movement to the service sold to the customer. If a shipment falls behind schedule, MCS automatically generates alerts and action recommendations. The Company's depreciation expense is expected to increase by approximately $4.8 million per annum ($2.4 million in 2002) as a result of the implementation of MCS.

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

CHANGES TO MEXICAN TAX LAW. As discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, as amended by Amendment No. 1 on Form 10-K/A ("2001 Form 10-K"), effective January 1, 2002, Mexico implemented changes in its income tax laws. One of these changes reduced the Mexican corporate income tax rate from 35% to 32% in one-percent increments beginning in 2003, resulting in a 32% income tax rate in 2005. Accordingly, under accounting principles generally accepted in the United States of America ("U.S. GAAP"), Grupo TFM recorded the impact of this rate change during the first quarter of 2002. After consideration of minority interest, the impact of this rate change did not have a significant impact on the Company's equity in earnings of Grupo TFM for the first quarter of 2002.

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

RESULTS OF OPERATIONS

The following table summarizes the income statement components of the Company for the three and six months ended June 30, respectively, for use in the analysis below. See consolidated statements of income accompanying this Form 10-Q for other captions not presented in this table (IN MILLIONS):

                                                                 Three Months                      Six Months
                                                               Ended June 30,                   Ended June 30,
                                                       -------------------------------  -------------------------------
                                                            2002            2001             2002            2001
                                                       ---------------- --------------  --------------- ---------------

Revenues                                                    $    137.9      $   143.2       $    280.4      $    287.2
Costs and expenses                                               123.4          130.3            252.5           268.2
                                                       ---------------- --------------  --------------- ---------------
Operating income                                                  14.5           12.9             27.9            19.0
Equity in net earnings (losses) of unconsolidated
  affiliates                                                      11.7            5.2             16.6            16.4
Gain on sale of Mexrail, Inc.                                        -              -              4.4               -
Interest expense                                                 (10.5)         (14.5)           (21.8)          (29.7)
Other income                                                       4.4            1.1              8.8             2.1
                                                       ---------------- --------------  --------------- ---------------
Income before income taxes, extraordinary item, and
   cumulative effect of accounting change                         20.1            4.7             35.9             7.8
Income tax provision (benefit)                                     2.9              -              7.0            (3.2)
                                                       ---------------- --------------  --------------- ---------------
Income before extraordinary item and cumulative effect
   of accounting change                                           17.2            4.7             28.9            11.0
Extraordinary item, net of income taxes                           (2.7)             -             (2.7)              -
Cumulative effect of accounting change, net of income
   taxes                                                             -              -                -            (0.4)
                                                       ---------------- --------------  --------------- ---------------
Net income                                                  $     14.5      $     4.7       $     26.2      $     10.6
                                                       ================ ==============  =============== ===============



The following table summarizes the revenues and carload statistics of KCSR for the three and six months ended June 30, 2002 and 2001, respectively. Certain prior period amounts have been reclassified to reflect changes in the business groups and to conform to the current period presentation.

                                                                                           Carloads and
                                              Revenues                                    Intermodal Units
                             --------------------------------------------    -------------------------------------------
                                            (IN MILLIONS)                                  (IN THOUSANDS)
                                 Three months           Six months               Three months           Six months
                                ended June 30,        ended June 30,            ended June 30,        ended June 30,
                             --------------------------------------------    --------------------- ---------------------
                                2002       2001       2002       2001           2002      2001       2002       2001
                             ----------- ---------- ---------- ----------    ----------- --------- ---------- ----------
General commodities:
   Chemical and petroleum      $   33.8   $   30.8   $   65.7   $   63.4           37.8      36.7       73.7       77.9
   Paper and forest                34.1       31.8       66.1       61.9           45.0      45.2       88.9       89.7
   Agricultural and mineral        22.5       20.9       46.3       42.2           31.4      31.0       64.4       61.9
                             ----------- ---------- ---------- ----------    ----------- --------- ---------- ----------
Total general commodities          90.4       83.5      178.1      167.5          114.2     112.9      227.0      229.5
   Intermodal and automotive       15.1       18.0       29.3       36.6           71.3      73.5      138.3      150.3
   Coal                            21.5       28.2       50.3       55.9           46.6      48.2      105.1       94.7
                             ----------- ---------- ---------- ----------    ----------- --------- ---------- ----------
Carload revenues and carload
   and intermodal units           127.0      129.7      257.7      260.0          232.1     234.6      470.4      474.5
 Other rail-related revenues        9.3       10.5       19.0       20.4     =========== ========= ========== ==========
                             ----------- ---------- ---------- ----------
    Total KCSR revenues           136.3      140.2      276.7      280.4
 Other subsidiary revenues          1.6        3.0        3.7        6.8
                             ----------- ---------- ---------- ----------
    Total consolidated
       revenues                $  137.9   $  143.2   $  280.4   $  287.2
                             =========== ========== ========== ==========

The following table summarizes KCS consolidated costs and expenses for the three and six months ended June 30, 2002 and 2001, respectively. Certain prior year amounts have been reclassified for conform to the current year presentation.

                                                              Three Months                        Six Months
                                                             Ended June 30,                     Ended June 30,
                                                     -------------------------------    -------------------------------
                                                          2002            2001               2002            2001
                                                     --------------- ---------------    --------------- ---------------

Compensation and benefits                                $     46.5      $     47.6         $     95.9      $     96.7
Depreciation and amortization                                  14.6            14.5               29.5            28.9
Purchased services                                             13.6            14.4               27.6            26.4
Operating leases                                               12.6            12.7               24.7            25.5
Fuel                                                            9.3            11.4               18.8            23.8
Casualties and insurance                                        7.2             7.7               15.1            22.3
Car hire                                                        4.1             5.7                9.3            12.2
Other                                                          15.5            16.3               31.6            32.4
                                                     --------------- ---------------    --------------- ---------------
   Total consolidated costs and expenses                 $    123.4      $    130.3         $    252.5      $    268.2
                                                     =============== ===============    =============== ===============

THREE MONTHS ENDED JUNE 30, 2002 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2001

NET INCOME. Net income for the three months ended June 30, 2002 was $14.5 million (23(cent) per diluted share) compared to $4.7 million (8(cent) per diluted share) for the three months ended June 30, 2001. This $9.8 million quarter to quarter increase was primarily the result of a $6.9 million decline in consolidated operating expenses, a $4.0 million decrease in interest expense, a $3.3 million increase in other income and an $8.1 million increase in equity in earnings from Grupo TFM. These factors leading to an increase in net income were partially reduced by a $5.3 million decline in consolidated revenue, a $1.6 million decrease in equity in earnings (losses) from other unconsolidated affiliates and a $2.9 million increase in the income tax provision. Additionally, net income for the quarter ended June 30, 2002 includes extraordinary debt retirement costs of $2.7 million (after-tax) associated with the early retirement of term debt in June 2002.

REVENUES. Consolidated revenues for the three months ended June 30, 2002 were $137.9 million compared to $143.2 million for the same period in 2001. Revenue from KCSR declined $3.9 million compared to the same period in 2001 due to lower coal and automotive revenue, partially offset by an increase in chemical and petroleum products, agriculture and minerals, paper and forest products and intermodal revenue. Additionally, revenue from other subsidiaries decreased approximately $1.4 million from the same period in 2001 primarily due to demand driven volume declines. The following discussion provides an analysis of KCSR revenues by commodity group.

       CHEMICAL AND PETROLEUM PRODUCTS. Revenues for chemical and petroleum products for the three months ended June 30, 2002 increased $3.0 million compared to the same period in 2001. This increase resulted from a combination of higher traffic volumes for most commodities in this business group, coupled with targeted rate increases and longer hauls due to gateway changes. Traffic volume increases for gases, petroleum and plastic products resulted mostly from increased production at certain customer facilities. The increase in revenue for inorganic products was mostly due to increased access to production facilities in Geismar, Louisiana as well as new business previously shipped by other rail carriers. These increases were partially offset by a decrease in agriculture chemical revenues primarily as a result of production decreases by certain customers.

       PAPER AND FOREST PRODUCTS. Paper and forest product revenues increased $2.3 million for the three months ended June 30, 2002 compared to the same period in 2001. The increase in pulp/paper product revenue was partially the result of production growth in the paper industry. Increases in revenues for lumber and plywood products reflect strength in the home building market and an increase in housing starts. The revenue increase for paper and forest products was also due to targeted rate increases and longer hauls. These increases were partially offset by decreases in scrap paper, pulpwood and wood chip products and metal and scarp products. Decreases in pulpwood, logs and chips product were primarily the result of declines in industrial production as a result of the continued slowdown of the U.S. economy.

       AGRICULTURAL AND MINERALS. Revenues for agricultural and mineral shipments increased $1.6 million for the three months ended June 30, 2002 compared to the three months ended June 30, 2001. This increase resulted from higher revenues for domestic and export grain, ores and minerals and stone, clay and glass products, partially offset by declines in food product revenues. Export grain revenues increased due to higher demand from Mexico and other export markets.

Higher revenues for domestic grain, ores and minerals and stone, clay and glass products resulted from certain rate increases and longer hauls. These increases were partially offset by a decline in food product revenues due to lower demand for soybean meal due to a soft market for domestic poultry.

       INTERMODAL AND AUTOMOTIVE. Intermodal and automotive revenues decreased $2.9 million for the three months ended June 30, 2002 compared to the same period in 2001. This decrease was primarily the result of nearly a 70% decline in carload volume for automotive traffic. This traffic decline was mostly due to the impact of the weakness in the U.S. economy on the automotive industry, as well as the loss of certain Ford business in the third quarter of 2001 due to competitive pricing from another railroad. The decline in automotive revenue was partially offset by a 17% increase in intermodal revenue. A 10% increase in intermodal carloads resulted from higher demand for domestic intermodal traffic, as well as an increase in intermodal traffic to Mexico.

       COAL. Coal revenues decreased $6.7 million for the second quarter of 2002 compared to the second quarter of 2001. Coal revenues were significantly impacted by a rate reduction for KCSR's largest customer, Southwestern Electric Power Company ("SWEPCO" - a wholly owned subsidiary of American Electric Power Company, Inc.), which took effect on January 1, 2002. Additionally, the loss of a coal customer in April 2002 due to the expiration of a contract as well as lower volumes at certain customers resulted in a 3% decline in total coal volume for the three months ended June 30, 2002 compared to the same period in 2001.

       OTHER. Other rail related revenues decreased $1.2 million for the three months ended June 30, 2002 compared to the same period in 2001 primarily due to decreases in switching and demurrage revenue partially offset by higher haulage revenues.

COSTS AND EXPENSES. Consolidated costs and expenses decreased $6.9 million for the three months ended June 30, 2002 compared to the same period in 2001 primarily as a result of lower KCSR expenses of $5.6 million and lower expenses at certain other subsidiaries of $1.3 million.

       COMPENSATION AND BENEFITS. Consolidated compensation and benefits expense for the three months ended June 30, 2002 decreased $1.1 million to $46.5 million compared to $47.6 for the same period in 2001. The decrease in compensation and benefits expense was the result of a 3.8% reduction in employee counts, lower overtime costs, the automation of certain locomotive operations and the use of fewer relief crews due to improved operating efficiency. Fringe benefit costs remained relatively flat quarter to quarter as an increase in health and welfare costs was offset by lower costs associated with railroad retirement taxes. Additionally, compensation costs were impacted by a favorable adjustment related to an accrual for retroactive wage increases to union employees, which were not provided for in the recently completed national labor union contract.

       DEPRECIATION AND AMORTIZATION. Consolidated depreciation and amortization expense was $14.6 million for the three months ended June 30, 2002 compared to $14.5 million for the same period in 2001. This $0.1 million increase resulted from a higher asset base partially offset by property retirements. Depreciation and amortization expense is expected to increase by approximately $2.4 million during the remainder of 2002 due to the implementation of MCS, which occurred on July 14, 2002.

       PURCHASED SERVICES. For the three months ended June 30, 2002, consolidated purchased services expense decreased $0.8 million compared with the same period in 2001 primarily as a result of the impact of a $1.8 million insurance settlement partially offset by higher purchases services related to equipment and right of way maintenance.

       OPERATING LEASES. For the three months ended June 30, 2002, consolidated operating lease expense remained relatively flat compared to the second quarter of 2001. Lower costs resulting from the expiration of certain leases that have not been renewed due to continued improvements in fleet utilization were somewhat mitigated by an increase in operating leases as a result of costs associated with the lease for the Company's new corporate headquarters building. The Company began leasing this new facility in April 2002. The annual lease payment is expected to be approximately $2.5 million.

       FUEL. For the three months ended June 30, 2002, fuel expense decreased $2.1 million or 18.4% to $9.3 million compared to $11.4 million in the same period in 2001. This decrease in fuel expense was the result of a 14% decrease in the average price per gallon as well as a 5% decrease in fuel usage.

       CASUALTIES AND INSURANCE. For the three months ended June 30, 2002, consolidated casualties and insurance expense decreased $0.5 million compared to the three months ended June 30, 2001. This reduction was primarily due to slightly higher expenses associated with derailments and third party personal injury claims offset by the impact of a $1.4 million insurance settlement agreement in the second quarter of 2002.

       CAR HIRE. Car hire expense for the three months ended June 30, 2002 decreased $1.6 million compared to the same period in 2001. This decrease resulted from a decrease in the number of freight cars from other railroads on the Company's rail line partially mitigated by fewer KCSR freight cars being used by other railroads during the second quarter of 2002. Some of this decline in 2002 was a result of higher costs in 2001 related to the impact of congestion on the railroad during the first half of 2001. Additionally, as a result of reduced automotive transport, fewer auto rack cars were being used during the second quarter of 2002 compared to the same period in 2001.

       OPERATING INCOME AND KCSR OPERATING RATIO. Consolidated operating income for the three months ended June 30, 2002 increased $1.6 million to $14.5 million compared to $12.9 million for the same period in 2001. This increase resulted from an $6.9 million decrease in operating expenses partially offset by a $5.3 million decrease in revenues. The operating ratio for KCSR improved to 86.5% for the quarter ended June 30, 2002 compared to 88.1% for the quarter ended June 30, 2001.

INTEREST EXPENSE. Consolidated interest expense for the three months ended June 30, 2002 declined $4.0 million (28%) compared to the same period in 2001. This decrease was primarily the result of lower interest rates on variable rate debt and lower average debt balances. The Company's total debt has been reduced $91.5 million over the last twelve months to $595.0 million at June 30, 2002 compared to $686.5 million at June 30, 2001.

OTHER INCOME. For the three months ended June 30, 2002, the Company's other income increased $3.3 million compared to the prior year quarter primarily as a result of a $3.5 million gain recorded on the sale of certain non-operating property at a subsidiary.

INCOME TAX EXPENSE. For the three months ended June 30, 2002, the Company's income tax provision was $2.9 million compared to an income tax provision of zero for the prior year quarter. This increase in income tax expense resulted primarily from an increase in the Company's domestic operating income and gains recorded on the sale of certain non-operating property. As the Company intends to indefinitely reinvest the equity earnings from Grupo TFM, the Company does not provide deferred income tax expense for the excess of its book basis over the tax basis of its investment in Grupo TFM. Excluding equity earnings of Grupo TFM, the consolidated effective income tax rate for the three months ended June 30, 2002 was 40.8%.

EQUITY IN NET EARNINGS (LOSSES) OF UNCONSOLIDATED AFFILIATES. For the quarter ended June 30, 2002, the Company recorded equity in net earnings of unconsolidated affiliates of $11.7 million compared to $5.2 million for the quarter ended June 30, 2001. This $6.5 million increase resulted from an $8.1 million increase in equity in earnings from Grupo TFM partially offset by a decline in equity in earnings (losses) related to Southern Capital and PCRC of $0.9 million and $1.0 million, respectively. Southern Capital's equity in earnings declined due mostly to the impact of the refinancing transaction discussed above in "Recent Developments" and the sale/leaseback of 50 locomotives, which resulted in a loss. Also impacting this increase was Mexrail, which contributed equity in losses of $0.3 million in the second quarter of 2001. Mexrail was sold in March 2002 to TFM.

Exclusive of the results from Mexrail, which was consolidated into Grupo TFM effective April 1, 2002, second quarter 2002 Grupo TFM revenues improved 1% compared to the second quarter of 2001 and operating expenses decreased 8% (under U.S. GAAP). Second quarter 2002 results for Grupo TFM include a $27.8 million deferred tax benefit (calculated under U.S. GAAP) compared to a deferred tax expense of $2.9 million in the same period in 2001. This variance was caused by a weakening of the peso exchange rate as well as tax benefits derived from the impact of Mexican inflation. The fluctuation in the peso exchange rate also contributed to an $18.4 million exchange loss for the second quarter of 2002 compared to an exchange gain of $1.1 million in the same period of 2001.

The Company reports its equity in Grupo TFM under U.S. GAAP while Grupo TFM reports under International Accounting Standards ("IAS"). Because the Company is required to report its equity in earnings (losses) in Grupo TFM under U.S. GAAP and Grupo TFM reports under IAS, differences in deferred income tax calculations and the classification of certain operating expense categories occur. The deferred tax calculations are significantly impacted by fluctuations in the relative value of the Mexican peso compared to the U.S. dollar and the rate of Mexican inflation, and result in significant variability in the amount of equity in earnings (losses) reported by the Company.

EXTRAORDINARY  ITEM.  During  the  quarter  ended  June 30,  2002,  the  Company refinanced approximately $200 million of term debt and other secured indebtedness using the proceeds received from the Note Offering discussed above in "Recent Developments - Debt Refinancing". KCS reported an extraordinary charge of $2.7 million (after-tax) related to this refinancing transaction.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2001

NET INCOME. For the six months ended June 30, 2002, net income increased $15.6 million to $26.2 million (42(cent) per diluted share) from $10.6 million (17(cent) per diluted share) for the six months ended June 30, 2001. This increase resulted primarily from a $15.7 million decline in operating expenses, a $1.8 million increase in equity in net earnings of Grupo TFM, a $7.9 million decrease in interest expense, a $6.7 million increase in other income and a $4.4 million gain realized on the sale of Mexrail to TFM. These increases were partially offset by a $6.8 million decline in consolidated revenue, a $1.6 million decline in equity earnings (losses) from other unconsolidated affiliates and a $10.2 million increase in the income tax provision. Additionally, net income for the year to date 2002 includes extraordinary debt retirement costs of $2.7 million (after-tax) associated with the early retirement of term debt in June 2002. Net income for year to date 2001 includes a $0.4 million charge relating to the implementation of Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133").

REVENUES. Consolidated revenues for the six months ended June 30, 2002 were $280.4 million compared to $287.2 million for the six months ended June 30, 2001. Revenue from KCSR declined $3.7 million compared to the six months ended June 30, 2001 primarily due to lower coal and automotive revenue, partially offset by increases in chemical and petroleum products, agricultural and minerals, paper and forest products and intermodal revenue. Additionally, revenue from other subsidiaries declined approximately $3.1 million from the same period in 2001 primarily as a result of demand driven volume declines. The following discussion provides an analysis of KCSR revenues by commodity group.

       CHEMICAL AND PETROLEUM PRODUCTS. Revenues for chemical and petroleum products increased $2.3 million for the six months ended June 30, 2002 compared to the same period in 2001. Similar to the second quarter of 2002, higher revenues for gases were primarily the result of production increases by certain customers and revenue increases for plastics resulted mostly from increased production in PVC and plastic pellet products. Higher revenues for inorganic products resulted primarily from increased access to facilities in Geismar, Louisiana as well as additional traffic previously shipped by other rail carriers. These increases were somewhat mitigated by decreases in petroleum and agricultural chemicals product due to lower industrial production as a result of the continued slowdown of the U.S. economy. Chemical and petroleum products revenue accounted for 25.5% and 24.4% of total carload revenues for the six months ended June 30, 2002 and 2001, respectively.

       PAPER AND FOREST PRODUCTS. Paper and forest product revenue increased $4.2 million for the six months ended June 30, 2002 compared to the same period in 2001. Increases in pulp/paper product, lumber/plywood and military and other carloads were partially offset by decreases in scrap paper, pulpwood/logs/chips, and metal and scrap product. As in the second quarter of 2002, increases in pulp/paper partially resulted from growth in industry production while higher lumber and plywood product revenues reflect strength in the home building market and an increase in housing starts. A portion of these higher revenues can also be attributed to targeted rate increases and longer hauls. Decreases in scrap paper, pulpwood/logs and wood chip products and metal and scrap products were due to declines in industrial production as a result of the continued slowdown of the U.S. economy. Paper and forest product revenue accounted for 25.6% and 23.8% of total carload revenues for the six months ended June 30, 2002 and 2001, respectively.

       AGRICULTURAL AND MINERAL PRODUCTS. Agricultural and mineral product revenues increased $4.1 million for the six months ended June 30, 2002 compared to the same period in 2001. This increase resulted mostly from increases in the domestic and export grain and food product markets partially offset by lower revenues for ores and minerals. Higher demand for export grain and food products coupled with increases in certain rates and length of haul led to the increase in related revenue. Demand has also increased for domestic grain shipments to poultry producers resulting from an increase in consumer consumption. Agricultural and mineral products accounted for 18.0% and 16.2% of total carload revenues for the first six months of 2002 and 2001, respectively.

       INTERMODAL AND AUTOMOTIVE. Intermodal and automotive revenues decreased $7.3 million for the six months ended June 30, 2002 compared to the same period in 2001, resulting primarily from a 60% decline in automotive carloads. This was mostly due to loss of certain Ford business in the third quarter of 2001 due to competitive pricing from another railroad, as well as the impact of the weakness in the U.S. economy on the automotive industry. The decline in automotive revenue was partially offset by an increase in intermodal revenue of 5% driven by higher traffic volumes and certain rate increases. The increase in intermodal traffic resulted from domestic carloads, as well as shipments moving to Mexico. Intermodal and automotive product revenues accounted for 11.4% of total carload revenues for the quarter ended June 30, 2002 compared to 14.1% for the same period of 2001

       COAL. Coal revenues decreased $5.6 million for the six months ended June 30, 2002 compared to the same period in 2001. As in the second quarter of 2002, coal revenues for the six months ended June 30, 2002 were significantly impacted by a rate reduction for SWEPCO business and the loss of a coal customer in April 2002 due to the expiration of a contract. Reductions related to these items was partially mitigated by volume increases related to the June 2001 re-opening of a utility plant in Kansas City that has been out of service since July 1999. Coal revenues accounted for 19.5% and 21.5% of total carload revenues for the six months ended June 30, 2002 and 2001, respectively.

       OTHER. Other rail related revenues decreased $1.4 million for year to date 2002 compared to year to date 2001 primarily due to a decline in switching and demurrage revenues, partially offset by higher haulage and other revenue.

COSTS AND EXPENSES. Consolidated costs and expenses decreased $15.7 million for the six months ended June 30, 2002 compared to the six months ended same period in 2001 primarily as a result of lower KCSR expenses of $15.0 million and lower expenses at certain other subsidiaries of $0.7 million.

       COMPENSATION AND BENEFITS. Consolidated compensation and benefits expense for the six months ended June 30, 2002 decreased $0.8 million to $95.9 million compared to $96.7 for the same period in 2001. Similar to the second quarter, a $3.4 million decrease in compensation expense resulted from a reduction in employee counts, lower overtime costs, the automation of certain locomotive operations and the use of fewer relief crews as a result of improved operating efficiency. Also contributing to this decline was a favorable adjustment related to an accrual for retroactive wage increases to union employees, which was not provided for in the national labor union contract. Additionally, costs for compensation and benefits for the first six months of 2001 include $1.3 million associated with a workforce reduction. Partially offsetting the decline in compensation costs were higher fringe benefits, which resulted mostly from the impact of a $2.0 million reduction in retirement-based costs for certain union employees recorded in 2001. Additionally, higher costs for health and welfare were mitigated by lower railroad retirement taxes.

       DEPRECIATION AND AMORTIZATION. Consolidated depreciation and amortization expense was $29.5 million for the six months ended June 30, 2002 compared to $28.9 million for the six months ended June 30, 2001. This $0.6 million increase resulted from a higher asset base partially offset by property retirements. Depreciation and amortization expense is expected to increase by approximately $2.4 million in the second half of 2002 compared to 2001 due to the implementation of MCS.

       PURCHASED SERVICES. Consolidated purchased services expense for the six months ended June 30, 2002, increased $1.2 million to $27.6 compared with $26.4 million for the same period in 2001. This increase resulted from higher costs for locomotive and car repairs contracted to third parties as well as other general purchased services, partially offset by an insurance settlement of $1.8 million.

       OPERATING LEASES. Consolidated operating lease expense for the six months ended June 30, 2002, decreased $0.8 million to $24.7 million compared to $25.5 million for the same period in 2001. This decrease was the result of the expiration of certain leases that have not been renewed due to continued improvements in fleet utilization. This decrease was somewhat mitigated by increases in costs associated with the lease for the Company's new corporate headquarters building discussed above.

       FUEL. For the six months ended June 30, 2002, fuel expense decreased $5.0 million to $18.8 million compared to $23.8 million for the six months ended June 30, 2001. This decrease in fuel expense was the result of a 20.6% decrease in the average price per gallon in addition to a 0.6% decrease in fuel usage.

       CASUALTIES AND INSURANCE. For the six months ended June 30, 2002, casualties and insurance expense decreased $7.2 million compared to the six months ended June 30, 2001. The Company encountered approximately $8.5 million in increased costs related to several significant derailments and the settlement of a significant personal injury claim in the first quarter of 2001. This reduction also reflects the impact of a $1.4 million insurance settlement in the second quarter of 2002.

       CAR HIRE. Car hire expense for the first six months of 2002 decreased $2.9 million compared to the same period of 2001. During the first six months of 2002, KCSR was operating a more efficient and well-controlled railroad compared to the first six months of 2001, leading to an improvement in car utilization and reduction of car hire costs. In early 2001, an unusual number of significant derailments (as discussed in casualties and insurance), as well as the effects of line washouts and flooding had a significant adverse impact on the efficiency of the Company's U.S. operations during the first six months of 2001. The resulting inefficiency led to congestion on KCSR, which contributed to an increase in the number of freight cars from other railroads on the Company's rail line during the first six months of 2001.

       OPERATING INCOME AND KCSR OPERATING RATIO. Consolidated operating income for the six months ended June 30, 2002 increased $8.9 million to $27.9 million compared to $19.0 million for the same period in 2001. This increase resulted from an $15.7 million decrease in operating expenses partially offset by a $6.8 million decrease in revenues. The operating ratio for KCSR improved to 86.9% for the six months ended June 30, 2002 compared to 91.1% for the same period in 2001.

INTEREST EXPENSE. Consolidated interest expense for the six months ended June 30, 2002 declined $7.9 million compared to the six months ended June 30, 2001. This decrease was primarily the result of lower interest rates on variable rate debt as well as a lower average debt balance.

OTHER INCOME. For the six months ended June 30, 2002, the Company's other income increased $6.7 million compared to the prior year quarter primarily as a result of $6.8 million in gains recorded on the sale of certain non-operating property during year to date 2002.

INCOME TAX EXPENSE. For the six months ended June 30, 2002, the Company's income tax provision was $7.0 million compared to an income tax benefit of $3.2 million for the same period in 2001. This increase in income tax expense resulted primarily from an increase in the Company's domestic operating income and gains recorded on the sale of the Company's investment in Mexrail as well as certain non-operating property. As the Company intends to indefinitely reinvest the equity earnings from Grupo TFM, the Company does not provide deferred income tax expense for the excess of its book basis over the tax basis of its investment in Grupo TFM. Excluding equity earnings of Grupo TFM, the consolidated effective income tax rate for the six months ended June 30, 2002 was 38.7% compared to (39.0%) for the same period in 2001.

EQUITY IN NET EARNINGS (LOSSES) OF UNCONSOLIDATED AFFILIATES. For the six months ended June 30, 2002, the Company recorded equity in net earnings of unconsolidated affiliates of $16.6 million compared to $16.4 million in the same period of 2001. A $1.8 million increase in equity in earnings from Grupo TFM and a $0.6 million improvement in equity earnings related to Mexrail were mostly offset by $1.8 million and $0.4 million declines related to PCRC and Southern Capital, respectively, as discussed above in the second quarter.

In 2001, equity in earnings reflected the Company's proportionate share ($9.1 million) of the income recorded by Grupo TFM relating to the reversion of certain concession assets to the Mexican government. Exclusive of this 2001 reversion income, the Company's year to date 2002 equity in earnings from Grupo TFM increased $10.9 million compared to the same period in 2001. Exclusive of Mexrail's results for the year to date 2002, Grupo TFM's revenue improved nearly 1% compared to the same period in 2001 and operating expenses (under U.S. GAAP) were 5% lower (exclusive of the 2001 reversion income). For the six months ended June 30, 2002, Grupo TFM's results included a $31.3 million deferred tax benefit (calculated under U.S. GAAP) compared to a deferred tax expense of $24.6 million in the same period in 2001. This variance was caused by several factors, including a deferred tax expense recorded in 2001 related to the income from the line reversion, the weakening of the peso exchange rate, as well as tax benefits derived from the impact of Mexican inflation in 2002. The fluctuation in the peso exchange rate also contributed to a $17.6 million exchange loss for year to date 2002 compared to an exchange gain of $4.2 million for the same period in 2001.

EXTRAORDINARY ITEM, NET OF INCOME TAXES. In the accompanying consolidated financial statements for the six months ended June 30, 2002, KCS reported an extraordinary charge of $2.7 million (after-tax) related to the debt refinancing transaction discussed above in "Recent Developments - Debt Refinancing".

CUMULATIVE EFFECT OF ACCOUNTING CHANGE. The Company adopted the provisions of SFAS 133 effective January 1, 2001. As a result of this change in the method of accounting for derivative financial instruments, the Company recorded an after-tax charge to earnings of $0.4 million in the first quarter of 2001. This charge is presented as a cumulative effect of an accounting change in the accompanying consolidated financial statements.

TRENDS AND OUTLOOK

The Company has been able to improve its profitability and pay down debt despite the continued economic distress in North America and its impact on revenue. Consolidated revenue for the second quarter and year to date 2002 periods declined 3.7% and 2.4%, respectively, due mostly to the impact of the slow U.S. economy and reduced coal revenues, which occurred as a result of a contractual rate decline and the expiration of a contract (See analysis of Coal revenues above). Efforts to maintain the Company's cost structure, however, have proven effective as operating income for both second quarter and year to date 2002 has increased compared to the same periods in 2001, despite these revenue declines in both periods. Operating income for the second quarter 2002 rose 12.4% compared to the second quarter of 2001. Operating income rose 46.8% to $27.9 million for year to date 2002 compared to $19.0 million for the same period last year. The Company's second quarter and year to date 2002 diluted earnings per share increased 188% and 147%, respectively, compared to the same periods in 2001.

The Company's investment in Grupo TFM continues to contribute to the Company's net income. Equity in earnings from Grupo TFM increased $8.1 million in the second quarter of 2002 and $10.9 million (exclusive of $9.1 million related to the reversion of certain concession assets to the Mexican government) for year to date 2002 compared to the respective periods in 2001. We believe the additional ownership interest in Grupo TFM obtained from the purchase of the Mexican government's 24.6% interest in Grupo TFM will provide the opportunity for profitability growth.

The Company reduced its debt balance by approximately $33 million during the second quarter of 2002 and by $92 million during the course of the last twelve months, resulting in a debt balance of $595.0 million at June 30, 2002. In June 2002, KCSR issued $200 million of 7 1/2% senior notes due in 2009. This debt offering will provide stability for the current and future capital structure.

A current outlook for the Company's businesses for the remainder of 2002 is as follows (refer to the first paragraph of "Overview" section of this Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, regarding forward-looking comments):

As previously discussed, management expects coal revenues for the remainder of 2002 to decline as a result of a contractual rate reduction at SWEPCO, as well as the loss of business due to the expiration of a contract that was not renewed. Management believes that total revenues for the remainder of 2002 will decline approximately 1% compared to the second half of 2001 as coal revenue declines are expected to be only partially offset by higher revenues in other commodity groups through new business and targeted rate increases.

Except as outlined herein, variable costs and expenses are expected to be proportionate with revenue activity, assuming normalized rail operations. Fuel prices are expected to fluctuate subject to market conditions. To mitigate the market risk associated with fuel, the Company currently has approximately 40% of its remaining budgeted fuel usage for 2002 under purchase commitments, which lock in a specific price. Casualty expenses are expected to be lower in the remainder of 2002 compared to 2001 based on the Company's continued focus and success on safety issues and the settlement approach implemented during 2001. Insurance costs are expected to rise as the insurance industry continues to respond to the September 11, 2001 terrorist attacks and health care costs are also expected to be higher in 2002 based on the market trends. These increases are expected to be offset by declines in certain railroad retirement costs as described further in "Recent Developments - New Railroad Retirement Improvement Act" of the Company's 2001 Form 10-K. Depreciation expense is expected to increase for the remainder of 2002 following the implementation of MCS and operating lease expense is expected to remain relatively flat.

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

LIQUIDITY AND CAPITAL RESOURCES

Summary cash flow data for the Company is as follows (IN MILLIONS):

                                                    Six Months
                                                  Ended June 30,
                                          -------------------------------

                                              2002              2001
                                          -------------     -------------
Cash flows provided by (used for):

   Operating activities                      $    60.6         $    14.8
   Investing activities                            6.0             (27.8)
   Financing activities                          (67.8)             10.1
                                          -------------     -------------
   Cash and cash equivalents:
     Net decrease                                 (1.2)             (2.9)
     At beginning of year                         24.7              21.5
                                          -------------     -------------
     At end of period                        $    23.5         $    18.6
                                          =============     =============


During the six months ended June 30, 2002, the Company's consolidated cash position decreased $1.2 million from December 31, 2001, primarily as a result of debt repayments and property acquisitions mostly mitigated by the proceeds received from the sale of Mexrail, proceeds received from the sale of certain non-operating property and operating cash flows. Net operating cash inflows were $60.6 million and $14.8 million for the six months ended June 30, 2002 and 2001, respectively. The $45.8 million increase in operating cash flows was primarily attributable to higher net income and changes in working capital balances, comprised mainly of the receipt of income tax refunds during the first six months of 2002.

Net investing cash inflows (outflows) were $6.0 million and ($27.8) million for the six months ended June 30, 2002 and 2001, respectively. This $33.8 million difference was driven by proceeds received from the sale of the Company's investment in Mexrail of $31.4 million and a $9.9 million increase in proceeds received from the disposal of property sale of other assets in the first six months of 2002. These cash inflows were partially offset by a $12.1 million increase in capital expenditures.

For the six months ended June 30, 2002, financing cash outflows were used primarily to repay long-term debt and to fund debt issuance costs associated with the $200 million note offering. Cash inflows were generated from proceeds from the note offering and from the issuance of common stock under employee stock plans. For the first six months of 2002, net financing cash outflows were $67.8 million compared to net financing cash inflows of $10.1 million for the first six months of 2001. This difference was primarily due to net repayments of long-term debt of $63.4 million during the first six months of 2002 compared to net borrowings of $11.8 million during the first six months of 2001.

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

The Company's consolidated ratio of debt to total capitalization was 45.5% and 49.2% at June 30, 2002 and December 31, 2001, respectively. The Company's debt decreased $63.4 million from December 31, 2001 to $595.0 million at June 30, 2002 as a result of the net repayment of long-term debt. This decrease in debt was coupled with an increase in the Company's stockholders' equity of $32.4 million to $712.7 million at June 30, 2002. This increase was due primarily to net income of $26.2 million and the issuance of common stock under employee stock plans. Management anticipates that the ratio of debt to total capitalization will continue to decline slightly during the remainder of 2002 as debt continues to be reduced and equity increases.

In addition to operating cash flows, the Company has financing available under Revolver with a maximum borrowing amount of $100 million. As of June 30, 2002, all $100 million was available under the Revolver. The New Credit Agreement contains, among other provisions, various financial covenants. As a result of certain financial covenants contained in the credit agreement, maximum utilization of the Company's Revolver may be restricted. The Company was in full compliance with all covenant provisions of the credit agreement at June 30, 2002 and expects to be in compliance at the end of the third quarter and for the foreseeable future. See "Recent Developments - Debt Refinancing".

As discussed in "Recent Developments- Debt Refinancing", on June 12, 2002, KCSR used the net proceeds from the Note Offering of $195.8 million, together with cash, to repay term debt under the KCS Credit Facility and certain other secured indebtedness of the Company. The 7 1/2% Notes are general unsecured obligations of KCSR, are guaranteed by the Company and certain of its subsidiaries and contain certain covenants and restrictions customary for this type of debt instrument and for borrowers with similar credit ratings.

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

As discussed in the 2001 Form 10-K, Grupo TMM and KCS, or either Grupo TMM or KCS, could be required to purchase the Mexican government's interest in TFM. However, this provision is not exercisable prior to October 31, 2003 without the consent of Grupo TFM. If KCS and Grupo TMM, or either KCS or Grupo TMM alone had been required to purchase the Mexican government's 20% interest in TFM as of June 30, 2002, the total purchase price would have been approximately $491.2 million.

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

OTHER

NEW ACCOUNTING PRONOUNCEMENT. In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145, among other things, rescinds Statement of Accounting Standards No. 4, "Reporting Gains and Losses from Extinguishment of Debt ("SFAS 4"), which provided that gains and losses from the extinguishment of debt were to be reported as extraordinary items in the statement of income. The provisions of SFAS 145 relating to the rescission of SFAS 4 are effective for fiscal years beginning after May 15, 2002. The Company has reviewed the provisions of SFAS 145 and determined that, upon adoption, all items currently reported as extraordinary items in the Company's Consolidated Statements of Income will be reclassified to a separate line item presented above `income before income taxes'. The related income taxes, which were previously presented net with the extraordinary item, will be presented as a component of the income tax provision. The Company may elect to adopt the provisions of SFAS 145 before its required effective date.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Information regarding the Company's 2002 Annual Meeting of Stockholders held on May 2, 2002 is included in Form 10-Q for the three months ended March 31, 2002 and is hereby incorporated by reference.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits

     Exhibit 99.1 Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     Exhibit 99.2 Certification Pursuant to 18 U.S.C.  Section 1350,  as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


b)   Reports on Form 8-K

        The Company furnished a Current Report on Form 8-K dated April 10, 2002 announcing the date of its first quarter 2002 earnings release and conference call. The information included in this Current Report on Form 8-K was furnished pursuant to Item 9 and shall not be deemed to be filed.

        The Company furnished a Current Report on Form 8-K dated April 25, 2002 reporting its first quarter 2002 operating results. The information included in this Current Report on Form 8-K was furnished pursuant to
        Item 9 and shall not be deemed to be filed.

        The Company furnished a Current Report on Form 8-K dated June 5, 2002 under Item 5 of such form, announcing that the Company had priced $200 million of senior unsecured noted due 2009 at par with a coupon of 7 1/2%.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on August 13, 2002.

                              Kansas City Southern

                               /S/ RONALD G. RUSS
               --------------------------------------------------
                                 Ronald G. Russ
                Senior Vice President and Chief Financial Officer
                          (Principal Financial Officer)



                              /S/ LOUIS G. VAN HORN
               --------------------------------------------------
                                Louis G. Van Horn
                         Vice President and Comptroller
                         (Principal Accounting Officer)