Form 10-Q
period 2002-09-30
KANSAS CITY SOUTHERN
filed 2002-11-12
CIK 54480

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2002

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

CLASS                                            OUTSTANDING AT OCTOBER 31, 2002
--------------------------------------------------------------------------------

COMMON STOCK, $.01 PER SHARE PAR VALUE                         60,954,700 SHARES
--------------------------------------------------------------------------------

                              KANSAS CITY SOUTHERN

                                    FORM 10-Q

                               SEPTEMBER 30, 2002

                                      INDEX

                                                                           PAGE

PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

Introductory Comments                                                         2


Consolidated Balance Sheets -
     September 30, 2002 and December 31, 2001                                 3


Consolidated Statements of Income -
     Three and Nine Months Ended September 30, 2002 and 2001                  4
     Per Share Data                                                           4


Consolidated Statements of Cash Flows -
     Nine Months Ended September 30, 2002 and 2001                            5


Consolidated Statement of Changes in Stockholders' Equity -
     Nine Months Ended September 30, 2002                                     6


Notes to Consolidated Financial Statements                                    7


ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS                          16


ITEM 3.         QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK   28


ITEM 4.         CONTROLS AND PROCEDURES                                      28


PART II - OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS                                            28



ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K                             28



SIGNATURES                                                                   29
----------

                              KANSAS CITY SOUTHERN

                                    FORM 10-Q
                               SEPTEMBER 30, 2002

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTRODUCTORY COMMENTS

The Consolidated Financial Statements included herein have been prepared by Kansas City Southern (the "Company" or "KCS"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and the notes thereto, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (as amended), and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q. Results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results expected for the full year 2002.



                                      KANSAS CITY SOUTHERN
                                   CONSOLIDATED BALANCE SHEETS
                                     (DOLLARS IN MILLIONS)

                                                                                  September 30,        December 31,
                                                                                      2002                 2001
                                                                                ------------------   ------------------
                                                                                   (Unaudited)
 ASSETS

 Current assets:
      Cash and cash equivalents                                                     $        35.5        $        24.7
      Accounts receivable, net                                                              112.3                130.0
      Inventories                                                                            35.3                 27.9
      Other current assets                                                                   38.3                 71.8
                                                                                ------------------   ------------------
          Total current assets                                                              221.4                254.4
                                                                                ------------------   ------------------

 Investments                                                                                404.6                386.8

 Properties (net of $686.5 and $660.0 accumulated
       depreciation and amortization, respectively)                                       1,336.3              1,327.4

 Goodwill                                                                                    10.6                 19.3

 Other assets                                                                                22.8                 23.0
                                                                                ------------------   ------------------

      Total assets                                                                  $     1,995.7        $     2,010.9
                                                                                ==================   ==================

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
      Debt due within one year                                                      $        10.0        $        46.7
      Accounts and wages payable                                                             40.3                 50.4
      Accrued liabilities                                                                   153.9                150.0
                                                                                ------------------   ------------------
          Total current liabilities                                                         204.2                247.1
                                                                                ------------------   ------------------

 Other Liabilities

      Long-term debt                                                                        578.7                611.7
      Deferred income taxes                                                                 374.3                370.2
      Other liabilities and deferred credits                                                108.9                101.6
                                                                                ------------------   ------------------
          Total other liabilities                                                         1,061.9              1,083.5
                                                                                ------------------   ------------------

 Stockholders' Equity

      Preferred stock                                                                         6.1                  6.1
      Common stock                                                                            0.6                  0.6
      Retained earnings                                                                     725.8                676.5
      Accumulated other comprehensive loss                                                   (2.9)                (2.9)
                                                                                ------------------   ------------------
          Total stockholders' equity                                                        729.6                680.3
                                                                                ------------------   ------------------

      Total liabilities and stockholders' equity                                    $     1,995.7        $     2,010.9
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

                              KANSAS CITY SOUTHERN
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                     Three Months                        Nine Months
                                                                 Ended September 30,                 Ended September 30,
                                                           ---------------------------------- ----------------------------------
                                                                2002              2001              2002             2001
                                                           ---------------- ----------------- ----------------------------------

Revenues                                                       $     137.6       $     144.6       $     418.0      $     431.8

Costs and expenses
   Compensation and benefits                                          51.2              48.7             147.1            145.4
   Depreciation and amortization                                      15.8              14.7              45.3             43.6
   Purchased services                                                 15.9              15.4              43.5             41.8
   Operating leases                                                   12.4              12.6              37.1             38.1
   Fuel                                                                8.9              11.5              27.7             35.3
   Casualties and insurance                                            6.9               6.1              22.0             28.4
   Car hire                                                            5.6               3.5              14.9             15.7
   Other                                                              14.7              16.1              46.3             48.5
                                                           ---------------- ----------------- ----------------- ----------------
Total costs and expenses                                             131.4             128.6             383.9            396.8

Operating income                                                       6.2              16.0              34.1             35.0

Equity in net earnings (losses) of unconsolidated
 affiliates:
     Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V.           9.8               7.5              27.6             23.5
     Other                                                            (0.7)             (0.6)             (1.9)            (0.2)
Gain on sale of Mexrail, Inc.                                          -                 -                 4.4              -
Interest expense                                                     (11.5)            (13.2)            (33.3)           (42.9)
Other income                                                           6.5               0.9              15.3              3.0
                                                           ---------------- ----------------- ----------------- -----------------
Income before income taxes, extraordinary item and
 cumulative effect of accounting change                               10.3              10.6              46.2             18.4
Income tax provision (benefit)                                        (0.3)              1.6               6.7             (1.6)
                                                           ---------------- ----------------- ----------------- -----------------

Income before extraordinary item and cumulative effect
  of accounting change                                                10.6               9.0              39.5             20.0
Extraordinary item, net of income taxes                                -                 -                (2.7)             -
Cumulative effect of accounting change, net of income taxes            -                 -                 -               (0.4)
                                                           ---------------- ----------------- ----------------- -----------------
Net income                                                     $      10.6        $      9.0       $      36.8      $      19.6
                                                           ================ ================= ================= =================

PER SHARE DATA

Basic earnings per Common share

   Income before extraordinary item and cumulative effect
      of accounting change                                     $      0.17       $      0.15       $      0.65      $      0.34
   Extraordinary item, net of income taxes                            -                 -                (0.04)             -
   Cumulative effect of accounting change, net of income
    taxes                                                             -                 -                  -              (0.01)
                                                           ---------------- ----------------- ----------------- -----------------
       Total basic earnings per Common share                   $      0.17       $      0.15       $      0.61      $      0.33
                                                           ================ ================= ================= =================

Diluted earnings per Common share

   Income before extraordinary item and cumulative effect
      of accounting change                                     $      0.17       $      0.15       $      0.63      $      0.33
   Extraordinary item, net of income taxes                            -                 -                (0.04)             -
   Cumulative effect of accounting change, net of income
    taxes                                                             -                 -                 -               (0.01)
                                                           ---------------- ----------------- ----------------- -----------------
       Total diluted earnings per Common share                 $      0.17       $      0.15       $      0.59      $      0.32
                                                           ================ ================= ================= =================

Weighted average Common shares outstanding (in thousands)
       Basic                                                        60,481            58,656            60,123           58,442
       Potential dilutive Common shares                              1,972             2,515             2,090            2,492
                                                           ---------------- ----------------- ----------------- -----------------
         Diluted                                                    62,453            61,171            62,213           60,934
                                                           ================ ================= ================= =================
Dividends per Preferred share                                  $      0.25       $      0.25       $      0.75      $      0.75


              See  accompanying  notes  to  consolidated   financial statements.

                              KANSAS CITY SOUTHERN
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                                                              Nine Months
                                                                                          Ended September 30,
                                                                                -------------------------------------
                                                                                    2002                 2001
                                                                                -----------------   -----------------
CASH FLOWS PROVIDED BY (USED FOR):

OPERATING ACTIVITIES:
   Net income                                                                      $       36.8         $       19.6
   Adjustments to reconcile net income to net cash
    Provided by operating activities
     Depreciation and amortization                                                         45.3                 43.6
     Deferred income taxes                                                                  1.7                 14.9
     Equity in undistributed earnings of unconsolidated affiliates                        (25.7)               (23.3)
     Distributions from unconsolidated affiliates                                           -                    3.0
     Gain on sale of investments                                                           (9.3)                 -
     Gain on sale of property                                                             (10.0)                (3.5)
   Tax benefit realized upon exercise of stock options                                      3.6                  4.6
   Changes in working capital items
     Accounts receivable                                                                   18.7                 (6.4)
     Inventories                                                                           (7.4)                 5.2
     Other current assets                                                                  35.8                  7.6
     Accounts and wages payable                                                           (10.3)                (4.6)
     Accrued liabilities                                                                    5.9                (26.0)
   Other, net                                                                               8.9                 (4.5)
                                                                                ----------------   ------------------
     Net cash provided by operating activities                                             94.0                 30.2
                                                                                ----------------   ------------------


INVESTING ACTIVITIES:
   Property acquisitions                                                                  (63.1)               (42.2)
   Proceeds from disposal of property                                                      17.5                 15.0
   Investment in and loans to affiliates                                                   (4.0)                (6.1)
   Proceeds from sale of investments, net                                                  31.7                  -
   Other, net                                                                              (1.3)                (0.8)
                                                                                ----------------   ------------------
     Net cash used for investing activities                                               (19.2)               (34.1)
                                                                                ----------------   ------------------


FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                                               200.0                 35.0
   Repayment of long-term debt                                                           (264.8)               (24.8)
   Debt issuance costs                                                                     (5.5)                (0.4)
   Proceeds from stock plans                                                                7.7                  5.6
   Cash dividends paid                                                                     (0.2)                (0.2)
   Other, net                                                                              (1.2)                (5.9)
                                                                                ----------------   ------------------
     Net cash provided by (used for) financing activities                                 (64.0)                 9.3
                                                                                ----------------   ------------------


CASH AND CASH EQUIVALENTS:
   Net increase in cash and cash equivalents                                               10.8                  5.4
   At beginning of year                                                                    24.7                 21.5
                                                                                ----------------   ------------------
   At end of period                                                                $       35.5         $       26.9
                                                                                ================   ==================








            See  accompanying  notes  to  consolidated   financial  statements.

                                      KANSAS CITY SOUTHERN
                    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                          (UNAUDITED)

                                                                                                 Accumulated
                                              $25 Par          $.01 Par                             Other
                                             Preferred          Common           Retained       Comprehensive
                                               stock            Stock            Earnings       income (loss)        Total
                                         ------------------ --------------- ----------------- ---------------- -----------------

Balance at December 31, 2001                   $      6.1       $      0.6       $     676.5      $      (2.9)      $     680.3

Comprehensive income:
   Net income                                                                           36.8
   Change in fair value of cash flow  hedge                                                              (0.3)

   Amortization of accumulated other
     comprehensive income (loss) related
     to interest rate swap                                                                                0.3
Comprehensive income                                                                                                       36.8

Dividends                                                                               (0.2)                              (0.2)
Options exercised and stock subscribed                                                  12.7                               12.7
                                         ------------------ --------------- ----------------- ---------------- -----------------
Balance at September 30, 2002                  $      6.1       $      0.6       $     725.8      $      (2.9)      $     729.6
                                         ================== =============== ================= ================ =================


























             See  accompanying  notes  to  consolidated   financial  statements.

                              KANSAS CITY SOUTHERN
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ACCOUNTING POLICIES AND INTERIM FINANCIAL STATEMENTS. In the opinion of the management of Kansas City Southern, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal closing procedures) necessary to present fairly the financial position of the Company and its subsidiary companies as of September 30, 2002 and December 31, 2001, the results of its operations for the three months and nine months ended September 30, 2002 and 2001, its cash flows for the nine months ended September 30, 2002 and 2001, and its changes in stockholders' equity for the nine months ended September 30, 2002. The accompanying consolidated financial statements have been prepared consistently with accounting policies described in Note 2 to the consolidated financial statements included in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2001 (as amended). The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year 2002. Certain comparative prior year amounts in the consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications did not impact net income.

2. EARNINGS PER SHARE DATA. The effect of stock options to employees represent the only difference between the weighted average shares used for the basic earnings per share computation compared to the diluted earnings per share computation. The following is a reconciliation from the weighted average shares used for the basic earnings per share computation and the diluted earnings per share computation for the three and nine months ended September 30, 2002 and 2001, respectively (in thousands):


                                                             Three Months                  Nine Months
                                                         Ended September 30,           Ended September 30,
                                                       -------------------------   --------------------------
                                                         2002          2001           2002          2001
                                                     -------------  ------------   --------------------------
           Basic shares                                    60,481        58,656         60,123        58,442
           Effect of dilution:  Stock options               1,972         2,515          2,090         2,492
                                                     -------------  ------------   ------------  ------------
           Diluted shares                                  62,453        61,171         62,213        60,934
                                                     =============  ============   ============  ============

            Shares excluded from diluted computation          175            79             83            44
                                                     -------------  ------------   ------------  ------------

     Shares were excluded from the applicable periods diluted earnings per share computation because the exercise prices were greater than the average market price of the common shares. Preferred dividends, which were not material for the periods presented, are the only adjustments that affect the numerator of the diluted earnings per share computation.

3. INVESTMENTS. Investments in unconsolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control. Investments in unconsolidated affiliates at September 30, 2002 include, among others, equity interests in Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. ("Grupo TFM"), Southern Capital Corporation, LLC ("Southern Capital"), and the Panama Canal Railway Company ("PCRC").

     The Company, our Mexican partner, Grupo TMM, S.A. ("Grupo TMM"), and certain of Grupo TMM's affiliates entered into an agreement on February 27, 2002 with TFM, S.A. de C.V. ("TFM") to sell to TFM all of the common stock of Mexrail, Inc., ("Mexrail") a former 49% unconsolidated affiliate of the Company. Mexrail owns the northern half of the international railway bridge at Laredo and all of the common stock of The Texas-Mexican Railway Company ("Tex Mex"). The sale closed on March 27, 2002 and the Company received approximately $31.4 million for its 49% interest in Mexrail. The Company used the proceeds from the sale to reduce debt. Although the Company no longer directly owns 49% of Mexrail, it retains an indirect ownership through its ownership of Grupo TFM. The Company's share of the proceeds from the sale of Mexrail to TFM exceeded the carrying value of the Company's investment in Mexrail by $11.2 million. The Company recognized a $4.4 million gain on the sale of Mexrail to TFM in the first quarter of 2002, while the remaining $6.8 of excess proceeds was deferred and is being amortized into net income over 20 years.

     As discussed in note 8 below, on July 29, 2002, TFM completed the purchase of the Mexican government's 24.6% ownership of Grupo TFM for a purchase price of $256.1 million, and the shares purchased are held as treasury stock by TFM. This transaction results in an increase in the Company's ownership percentage of Grupo TFM from 36.9% to approximately 46.6%.
     Following this transaction, Grupo TMM (together with certain of its affiliates) owns approximately

     48.5% of Grupo TFM and the Mexican government owns an effective interest of 4.9% in Grupo TFM due to its 20% minority interest in TFM.

     The Company is party to certain agreements with Grupo TMM covering the Grupo TFM joint venture. These agreements contain "change in control" provisions, provisions intended to preserve the Company's and Grupo TMM's proportionate ownership of the joint venture, and super majority provisions with respect to voting on certain significant transactions. Such agreements also provide a right of first refusal in the event that either party initiates a divestiture of its equity interest in Grupo TFM and a prohibition on transfers to competitors. Under certain circumstances, such agreements could affect the Company's ownership percentage and rights in these equity affiliates.

     Condensed financial information of certain unconsolidated affiliates is shown below. All amounts, including those for Grupo TFM, are presented under U.S. GAAP. Mexrail financial results were consolidated into the accounts of Grupo TFM effective April 1, 2002 and are not presented separately. The amounts reflected herein for Grupo TFM do not include the recognition of any recovery relating to the value of the Value Added Tax ("VAT") claim of Grupo TFM (See note 10). For purposes of recording equity in earnings of unconsolidated affiliate and investment in unconsolidated subsidiary, KCS has not recognized the value of the VAT credit certificate pending completion of the legal process. Financial information of immaterial unconsolidated affiliates has been omitted:

     FINANCIAL CONDITION (DOLLARS IN MILLIONS):

                                              September 30, 2002                          December 31, 2001
                                       --------------------------------     ---------------------------------------------
                                                              Southern                                         Southern
                                        PCRC      Grupo TFM   Capital       Mexrail     PCRC      Grupo TFM    Capital
                                       --------  ------------ ---------     --------- ---------- ------------- ---------

Current assets                          $  5.1     $   277.6   $  13.0       $  34.9    $   3.6    $    294.3   $   2.5
Non-current assets                        87.6       1,991.8     143.0          59.3       85.5       1,924.3     240.6
                                       --------  ------------ ---------     --------- ---------- ------------- ---------
       Assets                           $ 92.7     $ 2,269.4   $ 156.0       $  94.2    $  89.1    $  2,218.6   $ 243.1
                                       ========  ============ =========     ========= ========== ============= =========

Current liabilities                     $  3.9     $   128.0   $   3.4       $  42.8    $  10.8    $    350.8   $ 196.6
Non-current liabilities                   71.9       1,049.9     104.0          27.5       55.3         593.8         -
Minority interest                            -         339.6         -             -          -         376.3         -
Equity of stockholders and partners       16.9         751.9      48.6          23.9       23.0         897.7      46.5
                                       --------  ------------ ---------     --------- ---------- ------------- ---------
       Liabilities and equity           $ 92.7     $ 2,269.4   $ 156.0       $  94.2    $  89.1    $  2,218.6   $ 243.1
                                       ========  ============ =========     ========= ========== ============= =========

KCS's investment                        $ 15.0*    $   361.9   $  24.3       $  11.7    $  13.9    $    334.4   $  23.2
                                       --------  ------------ ---------     --------- ---------- ------------- ---------


OPERATING RESULTS (DOLLARS IN MILLIONS):

                                                            Three Months                        Nine Months
                                                         Ended September 30,                Ended September 30,
                                                     ----------------------------       ----------------------------
                                                        2002              2001            2002**             2001
                                                     ----------        ----------       ----------        ----------
Revenues:
    Mexrail                                             $    -           $  11.7          $  13.3           $  40.8
    PCRC                                                   0.9                 -              2.5                 -
    Grupo TFM                                            175.3             168.1            519.1             496.0
    Southern Capital                                       8.0               7.6             23.0              22.7

Operating costs and expenses:
    Mexrail                                             $    -           $  13.6          $  13.3           $  44.2
    PCRC                                                   2.5               0.9              8.5               1.8
    Grupo TFM                                            132.1             123.6            384.3             323.1
    Southern Capital                                       7.1               6.4             19.2              19.6

Net income (loss):
    Mexrail                                             $    -           $  (0.7)          $  0.0           $  (1.5)
    PCRC                                                  (2.2)             (0.3)            (6.0)             (0.6)
    Grupo TFM                                             23.1              20.1             71.1              63.6
    Southern Capital                                       0.9               1.1              2.1               3.1


*    Of this investment, approximately $9.0 million constitutes an investment in equity,  while  approximately $6.0 million is comprised of notes receivable from PCRC.

**   Results for Mexrail are through March,  2002 only.  Consolidated with Grupo TFM effective April 1, 2002.


4. NONCASH INVESTING AND FINANCING ACTIVITIES. The Company initiated the Thirteenth Offering of KCS common stock under the Employee Stock Purchase Plan ("ESPP") during 2001. Stock subscribed under the Thirteenth Offering will be issued to employees in 2003 and is being paid for through employee payroll deductions in 2002. During the first nine months of 2002, the Company has received approximately $2.4 million from payroll deductions associated with the Thirteenth Offering of the ESPP. In the first quarter of 2002, the Company issued approximately 611,107 shares of KCS common stock under the Twelfth Offering of the ESPP. These shares, totaling a purchase price of approximately $4.5 million, were subscribed and paid for through employee payroll deductions in 2001.

5. DERIVATIVE FINANCIAL INSTRUMENTS. The Company adopted the provisions of Statement of Financial Accounting Standards No. 133 "Accounting for
     Derivative Instruments and Hedging Activities" ("SFAS 133") effective January 1, 2001. As a result of this change in the method of accounting for derivative financial instruments, the Company recorded an after-tax charge to earnings of $0.4 million in the first quarter of 2001. This charge is presented as a cumulative effect of an accounting change in the accompanying consolidated financial statements and represents the ineffective portion of interest rate cap agreements that the Company held at the time of adoption of SFAS 133. These interest rate cap agreements, which expired during the first quarter of 2002, had a fair value of approximately zero at December 31, 2001 and were completely charged off during 2001. During the nine months ended September 30, 2002, the Company did not record any adjustments to income for derivative transactions. The Company does not currently have any derivative financial instruments outstanding.

     In addition, the Company records adjustments to its stockholders' equity (accumulated other comprehensive income (loss)) for its portion of the adjustment to the fair value of interest rate swap transactions to which Southern Capital, a 50% owned unconsolidated affiliate, is a participant. The Company also adjusts its investment in Southern Capital by the change in the fair value of these derivative instruments. During the nine months ended September 30, 2002, the Company recorded comprehensive income (loss) of ($0.3) million related to an adjustment to the fair value of interest rate swap transactions of Southern Capital.

     In conjunction with the refinancing transaction discussed below in note 6, Southern Capital terminated these interest rate swap transactions. As a result, Southern Capital will amortize the balance of accumulated other comprehensive income (loss) into interest expense over the former remaining life of the interest rate swap transactions. This charge will impact Southern Capital's interest expense by approximately $1.3 million in 2002, $2.4 million in 2003 and $0.9 million in each of 2004, 2005 and 2006. The Company is realizing the impact of this charge through a related reduction in equity earnings from Southern Capital and will amortize its balance in accumulated other comprehensive income (loss) to its investment in Southern Capital. During the nine months ended September 30, 2002, the Company recorded amortization of its balance in accumulated other comprehensive income (loss) of $0.3 million.

6. DEBT REFINANCING. During the second quarter of 2002, the Company completed several debt refinancing transactions as described below.

     SENIOR NOTES On June 12, 2002, KCSR issued $200 million of 7 1/2% senior notes due June 15, 2009 ("7 1/2% Notes") through a private offering pursuant to Rule 144A under the Securities Act of 1933 in the United States and Regulation S outside the United States ("Note Offering"). These notes are general unsecured obligations of Kansas City Southern Railway Company ("KCSR"), are guaranteed by the Company and certain of its subsidiaries, and contain certain covenants and restrictions customary for this type of debt instrument and for borrowers with similar credit ratings.

     Net proceeds from the Note Offering of $195.8 million, together with cash, were used to repay term debt under the Company's senior secured credit facility ("KCS Credit Facility") and certain other secured indebtedness of the Company. Debt issuance costs related to the Note Offering of approximately $4.4 million were deferred and are being amortized over the seven-year term of the 7 1/2% Notes. See "New Credit Agreement" below.

     KCS submitted a Form S-4 Registration Statement to the SEC on July 12, 2002, as amended on July 24, 2002, relative to an Exchange Offer for the $200 million 7 1/2% senior notes due 2009. On July 30, 2002, the SEC declared this Registration Statement effective thereby providing the opportunity for holders of the initial 7 1/2% Senior Notes due 2009 to exchange them for registered notes with substantially identical terms. All of the 7 1/2% Senior Notes due 2009 were exchanged for

     $200 million of registered notes due June 15, 2009. The registered notes bear a fixed annual interest rate to be paid semi-annually on June 15 and December 15 and are due June 15, 2009.

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

     The Tranche B term loan and the Revolver bear interest at the London Interbank Offered Rate ("LIBOR") or an alternate base rate, as the Company shall select, plus an applicable margin. The applicable margin for the Tranche B term loan is 2% for LIBOR borrowings and 1% for alternate base rate borrowings. The applicable margin for the Revolver is based on the Company's leverage ratio (defined as the ratio of the Company's total debt to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization, excluding the undistributed earnings of unconsolidated affiliates) for the prior four fiscal quarters). Based on the Company's leverage ratio as of September 30, 2002, the applicable margin was 2.25% per annum for LIBOR borrowings and 1.25% per annum for alternate base rate borrowings.

     The New Credit Agreement also requires the payment to the lenders of a commitment fee of 0.50% per annum on the average daily, unused amount of the Revolver and Tranche B term loan. Additionally, a fee equal to a per annum rate of 0.25% plus the applicable margin for LIBOR priced borrowings under the Revolver will be paid on any letter of credit issued under the Revolver.

     The New Credit Agreement contains certain provisions, covenants and restrictions customary for this type of debt and for borrowers with a similar credit rating. These provisions include, among others, restrictions on the Company's ability and its subsidiaries ability to 1) incur additional debt or liens; 2) enter into sale and leaseback transactions; 3) merge or consolidate with another entity; 4) sell assets; 5) enter into certain transactions with affiliates; 6) make investments, loans, advances, guarantees or acquisitions; 7) make certain restricted payments, including dividends, or make certain payments on other indebtedness; and 8) make capital expenditures. In addition, the Company is required to comply with certain financial ratios, including minimum interest expense coverage and leverage ratios. The New Credit Agreement also contains certain customary events of default. These covenants, along with other provisions, could restrict maximum utilization of the Revolver.

     Debt issuance costs related to the New Credit Agreement of approximately $1.1 million were deferred and are being amortized over the respective term of the loans. Extraordinary debt retirement costs associated with the prepayment of certain term loans under the KCS Credit Facility using proceeds from the Note Offering were approximately $4.3 million ($2.7 million, net of income taxes).

     SOUTHERN CAPITAL

     On June 25, 2002, Southern Capital refinanced the outstanding balance of its bridge loan through the issuance of approximately $167.6 million of pass through trust certificates and the sale of 50 locomotives. The pass through trust certificates are secured by the sold locomotives, all of the remaining locomotives and rolling stock owned by Southern Capital and rental payments payable by KCSR under the sublease of the sold locomotives and its leases of the equipment owned by Southern Capital. Payments of interest and principal of the pass through trust certificates, which are due semi-annually on June 30 and December 30 commencing on December 30, 2002 and ending on June 30, 2022, are insured under a financial guarantee insurance policy by MBIA Insurance Corporation. KCSR leases or subleases all of the equipment securing the pass through trust certificates.

7. COMMITMENTS AND CONTINGENCIES. The Company has had no significant changes in its outstanding litigation or other commitments and contingencies from that previously reported in Note 11 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The following provides an update of the Bogalusa cases.

     BOGALUSA CASES. In July 1996, KCSR was named as one of twenty-seven defendants in various lawsuits in Louisiana and Mississippi arising from the explosion of a rail car loaded with chemicals in Bogalusa, Louisiana on October 23, 1995. As a result of the explosion, nitrogen dioxide and oxides of nitrogen were released into the atmosphere over parts of that town and the surrounding area allegedly causing evacuations and injuries. Approximately 25,000 residents of Louisiana and Mississippi (plaintiffs) have asserted claims to recover damages allegedly caused by exposure to the released chemicals. On October 29, 2001, KCSR and representatives for its excess insurance carriers negotiated a settlement in principle with the plaintiffs for $22.3 million. The settlement was finalized with the execution of a Master Global Settlement Agreement ("MGSA") in early 2002. As of September 30, 2002, the Company had made $19.3 million of payments under the MGSA and remitted the final payment of $3.0 million on October 1, 2002. Additionally the Company has collected approximately $16.3 million from its excess insurance carriers for these cases and has an insurance receivable of $ 3.0 million recorded at September 30, 2002 related to the final payment. This is expected to be collected during the fourth quarter of 2002.

8. PURCHASE OF MEXICAN GOVERNMENT'S OWNERSHIP OF GRUPO TFM. KCS and Grupo TMM exercised their call option and, on July 29, 2002 completed the purchase of the Mexican government's 24.6% ownership of Grupo TFM. The Mexican government's ownership interest of Grupo TFM was purchased by TFM for a purchase price of $256.1 million, utilizing a combination of proceeds from an offering by TFM of debt securities, a credit from the Mexican government for the reversion of certain rail facilities and other resources. This transaction results in an increase in the Company's ownership percentage of Grupo TFM from 36.9% to approximately 46.6%.

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

     The Company has presented its goodwill as a separate line item in the accompanying balance sheets. Additionally, the Company has performed its transitional goodwill impairment test and determined that existing goodwill is not impaired. During the nine months ended September 30, 2002, the Company's goodwill decreased $8.5 million due to the sale of Mexrail to TFM and $0.2 million due to the sale of Wyandotte Garage Corporation.


                                                          Three Months                   Nine Months
                                                      Ended September 30,            Ended September 30,
                                                    ------------------------     --------------------------
                                                      2002          2001            2002          2001
                                                    -----------  -----------     -----------   ------------
                                                       (dollars in millions, except per share amounts)

     Reported net income                                $ 10.6       $  9.0          $ 36.8         $ 19.6
     Add back: Goodwill amortization                         -          0.2               -            0.5
                                                    -----------   ----------      ----------    -----------
     Adjusted net income                                $ 10.6       $  9.2          $ 36.8         $ 20.1
                                                    ===========   ==========      ==========    ===========

     Reported diluted earnings per share                $ 0.17       $ 0.15          $ 0.59         $ 0.32
     Add back: Goodwill amortization                         -         0.00               -           0.01
                                                    -----------   ----------      ----------    -----------
     Adjusted diluted earnings per share                $ 0.17       $ 0.15          $ 0.59         $ 0.33
                                                    ===========   ==========      ==========    ===========


10. FAVORABLE RULING IN VALUE ADDED TAX LAWSUIT. As previously announced in the Company's Current Report on Form 8-K dated October 11, 2002, a three judge panel of the Court of the First Circuit ("Federal Court") in Mexico City unanimously ruled in favor of Grupo TFM in its VAT lawsuit. The claim dates back to January 1997. By a unanimous decision, the three-judge panel of the Federal Court found that the ruling by the Superior Court of Federal Tribunal of Fiscal and Administrative Justice ("Fiscal Court") denying TFM's claim had violated TFM's constitutional rights. The Federal Court remanded the case back to the Fiscal Court with specific instructions to vacate its prior decision and enter a new decision consistent with the guidance provided by the Federal Court's ruling. The Federal Court ruling requires the fiscal authorities to issue the VAT credit certificate only in the name of the interested party, to issue the VAT credit certificate only in strict accordance with the terms of the fiscal code, and to deliver the VAT credit certificate only to the beneficiary. The new decision of the Fiscal Court must be issued in accordance with the guidelines of the Federal Court. The Company and Grupo TMM have been advised that the Federal Court's order is not subject to appeal by the Mexican government. However, the Fiscal Court's forthcoming decision may be challenged by either of the parties if such party believes that the new ruling does not comply with the order of the Federal Court. In addition, a third party who can establish that its rights have been adversely and improperly affected by the new ruling may seek to bring a claim against TFM, but TFM management has indicated to the Company that it believes it would prevail in any such action. The face value of the VAT credit certificate at issue is approximately $206 million, and the amount of any recovery will reflect that principal amount adjusted for inflation and interest accruals from 1997 in accordance with Mexican Law. For the three and nine months ended September 30, 2002, the amounts reported in the Company's consolidated financial statements as equity in net earnings of Grupo TFM of $9.8 million and $27.6 million, respectively, do not include the recognition of any recovery relating to the value of the VAT credit certificate which might be received. Based upon the language of the Federal Court's order and the advice of legal counsel, Grupo TMM and the Company remain optimistic about the ultimate outcome of this matter. However, the Company's independent accountants and outside legal counsel have advised, and management believes, that the recognition of any recovery relating to the VAT credit certificate, including the timing and final amount thereof, must await the conclusion of the legal process.

11. CONDENSED CONSOLIDATING FINANCIAL INFORMATION. In September 2000, KCSR issued $200 million of 9 1/2% senior notes due 2008. In addition, as discussed above in note 6, in June 2002, KCSR issued $200 million of 7 1/2% senior notes due 2009. Both of these note issues are an unsecured obligation of KCSR, however, they are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by KCS and certain of the subsidiaries (all of which are wholly-owned) within the KCS consolidated group. For each of these note issues, KCS registered exchange notes with the SEC that have substantially identical terms and associated guarantees and all of the initial senior notes for each issue have been exchanged for $200 million of registered exchange notes for each respective note issue.

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

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

                                              Nine months ended September 30, 2002 (dollars in millions)
                                  ------------------------------------------------------------------------------------
                                                                                Non-
                                                 Subsidiary    Guarantor     Guarantor    Consolidating  Consolidated
                                     Parent        Issuer     Subsidiaries  Subsidiaries   Adjustments       KCS
                                  ------------- ------------- ------------- ------------- -------------- -------------
Revenues                             $       -    $    412.4    $     20.7    $     12.5    $     (27.6)   $    418.0
Costs and expenses                         8.3         370.5          19.8          12.9          (27.6)        383.9
                                  ------------- ------------- ------------- ------------- -------------- -------------
     Operating income (loss)              (8.3)         41.9           0.9          (0.4)             -          34.1

Equity in net earnings (losses)
 of Unconsolidated affiliates and
 subsidiaries                             36.9          32.3          (0.1)         25.8          (69.2)         25.7
Gain on sale of Mexrail                    4.4           4.4             -             -           (4.4)          4.4
Interest expense                          (0.3)        (32.6)         (0.4)         (0.2)           0.2         (33.3)
Other income                               5.0           2.6           7.5           0.4           (0.2)         15.3
                                  ------------- ------------- ------------- ------------- -------------- -------------
     Income (loss) before
      income taxes                        37.7          48.6           7.9          25.6          (73.6)         46.2
Income tax provision (benefit)            (1.8)          6.2           3.0          (0.7)             -           6.7
                                  ------------- ------------- ------------- ------------- -------------- -------------
Income (loss) before
 extraordinary item                       39.5          42.4           4.9          26.3          (73.6)         39.5
Extraordinary item                        (2.7)         (2.7)            -             -            2.7          (2.7)
                                  ------------- ------------- ------------- ------------- -------------- -------------
Net income                           $    36.8    $     39.7    $      4.9    $     26.3    $     (70.9)   $     36.8
                                  ============= ============= ============= ============= ============== =============





                                              Nine months ended September 30, 2001 (dollars in millions)
                                  ------------------------------------------------------------------------------------
                                                                                Non-
                                                 Subsidiary    Guarantor     Guarantor    Consolidating  Consolidated
                                     Parent        Issuer     Subsidiaries  Subsidiaries   Adjustments       KCS
                                  ------------- ------------- ------------- ------------- -------------- -------------
Revenues                             $       -    $    422.4    $     15.9    $     13.0    $     (19.5)   $    431.8
Costs and expenses                         9.8         379.5          14.1          12.9          (19.5)        396.8
                                  ------------- ------------- ------------- ------------- -------------- -------------
     Operating income (loss)              (9.8)         42.9           1.8           0.1              -          35.0

Equity in net earnings (losses)
  of  Unconsolidated affiliates
  and subsidiaries                        26.7          24.8          (0.1)         24.1          (52.2)         23.3
Interest expense                          (0.5)        (43.8)         (0.5)         (0.3)           2.2         (42.9)
Other income                               0.2           4.9           0.1             -           (2.2)          3.0
                                  ------------- ------------- ------------- ------------- -------------- -------------
     Income (loss) before
       income taxes                       16.6          28.8           1.3          23.9          (52.2)         18.4
Income tax provision (benefit)            (3.4)          1.1           0.5           0.2              -          (1.6)
Income (loss) before cumulative
   effect of accounting change            20.0          27.7           0.8          23.7          (52.2)         20.0
                                  ------------- ------------- ------------- ------------- -------------- -------------
Cumulative effect of accounting
   change, net of income taxes            (0.4)         (0.4)            -             -            0.4          (0.4)
                                  ------------- ------------- ------------- ------------- -------------- -------------
Net income                          $     19.6    $     27.3     $     0.8     $    23.7    $     (51.8)   $     19.6
                                  ============= ============= ============= ============= ============== =============



CONDENSED CONSOLIDATING BALANCE SHEETS

                                                    As of September 30, 2002 (dollars in millions)
                                  ------------------------------------------------------------------------------------
                                                                                Non-
                                                 Subsidiary    Guarantor     Guarantor    Consolidating  Consolidated
                                     Parent        Issuer     Subsidiaries  Subsidiaries   Adjustments       KCS
                                  ------------- ------------- ------------- ------------- -------------- -------------
ASSETS
   Current assets                   $     46.2   $     241.9    $     28.2    $      9.2   $     (104.1)  $     221.4
   Investments                           742.7         434.2             -         411.4       (1,183.7)        404.6
   Properties, net                         0.2       1,300.0          36.1             -              -       1,336.3
   Goodwill and other assets               1.6          31.7           1.5           2.2           (3.6)         33.4
                                  ------------- ------------- ------------- ------------- -------------- -------------
     Total assets                   $    790.7   $   2,007.8    $     65.8    $    422.8   $   (1,291.4)  $   1,995.7
                                  ============= ============= ============= ============= ============== =============

LIABILITIES AND EQUITY
   Current liabilities              $      8.8   $     274.4    $      7.0    $     18.1   $     (104.1)  $     204.2
   Long-term debt                          1.3         575.7           1.7             -              -         578.7
   Payable to affiliates                  10.1             -           0.6             -          (10.7)            -
   Deferred income taxes                   9.6         362.5           4.9           1.2           (3.9)        374.3
   Other liabilities                      31.3          58.9           3.7          15.0              -         108.9
   Stockholders' equity                  729.6         736.3          47.9         388.5       (1,172.7)        729.6
                                  ------------- ------------- ------------- ------------- -------------- -------------
     Total liabilities and
      equity                        $    790.7   $   2,007.8    $     65.8    $    422.8   $   (1,291.4)  $   1,995.7
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
                                     Parent        Issuer     Subsidiaries  Subsidiaries   Adjustments       KCS
                                  ------------- ------------- ------------- ------------- -------------- -------------
ASSETS

   Current assets                   $     25.5   $     223.4    $     22.0    $      6.6   $      (23.1)  $     254.4
   Investments                           701.4         413.6             -         376.4       (1,104.6)        386.8
   Properties, net                         0.3       1,287.1          38.2           1.8              -       1,327.4
   Goodwill and other assets               1.7          40.4           1.7           0.1           (1.6)         42.3
                                  ------------- ------------- ------------- ------------- -------------- -------------
     Total assets                   $    728.9   $   1,964.5    $     61.9    $    384.9   $   (1,129.3)  $   2,010.9
                                  ============= ============= ============= ============= ============== =============

LIABILITIES AND EQUITY
   Current liabilities              $      7.2   $     252.3    $      6.9    $      3.8   $      (23.1)  $     247.1
   Long-term debt                          1.3         602.9           2.8           4.7              -         611.7
   Payable to affiliates                   4.8             -           0.6             -           (5.4)            -
   Deferred income taxes                   9.5         350.9           5.2           6.2           (1.6)        370.2
   Other liabilities                      25.8          62.0           3.4          10.4              -         101.6
   Stockholders' equity                  680.3         696.4          43.0         359.8       (1,099.2)        680.3
                                  ------------- ------------- ------------- ------------- -------------- -------------
     Total liabilities and
      equity                        $    728.9   $   1,964.5    $     61.9    $    384.9   $   (1,129.3)  $   2,010.9
                                  ============= ============= ============= ============= ============== =============

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                              Nine months ended September 30, 2002 (dollars in millions)
                                  ------------------------------------------------------------------------------------
                                                                                Non-
                                                 Subsidiary    Guarantor     Guarantor    Consolidating  Consolidated
                                     Parent        Issuer     Subsidiaries  Subsidiaries   Adjustments       KCS
                                  ------------- ------------- ------------- ------------- -------------- -------------
Net cash flows provided by (used
for) operating activities:          $    (14.1)   $    106.1    $     (6.6)    $     8.2     $      0.4    $     94.0
                                  ------------- ------------- ------------- ------------- -------------- -------------

Investing activities:
   Property acquisitions                     -         (61.4)         (1.7)            -              -         (63.1)
   Proceeds from disposal of
    property                                 -           8.7           8.8             -              -          17.5
   Investments in and loans to
    affiliates                               -             -             -          (9.3)           5.3          (4.0)
   Proceeds from sale of
    investments                            1.4          31.4             -             -           (1.1)         31.7
   Other, net                                -           0.3             -          (2.2)           0.6          (1.3)
                                  ------------- ------------- ------------- ------------- -------------- -------------
     Net                                   1.4         (21.0)          7.1         (11.5)           4.8         (19.2)
                                  ------------- ------------- ------------- ------------- -------------- -------------

Financing activities:
   Proceeds from issuance of
     long-term debt                          -         200.0             -             -              -         200.0
   Repayment of long-term debt            (0.4)       (263.2)         (1.0)         (0.2)             -        (264.8)
   Proceeds from loans from
    affiliates                             7.3             -           0.1             -           (7.4)            -
   Repayment of loans from
    affiliates                            (2.0)            -             -             -            2.0             -
   Debt issuance costs                       -          (5.5)            -             -              -          (5.5)
   Proceeds from stock plans               7.7             -             -             -              -           7.7
   Cash dividends paid                    (0.2)            -             -             -              -          (0.2)
   Other, net                                -          (6.2)          0.2           4.6            0.2          (1.2)
                                  ------------- ------------- ------------- ------------- -------------- -------------
     Net                                  12.4         (74.9)         (0.7)          4.4           (5.2)        (64.0)
                                  ------------- ------------- ------------- ------------- -------------- -------------

Cash and cash equivalents:
   Net increase (decrease)                (0.3)         10.2          (0.2)          1.1              -          10.8
   At beginning of period                  1.3          23.2             -           0.2              -          24.7
                                  ------------- ------------- ------------- ------------- -------------- -------------
   At end of period                  $     1.0   $      33.4    $     (0.2)    $     1.3     $        -    $     35.5
                                  ============= ============= ============= ============= ============== =============


                                              Nine months ended September 30, 2001 (dollars in millions)
                                  ------------------------------------------------------------------------------------
                                                                                Non-
                                                 Subsidiary    Guarantor     Guarantor    Consolidating  Consolidated
                                     Parent        Issuer     Subsidiaries  Subsidiaries   Adjustments       KCS
                                  ------------- ------------- ------------- ------------- -------------- -------------
Net cash flows provided by (used
for) operating activities:          $     (7.7)   $     34.8    $     (3.6)    $     5.5     $      1.2    $     30.2
                                  ------------- ------------- ------------- ------------- -------------- -------------

Investing activities:
   Property acquisitions                     -         (41.3)         (0.9)            -              -         (42.2)
   Proceeds from disposal of
    property                                 -          11.5           3.5             -              -          15.0
   Investments in and loans to
    affiliates                               -          (2.0)            -          (7.3)           3.2          (6.1)
   Proceeds from sale of
    investments                              -             -             -             -              -             -
   Other, net                                -          (2.2)          1.7             -           (0.3)         (0.8)
                                  ------------- ------------- ------------- ------------- -------------- -------------
     Net                                     -         (34.0)          4.3          (7.3)           2.9         (34.1)
                                  ------------- ------------- ------------- ------------- -------------- -------------

Financing activities:
   Proceeds from issuance of
     long-term debt                          -          35.0             -             -              -          35.0
   Repayment of long-term debt               -         (23.6)         (1.0)         (0.2)             -         (24.8)
   Proceeds from loans from
    affiliates                             1.7             -             -             -           (1.7)            -
   Debt issuance costs                       -          (0.4)            -             -              -          (0.4)
   Proceeds from stock plans               5.6             -             -             -              -           5.6
   Cash dividends paid                    (0.2)            -             -             -              -          (0.2)
   Other, net                             (0.3)         (5.6)          0.3           2.1           (2.4)         (5.9)
                                  ------------- ------------- ------------- ------------- -------------- -------------
     Net                                   6.8           5.4          (0.7)          1.9           (4.1)          9.3
                                  ------------- ------------- ------------- ------------- -------------- -------------

Cash and cash equivalents:
   Net increase (decrease)                (0.9)          6.2             -           0.1              -           5.4
   At beginning of period                  1.5          19.4           0.1           0.5              -          21.5
                                  ------------- ------------- ------------- ------------- -------------- -------------
   At end of period                 $      0.6   $      25.6    $      0.1    $      0.6     $        -    $     26.9
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

THE DISCUSSION HEREIN IS INTENDED TO CLARIFY AND FOCUS ON THE COMPANY'S RESULTS OF OPERATIONS, CERTAIN CHANGES IN ITS FINANCIAL POSITION, LIQUIDITY, CAPITAL STRUCTURE AND BUSINESS DEVELOPMENTS FOR THE PERIODS COVERED BY THE CONSOLIDATED FINANCIAL STATEMENTS INCLUDED UNDER ITEM 1 OF THIS FORM 10-Q. THIS DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THESE CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THERETO, AND IS QUALIFIED BY REFERENCE THERETO.

GENERAL

KCS is a Delaware corporation. KCS, formerly named Kansas City Southern Industries, Inc., is a holding company and its principal subsidiaries and affiliates include the following:

o    The  Kansas  City  Southern  Railway  Company   ("KCSR"),   a  wholly-owned
     subsidiary;

o Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. ("Grupo TFM"), a 46.6% owned unconsolidated affiliate, which owns 80% of the common stock of TFM, S.A. de C.V. ("TFM"). TFM wholly owns Mexrail, Inc. ("Mexrail"). Mexrail owns 100% of The Texas-Mexican Railway Company ("Tex Mex");

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

RECENT DEVELOPMENTS

FAVORABLE RULING IN VALUE ADDED TAX LAWSUIT. As previously announced in the Company's Current Report on Form 8-K dated October 11, 2002, a three judge panel of the Court of the First Circuit ("Federal Court") in Mexico City unanimously ruled in favor of Grupo TFM in its VAT lawsuit. The claim dates back to January 1997. By a unanimous decision, the three-judge panel of the Federal Court found that the ruling by the Superior Court of Federal Tribunal of Fiscal and Administrative Justice ("Fiscal Court") denying TFM's claim had violated TFM's constitutional rights. The Federal Court remanded the case back to the Fiscal Court with specific instructions to vacate its prior decision and enter a new decision consistent with the guidance provided by the Federal Court's ruling. The Federal Court ruling requires the fiscal authorities to issue the VAT credit certificate only in the name of the interested party, to issue the VAT credit certificate only in strict accordance with the terms of the fiscal code, and to deliver the VAT credit certificate only to the beneficiary. The new decision of the Fiscal Court must be issued in accordance with the guidelines of the Federal Court. The Company and Grupo TMM have been advised that the Federal Court's order is not subject to appeal by the Mexican government. However, the Fiscal Court's forthcoming decision may be challenged by either of the parties if such party believes that the new ruling does not comply with the order of the Federal Court. In addition, a third party who can establish that its rights have been adversely and improperly affected by the new ruling may seek to bring a claim against TFM, but TFM management has indicated to the Company that it believes it would prevail in any such action. The face value of the VAT credit certificate at issue is approximately $206 million, and the amount of any recovery will reflect that principal amount adjusted for inflation and interest accruals from 1997 in accordance with Mexican Law. For the three and nine months ended September 30, 2002, the amounts reported in the Company's consolidated financial statements as equity in net earnings of Grupo TFM of $9.8 million and $27.6 million, respectively, do not include the recognition of any recovery relating to the value of the VAT credit certificate which might be received. Based upon the language of the Federal Court's order and the advice of legal counsel, Grupo TMM and the Company remain optimistic about the ultimate outcome of this matter. However, the Company's independent accountants and outside legal counsel have advised, and management believes, that the recognition of any recovery relating to the VAT credit certificate, including the timing and final amount thereof, must await the conclusion of the legal process.

PURCHASE OF MEXICAN GOVERNMENT'S OWNERSHIP OF GRUPO TFM. KCS and Grupo TMM exercised their call option and, on July 29, 2002, completed the purchase of the Mexican government's 24.6% ownership of Grupo TFM. The Mexican government's ownership interest of Grupo TFM was purchased by TFM for a purchase price of $256.1 million, utilizing a combination of proceeds from an offering by TFM of debt securities, a credit from the Mexican government for the reversion of certain rail facilities and other resources. This transaction resulted in an increase in the Company's ownership percentage of Grupo TFM from 36.9% to approximately 46.6%.

DEBT REFINANCING. During the second quarter of 2002, the Company completed several debt refinancing transactions as described below.

SENIOR NOTES
On June 12, 2002, KCSR issued $200 million of 7 1/2% senior notes due June 15, 2009 ("7 1/2% Notes") through a private offering pursuant to Rule 144A under the Securities Act of 1933 in the United States and Regulation S outside the United States ("Note Offering"). These notes are general unsecured obligations of KCSR, are guaranteed by the Company and certain of its subsidiaries, and contain certain covenants and restrictions customary for this type of debt instrument and for borrowers with similar credit ratings.

Net proceeds from the Note Offering of $195.8 million, together with cash, were used to repay term debt under the Company's senior secured credit facility ("KCS Credit Facility") and certain other secured indebtedness of the Company. Debt issuance costs related to the Note Offering of approximately $4.4 million were deferred and are being amortized over the seven-year term of the 7 1/2% Notes. See "New Credit Agreement" below.

KCS submitted a Form S-4 Registration Statement to the SEC on July 12, 2002, as amended on July 24, 2002, relative to an Exchange Offer for the $200 million 7 1/2% senior notes due 2009. On July 30, 2002, the SEC declared this Registration Statement effective thereby providing the opportunity for holders of the initial 7 1/2% Senior Notes due 2009 to exchange them for registered notes with substantially identical terms. All of the 7 1/2% Senior Notes due 2009 were exchanged for $200 million of registered notes due June 15, 2009. The registered notes bear a fixed annual interest rate to be paid semi-annually on June 15 and December 15 and are due June 15, 2009.

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

The Tranche B term loan and the Revolver bear interest at the London Interbank Offered Rate ("LIBOR") or an alternate base rate, as the Company shall select, plus an applicable margin. The applicable margin for the Tranche B term loan is 2% for LIBOR borrowings and 1% for alternate base rate borrowings. The applicable margin for the Revolver is based on the Company's leverage ratio (defined as the ratio of the Company's total debt to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization, excluding the undistributed earnings of unconsolidated affiliates) for the prior four fiscal quarters). Based on the Company's leverage ratio as of September 30, 2002, the applicable margin was 2.25% per annum for LIBOR borrowings and 1.25% per annum for alternate base rate borrowings.

The New Credit Agreement also requires the payment to the lenders of a commitment fee of 0.50% per annum on the average daily, unused amount of the Revolver and Tranche B term loan. Additionally, a fee equal to a per annum rate of 0.25% plus the applicable margin for LIBOR priced borrowings under the Revolver will be paid on any letter of credit issued under the Revolver.

The New Credit Agreement contains certain provisions, covenants and restrictions customary for this type of debt and for borrowers with a similar credit rating. These provisions include, among others, restrictions on the Company's ability and its subsidiaries ability to 1) incur additional debt or liens; 2) enter into sale and leaseback transactions; 3) merge or consolidate with another entity; 4) sell assets; 5) enter into certain transactions with affiliates; 6) make investments, loans, advances, guarantees or acquisitions; 7) make certain restricted payments, including dividends, or make certain payments on other indebtedness; and 8) make capital expenditures. In addition, the Company is required to comply with certain financial ratios, including minimum interest expense coverage and leverage ratios. The New Credit Agreement also contains certain customary events of default. These covenants, along with other provisions, could restrict maximum utilization of the Revolver.

Debt issuance costs related to the New Credit Agreement of approximately $1.1 million were deferred and are being amortized over the respective term of the loans. Extraordinary debt retirement costs associated with the prepayment of certain term loans under the KCS Credit Facility using proceeds from the Note Offering were approximately $4.3 million ($2.7 million, net of income taxes).

SOUTHERN CAPITAL
On June 25, 2002, Southern Capital refinanced the outstanding balance of its bridge loan through the issuance of approximately $167.6 million of pass through trust certificates and the sale of 50 locomotives. The pass through trust certificates are secured by the sold locomotives, all of the remaining locomotives and rolling stock owned by Southern Capital and rental payments payable by KCSR under the sublease of the sold locomotives and its leases of the equipment owned by Southern Capital. Payments of interest and principal of the pass through trust certificates, which are due semi-annually on June 30 and December 30 commencing on December 30, 2002 and ending on June 30, 2022, are insured under a financial guarantee insurance policy by MBIA Insurance Corporation. KCSR leases or subleases all of the equipment securing the pass through trust certificates.

IMPLEMENTATION OF NEW TRANSPORTATION COMPUTER SYSTEM. On July 14, 2002, the Company initiated a switch-over from its legacy system operating platform to a Management Control System ("MCS") on KCSR. This state-of-the-art system is designed to provide better analytical tools for management to use in its decision-making processes. MCS, among other things, provides tracking of individual shipments across our rail system and compares that movement to the service sold to the customer. If a shipment falls behind schedule, MCS automatically generates alerts and action recommendations. The Company's depreciation expense is expected to increase by approximately $4.8 million per annum ($2.4 million in 2002) as a result of the implementation of MCS.

As previously announced, the Company's third quarter and year to date results were impacted by higher operating costs and some temporary traffic diversions caused by congestion directly related to the implementation of MCS. The MCS implementation slowed the railroad as employees learned to respond to the data discipline demanded by this new system. Although management believes that the issues with the implementation of MCS have been largely resolved, the initial difficulties experienced by office and field personnel in transitioning to this new platform led to the congestion issues and operating inefficiencies during the third quarter 2002, which contributed to a decline in consolidated operating income. See Results of Operations below for a discussion of the impact on third quarter operations.

SALE OF MEXRAIL, INC. TO TFM. The Company, Grupo TMM, and certain of Grupo TMM's affiliates entered into an agreement on February 27, 2002 with TFM to sell to TFM all of the common stock of Mexrail. Mexrail owns the northern half of the international railway bridge at Laredo, Texas and all of the common stock of the Tex Mex. The sale closed on March 27, 2002 and the Company received approximately $31.4 million for its 49% interest in Mexrail. The Company used the proceeds from the sale of Mexrail to reduce debt. Although the Company no longer directly owns 49% of Mexrail, it retains an indirect ownership through its ownership of Grupo TFM. The Company's proportionate share of the proceeds from the sale of Mexrail to TFM exceeded the carrying value of the Company's investment in Mexrail by $11.2 million. The Company recognized a $4.4 million gain on the sale of Mexrail to TFM in the first quarter of 2002, while the remaining $6.8 of excess proceeds was deferred and is being amortized over 20 years.

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

RESULTS OF OPERATIONS

The following table summarizes the income statement components of the Company for the three and nine months ended September 30, 2002 and 2001 respectively, for use in the analysis below. See consolidated statements of income accompanying this Form 10-Q for other captions not presented in this table (IN MILLIONS):


                                                                Three Months                     Nine Months
                                                            Ended September 30,              Ended September 30,
                                                       -------------------------------  -------------------------------
                                                            2002            2001             2002            2001
                                                       ---------------- --------------  --------------- ---------------

Revenues                                                    $    137.6      $   144.6       $    418.0      $    431.8
Costs and expenses                                               131.4          128.6            383.9           396.8
                                                       ---------------- --------------  --------------- ---------------
Operating income                                                   6.2           16.0             34.1            35.0
Equity in net earnings (losses) of unconsolidated
 affiliates                                                        9.1            6.9             25.7            23.3
Gain on sale of Mexrail, Inc.                                        -              -              4.4               -
Interest expense                                                 (11.5)         (13.2)           (33.3)          (42.9)
Other income                                                       6.5            0.9             15.3             3.0
                                                       ---------------- --------------  --------------- ---------------
Income before income taxes, extraordinary item, and
   cumulative effect of accounting change                         10.3           10.6             46.2            18.4
Income tax provision (benefit)                                    (0.3)           1.6              6.7            (1.6)
                                                       ---------------- --------------  --------------- ---------------
Income before extraordinary item and cumulative effect
   of accounting change                                           10.6            9.0             39.5            20.0
Extraordinary item, net of income taxes                              -              -             (2.7)              -
Cumulative effect of accounting change, net of income
 taxes                                                               -              -                -            (0.4)
                                                       ---------------- --------------  --------------- ---------------
Net income                                                  $     10.6      $     9.0       $     36.8      $     19.6
                                                       ================ ==============  =============== ===============

The following table summarizes the revenues and carload statistics of KCSR for the three and nine months ended September 30, 2002 and 2001, respectively. Certain prior period amounts have been reclassified to reflect changes in the business groups and to conform to the current period presentation.


                                                                                            Carloads and
                                              Revenues                                    Intermodal Units
                             --------------------------------------------    -------------------------------------------
                                            (IN MILLIONS)                                  (IN THOUSANDS)
                                 Three months           Nine months              Three months          Nine months
                              ended September 30,   ended September 30,      ended September 30,   ended September 30,
                             ----------- ---------- ----------- ---------    ---------- ---------- --------- -----------
                                2002       2001       2002       2001           2002      2001       2002       2001
                             ----------- ---------- ----------- ---------    ---------- ---------- --------- -----------
General commodities:
   Chemical and petroleum      $   32.4   $   30.4   $   98.1   $   93.8           35.6      34.0      109.3      111.8
   Paper and forest                34.7       34.6      100.8       96.4           46.0      47.4      134.8      137.2
   Agricultural and mineral        20.8       22.3       67.2       64.5           29.1      31.6       93.5       93.4
                             ----------- ---------- ----------- ---------    ---------- ---------- ---------- ----------
Total general commodities          87.9       87.3      266.1      254.7          110.7     113.0      337.6      342.4
   Intermodal and automotive       14.0       14.3       43.3       50.9           75.3      70.4      213.6      220.7
   Coal                            24.4       31.1       74.7       87.0           50.2      53.3      155.4      148.0
                             ----------- ---------- ----------- --------    ----------- --------- ----------- ---------
Carload revenues and carload
   and intermodal units           126.3      132.7      384.1      392.6          236.2     236.7      706.6      711.1
Other rail-related revenues        10.0       10.0       28.8       30.4     ========== ========== ========== ==========
                             ----------- ---------- ----------- ---------
   Total KCSR revenues            136.3      142.7      412.9      423.0
Other subsidiary revenues           1.3        1.9        5.1        8.8
                             ----------- ---------- ----------- ---------
   Total consolidated
    revenues                   $  137.6   $  144.6   $  418.0   $  431.8
                             =========== ========== =========== =========


The following table summarizes KCS's consolidated costs and expenses for the three and nine months ended September 30, 2002 and 2001, respectively. Certain prior period amounts have been reclassified to conform to the current year presentation.


                                                              Three Months                       Nine Months
                                                          Ended September 30,                Ended September 30,
                                                     -------------------------------    -------------------------------
                                                          2002            2001               2002            2001
                                                     --------------- ---------------    --------------- ---------------

Compensation and benefits                                $     51.2      $     48.7         $    147.1      $    145.4
Depreciation and amortization                                  15.8            14.7               45.3            43.6
Purchased services                                             15.9            15.4               43.5            41.8
Operating leases                                               12.4            12.6               37.1            38.1
Fuel                                                            8.9            11.5               27.7            35.3
Casualties and insurance                                        6.9             6.1               22.0            28.4
Car hire                                                        5.6             3.5               14.9            15.7
Other                                                          14.7            16.1               46.3            48.5
                                                     --------------- ---------------    --------------- ---------------
   Total consolidated costs and expenses                 $    131.4      $    128.6         $    383.9      $    396.8
                                                     =============== ===============    =============== ===============


NET INCOME. Net income for the three months ended September 30, 2002 was $10.6 million (17(cent) per diluted share) compared to $9.0 million (15(cent) per diluted share) for the three months ended September 30, 2001. This $1.6 million quarter to quarter increase was primarily the result of a $5.6 million increase in other income, $2.3 million increase in equity in earnings from Grupo TFM, a $1.9 million reduction in the provision (benefit) for income taxes, and a $1.7 million decrease in interest expense. These factors, which led to an increase in net income were partially mitigated by a $7.0 million decline in consolidated revenue, a $2.8 million increase in consolidated operating expenses and a $0.1 million increase in losses associated with other unconsolidated affiliates (PCRC and Southern Capital).

For the nine months ended September 30, 2002, net income increased $17.2 million to $36.8 million (59(cent) per diluted share) from $19.6 million (32(cent) per diluted share) for the nine months ended September 30, 2001. This increase was primarily the result of a $12.9 million decline in consolidated operating expenses, a $12.3 million increase in other income, a $9.6 million decrease in interest expense, a $4.4 million gain realized on the sale of Mexrail to TFM, and a $4.1 million increase in equity in net earnings of Grupo TFM. This year to date increase was partially offset by a $13.8 million decline in consolidated revenue, an $8.3 million increase in the provision for income taxes, and a $1.7 million decline in equity in net earnings (losses) of other unconsolidated affiliates. Additionally, net income for the nine months ended September 30, 2002 includes extraordinary debt retirement costs of $2.7 million (after-tax) associated with the early retirement of term debt in June 2002. Net income for the nine months ended September 30, 2001 includes a $0.4 million charge relating to the implementation of Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133").

REVENUES. Consolidated revenues for the three and nine months ended September 30, 2002 declined $7.0 million and $13.8 million to $137.6 million and $418.0 million, respectively, compared to $144.6 million and $431.8 million for the three and nine months ended September 30, 2001, respectively. During the third quarter of 2002, KCSR experienced revenue growth in several commodity groups, including chemical and petroleum products, certain forest products and intermodal traffic compared to the third quarter of 2001, continuing the positive revenue trends noted for these commodities during the first half of 2002 and in spite of the MCS related difficulties encountered this quarter. The increase in revenue for these shipments was driven by volume gains, increased length of haul and price improvements in key traffic lanes. KCS management believes that revenues for these commodities as well as certain other traffic would have improved even further during the quarter, but were adversely affected by lower carloadings arising from MCS related congestion. These quarter to quarter revenue improvements were offset by comparatively lower revenues for coal, automotive and grain business. As a result, third quarter 2002 revenues for KCSR were $6.4 million lower than the comparable prior year quarter. For the nine months ended September 30, 2002, revenue from KCSR declined $10.1 million compared to the nine months ended September 30, 2001, primarily as a result of lower coal and automotive revenues as well as MCS related issues in the third quarter. These declines were partially offset by revenue increases in chemical and petroleum products, agriculture and minerals, paper and forest products and intermodal and haulage services. The following discussion provides an analysis of KCSR revenues by commodity group for the quarter and year to date ended September 30, 2002.

       CHEMICAL AND PETROLEUM PRODUCTS. Revenues for chemical and petroleum products for the three and nine months ended September 30, 2002 increased $2.0 million (6.6%) and $4.3 million (4.6%), respectively, compared to the same periods in 2001. These increases resulted from a combination of higher traffic volumes for certain commodities in this business group, together with targeted rate increases and longer hauls due to gateway changes. Higher revenues for gases and organic product for the three and nine months ended September 30, 2002 were primarily the result of production increases by certain customers. Increased inorganic revenues were the result of increased access to production facilities in Geismar, Louisiana as well as new business previously shipped by other rail carriers. Increases in the production of PVC and plastic pellet products yielded higher plastics product revenue for the three and nine months ended September 30, 2002 compared to the same periods in 2001. These quarterly and year to date increases were partially offset by decreases in agrichemical and petroleum product revenue as a result of lower industrial production due to the continued slowdown in the U.S. economy. Chemical and petroleum products revenue accounted for 25.7% and 22.9% of carload revenues for the three months ended September 30, 2002 and 2001, respectively, and 25.6% and 23.9% of carload revenues for the nine months ended September 30, 2002 and 2001, respectively.

       PAPER AND FOREST PRODUCTS. Revenues for paper and forest products for the three and nine months ended September 30, 2002 increased $0.1 million (0.3%) and $4.4 million (4.6%) compared to the same periods in 2001. For the three months ended September 30, 2002, higher revenues in pulp and paper, lumber and plywood and metal/scrap were mostly offset by revenue declines in pulpwood/logs/chips, and military/other carloads. For the nine months ended September 30, 2002, increases in revenues for pulp and paper and lumber/plywood were partially mitigated by decreases in all other paper and forest products revenues. The increases in pulp and paper product revenues for the quarter and year to date were the result of production growth in the paper industry. Increases in revenues for lumber and plywood products reflect continued strength in the home building market and an increase in housing starts. Lower revenues for pulpwood, logs and chips products and metal and scrap products for the three and nine months ended September 30, 2002 were primarily the result of declines in industrial production as a result of the continued slowdown of the U.S. economy. These decreases were partially offset by targeted rate increases. Paper and forest products revenue accounted for 27.4% and 26.1% of carload revenues for the three months ended September 30, 2002 and 2001, respectively, and 26.2% and 24.6% of carload revenues for the nine months ended September 30, 2002 and 2001, respectively.

       AGRICULTURAL AND MINERAL PRODUCTS. Revenues for agricultural and mineral products decreased $1.5 million for the three months ended September 30, 2002 compared to the same period in 2001. For the nine months ended September 30, 2002, however, revenues for this commodity group increased $2.7 million compared to the same period in 2001. For the three months ended September 30, 2002, increases in revenues for food products and stone, clay and glass products partially mitigated revenue declines in all other agricultural and mineral products. For the nine months ended September 30, 2002, increases in revenues for domestic and export grain, food, and stone, clay and glass products were partially offset by declines in revenues for ores and minerals products. Revenue increases for domestic grain resulting from certain rate increases and longer hauls were partially offset by lower domestic demand. For the nine months ended September 30, 2002, export grain increased over the same period in 2001 primarily as a result of higher demand from Mexico and other export markets in the first quarter of 2002. Increases in revenue for stone, clay and glass product were primarily the result of higher production by two customers as well as targeted rate increases and longer hauls. Agricultural and mineral products revenue accounted for 16.5% and 16.8% of carload revenues for the three months ended September 30, 2002 and 2001, respectively, and 17.5% and 16.4% of carload revenues for the nine months ended September 30, 2002 and 2001, respectively.

       INTERMODAL AND AUTOMOTIVE. Intermodal and automotive revenues combined decreased $0.3 million and $7.6 million for the three and nine months ended
September 30, 2002, respectively, compared to the same periods in 2001. Automotive revenues declined $1.6 million and $10.0 million for the three and nine months ended September 30, 2002, respectively, compared to the same periods in 2001. These declines were a result of the loss of certain Ford business in the third quarter of 2001 due to competitive pricing from another railroad as well as the impact of the continued weakness of the U.S. economy on the automotive industry resulting in a 65.4% and 61.0% decline in carload volumes for the three and nine-month periods ended September 30, 2002, respectively, for automotive traffic. Intermodal revenues increased $1.3 million and $2.4 million for the three and nine months ended September 30, 2002, respectively, compared to the same periods in 2001. Both the quarter to quarter and year to date increases were the result of increases in domestic carloads as well as international traffic moving to Mexico. Intermodal and automotive revenue accounted for 11.1% and 10.8% of carload revenues for the three months ended September 30, 2002 and 2001, respectively, and 11.3% and 13.0% of carload revenues for the nine months ended September 30, 2002 and 2001, respectively.

       COAL. Coal revenues decreased $6.7 million and $12.3 million for the three and nine month periods ended September 30, 2002, respectively, compared to the same periods in 2001. Coal revenues for both periods were significantly impacted by a rate reduction at our largest utility customer and the loss of a coal customer in April 2002 due to the expiration of a contract. The effect of these revenue declines were partially mitigated by increases in year-to-date carload volume due to higher demand at certain utility customers and as a result of the re-opening of a utility plant in Kansas City that had been out of service since July of 1999. Coal revenue accounted for 19.3% and 23.4% of carload revenues for the quarters ended September 30, 2002 and 2001, respectively, and 19.4% and 22.2% of carload revenues for the nine months ended September 30, 2002 and 2001, respectively.

       OTHER. Other rail related revenues remained relatively flat for the three months ended September 30, 2002, and decreased $1.6 million for the nine months ended September 30, 2002, compared to the same periods in 2001. These fluctuations were primarily due to higher haulage and other revenues partially offset by declines in switching and demurrage revenues.

COSTS AND EXPENSES. Consolidated costs and expenses increased $2.8 million for the three months ended September 30, 2002 and decreased $12.9 million for the nine months ended September 30, 2002 compared to the same periods in 2001. The quarter to quarter increase was primarily the result of higher KCSR expenses of $5.8 million and lower expenses at certain other subsidiaries of $3.0 million. The year to date decrease was primarily the result of lower KCSR expenses of $9.1 million partially offset by lower expenses at certain other subsidiaries of $3.8 million. Third quarter and year to date costs were impacted by higher costs associated with the implementation of MCS. The categories most affected were compensation and benefits, depreciation, purchased services, and car hire. See further discussion below.

       COMPENSATION AND BENEFITS. Consolidated compensation and benefits expense increased $2.5 million and $1.7 million for the three and nine month periods ended September 30, 2002, respectively, compared to the same periods in 2001. The quarterly and year to date increases resulted primarily from higher overtime and crew costs as a result of congestion related to the implementation of MCS in the third quarter of 2002. Additionally, compensation costs were impacted by the implementation of an increase in certain union wages in the third quarter of 2002 as well as higher health insurance related costs. These increases were partially offset by declines arising from lower employee counts, the automation of certain locomotive crew functions, a favorable adjustment related to an accrual for retroactive wage increases to union employees, which was not provided for in the national labor union contract and lower railroad retirement taxes. The year to date increase in compensation and benefits expense was also affected by the impact of a $2.0 million reduction in retirement-based costs for certain union employees recorded in the first quarter of 2001. Additionally, the year to date increase was partially mitigated by the effect of workforce reduction costs of $1.3 million also recorded in the first quarter of 2001.

       DEPRECIATION AND AMORTIZATION. Consolidated depreciation and amortization expense was $15.8 million and $45.3 million for the three and nine months ended September 30, 2002, respectively, compared to $14.7 million and $43.6 million for the three and nine months ended September 30, 2001, respectively. The increase in depreciation expense for both the quarter and year to date periods resulted primarily from the implementation of MCS, which increased depreciation expense by $1.2 million. (See "Recent Developments" above.)

       PURCHASED SERVICES. Consolidated purchased services expense for the three and nine months ended September 30, 2002 increased $0.5 million and $1.7 million, respectively, to $15.9 million and $43.5 million compared to $15.4 million and $41.8 million for the same periods in 2001. The quarter to quarter increase was primarily the result of higher environmental and legal costs as well as higher costs associated with employee training related to the implementation of MCS. This increase was partially mitigated by a $1.0 million legal settlement received during the third quarter 2002, in addition to the higher costs described for the third quarter. Year to date purchased service costs were also impacted by higher locomotive and car repair costs contracted to third parties as well as other general purchased services. These year to date increases were partially mitigated by insurance and legal settlements totaling approximately $2.9 million.

       OPERATING LEASES. Consolidated operating lease expense for the three and nine months ended September 30, 2002 decreased $0.2 million and $1.0 million respectively to $12.4 million and $37.1 million compared to $12.6 million and $38.1 million for the same periods in 2001. Both the quarter and year to date decreases were the result of the expiration of certain leases that have not been renewed due to continued changes in fleet utilization. These decreases were somewhat mitigated by increases in costs associated with the lease for the Company's new corporate headquarters building.

       FUEL. Consolidated fuel expense for the three and nine months ended September 30, 2002 decreased $2.6 million and $7.6 million, respectively, to $8.9 million and $27.7 million compared to $11.5 million and $35.3 million for the same periods in 2001. The $2.6 million quarter to quarter decrease was the result of a 13.1% decrease in the average cost per gallon of fuel combined with a 10.4% decline in fuel consumption. The $7.6 million year to date decrease in fuel expense was the result of an 18.3% decrease in the average cost per gallon of fuel combined with a 3.9% decline in fuel consumption.

       CASUALTIES AND INSURANCE. Consolidated casualties and insurance expense for the three months ended September 30, 2002 increased $0.8 million compared to the same period in 2001. This quarter to quarter increase was primarily the result of costs associated with derailments that occurred in the third quarter of 2002, partially mitigated by the receipt of a legal settlement of $1.5 million. For the nine months ended September 30, 2002, consolidated casualties and insurance expense declined $6.4 million. During the first quarter of 2001, the Company incurred approximately $8.5 million in increased costs related to several significant derailments and the settlement of a significant personal injury claim. In 2002, derailment and claims costs have been normalized compared to 2001. The year to date reduction also reflects the impact of a $1.4 million insurance settlement received in the second quarter of 2002.

       CAR HIRE. Consolidated car hire expense for the three months ended September 30, 2002 increased $2.1 million to $5.6 million compared to $3.5 million for the same period in 2001. This increase was due to a higher number of freight cars from other railroads on the Company's rail line as a result of increased congestion resulting from the implementation of MCS (see "Recent Developments" above), partially mitigated by a greater number of KCSR freight cars being used by other railroads. For the nine months ended September 30, 2002, consolidated car hire expense decreased $0.8 million to $14.9 million compared to $15.7 million for the same period in 2001. For the first and second quarters of 2002, KCSR's railway operations were more efficient and less congested than the third quarter because of the MCS related congestion. Additionally, KCSR's operations during the first six months of 2002 were more efficient than the first half of 2001 when an unusual number of derailments, line washouts and floods had a significant adverse effect upon the Company's domestic operations. Accordingly, these factors led to an overall decline in car hire costs for the nine months ended September 30, 2002 compared to the same period in 2001.

       OPERATING INCOME AND KCSR OPERATING RATIO. Consolidated operating income for the three months ended September 30, 2002 decreased $9.8 million to $6.2 million compared to $16.0 million for the same period in 2001. This decrease was the result of a $7.0 million decline in revenue combined with a $2.8 million increase in operating expenses. For the three months ended September 30, 2002, the operating ratio for KCSR was 94.2% compared to 85.9% for the same period in 2001. Consolidated operating income for the nine months ended September 30, 2002 decreased $0.9 million to $34.1 million compared to $35.0 million for the same period in 2001. This decrease was the result of a $13.8 million decline in revenue partially mitigated by a $12.9 million decline in operating expenses. For both the nine months ended September 30, 2002 and 2001, the operating ratio for KCSR was 89.3%.

INTEREST EXPENSE. Consolidated interest expense for the three and nine months ended September 30, 2002 declined $1.7 million (12.9%) and $9.6 million (22.4%), respectively, compared to the same periods in 2001. These decreases were the result of lower interest rates combined with lower debt balances, as debt balances declined $96.1 million from $684.8 million at September 30, 2001 to $588.7 million at September 30, 2002.

OTHER INCOME. For the three and nine months ended September 30, 2002, the Company's other income increased $5.6 million and $12.3 million, respectively, compared to the same periods in 2001. The quarter to quarter increase was primarily the result of an approximate $4.9 gain on the sale of the Company's interest in Wyandotte Garage Corporation. Additionally, other income for the nine months ended September 30, 2002 includes a total gain of approximately $7.3 million on the sale of certain non-operating properties. During the nine months ended September 30, 2001, there were no significant gains on the sale of non-operating property.

INCOME TAX EXPENSE. For the three months ended September 30, 2002, the Company reported an income tax benefit of $0.3 million compared to an income tax provision of $1.6 for the same period in 2001. This decrease in income tax expense was primarily the result of a decrease in the Company's domestic operating income partially offset by the gain recorded on the sale of the Company's investment in Wyandotte Garage Corporation and lower interest costs. For the nine months ended September 30, 2002, the Company's income tax provision was $6.7 million compared to an income tax benefit of $1.6 million for the same period in 2001. This increase was primarily the result of gains on the sale of the Company's investments in Mexrail and Wyandotte Garage Corporation as well as the sale of other non-operating assets combined with lower interest costs compared to the same period in 2001. These factors, which led to an increase in income tax expense, were partially offset by lower domestic operating income.

EQUITY IN NET EARNINGS (LOSSES) OF UNCONSOLIDATED AFFILIATES. For the three months ended September 30, 2002, the Company recorded equity in net earnings of unconsolidated affiliates of $9.1 million compared to $6.9 million for the same period in 2001. This $2.2 million quarter to quarter increase resulted primarily from a $2.3 million increase in equity in earnings from Grupo TFM. Exclusive of the results from Mexrail, which was consolidated into Grupo TFM effective April 1, 2002, third quarter 2002 Grupo TFM revenues declined approximately 3% compared to the third quarter of 2001 and operating expenses decreased approximately 4% (under U.S. GAAP). Third quarter 2002 results for Grupo TFM include a $14.2 million deferred tax benefit (calculated under U.S. GAAP) compared to a deferred tax benefit of $12.0 million in the same period in 2001. This variance was caused primarily by fluctuations in the peso exchange rate and tax benefits derived from the impact of inflation in Mexico. The Company reports its equity in Grupo TFM under U.S. GAAP while Grupo TFM reports under International Accounting Standards ("IAS"). Because the Company is required to report its equity in earnings (losses) in Grupo TFM under U.S. GAAP and Grupo TFM reports under IAS, differences in deferred income tax calculations and the classification of certain operating expense categories occur. Additionally, as discussed in "Recent Developments" above, the Company's equity in earnings of Grupo TFM does not include the recognition of the value of the VAT credit certificate.

Equity in losses from other unconsolidated affiliates were $0.7 million for the third quarter of 2002 compared to $0.6 million for the third quarter of 2001. For both periods, losses from the operations of the Panama Canal Railway Company ("PCRC") were partially offset by earnings from Southern Capital Corporation ("Southern Capital"). PCRC is currently not operating at full capacity due to delays in the completion of expansion at the port of Balboa in Panama. The Balboa port expansion is expected to be complete by the summer of 2003, at which time the revenues of PCRC are anticipated to increase, which is expected to improve the financial performance of PCRC.

For the nine months ended September 30, 2002, the Company recorded equity in net earnings of unconsolidated affiliates of $25.7 million compared to $23.3 million in the same period of 2001. Equity in earnings from Grupo TFM increased approximately $4.1 million compared to the same period in 2001. In 2001, however, equity in earnings from Grupo TFM reflected the Company's proportionate share ($9.1 million) of the income recorded by Grupo TFM related to the reversion of certain concession assets to the Mexican government. Exclusive of this 2001 income, the Company's year to date 2002 equity in earnings from Grupo TFM increased $13.2 compared to the same period in 2001. Exclusive of Mexrail's results for the nine months ended September 30, 2002, Grupo TFM's revenues were essentially unchanged compared to the same period in 2001, while operating expenses (under U.S. GAAP) were almost 5% lower (exclusive of the 2001 reversion income.) For the nine months ended September 30, 2002, Grupo TFM's results include a $44.6 million deferred tax benefit (calculated under U.S. GAAP) compared to a deferred tax expense of $12.6 million in the same period in 2001. This variance was caused by several factors, including a deferred tax expense recorded in 2001 related to the income from the line reversion, the weakening of the peso exchange rate, as well as tax benefits derived from the impact of Mexican inflation in 2002. The fluctuation in the peso exchange rate also contributed to a $14.4 million exchange loss for the year to date 2002 compared to an exchange loss of $3.0 million for the same period in 2001.

Equity in losses from the Company's other unconsolidated affiliates increased to $1.9 million for the nine months ended September 30, 2002 compared to $0.2 million for the same period in 2001. In 2002, losses associated with PCRC were $2.9 million compared to $1.0 million in 2001. As mentioned above, PCRC is not operating at full capacity as initially planned due to the delay in completion of the port expansion at Balboa. During 2001, losses were primarily related to the start-up of operations at PCRC. Additionally, the Company reported equity losses from Mexrail of $0.7 million in 2001 compared to essentially a break-even amount for 2002 prior to its sale to TFM. These losses were offset by equity earnings from Southern Capital of $1.0 million and $1.5 million for the nine months ended September 30, 2002 and 2001, respectively.

EXTRAORDINARY ITEM, NET OF INCOME TAXES. In the accompanying consolidated financial statements for the nine months ended September 30, 2002, KCS reported an extraordinary charge of $2.7 million (after-tax) related to the debt refinancing transaction discussed above in "Recent Developments - Debt Refinancing".

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

TRENDS AND OUTLOOK

During the first half of 2002, the Company was able to improve its profitability and reduce its debt despite the continued economic slowdown in North America. While consolidated revenue for the first half of 2002 declined 2.4% primarily as a result of the slowdown in the U.S. economy and reduced coal revenues, efforts to maintain the Company's cost structure proved effective as operating income for the first half of 2002 increased compared to the same periods in 2001. In the third quarter of 2002, however, the Company's progress toward improving profitability was impacted by congestion throughout the Company's U.S. rail network and reduced operating efficiency primarily as a result of the implementation of MCS (See "Recent Developments" above). In the third quarter of 2002, increased congestion caused some customer service delays and resulted in higher expenses for certain categories including car hire, regular and overtime wages, certain equipment charges and other MCS implementation related expenses. These congestion related factors also contributed to lower revenues for the third quarter, which also declined due to the continued impact of the economic slowdown and lower coal revenues arising from a contractual rate reduction at one of the Company's major coal customers. These factors also contributed to the Company's year to date results as operating income for the year to date fell 2% compared to the same period in 2001. While the Company's third quarter and year to date operations were negatively impacted by the implementation of MCS, the Company began to experience an improvement in operations in the month of September, with less congestion and more efficient train movements. Additionally, other factors contributed to an improvement in third quarter and year to date net income compared to 2001 periods. Equity in net earnings from Grupo TFM improved 30.6% quarter to quarter and 191.6% year to date (after adjusting for the Company's $9.1 million share of the income recorded by Grupo TFM related to the reversion of certain concession assets to the Mexican government during 2001). Interest costs for the quarter and year to date periods continued to decline compared to prior year periods as a result of lower debt balances and lower interest rates. Further, during 2002, the Company realized gains on the sale of certain investments and assets. In the first quarter of 2002, the Company realized a gain of $4.4 million on the sale of its investment in Mexrail to TFM and in the third quarter of 2002, the Company realized a gain of $4.9 million on the sale of its investment in Wyandotte Garage Corporation. For the nine months ended September 30, 2002, the Company realized additional gains of approximately $7.3 million on the sale of other non-operating assets. During the nine months ended September 30, 2001, there were no significant gains on the sale of non-operating property. The Company's third quarter 2002 diluted earnings per share increased 13.3% compared to the same period in 2001 while the Company's year to date 2002 diluted earnings per share increased 84.4% compared to the same period in 2001.

The Company's investment in Grupo TFM continues to contribute to the Company's net income. Equity in earnings from Grupo TFM increased $2.3 million in the third quarter of 2002 and $13.2 million (exclusive of $9.1 million related to the reversion of certain concession assets to the Mexican government) for year to date 2002 compared to the respective periods in 2001. The Company's increased ownership percentage of Grupo TFM resulting from the purchase of the Mexican government's ownership of Grupo TFM partially contributed to these period to period increases, and is expected to increase equity earnings from Grupo TFM in future periods.

The Company reduced its debt balance by approximately $69.7 million during the first nine months of 2002 and $96.1 million over the last twelve months resulting in a debt balance of $588.7 million at September 30, 2002.

A current outlook for the Company's businesses for the remainder of 2002 is as follows (refer to the first paragraph of "Overview" section of this Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, regarding forward-looking comments):

As previously discussed, management expects coal revenues for the fourth quarter of 2002 to decline compared to the fourth quarter of 2001, as a result of a contractual rate reduction at SWEPCO, as well as the loss of business due to the expiration of a contract that was not renewed.

Except as outlined herein, variable costs and expenses are expected to be proportionate with revenue activity, assuming normalized rail operations. Fuel prices are expected to fluctuate subject to market conditions. To mitigate the market risk associated with fuel, the Company currently has approximately 40% of its remaining budgeted fuel usage for 2002 under purchase commitments, which lock in a specific price. Casualty expenses are expected to be lower in the fourth quarter of 2002 compared to the fourth quarter of 2001 based on the Company's continued focus and success on safety issues and the claim settlement approach implemented during 2001. Insurance costs are expected to rise as the insurance industry continues to respond to the September 11, 2001 terrorist attacks and health care costs are also expected to be higher in 2002 based on the market trends. These increases are expected to be offset by declines in certain railroad retirement costs as described further in "Recent Developments - New Railroad Retirement Improvement Act" of the Company's 2001 Form 10-K. Depreciation expense is expected to increase for the fourth quarter of 2002 due to the implementation of MCS while operating lease expense is expected to remain relatively flat.

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

LIQUIDITY AND CAPITAL RESOURCES

Summary cash flow data for the Company is as follows (IN MILLIONS):

                                                         Nine Months
                                                     Ended September 30,
                                                -------------------------------
                                                    2002              2001
                                                -------------     -------------
Cash flows provided by (used for):

   Operating activities                            $    94.0         $    30.2
   Investing activities                                (19.2)            (34.1)
   Financing activities                                (64.0)              9.3
                                                -------------     -------------
   Cash and cash equivalents:
     Net (decrease) increase                            10.8               5.4
     At beginning of year                               24.7              21.5
                                                -------------     -------------
     At end of period                              $    35.5         $    26.9
                                                =============     =============


During the nine months ended September 30, 2002, the Company's consolidated cash position increased $10.8 million from December 31, 2001, primarily as a result of operating cash inflows, proceeds from the sale of certain investments (Mexrail and Wyandotte) and from the sale of certain non-operating property, and proceeds from the issuance of long-term debt. These increases were partially mitigated by debt repayments and property acquisitions. Net operating cash inflows were $94.0 million and $30.2 million for the nine months ended September 30, 2002 and 2001, respectively. The $63.8 million increase in operating cash flows was primarily attributable to higher net income and changes in working capital balances, comprised mainly of the receipt of income tax refunds during the first nine months of 2002 and the timing of payments and receipts.

Net investing cash outflows were $19.2 million and $34.1 million for the nine months ended September 30, 2002 and 2001, respectively. This $14.9 million difference was driven by proceeds received from the sale of certain Company investments of $31.7 million and a $2.5 million increase in proceeds received from the disposal of property. These cash inflows were partially offset by a $20.9 million increase in capital expenditures period to period.

For the nine months ended September 30, 2002, financing cash outflows were used primarily to repay long-term debt and to fund debt issuance costs associated with the $200 million Note Offering in June 2002. Cash inflows were generated from proceeds from the Note Offering and from the issuance of common stock under employee stock plans. For the first nine months of 2002, net financing cash outflows were $64.0 million compared to net financing cash inflows of $9.3 million for the first nine months of 2001. This difference was primarily due to net repayments of long-term debt of $64.8 million during the first nine months of 2002 compared to net borrowings of $10.2 million during the first nine months of 2001.

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

The Company's consolidated ratio of debt to total capitalization was 44.7% and 49.2% at September 30, 2002 and December 31, 2001, respectively. The Company's debt decreased $69.7 million from $658.4 million at December 31, 2001 to $588.7 million at September 30, 2002 as a result of net repayments of long-term debt. This decrease in debt was coupled with an increase in the Company's stockholders' equity of $49.3 million to $729.6 million at September 30, 2002. This increase was due primarily to net income of $36.8 million and the issuance of common stock under employee stock plans. Management anticipates that the ratio of debt to total capitalization will continue to decline slightly during the remainder of 2002 as debt continues to be reduced and equity increases.

In addition to operating cash flows, the Company has financing available under a Revolver with a maximum borrowing amount of $100 million. As of September 30, 2002, all $100 million was available under the Revolver. The New Credit Agreement contains, among other provisions, various financial covenants. As a result of certain financial covenants contained in the credit agreement, maximum utilization of the Company's Revolver may be restricted. The Company was in full compliance with all covenant provisions of the credit agreement at September 30, 2002 and expects to be in compliance at the end of 2002 and for the foreseeable future. See "Recent Developments - Debt Refinancing".

As discussed in "Recent Developments- Debt Refinancing", on June 12, 2002, KCSR used the net proceeds from the Note Offering of $195.8 million, together with cash, to repay term debt under the KCS Credit Facility and certain other secured indebtedness of the Company. The 7 1/2% Notes are general unsecured obligations of KCSR, are guaranteed by the Company and certain of its subsidiaries, and contain certain covenants and restrictions customary for this type of debt instrument and for borrowers with similar credit ratings.

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

As discussed in the 2001 Form 10-K, Grupo TMM and KCS, or either Grupo TMM or KCS, could be required to purchase the Mexican government's interest in TFM. However, this provision is not exercisable prior to October 31, 2003 without the consent of Grupo TFM. If KCS and Grupo TMM, or either KCS or Grupo TMM alone had been required to purchase the Mexican government's 20% interest in TFM as of September 30, 2002, the total purchase price would have been approximately $485.7 million.

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

ITEM 4.           CONTROLS AND PROCEDURES

The Company's management, including the Chief Executive Officer and the Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

Part I, Item 1. Financial Statements, Note 7 to the Consolidated Condensed Financial Statements of this Form 10-Q is hereby incorporated herein by reference.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits

(3)      Articles of Incorporation and Bylaws

     BYLAWS

     3.2 Bylaws of Kansas City Southern, as amended and restated to September 24, 2002, is attached to this Form 10-Q as Exhibit 3.2.

(99) Additional exhibits

     Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)   Reports on Form 8-K

        The Company furnished a Current Report on Form 8-K dated July 11, 2002 under Item 5 of such form, announcing that the Company had adopted Financial Accounting Standards No. 142.

        The Company furnished a Current Report on Form 8-K dated July 3, 2002 announcing its second quarter meeting, conference call. The information included in this Current Report on Form 8-K was furnished pursuant to
        Item 9 and shall not be deemed to be filed.

        The Company furnished a Current Report on Form 8-K dated July 25, 2002 reporting its second quarter 2002 operating results. The information included in this Current Report on Form 8-K was furnished pursuant to
        Item 9 and shall not be deemed to be filed.

        The Company furnished a Current Report on Form 8-K dated September 25, 2002 announcing its third quarter earnings will be impacted by implementation of its new transportation management system. The information included in this Current Report on Form 8-K was furnished pursuant to Item 9 and shall not be deemed to be filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on November 12, 2002.



                              Kansas City Southern

                               /S/ RONALD G. RUSS
             ------------------------------------------------------
                                 Ronald G. Russ

                Senior Vice President and Chief Financial Officer
                          (Principal Financial Officer)



                              /S/ LOUIS G. VAN HORN
             ------------------------------------------------------
                                Louis G. Van Horn
                         Vice President and Comptroller

                         (Principal Accounting Officer)

CERTIFICATION

I, Michael R. Haverty, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Kansas City Southern;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002


                            /S/ MICHAEL R. HAVERTY
                            -----------------------------------
                            Michael R. Haverty
                            Chairman, President and Chief Executive Officer

CERTIFICATION

I, Ronald G. Russ, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Kansas City Southern;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

                             /S/ RONALD G. RUSS
                             --------------------------------------------
                             Ronald G. Russ
                             Senior Vice President and Chief Financial Officer