Form 10-K
period 2002-12-31
KANSAS CITY SOUTHERN
filed 2003-03-28
CIK 54480

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934       For the fiscal year ended December 31, 2002

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

          Securities registered pursuant to Section 12 (b) of the Act:

                                                       Name of each exchange on
          Title of each class                               which registered
-----------------------------------------              ------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Company is an accelerated filer (as defined in Exchange Act Rule 12b-2)
YES [X]                                NO [ ]

Company Stock. The Company's common stock is listed on the New York Stock Exchange under the symbol "KSU." As of June 30, 2002, the aggregate market value of the voting and non-voting common and preferred stock held by non-affiliates of the Company was approximately $1,027 million (amount computed based on closing prices of preferred and common stock on New York Stock Exchange). As of February 28, 2003, 61,495,992 shares of common stock and 242,170 shares of voting preferred stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the following documents are incorporated herein by reference into Part of the Form 10-K as indicated:

Document                               Part of Form 10-K into which incorporated
------------------------------------   -----------------------------------------

Company's Definitive Proxy Statement                               Parts I, III
for the 2003 Annual Meeting of
Stockholders, which will be filed no
later than 120 days after
December 31, 2002

                              KANSAS CITY SOUTHERN
                          2002 FORM 10-K ANNUAL REPORT

                                Table of Contents

                                                                                              Page
                                                                                              ----

                                     PART I

Item 1.               Business............................................................       1
Item 2.               Properties..........................................................      14
Item 3.               Legal Proceedings...................................................      17
Item 4.               Submission of Matters to a Vote of Security Holders.................      18
                      Executive Officers of the Company...................................      18


                                     PART II

Item 5.               Market for the Company's Common Stock and
                        Related Stockholder Matters.......................................      19
Item 6.               Selected Financial Data.............................................      20
Item 7.               Management's Discussion and Analysis of Financial
                        Condition and Results of Operations ..............................      21
Item 7A               Quantitative and Qualitative Disclosures About Market Risk..........      55
Item 8.               Financial Statements and Supplementary Data.........................      58
Item 9.               Changes in and Disagreements with Accountants on
                        Accounting and Financial Disclosure...............................     102


                                    PART III

Item 10.              Directors and Executive Officers of the Company.....................     102
Item 11.              Executive Compensation..............................................     103
Item 12.              Security Ownership of Certain Beneficial Owners and
                        Management and Related Stockholder Matters........................     103
Item 13.              Certain Relationships and Related Transactions......................     103
Item 14.              Controls and Procedures.............................................     103


                                     PART IV

Item 15.              Exhibits, Financial Statement Schedules and Reports
                       on Form 8-K........................................................     104
                      Signatures..........................................................     111

                                     Part I

Item 1.           Business

(a) GENERAL DEVELOPMENT OF COMPANY BUSINESS

Kansas City Southern ("KCS" or the "Company"), a Delaware corporation, is a holding company with principal operations in rail transportation that was initially organized in 1962 as Kansas City Southern Industries, Inc. In 2002, the Company formally changed its name to Kansas City Southern.

On June 14, 2000, KCS's Board of Directors approved the spin-off of Stilwell Financial Inc. ("Stilwell"), the Company's then wholly-owned financial services subsidiary. On July 12, 2000, KCS completed the spin-off of Stilwell through a special dividend of Stilwell common stock distributed to KCS common stockholders of record on June 28, 2000 ("Spin-off"). Each KCS stockholder received two shares of the common stock of Stilwell for every one share of KCS common stock owned on the record date. The total number of Stilwell shares distributed was 222,999,786. Under tax rulings received from the Internal Revenue Service ("IRS"), the Spin-off qualifies as a tax-free distribution under Section 355 of the Internal Revenue Code of 1986, as amended. Also on July 12, 2000, KCS completed a reverse stock split whereby every two shares of KCS common stock were converted into one share of KCS common stock.

Other information set forth in response to Item 101 of Regulation S-K under Part II Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", of this Form 10-K is incorporated by reference in response to this Item 1.


(b) INDUSTRY SEGMENT FINANCIAL INFORMATION

KCS, as the holding company, supplies its various subsidiaries with managerial, legal, tax, financial and accounting services, in addition to managing other minor "non-operating" investments. KCS's principal subsidiaries and affiliates, which are reported under one business segment, include the following:

o The Kansas City Southern Railway Company ("KCSR"), a wholly-owned subsidiary;
o Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. ("Grupo TFM"), a 46.6% owned unconsolidated affiliate, which owns 80% of the common stock of TFM, S.A. de C.V. ("TFM"). TFM wholly-owns Mexrail, Inc. ("Mexrail"). Mexrail owns 100% of The Texas-Mexican Railway Company ("Tex Mex");
o Southern Capital Corporation, LLC ("Southern Capital"), a 50% owned unconsolidated affiliate that leases locomotive and rail equipment to KCSR;
o Panama Canal Railway Company ("PCRC"), an unconsolidated affiliate of which KCSR owns 50% of the common stock. PCRC owns all of the common stock of Panarail Tourism Company ("Panarail").

Other subsidiaries of the Company include:

o Trans-Serve, Inc., (d/b/a Superior Tie and Timber - "ST&T"), an owner/operator of a railroad wood tie treating facility;
o PABTEX GP, LLC ("Pabtex") located in Port Arthur, Texas with deep-water access to the Gulf of Mexico. Pabtex is an owner of a bulk materials handling facility that stores and transfers petroleum coke from trucks and rail cars to ships primarily for export; and
o Transfin Insurance, Ltd., a single-parent captive insurance company, providing property, general liability and certain other insurance coverage to KCS and its subsidiaries and affiliates.

Effective December 31, 2002, the Company merged Mid-South Microwave, Inc. ("Mid-South Microwave") and Rice-Carden Corporation ("Rice-Carden), two wholly-owned subsidiaries, into KCSR. Prior to the merger, Mid-South Microwave owned and operated a 1,600-mile industrial frequency microwave transmission system. This system is now owned and operated by KCSR and serves as its primary communications facility. Prior to the merger, Rice-Carden owned and operated various industrial real estate and spur rail tracks. This real estate, which is primarily contiguous to the KCSR right-of-way, is now owned and operated by KCSR.

During 2002, due to the relocation of the Company's headquarters to a new building in downtown Kansas City, Missouri, the Company sold its interests in Wyandotte Garage Corporation, which owns and operates a parking facility located adjacent to the Company's former headquarters building in downtown Kansas City, Missouri.

Other information set forth in response to Item 101 of Regulation S-K under Part II Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K and under Item 8, "Financial Statements and Supplementary Data" of this Form 10-K, is incorporated by reference in response to this Item 1.


(c) NARRATIVE DESCRIPTION OF THE BUSINESS

The information set forth in response to Item 101 of Regulation S-K under Part II Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10-K is incorporated by reference in response to this Item 1.


OVERVIEW

The Company, along with its subsidiaries and affiliates, owns and operates a uniquely positioned North American rail network strategically focused on the growing north/south freight corridor that connects key commercial and industrial markets in the central United States with major industrial cities in Mexico. The Company's principal subsidiary, KCSR, which was founded in 1887, is one of seven Class I railroads in the United States. The Company's rail network (KCSR, TFM and Tex Mex) is comprised of approximately 6,000 miles of main and branch lines. Through a strategic alliance with Canadian National Railway Company ("CN") and Illinois Central Corporation ("IC") (together "CN/IC"), the Company has access to a contiguous rail network of approximately 25,000 miles of main and branch lines connecting Canada, the United States and Mexico. Management believes that, as a result of the strategic position of our rail network, the Company is poised to continue to benefit from the growing north/south trade between the United States, Mexico and Canada promoted by the North American Free Trade Agreement ("NAFTA").

The Company's rail network interconnects with all other Class I railroads and provides shippers with an effective alternative to other railroad routes, giving direct access to Mexico and the southeastern and southwestern United States through less congested interchange hubs.

The Company's rail network links directly to major trading centers in Mexico through Tex Mex and TFM. TFM operates a railroad that runs from the U.S./Mexico border at Laredo, Texas to Mexico City and serves most of Mexico's principal industrial cities and three of its major shipping ports. TFM also owns Mexrail, which wholly owns Tex Mex. Tex Mex operates between Laredo and the port city of Corpus Christi, Texas and with trackage rights connects to KCSR at Beaumont, Texas. TFM, through its concession with the Mexican government, has the right to control and operate the southern half of the rail-bridge at Laredo and, indirectly through its ownership of Mexrail, owns the northern half of the rail-bridge at Laredo, which spans the Rio Grande River between the United States and Mexico. Our principal international gateway is at Laredo, where more than 50% of all rail and truck traffic between the United States and Mexico crosses the border.

KCS's rail network is further expanded through its strategic alliance with CN/IC and marketing agreements with Norfolk Southern Railway Company ("Norfolk Southern"), The Burlington Northern and Santa Fe Railway Company ("BNSF") and the Iowa, Chicago & Eastern Railroad Corporation ("IC&E" - formerly I&M Rail Link, LLC). The CN/IC alliance connects Canadian markets with major midwestern and southern markets in the United States as well as with major markets in Mexico through KCRS's connections with Tex Mex and TFM. Marketing agreements with Norfolk Southern allow the Company to capitalize on its east/west route from Meridian, Mississippi to Dallas, Texas ("Meridian

Speedway") to gain incremental traffic volume between the southeast and the southwest. The marketing alliance with BNSF was developed to promote cooperation, revenue growth and extend market reach for both railroads in the United States and Canada. It is also designed to improve operating efficiencies for both KCSR and BNSF in key market areas, as well as provide customers with expanded service options. KCSR's marketing agreement with IC&E provides access to Minneapolis, Minnesota and Chicago and to originations of corn and other grain in Iowa, Minnesota and Illinois.

The Company also owns 50% of the common stock (or a 42% equity interest) of PCRC, which holds the concession to operate a 47-mile coast-to-coast railroad located adjacent to the Panama Canal. The railroad handles containers in freight service across the isthmus. Panarail, a wholly owned subsidiary of PCRC, operates a commuter and tourist railway service over the lines of the Panama Canal Railway. Passenger service commenced during the third quarter of 2001 and freight service started during the fourth quarter of 2001.


RAIL NETWORK

Owned Network

KCSR owns and operates approximately 3,100 miles of main and branch lines and 1,250 miles of other tracks in a ten-state region that includes Missouri, Kansas, Arkansas, Oklahoma, Mississippi, Alabama, Tennessee, Louisiana, Texas and Illinois. KCSR has the shortest north/south rail route between Kansas City and several key ports along the Gulf of Mexico in Louisiana, Mississippi and Texas. KCSR's rail route also serves the Meridian Speedway and the east/west route linking Kansas City with East St. Louis, Illinois and Springfield, Illinois. In addition, KCSR has limited haulage rights between Springfield and Chicago that allow for shipments that originate or terminate on the rail lines of the former Gateway Western Railway Company ("Gateway Western"). These lines also provide access to East St. Louis and allow rail traffic to avoid the St. Louis terminal. This geographic reach enables service to a customer base that includes electric generating utilities, which use coal, and a wide range of companies in the chemical and petroleum, agricultural and mineral, paper and forest, and automotive and intermodal markets.

Eastern railroads and their customers can bypass the gateways at Chicago, Illinois; St. Louis, Missouri; Memphis, Tennessee and New Orleans, Louisiana by interchanging with KCSR at Springfield, Illinois and East St. Louis and at Meridian and Jackson, Mississippi. Other railroads can also interconnect with the Company's rail network via other gateways at Kansas City, Missouri; Birmingham, Alabama; Shreveport and New Orleans, Louisiana; and Dallas, Beaumont and Laredo, Texas.

KCSR revenues and net income are dependent on providing reliable service to customers at competitive rates, the general economic conditions in the geographic region served and the ability to effectively compete against other rail carriers and alternative modes of surface transportation, such as over-the-road truck transportation. The ability of KCSR to construct and maintain the roadway in order to provide safe and efficient transportation service is important to its ongoing viability as a rail carrier. Additionally, cost containment is important in maintaining a competitive market position, particularly with respect to employee costs, as approximately 84% of KCSR employees are covered under various collective bargaining agreements.


Significant Investments

Grupo TFM
In December 1995, the Company entered into a joint venture agreement with Transportacion Maritima Mexicana, S.A. de C.V. ("TMM") to provide for participation in the privatization of the Mexican national railway system through Grupo TFM, and to promote the movement of rail traffic over Tex Mex, TFM and KCSR. In 1997, the Company invested $298 million to obtain a 36.9% interest in Grupo TFM. At the time of purchase, TMM, the largest shareholder of Grupo TFM, owned 38.5% of Grupo TFM and the Mexican government owned the remaining 24.6%. In 2001, TMM and Grupo TMM, S.A. ("Grupo TMM" - formerly Grupo Servia S.A. de C.V) merged with the surviving entity being Grupo TMM. In 2002, KCS and Grupo TMM exercised their call option and, on July 29, 2002, TFM completed the purchase of the

Mexican government's 24.6% ownership of Grupo TFM. The $256.1 million purchase price was funded utilizing a combination of proceeds from an offering of debt securities by TFM, a credit from the Mexican government for the reversion of certain rail facilities and other resources. This transaction resulted in an increase in the Company's ownership percentage of Grupo TFM from 36.9% to approximately 46.6%. Grupo TFM owns 80% of the common stock of TFM and all of the shares entitled to full voting rights, while the remaining 20% of TFM is owned by the Mexican government.

TFM holds the concession, which was awarded by the Mexican Government in 1996, to operate Mexico's Northeast Rail Lines (the "Concession"; the "Northeast Rail Lines are now known as "TFM") for the 50 years ending in June 2047 and, subject to certain conditions, has an option to extend the Concession for an additional 50 years. The Concession is subject to certain mandatory trackage rights and is exclusive until 2027. However, the Mexican government may revoke TFM's exclusivity after 2017 if it determines that there is insufficient competition and may terminate the Concession as a result of certain conditions or events, including (1) TFM's failure to meet its operating and financial obligations with regard to the Concession under applicable Mexican law, (2) a statutory appropriation by the Mexican government for reasons of public interest and (3) liquidation or bankruptcy of TFM. TFM's assets and its rights under the Concession may, under certain circumstances such as natural disaster, war or other similar situations, also be seized temporarily by the Mexican government.

Under the Concession, TFM operates a strategically significant corridor between Mexico and the United States, and has as its core route a key portion of the shortest, most direct rail passageways between Mexico City and Laredo, Texas. TFM's rail lines are the only ones which serve Nuevo Laredo, the largest rail freight exchange point between the United States and Mexico. TFM's rail lines connect the most populated and industrialized regions of Mexico with Mexico's principal U.S. border railway gateway at Laredo. In addition, TFM serves three of Mexico's primary seaports at Veracruz and Tampico on the Gulf of Mexico and Lazaro Cardenas on the Pacific Ocean. TFM serves 15 Mexican states and Mexico City, which together represent a majority of the country's population and account for a majority of its estimated gross domestic product. KCS management believes the Laredo gateway is the most important interchange point for rail freight between the United States and Mexico. As a result, TFM's routes are an integral part of Mexico's foreign trade.

This route structure enables the Company to benefit from growing trade resulting from the increasing integration of the North American economy through NAFTA. Trade between Mexico and the United States has grown from 1993 through 2002. Through Tex Mex and KCSR, as well as through interchanges with other major U.S. railroads, TFM provides its customers with access to an extensive rail network through which they may distribute their products throughout North America and overseas.

TFM operates approximately 2,650 miles of main and branch lines and certain additional sidings, spur tracks and main line tracks under trackage rights. TFM has the right to operate the rail lines, but does not own the land, roadway or associated structures. Approximately 81% of the main line operated by TFM consists of continuously welded rail. As of December 31, 2002, TFM owned 468 locomotives, owned or leased from affiliates 4,558 freight cars and leased from non-affiliates 150 locomotives and 6,800 freight cars.

On February 27, 2002, the Company, Grupo TMM, and certain of Grupo TMM's affiliates entered into a stock purchase agreement with TFM to sell to TFM all of the common stock of Mexrail. Mexrail owns the northern half of the international railway bridge at Laredo, Texas and all of the common stock of the Tex Mex. The sale closed on March 27, 2002 and the Company received approximately $31.4 million for its 49% interest in Mexrail. The Company used the proceeds from the sale of Mexrail to reduce debt. Although the Company no longer directly owns 49% of Mexrail, it retains an indirect ownership through its 46.6% ownership of Grupo TFM. Under the stock purchase agreement, KCS retained rights to prevent further sale or transfer of the stock or significant assets of Mexrail and Tex Mex and the right to continue to participate in the corporate governance of Mexrail and Tex Mex, which will remain U.S. corporations and subject to the Company's super majority rights contained in Grupo TFM's bylaws.

Tex Mex operates a 160-mile rail line extending from Laredo to Corpus Christi. Tex Mex connects to KCSR through trackage rights over The Union Pacific Railroad Company ("UP") between Robbstown, Texas and Beaumont. These trackage rights were granted pursuant to a 1996 Surface Transportation Board ("STB") decision and have an initial term of 99 years. Tex Mex provides a vital link between the Company's U.S. operations through KCSR and its Mexican operations through TFM.

On March 12, 2001, Tex Mex purchased from UP a line of railroad right-of-way extending 84.5 miles between Rosenberg, Texas and Victoria, Texas, and granted Tex Mex trackage rights sufficient to integrate the line into the existing trackage rights. The line is not in service and will require extensive reconstruction, which has not yet been scheduled. The purchase price for the line of $9.2 million was determined through arbitration and the acquisition also required the prior approval or exemption of the transaction by the STB. By its Order entered on December 8, 2000, the STB granted Tex Mex's Petition for Exemption and exempted the transaction from this prior approval requirement. Once reconstruction of the line is completed, Tex Mex will be able to shorten its existing route between Corpus Christi and Houston, Texas by over 70 miles.

TFM, including its indirect ownership of Tex Mex, is both a strategic and financial investment for KCS. Strategically KCSR's investment in TFM promotes the NAFTA growth strategy whereby the Company and its strategic partners can provide transportation services between the heart of Mexico's industrial base, the United States and Canada. TFM seeks to establish its railroad as the primary inland freight transporter linking Mexico with the U.S. and Canadian markets along the NAFTA corridor. TFM's strategy is to provide reliable customer service, capitalize on foreign trade growth and convert truck tonnage to rail.

KCS management believes TFM is an excellent long-term financial investment. TFM's operating strategy has been to increase productivity and maximize operating efficiencies. With Mexico's economic progress, growth of NAFTA trade between Mexico, the United States and Canada, and customer focused rail service, KCS management believes that the growth potential of TFM could be significant.

The term of the Grupo TFM joint venture agreement was renewed for a term of three years on December 1, 2000 and will automatically renew for additional terms of three years each unless either Grupo TMM or the Company gives notice of termination at least 90 days prior to the end of the then-current term. The joint venture agreement may also terminate under certain circumstances prior to the end of a term, including upon a change of control or bankruptcy of either Grupo TMM or the Company or a material default by Grupo TMM or the Company. Upon termination of the agreement, any joint venture assets that are not held in the name of KCS or Grupo TMM will be distributed proportionally to Grupo TMM and KCS. The joint venture does not have any material assets and management believes that a termination of the joint venture agreement would not have a material adverse effect on the Company or its interest in Grupo TFM.

The shareholders agreement dated May 1997 between KCS and Grupo TMM and certain affiliates, which governs the Company's investment in Grupo TFM (1) restricts each of the parties to the shareholders agreement from directly or indirectly transferring any interest in Grupo TFM or TFM to a competitor of Grupo TFM or TFM without the prior written consent of each of the parties, and (2) provides that KCS and Grupo TMM may not transfer control of any subsidiary holding all or any portion of shares of Grupo TFM to a third party, other than an affiliate of the transferring party or another party to the shareholders agreement, without the consent of the other parties to the shareholders agreement. The Grupo TFM bylaws prohibit any transfer of shares of Grupo TFM to any person other than an affiliate of the existing shareholders without the prior consent of Grupo TFM's board of directors. In addition, the Grupo TFM bylaws grant the shareholders of Grupo TFM a right of first refusal to acquire shares to be transferred by any other shareholder in proportion to the number of shares held by each non-transferring shareholder, although holders of preferred shares or shares with special or limited rights are only entitled to acquire those shares and not ordinary shares. The shareholders agreement requires that the boards of directors of Grupo TFM and TFM be constituted to reflect the parties' relative ownership of the ordinary voting common stock of Grupo TFM.

On or prior to October 31, 2003 the Mexican government may sell its 20% interest in TFM through a public offering (with the consent of Grupo TFM if prior to October 31, 2003). If, on October 31, 2003, the Mexican government has not sold all of its capital stock in TFM, Grupo TFM is obligated to purchase the capital stock at the initial share price paid by Grupo TFM, adjusted for Mexican inflation and changes in the U.S. Dollar/Mexican Peso exchange rate. In the event that Grupo TFM does not purchase the Mexican government's remaining interest in TFM, Grupo TMM and KCS, or either Grupo TMM or KCS, are obligated to purchase the Mexican government's interest. KCS and Grupo TMM have cross indemnities in the event the Mexican government requires only one of them to purchase its interest. The cross indemnities allow the party required to purchase the Mexican government's interest to require the other party to purchase its pro rata portion of such interest. However, if KCS were required to purchase the Mexican government's interest in TFM and Grupo TMM could not meet its obligations under the cross-indemnity, then KCS would be obligated to pay the total purchase price for the Mexican government's interest. If KCS and Grupo TMM, or either KCS or Grupo TMM alone had been required to purchase the Mexican government's 20% interest in TFM as of December 31, 2002, the total purchase price would have been approximately $485.0 million.

Panama Canal Railway Company
In January 1998, the Republic of Panama awarded PCRC, a joint venture between KCSR and Mi-Jack Products, Inc. ("Mi-Jack"), the concession to reconstruct and operate the Panama Canal Railway, a 47-mile railroad located adjacent to the Panama Canal, that provides international shippers with a railway transportation option to complement the Panama Canal. The Panama Canal Railway, which traces its origins back to the mid-1800's, is a north-south railroad traversing the Panama isthmus between the Pacific and Atlantic Oceans. The railroad has been reconstructed and it resumed freight operations on December 1, 2001. KCS management believes the prime potential and opportunity for this railroad to be in the movement of container traffic between the ports of Balboa and Colon for shipping customers repositioning of such containers. The Panama Canal Railway has significant interest from both shipping companies and port terminal operators. In addition, there is demand for passenger traffic for both commuter and pleasure/tourist travel. Panarail operates and promotes commuter and tourist passenger service over the Panama Canal Railway. Passenger service started during July 2001. While only 47 miles long, KCS management believes the Panama Canal Railway provides the Company with a unique opportunity to participate in transoceanic shipments as a complement to the existing Panama Canal traffic.

As of December 31, 2002, the Company has invested approximately $19.9 million toward the reconstruction and operations of the Panama Canal Railway. This investment is comprised of $12.9 million of equity and $7.0 million of subordinated loans. These loans carry a 10% interest rate and are payable on demand, subject to certain restrictions.

In November 1999, PCRC completed the financing arrangements for this project with the International Finance Corporation ("IFC"), a member of the World Bank Group. The financing is comprised of a $5 million investment by the IFC and senior loans through the IFC in an aggregate amount of up to $45 million. Additionally, PCRC has $4.2 million of equipment loans from Transamerica Corporation and other capital leases totaling $3.8 million. The IFC's investment of $5 million in PCRC is comprised of non-voting preferred shares which pay a 10% cumulative dividend. As of December 31, 2002, PCRC has recorded a $1.5 million liability for these cumulative preferred dividends. The preferred shares may be redeemed at the IFC's option any year after 2008 at the lower of (1) a net cumulative internal rate of return of 30% or (2) eight times earnings before interest, income taxes, depreciation and amortization for the two years preceding the redemption that is proportionate to the IFC's percentage ownership in PCRC. Under the terms of the loan agreement with IFC, the Company is a guarantor for up to $5.6 million of the associated debt. Also if PCRC terminates the concession contract without the IFC's consent, the Company is a guarantor for up to 50% of the outstanding senior loans. The Company is also a guarantor for up to $2.1 million of the equipment loans from Transamerica Corporation and approximately $50,000 relating to the other capital leases. The cost of the reconstruction totaled approximately $80 million. The Company expects to loan an additional $2 million to PCRC during 2003 under the same terms as the existing $7.0 million subordinated loans.

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

Expanded Network

Through our strategic alliance with CN/IC and marketing agreements with Norfolk Southern, BNSF and the IC&E, the Company has expanded the domestic geographic reach beyond that covered by its owned network.

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

In addition to providing access to key north-south international and domestic U.S. traffic corridors, the alliance with CN/IC is intended to increase business primarily in the automotive and intermodal markets, the grain market, the chemical and petroleum market and the paper and forest products markets. This alliance has provided opportunities for revenue growth and positioned the Company as a key provider of rail service for NAFTA trade.

KCSR and CN formed a management group made up of senior management representatives from both railroads to, among other things, guide the realization of the alliance goals, and to develop plans for the construction of new facilities to support business development, including investments in automotive, intermodal and transload facilities at Memphis, Dallas, Kansas City and Chicago.

Under a separate agreement, KCSR was granted certain trackage and haulage rights and CN and IC were granted certain haulage rights. Under the terms of this agreement, and through action taken by the STB, in October 2000 KCSR gained access to six additional chemical customers in the Geismar, Louisiana industrial area through haulage rights.

Marketing Agreements with Norfolk Southern.
In December 1997, KCSR entered into a three-year marketing agreement with Norfolk Southern and Tex Mex that allows KCSR to increase its traffic volume along the east-west corridor between Meridian and Dallas by using interchange points with Norfolk Southern. This agreement provides Norfolk Southern run-through service with access to Dallas and the Mexican border at Laredo while avoiding the rail gateways of Memphis and New Orleans. This agreement was renewed in December 2000 for a term of three years and will be automatically renewed for additional three-year terms unless written notice of termination is given at least 90 days prior to the expiration of the then-current term.

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

The May 2000 marketing agreement with Norfolk Southern provides KCSR with additional sources of intermodal business. Under the current arrangement, trains run between the Company's connection with Norfolk Southern at Meridian and the BNSF connection at Dallas. The structure of the agreement provides for lower gross revenue to KCSR, but improved operating income since, as a haulage arrangement, locomotives, locomotive fuel and car hire expenses are the responsibility of Norfolk Southern, not KCSR. Management believes this business has additional growth potential as Norfolk Southern seeks to shift its traffic to southern gateways to increase its length of haul.

Marketing Alliance with BNSF
In April 2002, KCSR and BNSF formed a comprehensive joint marketing alliance aimed at promoting cooperation, revenue growth and extending market reach for both railroads in the United States and Canada. The marketing alliance is also expected to improve operating efficiencies for both carriers in key market areas, as well as provide customers with expanded service options. KCSR and BNSF have agreed to coordinate marketing and operational initiatives in a number of target markets. The marketing alliance is expected to allow the two railroads to be more responsive to shippers' requests for rates and service throughout the two rail networks. Coal and unit train operations are excluded from the marketing alliance, as well as any points where KCSR and BNSF are the only direct rail competitors. Movements to and from Mexico by either party are also excluded. Management believes this marketing alliance will afford important opportunities to grow KCSR's revenue base, particularly in the chemical, grain and forest product markets, providing both participants with expanded access to important markets and providing shippers with enhanced options and competitive alternatives.

Marketing Agreement with IC&E.
In May 1997, KCSR entered into a marketing agreement with I&M Rail Link, now known as IC&E. This marketing agreement provides KCSR with access to Minneapolis and Chicago and to originations of corn and other grain in Iowa, Minnesota and Illinois. Through this marketing agreement, KCSR receives and originates shipments of grain products for delivery to poultry industry feed mills on its network. Grain is currently KCSR's largest export into Mexico. This agreement is terminable upon 90 days notice. Management believes this agreement provides IC&E with an important channel of distribution over our rail network versus other railroads.

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

                                                                            Carloads and
                                           Revenues                       Intermodal Units
                               ---------------------------------   ---------------------------------
                                     (dollars in millions)                  (in thousands)
                                  2002        2001        2000        2002        2001        2000
                               ---------   ---------   ---------   ---------   ---------   ---------
General commodities:
   Chemical and petroleum      $   130.7   $   124.8   $   127.1       145.4       147.8       155.9
   Paper and forest                134.8       129.1       130.8       178.2       182.2       190.6
   Agricultural and mineral         97.2        93.8       100.1       126.5       125.7       132.0
                               ---------   ---------   ---------   ---------   ---------   ---------
Total general commodities          362.7       347.7       358.0       450.1       455.7       478.5
   Intermodal and automotive        59.9        69.1        64.2       287.4       299.8       274.1
   Coal                            101.2       118.7       105.0       210.0       202.3       184.2
                               ---------   ---------   ---------   ---------   ---------   ---------
Carload revenues and carload
   and intermodal units            523.8       535.5       527.2       947.5       957.8       936.8
                                                                   =========   =========   =========
Other rail-related revenues         35.8        36.8        42.4
                               ---------   ---------   ---------
   Total KCSR revenues         $   559.6   $   572.3   $   569.6
                               =========   =========   =========

Chemical and Petroleum
Chemical and petroleum products accounted for approximately 23.4% of KCSR revenues in 2002. KCSR transports chemical and petroleum products via tank and hopper cars primarily to markets in the southeast and northeast United States through interchanges with other rail carriers. Primary traffic includes plastics, petroleum and oils, petroleum coke, rubber, and miscellaneous chemicals. Under the terms of the CN/IC strategic alliance, and through certain actions taken by the STB, KCSR obtained access to six additional chemical customers in the Geismar, Louisiana industrial corridor (one of the largest concentrations of chemical suppliers in the world) effective October 1, 2000. This access has resulted in additional revenue for KCSR and management believes it could provide future competitive opportunities for revenue growth as existing contracts with other rail carriers expire for these customers.

Paper and Forest
Paper and forest products accounted for approximately 24.1% of 2002 KCSR revenues. The Company's rail lines run through the heart of the southeastern U.S. timber-producing region. Management believes that forest products made from trees in this region are generally less expensive than those from other regions due to lower production costs. As a result, southern yellow pine products from the southeast are increasingly being used at the expense of western producers who have experienced capacity reductions because of public policy considerations. KCSR serves eleven paper mills directly and six others indirectly through short-line connections. Primary traffic includes pulp and paper, lumber, panel products (plywood and oriented strand board), engineered wood products, pulpwood, woodchips, raw fiber used in the production of paper, pulp and paperboard, as well as metal, scrap and slab steel, waste and military equipment. Slab steel products are used primarily in the manufacture of drill pipe for the oil industry, and military equipment is shipped to and from several military bases on the Company's rail lines.

Agricultural and Mineral
Agricultural and mineral products accounted for approximately 17.4% of KCSR revenues in 2002. Agricultural products consist of domestic and export grain, food and related products. Shipper demand for agricultural products is affected by competition among sources of grain and grain products as well as price fluctuations in international markets for key commodities. In the domestic grain business, the Company's rail lines receive and originate shipments of grain and grain products for delivery to feed mills serving the poultry industry. Through the marketing agreement with IC&E, the Company's rail lines have access to sources of corn and other grain in Iowa and other Midwestern states. KCSR currently serves 35 feed mills along its rail lines throughout Arkansas, Oklahoma, Texas, Louisiana, Mississippi and Alabama. Export grain shipments include primarily wheat, soybean and corn transported to the Gulf of Mexico for overseas destinations and to Mexico via Laredo. Over the long term, grain shipments are expected to increase as a result of the Company's strategic investments in Tex Mex and TFM, given Mexico's reliance on grain imports. Food and related products consist mainly of soybean meal, grain meal, oils and canned goods, sugar and beer. Mineral shipments consist of a variety of products including ores, clay, stone and cement.

Intermodal and Automotive
Intermodal and automotive products accounted for approximately 10.7% of 2002 KCSR revenues. The intermodal freight business consists primarily of hauling freight containers or truck trailers by a combination of water, rail and motor carriers, with rail carriers serving as the link between the other modes of transportation. The Company's intermodal business has grown significantly over the last eight years with intermodal units increasing from 61,748 in 1993 to 274,473 in 2002 and intermodal revenues increasing from $17 million to $51 million during the same period. Through our dedicated intermodal train service between Meridian and Dallas, the Company competes directly with truck carriers along the Interstate 20 corridor.

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

The strategic alliance with CN/IC and marketing agreements with Norfolk Southern provide the Company the potential to further capitalize on the growth potential of intermodal freight revenues, particularly for traffic moving between points in the upper midwest and Canada to Kansas City, Dallas and Mexico. Furthermore, the Company is developing the former Richards-Gebaur Airbase in Kansas City as a U.S. customs pre-clearance processing facility, the Kansas City International Freight Gateway ("IFG"), which, when at full capacity, is expected to handle and process large volumes of domestic and international intermodal freight. Through an agreement with Mazda through the Ford Motor Company Claycomo manufacturing facility located in Kansas City, KCSR has developed an automotive loading and distribution facility at IFG. This loading and distribution facility became operational in April 2000 for the movement of Mazda vehicles. Management believes that, as additional opportunities arise, the IFG facility will be expanded to include additional automotive and intermodal operations.

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

Coal
Coal historically has been one of the most stable sources of revenues and is the largest single commodity handled by KCSR. In 2002, coal revenues represented 18.1% of total KCSR revenues. Substantially all coal customers are under long term contracts, which typically have an average contract term of approximately five years. KCSR's most significant customer is Southwestern Electric Power Company ("SWEPCO"- a subsidiary of American Electric Power, Inc.), which is under contract through 2006. The Company, directly or indirectly, delivers coal to eight electric generating plants, including the Flint Creek, Arkansas and Welsh, Texas facilities of SWEPCO, Kansas City Power and Light plants in Kansas City and Amsterdam, Missouri, an Empire District Electric Company plant near Joplin, Missouri and an Entergy Gulf States plant in Mossville, Louisiana. The coal KCSR transports originates in the Powder River Basin in Wyoming and is transferred to KCSR's rail lines at Kansas City. KCSR serves as a bridge carrier for coal deliveries to a Texas Utilities electric generating plant in Martin Lake, Texas. In addition, KCSR delivers lignite to an electric generating plant at Monticello, Texas. SWEPCO comprised approximately 63.9% of KCSR total coal revenues and 11.4% of KCS consolidated revenues in 2002. Coal revenue declined approximately 15% in 2002 compared to 2001 as a result of a contractual rate reduction, which took effect on January 1, 2002, as well as the expiration in April 2002 of a contract that was not renewed for another coal customer.

Other
Other rail-related revenues include a variety of miscellaneous services provided to customers and interconnecting carriers and accounted for approximately 6.4% of total KCSR revenues in 2002. Major items in this category include railcar switching services, demurrage (car retention penalties) and drayage (local truck transportation services). This category also includes haulage services performed for the benefit of BNSF under an agreement that continues through 2004 and includes minimum volume commitments.


Railroad Industry

Overview
U.S. railroad companies are categorized by the STB into three types: Class I, (railroads with annual revenues of at least $250 million, as indexed for inflation) Class II (Regional) and Class III (Local). There currently are seven Class I railroads in the United States, which can be further divided geographically by eastern or western classification. The eastern railroads are CSX Corporation ("CSX"), Grand Trunk Corporation (which is owned by CN and includes IC and Wisconsin Central Transportation Corporation - "Wisconsin Central")) and Norfolk Southern. The western railroads include BNSF, KCSR, Soo Line Railroad Company (owned by Canadian Pacific Railway Company ("CP")) and UP.

The STB and Regulation
The STB, an independent body administratively housed within the Department of Transportation, is responsible for the economic regulation of railroads within the United States. The STB's mission is to ensure that competitive, efficient and safe transportation services are provided to meet the needs of shippers, receivers and consumers. The STB was created by an Act of Congress known as the ICC Termination Act of 1995 ("ICCTA"). Passage of the ICCTA represented a further step in the process of streamlining and reforming the Federal economic regulatory oversight of the railroad, trucking and bus industries that was initiated in the late 1970's and early 1980's. The STB is authorized to have three members, each with a five-year term of office. The STB Chairman is designated by the President of the United States from among the STB's members. The STB adjudicates disputes and regulates interstate surface transportation. Railway transportation matters under the STB's jurisdiction in general include railroad rate and service issues, rail restructuring transactions (mergers, line sales, line construction and line abandonment) and railroad labor matters.

The U.S. railroad industry was significantly deregulated with the passage of The Staggers Rail Act of 1980 (the "Staggers Act"). In enacting the Staggers Act, Congress recognized that railroads faced intense competition from trucks and other modes of transportation for most freight traffic and that prevailing regulation prevented them from earning adequate revenues and competing effectively. Through the Staggers Act, a new regulatory scheme allowing railroads to establish their own routes, tailor their rates to market conditions and differentiate rates on the basis of demand was put in place. The basic principle of the Staggers Act was that reasonable rail rates should be a function of supply and demand. The Staggers Act, among others things:

     o allows railroads to price competing routes and services differently to reflect relative demand;

     o allows railroads to enter into confidential rate and service contracts with shippers; and

     o abolishes collective rate making except among railroads participating in a joint-line movement.

If it is determined that a railroad is not facing enough competition to hold down prices, then the STB has the authority to investigate the actions of the railroad.

The Staggers Act has had a positive effect on the U.S. rail industry, competition, and savings to consumers. Lower rail rates brought about by the Staggers Act have resulted in significant cost savings for shippers and their customers. After decades of steady decline, the rail market share of inter-city freight ton-miles bottomed out at 35.2% in 1978 and has trended slowly upward since then, reaching 41.0% in 2000 and 41.7% in 2001.

Recent Events in Railroad Consolidation
On June 11, 2001, the STB issued new rules governing major railroad mergers and consolidations involving two or more "Class I" railroads. These rules substantially increase the burden on rail merger applicants to demonstrate that a proposed transaction would be in the public interest. The rules require applicants to demonstrate that, among other things, a proposed transaction would enhance competition where necessary to offset negative effects of the transaction, such as competitive harm, and to address fully the impact of the transaction on transportation service.

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


Competition
The Company's rail operations compete against other railroads, many of which are much larger and have significantly greater financial and other resources. Since 1994, there has been significant consolidation among major North American rail carriers, including the 1995 merger of Burlington Northern, Inc. and Santa Fe Pacific Corporation ("BN/SF", collectively "BNSF"), the 1995 merger of the UP and the Chicago and North Western Transportation Company ("UP/CNW") and the 1996 merger of UP with Southern Pacific Corporation ("SP"). Further, Norfolk Southern and CSX purchased the assets of Conrail in 1998 and the CN acquired the IC in June 1999. In October 2001, CN completed its acquisition of Wisconsin Central Transportation Corporation. As a result of this consolidation, the railroad industry is now dominated by a few "mega-carriers." KCS management believes that revenues were negatively affected by the UP/CNW, UP/SP and BN/SF mergers, which led to diversions of rail traffic away from KCSR's rail lines. Management regards the larger western railroads (BNSF and UP), in particular, as significant competitors to the Company's operations and prospects because of their substantial resources. The ongoing impact of these mergers is uncertain. KCS management believes, however, that because of the Company's investments and strategic alliances, it is positioned to attract additional rail traffic through our NAFTA rail network.

The Company is subject to competition from motor carriers, barge lines, and other maritime shipping, which compete across certain routes in our operating area. Truck carriers have eroded the railroad industry's share of total transportation revenues. Changing regulations, subsidized highway improvement programs and favorable labor regulations have improved the competitive position of trucks in the United States as an alternative mode of surface transportation for many commodities. In the United States, the trucking industry generally is more cost and transit-time competitive than railroads for short-haul distances. In addition, Mississippi and Missouri River barge traffic, among others, compete with KCSR and its rail connections in the transportation of bulk commodities such as grains, steel and petroleum products. Intermodal traffic and certain other traffic face highly price sensitive competition, particularly from motor carriers. However, rail carriers, including KCSR, have placed an emphasis on competing in the intermodal marketplace and working together with motor carriers and each other to provide end-to-end transportation of products.

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


Employees and Labor Relations
Labor relations in the U.S. railroad industry are subject to extensive governmental regulation under the Railway Labor Act ("RLA"). Under the RLA, national labor agreements are renegotiated when they become open for modification, but their terms remain in effect until new agreements are reached. Typically, neither management nor labor employees are permitted to take economic action until extended procedures are exhausted. Existing national union contracts with the railroads became amendable at the end of 1999. Included in the contracts was a provision for wages to increase automatically in the year following the contract term. These federal labor regulations are often more burdensome and expensive than regulations governing other industries and may place KCS at a competitive disadvantage relative to other non-rail industries, such as trucking competitors, which are not subject to these regulations.

Railroad industry personnel are covered by the Railroad Retirement Act ("RRA") instead of the Social Security Act. Employer contributions under the RRA are currently substantially higher than those under the Social Security Act and may rise further because of the increasing proportion of retired employees receiving benefits relative to the number of working employees. The RRA currently requires up to a 21.85% contribution by railroad employers on eligible wages while the Social Security and Medicare Acts only require a 7.65% employer contribution on similar wage bases. Railroad industry personnel are also covered by the Federal Employers' Liability Act ("FELA") rather than state workers' compensation systems. FELA is a fault-based system with compensation for injuries settled by negotiation and litigation, which can be expensive and time-consuming. By contrast, most other industries are covered by state administered no-fault plans with standard compensation schedules. The difference in the labor regulations for the rail industry compared to the non-rail industries illustrates the competitive disadvantage placed upon the rail industry by federal labor regulations.

Approximately 84% of KCSR employees are covered under various collective bargaining agreements. Periodically, the collective bargaining agreements with the various unions become eligible for re-negotiation. In 1996, national labor contracts governing KCSR were negotiated with all major railroad unions, including the United Transportation Union ("UTU"), the Brotherhood of Locomotive Engineers ("BLE"), the Transportation Communications International Union ("TCU"), the Brotherhood of Maintenance of Way Employees ("BMWE"), and the International Association of Machinists and Aerospace Workers. In August 2002, a new labor contract was reached with the UTU. The provisions of this agreement include the use of remote control locomotives in and around terminals and retroactive application of wage increases back to July 1, 2002. Also, a new labor contract has been reached with the TCU. It is anticipated that this agreement will be signed during the first quarter of 2003. A new labor contract was reached with the BMWE effective

May 31, 2001. Formal negotiations to enter into new agreements are in progress with the other unions and the 1996 labor contracts will remain in effect until new agreements are reached. The wage increase elements of these new agreements may have retroactive application. Management has reached new agreements with all but one of the unions relating to the former Gateway Western. Gateway Western was merged into KCSR on October 1, 2001. Similarly, management has reached new agreements with all but one of the unions relating to the former MidSouth Railroad ("MidSouth") employees (MidSouth was merged into KCSR on January 1,
1994). Discussions with these unions are ongoing. The provisions of the various labor agreements generally include periodic general wage increases, lump-sum payments to workers and greater work rule flexibility, among other provisions. Management does not expect that the negotiations or the resulting labor agreements will have a material impact on our consolidated results of operations, financial condition or cash flows.

Railroad Retirement Improvement Act
On December 21, 2001, the Railroad Retirement and Survivors' Improvement Act of 2001 ("RRIA") was signed into law. This legislation liberalizes early retirement benefits for employees with 30 years of service by reducing the full benefit age from 62 to 60, eliminates a cap on monthly retirement and disability benefits, lowers the minimum service requirement from 10 years to 5 years of service, and provides for increased benefits for surviving spouses. It also provides for the investment of railroad retirement funds in non-governmental assets, adjustments in the payroll tax rates paid by employees and employers, and the repeal of a supplemental annuity work-hour tax. The law also reduced the employer contribution for payroll taxes by 0.5% in 2002 and by an additional 1.4% in 2003. Beginning in 2004, the employer contribution will be based on a formula and could range between 8.2% and 22.1%. These reductions in the employer contributions under the RRA are expected to have a favorable impact on fringe benefits expenses in 2003. Additionally, the reduction in the retirement age from 62 to 60 is expected to result in increased employee attrition, leading to additional potential cost savings since it is not anticipated that all employees selecting early retirement will be replaced.

Insurance
KCS maintains multiple insurance programs for its various subsidiaries including rail liability and property, general liability, directors and officers' coverage, workers compensation coverage and various specialized coverage for specific entities as needed. Coverage for KCSR is by far the most significant part of the KCS program. It includes liability coverage up to $250 million, subject to a $3 million deductible ($10 million for incidents occurring on or after July 1, 2002) and certain aggregate limitations, and property coverage up to $200 million subject to a $2 million deductible and certain aggregate limitations. We believe that our insurance program is in line with industry norms given the size of the Company and provides adequate coverage for potential losses.


Employees
As of December 31, 2002, the approximate number of employees of KCS and its consolidated subsidiaries was as follows:

                          KCSR                    2,653
            All other combined                       54
                                             ----------
                         Total                    2,707
                                             ==========


Available Information
The Company's Internet address is www.kcsi.com. Through this website, KCS makes available, free of charge, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after electronic filing or furnishing of these reports with the Securities and Exchange Commission.

Item 2.           Properties

The information set forth in response to Item 102 of Regulation S-K under Item 1, "Business", of this Form 10-K and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", is incorporated by reference in response to this Item 2.

In the opinion of management, the various facilities, office space and other properties owned and/or leased by the Company and its subsidiaries are adequate for current operating needs.

KCSR
Certain KCSR property statistics follow:

                                              2002         2001         2000
                                           ---------    ---------    ---------
     Route miles - main and branch line       3,109        3,103        3,103
     Total track miles                        4,359        4,444        4,444
     Miles of welded rail in service          2,261        2,197        2,157
     Main line welded rail (%)                   61%          59%          59%
     Cross ties replaced                    232,993      233,489      355,444



     Average Age (in years):                  2002         2001         2000
     -----------------------               ---------    ---------    ---------
     Wood ties in service                      16.0         16.0         15.2
     Rail in main and branch line              29.9         28.9         29.5
     Road locomotives                          24.6         23.6         22.9
     All locomotives                           25.6         24.5         23.8


KCSR's fleet of locomotives and rolling stock consisted of the following at December 31:

                                         2002                  2001                  2000
                                  Leased     Owned      Leased     Owned      Leased     Owned
                                 --------   --------   --------   --------   --------   --------
     Locomotives:
         Road Units                   302        122        304        122        324        122
         Switch Units                  52          4         52          4         55          9
         Other                         --          8         --          8         --          8
                                 --------   --------   --------   --------   --------   --------
         Total                        354        134        356        134        379        139
                                 ========   ========   ========   ========   ========   ========

     Rolling Stock:
         Box Cars                   5,358      1,366      6,164      1,420      5,951      2,020
         Gondolas                     760         74        780         88        842         95
         Hopper Cars                2,614        966      2,002      1,179      2,217      1,285
         Flat Cars (Intermodal
         And Other)                 1,599        541      1,585        601      1,584        616
         Tank Cars                     42         40         44         43         46         55
         Auto Rack                    201         --        201         --        201         --
                                 --------   --------   --------   --------   --------   --------
         Total                     10,574      2,987     10,776      3,331     10,841      4,071
                                 ========   ========   ========   ========   ========   ========

As of December 31, 2002, KCSR's fleet consisted of 488 diesel locomotives, of which 134 were owned, 333 leased from Southern Capital and 21 leased from non-affiliates. KCSR's fleet of rolling stock consisted of 13,561 freight cars, of which 2,963 were owned, 3,387 leased from Southern Capital and 7,211 leased from non-affiliates. The locomotives and freight cars leased from Southern Capital secure pass through certificates issued by Southern Capital during 2002. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments - Debt Refinancing - Southern Capital."

The owned equipment is subject to liens created under our senior secured credit facilities, as well as liens created under certain conditional sales agreements, capital leases, and equipment trust certificates. KCSR indebtedness with respect to equipment trust certificates and capital leases totaled approximately $26.0 million at December 31, 2002.

KCSR, in support of its transportation operations, owns and operates repair shops, depots and office buildings along its right-of-way. A major facility, the Deramus Yard, is located in Shreveport, Louisiana and includes a general office building, locomotive repair shop, car repair shops, customer service center, material warehouses and fueling facilities totaling approximately 227,000 square feet. KCSR owns a 107,800 square foot facility in Pittsburg, Kansas that previously was used as a diesel locomotive repair facility. This facility was closed during 1999 and is now being leased to an engineering and manufacturing company. KCSR also owns freight warehousing and office facilities in Dallas, Texas totaling approximately 150,000 square feet. Other facilities owned by KCSR include a 21,000 square foot freight car repair shop in Kansas City, Missouri and approximately 15,000 square feet of office space in Baton Rouge, Louisiana. KCSR also has the support of a locomotive repair facility in Kansas City, Missouri. This facility is owned and operated by General Electric Company ("GE") to repair and maintain 50 AC 4400 locomotives manufactured by GE. These locomotives are leased by KCSR from Southern Capital.

In June 2001, the Company entered into a 17-year lease agreement for a new corporate headquarters building in downtown Kansas City, Missouri. In April 2002, the Company moved its corporate offices into this building. The Company's corporate offices had previously been located in another building in downtown Kansas City, Missouri, which was leased from a subsidiary of the Company until the building was sold in June 2001.

KCSR owns six intermodal facilities and has contracted with third parties to operate these facilities. These facilities are located in Dallas; Kansas City; Shreveport and New Orleans, Louisiana; Jackson, Mississippi and Salisaw, Oklahoma. The Company has constructed an automobile facility and has plans to construct an intermodal facility at the former Richards-Gebaur Airbase in Kansas City, Missouri. A portion of the automotive facility became operational in April 2000 for the storage and movement of automobiles. Intermodal and automotive operations at the facility may be further expanded in the future as business opportunities arise. The Company is also expanding the intermodal facilities in Kansas City, Dallas and Shreveport. The various intermodal facilities include strip tracks, cranes and other equipment used in facilitating the transfer and movement of trailers and containers. KCSR also has six bulk transload facilities located at Kansas City, Missouri; Spiro, Oklahoma; Jackson, Mississippi; Dallas Texas; Sauget, Illinois and Baton Rouge, Louisiana. Due to growth in transload traffic, KCSR expanded its facility in Spiro during the fourth quarter of 2002, and plans to expand the facility in Jackson during the first half of 2003. The sixth transload facility was opened in Baton Rouge, Louisiana in early 2003. A second Dallas transload facility was expected to open during 2002, however, due to lower than expected traffic as a result of the continued slowdown in the North American economy, opening of this facility has been postponed pending development of additional traffic. Transload operations consist of rail/truck shipments whereby the products shipped are unloaded from the trailer, container or rail car and reloaded onto the other mode of transportation. Transload is similar to intermodal, except that intermodal shipments transfer the entire container or trailer and transload shipments transfer only the product being shipped.

KCSR owns 16.6% of the Kansas City Terminal Railway Company, which owns and operates approximately 80 miles of track, and operates an additional eight miles of track under trackage rights in greater Kansas City, Missouri. KCSR also leases for operating purposes certain short sections of trackage owned by various other railroad companies and jointly owns certain other facilities with these railroads.


Systems and Technology

Management Control System
On July 14, 2002, the Company initiated a conversion from its legacy system operating platform to a Management Control System ("MCS") on KCSR. The Company had previously implemented a pilot version of MCS on the former Gateway Western (which was merged into KCSR effective October 1, 2001) in the first quarter of 2000. In anticipation of the conversion to MCS, significant resources were committed to the planning and training of personnel. However, upon implementation of MCS, personnel responsible for train operations experienced initial difficulties implementing the new system as they learned to respond to the data discipline demanded by the new system. As a result, KCSR experienced considerable congestion throughout its U.S. rail network with escalated freight car volumes in its major terminals and less efficient train movements. Although management believes that the issues related to the implementation of MCS largely were resolved prior to the end of 2002, the initial difficulties experienced by operating personnel in converting to the new platform led to the congestion issues and operating inefficiencies during the second half of 2002, which contributed to a decline in consolidated operating income. See Item 7, "Management's Discussion of Financial Condition and Results of Operations - Results of Operations" for a discussion of the impact on operations. MCS includes the following elements:

     o    a new waybill system;

     o    a new transportation system;

     o    a work queue management infrastructure;

     o    a service scheduling system; and

     o    EDI interfaces to the new systems.

MCS is designed to deliver work orders to yard and train crews to ensure that the service being provided reflects what was sold to the customer. The system also tracks individual shipments as they move across the rail system, compares that movement to the service sold to the customer and automatically reports the shipment's status to the customer and to operations management. If a shipment falls behind schedule, MCS automatically generates alerts and action recommendations so that corrective action promptly can be initiated.

MCS provides better analytical tools for management to use in its decision-making process. MCS provides more accurate and timely information on, among other things, terminal dwell time, car velocity through terminals and priority of switching to meet schedules. A data warehouse provides an improved decision support infrastructure. By making decisions based upon that information, management is working to improve service quality and the utilization of locomotives, rolling stock, crews, yards, and line of road and thereby reduce cycle times and costs. With the implementation of MCS service scheduling, personnel are striving to improve customer service through improved advanced planning and real-time decision support. With the design of all new business processes around workflow technology, management intends to more effectively follow key operating statistics to measure productivity and improve performance across the entire operation.

As KCSR continues to become more accustomed to using MCS, management expects that clerical and information technology group efficiencies will also continue to improve. Management believes that information technology and other support groups will be able to reduce maintenance costs, increase their flexibility to respond to new requests and improve productivity. By using a layered design approach, MCS is expected to have the ability to extend to new technology as it becomes available. MCS can be further modified to connect customers with additional applications via the Internet and is intended to be constructed to support multiple railroads, permit modifications to accommodate the local language requirements of the area and operate across multiple time zones. A later enhancement of MCS is expected to also include revenue and car accounting systems. Additionally, MCS is expected to be implemented on Tex Mex later this year and on TFM next year.

Train Dispatching System
KCSR is currently operating on two types of train dispatching systems, Direct Train Control ("DTC") and Centralized Traffic Control ("CTC"). DTC uses direct radio communication between dispatchers and engineers to coordinate train movement. DTC is used on approximately 65% of KCSR's track, including the track from Shreveport to Meridian and Shreveport to New Orleans. CTC controls switches and signals in the field from the dispatcher's desk top via microwave link. CTC is used on approximately 35% of KCSR's track, including the track from Kansas City to Beaumont and Shreveport to Dallas. CTC is normally utilized on heavy traffic areas. Each dispatcher has an assigned territory displayed on high-resolution monitors driven by a mini-mainframe in Shreveport with a remote station in Beaumont. KCSR implemented a new dispatching computer system in May 1999, which has enhanced the overall efficiency of train movements on the railroad system.

Grupo TFM
TFM operates approximately 2,650 miles of main and branch lines and certain additional sidings, spur tracks and main line under trackage rights. TFM has the right to operate the rail lines, but does not own the land, roadway or associated structures. Approximately 81% of the main line operated by TFM consists of continuously welded rail. As of December 31, 2002, TFM owned 468 locomotives, owned or leased from affiliates 4,558 freight cars and leased from non-affiliates 150 locomotives and 6,800 freight cars. Grupo TFM (through TFM) has office space at which various operational, administrative, managerial and other activities are performed. The primary facilities are located in Mexico City and Monterrey, Mexico. TFM leases 94,915 square feet of office space in Mexico City and holds, under the Concession, a 115,157 square foot facility in Monterrey. On February 27, 2002, the Company, Grupo TMM, and certain of Grupo TMM's affiliates entered into an agreement with TFM to sell to TFM all of the common stock of Mexrail. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments - Sale of Mexrail, Inc. to TFM" for further discussion.

Panama Canal Railway Company
PCRC, a joint venture in which the Company owns 50% of the common stock (or a 42% equity interest), holds the concession to operate a 47-mile railroad that runs parallel to the Panama Canal. Reconstruction of the railroad was completed during 2001 and both passenger and freight traffic commenced during 2001. PCRC leases four locomotives and owns two locomotives. PCRC also owns 12 double stack cars, 6 passenger cars and various other infrastructure improvements and equipment. Under the concession, PCRC constructed and operates operating intermodal terminal facilities at each end of its railroad and an approximate 15,000 square foot equipment maintenance facility. All of this property and equipment is subject to liens securing PCRC debt as further described in Item 1, "Narrative Description of the Business - Rail Network - Significant Investments
- Panama Canal Railway Company."


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

Mid-South Microwave was merged into KCSR effective December 31, 2002. Prior to the merger, Mid-South Microwave, Inc. owned and operated a microwave system, which extended essentially along the right-of-way of KCSR from Kansas City to Dallas, Beaumont and Port Arthur, Texas and New Orleans, Louisiana. This system is now owned by KCSR.

Other subsidiaries of the Company own approximately 5,500 acres of land at various points adjacent to the KCSR right-of-way. Other properties owned include a 354,000 square foot warehouse at Shreveport, Louisiana and several former railway buildings now being rented to non-affiliated companies, primarily as warehouse space.


Item 3.    Legal Proceedings

The information set forth in response to Item 103 of Regulation S-K under Part II Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other - Litigation, - Other - Environmental Matters and -Significant Developments - Houston Cases" of this Form 10-K is incorporated by reference in response to this Item 3. In addition, see discussion in Part II
Item 8, "Financial Statements and Supplementary Data - Note 11 - Commitments and Contingencies" of this Form 10-K.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the three-month period ended December 31, 2002.


Executive Officers of the Company

Pursuant to General Instruction G(3) of Form 10-K and instruction 3 to paragraph
(b) of Item 401 of Regulation S-K, the following list is included as an unnumbered Item in Part I of this Form 10-K in lieu of being included in KCS's Definitive Proxy Statement which will be filed no later than 120 days after December 31, 2002. All executive officers are elected annually and serve at the discretion of the Board of Directors. All of the executive officers have employment agreements with the Company.

Name                     Age     Position(s)
----                     ---     -----------
Michael R. Haverty       58      Chairman of the Board, President and Chief
                                  Executive Officer
Gerald K. Davies         58      Executive Vice President and Chief Operating
                                  Officer
Ronald G. Russ           48      Executive Vice President and Chief Financial
                                  Officer
Jerry W. Heavin          51      Senior Vice President - Operations of KCSR
Larry O. Stevenson       39      Senior Vice President - Sales and Marketing of
                                  KCSR
Warren K. Erdman         44      Vice President - Corporate Affairs
Paul J. Weyandt          50      Vice President and Treasurer
Louis G. Van Horn        44      Vice President and Comptroller
Jay M. Nadlman           42      Associate General Counsel and Corporate
                                  Secretary


The information set forth in the Company's Definitive Proxy Statement in the description of Nominees for Directors to Serve Until the Annual Meeting of Stockholders in 2006 in Proposal 1 with respect to Mr. Haverty is incorporated herein by reference.

Gerald K. Davies has served as Executive Vice President and Chief Operating Officer of KCS since July 18, 2000. Mr. Davies joined KCSR in January 1999 as the Executive Vice President and Chief Operating Officer. Mr. Davies has served as a director of KCSR since November 1999. Prior to joining KCSR, Mr. Davies served as the Executive Vice President of Marketing with Canadian National Railway from 1993 through 1998. Mr. Davies held senior management positions with Burlington Northern Railway from 1976 to 1984 and 1991 to 1993, respectively, and with CSX Transportation from 1984 to 1991.

Ronald G. Russ has served as Executive Vice President and Chief Financial Officer since January 16, 2003. Mr. Russ served as Senior Vice President and Chief Financial Officer from July 1, 2002 to January 15, 2003. Mr. Russ served as Executive Vice President and Chief Financial Officer of Wisconsin Central from 1999 to 2002. He served as Treasurer of Wisconsin Central from 1987 to 1993. From 1993 to 1999 he was executive manager and chief financial officer for Tranz Rail Holdings Limited, an affiliate of Wisconsin Central in Wellington, New Zealand. He also served in various capacities with Soo Line Railroad and The Chicago, Milwaukee, St. Paul and Pacific Railroad Company, spanning a 25-year career in the railroad industry.

Jerry W. Heavin has served as Senior Vice President of Operations and a director of KCSR since July 9, 2002. Mr. Heavin joined KCSR on September 1, 2001 and served as Vice President of Engineering of KCSR until July 8, 2002. Prior to joining KCSR, Mr. Heavin served as an independent engineering consultant from 1997 through August 2001. Mr. Heavin began his railroad career in 1970 with UP, serving in various capacities, including general superintendent transportation and chief engineer of facilities.

Larry O. Stevenson has served as Senior Vice President of Marketing and Sales of KCSR since January 1, 2003. Mr. Stevenson served as Vice President - Paper and Forest Products of KCSR from September 1, 2000 to December 31, 2002 and General Director Customer Service of KCSR from February 14, 2000 to August 31, 2000. Prior to joining

KCSR, Mr. Stevenson served in various capacities at Canadian National Railway from June 1983 to December 1999, most recently as Assistant Vice President of Sales.

Warren K. Erdman has served as Vice President--Corporate Affairs of KCS since April 15, 1997 and as Vice President--Corporate Affairs of KCSR since May 1997. Prior to joining KCS, Mr. Erdman served as Chief of Staff to United States Senator Kit Bond of Missouri from 1987 to 1997.

Paul J. Weyandt has served as Vice and President and Treasurer of KCS and of KCSR since September 2001. Before joining KCS, Mr. Weyandt was a consultant to the Structured Finance Group of GE Capital Corporation from May 2001 to September 2001. Prior to consulting, Mr. Weyandt spent 23 years with BNSF, most recently as Assistant Vice President - Finance and Assistant Treasurer.

Louis G. Van Horn has served as Vice President and Comptroller of KCS since May 1996. Mr. Van Horn has also served as Vice President and Comptroller of KCSR since 1995. Mr. Van Horn was Comptroller of KCS from September 1992 to May 1996. From January 1992 to September 1992, Mr. Van Horn served as Assistant Comptroller of KCS. Mr. Van Horn is a Certified Public Accountant.

Jay M. Nadlman has served as Associate General Counsel and Corporate Secretary of KCS since April 1, 2001. Mr. Nadlman joined KCS in December 1991 as a General Attorney, and was promoted to Assistant General Counsel in 1997, serving in that capacity until April 1, 2001. Mr. Nadlman has served as Associate General Counsel and Secretary of KCSR since May 3, 2001 and as Assistant General Counsel and Assistant Secretary from August 1997 to May 3, 2001. Prior to joining KCS, Mr. Nadlman served as an attorney with Union Pacific Railroad Company from 1985 to 1991.

There are no arrangements or understandings between the executive officers and any other person pursuant to which the executive officer was or is to be selected as an officer of KCS, except with respect to the executive officers who have entered into employment agreements, which agreements designate the position(s) to be held by the executive officer.

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

On July 12, 2000, KCS completed its spin-off of Stilwell through a special dividend of Stilwell common stock distributed to KCS common stockholders of record on June 28, 2000 ("Spin-off"). The Spin-off occurred after the close of business of the New York Stock Exchange on July 12, 2000, and each KCS stockholder received two shares of the common stock of Stilwell for every one share of KCS common stock owned on the record date. The total number of Stilwell shares distributed was 222,999,786. Also on July 12, 2000, KCS completed a reverse stock split whereby every two shares of KCS common stock were converted into one share of KCS common stock. The Company's stockholders approved a one-for-two reverse stock split in 1998 in contemplation of the Spin-off. The total number of KCS shares outstanding immediately following this reverse split was 55,749,947.

The Company has not declared any cash dividends on its common stock during the last two fiscal years and does not anticipate making any cash dividend payments to common stockholders in the foreseeable future. Pursuant to the Company's amended and restated credit agreement as further described in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments - Debt Refinancing - New Credit Agreement," the Company is restricted from the payment of cash dividends on the Company's common stock.

During 2002 and 2000, certain debt securities were issued by KCSR pursuant to Rule 144A under the Securities Act of 1933 in the United States and Regulation S outside of the United States. These notes are guaranteed by the Company and were ultimately exchanged for registered notes. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments - Debt Refinancing - 7 1/2% Senior Notes and - Significant Developments - 2000 Debt Refinancing and Re-capitalization of the Company's Debt Structure - Registration of Senior Unsecured Notes" for further discussion.

As of February 28, 2003, there were 5,674 holders of the Company's common stock based upon an accumulation of the registered stockholder listing.




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

                                              2002        2001             2000         1999         1998
                                          -----------  -----------     -----------  -----------  -----------
Revenues                                  $    566.2   $    583.2      $    578.7   $    609.0   $    620.0

Equity in net earnings (losses)
from unconsolidated affiliates -
continuing operations                     $     43.4   $     27.1      $     22.1   $      5.2   $     (2.9)


Income from continuing operations (i)     $     57.2   $     31.1(ii)  $     16.7   $     10.2   $     38.0

Income from continuing
  operations per common share:
     Basic                                $      0.94  $      0.53     $      0.29  $      0.18  $      0.69
     Diluted                                     0.91         0.51            0.28         0.17         0.67

Total assets (iii)                        $  2,008.8   $  2,010.9      $  1,944.5   $  2,672.0   $  2,337.0

Total debt                                $    582.6   $    658.4      $    674.6   $    760.9   $    836.3

Cash dividends per
   Common share                           $       --   $       --      $       --   $      0.32  $      0.32

Ratio of earnings to fixed charges (iv)         1.3x         1.1x            1.0x         1.2x          1.9x

(i) Income from continuing operations for the years ended December 31, 2002, 2001 and 2000 include certain unusual costs and expenses and other income as further described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - "Results of Operations." These costs include MCS implementation related costs, benefits received from the settlement of certain legal and insurance claims, severance costs and expenses associated with legal verdicts against the Company, gains recorded on the sale of operating property, among others. Other non-operating income includes gains recorded on sale of non-operating properties and investments. For the year ended December 31, 1999, income from continuing operations includes unusual costs and expenses related to facility and project closures, employee separations Separation related costs, labor and personal injury related issues.

(ii) Income from continuing operations for the year ended December 31, 2001 excludes a charge for the cumulative effect of an accounting change of $0.4 million (net of income taxes of $0.2 million). This charge reflects the Company's adoption of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective January 1, 2001.

(iii) The total assets presented herein as of December 31, 1999 and 1998 include the net assets of Stilwell of $814.6 million and $540.2 million respectively. Due to the Spin-off on July 12, 2000, the total assets as of December 31, 2002, 2001 and 2000 do not include the net assets of Stilwell.

(iv) The ratio of earnings to fixed charges is computed by dividing earnings by fixed charges. For this purpose "earnings" represent the sum of (i) pretax income from continuing operations adjusted for income (loss) from unconsolidated affiliates, (ii) fixed charges, (iii) distributed income from unconsolidated affiliated and (iv) amortization of capitalized interest, less capitalized interest. "Fixed charges" represent the sum of
       (i) interest expensed, (ii) capitalized interest, (iii) amortization of deferred debt issuance costs and (iv) one-third of our annual rental expense, which management believes is representative of the interest component of rental expense.

The information set forth in response to Item 301 of Regulation S-K under Part II Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", of this Form 10-K is incorporated by reference in partial response to this Item 6.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The discussion set forth below, as well as other portions of this Form 10-K, contains forward-looking comments that are not based upon historical information. Such forward-looking comments are based upon information currently available to management and management's perception thereof as of the date of this Form 10-K. Readers can identify these forward-looking comments by the use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. The actual results of operations of Kansas City Southern ("KCS" or the "Company") could materially differ from those indicated in forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the Company's Current Report on Form 8-K dated December 11, 2001, which is on file with the U.S. Securities and Exchange Commission ("SEC") (File No.1-4717) and is hereby incorporated by reference herein. Readers are strongly encouraged to consider these factors when evaluating any forward-looking comments. The Company will not update any forward-looking comments set forth in this Form 10-K.

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

General
Kansas City Southern ("KCS" or the "Company") is a Delaware corporation. KCS, formerly Kansas City Southern Industries, Inc., is a holding company and its principal subsidiaries and affiliates include the following:

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

During 2002, due to the relocation of the Company's headquarters to a new building in downtown Kansas City, Missouri, the Company sold its interest in Wyandotte Garage Corporation ("WGC"), which owns and operates a parking facility located adjacent to the Company's former headquarters building in downtown Kansas City, Missouri.

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




RECENT DEVELOPMENTS

The following items reflect significant developments, events or transactions that have occurred during the year ended December 31, 2002 or in 2003 prior to the Company's filing of this Form 10-K.

Value Added Tax ("VAT") Lawsuit. As previously announced in the Company's Current Report on Form 8-K dated October 11, 2002, a three judge panel of the Court of the First Circuit ("Appellate Court") in Mexico City unanimously ruled in favor of TFM, finding that the decision issued by the Superior Court of the Federal Tribunal of Fiscal and Administrative Justice ("Fiscal Court") denying TFM's VAT claim had violated TFM's constitutional rights. The Appellate Court, in its decision, remanded the case back to the Fiscal Court with specific instructions to vacate its prior decision and enter a new decision consistent with the guidance provided by the Appellate Court's ruling. The Appellate Court ruling requires the fiscal authorities to issue the VAT credit certificate only in the name of the interested party, to issue the VAT credit certificate only in strict accordance with the terms of the fiscal code, and to deliver the VAT credit certificate only to the beneficiary.

As previously announced in the Company's Current Report on Form 8-K dated December 9, 2002, the Fiscal Court once again has issued a ruling denying TFM's VAT claim. TFM has filed in 2003 a timely constitutional appeal from the Fiscal Court's decision with the Appellate Court. Based on the advice of TFM's legal counsel, the Company and Grupo TMM remain confident of TFM's right under Mexican law to receive the VAT credit certificate. The face value of the VAT credit at issue is approximately $206 million. TFM's VAT claim dates from 1997. The amount of any recovery would, in accordance with Mexican law, reflect the face value of the VAT credit adjusted for inflation and interest accruals from 1997, with certain limitations.

Automobile Accident. On January 28, 2003, a passenger car carrying a driver and four passengers near Batchelor, Louisiana struck a KCSR section truck carrying two employees. All five occupants of the passenger car were pronounced dead at the scene while the two KCSR employees suffered minor injuries. The driver of the KCSR truck has been charged with five counts of negligent homicide. Investigation of the incident is still in its early stages and KCSR has not been served with any litigation regarding this incident. KCSR believes that it has insurance coverage for all but its $100,000 deductible in potential damages arising from this incident.

Purchase of Mexican government's ownership of Grupo TFM. KCS and Grupo TMM exercised their call option and, on July 29, 2002, completed the purchase of the Mexican government's 24.6% ownership of Grupo TFM. The Mexican government's ownership interest of Grupo TFM was purchased by TFM for a purchase price of $256.1 million, utilizing a combination of proceeds from an offering of debt securities by TFM, a credit from the Mexican government for the reversion of certain rail facilities and other resources. This transaction results in an increase in the Company's ownership percentage of Grupo TFM from 36.9% to approximately 46.6%.

Debt Refinancing. During 2002, the Company was party to several debt refinancing transactions as described below.

7 1/2% Senior Notes
On June 12, 2002, KCSR issued $200 million of 7 1/2% senior notes due June 15, 2009 ("7 1/2% Notes") through a private offering pursuant to Rule 144A under the Securities Act of 1933 in the United States and Regulation S outside the United States ("Note Offering"). Net proceeds from the Note Offering of $195.8 million, together with cash, were used to repay a portion of the term debt under the Company's senior secured credit facility ("KCS Credit Facility") and certain other secured indebtedness of the Company. Debt issuance costs related to the Note Offering of approximately $4.6 million were deferred and are being amortized over the seven-year term of the 7 1/2% Notes. The remaining balance of deferred debt issuance costs associated with the Note Offering was approximately $4.2 million at December 31, 2002. Debt retirement costs associated with the prepayment of certain term loans under the KCS Credit Facility using proceeds from the Note Offering were approximately $4.3 million. These debt retirement costs were previously reported as an extraordinary item, but have been reclassified in accordance with Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"), which the Company early adopted in the fourth quarter of 2002.

KCS submitted a Form S-4 Registration Statement to the SEC on July 12, 2002, as amended on July 24, 2002, relative to an Exchange Offer for the $200 million 7 1/2% Notes due 2009. On July 30, 2002, the SEC declared this Registration Statement effective thereby providing the opportunity for holders of the initial 7 1/2% Notes to exchange them for registered notes with substantially identical terms. All of the 7 1/2% Notes due 2009 were exchanged for $200 million of registered notes due June 15, 2009. The registered notes bear a fixed annual interest rate to be paid semi-annually on June 15 and December 15 and are due June 15, 2009. The registered notes are general unsecured obligations of KCSR, are guaranteed by the Company and certain of its subsidiaries, and contain certain covenants and restrictions customary for this type of debt instrument and for borrowers with similar credit ratings.

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

The Tranche B term loan and the Revolver bear interest at the London Interbank Offered Rate ("LIBOR"), or an alternate base rate, as the Company shall select, plus an applicable margin. The applicable margin for the Tranche B term loan is 2% for LIBOR borrowings and 1% for alternate base rate borrowings. The applicable margin for the Revolver is based on the Company's leverage ratio (defined as the ratio of the Company's total debt to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization, excluding the undistributed earnings of unconsolidated affiliates) for the prior four fiscal quarters). Based on the Company's leverage ratio as of December 31, 2002, the applicable margin was 2.25% per annum for LIBOR borrowings and 1.25% per annum for alternate base rate borrowings.

The New Credit Agreement also requires the payment to the lenders of a commitment fee of 0.50% per annum on the average daily, unused amount of the Revolver. Additionally, a fee equal to a per annum rate of 0.25% plus the applicable margin for LIBOR priced borrowings under the Revolver will be paid on any letter of credit issued under the Revolver.

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

Debt issuance costs related to the New Credit Agreement of approximately $1.1 million were deferred and are being amortized over the respective term of the loans. The remaining balance of deferred debt issuance costs associated with the New Credit Agreement was approximately $1.0 million at December 31, 2002.

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

Implementation of New Management Control System. On July 14, 2002, the Company initiated the transition from its legacy operating system to a new platform called the Management Control System ("MCS") on KCSR. This state-of-the-art system is designed to provide better analytical tools for management to use in its decision-making processes. MCS, among other things, delivers work orders to yard and train crews to ensure that the service being provided reflects what was sold to the customer. The system also tracks individual shipments as they move across the rail system, compares that movement to the service sold to the customer and automatically reports the shipment's status to the customer and to operations management. If a shipment falls behind schedule, MCS automatically generates alerts and action recommendations so that corrective action promptly can be initiated. The Company's depreciation expense is expected to increase by approximately $4.8 million per annum ($2.4 million in 2002) as a result of the implementation of MCS.

As previously announced, in the second half of 2002, the Company's operating results were impacted by higher operating costs and some temporary traffic diversions caused by congestion directly related to the implementation of MCS. The MCS implementation slowed the railroad as employees learned to respond to the data discipline demanded by this new system. The initial difficulties experienced by office and field personnel in transitioning to this new platform led to the congestion issues and operating inefficiencies, which contributed to a decline in consolidated operating income. By mid-November 2002, however, the Company's operations began to experience improved transit times and terminal activities as MCS capabilities began to be fully integrated into KCS management processes and operations were virtually recovered by year end. See Results of Operations below for a discussion of the impact on 2002 results of operations.

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

Company Changes Name to Kansas City Southern. On May 2, 2002, at the Annual Meeting of Stockholders, the shareholders of the Company approved a proposal to amend the Certificate of Incorporation to change the name of the Company from "Kansas City Southern Industries, Inc." to "Kansas City Southern." The name change became effective on May 2, 2002 following the filing of the amended Certificate of Incorporation with the Secretary of State of the State of Delaware. The name change reflects the change in the Company's business and holdings following the spin-off of Stilwell Financial Inc. on July 12, 2000. By dropping "Industries, Inc." from the name, KCS will maintain the identification in the marketplace of the Company and KCSR, while emphasizing KCS's focus on transportation rather than a variety of industries. The name change did not require a change in the security ticker symbol of KSU on the New York Stock Exchange.

Changes to Mexican Tax Law. Effective January 1, 2002, Mexico implemented changes in its income tax laws. One of these changes reduced the Mexican corporate income tax rate from 35% to 32% in one-percent increments beginning in 2003, resulting in a 32% income tax rate in 2005. Accordingly, under accounting principles generally accepted in the United States of America ("U.S. GAAP"), Grupo TFM recorded the impact of this rate change during 2002. This rate change had the effect of reducing Grupo TFM's deferred tax asset, thus reducing Grupo TFM's deferred tax benefit for 2002. After consideration of minority interest, the impact of this rate change resulted in an approximate $2.8 million decline in the Company's equity in earnings of Grupo TFM for 2002.

KCSR and The Burlington Northern and Santa Fe Railway Company ("BNSF") Form Marketing Alliance. In April 2002, KCSR and BNSF formed a comprehensive joint marketing alliance aimed at promoting cooperation, revenue growth and extending market reach for both railroads in the United States and Canada. The marketing alliance is also expected to improve operating efficiencies for both carriers in key market areas, as well as provide customers with expanded service options. KCSR and BNSF have agreed to coordinate marketing and operational initiatives in a number of target markets. The marketing alliance is expected to allow the two railroads to be more responsive to shippers' requests for rates and service throughout the two rail networks. Coal and unit train operations are excluded from the marketing alliance, as well as any points where KCSR and BNSF are the only direct rail competitors. Movements to and from Mexico by either party are also excluded. Management believes this marketing alliance will provide important opportunities to grow KCSR's revenue base, particularly in the intermodal, chemical, grain and forest product markets, providing both participants with expanded access to important markets and providing shippers with enhanced options and competitive alternatives.


SIGNIFICANT DEVELOPMENTS

Bogalusa Cases.. In July 1996, KCSR was named as one of twenty-seven defendants in various lawsuits in Louisiana and Mississippi arising from the explosion of a rail car loaded with chemicals in Bogalusa, Louisiana on October 23, 1995. As a result of the explosion, nitrogen dioxide and oxides of nitrogen were released into the atmosphere over parts of that town and the surrounding area allegedly causing evacuations and injuries. Approximately 25,000 residents of Louisiana and Mississippi (plaintiffs) have asserted claims to recover damages allegedly caused by exposure to the released chemicals. On October 29, 2001, KCSR and representatives for its excess insurance carriers negotiated a settlement in principle with the plaintiffs for $22.3 million. A Master Global Settlement Agreement ("MGSA") was signed in early 2002. During 2002, KCSR made all payments under the MGSA and collected $19.3 million from its excess insurance carriers. Court approval of the MGSA is expected in 2003 from the 22nd Judicial District Court of Washington Parish, Louisiana. KCSR also expects to receive releases from about 4,000 Mississippi plaintiffs in numerous cases pending in the First Judicial District Circuit Court of Hinds County, Mississippi.

Houston Cases. In August 2000, KCSR and certain of its affiliates were added as defendants in lawsuits pending in Jefferson and Harris Counties, Texas. These lawsuits allege damage to approximately 3,000 plaintiffs as a result of an alleged toxic chemical release from a tank car in Houston, Texas on August 21, 1998. Litigation involving the shipper and the delivering carrier had been pending for some time, but KCSR, which handled the car during the course of its transport, had not previously been named a defendant. On June 28, 2001, KCSR reached a final settlement with the 1,664 plaintiffs in the lawsuit filed in Jefferson County, Texas. In 2002, KCSR settled with virtually all of the plaintiffs in the lawsuit filed in the 164th Judicial District Court of Harris County, Texas, and legal counsel for the remaining plaintiffs (approximately
120) has withdrawn, leaving the status of those claims in doubt.

Railroad Retirement Improvement Act. On December 21, 2001, the Railroad Retirement and Survivors' Improvement Act of 2001 ("RRIA") was signed into law. This legislation liberalizes early retirement benefits for employees with 30 years of service by reducing the full benefit age from 62 to 60, eliminates a cap on monthly retirement and disability benefits, lowers the minimum service requirement from 10 years to 5 years of service, and provides for increased benefits for surviving spouses. It also provides for the investment of railroad retirement funds in non-governmental assets, adjustments in the payroll tax rates paid by employees and employers, and the repeal of a supplemental annuity work-hour tax. The law also reduced the employer contribution for payroll taxes by 0.5% in 2002 and by an additional 1.4% in 2003. Beginning in 2004, the employer contribution will be based on a formula and could range between 8.2% and 22.1%. The reductions in the employer contribution under RRIA had a favorable impact on fringe benefits expense in 2002 and are expected to have a favorable impact in 2003. Additionally, the reduction in the retirement age from 62 to 60 is expected to result in increased employee attrition, leading to additional potential cost savings since it is not anticipated that all employees selecting early retirement will be replaced.

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

Revision of Rules Governing Major Railroad Mergers and Consolidations. On June 11, 2001, the Surface Transportation Board ("STB") issued new rules governing major railroad mergers and consolidations involving two or more "Class I" railroads. These rules substantially increase the burden on rail merger applicants to demonstrate that a proposed transaction would be in the public interest. The rules require applicants to demonstrate that, among other things, a proposed transaction would enhance competition where necessary to offset negative effects of the transaction, such as competitive harm, and to address fully the impact of the transaction on transportation service.

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

New Corporate Headquarters. On June 26, 2001, the Company entered into a 17-year lease agreement for a new corporate headquarters building in downtown Kansas City, Missouri. The Company began occupancy of the building in April 2002. Additionally, in June 2001, the Company sold the building that formerly served as its corporate headquarters in Kansas City, Missouri in anticipation of occupying this new facility. The Company realized a net gain of approximately $0.9 million from this sale. Further, in 2002, the Company completed the sale of WGC to a third party for a gain of approximately $4.9 million. As part of the sale of WGC, the Company was able to eliminate approximately $4.9 million of debt.

Cost Reduction Plan. During the first quarter of 2001, KCS announced a cost reduction strategy designed to keep the Company competitive during the current economic slow-down. The cost reduction strategy resulted in a reduction of approximately 5% of the Company's total workforce (excluding train and engine personnel). Additionally, KCS implemented a voluntary, temporary salary reduction for middle and senior management and temporarily suspended certain management benefits. This voluntary, temporary salary reduction ended December 31, 2001. As part of the cost reduction plan, the Company also delayed the implementation of MCS until July 2002, as outlined above in "Recent Developments
- Implementation of New Management Control System." Further, 2001 planned capital expenditures were reduced by approximately $16 million. These capital reductions did not affect the planned maintenance for the physical structure of the railroad, but limited the amount of discretionary expenditures for projects such as capacity improvements. During the first quarter of 2001, the Company recorded approximately $1.3 million of costs related to severance benefits associated with the workforce reduction.

Implementation of Derivative Standard. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 was amended by Statement of Accounting Standards No. 137, "Accounting for Derivative

Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133." SFAS 133, as amended, requires that derivatives be recorded on the balance sheet as either assets or liabilities measured at fair value. Changes in the fair value of derivatives are recorded either through current earnings or as other comprehensive income, depending on the type of hedge transaction. Gains and losses on the derivative instrument reported in other comprehensive income are reclassified into earnings in the periods in which earnings are impacted by the variability of the cash flow of the hedged item. The ineffective portion of all hedge transactions is recognized in current period earnings.

The Company adopted the provisions of SFAS 133, as amended, effective January 1, 2001. As a result of this change in the method of accounting for derivative instruments and hedging activities, the Company recorded an after-tax charge to earnings of $0.4 million in the first quarter of 2001. This charge is presented as a cumulative effect of an accounting change in the accompanying financial statements and represents the ineffective portion of certain interest rate cap agreements the Company had as of December 31, 2000. The Company recorded an additional $0.4 million charge during the year ended December 31, 2001 for subsequent changes in the fair value of its interest rate hedging instruments. These interest rate cap agreements had a fair value of approximately zero at December 31, 2001 and were completely charged off during 2001. These agreements expired during the first quarter of 2002. During the year ended December 31, 2002, the Company did not record any adjustments to income for derivative transactions. The Company does not currently have any interest rate derivative transactions outstanding and currently has two diesel fuel swap transactions outstanding related to 2003. See Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" for further information with respect to these fuel swap transactions.

In addition, the Company records adjustments to its stockholders' equity (accumulated other comprehensive income (loss)) for its portion of the adjustment to the fair value of derivative transactions to which Southern Capital, a 50% owned unconsolidated affiliate, is a participant. The Company also adjusts its investment in Southern Capital by the change in the fair value of these derivative instruments. For the years ended December 31, 2002 and 2001, the Company recorded a reduction to its stockholders equity (accumulated other comprehensive loss) of approximately $0.3 million and $2.9 million, respectively, for its portion of the amount recorded by Southern Capital for the adjustment to the fair value of interest rate swap transactions. The Company also reduced its investment in Southern Capital by this same amount.

In conjunction with the refinancing transaction discussed above in "Recent Developments - Debt Refinancing," Southern Capital terminated these interest rate swap transactions. As a result, Southern Capital is amortizing the balance of accumulated other comprehensive income (loss) into interest expense over the former remaining life of the interest rate swap transactions. This charge resulted in additional interest expense of approximately $1.3 million in 2002 and is expected to increase Southern Capital's interest expense by approximately $2.4 million in 2003 and $0.9 million in each of 2004, 2005 and 2006. The Company is realizing the impact of this charge through a related reduction in equity in earnings from Southern Capital and is amortizing its balance in accumulated other comprehensive income (loss) to its investment in Southern Capital.

Spin-off of Stilwell Financial Inc. On June 14, 2000, KCS's Board of Directors approved the spin-off of Stilwell. On July 12, 2000, KCS completed the spin-off of Stilwell through a special dividend of Stilwell common stock distributed to KCS common stockholders of record on June 28, 2000 ("Spin-off"). Each KCS stockholder received two shares of the common stock of Stilwell for every one share of KCS common stock owned on the record date. The total number of Stilwell shares distributed was 222,999,786. Under tax rulings received from the Internal Revenue Service ("IRS"), the Spin-off qualifies as a tax-free distribution under
Section 355 of the Internal Revenue Code of 1986, as amended. Also on July 12, 2000, KCS completed a reverse stock split whereby every two shares of KCS common stock were converted into one share of KCS common stock. The Company's stockholders approved a one-for-two reverse stock split in 1998 in contemplation of the Spin-off. The total number of KCS shares outstanding immediately following this reverse split was 55,749,947. In preparation for the Spin-off, the Company re-capitalized its debt structure on January 11, 2000 as further described in "2000 Debt Refinancing and Re-capitalization of the Company's Debt Structure" below. Additionally, the Company does not have any remaining contingencies with respect to Change in Ownership provisions contained within certain restriction agreements between Stilwell and certain Janus Capital Corporation minority stockholders. Previously, the Company would have been obligated to make payments under certain of these agreements if Stilwell had been unable to meet its obligations under the agreements. These minority shareholder agreements have been superceded by new agreements and the Company is no longer a party to any of these agreements.

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

2000 Debt Refinancing and Re-capitalization of the Company's Debt Structure.

Registration of Senior Unsecured Notes. During the third quarter of 2000, the Company completed a $200 million private offering of debt securities through its wholly-owned subsidiary, KCSR. The offering, completed pursuant to Rule 144A under the Securities Act of 1933 in the United States and Regulation S outside the United States, consisted of 8-year senior unsecured notes ("9 1/2% Notes"). Net proceeds from this offering of $196.5 million were used to refinance term debt and reduce commitments under the KCS Credit Facility. The refinanced debt was scheduled to mature on January 11, 2001 (see below). Costs related to the issuance of the 9 1/2% Notes were deferred and are being amortized over their eight-year term. The remaining balance of deferred debt issuance costs associated with the 9 1/2% Notes was approximately $3.3 million at December 31, 2002.

On January 25, 2001, the Company filed a Form S-4 Registration Statement with the SEC registering exchange notes under the Securities Act of 1933. The Company filed Amendment No. 1 to this Registration Statement and the SEC declared this Registration Statement, as amended, effective on March 15, 2001, thereby providing the opportunity for holders of the initial 9 1/2% Notes to exchange them for registered notes with substantially identical terms. All of the 9 1/2% Notes were exchanged for $200 million of registered notes. These registered notes bear a fixed annual interest rate and are due on October 1, 2008. These registered notes are general unsecured obligations of KCSR, are guaranteed by the Company and certain of its subsidiaries, and contain certain covenants and restrictions customary for this type of debt instrument and for borrowers with similar credit ratings.

Re-capitalization of Debt Structure in anticipation of Spin-off. In preparation for the Spin-off, the Company re-capitalized its debt structure in January 2000 through a series of transactions as follows:

Bond Tender and Other Debt Repayment. On December 6, 1999, KCS commenced offers to purchase and consent solicitations with respect to any and all of the Company's outstanding 7.875% Notes due July 1, 2002, 6.625% Notes due

March 1, 2005, 8.8% Debentures due July 1, 2022, and 7% Debentures due December 15, 2025 (collectively "Debt Securities" or "notes and debentures").

Approximately $398.4 million of the $400 million outstanding Debt Securities were validly tendered and accepted by the Company. Total consideration paid for the repurchase of these outstanding notes and debentures was $401.2 million. In conjunction with the early retirement of these Debt Securities, the Company reported $10.9 million of debt retirement costs. These debt retirement costs were previously reported as an extraordinary item, but have been reclassified in accordance with SFAS 145. Funding for the repurchase of these Debt Securities and for the repayment of $264 million of borrowings under then-existing revolving credit facilities was obtained from two credit facilities (the "KCS Credit Facility" and the "Stilwell Credit Facility", or collectively the "Credit Facilities"), each of which was entered into on January 11, 2000. The Credit Facilities provided for total commitments of $950 million. Stilwell assumed the Stilwell Credit Facility, including the borrowings thereunder, and, upon completion of the Spin-off, the Company was released from all obligations thereunder.

KCS Credit Facility. The KCS Credit Facility initially provided for total commitments of $750 million comprised of three separate term loans totaling $600 million and a revolving credit facility available until January 11, 2006. On January 11, 2000, KCSR borrowed the full amount ($600 million) of the term loans and used the proceeds to repurchase the Debt Securities, retire other debt obligations and pay related fees and expenses. No funds were initially borrowed under the revolving credit facility. The term loans were initially comprised of the following: $200 million due January 11, 2001, $150 million due December 30, 2005 and $250 million due December 29, 2006. The $200 million term loan due January 11, 2001 was refinanced during the third quarter of 2000 as described above. The remainder of the KCS Credit Facility has also been refinanced as described above.

Issue costs relating to the KCS Credit Facility of approximately $17.6 million were deferred and amortized over the respective term of the loans. In conjunction with the refinancing of a $200 million term loan previously due January 11, 2001, which was a part of the KCS Credit Facilities, approximately $1.8 million of these deferred costs were immediately recognized. Additionally, for the year ended December 31, 2001, $1.4 million in fees were incurred related to a waiver for certain credit facility covenants. These fees have also been deferred and are being amortized over the respective term of the loans. After consideration of current year amortization, the remaining balance of these deferred costs was approximately $4.4 million at December 31, 2002.

Restricted Share and Option Program. In connection with the Spin-off, KCS adopted a restricted share and option program (the "Option Program") under which
(1) certain senior management employees were granted performance based KCS stock options and (2) all management employees and those directors of KCS who were not employees (the "Outside Directors") became eligible to purchase a specified number of KCS restricted shares and were granted a specified number of KCS stock options for each restricted share purchased.

The performance stock options have an exercise price of $5.75 per share, which was the mean trading price of KCS common stock on the New York Stock Exchange (the "NYSE") on July 13, 2000. The performance stock options vested and became exercisable in equal installments as KCS's stock price achieved certain thresholds and after one year following the grant date. All performance thresholds were met for these performance stock options and all became exercisable on July 13, 2001. These stock options expire at the end of 10 years, subject to certain early termination events.

The purchase price of the restricted shares, and the exercise price of the stock options granted in connection with the purchase of restricted shares, was based on the mean trading price of KCS common stock on the NYSE on the date the employee or Outside Director purchased restricted shares under the Option Program. Each eligible employee and Outside Director was allowed to purchase the restricted shares offered under the Option Program on one date out of a selection of dates offered. With respect to management employees, the number of shares available for purchase and the number of options granted in connection with shares purchased were based on the compensation level of the employees. Each Outside Director was granted the right to purchase up to 3,000 restricted shares of KCS, with two KCS stock options granted in connection with each restricted share purchased. Shares purchased are restricted from sale and the options are not exercisable for a period of three years from the date of grant for senior management and the Outside

Directors and two years from the date of grant for other management employees. KCS provided senior management and the Outside Directors with the option of using a sixty-day interest-bearing full recourse note to purchase these restricted shares. These loans accrued interest at 6.49% per annum and were all fully repaid by September 11, 2000.

Management employees purchased 475,597 shares of KCS restricted stock under the Option Program and 910,697 stock options were granted in connection with the purchase of those restricted shares. Outside Directors purchased a total of 9,000 shares of KCS restricted stock under the Option Program and 18,000 KCS stock options were granted in connection with the purchase of those shares.

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

Safety and Quality Programs. KCSR's safety vision is to become the safest railway in North America. In 2002, KCSR continued working toward this vision. Federal Railroad Administration ("FRA") Reportable Derailments declined nearly 9% during 2002 compared to 2001 and grade crossing accidents decreased by almost 14% compared to 2001. KCSR had the best safety record among mid-tier railroads in both 2001 and 2000 and received the Gold Harriman award, the highest recognition for safety in the industry, in both years.

KCS management believes the driving force for these improvements is strong leadership at the senior field and corporate levels and joint responsibility for the safety processes by craft employees and managers. KCS management believes the leadership and joint responsibility in safety is helping shape an improved safety culture at KCSR.

The Company is in the process of completing its implementation of Beltpack, a remote-control locomotive operating system. This system allows a train engine employee to run switching by remote control. The use of Beltpack is expected to improve safety and allow a decrease in the number of employees per switching train crew.


RESULTS OF OPERATIONS

The following table details certain income statement components for the Company for the years ended December 31, 2002, 2001, and 2000, respectively, for use in the analysis below. See the consolidated financial statements accompanying this Form 10-K for other captions not presented within this table.

                                                              (dollars in millions)

                                                         2002         2001         2000
                                                      ---------    ---------    ---------
Revenues                                              $   566.2    $   583.2    $   578.7
Costs and expenses                                        518.2        527.8        520.9
                                                      ---------    ---------    ---------
   Operating income                                        48.0         55.4         57.8
Equity in net earnings of unconsolidated affiliates        43.4         27.1         22.1
Gain on sale of Mexrail, Inc.                               4.4           --           --
Interest expense                                          (45.0)       (52.8)       (65.8)
Debt retirement costs (i)                                  (4.3)          --        (10.9)
Other, net                                                 17.6          4.2          6.0
                                                      ---------    ---------    ---------
   Income from continuing operations
     before income taxes                                   64.1         33.9          9.2
Income tax expense (benefit)                                6.9          2.8         (7.5)
                                                      ---------    ---------    ---------
   Income from continuing operations                  $    57.2    $    31.1    $    16.7
                                                      =========    =========    =========


(i) In prior periods, debt retirement costs were previously reported as an extraordinary item, but have been reclassified in accordance with SFAS 145.

The following table summarizes consolidated KCS revenues, including the revenues and carload statistics of KCSR for the years ended December 31, 2002, 2001, 2000, respectively. Certain prior year amounts have been reclassified to reflect changes in the business groups and to conform to the current year presentation.

                                                                               Carloads and
                                             Revenues                        Intermodal Units
                                 ---------------------------------   ---------------------------------
                                        (dollars in millions)                  (in thousands)
                                    2002        2001        2000        2002        2001        2000
                                 ---------   ---------   ---------   ---------   ---------   ---------
General commodities:
   Chemical and petroleum        $   130.7   $   124.8   $   127.1       145.4       147.8       155.9
   Paper and forest                  134.8       129.1       130.8       178.2       182.2       190.6
   Agricultural and mineral           97.2        93.8       100.1       126.5       125.7       132.0
                                 ---------   ---------   ---------   ---------   ---------   ---------
Total general commodities            362.7       347.7       358.0       450.1       455.7       478.5
   Intermodal and automotive          59.9        69.1        64.2       287.4       299.8       274.1
   Coal                              101.2       118.7       105.0       210.0       202.3       184.2
                                 ---------   ---------   ---------   ---------   ---------   ---------
Carload revenues and carload
   And intermodal units              523.8       535.5       527.2       947.5       957.8       936.8
                                                                     =========   =========   =========
Other rail-related revenues           35.8        36.8        42.4
                                 ---------   ---------   ---------
   Total KCSR revenues               559.6       572.3       569.6
Other subsidiary revenues              6.6        10.9         9.1
                                 ---------   ---------   ---------
   Total consolidated revenues   $   566.2   $   583.2   $   578.7
                                 =========   =========   =========

The following table summarizes consolidated KCS costs and expenses for the years ended December 31, 2002, 2001, and 2000, respectively. Certain prior year amounts have been reclassified to conform to the current year presentation:

                                                    (dollars in millions)
                                                2002        2001        2000
                                             ---------   ---------   ---------
Compensation and benefits                    $   197.8   $   192.9   $   197.8
Depreciation and amortization                     61.4        58.0        56.1
Purchased services                                59.6        57.0        54.8
Operating leases                                  55.0        56.8        58.2
Fuel                                              38.4        43.9        48.1
Casualties and insurance                          25.2        42.1        34.9
Car hire                                          19.7        19.8        14.8
Other                                             61.1        57.3        56.2
                                             ---------   ---------   ---------
     Total consolidated costs and expenses   $   518.2   $   527.8   $   520.9
                                             =========   =========   =========


YEAR ENDED DECEMBER 31, 2002 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2001

Net Income. For the year ended December 31, 2002, net income increased $26.5 million to $57.2 million (91(cent) per diluted share) from $30.7 million (50(cent) per diluted share) for the year ended December 31, 2001. This increase was primarily the result of a $17.3 million increase in equity in earnings of Grupo TFM, a $13.4 million increase in other income, a $7.8 million decrease in interest expense, and a $4.4 million gain realized on the sale of Mexrail to TFM. This increase in net income was partially offset by a $7.4 million decline in operating income, a $4.1 million increase in the provision for income taxes, and a $1.0 million decline in equity in net earnings (losses) of other unconsolidated affiliates. Additionally, net income for the year ended December 31, 2002 includes debt retirement costs of $4.3 million related to the early retirement of term debt in June 2002. These costs were previously reported as an extraordinary item, but have been reclassified in accordance with SFAS 145. See "Recent Developments - Debt Refinancing - 7 1/2% Senior Notes." Net income for the year ended December 31, 2001 includes a $0.4 million charge relating to the implementation of Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities"("SFAS 133").

Revenues. Consolidated revenues for the year ended December 31, 2002 declined $17.0 million to $566.2 compared to $583.2 million for the year ended December 31, 2001. In 2002, KCSR revenues declined $12.7 million compared to 2001, primarily as a result of lower coal and automotive revenues partially offset by higher revenues for all other major commodity groups. The increase in revenues for certain commodity groups, including chemical and petroleum products, agricultural and mineral, paper and forest products and intermodal traffic, was driven by a combination of volume gains in certain commodities, increased length of haul and price improvements in key traffic lanes. These revenue gains were partially offset by volume losses in certain commodities within these groups. KCS management believes that revenues for these commodity groups would have improved even further during 2002, but were adversely affected by lower carloadings arising from MCS related congestion. See "Recent Developments - Implementation of New Management Control System" for further information. Revenue from other subsidiaries decreased approximately $4.3 million year over year primarily due to demand driven volume declines related to the Company's petroleum coke bulk handling facility. The following discussion provides an analysis of KCSR revenues by commodity group.

     Chemical and Petroleum. For the year ended December 31, 2002, chemical and petroleum product revenues increased $5.9 million (4.7%) to $130.7 million compared to $124.8 million for the year ended December 31, 2001. These revenue increases were the result of a combination of higher traffic volumes for certain commodities within this business group as well as targeted rate increases and longer hauls due to gateway changes. Higher revenues for gases and organic products were primarily the result of production increases by certain customers, as well as changes in traffic patterns and targeted rate increases. Higher revenues for inorganic products were primarily the result of increased access to production facilities in Geismar, Louisiana as well as new business previously shipped by other rail carriers, which resulted in higher traffic volume. Increases in the production of PVC and plastic pellet products led to an increase in carloadings and higher revenues for plastic products. These increases were partially offset by volume related declines in agrichemical and petroleum product revenues due to lower industrial production related to the continued slowdown in the U.S. economy. Chemical and petroleum products revenue accounted for 25.0% and 23.3% of carload revenues for the years ended December 31, 2002 and 2001, respectively.

     Paper and Forest. For the year ended December 31, 2002, paper and forest product revenue increased $5.7 million (4.4%) to $134.8 million versus $129.1 million for the year ended December 31, 2001. Increases in revenues for pulp and paper, scrap paper and lumber/plywood were partially offset by lower revenues for pulpwood/logs/chips, scrap metal and military /other traffic. Increase in pulp and paper revenues resulted from higher traffic volumes as a result of production growth in the paper industry, while continued strength in the home building market and housing starts led to increases in lumber and plywood product revenues. These revenues were also higher due to certain rate increases and changes in traffic mix and length of haul. Declines in industrial production as a result of the continued slowdown in the U.S. economy led to lower carloadings and revenues for pulpwood, logs, and chip products as well as metal products. The decline in military and other carload revenues is a reflection of the effect of a significant one-time military movement in 2001. Targeted rate increases and changes in traffic patterns for metal products and pulpwood, logs and chips partially offset the related revenue decline resulting from lower traffic volumes for these commodities. Paper and forest products revenue accounted for 25.7% and 24.1% of carload revenues for the years ended December 31, 2002 and 2001, respectively.

     Agricultural and Mineral. For the year ended December 31, 2002, revenues for agricultural and mineral product increased $3.4 million (3.6%) to $97.2 million compared to $93.8 million for the year ended December 31, 2001, as a result of higher revenues across all major products in the agricultural and mineral commodity group. Domestic grain revenues increased as a result of certain rate increases and longer hauls partially mitigated by lower domestic demand. Export grain revenue increased slightly during 2002 versus 2001 on the strength of higher demand from Mexico and other export markets during the first half of 2002. This demand eased somewhat during the last half of 2002. Increases in revenue for stone, clay and glass product were primarily the result of higher production by two customers in addition to targeted rate increases and longer hauls. Agricultural and mineral products revenue accounted for 18.6% and 17.5% of carload revenues for the years ended December 31, 2002 and 2001, respectively.

     Intermodal and Automotive. For the year ended December 31, 2002, combined intermodal and automotive revenues decreased $9.2 million (13.3%) to $59.9 million compared to $69.1 million for the year ended December 31, 2001, primarily as a result of lower automotive revenues, which declined $12.3 million (57.0%) year over year. This decline in automotive revenues resulted from the loss of certain business in the third quarter of 2001 due to competitive pricing from another railroad and the loss of a significant movement effective May 2002. Also contributing was the general decline in the domestic automobile industry as a result of continued weakness in the U.S. economy. These factors contributed to a 62.8% year over year decline in carload volumes for automotive traffic. For the year ended December 31, 2002, intermodal revenues increased $3.1 million (6.6%) compared to 2001, as a result of increases in domestic carload traffic as well as international traffic moving to Mexico. Intermodal and automotive revenues accounted for 11.4% and 12.9% of carload revenues for the years ended December 31, 2002 and 2001, respectively.

     Coal. For the year ended December 31, 2002, coal revenues declined $17.5 million to $101.2 million compared to $118.7 million for the year ended December 31, 2001. Coal revenues were significantly impacted by a rate reduction at the Company's largest utility customer as well as the loss of a coal customer in April 2002 due to the expiration of a contract. These revenue declines were partially mitigated by a near 7% increase in net tons delivered in 2002 compared to 2001 due to higher demand at certain utility customers and the reopening of a utility plant in Kansas City, Missouri in the second quarter of 2001 that had been out of service since July of 1999. Coal revenue accounted for 19.3% and 22.2% of carload revenues for the years ended December 31, 2002 and 2001, respectfully.

     Other. For the year ended December 31, 2002, other rail-related revenues declined $1.0 million to $35.8 million compared to $36.8 million for the year ended December 31, 2001. This decline was primarily the result of declines in switching and demurrage revenues partially offset by increases in other revenues. Haulage revenues remained relatively unchanged in 2002 compared to 2001.

Costs and Expenses. For the year ended December 31, 2002, consolidated operating expenses decreased $9.6 million to $518.2 million compared to $527.8 million for the year ended December 31, 2001, resulting from a $6.0 million decline in KCSR expenses coupled with a $3.6 million decline in expenses from other subsidiaries. This decrease was partially mitigated by the impact of higher costs associated with the implementation of MCS (See "Recent Developments - Implementation of New Management Control System"). The expenses most affected by the MCS implementation were compensation and benefits, depreciation, purchased services and car hire. See further discussion below.

      Compensation and Benefits. For the year ended December 31, 2002, consolidated compensation and benefits expense increased $4.9 million to $197.8 million compared to $192.9 million for the year ended December 31, 2001. This increase was primarily the result of higher overtime and crew costs during the second half of 2002 related to the traffic congestion resulting from the third quarter 2002 implementation of MCS. Compensation and benefits expense in 2002 was also impacted by the implementation of an increase in certain union wages effective July 1, 2002, higher health insurance costs and a $1.3 million increase in expenses for the estimate of post employment benefits arising from the Company's third party actuarial study. Additionally, the increase in compensation and benefits was affected by the impact of a $2.0 million reduction in retirement-based costs for certain union employees recorded in 2001, which reduced comparable 2001 expense. These factors were partially mitigated by lower employee counts, the automation of certain switch locomotive crew functions, a favorable adjustment related to the accrual for retroactive wage increases to union employees, which was not provided for in the national labor union contract and lower railroad retirement taxes as a result of the reduction in employer contributions under the Railroad Retirement Act. (See "Significant Developments
- Railroad Retirement Improvement Act"). The increase in compensation and benefits expense was also impacted by the effect of workforce reduction costs of $1.3 million recorded in the first quarter of 2001.

     Depreciation and Amortization. For the year ended December 31, 2002, consolidated depreciation expense increased $3.4 million to $61.4 million compared to $58.0 million for the year ended December 31, 2001. This increase was primarily the result of the implementation of MCS in July of 2002, which increased depreciation expense $2.4 million in 2002. The remainder of the increase resulted from a net increase in the property, plant and equipment asset base.

     Purchased Services. For the year ended December 31, 2002, purchased services expense increased $2.6 million to $59.6 million compared to $57.0 million for the year ended December 31, 2001. This increase was the result of higher environmental compliance costs and legal costs, higher locomotive and car repair costs contracted to third parties as well as increased other general purchased services. Also contributing to the increase in purchased services expense were higher employee training costs associated with the implementation of MCS and an increase to the reserve for environmental remediation related to a specific site. This increase in costs was partially mitigated by insurance and legal settlements totaling approximately $5.0 million.

     Operating Leases. Consolidated operating lease expense for the year ended December 31, 2002 decreased $1.8 million to $55.0 million compared to $56.8 million for the year ended December 31, 2001. This decrease was primarily the result of the expiration of leases that have not been renewed due to continued changes in fleet utilization. This decrease in lease expense was partially mitigated by increases in lease costs of approximately $1.9 million in 2002 associated with the lease for the Company's new corporate headquarters building.

     Fuel. Locomotive fuel costs for the year ended December 31, 2002 decreased $5.5 million to $38.4 million compared to $43.9 million for the year ended December 31, 2001. This decrease was the combined result of an 8.8% decrease in the average cost per gallon of fuel and a 4.0% decline in fuel consumption due primarily to aggressive fuel conservation measures.

     Casualties and Insurance. For the year ended December 31, 2002, consolidated casualties and insurance expense decreased $16.9 million to $25.2 million compared to $42.1 million for the year ended December 31, 2001 due primarily to lower derailment costs, and the receipt of insurance settlements in 2002, partially offset by higher insurance costs. In the first quarter of 2001, the Company incurred $8.5 million in costs related to several significant derailments as well as the settlement of a personal injury claim. Derailment costs for the year ended December 31, 2002 were more normalized compared to 2001. Also impacting the decrease in casualties and insurance expense was the receipt of $8.2 million in legal and insurance settlements during 2002. Expenses in 2002 for personal injury claims were slightly higher compared to 2001. The Company's process of establishing liability reserves for these types of incidents is based upon an actuarial study by an independent outside actuary, a process followed by most large railroads.

     Car Hire. Car hire expense for the year ended December 31, 2002 was relatively unchanged, decreasing only $0.1 million to $19.7 million compared to $19.8 million for the year ended December 31, 2001. For the first half of 2002, car hire expense decreased approximately $2.9 million compared to the same period in 2001 as KCSR was operating a more efficient and well-controlled railroad. In early 2001, an unusual number of significant derailments (as discussed in casualties and insurance), as well as the effects of line washouts and flooding had a significant adverse impact on the efficiency of KCSR's operations in the first half of 2001. The resulting inefficiency led to congestion on KCSR during the first half of 2001, which contributed to an increase in the number of freight cars from other railroads on the Company's rail line. For the second half of 2002, car hire expense increased $2.8 million compared to the second half of 2001. This increase was due to a higher number of freight cars from other railroads on the Company's rail line as well as fewer KCSR freight cars on other railroads as a result of increased congestion resulting from the implementation of MCS in the third quarter of 2002. (See "Recent Developments - Implementation of New Management Control System".)

     Other Expense. Consolidated other expense increased $3.8 million to $61.1 million for the year ended December 31, 2002 compared to $57.3 million for the year ended December 31, 2001. Factors contributing to this increase included an increase in material and supply costs related to maintenance of way and equipment of $2.5 million as well as a $2.6 million decline in gains recorded on the sale of operating assets by KCSR. The effect of these increases was partially offset by a decline in the cost of sales and other expenses incurred by certain subsidiaries.

      Operating Income and KCSR Operating Ratio. For the year ended December 31, 2002, consolidated operating income decreased $7.4 million to $48.0 million compared to $55.4 million for the year ended December 31, 2001. This decrease was primarily the result of a $17.0 million decline in revenues partially mitigated by a $9.6 million decline in operating expenses. The operating ratio for KCSR was 89.2% and 88.2% for the years ended December 31, 2002 and 2001, respectively.

Equity in Net Earnings (Losses) of Unconsolidated Affiliates. For the year ended December 31, 2002, the Company recorded equity in earnings of unconsolidated affiliates of $43.4 million reflecting an increase of $16.3 million compared to $27.1 million for the year ended December 31, 2001. This increase was driven by an increase in equity in earnings from Grupo TFM of $17.3 million partially offset by a $1.0 million decline in equity in earnings from other unconsolidated affiliates.

Equity in earnings related to Grupo TFM increased to $45.8 million for the year ended December 31, 2002 compared to $28.5 million for 2001. For the year ended December 31, 2001, the Company's equity in the earnings of Grupo TFM included the Company's proportionate share ($9.1 million) of the income recorded by Grupo TFM related to the reversion of certain concession assets to the Mexican government. Exclusive of this 2001 reversion income, equity in earnings of Grupo TFM for the year ended December 31, 2002 increased $26.4 million compared to the year ended December 31, 2001. Revenues for Grupo TFM for the year ended December 31, 2002 decreased $7.5 million compared to the year ended December 31, 2001 (exclusive of Mexrail's results) while operating expenses (under U.S.GAAP) were $29.5 million lower (exclusive of the 2001 reversion income and Mexrail's results). For the year ended December 31, 2002, Grupo TFM's results include a deferred tax benefit of $91.5 million (calculated under U.S. GAAP) compared to a deferred tax expense of $10.9 million for the year ended December 31, 2001. This increase was the result of numerous factors, including a deferred tax expense recorded in 2001 related to the line reversion income, the weakening of the Mexican peso exchange rate and tax benefits derived from the impact of Mexican inflation in 2002. For the year ended December 31, 2002, fluctuations in the Mexican peso exchange rate also contributed to a $17.4 million exchange loss compared to an exchange gain of $2.8 million for the year ended December 31, 2001.

Results of the Company's investment in Grupo TFM are reported under U.S. GAAP while Grupo TFM reports its financial results under International Accounting Standards ("IAS"). Because the Company is required to report its equity earnings in Grupo TFM under U.S. GAAP and Grupo TFM reports under IAS, differences in deferred income tax calculations and the classification of certain operating expense categories occur. The deferred income tax calculations are significantly impacted by fluctuations in the relative value of the Mexican peso versus the U.S. dollar and the rate of Mexican inflation, and can result in significant variability in the amount of equity earnings reported by the Company.

Equity in losses of the Company's other unconsolidated affiliates for the year ended December 31, 2002 were $2.4 million compared to equity in losses of $1.4 million for the year ended December 31, 2001. In 2002, losses associated with PCRC were $3.8 million compared to $1.6 million in 2001. PCRC is not operating at full capacity as initially planned due to the delay in completion of the port expansion at Balboa. During 2001, losses were primarily related to the start-up of operations at PCRC. Additionally, the Company reported equity losses from Mexrail of $2.1 million in 2001 compared to essentially a break-even amount for 2002 prior to its sale to TFM. These losses were mitigated by equity earnings from Southern Capital of $1.4 million and $2.4 million for the years ended December 31, 2002 and 2001, respectively.

Gain on Sale of Mexrail, Inc. Net income for the year ended December 31, 2002 includes a gain on the sale of the Company's investment in Mexrail, Inc. of $4.4 million (See "Recent Developments - Sale of Mexrail, Inc. to TFM").

Interest Expense. Consolidated interest expense declined $7.8 million to $45.0 million for the year ended December 31, 2002 compared to $52.8 million for the year ended December 31, 2001. This decrease was the result of lower effective interest rates for the first six months of 2002 as well as lower debt balances. The Company's debt balance declined $75.8 million during 2002 from $658.4 million at December 31, 2001 to $582.6 million at December 31, 2002.

Debt Retirement Costs. Net income for the year ended December 31, 2002 includes debt retirement costs of $4.3 million related to the debt refinancing during the second quarter of 2002. (See "Recent Developments - Debt Refinancing - 7 1/2% Senior Notes").

Other Income. Other items affecting net income for the year ended December 31, 2002 were gains totaling approximately $7.4 million related to the sale of certain non-operating properties at a subsidiary of the Company and a $4.9 million gain on the sale of WGC. These items account for the majority of the increase reported in other income for 2002 compared to 2001.

Income Tax Expense. For the year ended December 31, 2002, the Company's income tax provision increased $4.1 million to $6.9 million compared to $2.8 million for the year ended December 31, 2001. This increase was primarily the result of gains on the sale of the Company's investments in WGC and Mexrail as well as gains realized on the sale of other non-operating assets. Lower interest costs for the year ended December 31, 2002 also contributed to the increase in the income tax provision. These factors, which led to an increase in the income tax provision, were partially mitigated by lower domestic operating income. Exclusive of equity earnings in Grupo TFM, the consolidated effective income tax rate for the year ended December 31, 2002 was 37.7% compared to 51.8% for the year ended December 31, 2001. This variance in the effective tax rate was primarily the result of changes in associated book/tax temporary differences and certain non-taxable items. The Company intends to indefinitely reinvest the equity earnings from Grupo TFM and accordingly, the Company does not provide deferred income tax expense for the excess of its book basis over the tax basis of its investment in Grupo TFM.

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


YEAR ENDED DECEMBER 31, 2001 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2000

Income from Continuing Operations. For the year ended December 31, 2001, income from continuing operations increased $14.4 million to $31.1 million (51(cent) per diluted share) from $16.7 million (28(cent) per diluted share) for the year ended December 31, 2000. This increase was primarily the result of a $13.0 million decline in interest expense, a $10.9 million decline in debt retirement costs and an $8.6 million increase in equity earnings from Grupo TFM, partially offset by an increase in the income tax provision of $10.3 million, a $3.6 million decrease in equity earnings from other unconsolidated affiliates, and a $2.4 million decrease in domestic operating income. Equity earnings for the year ended December 31, 2001 reflect the Company's proportionate share ($9.1 million) of the income recorded by Grupo TFM relating to the reversion of certain concession assets to the Mexican government.

Revenues. Consolidated revenues for the year ended December 31, 2001 totaled $583.2 million compared to $578.7 million for the year ended December 31, 2000. This $4.5 million, or 0.8%, increase resulted from higher KCSR revenues of approximately $2.7 million coupled with higher revenues from certain other smaller subsidiaries. The following discussion provides an analysis of KCSR revenues by commodity group.

     Chemical and Petroleum. For the year ended December 31, 2001, chemical and petroleum product revenues decreased $2.3 million (1.8%) compared to the year ended December 31, 2000. Higher revenues for plastic and inorganic chemical products were offset by declines in most other chemical products. The increase in revenues for plastic products resulted from a plant expansion by a customer in late 2000. The decline in other chemical and petroleum products resulted primarily from lower industrial production reflecting the impact of the slowdown of the U.S. economy. These volume related revenue declines were somewhat mitigated through certain price increases taken in 2001.

     Paper and Forest. Revenues for paper and forest products decreased $1.7 million (1.3%) for the year ended December 31, 2001 compared to the year ended December 31, 2000. As a result of the transfer of certain National Guard personnel and related equipment to a military base near KCSR's rail lines, military and other carloads increased $4.3 million for the year ended December 31, 2001. Additionally, for the year ended December 31, 2001, revenues for pulpwood and logchips increased $1.6 million due to a fungus problem with logchips during 2000 (which reduced 2000 revenues) that has since been resolved. These increases for the year ended December 31, 2001 were offset by declines in steel shipments and most other paper and forest product commodities. Contributing to the decline in certain lumber product revenues was an ongoing trade dispute between the United States and Canada relating to softwood lumber producers, which has reduced certain lumber traffic between Canada and Mexico. Negotiations between the United States and Canada are continuing in an effort to resolve this trade dispute. Steel shipments declined due to the loss of certain business and the timing of the receipt of steel shipments in 2001 compared to 2000. Additionally, a significant portion of our steel shipments relate to drilling pipe for oil exploration. Drilling activity has declined due to the reductions in the price of oil, thus resulting in less demand for drilling pipe. The continued decline in the U.S. economy continues to affect the paper and forest product industry significantly as the need for raw materials in related manufacturing and production industries decreased during 2001. Certain price increases during 2001 have partially offset related volume declines.

     Agricultural and Mineral. Agricultural and mineral product revenues decreased $6.3 million (6.3%) for the year ended December 31, 2001 compared to the year ended December 31, 2000. In 2001, domestic grain revenues decreased $4.1 million compared to 2000 primarily due to a general decline in the production of poultry in the United States, which decreased demand for grain deliveries to the Company's poultry producing customers. Additionally, during the first half of 2001, flooding in Iowa and Minnesota forced a temporary shift in the origination of some domestic grain shipments to Illinois and Indiana, resulting in significantly shorter hauls for KCSR. Export grain increased $1.3 million (14.0%) compared to the year ended December 31, 2000, primarily as a result of increased shipments of soybeans for export through the ports of Beaumont, Texas and Reserve, Louisiana during the fourth quarter of 2001. Annual declines in food products, ores and minerals and stone, clay and glass product revenues resulted primarily from the ongoing decline in the U.S. and global economies.

     Intermodal and Automotive. For the year ended December 31, 2001, intermodal and automotive revenues increased $4.9 million (7.6%) compared to the year ended December 31, 2000 as a result of an increase in automotive revenues of $9.1 million partially offset by a decrease in intermodal revenues of $4.2 million. Automotive revenues increased as a result of the following: (i) Mazda traffic originating at the International Freight Gateway ("IFG") at the former Richards-Gebaur airbase, located adjacent and connecting to KCSR's main line near Kansas City, Missouri; and (ii) Ford business originating on the CSX in Louisville and interchanged with the KCSR in East St. Louis. This Ford automotive traffic was shipped to Kansas City via KCSR and interchanged with Union Pacific Railroad for delivery to the western United States. During the third quarter of 2001, KCSR lost this Ford business due to competitive pricing from another rail carrier. Intermodal revenues for the year ended December 31, 2001 declined due to several factors, including (i) the impact of the slow-down in the U.S. economy, which has caused related declines in demand; (ii) customer erosion due to service delays arising from congestion experienced in the first quarter of 2001; and (iii) a marketing agreement with Norfolk Southern, which provides that KCSR will perform haulage services for Norfolk Southern from Meridian, Mississippi to Dallas, Texas for an agreed upon haulage fee. This marketing agreement was entered into in May 2000 and became fully operational in June 2000. A portion of the decline in intermodal revenues resulted from the Norfolk Southern haulage traffic that replaced existing intermodal revenues as KCSR is now receiving a smaller per unit haulage fee than the share of revenue it received as part of the intermodal movement. The margins on this traffic are improved, however, because it has a lower cost base to KCSR as certain costs such as fuel and car hire are incurred and paid by Norfolk Southern.

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

     Other. For the year ended December 31, 2001, other rail-related revenues declined $5.6 million, comprised of declines in switching and demurrage revenues of $2.9 million and $2.2 million, respectively, as well as declines in haulage revenues of $0.4 million. These declines related primarily to volume declines reflecting the weak economy. Demurrage revenues also declined due to more efficient fleet utilization resulting from a well operating railroad.

Costs and Expenses. Consolidated operating expenses increased $6.9 million (1.3%) to $527.8 million for the year ended December 31, 2001 compared to $520.9 for the year ended December 31, 2000 as a result of higher KCSR expenses of $1.7 million and higher expenses at certain other subsidiaries of $5.2 million.

     Compensation and Benefits. For the year ended December 31, 2001, consolidated compensation and fringe benefits expense declined $4.9 million compared to the year ended December 31, 2000, resulting from a $5.6 million reduction in costs for salaries and wages partially offset by an increase in fringe benefits expense of $0.7 million. This variance results primarily from a $4.2 million reduction of compensation and fringe benefits at KCSR resulting from a reduction in employee headcount arising from the workforce reduction discussed in "Significant Developments - Cost Reduction Plan" and lower costs associated with overtime due to improved operating efficiency. Fringe benefit costs were higher because of an approximate 17% increase in health insurance costs and an increase in unemployment insurance partially offset by a decline in expenses associated with stock option exercises and a $2.0 million reduction in retirement-based costs for certain union employees. The decline in compensation and fringe benefits expense was partially offset by the one-time severance costs of approximately $1.3 million associated with the workforce reduction.

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

     Operating Leases. For the year ended December 31, 2001, consolidated operating lease expense decreased $1.4 million compared to the year ended December 31, 2000. This decline was primarily the result of lower KCSR operating lease costs due to the expiration of certain leases for rolling stock that were not renewed due to better fleet utilization.

     Fuel. Fuel costs for the year ended December 31, 2001 decreased $4.2 million compared to the year ended December 31, 2000. This decrease was primarily the result of a 9.0% decline in the average price per gallon coupled with only a slight increase in fuel usage in 2001 compared to 2000. Fuel costs represented approximately 8.7% of total KCSR costs and expenses for the year ended December 31, 2001.

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

      Operating Income and KCSR Operating Ratio. Consolidated operating income for the year ended December 31, 2001 decreased $2.4 million, or 4.2%, to $55.4 million compared to $57.8 million for the year ended December 31, 2000. This decrease resulted from a $6.9 million increase in operating expenses partially offset by a $4.5 million increase in revenues. The operating income and operating ratio for KCSR improved to $67.0 million and 88.2%, respectively, for the year ended December 31, 2001 compared to $66.0 million and 88.3%, respectively, for the year ended December 31, 2000.

Equity in Net Earnings (Losses) of Unconsolidated Affiliates. For the year ended December 31, 2001, the Company recorded equity earnings of $27.1 million compared to equity earnings of $22.1 million for the year ended December 31, 2000. This increase is primarily the result of higher equity earnings from Grupo TFM of $8.6 million and an increase in equity earnings from Southern Capital of $1.0 million. These increases were partially offset by a $2.3 million decline in equity earnings from Mexrail and equity losses of $1.6 million recorded from PCRC relating mostly to costs associated with the start-up of the business.

Equity earnings related to Grupo TFM increased to $28.5 million for the year ended December 31, 2001 from $19.9 million for the year ended December 31, 2000. During the year ended December 31, 2001, TFM recorded approximately $54 million in pre-tax income related to the reversion of certain concession assets to the Mexican government. The Company's equity earnings for the year ended December 31, 2001 reflect it's proportionate share of this income of approximately $9.1 million. Grupo TFM's revenues increased 4.2% to $667.8 million for the year ended December 31, 2001 from $640.6 for the year ended December 31, 2000. These higher revenues were partially offset by an approximate 9.5% increase in operating expenses (exclusive of the income related to the reversion of certain concession assets to the Mexican government discussed above as well as other gains/losses recorded on the sales of other operating assets) resulting in a year to year decline in ongoing operating income of approximately 10.3%. Under U.S. GAAP, the deferred tax expense for Grupo TFM was $10.9 million for the year ended December 31, 2001 compared to a deferred tax benefit of $13.2 million for the year ended December 31, 2000.

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

Debt Retirement Costs. Income from continuing operations for the year ended December 31, 2000, includes debt retirement costs of $10.9 million related to certain debt refinancing and re-capitalization transactions during 2000. These costs were previously reported as an extraordinary item, but have been reclassified in accordance with SFAS 145. (See

"Significant Developments - Debt Refinancing and Re-capitalization of the Company's Debt Structure - Bond Tender and Other Debt Repayment").

Income Tax Expense. For the year ended December 31, 2001, the Company's income tax provision was $2.8 million compared to an income tax benefit of $7.5 million for the year ended December 31, 2000. Exclusive of equity earnings from Grupo TFM, the consolidated effective income tax rate for 2001 was 51.8%. In 2000, the comparable effective tax rate was negative. This variance in the income tax provision and effective tax rate was primarily the result of an increase in the Company's domestic operating results and changes in associated book/tax temporary differences and certain non-taxable items. Also contributing to this variance was a lower settlement amount during 2001 compared to 2000 relating to various income tax audit issues. Exclusive of equity earnings from Grupo TFM for the years ended December 31, 2001 and 2000, the Company recognized pre-tax income of $5.4 million for the year ended December 31, 2001 compared to a pre-tax loss of $10.7 million for the year ended December 31, 2000. The Company intends to indefinitely reinvest the equity earnings from Grupo TFM and accordingly, the Company does not provide deferred income tax expense for the excess of its book basis over the tax basis of its investment in Grupo TFM.

Income from Discontinued Operations. Net income for the year ended December 31, 2000 includes income from discontinued operations (Stilwell) of $363.8 million. As a result of the spin-off of Stilwell effective July 12, 2000, the Company did not report income from discontinued operations during the year ended December 31, 2001.

Cumulative Effect of Accounting Change. As a result of the implementation of SFAS 133 discussed in "Recent Developments- Implementation of Derivative Standard," the Company recorded an after-tax charge to earnings of $0.4 million in the first quarter of 2001. This charge is presented as a cumulative effect of an accounting change in the accompanying consolidated statements of income for the year ended December 31, 2001.


TRENDS AND OUTLOOK

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" for cautionary statements concerning forward-looking comments.

The Company improved its profitability and reduced its debt during the first half of 2002 in spite of the continued downturn in the North American economy. Consolidated revenue for the first half of 2002 declined 2.4% primarily as a result of slowdowns in the U.S. economy as well as reduced coal revenues. While the decline in revenues during the first half of 2002 adversely impacted operating results, the Company's efforts to maintain it's cost structure were effective as operating income increased compared to the first half of 2001. However, from mid-July to mid-November 2002, the Company's operations were significantly impacted by congestion throughout it's U.S. rail network and reduced operating efficiency related to the implementation of MCS (See "Recent Developments - Implementation of New Management Control System"). This MCS related congestion resulted in certain operating delays and higher expenses for certain categories including car hire, regular and overtime wages, fuel, certain equipment charges as well as MCS implementation related expenses. In addition to its impact on certain operating expenses, congestion related to the implementation of MCS also impacted revenues during the second half of 2002. Also contributing to these revenue declines were lower coal and automotive revenues, as well as the continued economic slowdown. Coal revenues declined due to a contractual rate reduction at one of the Company's major coal customers and the loss of business in the second quarter of 2002 due to the expiration of the contract. Automotive revenues declined due to the loss of certain business. Despite the overall decline in revenues year over year, however, management was encouraged by the positive trends noted for revenues in certain commodity groups, including chemical and petroleum products, paper and forest products, agricultural and mineral products, and intermodal traffic. Revenues for those commodities increased in 2002 compared to 2001 despite the continued slump in the U.S. economy. Additionally, during the latter part of the fourth quarter of 2002, the operational performance of the Company started to show signs of improvement. Key performance measurements such as terminal dwell time, train speed and average daily crew starts improved compared to the third quarter of 2002. Operations were essentially at normal levels by late fourth quarter of 2002. Management believes this trend will continue in 2003 and that MCS will provide the management tools necessary to enhance productivity and efficiency while decreasing costs.

While domestic operating results for the year ended December 31, 2002 were adversely impacted by the factors mentioned above, other areas showed improvement. The Company's investment in Grupo TFM continues to provide significant value as part of the Company's NAFTA rail network. Equity in earnings of Grupo TFM increased 136% for the year ended December 31, 2002 compared to the year ended December 31, 2001 (after adjusting for the Company's $9.1 million share of the income recorded by Grupo TFM related to the reversion of certain concession asset to the Mexican government during 2001). During 2002, the Company's equity in earnings in Grupo TFM was favorably impacted by a significant change in the deferred tax benefit for Grupo TFM. The year to year increase also resulted from the Company's increased ownership interest in Grupo TFM arising from the purchase of the Mexican government's ownership interest in Grupo TFM. Interest expense continued to decline as a result of lower effective interest rates during the first half of 2002, as well as lower debt balances as the Company continued to reduce its debt. The Company reduced consolidated debt by approximately $75.8 million from $658.4 million at December 31, 2001 to $582.6 million at December 31, 2002. Additionally, the Company realized significant gains in 2002 on the sale of certain investments and non-operating assets. During 2002, the Company realized a gain of $4.4 million on the sale of its investment in Mexrail to TFM and a gain of $4.9 million on the sale of its investment in WGC. The Company also realized gains of approximately $7.4 million on the sale of certain other non-operating assets. For the year ended December 31, 2002, the Company's diluted earnings per share increased 82.0% compared to the year ended December 31, 2001.

A current outlook for the Company's businesses for 2003 is as follows (refer to the first paragraph of "Overview" section of this Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, regarding forward-looking comments):

For 2003, the Company will focus on improving domestic operations and generating stronger growth in operating income. Management expects traffic growth to exceed growth in the economy and expects revenues for 2003 to increase approximately 3%. The Company plans to strive to increase efficiencies through a continued focus on improvements in productivity and operations, using MCS as the management tool to help enable this process.

Except as outlined herein, assuming normalized rail operations, variable costs and expenses are expected to be proportionate with revenues as management believes that operating difficulties related to the implementation of MCS have been resolved and the railroad has returned to relatively normal operations. Fuel expenses are expected to reflect market conditions, which management believes will be higher in 2003 given the current situations in foreign markets, such as Iraq and Venezuela. Insurance costs are expected to increase based on market conditions. Depreciation expense is expected to be higher in the first half of 2003 compared to the same period in 2002 primarily as a result of the implementation of MCS while remaining relatively flat for the remainder of the year. Operating leases are expected to remain relatively flat as increases in operating leases as a result of the occupancy of the Company's new corporate headquarters are expected to be mitigated by declines associated with better equipment utilization.

The Company expects to continue to participate in the earnings and losses from its equity investments in Grupo TFM, Southern Capital and PCRC. Due to the variability of factors affecting the Mexican economy, management can make no assurances regarding the impact that a change in the value of the peso or change in Mexican inflation will have on the results of Grupo TFM. See "Other - Foreign Exchange Matters" and Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" for further information. Upon completion of expansion of the port of Balboa in Panama, management believes that PCRC should provide the Company with opportunities for future earnings growth beginning in the early part of 2004.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW INFORMATION AND CONTRACTUAL OBLIGATIONS

Summary cash flow data follows for the years ended December 31, 2002, 2001 and 2000, respectively (dollars in millions):

                                                    2002         2001         2000
                                                 ---------    ---------    ---------
Cash flows provided by (used for):
     Operating activities                        $   100.4    $    68.2    $    74.7
     Investing activities                            (34.9)       (55.7)      (101.8)
     Financing activities                            (71.2)        (9.3)        36.7
                                                 ---------    ---------    ---------
Net increase (decrease) in
   Cash and cash equivalents                          (5.7)         3.2          9.6
Cash and cash equivalents at beginning of year        24.7         21.5         11.9
                                                 ---------    ---------    ---------
Cash and cash equivalents at end of year         $    19.0    $    24.7    $    21.5
                                                 =========    =========    =========

During the year ended December 31, 2002, the Company's consolidated cash position decreased by $5.7 million from December 31, 2001. This decrease was primarily the result of capital expenditures as well as the net repayment of long-term debt and debt issuance costs partially offset by cash flows from operating activities, proceeds from the sale of certain investments (Mexrail and WGC) and certain non-operating property and proceeds received from issuance of stock under employee stock plans.

Operating Cash Flows. The Company's cash flow from operations has historically been positive and sufficient to fund operations, as well as KCSR roadway capital improvements, other capital improvements and debt service. External sources of cash (principally bank debt and public debt) have been used to refinance existing indebtedness and to fund acquisitions, new investments, equipment additions and repurchases of Company common stock. The following table summarizes consolidated operating cash flow information for the years ended December 31, respectively (dollars in millions):

                                                         2002         2001         2000
                                                      ---------    ---------    ---------
Net income                                            $    57.2    $    30.7    $   380.5
Income from discontinued operations                          --           --       (363.8)
Depreciation and amortization                              61.4         58.0         56.1
Equity in undistributed earnings                          (43.4)       (27.1)       (23.8)
Distributions from unconsolidated affiliates                 --          3.0          5.0
Deferred income taxes                                      21.8         30.4         23.1
Gains on sales of properties and investments              (20.1)        (5.8)        (3.4)
Tax benefit realized upon exercise of stock options         4.5          5.6          9.3
Change in working capital items                            10.4        (41.2)        (9.3)
Other                                                       8.6         14.6          1.0
                                                      ---------    ---------    ---------
     Net operating cash flow                          $   100.4    $    68.2    $    74.7
                                                      =========    =========    =========

Net operating cash flows for 2002 were $100.4 million compared to $68.2 million in 2001 for an increase of $32.2 million. This increase was primarily attributable to higher net income as well as changes in working capital items related to collections on receivables partially offset by reductions in accounts payable, accrued liabilities and deferred income taxes as well as fluctuations in certain non-cash adjustments to net income.

Net operating cash inflows for 2001 decreased $6.5 million over 2000. This decrease was primarily attributable to changes in working capital balances relating primarily to casualty payments and variances in the current tax liability, lower cash flows related to the tax benefit associated with the exercise of stock options, and increase in income from continuing operations and fluctuations in certain non-cash adjustments to net income.

Investing Cash Flows. Net investing cash outflows were $34.9 million and $55.7 million during the years ended December 31, 2002 and 2001, respectively. This variance of $20.8 million was primarily caused by an increase of $31.1 million of proceeds received from the sale of investments and a $3.8 million decrease in investment in and loans to affiliates. In the first quarter of 2002, the Company sold its 49% interest in Mexrail to TFM for approximately $31.4 million. The proceeds from the sale exceeded the Company's carrying value of Mexrail by $11.2 million. The Company recognized a gain of $4.4 million on the sale while the remaining $6.8 million in excess proceeds has been deferred. The Company used the proceeds from the sale of Mexrail to reduce debt. These cash inflows were partially offset by a $13.8 million increase in capital expenditures compared to 2001.

Net investing cash outflows were $55.7 million and $101.8 million during the years ended December 31, 2001 and 2000, respectively. This variance of $46.1 million was primarily the result of a $38.5 million decline in 2001 capital expenditures and a $12.6 million increase in funds received from property dispositions, partially offset by an increase in investments in and loans to affiliates of $4.0 million. During the third quarter of 2001, the Company entered into a sale/leaseback transaction whereby it sold 446 boxcars to a third party for approximately $7.8 million. The Company realized a $4.7 million gain on this transaction, which has been deferred and will be recognized ratably over the lease term. The proceeds received from the sale of these boxcars were included as funds received from property dispositions in the accompanying cash flow statement and were used to reduce the Company's outstanding debt.

Cash used for property acquisitions was $79.8, $66.0 and $104.5 million in 2002, 2001 and 2000, respectively. Cash used for investments in and loans to affiliates was $4.4, $8.2 and $4.2 million in 2002, 2001 and 2000, respectively. Proceeds from the disposals of property were $18.1, $18.1, and $5.5 million in 2002, 2001 and 2000, respectively.

Generally, operating cash flows and borrowings under lines of credit have been used to finance property acquisitions and investments in and loans to affiliates.

Financing Cash Flows. Financing cash outflows are used primarily for the repayment of debt while financing cash inflows are generated from proceeds from the issuance of long-term debt and proceeds from the issuance of common stock under employee stock plans. Also included in financing cash flows are fluctuations in long-term liability accounts including long-term personal injury reserves. Financing cash flows for 2002, 2001, and 2000 were as follows:

o    Borrowings of $200, $35, and $1,052 million in 2002, 2001 and 2000, respectively. Proceeds from the issuance of debt in June 2002 were used to refinance term debt. In 2001, borrowings under the Company's revolving credit facility were used to make payments on the term debt. Proceeds from the issuance of debt in 2000 were used for refinancing debt in January and September 2000.

o Repayment of indebtedness in the amounts of $270.9, $51.3 and $1,015.4 million in 2002, 2001 and 2000, respectively. Repayment of indebtedness is generally funded through operating cash flows and proceeds from the disposals of property. In 2002, the repayment of indebtedness was funded from the proceeds from the issuance of debt as well as operating cash flows and proceeds from the disposals of certain assets. In 2001, the repayment of indebtedness was funded through borrowings under the Company's revolving credit facility, as well as operating cash flows and proceeds from the disposals of property. In 2000, repayments of debt included the refinancing of debt in January and September 2000.

o Payment of debt issuance costs of $5.7, $0.4, and $17.6 million in 2002, 2001 and 2000, respectively. In 2002, the Company paid $5.7 million of debt issuance costs related to the $200 million offering of 7 1/2% Notes in June of 2002. During the year ended December 31, 2000, the Company paid $17.6 million of debt issuance costs including $13.4 million associated with the January 2000 restructuring of the Company's debt and approximately $4.2 million associated with the $200 million offering of 9 1/2% Notes in the third quarter of 2000.

o Proceeds from the sale of KCS common stock pursuant to employee stock plans of $10.3, $8.9 and $17.9 million in 2002, 2001 and 2000, respectively.

o Payment of cash dividends of $0.2, $0.2 and $4.8 million in 2002, 2001 and 2000, respectively.

o Net accruals (payments) of long-term casualty claims of $3.4, ($2.1), and ($1.5) million in 2002, 2001, and 2000, respectively.

Contractual Obligations. The following table outlines the Company's obligations for payments under its capital leases, debt obligations and operating leases for the periods indicated. Typically, payments for these obligations are funded through operating cash flows. If operating cash flows are not sufficient, funds received from other sources, including property and other asset dispositions, might also be available. Additionally, the Company anticipates refinancing certain of its long-term debt maturing in 2006 and 2008 prior to maturity (dollars in millions).

                         Capital Leases                                                     Operating Leases
              -------------------------------------                               -------------------------------------

               Minimum                      Net          Long-
                Lease         Less        Present        Term         Total        Southern      Third
               Payments     Interest       Value         Debt          Debt        Capital       Party         Total
              ----------   ----------    ----------   -----------   ----------    ----------   ----------    ----------
2003          $      0.7   $      0.1    $      0.6   $       9.4   $     10.0    $     34.1   $     26.1    $     60.2
2004                 0.6          0.2           0.4           9.4          9.8          30.7         22.1          52.8
2005                 0.5          0.1           0.4           8.7          9.1          27.0         16.4          43.4
2006                 0.4          0.1           0.3           7.6          7.9          26.4         15.3          41.7
2007                 0.3          0.1           0.2          72.7         72.9          21.9         15.2          37.1
Later years          0.6          0.0           0.6         472.3        472.9         151.3         58.8         210.1
              ----------   ----------    ----------   -----------   ----------    ----------   ----------    ----------
Total         $      3.1   $      0.6    $      2.5   $     580.1   $    582.6    $    291.4   $    153.9    $    445.3
              ==========   ==========    ==========   ===========   ==========    ==========   ==========    ==========

CAPITAL EXPENDITURE REQUIREMENTS
Capital improvements for KCSR roadway track structures have historically been funded with cash flows from operations and external debt. The Company has traditionally used equipment trust certificates for major purchases of locomotives and rolling stock, while using internally generated cash flows or leasing for other equipment. Through its Southern Capital joint venture, the Company has the ability to finance railroad equipment, and therefore, has increasingly used lease-financing alternatives for its locomotives and rolling stock. As discussed in "Recent Events - Debt Refinancing," Southern Capital refinanced the outstanding balance of its bridge loan through the issuance of approximately $167.6 million of pass through trust certificates and the sale of 50 locomotives.

Internally generated cash flows and borrowings under the Company's lines of credit were used to finance capital expenditures (property acquisitions) of $79.8 million, $66.0 million and $104.5 million in 2002, 2001 and 2000, respectively. Internally generated cash flows and borrowings are expected to be used to fund capital programs for 2003, currently estimated at approximately $79 million.

KCSR MAINTENANCE
KCSR, like all railroads, is required to maintain its own property infrastructure. Portions of roadway and equipment maintenance costs are capitalized and other portions are expensed (as components of material and supplies, purchased services and others), as appropriate. Maintenance and capital improvement programs are in conformity with the Federal Railroad Administration's track standards and are accounted for in accordance with applicable regulatory accounting rules. Management expects to continue to fund roadway and equipment maintenance expenditures with internally generated cash flows. Maintenance expenses (exclusive of amounts capitalized) for way and structure (roadbed, rail, ties, bridges, etc.) and equipment (locomotives and rail cars) for the three years ended December 31, 2002, 2001 and 2000, respectively, as a percentage of KCSR revenues were as follows (dollars in millions):

                                      KCSR Maintenance
                 ----------------------------------------------------------
                    Way and Structure                       Equipment
                 -----------------------            -----------------------
                              Percent of                         Percent of
                  Amount        Revenue              Amount       Revenue
                 --------     ----------            --------     ----------
2002             $   43.6            7.7%           $   48.2            8.5%
2001                 43.9            7.5                44.8            7.7
2000                 39.8            6.9                44.3            7.7

CAPITAL STRUCTURE
Components of the Company's capital structure are as follows (dollars in millions).

                                               2002        2001        2000
                                             --------    --------    --------
Debt due within one year                     $   10.0    $   46.7    $   36.2
Long-term debt                                  572.6       611.7       638.4
                                             --------    --------    --------
     Total debt                                 582.6       658.4       674.6

Stockholders' equity                            752.9       680.3       643.4
                                             --------    --------    --------

Total debt plus equity                       $1,335.5    $1,338.7    $1,318.0
                                             ========    ========    ========

Total debt as a percent of
     Total debt plus equity ("debt ratio")       43.6%       49.2%       51.2%
                                             --------    --------    --------

The Company's consolidated debt ratio as of December 31, 2002 decreased 5.6 percentage points compared to December 31, 2001. Total consolidated debt decreased $75.8 million as a result of net repayments of long-term debt and the elimination of $4.9 million of debt as a result of the sale of WGC. Stockholders' equity increased $72.6 million as a result of 2002 net income of $57.2 million and the issuance of common stock under employee stock plans partially offset by dividends on preferred stock. This increase in stockholders' equity coupled with the decrease in debt resulted in the continued decline in the debt ratio from December 31, 2001.

The Company's consolidated debt ratio as of December 31, 2001 decreased 2.0 percentage points compared to December 31, 2000. Total debt decreased $16.2 million as a result of net repayments of long-term debt. Stockholders' equity increased $36.9 million as a result of 2001 net income of $30.7 million, and the issuance of common stock under employee stock plans partially offset by dividends on preferred stock and a reduction of equity related to accumulated comprehensive income arising from a SFAS 133 adjustment related to our unconsolidated affiliate, Southern Capital. The increase in stockholders' equity coupled with the decrease in debt resulted in the decline in the debt ratio from December 31, 2000.

Under the existing capital structure of KCS at December 31, 2002, management anticipates that the ratio of debt to total capitalization will decline slightly during 2003 as a result of net debt repayments and an increase to stockholders' equity.

Registration of 7 1/2% Senior Unsecured Notes. On June 12, 2002, KCSR issued $200 million of 7 1/2% senior notes due June 15, 2009 through a private offering pursuant to rule 144A under the Securities Act of 1933 in the United States and Regulation S outside the United States. On July 12, 2002, KCSR submitted a Form S-4 Registration Statement to the SEC as amended on July 24, 2002, relative to an Exchange Offer for the $200 million 7 1/2% senior notes due 2009 as described above in "Recent Developments - Debt Refinancing - 7 1/2% Senior Notes."

KCS Credit Agreement. In June 2002, the Company entered into a new credit agreement as described above in "Recent Developments - Debt Refinancing - New Credit Agreement."

Refinance of Southern Capital Bridge Loan. On June 25, 2002, Southern Capital refinanced the outstanding balance of its bridge loan through the issuance of approximately $167.6 million of pass through trust certificates and the sale of 50 locomotives as described above in "Recent Developments - Debt Refinancing - Southern Capital."

Registration of 9 1/2% Senior Unsecured Notes. During the third quarter of 2000, KCSR completed a $200 million private offering of debt securities. On January 25, 2001, KCSR filed a Form S-4 Registration Statement with the SEC relative to an Exchange Offer for the $200 million 9 1/2% Senior unsecured notes due 2008 as described above in "Significant Developments - Debt Refinancing and Re-capitalization of the Company's Debt Structure - Registration of Senior Unsecured Notes."

OVERALL LIQUIDITY
The Company has financing available under the Revolver with a maximum borrowing amount of $100 million. As of December 31, 2002, all $100 million was available under the Revolver. The New Credit Agreement contains, among other provisions, various financial covenants. The Company was in compliance with these provisions, including the financial covenants as of December 31, 2002 and expects to be in compliance throughout 2003. As a result of these financial covenants, the Company's borrowings under the Revolver may be restricted. See below for discussion of the possibility of the Company requesting a waiver from these financial covenants during 2003. Also see "Recent Developments - Debt Refinancing."

As discussed in Item 1, "Business - Rail Network - Significant Investments - Grupo TFM," Grupo TMM and KCS, or either Grupo TMM or KCS, could be required to purchase the Mexican government's interest in TFM. However, this provision is not exercisable prior to October 31, 2003 without the consent of Grupo TFM. If KCS and Grupo TMM, or either KCS or Grupo TMM alone had been required to purchase the Mexican government's 20% interest in TFM, the total purchase price would have been approximately $485.0 million as of December 31, 2002. The Company is exploring various alternatives for financing this transaction. It is anticipated that this financing, if necessary, can be accomplished using the Company's ability to access the capital markets. No commitments for such financing have been obtained at this time. In conjunction with exploring various alternatives for financing this transaction, the Company anticipates requesting a waiver from existing financial covenants in the New Credit Agreement to provide flexibility in structuring the funding for this transaction. Although, the Company's current cash position would allow it to meet its financial covenants as of March 31, 2003, management has decided to seek this waiver in order to permit the Company to retain this cash pending its analysis of financing alternatives for this transaction.

As discussed in "Significant Developments - Shelf Registration Statements and Public Securities Offerings," the Company filed the Initial Shelf on Form S-3 (Registration No. 33-69648) in September 1993, as amended in April 1996, for the offering of up to $500 million in aggregate amount of securities. The SEC declared the Initial Shelf effective on April 22, 1996; however, no securities have been issued thereunder. The Company has carried forward $200 million aggregate amount of unsold securities from the Initial Shelf to the Second Shelf filed on Form S-3 (Registration No. 333-61006) on May 16, 2001 for the offering of up to $450 million in aggregate amount of securities. The SEC declared the Second Shelf effective on June 5, 2001. Securities in the aggregate amount of $300 million remain available under the Initial Shelf and securities in the aggregate amount of $450 million remains available under the Second Shelf. To date, no securities have been issued under either the Initial Shelf or Second Shelf.

The Company believes, based on current expectations, that its cash and other liquid assets, operating cash flows, access to capital markets, borrowing capacity, and other available financing resources are sufficient to fund anticipated operating, capital and debt service requirements and other commitments through 2003 (see comment above with respect to purchase of Mexican government's 20% interest in TFM). However, the Company's operating cash flows and financing alternatives can be impacted by various factors, some of which are outside of the Company's control. For example, if the Company were to experience a substantial reduction in revenues or a substantial increase in operating costs or other liabilities, its operating cash flows could be significantly reduced. Additionally, the Company is subject to economic factors surrounding capital markets and the Company's ability to obtain financing under reasonable terms is subject to market conditions. Further, the Company's cost of debt can be impacted by independent rating agencies, which assign debt ratings based on certain credit measurements such as interest coverage and leverage ratios.

CRITICAL ACCOUNTING ESTIMATES

The accounting and financial reporting policies of the Company are in conformity with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management has discussed the development and selection of the critical accounting estimates discussed herein related to the recoverability and useful lives of assets as well as liabilities for litigation, environmental remediation, casualty claims, and income taxes with the audit committee of the Company's Board of Directors and the audit committee has reviewed the Company's related disclosures herein.

Depreciation of Property, Plant and Equipment
The railroad industry is extremely capital intensive. Plant maintenance and the depreciation of operating assets constitutes a substantial operating cost for the Company, as well as the railroad industry as a whole. The Company capitalizes property, plant and equipment and depreciates it consistent with industry standards and rules established by the STB. The cost of property, plant and equipment normally retired, less salvage value, is charged to depreciation expense over the estimated life of the operating assets using composite straight-line rates for financial statement purposes. The STB approves the depreciation rates used by KCSR (excluding the amortization of computer software). KCSR periodically conducts studies of depreciation rates for properties and equipment and implements approved changes, as necessary, to depreciation rates. These studies take into consideration the historical retirement experience of similar assets, the current condition of the assets, current operations and potential changes in technology, estimated salvage value of the assets, and industry regulations. For all other consolidated subsidiaries, depreciation is derived based upon the asset value in excess of estimated salvage value using the straight-line method over the estimated useful lives of the assets for financial reporting purposes. Depreciation is based upon estimates of the useful lives of assets as well as their net salvage value at the end of their useful lives. Estimation of the useful lives of assets that are long-lived as well as their salvage value requires significant management judgement. Accordingly, management believes that accounting estimates related to depreciation expense are critical.

For the years ended December 31, 2002, 2001 and 2000, no significant changes have been made to the depreciation rates applied to operating assets, the underlying assumptions related to estimates of depreciation, or the methodology applied. Currently, the Company depreciates its operating assets, including road and structures, rolling stock and equipment, and capitalized leases over a range of 3 to 100 years, depending upon the estimated life of the particular asset. The Company amortizes computer software over a range of 3 to 12 years, depending upon the estimated useful life of the software. However, certain events could occur that would materially effect the Company's estimates and assumptions related to depreciation. Unforeseen changes in operations or technology could substantially alter management's assumptions regarding the Company's ability to realize the return of its investment in operating assets and therefore affect the amount of depreciation expense to charge against both current and future revenues. Because depreciation expense is a function of analytical studies made of property, plant and equipment, subsequent studies could result in different estimates of useful lives and net salvage values. If future depreciation studies yield results indicating that the Company's assets have shorter lives as a result of obsolescence, physical condition, changes in technology or changes in net salvage values, the estimate of depreciation expense could increase. Likewise, if studies indicate that assets have longer lives, the estimate of depreciation expense could decrease. For the year ended December 31, 2002, consolidated depreciation expense was $61.4 million, representing 11.8% of consolidated operating expenses. If the estimated lives of all assets being depreciated were increased by one year, the consolidated depreciation expense would have decreased by approximately $2.4 million or 3.9%. If the estimated lives of all assets being depreciated were decreased by one year, the consolidated depreciation expense would have increased by approximately $2.6 million or 4.2%.

Provision for Environmental Remediation
The Company's operations are subject to extensive federal, state and local environmental laws and regulations. The major environmental laws to which the Company is subject, include, among others, the Federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA," also known as the Superfund law), the Toxic Substances Control Act, the Federal Water Pollution Control Act, and the Hazardous Materials Transportation Act. CERCLA can impose joint and several liability for cleanup and investigation costs, without regard to fault or legality of the original conduct, on current and predecessor owners and operators of a site, as well as those who generate, or arrange for the disposal of, hazardous substances. The risk of incurring environmental liability is inherent in the railroad industry. The Company owns property that is, or has been, used for industrial purposes. Use of these properties may subject the Company to potentially material liabilities relating to the investigation and cleanup of contaminants, claims alleging personal injury, or property damage as the result of exposures to, or release of, hazardous substances.

The Company conducts studies, as well as site surveys, to determine the extent of environmental damage and determine the necessary requirements to remediate this damage. These studies incorporate the analysis of our internal environmental engineering staff and consultation with legal counsel. From these studies and surveys, a range of estimates of the costs involved is derived and a liability and related expense for environmental remediation is recorded within this range. The Company's recorded liabilities for these issues represent its best estimates (on an undiscounted basis) of remediation and restoration costs that may be required to comply with present laws and regulations. These estimates are based on forecasts of the total future direct costs related to environmental remediation. These estimates change periodically as additional or better information becomes available as to the extent of site remediation required, if any. In addition, advanced technologies related to the detection, appropriate remedial course of action and anticipated cost can influence these estimates. Certain changes could occur that would materially effect the Company's estimates and assumptions related to costs for environmental remediation. If the Company becomes subject to more stringent environmental remediation costs at known sites, if the Company discovers additional contamination, discovers previously unknown sites, or becomes subject to related personal or property damage, the Company could incur material costs in connection with its environmental remediation. Accordingly, management believes that estimates related to the accrual of environmental remediation liabilities are critical to the Company's results of operations.

For the year ended December 31, 2002, the expense related to environmental remediation was $2.4 million and is included as purchased services expense on the consolidated statements of income. Additionally, as of December 31, 2002, the Company has a total liability recorded for environmental remediation of $5.4 million. This amount was derived from a range of reasonable estimates based upon the Company's studies and site surveys described above and in accordance with Statement of Financial Accounting Standards No. 5 "Accounting for Contingencies" ("SFAS 5"). For environmental remediation sites known as of December 31, 2002, if the highest estimate from the range (based upon information presently available) were recorded, the total estimated liability would have increased $3.7 million in 2002.

Provision for Casualty Claims
Due to the nature of railroad operations, claims related to personal injuries, or third party liability resulting from crossing collisions as well as claims related to damage to personal property and other casualties, is a substantial expense to the Company. For personal injury claims, employees are compensated for work related injuries according to provisions contained within the Federal Employers Liability Act. ("FELA"). Claims are estimated and recorded for known reported occurrences as well as for incurred but not reported ("IBNR") occurrences. Consistent with the general practice within the railroad industry, the Company's estimated liability for these casualty expenses is actuarially determined on an undiscounted basis. In estimating the liability for casualty claims, the Company obtains an estimate from an independent third party actuarial firm, which calculates an estimate using historical experiences and estimates of claim costs as well as numerous assumptions regarding factors relevant to the derivation of an estimate of future claim costs. For other occupational injury claims, an assessment is made on a case-by-case basis in accordance with SFAS 5.

Personal injury and casualty claims are subject to a significant degree of uncertainty, especially estimates related to IBNR personal injuries as a party has yet to assert a claim and therefore the degree to which injuries have been incurred and the related costs have not yet been determined. Additionally, in estimating costs related to casualty claims, management must make assumptions regarding future costs. The cost of casualty claims is significantly related to numerous factors, including the severity of the injury, the age of the claimant, and the legal jurisdiction. Therefore, in deriving an estimation of the provision for casualty claims, management must make assumptions related to substantially uncertain matters. Additionally, changes in the assumptions made in actuarial studies could potentially have a material effect on the estimate of the provision for casualty claims. Accordingly, management believes that the accounting estimate related to the liability for personal injuries and other casualty claims is critical to the Company's results of operations.

During the year ended December 31, 2001, the Company modified its approach towards employee and third party personal injury liabilities. Prior to 2001, the Company's strategy had been to challenge claimants and prolong litigation, thereby potentially increasing the long-term costs of the incident. In 2001, the Company decided to aggressively pursue settlement options of open claims when warranted, thereby reducing legal costs and ultimately overall casualty expense. This change in approach towards claim settlement led to substantial payments to claimants in 2001 for 2001 and prior year casualty incidents. While this significantly impacted the Company's 2001 casualty expense and related liability accounts, we believe this methodology has the Company better positioned to control its ongoing casualty expense.

Additionally, this change in approach towards claim settlement also led to changes in assumptions relating to the actuarial study conducted in order to estimate future claims cost and estimate an adequate reserve for casualty losses incurred.

For the year ended December 31, 2002, the provision for casualty events was approximately $15.3 million and was included in casualties and insurance expense in the consolidated statements of income. Additionally, as of December 31, 2002, the Company had a total liability recorded for casualty claims of approximately $36.9 million. For the year ended December 31, 2002, the provision for casualty expense represented 2.7% of consolidated operating expenses. For purposes of earnings sensitivity analysis, if the December 31, 2002 reserve were adjusted (increased or decreased) 10%, casualty expense would have changed $3.7 million.

Provision for Income Taxes
Deferred income taxes represent a substantial liability of the Company. For financial reporting purposes, the Company's management determines the Company's current tax liability as well as those taxes incurred as a result of current operations yet deferred until future periods. In accordance with the liability method of accounting for income taxes as specified in Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," the provision for income taxes is the sum of income taxes both currently payable and deferred. Currently payable income taxes represent the liability related to the Company's income tax return for the current year while the net deferred tax expense or benefit represents the change in the balance of deferred tax assets or liabilities as reported on the balance sheet. The changes in deferred tax assets and liabilities are determined based upon the changes in differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes as measured by the enacted tax rates that management estimates will be in effect when these differences reverse. In addition to estimating the future tax rates applicable to the reversal of tax differences, management must also make certain assumptions regarding whether tax differences are permanent or temporary. If the differences are temporary, management must estimate the timing of their reversal, and whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets of the Company. Accordingly, management believes that the estimate related to the provision for income taxes is critical to the Company's results of operations.

For the years ended December 31, 2002, 2001, and 2000, management made no material changes in its assumptions regarding the determination of the provision for income taxes. However, certain events could occur that would materially affect the Company's estimates and assumptions regarding deferred taxes. Changes in current tax laws and applicable enacted tax rates could affect the valuation of deferred tax assets and liabilities, thereby impacting the Company's income tax provision. Additionally, significant declines in taxable operating income could materially impact the realizable value of deferred tax assets.

As of December 31, 2002, the Company's financial reporting basis exceeded the tax basis of its investment in Grupo TFM by $79.4 million. Management has not provided a deferred income tax liability for the income taxes, if any, that would become payable upon the realization of this basis difference as the Company intends to reinvest in Grupo TFM the financial statement earnings that yielded the basis difference. Likewise the Company has no plans to realize this basis differential by a sale of its investment in Grupo TFM. If management were to change this assumption in determining its provision for deferred taxes, the impact on earnings could be significant. If the Company were to realize this basis difference in the future by a receipt of dividends or the sale of its investment in Grupo TFM, as of December 31, 2002, the Company could incur additional gross federal income taxes of approximately $27.8 million, which may be partially or fully offset by Mexican income taxes and could be available to reduce federal income taxes at such time.

For the year ended December 31, 2002, the Company's provision for income taxes was $6.9 million consisting of ($14.9) million for the current tax benefit and $21.8 million for the deferred tax expense. Changes in management's estimates and assumptions regarding the enacted tax rate applied to deferred tax assets and liabilities, the ability to realize the value of deferred tax assets, or the timing of the reversal of tax basis differences could potentially impact the provision for income taxes. Changes in these assumptions could potentially change the effective tax rate. A 1% change in the effective tax rate from 37.7% (exclusive of the equity in earnings of Grupo TFM - see "Results of Operations - Income Tax Expense") to 38.7% would increase the current year income tax provision $0.2 million.

Equity in Net Earnings of Grupo TFM

Equity in the earnings of unconsolidated affiliates is a significant component of the Company's net income. For financial reporting purposes, the Company records equity in the net earnings of its unconsolidated affiliates in accordance with the provisions of Accounting Principles Board Opinion No. 18 "The Equity Method of Accounting for Investments in Common Stock." For the Company's investment in Grupo TFM, the equity in net earnings recorded by the Company is materially impacted by estimates included in Grupo TFM's tax computation. These estimates are dependent to a certain extent on changes in Mexican tax rates, fluctuations in the Mexican rate of inflation and changes in the exchange rate between the U.S. dollar and the Mexican peso. To determine the income tax provision (benefit) and the value of deferred tax assets and liabilities, Grupo TFM and KCS management must make assumptions and estimates related to material amounts into the future. Accordingly, management of the Company believes that the accounting estimate made by Grupo TFM and KCS management related to Grupo TFM's provision for income taxes is a "critical accounting estimate" due to its significant impact on the Company's results of operations.

For the years ended December 31, 2001 and 2000, there were no material changes in the assumptions regarding the determination of the provision for income taxes for Grupo TFM. Effective January 1, 2002, Mexico implemented changes in its income tax laws that had an impact on the Company's equity in Grupo TFM's earnings reported under the equity method of accounting. Beginning in 2003, the Mexican corporate income tax rate will be reduced from 35% to 32% in one-percent increments over the next four years. As a result of this change in tax rates, management's assumptions and estimates related to the value of Grupo TFM's net tax asset changed, and the value of Grupo TFM's tax asset was reduced by approximately $7.6 million in the year ended December 31, 2002 resulting in an impact of approximately $2.8 million to the Company. The provision for income taxes and the value of Grupo TFM's net deferred tax assets could further be impacted by changes in the rate of inflation in Mexico, provisions within Mexican tax law that provide for inflation indexation for tax purposes, as well as changes in the exchange rate between the U.S. dollar and the Mexican peso. Changes in these estimates could have a material impact on the Company's equity in earnings in Grupo TFM.


OTHER

Significant Customer. Southwestern Electric Power Company ("SWEPCO") is the Company's only customer that accounted for more than 10% of revenues during the years ended December 31, 2002, 2001, and 2000, respectively. SWEPCO is a subsidiary of American Electric Power, Inc. Revenues related to SWEPCO during these periods were $64.7, $75.9, and $67.2 million, respectively. KCSR coal revenues declined in 2002 as a result of a contractual rate reduction for SWEPCO, which became effective on January 1, 2002.

Derivative Instruments and Purchase Commitments. Fuel expense is a significant component of the Company's operating expenses. Fuel costs are affected by (i) traffic levels, (ii) efficiency of operations and equipment, and (iii) fuel market conditions. Controlling fuel expenses is a top priority of management. As a result, from time to time, the Company will enter into transactions to hedge against fluctuations in the price of its diesel fuel purchases to protect the Company's operating results against adverse fluctuations in fuel prices. KCSR enters into forward diesel fuel purchase commitments and commodity swap transactions (fuel swaps or caps) as a means of fixing future fuel prices. Commodity swap or cap transactions are accounted for as hedges under SFAS 133 and are correlated to market benchmarks. Positions are monitored to ensure that they will not exceed actual fuel requirements in any period. See Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" for further information with respect to these fuel transactions.

At December 31, 2001 the Company had five separate interest rate cap agreements for an aggregate notional amount of $200 million. These interest rate cap agreements expired during 2002. See "Significant Developments - Implementation of Derivative Standard" and Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" for discussion of these interest rate cap transactions. As of December 31, 2002, the Company did not have any interest rate cap agreements or interest rate hedging instruments.

Derivative transactions entered into by the Company are intended to mitigate the impact of rising fuel prices and interest rates and, if applicable, are recorded using the accounting policies as set forth in Item 8, "Financial Statements and Supplementary Data - Note 2- Significant Accounting Policies" of this Form 10-K. In general, the Company enters into transactions such as those discussed above in limited situations based on management's assessment of current market conditions and perceived risks. Historically, the Company has engaged in a limited number of such transactions and their impact has been insignificant. However, the Company intends to respond to evolving business and market conditions in order to manage risks and exposures associated with the Company's various operations, and in doing so, may enter into transactions similar to those discussed above.

Foreign Exchange Matters. In connection with the Company's investment in Grupo TFM, matters arise with respect to financial accounting and reporting for foreign currency transactions and for translating foreign currency transactions into U.S. dollars. The Company follows the requirements outlined in Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation" ("SFAS 52"), and related authoritative guidance. The Company uses the U.S. dollar as the functional currency for Grupo TFM. Equity earnings (losses) from Grupo TFM included in the Company's results of operations reflect the Company's share of any such translation gains and losses that Grupo TFM records in the process of translating certain transactions from Mexican pesos to U.S. dollars. Results of the Company's investment in Grupo TFM are reported under U.S. GAAP while Grupo TFM reports its financial results under IAS. Because the Company is required to report its equity earnings (losses) in Grupo TFM under U.S. GAAP and Grupo TFM reports under IAS, differences in deferred income tax calculations and the classification of certain operating expense categories occur.

The Company continues to evaluate existing alternatives with respect to utilizing foreign currency instruments to hedge its U.S. dollar investment in Grupo TFM as market conditions change or exchange rates fluctuate. At December 31, 2002, 2001and 2000, the Company had no outstanding foreign currency hedging instruments.

New Accounting Pronouncements. Effective January 1, 2002, the Company implemented Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 provides, among other things, that goodwill with an indefinite life shall no longer be amortized, but shall be evaluated for impairment on an annual basis. SFAS 142 also requires separate presentation of goodwill on the balance sheet and impairment losses are to be shown as a separate item on the income statement. Additionally, changes in the carrying amount of goodwill should be disclosed in the footnotes to the financial statements. SFAS 142 also requires various transitional disclosures until all periods presented reflect the provisions of SFAS 142. These transitional disclosures include the presentation of net income and earnings per share information adjusted to exclude amortization expense (including the related income tax effects) for all periods presented. These transitional disclosures are presented in the table below.

The Company has presented its goodwill as a separate line item in the accompanying balance sheets. Additionally, the Company has performed its goodwill impairment test and determined that existing goodwill is not impaired. During the year ended December 31, 2002, the Company's goodwill decreased $8.5 million due to the sale of Mexrail to TFM and $0.2 million due to the sale of WGC.

                                                         Year Ended December 31,
                                                   ---------------------------------
                                                      2002        2001        2000
                                                   ---------   ---------   ---------
Reported income from continuing operations         $    57.2   $    31.1   $    16.7
Add back:  Goodwill amortization                          --         0.6         0.6
                                                   ---------   ---------   ---------
Adjusted income from continuing operations         $    57.2   $    31.7   $    17.3
                                                   =========   =========   =========

Reported income from discontinued operations       $      --   $      --   $   363.8
Add back:  Goodwill amortization                          --          --         5.7
                                                   ---------   ---------   ---------

Adjusted income from discontinued operations       $      --   $      --   $   369.5
                                                   =========   =========   =========

Reported net income                                $    57.2   $    30.7   $   380.5
Add back:  Goodwill amortization                          --         0.6         6.3
                                                   ---------   ---------   ---------
Adjusted net income                                $    57.2   $    31.3   $   386.8
                                                   =========   =========   =========

Reported diluted earnings per share from
   Continuing operations                           $    0.91   $    0.51   $    0.28
Add back:  Goodwill amortization                          --        0.01        0.01
                                                   ---------   ---------   ---------
Adjusted diluted earnings per share from
   Continuing operations                           $    0.91   $    0.52   $    0.29
                                                   =========   =========   =========

Reported diluted earnings per share from
   Discontinued operations                         $      --   $      --   $    6.14
Add back:  Goodwill amortization                          --          --        0.10
                                                   ---------   ---------   ---------
Adjusted diluted earnings per share from
   Discontinued operations                         $      --   $      --   $    6.24
                                                   =========   =========   =========

Reported diluted earnings per share - net income   $    0.91   $    0.50   $    6.42
Add back:  Goodwill amortization                          --        0.01        0.11
                                                   ---------   ---------   ---------
Adjusted diluted earnings per share - net income   $    0.91   $    0.51   $    6.53
                                                   =========   =========   =========

In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 is effective for fiscal years beginning after June 15, 2002. Under SFAS 143, the fair value of a liability for an asset retirement obligation must be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. KCSR, along with other Class I railroads, depreciates track structure (rail, ties, and other track material) in accordance with regulation promulgated by the STB. These regulations require KCSR to depreciate track structure to a net salvage value (gross estimated salvage value less estimated costs to remove the track structure at the end of its useful life). For certain track structure such as ties, with little or no gross salvage value, this practice ultimately results in depreciating an asset below zero, and thus, in effect, results in a liability. Under the new requirements of SFAS 143, in the absence of a legal obligation to remove the track structure, such accounting practice is not allowed. In the opinion of management, a legal obligation to remove track structure does not exist. Accordingly, the Company is currently reviewing its depreciation of track structures to determine instances where the depreciation of removal costs has resulted or would be expected (based on the current depreciation rate) to result in the depreciation of an asset below zero when considering net salvage value. To the extent that accumulated depreciation includes amounts related to instances of excess depreciation, a cumulative effect adjustment will be recorded to reflect the change in accounting principle required by SFAS 143 in the first quarter of 2003. Additionally, future depreciation rates applied to certain track structure elements that were previously yielding a negative salvage value will be modified to comply with the provisions of SFAS 143. The Company intends to adopt the provisions of SFAS 143 in the first quarter of 2003. The Company is currently assessing the potential impact of SFAS 143 on its consolidated results of operations, financial position, and cash flows.

In June 2002, the FASB issued Statement No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Under SFAS 146, a liability for a cost associated with an exit or disposal activity must be recognized when the liability is incurred. Previously, a liability for an exit cost was recognized as of the date of an entity's commitment to an exit or disposal plan. The Company is currently evaluating the provisions of SFAS 146 and does not expect the adoption of this pronouncement to have a material impact on its consolidated results of operations, financial position, or cash flows.

In December 2002, the FASB issued Statement No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS 148"). SFAS 148 provides two additional transition methods for entities that adopt the method of accounting for stock-based compensation as defined in SFAS 123. The Company is currently evaluating the provisions of SFAS 148 and, if adopted, does not expect it to have a material impact on its consolidated results of operations, financial position, or cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 provides guidance on the accounting and disclosure requirements relating to the issuance of certain types of guarantees and requires the guarantor to recognize at the inception of a guarantee a liability for the fair value of the potential obligation. The provisions for the initial recognition and measurement of guarantees are effective prospectively for all guarantees issued or modified after December 31, 2002. The disclosure requirements under FIN 45 were effective for financial statements for periods ending after December 15, 2002. KCS management does not believe that the adoption of FIN 45 will have a material impact on its consolidated results of operations, financial position, or cash flows. See Item 8, "Financial Statements and Supplementary Data - Note 5 and - Note 11 to the Company's consolidated financial statements for disclosures of guarantees.

In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities," ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to certain variable interest entities created after January 31, 2003. The Company is currently assessing the potential impact of this accounting interpretation on its method of accounting for unconsolidated subsidiaries and does not believe it will have a material impact on its consolidated results of operations, financial position, or cash flows.

Litigation. The Company and its subsidiaries are involved as plaintiff or defendant in various legal actions arising in the normal course of business. While the ultimate outcome of the various legal proceedings involving the Company and its subsidiaries cannot be predicted with certainty, it is management's opinion (after consultation with legal counsel) that the Company's litigation reserves are adequate. See "Significant Developments - Bogalusa Cases" and "Significant Developments - Duncan Case Settlement" for a discussion of the dismissal and settlement of those cases, respectively. Additionally, see "Significant Developments- Houston Cases" for a discussion of the ongoing proceedings in that case. Also see "Recent Developments - Automobile Accident" for discussion of a potential legal claim.

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

Stilwell Tax Dispute. On November 19, 2002, Stilwell, now Janus Capital Group Inc., filed a Statement of Claim against KCS with the American Arbitration Association. This claim involves the entitlement to compensation expense deductions for federal income tax purposes which are associated with the exercise of certain stock options issued by Stilwell (the "Substituted Options") in connection with the Spin-off of Stilwell from KCS on July 12, 2000. Stilwell alleges that upon exercise of a Substituted Option, Stilwell is entitled to the associated compensation expense deductions. Stilwell bases its claim on a letter, dated August 17, 1999, addressed to Landon H. Rowland, Chairman, President and Chief Executive Officer of Kansas City Southern Industries, Inc. (the "Letter"), purporting to allow Stilwell to claim such deductions. The Letter was signed by the Vice President and Tax Counsel of Stilwell, who was also at the time the Senior Assistant Vice President and Tax Counsel of KCS, and by Landon H. Rowland, currently a director of KCS and the non-executive Chairman of Janus Capital Group Inc., who was at that time a director and officer of both Stilwell and KCS.

Stilwell seeks a declaratory award and/or injunction ordering KCS to file and amend its tax returns for the tax year 2000 and subsequent years to reflect that KCS does not claim the associated compensation expense deductions and to indemnify Stilwell against any related taxes imposed upon Stilwell, which allegedly has taken, and plans to take, such
                                                                         Page 53
deductions. On December 20, 2002, KCS filed an Objection to Stilwell's Demand for Arbitration and Motion to Dismiss. KCS disputes the validity and enforceability of the Letter. KCS asserts, among other things, that a Private Letter Ruling issued by the Internal Revenue Service on July 9, 1999 provides that KCS subsidiaries are entitled to compensation expense deductions upon exercise of Substituted Options by their employees.

KCS has answered that the claims of Stilwell are without merit and intends to vigorously defend against them. Given the early stage of the proceeding, KCS is unable to predict the outcome, but does not expect this matter to result in any material adverse financial consequences to KCS's net income in the event, which it regards as unlikely, that it would not prevail.

Environmental Matters. As discussed above in "Critical Accounting Estimates," the Company's operations, as well as those of its competitors, are subject to extensive federal, state and local environmental laws and regulations. Certain laws and regulations can impose joint and several liability for cleanup and investigation costs, without regard to fault or legality of the original conduct, on current and predecessor owners and operators of a site, as well as those who generate, or arrange for the disposal of, hazardous substances. The Company does not foresee that compliance with the requirements imposed by the environmental legislation will impair its competitive capability or result in any material additional capital expenditures, operating or maintenance costs. However, stricter environmental requirements relating to our business, which may be imposed in the future, could result in significant additional costs.

The risk of incurring environmental liability is inherent in the railroad industry. The Company's operations involve the use and, as part of serving the petroleum and chemicals industry, transportation of significant quantities of hazardous materials. The Company has a professional team available to respond and handle environmental issues that might occur in the transport of such materials. The Company also is a partner in the Responsible Care(R) environmental program and, as a result, has initiated certain additional environmental and safety practices. KCSR performs ongoing review and evaluation of the various environmental programs and issues within the Company's operations, and, as necessary, takes actions to limit the Company's exposure to environmental liabilities.

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

KCSR has been named a Potential Responsible Party (PRP) in connection with a former foundry site in Alexandria, Louisiana. A small portion of this property was owned through a former subsidiary during the years 1924 - 1974 and leased to a foundry operator. The foundry operator, Ruston Foundry, ceased operations in early 1990. The site is on the CERCLA National Priorities List of contaminated sites. The United States Environmental Protection Agency has recently completed a Record of Decision of the site. Management is in the process of evaluating the potential impact with respect to this site and has recorded a $1.6 million liability to provide for potential remediation costs at this site. Further evaluation is ongoing and any remaining exposure is not expected to have a material effect on the Company's results of operations, financial condition, or cash flows.

In 1996, the Louisiana Department of Transportation ("LDOT") sued KCSR and a number of other defendants in Louisiana state court to recover cleanup costs incurred by LDOT while constructing Interstate Highway 49 at Shreveport, Louisiana (Louisiana Department of Transportation v. The Kansas City Southern Railway Company, et al., Case No. 417190-B in the First Judicial District Court, Caddo Parish, Louisiana). The cleanup was associated with contamination in the area of a former oil refinery site, operated by Crystal Refinery. KCSR's main line was adjacent to that site. LDOT claims that a 1966 derailment contributed to contamination at the site. However, KCSR management believes that KCSR's liability exposure with respect to this site is remote.

The Company is presently investigating and remediating environmental impacts associated with historical roundhouse and fueling operations at KCSR rail yards located in East St. Louis, Illinois; Venice, Illinois; Kansas City, Missouri; Roodhouse, Illinois; and Mexico, Missouri. Management does not expect costs relating to these activities to have a material effect on the Company's results of operations, financial condition or cash flows.

The Company records liabilities for remediation and restoration costs related to past activities when the Company's obligation is probable and the costs can be reasonably estimated. Costs of ongoing compliance activities to current operations are expensed as incurred. The Company's recorded liabilities with respect to these various environmental issues represent its best estimates of remediation and restoration costs that may be required to comply with present laws and regulations. Although these costs cannot be predicted with certainty, management believes that the ultimate outcome of identified matters will not have a material adverse effect on the Company's consolidated results of operations, financial condition, or cash flows.

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

Inflation. Inflation has not had a significant impact on the Company's operations in the past three years. Changes in fuel prices, however, impacted our operating results in 2002, 2001 and 2000. During the two-year period ended December 31, 1999, locomotive fuel expenses represented an average of 6.9% of KCSR's total costs and expenses compared to 9.7% in 2000, 8.8% in 2001, and 7.7% in 2002. U.S. GAAP requires the use of historical costs. Replacement cost and related depreciation expense of the Company's property would be substantially higher than the historical costs reported. Any increase in expenses from these fixed costs, coupled with variable cost increases due to significant inflation, would be difficult to recover through price increases given the competitive environments of the Company's principal subsidiaries. See "Foreign Exchange Matters" above with respect to inflation in Mexico.


Item 7A.          Quantitative and Qualitative Disclosures About Market Risk

The Company utilizes various financial instruments that have certain inherent market risks. Generally, these instruments have not been entered into for trading purposes. The following information, together with information included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data
- Note 11" in this Form 10-K, describe the key aspects of certain financial instruments that have market risk to the Company.

Interest Rate Sensitivity
The Company's floating-rate indebtedness totaled $149.3 million and $397.5 million at December 31, 2002 and 2001, respectively. The Company's variable rate debt, comprised of a revolving credit facility and a term loan, accrues interest based on target interest indexes (e.g., LIBOR, federal funds rate, etc.) plus an applicable spread, as set forth in the credit agreement. See "Recent Developments - Debt Refinancing - New Credit Agreement" for further information. As a result of the refinancing of $200 million of variable rate debt with the 7 1/2% Notes, the Company has been able to reduce its sensitivity to fluctuations in interest rates compared to previous years. However, given the balance of $149.3 million variable rate debt at December 31, 2002, the Company is still sensitive to fluctuations in interest rates. For example, a hypothetical 100 basis points increase in each of the respective target interest indexes would result in additional interest expense of approximately $1.5 million on an annualized basis for the floating-rate instruments held by the Company as of December 31, 2002.

Based upon the borrowing rates available to KCS and its subsidiaries for indebtedness with similar terms and average maturities, the fair value of the Company's long-term debt was approximately $616.9 million at December 31, 2002 and $681 million at December 31, 2001.
                                                                         Page 55

One of the Company's objectives is to manage its interest rate risk through the use of derivative instruments. In 2000, the Company entered into five separate interest rate cap agreements for an aggregate notional amount of $200 million, which were designated as cash flow hedges. These interest rate cap agreements were designed to hedge the Company's exposure to movements in the LIBOR on which the Company's variable rate interest is calculated. $100 million of the aggregate notional amount provided a cap on the Company's LIBOR based interest rate of 7.25% plus the applicable spread, while $100 million limited the LIBOR based interest rate to 7% plus the applicable spread. By holding these interest rate cap agreements, the Company was able to limit the risk of rising interest rates on its variable rate debt. These interest rate cap agreements expired during 2002 and as of December 31, 2002, the Company did not have any other interest rate cap agreements or interest rate hedging instruments.

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

At December 31, 1999, the Company was party to two diesel fuel cap transactions for a total of six million gallons (approximately 10% of expected 2000 usage) at a cap price of $0.60 per gallon. The contract prices for these diesel fuel cap transactions did not include taxes, transportation costs or other incremental fuel handling costs. These hedging instruments expired during 2000. The Company received approximately $0.8 million during 2000 related to these diesel fuel cap transactions and recorded the proceeds as a reduction of diesel fuel expenses. At December 31, 1999, the Company did not have any outstanding purchase commitments for 2000. At December 31, 2000, KCSR had purchase commitments for approximately 12.6% of budgeted gallons of fuel for 2001, which resulted in higher fuel expense of approximately $0.4 million in 2001. There were no fuel swap or cap transactions outstanding at December 31, 2000. At December 31, 2001, KCSR had purchase commitments for approximately 39% of its budgeted gallons of fuel for 2002, which resulted in a decrease in fuel expenses of approximately $0.4 million in 2002. There were no diesel fuel cap or swap transactions outstanding as of December 31, 2001. At December 31, 2002, KCSR had purchase commitments and was a party to a fuel swap transaction, which, on a combined basis, resulted in approximately 21% of expected 2003 diesel fuel usage. On January 14, 2003, KCSR entered into an additional fuel swap transaction, which raised the total hedged gallons to approximately 25% of budgeted 2003 diesel fuel usage. KCSR is also a party to swap transactions for approximately 2.5 million gallons of fuel for 2004. The commodity swap transaction entered into prior to December 31, 2002 is recorded on the accompanying balance sheet at its fair market value, which approximates $0.2 million at December 31, 2002. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other - Derivative Instruments and Purchase Commitments."

The excess of payments to be received or savings to be realized over the current market price at December 31, 2002 related to the diesel fuel purchase commitments and fuel swap transactions approximated $1.8 million and $0.6 million, respectively, at December 31, 2002. The excess of current market prices for diesel fuel purchase commitments over the payments to be made under such commitments approximated $2.6 million at December 31, 2001. A hypothetical 10% increase in the price of diesel fuel would have resulted in additional fuel expense of approximately $3.8 million for the year ended December 31, 2002.

At December 31, 2002, the Company held fuel inventories for use in normal operations. These inventories were not material to the Company's overall financial position. With the exception of the 16.6% of fuel currently under forward purchase commitments and 8.8% of fuel currently hedged under fuel swap transactions for 2003, fuel costs are expected to mirror market conditions in 2003.

Foreign Exchange Sensitivity
The Company owns a 46.6% interest in Grupo TFM, incorporated in Mexico. In connection with the Company's investment in Grupo TFM, matters arise with respect to financial accounting and reporting for foreign currency transactions and for translating foreign currency transactions into U.S. dollars. The Company uses the U.S. dollar as the functional currency for Grupo TFM. Equity earnings (losses) from Grupo TFM included in the Company's results of operations reflect the Company's share of any such translation gains and losses that Grupo TFM records in the process of translating certain transactions from Mexican pesos to U.S. dollars. Therefore, the Company has exposure to fluctuations in the value of the Mexican peso. While not currently utilizing foreign currency instruments to hedge the Company's U.S. dollar investment in Grupo TFM, the Company continues to evaluate existing alternatives as market conditions and exchange rates fluctuate.

Item 8.           Financial Statements and Supplementary Data

Index to Financial Statements
-----------------------------
                                                                            Page
                                                                            ----

Management Report on Responsibility for Financial Reporting...............   59

Financial Statements:

     Reports of Independent Accountants...................................   60
     Consolidated Statements of Income
       for the three years ended December 31, 2002........................   61
     Consolidated Balance Sheets at December 31, 2002
       2001 and 2000......................................................   62
     Consolidated Statements of Cash Flows for the three
       years ended December 31, 2002......................................   63
     Consolidated Statements of Changes in Stockholders'
       Equity for the three years ended December 31, 2002.................   64
     Notes to Consolidated Financial Statements...........................   65

Financial Statement Schedules:

     All schedules are omitted because they are not applicable, are insignificant or the required information is shown in the consolidated financial statements or notes thereto.

     The combined and consolidated financial statements of Grupo TFM as of December 31, 2002 and for each of the three years in the period ended December 31, 2002 are attached to this Form 10-K as Exhibit 99.3.

Management Report on Responsibility for Financial Reporting

The accompanying consolidated financial statements and related notes of Kansas City Southern and its subsidiaries were prepared by management in conformity with generally accepted accounting principles appropriate in the circumstances. In preparing the financial statements, management has made judgments and estimates based on currently available information. Management is responsible for not only the financial information, but also all other information in this Annual Report on Form 10-K. Representations contained elsewhere in this Annual Report on Form 10-K are consistent with the consolidated financial statements and related notes thereto.

The Company's financial statements as of and for the years ended December 31, 2002 and 2001 have been audited by our independent accountants, KPMG LLP. The Company's financial statements as of and for the year ended December 31, 2000 were audited by our previous independent accountants, PricewaterhouseCoopers LLP. Management has made available to the independent accountants all of the Company's financial records and related data, as well as the minutes of shareholders' and directors' meetings. Furthermore, management believes that all representations made to its independent accountants during their audits were valid and appropriate.

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


/s/ MICHAEL R. HAVERTY
--------------------------------------------------
Michael R. Haverty
Chairman, President & Chief Executive Officer


/s/ RONALD G. RUSS
--------------------------------------------------
Ronald G. Russ
Executive Vice President & Chief Financial Officer

Report of Independent Accountants


To the Board of Directors and Stockholders of Kansas City Southern

We have audited the accompanying consolidated balance sheets of Kansas City Southern and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. (Grupo
TFM), a 36.9% owned investee company, as of and for the year ended December 31, 2001. The Company's investment in Grupo TFM at December 31, 2001 was $334.4 million and its equity in earnings of Grupo TFM was $28.5 million for the year 2001. The financial statements of Grupo TFM, as of and for the year ended December 31, 2001, were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Grupo TFM as of and for the year ended December 31, 2001, is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors for 2001 provide a reasonable basis for our opinion.

In our opinion, based on our audits, and the report of other auditors for 2001, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kansas City Southern and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ KPMG LLP


KPMG LLP
Kansas City, Missouri
March 24, 2003


Report of Independent Accountants


To the Board of Directors and Stockholders of Kansas City Southern

In our opinion, the accompanying consolidated balance sheet as of December 31, 2000 and the related consolidated statement of income, of changes in stockholders' equity and of cash flows for the year then ended present fairly, in all material respects, the financial position of Kansas City Southern and its subsidiaries at December 31, 2000 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Kansas City, Missouri
March 22, 2001, except as to the adoption of Statement of Financial Accounting Standards No. 142 described in Note 2 which is as of January 1, 2002

                              KANSAS CITY SOUTHERN
                        CONSOLIDATED STATEMENTS OF INCOME
                             Years Ended December 31
                  Dollars in Millions, Except per Share Amounts


                                                                    2002          2001          2000
                                                                 ----------    ----------    ----------
Revenues                                                         $    566.2    $    583.2    $    578.7

Costs and expenses
   Compensation and benefits                                          197.8         192.9         197.8
   Depreciation and amortization                                       61.4          58.0          56.1
   Purchased services                                                  59.6          57.0          54.8
   Operating leases                                                    55.0          56.8          58.2
   Fuel                                                                38.4          43.9          48.1
   Casualties and insurance                                            25.2          42.1          34.9
   Car hire                                                            19.7          19.8          14.8
   Other                                                               61.1          57.3          56.2
                                                                 ----------    ----------    ----------
Total costs and expenses                                              518.2         527.8         520.9
                                                                 ----------    ----------    ----------
Operating income                                                       48.0          55.4          57.8
Equity in net earnings (losses) of unconsolidated affiliates:
     Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V            45.8          28.5          19.9
     Other                                                             (2.4)         (1.4)          2.2
Gain on sale of Mexrail, Inc.                                           4.4            --            --
Interest expense                                                      (45.0)        (52.8)        (65.8)
Debt retirement costs                                                  (4.3)           --         (10.9)
Other income                                                           17.6           4.2           6.0
                                                                 ----------    ----------    ----------
Income from continuing operations before income taxes
     And cumulative effect of accounting change                        64.1          33.9           9.2
Income tax provision (benefit) (Note 8)                                 6.9           2.8          (7.5)
                                                                 ----------    ----------    ----------
Income from continuing operations before
     Cumulative effect of accounting change                            57.2          31.1          16.7
Income from discontinued operations, (net of income
     Taxes of $0.0, $0.0 and $233.3, respectively)                       --            --         363.8
                                                                 ----------    ----------    ----------
Income before cumulative effect of accounting change                   57.2          31.1         380.5
Cumulative effect of accounting change, net of income taxes              --          (0.4)           --
                                                                 ----------    ----------    ----------
Net income                                                       $     57.2    $     30.7    $    380.5
                                                                 ==========    ==========    ==========

Per Share Data
Basic earnings per Common share
   Continuing operations                                         $     0.94    $     0.53    $     0.29
   Discontinued operations                                               --            --          6.42
                                                                 ----------    ----------    ----------
   Basic earnings per share before cumulative
     Effect of accounting change                                       0.94          0.53          6.71
   Cumulative effect of accounting change, net of income taxes           --         (0.01)           --
                                                                 ----------    ----------    ----------
       Total basic earnings per Common share                     $     0.94    $     0.52    $     6.71
                                                                 ==========    ==========    ==========

Diluted earnings per Common share
   Continuing operations                                         $     0.91    $     0.51    $     0.28
   Discontinued operations                                               --            --          6.14
                                                                 ----------    ----------    ----------
   Diluted earnings per share before cumulative
     Effect of accounting change                                       0.91          0.51          6.42
   Cumulative effect of accounting change, net of income taxes           --         (0.01)           --
                                                                 ----------    ----------    ----------
       Total diluted earnings per Common share                   $     0.91    $     0.50    $     6.42
                                                                 ==========    ==========    ==========

Weighted average Common shares outstanding (in thousands)
       Basic                                                         60,336        58,598        56,650
       Potential dilutive common shares                               1,982         2,386         1,740
                                                                 ----------    ----------    ----------
         Diluted                                                     62,318        60,984        58,390
                                                                 ==========    ==========    ==========

Dividends per Preferred share                                    $     1.00    $     1.00    $     1.00


           See accompanying notes to consolidated financial statements

                              KANSAS CITY SOUTHERN
                           CONSOLIDATED BALANCE SHEETS
                                 at December 31
                  Dollars in Millions, Except per Share Amounts

                                                    2002       2001       2000
                                                  --------   --------   --------
ASSETS

Current Assets:
     Cash and cash equivalents                    $   19.0   $   24.7   $   21.5
     Accounts receivable, net (Note 6)               118.5      130.0      135.0
     Inventories                                      34.2       27.9       34.0
     Other current assets (Note 6)                    44.5       71.8       25.9
                                                  --------   --------   --------
         Total current assets                        216.2      254.4      216.4
                                                  --------   --------   --------

Investments (Notes 3, 5)                             423.1      386.8      358.2

Properties, net (Note 6)                           1,337.4    1,327.4    1,327.8

Goodwill                                              10.6       19.3       19.9

Other assets                                          21.5       23.0       22.2
                                                  --------   --------   --------

     Total assets                                 $2,008.8   $2,010.9   $1,944.5
                                                  ========   ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Debt due within one year (Note 7)            $   10.0   $   46.7   $   36.2
     Accounts and wages payable                       47.7       50.4       52.9
     Accrued liabilities (Note 6)                    128.6      150.0      157.4
                                                  --------   --------   --------
         Total current liabilities                   186.3      247.1      246.5
                                                  --------   --------   --------

Other Liabilities
     Long-term debt (Note 7)                         572.6      611.7      638.4
     Deferred income taxes (Note 8)                  392.8      370.2      332.2
     Other deferred credits                          104.2      101.6       84.0
     Commitments and contingencies
       (Notes 3,7,8,11,12)
                                                  --------   --------   --------
         Total other liabilities                   1,069.6    1,083.5    1,054.6
                                                  --------   --------   --------

Stockholders' Equity (Notes 2,3,4,7,9):
     $25 par, 4% noncumulative, Preferred stock        6.1        6.1        6.1
     $.01 par, Common stock                            0.6        0.6        0.6
     Retained earnings                               748.5      676.5      636.7
     Accumulated other comprehensive loss             (2.3)      (2.9)        --
                                                  --------   --------   --------
         Total stockholders' equity                  752.9      680.3      643.4
                                                  --------   --------   --------

     Total liabilities and stockholders' equity   $2,008.8   $2,010.9   $1,944.5
                                                  ========   ========   ========


           See accompanying notes to consolidated financial statements

                              KANSAS CITY SOUTHERN
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Years Ended December 31
                               Dollars in Millions

                                                                       2002        2001        2000
                                                                     --------    --------    --------
CASH FLOWS PROVIDED BY (USED FOR):

OPERATING ACTIVITIES:
   Net income                                                        $   57.2    $   30.7    $  380.5
   Adjustments to reconcile net income to net cash
    Provided by operating activities
     Income from discontinued operations                                   --          --      (363.8)
     Depreciation and amortization                                       61.4        58.0        56.1
     Deferred income taxes                                               21.8        30.4        23.1
     Equity in undistributed earnings of unconsolidated affiliates      (43.4)      (27.1)      (23.8)
     Distributions from unconsolidated affiliates                          --         3.0         5.0
     Gains on sales of properties and investments                       (20.1)       (5.8)       (3.4)
   Tax benefit realized upon exercise of stock options                    4.5         5.6         9.3
   Changes in working capital items
     Accounts receivable                                                 12.4         4.0        (2.8)
     Inventories                                                         (8.8)        6.1         6.5
     Other current assets                                                29.8       (19.3)       11.7
     Accounts and wages payable                                          (2.4)       (5.1)      (15.7)
     Accrued liabilities                                                (20.6)      (26.9)       (9.0)
   Other, net                                                             8.6        14.6         1.0
                                                                     --------    --------    --------
     Net                                                                100.4        68.2        74.7
                                                                     --------    --------    --------


INVESTING ACTIVITIES:
   Property acquisitions                                                (79.8)      (66.0)     (104.5)
   Proceeds from disposal of property                                    18.1        18.1         5.5
   Investment in and loans to affiliates                                 (4.4)       (8.2)       (4.2)
   Proceeds from sale of investments, net                                31.7         0.6          --
   Other, net                                                            (0.5)       (0.2)        1.4
                                                                     --------    --------    --------
     Net                                                                (34.9)      (55.7)     (101.8)
                                                                     --------    --------    --------


FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                             200.0        35.0     1,052.0
   Repayment of long-term debt                                         (270.9)      (51.3)   (1,015.4)
   Debt issuance costs                                                   (5.7)       (0.4)      (17.6)
   Proceeds from stock plans                                             10.3         8.9        17.9
   Cash dividends paid                                                   (0.2)       (0.2)       (4.8)
   Other, net                                                            (4.7)       (1.3)        4.6
                                                                     --------    --------    --------
     Net                                                                (71.2)       (9.3)       36.7
                                                                     --------    --------    --------


CASH AND CASH EQUIVALENTS:
   Net decrease in cash and cash equivalents                             (5.7)        3.2         9.6
   At beginning of year                                                  24.7        21.5        11.9
                                                                     --------    --------    --------
   At end of period                                                  $   19.0    $   24.7    $   21.5
                                                                     ========    ========    ========

          See accompanying notes to consolidated financial statements.

                              KANSAS CITY SOUTHERN
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Dollars in Millions, Except per Share Amounts


                                                                                Accumulated
                                              $25 Par     $.01 Par                 other
                                             Preferred     Common     Retained comprehensive
                                               Stock       Stock      Earnings  income (loss)   Total
                                              --------    --------    --------    --------    --------
Balance at December 31, 1999                  $    6.1    $    1.1    $1,167.0    $  108.9    $1,283.1

Comprehensive income:
   Net income                                                            380.5
   Net unrealized gain on investments                                                  5.9
   Less: Reclassification adjustment for
         gains included in net income                                                 (1.1)
   Foreign currency translation adjustment                                            (2.6)
Comprehensive income                                                                             382.7
Spin-off of Stilwell Financial Inc.                                     (954.1)     (111.1)   (1,065.2)
1-for-2 reverse stock split                                   (0.5)        0.5
Dividends                                                                 (0.2)                   (0.2)
Stock plan shares issued from treasury                                     6.3                     6.3
Options exercised and stock subscribed                                    36.7                    36.7
                                              --------    --------    --------    --------    --------

Balance at December 31, 2000
                                                   6.1         0.6       636.7          --       643.4
                                              --------    --------    --------    --------    --------

Comprehensive income:
   Net income                                                             30.7
   Cumulative effect of accounting change                                             (0.9)
   Change in fair market value of cash flow
     Hedge of unconsolidated affiliate                                                (2.0)
Comprehensive income                                                                              27.8
Dividends                                                                 (0.2)                   (0.2)
Options exercised and stock subscribed                                     9.3                     9.3
                                              --------    --------    --------    --------    --------

Balance at December 31, 2001                       6.1         0.6       676.5        (2.9)      680.3
                                              --------    --------    --------    --------    --------

Comprehensive income:
   Net income                                                             57.2
   Change in fair value of cash flow hedges                                           (0.1)
   Amortization of accumulated other
     Comprehensive income (loss) related to
     Interest rate swaps                                                               0.7
Comprehensive income                                                                             57.8
Dividends                                                                 (0.2)                  (0.2)
Options exercised and stock subscribed                                    15.0                    15.0
                                              --------    --------    --------    --------    --------

Balance at December 31, 2002                  $    6.1    $    0.6    $  748.5    $   (2.3)   $  752.9
                                              ========    ========    ========    ========    ========

          See accompanying notes to consolidated financial statements.

                              KANSAS CITY SOUTHERN
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of the Business
-----------------------------------

Kansas City Southern ("KCS" or the "Company") is a Delaware corporation that was initially organized in 1962 as Kansas City Southern Industries, Inc. In 2002, the Company formally changed its name to Kansas City Southern. KCS is a holding company with principal operations in rail transportation. On July 12, 2000 KCS completed its spin-off of Stilwell Financial Inc. ("Stilwell" - a former wholly-owned financial services subsidiary) through a special dividend of Stilwell common stock distributed to KCS common stockholders of record on June 28, 2000 ("Spin-off"). See Note 3. KCS's principal subsidiaries and affiliates, which are reported under one business segment, include the following:

o The Kansas City Southern Railway Company ("KCSR"), a wholly-owned subsidiary of KCS;
o Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. ("Grupo TFM"), a 46.6% owned unconsolidated affiliate of KCSR. Grupo TFM owns 80% of the common stock of TFM, S.A. de C.V. ("TFM"). TFM wholly-owns Mexrail, Inc. ("Mexrail"). Mexrail wholly-owns The Texas-Mexican Railway Company ("Tex Mex");
o Southern Capital Corporation, LLC ("Southern Capital"), a 50% owned unconsolidated affiliate of KCSR that leases locomotive and rail equipment to KCSR;
o Panama Canal Railway Company ("PCRC"), an unconsolidated affiliate of which KCSR indirectly owns 50% of the common stock. PCRC owns all of the common stock of Panarail Tourism Company ("Panarail").

KCS, along with its principal subsidiaries and joint ventures, owns and operates a rail network that links key commercial and industrial markets in the United States and Mexico. The Company also has a strategic alliance with the Canadian National Railway Company ("CN") and Illinois Central Corporation ("IC") (collectively "CN/IC") and other marketing agreements, which provide the ability for the Company to expand its geographic reach.

KCS's rail network, including its joint ventures, strategic alliances and marketing agreements, connects shippers in the midwestern and eastern regions of the United States, including shippers utilizing Chicago, Illinois and Kansas City, Missouri--the two largest rail centers in the United States--with the largest industrial centers of Canada and Mexico, including Toronto, Edmonton, Mexico City and Monterrey. KCS's rail system, through its core network, strategic alliances and marketing agreements, interconnects with all Class I railroads in North America.

KCSR, which owns and operates one of seven Class I railroad systems in the United States, is comprised of approximately 3,100 miles of main and branch lines and approximately 1,250 miles of other tracks in a ten-state region that includes Missouri, Kansas, Arkansas, Oklahoma, Mississippi, Alabama, Tennessee, Louisiana, Texas and Illinois. KCSR, which traces its origins to 1887, offers the shortest north/south rail route between Kansas City and several key ports along the Gulf of Mexico in Louisiana, Mississippi and Texas. Additionally, KCSR, in conjunction with the Norfolk Southern Railway Company ("Norfolk Southern"), operates the most direct rail route (referred to as the "Meridian Speedway"), between the Atlanta, Georgia and Dallas, Texas rail gateways, for rail traffic moving between the southeast and southwest regions of the United States. The "Meridian Speedway" also provides eastern shippers and other U.S. and Canadian railroads with an efficient connection to Mexican markets. KCSR's rail route also serves the east/west route linking Kansas City with East St. Louis and Springfield, Illinois. Further, KCSR has limited haulage rights between Springfield and Chicago that allow for shipments that originate or terminate on the former Gateway Western's rail lines. These lines also provide access to East St. Louis and allow rail traffic to avoid the St. Louis, Missouri terminal. KCSR's geographic reach enables service to a customer base that includes, among others, electric generating utilities, which use coal, and a wide range of companies in the chemical and petroleum, agricultural and mineral, paper and forest, and automotive and intermodal markets.

Southwestern Electric Power Company ("SWEPCO"), which is a subsidiary of American Electric Power, Inc., is the Company's only customer which accounted for more than 10% of revenues during the years ended December 31, 2002, 2001, and 2000, respectively. Revenues related to SWEPCO during these periods were $64.7, $75.9 and $67.2, million, respectively.

The Company's rail network links directly to major trading centers in Mexico through TFM and Tex Mex. TFM operates a railroad of approximately 2,650 miles of main and branch lines running from the U.S./Mexican border at Laredo, Texas to Mexico City and serves most of Mexico's principal industrial cities and three of its major shipping ports. TFM also owns all of Mexrail, which in turn wholly-owns Tex Mex. Tex Mex operates approximately 160 miles of main and branch lines between Laredo and the port city of Corpus Christi, Texas. TFM, through its concession with the Mexican government, has the right to control and operate the southern half of the rail-bridge at Laredo and, indirectly through its ownership of Mexrail, owns the northern half of the rail-bridge at Laredo, which spans the Rio Grande River between the United States and Mexico. Our principal international gateway is at Laredo where more than 50% of all rail and truck traffic between the United States and Mexico crosses the border.


Note 2. Significant Accounting Policies
---------------------------------------

Basis of Presentation. Use of the term "Company" as described in these Notes to Consolidated Financial Statements means Kansas City Southern and all of its consolidated subsidiaries and unconsolidated affiliates. Significant accounting and reporting policies are described below. Certain prior year amounts have been reclassified to conform to the current year presentation.

As a result of the Spin-off, the accompanying consolidated financial statements for each of the applicable periods presented reflect the financial position, results of operations and cash flows of Stilwell as discontinued operations.

Use of Estimates. The accounting and financial reporting policies of the Company conform with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management reviews its estimates, including those related to the recoverability and useful lives of assets as well as liabilities for litigation, environmental remediation, casualty claims, and income taxes. Changes in facts and circumstances may result in revised estimates. Actual results could differ from those estimates.

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

The cost of transportation equipment and road property normally retired, less salvage value, is charged to accumulated depreciation. The cost of industrial and other property retired, and the cost of transportation property abnormally retired, together with accumulated depreciation thereon, are eliminated from the property accounts and the related gains or losses are reflected in net income. Gains recognized on the sale or disposal of operating properties that were reflected in operating income were $3.1, $5.8 and $3.4 million in 2002, 2001 and 2000, respectively. Gains or losses recognized on the sale of non-operating properties reflected in other income were $7.4 million in 2002. Gains or losses recognized on the sale of non-operating properties reflected in other income were not significant in 2001 and 2000.

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

      Road and structures                       1%  -   20%
      Rolling stock and equipment               1%  -   24%
      Other equipment                           1%  -   33%
      Computer software                                  8%
      Capitalized leases                        3%  -   20%

Long-lived assets. The Company periodically evaluates the recoverability of its operating properties. The measurement of possible impairment is based primarily on the ability to recover the carrying value of the asset from expected future operating cash flows of the assets on an undiscounted basis.

Casualty Claims. Casualty claims in excess of self-insurance levels are insured up to certain coverage amounts, depending on the type of claim. The Company's process for establishing its casualty liability reserves is based on an actuarial study by an independent third party actuarial firm on an undiscounted basis. It is based on claims filed and an estimate of claims incurred but not yet reported. While the ultimate amount of claims incurred is dependent on various factors, it is management's opinion that the recorded liability is adequate to provide for the payment of future claims. Adjustments to the liability will be reflected as operating expenses in the period in which the adjustments are known. For other occupational injury claims, an assessment is made on a case-by-case basis in accordance with SFAS 5.

Computer Software Costs. Costs incurred in conjunction with the purchase or development of computer software for internal use are accounted for in accordance with American Institute of Certified Public Accountant's Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). Costs incurred in the preliminary project stage, as well as training and maintenance costs, are expensed as incurred. Direct and indirect costs associated with the application development stage of internal use software are capitalized until such time that the software is substantially complete and ready for its intended use. Capitalized costs are amortized on a straight-line basis over the useful life of the software. As of December 31, 2002 and 2001, a total of approximately $58 and $55 million, respectively, was capitalized (including a total of approximately $5.9 and $4.2 million of capitalized interest costs related to 2002 and 2001, respectively) for a new transportation operating system, management control system ("MCS"), which was implemented on July 14, 2002.

Goodwill and other intangible assets. Effective January 1, 2002, the Company implemented Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 provides, among other things, that goodwill with an indefinite life shall no longer be amortized, but shall be evaluated for impairment on an annual basis. SFAS 142 also requires separate presentation of goodwill on the balance sheet and impairment losses are to be shown as a separate item on the income statement. Additionally, changes in the carrying amount of goodwill should be disclosed in the footnotes to the financial statements. SFAS 142 also requires various transitional disclosures until all periods presented reflect the provisions of SFAS 142. These transitional disclosures include the presentation of net income and earnings per share information adjusted to exclude amortization expense (including the related income tax effects) for all periods presented. The transitional disclosures are presented in the table below.

The Company has presented its goodwill as a separate line item in the accompanying balance sheets. Additionally, the Company has performed its goodwill impairment test and determined that existing goodwill is not impaired. During the year ended December 31, 2002, the Company's goodwill decreased $8.5 million due to the sale of Mexrail to TFM and $0.2 million due to the sale of Wyandotte Garage Corporation.

                                                      Year Ended December 31,
                                                  ------------------------------
                                                    2002       2001       2000
                                                  --------   --------   --------
Reported income from continuing operations        $   57.2   $   31.1   $   16.7
Add back:  Goodwill amortization                        --        0.6        0.6
                                                  --------   --------   --------
Adjusted income from continuing operations        $   57.2   $   31.7   $   17.3
                                                  ========   ========   ========

Reported income from discontinued operations      $     --   $     --   $  363.8
Add back:  Goodwill amortization                        --         --        5.7
                                                  --------   --------   --------
Adjusted income from discontinued operations      $     --   $     --   $  369.5
                                                  ========   ========   ========

Reported net income                               $   57.2   $   30.7   $  380.5
Add back:  Goodwill amortization                        --        0.6        6.3
                                                  --------   --------   --------
Adjusted net income                               $   57.2   $   31.3   $  386.8
                                                  ========   ========   ========

Reported diluted earnings per share from
   continuing operations                          $   0.91   $   0.51   $   0.28
Add back:  Goodwill amortization                        --       0.01       0.01
                                                  --------   --------   --------
Adjusted diluted earnings per share from
   continuing operations                          $   0.91   $   0.52   $   0.29
                                                  ========   ========   ========

Reported diluted earnings per share from
   discontinued operations                        $     --   $     --   $   6.14
Add back:  Goodwill amortization                        --         --       0.10
                                                  --------   --------   --------
Adjusted diluted earnings per share from
   discontinued operations                        $     --   $     --   $   6.24
                                                  ========   ========   ========

Reported diluted earnings per share - net income  $   0.91   $   0.50   $   6.42
Add back:  Goodwill amortization                        --       0.01       0.11
                                                  --------   --------   --------
Adjusted diluted earnings per share - net income  $   0.91   $   0.51   $   6.53
                                                  ========   ========   ========


Derivative Instruments. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 was amended by Statement of Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133." SFAS 133, as amended, requires that derivatives be recorded on the balance sheet as either assets or liabilities measured at fair value. Changes in the fair value of derivatives are recorded either through current earnings or as other comprehensive income, depending on the type of hedge transaction. Gains and losses on the derivative instrument reported in other comprehensive income are reclassified into earnings in the periods in which earnings are impacted by the variability of the cash flow of the hedged item. The ineffective portion of all hedge transactions will be recognized in current period earnings.

The Company does not engage in the trading of derivatives. The Company's objective is to manage its fuel and interest rate risk through the use of derivative instruments as deemed appropriate. At December 31, 2002, the Company had one fuel swap agreement for a notional amount of approximately 2.5 million gallons of fuel. Under the terms of this swap, the Company will receive a variable price based upon an average of the spot prices calculated on a monthly basis as reported through a petroleum price reporting service. The Company will pay a fixed price of 62.5(cent) per gallon. This swap will expire on December 31, 2003. Additionally, on January 14, 2003, the Company entered into an additional swap with a notional amount of approximately
2.5 million gallons of fuel. Under the terms of this swap, the Company will receive a variable price under the same terms as discussed above and pay a fixed price of 73.8(cent) per gallon. This swap will expire on June 30, 2003. Additionally, KCSR is also a party to swap transactions for approximately 2.5 million gallons of fuel for 2004. Cash settlements of these swaps occur on a monthly basis on the fifth business day of the month following the month in which the settlement is calculated. These swaps are designed to hedge the Company's exposure to movements in the price of No. 2 Gulf Coast Heating Oil on which the Company's diesel fuel prices are determined. By holding these swaps, the Company is able to limit its risk to rising fuel prices.

At December 31, 2001 the Company had five separate interest rate cap agreements for an aggregate notional amount of $200 million. These interest rate cap agreements expired during 2002 and as of December 31, 2002, the Company did not have any interest rate cap agreements or interest rate hedging instruments.

KCS adopted the provisions of SFAS 133, as amended, effective January 1, 2001. As a result of this change in the method of accounting for derivative instruments, the Company recorded an after-tax charge to earnings of $0.4 million in the first quarter of 2001. This charge is presented as a cumulative effect of an accounting change in the accompanying financial statements and represents the ineffective portion of the interest rate cap agreements discussed above. The Company recorded an additional $0.4 million charge during the year ended December 31, 2001 for subsequent changes in the fair value of its interest rate hedging instruments. In 2002, these interest rate cap agreements expired with no significant effect on earnings.

In addition, the Company records adjustments to its stockholders' equity (accumulated other comprehensive income (loss)) for its portion of the adjustment to the fair value of derivative transactions to which Southern Capital, a 50% owned unconsolidated affiliate, was a participant. The Company also adjusts its investment in Southern Capital by the change in the fair value of these derivative instruments. For the years ended December 31, 2002 and 2001, the Company recorded a reduction to its stockholders equity (accumulated other comprehensive loss) of approximately $0.3 million and $2.9 million, respectively, for its portion of the amount recorded by Southern Capital for the adjustment to the fair value of interest rate swap transactions. The Company also reduced its investment in Southern Capital by the same amount.

In conjunction with the refinancing of its debt, Southern Capital terminated these interest rate swap transactions (See Note 7). As a result, Southern Capital will amortize the balance of accumulated other comprehensive income
(loss) into interest expense over the former remaining life of the interest rate swap transactions. This charge resulted in additional interest expense of approximately $1.3 million in 2002. The Company is realizing the impact of this charge through a related reduction in equity earnings from Southern Capital and is amortizing its balance in accumulated other comprehensive income (loss) to its investment in Southern Capital. During the year ended December 31, 2002, the Company recorded amortization of its balance in accumulated other comprehensive income (loss) of $0.7 million.

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

The carrying value of the Company's cash equivalents approximate their fair values due to their short-term nature. Carrying value approximates fair value for all financial instruments with six months or less to re-pricing or maturity and for financial instruments with variable interest rates. The Company estimates the fair value of long-term debt based upon borrowing rates available at the reporting date for indebtedness with similar terms and average maturities. Based upon the borrowing rates currently available to the Company and its subsidiaries for indebtedness with similar terms and average maturities, the fair value of long-term debt was approximately $617, $681 and $685 million at December 31, 2002, 2001 and 2000, respectively.

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

Grupo TFM provides deferred income taxes for the difference between the financial reporting and income tax bases of its assets and liabilities. The Company records its proportionate share of these income taxes through our equity in Grupo TFM's earnings. As of December 31, 2002 the Company had not provided deferred income taxes for the temporary difference between the financial reporting basis and income tax basis of its investment in Grupo TFM because Grupo TFM is a foreign corporate joint venture that is considered permanent in duration, and the Company does not expect the reversal of the temporary difference to occur in the foreseeable future.

Changes of Interest in Subsidiaries and Equity Investees. A change of the Company's interest in a subsidiary or equity investee resulting from the sale of the subsidiary's or equity investee's stock is generally recorded as a gain or loss in the Company's net income in the period that the change of interest occurs. If an issuance of stock by the subsidiary or affiliate is from treasury shares on which gains have been previously recognized, however, KCS will record the gain directly to its equity and not include the gain in net income. A change of interest in a subsidiary or equity investee resulting from a subsidiary's or equity investee's purchase of its stock increases the Company's ownership percentage of the subsidiary or equity investee. The Company records this type of transaction under the purchase method of accounting, whereby any excess of fair market value over the net tangible and identifiable intangible assets is recorded as goodwill.

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

The FASB issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") in October 1995. This statement allows companies to continue under the approach set forth in Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"), for recognizing stock-based compensation expense in the financial statements, but encourages companies to adopt the fair value method of accounting for employee stock options. Under SFAS 123, companies must either record compensation expense based on the estimated grant date fair value of stock options granted or disclose the impact on net income as if they had adopted the fair value method (for grants subsequent to December 31, 1994.) If KCS had measured compensation cost for the KCS stock options granted to its employees and shares subscribed by its employees under the KCS employee stock purchase plan, under the fair value based method prescribed by SFAS 123, net income and earnings per share would have been as follows:

                                                    2002        2001        2000
                                                  --------    --------    --------
Net income (in millions):
     As reported                                  $   57.2    $   30.7    $  380.5
     Total stock-based compensation expense
     determined under fair value method, net of
     income taxes                                     (1.7)       (4.0)       (4.7)
                                                  --------    --------    --------
     Pro forma                                        55.5        26.7       375.8

Earnings per Basic share:
     As reported                                  $   0.94    $   0.52    $   6.71
     Pro forma                                        0.92        0.45        6.63

Earnings per Diluted share:
     As reported                                  $   0.91    $   0.50    $   6.42
     Pro forma                                        0.88        0.43        6.37

In December 2002, the FASB issued Statement No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS 148"). SFAS 148 provides two additional transition methods for entities that adopt the method of accounting for stock-based compensation as defined in FASB Statement No. 123. The Company is currently evaluating the provisions of this new accounting pronouncement and does not expect this pronouncement, if adopted, to have a material impact on its consolidated results of operations, financial position, or cash flows.

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

The effect of stock options issued to employees represent the only difference between the weighted average shares used for the basic earnings per share computation compared to the diluted earnings per share computation. The following is a reconciliation from the weighted average shares used for the basic earnings per share computation and the diluted earnings per share computation for the years ended December 31, 2002, 2001 and 2000, respectively (in thousands):

                                                   2002       2001       2000
                                                 --------   --------   --------
     Basic shares                                  60,336     58,598     56,650
     Effect of dilution:  Stock options             1,982      2,386      1,740
                                                 --------   --------   --------
     Diluted shares                                62,318     60,984     58,390
                                                 ========   ========   ========

      Shares excluded from diluted computation        321         97         18
                                                 --------   --------   --------

Shares were excluded from the applicable periods diluted earnings per share computation because the exercise prices were greater than the average market price of the common shares.

The only adjustments that currently affect the numerator of the Company's diluted earnings per share computation include preferred dividends and potentially dilutive securities at certain subsidiaries and affiliates. Adjustments related to potentially dilutive securities totaled $5.4 million for the year ended December 31, 2000. This adjustment related to securities at certain Stilwell subsidiaries and affiliates and affected the diluted earnings per share from discontinued operations computation in 2000. Preferred dividends are the only adjustments that affect the numerator of the diluted earnings per share from continuing operations computation. Adjustments related to preferred dividends were not material for the periods presented.

Stockholders' Equity. Information regarding the Company's capital stock at December 31, 2002, 2001 and 2000 follows:

                                                       Shares          Shares
                                                     Authorized        Issued
                                                    -----------      ----------
$25 Par, 4% noncumulative, Preferred stock              840,000         649,736
$1 Par, Preferred stock                               2,000,000            None
$1 Par, Series A, Preferred stock                       150,000            None
$1 Par, Series B convertible, Preferred stock         1,000,000            None
$.01 Par, Common stock                              400,000,000      73,369,116

The Company's stockholders approved a one-for-two reverse stock split at a special meeting held on July 15, 1998. On July 12, 2000, KCS completed the reverse stock split whereby every two shares of KCS common stock were converted into one share of KCS common stock. All share and per share data reflect this split.

Shares outstanding are as follows at December 31, (in thousands):

                                                    2002       2001       2000
                                                  --------   --------   --------
$25 Par, 4% noncumulative, Preferred stock            242        242        242
$.01 Par, Common stock                             61,103     59,243     58,140

Comprehensive Income. In 2002, the Company's other comprehensive income (loss) consists of the adjustment to the fair value of its fuel swap transactions as well as its proportionate share of the amount recorded by Southern Capital for the adjustment to the fair value of its interest rate swap transactions. In 2001, the Company's other comprehensive income consists of its proportionate share of the amount recorded by Southern Capital for the adjustment to the fair value of its interest rate swap transactions. In 2000, the Company's other comprehensive income consists primarily of its proportionate share of unrealized gains and losses relating to investments held by certain subsidiaries and affiliates of Stilwell (discontinued operations) as "available for sale" securities as defined by Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). The Company recorded its proportionate share of any unrealized gains or losses related to these investments, net of deferred income taxes, in stockholders' equity as accumulated other comprehensive income. The unrealized gain related to these investments increased $5.9 million, net of deferred taxes, for the year ended December 31, 2000. Subsequent to the Spin-off the Company has not and does not expect to hold investments that are accounted for as "available for sale" securities.

Postretirement benefits. The Company provides certain medical, life and other postretirement benefits to certain retirees. The costs of such benefits are expensed over the estimated period of employment.

Environmental liabilities. The Company records liabilities for remediation and restoration costs related to past activities when the Company's obligation is probable and the costs can be reasonably estimated. Costs of ongoing compliance activities related to current operations are expensed as incurred. As of December 31, 2002, 2001 and 2000, liabilities for environmental remediation were not material.

New Accounting Pronouncements. In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 is effective for fiscal years beginning after June 15, 2002. Under SFAS 143, the fair value of a liability for an asset retirement obligation must be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. KCSR, along with other Class I railroads, depreciates track structure (rail, ties, and other track material) in accordance with regulation promulgated by the STB. These regulations require KCSR to depreciate track structure to a net salvage value (gross estimated salvage value less estimated costs to remove the track structure at the end of its useful life). For certain track structure such as ties, with little or no gross salvage value, this practice ultimately results in depreciating an asset below zero, and thus, in effect, results in a liability. Under the new requirements of SFAS 143, in the absence of a legal obligation to remove the track structure, such accounting practice is not allowed. In the opinion of management, a legal obligation to remove track structure does not exist. Accordingly, the Company is currently reviewing its depreciation of track structures to determine instances where the depreciation of removal costs has resulted or would be expected (based on the current depreciation rate) to result in the depreciation of an asset below zero when considering net salvage value. To the extent that accumulated depreciation includes amounts related to instances of excess depreciation, a cumulative effect adjustment will be recorded to reflect the change in accounting principle required by SFAS 143 in the first quarter of 2003. Additionally, future depreciation rates applied to certain track structure elements that were previously yielding a negative salvage value will be modified to comply with the provisions of SFAS 143. The Company intends to adopt the provisions of SFAS 143 in the first quarter of 2003. The Company is currently assessing the potential impact of this accounting pronouncement on its consolidated results of operations, financial position, and cash flows.

In June 2002, the FASB issued Statement No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Under SFAS 146, a liability for a cost associated with an exit or disposal activity must be recognized when the liability is incurred. Previously, a liability for an exit cost was recognized as of the date of an entity's commitment to an exit or disposal plan. The Company is currently evaluating the provisions of SFAS 146 and does not expect adoption of this pronouncement to have a material impact on its consolidated results of operations, financial position, or cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 provides guidance on the accounting and disclosure requirements relating to the issuance of certain types of guarantees and requires the guarantor to recognize at the inception of a guarantee a liability for the fair value of the potential obligation. The provisions for the initial recognition and measurement of guarantees are effective prospectively for all guarantees issued or modified after December 31, 2002. The disclosure requirements under FIN 45 were effective for financial statements for periods ending after December 15, 2002. KCS management does not believe that the adoption of FIN 45 will have a material impact on its consolidated results of operations, financial position, or cash flows. See Note 5 and Note 11 for disclosures of guarantees.

In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities," ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to certain variable interest entities created after January 31, 2003. The Company is currently assessing the potential impact of this accounting interpretation on its method of accounting for unconsolidated subsidiaries and does not believe it will have a material impact on the its consolidated results of operations, financial position, or cash flows.


Note 3. Acquisitions and Dispositions
-------------------------------------

Purchase of the Mexican government's ownership of Grupo TFM. The Company and Grupo TMM exercised their call option and, on July 29, 2002, completed the purchase of the Mexican government's 24.6% ownership of Grupo TFM. The Mexican government's ownership interest of Grupo TFM was purchased by TFM for a purchase price of $256.1 million, utilizing a combination of proceeds from an offering by TFM of debt securities, a credit from the Mexican government for the reversion of certain rail facilities and other resources. This transaction resulted in an increase in the Company's ownership percentage of Grupo TFM from 36.9% to approximately 46.6%. The purchase price was calculated by accreting the Mexican government's initial investment of approximately $199 million from the date of the Mexican government's investment through the date of the purchase, using the interest rate on one-year U.S. Treasury securities.

Sale of Mexrail, Inc. to TFM. On February 27, 2002, the Company, Grupo TFM, and certain of Grupo TMM's affiliates entered into a stock purchase agreement with TFM to sell to TFM all of the common stock of Mexrail. Mexrail owns the northern half of the international railway bridge at Laredo, Texas and all of the common stock of the Tex Mex. The sale closed on March 27, 2002 and the Company received approximately $31.4 million for its 49% interest in Mexrail. The Company used the proceeds from the sale of Mexrail to reduce debt. Although the Company no longer directly owns 49% of Mexrail, it retains an indirect ownership through its ownership of Grupo TFM. The Company's proportionate share of the proceeds from the sale of Mexrail to TFM exceeded the carrying value of the Company's investment in Mexrail by $11.2 million. The Company recognized a $4.4 million gain on the sale of Mexrail to TFM in the first quarter of 2002 while the remaining $6.8 of excess proceeds was deferred and is being amortized over 20 years.

Sale of Wyandotte Garage Corporation. In 2002, the Company sold its 80% interest in Wyandotte Garage Corporation for a gain of $4.9 million. Additionally, as a result of this sale, the Company was able to eliminate approximately $4.9 million of debt.

Spin-off of Stilwell. On July 12, 2000, KCS completed the Spin-off, which was approved by KCS's Board of Directors on June 14, 2000. Each KCS stockholder received two shares of the common stock of Stilwell for every one share of KCS common stock owned on the record date. The total number of Stilwell shares distributed was 222,999,786. Under tax rulings received from the Internal Revenue Service ("IRS"), the Spin-off qualifies as a tax-free distribution under Section 355 of the Internal Revenue Code of 1986, as amended. Also on July 12, 2000, KCS completed a reverse stock split whereby every two shares of KCS common stock were converted into one share of KCS common stock. The Company's stockholders approved this one-for-two reverse stock split in 1998 in contemplation of the Spin-off. The total number of KCS shares outstanding immediately following this reverse split was 55,749,947.

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

Prior to the Spin-off, KCS and Stilwell entered into various agreements for the purpose of governing certain of the limited ongoing relationships between KCS and Stilwell during a transitional period following the Spin-off, including an intercompany agreement, a contribution agreement and a tax disaffiliation agreement. See Note 12.

For the period between January 1, 2000 and July 12, 2000, the Company reported revenues related to Stilwell of $1,187.9 million, operating expenses of $646.2 million and operating income of $541.7 million. After further adjustments for the recognition of certain gains, interest expense, income taxes and a minority interest in earnings, the Company reported net income from discontinued operations, net of income taxes, of $363.8 million for the period between January 1, 2000 and July 12, 2000.


Note 4. Supplemental Cash Flow Disclosures
------------------------------------------

Supplemental Disclosures of Cash Flow Information.
                                                                    2002         2001         2000
                                                                  ---------    ---------    ---------
Cash payments (refunds) (in millions):
   Interest (includes $0.0, $0.0 and $0.7 million,
     Respectively, related to Stilwell)                            $  45.5      $  49.1      $  72.4

   Income tax payments (refunds) (includes $0.0, $0.0 and
     $195.9 million, respectively, related to Stilwell)            $ (29.6)     $ (25.0)     $ 143.1


Non-cash Investing and Financing Activities.
The Company initiated the Thirteenth Offering of KCS common stock under the Employee Stock Purchase Plan ("ESPP") during 2001. Stock subscribed under the Thirteenth Offering was issued to employees in January 2003 and was paid for through employee payroll deductions in 2002. The Company received approximately $3.5 million from payroll deductions associated with this offering of the ESPP. In connection with the Twelfth Offering of the ESPP (initiated in 2000), in 2001 the Company received approximately $4.5 million from employee payroll deductions for the purchase of KCS common stock. This stock was issued to employees in January 2002. The Company did not initiate an offering of KCS common stock under the ESPP during 1999. Accordingly, no payroll deductions related to an ESPP were recorded in 2000.

In conjunction with the January 2000 refinancing of the Company's debt structure, KCS borrowed $125 million under a $200 million 364-day senior unsecured competitive advance/revolving credit facility to retire debt obligations. Stilwell assumed this credit facility and repaid the $125 million in March 2000. Upon such assumption, KCS was released from all obligations, and Stilwell became the sole obligor, under this credit facility. The Company's indebtedness decreased as a result of the assumption of this indebtedness by Stilwell.

During 1999, the Company's Board of Directors declared a quarterly dividend totaling approximately $4.6 million payable in January of 2000. The dividend declaration reduced retained earnings and established a liability at the end of

1999. No cash outlay occurred until 2000. During the first quarter of 2000, the Company's Board of Directors suspended common stock dividends of KCS in conjunction with the terms of the KCS Credit Facility discussed above. It is not anticipated that KCS will make any cash dividend payments to its common stockholders for the foreseeable future.

In 2002, 2001 and 2000, the Company capitalized approximately $2, $4, and $9 million, respectively, of costs related to capital projects for which no cash outlay had yet occurred. These costs were included in accounts payable and accrued liabilities at December 31, 2002, 2001 and 2000 respectively.






Note 5. Investments
-------------------

Investments, including investments in unconsolidated affiliates, are as follows (in millions):

                                    Percentage
                                    Ownership
Company Name                     December 31, 2002                     Carrying Value
-----------------------------  ----------------------       --------------------------------------
                                                               2002          2001          2000
                                                            ----------    ----------    ----------
Grupo TFM                                      46.6%          $  380.1      $  334.4      $  306.0
Southern Capital                                 50%              24.9          23.2          24.6
Mexrail                                           0%(1)             --          11.7          13.3
PCRC                                             50%(2)           14.5          11.0           9.9
Other                                                              3.6           6.5           4.4
                                                            ----------    ----------    ----------
                                                              $  423.1      $  386.8      $  358.2
                                                            ==========    ==========    ==========

(1) The Company's investment in Mexrail was sold to TFM during 2002. See Note 3 for further information.
(2) The Company owns 50% of the outstanding voting common stock of PCRC.

Grupo TFM. In June 1996, the Company and Transportacion Maritima Mexicana, S.A. de C.V. ("TMM" - now Grupo TMM - see below) formed Grupo TFM to participate in the privatization of the Mexican railroad system. In December 1996, the Mexican government awarded Grupo TFM the right to acquire an 80% interest (representing 100% of the shares with unrestricted voting rights) in TFM for approximately
11.072 billion Mexican pesos (approximately $1.4 billion based on the U.S. dollar/Mexican peso exchange rate on the award date). TFM holds a 50-year concession (with the option of a 50-year extension subject to certain conditions) to operate approximately 2,650 miles of track which directly link Mexico City and Monterrey (as well as Guadalajara through trackage rights) with the ports of Lazaro Cardenas, Veracruz and Tampico and the Mexican/United States border crossings of Nuevo Laredo-Laredo, Texas and Matamoros-Brownsville, Texas. TFM's route network provides a connection to the major industrial and population areas of Mexico from the United States. TFM interchanges traffic with Tex Mex and the Union Pacific Railroad ("UP") at Laredo, Texas.

During December 2001, the Company's partner in Grupo TFM, TMM announced that its largest shareholder, Grupo TMM S.A. ("Grupo TMM" - formerly known as Grupo Servia, S.A. de C.V.), filed a registration statement on Form F-4 with the Securities and Exchange Commission ("SEC"). This registration statement, which was declared effective December 13, 2001, was filed to register securities that would be issued in the proposed merger of TMM with Grupo TMM. The proposed merger was approved with the surviving entity being Grupo TMM.

The Company and Grupo TMM exercised their call option and on July 29, 2002, completed the purchase of the Mexican government's 24.6% ownership of Grupo TFM. See Note 3 for further information.

On or prior to October 31, 2003, the Mexican government may sell its 20% interest in TFM through a public offering (with the consent of Grupo TFM if prior to October 31, 2003). If, on October 31, 2003, the Mexican government has not sold all of its capital stock in TFM, Grupo TFM is obligated to purchase the capital stock at the initial share price paid by Grupo TFM, adjusted for Mexican inflation and changes in the U.S. Dollar/Mexican Peso exchange rate. In the event that Grupo TFM does not purchase the Mexican government's remaining interest in TFM, Grupo TMM and KCS, or either Grupo TMM or KCS, are obligated to purchase the Mexican government's interest. KCS and Grupo TMM have cross indemnities in the event the Mexican government requires only one of them to purchase its interest. The cross indemnities allow the party required to purchase the Mexican government's interest to require the other party to purchase its pro rata portion of such interest. However, if KCS were required to purchase the Mexican government's interest in TFM and Grupo TMM could not meet its obligations under the cross-indemnity, then KCS would be obligated to pay the total purchase price for the Mexican government's interest. If KCS and Grupo TMM, or either KCS or Grupo TMM alone had been required to purchase the Mexican government's 20% interest in TFM as of December 31, 2002, the total purchase price would have been approximately $485.0 million.

At December 31, 2002, the Company's investment in Grupo TFM was approximately $380.1 million. The Company's interest in Grupo TFM is approximately 46.6%, with Grupo TMM owning approximately 48.5% and the remaining 4.9% is owned indirectly by the Mexican government through its 20% ownership of TFM. The Company has a management services agreement with Grupo TFM to provide certain consulting and management services. At December 31, 2002, $2.4 million is reflected as an account receivable in the Company's consolidated balance sheet related to this management service agreement. The Company accounts for its investment in Grupo TFM under the equity method.

Southern Capital. In 1996, the Company and GATX Capital Corporation ("GATX") completed a transaction for the formation and financing of a joint venture, Southern Capital, to perform certain leasing and financing activities. Southern Capital's principal operations are the acquisition of locomotives and rolling stock and the leasing thereof to the Company. The Company holds a 50% interest in Southern Capital, which it accounts for using the equity method of accounting. Concurrent with the formation of this joint venture, the Company entered into operating leases with Southern Capital for substantially all the locomotives and rolling stock contributed or sold to Southern Capital at rental rates which management believes reflected market conditions at that time. KCSR paid Southern Capital $28.7, $28.8, and $27.3 million under these operating leases in 2002, 2001 and 2000, respectively. In connection with the formation of Southern Capital, the Company received cash that exceeded the net book value of assets contributed to the joint venture by approximately $44.1 million. Accordingly, this excess fair value over book value is being recognized as a reduction in lease rental expense over the terms of the leases (approximately $4.5, $4.4 and $5.8 million in 2002, 2001 and 2000, respectively). During 2001 and 2000, the Company received dividends of $3.0 million and $5.0 million, respectively, from Southern Capital. No dividends were received from Southern Capital during 2002.

Additionally, the Company performs certain general administrative and accounting functions for Southern Capital. Payments to the Company under these agreements were not material in 2002, 2001, and 2000, respectively. GATX also entered into an agreement to manage the rail portfolio assets, as well as to perform certain general and administrative services.

During 2001, Southern Capital refinanced its five-year credit facility, which was scheduled to mature on October 19, 2001, with a one-year bridge loan for $201 million. On June 25, 2002, Southern Capital refinanced the outstanding balance of this bridge loan through the issuance of approximately $167.6 million of pass through trust certificates and the sale of 50 locomotives. The pass through trust certificates are secured by the sold locomotives, all of the remaining locomotives and rolling stock owned by Southern Capital and rental payments payable by KCSR under the sublease of the sold locomotives and its leases of the equipment owned by Southern Capital. Payments of interest and principal of the pass through trust certificates, which are due semi-annually on June 30 and December 30 commencing on December 30, 2002 and ending on June 30, 2022, are insured under a financial guarantee insurance policy by MBIA Insurance Corporation. KCSR leases or subleases all of the equipment securing the pass through certificates.

Panama Canal Railway Company. In January 1998, the Republic of Panama awarded PCRC, a joint venture between KCSR and Mi-Jack Products, Inc. ("Mi-Jack"), the concession to reconstruct and operate the Panama Canal Railway, a 47-mile railroad located adjacent to the Panama Canal, that provides international shippers with a railway transportation option to complement the Panama Canal. The Panama Canal Railway, which traces its origins back to the late 1800's, is a north-south railroad traversing the Panama isthmus between the Pacific and Atlantic Oceans. The railroad has been reconstructed and it resumed freight operations on December 1, 2001. Panarail operates and promotes commuter and tourist passenger service over the Panama Canal Railway. Passenger service started during July 2001.

As of December 31, 2002, the Company has invested approximately $19.9 million toward the reconstruction and operations of the Panama Canal Railway. This investment is comprised of $12.9 million of equity and $7.0 million of subordinated loans. These loans carry a 10% interest rate and are payable on demand, subject to certain restrictions.

In November 1999, PCRC completed the financing arrangements for this project with the International Finance Corporation ("IFC"), a member of the World Bank Group. The financing is comprised of a $5 million investment by the IFC and senior loans through the IFC in an aggregate amount of up to $45 million. Additionally, PCRC has $4.2 million of equipment loans from Transamerica Corporation and other capital leases totaling $3.8 million. The IFC's investment of $5 million in PCRC is comprised of non-voting preferred shares which pay a 10% cumulative dividend. As of December 31, 2002, PCRC has recorded a $1.5 million liability for these cumulative preferred dividends. The preferred shares may be redeemed at the IFC's option any year after 2008 at the lower of (1) a net cumulative internal rate of return of 30% or (2) eight times earnings before interest, income taxes, depreciation and amortization for the two years preceding the redemption that is proportionate to the IFC's percentage ownership in PCRC. Under the terms of the loan agreement with IFC, the Company is a guarantor for up to $5.6 million of the associated debt. Also if PCRC terminates the concession contract without the IFC's consent, the Company is a guarantor for up to 50% of the outstanding senior loans. The Company is also a guarantor for up to $2.1 million of the equipment loans from Transamerica Corporation and approximately $50 thousand relating to the other capital leases. The cost of the reconstruction totaled approximately $80 million. The Company expects to loan an additional $2 million to PCRC during 2003 under the same terms as the existing $7.0 million subordinated loans.

Financial Information. Combined financial information of all unconsolidated affiliates that the Company and its subsidiaries account for under the equity method follows. All amounts, including those for Grupo TFM, are presented under U.S. GAAP. Certain prior year amounts have been reclassified to reflect amounts from applicable audited financial statements (dollars in millions).

                                                          December 31, 2002
                                                    ------------------------------
                                                     Grupo     Southern
                                                      TFM       Capital      PCRC
                                                    --------   --------   --------
Investment in unconsolidated affiliates             $  380.1   $   24.9   $    7.5

Equity in net assets of unconsolidated affiliates      366.0       24.9        7.5

Dividends and distributions received from
   Unconsolidated affiliates                              --         --         --

Financial Condition:
Current assets                                      $  265.2   $    5.5   $    8.8
Non-current assets                                   2,061.3      139.4       83.3
                                                    --------   --------   --------
       Assets                                       $2,326.5   $  144.9   $   92.1
                                                    ========   ========   ========

Current liabilities                                 $  147.3   $     --   $    4.0
Non-current liabilities                              1,045.3       95.1       73.1
Minority interest                                      348.0         --         --
Equity of stockholders and partners                    785.9       49.8       15.0
                                                    --------   --------   --------
       Liabilities and equity                       $2,326.5   $  144.9   $   92.1
                                                    ========   ========   ========

Operating results:
Revenues                                            $  712.1   $   31.0   $    5.0
                                                    --------   --------   --------
Costs and expenses                                     540.6       26.4       12.9
                                                    --------   --------   --------
Net income                                          $  110.2   $    2.7   $   (7.9)
                                                    --------   --------   --------

                                                                   December 31, 2001
                                                    ----------------------------------------------
                                                      Grupo     Southern
                                                       TFM       Capital     Mexrail        PCRC
                                                    ---------   ---------   ---------    ---------
Investment in unconsolidated affiliates             $   334.4   $    23.2   $    11.7    $    11.5

Equity in net assets of unconsolidated affiliates       331.3        23.2        12.0         11.5

Dividends and distributions received from
   Unconsolidated affiliates                               --         3.0          --           --

Financial Condition:
Current assets                                      $   294.3   $     2.5   $    34.9    $     3.6
Non-current assets                                    1,924.3       240.6        59.3         85.5
                                                    ---------   ---------   ---------    ---------
       Assets                                       $ 2,218.6   $   243.1   $    94.2    $    89.1
                                                    =========   =========   =========    =========

Current liabilities                                 $   350.8   $   196.6   $    42.8    $    10.8
Non-current liabilities                                 593.8          --        27.5         55.3
Minority interest                                       376.3          --          --           --
Equity of stockholders and partners                     897.7        46.5        23.9         23.0
                                                    ---------   ---------   ---------    ---------
       Liabilities and equity                       $ 2,218.6   $   243.1   $    94.2    $    89.1
                                                    =========   =========   =========    =========

Operating results:
Revenues                                            $   667.8   $    30.2   $    55.0    $     1.8
                                                    ---------   ---------   ---------    ---------
Costs and expenses                                  $   457.7   $    25.5   $    58.2    $     3.2
                                                    ---------   ---------   ---------    ---------
Net income                                          $    76.7   $     4.8   $    (2.0)   $    (2.0)
                                                    ---------   ---------   ---------    ---------


                                                                   December 31, 2000
                                                    ----------------------------------------------
                                                      Grupo     Southern
                                                       TFM       Capital     Mexrail        PCRC
                                                    ---------   ---------   ---------    ---------
Investment in unconsolidated affiliates             $   306.0   $    24.6   $    13.3    $     9.5

Equity in net assets of unconsolidated affiliates       303.0        24.6        13.9          9.5

Dividends and distributions received from
   Unconsolidated affiliates                               --         5.0          --           --

Financial Condition:
Current assets                                      $   190.9   $     0.2   $    24.7    $     7.1
Non-current assets                                    1,885.6       262.0        42.7         49.4
                                                    ---------   ---------   ---------    ---------
       Assets                                       $ 2,076.5   $   262.2   $    67.4    $    56.5
                                                    =========   =========   =========    =========

Current liabilities                                 $    80.5   $     0.4   $    32.2    $     0.6
Non-current liabilities                                 817.8       212.5         6.8         37.0
Minority interest                                       357.2          --          --           --
Equity of stockholders and partners                     821.0        49.3        28.4         18.9
                                                    ---------   ---------   ---------    ---------
       Liabilities and equity                       $ 2,076.5   $   262.2   $    67.4    $    56.5
                                                    =========   =========   =========    =========

Operating results:
Revenues                                            $   640.6   $    30.8   $    56.5    $     0.3
                                                    ---------   ---------   ---------    ---------
Costs and expenses                                  $   493.7   $    27.7   $    57.7    $     1.2
                                                    ---------   ---------   ---------    ---------
Net income                                          $    44.8   $     3.2   $    (0.1)   $    (0.9)
                                                    ---------   ---------   ---------    ---------

The Company, Grupo TFM, and certain of their affiliates entered into an agreement on February 27, 2002 with TFM to sell to TFM all of the common stock of Mexrail. The sale closed on March 27, 2002. Accordingly for 2002, the results of Mexrail have been consolidated into the results of Grupo TFM.

Generally, the difference between the carrying amount of the Company's investment in unconsolidated affiliates and the underlying equity in net assets is attributable to certain equity investments whose carrying amounts have been reduced to zero, and report a net deficit. With respect to the Company's investment in Grupo TFM, the effects of foreign currency transactions and capitalized interest prior to June 23, 1997, which are not recorded on the investee's books, also result in these differences. Additionally, the purchase by TFM of the Mexican government's former 24.6% interest in Grupo

TFM resulted in a reduction of Grupo TFM's stockholder's equity as the purchased shares from the Mexican government were recorded as Treasury shares at Grupo TFM. The Company invested no funds in this transaction, however, and, therefore, it did not have an impact on the Company's investment in Grupo TFM. As a result, the difference between the Company's equity in net assets of Grupo TFM and its underlying investment arising as a result of this transaction will be amortized against the Company's equity in earnings from Grupo TFM over a 33 year period, which is the estimate of the average remaining useful life of Grupo TFM's concession assets.

The deferred income tax calculations for Grupo TFM are significantly impacted by fluctuations in the relative value of the Mexican peso versus the U.S. dollar and the rate of Mexican inflation, and can result in significant variability in the amount of equity earnings (losses) reported by the Company.


Note 6. Other Balance Sheet Captions
------------------------------------

Accounts Receivable. Accounts receivable include the following items (in millions):

                                               2002         2001         2000
                                            ---------    ---------    ---------
Accounts receivable                         $   127.5    $   140.4    $   140.2
Allowance for doubtful accounts                  (9.0)       (10.4)        (5.2)
                                            ---------    ---------    ---------

Accounts receivable, net                    $   118.5    $   130.0    $   135.0
                                            =========    =========    =========

Bad debt expense                            $     0.5    $     1.7    $    (0.6)
                                            ---------    ---------    ---------

Other Current Assets. Other current assets include the following items (in millions):

                                               2002         2001         2000
                                            ---------    ---------    ---------
Deferred income taxes                       $    18.7    $    16.0    $     9.3
Federal income taxes receivable                  16.6         27.6           --
Receivable - Duncan case (Note 11)                 --           --          7.0
Receivable - Bogalusa case (Note 11)               --         19.3           --
Prepaid expenses                                  3.8          2.9          1.0
Other                                             5.4          6.0          8.6
                                            ---------    ---------    ---------

     Total                                  $    44.5    $    71.8    $    25.9
                                            =========    =========    =========

Properties. Properties and related accumulated depreciation and amortization are summarized below (in millions):

                                                 2002         2001         2000
                                            ---------    ---------    ---------
Properties, at cost
     Road properties                        $ 1,606.4    $ 1,520.4    $ 1,394.8
     Equipment                                  342.9        289.2        295.5
     Equipment under capital leases               6.6          6.6          6.7
     Other                                        8.4         28.8         32.4
                                            ---------    ---------    ---------

     Total                                    1,964.3      1,845.0      1,729.4
Accumulated depreciation and amortization       702.3        660.2        622.9
                                            ---------    ---------    ---------

     Total                                    1,262.0      1,184.8      1,106.5
Construction in progress                         75.4        142.6        221.3
                                            ---------    ---------    ---------

     Net Properties                         $ 1,337.4    $ 1,327.4    $ 1,327.8
                                            =========    =========    =========

Accrued Liabilities. Accrued liabilities include the following items (in millions):

                                                 2002         2001         2000
                                            ---------    ---------    ---------
Claims reserves                             $    35.3    $    30.1    $    45.7
Prepaid freight charges due other railroads      24.5         21.2         24.5
Duncan case liability (Note 11)                    --           --         14.2
Bogalusa case liability (Note 11)                  --         22.3           --
Car hire per diem                                11.5         12.0         12.1
Vacation accrual                                  7.8          8.0          8.5
Other non-income related taxes                    4.4          4.1          5.3
Federal income taxes payable                       --           --          3.5
Interest payable                                  6.4         10.1          7.4
Other                                            38.7         42.2         36.2
                                            ---------    ---------    ---------

     Total                                  $   128.6    $   150.0    $   157.4
                                            =========    =========    =========







Note 7. Long-Term Debt
----------------------

Indebtedness Outstanding. Long-term debt and pertinent provisions follow (in millions):

                                                       2002        2001        2000
                                                    ---------   ---------   ---------
KCS
Notes and Debentures, due March
   2005 to December 2025
   Rates: 6.625% to 7.00%                           $     1.3   $     1.6   $     1.6

KCSR
Revolving Credit Facility, variable interest rate
   4.03%, due January 2006                                 --        20.0          --
Term Loans, variable interest rates
   3.78%, due June 2008                                 149.2       377.5       400.0
Senior Notes, 7.5% interest rate, due
   June 15, 2009                                        200.0          --          --
Senior Notes, 9.5% interest rate, due
   October 1, 2008                                      200.0       200.0       200.0
Equipment Trust Certificates, 8.56% to 9.23%,
   due serially to December 15, 2006                     23.5        43.5        54.9
Capital Lease Obligations, 7.15% to 9.00%,
   due serially to September 30, 2009                     2.5         3.0         3.5
Term Loans with State of Illinois, 3% to 5%
   due serially to 2009                                   3.3         3.9         4.4

Other
Industrial Revenue Bond                                   2.0         3.0         4.0
Mortgage Note                                              --         5.1         5.3
Term Loan with State of Illinois, 3% due
   February 2018                                          0.8         0.8         0.9
                                                    ---------   ---------   ---------

Total                                                   582.6       658.4       674.6
Less: debt due within one year                           10.0        46.7        36.2
                                                    ---------   ---------   ---------
Long-term debt                                      $   572.6   $   611.7   $   638.4
                                                    =========   =========   =========

Debt Refinancing

7 1/2% Senior Notes. On June 12, 2002, KCSR issued $200 million of 7 1/2% senior notes due June 15, 2009 ("7 1/2% Notes") through a private offering pursuant to Rule 144A under the Securities Act of 1933 in the United States and Regulation S outside the United States ("Note Offering"). Net proceeds from the Note Offering of $195.8 million, together with cash, were used to repay term debt under the Company's former senior secured credit facility ("KCS Credit Facility") and certain other secured indebtedness of the Company. Debt issuance costs related to the Note Offering of approximately $4.6 million were deferred and are being amortized over the seven-year term of the 7 1/2% Notes. The remaining balance of deferred debt issuance costs associated with the Note Offering was approximately $4.2 million at December 31, 2002. Debt retirement costs associated with the prepayment of certain term loans under the KCS Credit Facility using proceeds from the Note Offering were approximately $4.3 million. These debt retirement costs were previously reported as an extraordinary item, but have been reclassified in accordance with Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"), which the Company early adopted in the fourth quarter of 2002.

KCS submitted a Form S-4 Registration Statement to the SEC on July 12, 2002, as amended on July 24, 2002, relative to an Exchange Offer for the $200 million 7 1/2% senior notes due 2009. On July 30, 2002, the SEC declared this Registration Statement effective thereby providing the opportunity for holders of the initial 7 1/2% Senior Notes due 2009 to exchange them for registered notes with substantially identical terms. All of the 7 1/2% Senior Notes due 2009 were exchanged for $200 million of registered notes due June 15, 2009. The registered notes bear a fixed annual interest rate to be paid semi-annually on June 15 and December 15 and are due June 15, 2009. These registered notes are general unsecured obligations of KCSR, are guaranteed by the Company and certain of its subsidiaries, and contain certain covenants and restrictions customary for this type of debt instrument and for borrowers with similar credit ratings.

9 1/2% Senior Notes. During the third quarter of 2000, the Company completed a $200 million private offering of debt securities through KCSR. The offering, completed pursuant to Rule 144A under the Securities Act of 1933 in the United States and Regulation S outside the United States, consisted of 8-year senior unsecured notes ("9 1/2% Notes"). Net proceeds from this offering of $196.5 million were used to refinance term debt and reduce commitments under the KCS Credit Facility. The refinanced debt was scheduled to mature on January 11, 2001 (see below). Costs related to the issuance of these 9 1/2% Notes were deferred and are being amortized over their eight-year term. The remaining balance of these deferred costs was approximately $3.3 million at December 31, 2002.

On January 25, 2001, the Company filed a Form S-4 Registration Statement with the SEC registering exchange notes under the Securities Act of 1933. The Company filed Amendment No. 1 to this Registration Statement and the SEC declared this Registration Statement, as amended, effective on March 15, 2001, thereby providing the opportunity for holders of the initial 9 1/2% Notes to exchange them for registered notes with substantially identical terms. All of the 9 1/2% Notes were exchanged for $200 million of registered notes. These registered notes bear a fixed annual interest rate and are due on October 1, 2008. These registered notes are general unsecured obligations of KCSR, are guaranteed by the Company and certain of its subsidiaries, and contain certain covenants and restrictions customary for this type of debt instrument and for borrowers with similar credit ratings.

New Credit Agreement. On June 12, 2002, in conjunction with the repayment of certain of the term loans under the KCS Credit Facility using the net proceeds received from the Note Offering, the Company amended and restated the KCS Credit Facility (the amended and restated credit agreement is referred to as the New Credit Agreement herein). The New Credit Agreement provides KCSR with a $150 million term loan ("Tranche B term loan"), which matures on June 12, 2008, and a $100 million revolving credit facility ("Revolver"), which matures on January 11, 2006. Letters of credit are also available under the Revolver up to a limit of $15 million. The proceeds from future borrowings under the Revolver may be used for working capital and for general corporate purposes. The letters of credit may be used for general corporate purposes. Borrowings under the New Credit Agreement are secured by substantially all of the Company's assets and are guaranteed by the majority of its subsidiaries.

The Tranche B term loan and the Revolver bear interest at the London Interbank Offered Rate ("LIBOR") or an alternate base rate, as the Company shall select, plus an applicable margin. The applicable margin for the Tranche B term loan is 2% for LIBOR borrowings and 1% for alternate base rate borrowings. The applicable margin for the Revolver is based on the Company's leverage ratio (defined as the ratio of the Company's total debt to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization, excluding the undistributed earnings of unconsolidated affiliates) for the prior four fiscal quarters). Based on the Company's leverage ratio as of December 31, 2002, the applicable margin was 2.25% per annum for LIBOR borrowings and 1.25% per annum for alternate base rate borrowings.

The New Credit Agreement also requires the payment to the lenders of a commitment fee of 0.50% per annum on the average daily, unused amount of the Revolver. Additionally, a fee equal to a per annum rate of 0.25% plus the applicable margin for LIBOR priced borrowings under the Revolver will be paid on any letter of credit issued under the Revolver.

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

Debt issuance costs related to the New Credit Agreement of approximately $1.1 million were deferred and are being amortized over the respective term of the loans. The remaining balance of deferred debt costs associated with the New Credit Agreement was approximately $1.0 million at December 31, 2002.

Re-capitalization of Debt Structure in anticipation of Spin-off. In preparation for the Spin-off, the Company re-capitalized its debt structure in January 2000 through a series of transactions as follows:

Bond Tender and Other Debt Repayment. On December 6, 1999, KCS commenced offers to purchase and consent solicitations with respect to any and all of the Company's outstanding 7.875% Notes due July 1, 2002, 6.625% Notes due March 1, 2005, 8.8% Debentures due July 1, 2022, and 7% Debentures due December 15, 2025 (collectively "Debt Securities" or "notes and debentures").

Approximately $398.4 million of the $400 million outstanding Debt Securities were validly tendered and accepted by the Company. Total consideration paid for the repurchase of these outstanding notes and debentures was $401.2 million. In conjunction with the early retirement of these Debt Securities, the Company reported $10.9 million of debt retirement costs. These debt retirement costs were previously reported as an extraordinary item, but have been reclassified in accordance with SFAS 145. Funding for the repurchase of these Debt Securities and for the repayment of $264 million of borrowings under then-existing revolving credit facilities was obtained from two credit facilities (the "KCS Credit Facility" and the "Stilwell Credit Facility", or collectively the "Credit Facilities"), each of which was entered into on January 11, 2000. The Credit Facilities, initially provided for total commitments of $950 million. Stilwell assumed the Stilwell Credit Facility, including the borrowings thereunder, and, upon completion of the Spin-off, the Company was released from all obligations thereunder.

KCS Credit Facility. The KCS Credit Facility initially provided for total commitments of $750 million comprised of three separate term loans totaling $600 million and a revolving credit facility available until January 11, 2006. On January 11, 2000, KCSR borrowed the full amount ($600 million) of the term loans and used the proceeds to repurchase the Debt Securities, retire other debt obligations and pay related fees and expenses. No funds were initially borrowed under the revolving credit facility. The term loans were initially comprised of the following: $200 million due January 11, 2001, $150 million due December 30, 2005 and $250 million due December 29, 2006. The $200 million term loan due January 11, 2001 was refinanced during the third quarter of 2000 as described above. The remainder of the KCS Credit Facility has also been refinanced as described above.

Issue costs relating to the KCS Credit Facility of approximately $17.6 million were deferred and amortized over the respective term of the loans. In conjunction with the refinancing of a $200 million term loan previously due January 11, 2001, which was a part of the KCS Credit Facilities, approximately $1.8 million of these deferred costs were immediately recognized. In conjunction with the issuance of the 7 1/2% Notes and related prepayment of certain term loans under the KCS Credit Facility, debt retirement costs of approximately $4.3 million were recognized for the year ended December 31, 2002. Additionally, for the year ended December 31, 2001, $1.4 million in fees were incurred related to a waiver for certain credit facility covenants. These fees have also been deferred and are being amortized over the respective term of the loans. After consideration of current year amortization, the remaining balance of these deferred costs was approximately $4.4 million at December 31, 2002.

Leases and Debt Maturities. The Company and its subsidiaries lease transportation equipment, as well as office and other operating facilities under various capital and operating leases. Rental expenses under operating leases were $55.0 million, $56.8 and $58.2 million for the years 2002, 2001 and 2000, respectively. Minimum annual payments and present value thereof under existing capital leases, other debt maturities, and minimum annual rental commitments under noncancellable operating leases are as follows (dollars in millions):



                      Capital Leases                                         Operating Leases
              ------------------------------                         ------------------------------
              Minimum                  Net       Long-
               Lease       Less      Present     Term      Total     Southern    Third
              Payments   Interest     Value      Debt       Debt     Capital     Party      Total
              --------   --------   --------   --------   --------   --------   --------   --------
2003          $    0.7   $    0.1   $    0.6   $    9.4   $   10.0   $   34.1   $   26.1   $   60.2
2004               0.6        0.2        0.4        9.4        9.8       30.7       22.1       52.8
2005               0.5        0.1        0.4        8.7        9.1       27.0       16.4       43.4
2006               0.4        0.1        0.3        7.6        7.9       26.4       15.3       41.7
2007               0.3        0.1        0.2       72.7       72.9       21.9       15.2       37.1
Later years        0.6        0.0        0.6      472.3      472.9      151.3       58.8      210.1
              --------   --------   --------   --------   --------   --------   --------   --------
Total         $    3.1   $    0.6   $    2.5   $  580.1   $  582.6   $  291.4   $  153.9   $  445.3
              ========   ========   ========   ========   ========   ========   ========   ========

KCSR Indebtedness. KCSR has purchased locomotives and rolling stock under conditional sales agreements, equipment trust certificates and capitalized lease obligations. The equipment, which has been pledged as collateral for the related indebtedness, has an original cost of $134.7 million and a net book value of $72.4 million.

Other Agreements, Guarantees, Provisions and Restrictions. The Company has debt agreements containing restrictions on subsidiary indebtedness, advances and transfers of assets, and sale and leaseback transactions, as well as requiring compliance with various financial covenants. At December 31, 2002, the Company was in compliance with the provisions and restrictions of these agreements. Because of certain financial covenants contained in the debt agreements, however, maximum utilization of the Company's available line of credit may be restricted. As discussed in Note 5, the Company is a guarantor for up to $5.6 million of debt associated with PCRC. Also if PCRC terminates its' concession contract without the IFC's consent, the Company is a guarantor for up to 50% of PCRC's outstanding senior loans. The Company is also a guarantor for up to $2.1 million of the equipment loans from Transamerica Corporation and approximately $50 thousand relating to other capital leases.


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

Tax Expense. Income tax provision (benefit) attributable to continuing operations consists of the following components (in millions):

                                              2002         2001         2000
                                            ---------    ---------    ---------
Current
     Federal                                $   (15.3)   $   (26.6)   $   (30.6)
     State and local                              0.4         (1.1)        (0.2)
     Foreign withholding taxes                     --          0.1          0.2
                                            ---------    ---------    ---------
         Total current                          (14.9)       (27.6)       (30.6)
Deferred
     Federal                                     20.8         29.5         23.4
     State and local                              1.0          0.9         (0.3)
                                            ---------    ---------    ---------
         Total deferred                          21.8         30.4         23.1
                                            ---------    ---------    ---------
Total income tax provision (benefit)        $     6.9    $     2.8    $    (7.5)
                                            =========    =========    =========



The federal and state deferred tax liabilities (assets) attributable to continuing operations at December 31 are as follows (in millions):

                                              2002         2001         2000
                                            ---------    ---------    ---------
Liabilities:
     Depreciation                           $   409.5    $   380.7    $   351.0
     Other, net                                    --         10.0          6.3
                                            ---------    ---------    ---------
       Gross deferred tax liabilities           409.5        390.7        357.3
                                            ---------    ---------    ---------

Assets:
     NOL and AMT credit carryovers               (3.4)        (3.4)        (8.8)
     Book reserves not currently deductible
       for tax                                  (26.8)       (30.0)       (22.3)
     Vacation accrual                            (2.8)        (3.1)        (2.5)
     Other, net                                  (2.4)          --         (0.8)
                                            ---------    ---------    ---------
       Gross deferred tax assets                (35.4)       (36.5)       (34.4)
                                            ---------    ---------    ---------
Net deferred tax liability                  $   374.1    $   354.2    $   322.9
                                            =========    =========    =========


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

Tax Rates. Differences between the Company's effective income tax rates applicable to continuing operations and the U.S. federal income tax statutory rates of 35% are as follows (in millions):

                                                   2002          2001          2000
                                                 ---------     ---------     ---------
Income tax provision using the
   Statutory rate in effect                      $    21.4     $    11.9     $     3.2
Tax effect of
     Earnings of equity investees                    (15.0)         (9.4)         (6.6)
     Other, net                                       (0.9)          0.4          (3.8)
                                                 ---------     ---------     ---------
Federal income tax provision (benefit)                 5.5           2.9          (7.2)
State and local income tax provision (benefit)         1.4          (0.2)         (0.5)
Foreign withholding taxes                               --           0.1           0.2
                                                 ---------     ---------     ---------

Total                                            $     6.9     $     2.8     $    (7.5)
                                                 =========     =========     =========
Effective tax rate                                    11.3%          8.3%        (82.5)%
                                                 =========     =========     =========

Temporary Difference Attributable to Grupo TFM Investment. At December 31, 2002, the Company's book basis exceeded the tax basis of its investment in Grupo TFM by $79.4 million. The Company has not provided a deferred income tax liability for the income taxes, if any, which might become payable on the realization of this basis difference because the Company intends to indefinitely reinvest in Grupo TFM the financial statement earnings which gave rise to the basis differential. Moreover, the Company has no other plans to realize this basis differential by a sale of its investment in Grupo TFM. If the Company were to realize this basis difference in the future by a receipt of dividends or the sale of its interest in Grupo TFM, as of December 31, 2002 the Company would incur gross federal income taxes of $27.8 million, which might be partially or fully offset by Mexican income taxes and could be available to reduce federal income taxes at such time.

Tax Carryovers. At December 31, 2000, the Company had $3.4 million of alternative minimum tax credit carryover generated by the MidSouth Railroad ("MidSouth") prior to its acquisition by the Company. This was fully utilized on the 2000 tax return filed in 2001. The amount of federal net operating loss
(NOL) carryover generated by MidSouth and Gateway Western prior to acquisition by the Company was $67.8 million, of which $57.6 million was utilized in pre-2000 years. The Company utilized approximately $1.5 million of these NOL's in 2000, leaving approximately $8.7 million available for carryforward at December 31, 2002 with expiration dates beginning in 2008. The use of preacquisition net operating losses and tax credit carryovers is subject to limitations imposed by the Internal Revenue Code. The Company does not anticipate that these limitations will affect utilization of the carryovers prior to their expiration. Additionally, in 2002 and 2001, the Company generated net operating losses. These NOL's were carried back to 2000 and 1999 and the applicable tax returns have been amended.

Tax Examinations. The IRS is currently in the process of examining the consolidated federal income tax returns for the years 1993 through 1996. For years prior to 1993, the statute of limitations has closed. In addition, other taxing authorities are currently examining the years 1994 through 1999 and have proposed additional tax assessments for which the Company believes it has recorded adequate reserves. Since most of these asserted tax deficiencies represent temporary differences, subsequent payments of taxes will not require additional charges to income tax expense. In addition, accruals have been made for interest (net of tax benefit) for estimated settlement of the proposed tax assessments. Thus, management believes that final settlement of these matters will not have a material adverse effect on the Company's consolidated results of operations, financial condition, or cash flows.


Note 9. Stockholders' Equity
----------------------------

Reverse Stock Split. All periods presented in the accompanying consolidated financial statements reflect the one-for-two reverse stock split completed on July 12, 2000 in conjunction with the Spin-off. See Note 3.

Stock Option Plans. During 1998, various existing Employee Stock Option Plans were combined and amended as the Kansas City Southern 1991 Amended and Restated Stock Option and Performance Award Plan (as amended and restated effective November 7, 2002). The Plan provides for the granting of options to purchase up to 16.0 million shares of the Company's common stock by officers and other designated employees. Options granted under this Plan have been granted at 100% of the average market price of the Company's stock on the date of grant and generally may not be exercised sooner than one year or longer than ten years following the date of the grant, except that options outstanding with limited rights ("LRs") or limited stock appreciation rights ("LSARs"), become immediately exercisable upon certain defined circumstances constituting a change in control of the Company. The Plan includes provisions for stock appreciation rights, LRs and LSARs. All outstanding options include LSARs, except for options granted to non-employee Directors prior to 1999.

For purposes of computing the pro forma effects of option grants under the fair value accounting method prescribed by SFAS 123, the fair value of each option grant is estimated on the date of grant using a version of the Black-Scholes option pricing model. The following assumptions were used for the various grants depending on the date of grant, nature of vesting and term of option:

                                         2002                2001                2000
                                   ----------------    ----------------    ----------------
     Dividend Yield                             0%                  0%                  0%
     Expected Volatility                35% to 38%          35% to 40%           34 to 50%
     Risk-free Interest Rate        2.16% to 3.88%      2.98% to 4.84%      5.92% to 6.24%
     Expected Life                         3 years             3 years             3 years

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

As part of the Spin-off, generally holders of an option to purchase one share of KCS common stock received options to purchase two shares of Stilwell common stock. The option exercise price for the KCS and Stilwell stock options was prorated based on the market value for KCS common stock and Stilwell common stock on the date of the Spin-off. The exercise prices for periods subsequent to the Spin-off were accordingly reduced to reflect this amount. The changes made to the Company's fixed stock option grants as a result of the Spin-off in 2000 resulted in the option holder having the same economic position both immediately before and immediately after the Spin-off. In accordance with the provisions of FIN 44, the Company, therefore, did not record additional compensation expense as a result of the Spin-off.

Summary of Company's Stock Option Plans. A summary of the status of the Company's stock option plans as of December 31, 2002, 2001 and 2000 and changes during the years then ended is presented below. The number of shares, the weighted average exercise price and the weighted average fair value of options granted reflect the reverse stock split on July 12, 2000 for all periods presented. However, the weighted average exercise price and the weighted average fair value of options were not restated to reflect the impact of the Spin-off for the periods prior to the Spin-off (1/1/2000 - 7/12/2000).

                                                   2002                       2001
                                         ------------------------   ------------------------
                                                        Weighted-                  Weighted-
                                                        Average                    Average
                                                        Exercise                   Exercise
                                           Shares        Price        Shares        Price
                                         ----------    ----------   ----------    ----------
Outstanding at January 1                  5,821,315    $     5.44    6,862,036    $     4.92
Exercised                                (1,265,418)         4.87   (1,128,838)         3.71
Canceled/Expired                           (144,388)         6.15     (105,537)         4.79
Granted                                     433,717         14.25      193,654         13.37
                                         ----------                 ----------
Outstanding at December 31                4,845,226    $     6.35    5,821,315    $     5.44
                                         ==========                 ==========

Exercisable at December 31                3,784,417    $     5.63    4,803,942    $     5.13

Weighted-Average fair value of
     Options granted during the period                 $     3.97                 $     4.18

                                           7/13/2000-12/31/2000        1/1/2000-7/12/2000
                                         ------------------------   ------------------------
                                                        Weighted-                  Weighted-
                                                        Average                    Average
                                                        Exercise                   Exercise
                                           Shares        Price        Shares        Price
                                         ----------    ----------   ----------    ----------
Outstanding at beginning of period        4,165,692    $     1.26    4,280,581    $    33.94
Exercised                                (2,469,667)         0.76     (394,803)        47.14
Canceled/Expired                           (388,686)         4.82       (1,800)        89.13
Granted                                   5,554,697          5.81      281,714        142.08
                                         ----------                 ----------
Outstanding at end of period              6,862,036    $     4.92    4,165,692    $    39.98
                                         ==========                 ==========

Exercisable at December 31                1,355,464    $     1.41

Weighted-Average fair value of
     Options granted during the period                 $     1.54                 $    49.88










The following table summarizes information about stock options outstanding at December 31, 2002:

                                        OUTSTANDING                                 EXERCISABLE
                     -------------------------------------------------     ----------------------------

                                           Weighted-         Weighted-                        Weighted-
  Range of                                  Average          Average                          Average
  Exercise              Shares             Remaining         Exercise          Shares         Exercise
   Prices             Outstanding      Contractual Life       Price         Exercisable        Price
 -----------         -------------     ----------------     ----------     -------------     ----------
  $.20 - 1                 244,556           2.4 years        $ 0.88             244,556       $ 0.88
     1 - 2                 161,296           4.2                1.33             161,296         1.33
     2 - 4                 163,399           5.8                2.84             126,399         2.80
     4 - 7               3,570,216           7.5                5.76           2,955,451         5.77
     7 - 10                105,072           7.7                8.37             105,072         8.37
    10 - 13                 85,000           8.5               12.62              85,000        12.62
    13 - 17                515,687           9.4               14.28             106,643        14.20
                     -------------                                         -------------

   .20 - 17              4,845,226           7.3                6.35           3,784,417         5.63
                     =============                                         =============

At December 31, 2002, shares available for future grants under the stock option plan were 1,771,372.

Stock Purchase Plan. The ESPP, established in 1977, provides to substantially all full-time employees of the Company, certain subsidiaries and certain other affiliated entities, the right to subscribe to an aggregate of 11.4 million shares of common stock. The purchase price for shares under any stock offering is to be 85% of the average market price on either the exercise date or the offering date, whichever is lower, but in no event less than the par value of the shares. At December 31, 2002 there were approximately 4.8 million shares available for future offerings.

The following table summarizes activity related to the various ESPP offerings:

                                 Date         Shares                          Shares          Date
                               Initiated    Subscribed         Price          Issued         Issued
                               ---------    ----------     -------------    -----------   -----------
Fourteenth Offering              2002         248,379         $12.29               --             --
Thirteenth Offering              2001         402,902      $10.24-$10.57      337,917      2002/2003
Twelfth Offering                 2000         705,797         $ 7.31          623,060      2001/2002

For purposes of computing the pro forma effects of employees' purchase rights under the fair value accounting method prescribed by SFAS 123, the fair value of the offerings under the ESPP is estimated on the date of grant using a version of the Black-Scholes option pricing model. The following weighted-average assumptions were used for the Fourteenth, Thirteenth and Twelfth Offerings, respectively: i) dividend yield of 0.00%, 0.00% and 0.00%; ii) expected volatility of 36%, 38%, and 38%; iii) risk-free interest rate of 2.22%, 2.98% and 5.77%; and iv) expected life of one year. The weighted-average fair value of purchase rights granted under the Fourteenth, Thirteenth and Twelfth Offerings of the ESPP were $3.00, $3.00 and $2.19, respectively.

Restricted Share and Option Program. In connection with the Spin-off, KCS adopted a restricted share and option program (the "Option Program") under which
(1) certain senior management employees were granted performance based KCS stock options and (2) all management employees and those directors of KCS who were not employees (the "Outside Directors") became eligible to purchase a specified number of KCS restricted shares and were granted a specified number of KCS stock options for each restricted share purchased.

The performance stock options have an exercise price of $5.75 per share, which was the mean trading price of KCS common stock on the New York Stock Exchange (the "NYSE") on July 13, 2000. The performance stock options vested and became exercisable in equal installments as KCS's stock price achieved certain thresholds and after one year following the grant date. All performance thresholds were met for these performance stock options and all became exercisable on July 13, 2001. These stock options expire at the end of 10 years, subject to certain early termination events.

The purchase price of the restricted shares, and the exercise price of the stock options granted in connection with the purchase of restricted shares, is based on the mean trading price of KCS common stock on the NYSE on the date the employee or Outside Director purchased restricted shares under the Option Program. Each eligible employee and Outside Director was allowed to purchase the restricted shares offered under the Option Program on one date out of a selection of dates offered. With respect to management employees, the number of shares available for purchase and the number of options granted in connection with shares purchased were based on the compensation level of the employees. Each Outside Director was granted the right to purchase up to 3,000 restricted shares of KCS, with two KCS stock options granted in connection with each restricted share purchased. Shares purchased are restricted from sale and the options are not exercisable for a period of three years for senior management and the Outside Directors and two years for other management employees. KCS provided senior management and the Outside Directors with the option of using a sixty-day interest-bearing full recourse note to purchase these restricted shares. These loans accrued interest at 6.49% per annum and were all fully repaid by September 11, 2000.

Management employees purchased 475,597 shares of KCS restricted stock under the Option Program and 910,697 stock options were granted in connection with the purchase of those restricted shares. Outside Directors purchased a total of 9,000 shares of KCS restricted stock under the Option Program and 18,000 KCS stock options were granted in connection with the purchase of those shares.

Treasury Stock. Shares of common stock in Treasury at December 31, 2002 totaled 12,266,101 compared with 14,125,949 at December 31, 2001 and 15,221,844 at
December 31, 2000. The Company issued shares of common stock from Treasury - 1,859,848 in 2002, 1,095,895 in 2001 and 2,375,760 in 2000 - to fund the exercise of options and subscriptions under various employee stock option and purchase plans. In 2000, the Company issued 484,597 of restricted stock in connection with the Restricted Share and Option Program (see above). Treasury stock previously acquired had been accounted for as if retired. Shares repurchased during 2002, 2001 and 2000 were not material.


Note 10. Profit Sharing and Other Postretirement Benefits
---------------------------------------------------------

The Company maintains various plans for the benefit of its employees as described below. For the years ended December 31, 2002, 2001 and 2000, the Company expensed $0.4, $0.9 and $2.3 million, respectively, related to the 401(k) and Profit Sharing Plan and ESOP. During 2002 and 2001, the Company did not record any expenses relative to profit sharing or the ESOP.

401(k) and Profit Sharing Plan. During 2000, the Company combined the Profit Sharing Plan and the 401(k) Plan into the KCS 401(k) and Profit Sharing Plan (the "Plan"). The Plan permits participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code and also allows employees to direct their profit sharing accounts into selected investments. The Company matched employee 401(k) contributions up to a maximum of 3% of compensation during 2002, 2001 and 2000. Effective January 1, 2003, the
Company will match employee 401(k) contributions up to a maximum of 5% of compensation. Qualified profit sharing plans are maintained for most employees not included in collective bargaining agreements. Contributions for the Company and its subsidiaries are made at the discretion of the Board of Directors of KCS in amounts not to exceed the maximum allowable for federal income tax purposes.

Employee Stock Ownership Plan. KCS established the ESOP for employees not covered by collective bargaining agreements. KCS contributions to the ESOP are based on a percentage of wages earned by eligible employees. Contributions and percentages are determined by the Compensation and Organization Committee of the Board of Directors.

Other Postretirement Benefits. The Company provides certain medical, life and other postretirement benefits other than pensions to its retirees. The medical and life plans are available to employees not covered under collective bargaining arrangements, who have attained age 60 and rendered ten years of service. Individuals employed as of December 31, 1992 were excluded from a specific service requirement. The medical plan is contributory and provides benefits for retirees, their covered dependents and beneficiaries. Benefit expense begins to accrue at age 40. The medical plan was amended effective January 1, 1993 to provide for annual adjustment of retiree contributions, and also contains, depending on the plan coverage selected, certain deductibles, co-payments, coinsurance and coordination with Medicare. The life insurance plan is non-contributory and covers retirees only. The Company's policy, in most cases, is to fund benefits payable under these plans as the obligations become due. However, certain plan assets (e.g., money market funds) do exist with respect to life insurance benefits.

The following assumptions were used to determine postretirement obligations/costs for the years ended December 31:

                                             2002          2001          2000
                                           ---------     ---------     ---------

Annual increase in CPI                        2.50%         2.00%         3.00%
Expected rate of return on life
   Insurance plan assets                      6.50          6.50          6.50
Discount rate                                 6.50          7.00          7.50
Salary increase                               3.00          3.00          3.00

A reconciliation of the accumulated postretirement benefit obligation, change in plan assets and funded status, respectively, at December 31 follows (in millions):

                                                 2002         2001         2000
                                               ---------    ---------    ---------
Accumulated postretirement
     Benefit obligation at beginning of year   $     9.1    $    13.1    $    14.6
Service cost                                         0.2          0.2          0.3
Interest cost                                        0.6          0.8          1.1
Plan terminations/amendments                          --         (3.4)          --
Actuarial and other (gain) loss                      1.0         (0.6)        (1.8)
Benefits paid (i)                                   (0.9)        (1.0)        (1.1)
                                               ---------    ---------    ---------
Accumulated postretirement
     Benefit obligation at end of year              10.0          9.1         13.1
                                               ---------    ---------    ---------

Fair value of plan assets

     at beginning of year                            1.0          1.2          1.3
Actual return on plan assets                         0.1           --          0.1
Benefits paid (i)                                   (0.1)        (0.2)        (0.2)
                                               ---------    ---------    ---------
Fair value of plan assets at end of year             1.0          1.0          1.2
                                               ---------    ---------    ---------
Funded status and accrued benefit cost         $    (9.0)   $    (8.1)   $   (11.9)
                                               =========    =========    =========

(i) Benefits paid for the reconciliation of accumulated postretirement benefit obligation include both medical and life insurance benefits, whereas benefits paid for the fair value of plan assets reconciliation include only life insurance benefits. Plan assets relate only to the life insurance benefits. Medical benefits are funded as obligations become due.

Net periodic postretirement benefit cost included the following components (in millions):

                                               2002        2001        2000
                                             --------    --------    --------

Service cost                                 $    0.2    $    0.2    $    0.3
Interest cost                                     0.6         0.8         1.1
Expected return on plan assets                   (0.1)       (0.1)       (0.1)
                                             --------    --------    --------
Net periodic postretirement benefit cost     $    0.7    $    0.9    $    1.3
                                             ========    ========    ========

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

During 2001, the Company reduced its liability and recorded a reduction of operating expenses by approximately $2.0 million in connection with the transfer of union employees formerly covered by the Gateway Western plan to a multi-employer sponsored union plan, which effectively eliminated the Company's postretirement liability for this group of employees. This reduced the number of former Gateway Western employees or retirees covered under Gateway Western's benefit plan. The Gateway Western benefit plans are slightly different from those of the Company and other subsidiaries. Gateway Western provides contributory health, dental and life insurance benefits to these remaining employees and retirees. In 2001, the assumed annual rate of increase in health care costs for Gateway Western employees and retirees under this plan was 10%, decreasing over six years to 5.5% in 2008 and thereafter. An increase or decrease in the assumed health care cost trend rates by one percent in 2002, 2001 and 2000 would not have a significant impact on the accumulated postretirement benefit obligation. The effect of this change on the aggregate of the service and interest cost components of the net periodic postretirement benefit is not significant.

During 2001 a post-retirement benefit for directors was eliminated, resulting in a reduction of the related liability of approximately $1.4 million. This plan termination, as well as the transfer of Gateway Western union employees to a multi-employer sponsored union plan are reflected in the reconciliation above as plan terminations/amendments.

Under collective bargaining agreements, KCSR participates in a multi-employer benefit plan, which provides certain post-retirement health care and life insurance benefits to eligible union employees and certain retirees. Premiums under this plan are expensed as incurred and were $1.0, $0.8 and $0.5 million for 2002, 2001 and 2000, respectively.


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

Bogalusa Cases

In July 1996, KCSR was named as one of twenty-seven defendants in various lawsuits in Louisiana and Mississippi arising from the explosion of a rail car loaded with chemicals in Bogalusa, Louisiana on October 23, 1995. As a result of the explosion, nitrogen dioxide and oxides of nitrogen were released into the atmosphere over parts of that town and the surrounding area allegedly causing evacuations and injuries. Approximately 25,000 residents of Louisiana and Mississippi (plaintiffs) have asserted claims to recover damages allegedly caused by exposure to the released chemicals. On October 29, 2001, KCSR and representatives for its excess insurance carriers negotiated a settlement in principle with the plaintiffs for $22.3 million. A Master Global Settlement Agreement was signed in early 2002. During 2002, KCSR made all payments under this agreement and collected $19.3 million from its excess insurance carriers. Court approval of the MGSA is expected in 2003 from the 22nd Judicial District Court of Washington Parish, Louisiana. KCSR also expects to receive releases from about 4,000 Mississippi plaintiffs in numerous cases pending in the First Judicial District Circuit Court of Hinds County, Mississippi.

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

Houston Cases
In August 2000, KCSR and certain of its affiliates were added as defendants in lawsuits pending in Jefferson and Harris Counties, Texas. These lawsuits allege damage to approximately 3,000 plaintiffs as a result of an alleged toxic chemical release from a tank car in Houston, Texas on August 21, 1998. Litigation involving the shipper and the delivering carrier had been pending for some time, but KCSR, which handled the car during the course of its transport, had not previously been named a defendant. On June 28, 2001, KCSR reached a final settlement with the 1,664 plaintiffs in the lawsuit filed in Jefferson County, Texas. In 2002, KCSR settled with virtually all of the plaintiffs in the lawsuit filed in the 164th Judicial District Court of Harris County, Texas, and legal counsel for the remaining plaintiffs (approximately 120) has withdrawn, leaving the status of those claims in doubt.

Stilwell Tax Dispute
On November 19, 2002, Stilwell, now Janus Capital Group Inc., filed a Statement of Claim against KCS with the American Arbitration Association. This claim involves the entitlement to compensation expense deductions for federal income tax purposes which are associated with the exercise of certain stock options issued by Stilwell (the "Substituted Options") in connection with the Spin-off of Stilwell from KCS on July 12, 2000. Stilwell alleges that upon exercise of a Substituted Option, Stilwell is entitled to the associated compensation expense deductions. Stilwell bases its claim on a letter, dated August 17, 1999, addressed to Landon H. Rowland, Chairman, President and Chief Executive Officer of Kansas City Southern Industries, Inc. (the "Letter"), purporting to allow Stilwell to claim such deductions. The Letter was signed by the Vice President and Tax Counsel of Stilwell, who was also at the time the Senior Assistant Vice President and Tax Counsel of KCS, and by Landon H. Rowland, currently a director of KCS and the non-executive Chairman of Janus Capital Group Inc., who was at that time a director and officer of both Stilwell and KCS.

Stilwell seeks a declaratory award and/or injunction ordering KCS to file and amend its tax returns for the tax year 2000 and subsequent years to reflect that KCS does not claim the associated compensation expense deductions and to indemnify Stilwell against any related taxes imposed upon Stilwell, which allegedly has taken, and plans to take, such deductions. On December 20, 2002, KCS filed an Objection to Stilwell's Demand for Arbitration and Motion to Dismiss. KCS disputes the validity and enforceability of the Letter. KCS asserts, among other things, that a Private Letter Ruling issued by the Internal Revenue Service on July 9, 1999 provides that KCS subsidiaries are entitled to compensation expense deductions upon exercise of Substituted Options by their employees.

KCS has answered that the claims of Stilwell are without merit and intends to vigorously defend against them. Given the early stage of the proceeding, KCS is unable to predict the outcome, but does not expect this matter to result in any material adverse financial consequences to KCS's net income in the event, which it regards as unlikely, that it would not prevail.

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

Derivative Instruments and Purchase Commitments. Fuel expense is a significant component of the Company's operating expenses. Fuel costs are affected by (i) traffic levels, (ii) efficiency of operations and equipment, and (iii) fuel market conditions. Controlling fuel expenses is a top priority of management. As a result, from time to time, the Company will enter into transactions to hedge against fluctuations in the price of its diesel fuel purchases to protect the Company's operating results against adverse fluctuations in fuel prices. KCSR enters into forward diesel fuel purchase commitments and commodity swap transactions (fuel swaps or caps) as a means of fixing future fuel prices.

At December 31, 1999, the Company was party to two diesel fuel cap transactions for a total of six million gallons (approximately 10% of expected 2000 usage) at a cap price of $0.60 per gallon. These hedging instruments expired on March 31, 2000 and June 30, 2000. The Company received approximately $0.8 million during 2000 related to these diesel fuel cap transactions and recorded the proceeds as a reduction of fuel expense. At December 31, 1999, the Company did not have any outstanding purchase commitments for 2000. At December 31, 2000, KCSR had purchase commitments for approximately 12.6% of budgeted gallons of fuel for 2001, which resulted in higher fuel expense of approximately $0.4 million in 2001. There were no fuel swap or cap transactions outstanding at December 31, 2000. At December 31, 2001, KCSR had purchase commitments for approximately 39% of its budgeted gallons of fuel for 2002, which resulted in a decrease in fuel expense of approximately $0.4 million in 2002. There were no diesel fuel cap or swap transactions outstanding at December 31, 2001. At December 31, 2002, KCSR had purchase commitments and was a party to a fuel swap transaction, which, on a combined basis, resulted in approximately 21% of expected 2003 diesel fuel usage. On January 14, 2003, KCSR entered into an additional fuel swap transaction, which raised the total hedged gallons to approximately 25% of budgeted 2003 diesel fuel usage. KCSR is also a party to swap transactions for approximately 2.5 million gallons of fuel for 2004. Commodity swap transactions are accounted for as hedges under SFAS 133 and are typically based on the price of No. 2 Gulf Coast Heating Oil, which the Company believes to produce a high correlation to the price of diesel fuel. These transactions are generally settled monthly in cash with the counter-party. Positions are monitored to ensure that they will not exceed actual fuel requirements in any period. The commodity swap transaction entered into prior to December 31, 2002 is recorded on the accompanying balance sheet at its fair market value, which approximates $0.2 million at December 31, 2002.

At December 31, 2001, the Company had five separate interest rate cap agreements for an aggregate notional amount of $200 million. Three of these interest rate cap agreements expired on February 10, 2002 while the remaining two expired on March 10, 2002. As of December 31, 2002, the Company did not have any interest rate cap agreements or interest rate hedging instruments.

These derivative transactions are intended to mitigate the impact of rising fuel prices and interest rates and, if applicable, are recorded using the accounting policies as set forth in Note 2 - "Significant Accounting Policies." In general, the Company enters into transactions such as those discussed above in limited situations based on management's assessment of current market conditions and perceived risks. Historically, the Company has engaged in a limited number of such transactions and their impact has been insignificant. However, the Company intends to respond to evolving business and market conditions in order to manage risks and exposures associated with the Company's various operations, and in doing so, may enter into transactions similar to those discussed above.

Foreign Exchange Matters. In connection with the Company's investment in Grupo TFM, matters arise with respect to financial accounting and reporting for foreign currency transactions and for translating foreign currency financial statements into U.S. dollars. The Company follows the requirements outlined in Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation" ("SFAS 52"), and related authoritative guidance. The Company uses the U.S. dollar as the functional currency for Grupo TFM. Equity earnings (losses) from Grupo TFM included in the Company's results of operations reflect the Company's share of any such translation gains and losses that Grupo TFM records in the process of translating certain transactions from Mexican pesos to U.S. dollars.

The Company continues to evaluate existing alternatives with respect to utilizing foreign currency instruments to hedge its U.S. dollar investment in Grupo TFM as market conditions change or exchange rates fluctuate. At December 31, 2002, 2001and 2000, the Company had no outstanding foreign currency hedging instruments.

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

Panama Canal Railway Company. Under certain limited conditions, the Company is a guarantor for up to $5.6 million of cash deficiencies associated with the operations of PCRC. In addition, the Company is a guarantor for up to $2.1 million of equipment loans. Further, if the Company or its partner terminate the concession contract without the consent of the IFC, the Company is a guarantor for up to 50% of the outstanding senior loans. See Note 5.


Note 12. Control
----------------

Subsidiaries and Affiliates. The Company is party to certain agreements with Grupo TMM covering the Grupo TFM venture, which contains "change of control" provisions, provisions intended to preserve the Company's and Grupo TMM's proportionate ownership of the ventures, and super majority provisions with respect to voting on certain significant transactions. Such agreements also provide a right of first refusal in the event that either party initiates a divestiture of its equity interest in Grupo TFM. Under certain circumstances, such agreements could affect the Company's ownership percentage and rights in these equity affiliates.

Employees. The Company and certain of its subsidiaries have entered into agreements with employees whereby, upon defined circumstances constituting a change in control of the Company or subsidiary, certain stock options become exercisable, certain benefit entitlements are automatically funded and such employees are entitled to specified cash payments upon termination of employment.

Assets. The Company and certain of its subsidiaries have established trusts to provide for the funding of corporate commitments and entitlements of officers, directors, employees and others in the event of a specified change in control of the Company or subsidiary. Assets held in such trusts at December 31, 2002 were not material. Depending upon the circumstances at the time of any such change in control, the most significant factor of which would be the highest price paid for KCS common stock by a party seeking to control the Company, funding of the Company's trusts could be substantial.

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

Note 13.  Quarterly Financial Data (Unaudited)
----------------------------------------------
(in millions, except per share amounts):


                                                                   2002
                                             ------------------------------------------------

                                              Fourth        Third       Second        First
                                              Quarter      Quarter      Quarter      Quarter
                                             ---------    ---------    ---------    ---------
Revenues (i)                                 $   144.2    $   138.9    $   139.2    $   143.9
Costs and expenses (i)                           114.2        116.9        110.1        115.6
Depreciation and amortization                     16.1         15.8         14.6         14.9
                                             ---------    ---------    ---------    ---------
     Operating income                             13.9          6.2         14.5         13.4
Equity in net earnings (losses)
   of unconsolidated affiliates
     Grupo TFM                                    18.2          9.8         13.0          4.8
     Other                                        (0.5)        (0.7)        (1.3)         0.1
Gain on sale of Mexrail, Inc.                       --           --           --          4.4
Interest expense                                 (11.7)       (11.5)       (10.5)       (11.3)
Debt retirement costs (i)                           --           --         (4.3)          --
Other, net                                         2.3          6.5          4.4          4.4
                                             ---------    ---------    ---------    ---------

Income from operations before income taxes        22.2         10.3         15.8         15.8
Income taxes provision (benefit)                   1.8         (0.3)         1.3          4.1
                                             ---------    ---------    ---------    ---------

Net income                                   $    20.4    $    10.6    $    14.5    $    11.7
                                             =========    =========    =========    =========

Per Share Data
   Total Basic Earnings per Common share     $    0.33    $    0.17    $    0.24    $    0.20
                                             =========    =========    =========    =========

   Total Diluted Earnings per Common share   $    0.32    $    0.17    $    0.23    $    0.19
                                             =========    =========    =========    =========

Dividends per Preferred share                $    0.25    $    0.25    $    0.25    $    0.25

Stock Price Ranges:
     Preferred - High                        $   20.00    $   19.85    $   20.75    $   19.50
               - Low                         $   18.00    $   16.25    $   19.45    $   17.95


     Common    - High                        $   15.00    $   17.35    $   17.00    $   15.99
               - Low                         $   12.00    $   12.75    $   14.96    $   12.75


(i) The revenue and expense amounts reported hereon have been reclassified from the amounts previously reported under the applicable period's Quarterly Report on Form 10-Q. Additionally, debt retirement costs previously reported as an extraordinary item have been reclassified in accordance with SFAS 145.

                                                                   2001
                                             ------------------------------------------------

                                              Fourth        Third       Second        First
                                              Quarter      Quarter      Quarter      Quarter
                                             ---------    ---------    ---------    ---------
Revenues (i)                                 $   146.9    $   146.1    $   144.7    $   145.5
Costs and expenses (i)                           112.1        115.4        117.3        125.0
Depreciation and amortization                     14.4         14.7         14.5         14.4
                                             ---------    ---------    ---------    ---------
     Operating income                             20.4         16.0         12.9          6.1
Equity in net earnings (losses)
   of unconsolidated affiliates
     Grupo TFM                                     5.0          7.5          4.9         11.1
     Other                                        (1.2)        (0.6)         0.3          0.1
Interest expense                                  (9.9)       (13.2)       (14.5)       (15.2)
Other, net                                         1.2          0.9          1.1          1.0
                                             ---------    ---------    ---------    ---------

Income from operations before income taxes        15.5         10.6          4.7          3.1
Income taxes provision (benefit)                   4.4          1.6           --         (3.2)
                                             ---------    ---------    ---------    ---------

Income from operations                            11.1          9.0          4.7          6.3
Cumulative effect of accounting change,
     net of income taxes                            --           --           --         (0.4)
                                             ---------    ---------    ---------    ---------
Net income                                   $    11.1    $     9.0    $     4.7    $     5.9
                                             =========    =========    =========    =========

Per Share Data (ii)
   Basic earnings per Common share
   Continuing operations                     $    0.19    $    0.15    $    0.08    $    0.11
   Cumulative effect of accounting change,
     net of income taxes                            --           --           --        (0.01)
                                             ---------    ---------    ---------    ---------
   Total Basic Earnings per Common share     $    0.19    $    0.15    $    0.08    $    0.10
                                             =========    =========    =========    =========

   Diluted earnings per Common share
   Continuing operations                     $    0.18    $    0.15    $    0.08    $    0.10
   Cumulative effect of accounting change,
     net of income taxes                            --           --           --        (0.00)
                                             ---------    ---------    ---------    ---------
   Total Diluted Earnings per Common share   $    0.18    $    0.15    $    0.08    $    0.10
                                             =========    =========    =========    =========

Dividends per Preferred share
                                             $    0.25    $    0.25    $    0.25    $    0.25
Stock Price Ranges:
     Preferred - High                        $   19.00    $   21.00    $   21.00    $   20.95
               - Low                         $   16.50    $   17.95    $   20.63    $   20.00

     Common    - High                        $   15.40    $   16.10    $   16.75    $   15.50
               - Low                         $   10.92    $   10.25    $   12.10    $    9.00


(i) The revenue and expense amounts reported hereon have been reclassified from the amounts previously reported under the applicable period's Quarterly Report on Form 10-Q.

(ii)     The accumulation of 2001's four quarters for Basic and Diluted earnings
         (loss) per share data does not total the respective earnings per share for the year ended December 31, 2001 due to rounding.

Note 14. Condensed Consolidating Financial Information
------------------------------------------------------

As discussed in Note 7, in September 2000 KCSR issued $200 million of 9 1/2% Notes due 2008. In addition, as discussed in Note 7, in June 2002, KCSR issued $200 million of 7 1/2% Notes due 2009. Both of these note issues are an unsecured obligation of KCSR, however, they are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by KCS and certain of its subsidiaries (all of which are wholly-owned) within the KCS consolidated group. For each of these note issues, KCS registered exchange notes with the SEC that have substantially identical terms and associated guarantees and all of the initial senior notes for each issue have been exchanged for $200 million of registered exchange notes for each respective note issue.

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 "Financial statements of guarantors and affiliates whose securities collateralize an issue registered or being registered." This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with U.S. GAAP. Certain prior year information has been reclassified to reflect the merger of Gateway Western and certain other wholly-owned subsidiaries with KCSR.

Condensed Consolidating Statements of Income

                                                                  December 31, 2002 (dollars in millions)
                                        --------------------------------------------------------------------------------------------
                                                                                          Non-
                                                        Subsidiary       Guarantor      Guarantor      Consolidating   Consolidated
                                           Parent         Issuer       Subsidiaries    Subsidiaries     Adjustments         KCS
                                        ------------   ------------    ------------    ------------    ------------    ------------
Revenues                               $         --    $      567.4    $       18.1    $       38.3    $      (57.6)   $      566.2
Costs and expenses                             10.8           506.4            19.5            39.1           (57.6)          518.2
                                       ------------    ------------    ------------    ------------    ------------    ------------
     Operating income (loss)                  (10.8)           61.0            (1.4)           (0.8)             --            48.0

Equity in net earnings (losses) of
   unconsolidated affiliates and
   subsidiaries                                61.5            45.6              --            43.6          (107.3)           43.4
Gain on sale of Mexrail                          --             4.4              --              --              --             4.4
Interest expense                               (0.4)          (44.1)           (0.4)           (0.1)             --           (45.0)
Debt retirement costs                            --            (4.3)             --              --              --            (4.3)
Other income                                    3.9            11.0             2.0             0.7              --            17.6
                                       ------------    ------------    ------------    ------------    ------------    ------------
     Income (loss) before income taxes         54.2            73.6             0.2            43.4          (107.3)           64.1
Income tax provision (benefit)                 (3.0)           10.6             0.1            (0.8)             --             6.9
                                       ------------    ------------    ------------    ------------    ------------    ------------
Net income                             $       57.2    $       63.0    $        0.1    $       44.2    $     (107.3)   $       57.2
                                       ============    ============    ============    ============    ============    ============


                                                            December 31, 2001 (dollars in millions)
                                       --------------------------------------------------------------------------------------------
                                                                                          Non-
                                                        Subsidiary       Guarantor      Guarantor      Consolidating   Consolidated
                                          Parent          Issuer       Subsidiaries    Subsidiaries     Adjustments         KCS
                                       ------------    ------------    ------------    ------------    ------------    ------------
Revenues                               $         --    $      580.3    $       12.3    $       20.1    $      (29.5)   $      583.2
Costs and expenses                             13.6           511.4            13.1            19.2           (29.5)          527.8
                                       ------------    ------------    ------------    ------------    ------------    ------------
     Operating income (loss)                  (13.6)           68.9            (0.8)            0.9              --            55.4

Equity in net earnings (losses) of
   unconsolidated affiliates and
   subsidiaries                                39.2            26.8              --            29.4           (68.3)           27.1
Interest expense                                1.3           (55.2)           (0.5)           (0.4)            2.0           (52.8)
Other income                                    0.2             6.0              --              --            (2.0)            4.2
                                       ------------    ------------    ------------    ------------    ------------    ------------
     Income (loss) before income taxes         27.1            46.5            (1.3)           29.9           (68.3)           33.9
Income tax provision (benefit)                 (4.0)            6.7            (0.5)            0.6              --             2.8
Income (loss) before cumulative
   effect of accounting change                 31.1            39.8            (0.8)           29.3           (68.3)           31.1
                                       ------------    ------------    ------------    ------------    ------------    ------------
Cumulative effect of accounting
   Change, net of income taxes                 (0.4)           (0.4)             --              --             0.4            (0.4)
                                       ------------    ------------    ------------    ------------    ------------    ------------
Net income                             $       30.7    $       39.4    $       (0.8)   $       29.3    $      (67.9)   $       30.7
                                       ============    ============    ============    ============    ============    ============

                                                             December 31, 2000 (dollars in millions)
                                       --------------------------------------------------------------------------------------------
                                                                                          Non-
                                                        Subsidiary       Guarantor      Guarantor      Consolidating   Consolidated
                                          Parent          Issuer       Subsidiaries    Subsidiaries     Adjustments         KCS
                                       ------------    ------------    ------------    ------------    ------------    ------------
Revenues                               $         --    $      577.8    $       12.2    $       11.0    $      (22.3)   $      578.7
Costs and expenses                             10.0           511.1            11.5            10.6           (22.3)          520.9
                                       ------------    ------------    ------------    ------------    ------------    ------------
     Operating income (loss)                  (10.0)           66.7             0.7             0.4              --            57.8

Equity in net earnings (losses) of
   unconsolidated affiliates and
    subsidiaries                               29.6            19.1             0.2            21.2           (48.0)           22.1
Interest expense                               (2.6)          (68.6)           (0.7)           (1.1)            7.2           (65.8)
Debt retirement costs                         (10.9)             --              --              --              --           (10.9)
Other income                                    4.0             9.1             0.1              --            (7.2)            6.0
                                       ------------    ------------    ------------    ------------    ------------    ------------
     Income (loss) from continuing
       operations before income taxes          10.1            26.3             0.3            20.5           (48.0)            9.2
Income tax provision (benefit)                 (6.6)           (2.0)           (0.2)            1.3              --            (7.5)
                                       ------------    ------------    ------------    ------------    ------------    ------------
Income (loss) from continuing
   operations                                  16.7            28.3             0.5            19.2           (48.0)           16.7
Income (loss) from discontinued
   operations                                 363.8              --              --           363.8          (363.8)          363.8
                                       ------------    ------------    ------------    ------------    ------------    ------------
Net income (loss)                      $      380.5    $       28.3    $        0.5    $      383.0    $     (411.8)   $      380.5
                                       ============    ============    ============    ============    ============    ============

Condensed Consolidating Balance Sheets





                                                           As of December 31, 2002 (dollars in millions)
                                    ----------------------------------------------------------------------------------------
                                                                                    Non-
                                                    Subsidiary     Guarantor      Guarantor     Consolidating   Consolidated
                                       Parent         Issuer      Subsidiaries   Subsidiaries    Adjustments         KCS
                                    ------------   ------------   ------------   ------------   ------------    ------------
ASSETS
   Current assets                   $       43.3   $      234.7   $       17.6   $       13.0   $      (92.4)   $      216.2
   Investments held for
     operating purposes and
     investments in subsidiaries           769.1          412.1             --          432.5       (1,190.6)          423.1
   Properties, net                           0.2        1,333.2            3.9            0.1             --         1,337.4
   Goodwill and other assets                 1.6           30.5            1.7            8.1           (9.8)           32.1
                                    ------------   ------------   ------------   ------------   ------------    ------------

     Total assets                   $      814.2   $    2,010.5   $       23.2   $      453.7   $   (1,292.8)   $    2,008.8
                                    ============   ============   ============   ============   ============    ============

LIABILITIES AND EQUITY
   Current liabilities              $        7.2   $      245.3   $        9.1   $       16.2   $      (91.5)   $      186.3
   Long-term debt                            1.2          569.6            1.8             --             --           572.6
   Payable to affiliates                    12.8             --            0.6             --          (13.4)             --
   Deferred income taxes                     8.6          391.1            0.3            2.6           (9.8)          392.8
   Other liabilities                        31.5           44.7            4.0           25.1           (1.1)          104.2
   Stockholders' equity                    752.9          759.8            7.4          409.8       (1,177.0)          752.9
                                    ------------   ------------   ------------   ------------   ------------    ------------

     Total liabilities and equity   $      814.2   $    2,010.5   $       23.2   $      453.7   $ ( 1,292.8)    $    2,008.8
                                    ============   ============   ============   ============   ============    ============

                                                           As of December 31, 2001 (dollars in millions)
                                    ----------------------------------------------------------------------------------------
                                                                                    Non-
                                                    Subsidiary     Guarantor      Guarantor     Consolidating   Consolidated
                                       Parent         Issuer      Subsidiaries   Subsidiaries    Adjustments         KCS
                                    ------------   ------------   ------------   ------------   ------------    ------------
ASSETS
   Current assets                   $       25.5   $      231.7   $       13.7    $        6.6   $      (23.1)   $      254.4
   Investments held for
     operating purposes and
     investments in subsidiaries           701.4          377.9             --           376.4       (1,068.9)          386.8
   Properties, net                           0.3        1,321.5            3.8             1.8             --         1,327.4
   Goodwill and other assets                 1.7           40.5            1.6             0.1           (1.6)           42.3
                                    ------------   ------------   ------------    ------------   ------------    ------------

     Total assets                   $      728.9   $    1,971.6   $       19.1    $      384.9   $   (1,093.6)   $    2,010.9
                                    ============   ============   ============    ============   ============    ============

LIABILITIES AND EQUITY
   Current liabilities              $        7.2   $      254.4   $        4.8    $        3.8   $      (23.1)   $      247.1
   Long-term debt                            1.3          602.9            2.8             4.7             --           611.7
   Payable to affiliates                     4.8             --            0.6              --           (5.4)             --
   Deferred income taxes                     9.5          355.9            0.2             6.2           (1.6)          370.2
   Other liabilities                        25.8           62.0            3.4            10.4             --           101.6

   Stockholders' equity                    680.3          696.4            7.3           359.8       (1,063.5)          680.3
                                    ------------   ------------   ------------    ------------   ------------    ------------

     Total liabilities and equity   $      728.9   $    1,971.6   $       19.1    $      384.9   $   (1,093.6)   $    2,010.9
                                    ============   ============   ============    ============   ============    ============



                                                           As of December 31, 2000 (dollars in millions)
                                    ----------------------------------------------------------------------------------------
                                                                                    Non-
                                                    Subsidiary     Guarantor      Guarantor     Consolidating   Consolidated
                                       Parent         Issuer      Subsidiaries   Subsidiaries    Adjustments         KCS
                                    ------------   ------------   ------------   ------------   ------------    ------------
ASSETS
   Current assets                   $       16.9   $      203.8   $       10.5    $       10.1   $      (24.9)   $      216.4
   Investments held for
     operating purposes and
     investments in subsidiaries           666.3          359.0            0.7           343.8       (1,011.6)          358.2
   Properties, net                           0.3        1,318.7            6.6             2.2             --         1,327.8
   Goodwill and other assets                 0.2           41.3            2.2             0.3           (1.9)           42.1
                                    ------------   ------------   ------------    ------------   ------------    ------------

     Total assets                   $      683.7   $    1,922.8   $       20.0    $      356.4   $   (1,038.4)   $    1,944.5
                                    ============   ============   ============    ============   ============    ============

LIABILITIES AND EQUITY
   Current liabilities              $       21.8   $      239.5   $        5.2    $        5.3   $      (25.3)   $      246.5
   Long-term debt                            1.6          627.9            3.8             5.1             --           638.4
   Payable to affiliates                     3.4             --             --              --           (3.4)             --
   Deferred income taxes                     7.2          323.2           (0.2)            3.9           (1.9)          332.2
   Other liabilities                         6.3           72.7            2.5             2.5             --            84.0
   Stockholders' equity                    643.4          659.5            8.7           339.6       (1,007.8)          643.4
                                    ------------   ------------   ------------    ------------   ------------    ------------

     Total liabilities and equity   $      683.7   $    1,922.8   $       20.0    $      356.4   $   (1,038.4)   $    1,944.5
                                    ============   ============   ============    ============   ============    ============

Condensed Consolidating Statements of Cash Flows

                                                                     As of December 31, 2002 (dollars in millions)
                                            ---------------------------------------------------------------------------------------
                                                                              Non-
                                                            Subsidiary      Guarantor      Guarantor    Consolidating  Consolidated
                                               Parent         Issuer      Subsidiaries   Subsidiaries    Adjustments       KCS
                                            ------------   ------------   ------------   ------------   ------------   ------------
Net cash flows provided by (used
for) operating activities:                  $      (27.5)  $      118.5   $       12.7   $       (6.7)  $        3.4   $      100.4
                                            ------------   ------------   ------------   ------------   ------------   ------------

Investing activities:
   Property acquisitions                              --          (79.1)          (0.7)            --             --          (79.8)
   Proceeds from disposal of property                 --           18.1             --             --             --           18.1
   Investments in and loans to affiliates           (3.0)            --             --          (13.0)          11.6           (4.4)
   Proceeds from sale of investments                 1.4           31.3             --             --           (1.0)          31.7
   Other, net                                         --           (1.0)            --           (8.1)           8.6           (0.5)
                                            ------------   ------------   ------------   ------------   ------------   ------------
     Net                                            (1.6)         (30.7)          (0.7)         (21.1)          19.2          (34.9)
                                            ------------   ------------   ------------   ------------   ------------   ------------

Financing activities:

   Proceeds from issuance of
     long-term debt                                   --          200.0             --             --             --          200.0
   Repayment of long-term debt                      (0.4)        (269.3)          (1.0)          (0.2)            --         (270.9)
   Proceeds from loans from affiliates               8.0             --            0.2             --           (8.2)            --
   Debt issuance costs                                             (5.7)            --             --             --           (5.7)
   Proceeds from stock plans                        10.0            0.3                            --             --           10.3
   Cash dividends paid                              (0.2)                           --             --             --           (0.2)
   Other, net                                       (0.4)         (18.9)           0.6           28.4          (14.4)          (4.7)
                                            ------------   ------------   ------------   ------------   ------------   ------------
     Net                                            17.0          (93.6)          (0.2)          28.2          (22.6)         (71.2)
                                            ------------   ------------   ------------   ------------   ------------   ------------

Cash and cash equivalents:
   Net increase (decrease)                         (12.1)          (5.8)          11.8            0.4             --           (5.7)
   At beginning of period                            1.3           23.2             --            0.2             --           24.7
                                            ------------   ------------   ------------   ------------   ------------   ------------
   At end of period                         $      (10.8)  $       17.4   $       11.8   $        0.6   $         --   $       19.0
                                            ============   ============   ============   ============   ============   ============


                                                                     As of December 31, 2001 (dollars in millions)
                                            ---------------------------------------------------------------------------------------
                                                                              Non-
                                                            Subsidiary      Guarantor      Guarantor    Consolidating  Consolidated
                                               Parent         Issuer      Subsidiaries   Subsidiaries    Adjustments       KCS
                                            ------------   ------------   ------------   ------------   ------------   ------------
Net cash flows provided by (used
for) operating activities:                  $      (10.0)  $       82.2   $       (4.3)  $       (0.8)  $        1.1   $       68.2
                                            ------------   ------------   ------------   ------------   ------------   ------------

Investing activities:
   Property acquisitions                              --          (65.7)          (0.2)          (0.1)            --          (66.0)
   Proceeds from disposal of property                 --           14.8            3.3             --             --           18.1
   Investments in and loans to affiliates             --           (2.6)            --           (9.0)           3.4           (8.2)
   Proceeds from sale of investments                  --             --            0.6             --             --            0.6
   Other, net                                         --             --            0.5             --           (0.7)          (0.2)
                                            ------------   ------------   ------------   ------------   ------------   ------------
     Net                                              --          (53.5)           4.2           (9.1)           2.7          (55.7)
                                            ------------   ------------   ------------   ------------   ------------   ------------

Financing activities:
   Proceeds from issuance of
     long-term debt                                   --           35.0             --             --             --           35.0
   Repayment of long-term debt                        --          (50.0)          (1.0)          (0.3)            --          (51.3)
   Proceeds from loans from affiliates               1.4             --            0.6             --           (2.0)            --
   Repayment of loans from affiliates                 --             --             --             --             --             --
   Debt issuance costs                                --           (0.4)            --             --             --           (0.4)
   Proceeds from stock plans                         8.9             --             --             --             --            8.9
   Cash dividends paid                              (0.2)            --             --             --             --           (0.2)
   Other, net                                       (0.3)          (9.5)           0.4            9.9           (1.8)          (1.3)
                                            ------------   ------------   ------------   ------------   ------------   ------------
     Net                                             9.8          (24.9)            --            9.6           (3.8)          (9.3)
                                            ------------   ------------   ------------   ------------   ------------   ------------

Cash and cash equivalents:
   Net increase (decrease)                          (0.2)           3.8           (0.1)          (0.3)            --            3.2
   At beginning of period                            1.5           19.4            0.1            0.5             --           21.5
                                            ------------   ------------   ------------   ------------   ------------   ------------
   At end of period                         $        1.3   $       23.2   $         --   $        0.2   $         --   $       24.7
                                            ============   ============   ============   ============   ============   ============

                                                                     As of December 31, 2000 (dollars in millions)
                                            ---------------------------------------------------------------------------------------
                                                                              Non-
                                                            Subsidiary      Guarantor      Guarantor    Consolidating  Consolidated
                                               Parent         Issuer      Subsidiaries   Subsidiaries    Adjustments       KCS
                                            ------------   ------------   ------------   ------------   ------------   ------------
Net cash flows provided by (used
for) operating activities:                  $        3.5   $       86.9   $       (2.0)  $       11.2   $      (24.9)  $       74.7
                                            ------------   ------------   ------------   ------------   ------------   ------------

Investing activities:
   Property acquisitions                              --         (103.3)          (1.2)            --             --         (104.5)
   Proceeds from disposal of property                 --            5.5             --             --             --            5.5
   Investments in and loans to affiliates          (43.0)            --             --           (4.6)          43.4           (4.2)
   Repayment of loans to affiliates                544.8             --             --             --         (544.8)            --
   Other, net                                        1.1           (2.6)            --             --            2.9            1.4
                                            ------------   ------------   ------------   ------------   ------------   ------------
     Net                                           502.9         (100.4)          (1.2)          (4.6)        (498.5)        (101.8)
                                            ------------   ------------   ------------   ------------   ------------   ------------

Financing activities:
   Proceeds from issuance of
     long-term debt                                125.0          927.0             --             --             --        1,052.0
   Repayment of long-term debt                    (648.3)        (365.7)          (1.2)          (0.2)            --       (1,015.4)
   Proceeds from loans from affiliates                --           74.2            3.8             --          (78.0)            --
   Repayment of loans from affiliates                 --         (577.6)            --             --          577.6             --
   Debt issuance costs                                --          (17.6)            --             --             --          (17.6)
   Proceeds from stock plans                        17.9             --             --             --             --           17.9
   Cash dividends paid                              (4.8)         (15.3)          (0.3)          (8.7)          24.3           (4.8)
   Other, net                                        0.1            2.3            0.2            2.5           (0.5)           4.6
                                            ------------   ------------   ------------   ------------   ------------   ------------
     Net                                          (510.1)          27.3            2.5           (6.4)         523.4           36.7
                                            ------------   ------------   ------------   ------------   ------------   ------------

Cash and cash equivalents:
   Net increase (decrease)                          (3.7)          13.8           (0.7)           0.2             --            9.6
   At beginning of period                            5.2            5.6            0.8            0.3             --           11.9
                                            ------------   ------------   ------------   ------------   ------------   ------------
   At end of period                         $        1.5   $       19.4   $        0.1   $        0.5   $         --   $       21.5
                                            ============   ============   ============   ============   ============   ============


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The information regarding the Company's Change in and Disagreements with Accountants on Accounting and Financial Disclosure is set forth under Item 4 of the Company's Form 8-K dated June 20, 2001, which is incorporated herein by reference.

There were no disagreements with accountants on accounting and financial disclosure matters during 2002.


                                    Part III

The Company has incorporated by reference certain responses to the Items of this
Part III pursuant to Rule 12b-23 under the Exchange Act and General Instruction G(3) to Form 10-K. The Company's definitive proxy statement for the annual meeting of stockholders scheduled for May 1, 2003 ("Proxy Statement") will be filed no later than 120 days after December 31, 2002.

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


Item 11.          Executive Compensation

The information set forth in response to Item 402 of Regulation S-K under "Management Compensation" and "The Board of Directors -- Compensation of Directors" in the Company's Proxy Statement, (other than the Compensation and Organization Committee Report on Executive Compensation and the Stock Performance Graph), is incorporated herein by reference in response to this Item 11.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth in response to Item 403 of Regulation S-K under the heading "Principal Stockholders and Stock Owned Beneficially by Directors and Certain Executive Officers" in the Company's Proxy Statement is incorporated herein by reference in response to this Item 12.

The information set forth in response to Item 201(d) of Regulation S-K under the heading, "Equity Compensation Plan Information" in the Company's Proxy Statement is incorporated herein by reference in response to this Item 12.

The Company has no knowledge of any arrangement the operation of which may at a subsequent date result in a change of control of the Company.


Item 13.          Certain Relationships and Related Transactions

The information set forth in response to Item 404 of Regulation S-K under the heading "Compensation Committee Interlocks and Insider Participation; Certain Relationships and Related Transactions" in the Company's Proxy Statement is incorporated herein by reference in response to this Item 13.


Item 14.          Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of a date within ninety days before the filing of this annual report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Chief
Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weakness in the internal controls, and therefore no corrective actions were taken.

                                     Part IV

Item 15.         Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)     List of Documents filed as part of this Report

(1)     Financial Statements


The financial statements and related notes, together with the report of KPMG LLP dated March 24, 2003 and the report of PricewaterhouseCoopers LLP dated March 22, 2001, except as to the adoption of Statement of Financial Accounting Standards No. 142 described in Note 2 which is as of January 1, 2002, appear in
Part II Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

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

(2) Plan of acquisition, reorganization, arrangement, liquidation or succession (Inapplicable)

(3)     Articles of Incorporation and Bylaws

        Articles of Incorporation
        -------------------------

        3.1 Exhibit 3.1 to the Company's Registration Statement on Form S-4 originally filed July 12, 2002 (Registration No. 333-92360), as amended and declared effective on July 30, 2002 (the " 2002 S-4 Registration Statement"), Restated Certificate of Incorporation, is hereby incorporated by reference as
                  Exhibit 3.1

        Bylaws
        ------

        3.2 Exhibit 3.2 to the Company's Form 10-Q for the quarter ended September 30, 2002 (Commission File No. 1-4717), The By-Laws of Kansas City Southern, as amended and restated to September 24, 2002, is hereby incorporated by reference as Exhibit 3.2

(4)     Instruments Defining the Right of Security Holders, Including Indentures

        4.1 The Fourth, Seventh, Eighth, Eleventh, Twelfth, Thirteenth, Fourteenth, Fifteenth and Sixteenth paragraphs of Exhibit 3.1 hereto are incorporated by reference as Exhibit 4.1

        4.2       Article I, Sections 1, 3 and 11 of Article II, Article V and
                  Article VIII of Exhibit 3.2 hereto are incorporated by reference as Exhibit 4.2

        4.3 The Indenture, dated July 1, 1992 between the Company and The Chase Manhattan Bank (the "1992 Indenture") which is attached as Exhibit 4 to the Company's Shelf Registration of $300 million of Debt Securities on Form S-3 filed June 19, 1992 (Registration No. 33-47198) and as Exhibit 4(a) to the Company's Form S-3 filed March 29, 1993 (Registration No. 33-60192) registering $200 million of Debt Securities, is hereby incorporated by reference as Exhibit 4.3

        4.3.1 Exhibit 4.5.2 to the Company's Form 10-K for the fiscal year ended December 31, 1999 (Commission File No. 1-4717), Supplemental Indenture dated December 17, 1999 to the 1992 Indenture with respect to the 6.625% Notes Due March 1, 2005 issued pursuant to the 1992 Indenture, is hereby incorporated by reference as Exhibit 4.3.1

        4.3.2 Exhibit 4.5.4 to the Company's Form 10-K for the fiscal year ended December 31, 1999 (Commission File No. 1-4717), Supplemental Indenture dated December 17, 1999 to the 1992 Indenture with respect to the 7% Debentures Due December 15, 2025 issued pursuant to the 1992 Indenture, is hereby incorporated by reference as Exhibit 4.3.2

        4.4 Exhibit 99 to the Company's Form 8-A dated October 24, 1995 (Commission File No. 1-4717), which is the Stockholder Rights Agreement by and between the Company and Harris Trust and Savings Bank dated as of September 19, 1995, is hereby incorporated by reference as Exhibit 4.4

        4.5 Exhibit 4.1 to the Company's S-4 Registration Statement on Form S-4 originally filed on January 25, 2001 (Registration No. 333-54262), as amended and declared effective on March 15, 2001 (the "2001 S-4 Registration Statement") the Indenture, dated as of September 27, 2000, among the Company, The Kansas City Southern Railway Company ("KCSR"), certain other subsidiaries of the Company and The Bank of New York, as trustee (the "2000 Indenture"), is hereby incorporated by reference as Exhibit 4.5

        4.5.1 Exhibit 4.1.1 to the Company's 2001 S-4 Registration Statement (Registration No. 333-54262), Supplemental Indenture, dated as of January 29, 2001, to the 2000 Indenture, among the Company, KCSR, certain other subsidiaries of the Company and The Bank of New York, as trustee, is hereby incorporated by reference as Exhibit 4.5.1

        4.6 Form of Exchange Note (included as Exhibit B to Exhibit 4.5.1 hereto)

        4.7 Exhibit 4.3 to the Company's 2001 S-4 Registration Statement (Registration No. 333-54262), the Exchange and Registration Rights Agreement, dated as of September 27, 2000, among the Company, KCSR, certain other subsidiaries of the Company, is hereby incorporated by reference as Exhibit 4.7

        4.8 The Indenture, dated June 12, 2002, among KCSR, the Company and certain subsidiaries of the Company, and U.S. Bank National Association, as Trustee (the "2002 Indenture"), which is attached as Exhibit 4.1 to the 2002 S-4 Registration Statement (Registration No. 333-92360) is hereby incorporated by reference as Exhibit 4.8

        4.8.1     Form of Face of Exchange Note, included as Exhibit B to
                  Exhibit 4.8 and filed as Exhibit 4.2 to the 2002 S-4 Registration Statement (Registration No. 333-92360) is hereby incorporated by reference as Exhibit 4.8.1

(9)     Voting Trust Agreement
        (Inapplicable)

(10)    Material Contracts

        10.1      Form of Officer Indemnification Agreement which is attached as
                  Exhibit 10.1 to the Company's Form 10-K for the year ended December 31, 2001 (Commission File No. 1-4717), is hereby incorporated by reference as Exhibit 10.1

        10.2 Form of Director Indemnification Agreement which is attached as Exhibit 10.2 to the Company's Form 10-K for the year ended December 31, 2001 (Commission File No. 1-4717), is hereby incorporated by reference as Exhibit 10.2

        10.3      The 1992 Indenture (See Exhibit 4.3)

        10.4.1 Supplemental Indenture dated December 17, 1999 to the 1992 Indenture with respect to the 6.625% Notes Due March 1, 2005 issued pursuant to the 1992 Indenture (See Exhibit 4.3.1)

        10.4.2 Supplemental Indenture dated December 17, 1999 to the 1992 Indenture with respect to the 7% Debentures Due December 15, 2025 issued pursuant to the 1992 Indenture (See Exhibit 4.3.2)

        10.5 Exhibit 10.1 to the Company's Form 10-Q for the period ended March 31, 1997 (Commission File No. 1-4717), The Kansas City Southern Railway Company Directors' Deferred Fee Plan as adopted August 20, 1982 and the amendment thereto effective March 19, 1997 to such plan, is hereby incorporated by reference as Exhibit 10.5

        10.6 Exhibit 10.4 to the Company's Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 1-4717), Description of the Company's 1991 incentive compensation plan, is hereby incorporated by reference as Exhibit 10.6

        10.7 Exhibit 10.10 to the Company's 2002 S-4 Registration Statement (Registration No. 333-92360), Directors Deferred Fee Plan, adopted August 20, 1982, amended and restated June 1, 2002, is hereby incorporated by reference as Exhibit 10.7

        10.8 Kansas City Southern 1991 Amended and Restated Stock Option and Performance Award Plan, as amended and restated effective as of November 7, 2002 is attached to this Form 10-K as
                  Exhibit 10.8

        10.9 Exhibit 10.8 to the Company's 2001 S-4 Registration Statement (Registration No. 333-54262), Tax Disaffiliation Agreement, dated October 23, 1995, by and between the Company and DST Systems, Inc., is hereby incorporated by reference as Exhibit 10.9

        10.10.1 Kansas City Southern 401(k) and Profit Sharing Plan (Amended and Restated Effective April 1, 2002), is attached to this Form 10-K as Exhibit 10.10.1

        10.10.2 First Amendment to the Kansas City Southern 401(k) and Profit Sharing Plan (As Amended and Restated Effective April 1,
                  2002), effective January 1, 2003, is attached hereto as
                  Exhibit 10.10.2

        10.11 Exhibit 10.10 to the Company's 2001 S-4 Registration Statement (Registration No. 333-54262), the Assignment, Consent and Acceptance Agreement, dated August 10, 1999, by and among the Company, DST Systems, Inc. and Stilwell Financial, Inc., is hereby incorporated by reference as Exhibit 10.11

        10.12 Employment Agreement, as amended and restated January 1, 2001, by and among the Company, KCSR and Michael R. Haverty, which is attached as Exhibit 10.12 to the Company's Form 10-K for the year ended December 31, 2001 (Commission File No. 1-4717), is hereby incorporated by reference as Exhibit 10.12

        10.13 Exhibit 10.14 to the Company's 2001 S-4 Registration Statement (Registration No. 333-54262), Employment Agreement, dated January 1, 1999, by and among the Company, KCSR and Gerald K. Davies, is hereby incorporated by reference as Exhibit 10.13

        10.13.1 Amendment to Employment Agreement, dated as of January 1, 2001, by and among the Company, KCSR and Gerald K. Davies which is attached as Exhibit 10.13.1 to the Company's Form 10-K for the year ended December 31, 2001 (Commission File No. 1-4717) is hereby incorporated by reference as

                  Exhibit 10.13.1

        10.14 Employment Agreement, dated June 1, 2002 by and among the Company, KCSR and Ronald G. Russ, which is attached as Exhibit
                  10.17 to the Company's 2002 S-4 Registration Statement (Registration No. 333-92360) is hereby incorporated by reference as Exhibit 10.14

        10.14.1 First Amendment to Employment Agreement, dated March 14, 2003, by and among the Company, KCSR, and Ronald G. Russ is attached to this Form 10-K as Exhibit 10.14.1

        10.15 Employment Agreement, dated September 1, 2001, by and between the Company, KCSR and Jerry W. Heavin is attached to this Form 10-K as Exhibit 10.15

        10.15.1 First Amendment to Employment Agreement, dated March 14, 2003, by and among the Company, KCSR and Jerry W. Heavin is attached to this Form 10-K as Exhibit 10.l5.1

        10.16 Employment Agreement, dated August 14, 2000, by and between the Company, KCSR and Larry O. Stevenson is attached to this Form 10-K as Exhibit 10.16

        10.16.1 Amendment to Employment Agreement dated January 1, 2002, by and among the Company, KCSR and Larry O. Stevenson is attached to this Form 10-K as Exhibit 10.16.1

        10.16.2 Amendment to Employment Agreement, dated March 14, 2003, by and among the Company, KCSR and Larry O. Stevenson is attached to this Form 10-K as Exhibit 10.16.2

        10.17 Employment Agreement (Amended and Restated January 1, 2001) by and between the Company and Louis G. Van Horn is attached to this Form 10-K as Exhibit 10.17

        10.18 Employment Agreement dated as of August 1, 2001, as amended by the Amendment to Employment Agreement dated as of August 1, 2001, by and among the Company, KCSR and William J. Pinamont, which is attached as Exhibit 10.16 to the Company's Form 10-K for the year ended December 31, 2001 (Commission File No. 1-4717) is hereby incorporated by reference as Exhibit 10.18

        10.19 Exhibit 10.18 to the Company's Form 10-K for the year ended December 31, 1998 (Commission File No. 1-4717), Kansas City Southern Industries, Inc. Executive Plan, as amended and restated effective November 17, 1998, is hereby incorporated by reference as Exhibit 10.19

        10.20 The Kansas City Southern Annual Incentive Plan is attached hereto as Exhibit 10.20

        10.21 Amendment and Restatement Agreement dated June 12, 2002, among the Company, KCSR and the lenders named therein, together with the Amended and Restated Credit Agreement dated June 12, 2002 among the Company, KCSR and the lenders named therein attached thereto as Exhibit A, which is attached as Exhibit 10.6 to the Company's 2002 S-4 Registration Statement (Registration No. 333-92360), is hereby incorporated by reference as Exhibit 10.21

        10.21.1 Reaffirmation Agreement, dated June 12, 2002, among the Company, KCSR and JP Morgan Chase Bank, which is attached as
                  Exhibit 10.6.1 to the Company's 2002 S-4 Registration Statement (Registration No. 333-92360), is hereby incorporated by reference as Exhibit 10.21.1

        10.21.2 Master Assignment and Acceptance, dated June 12, 2002, among the Company, KCSR and the lenders named therein, which is attached as Exhibit 10.6.2 to the Company's 2002 S-4 Registration Statement

                  (Registration No. 333-92360), is hereby incorporated by reference as Exhibit 10.21.2

        10.22     The 2000 Indenture (See Exhibit 4.5)

        10.23 Supplemental Indenture, dated as of January 29, 2001, to the 2000 Indenture (See Exhibit 4.5.1)

        10.24 Exhibit 10.23 to the Company's 2001 S-4 Registration Statement (Registration No. 333-54262), Intercompany Agreement, dated as of August 16, 1999, between the Company and Stilwell Financial Inc., is hereby incorporated by reference as Exhibit 10.24

        10.25 Exhibit 10.24 to the Company's 2001 S-4 Registration Statement (Registration No. 333-54262), Tax Disaffiliation Agreement, dated as of August 16, 1999, between the Company and Stilwell Financial Inc., is hereby incorporated by reference as Exhibit 10.25

        10.26 Exhibit 10.25 to the Company's 2001 S-4 Registration Statement (Registration No. 333-54262), Pledge Agreement, dated as of January 11, 2000, among the Company, KCSR, the subsidiary pledgors party thereto and The Chase Manhattan Bank, as Collateral Agent (the "Pledge Agreement"), is hereby incorporated by reference as Exhibit 10.26

        10.27 Exhibit 10.26 to the Company's 2001 S-4 Registration Statement (Registration No. 333-54262), Guarantee Agreement, dated as of January 11, 2000, among the Company, the subsidiary guarantors party thereto and The Chase Manhattan Bank, as Collateral Agent (the "Guarantee Agreement"), is hereby incorporated by reference as Exhibit 10.27

        10.28 Exhibit 10.27 to the Company's 2001 S-4 Registration Statement (Registration No. 333-54262), Security Agreement, dated as of January 11, 2000, among the Company, KCSR, the subsidiary guarantors party thereto and The Chase Manhattan Bank, as Collateral Agent (the "Security Agreement"), is hereby incorporated by reference as Exhibit 10.28

        10.29 Exhibit 10.28 to the Company's 2001 S-4 Registration Statement (Registration No. 333-54262), Indemnity, Subrogation and Contribution Agreement, dated as of January 11, 2000, among the Company, KCSR, the subsidiary guarantors party thereto and The Chase Manhattan Bank, as Collateral Agent (the "Indemnity, Subrogation and Contribution Agreement"), is hereby incorporated by reference as Exhibit 10.29

        10.30 Exhibit 10.29 to the Company's 2001 S-4 Registration Statement (Registration No. 333-54262), Supplement No. 1, dated as of January 29, 2001, to the Pledge Agreement, among PABTEX GP, LLC, SIS Bulk Holding, Inc. and The Chase Manhattan Bank, as Collateral Agent, is hereby incorporated by reference as
                  Exhibit 10.30

        10.31 Exhibit 10.30 to the Company's 2001 S-4 Registration Statement (Registration No. 333-54262), Supplement No. 1, dated as of January 29, 2001, to the Guarantee Agreement, among PABTEX GP, LLC, SIS Bulk Holding, Inc. and The Chase Manhattan Bank, as Collateral Agent, is hereby incorporated by reference as
                  Exhibit 10.31

        10.32 Exhibit 10.31 to the Company's 2001 S-4 Registration Statement (Registration No. 333-54262), Supplement No. 1, dated as of January 29, 2001, to the Security Agreement, among PABTEX GP, LLC, SIS Bulk Holding, Inc. and The Chase Manhattan Bank, as Collateral Agent, is hereby incorporated by reference as
                  Exhibit 10.32

        10.33 Exhibit 10.32 to the Company's 2001 S-4 Registration Statement (Registration No. 333-54262), Supplement No. 1, dated as of January 29, 2001, to the Indemnity, Subrogation and Contribution Agreement, among PABTEX GP, LLC, SIS Bulk Holding, Inc. and The Chase Manhattan Bank, as Collateral Agent, is hereby incorporated by reference as Exhibit 10.33

        10.34 Lease Agreement, as amended, between The Kansas City Southern Railway Company and Broadway Square Partners LLP dated June 26, 2001, which is attached as Exhibit 10.34 to the Company's Form 10-K for the year ended December 31, 2001 (Commission File No. 1-4717), is hereby incorporated by reference as
                  Exhibit 10.34

        10.35     The 2002 Indenture (See Exhibit 4.8)

        10.36 Agreement to Forego Compensation between A. Edward Allinson and the Company, fully executed on March 30, 2001; Loan Agreement between A. Edward Allinson and the Company fully executed on September 18, 2001; and the Promissory Note executed by the Trustees of The A. Edward Allinson Irrevocable Trust Agreement dated, June 4, 2001, Courtney Ann Arnot, A. Edward Allinson III and Bradford J. Allinson, Trustees, as Maker, and the Company, as Holder, are attached hereto as
                  Exhibit 10.36

        10.37 Agreement to Forego Compensation between Michael G. Fitt and the Company, fully executed on March 30, 2001; Loan Agreement between Michael G. Fitt and the Company, fully executed on September 7, 2001; and the Promissory Note executed by the Trustees of The Michael G. and Doreen E. Fitt Irrevocable Insurance Trust, Anne E. Skyes, Colin M-D. Fitt and Ian D.G. Fitt, Trustees, as Maker, and the Company, as Holder, are attached hereto as Exhibit 10.37

        10.38 Kansas City Southern Employee Stock Ownership Plan (As Amended and Restated Effective April 1, 2002) is attached hereto as
                  Exhibit 10.38

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

(16)    Letter Re Change in Certifying Accountant

        16.1 The information set forth under Item 4 and Exhibit 16.1 of the Company's Form 8-K dated June 20, 2001 (Commission File No. 1-4717) prepared pursuant to Item 304 (a) of Regulation S-K is hereby incorporated by reference as Exhibit 16.1

(18)    Letter Re: Change in Accounting Principles
        (Inapplicable)

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

(24)    Power of Attorney
        (Inapplicable)

(99)    Additional Exhibits

        99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        99.3 The combined and consolidated financial statements of Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. (including the notes thereto and the Report of Independent Accountants thereon) as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002 as listed under Item 15(a)(2) herein, are hereby included in this Form 10-K as Exhibit 99.3

(b) Reports on Form 8-K

        The Company furnished a Current Report on Form 8-K dated October 10, 2002 announcing the date of its third quarter 2002 earnings release and conference call. The information included in this Current Report on Form 8-K was furnished pursuant to Item 9 and shall not be deemed to be filed.

        The Company furnished a Current Report on Form 8-K dated October 11, 2002 under Item 5 of such form, announcing a favorable ruling in the Value Added Tax ("VAT") Lawsuit.

        The Company furnished a Current Report on Form 8-K dated October 24, 2002 under Item 5 of such form, providing additional information about the favorable ruling on the TFM VAT suit.

        The Company furnished a Current Report on Form 8-K dated October 31, 2002 under Item 5 of such form, announcing the Company's VAT accounting position.

        The Company furnished a Current Report on Form 8-K dated November 5, 2002 reporting its third quarter 2002 operating results. The information included in this Current Report on Form 8-K was furnished pursuant to
        Item 9 and shall not be deemed to be filed.

        The Company filed a Current Report on Form 8-K dated December 9, 2002, under Item 5 of such form, announcing a new decision of the Mexican Fiscal Court denying TFM's VAT claim.

SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Kansas City Southern

March 26, 2003                               By: /s/ M.R. HAVERTY
                                                 -------------------------------
                                                         M.R. Haverty
                                                    Chairman, President,
                                                      Chief Executive
                                                    Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 26, 2003.

         Signature                                 Capacity
         ---------                                 --------


/s/ M.R. HAVERTY                    Chairman, President, Chief Executive Officer
----------------------------        and Director
M.R. Haverty


/s/ G.K. DAVIES                     Executive Vice President and Chief Operating
----------------------------        Officer
G.K Davies


/s/ R.G. RUSS                       Executive Vice President and Chief Financial
----------------------------        Officer
R.G. Russ                           (Principal Financial Officer)


/s/ L.G. VAN HORN                   Vice President and Comptroller
----------------------------        (Principal Accounting Officer)
L.G. Van Horn


/s/ A.E ALLINSON                    Director
----------------------------
A.E. Allinson


/s/ M.G. FITT                       Director
----------------------------
M.G. Fitt


/s/ J.R. JONES                      Director
----------------------------
J.R. Jones


/s/ L.H. ROWLAND                    Director
----------------------------
L.H. Rowland


/s/ B.G. THOMPSON                   Director
----------------------------
B.G. Thompson


/s/ R.E. SLATER                     Director
----------------------------
R.E. Slater

CERTIFICATION
-------------

I, Michael R. Haverty, certify that:

1.  I have reviewed this annual report on Form 10-K of Kansas City Southern;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 26, 2003


                                 /s/ MICHAEL R. HAVERTY
                                 -----------------------------------------------
                                 Michael R. Haverty
                                 Chairman, President and Chief Executive Officer

CERTIFICATION
-------------

I, Ronald G. Russ, certify that:

1. I have reviewed this annual report on Form 10-K of Kansas City Southern;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 26, 2003

                            /s/ RONALD G. RUSS
                            ----------------------------------------------------
                            Ronald G. Russ
                            Executive Vice President and Chief Financial Officer

                              KANSAS CITY SOUTHERN
                          2002 FORM 10-K ANNUAL REPORT
                                INDEX TO EXHIBITS

                                                                                                    Regulation S-K
Exhibit                                                                                              Item 601(b)
  No.                                             Document                                           Exhibit No.
-------                  ----------------------------------------------------------                  -----------
10.8                     Kansas City Southern 1991 Amended and Restated Stock Option
                         and Performance Award Plan (as amended and restated effective
                         as of November 7, 2002)                                                          10

10.10.1                  Kansas City Southern 401(k) and Profit Sharing Plan (Amended
                         and Restated Effective April 1, 2002)                                            10

10.10.2                  First Amendment to the Kansas City Southern 401(k) and Profit
                         Sharing Plan (As Amended and Restated Effective April 1, 2002                    10

10.14.1                  First Amendment to Employment Agreement dated March 14, 2003
                         by and among the Company, KCSR and Ronald G. Russ                                10

10.15                    Employment Agreement dated September 1, 2001 by and between
                         KCSR, the Company and Jerry W. Heavin                                            10

10.15.1                  First Amendment to Employment Agreement dated March 14, 2003
                         by and among KCSR, the Company and Jerry W. Heavin                               10

10.16                    Employment Agreement dated August 14, 2000 by and between
                         the Company, KCSR and Larry O. Stevenson                                         10

10.16.1                  Amendment to Employment Agreement dated January 1, 2001 by
                         and among the Company, KCSR and Larry O. Stevenson                               10

10.16.2                  Amendment to Employment Agreement dated March 14, 2003 by and
                         among the Company, KCSR and Larry O. Stevenson                                   10

10.17                    Employment Agreement (Amended and Restated January 1, 2001)
                         by and between the Company and Louis G. Van Horn                                 10

10.20                    The Kansas City Southern Annual Incentive Plan                                   10

10.36                    Agreement to Forego Compensation between A. Edward Allinson and the
                         Company, fully executed on March 30, 2001; Loan Agreement between
                         A. Edward Allinson and the Company fully executed on September 18, 2001;
                         and the Promissory Note executed by the Trustees of The A. Edward Allinson
                         Irrevocable Trust Agreement dated, June 4, 2001, Courtney Ann Arnot,
                         A. Edward Allinson III and Bradford J. Allinson, Trustees, as Maker, and
                         the Company, as Holder                                                           10

10.37                    Agreement to Forego Compensation between Michael G. Fitt and the
                         Company, fully executed on March 30, 2001; Loan Agreement between
                         Michael G. Fitt and the Company, fully executed on September 7, 2001;
                         and the Promissory Note executed by the Trustees of The Michael G. and
                         Doreen E. Fitt Irrevocable Insurance Trust, Anne E. Skyes, Colin M-D. Fitt
                         and Ian D.G. Fitt, Trustees, as Maker, and the Company, as Holder                10


10.38                    Kansas City Southern Employee Stock Ownership Plan (As Amended and
                         Restated Effective April 1, 2002)                                                10

12.1                     Computation of Ratio of Earnings to Fixed Charges                                12

21.1                     Subsidiaries of the Company                                                      21

23.1                     Consents of Independent Accountants                                              23

99.1                     Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to
                         Section 906 of Sarbanes-Oxley Act of 2002                                        99

99.2                     Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to
                         Section 906 of Sarbanes-Oxley Act of 2002                                        99

99.3                     Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. combined and consolidated financial statements as of December 31, 2002 and 2001 and for
                         each of the three years in the period ended December 31, 2002                    99