Form 10-Q
period 2003-03-31
KANSAS CITY SOUTHERN
filed 2003-05-13
CIK 54480

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2003

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

                            Yes [X]       No [ ]

Indicate by check mark whether the Company is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                            Yes [X]       No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS                                    OUTSTANDING AT APRIL 30, 2003
--------------------------------------------------------------------------------
COMMON STOCK, $.01 PER SHARE PAR VALUE                         61,645,382 SHARES
--------------------------------------------------------------------------------

                              KANSAS CITY SOUTHERN

                                    FORM 10-Q
                                 MARCH 31, 2003

                                      INDEX

                                                                            PAGE

PART I - FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS

Introductory Comments                                                          2


Consolidated Balance Sheets -
     March 31, 2003 and December 31, 2002                                      3


Consolidated Statements of Income -
     Three Months Ended March 31, 2003 and 2002                                4
     Per Share Data                                                            4


Consolidated Statements of Cash Flows -
     Three Months Ended March 31, 2003 and 2002                                5


Consolidated Statement of Changes in Stockholders' Equity -
     Three Months Ended March 31, 2003                                         6


Notes to Consolidated Financial Statements                                     7


ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                         15


ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK  25


ITEM 4.           CONTROLS AND PROCEDURES                                     25


PART II - OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS                                           25

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         25

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K                            26



SIGNATURES                                                                    27
----------

                              KANSAS CITY SOUTHERN
                                    FORM 10-Q
                                 MARCH 31, 2003


PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


INTRODUCTORY COMMENTS

The Consolidated Financial Statements included herein have been prepared by Kansas City Southern (the "Company" or "KCS"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and the notes thereto, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q. Results for the three months ended March 31, 2003 are not necessarily indicative of the results expected for the full year 2003.

                              KANSAS CITY SOUTHERN
                           CONSOLIDATED BALANCE SHEETS
                              (DOLLARS IN MILLIONS)


                                                          March 31,          December 31,
                                                            2003                 2002
                                                      ------------------   ------------------
                                                         (Unaudited)
 ASSETS

 Current assets:
      Cash and cash equivalents                            $       64.0         $       19.0
      Accounts receivable, net                                    108.8                118.5
      Inventories                                                  36.3                 34.2
      Other current assets                                         19.0                 44.5
                                                      ------------------   ------------------
          Total current assets                                    228.1                216.2
                                                      ------------------   ------------------

 Investments                                                      430.3                423.1

 Properties (net of $702.8 and $702.3 accumulated
      depreciation and amortization, respectively)              1,339.8              1,337.4

 Goodwill                                                          10.6                 10.6

 Other assets                                                      18.7                 21.5
                                                      ------------------   ------------------

      Total assets                                         $    2,027.5         $    2,008.8
                                                      ==================   ==================

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
      Debt due within one year                             $       10.0         $       10.0
      Accounts and wages payable                                   44.1                 47.7
      Accrued liabilities                                         133.4                128.6
                                                      ------------------   ------------------
          Total current liabilities                               187.5                186.3
                                                      ------------------   ------------------

 Other Liabilities
      Long-term debt                                              571.7                572.6
      Deferred income taxes                                       392.9                392.8
      Other liabilities and deferred credits                      103.7                104.2
                                                      ------------------   ------------------
          Total other liabilities                               1,068.3              1,069.6
                                                      ------------------   ------------------

 Stockholders' Equity
      Preferred stock                                               6.1                  6.1
      Common stock                                                  0.6                  0.6
      Retained earnings                                           767.1                748.5
      Accumulated other comprehensive loss                         (2.1)                (2.3)
                                                      ------------------   ------------------
          Total stockholders' equity                              771.7                752.9
                                                      ------------------   ------------------

      Total liabilities and stockholders' equity           $    2,027.5         $    2,008.8
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

                              KANSAS CITY SOUTHERN
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                      Three Months
                                                                                     Ended March 31,
                                                                          ---------------------------------------
                                                                                2003                 2002
                                                                          ------------------   ------------------

Revenues                                                                       $      140.2         $      143.9

Costs and expenses
   Compensation and benefits                                                           50.5                 49.4
   Depreciation and amortization                                                       15.9                 14.9
   Purchased services                                                                  15.1                 14.0
   Operating leases                                                                    14.3                 13.5
   Fuel                                                                                12.8                  9.5
   Casualties and insurance                                                             8.1                  7.9
   Car hire                                                                             2.2                  5.2
   Other                                                                               14.5                 16.1
                                                                          ------------------   ------------------
Total costs and expenses                                                              133.4                130.5
                                                                          ------------------   ------------------

Operating income                                                                        6.8                 13.4

Equity in net earnings of unconsolidated affiliates:
     Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V.                            6.9                  4.8
     Other                                                                              0.1                  0.1
Gain on sale of Mexrail, Inc.                                                             -                  4.4
Interest expense                                                                      (11.5)               (11.3)
Other income                                                                            1.3                  4.4
                                                                          ------------------   ------------------
Income before income taxes and cumulative effect of accounting change                   3.6                 15.8
Income tax provision (benefit)                                                         (1.1)                 4.1
                                                                          ------------------   ------------------

Income before cumulative effect of accounting change                                    4.7                 11.7
Cumulative effect of accounting change, net of income taxes of $5.6
     million                                                                            8.9                    -
                                                                          ------------------   ------------------
Net income                                                                     $       13.6         $       11.7
                                                                          ==================   ==================

PER SHARE DATA
Basic earnings per Common share
   Income before cumulative effect of accounting change                        $       0.08         $       0.20
   Cumulative effect of accounting change, net of income taxes                         0.14                    -
                                                                          ------------------   ------------------
       Total basic earnings per Common share                                   $       0.22         $       0.20
                                                                          ==================   ==================

Diluted earnings per Common share
   Income before cumulative effect of accounting change                        $       0.08         $       0.19
   Cumulative effect of accounting change, net of income taxes                         0.14                    -
                                                                          ------------------   ------------------
       Total diluted earnings per Common share                                 $       0.22         $       0.19
                                                                          ==================   ==================

Weighted average Common shares outstanding (in thousands)
       Basic                                                                         61,427               59,777
       Potential dilutive Common shares                                               1,436                2,065
                                                                          ------------------   ------------------
         Diluted                                                                     62,863               61,842
                                                                          ==================   ==================

Dividends per Preferred share                                                  $        .25         $        .25






                  See accompanying notes to consolidated financial statements.

                              KANSAS CITY SOUTHERN
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                                                       Three Months
                                                                                     Ended March 31,
                                                                         ---------------------------------------

                                                                               2003                 2002
                                                                         ------------------   ------------------
CASH FLOWS PROVIDED BY (USED FOR):

OPERATING ACTIVITIES:
   Net income                                                                 $       13.6         $       11.7
   Adjustments to reconcile net income to net cash
    Provided by operating activities
     Depreciation and amortization                                                    15.9                 14.9
     Deferred income taxes                                                             7.0                  1.0
     Equity in undistributed earnings of unconsolidated affiliates                    (7.0)                (4.9)
     Gain on sale of Mexrail, Inc.                                                       -                 (4.4)
     Gain on sale of property                                                         (1.3)                (4.5)
     Cumulative effect of accounting change                                           (8.9)                   -
     Tax benefit realized upon exercise of stock options                               0.8                  0.8
   Changes in working capital items
     Accounts receivable                                                               9.6                 (0.6)
     Inventories                                                                      (2.1)                (0.4)
     Other current assets                                                             15.6                 26.7
     Accounts and wages payable                                                       (1.8)                (8.7)
     Accrued liabilities                                                               7.9                  5.1
   Other, net                                                                         (0.8)                (0.5)
                                                                         ------------------   ------------------
     Net cash provided by operating activities                                        48.5                 36.2
                                                                         ------------------   ------------------


INVESTING ACTIVITIES:
   Property acquisitions                                                             (12.1)               (17.4)
   Proceeds from disposal of property                                                  7.5                  9.3
   Investment in and loans to affiliates                                                 -                 (1.8)
   Proceeds from sale of Mexrail, Inc.                                                   -                 31.4
   Other, net                                                                          1.0                  1.3
                                                                         ------------------   ------------------
     Net cash provided by (used for) investing activities                             (3.6)                22.8
                                                                         ------------------   ------------------


FINANCING ACTIVITIES:
   Repayment of long-term debt                                                        (0.8)               (30.5)
   Proceeds from stock plans                                                           1.6                  2.1
   Cash dividends paid                                                                (0.1)                (0.1)
   Other, net                                                                         (0.6)                 1.6
                                                                         ------------------   ------------------
     Net cash provided by (used for) financing activities                              0.1                (26.9)
                                                                         ------------------   ------------------


CASH AND CASH EQUIVALENTS:
   Net increase in cash and cash equivalents                                          45.0                 32.1
   At beginning of year                                                               19.0                 24.7
                                                                         ------------------   ------------------
   At end of period                                                           $       64.0         $       56.8
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

                              KANSAS CITY SOUTHERN
                    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                        Accumulated
                                             $25 Par      $.01 Par                         other
                                            Preferred      Common         Retained     comprehensive
                                              stock        stock          earnings     income (loss)      Total
                                         ------------- -------------- --------------- -------------- -------------
Balance at December 31, 2002               $      6.1   $      0.6     $     748.5    $      (2.3)    $     752.9

Comprehensive income:
   Net income                                                                 13.6
   Change in fair value of cash flow hedge                                                   (0.1)
   Amortization of accumulated other
     comprehensive income (loss) related
     to Interest rate swap                                                                    0.3
Comprehensive income                                                                                         13.8

Dividends                                                                     (0.1)                          (0.1)
Options exercised and stock subscribed                                         5.1                            5.1
                                         ------------- -------------- --------------- -------------- -------------

Balance at March 31, 2003                  $      6.1   $      0.6     $     767.1    $      (2.1)    $     771.7
                                         ============= ============== =============== ============== =============






































                  See accompanying notes to consolidated financial statements.

                              KANSAS CITY SOUTHERN
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ACCOUNTING POLICIES AND INTERIM FINANCIAL STATEMENTS. In the opinion of the management of KCS, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal closing procedures) necessary to present fairly the financial position of the Company and its subsidiary companies as of March 31, 2003 and December 31, 2002, the results of its operations for the three months ended March 31, 2003 and 2002, its cash flows for the three months ended March 31, 2003 and 2002, and its changes in stockholders' equity for the three months ended March 31, 2003. The accompanying consolidated financial statements have been prepared consistently with accounting policies described in Note 2 to the consolidated financial statements included in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2002 except as discussed herein in note 7. The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year 2003. Certain comparative prior year amounts in the consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications did not impact net income.

2. EARNINGS PER SHARE DATA. The effect of stock options to employees represent the only difference between the weighted average shares used for the basic earnings per share computation compared to the diluted earnings per share computation. The following is a reconciliation from the weighted average shares used for the basic earnings per share computation and the diluted earnings per share computation for the three months ended March 31, 2003 and 2002, respectively (in thousands):
                                                         Three Months
                                                        Ended March 31,
                                                --------------------------------
                                                     2003             2002
                                                ---------------  ---------------
     Basic shares                                       61,427           59,777
     Effect of dilution:  Stock options                  1,436            2,065
                                                ---------------  ---------------
     Diluted shares                                     62,863           61,842
                                                ===============  ===============

      Shares excluded from diluted computation           1,041               20
                                                ---------------  ---------------

     Shares were excluded from the applicable periods diluted earnings per share computation because the exercise prices were greater than the average market price of the common shares. Preferred dividends, which were not material for the periods presented, are the only adjustments that affect the numerator of the diluted earnings per share computation.

3. INVESTMENTS. Investments in unconsolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control. Investments in unconsolidated affiliates at March 31, 2003 include, among others, equity interests in Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. ("Grupo TFM"), Southern Capital Corporation, LLC ("Southern Capital"), and the Panama Canal Railway Company ("PCRC").

     The Company, our Mexican partner, Grupo TMM, S.A. ("Grupo TMM"), and certain of Grupo TMM's affiliates entered into an agreement on February 27, 2002 with TFM, S.A. de C.V. ("TFM") to sell to TFM all of the common stock of Mexrail, Inc. ("Mexrail"), a former 49% unconsolidated affiliate of the Company. Mexrail owns the northern half of the international railway bridge at Laredo and all of the common stock of The Texas-Mexican Railway Company ("Tex-Mex"). The sale closed on March 27, 2002 and the Company received approximately $31.4 million for its 49% interest in Mexrail. The Company used the proceeds from the sale to reduce debt. Although the Company no longer directly owns 49% of Mexrail, it retains an indirect ownership through its ownership of Grupo TFM. The Company's share of the proceeds from the sale of Mexrail to TFM exceeded the carrying value of the Company's investment in Mexrail by $11.2 million. The Company recognized a $4.4 million gain on the sale of Mexrail to TFM in the first quarter of 2002, while the remaining $6.8 million of excess proceeds was deferred and is being amortized into net income over 20 years (see note 10 - Subsequent Events).

     The Company is party to certain agreements with Grupo TMM covering the Grupo TFM joint venture. These agreements contain "change in control" provisions, provisions intended to preserve the Company's and Grupo TMM's proportionate ownership of the joint venture, and super-majority provisions with respect to voting on certain significant transactions. Such agreements also provide a right of first refusal in the event that either party initiates a divestiture of its equity interest in Grupo TFM and a prohibition on transfers to competitors. Under certain circumstances, such agreements could affect the Company's ownership percentage and rights in these equity affiliates.

     Condensed financial information of certain unconsolidated affiliates is shown below. All amounts, including those for Grupo TFM, are presented under U.S. GAAP. Financial information of immaterial unconsolidated affiliates has been omitted:

FINANCIAL CONDITION (DOLLARS IN MILLIONS):

                                          March 31, 2003                           December 31, 2002
                              ---------------------------------------    --------------------------------------
                                                            Southern                                 Southern
                                  PCRC        Grupo TFM     Capital           PCRC     Grupo TFM     Capital
                              -------------  -----------  ----------     ------------ ------------ -------------

Current assets                    $    6.0    $   268.1     $   14.1        $    2.7    $   265.2      $    5.5
Non-current assets                    86.1      2,074.6        135.9            88.2      2,061.3         139.4
                              -------------  -----------  -----------     -----------  ------------ ------------
       Assets                     $   92.1    $ 2,342.7     $  150.0        $   90.9    $ 2,326.5      $  144.9
                              =============   ==========  ============    ===========  ============ ============

Current liabilities               $    3.1    $   172.6     $    3.3        $    5.1    $   147.3      $      -
Non-current liabilities               75.0      1,017.5         95.0            70.8      1,045.3          95.1
Minority interest                        -        351.7            -               -        348.0             -
Equity of stockholders and
 partners                             14.0        800.9         51.7            15.0        785.9          49.8
                              -------------  -----------  -----------    ------------ ------------ -------------
       Liabilities and equity     $   92.1    $ 2,342.7     $  150.0        $   90.9    $ 2,326.5      $  144.9
                              =============  ===========   ===========   ============ ============ =============

KCS's investment                  $    7.0    $   386.8     $   25.8        $    7.5    $   380.1      $   24.9
                              -------------  ------------------------    ------------ ------------ -------------

OPERATING RESULTS (DOLLARS IN MILLIONS):

                                                         Three Months
                                                        Ended March 31,
                                                  ----------------------------
                                                    2003              2002
                                                  ----------        ----------
Revenues:
    Grupo TFM                                       $ 168.5           $ 170.8
    Southern Capital                                    8.0               7.5
    PCRC                                                2.4               1.0

Operating costs and expenses:
    Grupo TFM                                       $ 136.7           $ 135.0
    Southern Capital                                    7.0               5.7
    PCRC                                                3.2               2.9

Net income (loss):
    Grupo TFM                                       $  15.0           $  13.0
    Southern Capital                                    1.0               1.9
    PCRC                                               (0.8)             (1.8)


4. NONCASH INVESTING AND FINANCING ACTIVITIES. The Company initiated the Fourteenth Offering of KCS common stock under the Employee Stock Purchase Plan ("ESPP") during 2002. Stock subscribed under the Fourteenth Offering will be issued to employees in 2004 and is being paid for through employee payroll deductions in 2003. During the first three months of 2003, the Company has received approximately $0.7 million from payroll deductions associated with the Fourteenth Offering of the ESPP. In the first quarter of 2003, the Company issued approximately 337,917 shares of KCS common stock under the Thirteenth Offering of the ESPP. These shares, totaling a purchase price of approximately $3.5 million, were subscribed and paid for through employee payroll deductions in 2002.

5. DERIVATIVE FINANCIAL INSTRUMENTS. The Company does not engage in the trading of derivatives. The Company's objective is to manage its fuel and interest rate risk through the use of derivative instruments as deemed appropriate. At March 31, 2003, the Company had four fuel swap agreements for a notional amount of approximately 7.5 million gallons of fuel. Under the terms of these swaps, the Company will receive a variable price based upon an average of the spot prices calculated on a monthly basis as reported through a petroleum price reporting service.

     A summary of these swap agreements to which The Kansas City Southern Railway Company ("KCSR") was a party as of March 31, 2003 is as follows:

            Trade Date             Notional Amount      Fixed pay per gallon      Expiration Date
     -------------------- --------------------------- ----------------------- ---------------------

     November 14, 2002           2.5 million gallons            62.5(cents)    December 31, 2003
     January 14, 2003            2.5 million gallons            73.8(cents)    June 30, 2003
     March 18, 2003              1.9 million gallons            65.0(cents)    December 31, 2004
     March 21, 2003              0.6 million gallons            64.0(cents)    June 30, 2004

     Additionally, in April of 2003, the Company entered into three additional fuel swaps. A summary of these additional swap agreements is as follows:

           Trade Date             Notional Amount       Fixed pay per gallon      Expiration Date
     -------------------- --------------------------- ----------------------- ----------------------
     April 11, 2003              0.6 million gallons            67.8(cents)    September 30, 2003
     April 11, 2003              0.6 million gallons            68.7(cents)    December 31, 2003
     April 11, 2003              2.5 million gallons            66.0(cents)    December 31, 2004


     Cash settlements of these swaps occur on a monthly basis on the fifth business day of the month following the month in which the settlement is calculated. These swaps, combined with the Company's forward purchase policies, are designed to hedge the Company's exposure to movements in the price of No. 2 Gulf Coast Heating Oil on which the Company's diesel fuel prices are determined. Using these risk management strategies, the Company is able to limit its risk to rising diesel fuel prices. As of March 31, 2003, the fair market value of the swaps was $0.2 million. For the years ended December 31, 2002 and 2001, KCSR consumed 55.3 million gallons and
     57.6 million gallons of fuel, respectively.

6. STOCK PLANS. Proceeds received from the exercise of stock options or subscriptions are credited to the appropriate capital accounts in the year they are exercised.

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

                                                    Three Months ended March 31,
                                                    ----------------------------
                                                        2003           2002
                                                    -----------  ---------------
     NET INCOME (IN MILLIONS):                        $    13.6       $   11.7
     As reported
     Total stock-based compensation expense
     determined under fair value method, net of
     income taxes                                          (0.5)          (0.5)
                                                    -----------  ---------------
     Pro forma                                             13.1       $   11.2

     EARNINGS PER BASIC SHARE:
     As reported                                       $    0.22      $    0.20
     Pro forma                                              0.21      $    0.19

     EARNINGS PER DILUTED SHARE:
     As reported                                       $    0.22      $    0.19
     Pro forma                                              0.21      $    0.18

7. COMMITMENTS AND CONTINGENCIES. The Company has had no significant changes in its outstanding litigation or other commitments and contingencies from that previously reported in Note 11 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The following provides an update of the Houston cases.

     HOUSTON CASES. In August 2000, KCSR and certain of its affiliates were added as defendants in lawsuits pending in Jefferson and Harris Counties, Texas. These lawsuits allege damage to approximately 3,000 plaintiffs as a result of an alleged toxic chemical release from a tank car in Houston, Texas on August 21, 1998. Litigation involving the shipper and the delivering carrier had been pending for some time, but KCSR, which handled the car during the course of its transport, had not previously been named a defendant. On June 28, 2001, KCSR reached a final settlement with the 1,664 plaintiffs in the lawsuit filed in Jefferson County, Texas. In 2002, KCSR settled with virtually all of the plaintiffs in the lawsuit filed in the 164th Judicial District Court of Harris County, Texas, for approximately $0.3 million. The remaining plaintiffs have indicated that they intend to retain new counsel, yet to date, KCS has not received any notice of new counsel entering the case.

8. NEW ACCOUNTING PRONOUNCEMENTS. In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 is effective for fiscal years beginning after June 15, 2002. Under SFAS 143, the fair value of a liability for an asset retirement obligation must be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. KCSR, along with other Class I railroads, depreciates track structure (rail, ties, and other track material) in accordance with regulations promulgated by the Surface Transportation Board ("STB"). These regulations require KCSR to depreciate track structure to a net salvage value (gross estimated salvage value less estimated costs to remove the track structure at the end of its useful life). For certain track structure such as ties, with little or no gross salvage value, this practice ultimately results in depreciating an asset below zero, and thus, in effect, results in a liability. Under the requirements of SFAS 143, in the absence of a legal obligation to remove the track structure, such accounting practice is prohibited. The Company adopted the provisions of SFAS 143 in the first quarter of 2003, and, as a result, reviewed its depreciation of track structures to determine instances where the depreciation of removal costs has resulted or would be expected (based on the current depreciation rate) to result in the depreciation of an asset below zero when considering net salvage value. As a result of this review, the Company has estimated the excess depreciation recorded on such assets and has recorded this amount as a reduction in accumulated depreciation of $14.5 million and as a cumulative effect of an accounting change of $8.9 million (net of taxes of $5.6 million) as required by SFAS 143 in the first quarter of 2003. Additionally, depreciation rates applied to certain track structure elements that were previously yielding a negative salvage value have been modified to comply with the provisions of SFAS 143. For the three months ended March 31, 2003, this resulted in a reduction in depreciation expense of approximately $0.3 million. Management currently estimates the net effect of the adoption of SFAS 143 on full year depreciation expense to be approximately $1.4 million.

     A summary of the pro forma net income and earnings per share had SFAS 143 been applied retroactively is as follows:
                                               Three Months Ended March 31,
                                           -------------------------------------
                                                 2003                2002
                                           ------------------ ------------------
     NET INCOME (IN MILLIONS)
     As reported                                 $      13.6         $      11.7
     Pro forma                                   $       4.7         $      11.9

     EARNINGS PER BASIC SHARE:
     As reported                                 $      0.22         $      0.20
     Pro forma                                   $      0.08         $      0.20

     EARNINGS PER DILUTED SHARE:
     As reported                                 $      0.22         $      0.19
     Pro forma                                   $      0.08         $      0.19

     In December 2002, the FASB issued Statement No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS 148"). SFAS 148 provides two additional transition methods for entities that adopt the method of accounting for stock-based compensation as defined in SFAS 123. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosures in interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method on results of operations. The Company is currently evaluating the provisions of this new accounting pronouncement and does not expect this pronouncement, if adopted, to have a material impact on its consolidated results of operations, financial position, or cash flows. See note 6 for interim disclosures required under SFAS 148.

9. CONDENSED CONSOLIDATING FINANCIAL INFORMATION. In September 2000, KCSR issued $200 million of 9 1/2% senior notes due 2008. In addition, in June 2002, KCSR issued $200 million of 7 1/2% senior notes due 2009. Both of these note issues are unsecured obligations of KCSR, however, they are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by KCS and certain of the subsidiaries (all of which are wholly-owned) within the KCS consolidated group. For each of these note issues, KCS registered exchange notes with the SEC that have substantially identical terms and associated guarantees and all of the initial senior notes for each issue have been exchanged for $200 million of registered exchange notes for each respective note issue.

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

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

                                              Three months ended March 31, 2003 (dollars in millions)
                                  ----------------------------------------------------------------------------------
                                                                              Non-
                                               Subsidiary    Guarantor     Guarantor    Consolidating  Consolidated
                                   Parent        Issuer     Subsidiaries  Subsidiaries   Adjustments       KCS
                                  ----------- ------------- ------------- ------------- -------------- -------------
Revenues                           $       -    $    138.7     $     4.8     $     6.9    $     (10.2)   $    140.2
Costs and expenses                       2.3         129.5           4.7           7.1          (10.2)        133.4
                                  ----------- ------------- ------------- ------------- -------------- -------------
     Operating income (loss)            (2.3)          9.2           0.1          (0.2)             -           6.8

Equity in net earnings (losses)
 of unconsolidated affiliates and
 subsidiaries                            6.3           7.0             -           6.9          (13.2)          7.0
Interest expense                        (0.2)        (11.2)         (0.1)            -              -         (11.5)
Other income                             0.1           1.0             -           0.2              -           1.3
                                  ----------- ------------- ------------- ------------- -------------- -------------
     Income (loss) before
      income taxes and cumulative
      effect of accounting change        3.9           6.0             -           6.9          (13.2)          3.6
Income tax provision (benefit)          (0.8)         (0.3)            -             -              -          (1.1)
                                  ----------- ------------- ------------- ------------- -------------- -------------
Income (loss) before cumulative
  effect of accounting change            4.7           6.3             -           6.9          (13.2)          4.7
Cumulative effect of accounting
  change, net of income taxes            8.9           8.9             -             -           (8.9)          8.9
                                  ----------- ------------- ------------- ------------- -------------- -------------
Net income (loss)                   $   13.6    $     15.2     $       -     $     6.9    $     (22.1)   $     13.6
                                  =========== ============= ============= ============= ============== =============

                                              Three months ended March 31, 2002 (dollars in millions)
                                  ----------------------------------------------------------------------------------
                                                                              Non-
                                               Subsidiary    Guarantor     Guarantor    Consolidating  Consolidated
                                   Parent        Issuer     Subsidiaries  Subsidiaries   Adjustments       KCS
                                  ----------- ------------- ------------- ------------- -------------- -------------
Revenues                           $       -    $    142.4     $     3.9     $     3.7    $      (6.1)   $    143.9
Costs and expenses                       2.2         125.3           5.4           3.7           (6.1)        130.5
                                  ----------- ------------- ------------- ------------- -------------- -------------
     Operating income (loss)            (2.2)         17.1          (1.5)            -              -          13.4

Equity in net earnings (losses)
 of unconsolidated affiliates and
 Subsidiaries                            8.9           4.7             -           4.9          (13.6)          4.9
Gain on Sale of Mexrail                  4.4           4.4             -             -           (4.4)          4.4
Interest expense                        (0.3)        (10.8)         (0.2)         (0.1)           0.1         (11.3)
Other income                             0.1           4.3           0.1             -           (0.1)          4.4
                                  ----------- ------------- ------------- ------------- -------------- -------------
     Income (loss) before
       income taxes                     10.9          19.7          (1.6)          4.8          (18.0)         15.8
Income tax provision (benefit)          (0.8)          5.5          (0.6)            -              -           4.1
                                  ----------- ------------- ------------- ------------- -------------- -------------
Net income                          $   11.7    $     14.2      $   (1.0)    $     4.8    $     (18.0)   $     11.7
                                  =========== ============= ============= ============= ============== =============

CONDENSED CONSOLIDATING BALANCE SHEETS


                                                   As of March 31, 2003 (dollars in millions)
                               ------------------------------------------------------------------------------------
                                                                             Non-
                                              Subsidiary    Guarantor     Guarantor    Consolidating  Consolidated
                                  Parent        Issuer     Subsidiaries  Subsidiaries   Adjustments       KCS
                               ------------- ------------- ------------- ------------- -------------- -------------
ASSETS
   Current assets                $     64.8    $    247.7    $     15.6     $     1.9    $    (101.9)   $    228.1
   Investments                        784.4         419.2             -         463.8       (1,237.1)        430.3
   Properties, net                      0.2        1335.6           4.0             -              -       1,339.8
   Goodwill and other assets            2.9          28.9           1.5           5.8           (9.8)         29.3
                               ------------- ------------- ------------- ------------- -------------- -------------

     Total assets                $    852.3    $  2,031.4    $     21.1     $   471.5    $  (1,348.8)   $  2,027.5
                               ============= ============= ============= ============= ============== =============

LIABILITIES AND EQUITY
   Current liabilities           $      3.2    $    251.8    $      6.9     $    26.5    $    (100.9)   $    187.5
   Long-term debt                       1.2         568.7           1.8             -              -         571.7
   Payable to affiliates               37.0             -           0.5             -          (37.5)            -
   Deferred income taxes                7.8         392.1           0.3           2.5           (9.8)        392.9
   Other liabilities                   31.5          43.6           4.1          25.5           (1.0)        103.7
   Stockholders' equity               771.6         775.2           7.5         417.0       (1,199.6)        771.7
                               ------------- ------------- ------------- ------------- -------------- -------------
     Total liabilities and
     equity                      $    852.3    $  2,031.4     $    21.1     $   471.5    $  (1,348.8)   $  2,027.5
                               ============= ============= ============= ============= ============== =============




                                                  As of December 31, 2002 (dollars in millions)
                               ------------------------------------------------------------------------------------
                                                                             Non-
                                              Subsidiary    Guarantor     Guarantor    Consolidating  Consolidated
                                  Parent        Issuer     Subsidiaries  Subsidiaries   Adjustments       KCS
                               ------------- ------------- ------------- ------------- -------------- -------------
ASSETS
   Current assets                $     43.3    $    234.7    $     17.6     $    13.0    $     (92.4)   $    216.2
   Investments                        769.1         412.1             -         432.5       (1,190.6)        423.1
   Properties, net                      0.2       1,333.2           3.9           0.1              -       1,337.4
   Goodwill and other assets            1.6          30.5           1.7           8.1           (9.8)         32.1
                               ------------- ------------- ------------- ------------- -------------- -------------

     Total assets                $    814.2    $  2,010.5    $     23.2     $   453.7    $  (1,292.8)   $  2,008.8
                               ============= ============= ============= ============= ============== =============

LIABILITIES AND EQUITY
   Current liabilities           $      7.2    $    245.3    $      9.1     $    16.2    $     (91.5)   $    186.3
   Long-term debt                       1.2         569.6           1.8             -              -         572.6
   Payable to affiliates               12.8             -           0.6             -          (13.4)            -
   Deferred income taxes                8.6         391.1           0.3           2.6           (9.8)        392.8
   Other liabilities                   31.5          44.7           4.0          25.1           (1.1)        104.2
   Stockholders' equity               752.9         759.8           7.4         409.8       (1,177.0)        752.9
                               ------------- ------------- ------------- ------------- -------------- -------------
     Total liabilities and
     equity                      $    814.2    $  2,010.5    $     23.2     $   453.7    $  (1,292.8)   $  2,008.8
                               ============= ============= ============= ============= ============== =============


CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                          Three months ended March 31, 2003 (dollars in millions)
                                ------------------------------------------------------------------------------------
                                                                              Non-
                                               Subsidiary    Guarantor     Guarantor    Consolidating  Consolidated
                                   Parent        Issuer     Subsidiaries  Subsidiaries   Adjustments       KCS
                                ------------- ------------- ------------- ------------- -------------- -------------
Net cash flows provided by (used
for) operating activities:        $    (21.0)   $     50.3    $     (1.5)   $     21.4    $      (0.7)   $     48.5
                                ------------- ------------- ------------- ------------- -------------- -------------
Investing activities:
   Property acquisitions                   -         (12.0)         (0.1)            -              -         (12.1)
   Proceeds from disposal of
     property                              -           7.5             -             -              -           7.5
   Investments in and loans to
    affiliates                             -             -             -         (24.2)          24.2             -
   Proceeds from sale of
    investments                            -             -             -             -              -             -
   Other, net                           (2.3)          0.1           0.1           2.4            0.7           1.0
                                ------------- ------------- ------------- ------------- -------------- -------------
     Net                                (2.3)         (4.4)            -         (21.8)          24.9          (3.6)
                                ------------- ------------- ------------- ------------- -------------- -------------
Financing activities:
   Proceeds from issuance of
     long-term debt                        -             -             -             -              -             -
   Repayment of long-term debt             -          (0.8)            -             -              -          (0.8)
   Proceeds from loans from
    affiliates                          24.2             -             -             -          (24.2)            -
   Repayment of loans from
    affiliates                             -             -             -             -              -             -
   Proceeds from stock plans             1.6             -             -             -              -           1.6
   Cash dividends paid                  (0.1)            -             -             -              -          (0.1)
   Other, net                           (1.5)          0.4           0.1           0.4              -          (0.6)
                                ------------- ------------- ------------- ------------- -------------- -------------
     Net                                24.2          (0.4)          0.1           0.4          (24.2)          0.1
                                ------------- ------------- ------------- ------------- -------------- -------------
Cash and cash equivalents:
   Net increase (decrease)               0.9          45.5          (1.4)            -              -          45.0
   At beginning of period              (10.8)         17.4          11.8           0.6              -          19.0
                                ------------- ------------- ------------- ------------- -------------- -------------
   At end of period               $     (9.9)   $     62.9    $     10.4     $     0.6      $       -    $     64.0
                                ============= ============= ============= ============= ============== =============

                                              Three months ended March 31, 2002 (dollars in millions)
                                ------------------------------------------------------------------------------------
                                                                              Non-
                                               Subsidiary    Guarantor     Guarantor    Consolidating  Consolidated
                                   Parent        Issuer     Subsidiaries  Subsidiaries   Adjustments       KCS
                                ------------- ------------- ------------- ------------- -------------- -------------
Net cash flows provided by (used
for) operating activities:         $   (10.5)   $     39.3     $    (0.9)    $     8.2     $      0.1    $     36.2
                                ------------- ------------- ------------- ------------- -------------- -------------
Investing activities:
   Property acquisitions                   -         (17.3)         (0.1)            -              -         (17.4)
   Proceeds from disposal of
     property                              -           9.3             -             -              -           9.3
   Investments in and loans to
    affiliates                             -             -             -          (9.1)           7.3          (1.8)
   Proceeds from sale of
    investments                            -          31.4             -             -              -          31.4
   Other, net                           (0.1)          0.8           0.7             -           (0.1)          1.3
                                ------------- ------------- ------------- ------------- -------------- -------------
     Net                                (0.1)         24.2           0.6          (9.1)           7.2          22.8
                                ------------- ------------- ------------- ------------- -------------- -------------
Financing activities:
   Proceeds from issuance of
     long-term debt                        -             -             -             -              -             -
   Repayment of long-term debt             -         (30.4)            -          (0.1)             -         (30.5)
   Proceeds from loans from
    affiliates                           7.3             -             -             -           (7.3)            -
   Proceeds from stock plans             2.1             -             -             -              -           2.1
   Cash dividends paid                  (0.1)            -             -             -              -          (0.1)
   Other, net                            0.4             -           0.1           1.1              -           1.6
                                ------------- ------------- ------------- ------------- -------------- -------------
     Net                                 9.7         (30.4)          0.1           1.0           (7.3)        (26.9)
                                ------------- ------------- ------------- ------------- -------------- -------------
Cash and cash equivalents:
   Net increase (decrease)              (0.9)         33.1          (0.2)          0.1              -          32.1
   At beginning of period                1.3          23.2             -           0.2              -          24.7
                                ------------- ------------- ------------- ------------- -------------- -------------
   At end of period                $     0.4    $     56.3    $     (0.2)    $     0.3      $       -    $     56.8
                                ============= ============= ============= ============= ============== =============

10.  SUBSEQUENT EVENTS.

     KCS AND TMM AGREE TO PLACE TFM, THE TEXAS MEXICAN RAILWAY COMPANY AND THE KANSAS CITY SOUTHERN RAILWAY COMPANY UNDER COMMON CONTROL. On April 21, 2003, the Company and Grupo TMM, S.A. ("Grupo TMM") announced a series of agreements that have been approved by their respective boards of directors, that will, following shareholder and regulatory approval, place KCSR, Tex-Mex, and TFM, under the common control of a single transportation holding company, NAFTA Rail, to be headquartered in Kansas City, Missouri. As part of the transaction, subject to shareholder approval, KCS will change its name to NAFTA Rail.

     The common control of KCSR and Tex-Mex under NAFTA Rail requires approval of the STB in the United States. Additionally, the acquisition of Grupo TFM shares by NAFTA Rail requires the approval of the Antitrust Commission and the Foreign Investment Commission in Mexico. Upon consummation of the transactions contemplated by the series of agreements referred to above, Mr. Michael R. Haverty, Chairman, President and Chief Executive Officer of KCS, will serve as Chairman, President, and Chief Executive Officer of NAFTA Rail. Mr. Jose Serrano, Chairman of the Board and Chief Executive Officer of Grupo TMM, will serve as Vice Chairman of NAFTA Rail and Chairman of TFM. Also joining the NAFTA Rail board of directors will be Mr. Javier Segovia, President of Grupo TMM. The remainder of the 10-person board will be made up of existing KCS directors. Mr. Mario Mohar will remain as General Director of TFM.

     Upon the terms and subject to the conditions of the agreement to acquire Grupo TFM, TMM Multimodal, S.A. de C.V., a subsidiary of Grupo TMM, will receive 18 million shares of Class A Common Stock of the Company, representing, at the time of the agreement, approximately 22 percent (20% voting, 2% subject to voting restrictions) of the Company, $200 million in cash (with the option to pay up to $80 million of the $200 million cash component due at close to Grupo TMM with up to 6.4 million additional shares of Company stock) and a potential incentive payment of between $100 million and $180 million based on the resolution of certain future contingencies. Grupo TFM owns 80 percent of the common stock of TFM and all the shares entitled to full voting rights. The Mexican Government owns the remaining 20% of TFM.

     Upon the terms and subject to the conditions of the agreement to acquire Tex-Mex, on May 9, 2003, the Company acquired from TFM 51% of the outstanding stock of Mexrail, Inc. ("Mexrail"), a wholly-owned subsidiary of TFM, for $32.7 million. Tex-Mex is a wholly-owned subsidiary of Mexrail. In addition, the Company has an exclusive option until December 31, 2005 to purchase the remaining outstanding shares of Mexrail as of the date of the exercise of the option. The Company has deposited the initial purchased shares of Mexrail into an irrevocable voting trust pending obtaining approval by the STB of KCS's request to acquire control of Tex-Mex. TFM has a right to repurchase all of the Mexrail stock acquired by the Company at any time for the purchase price paid by the Company, subject to any STB orders or directions. Upon any such repurchase, the agreement automatically terminates. If not exercised within two years of the date of the agreement, TFM's repurchase right expires. KCSR will remain headquartered in Kansas City, Missouri; Tex-Mex in Laredo, Texas; and TFM in Mexico City.

     KANSAS CITY SOUTHERN RECEIVES APPROVAL OF AMENDMENT OF CREDIT AGREEMENT. On April 3, 2003, the Company received approval of the Company's request for an amendment to certain provisions under its Amended and Restated Credit Agreement from more than 96 percent of the lenders under the agreement. As discussed in the Company's 2002 Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange
     Commission, Grupo TMM and KCS, or either Grupo TMM or KCS, could be required to purchase the Mexican government's interest in TFM after October 31, 2003. The Company requested an amendment to its Amended and Restated Credit Agreement dated June 12, 2002, in order to provide flexibility in structuring the funding for this transaction. On April 28, the Company entered into a second amendment to its Amended and Restated Credit Agreement under which 93 percent of the lenders specifically approved the Company's investment in further equity interests of Grupo TFM, in equity interests representing 51% of Mexrail's issued and outstanding capital stock and the use of the Company's cash to acquire Mexrail, in connection with the proposed transactions to place KCSR, Tex-Mex and TFM under common control.

     KCS SELLS SHARES OF REDEEMABLE CUMULATIVE CONVERTIBLE PERPETUAL PREFERRED STOCK. On May 5, 2003, the Company completed the sale of $200 million of Redeemable Cumulative Convertible Perpetual Preferred Stock with a liquidation preference of $500 per share in a private offering. The convertible preferred stock offering was made only by means of an offering memorandum pursuant to Rule 144A. Dividends on the convertible preferred stock will be cumulative and will be payable quarterly at an annual rate of 4.25% of the liquidation preference, when, as and if declared by the Company's board of directors. Accumulated unpaid dividends will cumulate dividends at the same rate as dividends cumulate on the convertible preferred stock. Each share of the convertible preferred stock will be convertible, under certain conditions, and subject to adjustment under certain conditions, into 33.4728 shares of the Company's common stock. On or after May 20, 2008, the Company will have the option to redeem any or all of the preferred stock, subject to certain conditions. Under certain circumstances, at the option of the holders of the preferred stock, the Company may be required to purchase shares of the convertible preferred stock from the holders.

     The net proceeds from the offering of the convertible preferred stock are expected to be used to pay a portion of the purchase price for the proposed acquisition of a controlling interest of Grupo TFM. The preferred stock, and the common stock to be issued on the conversion of the preferred stock, have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.


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

     GENERAL
     KCS,  a  Delaware   corporation,   is  a  holding  company  with  principal
     subsidiaries and affiliates including the following:

     o The Kansas City Southern Railway Company ("KCSR"), a wholly-owned subsidiary;
     o Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. ("Grupo TFM"), a 46.6% owned unconsolidated affiliate, which owns 80% of the common stock of TFM, S.A. de C.V. ("TFM"). TFM wholly-owns Mexrail, Inc. ("Mexrail"). Mexrail owns 100% of The Texas-Mexican Railway Company ("Tex-Mex");
     o Southern Capital Corporation, LLC ("Southern Capital"), a 50% owned unconsolidated affiliate that leases locomotive and rail equipment to KCSR;
     o Panama Canal Railway Company ("PCRC"), an unconsolidated affiliate of which KCSR owns 50% of the common stock. PCRC owns all of the common stock of Panarail Tourism Company ("Panarail").

     KCS, as the holding company, supplies its various subsidiaries with managerial, legal, tax, financial and accounting services, in addition to managing other "non-operating" investments.

     RECENT DEVELOPMENTS

     KCS AND TMM ANNOUNCE AGREEMENTS PLACING TFM, THE TEXAS MEXICAN RAILWAY COMPANY AND THE KANSAS CITY SOUTHERN RAILWAY COMPANY UNDER COMMON CONTROL. On April 21, 2003, the Company and Grupo TMM, S.A. ("Grupo TMM") announced a series of agreements that have been approved by their respective boards of directors, that will, following shareholder and regulatory approval, place KCSR, Tex-Mex, and TFM, under the common control of a single transportation holding company, NAFTA Rail, to be headquartered in Kansas City, Missouri. As part of the transaction, subject to shareholder approval, KCS will change its name to NAFTA Rail.

     The common control of KCSR and Tex-Mex under NAFTA Rail requires approval of the STB in the United States. Additionally, the acquisition of Grupo TFM shares by NAFTA Rail requires the approval of the Antitrust Commission and the Foreign Investment Commission in Mexico. Upon consummation of the transactions contemplated by the series of agreements referred to above, Mr. Michael R. Haverty, Chairman, President and Chief Executive Officer of KCS, will serve as Chairman, President, and Chief Executive Officer of NAFTA Rail. Mr. Jose Serrano, Chairman of the Board and Chief Executive Officer of Grupo TMM, will serve as Vice Chairman of NAFTA Rail and Chairman of TFM. Also joining the NAFTA Rail board of directors will be Mr. Javier Segovia, President of Grupo TMM. The remainder of the 10-person board will be made up of existing KCS directors. Mr. Mario Mohar will remain as General Director of TFM.

     Upon the terms and subject to the conditions of the agreement to acquire Grupo TFM, TMM Multimodal, S.A. de C.V., a subsidiary of Grupo TMM, will receive 18 million shares of Class A Common Stock of the Company, representing, at the time of the agreement, approximately 22 percent (20% voting, 2% subject to voting restrictions) of the Company, $200 million in cash (with the option to pay up to $80 million of the $200 million cash component due at close to Grupo TMM with up to 6.4 million additional shares of Company stock) and a potential incentive payment of between $100 million and $180 million based on the resolution of certain future contingencies. Grupo TFM owns 80 percent of the common stock of TFM and all the shares entitled to full voting rights. The Mexican Government owns the remaining 20% of TFM.

     Upon the terms and subject to the conditions of the agreement to acquire Tex-Mex, on May 9, 2003, the Company acquired from TFM 51% of the outstanding stock of Mexrail, Inc. ("Mexrail"), a wholly-owned subsidiary of TFM, for $32.7 million. Tex-Mex is a wholly-owned subsidiary of Mexrail. In addition, the Company has an exclusive option until December 31, 2005 to purchase the remaining outstanding shares of Mexrail as of the date of the exercise of the option. The Company deposited the initial purchased shares of Mexrail into an irrevocable voting trust pending obtaining approval by the STB of KCS's request to acquire control of Tex-Mex. TFM has a right to repurchase all of the Mexrail stock acquired by the Company at any time for the purchase price paid by the Company, subject to any STB orders or directions. Upon any such repurchase, the agreement automatically terminates. If not exercised within two years of the date of the agreement, TFM's repurchase right expires. KCSR will remain headquartered in Kansas City, Missouri; Tex-Mex in Laredo, Texas; and TFM in Mexico City.

     THOMAS A. MCDONNELL NAMED TO BOARD OF DIRECTORS. On March 19, 2003, the Company announced that Thomas A. McDonnell, President and Chief Executive Officer of DST Systems, Inc. had been named to its board of directors. Mr. McDonnell began his career with Kansas City Southern Railway in 1968. In 1969, he moved to DST Systems, Inc. From 1983 to October 1995, he served as a director of Kansas City Southern Industries, Inc. (now KCS). From December 1989 through October 1995, he served as a director of The Kansas City Southern Railway Company. From September 1983 through October 1995, he served as executive vice president of Kansas City Southern Industries, Inc. (now KCS).

     KANSAS CITY SOUTHERN RECEIVES APPROVAL OF AMENDMENT OF CREDIT AGREEMENT. On April 3, 2003 the Company received approval of the Company's request for an amendment to certain provisions under its Amended and Restated Credit Agreement from more than 96 percent of the lenders under the agreement. As discussed in the Company's 2002 Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange
     Commission, Grupo TMM and KCS, or either Grupo TMM or KCS, could be required to purchase the Mexican government's interest in TFM after October 31, 2003. The Company requested an amendment to its Amended and Restated Credit Agreement dated June 12, 2002, in order to provide flexibility in structuring the funding for this transaction. On April 28, the Company entered into a second amendment to its Amended and Restated Credit Agreement under which 93 percent of the lenders specifically approved the Company's investment in further equity interests of Grupo TFM, in equity interests representing 51% of Mexrail's issued and outstanding capital stock and the use of the Company's cash to acquire Mexrail, in connection with the proposed transactions to place KCSR, Tex-Mex and TFM under common control.

     KCS SELLS SHARES OF REDEEMABLE CUMULATIVE CONVERTIBLE PERPETUAL PREFERRED STOCK. On May 5, 2003, the Company completed the sale of $200 million of Redeemable Cumulative Convertible Perpetual Preferred Stock with a liquidation preference of $500 per share in a private offering. The convertible preferred stock offering was made only by means of an offering memorandum pursuant to Rule 144A. Dividends on the convertible preferred stock will be cumulative and will be payable quarterly at an annual rate of 4.25% of the liquidation preference, when, as and if declared by the Company's board of directors. Accumulated unpaid dividends will cumulate dividends at the same rate as dividends cumulate on the convertible preferred stock. Each share of the convertible preferred stock will be convertible, under certain conditions, and subject to adjustment under certain conditions, into 33.4728 shares of the Company's common stock. On or after May 20, 2008, the Company will have the option to redeem any or all of the preferred stock, subject to certain conditions. Under certain circumstances, at the option of the holders of the preferred stock, the Company may be required to purchase shares of the convertible preferred stock from the holders.

     The net proceeds from the offering of the convertible preferred stock are expected to be used to pay a portion of the purchase price for the proposed acquisition of a controlling interest of Grupo TFM. The preferred stock, and the common stock to be issued on the conversion of the preferred stock, have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.


     RESULTS OF OPERATIONS

     The following table summarizes the income statement components of the Company for the three months ended March 31, 2003 and 2002 respectively, for use in the analysis below. Certain prior period amounts have been reclassified to conform to the current period presentation (IN MILLIONS):

                                                              Three Months
                                                            Ended March 31,
                                                     ---------------------------
                                                           2003          2002
                                                     ------------- -------------

     Revenues                                          $    140.2    $    143.9
     Costs and expenses                                     133.4         130.5
                                                     ------------- -------------
     Operating income                                         6.8          13.4
     Equity in net earnings (losses) of
      unconsolidated                                          7.0           4.9
     affiliates
     Gain on sale of Mexrail, Inc.                              -           4.4
     Interest expense                                       (11.5)        (11.3)
     Other income                                             1.3           4.4
                                                     ------------- -------------
     Income before income taxes and
     cumulative effect of accounting change                   3.6          15.8
     Income tax provision (benefit)                          (1.1)          4.1
                                                     ------------- -------------
     Income before cumulative effect of accounting
      change                                                  4.7          11.7
     Cumulative effect of accounting change, net
       of income taxes                                        8.9             -

                                                     ------------- -------------
     Net income                                        $     13.6    $     11.7
                                                     ============= =============

The following table summarizes consolidated KCS revenues, including the revenues and carload statistics of KCSR, for the three months ended March 31, 2003 and 2002, respectively. Certain prior period amounts have been reclassified to reflect changes in the business groups and to conform to the current period presentation.

                                                                               Carloads and
                                              Revenues                       Intermodal Units
                                   -------------------------------    -------------------------------
                                           (IN MILLIONS)                      (IN THOUSANDS)
                                            Three months                       Three months
                                           ended March 31,                    ended March 31,
                                   -------------------------------    -------------------------------
                                       2003             2002              2003             2002
                                   --------------  ---------------    --------------   --------------
General commodities:
   Chemical and petroleum              $    31.2        $    31.9              36.0             35.9
   Paper and forest                         33.9             32.0              44.8             43.8
   Agricultural and mineral                 25.1             25.2              33.5             33.0
                                   --------------  ---------------    --------------   --------------
Total general commodities                   90.2             89.1             114.3            112.7
   Intermodal and automotive                13.5             15.0              71.8             69.5
   Coal                                     24.3             28.8              47.1             58.5
                                   --------------  ---------------    --------------   --------------
Carload revenues and carload
   and intermodal units                    128.0            132.9             233.2            240.7
                                                                      ==============   ==============
Other rail-related revenues                 10.8              8.9
                                   --------------  ---------------
   Total KCSR revenues                     138.8            141.8
Other subsidiary revenues                    1.4              2.1
                                   --------------  ---------------
   Total consolidated revenues         $   140.2        $   143.9
                                   ==============  ===============

The following table summarizes KCS's consolidated costs and expenses for the three months ended March 31, 2003 and 2002, respectively. Certain prior period amounts have been reclassified to conform to the current year presentation.

                                                      Three Months
                                                    Ended March 31,
                                             -------------------------------
                                                  2003            2002
                                             --------------- ---------------
Compensation and benefits                        $     50.5      $     49.4
Depreciation and amortization                          15.9            14.9
Purchased services                                     15.1            14.0
Operating leases                                       14.3            13.5
Fuel                                                   12.8             9.5
Casualties and insurance                                8.1             7.9
Car hire                                                2.2             5.2
Other                                                  14.5            16.1
                                             --------------- ---------------
   Total consolidated costs and expenses         $    133.4      $    130.5
                                             =============== ===============

NET INCOME. Net income for the three months ended March 31, 2003 was $13.6 million (22(cent) per diluted share) compared to $11.7 million (19(cent) per diluted share) for the three months ended March 31, 2002. This $1.9 million quarter to quarter increase in net income was primarily the result of the cumulative effect of a change in accounting principle of $8.9 million, (net of income taxes of $5.6 million), a $5.2 million quarter to quarter decrease in income taxes and a $2.1 million quarter to quarter increase in equity in earnings from Grupo TFM. These factors, which led to an increase in net income were partially offset by a $3.7 million decrease in consolidated revenues, a $3.1 million decline in other income, a $2.9 million increase in consolidated operating expenses, and a $0.2 million increase in interest expense. The quarter to quarter increase in net income was also partially reduced by the effect of the $4.4 million gain on the sale of Mexrail to TFM in the first quarter of 2002.

REVENUES. Consolidated revenues for the three months ended March 31, 2003 declined $3.7 million to $140.2 compared to $143.9 for the three months ended March 31, 2002. For the quarter ended March 31, 2003, KCSR experienced revenue declines in coal, plastic products, and automotive products. These declines were primarily driven by the continued effects of the slow economy, the loss of certain customers, continued declines in production in certain business segments as well as the effects of the war in Iraq. KCSR did, however, experience increases in revenues for the paper and forest products commodity group as well as intermodal traffic primarily as a result of higher carloadings and intermodal units as well as certain targeted price improvements. The following discussion provides an analysis of KCSR revenues by commodity group for the quarter ended March 31, 2003.

       CHEMICAL AND PETROLEUM PRODUCTS. Revenues for the three months ended March 31, 2003 decreased $0.7 million (2.3%) compared to the three months ended March 31, 2002. Higher revenues for industrial gases and inorganic products were offset by declines in revenues for plastics products while revenues for organic products remained relatively flat. Increases in revenues for industrial gases were driven by increases in manufacturing production, as well as plant expansions while increases in revenues from inorganic products also resulted from increases in production. Agri-chemical products revenues were adversely affected by reduced production. Revenues from petroleum products were relatively flat as increases in certain commodity carloadings were offset by the relatively lower revenues per carload associated with these commodities. Additionally, revenues from petroleum products continue to be affected by the slow economy, as well as continued high prices associated with petroleum products and the related effects upon demand and production. Chemical and petroleum products revenue accounted for 24.4% and 24.0% of carload revenues for the three months ended March 31, 2003 and 2002, respectively.

       PAPER AND FOREST PRODUCTS. Revenues for paper and forest products for the three months ended March 31, 2003 increased $1.9 million (6.1%) compared to the three months ended March 31, 2002. Increases in revenues from pulp and paper products and lumber and plywood products were partially reduced by declines in pulpwood, logs, chips, military and other carload revenue. Pulp and paper products revenue increased primarily as a result of strong demand from paper mills served by KCSR in spite of continued weakness in the U.S. economy. Lumber and plywood products revenue continued to increase as a result of continued strength in the housing and homebuilding industry. Decreases in pulpwood, logs and chips product revenue resulted from declines in production, while military and other carload revenues were adversely affected by the war in Iraq as certain military training exercises, for which KCSR handles equipment transportation, were cancelled due to the associated military buildup and deployment of troops to the Middle East. Paper and forest products revenue accounted for 26.5% and 24.1% of carload revenues for the three months ended March 31, 2003 and 2002, respectively.

       AGRICULTURAL AND MINERAL PRODUCTS.Revenues for agricultural and mineral products for the three months ended March 31, 2003 of $25.1 million were relatively unchanged compared to $25.2 million for the three months ended March 31, 2002. Increases in revenues for export grain and ores and mineral products were primarily offset by decreases in revenues for domestic grain, food products and for stone, clay and glass products. Revenues from export grain increased as a result of increased shipments of grain to Mexico. Revenue increases for ores and mineral products resulted from increased demand from producers. Decreases in domestic grain products were the result of continued general declines in poultry production, which has decreased demand for grain shipments to the Company's poultry producing customers. Revenue for food products declined slightly as a result of reduced production by poultry producers. Agricultural and mineral products revenue accounted for 19.6% and 19.0% of carload revenues for the three months ended March 31, 2003 and 2002, respectively.

       INTERMODAL AND AUTOMOTIVE. Intermodal and automotive revenues declined $1.5 million (9.7%) for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. Automotive revenues declined $2.3 million (66%) as the impact of the loss of certain Ford and General Motors traffic in the second quarter of 2002 was fully realized in the first quarter of 2003. This loss was partially mitigated by the effect of revenues associated with parts traffic obtained during the three months ended March 31, 2003. Intermodal revenues increased $0.9 million for the three months ended March 31, 2003 as a result of increased traffic. Intermodal and automotive product revenue accounted for 10.6% and 11.3% of carload revenues for the three months ended March 31, 2003 and 2002, respectively.

       COAL. Coal revenues decreased $4.5 million (15.7%) for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. This decline in coal revenues was the result of the loss of a coal customer in April of 2002, as well as a 15.5% decline in net tons shipped due to lower customer demand. Additionally, coal revenues were impacted by scheduled cyclical maintenance outages at several of KCSR's electric utility customers, which, by comparison, were longer in duration than the maintenance outages during the first quarter of 2002. In addition, most of the utilities were building inventory stockpiles in the first quarter of 2002 but have been reducing these stockpiles inventory thus far in 2003. The impact of these declines in coal revenue was partially offset by higher per-carload revenues. Coal revenue accounted for 18.9% and 21.7% of carload revenues for the three months ended March 31, 2003 and 2002, respectively.

       OTHER. Other rail related revenues increased $1.9 million (21.4%) for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. This increase was primarily the result of an increase in demurrage revenue of $1.3 million, partially as a result of improved operating efficiencies obtained through the implementation of the Company's transportation operating platform, Management Control System ("MCS"), as well as smaller increases in haulage and other rail revenues.

COSTS AND EXPENSES. Consolidated costs and expenses for the three months ended March 31, 2003 increased $2.9 million (2.2%) compared to the three months ended March 31, 2002. This increase was the result of higher operating expenses at KCSR of approximately $5.7 million, partially offset by lower operating expenses at certain other subsidiaries of $2.8 million. Operating expenses for the first quarter were most significantly impacted by increases in fuel costs. See further discussion below for a more comprehensive discussion of operating expenses.

       COMPENSATION AND BENEFITS. Consolidated compensation and benefits expense increased $1.1 million to $50.5 million for the three months ended March 31, 2003 compared to $49.4 million for the three months ended March 31, 2002 primarily as a result of the implementation of an increase in certain union wages in the third quarter of 2002 as well as higher health insurance related costs.

       DEPRECIATION AND AMORTIZATION. Consolidated depreciation and amortization expense was $15.9 million for the three months ended March 31, 2003 compared to $14.9 million for the three months ended March 31, 2002. This $1.0 million increase was primarily the result of amortization of previously capitalized costs upon implementation of MCS during the third quarter of 2002.

       PURCHASED SERVICES. Consolidated purchased services expense for the three months ended March 31, 2003 was $15.1 million compared to $14.0 million for the three months ended March 31, 2002. This $1.1 million increase was a result of higher car and locomotive repairs performed by outside parties, as well as increased legal expenses related to the settlement of certain casualty claims in the first three months of 2003. Additionally, KCSR incurred additional lift fees related to increased intermodal traffic.

       OPERATING LEASES. For the three months ended March 31, 2003, consolidated operating lease expense was $14.3 million compared to $13.5 million for the three months ended March 31, 2002. This $0.8 million increase was primarily the result of additional lease expense associated with the lease for the Company's new corporate headquarters building. The Company began leasing this facility in the second quarter of 2002.

       FUEL. Consolidated fuel expense for the three months ended March 31, 2002 increased $3.3 million to $12.8 million compared to $9.5 million for the three months ended March 31, 2002. This quarter to quarter increase was the result of a 42% increase in the average price per gallon, partially mitigated by a 6% decrease in fuel consumption, as well as a $1.3 million fuel cost savings resulting from the Company's fuel hedging program. Fuel cost represented approximately 9.5% of operating costs and expenses for the three months ended March 31, 2003 compared to 7.3% of operating costs and expenses for the three months ended March 31, 2002.

       CASUALTIES AND INSURANCE. Consolidated casualties and insurance expense was relatively unchanged at $8.1 million for the three months ended March 31, 2003 compared to $7.9 million for the three months ended March 31, 2002.

       CAR HIRE. Consolidated car hire expense for the three months ended March 31, 2003 was $2.2 million compared to $5.2 million for the three months ended March 31, 2002. This $3.0 million decrease was the result of a reduction of freight cars from other railroads on the Company's rail line combined with an increase in the number of KCSR freight cars being used by other railroads due to improved fleet utilization resulting from MCS, which also reduced utilization lease payments.

       OTHER EXPENSE. Consolidated other expense for the three months ended March 31, 2003 was $14.5 million compared to $16.1 million for the three months ended March 31, 2002. This $1.6 million decline in other expense was primarily the result of lower costs of sales related to the Company's tie treating facility, as well as lower materials and supplies expense incurred by the Company's other subsidiaries.

       OPERATING INCOME AND KCS OPERATING RATIO. Consolidated operating income for the three months ended March 31, 2003 decreased $6.6 million to $6.8 million compared to $13.4 million for the same period in 2002. This decrease was the result of a $3.7 million decline in revenue combined with a $2.9 million increase in operating expenses. For the three months ended March 31, 2003, the consolidated operating ratio for KCS was 95.1% compared to 90.7% for the three months ended March 31, 2002.

INTEREST EXPENSE. Consolidated interest expense for the three months ended March 31, 2003 increased $0.2 million to $11.5 million compared to $11.3 million for the three months ended March 31, 2002. This increase in interest expense was the result of higher interest rates due to a shift to more fixed rate debt in June 2002, partially offset by the impact of lower debt balances. Consolidated debt balances declined $46.2 million from $627.9 million at March 31, 2002 to $581.7 million at March 31, 2003.

OTHER INCOME. The Company's other income for the three months ended March 31, 2003 was $1.3 million compared to $4.4 million for the three months ended March 31, 2002. This $3.1 million decrease was primarily the result of the impact of gains of $3.3 million recorded on the sale of non-operating property during the first quarter of 2002. During the three months ended March 31, 2003, there were no significant gains on the sale of non-operating property.

INCOME TAX EXPENSE. The consolidated income tax benefit for the three months ended March 31, 2003 was $1.1 million compared to a consolidated income tax expense of $4.1 million for the same period in 2002. This decrease in income tax expense was primarily the result of reduced domestic operating income, higher interest costs as well as the income tax effect of a one-time gain on the sale of Mexrail recorded in the first quarter of 2002.

EQUITY IN NET EARNINGS (LOSSES) OF UNCONSOLIDATED AFFILIATES. The Company recorded equity in earnings of unconsolidated affiliates of $7.0 million compared to $4.9 million for the same period in 2002. This quarter to quarter increase was the result of a $2.1 million increase in equity in net earnings from Grupo TFM. Included within this increase is the impact of the Company's increased ownership of Grupo TFM to 46.6% from 36.9%, which the Company obtained indirectly through the purchase by TFM of the Mexican government's former 24.6% of Grupo TFM in July 2002. For the three months ended March 31, 2003, Grupo TFM's revenues declined approximately 1% while operating expenses increased approximately 1% compared to the same period in 2002. Results for the first quarter of 2003 for Grupo TFM include a $23.0 million deferred income tax benefit (calculated under accounting principles generally accepted in the United States of America - "U.S. GAAP") compared to a deferred income tax benefit of $5.3 million in the first quarter of 2002. This variance was the result of fluctuations in the peso exchange rate and tax benefits derived from the impact of inflation in Mexico. The Company reports its equity in Grupo TFM under U.S. GAAP while Grupo TFM reports under International Accounting Standards ("IAS").

CUMULATIVE EFFECT OF ACCOUNTING CHANGE. The Company adopted the provisions of SFAS 143 effective January 1, 2003. As a result, the Company changed its method of accounting for removal costs of certain track structure assets and recorded a one time benefit of $8.9 million (net of income taxes of $5.6 million) for the first quarter of 2003. This change is reported as a cumulative effect of an accounting change in the accompanying consolidated financial statements.


TRENDS AND OUTLOOK

While certain commodity segments experienced revenue growth during the first quarter of 2003, overall revenues continued to be adversely affected by the slow economy. Additionally, for the first quarter of 2003, the Company's operating costs increased primarily as a result of higher fuel costs. As a result of the continuing sluggish economy coupled with higher fuel and certain other operating costs, the Company's domestic operating income for the first quarter of 2003 decreased $6.6 million compared to the first quarter of 2002. Fuel expense increased as a result of a 42% rise in the average price per gallon due to market conditions, partially offset by a 6% reduction in fuel usage. The impact of higher fuel costs on operating expenses was partially offset by lower car hire costs due to a reduction of third party freight cars on the Company's rail line, coupled with improvements in fleet utilization. Additionally, for the first quarter of 2003, net income was favorably affected by a one-time benefit of $8.9 million (net of income taxes of $5.6 million), related to the cumulative effect resulting from a required change in the method of accounting for removal costs of certain railroad track structures. These factors contributed to the Company's first quarter 2003 diluted earnings per share, which increased 16% to 22(cent) per diluted share from 19(cent) per diluted share for the first quarter of 2002.

For the first quarter of 2003, Grupo TFM continued to contribute to the Company's net income as equity in earnings of Grupo TFM increased $2.1 million from $4.8 million in the first quarter of 2002 to $6.9 million for the first quarter of 2003. This increase was partially the result of the Company's increased ownership from 36.9% to 46.6%, which the Company obtained indirectly through the purchase by TFM of the Mexican government's former 24.6% ownership of Grupo TFM in July 2002.

A current outlook for the Company's businesses for the remainder of 2003 is as follows: (refer to the first paragraph of "Overview" section of this Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, regarding forward-looking comments)

For the remainder of 2003, management will continue to focus on improving domestic operations. As discussed in "Recent Developments - KCS and TMM Announce Agreements Placing TFM, The Texas Mexican Railway Company, and The Kansas City Southern Railway Company Under Common Control," management has announced a series of agreements that have been approved by the respective boards of directors of the Company and Grupo TMM, that will, following shareholder and regulatory approval, place KCSR, Tex-Mex, and TFM under the common control of a single transportation holding company, NAFTA Rail, to be headquartered in Kansas City, Missouri. Management expects common control of these three railroads, which are already physically linked in an end-to-end configuration, to improve operating efficiency and give shippers in the NAFTA trade corridor a strong transportation alternative.

Management expects overall KCSR revenues to increase slightly for the remainder of 2003 compared to the same period in 2002. Except as discussed herein, assuming normalized rail operations, management expects KCSR's variable costs and expenses to be proportionate with revenue activity. Fuel prices will fluctuate subject to market conditions. To mitigate the market risk associated with fuel, KCSR currently has approximately 26% of its remaining budgeted fuel usage hedged for 2003 through purchase commitments as well as fuel swaps, both of which reduce the risk of the adverse impact of rising fuel prices. Insurance costs are expected to rise commensurate with market conditions and depreciation expense is expected to be higher compared to the prior year as a result of the implementation of MCS.

The Company expects to continue to participate in the earnings/losses from its equity investments in Grupo TFM, Southern Capital and PCRC. Due to the variability of factors affecting the Mexican economy, management can make no assurances as to the impact that a change in the value of the peso or a change in Mexican inflation will have on the results of Grupo TFM. In addition, upon consummation of the transactions to place KCSR, TFM and Tex-Mex under common control, if it occurs, the Company expects to consolidate the results of operations of TFM and Tex-Mex into its consolidated financial statements.


LIQUIDITY AND CAPITAL RESOURCES

Summary cash flow data for the Company is as follows (IN MILLIONS):

                                                          Three Months
                                                        Ended March 31,
                                                 -------------------------------
                                                     2003              2002
                                                 -------------     -------------
Cash flows provided by (used for):
   Operating activities                             $    48.5         $    36.2
   Investing activities                                  (3.6)             22.8
   Financing activities                                   0.1             (26.9)
                                                 -------------     -------------
   Cash and cash equivalents:
     Net increase                                        45.0              32.1
     At beginning of year                                19.0              24.7
                                                 -------------     -------------
     At end of period                               $    64.0         $    56.8
                                                 =============     =============


During the three months ended March 31, 2003, the Company's consolidated cash position increased $45.0 million from December 31, 2002, primarily as a result of operating cash inflows and the proceeds from employee stock plans. These increases were partially offset by debt repayments and property acquisitions. Net operating cash inflows were $48.5 million and $36.2 million for the three months ended March 31, 2003 and 2002, respectively. The $12.3 million increase in operating cash flows was primarily attributable to changes in working capital balances, resulting mainly from the timing of payments and receipts.

Net investing cash inflows (outflows) were ($3.6) million and $22.8 million for the three months ended March 31, 2003 and 2002, respectively. This $26.4 million decrease was primarily a result of proceeds received from the sale of Mexrail of $31.4 million during the first quarter of 2002, as well as a $1.8 million quarter to quarter decrease in proceeds received from the disposal of property. These changes in investing cash outflows were partially offset by a $5.2 million quarter to quarter decrease in capital expenditures and a $1.8 million decline in investments in and loans to affiliates.

For the first three months of 2003, net financing cash inflows were $0.1 million compared to net financing cash outflows of $26.9 million for the first three months of 2002. This difference was primarily due to net repayments of long-term debt of $0.9 million during the first three months of 2003 compared to net repayments of long-term debt of $30.5 million during the first three months of 2002.

Management expects cash flows from operations to be positive throughout the remainder of 2003 as a result of operating income, which has historically resulted in positive operating cash flows. Investing activities are projected to use significant amounts of cash for capital expenditures and investments in subsidiaries pending regulatory approval of the acquisition of Grupo TMM's interest in Grupo TFM. Future roadway improvement projects will continue to be primarily funded by operating cash flows or, secondarily, through borrowings under the Company's line of credit.

The Company's consolidated ratio of debt to total capitalization was 43.0% and 43.6% at March 31, 2003 and December 31, 2002, respectively. The Company's debt decreased $0.9 million from $582.6 million at December 31, 2002 to $581.7 million at March 31, 2003 as a result of net repayments of long-term debt. This decrease in debt was coupled with an increase in the Company's stockholders' equity of $18.3 million to $771.7 million at March 31, 2003. This increase was due primarily to net income of $13.6 million and the issuance of common stock under employee stock plans. Management anticipates that the ratio of debt to total capitalization will decrease in the short-term based on the issuance of the $200 million of Redeemable Cumulative Convertible Perpetual Preferred Stock.

In addition to operating cash flows, the Company has financing available under a senior secured revolving credit facility ("Credit Facility") with a maximum borrowing amount of $100 million. As of March 31, 2003, all $100 million was available under the Credit Facility. The Amended and Restated Credit Agreement contains, among other provisions, various financial covenants. As a result of certain financial covenants contained in the Amended and Restated Credit Agreement, maximum utilization of the Company's Credit Facility may be restricted.

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

As discussed in the 2002 Form 10-K, Grupo TMM and KCS, or either Grupo TMM or KCS, could be required to purchase the Mexican government's interest in TFM. However, this provision is not exercisable prior to October 31, 2003 without the consent of Grupo TFM. If KCS and Grupo TMM, or either KCS or Grupo TMM alone had been required to purchase the Mexican government's 20% interest in TFM, the total purchase price would have been approximately $478 million as of March 31, 2003. The Company is exploring various alternatives for financing this transaction. It is anticipated that this financing, if necessary, can be accomplished using the Company's ability to access the capital markets. No commitments for such financing have been obtained at this time. As discussed in "Recent Developments - Kansas City Southern Receives Approval of Amendment of Credit Agreement," the Company's lenders amended the Company's Amended and Restated Credit Agreement dated June 12, 2002 as Grupo TMM and KCS, or either Grupo TMM or KCS could be required to purchase the Mexican government's interest in TFM after October 31, 2003. On April 3, 2003, the Company announced that more than 96% of the lenders under its Amended and Restated Credit Agreement dated June 12, 2002 approved the Company's request. The Company requested the amendment to existing financial covenants in its Amended and Restated Credit Agreement in order to provide flexibility in structuring the funding for this transaction. The Company sought this amendment in order to maintain its current cash position while analyzing financing alternatives. On April 28, the Company entered into a second amendment to its Amended and Restated Credit Agreement under which 96 percent of the lenders specifically approved the Company's investment in further equity interests of Grupo TFM, in equity interests representing 51% of Mexrail's issued and outstanding capital stock and the use of the Company's cash to acquire Mexrail, in connection with the proposed transactions to place KCSR, Tex-Mex and TFM under common control.

The Company believes, based on current expectations, that its cash and other liquid assets, operating cash flows, access to capital markets, borrowing capacity, and other available financing resources are sufficient to fund anticipated operating, capital and debt service requirements and other commitments through 2003. However, the Company's operating cash flows and financing alternatives can be impacted by various factors, some of which are outside of the Company's control. For example, if the Company were to experience a substantial reduction in revenues or a substantial increase in operating costs or other liabilities, its operating cash flows could be significantly reduced. Additionally, the Company is subject to economic factors surrounding capital markets and the Company's ability to obtain financing under reasonable terms is subject to market conditions. Further, the Company's cost of debt relative to potential future debt financing transactions could be impacted by independent rating agencies, which assign debt ratings based on certain credit measurements such as interest coverage and leverage ratios.

OTHER

NEW ACCOUNTING PRONOUNCEMENTS. In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 is effective for fiscal years beginning after June 15, 2002. Under SFAS 143, the fair value of a liability for an asset retirement obligation must be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. KCSR, along with other Class I railroads, depreciates track structure (rail, ties, and other track material) in accordance with regulations promulgated by the Surface Transportation Board ("STB"). These regulations require KCSR to depreciate track structure to a net salvage value (gross estimated salvage value less estimated costs to remove the track structure at the end of its useful life). For certain track structure such as ties, with little or no gross salvage value, this practice ultimately results in depreciating an asset below zero, and thus, in effect, results in a liability. Under the requirements of SFAS 143, in the absence of a legal obligation to remove the track structure, such accounting practice is prohibited. The Company adopted the provisions of SFAS 143 in the first quarter of 2003, and, as a result, reviewed its depreciation of track structures to determine instances where the depreciation of removal costs has resulted or would be expected (based on the current depreciation rate) to result in the depreciation of an asset below zero when considering net salvage value. As a result of this review, the Company has estimated the excess depreciation recorded on such assets and has recorded this amount as a reduction in accumulated depreciation of $14.5 million and as a cumulative effect of an accounting change of $8.9 million (net of taxes of $5.6 million) as required by SFAS 143 in the first quarter of 2003. Additionally, depreciation rates applied to certain track structure elements that were previously yielding a negative salvage value have been modified to comply with the provisions of SFAS 143. For the three months ended March 31, 2003, this resulted in a decrease in depreciation expense of approximately $0.3 million. Management currently estimates the net effect of the adoption of SFAS 143 on full year depreciation expense to be approximately $1.4 million.

In December 2002, the FASB issued Statement No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS 148"). SFAS 148 provides two additional transition methods for entities that adopt the method of accounting for stock-based compensation as defined in FASB Statement No. 123. Additionally, the statement amends the disclosure requirements of Statement 123 to require disclosures in interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method on results of operations. The Company is currently evaluating the provisions of this new accounting pronouncement and does not expect this pronouncement, if adopted, to have a material impact on its consolidated results of operations, financial position, or cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no significant changes in the Company's Quantitative and Qualitative Disclosures About Market Risk from that previously reported in the Annual Report on Form 10-K for the year ended December 31, 2002.


ITEM 4.   CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of a date within ninety days before the filing of this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses in the internal controls, and therefore no corrective actions were taken.


PART II - OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

Part I, Item 1. Financial Statements, note 7 to the Consolidated Financial Statements of this Form 10-Q is hereby incorporated herein by reference.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


a) The Company held its 2003 Annual Meeting of Stockholders ("Annual Meeting") on May 1, 2003. A total of 56,120,518 shares of the Common stock, $.01 per share par value, and Preferred stock, par value $25.00 per share, or 90.9% of the outstanding voting stock on the record date (61,738,162 shares), was represented at the Annual Meeting, thereby constituting a quorum. These shares voted together as a single class.

b) Proxies for the meeting were solicited pursuant to Regulation 14A; there was no solicitation in opposition to management's nominees for directors as listed in such Proxy Statement and all such nominees were elected. The voting for the election of directors was as follows:

                                                                     Total
                                                                     Shares
                                                              ------------------
        Election of Three Directors

               (i) Michael G. Fitt
                                   For                               55,074,947
                                   Against                                    -
                                   Withheld                           1,196,566
                                                              -----------------
                                                   Total             56,271,513
                                                              =================

               (ii) Michael R. Haverty
                                   For                               54,995,381
                                   Against                                    -
                                   Withheld                           1,196,566
                                                              -----------------
                                                   Total             56,191,947
                                                              =================

              (iii) Thomas A. McDonnell
                                   For                               54,701,529
                                   Against                                    -
                                   Withheld                           1,196,566
                                                              -----------------
                                                   Total             55,898,095
                                                              =================


c) Listed below are the other matters voted on at the Company's Annual Meeting. These matters are fully described in the Company's Definitive Proxy Statement. The voting was as follows:

                                                                     Total
                                                                     Shares
                                                              -----------------

        Reapproval of Section 18.7 (Performance Measures) of KCS's 1991 Amended and Restated Stock Option and Performance Award Plan (as amended and restated effective as of November 7, 2002) for Purposes of Internal Revenue Code Section 162(m).

                                   For                               47,649,262
                                   Against                            8,250,946
                                   Withheld                             220,310
                                                              -----------------
                                                  Total              56,120,518
                                                              =================


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits

(3)(I) Articles of Incorporation

     Exhibit 3.1(a) Restated Articles of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4 originally filed July 12, 2002 (Registration Statement No. 333-92360), as amended and declared effective on July 30, 2002

     Exhibit 3.1(b) Certificate of Designations

(4) Instruments Defining the Rights of Security Holders, Including Indentures

     Exhibit 4.1    See Exhibit 3.1(b)


(10) Material Contracts

     Exhibit 10.1 Acquisition Agreement, dated as of April 20, 2003, by and among the Company, KARA Sub, Inc., Grupo TMM, S.A., TMM Holdings, S.A. de C.V. and TMM Multimodal, S.A. de C.V.

     Exhibit 10.2 Stock Purchase Agreement, dated as of April 20, 2003, by and among the Company, Grupo TMM, S.A. and TFM, S.A. de C.V.

     Exhibit 10.3 First Amendment dated as of April 3, 2003 to the Amended and Restated Credit Agreement dated as of June 12, 2002, among the Company, KCSR and the lenders party thereto (the "Credit Agreement")

     Exhibit 10.4 Second Amendment dated as of April 28, 2003 to the Credit Agreement


(99) Additional Exhibits

     Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b) Reports on Form 8-K

        The Company furnished a Current Report on Form 8-K dated January 7, 2003 announcing its fourth quarter 2002 meeting, conference call. The information included in this Current Report on Form 8-K was furnished pursuant to Item 9 and shall not be deemed to be filed.

        The Company furnished a Current Report on Form 8-K dated January 30, 2003 reporting its fourth quarter 2002 operating results. The information included in this Current Report on Form 8-K was furnished pursuant to Item 9 and shall not be deemed to be filed.

        The Company filed a Current Report on Form 8-K dated March 19, 2003 announcing that Thomas A. McDonnell has been named to its Board of Directors.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on May 13, 2003.


Kansas City Southern

                                              /S/ RONALD G. RUSS
                          ------------------------------------------------------
                                                Ronald G. Russ
                          Executive Vice President and Chief Financial Officer
                                         (Principal Financial Officer)


                                             /S/ LOUIS G. VAN HORN
                          ------------------------------------------------------
                                               Louis G. Van Horn
                                        Vice President and Comptroller
                                          (Principal Accounting Officer)

                              CERTIFICATIONS

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


Date: May 12, 2003


                           /S/ MICHAEL R. HAVERTY
                           Michael R. Haverty
                           Chairman, President and Chief Executive Officer

                                 CERTIFICATIONS

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


Date: May 12, 2003

                          /S/ RONALD G. RUSS
                          ----------------------------------------------------
                          Ronald G. Russ
                          Executive Vice President and Chief Financial Officer