Form 10-Q
period 2003-06-30
KANSAS CITY SOUTHERN
filed 2003-08-14
CIK 54480

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2003

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

          CLASS                                   OUTSTANDING AT JULY 31, 2003

COMMON STOCK, $.01 PER SHARE PAR VALUE                     61,699,877 SHARES
------------------------------------------------------------------------------

                              KANSAS CITY SOUTHERN

                                    FORM 10-Q
                                  JUNE 30, 2003

                                      INDEX

                                                                         PAGE

PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

Introductory Comments                                                       2


Consolidated Balance Sheets -
   June 30, 2003 and December 31, 2002                                      3


Consolidated Statements of Income -
   Three and Six Months Ended June 30, 2003 and 2002                        4
   Per Share Data                                                           4


Consolidated Statements of Cash Flows -
   Six Months Ended June 30, 2003 and 2002                                  5


Consolidated Statement of Changes in Stockholders' Equity -
   Six Months Ended June 30, 2003                                           6


Notes to Consolidated Financial Statements                                  7


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                            17


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK     29


ITEM 4.     CONTROLS AND PROCEDURES                                        29


PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS                                              30

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS                      30

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                               30



SIGNATURES                                                                 32
----------

                              KANSAS CITY SOUTHERN
                                    FORM 10-Q
                                  JUNE 30, 2003


PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


INTRODUCTORY COMMENTS

The Consolidated Financial Statements included herein have been prepared by Kansas City Southern (the "Company" or "KCS"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and the notes thereto, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q. Results for the six months ended June 30, 2003 are not necessarily indicative of the results expected for the full year 2003.

                              KANSAS CITY SOUTHERN
                           CONSOLIDATED BALANCE SHEETS
                              (DOLLARS IN MILLIONS)


                                                      June 30,    December 31,
                                                        2003          2002
                                                    ------------- -------------
                                                    (Unaudited)
 ASSETS

 Current assets:
    Cash and cash equivalents                       $      191.9  $       19.0
    Accounts receivable, net                               112.7         114.9
    Accounts receivable from related parties                 4.1           3.6
    Inventories                                             35.6          34.2
    Other current assets                                    31.9          44.5
                                                    ------------- -------------
       Total current assets                                376.2         216.2
                                                    ------------- -------------

 Investments                                               460.8         423.1

 Properties (net of $716.1 and $682.9 accumulated
     depreciation and amortization, respectively)        1,344.3       1,337.4

 Goodwill                                                   10.6          10.6

 Other assets                                               24.6          21.5
                                                    ------------- -------------

    Total assets                                    $    2,216.5  $    2,008.8
                                                    ============= =============

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
    Debt due within one year                        $       10.0  $       10.0
    Accounts and wages payable                              35.7          47.7
    Accrued liabilities                                    141.9         128.6
                                                    ------------- -------------
       Total current liabilities                           187.6         186.3
                                                    ------------- -------------

 Other Liabilities
    Long-term debt                                         570.1         572.6
    Deferred income taxes                                  396.6         392.8
    Other liabilities and deferred credits                  97.3         104.2
                                                    ------------- -------------
       Total other liabilities                           1,064.0       1,069.6
                                                    ------------- -------------

 Stockholders' Equity
         Preferred stock                                     6.5           6.1
         Common stock                                        0.6           0.6
         Retained earnings                                 851.7         748.5
         Paid in capital                                   107.6             -
         Accumulated other comprehensive loss               (1.5)         (2.3)
                                                    ------------- -------------
       Total stockholders' equity                          964.9         752.9
                                                    ------------- -------------

    Total liabilities and stockholders' equity      $    2,216.5  $    2,008.8
                                                    ============= =============









               See accompanying notes to consolidated financial statements.

                              KANSAS CITY SOUTHERN
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                                     Three Months                        Six Months
                                                                    Ended June 30,                     Ended June 30,
                                                           ---------------------------------- ----------------------------------
                                                                2003              2002              2003             2002
                                                           ---------------- ----------------- ----------------- ----------------

Revenues                                                       $     146.3       $     139.2       $     286.5      $     283.1

Costs and expenses
   Compensation and benefits                                          47.5              46.5              98.0             95.9
   Depreciation and amortization                                      16.0              14.6              31.9             29.5
   Purchased services                                                 15.2              13.9              30.3             27.9
   Operating leases                                                   14.2              13.8              28.5             27.3
   Fuel                                                               11.3               9.3              24.1             18.8
   Casualties and insurance                                            8.4               7.2              16.5             15.1
   Car hire                                                            3.5               4.1               5.7              9.3
   Other                                                              16.0              15.3              30.5             31.4
                                                           ---------------- ----------------- ----------------- ----------------
Total costs and expenses                                             132.1             124.7             265.5            255.2
Operating income                                                      14.2              14.5              21.0             27.9
Equity in net earnings (losses) of unconsolidated affiliates:
     Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V.          (2.3)             13.0               4.6             17.8
     Other                                                            (0.2)             (1.3)             (0.1)            (1.2)
Gain on sale of Mexrail, Inc.                                            -                 -                 -              4.4
Interest expense                                                     (11.7)            (10.5)            (23.2)           (21.8)
Debt retirement costs                                                    -              (4.3)                -             (4.3)
Other income                                                           1.5               4.4               2.8              8.8
                                                           ---------------- ----------------- ----------------- ----------------
Income before income taxes, and cumulative effect of
         accounting change                                             1.5              15.8               5.1             31.6
Income tax provision                                                   2.0               1.3               0.9              5.4
                                                           ---------------- ----------------- ------------------ ---------------

Income (loss) before cumulative effect of accounting change           (0.5)             14.5               4.2             26.2
Cumulative effect of accounting change, net of income taxes              -                 -               8.9                -
                                                           ---------------- ----------------- ------------------ ---------------
Net income (loss)                                              $      (0.5)      $      14.5       $      13.1      $      26.2

Less: preferred stock dividends                                        1.3               0.1               1.4              0.1
                                                           ---------------- ----------------- ------------------ ---------------

Net income (loss) available to common shareholders             $      (1.8)      $      14.4       $      11.7      $      26.1
                                                           ================ ================= ================== ===============

PER SHARE DATA
Basic earnings per common share
   Income (loss) before cumulative effect
      of accounting change                                     $     (0.03)      $      0.24       $      0.05      $      0.44
   Cumulative effect of accounting change, net of income
      taxes                                                              -                 -              0.14                -
                                                           ---------------- ----------------- ----------------------------------
       Net income (loss) per basic share                       $     (0.03)      $      0.24       $      0.19      $      0.44
                                                           ================ ================= ==================================

Diluted earnings per common share
   Income (loss) before cumulative effect
      of accounting change                                     $     (0.03)      $      0.23       $      0.05      $      0.42
   Cumulative effect of accounting change, net of income
      taxes                                                              -                 -              0.14                -
                                                           ---------------- ----------------- ----------------------------------
       Net income (loss) per diluted share                     $     (0.03)      $      0.23       $      0.19      $      0.42
                                                           ================ ================= ==================================

Weighted average common shares outstanding (in thousands)
       Basic                                                        61,649            60,095            61,525           59,918
       Potential dilutive common shares                                  -             2,232             1,397            2,148
                                                           ---------------- ----------------- ----------------------------------
         Diluted                                                    61,649            62,327            62,922           62,066







               See accompanying notes to consolidated financial statements.

                              KANSAS CITY SOUTHERN
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)
                                                             Six Months
                                                           Ended June 30,
                                                    ----------------------------

                                                        2003           2002
                                                    -------------  -------------
CASH FLOWS PROVIDED BY (USED FOR):

OPERATING ACTIVITIES:
  Net income                                        $       13.1   $       26.2
  Adjustments to reconcile net income to net cash
   provided by operating activities
   Depreciation and amortization                            31.9           29.5
   Deferred income taxes                                     7.1           (1.1)
   Equity in undistributed earnings of
    unconsolidated affiliates                               (4.5)         (16.6)
   Gain on sale of Mexrail, Inc.                               -           (4.4)
   Gain on sale of assets                                   (1.8)          (8.9)
   Cumulative effect of accounting change                   (8.9)             -
  Tax benefit realized upon exercise of stock options        0.9            1.0
  Changes in working capital items
   Accounts receivable                                       1.8           (2.4)
   Inventories                                              (1.4)          (2.7)
   Other current assets                                      4.0           34.6
   Accounts and wages payable                              (10.3)          (8.8)
   Accrued liabilities                                      15.9            2.4
  Other, net                                                (0.9)           9.0
                                                    -------------  -------------
   Net cash provided by operating activities                46.9           57.8
                                                    -------------  -------------


INVESTING ACTIVITIES:
  Property acquisitions                                    (32.6)         (39.1)
  Proceeds from disposal of property                         7.7           16.1
  Investment in and loans to affiliates                    (32.8)          (3.5)
  Proceeds from sale of Mexrail, Inc.                          -           31.4
  Other, net                                                (4.7)           1.1
                                                    -------------  -------------
   Net cash provided by (used for) investing
    activities                                             (62.4)           6.0
                                                    -------------  -------------


FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                     -          200.0
  Repayment of long-term debt                               (2.5)        (263.4)
  Issuance of preferred stock, net                         193.2              -
  Debt issuance costs                                          -           (5.4)
  Proceeds from stock plans                                  2.1            3.7
  Cash dividends paid                                       (0.1)          (0.1)
  Other, net                                                (4.3)           0.2
                                                    -------------  -------------
   Net cash provided by (used for) financing
    activities                                             188.4          (65.0)
                                                    -------------  -------------


CASH AND CASH EQUIVALENTS:
  Net increase (decrease) in cash and cash
   equivalents                                             172.9           (1.2)
  At beginning of year                                      19.0           24.7
                                                    -------------  -------------
  At end of period                                  $      191.9   $       23.5
                                                    =============  =============














               See accompanying notes to consolidated financial statements.

                              KANSAS CITY SOUTHERN
                 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)



                                                        $1 Par                                            Accumulated
                                          $25 Par     Cumulative    $.01 Par        Paid                     other
                                         Preferred    Preferred      Common          In        Retained   comprehensive
                                           stock        Stock        stock        Capital      earnings      income       Total
                                                                                                             (loss)
                                        ------------ ------------ ------------- ------------ ------------ ------------ -------------

Balance at December 31, 2002               $     6.1   $        -    $     0.6    $        -   $    748.5   $     (2.3)   $   752.9

Comprehensive income:
   Net income                                                                                        13.1
   Change in fair value of cash flow
    hedge                                                                                                          0.2
   Amortization of accumulated other
     comprehensive income (loss)
     related to interest rate swap                                                                                 0.6
Comprehensive income                                                                                                           13.9

Preferred stock issued                                        0.4                      107.6         85.2                     193.2

Dividends on $25 Par Preferred Stock
($0.50/share)                                                                                        (0.1)                     (0.1)

Options exercised and stock subscribed                                                                1.7                       1.7

Stock plan shares issued from treasury                                                                3.3                       3.3
                                        ------------ ------------ ------------- ------------ ------------ ------------ -------------

Balance at June 30, 2003                   $     6.1   $      0.4    $     0.6    $    107.6   $    851.7   $     (1.5)   $   964.9
                                        ============ ============ ============= ============ ============ ============ =============
































               See accompanying notes to consolidated financial statements.

                              KANSAS CITY SOUTHERN
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ACCOUNTING POLICIES AND INTERIM FINANCIAL STATEMENTS. In the opinion of the management of KCS, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal closing procedures) necessary to present fairly the financial position of the Company and its subsidiary companies as of June 30, 2003 and December 31, 2002, the results of its operations for the three and six months ended June 30, 2003 and 2002, its cash flows for the six months ended June 30, 2003 and 2002, and its changes in stockholders' equity for the six months ended June 30, 2003. The accompanying consolidated financial statements have been prepared consistently with accounting policies described in Note 2 to the consolidated financial statements included in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2002 except as discussed herein in note 10. The results of operations for the three and six-month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year 2003. Certain comparative prior year amounts in the consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications did not impact net income.

2. EARNINGS PER SHARE DATA. Basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if convertible securities or stock options were converted into common stock or exercised. The following is a reconciliation from the weighted average shares used for the basic earnings per share computation to the diluted earnings per share computation for the three and six months ended June 30, 2003 and 2002, respectively (in thousands):

                                          Three Months          Six Months
                                         Ended June 30,       Ended June 30,
                                      -------------------- ---------------------
                                          2003       2002      2003       2002
                                      ---------  --------- ---------------------
     Basic shares                       61,649     60,095     61,525     59,918
     Effect of dilution:  Stock
      options                                -      2,232      1,397      2,148
     Effect of dilution:  Convertible
      preferred stock                        -          -          -          -
                                      ---------  --------- ---------- ----------
     Diluted shares                     61,649     62,327     62,922     62,066
                                      =========  ========= ========== ==========

      Shares excluded from diluted
       computation                      11,325         55      5,503         38
                                      ---------  --------- ---------- ----------

     For the three and six months ended June 30, 2003, 8,926 and 4,463 shares, respectively, related to the convertible preferred stock were excluded from the computation because the inclusion of these shares would have been antidilutive to earnings per share. Additionally, for the three months ended June 30, 2003, no shares related to stock options were included in the computation due to their antidilutive effect as a result of the net loss for the period. For the six months ended June 30, 2003, 1,040 shares related to stock options were excluded from the calculation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares. For the three and six months ended June 30, 2002, 55 and 38 shares respectively, were excluded from the calculation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares. For the three and six months ended June 30, 2003 and 2002, earnings per share were as follows:

                                                             Three Months                    Six Months
                                                            Ended June 30,                 Ended June 30,
                                                    -----------------------------   -----------------------------
                                                        2003            2002            2003           2002
                                                    -------------   -------------   -----------------------------
     Net income (loss)                                 $    (0.5)      $    14.5       $    13.1       $    26.2

     Less: preferred stock dividends                         1.3             0.1             1.4             0.1
                                                    -------------   -------------   -------------  --------------
     Net income (loss) available to common
      shareholders                                     $    (1.8)      $    14.4       $    11.7       $    26.1
                                                    =============   =============   =============  ==============
     EARNINGS PER SHARE
     Basic earnings per common share
        Income (loss) before cumulative effect
           of accounting change                        $   (0.03)      $    0.24       $    0.05       $    0.44
        Cumulative effect of accounting change, net
           of income taxes                                     -               -            0.14               -
                                                    -------------   -------------   -------------  --------------
            Net income (loss) per basic share          $   (0.03)      $    0.24       $    0.19       $    0.44
                                                    =============   =============   =============  ==============
     Diluted earnings per common share
        Income (loss) before cumulative effect
           of accounting change                        $   (0.03)      $    0.23       $    0.05       $    0.42
        Cumulative effect of accounting change, net
           of income taxes                                     -               -            0.14               -
                                                    -------------   -------------   -------------  --------------
            Net income (loss) per diluted share        $   (0.03)      $    0.23       $    0.19       $    0.42
                                                    =============   =============   =============  ==============

3. INVESTMENTS. Investments in unconsolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control. Investments in unconsolidated affiliates at June 30, 2003 include, among others, equity interests in Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. ("Grupo TFM"), Southern Capital Corporation, LLC ("Southern Capital"), Mexrail, and the Panama Canal Railway Company ("PCRC").

     The Company, it's Mexican partner, Grupo TMM, S.A. ("Grupo TMM"), and certain of Grupo TMM's affiliates entered into an agreement on February 27, 2002 with TFM, S.A. de C.V. ("TFM") to sell to TFM all of the common stock of Mexrail, Inc. ("Mexrail"), a former 49% unconsolidated affiliate of the Company. Mexrail owns the northern half of the international railway bridge at Laredo and all of the common stock of The Texas-Mexican Railway Company ("Tex-Mex"). The sale closed on March 27, 2002 and the Company received approximately $31.4 million for its 49% interest in Mexrail. The Company used the proceeds from the sale to reduce debt. Although the Company no longer directly owned 49% of Mexrail, it retained an indirect ownership through its ownership of Grupo TFM. The Company's share of the proceeds from the sale of Mexrail to TFM exceeded the carrying value of the Company's investment in Mexrail by $11.2 million. The Company recognized a $4.4 million gain on the sale of Mexrail to TFM in the first quarter of 2002, while the remaining $6.8 of excess proceeds was deferred and is being amortized into net income over 20 years.

     The Company is party to certain agreements with Grupo TMM covering the Grupo TFM joint venture. These agreements contain "change in control" provisions, provisions intended to preserve the Company's and Grupo TMM's proportionate ownership of the joint venture, and super-majority provisions with respect to voting on certain significant transactions. Such agreements also provide a right of first refusal in the event that either party initiates a divestiture of its equity interest in Grupo TFM and a prohibition on transfers to competitors. Under certain circumstances, such agreements could affect the Company's ownership percentsage and rights in these equity affiliates.

     KCS AND TMM AGREE TO PLACE TFM, THE TEXAS MEXICAN RAILWAY COMPANY AND THE KANSAS CITY SOUTHERN RAILWAY COMPANY UNDER COMMON CONTROL. On April 21, 2003, the Company and Grupo TMM announced a series of agreements, including, among others, an acquisition agreement ("Aquisition Agreement"), that have been approved by their respective boards of directors, that will, following shareholder and regulatory approval, place the Kansas City Southern Railway ("KCSR"), Tex-Mex, and TFM, under the common control of a single transportation holding company, NAFTA Rail, to be headquartered in Kansas City, Missouri. As part of this transaction, subject to shareholder approval, KCS will change its name to NAFTA Rail.

     On May 9, 2003, upon the terms and subject to the conditions of the agreement to acquire Tex-Mex, on May 9, 2003, the Company acquired 51% of the outstanding stock of Mexrail from TFM for $32.7 million. In addition, the Company has an exclusive option until December 31, 2005 to purchase the remaining outstanding shares of Mexrail as of the date of the exercise of the option. The Company deposited the initial purchased shares of Mexrail into an irrevocable voting trust pending obtaining approval by the Surface Transportation Board ("STB") of KCS's request to acquire control of Tex-Mex. Accordingly, this investment in Mexrail is being accounted for under the equity method of accounting. TFM has a right to repurchase all of the Mexrail stock acquired by the Company at any time for the purchase price paid by the Company, subject to any STB orders or directions. Upon any such repurchase, the agreement automatically terminates. If not exercised within two years of the date of the agreement, TFM's repurchase right expires.

     The common control of KCSR and Tex-Mex under NAFTA Rail requires approval of the the United States Department of Justice, ("Department of Justice") and the STB in the United States. Additionally, the acquisition of Grupo TFM shares by NAFTA Rail requires the approval of Mexico's Competition
     Commission and the Foreign Investment Commission in Mexico. On June 25, 2003, the Company announced that it received formal written notice that Mexico's Competition Commission ("the Commission") had approved the proposed NAFTA Rail transaction. After a detailed review of the proposal, the Commission found that NAFTA Rail fully complies with Mexico's competition guidelines, and would in no way impede open competition within the transportation sector. The Commission granted its approval without conditions.

     On July 31, 2003, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 ("HSR") for the proposed NAFTA Rail transaction expired without a formal request from Department of Justice for additional information of documentary material, allowing KCS and Grupo TMM to consummate the transaction without any further delays that could have resulted from requests for additional information by the Department of Justice under U.S. antitrust laws. Under the HSR process, the Department of Justice had thirty days after notice was filed to issue a "second request" asking for various documents and information from the HSR parties. The waiting period expired without action by the Department of Justice.

     In a related matter, On July 31, 2003, certain KCS senior executives testified before the STB at a public hearing held to discuss and take evidence on the Company's plans to place KCSR, Gateway Eastern Railway Company, ("Gateway"), and Tex-Mex under the common control of KCS. This public hearing was scheduled by the STB to allow KCS and the public to comment on this transaction, which is separate from the TFM transaction. The STB has published a procedural schedule that would result in a final decision on the company's plan to place KCSR, Gateway and Tex-Mex under the common control of KCS by October 17, 2003.

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

     Upon the terms and subject to the conditions of the agreement to acquire Grupo TFM, TMM Multimodal, S.A. de C.V., a subsidiary of Grupo TMM, will receive 18 million shares of Class A Convertible Common Stock of the Company, representing, at the time of the agreement, approximately 22 percents (20% voting, 2% subject to voting restrictions) of the Company, $200 million in cash (with the option to pay up to $80 million of the $200 million cash component due at closing to Grupo TMM with up to 6.4 million additional shares of Company stock) and a potential incentsive payment of between $100 million and $180 million based on the resolution of certain future contingencies.

     Subsequent to the date of the Acquisition Agreement, there have been certain differences between the Company and Grupo TMM, derived from the alleged actions or omissions of the parties. These differences have resulted in the exchange of certain communications between the legal advisors of the parties. No further actions have been taken at this time.


     Condensed financial information of certain unconsolidated affiliates is shown below. All amounts, including those for Grupo TFM, are presented under U.S. GAAP. Financial information of immaterial unconsolidated affiliates has been omitted:

FINANCIAL CONDITION (DOLLARS IN MILLIONS):

                                                   June 30, 2003                            December 31, 2002
                                       ---------------------------------------    --------------------------------------
                                                                   Southern                                   Southern
                                           PCRC      Grupo TFM*    Capital           PCRC       Grupo TFM     Capital
                                       ------------ ------------ -------------    ------------ ------------ -------------

Current assets                             $    4.6    $   238.6     $    5.9        $    2.7    $   265.2      $    5.5
Non-current assets                             84.4      2,066.0        133.3            88.2      2,061.3         139.4
                                       ------------ ------------ -------------    ------------ ------------ -------------
       Assets                              $   89.0    $ 2,304.6     $  139.2        $   90.9    $ 2,326.5      $  144.9
                                       ============ ============ =============    ============ ============ =============

Current liabilities                        $    4.9    $   190.6     $      -        $    5.1    $   147.3      $      -
Non-current liabilities                        71.4        967.2         85.9            70.8      1,045.3          95.1
Minority interest                                 -        350.7            -               -        348.0             -
Equity of stockholders and partners            12.7        796.1         53.3            15.0        785.9          49.8
                                       ------------ ------------ -------------    ------------ ------------ -------------
       Liabilities and equity              $   89.0    $ 2,304.6     $  139.2        $   90.9    $ 2,326.5      $  144.9
                                       ============ ============ =============    ============ ============ =============

KCS's investment                           $    6.4    $   384.5     $   26.7        $    7.5    $   380.1      $   24.9
                                       ------------ ------------ -------------    ------------ ------------ -------------

* Includes Mexrail as a fully consolidated subsidiary

OPERATING RESULTS (DOLLARS IN MILLIONS):

                                                            Three Months                        Six Months
                                                           Ended June 30,                     Ended June 30,
                                                     ----------------------------       ----------------------------
                                                       2003              2002             2003              2002
                                                     ----------        ----------       ----------        ----------
Revenues:
    Grupo TFM*                                         $ 176.6           $ 186.3          $ 345.1           $ 343.8
    Southern Capital                                       7.9               7.5             15.9              15.0
    PCRC                                                   1.8               0.6              4.2               1.6
    Mexrail                                                  -                 -                -              13.3

Operating costs and expenses:
    Grupo TFM*                                         $ 143.8           $ 130.2          $ 280.5           $ 252.2
    Southern Capital                                       6.9               6.4             13.9              12.1
    PCRC                                                   3.3               3.1              6.5               6.0
    Mexrail                                                  -                 -                -              13.3

Net income (loss):
    Grupo TFM*                                         $  (4.7)          $  35.0          $  10.3           $  48.0
    Southern Capital                                       1.0              (0.7)             2.0               1.2
    PCRC                                                  (1.5)             (2.0)            (2.3)             (3.8)
    Mexrail                                                  -                 -                -                 -
* Includes Mexrail as a fully consolidated subsidiary as of April 2002.



4. NONCASH INVESTING AND FINANCING ACTIVITIES. The Company initiated the Fourteenth Offering of KCS common stock under the Employee Stock Purchase Plan ("ESPP") during 2002. Stock subscribed under the Fourteenth Offering will be issued to employees in 2004 and is being paid for through employee payroll deductions in 2003. During the first six months of 2003, the Company has received approximately $1.4 million from payroll deductions associated with the Fourteenth Offering of the ESPP. In the first quarter of 2003, the Company issued approximately 337,917 shares of KCS common stock under the Thirteenth Offering of the ESPP. These shares, totaling a purchase price of approximately $3.5 million, were subscribed and paid for through employee payroll deductions in 2002.

5. DERIVATIVE FINANCIAL INSTRUMENTS. The Company does not engage in the trading of derivative instruments for speculative purposes but uses them for risk management purposes only. The Company's objective is to manage its fuel and interest rate risk through the use of derivative instruments as deemed appropriate. At June 30, 2003, the Company was a party to six fuel swap agreements for a notional amount of approximately 7.5 million gallons of fuel. Under the terms of these swaps, the Company receives a variable price based upon the average of the spot prices calculated on a monthly basis as reported through a petroleum price reporting service.

     A summary of the swap agreements to which KCSR was a party as of June 30, 2003 is as follows:

     Trade Date       Notional Amount         Fixed pay per    Expiration Date
                                                gallon
     ---------------------------------------------------------------------------

     November 14, 2002  1.3 million gallons    62.5(cents)    December 31, 2003
     March 18, 2003     1.9 million gallons    65.0(cents)    December 31, 2004
     March 21, 2003     0.6 million gallons    64.0(cents)    June 30, 2004
     April 11, 2003     0.6 million gallons    67.8(cents)    September 30, 2003
     April 11, 2003     0.6 million gallons    68.7(cents)    December 31, 2003
     April 11, 2003     2.5 million gallons    66.0(cents)    December 31, 2004


     Cash settlements of these swaps occur on a monthly basis on the fifth business day of the month following the month in which the settlement is calculated. These swaps, combined with the Company's forward purchase policies, are designed to hedge the Company's exposure to movements in the price of No. 2 Gulf Coast Heating Oil on which the Company's diesel fuel prices are determined. Using these risk management strategies, the Company is able to limit its risk to rising diesel fuel prices. As of June 30, 2003, the fair market value of the swaps was $0.4 million. For the years ended December 31, 2002 and 2001, KCSR consumed 55.3 million gallons and
     57.6 million gallons of fuel, respectively.

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

     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") in October 1995. This statement allows companies to continue under the approach set forth in Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"), for recognizing stock-based compensation expense in the financial statements, but encourages companies to adopt the fair value method of accounting for employee stock options. Under SFAS 123, companies must either record compensation expense based on the estimated grant date fair value of stock options granted or disclose the impact on net income as if they had adopted the fair value method (for grants subsequent to December 31, 1994.) If KCS had measured compensation cost for the KCS stock options granted to its employees and shares subscribed by its employees under the KCS employee stock purchase plan, under the fair value based method prescribed by SFAS 123, net income and earnings per share would have been as follows:


                                                   ----------------------------------------------------------------------------
                                                         2003                2002               2003               2002
                                                   ------------------ -------------------------------------- ------------------
     NET INCOME (IN MILLIONS):
      As reported                                        $     (0.5)          $    14.5          $    13.1          $    26.2
      Total stock-based compensation expense
       determined under fair value method, net of
       income taxes                                            (0.6)               (0.4)              (1.0)              (0.9)
                                                   ------------------ -------------------------------------- ------------------
     Pro forma                                           $     (1.1)          $    14.1          $    12.1          $    25.3

      EARNINGS PER BASIC SHARE:
      As reported                                        $    (0.03)          $    0.24          $    0.19          $    0.44
      Pro forma                                          $    (0.04)          $    0.23          $    0.17          $    0.42

     EARNINGS PER DILUTED SHARE:
      As reported                                        $    (0.03)          $    0.23          $    0.19          $    0.42
      Pro forma                                          $    (0.04)          $    0.22          $    0.17          $    0.40

7. KANSAS CITY SOUTHERN RECIEVES APPROVAL OF AMENDMENT OF CREDIT AGREEMENT. On April 3, 2003, the Company received approval of its request for an amendment to certain provisions under its Amended and Restated Credit Agreement from more than 96 percent of the lenders under the agreement. As discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission, the Mexican Government has the right to require Grupo TFM to purchase the Mexican Government's interest in TFM on or after October 31, 2003. Should Grupo TFM fail to purchase the Mexican Government's interest within 60 days of notification by the Mexican Government of its obligation to buy, then Grupo TMM and KCS, or either Grupo TMM or KCS, could be required to purchase their respective portion, or all, as applicable, of the Mexican Government's interest in TFM within 60 days following written notification to Grupo TMM and KCS, or either Grupo TMM or KCS, of its or their obligation to purchase. In addition, if the Mexican Government's interest in TFM has not been purchased prior to the closure of the proposed NAFTA Rail transaction to place KCSR, Tex-Mex, Gateway and TFM under common control, KCS shall, as a condition precedent to, and contemporaneous with, the closure of such transaction, enter into an agreement under which KCS shall assume and discharge Grupo TMM's obligation to purchase the Mexican Government's interest in TFM. The Company requested an amendment to its Amended and Restated Credit Agreement dated June 12, 2002, in order to provide flexibility in structuring the funding for the transaction to acquire the Mexican Government's interest in TFM. On April 28, 2003, the Company entered into a second amendment to its Amended and Restated Credit Agreement under which 93 percent of the lenders specifically approved the Company's investment in further equity interests of Grupo TFM, in equity interests representing 51% of Mexrail's issued and outstanding capital stock and the use of the Company's cash to acquire Mexrail, in connection with the proposed NAFTA Rail transaction to place KCSR, Tex-Mex and TFM under common control (see note 3).

8. KCS ISSUES REDEEMABLE CUMULATIVE CONVERTIBLE PERPETUAL PREFERRED STOCK. On May 5, 2003, the Company completed the sale of $200 million of Redeemable Cumulative Convertible Perpetual Preferred Stock with a liquidation preference of $500 per share in a private offering. The convertible preferred stock offering was made only by means of an offering memorandum pursuant to Rule 144A. Dividends on the convertible preferred stock will be cumulative and will be payable quarterly at an annual rate of 4.25% of the liquidation preference, when, as and if declared by the Company's board of directors. Accumulated unpaid dividends will cumulate dividends at the same rate as dividends cumulate on the convertible preferred stock. Each share of the convertible preferred stock will be convertible, under certain conditions, and subject to adjustment under certain conditions, into
     33.4728 shares of the Company's common stock. On or after May 20, 2008, the Company will have the option to redeem any or all of the preferred stock, subject to certain conditions. Under certain circumstances, at the option of the holders of the preferred stock, the Company may be required to purchase shares of the convertible preferred stock from the holders. The convertible preferred stock is redeemable at the option of a holder only in the event of a "fundamental change," which is defined as "any transaction or event (whether by means of an exchange offer, liquidation, tender offer, consolidation, merger, combination, reclassification, recapitalization or otherwise) in connection with which all or substantially all of the Company's common stock is exchanged for, converted into, acquired for or constitutes solely the right to receive common stock that is not listed on a United States national securities exchange or approved for quotation on the Nasdaq National Market or similar system. The practical effect of this provision is to limit the Company's ability to eliminate a holder's ability to convert the convertible preferred stock into common shares of a publicly traded security through a merger or consolidation transaction. In no other circumstances is the Company potentially obligated to redeem the convertible preferred stock for cash. Accordingly, since the Company is in a position to control whether the Company experiences a "fundamental change," the convertible preferred stock is classified as permanent equity capital.

     The net proceeds from the offering of the convertible preferred stock are expected to be used to pay a portion of the purchase price for the proposed acquisition of a controlling interest of Grupo TFM. On August, 1, 2003, KCS submitted a Form S-3 Registration Statement to the SEC to register for resale by the holders the convertible preferred stock and the common stock into which such preferred stock may be converted. This registration statement is currently pending review by the SEC. KCS will not receive any proceeds from the sale of the securities under this registration statement.

9. COMMITMENTS AND CONTINGENCIES. The Company has had no significant changes in its outstanding litigation or other commitments and contingencies from that previously reported in Note 11 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The following provides an update of the Houston cases.

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

10. NEW ACCOUNTING PRONOUNCEMENTS. In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 is effective for fiscal years beginning after June 15, 2002. Under SFAS 143, the fair value of a liability for an asset retirement obligation must be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. KCSR, along with other Class I railroads, depreciates track structure (rail, ties, and other track material) in accordance with regulations promulgated by the STB. These regulations require KCSR to depreciate track structure to a net salvage value (gross estimated salvage value less estimated costs to remove the track structure at the end of its useful life). For certain track structure such as ties, with little or no gross salvage value, this practice ultimately results in depreciating an asset below zero, and thus, in effect, results in a liability. Under the requirements of SFAS 143, in the absence of a legal obligation to remove the track structure, such accounting practice is prohibited. The Company adopted the provisions of SFAS 143 in the first quarter of 2003, and, as a result, reviewed its depreciation of track structures to determine instances where the depreciation of removal costs has resulted or would be expected (based on the current depreciation rate) to result in the depreciation of an asset below zero when considering net salvage value. As a result of this review, the Company estimated the excess depreciation recorded on such assets and recorded this amount as a reduction in accumulated depreciation of $14.5 million and as a cumulative effect of an accounting change of $8.9 million (net of taxes of $5.6 million) as required by SFAS 143 in the first quarter of 2003. Additionally, depreciation rates applied to certain track structure elements that were previously yielding a negative salvage value have been modified to comply with the provisions of SFAS 143. For the six months ended June 30, 2003, this resulted in a reduction in depreciation expense of approximately $0.7 million. Management currently estimates the net effect of the adoption of SFAS 143 on full year depreciation expense to be approximately $1.4 million.

     A summary of the pro forma net income and earnings per share had SFAS 143 been applied retroactively is as follows:

                          Three Months Ended June 30,  Six Months Ended June 30,
                          ------------------------------------------------------
                                 2003         2002         2003         2002
                          ------------------------------------------------------
     NET INCOME (IN MILLIONS)
     As reported            $      (0.5) $      14.5  $      13.1   $     26.2
     Pro forma              $      (0.5) $      14.9  $       4.2   $     26.8

     EARNINGS PER BASIC
     SHARE:
     As reported            $     (0.03) $      0.24  $       0.19  $      0.44
     Pro forma              $     (0.03) $      0.25  $       0.05  $      0.45

     EARNINGS PER DILUTED
     SHARE:
     As reported            $     (0.03) $      0.23  $      0.19   $      0.42
     Pro forma              $     (0.03) $      0.24  $      0.05   $      0.43

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

     In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities," ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to certain variable interest entities created after January 31, 2003 as well as certain entities created prior to this date. The Company is required to adopt this interpretation in the third quarter of 2003. The Company has performed an initial assessment of its equity method investment in Southern Capital for any potential impact this interpretation may have on its accounting for Southern Capital as an equity investment. The Company anticipates that FIN 46 will have no impact on the Company's accounting for its investment in Southern Capital since, at inception, SCC had sufficient funding and capital to absorb any expected losses.

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

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

                                                 Six months ended June 30, 2003 (dollars in millions)
                                  ------------------------------------------------------------------------------------
                                                                                Non-
                                                 Subsidiary    Guarantor     Guarantor    Consolidating  Consolidated
                                     Parent        Issuer     Subsidiaries  Subsidiaries   Adjustments       KCS
                                  ------------- ------------- ------------- ------------- -------------- -------------
Revenues                            $        -    $    283.3     $     9.7    $     14.8    $     (21.3)   $    286.5
Costs and expenses                         6.4         255.8           9.4          15.2          (21.3)        265.5
                                  ------------- ------------- ------------- ------------- -------------- -------------
     Operating income (loss)              (6.4)         27.5           0.3          (0.4)             -          21.0

Equity in net earnings (losses)
    of unconsolidated affiliates
    and subsidiaries                       8.8           4.6             -           4.5          (13.4)          4.5
Interest expense                          (0.3)        (22.8)         (0.1)            -              -         (23.2)
Other income                                 -           2.3           0.2           0.6           (0.3)          2.8
                                  ------------- ------------- ------------- ------------- -------------- -------------
     Income (loss) before income
     taxes and cumulative effect
     of accounting change                  2.1          11.6           0.4           4.7          (13.7)          5.1
Income tax provision (benefit)            (2.1)          2.8           0.1           0.1              -           0.9
                                  ------------- ------------- ------------- ------------- -------------- -------------
Income (loss) before cumulative
     effect of accounting change           4.2           8.8           0.3           4.6          (13.7)          4.2
Cumulative effect of accounting
     change, net of income taxes           8.9           8.9             -             -           (8.9)          8.9
                                  ------------- ------------- ------------- ------------- -------------- -------------
Net income (loss)                   $     13.1    $     17.7     $     0.3    $      4.6    $     (22.6)   $     13.1
                                  ============= ============= ============= ============= ============== =============


                                                 Six months ended June 30, 2002 (dollars in millions)
                                  ------------------------------------------------------------------------------------
                                                                                Non-
                                                 Subsidiary    Guarantor     Guarantor    Consolidating  Consolidated
                                     Parent        Issuer     Subsidiaries  Subsidiaries   Adjustments       KCS
                                  ------------- ------------- ------------- ------------- -------------- -------------
Revenues                              $      -    $    283.2     $     9.3     $     7.9    $     (17.3)   $    283.1
Costs and expenses                         5.7         247.4          11.2           8.2          (17.3)        255.2
                                  ------------- ------------- ------------- ------------- -------------- -------------
     Operating income (loss)              (5.7)         35.8          (1.9)         (0.3)             -          27.9

Equity in net earnings (losses)
   of unconsolidated affiliates
   and subsidiaries                       25.6          16.8             -          16.6          (42.4)         16.6
Gain on Sale of Mexrail                    4.4           4.4             -             -           (4.4)          4.4
Interest expense                          (0.3)        (21.0)         (0.3)         (0.2)             -         (21.8)
Debt retirement costs                        -          (4.3)            -             -              -          (4.3)
Other, net                                 0.1           8.6           0.1           0.3           (0.3)          8.8
                                  ------------- ------------- ------------- ------------- -------------- -------------
     Income (loss) before                 24.1          40.3          (2.1)         16.4          (47.1)         31.6
       income taxes
Income tax provision (benefit)            (2.1)          8.7          (0.8)         (0.4)             -           5.4
                                  ------------- ------------- ------------- ------------- -------------- -------------
Net income (loss)                   $     26.2    $     31.6    $     (1.3)   $     16.8    $     (47.1)   $     26.2
                                  ============= ============= ============= ============= ============== =============


CONDENSED CONSOLIDATING BALANCE SHEETS

                                                       As of June 30, 2003 (dollars in millions)
                                  ------------------------------------------------------------------------------------
                                                                                Non-
                                                 Subsidiary    Guarantor     Guarantor    Consolidating  Consolidated
                                     Parent        Issuer     Subsidiaries  Subsidiaries   Adjustments       KCS
                                  ------------- ------------- ------------- ------------- -------------- -------------
ASSETS
   Current assets                  $     214.7    $    395.2     $    12.4    $     19.1   $     (265.2)  $     376.2
   Investments                           820.3         417.3             -         457.7       (1,234.5)        460.8
   Properties, net                         0.2       1,340.2           3.9             -              -       1,344.3
   Goodwill and other assets               6.3          28.9           1.6           6.5           (8.1)         35.2
                                  ------------- ------------- ------------- ------------- -------------- -------------

     Total assets                  $   1,041.5   $   2,181.6     $    17.9    $    483.3   $   (1,507.8)  $   2,216.5
                                  ============= ============= ============= ============= ============== =============

LIABILITIES AND EQUITY
   Current liabilities             $       4.4   $     397.9     $     4.5    $     41.9    $    (261.1)  $     187.6
   Long-term debt                          1.2         568.2           0.7             -              -         570.1
   Payable to affiliates                  32.9             -           0.7             -          (33.6)            -
   Deferred income taxes                   6.5         395.1           0.2           2.9           (8.1)        396.6
   Other liabilities                      31.6          42.2           4.2          23.4           (4.1)         97.3
   Stockholders' equity                  964.9         778.2           7.6         415.1       (1,200.9)        964.9
                                  ------------- ------------- ------------- ------------- -------------- -------------

     Total liabilities and
     equity                        $   1,041.5   $   2,181.6     $    17.9    $    483.3   $   (1,507.8)  $   2,216.5
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
                                  ============= ============= ============= ============= ============== =============


CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                 Six months ended June 30, 2003 (dollars in millions)
                                  ------------------------------------------------------------------------------------
                                                                                Non-
                                                 Subsidiary    Guarantor     Guarantor    Consolidating  Consolidated
                                     Parent        Issuer     Subsidiaries  Subsidiaries   Adjustments       KCS
                                  ------------- ------------- ------------- ------------- -------------- -------------
Net cash flows provided by (used
for) operating activities:         $    (166.1)   $    199.7    $    (11.2)   $     20.3     $      4.2    $     46.9
                                  ------------- ------------- ------------- ------------- -------------- -------------

Investing activities:
   Property acquisitions                     -         (32.4)         (0.2)            -              -         (32.6)
   Proceeds from disposal of
    property                                 -           7.7             -             -              -           7.7
   Investments in and loans to
    affiliates                           (32.7)         (0.1)            -         (20.1)          20.1         (32.8)
   Proceeds from sale of
    investments                              -             -             -             -              -             -
   Other, net                             (5.3)            -             -           1.6           (1.0)         (4.7)
                                  ------------- ------------- ------------- ------------- -------------- -------------
     Net                                 (38.0)        (24.8)         (0.2)        (18.5)          19.1         (62.4)
                                  ------------- ------------- ------------- ------------- -------------- -------------

Financing activities:
   Proceeds from issuance of
     long-term debt                          -             -             -             -              -             -
   Repayment of long-term debt               -          (1.5)         (1.0)            -              -          (2.5)
   Proceeds from loans from
    affiliates                            20.1             -             -             -          (20.1)            -
   Repayment of loans from
    affiliates                               -             -             -             -              -             -
   Issuance of preferred stock           193.2             -             -             -              -         193.2
   Debt issuance costs                       -             -             -             -              -             -
   Proceeds from stock plans               1.9           0.2             -             -              -           2.1
   Cash dividends paid                    (0.1)            -             -             -              -          (0.1)
   Other, net                                -           0.2           0.2          (1.5)          (3.2)         (4.3)
                                  ------------- ------------- ------------- ------------- -------------- -------------
     Net                                 215.1          (1.1)         (0.8)         (1.5)         (23.3)        188.4
                                  ------------- ------------- ------------- ------------- -------------- -------------

Cash and cash equivalents:
   Net increase (decrease)                11.0         173.8         (12.2)          0.3              -         172.9
   At beginning of period                (10.8)         17.4          11.8           0.6              -          19.0
                                  ------------- ------------- ------------- ------------- -------------- -------------
   At end of period                  $     0.2    $    191.2    $     (0.4)    $     0.9      $       -    $    191.9
                                  ============= ============= ============= ============= ============== =============





                                                 Six months ended June 30, 2002 (dollars in millions)
                                  ------------------------------------------------------------------------------------
                                                                                Non-
                                                 Subsidiary    Guarantor     Guarantor    Consolidating  Consolidated
                                     Parent        Issuer     Subsidiaries  Subsidiaries   Adjustments       KCS
                                  ------------- ------------- ------------- ------------- -------------- -------------
Net cash flows provided by (used
for) operating activities:          $    (11.0)   $     56.9     $     0.4     $     7.1     $      4.4    $     57.8
                                  ------------- ------------- ------------- ------------- -------------- -------------

Investing activities:
   Property acquisitions                     -         (38.6)         (0.5)            -              -         (39.1)
   Proceeds from disposal of
    property                                 -          16.1             -             -              -          16.1
   Investments in and loans to
    affiliates                               -             -             -         (10.3)           6.8          (3.5)
   Proceeds from sale of
    investments                              -          31.4             -             -              -          31.4
   Other, net                                -          (0.4)          0.7             -            0.8           1.1
                                  ------------- ------------- ------------- ------------- -------------- -------------
     Net                                     -           8.5           0.2         (10.3)           7.6           6.0
                                  ------------- ------------- ------------- ------------- -------------- -------------

Financing activities:
   Proceeds from issuance of
     long-term debt                          -         200.0             -             -              -         200.0
   Repayment of long-term debt            (0.4)       (261.8)         (1.0)         (0.2)             -        (263.4)
   Proceeds from loans from
    affiliates                             7.3             -           0.1             -           (7.4)            -
   Repayment of loans from
    affiliates                            (0.5)            -             -             -            0.5             -
   Debt issuance costs                       -          (5.4)            -             -              -          (5.4)
   Proceeds from stock plans               3.7             -             -             -              -           3.7
   Cash dividends paid                    (0.1)            -             -             -              -          (0.1)
   Other, net                                -           2.2           0.3           2.8           (5.1)          0.2
                                  ------------- ------------- ------------- ------------- -------------- -------------
     Net                                  10.0         (65.0)         (0.6)          2.6          (12.0)        (65.0)
                                  ------------- ------------- ------------- ------------- -------------- -------------

Cash and cash equivalents:
   Net increase (decrease)                (1.0)          0.4             -          (0.6)             -          (1.2)
   At beginning of period                  1.3          23.2             -           0.2              -          24.7
                                  ------------- ------------- ------------- ------------- -------------- -------------
   At end of period                  $     0.3    $     23.6     $       -    $     (0.4)     $       -    $     23.5
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

GENERAL
KCS, a Delaware corporation, is a holding company with principal subsidiaries and affiliates including the following:

o    The  Kansas  City  Southern  Railway  Company   ("KCSR"),   a  wholly-owned
     subsidiary;
o Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. ("Grupo TFM"), a 46.6% owned unconsolidated affiliate, which owns 80% of the common stock of TFM, S.A. de C.V. ("TFM"). TFM owns 49% of Mexrail, Inc. ("Mexrail"). Mexrail owns 100% of The Texas-Mexican Railway Company ("Tex-Mex");
o Mexrail, a 51% owned unconsolidated affiliate, which wholly-owns the Tex-Mex; KCS has acquired shares that are being held in an independent voting trust pending Surface Transportation Board approval of the transaction.
o Southern Capital Corporation, LLC ("Southern Capital"), a 50% owned unconsolidated affiliate that leases locomotive and rail equipment to KCSR;
o Panama Canal Railway Company ("PCRC"), an unconsolidated affiliate of which KCSR owns 50% of the common stock. PCRC owns all of the common stock of Panarail Tourism Company ("Panarail").

KCS supplies its various subsidiaries with managerial, legal, tax, financial and accounting services, in addition to managing other "non-operating" investments.


RECENT DEVELOPMENTS

RECENT JUDGMENT ON THE TFM VAT CLAIM. On July 9, 2003, Grupo TMM, S.A. ("Grupo TMM"), and KCS, announced that TFM was formally notified by a three-judge panel of the Court of the First Circuit ("Circuit Court") of its June 11, 2003 judgment, which granted TFM constitutional protection ("Amparo") against the ruling of the Federal Tribunal of Fiscal and Administrative Justice ("Fiscal Court") issued on December 6, 2002, which had denied TFM the right to receive the Value Added Tax (VAT) refund. TFM initiated its claim for the VAT refund in 1997.

The Circuit Court's judgment ordered the Fiscal Court to vacate its December 6, 2002 resolution, and to issue a new resolution following the guidelines of the Circuit Court's judgment. The Circuit Court found that the VAT refund certificate had not been delivered to TFM, and confirmed the Fiscal Court's determination that TFM has the right to receive the VAT refund certificate. The Circuit Court's ruling states that the Treasury's decision denying delivery of the VAT refund certificate to TFM violated the law, and it instructs that the VAT reimbursement certificate be issued to TFM on the terms established by
Article 22 of the Federal Fiscal Code in effect at that time.

As a result of this ruling, the case has been remanded to the Fiscal Court, and TFM has indicated it believes that the guidelines contained in the Circuit Court's decision are clear. However, TFM cannot be certain of the final terms of the new resolution to be issued by the Fiscal Court. In addition, a third party claim or legal action could be brought against TFM as a consequence of the new ruling to be issued by the Fiscal Court in compliance with the judgment of the Circuit

Court. Should such an action or claim be brought against TFM, TFM has indicated it believes it would have sufficient legal defenses. As of today, it is not possible to determine when the Fiscal Court will issue its new ruling, nor when TFM is likely to receive the VAT refund.

KCS AND TMM ANNOUNCE AGREEMENTS PLACING TFM, THE TEXAS MEXICAN RAILWAY COMPANY, GATEWAY EASTERN RAILWAY COMPANY AND THE KANSAS CITY SOUTHERN RAILWAY COMPANY UNDER COMMON CONTROL. On April 21, 2003, the Company and Grupo TMM announced a series of agreements, including, among others, an acquisition agreement (Acquisition Agreement"), that have been approved by their respective boards of directors, that will, following shareholder and regulatory approval, place KCSR, Tex-Mex, Gateway and TFM, under the common control of a single transportation holding company, NAFTA Rail, to be headquartered in Kansas City, Missouri. As part of this transaction, subject to shareholder approval, KCS will change its name to NAFTA Rail.

On May 9, 2003, upon the terms and subject to the conditions of the agreement to acquire Tex-Mex, the Company acquired 51% of the outstanding stock of Mexrail from TFM for $32.7 million and placed the shares acquired in a voting trust pending Surface Transportation Board ("STB") approval. In addition, the Company has an exclusive option until December 31, 2005 to purchase the remaining outstanding shares of Mexrail as of the date of the exercise of the option. The Company deposited the initial purchased shares of Mexrail into an irrevocable voting trust pending obtaining approval by the STB of KCS's request to acquire control of Tex-Mex. TFM has a right to repurchase all of the Mexrail stock acquired by the Company at any time for the purchase price paid by the Company, subject to any STB orders or directions. Upon any such repurchase, the agreement automatically terminates. If not exercised within two years of the date of the agreement, TFM's repurchase right expires.

The common control of KCSR and Tex-Mex under NAFTA Rail requires approval of the United States Department of Justice ("Department of Justice") and the STB in the United States. Additionally, the acquisition of Grupo TFM shares by NAFTA Rail requires the approval of Mexico's Competition Commission and the Foreign Investment Commission in Mexico. On June 25, 2003, the Company announced that it received formal written notice that Mexico's Competition Commission ("the Commission") had approved the proposed NAFTA Rail transaction. After a detailed review of the proposal, the Commission found that NAFTA Rail fully complies with Mexico's competition guidelines, and would in no way impede open competition within the transportation sector. The Commission granted its approval without conditions.

On August 1, 2003, the Company announced that the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 ("HSR") for the proposed NAFTA Rail transaction had expired without a formal request from the Department of Justice for additional information of documentary material, allowing KCS and Grupo TMM to consummate the transaction without any further delays that could have resulted from requests for additional information by the Department of Justice under U.S. antitrust laws. Under the HSR process, the Department of Justice had thirty days after notice was filed to issue a "second request" asking for various documents and information from the HSR parties. The waiting period officially expired on July 31, 2003, without action by the Department of Justice.

In a related matter, on July 31, 2003, certain KCS senior executives testified before the STB at a public hearing held to discuss and take evidence on the Company's plans to place KCSR, Gateway, and Tex-Mex under the common control of KCS. This public hearing was scheduled by the STB to allow KCS and the public to comment on this transaction, which is separate from the TFM transaction. The STB has published a procedural schedule that would result in a final decision on the Company's plan to place KCSR, Gateway and Tex-Mex under the common control of KCS by October 17, 2003.

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

Upon the terms and subject to the conditions of the agreement to acquire Grupo TFM, TMM Multimodal, S.A. de C.V., a subsidiary of Grupo TMM, will receive 18 million shares of Class A Convertible Common Stock of the Company, representing, at the time of the agreement, approximately 22% (20% voting, 2% subject to voting restrictions) of the Company, $200 million in cash (with the option to pay up to $80 million of the $200 million cash component due at closing to Grupo TMM with up to 6.4 million additional shares of Company stock) and a potential incentsive payment of between $100 million and $180 million based on the resolution of certain future contingencies. Grupo TFM owns 80% of the common stock of TFM and all the shares entitled to full voting rights. The Mexican Government owns the remaining 20% of TFM.

Subsequent to the date of the Acquisition Agreement, there have been certain differences between the Company and Grupo TMM, derived from the alleged actions or omissions of the parties. These differences have resulted in the exchange of certain communications between the legal advisors of the parties. No further actions have been taken at this time.

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

KANSAS CITY SOUTHERN RECEIVES APPROVAL OF AMENDMENT OF CREDIT AGREEMENT. On April 3, 2003, the Company received approval of its request for an amendment to certain provisions under its Amended and Restated Credit Agreement from more than 96 percent of the lenders under the agreement. As discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission, the Mexican Government has the right to require Grupo TFM to purchase the Mexican Government's interest in TFM on or after October 31, 2003. Should Grupo TFM fail to purchase the Mexican Government's interest within 60 days of notification by the Mexican Government of its obligation to buy, then Grupo TMM and KCS, or either Grupo TMM or KCS, could be required to purchase their respective portion, or all, as applicable, of the Mexican Government's interest in TFM within 60 days following written notification to Grupo TMM and KCS, or either Grupo TMM or KCS, of its or their obligation to purchase. In addition, if the Mexican Government's interest in TFM has not been purchased prior to the closure of the proposed NAFTA Rail transaction contemplated by the Acquisition Agreement, KCS shall, as a condition precedent to, and contemporaneous with, the closure of such transaction, enter into an agreement under which KCS shall assume and discharge Grupo TMM's obligation to purchase the Mexican Government's interest in TFM. The Company requested an amendment to its Amended and Restated Credit Agreement dated June 12, 2002, in order to provide flexibility in structuring the funding for the transaction to acquire the Mexican Government's interest in TFM. On April 28, 2003, the Company entered into a second amendment to its Amended and Restated Credit Agreement under which 93 percent of the lenders specifically approved the Company's investment in further equity interests of Grupo TFM, in equity interests representing 51% of Mexrail's issued and outstanding capital stock and the use of the Company's cash to acquire Mexrail, in connection with the proposed NAFTA Rail transaction to place KCSR, Tex-Mex and TFM under common control (see above).

KCS ISSUES REDEEMABLE CUMULATIVE CONVERTIBLE PERPETUAL PREFERRED STOCK. On May 5, 2003, the Company completed the sale of $200 million of Redeemable Cumulative Convertible Perpetual Preferred Stock with a liquidation preference of $500 per share in a private offering. The convertible preferred stock offering was made only by means of an offering memorandum pursuant to Rule 144A. Dividends on the convertible preferred stock will be cumulative and will be payable quarterly at an annual rate of 4.25% of the liquidation preference, when, as and if declared by the Company's board of directors. Accumulated unpaid dividends will cumulate dividends at the same rate as dividends cumulate on the convertible preferred stock. Each share of the convertible preferred stock will be convertible, under certain conditions, and subject to adjustment under certain conditions, into
33.4728 shares of the Company's common stock. On or after May 20, 2008, the Company will have the option to redeem any or all of the preferred stock, subject to certain conditions. Under certain circumstances, at the option of the holders of the preferred stock, the Company may be required to purchase shares of the convertible preferred stock from the holders. The convertible preferred stock is redeemable at the option of a holder only in the event of a "fundamental change," which is defined as "any transaction or event (whether by means of an exchange offer, liquidation, tender offer, consolidation, merger, combination, reclassification, recapitalization or otherwise) in connection with which all or substantially all of the Company's common stock is exchanged for, converted into, acquired for or constitutes solely the right to receive common stock that is not listed on a United States national securities exchange or approved for quotation on the Nasdaq National Market or similar system. The practical effect of this provision is to limit the Company's ability to eliminate a holder's ability to convert the convertible preferred stock into common shares of a publicly traded security through a merger or consolidation transaction. In no other circumstances is the Company potentially obligated to redeem the convertible preferred stock for cash. Accordingly, since the Company is in a position to control whether the Company experiences a "fundamental change," the convertible preferred stock is classified as permanent equity capital.

The net proceeds from the offering of the convertible preferred stock are expected to be used to pay a portion of the purchase price for the proposed acquisition of a controlling interest of Grupo TFM. On August, 1, 2003, KCS submitted a Form S-3 Registration Statement to the SEC to register for resale by the holders the convertible preferred stock and the common stock into which such preferred stock may be converted. This registration statement is currently pending review by the SEC. KCS will not receive any proceeds from the sale of the securities under this registration statement.

RESULTS OF OPERATIONS

The following table summarizes the income statement components of the Company for the three and six months ended June 30, 2003 and 2002, respectively, for use in the analysis below. Certain prior period amounts have been reclassified to conform to the current period presentation (IN MILLIONS):

                                        Three Months           Six Months
                                       Ended June 30,        Ended June 30,
                                    --------------------- ----------------------
                                       2003      2002        2003       2002
                                    --------------------- ----------------------

Revenues                            $    146.3 $   139.2  $    286.5 $    283.1
Costs and expenses                       132.1     124.7       265.5      255.2
                                    ---------- ---------- ---------- -----------
Operating income                          14.2      14.5        21.0       27.9
Equity in net earnings (losses) of
  unconsolidated affiliates               (2.5)     11.7         4.5       16.6
Gain on sale of Mexrail, Inc.                -         -           -        4.4
Interest expense                         (11.7)    (10.5)      (23.2)     (21.8)
Debt retirement costs                        -      (4.3)          -       (4.3)
Other income                               1.5       4.4         2.8        8.8
                                    ---------- ---------- ---------- -----------
Income before income taxes and
  cumulative effect of accounting
  change                                   1.5      15.8         5.1       31.6
Income tax provision                       2.0       1.3         0.9        5.4
                                    --------------------- ---------- -----------
Income before cumulative effect
  of accounting change                    (0.5)     14.5         4.2       26.2
Cumulative effect of accounting
  change, net of income taxes                -         -         8.9          -
                                    ---------- ---------- ----------------------
Net income (loss)                    $    (0.5)$    14.5  $     13.1 $     26.2
                                    ========== ========== ========== ===========


The following table summarizes consolidated KCS revenues, including the revenues and carload statistics of KCSR, for the three and six months ended June 30, 2003 and 2002, respectively. Certain prior period amounts have been reclassified to reflect changes in the business groups and to conform to the current period presentation.


                                                                                             Carloads and
                                              Revenues                                    Intermodal Units
                             --------------------------------------------    -------------------------------------------
                                            (IN MILLIONS)                                  (IN THOUSANDS)
                                 Three months           Six months               Three months           Six months
                                ended June 30,        ended June 30,            ended June 30,        ended June 30,
                             --------------------------------------------    --------------------- ---------------------

                                2003       2002       2003       2002           2003      2002       2003       2002
                             --------------------------------------------    --------------------- ---------------------
General commodities:
   Chemical and petroleum      $   30.6   $   33.8   $   61.8   $   65.7           34.3      37.8       70.3       73.7
   Paper and forest                38.4       34.1       72.3       66.1           47.4      45.0       92.2       88.9
   Agricultural and mineral        27.2       23.8       52.4       49.0           35.3      31.4       68.7       64.4
                             --------------------------------------------    --------------------- ---------------------
Total general commodities          96.2       91.7      186.5      180.8          117.0     114.2      231.2      227.0
   Intermodal and automotive       14.9       15.9       28.4       30.8           77.9      74.2      149.7      143.7
   Coal                            22.1       21.5       46.3       50.3           45.7      46.6       92.9      105.1
                             --------------------------------------------    --------------------- ---------------------
Carload revenues and carload
   and intermodal units           133.2      129.1      261.2      261.9          240.6     235.0      473.8      475.8
                                                                             ===================== =====================
Other rail-related revenues        11.4        8.4       22.2       17.5
                             --------------------------------------------
   Total KCSR revenues            144.6      137.5      283.4      279.4
Other subsidiary revenues           1.7        1.7        3.1        3.7
                             --------------------------------------------
   Total consolidated
    revenues                   $  146.3   $  139.2   $  286.5   $  283.1
                             ============================================


The following table summarizes KCS's consolidated costs and expenses for the three and six months ended June 30, 2003 and 2002, respectively. Certain prior period amounts have been reclassified to conform to the current year presentation. (in millions)

                                      Three Months             Six Months
                                     Ended June 30,          Ended June 30,
                                  ----------------------  ----------------------

                                     2003       2002         2003       2002
                                  ----------------------  ----------------------

Compensation and benefits         $     47.5 $     46.5   $     98.0 $     95.9
Depreciation and amortization           16.0       14.6         31.9       29.5
Purchased services                      15.2       13.9         30.3       27.9
Operating leases                        14.2       13.8         28.5       27.3
Fuel                                    11.3        9.3         24.1       18.8
Casualties and insurance                 8.4        7.2         16.5       15.1
Car hire                                 3.5        4.1          5.7        9.3
Other                                   16.0       15.3         30.5       31.4
                                  ----------------------  ----------------------
  Total consolidated costs and
   expenses                       $    132.1 $    124.7   $    265.5 $    255.2
                                  ======================  ======================


NET INCOME (LOSS). KCS recorded a net loss for the three months ended June 30, 2003 of $0.5 million (3(cents) per diluted share) compared to net income of $14.5 million (23(cents) per diluted share) for the three months ended June 30, 2002. For the second quarter of 2003, KCS experienced a $7.1 million increase in consolidated revenues and a $1.1 million improvement in the equity in losses of other unconsolidated affiliates (PCRC and Southern Capital). However, a $15.3 million decrease in equity in earnings of Grupo TFM, a $7.4 million increase in consolidated operating expenses, a $2.9 million decrease in other income, a $1.2 million increase in interest expense, and a $0.7 million increase in the provision for income taxes contributed to a net loss for the quarter. This quarter to quarter decrease in net income was also partially offset by debt retirement costs of $4.3 million reported in the three months ended June 30, 2002. Because of the net loss experienced in the second quarter of 2003, 1.4 million shares related stock options were excluded from the earnings per share calculation due to their antidilutive effects on diluted earnings per share.

Net income for the six months ended June 30, 2003 was $13.1 million (19(cents) per diluted share) compared to $26.2 million (42(cents) per diluted share) for the six months ended June 30, 2002. This $13.1 million decline in net income was primarily the result of a $13.2 million decrease in equity in earnings of Grupo TFM, a $10.3 million increase in consolidated operating expenses, a $6.0 million decrease in other income, a $1.4 increase in interest expense as well as the effect of the $4.4 million gain on the sale of Mexrail recorded in the six months ended June 30, 2002. These factors, which led to a period to period decrease in net income, were partially offset by a one-time benefit of $8.9 million (net of taxes of $5.6 million) reported during the six months ended June 30, 2003 relating to the cumulative effect of an accounting change, a $4.5 million decrease in the provision for income taxes, the effect of $4.3 million in debt retirement costs reported in the six months ended June 30, 2002, a $3.4 million increase in consolidated revenues, and a $1.1 million improvement in the equity in net losses of other unconsolidated affiliates (PCRC and Southern Capital).

REVENUES. Consolidated revenues for the three and six months ended June 30, 2003 increased $7.1 million and $3.4 million to $146.3 million and $286.5 million, respectively compared to $139.2 million and $283.1 million for the three and six months ended June 30, 2002, respectively. During the second quarter of 2003, KCSR experienced revenue growth in the majority of its commodity groups, including coal, agricultural and mineral products, paper and forest products, and intermodal traffic compared to the second quarter of 2002. These increases were generally driven by increased production and customer demand, increased consumption of certain goods, as well as increased import and export trade. These increases were partially offset by revenue declines in certain chemical and petroleum products as a result of continued high prices for petroleum and natural gas, which has led to reduced production. Revenues for the second quarter of 2003 include approximately $1.4 million related to reductions of certain customer allowances and reserves. The revenue increase for the six months ended June 30, 2003 resulted from similar trends noted during the second quarter of 2003. The following discussion provides an analysis of KCSR revenues by commodity group for the quarter and year to date ended June 30, 2003.

     CHEMICAL AND PETROLEUM PRODUCTS. Revenues for chemical and petroleum products for the three and six months ended June 30, 2003 continue to be impacted by, among other factors, the sluggish U.S. economy and decreased $3.2 million (9.5%) and $3.9 million (5.9%), respectively, compared to the same periods in 2002. For both the quarter and six months ended June 30, 2003, lower revenues for agri-chemicals, organic products, petroleum and plastic products were partially offset by improved revenues for gases and inorganic products. Lower revenues for agri-chemicals for the three and six months ended June 30, 2003 were primarily the result of continued lower production by customers. These decreases were partially offset by increased sulfuric acid and fertilizer movements to Mexico. Lower petroleum product revenues for the three and six months ended June 30, 2003 resulted from the continued weakness in the North American economy as well as the adverse effects of high natural gas prices (both a feedstock and a source of energy for producers)on petroleum production. Plastics revenues declined for both the quarter and year to date ended June 30, 2003 compared to the same 2002 period due to the loss of a customer. Increases in revenue for gases and inorganic products were primarily the result of increased production by certain customers as well as increases in customer demand. Chemical and petroleum products revenue accounted for 23.0% and 26.2% of
carload  revenues   for  the  three  months  ended  June  30,  2003  and  2002, respectively, and 23.7% and 25.1% of carload revenues for the six months ended June 30, 2003 and 2002, respectively.

     PAPER AND FOREST PRODUCTS. Revenues for paper and forest products for the three and six months ended June 30, 2003 increased $4.3 million (12.6%) and $6.2 million (9.4%), respectively, compared to the same periods in 2002. For the three months ended June 30, 2003, KCSR experienced higher revenues for pulp and paper, scrap paper, pulpwood/logs/chips, lumber and plywood and military/other carloads while metal and scrap product revenue was relatively flat. For the six months ended June 30, 2003, higher revenues for pulp and paper, scrap paper, pulpwood/logs/chips, lumber and plywood and metal/scrap product were partially offset by decreases in military/other carloads. Increased revenues for pulp and paper products as well as scrap paper primarily resulted from increases in production by papermills, while increases in lumber and plywood products were the result of continued improvements in the housing and homebuilding industry due to strong housing starts. Increases in revenues for pulpwood/logs/chips for the three and six-month periods ended June 30, 2003 resulted from higher production by certain customers. Military and other carloads were relatively flat quarter to quarter, but decreased $0.5 million for the six months ended June 30, 2003 compared to the same period in 2002 as a result of certain military training exercises, for which KCSR handles equipment transportation, being cancelled due to the associated military buildup and deployment of troops to the Middle East. Metal and scrap products revenue increased for the six months ended June 30, 2003 as a result of increases in consumption as well as increases in exports to Mexico. Paper and forest products revenue accounted for 28.8% and 26.4% of carload revenues for the three months ended June 30, 2003 and 2002, respectively, and 27.7% and 25.2% of carload revenues for the six months ended June 30, 2003 and 2002, respectively.

     AGRICULTURAL AND MINERAL PRODUCTS. Revenues for agricultural and mineral products for the three and six months ended June 30, 2003 increased $3.4 million (14.3%) and $3.4 million (6.9%), respectively, compared to the same periods in 2002. For the three and six months ended June 30, 2003, KCSR experienced revenue growth for domestic grain products, export grain products, food products, ore and mineral products as well as stone, clay and glass products. Revenue increases for domestic grain products were primarily the result of a new contract with an existing customer yielding longer hauls and therefore, an increase in KCSR's related revenue. These increases were partially offset by the effects of continued declines in poultry production, reducing the demand for grain shipments to the Company's poultry producing customers. Increases in revenues for export grain reflects higher volume of grain exports to Mexico. For the three months ended June 30, 2003, export grain revenue growth was also impacted by growth in the movement of Canadian wheat to Mexico. Increases in revenues for food products were the result of a new contract with an existing customer yielding increased carloads as well as longer hauls. Food product revenues were also higher due to record beer shipments from Mexico into the United States and Canada. Revenue increases for ores and minerals products were the result of increased demand from producers. Agricultural and mineral products revenue accounted for 20.4% and 18.4% of carload revenues for the three months ended June 30, 2003 and 2002, respectively, and 20.0% and 18.7% of carload revenues for the six months ended June 30, 2003 and 2002, respectively.

     INTERMODAL AND AUTOMOTIVE. Intermodal and automotive revenues for the three and six months ended June 30, 2003 declined $1.0 million (6.3%) and $2.4 million (7.8%), respectively compared to the same periods in 2002. Automotive revenues declined $1.4 million and $3.7 million, respectively, for the three and six months ended June 30, 2003 compared to the same periods in 2002 as the loss of certain Ford and General Motors traffic in the second quarter of 2002 was fully realized in 2003. Revenue declines in automotive were also negatively impacted by the effects of the sluggish economy on the automotive industry as a whole. Automotive revenue losses were partially mitigated by the effect of revenues associated with parts traffic obtained in the first quarter of 2003. Intermodal revenues for the three and six months ended June 30, 2003 increased as a result of increased intermodal traffic, associated with Norfolk Southern Railway Company and CSX Corporation. Intermodal and automotive revenue accounted for 11.2% and 12.3% of carload revenues for the three months ended June 30, 2003 and 2002, respectively, and 10.9% and 11.8% of carload revenues for the six months ended June 30, 2003 and 2002, respectively.

     COAL. Coal revenues for the three months ended June 30, 2003 increased $0.6 million (2.8%) compared to the same period in 2002 while decreasing $4.0 million (7.9%) for the six months ended June 30, 2003 compared to the same period in 2002. The quarter to quarter increase in coal revenues was primarily the result of increased customer demand.

Additionally, revenue per-carload improved as a result of the use of aluminum cars, which are capable of greater hauling capacity. These increases in revenue were partially offset by reduced shipments to certain power generating stations as a result of scheduled maintenance shutdowns. For the six months ended June 30, 2003, coal revenues decreased as a result of the loss of a coal customer in April of 2002 as well as a decline in net tons shipped due to lower customer demand. Coal revenues were also impacted by scheduled maintenance shutdowns in 2003, which where longer in duration compared to the same period in 2002. These factors, which led to a reduction in coal revenues for the six months ended June 30, 2003, were partially offset by the effects of higher per-carload revenues as discussed above. Coal revenue accounted for 16.6% and 16.7% of carload revenues for the three months ended June 30, 2003 and 2002, respectively, and 17.7% and 19.2% of carload revenues for the six months ended June 30, 2003 and 2002, respectively.

     OTHER. Other rail related revenues for the three and six months ended June 30, 2003 increased $3.0 million and $4.7 million, respectively compared to the same periods in 2002. These increases were primarily the result of higher demurrage revenue of $0.8 million and $2.2 million, respectively, as well as higher switching revenue of $0.4 million and $0.5 million, respectively, which partially resulted from improved operating efficiencies associated with the implementation of the Company's transportation operating platform, Management Control System ("MCS") in third quarter 2002. Haulage revenue was relatively flat for the three and six months ended June 30, 2003 compared to the same periods in 2002.

COSTS AND EXPENSES. Consolidated costs and expenses for the three and six months ended June 30, 2003 increased $7.4 million (5.9%) and $10.3 million (4.0%), respectively, compared to the same periods in 2002. For the three months ended June 30, 2003, this increase was the result of higher operating expenses at KCSR of approximately $6.3 million as well as higher operating expenses at certain other subsidiaries of $1.1 million. For the six months ended June 30, 2003, this increase was the result of higher operating expenses at KCSR of approximately $12.1 million, partially offset by lower operating expenses at certain other subsidiaries of $1.8 million. Operating expenses for the three and six months ended June 30, 2003 were most significantly impacted by increases in fuel costs. See further discussion below for a more comprehensive discussion of operating expenses.

     COMPENSATION AND BENEFITS. Consolidated compensation and benefits expense increased $1.0 million and $2.1 million, respectively for the three and six months ended June 30, 2003 to $47.5 million and $98.0 million, respectively, from $46.5 million and $95.9 million for the same periods in 2002. These increases were primarily the result of an increase in certain union wage rates as a result of the settlement of certain contracts in the third quarter of 2002, higher health insurance related costs, and slightly higher crew starts on increased traffic volumes but mitigated by more efficient train operations.

     DEPRECIATION AND AMORTIZATION. Consolidated depreciation and amortization expense was $16.0 million and $31.9 million for the three and six months ended June 30, 2003, respectively, compared to $14.6 million and $29.5 million for the three and six months ended June 30, 2002, respectively. The increase in depreciation expense for both the quarter and year to date periods resulted primarily from the implementation of MCS, which increased depreciation expense for the three and six months ended June 30, 2003 by approximately $1.2 million and $2.4 million, respectively.

     PURCHASED SERVICES. Consolidated purchased services expense for the three and six months ended June 30, 2003 increased $1.3 million and $2.4 million, respectively, to $15.2 million and $30.3 million, respectively, compared to $13.9 million and $27.9 million, respectively, for the same periods in 2002. For both the quarter and year to date, these increases were primarily the result of increased legal expenses related to the settlement of certain casualty claims as well as additional lift fees incurred due to increased intermodal traffic and higher car and locomotive repairs being performed by outside parties. Quarter to quarter purchased services were also impacted by the effect of an insurance recovery credit of approximately $1.8 million realized in the second quarter of 2002.

     OPERATING LEASES. Consolidated operating lease expense for the three and six months ended June 30, 2003 increased $0.4 million and $1.2 million, respectively, to $14.2 million and $28.5 million, respectively, from $13.8 million and $27.3 million, respectively, for the same periods in 2002. These increases were partially related to the lease of maintenance vehicles and work equipment, which in prior periods were owned by KCSR. These increases were partially mitigated by reduced expense related to other equipment leases due to better fleet utilization. Additionally, for the six months ended June 30, 2003, operating leases increased partially as a result of the timing of the lease for the Company's new corporate headquarters building. The Company began leasing this facility in the second quarter of 2002.

     FUEL. Consolidated fuel expense for the three and six months ended June 30, 2003 increased $2.0 million and $5.3 million, respectively, to $11.3 million and $24.1 million, respectively, compared to $9.3 million and $18.8 million, respectively, for the same periods in 2002. The $2.0 million quarter to quarter increase was the result of a 24% increase in the average price per gallon of fuel (adjusted for the effects of the Company's fuel hedging program). This increase was partially mitigated by a 1.3% decrease in fuel consumption. The $5.3 million year to date increase was the result of a 33% increase in the average price per gallon of fuel (adjusted for the effects of the Company's fuel hedging program) partially mitigated by the effects of a 3.5% decrease in fuel consumption. Fuel cost represented approximately 8.6% and 9.1%, espectively, of consolidated costs and expenses for the three and six months ended June 30, 2003 compared to 7.5% and 7.4%, respectively, for the same periods in 2002.

     CASUALTIES AND INSURANCE. Consolidated casualties and insurance expense for the three and six months ended June 30, 2003 increased $1.2 million and $1.4 million, respectively, to $8.4 million and $16.5 million, respectively, compared to $7.2 million and $15.1 million, respectively, for the same periods in 2002. This increase was primarily the result of higher insurance costs, partially offset by reduced personal injury, equipment damage and derailment expenses. On a comparative basis, casualties and insurance expense for the three and six months ended June 30, 2003 was also impacted by the effect of an insurance recovery of $1.1 million in the second quarter of 2002.

     CAR HIRE. Consolidated net car hire expense was $3.5 million and $5.7 million, respectively, for the three and six months ended June 30, 2003 compared to $4.1 million and $9.3 million, respectively, for the same periods in 2002. This decrease in net car hire expense for both the three and six-month periods ended June 30, 2003 was the result of an increase in the number of KCSR freight cars being used by other railroads due to improved fleet utilization associated with the implementation of MCS. This decrease for both periods was partially offset by the impact of an increase in the number of freight cars from other railroads on the Company's rail line.

     OTHER EXPENSES. Consolidated other expenses for the three months ended June 30, 2003 increased $0.7 million to $16.0 million from $15.3 million for the same period in 2002. This increase was primarily the result of higher cost of sales related to the Company's tie treating facility and an increase in other employee related expenses. For the six months ended June 30, 2003, other expenses decreased $0.9 million to $30.5 million from $31.4 million for the same period in 2002, primarily due to lower materials and supplies expense.

     OPERATING INCOME AND KCS OPERATING RATIO. Consolidated operating income for the three months ended June 30, 2003 decreased $0.3 million to $14.2 million from $14.5 million for the same period in 2002, resulting from a $7.4 million increase in operating expenses partially offset by a $7.1 million increase in revenue. For the six months ended June 30, 2003, consolidated operating income decreased $6.9 million to $21.0 million from $27.9 million for the same period in 2002. This decrease was the result of a $10.3 million increase in operating expenses partially offset by a $3.4 million increase in revenues. For the three months ended June 30, 2003 and 2002, the consolidated operating ratio for KCS was 90.3% and 89.6%, respectively. For the six months ended June 30, 2003 and 2002, the consolidated operating ratio for KCS was 92.7% and 90.1%, respectively.

INTEREST EXPENSE. Consolidated interest expense for the three and six months ended June 30, 2003 increased $1.2 million and $1.4 million, respectively, to $11.7 million and $23.2 million, respectively, from $10.5 million and $21.8 million, respectively, for the same periods in 2002. Interest expense rose in each of these periods due to higher interest rates arising from a shift to more fixed rate debt in June 2002, partially offset by the impact of lower debt balances. Consolidated debt balances declined $14.9 million from $595.0 million at June 30, 2002 to $580.1 million at June 30, 2003.

DEBT RETIREMENT COSTS. Net income for the three and six months ended June 30, 2002 includes debt retirement costs of $4.3 million related to the debt refinancing during the second quarter of 2002.

OTHER INCOME. For the three and six months ended June 30, 2003 consolidated other income decreased $2.9 million and $6.0 million, respectively, compared to the same periods in 2002. These declines were primarily due to substantially lower gains on the sale of non-operating property during the quarter and year-to-date periods ended June 30, 2003 compared to the same 2002 periods. Gains recorded on the sale of non-operating property were $3.5 million and $6.8 million for the three and six months ended June 30, 2002, respectively. During the three and six months ended June 30, 2003, there were no significant gains on the sale of non-operating property.

INCOME TAX EXPENSE. The consolidated income tax provision for the three months ended June 30, 2003 was $2.0 million compared to $1.3 million for the same period in 2002. This increase in the income tax provision was primarily the result of the impact of debt retirement costs recorded in the second quarter of 2002 partially offset by lower domestic operating income, a decline in other income and higher interest costs. For the six months ended June 30, 2003, the consolidated income tax provision was $0.9 million compared to $5.4 million for the same period in 2002. This decrease in the income tax provision was primarily the result of reduced domestic operating income as well as the impact of the gain on the sale of

Mexrail recorded in the six months ended June 30, 2002 and a decline in other income for the six months ended June 30, 2003. This decrease was partially offset by the impact of debt retirement costs recorded in the same period in 2002. Exclusive of equity earnings in Grupo TFM, the consolidated effective income tax rate for the three and six months ended June 30, 2003 was approximately 53% and 180% respectively, compared to 46% and 39%, respectively, for the same periods in 2002. This variance in the effective tax rate was primarily the result of changes in associated book/tax temporary differences, the level of pre-tax income, and the impact of permanent book/tax differences on the effective rate computation.

EQUITY IN NET EARNINGS (LOSSES) OF UNCONSOLIDATED AFFILIATES. For the three months ended June 30, 2003, KCS recorded equity in net earnings (losses) of unconsolidated affiliates of ($2.5) million compared to equity in net earnings (losses) of unconsolidated affiliates of $11.7 million for the same period in 2002. This $14.2 million quarter to quarter decrease resulted primarily from a $15.3 million decrease in equity in net earnings (losses) from Grupo TFM. Grupo TFM's earnings for the second quarter of 2003 were adversely impacted by a $42.5 million increase in the U.S. GAAP deferred tax provision, which primarily resulted from the strengthening of the Mexican peso compared to the United States dollar during 2003 as well as lower future Mexican corporate tax rates. These rate changes had the effect of reducing Grupo TFM's deferred tax asset, thus increasing Grupo TFM's deferred tax provision. Grupo TFM's deferred tax assets are the result of prior year net operating losses for income tax purposes. For the three months ended June 30, 2003, revenues for Grupo TFM declined approximately $9.7 million (5%) compared to the same period in 2002 due partially to the weakening of the Mexican peso versus the United States dollar on a year over year basis. Operating expenses for Grupo TFM for the three months ended June 30, 2003 increased $11.2 million (12%) primarily as a result of an $11.0 million increase in the deferred profit-sharing expense as well as a $4.0 million (33%) increase in fuel expense. The Company's equity in earnings (losses) of Grupo TFM was also impacted by the Company's increased ownership of Grupo TFM to 46.6% from 36.9%, which the Company obtained indirectly in July 2002 as a result of the purchase by TFM of the Mexican government's 24.6% ownership of Grupo TFM. Interest expense for Grupo TFM increased approximately $7.2 million for the three months ended June 30, 2003 compared to the same period in 2002 primarily as a result of increased debt costs related to the acquisition of the Mexican government's ownership of Grupo TFM.

For the six months ended June 30, 2003, KCS recorded equity in earnings of unconsolidated affiliates of $4.5 million compared to $16.6 million for the same period in 2002. This $12.1 million year to year decrease resulted primarily from a $13.2 million decrease in equity in earnings from Grupo TFM. For the six months ended June 30, 2003, Grupo TFM's earnings were adversely impacted by a $24.8 million decrease in deferred income tax benefits as calculated under U.S. GAAP. Also impacting Grupo TFM's earnings for the six months ended June 30, 2003 was a $12.0 million decrease in revenues as well as a $15.0 million increase in operating expenses. Revenues for Grupo TFM were adversely affected by the devaluation of the Mexican peso against the United States dollar on a year over year basis which resulted in a reduction of revenues of approximately $21.9 million period to period, as well as a 23% decrease in automotive product revenue related to lower North American automotive sales. The Company's equity in earnings of Grupo TFM for the six months ended June 30, 2003 was also affected by the Company's increased ownership percentsage of Grupo TFM. For the six months ended June 30, 2003, interest expense for Grupo TFM increased approximately $15.4 million compared to the same period in 2002 primarily as a result of increased debt costs related to the acquisition of the Mexican government's ownership of Grupo TFM.

The Company reports its equity in Grupo TFM under U.S. GAAP while Grupo TFM reports under International Accounting Standards ("IAS"). Because the Company is required to report its equity in earnings (losses) in Grupo TFM under U.S. GAAP and Grupo TFM reports under IAS, differences in deferred income tax calculations and the classification of certain operating expense categories occur.

For the three and six months ended June 30, 2003, equity in losses from other unconsolidated affiliates was $0.2 million and $1.3 million, respectively, compared to $1.3 million and $1.2 million for the three and six months ended June 30, 2002, respectively. For the three and six months ended June 30, 2003, losses from the operations of the PCRC were $1.5 million and $2.3 million respectively, compared to $2.0 million and $3.8 million, respectively, for the same periods in 2002. These losses were partially offset by earnings from Southern Capital. For the three and six months ended June 30, 2003, earnings for Southern Capital were $1.0 million and $2.0 million, respectively, compared to a loss of $0.7 and net earnings of $1.2 million, respectively, for the same periods in 2002. PCRC is currently not operating at full capacity due to delays in the completion of expansion at the port of Balboa in Panama. Phase I of the Balboa port expansion is expected to be completed near the end of 2003, at which time the revenues of PCRC are anticipated to increase, which is expected to improve the financial performance of PCRC.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE. The Company adopted the provisions of Statement of Financial Accounting Standard ("SFAS 143") effective January 1, 2003. As a result, the Company changed its method of accounting for removal costs of certain track structure assets and recorded a one-time benefit of $8.9 million (net of income taxes of $5.6 million) for the first quarter of 2003. This change is reported as a cumulative effect of an accounting change in the accompanying consolidated financial statements.

TRENDS AND OUTLOOK

For the second quarter and year to date ended June 30, 2003, consolidated revenue for the Company increased compared to the same periods in 2002 as certain commodity segments experienced revenue growth despite an economy that has experienced only limited improvement within certain sectors. The Company's consolidated operating expenses also increased during the quarter and year-to-date periods ended June 30, 2003. As a result, the Company's operating income for the second quarter and year to date ended June 30, 2003 was lower by $0.3 million and $6.9 million, respectively, compared to the same periods in 2002. For both the second quarter and year to date, increases in the Company's consolidated operating expenses were driven primarily by increases in fuel costs, legal fees and increased insurance costs.

Equity in earnings from unconsolidated affiliates was significantly impacted by reductions in earnings from Grupo TFM for both the quarter and year to date ended June 30, 2003 due mostly to deferred income tax calculations under U.S. GAAP related to the U.S. dollar/Mexican peso exchange rate as well as future Mexican income tax rates. Also affecting earnings from Grupo TFM was a reduction in revenues coupled with an increase in operating expenses for both the quarter and year to date periods ended June 30, 2003. These factors, as well as an increased ownership percentsage in Grupo TFM as a result of the purchase, by TFM, of the Mexican government's 24.6% ownership of Grupo TFM led to a decrease in equity in earnings (losses) from unconsolidated affiliates.

Additionally, for the year to date ended June 30, 2003, net income was favorably affected by a one-time benefit of $8.9 million (net of income taxes of $5.6 million), related to the cumulative effect resulting from a required change in the method of accounting for removal costs of certain railroad track structures. These factors contributed to the Company's second quarter and year to date ended June 30, 2003 diluted earnings per share, which decreased 113% and 55% to (3(cents)) and 19(cents) per diluted share, respectively, from 23(cents) and 42(cents) per diluted share, respectively, for the same periods in 2002.

A current outlook for the Company's businesses for the remainder of 2003 is as follows: (refer to the first paragraph of "Overview" section of this Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, regarding forward-looking comments)

For the second half of 2003, management will continue to focus on improving domestic operations. As discussed in "Recent Developments - KCS and TMM Announce Agreements Placing TFM, The Texas Mexican Railway Company, Gateway Eastern Railway Company and The Kansas City Southern Railway Company Under Common Control," management has announced a series of agreements that have been approved by the respective boards of directors of the Company and Grupo TMM, that will, following shareholder and regulatory approval, place KCSR, Tex-Mex, Gateway Eastern, and TFM under the common control of a single transportation holding company, NAFTA Rail, to be headquartered in Kansas City, Missouri. Management expects common control of these three railroads, which are already physically linked in an end-to-end configuration, to improve operating efficiency and competition by giving shippers in the NAFTA trade corridor a stronger transportation alternative.

Management expects overall KCSR revenues to increase slightly for the second half of 2003 compared to the same period in 2002. Except as discussed herein, assuming normalized rail operations, management expects KCSR's variable costs and expenses to be proportionate with revenue activity. Fuel prices will fluctuate subject to market conditions. To mitigate the market risk associated with fuel, KCSR currently has approximately 19% of its remaining budgeted fuel usage hedged for 2003 through purchase commitments as well as fuel swaps, both of which reduce the risk of the adverse impact of rising fuel prices. Insurance costs are expected to rise commensurate with market conditions.

The Company expects to continue to participate in the earnings/losses from its equity investments in Grupo TFM, Southern Capital and PCRC. Due to the variability of factors affecting the Mexican economy, management can make no assurances as to the impact that a change in the value of the Mexican peso or a change in Mexican inflation will have on the results of Grupo TFM. In addition, upon consummation of the transactions to place KCSR, TFM and Tex-Mex under common control, if it occurs, the Company expects to consolidate the results of operations of TFM and Tex-Mex into its consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Summary cash flow data for the Company is as follows (IN MILLIONS):

                                                    Six Months
                                                  Ended June 30,
                                               ----------------------
                                                 2003        2002
                                               ----------  ----------
Cash flows provided by (used for):
  Operating activities                         $    46.9   $    57.8
  Investing activities                             (62.4)        6.0
  Financing activities                             188.4       (65.0)
                                                ----------  ----------
  Cash and cash equivalents:
   Net increase (decrease)                         172.9        (1.2)
   At beginning of year                             19.0        24.7
                                               ----------  ----------
   At end of period                            $   191.9   $    23.5
                                               ==========  ==========


During the six months ended June 30, 2003, the Company's consolidated cash position increased $172.9 million from December 31, 2002, primarily as a result of the issuance of preferred stock, operating cash inflows, proceeds from the disposal of property and the proceeds from employee stock plans. These increases were partially offset by investments in affiliates, debt repayments, property acquisitions and to pay a portion of the investment in Mexrail. Net operating cash inflows were $46.9 million and $57.8 million for the six months ended June 30, 2003 and 2002, respectively. The $10.9 million decrease in operating cash flows was primarily attributable to changes in working capital balances, resulting mainly from the timing of payments and receipts, partially offset by net income as adjusted for non-cash items.

Net investing cash inflows (outflows) were ($62.4) million and $6.0 million for the six months ended June 30, 2003 and 2002, respectively. This $68.4 million decrease was primarily a result of proceeds received from the sale of Mexrail of $31.4 million during the first quarter of 2002 and by a $32.7 million investment to purchase 51% of Mexrail during the second quarter of 2003. Additionally, proceeds from the sale of property for the six months ended June 30, 2003 were $8.4 million less than for the same period in 2002. These factors, which led to a decrease in net investing cash flows, were partially offset by a $6.5 million decline in cash outflows for capital expenditures for the six months ended June 30, 2003.

Net financing cash inflows for the first six months of 2003 were $188.4 million compared to net financing cash outflows of $65.0 million for the first six months of 2002. This difference was primarily due to the issuance of preferred stock of $193.2 during the second quarter of 2003 as well as net repayments of long-term debt of $63.4 million during the first six months of 2002 compared to net repayments of long-term debt of $2.5 million during the first six months of 2003.

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

The Company's consolidated ratio of debt to total capitalization was 37.5% and 43.6% at June 30, 2003 and December 31, 2002, respectively. The Company's debt decreased $2.5 million from $582.6 million at December 31, 2002 to $580.1 million at June 30, 2003 as a result of net repayments of long-term debt. This decrease in debt was coupled with an increase in the Company's stockholders' equity of $212.0 million to $964.9 million at June 30, 2003. This increase was due primarily to the issuance of preferred stock of $193.2 million, net income of $13.1 million and the issuance of common stock under employee stock plans.

In addition to operating cash flows, the Company has financing available under a senior secured revolving credit facility ("Credit Facility") with a maximum borrowing amount of $100 million. As of June 30, 2003, all $100 million was available under the Credit Facility. The Amended and Restated Credit Agreement contains, among other provisions, various financial covenants. As a result of certain financial covenants contained in the Amended and Restated Credit Agreement, maximum utilization of the Company's Credit Facility may be restricted.

On May 5, 2003, the Company issued $200 million of Redeemable Cumulative Convertible Perpetual Preferred Stock with a liquidation preference of $500 per share in a private offering. The net proceeds from the offering of the convertible preferred stock are expected to be used to pay a portion of the purchase price for the proposed acquisition of a controlling interest of Grupo TFM. On August, 1, 2003, KCS submitted a Form S-3 Registration Statement to the SEC to register for resale by the holders the convertible preferred stock and the common stock into which such preferred stock may be converted. This registration statement is currently pending review by the SEC. KCS will not receive any proceeds from the sale of the securities under this registration statement. If the acquisition of the controlling interest of Grupo TFM were not completed, the Company would explore alternative uses of the cash receipts realized from the issuance of the Redeemable Cumulative Convertible Perpetual Preferred Stock in the private offering.

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

As discussed in the 2002 Form 10-K, if on October 31, 2003, the Mexican Government has not sold all of its capital stock in TFM, Grupo TFM is obligated to purchase the capital stock at the initial share price paid by Grupo TFM, adjusted for Mexican inflation and changes in the U.S. Dollar/Mexican Peso exchange rate. Should Grupo TFM fail to purchase the interest within 60 days of notification by the Mexican Government of its obligation to buy, then Grupo TMM and KCS, or either Grupo TMM or KCS, could be required to purchase their respective portion, or all, as applicable, of the Mexican Government's interest in TFM within 60 days following written notification to Grupo TMM and KCS, or either Grupo TMM or KCS, of its or their obligation to purchase. In addition, if the Mexican Government's interest in TFM has not been purchased prior to the closure of the proposed NAFTA Rail transaction contemplated by the Acquisition Agreement, KCS shall, as a condition precedent to, and contemporaneous with, the closure of such transaction, enter into an agreement under which KCS shall assume and discharge Grupo TMM's obligation to purchase the Mexican Government's interest in TFM. If KCS and Grupo TMM, or either KCS or Grupo TMM alone had been required to purchase the Mexican Government's 20% interest in TFM, the total purchase price would have been approximately $490 million as of June 30, 2003. Based upon public disclosures made by Grupo TMM, they are not in a position to make this purchase. The Company is exploring various alternatives for financing the acquisition of the Mexican Government's interest in TFM. It is anticipated that this financing, if necessary, can be accomplished using the Company's ability to access the capital markets. No commitments for such financing have been obtained at this time. As discussed in "Recent Developments - Kansas City Southern Receives Approval of Amendment of Credit Agreement," more than 96% of the Company's lenders amended the Company's Amended and Restated Credit Agreement dated June 12, 2002. The Company requested the amendment to existing financial covenants in its Amended and Restated Credit Agreement in order to provide flexibility in structuring the funding for the transaction to acquire the Mexican Government's interest in TFM. The Company sought this amendment in order to maintain its cash position while analyzing financing alternatives. On April 28, 2003, the Company entered into a second amendment to its Amended and Restated Credit Agreement under which 93% of the lenders specifically approved the Company's investment in further equity interests of Grupo TFM, in equity interests representing 51% of Mexrail's issued and outstanding capital stock and the use of the Company's cash to acquire Mexrail, in connection with the proposed NAFTA Rail transaction to place KCSR, Tex-Mex and TFM under common control.

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

OTHER

NEW ACCOUNTING PRONOUNCEMENTS. In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 is effective for fiscal years beginning after June 15, 2002. Under SFAS 143, the fair value of a liability for an asset retirement obligation must be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. KCSR, along with other Class I railroads, depreciates track structure (rail, ties, and other track material) in accordance with regulations promulgated by the STB. These regulations require KCSR to depreciate track structure to a net salvage value (gross estimated salvage value less estimated costs to remove the track structure at the end of its useful life). For certain track structure such as ties, with little or no gross salvage value, this practice ultimately results in depreciating an asset below zero, and thus, in effect, results in a liability. Under the requirements of SFAS 143, in the absence of a legal obligation to remove the track structure, such accounting practice is prohibited. The Company adopted the provisions of SFAS 143 in the first quarter of 2003, and, as a result, reviewed its depreciation of track structures to determine instances where the depreciation of removal costs has resulted or would be expected (based on the current depreciation rate) to result in the depreciation of an asset below zero when considering net salvage value. As a result of this review, the Company estimated the excess depreciation recorded on such assets and recorded this amount as a reduction in accumulated depreciation of $14.5 million and as a cumulative effect of an accounting change of $8.9 million (net of taxes of $5.6 million) as required by SFAS 143 in the first quarter of 2003. Additionally, depreciation rates applied to certain track structure elements that were previously yielding a negative salvage value have been modified to comply with the provisions of SFAS 143. For the six months ended June 30, 2003, this resulted in a decrease in depreciation expense of approximately $0.7 million. Management currently estimates the net effect of the adoption of SFAS 143 on full year depreciation expense to be approximately $1.4 million.

In December 2002, the FASB issued Statement No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS 148"). SFAS 148 provides two additional transition methods for entities that adopt the method of accounting for stock-based compensation as defined in FASB Statement No. 123. Additionally, the statement amends the disclosure requirements of SFAS 123 to require disclosures in interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method on results of operations. The Company is currently evaluating the provisions of SFAS 148 and does not expect this pronouncement, if adopted, to have a material impact on its consolidated results of operations, financial position, or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities," ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to certain variable interest entities created after January 31, 2003 as well as certain entities created prior to this date. The Company is required to adopt this interpretation in the third quarter of 2003. The Company has performed an initial assessment of its equity method investment in Southern Capital for any potential impact this interpretation may have on its accounting for Southern Capital as an equity investment. The Company anticipates that FIN 46 will have no impact on the Company's accounting for its investment in Southern Capital since, at inception, SCC had sufficient funding and capital to absorb any expected losses.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no significant changes in the Company's Quantitative and Qualitative Disclosures About Market Risk from that previously reported in the Annual Report on Form 10-K for the year ended December 31, 2002.


ITEM 4.   CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter for which this quarterly report on Form 10-Q is filed that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

Part I, Item 1. Financial Statements, note 9 to the Consolidated Financial Statements of this Form 10-Q is hereby incorporated herein by reference.


ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 5, 2003, the Company completed the sale of $200 million (400,000 shares) of 4.25% Redeemable Cumulative Convertible Perpetual Preferred Stock, Series C, with a liquidation preference of $500 per share in a private offering under Rule 144A to qualified institutional buyers. Net proceeds to the Company were $193 million after discounts to the initial purchasers of $7 million and other expenses of the offering. Dividends on the convertible preferred stock will be cumulative and will be payable quarterly at an annual rate of 4.25% of the liquidation preference, when, as and if declared by the Company's board of directors. Accumulated unpaid dividends will cumulate dividends at the same rate as dividends cumulate on the convertible preferred stock. Each share of the convertible preferred stock will be convertible, under certain conditions, and subject to adjustment under certain conditions, into 33.4728 shares of the Company's common stock. Conversion rights arise only upon the occurrence of the following: (i) the closing sale price of the Company common stock exceeds a specified level for a specified period; (ii) upon certain credit rating downgrades; (iii) upon the convertible preferred stock trading below a certain level for a specified period; (iv) upon notice of redemption; and (v) upon the occurrence of certain corporate transactions. On or after May 20, 2008, the Company will have the option to redeem any or all of the preferred stock, subject to certain conditions. Under certain circumstances, at the option of the holders of the preferred stock, the Company may be required to purchase shares of the convertible preferred stock from the holders. The net proceeds from the offering of the convertible preferred stock are expected to be used to pay a portion of the purchase price for the proposed acquisition of a controlling interest of Grupo TFM.

On August, 1, 2003, KCS submitted a Form S-3 Registration Statement to the SEC to register for resale by the holders the convertible preferred stock and the common stock into which such preferred stock may be converted. This registration statement is currently pending review by the SEC. KCS will not receive any proceeds from the sale of the securities under this registration statement.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

Exhibit 4 Registration Rights Agreement dated May 5, 2003 among KCS, Morgan Stanly & Co. Incorporated and Deutsche Bank Securities Inc., which is attached as Exhibit 4.5 to the Company's Registration Statement on Form S-3 (Registration No. 333-107573) filed on August 1, 2003, is hereby incorporated by reference as Exhibit 4.

Exhibit 10 Placement Agreement, dated April 29, 2003, by and among Kansas City Southern and Morgan Stanley & Co. Incorporated and Deutsche Bank Securities Inc., as the initial purchasers of the Company's 4.25% Redeemable Cumulative Convertible Perpetual Preferred Stock, Series C

Exhibit 31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b) Reports on Form 8-K

      The Company filed a Current Report on Form 8-K on April 7, 2003, under
      Item 5 of such form, announcing that more than 96 percents of the lenders under its Amended and Restated Credit Agreement approved the Company's request for waiver of the financial covenants under the agreement.

      The Company furnished a Current Report on Form 8-K on April 8, 2003 announcing its first quarter 2003 meeting, conference call. The information included in this Current Report on Form 8-K was furnished pursuant to Item 9 and shall not be deemed to be filed.

      The Company filed a Current Report on Form 8-K on April 22, 2003, under
      Item 5 of such form, announcing a series of agreements that have been approved by their respective boards of directors of the Company and Grupo TMM, S.A., that will, following shareholder and regulatory approval, place The Kansas City Southern Railway Company, the Texas Mexican Railway Company, and TFM, S.A., de C.V. under the common control of a single transportation holding company, NAFTA Rail, to be headquartered in Kansas City, Missouri. As part of the transaction, KCS will change its name to NAFTA Rail, which will trade on the New York Stock Exchange.

      The Company filed a Current Report on Form 8-K on May 1, 2003, under Item 5 of such form, announcing the company's intent to sell shares of Redeemable Cumulative Convertible Perpetual Preferred Stock in a private offering. On April 30, 2003, KCS announced it had entered into an agreement, subject to standard closing conditions, to sell $175 million of Redeemable Cumulative Convertible Perpetual Preferred Stock in a private offering pursuant to Rule 144A. In addition, the Company granted the initial purchasers an option to purchase up to an additional $25 million of the preferred stock.

      The Company furnished a Current Report on Form 8-K on May 1, 2003 reporting its first quarter 2003 operating results. The information included in this Current Report on Form 8-K was furnished pursuant to Item 9 and Item 12 and shall not be deemed to be filed.

      The Company furnished a Current Report on Form 8-K on May 2, 2003 reporting information included in its private offering memorandum under Rule 144A. The securities offered in such private placement were not registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The information furnished under this Item 9 did not constitute an offer to sell, or the solicitation of an offer to buy, any security. The information included in this Current Report on Form 8-K was furnished pursuant to Item 9 and shall not be deemed to be filed.

      The Company filed a Current Report on Form 8-K on May 5, 2003, under Item 5 of such form, announcing ratings by certain rating agencies of its Redeemable Cumulative Convertible Perpetual Preferred Stock private offering. Additionally, the Company announced under the same Item 5 of such form, that the initial purchasers in the Redeemable Cumulative Convertible Perpetual Preferred Stock private offering exercised their option to purchase an additional $25 million of such preferred stock.

      The Company filed a Current Report on Form 8-K on June 26, 2003, under
      Item 5 of such form, announcing that it had received formal written notice that Mexico's Competition Commission had approved the proposed NAFTA Rail transaction.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on August 13, 2003.


Kansas City Southern

                               /S/ RONALD G. RUSS
              ----------------------------------------------------
                                 Ronald G. Russ
              Executive Vice President and Chief Financial Officer
                          (Principal Financial Officer)


                              /S/ LOUIS G. VAN HORN
              ----------------------------------------------------
                                Louis G. Van Horn
                         Vice President and Comptroller
                         (Principal Accounting Officer)