Form 10-Q
period 2003-09-30
KANSAS CITY SOUTHERN
filed 2003-11-13
CIK 54480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15
                   (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2003

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

          CLASS                                  OUTSTANDING AT OCTOBER 31, 2003

COMMON STOCK, $.01 PER SHARE PAR VALUE                       62,074,579 SHARES
--------------------------------------------------------------------------------

                              KANSAS CITY SOUTHERN

                                    FORM 10-Q
                               SEPTEMBER 30, 2003

                                      INDEX

                                                                           PAGE

PART I - FINANCIAL INFORMATION


ITEM 1.        FINANCIAL STATEMENTS

Introductory Comments                                                         2


Consolidated Balance Sheets -
    September 30, 2003 and December 31, 2002                                  3


Consolidated Statements of Income -
    Three and Nine Months Ended September 30, 2003 and 2002                   4
    Per Share Data                                                            4


Consolidated Statements of Cash Flows -
    Nine Months Ended September 30, 2003 and 2002                             5


Consolidated Statement of Changes in Stockholders' Equity -
    Nine Months Ended September 30, 2003                                      6


Notes to Consolidated Financial Statements                                    7


ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                           18


ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK    32


ITEM 4.        CONTROLS AND PROCEDURES                                       32


PART II - OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS                                             33

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS                     33

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K                              33



SIGNATURES                                                                   35
----------

                              KANSAS CITY SOUTHERN
                                    FORM 10-Q
                               SEPTEMBER 30, 2003


PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


INTRODUCTORY COMMENTS

The Consolidated Financial Statements included herein have been prepared by Kansas City Southern (the "Company" or "KCS"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and the notes thereto, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q. Results for the nine months ended September 30, 2003 are not necessarily indicative of the results expected for the full year 2003.

                              KANSAS CITY SOUTHERN
                           CONSOLIDATED BALANCE SHEETS
                              (DOLLARS IN MILLIONS)
                                                                  September 30,     December 31,
                                                                      2003              2002
                                                                 ----------------  ---------------
                                                                   (Unaudited)
 ASSETS

 Current assets:
     Cash and cash equivalents                                      $      230.2     $       19.0
     Accounts receivable, net                                              109.7            114.9
     Accounts receivable from related parties                                3.3              3.6
     Inventories                                                            36.2             34.2
     Other current assets                                                   18.0             44.5
                                                                 ----------------  ---------------
         Total current assets                                              397.4            216.2
                                                                 ----------------  ---------------

 Investments                                                               433.8            423.1

 Properties (net of $720.9 and $682.9 accumulated
      depreciation and amortization, respectively)                       1,348.9          1,337.4

 Goodwill                                                                   10.6             10.6

 Other assets                                                               27.3             21.5
                                                                 ----------------  ---------------

     Total assets                                                   $    2,218.0     $    2,008.8
                                                                 ================  ===============

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
     Debt due within one year                                       $       10.0     $       10.0
     Accounts and wages payable                                             46.6             47.7
     Accrued liabilities                                                   139.7            128.6
                                                                 ----------------  ---------------
         Total current liabilities                                         196.3            186.3
                                                                 ----------------  ---------------
 Other Liabilities
     Long-term debt                                                        568.7            572.6
     Deferred income taxes                                                 393.9            392.8
     Other liabilities and deferred credits                                 92.9            104.2
                                                                 ----------------  ---------------
         Total other liabilities                                         1,055.5          1,069.6
                                                                 ----------------  ---------------

 Stockholders' Equity
         Preferred stock                                                     6.5              6.1
         Common stock                                                        0.6              0.6
         Retained earnings                                                 851.4            748.5
         Paid in capital                                                   108.9                -
         Accumulated other comprehensive loss                               (1.2)            (2.3)
                                                                 ----------------  ---------------
         Total stockholders' equity                                        966.2            752.9
                                                                 ----------------  ---------------

     Total liabilities and stockholders' equity                     $    2,218.0     $    2,008.8
                                                                 ================  ===============


See accompanying notes to consolidated financial statements.

                              KANSAS CITY SOUTHERN
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)
                                                       Three Months                  Nine Months
                                                    Ended September 30,          Ended September 30,
                                                ---------------------------- ----------------------------
                                                    2003           2002          2003          2002
                                                -------------- ------------- ------------- --------------
Revenues                                          $     146.3    $     138.9   $     432.8   $     422.0

Costs and expenses
  Compensation and benefits                              48.4           51.2         146.4         147.1
  Depreciation and amortization                          16.2           15.8          48.1          45.3
  Purchased services                                     15.8           15.6          46.1          43.5
  Operating leases                                       14.9           13.8          43.4          41.1
  Fuel                                                   11.2            8.9          35.3          27.7
  Casualties and insurance                                9.7            6.9          26.2          22.0
  Car hire                                                2.8            5.6           8.5          14.9
  Other                                                  12.4           14.9          42.9          46.3
                                                -------------- ------------- ------------- --------------
Total costs and expenses                                131.4          132.7         396.9         387.9
Operating income                                         14.9            6.2          35.9          34.1
Equity in net earnings (losses) of
  unconsolidated affiliates:
    Grupo Transportacion Ferroviaria Mexicana,
     S.A. de C.V.                                         1.6            9.8           6.2          27.6
    Other                                                (0.9)          (0.7)         (1.0)         (1.9)
Gain on sale of Mexrail, Inc.                               -              -             -           4.4
Interest expense                                        (11.6)         (11.5)        (34.8)        (33.3)
Debt retirement costs                                       -              -             -          (4.3)
Other income                                              2.0            6.5           4.8          15.3
                                                -------------- ------------- ------------- --------------
Income before income taxes and cumulative
  effect of accounting change                             6.0           10.3          11.1          41.9
Income tax provision (benefit)                            1.7           (0.3)          2.6           5.1
                                                -------------- ------------- ------------- --------------
Income before cumulative effect of accounting
  change                                                  4.3           10.6           8.5          36.8
Cumulative effect of accounting change, net of
  income taxes                                              -              -           8.9             -
                                                -------------- ------------- ------------- --------------
Net income                                         $      4.3    $      10.6   $      17.4   $      36.8
Less: preferred stock dividends                           3.3            0.1           4.7           0.2
                                                -------------- ------------- ------------- --------------
Net income available to common shareholders        $      1.0    $      10.5   $      12.7   $      36.6
                                                ============== ============= ============= ==============
PER SHARE DATA
Basic earnings per common share
  Income before cumulative effect
    of accounting change                          $      0.02    $      0.17   $      0.06   $      0.61
  Cumulative effect of accounting change, net
    of income taxes                                        -              -           0.15             -
                                                -------------- ------------- ------------- --------------
      Net income per basic share                  $      0.02    $      0.17   $      0.21   $      0.61
                                                ============== ============= ============= ==============
Diluted earnings per common share
  Income before cumulative effect
    of accounting change                          $      0.02    $      0.17   $      0.06   $      0.59
  Cumulative effect of accounting change, net
    of income taxes                                        -              -           0.14            -
                                                -------------- ------------- ------------- --------------
      Net income per diluted share                $      0.02    $      0.17   $      0.20   $      0.59
                                                ============== ============= ============= ==============
Weighted average common shares outstanding (in
  thousands)
      Basic                                            61,765         60,481        61,607        60,123
      Potential dilutive common shares                  1,378          1,972         1,391         2,090
                                                -------------- ------------- ------------- --------------
        Diluted                                        63,143         62,453        62,998        62,213

See accompanying notes to consolidated financial statements.

                              KANSAS CITY SOUTHERN
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)
                                                                            Nine Months
                                                                        Ended September 30,
                                                                 ---------------------------------
                                                                      2003              2002
                                                                 ----------------  ---------------
CASH FLOWS PROVIDED BY (USED FOR):

OPERATING ACTIVITIES:
  Net income                                                        $       17.4     $       36.8
  Adjustments to reconcile net income to net cash
   provided by operating activities
      Depreciation and amortization                                         48.1             45.3
      Deferred income taxes                                                  7.8              1.7
      Equity in undistributed earnings of unconsolidated
       affiliates                                                           (5.2)           (25.7)
      Gain on sale of investments                                              -             (9.3)
      Gain on sale of assets                                                (4.1)           (10.0)
      Cumulative effect of accounting change                                (8.9)               -
    Tax benefit realized upon exercise of stock options                      1.4              3.6
  Changes in working capital items
    Accounts receivable                                                      5.5             18.7
    Inventories                                                             (2.0)            (7.4)
    Other current assets                                                    14.5             35.8
    Accounts and wages payable                                               0.6            (10.3)
    Accrued liabilities                                                     10.9              5.9
  Other, net                                                                (1.3)             8.9
                                                                 ----------------  ---------------
    Net cash provided by operating activities                               84.7             94.0
                                                                 ----------------  ---------------

INVESTING ACTIVITIES:
  Property acquisitions                                                    (53.4)           (63.1)
  Proceeds from disposal of property                                         8.6             17.5
  Investment in and loans to affiliates                                    (37.5)            (4.0)
  Proceeds from sale of investments, net                                    32.7             31.7
  Other, net                                                                (6.8)            (1.3)
                                                                 ----------------  ---------------
    Net cash provided by (used for) investing activities                   (56.4)           (19.2)
                                                                 ----------------  ---------------

FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                                     -            200.0
  Repayment of long-term debt                                               (3.9)          (264.8)
  Issuance of preferred stock, net                                         193.2                -
  Debt issuance costs                                                          -             (5.5)
  Proceeds from stock plans                                                  3.6              7.7
  Cash dividends paid                                                       (2.6)            (0.2)
  Other, net                                                                (7.4)            (1.2)
                                                                 ----------------  ---------------
    Net cash provided by (used for) financing activities                   182.9            (64.0)
                                                                 ----------------  ---------------

CASH AND CASH EQUIVALENTS:
  Net increase in cash and cash equivalents                                211.2             10.8
  At beginning of year                                                      19.0             24.7
                                                                 ----------------  ---------------
  At end of period                                                  $      230.2     $       35.5
                                                                 ================  ===============


See accompanying notes to consolidated financial statements.

                                         KANSAS CITY SOUTHERN
                         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                               (DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                              (UNAUDITED)

                                                                                       Accumulated
                                              $1 Par                                      Other
                                  $25 Par   Cumulative $.01 Par     Paid               Comprehensive
                                 Preferred  Preferred   Common       In      Retained     Income
                                   Stock      Stock     Stock     Capital    Earnings     (Loss)     Total
                                 ---------- ---------- --------- ---------- ---------- ----------- ----------
Balance at December 31, 2002      $     6.1   $      - $     0.6   $      - $    748.5  $     (2.3)$   752.9

Comprehensive income:
  Net income                                                                      17.4
  Change in fair value of cash
  flow hedge                                                                                   0.2
  Amortization of accumulated
  other  comprehensive income (loss)
    related to interest rate swap                                                              0.9
Comprehensive income                                                                                    18.5

Preferred stock issued                             0.4                108.9       83.8                 193.1

Dividends on $25 Par Preferred
Stock                                                                             (0.2)                 (0.2)
($0.75/share)
Dividends on $1 Par Cumulative
Preferred Stock ($11.22/share)                                                    (4.5)                 (4.5)

Options exercised and stock
  subscribed                                                                       3.1                   3.1

Stock plan shares issued from
 treasury                                                                          3.3                   3.3
                                 ---------- ---------- --------- ---------- ---------- ----------- ----------

Balance at September 30, 2003     $     6.1  $     0.4 $     0.6 $    108.9 $    851.4  $     (1.2)$   966.2
                                 ========== ========== ========= ========== ========== =========== ==========
















See accompanying notes to consolidated financial statements.

                              KANSAS CITY SOUTHERN
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ACCOUNTING POLICIES AND INTERIM FINANCIAL STATEMENTS. In the opinion of the management of KCS, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal closing procedures) necessary to present fairly the financial position of the Company and its subsidiary companies as of September 30, 2003 and December 31, 2002, the results of its operations for the three and nine months ended September 30, 2003 and 2002, its cash flows for the nine months ended September 30, 2003 and 2002, and its changes in stockholders' equity for the nine months ended September 30, 2003. The accompanying consolidated financial statements have been prepared consistently with accounting policies described in Note 2 to the consolidated financial statements included in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2002 except as discussed herein in note 10. The results of operations for the three and nine-month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year 2003. Certain comparative prior year amounts in the consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications did not impact net income.

2. EARNINGS PER SHARE DATA. Basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if convertible securities or stock options were converted into common stock or exercised. The following is a reconciliation from the weighted average shares used for the basic earnings per share computation to the diluted earnings per share computation for the three and nine months ended September 30, 2003 and 2002, respectively (in thousands):

                                                 Three Months               Nine Months
                                              Ended September 30,       Ended September 30,
                                           ------------------------  ------------------------
                                              2003         2002         2003         2002
                                           -----------  -----------  -----------  -----------
    Basic shares                               61,765       60,481       61,607       60,123
    Effect of dilution:  Stock options          1,378        1,972        1,391        2,090
    Effect of dilution:  Convertible
     preferred stock                                -            -            -           -
    Diluted shares                             63,143       62,453       62,998       62,213
                                           ===========  ===========  ===========  ===========
     Shares excluded from diluted
      computation                               1,019          175        1,034           83
                                           -----------  -----------  -----------  -----------

For the three and nine months ended September 30, 2003, 13,389 and 7,438 shares, respectively, related to the convertible preferred stock were excluded from the computation of diluted earnings per share because the inclusion of these shares would have been antidilutive to earnings per share. For the three and nine months ended September 30, 2003, 1,019 and 1,034 shares, respectively, related to stock options were excluded from the calculation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares. For the three and nine months ended September 30, 2002, 175 and 83 shares respectively, related to stock options were excluded from the calculation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares. For the three and nine months ended September 30, 2003 and 2002, earnings per share were as follows:

                                                 Three Months               Nine Months
                                              Ended September 30,       Ended September 30,
                                             ----------------------    ----------------------
                                              2003         2002         2003         2002
                                           -----------  -----------  ------------------------
    Net income                               $    4.3    $    10.6    $    17.4    $    36.8
    Less: preferred stock dividends               3.3          0.1          4.7          0.2
                                           -----------  -----------  -----------  -----------
    Net income available to common
    shareholders                             $    1.0    $    10.5    $    12.7    $    36.6
                                           ===========  ===========  ===========  ===========
    EARNINGS PER SHARE
    Basic earnings per common share
      Income before cumulative effect
         of accounting change               $    0.02    $    0.17    $    0.06    $    0.61
      Cumulative effect of accounting
         change, net of income taxes                -            -         0.15            -
                                           -----------  -----------  -----------  -----------
          Net income per basic share        $    0.02    $    0.17    $    0.21    $    0.61
                                           ===========  ===========  ===========  ===========
    Diluted earnings per common share
      Income before cumulative effect
         of accounting change               $    0.02    $    0.17    $    0.06    $    0.59
      Cumulative effect of accounting
         change, net of income taxes                -            -         0.14            -
                                           -----------  -----------  -----------  -----------
          Net income per diluted share      $    0.02    $    0.17    $    0.20    $    0.59
                                           ===========  ===========  ===========  ===========

3. INVESTMENTS. Investments in unconsolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control. Investments in unconsolidated affiliates at September 30, 2003 include, among others, equity interests in Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. ("Grupo TFM"), Southern Capital Corporation, LLC ("Southern Capital"), Mexrail, Inc. ("Mexrail"), a former 49% unconsolidated affiliate of the Company. Mexrail owns the northern half of the international railway bridge at Laredo and all of the common stock of The Texas-Mexican Railway Company ("Tex-Mex"), and the Panama Canal Railway Company ("PCRC").

The Company, it's Mexican partner, Grupo TMM, S.A. ("Grupo TMM"), and certain of Grupo TMM's affiliates entered into an agreement on February 27, 2002 with TFM, S.A. de C.V. ("TFM") to sell to TFM all of the common stock of Mexrail. The sale closed on March 27, 2002 and the Company received approximately $31.4 million for its 49% interest in Mexrail. The Company used the proceeds from the sale to reduce debt. The Company's share of the proceeds from the sale of Mexrail to TFM exceeded the carrying value of the Company's investment in Mexrail by $11.2 million. The Company recognized a $4.4 million gain on the sale of Mexrail to TFM in the first quarter of 2002, while the remaining $6.8 million of excess proceeds was deferred and is being amortized into net income over 20 years. See "Mexrail Transactions" below.

The Company is party to certain agreements with Grupo TMM covering the Grupo TFM joint venture. These agreements contain "change in control" provisions, provisions intended to preserve the Company's and Grupo TMM's proportionate ownership of the joint venture, and super-majority provisions with respect to voting on certain significant transactions. Such agreements also provide a right of first refusal in the event that either party initiates a divestiture of its equity interest in Grupo TFM and a prohibition on transfers to competitors. Under certain circumstances, such agreements could affect the Company's ownership percentage and rights in these equity affiliates. See "Notice of Termination of Joint Venture Agreement" below.

PROPOSED ACQUISITION OF GRUPO TFM FROM GRUPO TMM. On April 20, 2003, the Company entered into an agreement with Grupo TMM under which KCS ultimately would acquire control of TFM through the purchase of shares of common stock of Grupo TFM ("Acquisition Agreement"). Grupo TFM holds an 80% economic interest in TFM and all of the shares of stock with full voting rights of TFM. The remaining 20% economic interest in TFM is owned by the Mexican government in the form of shares with limited voting rights. KCS currently owns a 46.6% economic interest in Grupo TFM and 49.0% of the shares of common stock of Grupo TFM entitled to full voting rights. The Acquisition Agreement and other related agreements were designed to, following shareholder approval and regulatory approval, place The Kansas City Southern Railway Company ("KCSR"), Tex-Mex, Gateway Eastern Railway Company ("Gateway Eastern") and TFM, under the common control of a single transportation holding company, NAFTA Rail, to be headquartered in Kansas City, Missouri. As part of this NAFTA Rail transaction, subject to shareholder approval, KCS is expected to change its name to NAFTA Rail. See "Dispute over Acquisition Agreement" below.

Upon the terms and subject to the conditions of the agreement to acquire Grupo TFM, TMM Multimodal, S.A. de C.V., a subsidiary of Grupo TMM, would receive 18 million shares of Class A Convertible Common Stock of the Company, representing, at the time of the agreement, approximately 22% (20% voting, 2% subject to voting restrictions) of the Company, $200 million in cash (with the option to pay up to $80 million of the $200 million cash component due at closing to Grupo TMM with up to 6.4 million additional shares of Company stock) and a potential incentive payment of between $100 million and $180 million based on the resolution of certain future contingencies.

The common control of KCSR and Tex-Mex (See "Mexrail Transactions" below) under NAFTA Rail requires approval of the United States Department of Justice ("Department of Justice") and the Surface Transportation Board ("STB") in the United States. Additionally, the acquisition of Grupo TFM shares by NAFTA Rail requires the approval of Mexico's Competition Commission and the Mexican National Foreign Investment Commission in Mexico. See "STB Review Status" below.

KCS's solicitation for permission as a foreign investor to control TFM, through Grupo TFM, was filed with the Mexican National Foreign Investments Commission on April 25, 2003. On August 27, 2003, KCS announced that it received notice from the Mexican National Foreign Investments Commission of that Commission's decision to close the proceeding with respect to KCS's application to acquire control of Grupo TFM and, through Grupo TFM, of TFM, without prejudice to refile in the event the dispute is resolved between KCS and Grupo TMM over whether the Acquisition Agreement remains in effect. See "Dispute over Acquisition Agreement" below.

KCS's Notification with respect to the acquisition of the Grupo TFM shares was filed with the Mexican Competition Commission on April 21, 2003. KCS has received formal written notice that the Mexican Competition Commission has approved the proposed consolidation, without conditions. On September 26, 2003, KCS announced this approval was extended for an additional 180 days.

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

DISPUTE OVER ACQUISITION AGREEMENT. On August 18, 2003, Grupo TMM shareholders voted not to approve the sale of Grupo TMM's interests in Grupo TFM to KCS. See "Proposed Acquisition of Grupo TFM from Grupo TMM" above. On August 23, 2003, Grupo TMM sent a notice to KCS claiming to terminate the Acquisition Agreement, because the Grupo TMM shareholders had failed to approve the Acquisition Agreement.

On August 29, 2003, KCS delivered to Grupo TMM a formal Notice of Dispute, pursuant to the Acquisition Agreement. This initiated a 60-day negotiation period between the parties. The parties were unable to resolve the dispute within that period of time. On August 29, 2003, KCS filed a complaint in the Delaware Chancery Court alleging that Grupo TMM had breached the Acquisition Agreement and seeking a preliminary injunction requiring Grupo TMM not to take any action in violation of the terms of the Acquisition Agreement. KCS' position has been and remains that the Acquisition Agreement does not provide that a negative shareholder vote by Grupo TMM shareholders is a basis for termination. KCS maintains that the Acquisition Agreement is still valid and remains in effect until December 31, 2004 (unless otherwise validly terminated in accordance with its terms).

On September 2, 2003, the Company filed in the Delaware Court of Chancery a motion for a preliminary injunction to preserve the parties' positions while KCS seeks to resolve its dispute over Grupo TMM's attempt to terminate the Acquisition Agreement. KCS asked for an expedited hearing on its motion for a preliminary injunction.

On September 15, 2003, KCS confirmed that negotiations with Grupo TMM have begun under the dispute resolution process contained in the Acquisition Agreement for Grupo TMM's interest in Grupo TFM. One meeting was held to discuss negotiations, but no further meetings have been held.

On October 28, 2003, Chancellor William B. Chandler III of the Delaware Court of Chancery entered a written order granting KCS' motion seeking a preliminary injunction to preserve the parties' positions pending resolution of KCS' dispute with Grupo TMM.

On October 31, 2003, KCS initiated a binding arbitration in accordance with the terms of the Acquisition Agreement by serving an Arbitration Demand on Grupo TMM and the American Arbitration Association. In its Arbitration Demand KCS seeks a determination that the Acquisition Agreement is in full force and effect, specific performance of the Acquisition Agreement, and damages for Grupo TMM's breach of the terms of the Acquisition Agreement and failure to negotiate in good faith during the 60-day negotiation period.

MEXRAIL TRANSACTIONS. On May 9, 2003, pursuant to the terms of a stock purchase agreement for KCS to acquire control of Mexrail (the "Stock Purchase Agreement"), KCS acquired from Grupo TMM (through its subsidiary TFM) 51% of the shares of Mexrail for approximately $32.7 million. KCS deposited the Mexrail shares into a voting trust pending resolution of KCS's application to the STB seeking authority to exercise common control over Tex-Mex and KCS's other rail companies, KCSR and Gateway Eastern. Under the Stock Purchase Agreement, the Company had an exclusive option until December 31, 2005 to purchase the remaining outstanding shares of Mexrail as of the date of the exercise of the option. The Stock Purchase Agreement also provided TFM the right to repurchase all of the Mexrail stock acquired by the Company at any time for the purchase price paid by the Company, subject to any STB orders or directions. Upon any such repurchase, the Stock Purchase Agreement would automatically terminate. If not exercised within two years of the date of the agreement, TFM's repurchase right would expire.

On August 29, 2003, KCS received a demand for TFM to repurchase from KCS shares of Mexrail sold to KCS in May 2003. On September 23, 2003, the STB issued a decision finding no need to rule on the transfer back to TFM of the 51% interest in Mexrail that KCS acquired on May 9, 2003. The effect of the decision was to allow TFM to reacquire the shares in accordance with the Stock Purchase Agreement and KCS has abided by that agreement. The repurchase of Mexrail by TFM closed on September 30, 2003 returning 100% ownership of Mexrail to TFM and the Stock Purchase Agreement automatically terminated. The repurchase price was $32.7 million; the same price KCS paid TFM in May 2003. However, the Stock Purchase Agreement provided that in the event TFM reacquired the Mexrail shares from KCS, the parties to the Stock Purchase Agreement intended the terms and conditions of a February 27, 2002 stock purchase agreement under which TFM acquired the Mexrail shares, the Grupo TFM bylaws and the shareholders agreement dated May 1997 to become again valid and fully enforceable against the parties to such agreements.

On February 27, 2002, KCS, Grupo TMM, and certain of Grupo TMM's affiliates entered into a stock purchase agreement with TFM to sell to TFM all of the common stock of Mexrail. Under this stock purchase agreement, KCS retained rights to prevent further sale or transfer of the stock or significant assets of Mexrail and Tex-Mex and the right to continue to participate in the corporate governance of Mexrail and Tex-Mex, which will remain U.S. corporations and subject to KCS's super majority rights contained in Grupo TFM's bylaws.

The shareholders agreement dated May 1997 between KCS and Grupo TMM and certain affiliates, which governed KCS's investment in Grupo TFM (1) restricted each of the parties to the shareholders agreement from directly or indirectly transferring any interest in Grupo TFM or TFM to a competitor of Grupo TFM or TFM without the prior written consent of each of the parties, and (2) provided that KCS and Grupo TMM may not transfer control of any subsidiary holding all or any portion of shares of Grupo TFM to a third party, other than an affiliate of the transferring party or another party to the shareholders agreement, without the consent of the other parties to the shareholders agreement. The shareholders agreement required that the boards of directors of Grupo TFM and TFM be constituted to reflect the parties' relative ownership of the ordinary voting common stock of Grupo TFM.

STB REVIEW STATUS. KCS filed with the STB on May 13, 2003 a Railroad Control Application, (Finance Docket No. 34342), seeking permission to exercise common control over KCSR, Gateway Eastern and Tex-Mex. On June 9, 2003, the STB issued its decision, effective June 13, 2003, finding that the transaction proposed in KCS's application is a "minor transaction" under 49 CFR 1180.2(c), although KCS was required to supplement its application as discussed in the decision, to address some of the implications of KCS's acquisition of control of TFM. KCS filed the supplement on June 23, 2003, as required by the decision. The STB also outlined a procedural schedule for consideration of KCS's application to exercise common control over KCSR, Gateway Eastern and Tex-Mex. The STB decision set October 17, 2003 as the date by which it would issue its final decision on the merits of the application. On September 23, 2003, the STB entered an order asking all interested parties to file comments by September 30, 2003 addressing whether "in light of recent developments" the STB should continue with the procedural schedule, which called for a decision on the merits to be issued by October 17, 2003. On October 8, 2003, the STB issued an order suspending the procedural schedule pending a resolution of the uncertainties that now surround KCS's efforts to acquire control of Tex-Mex, and requiring KCS to file status reports regarding developments in its efforts to acquire control of TFM and Tex-Mex. In accordance with the STB's order, KCS filed its first status report on November 3, 2003.

NOTICE OF TERMINATION OF JOINT VENTURE AGREEMENT. KCS acknowledged receipt from Grupo TMM of a notice to terminate the joint venture agreement between the parties entered into in 1995. Pursuant to such notice, the joint venture agreement will terminate on December 1, 2003. The joint venture agreement between the parties provides that upon its termination, the joint venture shall be liquidated and any assets held in the name of the joint venture shall be distributed proportionally to KCS and Grupo TMM. There are no significant assets held by the joint venture and KCS does not expect the termination of the joint venture agreement to have a material adverse effect on KCS.

Condensed financial information of certain unconsolidated affiliates is shown below. All amounts, including those for Grupo TFM, are presented under U.S. GAAP. Financial information of immaterial unconsolidated affiliates has been omitted:

FINANCIAL CONDITION (DOLLARS IN MILLIONS):
                                      September 30, 2003                  December 31, 2002
                                --------------------------------   --------------------------------
                                             Grupo    Southern                  Grupo    Southern
                                   PCRC      TFM*      Capital        PCRC      TFM*      Capital
                                ---------- ---------- ----------   ---------- ---------- ----------

Current assets                    $    5.1  $  223.3   $   13.0      $    2.7  $  265.2   $    5.5
Non-current assets                    83.4   2,076.6      131.3          88.2   2,061.3      139.4
                                ---------- ---------- ----------   ---------- ---------- ----------
      Assets                      $   88.5 $ 2,299.9  $   144.3      $   90.9 $ 2,326.5   $  144.9
                                ========== ========== ==========   ========== ========== ==========

Current liabilities               $    6.1  $  266.7   $    3.6      $    5.1  $  147.3    $     -
Non-current liabilities               72.0     882.3       85.9          70.8   1,045.3       95.1
Minority interest                        -     351.5          -             -     348.0          -
Equity of stockholders and            10.4     799.4       54.8          15.0     785.9       49.8
partners
                                ---------- ---------- ----------   ---------- ---------- ----------
      Liabilities and equity      $   88.5 $ 2,299.9   $  144.3      $   90.9 $ 2,326.5   $  144.9
                                ========== ========== ==========   ========== ========== ==========

KCS's investment                  $    5.2  $  386.1   $   27.4      $    7.5  $  380.1   $   24.9
                                ---------- ---------- ----------   ---------- ---------- ----------

* Includes Mexrail as a fully consolidated subsidiary

OPERATING RESULTS (DOLLARS IN MILLIONS):
                                                Three Months                 Nine Months
                                             Ended September 30,         Ended September 30,
                                            ----------------------      -----------------------
                                             2003          2002           2003          2002
                                            --------      --------      ---------      --------
Revenues:
    Grupo TFM*                              $ 178.2       $ 175.3        $ 523.3       $ 519.1
    Southern Capital                            7.7           8.0           23.6          23.0
    PCRC                                        1.3           0.9            5.5           2.5
    Mexrail                                       -             -              -          13.3

Operating costs and expenses:
    Grupo TFM*                              $ 139.6       $ 132.1        $ 420.1       $ 384.3
    Southern Capital                            6.9           7.1           20.8          19.2
    PCRC                                        3.6           2.5           10.1           8.5
    Mexrail                                       -             -              -          13.3

Net income (loss):
    Grupo TFM*                               $  3.6       $  23.1        $  13.9       $  71.1
    Southern Capital                            0.8           0.9            2.8           2.1
    PCRC                                       (2.3)         (2.2)          (4.6)         (6.0)
    Mexrail                                       -             -              -           0.0

* Includes Mexrail as a fully consolidated subsidiary as of April 2002.

4. NONCASH INVESTING AND FINANCING ACTIVITIES. The Company initiated the Fourteenth Offering of KCS common stock under the Employee Stock Purchase Plan ("ESPP") during 2002. Stock subscribed under the Fourteenth Offering will be issued to employees in 2004 and is being paid for through employee payroll deductions in 2003. During the first nine months of 2003, the Company has received approximately $1.9 million from payroll deductions associated with the Fourteenth Offering of the ESPP. In the first quarter of 2003, the Company issued approximately 337,917 shares of KCS common stock under the Thirteenth Offering of the ESPP. These shares, totaling a purchase price of approximately $3.5 million, were subscribed and paid for through employee payroll deductions in 2002.

5. DERIVATIVE FINANCIAL INSTRUMENTS. The Company does not engage in the trading of derivative instruments for speculative purposes but uses them for risk management purposes only. The Company's objective is to manage its fuel and interest rate risk through the use of derivative instruments as deemed appropriate. At September 30, 2003, the Company was a party to six fuel swap agreements for a notional amount of approximately 6.6 million gallons of fuel. Under the terms of these swaps, the Company receives a variable price based upon the average of the spot prices calculated on a monthly basis as reported through a petroleum price reporting service.

A summary of the swap agreements to which KCSR was a party as of September 30, 2003 is as follows:

    Trade Date        Notional Amount   Fixed pay per gallon   Expiration Date
----------------- --------------------- -------------------- -------------------

November 14, 2002   0.8 million gallons         62.5(cent)    December 31, 2003
March 18, 2003      1.9 million gallons         65.0(cent)    December 31, 2004
March 21, 2003      0.6 million gallons         64.0(cent)    June 30, 2004
April 11, 2003      0.2 million gallons         67.8(cent)    September 30, 2003
April 11, 2003      0.6 million gallons         68.7(cent)    December 31, 2003
April 11, 2003      2.5 million gallons         66.0(cent)    December 31, 2004

Additionally, in October 2003, the Company entered into two additional fuel swaps. A summary of these additional swap agreements is as follows:

      Trade Date      Notional Amount    Fixed pay per gallon  Expiration Date
----------------- ---------------------- -------------------- ------------------

October 30, 2003     1.9 million gallons        69.0(cent)     December 31, 2004
October 30, 2003     2.5 million gallons        68.0(cent)     December 31, 2005

Cash settlements of these swaps occur on a monthly basis on the fifth business day of the month following the month in which the settlement is calculated. These swaps, combined with the Company's forward purchase policies, are designed to hedge the Company's exposure to movements in the price of No. 2 Gulf Coast Heating Oil on which the Company's diesel fuel prices are determined. Using these risk management strategies, the Company is able to limit its risk to rising diesel fuel prices. As of September 30, 2003, the fair market value of the swaps was $0.4 million. For the years ended December 31, 2002 and 2001, KCSR consumed 55.3 million gallons and 57.6 million gallons of fuel, respectively.

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

                                       Three Months ended September 30, Nine Months ended September 30,
                                       -------------------------------- -------------------------------
                                             2003            2002            2003            2002
                                       ---------------- --------------- --------------- ---------------
NET INCOME (IN MILLIONS):
    As reported                            $       4.3     $      10.6     $      17.4     $      36.8
    Total stock-based compensation
     expense determined under fair value
      method, net of income taxes                 (0.5)           (0.2)           (1.5)           (1.1)
                                       ---------------- --------------- --------------- ---------------
    Pro forma                              $       3.8     $      10.4     $      15.9     $      35.7

EARNINGS PER BASIC SHARE:
    As reported                            $      0.02     $      0.17     $      0.21     $      0.61
    Pro forma                              $      0.01     $      0.17     $      0.18     $      0.59

EARNINGS PER DILUTED SHARE:
    As reported                            $      0.02*    $      0.17     $      0.20     $      0.59
    Pro forma                              $      0.01*    $      0.17     $      0.17     $      0.57

* The sum of the current quarter and previous quarters may not equal year-to-date due to rounding.

7. AMENDMENT OF CREDIT AGREEMENT. On April 3, 2003, the Company received approval from more than 96% of its lenders of its request for an amendment to certain provisions under its Amended and Restated Credit Agreement dated June 12, 2002. The Company requested this amendment in order to provide flexibility in structuring the funding for the transaction to acquire the Mexican Government's interest in TFM. As discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission, the Mexican Government has the right to require Grupo TFM to purchase the Mexican Government's interest in TFM on or after October 31, 2003. Should Grupo TFM fail to purchase the Mexican Government's interest within 60 days of notification by the Mexican Government of its obligation to buy, then Grupo TMM and KCS, or either Grupo TMM or KCS, could be required to purchase their respective portion, or all, as applicable, of the Mexican Government's interest in TFM within 60 days following written notification to Grupo TMM and KCS, or either Grupo TMM or KCS, of their, or its obligation to purchase. Should KCS be required to purchase all of the Mexican Government's TFM shares, it has the option under Mexican law and the Shareholder Agreement between Grupo TMM and KCS to require Grupo TMM to purchase 51% of the shares acquired by KCS. In addition, if the Mexican Government's interest in TFM has not been purchased prior to the closure of the proposed NAFTA Rail transaction contemplated by the Acquisition Agreement, KCS shall, as a condition precedent to, and contemporaneous with, the closure of such transaction, enter into an agreement under which KCS shall assume and discharge Grupo TMM's obligation to purchase the Mexican Government's interest in TFM.

On April 28, 2003, the Company entered into a second amendment to its Amended and Restated Credit Agreement under which 93% of the lenders specifically approved the Company's investment in further equity interests of Grupo TFM, in equity interests representing 51% of Mexrail's issued and outstanding capital stock and the use of the Company's cash to acquire Mexrail, in connection with the proposed NAFTA Rail transaction (see note 3).

8. REDEEMABLE CUMULATIVE CONVERTIBLE PERPETUAL PREFERRED STOCK. On May 5, 2003, the Company completed the sale of $200 million of Redeemable Cumulative Convertible Perpetual Preferred Stock with a liquidation preference of $500 per share in a private offering. The convertible preferred stock offering was made only by means of an offering memorandum pursuant to Rule 144A. Dividends on the convertible preferred stock will be cumulative and will be payable quarterly at an annual rate of 4.25% of the liquidation preference, when, as and if declared by the Company's board of directors. Each share of the convertible preferred stock will be convertible, under certain conditions, and subject to adjustment under certain conditions, into 33.4728 shares of the Company's common stock. On or after May 20, 2008, the Company will have the option to redeem any or all of the preferred stock, subject to certain conditions. Under certain circumstances, at the option of the holders of the preferred stock, the Company may be required to purchase shares of the convertible preferred stock from the holders. The convertible preferred stock is redeemable at the option of a holder only in the event of a "fundamental change," which is defined as "any transaction or event (whether by means of an exchange offer, liquidation, tender offer, consolidation, merger, combination, reclassification, recapitalization or otherwise) in connection with which all or substantially all of the Company's common stock is exchanged for, converted into, acquired for or constitutes solely the right to receive common stock that is not listed on a United States national securities exchange or approved for quotation on the Nasdaq National Market or similar system. The practical effect of this provision is to limit the Company's ability to eliminate a holder's ability to convert the convertible preferred stock into common shares of a publicly traded security through a merger or consolidation transaction. In no other circumstances is the Company potentially obligated to redeem the convertible preferred stock for cash. Accordingly, since the Company is in a position to control whether the Company experiences a "fundamental change," the convertible preferred stock is classified as permanent equity capital.

The net proceeds from the offering of the convertible preferred stock are expected to be used to pay a portion of the purchase price for the proposed acquisition of a controlling interest of Grupo TFM. On August, 1, 2003, KCS filed a Form S-3 Registration Statement with the SEC to register for resale by the holders the convertible preferred stock and the common stock into which such preferred stock may be converted. On October 24, 2003, this Registration Statement, as amended, was declared effective by the SEC. On November 4, KCS filed Post-Effective Amendment No. 1 to this registration statement which was declared effective by the SEC on November 5, 2003. On November 12, KCS filed Post-Effective Amendment No.2 to this registration statement which was declared effective by the SEC on November 12, 2003. KCS will not receive any proceeds from the sale of the securities under this Registration Statement.

9. COMMITMENTS AND CONTINGENCIES. There have been no significant changes in outstanding litigation or other commitments and contingencies from that previously reported in Note 11 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The following provides a review of the Houston cases.

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

10. NEW ACCOUNTING PRONOUNCEMENTS. In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 is effective for fiscal years beginning after June 15, 2002. Under SFAS 143, the fair value of a liability for an asset retirement obligation must be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. KCSR, along with other Class I railroads, depreciates track structure (rail, ties, and other track material) in accordance with regulations promulgated by the STB. These regulations require KCSR to depreciate track structure to a net salvage value (gross estimated salvage value less estimated costs to remove the track structure at the end of its useful life). For certain track structure such as ties, with little or no gross salvage value, this practice ultimately results in depreciating an asset below zero, and thus, in effect, results in a liability. Under the requirements of SFAS 143, in the absence of a legal obligation to remove the track structure, such accounting practice is prohibited. The Company adopted the provisions of SFAS 143 in the first quarter of 2003, and, as a result, reviewed its depreciation of track structures to determine instances where the depreciation of removal costs has resulted or would be expected (based on the current depreciation rate) to result in the depreciation of an asset below zero when considering net salvage value. As a result of this review, the Company estimated the excess depreciation recorded on such assets and recorded this amount as a reduction in accumulated depreciation of $14.5 million and as a cumulative effect of an accounting change of $8.9 million (net of taxes of $5.6 million) as required by SFAS 143 in the first quarter of 2003. Additionally, depreciation rates applied to certain track structure elements that were previously yielding a negative salvage value have been modified to comply with the provisions of SFAS 143. For the nine months ended September 30, 2003, this resulted in a reduction in depreciation expense of approximately $1.0 million. Management currently estimates the net effect of the adoption of SFAS 143 on full year depreciation expense to be approximately $1.4 million.

A summary of the pro forma net income and earnings per share had SFAS 143 been applied retroactively is as follows:

                               Three Months Ended September 30,  Nine Months Ended September 30,
                               -------------------------------- --------------------------------
                                    2003            2002             2003            2002
                               --------------- ---------------- ---------------- ---------------
NET INCOME (IN MILLIONS)
As reported                       $       4.3     $      10.6       $      17.4     $      36.8
Pro forma                         $       4.3     $      11.0       $       8.5     $      37.8

EARNINGS PER BASIC SHARE:
As reported                       $      0.02     $      0.17       $      0.21     $      0.61
Pro forma                         $      0.02     $      0.17       $      0.06     $      0.62

EARNINGS PER DILUTED SHARE:
As reported                       $      0.02     $      0.17       $      0.20     $      0.59
Pro forma                         $      0.02     $      0.17       $      0.06     $      0.60

In December 2002, the FASB issued Statement No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS 148"). SFAS 148 provides two additional transition methods for entities that adopt the method of accounting for stock-based compensation as defined in SFAS 123. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosures in interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method on . The Company is currently evaluating the provisions of this new accounting pronouncement and does not expect this pronouncement, if adopted, to have a material impact on its consolidated results of operations, financial position, or cash flows. See note 6 for interim disclosures required under SFAS 148.

In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities," ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to certain variable interest entities created after January 31, 2003 as well as certain entities created prior to this date. In October 2003, FIN 46 was amended to allow certain organizations additional time to implement FIN 46. As a result, the Company is not required to adopt this interpretation until the fourth quarter of 2003. The Company has performed an initial assessment of its equity method investment in Southern Capital as well as PCRC for any potential impact this interpretation may have on its accounting for these entities as equity investments. The Company anticipates that FIN 46 will have no material impact on the Company's accounting for its investment in Southern Capital or PCRC since, at inception, these entities had sufficient funding and capital.

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


CONDENSED CONSOLIDATING STATEMENTS OF INCOME

                                 Nine months ended September 30, 2003 (dollars in millions)
                            -----------------------------------------------------------------------------
                                                                    Non-
                                       Subsidiary  Guarantor      Guarantor    Consolidating Consolidated
                              Parent     Issuer    Subsidiaries  Subsidiaries   Adjustments       KCS
                            ---------- ----------- ------------ ------------- -------------  ------------
Revenues                     $       -  $   428.1   $      15.7  $       21.1  $      (32.1)  $     432.8
Costs and expenses                 9.5      382.6          15.3          21.6         (32.1)        396.9
                            ---------- ----------- ------------ ------------- -------------  ------------
    Operating income (loss)       (9.5)      45.5           0.4          (0.5)            -          35.9

Equity in net earnings
 (losses) of unconsolidated
  affiliates and subsidiaries     23.9        5.8             -           5.4         (29.9)          5.2
Interest expense                  (0.5)     (34.4)         (0.3)            -           0.4         (34.8)
Other income                       0.1        4.1           0.1           0.9          (0.4)          4.8
                            ---------- ----------- ------------ ------------- -------------  ------------
    Income (loss) before
      income taxes and
      cumulative effect of
      accounting change           14.0       21.0           0.2           5.8         (29.9)         11.1
Income tax provision
(benefit)                         (3.3)       6.0           0.1          (0.2)            -           2.6
                            ---------- ----------- ------------ ------------- -------------  ------------
Income (loss) before
 cumulative effect of
 accounting change                17.3       15.0           0.1           6.0         (29.9)          8.5

Cumulative effect of
 accounting  change, net
 of income taxes                     -        8.9             -             -             -           8.9
                            ---------- ----------- ------------ ------------- -------------  ------------
Net income (loss)            $    17.3  $    23.9   $       0.1  $        6.0  $      (29.9)  $      17.4
                            ========== =========== ============ ============= =============  ============


                                 Nine months ended September 30, 2002 (dollars in millions)
                            -----------------------------------------------------------------------------
                                                                    Non-
                                       Subsidiary  Guarantor      Guarantor   Consolidating  Consolidated
                              Parent     Issuer    Subsidiaries  Subsidiaries   Adjustments       KCS
                            ---------- ----------- ------------ ------------- -------------  ------------
Revenues                     $       -  $    422.7  $      14.4  $       12.5  $      (27.6)  $     422.0
Costs and expenses                 8.3       378.5         15.8          12.9         (27.6)        387.9
                            ---------- ----------- ------------ ------------- -------------  ------------
    Operating income (loss)       (8.3)       44.2         (1.4)         (0.4)            -          34.1


Equity in net earnings
  (losses) of unconsolidated
  affiliates and subsidiaries     34.2        26.2            -          25.8         (60.5)         25.7
Gain on Sale of Mexrail            4.4         4.4            -             -          (4.4)          4.4
Interest expense                  (0.3)      (32.6)        (0.4)         (0.2)          0.2         (33.3)
Debt retirement costs                -        (4.3)           -             -             -          (4.3)
Other, net                         5.0        10.0          0.1           0.4          (0.2)         15.3
                            ---------- ----------- ------------ ------------- -------------  ------------
    Income (loss) before
      income taxes                 35.0       47.9         (1.7)         25.6         (64.9)         41.9
Income tax provision
  (benefit)                       (1.8)        8.2         (0.6)         (0.7)            -           5.1
                            ---------- ----------- ------------ ------------- -------------  ------------
Income (loss) before
  extraordinary item              36.8        39.7         (1.1)         26.3         (64.9)         36.8
Extraordinary item                   -           -            -             -             -             -
                            ---------- ----------- ------------ ------------- -------------  ------------
Net income (loss)            $    36.8  $     39.7  $      (1.1) $      26.3   $      (64.9)  $      36.8
                            ========== =========== ============ ============= =============  ============

CONDENSED CONSOLIDATING BALANCE SHEETS

                                       As of September 30, 2003 (dollars in millions)
                            -----------------------------------------------------------------------------
                                                                    Non-
                                       Subsidiary  Guarantor      Guarantor   Consolidating  Consolidated
                              Parent     Issuer    Subsidiaries  Subsidiaries   Adjustments       KCS
                            ---------- ----------- ------------ ------------- -------------  ------------
ASSETS
  Current assets             $   232.8  $    413.7  $      11.5  $       15.8  $     (276.4)  $     397.4
  Investments                    794.4       422.8            -         449.6      (1,233.0)        433.8
  Properties, net                  0.2     1,344.8          3.9             -             -       1,348.9
  Goodwill and other               7.7        30.1          1.7           6.3          (7.9)         37.9
  assets
                            ---------- ----------- ------------ ------------- -------------  ------------

    Total assets             $ 1,035.1  $  2,211.4  $      17.1  $      471.7  $   (1,517.3)  $   2,218.0
                            ========== =========== ============ ============= =============  ============

LIABILITIES AND EQUITY
  Current liabilities        $     7.3  $    426.6  $       3.7  $       32.8  $     (274.1)  $     196.3
  Long-term debt                   1.2       566.8          0.7             -             -         568.7
  Payable to affiliates           23.6           -          0.7             -         (24.3)            -
  Deferred income taxes            4.9       394.2          0.2           2.5          (7.9)        393.9
  Other liabilities               31.9        39.1          4.3          19.9          (2.3)         92.9
  Stockholders' equity           966.2       784.7          7.5         416.5      (1,208.7)        966.2
                            ---------- ----------- ------------ ------------- -------------  ------------
    Total liabilities and
     equity                 $  1,035.1  $  2,211.4  $      17.1  $      471.7  $   (1,517.3)  $   2,218.0
                            ========== =========== ============ ============= =============  ============




                                       As of December 31, 2002 (dollars in millions)
                            -----------------------------------------------------------------------------
                                                                    Non-
                                       Subsidiary  Guarantor      Guarantor   Consolidating  Consolidated
                              Parent     Issuer    Subsidiaries  Subsidiaries   Adjustments       KCS
                            ---------- ----------- ------------ ------------- -------------  ------------
ASSETS
  Current assets             $    43.3  $   234.7   $      17.6  $       13.0  $      (92.4)  $     216.2
  Investments                    769.1      412.1            -          432.5      (1,190.6)        423.1
  Properties, net                  0.2    1,333.2           3.9           0.1             -       1,337.4
  Goodwill and other assets        1.6       30.5           1.7           8.1          (9.8)         32.1
                            ---------- ----------- ------------ ------------- -------------  ------------
    Total assets             $   814.2  $ 2,010.5   $      23.2  $      453.7  $   (1,292.8)  $   2,008.8
                            ========== =========== ============ ============= =============  ============

LIABILITIES AND EQUITY
  Current liabilities        $     7.2 $    245.3   $       9.1  $       16.2  $      (91.5)  $     186.3
  Long-term debt                   1.2      569.6           1.8             -             -         572.6
  Payable to affiliates           12.8          -           0.6             -         (13.4)            -
  Deferred income taxes            8.6      391.1           0.3           2.6          (9.8)        392.8
  Other liabilities               31.5       44.7           4.0          25.1          (1.1)        104.2
  Stockholders' equity           752.9      759.8           7.4         409.8      (1,177.0)        752.9
                            ---------- ----------- ------------ ------------- -------------  ------------

    Total liabilities and
     equity                  $   814.2  $ 2,010.5   $      23.2  $      453.7  $   (1,292.8)  $   2,008.8
                            ========== =========== ============ ============= =============  ============


CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                             Nine months ended September 30, 2003 (dollars in millions)
                                        -----------------------------------------------------------------------------
                                                                                Non-
                                                   Subsidiary  Guarantor      Guarantor   Consolidating  Consolidated
                                          Parent     Issuer    Subsidiaries  Subsidiaries   Adjustments       KCS
                                        ---------- ----------- ------------ ------------- -------------  ------------
Net cash flows provided
 by (used for) operating
 activities:                             $  (187.6) $    264.3  $     (11.2) $       14.4  $        4.8   $      84.7
                                        ---------- ----------- ------------ ------------- -------------  ------------

Investing activities:
  Property acquisitions                          -       (53.4)           -             -             -         (53.4)
  Proceeds from disposal of property             -         8.6            -             -             -           8.6
  Investments in and  loans to
   affiliates                                (33.1)       (4.0)           -         (11.1)         10.7         (37.5)
  Proceeds from sale of investments           32.7           -            -             -             -          32.7
  Other, net                                  (6.2)       (0.4)        (0.3)          1.9          (1.8)         (6.8)
                                        ---------- ----------- ------------ ------------- -------------  ------------
    Net                                       (6.6)      (49.2)        (0.3)         (9.2)          8.9         (56.4)
                                        ---------- ----------- ------------ ------------- -------------  ------------

Financing activities:
  Proceeds from issuance of
    long-term debt                               -           -            -             -             -             -
  Repayment of long-term debt                    -        (2.8)        (1.1)            -             -          (3.9)
  Proceeds from loans from affiliates         20.1           -            -             -         (20.1)            -
  Repayment of loans from  affiliates         (9.4)          -            -             -           9.4             -
  Issuance of preferred stock                193.2           -            -             -             -         193.2
  Debt issuance costs                            -           -            -             -             -             -
  Proceeds from stock plans                    3.6           -            -             -             -           3.6
   Cash dividends paid                        (2.6)          -            -             -             -          (2.6)
  Other, net                                   0.2         0.1          0.4          (5.1)         (3.0)         (7.4)
                                        ---------- ----------- ------------ ------------- -------------  ------------
    Net                                      205.1        (2.7)        (0.7)         (5.1)        (13.7)        182.9
                                        ---------- ----------- ------------ ------------- -------------  ------------

Cash and cash equivalents:
  Net increase (decrease)                     10.9       212.4        (12.2)          0.1             -         211.2
  At beginning of period                     (10.8)       17.5         11.8           0.5             -          19.0
                                        ---------- ----------- ------------ ------------- -------------  ------------
  At end of period                       $     0.1  $    229.9  $      (0.4) $        0.6  $          -   $     230.2
                                        ========== =========== ============ ============= =============  ============



                                                Nine months ended September 30, 2002 (dollars in millions)
                                        -----------------------------------------------------------------------------
                                                                                Non-
                                                   Subsidiary  Guarantor      Guarantor   Consolidating  Consolidated
                                          Parent     Issuer    Subsidiaries  Subsidiaries   Adjustments       KCS
                                        ---------- ----------- ------------ ------------- -------------  ------------
Net cash flows provided by (used
 for) operating activities:              $   (14.1)$      98.3  $       1.2  $        8.2  $        0.4   $      94.0
                                        ---------- ----------- ------------ ------------- -------------  ------------

Investing activities:
  Property acquisitions                          -       (62.5)        (0.6)            -             -         (63.1)
  Proceeds from disposal of property             -        17.5            -             -             -          17.5
  Investments in and  loans to
   affiliates                                    -           -            -          (9.3)          5.3          (4.0)
  Proceeds from sale of investments            1.4        31.4            -             -          (1.1)         31.7
   Other, net                                    -         0.3            -          (2.2)          0.6          (1.3)
                                        ---------- ----------- ------------ ------------- -------------  ------------
    Net                                        1.4       (13.3)        (0.6)        (11.5)          4.8         (19.2)
                                        ---------- ----------- ------------ ------------- -------------  ------------

Financing activities:
  Proceeds from issuance of
   long-term debt                                -       200.0            -             -             -         200.0
  Repayment of long-term debt                 (0.4)     (263.2)        (1.0)         (0.2)            -        (264.8)
  Proceeds from loans from affiliates          7.3           -          0.1             -          (7.4)            -
  Repayment of loans from affiliates          (2.0)          -            -             -           2.0             -
  Debt issuance costs                            -        (5.5)           -             -             -          (5.5)
  Proceeds from stock plans                    7.7           -            -             -             -           7.7
  Cash dividends paid                         (0.2)          -            -             -             -          (0.2)
  Other, net                                     -        (6.3)         0.3           4.6           0.2          (1.2)
                                        ---------- ----------- ------------ ------------- -------------  ------------
    Net                                       12.4       (75.0)        (0.6)          4.4          (5.2)        (64.0)
                                        ---------- ----------- ------------ ------------- -------------  ------------
Cash and cash equivalents:
  Net increase (decrease)                     (0.3)       10.0            -           1.1             -          10.8
  At beginning of period                       1.3        23.2            -           0.2             -          24.7
                                        ---------- ----------- ------------ ------------- -------------  ------------
  At end of period                      $      1.0 $      33.2  $         -  $        1.3  $          -   $      35.5
                                        ========== =========== ============ ============= =============  ============

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

GENERAL
KCS, a Delaware corporation, is a holding company with principal subsidiaries and affiliates including the following:

o    The  Kansas  City  Southern  Railway  Company   ("KCSR"),   a  wholly-owned
     subsidiary;
o Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. ("Grupo TFM"), a 46.6% owned unconsolidated affiliate, which owns 80% of the common stock of TFM, S.A. de C.V. ("TFM"). TFM wholly-owns Mexrail, Inc. ("Mexrail"). Mexrail owns 100% of The Texas-Mexican Railway Company ("Tex-Mex") (See Recent Developments for a discussion of the sale by the Company of its former 51% ownership interest in Mexrail back to TFM during the third quarter of 2003);
o Southern Capital Corporation, LLC ("Southern Capital"), a 50% owned unconsolidated affiliate that leases locomotive and rail equipment to KCSR;
o Panama Canal Railway Company ("PCRC"), an unconsolidated affiliate of which KCSR owns 50% of the common stock. PCRC owns all of the common stock of Panarail Tourism Company ("Panarail").

KCS supplies its various subsidiaries with managerial, legal, tax, financial and accounting services, in addition to managing other "non-operating" investments.


RECENT DEVELOPMENTS

PROPOSED ACQUISITION OF GRUPO TFM FROM GRUPO TMM. On April 20, 2003, the Company entered into an agreement with Grupo TMM, S.A. ("Grupo TMM") under which KCS ultimately would acquire control of TFM through the purchase of shares of common stock of Grupo TFM ("Acquisition Agreement"). Grupo TFM holds an 80% economic interest in TFM and all of the shares of stock with full voting rights of TFM. The remaining 20% economic interest in TFM is owned by the Mexican government in the form of shares with limited voting rights. KCS currently owns a 46.6% economic interest in Grupo TFM and 49.0% of the shares of common stock of Grupo TFM entitled to full voting rights. The Acquisition Agreement and other related agreements were designed to, following KCS shareholder approval and regulatory approval, place KCSR, Tex-Mex, Gateway Eastern Railway Company ("Gateway Eastern") and TFM, under the common control of a single transportation holding company, NAFTA Rail, to be headquartered in Kansas City, Missouri. As part of this NAFTA Rail transaction, subject to KCS shareholder approval, KCS is expected to change its name to NAFTA Rail. See "Dispute over Acquisition Agreement" below.

Upon the terms and subject to the conditions of the agreement to acquire Grupo TFM, TMM Multimodal, S.A. de C.V., a subsidiary of Grupo TMM, would receive 18 million shares of Class A Convertible Common Stock of the Company, representing, at the time of the agreement, approximately 22% (20% voting, 2% subject to voting restrictions) of the Company, $200 million in cash (with the option to pay up to $80 million of the $200 million cash component due at closing to Grupo TMM with up to 6.4 million additional shares of Company stock) and a potential incentive payment of between $100 million and $180 million based on the resolution of certain future contingencies.

The common control of KCSR and Tex-Mex (See "Mexrail Transactions" below) under NAFTA Rail requires approval of the United States Department of Justice ("Department of Justice") and the Surface Transportation Board ("STB") in the United States. Additionally, the acquisition of Grupo TFM shares by NAFTA Rail requires the approval of Mexico's Competition Commission and the Mexican National Foreign Investments Commission in Mexico. See "STB Review Status" below.

KCS's solicitation for permission as a foreign investor to control TFM, through Grupo TFM, was filed with the Mexican National Foreign Investments Commission on April 25, 2003. On August 27, 2003, KCS announced that it received notice from the Mexican National Foreign Investments Commission of that Commission's decision to close the proceeding with respect to KCS's application to acquire control of Grupo TFM and, through Grupo TFM, of TFM, without prejudice to refile in the event the dispute is resolved between KCS and Grupo TMM over whether the Acquisition Agreement remains in effect.

KCS's Notification with respect to the acquisition of the Grupo TFM shares was filed with the Mexican Competition Commission on April 21, 2003. KCS has received formal written notice that the Mexican Competition Commission has approved the proposed consolidation, without conditions. On September 26, 2003, KCS announced this approval was extended for an additional 180 days.

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

DISPUTE OVER ACQUISITION AGREEMENT. On August 18, 2003, Grupo TMM, S.A. ("Grupo TMM") shareholders voted not to approve the sale of Grupo TMM's interests in Grupo TFM to KCS. See "Proposed Acquisition of Grupo TFM from Grupo TMM" above. On August 23, 2003, Grupo TMM sent a notice to KCS claiming to terminate the Acquisition Agreement, because the Grupo TMM shareholders had failed to approve the Acquisition Agreement.

On August 29, 2003, KCS delivered to Grupo TMM a formal Notice of Dispute, pursuant to the Acquisition Agreement. This initiated a 60-day negotiation period between the parties. The parties were unable to resolve the dispute within that period of time. On August 29, 2003, KCS filed a complaint in the Delaware Chancery Court alleging that Grupo TMM had breached the Acquisition Agreement and seeking a preliminary injunction requiring Grupo TMM not to take any action in violation of the terms of the Acquisition Agreement. KCS' position has been and remains that the Acquisition Agreement does not provide that a negative shareholder vote by Grupo TMM shareholders is a basis for termination. KCS maintains that the Acquisition Agreement is still valid and remains in effect until December 31, 2004 (unless otherwise validly terminated in accordance with its terms).

On September 2, 2003, the Company filed in the Delaware Court of Chancery a motion for a preliminary injunction to preserve the parties' positions while KCS seeks to resolve its dispute over Grupo TMM's attempt to terminate the Acquisition Agreement. KCS asked for an expedited hearing on its motion for a preliminary injunction.

On September 15, 2003, KCS confirmed that negotiations with Grupo TMM have begun under the dispute resolution process contained in the Acquisition Agreement for Grupo TMM's interest in Grupo TFM. One meeting was held to discuss negotiations, but no further meetings have been held.

On October 28, 2003, Chancellor William B. Chandler III of the Delaware Court of Chancery entered a written order granting KCS' motion seeking a preliminary injunction to preserve the parties' positions pending resolution of KCS' dispute with Grupo TMM.

On October 31, 2003, KCS initiated a binding arbitration in accordance with the terms of the Acquisition Agreement by serving an Arbitration Demand on Grupo TMM and the American Arbitration Association. In its Arbitration Demand KCS seeks a determination that the Acquisition Agreement is in full force and effect, specific performance of the Acquisition

Agreement, and damages for Grupo TMM's breach of the terms of the Acquisition Agreement and failure to negotiate in good faith during the 60-day negotiation period.

MEXRAIL TRANSACTIONS. On May 9, 2003, pursuant to the terms of a stock purchase agreement for KCS to acquire control of Mexrail (the "Stock Purchase Agreement"), KCS acquired from Grupo TMM (through its subsidiary TFM) 51% of the shares of Mexrail for approximately $32.7 million. KCS deposited the Mexrail shares into a voting trust pending resolution of KCS's application to the STB seeking authority to exercise common control over Tex-Mex and KCS's other rail companies, KCSR and Gateway Eastern. Under the Stock Purchase Agreement, the Company had an exclusive option until December 31, 2005 to purchase the remaining outstanding shares of Mexrail as of the date of the exercise of the option. The Stock Purchase Agreement also provided TFM the right to repurchase all of the Mexrail stock acquired by the Company at any time for the purchase price paid by the Company, subject to any STB orders or directions. Upon any such repurchase, the Stock Purchase Agreement would automatically terminate. If not exercised within two years of the date of the agreement, TFM's repurchase right would expire.

On August 29, 2003, KCS received a demand for TFM to repurchase from KCS shares of Mexrail sold to KCS in May 2003. On September 23, 2003, the STB issued a decision finding no need to rule on the transfer back to TFM of the 51% interest in Mexrail that KCS acquired on May 9, 2003. The effect of the decision was to allow TFM to reacquire the shares in accordance with the Stock Purchase Agreement and KCS has abided by that agreement. The repurchase of Mexrail by TFM closed on September 30, 2003 returning 100% ownership of Mexrail to TFM and the Stock Purchase Agreement automatically terminated. The repurchase price was $32.7 million; the same price KCS paid TFM in May 2003. However, the Stock Purchase Agreement provided that in the event TFM reacquired the Mexrail shares from KCS, the parties to the Stock Purchase Agreement intended the terms and conditions of a February 27, 2002 stock purchase agreement under which TFM acquired the Mexrail shares, the Grupo TFM bylaws and the shareholders agreement dated May 1997 to become again valid and fully enforceable against the parties to such agreements.

On February 27, 2002, KCS, Grupo TMM, and certain of Grupo TMM's affiliates entered into a stock purchase agreement with TFM to sell to TFM all of the common stock of Mexrail. Under this stock purchase agreement, KCS retained rights to prevent further sale or transfer of the stock or significant assets of Mexrail and Tex-Mex and the right to continue to participate in the corporate governance of Mexrail and Tex-Mex, which will remain U.S. corporations and subject to KCS's super majority rights contained in Grupo TFM's bylaws.

The shareholders agreement dated May 1997 between KCS and Grupo TMM and certain affiliates, which governed KCS's investment in Grupo TFM (1) restricted each of the parties to the shareholders agreement from directly or indirectly transferring any interest in Grupo TFM or TFM to a competitor of Grupo TFM or TFM without the prior written consent of each of the parties, and (2) provided that KCS and Grupo TMM may not transfer control of any subsidiary holding all or any portion of shares of Grupo TFM to a third party, other than an affiliate of the transferring party or another party to the shareholders agreement, without the consent of the other parties to the shareholders agreement. The shareholders agreement required that the boards of directors of Grupo TFM and TFM be constituted to reflect the parties' relative ownership of the ordinary voting common stock of Grupo TFM.

STB REVIEW STATUS. KCS filed with the STB on May 13, 2003 a Railroad Control Application, seeking permission to exercise common control over KCSR, Gateway Eastern and Tex-Mex. On June 9, 2003, the STB issued its decision, effective June 13, 2003, finding that the transaction proposed in KCS's application is a "minor transaction" under 49 CFR 1180.2(c), although KCS was required to supplement its application as discussed in the decision, to address some of the implications of KCS's acquisition of control of TFM. KCS filed the supplement on June 23, 2003, as required by the decision. The STB also outlined a procedural schedule for consideration of KCS's application to exercise common control over KCSR, Gateway Eastern and Tex-Mex. The STB decision set October 17, 2003 as the date by which it would issue its final decision on the merits of the application. On September 23, 2003, the STB entered an order asking all interested parties to file comments by September 30, 2003 addressing whether "in light of recent developments" the STB should continue with the procedural schedule, which called for a decision on the merits to be issued by October 17, 2003. On October 8, 2003, the STB issued an order suspending the procedural schedule pending a resolution of the uncertainties that now surround KCS's efforts to acquire control of Tex-Mex, and requiring KCS to file status reports regarding developments in its efforts to acquire control of TFM and Tex-Mex.

NOTICE OF TERMINATION OF JOINT VENTURE AGREEMENT. KCS acknowledged receipt from Grupo TMM of a notice to terminate the joint venture agreement between the parties entered into in 1995. Pursuant to such notice, the joint venture agreement will terminate on December 1, 2003. The joint venture agreement between the parties provides that upon its termination, the joint venture shall be liquidated and any assets held in the name of the joint venture shall be distributed proportionally to KCS and Grupo TMM. There are no significant assets held by the joint venture and KCS does not expect the termination of the joint venture agreement to have a material adverse effect on KCS.

TFM VAT CLAIM. On July 9, 2003, Grupo TMM and KCS, announced that TFM was formally notified by a three-judge panel of the Court of the First Circuit ("Circuit Court") of its June 11, 2003 judgment, which granted TFM constitutional protection ("Amparo") against the ruling of the Federal Tribunal of Fiscal and Administrative Justice ("Fiscal Court") issued on December 6, 2002, which had denied TFM the right to receive the Value Added Tax ("VAT") refund. TFM initiated its claim for the VAT refund in 1997.

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

As a result of this ruling by the Circuit Court, the case was remanded to the Fiscal Court. On August 14, 2003, Grupo TMM announced that in a public session held August 13, 2003, the Fiscal Court issued a resolution regarding TFM's VAT claim vacating its previous resolution of December 6, 2002, and, in strict compliance with the ruling issued on June 11, 2003 by the Circuit Court, resolved that TFM has proved its case, and that a "ficta denial" occurred, declaring such denial null and void as ordered by the Circuit Court. On October 3, 2003, Grupo TMM announced that the Tax Attorney of the Mexican Government has filed for review of the ruling. The Company is presently unable to predict the amount or timing of any VAT refund recovery.

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

AMENDMENT OF CREDIT AGREEMENT. On April 3, 2003, the Company received approval from more than 96% of its lenders of its request for an amendment to certain provisions under its Amended and Restated Credit Agreement dated June 12, 2002. The Company requested this amendment in order to provide flexibility in structuring the funding for the transaction to acquire the Mexican Government's interest in TFM. As discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission, the Mexican Government has the right to require Grupo TFM to purchase the Mexican Government's interest in TFM on or after October 31, 2003. Should Grupo TFM fail to purchase the Mexican Government's interest within 60 days of notification by the Mexican Government of its obligation to buy, then Grupo TMM and KCS, or either Grupo TMM or KCS, could be required to purchase their respective portion, or all, as applicable, of the Mexican Government's interest in TFM within 60 days following written notification to Grupo TMM and KCS, or either Grupo TMM or KCS, of their or its obligation to purchase. In addition, if the Mexican Government's interest in TFM has not been purchased prior to the closure of the proposed NAFTA Rail transaction contemplated by the Acquisition Agreement discussed above, KCS shall, as a condition precedent to, and contemporaneous with, the closure of such transaction, enter into an agreement under which KCS shall assume and discharge Grupo TMM's obligation to purchase the Mexican Government's interest in TFM. See "Dispute over Acquisition Agreement" above.

On April 28, 2003, the Company entered into a second amendment to its Amended and Restated Credit Agreement under which 93% of the lenders specifically approved the Company's investment in further equity interests of Grupo TFM, in equity interests representing 51% of Mexrail's issued and outstanding capital stock and the use of the Company's cash to acquire Mexrail, in connection with the proposed NAFTA Rail transaction (See "Dispute over Acquisition Agreement" and Mexrail Transactions" above).

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

The net proceeds from the offering of the convertible preferred stock are expected to be used to pay a portion of the purchase price for the proposed acquisition of a controlling interest of Grupo TFM. On August, 1, 2003, KCS filed a Form S-3 Registration Statement with the SEC to register for resale by the holders the convertible preferred stock and the common stock into which such preferred stock may be converted. On October 24, 2003, this registration statement, as amended, was declared effective by the SEC. On November 4, KCS filed Post-Effective Amendment No. 1 to this registration statement which was declared effective by the SEC on November 5, 2003. On November 12, KCS filed Post-Effective Amendment No.2 to this registration statement which was declared effective by the SEC on November 12, 2003. KCS will not receive any proceeds from the sale of the securities under this registration statement. If the acquisition of the controlling interest of Grupo TFM were not to be completed, the Company would explore alternative uses of the net proceeds realized from the issuance of the convertible preferred stock.


RESULTS OF OPERATIONS

The following table summarizes the income statement components of the Company for the three and nine months ended September 30, 2003 and 2002, respectively, for use in the analysis below. Certain prior period amounts have been reclassified to conform to the current period presentation (IN MILLIONS):

                                                   Three Months                Nine Months
                                                Ended September 30,        Ended September 30,
                                             -------------------------- --------------------------
                                                 2003         2002          2003         2002
                                             ------------- ------------ ------------- ------------

Revenues                                        $   146.3    $   138.9     $   432.8   $    422.0
Costs and expenses                                  131.4        132.7         396.9        387.9
                                             ------------- ------------ ------------- ------------
Operating income                                     14.9          6.2          35.9         34.1
Equity in net earnings of unconsolidated
 affiliates                                           0.7          9.1           5.2         25.7
Gain on sale of Mexrail, Inc.                           -            -             -          4.4
Interest expense                                    (11.6)       (11.5)        (34.8)       (33.3)
Debt retirement costs                                   -            -             -         (4.3)
Other income                                          2.0          6.5           4.8         15.3
                                             ------------- ------------ ------------- ------------
Income before income taxes and
  cumulative effect of accounting change              6.0         10.3          11.1         41.9
Income tax provision (benefit)                        1.7         (0.3)          2.6          5.1
                                             ------------- ------------ ------------- ------------
Income before cumulative effect
  of accounting change                                4.3         10.6           8.5         36.8
Cumulative effect of accounting change, net
 of income taxes                                        -            -           8.9            -
                                             ------------- ------------ ------------- ------------
Net income                                      $     4.3    $    10.6     $    17.4   $     36.8
                                             ============= ============ ============= ============


The following table summarizes consolidated KCS revenues, including the revenues and carload statistics of KCSR, for the three and nine months ended September 30, 2003 and 2002, respectively. Certain prior period amounts have been reclassified to reflect changes in the business groups and to conform to the current period presentation.

                                                                          Carloads and
                                      Revenues                           Intermodal Units
                         --------------------------------------   --------------------------------------
                                    (IN MILLIONS)                          (IN THOUSANDS)
                           Three Months        Nine Months           Three Months        Nine Months
                         ended September 30, ended September 30,  ended September 30, ended September 30,
                         --------------------------------------   --------------------------------------
                             2003     2002     2003     2002           2003     2002     2003     2002
                           -------- -------- -------- --------      -------- -------- -------- --------
General commodities:
  Chemical and petroleum   $   30.8 $   32.4 $   92.6 $   98.1          34.1     35.6    104.4    109.3
  Paper and forest             37.7     34.7    109.9    100.8          47.7     46.0    140.0    134.8
  Agricultural and
   mineral                     25.6     22.2     78.0     71.2          33.8     29.1    102.5     93.5
                           -------- -------- -------- --------      -------- -------- -------- --------
Total general commodities      94.1     89.3    280.5    270.1         115.6    110.7    346.9    337.6
  Intermodal and automotive    15.3     15.5     43.7     46.3          79.9     78.9    229.5    222.6
  Coal                         23.6     24.4     69.9     74.7          48.6     50.2    141.5    155.4
                           -------- -------- -------- --------      -------- -------- -------- --------
Carload revenues and
 carload and intermodal
 units                        133.0    129.2    394.1    391.1         244.1    239.8    717.9    715.6
                                                                    ======== ======== ======== ========
Other rail-related
 revenues                      11.9      8.4     34.2     25.8
                           -------- -------- -------- --------
  Total KCSR revenues         144.9    137.6    428.3    416.9
Other subsidiary
 revenues                       1.4      1.3      4.5      5.1
                           -------- -------- -------- --------
  Total consolidated
   revenues                $  146.3 $  138.9 $  432.8 $  422.0
                           ======== ======== ======== ========

The following table summarizes KCS's consolidated costs and expenses for the three and nine months ended September 30, 2003 and 2002, respectively. Certain prior period amounts have been reclassified to conform to the current year presentation. (IN MILLIONS)

                                                  Three Months                 Nine Months
                                              Ended September 30,          Ended September 30,
                                            -------------------------   --------------------------
                                               2003         2002            2003         2002
                                            ------------ ------------   ------------- ------------

Compensation and benefits                    $     48.4   $     51.2      $    146.4   $    147.1
Depreciation and amortization                      16.2         15.8            48.1         45.3
Purchased services                                 15.8         15.6            46.1         43.5
Operating leases                                   14.9         13.8            43.4         41.1
Fuel                                               11.2          8.9            35.3         27.7
Casualties and insurance                            9.7          6.9            26.2         22.0
Car hire                                            2.8          5.6             8.5         14.9
Other                                              12.4         14.9            42.9         46.3
                                            ------------ ------------   ------------- ------------
  Total consolidated costs and expenses      $    131.4   $    132.7      $    396.9   $    387.9
                                            ============ ============   ============= ============

NET INCOME. KCS recorded net income of $4.3 million (2(cent) per diluted share) for the three months ended September 30, 2003 compared to net income of $10.6 million (17(cent) per diluted share) for the three months ended September 30, 2002. For the third quarter of 2003, KCS experienced an $8.7 million increase in operating income driven by a $7.4 million increase in consolidated revenues coupled with a $1.3 million decline in operating expenses. These positive contributors to net income were offset by an $8.2 million decline in equity earnings from Grupo TFM, a $4.5 million decrease in other income, a $2.0 million increase in the provision for income taxes, a $0.2 million fluctuation in the equity losses of other unconsolidated affiliates (PCRC and Southern Capital) and a $0.1 million increase in interest expense.

Net income for the nine months ended September 30, 2003 was $17.4 million (20(cent) per diluted share) compared to $36.8 million (59(cent) per diluted share) for the nine months ended September 30, 2002. This $19.4 million period to period decline in net income resulted from a $21.4 million decrease in equity in earnings of Grupo TFM, a $10.5 million decline in other income, a $9.0 million increase in consolidated operating expenses and a $1.5 million increase in interest expense. Also contributing to the comparably lower 2003 net income was the impact of a $4.4 million gain on the sale of Mexrail recorded in the nine months ended September 30, 2002. These factors, which led to a period to period decline in net income, were partially offset by a $10.8 million increase in revenue, a one-time benefit of $8.9 million (net of taxes of $5.6 million) reported during year to date 2003 relating to the cumulative effect of an accounting change, the effect of $4.3 million in debt retirement costs reported in 2002, a $2.5 million decrease in the provision for income taxes and a $0.9 million improvement in the equity in net losses of other unconsolidated affiliates (PCRC and Southern Capital).

REVENUES. Consolidated revenues for the three and nine months ended September 30, 2003 increased $7.4 million and $10.8 million to $146.3 million and $432.8 million, respectively, compared to $138.9 million and $422.0 million for the three and nine months ended September 30, 2002, respectively. This third quarter and year to date 2003 revenue growth resulted mostly from higher KCSR revenues, most notably from improvements in the agricultural and mineral, and paper and forest product commodity groups. Additionally, higher revenues from other rail related ancillary services contributed to the comparably higher revenues during these periods. Revenues for the nine months ended September 30, 2003 included approximately $1.4 million related to reductions of certain allowances and reserves based upon revised estimates. The following discussion provides an analysis of KCSR revenues by commodity group for the quarter and year to date ended September 30, 2003.

      CHEMICAL AND PETROLEUM PRODUCTS. Revenues for chemical and petroleum products for the three and nine months ended September 30, 2003 decreased $1.6 million and $5.5 million, respectively, compared to the same periods in 2002, primarily as a result of lower revenues for plastic product shipments. For the three and nine months ended September 30, 2003, revenue for plastic products declined $2.1 million and $5.8 million, respectively, compared to the same prior year periods due mostly to the loss of a customer. For the quarter ended September 30, 2003, demand related revenue increases in agri-chemical, organic and inorganic traffic partially offset the quarterly decline in plastic product revenues. For the nine months ended September 30, 2003, declines in petroleum and agri-chemical product revenues also contributed to lower comparable chemical and petroleum product revenues. Year to date 2003 petroleum revenues dropped as a result of the adverse impact of high natural gas prices (both a feedstock and a source of energy for producers) on petroleum production, while lower agri-chemical revenues resulted from reduced customer production and changes in traffic mix. These year to date 2003 declines in agri-chemical, petroleum and plastic product revenues were partially offset by higher revenues for gases and inorganic products, primarily due to increased customer demand. Chemical and petroleum product revenues accounted for 23.5% and 25.1% of carload revenues for the nine months ended September 30, 2003 and 2002, respectively.

      PAPER AND FOREST PRODUCTS. Paper and forest product revenues for the three and nine months ended September 30, 2003 increased $3.0 million and $9.1 million, respectively, compared to the same periods in 2002, driven by higher revenues for pulp and paper, scrap paper, pulpwood/logs/chips and lumber/plywood products. Revenues for pulp and paper products as well as scrap paper increased primarily from higher production at KCSR's paper mill customers and increased exports to Mexico. The increase in lumber and plywood product revenues resulted from continued strength in the housing and homebuilding industry due to sustained levels of housing starts. Increases in revenues for pulpwood/logs/chips resulted from higher production by certain customers and targeted rate increases. Revenues for metal/ scrap products were relatively unchanged for both the three and nine months ended September 30, 2003. These quarter and year to date increases were partially offset by lower military/other revenues as a result of the cancellation of certain military training exercises, for which KCSR handles equipment transportation, due to the associated deployment of troops to the Middle East. Paper and forest products revenue accounted for 27.9% and 25.8% of carload revenues for the nine months ended September 30, 2003 and 2002, respectively.

      AGRICULTURAL AND MINERAL PRODUCTS. Revenues for agricultural and mineral products for the three and nine months ended September 30, 2003 increased $3.4 million and $6.8 million, respectively, compared to the same periods in 2002. For the three and nine months ended September 30, 2003, KCSR experienced revenue growth for export grain, food products, ore and mineral products as well as stone, clay and glass products. These revenue increases were partially offset by slight declines in domestic grain revenues for both the third quarter and year to date 2003 periods versus comparable 2002 primarily due to the effects of continued declines in poultry production, reducing the demand for grain shipments to the Company's poultry producing customers. The impact on domestic grain revenues of reduced poultry production was mostly offset by higher revenues associated with longer hauls gained as a result of a new contract with an existing customer. Increases in revenues for export grain reflect higher volumes of grain exports to Mexico. Food product revenues rose as a result of a new contract with an existing customer yielding increased carloads as well as longer hauls. Food product revenues were also higher due to higher beer shipments from Mexico into the United States and Canada. Revenue increases for ore and mineral products were the result of increased demand from producers. Agricultural and minerals revenue accounted for 19.8% and 18.2% of carload revenues for the nine months ended September 30, 2003 and 2002, respectively.

      INTERMODAL AND AUTOMOTIVE. Intermodal and automotive revenues for the three and nine months ended September 30, 2003 declined $0.2 million and $2.6 million, respectively, compared to the same periods in 2002. For the third quarter of 2003, automotive revenues increased slightly (3.5%) compared to the third quarter of 2002 due to higher shipments from KCSR's customers and the effect of new automotive parts traffic obtained in the first quarter of 2003. Automotive revenues declined $3.7 million for the nine months ended September 30, 2003 compared to the same period in 2002 as a result of the loss of certain automotive traffic in the third quarter of 2002. The effects of the sluggish economy on the automotive industry as a whole also negatively impacted automotive revenues. These year to date 2003 automotive revenue declines were partially offset by the favorable impact on revenues of new automotive parts traffic obtained in the first quarter of 2003. Intermodal revenues for the three months ended September 30, 2003 declined $0.3 million due to lower traffic volumes. Intermodal revenues for the nine months ended September 30, 2003 increased $1.0 million as a result of higher intermodal traffic with other connecting railroads. Intermodal and automotive revenue accounted for 11.1% and 11.8% of carload revenues for the nine months ended September 30, 2003 and 2002, respectively.

      COAL. For the three and nine months ended September 30, 2003 coal revenues decreased $0.8 million and $4.8 million, respectively, compared to the same periods in 2002, primarily resulting from a decline in tons shipped due to overall customer demand. A portion of the year to date coal revenue decline related to the loss of a coal customer in April of 2002, as well as to the impact of scheduled maintenance shutdowns in 2003, which where longer in duration compared to year to date 2002. These factors, which led to a reduction in coal revenues for the nine months ended September 30, 2003, were partially offset by the impact of higher per-carload revenues as a result of the use of aluminum cars, which are capable of greater hauling capacity. Coal revenue accounted for 17.8% and 19.1% of carload revenues for the nine months ended September 30, 2003 and 2002, respectively.

      OTHER. Other rail related revenues for the three and nine months ended September 30, 2003 increased $3.5 million and $8.4 million, respectively, compared to the same periods in 2002. These increases were primarily the result of higher revenues for demurrage and other rail related ancillary services, which resulted from improved operating efficiencies associated with the implementation of the Company's transportation operating platform, Management Control System ("MCS") in third quarter 2002. Haulage revenue has also increased slightly for the three and nine months ended September 30, 2003 compared to the same periods in 2002.


COSTS AND EXPENSES. For the three months ended September 30, 2003, consolidated costs and expenses decreased $1.3 million compared to the three months ended September 30, 2002. This decline resulted primarily from lower operating expenses at KCSR of approximately $3.1 million partially offset by higher operating expenses at other KCS subsidiaries of $1.8 million. On a year to date basis, 2003 consolidated costs and expenses increased $9.0 million compared to 2002 due to higher costs and expenses at KCSR of $9.1 million and a slight decline ($0.1 million) in operating expenses from KCS's other subsidiaries. Operating expenses for the three and nine months ended September 30, 2003 were significantly impacted by increases in fuel costs. See further discussion below for a more comprehensive discussion of operating expenses.

      COMPENSATION AND BENEFITS. For the three and nine months ended September 30, 2003, consolidated compensation and benefits decreased $2.8 million and $0.7 million, respectively, compared to the same periods in 2002. These declines resulted from a reduction in the number of crew starts and lower overtime pay, despite the increase in carload volumes during 2003 compared to 2002. Management believes these improvements are partially a result of the increased efficiency of train operations due to the improving effectiveness of the MCS transportation system. Furthermore, third quarter 2002 compensation and benefits costs were significantly influenced by the operating inefficiencies that occurred as a result of the implementation of MCS in July 2002. The efficiency gains realized during 2003 have been partially offset by an increase in certain union wage rates as a result of the settlement of certain contracts in the third quarter of 2002 and higher overall health insurance related costs.

      DEPRECIATION AND AMORTIZATION. Consolidated depreciation and amortization expense was $16.2 million and $48.1 million for the three and nine months ended September 30, 2003, respectively, compared to $15.8 million and $45.3 million for the three and nine months ended September 30, 2002, respectively. For the three months ended September 30, 2003, depreciation expense rose as a result of an increase in KCSR's depreciable asset base. The increase in depreciation expense for the nine months ended 2003 relates primarily to the implementation of MCS, which increased depreciation expense by approximately $2.5 million compared to the same period in 2002.

      PURCHASED SERVICES. Consolidated purchased services expense for the three and nine months ended September 30, 2003 increased $0.2 million and $2.6 million, respectively, to $15.8 million and $46.1 million, respectively, compared to $15.6 million and $43.5 million, respectively, for the same periods in 2002. The quarter to quarter increase resulted from an increase in track, bridge and locomotive repairs performed by third parties, mostly offset by an increase in car repairs billed to others by KCSR. For year to date 2003, the increase primarily resulted from increased legal expenses related to the settlement of certain casualty claims, higher car and locomotive repairs being performed by third parties and a reduction in lift fee credits received from other railroads. Consistent with the quarterly analysis, these year to date 2003 cost increases were partially offset by an increase in car repairs billed to others by KCSR. The quarter to quarter comparison was also impacted by a $1.0 million legal settlement received in the third quarter of 2002, which reduced purchased services expense in the prior year quarter. In addition to the $1.0 million legal settlement, the year to date comparison was also impacted by an insurance recovery credit of approximately $1.8 million realized in the second quarter of 2002. On a combined basis, these one-time credits reduced year to date 2002 purchased services by approximately $2.8 million.

      OPERATING LEASES. Consolidated operating lease expense for the three and nine months ended September 30, 2003 increased $1.1 million and $2.3 million, respectively, to $14.9 million and $43.4 million, respectively, from $13.8 million and $41.1 million, respectively, for the same periods in 2002. The increases for both periods were partially related to the lease of maintenance vehicles and work equipment, which in prior periods were owned by KCSR. Partially offsetting these increases was reduced costs related to other car equipment leases due to better fleet utilization. Additionally, for the nine months ended September 30, 2003, operating leases increased partially as a result of the timing of the lease for the Company's new corporate headquarters building. The Company began leasing this facility in the second quarter of 2002.

      FUEL. Consolidated fuel expense for the three and nine months ended September 30, 2003 increased $2.3 million and $7.6 million, respectively, to $11.2 million and $35.3 million, respectively, compared to $8.9 million and $27.7 million, respectively, for the same periods in 2002. The $2.3 million quarter to quarter increase was the result of a 19% increase in the average price per gallon of fuel (adjusted for the effects of the Company's fuel hedging program) coupled with an 5.3% increase in consumption. The $7.6 million year to date increase was the result of a 28% increase in the average price per gallon of fuel (adjusted for the effects of the Company's fuel hedging program) partially mitigated by the effects of a 1% decrease in fuel consumption. Fuel cost represented approximately 8.5% and 8.9%, respectively, of consolidated costs and expenses for the three and nine months ended September 30, 2003 compared to 6.7% and 7.1%, respectively, for the same periods in 2002.

      CASUALTIES AND INSURANCE. Consolidated casualties and insurance expense for the three and nine months ended September 30, 2003 increased $2.8 million and $4.2 million, respectively, to $9.7 million and $26.2 million, respectively, compared to $6.9 million and $22.0 million, respectively, for the same periods in 2002. The quarter to quarter increase was primarily the result of higher insurance costs and higher equipment damage and derailment expenses, partially offset by reduced personal injury expenses. For the nine months ended September 30, 2003, the increase was mostly related to higher insurance costs, partially offset by lower derailment related expenses. On a comparative basis, the increase in casualties and insurance expense for the third quarter of 2003 was also impacted by the effect of a legal settlement of $1.5 million received in the third quarter of 2002, which reduced casualties and insurance expense in the prior year quarter. In addition to the $1.5 million legal settlement, the year to date comparison was also impacted by an insurance recovery credit of approximately $1.4 million realized in the second quarter of 2002. On a combined basis, these one-time credits reduced year to date 2002 casualties and insurance expense by approximately $2.9 million.

      CAR HIRE. Consolidated net car hire expense was $2.8 million and $8.5 million, respectively, for the three and nine months ended September 30, 2003 compared to $5.6 million and $14.9 million, respectively, for the same periods in 2002. This decrease in net car hire expense for both the three and nine-month periods ended September 30, 2003 resulted from improved fleet utilization associated with the implementation of MCS. The improvement in fleet utilization has led to an increase in the number of KCSR freight cars being used by other railroads as well as a reduction in the number of freight cars owned by other railroads on the Company's rail line.

      OTHER EXPENSES. Consolidated other expenses for the three and nine months ended September 30, 2003 declined $2.5 million and $3.4 million, respectively, compared to the same periods in 2002, primarily as a result of higher gains recorded on the sale of operating properties. For the third quarter of 2003, gains from property sales were $2.5 million compared to $0.7 million for the third quarter of 2002, an increase of $1.8 million. For the nine months ended September 30, 2003, gains recorded from property sales increased $1.4 million to $4.1 million compared to $2.7 million for the nine months ended September 30, 2002. Also impacting the year to date comparison was a decline in costs for materials and supplies and a reduction in miscellaneous taxes.

      OPERATING INCOME AND KCS OPERATING RATIO. Consolidated operating income for the three months ended September 30, 2003 increased $8.7 million to $14.9 million from $6.2 million for the same period in 2002, resulting from a $7.4 million increase in revenues and a $1.3 million decrease in operating expenses. For the nine months ended September 30, 2003, consolidated operating income increased $1.8 million to $35.9 million from $34.1 million for the same period in 2002, resulting from a $10.8 million increase in revenues partially offset by a $9.0 million increase in operating expenses. For the three months ended September 30, 2003 and 2002, the consolidated operating ratio was 89.8% and 95.5%, respectively. For the nine months ended September 30, 2003 and 2002, the consolidated operating ratio was 91.7% and 91.9%, respectively.

INTEREST EXPENSE. Consolidated interest expense for the three and nine months ended September 30, 2003 increased $0.1 million and $1.5 million, respectively, to $11.6 million and $34.8 million, respectively, from $11.5 million and $33.3 million, respectively, for the same periods in 2002. Interest expense rose in each of these periods due to higher interest rates arising from a shift to more fixed rate debt in June 2002, partially offset by the impact of a lower debt balance. Consolidated debt declined $10.0 million from $588.7 million at September 30, 2002 to $578.7 million at September 30, 2003.

DEBT RETIREMENT COSTS. Net income for the nine months ended September 30, 2002 includes debt retirement costs of $4.3 million related to the debt refinancing during the second quarter of 2002.

OTHER INCOME. For the three and nine months ended September 30, 2003 consolidated other income decreased $4.5 million and $10.5 million, respectively, compared to the same periods in 2002. The quarter to quarter decline related primarily to a $4.9 million pre-tax gain recorded in the third quarter of 2002 related to the sale of the Company's interest in Wyandotte Garage Corporation. The year to date decline was due to substantially lower gains on the sale of non-operating property compared to the same 2002 periods, as well as the impact of the sale of Wyandotte Garage Corporation in 2002. Gains recorded on the sale of non-operating property were $0.2 million and $7.4 million for the nine months ended September 30, 2003 and 2002, respectively.

INCOME TAX EXPENSE. The consolidated income tax provision for the three months ended September 30, 2003 was $1.7 million compared to an income tax benefit of $0.3 million for the same period in 2002. This increase resulted primarily from higher domestic operating profit partially offset by a decline in other income. For the nine months ended September 30, 2003, the consolidated income tax provision was $2.6 million compared to $5.1 million for the same period in 2002. This decrease in the income tax provision was primarily the result of a $10.5 million decline in other income for the nine months ended September 30, 2003. Exclusive of equity earnings in Grupo TFM, the consolidated effective income tax rate for the three and nine months ended September 30, 2003 was approximately 38% and 53% respectively, compared to (60%) and 36%, respectively, for the same periods in 2002. This variance in the effective tax rate was primarily the result of changes in associated book/tax temporary differences, the level of pre-tax income, and the impact of permanent book/tax differences on the effective rate computation.

EQUITY IN NET EARNINGS (LOSSES) OF UNCONSOLIDATED AFFILIATES. For the three months ended September 30, 2003, KCS recorded equity in net earnings of unconsolidated affiliates of $0.7 million compared to equity in net earnings of unconsolidated affiliates of $9.1 million for the same period in 2002. This $8.4 million quarter to quarter decrease resulted primarily from an $8.2 million decrease in equity in net earnings from Grupo TFM. For the three months ended September 30, 2003, revenues for Grupo TFM increased approximately $2.9 million (1.6%) compared to the same period in 2002, despite a negative impact due to the weakening of the Mexican peso versus the United States dollar on a year over year basis. Operating expenses for Grupo TFM for the three months ended September 30, 2003 increased $7.6 million (6%) primarily as a result of higher fuel, car hire and purchased services. Also contributing to the lower earnings of Grupo TFM was an increase in exchange losses of $4.1 million and a $13.8 million increase in non-operating expenses quarter to quarter.

For the nine months ended September 30, 2003, KCS recorded equity in earnings of unconsolidated affiliates of $5.2 million compared to $25.7 million for the same period in 2002. This $20.5 million year to year decrease resulted primarily from a $21.4 million decrease in equity in earnings from Grupo TFM. For the nine months ended September 30, 2003, Grupo TFM's earnings were adversely impacted by an $18.4 million decrease in deferred income tax benefits as calculated under U.S. GAAP, which primarily resulted from the strengthening of the Mexican peso compared to the United States dollar during 2003 as well as lower future Mexican corporate tax rates. These rate changes had the effect of reducing Grupo TFM's deferred tax asset, thus increasing Grupo TFM's deferred tax provision. Grupo TFM's deferred tax assets are the result of prior year net operating losses for income tax purposes. Also impacting Grupo TFM's earnings for the nine months ended September 30, 2003 was a $9.0 million decrease in revenues as well as a $21.4 million increase in operating expenses. Revenues for Grupo TFM were adversely affected by the devaluation of the Mexican peso against the United States dollar on a year over year basis which resulted in a reduction of revenues of approximately $28.1 million period to period. For the nine months ended September 30, 2003, interest expense for Grupo TFM increased approximately $16.0 million compared to the same period in 2002 primarily as a result of increased debt costs related to the acquisition of the Mexican Government's ownership of Grupo TFM. Also contributing to the lower earnings of Grupo TFM was a $16.5 million increase in non-operating expenses. The Company's equity in earnings (losses) of Grupo TFM was also impacted by the Company's increased ownership of Grupo TFM to 46.6% from 36.9%, which the Company obtained indirectly in July 2002 as a result of the purchase by TFM of the Mexican Government's 24.6% ownership of Grupo TFM.

The Company reports its equity in Grupo TFM under U.S. GAAP while Grupo TFM reports under International Accounting Standards ("IAS"). Because the Company is required to report its equity in earnings (losses) in Grupo TFM under U.S. GAAP and Grupo TFM reports under IAS, differences in deferred income tax calculations and the classification of certain operating expense categories occur.

For the three and nine months ended September 30, 2003, equity in losses from other unconsolidated affiliates was $0.9 million and $1.0 million, respectively, compared to $0.7 million and $1.9 million for the three and nine months ended September 30, 2002, respectively. For the three and nine months ended September 30, 2003, equity in losses related to PCRC were $1.2 million and $2.3 million, respectively, compared to $1.1 million and $2.9 million, respectively, for the same periods in 2002. These losses were partially offset by earnings from Southern Capital. For the three and nine months ended September 30, 2003, equity in earnings from Southern Capital was $0.4 million and $1.4 million, respectively, compared to $0.4 million and $1.0 million, respectively, for the same periods in 2002.

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

TRENDS AND OUTLOOK

For both the quarter and year to date periods ended September 30, 2003, the Company's consolidated revenue increased compared to the same periods in 2002. These revenue increases resulted from targeted rate increases and volume growth in certain commodity segments throughout the year despite an economy that has experienced only limited improvements within certain sectors. While the Company experienced revenue growth for the quarter ended September 30, 2003, consolidated operating expenses decreased slightly quarter to quarter, resulting from improvements in operating performance and demonstrating the impact of efficiencies gained from a more fully functional MCS, which was implemented at the beginning of the third quarter of 2002. For the nine months ended September 30, 2003, higher operating expenses were primarily driven by increases in fuel costs, legal fees, insurance costs and depreciation expense which was related to the implementation of MCS.

For the quarter and year to date periods ended September 30, 2003, the Company's equity in earnings of unconsolidated affiliates decreased compared to the same periods in 2002. This decrease was primarily the result of a reduction in earnings from Grupo TFM during both of these periods. On a year to date basis, the Company's earnings from Grupo TFM were adversely affected by deferred tax calculations under U.S. GAAP related to the exchange rate between the U.S. Dollar and the Mexican peso as well as future Mexican income tax rates. Year to date 2003 earnings from Grupo TFM have also been adversely impacted by a reduction in revenues and an increase in operating expenses. For both the quarter and year to date periods ended September 30, 2003, the Company's equity in earnings from Grupo TFM has been favorably impacted by the increase in ownership percentage arising from the purchase, by TFM, of the Mexican government's 24.6% ownership of Grupo TFM during the second quarter of 2002.

For the year to date ended September 30, 2003, net income was favorably affected by a one-time benefit of $8.9 million (net of income taxes of $5.6 million), related to the cumulative effect resulting from a required change in the method of accounting for removal costs of certain railroad track structures. These factors contributed to the Company's third quarter and year to date ended September 30, 2003 diluted earnings per share, which decreased 88.2% and 66.1% to 02(cent) and 20(cent) per diluted share, respectively, from 17(cent) and 59(cent) per diluted share, respectively, for the same periods in 2002.

A current outlook for the Company's businesses for the remainder of 2003 is as follows: (refer to the first paragraph of "Overview" section of this Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, regarding forward-looking comments).

For the remainder of 2003, management will continue to focus on the improvement of the Company's domestic operations. Management expects overall KCSR revenues to increase compared to the same period in 2002 as certain commodity segments continue to experience growth based on higher demand. Except as discussed herein, assuming normalized rail operations, management expects KCSR's variable costs and expenses to be proportionate with revenue activity with cost efficiencies expected as a result of the continued improvements realized from the utilization of MCS. Fuel prices will fluctuate subject to market conditions. To mitigate these market risks, KCSR currently has approximately 17% of its budgeted fuel usage for the fourth quarter 2003 hedged through purchase commitments as well as fuel swaps, both of which reduce the risk of the adverse impact of volatile fuel prices. Insurance costs are expected to rise commensurate with market conditions.

As previously discussed in "Recent Developments - Proposed Acquisition of Grupo TFM from Grupo TMM," after announcing a series of agreements that would, following shareholder and regulatory approval, place KCSR, Tex-Mex, Gateway Eastern, and TFM under the common control of a single transportation holding company, NAFTA Rail, the shareholders of Grupo TMM purportedly voted not to approve the sale of Grupo TMM's interests in Grupo TFM to KCS. Negotiations have begun under the dispute resolution process contained in the Acquisition Agreement. One meeting has been held to discuss the negotiations, but no further meetings have been held. As previously discussed in "Recent Developments - Dispute over Acquisition Agreement," on October 31, 2003, KCS initiated a binding arbitration in accordance with the terms of the Acquisition Agreement by serving an Arbitration Demand on Grupo TMM and the American Arbitration Association. In its Arbitration Demand KCS seeks a determination that the Acquisition Agreement is in full force and effect, specific performance of the Acquisition Agreement, and damages for Grupo TMM's breach of the terms of the Acquisition Agreement and failure to negotiate in good faith during the 60-day negotiation period. The Company's management maintains that the Acquisition Agreement is still valid and remains in effect until December 31, 2004 (unless otherwise validly terminated in accordance with its terms.)

The Company expects to continue to participate in the earnings/losses from its equity investments in Grupo TFM, Southern Capital and PCRC. Due to the variability of factors affecting the Mexican economy, management can make no assurances as to the impact that a change in the value of the Mexican peso or a change in Mexican inflation will have on the results of Grupo TFM. In addition, if a resolution is reached regarding the dispute over the agreement to acquire Grupo TMM's interest in Grupo TFM and the transaction to place KCSR, TFM and Tex-Mex under common control is consummated, then the Company expects to consolidate the results of operations of TFM and Tex-Mex into its consolidated financial statements.


LIQUIDITY AND CAPITAL RESOURCES

Summary cash flow data for the Company is as follows (IN MILLIONS):

                                                       Nine Months
                                                   Ended September 30,
                                                 -------------------------

                                                    2003          2002
                                                 -----------   -----------
Cash flows provided by (used for):
  Operating activities                            $    84.7     $    94.0
  Investing activities                                (56.4)        (19.2)
  Financing activities                                182.9         (64.0)
                                                 -----------   -----------
  Cash and cash equivalents:
    Net increase                                      211.2          10.8
    At beginning of year                               19.0          24.7
                                                 -----------   -----------
    At end of period                              $   230.2     $    35.5
                                                 ===========   ===========


During the nine months ended September 30, 2003, the Company's consolidated cash position increased $211.2 million from December 31, 2002. This increase in cash position was primarily a result of the issuance of convertible preferred stock, cash inflows from operating activities, proceeds from the disposal of property and the proceeds from employee stock plans. These increases were partially offset by investments in and loans to affiliates, repayment of debt, acquisition costs related to the NAFTA rail transaction, cash dividends paid and property acquisitions.

Net operating cash inflows were $84.7 million and $94.0 million for the nine months ended September 30, 2003 and 2002, respectively. The $9.3 million decrease in operating cash flows was primarily attributable to lower net income and changes in working capital balances, resulting mainly from the timing of payments and receipts, partially offset by fluctuations in certain non-cash adjustments to net income.

Net investing cash outflows were $56.4 million and $19.2 million for the nine months ended September 30, 2003 and 2002, respectively. This $37.2 million increase in investing cash outflows was primarily a result of the Company's transactions with respect to Mexrail during 2003 and 2002. During the nine months ended September 30, 2002, the Company sold its interest in Mexrail to TFM for approximately $31.4 million, thus increasing cash flows from investing activities. During 2003, in contemplation of the NAFTA Rail transaction, KCS repurchased a 51% interest in Mexrail for $32.7 million. As discussed in "Recent Developments - Mexrail Transactions", in accordance with a demand from TFM, KCS sold its interest in Mexrail back to TFM on September 30, 2003 for $32.7 million. As a result of these two Mexrail transactions in

2003 offsetting each other, there was no impact to net investing cash outflows for the nine months ended September 30, 2003. Therefore, the impact of the cash received in 2002 from the sale of Mexrail resulted in higher comparable investing cash outflows during 2003. Also impacting net investing cash outflows for the nine months ended September 30, 2003 was approximately $6.1 million of cost associated with the NAFTA Rail transaction that have been capitalized and included in other investing activities. dditionally, proceeds from the sale of property for the nine months ended September 30, 2003 were $8.9 million less than for the same period in 2002. These factors, which led to higher net investing cash outflows, were partially offset by a $9.7 million decline in cash outflows for capital expenditures for the nine months ended September 30, 2003.

Net financing cash inflows for the first nine months of 2003 were $182.9 million compared to net financing cash outflows of $64.0 million for the first nine months of 2002. This difference was primarily due to the issuance of convertible preferred stock of $193.2 during the second quarter of 2003 as well as net repayments of long-term debt of $3.9 million during the first nine months of 2003 compared to net repayments of long-term debt of $64.8 million during the first nine months of 2002. Additionally, dividends paid increased $2.4 million period to period as a result of dividends related to the new convertible preferred stock.

Management expects cash flows from operations to be positive throughout the remainder of 2003 as a result of operating income, which has historically resulted in positive operating cash flows. Investing activities could potentially use significant amounts of cash during the remainder of 2003 for capital expenditures and investments in affiliates pending resolution of the dispute over the acquisition of Grupo TMM's interest in Grupo TFM, if such resolution occurs. Future roadway improvement projects will continue to be primarily funded by operating cash flows or, secondarily, through borrowings under the Company's line of credit.

The Company's consolidated ratio of debt to total capitalization was 37.5% and 43.6% at September 30, 2003 and December 31, 2002, respectively. The Company's debt decreased $3.9 million from $582.6 million at December 31, 2002 to $578.7 million at September 30, 2003 as a result of net repayments of long-term debt. Stockholders' equity increased $213.3 million to $966.2 million at September 30, 2003, primarily due to the issuance of convertible preferred stock of $193.2 million, net income of $17.4 million and the issuance of common stock under employee stock plans. The increase in stockholders' equity coupled with the decrease in debt resulted in a continued decline in the debt ratio from December 31, 2002.

In addition to operating cash flows, the Company has financing available under a senior secured revolving credit facility ("Credit Facility") with a maximum borrowing amount of $100 million. As of September 30, 2003, all $100 million was available under the Credit Facility. The Amended and Restated Credit Agreement contains, among other provisions, various financial covenants. As a result of certain financial covenants contained in the Amended and Restated Credit Agreement, maximum utilization of the Company's Credit Facility may be restricted.

On May 5, 2003, the Company issued $200 million of 4.25% Redeemable Cumulative Convertible Perpetual Preferred Stock, Series C with a liquidation preference of $500 per share in a private offering. The net proceeds from the offering of the convertible preferred stock are expected to be used to pay a portion of the purchase price for the proposed acquisition of a controlling interest of Grupo TFM pending resolution of the dispute over the acquisition if such resolution occurs. See "Recent Developments - Proposed Acquisition of Grupo TFM from Grupo TMM" and "Recent Developments - Dispute over Acquisition Agreement." On August, 1, 2003, KCS filed a Form S-3 Registration Statement with the SEC to register for resale by the holders the convertible preferred stock and the common stock into which such preferred stock may be converted. On October 24, 2003, this registration statement, as amended, was declared effective by the SEC. On November 4, KCS filed Post-Effective Amendment No. 1 to this registration statement which was declared effective by the SEC on November 5, 2003. On
November 12, KCS filed Post-Effective Amendment No.2 to this registration statement which was declared effective by the SEC on November 12, 2003. KCS will not receive any proceeds from the sale of the securities under this registration statement. If the acquisition of the controlling interest of Grupo TFM were not to be completed, the Company would explore alternative uses of the cash receipts realized from the issuance of the Redeemable Cumulative Convertible Perpetual Preferred Stock.

The Company filed a Universal Shelf Registration Statement on Form S-3 ("Initial Shelf" - Registration No. 33-69648) in September 1993, as amended in April 1996, for the offering of up to $500 million in aggregate amount of securities. The SEC declared the Initial Shelf effective on April 22, 1996; however, no securities have been issued thereunder. The Company carried forward $200 million aggregate amount of unsold securities from the Initial Shelf to a Shelf Registration Statement filed on Form S-3 ("Second Shelf" - Registration No. 333-61006) on May 16, 2001 for the offering of up to $450 million in aggregate amount of securities. The SEC declared the Second Shelf effective on June 5, 2001. Securities in the aggregate amount of $300 million remain available under the Initial Shelf and securities in the aggregate amount of $450 million remain available under the Second Shelf. To date, no securities have been issued under either the Initial Shelf or Second Shelf.

As discussed in the 2002 Form 10-K, if, on October 31, 2003, the Mexican Government has not sold all of its capital stock in TFM, Grupo TFM is obligated to purchase the capital stock at the initial share price paid by Grupo TFM, adjusted for Mexican inflation and changes in the U.S. Dollar/Mexican Peso exchange rate. Should Grupo TFM fail to purchase the Mexican Government's interest following notification by the Mexican Government of its obligation to buy, then Grupo TMM and KCS, or either Grupo TMM or KCS, could be required to purchase their respective portion, or all, as applicable, of the Mexican Government's interest in TFM following written notification to Grupo TMM and KCS, or either Grupo TMM or KCS, of its or their obligation to purchase. In addition, if the Mexican Government's interest in TFM has not been purchased prior to the closure of the proposed NAFTA Rail transaction contemplated by the Acquisition Agreement, KCS shall, as a condition precedent to, and contemporaneous with, the closure of such transaction, enter into an agreement under which KCS shall assume and discharge Grupo TMM's obligation to purchase the Mexican Government's interest in TFM. See "Recent Developments -Dispute over Acquisition Agreement" for a discussion of the dispute between Grupo TMM and the Company. If KCS and Grupo TMM, or either KCS or Grupo TMM alone had been required to purchase the Mexican Government's 20% interest in TFM, the total purchase price would have been approximately $470 million as of September 30, 2003. Based upon public disclosures made by Grupo TMM, they are not in a position to make this purchase. The Company is exploring various alternatives for financing the acquisition of the Mexican Government's interest in TFM. It is anticipated that this financing, if necessary, can be accomplished using the Company's ability to access the capital markets. No commitments for such financing have been obtained at this time.

Grupo TMM has announced that Grupo TFM initiated on October 16, 2003 a lawsuit in the Mexican Federal Courts located in Mexico City seeking a declaratory judgment as to whether or not the Mexican Government had satisfied the conditions precedent to Grupo TFM's obligation to purchase the Mexican Government's remaining shares of TFM. KCS is not a party to this lawsuit and it cannot speculate as to the effect this lawsuit may have, if any, on the timing of or ability of the Mexican Government to exercise the put of its TFM shares to Grupo TFM, Grupo TMM or KCS. KCS has not yet been notified by the Mexican Government of its obligation to purchase all or any portion of the TFM shares currently held by the Mexican Government. Should KCS be required to purchase all of the Mexican Government's TFM shares, it has the option under Mexican law and the Shareholder Agreement between Grupo TMM and KCS to require Grupo TMM to purchase 51% of the shares acquired by KCS.

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


OTHER

NEW ACCOUNTING PRONOUNCEMENTS. In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 is effective for fiscal years beginning after June 15, 2002. Under SFAS 143, the fair value of a liability for an asset retirement obligation must be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. KCSR, along with other Class I railroads, depreciates track structure (rail, ties, and other track material) in accordance with regulations promulgated by the STB. These regulations require KCSR to depreciate track structure to a net salvage value (gross estimated salvage value less estimated costs to remove the track structure at the end of its useful life). For certain track structure such as ties, with little or no gross salvage value, this practice ultimately results in depreciating an asset below zero, and thus, in effect, results in a liability. Under the requirements of SFAS 143, in the absence of a legal obligation to remove the track structure, such accounting practice is prohibited. The Company adopted the provisions of SFAS 143 in the first quarter of 2003, and, as a result, reviewed its depreciation of track structures to determine instances where the depreciation of removal costs has resulted or would be expected (based on the current depreciation rate)to result in the depreciation of an asset below zero when considering net salvage value. As a result of this review, the Company estimated the excess depreciation recorded on such assets and recorded this amount as a reduction in accumulated depreciation of $14.5 million and as a cumulative effect of an accounting change of $8.9 million (net of taxes of $5.6 million) as required by SFAS 143 in the first quarter of 2003. Additionally, depreciation rates applied to certain track structure elements that were previously yielding a negative salvage value have been modified to comply with the provisions of SFAS 143. For the nine months ended September 30, 2003, this resulted in a decrease in depreciation expense of approximately $1.0 million. Management currently estimates the net effect of the adoption of SFAS 143 on full year depreciation expense to be approximately $1.4 million.

In December 2002, the FASB issued Statement No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS 148"). SFAS 148 provides two additional transition methods for entities that adopt the method of accounting for stock-based compensation as defined in FASB Statement No. 123. Additionally, the statement amends the disclosure requirements of SFAS 123 to require disclosures in interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method on results of operations. The Company is currently evaluating the transitional provisions of SFAS 148 and does not expect this pronouncement, if adopted, to have a material impact on its consolidated results of operations, financial position, or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities," ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to certain variable interest entities created after January 31, 2003 as well as certain entities created prior to this date. In October 2003, FIN 46 was amended to allow certain organizations additional time to implement FIN 46. As a result, the Company is not required to adopt this interpretation until the fourth quarter of 2003. The Company has performed an initial assessment of its equity method investment in Southern Capital as well as PCRC for any potential impact this interpretation may have on its accounting for these entities as equity investments. The Company does not anticipate that FIN 46 will have a material impact on the Company's accounting for its investment in Southern Capital or PCRC since, at inception, these entities had sufficient funding and capital to absorb all expected losses.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no significant changes in the Company's Quantitative and Qualitative Disclosures About Market Risk from that previously reported in the Annual Report on Form 10-K for the year ended December 31, 2002.


ITEM 4.   CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter for which this quarterly report on Form 10-Q is filed that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

Part I, Item 1. Financial Statements, note 9 and the information regarding legal proceedings under "Dispute Over Acquisition Agreement" in note 3 to the Consolidated Financial Statements of this Form 10-Q are hereby incorporated herein by reference.


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

On August, 1, 2003, KCS filed a Form S-3 Registration Statement with the SEC to register for resale by the holders the convertible preferred stock and the common stock into which such preferred stock may be converted. On October 24, 2003, this Registration Statement, as amended, was declared effective by the SEC. On November 4, KCS filed Post-Effective Amendment No. 1 to this registration statement which was declared effective by the SEC on November 5, 2003. On November 12, KCS filed Post-Effective Amendment No.2 to this registration statement which was declared effective by the SEC on November 12, 2003. KCS will not receive any proceeds from the sale of the securities under this Registration Statement.



ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

Exhibit 31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
             of 2002

Exhibit 31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
             2002

Exhibit 32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


b) Reports on Form 8-K

       The Company furnished a Current Report on Form 8-K on July 2, 2003 announcing its second quarter 2003 meeting and conference call. The information included in this Current Report on Form 8-K was furnished pursuant to Item 9 and shall not be deemed to be filed.

       The Company filed a Current Report on Form 8-K on July 14, 2003, under item 5 of such form, reporting that Grupo TMM and the Company, owners through Grupo TFM of the controlling interest in TFM, announced that on July 9, 2003, TFM was formally notified by a three-judge panel of the Court of the First Circuit ("Circuit Court") of its June 11, 2003 judgment, which granted TFM constitutional protection ("Amparo") against the ruling of the Federal Tribunal of Fiscal and Administrative Justice ("Fiscal Court") issued on December 6, 2002, which had denied TFM the right to receive the Value Added Tax refund.

       The Company furnished a Current Report on Form 8-K on July 15, 2003, announcing the rescheduled date, time and other relevant information regarding the Company's second quarter meeting and conference call of its financial results for the three and six months ended June 30, 2003. The information included in this Current Report on Form 8-K was furnished pursuant to Item 9 and shall not be deemed to be filed.

       The Company furnished a Current Report on Form 8-K on July 22, 2003 announcing that the Company anticipated that its second quarter 2003 consolidated earnings would be significantly below the consensus estimates. The information included in this Current Report on Form 8-K was furnished pursuant to Item 9 and shall not be deemed to be filed.

       In a Current Report on Form 8-K dated August 1, 2003, the Company filed under item 5 of such form, information on its second quarter 2003 earnings and operating results and furnished under item 9 and item 12 of such form schedules regarding certain financial information discussed at the Company's second quarter 2003 analyst presentation and conference call. The information furnished in this Current Report on Form 8-K pursuant to Item 9 and Item 12 shall not be deemed to be filed.

       The Company filed a Current Report on Form 8-K on August 5, 2003, under item 5 of such form, announcing that the waiting period under the Hart-scott-rodino Antitrust Improvements Act of 1976 for the proposed NAFTA Rail transactions had expired without a formal request from the Department of Justice for additional information or documentary material, allowing KCS and TMM to consummate their transaction without any further delays that could have resulted from requests for additional information by the Department of Justice under U.S. antitrust laws.

       The Company furnished a Current Report on Form 8-K on August 14, 2003, announcing that Mexico's Foreign Investment Commission would release its NAFTA Rail Decision on or before August 28, 2003. The information included in this Current Report on Form 8-K was furnished pursuant to
       Item 9 and shall not be deemed to be filed.

       The Company filed a Current Report on Form 8-K on August 19, 2003, under item 5 of such form, announcing a statement issued by the Company in reaction to an announcement on August 18, 2003 by Grupo TMM regarding its shareholders' decision not to approve the sale of Grupo TMM's interests in Grupo TFM to KCS. KCS issued a statement that it intends to pursue all appropriate legal or administrative action against any persons or entities involved in interfering with KCS and its agreements with TMM.

       The Company furnished a Current Report on Form 8-K on August 22, 2003, setting forth information provided in exhibit 99.1. Exhibit 99.1 was sent by Sonnenschein Nath and Rosenthal LLP, counsel for the Company, to Milbank, Tweed, Hadley and McCoy LLP, counsel for Grupo TMM in response to Grupo TMM's announcement on August 18, 2003 that Grupo TMM's shareholders voted down the Acquisition Agreement. The information included in this Current Report on Form 8-K was furnished pursuant to
       Item 9 and shall not be deemed to be filed.

       The Company furnished a Current Report on Form 8-K on August 29, 2003 announcing the Mexican Foreign Investment Commission decision to defer KCS' application to acquire control of Grupo TFM and, thus, TFM, until after the dispute is resolved between KCS and Grupo TMM over whether the Acquisition Agreement remains in effect. The information included in this Current Report on Form 8-K was furnished pursuant to Item 9 and shall not be deemed to be filed.

       The Company furnished a Current Report on Form 8-K on August 29, 2003 acknowledging receipt of a letter from Jose Serrano Segovia, Chairman of Grupo TMM and of TFM, the joint-venture subsidiary between KCS and Grupo TMM, of a demand for TFM to repurchase KCS shares of Mexrail sold to KCS in May 2003. The information included in this Current Report on Form 8-K was furnished pursuant to Item 9 and shall not be deemed to be filed.

       The Company furnished a Current Report on Form 8-K on September 3, 2003 announcing that the Company filed in the Delaware Court of Chancery a motion for a preliminary injunction to preserve the parties' positions while KCS seeks to resolve its dispute over Grupo TMM's attempt to terminate the Acquisition Agreement. The information included in this Current Report on Form 8-K was furnished pursuant to Item 9 and shall not be deemed to be filed.

       The Company furnished a Current Report on Form 8-K on September 16, 2003 whereby the Company, reacting to a report in the Friday, September 12, 2003 EL ECONOMISTA, a Mexican business newspaper, confirmed that negotiations with Grupo TMM had begun under the dispute resolution process contained in the Acquisition Agreement. The information included in this Current Report on Form 8-K was furnished pursuant to Item 9 and shall not be deemed to be filed.

       The Company furnished a Current Report on Form 8-K on September 25, 2003 announcing the Board of Directors affirmation of the Company's efforts to pursue all legal means to enforce provisions of the Acquisition Agreement and announcing the STB's issuance of a decision finding no need to rule on the transfer back to TFM of the Company's 51% interest in Mexrail. The information included in this Current Report on Form 8-K was furnished pursuant to Item 9 and shall not be deemed to be filed.

       The Company furnished a Current Report on Form 8-K on September 26, 2003 announcing the Mexican Competition Commission had extended, without conditions, for a period of six months its prior authorization of KCS' purchase of all of the shares of Grupo TFM controlled by Grupo TMM. The information included in this Current Report on Form 8-K was furnished pursuant to Item 9 and shall not be deemed to be filed.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on November 13, 2003.


Kansas City Southern
                                     /s/Ronald G. Russ
                        ----------------------------------------------
                                        Ronald G. Russ
                   Executive Vice President and Chief Financial Officer
                                 (Principal Financial Officer)

                                    /s/Louis G. Van Horn
                        ----------------------------------------------
                                       Louis G. Van Horn
                                Vice President and Comptroller
                                  (Principal Accounting Officer)