Form 10-K
period 2003-12-31
KANSAS CITY SOUTHERN
filed 2004-03-30
CIK 54480

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number    1-4717

KANSAS CITY SOUTHERN

(Exact name of Company as specified in its charter)

Delaware	44-0663509
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

427 West 12th Street, Kansas City, Missouri	64105
(Address of principal executive offices)	(Zip Code)

Company’s telephone number, including area code    (816) 983-1303

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered
Preferred Stock, Par Value $25 Per Share, 4%, Noncumulative	New York Stock Exchange
Common Stock, $.01 Per Share Par Value	New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:    None

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Company is an accelerated filer (as defined in Exchange Act Rule 12b-2)  YES  ☒    NO  ☐

Company Stock.    The Company’s common stock is listed on the New York Stock Exchange under the symbol “KSU.” As of June 30, 2003, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the Company was approximately $742 million (amount computed based on closing prices of common stock on New York Stock Exchange). As of February 27, 2004, 62,633,808 shares of common stock and 242,170 shares of voting preferred stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the following documents are incorporated herein by reference into Part of the Form 10-K as indicated:

Document	Part of Form 10-K into which incorporated
Company’s Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2003	Parts I, III

KANSAS CITY SOUTHERN

2003 FORM 10-K ANNUAL REPORT

ii

Part I

Item 1.	Business

COMPANY OVERVIEW

Kansas City Southern (“KCS” or the “Company”), a Delaware corporation, is a holding company with principal operations in rail transportation.

KCS, along with its subsidiaries and affiliates, owns and operates a uniquely positioned North American rail network strategically focused on the growing north/south freight corridor that connects key commercial and industrial markets in the central United States with major industrial cities in Mexico. The Company’s principal subsidiary, The Kansas City Southern Railway Company (“KCSR”), which was founded in 1887, is one of seven Class I railroads in the United States (railroads with annual revenues of at least $272 million, as indexed for inflation). KCSR serves a ten-state region in the midwest and southern parts of the United States and has the shortest north/south rail route between Kansas City, Missouri and several key ports along the Gulf of Mexico in Louisiana, Mississippi and Texas.

The Company’s rail network also includes an equity investment in Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. (“Grupo TFM”), a 46.6% owned unconsolidated affiliate, which owns 80% of the stock of TFM, S.A. de C.V. (“TFM”). TFM operates a strategically significant corridor between Mexico and the United States, and has as its core route a key portion of the shortest, most direct rail passageway between Mexico City and Laredo, Texas. TFM serves most of Mexico’s principal industrial cities and three of its major shipping ports. TFM’s rail lines are the only ones which serve Nuevo Laredo, the largest rail freight exchange point between the United States and Mexico.

TFM wholly-owns Mexrail, Inc. (“Mexrail”). Mexrail owns 100% of The Texas-Mexican Railway Company (“Tex-Mex”). Tex-Mex operates a 157-mile rail line extending from Laredo to the port city of Corpus Christi, Texas and connects the operations of KCSR with TFM. Tex-Mex connects with TFM at Laredo and connects to KCSR through trackage rights at Beaumont, Texas. TFM, through its concession with the Mexican government, has the right to control and operate the southern half of the rail-bridge at Laredo and, indirectly through its ownership of Mexrail, owns the northern half of the rail-bridge at Laredo, which spans the Rio Grande River between the United States and Mexico. Laredo is a principal international gateway through which more than 50% of all rail and truck traffic between the United States and Mexico crosses the border.

Together, the Company’s rail network (KCSR, and equitable interests in TFM and Tex-Mex) comprises approximately 6,000 miles of main and branch lines extending from the midwest portions of the United States south into Mexico. Additionally, through a strategic alliance with Canadian National Railway Company (“CN”) and Illinois Central Corporation (“IC” and together with CN, “CN/IC”), the Company has access to a contiguous rail network of approximately 25,000 miles of main and branch lines connecting Canada, the United States and Mexico. The CN/IC alliance connects Canadian markets with major midwestern and southern markets in the United States as well as with major markets in Mexico through KCSR’s connections with Tex-Mex and TFM. Management believes that, as a result of the strategic position of our rail network, the Company is poised to continue to benefit from the growing north/south trade between the United States, Mexico and Canada promoted by the North American Free Trade Agreement (“NAFTA”).

KCS’s rail network is further expanded through marketing agreements with Norfolk Southern Railway Company (“Norfolk Southern”), The Burlington Northern and Santa Fe Railway Company (“BNSF”) and the Iowa, Chicago & Eastern Railroad Corporation (“IC&E” – formerly I&M Rail Link, LLC). Marketing agreements with Norfolk Southern allow the Company to capitalize on its east/west route from Meridian, Mississippi to Dallas, Texas (“Meridian Speedway”) to gain incremental traffic volume between the southeast and the southwest. The marketing alliance with BNSF was developed to promote cooperation, revenue growth and extend market reach for both railroads in the United States and Canada. It is also designed to improve operating efficiencies for both KCSR and BNSF in key market areas, as well as provide customers with expanded service options. KCSR’s marketing agreement with IC&E provides access to Minneapolis, Minnesota and Chicago, Illinois and to the origination of corn and other grain traffic in Iowa, Minnesota and Illinois.

The Company’s rail network interconnects with all other Class I railroads and provides shippers with an effective alternative to other railroad routes, giving direct access to Mexico and the southeastern and southwestern United States through less congested interchange hubs.

The Company also owns 50% of the common stock (or a 42% equity interest) of the Panama Canal Railway Company (“PCRC”), which holds the concession to operate a 47-mile coast-to-coast railroad located adjacent to the Panama Canal. The railroad handles containers in freight service across the isthmus. Panarail Tourism Company (“Panarail”), a wholly owned subsidiary of PCRC, operates a commuter and tourist railway service over the lines of the Panama Canal Railway. Passenger and freight service commenced during 2001.

Other subsidiaries and affiliates of KCS include the following:

•	Southern Capital Corporation, LLC (“Southern Capital”), a 50% owned unconsolidated affiliate that leases locomotive and rail equipment to KCSR;

•	Trans-Serve, Inc., (d/b/a Superior Tie and Timber—“ST&T”), an owner/operator of a railroad wood tie treating facility;

•	PABTEX GP, LLC (“Pabtex”) located in Port Arthur, Texas. Pabtex is an owner of a bulk materials handling facility with deep-water access to the Gulf of Mexico that stores and transfers petroleum coke and soda ash from trucks and rail cars to ships, primarily for export; and

•	Transfin Insurance, Ltd., a single-parent captive insurance company, providing property, general liability and certain other insurance coverage to KCS and its subsidiaries and affiliates.

KCS was organized in 1962 as Kansas City Southern Industries, Inc. and in 2002 formally changed its name to Kansas City Southern. KCS, as the holding company, supplies its various subsidiaries with managerial, legal, tax, financial and accounting services, in addition to managing other minor “non-operating” investments.

The information set forth in response to Item 101 of Regulation S-K under Part II Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-K is incorporated by reference in partial response to this Item 1.

RAIL NETWORK

Owned Network

KCSR owns and operates approximately 3,100 miles of main and branch lines and 1,250 miles of other tracks in a ten-state region that includes Missouri, Kansas, Arkansas, Oklahoma, Mississippi, Alabama, Tennessee, Louisiana, Texas and Illinois. KCSR has the shortest north/south rail route between Kansas City and several key ports along the Gulf of Mexico in Louisiana, Mississippi and Texas. KCSR’s rail route also serves the Meridian Speedway and the east/west route linking Kansas City with East St. Louis, Illinois and Springfield, Illinois. In addition, KCSR has limited haulage rights between Springfield and Chicago that allow for originating or terminating shipments on the rail lines of the former Gateway Western Railway Company (“Gateway Western”). These lines also provide access to East St. Louis and allow rail traffic to avoid the St. Louis, Missouri terminal. The geographic reach of KCSR enables service to a customer base that includes electric generating utilities, which use coal, and a wide range of companies in the chemical and petroleum, agricultural and mineral, paper and forest products, and automotive and intermodal markets.

Eastern railroads and their customers can use the Company’s rail network to bypass the gateways at Chicago; St. Louis; Memphis, Tennessee and New Orleans by interchanging with KCSR at Springfield and East St. Louis and at Meridian and Jackson, Mississippi. Other railroads can also interconnect with the Company’s rail network via other gateways at Kansas City; Birmingham, Alabama; Shreveport and New Orleans, Louisiana; and Dallas, Beaumont and Laredo, Texas.

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

Significant Investments

Grupo TFM

In December 1995, the Company entered into a joint venture agreement with Transportacion Maritima Mexicana, S.A. de C.V. (“TMM”) to, among other things, provide for participation in the privatization of the Mexican national railway system and to promote the movement of rail traffic over Tex-Mex, TFM and KCSR. Pursuant to written notice given by TMM’s successor, Grupo TMM, S.A., and in accordance with its terms, the joint venture agreement terminated on December 1, 2003. In 1997, the Company invested $298 million to obtain a 36.9% interest in Grupo TFM, the company formed by KCS and TMM under the joint venture agreement for the purpose of participating in the privatization of the Mexican national railway system. At the time Grupo TFM purchased 80% of the shares of TFM, TMM, the largest shareholder of Grupo TFM, owned 38.5% of Grupo TFM and the Mexican government owned the remaining 24.6%. In 2002, KCS and Grupo TMM exercised their call option on the Mexican government’s Grupo TFM shares and, on July 29, 2002, TFM completed the purchase of the Mexican government’s 24.6% ownership of Grupo TFM. The $256.1 million purchase price was funded utilizing a combination of proceeds from an offering of debt securities by TFM, a credit from the Mexican government for the reversion of certain rail facilities and other resources. This transaction increased the Company’s ownership percentage of Grupo TFM from 36.9% to approximately 46.6%. Grupo TFM owns 80% of the stock of TFM (all of which shares are entitled to full voting rights) while the remaining 20% of TFM (with limited voting rights) is owned by the Mexican government.

TFM holds the concession, which was awarded by the Mexican government in 1996, to operate Mexico’s Northeast Rail Lines (the “Concession”; the Northeast Rail Lines are now known as “TFM”) for 50 years ending in June 2047. Subject to certain conditions, TFM has an option to extend the Concession for an additional 50 years. The Concession is subject to certain mandatory trackage rights and is exclusive until 2027. The Mexican government, however, may revoke TFM’s exclusivity after 2017 if it determines that there is insufficient competition and may terminate the Concession as a result of certain conditions or events, including (1) TFM’s failure to meet its operating and financial obligations with regard to the Concession under applicable Mexican law, (2) a statutory appropriation by the Mexican government for reasons of public interest and (3) liquidation or bankruptcy of TFM. TFM’s assets and its rights under the Concession may, under certain circumstances such as natural disaster, war or other similar situations, also be seized temporarily by the Mexican government.

Under the Concession, TFM operates a strategically significant corridor between Mexico and the United States, and has as its core route a key portion of the shortest, most direct rail passageway between Mexico City and Laredo. TFM’s rail lines are the only ones which serve Nuevo Laredo, the largest rail freight exchange point between the United States and Mexico. TFM’s rail lines connect the most populated and industrialized regions of Mexico with Mexico’s principal U.S. border railway gateway at Laredo. In addition, TFM serves three of Mexico’s primary seaports at Veracruz and Tampico on the Gulf of Mexico and Lazaro Cardenas on the Pacific

Ocean. TFM serves 15 Mexican states and Mexico City, which together represent a majority of the country’s population and account for a majority of its estimated gross domestic product. KCS management believes the Laredo gateway is the most important interchange point for rail freight between the United States and Mexico. As a result, KCS management believes that TFM’s routes are an integral part of Mexico’s foreign trade infrastructure.

This route structure enables the Company to benefit from growing trade resulting from the increasing integration of the North American economy through NAFTA. Through Tex-Mex and KCSR, as well as through interchanges with other major U.S. railroads, TFM provides its customers with access to an extensive rail network through which they may distribute their products throughout North America and overseas.

TFM operates approximately 2,650 miles of main and branch lines and certain additional sidings, spur tracks and main line tracks under trackage rights. TFM has the right to operate the rail lines through the Concession, but does not own the land, roadway or associated structures.

TFM, including its indirect ownership of Tex-Mex, is both a strategic and financial investment for KCS. Strategically, the Company’s investment in TFM promotes the NAFTA growth strategy, whereby KCS and its strategic partners can provide transportation services between the heart of Mexico’s industrial base, the United States and Canada. TFM seeks to establish its railroad as the primary inland freight transporter linking Mexico with the U.S. and Canadian markets along the NAFTA corridor. TFM’s strategy is to provide reliable customer service, capitalize on foreign trade growth and convert truck tonnage to rail.

KCS management believes TFM is an excellent long-term financial investment. TFM’s operating strategy has been to increase productivity and maximize operating efficiencies. With Mexico’s economic progress, growth of NAFTA trade between Mexico, the United States and Canada, and customer focused rail service, KCS management believes that the growth potential of TFM could be significant.

As further described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Proposed Acquisition of Grupo TFM from Grupo TMM”, on April 20, 2003, the Company entered into an agreement with Grupo TMM and other parties (“Acquisition Agreement”) under which KCS ultimately would acquire control of TFM through the purchase of shares of common stock of Grupo TFM (“Acquisition”). The obligations of KCS and Grupo TMM to complete the Acquisition are subject to a number of conditions. Grupo TMM and KCS are currently in dispute over Grupo TMM’s attempt to terminate the Acquisition Agreement. This dispute could adversely affect TFM’s operations and business.

On January 21, 2004, Moody’s Investors Service, or Moody’s, announced that it had placed the B1 senior unsecured debt rating of TFM under review for possible downgrade. Moody’s announced that, as part of the current review, it will consider the implications of these issues—the Grupo TMM/KCS dispute, the value and rights for the VAT reimbursement, and the obligations under the Mexican government’s put of TFM shares.

On February 26, 2004, Grupo TMM announced that during the fourth quarter of 2003, TFM failed to meet certain financial covenant ratios under its term loan facility and its commercial paper program. The press release stated that TFM was negotiating with its lenders on amendments to these credit agreements, which would retroactively amend the covenants and would effectively cure the defaults, and that TFM is also in the process of refinancing its commercial paper program to extend the maturity date to 2006. On March 11, 2004, Grupo TFM announced that effective March 10, 2004, it had received a waiver from the banks that participate in the term loan facility and commercial paper program and that it was waived from the financial covenants for the three months ended December 31, 2003 and for the period from January 1, 2004 through May 11, 2004.

The Mexican government has the right to compel the purchase of its 20% interest in TFM (referred to as the “Put”) by Grupo TFM following notification by the Mexican government in accordance with the terms of the applicable agreements. Upon exercise of the Put, Grupo TFM would be obligated to purchase the TFM capital stock at the initial share price paid by Grupo TFM adjusted for interest and inflation. Prior to October 30, 2003, Grupo TFM filed suit in the Federal District Court of Mexico City seeking, among other things, a declaratory judgment interpreting whether Grupo TFM was obligated to honor its obligation under the Put agreement, as the Mexican government had not made any effort to sell the TFM shares subject to the Put prior to October 31, 2003. In its suit, Grupo TFM named Grupo TMM and KCS as additional interested parties. The Mexican Court has admitted Grupo TFM’s complaint and issued an injunction that would, following the posting of a bond by Grupo TFM, block the Mexican government from exercising the Put. The Mexican government provided Grupo TFM with notice of its intention to sell its interest in TFM on October 30, 2003. Grupo TFM has responded to the Mexican government’s notice reaffirming its right and interest in purchasing the Mexican government’s remaining interest in TFM, but also advising the Mexican government that it would not take any action until its lawsuit seeking a declaratory judgment was resolved. In the event that Grupo TFM does not purchase the Mexican government’s 20% interest in TFM, Grupo TMM and KCS, or either of Grupo TMM or KCS alone, would, following notification by the Mexican government in accordance with the terms of the applicable agreements, be obligated to purchase the Mexican government’s remaining interest in TFM. As this matter is currently the subject of litigation in Mexico to which the Mexican government, Grupo TFM, Grupo TMM and KCS are parties, KCS management does not believe it is likely that the Mexican government will seek to exercise the Put until the litigation is resolved. Based upon public disclosures made by Grupo TMM, it is not in a position to make this purchase. Following the resolution of the lawsuit in Mexico, should Grupo TFM fail to purchase the Mexican government’s TFM shares in accordance with the terms of the Put, then the Mexican government has the right to put all the shares of TFM to KCS. In such an event, KCS would have the right, but not the obligation, to put 51% of the shares purchased by KCS to Grupo TMM. However, there can be no assurance that Grupo TMM would have the financial resources necessary to purchase those shares. If the Acquisition is completed, KCS will be solely responsible for purchasing the Mexican government’s 20% interest in TFM. If KCS had been required to purchase this interest as of December 31, 2003, the total purchase price would have been approximately $467.7 million.

The original term of the Grupo TFM joint venture agreement was renewed for a term of three years on December 1, 2000. Pursuant to written notice given by Grupo TMM, and in accordance with its terms, the joint venture agreement terminated on December 1, 2003. The joint venture did not have any material assets and management believes that the termination of the joint venture agreement will not have a material adverse effect on the Company or its interest in Grupo TFM.

The shareholders agreement dated May 1997 between KCS and Grupo TMM and certain affiliates, which governs the Company’s investment in Grupo TFM (1) restricts each of the parties to the shareholders agreement from directly or indirectly transferring any interest in Grupo TFM or TFM to a competitor of Grupo TFM, TFM or the parties without the prior written consent of each of the parties, and (2) provides that KCS and Grupo TMM may not transfer control of any subsidiary holding all or any portion of shares of Grupo TFM to a third party, other than an affiliate of the transferring party or another party to the shareholders agreement, without the consent of the other parties to the shareholders agreement. The Grupo TFM bylaws prohibit any transfer of shares of Grupo TFM to any person other than an affiliate of the existing shareholders without the prior consent of Grupo TFM’s board of directors. In addition, the Grupo TFM bylaws grant the shareholders of Grupo TFM a right of first refusal to acquire shares to be transferred by any other shareholder in proportion to the number of shares held by each non-transferring shareholder, although holders of preferred shares or shares with special or limited rights are only entitled to acquire those shares and not ordinary shares. The shareholders agreement requires that the boards of directors of Grupo TFM and TFM be constituted to reflect the parties’ relative ownership of the ordinary voting common stock of Grupo TFM.

Tex-Mex

On February 27, 2002, the Company, Grupo TMM, and certain of Grupo TMM’s affiliates entered into a stock purchase agreement with TFM to sell to TFM all of the common stock of Mexrail. The sale closed on March 27, 2002 and the Company received approximately $31.4 million for its 49% interest in Mexrail. The

Company used the proceeds from the sale of Mexrail to reduce debt. Although the Company no longer directly owns 49% of Mexrail, it retains an indirect ownership through its 46.6% ownership of Grupo TFM. Under the stock purchase agreement, KCS retained rights to prevent further sale or transfer of the stock or significant assets of Mexrail and Tex-Mex and the right to continue to participate in the corporate governance of Mexrail and Tex-Mex, which will remain U.S. corporations and subject to the Company’s super majority rights contained in Grupo TFM’s bylaws.

Tex-Mex connects to KCSR through trackage rights over the rail lines of the Union Pacific Railroad Company (“UP”) between Robstown, Texas and Beaumont. These trackage rights were granted pursuant to a 1996 Surface Transportation Board (“STB”) decision and have an initial term of 99 years. Tex-Mex provides a vital link between the Company’s U.S. operations through KCSR and its Mexican operations through TFM.

On March 12, 2001, Tex-Mex purchased from UP a line of railroad right-of-way extending 84.5 miles between Rosenberg, Texas and Victoria, Texas, and granted Tex-Mex trackage rights sufficient to integrate the line into the existing trackage rights. The line is not in service and will require extensive reconstruction, which has not yet been scheduled. The purchase price for the line of $9.2 million was determined through arbitration and the acquisition also required the prior approval or exemption of the transaction by the STB. By its Order entered on December 8, 2000, the STB granted Tex-Mex’s Petition for Exemption and exempted the transaction from this prior approval requirement. Once reconstruction of the line is completed, Tex-Mex will be able to shorten its existing route between Corpus Christi and Houston, Texas by over 70 miles.

Panama Canal Railway Company

In January 1998, the Republic of Panama awarded PCRC, a joint venture company formed by KCSR and Mi-Jack Products, Inc. (“Mi-Jack”), the concession to reconstruct and operate the Panama Canal Railway, a 47-mile railroad located adjacent to the Panama Canal that provides international shippers with a railway transportation option to complement the Panama Canal. The Panama Canal Railway, which traces its origins back to the mid-1800’s, is a north-south railroad traversing the Panama isthmus between the Pacific and Atlantic Oceans. The railroad has been reconstructed and it resumed freight operations in December 2001. KCS management believes the prime potential and opportunity for this railroad to be in the movement of container traffic between the ports of Balboa and Colon for shipping customers repositioning such containers. The Panama Canal Railway has significant interest from both shipping companies and port terminal operators. In addition, there is demand for passenger traffic for both commuter and pleasure/tourist travel. Panarail operates and promotes commuter and tourist passenger service over the Panama Canal Railway. Passenger service started during July 2001. While only 47 miles long, KCS management believes the Panama Canal Railway provides the Company with a unique opportunity to participate in transoceanic shipments as a complement to the existing Panama Canal traffic.

As of December 31, 2003, the Company has invested approximately $21.0 million toward the reconstruction and operations of the Panama Canal Railway. This investment is comprised of $12.9 million of equity and $8.1 million of subordinated loans. These loans carry a 10% interest rate and are payable on demand, subject to certain restrictions.

In November 1999, PCRC completed the financing for the reconstruction project with the International Finance Corporation (“IFC”), a member of the World Bank Group. The financing was comprised of a $5 million investment by the IFC and senior loans through the IFC in an aggregate amount of up to $45 million. Additionally, PCRC has $3.4 million of equipment loans and other capital leases totaling $3.0 million. The IFC’s investment of $5 million in PCRC is comprised of non-voting preferred shares which pay a 10% cumulative dividend. As of December 31, 2003, PCRC has recorded a $2.0 million liability for these cumulative preferred dividends. The preferred shares may be redeemed at the IFC’s option any year after 2008 at the lower of (1) a net cumulative internal rate of return of 30% or (2) eight times earnings before interest, income taxes, depreciation and amortization for the two years preceding the redemption that is proportionate to the IFC’s percentage ownership in PCRC. Under the terms of the loan agreement with IFC, the Company is a guarantor for up to $5.6 million of the associated debt. Also if PCRC terminates the concession contract without the IFC’s consent, the Company is a guarantor for up to 50% of the outstanding senior loans. The Company is also a guarantor for up to $1.8 million of the equipment loans and approximately $100,000 relating to other capital leases. The cost of the reconstruction totaled approximately $80 million. The Company expects to loan an additional $3.5 million to PCRC during 2004 under the same terms as the existing $8.1 million subordinated loans.

Southern Capital

In 1996, KCSR and GATX Capital Corporation (“GATX”) formed a 50-50 joint venture—Southern Capital—to perform certain leasing and financing activities. Southern Capital’s operations are comprised of the acquisition of locomotives, rolling stock and other rail equipment and the leasing thereof to KCSR. Concurrent with the formation of this joint venture, KCSR entered into operating leases with Southern Capital for substantially all the locomotives and rolling stock that KCSR contributed or sold to Southern Capital at the time of formation of the joint venture. GATX contributed cash in the joint venture transaction formation.

The purpose for the formation of Southern Capital was to partner a Class I railroad in KCSR with an industry leader in the rail equipment financing in GATX. Southern Capital provides the Company with access to equipment financing alternatives.

Expanded Network

Through its strategic alliance with CN/IC and marketing agreements with Norfolk Southern, BNSF and the IC&E, the Company has expanded the domestic geographic reach beyond that covered by its owned network.

Strategic Alliance with Canadian National and Illinois Central.

In 1998, KCSR, CN and IC entered into a 15-year strategic alliance to coordinate the marketing, operations and investment elements of north-south rail freight transportation. The strategic alliance did not require STB approval and was effective immediately. This alliance connects Canadian markets, the major Midwest U.S. markets of Detroit, Michigan; Chicago, Kansas City and St. Louis and the key southern markets of Memphis, Dallas and Houston. It also provides U.S. and Canadian shippers with access to Mexico’s rail system through connections with Tex-Mex and TFM.

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

Under a separate agreement, KCSR was granted certain trackage and haulage rights and CN and IC were granted certain haulage rights. Under the terms of this agreement, and through action taken by the STB, in 2000 KCSR gained access to six additional chemical customers in the Geismar, Louisiana industrial area through haulage rights.

Marketing Agreements with Norfolk Southern.

In December 1997, KCSR entered into a three-year marketing agreement with Norfolk Southern and Tex-Mex that allows KCSR to increase its traffic volume along the east-west corridor between Meridian and Dallas by using interchange points with Norfolk Southern. This agreement provides Norfolk Southern run-through service with access to Dallas and the Mexican border at Laredo while avoiding the rail gateways of Memphis and New Orleans. This agreement was renewed in December 2003 for a term of three years and will be automatically renewed for additional three-year terms unless written notice of termination is given at least 90 days prior to the expiration of the then-current term.

In May 2000, KCSR entered into an additional marketing agreement with Norfolk Southern under which KCSR provides haulage services for intermodal traffic between Meridian and Dallas in exchange for fees from Norfolk Southern. Under this agreement Norfolk Southern may quote rates and enter into transportation service contracts with shippers and receivers covering this haulage traffic. This agreement terminates on December 31, 2006 and provides KCSR with additional sources of intermodal business. Under the current arrangement, trains run between KCSR’s connection with Norfolk Southern at Meridian and the BNSF connection at Dallas. The structure of the agreement provides for lower gross revenue to KCSR, but improved operating income since, as a haulage arrangement, locomotives, locomotive fuel and car hire expenses are the responsibility of Norfolk Southern, not KCSR. Management believes this business has additional growth potential as Norfolk Southern may seek to shift its traffic to southern gateways to increase its length of haul.

Marketing Alliance with BNSF

In April 2002, KCSR and BNSF formed a comprehensive joint marketing alliance aimed at promoting cooperation, revenue growth and extending market reach for both railroads in the United States and Canada. The marketing alliance was also designed to improve operating efficiencies for both carriers in key market areas, as well as provide customers with expanded service options. KCSR and BNSF have agreed to coordinate marketing and operational initiatives in a number of target markets. The marketing alliance allows the two railroads to be more responsive to shippers’ requests for rates and service throughout the two rail networks. Coal and unit train operations are excluded from the marketing alliance, as well as any points where KCSR and BNSF are the only direct rail competitors. Movements to and from Mexico by either party are also excluded. Management believes this marketing alliance provides important opportunities to grow KCSR’s revenue base, particularly in the chemical, grain and forest product markets, and provides participants with expanded access to important markets and shippers with enhanced options and competitive alternatives.

Marketing Agreement with IC&E.

In May 1997, KCSR entered into a marketing agreement with I&M Rail Link, now known as IC&E. This marketing agreement provides KCSR with access to Minneapolis and Chicago and to the origination of corn and other grain traffic in Iowa, Minnesota and Illinois. Through this marketing agreement, KCSR receives and originates shipments of grain products for delivery to poultry industry feed mills on its network. Grain is currently KCSR’s largest export into Mexico. This agreement is terminable upon 90 days notice. Management believes this agreement provides IC&E with an important channel of distribution over our rail network versus other railroads.

Haulage Rights.

As a result of the 1988 acquisition of the Missouri-Kansas-Texas Railroad by UP, KCSR was granted (1) haulage rights between Kansas City and each of Council Bluffs, Iowa, Omaha and Lincoln, Nebraska and Atchison and Topeka, Kansas, and (2) a joint rate agreement for our grain traffic between Beaumont and each of Houston and Galveston, Texas. KCSR has the right to convert these haulage rights to trackage rights. KCSR’s haulage rights require UP to move KCSR traffic in UP trains; trackage rights would allow KCSR to operate its trains over UP tracks. These rights have a term of 199 years. In addition, KCSR has limited haulage rights between Springfield and Chicago that allow for shipments that originate or terminate on the former Gateway Western’s rail lines.

Markets Served

Chemical and Petroleum

Chemical and petroleum products accounted for approximately 21.5% of KCSR revenues in 2003. KCSR transports chemical and petroleum products via tank and hopper cars primarily to markets in the southeast and northeast United States through interchanges with other rail carriers. Primary traffic includes plastics, petroleum and oils, petroleum coke, rubber, and miscellaneous chemicals. KCSR’s access to six additional chemical customers in the Geismar, Louisiana industrial corridor has resulted in additional revenue for KCSR and management believes it could provide future competitive opportunities for revenue growth as existing contracts with other rail carriers expire for these customers.

Paper and Forest Products

Paper and forest products accounted for approximately 25.4% of 2003 KCSR revenues. The Company’s rail lines run through the heart of the southeastern U.S. timber-producing region. Management believes that forest products made from trees in this region are generally less expensive than those from other regions due to lower production costs. As a result, southern yellow pine products from the southeast are increasingly being used at the expense of western producers who have experienced capacity reductions because of public policy considerations. KCSR serves eleven paper mills directly and six others indirectly through short-line connections. Primary traffic includes pulp and paper, lumber, panel products (plywood and oriented strand board), engineered wood products, pulpwood, woodchips, raw fiber used in the production of paper, pulp and paperboard, as well as metal, scrap and slab steel, waste and military equipment. Slab steel products are used primarily in the manufacture of drill pipe for the oil industry, and military equipment is shipped to and from several military bases on the Company’s rail lines.

Agricultural and Mineral

Agricultural and mineral products accounted for approximately 18.9% of KCSR revenues in 2003. Agricultural products consist of domestic and export grain, food and related products. Shipper demand for agricultural products is affected by competition among sources of grain and grain products as well as price fluctuations in international markets for key commodities. In the domestic grain business, the Company’s rail lines receive and originate shipments of grain and grain products for delivery to feed mills serving the poultry industry. Through the marketing agreement with IC&E, the Company’s rail lines have access to sources of corn and other grain in Iowa and other Midwestern states. KCSR currently serves 35 feed mills along its rail lines throughout Arkansas, Oklahoma, Texas, Louisiana, Mississippi and Alabama. Export grain shipments include primarily wheat, soybeans and corn transported to the Gulf of Mexico for overseas destinations and to Mexico via Laredo. Over the long term, grain shipments are expected to increase as a result of the Company’s strategic investments in Tex-Mex and TFM, given Mexico’s reliance on grain imports. Food and related products consist mainly of soybean meal, grain meal, oils and canned goods, sugar and beer. Mineral shipments consist of a variety of products including ores, clay, stone and cement.

Intermodal and Automotive

Intermodal and automotive products accounted for approximately 10.3% of 2003 KCSR revenues. The intermodal freight business consists primarily of hauling freight containers or truck trailers by a combination of water, rail and motor carriers, with rail carriers serving as the link between the other modes of transportation. The Company’s intermodal business has grown significantly over the last ten years with intermodal units increasing from 61,748 in 1993 to 303,507 in 2003 and intermodal revenues increasing from $17 million to $53 million during the same period. Through our dedicated intermodal train service between Meridian and Dallas, the Company competes directly with truck carriers along the Interstate 20 corridor.

The intermodal business is highly price and service driven as the trucking industry maintains certain competitive advantages over the rail industry. Trucks are not obligated to provide or maintain rights of way and do not have to pay real estate taxes on their routes. In prior years, the trucking industry diverted a substantial amount of freight from railroads as truck operators’ efficiency over long distances increased. In response to these competitive pressures, railroad industry management sought avenues to improve the competitiveness of rail traffic and forged numerous alliances with truck companies in order to move more traffic by rail and provide faster, safer and more efficient service to their customers. KCSR has entered into agreements with several trucking companies for train service in several corridors, but those services are concentrated between Dallas and Meridian.

The strategic alliance with CN/IC and marketing agreements with Norfolk Southern provide the Company the opportunity to further capitalize on the growth potential of intermodal freight revenues, particularly for traffic moving between points in the upper Midwest and Canada to Kansas City, Dallas and Mexico. Furthermore, the Company is developing the former Richards-Gebaur Airbase in Kansas City as a U.S. customs pre-clearance processing facility, the Kansas City International Freight Gateway (“IFG”), which, when at full capacity, is expected to handle and process large volumes of domestic and international intermodal freight. Through an agreement with Mazda through the Ford Motor Company’s Claycomo manufacturing facility located in Kansas City, KCSR has developed an automotive loading and distribution facility at IFG. This loading and distribution facility became operational in April 2000 for the movement of Mazda vehicles. During 2003, the IFG served Ford through the loading and delivery of its new F-150 truck. Management believes that, as additional opportunities arise, the IFG facility will be expanded to include additional automotive and intermodal operations.

The Company’s automotive traffic consists primarily of vehicle parts moving into Mexico from the northern sections of the United States and finished vehicles moving from Mexico into the United States. CN/IC, Norfolk Southern and TFM have a number of automotive production facilities on their rail lines. The Company’s rail network essentially serves as the connecting bridge carrier for these movements of automotive parts and finished vehicles.

Coal

Coal historically has been one of the most stable sources of revenues and is the largest single commodity handled by KCSR. In 2003, coal revenues represented 16.1% of total KCSR revenues. Substantially all coal customers are under long term contracts, which typically have an average contract term of approximately five years. KCSR’s most significant customer is Southwestern Electric Power Company (“SWEPCO”- a subsidiary of American Electric Power, Inc.), which is under contract through 2006. The Company, directly or indirectly, delivers coal to eight electric generating plants, including the Flint Creek, Arkansas and Welsh, Texas facilities of SWEPCO, Kansas City Power and Light plants in Kansas City and Amsterdam, Missouri, an Empire District Electric Company plant near Joplin, Missouri and an Entergy Gulf States plant in Mossville, Louisiana. KCSR transports coal that originates in the Powder River Basin in Wyoming and is transferred to KCSR’s rail lines at Kansas City. KCSR serves as a bridge carrier for coal deliveries to a Texas Utilities electric generating plant in Martin Lake, Texas. In addition, KCSR delivers lignite to an electric generating plant at Monticello, Texas. SWEPCO comprised approximately 61.7% of KCSR total coal revenues and 9.8% of KCS consolidated revenues in 2003.

Other

Other rail-related revenues include a variety of miscellaneous services provided to customers and interconnecting carriers and accounted for approximately 7.8% of total KCSR revenues in 2003. Major items in this category include railcar switching services, demurrage (car retention penalties) and drayage (local truck transportation services). This category also includes haulage services performed for the benefit of BNSF under an agreement that continues through 2004 and includes minimum volume commitments.

Railroad Industry

Overview

U.S. railroad companies are categorized by the STB into three types: Class I, Class II (Regional) and Class III (Local). Currently, there are seven Class I railroads in the United States, which can be further divided geographically by eastern or western classification. The eastern railroads are CSX Corporation (“CSX”), Grand Trunk Corporation (which is owned by CN and includes IC and Wisconsin Central Transportation Corporation – “Wisconsin Central”) and Norfolk Southern. The western railroads include BNSF, KCSR, Soo Line Railroad Company (owned by Canadian Pacific Railway Company (“CP”)) and UP.

The STB and Regulation

The STB, an independent body administratively housed within the Department of Transportation, is responsible for the economic regulation of railroads within the United States. The STB’s mission is to ensure that competitive, efficient and safe transportation services are provided to meet the needs of shippers, receivers and consumers. The STB was created by an Act of Congress known as the ICC Termination Act of 1995 (“ICCTA”). Passage of the ICCTA represented a further step in the process of streamlining and reforming the Federal economic regulatory oversight of the railroad, trucking and bus industries that was initiated in the late 1970’s and early 1980’s. The STB is authorized to have three members, each with a five-year term of office. The STB Chairman is designated by the President of the United States from among the STB’s members. The STB adjudicates disputes and regulates interstate surface transportation. Railway transportation matters under the STB’s jurisdiction in general include railroad rate and service issues, rail restructuring transactions (mergers, line sales, line construction and line abandonment) and railroad labor matters.

The U.S. railroad industry was significantly deregulated with the passage of The Staggers Rail Act of 1980 (the “Staggers Act”). In enacting the Staggers Act, Congress recognized that railroads faced intense competition from trucks and other modes of transportation for most freight traffic and that prevailing regulation prevented them from earning adequate revenues and competing effectively. Through the Staggers Act, a new regulatory scheme allowing railroads to establish their own routes, tailor their rates to market conditions and differentiate rates on the basis of demand was put in place. The basic principle of the Staggers Act was that reasonable rail rates should be a function of supply and demand. The Staggers Act, among others things:

•	allows railroads to price competing routes and services differently to reflect relative demand;

•	allows railroads to enter into confidential rate and service contracts with shippers; and

•	abolishes collective rate making except among railroads participating in a joint-line movement.

If it is determined that a railroad is not facing enough competition to hold down prices, the STB has the authority to investigate the actions of the railroad.

The Staggers Act has had a positive effect on the U.S. rail industry, competition, and savings to consumers. Lower rail rates brought about by the Staggers Act have resulted in significant cost savings for shippers and their customers. After decades of steady decline, the rail market share of inter-city freight ton-miles bottomed out at 35.2% in 1978 and has trended slowly upward since then, reaching 41.7% in 2001.

Railroad Consolidation

On June 11, 2001, the STB issued new rules governing major railroad mergers and consolidations involving two or more “Class I” railroads. These rules substantially increase the burden on rail merger applicants to demonstrate that a proposed transaction would be in the public interest. The rules require applicants to demonstrate that, among other things, a proposed transaction would enhance competition where necessary to offset negative effects of the transaction, such as competitive harm, and to address fully the impact of the transaction on transportation service.

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

Competition

The Company’s rail operations compete against other railroads, many of which are much larger and have significantly greater financial and other resources. Since 1994, there has been significant consolidation among major North American rail carriers, including the 1995 merger of Burlington Northern, Inc. and Santa Fe Pacific Corporation (“BN/SF”, collectively “BNSF”), the 1995 merger of the UP and the Chicago and North Western Transportation Company (“UP/CNW”) and the 1996 merger of UP with Southern Pacific Corporation (“UP/SP”). Further, Norfolk Southern and CSX purchased the assets of Consolidated Rail Corporation (“Conrail”) in 1998 and the CN acquired the IC in June 1999. Most recently, in October 2001 CN completed its acquisition of Wisconsin Central. As a result of this consolidation, the railroad industry is now dominated by a few “mega-carriers.” KCS management believes that its revenues were negatively affected by the UP/CNW, UP/SP and BN/SF mergers, which led to diversions of rail traffic away from KCSR’s rail lines. Management regards the larger western railroads (BNSF and UP), in particular, as significant competitors to the Company’s operations and prospects because of their substantial resources. The ongoing impact of these mergers is uncertain. KCS management believes, however, that because of the Company’s investments and strategic alliances, it is positioned to attract additional rail traffic through our NAFTA rail network.

The Company is subject to competition from motor carriers, barge lines, and other maritime shipping, which compete across certain routes in its operating area. Truck carriers have eroded the railroad industry’s share of total transportation revenues. Changing regulations, subsidized highway improvement programs and favorable labor regulations have improved the competitive position of trucks in the United States as an alternative mode of surface transportation for many commodities. In the United States, the trucking industry generally is more cost and transit-time competitive than railroads for short-haul distances. In addition, Mississippi and Missouri River barge traffic, among others, compete with KCSR and its rail connections in the transportation of bulk commodities such as grains, steel and petroleum products. Intermodal traffic and certain other traffic face highly price sensitive competition, particularly from motor carriers. However, rail carriers, including KCSR, have placed an emphasis on competing in the intermodal marketplace and working together with motor carriers and each other to provide end-to-end transportation of products.

While deregulation of freight rates has enhanced the ability of railroads to compete with each other and with alternative modes of transportation, this increased competition has resulted in downward pressure on freight rates. Competition with other railroads and other modes of transportation is generally based on the rates charged, the quality and reliability of the service provided and the quality of the carrier’s equipment for certain commodities.

Employees and Labor Relations

As of December 31, 2003, KCS and its subsidiaries had approximately 2,670 employees.

Labor relations in the U.S. railroad industry are subject to extensive governmental regulation under the Railway Labor Act (“RLA”). Under the RLA, national labor agreements are renegotiated when they become open for modification, but their terms remain in effect until new agreements are reached. Typically, neither management nor labor employees are permitted to take economic action until extended procedures are exhausted.

Approximately 84% of KCSR employees are covered under various collective bargaining agreements. In 1996, national labor contracts governing KCSR were negotiated with all major railroad unions, including the United Transportation Union (“UTU”), the Brotherhood of Locomotive Engineers (“BLE”), the Transportation Communications International Union (“TCU”), the Brotherhood of Maintenance of Way Employees (“BMWE”), and the International Association of Machinists and Aerospace Workers. Existing national union contracts with the railroads became amendable at the end of 1999. In August 2002, a new labor contract was reached with the UTU. The provisions of this agreement include the use of remote control locomotives in and around terminals and retroactive application of wage increases back to July 1, 2002. Also, a new labor contract was reached with the TCU in 2002 and signed during 2003. A new labor contract was reached with the BMWE effective May 2001 and a formal agreement with the BLE was reached during 2003. In some cases, the wage increase elements of these new agreements have retroactive application. The provisions of the various labor agreements generally include periodic general wage increases, lump-sum payments to workers and greater work rule flexibility, among other provisions. Additionally, these agreements include provisions that employees under these contracts make contributions to cover a portion of the health and welfare costs. Currently, approximately 90% of all KCS unionized employees are governed under current contracts. Formal negotiations to enter into agreements are in progress with the remaining unions and the existing labor contracts will remain in effect until new agreements are reached. Management does not expect that the negotiations or the resulting labor agreements will have a material impact on our consolidated results of operations, financial condition or cash flows.

Railroad Retirement Act and Railroad Retirement Improvement Act

Railroad industry personnel are covered by the Railroad Retirement Act (“RRA”) instead of the Social Security Act. Employer contributions under the RRA are currently substantially higher than those under the Social Security Act and may rise further because of the increasing proportion of retired employees receiving benefits relative to the number of working employees. The RRA currently requires up to a 20.75% contribution by railroad employers on eligible wages while the Social Security and Medicare Acts only require a 7.65% employer contribution on similar wage bases. Railroad industry personnel are also covered by the Federal Employers’ Liability Act (“FELA”) rather than state workers’ compensation systems. FELA is a fault-based system with compensation for injuries settled by negotiation and litigation, which can be expensive and time-consuming. By contrast, most other industries are covered by state administered no-fault plans with standard compensation schedules. The difference in the labor regulations for the rail industry compared to the non-rail industries illustrates the competitive disadvantage placed upon the rail industry by federal labor regulations.

On December 21, 2001, the Railroad Retirement and Survivors’ Improvement Act of 2001 (“RRIA”) was signed into law. This legislation liberalizes early retirement benefits for employees with 30 years of service by reducing the full benefit age from 62 to 60, eliminates a cap on monthly retirement and disability benefits, lowers the minimum service requirement from 10 years to 5 years of service, and provides for increased benefits for surviving spouses. It also provides for the investment of railroad retirement funds in non-governmental assets, adjustments in the payroll tax rates paid by employees and employers, and the repeal of a supplemental annuity work-hour tax. The law also reduced the employer contribution for payroll taxes by 0.5% in 2002 and by an additional 1.4% in 2003. Beginning in 2004, the employer contribution will be based on a formula and could range between 8.2% and 22.1%. These reductions in the employer contributions under the RRA had a favorable impact on fringe benefits expenses during 2003. Additionally, the reduction in the retirement age from 62 to 60 is expected to result in increased employee attrition, leading to additional potential cost savings since it is not anticipated that all employees selecting early retirement will be replaced.

Insurance

KCS maintains multiple insurance programs for its various subsidiaries including rail liability and property, general liability, directors and officers’ coverage, workers compensation coverage and various specialized coverage for specific entities as needed. Coverage for KCSR is by far the most significant part of the KCS program. It includes liability coverage up to $250 million, subject to a $10 million deductible and certain aggregate limitations, and property coverage up to $200 million subject to a $5 million deductible ($10 million deductible in the event of flood or earthquake) and certain aggregate limitations. KCS management believes that the Company’s insurance program is in line with industry norms given its size and provides adequate coverage for potential losses.

Available Information

The Company’s Internet address is www.kcsi.com. Through this website, KCS makes available, free of charge, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K,

and amendments to those reports, as soon as reasonably practicable after electronic filing or furnishing of these reports with the Securities and Exchange Commission. In addition, the Company’s corporate governance guidelines, ethics and legal compliance policy, and the charters of the Audit Committee, the Nominating and Corporate Governance Committee and the Compensation and Organization Committee of the Company’s Board of Directors are available on the Company’s Internet website. These guidelines and charters are available in print to any stockholder who requests them. Written requests may be made to the Corporate Secretary of KCS, P.O. Box 219335, Kansas City, Missouri 64121 (or if by federal express or other form of express delivery to 427 West 12th Street, Kansas City, Missouri 64105).

Item 2.	Properties

KCSR — Certain KCSR property statistics follow:

	2003	2002	2001
Route miles—main and branch line	3,108	3,109	3,103
Total track miles	4,351	4,359	4,444
Miles of welded rail in service	2,309	2,261	2,197
Main line welded rail (%)	61%	61%	59%
Cross ties replaced	280,226	232,993	233,489

Average Age (in years):	2003	2002	2001
Wood ties in service	16.7	16.0	16.0
Rail in main and branch line	31.0	29.9	28.9
Road locomotives	25.5	24.6	23.6
All locomotives	26.5	25.6	24.5

KCSR’s fleet of locomotives and rolling stock consisted of the following at December 31:

	2003		2002		2001
	Leased	Owned	Leased	Owned	Leased	Owned
Locomotives:
Road Units	302	121	302	122	304	122
Switch Units	52	4	52	4	52	4
Other	—	8	—	8	—	8

Total	354	133	354	134	356	134

Rolling Stock:
Box Cars	5,252	1,354	5,358	1,366	6,164	1,420
Gondolas	761	61	760	74	780	88
Hopper Cars	2,746	805	2,614	966	2,002	1,179
Flat Cars (Intermodal
and Other)	1,366	552	1,599	541	1,585	601
Tank Cars	41	40	42	40	44	43
Auto Rack	200	—	201	—	201	—

Total	10,366	2,812	10,574	2,987	10,776	3,331

As of December 31, 2003, KCSR’s fleet consisted of 487 diesel locomotives, of which 133 were owned, 333 leased from Southern Capital and 21 leased from non-affiliates. KCSR’s fleet of rolling stock consisted of 13,178 freight cars, of which 2,812 were owned, 3,384 leased from Southern Capital and 6,982 leased from non-affiliates. The locomotives and freight cars leased from Southern Capital secure pass through certificates issued by Southern Capital during 2002.

The owned equipment is subject to liens created under senior secured credit facilities, as well as liens created under certain capital leases and equipment trust certificates. KCSR indebtedness with respect to equipment trust certificates and capital leases totaled approximately $19.1 million at December 31, 2003.

KCSR, in support of its transportation operations, owns and operates repair shops, depots and office buildings along its right-of-way. A major facility, the Deramus Yard, is located in Shreveport, Louisiana and includes a general office building, locomotive repair shop, car repair shops, customer service center, material warehouses and fueling facilities totaling approximately 227,000 square feet. KCSR owns a 107,800 square foot facility in Pittsburg, Kansas that previously was used as a diesel locomotive repair facility. This facility was closed during 1999 and is now being leased to an engineering and manufacturing company. KCSR also owns freight warehousing and office facilities in Dallas, Texas totaling approximately 150,000 square feet. Other facilities owned by KCSR include a 21,000 square foot freight car repair shop in Kansas City, Missouri and approximately 15,000 square feet of office space in Baton Rouge, Louisiana. KCSR also has the support of a locomotive repair facility in Kansas City. This facility is owned and operated by General Electric Company (“GE”) and is used to maintain and repair AC 4400 locomotives that were manufactured by GE and are leased by KCSR.

In June 2001, the Company entered into a 17-year lease agreement for a new corporate headquarters building in downtown Kansas City, Missouri. In April 2002, the Company moved its corporate offices into this building. The Company’s corporate offices had previously been located in another building in downtown Kansas City, which was leased from a subsidiary of the Company until the building was sold in June 2001.

KCSR owns six intermodal facilities and has contracted with third parties to operate these facilities. These facilities are located in Dallas; Kansas City; Shreveport and New Orleans, Louisiana; Jackson, Mississippi; and Salisaw, Oklahoma. During 2003, the Company expanded the capacity of its Dallas and Shreveport facilities through capital improvements. The Company has constructed an automobile facility and has plans to construct an intermodal facility at the former Richards-Gebaur Airbase in Kansas City, Missouri. A portion of the automotive facility became operational in April 2000 for the storage and movement of automobiles. Intermodal and automotive operations at the facility may be further expanded in the future as business opportunities arise. The various intermodal facilities include strip tracks, cranes and other equipment used in facilitating the transfer and movement of trailers and containers.

KCSR also has ten bulk transload facilities, including facilities in Kansas City; Spiro, Oklahoma; Jackson; Dallas; Sauget, Illinois; Lake Charles and Baton Rouge, Louisiana; Vicksburg, Mississippi; and Pittsburg and Port Arthur, Texas. Due to growth in transload traffic, KCSR expanded its Jackson facility in 2003. In 2003, KCSR opened the transload facility in Pittsburg and returned to service a 70-acre bulk commodity handling facility in Port Arthur. Transload operations consist of rail/truck shipments whereby the products shipped are unloaded from the trailer, container or rail car and reloaded onto the other mode of transportation. Transload is similar to intermodal, except that intermodal shipments transfer the entire container or trailer and transload shipments transfer only the product being shipped.

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

Grupo TFM

TFM operates approximately 2,650 miles of main and branch lines and certain additional sidings, spur tracks and main line under trackage rights. TFM has the right to operate the rail lines, but does not own the land, roadway or associated structures. Approximately 81% of the main line operated by TFM consists of continuously welded rail. As of December 31, 2003, TFM owned 467 locomotives, owned or leased from affiliates 4,293 freight cars and leased from non-affiliates 150 locomotives and 7,683 freight cars. Grupo TFM (through TFM) has office space at which various operational, administrative, managerial and other activities are performed. The primary facilities are located in Mexico City and Monterrey, Mexico. TFM leases 94,915 square feet of office space in Mexico City and holds, under the Concession, a 115,157 square foot facility in Monterrey.

Panama Canal Railway Company

PCRC leases four locomotives and owns two locomotives. PCRC also owns 12 double stack cars, 6 passenger cars and various other infrastructure improvements and equipment. Under the concession, PCRC constructed and operates intermodal terminal facilities at each end of its railroad and an approximate 15,000 square foot equipment maintenance facility. All of this property and equipment is subject to liens securing PCRC debt as further described in Item 1, “Business—Rail Network—Significant Investments—Panama Canal Railway Company.”

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

KCSR owns a microwave system formerly owned and operated by Mid-South Microwave, Inc. prior to its merger into KCSR effective December 31, 2002. This system extends essentially along the right-of-way of KCSR from Kansas City to Dallas, Beaumont and Port Arthur and New Orleans.

Other subsidiaries of the Company own approximately 5,500 acres of land at various points adjacent to the KCSR right-of-way. Other properties owned include a 354,000 square foot warehouse at Shreveport and several former railway buildings now being rented to non-affiliated companies, primarily as warehouse space.

In the opinion of management, the various facilities, office space and other properties owned and/or leased by the Company and its subsidiaries are adequate for current operating needs.

The information set forth in response to Item 102 of Regulation S-K under Item 1, “Business”, of this Form 10-K and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” is incorporated by reference in partial response to this Item 2.

Item 3.	Legal Proceedings

The information set forth in response to Item 103 of Regulation S-K under Part II Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other—Litigation—Other— Environmental Matters and—Recent Developments—Dispute over Acquisition Agreement” of this Form 10-K is incorporated by reference in response to this Item 3. In addition, see the discussion in Part II Item 8, “Financial Statements and Supplementary Data—Note 9—Commitments and Contingencies” of this Form 10-K.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the three-month period ended December 31, 2003.

Executive Officers of the Company

All executive officers are elected annually and serve at the discretion of the Board of Directors. All of the executive officers have employment agreements with the Company.

Name	Age	Position(s)
Michael R. Haverty	59	Chairman of the Board, President and Chief Executive Officer
Gerald K. Davies	59	Executive Vice President and Chief Operating Officer
Ronald G. Russ	49	Executive Vice President and Chief Financial Officer
Jerry W. Heavin	52	Senior Vice President—Operations of KCSR
Larry O. Stevenson	40	Senior Vice President—Sales and Marketing of KCSR
Warren K. Erdman	45	Vice President—Corporate Affairs
Paul J. Weyandt	51	Vice President and Treasurer
Mark W. Osterberg	53	Vice President and Comptroller
Jay M. Nadlman	43	Associate General Counsel and Corporate Secretary

The information set forth in the Company’s Definitive Proxy Statement in the description of The Board of Directors—Directors Serving Until the Annual Meeting of Stockholders in 2006 with respect to Mr. Haverty is incorporated herein by reference.

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

Ronald G. Russ has served as Executive Vice President and Chief Financial Officer since January 16, 2003. Mr. Russ served as Senior Vice President and Chief Financial Officer from July 1, 2002 to January 15, 2003. Mr. Russ served as Executive Vice President and Chief Financial Officer of Wisconsin Central from 1999 to 2002. He served as Treasurer of Wisconsin Central from 1987 to 1993. From 1993 to 1999 he was Executive Manager and Chief Financial Officer for Tranz Rail Holdings Limited, an affiliate of Wisconsin Central in Wellington, New Zealand. He also served in various capacities with Soo Line Railroad and The Chicago, Milwaukee, St. Paul and Pacific Railroad Company, spanning a 26-year career in the railroad industry.

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

Larry O. Stevenson has served as Senior Vice President of Marketing and Sales of KCSR since January 1, 2003. Mr. Stevenson served as Vice President—Paper and Forest Products of KCSR from September 1, 2000 to December 31, 2002 and General Director Customer Service of KCSR from February 14, 2000 to August 31, 2000. Prior to joining KCSR, Mr. Stevenson served in various capacities at Canadian National Railway from June 1983 to December 1999, most recently as Assistant Vice President of Sales.

Warren K. Erdman has served as Vice President—Corporate Affairs of KCS since April 15, 1997 and as Vice President—Corporate Affairs of KCSR since May 1997. Prior to joining KCS, Mr. Erdman served as Chief of Staff to United States Senator Kit Bond of Missouri from 1987 to 1997.

Paul J. Weyandt has served as Vice President and Treasurer of KCS and of KCSR since September 2001. Before joining KCS, Mr. Weyandt was a consultant to the Structured Finance Group of GE Capital Corporation from May 2001 to September 2001. Prior to consulting, Mr. Weyandt spent 23 years with BNSF, most recently as Assistant Vice President—Finance and Assistant Treasurer.

Mark W. Osterberg has served as Vice President and Comptroller of KCS and KCSR since February 2004. Mr. Osterberg was a financial and business process consultant in 2002 and 2003. He was the Chief Financial Officer of Sun Country Airlines, Inc. from April 2000 to December 2001. Sun Country entered US bankruptcy proceeding in January 2002 and its trade name and selected assets were sold to a third party in 2002. Mr. Osterberg served as Chief Financial Officer of Norton Motorcycles Inc., a development stage enterprise, and its predecessor from December 1998 to February 2000. Prior to that he served as the Vice President—Chief Accounting Officer for Northwest Airlines Corporation for seven years. Mr. Osterberg was also employed by the Deloitte Haskins & Sells (now Deloitte) auditing firm for nine years.

Jay M. Nadlman has served as Associate General Counsel and Corporate Secretary of KCS since April 1, 2001. Mr. Nadlman joined KCS in December 1991 as a General Attorney, and was promoted to Assistant General Counsel in 1997, serving in that capacity until April 1, 2001. Mr. Nadlman has served as Associate General Counsel and Secretary of KCSR since May 3, 2001 and as Assistant General Counsel and Assistant Secretary from August 1997 to May 3, 2001. Prior to joining KCS, Mr. Nadlman served as an attorney with the Union Pacific Railroad Company from 1985 to 1991.

There are no arrangements or understandings between the executive officers and any other person pursuant to which the executive officer was or is to be selected as an officer of KCS, except with respect to the executive officers who have entered into employment agreements. These employment agreements designate the position(s) to be held by the executive officer.

None of the above officers are related to one another by family.

Part II

Item 5.	Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information set forth in response to Item 201 of Regulation S-K on the cover (page i) under the heading “Company Stock,” and in Part II Item 8, “Financial Statements and Supplementary Data, at Note 11—Quarterly Financial Data (Unaudited)” of this Form 10-K is incorporated by reference in partial response to this Item 5.

The Company has not declared any cash dividends on its common stock during the last two fiscal years and does not anticipate making any cash dividend payments to common stockholders in the foreseeable future. Pursuant to the Company’s amended and restated credit agreement, the Company is prohibited from the payment of cash dividends on the Company’s common stock.

On May 5, 2003, the Company completed the sale of $200 million (400,000 shares) of 4.25% Redeemable Cumulative Convertible Perpetual Preferred Stock, Series C (“Convertible Preferred Stock”), with a liquidation preference of $500 per share in a private offering under Rule 144A to qualified institutional buyers. Net proceeds to the Company were $193 million after fees to the initial purchasers of $7 million and other expenses of the offering. Dividends on the Convertible Preferred Stock will be cumulative and will be payable quarterly at an annual rate of 4.25% of the liquidation preference, when, as and if declared by the Company’s Board of Directors. Accumulated unpaid dividends will cumulate dividends at the same rate as dividends cumulate on the Convertible Preferred Stock. Each share of the Convertible Preferred Stock will be convertible, under certain conditions, and subject to adjustment under certain conditions, into 33.4728 shares of the Company’s common stock. Conversion rights arise only upon the occurrence of the following: (i) the closing sale price of the Company’s common stock exceeds a specified level for a specified period; (ii) upon certain credit rating downgrades; (iii) upon the convertible preferred stock trading below a certain level for a specified period; (iv) upon notice of redemption; and (v) upon the occurrence of certain corporate transactions. On or after May 20, 2008, the Company will have the option to redeem any or all of the Convertible Preferred Stock, subject to certain conditions. Under certain circumstances, at the option of the holders of the Convertible Preferred Stock, the Company may be required to purchase shares of the Convertible Preferred Stock from the holders. A portion of the proceeds from the sale of the Convertible Preferred Stock has been used to reduce debt. The remainder of the net proceeds from the sale of the Convertible Preferred Stock are expected to be used to pay a portion of the purchase price for the proposed acquisition of a controlling interest of Grupo TFM (See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Proposed Acquisition of Grupo TFM”) or to further reduce debt.

On August, 1, 2003, KCS filed a Form S-3 Registration Statement with the SEC to register, for resale by the holders, the Convertible Preferred Stock and the common stock into which such preferred stock may be converted. On October 24, 2003, this Registration Statement, as amended, was declared effective by the SEC. KCS has filed, and will continue to file, post-effective amendments to this Registration Statement as required by applicable rules and regulations. KCS will not receive any proceeds from the sale of the securities under this Registration Statement, as amended.

As of February 27, 2004, there were 5,316 record holders of the Company’s common stock.

Item 6.	Selected Financial Data

The selected financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under Item 7 of this Form 10-K and the consolidated financial statements and the related notes thereto, and the Reports of Independent Accountants thereon, included under Item 8, “Financial Statements and Supplementary Data” of this Form 10-K and such data is qualified by reference thereto. All years reflect the 1-for-2 reverse common stock split to shareholders of record on June 28, 2000 paid July 12, 2000.

	2003	2002	2001	2000	1999
	(in millions, except per share and ratio amounts)
Revenues	$581.3	$566.2	$583.2	$578.7	$609.0
Equity in net earnings from unconsolidated affiliates—continuing operations	$11.0	$43.4	$27.1	$22.1	$5.2
Income from continuing operations before cumulative effect of accounting change (a)	$3.3	$57.2	$31.1	$16.7	$10.2
Earnings per common share—Income (loss) from continuing operations before cumulative effect of accounting change (a)
Basic	$(0.04)	$0.94	$0.53	$0.29	$0.18
Diluted	(0.04)	0.91	0.51	0.28	0.17
Total assets ( b)	$2,152.9	$2,008.8	$2,010.9	$1,944.5	$2,672.0
Long-term obligations	$523.4	$582.6	$658.4	$674.6	$760.9
Cash dividends per common share	$—	$—	$—	$—	$0.32
Ratio of earnings to fixed charges (c)	— (d)	1.3x	1.1x	1.0x	1.2x

(a)	Income from continuing operations before cumulative effect of accounting change for the years ended December 31, 2003, 2002 and 2001 include certain unusual operating expenses and other income as further described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Results of Operations.” These costs include charges for casualty claims, cost related to the implementation of the Management Control System (“MCS”), benefits received from the settlement of certain legal and insurance claims, severance costs and expenses associated with legal verdicts against the Company, gains recorded on the sale of operating property, among others. Other non-operating income includes gains recorded on sale of non-operating properties and investments. For the year ended December 31, 1999, income from continuing operations includes unusual costs and expenses related to facility and project closures, employee separations and related costs, labor and personal injury related issues.
(b)	The total assets presented herein as of December 31, 1999 include the net assets of Stilwell Financial Inc. (“Stilwell”, now Janus Capital Group Inc.) of $814.6 million. Due to the Spin-off on July 12, 2000, the total assets for the other periods presented do not include the net assets of Stilwell.
(c)	The ratio of earnings to fixed charges is computed by dividing earnings by fixed charges. For this purpose “earnings” represent the sum of (i) pretax income from continuing operations adjusted for income (loss) from unconsolidated affiliates, (ii) fixed charges, (iii) distributed income from unconsolidated affiliates and (iv) amortization of capitalized interest, less capitalized interest. “Fixed charges” represent the sum of (i) interest expensed, (ii) capitalized interest, (iii) amortization of deferred debt issuance costs and (iv) one-third of our annual rental expense, which management believes is representative of the interest component of rental expense.
(d)	For the year ended December 31, 2003, the ratio of earnings to fixed charges was less than 1:1. The ratio of earnings to fixed charges would have been 1:1 if a deficiency of $18.2 million was eliminated.

The information set forth in response to Item 301 of Regulation S-K under Part II Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-K is incorporated by reference in partial response to this Item 6.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to clarify and focus on the Company’s results of operations, certain changes in its financial position, liquidity, capital structure and business developments for the periods covered by the consolidated financial statements included under Item 8 of this Form 10-K. This discussion should be read in conjunction with these consolidated financial statements, the related notes and the Report of Independent Accountants thereon, and other information included in this report.

CORPORATE OVERVIEW

KCS, a Delaware corporation, is a holding company with principal operations in rail transportation and its principal subsidiaries and affiliates include the following:

•	The Kansas City Southern Railway Company (“KCSR”), a wholly-owned subsidiary;

•	Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. (“Grupo TFM”), a 46.6% owned unconsolidated affiliate, which owns 80% of the stock of TFM, S.A. de C.V. (“TFM”). TFM wholly owns Mexrail, Inc. (“Mexrail”). Mexrail owns 100% of The Texas-Mexican Railway Company (“Tex-Mex”);

•	Southern Capital Corporation, LLC (“Southern Capital”), a 50% owned unconsolidated affiliate that leases locomotive and rail equipment to KCSR;

•	Panama Canal Railway Company (“PCRC”), an unconsolidated affiliate of which KCSR owns 50% of the common stock. PCRC owns all of the common stock of Panarail Tourism Company (“Panarail”).

KCS was organized in 1962 as Kansas City Southern Industries, Inc. and in 2002 formally changed its name to Kansas City Southern. KCS, as the holding company, supplies its various subsidiaries with managerial, legal, tax, financial and accounting services, in addition to managing other minor “non-operating” investments.

EXECUTIVE SUMMARY

Overview

KCS operates under one reportable business segment in the rail transportation industry and KCSR, the Company’s principal subsidiary, is the smallest of the Class I railroads. The Company generates its revenues and cash flows by providing its customers with freight delivery services in both our regional area and throughout the United States, Mexico and Canada through connections with our affiliates and other Class I rail carriers. Our customers conduct business in a number of different industries, including electric-generating utilities, chemical and petroleum products, paper and forest products, agriculture and mineral products, automotive products and intermodal traffic. The Company uses its cash flows to support its operations and to invest in its infrastructure. The rail industry is a capital-intensive industry and the Company’s capital expenditures are a significant use of cash each year. In 2003, the Company’s capital expenditures were approximately $79 million and are projected to be $108 million in 2004. A more detailed discussion of capital expenditures is found in the “Liquidity and Capital Resources” section below.

Grupo TFM is an unconsolidated affiliate and the Company uses the equity accounting method to recognize its proportionate share of Grupo TFM’s earnings. TFM operates a strategically significant rail corridor between Mexico and the United States. KCS management believes that its investment in Grupo TFM is a strategic asset with substantial economic potential.

As further described below in “Recent Developments,” on April 20, 2003, the Company reached an agreement (the “Acquisition Agreement”) with its partner, Grupo TMM, S.A. (“Grupo TMM”) and other parties to ultimately acquire control of TFM through the purchase of Grupo TMM’s shares of Grupo TFM (the “Acquisition”). However, Grupo TMM has advised the Company that it is unwilling to proceed with the Acquisition. The dispute over Grupo TMM’s unwillingness to proceed with the Acquisition is currently the subject of binding arbitration and the Company’s management cannot predict whether or not KCS will be able to complete the Acquisition. Additionally, there are several other uncertainties with respect to the Company’s investment in Grupo TFM as described further in “Recent Developments.” The Company is spending substantial time and financial resources to address these uncertainties as well as the disputed Acquisition and the ultimate resolution of these items could have a material affect on the Company’s results of operations, financial condition and cash flows.

2003 Analysis

In 2003, the Company experienced consolidated revenue growth of approximately 3% compared to 2002 resulting from volume growth, targeted rate increases and improved operating performance at KCSR due to the efficiencies gained as a result of the implementation of a new transportation operating platform, Management Control System (“MCS”), in July 2002. Revenue increases were notable in paper and forest products, agriculture and minerals, intermodal traffic and certain chemical products as KCSR began to realize the benefit of a slight economic recovery during the latter part of 2003. KCSR also improved its operating performance during 2003, which was evident in key performance measurements such as reduced terminal dwell time, higher train speeds and lower average daily crew starts. Even with the increased traffic volumes and revenue growth, compensation and benefits expense was unchanged in 2003 compared to 2002 and car hire expense declined 49% year over year, both resulting from improvements in operating performance and demonstrating the impact of efficiencies gained from a more fully functional MCS. The contribution of these operating improvements to operating expenses, however, was offset by higher personal injury costs, which resulted in a $31.2 million increase in casualties and insurance expense, as well as higher fuel prices throughout 2003, which led to a $9.0 million increase in fuel costs year over year. Depreciation expense also increased $2.9 million in 2003 due to a full year of depreciation on MCS versus only a half year in 2002. These factors were the primary contributors to a $34.0 million increase in operating expenses in 2003 compared to 2002 and an $18.9 million decline in operating income.

The Company’s equity in earnings of unconsolidated affiliates decreased in 2003 compared to 2002, as a result of a $33.5 million reduction in equity in earnings from Grupo TFM. The Company’s equity in earnings from Grupo TFM were adversely affected by lower operating income, higher interest expense and a decline in the deferred tax benefit at Grupo TFM. In 2003, Grupo TFM’s overall freight volumes increased 3.3% compared to 2002. Freight revenues, however declined $13.6 million year over year, driven by the devaluation of the peso, which reduced revenues by approximately $34 million. In 2003, approximately 59.7% of Grupo TFM’s revenues were denominated in United States dollars. Additionally, for the year ended December 31, 2003, Grupo TFM’s results include a deferred tax benefit of $51.5 million (calculated under U.S. GAAP) compared to a deferred tax benefit of $91.5 million for the year ended December 31, 2002, resulting in an approximate $15.2 million reduction in the equity in net earnings recorded by the Company related to its proportionate ownership of Grupo TFM. For the year ended December 31, 2003, the Company’s equity in earnings from Grupo TFM were favorably impacted by the increase in ownership percentage arising from the purchase, by TFM, of the Mexican government’s 24.6% ownership of Grupo TFM during the second quarter of 2002.

2004 Outlook

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Information” for cautionary statements concerning forward-looking comments.

During 2004, KCSR expects to continue to take advantage of the economic recovery and focus on improving the Company’s domestic operations. Management expects overall KCSR revenues to increase in 2004 compared to 2003 as certain commodity segments are expected to experience growth based on higher demand. Except as discussed herein, assuming normalized rail operations, management expects KCSR’s variable operating expenses to be proportionate with revenue activity with cost efficiencies expected as a result of the continued improvements realized from the utilization of MCS. Fuel prices will fluctuate subject to market conditions, which, in 2003, were substantially higher than in 2002. Management is concerned about the trend of fuel prices due to uncertainty in the foreign markets and, as a result, the Company participates in derivative contracts to mitigate these market risks. KCSR currently has approximately 13% of its budgeted fuel usage for 2004 hedged through purchase commitments and fuel swaps, both of which reduce the risk of the adverse impact of volatile fuel prices. Additionally, in 2004, KCSR will begin purchasing a significant portion of its fuel through a pipeline system. The use of this pipeline is expected to result in fuel cost savings during 2004. Insurance costs are expected to rise commensurate with market conditions.

During 2003, KCS retained the services of an international consulting engineering firm to undertake a depreciation study of the Company’s property, plant and equipment. This study, the results of which have been approved by the STB, indicates that, beginning in 2004, annual depreciation expense for KCSR will be reduced by approximately $13 million.

The Company is currently in the process of refinancing its existing senior secured credit facility as further described in “Recent Developments—Refinancing of Senior Secured Credit Facility.” KCS has received firm commitment letters from various banks and institutional investors committing to fully fund the new facility and KCS management expects to close this refinancing transaction prior to March 31, 2004. If, however, this transaction is not consummated on or prior to March 31, 2004, the Company may be in technical default of certain of its financial covenants under its existing credit facility.

The Company expects to participate in the earnings/losses from its equity investments in Grupo TFM, Southern Capital and PCRC. Due to the variability of factors affecting the Mexican economy, management can make no assurances as to the impact that a change in the value of the Mexican peso or a change in Mexican inflation will have on the results of Grupo TFM. In addition, if a resolution is reached regarding the dispute over the agreement to acquire Grupo TMM’s interest in Grupo TFM and the transaction to place KCSR, TFM and Tex-Mex under common control is consummated, then the Company would report the results of operations of TFM and Tex-Mex as consolidated subsidiaries (See “Recent Developments—Proposed Acquisition of Grupo TFM from Grupo TMM”).

RISK FACTORS

The Company Faces Competition from Other Railroads and Other Transportation Providers. The Company is subject to competition from other railroads, many of which are much larger and have significantly greater financial and other resources. In addition, the Company is subject to competition from truck carriers and from barge lines and other maritime shipping. Increased competition has resulted in downward pressure on freight rates. Competition with other railroads and other modes of transportation is generally based on the rates charged, the quality and reliability of the service provided and the quality of the carrier’s equipment for certain commodities. While the Company must build or acquire and maintain its infrastructure, truck carriers and maritime shippers and barges are able to use public rights-of-way. Continuing competitive pressures and declining margins, future improvements that increase the quality of alternative modes of transportation in the locations in which the Company operates, or legislation that provides motor carriers with additional advantages, such as increased size of vehicles and less weight restrictions, could have a material adverse effect on the Company’s results of operations, financial condition and liquidity.

The Company may be required to make additional investments in TFM. The Mexican government has put rights with respect to the shares of TFM it holds to compel the purchase of those shares by Grupo TFM. The Mexican government provided Grupo TFM with notice of its intention to sell its interest in TFM. Grupo TFM has responded to the Mexican government’s notice reaffirming its right and interest in purchasing the Mexican government’s remaining interest in TFM, but also advising the Mexican government that it would not take any action until its lawsuit seeking a declaratory judgment was resolved. Grupo TFM filed a lawsuit seeking a declaratory judgment concerning its interpretation of its obligation to purchase the Mexican government’s shares of TFM, and that lawsuit is ongoing. KCS and Grupo TMM have been made parties to the lawsuit. In the event that Grupo TFM does not purchase the Mexican government’s 20% interest in TFM and Grupo TFM’s lawsuit is resolved in favor of Mexican government, then Grupo TMM and KCS, or either of Grupo TMM or KCS alone, would, following notification by the Mexican government in accordance with the terms of the applicable agreements, be obligated to purchase the Mexican government’s remaining interest in TFM. If the Acquisition is completed prior to the purchase of the Mexican government’s interest in TFM, KCS will be solely responsible for purchasing the Mexican government’s 20% interest in TFM. If KCS had been required to purchase this interest as of December 31, 2003, the total purchase price would have been approximately $467.7 million. Based upon public disclosures made by Grupo TMM, it is not in a position to make this purchase.

The Company may be unable to complete the Acquisition. KCS and Grupo TMM are currently in a dispute over the Acquisition Agreement. KCS has initiated binding arbitration with respect to the dispute and has filed pleadings and obtained rulings from the Delaware Court of Chancery to preserve the parties’ positions pending resolution of the dispute. However, there can be no assurance that the parties will resolve their disputes relating to the Acquisition Agreement, or that the arbitrators or the courts will resolve the disputes, in favor of KCS. The American Arbitration Association International Center for Dispute Resolution hearing the dispute between the Company and Grupo TMM issued its interim award on March 19, 2004 finding that the Acquisition Agreement remains in force and is binding on KCS and Grupo TMM in accordance with its terms. KCS and Grupo TMM will now move on to the second phase of the arbitration, which will decide the remaining issues, including remedies and damages. Even if disputes relating to the Acquisition Agreement are resolved in favor of KCS, the consummation of the Acquisition is subject to a number of conditions. There can be no assurance that all of the conditions to the Acquisition will be satisfied. If the Acquisition is not consummated, the value of the Company’s investment in Grupo TFM may become impaired.

If the Mexican government’s preliminary findings and conclusions arising from its tax audit of TFM’s 1997 tax returns are sustained, it could have a material adverse effect on the financial condition, results of operations and business of TFM. As a result, the value of the Company’s investment in Grupo TFM could be materially adversely affected. On January 19, 2004, TFM received a Special Certificate from the Mexican Federal Treasury in the amount of 2.1 billion pesos (the same amount as the value added tax (“VAT”) refund claimed by TFM in 1997). On January 20, 2004, TFM was served with an official letter notifying TFM of the Mexican government’s preliminary findings and conclusions arising from its tax audit of TFM’s 1997 tax returns (the “Tax Audit Summary”). In the Tax Audit Summary, the Mexican government notified TFM of its preliminary conclusion that the documentation provided by TFM in support of the VAT refund credit shown on the 1997 tax return and TFM’s basis in the Concession title, locomotives and rail equipment, and capital leases purchased by TFM’s predecessor in interest prior to Grupo TFM’s purchase of 80% of the shares of TFM, do not comply with the formalities required by the applicable tax legislation. If sustained, the conclusions of the Tax Audit Summary would prevent TFM from depreciating the Concession title, locomotives and rail equipment, and capital leases that represent the majority of the value of the assets owned by TFM. The Tax Audit Summary also attached the Special Certificate pending resolution of the audit, as a potential asset to be used to satisfy any tax obligations owed by TFM as a result of the audit. If TFM is unable to depreciate the Concession title and the other assets reported on its 1997 tax return, this could have a material adverse effect on the financial condition, results of operations and business of TFM. As a result, the value of the Company’s investment in Grupo TFM could be materially adversely affected. See “Recent Developments—Value Added Tax (“VAT”) Lawsuit and VAT Contingency Payment under the Acquisition Agreement” below.

The Company’s business strategy, operations and growth rely significantly on joint ventures and other strategic alliances. Operation of the Company’s integrated rail network and the Company’s plans for growth and expansion rely significantly on joint ventures and other strategic alliances. Unless the Acquisition is consummated, the Company will continue to hold an indirect minority interest in Tex-Mex and TFM. As a minority shareholder, the Company is not in a position to control operations, strategies or financial decisions without the concurrence of Grupo TMM, the largest shareholder in Grupo TFM. In addition, conflicts currently exist and may arise in the future between the Company’s business objectives and those of Grupo TMM. The Company is currently in a dispute with Grupo TMM over Grupo TMM’s attempt to terminate the Acquisition Agreement. The Company cannot assure that this dispute will be resolved in the Company’s favor. If the Acquisition is not consummated, resolution of any future conflicts in the Company’s favor may be difficult or impossible given the Company’s minority ownership position. In addition, the Company’s operations are dependent on interchange, trackage rights, haulage rights and marketing agreements with other railroads and third parties that enable it to exchange traffic and utilize trackage the Company does not own. The Company’s ability to provide comprehensive rail service to the Company’s customers depends in large part upon the Company’s ability to maintain these agreements with other railroads and third parties. The termination of, or the failure to renew, these agreements could adversely affect the Company’s business, financial condition and results of operations. The Company is also dependent in part upon the financial health and efficient performance of other railroads. There can be no assurance that the Company will not be materially affected adversely by operational or financial difficulties of other railroads.

The Company’s Mexican and Panamanian Investments subject the Company to political and economic risks. The Company’s investment in Grupo TFM involves a number of risks. The Mexican government exercises significant influence over the Mexican economy and its actions could have a significant impact on TFM. The Company’s Mexican investment may also be adversely affected by currency fluctuations, price instability, inflation, interest rates, regulations, taxation, cultural differences, social instability, labor disputes and other political, social and economic developments in or affecting Mexico. Moreover, TFM’s commercial success is heavily dependent on expected increases in U.S.-Mexico trade and will be strongly influenced by the effect of NAFTA on such trade. Downturns in either of the U.S. or Mexican economies or in trade between the United States and Mexico would be likely to adversely impact TFM’s business, financial condition and results of operations. Additionally, the Mexican government may revoke the exclusivity of TFM’s Concession after 20 years if it determines that there is insufficient competition and may terminate the Concession as a result of certain conditions or events. TFM’s assets and its rights under the Concession may also be seized temporarily by the Mexican government. Revocation or termination of the Concession would materially adversely affect TFM’s operations and its ability to make payments on its debt. The Company’s investment in PCRC has risks associated with operating in Panama, including, among others, cultural differences, varying labor and operating practices, political risk and differences between the U.S. and Panamanian economies. There can be no assurances that the various risks associated with operating in Mexico can be effectively and economically mitigated by TFM or that the risks associated with operating in Panama can be effectively and economically mitigated by PCRC.

The Company’s leverage could adversely affect its ability to fulfill obligations under various debt instruments and operate its business. The Company is leveraged and will have significant debt service obligations. In addition, Grupo TFM is also leveraged and the acquisition of a controlling interest in Grupo TFM would increase the Company’s consolidated indebtedness and leverage. The Company’s level of debt could make it more difficult for it to borrow money in the future, will reduce the amount of money available to finance the Company’s operations and other business activities, exposes it to the risk of increased interest rates, makes it more vulnerable to general economic downturns and adverse industry conditions, could reduce the Company’s flexibility in planning for, or responding to, changing business and economic conditions, and may prevent it from raising the funds necessary to repurchase all of certain senior notes that could be tendered upon the occurrence of a change of control, which would constitute an event of default, or all of the Convertible Preferred Stock that could be put to the Company under certain circumstances. The Company’s failure to comply with the financial and other restrictive covenants in the Company’s debt instruments, which, among other things, require it to maintain specified financial ratios and limit the Company’s ability to incur debt and sell assets, could result in an event of default that, if not cured or waived, could have a material adverse effect on the Company’s business or prospects. The Company is currently exploring alternatives to refinance its existing credit facility, including its revolving credit facility. The Company has received firm commitment letters from various banks and institutional investors committing to fully fund the new facility and management expects to close this refinancing transaction prior to March 31, 2004. If, however, this transaction is not consummated on or prior to March 31, 2004, management believes that the Company may be in violation of certain of the financial covenants of its credit facility. If the Company does not have enough cash to service its debt, meet other obligations and fund other liquidity needs, the Company may be required to take actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing all or part of its existing debt or seeking additional equity capital. The Company cannot assure that any of these remedies can be effected on commercially reasonable terms or at all. In addition, the terms of existing or future debt agreements may restrict the Company from adopting any of these alternatives.

The Company may be adversely affected by changes in general economic, weather or other conditions. The Company’s operations may be adversely affected by changes in the economic conditions of the industries and geographic areas that produce and consume the freight that the Company transports. The relative strength or weakness of the United States economy as well as various international and regional economies also affects the businesses served. Grupo TFM, PCRC and Panarail are more directly affected by their respective local economy. Historically, a stronger economy has resulted in improved results for rail transportation operations. Conversely, when the economy has slowed, results have been less favorable. The Company’s revenues may be affected by prevailing economic conditions and, if an economic slowdown or recession occurs in the Company’s key markets, the volume of rail shipments is likely to be reduced. Additionally, the Company’s operations may be affected by adverse weather conditions. A weak harvest in the Midwest, for example, may substantially reduce the volume of business handled for agricultural products customers. Additionally, many of the goods and commodities the Company transports experience cyclical demand. The Company’s results of operations can be expected to reflect this cyclical demand because of the significant fixed costs inherent in railroad operations. The Company’s operations may also be affected by natural disasters or terrorist acts. Significant reductions in the Company’s volume of rail shipments due to economic, weather or other conditions could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

The Company Is Subject to Governmental Regulation. The Company is subject to governmental regulation by federal, state and local regulatory agencies with respect to its railroad operations, as well as a variety of health, safety, labor, environmental, and other matters. Government regulation of the railroad industry is a significant determinant of the competitiveness and profitability of railroads. The Company’s failure to comply with applicable laws and regulations could have a material adverse effect on its operations, including limitations on the Company’s operating activities until compliance with applicable requirements is completed. These government agencies may change the legislative or regulatory framework within which the Company operates without providing any recourse for any adverse effects on the Company’s business that occurs as a result of this change. Additionally, some of the regulations require the Company to obtain and maintain various licenses, permits and other authorizations, and the Company cannot assure that it will continue to be able to do so.

The Company Is Subject to Environmental Laws and Regulations. The Company’s operations are subject to extensive federal, state and local environmental laws and regulations concerning, among other things, emissions to the air, discharges to waters, the handling, storage, transportation and disposal of waste and other materials and cleanup of hazardous material or petroleum releases, decommissioning of underground storage tanks and soil and groundwater contamination. The Company incurs, and expects to continue to incur, environmental compliance costs, including, in particular, costs necessary to maintain compliance with requirements governing chemical and hazardous material shipping operations, refueling operations and repair facilities. New laws and regulations, stricter enforcement of existing requirements, new spills, releases or violations or the discovery of previously unknown contamination could require the Company to incur costs or become the basis for new or increased liabilities that could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

The Company is Vulnerable to Rising Fuel Costs or Disruptions in Fuel Supplies. The Company incurs substantial fuel costs in its operations and these costs represent a significant portion of the Company’s transportation expenses. Fuel costs are affected by traffic levels, efficiency of operations and equipment, and petroleum market conditions. The supply and cost of fuel is subject to market conditions and is influenced by numerous factors beyond the Company’s control, including general economic conditions, world markets, government programs and regulations and competition. Significant price increases may have a material adverse effect on the Company’s operating results. Additionally, fuel prices and supplies could also be affected by any limitation in the fuel supply or by any imposition of mandatory allocation or rationing regulations. In the event of a severe disruption of fuel supplies resulting from supply shortages, political unrest, a disruption of oil imports, war or otherwise, the resulting impact on fuel prices and subsequent price increases could materially adversely affect the Company’s operating results, financial condition and cash flows.

A Majority of the Company’s Employees Belong to Labor Unions, and Strikes or Work Stoppages Could Adversely Affect the Company’s Operations. The Company is a party to collective bargaining agreements with various labor unions in the United States. Approximately 84% of KCSR employees are covered under these agreements. The Company may be subject to, among other things, strikes, work stoppages or work slowdowns as a result of disputes with regard to the terms of these collective bargaining agreements or the Company’s potential inability to negotiate acceptable contracts with these unions. Moreover, because such agreements are generally negotiated on an industry-wide basis, determination of the terms and conditions of future labor agreements could be beyond our control and, as a result, the Company may be subject to terms and conditions in amended or future labor agreements that could have a material adverse affect on our results of operations, financial position and cash flows. If the unionized workers were to engage in a strike, work stoppage or other slowdown, or other employees were to become unionized or the terms and conditions in future labor agreements were renegotiated, the Company could experience a significant disruption of its operations and higher ongoing labor costs.

One of the Company’s coal customers accounts for approximately 10% of KCS’s total revenues. The Company’s largest coal customer, Southwestern Electric Power Company (“SWEPCO”), a subsidiary of American Electric Power Company, Inc., accounted for approximately 61.7% of the Company’s coal revenues and approximately 9.8% of KCS’s total revenues for the year ended December 31, 2003. The loss of all or a significant part of SWEPCO’s business, or a service outage at one or both of SWEPCO’s facilities that KCSR serves, could materially adversely affect the Company’s financial condition, results of operations and cash flows.

The Company May Be Subject to Various Claims and Lawsuits. The nature of the railroad business exposes the Company to the potential for various claims and litigation related to labor and employment, personal injury and property damage, environmental and other matters. The Company maintains insurance (including self-insurance) consistent with the industry practice against accident-related risks involved in the operation of the railroad. However, there can be no assurance that such insurance would be sufficient to cover the cost of damages suffered or that such insurance will continue to be available at commercially reasonable rates. Any material changes to current litigation trends could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.

The Company May Be Affected by Future Acts of Terrorism or War. Terrorist attacks, such as those that occurred on September 11, 2001, any government response thereto and war or risk of war may adversely affect the Company’s results of operations, financial condition, and cash flows. These acts may also impact the Company’s ability to raise capital or the Company’s future business opportunities. The Company’s rail lines and facilities could be direct targets or indirect casualties of an act or acts of terror, which could cause significant business interruption and result in increased costs and liabilities and decreased revenues. These acts could have a material adverse effect on the Company’s results of operations, financial condition, and cash flows. In addition, insurance premiums charged for some or all of the coverage currently maintained by the Company could increase dramatically or certain coverage may not be available in the future.

RECENT DEVELOPMENTS

Refinancing of Senior Secured Credit Facility. On March 1, 2004, the Company repaid approximately $38.5 million of term debt (“Term B Loan”) under its senior secured credit facility (“Amended KCS Credit Facility”) using cash on-hand. After consideration of this repayment, the outstanding balance under the Term B Loan was $60 million. The Amended KCS Credit Facility also includes a revolving credit facility with a maximum borrowing amount of $100 million (“Revolving Credit Facility”). As of December 31, 2003, no amounts had been borrowed under the Revolving Credit Facility. Further, no amounts have been borrowed under the Revolving Credit Facility during 2004.

The Company is currently in the process of refinancing the Amended KCS Credit Facility, including the Revolving Credit Facility. Under the proposed terms of the new senior secured credit facility (“2004 KCS Credit Facility”), the Company expects to borrow $150 million under a new term loan due March 2008 (“2004 Term B Loan”). Additionally, the 2004 KCS Credit Facility provides for a new revolving credit facility, which expires in March 2007, with a maximum borrowing amount of $100 million (“2004 Revolving Credit Facility”). The Company does not anticipate any borrowing under the 2004 Revolving Credit Facility as of March 31, 2004. The

Company has received firm commitment letters from various banks and institutional investors committing to fully fund the new loans and agreeing to the term sheet of the 2004 KCS Credit Facility. The commitments are subject only to proper documentation of the new facility. KCS management expects to close this refinancing transaction prior to March 31, 2004. If, however, the 2004 KCS Credit Facility is not consummated on or prior to March 31, 2004, the Company may be in technical default of certain of its existing financial covenants under the Amended KCS Credit Facility.

Prior to or at the same time as the completion of the refinancing transaction, management expects to use $60 million of cash on-hand to repay the existing Term B Loan. The $150 million of proceeds from the 2004 Term B Loan is expected to be used for general corporate purposes, including financing a portion of the Acquisition, if it occurs. The remaining costs of the Acquisition are expected to be financed using a combination of cash on-hand, available liquidity under the 2004 Revolving Credit Facility or other capital market transactions. As further described below in “Recent Developments—Proposed Acquisition of Grupo TFM from Grupo TMM,” the Company has not yet determined whether it would exercise its right to pay up to $80 million of the cash portion of the Acquisition purchase price by delivering up to 6,400,000 common shares. Also see “Recent Developments—Dispute over Acquisition Agreement.” As a result of the refinancing transaction described above, the Company expects to report a charge to earnings in the first quarter of 2004 of approximately $4 million related to the write-off of existing deferred financing costs.

Proposed Acquisition of Grupo TFM from Grupo TMM. On April 20, 2003, the Company entered into the Acquisition Agreement with Grupo TMM and other parties under which KCS ultimately would acquire control of TFM through the purchase of shares of common stock of Grupo TFM. Grupo TFM holds an 80% economic interest in TFM and all of the shares of stock with full voting rights of TFM. The remaining 20% economic interest in TFM is owned by the Mexican government in the form of shares with limited voting rights. The Mexican government has put rights with respect to its TFM shares as discussed below. The obligations of KCS and Grupo TMM to complete the Acquisition are subject to a number of conditions. For additional discussion of the terms of the Acquisition Agreement, see Note 3 in the Notes to KCS’s Consolidated Financial Statements in Item 8 of this Form 10-K.

The purpose of the Acquisition is to place TFM, and if STB approval is obtained, Tex-Mex, under the control of KCS, which will also control KCSR and Gateway Eastern. KCS management believes that common control of these railroads, which are already physically linked in an end-to-end configuration, will enhance competition and give shippers in the NAFTA trade corridor a strong transportation alternative as they make their decisions to move goods between the United States, Mexico and Canada. In addition, KCS management believes that this common control offers stockholders greater value through the operating efficiencies expected to come from common ownership and control. As part of this transaction, subject to KCS shareholder approval, KCS is expected to change its name to NAFTA Rail.

Under the terms of the Acquisition Agreement, KCS would acquire all of the interest of Grupo TMM in Grupo TFM for $200 million in cash and 18,000,000 shares of a new class of common securities of KCS, to be designated Class A Convertible Common Stock. KCS has the right to elect to pay up to $80 million of the cash portion of the purchase price by delivering up to 6,400,000 shares of KCS Class A Convertible Common Stock or KCS common stock. KCS has not yet determined whether it would exercise its right to pay up to $80 million of the cash portion of the purchase price by delivering up to 6,400,000 common shares. In addition, upon the satisfaction of certain conditions, KCS would make an additional payment to Grupo TMM ranging between $100 million and $180 million. See “Value Added Tax (“VAT”) Lawsuit and VAT Contingency Payment under the Acquisition Agreement” below. KCS anticipates that it would pay the cash portion of the purchase price, which would range between $120 million and $200 million, using a combination of existing cash assets and proceeds from the 2004 KCS Credit Facility as further described above in “Refinancing of Senior Secured Credit Facility.”

In connection with the Acquisition, KCS would enter into a consulting agreement with a consulting company organized by Jose Serrano, Chairman of the Board of Grupo TMM, Grupo TFM and TFM, pursuant to which it would provide consulting services to KCS in connection with the portion of the business of KCS in Mexico for a period of three years. As consideration for these services, the consulting company would receive an annual fee of $600,000 per year and a grant of 2,100,000 shares of restricted stock of KCS. The restricted stock would vest over a period of time subject to certain conditions. The consulting agreement may be extended for an additional year at the option of KCS, upon delivery of an additional 525,000 shares of common stock. The consulting agreement also provides for up to an additional 1,350,000 common shares to be issued contingent upon the achievement of certain objectives. The restricted stock issued and the cash fee would likely be accounted for as compensation expense in the consolidated financial statements of KCS.

KCS and Grupo TMM are in dispute over Grupo TMM’s attempt to terminate the Acquisition Agreement as discussed below.

Dispute over Acquisition Agreement. In August 2003, Grupo TMM shareholders voted not to approve the sale of Grupo TMM’s interests in Grupo TFM to KCS. Grupo TMM subsequently sent a notice to KCS claiming to terminate the Acquisition Agreement, because the Grupo TMM shareholders had failed to approve the Acquisition Agreement. KCS’s position has been and remains that the Acquisition Agreement does not provide that a negative shareholder vote by Grupo TMM shareholders is a basis for termination. KCS maintains that the Acquisition Agreement is still valid and remains in effect until at least December 31, 2004 (unless otherwise validly terminated in accordance with its terms).

KCS has taken actions to resolve this dispute and to preserve the parties’ positions while it seeks to resolve the dispute. In August 2003, KCS initiated the dispute resolution process, which included an informal 60-day negotiation period between the parties. The parties were unable to resolve the dispute within that period of time. KCS filed a complaint in the Delaware Chancery Court alleging that Grupo TMM had breached the Acquisition Agreement and seeking a preliminary injunction requiring Grupo TMM not to take any action in violation of the terms of the Acquisition Agreement. KCS also filed in the Delaware Court of Chancery a motion for a preliminary injunction, which was granted, to preserve the parties’ positions while KCS seeks to resolve its dispute over Grupo TMM’s attempt to terminate the Acquisition Agreement.

On October 31, 2003, KCS initiated binding arbitration in accordance with the terms of the Acquisition Agreement. In its Arbitration Demand, KCS seeks a determination that the Acquisition Agreement is in full force and effect, specific performance of the Acquisition Agreement, and damages for Grupo TMM’s breach of the terms of the Acquisition Agreement and failure to negotiate in good faith during the 60-day negotiation period. By the agreement of the parties, the arbitration has been bifurcated. The first stage of the arbitration only addressed the question of whether Grupo TMM’s purported negative shareholder vote gave Grupo TMM the right to terminate the Acquisition Agreement. On March 22, 2004, the Company announced that the panel of the American Arbitration Association International Center for Dispute Resolution hearing the dispute between the Company and Grupo TMM issued its interim award on March 19, 2004 finding that the Acquisition Agreement remains in force and is binding on KCS and Grupo TMM in accordance with its terms. The arbitration panel concluded that the rejection of the Acquisition Agreement by Grupo TMM’s shareholders did not authorize Grupo TMM’s purported termination of the Acquisition Agreement. The Company and Grupo TMM will now move on to the second phase of the arbitration, which will decide the remaining issues, including remedies and damages.

In connection with certain actions taken by Grupo TMM, KCS filed a motion to enforce injunction and hold Grupo TMM in contempt in the dispute between KCS and Grupo TMM over the Acquisition Agreement. In January 2004, the Delaware Court of Chancery issued a ruling, which held Grupo TMM in contempt of court for taking action inconsistent with the court’s previous order granting KCS’s motion for preliminary injunction. The court held that by Grupo TMM causing its subsidiary Grupo TFM to revoke powers of attorney requiring the signature of a KCS representative for transactions in excess of $2.5 million and in granting new powers of attorney to Grupo TMM directors, Jose Serrano and Mario Mohar to act on behalf of the company, Grupo TMM violated provisions of the Acquisition Agreement. The previous order of the court required Grupo TMM to cause Grupo TFM to conduct its business in accordance with past practices and not to directly or indirectly amend its organizational documents. The court ordered Grupo TMM to take the actions necessary to revoke the new powers of attorney, to re-enact the original powers of attorney, and to pay KCS its costs and attorneys fees for bringing the motion for contempt.

As of December 31, 2003, the Company has deferred approximately $9.3 million of costs related to the Acquisition. If the acquisition ultimately does not occur, these costs will be charged to expense. See Note 3 in the Notes to KCS’s Consolidated Financial Statements in Item 8 of this Form 10-K for a more detailed discussion of the actions taken by KCS in connection with this dispute.

Mexican Government’s Put Rights With Respect to TFM Stock. The Mexican government has the right to compel the purchase of its 20% interest in TFM (referred to as the “Put”) by Grupo TFM following notification by the Mexican government in accordance with the terms of the applicable agreements. Upon exercise of the Put, Grupo TFM would be obligated to purchase the TFM capital stock at the initial share price paid by Grupo TFM adjusted for interest and inflation. Prior to October 30, 2003, Grupo TFM filed suit in the Federal District Court of Mexico City seeking, among other things, a declaratory judgment interpreting whether Grupo TFM was obligated to honor its obligation under the Put Agreement, as the Mexican government had not made any effort to sell the TFM shares subject to the Put prior to October 31, 2003. In its suit, Grupo TFM named Grupo TMM and KCS as additional interested parties. The Mexican government has provided Grupo TFM with notice of its intention to sell its interest in TFM. Grupo TFM has responded to the Mexican government’s notice reaffirming its right and interest in purchasing the Mexican government’s remaining interest in TFM, but also advising the Mexican government that it would not take any action until its lawsuit seeking a declaratory judgment was resolved. Grupo TFM has received an injunction, which blocks the Mexican government from exercising the Put. Following the resolution of the lawsuit in Mexico or the lifting of this injunction, in the event that Grupo TFM does not purchase the Mexican government’s 20% interest in TFM, Grupo TMM and KCS, or either of Grupo TMM or KCS alone, would, following notification by the Mexican government in accordance with the terms of the applicable agreements, be obligated to purchase the Mexican government’s remaining interest in TFM. Based upon public disclosures made by Grupo TMM, it is not in a position to make this purchase. If the Acquisition is completed prior to the purchase of the Mexican government’s interest in TFM, KCS will be solely responsible for purchasing the Mexican government’s 20% interest in TFM. If KCS had been required to purchase this interest as of December 31, 2003, the total purchase price would have been approximately $467.7 million.

Value Added Tax (“VAT”) Lawsuit and VAT Contingency Payment under the Acquisition Agreement. The VAT lawsuit (“VAT Claim”), which has been pending in the Mexican courts since 1997, arose out of the Mexican Treasury’s delivery of a VAT credit certificate to a Mexican governmental agency rather than to TFM. The face value of the VAT credit at issue is 2,111,111,790 pesos or approximately $192 million in U.S. dollars, based on current exchange rates. The amount of any recovery would, in accordance with Mexican law, reflect the face value of the VAT credit adjusted for inflation and interest accruals from 1997, with certain limitations.

After several Mexican Fiscal Court and Mexican appellate court rulings during 2002 and 2003, on January 19, 2004, TFM received a Special Certificate from the Mexican Federal Treasury in the amount of $2.1 billion pesos discussed above. The Special Certificate represents the refund of the value added tax paid, and may be used by TFM to satisfy any tax liabilities due. The Special Certificate delivered to TFM on January 19, 2004 has the same face amount as the VAT refund claimed by TFM. TFM was served on January 20, 2004 with an official letter notifying TFM of the Mexican government’s preliminary findings and conclusions arising from its tax audit of TFM’s 1997 tax returns (“Tax Audit Summary”). In the Tax Audit Summary, the Mexican government notified TFM of its preliminary conclusion that the documentation provided by TFM in support of the VAT refund claim and depreciation of the TFM Concession title and the assets reported on TFM’s 1997 tax return do not comply with the formalities required by the applicable tax legislation. The Tax Audit Summary also attached the Special Certificate pending resolution of the audit. TFM has advised that it has, within the time allowed by the Tax Audit Summary, contested the conclusions of the Mexican tax authorities, and it has filed a constitutional appeal against the Tax Audit Summary, alleging the process followed by the Mexican government violated TFM’s constitutional rights. TFM has also filed a complaint against the Mexican government, seeking to have the amount of the Special Certificate adjusted to reflect interest and penalties in accordance with Mexican law.

In addition, provided the Acquisition has occurred and neither KCS nor any of its subsidiaries has purchased the Mexican government’s TFM shares upon exercise of the Put, KCS will be obligated to pay to Grupo TMM an additional amount (referred to as the “VAT Contingency Payment”) of up to $180 million in cash in the event that the VAT Claim is successfully resolved and the amount received is greater than the purchase price of the Put. If the Acquisition is completed, KCS will assume Grupo TMM’s obligations to make any payment upon the exercise by the Mexican government of the Put and will indemnify Grupo TMM and its affiliates, and their respective officers, directors, employees and shareholders, against obligations or liabilities relating thereto.

Because TFM has not recognized its claim as an asset for financial accounting purposes, any recovery by TFM would likely be recognized by TFM as income thereby favorably impacting the Company’s recognition of its equity in earnings in Grupo TFM. The Company is presently unable to predict the amount or timing of any VAT refund recovery. For further information with respect to the VAT refund claim, see Note 3 in the Notes to KCS’s Consolidated Financial Statements in Item 8 of this Form 10-K.

Mexrail Transactions. On May 9, 2003, pursuant to the terms of a stock purchase agreement for KCS to acquire control of Mexrail (the “Stock Purchase Agreement”), KCS acquired from Grupo TMM (through its subsidiary TFM) 51% of the shares of Mexrail for approximately $32.7 million. KCS deposited the Mexrail shares into a voting trust pending resolution of KCS’s application to the STB seeking authority to exercise common control over Tex-Mex, KCSR and Gateway Eastern. The Stock Purchase Agreement provided TFM the right to repurchase all of the Mexrail stock acquired by the Company at any time for the purchase price paid by the Company, subject to any STB orders or directions. In August 2003, KCS received a demand from TFM to repurchase those Mexrail shares. In September 2003, the STB issued a decision finding no need to rule on the transfer back to TFM of the 51% interest in Mexrail that KCS acquired. The repurchase of Mexrail by TFM closed on September 30, 2003 returning 100% ownership of Mexrail to TFM and the Stock Purchase Agreement automatically terminated. The repurchase price was $32.7 million; the same price KCS paid TFM in May 2003. The Stock Purchase Agreement, however, provided that in the event TFM reacquired the Mexrail shares from KCS, the parties to the Stock Purchase Agreement intended the terms and conditions of a February 27, 2002 stock purchase agreement under which TFM acquired the Mexrail shares, the Grupo TFM bylaws and the shareholders agreement dated May 1997 to become again valid and fully enforceable against the parties to such agreements.

Under the February 27, 2002 stock purchase agreement, KCS retained rights to prevent further sale or transfer of the stock or significant assets of Mexrail and Tex-Mex and the right to continue to participate in the corporate governance of Mexrail and Tex-Mex, which will remain U.S. corporations and subject to KCS’s super majority rights contained in Grupo TFM’s bylaws.

STB Review Status. KCS filed with the STB a Railroad Control Application, seeking permission to exercise common control over KCSR, Gateway Eastern and Tex-Mex. The STB issued its decision, effective June 13, 2003, finding that the transaction proposed in KCS’s application is a “minor transaction” under 49 CFR 1180.2(c), although KCS was required to supplement its application as discussed in the decision, to address some of the implications of KCS’s acquisition of control of TFM. The STB also outlined a procedural schedule for consideration of KCS’s application to exercise common control over KCSR, Gateway Eastern and Tex-Mex. The STB has issued an order suspending the procedural schedule pending a resolution of the uncertainties that now surround KCS’s efforts to acquire control of Tex-Mex, and requiring KCS to file status reports regarding developments in its efforts to acquire control of TFM and Tex-Mex.

Notice of Termination of Joint Venture Agreement. KCS acknowledged receipt from Grupo TMM of a notice to terminate the joint venture agreement between the parties entered into in 1995. Pursuant to such notice, the joint venture agreement terminated on December 1, 2003. The joint venture agreement between the parties provided that upon its termination, the joint venture would be liquidated and any assets held in the name of the joint venture would be distributed proportionally to KCS and Grupo TMM. There are no significant assets held by the joint venture and its termination has not had a material adverse effect on KCS.

Redeemable Cumulative Convertible Perpetual Preferred Stock. On May 5, 2003, the Company completed the sale of $200 million of Redeemable Cumulative Convertible Perpetual Preferred Stock, Series C (“Convertible Preferred Stock”) with a liquidation preference of $500 per share in a private offering. The Convertible Preferred Stock offering was made only by means of an offering memorandum pursuant to Rule 144A. Dividends on the Convertible Preferred Stock are cumulative and are payable quarterly at an annual rate of 4.25% of the liquidation preference, when, as and if declared by the Company’s Board of Directors. Accumulated unpaid dividends will cumulate dividends at the same rate as dividends cumulate on the Convertible Preferred Stock. Each share of the Convertible Preferred Stock will be convertible, under certain conditions, and subject to adjustment under certain conditions, into 33.4728 shares of the Company’s common stock. On or after May 20, 2008, the Company will have the option to redeem any or all of the Convertible Preferred Stock, subject to certain conditions. Under certain circumstances, at the option of the holders of the Convertible Preferred Stock, the Company may be required to purchase shares of the Convertible Preferred Stock from the holders. The Convertible Preferred Stock is redeemable at the option of a holder only in the event of a “fundamental change,” which is defined as “any transaction or event (whether by means of an exchange offer, liquidation, tender offer, consolidation, merger, combination, reclassification, recapitalization or otherwise) in connection with which all or substantially all of the Company’s common stock is exchanged for, converted into, acquired for or constitutes solely the right to receive common stock that is not listed on a United States national securities exchange or approved for quotation on the Nasdaq National Market or similar system. The practical effect of this provision is to limit the Company’s ability to eliminate a holder’s ability to convert the Convertible Preferred Stock into common shares of a publicly traded security through a merger or consolidation transaction. In no other circumstances is the Company potentially obligated to redeem the Convertible Preferred Stock for cash. Accordingly, since the Company is in a position to control whether the Company experiences a “fundamental change,” the Convertible Preferred Stock is classified as permanent equity capital.

A portion of the proceeds from the sale of the Convertible Preferred Stock has been used to repay debt. The remainder of the net proceeds from the offering of the Convertible Preferred Stock are expected to be used to pay a portion of the Acquisition or further reduce debt. If the Acquisition were not to be completed, the Company would explore alternative uses for the remainder of the net proceeds realized from the issuance of the Convertible Preferred Stock.

On August, 1, 2003, KCS filed a Form S-3 Registration Statement with the SEC to register for resale by the holders the Convertible Preferred Stock and the common stock into which such preferred stock may be converted. On October 24, 2003, this Registration Statement, as amended, was declared effective by the SEC. KCS has filed, and will continue to file, post-effective amendments to this Registration Statement as required by applicable rules and regulations. KCS will not receive any proceeds from the sale of the securities under this Registration Statement, as amended.

RESULTS OF OPERATIONS

The following table sets forth certain income statement components of the Company for the years ended December 31, 2003, 2002, and 2001, respectively, for use in the discussion below. See the consolidated financial statements in Item 8 of this Form 10-K for other captions not presented within this table.

	2003	2002	2001
	(dollars in millions)
Revenues	$581.3	$566.2	$583.2
Operating expenses	552.2	518.2	527.8

Operating income	29.1	48.0	55.4
Equity in net earnings of unconsolidated affiliates	11.0	43.4	27.1
Gain on sale of Mexrail	—	4.4	—
Interest expense	(46.4)	(45.0)	(52.8)
Debt retirement costs	—	(4.3)	—
Other income	6.8	17.6	4.2

Income before income taxes	0.5	64.1	33.9
Income tax provision (benefit)	(2.8)	6.9	2.8

Income before cumulative effect of accounting change	3.3	57.2	31.1
Cumulative effect of accounting change, net of income taxes	8.9	—	(0.4)

Net income	$12.2	$57.2	$30.7

The following table summarizes consolidated KCS revenues, including the revenues and carload statistics of KCSR for the years ended December 31, 2003, 2002, 2001, respectively. Certain prior year amounts have been reclassified to reflect changes in the business groups and to conform to the current year presentation.

	Revenues			Carloads and Intermodal Units
	2003	2002	2001	2003	2002	2001
	(dollars in millions)			(in thousands)
General commodities:
Chemical and petroleum	$123.8	$130.7	$124.8	140.0	145.4	147.8
Paper and forest	146.1	134.8	129.1	186.2	178.2	182.2
Agricultural and mineral	108.5	97.2	93.8	140.6	126.5	125.7

Total general commodities	378.4	362.7	347.7	466.8	450.1	455.7
Intermodal and automotive	59.1	59.9	69.1	310.5	287.4	299.8
Coal	92.7	101.2	118.7	191.4	210.0	202.3

Carload revenues and carload
and intermodal units	530.2	523.8	535.5	968.7	947.5	957.8

Other rail-related revenues	45.1	37.9	39.4

Total KCSR revenues	575.3	561.7	574.9
Other subsidiary revenues	6.0	4.5	8.3

Total consolidated revenues	$581.3	$566.2	$583.2

The following table summarizes consolidated KCS operating expenses for the years ended December 31, 2003, 2002, and 2001, respectively.

	2003	2002	2001
	(dollars in millions)
Compensation and benefits	$197.8	$197.8	$192.9
Depreciation and amortization	64.3	61.4	58.0
Purchased services	63.5	59.6	57.0
Operating leases	57.2	55.0	56.8
Casualties and insurance	56.4	25.2	42.1
Fuel	47.4	38.4	43.9
Car hire	10.0	19.7	19.8
Other	55.6	61.1	57.3

Total operating expenses	$552.2	$518.2	$527.8

YEAR ENDED DECEMBER 31, 2003 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2002

Net Income. For the year ended December 31, 2003, net income declined $45.0 million to $12.2 million (10¢ per diluted share) from $57.2 million (91¢ per diluted share) for the year ended December 31, 2002. This year over year decline in net income resulted from a $33.5 million decrease in equity in earnings of Grupo TFM, a $34.0 million increase in operating expenses (mostly related to increases in casualty and fuel expenses as discussed further below), a $10.8 million decline in other income and a $1.4 million increase in interest expense. Also contributing to the comparably lower 2003 net income was the impact of a $4.4 million gain on the sale of Mexrail recorded in 2002. These factors, which led to a decline in net income, were partially offset by a $15.1 million increase in revenue, a $9.7 million decrease in the provision for income taxes, a benefit of $8.9 million (net of income taxes of $5.6 million) reported during 2003 relating to the cumulative effect of an accounting change, the effect of $4.3 million in debt retirement costs reported in 2002 and a $1.1 million improvement in the equity in net losses of other unconsolidated affiliates (PCRC and Southern Capital).

Net income available to common shareholders declined $50.7 million to $6.3 million in 2003 compared to $57.0 million in 2002, due to the $45.0 million reduction in net income and a $5.7 million increase in preferred stock dividends. The increase in preferred stock dividends resulted from dividends earned related to the issuance of $200 million of Convertible Preferred Stock during 2003 (see “Recent Developments—Redeemable Cumulative Convertible Perpetual Preferred Stock” for further information). The Convertible Preferred Stock accumulates dividends at an annual rate of 4.25%, which equates to a total of $8.5 million in annual dividend payments. During 2003, approximately $5.7 million of dividends relating to the Convertible Preferred Stock were earned, thereby reducing the net income available to the common shareholders. The assumed conversion of the Convertible Preferred Stock would have had an anti-dilutive effect on the diluted earnings per share calculation, and thus, were excluded from the weighted average common shares used to calculate diluted earnings per share.

Revenues. Consolidated revenues for the year ended December 31, 2003 increased $15.1 million to $581.3 million compared to $566.2 million for the year ended December 31, 2002. In 2003, KCSR revenues increased $13.6 million compared to 2002, primarily as a result of higher revenues for the paper and forest, agriculture and mineral and intermodal commodity groups as well as higher revenues for extra services (haulage, switching, demurrage). These revenue increases were partially offset by revenue declines in coal, chemical and petroleum products and automotive traffic. A portion of the revenue increases can be attributed to operational improvements realized in 2003 as a result of the increased effectiveness of MCS. During the second half of 2002, operations were slowed by the implementation of MCS, contributing to a decline in 2002 revenues. Extra service revenues increased during 2003 as a result of better information on train movements derived through MCS. Revenue for the year ended December 31, 2003 included approximately $3.6 million related to reductions of certain allowances and reserves based upon revised estimates. Revenue from other subsidiaries increased approximately

$1.5 million year over year primarily due to volume increases at the Company’s bulk petroleum coke facility and higher sales to third parties at the Company’s wood tie treating facility. These increases were partially offset by a reduction of other revenues due to the sale of the Wyandotte Garage Corporation (“WGC”) during August 2002. The following discussion provides an analysis of KCSR revenues by commodity group.

Chemical and Petroleum. For the year ended December 31, 2003, chemical and petroleum product revenues declined $6.9 million (5.3%) to $123.8 million compared to $130.7 million for the year ended December 31, 2002, primarily as a result of lower revenues for plastic product shipments in large part due to the loss of a customer and lower production. Also contributing to lower revenues for the year ended December 31, 2003 compared to 2002 were declines in petroleum and agri-chemical product revenues. Petroleum revenues for 2003 dropped as a result of the adverse impact of high natural gas prices on petroleum production. Natural gas serves as both a feedstock and a source of energy for producers. Lower agri-chemical revenues resulted from changes in traffic mix. These declines in agri-chemical, petroleum and plastic product revenues were partially offset by higher revenues for gases, organic and inorganic products. Higher revenues for gases and organic products were primarily the result of production increases by certain customers, as well as targeted rate increases and longer hauls due to gateway changes. Higher revenues for inorganic products were primarily the result of increased access to production facilities in Geismar, Louisiana as well as new business previously shipped by other rail carriers, which resulted in higher traffic volume. Chemical and petroleum product revenue accounted for 21.5% and 23.3% of KCSR revenues for the years ended December 31, 2003 and 2002, respectively.

Paper and Forest. For the year ended December 31, 2003, paper and forest product revenue increased $11.3 million (8.4%) to $146.1 million versus $134.8 million for the year ended December 31, 2002, driven by higher revenues for pulp and paper, scrap paper, pulpwood/logs/chips and lumber/plywood products. Revenues for pulp and paper products as well as scrap paper increased primarily from higher production at KCSR’s paper mill customers and increased exports to Mexico. The increase in lumber and plywood product revenues resulted from continued strength in the housing and homebuilding industry due to sustained levels of housing starts. Increases in revenues for pulpwood/logs/chips resulted from higher production by certain customers and targeted rate increases. Partially offsetting these increases in paper and forest product revenues were lower military/other revenues as a result of the reduction of certain military training exercises, for which KCSR handles equipment transportation, due to the associated deployment of troops to the Middle East. Paper and forest product revenue accounted for 25.4% and 24.0% of KCSR revenues for the years ended December 31, 2003 and 2002, respectively.

Agricultural and Mineral. For the year ended December 31, 2003, agricultural and mineral product revenue increased $11.3 million (11.6%) to $108.5 million compared to $97.2 million for the year ended December 31, 2002. This increase resulted primarily from higher revenues for export grain, food products, ore and mineral products as well as stone, clay and glass products. These revenue increases were partially offset by a slight decline in domestic grain revenues for 2003 compared to 2002. This decline was primarily due to the effects of a relative decline in poultry production, reducing the demand for grain shipments to the Company’s poultry producing customers. The impact on domestic grain revenues of reduced poultry production was mostly offset by higher revenues associated with longer hauls gained as a result of a new contract with an existing customer. Increases in revenues for export grain reflected higher volumes of grain exports to Mexico. Food product revenues rose as a result of a new contract with an existing customer yielding increased carloads as well as longer hauls. Food product revenues also increased due to more beer shipments from Mexico into the United States and Canada. Ore and mineral product revenues increased due to higher demand from producers. Agricultural and mineral product revenues accounted for 18.9% and 17.3% of KCSR revenues for the years ended December 31, 2003 and 2002, respectively.

Intermodal and Automotive. For the year ended December 31, 2003, combined intermodal and automotive revenues declined $0.8 million (1.3%) to $59.1 million compared to $59.9 million for the year ended December 31, 2002, as a result of lower automotive revenues, which declined $3.7 million year over year. Automotive revenues declined as a result of the loss of certain automotive traffic in the third quarter of 2002 as well as the negative effects of the sluggish economy on the automotive industry as a whole. These automotive revenue declines were partially offset by the favorable impact on revenues of new automotive parts traffic obtained in the first quarter of 2003. Intermodal revenues for the year ended December 31, 2003 increased $2.9 million as a result of higher intermodal traffic with other connecting railroads. Intermodal and automotive revenues accounted for 10.3% and 10.7% of KCSR revenues for the years ended December 31, 2003 and 2002, respectively.

Coal. For the year ended December 31, 2003, coal revenues declined $8.5 million (8.4%) to $92.7 million compared to $101.2 million for the year ended December 31, 2002, primarily due to a decline in tons shipped resulting from lower overall customer demand. A portion of the coal revenue decline related to the loss of a coal customer in April 2002, as well as to the impact of scheduled maintenance shutdowns in 2003, which where longer in duration compared to 2002. These factors, which led to a reduction in coal revenues, were partially offset by the impact of higher per-carload revenues as a result of the use of aluminum cars, which are capable of greater hauling capacity. Coal revenue accounted for 16.1% and 18.0% of KCSR revenues for the years ended December 31, 2003 and 2002, respectively.

Other. For the year ended December 31, 2003 other rail-related revenues increased $7.2 million (19.0%) to $45.1 million compared to $37.9 million for the year ended December 31, 2002. This increase was primarily the result of higher revenues for demurrage and other rail-related extra services, which resulted from improved operating efficiencies associated with the implementation of MCS in third quarter 2002. Haulage revenue also increased slightly for the year ended December 31, 2003 compared to 2002. Other rail-related revenues accounted for 7.8% and 6.7% of KCSR revenues for the years ended December 31, 2003 and 2002, respectively.

Operating Expenses. For the year ended December 31, 2003, consolidated operating expenses increased $34.0 million to $552.2 million compared to $518.2 million for the year ended December 31, 2002. As described further below, this increase resulted primarily from higher costs for casualties and insurance and for fuel, which increased $31.2 million and $9.0 million, respectively, year over year. These costs were partially offset by lower expenses related to car hire and certain other expenses arising from operating efficiencies realized through improved employee knowledge and effectiveness in using MCS. In 2002, certain costs and expenses were higher than normal due to the impact of the implementation of MCS and the related congestion. The expenses most affected by the MCS implementation were compensation and benefits, depreciation, purchased services and car hire. See further discussion below.

Compensation and Benefits. For the year ended December 31, 2003, consolidated compensation and benefits expense was unchanged at $197.8 million compared to $197.8 million for the year ended December 31, 2002. During 2003, KCSR experienced a reduction in the number of crew starts and lower overtime pay in its transportation operations, even though carload volumes increased more than 2% in 2003 compared to 2002. Management believes these improvements are partially a result of the increased efficiency of train operations as KCSR operating personnel gained a better understanding of the data demands of MCS and have become more proficient at using this technology tool to enhance efficiencies. Furthermore, 2002 compensation and benefits costs were higher due to operating inefficiencies that occurred as a result of the implementation of MCS. The efficiency gains realized during 2003 have been offset by an increase in certain union wage rates and related back pay for prior service time as a result of the settlement of certain union contracts and higher overall health insurance related costs. In 2002, operating expenses were also affected by a $1.3 million increase in expenses for the estimate of post employment benefits arising from the Company’s third party actuarial study and the impact of a favorable adjustment related to the accrual for retroactive wage increases to union employees.

Depreciation and Amortization. For the year ended December 31, 2003, consolidated depreciation expense increased $2.9 million to $64.3 million compared to $61.4 million for the year ended December 31, 2002. This increase was primarily the result of the implementation of MCS in July of 2002, which was only depreciated for six months in 2002 compared to a full year in 2003. The remainder of the increase resulted from a net increase in the property, plant and equipment asset base.

Purchased Services. For the year ended December 31, 2003, purchased services expense increased $3.9 million to $63.5 million compared to $59.6 million for the year ended December 31, 2002. The year over year increase primarily resulted from increased legal expenses, an increase in track, bridge, locomotive and car repairs performed by third parties and a reduction in intermodal lift fee credits received from other railroads. These cost increases were partially offset by higher car repairs billed to others by KCSR and lower training expenses in 2003. Training costs in 2002 were higher than normal due to the training associated with the implementation of MCS. Legal fees in 2003 were higher than 2002 due to the impact of a $1.0 million legal settlement received in 2002 and insurance recovery credits of $4.0 million realized in 2002.

Operating Leases. Consolidated operating lease expense for the year ended December 31, 2003 was $57.2 million compared to $55.0 million for the year ended December 31, 2002. This $2.2 million increase in lease expense was partially related to a new lease for maintenance vehicles and work equipment, which in prior periods were owned by KCSR and partially as a result of a full year of lease payments in 2003 for the Company’s new corporate headquarters building. The Company began leasing this facility in the second quarter of 2002. These increases were partially offset by lower freight car equipment costs as a result of the expiration of leases that have not been renewed due to the continued improvements in fleet utilization.

Casualties and Insurance. For the year ended December 31, 2003, consolidated casualties and insurance expense increased $31.2 million to $56.4 million compared to $25.2 million for the year ended December 31, 2002. The year over year increase was primarily due to additional costs recorded during the fourth quarter of 2003 related to personal injury liability reserves. The Company’s process of establishing liability reserves for personal injury incidents is based upon an actuarial study by an independent outside actuary, a process followed by most large railroads. This adjustment to the personal injury liability reserves was based on this actuarial study and was required due to adverse development of prior year claims and the continuing tort litigious environment surrounding the railroad industry, particularly for occupational injury claims. Also contributing to the increase in 2003 was higher property and liability related insurance costs, as well as the receipt of $8.5 million in legal and insurance settlements in 2002, which reduced the comparable 2002 expense.

Fuel. Locomotive fuel costs for the year ended December 31, 2003 increased $9.0 million to $47.4 million compared to $38.4 million for the year ended December 31, 2002, due to an approximate 23% increase in the average cost per gallon of fuel. KCSR’s average fuel price was approximately $0.86 per gallon in 2003 compared to approximately $0.69 per gallon in 2002. Fuel consumption remained relatively unchanged year over year as a result of fuel conservation measures offsetting higher consumption due to increased carload volumes.

Car Hire. Car hire expense for the year ended December 31, 2003 decreased $9.7 million to $10.0 million compared to $19.7 million for the year ended December 31, 2002. This decline resulted from improved fleet utilization associated with the implementation of MCS as KCSR was operating more efficiently during 2003 than in 2002. The improvement in fleet utilization has led to an increase in the number of KCSR freight cars being used by other railroads as well as a reduction in the number of freight cars owned by other railroads on the Company’s rail line. In the last half of 2002, the congestion-related issues associated with the implementation of MCS substantially impacted 2002 car hire expense.

Other Expense. Consolidated other expense decreased $5.5 million to $55.6 million for the year ended December 31, 2003 compared to $61.1 million for the year ended December 31, 2002, primarily as a result of higher gains recorded on the sale of operating properties. For 2003, gains from operating property sales were $5.9 million compared to $3.2 million for 2002, an increase of $2.7 million. Also impacting the comparison was a decline in costs for materials and supplies, employee expenses and a reduction in miscellaneous taxes.

Operating Income and KCSR Operating Ratio. For the year ended December 31, 2003, consolidated operating income decreased $18.9 million to $29.1 million compared to $48.0 million for the year ended December 31, 2002. This decrease was the result of a $15.1 million increase in revenues offset by a $34.0 million increase in operating expenses (mostly casualty and fuel related as discussed above). The operating ratios (ratio of railway operating expenses to railway operating revenues) for KCSR were 89.7% and 89.2% for the years ended December 31, 2003 and 2002, respectively.

Equity in Net Earnings (Losses) of Unconsolidated Affiliates. For the year ended December 31, 2003, the Company recorded equity in net earnings of unconsolidated affiliates of $11.0 million, a $32.4 million decline compared to $43.4 million for the year ended December 31, 2002. This decrease was driven by lower equity in net earnings from Grupo TFM, which declined $33.5 million year over year, partially offset by a $1.1 million improvement in equity in net earnings (losses) from other unconsolidated affiliates.

Equity in earnings related to Grupo TFM decreased to $12.3 million for the year ended December 31, 2003 compared to $45.8 million for 2002. Revenues for Grupo TFM for the year ended December 31, 2003 decreased $13.6 million compared to the year ended December 31, 2002 while operating expenses (under accounting principles generally accepted in the United States of America—“U.S. GAAP”) were $17.2 million higher. Revenues for Grupo TFM were adversely affected by an 8% decline in automotive shipments year over year and the devaluation of the Mexican peso against the United States dollar on a year over year basis, which resulted in a reduction of revenues of approximately $34 million during 2003 versus 2002. Similar to KCSR, the increase in operating expenses at Grupo TFM was driven by higher fuel costs, which rose $13.8 million in 2003 versus 2002. Grupo TFM’s interest expense under U.S. GAAP in 2003 increased approximately $15.3 million compared to 2002 primarily as a result of increased debt costs related to the acquisition of the Mexican government’s ownership of Grupo TFM. Also contributing to the lower earnings of Grupo TFM was a $20.8 million increase in other expenses due to certain expenses associated with the VAT Claim. Additionally, for the year ended December 31, 2003, Grupo TFM’s results include a deferred tax benefit of $51.5 million (calculated under U.S. GAAP) compared to a deferred tax benefit of $91.5 million for the year ended December 31, 2002, resulting in an approximate $15.2 million reduction in the equity in net earnings recorded by the Company related to its proportionate ownership of Grupo TFM. This fluctuation was the result of numerous factors, including fluctuations in the foreign exchange rate of the Mexican peso and the United States dollar during 2003, as well as lower future Mexican corporate tax rates. These rate changes had the effect of reducing Grupo TFM’s deferred tax asset, thus reducing Grupo TFM’s deferred tax benefit. Grupo TFM’s deferred tax assets are the result of prior year net operating losses for income tax purposes. For the year ended December 31, 2003, fluctuations in the Mexican peso exchange rate also contributed to a $13.7 million exchange loss compared to an exchange loss of $17.4 million for the year ended December 31, 2002. The Company’s equity in net earnings of Grupo TFM was also impacted by the Company’s increased ownership of Grupo TFM to 46.6% from 36.9%, which the Company obtained indirectly in July 2002 as a result of the purchase by TFM of the Mexican government’s 24.6% ownership of Grupo TFM.

Results of the Company’s investment in Grupo TFM are reported under U.S. GAAP while Grupo TFM reports its financial results under International Financial Reporting Standards (“IFRS”). Because the Company is required to report its equity in net earnings in Grupo TFM under U.S. GAAP and Grupo TFM reports under IFRS, differences in deferred income tax calculations and the classification of certain operating expense categories occur. The deferred income tax calculations are significantly impacted by fluctuations in the relative value of the Mexican peso versus the U.S. dollar and the rate of Mexican inflation, and can result in significant variability in the amount of equity earnings reported by the Company.

Equity in net losses of the Company’s other unconsolidated affiliates for the year ended December 31, 2003 was $1.3 million compared to equity in net losses of $2.4 million for the year ended December 31, 2002. In 2003, losses associated with PCRC were $3.1 million compared to $3.8 million in 2002. PCRC is not operating at full capacity as initially planned due to the delay in completion of the port expansion at Balboa. These losses were offset by equity in net earnings from Southern Capital of $1.8 million and $1.4 million for the years ended December 31, 2003 and 2002, respectively.

Gain on Sale of Mexrail, Inc. Net income for the year ended December 31, 2002 includes a gain on the sale of the Company’s investment in Mexrail of $4.4 million (See “Recent Developments—Mexrail Transactions”).

Interest Expense. Consolidated interest expense increased $1.4 million to $46.4 million for the year ended December 31, 2003 compared to $45.0 million for the year ended December 31, 2002. Interest expense rose due to higher interest rates arising from a shift to more fixed rate debt in June 2002, partially offset by the impact of a lower debt balance. The Company’s debt balance declined $59.2 million during 2003 to $523.4 million at December 31, 2003 from $582.6 million at December 31, 2002.

Debt Retirement Costs. Net income for the year ended December 31, 2002 includes debt retirement costs of $4.3 million related to the debt refinancing during the second quarter of 2002.

Other Income. Other income for the year ended December 31, 2003 declined $10.8 million compared to 2002, primarily due to substantially lower gains on the sale of non-operating property compared to 2002 as well as the impact of the sale of WGC in 2002. Gains recorded on the sale of non-operating property were $0.3 million and $7.4 million for the years ended December 31, 2003 and 2002, respectively.

Income Tax Provision (Benefit). For the year ended December 31, 2003, the Company’s income tax provision (benefit) decreased $9.7 million to a $2.8 million benefit compared to a $6.9 million provision for the year ended December 31, 2002 due to a $63.6 million decline in income (loss) before income taxes. This resulted in an effective income tax rate of (600.7)% and 11.3% for the years ended December 31, 2003 and 2002, respectively. Exclusive of equity earnings in Grupo TFM, the Company realized a pre-tax loss of $11.8 million in 2003 compared to pre-tax income of $18.3 million in 2002, resulting in a consolidated effective income tax rate of 23.8% for 2003 compared to 37.7% for 2002. This variance in the effective tax rate was primarily the result of changes in associated book/tax temporary differences, the level of pre-tax income, and the impact of permanent book/tax differences on the effective rate computation. The Company intends to indefinitely reinvest the equity earnings from Grupo TFM and accordingly, the Company does not provide deferred income tax expense for the excess of its book basis over the tax basis of its investment in Grupo TFM.

Cumulative Effect of Accounting Change. The Company adopted the provisions of Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations” (“SFAS 143”) effective January 1, 2003. As a result, the Company changed its method of accounting for removal costs of certain track structure assets and recorded a benefit of $8.9 million (net of income taxes of $5.6 million) during the first quarter of 2003.

YEAR ENDED DECEMBER 31, 2002 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2001

Net Income. For the year ended December 31, 2002, net income increased $26.5 million to $57.2 million (91¢ per diluted share) from $30.7 million (50¢ per diluted share) for the year ended December 31, 2001. This increase was primarily the result of a $17.3 million increase in equity in earnings of Grupo TFM, a $13.4 million increase in other income, a $7.8 million decrease in interest expense, and a $4.4 million gain realized on the sale of Mexrail to TFM. This increase in net income was partially offset by a $7.4 million decline in operating income, a $4.1 million increase in the provision for income taxes, and a $1.0 million decline in equity in net earnings (losses) of other unconsolidated affiliates. Additionally, net income for the year ended December 31, 2002 includes debt retirement costs of $4.3 million related to the early retirement of term debt in June 2002. Net income for the year ended December 31, 2001 includes a $0.4 million charge relating to the implementation of Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities”(“SFAS 133”).

Revenues. Consolidated revenues for the year ended December 31, 2002 declined $17.0 million to $566.2 million compared to $583.2 million for the year ended December 31, 2001. In 2002, KCSR revenues declined $13.2 million compared to 2001, primarily as a result of lower coal and automotive revenues partially offset by higher revenues for all other major commodity groups. The increase in revenues for certain commodity groups, including chemical and petroleum products, agricultural and mineral products, paper and forest products and intermodal traffic, was driven by a combination of volume gains in certain commodities, increased length of haul and price improvements in key traffic lanes. These revenue gains were partially offset by volume losses in certain commodities within these groups. KCS management believes that revenues for these commodity groups would have improved even further during 2002, but were adversely affected by lower carloadings arising from congestion related to the implementation of MCS. Revenue from other subsidiaries decreased approximately $3.8 million year over year primarily due to demand driven volume declines related to the Company’s petroleum coke bulk handling facility. The following discussion provides an analysis of KCSR revenues by commodity group.

Chemical and Petroleum. For the year ended December 31, 2002, chemical and petroleum product revenues increased $5.9 million (4.7%) to $130.7 million compared to $124.8 million for the year ended December 31, 2001. These revenue increases were the result of a combination of higher traffic volumes for certain commodities within this business group as well as targeted rate increases and longer hauls due to gateway changes. Higher revenues for gases and organic products were primarily the result of production increases by certain customers, as well as changes in traffic patterns and targeted rate increases. Higher revenues for inorganic products were primarily the result of increased access to production facilities in Geismar, Louisiana, as well as new business previously shipped by other rail carriers, which resulted in higher traffic volume. Increases in the production of PVC and plastic pellet products led to an increase in carloadings and higher revenues for plastic products. These increases were partially offset by volume related declines in agri-chemical and petroleum product revenues due to lower industrial production related to the continued slowdown in the U.S. economy. Chemical and petroleum products revenue accounted for 23.3% and 21.7% of KCSR revenues for the years ended December 31, 2002 and 2001, respectively.

Paper and Forest. For the year ended December 31, 2002, paper and forest product revenue increased $5.7 million (4.4%) to $134.8 million versus $129.1 million for the year ended December 31, 2001. Increases in revenues for pulp and paper, scrap paper and lumber/plywood were partially offset by lower revenues for pulpwood/logs/chips, scrap metal and military/other traffic. Increase in pulp and paper revenues resulted from higher traffic volumes as a result of production growth in the paper industry, while continued strength in the home building market and housing starts led to increases in lumber and plywood product revenues. These revenues were also higher due to certain rate increases and changes in traffic mix and length of haul. Declines in industrial production as a result of the slowdown in the U.S. economy led to lower carloadings and revenues for pulpwood, logs, and chip products as well as metal products. The decline in military and other carload revenues is a reflection of the effect of a significant one-time military movement in 2001. Targeted rate increases and changes in traffic patterns for metal products and pulpwood, logs and chips partially offset the related revenue decline resulting from lower traffic volumes for these commodities. Paper and forest products revenue accounted for 24.0% and 22.5% of KCSR revenues for the years ended December 31, 2002 and 2001, respectively.

Agricultural and Mineral. For the year ended December 31, 2002, revenues for agricultural and mineral products increased $3.4 million (3.6%) to $97.2 million compared to $93.8 million for the year ended December 31, 2001, as a result of higher revenues across all major products in the agricultural and mineral commodity group. Domestic grain revenues increased as a result of certain rate increases and longer hauls partially offset by lower domestic demand. Export grain revenue increased slightly during 2002 versus 2001 on the strength of higher demand from Mexico and other export markets during the first half of 2002. This demand eased somewhat during the last half of 2002. Increases in revenue for stone, clay and glass product were primarily the result of higher production by two customers, targeted rate increases and longer hauls. Agricultural and mineral products revenue accounted for 17.3% and 16.3% of KCSR revenues for the years ended December 31, 2002 and 2001, respectively.

Intermodal and Automotive. For the year ended December 31, 2002, combined intermodal and automotive revenues decreased $9.2 million (13.3%) to $59.9 million compared to $69.1 million for the year ended December 31, 2001, primarily as a result of lower automotive revenues, which declined $12.3 million (57.0%) year over year. This decline in automotive revenues resulted from the loss of certain business in the third quarter of 2001 and the loss of a significant movement effective May 2002. Also contributing was the general decline in the domestic automobile industry as a result of weakness in the U.S. economy. These factors contributed to a 62.8% year over year decline in carload volumes for automotive traffic. For the year ended December 31, 2002, intermodal revenues increased $3.1 million (6.6%) compared to 2001, as a result of increases in domestic carload traffic as well as international traffic moving to Mexico. Intermodal and automotive revenues accounted for 10.7% and 12.0% of KCSR revenues for the years ended December 31, 2002 and 2001, respectively.

Coal. For the year ended December 31, 2002, coal revenues declined $17.5 million (14.7%) to $101.2 million compared to $118.7 million for the year ended December 31, 2001. Coal revenues were significantly impacted by a rate reduction at the Company’s largest utility customer as well as the loss of a coal customer in April 2002 due to the expiration of a contract. These revenue declines were partially offset by a near 7% increase in net tons delivered in 2002 compared to 2001, resulting from higher demand at certain utility customers and the reopening of a utility plant in Kansas City, Missouri in the second quarter of 2001 that had been out of service since July of 1999. Coal revenue accounted for 18.0% and 20.6% of KCSR revenues for the years ended December 31, 2002 and 2001, respectively.

Other. For the year ended December 31, 2002, other rail-related revenues declined $1.5 million (3.8%) to $37.9 million compared to $39.4 million for the year ended December 31, 2001. This decline was primarily the result of declines in switching and demurrage revenues partially offset by increases in other revenues. Haulage revenues remained relatively unchanged in 2002 compared to 2001. Other rail-related revenues accounted for 6.7% and 6.9% of KCSR revenues for the years ended December 31, 2002 and 2001, respectively.

Operating Expenses. For the year ended December 31, 2002, consolidated operating expenses decreased $9.6 million to $518.2 million compared to $527.8 million for the year ended December 31, 2001, resulting from a $6.0 million decline in KCSR expenses coupled with a $3.6 million decline in expenses from other subsidiaries. This decrease was partially offset by the impact of higher costs associated with the implementation of MCS. The expenses most affected by the MCS implementation were compensation and benefits, depreciation, purchased services and car hire. See further discussion below.

Compensation and Benefits. For the year ended December 31, 2002, consolidated compensation and benefits expense increased $4.9 million to $197.8 million compared to $192.9 million for the year ended December 31, 2001. This increase was primarily the result of higher overtime and crew costs during the second half of 2002 related to the traffic congestion resulting from the third quarter 2002 implementation of MCS. Compensation and benefits expense in 2002 was also impacted by the implementation of an increase in certain union wages effective July 1, 2002, higher health insurance costs and a $1.3 million increase in expenses for the estimate of post employment benefits arising from the Company’s third party actuarial study. Additionally, the increase in compensation and benefits was affected by the impact of a $2.0 million reduction in retirement-based costs for certain union employees recorded in 2001, which reduced comparable 2001 expense. These factors were partially offset by lower employee headcount, the automation of certain switch locomotive crew functions, a favorable adjustment related to the accrual for retroactive wage increases to union employees, which was not provided for in the national labor union contract and lower railroad retirement taxes as a result of the reduction in employer contributions under the Railroad Retirement Act. The increase in compensation and benefits expense was also impacted by the effect of workforce reduction costs of $1.3 million recorded in the first quarter of 2001.

Depreciation and Amortization. For the year ended December 31, 2002, consolidated depreciation expense increased $3.4 million to $61.4 million compared to $58.0 million for the year ended December 31, 2001. This increase was primarily the result of the implementation of MCS in July of 2002, which increased depreciation expense by $2.4 million in 2002. The remainder of the increase resulted from a net increase in the property, plant and equipment asset base.

Purchased Services. For the year ended December 31, 2002, purchased services expense increased $2.6 million to $59.6 million compared to $57.0 million for the year ended December 31, 2001. This increase was the result of higher environmental compliance costs and legal costs, higher locomotive and car repair costs contracted to third parties as well as an increase in other general purchased services. Also contributing to the increase in purchased services expense were higher employee training costs associated with the implementation of MCS and an increase to the reserve for environmental remediation related to a specific site. This increase in costs was partially mitigated by insurance and legal settlements totaling approximately $5.0 million.

Operating Leases. Consolidated operating lease expense for the year ended December 31, 2002 decreased $1.8 million to $55.0 million compared to $56.8 million for the year ended December 31, 2001. This decrease was primarily the result of the expiration of leases that were not been renewed due to continued changes in fleet utilization. This decrease in lease expense was partially offset by increases in lease costs of approximately $1.9 million in 2002 associated with the lease for the Company’s new corporate headquarters building.

Casualties and Insurance. For the year ended December 31, 2002, consolidated casualties and insurance expense decreased $16.9 million to $25.2 million compared to $42.1 million for the year ended December 31, 2001 due primarily to lower derailment costs, and the receipt of insurance settlements in 2002, partially offset by higher insurance costs. In the first quarter of 2001, the Company incurred $8.5 million in costs related to several significant derailments as well as the settlement of a personal injury claim. Derailment costs for the year ended December 31, 2002 were more normalized compared to 2001. Also impacting the decrease in casualties and insurance expense was the receipt of $8.5 million in legal and insurance settlements during 2002. Expenses in 2002 for personal injury claims were slightly higher compared to 2001. The Company’s process of establishing liability reserves for these types of incidents is based upon an actuarial study by an independent outside actuary, a process followed by most large railroads.

Fuel. Locomotive fuel costs for the year ended December 31, 2002 decreased $5.5 million to $38.4 million compared to $43.9 million for the year ended December 31, 2001. This decrease was the combined result of an 8.8% decrease in the average cost per gallon of fuel and a 4.0% decline in fuel consumption due primarily to aggressive fuel conservation measures.

Car Hire. Car hire expense for the year ended December 31, 2002 was relatively unchanged, decreasing only $0.1 million to $19.7 million compared to $19.8 million for the year ended December 31, 2001. For the first half of 2002, car hire expense decreased approximately $2.9 million compared to the same period in 2001 as KCSR was operating a more efficient and well-controlled railroad. In early 2001, an unusual number of significant derailments (as discussed in casualties and insurance), as well as the effects of line washouts and flooding had a significant adverse impact on the efficiency of KCSR’s operations in the first half of 2001. The resulting inefficiency led to congestion on KCSR’s rail lines during the first half of 2001, which contributed to an increase in the number of freight cars from other railroads on the Company’s rail line. For the second half of 2002, car hire expense increased $2.8 million compared to the second half of 2001. This increase was due to a higher number of freight cars from other railroads on the Company’s rail line as well as fewer KCSR freight cars on other railroads as a result of increased congestion resulting from the implementation of MCS in the third quarter of 2002.

Other Expense. Consolidated other expense increased $3.8 million to $61.1 million for the year ended December 31, 2002 compared to $57.3 million for the year ended December 31, 2001. Factors contributing to this increase included an increase in material and supply costs related to maintenance of way and equipment of $2.5 million, as well as a $2.6 million decline in gains recorded on the sale of operating assets by KCSR. The effect of these increases was partially offset by a decline in the cost of sales and other expenses incurred by certain subsidiaries.

Operating Income and KCSR Operating Ratio. For the year ended December 31, 2002, consolidated operating income decreased $7.4 million to $48.0 million compared to $55.4 million for the year ended December 31, 2001. This decrease was primarily the result of a $17.0 million decline in revenues partially offset by a $9.6 million decline in operating expenses. The operating ratio for KCSR was 89.2% and 88.2% for the years ended December 31, 2002 and 2001, respectively.

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

Equity in earnings related to Grupo TFM increased to $45.8 million for the year ended December 31, 2002 compared to $28.5 million for 2001. For the year ended December 31, 2001, the Company’s equity in the earnings of Grupo TFM included the Company’s proportionate share ($9.1 million) of the income recorded by Grupo TFM related to the reversion of certain Concession assets to the Mexican government. Exclusive of this 2001 reversion income, equity in earnings of Grupo TFM for the year ended December 31, 2002 increased $26.4 million compared to the year ended December 31, 2001. Revenues for Grupo TFM for the year ended December 31, 2002 decreased $7.5 million compared to the year ended December 31, 2001 (exclusive of Mexrail’s results) while operating expenses (under U.S.GAAP) were $29.5 million lower (exclusive of the 2001 reversion income and Mexrail’s results). For the year ended December 31, 2002, Grupo TFM’s results include a deferred tax benefit of $91.5 million (calculated under U.S. GAAP) compared to a deferred tax expense of $10.9 million for the year ended December 31, 2001. This increase was the result of numerous factors, including a deferred tax expense recorded in 2001 related to the line reversion income, the weakening of the Mexican peso exchange rate and tax benefits derived from the impact of Mexican inflation in 2002. For the year ended December 31, 2002, fluctuations in the Mexican peso exchange rate also contributed to a $17.4 million exchange loss compared to an exchange gain of $2.8 million for the year ended December 31, 2001.

Equity in losses of the Company’s other unconsolidated affiliates for the year ended December 31, 2002 were $2.4 million compared to equity in losses of $1.4 million for the year ended December 31, 2001. In 2002, losses associated with PCRC were $3.8 million compared to $1.6 million in 2001. PCRC is not operating at full capacity as initially planned due to the delay in completion of the port expansion at Balboa. During 2001, losses were primarily related to the start-up of operations at PCRC. Additionally, the Company reported equity losses from Mexrail of $2.1 million in 2001 compared to essentially a break-even amount for 2002 prior to its sale to TFM. These losses were mitigated by equity earnings from Southern Capital of $1.4 million and $2.4 million for the years ended December 31, 2002 and 2001, respectively.

Gain on Sale of Mexrail, Inc. Net income for the year ended December 31, 2002 includes a gain on the sale of the Company’s investment in Mexrail, Inc. of $4.4 million.

Interest Expense. Consolidated interest expense declined $7.8 million to $45.0 million for the year ended December 31, 2002 compared to $52.8 million for the year ended December 31, 2001. This decrease was the result of lower effective interest rates for the first six months of 2002 as well as lower debt balances. The Company’s debt balance declined $75.8 million during 2002 from $658.4 million at December 31, 2001 to $582.6 million at December 31, 2002.

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

Income Tax Expense. For the year ended December 31, 2002, the Company’s income tax provision increased $4.1 million to $6.9 million compared to $2.8 million for the year ended December 31, 2001. This increase was primarily the result of gains on the sale of the Company’s investments in WGC and Mexrail, as well as gains realized on the sale of other non-operating assets. Lower interest costs for the year ended December 31, 2002 also contributed to the increase in the income tax provision. These factors, which led to an increase in the income tax provision, were partially offset by lower domestic operating income and resulted in an effective income tax rate of 11.3% and 8.3% for the years ended December 31, 2002 and 2001, respectively. Exclusive of equity earnings in Grupo TFM, the consolidated effective income tax rate for the year ended December 31, 2002 was 37.7% compared to 51.8% for the year ended December 31, 2001. This variance in the effective tax rate was primarily the result of changes in associated book/tax temporary differences and certain non-taxable items. The Company intends to indefinitely reinvest the equity earnings from Grupo TFM and accordingly, the Company does not provide deferred income tax expense for the excess of its book basis over the tax basis of its investment in Grupo TFM.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Information and Contractual Obligations

Summary cash flow data follows for the years ended December 31, 2003, 2002 and 2001, respectively:

	2003	2002	2001
	(dollars in millions)
Cash flows provided by (used for):
Operating activities	$67.3	$95.7	$68.7
Investing activities	(83.6)	(34.9)	(55.7)
Financing activities	132.7	(66.5)	(9.8)

Net increase (decrease) in cash and cash equivalents	116.4	(5.7)	3.2
Cash and cash equivalents at beginning of year	19.0	24.7	21.5

Cash and cash equivalents at end of year	$135.4	$19.0	$24.7

During the year ended December 31, 2003, the Company’s consolidated cash position increased by $116.4 million from December 31, 2002. The primary sources of cash were as follows: the issuance of Convertible Preferred Stock; cash inflows from operating activities; proceeds from the disposal of property; and the proceeds from employee stock plans. The primary users of cash were as follows: investments in and loans to affiliates; repayment of debt; costs related to the Acquisition; cash dividends paid; and property acquisitions.

Operating Cash Flows. The Company’s cash flow from operations has historically been positive and sufficient to fund operations, as well as fund KCSR roadway capital improvements, other capital improvements and debt service. External sources of cash (principally bank debt and public debt) have been used to refinance existing indebtedness and to fund acquisitions, new investments, equipment additions and repurchases of Company common stock. The following table summarizes consolidated operating cash flow information for the years ended December 31, respectively:

	2003	2002	2001
	(dollars in millions)
Net income	$12.2	$57.2	$30.7
Depreciation and amortization	64.3	61.4	58.0
Equity in undistributed earnings of unconsolidated affiliates	(11.0)	(43.4)	(27.1)
Distributions from unconsolidated affiliates	—	—	3.0
Deferred income taxes	(3.1)	21.8	30.4
Gains on sales of properties and investments	(6.2)	(20.1)	(5.8)
Tax benefit realized upon exercise of stock options	2.5	4.5	5.6
Change in working capital items	1.3	10.4	(41.2)
Other	7.3	3.9	15.1

Net cash flow from operating activities	$67.3	$95.7	$68.7

Net operating cash flows for 2003 declined $28.4 million to $67.3 million compared to $95.7 million in 2002. This decrease in operating cash flows was primarily attributable to a reduction of net income and changes in working capital balances, resulting mainly from the timing of payments and receipts and the receipt of income tax refunds.

Net operating cash flows for 2002 were $95.7 million compared to $68.7 million in 2001, an increase of $27.0 million. This increase was primarily attributable to higher net income as well as changes in working capital items related to collections on receivables partially offset by reductions in accounts payable and accrued liabilities.

Investing Cash Flows. Net investing cash outflows were $83.6 million and $34.9 million during the years ended December 31, 2003 and 2002, respectively. This $48.7 million increase in investing cash outflows was primarily related to the sale of Mexrail to TFM for $31.4 million in 2002. During 2003, in contemplation of the Acquisition, KCS repurchased a 51% interest in Mexrail for $32.7 million. As discussed in “Recent Developments—Mexrail Transactions,” in accordance with a demand from TFM, KCS sold its interest in Mexrail back to TFM on September 30, 2003 for $32.7 million. As a result of these two Mexrail transactions in 2003 offsetting each other, there was no net impact to net investing cash outflows during 2003. Therefore, the impact of the cash received in 2002 from the sale of Mexrail resulted in higher comparable investing cash outflows during 2003. Also impacting net investing cash outflows for 2003 was approximately $9.3 million of costs associated with the Acquisition that have been deferred and included in other investing activities. Additionally, proceeds from the sale of property for 2003 were $5.7 million less than 2002.

Net investing cash outflows were $34.9 million and $55.7 million during the years ended December 31, 2002 and 2001, respectively. This variance of $20.8 million was primarily caused by an increase of $31.1 million of proceeds received from the sale of investments and a $3.8 million decrease in investment in and loans to affiliates. In the first quarter of 2002, the Company sold its 49% interest in Mexrail to TFM for approximately $31.4 million. The proceeds from the sale exceeded the Company’s carrying value of Mexrail by $11.2 million. The Company recognized a gain of $4.4 million on the sale while the remaining $6.8 million in excess proceeds was deferred. The Company used the proceeds from the sale of Mexrail to reduce debt. These cash inflows were partially offset by a $13.8 million increase in capital expenditures compared to 2001.

Generally, operating cash flows and borrowings under lines of credit have been used to finance property acquisitions and investments in and loans to affiliates.

Financing Cash Flows. Financing cash outflows are used primarily for the repayment of debt while financing cash inflows are generated from proceeds from the issuance of long-term debt and proceeds from the issuance of common stock under employee stock plans. During 2003, financing cash flows were also generated through the issuance of the Convertible Preferred Stock with net proceeds of $193.0 million. Financing cash flows for 2003, 2002, and 2001 were as follows:

•	Borrowings of $200 million and $35.0 million in 2002 and 2001, respectively. There were no borrowings during 2003. Proceeds from the issuance of debt in June 2002 were used to refinance term debt. In 2001, borrowings under the Company’s revolving credit facility were used to fund payments on term debt.

•	Repayment of indebtedness in the amounts of $59.2 million, $270.9 million and $51.3 million in 2003, 2002 and 2001, respectively. Repayment of indebtedness is generally funded through operating cash flows and proceeds from the disposals of property. In 2003, the repayment of debt was funded through operating cash flows, proceeds from the disposal of property and the proceeds received from the Convertible Preferred Stock. In 2002, the repayment of indebtedness was funded from the proceeds from the issuance of debt, as well as operating cash flows and proceeds from the disposals of certain assets. In 2001, the repayment of indebtedness was funded through borrowings under the Company’s revolving credit facility, as well as operating cash flows and proceeds from the disposals of property.

•	Payment of debt issuance costs $5.7 million and $0.4 million in 2002 and 2001, respectively. In 2002, the Company paid $5.7 million of debt issuance costs related to the $200 million offering in June 2002 of 7½% senior notes due June 15, 2009 (“7½% Notes”). There were no debt issuance costs in 2003.

•	Proceeds from the sale of KCS common stock pursuant to employee stock plans of $5.3 million, $10.3 million and $8.9 million in 2003, 2002 and 2001, respectively.

•	Payment of cash dividends of $4.7 million, $0.2 million and $0.2 million in 2003, 2002 and 2001, respectively. Approximately $4.5 million of dividends were paid in 2003 relating to the Convertible Preferred Stock.

Contractual Obligations

The following table outlines the Company’s material obligations under long-term debt and other contractual commitments at December 31, 2003. Typically, payments for these obligations are funded through operating cash flows. If operating cash flows are not sufficient, funds received from other sources, including borrowings under credit facilities and proceeds from property and other asset dispositions, might also be available. These obligations are customary transactions similar to those entered into by others in the transportation industry. The Company anticipates refinancing certain of its long-term debt prior to maturity.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
	(dollars in millions)
Long-term debt (including capital lease obligations)	$523.4	$9.9	$17.0	$295.5	$201.0
Operating leases	402.8	56.2	91.5	71.5	183.6
Other contractual obligations(a)	86.8	5.5	18.9	11.0	51.4

Total contractual obligations	$1,013.0	$71.6	$127.4	$378.0	$436.0

(a)	Other contractual obligations includes purchase commitments and certain maintenance agreements.

Off-Balance Sheet Arrangements

As further described in Note 3 to KCS’s Consolidated Financial Statements in Item 8 of this Form 10-K, the Company holds a 50% interest in Southern Capital, a joint venture that provides the Company with access to equipment financing alternatives. Southern Capital’s principal operations are the acquisition of locomotives, rolling stock and other railroad equipment and the leasing thereof to the Company. On June 25, 2002, Southern Capital refinanced the outstanding balance of certain debt through the issuance of 5.7% pass through trust certificates and proceeds from the sale of 50 locomotives. These pass through trust certificates are secured by all of the locomotives and rolling stock owned by Southern Capital and rental payments payable by KCSR under the operating and financing leases of the equipment owned by Southern Capital. As Southern Capital is a 50% owned unconsolidated joint venture, this debt is not reflected in KCS’s Consolidated Balance Sheets, which are included in Item 8 of this Form 10-K.

Also, as described in Note 3 to KCS’s Consolidated Financial Statements in Item 8 of this Form 10-K, under the terms of the loan agreement with IFC, the Company is a guarantor for up to $5.6 million of associated debt. Also, if PCRC terminates the concession contract without the IFC’s consent, the Company is a guarantor for up to 50% of the outstanding senior loans. The Company is also a guarantor for up to $1.8 million of the equipment loans and approximately $100,000 relating to the other capital leases.

Capital Expenditures

Capital improvements for KCSR roadway track structures have historically been funded with cash flows from operations and external debt. The Company has historically used equipment trust certificates for major purchases of locomotives and rolling stock, while using internally generated cash flows or leasing for other equipment. Through its Southern Capital joint venture, the Company has the ability to finance railroad equipment, and therefore, has increasingly used lease-financing alternatives for its locomotives and rolling stock.

The following table summarizes the cash capital expenditures by type for 2003, 2002 and 2001, respectively.

Capital Expenditure Category	2003	2002	2001
	(dollars in millions)
Track infrastructure	$50.5	$40.2	$38.0
Locomotives, freight cars and other equipment	14.0	14.9	14.2
Information technology	3.1	5.8	10.0
Facilities and improvements	4.7	14.8	1.5
Other	6.7	4.1	2.3

Total capital expenditures	$79.0	$79.8	$66.0

Internally generated cash flows and borrowings under the Company’s lines of credit were used to finance capital expenditures. Internally generated cash flows and borrowings are expected to be used to fund capital programs for 2004, currently estimated at approximately $108 million.

KCSR Maintenance

KCSR, like all railroads, is required to maintain its own property infrastructure. Portions of roadway and equipment maintenance costs are capitalized and other portions are expensed (as components of material and supplies, purchased services and others), as appropriate. Maintenance and capital improvement programs are in conformity with the Federal Railroad Administration’s track standards and are accounted for in accordance with applicable regulatory accounting rules. Management expects to continue to fund roadway and equipment maintenance expenditures with internally generated cash flows. Maintenance expenses (exclusive of amounts capitalized) for way and structure (roadbed, rail, ties, bridges, etc.) and equipment (locomotives and rail cars) for the three years ended December 31, 2003, 2002 and 2001 respectively, as a percentage of KCSR revenues were as follows:

	KCSR Maintenance
	Way and Structure		Equipment
	Amount	Percent of Revenue	Amount	Percent of Revenue
	(dollars in millions)
2003	$41.1	7.1%	$42.5	7.3%
2002	43.6	7.7	48.2	8.5
2001	43.9	7.5	44.8	7.7

Capital Structure

Components of the Company’s capital structure are as follows.

	2003	2002
	(dollars in millions)
Debt due within one year	$9.9	$10.0
Long-term debt	513.5	572.6

Total debt	523.4	582.6
Stockholders’ equity	963.7	752.9

Total debt plus equity	$1,487.1	$1,335.5

Total debt as a percent of total debt plus equity (“debt ratio”)	35.2%	43.6%

The Company’s consolidated debt ratio as of December 31, 2003 decreased 8.4 percentage points compared to December 31, 2002 as a result of an increase in stockholders’ equity and a decrease in debt. Total consolidated debt decreased $59.2 million as a result of net repayments of long-term debt. Stockholders’ equity increased $210.8 million primarily as a result of net proceeds received from the issuance of Convertible Preferred Stock of $193.0 million in 2003. In addition, stockholders’ equity increased as a result of 2003 net income of $12.2 million and the issuance of common stock under employee stock plans partially offset by dividends on preferred stock.

Shelf Registration Statements and Public Securities Offerings. The Company currently has two shelf registration statements on file with the SEC (“Initial Shelf”—Registration No. 33-69648; “Second Shelf”—Registration No. 333-61006). Securities in the aggregate amount of $300 million remain available under the Initial Shelf and securities in the aggregate amount of $450 million remain available under the Second Shelf. To date, no securities have been issued under either the Initial Shelf or Second Shelf.

Amendment of Credit Agreement. During 2003, the Company received approval from its lenders for two separate amendments to certain provision of the Amended KCS Credit Facility dated June 12, 2002. The Company requested the first amendment in order to provide flexibility in structuring the funding for the transaction to acquire the Mexican government’s interest in TFM as further discussed in “Recent Developments—Mexican Government’s Put Rights with Respect to TFM Stock.” The Company entered into a second amendment in which the lenders of the Amended KCS Credit Facility specifically approved (i) the Company’s investment in further equity interests of Grupo TFM and in equity interests representing 51% of Mexrail’s issued and outstanding capital stock and (ii) the use of the Company’s cash to acquire Mexrail in connection with the proposed Acquisition.

Overall Liquidity

As part of the Amended KCS Credit Facility, the Company has financing available under the Revolving Credit Facility, which has a maximum borrowing amount of $100 million and matures on January 11, 2006. As of December 31, 2003, no amounts had been borrowed under the Revolving Credit Facility. Further, no amounts have been borrowed under the Revolving Credit Facility during 2004. The Amended KCS Credit Facility contains, among other provisions, various financial covenants. The Company was in compliance with these provisions, including the financial covenants as of December 31, 2003. As a result of these financial covenants, the Company’s borrowings under the Revolving Credit Facility may be restricted.

On March 1, 2004, the Company repaid approximately $38.5 million of term debt (“Term B Loan”) under the Amended KCS Credit Facility using cash on-hand. After consideration of this repayment, the outstanding balance under the Term B Loan was $60 million. The Company is currently in the process of refinancing the Amended KCS Credit Facility, including the Revolving Credit Facility. Under the proposed terms of the new senior secured credit facility (“2004 KCS Credit Facility”), the Company expects to borrow $150 million under a new term loan due March 2008 (“2004 Term B Loan”). Additionally, the 2004 KCS Credit Facility provides for a new revolving credit facility, which expires in March 2007, with a maximum borrowing amount of $100 million (“2004 Revolving Credit Facility”). The Company does not anticipate any borrowing under the 2004 Revolving Credit Facility as of March 31, 2004. The Company has received firm commitment letters from various banks and institutional investors committing to fully fund the new loans and agreeing to the term sheet of the 2004 KCS Credit Facility. The commitments are subject only to proper documentation of the new facility. KCS management expects to close this refinancing transaction prior to March 31, 2004. If, however, the 2004 KCS Credit Facility is not consummated on or prior to March 31, 2004, the Company may be in technical default of certain of its existing financial covenants under the Amended KCS Credit Facility.

Prior to or at the same time as the completion of the refinancing transaction, management expects to use $60 million of cash on-hand to repay the existing Term B Loan. The $150 million of proceeds from the 2004 Term B Loan is expected to be used for general corporate purposes, including financing a portion of the Acquisition, if it occurs. The remaining costs of the Acquisition are expected to be financed using a combination of cash on-hand, available liquidity under the 2004 Revolving Credit Facility or other capital market transactions. As further described below in “Recent Developments—Proposed Acquisition of Grupo TFM from Grupo TMM,” the Company has not yet determined whether it would exercise its right to pay up to $80 million of the cash portion of the Acquisition purchase price by delivering up to 6,400,000 common shares. Also see “Recent Developments—Dispute over Acquisition Agreement.” As a result of the refinancing transaction described above, the Company expects to report a charge to earnings in the first quarter of 2004 of approximately $4 million related to the write-off of existing deferred financing costs.

As discussed in “Recent Developments—Mexican Government’s Put Rights with Respect to TFM Stock,” Grupo TMM and KCS, or either Grupo TMM or KCS, could be required to purchase the Mexican government’s interest in TFM. If KCS and Grupo TMM, or either KCS or Grupo TMM individually had been required to purchase the Mexican government’s 20% interest in TFM, the total purchase price would have been approximately $467.7 million as of December 31, 2003. The Company is exploring various alternatives for financing this transaction. It is anticipated that this financing, if necessary, can be accomplished using the Company’s ability to access the capital markets. No commitments for such financing have been obtained at this time.

The Company believes, based on current expectations, that its cash and other liquid assets, operating cash flows, access to capital markets, borrowing capacity, and other available financing resources are sufficient to fund anticipated operating, capital and debt service requirements and other commitments through 2004. Also, if necessary, management believes it will be able to obtain the necessary financing to fund the Acquisition and the purchase of the Mexican government’s 20% interest in TFM. The Company’s operating cash flows and financing alternatives, however, can be impacted by various factors, some of which are outside of the Company’s control. For example, if the Company were to experience a substantial reduction in revenues or a substantial increase in operating costs or other liabilities, its operating cash flows could be significantly reduced. Additionally, the Company is subject to economic factors surrounding capital markets and the Company’s ability to obtain financing under reasonable terms is subject to market conditions. Further, the Company’s cost of debt can be impacted by independent rating agencies, which assign debt ratings based on certain credit measurements such as interest coverage and leverage ratios. During 2003, both Standard Poor’s Rating Services and Moody’s Investors Service (“Moody’s”) downgraded the debt ratings of KCS. Moody’s also downgraded the Company’s debt ratings in 2004. These reductions in the Company’s debt ratings did not have any impact on the Company’s interest rates or financial covenant ratios, but could adversely impact borrowing costs in the future.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The accounting and financial reporting policies of the Company are in conformity with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management believes that the following accounting policies and estimates are critical to an understanding of the Company’s historical and future performance. Management has discussed the development and selection of the following critical accounting estimates related with the Audit Committee of the Company’s Board of Directors and the Audit Committee has reviewed the Company’s related disclosures.

Depreciation of Property, Plant and Equipment

The railroad industry is extremely capital intensive. Plant maintenance and the depreciation of operating assets constitutes a substantial operating expense for the Company, as well as the railroad industry as a whole. The Company capitalizes costs relating to additions and replacements of property, plant and equipment and depreciates it consistent with industry standards and rules established by the STB. The cost of property, plant and equipment normally retired, less salvage value, is charged to depreciation expense over the estimated life of the operating assets using composite straight-line rates for financial statement purposes. The STB approves the depreciation rates used by KCSR (excluding the amortization of computer software). KCSR periodically conducts studies of depreciation rates for properties and equipment and implements approved changes, as necessary, to depreciation rates. These studies take into consideration the historical retirement experience of similar assets, the current condition of the assets, current operations and potential changes in technology, estimated salvage value of the assets, and industry regulations. For all other consolidated subsidiaries, depreciation is derived based upon the asset value in excess of estimated salvage value using the straight-line method over the estimated useful lives of the assets for financial reporting purposes. Depreciation is based upon estimates of the useful lives of assets as well as their net salvage value at the end of their useful lives. Estimation of the useful lives of assets that are long-lived as well as their salvage value requires significant management judgement. Accordingly, management believes that accounting estimates related to depreciation expense are critical.

For the years ended December 31, 2003, 2002, and 2001, no significant changes were made to the depreciation rates applied to operating assets, the underlying assumptions related to estimates of depreciation, or the methodology applied. Currently, the Company depreciates its operating assets, including road and structures, rolling stock and equipment, and capitalized leases over a range of 3 to 120 years depending upon the estimated life of the particular asset. The Company amortizes computer software over a range of 3 to 12 years depending upon the estimated useful life of the software. In addition to the adjustment to rates as a result of the depreciation studies, certain other events could occur that would materially effect the Company’s estimates and assumptions related to depreciation. Unforeseen changes in operations or technology could substantially alter management’s assumptions regarding the Company’s ability to realize the return of its investment in operating assets and, therefore, affect the amount of depreciation expense to charge against both current and future revenues. Because depreciation expense is a function of analytical studies made of property, plant and equipment, subsequent studies could result in different estimates of useful lives and net salvage values. If future depreciation studies yield results indicating that the Company’s assets have shorter lives as a result of obsolescence, physical condition, changes in technology or changes in net salvage values, the estimate of depreciation expense could increase. Likewise, if future studies indicate that assets have longer lives, the estimate of depreciation expense could decrease. For the year ended December 31, 2003, consolidated depreciation expense was $64.3 million, representing 11.6% of consolidated operating expenses. If the estimated lives of all assets being depreciated were increased by one year, the consolidated depreciation expense would have decreased by approximately $2.5 million or 3.8%. If the estimated lives of all assets being depreciated were decreased by one year, the consolidated depreciation expense would have increased by approximately $2.8 million or 4.4%.

Provision for Environmental Remediation

The Company’s operations are subject to extensive federal, state and local environmental laws and regulations. The major environmental laws to which the Company is subject, include, among others, the Federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA,” also known as the Superfund law), the Toxic Substances Control Act, the Federal Water Pollution Control Act, and the Hazardous Materials Transportation Act. CERCLA can impose joint and several liability for cleanup and investigation costs, without regard to fault or legality of the original conduct, on current and predecessor owners and operators of a site, as well as those who generate, or arrange for the disposal of, hazardous substances. The risk of incurring environmental liability is inherent in the railroad industry. The Company owns property that is, or has been, used for industrial purposes. Use of these properties may subject the Company to potentially material liabilities relating to the investigation and cleanup of contaminants, claims alleging personal injury, or property damage as the result of exposures to, or release of, hazardous substances.

The Company conducts studies, as well as site surveys, to determine the extent of environmental damage and the necessary requirements to remediate this damage. These studies incorporate the analysis of our internal environmental engineering staff and consultation with legal counsel. From these studies and surveys, a range of estimates of the costs involved is derived and a liability and related expense for environmental remediation is recorded within this range. The Company’s recorded liabilities for these issues represent its best estimates (on an undiscounted basis) of remediation and restoration costs that may be required to comply with present laws and regulations. These estimates are based on forecasts of the total future direct costs related to environmental remediation. These estimates change periodically as additional or better information becomes available as to the extent of site remediation required, if any. In addition, advanced technologies related to the detection, appropriate remedial course of action and anticipated cost can influence these estimates. Certain changes could occur that would materially affect the Company’s estimates and assumptions related to costs for environmental remediation. If the Company becomes subject to more stringent environmental remediation costs at known sites, if the Company discovers additional contamination, discovers previously unknown sites, or becomes subject to related personal or property damage, the Company could incur material costs in connection with its environmental remediation. Accordingly, management believes that estimates related to the accrual of environmental remediation liabilities are critical to the Company’s results of operations.

For the year ended December 31, 2003, the expense related to environmental remediation was $0.5 million and is included as purchased services expense on the consolidated statements of income. Additionally, as of December 31, 2003, the Company has a total liability recorded for environmental remediation of $4.2 million. This amount was derived from a range of reasonable estimates based upon the Company’s studies and site surveys described above and in accordance with Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies” (“SFAS 5”). For environmental remediation sites known as of December 31, 2003, if the highest estimate from the range (based upon information presently available) were recorded, the total estimated liability would have increased $4.4 million in 2003.

Provision for Casualty Claims

Due to the nature of railroad operations, claims related to personal injuries and third party liabilities resulting from crossing collisions, as well as claims related to personal property damage and other casualties, is a substantial expense to the Company. Employees are compensated for work related personal injury claims according to provisions contained within the Federal Employers’ Liability Act (“FELA”). Claims are estimated and recorded for known reported occurrences as well as for incurred but not reported (“IBNR”) occurrences. Consistent with the general practice within the railroad industry, the Company’s estimated liability for these casualty expenses is actuarially determined on an undiscounted basis. In estimating the liability for casualty claims, the Company obtains an estimate from an independent third party actuarial firm, which calculates an estimate using historical experience and estimates of claim costs as well as numerous assumptions regarding factors relevant to the derivation of an estimate of future claim costs. For other occupational injury claims, an assessment is made on a case-by-case basis in accordance with SFAS 5.

Personal injury and casualty claims are subject to a significant degree of uncertainty, especially estimates related to IBNR personal injuries for which a party has yet to assert a claim and, therefore, the degree to which injuries have been incurred and the related costs have not yet been determined. Additionally, in estimating costs related to casualty claims, management must make assumptions regarding future costs. The cost of casualty claims is significantly related to numerous factors, including the severity of the injury, the age of the claimant, and the legal jurisdiction. In deriving an estimate of the provision for casualty claims, management must make assumptions related to substantially uncertain matters. Additionally, changes in the assumptions made in actuarial studies could potentially have a material effect on the estimate of the provision for casualty claims. Accordingly, management believes that the accounting estimate related to the liability for personal injuries and other casualty claims is critical to the Company’s results of operations.

For the year ended December 31, 2003, the provision for casualty events was approximately $35.4 million and was included in casualties and insurance expense in the consolidated statements of income. Additionally, as of December 31, 2003, the Company had a total liability recorded for casualty claims of approximately $49.5 million. For the year ended December 31, 2003, the provision for casualty expense represented 6.4% of consolidated operating expenses. For purposes of earnings sensitivity analysis, if the December 31, 2003 reserve were adjusted (increased or decreased) 10%, casualty expense would have changed $5.0 million.

Provision for Income Taxes

Deferred income taxes represent a substantial liability of the Company. For financial reporting purposes, management determines the Company’s current tax liability, as well as deferred tax assets and liabilities. In accordance with the liability method of accounting for income taxes as specified in Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes,” the provision for income taxes is the sum of income taxes both currently payable and deferred into the future. Currently payable income taxes represent the liability related to the Company’s income tax return for the current year while the net deferred tax expense or benefit represents the change in the balance of deferred tax assets or liabilities as reported on the balance sheet. The changes in deferred tax assets and liabilities are determined based upon the changes in differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes as measured by the enacted tax rates that management estimates will be in effect when these differences reverse. In addition to estimating the future tax rates applicable to the reversal of tax differences, management must also make certain assumptions regarding whether tax differences are permanent or temporary. If the differences are temporary, management must estimate the timing of their reversal, and whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets of the Company. Accordingly, management believes that the estimate related to the provision for income taxes is critical to the Company’s results of operations.

For the years ended December 31, 2003, 2002, and 2001, management made no material changes in its assumptions regarding the determination of the provision for income taxes. However, certain events could occur that would materially affect the Company’s estimates and assumptions regarding deferred taxes. Changes in current tax laws and applicable enacted tax rates could affect the valuation of deferred tax assets and liabilities, thereby impacting the Company’s income tax provision. Additionally, significant declines in taxable operating income could materially impact the realizable value of deferred tax assets.

As of December 31, 2003, the Company’s financial reporting basis exceeded the tax basis of its investment in Grupo TFM by $92.1 million. Management has not provided a deferred income tax liability for the income taxes, if any, that would become payable upon the realization of this basis difference because the Company considers Grupo TFM to be a foreign corporate joint venture and anticipates that Grupo TFM’s earnings will be permanently invested in Grupo TFM. Likewise the Company has no plans to realize this basis differential by a sale of its investment in Grupo TFM. If management were to change this assumption in determining its provision for deferred taxes, the impact on earnings could be significant. If the Company were to realize this basis difference in the future by a receipt of dividends or the sale of its investment in Grupo TFM, as of December 31, 2003, the Company could incur additional gross federal income taxes of approximately $32.2 million, which may be partially or fully offset by Mexican income taxes and could be available to reduce U.S. federal income taxes at such time.

For the year ended December 31, 2003, the Company’s income tax benefit was $2.8 million consisting of $0.3 million for the current tax provision and $3.1 million for the deferred tax benefit. Changes in management’s estimates and assumptions regarding the enacted tax rate applied to deferred tax assets and liabilities, the ability to realize the value of deferred tax assets, or the timing of the reversal of tax basis differences could potentially impact the provision for income taxes. Changes in these assumptions could potentially change the effective tax rate. A 10% change in the effective tax rate from 23.7% (exclusive of the equity in earnings of Grupo TFM—see “Results of Operations—Income Tax Provision (Benefit)”) to 33.7% would increase the current year income tax benefit approximately $1 million.

Equity in Net Earnings of Grupo TFM

Equity in the earnings of unconsolidated affiliates is a significant component of the Company’s net income. For financial reporting purposes, the Company records equity in the net earnings of its unconsolidated affiliates in accordance with the provisions of Accounting Principles Board Opinion No. 18 “The Equity Method of

Accounting for Investments in Common Stock.” For the Company’s investment in Grupo TFM, the equity in net earnings recorded by the Company is materially impacted by estimates included in Grupo TFM’s tax computation. These estimates are dependent to a certain extent on changes in Mexican tax rates, fluctuations in the Mexican rate of inflation and changes in the exchange rate between the U.S. dollar and the Mexican peso. To determine the income tax provision (benefit) and the value of deferred tax assets and liabilities, Grupo TFM and KCS management must make assumptions and estimates related to material amounts into the future. Accordingly, management of the Company believes that the accounting estimate made by Grupo TFM and KCS management related to Grupo TFM’s provision for income taxes is a “critical accounting estimate” due to its significant impact on the Company’s results of operations.

For the year ended December 31, 2001, there were no material changes in the assumptions regarding the determination of the provision for income taxes for Grupo TFM. Effective January 1, 2002, Mexico implemented changes in its income tax laws that had an impact on the Company’s equity in Grupo TFM’s earnings reported under the equity method of accounting. Beginning in 2003, the Mexican corporate income tax rate is being reduced from 35% to 32% in one-percent increments. As a result of this change in tax rates, management’s assumptions and estimates related to the value of Grupo TFM’s net tax asset changed, and the value of Grupo TFM’s tax asset was reduced by approximately $7.6 million in the year ended December 31, 2002, resulting in an impact of approximately $2.8 million to the Company. The provision for income taxes and the value of Grupo TFM’s net deferred tax assets could be further impacted by changes in the rate of inflation in Mexico, provisions within Mexican tax law that provide for inflation indexation for tax purposes, as well as changes in the exchange rate between the U.S. dollar and the Mexican peso. Changes in these estimates could have a material impact on the Company’s equity in earnings of Grupo TFM.

OTHER

Significant Customer. Southwestern Electric Power Company (“SWEPCO”), a subsidiary of American Electric Power, Inc., is the Company’s only customer that accounted for more than 10% of revenues during the years ended December 31, 2002 and 2001, respectively. Revenues related to SWEPCO during these periods were $64.7 million and $75.9 million, respectively. During 2003, revenues related to SWEPCO were $57.2 million, representing approximately 9.8% of the Company’s revenues. KCSR coal revenues declined in 2002 as a result of a contractual rate reduction for SWEPCO, which became effective on January 1, 2002.

Management Control System. On July 14, 2002, the Company initiated the transition from its legacy operating system to a platform called MCS on KCSR. This state-of-the-art system is designed to provide better analytical tools for management to use in its decision-making processes. MCS, among other things, delivers work orders to yard and train crews to ensure that the service being provided reflects what was sold to the customer. The system also tracks individual shipments as they move across the rail system, compares that movement to the service sold to the customer and automatically reports the shipment’s status to the customer and to operations management. If a shipment falls behind schedule, MCS automatically generates alerts and action recommendations so that corrective action promptly can be initiated.

During the second half of 2002, the Company’s operating results were impacted by higher operating costs and some temporary traffic diversions caused by congestion directly related to the implementation of MCS. The MCS implementation slowed the railroad as employees learned to respond to the data discipline demanded by this new system. The initial difficulties experienced by office and field personnel in transitioning to this new platform led to the congestion issues and operating inefficiencies, which contributed to a decline in 2002 consolidated operating income. By mid-November 2002, however, the Company’s operations began to experience improved transit times and terminal activities as MCS capabilities began to be fully integrated into KCS management processes, and operations were virtually recovered by the end of 2002. Operating statistics, such as terminal dwell time, train velocity and cars on-line, significantly improved during 2003, confirming this recovery. See “Results of Operations” for further information.

Derivative Instruments. The Company does not engage in the trading of derivatives. The Company’s objective for using derivative instruments is to manage its fuel and interest rate risk and mitigate the impact of fluctuations in fuel prices and interest rates. The Company accounts for derivative transactions under SFAS 133 as amended, as set forth in Note 2 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

In general, the Company enters into derivative transactions in limited situations based on management’s assessment of current market conditions and perceived risks. Management intends to respond to evolving business and market conditions in order to manage risks and exposures associated with the Company’s various operations, and in doing so, may enter into such transactions more frequently as deemed appropriate.

Fuel Derivative Transactions

Fuel expense is a significant component of the Company’s operating expenses. Fuel costs are affected by (i) traffic levels, (ii) efficiency of operations and equipment, and (iii) fuel market conditions. To lock-in the price for future fuel purchases to protect the Company’s operating results against adverse fuel price fluctuations, from time to time, KCSR enters into transactions, such as forward purchase commitments and commodity swap transactions. These derivative instruments hedge against fluctuations in the price of No. 2 Gulf Coast Heating Oil, the commodity on which the Company’s diesel fuel prices are determined. Using these risk management strategies, the Company is able to limit its risk to rising diesel fuel prices. These derivative transactions are correlated to market benchmarks and positions are monitored to ensure that they will not exceed actual fuel requirements in any period. See Note 10 in the Notes to KCS’s Consolidated Financial Statements in Item 8 of this Form 10-K.

Interest Rate Derivative Transactions

The Company did not participate in any interest rate derivative transactions during 2003 and had no interest rate hedge transactions outstanding as of December 31, 2003 and 2002. At December 31, 2001 the Company had five separate interest rate cap agreements for an aggregate notional amount of $200 million. These agreements expired during 2002.

Foreign Exchange Matters. In connection with the Company’s investment in Grupo TFM, matters arise with respect to financial accounting and reporting for foreign currency transactions and for translating foreign currency transactions into U.S. dollars. The Company follows the requirements outlined in Statement of Financial Accounting Standards No. 52 “Foreign Currency Translation” (“SFAS 52”), and related authoritative guidance. Grupo TFM uses the U.S. dollar as its functional currency. Equity earnings (losses) from Grupo TFM included in the Company’s results of operations reflect the Company’s share of any such translation gains and losses that Grupo TFM records in the process of translating certain transactions from Mexican pesos to U.S. dollars. Results of the Company’s investment in Grupo TFM are reported under U.S. GAAP while Grupo TFM reports its financial results under IFRS. Because the Company is required to report its equity earnings (losses) in Grupo TFM under U.S. GAAP and Grupo TFM reports under IFRS, differences in deferred income tax calculations and the classification of certain operating expense categories occur.

The Company continues to evaluate existing alternatives with respect to utilizing foreign currency instruments to hedge its U.S. dollar investment in Grupo TFM as market conditions change or exchange rates fluctuate. At December 31, 2003, 2002 and 2001, the Company had no outstanding foreign currency hedging instruments.

Litigation. The Company and its subsidiaries are involved as plaintiff or defendant in various legal actions arising in the normal course of business. While the ultimate outcome of the various legal proceedings involving the Company and its subsidiaries cannot be predicted with certainty, it is management’s opinion (after consultation with legal counsel) that the Company’s litigation accrued liabilities are adequate. The Company also is a defendant in various matters brought primarily by current and former employees and third parties for job related injury incidents or crossing accidents. The Company is aggressively defending these matters and has established liability reserves which management believes are adequate to cover expected costs. Nevertheless, due to the inherent unpredictability of these matters, the Company could incur substantial costs above reserved amounts. The following provides an update on certain more significant cases. See “Recent Developments— Dispute over Acquisition Agreement” for discussion of dispute with TMM over the Acquisition.

Stilwell Tax Dispute. On November 19, 2002, Stilwell, now Janus Capital Group Inc., filed a Statement of Claim against KCS with the American Arbitration Association. This claim involves the entitlement to compensation expense deductions for federal income tax purposes, which are associated with the exercise of certain stock options issued by Stilwell (the “Substituted Options”) in connection with the Spin-off of Stilwell from KCS on July 12, 2000. Stilwell alleges that upon exercise of a Substituted Option, Stilwell is entitled to the associated compensation expense deductions. Stilwell bases its claim on a letter, dated August 17, 1999, addressed to Landon H. Rowland, Chairman, President and Chief Executive Officer of Kansas City Southern Industries, Inc. (the “Letter”), purporting to allow Stilwell to claim such deductions. The Letter was signed by the Vice President and Tax Counsel of Stilwell, who was also at the time the Senior Assistant Vice President and Tax Counsel of KCS, and by Landon H. Rowland, currently a director of KCS and the former non-executive Chairman of Janus Capital Group Inc., who was at that time a director and officer of both Stilwell and KCS.

Stilwell seeks a declaratory award and/or injunction ordering KCS to file and amend its tax returns for the tax year 2000 and subsequent years to reflect that KCS does not claim the associated compensation expense deductions and to indemnify Stilwell against any related taxes imposed upon Stilwell, which allegedly has taken, and plans to take, such deductions. On December 20, 2002, KCS filed an Objection to Stilwell’s Demand for Arbitration and Motion to Dismiss. KCS disputes the validity and enforceability of the Letter. KCS asserts, among other things, that a Private Letter Ruling issued by the Internal Revenue Service on July 9, 1999 provides that KCS subsidiaries are entitled to compensation expense deductions upon exercise of Substituted Options by their employees.

KCS has answered that the claims of Stilwell are without merit and intends to vigorously defend against them. Given the stage of the proceeding, KCS is unable to predict the outcome, but does not expect this matter to result in an adverse financial consequences that would be material to KCS’s net income in the event, which it regards as unlikely, that it would not prevail.

Bogalusa Cases. In July 1996, KCSR was named as one of twenty-seven defendants in various lawsuits in Louisiana and Mississippi arising from the explosion of a rail car loaded with chemicals in Bogalusa, Louisiana on October 23, 1995. As a result of the explosion, nitrogen dioxide and oxides of nitrogen were released into the atmosphere over parts of that town and the surrounding area allegedly causing evacuations and injuries. Approximately 25,000 residents of Louisiana and Mississippi (plaintiffs) have asserted claims to recover damages allegedly caused by exposure to the released chemicals. On October 29, 2001, KCSR and representatives for its excess insurance carriers negotiated a settlement in principle with the plaintiffs for $22.3 million. A Master Global Settlement Agreement (“MGSA”) was signed in early 2002. During 2002, KCSR made all payments under the MGSA and collected $19.3 million from its excess insurance carriers. Court approval of the MGSA is expected in 2004 from the 22nd Judicial District Court of Washington Parish, Louisiana. KCSR also expects to receive releases from about 4,000 Mississippi plaintiffs in numerous cases pending in the First Judicial District Circuit Court of Hinds County, Mississippi.

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

Environmental Matters. As discussed above in “Critical Accounting Policies and Estimates,” the Company’s operations, as well as those of its competitors, are subject to extensive federal, state and local environmental laws and regulations. Certain laws and regulations can impose joint and several liability for cleanup and investigation costs, without regard to fault or legality of the original conduct, on current and predecessor owners and operators of a site, as well as those who generate, or arrange for the disposal of, hazardous substances. The Company does not foresee that compliance with the requirements imposed by the current environmental legislation will impair its competitive capability or result in any material additional capital expenditures, operating or maintenance costs. However, stricter environmental requirements relating to our business, which may be imposed in the future, could result in significant additional costs.

The risk of incurring environmental liability is inherent in the railroad industry. The Company’s operations involve the use and, as part of serving the petroleum and chemicals industry, transportation of hazardous materials. The Company has a professional team available to respond and handle environmental issues that might occur in the transport of such materials. The Company also is a partner in the Responsible Care® program and, as a result, has initiated certain additional environmental, health and safety practices. KCSR performs ongoing review and evaluation of the various environmental programs and issues within the Company’s operations, and, as necessary, takes actions to limit the Company’s exposure to environmental liabilities.

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

KCSR has been named a Potential Responsible Party (PRP) in connection with a former foundry site in Alexandria, Louisiana. A small portion of this property was owned through a former subsidiary during the years 1924 to 1974 and leased to a small foundry operator. The foundry operator, Ruston Foundry, ceased operations in early 1990. The site is on the CERCLA National Priorities List of contaminated sites. The United States Environmental Protection Agency has completed a Record of Decision of the site. Management is in the process of negotiating a settlement with respect to this site and continues to evaluate its potential financial statement impact. Management’s has recorded its best estimate of potential liability of $1.9 million as of December 31, 2003 related to potential remediation costs at this site. Further evaluation is ongoing and any remaining exposure is not expected to have a material effect on the Company’s results of operations, financial condition, or cash flows.

In 1996, the Louisiana Department of Transportation (“LDOT”) sued KCSR and a number of other defendants in Louisiana state court to recover cleanup costs incurred by LDOT while constructing Interstate Highway 49 at Shreveport, Louisiana (Louisiana Department of Transportation v. The Kansas City Southern Railway Company, et al., Case No. 417190-B in the First Judicial District Court, Caddo Parish, Louisiana). The cleanup was associated with contamination in the area of a former oil refinery site, operated by Crystal Refinery. KCSR’s main line was adjacent to that site. LDOT claims that a 1966 derailment contributed to contamination at the site. However, KCSR management believes that KCSR’s liability exposure with respect to this site is remote.

The Company records liabilities for remediation and restoration costs related to past activities when the Company’s obligation is probable and the costs can be reasonably estimated. Costs of ongoing compliance activities to current operations are expensed as incurred. The Company’s recorded liabilities with respect to these various environmental issues represent its best estimates of remediation and restoration costs that may be required to comply with present laws and regulations. Although these costs cannot be predicted with certainty, management believes that the ultimate outcome of identified matters will not have a material adverse effect on the Company’s consolidated results of operations, financial condition or cash flows.

Recent Accounting Pronouncements. See Note 2 in the Notes to KCS’s Consolidated Financial Statements in Item 8 of this Form 10-K for information relative to recent accounting pronouncements.

Regulatory Influence. In addition to the environmental agencies mentioned above, KCSR’s operations are regulated by the STB, various state regulatory agencies, and the Occupational Safety and Health Administration (“OSHA”). State agencies regulate some aspects of rail operations with respect to health and safety and in some instances, intrastate freight rates. OSHA has jurisdiction over certain health and safety features of railroad operations. The Company does not foresee that regulatory compliance under present statutes will impair its competitive capability or result in any material effect on its results of operations, financial condition or cash flows.

Inflation. Inflation has not had a significant impact on the Company’s operations in the past three years. U.S. GAAP requires the use of historical costs. Replacement cost and related depreciation expense of the Company’s property would be substantially higher than the historical costs reported. Any increase in expenses from these fixed costs, coupled with variable cost increases due to significant inflation, would be difficult to recover through price increases given the competitive environments of the Company’s principal subsidiaries. Higher fuel prices have impacted KCSR’s operating results in 2003, 2002 and 2001. During the two-year period ended December 31, 1999, locomotive fuel expenses represented an average of 6.9% of KCSR’s total costs and expenses compared to 9.2% in 2003, 7.7% in 2002 and 8.8% in 2001. See “Foreign Exchange Matters” above with respect to inflation in Mexico.

CAUTIONARY INFORMATION

The discussions set forth in this Annual Report on Form 10-K contain statements concerning potential future events. Such forward-looking statements are based upon assumptions by the Company’s management, as of the date of this Annual Report, including assumptions about risks and uncertainties faced by the Company. In addition, management may make forward-looking statements orally or in other writings, including, but not limited to, in press releases, in the annual report to shareholders and in the Company’s other filings with the Securities and Exchange Commission. Readers can identify these forward-looking statements by the use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. These forward-looking statements include, without limitation, statements regarding: expectations as to operational improvements; expectations as to cost savings, revenue growth and earnings; the time by which certain objectives will be achieved; estimates of costs relating to environmental remediation and restoration; proposed new products and services; expectations that claims, lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, or other matters will not have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity; and statements concerning projections, predictions, expectations, estimates or forecasts as to the Company’s business, financial and operational results, and future economic performance, statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. If any of management’s assumptions prove incorrect or should unanticipated circumstances arise, the Company’s actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, the factors identified below and the factors discussed above under the heading “Risk Factors.” Readers are strongly encouraged to consider these factors when evaluating any forward-looking statements concerning the Company.

•	whether the Company is fully successful in executing the Company’s business strategy, including capitalizing on NAFTA trade to generate traffic and increase revenues, exploiting the Company’s domestic opportunities, establishing new and expanding existing strategic alliances and marketing agreements and providing superior customer service;

•	whether the Company is successful in retaining and attracting qualified management personnel;

•	whether the Company is able to generate cash that will be sufficient to allow it to pay principal and interest on the Company’s debt and meet the Company’s obligations and to fund the Company’s other liquidity needs;

•	whether the Company is able to complete the Acquisition;

•	the Company’s ability to satisfy its contingent obligation to purchase shares of TFM, owned by the government of Mexico;

•	Material adverse changes in economic and industry conditions, both within the United States and globally;

•	the effects of adverse general economic conditions affecting customer demand and the industries and geographic areas that produce and consume commodities carried;

•	the effect of NAFTA on the level of U.S.-Mexico trade;

•	industry competition, conditions, performance and consolidation;

•	general legislative and regulatory developments, including possible enactment of initiatives to re-regulate the rail industry;

•	legislative, regulatory, or legal developments involving taxation, including enactment of new federal or state income tax rates, revisions of controlling authority, and the outcome of tax claims and litigation;

•	changes in securities and capital markets;

•	natural events such as severe weather, fire, floods, earthquakes or other disruptions of the Company’s operating systems, structures and equipment;

•	any adverse economic or operational repercussions from terrorist activities and any governmental response thereto;

•	war or risk of war;

•	changes in fuel prices;

•	changes in labor costs and labor difficulties, including stoppages affecting either the Company’s operations or the Company’s customers’ abilities to deliver goods to it for shipment; and

•	the outcome of claims and litigation, including those related to environmental contamination, personal injuries and occupational illnesses arising from hearing loss, repetitive motion and exposure to asbestos and diesel fumes.

The Company will not update any forward-looking statements in this Annual Report to reflect future events or developments. If the Company does update one or more forward-looking statements, no inference should be drawn that the Company will make additional updates with respect thereto or with respect to other forward-looking statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company utilizes various financial instruments that have certain inherent market risks. Generally, these instruments have not been entered into for trading purposes. The following information, together with information included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K and Note 10 to the Consolidated Financial Statements in Item 8 of this Form 10-K, which are hereby incorporated by reference, describe the key aspects of certain financial instruments that have market risk to the Company.

Interest Rate Sensitivity

The Company’s floating-rate indebtedness totaled $98.5 million and $149.3 million at December 31, 2003 and 2002, respectively. The Company’s variable rate debt, comprised of a revolving credit facility and a term loan, accrues interest based on target interest indexes (e.g., London Interbank Offered Rate—“LIBOR,” federal funds rate, etc.) plus an applicable spread, as set forth in the credit agreement. As a result of the 2002 refinancing of $200 million of variable rate debt with the 7½% Notes, the Company has been able to reduce its sensitivity to fluctuations in interest rates compared to previous years. However, given the balance of $98.5 million variable rate debt at December 31, 2003, the Company is still sensitive to fluctuations in interest rates. For example, a hypothetical 100 basis points increase in each of the respective target interest indexes would result in additional interest expense of approximately $1.0 million on an annualized basis for the floating-rate instruments held by the Company as of December 31, 2003.

Based upon the borrowing rates available to KCS and its subsidiaries for indebtedness with similar terms and average maturities, the fair value of the Company’s long-term debt was approximately $558 million at December 31, 2003 and $617 million at December 31, 2002.

Commodity Price Sensitivity

As described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other—Derivative Instruments” of this Form 10-K, the Company participates in diesel fuel purchase commitment and swap transactions. At December 31, 2003, the Company was a party to seven fuel swap agreements. Based on market prices at December 31, 2003, the Company would receive payments from the third party counterparty of approximately $0.9 million on the settlement date of the agreement, representing the excess of the current market price over the agreed upon swap price. If market prices of fuel dropped below the swap price, then KCS would be obligated to pay an amount equal to the difference between the market price and the swap price for each gallon of fuel hedged. At December 31, 2002, the excess of payments to be received or savings to be realized over the market price related to diesel fuel purchase commitments and fuel swap transactions approximated $1.8 million and $0.6 million, respectively. A hypothetical 10% increase in the price of diesel fuel would have resulted in additional fuel expense of approximately $4.7 million for the year ended December 31, 2003.

At December 31, 2003, the Company held fuel inventories for use in normal operations. These inventories were not material to the Company’s overall financial position. With the exception of the 13% of fuel currently hedged under fuel swap transactions for 2004, fuel costs are expected to mirror market conditions in 2003.

Foreign Exchange Sensitivity

The Company owns a 46.6% interest in Grupo TFM, incorporated in Mexico. In connection with the Company’s investment in Grupo TFM, matters arise with respect to financial accounting and reporting for foreign currency transactions and for translating foreign currency transactions into U.S. dollars. Grupo TFM uses the U.S. dollar as its functional currency. Equity earnings (losses) from Grupo TFM included in the Company’s results of operations reflect the Company’s share of any such translation gains and losses that Grupo TFM records in the process of translating certain transactions from Mexican pesos to U.S. dollars. Therefore, the Company has exposure to fluctuations in the value of the Mexican peso. While not currently utilizing foreign currency instruments to hedge the Company’s U.S. dollar investment in Grupo TFM, the Company continues to evaluate existing alternatives as market conditions and exchange rates fluctuate.

Item 8. Financial Statements and Supplementary Data

Financial Statement Schedules:

All schedules are omitted because they are not applicable, are insignificant or the required information is shown in the consolidated financial statements or notes thereto.

The combined and consolidated financial statements of Grupo TFM as of December 31, 2003 and for each of the three years in the period ended December 31, 2003 are attached to this Form 10-K as Exhibit 99.1.

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

The Company’s financial statements as of and for the years ended December 31, 2003, 2002 and 2001 have been audited by its independent accountants, KPMG LLP. Management has made available to the independent accountants all of the Company’s financial records and related data, as well as the minutes of shareholders’ and directors’ meetings. Furthermore, management believes that all representations made to the Company’s independent accountants during their audits were valid and appropriate.

The Company has a formalized system of internal accounting controls designed to provide reasonable assurance that assets are safeguarded and that its financial records are reliable. Management monitors the system for compliance, and the Company’s internal auditors review and evaluate both internal accounting and operating controls and recommend possible improvements thereto. In addition, as part of their audit of the consolidated financial statements, the independent accountants, review and test the internal accounting controls on a selective basis to establish the extent of their reliance thereon in determining the nature, extent and timing of audit tests to be applied. The internal audit staff coordinates with the independent accountants during the annual audit of the Company’s financial statements.

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

Michael R. Haverty

Chairman, President & Chief Executive Officer

Ronald G. Russ

Executive Vice President & Chief Financial Officer

Report of Independent Accountants

To the Board of Directors and Stockholders of

Kansas City Southern

We have audited the accompanying consolidated balance sheets of Kansas City Southern and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. (Grupo TFM), a 46.6% owned investee company, as of December 31, 2003 or for the years ended December 31, 2003 and December 31, 2001. The Company’s investment in Grupo TFM at December 31, 2003 was $392.1 million and its equity in earnings of Grupo TFM was $12.3 million and $28.5 million for the years ended December 31, 2003 and 2001, respectively. The financial statements of Grupo TFM as of and for the year ended December 31, 2003 and for the year ended December 31, 2001 were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Grupo TFM as of and for the year ended December 31, 2003 and for the year ended December 31, 2001, is based solely on the reports of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors for 2003 and 2001 provide a reasonable basis for our opinion.

In our opinion, based on our audits, and the reports of other auditors for 2003 and 2001, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kansas City Southern and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.”

KPMG LLP

Kansas City, Missouri

March 19, 2004

KANSAS CITY SOUTHERN

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31

Dollars in Millions, Except Share and per Share Amounts

	2003	2002	2001
Revenues	$581.3	$566.2	$583.2
Operating expenses
Compensation and benefits	197.8	197.8	192.9
Depreciation and amortization	64.3	61.4	58.0
Purchased services	63.5	59.6	57.0
Operating leases	57.2	55.0	56.8
Casualties and insurance	56.4	25.2	42.1
Fuel	47.4	38.4	43.9
Car hire	10.0	19.7	19.8
Other	55.6	61.1	57.3

Total operating expenses	552.2	518.2	527.8

Operating income	29.1	48.0	55.4
Equity in net earnings (losses) of unconsolidated affiliates:
Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V.	12.3	45.8	28.5
Other	(1.3)	(2.4)	(1.4)
Gain on sale of Mexrail, Inc.	—	4.4	—
Interest expense	(46.4)	(45.0)	(52.8)
Debt retirement costs	—	(4.3)	—
Other income	6.8	17.6	4.2

Income before income taxes and cumulative effect of accounting change	0.5	64.1	33.9
Income tax provision (benefit) (Note 6)	(2.8)	6.9	2.8

Income before cumulative effect of accounting change	3.3	57.2	31.1
Cumulative effect of accounting change, net of income taxes	8.9	—	(0.4)

Net income	$12.2	$57.2	$30.7
Preferred stock dividends	5.9	0.2	0.2

Net income available to common shareholders	$6.3	$57.0	$30.5

Per Share Data
Basic earnings (loss) per common share
Basic earnings (loss) per share before cumulative effect of accounting change	$(0.04)	$0.94	$0.53
Cumulative effect of accounting change, net of income taxes	0.14	—	(0.01)

Total basic earnings per common share	$0.10	$0.94	$0.52

Diluted earnings (loss) per common share
Diluted earnings (loss) per share before cumulative effect of accounting change	$(0.04)	$0.91	$0.51
Cumulative effect of accounting change, net of income taxes	0.14	—	(0.01)

Total diluted earnings per common share	$0.10	$0.91	$0.50

Weighted average common shares outstanding (in thousands)
Basic	61,725	60,336	58,598
Potential dilutive common shares	—	1,982	2,386

Diluted	61,725	62,318	60,984

See accompanying notes to consolidated financial statements

KANSAS CITY SOUTHERN

CONSOLIDATED BALANCE SHEETS

at December 31

Dollars in Millions, Except Share and per Share Amounts

	2003	2002
ASSETS
Current Assets:
Cash and cash equivalents	$135.4	$19.0
Accounts receivable, net (Note 4)	108.2	114.9
Accounts receivable from related parties	6.4	3.6
Inventories	36.8	34.2
Other current assets (Note 4)	21.3	44.5

Total current assets	308.1	216.2

Investments (Note 3)	442.7	423.1
Properties, net (Note 4)	1,362.5	1,337.4
Goodwill	10.6	10.6
Other assets	29.0	21.5

Total assets	$2,152.9	$2,008.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Debt due within one year (Note 5)	$9.9	$10.0
Accounts and wages payable	45.5	47.7
Accrued liabilities (Note 4)	119.4	128.6

Total current liabilities	174.8	186.3

Other Liabilities:
Long-term debt (Note 5)	513.5	572.6
Deferred income taxes (Note 6)	391.5	392.8
Other noncurrent liabilities and deferred credits (Note 4)	109.4	104.2
Commitments and contingencies (Notes 3,5,6,7,8,9,10)

Total other liabilities	1,014.4	1,069.6

Stockholders’ Equity (Notes 2,7):
$25 par, 4% noncumulative, Preferred stock, 840,000 shares authorized, 649,736 shares issued, 242,170 shares outstanding	6.1	6.1
$1 par, Cumulative Preferred stock, 400,000 shares authorized, issued and outstanding at December 31, 2003; 0 shares authorized, issued and outstanding at December 31, 2002	0.4	—
$.01 par, Common stock, 400,000,000 shares authorized; 73,369,116 shares issued; 62,175,621 and 61,103,015 shares outstanding at December 31, 2003 and 2002, respectively	0.6	0.6
Paid in capital	110.9	—
Retained earnings	846.2	748.5
Accumulated other comprehensive loss	(0.5)	(2.3)

Total stockholders’ equity	963.7	752.9

Total liabilities and stockholders’ equity	$2,152.9	$2,008.8

See accompanying notes to consolidated financial statements

KANSAS CITY SOUTHERN

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31

Dollars in Millions

	2003	2002	2001
CASH FLOWS PROVIDED BY (USED FOR):
OPERATING ACTIVITIES:
Net income	$12.2	$57.2	$30.7
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	64.3	61.4	58.0
Deferred income taxes	(3.1)	21.8	30.4
Equity in undistributed earnings of unconsolidated affiliates	(11.0)	(43.4)	(27.1)
Distributions from unconsolidated affiliates	—	—	3.0
Gain on sale of assets	(6.2)	(20.1)	(5.8)
Cumulative effect of accounting change	(8.9)	—	0.4
Tax benefit realized upon exercise of stock options	2.5	4.5	5.6
Changes in working capital items
Accounts receivable	4.0	12.4	4.0
Inventories	(2.5)	(8.8)	6.1
Other current assets	15.3	29.8	(19.3)
Accounts and wages payable	(2.8)	(2.4)	(5.1)
Accrued liabilities	(12.7)	(20.6)	(26.9)
Other, net	16.2	3.9	14.7

Net	67.3	95.7	68.7

INVESTING ACTIVITIES:
Property acquisitions	(79.0)	(79.8)	(66.0)
Proceeds from disposal of property	12.4	18.1	18.1
Investment in and loans to affiliates	(40.4)	(4.4)	(8.2)
Proceeds from sale of investments, net	32.7	31.7	0.6
Deferred costs related to acquisition of Grupo TFM	(9.3)	—	—
Other, net	—	(0.5)	(0.2)

Net	(83.6)	(34.9)	(55.7)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	200.0	35.0
Repayment of long-term debt	(59.2)	(270.9)	(51.3)
Net proceeds from issuance of preferred stock	193.0	—	—
Debt issuance costs	—	(5.7)	(0.4)
Proceeds from stock plans	5.3	10.3	8.9
Cash dividends paid	(4.7)	(0.2)	(0.2)
Other, net	(1.7)	—	(1.8)

Net	132.7	(66.5)	(9.8)

CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	116.4	(5.7)	3.2
At beginning of year	19.0	24.7	21.5

At end of period	$135.4	$19.0	$24.7

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments (refunds)
Interest	$42.4	$45.5	$49.1
Income tax payments (refunds)	$(23.6)	$(29.6)	$(25.0)

See accompanying notes to consolidated financial statements.

KANSAS CITY SOUTHERN

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Dollars in Millions, Except per Share Amounts

	$25 Par Preferred Stock	$1 Par Cumulative Preferred Stock	$.01 Par Common Stock	Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balance at December 31, 2000	$6.1	$—	$0.6	$—	$636.7	$—	$643.4
Comprehensive income:
Net income					30.7
Cumulative effect of accounting change						(0.9)
Change in fair market value of cash flow hedge of unconsolidated affiliate						(2.0)
Comprehensive income							27.8
Dividends on $25 Par Preferred Stock ($1.00/share)					(0.2)		(0.2)
Options exercised and stock subscribed					9.3		9.3

Balance at December 31, 2001	6.1	—	0.6	—	676.5	(2.9)	680.3

Comprehensive income:
Net income					57.2
Change in fair value of cash flow hedges						(0.1)
Amortization of accumulated other comprehensive income (loss) related to interest rate swaps						0.7
Comprehensive income							57.8
Dividends on $25 Par Preferred Stock ($1.00/share)					(0.2)		(0.2)
Options exercised and stock subscribed					15.0		15.0

Balance at December 31, 2002	6.1	—	0.6	—	748.5	(2.3)	752.9

Comprehensive income:
Net income					12.2
Change in fair value of cash flow hedges						0.6
Amortization of accumulated other comprehensive income (loss) related to interest rate swaps						1.2
Comprehensive income							14.0
Issuance of preferred stock		0.4		110.9	81.7		193.0
Dividends on $25 Par Preferred Stock ($1.00/share)					(0.2)		(0.2)
Dividends on $1 Par Cumulative Preferred Stock ($11.22/share)					(4.5)		(4.5)
Options exercised and stock subscribed					5.2		5.2
Stock plan shares issued from treasury					3.3		3.3

Balance at December 31, 2003	$6.1	$0.4	$0.6	$110.9	$846.2	$(0.5)	$963.7

See accompanying notes to consolidated financial statements.

KANSAS CITY SOUTHERN

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of the Business

Kansas City Southern (“KCS” or the “Company”) is a Delaware corporation that was initially organized in 1962 as Kansas City Southern Industries, Inc. In 2002, the Company formally changed its name to Kansas City Southern. KCS is a holding company with principal operations in rail transportation. KCS’s principal subsidiaries and affiliates, which are reported under one business segment, include the following:

•	The Kansas City Southern Railway Company (“KCSR”), a wholly-owned subsidiary of KCS;

•	Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. (“Grupo TFM”), a 46.6% owned unconsolidated affiliate of KCSR. Grupo TFM owns 80% of the stock of TFM, S.A. de C.V. (“TFM”). TFM wholly-owns Mexrail, Inc. (“Mexrail”). Mexrail wholly-owns The Texas-Mexican Railway Company (“Tex-Mex”);

•	Southern Capital Corporation, LLC (“Southern Capital”), a 50% owned unconsolidated affiliate of KCSR that leases locomotive and rail equipment to KCSR;

•	Panama Canal Railway Company (“PCRC”), an unconsolidated affiliate of which KCSR indirectly owns 50% of the common stock. PCRC owns all of the common stock of Panarail Tourism Company (“Panarail”).

KCS, along with its principal subsidiaries and joint ventures, owns and operates a rail network that links key commercial and industrial markets in the United States and Mexico. The Company also has a strategic alliance with the Canadian National Railway Company (“CN”) and Illinois Central Corporation (“IC”) (collectively “CN/IC”) and other marketing agreements, which provide the ability for the Company to expand its geographic reach.

KCS’s rail network, including its joint ventures, strategic alliances and marketing agreements, connects shippers in the midwestern and eastern regions of the United States, including shippers utilizing Chicago, Illinois and Kansas City, Missouri—the two largest rail centers in the United States—with the largest industrial centers of Canada and Mexico, including Toronto, Edmonton, Mexico City and Monterrey. KCS’s rail system, through its core network, strategic alliances and marketing agreements, interconnects with all Class I railroads in North America.

KCSR, which owns and operates one of seven Class I railroads (railroads with annual revenues of at least $272.0 million) in the United States, is comprised of approximately 3,100 miles of main and branch lines and approximately 1,250 miles of other tracks in a ten-state region that includes Missouri, Kansas, Arkansas, Oklahoma, Mississippi, Alabama, Tennessee, Louisiana, Texas and Illinois. KCSR, which traces its origins to 1887, offers the shortest north/south rail route between Kansas City and several key ports along the Gulf of Mexico in Louisiana, Mississippi and Texas. Additionally, KCSR, in conjunction with the Norfolk Southern Railway Company (“Norfolk Southern”), operates the most direct rail route (referred to as the “Meridian Speedway”), between the Atlanta, Georgia and Dallas, Texas rail gateways, for rail traffic moving between the southeast and southwest regions of the United States. The Meridian Speedway also provides eastern shippers and other U.S. and Canadian railroads with an efficient connection to Mexican markets. KCSR’s rail route also serves the east/west route linking Kansas City with East St. Louis and Springfield, Illinois. Further, KCSR has limited haulage rights between Springfield and Chicago that allow for shipments that originate or terminate on the former Gateway Western’s rail lines. These lines also provide access to East St. Louis and allow rail traffic to avoid the St. Louis, Missouri terminal. KCSR’s geographic reach enables service to a customer base that includes, among others, electric generating utilities, which use coal, and a wide range of companies in the chemical and petroleum, agricultural and mineral, paper and forest, and automotive and intermodal markets.

The Company’s rail network links directly to major trading centers in Mexico through TFM and Tex-Mex. TFM operates a railroad of approximately 2,650 miles of main and branch lines running from the U.S./Mexican border at Laredo, Texas to Mexico City and serves most of Mexico’s principal industrial cities and three of its major shipping ports. TFM also owns all of Mexrail, which in turn wholly-owns Tex-Mex. Tex-Mex operates approximately 160 miles of main and branch lines between Laredo and the port city of Corpus Christi, Texas. TFM, through its concession with the Mexican government, has the right to control and operate the southern half of the rail-bridge at Laredo and, indirectly through its ownership of Mexrail, owns the northern half of the rail-bridge at Laredo, which spans the Rio Grande River between the United States and Mexico. Laredo is the principal international gateway where more than 50% of all rail and truck traffic between the United States and Mexico crosses the border.

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

Use of Estimates. The accounting and financial reporting policies of the Company conform with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management reviews its estimates, including those related to the recoverability and useful lives of assets, as well as liabilities for litigation, environmental remediation, casualty claims, and income taxes. Changes in facts and circumstances may result in revised estimates. Actual results could differ from those estimates.

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

Properties and Depreciation. Properties are stated at cost. Additions and renewals, including those on leased assets that increase the life or utility of the asset are capitalized and all properties are depreciated over the estimated remaining life or lease term of such assets, whichever is shorter. Depreciation for railway operating assets is derived using the group-life method. This method classifies similar assets by equipment or road type and depreciates these assets as a whole. Ordinary maintenance and repairs are charged to expense as incurred.

The cost of transportation equipment and road property normally retired, less salvage value, is charged to accumulated depreciation. The cost of industrial and other property retired, and the cost of transportation property abnormally retired, together with accumulated depreciation thereon, are eliminated from the property accounts and the related gains or losses are reflected in net income. Gains recognized on the sale or disposal of operating properties that were reflected in operating income were $5.9 million, $3.1 million and $5.8 million in 2003, 2002 and 2001, respectively. Gains or losses recognized on the sale of non-operating properties reflected in other income were $0.3 million and $7.4 million in 2003 and 2002, respectively. Gains or losses recognized on the sale of non-operating properties reflected in other income were not significant in 2001.

Depreciation is computed using group straight-line rates for financial statement purposes. The Surface Transportation Board (“STB”) approves the depreciation rates used by KCSR. KCSR periodically evaluates depreciation rates for properties and equipment and implements approved rates. Depreciation for other consolidated subsidiaries is computed based on the asset value in excess of estimated salvage value using the straight-line method over the estimated useful lives of the assets.

Accelerated depreciation is used for income tax purposes. The weighted-average annual depreciation rates for financial statement purposes are:

Road and structures	3%
Rolling stock and equipment	3%
Other equipment	2%
Computer software	9%
Capitalized leases	6%

Long-lived assets. The Company evaluates the recoverability of its operating properties when there is an indication that an asset value has been impaired. The measurement of possible impairment is based primarily on the ability to recover the carrying value of the asset from expected future operating cash flows related to the assets on an undiscounted basis.

Casualty Claims. Casualty claims in excess of self-insurance levels are insured up to certain coverage amounts, depending on the type of claim. The Company’s casualty liability reserve is based on a study by an independent third party actuarial firm performed on an undiscounted basis. The reserve is based on claims filed and an estimate of claims incurred but not yet reported. While the ultimate amount of claims incurred is dependent on various factors, it is management’s opinion that the recorded liability is a reasonable estimate of aggregate future claims. Adjustments to the liability will be reflected as operating expenses in the period in which the adjustments are known. For other occupational injury claims, an assessment is made on a case-by-case basis and a liability is established when management determines that it is probable and reasonably estimable.

Computer Software Costs. Costs incurred in conjunction with the purchase or development of computer software for internal use are capitalized. Costs incurred in the preliminary project stage, as well as training and maintenance costs, are expensed as incurred. Direct and indirect costs associated with the application development stage of internal use software are capitalized until such time that the software is substantially complete and ready for its intended use. Capitalized costs are amortized on a straight-line basis over the useful life of the software. As of December 31, 2003 and 2002, a total of approximately $59.7 million and $58.0 million, respectively, was capitalized (including a total of approximately $5.9 million of capitalized interest costs for each of 2003 and 2002, respectively) for the transportation operating system, management control system (“MCS”), which was implemented in July, 2002.

Goodwill and other intangible assets. Effective January 1, 2002, the Company implemented Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 provides, among other things, that goodwill with an indefinite life shall no longer be amortized, but shall be evaluated for impairment on an annual basis. The transitional disclosures are presented in the table below. During the year ended December 31, 2002, the Company’s goodwill decreased primarily due to the sale of Mexrail to TFM.

	Year Ended December 31,
	2003	2002	2001
Reported net income	$12.2	$57.2	$30.7
Add back: Goodwill amortization	—	—	0.6

Adjusted net income	$12.2	$57.2	$31.3

Reported diluted earnings per share—net income	$0.10	$0.91	$0.50
Add back: Goodwill amortization	—	—	0.01

Adjusted diluted earnings per share—net income	$0.10	$0.91	$0.51

Fair Value of Financial Instruments. The Company’s financial instruments include cash and cash equivalents, accounts receivable, lease and contract receivables, accounts payable and long-term debt.

The financial statement carrying value of the Company’s cash equivalents approximates fair value due to their short-term nature. Carrying value approximates fair value for all financial instruments with six months or less to re-pricing or maturity and for financial instruments with variable interest rates. The Company estimates the fair value of long-term debt based upon borrowing rates available at the reporting date for indebtedness with similar terms and average maturities. Based upon the borrowing rates currently available to the Company and its subsidiaries for indebtedness with similar terms and average maturities, the fair value of long-term debt was approximately $558 million and $617 million at December 31, 2003 and 2002, respectively. The financial statement carrying value was $523 million and $583 million at December 31, 2003 and 2002, respectively.

Derivative Instruments. Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended, requires that derivatives be recorded on the balance sheet as either assets or liabilities measured at fair value. Changes in the fair value of derivatives are recorded either through current earnings or as other comprehensive income, depending on the type of hedge transaction. Gains and losses on the derivative instrument reported in other comprehensive income are reclassified into earnings in the periods in which earnings are impacted by the variability of the cash flow of the hedged item. The ineffective portion of all hedge transactions is recognized in current period earnings.

KCS adopted the provisions of SFAS 133, as amended, effective January 1, 2001. As a result of the change in the method of accounting for derivative instruments, the Company recorded an after-tax charge to earnings of $0.4 million in the first quarter of 2001. This charge is presented as a cumulative effect of an accounting change in the accompanying financial statements and represents the ineffective portion of certain interest rate cap agreements. In 2002, these interest rate cap agreements expired with no significant effect on earnings.

Income Taxes. Deferred income tax effects of transactions reported in different periods for financial reporting and income tax return purposes are recorded under the liability method of accounting for income taxes. This method gives consideration to the future tax consequences of the deferred income tax items and immediately recognizes changes in income tax laws upon enactment.

Grupo TFM provides deferred income taxes for the difference between the financial reporting and income tax bases of its assets and liabilities. The Company records its proportionate share of these income taxes through its equity in Grupo TFM’s earnings. As of December 31, 2003, the Company had not provided deferred income taxes for the temporary difference between the financial reporting basis and income tax basis of its investment in Grupo TFM because Grupo TFM is a foreign corporate joint venture that is considered permanent in duration, and the Company does not expect the reversal of the temporary difference to occur in the foreseeable future.

Changes of Interest in Subsidiaries and Equity Investees. A change of the Company’s interest in a subsidiary or equity investee resulting from the sale of the subsidiary’s or equity investee’s stock is generally recorded as a gain or loss in the Company’s net income in the period that the change of interest occurs. If an issuance of stock by the subsidiary or affiliate is from treasury shares on which gains have been previously recognized, however, KCS will record the gain directly to its equity and not include the gain in net income. A change of interest in a subsidiary or equity investee resulting from a subsidiary’s or equity investee’s purchase of its stock increases the Company’s ownership percentage of the subsidiary or equity investee. The Company records this type of transaction under the purchase method of accounting, whereby any excess of fair market value over the net tangible and identifiable intangible assets is recorded as goodwill.

Treasury Stock. The excess of par over cost of the preferred shares held in Treasury is credited to paid in capital. Common shares held in Treasury are accounted for as if they were retired and the excess of cost over par value of such shares is charged to paid in capital.

Stock Plans. Proceeds received from the exercise of stock options or subscriptions are credited to the appropriate stockholders’ equity accounts in the year exercised.

Pursuant to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), compensation expense is recognized ratably over the option vesting period to the extent that an option exercise price is less than the market price of the stock at the date of grant. Because KCS’s practice is to set the option exercise price equal to the market price of the stock at date of grant, no compensation expense is recognized for financial reporting purposes.

The FASB issued Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) in October 1995. This statement allows companies to continue under the approach set forth in APB 25 for recognizing stock-based compensation expense in the financial statements, but encourages companies to adopt the fair value method of accounting for employee stock options. Under SFAS 123, companies must either record compensation expense based on the estimated grant date fair value of stock options granted or disclose the impact on net income as if they had adopted the fair value method (for grants subsequent to December 31, 1994). If KCS had measured compensation cost for the KCS stock options granted to its employees and shares subscribed by its employees under the KCS employee stock purchase plan, under the fair value based method prescribed by SFAS 123, net income and earnings per share would have been as follows:

	2003	2002	2001
Net income (in millions):
As reported	$12.2	$57.2	$30.7
Total stock-based compensation expense determined under fair value method, net of income taxes	(1.8)	(1.7)	(4.0)

Pro forma	10.4	55.5	26.7
Earnings per Basic share:
As reported	$0.10	$0.94	$0.52
Pro forma	0.07	0.92	0.45
Earnings per Diluted share:
As reported	$0.10	$0.91	$0.50
Pro forma	0.07	0.88	0.43

All shares held in the Employee Stock Ownership Plan (“ESOP”) are treated as outstanding for purposes of computing the Company’s earnings per share. See additional information on the ESOP in Note 8.

Earnings Per Share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if convertible securities and stock options were converted into common stock or exercised. The following is a reconciliation from the weighted average shares used for the basic earnings per share computation to the diluted earnings per share computation for the three years ended December 31, 2003 (in thousands):

	2003	2002	2001
Basic shares	61,725	60,336	58,598
Dilutive effect of stock options	—	1,982	2,386
Dilutive effect of convertible preferred stock	—	—	—

Diluted shares	61,725	62,318	60,984

Shares excluded from diluted computation	261	321	97

For the year ended December 31, 2003, 8,926,080 potential dilutive shares related to the $1 par, 4.25% Redeemable Cumulative Convertible Perpetual Preferred Stock, Series C (“Convertible Preferred Stock”) and 1,356,879 potential dilutive shares related to stock options were excluded from the computation of diluted earnings per share because the inclusion of these shares would have been anti-dilutive to earnings per share. For the years ended December 31, 2003, 2002 and 2001, 261,093, 320,687 and 97,357 shares, respectively, related to stock options were excluded from the calculation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares.

The only adjustment that currently affects the numerator of the Company’s diluted earnings per share computation is preferred dividends. During 2003, preferred dividends of $5.9 million were deducted from net income to calculate basic earnings per share. Additionally, because the potentially dilutive shares relating to the Convertible Preferred Stock were anti-dilutive, these convertible preferred dividends ($5.7 million earned during 2003) were also deducted from net income to calculate diluted earnings per share. Preferred dividends deducted from net income in each of 2002 and 2001 were $0.2 million related to the $25 par, 4% noncumulative preferred stock.

Postretirement benefits. The Company provides certain medical, life and other postretirement benefits to certain retirees. The costs of such benefits are expensed over the estimated period of employment.

Environmental liabilities. The Company records liabilities for remediation and restoration costs related to past activities when the Company’s obligation is probable and the costs can be reasonably estimated. Costs of ongoing compliance activities related to current operations are expensed as incurred.

New Accounting Pronouncements.

SFAS 143

KCS adopted Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). Under SFAS 143, the fair value of a liability for an asset retirement obligation must be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. KCSR, along with other Class I railroads, depreciates track structure (rail, ties, and other track material) in accordance with regulations promulgated by the STB. These regulations require KCSR to depreciate track structure to a net salvage value (gross estimated salvage value less estimated costs to remove the track structure at the end of its useful life). For certain track structure such as ties, with little or no gross salvage value, this practice ultimately results in depreciating an asset below a value of zero, and thus, in effect, results in recording a liability. Under the requirements of SFAS 143, in the absence of a legal obligation to remove the track structure, such accounting practice is prohibited. The Company adopted the provisions of SFAS 143 in the first quarter of 2003, and, as a result, reviewed its depreciation of track structures to determine instances where the depreciation of removal costs has resulted or would be expected (based on the current depreciation rate) to result in the depreciation of an asset below zero when considering net salvage value. As a result of this review, the Company estimated the excess depreciation recorded on such assets and recorded this amount as a reduction in accumulated depreciation of $14.5 million and as a cumulative effect of an accounting change of $8.9 million (net of taxes of $5.6 million) as required by SFAS 143 in the first quarter of 2003. Additionally, depreciation rates applied to certain track structure elements that were previously yielding a negative salvage value have been modified to comply with the provisions of SFAS 143. For the year ended December 31, 2003, this resulted in a reduction in depreciation expense of approximately $1.4 million.

A summary of the pro forma net income and earnings per share had SFAS 143 been applied retroactively is as follows:

	2003	2002	2001
Net income (in millions)
As reported	$12.2	$57.2	$30.7
Pro forma	$3.3	$58.6	$32.0
Earnings per Basic share:
As reported	$0.10	$0.94	$0.52
Pro forma	$(0.04)	$0.97	$0.54
Earnings per Diluted share:
As reported	$0.10	$0.91	$0.50
Pro forma	$(0.04)	$0.94	$0.52

FIN 45

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 provides guidance on the accounting and disclosure requirements relating to the issuance of certain types of guarantees and requires the guarantor to recognize at the inception of a guarantee a liability for the fair value of the potential obligation. The provisions for the initial recognition and measurement of guarantees are effective prospectively for all guarantees issued or modified after December 31, 2002. See Note 3 and Note 9 for disclosures of guarantees.

FIN 46 (revised)

In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”). FIN 46R, clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain variable interest entities by providing guidance on how a business entity should evaluate whether it has controlling financial interest in an entity through means other than voting rights and how the entity should be consolidated. FIN 46R replaces Interpretation No. 46 “Consolidation of Variable Interest Entities,” which was issued in January 2003. The Company adopted FIN 46R effective for the year ended December 31, 2003. The Company performed an assessment of its equity method investments in Southern Capital and PCRC for any potential impact this interpretation may have on its accounting for these entities as equity investments. The adoption of FIN 46R had no material impact on the Company’s accounting for its investment in Southern Capital or PCRC since, at inception, these entities had sufficient funding and capital.

Significant Customer. Southwestern Electric Power Company (“SWEPCO”), a subsidiary of American Electric Power, Inc., is the Company’s only customer that accounted for more than 10% of revenues during the years ended December 31, 2002 and 2001, respectively. Revenues related to SWEPCO during these periods were $64.7 million and $75.9 million, respectively. During 2003, revenues related to SWEPCO were $57.2 million, representing approximately 9.8% of the Company’s revenues.

Note 3. Investments

Investments, including investments in unconsolidated affiliates, are as follows (in millions):

Company Name	Percentage Ownership as of December 31, 2003		Carrying Value
			2003	2002
Grupo TFM	46.6%		$392.1	$380.1
Southern Capital	50%		28.0	24.9
PCRC	50	%(a)	4.5	7.5
Other			18.1	10.6

			$442.7	$423.1

(a)	The Company owns 50% of the outstanding voting common stock of PCRC.

GRUPO TFM

In June 1996, the Company and Transportacion Maritima Mexicana, S.A. de C.V. (“TMM”—now Grupo TMM ) formed Grupo TFM to participate in the privatization of the Mexican railroad system. In December 1996, the Mexican government awarded Grupo TFM the right to acquire an 80% interest (representing 100% of the shares with unrestricted voting rights) in TFM for approximately 11.072 billion Mexican pesos (approximately $1.4 billion based on the U.S. dollar/Mexican peso exchange rate on the award date). TFM holds a 50-year concession (with the option of a 50-year extension subject to certain conditions) to operate approximately 2,650 miles of track that directly links Mexico City and Monterrey (as well as Guadalajara through trackage rights) with the ports of Lazaro Cardenas, Veracruz and Tampico and the Mexican/United States border crossings of Nuevo Laredo-Laredo, Texas and Matamoros-Brownsville, Texas. TFM’s route network provides a connection to the major industrial and population areas of Mexico from the United States. TFM interchanges traffic with Tex-Mex and the Union Pacific Railroad Company (“UP”) at Laredo, Texas.

The Company and Grupo TMM exercised their call option and, on July 29, 2002, completed the purchase of the Mexican government’s 24.6% ownership of Grupo TFM. The Mexican government’s ownership interest of Grupo TFM was purchased by TFM for a purchase price of $256.1 million, utilizing a combination of proceeds from an offering by TFM of debt securities, a credit from the Mexican government for the reversion of certain rail facilities and other resources. This transaction resulted in an increase in the Company’s ownership percentage of Grupo TFM from 36.9% to approximately 46.6%. The purchase price was calculated by accreting the Mexican government’s initial investment of approximately $199 million from the date of the Mexican government’s investment through the date of the purchase, using the interest rate on one-year U.S. Treasury securities.

At December 31, 2003, the Company’s investment in Grupo TFM was approximately $392.1 million. The Company’s interest in Grupo TFM is approximately 46.6%, with Grupo TMM owning approximately 48.5% and the remaining 4.9% is owned indirectly by the Mexican government through its 20% ownership of TFM. The Company has a management services agreement with Grupo TFM to provide certain consulting and management services. As of December 31, 2003 and 2002, $1.3 million and $2.4 million, respectively, is reflected as an account receivable in the Company’s consolidated balance sheet related to this management service agreement. Total management fees billed to Grupo TFM were $1.3 million, $1.2 million and $1.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. The Company accounts for its investment in Grupo TFM under the equity method. Additionally, the Company has an account receivable of $4.9 million and $0.8 million as of December 31, 2003 and 2002, respectively, from Tex-Mex related to certain materials and services provided in the normal course of operations. Total amounts billed to Tex-Mex were $4.7 million, $1.9 million and $1.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company is party to certain agreements with Grupo TMM covering Grupo TFM, which contains “change of control” provisions, provisions intended to preserve the Company’s and Grupo TMM’s proportionate ownership of the venture, and super majority provisions with respect to voting on certain significant transactions. Such agreements also provide a right of first refusal in the event that either party initiates a divestiture of its equity interest in Grupo TFM. Under certain circumstances, such agreements could affect the Company’s ownership percentage and rights in these equity affiliates.

The May 1997 shareholders agreement between KCS and Grupo TMM and certain affiliates (1) restricted each of the parties to the shareholders agreement from directly or indirectly transferring any interest in Grupo TFM or TFM to a competitor of Grupo TFM or TFM without the prior written consent of each of the parties, and (2) provided that KCS and Grupo TMM may not transfer control of any subsidiary holding all or any portion of shares of Grupo TFM to a third party, other than an affiliate of the transferring party or another party to the shareholders agreement, without the consent of the other parties to the shareholders agreement. The shareholders agreement required that the boards of directors of Grupo TFM and TFM be constituted to reflect the parties’ relative ownership of the ordinary voting common stock of Grupo TFM.

Proposed Acquisition of Grupo TFM from Grupo TMM. On April 20, 2003, the Company entered into an agreement with Grupo TMM and other parties (the “Acquisition Agreement”), under which KCS ultimately would acquire control of TFM through the purchase of shares of common stock of Grupo TFM (the “Acquisition”). Grupo TFM holds an 80% economic interest in TFM and all of the shares of stock with full voting rights of TFM. The remaining 20% economic interest in TFM is owned by the Mexican government in the form of shares with limited voting rights. KCS currently owns a 46.6% economic interest in Grupo TFM and 49.0% of the shares of common stock of Grupo TFM entitled to full voting rights. The Acquisition Agreement and other related agreements were designed to, following KCS shareholder approval and regulatory approval, place KCSR, Tex-Mex, Gateway Eastern Railway Company (“Gateway Eastern”) and TFM, under the common control of a single transportation holding company, NAFTA Rail, to be headquartered in Kansas City, Missouri. As part of the Acquisition, subject to KCS shareholder approval, KCS is expected to change its name to NAFTA Rail. See “Dispute over Acquisition Agreement” below.

Upon the terms and subject to the conditions of the Acquisition Agreement, TMM Multimodal, S.A. de C.V., a subsidiary of Grupo TMM, would receive 18 million shares of Class A Convertible Common Stock of the Company, representing, at the time of the Acquisition Agreement, approximately 22% (20% voting, 2% subject to voting restrictions) of the Company, $200 million in cash (with the option to pay up to $80 million of the $200 million cash component due at closing to Grupo TMM with up to 6.4 million additional shares of Company stock) and a potential incentive payment of between $100 million and $180 million based on the resolution of certain future contingencies related to the value added tax lawsuit and the purchase of the Mexican government’s interest in TFM. See “Value Added Tax (“VAT”) Lawsuit and VAT Contingency Payment under the Acquisition Agreement” below.

In connection with the Acquisition, KCS would enter into a consulting agreement with a consulting company organized by Jose Serrano, Chairman of the Board of Grupo TMM, Grupo TFM and TFM, pursuant to which it would provide consulting services to KCS in connection with the portion of the business of KCS in Mexico for a period of three years. As consideration for these services, the consulting company would receive an annual fee of $600,000 per year and a grant of 2,100,000 shares of restricted stock of KCS. The restricted stock would vest over a period of time subject to certain conditions. The consulting agreement may be extended for an additional year at the option of KCS, upon delivery of an additional 525,000 shares of common stock. The consulting agreement also provides for up to an additional 1,350,000 common shares to be issued contingent upon the achievement of certain objectives. The restricted stock issued and the cash fee would likely be accounted for as compensation expense in the consolidated financial statements of KCS.

The common control of KCSR and Tex-Mex under NAFTA Rail requires approval of the United States Department of Justice (“Department of Justice”) and the Surface Transportation Board (“STB”) in the

United States. Additionally, the acquisition of Grupo TFM shares by NAFTA Rail requires the approval of Mexico’s Competition Commission and the Mexican National Foreign Investments Commission in Mexico.

KCS’s solicitation for permission as a foreign investor to control TFM, through Grupo TFM, was filed with the Mexican National Foreign Investments Commission on April 25, 2003. On August 27, 2003, KCS announced that it received notice from the Mexican National Foreign Investments Commission of that Commission’s decision to close the proceeding with respect to KCS’s application to acquire control of Grupo TFM and, through Grupo TFM, of TFM, without prejudice to refile in the event the dispute is resolved between KCS and Grupo TMM over whether the Acquisition Agreement remains in effect.

KCS’s Notification with respect to the acquisition of the Grupo TFM shares was filed with the Mexican Competition Commission on April 21, 2003. KCS has received formal written notice that the Mexican Competition Commission has approved the proposed consolidation, without conditions. On September 26, 2003, KCS announced this approval was extended for an additional 180 days. As a procedural matter, the Executive Secretary of the Mexican Competition Commission declined to provide an additional extension, consistent with past practice. KCS intends to seek renewed authority at the appropriate time.

On August 1, 2003, the Company announced that the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR”) for the proposed Acquisition had expired without a formal request from the Department of Justice for additional information of documentary material, allowing KCS and Grupo TMM to consummate the transaction without any further delays that could have resulted from requests for additional information by the Department of Justice under U.S. antitrust laws. Under the HSR process, the Department of Justice had thirty days after notice was filed to issue a “second request” asking for various documents and information from the HSR parties. The waiting period officially expired on July 31, 2003, without action by the Department of Justice.

As of December 31, 2003, costs of approximately $9.3 million related to the Acquisition have been deferred and are reported as “other assets” in the accompanying consolidated balance sheets.

KCS and Grupo TMM are in dispute over Grupo TMM’s attempt to terminate the Acquisition Agreement as discussed below.

Dispute over Acquisition Agreement. On August 18, 2003, Grupo TMM shareholders voted not to approve the sale of Grupo TMM’s interests in Grupo TFM to KCS. On August 23, 2003, Grupo TMM sent a notice to KCS claiming to terminate the Acquisition Agreement because the Grupo TMM shareholders had failed to approve the Acquisition Agreement.

On August 29, 2003, KCS delivered to Grupo TMM a formal Notice of Dispute, pursuant to the Acquisition Agreement. This initiated an informal 60-day negotiation period between the parties. The parties were unable to resolve the dispute within that period of time. On August 29, 2003, KCS filed a complaint in the Delaware Chancery Court alleging that Grupo TMM had breached the Acquisition Agreement and seeking a preliminary injunction requiring Grupo TMM not to take any action in violation of the terms of the Acquisition Agreement. KCS’s position has been and remains that the Acquisition Agreement does not provide that a negative shareholder vote by Grupo TMM shareholders is a basis for termination. KCS maintains that the Acquisition Agreement is still valid and remains in effect until at least December 31, 2004 (unless otherwise validly terminated in accordance with its terms).

On September 2, 2003, the Company filed in the Delaware Court of Chancery a motion for a preliminary injunction to preserve the parties’ positions while KCS seeks to resolve its dispute over Grupo TMM’s attempt to terminate the Acquisition Agreement. On October 28, 2003, Chancellor William B. Chandler III of the Delaware Court of Chancery entered a written order granting KCS’s motion seeking a preliminary injunction to preserve the parties’ positions pending resolution of KCS’s dispute with Grupo TMM.

On October 31, 2003, KCS initiated binding arbitration in accordance with the terms of the Acquisition Agreement by serving an Arbitration Demand on Grupo TMM and the American Arbitration Association. In its Arbitration Demand, KCS seeks a determination that the Acquisition Agreement is in full force and effect, specific performance of the Acquisition Agreement, and damages for Grupo TMM’s breach of the terms of the Acquisition Agreement and failure to negotiate in good faith during the 60-day negotiation period. By the agreement of the parties, the arbitration has been bifurcated. The first stage of the arbitration only addressed the question of whether Grupo TMM’s purported negative shareholder vote gave Grupo TMM the right to terminate the Acquisition Agreement. On March 22, 2004, the Company announced that the panel of the American Arbitration Association International Center for Dispute Resolution hearing the dispute between the Company and Grupo TMM issued its interim award on March 19, 2004 finding that the Acquisition Agreement remains in force and is binding on KCS and Grupo TMM in accordance with its terms. The arbitration panel concluded that the rejection of the Acquisition Agreement by Grupo TMM’s shareholders did not authorize Grupo TMM’s purported termination of the Acquisition Agreement. The Company and Grupo TMM will now move on to the second phase of the arbitration, which will decide the remaining issues, including remedies and damages.

On January 6, 2004, KCS announced that in a ruling by the Delaware Court of Chancery regarding a motion to enforce injunction and hold Grupo TMM in contempt in the dispute between KCS and Grupo TMM over the Acquisition Agreement, the court held Grupo TMM in contempt of court for taking actions inconsistent with the court’s October 28, 2003 order discussed above. The court held that by Grupo TMM causing its subsidiary Grupo TFM to revoke powers of attorney requiring the signature of a KCS representative for transactions in excess of $2.5 million and in granting new powers of attorney to Grupo TMM directors, Jose Serrano and Mario Mohar to act on behalf of the company, Grupo TMM violated provisions of the Acquisition Agreement. The previous order of the court required Grupo TMM to cause Grupo TFM to conduct its business in accordance with past practices and not to directly or indirectly amend its organizational documents. The court ordered Grupo TMM to take the actions necessary to revoke the new powers of attorney, to re-enact the original powers of attorney, and to pay KCS its costs and attorneys fees for bringing the motion for contempt.

Mexican Government’s Put Rights With Respect to TFM Stock. The Mexican government has the right to compel the purchase of its 20% interest in TFM (referred to as the “Put”) by Grupo TFM following notification by the Mexican government in accordance with the terms of the applicable agreements. Upon exercise of the Put, Grupo TFM would be obligated to purchase the TFM capital stock at the initial share price paid by Grupo TFM adjusted for interest and inflation. Prior to October 30, 2003, Grupo TFM filed suit in the Federal District Court of Mexico City seeking, among other things, a declaratory judgment interpreting whether Grupo TFM was obligated to honor its obligation under the Put Agreement, as the Mexican government had not made any effort to sell the TFM shares subject to the Put prior to October 31, 2003. In its suit, Grupo TFM named Grupo TMM and KCS as additional interested parties. The Mexican government has provided Grupo TFM with notice of its intention to sell its interest in TFM. Grupo TFM has responded to the Mexican government’s notice reaffirming its right and interest in purchasing the Mexican government’s remaining interest in TFM, but also advising the Mexican government that it would not take any action until its lawsuit seeking a declaratory judgment was resolved. Grupo TFM has received an injunction, which blocks the Mexican government from exercising the Put. Following the resolution of the lawsuit in Mexico or the lifting of this injunction, in the event that Grupo TFM does not purchase the Mexican government’s 20% interest in TFM, Grupo TMM and KCS, or either of Grupo TMM or KCS alone, would, following notification by the Mexican government in accordance with the terms of the applicable agreements, be obligated to purchase the Mexican government’s remaining interest in TFM. Based upon public disclosures made by Grupo TMM, it is not in a position to make this purchase. If the Acquisition is completed prior to the purchase of the Mexican government’s interest in TFM, KCS will be solely responsible for purchasing the Mexican government’s 20% interest in TFM. If KCS had been required to purchase this interest as of December 31, 2003, the total purchase price would have been approximately $467.7 million.

Value Added Tax (“VAT”) Lawsuit and VAT Contingency Payment under the Acquisition Agreement. The VAT lawsuit (“VAT Claim”), which has been pending in the Mexican courts since 1997, arose out of the Mexican Treasury’s delivery of a VAT credit certificate to a Mexican governmental agency rather than to TFM. The face value of the VAT credit at issue is 2,111,111,790 pesos or approximately $192 million in U.S. dollars, based on current exchange rates. The amount of any recovery would, in accordance with Mexican law, reflect the face value of the VAT credit adjusted for inflation and interest accruals from 1997, with certain limitations.

In September 2002, the Mexican appellate court issued a judgment in favor of TFM on the VAT Claim, vacating a prior judgment of the Mexican Fiscal Court and remanding the case to the Fiscal Court with specific instructions to enter a new decision consistent with the guidance provided by the Mexican appellate court’s ruling. The Mexican appellate court’s ruling required the fiscal authorities to issue the VAT credit certificate only in the name of TFM. On December 6, 2002, the upper chamber of the Fiscal Court issued a ruling denying TFM’s right to receive a VAT refund from the Mexican Federal Government. In June 2003, the Mexican appellate court issued a judgment in favor of TFM against the ruling of the Fiscal Court. The judgment granted TFM constitutional protection against the ruling of the Fiscal Court issued on December 6, 2002 denying TFM’s right to receive the VAT refund. The judgment ordered the Fiscal Court to vacate its December 6, 2002 resolution and to issue a new resolution following the guidelines of the Mexican appellate court’s judgment. The Mexican appellate court found that the VAT refund certificate had not been delivered to TFM, and confirmed the Fiscal Court’s determination that TFM has the right to receive the VAT refund certificate. The Mexican appellate court’s ruling states that the Treasury’s decision denying delivery of the VAT refund certificate to TFM violated the law, and it instructs that the VAT reimbursement certificate be issued to TFM on the terms established by Article 22 of the Federal Fiscal Code in effect at that time. As a result of the Mexican appellate court’s ruling, the case was remanded to the Mexican Fiscal Court. On August 14, 2003, Grupo TMM announced that in a public session held August 13, the Mexican Fiscal Court issued a resolution regarding TFM’s VAT Claim vacating its previous resolution of December 6, 2002, and, in strict compliance with the ruling issued on June 11, 2003 by the Mexican appellate court, resolved that TFM has proved its case, and that a “ficta denial” occurred, declaring such denial null and void as ordered by the Mexican appellate court. On October 3, 2003, Grupo TMM announced that the Tax Attorney of the Mexican government had filed for a review of the ruling.

TFM received, on January 19, 2004, a Special Certificate from the Mexican Federal Treasury in the amount of 2.1 billion pesos as discussed above. The Special Certificate represents the refund of the value added tax paid and may be used by TFM to satisfy any tax liabilities due. The Special Certificate has the same face amount as the VAT refund claimed by TFM. TFM was served on January 20, 2004 with an official letter notifying TFM of the Mexican Government’s findings and conclusions arising from its tax audit of TFM’s 1997 tax returns (“Tax Audit Summary”). In the Tax Audit Summary, the Mexican government notified TFM of its preliminary conclusion that the documentation provided by TFM in support of the VAT refund and TFM’s basis in the concession title, locomotives and rail equipment, and capital leases purchased by TFM’s predecessor in interest, Ferrocarril del Noreste, S.A. de C.V., prior to Grupo TFM’s purchase of 80% of the shares of TFM, do not comply with the formalities required by the applicable tax legislation. If sustained, the conclusions of the Tax Audit Summary would prevent TFM from depreciating the concession title, locomotives and rail equipment, and capital leases that represent the majority of the value of the assets owned by TFM. The Tax Audit Summary also seized the Special Certificate received by TFM on January 19, 2004 from the Mexican Federal Treasury in the amount of 2,111,111,790 pesos, pending resolution of the audit, as a potential asset to be used to satisfy any tax obligations owed by TFM as a result of the audit. TFM has advised that it has, within the time allowed by the Tax Audit Summary, contested the conclusions of the Mexican tax authorities, and it has filed a constitutional appeal against the Tax Audit Summary, alleging that the process followed by the Mexican government violated TFM’s constitutional rights. TFM has also filed a complaint seeking an order that would require the Mexican government to issue a new Special Certificate in the amount of the original VAT refunded, adjusted to reflect interest and penalties from 1997 in accordance with applicable Mexican law and regulations.

In addition, provided the Acquisition has occurred and neither KCS nor any of its subsidiaries has purchased the Mexican government’s TFM shares upon exercise of the Put, KCS will be obligated to pay to Grupo TMM an additional amount (referred to as the “VAT Contingency Payment”) of up to $180 million in cash in the event that the VAT Claim is successfully resolved and the amount received is greater than the purchase price of the Put. If the Acquisition is completed, KCS will assume Grupo TMM’s obligations to make any payment upon the exercise by the Mexican government of the Put and will indemnify Grupo TMM and its affiliates, and their respective officers, directors, employees and shareholders, against obligations or liabilities relating thereto.

Because TFM has not recognized its claim as an asset for financial accounting purposes, any recovery by TFM would likely be recognized by TFM as income thereby favorably impacting the Company’s recognition of its equity in earnings in Grupo TFM. The Company is presently unable to predict the amount or timing of any VAT refund recovery.

Mexrail Transactions. On May 9, 2003, pursuant to the terms of a stock purchase agreement for KCS to acquire control of Mexrail (the “Stock Purchase Agreement”), KCS acquired from Grupo TMM (through its subsidiary TFM) 51% of the shares of Mexrail for approximately $32.7 million. KCS deposited the Mexrail shares into a voting trust pending resolution of KCS’s application to the STB seeking authority to exercise common control over Tex-Mex, KCSR and Gateway Eastern. The Stock Purchase Agreement provided TFM the right to repurchase all of the Mexrail stock acquired by the Company at any time for the purchase price paid by the Company, subject to any STB orders or directions. In August 2003, KCS received a demand from TFM to repurchase those Mexrail shares. In September 2003, the STB issued a decision finding no need to rule on the transfer back to TFM of the 51% interest in Mexrail that KCS acquired. The repurchase of Mexrail by TFM closed on September 30, 2003 returning 100% ownership of Mexrail to TFM and the Stock Purchase Agreement automatically terminated. The repurchase price was $32.7 million; the same price KCS paid TFM in May 2003. The Stock Purchase Agreement, however, provided that in the event TFM reacquired the Mexrail shares from KCS, the parties to the Stock Purchase Agreement intended the terms and conditions of a February 27, 2002 stock purchase agreement under which TFM acquired the Mexrail shares, the Grupo TFM bylaws and the shareholders agreement dated May 1997 to become again valid and fully enforceable against the parties to such agreements.

On February 27, 2002, KCS, Grupo TMM, and certain of Grupo TMM’s affiliates entered into a stock purchase agreement with TFM to sell to TFM all of the common stock of Mexrail. Under the February 27, 2002 stock purchase agreement, KCS retained rights to prevent further sale or transfer of the stock or significant assets of Mexrail and Tex-Mex and the right to continue to participate in the corporate governance of Mexrail and Tex-Mex, which will remain U.S. corporations and subject to KCS’s super majority rights contained in Grupo TFM’s bylaws.

The sale closed on March 27, 2002 and the Company received approximately $31.4 million for its 49% interest in Mexrail. The Company used the proceeds from the sale of Mexrail to reduce debt. Although the Company no longer directly owns 49% of Mexrail, it retains an indirect ownership through its ownership of Grupo TFM. The proceeds from the sale of Mexrail to TFM exceeded the carrying value of the Company’s investment in Mexrail by $11.2 million. The Company recognized a $4.4 million gain on the sale of Mexrail to TFM in the first quarter of 2002, while the remaining $6.8 million of excess proceeds was deferred and is being amortized over 20 years.

STB Review Status. KCS filed with the STB on May 13, 2003 a Railroad Control Application, seeking permission to exercise common control over KCSR, Gateway Eastern and Tex-Mex. On June 9, 2003, the STB issued its decision, effective June 13, 2003, finding that the transaction proposed in KCS’s application is a “minor transaction” under 49 CFR 1180.2(c), although KCS was required to supplement its application as discussed in the decision, to address some of the implications of KCS’s acquisition of control of TFM. KCS filed the supplement on June 23, 2003, as required by the decision. The STB also outlined a procedural schedule for consideration of KCS’s application to exercise common control over KCSR, Gateway Eastern and Tex-Mex. The STB decision set October 17, 2003 as the date by which it would issue its final decision on the merits of the application. On September 23, 2003, the STB entered an order asking all interested parties to file comments by

September 30, 2003 addressing whether “in light of recent developments” the STB should continue with the procedural schedule, which called for a decision on the merits to be issued by October 17, 2003. On September 30, 2003, KCS filed comments with the STB suggesting that STB precedent establishes that the STB has sufficient jurisdiction to rule on control applications even where closing on the underlying transaction has been put in doubt. In the alternative, KCS argued that the matter should be held in abeyance, rather than dismissed, until the arbitration is completed. On October 8, 2003, the STB issued an order suspending the procedural schedule pending a resolution of the uncertainties that surround KCS’s efforts to acquire control of Tex-Mex, and requiring KCS to file status reports regarding developments in its efforts to acquire control of TFM and Tex-Mex. In accordance with the STB’s order, KCS filed its first status report on November 3, 2003, and a follow-up status report was filed on February 2, 2004.

SOUTHERN CAPITAL

In 1996, the Company and GATX Capital Corporation (“GATX”) completed a transaction for the formation and financing of a joint venture, Southern Capital, to perform certain leasing and financing activities. Southern Capital’s principal operations are the acquisition of locomotives, rolling stock and other railroad equipment and the leasing thereof to the Company. The Company holds a 50% interest in Southern Capital, which it accounts for using the equity method of accounting.

Concurrent with the formation of this joint venture, the Company entered into operating leases with Southern Capital for substantially all the locomotives and rolling stock contributed or sold to Southern Capital at rental rates which management believes reflected market conditions at that time. KCSR paid Southern Capital $35.3 million, $28.7 million and $28.8 million under these operating leases in 2003, 2002 and 2001, respectively. In connection with the formation of Southern Capital, the Company received cash that exceeded the net book value of assets contributed to the joint venture by approximately $44.1 million. Accordingly, this excess fair value over book value is being recognized as a reduction in lease rental expense over the terms of the leases (approximately $4.5 million, $4.5 million and $4.4 million in 2003, 2002 and 2001, respectively). During 2001, the Company received dividends of $3.0 million from Southern Capital. No dividends were received from Southern Capital during 2003 or 2002.

During 2001, Southern Capital refinanced its five-year credit facility, which was scheduled to mature on October 19, 2001, with a one-year bridge loan for $201 million. On June 25, 2002, Southern Capital refinanced the outstanding balance of this bridge loan through the issuance of approximately $167.6 million of 5.7% pass through trust certificates and proceeds from the sale of 50 locomotives. Of this amount, $104.0 million is secured by all of the locomotives and rolling stock owned by Southern Capital (other than the 50 locomotives, which were sold, as discussed below) and rental payments payable by KCSR under the operating and financing leases of the equipment owned by Southern Capital. Payments of interest and principal of the pass through trust certificates, which are due semi-annually on June 30 and December 30 commencing on December 30, 2002 and ending on June 30, 2022, are insured under a financial guarantee insurance policy by MBIA Insurance Corporation. KCSR leases or subleases all of the equipment securing the pass through certificates.

The remaining amount of Certificates, $63.6 million, was assigned to General Electric Corporation (“GE”), the buyer of the 50 locomotives, and is secured by the sold locomotives. Southern Capital does not have the option, nor is it obligated to repurchase or redeem the lease receivable or related equipment on or prior to the expiration of the lease agreement entered into with KCSR at the time of the sale. Southern Capital does not guarantee the lease payments of KCSR and has no obligation to make such payments if KCSR should fail to do so. In the event of a default by KCSR, a third party insurance company, MBIA, guarantees the outstanding debt and may seize the collateralized assets, or find a third party lessee to continue making the rental payments to satisfy the debt requirements.

PANAMA CANAL RAILWAY COMPANY

In January 1998, the Republic of Panama awarded PCRC, a joint venture between KCSR and Mi-Jack Products, Inc. (“Mi-Jack”), the concession to reconstruct and operate the Panama Canal Railway, a 47-mile railroad located adjacent to the Panama Canal, that provides international shippers with a railway transportation option to complement the Panama Canal. The Panama Canal Railway, which traces its origins back to the late 1800’s, is a north-south railroad traversing the Panama isthmus between the Pacific and Atlantic Oceans. The railroad has been reconstructed and it resumed freight operations on December 1, 2001. Panarail operates and promotes commuter and tourist passenger service over the Panama Canal Railway. Passenger service started during July 2001.

As of December 31, 2003, the Company has invested approximately $21.0 million toward the reconstruction and operations of the Panama Canal Railway. This investment is comprised of $12.9 million of equity and $8.1 million of subordinated loans. These loans carry a 10% interest rate and are payable on demand, subject to certain restrictions.

In November 1999, PCRC completed the financing arrangements for this project with the International Finance Corporation (“IFC”), a member of the World Bank Group. The financing is comprised of a $5 million investment by the IFC and senior loans through the IFC in an aggregate amount of up to $45 million. Additionally, PCRC has $3.5 million of equipment loans and other capital leases totaling $3.0 million. The IFC’s investment of $5 million in PCRC is comprised of non-voting preferred shares which pay a 10% cumulative dividend. Under the terms of the loan agreement with IFC, the Company is a guarantor for up to $5.6 million of the associated debt. Also if PCRC terminates the concession contract without the IFC’s consent, the Company is a guarantor for up to 50% of the outstanding senior loans. The Company is also a guarantor for up to $1.8 million of the equipment loans and approximately $100,000 relating to the other capital leases. The cost of the reconstruction totaled approximately $80 million.

Financial Information. Financial information of unconsolidated affiliates that the Company and its subsidiaries accounted for under the equity method follows. Amounts, including those for Grupo TFM, are presented under U.S. GAAP. Certain prior year amounts have been reclassified to reflect amounts from applicable audited financial statements (in millions).

	December 31, 2003
	Grupo TFM	Southern Capital	PCRC
Investment in unconsolidated affiliates	$392.1	$28.0	$4.5
Equity in net assets of unconsolidated affiliates	378.9	28.0	4.5
Financial Condition:
Current assets	$225.7	$5.0	$3.6
Non-current assets	2,111.8	127.3	84.2

Assets	$2,337.5	$132.3	$87.8

Current liabilities	$362.7	$1.2	$9.9
Non-current liabilities	806.7	75.0	68.9
Minority interest	354.9	—	—
Equity of stockholders and partners	813.2	56.1	9.0

Liabilities and equity	$2,337.5	$132.3	$87.8

Operating results:
Revenues	$698.5	$31.3	$7.7

Costs and expenses	$591.0	$27.6	$13.8

Net income (loss)	$27.3	$3.6	$(6.1)

	December 31, 2002
	Grupo TFM	Southern Capital	PCRC
Investment in unconsolidated affiliates	$380.1	$24.9	$7.5
Equity in net assets of unconsolidated affiliates	366.0	24.9	7.5
Financial Condition:
Current assets	$265.2	$5.5	$8.8
Non-current assets	2,061.3	139.4	83.3

Assets	$2,326.5	$144.9	$92.1

Current liabilities	$147.3	$—	$4.0
Non-current liabilities	1,045.3	95.1	73.1
Minority interest	348.0	—	—
Equity of stockholders and partners	785.9	49.8	15.0

Liabilities and equity	$2,326.5	$144.9	$92.1

Operating results:
Revenues	$712.1	$31.0	$5.0

Costs and expenses	$553.0	$26.4	$12.9

Net income (loss)	$110.2	$2.7	$(7.9)

	December 31, 2001
	Grupo TFM	Southern Capital	Mexrail	PCRC
Operating results:
Revenues	$667.8	$30.2	$55.0	$1.8

Costs and expenses	$457.7	$25.5	$58.2	$3.2

Net income	$76.7	$4.8	$(2.0)	$(2.0)

The Company, Grupo TFM, and certain of their affiliates entered into an agreement on February 27, 2002 with TFM to sell to TFM all of the common stock of Mexrail. The sale closed on March 27, 2002. Accordingly for 2003 and 2002, the results of Mexrail have been consolidated into the results of Grupo TFM.

The effects of foreign currency transactions and capitalized interest prior to June 23, 1997, which are not recorded on Grupo TFM’s books, result in the difference between the carrying amount of the Company’s investment in Grupo TFM and the underlying equity in net assets. Additionally, the purchase by TFM of the Mexican government’s former 24.6% interest in Grupo TFM resulted in a reduction of Grupo TFM’s stockholder’s equity as the purchased shares from the Mexican government were recorded as treasury shares at Grupo TFM. The Company invested no funds in this transaction, however, and, therefore, it did not have an impact on the Company’s investment in Grupo TFM. As a result, the difference between the Company’s equity in net assets of Grupo TFM and its underlying investment arising as a result of this transaction is being amortized against the Company’s equity in earnings from Grupo TFM over a 33 year period, which was the estimate of the average remaining useful life of Grupo TFM’s concession assets.

The deferred income tax calculations for Grupo TFM are significantly impacted by fluctuations in the relative value of the Mexican peso versus the U.S. dollar and the rate of Mexican inflation, and can result in significant variability in the amount of equity earnings (losses) reported by the Company.

Foreign Exchange Matters. In connection with the Company’s investment in Grupo TFM, matters arise with respect to financial accounting and reporting for foreign currency transactions and for translating foreign currency financial statements into U.S. dollars. The Company follows the requirements outlined in Statement of Financial Accounting Standards No. 52 “Foreign Currency Translation” (“SFAS 52”), and related authoritative guidance. Grupo TFM uses the U.S. dollar as its functional currency. Equity earnings (losses) from Grupo TFM included in the Company’s results of operations reflect the Company’s share of any such translation gains and losses that Grupo TFM records in the process of translating certain transactions from Mexican pesos to U.S. dollars.

The Company continues to evaluate existing alternatives with respect to utilizing foreign currency instruments to hedge its U.S. dollar investment in Grupo TFM as market conditions change or exchange rates fluctuate. At December 31, 2003, 2002 and 2001, the Company had no outstanding foreign currency hedging instruments.

Results of the Company’s investment in Grupo TFM are reported under U.S. GAAP while Grupo TFM reports its financial results under International Financial Reporting Standards (“IFRS”). Because the Company is required to report its equity earnings (losses) in Grupo TFM under U.S. GAAP and Grupo TFM reports under IFRS, differences in deferred income tax calculations and the classification of certain operating expense categories occur. The deferred income tax calculations are significantly impacted by fluctuations in the relative value of the Mexican peso versus the U.S. dollar and the rate of Mexican inflation, and can result in significant variability in the amount of equity earnings (losses) reported by the Company.

Note 4. Other Balance Sheet Captions

Accounts Receivable. Accounts receivable include the following items (in millions):

	2003	2002
Accounts receivable	$125.0	$127.5
Allowance for doubtful accounts	(10.4)	(9.0)

Accounts receivable, net	$114.6	$118.5

Bad debt expense	$1.9	$0.5

Other Current Assets. Other current assets include the following items (in millions):

	2003	2002
Deferred income taxes	$10.3	$18.7
Federal income taxes receivable	—	16.6
Prepaid expenses	2.9	3.8
Other	8.1	5.4

Total	$21.3	$44.5

Properties. Properties and related accumulated depreciation and amortization are summarized below (in millions):

	2003	2002
Properties, at cost
Road properties	$1,663.3	$1,606.4
Equipment	275.1	280.5
Computer software	64.6	62.4
Equipment under capital leases	6.6	6.6
Other	8.7	8.4

Total	2,018.3	1,964.3
Accumulated depreciation and amortization	734.3	702.3

Total	1,284.0	1,262.0
Construction in progress	78.5	75.4

Net Properties	$1,362.5	$1,337.4

For the years ended December 31, 2003 and 2002, the Company capitalized approximately $7.0 and $2.0 million, respectively, of costs related to capital projects for which no cash outlay had yet occurred. These costs were included in accounts payable and accrued liabilities at December 31, 2003 and 2002, respectively.

Accrued Liabilities. Accrued liabilities include the following items (in millions):

	2003	2002
Claims reserves	$34.4	$35.3
Prepaid freight charges due other railroads	19.7	24.5
Car hire per diem	9.0	11.5
Vacation accrual	7.8	7.8
Property and other taxes	5.2	4.4
Interest payable	6.6	6.4
Other	36.7	38.7

Total	$119.4	$128.6

Other Noncurrent Liabilities and Deferred Credits. Other noncurrent liabilities and deferred credits include the following items (in millions):

	2003	2002
Claims reserves	$36.6	$25.1
Accrued employee benefits	9.0	8.8
Deferred gain on sale of equipment to Southern Capital	13.7	18.7
Deferred gain on sale of Mexrail	6.1	6.5
Other	44.0	45.1

Total	$109.4	$104.2

Note 5. Long-Term Debt

Indebtedness Outstanding. Long-term debt and pertinent provisions follow (in millions):

	2003	2002
KCS	$1.3	$1.3
KCSR
Borrowings pursuant to Amended KCS Credit Facility
Revolving Credit Facility, variable interest rate at December 31, 2003— 4.03%, due January 2006	—	—
Term Loans, variable interest rate at December 31, 2003 — 3.67%, due June 2008	98.5	149.2
7½% Senior Notes, due June 15, 2009	200.0	200.0
9½% Senior Notes, due October 1, 2008	200.0	200.0
Equipment Trust Certificates, 8.56% to 9.23%, due serially to December 15, 2006	17.1	23.5
Capital Lease Obligations, 7.15% to 9.00%, due serially to September 30, 2009	1.9	2.5
Term Loans with State of Illinois, 3% to 5%, due serially to 2009	2.8	3.3
OTHER	1.8	2.8

Total	523.4	582.6
Less: debt due within one year	9.9	10.0

Long-term debt	$513.5	$572.6

Amended KCS Credit Facility. In June 2002, in conjunction with the repayment of certain of the term loans under the Company’s former senior secured credit facility (“KCS Credit Facility”) using the net proceeds received from the offering of 7½% Senior Notes (see below), the Company amended and restated the KCS Credit Facility (“Amended KCS Credit Facility”). The Amended KCS Credit Facility provides KCSR with a $150 million term loan (“Tranche B term loan”), which matures on June 12, 2008, and a $100 million revolving credit facility (“Revolving Credit Facility”), which matures on January 11, 2006. Letters of credit are also available under the Revolving Credit Facility up to a limit of $15 million. The proceeds from future borrowings under the Revolving Credit Facility may be used for working capital and for general corporate purposes. The letters of credit may be used for general corporate purposes. Borrowings under the Amended KCS Credit Facility are secured by substantially all of the Company’s assets and are guaranteed by the majority of its subsidiaries.

The Tranche B term loan and the Revolving Credit Facility bear interest at the London Interbank Offered Rate (“LIBOR”) or an alternate base rate, as the Company shall select, plus an applicable margin. The applicable margin for the Tranche B term loan is 2% for LIBOR borrowings and 1% for alternate base rate borrowings. The applicable margin for the Revolving Credit Facility is based on the Company’s leverage ratio (defined as the ratio of the Company’s total debt to consolidated EBITDA earnings before interest, taxes, depreciation and amortization, excluding the undistributed earnings of unconsolidated affiliates for the prior four fiscal quarters). Based on the Company’s leverage ratio as of December 31, 2003, the applicable margin was 2.25% per annum for LIBOR borrowings and 1.25% per annum for alternate base rate borrowings.

The Amended KCS Credit Facility also requires the payment to the lenders of a commitment fee of 0.50% per annum on the average daily, unused amount of the Revolving Credit Facility. Additionally, a fee equal to a per annum rate of 0.25% plus the applicable margin for LIBOR priced borrowings under the Revolving Credit Facility will be paid on any letter of credit issued under the Revolving Credit Facility.

The Amended KCS Credit Facility contains certain provisions, covenants and restrictions customary for this type of debt and for borrowers with a similar credit rating. These provisions include, among others, restrictions on the Company’s ability and its subsidiaries ability to (1) incur additional debt or liens; (2) enter into sale and leaseback transactions; (3) merge or consolidate with another entity; (4) sell assets; (5) enter into certain transactions with affiliates; (6) make investments, loans, advances, guarantees or acquisitions; (7) make certain restricted payments, including dividends, or make certain payments on other indebtedness; and (8) make capital expenditures. In addition, the Company is required to comply with certain financial ratios, including minimum interest expense coverage and leverage ratios. The Amended KCS Credit Facility also contains certain customary events of default. These covenants, along with other provisions, could restrict maximum utilization of the Revolving Credit Facility.

Refinancing of Amended KCS Credit Facility. On March 1, 2004, the Company repaid approximately $38.5 million of term debt (“Term B Loan”) under the Amended KCS Credit Facility using cash on-hand. After consideration of this repayment, the outstanding balance under the Term B Loan was $60 million.

The Company is currently in the process of refinancing the Amended KCS Credit Facility, including the Revolving Credit Facility. Under the proposed terms of the new senior secured credit facility (“2004 KCS Credit Facility”), the Company expects to borrow $150 million under a new term loan due March 2008 (“2004 Term B Loan”). Additionally, the 2004 KCS Credit Facility provides for a new revolving credit facility, which expires in March 2007, with a maximum borrowing amount of $100 million (“2004 Revolving Credit Facility”). The Company does not anticipate any borrowing under the 2004 Revolving Credit Facility as of March 31, 2004. The Company has received firm commitment letters from various banks and institutional investors committing to fully fund the new loans and agreeing to the term sheet of the 2004 KCS Credit Facility. The commitments are subject only to proper documentation of the new facility. KCS management expects to close this refinancing transaction prior to March 31, 2004. If, however, the 2004 KCS Credit Facility is not consummated on or prior to March 31, 2004, the Company may be in technical default of certain of its existing financial covenants under the Amended KCS Credit Facility.

As a result of the refinancing transaction described above, the Company expects to report a charge to earnings in the first quarter of 2004 of approximately $4 million related to the write-off of existing deferred costs.

7½% Senior Notes. In June 2002, KCSR issued $200 million of 7½% senior notes due June 15, 2009 (“7½% Notes”). Net proceeds from the offering of $195.8 million, together with cash, were used to repay term debt under the KCS Credit Facility and certain other secured indebtedness of the Company. These registered notes bear a fixed annual interest rate to be paid semi-annually on June 15 and December 15 and are due June 15, 2009. These registered notes are general unsecured obligations of KCSR, are guaranteed by the Company and certain of its subsidiaries, and contain certain covenants and restrictions customary for this type of debt instrument and for borrowers with similar credit ratings.

9½% Senior Notes. During the third quarter of 2000, KCSR completed a $200 million offering of 8-year senior unsecured notes (“9½% Notes”). Net proceeds from this offering of $196.5 million were used to refinance term debt and reduce commitments under the KCS Credit Facility. The refinanced debt was scheduled to mature on January 11, 2001. These registered notes bear a fixed annual interest rate and are due on October 1, 2008. These registered notes are general unsecured obligations of KCSR, are guaranteed by the Company and certain of its subsidiaries, and contain certain covenants and restrictions customary for this type of debt instrument and for borrowers with similar credit ratings.

Debt issuance costs related to indebtedness have been deferred and are being amortized over the respective term of the loans.

Leases and Debt Maturities. The Company and its subsidiaries lease transportation equipment, as well as office and other operating facilities under various capital and operating leases. Rental expenses under operating leases were $57.2 million, $55.0 million and $56.8 million for the years 2003, 2002 and 2001, respectively. Minimum annual payments and present value thereof under existing capital leases, other debt maturities, and minimum annual rental commitments under noncancellable operating leases are as follows (dollars in millions):

		Capital Leases				Operating Leases
	Long- Term Debt	Minimum Lease Payments	Less Interest	Net Present Value	Total Debt	Southern Capital	Third Party	Total
2004	$9.5	$0.6	$0.2	$0.4	$9.9	$29.2	$27.0	$56.2
2005	8.7	0.5	0.1	0.4	9.1	25.5	22.4	47.9
2006	7.6	0.4	0.1	0.3	7.9	22.3	21.3	43.6
2007	48.0	0.3	—	0.3	48.3	18.5	19.1	37.6
2008	246.9	0.3	—	0.3	247.2	18.5	15.4	33.9
Later years	200.8	0.2	—	0.2	201.0	138.0	45.6	183.6

Total	$521.5	$2.3	$0.4	$1.9	$523.4	$252.0	$150.8	$402.8

KCSR Indebtedness. KCSR has purchased locomotives and rolling stock under equipment trust certificates and capitalized lease obligations. The equipment, which has been pledged as collateral for the related indebtedness, has an original cost of $134.7 million and a net book value of $65.9 million.

Other Agreements, Guarantees, Provisions and Restrictions. The Company has debt agreements containing restrictions on subsidiary indebtedness, advances and transfers of assets, and sale and leaseback transactions, as well as requiring compliance with various financial covenants. At December 31, 2003, the Company was in compliance with the provisions and restrictions of these agreements. Because of certain financial covenants contained in the debt agreements, however, maximum utilization of the Company’s available line of credit may be restricted.

Change in Control Provisions. Certain loan agreements and debt instruments entered into or guaranteed by the Company and its subsidiaries provide for default in the event of a specified change in control of the Company or particular subsidiaries of the Company.

Note 6. Income Taxes

Current income tax expense represents the amounts expected to be reported on the Company’s income tax return, and deferred tax expense or benefit represents the change in net deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse.

Tax Expense. Income tax provision (benefit) consists of the following components (in millions):

	2003	2002	2001
Current
Federal	$—	$(15.3)	$(26.6)
State and local	0.3	0.4	(1.1)
Foreign withholding taxes	—	—	0.1

Total current	0.3	(14.9)	(27.6)
Deferred
Federal	(4.1)	20.8	29.5
State and local	1.0	1.0	0.9

Total deferred	(3.1)	21.8	30.4

Total income tax provision (benefit)	$(2.8)	$6.9	$2.8

The federal and state deferred tax liabilities (assets) at December 31 are as follows (in millions):

	2003	2002
Liabilities:
Depreciation	$449.2	$415.4
Other, net	2.6	—

Gross deferred tax liabilities	451.8	415.4

Assets:
NOL carryovers	(23.9)	(8.8)
Book reserves not currently deductible for tax	(26.8)	(27.2)
Vacation accrual	(2.7)	(2.8)
Investments	(12.6)	(1.2)
Other, net	(4.6)	(1.3)

Gross deferred tax assets	(70.6)	(41.3)

Net deferred tax liability	$381.2	$374.1

Based upon the Company’s history of operating income and its expectations for the future, management has determined that operating income of the Company will, more likely than not, be sufficient to realize fully the gross deferred tax assets set forth above.

Tax Rates. Differences between the Company’s effective income tax rates and the U.S. federal income tax statutory rates of 35% are as follows (in millions):

	2003	2002	2001
Income tax provision using the Statutory rate in effect	$0.2	$21.4	$11.9
Tax effect of
Earnings of equity investees	(4.3)	(15.0)	(9.4)
Other, net	0.5	(0.9)	0.4

Federal income tax provision (benefit)	(3.6)	5.5	2.9
State and local income tax provision (benefit)	0.8	1.4	(0.2)
Foreign withholding taxes	—	—	0.1

Total tax expense (benefit)	$(2.8)	$6.9	$2.8

Effective tax rate	(600.7)%	11.3%	8.3%

Difference Attributable to Grupo TFM Investment. At December 31, 2003, the Company’s book basis exceeded the tax basis of its investment in Grupo TFM by $92.1 million. The Company has not provided a deferred income tax liability for the income taxes, if any, which might become payable on the realization of this basis difference because the Company intends to indefinitely reinvest in Grupo TFM the financial accounting earnings which gave rise to the basis differential. Moreover, the Company has no other plans to realize this basis differential by a sale of its investment in Grupo TFM. If the Company were to realize this basis difference in the future by a receipt of dividends or the sale of its interest in Grupo TFM, as of December 31, 2003 the Company would incur gross federal income taxes of $32.2 million, which might be partially or fully offset by Mexican income taxes and could be available to reduce federal income taxes at such time.

Tax Carryovers. The remaining amount of federal net operating loss (NOL) carryover generated by MidSouth and Gateway Western prior to acquisition by the Company is approximately $8.7 million at December 31, 2003 with expiration dates beginning in 2008. The use of preacquisition net operating losses and tax credit carryovers is subject to limitations imposed by the Internal Revenue Code. The Company does not anticipate that these limitations will affect utilization of the carryover prior to its expiration.

Additionally, in 2003, 2002 and 2001, the Company generated both federal and state NOL’s. The 2002 and 2001 federal NOL’s were carried back to 2000 and 1999 respectively, whereas the state NOL’s have been carried forward. The federal and state NOL’s created in 2003 will be carried forward up to 20 years. Both the federal and state NOL’s are analyzed each year to determine the likelihood of realization. The Company believes the amount recognized is more likely than not to be realized.

Tax Examinations. The IRS is currently in the process of examining the consolidated federal income tax returns for the years 1997 through 1999. The IRS has recently concluded its examination of the 1993 to 1996 tax years and the Company expects to receive a refund related to this examination in late 2004 or early 2005. The Company also has a refund request for the 1990-1992 tax years related to a single issue and expects to receive a refund in 2004. The statute of limitations has closed for years prior to 1993. In addition, other taxing authorities are currently examining the years 1998 through 2002. The Company believes it has recorded adequate estimated liabilities for any likely additional taxes. Since most of these asserted tax deficiencies represent temporary differences, subsequent payments of taxes will not require additional charges to income tax expense. Accruals have been made for interest (net of tax benefit) for estimated settlement of the proposed tax assessments. Management believes that final settlement of these matters will not have a material adverse effect on the Company’s consolidated results of operations, financial condition, or cash flows.

Note 7. Stockholders’ Equity

Stockholders’ Equity. Information regarding the Company’s capital stock at December 31, 2003 and 2002 follows:

	Shares Authorized	Shares Issued
$25 Par, 4% noncumulative, Preferred stock	840,000	649,736
$1 Par, Preferred stock	2,000,000	None
$1 Par, Series A, Preferred stock	150,000	None
$1 Par, Series B convertible, Preferred stock	1,000,000	None
$1 Par, Redeemable Cumulative Convertible Perpetual Preferred Stock	400,000	400,000
$.01 Par, Common stock	400,000,000	73,369,116

Shares outstanding at December 31:

	2003	2002
$25 Par, 4% noncumulative, Preferred stock	242,170	242,170
$1 Par, Redeemable Cumulative Convertible Perpetual Preferred Stock	400,000	—
$.01 Par, Common stock	62,175,621	61,103,015

Stock Option Plans. The Kansas City Southern 1991 Amended and Restated Stock Option and Performance Award Plan (as amended and restated effective November 7, 2002) provides for the granting of options to purchase up to 16.0 million shares of the Company’s common stock by officers and other designated employees. Options have been granted under this plan at 100% of the average market price of the Company’s stock on the date of grant and generally may not be exercised sooner than one year or longer than ten years following the date of the grant, except that options outstanding with limited rights (“LRs”) or limited stock appreciation rights (“LSARs”), become immediately exercisable upon certain defined circumstances constituting a change in control of the Company. The plan includes provisions for stock appreciation rights, LRs and LSARs. All outstanding options include LSARs, except for options granted to non-employee Directors prior to 1999.

For purposes of computing the pro forma effects of option grants under the fair value accounting method prescribed by SFAS 123, the fair value of each option grant is estimated on the date of grant using a version of the Black-Scholes option pricing model. The following assumptions were used for the various grants depending on the date of grant, nature of vesting and term of option:

	2003	2002	2001
Dividend Yield	0%	0%	0%
Expected Volatility	35% to 41%	35% to 38%	35% to 40%
Risk-free Interest Rate	1.68% to 2.30%	2.16% to 3.88%	2.98% to 4.84%
Expected Life	3 years	3 years	3 years

Summary of Company’s Stock Option Plans. A summary of the status of the Company’s stock option plans as of December 31, 2003, 2002 and 2001 and changes during the years then ended is presented below.

	2003		2002		2001
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at January 1	4,845,226	$6.35	5,821,315	$5.44	6,862,036	$4.92
Exercised	(769,782)	4.60	(1,265,418)	4.87	(1,128,838)	3.71
Canceled/Expired	(114,582)	10.67	(144,388)	6.15	(105,537)	4.79
Granted	652,001	12.15	433,717	14.25	193,654	13.37

Outstanding at December 31	4,612,863	$7.36	4,845,226	$6.35	5,821,315	$5.44

Exercisable at December 31	3,807,886	$6.30	3,784,417	$5.63	4,803,942	$5.13
Weighted-average fair value of options granted during the period		$4.86		$3.97		$4.18

The following table summarizes information about stock options outstanding at December 31, 2003:

	OUTSTANDING				EXERCISABLE
Range of Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Life		Weighted- Average Exercise Price	Shares Exercisable	Weighted- Average Exercise Price
$.20 –1	122,752	1.6	years	$0.88	122,752	$0.88
1 – 2	127,255	3.4		1.34	127,255	1.34
2 – 4	89,799	4.9		2.75	89,799	2.75
4 – 7	3,000,785	6.5		5.77	3,000,785	5.77
7 – 10	95,072	6.7		8.23	95,072	8.23
10 – 13	85,000	7.5		12.62	85,000	12.62
13 – 17	1,092,200	8.8		13.07	287,223	15.02

.20 –17	4,612,863	6.8		$7.36	3,807,886	$6.30

At December 31, 2003, shares available for future grants under the stock option plan were 1,261,987.

Stock Purchase Plan. The Employee Stock Purchase Plan (“ESPP”), established in 1977, provides substantially all full-time employees of the Company, certain subsidiaries and certain other affiliated entities, with the right to subscribe to an aggregate of 11.4 million shares of common stock. The purchase price for shares under any stock offering is to be 85% of the average market price on either the exercise date or the offering date, whichever is lower, but in no event less than the par value of the shares.

The following table summarizes activity related to the various ESPP offerings:

	Date Initiated	Shares Subscribed	Price	Shares Issued	Date Issued	Received from Employees*
						(in millions)
Fifteenth Offering	2003	242,589	$11.28	—	—	$—
Fourteenth Offering	2002	248,379	$9.27–$12.29	197,734	2003/2004	2.4
Thirteenth Offering	2001	402,902	$10.24–$10.57	338,004	2002/2003	3.5

*	Represents amounts received from employees through payroll deductions for share purchases under applicable offering.

At December 31, 2003, there were approximately 4.3 million shares available for future ESPP offerings.

For purposes of computing the pro forma effects of employees’ purchase rights under the fair value accounting method prescribed by SFAS 123, the fair value of the offerings under the ESPP is estimated on the date of grant using a version of the Black-Scholes option pricing model. The following weighted-average assumptions were used for the Fifteenth, Fourteenth, and Thirteenth Offerings, respectively: i) dividend yield of 0.00%, 0.00% and 0.00%; ii) expected volatility of 35%, 36%, and 38%, iii) risk-free interest rate of 1.26%, 2.22%, and 2.98% ; and iv) expected life of one year. The weighted-average fair value of purchase rights granted under the Fifteenth, Fourteenth and Thirteenth Offerings of the ESPP were $2.95, $3.00, and $3.00, respectively.

Treasury Stock. Shares of common stock in Treasury at December 31, 2003 totaled 11,193,495 compared with 12,266,101 at December 31, 2002 and 14,125,949 at December 31, 2001. The Company issued shares of common stock from Treasury—1,072,606 in 2003, 1,859,848 in 2002, and 1,095,895 in 2001—to fund the exercise of options and subscriptions under various employee stock option and purchase plans. Shares repurchased during 2003, 2002 and 2001 were not material.

Redeemable Cumulative Convertible Perpetual Preferred Stock. On May 5, 2003, the Company completed the sale of $200 million of Redeemable Cumulative Convertible Perpetual Preferred Stock (“Convertible Preferred Stock”) with a liquidation preference of $500 per share in a private offering. The Convertible Preferred Stock offering was made only by means of an offering memorandum pursuant to Rule 144A. Dividends on the Convertible Preferred Stock are cumulative and are payable quarterly at an annual rate of 4.25% of the liquidation preference, when, as and if declared by the Company’s board of directors. Accumulated unpaid dividends will cumulate dividends at the same rate as dividends cumulate on the Convertible Preferred Stock. Each share of the Convertible Preferred Stock will be convertible, under certain conditions, and subject to adjustment under certain conditions, into 33.4728 shares of the Company’s common stock. On or after May 20, 2008, the Company will have the option to redeem any or all of the Convertible Preferred Stock, subject to certain conditions. Under certain circumstances, at the option of the holders of the Convertible Preferred Stock, the Company may be required to purchase shares of the Convertible Preferred Stock from the holders. The Convertible Preferred Stock is redeemable at the option of a holder only in the event of a “fundamental change,” which is defined as “any transaction or event (whether by means of an exchange offer, liquidation, tender offer, consolidation, merger, combination, reclassification, recapitalization or otherwise) in connection with which all or substantially all of the Company’s common stock is exchanged for, converted into, acquired for or constitutes solely the right to receive common stock that is not listed on a United States national securities exchange or approved for quotation on the Nasdaq National Market or similar system. The practical effect of this provision is to limit the Company’s ability to eliminate a holder’s ability to convert the Convertible Preferred Stock into common shares of a publicly traded security through a merger or consolidation transaction. In no other circumstances is the Company potentially obligated to redeem the Convertible Preferred Stock for cash. Accordingly, since the Company is in a position to control whether the Company experiences a “fundamental change,” the Convertible Preferred Stock is classified as permanent equity capital.

A portion of the net proceeds from the Convertible Preferred Stock has been used to reduce debt. The remainder of the net proceeds are expected to be used to pay a portion of the purchase price for the proposed acquisition of a controlling interest of Grupo TFM or to further reduce debt. If the acquisition of the controlling interest of Grupo TFM were not to be completed, the Company would explore alternative uses of the remaining net proceeds realized from the issuance of the Convertible Preferred Stock.

On August, 1, 2003, KCS filed a Form S-3 Registration Statement with the SEC to register for resale by the holders the Convertible Preferred Stock and the common stock into which such preferred stock may be converted. On October 24, 2003, this Registration Statement, as amended, was declared effective by the SEC. KCS has filed, and will continue to file, post effective amendments to this Registration Statement as required by applicable rules and regulations. KCS will not receive any proceeds from the sale of the securities under this Registration Statement, as amended.

Stockholder Rights Plan. On September 19, 1995, the Board of Directors of the Company declared a dividend distribution of one Right for each outstanding share of the Company’s common stock, to the stockholders of record on October 12, 1995. Each Right entitles the registered holder to purchase from the Company 1/1,000th of a share of Series A Preferred Stock or in some circumstances, common stock, other securities, cash or other assets as the case may be, at a price of $210 per share, subject to adjustment.

The Rights, which are automatically attached to the common stock, are not exercisable or transferable apart from the common stock until the tenth calendar day following the earlier to occur of (unless extended by the Board of Directors and subject to the earlier redemption or expiration of the Rights): (i) the date of a public announcement that an acquiring person acquired, or obtained the right to acquire, beneficial ownership of 20 percent or more of the outstanding shares of the common stock of the Company (or 15 percent in the case that such person is considered an “adverse person”), or (ii) the commencement or announcement of an intention to make a tender offer or exchange offer that would result in an acquiring person beneficially owning 20 percent or more of such outstanding shares of common stock of the Company (or 15 percent in the case that such person is considered an “adverse person”). Until exercised, the Rights will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends. In connection with certain business combinations resulting in the acquisition of the Company or dispositions of more than 50% of Company assets or earnings power, each Right shall thereafter have the right to receive, upon the exercise thereof at the then current exercise price of the Right, that number of shares of the highest priority voting securities of the acquiring company (or certain of its affiliates) that at the time of such transaction would have a market value of two times the exercise price of the Right. The Rights expire on October 12, 2005, unless earlier redeemed by the Company as described below.

At any time prior to the tenth calendar day after the first date after the public announcement that an acquiring person has acquired beneficial ownership of 20 percent (or 15 percent in some instances) or more of the outstanding shares of the common stock of the Company, the Company may redeem the Rights in whole, but not in part, at a price of $0.005 per Right. In addition, the Company’s right of redemption may be reinstated following an inadvertent trigger of the Rights (as determined by the Board) if an acquiring person reduces its beneficial ownership to 10 percent or less of the outstanding shares of common stock of the Company in a transaction or series of transactions not involving the Company.

The Series A Preferred shares purchasable upon exercise of the Rights will have a cumulative quarterly dividend rate set by the Board of Directors or equal to 1,000 times the dividend declared on the common stock for such quarter. Each share will have the voting rights of one vote on all matters voted at a meeting of the stockholders for each 1/1,000th share of preferred stock held by such stockholder. In the event of any merger, consolidation or other transaction in which the common shares are exchanged, each Series A Preferred share will be entitled to receive an amount equal to 1,000 times the amount to be received per common share. In the event of a liquidation, the holders of Series A Preferred shares will be entitled to receive $1,000 per share or an amount per share equal to 1,000 times the aggregate amount to be distributed per share to holders of common stock. The shares will not be redeemable. The vote of holders of a majority of the Series A Preferred shares, voting together as a class, will be required for any amendment to the Company’s Certificate of Incorporation that would materially and adversely alter or change the powers, preferences or special rights of such shares.

Change In Control Provisions. The Company and certain of its subsidiaries have entered into agreements with employees whereby, upon defined circumstances constituting a change in control of the Company or subsidiary, certain stock options become exercisable, certain benefit entitlements are automatically funded and such employees are entitled to specified cash payments upon termination of employment.

The Company and certain of its subsidiaries have established trusts to provide for the funding of corporate commitments and entitlements of officers, directors, employees and others in the event of a specified change in control of the Company or subsidiary. Assets held in such trusts at December 31, 2003 were not material. Depending upon the circumstances at the time of any such change in control, the most significant factor of which would be the highest price paid for KCS common stock by a party seeking to control the Company, funding of the Company’s trusts could be substantial.

Note 8. Profit Sharing and Other Postretirement Benefits

The Company maintains various plans for the benefit of its employees as described below. For the years ended December 31, 2003, 2002 and 2001, the Company expensed $0.9 million, $0.4 million and $0.9 million, respectively, related to the 401(k) and Profit Sharing Plan. During 2003, 2002 and 2001, the Company did not recognize any expenses relative to profit sharing or the ESOP.

401(k) and Profit Sharing Plan. During 2000, the Company combined the Profit Sharing Plan and the 401(k) Plan into the KCS 401(k) and Profit Sharing Plan (the “401(k) Plan”). The 401(k) Plan permits participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code and also allows employees to direct their profit sharing accounts into selected investments. The Company matched employee 401(k) contributions up to a maximum of 5% of compensation in 2003 and 3% of compensation during 2002 and 2001. Qualified profit sharing plans are maintained for most employees not included in collective bargaining agreements. Contributions for the Company and its subsidiaries are made at the discretion of the Board of Directors of KCS in amounts not to exceed the maximum allowable for federal income tax purposes.

Employee Stock Ownership Plan. KCS established the ESOP for employees not covered by collective bargaining agreements. KCS contributions to the ESOP are based on a percentage of wages earned by eligible employees. Contributions and percentages are determined by the Compensation and Organization Committee of the Board of Directors.

Other Postretirement Benefits. The Company provides certain medical, life and other postretirement benefits other than pensions to its retirees. The medical and life plans are available to employees not covered under collective bargaining arrangements, who have attained age 60 and rendered ten years of service. Individuals employed as of December 31, 1992 were excluded from a specific service requirement. The medical plan is contributory and provides benefits for retirees, their covered dependents and beneficiaries. The medical plan provides for an annual adjustment of retiree contributions, and also contains, depending on the plan coverage selected, certain deductibles, co-payments, coinsurance and coordination with Medicare. The life insurance plan is non-contributory and covers retirees only. The Company’s policy, in most cases, is to fund benefits payable under these plans as the obligations become due. However, certain plan assets (money market funds held in a life insurance company) exist with respect to life insurance benefits. A life insurance company holds these assets and the Company receives an investment return on these assets based on the six-month Treasury Bill rate plus 25 basis points.

The following assumptions were used to determine postretirement obligations/costs for the years ended December 31:

	2003	2002
Annual increase in CPI	2.25%	2.50%
Expected rate of return on life insurance plan assets	6.50	6.50
Discount rate	6.00	6.50
Salary increase	3.00	3.00

The Company’s health care costs, excluding former Gateway Western employees and certain former employees of the MidSouth, are limited to the increase in the Consumer Price Index (“CPI”) with a maximum annual increase of 5%. Accordingly, health care costs in excess of the CPI limit will be borne by the plan participants, and therefore assumptions regarding health care cost trend rates are not applicable.

During 2001, the Company reduced its liability and recorded a reduction of operating expenses by approximately $2.0 million in connection with the transfer of union employees formerly covered by the Gateway Western plan to a multi-employer sponsored union plan, which effectively eliminated the Company’s postretirement liability for this group of employees. This reduced the number of former Gateway Western employees or retirees covered under Gateway Western’s benefit plan. The Gateway Western benefit plans are slightly different from those of the Company and other subsidiaries. Gateway Western provides contributory health, dental and life insurance benefits to these remaining employees and retirees. In 2001, the assumed annual rate of increase in health care costs for Gateway Western employees and retirees under this plan was 10%, decreasing over six years to 5.5% in 2008 and thereafter. An increase or decrease in the assumed health care cost trend rates by one percent in 2003, 2002 and 2001 would not have a significant impact on the accumulated postretirement benefit obligation. The effect of this change on the aggregate of the service and interest cost components of the net periodic postretirement benefit is not significant.

A reconciliation of the accumulated postretirement benefit obligation, change in plan assets and funded status, respectively, at December 31 follows (in millions):

	2003	2002
Accumulated postretirement benefit obligation at beginning of year	$10.0	$9.1
Service cost	0.2	0.2
Interest cost	0.6	0.6
Actuarial and other (gain) loss	(2.3)	1.0
Benefits paid (i)	(0.9)	(0.9)

Accumulated postretirement benefit obligation at end of year	7.6	10.0

Fair value of plan assets at beginning of year	1.0	1.0
Actual return on plan assets	0.1	0.1
Benefits paid (i)	(0.1)	(0.1)

Fair value of plan assets at end of year	1.0	1.0

Funded status and accrued benefit cost	$(6.6)	$(9.0)

(i)	Benefits paid for the reconciliation of accumulated postretirement benefit obligation include both medical and life insurance benefits, whereas benefits paid for the fair value of plan assets reconciliation include only life insurance benefits. Plan assets relate only to the life insurance benefits. Medical benefits are funded as obligations become due.

Net periodic postretirement benefit cost included the following components (in millions):

	2003	2002	2001
Service cost	$0.2	$0.2	$0.2
Interest cost	0.6	0.6	0.8
Expected return on plan assets	—	(0.1)	(0.1)

Net periodic postretirement benefit cost	$0.8	$0.7	$0.9

During 2001 a post-retirement benefit for directors was eliminated, resulting in a reduction of the related liability of approximately $1.4 million.

Under collective bargaining agreements, KCSR participates in a multi-employer benefit plan, which provides certain post-retirement health care and life insurance benefits to eligible union employees and certain retirees. Premiums under this plan are expensed as incurred and were $1.7 million, $1.0 million and $0.8 million for 2003, 2002 and 2001, respectively. Based on existing rates, premium amounts are not expected to change substantially in 2004 compared to 2003.

Note 9. Commitments and Contingencies

Litigation. The Company and its subsidiaries are involved as plaintiff or defendant in various legal actions arising in the normal course of business. While the ultimate outcome of the various legal proceedings involving the Company and its subsidiaries cannot be predicted with certainty, it is management’s opinion that the estimated liabilities related to the Company’s litigation are adequate.

Bogalusa Cases

In July 1996, KCSR was named as one of twenty-seven defendants in various lawsuits in Louisiana and Mississippi arising from the explosion of a rail car loaded with chemicals in Bogalusa, Louisiana on October 23, 1995. As a result of the explosion, nitrogen dioxide and oxides of nitrogen were released into the atmosphere over parts of that town and the surrounding area allegedly causing evacuations and injuries. Approximately 25,000 residents of Louisiana and Mississippi (plaintiffs) have asserted claims to recover damages allegedly caused by exposure to the released chemicals. On October 29, 2001, KCSR and representatives for its excess insurance carriers negotiated a settlement in principle with the plaintiffs for $22.3 million. A Master Global Settlement Agreement (“MGSA”) was signed in early 2002. During 2002, KCSR made all payments under this agreement and collected $19.3 million from its excess insurance carriers. Court approval of the MGSA is expected in 2004 from the 22nd Judicial District Court of Washington Parish, Louisiana. KCSR also expects to receive releases from about 4,000 Mississippi plaintiffs in numerous cases pending in the First Judicial District Circuit Court of Hinds County, Mississippi.

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

Stilwell Tax Dispute

On November 19, 2002, Stilwell Financial, Inc. (“Stilwell”), now Janus Capital Group Inc., filed a Statement of Claim against KCS with the American Arbitration Association. This claim involves the entitlement to compensation expense deductions for federal income tax purposes which are associated with the exercise of certain stock options issued by Stilwell (the “Substituted Options”) in connection with the Spin-off of Stilwell from KCS on July 12, 2000. Stilwell alleges that upon exercise of a Substituted Option, Stilwell is entitled to the associated compensation expense deductions. Stilwell bases its claim on a letter, dated August 17, 1999, addressed to Landon H. Rowland, Chairman, President and Chief Executive Officer of Kansas City Southern Industries, Inc. (the “Letter”), purporting to allow Stilwell to claim such deductions. The Letter was signed by the Vice President and Tax Counsel of Stilwell, who was also at the time the Senior Assistant Vice President and Tax Counsel of KCS, and by Landon H. Rowland, currently a director of KCS and the former non-executive Chairman of Janus Capital Group Inc., who was at that time a director and officer of both Stilwell and KCS.

Stilwell seeks a declaratory award and/or injunction ordering KCS to file and amend its tax returns for the tax year 2000 and subsequent years to reflect that KCS does not claim the associated compensation expense deductions and to indemnify Stilwell against any related taxes imposed upon Stilwell, which allegedly has taken, and plans to take, such deductions. On December 20, 2002, KCS filed an Objection to Stilwell’s Demand for

Arbitration and Motion to Dismiss. KCS disputes the validity and enforceability of the Letter. KCS asserts, among other things, that a Private Letter Ruling issued by the Internal Revenue Service on July 9, 1999 provides that KCS subsidiaries are entitled to compensation expense deductions upon exercise of Substituted Options by their employees.

KCS has answered that the claims of Stilwell are without merit and intends to vigorously defend against them. Given the stage of the proceeding, KCS is unable to predict the outcome, but does not expect this matter to result in any material adverse financial consequences to KCS’s net income in the event, which it regards as unlikely, that it would not prevail.

Environmental Liabilities. The Company’s operations are subject to extensive federal, state and local environmental laws and regulations. The major environmental laws to which the Company is subject, include, among others, the Federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA,” also known as the Superfund law), the Toxic Substances Control Act, the Federal Water Pollution Control Act, and the Hazardous Materials Transportation Act. CERCLA can impose joint and several liability for cleanup and investigation costs, without regard to fault or legality of the original conduct, on current and predecessor owners and operators of a site, as well as those who generate, or arrange for the disposal of, hazardous substances. The Company does not foresee that compliance with the requirements imposed by the environmental legislation will impair its competitive capability or result in any material additional capital expenditures, operating or maintenance costs.

The risk of incurring environmental liability is inherent in the railroad industry. As part of serving the petroleum and chemicals industry, KCSR transports hazardous materials and has a professional team available to respond and handle environmental issues that might occur in the transport of such materials. Additionally, the Company is a partner in the Responsible Care® program and, as a result, has initiated certain additional environmental, health and safety programs. KCSR performs ongoing reviews and evaluations of the various environmental programs and issues within the Company’s operations, and, as necessary, takes actions to limit the Company’s exposure to potential liability.

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

The Company records liabilities for remediation and restoration costs related to past activities when the Company’s obligation is probable and the costs can be reasonably estimated. Costs of ongoing compliance activities to current operations are expensed as incurred. The Company’s recorded liabilities for these issues represent its best estimates (on an undiscounted basis) of remediation and restoration costs that may be required to comply with present laws and regulations. Although these costs cannot be predicted with certainty, management believes that the ultimate outcome of identified matters will not have a material adverse effect on the Company’s consolidated results of operations, financial condition or cash flows.

Panama Canal Railway Company. Under certain limited conditions, the Company is a guarantor for up to $5.6 million of cash deficiencies associated with the operations of PCRC. In addition, the Company is a guarantor for up to $1.9 million of equipment loans. Further, if the Company or its partner terminate the concession contract without the consent of the IFC, the Company is a guarantor for up to 50% of the outstanding senior loans. See Note 3.

Note 10. Derivative Instruments and Purchase Commitments

Derivative Instruments. The Company does not engage in the trading of derivatives. The Company’s objective for using derivative instruments is to manage its fuel and interest rate risk and mitigate the impact of fluctuations in fuel prices and interest rates. In general, the Company enters into derivative transactions in limited situations based on management’s assessment of current market conditions and perceived risks. Management intends to respond to evolving business and market conditions in order to manage risks and exposures associated with the Company’s various operations, and in doing so, may enter into such transactions more frequently as deemed appropriate.

Fuel Derivative Transactions

At December 31, 2003 the Company was a party to seven fuel swap agreements for a notional amount of approximately 9.8 million gallons of fuel. Under the terms of these swaps, the Company receives a variable price based upon an average of the spot prices calculated on a monthly basis as reported through a petroleum price reporting service and pays a fixed price determined at the time the Company enters into the swap transaction. The variable price the Company is receiving is approximately equal to the price the Company is paying in the market for locomotive fuel. By entering into these swap transactions, the Company is able to fix the cost of fuel for the notional amount of gallons hedged.

A summary of the swap agreements to which KCSR was a party as of December 31, 2003 follows:

Trade Dates	Notional Amount	Fixed pay per gallon	Expiration Date
November 14, 2002 through October 31, 2003	9.8 million gallons	62.5¢–69.0¢	December 31, 2003 through December 31, 2005

Cash settlements of these swaps occur on a monthly basis on the fifth business day of the month following the month in which the settlement is calculated. As of December 31, 2003, the fair market value of the benefit of the swaps was $0.9 million. For the years ended December 31, 2003, 2002 and 2001, KCSR consumed 55.4 million, 55.3 million and 57.6 million gallons of fuel, respectively.

Fuel hedging transactions, including fuel swaps as well as forward purchase commitments resulted in a decrease in fuel expense of $1.1 million, and $0.4 million in 2003 and 2002, respectively. Fuel purchase commitments resulted in an increase in fuel expense of $0.4 million in 2001.

Interest Rate Derivative Transactions

The Company did not participate in any interest rate derivative transactions during 2003 and had no interest rate hedge transactions outstanding as of December 31, 2003 and 2002. At December 31, 2001, the Company had five separate interest rate cap agreements for an aggregate notional amount of $200 million. These agreements expired during 2002.

Southern Capital

In addition, the Company records adjustments to its stockholders’ equity (accumulated other comprehensive income (loss)) for its portion of the adjustment to the fair value of derivative transactions to which Southern Capital was a participant. The Company also adjusts its investment in Southern Capital by the change in the fair value of these derivative instruments. For the years ended December 31, 2002 and 2001, the Company recorded a reduction to its stockholders equity (accumulated other comprehensive loss) of approximately $0.3 million and $2.9 million, respectively, for its portion of the amount recorded by Southern Capital for the adjustment to the fair value of its interest rate swap transactions. The Company also reduced its investment in Southern Capital by the same amount.

During 2002, in conjunction with the refinancing of its debt, Southern Capital terminated these interest rate swap transactions. As a result, Southern Capital is amortizing the balance of accumulated other comprehensive income (loss) into interest expense over the former remaining life of the interest rate swap transactions. The Company is recording the impact of this charge through a related reduction in equity earnings from Southern Capital and is amortizing the related accumulated other comprehensive income (loss) balance to its investment in Southern Capital. During the years ended December 31, 2003 and 2002, the Company recorded related amortization of $1.2 million and $0.7 million, respectively.

[THIS PAGE INTENTIONALLY LEFT BLANK]

Note 11. Quarterly Financial Data (Unaudited)

(in millions, except per share amounts):

	2003
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues	$148.5	$146.3	$146.3	$140.2
Operating expenses	139.1	115.2	116.1	117.5
Depreciation and amortization	16.2	16.2	16.0	15.9

Operating income (loss)	(6.8)	14.9	14.2	6.8
Equity in net earnings (losses) of unconsolidated affiliates
Grupo TFM	6.1	1.6	(2.3)	6.9
Other	(0.3)	(0.9)	(0.2)	0.1
Interest expense	(11.6)	(11.6)	(11.7)	(11.5)
Other income	2.0	2.0	1.5	1.3

Income (loss) before income taxes and cumulative effect of accounting change	(10.6)	6.0	1.5	3.6

Income taxes provision (benefit)	(5.4)	1.7	2.0	(1.1)

Income (loss) before cumulative effect of accounting change	(5.2)	4.3	(0.5)	4.7
Cumulative effect of accounting change	—	—	—	8.9

Net income (loss)	$(5.2)	$4.3	$(0.5)	$13.6

Per Share Data (i)
Total basic earnings (loss) per common share	$(0.10)	$0.02	$(0.03)	$0.22

Total diluted earnings (loss) per common share	$(0.10)	$0.02	$(0.03)	$0.22

Dividends per share: $25 par preferred stock	$0.25	$0.25	$0.25	$0.25
Dividends per share: $1 Par Convertible Preferred Stock	$5.32	$5.90	$—	$—

Stock Price Ranges:
Preferred—High	$20.00	$20.25	$20.00	$20.50
—Low	$18.50	$18.75	$16.90	$17.25

Common—High	$14.97	$13.37	$12.78	$13.02
—Low	$10.95	$10.60	$10.70	$10.65

(i)	The accumulation of 2003’s four quarters for basic and diluted earnings (loss) per share data does not total the respective earnings per share for the year ended December 31, 2003 due to rounding.

	2002
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues	$144.2	$138.9	$139.2	$143.9
Operating expenses	114.2	116.9	110.1	115.6
Depreciation and amortization	16.1	15.8	14.6	14.9

Operating income	13.9	6.2	14.5	13.4
Equity in net earnings (losses) of unconsolidated affiliates Grupo TFM	18.2	9.8	13.0	4.8
Other	(0.5)	(0.7)	(1.3)	0.1
Gain on sale of Mexrail, Inc.	—	—	—	4.4
Interest expense	(11.7)	(11.5)	(10.5)	(11.3)
Debt retirement costs	—	—	(4.3)	—
Other income	2.3	6.5	4.4	4.4

Income from operations before income taxes	22.2	10.3	15.8	15.8
Income taxes provision (benefit)	1.8	(0.3)	1.3	4.1

Net income	$20.4	$10.6	$14.5	$11.7

Per Share Data
Total basic earnings per common share	$0.33	$0.17	$0.24	$0.20

Total diluted earnings per common share	$0.32	$0.17	$0.23	$0.19

Dividends per share: $25 par preferred stock	$0.25	$0.25	$0.25	$0.25

Stock Price Ranges:
Preferred—High	$20.00	$19.85	$20.75	$19.50
—Low	$18.00	$16.25	$19.45	$17.95

Common—High	$15.00	$17.35	$17.00	$15.99
—Low	$12.00	$12.75	$14.96	$12.75

Note 12. Condensed Consolidating Financial Information

As discussed in Note 5, KCSR has outstanding $200 million of 9½% Notes due 2008 and $200 million of 7½% Notes due 2009. Both of these note issues are unsecured obligations of KCSR, however, they are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by KCS and certain of its subsidiaries (all of which are wholly-owned) within the KCS consolidated group. For each of these note issues, KCSR registered exchange notes with the SEC that have substantially identical terms and associated guarantees and all of the initial senior notes for each issue have been exchanged for $200 million of registered exchange notes for each respective note issue.

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and affiliates whose securities collateralize an issue registered or being registered.” This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with U.S. GAAP.

Condensed Consolidating Statements of Income

	December 31, 2003
	Parent	KCSR	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
	(dollars in millions)
Revenues	$—	$575.0	$21.5	$15.4	$(30.6)	$581.3
Operating expenses	13.5	517.7	20.9	30.7	(30.6)	552.2

Operating income (loss)	(13.5)	57.3	0.6	(15.3)	—	29.1
Equity in net earnings (losses) of unconsolidated affiliates and subsidiaries	12.5	11.7	—	11.1	(24.3)	11.0
Interest expense	(0.6)	(45.8)	(0.5)	—	0.5	(46.4)
Other income	0.1	5.9	0.1	1.2	(0.5)	6.8

Income (loss) before income taxes	(1.5)	29.1	0.2	(3.0)	(24.3)	0.5
Income tax provision (benefit)	(4.8)	7.2	0.1	(5.3)	—	(2.8)

Income before cumulative effect of accounting change	3.3	21.9	0.1	2.3	(24.3)	3.3
Cumulative effect of accounting change, net of income taxes	8.9	8.9	—	—	(8.9)	8.9

Net income	$12.2	$30.8	$0.1	$2.3	$(33.2)	$12.2

	December 31, 2002
	Parent	KCSR	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
	(dollars in millions)
Revenues	$—	$567.4	$18.1	$38.3	$(57.6)	$566.2
Operating expenses	10.8	506.4	19.5	39.1	(57.6)	518.2

Operating income (loss)	(10.8)	61.0	(1.4)	(0.8)	—	48.0
Equity in net earnings (losses) of unconsolidated affiliates and subsidiaries	61.5	45.6	—	43.6	(107.3)	43.4
Gain on sale of Mexrail	—	4.4	—	—	—	4.4
Interest expense	(0.4)	(44.1)	(0.4)	(0.1)	—	(45.0)
Debt retirement costs	—	(4.3)	—	—	—	(4.3)
Other income	3.9	11.0	2.0	0.7	—	17.6

Income (loss) before income taxes	54.2	73.6	0.2	43.4	(107.3)	64.1
Income tax provision (benefit)	(3.0)	10.6	0.1	(0.8)	—	6.9

Net income	$57.2	$63.0	$0.1	$44.2	$(107.3)	$57.2

	December 31, 2001
	Parent	KCSR	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
	(dollars in millions)
Revenues	$—	$580.3	$12.3	$20.1	$(29.5)	$583.2
Operating expenses	13.6	511.4	13.1	19.2	(29.5)	527.8

Operating income (loss)	(13.6)	68.9	(0.8)	0.9	—	55.4
Equity in net earnings (losses) of unconsolidated affiliates and subsidiaries	39.2	26.8	—	29.4	(68.3)	27.1
Interest expense	1.3	(55.2)	(0.5)	(0.4)	2.0	(52.8)
Other income	0.2	6.0	—	—	(2.0)	4.2

Income (loss) before income taxes	27.1	46.5	(1.3)	29.9	(68.3)	33.9
Income tax provision (benefit)	(4.0)	6.7	(0.5)	0.6	—	2.8
Income (loss) before cumulative effect of accounting change	31.1	39.8	(0.8)	29.3	(68.3)	31.1

Cumulative effect of accounting change, net of income taxes	(0.4)	(0.4)	—	—	0.4	(0.4)

Net income	$30.7	$39.4	$(0.8)	$29.3	$(67.9)	$30.7

Condensed Consolidating Balance Sheets

	As of December 31, 2003
	Parent	KCSR	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
	(dollars in millions)
ASSETS
Current assets	$221.9	$285.3	$11.7	$15.1	$(225.9)	$308.1
Investments held for operating purposes and investments in subsidiaries	801.4	431.1	—	452.4	(1,242.2)	442.7
Properties, net	0.2	1,358.5	3.8	—	—	1,362.5
Goodwill and other assets	11.0	28.6	1.7	11.3	(13.0)	39.6

Total assets	$1,034.5	$2,103.5	$17.2	$478.8	$(1,481.1)	$2,152.9

LIABILITIES AND EQUITY
Current liabilities	$14.8	$346.7	$3.8	$35.4	$(225.9)	$174.8
Long-term debt	1.3	511.5	0.7	—	—	513.5
Payable to affiliates	19.5	—	0.7	—	(20.2)	—
Deferred income taxes	3.3	398.5	0.2	2.5	(13.0)	391.5
Other liabilities	31.9	54.4	4.3	18.8	—	109.4
Stockholders’ equity	963.7	792.4	7.5	422.1	(1,222.0)	963.7

Total liabilities and equity	$1,034.5	$2,103.5	$17.2	$478.8	$(1,481.1)	$2,152.9

	As of December 31, 2002
	Parent	KCSR	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
	(dollars in millions)
ASSETS
Current assets	$43.3	$234.7	$17.6	$13.0	$(92.4)	$216.2
Investments held for operating purposes and investments in subsidiaries	769.1	412.1	—	432.5	(1,190.6)	423.1
Properties, net	0.2	1,333.2	3.9	0.1	—	1,337.4
Goodwill and other assets	1.6	30.5	1.7	8.1	(9.8)	32.1

Total assets	$814.2	$2,010.5	$23.2	$453.7	$(1,292.8)	$2,008.8

LIABILITIES AND EQUITY
Current liabilities	$7.2	$245.3	$9.1	$16.2	$(91.5)	$186.3
Long-term debt	1.2	569.6	1.8	—	—	572.6
Payable to affiliates	12.8	—	0.6	—	(13.4)	—
Deferred income taxes	8.6	391.1	0.3	2.6	(9.8)	392.8
Other liabilities	31.5	44.7	4.0	25.1	(1.1)	104.2
Stockholders’ equity	752.9	759.8	7.4	409.8	(1,177.0)	752.9

Total liabilities and equity	$814.2	$2,010.5	$23.2	$453.7	$(1,292.8)	$2,008.8

Condensed Consolidating Statements of Cash Flows

	December 31, 2003
	Parent	KCSR	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
	(dollars in millions)
Net cash flows provided by (used for) operating activities:	$(130.9)	$210.3	$(10.3)	$3.2	$(5.0)	$67.3

Investing activities:
Property acquisitions	—	(78.6)	(0.4)	—	—	(79.0)
Proceeds from disposal of property	—	12.4	—	—	—	12.4
Investments in and loans to affiliates	(41.8)	(6.1)	—	(28.6)	36.1	(40.4)
Proceeds from sale of investments	32.7	—	—	—	—	32.7
Repayment of loans to affiliates	—	—	—	20.7	(20.7)	—
Other, net	(9.3)	(1.8)	(0.1)	(3.2)	5.1	(9.3)

Net	(18.4)	(74.1)	(0.5)	(11.1)	20.5	(83.6)

Financing activities:
Proceeds from issuance of long-term debt	—	—	—	—	—	—
Repayment of long-term debt	—	(58.2)	(1.0)	—	—	(59.2)
Proceeds of loans from affiliates	27.4	—	—	—	(27.4)	—
Repayment of loans from affiliates	(20.7)	—	—	—	20.7	—
Issuance of preferred stock, net	193.0	—	—	—	—	193.0
Proceeds from stock plans	5.1	0.2	—	—	—	5.3
Cash dividends paid	(4.7)	—	—	—	—	(4.7)
Other, net	—	(1.7)	—	8.8	(8.8)	(1.7)

Net	200.1	(59.7)	(1.0)	8.8	(15.5)	132.7

Cash and cash equivalents:
Net increase (decrease)	50.8	76.5	(11.8)	0.9	—	116.4
At beginning of period	(10.8)	17.5	11.8	0.5	—	19.0

At end of period	$40.0	$94.0	$—	$1.4	$—	$135.4

	December 31, 2002
	Parent	KCSR	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
	(dollars in millions)
Net cash flows provided by (used for) operating activities	$(27.9)	$99.6	$13.3	$18.7	$(8.0)	$95.7

Investing activities:
Property acquisitions	—	(79.1)	(0.7)	—	—	(79.8)
Proceeds from disposal of property	—	18.1	—	—	—	18.1
Investments in and loans to affiliates	(3.0)	—	—	(13.0)	11.6	(4.4)
Proceeds from sale of investments	1.4	31.3	—	—	(1.0)	31.7
Other, net	—	(1.0)	—	(8.1)	8.6	(0.5)

Net	(1.6)	(30.7)	(0.7)	(21.1)	19.2	(34.9)

Financing activities:
Proceeds from issuance of long-term debt	—	200.0	—	—	—	200.0
Repayment of long-term debt	(0.4)	(269.3)	(1.0)	(0.2)	—	(270.9)
Proceeds of loans from affiliates	8.0	—	0.2	—	(8.2)	—
Debt issuance costs	—	(5.7)	—	—	—	(5.7)
Proceeds from stock plans	10.0	0.3	—	—	—	10.3
Cash dividends paid	(0.2)	—	—	—	—	(0.2)
Other, net	—	—	—	3.0	(3.0)	—

Net	17.4	(74.7)	(0.8)	2.8	(11.2)	(66.5)

Cash and cash equivalents:
Net increase (decrease)	(12.1)	(5.8)	11.8	0.4	—	(5.7)
At beginning of period	1.3	23.2	—	0.2	—	24.7

At end of period	$(10.8)	$17.4	$11.8	$0.6	$—	$19.0

	December 31, 2001
	Parent	KCSR	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated KCS
	(dollars in millions)
Net cash flows provided by (used for) operating activities	$(10.0)	$74.2	$(3.9)	$7.1	$1.3	$68.7

Investing activities:
Property acquisitions	—	(65.7)	(0.2)	(0.1)	—	(66.0)
Proceeds from disposal of property	—	14.8	3.3	—	—	18.1
Investments in and loans to affiliates	—	(2.6)	—	(9.0)	3.4	(8.2)
Proceeds from sale of investments	—	—	0.6	—	—	0.6
Other, net	—	—	0.5	—	(0.7)	(0.2)

Net	—	(53.5)	4.2	(9.1)	2.7	(55.7)

Financing activities:
Proceeds from issuance of long- term debt	—	35.0	—	—	—	35.0
Repayment of long-term debt	—	(50.0)	(1.0)	(0.3)	—	(51.3)
Proceeds of loans from affiliates	1.4	—	0.6	—	(2.0)	—
Debt issuance costs	—	(0.4)	—	—	—	(0.4)
Proceeds from stock plans	8.9	—	—	—	—	8.9
Cash dividends paid	(0.2)	—	—	—	—	(0.2)
Other, net	(0.3)	(1.5)	—	2.0	(2.0)	(1.8)

Net	9.8	(16.9)	(0.4)	1.7	(4.0)	(9.8)

Cash and cash equivalents:
Net increase (decrease)	(0.2)	3.8	(0.1)	(0.3)	—	3.2
At beginning of period	1.5	19.4	0.1	0.5	—	21.5

At end of period	$1.3	$23.2	$—	$0.2	$—	$24.7

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with accountants on accounting and financial disclosure matters during 2003 or 2002.

Item 9(a).	Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the fiscal year for which this annual report on Form 10-K is filed. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weakness in the internal controls, and therefore no corrective actions were taken.

Part III

The Company has incorporated by reference certain responses to the Items of this Part III pursuant to Rule 12b-23 under the Exchange Act and General Instruction G(3) to Form 10-K. The Company’s definitive proxy statement for the annual meeting of stockholders scheduled for May 6, 2004 (“Proxy Statement”) will be filed no later than 120 days after December 31, 2003.

Item 10.	Directors and Executive Officers of the Company

(a) Directors of the Company

The information set forth in response to Item 401 of Regulation S-K under the heading “Proposal 1—Election of Three Directors” and “The Board of Directors” in the Company’s Proxy Statement is incorporated herein by reference in partial response to this Item 10.

(b) Executive Officers of the Company

The information set forth in response to Item 401 of Regulation S-K under “Executive Officers of the Company,” an unnumbered Item in Part I (immediately following Item 4, Submission of Matters to a Vote of Security Holders), of this Form 10-K, is incorporated herein by reference in partial response to this Item 10.

(c) Compliance with Section 16(a) of the Exchange Act

The information set forth in response to Item 405 of Regulation S-K under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement is incorporated herein by reference in partial response to this Item 10.

(d) Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to directors, officers (including, among others, the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) and employees. The Company has posted its Code of Ethics on its Internet website at www.kcsi.com. The Company will also post on this Internet website any amendments to, or waivers from, a provision of its Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions as required by applicable rules and regulations.

Item 11.	Executive Compensation

The information set forth in response to Item 402 of Regulation S-K under “Management Compensation” and “The Board of Directors—Compensation of Directors” in the Company’s Proxy Statement, (other than the Compensation and Organization Committee Report on Executive Compensation and the Stock Performance Graph), is incorporated herein by reference in response to this Item 11.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth in response to Item 403 of Regulation S-K under the heading “Principal Stockholders and Stock Owned Beneficially by Directors and Certain Executive Officers” in the Company’s Proxy Statement is incorporated herein by reference in partial response to this Item 12.

Equity Compensation Plan Information

The following table provides information as of December 31, 2003 about our common stock that may be issued upon the exercise of options, warrants and rights, as well as shares remaining available for future issuance under our existing equity compensation plans.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(1)
Equity compensation plans approved by security holders	4,612,863	$7.36	6,092,779
Equity compensation plans not approved by security holders	0	0	0

Total	4,612,863	$7.36	6,092,779

(1)	Includes 4,830,792 shares available for issuance under the Employee Stock Purchase Plan. In addition, includes 1,261,987 shares available for issuance under the 1991 Plan as awards in the form of Restricted Shares, Bonus Shares, Performance Units or Performance Shares or issued upon the exercise of Options (including ISOs), stock appreciation rights or limited stock appreciation rights awarded under the 1991 Plan.

The Company has no knowledge of any arrangement the operation of which may at a subsequent date result in a change of control of the Company.

Item 13.	Certain Relationships and Related Transactions

The information set forth in response to Item 404 of Regulation S-K under the heading “Compensation Committee Interlocks and Insider Participation; Certain Relationships and Related Transactions” in the Company’s Proxy Statement is incorporated herein by reference in response to this Item 13.

Item 14.	Principal Accountant Fees and Services

Information concerning principal accounting fees and services under the heading “Audit Matters—Principal Accounting Firm Fees” and “The Board of Directors—The Audit Committee” in the Company’s Proxy Statement is hereby incorporated by reference in response to this Item 14.

Part IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	List of Documents filed as part of this Report

(1)	Financial Statements

The financial statements and related notes, together with the report of KPMG LLP appear in Part II Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

(2)	Financial Statement Schedules

The schedules and exhibits for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission appear in Part II Item 8, “Financial Statements and Supplementary Data”, under the “Index to Financial Statements” of this Form 10-K.

(3)	List of Exhibits

(a)	Exhibits

The Company has incorporated by reference herein certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act.

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession

2.1	Acquisition Agreement, dated as of April 20, 2003, by and among KCS, KARA Sub, Inc., Grupo TMM, S.A., TMM Holdings, S.A. de C.V. and TMM Multimodal, S.A. de C.V. which is filed as Exhibit 10.1 to KCS’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (Commission File No. 1-4717) is incorporated herein by reference as Exhibit 2.1

2.2	Stock Purchase Agreement, dated as of April 20, 2003 by and among KCS, Grupo TMM, S.A. and TFM, S.A. de C.V., which is filed as Exhibit 10.2 to KCS’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (Commission File No. 1-4717) is incorporated herein by reference as Exhibit 2.2

2.3	Form of Amended and Restated Certificate of Incorporation of KCS**

2.4	Form of First Amendment to Rights Agreement**

2.5	Form of Stockholders’ Agreement to be entered into by and among KCS, Grupo TMM, S.A., TMM Holdings, S.A. de C.V., TMM Multimodal, S.A. de C.V. and certain stockholders of Grupo TMM, S.A.**

2.6	Form of Registration Rights Agreement to be entered into by and among KCS, Grupo TMM, S.A., TMM Holdings, S.A. de C.V. and TMM Multimodal, S.A. de C.V.**

2.7	Form of Consulting Agreement to be entered into by and between KCS and a consulting firm to be established by José Serrano Segovia**

2.8	Marketing and Services Agreement to be entered into by and among KCS, Grupo TMM, S.A. and TFM, S.A. de C.V.**

**	Incorporated herein by reference to Appendices A, and C through G, respectively, to KCS’s Special Meeting Preliminary Proxy Statement filed June 26, 2003 (Commission File No. 1-4717), as Exhibits 2.3 through 2.8, respectively.

(3)	Articles of Incorporation and Bylaws

Articles of Incorporation

3.1	Exhibit 3.1 to the Company’s Registration Statement on Form S-4 originally filed July 12, 2002 (Registration No. 333-92360), as amended and declared effective on July 30, 2002 (the “ 2002 S-4 Registration Statement”), Restated Certificate of Incorporation, is hereby incorporated by reference as Exhibit 3.1

Bylaws

3.2	The By-Laws of Kansas City Southern, as amended and restated to March 8, 2004, is attached hereto as Exhibit 3.2

(4)	Instruments Defining the Right of Security Holders, Including Indentures

4.1	The Fourth, Seventh, Eighth, Eleventh, Twelfth, Thirteenth, Fourteenth, Fifteenth and Sixteenth paragraphs of Exhibit 3.1 hereto are incorporated by reference as Exhibit 4.1

4.2	Article I, Sections 1, 3 and 11 of Article II, Article V and Article VIII of Exhibit 3.2 hereto are incorporated by reference as Exhibit 4.2

4.3	The Indenture, dated July 1, 1992 between the Company and The Chase Manhattan Bank (the “1992 Indenture”) which is attached as Exhibit 4 to the Company’s Shelf Registration of $300 million of Debt Securities on Form S-3 filed June 19, 1992 (Registration No. 33-47198) and as Exhibit 4(a) to the Company’s Form S-3 filed March 29, 1993 (Registration No. 33-60192) registering $200 million of Debt Securities, is hereby incorporated by reference as Exhibit 4.3

4.3.1	Exhibit 4.5.2 to the Company’s Form 10-K for the fiscal year ended December 31, 1999 (Commission File No. 1-4717), Supplemental Indenture dated December 17, 1999 to the 1992 Indenture with respect to the 6.625% Notes Due March 1, 2005 issued pursuant to the 1992 Indenture, is hereby incorporated by reference as Exhibit 4.3.1

4.3.2	Exhibit 4.5.4 to the Company’s Form 10-K for the fiscal year ended December 31, 1999 (Commission File No. 1-4717), Supplemental Indenture dated December 17, 1999 to the 1992 Indenture with respect to the 7% Debentures Due December 15, 2025 issued pursuant to the 1992 Indenture, is hereby incorporated by reference as Exhibit 4.3.2

4.4	Exhibit 99 to the Company’s Form 8-A dated October 24, 1995 (Commission File No. 1-4717), which is the Stockholder Rights Agreement by and between the Company and Harris Trust and Savings Bank dated as of September 19, 1995, is hereby incorporated by reference as Exhibit 4.4

4.5	Exhibit 4.1 to the Company’s S-4 Registration Statement on Form S-4 originally filed on January 25, 2001 (Registration No. 333-54262), as amended and declared effective on March 15, 2001 (the “2001 S-4 Registration Statement”), the Indenture, dated as of September 27, 2000, among the Company, The Kansas City Southern Railway Company (“KCSR”), certain other subsidiaries of the Company and The Bank of New York, as trustee (the “2000 Indenture”), is hereby incorporated by reference as Exhibit 4.5

4.5.1	Exhibit 4.1.1 to the Company’s 2001 S-4 Registration Statement (Registration No. 333-54262), Supplemental Indenture, dated as of January 29, 2001, to the 2000 Indenture, among the Company, KCSR, certain other subsidiaries of the Company and The Bank of New York, as trustee, is hereby incorporated by reference as Exhibit 4.5.1

4.6	Form of Exchange Note (included as Exhibit B to Exhibit 4.5.1 hereto)

4.7	Exhibit 4.3 to the Company’s 2001 S-4 Registration Statement (Registration No. 333-54262), the Exchange and Registration Rights Agreement, dated as of September 27, 2000, among the Company, KCSR, certain other subsidiaries of the Company, is hereby incorporated by reference as Exhibit 4.7

4.8	The Indenture, dated June 12, 2002, among KCSR, the Company and certain subsidiaries of the Company, and U.S. Bank National Association, as Trustee (the “2002 Indenture”), which is attached as Exhibit 4.1 to the 2002 S-4 Registration Statement (Registration No. 333-92360) is hereby incorporated by reference as Exhibit 4.8

4.8.1	Form of Face of Exchange Note, included as Exhibit B to Exhibit 4.8 and filed as Exhibit 4.2 to the 2002 S-4 Registration Statement (Registration No. 333-92360) is hereby incorporated by reference as Exhibit 4.8.1

4.9	Certificate of Designations, which is filed as Exhibit 3.1(b) to KCS’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (Commission File No. 1-4717), is hereby incorporated by reference as Exhibit 4.1

4.10	Exhibit 4.5 to the Company’s Registration Statement on Form S-3 originally filed on August 1, 2003 (Registration No. 333-107573), as amended and declared effective on October 24, 2003 (the “2003 S-3 Registration Statement”), Registration Rights Agreement dated May 5, 2003 among KCS, Morgan Stanley & Co. Incorporated and Deutsche Bank Securities Inc., is hereby incorporated by reference as Exhibit 4.10.

(9)	Voting Trust Agreement
(Inapplicable)

(10)	Material Contracts

10.1	Form of Officer Indemnification Agreement which is attached as Exhibit 10.1 to the Company’s Form 10-K for the year ended December 31, 2001 (Commission File No. 1-4717), is hereby incorporated by reference as Exhibit 10.1

10.2	Form of Director Indemnification Agreement which is attached as Exhibit 10.2 to the Company’s Form 10-K for the year ended December 31, 2001 (Commission File No. 1-4717), is hereby incorporated by reference as Exhibit 10.2

10.3	The 1992 Indenture (See Exhibit 4.3)

10.4.1	Supplemental Indenture dated December 17, 1999 to the 1992 Indenture with respect to the 6.625% Notes Due March 1, 2005 issued pursuant to the 1992 Indenture (See Exhibit 4.3.1)

10.4.2	Supplemental Indenture dated December 17, 1999 to the 1992 Indenture with respect to the 7% Debentures Due December 15, 2025 issued pursuant to the 1992 Indenture (See Exhibit 4.3.2)

10.5	Exhibit 10.1 to the Company’s Form 10-Q for the period ended March 31, 1997 (Commission File No. 1-4717), The Kansas City Southern Railway Company Directors’ Deferred Fee Plan as adopted August 20, 1982 and the amendment thereto effective March 19, 1997 to such plan, is hereby incorporated by reference as Exhibit 10.5

10.6	Exhibit 10.4 to the Company’s Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 1-4717), Description of the Company’s 1991 incentive compensation plan, is hereby incorporated by reference as Exhibit 10.6

10.7	Exhibit 10.10 to the Company’s 2002 S-4 Registration Statement (Registration No. 333-92360), Directors Deferred Fee Plan, adopted August 20, 1982, amended and restated June 1, 2002, is hereby incorporated by reference as Exhibit 10.7

10.8	Kansas City Southern 1991 Amended and Restated Stock Option and Performance Award Plan, as amended and restated effective as of November 7, 2002 which is attached as Exhibit 10.8 to the Company’s Form 10-K for the year ended December 31, 2002 (Commission File No. 1-4717), is hereby incorporated by reference as Exhibit 10.8

10.9	Exhibit 10.8 to the Company’s 2001 S-4 Registration Statement (Registration No. 333-54262), Tax Disaffiliation Agreement, dated October 23, 1995, by and between the Company and DST Systems, Inc., is hereby incorporated by reference as Exhibit 10.9

10.10.1	Kansas City Southern 401(k) and Profit Sharing Plan (Amended and Restated Effective April 1, 2002), which is attached as Exhibit 10.10.1 to the Company’s Form 10-K for the year ended December 31, 2002 (Commission File No. 1-4717), is hereby incorporated by reference as Exhibit 10.10.1

10.10.2	First Amendment to the Kansas City Southern 401(k) and Profit Sharing Plan (As Amended and Restated Effective April 1, 2002), effective January 1, 2003, which is attached as Exhibit 10.10.2 to the Company’s Form 10-K for the year ended December 31, 2002 (Commission File No. 1-4717), is hereby incorporated by reference as Exhibit 10.10.2

10.10.3	Amendment to the Kansas City Southern 401(k) and Profit Sharing Plan (As Amended and Restated Effective April 1, 2002), dated June 30, 2003 and effective as of January 1, 2001, is attached hereto as Exhibit 10.10.3

10.10.4	Amendment to the Kansas City Southern 401(k) and Profit Sharing Plan (As Amended and Restated Effective April 1, 2002), dated December 3, 2003 and effective as of January 1, 2003, is attached hereto as Exhibit 10.10.4

10.11	Exhibit 10.10 to the Company’s 2001 S-4 Registration Statement (Registration No. 333-54262), the Assignment, Consent and Acceptance Agreement, dated August 10, 1999, by and among the Company, DST Systems, Inc. and Stilwell Financial Inc., is hereby incorporated by reference as Exhibit 10.11

10.12	Employment Agreement, as amended and restated January 1, 2001, by and among the Company, KCSR and Michael R. Haverty, which is attached as Exhibit 10.12 to the Company’s Form 10-K for the year ended December 31, 2001 (Commission File No. 1-4717), is hereby incorporated by reference as Exhibit 10.12

10.13	Exhibit 10.14 to the Company’s 2001 S-4 Registration Statement (Registration No. 333-54262), Employment Agreement, dated January 1, 1999, by and among the Company, KCSR and Gerald K. Davies, is hereby incorporated by reference as Exhibit 10.13

10.13.1	Amendment to Employment Agreement, dated as of January 1, 2001, by and among the Company, KCSR and Gerald K. Davies which is attached as Exhibit 10.13.1 to the Company’s Form 10-K for the year ended December 31, 2001 (Commission File No. 1-4717) is hereby incorporated by reference as Exhibit 10.13.1

10.14	Employment Agreement, dated June 1, 2002 by and among the Company, KCSR and Ronald G. Russ, which is attached as Exhibit 10.17 to the Company’s 2002 S-4 Registration Statement (Registration No. 333-92360) is hereby incorporated by reference as Exhibit 10.14

10.14.1	First Amendment to Employment Agreement, dated March 14, 2003, by and among the Company, KCSR, and Ronald G. Russ, which is attached as Exhibit 10.14.1 to the Company’s Form 10-K for the year ended December 31, 2002 (Commission File No. 1-4717), is hereby incorporated by reference as Exhibit 10.14.1

10.15	Employment Agreement, dated September 1, 2001, by and between the Company, KCSR and Jerry W. Heavin, which is attached as Exhibit 10.15 to the Company’s Form 10-K for the year ended December 31, 2002 (Commission File No. 1-4717), is hereby incorporated by reference as Exhibit 10.15

10.15.1	First Amendment to Employment Agreement, dated March 14, 2003, by and among the Company, KCSR and Jerry W. Heavin, which is attached as Exhibit 10.15.1 to the Company’s Form 10-K for the year ended December 31, 2002 (Commission File No. 1-4717), is hereby incorporated by reference as Exhibit 10.l5.1

10.16	Employment Agreement, dated August 14, 2000, by and between the Company, KCSR and Larry O. Stevenson, which is attached as Exhibit 10.16 to the Company’s Form 10-K for the year ended December 31, 2002 (Commission File No. 1-4717), is hereby incorporated by reference as Exhibit 10.16

10.16.1	Amendment to Employment Agreement dated January 1, 2002, by and among the Company, KCSR and Larry O. Stevenson, which is attached as Exhibit 10.16.1 to the Company’s Form 10-K for the year ended December 31, 2002 (Commission File No. 1-4717), is hereby incorporated by reference as Exhibit 10.16.1

10.16.2	Amendment to Employment Agreement, dated March 14, 2003, by and among the Company, KCSR and Larry O. Stevenson, which is attached as Exhibit 10.16.2 to the Company’s Form 10-K for the year ended December 31, 2002 (Commission File No. 1-4717), is hereby incorporated by reference as Exhibit 10.16.2

10.17	Employment Agreement (Amended and Restated January 1, 2001) by and between the Company and Louis G. Van Horn, which is attached as Exhibit 10.17 to the Company’s Form 10-K for the year ended December 31, 2002 (Commission File No. 1-4717), is hereby incorporated by reference as Exhibit 10.17

10.18	Employment Agreement dated as of February 9, 2004, by and among the Company, KCSR and Mark W. Osterberg is attached hereto as Exhibit 10.18

10.19	Exhibit 10.18 to the Company’s Form 10-K for the year ended December 31, 1998 (Commission File No. 1-4717), Kansas City Southern Industries, Inc. Executive Plan, as amended and restated effective November 17, 1998, is hereby incorporated by reference as Exhibit 10.19

10.20	The Kansas City Southern Annual Incentive Plan, which is attached as Exhibit 10.20 to the Company’s Form 10-K for the year ended December 31, 2002 (Commission File No. 1-4717), is hereby incorporated by reference as Exhibit 10.20

10.21	Amendment and Restatement Agreement dated June 12, 2002, among the Company, KCSR and the lenders named therein, together with the Amended and Restated Credit Agreement dated June 12, 2002 among the Company, KCSR and the lenders named therein attached thereto as Exhibit A, which is attached as Exhibit 10.6 to the Company’s 2002 S-4 Registration Statement (Registration No. 333-92360), is hereby incorporated by reference as Exhibit 10.21

10.21.1	Reaffirmation Agreement, dated June 12, 2002, among the Company, KCSR and JP Morgan Chase Bank, which is attached as Exhibit 10.6.1 to the Company’s 2002 S-4 Registration Statement (Registration No. 333-92360), is hereby incorporated by reference as Exhibit 10.21.1

10.21.2	Master Assignment and Acceptance, dated June 12, 2002, among the Company, KCSR and the lenders named therein, which is attached as Exhibit 10.6.2 to the Company’s 2002 S-4 Registration Statement (Registration No. 333-92360), is hereby incorporated by reference as Exhibit 10.21.2

10.21.3	The First Amendment, dated as of April 3, 2003, to the Amended and Restated Credit Agreement (as amended, supplemented or otherwise modified from time to time, the “Credit Agreement”) dated as of June 12, 2002 among the Company, KCSR, the Lenders party thereto and JP Morgan Chase Bank, which is attached as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2003 (Commission File No. 1-4717), is hereby incorporated by reference as Exhibit 10.21.3

10.21.4	The Second Amendment, dated as of April 28, 2003, to the Credit Agreement, which is attached as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2003 (Commission File No. 1-4717), is hereby incorporated by reference as Exhibit 10.21.3

10.22	The 2000 Indenture (See Exhibit 4.5)

10.23	Supplemental Indenture, dated as of January 29, 2001, to the 2000 Indenture (See Exhibit 4.5.1)

10.24	Exhibit 10.23 to the Company’s 2001 S-4 Registration Statement (Registration No. 333-54262), Intercompany Agreement, dated as of August 16, 1999, between the Company and Stilwell Financial Inc., is hereby incorporated by reference as Exhibit 10.24

10.25	Exhibit 10.24 to the Company’s 2001 S-4 Registration Statement (Registration No. 333-54262), Tax Disaffiliation Agreement, dated as of August 16, 1999, between the Company and Stilwell Financial Inc., is hereby incorporated by reference as Exhibit 10.25

10.26	Exhibit 10.25 to the Company’s 2001 S-4 Registration Statement (Registration No. 333- 54262), Pledge Agreement, dated as of January 11, 2000, among the Company, KCSR, the subsidiary pledgors party thereto and The Chase Manhattan Bank, as Collateral Agent (the “Pledge Agreement”), is hereby incorporated by reference as Exhibit 10.26

10.27	Exhibit 10.26 to the Company’s 2001 S-4 Registration Statement (Registration No. 333-54262), Guarantee Agreement, dated as of January 11, 2000, among the Company, the subsidiary guarantors party thereto and The Chase Manhattan Bank, as Collateral Agent (the “Guarantee Agreement”), is hereby incorporated by reference as Exhibit 10.27

10.28	Exhibit 10.27 to the Company’s 2001 S-4 Registration Statement (Registration No. 333-54262), Security Agreement, dated as of January 11, 2000, among the Company, KCSR, the subsidiary guarantors party thereto and The Chase Manhattan Bank, as Collateral Agent (the “Security Agreement”), is hereby incorporated by reference as Exhibit 10.28

10.29	Exhibit 10.28 to the Company’s 2001 S-4 Registration Statement (Registration No. 333-54262), Indemnity, Subrogation and Contribution Agreement, dated as of January 11, 2000, among the Company, KCSR, the subsidiary guarantors party thereto and The Chase Manhattan Bank, as Collateral Agent (the “Indemnity, Subrogation and Contribution Agreement”), is hereby incorporated by reference as Exhibit 10.29

10.30	Exhibit 10.29 to the Company’s 2001 S-4 Registration Statement (Registration No. 333-54262), Supplement No. 1, dated as of January 29, 2001, to the Pledge Agreement, among PABTEX GP, LLC, SIS Bulk Holding, Inc. and The Chase Manhattan Bank, as Collateral Agent, is hereby incorporated by reference as Exhibit 10.30

10.31	Exhibit 10.30 to the Company’s 2001 S-4 Registration Statement (Registration No. 333-54262), Supplement No. 1, dated as of January 29, 2001, to the Guarantee Agreement, among PABTEX GP, LLC, SIS Bulk Holding, Inc. and The Chase Manhattan Bank, as Collateral Agent, is hereby incorporated by reference as Exhibit 10.31

10.32	Exhibit 10.31 to the Company’s 2001 S-4 Registration Statement (Registration No. 333-54262), Supplement No. 1, dated as of January 29, 2001, to the Security Agreement, among PABTEX GP, LLC, SIS Bulk Holding, Inc. and The Chase Manhattan Bank, as Collateral Agent, is hereby incorporated by reference as Exhibit 10.32

10.33	Exhibit 10.32 to the Company’s 2001 S-4 Registration Statement (Registration No. 333-54262), Supplement No. 1, dated as of January 29, 2001, to the Indemnity, Subrogation and Contribution Agreement, among PABTEX GP, LLC, SIS Bulk Holding, Inc. and The Chase Manhattan Bank, as Collateral Agent, is hereby incorporated by reference as Exhibit 10.33

10.34	Lease Agreement, as amended, between The Kansas City Southern Railway Company and Broadway Square Partners LLP dated June 26, 2001, which is attached as Exhibit 10.34 to the Company’s Form 10-K for the year ended December 31, 2001 (Commission File No. 1-4717), is hereby incorporated by reference as Exhibit 10.34

10.35	The 2002 Indenture (See Exhibit 4.8)

10.36	Agreement to Forego Compensation between A. Edward Allinson and the Company, fully executed on March 30, 2001; Loan Agreement between A. Edward Allinson and the Company fully executed on September 18, 2001; and the Promissory Note executed by the Trustees of The A. Edward Allinson Irrevocable Trust Agreement dated, June 4, 2001, Courtney Ann Arnot, A. Edward Allinson III and Bradford J. Allinson, Trustees, as Maker, and the Company, as Holder, which are attached as Exhibit 10.36 to the Company’s Form 10-K for the year ended December 31, 2002 (Commission File No. 1-4717), are hereby incorporated by reference as Exhibit 10.36

10.37	Agreement to Forego Compensation between Michael G. Fitt and the Company, fully executed on March 30, 2001; Loan Agreement between Michael G. Fitt and the Company, fully executed on September 7, 2001; and the Promissory Note executed by the Trustees of The Michael G. and Doreen E. Fitt Irrevocable Insurance Trust, Anne E. Skyes, Colin M-D. Fitt and Ian D.G. Fitt, Trustees, as Maker, and the Company, as Holder, which are attached as Exhibit 10.37 to the Company’s Form 10-K for the year ended December 31, 2002 (Commission File No. 1-4717), are hereby incorporated by reference as Exhibit 10.37

10.38.1	Kansas City Southern Employee Stock Ownership Plan (As Amended and Restated Effective April 1, 2002), which is attached as Exhibit 10.38 to the Company’s Form 10-K for the year ended December 31, 2002 (Commission File No. 1-4717), is hereby incorporated by reference as Exhibit 10.38

10.38.2	Amendment to the Kansas City Southern Employee Stock Ownership Plan (As Amended and Restated Effective April 1, 2002), dated June 30, 2003 and effective as of January 1, 2001, is attached hereto as Exhibit 10.38.2

10.38.3	Amendment to the Kansas City Southern Employee Stock Ownership Plan (As Amended and Restated Effective April 1, 2002), dated December 3, 2003 and effective as of January 1, 2003, is attached hereto as Exhibit 10.38.3

10.39	Placement Agreement dated April 29, 2003 by and among the Company, Morgan Stanley & Co. Incorporated and Deutsche Bank Securities Inc., which is attached as Exhibit 10 to the Company’s Form 10-Q for the quarter ended June 30, 2003, is hereby incorporated by reference as Exhibit 10.39

(11)	Statement Re Computation of Per Share Earnings

(Inapplicable)

(12)	Statements Re Computation of Ratios

12.1	The Computation of Ratio of Earnings to Fixed Charges prepared pursuant to Item 601(b)(12) of Regulation S-K is attached to this Form 10-K as Exhibit 12.1

(13)	Annual Report to Security Holders, Form 10-Q or Quarterly Report to Security Holders

(Inapplicable)

(16)	Letter Re Change in Certifying Accountant

(Inapplicable)

(18)	Letter Re: Change in Accounting Principles

(Inapplicable)

(21)	Subsidiaries of the Company

21.1	The list of the Subsidiaries of the Company prepared pursuant to Item 601(b)(21) of Regulation S-K is attached to this Form 10-K as Exhibit 21.1

(22)	Published Report Regarding Matters Submitted to Vote of Security Holders

(Inapplicable)

(23)	Consents of Experts and Counsel

23.1	The Consents of Independent Accountants prepared pursuant to Item 601(b)(23) of Regulation S-K are attached to this Form 10-K as Exhibit 23.1

(24)	Power of Attorney

(Inapplicable)

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Michael R. Haverty, Chief Executive Officer of the Company, is attached hereto as Exhibit 31.1

31.2	Certification of Ronald G. Russ, Chief Financial Officer of the Company, is attached hereto as Exhibit 31.2

(32)	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Michael R. Haverty, Chief Executive Officer of the Company, and Ronald G. Russ, Chief Financial Officer of the Company, is attached hereto as Exhibit 32

(99)	Additional Exhibits

99.1	The combined and consolidated financial statements of Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. (including the notes thereto and the Report of Independent Accountants thereon) as of December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003 as listed under Item 15(a)(2) herein, are hereby included in this Form 10-K as Exhibit 99.1

(b)	Reports on Form 8-K

The Company furnished a Current Report on Form 8-K, dated October 8, 2003, under Items 7 and 9 of such form, reporting the announcement of the date, time and other relevant information regarding the Company’s third quarter presentation and conference call of its financial results for the three and nine months ended September 30, 2003.

The Company furnished a Current Report on Form 8-K, dated October 9, 2003, under Items 7 and 9 of such form, reporting the announcement that it accepted the decision of the Surface Transportation Board to suspend the procedural schedule involving KCS’s request to gain regulatory approval of the control of The Texas-Mexican Railway Company, a wholly owned subsidiary of Mexrail, Inc.

The Company filed a Current Report on Form 8-K, dated October 23, 2003, under Items 5 and 7 of such form, reporting the announcement that Chancellor William B. Chandler III of the Court of Chancery of the State of Delaware had, in a ruling from the bench, stated his intention to grant KCS’s motion seeking a preliminary injunction to preserve the status quo pending resolution of KCS’s dispute with Grupo TMM, S.A., and its subsidiaries TMM Holdings, S.A. de C.V. and TMM Multimodal, S.A. de C.V.

The Company furnished a Current Report on Form 8-K, dated October 27, 2003, under Items 7 and 9 of such form, reporting the announcement that its registration statement on Form S-3 relating to the resale of its 4.25% Redeemable Cumulative Convertible Perpetual Preferred Stock, Series C, and the underlying common stock, by the selling security holders of these securities had been declared effective by the Securities and Exchange Commission.

The Company furnished a Current Report on Form 8-K, dated November 3, 2003, under Items 7 and 12 of such form, reporting the announcement of KCS’s third quarter and year to date 2003 earnings and operating results.

The Company furnished a Current Report on Form 8-K, dated December 16, 2003, under Items 7 and 9 of such form, reporting pro forma financial information of the Company that was included in the Post-Effective Amendment No. 3 to the Company’s registration statement on Form S-3 filed December 16, 2003 (“Post-Effective Amendment No. 3”) and included Pro Forma Condensed Consolidated Balance Sheet As of September 30, 2003, Pro Forma Condensed Consolidated Income Statement for the Six Months Ended June 30, 2003 and Pro Forma Condensed Consolidated Income Statement for the Year Ended December 31, 2002. The Company also furnished information included in the Post-Effective Amendment No. 3 relating to the Company’s Computation of Ratio of Earnings to Fixed Charges.

The Company furnished a Current Report on Form 8-K/A dated December 19, 2003, under Items 7 and 9 of such form, to amend the Company’s Current Report on Form 8-K filed on December 17, 2003, and Exhibit 99.1 thereto, which contained a clerical error in labeling the Pro Forma Condensed Consolidated Income Statement for the Six Months Ended June 30, 2003 (rather than the Nine Months Ended September 30, 2003).

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KANSAS CITY SOUTHERN

By:	/s/ M.R. HAVERTY

M.R. Haverty Chairman, President, Chief Executive Officer and Director

March 29, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 29, 2004.

Signature	Capacity

/S/ M.R. HAVERTY M.R. Haverty	Chairman, President, Chief Executive Officer and Director

/S/ G.K. DAVIES G.K. Davies	Executive Vice President and Chief Operating Officer

/S/ R.G. RUSS R.G. Russ	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ M.W. OSTERBERG M.W. Osterberg	Vice President and Comptroller (Principal Accounting Officer)

/S/ A.E. ALLINSON A.E. Allinson	Director

/S/ M.G. FITT M.G. Fitt	Director

/S/ J.R. JONES J.R. Jones	Director

/S/ T.A. MCDONNELL T.A. McDonnell	Director

/S/ K.L. PLETZ K.L. Pletz	Director

L.H. Rowland	Director

/S/ R.E. SLATER R.E. Slater	Director

/S/ B.G. THOMPSON B.G. Thompson	Director

KANSAS CITY SOUTHERN

2003 FORM 10-K ANNUAL REPORT

INDEX TO EXHIBITS

Exhibit No.	Document	Regulation S-K Item 601(b) Exhibit No.
3.2	The By-Laws of Kansas City Southern, as amended and restated to March 8, 2004	3

10.10.3	Amendment to the Kansas City Southern 401(k) and Profit Sharing Plan (As Amended and Restated Effective April 1, 2002), dated June 30, 2003 and effective as of January 1, 2001	10

10.10.4	Amendment to the Kansas City Southern 401(k) and Profit Sharing Plan (As Amended and Restated Effective April 1, 2002), dated December 3, 2003 and effective as of January 1, 2001	10

10.18	Employment Agreement dated as of February 9, 2004 by and among the Company, KCSR and Mark W. Osterberg	10

10.38.2	Amendment to the Kansas City Southern Employee Stock Ownership Plan (As Amended and Restated Effective April 1, 2002), dated June 30, 2003 and effective as of January 1, 2001	10

10.38.3	Amendment to the Kansas City Southern Employee Stock Ownership Plan (As Amended and Restated Effective April 1, 2002), dated December 3, 2003 and effective as of January 1, 2003	10

12.1	Computation of Ratio of Earnings to Fixed Charges	12

21.1	Subsidiaries of the Company	21

23.1	Consents of Independent Accountants	23

31.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Michael R. Haverty	31

31.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Ronald G. Russ	31

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—Michael R. Haverty and Ronald G. Russ	32

99.1	Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. combined and consolidated financial statements as of December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003	99