Form 10-Q
period 2004-03-31
KANSAS CITY SOUTHERN
filed 2004-05-10
CIK 54480

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                        [X] QUARTERLY REPORT PURSUANT TO
                           SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

          Class                                    Outstanding at April 30, 2004
--------------------------------------------------------------------------------
Common Stock, $.01 per share par value                         62,646,680 Shares
--------------------------------------------------------------------------------

                              KANSAS CITY SOUTHERN

                                    FORM 10-Q
                                 MARCH 31, 2004

                                      INDEX

                                                                           Page

PART I - FINANCIAL INFORMATION


Item 1.           Financial Statements

Introductory Comments                                                          2


Consolidated Balance Sheets -
     March 31, 2004 and December 31, 2003                                      3


Consolidated Statements of Income -
     Three Months Ended March 31, 2004 and 2003                                4


Consolidated Statements of Cash Flows -
     Three Months Ended March 31, 2004 and 2003                                5


Consolidated Statement of Changes in Stockholders' Equity -
     Three Months Ended March 31, 2004                                         6


Notes to Consolidated Financial Statements                                     7


Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         15


Item 3.           Quantitative and Qualitative Disclosures About Market Risk  24


Item 4.           Controls and Procedures                                     24


PART II - OTHER INFORMATION


Item 1.           Legal Proceedings                                           25

Item 4.           Submission of Matters to a Vote of Security Holders         25

Item 6.           Exhibits and Reports on Form 8-K                            26



SIGNATURES                                                                    27
----------

                              KANSAS CITY SOUTHERN
                                    FORM 10-Q
                                 MARCH 31, 2004


PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


Introductory Comments

The Consolidated Financial Statements included herein have been prepared by Kansas City Southern (the "Company" or "KCS"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and the notes thereto, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q. Results for the three months ended March 31, 2004 are not necessarily indicative of the results expected for the full year 2004.




                                                 KANSAS CITY SOUTHERN
                                              CONSOLIDATED BALANCE SHEETS
                                     (Dollars in millions, except share amounts)


                                                                                    March 31,          December 31,
                                                                                      2004                 2003
                                                                                ------------------   ------------------
                                                                                   (Unaudited)
 ASSETS

 Current Assets:
      Cash and cash equivalents                                                     $       188.6        $       135.4
      Accounts receivable, net                                                              105.8                108.2
      Accounts receivable from related parties                                                3.3                  6.4
      Inventories                                                                            41.9                 36.8
      Other current assets                                                                   25.0                 21.3
                                                                                ------------------   ------------------
          Total current assets                                                              364.6                308.1
                                                                                ------------------   ------------------

 Investments                                                                                446.5                442.7

 Properties (net of $745.0 and $734.3 accumulated
      depreciation and amortization, respectively)                                        1,372.0              1,362.5

 Goodwill                                                                                    10.6                 10.6

 Other assets                                                                                31.1                 29.0
                                                                                ------------------   ------------------

      Total assets                                                                  $     2,224.8        $     2,152.9
                                                                                ==================   ==================

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
      Debt due within one year                                                      $         9.9        $         9.9
      Accounts and wages payable                                                             42.8                 45.5
      Accrued liabilities                                                                   134.1                119.4
                                                                                ------------------   ------------------
          Total current liabilities                                                         186.8                174.8
                                                                                ------------------   ------------------

 Other Liabilities
      Long-term debt                                                                        564.4                513.5
      Deferred income taxes                                                                 391.7                391.5
      Other noncurrent liabilities and deferred credits                                     111.4                109.4
                                                                                ------------------   ------------------
          Total other liabilities                                                         1,067.5              1,014.4
                                                                                ------------------   ------------------

 Stockholders' Equity:
      $25 par, 4% noncumulative, Preferred stock, 840,000
        shares authorized, 649,736 shares issued, 242,170                                     6.1                  6.1
        shares outstanding
      $1 par, Cumulative Preferred stock, 400,000 shares
        authorized, issued and outstanding at March 31, 2004
        and December 31, 2003                                                                 0.4                  0.4
      $.01 par, Common stock, 400,000,000 shares authorized;
        73,369,116 shares issued; 62,641,294 and 62,175,621
        shares outstanding at March 31, 2004 and December 31,
        2003, respectively                                                                    0.6                  0.6
      Paid in capital                                                                       115.7                110.9
      Retained earnings                                                                     847.4                846.2
      Accumulated other comprehensive income (loss)                                           0.3                 (0.5)
                                                                                ------------------   ------------------
          Total stockholders' equity                                                        970.5                963.7
                                                                                ------------------   ------------------

      Total liabilities and stockholders' equity                                    $     2,224.8        $     2,152.9
                                                                                ==================   ==================

                                     See accompanying notes to consolidated financial statements.


                                             KANSAS CITY SOUTHERN
                                      CONSOLIDATED STATEMENTS OF INCOME
                          (Dollars in millions, except share and per share data)
                                                 (Unaudited)


                                                                                            Three Months
                                                                                           Ended March 31,
                                                                                ---------------------------------------

                                                                                      2004                 2003
                                                                                ------------------   ------------------

Revenues                                                                             $      147.8         $      140.2

Operating expenses
   Compensation and benefits                                                                 50.8                 50.5
   Purchased services                                                                        15.6                 15.1
   Fuel                                                                                      14.8                 12.8
   Equipment costs                                                                           13.0                 14.0
   Depreciation and amortization                                                             12.8                 15.9
   Casualties and insurance                                                                   5.7                  8.1
   Other leases                                                                               2.7                  2.5
   Other                                                                                     15.0                 14.5
                                                                                ------------------   ------------------
Total operating expenses                                                                    130.4                133.4
                                                                                ------------------   ------------------

Operating income                                                                             17.4                  6.8

Equity in net earnings of unconsolidated affiliates:
     Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V.                                  1.3                  6.9
     Other                                                                                    0.1                  0.1
Interest expense                                                                            (10.8)               (11.5)
Debt retirement costs                                                                        (4.2)                   -
Other income                                                                                  1.5                  1.3
                                                                                ------------------   ------------------
Income before income taxes and cumulative effect of accounting change                         5.3                  3.6
Income tax provision (benefit)                                                                1.9                 (1.1)
                                                                                ------------------   ------------------

Income before cumulative effect of accounting change                                          3.4                  4.7
Cumulative effect of accounting change, net of income taxes                                     -                  8.9
                                                                                ------------------   ------------------
Net income
                                                                                              3.4                 13.6
Preferred stock dividends                                                                     2.2                  0.1
                                                                                ------------------   ------------------
Net income available to common shareholders                                          $        1.2         $       13.5
                                                                                ==================   ==================

Per Share Data
Basic earnings per Common share
   Income before cumulative effect of accounting change                              $       0.02         $       0.08
   Cumulative effect of accounting change, net of income taxes                                  -                 0.14
                                                                                ------------------   ------------------
       Total basic earnings per Common share                                         $       0.02         $       0.22
                                                                                ==================   ==================

Diluted earnings per Common share
   Income before cumulative effect of accounting change                              $       0.02         $       0.08
   Cumulative effect of accounting change, net of income taxes                                  -                 0.14
                                                                                ------------------   ------------------
       Total diluted earnings per Common share                                       $       0.02         $       0.22
                                                                                ==================   ==================

Weighted average Common shares outstanding (in thousands)
       Basic                                                                               62,504               61,427
       Potential dilutive Common shares                                                     1,307                1,436
                                                                                ------------------   ------------------
         Diluted                                                                           63,811               62,863
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



                                                     KANSAS CITY SOUTHERN
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Dollars in millions)
                                                         (Unaudited)


                                                                                             Three Months
                                                                                            Ended March 31,
                                                                                  -------------------------------------

                                                                                      2004                 2003
                                                                                ------------------   ------------------
CASH FLOWS PROVIDED BY (USED FOR):

OPERATING ACTIVITIES:
   Net income                                                                        $        3.4         $       13.6
   Adjustments to reconcile net income to net cash
    Provided by operating activities
     Depreciation and amortization                                                           12.8                 15.9
     Deferred income taxes                                                                   (0.7)                 7.0
     Equity in undistributed earnings of unconsolidated affiliates                           (1.4)                (7.0)
     Gain on sale of property                                                                (0.2)                (1.3)
     Cumulative effect of accounting change                                                     -                 (8.9)
     Tax benefit realized upon exercise of stock options                                      0.8                  0.8
   Changes in working capital items
     Accounts receivable                                                                      5.5                  9.6
     Inventories                                                                             (5.2)                (2.1)
     Other current assets                                                                    (2.1)                15.6
     Accounts and wages payable                                                              (0.9)                (1.8)
     Accrued liabilities                                                                     21.0                  7.9
   Other, net                                                                                 7.0                 (1.4)
                                                                                ------------------   ------------------
     Net cash provided by operating activities                                               40.0                 47.9
                                                                                ------------------   ------------------


INVESTING ACTIVITIES:
   Property acquisitions                                                                    (29.0)               (12.1)
   Proceeds from disposal of property                                                         0.5                  7.5
   Investment in and loans to affiliates                                                     (2.2)                   -
   Other, net                                                                                (4.9)                 1.0
                                                                                ------------------   ------------------
     Net cash used for investing activities                                                 (35.6)                (3.6)
                                                                                ------------------   ------------------


FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                                                 150.0                    -
   Repayment of long-term debt                                                              (99.0)                (0.8)
   Debt issuance costs                                                                       (2.1)                   -
   Proceeds from stock plans                                                                  2.1                  1.6
   Cash dividends paid                                                                       (2.2)                (0.1)
                                                                                ------------------   ------------------
     Net cash provided by financing activities                                               48.8                  0.7
                                                                                ------------------   ------------------


CASH AND CASH EQUIVALENTS:
   Net increase in cash and cash equivalents                                                 53.2                 45.0
   At beginning of year                                                                     135.4                 19.0
                                                                                ------------------   ------------------
   At end of period                                                                  $      188.6         $       64.0
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


                                          KANSAS CITY SOUTHERN
                       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                (Dollars in millions, except share amounts)
                                                (Unaudited)


                                                        $1 Par                                             Accumulated
                                          $25 Par     Cumulative    $.01 Par        Paid                      Other
                                         Preferred    Preferred      Common          In        Retained   Comprehensive
                                           Stock        Stock        Stock        Capital      Earnings   Income (Loss)     Total
                                        ------------ ----------- ------------- ------------ ------------ ---------------- ----------

Balance at December 31, 2003            $    6.1     $   0.4       $    0.6      $  110.9     $  846.2      $   (0.5)      $  963.7

Comprehensive income:
   Net income                                                                                      3.4
   Change in fair value of cash flow                                                                             0.7
   hedges
   Amortization of accumulated other
       comprehensive income (loss)
related to
       interest rate swaps                                                                                       0.1
Comprehensive income                                                                                                            4.2
Dividends on $25 Par
     Preferred Stock ($0.25/share)                                                                (0.1)                        (0.1)
Dividends on $1 Par Cumulative Preferred
     Stock ($5.31/share)                                                                          (2.1)                        (2.1)
Options exercised and stock subscribed                                                2.4                                       2.4
Stock plan shares issued from treasury                                                2.4                                       2.4
                                        ------------ ----------- -------------- ----------- ------------ ---------------- ----------
Balance at March 31, 2004               $    6.1     $   0.4       $    0.6      $  115.7     $  847.4      $    0.3       $  970.5
                                        ============ =========== ============== =========== ============ ================ ==========


































                   See accompanying notes to consolidated financial statements.

                              KANSAS CITY SOUTHERN
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Accounting Policies and Interim Financial Statements. In the opinion of the management of KCS, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company and its subsidiary companies as of March 31, 2004 and December 31, 2003, the results of its operations for the three months ended March 31, 2004 and 2003, its cash flows for the three months ended March 31, 2004 and 2003, and its changes in stockholders' equity for the three months ended March 31, 2004. The accompanying consolidated financial statements have been prepared consistently with accounting policies described in Note 2 to the consolidated financial statements included in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2003, The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year 2004. For information regarding the Company's critical accounting policies and estimates, please see Item 7 of the Company's Annual Report on Form 10-K "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates." Certain prior year amounts have been reclassified to conform to the current year presentation.

     For the three months ended March 31, 2004, depreciation expense reflects the results of a study performed by engineering consultants for the Company. This study yielded longer estimates of depreciable lives, as well as higher estimates of salvage values, based upon actual experience since the previous study performed in 1999. The net impact of the application of these new estimates is a decrease in depreciation expense for the three months ended March 31, 2004 of approximately $3.2 million.

2. Earnings Per Share Data. Basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if convertible securities or stock options were converted into common stock or stock options were exercised. The following is a reconciliation from the weighted average shares used for the basic earnings per share computation to the diluted earnings per share computation for the three months ended March 31, 2004 and 2003, respectively (in thousands):

                                                              Three Months
                                                             Ended March 31,
                                                      --------------------------
                                                         2004             2003
                                                      ------------    ----------
     Basic shares                                           62,504        61,427
     Effect of dilution:  Stock options                      1,307         1,436
     Effect of dilution:  Convertible preferred stock            -             -
                                                      ------------    ----------
     Diluted shares                                         63,811        62,863
                                                      ============    ==========

     Shares excluded from diluted computation                  615         1,041
                                                      ------------  ------------

     For the three months ended March 31, 2004, 13,389 shares related to the convertible preferred stock were excluded from the computation of diluted earnings per share because the inclusion of these shares would have been antidilutive to earnings per share. Additionally, for the three months ended March 31, 2004 and 2003, 615 and 1,041 shares, respectively, related to stock options were excluded from the calculation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares.

3. Investments. Investments in unconsolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control. Investments in unconsolidated affiliates at March 31, 2004 include, among others, equity interests in Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. ("Grupo TFM"), Southern Capital Corporation, LLC ("Southern Capital"), and the Panama Canal Railway Company ("PCRC").

     The Company is party to certain agreements with Grupo TMM, S.A. ("Grupo TMM") covering the joint ownership of Grupo TFM. These agreements contain "change in control" provisions, provisions intended to preserve the Company's and Grupo TMM's proportionate ownership of the joint venture, and super-majority provisions with respect to voting on certain significant transactions. Such agreements also provide a right of first refusal in the event that either party initiates a divestiture of its equity interest in Grupo TFM and a prohibition on transfers to competitors. Under certain circumstances, such agreements could affect the Company's ownership percentage and rights in these equity affiliates.

     On April 20, 2003, the Company entered into an agreement with Grupo TMM and other parties (the "Acquisition Agreement"), under which KCS ultimately would acquire control of TFM, S.A., de C.V. ("TFM") through the purchase of shares of common stock of Grupo TFM (the "Acquisition"). Grupo TFM holds an 80% economic interest in TFM and all of the shares of stock with full voting rights of TFM. The remaining 20% economic interest in TFM is owned by the Mexican government in the form of shares with limited voting rights. KCS currently owns a 46.6% economic interest in Grupo TFM and 49.0% of the shares of common stock of Grupo TFM entitled to full voting rights. The Acquisition Agreement and other related agreements were designed to, following KCS shareholder approval and regulatory approval, place The Kansas City Southern Railway Company ("KCSR"), The Texas-Mexican Railway Company ("Tex-Mex"), Gateway Eastern Railway Company ("Gateway Eastern") and TFM, under the common control of a single transportation holding company, NAFTA Rail, to be headquartered in Kansas City, Missouri. As part of the Acquisition, subject to KCS shareholder approval, KCS is expected to change its name to NAFTA Rail. For additional information regarding the Acquisition Agreement, see Note 3 in the Notes to the Financial Statements contained within Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

     On August 18, 2003, Grupo TMM shareholders voted not to approve the sale of Grupo TMM's interests in Grupo TFM to KCS. On August 23, 2003, Grupo TMM sent a notice to KCS claiming to terminate the Acquisition Agreement because the Grupo TMM shareholders had failed to approve the Acquisition Agreement.

     The March 19, 2004 Interim Award of the AAA International Centre for Dispute Resolution Arbitration Panel found that the Acquisition Agreement remains in full force and effect, until otherwise terminated according to its terms or by law. Following that decision, the Company and Grupo TMM agreed not to move immediately into the next phase of arbitration, but both companies have reserved the right to proceed with the next phase of arbitration at any time. In a stipulation signed by Grupo TMM and KCS and accepted by the arbitration panel, the two companies have agreed to discharge in good faith all of the obligations of the Acquisition Agreement.

     As of March 31, 2004 and December 31, 2003, costs of approximately $10.7 million and $9.3 million, respectively, related to the Acquisition have been deferred and are reported as "other assets" in the accompanying consolidated balance sheets. A termination fee of $18 million is payable in the event of termination of the Acquisition Agreement due to (i) a change of control of either KCS or Grupo TMM, in which case the party experiencing the change of control shall pay the termination fee to the other party, or
     (ii) the failure of the stockholders of KCS or of Grupo TMM to approve the Acquisition if at or prior to the meeting of such stockholders to approve the Acquisition, the Board of Directors of KCS, in the case of the KCS stockholders' meeting, or the Board of Directors of Grupo TMM, in the case of the Grupo TMM stockholders' meeting, has failed to recommend or has withdrawn and not reinstated its recommendation of the Acquisition, then the party whose stockholders shall not have approved the Acquisition shall pay the termination fee to the other party provided that the party not experiencing the change of control, or whose stockholders were not the stockholders failing to approve the Acquisition, has elected to terminate the Acquisition Agreement.

     Condensed financial information of certain unconsolidated affiliates is shown below. All amounts, including those for Grupo TFM, are presented under U.S. GAAP. Financial information of immaterial unconsolidated affiliates has been omitted:


     Financial Condition (dollars in millions):

                                                   March 31, 2004                           December 31, 2003
                                       ---------------------------------------    --------------------------------------

                                                                   Southern                                   Southern
                                           PCRC      Grupo TFM     Capital           PCRC       Grupo TFM     Capital
                                       ---------------------------------------    ---------------------------------------

Current assets                             $    3.4    $   235.0     $   12.3        $    3.6    $   225.7      $    5.0
Non-current assets                             84.4      2,106.5        123.7            84.2      2,111.8         127.3
                                       ---------------------------------------    ---------------------------------------
       Assets                              $   87.8    $ 2,341.5     $  136.0        $   87.8    $ 2,337.5      $  132.3
                                       =======================================    =======================================

Current liabilities                        $   13.1    $   370.6     $    3.5        $    9.9    $   362.7      $    1.2
Non-current liabilities                        66.6        803.5         75.0            68.9        806.7          75.0
Minority interest                                 -        354.9            -               -        354.9             -
Equity of stockholders and partners             8.1        812.5         57.5             9.0        813.2          56.1
                                       ---------------------------------------    ---------------------------------------
       Liabilities and equity              $   87.8    $ 2,341.5     $  136.0        $   87.8    $ 2,337.5      $  132.3
                                       =======================================    =======================================
KCS's investment                           $    4.0    $   393.4     $   28.8        $    4.5    $   392.1      $   28.0
                                       ---------------------------------------    ---------------------------------------


Operating Results (dollars in millions):

                                                          Three Months
                                                         Ended March 31,
                                                   ----------------------------

                                                      2004              2003
                                                   ----------        ----------
Revenues:
    Grupo TFM                                        $ 167.5           $ 168.5
    Southern Capital                                     3.0               8.0
    PCRC                                                 0.8               2.4

Operating costs and expenses:
    Grupo TFM                                        $ 137.8           $ 136.7
    Southern Capital                                     1.8               7.0
    PCRC                                                 1.1               3.2

Net income (loss):
    Grupo TFM                                        $   2.9           $  15.0
    Southern Capital                                     1.2               1.0
    PCRC                                                (0.3)             (0.8)



4. Noncash Investing and Financing Activities. The Company initiated the Fifteenth Offering of KCS common stock under the Employee Stock Purchase Plan ("ESPP") during 2003. Stock subscribed under the Fifteenth Offering will be issued to employees in 2005 and is being paid for through employee payroll deductions in 2004. During the first three months of 2004, the Company has received approximately $0.7 million from payroll deductions associated with the Fifteenth Offering of the ESPP. In the first quarter of 2004, the Company issued approximately 197,734 shares of KCS common stock under the Fourteenth Offering of the ESPP. These shares, totaling a purchase price of approximately $2.4 million, were subscribed and paid for through employee payroll deductions in 2003.

5. Derivative Financial Instruments. The Company does not engage in the trading of derivatives for speculative purposes but uses them for risk management purposes only. The Company's objective for using derivative instruments is to manage its fuel and interest rate risk through the use of derivative instruments as deemed appropriate. In general, the Company enters into derivative transactions in limited situations based on management's assessment of current market conditions and perceived risks. Management intends to respond to evolving business and market conditions in order to manage risks and exposures associated with the Company's various operations, and in doing so, may enter into such transactions more frequently as deemed appropriate.

     Fuel Derivative  Transactions
     At March 31, 2004, the Company was a party to five fuel swap agreements for a notional amount of approximately 9.0 million gallons of fuel. Under the terms of these swaps, the Company receives a variable price based upon an average of the spot prices calculated on a monthly basis as reported through a petroleum price reporting service and pays a fixed price determined at the time the Company enters into the swap transaction. The variable price the Company receives is approximately equal to the price the Company pays in the market for locomotive fuel. By entering into these swap transactions, the Company is able to fix the cost of fuel for the notional amount of gallons hedged.

     A summary of the swap agreements to which KCSR was a party as of March 31, 2004 follows:

         Trade Dates              Notional Amount       Fixed pay per gallon           Expiration Date
---------------------------------------------------------------------------------------------------------------

    March 18, 2003 through                                                          March 31, 2004 through
       October 31, 2003        9.0 million gallons      64(cent)- 69.0(cent)          December 31, 2005

     Cash settlements of these swaps occur on a monthly basis on the fifth business day of the month following the month in which the settlement is calculated. As of March 31, 2004, the fair market value of the benefit of the swaps was $1.6 million. For the years ended December 31, 2003 and 2002, KCSR consumed 55.4 million and 57.6 million gallons of fuel, respectively.

     Fuel hedging transactions, including fuel swaps as well as forward purchase commitments, resulted in a decrease in fuel expense of $0.2 million and $0.5 million in the first quarter of 2004 and 2003, respectively.

6. Stock Plans. Proceeds received from the exercise of stock options or subscriptions are credited to the appropriate capital accounts in the period they are exercised.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") in October 1995. SFAS 123 allows companies to continue under the approach set forth in Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"), for recognizing stock-based compensation expense in their financial statements. Because KCS's practice is to set the option price equal to the market price of the stock at date of grant, no compensation expense is recognized under APB 25. Under SFAS 123, companies must either record compensation expense based on the estimated grant date fair value of stock options granted or disclose the impact on net income as if they had adopted the fair value method (for grants subsequent to December 31, 1994.) If KCS had measured compensation cost for the KCS stock options granted to its employees and shares subscribed by its employees under the ESPP, under the fair value based method prescribed by SFAS 123, net income and earnings per share would have been as follows:

                                                Three Months ended March 31,
                                          --------------------------------------
                                                 2004               2003
                                          ------------------- ------------------
     Net income (in millions):
        As reported                               $      3.4          $    13.6
        Total stock-based compensation expense
        determined under fair value method, net of
        income taxes                                    (0.5)              (0.5)
                                          ------------------- ------------------
     Pro forma                                    $      2.9          $    13.1

     Earnings per Basic share:
        As reported                               $     0.02          $    0.22
        Pro forma                                 $     0.01          $    0.21

     Earnings per Diluted share:
        As reported                               $     0.02          $    0.22
        Pro forma                                 $     0.01          $    0.21

7. Commitments and Contingencies. The Company has had no significant changes in its outstanding litigation or other commitments and contingencies from that previously reported in Note 9 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

8. Other Post Employment Benefits. The Company provides certain medical, life and other postretirement benefits other than pensions to its retirees. The medical and life plans are available to employees not covered under collective bargaining arrangements, who have attained age 60 and rendered ten years of service. Individuals employed as of December 31, 1992 were excluded from a specific service requirement. The medical plan is contributory and provides benefits for retirees, their covered dependents and beneficiaries. The medical plan provides for an annual adjustment of retiree contributions, and also contains, depending on the plan coverage selected, certain deductibles, co-payments, coinsurance and coordination with Medicare. The life insurance plan is non-contributory and covers retirees only. The Company's policy, in most cases, is to fund benefits payable under these plans as the obligations become due. However, certain plan assets (money market funds held in a life insurance company) exist with respect to life insurance benefits. A life insurance company holds these assets and the Company receives an investment return on these assets based on the six-month Treasury Bill rate plus 25 basis points.

     The Company's health care costs, excluding former Gateway Western Railway Company ("Gateway Western") employees and certain former MidSouth Railroad employees, are limited to the increase in the Consumer Price Index ("CPI") with a maximum annual increase of 5%. Accordingly, health care costs in excess of the CPI limit will be borne by the plan participants, and therefore assumptions regarding health care cost trend rates are not applicable.

     The Gateway Western benefit plans are slightly different from those of the Company and other subsidiaries. Gateway Western provides contributory health, dental and life insurance benefits to these remaining employees and retirees. In 2001, the assumed annual rate of increase in health care costs for Gateway Western employees and retirees under this plan was 10%, decreasing over six years to 5.5% in 2008 and thereafter. An increase or decrease in the assumed health care cost trend rates by one percent during the three months ended March 31, 2004 and 2003 would not have had a significant impact on the accumulated postretirement benefit obligation. The effect of this change on the aggregate of the service and interest cost components of the net periodic postretirement benefit is not significant.

     Net periodic postretirement benefit cost included the following components (in millions):

                                                   Three Months ended March 31,
                                                --------------------------------
                                                     2004               2003
                                                ---------------  ---------------


     Service cost                                 $      0.1          $     0.1
     Interest cost                                       0.1                0.1
     Expected return on plan assets                        -                  -
                                                ---------------  ---------------
     Net periodic postretirement benefit cost     $      0.2          $     0.2
                                                ===============  ===============

     Under collective bargaining agreements, KCSR participates in a multi-employer benefit plan, which provides certain post-retirement health care and life insurance benefits to eligible union employees and certain retirees. Premiums under this plan are expensed as incurred and were $1.7 million in 2003. Based on existing rates, premium amounts are not expected to change substantially during the remainder of 2004 compared to 2003.

9. New Credit Facility. During March 2004, the Company used cash on hand to repay approximately $98.5 million of debt relating to the Company's former credit facility. On March 30, 2004, the Company closed on a new credit facility ("2004 Credit Facility.") The 2004 Credit Facility consists of a $100 million revolving credit facility ("2004 Revolving Credit Facility") maturing on March 30, 2007 and a $150 million Term B loan facility ("Term B Loan Facility") maturing on March 30, 2008. The Term B Loan Facility was fully funded on the closing date and the proceeds are expected to be used to pay transaction costs, and for other general corporate purposes including additional investments in the Company's Mexican affiliates. There were no funds drawn under the previous revolving credit facility and the full $100 million borrowing capacity under the 2004 Revolving Credit Facility is currently available to the Company. Up to $25.0 million of the 2004 Revolving Credit Facility is available for letters of credit and up to $15 million is available for swing line loans. The proceeds from future borrowings under the 2004 Revolving Credit Facility may be used for working capital and for general corporate purposes, including additional investments in our Mexican affiliates. The letters of credit may be used for general corporate purposes. Borrowings under the 2004 Credit Facility are secured by substantially all of the Company's assets and are guaranteed by the majority of its subsidiaries.

     The Term B Loan Facility and the 2004 Revolving Credit Facility bear interest at the London Interbank Offered Rate ("LIBOR") plus an applicable margin or at an alternative base rate plus an applicable margin. The applicable margin for the Term B Loan facility is 2% for LIBOR borrowings. The applicable margin for the 2004 Revolving Credit Facility is set at 2.25% for LIBOR borrowings for the first six months and thereafter is based on the Company's leverage ratio (defined as the ratio of the Company's total debt to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization, excluding the undistributed earnings of unconsolidated affiliates and certain other non-cash charges) for the prior four fiscal quarters).

     The 2004 Credit Facility requires the payment of a commitment fee of 0.50% per annum to the lenders on the average daily, unused amount of the 2004 Revolving Credit Facility. Additionally, a fee equal to the applicable margin for LIBOR priced borrowings under the 2004 Revolving Credit Facility will be paid on any letter of credit issued under the 2004 Revolving Credit Facility.

     The 2004 Credit Facility contains certain provisions, covenants and restrictions customary for this type of debt and for borrowers with a similar credit rating. These provisions include, among others, restrictions on the Company's ability and its subsidiaries ability to 1) incur additional debt or liens; 2) enter into sale and leaseback transactions; 3) merge or consolidate with another entity; 4) sell assets; 5) enter into certain transactions with affiliates; 6) make investments, loans, advances, guarantees or acquisitions; 7) make certain restricted payments, including dividends, or make certain payments on other indebtedness; or 8) make capital expenditures. In addition, the Company is required to comply with certain financial ratios, including minimum interest expense coverage and leverage ratios. The 2004 Credit Facility also contains certain customary events of default. These covenants, along with other provisions, could restrict maximum utilization of the 2004 Revolving Credit Facility.

     Approximately $2.1 million of debt issuance costs related to the 2004 Credit Facility were deferred and are being amortized over the respective terms of the loans. Debt retirement costs associated with the previous revolving credit facility and the prepayment of the term loan under the previous credit facility were approximately $4.2 million in the quarter ended March 31, 2004.

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

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

                                                Three months ended March 31, 2004 (dollars in millions)
                                  ------------------------------------------------------------------------------------

                                                                                Non-
                                                 Subsidiary    Guarantor     Guarantor    Consolidating  Consolidated
                                     Parent        Issuer     Subsidiaries  Subsidiaries   Adjustments       KCS
                                  ------------- ------------- ------------- ------------- -------------- -------------
Revenues                             $       -    $    146.9     $     6.3     $     3.1     $     (8.5)    $   147.8
Operating expenses                         3.7         126.0           6.0           3.2           (8.5)        130.4
                                  ------------- ------------- ------------- ------------- -------------- -------------
     Operating income (loss)              (3.7)         20.9           0.3          (0.1)             -          17.4

Equity in net earnings (losses)of
   unconsolidated affiliates and
   subsidiaries                            5.9           1.5             -           1.4           (7.4)          1.4
Interest expense                          (0.1)        (10.7)            -             -              -         (10.8)
Debt retirement costs                        -          (4.2)            -             -              -          (4.2)
Other income                                 -           1.2             -           0.3              -           1.5
                                  ------------- ------------- ------------- ------------- -------------- -------------
     Income (loss) before                  2.1           8.7           0.3           1.6           (7.4)          5.3
       income taxes
Income tax provision (benefit)            (1.3)          2.9           0.1           0.2              -           1.9
                                  ------------- ------------- ------------- ------------- -------------- -------------
Net income (loss)                    $     3.4    $      5.8     $     0.2     $     1.4     $     (7.4)    $     3.4
                                  ============= ============= ============= ============= ============== =============

                                                Three months ended March 31, 2003 (dollars in millions)
                                  ------------------------------------------------------------------------------------

                                                                                Non-
                                                 Subsidiary    Guarantor     Guarantor    Consolidating  Consolidated
                                     Parent        Issuer     Subsidiaries  Subsidiaries   Adjustments       KCS
                                  ------------- ------------- ------------- ------------- -------------- -------------
Revenues                             $       -    $    138.7     $     4.8     $     6.9    $     (10.2)   $    140.2
Operating expenses                         2.3         129.5           4.7           7.1          (10.2)        133.4
                                  ------------- ------------- ------------- ------------- -------------- -------------
     Operating income (loss)              (2.3)          9.2           0.1          (0.2)             -           6.8

Equity in net earnings (losses)of
   unconsolidated affiliates and
   subsidiaries                            6.3           7.0             -           6.9          (13.2)          7.0
Interest expense                          (0.2)        (11.2)         (0.1)            -              -         (11.5)
Other income                               0.1           1.0             -           0.2              -           1.3
                                  ------------- ------------- ------------- ------------- -------------- -------------
     Income (loss) before
       income taxes
     and cumulative effect of
     accounting change                     3.9           6.0             -           6.9          (13.2)          3.6
Income tax provision (benefit)            (0.8)         (0.3)            -             -              -          (1.1)
                                  ------------- ------------- ------------- ------------- -------------- -------------
Income (loss) before cumulative
     effect of accounting change           4.7           6.3             -           6.9          (13.2)          4.7
Cumulative effect of accounting
change,
     net of income taxes                   8.9           8.9             -             -           (8.9)          8.9
                                  ------------- ------------- ------------- ------------- -------------- -------------
Net income (loss)                    $    13.6    $     15.2     $       -     $     6.9    $     (22.1)   $     13.6
                                  ============= ============= ============= ============= ============== =============

Condensed Consolidating Balance Sheets


                                                      As of March 31, 2004 (dollars in millions)
                                  ------------------------------------------------------------------------------------
                                                                                Non-
                                                 Subsidiary    Guarantor     Guarantor    Consolidating  Consolidated
                                     Parent        Issuer     Subsidiaries  Subsidiaries   Adjustments       KCS
                                  ------------- ------------- ------------- ------------- -------------- -------------
ASSETS
   Current assets                   $    216.3    $    363.5    $     11.5     $     7.9    $    (234.6)   $    364.6
   Investments                           808.2         435.1             -         460.4       (1,257.2)        446.5
   Properties, net                         0.2       1,367.9           3.9             -              -       1,372.0
   Goodwill and other assets              12.4          29.3           1.8          11.1          (12.9)         41.7
                                  ------------- ------------- ------------- ------------- -------------- -------------

     Total assets                   $  1,037.1    $  2,195.8    $     17.2     $   479.4    $  (1,504.7)   $  2,224.8
                                  ============= ============= ============= ============= ============== =============

LIABILITIES AND EQUITY
   Current liabilities              $      4.6    $    377.3    $      3.5     $    36.0    $    (234.6)   $    186.8
   Long-term debt                          1.3         562.4           0.7             -              -         564.4
   Payable to affiliates                  26.0             -           0.7             -          (26.7)            -
   Deferred income taxes                   1.1         400.9           0.1           2.5          (12.9)        391.7
   Other liabilities                      33.6          56.0           4.6          17.2              -         111.4
   Stockholders' equity                  970.5         799.2           7.6         423.7       (1,230.5)        970.5
                                  ------------- ------------- ------------- ------------- -------------- -------------

     Total liabilities and          $  1,037.1    $  2,195.8    $     17.2     $   479.4    $  (1,504.7)   $  2,224.8
     equity                       ============= ============= ============= ============= ============== =============

                                                     As of December 31, 2003 (dollars in millions)
                                  ------------------------------------------------------------------------------------
                                                                                Non-
                                                               Guarantor     Guarantor    Consolidating  Consolidated
                                     Parent         KCSR      Subsidiaries  Subsidiaries   Adjustments       KCS
                                  ------------- ------------- ------------- ------------- -------------- -------------
ASSETS
   Current assets                   $    221.9    $    285.3    $     11.7     $    15.1    $    (225.9)   $    308.1
   Investments                           801.4         431.1             -         452.4       (1,242.2)        442.7
   Properties, net                         0.2       1,358.5           3.8             -              -       1,362.5
   Goodwill and other assets              11.0          28.6           1.7          11.3          (13.0)         39.6
                                  ------------- ------------- ------------- ------------- -------------- -------------

     Total assets                   $  1,034.5    $  2,103.5    $     17.2     $   478.8    $  (1,481.1)   $  2,152.9
                                  ============= ============= ============= ============= ============== =============

LIABILITIES AND EQUITY
   Current liabilities              $     14.8    $    346.7    $     3.8      $    35.4    $    (225.9)   $    174.8
   Long-term debt                          1.3         511.5           0.7             -              -         513.5
   Payable to affiliates                  19.5             -           0.7             -          (20.2)            -
   Deferred income taxes                   3.3         398.5           0.2           2.5          (13.0)        391.5
   Other liabilities                      31.9          54.4           4.3          18.8              -         109.4
   Stockholders' equity                  963.7         792.4           7.5         422.1       (1,222.0)        963.7
                                  ------------- ------------- ------------- ------------- -------------- -------------

     Total liabilities and          $  1,034.5    $  2,103.5    $     17.2     $   478.8    $  (1,481.1)   $  2,152.9
     equity                       ============= ============= ============= ============= ============== =============


Condensed Consolidating Statements of Cash Flows

                                                Three months ended March 31, 2004 (dollars in millions)
                                  ------------------------------------------------------------------------------------
                                                                                Non-
                                                 Subsidiary    Guarantor     Guarantor    Consolidating  Consolidated
                                     Parent        Issuer     Subsidiaries  Subsidiaries   Adjustments       KCS
                                  ------------- ------------- ------------- ------------- -------------- -------------
Net cash flows provided by (used
For) operating activities:          $    (35.4)   $     67.0    $     (0.2)    $     8.0    $       0.6    $     40.0
                                  ------------- ------------- ------------- ------------- -------------- -------------
Investing activities:
   Property acquisitions                     -         (28.8)         (0.2)            -              -         (29.0)
   Proceeds from disposal of                 -           0.5             -             -              -           0.5
   property
   Investments in and loans to               -          (2.2)            -          (6.5)           6.5          (2.2)
   affiliates
   Other, net                             (1.4)         (3.5)            -           0.2           (0.2)         (4.9)
                                  ------------- ------------- ------------- ------------- -------------- -------------
     Net                                  (1.4)        (34.0)         (0.2)         (6.3)           6.3         (35.6)
                                  ------------- ------------- ------------- ------------- -------------- -------------
Financing activities:
   Proceeds from issuance of
     long-term debt                          -         150.0             -             -              -         150.0
   Repayment of long-term debt               -         (99.0)            -             -              -         (99.0)
   Proceeds from loans from                6.5             -             -             -           (6.5)            -
   affiliates
   Repayment of loans from                   -             -             -             -              -             -
   affiliates
   Debt issuance costs                       -          (2.1)            -             -              -          (2.1)
   Proceeds from stock plans               1.9           0.2             -             -              -           2.1
   Cash dividends paid                    (2.2)            -             -             -              -          (2.2)
   Other, net                              1.8             -           0.1          (1.5)          (0.4)            -
                                  ------------- ------------- ------------- ------------- -------------- -------------
     Net                                   8.0          49.1           0.1          (1.5)          (6.9)         48.8
                                  ------------- ------------- ------------- ------------- -------------- -------------

Cash and cash equivalents:
   Net increase (decrease)               (28.8)         82.1          (0.3)          0.2              -          53.2
   At beginning of period                 40.0          94.0             -           1.4              -         135.4
                                  ------------- ------------- ------------- ------------- -------------- -------------
   At end of period                 $     11.2    $    176.1    $     (0.3)    $     1.6    $         -    $    188.6
                                  ============= ============= ============= ============= ============== =============

                                                Three months ended March 31, 2003 (dollars in millions)
                                  ------------------------------------------------------------------------------------
                                                                                Non-
                                                 Subsidiary    Guarantor     Guarantor    Consolidating  Consolidated
                                     Parent        Issuer     Subsidiaries  Subsidiaries   Adjustments       KCS
                                  ------------- ------------- ------------- ------------- -------------- -------------
Net cash flows provided by (used
for) operating activities:          $    (21.0)   $     49.7    $     (1.5)    $    21.4    $      (0.7)   $     47.9
                                  ------------- ------------- ------------- ------------- -------------- -------------
Investing activities:
   Property acquisitions                     -         (12.0)         (0.1)            -              -         (12.1)
   Proceeds from disposal of                 -           7.5             -             -              -           7.5
   property
   Investments in and loans to               -             -             -         (24.2)          24.2             -
   affiliates
   Other, net                             (2.3)          0.1           0.1           2.4            0.7           1.0
                                  ------------- ------------- ------------- ------------- -------------- -------------
     Net                                  (2.3)         (4.4)            -         (21.8)          24.9          (3.6)
                                  ------------- ------------- ------------- ------------- -------------- -------------
Financing activities:
   Proceeds from issuance of
     long-term debt                          -             -             -             -              -             -
   Repayment of long-term debt               -          (0.8)            -             -              -          (0.8)
   Proceeds from loans from               24.2             -             -             -          (24.2)            -
   affiliates
   Proceeds from stock plans               1.6             -             -             -              -           1.6
   Cash dividends paid                    (0.1)            -             -             -              -          (0.1)
   Other, net                             (1.5)          1.0           0.1           0.4              -             -
                                  ------------- ------------- ------------- ------------- -------------- -------------
     Net                                  24.2           0.2           0.1           0.4          (24.2)          0.7
                                  ------------- ------------- ------------- ------------- -------------- -------------
Cash and cash equivalents:
   Net increase (decrease)                 0.9          45.5          (1.4)            -              -          45.0
   At beginning of period                (10.8)         17.4          11.8           0.6              -          19.0
                                  ------------- ------------- ------------- ------------- -------------- -------------
   At end of period                 $     (9.9)   $     62.9    $     10.4     $     0.6    $         -    $     64.0
                                  ============= ============= ============= ============= ============== =============



     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The discussion set forth below, as well as other portions of this Form 10-Q, contains forward-looking comments that are not based upon historical information. Such forward-looking comments are based upon information currently available to management and management's perception thereof as of the date of this Form 10-Q. Readers can identify these forward-looking comments by the use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. The actual results of operations of Kansas City Southern ("KCS" or the "Company") could materially differ from those indicated in forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the Company's Annual Report on Form 10-K for the year ended December 31, 2003,
     Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operation - Risk Factors" and "Cautionary Information" which is on file with the U.S. Securities and Exchange Commission (File No. 1-4717) and which "Risk Factors" and "Cautionary Information" sections are hereby incorporated by reference herein. Readers are strongly encouraged to consider these factors when evaluating forward-looking comments. The Company will not update any forward-looking comments set forth in this Form 10-Q.

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

     CORPORATE OVERVIEW
     KCS,  a  Delaware   corporation,   is  a  holding  company  with  principal
     subsidiaries and affiliates including the following:

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

     EXECUTIVE SUMMARY

     OVERVIEW
     KCS operates under one reportable business segment in the rail transportation industry and KCSR, the Company's principal subsidiary, is the smallest of the Class I railroads. The Company generates its revenues and cash flows by providing its customers with freight delivery services in both our regional area and throughout the United States, Mexico and Canada through connections with our affiliates and other Class I rail carriers. Our customers conduct business in a number of different industries, including electric-generating utilities, chemical and petroleum products, paper and forest products, agriculture and mineral products, automotive products and intermodal traffic. The Company uses its cash flows to support its operations and to invest in its infrastructure. The rail industry is a capital-intensive industry, and the Company's capital expenditures are a significant use of cash each year. In the three months ended March 31, 2004, the Company's capital expenditures were approximately $29.0 million and are projected to be approximately $95.0 million during the remainder of 2004. A more detailed discussion of capital expenditures is found in the "Liquidity and Capital Resources" section below.

     Grupo TFM is an unconsolidated affiliate and the Company uses the equity accounting method to recognize its proportionate share of Grupo TFM's earnings. TFM operates a strategically significant rail corridor between Mexico and the United States. KCS management believes that its investment in Grupo TFM is a strategic asset with substantial economic potential.

     As further described in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003 ("2003 Form 10-K"), on April 20, 2003, the Company reached an agreement (the "Acquisition Agreement") with its partner, Grupo TMM, S.A. ("Grupo TMM") and other parties to ultimately acquire control of TFM through the purchase of Grupo TMM's shares of Grupo TFM (the "Acquisition"). The Company has been in dispute with Grupo TMM over Grupo TMM's attempt to terminate the Acquisition Agreement, which dispute has been the subject of binding arbitration. Following an interim award of the arbitration panel hearing the dispute as described further in "Recent Developments," the Company and Grupo TMM signed a stipulation agreeing to discharge in good faith all of the obligations of the Acquisition Agreement. However, consummation of the Acquisition is subject to certain conditions, and the Company's management cannot predict whether or not KCS will be able to complete the Acquisition. The Company is spending substantial time and financial resources to address these uncertainties, as well as the Acquisition and the ultimate resolution of these items could have a material affect on the Company's results of operations, financial condition and cash flows.

     FIRST QUARTER ANALYSIS

     During the first quarter of 2004, the Company's operating profit improved over the first quarter of the prior year. The improvement in operating profit was driven by both increased revenues and reduced operating expenses. The increased revenue, which was experienced in all business groups other than coal, was attributable to both increased customer demand, fuel surcharges applied to rates in all commodity groups as well as certain price increases. Management believes the increased demand is reflective of a more favorable general economic environment. Also, KCSR continues to experience improved yields due to greater efficiencies in operations resulting from higher capacity utilization. The KCSR rail operation continues to rank favorably against the rest of the North American rail industry as measured by the primary industry benchmarks of average train velocity, average terminal dwell time, and cars on line.

     The reduction in operating expenses was largely caused by a $3.2 million ongoing reduction in depreciation expenses attributable to revisions to estimated depreciable lives, as well as salvage values, based on an updated depreciation study, which was approved by the Surface Transportation Board and lower casualty and insurance costs attributable, in large part, to a $2.2 million insurance settlement. However, during the first quarter of 2004, the Company experienced a $2.0 million (16.7%) increase in fuel costs as fuel prices continued to be high by historical standards.

     For the first quarter of 2004, Grupo TFM continued to contribute to the Company's net income. However, for the three months ended March 31, 2004, equity in earnings of Grupo TFM decreased $5.6 million to $1.3 million from $6.9 million for the same period in 2003. This decrease was primarily the result of a $15.7 million decrease in the deferred tax benefit (calculated under U.S. GAAP) to $7.3 million for the first three months of 2004 from $23.0 million for the same period in 2003, as operating income for Grupo TFM remained relatively flat for the three months ended March 31, 2004 compared to the same period in 2003.

     As discussed in "Recent Developments - KCS and Grupo TMM Agree to Stipulation," KCS and Grupo TMM have agreed to discharge in good faith all of the obligations of the Acquisition Agreement signed April 20, 2003. Should the acquisition of Grupo TFM be consummated in 2004, KCS would include the operating revenues and expenses of Grupo TFM in its consolidated financial statements from the date of the Acquisition.

     2004 OUTLOOK

     A current outlook for the Company's business for the remainder of 2004 is included in the following discussion. The first paragraph above of this
     Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains a discussion regarding forward-looking comments.

     For the remainder of 2004, management intends to take advantage of improved general economic conditions and continue to focus on improving domestic operations. Management expects overall KCSR revenues to continue to show year over year increases for the balance of 2004. Except as discussed herein, assuming normalized rail operations, management expects KCSR's variable costs and expenses to be proportionate with revenue activity. Fuel prices will fluctuate subject to market conditions. To mitigate the market risk associated with fuel prices, KCSR currently has approximately 15.3% of its remaining projected fuel usage hedged for the remainder of 2004 through purchase commitments as well as fuel swaps, both of which reduce the risk of the adverse impact of rising fuel prices. Insurance and claims costs will likely increase compared to the first quarter which benefited from a $2.2 million insurance settlement. Depreciation expense will continue to reflect the favorable impact of the changes implemented January 1, 2004 by approximately $3.0 million per quarter.

     The Company expects to continue to participate in the earnings/losses from its equity investments in Grupo TFM, Southern Capital and PCRC. Due to the variability of factors affecting the Mexican economy, management can make no assurances as to the impact that a change in the value of the peso or a change in Mexican inflation will have on the results of Grupo TFM.

     RECENT DEVELOPMENTS

     KCS and Grupo TMM Agree to Stipulation. Following the March 19, 2004 Interim Award of the AAA International Centre for Dispute Resolution Arbitration Panel, which found that the Acquisition Agreement remains in force and is binding on the Company and Grupo TMM unless otherwise terminated according to its terms or by law, the Company and Grupo TMM agreed not to move immediately into the next phase of arbitration. Both companies have reserved the right to proceed with the next phase of arbitration at any time. In a stipulation signed by Grupo TMM and KCS on April 4, 2004, and accepted by the arbitration panel, the two companies have agreed to discharge in good faith all of the obligations of the Acquisition Agreement signed April 20, 2003. For additional information regarding the Acquisition Agreement, see Note 3 in the Notes to the Financial Statements contained within Item 8 of the Company's 2003 Form 10-K.

     Kansas City Southern Closes on New $250 Million Credit Facility. During March 2004, the Company used cash on-hand to repay approximately $98.5 million relating to the Company's former credit facility. On March 30, 2004, the Company closed on a new credit facility ("2004 Credit Facility.") The 2004 Credit Facility consists of a $100 million revolving credit facility ("2004 Revolving Credit Facility") maturing on March 30, 2007 and a $150 million Term B loan facility ("Term B Loan Facility") maturing on March 30, 2008. The Term B Loan Facility was fully funded on the closing date and the proceeds are expected to be used to pay transaction costs, and for other general corporate purposes, including additional investments in the Company's Mexican affiliates. There were no funds drawn under the previous revolving credit facility and the full $100 million borrowing capacity under the 2004 Revolving Credit Facility is currently available to the Company. Up to $25 million of the 2004 Revolving Credit Facility is available for letters of credit and up to $15 million is available for swing line loans. The proceeds from future borrowings under the 2004 Revolving Credit Facility may be used for working capital and for general corporate purposes, including additional investments in our Mexican affiliates. The letters of credit may be used for general corporate purposes. Borrowings under the 2004 Credit Facility are secured by substantially all of the Company's assets and are guaranteed by the majority of its subsidiaries. For additional information regarding the new credit facility, See Note 9 to the consolidated financial statements under
     Item 1 of this Form 10-Q.

     RESULTS OF OPERATIONS

     The following table summarizes the income statement components of the Company for the three months ended March 31, 2004 and 2003, respectively. (in millions):

                                                                                         Three Months
                                                                                        Ended March 31,

                                                                                -------------------------------
                                                                                     2004            2003
                                                                                --------------- ---------------

     Revenues                                                                       $    147.8      $    140.2
     Operating expenses                                                                  130.4           133.4
                                                                                --------------- ---------------
     Operating income                                                                     17.4             6.8
     Equity in net earnings of unconsolidated affiliates                                   1.4             7.0
     Interest expense                                                                    (10.8)          (11.5)
     Debt retirement costs                                                                (4.2)              -
     Other income                                                                          1.5             1.3
                                                                                --------------- ---------------
     Income before income taxes and
     cumulative effect of accounting change                                                5.3             3.6
     Income tax provision (benefit)                                                        1.9            (1.1)
                                                                                --------------- ---------------
     Income before cumulative effect of accounting change                                  3.4             4.7
     Cumulative effect of accounting change, net of income                                   -             8.9
     taxes
                                                                                --------------- ---------------
     Net income                                                                     $      3.4      $     13.6
                                                                                =============== ===============


The following table summarizes consolidated KCS revenues, including the revenues and carload statistics of KCSR, for the three months ended March 31, 2004 and 2003, respectively. Certain prior period amounts have been reclassified to reflect changes in the business groups and to conform to the current period presentation.

                                                                               Carloads and
                                              Revenues                       Intermodal Units
                                   -------------------------------    -------------------------------
                                           (in millions)                      (in thousands)

                                            Three months                       Three months
                                           ended March 31,                   ended March 31,
                                   -------------------------------    -------------------------------

                                       2004             2003              2004             2003
                                   --------------  ---------------    --------------   --------------
General commodities:
   Chemical and petroleum              $    32.0        $    31.2              35.7             36.0
   Paper and forest                         36.7             33.9              46.3             44.8
   Agricultural and mineral                 30.7             25.1              38.0             33.5
                                   --------------  ---------------    --------------   --------------
Total general commodities                   99.4             90.2             120.0            114.3
   Intermodal and automotive                14.6             13.5              80.6             71.8
   Coal                                     21.9             24.3              48.5             47.1
                                   --------------  ---------------    --------------   --------------
Carload revenues and carload
   and intermodal units                    135.9            128.0             249.1            233.2
                                                                      ==============   ==============
Other rail-related revenues                 11.1             10.8
                                   --------------  ---------------
   Total KCSR revenues                     147.0            138.8
Other subsidiary revenues                    0.8              1.4
                                   --------------  ---------------
   Total consolidated                  $   147.8        $   140.2
   revenues                        ==============  ===============

The following table summarizes KCS's consolidated operating expenses for the three months ended March 31, 2004 and 2003, respectively. Certain prior period amounts have been reclassified to conform to the current year presentation.

                                                        Three Months
                                                      Ended March 31,
                                               -------------------------------
                                                    2004            2003
                                               --------------- ---------------

Compensation and benefits                          $     50.8      $     50.5
Purchased services                                       15.6            15.1
Fuel                                                     14.8            12.8
Equipment costs                                          13.0            14.0
Depreciation and amortization                            12.8            15.9
Casualties and insurance                                  5.7             8.1
Other leases                                              2.7             2.5
Other                                                    15.0            14.5
                                               --------------- ---------------
   Total consolidated operating expenses           $    130.4      $    133.4
                                               =============== ===============


Net Income. Net income for the three months ended March 31, 2004 was $3.4 million (2(cent) per diluted share) compared to $13.6 million (22(cent) per diluted share) for the three months ended March 31, 2003. This $10.2 million (75%) quarter to quarter decrease in net income was primarily the result of the impact of the cumulative effect of a change in accounting principle of $8.9 million (net of income taxes of $5.6 million) in the quarter ended March 31, 2003, as well as a $5.6 million decrease in equity earnings from Grupo TFM and a $3.0 million increase in the provision for income taxes. Also contributing to the decrease in net income were debt retirement costs of $4.2 million reported during the three months ended March 31, 2004 attributable to write-offs of the unamortized balance of debt issuance costs related to retired debt. These factors, which led to a decrease in net income, were partially offset by a $7.6 million increase in revenues, a $3.0 million decrease in operating expenses, a $0.7 million decrease in interest expense, and a $0.2 million increase in other income.

Revenues. Consolidated revenues for the three months ended March 31, 2004 increased $7.6 million (5.4%) to $147.8 million compared to $140.2 million for the three months ended March 31, 2003. For the quarter ended March 31, 2004, KCSR experienced revenue increases in chemical and petroleum products, agriculture and mineral products, paper and forest products, as well as intermodal traffic. The effect of these increases in revenues was partially offset by decreases in coal revenue. The increases in revenue were the result of increases in carloadings for most commodity groups, as well as longer hauls, certain targeted price improvements, and fuel surcharges on all commodity groups as a result of higher fuel prices. The following discussion provides an analysis of KCSR revenues by commodity group for the quarter ended March 31, 2004.

     Chemical and petroleum products. Revenues for chemical and petroleum products for the three months ended March 31, 2004 increased $0.8 million (2.6%) to $32.0 million compared to $31.2 million for the three months ended March 31, 2003. Higher revenues for gases, organic and petroleum products were partially offset by declines in agri-chemical, inorganic and plastic products. Increases in demand for organic products led to an increase in production. Increases in petroleum products were primarily the result of increased exports to Mexico. Decreases in revenue for inorganic chemical products and plastic products were primarily the result of the lower production stemming from the continued high cost of natural gas as a feedstock and energy source for producers. Chemical and petroleum products revenue accounted for 23.5% and 24.4% of carload revenues for the three months ended March 31, 2004 and 2003, respectively.

     Paper and forest products. For the three months ended March 31, 2004, revenues for paper and forest products increased $2.8 million (8.3%) to $36.7 million compared to $33.9 million for the same period in 2003. These increases were primarily the result of higher revenue from paper product, lumber and plywood and military and other carloads, partially offset by declines in pulpwood, logs and chips movements. Paper and lumber product revenues increased primarily due to higher production and improved service, as well as certain targeted rate increases. Higher military and other carload revenues were primarily the result of increased military training exercises for which KCSR handles equipment transportation. During the first quarter of 2003, certain military training exercises were cancelled due to the associated military buildup and deployment of troops to the Middle East. Declines in pulpwood, logs and chips product were primarily related to a change in product mix for certain customers resulting in a decreased demand for rail transportation by these shippers. Revenues for scrap paper product as well as metal and scrap product were relatively flat for the three months ended March 31, 2004 compared to the same period in 2003. Paper and forest products revenue accounted for 27.0% and 26.5% of carload revenues for the three months ended March 31, 2004 and 2003, respectively.

     Agricultural and mineral products. Revenues for agricultural and mineral products for the three months ended March 31, 2004 increased $5.6 million (22.3%) to $30.7 million compared to $25.1 million for the same period in 2003, primarily as a result of higher revenues for domestic grain, export grain and ores and minerals. Domestic grain revenues were higher due to an increase in movement of local crops by rail while export grain revenues rose as a result of continued increases in shipments to Mexico. Ores and minerals revenue increased as a result of higher production by certain customers, as well as certain targeted rate increases. These revenue improvements were partially offset by decreases in food and kindred products revenues, primarily as a result of decreases in export shipments. Agricultural and mineral products revenue accounted for 22.6% and 19.6% of carload revenues for the three months ended March 31, 2004 and 2003, respectively.

     Intermodal and automotive. Intermodal and automotive revenues for the three months ended March 31, 2004 increased $1.1 million (8.2%) to $14.6 million compared to $13.5 million for the same period in 2003, primarily as a result of increased domestic traffic due to higher volume by existing customers, as well as the generation of new intermodal business. Intermodal and automotive product revenue accounted for 10.8% and 10.6% of carload revenues for the three months ended March 31, 2004 and 2003, respectively.

     Coal. Coal revenues for the three months ended March 31, 2004 decreased $2.4 million (9.9%) to $21.9 million compared to $24.3 million for the same period in 2003. Scheduled maintenance outages by certain KCSR electric utility customers occurred in the first quarter 2004. During 2003, most of these maintenance outages occurred in the second quarter. This decrease in revenue was partially offset by increased carloadings due to higher short haul traffic during the three month period ended March 31, 2004 compared to the same period in 2003. Coal revenue accounted for 16.1% and 18.9% of carload revenues for the three months ended March 31, 2004 and 2003, respectively.

     Other. Other rail related revenues increased $0.3 million (2.7%) for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. This increase was primarily the result of an increase in haulage and switching revenue, partially offset by a decrease in demurrage revenue.

Operating Expenses. Consolidated operating expenses for the three months ended March 31, 2004 decreased $3.0 million (2.2%) compared to the three months ended March 31, 2003. This decrease was the result of lower operating expenses at KCSR of approximately $3.7 million, partially offset by increased operating expenses at certain other subsidiaries of $0.7 million.

     Compensation and Benefits. Consolidated compensation and benefits expense increased $0.3 million (0.6%) to $50.8 million for the three months ended March 31, 2004 compared to $50.5 million for the three months ended March 31, 2003, primarily as a result of certain increases in wage and salary rates. Compensation expense also rose as a result of increased crew starts related to higher traffic volume. These increases were partially offset by the impact of a reduced employee headcount quarter to quarter. Average headcount for the three months ended March 31, 2004 was 2,676 compared to 2,732 for the same period in 2003.

     Purchased Services. Consolidated purchased services expense for the three months ended March 31, 2004 was $15.6 million compared to $15.1 million for the three months ended March 31, 2003. This $0.5 million (3.3%) increase was the result primarily of higher infrastructure and locomotive and rolling stock repairs performed by outside parties.

     Fuel. Consolidated fuel expense for the three months ended March 31, 2004 increased $2.0 million (15.6%) to $14.8 million compared to $12.8 million for the three months ended March 31, 2003. This quarter to quarter increase was the result of a 10.4% increase in the average price per gallon, as well as a 5.2% increase in fuel consumption. These factors, which led to an increase in fuel expense, were partially mitigated by fuel cost savings of $0.2 million as a result of the Company's fuel hedging program. Fuel cost represented approximately 11.3% of operating expenses for the three months ended March 31, 2004 compared to 9.6% of operating costs and expenses for the three months ended March 31, 2003.

     Equipment Costs. For the three months ended March 31, 2004, consolidated equipment costs decreased $1.0 million (7.1%) to $13.0 million from $14.0 million for the same period in 2003. This decrease was a result of reductions in net car hire expense as a result of continued improvements in operating efficiencies. Partially mitigating these savings was an increase in lease costs related to KCSR locomotives and freight cars and other leased rolling stock due to increased traffic.

     Depreciation and Amortization. Consolidated depreciation and amortization expense was $12.8 million for the three months ended March 31, 2004 compared to $15.9 million for the three months ended March 31, 2003. This $3.1 million (19.5%) decrease was primarily the result of changes in depreciable lives and salvage values implemented January 1, 2004, based on an updated depreciation study, which was approved by the Surface Transportation Board.

     Casualties and Insurance. Consolidated casualties and insurance expense for the three months ended March 31, 2004 decreased $2.4 million (29.6%) to $5.7 million compared to $8.1 million for the three months ended March 31, 2003. This decrease was primarily attributable to the receipt of approximately $2.2 million in insurance settlements during first quarter 2004.

     Other Leases. For the three months ended March 31, 2004, consolidated other lease expense was $2.7 million compared to $2.5 million for the three months ended March 31, 2003. This $0.2 million (8.0%) increase was primarily the result of additional lease expense associated with certain maintenance of way equipment for the three months ended March 31, 2004 compared to the same period in 2003.

     Other Expense. Consolidated other expense for the three months ended March 31, 2004 was $15.0 million compared to $14.5 million for the three months ended March 31, 2003. The $0.5 million (3.4%) increase was largely the net result of a $2.1 million increase in the provision for doubtful accounts, a $0.2 million increase in other taxes, and a $0.1 million net increase in other expenses partially mitigated by a $1.9 million decrease in materials and supplies expense.

     Operating Income and KCS Operating Ratio. Consolidated operating income for the three months ended March 31, 2004 increased $10.6 million to $17.4 million compared to $6.8 million for the same period in 2003. This increase was the result of a $7.6 million increase in revenue combined with a $3.0 million decrease in operating expenses. For the three months ended March 31, 2004, the consolidated operating ratio for KCS was 84.0% compared to 93.3% for the three months ended March 31, 2003.

Interest Expense. Consolidated interest expense for the three months ended March 31, 2004 decreased $0.7 million (6.1%) to $10.8 million compared to $11.5 million for the three months ended March 31, 2003. This decrease in interest expense was due to lower debt balances coupled with slightly lower interest rates. Consolidated debt balances declined $7.4 million from $581.7 million at March 31, 2003 to $574.3 million at March 31, 2004.

Debt Retirement Costs. During the three months ended March 31, 2004, the Company recorded $4.2 million of debt retirement costs resulting from the write-off of the unamortized balance of debt issuance costs associated with early retirement of the Company's previous credit facility.

Other Income. The Company's other income for the three months ended March 31, 2004 was $1.5 million compared to $1.3 million for the three months ended March 31, 2003. This $0.2 million (15.4%) increase was primarily the result of fluctuations in gains and losses on sales of non operating property.

Income Tax Expense. The consolidated income tax expense for the three months ended March 31, 2004 was $1.9 million compared to a consolidated income tax benefit of $1.1 million for the same period in 2003. This increase in income tax expense was primarily the result of higher domestic operating income.

Equity in Net Earnings (Losses) of Unconsolidated Affiliates. The Company recorded equity in earnings of unconsolidated affiliates of $1.4 million compared to $7.0 million for the same period in 2003. This $5.6 million (80.0%) decrease was primarily the result of a decrease in equity in net earnings from Grupo TFM. For the three months ended March 31, 2004, Grupo TFM's operating income declined by $2.1 million compared to the same period in 2003, as revenues declined $1.0 million while operating expenses increased $1.1 million. Results for the first quarter of 2004 for Grupo TFM include a $7.3 million deferred income tax benefit (calculated under accounting principles generally accepted in the United States of America - "U.S. GAAP") compared to a deferred income tax benefit of $23.0 million in the first quarter of 2003. This decrease in the deferred income tax benefit of $15.7 million was the result of fluctuations in the peso exchange rate and tax benefits derived from the impact of inflation in Mexico and had a significant impact on the Company's equity in earnings from Grupo TFM. The Company reports its equity in Grupo TFM under U.S. GAAP, while Grupo TFM reports under International Financial Reporting Standards ("IFRS").

Cumulative Effect of Accounting Change. The Company adopted the provisions of SFAS 143 effective January 1, 2003. As a result, the Company changed its method of accounting for removal costs of certain track structure assets and recorded a one time benefit of $8.9 million (net of income taxes of $5.6 million) during the first quarter of 2003. This change is reported as a cumulative effect of an accounting change in the accompanying consolidated statement of income.

LIQUIDITY AND CAPITAL RESOURCES

Summary cash flow data for the Company is as follows (in millions):

                                                    Three Months
                                                  Ended March 31,
                                           -------------------------------

                                               2004              2003
                                           -------------     -------------
Cash flows provided by (used for):
   Operating activities                       $    40.0         $    47.9
   Investing activities                           (35.6)             (3.6)
   Financing activities                            48.8               0.7
                                           -------------     -------------
   Cash and cash equivalents:
     Net increase                                  53.2              45.0
     At beginning of year                         135.4              19.0
                                           -------------     -------------
     At end of period                         $   188.6         $    64.0
                                           =============     =============


During the three months ended March 31, 2004, the Company's consolidated cash position increased $53.2 million from December 31, 2003, primarily as a result of operating cash inflows, proceeds from the issuance of long-term debt and the proceeds from employee stock plans. These increases were partially offset by debt repayments and property acquisitions. Net operating cash inflows were $40.0 million and $47.9 million for the three months ended March 31, 2004 and 2003, respectively. The $7.9 million decrease in operating cash flows was primarily attributable to changes in working capital balances, resulting mainly from the timing of certain payments and receipts. Changes in the accrued liabilities balance of $21.0 million were primarily related to accrued interest as well as accrued operating leases.

Net investing cash outflows were $35.6 million and $3.6 million for the three months ended March 31, 2004 and 2003, respectively. This $32.0 million increase in cash outflows was primarily a result of a $16.9 million quarter to quarter increase in capital expenditures, a $7.0 million decrease in proceeds from the disposal of property and a $2.2 million increase in investments in and loans to affiliates.

For the first three months of 2004, net financing cash inflows were $48.8 million compared to $0.7 million for the first three months of 2003. This $48.1 million difference was primarily a result of proceeds from the issuance of debt under the 2004 Credit Facility of $150 million, partially offset by $99.0 million in repayment of long-term debt.

Management expects cash flows from operations to be positive throughout the remainder of 2004 as a result of operating income, which has historically resulted in positive operating cash flows. Investing activities are projected to use significant amounts of cash for capital expenditures and investments in subsidiaries. Future roadway improvement projects will continue to be primarily funded by operating cash flows.

The Company's consolidated ratio of debt to total capitalization was 37.2% and 35.2% at March 31, 2004 and December 31, 2003, respectively.

In addition to operating cash flows, the Company has financing available under the 2004 Revolving Credit Facility with a maximum borrowing amount of $100 million. As of March 31, 2004, all $100 million was available under the 2004 Revolving Credit Facility. The 2004 Revolving Credit Facility contains, among other provisions, various financial covenants. As a result of certain financial covenants contained in the 2004 Revolving Credit Facility, maximum utilization of the Company's 2004 Revolving Credit Facility may be restricted. See "Recent Developments - Kansas City Southern Closes on New $250 Million Credit Facility" for further discussion of the 2004 Credit Facility.

Capital improvements for KCSR roadway track structures have historically been funded with cash flows from operations and external debt. The Company has historically used equipment trust certificates for major purchases of locomotives and rolling stock, while using internally generated cash flows or leasing for other equipment. Through its Southern Capital joint venture, the Company has the ability to finance railroad equipment.

The following table summarizes the cash capital expenditures by type.

                                                                Three Months
                                                              Ended March 31,
                                                  -----------------------------------------
Capital Expenditure Category                                2004                2003
    (dollars in millions)                         ------------------- --------------------
Track infrastructure                                      $      19.1          $       8.1
Locomotives, freight cars and other equipment                     3.3                  0.5
Information technology                                            1.3                  0.8
Facilities and improvements                                       0.7                  0.8
Other                                                             4.6                  1.9
                                                   ------------------- --------------------
Total capital expenditures                                $      29.0          $      12.1
                                                   =================== ====================

The Company filed a Universal Shelf Registration Statement on Form S-3 ("Initial Shelf" - Registration No. 33-69648) in September 1993, as amended in April 1996, for the offering of up to $500.0 million in aggregate amount of securities. The SEC declared the Initial Shelf effective on April 22, 1996; however, no securities have been issued thereunder. The Company has carried forward $200 million aggregate amount of unsold securities from the Initial Shelf to a Shelf Registration Statement filed on Form S-3 ("Second Shelf" - Registration No. 333-61006) on May 16, 2001 for the offering of up to $450 million in aggregate amount of securities. The SEC declared the Second Shelf effective on June 5, 2001. Securities in the aggregate amount of $300 million remain available under the Initial Shelf and securities in the aggregate amount of $450 million remain available under the Second Shelf. To date, no securities have been issued under either the Initial Shelf or Second Shelf.

As discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 - "Recent Developments - Mexican Government's Put Rights with Respect to TFM Stock," Grupo TMM and KCS, or either Grupo TMM or KCS, could be required to purchase the Mexican government's interest in TFM. If KCS and Grupo TMM, or either KCS or Grupo TMM individually, had been required to purchase the Mexican government's 20% interest in TFM, the total purchase price would have been approximately $478.1 million as of March 31, 2004. The Company is exploring various alternatives for financing this transaction. It is anticipated that this financing, if necessary, can be accomplished using the Company's ability to access the capital markets. No commitments for such financing have been obtained at this time.

The Company believes, based on current expectations, that its cash and other liquid assets, operating cash flows, access to capital markets, borrowing capacity, and other available financing resources are sufficient to fund anticipated operating, capital and debt service requirements and other commitments through 2004. Also, if necessary, management believes it will be able to fund the Acquisition using existing cash resources and availability under the 2004 Revolving Credit Facility. Management also believes that, if necessary, the Company could obtain financing to fund the purchase of the Mexican government's 20% interest in TFM. The Company's operating cash flows and financing alternatives, however, can be impacted by various factors, some of which are outside of the Company's control. For example, if the Company were to experience a substantial reduction in revenues or a substantial increase in operating costs or other liabilities, its operating cash flows could be significantly reduced. Additionally, the Company is subject to economic factors surrounding capital markets and the Company's ability to obtain financing under reasonable terms is subject to market conditions. Further, the Company's cost of debt can be impacted by independent rating agencies, which assign debt ratings based on certain credit measurements, such as interest coverage and leverage ratios. During March 2004, Moody's Investors Service downgraded the debt ratings of KCS while Standard & Poor's left the debt ratings unchanged. This reduction in the Company's debt ratings did not have any impact on the Company's interest rates or financial covenant ratios, but could adversely impact borrowing costs in the future.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in the Company's Quantitative and Qualitative Disclosures About Market Risk from that previously reported in the Annual Report on Form 10-K for the year ended December 31, 2003.


Item 4.   Controls and Procedures

As of the end of the fiscal quarter for which this Quarterly Report on Form 10-Q is filed, the Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses in the internal controls, and therefore no corrective actions were taken.

PART II - OTHER INFORMATION


Item 1.           Legal Proceedings

Part I, Item 1. "Financial Statements", Note 7 to the Consolidated Financial Statements of this Form 10-Q is hereby incorporated herein by reference.

Item 4.  Submission  of Matters to a Vote of  Security  Holders

a) The Company held its 2004 Annual Meeting of Stockholders ("Annual Meeting") on May 6, 2004. A total of 55,802,443 shares of the Common stock, $.01 per share par value, and Preferred stock, par value $25.00 per share, or 88.7% of the outstanding voting stock on the record date (62,877,226 shares), was represented at the Annual Meeting, thereby constituting a quorum. These shares voted together as a single class.

b) Proxies for the meeting were solicited pursuant to Regulation 14A; there was no solicitation in opposition to management's nominees for directors as listed in such Proxy Statement and all such nominees were elected. The voting for the election of directors was as follows:

                                                                Total
                                                               Shares
                                                        ---------------------

        Election of Three Directors

               (i) A. Edward Allinson
                                   For                            54,330,526
                                   Against                                 -
                                   Withheld                          504,112
                                                        ---------------------
                                             Total                54,834,638
                                                        =====================

               (ii) James R. Jones
                                   For                            54,356,751
                                   Against                                 -
                                   Withheld                          504,112
                                                        ---------------------
                                             Total                54,860,863
                                                        =====================

              (iii) Karen L. Pletz
                                   For                            57,207,716
                                   Against                                 -
                                   Withheld                          504,112
                                                        ---------------------
                                             Total                57,711,828
                                                        =====================


c) Listed below are the other matters voted on at the Company's Annual Meeting. These matters are fully described in the Company's Definitive Proxy Statement. The voting was as follows:

                                                                Total
                                                                Shares
                                                        ---------------------
        Ratification of Audit Committee's
          Selection of Independent Auditors
                                   For                             54,800,152
                                   Against                            945,789
                                   Withheld                            56,502
                                                        ---------------------
                                              Total                55,802,443
                                                        =====================

Item 6.       Exhibits and Reports on Form 8-K

a) Exhibits

Exhibit 10.1 Credit Agreement dated as of March 30, 2004 among KCSR, the Company, The Bank of Nova Scotia, Morgan Stanley Senior Funding, Inc., Harris Trust and Savings Bank, and other parties thereto.

Exhibit 31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


b) Reports on Form 8-K

        The Company filed a Current Report on Form 8-K, dated January 9, 2004, under Item 5 of such form, announcing the ruling by the Delaware Court of Chancery regarding a motion to enforce injunction and hold Grupo TMM, S.A. in contempt in the dispute between KCS and TMM over the Acquisition Agreement.

        The Company furnished a Current Report on Form 8-K, dated January 12, 2004, under Items 7 and 9 of such form, announcing the date, time and other relevant information regarding the Company's fourth quarter presentation and conference call of its financial results for the three months and year ended December 31, 2003. The information included in this Current Report on Form 8-K was furnished pursuant to Item 9 and shall not be deemed to be filed.

        The Company filed a Current Report on Form 8-K, dated January 20, 2004, under Item 5 of such form, announcing that TFM S.A. de C.V. received, on January 19, 2004, a Special Certificate from the Mexican Federal Treasury in the amount of 2,111,111,790 pesos. The Special Certificate has the same face amount as the value added tax refund claimed by TFM.

        The Company filed a Current Report on Form 8-K, dated January 21, 2004, under Item 5 of such form, announcing that on January 20, 2004, TFM, S.A. de C.V. was served with an official letter notifying TFM of the Mexican Government's findings and conclusions arising from its tax audit of TFM's tax return for the fiscal year ended December 31, 1997.

        The Company furnished a Current Report on Form 8-K, dated January 30, 2004, under Items 7 and 12 of such form, announcing KCS's fourth quarter and year to date 2003 earnings and operating results and schedules regarding certain financial information discussed at the Company's fourth quarter 2003 analyst presentation and conference call. The information furnished in this Current Report on Form 8-K pursuant to item 12 shall not be deemed to be filed.

        The Company filed a Current Report on Form 8-K, dated March 23, 2004, under Item 5 of such form, announcing that the panel of the AAA International Centre for Dispute Resolution hearing the dispute between KCS and Grupo TMM, S.A. issued its interim award on March 19, 2004 finding that the Grupo Transportation Ferroviaria Mexicana, S.A. de C.V. Acquisition Agreement remains in force and is binding on KCS and TMM in accordance with its terms. Under the Acquisition Agreement, KCS would acquire all of the common shares of Grupo TFM. Grupo TFM owns all of the common stock of TFM, S.A. de C.V.

        The Company furnished a Current Report on Form 8-K, dated March 31, 2004, under Item 12 of such form, announcing that KCS has filed its 2003 Form 10-K reporting final earnings for 2003. Additionally, in an unrelated matter, the press release announced that the Company is seeking renewed authority from the Mexican Competition Commission. The Company also furnished schedules regarding certain financial information contained within the Company's press release dated March 30, 2004. The information furnished in this Current Report on Form 8-K pursuant to item 12 shall not be deemed to be filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on May 10, 2004.

                              Kansas City Southern

                               /s/ Ronald G. Russ
--------------------------------------------------------------------------------
                                 Ronald G. Russ
              Executive Vice President and Chief Financial Officer
                          (Principal Financial Officer)