Form 10-Q
period 2004-06-30
KANSAS CITY SOUTHERN
filed 2004-08-06
CIK 54480

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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


          Class                                     Outstanding at July 31, 2004
--------------------------------------------------------------------------------
Common Stock, $.01 per share par value                       62,674,383 Shares
--------------------------------------------------------------------------------


                              KANSAS CITY SOUTHERN
                                    FORM 10-Q
                                  JUNE 30, 2004

                                      INDEX

                                                                                                            Page

PART I - FINANCIAL INFORMATION


Item 1.           Financial Statements

Introductory Comments                                                                                          2


Consolidated Balance Sheets -
     June 30, 2004 and December 31, 2003                                                                       3


Consolidated Statements of Income -
     Three and Six Months Ended June 30, 2004 and 2003                                                         4


Consolidated Statements of Cash Flows -
     Six Months Ended June 30, 2004 and 2003                                                                   5


Consolidated Statement of Changes in Stockholders' Equity -
     Six Months Ended June 30, 2004                                                                            6


Notes to Consolidated Financial Statements                                                                     7


Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                         15


Item 3.           Quantitative and Qualitative Disclosures About Market Risk                                  26


Item 4.           Controls and Procedures                                                                     26


PART II - OTHER INFORMATION


Item 1.           Legal Proceedings                                                                           27


Item 6.           Exhibits and Reports on Form 8-K                                                            27


SIGNATURES                                                                                                    28
----------


                              KANSAS CITY SOUTHERN
                                    FORM 10-Q
                                  JUNE 30, 2004


PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


Introductory Comments

The Consolidated Financial Statements included herein have been prepared by Kansas City Southern (the "Company" or "KCS"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and the notes thereto, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q. Results for the three and six months ended June 30, 2004 are not necessarily indicative of the results expected for the full year 2004.


                                                KANSAS CITY SOUTHERN
                                             CONSOLIDATED BALANCE SHEETS
                                     (Dollars in millions, except share amounts)


                                                                                    June 30,           December 31,
                                                                                      2004                 2003
                                                                                ------------------   ------------------
                                                                                   (Unaudited)
 ASSETS

 Current Assets:
      Cash and cash equivalents                                                     $       156.5        $       135.4
      Accounts receivable, net                                                              103.7                108.2
      Accounts receivable from related parties                                               10.7                  6.4
      Inventories                                                                            44.7                 36.8
      Other current assets                                                                   25.9                 21.3
                                                                                ------------------   ------------------
          Total current assets                                                              341.5                308.1
                                                                                ------------------   ------------------

 Investments                                                                                446.8                442.7

 Properties (net of $738.6 and $734.3 accumulated
      depreciation and amortization, respectively)                                        1,401.6              1,362.5

 Goodwill                                                                                    10.6                 10.6

 Other assets                                                                                31.4                 29.0
                                                                                ------------------   ------------------
      Total assets                                                                  $     2,231.9        $     2,152.9
                                                                                ==================   ==================

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
      Debt due within one year                                                      $         8.8        $         9.9
      Accounts and wages payable                                                             50.7                 45.5
      Accrued liabilities                                                                   124.1                119.4
                                                                                ------------------   ------------------
          Total current liabilities                                                         183.6                174.8
                                                                                ------------------   ------------------

 Other Liabilities
      Long-term debt                                                                        563.9                513.5
      Deferred income taxes                                                                 397.2                391.5
      Other noncurrent liabilities and deferred credits                                     109.1                109.4
                                                                                ------------------   ------------------
          Total other liabilities                                                         1,070.2              1,014.4
                                                                                ------------------   ------------------

 Stockholders' Equity:
      $25 par, 4% noncumulative, Preferred stock, 840,000
        shares authorized, 649,736 shares issued, 242,170
        shares outstanding                                                                    6.1                  6.1
      $1 par, Cumulative Preferred stock, 400,000 shares
        authorized, issued and outstanding at June 30, 2004
        and December 31, 2003                                                                 0.4                  0.4
      $.01 par, Common stock, 400,000,000 shares authorized;
        73,369,116 shares issued; 62,674,103 and 62,175,621
        shares outstanding at June 30, 2004 and December 31,
        2003, respectively                                                                    0.6                  0.6
      Paid in capital                                                                       115.9                110.9
      Retained earnings                                                                     854.4                846.2
      Accumulated other comprehensive income (loss)                                           0.7                 (0.5)
                                                                                ------------------   ------------------
          Total stockholders' equity                                                        978.1                963.7
                                                                                ------------------   ------------------
      Total liabilities and stockholders' equity                                    $     2,231.9        $     2,152.9
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



                                                  KANSAS CITY SOUTHERN
                                            CONSOLIDATED STATEMENTS OF INCOME
                                 (Dollars in millions, except share and per share data)
                                                       (Unaudited)


                                                                     Three Months                        Six Months
                                                                    Ended June 30,                     Ended June 30,
                                                          ----------------------------------- ----------------------------------

                                                                2004              2003             2004              2003
                                                          ----------------- ----------------- ---------------- -----------------

Revenues                                                        $    153.9       $     146.3      $     301.7       $     286.5

Operating expenses
   Compensation and benefits                                          52.2              47.5            103.0              98.0
   Purchased services                                                 15.4              15.2             31.0              30.3
   Fuel                                                               14.6              11.3             29.4              24.1
   Equipment costs                                                    11.6              15.4             24.6              29.4
   Depreciation and amortization                                      13.1              16.0             25.9              31.9
   Casualties and insurance                                           10.9               8.4             16.6              16.5
   Other leases                                                        3.0               2.3              5.7               4.8
   Other                                                              13.6              16.0             28.6              30.5
                                                          ----------------- ----------------- ---------------- -----------------
Total operating expenses                                             134.4             132.1            264.8             265.5
                                                          ----------------- ----------------- ---------------- -----------------

Operating income                                                      19.5              14.2             36.9              21.0

Equity in net earnings of unconsolidated affiliates:
     Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V.           2.9              (2.3)             4.2               4.6
     Other                                                             0.3              (0.2)             0.4              (0.1)
Interest expense                                                     (10.9)            (11.7)           (21.7)            (23.2)
Debt retirement costs                                                   -                 -              (4.2)               -
Other income                                                           1.7               1.5              3.2               2.8
                                                          ----------------- ----------------- ---------------- -----------------
Income before income taxes and cumulative effect of
     accounting change                                                13.5               1.5             18.8               5.1
Income tax provision                                                   4.3               2.0              6.2               0.9
                                                          ----------------- ----------------- ---------------- -----------------

Income (loss) before cumulative effect of accounting change            9.2              (0.5)            12.6               4.2
Cumulative effect of accounting change, net of income taxes             -                 -                -                8.9
                                                          ----------------- ----------------- ---------------- -----------------
Net income (loss)                                               $      9.2       $      (0.5)     $      12.6       $      13.1
Preferred stock dividends                                              2.2               1.3              4.4               1.4
                                                          ----------------- ----------------- ---------------- -----------------
Net income (loss) available to Common shareholders              $      7.0       $      (1.8)     $       8.2       $      11.7
                                                          ================= ================= ================ =================

Per Share Data
Basic earnings per Common share
   Income (loss) before cumulative effect
           of accounting change                                 $     0.11       $     (0.03)     $      0.13       $      0.05
   Cumulative effect of accounting change,
           net of income taxes                                         -                 -                -                0.14
                                                          ----------------- ----------------- ---------------- -----------------
       Total basic earnings (loss) per Common share             $     0.11       $     (0.03)     $      0.13       $      0.19
                                                          ================= ================= ================ =================

Diluted earnings per Common share
   Income (loss) before cumulative effect
           of accounting change                                 $     0.11       $     (0.03)     $      0.13       $      0.05
   Cumulative effect of accounting change,
           net of income taxes                                         -                 -                -                0.14
                                                          ----------------- ----------------- ---------------- -----------------
       Total diluted earnings (loss) per Common share           $     0.11       $     (0.03)     $      0.13       $      0.19
                                                          ================= ================= ================ =================

Weighted average Common shares outstanding (in thousands)
       Basic                                                        62,655            61,649           62,570            61,525
       Potential dilutive Common shares                              1,175                -             1,242             1,397
                                                          ----------------- ----------------- ---------------- -----------------
         Diluted                                                    63,830            61,649           63,812            62,922
                                                          ================= ================= ================ =================






                              See accompanying notes to consolidated financial statements.


                                                  KANSAS CITY SOUTHERN
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Dollars in millions)
                                                       (Unaudited)


                                                                                               Six Months
                                                                                             Ended June 30,
                                                                                ---------------------------------------

                                                                                      2004                 2003
                                                                                ------------------   ------------------
CASH FLOWS PROVIDED BY (USED FOR):

OPERATING ACTIVITIES:
   Net income                                                                        $       12.6         $       13.1
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                                                           25.9                 31.9
     Deferred income taxes                                                                    3.3                  7.1
     Equity in undistributed earnings of unconsolidated affiliates                           (4.6)                (4.5)
     Distributions from unconsolidated affiliates                                             8.8                   -
     Gain on sale of property                                                                (0.7)                (1.8)
     Cumulative effect of accounting change                                                    -                  (8.9)
     Tax benefit realized upon exercise of stock options                                      0.9                  0.9
   Changes in working capital items:
     Accounts receivable                                                                      0.2                  1.8
     Inventories                                                                             (7.9)                (1.4)
     Other current assets                                                                    (1.2)                 4.0
     Accounts and wages payable                                                               4.9                (12.2)
     Accrued liabilities                                                                      6.1                 15.6
   Other, net                                                                                 2.0                 (5.2)
                                                                                ------------------   ------------------
     Net cash provided by operating activities                                               50.3                 40.4
                                                                                ------------------   ------------------


INVESTING ACTIVITIES:
   Property additions                                                                       (66.3)               (30.4)
   Proceeds from disposal of property                                                         1.9                  7.7
   Investment in and loans to affiliates                                                     (4.8)               (32.8)
   Other, net                                                                                (5.0)                (4.7)
                                                                                ------------------   ------------------
     Net cash used for investing activities                                                 (74.2)               (60.2)
                                                                                ------------------   ------------------


FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                                                 150.0                   -
   Repayment of long-term debt                                                             (100.6)                (2.5)
   Issuance of preferred stock, net                                                            -                 193.2
   Debt issuance costs                                                                       (2.9)                  -
   Proceeds from stock plans                                                                  2.9                  2.1
   Cash dividends paid                                                                       (4.4)                (0.1)
                                                                                ------------------   ------------------
     Net cash provided by financing activities                                               45.0                192.7
                                                                                ------------------   ------------------


CASH AND CASH EQUIVALENTS:
   Net increase in cash and cash equivalents                                                 21.1                172.9
   At beginning of year                                                                     135.4                 19.0
                                                                                ------------------   ------------------
   At end of period                                                                  $      156.5         $      191.9
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



                                                  KANSAS CITY SOUTHERN
                                CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                       (Dollars in millions, except share amounts)
                                                       (Unaudited)


                                                        $1 Par                                             Accumulated
                                          $25 Par     Cumulative    $.01 Par        Paid                      Other
                                         Preferred    Preferred      Common          In        Retained   Comprehensive
                                           Stock        Stock        Stock        Capital      Earnings   Income (Loss)     Total
                                       ---------------------------------------------------------------------------------------------

Balance at December 31, 2003                $    6.1   $    0.4       $    0.6      $  110.9     $  846.2    $   (0.5)     $  963.7

Comprehensive income:
   Net income                                                                                        12.6
   Change in fair value of cash flow hedges                                                                       1.0
      Amortization of accumulated other
      comprehensive income (loss)
      related to interest rate swaps                                                                              0.2
Comprehensive income                                                                                                           13.8
Dividends on $25 Par
     Preferred Stock ($0.50/share)                                                                   (0.1)                     (0.1)
Dividends on $1 Par Cumulative Preferred
     Stock ($10.63/share)                                                                            (4.3)                     (4.3)
Options exercised and stock subscribed                                                   2.6                                    2.6
Stock plan shares issued from treasury                                                   2.4                                    2.4
                                        --------------------------------------------------------------------------------------------

Balance at June 30, 2004                    $    6.1   $    0.4       $    0.6      $  115.9     $  854.4    $    0.7      $  978.1
                                        ============================================================================================






                                          See accompanying notes to consolidated financial statements.

                              KANSAS CITY SOUTHERN
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Accounting Policies and Interim Financial Statements. In the opinion of the management of KCS, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company and its subsidiary companies as of June 30, 2004 and December 31, 2003, the results of its operations for the three and six months ended June 30, 2004 and 2003, its cash flows for the six months ended June 30, 2004 and 2003, and its changes in stockholders' equity for the six months ended June 30, 2004. The accompanying consolidated financial statements have been prepared consistently with accounting policies described in Note 2 to the consolidated financial statements included in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2003. The results of operations for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year 2004. For information regarding the Company's critical accounting policies and estimates, please see Item 7 of the Company's Annual Report on Form 10-K "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates." Certain prior year amounts have been reclassified to conform to the current year presentation.

     For the six months ended June 30, 2004, depreciation expense reflects the results of a study performed by engineering consultants for the Company. This study yielded longer estimates of depreciable lives, as well as higher estimates of salvage values, based upon actual experience since the previous study performed in 1999. The net impact of the application of these new estimates is a decrease in depreciation expense for the six months ended June 30, 2004 of approximately $6.4 million.

2. Earnings Per Share Data. Basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if convertible securities were converted into common stock or stock options were exercised. The following is a reconciliation from the weighted average shares used for the basic earnings per share computation to the shares used for the diluted earnings per share computation for the three and six months ended June 30, 2004 and 2003, respectively (in thousands):


                                                               Three Months                        Six Months
                                                              Ended June 30,                     Ended June 30,
                                                     ---------------------------------   --------------------------------

                                                          2004              2003              2004             2003
                                                     ---------------   ---------------   ---------------  ---------------
      Basic shares                                           62,655            61,649            62,570           61,525
      Effect of dilution:  Stock options                      1,175                -              1,242            1,397
      Effect of dilution:  Convertible preferred stock           -                 -                 -                -
                                                     ---------------   ---------------   ---------------  ---------------
      Diluted shares                                         63,830            61,649            63,812           62,922
                                                     ===============   ===============   ===============  ===============

       Shares excluded from diluted computation              14,000            11,325            14,000            5,503
                                                     ---------------   ---------------   ---------------  ---------------

     For the periods presented, shares related to the convertible preferred stock were excluded from the computation of diluted earnings per share because the inclusion of these shares would have been antidilutive to earnings per share. Additionally, for each of the three and six month periods ended June 30, 2004, 611 shares related to stock options were excluded from the calculation of diluted earnings per share because the exercise prices were greater than the average market price of common shares. For the six months ended June 30, 2003, 1,040 shares related to stock options were excluded from the calculation of diluted earnings per share because the exercise prices were greater than the average market price of common shares. For the three months ended June 30, 2003, no potentially dilutive shares were included in the computation due to the antidilutive effect as a result of the net loss for the period.

3. Investments. Investments in unconsolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control. Investments in unconsolidated affiliates at June 30, 2004 include, among others, equity interests in Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. ("Grupo TFM"), Southern Capital Corporation, LLC ("Southern Capital"), and the Panama Canal Railway Company ("PCRC").

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

     As of June 30, 2004 and December 31, 2003, costs of approximately $13.0 million and $9.3 million, respectively, related to the Acquisition have been deferred and are reported as "other assets" in the accompanying consolidated balance sheets. A termination fee of $18 million is payable in the event of termination of the Acquisition Agreement due to (i) a change of control of either KCS or Grupo TMM, in which case the party experiencing the change of control shall pay the termination fee to the other party, or
     (ii) the failure of the stockholders of KCS or of Grupo TMM to approve the Acquisition if at or prior to the meeting of such stockholders to approve the Acquisition, the Board of Directors of KCS, in the case of the KCS stockholders' meeting, or the Board of Directors of Grupo TMM, in the case of the Grupo TMM stockholders' meeting, has failed to recommend or has withdrawn and not reinstated its recommendation of the Acquisition, then the party whose stockholders shall not have approved the Acquisition shall pay the termination fee to the other party provided that the party not experiencing the change of control, or whose stockholders were not the stockholders failing to approve the Acquisition, has elected to terminate the Acquisition Agreement. The Board of Directors of Grupo TMM is obligated under the terms of the Acquisition Agreement to recommend (and not withdraw) approval of the Acquisition. The Board of Directors of KCS is also obligated to recommend approval of the Acquisition, but may withdraw its recommendation under certain circumstances. Payment of a termination fee pursuant to the terms of the Acquisition Agreement would not preclude, limit or diminish any other rights or remedies a non-breaching party may have under the Acquisition Agreement.

     Condensed financial information of certain unconsolidated affiliates is shown below. All amounts, including those for Grupo TFM, are presented under U.S. GAAP. Financial information of immaterial unconsolidated affiliates has been omitted:


     Financial Condition (dollars in millions):

                                                   June 30, 2004                            December 31, 2003
                                       ---------------------------------------    ---------------------------------------
                                                                   Southern                                   Southern
                                           PCRC      Grupo TFM     Capital           PCRC       Grupo TFM     Capital
                                       ------------- ------------ ------------    ------------ ------------ -------------

Current assets                             $    3.4    $   229.1     $    3.6        $    3.6    $   225.7      $    5.0
Non-current assets                             83.6      2,116.5        110.6            84.2      2,111.8         127.3
                                       ------------- ------------ ------------    ------------ ------------ -------------
       Assets                              $   87.0    $ 2,345.6     $  114.2        $   87.8    $ 2,337.5      $  132.3
                                       ============= ============ ============    ============ ============ =============

Current liabilities                        $    9.2    $   309.7     $     -         $    9.9    $   362.7      $    1.2
Non-current liabilities                        70.6        856.1         66.5            68.9        806.7          75.0
Minority interest                                -         357.3           -               -         354.9            -
Equity of stockholders and partners             7.2        822.5         47.7             9.0        813.2          56.1
                                       ------------- ------------ ------------    ------------ ------------ -------------
       Liabilities and equity              $   87.0    $ 2,345.6     $  114.2        $   87.8    $ 2,337.5      $  132.3
                                       ============= ============ ============    ============ ============ =============

KCS's investment                           $    3.7    $   396.3     $   23.9        $    4.5    $   392.1      $   28.0
                                       ------------- ------------ ------------    ------------ ------------ -------------



Operating Results (dollars in millions):

                                                            Three Months                        Six Months
                                                           Ended June 30,                     Ended June 30,
                                                     ----------------------------       ----------------------------

                                                       2004              2003             2004              2003
                                                     ----------        ----------       ----------        ----------
Revenues:
    Grupo TFM                                          $ 184.9           $ 176.6          $ 352.4           $ 345.1
    Southern Capital                                       6.0               7.9             12.0              15.9
    PCRC                                                   1.6               1.4              3.7               3.2

Operating expenses:
    Grupo TFM                                          $ 149.9           $ 147.4          $ 293.0           $ 287.7
    Southern Capital                                       4.4               6.9              9.2              13.9
    PCRC                                                   2.1               2.0              4.2               4.0

Net income (loss):
    Grupo TFM                                          $   6.3           $  (4.7)         $   9.2           $  10.3
    Southern Capital                                       7.6               1.0              8.8               2.0
    PCRC                                                  (0.8)             (1.5)            (1.6)             (2.3)


4. Noncash Investing and Financing Activities. The Company initiated the Fifteenth Offering of KCS common stock under the Employee Stock Purchase Plan ("ESPP") during 2003. Stock subscribed under the Fifteenth Offering will be issued to employees in 2005 and is being paid for through employee payroll deductions in 2004. During the first six months of 2004, the Company has received approximately $1.3 million from payroll deductions associated with the Fifteenth Offering of the ESPP. In the first quarter of 2004, the Company issued approximately 197,734 shares of KCS common stock under the Fourteenth Offering of the ESPP. These shares, totaling a purchase price of approximately $2.4 million, were subscribed and paid for through employee payroll deductions in 2003.

5. Derivative Financial Instruments. The Company does not engage in the trading of derivatives for speculative purposes but uses them for risk management purposes only. The Company's objective for using derivative instruments is to manage its fuel and interest rate risk. In general, the Company enters into derivative transactions in limited situations based on management's assessment of current market conditions and perceived risks. Management intends to respond to evolving business and market conditions in order to manage risks and exposures associated with the Company's various operations, and in doing so, may enter into such transactions more frequently as deemed appropriate.

     Fuel Derivative Transactions
     At June 30, 2004, the Company was a party to five fuel swap agreements for a notional amount of approximately 7.1 million gallons of fuel. Under the terms of these swaps, the Company receives a variable price based upon an average of the spot prices calculated on a monthly basis as reported through a petroleum price reporting service and pays a fixed price determined at the time the Company enters into the swap transaction. The variable price the Company receives is approximately equal to the price the Company pays in the market for locomotive fuel. By entering into these swap transactions, the Company is able to fix the cost of fuel for the notional amount of gallons hedged.

     A summary of the swap agreements to which KCSR was a party as of June 30, 2004 follows:

         Trade Dates              Notional Amount        Fixed pay per gallon            Expiration Date
---------------------------- ----------------------- ----------------------------- ----------------------------

    March 18, 2003 through                                                             June 30, 2004 through
       October 31, 2003        7.1 million gallons         64(cent)- 69(cent)             December 31, 2005

     Cash settlements of these swaps occur on a monthly basis on the fifth business day of the month following the month in which the settlement is calculated. As of June 30, 2004, the fair market value of the benefit of the swaps was $1.9 million. For the years ended December 31, 2003 and 2002, KCSR consumed 55.4 million and 55.3 million gallons of fuel, respectively.

     Fuel hedging transactions, including fuel swaps as well as forward purchase commitments, resulted in a decrease in fuel expense of $0.9 million and $0.2 million in the six months ended June 30, 2004 and 2003, respectively.

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

                                                Three Months ended June 30,              Six Months ended June 30,
                                           --------------------------------------------------------------------------------

                                                 2004                2003                 2004                 2003
                                           ------------------ -------------------  -------------------  -------------------
Net income (in millions):
     As reported                                  $      9.2        $       (0.5)         $      12.6           $     13.1
     Total stock-based compensation
     expense determined under fair value
     method, net of income taxes                        (0.4)               (0.6)                (0.9)                (1.0)
                                           ------------------ -------------------  -------------------  -------------------
     Pro forma                                    $      8.8        $       (1.1)         $      11.7           $     12.1

Earnings per Basic share:
     As reported                                  $     0.11        $      (0.03)         $      0.13           $     0.19
     Pro forma                                    $     0.11        $      (0.04)         $      0.12           $     0.17

Earnings per Diluted share:
     As reported                                  $     0.11        $      (0.03)         $      0.13           $     0.19
     Pro forma                                    $     0.10        $      (0.04)         $      0.12           $     0.17


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

     Net periodic postretirement benefit cost included the following components (in millions):

                                                Three Months ended June 30,              Six Months ended June 30,
                                           ------------------------------------------------------------------------------

                                                 2004                2003                 2004               2003
                                           ------------------ -------------------  -------------------- -----------------

Service cost                                      $      0.1           $     0.1           $      0.2          $     0.2
Interest cost                                            0.1                 0.1                  0.2                0.2
Expected return on plan assets                            -                   -                    -                  -
                                           ------------------ -------------------  -------------------- -----------------
Net periodic postretirement benefit cost          $      0.2           $     0.2           $      0.4          $     0.4
                                           ================== ===================  ==================== =================

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

9. New Credit Facility. During March 2004, the Company used cash on hand to repay approximately $98.5 million of debt relating to the Company's former credit facility. On March 30, 2004, the Company closed on a new credit facility ("2004 Credit Facility"). The 2004 Credit Facility consists of a $100 million revolving credit facility ("2004 Revolving Credit Facility") maturing on March 30, 2007 and a $150 million Term B loan facility ("Term B Loan Facility") maturing on March 30, 2008. The Term B Loan Facility was fully funded on the closing date and the proceeds are expected to be used to pay transaction costs and for other general corporate purposes, including additional investments in the Company's Mexican affiliates. There were no funds drawn under the previous revolving credit facility and the full $100 million borrowing capacity under the 2004 Revolving Credit Facility is currently available to the Company. Up to $25.0 million of the 2004 Revolving Credit Facility is available for letters of credit and up to $15 million is available for swing line loans. The proceeds from future borrowings under the 2004 Revolving Credit Facility may be used for working capital and for general corporate purposes, including additional investments in our Mexican affiliates. The letters of credit may be used for general corporate purposes. Borrowings under the 2004 Credit Facility are secured by substantially all of the Company's assets and are guaranteed by the majority of its subsidiaries.

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

     The 2004 Credit Facility contains certain provisions, covenants and restrictions customary for this type of debt and for borrowers with a similar credit rating. These provisions include, among others, restrictions on the Company's ability and its subsidiaries ability to 1) incur additional debt or liens; 2) enter into sale and leaseback transactions; 3) merge or consolidate with another entity; 4) sell assets; 5) enter into certain transactions with affiliates; 6) make investments, loans, advances, guarantees or acquisitions; 7) make certain restricted payments, including dividends, or make certain payments on other indebtedness; or 8) make capital expenditures in excess of allowed amounts. In addition, the Company is required to comply with certain financial ratios, including minimum interest expense coverage and leverage ratios. The 2004 Credit Facility also contains certain customary events of default. These covenants, along with other provisions, could restrict maximum utilization of the 2004 Revolving Credit Facility.

     Approximately  $2.9  million  of debt  issuance  costs  related to the 2004
     Credit Facility have been deferred and are being amortized over the respective terms of the loans. Debt retirement costs of approximately $4.2 million associated with the previous revolving credit facility and term loan were recorded during the quarter ended March 31, 2004.

10. Transactions with Affiliates. On May 1, 2004, Southern Capital, a 50% owned joint venture investment of the Company, concluded the sale of 74 locomotives to KCSR. These locomotives had previously been leased to KCSR under a single lease agreement, which contained an option for KCSR to purchase the locomotives. Upon the expiration of this lease on May 1, 2004, KCSR exercised its option and purchased the locomotives for $14.3 million resulting in a gain to Southern Capital of approximately $6.0 million. This gain has been recognized by Southern Capital. The Company accounts for its investment in Southern Capital under the equity method of accounting. Accordingly, the Company has deferred recognition of its portion of the gain of approximately $3.0 million and is instead amortizing this gain into income as a reduction to depreciation expense over the depreciable lives of the locomotives.

11. Condensed Consolidating Financial Information. KCSR has outstanding $200 million of 9 1/2% senior notes due 2008 and $200 million of 7 1/2% senior notes due 2009. Both of these note issues are unsecured obligations of
     KCSR, however, they are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by KCS and certain of the subsidiaries (all of which are wholly-owned) within the KCS consolidated group. For each of these note issues, KCS registered exchange notes with the SEC that have substantially identical terms and associated guarantees and all of the initial senior notes for each issue have been exchanged for $200 million of registered exchange notes for each respective note issue.

     The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10 "Financial statements of guarantors and issuers of guaranteed securities registered or being registered." This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with U.S. GAAP.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

                                                 Six months ended June 30, 2004 (dollars in millions)
                                  ------------------------------------------------------------------------------------

                                                                                Non-
                                                               Guarantor     Guarantor    Consolidating  Consolidated
                                     Parent          KCSR     Subsidiaries  Subsidiaries   Adjustments       KCS
                                  ------------- ------------- ------------- ------------- -------------- -------------
Revenues                             $       -    $    299.7     $    10.6     $     6.7    $     (15.3)   $    301.7
Operating expenses                         7.0         256.0          10.2           6.9          (15.3)        264.8
                                  ------------- ------------- ------------- ------------- -------------- -------------
     Operating income (loss)              (7.0)         43.7           0.4          (0.2)             -          36.9

Equity in net earnings (losses)of
   unconsolidated affiliates and
   subsidiaries                           17.3           4.6             -           3.9          (21.2)          4.6
Interest expense                          (0.3)        (21.4)         (0.2)            -            0.2         (21.7)
Debt retirement costs                        -          (4.2)            -             -              -          (4.2)
Other income                               0.1           2.6           0.1           0.6           (0.2)          3.2
                                  ------------- ------------- ------------- ------------- -------------- -------------
   Income (loss) before
     income taxes                         10.1          25.3           0.3           4.3          (21.2)         18.8
Income tax provision (benefit)            (2.5)          8.5           0.1           0.1              -           6.2
                                  ------------- ------------- ------------- ------------- -------------- -------------
Net income (loss)                    $    12.6    $     16.8     $     0.2     $     4.2    $     (21.2)   $     12.6
                                  ============= ============= ============= ============= ============== =============

                                                 Six months ended June 30, 2003 (dollars in millions)
                                  ------------------------------------------------------------------------------------

                                                                                Non-
                                                               Guarantor     Guarantor    Consolidating  Consolidated
                                     Parent          KCSR     Subsidiaries  Subsidiaries   Adjustments       KCS
                                  ------------- ------------- ------------- ------------- -------------- -------------
Revenues                             $       -    $    283.3     $     9.7     $    14.8    $     (21.3)   $    286.5
Operating expenses                         6.4         255.8           9.4          15.2          (21.3)        265.5
                                  ------------- ------------- ------------- ------------- -------------- -------------
     Operating income (loss)              (6.4)         27.5           0.3          (0.4)             -          21.0

Equity in net earnings (losses)of
   unconsolidated affiliates and
   subsidiaries                            8.8           4.6             -           4.5          (13.4)          4.5
Interest expense                          (0.3)        (22.8)         (0.1)            -              -         (23.2)
Other income                                -            2.3           0.2           0.6           (0.3)          2.8
                                  ------------- ------------- ------------- ------------- -------------- -------------
   Income (loss) before
     income taxes and cumulative
     effect of accounting change           2.1          11.6           0.4           4.7          (13.7)          5.1
Income tax provision (benefit)            (2.1)          2.8           0.1           0.1              -           0.9
                                  ------------- ------------- ------------- ------------- -------------- -------------
Income (loss) before cumulative
     effect of accounting change           4.2           8.8           0.3           4.6          (13.7)          4.2
Cumulative effect of accounting
  change, net of income taxes              8.9           8.9             -             -           (8.9)          8.9
                                  ------------- ------------- ------------- ------------- -------------- -------------
Net income (loss)                    $    13.1    $     17.7     $     0.3     $     4.6    $     (22.6)   $     13.1
                                  ============= ============= ============= ============= ============== =============

Condensed Consolidating Balance Sheets

                                                       As of June 30, 2004 (dollars in millions)
                                  ------------------------------------------------------------------------------------

                                                                                Non-
                                                               Guarantor     Guarantor    Consolidating  Consolidated
                                     Parent         KCSR      Subsidiaries  Subsidiaries   Adjustments       KCS
                                  ------------- ------------- ------------- ------------- -------------- -------------
ASSETS
   Current assets                    $   207.7    $    345.2     $    10.1     $    11.2    $    (232.7)   $    341.5
   Investments                           820.0         437.1             -         433.3       (1,243.6)        446.8
   Properties, net                         0.6       1,397.2           3.8             -              -       1,401.6
   Goodwill and other assets              14.7          27.3           1.8           7.8           (9.6)         42.0
                                  ------------- ------------- ------------- ------------- -------------- -------------
     Total assets                    $ 1,043.0    $  2,206.8     $    15.7     $   452.3    $  (1,485.9)   $  2,231.9
                                  ============= ============= ============= ============= ============== =============

LIABILITIES AND EQUITY
   Current liabilities               $     6.3    $    372.1     $     1.8     $    36.0    $    (232.6)   $    183.6
   Long-term debt                          1.2         562.0           0.7             -              -         563.9
   Payable to affiliates                  23.6             -           0.6             -          (24.2)            -
   Deferred income taxes                     -         404.7           0.2           2.0           (9.7)        397.2
   Other liabilities                      33.8          57.1           4.7          13.6           (0.1)        109.1
   Stockholders' equity                  978.1         810.9           7.7         400.7       (1,219.3)        978.1
                                  ------------- ------------- ------------- ------------- -------------- -------------
    Total liabilities and equity     $ 1,043.0    $  2,206.8     $    15.7     $   452.3    $  (1,485.9)   $  2,231.9
                                  ============= ============= ============= ============= ============== =============


                                                               As of December 31, 2003 (dollars in millions)
                                          ------------------------------------------------------------------------------------
                                                                                        Non-
                                                                        Guarantor     Guarantor    Consolidating  Consolidated
                                              Parent         KCSR      Subsidiaries  Subsidiaries   Adjustments       KCS
                                          ------------- ------------- ------------- ------------- -------------- -------------
ASSETS
   Current assets                            $    221.9    $    285.3    $     11.7    $     15.1   $     (225.9)   $    308.1
   Investments                                    801.4         431.1             -         452.4       (1,242.2)        442.7
   Properties, net                                  0.2       1,358.5           3.8             -              -       1,362.5
   Goodwill and other assets                       11.0          28.6           1.7          11.3          (13.0)         39.6
                                           ------------- ------------- ------------- ------------- -------------- -------------
     Total assets                            $  1,034.5    $  2,103.5    $     17.2    $    478.8   $   (1,481.1)   $  2,152.9
                                           ============= ============= ============= ============= ============== =============

LIABILITIES AND EQUITY
   Current liabilities                       $     14.8    $    346.7    $      3.8    $     35.4   $     (225.9)   $    174.8
   Long-term debt                                   1.3         511.5           0.7             -              -         513.5
   Payable to affiliates                           19.5             -           0.7             -          (20.2)            -
   Deferred income taxes                            3.3         398.5           0.2           2.5          (13.0)        391.5
   Other liabilities                               31.9          54.4           4.3          18.8              -         109.4
   Stockholders' equity                           963.7         792.4           7.5         422.1       (1,222.0)        963.7
                                           ------------- ------------- ------------- ------------- -------------- -------------
    Total liabilities and equity             $  1,034.5    $  2,103.5    $     17.2    $    478.8   $   (1,481.1)   $  2,152.9
                                           ============= ============= ============= ============= ============== =============



Condensed Consolidating Statements of Cash Flows

                                                            Six months ended June 30, 2004 (dollars in millions)
                                           ------------------------------------------------------------------------------------

                                                                                        Non-
                                                                         Guarantor     Guarantor    Consolidating  Consolidated
                                               Parent        KCSR       Subsidiaries  Subsidiaries   Adjustments       KCS
                                           ------------- ------------- ------------- ------------- -------------- -------------
Net cash flows provided by (used
for) operating activities:                   $    (28.1)   $     75.8    $      0.7    $      4.6   $       (2.7)   $     50.3
                                           ------------- ------------- ------------- ------------- -------------- -------------

Investing activities:
   Property additions                              (0.5)        (65.6)         (0.2)            -              -         (66.3)
   Proceeds from disposal of property                 -           1.9             -             -              -           1.9
   Investments in and loans to affiliates             -          (3.2)            -          (8.1)           6.5          (4.8)
   Repayment of loans to affiliates                   -             -             -           2.4           (2.4)            -
   Other, net                                      (3.5)         (4.1)         (0.1)            -            2.7          (5.0)
                                           ------------- ------------- ------------- ------------- -------------- -------------
     Net                                           (4.0)        (71.0)         (0.3)         (5.7)           6.8         (74.2)
                                           ------------- ------------- ------------- ------------- -------------- -------------

Financing activities:
   Proceeds from issuance of
     long-term debt                                   -         150.0             -             -              -         150.0
   Repayment of long-term debt                        -         (99.6)         (1.0)            -              -        (100.6)
   Proceeds from loans from affiliates              6.5             -             -             -           (6.5)            -
   Repayment of loans from affiliates              (2.4)            -             -             -            2.4             -
   Debt issuance costs                                -          (2.9)            -             -              -          (2.9)
   Proceeds from stock plans                        2.9             -             -             -              -           2.9
   Cash dividends paid                             (4.4)            -             -             -              -          (4.4)
                                           ------------- ------------- ------------- ------------- -------------- -------------
     Net                                            2.6          47.5          (1.0)            -           (4.1)         45.0
                                           ------------- ------------- ------------- ------------- -------------- -------------

Cash and cash equivalents:
   Net increase (decrease)                        (29.5)         52.3          (0.6)         (1.1)             -          21.1
   At beginning of period                          39.9          94.0           0.1           1.4              -         135.4
                                           ------------- ------------- ------------- ------------- -------------- -------------
   At end of period                          $     10.4    $    146.3    $     (0.5)   $      0.3   $          -    $    156.5
                                           ============= ============= ============= ============= ============== =============





                                                           Six months ended June 30, 2003 (dollars in millions)
                                           ------------------------------------------------------------------------------------

                                                                                         Non-
                                                                         Guarantor     Guarantor    Consolidating  Consolidated
                                               Parent         KCSR      Subsidiaries  Subsidiaries   Adjustments       KCS
                                           ------------- ------------- ------------- ------------- -------------- -------------
Net cash flows provided by (used
for) operating activities:                   $   (166.3)   $    197.9    $    (11.0)    $    18.8     $      1.0    $     40.4
                                           ------------- ------------- ------------- ------------- -------------- -------------

Investing activities:
   Property additions                                 -         (30.2)         (0.2)            -              -         (30.4)
   Proceeds from disposal of property                 -           7.7             -             -              -           7.7
   Investments in and loans to affiliates         (32.7)         (0.1)            -         (20.1)          20.1         (32.8)
   Other, net                                      (5.3)            -             -           1.6           (1.0)         (4.7)
                                           ------------- ------------- ------------- ------------- -------------- -------------
     Net                                          (38.0)        (22.6)         (0.2)        (18.5)          19.1         (60.2)
                                           ------------- ------------- ------------- ------------- -------------- -------------

Financing activities:
   Proceeds from issuance of
     long-term debt                                   -             -             -             -              -             -
   Repayment of long-term debt                        -          (1.5)         (1.0)            -              -          (2.5)
   Proceeds from loans from affiliates             20.1             -             -             -          (20.1)            -
   Issuance of preferred stock                    193.2             -             -             -              -         193.2
   Proceeds from stock plans                        2.1             -             -             -              -           2.1
   Cash dividends paid                             (0.1)            -             -             -              -          (0.1)
   Other, net                                         -             -             -             -              -             -
                                           ------------- ------------- ------------- ------------- -------------- -------------
     Net                                          215.3          (1.5)         (1.0)            -          (20.1)        192.7
                                           ------------- ------------- ------------- ------------- -------------- -------------

Cash and cash equivalents:
   Net increase (decrease)                         11.0         173.8         (12.2)          0.3              -         172.9
   At beginning of period                         (10.8)         17.4          11.8           0.6              -          19.0
                                           ------------- ------------- ------------- ------------- -------------- -------------
   At end of period                          $      0.2    $    191.2    $     (0.4)    $     0.9     $        -    $    191.9
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

CORPORATE  OVERVIEW
KCS, a Delaware corporation, is a holding company with principal subsidiaries and affiliates including the following:

o  The Kansas City Southern Railway Company ("KCSR"), a wholly-owned subsidiary;
o Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. ("Grupo TFM"), a 46.6% owned unconsolidated affiliate, which owns 80% of the total capital stock of TFM, S.A. de C.V. ("TFM") and 100% of the stock of TFM entitled to full voting rights. TFM wholly-owns Mexrail, Inc. ("Mexrail"). Mexrail owns 100% of The Texas-Mexican Railway Company ("Tex-Mex");
o Southern Capital Corporation, LLC ("Southern Capital"), a 50% owned unconsolidated affiliate that leases locomotive and rail equipment to KCSR;
o Panama Canal Railway Company ("PCRC"), an unconsolidated affiliate of which KCSR owns 50% of the common stock. PCRC owns all of the common stock of Panarail Tourism Company ("Panarail").

KCS, as the holding company, supplies its various subsidiaries with managerial, legal, tax, financial and accounting services, in addition to managing other "non-operating" investments.

EXECUTIVE SUMMARY

OVERVIEW
KCS operates under one reportable business segment in the rail transportation industry and KCSR, the Company's principal subsidiary, is the smallest of the Class I railroads. The Company generates its revenues and cash flows by providing its customers with freight delivery services both locally, within our region, and throughout the United States, Mexico and Canada through connections with our affiliates and other Class I rail carriers. Our customers conduct business in a number of different industries, including electric-generating utilities, chemical and petroleum products, paper and forest products, agriculture and mineral products, automotive products and intermodal transportation.

The Company uses its cash flows to support its operations and to invest in its infrastructure. The rail industry is a capital-intensive industry, and the Company's capital expenditures are a significant use of cash each year. For the six months ended June 30, 2004, the Company's capital expenditures were approximately $66.3 million and are projected to be approximately $30.0 million during the remainder of 2004. A more detailed discussion of capital expenditures is found in the "Liquidity and Capital Resources" section below.

Grupo TFM is an unconsolidated affiliate, and the Company uses the equity accounting method to recognize its proportionate share of Grupo TFM's earnings. Linked to KCSR by Tex-Mex, TFM operates a strategically significant rail corridor between Mexico and the United States. KCS management believes that its investment in Grupo TFM is a strategic asset with substantial economic potential.

As further described in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003 ("2003 Form 10-K"), on April 20, 2003, the Company reached an agreement (the "Acquisition Agreement") with its partner, Grupo TMM, S.A. ("Grupo TMM") and other parties to ultimately acquire control of TFM through the purchase of Grupo TMM's shares of Grupo TFM (the "Acquisition"). The Company has been in dispute with Grupo TMM over Grupo TMM's attempt to terminate the Acquisition Agreement, which dispute has been the subject of binding arbitration. Following an interim award of the arbitration panel hearing the dispute as described further in "Recent Developments," the Company and Grupo TMM signed a stipulation agreeing to discharge in good faith all of the obligations of the Acquisition Agreement. However, consummation of the
Acquisition is subject to certain conditions, and the Company's management cannot predict whether or not KCS will be able to complete the Acquisition. The Company is spending substantial time and financial resources to address these uncertainties, as well as the Acquisition, and the ultimate resolution of these items could have a material affect on the Company's results of operations, financial condition and cash flows. Should the acquisition of Grupo TFM be consummated in 2004, KCS would include the operating revenues and expenses of Grupo TFM in its consolidated financial statements from the date of the Acquisition.

SECOND QUARTER ANALYSIS
KCS' second quarter operating income exceeded the second quarter of 2003 by $5.3 million. Revenues continued to increase in all commodity groups, except paper and forest products, driven not only by volume, but also through variable fuel surcharges and targeted rate increases. Management believes that the volume growth currently being experienced by the Company is indicative of an improving general economic environment. KCSR's rail operation continues to rank favorably among the rest of the North American rail industry as measured by industry benchmarks of average train velocity, average terminal dwell time, and cars on line.

The improved operating efficiency indicated by the benchmarks is also being demonstrated by significant reductions in equipment costs. The reductions in equipment costs combined with reductions in depreciation expense (resulting from revisions to estimated depreciable lives) were more than offset by increases in compensation (resulting from more crew starts associated with higher traffic volumes, as well as higher incentive compensation costs) and fuel costs (principally price driven).

For the second quarter of 2004, Grupo TFM continued to contribute to the Company's net income. For the three months ended June 30, 2004, equity in earnings of Grupo TFM increased $5.2 million to $2.9 million compared to equity in losses of Grupo TFM of $2.3 million for the same period in 2003. This increase was the result of improved operating income for Grupo TFM, as revenues improved $8.3 million to $184.9 million for the second quarter of 2004 compared to $176.6 million for the second quarter of 2003. Additionally, Grupo TFM's benefit for taxes increased $13.7 million to $4.8 million for the second quarter of 2004 (calculated under U.S. GAAP) compared to a tax provision of $8.9 million for the same period in 2003. These factors were partially offset by increases in operating costs of $2.5 million to $149.9 million for the second quarter of 2004 from $147.4 million in the second quarter of 2003.

2004 OUTLOOK
The current outlook for the Company's business for the remainder of 2004 is included in the following discussion. The first paragraph above this
Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains a discussion regarding forward-looking comments.

For the second half of 2004, management expects overall KCSR revenues to continue to show year over year increases, building on the momentum gained in the first half of 2004. Assuming normalized rail operations, variable costs and expenses are expected to change proportionate to increases in revenue volumes. Material changes in market conditions for fuel will impact KCSR's fuel costs. To mitigate this risk, KCSR currently has approximately 13.6% of its projected fuel usage hedged for the remainder of 2004 through purchase commitments, as well as fuel swaps, both of which reduce the risk of the adverse impact of rising fuel prices. Wage increases will be implemented for most of the employees covered under collective bargaining agreements in the second half of 2004. Depreciation expense will continue to reflect the favorable impact of the changes in estimates implemented January 1, 2004 by approximately $3.0 million per quarter.

The Company expects to continue to participate in the earnings/losses from its equity investments in Grupo TFM, Southern Capital and PCRC. Due to the variability of factors affecting the Mexican economy, management is unable to predict the impact that a change in the value of the peso or a change in Mexican inflation will have on the results of Grupo TFM.

RECENT DEVELOPMENTS

KCS adds New Director. On July 26, 2004, the Company announced that Robert J. Druten had been elected to its Board of Directors. Mr. Druten currently serves as Executive Vice President and Chief Financial Officer of Hallmark Cards, Inc., the world's largest publisher of greeting cards and related products. He serves on the company's corporate executive council. He is also a member of the Board of Directors of Crown Media Holdings, Inc. In addition, Mr. Druten is the Chairman of the Board of Trustees of Entertainment Properties Trust and a member of the Board of Directors of BHA Group, Inc.

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

Kansas City Southern Closes on New $250 Million Credit Facility. During March 2004, the Company used cash on-hand to repay approximately $98.5 million relating to the Company's former credit facility. On March 30, 2004, the Company closed on a new credit facility ("2004 Credit Facility"). The 2004 Credit Facility consists of a $100 million revolving credit facility ("2004 Revolving Credit Facility") maturing on March 30, 2007 and a $150 million Term B loan facility ("Term B Loan Facility") maturing on March 30, 2008. The Term B Loan Facility was fully funded on the closing date and the proceeds are expected to be used to pay transaction costs and for other general corporate purposes, including additional investments in the Company's Mexican affiliates. There were no funds drawn under the previous revolving credit facility and the full $100 million borrowing capacity under the 2004 Revolving Credit Facility is currently available to the Company. Up to $25 million of the 2004 Revolving Credit Facility is available for letters of credit and up to $15 million is available for swing line loans. The proceeds from future borrowings under the 2004
Revolving Credit Facility may be used for working capital and for general corporate purposes, including additional investments in our Mexican affiliates. The letters of credit may be used for general corporate purposes. Borrowings under the 2004 Credit Facility are secured by substantially all of the Company's assets and are guaranteed by the majority of its subsidiaries. For additional information regarding the new credit facility, see note 9 to the consolidated financial statements under Item 1 of this Form 10-Q.

RESULTS OF OPERATIONS

The following table summarizes the income statement components of the Company for the three and six months ended June 30, 2004 and 2003, respectively (in millions):

                                                                  Three Months                 Six Months
                                                                 Ended June 30,              Ended June 30,
                                                             ------------------------  ------------------------

                                                                 2004         2003         2004         2003
                                                             ------------ -----------  ------------ -----------

Revenues                                                        $  153.9    $  146.3      $  301.7    $  286.5
Operating expenses                                                 134.4       132.1         264.8       265.5
                                                             ------------ -----------  ------------ -----------
Operating income                                                    19.5        14.2          36.9        21.0
Equity in net earnings of unconsolidated affiliates                  3.2        (2.5)          4.6         4.5
Interest expense                                                   (10.9)      (11.7)        (21.7)      (23.2)
Debt retirement costs                                                  -           -          (4.2)          -
Other income                                                         1.7         1.5           3.2         2.8
                                                             ------------ -----------  ------------ -----------
Income before income taxes and
   cumulative effect of accounting change                           13.5         1.5          18.8         5.1
Income tax provision                                                 4.3         2.0           6.2         0.9
                                                             ------------ -----------  ------------ -----------
Income (loss) before cumulative effect of accounting change          9.2        (0.5)         12.6         4.2
Cumulative effect of accounting change, net of income taxes            -           -             -         8.9
                                                             ------------ -----------  ------------ -----------
Net income (loss)                                               $    9.2    $   (0.5)     $   12.6    $   13.1
                                                             ============ ===========  ============ ===========


The following table summarizes consolidated KCS revenues, including the revenues and carload statistics of KCSR, for the three and six months ended June 30, 2004 and 2003, respectively. Certain prior period amounts have been reclassified to reflect changes in the business groups and to conform to the current period presentation.

                                                                                            Carloads and
                                              Revenues                                    Intermodal Units
                             --------------------------------------------    -------------------------------------------
                                            (in millions)                                  (in thousands)

                                 Three months           Six months               Three months           Six months
                                ended June 30,        ended June 30,            ended June 30,        ended June 30,
                             --------------------------------------------    --------------------- ---------------------

                                2004       2003       2004       2003           2004      2003       2004       2003
                             ----------- ---------- ---------- ----------    ----------- --------- ---------- ----------
General commodities:
   Chemical and petroleum      $   33.8   $   30.6   $   65.7   $   61.8           37.6      34.3       73.3       70.3
   Paper and forest                38.3       38.4       75.0       72.3           46.5      47.4       92.7       92.2
   Agricultural and mineral        30.0       27.2       60.7       52.4           36.6      35.3       74.6       68.7
                             ----------- ---------- ---------- ----------    ----------- --------- ---------- ----------
Total general commodities         102.1       96.2      201.4      186.5          120.7     117.0      240.6      231.2
   Intermodal and automotive       16.5       14.9       31.2       28.4           87.0      77.9      167.7      149.7
   Coal                            23.2       22.1       45.2       46.3           47.7      45.7       96.2       92.9
                             ----------- ---------- ---------- ----------    ----------- --------- ---------- ----------
Carload revenues and carload
   and intermodal units           141.8      133.2      277.8      261.2          255.4     240.6      504.5      473.8
                                                                             =========== ========= ========== ==========
Other rail-related revenues        11.1       11.4       22.1       22.2
                             ----------- ---------- ---------- ----------
   Total KCSR revenues            152.9      144.6      299.9      283.4
Other subsidiary revenues           1.0        1.7        1.8        3.1
                             ----------- ---------- ---------- ----------
   Total consolidated
        revenues               $  153.9   $  146.3   $  301.7   $  286.5
                             =========== ========== ========== ==========


The following table summarizes KCS's consolidated operating expenses for the three and six months ended June 30, 2004 and 2003, respectively. Certain prior period amounts have been reclassified to conform to the current year presentation.

                                                              Three Months                        Six Months
                                                             Ended June 30,                     Ended June 30,
                                                     -------------------------------    -------------------------------

                                                          2004            2003               2004            2003
                                                     --------------- ---------------    --------------- ---------------

Compensation and benefits                                $     52.2      $     47.5         $    103.0      $     98.0
Purchased services                                             15.4            15.2               31.0            30.3
Fuel                                                           14.6            11.3               29.4            24.1
Equipment costs                                                11.6            15.4               24.6            29.4
Depreciation and amortization                                  13.1            16.0               25.9            31.9
Casualties and insurance                                       10.9             8.4               16.6            16.5
Other leases                                                    3.0             2.3                5.7             4.8
Other                                                          13.6            16.0               28.6            30.5
                                                     --------------- ---------------    --------------- ---------------
   Total consolidated operating expenses                 $    134.4      $    132.1         $    264.8      $    265.5
                                                     =============== ===============    =============== ===============


Net Income. Net income for the three months ended June 30, 2004 was $9.2 million (11(cent) per diluted share) compared to a net loss of $0.5 million (3(cent) per diluted share) for the same period in 2003. This $9.7 million quarter to quarter improvement resulted from a $7.6 million increase in operating revenues, a $5.2 million increase in equity in earnings of Grupo TFM, and $0.5 million higher equity in earnings of other unconsolidated affiliates combined with a $0.8 million decrease in interest expense. These factors were partially offset by a $2.3 million increase in operating expenses and a $2.3 million increase in the provision for income taxes.

For the six months ended June 30, 2004, net income was $12.6 million (13(cent) per diluted share) compared to $13.1 million (19(cent) per diluted share) for the same period in 2003. This $0.5 million decrease was primarily the result of the impact of the cumulative effect of a change in accounting principle of $8.9 million (net of income taxes of $5.6 million) in the year to date period ended June 30, 2003. On a comparative basis with the six months ended June 30, 2003, net income for year to date 2004 was favorably impacted by increases in operating revenues of $15.2 million, equity in earnings of other unconsolidated subsidiaries of $0.5 million and other income of $0.4 million, as well as decreases in interest expense of $1.5 million and operating expenses of $0.7 million. Net income was reduced by a $5.3 million increase in the provision for income taxes, debt retirement costs of $4.2 million attributable to the write-off of the unamortized balance of debt issuance costs related to retired debt and a $0.4 million decline in equity in earnings from Grupo TFM.

Revenues. Consolidated revenues for the three and six months ended June 30, 2004 increased $7.6 million (5.2%) and $15.2 million (5.3%), respectively, to $153.9 million and $301.7 million, respectively, compared to $146.3 million and $286.5 million, respectively, for the same periods in 2003. For the quarter ended June 30, 2004, KCSR experienced revenue increases in coal, chemical and petroleum products, agriculture and mineral products, as well as intermodal traffic, while paper and forest products revenue remained relatively flat. For the six months ended June 30, 2004, KCSR experienced revenue increases in chemical and petroleum products, agriculture and mineral products, paper and forest products and intermodal traffic, while coal revenue decreased. These increases in revenue were the result of higher carloadings for most commodity groups, as well as longer hauls, targeted price improvements, and fuel surcharges. Fuel surcharges accounted for $1.6 million and $3.4 million of the increase in revenues for the three and six months ended June 30, 2004, respectively, compared to the same periods in 2003. The following discussion provides an analysis of KCSR revenues by commodity group for the quarter and year-to-date periods ended June 30, 2004.

     Chemical and petroleum products. Revenues for the chemical and petroleum products for the three and six months ended June 30, 2004 increased $3.2 million (10.3%) and $3.9 million (6.4%), respectively, compared to the three and six months ended June 30, 2003. For the three months ended June 30, 2004, KCSR recorded higher revenues for all commodities within the chemical and petroleum products group. Revenue increases for inorganic chemicals and plastics were primarily the result of rate adjustments while agri-chemicals, industrial gases and organic chemicals benefited from these rate increases as well as higher traffic volumes driven by optimism in the economy. For the six months ended June 30, 2004, increases in revenue for agri-chemicals, industrial gases, organic chemicals, and petroleum products were partially offset by decreases in inorganic chemical and plastics product. These increases were the result of higher traffic volume from both new and existing customers, as well as rate increases. Decreases in revenue for inorganic chemical products and plastic products for the six months ended June 30, 2004 were primarily the result of the lower production stemming from the continued high cost of natural gas as a feedstock and energy source for producers. Revenues for chemical and petroleum products accounted for 23.8% and 23.0% of carload revenues for the three months ended June 30, 2004 and 2003, respectively, and 23.7% of carload revenues for both the six months ended June 30, 2004 and 2003.

     Paper and forest products. For the three months ended June 30, 2004, revenues for paper and forest products were relatively flat, decreasing only $0.1 million compared to the three months ended June 30, 2003. For the six months ended June 30, 2004, revenues for paper and forest products increased $2.7 million (3.7%) compared to the six months ended June 30, 2003. Revenues increases for pulp and paper, scrap paper, and lumber and plywood products during both the quarter and year to date periods ended June 30, 2004 versus the comparable prior year periods were offset by revenue declines for pulpwood, logs and chips, metal, scrap and military and other traffic. Pulpwood, paper and lumber product, and scrap paper product revenues increased due to rate increases and increased volume attributed to higher production and service improvements. Military and other carloads, which had experienced an increase during the three months ended March 31, 2004, decreased during the three months ended June 30, 2004, resulting in a net decrease in revenue for the six months ended June 30, 2004. This decrease was primarily the result of temporary decreases in certain military training exercises at installations serviced by KCSR. Declines in revenues for logs and chips products for the three and six months ended June 30, 2004 were primarily related to decreased demand for rail transportation by shippers resulting from a change in product mix for these customers. Revenues for metal and scrap product were relatively flat for the three and six months ended June 30, 2004 compared to the same periods in 2003. Paper and forest products revenue accounted for 27.0% and 28.8% of carload revenues for the three months ended June 30, 2004 and 2003, respectively, and 27.0% and 27.7% of carload revenues for the six months ended June 30, 2004 and 2003, respectively.

     Agricultural and mineral products. For the three and six months ended June 30, 2004, agricultural and mineral product revenues increased $2.8 million (10.2%) and $8.3 million (16.0%), respectively, compared to the three and six months ended June 30, 2003. Domestic grain revenues increased during the quarter and year to date 2004 periods as a result of an increase in the production volumes of domestic grain receivers on KCSR's line. Export grain revenues rose versus comparable 2003 periods as a result of increased volumes related to the shipment of the current year harvest to the Gulf of Mexico combined with strong increases in export volumes to Mexico. Ores and minerals revenue during the quarter and year to date 2004 periods increased as a result of higher production by certain customers, as well as certain targeted rate increases. Decreases in food and kindred products revenues during the quarter and year to date 2004 periods were primarily the result of a reduction in export shipments. Agricultural and mineral products revenue accounted for 21.2% and 20.4% of carload revenues for the three months ended June 30, 2004 and 2003, respectively and 21.9% and 20.0% of carload revenues for the six months ended June 30, 2004 and 2003, respectively.

     Intermodal and automotive. Intermodal and automotive revenues for the three and six months ended June 30, 2004 increased $1.6 million (10.8%) and $2.8 million (9.6%), respectively, compared to the three and six months ended June 30, 2003. These increases were primarily a result of increased domestic intermodal traffic due to higher volume by existing customers, as well as the generation of new intermodal business. Automotive traffic for the three and six months ended June 30, 2004 decreased primarily as a result of a change in the traffic mix and destination of certain shippers. Intermodal and automotive product revenue accounted for 11.7% and 11.2% of carload revenues for the three months ended June 30, 2004 and 2003, respectively, and 11.2% and 10.9% of carload revenues for the six months ended June 30, 2004 and 2003, respectively.

     Coal. For the three months ended June 30, 2004, coal revenues increased $1.1 million (5.3%) compared to the same period in 2003. Scheduled maintenance outages by certain KCSR electric utility customers occurred in the first quarter of 2004. During 2003, most of these outages occurred in the second quarter. For the six months ended June 30, 2004, coal revenues decreased $1.1 million (2.5%) compared to the same period in 2003, primarily as a result of lower volumes at certain electric generating stations. Coal revenue accounted for 16.4% and 16.6% of carload revenues for the three months ended June 30, 2004 and 2003, respectively, and 16.3% and 17.7% of carload revenues for the six months ended June 30, 2004 and 2003, respectively.

     Other. Other rail related revenues for the three and six months ended June 30, 2004 decreased $0.3 million (2.6%) and $0.1 million (0.4%), respectively, compared to the three and six months ended June 30, 2003. For the quarter ended June 30, 2004, this decrease was primarily the result of lower haulage and demurrage revenue, while switching revenue remained relatively flat. For the six months ended June 30, 2004, a decrease in demurrage revenue was partially offset by higher switching and haulage revenue.

Operating Expenses. Consolidated operating expenses for the three months ended June 30, 2004 increased $2.3 million (1.7%) compared to the three months ended June 30, 2003. This increase was the result of higher operating expenses at KCSR of approximately $4.2 million, partially offset by decreased operating expenses at certain other subsidiaries of $1.9 million.

     Compensation and Benefits. For the three and six months ended June 30, 2004, consolidated compensation and benefits expense increased $4.7 million and $5.0 million, respectively, compared to the same periods in 2003. The period over period increases were primarily the result of certain increases in wage and salary rates, increased crew starts related to higher traffic volume and an increase in incentive compensation costs, offset by lower employee headcount. Average headcount for the six months ended June 30, 2004 was 2,691 compared to 2,705 for the same period in 2003.

     Purchased Services. Consolidated purchased services expense for the three and six months ended June 30, 2004 increased $0.2 million (1.3%) and $0.7 million (2.3%), respectively, compared to the same periods in 2003. For the three and six months ended June 30, 2004, this increase was primarily the result of higher legal costs related to the settlement of claims. For the six months ended June 30, 2004, increases also related to infrastructure and equipment repairs performed by outside parties.

     Fuel. For the three months ended June 30, 2004, consolidated fuel expense increased $3.3 million (29.2%) compared to the three months ended June 30, 2003. This quarter to quarter increase was the result of a 24.2% increase in the average price per gallon (exclusive of the impact of hedging gains), as well as a 6.8% increase in fuel consumption. These factors, which led to an increase in fuel expense, were partially offset by fuel cost savings of $0.7 million as a result of the Company's fuel hedging program. Fuel cost represented approximately 10.9% of operating expenses for the three months ended June 30, 2004 compared to 8.6% of operating costs and expenses for the three months ended June 30, 2003.

     For the six months ended June 30, 2004, consolidated fuel expense increased $5.3 million (22.0%) compared to the six months ended June 30, 2003. This year to date increase was the result of a 16.5% increase in the average price per gallon (exclusive of the impact of hedging gains), as well as a 6.0% increase in consumption, offset by a savings of $0.9 million as a result of the Company's fuel hedging program. For the six months ended June 30, 2004, fuel expense represented 11.1% of the Company's operating expenses compared to 9.1% of operating expenses for the same period in 2003.

     Equipment Costs. For the three and six months ended June 30, 2004, consolidated equipment costs decreased $3.8 million (24.7%) and $4.8 million (16.3%), respectively, versus the same periods in 2003. These decreases were the result of reductions in net car hire expense resulting from continued improvements in rail operations. Partially offsetting these savings were higher lease costs related to an increase in KCSR locomotives and freight cars and other leased rolling stock as a result of increased traffic.

     Depreciation and Amortization. Consolidated depreciation and amortization expense for the three and six months ended June 30, 2004 decreased $2.9 million (18.1%) and $6.0 million (18.8%), respectively, compared to the three and six months ended June 30, 2003. For both the quarter and year to date ended June 30, 2004, these decreases were primarily the result of changes in depreciable lives and salvage values based on a recent depreciation study, which has been approved by the Surface Transportation Board and which took effect on January 1, 2004.

     Casualties and Insurance. Consolidated casualties and insurance expense for the three and six months ended June 30, 2004 increased $2.5 million and $0.1 million, respectively, compared to the same periods in 2003. These increases were primarily the result of costs associated with certain derailments that occurred during the second quarter of 2004. Approximately $0.8 million in insurance settlements were received during the second quarter of 2004, reducing casualty expense. For the year to date period ended June 30, 2004, the Company has received approximately $3.2 million in insurance settlements.

     Other Leases. Consolidated other lease expense for the three and six months ended June 30, 2004 increased $0.7 million (30.4%) and $0.9 million (18.8%), respectively, compared to the three and six months ended June 30, 2003. These increases were primarily the result of additional lease expense associated with certain maintenance of way equipment.

     Other Expense. For the three and six months ended June 30, 2004, consolidated other expense decreased $2.4 million (15.0%) and $1.9 million (6.2%), respectively, compared to the same periods in 2003. For both periods, these decreases were primarily the result of declines in materials and supplies expense partially offset by increases in other taxes and other expenses. Additionally, for the six months ended June 30, 2004, the decrease in other expense was partially offset by a $2.1 million increase in the provision for doubtful accounts.

     Operating Income and KCS Operating Ratio. Consolidated operating income for the three months ended June 30, 2004 increased $5.3 million to $19.5 million compared to $14.2 million for the same period in 2003. This increase was the result of a $7.6 million increase in revenue, partially offset by a 2.3 million increase in operating expenses. For the three months ended June 30, 2004, the consolidated operating ratio for KCS was 87.3% compared to 90.3% for the three months ended June 30, 2003. For the six months ended June 30, 2004, consolidated operating income increased $15.9 million to $36.9 million compared to $21.0 million for the same period in 2003. This increase was the result of a $15.2 million increase in revenue combined with a $0.7 million decrease in operating expenses. For the six months ended June 30, 2004, the consolidated operating ratio for KCS was 87.8% compared to 92.7% for the same period in 2003.

Interest Expense. Consolidated interest expense for the three and six months ended June 30, 2004 decreased $0.8 million (6.8%) and $1.5 million (6.5%), respectively, compared to the same periods in 2003. For both the quarter and year to date, this decrease in interest expense was the result of lower debt balances coupled with slightly lower interest rates. Consolidated debt balances declined $7.4 million from $580.1 million at June 30, 2003 to $572.7 million at June 30, 2004.

Debt Retirement Costs. During the six months ended June 30, 2004, the Company recorded $4.2 million of debt retirement costs resulting from the write-off of the unamortized balance of debt issuance costs associated with early retirement of the Company's previous credit facility.

Other Income. The Company's other income for the three and six months ended June 30, 2004 increased $0.2 million and $0.4 million, respectively, compared to the same periods in 2003. These increases were primarily the result of fluctuations in gains on sales of non-operating property.

Income Tax Expense. Consolidated income tax expense for the three and six months ended June 30, 2004 was $4.3 million and $6.2 million, respectively, compared to $2.0 million and $0.9 million, respectively, for the same periods in 2003. For both the quarter and year to date, the increases were the result of higher domestic operating income, decreased interest expense and increases in other income.

Equity in Net Earnings (Losses) of Unconsolidated Affiliates. For the second quarter of 2004, the Company recorded equity in earnings of unconsolidated affiliates of $3.2 million compared to equity in losses of unconsolidated affiliates of $2.5 million in the second quarter of 2003. This $5.7 million increase was primarily the result of an increase in equity in net earnings from Grupo TFM of $5.2 million. For the second quarter of 2004, Grupo TFM's revenues increased $8.3 million to $184.9 million compared to revenues of $176.6 million for the second quarter of 2003. Grupo TFM's operating expenses for the second quarter of 2004 increased $2.5 million to $149.9 million from $147.4 million for the second quarter of 2003. As a result, Grupo TFM's operating income increased $5.8 million to $35.0 million from $29.2 million for the second quarter of 2003. Results for the second quarter of 2004 for Grupo TFM also include a $4.8 million deferred income tax benefit (calculated under accounting principles generally accepted in the United States of America - "U.S. GAAP") compared to a deferred income tax provision of $8.9 million in the second quarter of 2003. This increase in the deferred income tax benefit of $13.7 million was the result of fluctuations in the peso exchange rate and tax benefits derived from the impact of inflation in Mexico and had a significant impact on the Company's equity in earnings from Grupo TFM. The Company reports its equity in Grupo TFM under U.S. GAAP, while Grupo TFM reports under International Financial Reporting Standards ("IFRS").

For the year to date period ended June 30, 2004, the Company recorded $4.2 million in equity in earnings of Grupo TFM compared to $4.6 million for the same period in 2003. For year to date 2004, Grupo TFM's revenues increased $7.3 million to $352.4 million compared to $345.1 million for the same period in 2003. This increase in Grupo TFM's operating revenues was partially offset by a $5.3 million increase in operating expenses yielding an increase of $2 million in Grupo TFM's operating income to $59.4 million for the year to date ended June 30, 2004 compared to $57.4 million for the same period in 2003. Results for the six months ended June 30, 2004 for Grupo TFM also include a $12.0 million deferred income tax benefit (U.S. GAAP) compared to a $14.1 million deferred income tax benefit for the same period in 2003. This decrease in the deferred tax benefit contributed to a decrease in the net earnings of Grupo TFM for the six months ended June 30, 2004 compared to the same period in 2003.

For the three and six months ended June 30, 2004, equity in earnings from other unconsolidated affiliates was $0.3 million and $0.4 million, respectively, compared to equity in losses from other unconsolidated affiliates of $0.2 million and $0.1 million for the same periods in 2003. For the three and six months ended June 30, 2004, losses from the operations of PCRC were $0.8 million and $1.6 million, respectively, compared to $1.5 million and $2.3 million, respectively, for the same periods in 2003. These losses were partially offset by earnings from Southern Capital. For the three and six months ended June 30, 2004, earnings for Southern Capital were $7.6 million and $8.8 million, respectively, compared to $1.0 million and $2.0 million, respectively, for the same periods in 2003. These increases of $6.6 million and $6.8 million, respectively, were primarily the result of the recognition by Southern Capital of an approximate $6.0 million gain related to the sale of locomotives to KCSR in the second quarter of 2004. For purposes of recording its share of Southern Capital earnings, the Company has recorded its share of the gain as a reduction to the cost basis of the equipment acquired. As a result, the Company will recognize its equity in the gain over the remaining depreciable life of the locomotives as a reduction of depreciation expense.

Cumulative Effect of Accounting Change. The Company adopted the provisions of SFAS 143 effective January 1, 2003. As a result, the Company changed its method of accounting for removal costs of certain track structure assets and recorded a one-time benefit of $8.9 million (net of income taxes of $5.6 million) during the first quarter of 2003. This change is reported as a cumulative effect of an accounting change in the accompanying consolidated statement of income.

LIQUIDITY AND CAPITAL RESOURCES

Summary cash flow data for the Company is as follows (in millions):

                                                       Six Months
                                                     Ended June 30,
                                             -------------------------------

                                                 2004              2003
                                             -------------     -------------
Cash flows provided by (used for):
   Operating activities                         $    50.3         $    40.4
   Investing activities                             (74.2)            (60.2)
   Financing activities                              45.0             192.7
                                             -------------     -------------
   Cash and cash equivalents:
     Net increase                                    21.1             172.9
     At beginning of year                           135.4              19.0
                                             -------------     -------------
     At end of period                           $   156.5         $   191.9
                                             =============     =============


During the six months ended June 30, 2004, the Company's consolidated cash position increased $21.1 million from December 31, 2003, primarily as a result of operating cash inflows, proceeds from the issuance of long-term debt and the proceeds from employee stock plans. These increases were partially offset by debt repayments and property additions. Net operating cash inflows were $50.3 million and $40.4 million for the six months ended June 30, 2004 and 2003, respectively. The $9.9 million increase in operating cash flows was primarily attributable to increased income as well as changes in working capital balances, resulting mainly from the timing of certain payments and receipts. The change in the accrued liabilities balance was primarily related to the timing of payments for accrued interest and accrued operating leases.

Net investing cash outflows were $74.2 million and $60.2 million for the six months ended June 30, 2004 and 2003, respectively. This $14.0 million increase in net cash outflows was primarily a result of a $35.9 million period to period increase in capital expenditures (arising from the purchase of locomotives from Southern Capital in the second quarter of 2004 and continued capacity improvements) and a $5.8 million decrease in proceeds from the disposal of property. These factors, which led to an increase in net cash outflows from investing activities, were partially offset by a $28.0 million decrease in net investments and loans to affiliates.

For the first half of 2004, net financing cash inflows were $45.0 million compared to $192.7 million for the first half of 2003. This $147.7 million decrease was primarily the effect of approximately $193 million of net proceeds received from the issuance of preferred stock in the first half of 2003 and $100.6 million related to the repayment of long-term debt during year to date 2004. These declines were partially offset by the proceeds received from the issuance of debt under the 2004 Credit Facility of $150 million.

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

The Company's consolidated ratio of debt to total capitalization was 36.9% and 35.2% at June 30, 2004 and December 31, 2003, respectively.

In addition to operating cash flows, the Company has financing available under the 2004 Revolving Credit Facility with a maximum borrowing amount of $100 million. As of June 30, 2004, all $100 million was available under the 2004 Revolving Credit Facility. The 2004 Revolving Credit Facility contains, among other provisions, various financial covenants. As a result of certain financial covenants contained in the 2004 Revolving Credit Facility, maximum utilization of the Company's 2004 Revolving Credit Facility may be restricted. See "Recent Developments - Kansas City Southern Closes on New $250 Million Credit Facility" for further discussion of the 2004 Credit Facility.

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

                                                                    Six Months
                                                                  Ended June 30,
                                                     ----------------------------------------
Capital Expenditure Category (dollars in millions)           2004                2003
                                                     ------------------- --------------------

Track infrastructure                                      $      41.9          $      22.8
Locomotives, freight cars and other equipment                    18.7                  3.1
Information technology                                            1.3                  1.3
Facilities and improvements                                       1.6                  0.4
Other                                                             2.8                  2.8
                                                     ------------------- --------------------
Total capital expenditures                                $      66.3          $      30.4
                                                     =================== ====================


The Company has entered into an agreement to secure the transportation of locomotive diesel fuel via pipeline into the Company's fuel facility in Heavener, Oklahoma. The pipeline was completed and placed in service in May
2004. The contract provides that the Company will pay to the supplier transportation fees based on published tariff rates per barrel. The contract further requires that for a period of ten years after the pipeline is placed in service, the fees will be at least $1.5 million per year.

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

As discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 - "Recent Developments - Mexican Government's Put Rights with Respect to TFM Stock," Grupo TMM and KCS, or either Grupo TMM or KCS, could be required to purchase the Mexican government's interest in TFM. If KCS and Grupo TMM, or either KCS or Grupo TMM individually, had been required to purchase the Mexican government's 20% interest in TFM, the total purchase price would have been approximately $463.8 million as of June 30, 2004. The Company is exploring various alternatives for financing this transaction. It is anticipated that this financing, if necessary, can be accomplished using the Company's ability to access the capital markets. No commitments for such financing have been obtained at this time.

The Company believes, based on current expectations, that its cash and other liquid assets, operating cash flows, access to capital markets, borrowing capacity, and other available financing resources are sufficient to fund anticipated operating, capital and debt service requirements and other commitments through 2004. Also, if necessary, management believes it will be able to fund the cash requirements of the Acquisition using existing cash resources and availability under the 2004 Revolving Credit Facility. Management also believes that, if necessary, the Company could obtain financing to fund the purchase of the Mexican government's 20% interest in TFM. The Company's operating cash flows and financing alternatives, however, can be impacted by various factors, some of which are outside of the Company's control. For example, if the Company were to experience a substantial reduction in revenues or a substantial increase in operating costs or other liabilities, its operating cash flows could be significantly reduced. Additionally, the Company is subject to economic factors surrounding capital markets and the Company's ability to obtain financing under reasonable terms is subject to market conditions.
Further, the Company's cost of debt can be impacted by independent rating agencies, which assign debt ratings based on certain credit measurements, such as interest coverage and leverage ratios. During March 2004, Moody's Investors Service downgraded the debt ratings of KCS while Standard & Poor's left the debt ratings unchanged. This reduction in the Company's debt ratings did not have any impact on the Company's interest rates or financial covenant ratios, but could adversely impact borrowing costs in the future.

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

a)   Exhibits

Exhibit 31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


b)   Reports on Form 8-K

          The Company file a Current Report on Form 8-K, dated April 1, 2004, under Items 5 and 7 of such form, announcing that on March 30, 2004, the Company had closed on a new credit facility.

          The Company filed a Current Report on Form 8-K, dated April 4, 2004, under Items 5 and 7 of such form, with respect to a stipulation entered into by KCS and Grupo TMM in connection with the arbitration proceeding before the AAA International Centre for Dispute Resolution.

          The Company filed a Current Report on Form 8-K, dated April 5, 2004, under Items 5 and 7 of such form, announcing the Mexican Federal Competition Commission granted an extension for its ruling granting authority for the sale of Grupo TMM's interest in Grupo TFM to KCS.

          The Company furnished a Current Report on Form 8-K, dated April 6, 2004, under Items 7 and 9 of such form, announcing the date, time and other relevant information regarding the Company's first quarter presentation and conference call of its financial results for the three months ended March 31, 2004. The information included in this Current Report on Form 8-K was furnished pursuant to Item 9 and shall not be deemed to be filed.

          The Company filed a Current Report on Form 8-K, dated April 12, 2004, under Items 5 and 7 of such form, clarifying certain issues contained in the stipulation agreement between KCS and Grupo TMM.

          The Company furnished a Current Report on Form 8-K, dated April 29, 2004, under Items 7 and 12 of such form, announcing KCS's first quarter 2004 earnings and operating results and schedules regarding certain financial information discussed at the Company's first quarter 2004 analyst presentation and conference call. The information furnished in this Current Report on Form 8-K pursuant to item 12 shall not be deemed to be filed.

          The Company furnished a Current Report on Form 8-K, dated May 18, 2004, under Items 7 and 9 of such form, providing pro forma financial information of the Company, as of, and for the three months ended, March 31, 2004, and for the year ended December 31, 2003, that was included in the Post-Effective Amendment No. 6 to the Company's registration statement on Form S-3 filed May 18, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on August 5, 2004.


Kansas City Southern

                               /s/ Ronald G. Russ
                ------------------------------------------------
                                 Ronald G. Russ
              Executive Vice President and Chief Financial Officer
                          (Principal Financial Officer)