Form 10-Q
period 2004-09-30
KANSAS CITY SOUTHERN
filed 2004-11-08
CIK 54480

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from           to

Commission File Number 1-4717

KANSAS CITY SOUTHERN

(Exact name of Company as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	44-0663509 (I.R.S. Employer Identification No.)

427 West 12th Street, Kansas City, Missouri (Address of principal executive offices)	64105 (Zip Code)

(816) 983-1303
(Company’s telephone number, including area code)

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

Yes [X]                  No [ ]

Indicate by check mark whether the Company is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]                  No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2004

Common Stock, $.01 per share par value	62,721,681 Shares

KANSAS CITY SOUTHERN
FORM 10-Q
SEPTEMBER 30, 2004

KANSAS CITY SOUTHERN
FORM 10-Q
SEPTEMBER 30, 2004

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Introductory Comments

The Consolidated Financial Statements included herein have been prepared by Kansas City Southern (the “Company” or “KCS”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and the notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q. Results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results expected for the full year 2004.

KANSAS CITY SOUTHERN

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except share and per share data)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Revenues	$163.2	$146.3	$464.9	$432.8
Operating expenses
Compensation and benefits	52.9	48.4	155.9	146.4
Purchased services	16.1	15.8	47.1	46.1
Fuel	16.4	11.2	45.8	35.3
Equipment costs	13.3	15.2	37.9	44.6
Depreciation and amortization	13.4	16.2	39.3	48.1
Casualties and insurance	13.9	9.7	30.5	26.2
Other leases	3.2	2.5	8.9	7.3
Other	14.8	12.4	43.4	42.9

Total operating expenses	144.0	131.4	408.8	396.9

Operating income	19.2	14.9	56.1	35.9
Equity in net earnings of unconsolidated affiliates:
Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V.	1.9	1.6	6.1	6.2
Other	(0.8)	(0.9)	(0.4)	(1.0)
Interest expense	(11.3)	(11.6)	(33.0)	(34.8)
Debt retirement costs	—	—	(4.2)	—
Other income	8.6	2.0	11.8	4.8

Income before income taxes and cumulative effect of accounting change	17.6	6.0	36.4	11.1
Income tax provision	6.5	1.7	12.7	2.6

Income before cumulative effect of accounting change	11.1	4.3	23.7	8.5
Cumulative effect of accounting change, net of income taxes	—	—	—	8.9

Net income	$11.1	$4.3	$23.7	$17.4
Preferred stock dividends	2.2	3.3	6.6	4.7

Net income available to Common shareholders	$8.9	$1.0	$17.1	$12.7

Per Share Data
Basic earnings per Common share
Income before cumulative effect of accounting change	$0.14	$0.02	$0.27	$0.06
Cumulative effect of accounting change, net of income taxes	—	—	—	0.15

Total basic earnings per Common share	$0.14	$0.02	$0.27	$0.21

Diluted earnings per Common share
Income before cumulative effect of accounting change	$0.14	$0.02	$0.27	$0.06
Cumulative effect of accounting change, net of income taxes	—	—	—	0.14

Total diluted earnings per Common share	$0.14	$0.02	$0.27	$0.20

Weighted average Common shares outstanding (in thousands)
Basic	62,683	61,765	62,605	61,607
Potential dilutive Common shares	1,272	1,378	1,251	1,391

Diluted	63,955	63,143	63,856	62,998

See accompanying notes to consolidated financial statements.

KANSAS CITY SOUTHERN

CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share amounts)

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$170.0	$135.4
Accounts receivable, net	120.9	108.2
Accounts receivable from related parties	6.3	6.4
Inventories	42.1	36.8
Other current assets	27.9	21.3

Total current assets	367.2	308.1

Investments	481.5	442.7
Properties (net of $742.6 and $734.3 accumulated depreciation and amortization, respectively)	1,414.8	1,362.5
Goodwill	10.6	10.6
Other assets	33.7	29.0

Total assets	$2,307.8	$2,152.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Debt due within one year	$7.9	$9.9
Accounts and wages payable	56.4	45.5
Accounts payable to related parties	1.9	—
Accrued liabilities	161.7	119.4

Total current liabilities	227.9	174.8

Other Liabilities
Long-term debt	563.5	513.5
Deferred income taxes	419.1	391.5
Other noncurrent liabilities and deferred credits	111.3	109.4

Total other liabilities	1,093.9	1,014.4

Stockholders’ Equity:
$25 par, 4% noncumulative, Preferred stock, 840,000 shares authorized, 649,736 shares issued, 242,170 shares outstanding	6.1	6.1
$1 par, Cumulative Preferred stock, 400,000 shares authorized, issued and outstanding at September 30, 2004 and December 31, 2003	0.4	0.4
$.01 par, Common stock, 400,000,000 shares authorized; 73,369,116 shares issued; 62,702,450 and 62,175,621 shares outstanding at September 30, 2004 and December 31, 2003, respectively	0.6	0.6
Paid in capital	116.2	110.9
Retained earnings	861.2	846.2
Accumulated other comprehensive income (loss)	1.5	(0.5)

Total stockholders’ equity	986.0	963.7

Total liabilities and stockholders’ equity	$2,307.8	$2,152.9

See accompanying notes to consolidated financial statements.

KANSAS CITY SOUTHERN

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Nine Months
	Ended September 30,
	2004	2003
CASH FLOWS PROVIDED BY (USED FOR):
OPERATING ACTIVITIES:
Net income	$23.7	$17.4
Adjustments to reconcile net income to net cash Provided by operating activities:
Depreciation and amortization	39.3	48.1
Deferred income taxes	26.7	7.8
Equity in undistributed earnings of unconsolidated affiliates	(5.7)	(5.2)
Distributions from unconsolidated affiliates	8.8	—
Gain on sale of property	(1.1)	(4.1)
Cumulative effect of accounting change	—	(8.9)
Tax benefit realized upon exercise of stock options	1.0	1.4
Changes in working capital items:
Accounts receivable	(10.7)	5.5
Inventories	(5.3)	(2.0)
Other current assets	(3.9)	14.5
Accounts and wages payable	10.6	(1.3)
Accrued liabilities	41.0	10.5
Other, net	7.9	(8.6)

Net cash provided by operating activities	132.3	75.1

INVESTING ACTIVITIES:
Property additions	(93.4)	(51.2)
Proceeds from disposal of property	2.5	8.6
Investment in and loans to affiliates	(41.2)	(37.5)
Proceeds from sale of investments, net	—	32.7
Other, net	(7.4)	(6.8)

Net cash used for investing activities	(139.5)	(54.2)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	150.0	—
Repayment of long-term debt	(102.0)	(3.9)
Issuance of preferred stock, net	—	193.2
Debt issuance costs	(3.3)	—
Proceeds from stock plans	3.7	3.6
Cash dividends paid	(6.6)	(2.6)

Net cash provided by financing activities	41.8	190.3

CASH AND CASH EQUIVALENTS:
Net increase in cash and cash equivalents	34.6	211.2
At beginning of year	135.4	19.0

At end of period	$170.0	$230.2

See accompanying notes to consolidated financial statements.

KANSAS CITY SOUTHERN

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in millions, except share amounts)
(Unaudited)

		$1 Par				Accumulated
	$25 Par	Cumulative	$.01 Par			Other
	Preferred	Preferred	Common	Paid In	Retained	Comprehensive
	Stock	Stock	Stock	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2003	$6.1	$0.4	$0.6	$110.9	$846.2	$(0.5)	$963.7
Comprehensive income:
Net income					23.7
Change in fair value of cash flow hedges						1.7
Amortization of accumulated other comprehensive loss related to interest rate swaps						0.3
Comprehensive income							25.7
Dividends on $25 Par Preferred Stock ($0.75/share)					(0.2)		(0.2)
Dividends on $1 Par Cumulative Preferred Stock ($21.25/share)					(8.5)		(8.5)
Options exercised and stock subscribed				2.9			2.9
Stock plan shares issued from treasury				2.4			2.4

Balance at September 30, 2004	$6.1	$0.4	$0.6	$116.2	$861.2	$1.5	$986.0

See accompanying notes to consolidated financial statements.

KANSAS CITY SOUTHERN

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Accounting Policies and Interim Financial Statements. In the opinion of the management of KCS, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company and its subsidiary companies as of September 30, 2004 and December 31, 2003, the results of its operations for the three and nine months ended September 30, 2004 and 2003, its cash flows for the nine months ended September 30, 2004 and 2003, and its changes in stockholders’ equity for the nine months ended September 30, 2004. The accompanying consolidated financial statements have been prepared consistently with accounting policies described in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2003. The results of operations for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year 2004. For information regarding the Company’s critical accounting policies and estimates, please see Item 7 of the Company’s Annual Report on Form 10-K “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.” Certain prior year amounts have been reclassified to conform to the current year presentation.

For the nine months ended September 30, 2004, depreciation expense reflects the results of a study performed by engineering consultants for the Company. This study reflected longer estimates of depreciable lives, as well as higher estimates of salvage values, based upon actual experience since the previous study performed in 1999. The net impact of the application of these new estimates is a decrease in depreciation expense for the nine months ended September 30, 2004 of approximately $9.6 million.

2.	Earnings Per Share Data. Basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if convertible securities were converted into common stock or stock options were exercised. The following is a reconciliation from the weighted average shares used for the basic earnings per share computation to the shares used for the diluted earnings per share computation for the three and nine months ended September 30, 2004 and 2003, respectively (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Basic shares	62,683	61,765	62,605	61,607
Effect of dilution: Stock options	1,272	1,378	1,251	1,391
Effect of dilution: Convertible preferred stock	—	—	—	—

Diluted shares	63,955	63,143	63,856	62,998

Shares excluded from diluted computation	13,609	1,019	13,871	1,034

For the periods presented, shares related to the convertible preferred stock were excluded from the computation of diluted earnings per share because the inclusion of these shares was antidilutive to earnings per share. Additionally, for each of the three and nine month periods ended September 30, 2004, 220,000 and 482,000 shares, respectively, related to stock options were excluded from the calculation of diluted earnings per share because the exercise prices were greater than the average market price of common shares. For the three and nine months ended September 30, 2003, 1,019,000 and 1,034,000 shares related to stock options were excluded from the calculation of diluted earnings per share because the exercise prices were greater than the average market price of common shares.

3.	Investments. Investments in unconsolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control. Investments in unconsolidated affiliates at September 30, 2004 include, among others, equity interests in Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. (“Grupo TFM”), Southern Capital Corporation, LLC (“Southern Capital”), and the Panama Canal Railway Company (“PCRC”). Mexrail is included as an equity method investment pending the decision of the Surface Transportation Board (“STB”) regarding the Company’s application to exercise common control over The Kansas City Southern Railway Company (“KCSR”), Gateway Eastern Railway Company (“Gateway Eastern”), and The Texas Mexican Railway Company (“Tex-Mex”).

The Company is party to certain agreements with Grupo TMM, S.A. (“Grupo TMM”) covering the joint ownership of Grupo TFM. These agreements contain “change in control” provisions, provisions intended to preserve the Company’s and Grupo TMM’s proportionate ownership of the joint venture, and super-majority provisions with respect to voting on certain significant transactions. Such agreements also provide a right of first refusal in the event that either party initiates a divestiture of its equity interest in Grupo TFM and a prohibition on transfers to competitors. Under certain circumstances, such agreements could affect the Company’s ownership percentage and rights in these equity affiliates.

KCS and TMM Agree to Place TFM, The Texas Mexican Railway Company and The Kansas City Southern Railway Company under Common Control. On April 20, 2003, the Company entered into an agreement with Grupo TMM and other parties (the “Acquisition Agreement”), under which KCS ultimately would acquire control of TFM, S.A., de C.V. (“TFM”) through the purchase of shares of common stock of Grupo TFM (the “Acquisition”). Grupo TFM holds an 80% economic interest in TFM and all of the shares of stock with full voting rights of TFM. The remaining 20% economic interest in TFM is owned by the Mexican government in the form of shares with limited voting rights. KCS currently owns a 46.6% economic interest in Grupo TFM and 49.0% of the shares of common stock of Grupo TFM entitled to full voting rights. The Acquisition Agreement and other related agreements were designed to, following KCS shareholder approval and regulatory approval, place KCSR, Tex-Mex, Gateway Eastern and TFM, under the common control of a single transportation holding company, NAFTA Rail, to be headquartered in Kansas City, Missouri. As part of the Acquisition, subject to KCS shareholder approval, KCS is expected to change its name to NAFTA Rail. For additional information regarding the Acquisition Agreement, see Note 3 in the Notes to the Financial Statements contained within Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

On August 18, 2003, Grupo TMM shareholders voted not to approve the sale of Grupo TMM’s interests in Grupo TFM to KCS. On August 23, 2003, Grupo TMM sent a notice to KCS claiming to terminate the Acquisition Agreement because the Grupo TMM shareholders had failed to approve the Acquisition Agreement. On October 31, 2003, KCS initiated arbitration proceedings against Grupo TMM under the terms of the Acquisition Agreement.

The March 19, 2004 Interim Award of the AAA International Centre for Dispute Resolution Arbitration Panel found that the Acquisition Agreement remains in full force and effect, until otherwise terminated according to its terms or by law. Following that decision, the Company and Grupo TMM agreed not to move immediately into the next phase of arbitration, but both companies have reserved the right to proceed with the next phase of arbitration at any time. In a stipulation signed by Grupo TMM and KCS and accepted by the arbitration panel, the two companies have agreed to discharge in good faith all of the obligations of the Acquisition Agreement. On September 16, 2004, KCS and Grupo TMM announced their agreement to extend the ultimate termination date of the Acquisition Agreement to June 15, 2005. Consummation of the Acquisition however, is still subject to certain conditions, and the Company’s management cannot predict whether or not KCS will be able to complete the Acquisition.

On October 5, 2004, the Mexican National Foreign Investment Commission (“MNFIC”) notified KCS of its decision authorizing KCS’ acquisition of Grupo TMM’s interest in Grupo TFM and exercise of control over TFM. MNFIC’s authorization will expire on October 5, 2005, unless the authorization is renewed by the MNFIC or the transaction is consummated prior to that date. On October 7, 2004, KCS and Grupo TMM announced that KCS was notified by the Mexican Competition Commission (“MCC”) that the MCC had extended KCS’ authority to purchase Grupo TMM’s interest in Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. for an additional 180 days. MCC originally authorized the purchase in a ruling dated May 19, 2003, and the new ruling extends that authorization to April 5, 2005. The authorization of the MCC and MNFIC are the only Mexican governmental approvals necessary to consummate the Acquisition Agreement.

Repurchase of Mexrail Shares by KCS. KCS, Grupo TMM and TFM entered into a new Stock Purchase Agreement dated August 16, 2004 (“New Mexrail Stock Purchase Agreement”). Pursuant to the terms of that agreement, KCS purchased from TFM 51% of the outstanding shares of Mexrail, a wholly-owned subsidiary of TFM, for $32.7 million, and placed those shares into trust pending STB approval to exercise common control over KCSR, Gateway Eastern and Tex-Mex. Pending the STB’s approval, the Company has recorded $0.6 million loss as “Equity in net earnings of unconsolidated affiliates” representing its 51% share of Mexrail losses for the period from August 16, 2004 through September 30, 2004. The Company expects to complete an evaluation of the fair value of the assets and liabilities of Mexrail upon receipt of the STB’s approval.

The terms of the New Mexrail Stock Purchase Agreement are substantially similar to the May 9, 2003 Stock Purchase Agreement (“May 9, 2003 Stock Purchase Agreement”), but TFM does not have any right to repurchase the Mexrail shares sold to KCS and KCS is obligated to purchase the remaining shares of Mexrail owned by TFM on or before October 31, 2005 at a price of $31.4 million. KCS filed a Status Report with the STB on August 16, 2004 notifying the STB of the purchase of 51% of the shares of Mexrail and asking it to reinstate the Procedural Schedule that the STB had previously established and suspended. The STB on August 30, 2004 issued a scheduling order giving interested parties until September 30, 2004 an opportunity to file comments. Pursuant to the Procedural Schedule established by the STB, KCS filed its reply to those comments on October 15, 2004. The STB must decide the matter within 45 days following the date on which the last pleading is filed in the matter. KCS expects a decision on its application from the STB on or before November 29, 2004.

As of September 30, 2004 and December 31, 2003, costs of approximately $15.5 million and $9.3 million, respectively, related to the Acquisition have been deferred and are reported as “other assets” in the accompanying consolidated balance sheets. A termination fee of $18 million is payable in the event of the election of the appropriate party to terminate the Acquisition Agreement due to (i) a change of control of either KCS or Grupo TMM, in which case the party experiencing the change of control shall upon demand pay the termination fee to the other party, or (ii) the failure of the stockholders of KCS or of Grupo TMM to approve the Acquisition if at or prior to the meeting of such stockholders to approve the Acquisition, the Board of Directors of KCS, in the case of the KCS stockholders’ meeting, or the Board of Directors of Grupo TMM, in the case of the Grupo TMM stockholders’ meeting, has failed to recommend or has withdrawn and not reinstated its recommendation of the Acquisition, in which case the party whose shareholders have failed to approve the Acquisition shall pay the termination fee to the other party. The Board of Directors of Grupo TMM is obligated under the terms of the Acquisition Agreement to recommend (and not withdraw) approval of the Acquisition. The Board of Directors of KCS is obligated to recommend approval of the Acquisition, but may withdraw its recommendation under certain circumstances. Payment of the termination fee pursuant to the terms of the Acquisition Agreement would not preclude, limit or diminish any other rights or remedies a non-breaching party may have under the Acquisition Agreement.

Condensed financial information of certain unconsolidated affiliates is shown below. All amounts, including those for Grupo TFM, are presented under U.S. GAAP. Financial information of immaterial unconsolidated affiliates has been omitted:

Financial Condition (dollars in millions):

	September 30, 2004				December 31, 2003
			Southern			Grupo	Southern
	PCRC	Grupo TFM	Capital	Mexrail	PCRC	TFM*	Capital
Current assets	$3.3	$253.8	$11.5	$27.1	$3.6	$225.7	$5.0
Non-current assets	83.9	2,054.7	107.7	68.3	84.2	2,111.8	127.3

Assets	$87.2	$2,308.5	$119.2	$95.4	$87.8	$2,337.5	$132.3

Current liabilities	$9.9	$262.2	$3.4	$41.5	$9.9	$362.7	$1.2
Non-current liabilities	71.2	866.4	66.5	—	68.9	806.7	75.0
Minority interest	—	357.5	—	—	—	354.9	—
Equity of stockholders and partners	6.1	822.4	49.3	53.9	9.0	813.2	56.1

Liabilities and equity	$87.2	$2,308.5	$119.2	$95.4	$87.8	$2,337.5	$132.3

KCS’s investment	$3.0	$397.9	$24.7	$32.7	$4.5	$392.1	$28.0

*	Includes Mexrail as a fully consolidated subsidiary.

Operating Results (dollars in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Revenues:
Grupo TFM[1]	$174.5	$178.2	$526.9	$523.3
Southern Capital	5.3	7.7	17.3	23.6
PCRC	2.0	1.3	5.7	5.5
Mexrail[2]	7.5	—	7.5	—
Operating expenses:
Grupo TFM[1]	$141.0	$139.6	$427.0	$420.1
Southern Capital	4.0	6.9	13.2	20.8
PCRC	2.2	3.6	6.4	10.1
Mexrail[2]	9.1	—	9.1	—
Net income (loss):
Grupo TFM[1]	$(1.4)	$3.6	$5.9	$13.9
Southern Capital	1.3	0.8	10.1	2.8
PCRC	(1.3)	(2.3)	(2.9)	(4.6)
Mexrail[2]	(1.1)	—	(1.1)	—

1) The results of Grupo TFM include Mexrail as a fully consolidated subsidiary through August 16, 2004, the date of sale to KCS.

2) The results of Mexrail include the period from acquisition on August 16, 2004 through September 30, 2004.

4.	Noncash Investing and Financing Activities. The Company initiated the Fifteenth Offering of KCS common stock under the Employee Stock Purchase Plan (“ESPP”) during 2003. Stock subscribed under the Fifteenth Offering will be issued to employees in 2005 and is being paid for through employee payroll deductions in 2004. During the first nine months of 2004, the Company has received approximately $1.8 million from payroll deductions associated with the Fifteenth Offering of the ESPP. In the first quarter of 2004, the Company issued approximately 197,734 shares of KCS common stock under the Fourteenth Offering of the ESPP. Shares of the Fourteenth Offering of the ESPP at a purchase price of approximately $2.4 million were subscribed and paid for through employee payroll deductions in 2003.

5.	Derivative Financial Instruments. The Company does not engage in the trading of derivatives for speculative purposes but uses them for risk management purposes only. The Company’s objective for using derivative instruments is to manage the risk of volatility in prices of diesel fuel. In general, the Company enters into derivative transactions in limited situations based on management’s assessment of current market conditions and perceived risks. Management intends to respond to evolving business and market conditions in order to manage risks and exposures associated with the Company’s various operations, and in doing so, may enter into such transactions more frequently as deemed appropriate.

Fuel Derivative Transactions
At September 30, 2004, the Company was a party to four fuel swap agreements for a notional amount of approximately 5.0 million gallons of fuel. Under the terms of these swaps, the Company receives a variable price based upon an average of the spot prices calculated on a monthly basis as reported through a petroleum price reporting service and pays a fixed price determined at the time the Company enters into the swap transaction. The variable price the Company receives is approximately equal to the price the Company pays in the market for locomotive fuel. By entering into these swap transactions, the Company is able to fix the cost of fuel for the notional amount of gallons hedged.

A summary of the swap agreements to which KCSR was a party as of September 30, 2004 follows:

Trade Dates	Notional Amount	Fixed pay per gallon	Expiration Date
March 18, 2003 through			December 31, 2004 through
October 31, 2003	5.0 million gallons	65¢- 69¢	December 31, 2005

Cash settlements of these swaps occur on a monthly basis on the fifth business day of the month following the month in which the settlement is calculated. As of September 30, 2004, the fair market value of the benefit of the swaps was $2.5 million. For the years ended December 31, 2003 and 2002, KCSR consumed 55.4 million and 55.3 million gallons of fuel, respectively.

Fuel hedging transactions resulted in a decrease in fuel expense of $1.5 million and $0.4 million in the nine months ended September 30, 2004 and 2003, respectively.

6.	Stock Plans. Proceeds received from the exercise of stock options or subscriptions are credited to the appropriate capital accounts in the period they are exercised.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) in October 1995. SFAS 123 allows companies to continue under the approach set forth in Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”), for recognizing stock-based compensation expense in their financial statements. KCS’s practice is to set the option price equal to the market price of the stock at date of grant, therefore, no compensation expense is recognized under APB 25. Under SFAS 123, companies must either record compensation expense based on the estimated grant date fair value of stock options granted or disclose the impact on net income as if they had adopted the fair value method (for grants subsequent to December 31, 1994). If KCS had measured compensation cost for the KCS stock options granted to its employees and shares subscribed by its employees under the ESPP, under the fair value based method prescribed by SFAS 123, net income and earnings per share would have been as follows:

	Three Months ended September 30,			Nine Months ended September 30,
	2004	2003		2004	2003
Net income (in millions):
As reported	$11.1	$4.3		$23.7	$17.4
Total stock-based compensation expense determined under fair value method, net of income taxes	(0.4)	(0.5)		(1.3)	(1.5)

Pro forma	$10.7	$3.8		$22.4	$15.9
Earnings per Basic share:
As reported	$0.14	$0.02		$0.27	$0.21
Pro forma	$0.13	$0.01		$0.25	$0.18
Earnings per Diluted share:
As reported	$0.14	$0.02	*	$0.27	$0.20
Pro forma	$0.13	$0.01	*	$0.25	$0.17

*	The sum of the quarter and previous quarters may not equal year-to-date due to rounding.

7.	Commitments and Contingencies. The Company has had no significant changes in its outstanding litigation or other commitments and contingencies from that previously reported in Note 9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 except as it relates to the “Stilwell Tax Dispute,” as further discussed below.

On October 15, 2004, KCS and Janus Capital Group, Inc. formerly Stilwell Financial Inc. (“Janus”), finalized the Settlement Agreement and Mutual General Release (“Release”). The terms of the Release effect settlement of all disputes which arose on or before August 13, 2004 relating to the spin-off of Janus from KCS on July 12, 2000. As part of the settlement, all arbitration claims filed by the parties with the American Arbitration Association were dismissed. Consistent with the disclosures in the 2003 KCS Form 10K, this settlement results in no adverse financial consequences to KCS.

In the third quarter of 2004, the Company received income tax refunds including interest of $28.6 million. These refunds are due primarily to timing differences related to IRS examinations of prior year tax returns. The Company has recorded approximately $6.6 million in other income related to the interest associated with this refund.

8.	Other Post Employment Benefits. The Company provides certain medical, life and other post employment benefits other than pensions to its retirees. The medical and life plans are available to employees not covered under collective bargaining arrangements, who have attained age 60 and rendered ten years of service. Individuals employed as of December 31, 1992 were excluded from a specific service requirement. The medical plan is contributory and provides benefits for retirees, their covered dependents and beneficiaries. The medical plan provides for an annual adjustment of retiree contributions, and also contains, depending on the plan coverage selected, certain deductibles, co-payments, coinsurance and coordination with Medicare. The life insurance plan is non-contributory and covers retirees only. The Company’s policy, in most cases, is to fund benefits payable under these plans as the obligations become due. However, certain plan assets (money market funds held in a life insurance company) exist with respect to life insurance benefits. A life insurance company holds these assets and the Company receives an investment return on these assets based on the six-month Treasury Bill rate plus 25 basis points.

The Company’s health care costs, excluding former Gateway Western Railway Company (“Gateway Western”) employees and certain former MidSouth Railroad employees, are limited to the increase in the Consumer Price Index (“CPI”) with a maximum annual increase of 5%. Accordingly, health care costs in excess of the CPI limit will be borne by the plan participants, and therefore assumptions regarding health care cost trend rates are not applicable.

Based upon current regulations, the KCS plans are actuarially equivalent to Medicare part D benefits; however, provisions within the plans contain retiree cost sharing features which make any potential benefit to KCS from the subsidy entitlement unlikely to be material.

Net periodic post employment benefit cost included the following components (in millions):

	Three Months ended September 30,		Nine Months ended September 30,
	2004	2003	2004	2003
Service cost	$0.1	$0.1	$0.3	$0.3
Interest cost	0.1	0.1	0.3	0.3
Expected return on plan assets	—	—	—	—

Net periodic post employment benefit cost	$0.2	$0.2	$0.6	$0.6

Under collective bargaining agreements, KCSR participates in a multi-employer benefit plan, which provides certain post-retirement health care and life insurance benefits to eligible union employees and certain retirees. Premiums under this plan are expensed as incurred and were $1.7 million in the year ended December 31, 2003. Based on existing rates, premium amounts are not expected to change substantially during the remainder of 2004 compared to 2003.

9.	New Credit Facility. During March 2004, the Company used cash on hand to repay approximately $98.5 million of debt relating to the Company’s former credit facility. On March 30, 2004, the Company closed on a new credit facility (“2004 Credit Facility”). The 2004 Credit Facility consists of a $100 million revolving credit facility (“2004 Revolving Credit Facility”) maturing on March 30, 2007 and a $150 million Term B loan facility (“Term B Loan Facility”) maturing on March 30, 2008. The Term B Loan Facility was fully funded on the closing date and the proceeds are expected to be used to pay transaction costs and for other general corporate purposes, including additional investments in the Company’s Mexican affiliates. There were no funds drawn under the previous revolving credit facility and the full $100 million borrowing capacity under the 2004 Revolving Credit Facility is currently available to the Company. Up to $25.0 million of the 2004 Revolving Credit Facility is available for letters of credit and up to $15 million is available for swing line loans. The proceeds from future borrowings under the 2004 Revolving Credit Facility may be used for working capital and for general corporate purposes, including additional investments in the Company’s Mexican affiliates. The letters of credit may be used for general corporate purposes. Borrowings under the 2004 Credit Facility are secured by substantially all of the Company’s assets and are guaranteed by the majority of its subsidiaries.

The Term B Loan Facility and the 2004 Revolving Credit Facility bear interest at the London Interbank Offered Rate (“LIBOR”) plus an applicable margin or at an alternative base rate plus an applicable margin. The applicable margin for the Term B Loan facility is 2% for LIBOR borrowings. The applicable margin for the 2004 Revolving Credit Facility was set at 2.25% for LIBOR borrowings for the first six months and thereafter is based on the Company’s leverage ratio (defined as the ratio of the Company’s total debt to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization, excluding the undistributed earnings of unconsolidated affiliates and certain other non-cash charges) for the prior four fiscal quarters).

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

Approximately $3.3 million of debt issuance costs related to the 2004 Credit Facility have been deferred and are being amortized over the respective terms of the loans. Debt retirement costs of approximately $4.2 million associated with the previous revolving credit facility and term loan were recorded during the quarter ended March 31, 2004.

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

KCS, Grupo TMM and TFM entered into a new Stock Purchase Agreement dated August 16, 2004 (“New Mexrail Stock Purchase Agreement”). Pursuant to the terms of that Agreement, KCS purchased from TFM 51% of the outstanding shares of Mexrail, a wholly-owned subsidiary of TFM, for $32.7 million, and placed those shares into a trust pending STB approval to exercise common control over KCSR, Gateway Eastern and Tex-Mex. As a result of this transaction, TFM recognized a loss, net of tax and minority interest, of $4.2 million on the sale of its interest in Mexrail. The Company accounts for its investment in TFM under the equity method of accounting and, considering that the loss was a result of a transaction with KCS, KCS has excluded such in determining its equity in earnings of Grupo TFM for the third quarter and year-to-date ended September 30, 2004.

11.	Condensed Consolidating Financial Information. KCSR has outstanding $200 million of 9.5% senior notes due 2008 and $200 million of 7.5% senior notes due 2009. Both of these note issues are unsecured obligations of KCSR, however, they are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by KCS and certain of the subsidiaries (all of which are wholly-owned) within the KCS consolidated group. For each of these note issues, KCS registered exchange notes with the SEC that have substantially identical terms and associated guarantees and all of the initial senior notes for each issue have been exchanged for $200 million of registered exchange notes for each respective note issue.

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10 ''Financial statements of guarantors and issuers of guaranteed securities registered or being registered.’’ This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with U.S. GAAP.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Nine months ended September 30, 2004 (dollars in millions)
				Non-
			Guarantor	Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS
Revenues	$—	$461.6	$15.5	$10.5	$(22.7)	$464.9
Operating expenses	10.6	393.7	14.5	12.7	(22.7)	408.8

Operating income (loss)	(10.6)	67.9	1.0	(2.2)	—	56.1
Equity in net earnings (losses) of unconsolidated affiliates and subsidiaries	30.7	6.8	—	5.0	(36.8)	5.7
Interest expense	(0.6)	(32.4)	(0.3)	—	0.3	(33.0)
Debt retirement costs	—	(4.2)	—	—	—	(4.2)
Other income	0.2	10.9	0.1	0.9	(0.3)	11.8

Income (loss) before income taxes	19.7	49.0	0.8	3.7	(36.8)	36.4
Income tax provision (benefit)	(4.0)	16.4	0.3	—	—	12.7

Net income (loss)	$23.7	$32.6	$0.5	$3.7	$(36.8)	$23.7

	Nine months ended September 30, 2003 (dollars in millions)
				Non-
			Guarantor	Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS
Revenues	$—	$428.1	$15.7	$21.1	$(32.1)	$432.8
Operating expenses	9.5	382.6	15.3	21.6	(32.1)	396.9

Operating income (loss)	(9.5)	45.5	0.4	(0.5)	—	35.9
Equity in net earnings (losses) of unconsolidated affiliates and subsidiaries	15.1	5.8	—	5.4	(21.1)	5.2
Interest expense	(0.5)	(34.4)	(0.3)	—	0.4	(34.8)
Other income	0.1	4.1	0.1	0.9	(0.4)	4.8

Income (loss) before income taxes and cumulative effect of accounting change	5.2	21.0	0.2	5.8	(21.1)	11.1
Income tax provision (benefit)	(3.3)	6.0	0.1	(0.2)	—	2.6

Income (loss) before cumulative effect of accounting change	8.5	15.0	0.1	6.0	(21.1)	8.5
Cumulative effect of accounting change, net of income taxes	8.9	8.9	—	—	(8.9)	8.9

Net income (loss)	$17.4	$23.9	$0.1	$6.0	$(30.0)	$17.4

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30, 2004 (dollars in millions)
				Non-
			Guarantor	Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS
ASSETS
Current assets	$162.6	$369.4	$10.4	$9.1	$(184.3)	$367.2
Investments	866.8	440.3	—	430.6	(1,256.2)	481.5
Properties, net	0.2	1,410.9	3.7	—	—	1,414.8
Goodwill and other assets	17.3	27.0	1.9	7.8	(9.7)	44.3

Total assets	$1,046.9	$2,247.6	$16.0	$447.5	$(1,450.2)	$2,307.8

LIABILITIES AND EQUITY
Current liabilities	$6.6	$369.5	$1.7	$34.4	$(184.3)	$227.9
Long-term debt	1.3	561.5	0.7	—	—	563.5
Payable to affiliates	19.9	—	0.6	—	(20.5)	—
Deferred income taxes	(2.3)	429.1	0.2	1.8	(9.7)	419.1
Other liabilities	35.4	60.0	4.8	11.1	—	111.3
Stockholders’ equity	986.0	827.5	8.0	400.2	(1,235.7)	986.0

Total liabilities and equity	$1,046.9	$2,247.6	$16.0	$447.5	$(1,450.2)	$2,307.8

	As of December 31, 2003 (dollars in millions)
				Non-
			Guarantor	Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS
ASSETS
Current assets	$221.9	$285.3	$11.7	$15.1	$(225.9)	$308.1
Investments	801.4	431.1	—	452.4	(1,242.2)	442.7
Properties, net	0.2	1,358.5	3.8	—	—	1,362.5
Goodwill and other assets	11.0	28.6	1.7	11.3	(13.0)	39.6

Total assets	$1,034.5	$2,103.5	$17.2	$478.8	$(1,481.1)	$2,152.9

LIABILITIES AND EQUITY
Current liabilities	$14.8	$346.7	$3.8	$35.4	$(225.9)	$174.8
Long-term debt	1.3	511.5	0.7	—	—	513.5
Payable to affiliates	19.5	—	0.7	—	(20.2)	—
Deferred income taxes	3.3	398.5	0.2	2.5	(13.0)	391.5
Other liabilities	31.9	54.4	4.3	18.8	—	109.4
Stockholders’ equity	963.7	792.4	7.5	422.1	(1,222.0)	963.7

Total liabilities and equity	$1,034.5	$2,103.5	$17.2	$478.8	$(1,481.1)	$2,152.9

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine months ended September 30, 2004 (dollars in millions)
				Non-
			Guarantor	Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS
Net cash flows provided by (used for) operating activities:	$12.4	$117.5	$1.1	$0.9	$0.4	$132.3

Investing activities:
Property additions	—	(93.1)	(0.3)	—	—	(93.4)
Proceeds from disposal of property	—	2.5	—	—	—	2.5
Investments in and loans to affiliates	(32.6)	(7.0)	—	(8.1)	6.5	(41.2)
Repayment of loans to affiliates	—	—	—	6.1	(6.1)	—
Other, net	(6.5)	(0.4)	(0.1)	—	(0.4)	(7.4)

Net	(39.1)	(98.0)	(0.4)	(2.0)	—	(139.5)

Financing activities:
Proceeds from issuance of long-term debt	—	150.0	—	—	—	150.0
Repayment of long-term debt	—	(101.0)	(1.0)	—	—	(102.0)
Proceeds from loans from affiliates	6.5	—	—	—	(6.5)	—
Repayment of loans from affiliates	(6.1)	—	—	—	6.1	—
Debt issuance costs	—	(3.3)	—	—	—	(3.3)
Proceeds from stock plans	3.7	—	—	—	—	3.7
Cash dividends paid	(6.6)	—	—	—	—	(6.6)

Net	(2.5)	45.7	(1.0)	—	(0.4)	41.8

Cash and cash equivalents:
Net increase (decrease)	(29.2)	65.2	(0.3)	(1.1)	—	34.6
At beginning of period	39.9	94.0	0.1	1.4	—	135.4

At end of period	$10.7	$159.2	$(0.2)	$0.3	$—	$170.0

	Nine Months ended September 30, 2003 (dollars in millions)
				Non-
			Guarantor	Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS
Net cash flows provided by (used for) operating activities:	$(187.4)	$262.2	$(10.8)	$9.3	$1.8	$75.1

Investing activities:
Property acquisitions	—	(51.2)	—	—	—	(51.2)
Proceeds from disposal of property	—	8.6	—	—	—	8.6
Investments in and loans to affiliates	(33.1)	(4.0)	—	(11.1)	10.7	(37.5)
Proceeds from sale of investments	32.7	—	—	—	—	32.7
Other, net	(6.2)	(0.4)	(0.3)	1.9	(1.8)	(6.8)

Net	(6.6)	(47.0)	(0.3)	(9.2)	8.9	(54.2)

Financing activities:
Proceeds from issuance of long-term debt	—	—	—	—	—	—
Repayment of long-term debt	—	(2.8)	(1.1)	—	—	(3.9)
Proceeds from loans from affiliates	20.1	—	—	—	(20.1)	—
Repayment of loans from affiliates	(9.4)				9.4
Issuance of preferred stock	193.2	—	—	—	—	193.2
Proceeds from stock plans	3.6	—	—	—	—	3.6
Cash dividends paid	(2.6)	—	—	—	—	(2.6)
Other, net	—	—	—	—	—	—

Net	204.9	(2.8)	(1.1)	—	(10.7)	190.3

Cash and cash equivalents:
Net increase (decrease)	10.9	212.4	(12.2)	0.1	—	211.2
At beginning of period	(10.8)	17.4	11.8	0.5	—	19.0

At end of period	$0.1	$229.9	$(0.4)	$0.6	$—	$230.2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion set forth below, as well as other portions of this Form 10-Q, contains forward-looking statements that are not based upon historical information. Such forward-looking statements are based upon information currently available to management and management’s perception thereof as of the date of this Form 10-Q. Readers can identify these forward-looking statements by the use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. The actual results of operations of Kansas City Southern (“KCS” or the “Company”) could materially differ from those indicated in forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Risk Factors” and “Cautionary Information” which is on file with the U.S. Securities and Exchange Commission (File No. 1-4717) and which “Risk Factors” and “Cautionary Information” sections are hereby incorporated by reference herein. Readers are strongly encouraged to consider these factors when evaluating forward-looking statements. The Company will not update any forward-looking statements set forth in this Form 10-Q.

The discussion herein is intended to clarify and focus on the Company’s results of operations, certain changes in its financial position, liquidity, capital structure and business developments for the periods covered by the consolidated financial statements included under Item 1 of this Form 10-Q. This discussion should be read in conjunction with these consolidated financial statements and the related notes thereto, and is qualified by reference thereto.

Corporate Overview

KCS, a Delaware corporation, is a holding company with principal subsidiaries and affiliates including the following:

•	The Kansas City Southern Railway Company (“KCSR”), a wholly-owned subsidiary;

•	Mexrail, Inc. (“Mexrail”), a 51% owned unconsolidated affiliate held in a voting trust pending regulatory approval by the Surface Transportation Board (“STB”) of KCS’s common control of The Texas-Mexican Railway Company (“Tex-Mex”), KCSR, and the Gateway Eastern Railway Company. Mexrail owns 100% of Tex-Mex;

•	Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. (“Grupo TFM”), a 46.6% owned unconsolidated affiliate, which owns 80% of the total capital stock of TFM, S.A. de C.V. (“TFM”) and 100% of the stock of TFM entitled to full voting rights. TFM owns 49% of Mexrail.

•	Southern Capital Corporation, LLC (“Southern Capital”), a 50% owned unconsolidated affiliate that leases locomotive and rail equipment to KCSR;

•	Panama Canal Railway Company (“PCRC”), an unconsolidated affiliate of which KCSR owns 50% of the common stock. PCRC owns all of the common stock of Panarail Tourism Company (“Panarail”).

KCS, as the holding company, supplies its various subsidiaries with managerial, legal, tax, financial and accounting services, in addition to managing other “non-operating” investments.

EXECUTIVE SUMMARY

Overview

KCS operates under one reportable business segment in the rail transportation industry and KCSR, the Company’s principal subsidiary, is the smallest of the Class I railroads. The Company generates its revenues and cash flows by providing its customers with freight delivery services both within the Company’s region, and throughout the United States, Mexico and Canada through connections with the Company’s affiliates and other Class I rail carriers. The Company’s customers conduct business in a number of different industries, including electric-generating utilities, chemical and petroleum products, paper and forest products, agriculture and mineral products, automotive products and intermodal transportation.

The Company uses its cash flows to support its operations and to invest in its infrastructure. The rail industry is a capital-intensive industry, and the Company’s capital expenditures are a significant use of cash each year. For the nine months ended September 30, 2004, the Company’s capital expenditures were approximately $93.4 million and are projected to be approximately $14.2 million during the remainder of 2004. A more detailed discussion of capital expenditures is found in the “Liquidity and Capital Resources” section below.

Grupo TFM is an unconsolidated affiliate, and the Company uses the equity accounting method to recognize its proportionate share of Grupo TFM’s earnings. Linked to KCSR by Tex-Mex, TFM operates a strategically significant rail corridor between Mexico and the United States. KCS management believes that its investment in Grupo TFM is a strategic asset with substantial economic potential.

As further described in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (“2003 Form 10-K”), on April 20, 2003, the Company reached an agreement (the “Acquisition Agreement”) with its partner, Grupo TMM, S.A. (“Grupo TMM”) and other parties to ultimately acquire control of TFM through the purchase of Grupo TMM’s shares of Grupo TFM (the “Acquisition”). The Company has been in dispute with Grupo TMM over Grupo TMM’s attempt to terminate the Acquisition Agreement, which dispute has been the subject of binding arbitration. Following an interim award of the arbitration panel hearing the dispute as described further in “Recent Developments,” the Company and Grupo TMM signed a stipulation agreeing to discharge in good faith all of the obligations of the Acquisition Agreement. Consummation of the Acquisition is still subject to certain conditions, and the Company’s management cannot predict whether or not KCS will be able to complete the Acquisition. The Company is spending substantial time and financial resources to address these uncertainties, as well as the Acquisition, and the ultimate resolution of these items could have a material affect on the Company’s results of operations, financial condition and cash flows. Should the acquisition of Grupo TFM be consummated in 2004, KCS would include the operating revenues and expenses of Grupo TFM in its consolidated financial statements from the date of the Acquisition.

Third Quarter Analysis

For the third quarter, KCS’ operating income increased $4.3 million over the same period in 2003. Revenues continued to increase in all commodity groups, except coal. These increases continued to be driven by volume, variable fuel surcharges and targeted rate increases. Management believes that the volume growth experienced by the Company through 2004 is indicative of an improving general economic environment. KCSR’s rail operation continues to rank favorably among the rest of the North American rail industry as measured by industry benchmarks of average train velocity, average terminal dwell time, and cars on line.

The improved operating efficiency indicated by these benchmarks is also being demonstrated by significant reductions in equipment costs. The reductions in equipment costs combined with reductions in depreciation expense (resulting from revisions to estimated depreciable lives) were more than offset by increases in compensation (resulting from more crew starts associated with higher traffic volumes, the impact of wage increases in collective bargaining agreements, fuel costs (principally price driven) and casualties and insurance as a result of certain derailments in the third quarter of 2004.

For the third quarter of 2004, Grupo TFM continued to contribute to the Company’s net income. For the three months ended September 30, 2004, equity in earnings of Grupo TFM increased $0.3 million to $1.9 million compared to $1.6 million for the same period in 2003. This increase was the result of a $22.0 million improvement in non-operating income for Grupo TFM. These factors were partially offset by a decrease in operating income of $5.1 million as revenues decreased $3.7 million while operating expenses increased $1.4 million. Additionally, Grupo TFM’s provision for taxes increased $16.4 million to $0.1 million for the third quarter of 2004 (calculated under U.S. GAAP) compared to a tax benefit of $16.3 million for the same period in 2003. These amounts do not reflect the recognition by Grupo TFM of a $4.2 million loss related to the sale of Mexrail back to KCS.

2004 Outlook

For the remainder of 2004, overall KCSR revenues are expected to continue to show year over year increases, building on the momentum gained throughout the first nine months of 2004. Assuming normalized rail operations, variable costs and expenses are expected to change proportionate to increases in revenue volumes. Material changes in market conditions for fuel will impact KCSR’s fuel costs. To mitigate this risk, KCSR currently has approximately 12% of its projected fuel usage hedged for the remainder of 2004 through fuel swaps which reduce the risk of the adverse impact of rising fuel prices. Additionally, fuel surcharges will continue to impact revenues while fuel prices remain relatively high. Claims and litigation related to personal injuries and occupational illness will continue to impact operating expenses. Wage increases have been implemented for most of the employees covered under collective bargaining agreements in the third quarter of 2004. Depreciation expense will continue to reflect the favorable impact of the changes in estimates implemented January 1, 2004 by approximately $3.0 million per quarter.

The Company expects to continue to participate in the earnings/losses from its equity investments in Grupo TFM, Southern Capital, Mexrail and PCRC. Due to the variability of factors affecting the Mexican economy, management is unable to predict the impact that a change in the value of the peso or a change in Mexican inflation will have on the results of Grupo TFM.

RECENT DEVELOPMENTS

KCS and Grupo TMM Agree to Stipulations. Following the March 19, 2004 Interim Award of the AAA International Centre for Dispute Resolution Arbitration Panel, which found that the Acquisition Agreement remains in force and is binding on the Company and Grupo TMM unless otherwise terminated according to its terms or by law, the Company and Grupo TMM agreed not to move immediately into the next phase of arbitration. Both companies have reserved the right to proceed with the next phase of arbitration at any time. In a stipulation signed by Grupo TMM and KCS on April 4, 2004, and accepted by the arbitration panel, the two companies have agreed to discharge in good faith all of the obligations of the Acquisition Agreement signed April 20, 2003. Additionally, on September 15, 2004, counsel for KCS and Grupo TMM submitted to the panel of the International Centre for Dispute Resolution a joint stipulation and agreed form of award that will, upon adoption by the arbitration panel, effect the amendment so as to extend the termination date of the Acquisition Agreement to June 15, 2005.

On October 7, 2004, KCS was notified by the MCC that the MCC had extended KCS’ authority to purchase TMM’s interest in Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. for an additional 180 days. MCC originally authorized the purchase in a ruling dated May 19, 2003, and the new ruling extends that authorization to April 5, 2005.

On October 6, 2004, KCS announced that it had received notice from the Mexican National Foreign Investment Commission (“MNFIC”) approving its application. KCS must complete the transactions described in the Acquisition Agreement and the Related Agreements on or before October 5, 2005, or seek renewed authority from the MNFIC.

Repurchase of Mexrail Shares by KCS. KCS, Grupo TMM and TFM entered into a new Stock Purchase Agreement dated August 16, 2004 (“New Mexrail Stock Purchase Agreement”). Pursuant to the terms of that agreement, KCS purchased from TFM 51% of the outstanding shares of Mexrail, a wholly-owned subsidiary of TFM, for $32.7 million and placed those shares into trust pending STB approval to exercise common control over KCSR, Gateway Eastern and Tex-Mex. Pending the STB’s approval, the Company has recorded a $0.6 million loss as “Equity in net earnings of unconsolidated affiliates” representing its 51% share of Mexrail losses for the period from August 16, 2004 through September 30, 2004. The Company expects to complete an evaluation of the fair value of the assets and liabilities of Mexrail in the fourth quarter of 2004.

The terms of the New Mexrail Stock Purchase Agreement are substantially similar to the May 9, 2003 Stock Purchase Agreement, but TFM does not have any right to repurchase the Mexrail shares sold to KCS and KCS is obligated to purchase the remaining shares of Mexrail owned by TFM on or before October 31, 2005 at a price of $31.4 million. KCS filed a Status Report with the STB on August 16, 2004 notifying the STB of the purchase of 51% of the shares of Mexrail and asking it to reinstate the Procedural Schedule that the STB had previously established and suspended. The STB on August 30, 2004 issued a scheduling order giving interested parties until September 30, 2004 an opportunity to file comments. Pursuant to the Procedural Schedule established by the STB, KCS filed its reply to those comments on October 15, 2004. The STB must decide the matter within 45 days following the date on which the last pleading is filed in the matter. KCS expects a decision on its application from the STB on or before November 29, 2004.

KCS and Janus Capital Group finalize Settlement Agreement and Mutual General Release. On October 15, 2004 KCS and Janus Capital Group Inc., formerly Stilwell Financial Inc. (“Janus”), finalized the Settlement Agreement and Mutual General Release (“Release”). The terms of the Release effect settlement of all disputes which arose on or before August 13, 2004 relating to the spin-off of Janus from KCS on July 12, 2000. As part of the settlement, all arbitration claims filed by the parties with the American Arbitration Association were dismissed. Consistent with the disclosures in the KCS 2003 Form 10-K, this settlement results in no adverse financial consequences to KCS.

KCS adds New Director. On July 26, 2004, the Company announced that Robert J. Druten had been elected to its Board of Directors. Mr. Druten currently serves as Executive Vice President and Chief Financial Officer of Hallmark Cards, Inc., the world’s largest publisher of greeting cards and related products. He serves on the company’s corporate executive council. He is also a member of the Board of Directors of Crown Media Holdings, Inc. In addition, Mr. Druten is the Chairman of the Board of Trustees of Entertainment Properties Trust and a member of the Board of Directors of BHA Group, Inc. On September 28, 2004, Mr. Druten was appointed as a member and chairman of the Company’s Audit Committee.

RESULTS OF OPERATIONS

The following table summarizes the income statement components of the Company for the three and nine months ended September 30, 2004 and 2003, respectively (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Revenues	$163.2	$146.3	$464.9	$432.8
Operating expenses	144.0	131.4	408.8	396.9

Operating income	19.2	14.9	56.1	35.9
Equity in net earnings of unconsolidated affiliates	1.1	0.7	5.7	5.2
Interest expense	(11.3)	(11.6)	(33.0)	(34.8)
Debt retirement costs	—	—	(4.2)	—
Other income	8.6	2.0	11.8	4.8

Income before income taxes and cumulative effect of accounting change	17.6	6.0	36.4	11.1
Income tax provision	6.5	1.7	12.7	2.6

Income (loss) before cumulative effect of accounting change	11.1	4.3	23.7	8.5
Cumulative effect of accounting change, net of income taxes	—	—	—	8.9

Net income (loss)	$11.1	$4.3	$23.7	$17.4

The following table summarizes consolidated KCS revenues, including the revenues and carload statistics of KCSR, for the three and nine months ended September 30, 2004 and 2003, respectively. Certain prior period amounts have been reclassified to reflect changes in the business groups and to conform to the current period presentation.

					Carloads and
	Revenues				Intermodal Units
	(in millions)				(in thousands)
	Three months		Nine months		Three months		Nine months
	ended September 30,		ended September 30,		ended September 30,		ended September 30,
	2004	2003	2004	2003	2004	2003	2004	2003
General commodities:
Chemical and petroleum	$34.4	$30.8	$100.1	$92.6	37.8	34.1	111.1	104.4
Paper and forest	46.4	37.6	121.3	109.9	52.9	47.7	145.7	140.0
Agricultural and mineral	29.1	25.7	89.8	78.0	35.9	33.8	110.5	102.5

Total general commodities	109.9	94.1	311.2	280.5	126.6	115.6	367.3	346.9
Intermodal and automotive	17.4	15.3	48.5	43.7	88.3	79.9	256.0	229.5
Coal	22.7	23.6	67.9	69.9	48.0	48.6	144.2	141.5

Carload revenues and carload and intermodal units	150.0	133.0	427.6	394.1	262.9	244.1	767.5	717.9

Other rail-related revenues	12.1	11.9	34.4	34.2

Total KCSR revenues	162.1	144.9	462.0	428.3
Other subsidiary revenues	1.1	1.4	2.9	4.5

Total consolidated revenues	$163.2	$146.3	$464.9	$432.8

The following table summarizes KCS’s consolidated operating expenses for the three and nine months ended September 30, 2004 and 2003, respectively. Certain prior period amounts have been reclassified to conform to the current year presentation.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Compensation and benefits	$52.9	$48.4	$155.9	$146.4
Purchased services	16.1	15.8	47.1	46.1
Fuel	16.4	11.2	45.8	35.3
Equipment costs	13.3	15.2	37.9	44.6
Depreciation and amortization	13.4	16.2	39.3	48.1
Casualties and insurance	13.9	9.7	30.5	26.2
Other leases	3.2	2.5	8.9	7.3
Other	14.8	12.4	43.4	42.9

Total consolidated operating expenses	$144.0	$131.4	$408.8	$396.9

Net Income. Net income for the three months ended September 30, 2004 was $11.1 million (14¢ per diluted share) compared to net income of $4.3 million (2¢ per diluted share) for the same period in 2003. This $6.8 million quarter to quarter improvement resulted from a $16.9 million increase in operating revenues, a $6.6 million increase in other income primarily as a result of interest received on the settlement of certain prior year tax returns, a $0.3 million increase in equity in earnings of Grupo TFM, $0.1 million lower equity in losses of other unconsolidated affiliates combined with a $0.3 million decrease in interest expense. These factors were partially offset by a $12.6 million increase in operating expenses and a $4.8 million increase in the provision for income taxes.

For the nine months ended September 30, 2004, net income was $23.7 million (27¢ per diluted share) compared to $17.4 million (20¢ per diluted share) for the same period in 2003. This $6.3 million year to date increase resulted from a $32.1 million increase in operating revenue, a $7.0 million increase in other income primarily as a result of interest received on the settlement of certain prior year tax returns, a $1.8 million decrease in interest expense, and a decrease in equity in losses of other unconsolidated subsidiaries of $0.6 million. These factors were partially offset by an $11.9 million increase in operating expenses, a $10.1 million increase in the provision for income taxes, debt retirement costs of $4.2 million incurred in the first quarter of 2004 and a $0.1 million decrease in equity in net earnings of Grupo TFM, as well as the impact of an $8.9 million cumulative effect of accounting change, net of income taxes in the first quarter of 2003.

Revenues. Consolidated revenues for the three and nine months ended September 30, 2004 increased $16.9 million (11.6%) and $32.1 million (7.4%), respectively, to $163.2 million and $464.9 million, respectively, compared to $146.3 million and $432.8 million, respectively, for the same periods in 2003. For the quarter and year to date ended September 30, 2004, KCSR experienced revenue increases in the chemical and petroleum, paper and forest, agriculture and mineral and intermodal commodity groups while coal revenues declined $0.9 million and $2.0 million for the three and nine months ended September 30, 2004, respectively. For most commodity groups, these increases in revenue resulted from higher carloadings as well as longer hauls and targeted price improvements. In addition, KCSR applies a fuel surcharge to a significant portion of its revenues, as described in KCSR rules tariff 9011. The tariff, initially established at 2% effective April 1, 2003, increased to 4% effective March 24, 2004 and to 6% effective August 13, 2004. Fuel surcharges will increase or decrease dependent on the price of West Texas Intermediate Crude Oil as published in the Wall Street Journal. The following discussion provides an analysis of KCSR revenues by commodity group for the quarter and year-to-date periods ended September 30, 2004.

     Chemical and petroleum products. Revenues for chemical and petroleum products for the quarter and year to date ended September 30, 2004 increased $3.6 million (11.7%) and $7.5 million (8.1%), respectively, compared to the three and nine months ended September 30, 2003. Chemical and petroleum product revenue accounted for 22.9% and 23.1% of carload revenues for the quarter ended September 30, 2004 and 2003, respectively, and 23.4% and 23.5% of carload revenues for the nine months ended September 30, 2004 and 2003, respectively.

     For both the quarter and year to date ended September 30, 2004, KCSR recorded higher revenues for all commodities within the chemical and petroleum products group except agri-chemicals. Revenue increases for inorganic chemicals, petroleum, plastics and industrial gases were primarily the result of targeted rate increases as well as increased traffic volumes resulting from increased production related to improvements in the economy. Organic chemical revenues increased primarily as a result of increased traffic, partially offset by reduced revenues per carload due to shorter hauls. The decrease in revenues for both the quarter and year to date ended September 30, 2004 related to agricultural chemicals was primarily the result of lower production stemming from reduced demand attributed to the continued high cost of natural gas as a feedstock and energy source for producers.

     Paper and forest products. Revenues for paper and forest products for the quarter and year to date ended September 30, 2004 increased $8.8 million (23.4%) and $11.4 million (10.4%), respectively, compared to the same periods in 2003. Paper and forest products revenue accounted for 30.9% and 28.3% of carload revenues for the quarter ended September 30, 2004 and 2003, respectively, and 28.4% and 27.9% of carload revenues for the year to date ended September 30, 2004 and 2003, respectively.

     For the third quarter of 2004, KCSR recorded higher revenues for all commodities within the paper and forest products group. For the year to date, KCSR recorded higher revenues for all commodities except pulpwood products which experienced a decrease in revenues as a result primarily of lower traffic volumes related to reduced production compared to the same period in 2003. Pulpwood products increased revenues during the third quarter of 2004 as a result of both increased volume and certain targeted rate increases. Revenue increases for all other commodities in the group resulted from certain targeted rate increases and increased volume attributed to higher production and service improvements. Military and other carloads, which had been experiencing a decrease in year to date revenues prior to the current quarter increased for both the quarter and year to date ended September 30, 2004 due to strong traffic during the third quarter as a result of increased military training and shipments at military installations serviced by KCSR.

     Agricultural and mineral products. For the quarter and year to date ended September 30, 2004, agricultural and mineral product revenues increased $3.4 million (13.2%) and $11.8 million (15.1%), respectively, compared to the quarter and year to date ended September 30, 2003. Agricultural and mineral products revenue accounted for 19.4% for both the three months ended September 30, 2004 and 2003, and 21.0% and 19.8% of carload revenues for the nine months ended September 30, 2004 and 2003, respectively.

     Domestic grain revenues increased during the quarter and year to date 2004 periods as a result of an increase in the production volumes of domestic grain receivers on KCSR’s line. Export grain revenues for the year to date ended September 30, 2004 rose versus the same period in 2003 as a result of increased volumes related to the shipment of the current year harvest to the Gulf of Mexico combined with strong increases in export volumes to Mexico. Export grain revenues remained relatively flat however for the quarter ended September 30, 2004 versus the same period in 2003. Ores and minerals revenue and stone, clay and glass revenues during the quarter and year to date 2004 periods increased as a result of higher production by certain customers, as well as certain targeted rate increases. Food and kindred products revenues remained relatively flat during the quarter ended September 30, 2004 while year to date decreases were primarily the result of a reduction in export shipments.

     Intermodal and automotive. Intermodal and automotive revenues for the quarter and year to date increased $2.1 million (13.7%) and $4.8 million (11.0%), respectively, compared to the same periods in 2003. Intermodal and automotive product revenue accounted for 11.6% and 11.5% of carload revenues for the quarter ended September 30, 2004 and 2003, respectively, and 11.4% and 11.1% of carload revenues for the year to date ended September 30, 2004 and 2003, respectively.

     These increases were primarily a result of increased domestic and international intermodal traffic due to higher volume by existing customers, as well as the generation of new intermodal business. Automotive traffic for the quarter increased as a result of a temporary shift in traffic by Ford Motor Company due to a strike at a certain transportation processing center. For the year to date, automotive revenue decreased primarily as a result of a change in the traffic mix and destination of certain shippers.

     Coal. Revenues for coal for the quarter and year to date ended September 30, 2004 decreased $0.9 million (3.8%) and $2.0 million (2.9%) compared to the same period in 2003 due primarily to lower traffic volumes at certain electric generating stations. Coal revenue accounted for 15.1% and 17.7% of carload revenues for the quarter ended September

30, 2004 and 2003, respectively, and 15.9% and 17.7% of carload revenues for the year to date ended September 30, 2004 and 2003, respectively.

     Other. Other rail related revenues for the quarter and year to date ended September 30, 2004 remained relatively flat increasing $0.2 million (1.7%) and $0.2 million (0.6%), respectively, compared to the same periods in 2003. For the quarter ended September 30, 2004, this increase was primarily the result of higher switching revenue offset by lower haulage and demurrage revenues. For the year to date ended September 30, 2004, an increase in switching revenue was partially offset by a decrease in demurrage revenue while haulage revenue remained relatively flat.

Operating Expenses. Consolidated operating expenses for the three months ended September 30, 2004 increased $12.6 million (9.6%) compared to the three months ended September 30, 2003. This increase was the result of higher operating expenses at KCSR of approximately $10.7 million, as well as increased operating expenses at certain other subsidiaries of $1.8 million primarily resulting from an increase in certain insurance reserves by the Company’s captive insurance subsidiary related to prior year claims.

     Compensation and Benefits. For the quarter and year to date ended September 30, 2004, consolidated compensation and benefits expense increased $4.5 million and $9.5 million, respectively, compared to the same periods in 2003. The increases were primarily the result of certain increases in wage and salary rates, increased crew starts related to higher traffic volume and an increase in incentive compensation costs, as well as higher employee headcount. Average headcount for the year to date ended September 30, 2004 was 2,722 compared to 2,682 for the same period in 2003.

     Purchased Services. Consolidated purchased services expense for the quarter and year to date ended September 30, 2004 increased $0.3 million (1.9%) and $1.0 million (2.2%), respectively, compared to the same periods in 2003 primarily as a result of higher legal costs related to the settlement of claims. For the year to date ended September 30, 2004, increases were also related to infrastructure and equipment repairs performed by outside parties.

     Fuel. For the quarter ended September 30, 2004, consolidated fuel expense increased $5.2 million (46.4%) compared to the same period in 2003. Increases of 36.6% in average price per gallon and 6.9% in consumption were partially offset by fuel cost savings of $0.4 million as a result of the Company’s fuel hedging program and implementation of the Heavener fueling facility. Fuel cost represented approximately 11.4% of operating expenses for the quarter ended September 30, 2004 compared to 8.5% of operating costs and expenses for the same period in 2003.

     For the year to date ended September 30, 2004, consolidated fuel expense increased $10.5 million (29.7%) compared to the same period in 2003. Increases of 20.9% in average price per gallon and 6.3% in consumption were partially offset by fuel cost savings of $1.5 million as a result of the Company’s fuel hedging program and implementation of the Heavener fueling facility. For the year to date ended September 30, 2004, fuel expense represented 11.2% of the Company’s operating expenses compared to 8.9% of operating expenses for the same period in 2003.

     Equipment Costs. For the three and nine months ended September 30, 2004, consolidated equipment costs decreased $1.9 million (12.5%) and $6.7 million (15.0%), respectively, versus the same periods in 2003 primarily attributed to continued improvements in rail operations.

     Depreciation and Amortization. Consolidated depreciation and amortization expense for the quarter and year to date ended September 30, 2004 decreased $2.8 million (17.3%) and $8.8 million (18.3%), respectively, compared to the three and nine months ended September 30, 2003. For the quarter and year to date ended September 30, 2004, approximately $3.2 million and $9.6 million, respectively of the decrease was the result of changes in depreciable lives and salvage values as approved by the Surface Transportation Board which took effect on January 1, 2004. These decreases were partially offset by increases in the property base as a result of capital expenditures.

     Casualties and Insurance. Consolidated casualties and insurance expense for the three and nine months ended September 30, 2004 increased $4.2 million and $4.3 million, respectively, compared to the same periods in 2003. Increases were primarily the result of costs of approximately $5.0 million related to the Bolton, Mississippi derailment in September 2004. Approximately $0.2 million in insurance settlements have been received during the third quarter of

2004. For the year to date ended September 30, 2004, the Company has received approximately $3.4 million in insurance settlements.

     Other Leases. Consolidated other lease expense for the quarter and year to date ended September 30, 2004 increased $0.7 million (28.0%) and $1.6 million (21.9%), respectively, compared to the same periods in 2003. These increases were primarily the result of additional lease expense associated with certain maintenance of way equipment.

     Other Expense. For the quarter and year to date ended September 30, 2004, consolidated other expense increased $2.4 million (19.4%) and $0.5 million (1.2%), respectively, compared to the same periods in 2003. For both periods, these increases were primarily the result of decreases in gains on sales of operating property offset by declines in materials and supplies expense.

     Operating Income. Consolidated operating income for the three months ended September 30, 2004 increased $4.3 million to $19.2 million compared to $14.9 million for the same period in 2003 and accordingly, KCS experienced a reduction in the consolidated operating ratio of 1.6 percentage points to 88.2%. This increase was the result of a $16.9 million increase in revenue, partially offset by a $12.6 million increase in operating expenses. For the nine months ended September 30, 2004, consolidated operating income increased $20.2 million to $56.1 million compared to $35.9 million for the same period in 2003 for a reduction of 3.8 percentage points in the consolidated operating ratio to 87.9%. This increase was the result of a $32.1 million increase in revenue combined with an $11.9 million decrease in operating expenses.

Interest Expense. Consolidated interest expense for the three and nine months ended September 30, 2004 decreased $0.3 million (2.6%) and $1.8 million (5.2%), respectively, compared to the same periods in 2003 due to decreases in consolidated debt balances which declined $7.3 million from $578.7 million at September 30, 2003 to $571.4 million at September 30, 2004.

Debt Retirement Costs. During the nine months ended September 30, 2004, the Company recorded $4.2 million of debt retirement costs resulting from the write-off of the unamortized balance of debt issuance costs associated with early retirement of the Company’s previous credit facility.

Other Income. The Company’s other income for the quarter and year to date ended September 30, 2004 increased $6.6 million and $7.0 million, respectively, compared to the same periods in 2003. These increases were primarily the result of interest on tax refunds received by the Company in the third quarter of 2004 related to certain prior year tax returns and fluctuations in gains on sales of non-operating property.

Income Tax Expense. Consolidated income tax expense for the three and nine months ended September 30, 2004 was $6.5 million and $12.7 million, respectively, compared to $1.7 million and $2.6 million, respectively, for the same periods in 2003. For both the quarter and year to date, the increases were the result of higher domestic operating income, decreased interest expense and increases in other income.

Equity in Net Earnings (Losses) of Unconsolidated Affiliates. For the third quarter of 2004, the Company recorded equity in earnings of unconsolidated affiliates of $1.1 million compared to $0.7 million in the third quarter of 2003, primarily as a result of increased equity in net earnings from Grupo TFM of $0.3 million. The increase in Grupo TFM’s earnings was primarily the result of a $22.0 million improvement in non-operating income for Grupo TFM. For the third quarter of 2004, Grupo TFM’s revenues decreased $3.7 million to $174.5 million compared to revenues of $178.2 million for the third quarter of 2003. Grupo TFM’s operating expenses for the third quarter of 2004 increased $1.4 million to $141.0 million from $139.6 million for the third quarter of 2003. As a result, Grupo TFM’s operating income decreased $5.1 million to $33.5 million from $38.6 million for the third quarter of 2003. Results for the third quarter of 2004 for Grupo TFM also include a $0.1 million deferred income tax provision (calculated under accounting principles generally accepted in the United States of America – “U.S. GAAP”) compared to a deferred income tax benefit of $16.3 million in the third quarter of 2003. This increase in the deferred income tax provision of $16.4 million was the result of fluctuations in the peso exchange rate and impact on taxes of inflation in Mexico. The Company reports its equity in Grupo TFM under U.S. GAAP, while Grupo TFM reports under International Financial Reporting Standards (“IFRS”).

For the year to date period ended September 30, 2004, the Company recorded $6.1 million in equity in earnings of Grupo TFM compared to $6.2 million for the same period in 2003. For the year to date 2004, operating income for Grupo TFM remained relatively flat as TFM’s revenues increased $3.6 million to $526.9 million compared to $523.3 million for the same period in 2003 while operating expenses increased by $6.9 million resulting in a decrease of $3.3 million in Grupo TFM’s operating income to $99.9 million for the year to date period ended September 30, 2004 compared to $103.2 million for the same period in 2003. Results for the year to date period for Grupo TFM also include an $11.9 million deferred income tax benefit (U.S. GAAP) compared to a $30.4 million deferred income tax provision for the same period in 2003. This net increase in the deferred tax benefit contributed significantly to an increase in the net earnings of Grupo TFM for the year to date 2004 compared to the same period in 2003.

For the quarter and year to date ended September 30, 2004, equity in losses from other unconsolidated affiliates was $0.8 million and $0.4 million, respectively, compared to equity in losses from other unconsolidated affiliates of $0.9 million and $1.0 million for the same periods in 2003. For the quarter and year to date ended September 30, 2004, losses from the operations of PCRC were $1.3 million and $2.9 million, respectively, compared to $2.3 million and $4.6 million, respectively, for the same periods in 2003. These losses were partially offset by earnings from Southern Capital. For the quarter and year to date ended September 30, 2004, earnings for Southern Capital were $1.3 million and $10.1 million, respectively, compared to $0.8 million and $2.8 million, respectively, for the same periods in 2003. For the year to date, the increase of $7.3 million was primarily the result of the recognition by Southern Capital of an approximate $6.0 million gain related to the sale of locomotives to KCSR in the second quarter of 2004. For purposes of recording its share of Southern Capital earnings, the Company has recorded its share of the gain as a reduction to the cost basis of the equipment acquired. As a result, the Company will recognize its equity in the gain over the remaining depreciable life of the locomotives as a reduction of depreciation expense. Pending the STB’s approval, the Company has recorded a $0.6 million loss as “Equity in net earnings of unconsolidated affiliates” representing its 51% share of Mexrail losses for the period from August 16, 2004 through September 30, 2004.

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

LIQUIDITY AND CAPITAL RESOURCES

Summary cash flow data for the Company is as follows (in millions):

	Nine Months
	Ended September 30,
	2004	2003
Cash flows provided by (used for):
Operating activities	$132.3	$75.1
Investing activities	(139.5)	(54.2)
Financing activities	41.8	190.3

Cash and cash equivalents:
Net increase	34.6	211.2
At beginning of year	135.4	19.0

At end of period	$170.0	$230.2

During the nine months ended September 30, 2004, the Company’s consolidated cash position increased $34.6 million from December 31, 2003, primarily as a result of operating cash inflows, proceeds from the issuance of long-term debt and the proceeds from employee stock plans. These increases were partially offset by debt repayments and property additions. Net operating cash inflows were $132.3 million and $75.1 million for the nine months ended September 30, 2004 and 2003, respectively. The $57.2 million increase in operating cash flows was primarily attributable to increased income as well as changes in working capital balances, resulting mainly from the timing of certain payments and receipts and tax refunds related to prior years received during the third quarter of 2004 as well as the timing of payments for accrued interest and operating leases.

Net investing cash outflows were $139.5 million and $54.2 million for the nine months ended September 30, 2004 and 2003, respectively. This $85.3 million increase in net cash outflows was primarily a result of a $42.2 million period to period increase in capital expenditures (arising from the purchase of locomotives from Southern Capital in the second quarter of 2004 and continued maintenance and capacity improvements), the repurchase of 51% of the outstanding shares of Mexrail for $32.7 million and a $6.1 million decrease in proceeds from the disposal of property.

For the nine months ended September 30, 2004, net financing cash inflows were $41.8 million compared to $190.3 million for the same period in 2003. This $148.5 million decrease was primarily the effect of approximately $193 million of net proceeds received from the issuance of preferred stock in 2003 and $102.0 million related to the repayment of long-term debt during year to date 2004. These declines were partially offset by the proceeds received from the issuance of debt under the 2004 Credit Facility of $150 million.

Management expects cash flows from operating activities to decrease throughout the remainder of 2004 as a result of positive operating results offset by payments for accrued interest and operating leases. Investing activities are projected to use cash for capital expenditures and investments in or advances to subsidiaries. As disclosed in “Recent Developments, - Repurchase of Mexrail Shares by KCS”, the Company is obligated to purchase the remaining shares of Mexrail owned by TFM on or before October 31, 2005 for approximately $31.4 million.

The Company’s consolidated ratio of debt to total capitalization was 36.7% and 35.2% at September 30, 2004 and December 31, 2003, respectively.

In addition to operating cash flows, the Company has financing available under the 2004 Revolving Credit Facility with a maximum borrowing amount of $100 million all of which was available as of September 30, 2004. The 2004 Revolving Credit Facility contains, among other provisions, various financial covenants which may restrict the Company’s access to the maximum borrowing amount. As a result of certain financial covenants contained in the 2004 Revolving Credit Facility, maximum utilization of the Company’s 2004 Revolving Credit Facility may be restricted. See Note 9 “New Credit Facility” in Item 1, Part 1 of this Form 10-Q for further discussion of the 2004 Credit Facility.

Capital improvements for KCSR roadway track structures have historically been funded with cash flows from operations and external debt. The Company has historically used equipment trust certificates for major purchases of locomotives and rolling stock, while using internally generated cash flows or leasing for other equipment.

The following table summarizes the cash capital expenditures by type.

	Nine Months
	Ended September 30,
Capital Expenditure Category (dollars in millions)	2004	2003
Track infrastructure	$65.9	$35.8
Locomotives, freight cars and other equipment	18.2	6.1
Information technology	2.0	1.8
Facilities and improvements	2.8	0.6
Other	4.5	6.9

Total capital expenditures	$93.4	$51.2

The $30.1 million increase in track infrastructure includes an increase of $17.1 million in replacement of track infrastructure as well as an increase of $13.0 million for capacity improvement projects.

The Company has entered into an agreement to secure the transportation of locomotive diesel fuel via pipeline into the Company’s fuel facility in Heavener, Oklahoma. The pipeline was completed and placed in service in May 2004. The contract provides that the Company will pay to the supplier transportation fees based on published tariff rates per barrel. The contract further requires that for a period of ten years after the pipeline is placed in service, the fees will be at least $1.5 million per year.

The Company filed a Universal Shelf Registration Statement on Form S-3 (“Initial Shelf” — Registration No. 33-69648) in September 1993, as amended in April 1996, for the offering of up to $500.0 million in aggregate amount of securities. The SEC declared the Initial Shelf effective on April 22, 1996; however, no securities have been issued thereunder. The Company has carried forward $200 million aggregate amount of unsold securities from the Initial Shelf to a Shelf Registration Statement filed on Form S-3 (“Second Shelf” - Registration No. 333-61006) on May 16, 2001 for the offering of up to $450 million in aggregate amount of securities. The SEC declared the Second Shelf effective on June 5, 2001. Securities in the aggregate amount of $300 million remain available under the Initial Shelf and securities in the aggregate amount of $450 million remain available under the Second Shelf. To date, no securities have been issued under either the Initial Shelf or Second Shelf.

As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 — “Recent Developments – Mexican Government’s Put Rights with Respect to TFM Stock,” Grupo TMM and KCS, or either Grupo TMM or KCS, could be required to purchase the Mexican government’s interest in TFM. If KCS and Grupo TMM, or either KCS or Grupo TMM individually, had been required to purchase the Mexican government’s 20% interest in TFM, the total purchase price would have been approximately $476.5 million as of September 30, 2004. It is anticipated that financing for this transaction, if necessary, can be accomplished using the Company’s ability to access the capital markets. No commitments for such financing have been obtained at this time.

The Company believes, based on current expectations, that its cash and other liquid assets, operating cash flows, access to capital markets, borrowing capacity, and other available financing resources are sufficient to fund anticipated operating, capital and debt service requirements and other commitments through 2004. Also, if necessary, management believes it will be able to fund the cash requirements of the Acquisition using existing cash resources and availability under the 2004 Revolving Credit Facility. This Credit Facility contains certain customary events of default. These covenants, along with other provisions, could restrict maximum utilization of the 2004 Revolving Credit Facility. Management also believes that, if necessary, the Company could obtain financing to fund the purchase of the Mexican government’s 20% interest in TFM. The Company’s operating cash flows and financing alternatives, however, can be impacted by various factors, some of which are outside of the Company’s control. Additionally, the Company is subject to economic factors surrounding capital markets and the Company’s ability to obtain financing under reasonable terms is subject to market conditions. Further, the Company’s cost of debt can be impacted by independent rating agencies, which assign debt ratings based on certain credit measurements, such as interest coverage and leverage ratios. During March 2004, Moody’s Investors Service downgraded the debt ratings of KCS while Standard & Poor’s left the debt ratings unchanged. This reduction in the Company’s debt ratings did not have any impact on the Company’s interest rates or financial covenant ratios, but could adversely impact borrowing costs in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in the Company’s Quantitative and Qualitative Disclosures About Market Risk from that previously reported in the Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures

As of the end of the fiscal quarter for which this Quarterly Report on Form 10-Q is filed, the Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Part I, Item 1. “Financial Statements”, Note 7 to the Consolidated Financial Statements of this Form 10-Q is hereby incorporated herein by reference.

Item 6. Exhibits

a) Exhibits

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on November 8, 2004.

Kansas City Southern

/s/ Ronald G. Russ

Ronald G. Russ Executive Vice President and Chief Financial Officer (Principal Financial Officer)