Form 10-K
period 2004-12-31
KANSAS CITY SOUTHERN
filed 2005-03-30
CIK 54480

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 1-4717
KANSAS CITY SOUTHERN
(Exact name of Company as specified in its charter)

Delaware	44-0663509
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

427 West 12th Street, Kansas City, Missouri (Address of principal executive offices)	64105 (Zip Code)
Company’s telephone number, including area code
(816)983-1303
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Preferred Stock, Par Value $25 Per Share, 4%, Noncumulative	New York Stock Exchange
Common Stock, $.01 Per Share Par Value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
      Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the Company is an accelerated filer (as defined in Rule 12b-2 of the Act)          Yes ☑          No ☐
      Company Stock. The Company’s common stock is listed on the New York Stock Exchange under the symbol “KSU.” As of June 30, 2004, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the Company was approximately $971 million (amount computed based on closing prices of common stock on New York Stock Exchange). As of February 28, 2005, 63,579,963 shares of common stock and 242,170 shares of voting preferred stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
     Portions of the following documents are incorporated herein by reference into Part of the Form 10-K as indicated:

Document	Part of Form 10-K into Which Incorporated

Company’s Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2004	Parts I, III

KANSAS CITY SOUTHERN
2004 FORM 10-K ANNUAL REPORT

		Page

PART I
Item 1.	Business	1
Item 2.	Properties	12
Item 3.	Legal Proceedings	14
Item 4.	Submission of Matters to a Vote of Security Holders	14
	Executive Officers of the Company	15

PART II
Item 5.	Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	16
Item 6.	Selected Financial Data	18
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	19
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	52
Item 8.	Financial Statements and Supplementary Data	55
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	105
Item 9A.	Controls and Procedures	105
Item 9B.	Other Information	105

PART III
Item 10.	Directors and Executive Officers of the Company	105
Item 11.	Executive Compensation	106
Item 12.	Security Ownership of Certain Beneficial Owners and Management	106
Item 13.	Certain Relationships and Related Transactions	107
Item 14.	Principal Accountant Fees and Services	107

PART IV
Item 15.	Exhibits, Financial Statement Schedules	108
Signatures		115
Form of First Amendment to Rights Agreement
Directors Deferred Fee Plan
1991 Amended and Restated Stock Option and Performance Award Plan
Form of Non-Qualified Stock Option Award Agreement
Form of Non-Qualified Stock Option Award Agreement
Form of Non-Qualified Stock Option Award Agreement
Form of Restricted Shares Award Agreement
Form of Restricted Shares Award Agreement
Employment Agreement - Jay M. Nadlman
Amendment to Employment Agreement - Jay M. Nadlman
Executive Plan (As Amended and Restated January 1, 2005)
Security Agreement
Computation of Ratio of Earnings to Fixed Charges
Subsidiaries
Consent of Independent Accountants
Consent of PricewaterhouseCoopers LLP
Certification Pursuant to Section 302 - Michael R. Haverty
Certification Pursuant to Section 302 - Ronald G. Russ
Certification Pursuant to Section 906 - Michael R. Haverty and Ronald G. Russ
Combined and Consolidated Financial Statements - Grupo Transportacion

ii

Part I

Item 1.	Business
COMPANY OVERVIEW
      Kansas City Southern (“We”, “Our”, “KCS” or “the Company”), a Delaware corporation, is a holding company with principal operations in rail transportation.
      KCS, along with its subsidiaries and affiliates, owns and operates a uniquely positioned North American rail network strategically focused on the growing north/south freight corridor that connects key commercial and industrial markets in the central United States with major industrial cities in Mexico. Our principal subsidiary, The Kansas City Southern Railway Company (“KCSR”), which was founded in 1887, is one of seven Class I railroads. KCSR serves a ten-state region in the midwest and southern parts of the United States and has the shortest north/south rail route between Kansas City, Missouri and several key ports along the Gulf of Mexico in Alabama, Louisiana, Mississippi and Texas.
      We own a 51% controlling interest in Mexrail, Inc. (“Mexrail”). Mexrail owns 100% of The Texas-Mexican Railway Company (“Tex-Mex”). Tex-Mex operates a 157-mile rail line extending from Laredo to the port city of Corpus Christi, Texas and connects the operations of KCSR with TFM, S.A. de C.V. (“TFM”). Tex-Mex connects with TFM at the U.S./ Mexico border at Laredo and connects to KCSR through trackage rights at Beaumont, Texas. Through our ownership in Mexrail, we own the northern half of the rail-bridge at Laredo, Texas, which spans the Rio Grande River between the United States and Mexico. Laredo is a principal international gateway through which more than 50% of all rail and truck traffic between the United States and Mexico crosses the border. Control of the Mexrail shares was not transferred until January 1, 2005; accordingly, we have recorded our ownership percentage in Mexrail as an equity investment, as of December 31, 2004 and our percentage of Mexrail’s earnings under the equity method of accounting for the year ended December 31, 2004. Effective January 1, 2005, we will consolidate the financial statements of Mexrail into the consolidated financial statements of KCS.
      Our rail network also includes an equity investment in Grupo Transportación Ferroviaria Mexicana, S.A. de C.V. (“Grupo TFM”), a 46.6% owned unconsolidated affiliate, which owns 80% of the stock of TFM. TFM operates a strategically significant corridor between Mexico and the United States, and has as its core route a key portion of the shortest, most direct rail passageway between Mexico City and Laredo, Texas. TFM serves most of Mexico’s principal industrial cities and three of its major shipping ports. TFM’s rail lines are the only ones which serve Nuevo Laredo, the largest rail freight exchange point between the United States and Mexico. TFM, through its concession with the Mexican government, has the right to control and operate the southern half of the rail-bridge at Laredo.
      Together, our rail network (KCSR, Tex-Mex, and our interest in TFM) comprises approximately 6,000 miles of main and branch lines extending from the midwest portions of the United States south into Mexico. Additionally, through a strategic alliance with Canadian National Railway Company (“CN”) and Illinois Central Corporation (“IC” and together with CN, “CN/ IC”), our rail network covers approximately 25,000 miles of main and branch lines connecting Canada, the United States and Mexico. The CN/ IC alliance connects Canadian markets with major midwestern and southern markets in the United States, as well as with major markets in Mexico through KCSR’s connections with Tex-Mex and TFM. Management believes that, as a result of the strategic position of our rail network, we are poised to continue to benefit from the growing north/south trade between the United States, Mexico and Canada promoted by the North American Free Trade Agreement (“NAFTA”).
      Our rail network is further expanded through marketing agreements with Norfolk Southern Railway Company (“Norfolk Southern”), The BNSF Railway Company (“BNSF”) and the Iowa, Chicago & Eastern Railroad Corporation (“IC&E”). Marketing agreements with Norfolk Southern allow us to capitalize on our east/west route from Meridian, Mississippi to Dallas, Texas (“Meridian Speedway”) to gain incremental traffic volume between the southeast and the southwest regions of the United States. The marketing alliance with BNSF was developed to promote cooperation, revenue growth and extend market reach for both railroads in the United States and Canada. It is also designed to improve operating efficiencies for both KCSR and BNSF in key market areas, as well as provide customers with expanded service options. KCSR’s marketing agreement with IC&E provides access to Minneapolis, Minnesota and Chicago, Illinois and to the origination of corn and other grain traffic in Iowa, Minnesota and Illinois.
      Our rail network interconnects with all other Class I railroads and provides shippers with an effective alternative to other railroad routes, giving direct access to Mexico and the southeastern and southwestern United States through less congested interchange hubs.
      We also own 50% of the voting common stock of the Panama Canal Railway Company (“PCRC”), which holds the concession to operate a 47-mile coast-to-coast railroad located adjacent to the Panama Canal. The railroad handles containers in freight service across the isthmus. Panarail Tourism Company (“Panarail”), a wholly owned subsidiary of PCRC, operates commuter and tourist railway services over the lines of the Panama Canal Railway.
      Other subsidiaries and affiliates of KCS include the following:

•	Southern Capital Corporation, LLC (“Southern Capital”), a 50% owned unconsolidated affiliate that leases locomotive and rail equipment to KCSR;

•	Transfin Insurance, Ltd., a single-parent captive insurance company, providing property, general liability and certain other insurance coverage to KCS and its subsidiaries and affiliates;

•	Trans-Serve, Inc., (d/b/a Superior Tie and Timber — “ST&T”), an owner/operator of a railroad wood tie treating facility; and

•	PABTEX GP, LLC (“Pabtex”) located in Port Arthur, Texas. Pabtex is an owner of a bulk materials handling facility with deep-water access to the Gulf of Mexico that stores and transfers petroleum coke and soda ash from trucks and rail cars to ships, primarily for export.
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
RAIL NETWORK

Owned Network
      KCSR owns and operates approximately 3,100 miles of main and branch lines and 1,250 miles of other tracks in a ten-state region that includes Missouri, Kansas, Arkansas, Oklahoma, Mississippi, Alabama, Tennessee, Louisiana, Texas and Illinois. KCSR has the shortest north/south rail route between Kansas City and several key ports along the Gulf of Mexico in Alabama, Louisiana, Mississippi and Texas. KCSR’s rail route includes the Meridian Speedway, linking Meridian, Mississippi and Dallas, Texas, and the east/west route linking Kansas City with East St. Louis, Illinois and Springfield, Illinois. In addition, KCSR has limited haulage rights between Springfield and Chicago that allow for originating or terminating shipments on the rail lines of the former Gateway Western Railway Company (“Gateway Western”). The former Gateway Western lines also provide access to East St. Louis and allow rail traffic to avoid the St. Louis, Missouri terminal. The geographic reach of KCSR provides service to a diverse customer base that includes electric generating utilities, which use coal, and a wide range of companies in the chemical and petroleum, agricultural and mineral, forest products and metals, and automotive industries. KCSR has also been very active in developing intermodal traffic.
      Eastern railroads and their customers can use our rail network to bypass the gateways at Chicago; St. Louis; Memphis, Tennessee and New Orleans, Louisiana by interchanging with KCSR at Springfield and

East St. Louis and at Meridian and Jackson, Mississippi. Other railroads can also interconnect with our rail network via other gateways at Kansas City, Missouri; Birmingham, Alabama; Shreveport and New Orleans, Louisiana; and Dallas, Beaumont and Laredo, Texas. KCSR revenues and net income are dependent on providing reliable service to customers at competitive rates, the general economic conditions in the geographic region served and the ability to effectively compete against other rail carriers and alternative modes of transportation, such as over-the-road truck transportation and barges. The ability of KCSR to maintain the roadway in order to provide safe and efficient transportation service is important to its ongoing viability as a rail carrier. Additionally, cost containment is important in maintaining a competitive market position, particularly with respect to employee costs, as approximately 83% of KCSR’s employees are covered under various collective bargaining agreements.

Tex-Mex
      On August 16, 2004, KCS entered into an agreement with TFM to purchase Mexrail shares representing 51% ownership of Mexrail for approximately $32.7 million. The Mexrail shares were placed in a voting trust pending regulatory approval by the Surface Transportation Board (“STB”) of KCS’s common control of Tex-Mex, KCSR and the Gateway Eastern Railway Company (“Gateway Eastern”). On November  29, 2004, the STB approved KCS’s application for authority to control Tex-Mex and the U.S. portion of the International Rail Bridge at Laredo. That authority became final on December 29, 2004. On January 1, 2005, the shares representing 51% of Mexrail were released from the voting trust to KCS, and KCS took control of Tex-Mex. Under this agreement, KCS has an exclusive option to purchase from TFM on or before October 31, 2005 the remaining 49% of the shares of Mexrail. If KCS does not exercise this option by October 31, 2005, KCS becomes obligated to purchase such remaining shares on October 31, 2005 at a purchase price of approximately $31.4 million.
      Tex-Mex connects to KCSR through trackage rights over the rail lines of the Union Pacific Railroad Company (“UP”) between Robstown, Texas and Beaumont. These trackage rights were granted pursuant to a 1996 STB decision and have an initial term of 99 years. On March 12, 2001, Tex-Mex purchased from UP a line of railroad right-of-way extending 84.5 miles between Rosenberg, Texas and Victoria, Texas, and granted Tex-Mex trackage rights to access the line from the existing trackage rights. The line is not in service, but extensive reconstruction is still being planned. Once reconstruction of the line is completed, Tex-Mex will be able to shorten its existing route between Corpus Christi and Houston, Texas by over 70 miles.

Significant Investments

Grupo TFM
      In December 1995, we entered into a joint venture agreement with Transportación Marítima Mexicana, S.A. de C.V., currently known as Grupo TMM, S.A. (“TMM”) to, among other things, provide for participation in the privatization of the Mexican national railway system and to promote the movement of rail traffic over Tex-Mex, TFM and KCSR. Pursuant to written notice given by TMM, and in accordance with its terms, the joint venture agreement was terminated on December 1, 2003.
      In 1997, we invested $298 million to obtain a 36.9% interest in Grupo TFM, the company formed by KCS and TMM under the joint venture agreement for the purpose of participating in the privatization of the Mexican national railway system. At the time that Grupo TFM purchased 80% of the shares of TFM, TMM, the largest shareholder of Grupo TFM, owned 38.5% of Grupo TFM and the Mexican government owned the remaining 24.6% of Grupo TFM. In 2002, KCS and TMM exercised their call option on the Mexican government’s Grupo TFM shares and, on July 29, 2002, TFM completed the purchase of the Mexican government’s 24.6% ownership of Grupo TFM. The $256.1 million purchase price was funded utilizing a combination of proceeds from an offering of debt securities by TFM, a credit from the Mexican government for the reversion of certain rail facilities and other resources. This transaction increased our ownership percentage of Grupo TFM from 36.9% to approximately 46.6%. Grupo TFM owns 80% of the stock of TFM (which represents all of the shares entitled to full voting rights), while the remaining 20% of TFM (with limited voting rights) is owned by the Mexican government.

      TFM holds the concession, which was awarded by the Mexican government in 1996, to operate Mexico’s Northeast Rail Lines (the “Concession”; the Northeast Rail Lines are now known as “TFM”) for 50 years ending in June 2047. Subject to certain conditions, TFM has an option to extend the Concession for an additional 50 years. The Concession is subject to certain mandatory trackage rights and is exclusive until 2027. The Mexican government, however, may revoke TFM’s exclusivity after 2017 if it determines that there is insufficient competition, and may terminate the Concession as a result of certain conditions or events, including (1) TFM’s failure to meet its operating and financial obligations with regard to the Concession under applicable Mexican law, (2) a statutory appropriation by the Mexican government for reasons of public interest and (3) liquidation or bankruptcy of TFM. TFM’s assets and its rights under the Concession may, under certain circumstances such as natural disaster, war or other similar situations, also be seized temporarily by the Mexican government.
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
      TFM is both a strategic and financial investment for KCS. Strategically, our investment in TFM promotes the NAFTA growth strategy, whereby we and our strategic partners can provide transportation services between the heart of Mexico’s industrial base, the United States and Canada. TFM’s strategy is to provide reliable customer service, capitalize on foreign trade growth and convert truck tonnage to rail. In doing so, TFM expects to establish its railroad as the primary inland freight transporter linking Mexico to U.S. and Canadian markets along the NAFTA corridor. TFM’s operating strategy has been to increase productivity and maximize operating efficiencies. With Mexico’s economic progress, growth of NAFTA trade between Mexico, the United States and Canada, and customer focused rail service, KCS management believes that the growth potential of TFM could be significant.
      As further described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments — KCS and TMM Enter Into Amended Acquisition Agreement”, on April 20, 2003, KCS and TMM entered into an agreement, referred to as the “Original Acquisition Agreement,” for the acquisition by KCS of control of TFM (the “Acquisition”). The Original Acquisition Agreement was not consummated due to disputes arising between the parties which led to litigation and arbitration. On December 15, 2004, KCS and TMM entered into an Amended and Restated Acquisition Agreement (“Acquisition Agreement”) amending and restating the Original Acquisition Agreement.
      Pending closing under the Acquisition Agreement, KCS and TMM and certain affiliates operate under the May 1997 shareholders agreement. The shareholders agreement, which governs our investment in Grupo TFM: (1) restricts each of the parties to the shareholders agreement from directly or indirectly transferring any interest in Grupo TFM or TFM to a competitor of Grupo TFM, TFM or other parties without the prior written consent of each of the parties, and (2) provides that KCS and TMM may not transfer control of any subsidiary holding all or any portion of shares of Grupo TFM to a third party, other than an affiliate of the transferring party or another party to the shareholders agreement, without the consent of the other parties to the shareholders agreement. The Grupo TFM bylaws prohibit any transfer of shares of Grupo TFM to any person other than an affiliate of the existing shareholders without the prior consent of Grupo TFM’s board of directors. In addition, the Grupo TFM bylaws grant the shareholders of Grupo TFM a right of first refusal to acquire shares to be transferred by any other shareholder in proportion to the number of shares held by each non-transferring shareholder; although holders of preferred shares or shares with special or limited rights are only entitled to acquire those shares and not ordinary shares. The shareholders agreement requires that the boards of directors of Grupo TFM and TFM be constituted to reflect the parties’ relative ownership of the ordinary voting common stock of Grupo TFM.
      Under the terms of the January 31, 1997 share purchase agreement through which Grupo TFM agreed to purchase the shares of TFM, as amended by the parties on June 9, 1997 (the “TFM Share Purchase Agreement”), the Mexican government has the right to compel the purchase of its 20% interest in TFM (referred to as the “Put”) by Grupo TFM following its compliance with the terms and conditions of the TFM Share Purchase Agreement. Upon exercise of the Put in accordance with the terms of the TFM Share Purchase Agreement, Grupo TFM would be obligated to purchase the TFM capital stock at the initial share price paid by Grupo TFM adjusted for interest and inflation. Prior to October 30, 2003, Grupo TFM filed suit in the Federal District Court of Mexico City seeking, among other things, a declaratory judgment interpreting whether Grupo TFM was obligated to honor its obligation under the TFM Share Purchase Agreement, as the Mexican government had not made any effort to sell the TFM shares subject to the Put prior to October 31, 2003. In its suit, Grupo TFM named TMM and KCS as additional interested parties. The Mexican Court has admitted Grupo TFM’s complaint and issued an injunction that blocked the Mexican government from exercising the Put. The Mexican government provided Grupo TFM with notice of its intention to sell its interest in TFM on October 30, 2003. Grupo TFM has responded to the Mexican government’s notice reaffirming its right and interest in purchasing the Mexican government’s remaining interest in TFM, but also advising the Mexican government that it would not take any action until its lawsuit seeking a declaratory judgment was resolved. In the event that Grupo TFM does not purchase the Mexican government’s 20% interest in TFM, TMM and KCS, or either of TMM or KCS alone, would, following notification by the Mexican government in accordance with the terms of the TFM Share Purchase Agreement, be obligated to purchase the Mexican government’s remaining interest in TFM. As this matter is currently the subject of litigation in Mexico to which the Mexican government, Grupo TFM, TMM and KCS are parties, KCS management does not believe it is likely that the Mexican government will seek to exercise the Put until the litigation is resolved. On completion of the Acquisition, KCS will assume TMM’s rights and obligations to make any payment upon the exercise by the Mexican government of its right to compel the purchase of its 20% interest in TFM in accordance with the applicable agreements and will indemnify TMM and its affiliates, and their respective officers, directors, employees and shareholders, against obligations or liabilities relating thereto.

Panama Canal Railway Company
      In January 1998, the Republic of Panama awarded PCRC, a joint venture company formed by KCS and Mi-Jack Products, Inc. (“Mi-Jack”), the concession to reconstruct and operate the Panama Canal Railway, a 47-mile railroad located adjacent to the Panama Canal that provides international shippers with a railway transportation option to complement the Panama Canal. The Panama Canal Railway, which traces its origins back to the late 1800s, is a north-south railroad traversing the Panama isthmus between the Pacific and Atlantic Oceans. The railroad has been reconstructed and resumed freight operations in December 2001. While only 47 miles long, management believes the Panama Canal Railway provides a unique opportunity to participate in transoceanic shipments as a complement to the existing Panama Canal traffic. Management believes the potential for this railroad is in the service of shipping customers who need to reposition containers between the ports of Balboa and Colon without passing through the Canal. In addition, there is demand for passenger traffic for both commuter and pleasure/tourist travel. Panarail operates and promotes commuter and tourist passenger service over the Panama Canal Railway. Passenger service started during July 2001.
      As of December 31, 2004, we have invested approximately $23.9 million toward the reconstruction and operations of the Panama Canal Railway. This investment is comprised of $12.9 million of equity and $11.0 million of subordinated loans. These loans carry a 10% interest rate and are payable on demand, subject to certain restrictions.
      In November 1999, PCRC completed the financing for the reconstruction project with the International Finance Corporation (“IFC”), a member of the World Bank Group. The financing is comprised of a

$5 million investment by the IFC and senior loans through the IFC in an aggregate amount of up to $39.4 million. Additionally, PCRC has $5.8 million of equipment loans and other capital leases totaling $2.0 million. The IFC’s investment of $5 million in PCRC is comprised of non-voting preferred shares which pay a 10% cumulative dividend. As of December 31, 2004, PCRC has recorded a $2.5 million liability for these cumulative preferred dividends. The preferred shares may be redeemed at the IFC’s option any year after 2008 at the lower of (1) a net cumulative internal rate of return of 30% or (2) eight times earnings before interest, income taxes, depreciation and amortization for the two years preceding the redemption that is proportionate to the IFC’s percentage ownership in PCRC. On March 28, 2005, PCRC and the IFC finalized an agreement whereby PCRC would redeem the shares subscribed and owned by IFC pursuant to the IFC Subscription. Under the agreement, PCRC will pay to the IFC $10.5 million. These shares have a recorded value of $5.0 million and approximately $2.6 million in accrued unpaid dividends. When the transaction is completed, PCRC will record an additional cost of approximately $2.9 million to reflect the premium paid to IFC and, as a result, KCS expects to record its share of this cost of approximately $1.5 million in recording its equity in earnings of PCRC in the first quarter of 2005.
      Under the terms of the loan agreement with IFC, we are a guarantor for up to $5.6 million of the associated debt. Also if PCRC terminates the concession contract without the IFC’s consent, KCS is a guarantor for up to 50% of the outstanding senior loans. KCS is also a guarantor for up to $3.0 million of the equipment loans and approximately $100,000 relating to other capital leases. The cost of the reconstruction totaled approximately $80 million. We expect to loan an additional $0.1 million to PCRC during 2005 under the same terms as the existing $19.5 million subordinated loans.

Southern Capital
      In 1996, KCSR and GATX Capital Corporation (“GATX”) formed a 50-50 joint venture — Southern Capital — to perform certain leasing and financing activities. Southern Capital’s operations consist primarily of the acquisition of locomotives, and other rail equipment and the leasing thereof to KCSR. Concurrent with the formation of this joint venture, KCSR entered into operating leases with Southern Capital for substantially all the locomotives and rolling stock that KCSR contributed or sold to Southern Capital at the time of formation of the joint venture. GATX contributed cash in the joint venture transaction formation.
      The purpose for the formation of Southern Capital was to partner a Class I railroad in KCSR with an industry leader in rail equipment financing in GATX. Southern Capital provides KCSR with access to equipment financing alternatives.

Expanded Network
      Through our strategic alliance with CN/ IC and marketing agreements with Norfolk Southern, BNSF and the IC&E, KCS has expanded the domestic geographic reach beyond that covered by its owned network.

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
      In addition to providing access to key north-south international and domestic U.S. traffic corridors, the alliance with CN/ IC is intended to increase business in all commodity groups and positioned KCS as a key provider of rail service for NAFTA trade. KCSR and CN formed a management group made up of senior management representatives from both railroads to guide the realization of the alliance goals and develop plans for the construction of new facilities to support business development, including investments in automotive, intermodal and transload facilities at Memphis, Dallas, Kansas City and Chicago.

      Under a separate agreement, KCSR was granted certain trackage and haulage rights and CN and IC were granted certain haulage rights. Under the terms of this agreement, and through action taken by the STB, in 2000 KCSR gained access to six additional chemical customers in the Geismar, Louisiana industrial area through haulage rights.

Marketing Agreements with Norfolk Southern.
      In December 1997, KCSR entered into a marketing agreement with Norfolk Southern and Tex-Mex that allows KCSR to increase its traffic volume along the east-west corridor between Meridian and Dallas by using interchange points with Norfolk Southern. This agreement provides Norfolk Southern run-through service with access to Dallas and the Mexican border at Laredo while avoiding the rail gateways of Memphis and New Orleans. This agreement was renewed in December 2003 for a term of three years and will be automatically renewed for additional three-year terms unless written notice of termination is given at least 90 days prior to the expiration of the then-current term.
      In May 2000, KCSR entered into an additional marketing agreement with Norfolk Southern under which KCSR provides haulage services for intermodal traffic between Meridian and Dallas in exchange for fees from Norfolk Southern. Under this agreement Norfolk Southern may quote rates and enter into transportation service contracts with shippers and receivers covering this haulage traffic. Under the current arrangement, which expires on December 31, 2006, trains run between KCSR’s connection with Norfolk Southern at Meridian and the BNSF connection at Dallas. The structure of the agreement provides for lower gross revenue to KCSR, but improved operating income since, as a haulage arrangement, locomotives, locomotive fuel and car hire expenses are the responsibility of Norfolk Southern, not KCSR.

Marketing Alliance with BNSF
      In April 2002, KCSR and BNSF formed a comprehensive joint marketing alliance aimed at promoting cooperation, revenue growth and extending market reach for both railroads in the United States and Canada. The marketing alliance was also designed to improve operating efficiencies for both carriers in key market areas, as well as provide customers with expanded service options. KCSR and BNSF have agreed to coordinate marketing and operational initiatives in a number of target markets. The marketing alliance allows the two railroads to be more responsive to shippers’ requests for rates and service across the two rail networks. Coal and unit train operations are excluded from the marketing alliance, as well as any points where KCSR and BNSF are the only direct rail competitors. Movements to and from Mexico by either party are also excluded. Management believes this marketing alliance provides shippers with enhanced options and competitive alternatives as well as opportunities to grow KCSR’s revenue base, particularly in the chemical, grain and forest product markets through expanded access to important markets.

Marketing Agreement with IC&E.
      KCSR is a party to a marketing agreement with IC&E. This marketing agreement provides KCSR with access to Minneapolis and Chicago and to the origination of corn and other grain traffic in Iowa, Minnesota and Illinois. Through this marketing agreement, KCSR receives and originates shipments of grain products for delivery to poultry industry feed mills on its network. Grain is currently KCSR’s largest export into Mexico. This agreement can be terminated with 90 days notice.

Haulage Rights.
      As a result of the 1988 acquisition of the Missouri-Kansas-Texas Railroad by UP, KCSR was granted (1) haulage rights between Kansas City and each of Council Bluffs, Iowa, Omaha and Lincoln, Nebraska and Atchison and Topeka, Kansas, and (2) a joint rate agreement for our grain traffic between Beaumont and each of Houston and Galveston, Texas. KCSR has the right to convert these haulage rights to trackage rights. KCSR’s haulage rights require UP to move KCSR traffic in UP trains; trackage rights would allow KCSR to operate its trains over UP tracks. These rights have a term of 199 years. In addition, KCSR has limited haulage rights between Springfield and Chicago for shipments that originate or terminate on the former Gateway Western’s rail lines.
Markets Served

Percentage of KCSR
Commodity Group	Revenues in 2004

Chemical and petroleum	21.2%
Forest products and metals	26.7%
Agricultural and mineral	19.7%
Intermodal and automotive	10.5%
Coal	14.5%
Other	7.4%

Chemical and Petroleum
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

Forest Products and Metals
      KCSR’s rail lines run through the heart of the southeastern U.S. timber-producing region. We believe that forest products made from trees in this region are generally less expensive than those from other regions due to lower production costs. As a result, southern yellow pine products from the southeast are increasingly being used at the expense of western producers who have experienced capacity reductions because of public policy considerations. KCSR serves paper mills directly and indirectly through short-line connections. Primary traffic includes pulp and paper, lumber, panel products (plywood and oriented strand board), engineered wood products, pulpwood, woodchips, raw fiber used in the production of paper, pulp and paperboard, as well as metal, scrap and slab steel, waste and military equipment. Slab steel products are used primarily in the manufacture of drill pipe for the oil industry, and military equipment is shipped to and from several military bases on KCSR’s rail lines.

Agricultural and Mineral
      Agricultural products consist of domestic and export grain, food and related products. Shipper demand for agricultural products is affected by competition among sources of grain and grain products, as well as price fluctuations in international markets for key commodities. In the domestic grain business, KCSR’s rail lines receive and originate shipments of grain and grain products for delivery to feed mills serving the poultry industry. Through the marketing agreement with IC&E, KCSR’s rail lines have access to sources of corn and other grain in Iowa and other midwestern states. KCSR currently serves feed mills along its rail lines throughout Arkansas, Oklahoma, Texas, Louisiana, Mississippi and Alabama. Export grain shipments include primarily wheat, soybeans and corn transported to Mexico via Laredo and to the Gulf of Mexico for overseas destinations. Over the long term, export grain shipments are expected to increase as a result of Mexico’s reliance on grain imports. Food and related products consist mainly of soybean meal, grain meal, oils and canned goods, sugar and beer. Mineral shipments consist of a variety of products including ores, clay, stone and cement.

Intermodal and Automotive
      The intermodal freight business consists primarily of hauling freight containers or truck trailers by a combination of water, rail and motor carriers, with rail carriers serving as the link between the other modes of transportation. Through KCSR’s dedicated intermodal train service between Meridian and Dallas, we compete directly with truck carriers along the Interstate 20 corridor.
      The intermodal business is highly price sensitive and service driven as the trucking industry maintains certain competitive advantages over the rail industry. Trucks are not obligated to provide or maintain rights of way and do not have to pay real estate taxes on their routes. In prior years, the trucking industry diverted a substantial amount of freight from railroads as truck operators’ efficiency over long distances increased. In response to these competitive pressures, the railroad industry forged alliances with truck companies in order to move more traffic by rail and provide faster, safer and more efficient service to their customers. KCSR has entered into agreements with several trucking companies for train service concentrated between Dallas and Meridian.
      The strategic alliance with CN/ IC and marketing agreements with Norfolk Southern provide KCSR the opportunity to further capitalize on the growth potential of intermodal freight revenues, particularly for traffic moving between points in the upper midwest and Canada to Kansas City, Dallas and Mexico.
      Furthermore, KCSR is developing the former Richards-Gebaur Airbase in Kansas City as a U.S. customs pre-clearance processing facility, the Kansas City International Freight Gateway (“IFG”), which is expected to handle and process large volumes of domestic and international intermodal freight. Through an agreement with Mazda, KCSR has developed an automotive loading and distribution facility at IFG. This loading and distribution facility became operational in April 2000 for the movement of Mazda vehicles. Other automotive traffic consists primarily of vehicle parts moving into Mexico from the northern sections of the United States and finished vehicles moving from Mexico into the United States. Our rail network essentially serves as the connecting bridge carrier for these movements of automotive parts and finished vehicles.

Coal
      Coal historically has been one of the most stable sources of revenues and is the largest single commodity handled by KCSR. Substantially all coal customers are under long term contracts, which typically have an average contract term of approximately five years. KCSR, directly or indirectly, delivers coal to ten electric generating plants, in, Arkansas, Texas, Missouri, and Louisiana. Principally all the coal KCSR transports originates in the Powder River Basin in Wyoming and is transferred to KCSR’s rail lines at Kansas City.

Other
      Other rail-related revenues include a variety of miscellaneous services provided to customers and interconnecting carriers. Major items in this category include railcar switching services, demurrage (railcar retention penalties) and drayage (local truck transportation services).
Railroad Industry

Overview
      U.S. railroad companies are categorized by the STB into three types: Class I, Class II (Regional) and Class III (Local). Currently, there are seven Class I railroads in the United States, which can be further divided geographically by eastern or western classification. The eastern railroads are CSX Corporation (“CSX”), Grand Trunk Corporation (which is owned by CN and includes IC and Wisconsin Central Transportation Corporation — “Wisconsin Central”) and Norfolk Southern. The western railroads include BNSF, KCSR, Soo Line Railroad Company (owned by Canadian Pacific Railway Company (“CP”)) and UP.

The STB and Regulation
      The STB, an independent body administratively housed within the Department of Transportation, is responsible for the economic regulation of railroads within the United States. The STB’s mission is to ensure that competitive, efficient and safe transportation services are provided to meet the needs of shippers, receivers and consumers. The STB was created by an Act of Congress known as the ICC Termination Act of 1995 (“ICCTA”). Passage of the ICCTA represented a further step in the process of streamlining and reforming the Federal economic regulatory oversight of the railroad, trucking and bus industries that was initiated in the late 1970’s and early 1980’s. The STB is authorized to have three members, each with a five-year term of office. The STB Chairman is designated by the President of the United States from among the STB’s members. The STB adjudicates disputes and regulates interstate surface transportation. Railway transportation matters under the STB’s jurisdiction in general include railroad rate and service issues, rail restructuring transactions (mergers, line sales, line construction and line abandonment) and certain railroad labor matters.

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
Competition
      Our rail operations compete against other railroads, many of which are much larger and have significantly greater financial and other resources. Since 1994, there has been significant consolidation among major North American rail carriers. As a result of this consolidation, the railroad industry is now dominated by a few “mega-carriers.” We regard the larger western railroads (BNSF and UP), in particular, as significant competitors to our operations and prospects because of their substantial resources. The ongoing impact of these mergers is uncertain. We believe that because of our investments and strategic alliances, we are positioned to attract additional rail traffic through our rail network.
      We are subject to competition from motor carriers, barge lines, and other maritime shipping, which compete across certain routes in operating areas. Truck carriers have eroded the railroad industry’s share of total transportation revenues. Changing regulations, subsidized highway improvement programs and favorable labor regulations have improved the competitive position of trucks in the United States as an alternative mode of surface transportation for many commodities. In the United States, the trucking industry generally is more cost and transit-time competitive than railroads for short-haul distances. In addition, Mississippi and Missouri River barge traffic, among others, compete with KCSR and our rail connections in the transportation of bulk commodities such as grains, steel and petroleum products. Intermodal traffic and certain other traffic face highly price sensitive competition, particularly from motor carriers. However, rail carriers, including KCSR, have placed an emphasis on competing in the intermodal marketplace and working together with motor carriers and each other to provide end-to-end transportation of products.
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

Employees and Labor Relations
      As of December 31, 2004, KCS and its subsidiaries had approximately 2,680 employees.
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
      Approximately 83% of KCSR employees are covered under various collective bargaining agreements with different labor organizations. A negotiating process for new collective bargaining agreements representing all of KCSR’s union employees has been in process since November 1, 1999. Wages, health and welfare benefits, work rules and other issues have been negotiated on an industry-wide scale. Previously, these negotiations, which can take place over significant periods of time, have not resulted in any extended work interruptions. The existing agreements will remain in effect until new agreements are reached or the RLA’s procedures are exhausted. Until new agreements are reached, the current agreements provide for periodic wage adjustments.

Railroad Retirement Act and Railroad Retirement Improvement Act
      Railroad industry personnel are covered by the Railroad Retirement Act (“RRA”) instead of the Social Security Act. Employer contributions under the RRA are currently substantially higher than those under the Social Security Act and may rise further because of the increasing proportion of retired employees receiving benefits relative to the number of working employees. For 2004, the RRA required up to a 20.75% contribution by railroad employers on eligible wages while the Social Security and Medicare Acts only require a 7.65% employer contribution on similar wage bases. Of the 20.75% the first component, Tier 1 is based on factors corresponding to the Social Security rates while Tier 2 (currently 13.1%) is based on a formula. Under the Railroad Retirement and Survivors’ Improvement Act of 2001 (“RRIA”), the formula method can produce a Tier 2 rate between 8.2% and 22.1%.
      On December 21, 2001, the RRIA was signed into law. This legislation liberalizes early retirement benefits for employees with 30 years of service by reducing the full benefit age from 62 to 60, eliminates a cap on monthly retirement and disability benefits, lowers the minimum service requirement from 10 years to 5 years of service, and provides for increased benefits for surviving spouses. It also provides for the investment of railroad retirement funds in non-governmental assets, adjustments in the payroll tax rates paid by employees and employers, and the repeal of a supplemental annuity work-hour tax. The RRIA reduced the employer contribution for payroll taxes by 1.1%, 1.4%, and 0.5% in 2004, 2003 and 2002, respectively.
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
Insurance
      We maintain multiple insurance programs for our various subsidiaries including rail liability and property, general liability, directors and officers’ coverage, workers compensation coverage and various specialized coverage for specific entities as needed. Coverage for KCSR is by far the most significant part of our program. It includes liability coverage up to $250 million, subject to a $5 million deductible and certain aggregate limitations, and property coverage up to $200 million, subject to a $5 million deductible ($10 million deductible in the event of flood or earthquake) and certain aggregate limitations. KCS management believes that our insurance program is in line with industry norms given our size and provides adequate coverage for potential losses.

Available Information
      Our Internet address is www.kcsi.com. Through this website, we make available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after electronic filing or furnishing of these reports with the Securities and Exchange Commission. In addition, our corporate governance guidelines, ethics and legal compliance policy, and the charters of the Audit Committee, the Nominating and Corporate Governance Committee and the Compensation and Organization Committee of our Board of Directors are available on our Internet website. These guidelines and charters are available in print to any stockholder who requests them. Written requests may be made to the Corporate Secretary of KCS, P.O. Box 219335, Kansas City, Missouri 64121-9335 (or if by UPS or other form of express delivery to 427 West 12th Street, Kansas City, Missouri 64105).

Item 2.	Properties
      KCSR — Certain KCSR property statistics follow:

	2004	2003	2002

Route miles — main and branch line	3,108	3,108	3,109
Total track miles	4,353	4,351	4,359
Miles of welded rail in service	2,322	2,309	2,261
Main line welded rail (%)	61%	61%	61%
Cross ties replaced	292,843	280,226	232,993

Average Age (in years):	2004	2003	2002

Wood ties in service	16.4	16.7	16.0
Rail in main and branch line	31.9	31.0	29.9
Road locomotives	26.0	25.5	24.6
All locomotives	26.9	26.5	25.6
      KCSR’s fleet of locomotives and rolling stock consisted of the following at December 31:

	2004		2003		2002

	Leased	Owned	Leased	Owned	Leased	Owned

Locomotives:
Road Units	243	213	302	121	302	122
Switch Units	36	18	52	4	52	4
Other	—	8	—	8	—	8

Total	279	239	354	133	354	134

Rolling Stock:
Box Cars	5,204	1,307	5,252	1,354	5,358	1,366
Gondolas	720	83	761	61	760	74
Hopper Cars	3,084	802	2,746	805	2,614	966
Flat Cars (Intermodal and Other)	1,288	533	1,366	552	1,599	541
Tank Cars	28	30	41	40	42	40
Auto Racks	198	—	200	—	201	—

Total	10,522	2,755	10,366	2,812	10,574	2,987

      As of December 31, 2004, KCSR’s fleet consisted of 518 diesel locomotives, of which 239 were owned, 258 leased from Southern Capital and 21 leased from non-affiliates. KCSR’s fleet of rolling stock consisted of 13,277 freight cars, of which 2,755 were owned, 3,376 leased from Southern Capital and 7,146 leased from non-affiliates. The locomotives and freight cars leased from Southern Capital secure pass through certificates issued by Southern Capital during 2002.
      The owned equipment is subject to liens created under senior secured credit facilities, as well as liens created under certain capital leases and equipment trust certificates. KCSR indebtedness with respect to equipment trust certificates and capital leases totaled approximately $12.3 million at December 31, 2004.
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
      In June 2001, we entered into a 17-year lease agreement for a new corporate headquarters building in downtown Kansas City, Missouri. In April 2002, we moved our corporate offices into this building. Our corporate offices had previously been located in another building in downtown Kansas City, which was leased from a subsidiary until the building was sold in June 2001.
      KCSR owns five intermodal facilities and has contracted with third parties to operate these facilities. These facilities are located in Dallas, Texas; Kansas City, Missouri; Shreveport and New Orleans, Louisiana; and Jackson, Mississippi. During 2003, we expanded the capacity of our Dallas and Shreveport facilities through capital improvements. Leased facilities include an automobile storage and loading facility at the IFG in Kansas City, Missouri. Intermodal and automotive operations at the facility may be further expanded in the future as business opportunities arise. The various intermodal facilities include strip tracks, cranes and other equipment used in facilitating the transfer and movement of trailers and containers.
      KCSR also has ten bulk transload facilities, including facilities in Kansas City, Missouri; Spiro, Oklahoma; Sauget, Illinois; Lake Charles and Baton Rouge, Louisiana; Jackson; and Vicksburg, Mississippi; and Pittsburg, Kansas, Dallas and Port Arthur, Texas. Due to growth in transload traffic, KCSR expanded its Jackson facility in 2003. In 2003, KCSR opened the transload facility in Pittsburg and returned to service a 70-acre bulk commodity handling facility in Port Arthur. Transload operations consist of rail/truck shipments whereby the products shipped are unloaded from the trailer, container or rail car and reloaded onto the other mode of transportation. Transload is similar to intermodal, except that intermodal shipments transfer the entire container or trailer and transload shipments transfer only the product being shipped.
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

Grupo TFM
      TFM operates approximately 2,650 miles of main and branch lines and certain additional sidings, spur tracks and main line under trackage rights. Under its Concession from the Mexican government, TFM has the right to operate the rail lines, but does not own the land, roadway or associated structures. Approximately 76% of the main line operated by TFM consists of continuously welded rail. As of December 31, 2004, TFM owned 467 locomotives, owned or leased from affiliates 4,278 freight cars and leased from non-affiliates 150 locomotives and 8,719 freight cars. Grupo TFM (through TFM) has office space at which various operational, administrative, managerial and other activities are performed. The primary facilities are located in Mexico City and Monterrey, Mexico. TFM leases 94,915 square feet of office space in Mexico City and holds, under the Concession, a 115,157 square foot facility in Monterrey.

Panama Canal Railway Company
      PCRC leases three locomotives and owns seven locomotives. PCRC also owns 22 double stack cars, 6 passenger cars and various other infrastructure improvements and equipment. Under the concession, PCRC constructed and operates intermodal terminal facilities at each end of its railroad and an approximate 15,000 square foot equipment maintenance facility. All of this property and equipment is subject to liens securing PCRC debt as further described in Item 1, “Business — Rail Network — Significant Investments — Panama Canal Railway Company.”

Other
      We own 1,025 acres of property located on the waterfront in the Port Arthur, Texas area, which includes 22,000 linear feet of deep-water frontage and three docks. Port Arthur is an uncongested port with direct access to the Gulf of Mexico. Approximately 75% of this property is available for development.
      Trans-Serve, Inc. owns and operates a railroad wood tie treating plant in Vivian, Louisiana. This facility includes buildings totaling approximately 12,000 square feet.
      Pabtex LP owns a 70-acre bulk commodity handling facility in Port Arthur, Texas.
      KCSR owns a microwave system formerly owned and operated by Mid-South Microwave, Inc. prior to its merger into KCSR effective December 31, 2002. This system extends essentially along the right-of-way of KCSR from Kansas City to Dallas, Beaumont and Port Arthur and New Orleans.
      Other subsidiaries of KCS own approximately 5,500 acres of land at various points adjacent to the KCSR right-of-way. Other properties owned include a 354,000 square foot warehouse at Shreveport and several former railway buildings now being rented to non-affiliated companies, primarily as warehouse space.
      In the opinion of management, the various facilities, office space and other properties owned and/or leased by KCS and its subsidiaries are adequate for current operating needs.
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
      The information set forth in response to Item 103 of Regulation S-K under Part II Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other — Litigation” and “— Other — Environmental Matters” of this Form 10-K is incorporated by reference in response to this Item 3. In addition, see the discussion in Part II Item 8, “Financial Statements and Supplementary Data — Note 9 — Commitments and Contingencies” of this Form 10-K.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders during the three-month period ended December 31, 2004.

Executive Officers of KCS and Subsidiaries
      All executive officers are elected annually and serve at the discretion of the Board of Directors. All of the executive officers have employment agreements with KCS and its subsidiaries.

Name	Age	Position(s)

Michael R. Haverty	60	Chairman of the Board, President and Chief Executive Officer
Arthur L. Shoener	58	Executive Vice President and Chief Operating Officer
Ronald G. Russ	50	Executive Vice President and Chief Financial Officer
Robert B. Terry	48	Senior Vice President and General Counsel
Jerry W. Heavin	53	Senior Vice President — International Engineering of KCSR
Owen Zidar	47	Vice President — Sales and Marketing of KCSR
Warren K. Erdman	46	Vice President — Corporate Affairs
Paul J. Weyandt	52	Vice President and Treasurer
James S. Brook	54	Vice President and Comptroller
Jay M. Nadlman	44	Associate General Counsel and Corporate Secretary
Gerald K. Davies	60	Former Executive Vice President and Chief Operating Officer (Retired)
      The information set forth in our Definitive Proxy Statement in the description of The Board of Directors — Directors Serving Until the Annual Meeting of Stockholders in 2006 with respect to Mr. Haverty is incorporated herein by reference.
      Arthur L. Shoener joined KCS in January 2005 as the Executive Vice President and Chief Operating Officer. Mr. Shoener also serves as the President and Chief Executive Officer of KCSR and Tex-Mex. Prior to joining KCS, Mr. Shoener served as the Executive Vice President of Operations for UP from 1991 through 1997. After leaving UP in 1997, Mr. Shoener established a transportation consulting firm with domestic and international clients.
      Ronald G. Russ has served as Executive Vice President and Chief Financial Officer since January 16, 2003. Mr. Russ served as Senior Vice President and Chief Financial Officer from July 1, 2002 to January 15, 2003. Mr. Russ served as Executive Vice President and Chief Financial Officer of Wisconsin Central from 1999 to 2002. He served as Treasurer of Wisconsin Central from 1987 to 1993. From 1993 to 1999 he was Executive Manager and Chief Financial Officer for Tranz Rail Holdings Limited, an affiliate of Wisconsin Central in Wellington, New Zealand. Over the course of his career, he also served in various capacities with Soo Line Railroad and The Chicago, Milwaukee, St. Paul and Pacific Railroad Company.
      Robert B. Terry has served as Senior Vice President and General Counsel since October 1, 2004. Mr. Terry served as President and Chief Executive Officer of Farmland Industries, Inc. (“Farmland”) from 2002 to 2004. He served as Executive Vice President, General Counsel and Corporate Secretary of Farmland from 2000 to 2002 and as Vice President and General Counsel from 1993 to 2000. From 1990 through 1993, Mr. Terry served in various capacities in the legal department, environmental health and safety and communications with Farmland.
      Jerry W. Heavin has served as Senior Vice President — International Engineering of KCSR since January 1, 2005. Previously, Mr. Heavin served as Senior Vice President of Operations of KCSR since July 9, 2002. Mr. Heavin joined KCSR on September 1, 2001 and served as Vice President of Engineering of KCSR until July 8, 2002. Prior to joining KCSR, Mr. Heavin served as an independent engineering consultant from 1997 through August 2001. Mr. Heavin began his railroad career in 1970 with UP, serving in various capacities, including general superintendent transportation and chief engineer of facilities.

      Owen Zidar joined KCS in January 2005 as the Vice President — Marketing. Prior to joining KCS, Mr. Zidar served as regional vice president of sales for Pacer Global Logistics, a third-party logistics firm. From 1980 to 2000, Mr. Zidar served in a variety of functions which coordinated marketing and transportation functions for BNSF.
      Warren K. Erdman has served as Vice President — Corporate Affairs of KCS since April 15, 1997 and as Vice President — Corporate Affairs of KCSR since May 1997. Prior to joining KCS, Mr. Erdman served as Chief of Staff to United States Senator Kit Bond of Missouri from 1987 to 1997.
      Paul J. Weyandt has served as Vice President and Treasurer of KCS and of KCSR since September 2001. Before joining KCS, Mr. Weyandt was a consultant to the Structured Finance Group of GE Capital Corporation from May 2001 to September 2001. Prior to consulting, Mr. Weyandt spent 23 years with BNSF, most recently as Assistant Vice President Finance and Assistant Treasurer.
      James S. Brook has served as Vice President and Comptroller of KCS and KCSR since August, 2004. Prior to joining KCS, Mr. Brook served as Vice President of International Regulation for Aquila, Inc. from 1999 to 2004. From 1993 to 1999, he served as Vice President, Controller and Chief Accounting Officer for Aquila.
      Jay M. Nadlman has served as Associate General Counsel and Corporate Secretary of KCS since April 1, 2001. Mr. Nadlman joined KCS in December 1991 as a General Attorney, and was promoted to Assistant General Counsel in 1997, serving in that capacity until April 1, 2001. Mr. Nadlman has served as Associate General Counsel and Secretary of KCSR since May 3, 2001 and as Assistant General Counsel and Assistant Secretary from August 1997 to May 3, 2001. Prior to joining KCS, Mr. Nadlman served as an attorney with the UP from 1985 to 1991.
      Gerald K. Davies served as Executive Vice President and Chief Operating Officer of KCS from July 18, 2000, and as the Executive Vice President and Chief Operating Officer of KCSR from January 1999, until his retirement on January  10, 2005. From 1993 through 1998, Mr. Davies served as the Executive Vice President of Marketing with Canadian National Railway. Mr. Davies held senior management positions with Burlington Northern Railway from 1976 to 1984 and 1991 to 1993, respectively, and with CSX Transportation from 1984 to 1991. Mr. Davies retired from KCS and KCSR effective January 10, 2005.
      There are no arrangements or understandings between the executive officers and any other person pursuant to which the executive officer was or is to be selected as an officer of KCS, except with respect to the executive officers who have entered into employment agreements. These employment agreements designate the position(s) to be held by the executive officer.
      None of the above officers are related to one another, or to any of the directors of KCS, by family.
Part II

Item 5.	Market for KCS’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      The information set forth in response to Item 201 of Regulation S-K on the cover (page i) under the heading “Company Stock,” and in Part II Item 8, “Financial Statements and Supplementary Data, at Note 11 — Quarterly Financial Data (Unaudited)” of this Form 10-K is incorporated by reference in partial response to this Item 5.
      We have not declared any cash dividends on our common stock during the last five fiscal years and we do not anticipate making any cash dividend payments to common stockholders in the foreseeable future. Pursuant to our amended and restated credit agreement, we are prohibited from the payment of cash dividends on our common stock.
      On May 5, 2003, KCS completed the sale of $200 million (400,000 shares) of 4.25% Redeemable Cumulative Convertible Perpetual Preferred Stock, Series C (“Convertible Preferred Stock”), with a liquidation preference of $500 per share in a private offering under Rule 144A to qualified institutional buyers. Net proceeds to KCS were $193 million after fees to the initial purchasers of $7 million and other expenses of the offering. Dividends on the Convertible Preferred Stock are cumulative and will be payable quarterly at an annual rate of 4.25% of the liquidation preference, when, and if declared by our Board of Directors. Accumulated unpaid dividends will accumulate dividends at the same 4.25% rate. Each share of the Convertible Preferred Stock will be convertible, under certain conditions, and subject to adjustment under certain conditions, into 33.4728 shares of our common stock. Conversion rights arise only upon the occurrence of the following: (i) the closing sale price of KCS’s common stock exceeds a specified level for a specified period; (ii) upon certain credit rating downgrades; (iii) upon the convertible preferred stock trading below a certain level for a specified period; (iv) upon notice of redemption; and (v) upon the occurrence of certain corporate transactions. On or after May 20, 2008, KCS will have the option to redeem any or all of the Convertible Preferred Stock, subject to certain conditions. Under certain circumstances, at the option of the holders of the Convertible Preferred Stock, KCS may be required to purchase shares of the Convertible Preferred Stock from the holders. A portion of the proceeds from the sale of the Convertible Preferred Stock has been used to reduce debt. The remainder of the net proceeds from the sale of the Convertible Preferred Stock are expected to be used to pay a portion of the purchase price for the proposed acquisition of a controlling interest of Grupo TFM (See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments — KCS and TMM Enter into Acquisition Agreement”) or to further reduce debt.
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
      As of February 28, 2005, there were 4,990 record holders of our common stock.

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

	2004		2003	2002		2001		2000

	(In millions, except per share and ratio amounts)
Revenues	$639.5		$581.3	$566.2		$583.2		$578.7
Equity in net earnings (losses) from unconsolidated affiliates — continuing operations	$(4.5)		$11.0	$43.4		$27.1		$22.1
Income from continuing operations before cumulative effect of accounting change(a)	$24.4		$3.3	$57.2		$31.1		$16.7
Earnings per common share — Income (loss) from continuing operations before cumulative effect of accounting change(a)
Basic	$0.25		$(0.04)	$0.94		$0.53		$0.29
Diluted	0.25		(0.04)	0.91		0.51		0.28
Total assets	$2,440.6		$2,152.9	$2,008.8		$2,010.9		$1,944.5
Long-term obligations	$665.7		$523.4	$582.6		$658.4		$674.6
Cash dividends per common share	$—		$—	$—		$—		$—
Ratio of earnings to fixed charges(b)	1.6	x	— (c)	1.3	x	1.1	x	1.0x

(a)	Income from continuing operations before cumulative effect of accounting change for the years ended December 31, 2003, 2002 and 2001 include certain unusual operating expenses and other income as further described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Results of Operations.” These costs and other income include charges for casualty claims, costs related to the implementation of the Management Control System (“MCS”), benefits received from the settlement of certain legal and insurance claims, severance costs and expenses associated with legal verdicts against KCS, and gains recorded on the sale of operating property, among others. Other non-operating income includes gains recorded on sale of non-operating properties and investments.

(b)	The ratio of earnings to fixed charges is computed by dividing earnings by fixed charges. For this purpose “earnings” represent the sum of (i) pretax income from continuing operations adjusted for income (loss) from unconsolidated affiliates, (ii) fixed charges, (iii) distributed income from unconsolidated affiliates and (iv) amortization of capitalized interest, less capitalized interest. “Fixed charges” represent the sum of (i) interest expensed, (ii) capitalized interest, (iii) amortization of deferred debt issuance costs and (iv) one-third of our annual rental expense, which management believes is representative of the interest component of rental expense.

(c)	For the year ended December 31, 2003, the ratio of earnings to fixed charges was less than 1:1. The ratio of earnings to fixed charges would have been 1:1 if a deficiency of $18.2 million was eliminated.
      The information set forth in response to Item 301 of Regulation S-K under Part II Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K is incorporated by reference in partial response to this Item 6.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion is intended to clarify and focus on Kansas City Southern’s (“We”, “Our”, “KCS” or “the Company”), results of operations, certain changes in its financial position, liquidity, capital structure and business developments for the periods covered by the consolidated financial statements included under Item 8 of this Form 10-K. This discussion should be read in conjunction with these consolidated financial statements, the related notes and the Reports of Independent Accountants thereon, and other information included in this report.
      See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Information” for cautionary statements concerning forward-looking comments.
CORPORATE OVERVIEW
      KCS, a Delaware corporation, is a holding company with principal operations in rail transportation and its principal subsidiaries and affiliates include the following:

•	The Kansas City Southern Railway Company (“KCSR”), a wholly-owned subsidiary;

•	Mexrail, Inc. (“Mexrail”), a 51% owned affiliate the shares of which were maintained in trust until January 1, 2005. Mexrail owns 100% of The Texas-Mexican Railway Company (“Tex-Mex”).

•	Grupo Transportación Ferroviaria Mexicana, S.A. de C.V. (“Grupo TFM”), a 46.6% owned unconsolidated affiliate, which owns an 80% economic interest in, and all of the shares of stock with full voting rights of , TFM, S.A. de C.V. (“TFM”). TFM owns 49% of Mexrail.

•	Southern Capital Corporation, LLC (“Southern Capital”), a 50% owned unconsolidated affiliate that leases locomotive and rail equipment to KCSR;

•	Panama Canal Railway Company (“PCRC”), an unconsolidated affiliate of which KCSR owns 50% of the common stock. PCRC owns all of the common stock of Panarail Tourism Company (“Panarail”).
      KCS was organized in 1962 as Kansas City Southern Industries, Inc. and in 2002 formally changed its name to Kansas City Southern. KCS, as the holding company, supplies its various subsidiaries with managerial, legal, tax, financial and accounting services, in addition to managing other minor “non-operating” investments.
EXECUTIVE SUMMARY
Overview
      KCS operates under one reportable business segment in the rail transportation industry and KCSR, our principal subsidiary, is the smallest of the Class I railroads. We generate revenues and cash flows by providing our customers with freight delivery services in both our regional area and throughout the United States, Mexico and Canada through connections with our affiliates and other Class I rail carriers. Our customers conduct business in a number of different industries, including electric-generating utilities, chemical and petroleum products, forest products and metals, agriculture and mineral products, automotive products and intermodal traffic. We use our cash flows to support our operations and to invest in our infrastructure. The rail industry is a capital-intensive industry and our capital expenditures are a significant use of cash each year. In 2004, KCSR capital expenditures were approximately $117 million. KCSR projects 2005 capital expenditures of $144 million, which includes funds for the purchase of locomotives to be acquired from the Electro-Motive Division of General Motors in the fourth quarter of 2005. A more detailed discussion of capital expenditures is found in the “Liquidity and Capital Resources” section below.
      Grupo TFM is an unconsolidated affiliate and we use the equity accounting method to recognize our proportionate share of Grupo TFM’s earnings. As further described below in “Recent Developments,” on April 20, 2003, KCS entered into an agreement with Grupo TMM, S.A. (“TMM”) and other parties (the “Original Acquisition Agreement”) to ultimately acquire control of TFM through the purchase of TMM’s shares of Grupo TFM (the “Acquisition”). The Original Acquisition Agreement was not consummated due to disputes arising between the parties which led to litigation and arbitration. On December 15, 2004, KCS and

TMM entered into an amended and restated acquisition agreement, referred to as the “Acquisition Agreement,” amending and restating the Original Acquisition Agreement. Under the Acquisition Agreement, KCS will acquire control of TFM and all of the shares of stock with full voting rights of TFM. We anticipate closing this transaction in late March or early April of 2005.
2004 Analysis
      For 2004, KCS continued to experience consolidated revenue growth with an increase of 10% over 2003. For the year, we experienced revenue growth in all commodity groups except coal. For the fourth quarter, all commodity groups experienced revenue growth over the fourth quarter of 2003. This revenue growth was the result of continued growth in traffic volume, especially for Mexican traffic. Management believes much of this growth in traffic volume is a direct result of improvements in the North American economy and continued high levels of operating performance and service evidenced by low terminal dwell times and high average train velocity. Additionally, revenue increases also reflect targeted rate increases and variable fuel surcharges.
      Operational improvements and increases in efficiency have yielded reductions in equipment costs as foreign cars spend less time on KCSR’s lines. Equipment costs have also been reduced through credits resulting from KCSR equipment spending more time on foreign lines as a result of congestion on foreign lines. Depreciation expense declined in 2004, primarily as a result of the implementation of new depreciation rates derived from a study conducted on track structure and rolling stock usage by a professional engineering firm specializing in railway engineering applications. These improvements in operating expense were more than offset by increases in compensation and benefits expense (driven by increases in wage and salary rates as well as increased crew starts related to increased traffic), and fuel costs (related to fuel price increases and increased consumption).
      Equity in net earnings from Grupo TFM for 2004 declined $14.7 million resulting in equity in net losses from Grupo TFM of $2.4 million. This decline resulted from reduced operating income of $1.2 million primarily related to increased fuel costs and a $56.2 million increase in the provision for income taxes. See Note 3 to the financial statements in Item 8 to this Form 10-K. The significant increase in the tax provision is due primarily to a reduction in the Mexican corporate tax rate and corresponding reductions in the value of certain tax assets previously recorded by Grupo TFM. These reductions in the corporate tax rates are expected to reduce future tax expense and thereby result in increases to future earnings.
2005 Outlook
      For 2005, we expect to build on the momentum and gains achieved in 2004 by taking advantage of continued improvements in the North American economy and our domestic operations. On December 15, 2004, KCS and TMM announced the signing of the Acquisition Agreement, which, upon closing, will result in KCS’s control of TFM. We expect to close the transaction on April 1, 2005. Combining KCSR, TFM and Tex-Mex under the common control of KCS is expected to make us a stronger, more competitive railway network. Upon closing of the transaction, the financial results of TFM will be consolidated into KCS. As a result, factors that affect the Mexican economy and business climate, such as foreign exchange rates, tax laws and inflation will directly impact the consolidated results of KCS. Due to their variability, we are unable to predict the impact of such factors on KCS’s consolidated results.
      In 2005, revenues are expected to increase as an improving economy continues to drive higher demand. With certain exceptions, we expect increases in variable operating expenses to be proportionate to revenue activities. Gains in operating efficiencies are expected to continue to be realized as a result of continued utilization of the data available from our transportation operating system, Management Control System (“MCS”). Fuel prices are expected to fluctuate with market conditions and will continue to be a significant dynamic in our operating expenses. For 2005, we currently have 4% of our projected fuel usage hedged through fuel swaps. In 2005, we expect fuel surcharges to continue to provide the most effective hedge against fuel price volatility. In 2004, we began purchasing a significant amount of our fuel through a pipeline system, which has resulted in fuel cost savings as well as fuel source stability. Insurance costs are expected to increase commensurate with market conditions.

RISK FACTORS
      The Company Faces Competition from Other Railroads and Other Transportation Providers. The Company is subject to competition from other railroads, many of which are much larger and have significantly greater financial and other resources. In addition, the Company is subject to competition from truck carriers and from barge lines and other maritime shipping. Increased competition has resulted in downward pressure on freight rates. Competition with other railroads and other modes of transportation is generally based on the rates charged, the quality and reliability of the service provided and the quality of the carrier’s equipment for certain commodities. While the Company must build or acquire and maintain its infrastructure, truck carriers and maritime shippers and barges are able to use public rights-of-way. Continuing competitive pressures and declining margins, future improvements that increase the service quality of alternative modes of transportation in the locations in which the Company operates, or legislation that provides motor carriers with additional advantages, such as increased size of vehicles and less weight restrictions, could have a material adverse effect on the Company’s results of operations, financial condition and liquidity.
      The Company may be required to make additional investments in TFM. The Mexican government has put rights with respect to the shares of TFM it holds to compel the purchase of those shares by Grupo TFM. The Mexican government provided Grupo TFM with notice of its intention to sell its interest in TFM. Grupo TFM has responded to the Mexican government’s notice reaffirming its right and interest in purchasing the Mexican government’s remaining interest in TFM, but also advising the Mexican government that it would not take any action until its lawsuit seeking a declaratory judgment was resolved. Grupo TFM filed a lawsuit seeking a declaratory judgment concerning its interpretation of its obligation to purchase the Mexican government’s shares of TFM, and that lawsuit is ongoing. KCS and TMM have been made parties to the lawsuit. In the event that Grupo TFM does not purchase the Mexican government’s 20% interest in TFM and Grupo TFM’s lawsuit is resolved in favor of the Mexican government, then TMM and KCS, or either of TMM or KCS alone, would, following notification by the Mexican government in accordance with the terms of the applicable agreements, be obligated to purchase the Mexican government’s remaining interest in TFM. If the Acquisition is completed prior to the purchase of the Mexican government’s interest in TFM, KCS will be solely responsible for purchasing the Mexican government’s 20% interest in TFM. If KCS had been required to purchase this interest as of December 31, 2004, the total purchase price would have been approximately $468 million.
      We may be unable to complete the Acquisition. KCS and TMM have entered into the Acquisition Agreement dated December 15, 2004. This agreement is subject to completion of closing on April 1, 2005. If the Acquisition is not consummated, the value of our investment in Grupo TFM may become impaired.
      If the Mexican government’s preliminary findings and conclusions arising from its tax audit of TFM’s 1997 tax returns are sustained, it could have a material adverse effect on the financial condition, results of operations and business of TFM. As a result, the value of our investment in Grupo TFM could be materially adversely affected. On January 20, 2004, TFM was served with an official letter notifying TFM of the Mexican government’s preliminary findings and conclusions arising from its tax audit of TFM’s 1997 tax returns (the “Tax Audit Summary”). In the Tax Audit Summary, the Mexican government notified TFM of its preliminary conclusion that the documentation provided by TFM in support of the VAT refund credit shown on the 1997 tax return and TFM’s basis in the Concession title, locomotives and rail equipment, and capital leases purchased by TFM’s predecessor in interest prior to Grupo TFM’s purchase of 80% of the shares of TFM, do not comply with the formalities required by the applicable tax legislation. On March 16, 2005, TFM was notified by the Mexican Fiscal Administration Service (“Servicio de Administración Tributaria” or the “SAT”) that it had finished its audit of TFM’s 1997 tax returns. As of March 16, 2005. The SAT had not yet assessed any penalties or taxes against TFM as a result of the audit. In the notice, the SAT stated that TFM did not supply documentation complying with the requirements of the Mexican fiscal code and, therefore, it was not entitled in its 1997 tax returns to depreciate and deduct the concession title, the railway equipment and other assets that were assets of TFM at the time that it was privatized in 1997. If sustained, the SAT’s conclusions would prevent TFM from depreciating for Mexican tax purposes the Concession title, locomotives and rail equipment, and capital leases, which represent the majority of the value of the assets owned by TFM. If TFM is unable to depreciate the Concession title and the other assets reported on its 1997 tax return for Mexican tax purposes, this could have a material adverse effect on the financial condition, results of operations and business of TFM. As a result, the value of our investment in Grupo TFM could be materially adversely impacted.
      We may not receive the proceeds specified by the VAT Refund Claim. On January  19, 2004, TFM received a Special Certificate from the Mexican Federal Treasury in the amount of 2.1 billion pesos (the same amount as the value added tax (“VAT”) refund claimed by TFM in 1997). The Mexican government also attached the Special Certificate pending resolution of the audit, as a potential asset to be used to satisfy any tax obligations owed by TFM as a result of the audit. TFM has advised that it has, within the time allowed by the Tax Audit Summary, contested the conclusions of the Mexican tax authorities, and it has filed a constitutional appeal against the Tax Audit Summary, alleging the process followed by the Mexican government violated TFM’s constitutional rights. TFM also filed a complaint against the Mexican government, seeking to have the amount of the Special Certificate adjusted to reflect interest and inflation from 1997 to the date of issuance in accordance with Mexican law. In a decision dated November 24, 2004, the Mexican Federal Appellate Court issued a decision upholding TFM’s claim that it is entitled to inflation and interest on the VAT refund. The Federal Appellate Court remanded the case to the Mexican Fiscal Court with instructions to enter a new order consistent with this decision. On January 26, 2005, the Mexican Fiscal Court issued from the bench an oral order implementing the Appellate Court decisions. This order was delivered to TFM in written form on February 18, 2005. There can be no assurance that we will receive the proceeds specified by the VAT refund claim.
      Our business strategy, operations and growth rely significantly on joint ventures and other strategic alliances. Operation of our integrated rail network and our plans for growth and expansion rely significantly on joint ventures and other strategic alliances. Unless the Acquisition is consummated, we will continue to hold an indirect minority interest in TFM. As a minority shareholder, we are not in a position to control operations, strategies or financial decisions without the concurrence of TMM, the largest shareholder in Grupo TFM. In addition, our operations are dependent on interchange, trackage rights, haulage rights and marketing agreements with other railroads and third parties that enable us to exchange traffic and utilize trackage we do not own. Our ability to provide comprehensive rail service to our customers depends in large part upon our ability to maintain these agreements with other railroads and third parties. The termination of, or the failure to renew, these agreements could adversely affect our business, financial condition and results of operations. We are also dependent in part upon the financial health and efficient performance of other railroads. There can be no assurance that we will not be materially affected adversely by operational or financial difficulties of other railroads.
      Our Mexican and Panamanian investments subject us to political and economic risks. Our investment in Grupo TFM involves a number of risks. The Mexican government exercises significant influence over the Mexican economy and its actions could have a significant impact on TFM. Our Mexican investment may also be adversely affected by currency fluctuations, price instability, inflation, interest rates, regulations, taxation, cultural differences, social instability, labor disputes and other political, social and economic developments in or affecting Mexico. Moreover, TFM’s commercial success is heavily dependent on expected increases in U.S.-Mexico trade and will be strongly influenced by the effect of NAFTA on such trade. Downturns in either of the U.S. or Mexican economies or in trade between the United States and Mexico would likely adversely impact TFM’s business, financial condition and results of operations. Additionally, the Mexican government may revoke the exclusivity of TFM’s Concession after 20 years if it determines that there is insufficient competition and may terminate the Concession as a result of certain conditions or events. TFM’s assets and its rights under the Concession may also be seized temporarily by the Mexican government. Revocation or termination of the Concession would materially adversely affect TFM’s operations and its ability to make payments on its debt. Our investment in PCRC has risks associated with operating in Panama, including, among others, cultural differences, varying labor and operating practices, political risk and differences between the U.S. and Panamanian economies. There can be no assurances that the various risks associated with operating in Mexico can be effectively and economically mitigated by TFM or that the risks associated with operating in Panama can be effectively and economically mitigated by PCRC.
      Our leverage could adversely affect our ability to fulfill obligations under various debt instruments and operate our business. KCS is leveraged and will have significant debt service obligations. In addition, TFM is also leveraged and the acquisition of a controlling interest in TFM would increase our consolidated indebtedness and leverage. Our level of debt could make it more difficult to borrow money in the future, reduce the amount of money available to finance our operations and other business activities, expose KCS to the risk of increased interest rates, make KCS more vulnerable to general economic downturns and adverse industry conditions, reduce the flexibility in planning for, or responding to, changing business and economic conditions, and prevent us from raising the funds necessary to repurchase all of certain senior notes that could be tendered upon the occurrence of a change of control, which would constitute an event of default, or all of the Convertible Preferred Stock that could be put to KCS under certain circumstances. Our failure to comply with the financial and other restrictive covenants in our debt instruments, which, among other things, require KCS to maintain specified financial ratios and limit our ability to incur additional debt and sell assets, could result in an event of default that, if not cured or waived, could have a material adverse effect on our business or prospects. If we do not have enough cash to service our debt, meet other obligations and fund other liquidity needs, we may be required to take actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing all or part of our existing debt or seeking additional equity capital. We cannot assure that any of these remedies can be effected on commercially reasonable terms or at all. In addition, the terms of existing or future debt agreements may restrict us from adopting any of these alternatives.
      We may be adversely affected by changes in general economic, weather or other conditions. KCS’s operations may be adversely affected by changes in the economic conditions of the industries and geographic areas that produce and consume the freight that KCS transports. The relative strength or weakness of the U.S. economy as well as various international and regional economies also affects the businesses served. TFM and PCRC are more directly affected by their respective local economies. Historically, a stronger economy has resulted in improved results for rail transportation operations. Conversely, when the economy has slowed, results have been less favorable. Our revenues may be affected by prevailing economic conditions and, if an economic slowdown or recession occurs in our key markets, the volume of rail shipments is likely to be reduced. Additionally, our operations may be affected by adverse weather conditions, which may, for example, substantially reduce the volume of business handled for agricultural products customers. Additionally, many of the goods and commodities we transport experience cyclical demand. Our results of operations can be expected to reflect this cyclical demand because of the significant fixed costs inherent in railroad operations. Our operations may also be affected by natural disasters or terrorist acts. Significant reductions in our volume of rail shipments due to economic, weather or other conditions could have a material adverse effect on our business, financial condition, results of operations and cash flows.
      We are Subject to Governmental Regulation. We are subject to governmental regulation by federal, state and local regulatory agencies with respect to our railroad operations, as well as a variety of health, safety, labor, environmental, and other matters. Government regulation of the railroad industry is a significant determinant of the competitiveness and profitability of railroads. Our failure to comply with applicable laws and regulations could have a material adverse effect on our operations, including limitations on our operating activities until compliance with applicable requirements is completed. These government agencies may change the legislative or regulatory framework within which we operate without providing any recourse for any adverse effects on our business that occur as a result of this change. Additionally, some of the regulations require us to obtain and maintain various licenses, permits and other authorizations, and we cannot assure that we will continue to be able to do so.
      We are Subject to Environmental Laws and Regulations. Our operations are subject to extensive federal, state and local environmental laws and regulations concerning, among other things, emissions to the air, discharges to waters, the handling, storage, transportation and disposal of waste and other materials and cleanup of hazardous material or petroleum releases, decommissioning of underground storage tanks and soil and groundwater contamination. We incur, and expect to continue to incur, environmental compliance costs, including, in particular, costs necessary to maintain compliance with requirements governing chemical and hazardous material shipping operations, refueling operations and repair facilities. New laws and regulations, stricter enforcement of existing requirements, new spills, releases or violations or the discovery of previously unknown contamination could require us to incur costs or become the basis for new or increased liabilities that could have a material adverse effect on our business, results of operations, financial condition and cash flows.
      We are Vulnerable to Rising Fuel Costs or Disruptions in Fuel Supplies. We incur substantial fuel costs in our operations and these costs represent a significant portion of our transportation expenses. Fuel costs are affected by traffic levels, efficiency of operations and equipment, and petroleum market conditions. The supply and cost of fuel is subject to market conditions and is influenced by numerous factors beyond our control, including general economic conditions, world markets, government programs and regulations and competition. Significant price increases may have a material adverse effect on our operating results. Additionally, fuel prices and supplies could also be affected by any limitation in the fuel supply or by any imposition of mandatory allocation or rationing regulations. In the event of a severe disruption of fuel supplies resulting from supply shortages, political unrest, a disruption of oil imports, war or otherwise, the resulting impact on fuel prices could materially adversely affect our operating results, financial condition and cash flows.
      A Majority of Our Employees Belong to Labor Unions, and Strikes or Work Stoppages Could Adversely Affect Our Operations. We are a party to collective bargaining agreements with various labor unions in the United States. Approximately 83% of KCSR employees are covered under these agreements. We may be subject to, among other things, strikes, work stoppages or work slowdowns as a result of disputes with regard to the terms of these collective bargaining agreements or our potential inability to negotiate acceptable contracts with these unions. Moreover, because such agreements are generally negotiated on an industry-wide basis, determination of the terms and conditions of future labor agreements could be beyond our control and, as a result, we may be subject to terms and conditions in amended or future labor agreements that could have a material adverse affect on our results of operations, financial position and cash flows. If the unionized workers were to engage in a strike, work stoppage or other slowdown, or other employees were to become unionized or the terms and conditions in future labor agreements were renegotiated, we could experience a significant disruption of our operations and higher ongoing labor costs.
      Loss of our largest coal customer could have a material effect on our operations. Our largest coal customer accounted for approximately 56.1% of our coal revenues and approximately 8.1% of our total revenues for the year ended December 31, 2004. The loss of all or a significant part of this business, or a service outage at one of the facilities that KCSR serves, could materially adversely affect our financial condition, results of operations and cash flows.
      We May Be Subject to Various Claims and Lawsuits. The nature of the railroad business exposes us to the potential for various claims and litigation related to labor and employment, personal injury and property damage, environmental and other matters. We maintain insurance (including self-insurance) consistent with the industry practice against accident-related risks involved in the operation of the railroad. However, there can be no assurance that such insurance would be sufficient to cover the cost of damages suffered or that such insurance will continue to be available at commercially reasonable rates. Any material changes to current litigation trends could have a material adverse effect on our results of operations, financial condition and cash flows.
      We May Be Affected by Future Acts of Terrorism or War. Terrorist attacks, such as those that occurred on September 11, 2001, any government response thereto and war or risk of war may adversely affect our results of operations, financial condition, and cash flows. These acts may also impact our ability to raise capital or our future business opportunities. Our rail lines and facilities could be direct targets or indirect casualties of an act or acts of terror, which could cause significant business interruption and result in increased costs and liabilities and decreased revenues. These acts could have a material adverse effect on our results of operations, financial condition, and cash flows. In addition, insurance premiums charged for some or all of the coverage currently maintained by KCS could increase dramatically or certain coverage may not be available in the future.

RECENT DEVELOPMENTS
      KCS and Janus Capital Group Finalize Settlement Agreement and Mutual General Release. On October 15, 2004 KCS and Janus Capital Group Inc., formerly Stilwell Financial Inc. (“Janus or Stilwell”), finalized the Settlement Agreement and Mutual General Release (“Release”) (see Note 9 in the Notes to KCS’s Consolidated Financial Statements in Item 8 of this Form 10-K). The terms of the Release effect settlement of all disputes that arose on or before August 13, 2004 relating to the spin-off of Janus from KCS on July 12, 2000. As part of the settlement, all arbitration claims filed by the parties with the American Arbitration Association were dismissed. Consistent with the disclosures in the KCS 2003 Form 10-K, this settlement results in no adverse financial consequences to KCS.
      KCS adds New Director. On July 26, 2004, we announced that Robert J. Druten had been elected to our Board of Directors. Mr. Druten currently serves as Executive Vice President and Chief Financial Officer of Hallmark Cards, Inc., the world’s largest publisher of greeting cards and related products. He serves on that company’s corporate executive council. He is also a member of the Board of Directors of Crown Media Holdings, Inc. In addition, Mr. Druten is the Chairman of the Board of Trustees of Entertainment Properties Trust and a member of the Board of Directors of BHA Group, Inc. On September 28, 2004, Mr. Druten was appointed as a member and chairman of KCS’s audit committee.
      Amended 2004 Senior Secured Credit Facility. During March 2004, we used cash on-hand to repay approximately $98.5 million relating to our former credit facility. On March 30, 2004, we concluded a new credit facility (“2004 Credit Facility.”) The 2004 Credit Facility consisted of a $100 million revolving credit facility (“2004 Revolving Credit Facility”) maturing on March 30, 2007 and a $150 million Term B loan facility (“Term B Loan Facility”) maturing on March 30, 2008. The Term B Loan Facility was fully funded on the closing date and the proceeds are expected to be, or have been, used to pay transaction costs, and for other general corporate purposes, including additional investments in the Company’s Mexican affiliates. There are no funds drawn under the 2004 Revolving Credit Facility as of December 31, 2004, and the full $100 million borrowing capacity is currently available to KCS. Up to $25 million of the 2004 Revolving Credit Facility is available for letters of credit and up to $15 million is available for swing line loans. The proceeds from future borrowings under the 2004 Revolving Credit Facility may be used for working capital and for general corporate purposes, including additional investments in our Mexican affiliates. The letters of credit may be used for general corporate purposes. Borrowings under the 2004 Credit Facility are secured by substantially all of the Company’s assets and are guaranteed by the majority of its subsidiaries.
      On December 22, 2004, we entered into an amendment and waiver of the 2004 Credit Facility (the “Amended 2004 Credit Facility”). The credit agreement was amended to, among other things, increase the term loan by $100 million to a total amount outstanding at December 31, 2004 of $249,250,000 and decrease the borrowing spread by 25 basis points to 175 basis points over LIBOR. In addition, a waiver was granted that would allow KCSR to make an additional $55 million of capital expenditures during 2004 and 2005. The maturity date of the credit agreement was unchanged. For additional information regarding the new credit facility, see Note 5 to the consolidated financial statements under Item 8 of this Form 10-K.
      KCS and TMM Enter Into Acquisition Agreement. On December 15, 2004, we entered into the Acquisition Agreement with TMM and other parties under which KCS ultimately would acquire control of TFM through the purchase of shares of common stock of Grupo TFM. Grupo TFM holds an 80% economic interest in TFM and all of the shares of stock with full voting rights of TFM. The remaining 20% economic interest in TFM is owned by the Mexican government in the form of shares with limited voting rights. The Mexican government has put rights with respect to its TFM shares as discussed below. The obligations of KCS and TMM to complete the Acquisition are subject to a number of conditions. On March 29, 2005, at a special meeting of the KCS shareholders approval of the acquisition as described above was received. Closing on the acquisition is expected to occur on April 1, 2005. For additional discussion of the terms of the Acquisition Agreement, see Note 3 in the Notes to KCS’s Consolidated Financial Statements in Item 8 of this Form 10-K.
      The purpose of the Acquisition is to place TFM under the control of KCS, which will also control KCSR, Tex-Mex and Gateway Eastern. Management believes that common control of these railroads, which are already physically linked in an end-to-end configuration, will enhance competition and give shippers in the NAFTA trade corridor a strong transportation alternative as they make their decisions to move goods between the United States, Mexico and Canada.
      Under the terms of the Acquisition Agreement, KCS would acquire all of the interest of TMM in Grupo TFM for $200.0 million in cash, 18 million shares of KCS common stock and promissory notes in the aggregate principal amount of $47.0 million to be deposited in an escrow account and held, reduced and released in accordance with the terms of an escrow agreement (see Note 3 in the Notes to KCS’s Consolidated Financial Statements in Item 8 of this Form 10-K). In addition, upon the successful resolution of both the VAT refund claim and the Mexican Government’s Put (defined below), KCS will be obligated to pay to TMM an additional amount of up to $110 million payable in a combination of cash and KCS common stock. We anticipate that we would pay the cash portion of the purchase price using a combination of existing cash assets and proceeds from the Amended 2004 Credit Facility as further described above in “Amended 2004 Senior Secured Credit Facility.”
      In connection with the Acquisition, KCS has entered into a consulting agreement, to become effective upon the closing of the Acquisition (the “Consulting Agreement”), with José F. Serrano International Business, S.A. de C.V., a consulting company controlled by Jose Serrano, Chairman of the Board of TMM, Grupo TFM and TFM, pursuant to which it would provide consulting services to KCS in connection with the portion of the business of KCS in Mexico for a period of three years. As consideration for these services, the consulting company would receive an annual fee of $3 million and an additional $9 million upon satisfactory resolution of all issues related to the VAT Claim and the Mexican Government’s Put. The Consulting Agreement requires KCS to deposit the total amount of annual fee payable under the Consulting Agreement ($9 million) in an escrow account to be held and released in accordance with the terms and conditions of the Consulting Agreement and the applicable escrow agreement.
      On October 6, 2004, Mexico’s Foreign Investment Commission (“FIC”) notified KCS of its approval of our application for authority to acquire TMM’s interest in TFM. This approval is necessary for a foreign company to become a majority owner of a Mexican railway company and remains valid until October 5, 2005. KCS’s notification with respect to the acquisition of the Grupo TFM shares was filed with the Mexican Competition Commission on April 21, 2003. KCS received formal written notice that the Mexican Competition Commission (“MCC” or the “Competition Commission”) had approved the proposed consolidation, without conditions. Through a series of extensions received from the MCC, KCS’s authority to purchase TMM’s interest in TFM remains valid through April 5, 2005. On January 25, 2005, the 30-day waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR”) expired without a formal request from the U.S. Department of Justice (“DOJ”) for additional information of documentary material. This will allow KCS and TMM to complete the transaction without an antitrust challenge from the DOJ. With the extension of the Competition Commission approval, approval from the Mexican Foreign Investment Commission and completion of the HSR process, our shareholder approval of the issuance of the shares required under the Acquisition Agreement was the final condition precedent to completion of the proposed Acquisition. On March 29, 2005, at a special meeting of the KCS shareholders approval of the acquisition as described above was received. Closing on the acquisition is expected to occur on April 1, 2005.
      Mexican Government’s Put Rights With Respect to TFM Stock. Under the terms of the January 31, 1997 share purchase agreement through which Grupo TFM agreed to purchase the shares of TFM, as amended by the parties on June 9, 1997 (the “TFM Share Purchase Agreement”), the Mexican government has the right to compel the purchase of its 20% interest in TFM (referred to as the “Put”) by Grupo TFM following its compliance with the terms and conditions of the TFM Share Purchase Agreement. Upon exercise of the Put in accordance with the terms of the TFM Share Purchase Agreement, Grupo TFM would be obligated to purchase the TFM capital stock at the initial share price paid by Grupo TFM adjusted for interest and inflation. Prior to October 30, 2003, Grupo TFM filed suit in the Federal District Court of Mexico City seeking, among other things, a declaratory judgment interpreting whether Grupo TFM was obligated to honor its obligation under the TFM Share Purchase Agreement, as the Mexican government had not made any effort to sell the TFM shares subject to the Put prior to October 31, 2003. In its suit, Grupo TFM named TMM and KCS as additional interested parties. The Mexican Court has admitted Grupo TFM’s complaint and issued an injunction that blocked the Mexican government from exercising the Put. The Mexican government provided Grupo TFM with notice of its intention to sell its interest in TFM on October 30, 2003. Grupo TFM has responded to the Mexican government’s notice reaffirming its right and interest in purchasing the Mexican government’s remaining interest in TFM, but also advising the Mexican government that it would not take any action until its lawsuit seeking a declaratory judgment was resolved. In the event that Grupo TFM does not purchase the Mexican government’s 20% interest in TFM, TMM and KCS, or either of TMM or KCS alone, would, following notification by the Mexican government in accordance with the terms of the TFM Share Purchase Agreement, be obligated to purchase the Mexican government’s remaining interest in TFM. As this matter is currently the subject of litigation in Mexico to which the Mexican government, Grupo TFM, TMM and KCS are parties, KCS management does not believe it is likely that the Mexican government will seek to exercise the Put until the litigation is resolved. On completion of the Acquisition, KCS will assume TMM’s rights and obligations with respect to the TFM shares subject to the Put and will indemnify TMM and its affiliates, and their respective officers, directors, employees and shareholders, against obligations or liabilities relating thereto. If KCS had been required to purchase this interest as of December 31, 2004, the total purchase price would have been approximately $468 million.
      Value Added Tax Lawsuit and VAT Contingency Payment under the Acquisition Agreement. The VAT lawsuit (“VAT Claim”) arose out of the Mexican Treasury’s delivery of a VAT credit certificate to a Mexican governmental agency rather than to TFM in 1997. The face value of the VAT credit at issue is 2,111,111,790 pesos or approximately $189 million in U.S. dollars, based on current exchange rates. The amount of the VAT refund will, in accordance with Mexican law, reflect the face value of the VAT credit adjusted for inflation and interest from 1997.
      After several Mexican Fiscal Court and Mexican appellate court rulings during 2002 and 2003, on January 19, 2004, TFM received a Special Certificate from the Mexican Federal Treasury in the amount of 2.1 billion pesos. The Special Certificate delivered to TFM on January 19, 2004 has the same face amount as the original VAT refund claimed by TFM in 1997. TFM also filed a complaint against the Mexican government, seeking to have the amount of the Special Certificate adjusted to reflect interest and inflation in accordance with Mexican law. The Mexican Fiscal Court initially denied TFM’s claim. In a decision dated November 24, 2004, the Mexican Federal Appellate Court upheld TFM’s claim that it is entitled to inflation and interest from 1997 on the VAT refund. The Federal Appellate Court remanded the case to the Mexican Fiscal Court with instructions to enter a new order consistent with this decision. On January 26, 2005, the Mexican Fiscal Court issued from the bench an oral order implementing the Appellate Court decision. On February 18, 2005, TFM was served with the written order from the Mexican Fiscal Court.
      In conjunction with the Acquisition Agreement, in the event of the Final Resolution of the VAT Claim and Put (as such term is defined in the Acquisition Agreement), KCS will be obligated to pay to TMM an additional amount (referred to as the “VAT Contingency Payment”) of up to $110 million payable in a combination of cash and KCS common stock. If the Acquisition is completed, KCS will assume TMM’s obligations to make any payment upon the successful exercise by the Mexican government of the Put and will indemnify TMM and its affiliates, and their respective officers, directors, employees and shareholders, against obligations or liabilities relating thereto.
      1997 Tax Audit Summary. TFM was served on January 20, 2004 with an official letter notifying TFM of the Mexican government’s preliminary findings and conclusions arising from its tax audit of TFM’s 1997 tax returns (“Tax Audit Summary”). In the Tax Audit Summary, the Mexican government notified TFM of its preliminary conclusion that the documentation provided by TFM in support of the VAT refund claim and depreciation of the TFM Concession title and the assets reported on TFM’s 1997 tax return do not comply with the formalities required by the applicable tax legislation. In addition, the Mexican government attached the Special Certificate pending resolution of the audit. TFM has advised that it has, within the time allowed by the Tax Audit Summary, contested the conclusions of the Mexican tax authorities, and it has filed a constitutional appeal against the Tax Audit Summary, alleging the process followed by the Mexican government violated TFM’s constitutional rights. On March 16, 2005, TFM was notified by the Mexican Fiscal Administration Service (“Servicio de Administración Tributaria” or the “SAT”) that it had finished its audit of TFM’s 1997 tax returns. As of March 16, 2005. The SAT had not yet assessed any penalties or taxes against TFM as a result of the audit. In the notice, the SAT stated that TFM did not supply documentation complying with the requirements of the Mexican fiscal code and, therefore, it was not entitled in its 1997 tax returns to depreciate and deduct the concession title, the railway equipment and other assets that were assets of TFM at the time that it was privatized in 1997. KCS and TMM continue discussions with the Mexican government to resolve the outstanding disputes between the parties.
      Repurchase of Mexrail Shares by KCS. KCS, TMM and TFM entered into a new Stock Purchase Agreement dated August 16, 2004 (“New Mexrail Stock Purchase Agreement”). Pursuant to the terms of that agreement, KCS purchased from TFM 51% of the outstanding shares of Mexrail, a wholly-owned subsidiary of TFM, for $32.7 million and placed those shares into trust pending STB approval to exercise common control over KCSR, Gateway Eastern and Tex-Mex. Pending the STB’s approval, equity in net earnings (losses) of unconsolidated affiliates of $2.7 million was recognized representing our 51% share of Mexrail’s losses for the period from August 16, 2004 through December 31, 2004. We expect to complete an evaluation of the fair value of the assets and liabilities of Mexrail in the first quarter of 2005. The terms of the New Mexrail Stock Purchase Agreement are substantially similar to the May 9, 2003 Stock Purchase Agreement, but TFM does not have any right to repurchase the Mexrail shares sold to KCS and KCS has an option which, if not exercised on or before October 31, 2005, becomes an obligation on October 31, 2005, to purchase the remaining shares of Mexrail owned by TFM at a price of $31.4 million. On November 29, 2004, the STB approved our application for authority to control KCSR, Gateway Eastern and Tex-Mex which approval became effective on December 29, 2004. The shares representing 51% ownership of Mexrail were transferred by the trustee to KCS on January 1, 2005.
RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2004 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2003
      Net Income. Net income for the year ended December 31, 2004 increased $12.2 million compared to the year ended December 31, 2003. The increase of $54.4 million in operating income was partially offset by a net decrease in other nonoperating income and expense items of $6.9 million, a $26.4 million increase in the provision for income taxes, and the impact of an $8.9 million cumulative effect of accounting change, net of income taxes in the first quarter of 2003.

      The following table summarizes the income statement components of KCS (in millions):

			Change

	2004	2003	In Dollars	Percentage

Revenues	$639.5	$581.3	$58.2	10.0%
Operating expenses	556.0	552.2	3.8	0.7%

Operating income	83.5	29.1	54.4	186.9%
Equity in net earnings (losses) of unconsolidated affiliates	(4.5)	11.0	(15.5)	(140.9)%
Interest expense	(44.4)	(46.4)	(2.0)	4.3%
Debt retirement costs	(4.2)	—	(4.2)	100.0%
Other income	17.6	6.8	10.8	158.8%

Income before income taxes and cumulative effect of accounting change	48.0	0.5	47.5	nm
Income tax provision (benefit)	23.6	(2.8)	26.4	nm

Income (loss) before cumulative effect of accounting change	24.4	3.3	21.1	nm
Cumulative effect of accounting change, net of income taxes	—	8.9	(8.9)	(100.0)%

Net income (loss)	$24.4	$12.2	$12.2	100.0%

nm — not meaningful percentage change in excess of 500%
      The following table summarizes consolidated KCS revenues, including the revenues and carload statistics of KCSR, for the years ended December 31, 2004 and 2003. Certain prior period amounts have been reclassified to reflect changes in the business groups and to conform to the current period presentation.

	Revenues				Carloads and Intermodal Units

			Change				Change

	2004	2003	In Dollars	Percentage	2004	2003	In Units	Percentage

	(In millions)				(In thousands)
General commodities:
Chemical and petroleum	$135.0	$123.8	$11.2	9.0%	147.9	140.0	7.9	5.6%
Forest products and metals	169.6	146.1	23.5	16.0%	197.3	186.2	11.1	6.0%
Agricultural and mineral	125.2	108.5	16.7	15.4%	149.4	140.6	8.8	6.3%

Total general commodities	429.8	378.4	51.4	13.6%	494.6	466.8	27.8	6.0%
Intermodal and automotive	66.8	59.1	7.7	13.0%	342.8	310.5	32.3	10.4%
Coal	92.1	92.7	(0.6)	(0.6)%	194.7	191.4	3.3	1.7%

Carload revenues and carload and intermodal units	588.7	530.2	58.5	11.0%	1,032.1	968.7	63.4	6.5%

Other rail-related revenues	47.0	45.1	1.9	4.2%

Total KCSR revenues	635.7	575.3	60.4	10.5%
Other subsidiary revenues	3.8	6.0	(2.2)	(36.7)%

Consolidated revenues	$639.5	$581.3	$58.2	10.0%

      Revenues. For the year ended December 31, 2004, consolidated revenues increased $58.2 million. Freight revenues included fuel surcharges of $16.7 million compared with $4.4 million in the prior year. Fuel surcharges will increase or decrease dependent on the price of West Texas Intermediate Crude Oil as published in the Wall Street Journal. KCSR experienced revenue increases in the chemical and petroleum, forest products and metals, and agriculture and mineral products, and intermodal commodity groups while coal revenues were relatively flat. For most commodity groups, these increases in revenue resulted from higher carloadings and targeted price improvements. The following discussion provides an analysis of KCSR revenues by commodity group.
      Chemical and petroleum products. For the year ended December 31, 2004, KCSR recorded higher revenues for all commodities within the chemical and petroleum products group. Revenue increases for petroleum, agricultural chemicals and industrial gases were primarily the result of targeted rate increases as well as increased traffic volumes. While some new business was added in 2004, increased volumes from existing customers driven by improvements in the economy accounts for the majority of the volume change. Excluding organic chemicals, revenue per carload (RPC) increased 6.6% over 2003. Organic chemical revenues increased primarily as a result of increased traffic, partially offset by lower RPC due to shorter hauls and changes in commodity mix.
      Forest products and metals. For the year ended December 31, 2004, KCSR recorded higher revenues for all forest products and metal commodities compared to 2003. Revenue increases for all commodities in the group resulted from certain targeted rate increases, fuel surcharges, and increased volume attributed to higher production and service improvements. Volumes for lumber and plywood products experienced growth as a result of a robust housing industry and hurricane reconstruction in Florida. Wet weather in other areas of the country contributed to a rise in traffic for pulpwood, logs and chip. Military and other carloads increased due to strong traffic during the second half of 2004 as a result of increased movements for military installations serviced by KCSR.
      Agricultural and mineral products. Revenues in all commodities in the agricultural business unit increased due to targeted rate increases and fuel surcharges resulting in an overall RPC increase of 8.5%. Carload volumes increased in all commodities except for food and kindred. For the year ended December 31, 2004, increases in revenues for domestic grain were a direct result of increased production of feed mills on KCSR’s line. Export grain revenues for 2004 versus 2003 improved as a result of increased volumes related to the shipment of current year grain harvests to ports in the Gulf of Mexico, combined with strong increases in export volumes to Mexico. Ores and minerals revenue and stone, clay and glass revenues increased during 2004 as a result of higher production by certain customers, as well as certain targeted rate increases and fuel surcharges. Food and kindred product revenues increased primarily as a result of longer hauls to domestic destinations.
      Intermodal and automotive. Intermodal revenues increased as a result of higher volumes from existing customers, as well as the generation of new intermodal business. Automotive traffic increased partially as a result of a temporary shift in traffic from Ford Motor Company and increased volumes from GM and Mazda. These increases were partially offset by a decrease in haulage revenue per car resulting from a change in the traffic mix.
      Coal. Revenues for coal for the year ended December 31, 2004 decreased due primarily to lower traffic volumes at certain electric generating stations. These year-to-year decreases were partially offset by increased traffic in the fourth quarter of 2004 related to new business, as well increased production at other electric generating stations.

      The following table summarizes KCS’s consolidated operating expenses for the years ended December 31, 2004 and 2003. Certain prior period amounts have been reclassified to conform to the current year presentation.

			Change

	2004	2003	In Dollars	Percentage

Compensation and benefits	$213.0	$197.8	$15.2	7.7%
Purchased services	62.3	63.5	(1.2)	(1.9)%
Fuel	66.4	47.4	19.0	40.1%
Equipment costs	50.4	57.4	(7.0)	(12.2)%
Depreciation and amortization	53.5	64.3	(10.8)	(16.8)%
Casualties and insurance	42.4	56.4	(14.0)	(24.8)%
Other leases	11.8	9.8	2.0	20.4%
Other	56.2	55.6	0.6	1.1%

Total consolidated operating expenses	$556.0	$552.2	$3.8	0.7%

      Operating Expenses. For the year ended December 31, 2004, consolidated operating expenses increased $3.8 million compared to the year ended December 31, 2003.
      Compensation and Benefits. Compensation and benefits expense increased $15.2 million for the year ended December 31, 2004 compared to the year ended December 31, 2003. This increase was primarily the result of annual wage and salary rate increases, higher crew starts related to higher traffic volume and increased incentive compensation. Average headcount for the year ended December 31, 2004 was 2,740 compared to 2,676 for the year ended December 31, 2003.
      Purchased Services. Purchased services expense for the year ended December 31, 2004 decreased $1.2 million compared to the year ended December 31, 2003 resulting from lower levels of equipment repairs partially offset by increases in infrastructure repairs performed by outside parties and higher legal costs related to claim settlements.
      Fuel. Fuel expense increased $19.0 million for the year ended December 31, 2004 compared to the year ended December 31, 2003. Increases of 30.2% in average price per gallon and 6.8% in consumption were offset in part by fuel cost savings of $3.0 million as a result of our fuel hedging program and improved fuel purchasing and distribution procedures implemented through our new Heavener, Oklahoma fueling facility. The 6.8% increase in consumption was a direct result of increased traffic, as gallons per gross ton mile remained unchanged from 2003 to 2004 at 1.37. Fuel cost represented approximately 11.9% of operating expenses for the year ended December 31, 2004 compared to 8.6% of operating costs and expenses for the year ended December 31, 2003.
      Equipment Costs. Equipment costs for the year ended December 31, 2004 decreased $7.0 million compared to the year ended December 31, 2003. This decrease was primarily due to continued efficiency gains in KCSR’s rail operations combined with an increase in car hire receivable for KCSR rolling stock on foreign lines and the 2004 acquisition of locomotives from Southern Capital, which were previously under lease.
      Depreciation and Amortization. Depreciation and amortization expense for the year ended December 31, 2004 decreased $10.8 million compared to the year ended December 31, 2003 primarily as a result of changes in depreciable lives and salvage values approved by the STB and which took effect on January 1, 2004. These decreases were partially offset by increases in the property base as a result of capital expenditures.
      Casualties and Insurance. Casualties and insurance expense for the year ended December 31, 2004 decreased $14.0 million compared to the year ended December 31, 2003. Casualties and insurance expense was significantly impacted in 2003 as a result of a $21.1 million provision in the fourth quarter of 2003. Excluding this provision, the $7.1 million increase in casualties and insurance was primarily the result of a $5.0 million derailment in Bolton, Mississippi in September 2004. Casualties and insurance expense for the year ended December 31, 2004 reflects the net effect of approximately $4.4 million in insurance settlements.

      Other Leases. Other lease expense for the year ended December 31, 2004 increased $2.0 million compared to the year ended December 31, 2003, related to pipeline rents for KCSR’s new fuel facility in Heavener, Oklahoma. Additionally, KCSR experienced normal rate increases in long-term leases.
      Operating Income. Consolidated operating income for the year ended December 31, 2004 increased $54.4 million to $83.5 million compared to $29.1 million for the year ended December 31, 2003. Accordingly, KCS experienced a reduction in its consolidated operating ratio (ratio of operating expenses to operating revenues) of 8.1 basis points to 86.9% in 2004 from 95.0% in 2003. This decrease was the result of a $58.2 million increase in revenue, partially offset by a corresponding $3.8 million increase in operating expenses.
      Interest Expense. Consolidated interest expense for the year ended December 31, 2004 decreased $2.0 million compared to the year ended December 31, 2003. This reduction was primarily the result of decreased balances on higher fixed rate debt instruments and lower average interest rates related to the 2004 Credit Facility.
      Debt Retirement Costs. During the year ended December 31, 2004, KCS recorded $4.2 million of debt retirement costs resulting from the write-off of the unamortized balance of debt issuance costs associated with our previous credit facility.
      Other Income. Increases in KCS’s other income for the year ended December 31, 2004 were primarily the result of interest on tax refunds received in 2004 related to certain prior year tax returns as well as fluctuations in gains on sales of non-operating property.
      Income Tax Provision (Benefit). For the year ended December 31, 2004, KCS’s income tax provision was $23.6 million, an increase of $26.4 million compared to a $2.8 million benefit for the year ended December 31, 2003. This increase was primarily due to a $47.5 million increase in income before income taxes, resulting in an effective income tax rate of 49.1% and (600.7)% for the years ended December 31, 2004 and 2003, respectively. The primary cause of the increase in the effective rate was the increase in KCS pre-tax earnings, excluding equity in earnings of unconsolidated subsidiaries, of $50.4 million in 2004 compared to a pre-tax loss of $11.8 million in 2003, resulting in a consolidated effective income tax rate of 46.8% for 2004 compared to 23.8% for 2003. KCS intends to indefinitely reinvest the equity earnings from Grupo TFM and accordingly, does not provide deferred income tax expense for the excess of its book basis over the tax basis of its investment in Grupo TFM.
      Equity in Net Earnings (Losses) of Unconsolidated Affiliates. For the years ended December 31, 2004 and 2003, Grupo TFM’s operating results and KCS’s corresponding equity in earnings under United States Generally Accepted Accounting Principles (“U.S. GAAP”) were as follows (in millions):

	2004	2003

Revenue	$699.2	$698.5
Operating expenses	593.1	591.2

Net income (loss)	$(8.3)	$27.3

KCS equity in earnings (losses) of Grupo TFM	$(2.4)	$12.3

      The increase in Grupo TFM operating expenses was driven primarily by increases in fuel costs of $19.2 million partially offset by decreases in other operating expenses. Net income of Grupo TFM was significantly impacted by a $4.7 million income tax provision (U.S. GAAP) compared to a $51.5 million income tax benefit for 2003. This net increase in the tax provision was largely driven by tax legislation passed in the fourth quarter of 2004 that lowered future corporate income tax rates in Mexico. As a result of this legislation, the value of certain net deferred tax assets was adjusted to reflect lower values resulting in a charge to the tax provision of $23.7 million. Grupo TFM’s principal deferred tax assets are the result of prior year net operating losses for income tax purposes. Grupo TFM’s tax provision for 2004 was also impacted by changes in the peso/dollar exchange rate as well as adjustments for inflation within the Mexican economy.

      Grupo TFM reports its financial results under International Financial Reporting Standards (“IFRS”). Because we are required to report our equity in net earnings in Grupo TFM under U.S. GAAP and Grupo TFM reports under IFRS, differences in deferred income tax calculations and the classification of certain operating expense categories occur. The deferred income tax calculations are significantly impacted by fluctuations in the relative value of the Mexican peso versus the U.S. dollar and the rate of Mexican inflation, and can result in significant variability in the amount of equity earnings reported by KCS. Additionally, in 2004, TFM recognized a loss, net of tax and minority interest, of $4.2 million on the sale of its interest in Mexrail to KCS. For purposes of recording our equity in the net losses of Grupo TFM, this loss was eliminated due to the sale being to KCS, a related party.
      For the year ended December 31, 2004, equity in losses from other unconsolidated affiliates was $2.1 million compared to equity in losses from other unconsolidated affiliates of $1.3 million in 2003. Significant components of this change were as follows:

•	For 2004, KCS recorded equity in losses of $2.1 million from PCRC compared to $3.1 million for 2003 as PCRC continues to operate below full capacity due to delays in the completion of port expansion in Balboa.

•	Equity in losses of $2.7 million from KCS’s investment in Mexrail. For 2003 and the first half of 2004, Mexrail’s results were consolidated into the results of Grupo TFM.

•	Equity in earnings from Southern Capital of $2.7 million compared to $1.8 million in 2003.
      For 2004, earnings for Southern Capital were $11.8 million compared to $4.1 million in 2003. This increase of $7.7 million was primarily the result of the recognition by Southern Capital of an approximate $6.0 million gain related to the sale of locomotives to KCSR in the second quarter of 2004. For purposes of recording its share of Southern Capital earnings, the Company has recorded its share of the gain as a reduction to the cost basis of the equipment acquired. As a result, the Company will recognize its equity in the gain over the remaining depreciable life of the locomotives as a reduction of depreciation expense.
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
YEAR ENDED DECEMBER 31, 2003 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2002
      Net Income. Net income for the year ended December 31, 2003 decreased $45.0 million compared to the year ended December 31, 2002. This decrease resulted from a $33.5 million decrease in equity in earnings of Grupo TFM, a $34.0 million increase in operating expenses (mostly related to increases in casualty and fuel expenses as discussed further below), a $10.8 million decline in other income and a $1.4 million increase in interest expense. Also contributing to the comparably lower 2003 net income was the impact of a $4.4 million gain on the sale of Mexrail recorded in 2002. These factors were partially offset by a $15.1 million increase in revenue, a $9.7 million decrease in the provision for income taxes, a benefit of $8.9 million (net of income taxes of $5.6 million) reported during 2003 relating to the cumulative effect of an accounting change, the effect of $4.3 million in debt retirement costs reported in 2002 and a $1.1 million improvement in the equity in net losses of other unconsolidated affiliates (PCRC and Southern Capital).

      The following table summarizes the income statement components of KCS (in millions):

			Change

	2003	2002	In Dollars	Percentage

Revenues	$581.3	$566.2	$15.1	2.7%
Operating expenses	552.2	518.2	34.0	6.6%

Operating income	29.1	48.0	(18.9)	(39.4)%
Equity in net earnings of unconsolidated affiliates	11.0	43.4	(32.4)	(74.7)%
Gain on sale of Mexrail	—	4.4	(4.4)	(100.0)%
Interest expense	(46.4)	(45.0)	1.4	3.1%
Debt retirement costs	—	(4.3)	4.3	100.0%
Other income	6.8	17.6	(10.8)	(61.4)%

Income before income taxes and cumulative effect of accounting change	0.5	64.1	(63.6)	(99.2)%
Income tax provision (benefit)	(2.8)	6.9	(9.7)	(140.6)%

Income before cumulative effect of accounting change	3.3	57.2	(53.9)	(94.2)%
Cumulative effect of accounting change, net of income taxes	8.9	—	8.9	100.0%

Net income	$12.2	$57.2	$(45.0)	(78.7)%

      The following table summarizes consolidated KCS revenues, including the revenues and carload statistics of KCSR, for the years ended December 31, 2003 and 2002. Certain prior period amounts have been reclassified to reflect changes in the business groups and to conform to the current period presentation.

	Revenues				Carloads and Intermodal Units

			Change				Change

	2003	2002	In Dollars	Percentage	2003	2002	In Units	Percentage

	(In millions)				(In thousands)
General commodities:
Chemical and petroleum	$123.8	$130.7	$(6.9)	(5.3)%	140.0	145.4	(5.4)	(3.7)%
Forest products and metals	146.1	134.8	11.3	8.4%	186.2	178.2	8.0	4.5%
Agricultural and mineral	108.5	97.2	11.3	11.6%	140.6	126.5	14.1	11.1%

Total general commodities	378.4	362.7	15.7	4.3%	466.8	450.1	16.7	3.7%
Intermodal and automotive	59.1	59.9	(0.8)	(1.3)%	310.5	287.4	23.1	8.0%
Coal	92.7	101.2	(8.5)	(8.4)%	191.4	210.0	(18.6)	(8.9)%

Carload revenues and carload and intermodal units	530.2	523.8	6.4	1.2%	968.7	947.5	21.2	2.2%

Other rail-related revenues	45.1	37.9	7.2	19.0%

Total KCSR revenues	575.3	561.7	13.6	2.4%
Other subsidiary revenues	6.0	4.5	1.5	33.3%

Total consolidated revenues	$581.3	$566.2	$15.1	2.7%

      Revenues. For the year ended December 31, 2003, consolidated revenues increased $15.1 million. KCSR experienced revenue increases in forest products and metals, agriculture and mineral and intermodal commodity groups as well as higher revenues for extra services (haulage, switching, and demurrage). These revenue increases were partially offset by revenue declines in coal, chemical and petroleum products and automotive traffic. During the second half of 2002, operations were slowed by the implementation of MCS, contributing to a decline in 2002 revenues. In 2003, most of the slowdown, which resulted from the implementation of MCS, had been reversed and KCSR began to realize the benefits of more and better quality data in the form of additional extra service revenues. Revenue for the year ended December 31, 2003 included approximately $3.6 million related to reductions of certain allowances and reserves based upon revised estimates. Revenue from other subsidiaries increased approximately $1.5 million year over year primarily due to volume increases at the Company’s bulk petroleum coke facility and higher sales to third parties at the Company’s wood tie treating facility. These increases were partially offset by a reduction of other revenues due to the sale of the Wyandotte Garage Corporation (“WGC”) during August 2002. The following discussion provides an analysis of KCSR revenues by commodity group.
      Chemical and Petroleum. For the year ended December 31, 2003, KCSR recorded lower revenues for chemical and petroleum products. This decrease was primarily a result of lower volumes for plastic product shipments, in large part due to the loss of a customer and lower production. Petroleum revenues for 2003 dropped as a result of the adverse impact of high natural gas prices on petroleum production. Natural gas serves as both a feedstock and a source of energy for producers. Lower agri-chemical revenues resulted from changes in traffic mix. These declines in agri-chemical, petroleum and plastic product revenues were partially offset by higher revenues for gases, organic and inorganic products. Higher revenues for gases and organic products were primarily the result of production increases by certain customers, as well as targeted rate increases and longer hauls due to gateway changes. Higher revenues for inorganic products were primarily the result of increased access to production facilities in Geismar, Louisiana, as well as new business previously shipped by other rail carriers, which resulted in higher traffic volume.
      Forest Products and Metals. For the year ended December 31, 2003, KCSR recorded higher revenues for forest products and metals. Revenues for pulp and paper products as well as scrap paper increased primarily from higher production at KCSR’s paper mill customers and increased exports to Mexico. The increase in lumber and plywood product revenues resulted from continued strength in the housing and homebuilding industry due to sustained levels of housing starts. Increases in revenues for pulpwood/logs/chips resulted from higher production by certain customers and targeted rate increases. Partially offsetting these increases in forest product and metal revenues were lower military/other revenues as a result of the reduction of certain military training exercises, for which KCSR handles equipment transportation, due to the associated deployment of troops to the Middle East.
      Agricultural and Mineral. For the year ended December 31, 2003, increases in revenues for agricultural and mineral product were primarily the result of higher revenues for export grain, food products, ore and mineral products, as well as stone, clay and glass products while domestic grain remained relatively flat. Increases in revenues for export grain reflected higher volumes of grain exports to Mexico. Food product revenues rose as a result of a new contract with an existing customer yielding increased carloads, as well as longer hauls. Food product revenues also increased due to more beer shipments from Mexico into the United States and Canada. Ore and mineral product revenues increased due to higher demand from producers.
      Intermodal and Automotive. Intermodal and automotive revenues for the year ended December 31, 2003 declined as a result of lower automotive revenues. Automotive revenues declined $3.7 million as a result of the loss of certain automotive traffic in the third quarter of 2002, as well as the negative effects of the sluggish economy on the automotive industry as a whole. Intermodal revenues for the year ended December 31, 2003 increased $2.9 million as a result of higher intermodal traffic with other connecting railroads.
      Coal. Coal revenues for the year ended December 31, 2003 declined primarily due to a decline in tons shipped related to lower overall customer demand. A portion of the coal revenue decline related to the loss of a coal customer in April 2002, as well as to the impact of scheduled maintenance shutdowns in 2003, which where longer in duration compared to 2002. These factors, which led to a reduction in coal revenues, were partially offset by the impact of higher per-carload revenues as a result of the use of aluminum cars, which are capable of greater hauling capacity.
      Other. For the year ended December 31, 2003, other rail-related revenues increased primarily as a result of higher revenues for demurrage and other rail-related extra services, which resulted from improved operating efficiencies associated with the implementation of MCS in third quarter 2002. Haulage revenue also increased slightly for the year ended December 31, 2003 compared to 2002.

      The following table summarizes KCS’s consolidated operating expenses for the years ended December 31, 2003 and 2002. Certain prior period amounts have been reclassified to conform to the current year presentation.

			Increase (decrease)

	2003	2002	In Dollars	Percentage

Compensation and benefits	$197.8	$197.8	$—	0.0%
Purchased services	63.5	59.6	3.9	6.5%
Fuel	47.4	38.4	9.0	23.4%
Equipment costs	57.4	67.6	(10.2)	(15.1)%
Depreciation and amortization	64.3	61.4	2.9	4.7%
Casualties and insurance	56.4	25.2	31.2	123.8%
Other leases	9.8	7.1	2.7	38.0%
Other	55.6	61.1	(5.5)	(9.0)%

Total consolidated operating expenses	$552.2	$518.2	$34.0	6.6%

      Operating Expenses. For the year ended December 31, 2003, consolidated operating expenses increased $34.0 million compared to the year ended December 31, 2002. As described further below, this increase resulted primarily from higher costs for casualties and insurance and for fuel, which increased $31.2 million and $9.0 million, respectively, year over year. These costs were partially offset by lower expenses related to equipment costs and certain other expenses arising from operating efficiencies realized through improved employee knowledge and effectiveness in using MCS. In 2002, certain costs and expenses were higher than normal due to the impact of the implementation of MCS and the related congestion. The expenses most affected by the MCS implementation were compensation and benefits, depreciation, purchased services and car hire. See further discussion below.
      Compensation and Benefits. For the year ended December 31, 2003, consolidated compensation and benefits expense remained unchanged at $197.8 million compared to the year ended December 31, 2002. During 2003, KCSR experienced a reduction in the number of crew starts and lower overtime pay in its transportation operations, even though carload volumes increased more than 2% in 2003 compared to 2002. We believe these improvements were partially a result of the increased efficiency of train operations as KCSR operating personnel gained a better understanding of the data demands of MCS and have become more proficient at using this technology tool to enhance train operations. Furthermore, 2002 compensation and benefits costs were higher due to operating inefficiencies that occurred as a result of the implementation of MCS. The efficiency gains realized during 2003 were offset by an increase in certain union wage rates and related back pay for prior service time as a result of the settlement of certain union contracts and higher overall health insurance related costs. In 2002, operating expenses were also affected by a $1.3 million increase in expenses for the estimate of post employment benefits arising from the Company’s third party actuarial study and the impact of a favorable adjustment related to the accrual for retroactive wage increases to union employees.
      Purchased Services. Consolidated purchased services expense for the year ended December 31, 2003 increased $3.9 million compared to the year ended December 31, 2002. The year over year increase primarily resulted from increased legal expenses, an increase in track, bridge, locomotive and car repairs performed by third parties and a reduction in intermodal lift fee credits received from other railroads. These cost increases were partially offset by higher car repairs billed to others by KCSR and lower training expenses in 2003. Training costs in 2002 were higher than normal due to the training associated with the implementation of MCS. Legal fees in 2003 were higher than 2002 due to the impact of a $1.0 million legal settlement received in 2002 and insurance recovery credits of $4.0 million realized in 2002.
      Fuel. Locomotive fuel costs for the year ended December 31, 2003 increased $9.0 million compared to the year ended December 31, 2002. This increase was primarily due to an approximate 23% increase in the average cost per gallon of fuel. KCSR’s average fuel price was approximately $0.86 per gallon in 2003 compared to approximately $0.69 per gallon in 2002. Fuel consumption remained relatively unchanged year over year as a result of fuel conservation measures offsetting higher consumption due to increased traffic volumes. Fuel costs represented approximately 8.6% of operating costs and expenses for the year ended December 31, 2003 compared to 7.4% for the year ended December 31, 2002.
      Equipment Costs. Consolidated equipment costs for the year ended December 31, 2003 decreased $10.2 million compared to the year ended December 31, 2002. This decline resulted from improved fleet utilization associated with the implementation of MCS, as KCSR was operating more efficiently during 2003 than in 2002. The improvement in fleet utilization has led to an increase in the number of KCSR freight cars being used by other railroads as well as a reduction in the number of freight cars owned by other railroads on KCSR’s rail line. In the last half of 2002, the congestion-related issues associated with the implementation of MCS substantially impacted 2002 equipment costs.
      Depreciation and Amortization. Consolidated depreciation expense for the year ended December 31, 2003 increased primarily as a result of the implementation of MCS in July 2002, which was only depreciated for six months in 2002 compared to a full year in 2003. The remainder of the increase resulted from a net increase in the property, plant and equipment asset base.
      Casualties and Insurance. For the year ended December 31, 2003, consolidated casualties and insurance expense increased $31.2 million compared to the year ended December 31, 2002. This year over year increase was primarily due to additional costs recorded during the fourth quarter of 2003 related to personal injury liability reserves. KCS’s process of establishing liability reserves for personal injury incidents is based upon an actuarial study by an independent outside actuary, a process followed by most large railroads. This adjustment to the personal injury liability reserves was based on this actuarial study and was required due to adverse development of prior year claims and the continuing tort litigious environment surrounding the railroad industry, particularly for occupational injury claims. Also contributing to the increase in 2003 was higher property and liability related insurance costs, as well as the impact of $8.5 million in legal and insurance settlements in 2002, which reduced the comparable 2002 expense.
      Other Leases. Consolidated other lease expense for the year ended December 31, 2003 increased $2.7 million over the year ended December 31, 2002. This increase was partially related to a new lease for maintenance vehicles and work equipment, which in prior periods were owned by KCSR, and partially as a result of a full year of lease payments in 2003 for the Company’s new corporate headquarters building. The Company began leasing this facility in the second quarter of 2002.
      Other Expense. Consolidated other expense decreased $5.5 million for the year ended December 31, 2003 compared to the year ended December 31, 2002, primarily as a result of higher gains recorded on the sale of operating properties which increased $2.7 million year over year.
      Operating Income. Consolidated operating income for the year ended December 31, 2003 decreased $18.9 million to $29.1 million compared to $48.0 million for the year ended December 31, 2002. Accordingly, KCS experienced an increase in consolidated operating ratio (ratio of operating expenses to operating revenues) of 3.5 basis points to 95.0% from 91.5% in 2002. This increase was the result of a $34.0 million increase in operating expenses, partially offset by a $15.1 million increase in operating revenues.
      Equity in Net Earnings (Losses) of Unconsolidated Affiliates. For the years ended December 31, 2003 and 2002, Grupo TFM’s operating results and KCS’s corresponding equity in earnings under U.S. GAAP were as follows (in millions):

	2003	2002

Revenue	$698.5	$712.1
Operating Expenses	591.2	554.2

Net Income	$27.3	$110.2

KCS Equity in Earnings (Losses) of Grupo TFM	$12.3	$45.8

      Revenues for Grupo TFM for the year ended December 31, 2003 were adversely affected by an 8% decline in automotive shipments year over year and the devaluation of the Mexican peso against the U.S. dollar, which resulted in a reduction of revenues of approximately $34 million during 2003 versus 2002. Similar to KCSR, the increase in operating expenses at Grupo TFM was driven by higher fuel costs, which rose $13.8 million in 2003 versus 2002. Grupo TFM’s interest expense in 2003 increased approximately $15.3 million primarily as a result of increased debt related to TFM’s acquisition of the Mexican government’s ownership of Grupo TFM. For 2003, the fluctuation in the tax benefit was the result of numerous factors, including fluctuations in the foreign exchange rate of the Mexican peso and the U.S. dollar during 2003, as well as lower future Mexican corporate tax rates. These rate changes had the effect of reducing Grupo TFM’s deferred tax asset, thus reducing Grupo TFM’s deferred tax benefit. Fluctuations in the Mexican peso exchange rate also contributed to a $13.7 million exchange loss compared to an exchange loss of $17.4 million for the year ended December 31, 2002. KCS’s equity in net earnings of Grupo TFM was also impacted by our increased ownership of Grupo TFM to 46.6% from 36.9%, which KCS obtained indirectly in July 2002 as a result of the purchase by TFM of the Mexican government’s 24.6% ownership of Grupo TFM.
      For the year ended December 31, 2003, equity in losses from other unconsolidated affiliates was $1.3 million compared to equity in losses from other unconsolidated affiliates of $2.4 million in 2002. In 2003, losses associated with PCRC were $3.1 million compared to $3.8 million in 2002. PCRC is not operating at full capacity as initially planned due to the delay in completion of the port expansion at Balboa. These losses were offset by equity in net earnings from Southern Capital of $1.8 million and $1.4 million for the years ended December 31, 2003 and 2002, respectively.
      Gain on Sale of Mexrail, Inc. Net income for the year ended December 31, 2002 includes a gain on the sale of the Company’s investment in Mexrail of $4.4 million.
      Interest Expense. Consolidated interest expense increased $1.4 million for the year ended December 31, 2003 compared to the year ended December 31, 2002. Interest expense rose due to higher interest rates arising from a shift to more fixed rate debt in June 2002, partially offset by the impact of a lower debt balance. Our debt balance declined $59.2 million during 2003 to $523.4 million at December 31, 2003 from $582.6 million at December 31, 2002.
      Debt Retirement Costs. Net income for the year ended December 31, 2002 was reduced by debt retirement costs of $4.3 million related to the debt refinancing during the second quarter of 2002.
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
      Income Tax Provision (Benefit). For the year ended December 31, 2003, KCS’s income tax provision decreased $9.7 million to a $2.8 million benefit compared to a $6.9 million provision for the year ended December 31, 2002, primarily due to a $63.6 million decline in income before income taxes. This resulted in an effective income tax rate of (600.7)% and 11.3% for the years ended December 31, 2003 and 2002, respectively. Exclusive of equity earnings in Grupo TFM, KCS realized a pre-tax loss of $11.8 million in 2003 compared to pre-tax income of $18.3 million in 2002, resulting in a consolidated effective income tax rate of 23.8% for 2003 compared to 37.7% for 2002. This variance in the effective tax rate was primarily the result of changes in associated book/tax temporary differences, the level of pre-tax income, and the impact of permanent book/tax differences on the effective rate computation.
      Cumulative Effect of Accounting Change. KCS adopted the provisions of SFAS 143 effective January 1, 2003. As a result, we changed our method of accounting for removal costs of certain track structure assets and recorded a benefit of $8.9 million (net of income taxes of $5.6 million) during the first quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Information and Contractual Obligations
      Summary cash flow data follows for the years ended December 31, 2004, 2003 and 2002, respectively: (dollars in millions)

	2004	2003	2002

Cash flows provided by (used for):
Operating activities	$142.7	$68.0	$93.8
Investing activities	(376.8)	(86.0)	(33.0)
Financing activities	137.3	134.4	(66.5)

Net increase (decrease) in cash and cash equivalents	(96.8)	116.4	(5.7)
Cash and cash equivalents at beginning of year	135.4	19.0	24.7

Cash and cash equivalents at end of year	$38.6	$135.4	$19.0

      During the year ended December 31, 2004, our consolidated cash position decreased by $96.8 million from December 31, 2003. The primary sources of cash were as follows: increased borrowing under the Amended 2004 Credit Facility; cash inflows from operating activities; proceeds from the disposal of property; and proceeds from employee stock plans. The primary uses of cash were as follows: funding of the escrow account for purposes of the Acquisition; investments in and loans to affiliates; repayment of debt; costs related to the Acquisition; cash dividends paid; and property acquisitions.
      Operating Cash Flows. KCS’s cash flow from operations has historically been positive and sufficient to fund operations, KCSR roadway capital expenditures, other capital improvements and debt service. External sources of cash (principally bank debt and public debt) have been used to refinance existing indebtedness and to fund acquisitions, new investments and equipment additions. The following table summarizes consolidated operating cash flow information for the years ended December 31, 2004, 2003, and 2002, respectively: (dollars in millions)

	2004	2003	2002

Net income	$24.4	$12.2	$57.2
Depreciation and amortization	53.5	64.3	61.4
Equity in undistributed (earnings) losses of unconsolidated affiliates	4.5	(11.0)	(43.4)
Distributions from unconsolidated affiliates	8.8	—	—
Deferred income taxes	35.9	1.6	21.8
Gains on sales of properties and investments	(3.8)	(6.2)	(20.1)
Tax benefit realized upon exercise of stock options	9.5	2.5	4.5
Cumulative effect of accounting change	—	(8.9)	—
Change in working capital items	1.3	6.3	8.5
Other	8.6	(7.2)	3.9

Net cash flow from operating activities	$142.7	$68.0	$93.8

      Net operating cash flows for 2004 increased $74.7 million to $142.7 million compared to $68.0 million in 2003. This increase in operating cash flows was primarily attributable to an increase in net income, distributions from unconsolidated affiliates, the increase in deferred tax expense recognized in 2004 and the impact of certain tax benefits related to stock options. These factors, which increased operating cash flow, were partially offset by changes in working capital balances relating to the timing of payments and receipts, as well as the discharge of certain non-current liabilities.
      Net operating cash flows for 2003 declined $25.8 million to $68.0 million compared to $93.8 million in 2002. This decrease in operating cash flows was primarily attributable to a reduction of net income and changes in working capital balances, resulting mainly from the timing of payments and receipts, partially offset by the receipt of income tax refunds.
      Investing Cash Flows. Net investing cash outflows were $376.8 million and $86.0 million during the years ended December 31, 2004 and 2003, respectively. This $290.8 million increase was related to the $200.0 million funding of a restricted escrow account in anticipation of the Acquisition of Grupo TFM, the purchase of and loans to Mexrail by KCS, increases in capital expenditures and costs related to the Acquisition of Grupo TFM. As discussed in “Recent Developments — Repurchase of Mexrail Shares by KCS,” KCS repurchased a 51% stake in Mexrail from TFM for $32.7 million and increased its loans to Tex-Mex and Mexrail by approximately $13.4 million. Proceeds of the loans were used by Tex-Mex and Mexrail to fund capital improvements. During 2004, KCS capital expenditures increased by approximately $33.2 million. Consistent with 2003, KCS also incurred approximately $9.5 million of deferred costs associated with the Acquisition of Grupo TFM.
      Net investing cash outflows were $86.0 million and $33.0 million during the years ended December 31, 2003 and 2002, respectively. This $53.0 million increase in investing cash outflows was primarily related to the sale of Mexrail to TFM for $31.4 million in 2002. During 2003, in contemplation of the Acquisition, KCS repurchased a 51% interest in Mexrail for $32.7 million. In accordance with a demand from TFM, KCS sold its interest in Mexrail back to TFM on September 30, 2003 for $32.7 million. As a result of these two Mexrail transactions in 2003, there was no net impact to net investing cash outflows during 2003. Therefore, the impact of the cash received in 2002 from the sale of Mexrail resulted in higher comparable investing cash outflows during 2003. Also impacting net investing cash outflows for 2003 was approximately $9.3 million of costs associated with the Acquisition that have been deferred and included in other investing activities. Additionally, proceeds from the sale of property for 2003 were $3.1 million less than 2002.
      Generally, operating cash flows and borrowings under lines of credit have been used to finance property acquisitions and investments in and loans to affiliates.
      Financing Cash Flows. Financing cash outflows are used primarily for the repayment of debt while financing cash inflows are generated from proceeds from the issuance of long-term debt and proceeds from the issuance of common stock under employee stock plans. During 2004, financing cash flows were also generated through the expansion of the 2004 Credit Facility with net proceeds of $142.4 million. Financing cash flows for 2004, 2003, and 2002 were as follows:

•	Repayment of indebtedness in the amounts of $107.6 million, $59.2 million and $270.9 million in 2004, 2003 and 2002, respectively. Repayment of indebtedness is generally funded through operating cash flows and proceeds from the disposals of property. In 2004, the repayment of debt was funded through financing cash flows. In 2003, the repayment of debt was funded through operating cash flows, proceeds from the disposal of property and the proceeds received from the Convertible Preferred Stock. In 2002, the repayment of indebtedness was funded from the proceeds from the issuance of debt, as well as operating cash flows and proceeds from the disposals of certain assets.

•	The bank facility was refinanced in March 2004 and subsequently amended in December 2004. The borrowing under the bank facility was increased to $250 million from $150 million. Proceeds from the issuance of debt in June 2002 were used to refinance term debt. There were no borrowings during 2003.

•	In 2004, we paid debt issuance costs of $3.8 million related to the Amended 2004 Credit Facility. In 2002, we paid $5.7 million of debt issuance costs related to the $200 million offering in June 2002 of 7 1/2% senior notes due June 15, 2009.

•	Proceeds from the sale of KCS common stock pursuant to employee stock plans were $7.4 million, $5.3 million and $10.3 million in 2004, 2003 and 2002, respectively.

•	Payment of cash dividends were $8.7 million, $4.7 million and $0.2 million in 2004, 2003 and 2002, respectively. Approximately $8.5 million and $4.5 million of dividends were paid in 2004 and 2003, respectively, relating to the Cumulative Preferred Stock and $0.2 million of dividends were paid in each of 2004 and 2003 relating to the Preferred Stock.

      Contractual Obligations. The following table outlines our material obligations under long-term debt and other contractual commitments at December 31, 2004. Typically, payments for these obligations are funded through operating cash flows. If operating cash flows are not sufficient, funds received from other sources, including borrowings under credit facilities and proceeds from property and other asset dispositions might also be available. These obligations are customary transactions similar to those entered into by others in the transportation industry. We anticipate refinancing certain parts of our long-term debt prior to maturity.

		Payments Due by Period

		Less than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

	(Dollars in millions)
Long-term debt (including capital lease obligations)	$665.7	$9.9	$193.2	$461.9	$0.7
Operating leases	426.0	56.5	87.0	69.1	213.4
Locomotive Purchase Commitments	55.0	55.0	—	—	—
Purchase Commitment to Grupo TFM for remaining 49% interest in Mexrail	31.4	31.4	—	—	—
Other contractual obligations(a)	67.8	11.9	8.0	8.0	39.9

Total contractual obligations	$1,245.9	$164.7	$288.2	$539.0	$254.0

(a)	Other contractual obligations include purchase commitments and certain maintenance agreements.
Off-Balance Sheet Arrangements
      As further described in Note 3 to KCS’s Consolidated Financial Statements in Item 8 of this Form 10-K, we hold a 50% interest in Southern Capital, a joint venture that provides us with access to equipment financing alternatives. Southern Capital’s principal operations are the acquisition of locomotives, rolling stock and other railroad equipment and the leasing thereof to KCSR. On June 25, 2002, Southern Capital refinanced the outstanding balance of certain debt through the issuance of 5.7% pass through trust certificates and proceeds from the sale of 50 locomotives. These pass through trust certificates are secured by all of the locomotives and rolling stock owned by Southern Capital and rental payments payable by KCSR under the operating leases of the equipment owned by Southern Capital. As Southern Capital is a 50% owned unconsolidated joint venture, this debt is not reflected in KCS’ Consolidated Balance Sheets, which are included in Item 8 of this Form 10-K.
      As discussed in “Recent Developments — Mexican Government’s Put Rights with Respect to TFM Stock,” TMM and KCS, or either TMM or KCS, could be required to purchase the Mexican government’s interest in TFM. If KCS and TMM, or either KCS or TMM individually had been required to purchase the Mexican government’s 20% interest in TFM, the total purchase price would have been approximately $468 million as of December 31, 2004. If the Acquisition is consummated, KCS will assume TMM’s rights, duties and obligations with respect to the purchase of the TFM shares subject to the Put. We are exploring various alternatives for financing this transaction. It is anticipated that this financing, if necessary, can be accomplished by using capital markets. No commitments for such financing have been obtained at this time.
      Also, as described in Note 3 to KCS’s Consolidated Financial Statements in Item 8 of this Form 10-K, under the terms of the loan agreement with International Finance Corporation (“IFC”), we are a guarantor for up to $5.6 million of associated debt. Also, if PCRC terminates the concession contract without the IFC’s consent, we are a guarantor for up to 50% of the outstanding senior loans. Furthermore, we are a guarantor for up to $3.0 million of the equipment loans and approximately $100,000 relating to the other capital leases.
      On March 28, 2005, PCRC and the IFC finalized an agreement whereby PCRC would redeem the shares subscribed and owned by the IFC pursuant to the IFC Subscription. Under the agreement, PCRC will pay to the IFC $10.5 million. These shares have a recorded value of $5.0 million and approximately $2.6 million in accrued unpaid dividends. When the transaction is completed, PCRC will record an additional cost of approximately $2.9 million to reflect the premium paid to IFC and, as a result, KCS expects to record its share of this cost of approximately $1.5 million in recording its equity in earnings of PCRC in the first quarter of 2005.
Capital Expenditures
      Capital improvements for KCSR roadway track structures have historically been funded with cash flows from operations and external debt. We have historically used equipment trust certificates for major purchases of locomotives and rolling stock, while using internally generated cash flows or leasing for other equipment. Through our Southern Capital joint venture, we have the ability to finance railroad equipment, and therefore, have increasingly used lease-financing alternatives for our locomotives and rolling stock.
      The following table summarizes the cash capital expenditures by type for 2004, 2003 and 2002, respectively.

Capital Expenditure Category	2004	2003	2002

	(Dollars in millions)
Track infrastructure	$57.2	$52.9	$40.4
Locomotives, freight cars and other equipment	22.6	14.9	15.3
Facilities and capacity projects	27.4	6.8	16.2
Information technology	5.4	3.8	6.0
Other	4.6	5.6	—

Total capital expenditures	$117.2	$84.0	$77.9

      Internally generated cash flows and borrowings under our line of credit were used to finance capital expenditures. Internally generated cash flows and borrowings are expected to be used to fund capital programs for 2005, currently estimated at approximately $144.0 million, of which, approximately $55.0 million has been earmarked for new locomotive power.
KCSR Maintenance
      KCSR, like other railroads, is required to maintain its own property infrastructure. Portions of roadway and equipment maintenance costs are capitalized and other portions are expensed (as components of material and supplies, purchased services and others), as appropriate. Maintenance and capital improvement programs are in conformity with the Federal Railroad Administration’s track standards and are accounted for in accordance with applicable regulatory accounting rules. We expect to continue funding roadway and equipment maintenance expenditures with internally generated cash flows. Maintenance expenses (exclusive of amounts capitalized) for way and structure (roadbed, rail, ties, bridges, etc.) and equipment (locomotives and rail cars) for the three years ended December 31, 2004, 2003 and 2002, respectively, as a percentage of KCSR revenues were as follows (dollars in millions):

	KCSR Maintenance

	Way and Structure		Equipment

		Percent of		Percent of
	Amount	Revenue	Amount	Revenue

2004	$46.4	7.3%	$39.6	6.2%
2003	41.1	7.1	42.5	7.3
2002	43.6	7.7	48.2	8.5

Capital Structure
      Components of our capital structure are as follows (dollars in millions).

	2004	2003

Debt due within one year	$9.9	$9.9
Long-term debt	655.8	513.5

Total debt	665.7	523.4
Stockholders’ equity	1,024.5	963.7

Total debt plus equity	$1,690.2	$1,487.1

Total debt as a percent of
Total debt plus equity (“debt ratio”)	39.4%	35.2%

      Our consolidated debt ratio as of December 31, 2004 increased 4.2 percentage points compared to December 31, 2003 as a result of an increase in debt partially offset by an increase in stockholders’ equity. Total consolidated debt increased $142.3 million as a result of additional borrowings under the Amended 2004 Credit Facility, partially offset by repayments of principal. Additionally, KCS repaid approximately $50 million of long term debt during December of 2003. The $50 million was then subsequently refinanced under the 2004 Credit Facility in the first quarter of 2004. Stockholders’ equity increased $60.8 million primarily as a result of the reclassification from other liabilities of the tax benefits associated with the settlement of the dispute with Stilwell of $27.1 million, $24.4 million in net income and $9.5 million of tax benefits associated with current year exercise of stock options offset by $8.7 million in preferred stock dividends.
Shelf Registration Statements and Public Securities Offerings
      Kansas City Southern currently has two shelf registration statements on file with the SEC (“Initial Shelf” — Registration No. 33-69648; “Second Shelf” — Registration No. 333-61006). Securities in the aggregate amount of $300 million remain available under the Initial Shelf and securities in the aggregate amount of $450 million remain available under the Second Shelf. To date, no securities have been issued under either the Initial Shelf or Second Shelf.
Overall Liquidity
      During March 2004, we refinanced the former credit facility, including the revolving credit facility. Under the terms of the new 2004 Credit Facility, we borrowed $150 million under the new Term B Loan Facility due March 2008. Additionally, the 2004 Credit Facility provides for the new 2004 Revolving Credit Facility, which expires in March 2007, with a maximum borrowing amount of $100 million. As of December 31, 2004, no amounts had been borrowed under the 2004 Revolving Credit Facility. The 2004 Credit Facility contains, among other provisions, various financial covenants. We are in compliance with these provisions, including the financial covenants as of December 31, 2004. At December 31, 2004, KCS had available borrowing under the 2004 Revolving Credit Facility in the full amount of $100 million. As a result of these financial covenants, our borrowings under the 2004 Revolving Credit Facility may be restricted. We do anticipate borrowings from time to time under the 2004 Revolving Credit Facility during 2005. On December 22, 2004, we amended the 2004 Credit Facility to among other things, increase the Term B Loan Facility by $100.0 million to a total outstanding amount of approximately $249 million.
      As described in “Recent Developments — KCS and TMM Enter into Amended Acquisition Agreement,” we entered into the Acquisition Agreement with TMM and other parties under which KCS ultimately would acquire control of TFM through the purchase of shares of common stock of Grupo TFM. Under the terms of the Acquisition Agreement, KCS would acquire all of the interest of TMM in Grupo TFM for $200.0 million in cash, 18 million shares of KCS common stock, and promissory notes in the aggregate principal amount of $47.0 million to be (held in an escrow account and reduced and released in accordance with the terms of an escrow agreement). In addition, pursuant to the Acquisition Agreement, upon successful resolution related to the VAT Claim and the Mexican government’s Put, KCS would pay TMM up to $110.0 million payable in a combination of cash and KCS common stock. At December 31, 2004, KCS funded the restricted escrow account with $200.0. The $200.0 million was financed with cash on hand plus the additional $100.0 million borrowed under the Amended 2004 Credit Facility.
      As discussed in “Recent Developments — Mexican Government’s Put Rights with Respect to TFM Stock,” TMM and KCS, or either TMM or KCS, could be required to purchase the Mexican government’s interest in TFM. If KCS and TMM, or either KCS or TMM individually had been required to purchase the Mexican government’s 20% interest in TFM, the total purchase price would have been approximately $468 million as of December 31, 2004. If the Acquisition is consummated, KCS will assume TMM’s rights, duties and obligations with respect to the purchase of the TFM shares subject to the Put. We are exploring various alternatives for financing this transaction. It is anticipated that this financing, if necessary, can be accomplished by using capital markets. No commitments for such financing have been obtained at this time.
      We believe, based on current expectations, that our cash and other liquid assets, operating cash flows, access to capital markets, borrowing capacity, and other available financing resources are sufficient to fund anticipated operating, capital and debt service requirements and other commitments through 2005. Also, if necessary, we believe that we will be able to obtain the necessary financing to fund the Acquisition and the purchase of the Mexican government’s 20% interest in TFM. Our operating cash flow and financing alternatives, however, can be impacted by various factors, some of which are outside of our control. For example, if we were to experience a substantial reduction in revenues or a substantial increase in operating costs or other liabilities, our operating cash flows could be significantly reduced. Additionally, we are subject to economic factors surrounding capital markets and our ability to obtain financing under reasonable terms is subject to market conditions. Further, our cost of debt can be impacted by independent rating agencies, which assign debt ratings based on certain credit measurements such as interest coverage and leverage ratios. During 2004, Moody’s downgraded our debt rating. This reduction in our debt rating did not have any impact on our interest rates or financial covenant ratios, but could adversely impact borrowing costs in the future. Standard and Poor’s currently has the Company on credit watch.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
      KCS’s accounting and financial reporting policies are in conformity with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management believes that the following accounting policies and estimates are critical to an understanding of KCS’s historical and future performance. Management has discussed the development and selection of the following critical accounting estimates with the Audit Committee of KCS’s Board of Directors and the Audit Committee has reviewed the related disclosures.
Depreciation of Property, Plant and Equipment
      The railroad industry is extremely capital intensive. Plant maintenance and the depreciation of operating assets constitute a substantial operating expense for KCS, as well as the railroad industry as a whole. We capitalize costs relating to additions and replacements of property, plant and equipment and depreciate it consistent with industry standards and rules established by the STB. The cost of property, plant and equipment normally retired, less salvage value, is charged to depreciation expense over the estimated life of the operating assets using composite straight-line rates for financial statement purposes. The STB approves the depreciation rates used by KCSR (excluding the amortization of computer software). KCSR periodically conducts studies of depreciation rates for properties and equipment and implements approved changes, as necessary, to depreciation rates. These studies take into consideration the historical retirement experience of similar assets, the current condition of the assets, current operations and potential changes in technology, estimated salvage value of the assets, and industry regulations. For all other consolidated subsidiaries, depreciation is derived based upon the asset value in excess of estimated salvage value using the straight-line method over the estimated useful lives of the assets for financial reporting purposes. Depreciation is based upon estimates of the useful lives of assets as well as their net salvage value at the end of their useful lives. Estimation of the useful lives of assets that are long-lived as well as their salvage value requires significant management judgment. Accordingly, management believes that accounting estimates related to depreciation expense are critical.
      For the year ended December 31, 2004, changes were made to certain depreciation rates. As described above, depreciation is computed using group straight-line rates for financial statement purposes, which require approval of the STB. During the year ended December 31, 2003, the registrant engaged a civil engineering firm with expertise in railway property usage to conduct a study to evaluate depreciation rates for properties and equipment. The study centered on evaluating actual historical replacement patterns to assess future lives and indicated that KCS was depreciating its property over shorter periods than we actually utilize the assets, as estimated by the study. Specifically, the average rate applied to the Road and Structures Asset class (primarily rail, railroad ties and bridges — with a depreciable cost of approximately $1.5 billion) decreased approximately 0.7%, while the average rate applied to the Rolling Stock and Equipment Asset class (locomotives and railcars with a depreciable cost of approximately $263.5 million) decreased approximately 0.5%. The effect of this change in estimate on net income was approximately $8.0 million, net of tax of $5.0 million ($0.12 per share, on a diluted basis), for the year ended December 31, 2004.
      Currently, KCS depreciates its operating assets, including road and structures, rolling stock and equipment, and capitalized leases over a range of 3 to 120 years depending upon the estimated life of the particular asset. KCS amortizes computer software over a range of 3 to 12 years depending upon the estimated useful life of the software. In addition to the adjustment to rates as a result of the depreciation studies, certain other events could occur that would materially effect the Company’s estimates and assumptions related to depreciation. Unforeseen changes in operations or technology could substantially alter our assumptions regarding our ability to realize the return of our investment in operating assets and, therefore, affect the amount of depreciation expense to charge against both current and future revenues. Because depreciation expense is a function of analytical studies made of property, plant and equipment, subsequent studies could result in different estimates of useful lives and net salvage values. If future depreciation studies yield results indicating that our assets have shorter lives as a result of obsolescence, physical condition, changes in technology or changes in net salvage values, the estimate of depreciation expense could increase. Likewise, if future studies indicate that assets have longer lives, the estimate of depreciation expense could decrease.
      For the year ended December 31, 2004, consolidated depreciation expense (after implementation of the new rates resulting from the 2003 study) was $53.5 million, representing 9.6% of consolidated operating expenses. For the year ended December 31, 2003, consolidated depreciation expense (prior to implementation of the new rates resulting from the 2002 study) was $64.3 million, representing 11.6% of consolidated operating expenses. Had the new depreciation rates been implemented in 2003, depreciation expense would have declined approximately $12.0 million or 18.7%.
Provision for Environmental Remediation
      Our operations are subject to extensive federal, state and local environmental laws and regulations. The major environmental laws to which we are subject include, among others, the Federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA,” also known as the Superfund law), the Toxic Substances Control Act, the Federal Water Pollution Control Act, and the Hazardous Materials Transportation Act. CERCLA can impose joint and several liability for cleanup and investigation costs, without regard to fault or legality of the original conduct, on current and predecessor owners and operators of a site, as well as those who generate, or arrange for the disposal of, hazardous substances. The risk of incurring environmental liability is inherent in the railroad industry. We own property that is, or has been, used for industrial purposes. Use of these properties may subject KCS to potentially material liabilities relating to the investigation and cleanup of contaminants, claims alleging personal injury, or property damage as the result of exposures to, or release of, hazardous substances.
      KCS conducts studies, as well as site surveys, to determine the extent of environmental damage and the necessary requirements to remediate this damage. These studies incorporate the analysis of our internal environmental engineering staff and consultation with legal counsel. From these studies and surveys, a range of estimates of the costs involved is derived and a liability and related expense for environmental remediation is recorded within this range. Our recorded liabilities for these issues represent our best estimates (on an undiscounted basis) of remediation and restoration costs that may be required to comply with present laws and regulations. These estimates are based on forecasts of the total future direct costs related to environmental remediation. These estimates change periodically as additional or better information becomes available as to the extent of site remediation required, if any. In addition, advanced technologies related to the detection, appropriate remedial course of action and anticipated cost can influence these estimates. Certain changes could occur that would materially affect our estimates and assumptions related to costs for environmental remediation. If KCS becomes subject to more stringent environmental remediation costs at known sites, if we discover additional contamination, discover previously unknown sites, or become subject to related personal or property damage, KCS could incur material costs in connection with its environmental remediation. Accordingly, management believes that estimates related to the accrual of environmental remediation liabilities are critical to our results of operations.
      For the year ended December 31, 2004, the expense related to environmental remediation was $2.3 million and is included as purchased services expense on the consolidated statements of income. Additionally, as of December 31, 2004, KCS has a total liability recorded for environmental remediation of $3.4 million. This amount was derived from a range of reasonable estimates based upon the studies and site surveys described above and in accordance with SFAS 5. For environmental remediation sites known as of December 31, 2004, if the highest estimate from the range (based upon information presently available) were recorded, the total estimated liability would have increased approximately $3.9 million.
Provision for Casualty Claims
      Due to the nature of railroad operations, claims related to personal injuries and third party liabilities resulting from crossing collisions, as well as claims related to personal property damage and other casualties is a substantial expense to KCS. Claims are estimated and recorded for known reported occurrences as well as for incurred but not reported (“IBNR”) occurrences. Consistent with the general practice within the railroad industry, our estimated liability for these casualty expenses is actuarially determined on an undiscounted basis. In estimating the liability for casualty claims, we obtain an estimate from an independent third party actuarial firm, which calculates an estimate using historical experience and estimates of claim costs as well as numerous assumptions regarding factors relevant to the derivation of an estimate of future claim costs. Employees are compensated for work related personal injury claims according to provisions contained within the Federal Employers’ Liability Act (“FELA”).
      Our accounting policy has been to accrue for occupational injury claims that have been asserted against KCS, based upon management’s estimate of the cost of each case. In the case of occupational injury claims, specifically asbestos related claims, incurred but not yet reported, management believes that a provision for such claims cannot be reasonably estimated as required by Statement of Financial Accounting Standard Number 5 “Accounting for Contingencies.” (“SFAS 5”). This is due to our low number of claims, the lack of detailed records of the population of potentially exposed employees, and the wide range of possible outcomes of such claims. Management believes that any type of estimate of the potential liability for asbestos related claims not yet reported would not be significant to the Company’s financial condition or results of operations.
      Personal injury and casualty claims are subject to a significant degree of uncertainty, especially estimates related to IBNR personal injuries for which a party has yet to assert a claim and, therefore, the degree to which injuries have been incurred and the related costs have not yet been determined. In estimating costs related to casualty claims, management must make assumptions regarding future costs. The cost of casualty claims is related to numerous factors, including the severity of the injury, the age of the claimant, and the legal jurisdiction. In deriving an estimate of the provision for casualty claims, management must make assumptions related to substantially uncertain matters. Changes in the assumptions used for actuarial studies could have a material effect on the estimate of the provision for casualty claims. Management believes that the accounting estimate related to the liability for personal injuries and other casualty claims is critical to our results of operations.

      For the year ended December 31, 2004, casualty expense was approximately $17.7 million and was included in casualties and insurance expense in the consolidated statements of income. Based on the methods described above, as of December 31, 2004, a range of liability of $52.8 to $57.4 million was established. Based on the information available, our recorded liability for casualty claims was $52.8 million. For the year ended December 31, 2004, the provision for casualty expense represented 3.2% of consolidated operating expenses. For purposes of earnings sensitivity analysis, if the December 31, 2004 reserve were adjusted (increased or decreased) 10%, casualty expense would have changed $5.3 million.
Provision for Income Taxes
      Deferred income taxes represent a substantial liability of KCS. For financial reporting purposes, management determines our current tax liability, as well as deferred tax assets and liabilities. In accordance with the liability method of accounting for income taxes as specified in Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes,” the provision for income taxes is the sum of income taxes both currently payable and deferred into the future. Currently payable income taxes represent the liability related to KCS’s income tax return for the current year while the net deferred tax expense or benefit represents the change in the balance of deferred tax assets or liabilities as reported on the balance sheet. The changes in deferred tax assets and liabilities are determined based upon the changes in differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes as measured using the enacted tax rates that management estimates will be in effect when these differences reverse. In addition to estimating the future tax rates applicable to the reversal of tax differences, management must also make certain assumptions regarding whether tax differences are permanent or temporary. If the differences are temporary, management must estimate the timing of their reversal, and whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets of KCS. Accordingly, management believes that the estimate related to the provision for income taxes is critical to our results of operations.
      For the years ended December 31, 2004, 2003, and 2002, management made no material changes in its assumptions regarding the determination of the provision for income taxes. However, certain events could occur that would materially affect our estimates and assumptions regarding deferred taxes. Changes in current tax laws and applicable enacted tax rates could affect the valuation of deferred tax assets and liabilities, thereby impacting our income tax provision. Additionally, significant declines in taxable operating income could materially impact the realizable value of deferred tax assets.
      As of December 31, 2004, our financial reporting basis exceeded the tax basis of our investment in Grupo TFM by approximately $90 million. Management has not provided a deferred income tax liability for the income taxes, if any, that would become payable upon the realization of this basis difference because management considers Grupo TFM to be a foreign corporate investment and anticipates that Grupo TFM’s earnings will be permanently invested in Grupo TFM. Likewise, management has no plans to realize this basis differential by a sale of its investment in Grupo TFM. If management were to change this assumption in determining its provision for deferred taxes, the impact on earnings could be significant. If the Company were to realize this basis difference in the future by a receipt of dividends or the sale of its investment in Grupo TFM, as of December 31, 2004, the Company could incur additional gross federal income taxes of approximately $31.3 million, which may be partially or fully offset by Mexican income taxes that could be available to reduce U.S. federal income taxes.
      For the year ended December 31, 2004, KCS’s income tax provision was $23.6 million. Changes in management’s estimates and assumptions regarding the enacted tax rate applied to deferred tax assets and liabilities, the ability to realize the value of deferred tax assets, or the timing of the reversal of tax basis differences could potentially impact the provision for income taxes. Changes in these assumptions could potentially change the effective tax rate. A 10% change in the effective tax rate from 49.1% (exclusive of the equity in earnings of Grupo TFM — see “Results of Operations — Income Tax Provision (Benefit)”) to 59.1% would increase the current year income tax provision approximately $5 million.

Equity in Net Earnings of Grupo TFM
      Equity in the earnings of unconsolidated affiliates is a significant component of KCS’s net income. For financial reporting purposes, we record equity in the net earnings of our unconsolidated affiliates in accordance with the provisions of Accounting Principles Board Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock.” For our investment in Grupo TFM, the equity in net earnings recorded by the Company is materially impacted by estimates included in Grupo TFM’s tax computation. These estimates are dependent to a certain extent on changes in Mexican tax rates, fluctuations in the Mexican rate of inflation and changes in the exchange rate between the U.S. dollar and the Mexican peso. To determine the income tax provision (benefit) and the value of deferred tax assets and liabilities, Grupo TFM and KCS management must make assumptions and estimates related to material amounts into the future. Accordingly, management of KCS believes that the accounting estimate made by Grupo TFM and KCS management related to Grupo TFM’s provision for income taxes is a “critical accounting estimate” due to its significant impact on our results of operations.
      Effective January 1, 2002, Mexico implemented changes in its income tax laws that had an impact on KCS’s equity in Grupo TFM’s earnings reported under the equity method of accounting. Beginning in 2003, the Mexican legislature revised the corporate income tax rate reducing it from 35% to 32% in one-percent increments. Implementation of these lower corporate income tax rates was accelerated in 2004 through further legislation reducing the corporate tax rate from 33% in 2004 to 30% in 2005, with further reductions in 2006 and 2007 through one-percent increments. Reflecting this change in tax rates, combined with inflation and currency impacts, management’s assumptions and estimates related to the value of Grupo TFM’s deferred tax asset and deferred profit sharing as of December 31, 2004 was approximately $253 million. The provision for income taxes and the value of Grupo TFM’s net deferred tax assets could be further impacted by changes in the rate of inflation in Mexico, provisions within Mexican tax law that provide for inflation indexation for tax purposes, as well as changes in the exchange rate between the U.S. dollar and the Mexican peso. Changes in these estimates could have a material impact on the Company’s equity in earnings of Grupo TFM.
OTHER
      Management Control System. On July 14, 2002, KCSR initiated the transition from its legacy operating system to a platform called MCS (Management Control System). This state-of-the-art system is designed to provide better analytical tools for management to use in its decision-making processes. MCS, among other things, delivers work orders to yard and train crews to ensure that the service being provided reflects what was sold to the customer. The system also tracks individual shipments as they move across the rail system, compares that movement to the service sold to the customer and automatically reports the shipment’s status to the customer and to operations management. If a shipment falls behind schedule, MCS automatically generates alerts and action recommendations so that corrective action can be promptly initiated.
      During the second half of 2002, KCS’s operating results were impacted by higher operating costs and some temporary traffic diversions caused by congestion directly related to the implementation of MCS. The MCS implementation slowed the railroad as employees learned to respond to the data discipline demanded by this system. The initial difficulties experienced by office and field personnel in transitioning to this new platform led to the congestion issues and operating inefficiencies, which contributed to a decline in 2002 consolidated operating income. By mid-November 2002, however, our operations began to experience improved transit times and terminal activities as MCS capabilities began to be fully integrated into KCS management processes, and operations were virtually recovered by the end of 2002. Operating statistics, such as terminal dwell time, train velocity and cars on-line, significantly improved during 2003 continuing through 2004, confirming this recovery. See “Results of Operations” for further information.
      Derivative Instruments. KCS does not engage in the trading of derivatives. Our objective for using derivative instruments is to manage our fuel and interest rate risk to mitigate the impact of fluctuations in fuel prices, and interest rates. We account for derivative transactions under Statement of Financial Accounting Standards 133 “Accounting for Derivative Instruments and Hedging Activities” as amended, as set forth in Note 2 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

      In general, we enter into derivative transactions in limited situations based on management’s assessment of current market conditions and perceived risks. Management intends to respond to evolving business and market conditions in order to manage risks and exposures associated with our various operations, and in so doing, may enter into such transactions more frequently as deemed appropriate.
      Fuel Derivative Transactions. Fuel expense is a significant component of our operating expenses. Fuel costs are affected by (i) traffic levels, (ii) efficiency of operations and equipment, and (iii) fuel market conditions. To stabilize the price for future fuel purchases and protect our operating results against adverse fuel price fluctuations, from time to time, KCSR enters into transactions, such as forward purchase commitments and commodity swap transactions. These derivative instruments hedge against fluctuations in the price of No. 2 Gulf Coast Heating Oil, the commodity on which KCSR’s diesel fuel prices are determined. Using these risk management strategies, we are able to reduce our risk related to rising diesel fuel prices. These derivative transactions are correlated to market benchmarks and positions are monitored to ensure that they will not exceed actual fuel requirements in any period. See Item 7A and Note 10 in the Notes to KCS’s Consolidated Financial Statements in Item 8 of this Form 10-K.
      Foreign Exchange Matters. In connection with our investment in Grupo TFM, matters arise with respect to financial accounting and reporting for foreign currency transactions and for translating foreign currency transactions into U.S. dollars. KCS follows the requirements outlined in Statement of Financial Accounting Standards No. 52 “Foreign Currency Translation” (“SFAS 52”), and related authoritative guidance. Grupo TFM uses the U.S. dollar as its functional currency. Equity earnings (losses) from Grupo TFM included in our results of operations reflect our share of any such translation gains and losses that Grupo TFM records in the process of translating certain transactions from Mexican pesos to U.S. dollars. Results of our investment in Grupo TFM are reported under U.S. GAAP, while Grupo TFM reports its financial results under IFRS. Because we are required to report our equity earnings (losses) in Grupo TFM under U.S. GAAP and Grupo TFM reports under IFRS, differences in deferred income tax calculations and the classification of certain operating expense categories occur.
      We continue to evaluate existing alternatives with respect to utilizing foreign currency instruments to hedge our U.S. dollar investment in Grupo TFM as market conditions change or exchange rates fluctuate. At each of December 31, 2004 and 2003, we had no outstanding foreign currency hedging instruments.
      Litigation. The Company is a party to various legal proceedings and administrative actions, all of which are of an ordinary, routine nature and incidental to its operations. Included in these proceedings are various tort claims brought by current and former employees for job related injuries and by third parties for injuries related to railroad operations. We aggressively defend these matters and have established liability reserves which management believes are adequate to cover expected costs. Although it is not possible to predict the outcome of any legal proceeding, in the opinion of the Company’s management, such proceedings and actions should not, individually, or in the aggregate, have a material adverse effect on the Company’s financial condition.
      Stilwell Tax Dispute. On October 15, 2004, KCS and Janus Capital Group Inc. (“Janus”), formerly Stilwell Financial Inc. (“Stilwell”), finalized a settlement agreement (“Release”), effecting settlement of all disputes which arose on or before August 13, 2004 relating to the spin-off of Stilwell from KCS on July 12, 2000 (the “Spin-off”). As part of the settlement, all arbitration claims filed by the parties with the American Arbitration Association were dismissed. This claim involved the entitlement to compensation expense deductions for federal income tax purposes, associated with the exercise of certain stock options issued by Stilwell (the “Substituted Options”) in connection with the Spin-off. Prior to the settlement, amounts related to the tax benefits of exercises of the Substituted Options were recorded as a noncurrent liability in the consolidated financial statements pending resolution of this dispute. As a result of this settlement, the Company reclassified approximately $27.1 million in tax benefits from previous exercises of the Substituted Options to additional paid in capital on the balance sheet. As previously disclosed, the settlement had no adverse consequences to the Company.
      Environmental Matters. As discussed above in “Critical Accounting Policies and Estimates,” our operations, as well as those of our competitors, are subject to extensive federal, state and local environmental laws and regulations. Certain laws and regulations can impose joint and several liability for cleanup and investigation costs, without regard to fault or legality of the original conduct, on current and predecessor owners and operators of a site, as well as those who generate, or arrange for the disposal of, hazardous substances. We do not foresee that compliance with the requirements imposed by the current environmental legislation will impair our competitive capability or result in any material additional capital expenditures, operating or maintenance costs. However, stricter environmental requirements relating to our business, which may be imposed in the future, could result in significant additional costs.
      The risk of incurring environmental liability is inherent in the railroad industry. Our operations involve the use and, as part of serving the petroleum and chemicals industry, transportation of hazardous materials. KCSR has a professional team available to respond and handle environmental issues that might occur in the transport of such materials. KCSR also is a partner in the Responsible Care® program and, as a result, has initiated certain additional environmental, health and safety practices. KCSR performs ongoing review and evaluation of the various environmental programs and issues within it’s operations, and, as necessary, takes actions to limit it’s exposure to environmental liabilities.
      Although we are responsible for investigating and remediating contamination at several locations, based on currently available information, we do not expect any related liabilities, individually or collectively, to have a material impact on our results of operations, financial position or cash flows. In the event that we do become subject to more stringent cleanup requirements at these sites, discover additional contamination, or become subject to related personal or property damage claims, we could incur material costs in connection with these sites.
      KCSR has been named a Potential Responsible Party (PRP) in connection with a former foundry site in Alexandria, Louisiana. A small portion of this property was owned through a former subsidiary during the years 1924 to 1974 and leased to a small foundry operator. The foundry operator, Ruston Foundry, ceased operations in early 1990. The site is on the CERCLA National Priorities List of contaminated sites. The United States Environmental Protection Agency has completed a Record of Decision of the site. Management is in the process of negotiating a settlement with respect to this site and continues to evaluate its potential financial statement impact. Management has recorded its best estimate of potential liability of $1.7 million as of December 31, 2004 related to potential remediation costs at this site. Further evaluation is ongoing and any remaining exposure is not expected to have a material effect on the Company’s results of operations, financial condition, or cash flows.
      KCS records liabilities for remediation and restoration costs related to past activities when our obligation is probable and the costs can be reasonably estimated. Costs of ongoing compliance activities to current operations are expensed as incurred. Our recorded liabilities with respect to these various environmental issues represent our best estimates of remediation and restoration costs that may be required to comply with present laws and regulations. Although these costs cannot be predicted with certainty, management believes that the ultimate outcome of identified matters will not have a material adverse effect on our consolidated results of operations, financial condition or cash flows.
      Recent Accounting Pronouncements See Note 2 in the Notes to KCS’s Consolidated Financial Statements in Item 8 of this Form 10-K for information relative to recent accounting pronouncements.
      Regulatory Influence. In addition to the environmental agencies mentioned above, KCSR’s operations are regulated by the STB, various state regulatory agencies, and the Occupational Safety and Health Administration (“OSHA”). State agencies regulate some aspects of rail operations with respect to health and safety and in some instances, intrastate freight rates. OSHA has jurisdiction over certain health and safety features of railroad operations. We do not foresee that regulatory compliance under present statutes will impair our competitive capability or result in any material effect on our results of operations, financial condition or cash flows.
      Inflation. U.S. GAAP requires the use of historical costs. Replacement cost and related depreciation expense of KCS’s property would be substantially higher than the historical costs reported. Any increase in expenses from these fixed costs, coupled with variable cost increases due to significant inflation, would be difficult to recover through price increases given the competitive environments of our principal subsidiaries.

Higher fuel prices have impacted KCSR’s operating results in 2004, 2003 and 2002. During the year ended December 31, locomotive fuel expenses as a percentage of KCSR’s total costs and expenses were 12.6%, in 2004, compared to 9.2% in 2003 and 7.7% in 2002. See also “Foreign Exchange Matters” above with respect to inflation in Mexico.
      Significant Customer. Our largest coal customer accounted for approximately 56.1% of our coal revenues and approximately 8.1% of our total revenues for the year ended December 31, 2004. The loss of all or a significant part of this business, or a service outage at one the facilities that KCSR serves, could materially adversely affect our financial condition, results of operations and cash flows.
CAUTIONARY INFORMATION
      The discussions set forth in this Annual Report on Form 10-K contain statements concerning potential future events. Such forward-looking statements are based upon assumptions by KCS’s management, as of the date of this Annual Report, including assumptions about risks and uncertainties faced by KCS. In addition, management may make forward-looking statements orally or in other writings, including, but not limited to, in press releases, in the annual report to shareholders and in KCS’s other filings with the Securities and Exchange Commission. Readers can identify these forward-looking statements by the use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. These statements involve a number of risks and uncertainties. Actual results could materially differ from those anticipated by such forward-looking statements. Such differences could be caused by a number of factors or combination of factors including, but not limited to, the factors identified below and the factors discussed above under the heading “Risk Factors.” Readers are strongly encouraged to consider these factors when evaluating any forward-looking statements concerning KCS.

•	whether we are fully successful in executing our business strategy, including capitalizing on NAFTA trade to generate traffic and increase revenues, exploiting our domestic opportunities, establishing new and expanding existing strategic alliances and marketing agreements and providing superior customer service;

•	whether KCS is successful in retaining and attracting qualified management personnel;

•	whether KCS is able to generate cash that will be sufficient to allow us to pay principal and interest on our debt and meet our obligations and to fund our other liquidity needs;

•	whether we are able to complete the Acquisition;

•	our ability to satisfy our contingent obligation to purchase shares of TFM, owned by the government of Mexico;

•	material adverse changes in economic and industry conditions, both within the United States and globally;

•	the effects of adverse general economic conditions affecting customer demand and the industries and geographic areas that produce and consume commodities carried;

•	industry competition, conditions, performance and consolidation;

•	general legislative and regulatory developments, including possible enactment of initiatives to re-regulate the rail industry;

•	legislative, regulatory, or legal developments involving taxation, including enactment of new federal or state income tax rates, revisions of controlling authority, and the outcome of tax claims and litigation;

•	changes in securities and capital markets;

•	natural events such as severe weather, fire, floods, earthquakes or other disruptions of our operating systems, structures and equipment;

•	any adverse economic or operational repercussions from terrorist activities and any governmental response thereto;

•	war or risk of war;

•	changes in fuel prices;

•	changes in labor costs and labor difficulties, including stoppages affecting either our operations or our customers’ abilities to deliver goods to it for shipment; and

•	outcome of claims and litigation, including those related to environmental contamination, personal injuries and occupational illness from hearing loss, repetitive motion and exposure to asbestos and diesel fumes.
      We caution against placing undue reliance on forward-looking statements, which reflect our current beliefs and are based on information currently available to us as of the date a forward-looking statement is made. We undertake no obligation to revise forward-looking statements to reflect future events, changes in circumstances, or changes in beliefs. In the event we do update any forward-looking statement, no inference should be made that we will make additional updates with respect to that statement, related matters, or any other forward-looking statements. Any corrections or revisions may appear in our public filings with the Securities and Exchange Commission, which are accessible at www.sec.gov, and on our website at www.kcsi.com and which investors are advised to consult.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      KCS utilizes various financial instruments that have certain inherent market risks. Generally, these instruments have not been entered into for trading purposes. The following information, together with information included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K and Note 10 of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K, which are hereby incorporated by reference, describe the key aspects of certain financial instruments that have market risk to KCS.
Interest Rate Sensitivity
      Our floating-rate indebtedness totaled $249.2 million and $98.5 million at December 31, 2004 and 2003, respectively. Our variable rate debt, comprised of a revolving credit facility and a term loan, accrues interest based on target interest indexes (e.g., London Interbank Offered Rate — “LIBOR,” federal funds rate, etc.) plus an applicable spread, as set forth in the credit agreement. As a result of the 2002 refinancing of $200 million of variable rate debt with the 7 1/2% Notes, we have been able to reduce our sensitivity to fluctuations in interest rates compared to previous years. However, given the balance of $249.2 million variable rate debt at December 31, 2004, we are still sensitive to fluctuations in interest rates. For example, a hypothetical 100 basis points increase in each of the respective target interest indexes would result in additional interest expense of approximately $2.5 million on an annualized basis for the floating-rate instruments held by KCS as of December 31, 2004.
      Based upon the borrowing rates available to KCS and its subsidiaries for indebtedness with similar terms and average maturities, the fair value of our long-term debt was approximately $704 million at December 31, 2004 and $558 million at December 31, 2003.
Commodity Price Sensitivity
      As described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other — Derivative Instruments” of this Form 10-K, KCS participates in diesel fuel purchase commitment and swap transactions. At December 31, 2004, KCS was a party to one fuel swap agreement. Based on market prices at December 31, 2004, we would receive payments from the third party counterparty of approximately $1.1 million on the settlement date of the agreement, representing the excess of the current market price over the agreed upon swap price. If market prices of fuel dropped below the swap price, then KCS would be obligated to pay an amount equal to the difference between the market price and the swap price for each gallon of fuel hedged. At December 31, 2003, based on market prices in effect at that time, we would have received payments from the third party counterparty of approximately $0.9 million on the settlement date of the agreement, representing the excess of the current market prices over the agreed upon swap price. A hypothetical 10% increase in the price of diesel fuel would have resulted in additional fuel expense of approximately $6.6 million for the year ended December 31, 2004.

      At December 31, 2004, we held fuel inventories for use in operations. These inventories were not material to our overall financial position. With the exception of the 4% of fuel currently hedged under fuel swap transactions for 2005, fuel costs are expected to mirror market conditions in 2005.
Foreign Exchange Sensitivity
      We own a 46.6% interest in Grupo TFM, incorporated in Mexico. In connection with our investment in Grupo TFM, matters arise with respect to financial accounting and reporting for foreign currency transactions and for translating foreign currency transactions into U.S. dollars. Grupo TFM uses the U.S. dollar as its functional currency. Equity earnings (losses) from Grupo TFM included in our results of operations reflect our share of any such translation gains and losses that Grupo TFM records in the process of translating certain transactions from Mexican pesos to U.S. dollars. Therefore, we have exposure to fluctuations in the value of the Mexican peso. While not currently utilizing foreign currency instruments to hedge our U.S. dollar investment in Grupo TFM, we continue to evaluate existing alternatives as market conditions and exchange rates fluctuate.

[This page intentionally left blank]

Item 8.	Financial Statements and Supplementary Data
Financial Statement Schedules:
      All schedules are omitted because they are not applicable, are insignificant or the required information is shown in the consolidated financial statements or notes thereto.
      The combined and consolidated financial statements of Grupo TFM as of December 31, 2004 and 2003 and for each of the years in the three-year period ended December 31, 2004 are attached to this Form 10-K as Exhibit 99.1.

Management’s Report on Internal Control Over Financial Reporting
      The management of Kansas City Southern (“KCS” or “the Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f). KCS’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.
      All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
      Under the supervision and participation of the Company’s Chief Executive Officer and Chief Financial Officer, KCS management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (“COSO”). Based on its evaluation, KCS management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004 based on the criteria outlined in the COSO framework.
      KCS management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein on page 57.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Kansas City Southern:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Kansas City Southern and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Kansas City Southern’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by COSO.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kansas City Southern and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 29, 2005, expressed an unqualified opinion on those consolidated financial statements. The financial statements of Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. (Grupo TFM), a 46.6% owned investee company, as of and for the years ended December 31, 2004 and 2003 were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Grupo TFM as of and for the years ended December 31, 2004 and 2003, is based solely on the reports of other auditors.

/s/ KPMG LLP
Kansas City, Missouri
March 29, 2005

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Kansas City Southern:
      We have audited the accompanying consolidated balance sheets of Kansas City Southern and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. (Grupo TFM), a 46.6% owned investee company, as of December 31, 2004 and 2003 or for the years ended December 31, 2004 and 2003. The Company’s investment in Grupo TFM at December 31, 2004 and 2003 was $389.6 million and $392.1 million, respectively, and its equity in earnings (loss) of Grupo TFM was $(2.4) million and $12.3 million for years ended December 31, 2004 and 2003, respectively. The financial statements of Grupo TFM as of and for the years ended December 31, 2004 and 2003 were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Grupo TFM as of and for the years ended December 31, 2004 and 2003, is based solely on the reports of other auditors.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, based on our audits, and the reports of other auditors for 2004 and 2003, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kansas City Southern and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
      As discussed in Note 2 to the consolidated financial statements, effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.”
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Kansas City Southern’s and subsidiaries internal control over financial reporting as of December 31, 2004, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 29, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP
Kansas City, Missouri
March 29, 2005

KANSAS CITY SOUTHERN
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31

	2004	2003	2002

	Dollars in millions, except share and
	per share amounts
Revenues	$639.5	$581.3	$566.2
Operating expenses
Compensation and benefits	213.0	197.8	197.8
Depreciation and amortization	53.5	64.3	61.4
Purchased services	62.3	63.5	59.6
Other leases	11.8	9.8	7.1
Casualties and insurance	42.4	56.4	25.2
Fuel	66.4	47.4	38.4
Equipment costs	50.4	57.4	67.6
Other	56.2	55.6	61.1

Total operating expenses	556.0	552.2	518.2

Operating income	83.5	29.1	48.0
Equity in net earnings (losses) of unconsolidated affiliates:
Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V.	(2.4)	12.3	45.8
Other	(2.1)	(1.3)	(2.4)
Gain on sale of Mexrail, Inc.	—	—	4.4
Interest expense	(44.4)	(46.4)	(45.0)
Debt retirement costs	(4.2)	—	(4.3)
Other income	17.6	6.8	17.6

Income before income taxes and cumulative effect of accounting change	48.0	0.5	64.1
Income tax provision (benefit) (Note 6)	23.6	(2.8)	6.9

Income before cumulative effect of accounting change	24.4	3.3	57.2
Cumulative effect of accounting change, net of income taxes	—	8.9	—

Net income	$24.4	$12.2	$57.2
Preferred stock dividends	8.7	5.9	0.2

Net income available to common shareholders	$15.7	$6.3	$57.0

Per Share Data
Basic earnings (loss) per common share
Basic earnings (loss) per share before cumulative effect of accounting change	$0.25	$(0.04)	$0.94
Cumulative effect of accounting change, net of income taxes	—	0.14	—

Total basic earnings per common share	$0.25	$0.10	$0.94

Diluted earnings (loss) per common share
Diluted earnings (loss) per share before cumulative effect of accounting change	$0.25	$(0.04)	$0.91
Cumulative effect of accounting change, net of income taxes	—	0.14	—

Total diluted earnings per common share	$0.25	$0.10	$0.91

Weighted average common shares outstanding (in thousands)
Basic	62,715	61,725	60,336
Potential dilutive common shares	1,268	—	1,982

Diluted	63,983	61,725	62,318

See accompanying notes to consolidated financial statements.

KANSAS CITY SOUTHERN
CONSOLIDATED BALANCE SHEETS
at December 31

	2004	2003

	Dollars in millions,
	except share and per
	share amounts
ASSETS
Current Assets:
Cash and cash equivalents	$38.6	$135.4
Accounts receivable, net (Note 4)	131.4	108.2
Accounts receivable from related parties	8.2	6.4
Inventories	48.2	36.8
Other current assets (Note 4)	27.2	21.3

Total current assets	253.6	308.1

Investments (Note 3)	484.9	442.7
Properties, net (Note 4)	1,424.0	1,362.5
Goodwill	10.6	10.6
Restricted funds — escrow account for Grupo TFM acquisition	200.0	—
Other assets	67.5	29.0

Total assets	$2,440.6	$2,152.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Debt due within one year (Note 5)	$9.9	$9.9
Accounts and wages payable	52.8	45.5
Payable to related parties	34.7	—
Accrued liabilities (Note 4)	148.4	119.4

Total current liabilities	245.8	174.8

Other Liabilities
Long-term debt (Note 5)	655.8	513.5
Deferred income taxes (Note 6)	430.9	391.5
Other noncurrent liabilities and deferred credits (Note 4)	83.6	109.4
Commitments and contingencies (Notes 3,5,6,7,8,9,10)	—	—

Total other liabilities	1,170.3	1,014.4

Stockholders’ Equity (Notes 2,7):
$25 par, 4% noncumulative, Preferred stock, 840,000 shares authorized, 649,736 shares issued, 242,170 shares outstanding at December 31, 2004 and 2003	6.1	6.1
$1 par, Cumulative Preferred stock, 400,000 shares authorized, issued and outstanding at December 31, 2004 and 2003	0.4	0.4
$.01 par, Common stock, 400,000,000 shares authorized; 73,369,116 shares issued; 63,270,204 and 62,175,621 shares outstanding at December 31, 2004 and 2003, respectively	0.6	0.6
Paid in capital	155.3	110.9
Retained earnings	861.9	846.2
Accumulated other comprehensive income (loss)	0.2	(0.5)

Total stockholders’ equity	1,024.5	963.7

Total liabilities and stockholders’ equity	$2,440.6	$2,152.9

See accompanying notes to consolidated financial statements.

KANSAS CITY SOUTHERN
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31

	2004	2003	2002

	Dollars in millions
CASH FLOWS PROVIDED BY (USED FOR):
OPERATING ACTIVITIES:
Net income	$24.4	$12.2	$57.2
Adjustments to reconcile net income to net cash
Provided by operating activities
Depreciation and amortization	53.5	64.3	61.4
Deferred income taxes	35.9	1.6	21.8
Equity in undistributed earnings (losses) of unconsolidated affiliates	4.5	(11.0)	(43.4)
Distributions from unconsolidated affiliates	8.8	—	—
Gain on sale of assets	(3.8)	(6.2)	(20.1)
Cumulative effect of accounting change	—	(8.9)	—
Tax benefit realized upon exercise of stock options	9.5	2.5	4.5
Changes in working capital items
Accounts receivable	(25.0)	4.0	12.4
Inventories	(11.4)	(2.5)	(8.8)
Other current assets	(2.2)	15.3	29.8
Accounts and wages payable	10.2	(2.4)	(3.1)
Accrued liabilities	29.7	(8.1)	(21.8)
Other, net	8.6	7.2	3.9

Net	142.7	68.0	93.8

INVESTING ACTIVITIES:
Property acquisitions	(117.2)	(84.0)	(77.9)
Proceeds from disposal of property	4.9	15.0	18.1
Funding of restricted escrow account	(200.0)	—	—
Investment in and loans to affiliates	(55.0)	(40.4)	(4.4)
Proceeds from sale of investments, net	0.5	32.7	31.7
Deferred costs related to acquisition of Grupo TFM	(9.5)	(9.3)	—
Other, net	(0.5)	—	(0.5)

Net	(376.8)	(86.0)	(33.0)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	250.0	—	200.0
Repayment of long-term debt	(107.6)	(59.2)	(270.9)
Net proceeds from issuance of preferred stock	—	193.0	—
Debt issuance costs	(3.8)	—	(5.7)
Proceeds from stock plans	7.4	5.3	10.3
Cash dividends paid	(8.7)	(4.7)	(0.2)

Net	137.3	134.4	(66.5)

CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	(96.8)	116.4	(5.7)
At beginning of year	135.4	19.0	24.7

At end of period	$38.6	$135.4	$19.0

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments (refunds)
Interest	$42.1	$42.4	$45.5
Income tax payments (refunds)	$(21.2)	$(23.6)	$(29.6)
See accompanying notes to consolidated financial statements.

KANSAS CITY SOUTHERN
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
		$1 Par				Other
	$25 Par	Cumulative	$.01 Par			Comprehensive
	Preferred	Preferred	Common	Paid in	Retained	Income
	Stock	Stock	Stock	Capital	Earnings	(Loss)	Total

	Dollars in millions, except per share amounts
Balance at December 31, 2001	$6.1	$—	$0.6	$—	$676.5	$(2.9)	$680.3
Comprehensive income:
Net income					57.2
Change in fair value of cash flow hedges						(0.1)
Amortization of accumulated other comprehensive income (loss) related to interest rate swaps						0.7
Comprehensive income							57.8
Dividends on $25 Par Preferred Stock ($1.00/share)					(0.2)		(0.2)
Options exercised and stock subscribed					15.0		15.0

Balance at December 31, 2002	6.1	—	0.6	—	748.5	(2.3)	752.9

Comprehensive income:
Net income					12.2
Change in fair value of cash flow hedges						0.6
Amortization of accumulated other comprehensive income (loss) related to interest rate swaps						1.2
Comprehensive income							14.0
Issuance of preferred stock		0.4		110.9	81.7		193.0
Dividends on $25 Par Preferred Stock ($1.00/share)					(0.2)		(0.2)
Dividends on $1 Par Cumulative Preferred Stock ($11.22/share)					(4.5)		(4.5)
Options exercised and stock subscribed					5.2		5.2
Stock plan shares issued from treasury					3.3		3.3

Balance at December 31, 2003	6.1	0.4	0.6	110.9	846.2	(0.5)	963.7

Comprehensive income:
Net income					24.4
Change in fair value of cash flow hedges						0.2
Amortization of accumulated other comprehensive income (loss) related to interest rate swaps						0.5
Comprehensive income							25.1
Dividends on $25 Par Preferred Stock ($1.00/share)					(0.2)		(0.2)
Dividends on $1 Par Cumulative Preferred Stock ($21.25/share)					(8.5)		(8.5)
Options exercised and stock subscribed				42.0			42.0
Stock plan shares issued from treasury				2.4			2.4

Balance at December 31, 2004	$6.1	$0.4	$0.6	$155.3	$861.9	$0.2	$1,024.5

See accompanying notes to consolidated financial statements.

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Description of the Business
      Kansas City Southern (“KCS” or the “Company”) is a Delaware corporation that was initially organized in 1962 as Kansas City Southern Industries, Inc. In 2002, the Company formally changed its name to Kansas City Southern. KCS is a holding company with principal operations in rail transportation. KCS’s principal subsidiaries and affiliates, which are reported under one business segment, include the following:

•	The Kansas City Southern Railway Company (“KCSR”), a wholly-owned subsidiary of KCS;

•	Grupo Transportación Ferroviaria Mexicana, S.A. de C.V. (“Grupo TFM”), a 46.6% owned unconsolidated affiliate, which owns an 80% economic interest in, and all of the shares of stock with full voting rights of , TFM, S.A. de C.V. (“TFM”). TFM owns 49% of Mexrail.

•	Mexrail, a 51% owned unconsolidated affiliate of KCS. Mexrail was reported on an unconsolidated basis pending approval of KCS’s application for authority to control Tex-Mex to the Surface Transportation Board (“STB”). On November 29, 2004, the STB approved KCS’s application and that authority became final as of December 29, 2004. Effective January 1, 2005, Mexrail has been consolidated within the operations of KCS.

•	Southern Capital Corporation, LLC (“Southern Capital”), a 50% owned unconsolidated affiliate of KCSR that leases locomotive and rail equipment to KCSR;

•	Panama Canal Railway Company (“PCRC”), an unconsolidated affiliate of which KCSR indirectly owns 50% of the common stock. PCRC owns all of the common stock of Panarail Tourism Company (“Panarail”).
      KCS, along with its principal subsidiaries and joint ventures, owns and operates a rail network that links key commercial and industrial markets in the United States and Mexico. The Company also has a strategic alliance with the Canadian National Railway Company (“CN”) and Illinois Central Corporation (“IC”) (collectively “CN/ IC”) and other marketing agreements, which provide the ability for the Company to expand its geographic reach.
      KCS’s rail network, including its joint ventures, strategic alliances and marketing agreements, connects shippers in the midwestern and eastern regions of the United States, including shippers utilizing Chicago, Illinois and Kansas City, Missouri — the two largest rail centers in the United States — with the largest industrial centers of Canada and Mexico, including Toronto, Edmonton, Mexico City and Monterrey. KCS’s rail system, through its core network, strategic alliances and marketing agreements, interconnects with all Class I railroads in North America.
      KCSR, which owns and operates one of seven Class I railroads in the United States, within a ten-state region that includes Missouri, Kansas, Arkansas, Oklahoma, Mississippi, Alabama, Tennessee, Louisiana, Texas and Illinois. KCSR, which traces its origins to 1887, offers the shortest north/south rail route between Kansas City and several key ports along the Gulf of Mexico in Louisiana, Mississippi and Texas. Additionally, KCSR, in conjunction with the Norfolk Southern Railway Company (“Norfolk Southern”), operates the most direct rail route (referred to as the “Meridian Speedway”), between the Atlanta, Georgia and Dallas, Texas rail gateways, for rail traffic moving between the southeast and southwest regions of the United States. The Meridian Speedway also provides eastern shippers and other U.S. and Canadian railroads with an efficient connection to Mexican markets. KCSR’s rail route also serves the east/west route linking Kansas City with East St. Louis and Springfield, Illinois. Further, KCSR has limited haulage rights between Springfield and Chicago that allow for shipments that originate or terminate on the former Gateway Western’s rail lines. These lines also provide access to East St. Louis and allow rail traffic to avoid the St. Louis, Missouri terminal. KCSR’s geographic reach enables service to a customer base that includes, among others, electric generating utilities, which use coal, and a wide range of companies in the chemical and petroleum, agricultural and mineral, forest product and metal, and automotive and intermodal markets.

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company’s rail network links directly to major trading centers in Mexico through TFM and Tex-Mex. TFM operates a railroad from the U.S./ Mexican border at Laredo, Texas to Mexico City and serves most of Mexico’s principal industrial cities and three of its major shipping ports. The Company owns 51% of Mexrail, which in turn wholly-owns Tex-Mex. Tex-Mex operates between Laredo and the port city of Corpus Christi, Texas. TFM, through its concession with the Mexican government, has the right to control and operate the southern half of the rail-bridge at Laredo. Through its ownership of Mexrail, the Company indirectly controls the northern half of the rail-bridge at Laredo, which spans the Rio Grande River between the United States and Mexico.
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
      The equity method of accounting is used for all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting interest; the cost method of accounting is generally used for investments of less than 20% voting interest. As it relates to the Company’s 51% investment in Mexrail, the equity method of accounting was used pending the STB’s approval of KCS’s application for control of Tex-Mex which was effective December 29, 2004. Shares representing 51% voting control of TexMex were transferred from the trustee to KCS on January 1, 2005.
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
      Cash Equivalents. Short-term liquid investments with an initial maturity of generally three months or less are considered cash equivalents. Cash equivalents at December 31, 2004 and 2003 also includes a $10 million deposit in connection with the litigation under the Original Acquisition Agreement which will be refunded on completion of the Acquisition.
      Restricted Funds — Escrow Account for Grupo TFM Acquisition. In connection with the acquisition of TFM, $200 million has been deposited into an escrow account. Such amounts are restricted for the purpose of that transaction and can only be released to the Company if the transaction is terminated.
      Accounts Receivable, net. Accounts receivable, net includes accounts receivable reduced by an allowance for uncollectible account as determined based on historical experience and may be adjusted for economic

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
uncertainties or known trends. Accounts are charged to the allowance for bad debts when a customer enters bankruptcy, when an account has been transferred to a collection agent or submitted for legal action and in certain other cases, when a customer is significantly past due and all available means of collection have been exhausted.
      Inventories. Materials and supplies inventories are valued at the lower of average cost or market.
      Properties and Depreciation. Properties are stated at cost. Additions and renewals, including those on leased assets that increase the life or utility of the asset are capitalized and all properties are depreciated over the estimated remaining life or lease term of such assets, whichever is shorter. Depreciation for railway operating assets is derived using the group-life method. This method classifies similar assets by equipment or road type and depreciates these assets as a whole. Ordinary maintenance and repairs and major maintenance activities are charged to expense as incurred.
      The cost of transportation equipment and road property normally retired, less salvage value, is charged to accumulated depreciation. The cost of industrial and other property retired, and the cost of transportation property abnormally retired, together with accumulated depreciation thereon, are eliminated from the property accounts and the related gains or losses are reflected in net income. Gains recognized on the sale or disposal of operating properties that were reflected in operating income were $3.2 million, $5.9 million and $3.1 million in 2004, 2003 and 2002, respectively. Gains or losses recognized on the sale of non-operating property reflected in other income were $0.6 million, $0.3 million, and $7.4 million in 2004, 2003, and 2002, respectively.
      Depreciation is computed using group straight-line rates for financial statement purposes, which require approval of the STB. During the year ended December 31, 2003, KCSR engaged a civil engineering firm with expertise in railway property usage to conduct a study to evaluate deprecation rates for properties and equipment. The study centered on evaluating actual historical replacement patterns to assess future lives and indicated that KCS was depreciating its property over shorter periods than it actually utilized the assets, as estimated by the study. Specifically, the average rate applied to the Road and Structures Asset class (primarily rail, railroad ties and bridges) decreased approximately 0.7%, while the average rate applied to the Rolling Stock and Equipment Asset class (locomotives and railcars) decreased approximately 0.6%. The effect of this change in depreciation rates on net income was approximately $8.0 million, net of tax of $5.0 million ($0.12 per share, on a diluted basis), for the year ended December 31, 2004. Depreciation for other consolidated subsidiaries is computed based on the asset value in excess of estimated salvage value using the straight-line method over the estimated useful lives of the assets.
      Accelerated depreciation is used for income tax purposes. The ranges of annual depreciation rates for financial statement purposes are:

Road and structures	2% - 14%
Rolling stock and equipment	2% - 22%
Computer software	8% - 14%
Capitalized leases	3% - 7%
      Long-lived assets. The Company evaluates the recoverability of its operating properties when there is an indication that an asset value has been impaired. The measurement of possible impairment is based primarily on the ability to recover the carrying value of the asset from expected future operating cash flows related to the assets on an undiscounted basis. At December 31, 2004, there were no assets which required an impairment adjustment.
      On February 24, 2005, the Company took one 28.5-mile branch line out of service for further assessment of track condition. The Company will be evaluating possible alternatives including, but not limited to, repair, replacement, sale, abandonment, or a combination of the above. The results of this evaluation could impact the 2005 financial results of the Company.

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Casualty Claims. Casualty claims in excess of self-insurance levels are insured up to certain coverage amounts, depending on the type of claim and year of occurrence. The Company’s casualty liability reserve is based on a study by an independent third party actuarial firm performed on an undiscounted basis. The reserve is based on claims filed and an estimate of claims incurred but not yet reported. While the ultimate amount of claims incurred is dependent on various factors, it is management’s opinion that the recorded liability is a reasonable estimate of aggregate future claims. Adjustments to the liability will be reflected as operating expenses in the period in which the adjustments are known.
      For occupational injury claims, an assessment is made on a case-by-case basis and a liability is established when management determines that it is probable and reasonably estimable. In the case of incurred but not yet reported occupational injury claims, specifically asbestos related claims, management believes that a provision for such claims cannot be reasonably estimated as required by Statement of Financial Accounting Standard No. 5 “Accounting for Contingencies.” (“SFAS 5”). This is due to our low number of claims, the lack of detailed records of the population of potentially exposed employees, and the wide range of possible outcomes of such claims. Management believes that any type of estimate of the potential liability for asbestos related claims not yet reported would not be significant to the Company’s financial condition or results of operations.
      Computer Software Costs. Costs incurred in conjunction with the purchase or development of computer software for internal use are capitalized. Costs incurred in the preliminary project stage, as well as training and maintenance costs, are expensed as incurred. Direct and indirect costs associated with the application development stage of internal use software are capitalized until such time that the software is substantially complete and ready for its intended use. Capitalized costs are amortized on a straight-line basis over the useful life of the software. As of December 31, 2003 and 2002, a total of approximately $59.7 million and $58.0 million, respectively, was capitalized (including a total of approximately $5.9 million of capitalized interest costs) for the transportation operating system, MCS, which was implemented in July 2002. There were no additional costs capitalized in 2004.
      Fair Value of Financial Instruments. The Company’s financial instruments include cash and cash equivalents, accounts receivable, lease and contract receivables, accounts payable and long-term debt.
      The financial statement carrying value of the Company’s cash equivalents approximates fair value due to their short-term nature. Carrying value approximates fair value for all financial instruments with six months or less to re-pricing or maturity and for financial instruments with variable interest rates. The Company estimates the fair value of long-term debt based upon borrowing rates available at the reporting date for indebtedness with similar terms and average maturities. Based upon the borrowing rates currently available to the Company and its subsidiaries for indebtedness with similar terms and average maturities, the fair value of long-term debt was approximately $704 million and $558 million at December 31, 2004 and 2003, respectively. The financial statement carrying value was $665 million and $523 million at December 31, 2004 and 2003, respectively.
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

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
taxes. This method gives consideration to the future tax consequences of the deferred income tax items and immediately recognizes changes in income tax laws upon enactment.
      Grupo TFM provides deferred income taxes for the difference between the financial reporting and income tax bases of its assets and liabilities. The Company records its proportionate share of these income taxes through its equity in Grupo TFM’s earnings. For all years presented, the Company has not provided deferred income taxes for the temporary difference between the financial reporting basis and income tax basis of its investment in Grupo TFM because Grupo TFM is a foreign corporate joint venture that is considered permanent in duration, and the Company does not expect the reversal of the temporary difference to occur in the foreseeable future.
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
      Pursuant to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), compensation expense is recognized ratably over the option vesting period to the extent that an option exercise price is less than the market price of the stock at the date of grant. KCS’s practice is to set the option exercise price equal to the market price of the stock at date of grant; therefore, no compensation expense is recognized for financial reporting purposes.
      The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) in October 1995. This statement allows companies to continue under the approach set forth in APB 25 for recognizing stock-based compensation expense in the financial statements, but encourages companies to adopt the fair value method of accounting for employee stock options. Under SFAS 123, companies must either record compensation expense based on the estimated grant date fair value of stock options granted or disclose the impact on net income as if they had adopted the fair value method (for grants subsequent to December 31, 1994). If KCS had measured compensation cost for the KCS stock options granted to its employees and shares subscribed by its employees under the KCS employee stock purchase plan, under the fair value based method prescribed by

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SFAS 123 (see additional information regarding SFAS 123R under “New Accounting Pronouncements”), net income and earnings per share would have been as follows:

	2004	2003	2002

Net income (In millions):
As reported	$24.4	$12.2	$57.2
Total stock-based compensation expense determined under fair value method, net of income taxes	(1.6)	(1.8)	(1.7)

Pro forma	22.8	10.4	55.5
Earnings per Basic share:
As reported	$0.25	$0.10	$0.94
Pro forma	0.22	0.07	0.92
Earnings per Diluted share:
As reported	$0.25	$0.10	$0.91
Pro forma	0.22	0.07	0.88
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
      The following is a reconciliation from the weighted average shares used for the basic earnings per share computation to the weighted average shares used for the diluted earnings per share computation for the three years ended December 31, 2004 (in thousands):

	2004	2003	2002

Basic shares	62,715	61,725	60,336
Dilutive effect of stock options	1,268	—	1,982
Dilutive effect of convertible preferred stock	—	—	—

Diluted shares	63,983	61,725	62,318

      For the years ended December 31, 2004 and 2003, 13,389,120 and 8,926,080 potential dilutive shares, respectively, related to the $1 par, 4.25% Redeemable Cumulative Convertible Perpetual Preferred Stock, Series C (“Convertible Preferred Stock”) were excluded from the computation of diluted earnings per share because the inclusion of these shares would have been anti-dilutive to earnings per share. For the year ended December 31, 2003, 1,356,879 potential dilutive shares related to stock options were excluded from the computation of diluted earnings per share because the inclusion of these shares would have been anti-dilutive to earnings per share. For the years ended December 31, 2004, 2003 and 2002, 361,500, 261,093 and 320,687 shares, respectively, related to stock options were excluded from the calculation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares.
      The only adjustment that currently affects the numerator of the Company’s diluted earnings per share computation is preferred dividends. During 2004 and 2003, preferred dividends of $8.7 million and $5.9 million, respectively, were deducted from net income to calculate basic earnings per share. Additionally, because the potentially dilutive shares relating to the Convertible Preferred Stock were anti-dilutive, these convertible preferred dividends ($8.5 million and $5.7 million earned during 2004 and 2003, respectively) were also deducted from net income to calculate diluted earnings per share. Additional preferred dividends of

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$0.2 million were deducted from net income in 2004, 2003 and 2002 and were related to the $25 par, 4% noncumulative preferred stock.
      Postretirement benefits. The Company provides certain medical, life and other postretirement benefits to certain retirees. The costs of such benefits are expensed over the estimated period of employment.
      Environmental liabilities. The Company records liabilities for remediation and restoration costs related to past activities when the Company’s obligation is probable and the costs can be reasonably estimated. Costs of future expenditures for environmental remediation are not discounted to their present value. Recoveries of environmental remediation costs from others parties are recorded as assets when their receipt is deemed probable. Costs of ongoing compliance activities related to current operations are expensed as incurred.
New Accounting Pronouncements.

SFAS 123R
      In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (Revised), “Share-Based Payments” (“SFAS 123R”), which is effective for the first interim period ending after June 15, 2005. Under SFAS 123R, the Company will be required to measure the cost of employee service received in exchange for awards of stock options based upon the fair value of the options as of their grant date. The cost of the employee service will be recognized as compensation cost ratably over the option vesting period. Currently, the Company recognizes compensation expense pursuant to APB 25, whereby compensation expense is recognized to the extent that an option price is less than the market price of the stock at the date of the grant (the “Intrinsic Value”). Because KCS’s practice is to set the option exercise price equal to the market price of the stock as of the date of the grant, no compensation expense is recognized for financial reporting purposes. SFAS 123R allows the use of either the Black-Scholes or a lattice option-pricing model to calculate the fair value of options. SFAS 123R allows either a Modified Prospective Application, which applies to new awards and modified awards after the effective date, and to any unvested awards as service is rendered on or after the effective date, or a Modified Retrospective Application, which would apply either to all prior years for which SFAS 123 was effective or to only prior interim periods in the year of adoption of SFAS 123R. Currently, the Company is evaluating these adoption alternatives and expects to complete this evaluation during the second quarter of 2005. As described above under “Stock Plans,” using the Black-Scholes method, the expense related to share based compensation would have been $1.6 million, $1.8 million and $1.7 million for the years ended December 31, 2004, December 31, 2003 and December 31, 2002, respectively. The impact on future operating results will be dependent on the type and extent of stock-based compensation to be issued as determined by the Company’s Compensation Committee and cannot be determined at this time.

EITF 04-08
      In October 2004, the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 04-08 “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect of Diluted Earnings Per Share” (“EITF 04-08”), which was effective for reporting periods ending after December 15, 2004. EITF 04-08 requires contingently convertible securities to be included in the dilutive earnings per share calculation, if dilutive, regardless of whether the contingency has been met. As of December 31, 2004 and 2003, the Company’s Convertible Preferred Stock was anti-dilutive and, accordingly, was excluded from the dilutive earnings per share calculation.

SFAS 143
      KCS adopted Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) effective for the year ended December 31, 2003. Under SFAS 143, the fair value of a liability for an asset retirement obligation must be recognized in the period in which it is incurred if a

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. KCSR, along with other Class I railroads, depreciates track structure (rail, ties, and other track material) in accordance with regulations promulgated by the STB. These regulations require KCSR to depreciate track structure to a net salvage value (gross estimated salvage value less estimated costs to remove the track structure at the end of its useful life). For certain track structure such as ties, with little or no gross salvage value, this practice ultimately results in depreciating an asset below a value of zero, and thus, in effect, results in recording a liability. Under the requirements of SFAS 143, in the absence of a legal obligation to remove the track structure, such accounting practice is prohibited. The Company adopted the provisions of SFAS 143 in the first quarter of 2003, and, as a result, reviewed its depreciation of track structures to determine instances where the depreciation of removal costs has resulted or would be expected (based on the current depreciation rate) to result in the depreciation of an asset below zero when considering net salvage value. As a result of this review, the Company estimated the excess depreciation recorded on such assets and recorded this amount as a reduction in accumulated depreciation of $14.5 million and as a cumulative effect of an accounting change of $8.9 million (net of taxes of $5.6 million) as required by SFAS 143 in the first quarter of 2003. Additionally, depreciation rates applied to certain track structure elements that were previously yielding a negative salvage value have been modified to comply with the provisions of SFAS 143. For the years ended December 31, 2004 and 2003, this resulted in a reduction in depreciation expense of approximately $1.4 million, net of tax, in each year.
      A summary of the pro forma net income and earnings per share had SFAS 143 been applied retroactively is as follows:

	2004	2003	2002

Net income (in millions)
As reported	$24.4	$12.2	$57.2
Pro forma	$24.4	$3.3	$58.6
Earnings per Basic share:
As reported	$0.25	$0.10	$0.94
Pro forma	$0.25	$(0.04)	$0.97
Earnings per Diluted share:
As reported	$0.25	$0.10	$0.91
Pro forma	$0.25	$(0.04)	$0.94

FIN 46(revised)
      In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”). The Company adopted FIN 46R effective for the year ended December 31, 2003. FIN 46R clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain variable interest entities by providing guidance on how a business entity should evaluate whether it has controlling financial interest in an entity through means other than voting rights and how the entity should be consolidated. FIN 46R replaces Interpretation No. 46 “Consolidation of Variable Interest Entities,” which was issued in January 2003. The Company performed an assessment of its equity method investments in Southern Capital and PCRC for any potential impact this interpretation may have on its accounting for these entities as equity investments. The adoption of FIN 46R had no material impact on the Company’s accounting for its investment in Southern Capital or PCRC since, at inception, these entities had sufficient funding and capital.
      Significant Customer. Our largest coal customer, accounted for approximately 56.1% of our coal revenues and approximately 8.1% of our total revenues for the year ended December 31, 2004. The loss of all

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
or a significant part of this business, or a service outage at one the facilities that KCSR serves, could materially adversely affect our financial condition, results of operations and cash flows.
Grupo TFM and Mexrail Acquisition Costs
      As further described in “Note 3 — KCS and TMM Enter Into Acquisition Agreement”, on December 15, 2004, the Company entered into the Amended and Restated Acquisition Agreement (“Acquisition Agreement”) with TMM and other parties under which KCS would acquire control of TFM through the purchase of shares of common stock of Grupo TFM (the “Acquisition”). Pending completion of the transactions to acquire Grupo TFM and Mexrail, the Company has capitalized those costs that are directly related to the acquisitions and will include them as part of the ultimate purchase price of the acquisitions. Specifically, these costs include external costs for due diligence, fees and support for the filing of regulatory documents, fees related to obtaining regulatory approvals, trustee fees associated with the regulatory review period, arbitration costs and legal fees associated with the enforcement of the Acquisition Agreement. No internal costs have been capitalized as acquisition costs. As of December 31, 2004 and 2003 costs of approximately $18.8 million and $9.3 million, respectively, related to the acquisitions of Grupo TFM and Mexrail have been deferred and are reported as “other assets” in the accompanying consolidated balance sheets. Should the Company determine that the Grupo TFM acquisition will not occur the capitalized costs related to that acquisition will be written off in the period in which the acquisition is abandoned.
Note 3.     Investments
      Investments, including investments in unconsolidated affiliates, are as follows (in millions):

	Percentage	Carrying Value
	Ownership as of
Company Name	December 31, 2004	2004	2003

Grupo TFM	46.6%	$389.6	$392.1
Southern Capital	50.0%	29.1	28.0
PCRC(a)	50.0%	2.4	4.5
Mexrail	51.0%	30.0	—
Other		33.8	18.1

		$484.9	$442.7

(a)	The Company owns 50% of the outstanding voting common stock of PCRC.

Grupo TFM
      In July 1996, the Company and Transportación Maritima Mexicana, S.A. de C.V. (now Grupo TMM, S.A., “TMM”) formed Grupo TFM to participate in the privatization of the Mexican railroad system. In December 1996, the Mexican government awarded Grupo TFM the right to acquire an 80% interest (representing 100% of the shares with unrestricted voting rights) in TFM for approximately 11.072 billion Mexican pesos (approximately $1.4 billion based on the U.S. dollar/ Mexican peso exchange rate on the award date). TFM holds a 50-year concession (with the option of a 50-year extension subject to certain conditions) to operate approximately 2,650 miles of track that directly links Mexico City and Monterrey (as well as Guadalajara through trackage rights) with the ports of Lazaro Cardenas, Veracruz and Tampico and the Mexican/ United States border crossings of Nuevo Laredo-Laredo, Texas and Matamoros-Brownsville, Texas. TFM’s route network provides a connection to the major industrial and population areas of Mexico from the United States. TFM interchanges traffic with Tex-Mex and the Union Pacific Railroad Company (“UP”) at Laredo, Texas.

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company and TMM exercised their call option and, on July 29, 2002, completed the purchase of the Mexican government’s 24.6% ownership of Grupo TFM. The Mexican government’s ownership interest of Grupo TFM was purchased by TFM for $256.1 million, utilizing a combination of proceeds from an offering by TFM of debt securities, a credit from the Mexican government for the reversion of certain rail facilities and other resources. This transaction resulted in an increase in the Company’s ownership percentage of Grupo TFM from 36.9% to approximately 46.6%. The purchase price was calculated by accreting the Mexican government’s initial investment of approximately $199 million from the date of the Mexican government’s investment through the date of the purchase, using the interest rate on one-year U.S. Treasury securities.
      At December 31, 2004, the Company’s investment in Grupo TFM was approximately $389.6 million. The Company’s interest in Grupo TFM is approximately 46.6%, with TMM owning approximately 48.5%, and the remaining 4.9% is owned indirectly by the Mexican government through its 20% ownership of TFM. The Company has a management services agreement with Grupo TFM to provide certain consulting and management services. As of December 31, 2004 and 2003, $2.5 million and $1.3 million, respectively, is reflected as a related party account receivable in the Company’s consolidated balance sheet related to this management services agreement. Total management fees billed to Grupo TFM were $1.3 million, $1.3 million and $1.2 million for the years ended December 31, 2004, 2003 and 2002, respectively. The Company accounts for its investment in Grupo TFM under the equity method.
      The Company is party to certain agreements with TMM covering Grupo TFM, which contain “change of control” provisions, provisions intended to preserve the Company’s and TMM’s proportionate ownership of the venture, and super majority provisions with respect to voting on certain significant transactions. Such agreements also provide a right of first refusal in the event that either party initiates a divestiture of its equity interest in Grupo TFM. Under certain circumstances, such agreements could affect the Company’s ownership percentage and rights in these equity affiliates. All of these agreements terminate upon completion of the acquisition by the Company of the shares of Grupo TFM currently controlled by TMM.
      KCS and TMM Enter Into Acquisition Agreement. On December 15, 2004, the Company entered into the Acquisition Agreement with TMM and other parties under which KCS would acquire control of TFM through the purchase of shares of common stock of Grupo TFM. Grupo TFM holds an 80% economic interest in TFM and all of the shares of stock with full voting rights of TFM. The remaining 20% economic interest in TFM is owned by the Mexican government in the form of shares with limited voting rights. The Mexican government has put rights with respect to its TFM shares as discussed below. The obligations of KCS and TMM to complete the Acquisition are subject to a number of conditions which are discussed below.
      The purpose of the Acquisition is to place TFM under the control of KCS, which already controls KCSR, Tex-Mex and Gateway Eastern. Management believes that common control of these railroads, which are already physically linked in an end-to-end configuration, will enhance competition and give shippers in the NAFTA trade corridor a strong transportation alternative as they make their decisions to move goods between the United States, Mexico and Canada. In addition, our management believes that this common control offers stockholders greater value through the operating efficiencies expected to come from common ownership and control.
      Under the terms of the Acquisition Agreement, KCS would acquire all of TMM’s interest in Grupo TFM for $200.0 million in cash, 18 million shares of KCS common stock, $47.0 million in a two-year promissory note (the “Escrow Note”), and up to $110.0 million payable (“VAT Contingency Payment”) in a combination of cash and KCS common stock. Cash of $200.0 million has been deposited in a restricted escrow account. Both the $200.0 million cash and the 18 million shares of KCS common stock are payable at closing. The $47 million Escrow Note is subject to indemnification provisions of the Acquisition Agreement. The amount payable under the Escrow Note can be reduced by the amount of certain potential losses related to breaches of certain representations, warranties, or covenants in the Acquisition Agreement or claims relating thereto, or under other conditions specified in the Indemnity Escrow Agreement. An additional $110.0 million

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
could become payable upon the Final Resolution of the VAT Claim and Put, as defined in the Acquisition Agreement.
      In connection with the Acquisition, KCS has entered into a consulting agreement with José F. Serrano International Business, S.A. de C.V., a consulting company controlled by Jose Serrano, Chairman of the Board of TMM, Grupo TFM and TFM, to become effective upon the closing of the Acquisition, pursuant to which it would provide consulting services to KCS in connection with the portion of the business of KCS in Mexico for a period of three years. As consideration for these services, the consulting company would receive an annual fee of $3,000,000. The Consulting Agreement requires KCS to deposit the total amount of fees payable under the Consulting Agreement ($9,000,000) in an escrow account to be held and released in accordance with the terms and conditions of the Consulting Agreement and the applicable escrow agreement.
      On October 6, 2004, Mexico’s Foreign Investment Commission (“FIC”) notified KCS of its approval of KCS’s new application for authority to acquire TMM’s interest in TFM. This approval is necessary for a foreign company to become a majority owner of a Mexican railway company and remains valid until October 5, 2005. KCS’s notification with respect to the acquisition of the Grupo TFM shares was filed with the Mexican Competition Commission (“MCC” or the “Competition Commission”) on April 21, 2003. KCS received formal written notice that the MCC had approved the proposed consolidation, without conditions. Through a series of extensions received from MCC, KCS’s authority to purchase TMM’s interest in TFM remains valid through April 5, 2005. On January 25, 2005, the 30-day waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR”) expired without a formal request from the U.S. Department of Justice (“DOJ”) for additional information or documentary material. This will allow KCS and TMM to complete the transaction without an antitrust challenge from the DOJ. With the extension of the Competition Commission approval, approval from the Mexican Foreign Investment Commission and completion of the HSR process, our shareholder approval of the issuance of the shares required under the Acquisition Agreement was the final condition precedent to completion of the proposed Acquisition. On March 29, 2005, at a special meeting of the KCS shareholders approval of the acquisition as described above was received. Closing on the acquisition is expected to occur on April 1, 2005.
      Mexican Government’s Put Rights With Respect to TFM Stock. Under the terms of the January 31, 1997 share purchase agreement through which Grupo TFM agreed to purchase the shares of TFM, as amended by the parties on June 9, 1997 (the “TFM Share Purchase Agreement”), the Mexican government has the right to compel the purchase of its 20% interest in TFM (referred to as the “Put”) by Grupo TFM following its compliance with the terms and conditions of the TFM Share Purchase Agreement. Upon exercise of the Put in accordance with the terms of the TFM Share Purchase Agreement, Grupo TFM would be obligated to purchase the TFM capital stock at the initial share price paid by Grupo TFM adjusted for interest and inflation. Prior to October 30, 2003, Grupo TFM filed suit in the Federal District Court of Mexico City seeking, among other things, a declaratory judgment interpreting whether Grupo TFM was obligated to honor its obligation under the TFM Share Purchase Agreement, as the Mexican government had not made any effort to sell the TFM shares subject to the Put prior to October 31, 2003. In its suit, Grupo TFM named TMM and KCS as additional interested parties. The Mexican Court has admitted Grupo TFM’s complaint and issued an injunction that blocked the Mexican government from exercising the Put. The Mexican government provided Grupo TFM with notice of its intention to sell its interest in TFM on October 30, 2003. Grupo TFM has responded to the Mexican government’s notice reaffirming its right and interest in purchasing the Mexican government’s remaining interest in TFM, but also advising the Mexican government that it would not take any action until its lawsuit seeking a declaratory judgment was resolved. In the event that Grupo TFM does not purchase the Mexican government’s 20% interest in TFM, TMM and KCS, or either of TMM or KCS alone, would, following notification by the Mexican government in accordance with the terms of the TFM Share Purchase Agreement, be obligated to purchase the Mexican government’s remaining interest in TFM. As this matter is currently the subject of litigation in Mexico to which the Mexican government, Grupo TFM, TMM and KCS are parties, KCS management does not believe it is likely that the

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Mexican government will seek to exercise the Put until the litigation is resolved. On completion of the Acquisition, KCS will assume TMM’s rights and obligations to make any payment upon the exercise by the Mexican government of the Put and will indemnify TMM and its affiliates, and their respective officers, directors, employees and shareholders, against obligations or liabilities relating thereto. If KCS had been required to purchase this interest as of December 31, 2004, the total purchase price would have been approximately $468 million.
      Value Added Tax (“VAT”) Lawsuit and VAT Contingency Payment under the Acquisition Agreement. The VAT lawsuit (“VAT Claim”) arose out of the Mexican Treasury’s delivery of a VAT credit certificate to a Mexican governmental agency rather than to TFM in 1997. The face value of the VAT credit at issue is 2,111,111,790 pesos or approximately $189 million in U.S. dollars, based on current exchange rates. The amount of the VAT refund will, in accordance with Mexican law, reflect the face value of the VAT credit adjusted for inflation and interest from 1997.
      After several Mexican Fiscal Court and Mexican appellate court rulings during 2002 and 2003, on January 19, 2004, TFM received a Special Certificate from the Mexican Federal Treasury in the amount of $2.1 billion pesos. The Special Certificate delivered to TFM on January 19, 2004 has the same face amount as the original VAT refund claimed by TFM in 1997. TFM also filed a complaint against the Mexican government, seeking to have the amount of the Special Certificate adjusted to reflect interest and inflation in accordance with Mexican law. The Mexican Fiscal Court initially denied TFM’s claim. In a decision dated November 24, 2004, the Mexican Federal Appellate Court upheld TFM’s claim that it is entitled to inflation and interest from 1997 on the VAT refund. The Federal Appellate Court remanded the case to the Mexican Fiscal Court with instructions to enter a new order consistent with this decision. On January 26, 2005, the Mexican Fiscal Court issued from the bench an oral order implementing the Appellate Court decision. On February 18, 2005, TFM was served with the written order from the Mexican Fiscal Court.
      Under the Acquisition Agreement, in the event of the Final Resolution of the VAT Claim and Put (as such term is defined in the Acquisition Agreement), KCS will be obligated to pay to TMM an additional amount (referred to as the “VAT Contingency Payment”) of up to $110 million payable in a combination of cash and KCS common stock. If the Acquisition is completed, KCS will assume TMM’s obligations to make any payment upon the successful exercise by the Mexican government of the Put and will indemnify TMM and its affiliates, and their respective officers, directors, employees and shareholders, against obligations or liabilities relating thereto.
      1997 Tax Audit Summary. TFM was served on January 19, 2004 with an official letter notifying TFM of the Mexican government’s preliminary findings and conclusions arising from its tax audit of TFM’s 1997 tax returns (“Tax Audit Summary”). In the Tax Audit Summary, the Mexican government notified TFM of its preliminary conclusion that the documentation provided by TFM in support of the VAT refund claim and depreciation of the TFM concession title, and the assets reported on TFM’s 1997 tax return do not comply with the formalities required by the applicable tax legislation. In addition, the Mexican government attached the Special Certificate pending resolution of the audit. TFM has advised that it has, within the time allowed by the Tax Audit Summary, contested the conclusions of the Mexican tax authorities, and it has filed a constitutional appeal against the Tax Audit Summary, alleging the process followed by the Mexican government violated TFM’s constitutional rights. On March 16, 2005, TFM was notified by the Mexican Fiscal Administration Service (“Servicio de Administración Tributaria” or the “SAT”) that it had finished its audit of TFM’s 1997 tax returns. The SAT had not yet assessed any penalties or taxes against TFM as a result of the audit. In the notice, the SAT stated that TFM did not supply documentation complying with the requirements of the Mexican fiscal code and, therefore, it was not entitled in its 1997 tax returns to depreciate and deduct the concession title, the railway equipment and other assets that were assets of TFM at the time that it was privatized in 1997. KCS and TMM continue discussions with the Mexican government to resolve the outstanding disputes between the parties.

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mexrail
      On August 16, 2004, KCS, TMM and TFM entered into a new Stock Purchase Agreement (“New Mexrail Stock Purchase Agreement”). Pursuant to the terms of that agreement, KCS purchased from TFM 51% of the outstanding shares of Mexrail, a wholly-owned subsidiary of TFM, for $32.7 million and placed those shares into trust pending STB approval to exercise common control over KCSR, Gateway Eastern and Tex-Mex. Pending the STB’s approval, KCS recorded $2.7 million in losses “Equity in net earnings (losses) of unconsolidated affiliates” representing the Company’s 51% share of Mexrail’s losses for the period from August 16, 2004 through December 31, 2004. The Company’s management expects to complete an evaluation of the fair value of the assets and liabilities of Mexrail in the first quarter of 2005. The terms of the New Mexrail Stock Purchase Agreement are substantially similar to the May 9, 2003 Stock Purchase Agreement, but TFM does not have any right to repurchase the Mexrail shares sold to KCS and KCS has an option which, if not exercised on or before October 31, 2005, becomes an obligation on October 31, 2005, to purchase the remaining shares of Mexrail owned by TFM at a price of $31.4 million. The purchase option has been recorded as a related party payable and noncurrent asset on the balance sheet of KCS at December 31, 2004. On November 29, 2004, the STB approved our application for authority to control KCSR, Gateway Eastern and Tex-Mex which approval became effective on December 29, 2004. The shares representing 51% ownership of Mexrail were transferred by the trustee to KCS on January 1, 2005; accordingly KCS will consolidate Mexrail beginning January 1, 2005.
      The Company has notes receivable of $19.5 million and $6.1 million as of December 31, 2004 and 2003, respectively, from Tex-Mex related to certain rehabilitation and maintenance projects. The notes receivable are interest bearing, $9.0 million at an annual rate of LIBOR plus 3% and $10.5 million at 5.5%, and are included as investments in the accompanying balance sheet.
      The Company has an account receivable from related parties of $4.9 million as of December 31, 2004 and 2003, from Tex-Mex related to certain materials and services provided in the normal course of operations. Total amounts billed to Tex-Mex were $4.5 million, $4.7 million and $1.9 million for the years ended December 31, 2004, 2003 and 2002, respectively.

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
      Concurrent with the formation of this joint venture, the Company entered into operating leases with Southern Capital for substantially all the locomotives and rolling stock contributed or sold to Southern Capital at rental rates which management believes reflected market conditions at that time. Southern Capital has acquired additional equipment since its inception, all of which is leased to KCSR. KCSR paid Southern Capital $32.5 million, $35.3 million and $28.7 million under these operating leases in 2004, 2003 and 2002, respectively. In connection with the formation of Southern Capital, the Company received cash that exceeded the net book value of assets contributed to the joint venture by approximately $44.1 million. Accordingly, this excess fair value over book value is being recognized as a reduction in lease rental expense over the terms of the leases (approximately $4.4 million, $4.5 million and $4.5 million in 2004, 2003 and 2002, respectively). During 2004, the Company received cash dividends of $8.8 million from Southern Capital. No dividends were received from Southern Capital during 2003 or 2002.
      During 2004, Southern Capital recorded a gain of approximately $6.0 million related to the sale of locomotives to KCSR. For purposes of recording its share of Southern Capital earnings, the Company has

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
recorded its share of the gain as a reduction to the cost basis of the equipment acquired. As a result, the Company will recognize its equity in the gain over the remaining depreciable life of the locomotives as a reduction of depreciation expense.
      During 2001, Southern Capital refinanced its five-year credit facility, which was scheduled to mature on October 19, 2001, with a one-year bridge loan for $201 million. On June 25, 2002, Southern Capital refinanced the outstanding balance of this bridge loan through the issuance of approximately $167.6 million of 5.7% pass through trust certificates and proceeds from the sale of 50 locomotives. Of this amount, $104.0 million is secured by all of the locomotives and rolling stock owned by Southern Capital (other than the 50 locomotives, which were sold, as discussed below) and rental payments payable by KCSR under the operating and financing leases of the equipment owned by Southern Capital. Payments of interest and principal of the pass through trust certificates, which are due semi-annually on June 30 and December 30 commencing on December 30, 2002 and ending on June 30, 2022, are insured under a financial guarantee insurance policy by MBIA Insurance Corporation (“MBIA”). KCSR leases or subleases all of the equipment securing the pass through certificates.
      The remaining amount of pass through trust certificates, approximately $63.6 million was assigned to General Electric Corporation (“GE”), the buyer of the 50 locomotives, and is secured by the sold locomotives. Southern Capital does not have the option, nor is it obligated to repurchase or redeem the lease receivable or related equipment on or prior to the expiration of the lease agreement entered into with KCSR at the time of the sale. Southern Capital does not guarantee the lease payments of KCSR and has no obligation to make such payments if KCSR should fail to do so. In the event of a default by KCSR, a third party insurance company, MBIA, guarantees the outstanding debt and may seize the collateralized assets, or find a third party lessee to continue making the rental payments to satisfy the debt requirements.

Panama Canal Railway Company
      In January 1998, the Republic of Panama awarded PCRC, a joint venture between KCS and Mi-Jack Products, Inc. (“Mi-Jack”), the concession to reconstruct and operate the Panama Canal Railway, a 47-mile railroad located adjacent to the Panama Canal, which provides international shippers with a railway transportation option to complement the Panama Canal. The Panama Canal Railway, which traces its origins back to the mid 1800’s, is a north-south railroad traversing the Panama isthmus between the Pacific and Atlantic Oceans. The railroad has been reconstructed and it resumed freight operations on December 1, 2001. Panarail operates and promotes commuter and tourist passenger service over the Panama Canal Railway. Passenger service started during July 2001.
      As of December 31, 2004, the Company has invested approximately $23.9 million toward the reconstruction and operations of the Panama Canal Railway. This investment is comprised of $12.9 million of equity and $11.0 million of subordinated loans. These loans carry a 10% interest rate and are payable on demand, subject to certain restrictions.
      In November 1999, PCRC completed the financing arrangements for this project with the International Finance Corporation (“IFC”), a member of the World Bank Group. The financing is comprised of a $5 million investment by IFC and senior loans through IFC in an aggregate amount of $39.4 million. Additionally, PCRC has $5.8 million of equipment loans and other capital leases totaling $2.0 million. IFC’s investment of $5 million in PCRC is comprised of non-voting preferred shares which pay a 10% cumulative dividend. On March 28, 2005, PCRC and the IFC finalized an agreement whereby PCRC would redeem the shares subscribed and owned by IFC pursuant to the IFC Subscription. Under the agreement, PCRC will pay to the IFC $10.5 million. These shares have a recorded value of $5.0 million and approximately $2.6 million in accrued unpaid dividends. When the transaction is completed, PCRC will record an additional cost of approximately $2.9 million to reflect the premium paid to IFC and, as a result, KCS expects to record its share

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of this cost of approximately $1.5 million in recording its equity in earnings of PCRC in the first quarter of 2005.
      Under the terms of the loan agreement with IFC, the Company is a guarantor for up to $5.6 million of the associated debt. Also if PCRC terminates the concession contract without IFC’s consent, the Company is a guarantor for up to 50% of the outstanding senior loans. The Company is also a guarantor for up to $1.4 million of the equipment loans and approximately $100,000 relating to the other capital leases, and has issued an irrevocable letter of credit in the amount of $1.5 million to fulfill the Company’s 50% guarantee of a $2.9 million equipment loan. The cost of the reconstruction totaled approximately $80 million.
      Financial Information. Financial information of unconsolidated affiliates that the Company accounted for under the equity method is presented in the following table. Amounts, including those for Grupo TFM, are presented under U.S. GAAP. Certain prior year amounts have been reclassified to reflect amounts from applicable audited financial statements (in millions).

	As of and for the Twelve Months Ended
	December 31, 2004

		Grupo	Southern
	Mexrail	TFM(1)	Capital(2)	PCRC

Investment in unconsolidated affiliates	$30.0	$389.6	$29.1	$2.4
Equity in net assets of unconsolidated affiliates	27.1	375.0	29.1	2.4
Financial Condition:
Current assets	$29.8	$252.7	$2.3	$4.2
Non-current assets	71.2	1,982.3	113.5	83.4

Assets	$101.0	$2,235.0	$115.8	$87.6

Current liabilities	$47.3	$211.5	$1.2	$10.7
Non-current liabilities	0.7	865.4	56.5	72.2
Minority interest	—	353.3	—	—
Equity of stockholders and partners	53.0	804.8	58.1	4.7

Liabilities and equity	$101.0	$2,235.0	$115.8	$87.6

Operating results:
Revenues	$60.1	$699.2	$22.7	$10.1

Costs and expenses	$73.8	$593.1	$17.2	$9.2

Net income (loss)	$(7.9)	$(8.3)	$11.8	$(4.2)

(1)	KCS equity in earnings of Grupo TFM excludes loss on sale of Mexrail to KCS of $4.2 million, net of tax and after minority interest.

(2)	KCS equity in earnings of Southern Capital excludes gain on sale of locomotives to KCSR of $6.0 million, net of tax.

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of and for the Twelve Months
	Ended December 31, 2003

	Grupo	Southern
	TFM	Capital	PCRC(a)

Investment in unconsolidated affiliates	$392.1	$28.0	$4.5
Equity in net assets of unconsolidated affiliates	378.9	28.0	4.5
Financial Condition:
Current assets	$225.7	$5.0	$2.5
Non-current assets	2,111.8	127.3	85.3

Assets	$2,337.5	$132.3	$87.8

Current liabilities	$362.7	$1.2	$9.9
Non-current liabilities	806.7	75.0	68.9
Minority interest	354.9	—	—
Equity of stockholders and partners	813.2	56.1	9.0

Liabilities and equity	$2,337.5	$132.3	$87.8

Operating results:
Revenues	$698.5	$31.3	$7.8

Costs and expenses	$591.0	$27.6	$9.1

Net income (loss)	$27.3	$3.6	$(6.1)

(a)	Certain amounts have been reclassified as a result of audit adjustments.

	As of and for the Twelve Months
	Ended December 31, 2002

	Grupo	Southern
	TFM	Capital	PCRC

Operating results:
Revenues	$712.1	$31.0	$5.0

Costs and expenses	$553.0	$26.4	$12.9

Net income (loss)	$110.2	$2.7	$(7.9)

      The Company, Grupo TFM, and certain of their affiliates entered into an agreement on February 27, 2002 with TFM to sell to TFM all of the common stock of Mexrail. The sale closed on March 27, 2002. Accordingly for the period from January 1, 2004 through July 31, 2004, and for years ended December 31, 2003 and 2002, the results of Mexrail are consolidated into the results of Grupo TFM.
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

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The Company continues to evaluate existing alternatives with respect to utilizing foreign currency instruments to hedge its U.S. dollar investment in Grupo TFM as market conditions change or exchange rates fluctuate. At December 31, 2004, 2003 and 2002, the Company had no outstanding foreign currency hedging instruments.
      Results of the Company’s investment in Grupo TFM are reported under U.S. GAAP, while Grupo TFM reports its financial results under International Financial Reporting Standards (“IFRS”). Because the Company is required to report its equity earnings (losses) in Grupo TFM under U.S. GAAP and Grupo TFM reports under IFRS, differences in deferred income tax calculations and the classification of certain operating expense categories occur. The deferred income tax calculations are significantly impacted by fluctuations in the relative value of the Mexican peso versus the U.S. dollar and the rate of Mexican inflation, and can result in significant variability in the amount of equity earnings (losses) reported by the Company.
Note 4.     Other Balance Sheet Captions
      Accounts Receivable. Accounts receivable include the following items (in millions):

	2004	2003

Accounts receivable	$149.2	$125.0
Allowance for doubtful accounts	(9.6)	(10.4)

Accounts receivable, net	$139.6	$114.6

Bad debt expense	$2.7	$1.9

      Other Current Assets. Other current assets include the following items (in millions):

	2004	2003

Deferred income taxes	$13.8	$10.3
Prepaid expenses	3.8	2.9
Other	9.6	8.1

Total	$27.2	$21.3

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Properties. Properties and related accumulated depreciation and amortization are summarized below (in millions):

	2004	2003

Properties, at cost
Road properties	$1,735.2	$1,663.3
Equipment	293.8	275.1
Computer software	68.3	64.6
Equipment under capital leases	4.1	6.6
Other	9.1	8.7

Total	2,110.5	2,018.3
Accumulated depreciation and amortization	755.3	734.3

Total	1,355.2	1,284.0
Construction in progress	68.8	78.5

Net Properties	$1,424.0	$1,362.5

      Accrued Liabilities. Accrued liabilities include the following items (in millions):

	2004	2003

Claims reserves	$35.1	$34.4
Prepaid freight charges due other railroads	30.5	19.7
Car hire per diem	9.2	9.0
Vacation accrual	9.9	10.1
Property and other taxes	7.2	5.2
Interest payable	5.9	6.6
Other	50.6	34.4

Total	$148.4	$119.4

      Other Noncurrent Liabilities and Deferred Credits. Other noncurrent liabilities and deferred credits include the following items (in millions):

	2004	2003

Claims reserves	$39.9	$36.6
Accrued employee benefits	8.4	9.0
Deferred gain on sale of equipment to Southern Capital	8.7	13.7
Deferred gain on sale of Mexrail	5.9	6.1
Other	20.7	44.0

Total	$83.6	$109.4

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Long-Term Debt
      Indebtedness Outstanding. Long-term debt and pertinent provisions follow (in millions):

	2004	2003

KCS	$1.3	$1.3
KCSR
Borrowings pursuant to Amended 2004 Credit Facility
Revolving Credit Facility, variable interest rate at December 31, 2004 — 4.35%, due March 2007	—	—
Term Loans, variable interest rate at December 31,2004 — 4.19%, due March 2008	249.2	98.5
7 1/2% Senior Notes, due June 15, 2009	200.0	200.0
9 1/2% Senior Notes, due October 1, 2008	200.0	200.0
Equipment Trust Certificates, 8.56% due serially to December 15, 2006	10.8	17.1
Capital Lease Obligations, 7.15% to 8.00%, due serially to September 30, 2009	1.5	1.9
Term Loans with State of Illinois, 3% to 5% due serially to 2009	2.2	2.8
Other	0.7	1.8

Total	665.7	523.4
Less: debt due within one year	9.9	9.9

Long-term debt	$655.8	$513.5

      Amended 2004 Senior Secured Credit Facility. During March 2004, the Company used cash on hand to repay approximately $98.5 million of debt relating to the Company’s former credit facility (“KCS Credit Facility”). On March 30, 2004, the Company closed on a new credit facility (“2004 Credit Facility”). The 2004 Credit Facility consists of a $100 million revolving credit facility (“2004 Revolving Credit Facility”) maturing on March 30, 2007 and a $150 million Term B loan facility (“Term B Loan Facility”) maturing on March 30, 2008. The Term B Loan Facility was fully funded on the closing date and the proceeds are expected to be used to pay transaction costs and for other general corporate purposes, including additional investments in the Company’s Mexican affiliates. Up to $25.0 million of the 2004 Revolving Credit Facility is available for letters of credit and up to $15 million is available for swing line loans. The proceeds from future borrowings under the 2004 Revolving Credit Facility may be used for working capital and for general corporate purposes, including additional investments in the Company’s Mexican affiliates. The letters of credit may be used for general corporate purposes. Borrowings under the 2004 Credit Facility are secured by substantially all of the Company’s assets and are guaranteed by the majority of its subsidiaries.
      The Term B Loan Facility and the 2004 Revolving Credit Facility bear interest at the London Interbank Offered Rate (“LIBOR”) plus an applicable margin or at an alternative base rate plus an applicable margin. The applicable margin for the Term B Loan facility was 200 basis points over LIBOR for LIBOR borrowings. The applicable margin for the 2004 Revolving Credit Facility was set at 2.25% for LIBOR borrowings for the first six months and thereafter is based on the Company’s leverage ratio (defined as the ratio of the Company’s total debt to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization, excluding the undistributed earnings of unconsolidated affiliates and certain other non-cash charges) for the prior four fiscal quarters).
      The 2004 Credit Facility requires the payment of a commitment fee of 0.50% per annum to the lenders on the average daily, unused amount of the 2004 Revolving Credit Facility. Additionally, a fee equal to the applicable margin for LIBOR priced borrowings under the 2004 Revolving Credit Facility will be paid on any letter of credit issued under the 2004 Revolving Credit Facility.

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The 2004 Credit Facility contains certain provisions, covenants and restrictions customary for this type of debt and for borrowers with a similar credit rating. These provisions include, among others, restrictions on the Company’s ability and its subsidiaries ability to 1) incur additional debt or liens; 2) enter into sale and leaseback transactions; 3) merge or consolidate with another entity; 4) sell assets; 5) enter into certain transactions with affiliates; 6) make investments, loans, advances, guarantees or acquisitions; 7) make certain restricted payments, including dividends, or make certain payments on other indebtedness; or 8) make capital expenditures in excess of allowed amounts. In addition, the Company is required to comply with certain financial ratios, including minimum interest expense coverage and leverage ratios. The 2004 Credit Facility also contains certain customary events of default. These covenants, along with other provisions, could restrict maximum utilization of the 2004 Revolving Credit Facility. At December 31, 2004, KCS had available borrowing under the Revolving Credit Facility in the full amount of $100 million.
      On December 22, 2004, the Company entered into an amendment and waiver of the 2004 Credit Facility. The credit agreement was amended to, among other things, increase the Term B Loan Facility by $100,000,000 to a total amount outstanding at December 31, 2004 of $249.2 million and decrease the borrowing spread by 25 basis points to 175 basis points for LIBOR borrowings. In addition, a waiver was granted that would allow KCSR to make an additional $55 million of capital expenditures during 2004 and 2005. The maturity date of the credit agreement was unchanged.
      Approximately $3.8 million of debt issuance costs related to the 2004 Credit Facility (including the amendments) have been deferred and are being amortized over the respective terms of the loans. Debt retirement costs of approximately $4.2 million associated with the previous revolving credit facility and term loan were recorded during the quarter ended March 31, 2004.
      7 1/2% Senior Notes. In June 2002, KCSR issued $200 million of 7 1/2% senior notes due June 15, 2009 (“7 1/2% Notes”). Net proceeds from the offering of $195.8 million, together with cash, were used to repay term debt under the KCS Credit Facility and certain other secured indebtedness of the Company. The 7 1/2% Notes were subsequently exchanged for registered notes with substantially identical terms. These registered notes bear a fixed annual interest rate to be paid semi-annually on June 15 and December 15 and are due June 15, 2009. These registered notes are general unsecured obligations of KCSR, are guaranteed by the Company and certain of its subsidiaries, and contain certain covenants and restrictions customary for this type of debt instrument and for borrowers with similar credit ratings.
      9 1/2% Senior Notes. During the third quarter of 2000, KCSR completed a $200 million offering of 8-year senior unsecured notes (“9 1/2% Notes”). Net proceeds from this offering of $196.5 million were used to refinance term debt and reduce commitments under the KCS Credit Facility. The 9 1/2% Notes were subsequently exchanged for registered notes with substantially identical terms. These registered notes bear a fixed annual interest rate and are due on October 1, 2008. These registered notes are general unsecured obligations of KCSR, are guaranteed by the Company and certain of its subsidiaries, and contain certain covenants and restrictions customary for this type of debt instrument and for borrowers with similar credit ratings.
      Debt issuance costs related to indebtedness have been deferred and are being amortized over the respective term of the loans.

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Leases and Debt Maturities. The Company and its subsidiaries lease transportation equipment, as well as office and other operating facilities under various capital and operating leases. Rental expenses under operating leases were $57.7 million, $57.2 million and $55.0 million for the years 2004, 2003 and 2002, respectively. Contingent rentals and sublease rentals were not significant. Minimum annual payments and present value thereof under existing capital leases, other debt maturities, and minimum annual rental commitments under non-cancelable operating leases are as follows (dollars in millions):

		Capital Leases
						Operating Leases
	Long-	Minimum		Net
	Term	Lease	Less	Present	Total	Southern	Third
	Debt	Payments	Interest	Value	Debt	Capital	Party	Total

2005	$9.5	$0.5	$0.1	$0.4	$9.9	$28.4	$28.1	$56.5
2006	8.6	0.4	0.1	0.3	8.9	23.4	21.2	44.6
2007	184.0	0.3	—	0.3	184.3	18.9	18.6	37.5
2008	261.1	0.3	—	0.3	261.4	19.3	16.4	35.7
2009	200.3	0.2	—	0.2	200.5	17.2	14.3	31.5
Later years	0.7	—	—	—	0.7	126.0	87.4	213.4

Total	$664.2	$1.7	$0.2	$1.5	$665.7	$233.2	$186.0	$419.2

      KCSR Indebtedness. KCSR has purchased locomotives and rolling stock under equipment trust certificates and capitalized lease obligations. The equipment, which has been pledged as collateral for the related indebtedness, has an original cost of $132.0 million and a net book value of $59.0 million.
      Other Agreements, Guarantees, Provisions and Restrictions. The Company has debt agreements containing restrictions on subsidiary indebtedness, advances and transfers of assets, and sale and leaseback transactions, as well as requiring compliance with various financial covenants. At December 31, 2004, the Company was in compliance with the provisions and restrictions of these agreements. Because of certain financial covenants contained in the debt agreements, however, maximum utilization of the Company’s available line of credit may be restricted.
      Change in Control Provisions. Certain loan agreements and debt instruments entered into or guaranteed by the Company and its subsidiaries provide for default in the event of a specified change in control of the Company or particular subsidiaries of the Company.
Note 6.     Income Taxes
      Current income tax expense represents the amounts expected to be reported on the Company’s income tax return, and deferred tax expense or benefit represents the change in net deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. Valuation allowances are used to reduce deferred tax assets to the amount considered likely to be realized.

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Tax Expense. Income tax provision (benefit) consists of the following components (in millions):

	2004	2003	2002

Current
Federal	$(12.4)	$(4.7)	$(15.3)
State and local	0.1	0.3	0.4

Total current	(12.3)	(4.4)	(14.9)

Deferred
Federal	33.8	0.6	20.8
State and local	2.1	1.0	1.0

Total deferred	35.9	1.6	21.8

Total income tax provision (benefit)	$23.6	$(2.8)	$6.9

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in millions):

	2004	2003

Liabilities:
Depreciation	$455.8	$449.2
Investments	7.3	—
Other, net	4.6	2.6

Gross deferred tax liabilities	467.7	451.8

Assets:
Loss carryovers	(16.5)	(32.7)
Book reserves not currently deductible for tax	(36.5)	(26.8)
Vacation accrual	(2.4)	(2.7)
Investments	—	(12.6)
Other, net	(4.0)	(4.6)

Gross deferred tax assets before valuation allowance	(59.4)	(79.4)
Valuation allowance on loss carryovers	8.8	8.8

Gross deferred tax assets	(50.6)	(70.6)

Net deferred tax liability	$417.1	$381.2

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Tax Rates. Differences between the Company’s effective income tax rates and the U.S. federal income tax statutory rates of 35% are as follows (in millions):

	2004	2003	2002

Income tax provision using the
Statutory rate in effect	$16.8	$0.2	$21.4
Tax effect of
Earnings of equity investees	1.8	(4.3)	(15.0)
State and local income tax provision (benefit)	2.8	0.8	1.4
Other, net	2.2	0.5	(0.9)

Total tax expense (benefit)	$23.6	$(2.8)	$6.9

Effective tax rate	49.1%	(600.7)%	11.3%

      Other, net for 2004 includes certain adjustments of prior year provision estimates resulting in a $1.1 million increase in tax expense.
      Difference Attributable to Grupo TFM Investment. At December 31, 2004, the Company’s book basis exceeded the tax basis of its investment in Grupo TFM by $90.1 million. The Company has not provided a deferred income tax liability for the income taxes, if any, which might become payable on the realization of this basis difference because the Company intends to indefinitely reinvest in Grupo TFM the financial accounting earnings which gave rise to the basis differential. Moreover, the Company has no other plans to realize this basis differential by a sale of its investment in Grupo TFM. If the Company were to realize this basis difference in the future by a receipt of dividends or the sale of its interest in Grupo TFM, as of December 31, 2004 the Company would incur gross federal income taxes of $31.5 million, which might be partially or fully offset by Mexican income taxes and could be available to reduce federal income taxes at such time.
      Tax Carryovers. In the years ended December 31, 2003 and 2002, the Company generated both federal and state net operating losses. The 2003 losses are carried forward 20 years for federal and from 5 to 20 years for state. The 2002 federal loss was carried back to 2000, whereas the state losses have been carried forward.
      Both the federal and state loss carryovers are analyzed each year to determine the likelihood of realization. The federal loss carryover at December 31, 2004 is approximately $0.9 million and will expire in 2023. The Company believes the Federal loss carryover is more likely than not to be realized.
      The state loss carryovers arise from both combined and separately filed tax filings from as early as 1990. The loss carryovers may expire as early as December 31, 2005 and as late as December 31, 2024. The state loss carryover at December 31, 2004 is $497.8 million (about $16.2 million of tax), of which it is expected that $271.4 million (about $8.8 million of tax) will expire without utilization, leaving $226.4 million (about $7.4 million of tax) expected to be realized. Management believes that deferred tax assets, net of the valuation allowance, will be ultimately realized.
      Internal Revenue Service reviews. The IRS recently concluded reviews of the 1990-1996 tax years. The Company received $21.6 million in tax refunds ($37.6 million including interest) from adjustments arising in those years. The Company recognized interest income in the financial statements as an increase of $10.3 million to other income, an increase in deferred taxes of $21.5 million and an increase of $6.0 million in other liabilities (primarily interest and amounts due to former affiliates) offset by an increase in current tax expense of $0.2 million. The federal statute of limitations has closed for years prior to 1997. The IRS is currently in the process of reviewing the consolidated federal income tax returns for the years 1997 through 1999. In addition, other taxing authorities are currently reviewing the years 2000 through 2003. The Company

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
believes that adequate provision has been made for any adjustment (taxes and interest) that might be assessed for all open years.
Note 7.     Stockholders’ Equity
      Stockholders’ Equity. Information regarding the Company’s capital stock at December 31, 2004 and 2003 follows:

	Shares	Shares
	Authorized	Issued

$25 Par, 4% noncumulative, Preferred stock	840,000	649,736
$1 Par, Preferred stock	2,000,000	None
$1 Par, Series A, Preferred stock	150,000	None
$1 Par, Series B convertible, Preferred stock	1,000,000	None
$1 Par, Redeemable Cumulative Convertible
Perpetual Preferred Stock	400,000	400,000
$.01 Par, Common stock	400,000,000	73,369,116
      Shares outstanding at December 31:

	2004	2003

$25 Par, 4% noncumulative, Preferred stock	242,170	242,170
$1 Par, Redeemable Cumulative Convertible Perpetual Preferred Stock	400,000	400,000
$.01 Par, Common stock	63,270,204	62,175,621
      Stock Option Plans. The Kansas City Southern 1991 Amended and Restated Stock Option and Performance Award Plan (as amended and restated effective May 5, 2004) provides for the granting of options to purchase up to 16.0 million shares of the Company’s common stock by officers and other designated employees. Options have been granted under this plan at 100% of the average market price of the Company’s stock on the date of grant and generally may not be exercised sooner than one year or longer than ten years following the date of the grant, except that options outstanding with limited rights (“LRs”) or limited stock appreciation rights (“LSARs”), become immediately exercisable upon certain defined circumstances constituting a change in control of the Company. The plan includes provisions for stock appreciation rights, LRs and LSARs. All outstanding options include LSARs, except for options granted to non-employee Directors prior to 1999.
      For purposes of computing the pro forma effects of option grants under the fair value accounting method prescribed by SFAS 123, the fair value of each option grant is estimated on the date of grant using a version of the Black-Scholes option pricing model. The following assumptions were used for the various grants depending on the date of grant, nature of vesting and term of option:

	2004	2003	2002

Dividend Yield	0%	0%	0%
Expected Volatility	26% to 32%	33% to 41%	35% to 38%
Risk-free Interest Rate	2.17% to 3.91%	1.68% to 2.30%	2.16% to 3.88%
Expected Life	3-7 years	3-7 years	3 years
      For the three years ended December 31, 2004, changes in these assumptions have resulted from changes in the risk free rate due to changing market conditions and changes in expected volatility that reflect an average of the most recent three years volatility of KCS common stock.

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Summary of Company’s Stock Option Plans. A summary of the status of the Company’s stock option plans as of December 31, 2004, 2003 and 2002 and changes during the years then ended is presented below.

			2003		2002
		2004
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at January 1	4,612,863	$7.36	4,845,226	$6.35	5,821,315	$5.44
Exercised	(894,832)	5.64	(769,782)	4.60	(1,265,418)	4.87
Canceled/ Expired	(115,536)	12.27	(114,582)	10.67	(144,388)	6.15
Granted	590,247	14.67	652,001	12.15	433,717	14.25

Outstanding at December 31	4,192,742	$8.62	4,612,863	$7.36	4,845,226	$6.35

Exercisable at December 31	3,140,786	$6.93	3,807,886	$6.30	3,784,417	$5.63
Weighted–average fair value of options granted during the period		$3.64		$4.86		$3.97
      The following table summarizes information about stock options outstanding at December 31, 2004:

	Outstanding			Exercisable

		Weighted-	Weighted-		Weighted-
		Average	Average		Average
	Shares	Remaining	Exercise	Shares	Exercise
Range of Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price

		(years)
$.20 - 1	83,677	0.8	$0.94	83,677	$0.94
1 - 2	88,755	2.4	1.35	88,755	1.35
2 - 4	79,212	3.9	2.76	79,212	2.76
4 - 7	2,209,725	5.5	5.76	2,209,725	5.76
7 - 10	94,588	5.7	8.23	94,588	8.23
10 - 13	839,305	7.9	12.35	306,745	11.84
13 - 17	797,480	8.6	14.87	278,084	15.18

$.20 - 17	4,192,742	6.4	$8.62	3,140,786	$6.93

      At December 31, 2004, shares available for future grants under the stock option plan were 785,305.
      Stock Purchase Plan. The Employee Stock Purchase Plan (“ESPP”), established in 1977, provides substantially all full-time employees of the Company, certain subsidiaries and certain other affiliated entities, with the right to subscribe to an aggregate of 11.4 million shares of common stock. For offerings under the Fifteenth and Fourteenth Offerings of the ESPP, the purchase price for shares were 85% of the average market price on either the exercise date or the offering date, whichever was lower, but in no event less than the par value of the shares. For offerings under the Sixteenth Offering, the purchase prices for shares was 90% of the average market price on either the exercise date or the offering date, whichever was lower, but in no event

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
less than the par value of the shares. The following table summarizes activity related to the various ESPP offerings:

						Received from
	Date	Shares		Shares		Employees*
	Initiated	Subscribed	Price	Issued	Date Issued	(in millions)

Sixteenth Offering	2004	119,384	$15.14	—	—	$—
Fifteenth Offering	2003	242,589	$11.08 -$11.28	206,123	2004/2005	$2.3
Fourteenth Offering	2002	248,379	$9.27-$12.29	197,734	2003/2004	$2.4

*	Represents amounts received from employees through payroll deductions for share purchases under applicable offering.
      At December 31, 2004, there were approximately 4.3 million shares available for future ESPP offerings.
      For purposes of computing the pro forma effects of employees’ purchase rights under the fair value accounting method prescribed by SFAS 123, the fair value of the offerings under the ESPP is estimated on the date of grant using a version of the Black-Scholes option pricing model. The following weighted-average assumptions were used for the Sixteenth, Fifteenth and Fourteenth Offerings, respectively: i) dividend yield of 0.00%, 0.00% and 0.00%; ii) expected volatility of 27%, 35% and 36%; iii) risk-free interest rate of 2.85%, 1.26% and 2.22%; and iv) expected life of one year. The weighted-average fair value of purchase rights granted under the Sixteenth, Fifteenth and Fourteenth Offerings of the ESPP were $2.96, $2.95 and $3.00, respectively.
      Treasury Stock. Shares of common stock in Treasury and related activity were as follows at December 31:

	2004	2003	2002

Balance at beginning of year	11,193,495	12,266,101	14,125,949
Shares issued to fund stock option exercises and subscriptions under employee stock purchase plans	(1,094,583)	(1,072,606)	(1,859,848)

Balance at end of year	10,098,912	11,193,495	12,266,101

      Redeemable Cumulative Convertible Perpetual Preferred Stock. On May 5, 2003, the Company completed the sale of $200 million of Redeemable Cumulative Convertible Perpetual Preferred Stock (“Convertible Preferred Stock”) with a liquidation preference of $500 per share in a private offering. The Convertible Preferred Stock offering was made only by means of an offering memorandum pursuant to Rule 144A. Dividends on the Convertible Preferred Stock are cumulative and are payable quarterly at an annual rate of 4.25% of the liquidation preference, when, as and if declared by the Company’s board of directors. Accumulated unpaid dividends will accumulate dividends at the same rate as dividends accumulate on the Convertible Preferred Stock. Each share of the Convertible Preferred Stock will be convertible, under certain conditions, and subject to adjustment under certain conditions, into 33.4728 shares of the Company’s common stock. On or after May 20, 2008, the Company will have the option to redeem any or all of the Convertible Preferred Stock, subject to certain conditions. Under certain circumstances, at the option of the holders of the Convertible Preferred Stock, the Company may be required to purchase shares of the Convertible Preferred Stock from the holders. The Convertible Preferred Stock is redeemable at the option of a holder only in the event of a “fundamental change,” which is defined as “any transaction or event (whether by means of an exchange offer, liquidation, tender offer, consolidation, merger, combination, reclassification, recapitalization or otherwise) in connection with which all or substantially all of the Company’s common stock is exchanged for, converted into, acquired for or constitutes solely the right to receive common stock that is not listed on a United States national securities exchange or approved for quotation on the Nasdaq National

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Market or similar system. The practical effect of this provision is to limit the Company’s ability to eliminate a holder’s ability to convert the Convertible Preferred Stock into common shares of a publicly traded security through a merger or consolidation transaction. In no other circumstances is the Company potentially obligated to redeem the Convertible Preferred Stock for cash. Accordingly, since the Company is in a position to control whether the Company experiences a “fundamental change,” the Convertible Preferred Stock is classified as permanent equity capital.
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
      The Rights, which are automatically attached to the common stock, are not exercisable or transferable apart from the common stock until the tenth calendar day following the earlier to occur of (unless extended by the Board of Directors and subject to the earlier redemption or expiration of the Rights): (i) the date of a public announcement that an acquiring person acquired, or obtained the right to acquire, beneficial ownership of 20 percent or more of the outstanding shares of the common stock of the Company (or 15 percent in the case that such person is considered an “adverse person”), or (ii) the commencement or announcement of an intention to make a tender offer or exchange offer that would result in an acquiring person beneficially owning 20 percent or more of such outstanding shares of common stock of the Company (or 15 percent in the case that such person is considered an “adverse person”). Until exercised, the Rights will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends. In connection with certain business combinations resulting in the acquisition of the Company or dispositions of more than 50% of Company assets or earnings power, each Right shall thereafter have the right to receive, upon the exercise thereof at the then current exercise price of the Right, that number of shares of the highest priority voting securities of the acquiring company (or certain of its affiliates) that at the time of such transaction would have a market value of two times the exercise price of the Right. The Rights expire on October 12, 2005, unless earlier redeemed by the Company as described below. In conjunction with the Acquisition, KCS and the Rights Agent, will amend the Rights Agreement to, among other things, amend the definition of “Acquiring Person” so that the Acquisition will not trigger the rights under the Rights Agreement, dated September 19, 1995.
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
      The Series A Preferred shares purchasable upon exercise of the Rights will have a cumulative quarterly dividend rate set by the Board of Directors or equal to 1,000 times the dividend declared on the common stock for such quarter. Each share will have the voting rights of one vote on all matters voted at a meeting of the stockholders for each 1/1,000th share of preferred stock held by such stockholder. In the event of any merger,

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
consolidation or other transaction in which the common shares are exchanged, each Series A Preferred share will be entitled to receive an amount equal to 1,000 times the amount to be received per common share. In the event of liquidation, the holders of Series A Preferred shares will be entitled to receive $1,000 per share or an amount per share equal to 1,000 times the aggregate amount to be distributed per share to holders of common stock. The shares will not be redeemable. The vote of holders of a majority of the Series A Preferred shares, voting together as a class, will be required for any amendment to the Company’s Certificate of Incorporation that would materially and adversely alter or change the powers, preferences or special rights of such shares.
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
      The Company and certain of its subsidiaries have established trusts to provide for the funding of corporate commitments and entitlements of officers, directors, employees and others in the event of a specified change in control of the Company or subsidiary. Assets held in such trusts at December 31, 2004 were not material. Depending upon the circumstances at the time of any such change in control, the most significant factor of which would be the highest price paid for KCS common stock by a party seeking to control the Company, funding of the Company’s trusts could be substantial.
Note 8.     Profit Sharing and Other Postretirement Benefits
      The Company maintains various plans for the benefit of its employees as described below. For the years ended December 31, 2004, 2003 and 2002, the Company expensed $1.2 million, $0.9 million and $0.4 million, respectively, related to the KCS 401(k) and Profit Sharing Plan (the “401(k) Plan”). During 2004, 2003 and 2002, the Company did not recognize any expense relative to profit sharing or the ESOP.
      401(k) and Profit Sharing Plan. The 401(k) Plan permits participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code and also allows employees to direct their profit sharing accounts into selected investments. The Company matched employee 401(k) contributions up to a maximum of 5% of compensation in 2004 and 2003 and 3% of compensation during 2002. Qualified profit sharing plans are maintained for most employees not included in collective bargaining agreements. Contributions by the Company and its subsidiaries are made at the discretion of the Board of Directors of KCS in amounts not to exceed the maximum allowable for federal income tax purposes.
      Employee Stock Ownership Plan. KCS established the ESOP for employees not covered by collective bargaining agreements. KCS contributions to the ESOP are based on a percentage of wages earned by eligible employees. Contributions and percentages are determined by the Compensation and Organization Committee of the Board of Directors.
      Other Postretirement Benefits. The Company provides certain medical, life and other postretirement benefits other than pensions to its retirees. The medical and life plans are available to employees not covered under collective bargaining arrangements, who have attained age 60 and rendered ten years of service. Individuals employed as of December 31, 1992 were excluded from a specific service requirement. The medical plan is contributory and provides benefits for retirees, their covered dependents and beneficiaries. The medical plan provides for an annual adjustment of retiree contributions, and also contains, depending on the plan coverage selected, certain deductibles, co-payments, coinsurance and coordination with Medicare. Certain management employees also maintain their status under a collective bargaining agreement, which permits them access to postretirement medical under the multiemployer plan described below. Assumptions related to medical postretirement benefits plan were adjusted in 2004 to reflect the expected participation of these individuals in the multiemployer plan. The life insurance plan is non-contributory and covers retirees only. The Company’s policy, in most cases, is to fund benefits payable under these plans as the obligations

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
become due. However, certain plan assets (money market funds held in a life insurance company) exist with respect to life insurance benefits. A life insurance company holds these assets and the Company receives an investment return on these assets based on the six-month Treasury Bill rate plus 25 basis points.
      Based upon current regulations, the Company’s plans are actuarially equivalent to Medicare part D benefits; however, provisions within the plans contain retiree cost sharing features, which make any potential benefit to KCS from the subsidy entitlement unlikely to be material.
      The Gateway Western benefit plans are slightly different from those of the Company and other subsidiaries. Gateway Western provides contributory health, dental and life insurance benefits to these remaining employees and retirees.
      The Company uses January 1 as the measurement date for its postretirement benefit obligations.
Assumptions
      The following assumptions were used to determine postretirement obligations and net periodic benefit costs for the years ended December 31:

	2004	2003

Annual increase in CPI	2.50%	2.25%
Expected rate of return on life insurance plan assets	6.25	6.50
Discount rate	5.65	6.00
      The Company’s health care costs, excluding former Gateway Western employees and certain former employees of the MidSouth, are limited to the increase in the Consumer Price Index (“CPI”) with a maximum annual increase of 5%. Accordingly, health care costs in excess of the CPI limit will be borne by the plan participants, and therefore assumptions regarding health care cost trend rates are not applicable. The expected rate of return on life insurance plan assets is the return, over the period that benefits are expected to be paid. In determining the expected long-term rate of return, the Company considered forward looking information and historical returns for similar investments.
      The assumed annual rate of increase in health care costs for Gateway Western employees and retirees under the Gateway Western plan is as follows:

	2004	2003

Health care cost trend assumed for next year	10.00%	10.25%
Ultimate trend rate	5.00	5.25
Year that rate reaches the ultimate trend rate	2009	2008
      An increase or decrease in the assumed health care cost trend rates by one percent in 2004, 2003 and 2002 would not have a significant impact on the accumulated postretirement benefit obligation or on the aggregate of the service and interest components of the net periodic postretirement benefit cost.

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Obligations, Funded Status and Components of Net Periodic Benefit Cost
      A reconciliation of the accumulated postretirement benefit obligation, change in plan assets and funded status, respectively, at December 31 follows (in millions):

	2004	2003

Accumulated postretirement benefit obligation at beginning of year	$10.2	$10.0
Service cost	0.2	0.3
Interest cost	0.6	0.6
Actuarial (gain) loss	(1.0)	0.2
Benefits paid, net of retiree contributions(i)	(0.9)	(0.9)

Accumulated postretirement benefit obligation at end of year	9.1	10.2

Fair value of plan assets at beginning of year	1.0	1.0
Actual return on plan assets	—	0.1
Benefits paid, net of retiree contributions(i)	(0.2)	(0.1)

Fair value of plan assets at end of year	0.8	1.0
Funded status	(8.3)	(9.2)
Unrecognized prior service cost	(0.1)	(0.1)

Accrued benefit cost	$(8.4)	$(9.3)

(i)	Benefits paid for the reconciliation of accumulated postretirement benefit obligation include both medical and life insurance benefits; whereas benefits paid for the fair value of plan assets reconciliation include only life insurance benefits. Plan assets relate only to the life insurance benefits. Medical benefits are funded as obligations become due.
      Net periodic postretirement benefit cost included the following components (in millions):

	2004	2003	2002

Service cost	$0.2	$0.3	$0.2
Interest cost	0.6	0.6	0.6
Expected return on plan assets	—	(0.1)	(0.1)

Net periodic postretirement benefit cost	$0.8	$0.8	$0.7

      The net periodic postretirement benefit costs outlined above do not include a component for the amortization of actuarial gains or losses as the Company has consistently recognized these gains and losses immediately. Actuarial (gains) losses recognized by the Company were ($1.0) million, $0.2 million and $1.0 million for 2004, 2003 and 2002, respectively. The amortization of unrecognized prior service cost was not material for the years ended December 31, 2004, 2003 and 2002, respectively.
Cash Flows
      During 2005, the Company expects to contribute approximately $0.9 million to its other post retirement benefit plans in the form of benefit payments.

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in millions):

Expected Future
Years	Benefits Payments

2005	$0.9
2006	0.9
2007	0.8
2008	0.8
2009	0.8
2010 — 2014	$4.1
Multi-employer Plan
      Under collective bargaining agreements, KCSR participates in a multi-employer benefit plan, which provides certain post-retirement health care and life insurance benefits to eligible union employees and certain retirees. Premiums under this plan are expensed as incurred and were $1.9 million, $1.7 million and $1.0 million for 2004, 2003 and 2002, respectively. Based on existing rates, premium amounts are not expected to change substantially in 2005 compared to 2004.
Note 9.     Commitments and Contingencies
      Litigation. The Company is a party to various legal proceedings and administrative actions, all of which are of an ordinary, routine nature and incidental to its operations. Included in these proceedings are various tort claims brought by current and former employees for job related injuries and by third parties for injuries related to railroad operations. We aggressively defend these matters and have established liability reserves which management believes are adequate to cover expected costs. Although it is not possible to predict the outcome of any legal proceeding, in the opinion of the Company’s management, such proceedings and actions should not, individually, or in the aggregate, have a material adverse effect on the Company’s financial condition.
      Stilwell Tax Dispute. On October 15, 2004, KCS and Janus Capital Group Inc. (“Janus”), formerly Stilwell Financial Inc. (“Stilwell”), finalized a settlement agreement (“Release”), effecting settlement of all disputes which arose on or before August 13, 2004 relating to the spin-off of Stilwell from KCS on July 12, 2000 (the “Spin-off”). As part of the settlement, all arbitration claims filed by the parties with the American Arbitration Association were dismissed. This claim involved the entitlement to compensation expense deductions for federal income tax purposes, associated with the exercise of certain stock options issued by Stilwell (the “Substituted Options”) in connection with the Spin-off. Prior to the settlement, amounts related to the tax benefits of exercises of the Substituted Options were recorded as a noncurrent liability in the consolidated financial statements pending resolution of this dispute. As a result of this settlement, the Company reclassified approximately $27.1 million in tax benefits from previous exercises of the Substituted Options to additional paid in capital on the balance sheet. As previously disclosed, the settlement had no adverse consequences to the Company.
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

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Panama Canal Railway Company. Under certain limited conditions, the Company is a guarantor for up to $5.6 million of cash deficiencies associated with the operations of PCRC. In addition, the Company is a guarantor for up to $3.0 million of equipment loans. Further, if the Company or its partner terminate the concession contract without the consent of IFC, the Company is a guarantor for up to 50% of the outstanding senior loans. See Note 3.
      Commitment for Locomotive Purchase. On February 15, 2005, KCSR entered into a purchase agreement with the Electro-Motive Division of General Motors Corporation (GM) to purchase new SD70ACe locomotives at a cost of approximately $55 million. KCSR expects the locomotives to be delivered in the fourth quarter of 2005. If KCSR fails to purchase the locomotives, GM is permitted to cancel the purchase agreement and KCSR must pay specified cancellation charges.
      Heavener Fueling Facility and Pipeline. The Company has entered into an agreement to transport locomotive diesel fuel via pipeline into the Company’s fuel facility in Heavener, Oklahoma. The pipeline was completed and placed in service in May 2004. The contract provides that the Company will pay to the supplier transportation fees based on published tariff rates per barrel. The contract further requires that for a period of ten years after the pipeline is placed in service, the fees will be at least $1.5 million per year.
Note 10.     Derivative Instruments and Purchase Commitments
      Derivative Instruments. The Company does not engage in the trading of derivatives. The Company’s objective for using derivative instruments is to manage its fuel price risk and mitigate the impact of fluctuations in fuel prices. In general, the Company enters into derivative transactions in limited situations

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
based on management’s assessment of current market conditions and perceived risks. Management intends to respond to evolving business and market conditions in order to manage risks and exposures associated with the Company’s various operations, and in doing so, may enter into such transactions more frequently as deemed appropriate.

Fuel Derivative Transactions
      At December 31, 2004, the Company was a party to one fuel swap agreement for a notional amount of approximately 2.5 million gallons of fuel. Under the terms of this swap, the Company receives a variable price based upon an average of the spot prices calculated on a monthly basis as reported through a petroleum price reporting service and pays a fixed price determined at the time the Company entered into the swap transaction. The variable price the Company is receiving is approximately equal to the price the Company is paying in the market for locomotive fuel. By entering into swap transactions, the Company is able to fix the cost of fuel for the notional amount of gallons hedged.
      A summary of the swap agreement to which KCSR was a party as of December 31, 2004 follows:

Trade Dates	Notional Amount	Fixed pay per gallon	Expiration Date

October 31, 2003	2.5 million gallons	68.0¢	December 31, 2005
      Cash settlements of this swap occur on a monthly basis on the fifth business day of the month following the month for which the settlement is calculated. As of December 31, 2004, the fair market value of the benefit of the swap was $1.1 million. For the years ended December 31, 2004, 2003 and 2002, KCSR consumed 59.2 million, 55.4 million and 55.3 million gallons of fuel, respectively. Fuel hedging transactions, including fuel swaps as well as forward purchase commitments, resulted in a decrease in fuel expense of $3.0 million, $1.1 million, and $0.4 million in 2004, 2003 and 2002, respectively.

Southern Capital
      The Company records adjustments to its stockholders’ equity (accumulated other comprehensive income (loss)) for its portion of the adjustment to the fair value of derivative transactions to which Southern Capital was a participant. The Company also adjusts its investment in Southern Capital by the change in the fair value of these derivative instruments. For the year ended December 31, 2002, the Company recorded a reduction to its stockholders equity (accumulated other comprehensive loss) of approximately $0.3 million for its portion of the amount recorded by Southern Capital for the adjustment to the fair value of its interest rate swap transactions. The Company also reduced its investment in Southern Capital by the same amount.
      During 2002, in conjunction with the refinancing of its debt, Southern Capital terminated these interest rate swap transactions. As a result, Southern Capital is amortizing the balance of accumulated other comprehensive income (loss) into interest expense over the former remaining life of the interest rate swap transactions. The Company is recording the impact of this charge through a related reduction in equity earnings from Southern Capital and is amortizing the related accumulated other comprehensive income (loss) balance to its investment in Southern Capital. During the years ended December 31, 2004, 2003 and 2002, the Company recorded related amortization of $0.5 million, $1.2 million and $0.7 million, respectively.

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Quarterly Financial Data (Unaudited)

	2004

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

	(In millions, except per share amounts)
Revenues	$174.6	$163.2	$153.9	$147.8
Operating expenses	133.0	130.6	121.3	117.6
Depreciation and amortization	14.2	13.4	13.1	12.8

Operating income	27.4	19.2	19.5	17.4
Equity in net earnings (losses) of unconsolidated affiliates
Grupo TFM	(8.5)	1.9	2.9	1.3
Other	(1.7)	(0.8)	0.3	0.1
Interest expense	(11.4)	(11.3)	(10.9)	(10.8)
Debt retirement costs	—	—	—	(4.2)
Other income	5.8	8.6	1.7	1.5

Income before income taxes	11.6	17.6	13.5	5.3
Income taxes provision	10.9	6.5	4.3	1.9

Net income	0.7	$11.1	$9.2	$3.4

Per Share Data
Total basic earnings (loss) per common share	(0.02)	$0.14	$0.11	$0.02

Total diluted earnings (loss) per common share	(0.02)	$0.14	$0.11	$0.02

Dividends per share: $25 par preferred stock	$0.25	$0.25	$0.25	$0.25
Dividends per share: $1 Par Convertible Preferred Stock(i)	$5.31	$5.31	$5.31	$5.31
Stock Price Ranges:
$25 Par Preferred — High	$21.75	$21.35	$21.30	$21.50
— Low	$20.50	$19.95	$19.52	$19.45
Common — High	$18.08	$15.53	$15.53	$15.35
— Low	$15.22	$13.27	$12.60	$13.39

(i)	The accumulation of 2004’s four quarters of dividends on the $1 Par Convertible Preferred Stock does not total the annual amount of $21.25 for the year ended December 31, 2004 due to rounding.

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2003

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Revenues	$148.5	$146.3	$146.3	$140.2
Operating expenses	139.1	115.2	116.1	117.5
Depreciation and amortization	16.2	16.2	16.0	15.9

Operating income (loss)	(6.8)	14.9	14.2	6.8
Equity in net earnings (losses) of unconsolidated affiliates
Grupo TFM	6.1	1.6	(2.3)	6.9
Other	(0.3)	(0.9)	(0.2)	0.1
Interest expense	(11.6)	(11.6)	(11.7)	(11.5)
Other income	2.0	2.0	1.5	1.3

Income (loss) before income taxes and cumulative effect of accounting change	(10.6)	6.0	1.5	3.6
Income taxes provision (benefit)	(5.4)	1.7	2.0	(1.1)

Income (loss) before cumulative effect of accounting change	(5.2)	4.3	(0.5)	4.7
Cumulative effect of accounting change	—	—	—	8.9

Net income (loss)	$(5.2)	$4.3	$(0.5)	$13.6

Per Share Data(i)
Total basic earnings (loss) per common share	$(0.10)	$0.02	$(0.03)	$0.22

Total diluted earnings (loss) per common share	$(0.10)	$0.02	$(0.03)	$0.22

Dividends per share: $25 par preferred stock	$0.25	$0.25	$0.25	$0.25
Dividends per share: $1 Par Convertible Preferred Stock	$5.32	$5.90	$—	$—
Stock Price Ranges:
$25 Par Preferred — High	$20.00	$20.25	$20.00	$20.50
— Low	$18.50	$18.75	$16.90	$17.25
Common — High	$14.97	$13.37	$12.78	$13.02
— Low	$10.95	$10.60	$10.70	$10.65

(i)	The accumulation of 2003’s four quarters for basic and diluted earnings (loss) per share data does not total the respective earnings per share for the year ended December 31, 2003 due to rounding.

Note 12.	Condensed Consolidating Financial Information
      As discussed in Note 5, KCSR has outstanding $200 million of 9 1/2% Notes due 2008 and $200 million of 7 1/2% Notes due 2009. Both of these note issues are unsecured obligations of KCSR, however, they are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by KCS and certain of its subsidiaries (all of which are wholly-owned) within the KCS consolidated group. For each of these note issues, KCSR registered exchange notes with the SEC that have substantially identical terms and associated guarantees and all of the initial senior notes for each issue have been exchanged for $200 million of registered exchange notes for each respective note issue.
      The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and affiliates whose securities

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
collateralize an issue registered or being registered.” This condensed information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with U.S. GAAP.
Condensed Consolidating Statements of Income

	December 31, 2004

				Non-
			Guarantor	Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

	(Dollars in millions)
Revenues	$—	$635.2	$20.5	$14.1	$(30.3)	$639.5
Operating expenses	14.7	529.0	19.1	23.5	(30.3)	556.0

Operating income (loss)	(14.7)	106.2	1.4	(9.4)	—	83.5
Equity in net earnings (losses) of unconsolidated affiliates and subsidiaries	35.1	(0.8)	—	(3.9)	(34.9)	(4.5)
Interest expense	(0.8)	(43.6)	(0.4)	—	0.4	(44.4)
Other income	0.3	16.3	—	1.4	(0.4)	17.6
Debt retirement costs	—	(4.2)	—	—	—	(4.2)

Income (loss) before income taxes	19.9	73.9	1.0	(11.9)	(34.9)	48.0
Income tax provision (benefit)	(4.5)	31.0	0.4	(3.3)	—	23.6

Net income	$24.4	$42.9	$0.6	$(8.6)	$(34.9)	$24.4

	December 31, 2003

				Non-
			Guarantor	Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

	(Dollars in millions)
Revenues	$—	$575.0	$21.5	$15.4	$(30.6)	$581.3
Operating expenses	13.5	517.7	20.9	30.7	(30.6)	552.2

Operating income (loss)	(13.5)	57.3	0.6	(15.3)	—	29.1
Equity in net earnings (losses) of unconsolidated affiliates and subsidiaries	12.5	11.7	—	11.1	(24.3)	11.0
Interest expense	(0.6)	(45.8)	(0.5)	—	0.5	(46.4)
Other income	0.1	5.9	0.1	1.2	(0.5)	6.8

Income (loss) before income taxes	(1.5)	29.1	0.2	(3.0)	(24.3)	0.5
Income tax provision (benefit)	(4.8)	7.2	0.1	(5.3)	—	(2.8)

Income before cumulative effect of accounting change	3.3	21.9	0.1	2.3	(24.3)	3.3
Cumulative effect of accounting change, net of income taxes	8.9	8.9	—	—	(8.9)	8.9

Net income	$12.2	$30.8	$0.1	$2.3	$(33.2)	$12.2

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2002

				Non-
			Guarantor	Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

	(Dollars in millions)
Revenues	$—	$567.4	$18.1	$38.3	$(57.6)	$566.2
Operating expenses	10.8	506.4	19.5	39.1	(57.6)	518.2

Operating income (loss)	(10.8)	61.0	(1.4)	(0.8)	—	48.0
Equity in net earnings (losses) of unconsolidated affiliates and subsidiaries	61.5	45.6	—	43.6	(107.3)	43.4
Gain on sale of Mexrail	—	4.4	—	—	—	4.4
Interest expense	(0.4)	(44.1)	(0.4)	(0.1)	—	(45.0)
Debt retirement costs	—	(4.3)	—	—	—	(4.3)
Other income	3.9	11.0	2.0	0.7	—	17.6

Income (loss) before income taxes	54.2	73.6	0.2	43.4	(107.3)	64.1
Income tax provision (benefit)	(3.0)	10.6	0.1	(0.8)	—	6.9

Net income	$57.2	$63.0	$0.1	$44.2	$(107.3)	$57.2

Condensed Consolidating Balance Sheets

	As of December 31, 2004

				Non-
			Guarantor	Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

	(Dollars in millions)
ASSETS
Current assets	$13.7	$231.9	$12.5	$13.2	$(17.7)	$253.6
Investments held for operating purposes and investments in subsidiaries	878.6	436.5	—	420.1	(1,250.3)	484.9
Properties, net	0.2	1,420.0	3.8	—	—	1424.0
Restricted escrow account for Grupo TFM acquisition	200.0	—	—	—	—	200.0
Goodwill and other assets	51.9	26.2	1.7	11.0	(12.7)	78.1

Total assets	$1,144.4	$2,114.6	$18.0	$444.3	$(1,280.7)	$2,440.6

LIABILITIES AND EQUITY
Current liabilities	$79.0	$143.1	$1.8	$39.6	$(17.7)	$245.8
Long-term debt	0.2	654.9	0.7	—	—	655.8
Payable to affiliates	17.1	—	0.7	—	(17.8)	—
Deferred income taxes	19.7	422.3	0.2	1.4	(12.7)	430.9
Other liabilities	3.9	57.8	6.5	15.4	—	83.6
Stockholders’ equity	1,024.5	836.5	8.1	387.9	(1,232.5)	1,024.5

Total liabilities and equity	$1,144.4	$2,114.6	$18.0	$444.3	$(1,280.7)	$2,440.6

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31, 2003

				Non-
			Guarantor	Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

	(Dollars in millions)
ASSETS
Current assets	$221.9	$285.3	$11.7	$15.1	$(225.9)	$308.1
Investments held for operating purposes and investments in subsidiaries	801.4	431.1	—	452.4	(1,242.2)	442.7
Properties, net	0.2	1,358.5	3.8	—	—	1,362.5
Goodwill and other assets	11.0	28.6	1.7	11.3	(13.0)	39.6

Total assets	$1,034.5	$2,103.5	$17.2	$478.8	$(1,481.1)	$2,152.9

LIABILITIES AND EQUITY
Current liabilities	$14.8	$346.7	$3.8	$35.4	$(225.9)	$174.8
Long-term debt	1.3	511.5	0.7	—	—	513.5
Payable to affiliates	19.5	—	0.7	—	(20.2)	—
Deferred income taxes	3.3	398.5	0.2	2.5	(13.0)	391.5
Other liabilities	31.9	54.4	4.3	18.8	—	109.4
Stockholders’ equity	963.7	792.4	7.5	422.1	(1,222.0)	963.7

Total liabilities and equity	$1,034.5	$2,103.5	$17.2	$478.8	$(1,481.1)	$2,152.9

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statements of Cash Flows

	December 31, 2004

				Non-
			Guarantor	Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

	(Dollars in millions)
Net cash flows provided by (used for) operating activities:
Excluding intercompany activity	$(11.5)	$156.2	$1.9	$(3.9)	$—	$142.7
Intercompany activity	236.6	(239.7)	(0.2)	3.3	—	—

Net cash flows provided by (used for) operating activities:	$225.1	$(83.5)	$1.7	$(0.6)	$—	$142.7
Investing activities:
Property acquisitions	—	(116.7)	(0.5)	—	—	(117.2)
Proceeds from disposal of property	—	4.9	—	—	—	4.9
Funding of restricted escrow account	(200.0)	—	—	—	—	(200.0)
Investments in and loans to affiliates	(41.7)	(10.5)	—	(9.3)	6.5	(55.0)
Proceeds from sale of investments	0.4	—	—	0.1	—	0.5
Repayment of loans to affiliates	—	—	—	8.8	(8.8)	—
Other, net	(9.6)	(0.4)	—	—	—	(10.0)

Net	(250.9)	(122.7)	(0.5)	(0.4)	(2.3)	(376.8)

Financing activities:
Proceeds from issuance of long-term debt	—	250.0	—	—	—	250.0
Repayment of long-term debt	—	(106.6)	(1.0)	—	—	(107.6)
Proceeds of loans from affiliates	6.5	—	—	—	(6.5)	—
Repayment of loans from affiliates	(8.8)	—	—	—	8.8	—
Debt issuance costs	—	(3.8)	—	—	—	(3.8)
Proceeds from stock plans	7.4	—	—	—	—	7.4
Cash dividends paid	(8.7)	—	—	—	—	(8.7)

Net	(3.6)	139.6	(1.0)	—	2.3	137.3

Cash and cash equivalents:
Net increase (decrease)	(29.4)	(66.6)	0.2	(1.0)	—	(96.8)
At beginning of period	39.9	94.0	0.1	1.4	—	135.4

At end of period	$10.5	$27.4	$0.3	$0.4	$—	$38.6

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2003

				Non-
			Guarantor	Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

	(Dollars in millions)
Net cash flows provided by (used for) operating activities:	$(130.9)	$209.2	$(10.4)	$—	$0.1	$68.0

Investing activities:
Property acquisitions	—	(83.6)	(0.4)	—	—	(84.0)
Proceeds from disposal of property	—	15.0	—	—	—	15.0
Investments in and loans to affiliates	(41.8)	(6.1)	—	(28.6)	36.1	(40.4)
Proceeds from sale of investments	32.7	—	—	—	—	32.7
Repayment of loans to affiliates	—	—	—	20.7	(20.7)	—
Other, net	(9.3)	—	—	—	—	(9.3)

Net	(18.4)	(74.7)	(0.4)	(7.9)	15.4	(86.0)

Financing activities:
Proceeds from issuance of long-term debt	—	—	—	—	—	—
Repayment of long-term debt	—	(58.2)	(1.0)	—	—	(59.2)
Proceeds of loans from affiliates	27.4	—	—	—	(27.4)	—
Repayment of loans from affiliates	(20.7)	—	—	—	20.7	—
Issuance of preferred stock, net	193.0	—	—	—	—	193.0
Proceeds from stock plans	5.1	0.2	—	—	—	5.3
Cash dividends paid	(4.7)	—	—	—	—	(4.7)
Other, net	—	—	—	8.8	(8.8)	—

Net	200.1	(58.0)	(1.0)	8.8	(15.5)	134.4

Cash and cash equivalents:
Net increase (decrease)	50.8	76.5	(11.8)	0.9	—	116.4
At beginning of period	(10.8)	17.5	11.8	0.5	—	19.0

At end of period	$40.0	$94.0	$—	$1.4	$—	$135.4

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2002

				Non-
			Guarantor	Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

	(Dollars in millions)
Net cash flows provided by (used for) operating activities:	$(27.9)	$96.7	$13.3	$11.1	$0.6	$93.8

Investing activities:
Property acquisitions	—	(77.2)	(0.7)	—	—	(77.9)
Proceeds from disposal of property	—	18.1	—	—	—	18.1
Investments in and loans to affiliates	(3.0)	—	—	(13.0)	11.6	(4.4)
Proceeds from sale of investments	1.4	31.3	—	—	(1.0)	31.7
Other, net	—	—	—	(0.5)	—	(0.5)

Net	(1.6)	(27.8)	(0.7)	(13.5)	10.6	(33.0)

Financing activities:
Proceeds from issuance of long-term debt	—	200.0	—	—	—	200.0
Repayment of long-term debt	(0.4)	(269.3)	(1.0)	(0.2)	—	(270.9)
Proceeds of loans from affiliates	8.0	—	0.2	—	(8.2)	—
Debt issuance costs	—	(5.7)	—	—	—	(5.7)
Proceeds from stock plans	10.0	0.3	—	—	—	10.3
Cash dividends paid	(0.2)	—	—	—	—	(0.2)
Other, net	—	—	—	3.0	(3.0)	—

Net	17.4	(74.7)	(0.8)	2.8	(11.2)	(66.5)

Cash and cash equivalents:
Net increase (decrease)	(12.1)	(5.8)	11.8	0.4	—	(5.7)
At beginning of period	1.3	23.2	—	0.2	—	24.7

At end of period	$(10.8)	$17.4	$11.8	$0.6	$—	$19.0

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      There were no disagreements with accountants on accounting and financial disclosure matters.

Item 9(a).	Controls and Procedures
Disclosure Controls and Procedures
      The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the fiscal year for which this annual report on Form 10-K is filed. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
      There has been no change in the Company’s internal control over financial reporting that occurred during the last fiscal quarter of the fiscal year for which this annual report on Form 10-K is filed that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Financial Reporting Controls and Procedures
      The report of management on the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is included as “Management’s Report on Internal Control Over Financial Reporting” in Item 8.
      KPMG LLP, the independent registered public accounting firm that audited the Company’s financial statements contained herein, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. The attestation report is included in Item 8.

Item 9(b).	Other Information
      None.
Part III
      The Company has incorporated by reference certain responses to the Items of this Part III pursuant to Rule 12b-23 under the Exchange Act and General Instruction G(3) to Form 10-K. The Company’s definitive proxy statement for the annual meeting of stockholders scheduled for May 5, 2005 (“Proxy Statement”) will be filed no later than 120 days after December 31, 2004.

Item 10.	Directors and Executive Officers of the Company
      (a) Directors of the Company
      The information set forth in response to Item 401 of Regulation S-K under the heading “Proposal 1 — Election of Two Directors” and “The Board of Directors” in the Company’s Proxy Statement is incorporated herein by reference in partial response to this Item 10.

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
      (d) Code of Ethics
      The Company has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to directors, officers (including, among others, the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) and employees. The Company has posted its Code of Ethics on its Internet website at www.kcsi.com. The Company will also post on this Internet website any amendments to, or waivers from, a provision of its Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions as required by applicable rules and regulations.
      (e) Annual Certification to the New York Stock Exchange
      KCS’s common stock is listed on the New York Stock Exchange (“NYSE”). As a result, KCS’s Chief Executive Officer is required to make and he has made on May 24, 2004, a CEO’s Annual Certification to the New York Stock Exchange in accordance with Section 303A.12 of the NYSE Listed Company Manual stating that he was not aware of any violations by KCS of the NYSE corporate governance listing standards.

Item 11.	Executive Compensation
      The information set forth in response to Item 402 of Regulation S-K under “Management Compensation” and “The Board of Directors — Compensation of Directors” in the Company’s Proxy Statement, (other than the Compensation and Organization Committee Report on Executive Compensation and the Stock Performance Graph), is incorporated herein by reference in response to this Item 11.

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

Equity Compensation Plan Information
      The following table provides information as of December 31, 2004 about our common stock that may be issued upon the exercise of options, warrants and rights, as well as shares remaining available for future issuance under our existing equity compensation plans.

Number of Securities
		Weighted-Average	Remaining Available for
		Exercise Price of	Future Issuance under
	Number of Securities to be	Outstanding	Equity Compensation
	Issued upon Exercise of	Options,	Plans (Excluding
	Outstanding Options,	Warrants and	Securities Reflected in
Plan Category	Warrants and Rights	Rights	Column (a)(1)

	(a)	(b)	(c)

Equity compensation plans approved by security holders	4,192,742	$8.62	5,093,872
Equity compensation plans not approved by security holders	0	0	0

Total	4,192,742	$8.62	5,093,872

(1)	Includes 4,308,567 shares available for issuance under the Employee Stock Purchase Plan. In addition, includes 785,305 shares available for issuance under the 1991 Plan as awards in the form of Restricted Shares, Bonus Shares, Performance Units or Performance Shares or issued upon the exercise of Options (including ISOs), stock appreciation rights or limited stock appreciation rights awarded under the 1991 Plan.
      The Company has no knowledge of any arrangement the operation of which may at a subsequent date result in a change of control of the Company.

Item 13.	Certain Relationships and Related Transactions
      The information set forth in response to Item 404 of Regulation S-K under the heading “Compensation Committee Interlocks and Insider Participation; Certain Relationships and Related Transactions” in the Company’s Proxy Statement is incorporated herein by reference in response to this Item 13.

Item 14.	Principal Accountant Fees and Services
      Information concerning principal accounting fees and services under the heading “Audit Matters — Principal Accounting Firm Fees” and “The Board of Directors — The Audit Committee” in the Company’s Proxy Statement is hereby incorporated by reference in response to this Item 14.

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
      (3) List of Exhibits
      (a) Exhibits
      The Company has incorporated by reference herein certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act.

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession

2.1	Amended and Restated Acquisition Agreement, dated as of December 15, 2004, by and among KCS, KARA Sub, Inc., KCS Investment I, Ltd., KCS Acquisition Subsidiary, Inc., Caymex Transportation, Inc., Grupo TMM, S.A., TMM Holdings, S.A. de C.V., TMM Multimodal, S.A. de C.V. and Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. (the “Amended Acquisition Agreement”), which is filed as Exhibit 10.1 to KCS’s Current Report on Form 8-K filed on December 21, 2004 (Commission File No. 1-4717), is incorporated herein by reference as Exhibit 2.1

2.2	First Amendment to Rights Agreement, is attached hereto as Exhibit 2.2

2.3	Stockholders’ Agreement by and among KCS, Grupo TMM, S.A., TMM Holdings, S.A. de C.V., TMM Multimodal, S.A. de C.V. and certain stockholders of Grupo TMM, S.A (the “Stockholders’ Agreement”), which is filed as Exhibit 10.3 to KCS’s Current Report on Form 8-K filed on December 21, 2004 (Commission File No. 1-4717), is incorporated herein by reference as Exhibit 2.3

2.4	Registration Rights Agreement by and among KCS, Grupo TMM, S.A., TMM Multimodal, S.A. de C.V. and certain stockholders of Grupo TMM, S.A. (the “Acquisition Registration Rights Agreement”), which is filed as Exhibit 10.4 to KCS’s Current Report on Form 8-K filed on December 21, 2004 (Commission File No. 1-4717), is incorporated herein by reference as Exhibit 2.4

2.5	Consulting Agreement by and between KCS and José F. Serrano International Business, S.A. de C.V. (the “Consulting Agreement”), which is filed as Exhibit 10.5 to KCS’s Current Report on Form 8-K filed on December 21, 2004 (Commission File No. 1-4717), is incorporated herein by reference as Exhibit 2.5

2.6	Marketing and Services Agreement by and among KCSR, TMM Logistics, S.A. de C.V. and TFM, S.A. de C.V. (the “Marketing and Services Agreement”), which is filed as Exhibit 10.6 to KCS’s Current Report on Form 8-K filed on December 21, 2004 (Commission File No. 1-4717), is incorporated herein by reference as Exhibit 2.6
(3) Articles of Incorporation and Bylaws

      Articles of Incorporation

3.1	Exhibit 3.1 to the Company’s Registration Statement on Form S-4 originally filed July 12, 2002 (Registration No. 333-92360), as amended and declared effective on July 30, 2002 (the “2002 S-4 Registration Statement”), Restated Certificate of Incorporation, is hereby incorporated by reference as Exhibit 3.1
      Bylaws

3.2	The By-Laws of Kansas City Southern, as amended and restated to March 8, 2004, filed as Exhibit 3.2 to the Company’s Form 10-K for the year ended December 31, 2003 (Commission File No. 1-4717), is incorporated herein by reference as Exhibit 3.2
(4) Instruments Defining the Right of Security Holders, Including Indentures

4.1		The Fourth, Seventh, Eighth, Eleventh, Twelfth, Thirteenth, Fourteenth, Fifteenth and Sixteenth paragraphs of the Company’s Restated Certificate of Incorporation (See Exhibit 3.1)

4.2		Article I, Sections 1, 3 and 11 of Article II, Article V and Article VIII of KCS’s Bylaws (See Exhibit 3.2)

4.3		The Indenture, dated July 1, 1992 between the Company and The Chase Manhattan Bank (the “1992 Indenture”) which is attached as Exhibit 4 to the Company’s Shelf Registration of $300 million of Debt Securities on Form S-3 filed June 19, 1992 (Registration No. 33-47198) and as Exhibit 4(a) to the Company’s Form S-3 filed March 29, 1993 (Registration No. 33-60192) registering $200 million of Debt Securities, is hereby incorporated by reference as Exhibit 4.3

4	.3.1	Exhibit 4.5.2 to the Company’s Form 10-K for the fiscal year ended December 31, 1999 (Commission File No. 1-4717), Supplemental Indenture dated December 17, 1999 to the 1992 Indenture with respect to the 6.625% Notes Due March 1, 2005 issued pursuant to the 1992 Indenture, is hereby incorporated by reference as Exhibit 4.3.1

4	.3.2	Exhibit 4.5.4 to the Company’s Form 10-K for the fiscal year ended December 31, 1999 (Commission File No. 1-4717), Supplemental Indenture dated December 17, 1999 to the 1992 Indenture with respect to the 7% Debentures Due December 15, 2025 issued pursuant to the 1992 Indenture, is hereby incorporated by reference as Exhibit 4.3.2

4.4		Exhibit 99 to the Company’s Form 8-A dated October 24, 1995 (Commission File No. 1-4717), which is the Stockholder Rights Agreement by and between the Company and Harris Trust and Savings Bank dated as of September 19, 1995, is hereby incorporated by reference as Exhibit 4.4

4.5		Exhibit 4.1 to the Company’s S-4 Registration Statement on Form S-4 originally filed on January 25, 2001 (Registration No. 333-54262), as amended and declared effective on March 15, 2001 (the “2001 S-4 Registration Statement”), the Indenture, dated as of September 27, 2000, among the Company, The Kansas City Southern Railway Company (“KCSR”), certain other subsidiaries of the Company and The Bank of New York, as trustee (the “2000 Indenture”), is hereby incorporated by reference as Exhibit 4.5

4	.5.1	Exhibit 4.1.1 to the Company’s 2001 S-4 Registration Statement (Registration No. 333-54262), Supplemental Indenture, dated as of January 29, 2001, to the 2000 Indenture, among the Company, KCSR, certain other subsidiaries of the Company and The Bank of New York, as trustee, is hereby incorporated by reference as Exhibit 4.5.1

4.6		Form of Exchange Note (included as Exhibit B to Exhibit 4.5 hereto)

4.7		Exhibit 4.3 to the Company’s 2001 S-4 Registration Statement (Registration No. 333-54262), the Exchange and Registration Rights Agreement, dated as of September 27, 2000, among the Company, KCSR, certain other subsidiaries of the Company, is hereby incorporated by reference as Exhibit 4.7

4.8		The Indenture, dated June 12, 2002, among KCSR, the Company and certain subsidiaries of the Company, and U.S. Bank National Association, as Trustee (the “2002 Indenture”), which is attached as Exhibit 4.1 to the 2002 S-4 Registration Statement (Registration No. 333-92360) is hereby incorporated by reference as Exhibit 4.8

4	.8.1	Form of Face of Exchange Note, included as Exhibit B to Exhibit 4.8 and filed as Exhibit 4.2 to the 2002 S-4 Registration Statement (Registration No. 333-92360) is hereby incorporated by reference as Exhibit 4.8.1

4.9		Certificate of Designations, which is filed as Exhibit 3.1(b) to KCS’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (Commission File No. 1-4717), is hereby incorporated by reference as Exhibit 4.9

4.10		Exhibit 4.5 to the Company’s Registration Statement on Form S-3 originally filed on August 1, 2003 (Registration No. 333-107573), as amended and declared effective on October 24, 2003 (the “2003 S-3 Registration Statement”), Registration Rights Agreement dated May 5, 2003 among KCS, Morgan Stanley & Co. Incorporated and Deutsche Bank Securities Inc., is hereby incorporated by reference as Exhibit 4.10.

(9)	Voting Trust Agreement (Inapplicable)
(10) Material Contracts

10	.1*	Form of Officer Indemnification Agreement which is attached as Exhibit 10.1 to the Company’s Form 10-K for the year ended December 31, 2001 (Commission File No. 1-4717), is hereby incorporated by reference as Exhibit 10.1

10	.2 *	Form of Director Indemnification Agreement which is attached as Exhibit 10.2 to the Company’s Form 10-K for the year ended December 31, 2001 (Commission File No. 1-4717), is hereby incorporated by reference as Exhibit 10.2

10.3		The 1992 Indenture (See Exhibit 4.3)

10	.4.1	Supplemental Indenture dated December 17, 1999 to the 1992 Indenture with respect to the 6.625% Notes Due March 1, 2005 issued pursuant to the 1992 Indenture (See Exhibit 4.3.1)

10	.4.2	Supplemental Indenture dated December 17, 1999 to the 1992 Indenture with respect to the 7% Debentures Due December 15, 2025 issued pursuant to the 1992 Indenture (See Exhibit 4.3.2)

10	.5*	Exhibit 10.1 to the Company’s Form 10-Q for the period ended March 31, 1997 (Commission File No. 1-4717), The Kansas City Southern Railway Company Directors’ Deferred Fee Plan as adopted August 20, 1982 and the amendment thereto effective March 19, 1997 to such plan, is hereby incorporated by reference as Exhibit 10.5.

10	.6*	Exhibit 10.4 to the Company’s Form 10-K for the fiscal year ended December 31, 1990 (Commission File No. 1-4717), Description of the Company’s 1991 incentive compensation plan, is hereby incorporated by reference as Exhibit 10.6.

10	.7 *	Directors Deferred Fee Plan, adopted August 20, 1982, as amended and restated effective January 1, 2005, is attached hereto as Exhibit 10.7

10	.8.1 *	Kansas City Southern 1991 Amended and Restated Stock Option and Performance Award Plan, as amended and restated effective as of March 14, 2005 is attached hereto as Exhibit 10.8.1

10	.8.2 *	Form of Non-Qualified Stock Option Award Agreement for employees under the 1991 Amended and Restated Stock Option and Performance Award Plan, is attached hereto as Exhibit 10.8.2

10	.8.3 *	Form of Non-Qualified Stock Option Award Agreement for Directors under the 1991 Amended and Restated Stock Option and Performance Award Plan, is attached hereto as Exhibit 10.8.3

10	.8.4 *	Form of Non-Qualified Stock Option Award agreement for employees under the 1991 Amended and Restated Stock Option and Performance Award Plan (referencing threshold dates), is attached hereto Exhibit 10.8.4

10	.8.5 *	Form of Restricted Shares Award Agreement (graded vesting) under the 1991 Amended and Restated Stock Option and Performance Award Plan, is attached hereto as Exhibit 10.8.5

10	.8.6 *	Form of Restricted Shares Award Agreement (cliff vesting) under the 1991 Amended and Restated Stock Option and Performance Award Plan, which is attached as Exhibit 10.1 to the Company’s Form 8-K filed on March 18, 2005 (Commission File No. 1-4717), is hereby incorporated by reference as Exhibit 10.8.6

10	.8.7 *	Form of Restricted Shares Award Agreement under the 1991 Amended and Restated Stock Option and Performance Award Plan (applicable to restricted shares to be purchased), is attached hereto as Exhibit 10.8.7

10	.9.1*	Kansas City Southern 401(k) and Profit Sharing Plan (Amended and Restated Effective April 1, 2002), which is attached as Exhibit 10.10.1 to the Company’s Form 10-K for the year ended December 31, 2002 (Commission File No. 1-4717), is hereby incorporated by reference as Exhibit 10.9.1

10	.9.2*	First Amendment to the Kansas City Southern 401(k) and Profit Sharing Plan (As Amended and Restated Effective April 1, 2002), effective January 1, 2003, which is attached as Exhibit 10.10.2 to the Company’s Form 10-K for the year ended December 31, 2002 (Commission File No. 1-4717), is hereby incorporated by reference as Exhibit 10.9.2

10	.9.3*	Amendment to the Kansas City Southern 401(k) and Profit Sharing Plan (As Amended and Restated Effective April 1, 2002), dated June 30, 2003 and effective as of January 1, 2001, which is attached as Exhibit 10.10.3 to the Company’s Form 10-K for the year ended December 31, 2003 (Commission File No. 1-4717), is hereby incorporated by reference as Exhibit 10.9.3

10	.9.4*	Amendment to the Kansas City Southern 401(k) and Profit Sharing Plan (As Amended and Restated Effective April 1, 2002), dated December 3, 2003 and effective as of January 1, 2003, which is attached as Exhibit 10.10.4 to the Company’s Form 10-K for the year ended December 31, 2003 (Commission File No. 1-4717), is hereby incorporated by reference as Exhibit 10.9.4

10.10		Exhibit 10.10 to the Company’s 2001 S-4 Registration Statement (Registration No. 333-54262), the Assignment, Consent and Acceptance Agreement, dated August 10, 1999, by and among the Company, DST Systems, Inc. and Stilwell Financial Inc., is hereby incorporated by reference as Exhibit 10.10

10	.11*	Employment Agreement, as amended and restated January 1, 2001, by and among the Company, KCSR and Michael R. Haverty, which is attached as Exhibit 10.12 to the Company’s Form 10-K for the year ended December 31, 2001 (Commission File No. 1-4717), is hereby incorporated by reference as Exhibit 10.11

10	.12*	Employment Agreement, dated June 1, 2002 by and among the Company, KCSR and Ronald G. Russ, which is attached as Exhibit 10.17 to the Company’s 2002 S-4 Registration Statement (Registration No. 333-92360) is hereby incorporated by reference as Exhibit 10.12

10	.12.1*	First Amendment to Employment Agreement, dated March 14, 2003, by and among the Company, KCSR, and Ronald G. Russ, which is attached as Exhibit 10.14.1 to the Company’s Form 10-K for the year ended December 31, 2002 (Commission File No. 1-4717), is hereby incorporated by reference as Exhibit 10.12.1

10	.13*	Employment Agreement, dated September 1, 2001, by and between the Company, KCSR and Jerry W. Heavin, which is attached as Exhibit 10.15 to the Company’s Form 10-K for the year ended December 31, 2002 (Commission File No. 1-4717), is hereby incorporated by reference as Exhibit 10.13

10	.13.1*	First Amendment to Employment Agreement, dated March 14, 2003, by and among the Company, KCSR and Jerry W. Heavin, which is attached as Exhibit 10.15.1 to the Company’s Form 10-K for the year ended December 31, 2002 (Commission File No. 1-4717), is hereby incorporated by reference as Exhibit 10.13.1

10	.14*	Employment Agreement, dated January 1, 2005, between KCS and Arthur L. Shoener, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on February 14, 2005 (Commission File No. 1-4717), is hereby incorporated by reference as Exhibit 10.14

10	.15*	Employment Agreement, dated February 2, 2005, between KCS and James S. Brook, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 15, 2005 (Commission File No. 1-4717), is hereby incorporated by reference as Exhibit 10.15

10	.16*	Employment Agreement dated, January 1, 2001, between KCS and Jay M. Nadlman is attached hereto as Exhibit 10.16

10	.16.1*	Addendum to Employment Agreement, dated August 18, 2004, between KCS and Jay M. Nadlman is attached hereto as Exhibit 10.16.1

10	.17*	Kansas City Southern Executive Plan, as amended and restated January 1, 2005, is attached hereto as Exhibit 10.17

10	.18*	The Kansas City Southern Annual Incentive Plan, which is attached as Exhibit 10.20 to the Company’s Form 10-K for the year ended December 31, 2002 (Commission File No. 1-4717), is hereby incorporated by reference as Exhibit 10.18

10.19		Credit Agreement dated as of March 30, 2004 among KCSR, KCS, the subsidiary guarantors, the lenders party thereto, The Bank of Nova Scotia (“BNS”), Morgan Stanley Senior Funding, Inc. (“Morgan Stanley”) and Harris Trust and Savings Bank, which is attached as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2004 (Commission File No. 1-4717), is incorporated herein by reference as Exhibit 10.19

10	.19.1	Security Agreement dated March 30, 2004 from KCS, KCSR and certain other subsidiaries of KCS to The Bank of Nova Scotia as Collateral Agent is attached hereto as Exhibit 10.19.1

10	.19.2	Amendment and Waiver No. 1 to the Credit Agreement and Amendment No. 1 to the Security Agreement among KCSR, KCS, the subsidiary guarantors, the lenders party thereto and The Bank of Nova Scotia, dated as of December 22, 2004, which is attached as Exhibit 10.1 to the Company’s Form 8-K filed on December 29, 2004 (Commission File No. 1-4717), is incorporated herein by reference as Exhibit 10.19.2

10.20		The 2000 Indenture (See Exhibit 4.5)

10.21		Supplemental Indenture, dated as of January 29, 2001, to the 2000 Indenture (See Exhibit 4.5.1)

10.22		Exhibit 10.23 to the Company’s 2001 S-4 Registration Statement (Registration No. 333-54262), Intercompany Agreement, dated as of August 16, 1999, between the Company and Stilwell Financial Inc., is hereby incorporated by reference as Exhibit 10.22

10.23		Exhibit 10.24 to the Company’s 2001 S-4 Registration Statement (Registration No. 333-54262), Tax Disaffiliation Agreement, dated as of August 16, 1999, between the Company and Stilwell Financial Inc., is hereby incorporated by reference as Exhibit 10.23

10.24		Lease Agreement, as amended, between The Kansas City Southern Railway Company and Broadway Square Partners LLP dated June 26, 2001, which is attached as Exhibit 10.34 to the Company’s Form 10-K for the year ended December 31, 2001 (Commission File No. 1-4717), is hereby incorporated by reference as Exhibit 10.24

10.25		The 2002 Indenture (See Exhibit 4.8)

10	.26*	Agreement to Forego Compensation between A. Edward Allinson and the Company, fully executed on March 30, 2001; Loan Agreement between A. Edward Allinson and the Company fully executed on September 18, 2001; and the Promissory Note executed by the Trustees of The A. Edward Allinson Irrevocable Trust Agreement dated, June 4, 2001, Courtney Ann Arnot, A. Edward Allinson III and Bradford J. Allinson, Trustees, as Maker, and the Company, as Holder, which are attached as Exhibit 10.36 to the Company’s Form 10-K for the year ended December 31, 2002 (Commission File No. 1-4717), are hereby incorporated by reference as Exhibit 10.26

10	.27*	Agreement to Forego Compensation between Michael G. Fitt and the Company, fully executed on March 30, 2001; Loan Agreement between Michael G. Fitt and the Company, fully executed on September 7, 2001; and the Promissory Note executed by the Trustees of The Michael G. and Doreen E. Fitt Irrevocable Insurance Trust, Anne E. Skyes, Colin M-D. Fitt and Ian D.G. Fitt, Trustees, as Maker, and the Company, as Holder, which are attached as Exhibit 10.37 to the Company’s Form 10-K for the year ended December 31, 2002 (Commission File No. 1-4717), are hereby incorporated by reference as Exhibit 10.27

10	.28.1*	Kansas City Southern Employee Stock Ownership Plan (As Amended and Restated Effective April 1, 2002), which is attached as Exhibit 10.38 to the Company’s Form 10-K for the year ended December 31, 2002 (Commission File No. 1-4717), is hereby incorporated by reference as Exhibit 10.28.1

10	.28.2*	Amendment to the Kansas City Southern Employee Stock Ownership Plan (As Amended and Restated Effective April 1, 2002), dated June 30, 2003 and effective as of January 1, 2001, which is attached as Exhibit 10.38.2 to the Company’s Form 10-K for the year ended December 31, 2003 (Commission File No. 1-4717), is hereby incorporated by reference as Exhibit 10.28.2

10	.28.3*	Amendment to the Kansas City Southern Employee Stock Ownership Plan (As Amended and Restated Effective April 1, 2002), dated December 3, 2003 and effective as of January 1, 2003, attached as Exhibit 10.38.3 to the Company’s Form 10-K for the year ended December 31, 2003, is hereby incorporated by reference as Exhibit 10.28.3

10.29		Placement Agreement dated April 29, 2003 by and among the Company, Morgan Stanley & Co. Incorporated and Deutsche Bank Securities Inc., which is attached as Exhibit 10 to the Company’s Form 10-Q for the quarter ended June 30, 2003, is hereby incorporated by reference as Exhibit 10.29

10.30		The Amended Acquisition Agreement (See Exhibit 2.1)

10.31		The Stockholders’ Agreement (See Exhibit 2.3)

10.32		The Acquisition Registration Rights Agreement (See Exhibit 2.4)

10.33		The Consulting Agreement (See Exhibit 2.5)

10.34		The Marketing and Services Agreement (See Exhibit 2.6)

10.35		Form of Indemnity Escrow Note (as defined in the Amended Acquisition Agreement), filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 21, 2004 (Commission File No. 1-4717), is hereby incorporated by reference as Exhibit 10.35

10.36		Form of VAT Escrow Note (as defined in the Amended Acquisition Agreement), filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed December 21, 2004 (Commission File No. 1-4717), is hereby incorporated by reference as Exhibit 10.36

10.37		Closing Escrow Agreement by and among KCS, KARA Sub, Inc., KCS Investment I, Ltd., KCS Acquisition Subsidiary, Inc., Caymex Transportation, Inc., Grupo TMM, S.A., TMM Holdings, S.A. de C.V., TMM Multimodal, S.A. de C.V. and The Bank of Nova Scotia Trust Company of New York, filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed December 21, 2004 (Commission File No. 1-4717), is hereby incorporated by reference as Exhibit 10.37

10.38		Indemnity Escrow Agreement by and among KCS, KARA Sub, Inc., KCS Investment I, Ltd., Caymex Transportation, Inc., Grupo TMM, S.A., TMM Multimodal, S.A. de C.V. and The Bank of Nova Scotia Trust Company of New York, filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed December 21, 2004 (Commission File No. 1-4717), is hereby incorporated by reference as Exhibit 10.38

10.39		VAT Escrow Agreement by and among KCS, KARA Sub, Inc., KCS Investment I, Ltd., KCS Acquisition Subsidiary, Inc., Caymex Transportation, Inc., Grupo TMM, S.A., TMM Holdings, S.A. de C.V., TMM Multimodal, S.A. de C.V. and The Bank of Nova Scotia Trust Company of New York, filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K filed December 21, 2004 (Commission File No. 1-4717), is hereby incorporated by reference as Exhibit 10.39

10.40		Consulting Compensation Escrow Agreement by and among KCS, Jose F. Serrano International Business, S.A. de C.V. and The Bank of Nova Scotia Trust Company of New York, filed as Exhibit 10.11 to the Company’s Current Report on Form 8-K filed December 21, 2004 (Commission File No. 1-4717), is hereby incorporated by reference as Exhibit 10.40

10.41		Agreement of Assignment and Assumption of Rights, and Agency Agreement with Undisclosed Principal, Duties and Obligations, filed as Exhibit 10.12 to the Company’s Current Report on Form 8-K filed December 21, 2004 (Commission File No. 1-4717), is hereby incorporated by reference as Exhibit 10.41

(11)	Statement Re Computation of Per Share Earnings (Inapplicable)
(12) Statements Re Computation of Ratios

12.1	The Computation of Ratio of Earnings to Fixed Charges prepared pursuant to Item 601(b)(12) of Regulation S-K is attached to this Form 10-K as Exhibit 12.1

(13)	Annual Report to Security Holders, Form 10-Q or Quarterly Report to Security Holders (Inapplicable)

(16)	Letter Re Change in Certifying Accountant (Inapplicable)

(18)	Letter Re: Change in Accounting Principles (Inapplicable)
(21) Subsidiaries of the Company

21.1	The list of the Subsidiaries of the Company prepared pursuant to Item 601(b)(21) of Regulation S-K is attached to this Form 10-K as Exhibit 21.1

(22)	Published Report Regarding Matters Submitted to Vote of Security Holders (Inapplicable)
(23) Consents of Experts and Counsel

23.1	Consent of KPMG LLP is attached to this Form 10-K as Exhibit 23.1

23.2	Consent of PricewaterhouseCoopers is attached to this Form 10-K as Exhibit 23.2

(24)	Power of Attorney (Inapplicable)
(31) Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Michael R. Haverty, Chief Executive Officer of the Company, is attached hereto as Exhibit 31.1

31.2	Certification of Ronald G. Russ, Chief Financial Officer of the Company, is attached hereto as Exhibit 31.2
(32) Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Michael R. Haverty, Chief Executive Officer of the Company, and Ronald G. Russ, Chief Financial Officer of the Company, is attached hereto as Exhibit 32
(99) Additional Exhibits

99.1	The combined and consolidated financial statements of Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. (including the notes thereto and the Report of Independent Accountants thereon) as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004 as listed under Item 15(a)(2) herein, are included in this Form 10-K as Exhibit 99.1

*	Represents a management contract or a compensatory plan or arrangement

SIGNATURES
      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kansas City Southern

By:	/s/ M.R. Haverty

M.R. Haverty
Chairman, President, Chief Executive
Officer and Director
March 29, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 29, 2005.

Signature	Capacity

/s/ M.R. Haverty M.R. Haverty	Chairman, President, Chief Executive Officer and Director

/s/ Arthur L. Shoener Arthur L. Shoener	Executive Vice President and Chief Operating Officer

/s/ R.G. Russ R.G. Russ	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ James S. Brook James S. Brook	Vice President and Comptroller (Principal Accounting Officer)

/s/ A.E. Allinson A.E. Allinson	Director

/s/ Robert J. Druten Robert J. Druten	Director

/s/ M.G. Fitt M.G. Fitt	Director

/s/ J.R. Jones J.R. Jones	Director

/s/ T. A. McDonnell T. A. McDonnell	Director

/s/ K. L. Pletz K. L. Pletz	Director

/s/ R.E. Slater R.E. Slater	Director

KANSAS CITY SOUTHERN
2004 FORM 10-K ANNUAL REPORT
INDEX TO EXHIBITS

			Regulation S-K
Exhibit			Item 601(b)
No.		Document	Exhibit No.

2.2		First Amendment to Rights Agreement	2

10.7*		Directors Deferred Fee Plan, adopted August 20, 1982, as amended and restated effective January 1, 2005	10

10.8.	1*	Kansas City Southern 1991 Amended and Restated Stock Option and Performance Award Plan, as amended and restated effective as of March 14, 2005	10

10.8.	2*	Form of Non-Qualified Stock Option Award Agreement for employees under the 1991 Amended and Restated Stock Option and Performance Award Plan	10

10.8.	3*	Form of Non-Qualified Stock Option Award Agreement for Directors under the 1991 Amended and Restated Stock Option and Performance Award Plan	10

10.8.	4*	Form of Non-Qualified Stock Option Award Agreement for employees under the 1991 Amended and Restated Stock Option and Performance Award Plan (referencing threshold dates)	10

10.8.	5*	Form of Restricted Shares Award Agreement (graded vesting) under the 1991 Amended and Restated Stock Option and Performance Award Plan	10

10.8.	7*	Form of Restricted Shares Award Agreement under the 1991 Amended and Restated Stock Option and Performance Award Plan (applicable to restricted shares to be purchased)	10

10.16	*	Employment Agreement dated, January 1, 2001, between KCS and Jay M. Nadlman	10

10.16	.1*	Addendum to Employment Agreement, dated August 18, 2004, between KCS and Jay M. Nadlman	10

10.17	*	Kansas City Southern Executive Plan (As Amended and Restated January 1, 2005)	10

10.19	.1	Security Agreement dated March 30, 2004 from KCS, KCSR and certain other subsidiaries of KCS to The Bank of Nova Scotia as Collateral Agent	10

12.1		Computation of Ratio of Earnings to Fixed Charges	12

21.1		Subsidiaries of the Company	21

23.1		Consent of KPMG LLP	23

23.2		Consent of PricewaterhouseCoopers

31.1		Certification of Michael R. Haverty	31

31.2		Certification of Ronald G. Russ	31

32.1		Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Michael R. Haverty and Ronald G. Russ	32

99.1		Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. combined and consolidated financial statements as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004	99

*	Represents a management contract or a compensatory plan or arrangement

The above exhibits are not included in this Form 10-K, but are on file with the Securities and Exchange Commission