Form 10-Q
period 2005-03-31
KANSAS CITY SOUTHERN
filed 2005-05-10
CIK 54480

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
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

Yes ☑    No ☐

Indicate by check mark whether the Company is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2005

Common Stock, $.01 per share par value	81,914,283 Shares

KANSAS CITY SOUTHERN
FORM 10-Q
MARCH 31, 2005

KANSAS CITY SOUTHERN
FORM 10-Q
MARCH 31, 2005

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Introductory Comments

The Consolidated Financial Statements included herein have been prepared by Kansas City Southern (the “Company” or “KCS”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and the notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q. Results for the three months ended March 31, 2005 are not necessarily indicative of the results expected for the full year 2005.

KANSAS CITY SOUTHERN

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except share and per share data)
(Unaudited)

	Three Months
	Ended March 31,
	2005	2004
Revenues	$198.2	$147.8

Operating expenses
Compensation and benefits	61.3	50.8
Purchased services	20.8	15.6
Fuel	26.5	14.8
Equipment costs	16.2	13.0
Depreciation and amortization	14.3	12.8
Casualties and insurance	12.7	5.7
Other leases	3.2	2.7
Other	18.4	15.0

Total operating expenses	173.4	130.4

Operating income	24.8	17.4

Equity in net earnings (loss) of unconsolidated affiliates:
Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V.	(1.0)	1.3
Other	(1.0)	0.1
Interest expense	(12.4)	(10.8)
Debt retirement costs	—	(4.2)
Other income	3.3	1.5

Income before income taxes	13.7	5.3
Income tax provision	5.6	1.9

Net income	8.1	3.4
Preferred stock dividends	2.2	2.2

Net income available to common shareholders	$5.9	$1.2

Per Share Data
Earnings per Common share – basic	$0.09	$0.02

Earnings per Common share — diluted	$0.09	$0.02

Weighted average Common shares outstanding (in thousands)
Basic	63,501	62,504
Potential dilutive Common shares	1,308	1,307

Diluted	64,809	63,811

See accompanying notes to consolidated financial statements.

KANSAS CITY SOUTHERN

CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share amounts)

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$41.3	$38.6
Accounts receivable, net	141.2	131.4
Accounts receivable from related parties	3.8	8.2
Inventories	51.7	48.2
Other current assets	27.7	27.2

Total current assets	265.7	253.6

Investments	438.7	484.9
Properties (net of $768.5 and $755.3 accumulated depreciation and amortization, respectively)	1,529.3	1,424.0
Goodwill	10.6	10.6
Restricted funds – escrow account for Grupo TFM acquisition	200.0	200.0
Other assets	34.6	67.5

Total assets	$2,478.9	$2,440.6

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Debt due within one year	$8.9	$9.9
Accounts and wages payable	56.4	52.8
Payable to related parties	31.4	34.7
Accrued liabilities	172.2	148.4

Total current liabilities	268.9	245.8

Other Liabilities
Long-term debt	654.6	655.8
Deferred income taxes	444.9	430.9
Other noncurrent liabilities and deferred credits	75.8	83.6

Total other liabilities	1,175.3	1,170.3

Stockholders’ Equity:
$25 par, 4% noncumulative, Preferred stock, 840,000 shares authorized, 649,736 shares issued, 242,170 shares outstanding at March 31, 2005 and December 31, 2004	6.1	6.1
$1 par, Cumulative Preferred stock, 400,000 shares authorized, issued and outstanding at March 31, 2005 and December 31, 2004	0.4	0.4
$.01 par, Common stock, 400,000,000 shares authorized; 73,369,116 shares issued; 63,803,597 and 63,270,204 shares outstanding at March 31, 2005 and December 31, 2004, respectively	0.6	0.6
Paid in capital	163.1	155.3
Retained earnings	867.8	861.9
Unearned compensation on restricted stock	(4.2)	—
Accumulated other comprehensive income	0.9	0.2

Total stockholders’ equity	1,034.7	1,024.5

Total liabilities and stockholders’ equity	$2,478.9	$2,440.6

See accompanying notes to consolidated financial statements.

KANSAS CITY SOUTHERN

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Three Months
	Ended March 31,
	2005	2004
CASH FLOWS PROVIDED BY (USED FOR):

OPERATING ACTIVITIES:
Net income	$8.1	$3.4
Adjustments to reconcile net income to net cash Provided by operating activities
Depreciation and amortization	14.3	12.8
Deferred income taxes	7.2	(0.7)
Equity in undistributed earnings of unconsolidated affiliates	2.0	(1.4)
Gain on sales of property	(0.3)	(0.2)
Tax benefit realized upon exercise of stock options	0.4	0.8
Changes in working capital items
Accounts receivable	7.4	5.5
Inventories	(3.0)	(5.2)
Other current assets	2.6	(2.1)
Accounts and wages payable	(10.3)	(0.9)
Accrued liabilities	(0.3)	21.0
Other, net	(1.1)	7.0

Net cash provided by operating activities	27.0	40.0

INVESTING ACTIVITIES:
Property acquisitions	(18.9)	(29.0)
Proceeds from disposal of property	0.4	0.5
Investment in and loans to affiliates	(5.3)	(2.2)
Acquisition costs	(1.8)	(1.4)
Cash acquired from Mexrail	3.0	—
Other, net	1.5	(3.5)

Net cash used for investing activities	(21.1)	(35.6)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	5.0	150.0
Repayment of long-term debt	(7.2)	(99.0)
Debt issuance costs	(0.1)	(2.1)
Proceeds from stock plans	1.2	2.1
Cash dividends paid	(2.1)	(2.2)

Net cash provided by financing activities	(3.2)	48.8

CASH AND CASH EQUIVALENTS:
Net increase in cash and cash equivalents	2.7	53.2
At beginning of year	38.6	135.4

At end of period	$41.3	$188.6

See accompanying notes to consolidated financial statements.

KANSAS CITY SOUTHERN

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in millions, except share amounts)
(Unaudited)

		$1 Par					Accumulated
	$25 Par	Cumulative	$.01 Par				Other
	Preferred	Preferred	Common	Paid In	Retained	Unearned	Comprehensive
	Stock	Stock	Stock	Capital	Earnings	Compensation	Income	Total
Balance at December 31, 2004	$6.1	$0.4	$0.6	$155.3	$861.9	$—	$0.2	$1,024.5

Comprehensive income:
Net income					8.1
Change in fair value of cash flow hedges							0.6
Amortization of accumulated other comprehensive loss related to interest rate swaps							0.1
Comprehensive income								8.8
Dividends on $25 Par
Preferred Stock ($0.25/share)					(0.1)			(0.1)
Dividends on $1 Par
Cumulative Preferred Stock ($5.31/share)					(2.1)			(2.1)
Issuance of restricted stock awards				4.4		(4.4)		—
Earned Compensation						0.2		0.2
Options exercised and stock subscribed				3.4				3.4

Stock plan shares issued from treasury
Balance at March 31, 2005	$6.1	$0.4	$0.6	$163.1	$867.8	$(4.2)	$0.9	$1,034.7

See accompanying notes to consolidated financial statements.

KANSAS CITY SOUTHERN

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Accounting Policies and Interim Financial Statements. In the opinion of the management of KCS, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company and its subsidiary companies as of March 31, 2005 and December 31, 2004, the results of its operations for the three months ended March 31, 2005 and 2004, its cash flows for the three months ended March 31, 2005 and 2004, and its changes in stockholders’ equity for the three months ended March 31, 2005. The accompanying consolidated financial statements have been prepared consistently with accounting policies described in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2004. The results of operations for the three month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year 2005. For information regarding the Company’s critical accounting policies and estimates, please see Item 7 of the Company’s Annual Report on Form 10-K “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.” Certain prior year amounts have been reclassified to conform to the current year presentation.

2.	Earnings Per Share Data. Basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Restricted shares granted to employees and officers (as described in Note 6) are included in weighted average shares for purposes of computing basic earnings per common share as they are earned. Diluted earnings per share reflects the potential dilution that could occur if convertible securities were converted into common stock or stock options were exercised. The following is a reconciliation from the weighted average shares used for the basic earnings per share computation to the shares used for the diluted earnings per share computation for the three months ended March 31, 2005 and 2004, respectively (in thousands):

	Three Months
	Ended March 31,
	2005	2004
Basic shares	63,501	62,504
Effect of dilution: Stock options and restricted stock	1,308	1,307
Effect of dilution: Convertible preferred stock	—	—

Diluted shares	64,809	63,811

For the periods presented, 13,389,120 shares related to the convertible preferred stock were excluded from the computation of diluted earnings per share because the inclusion of these shares was antidilutive to earnings per share. For the three months ended March 31, 2005 and 2004, 5,000 and 615,000 shares, respectively, related to stock options were excluded from the calculation of diluted earnings per share because the exercise prices were greater than the average market price of common shares.

3.	Investments. Investments in unconsolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control. Investments in unconsolidated affiliates at March 31, 2005 include, among others, equity interests in Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. (“Grupo TFM”), Southern Capital Corporation, LLC (“Southern Capital”), and the Panama Canal Railway Company (“PCRC”).

Grupo TFM. In July 1996, the Company and Transportación Maritima Mexicana, S.A. de C.V. (now Grupo TMM, S.A., “TMM”) formed Grupo TFM to participate in the privatization of the Mexican railroad system. In December 1996, the Mexican government awarded Grupo TFM the right to acquire an 80% interest (representing 100% of the shares with unrestricted voting rights) in TFM for approximately 11.072 billion Mexican pesos (approximately $1.4 billion based on the U.S. dollar/Mexican peso exchange rate on the award date). TFM holds a 50-year concession (with the option of up to a 50-year extension subject to certain conditions) to operate the Mexican railroad system that directly links Mexico City and Monterrey (as well as Guadalajara through trackage rights) with the ports of Lazaro Cardenas, Veracruz and Tampico and the Mexican/United States border crossings of Nuevo Laredo-Laredo, Texas and Matamoros-Brownsville, Texas. TFM’s route network provides a connection to the major industrial and population areas of Mexico from the United States. TFM interchanges traffic with The Texas-Mexican Railway Company (“Tex-Mex”) and the Union Pacific Railroad Company (‘‘UP’’) at Laredo, Texas.

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

At March 31, 2005, the Company’s investment in Grupo TFM was approximately $388.5 million. The Company’s interest in Grupo TFM was approximately 46.6%, with TMM owning approximately 48.5%, and the remaining 4.9% owned indirectly by the Mexican government through its 20% ownership of TFM. The Company had a management services agreement with Grupo TFM to provide certain consulting and management services. As of March 31, 2005 and December 31, 2004, $2.8 million and $2.5 million, respectively, was reflected as a related party account receivable in the Company’s consolidated balance sheet related to this management services agreement. Total management fees billed to Grupo TFM were $.3 million and $.3 million for the first quarter of 2005 and 2004, respectively. For the first quarter of 2005, the Company accounted for its investment in Grupo TFM under the equity method.

The Company was party to certain agreements with TMM covering Grupo TFM, which contained ‘‘change of control’’ provisions, provisions intended to preserve the Company’s and TMM’s proportionate ownership of the venture, and super majority provisions with respect to voting on certain significant transactions. Such agreements also provided a right of first refusal in the event that either party initiated a divestiture of its equity interest in Grupo TFM. Under certain circumstances, such agreements could have effected the Company’s ownership percentage and rights in these equity affiliates. All of these agreements terminated upon completion of the acquisition by the Company of the shares of Grupo TFM controlled by TMM as described below.

KCS and TMM Enter Into Acquisition Agreement. On December 15, 2004, the Company entered into the Amended and Restated Acquisition Agreement (the “Acquisition Agreement”) with TMM and other parties under which KCS would acquire control of TFM through the purchase of shares of common stock of Grupo TFM (“the Acquisition”). Grupo TFM holds an 80% economic interest in TFM and all of the shares of stock with full voting rights of TFM. The remaining 20% economic interest in TFM is owned by the Mexican government in the form of shares with limited voting rights. The Mexican government has put rights with respect to its TFM shares as discussed below.

Under the terms of the Acquisition Agreement, KCS acquired all of TMM’s interest in Grupo TFM on April 1, 2005 for $200.0 million in cash, 18 million shares of KCS common stock, $47.0 million in two-year promissory note (the “Escrow Note”), and up to $110.0 million payable (“VAT Contingency Payment”) in a combination of cash and KCS common stock. As of March 31, 2005, cash of $200.0 million was deposited in a restricted escrow account. Both the $200.0 million cash and the 18 million shares of KCS common stock were payable at closing. The $47 million Escrow Notes are subject to indemnification provisions of the Acquisition Agreement. The amount payable under the Escrow Note can be reduced by the amount of certain potential losses related to breaches of certain representations, warranties, or covenants in the Acquisition Agreement or claims relating thereto, or under other conditions specified in the Indemnity Escrow Agreement containing the terms under which the Escrow Notes are to be held, reduced and released. An additional $110.0 million could become payable upon the Final Resolution of the VAT Claim and Put, as defined in the Acquisition Agreement.

In connection with the Acquisition, KCS has entered into a consulting agreement with José F. Serrano International Business, S.A. de C.V. (“JSIB”), a consulting company controlled by Jose Serrano, Chairman of the Board of TMM and, prior to the closing of the Acquisition, of Grupo TFM and TFM, which agreement became effective upon the closing of the Acquisition. Under this agreement, JSIB will provide consulting services to KCS in connection with the portion of the business of KCS in Mexico for a period of three years. As consideration for these services, the consulting company receives an annual fee of $3.0 million. The Consulting Agreement requires KCS to deposit the total amount of annual fee payable under the Consulting Agreement ($9.0 million) in an escrow account to be held and released in accordance with the terms and conditions of the Consulting Agreement and the applicable escrow agreement.

On March 29, 2005 KCS shareholders approved the issuance of 18 million shares of common stock, plus the potential issuance of additional shares under certain circumstances, in conjunction with the proposed Acquisition. With this approval, all of the conditions precedent to the closing covered in the December 15, 2004 Acquisition Agreement were satisfied. KCS completed the purchase of the controlling interest in TFM from Grupo TMM on April 1, 2005. Beginning April 1, 2005, the financial results of Grupo TFM will be consolidated into KCS.

Mexican Government’s Put Rights With Respect to TFM Stock. Under the terms of the January 31, 1997 share purchase agreement through which Grupo TFM agreed to purchase the shares of TFM, as amended by the parties on June 9, 1997 (the “TFM Share Purchase Agreement”), the Mexican government has the right to compel the purchase of its 20% interest in TFM (referred to as the “Put”) by Grupo TFM following its compliance with the terms and conditions of the TFM Share Purchase Agreement. Upon exercise of the Put in accordance with the terms of the TFM Share Purchase Agreement, Grupo TFM would be obligated to purchase the TFM capital stock at the initial share price paid by Grupo TFM adjusted for interest and inflation. Prior to October 30, 2003, Grupo TFM filed suit in the Federal District Court of Mexico City seeking, among other things, a declaratory judgment interpreting whether Grupo TFM was obligated to honor its obligation under the TFM Share Purchase Agreement, as the Mexican government had not made any effort to sell the TFM shares subject to the Put prior to October 31, 2003. In its suit, Grupo TFM named TMM and KCS as additional interested parties. A Mexican Court has admitted Grupo TFM’s complaint. Grupo TFM also filed a suit seeking constitutional protection against the Mexican government exercising the Put, and that Court issued an injunction that blocked the Mexican government from exercising the Put. The Mexican government provided Grupo TFM with notice of its intention to sell its interest in TFM on October 30, 2003. Grupo TFM has responded to the Mexican government’s notice reaffirming its right and interest in purchasing the Mexican government’s remaining interest in TFM, but also advising the Mexican government that it would not take any action until its lawsuit seeking a declaratory judgment was resolved. KCS management does not believe it is likely that the Mexican government will seek to exercise the Put until the litigation is resolved. On completion of the Acquisition, KCS assumed TMM’s rights and obligations to make any payment upon the exercise by the Mexican government of the Put and indemnified TMM and its affiliates, and their respective officers, directors, employees and shareholders, against obligations or liabilities relating thereto. If KCS had been required to purchase this interest as of March 31, 2005, the total purchase price would have been approximately $468.0 million.

Commercial Suit. On December 3, 2004 the Mexican government filed a commercial lawsuit against TFM, Grupo TFM, TMM and KCS with a Mexican federal civil court. In the lawsuit, the Mexican government has requested a finding from the court as to whether the defendants had complied with all of their legal obligations arising out of the process of privatization of the Mexican National Railway (Ferrocarriles Nacionales de Mexico), in particular those related to the purchase by GTFM of the 20% limited voting stock that the Mexican government holds in TFM (the “PUT shares”). The court initially refused to accept all of the claims asserted by the Mexican government, but an Appellate Court found that all of the Mexican government’s allegations should have been admitted for trial, and ordered the trial court to admit and serve the Government’s original petition. The Appellate Court rejected the Mexican government’s request to provisionally attach the VAT certificate and any replacement certificate the Federal Treasury may issue in the future. The trial court has entered an order consistent with the instructions from the Appellate Court, and KCS is expecting service of the new complaint at anytime. TFM, Grupo TFM and Grupo TMM appealed the admission of this suit, and The Appellate Court ruled against the appeal. TFM, Grupo TFM and Grupo TMM are concurrently considering whether to further appeal that decision and the order admitting the Government’s original petition. The trial court ruled that the Mexican government could effect service of process on KCS by delivering the complaint to Grupo TMM’s offices. Grupo TMM has filed several legal actions seeking a determination that the service was invalid on the grounds that KCS does not have its address at the Grupo TMM offices, and that the Mexican government should notify KCS at its corporate address in the United States. KCS has not answered or appeared in the case, as it believes it has not been properly notified of the complaint. We believe that this suit is without merit and that TFM, GTFM, GTMM and KCS have fully satisfied their legal obligations relating to the privatization of TFM. However, there can be no assurance that we or the other defendants will prevail. In the event that Mexican government prevails and no further right of appeal is available to or exercised by the defendants, KCS could be obligated to purchase the Put shares at the price established in the 1997 TFM Purchase and Sale Agreement, and to pay the Mexican government damages for failing to comply with the Put obligation in accordance with the terms of that Agreement.

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

On January 19, 2004, TFM received a Special Certificate from the Mexican Federal Treasury in the amount of $2.1 billion pesos. The Special Certificate delivered to TFM on January 19, 2004 has the same face amount as the original VAT refund claimed by TFM in 1997. TFM also filed a complaint against the Mexican government, seeking to have the amount of the Special Certificate adjusted to reflect interest and inflation in accordance with Mexican law. The Mexican Fiscal Court initially denied TFM’s claim. In a decision dated November 24, 2004, the Mexican Federal Appellate Court upheld TFM’s claim that it is entitled to inflation and interest from 1997 on the VAT refund. The Federal Appellate Court remanded the case to the Mexican Fiscal Court with instructions to enter a new order consistent with this decision. On January 26, 2005, the Mexican Fiscal Court issued from the bench an oral order implementing the Appellate Court decision. On February 18, 2005, TFM was served with the confirming written order from the Mexican Fiscal Court.

Under the Acquisition Agreement, in the event of the Final Resolution of the VAT Claim and Put (as such term is defined in the Acquisition Agreement), KCS will be obligated to pay to TMM the VAT Contingency Payment of up to $110 million, payable in a combination of cash and KCS common stock.

1997 Tax Audit Summary. TFM was served on January 19, 2004 with an official letter notifying TFM of the Mexican government’s preliminary findings and conclusions arising from its tax audit of TFM’s 1997 tax returns (“Tax Audit Summary”). In the Tax Audit Summary, the Mexican government notified TFM of its preliminary conclusion that the documentation provided by TFM in support of the VAT refund claim and depreciation of the TFM concession title, and the assets reported on TFM’s 1997 tax return do not comply with the formalities required by the applicable tax legislation. In addition, the Mexican government attached the Special Certificate pending resolution of the audit. TFM has advised that it has, within the time allowed by the Tax Audit Summary, contested the conclusions of the Mexican tax authorities, and it has filed a constitutional appeal against the Tax Audit Summary, alleging the process followed by the Mexican government violated TFM’s constitutional rights. On March 16, 2005, TFM was notified by the Mexican Fiscal Administration Service (“Servicio de Administracion Tributaria” or the “SAT”) that it had finished its audit of TFM’s 1997 tax returns. The SAT has not yet assessed any penalties or taxes against TFM as a result of the audit. In the notice, the SAT stated that TFM did not supply documentation complying with the requirements of the Mexican fiscal code and, therefore, it was not entitled in its 1997 tax returns to depreciate and deduct the concession title, the railway equipment and other assets that were assets of

TFM at the time that it was privatized in 1997. KCS continues discussions with the Mexican government to resolve the outstanding disputes between the parties.

Acquisition of Mexrail. On August 16, 2004, KCS, TMM and TFM entered into a new Stock Purchase Agreement (“New Mexrail Stock Purchase Agreement’’). Pursuant to the terms of that agreement, KCS purchased from TFM 51% of the outstanding shares of Mexrail, a wholly-owned subsidiary of TFM, for $32.7 million and placed those shares into trust pending approval of the Surface Transportation Board (“STB”) to exercise common control over KCSR, Gateway Eastern and Tex-Mex. On November 29, 2004, the STB approved the Company’s application for authority to control KCSR, Gateway Eastern and Tex-Mex. This approval became effective on December 29, 2004.

The aggregate purchase price was $57.4 million including $32.7 million of cash with the remaining amount consisting of net receivables and payables with Mexrail and Grupo TFM. The acquisition of Mexrail links KCSR to TFM. The shares representing 51% ownership of Mexrail were transferred by the trustee to KCS on January 1, 2005. KCS has recorded its option to purchase the remaining 49% of Mexrail for $31.4 million as a current liability. Accordingly, KCS has consolidated the results of Mexrail since January 1, 2005 and the financial results of Mexrail have been included within the consolidated KCS financial statements since January 1, 2005. The Company’s management has completed an evaluation of the fair value of the assets and liabilities of Mexrail in the first quarter of 2005. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Mexrail, Inc.
As of January 1, 2005
(Dollars in millions)
Current assets	$29.6
Property, plant and equipment	101.0
Other assets	0.4

Total assets acquired	$131.0

Current liabilities	$66.8
Long-term debt	—
Other liabilities	6.8

Total liabilities acquired	$73.6

The allocation of the purchase price above reflects preliminary estimates to various amounts which are subject to change as the Company obtains additional information relating to the fair values of assets and liabilities of Mexrail.

The following table reflects the pro forma financial results for the three months ended March 31, 2004 as though the acquisition had occurred on January 1, 2004: (in millions, except for shares outstanding, which are in thousands and per share amounts which are in cents.)

			Pro Forma
	KCS	Mexrail	Adjustments	Pro Forma
Revenues	$147.8	$13.8	$—	$161.6
Income available to common shareholders	$1.2	$(1.3)	$0.5	$0.4

Basic earnings per common share:	$0.02			$0.01

Basic weighted average common shares outstanding	62,504			62,504

Diluted earnings per common share:	$0.02			$0.01

Diluted weighted average common shares outstanding	63,811			63,811

PCRC redeems preferred shares held by International Finance Corporation. On March 28, 2005, PCRC and the International Finance Corporation (“IFC”) finalized an agreement whereby PCRC would redeem the shares subscribed and owned by IFC pursuant to the IFC Subscription. Under the agreement, PCRC paid to the IFC $10.5 million. The IFC preferred shares had a recorded value of $5.0 million and approximately $2.6 million in accrued unpaid dividends. When the transaction was completed, PCRC recorded an additional cost of approximately $2.9 million to reflect the premium paid to IFC. As a result, KCS recorded its share of this cost of approximately $1.5 million in recording its equity in earnings of PCRC in the first quarter of 2005.

Condensed financial information of certain unconsolidated affiliates is shown below. All amounts, including those for Grupo TFM, are presented under U.S. GAAP. Financial information of immaterial unconsolidated affiliates has been omitted:

Financial Condition (dollars in millions):

	March 31, 2005			December 31, 2004
	PCRC	Grupo TFM	Southern Capital	PCRC	Grupo TFM	Southern Capital	Mexrail
Current assets	$4.7	$249.8	$8.8	$4.2	$252.7	$2.3	$29.8
Non-current assets	82.9	1,967.4	110.7	83.4	1,982.3	113.5	71.2

Assets	$87.6	$2,217.2	$119.5	$87.6	$2,235.0	$115.8	$101.0

Current liabilities	$10.7	$239.6	$2.9	$10.7	$211.5	$1.2	$47.3
Non-current liabilities	75.7	819.2	56.5	72.2	865.4	56.5	0.7
Minority interest	—	353.5	—	—	353.3	—	—
Equity of stockholders and partners	1.2	804.9	60.1	4.7	804.8	58.1	53.0

Liabilities and equity	$87.6	$2,217.2	$119.5	$87.6	$2,235.0	$115.8	$101.0

KCS’s investment	$0.6	$388.5	$30.0	$2.4	$389.6	$29.1	$30.0

Operating Results (dollars in millions):

	Three Months
	Ended March 31,
	2005	2004
Revenues:
Grupo TFM	$170.1	$167.5
Southern Capital	3.0	3.0
PCRC	3.0	2.1

Operating costs and expenses:
Grupo TFM	$144.1	$143.1
Southern Capital	1.6	1.8
PCRC	1.7	1.2

Net income (loss):
Grupo TFM	$0.1	$2.9
Southern Capital	1.5	1.2
PCRC	(3.5)	(0.8)

4.	Noncash Investing and Financing Activities. The Company initiated the Sixteenth Offering of KCS common stock under the Employee Stock Purchase Plan (“ESPP”) during 2004. Stock subscribed under the Sixteenth Offering will be issued to employees in 2006 and is being paid for through employee payroll deductions in 2005. During the first three months of 2005, the Company has received approximately $0.5 million from payroll deductions associated with the Sixteenth Offering of the ESPP. In the first quarter of 2005, the Company issued approximately 206,000 shares of KCS common stock under the Fifteenth Offering of the ESPP. Shares of the Fifteenth Offering of the ESPP at a purchase price of approximately $2.5 million were subscribed and paid for through employee payroll deductions in 2004.

5.	Derivative Financial Instruments. The Company does not engage in the trading of derivatives for speculative purposes but uses them for risk management purposes only. The Company’s objective for using derivative instruments is to manage the risk of volatility in prices of diesel fuel. In general, the Company enters into derivative transactions in limited situations based on management’s assessment of current market conditions and perceived risks. Management intends to respond to evolving business and market conditions in order to manage risks and exposures associated with the Company’s various operations, and in doing so, may enter into such transactions more frequently as deemed appropriate.

Fuel Derivative Transactions

At March 31, 2005, the Company was a party to one fuel swap agreement for a notional amount of approximately 1.9 million gallons of fuel. Under the terms of the swap, the Company receives a variable price based upon an average of the spot prices calculated on a monthly basis as reported through a petroleum price reporting service and pays a fixed price determined at the time the Company enters into the swap transaction. The variable price the Company receives is approximately equal to the price the Company pays in the market for locomotive fuel. By entering into swap transactions, the Company is able to fix the cost of fuel for the notional amount of gallons hedged.

A summary of the swap agreements to which KCSR was a party as of March 31, 2005 follows:

Trade Dates	Notional Amount	Fixed pay per gallon	Expiration Date
October 31, 2003	1.9 million gallons	68.0¢	December 31, 2005

Cash settlements of the swap occur on a monthly basis on the fifth business day of the month following the month in which the settlement is calculated. As of March 31, 2005, the fair market value of the benefit of the swap was $1.7 million. For the years ended December 31, 2004 and 2003, KCSR consumed 59.2 million and 55.4 million gallons of fuel, respectively. Fuel hedging transactions resulted in a decrease in fuel expense of $0.4 million and $0.2 million in the first quarter of 2005 and 2004, respectively.

6.	Stock Options and Other Stock Plans. Proceeds received from the exercise of stock options or subscriptions are credited to the appropriate capital accounts in the period they are exercised.

Stock Options. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) in October 1995. SFAS 123 allows companies to continue under the approach set forth in Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”), for recognizing stock-based compensation expense in their financial statements. KCS’s practice is to set the option price equal to the market price of the stock at date of grant, therefore, no compensation expense is recognized under APB 25. Under SFAS 123, companies must either record compensation expense based on the estimated grant date fair value of stock options granted or disclose the impact on net income as if they had adopted the fair value method (for grants subsequent to December 31, 1994). If KCS had measured compensation cost for the KCS stock options granted to its employees and shares subscribed by its employees under the ESPP, under the fair value based method prescribed by SFAS 123, net income and earnings per share would have been as follows:

	Three Months ended March 31,
	2005	2004
Net income (in millions):
As reported	$8.1	$3.4
Total stock-based compensation expense determined under fair value method, net of income taxes	(0.1)	(0.5)

Pro forma	$8.0	$2.9

Earnings per Basic share:
As reported	$0.09	$0.02
Pro forma	$0.09	$0.01

Earnings per Diluted share:
As reported	$0.09	$0.02
Pro forma	$0.09	$0.01

Restricted Stock. The Kansas City Southern 1991 Amended and Restated Stock Option and Performance Award Plan provides for the granting of restricted stock awards to officers and other designated employees. These awards are subject to forfeiture if employment terminates during the vesting period which is generally five years. During the quarter ended March 31, 2005, 232,632 restricted shares were granted at a weighted-average fair value of $19.41. The value of restricted shares is amortized to expense over the vesting period. For the quarter ended March 31, 2005, the Company expensed $0.2 million related to restricted stock earned.

7.	Commitments and Contingencies. The Company has had no significant changes in its outstanding litigation or other commitments and contingencies from that previously reported in Note 9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, except as described in the following paragraph:

The Company has established its personal injury and casualty reserves based on an assumption that it would have the benefit of insurance under existing policies for any liability above the applicable self-insured retention. With respect to certain claims that have substantial exposure to losses in excess of the Company’s self-insured retention limit, the Company’s insurance carriers have raised recently questions concerning their obligation to provide coverage. At this time, the carriers have not formally denied coverage concerning any claim. Even if formal denial of coverage should occur, the Company presently believes that it has strong basis to successfully oppose any such denial and that it is probable that this insurance coverage will be sustained. However, in the event the Company is unsuccessful in opposing such denials, if any, by the insurance carriers, the Company would likely incur additional costs in settling the related personal injury and casualty claims. While the Company is not presently able to reliably estimate such amounts, those additional costs could be material. The accompanying financial statements do not include any accruals related to such possible additional costs.

On February 24, 2005, the Company took one 28.5-mile branch line out of service for further assessment of track condition. The Company has entered into a ten-year lease with a short line railroad. Under this agreement, that railroad will be responsible for the operation and maintenance of this line.

8.	Other Post Employment Benefits. The Company provides certain medical, life and other post employment benefits other than pensions to its retirees. The medical and life plans are available to employees not covered under collective bargaining arrangements, who have attained age 60 and rendered ten years of service. Individuals employed as of December 31, 1992 were excluded from a specific service requirement. The medical plan is contributory and provides benefits for retirees, their covered dependents and beneficiaries. The medical plan provides for an annual adjustment of retiree contributions, and also contains, depending on the plan coverage selected, certain deductibles, co-payments, coinsurance and coordination with Medicare. The life insurance plan is non-contributory and covers retirees only. The Company’s policy, in most cases, is to fund benefits payable under these plans as the obligations become due. However, certain plan assets (money market funds held by a life insurance company) exist with respect to life insurance benefits. A life insurance company holds these assets and the Company receives an investment return on these assets based on the six-month Treasury Bill rate plus 25 basis points. The Company’s health care costs, excluding former Gateway Western Railway Company (“Gateway Western”) employees and certain former MidSouth Railroad employees, are limited to the increase in the Consumer Price Index (“CPI”) with a maximum annual increase of 5%. Accordingly, health care costs in excess of the CPI limit will be borne by the plan participants, and therefore assumptions regarding health care cost trend rates are not applicable.

Based upon current regulations, the KCS plans are actuarially equivalent to Medicare part D benefits; however, provisions within the plans contain retiree cost sharing features which make any potential benefit to KCS from the subsidy entitlement unlikely to be material.

Net periodic post employment benefit cost included the following components (in millions):

	Three Months ended March 31,
	2005	2004
Service cost	$0.0	$0.1
Interest cost	0.1	0.1
Expected return on plan assets	—	—

Net periodic postretirement benefit cost	$0.1	$0.2

Under collective bargaining agreements, KCSR participates in a multi-employer benefit plan, which provides certain post-retirement health care and life insurance benefits to eligible union employees and certain retirees. Premiums under this plan are expensed as incurred and were $1.9 million in the year ended December 31, 2004. Based on existing rates, premium amounts are not expected to change substantially during the remainder of 2005 compared to 2004.

9.	New Accounting Pronouncements.

SFAS 123R

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (Revised), “Share-Based Payments” (“SFAS 123R”), which was initially effective for the first fiscal period ending after June 15, 2005. Under SFAS 123R, the Company will be required to measure the cost of employee service received in exchange for awards of stock options based upon the fair value of the options as of their grant date. The cost of the employee service will be recognized as compensation cost ratably over the option vesting period. Currently, the Company recognizes compensation expense pursuant to APB 25, whereby compensation expense is recognized to the extent that an option price is less than the market price of the stock at the date of the grant (the “Intrinsic Value”). Because KCS’s practice is to set the option exercise price equal to the market price of the stock as of the date of the grant, no compensation expense is recognized for financial reporting purposes. SFAS 123R allows the use of either the Black-Scholes or a lattice option-pricing model to calculate the fair value of options. SFAS 123R allows either a Modified Prospective Application, which applies to new awards and modified awards after the effective date, and to any unvested awards as service is rendered on or after the effective date, or a Modified Retrospective Application, which would apply to all prior years for which SFAS 123 was effective. Currently, the Company is evaluating these adoption alternatives and expects to complete this evaluation during the fourth quarter of 2005. Using the Black-Scholes method, the expense related to share based compensation would have been $0.1 million and $0.5 million for the quarters ended March 31, 2005 and 2004, respectively. The impact on future operating results will be dependent on the type and extent of stock-based compensation to be granted as determined by the Company’s Compensation Committee and cannot be determined at this time. Effective April 21, 2005, SFAS 123R was amended to change the effective date to the first interim or annual reporting period of the registrant’s first fiscal year beginning after June 15, 2005. Accordingly, the Company anticipates implementing SFAS 123R during the first quarter of 2006.

10.	Condensed Consolidating Financial Information. KCSR has outstanding $200 million of 9 1/2% senior notes due 2008 and $200 million of 7 1/2% senior notes due 2009. Both of these note issues are unsecured obligations of KCSR, however, they are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by KCS and certain of the subsidiaries (all of which are wholly-owned) within the KCS consolidated group. For each of these note issues, KCS registered exchange notes with the SEC that have substantially identical terms and associated guarantees and all of the initial senior notes for each issue have been exchanged for $200 million of registered exchange notes for each respective note issue.

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10 ‘‘Financial statements of guarantors and issuers of guaranteed securities registered or being registered.’’ This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with U.S. GAAP.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three months ended March 31, 2005 (dollars in millions)
				Non-
			Guarantor	Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS
Revenues	$—	$179.3	$5.0	$20.8	$(6.9)	$198.2
Operating expenses	4.0	149.6	4.8	21.9	(6.9)	173.4

Operating income (loss)	(4.0)	29.7	0.2	(1.1)	—	24.8

Equity in net earnings (losses) of unconsolidated affiliates and subsidiaries	9.9	(1.2)	—	(2.8)	(7.9)	(2.0)
Interest expense	(0.2)	(12.2)	(0.1)	(0.3)	0.4	(12.4)
Debt retirement costs	—	—	—	—	—	—
Other income	1.7	1.6	—	0.4	(0.4)	3.3

Income (loss) before income taxes	7.4	17.9	0.1	(3.8)	(7.9)	13.7
Income tax provision (benefit)	(0.5)	7.1	—	(1.0)	—	5.6

Net income (loss)	$7.9	$10.8	$0.1	$(2.8)	$(7.9)	$8.1

	Three months ended March 31, 2004 (dollars in millions)
				Non-
		Subsidiary	Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Issuer	Subsidiaries	Subsidiaries	Adjustments	KCS
Revenues	$—	$146.9	$6.3	$3.1	$(8.5)	$147.8
Operating expenses	3.7	126.0	6.0	3.2	(8.5)	130.4

Operating income (loss)	(3.7)	20.9	0.3	(0.1)	—	17.4

Equity in net earnings (losses) of Unconsolidated affiliates and Subsidiaries	5.9	1.5	—	1.4	(7.4)	1.4
Interest expense	(0.1)	(10.7)	—	—	—	(10.8)
Debt retirement costs	—	(4.2)	—	—	—	(4.2)
Other income	—	1.2	—	0.3	—	1.5

Income (loss) before income taxes	2.1	8.7	0.3	1.6	(7.4)	5.3
Income tax provision (benefit)	(1.3)	2.9	0.1	0.2	—	1.9

Net income (loss)	$3.4	$5.8	$0.2	$1.4	$(7.4)	$3.4

CONDENSED CONSOLIDATING BALANCE SHEETS

	As of March 31, 2005 (dollars in millions)
				Non-
			Guarantor	Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS
ASSETS
Current assets	$13.2	$237.4	$14.7	$30.8	$(30.4)	$265.7
Investments	922.0	435.6	—	423.2	(1,342.1)	438.7
Properties, net	0.1	1,423.6	3.7	101.9	—	1,529.3
Goodwill and other assets	220.6	24.3	—	11.3	(11.0)	245.2

Total assets	$1,155.9	$2,120.9	$18.4	$567.2	$(1,383.5)	$2,478.9

LIABILITIES AND EQUITY
Current liabilities	$84.1	$132.6	$1.4	$100.8	$(50.0)	$268.9
Long-term debt	0.2	653.8	0.6	—	—	654.6
Payable to affiliates	17.9	—	0.6	—	(18.5)	—
Deferred income taxes	15.2	431.4	1.0	8.3	(11.0)	444.9
Other liabilities	3.7	55.3	6.6	10.2	—	75.8
Stockholders’ equity	1,034.8	847.8	8.2	447.9	(1,304.0)	1,034.7

Total liabilities and equity	$1,155.9	$2,120.9	$18.4	$567.2	$(1,383.5)	$2,478.9

	As of December 31, 2004 (dollars in millions)
				Non-
			Guarantor	Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS
ASSETS
Current assets	$13.7	$231.9	$12.5	$13.2	$(17.7)	$253.6
Investments	878.6	436.5	—	420.1	(1,250.3)	484.9
Properties, net	0.2	1,420.0	3.8	—	—	1,424.0
Restricted escrow account for Grupo TFM acquisition	200.0	—	—	—	—	200.0
Goodwill and other assets	51.9	26.2	1.7	11.0	(12.7)	78.1

Total assets	$1,144.4	$2,114.6	$18.0	$444.3	$(1,280.7)	$2,440.6

LIABILITIES AND EQUITY
Current liabilities	$79.0	$143.1	$1.8	$39.6	$(17.7)	$245.8
Long-term debt	0.2	654.9	0.7	—	—	655.8
Payable to affiliates	17.1	—	0.7	—	(17.8)	—
Deferred income taxes	19.7	422.3	0.2	1.4	(12.7)	430.9
Other liabilities	3.9	57.8	6.5	15.4	—	83.6
Stockholders’ equity	1,024.5	836.5	8.1	387.9	(1,232.5)	1,024.5

Total liabilities and equity	$1,144.4	$2,114.6	$18.0	$444.3	$(1,280.7)	$2,440.6

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three months ended March 31, 2005 (dollars in millions)
				Non-
			Guarantor	Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS
Net cash flows provided by (used for) operating activities:
Excluding intercompany activity	$16.8	$11.5	$2.3	$(3.5)	$(0.1)	$27.0
Intercompany activity	(6.8)	4.5	(2.8)	5.1	$—	—

Net cash flows provided by (used for) operating activities:	10.0	16.0	(0.5)	1.6	(0.1)	27.0

Investing activities:
Property additions	—	(17.5)	—	(1.4)	—	(18.9)
Proceeds from disposal of property	—	0.2	0.2	—	—	0.4
Investments in and loans to affiliates	(5.5)	—	—	(10.5)	10.7	(5.3)
Acquisition Costs	(1.8)	—	—	—	—	(1.8)
Cash acquired from Mexrail	—	—	—	3.0	—	3.0
Repayment of loans to affiliates	—	—	—	4.5	(4.5)	—
Other, net	—	1.4	—	—	0.1	1.5

Net	(7.3)	(15.9)	0.2	(4.4)	6.3	(21.1)

Financing activities:
Proceeds from issuance of long-term debt	—	5.0	—	—	—	5.0
Repayment of long-term debt	(1.0)	(6.2)	—	—	—	(7.2)
Proceeds from loans from affiliates	5.2	—	—	—	(5.2)	—
Repayment of loans from affiliates	(4.5)	—	—	—	4.5	—
Capital contribution	—	—	—	5.5	(5.5)	—
Debt issuance costs	—	(0.1)	—	—	—	(0.1)
Proceeds from stock plans	1.2	—	—	—	—	1.2
Cash dividends paid	(2.1)	—	—	—	—	(2.1)

Net	(1.2)	(1.3)	—	5.5	(6.2)	(3.2)

Cash and cash equivalents:
Net increase (decrease)	1.5	(1.2)	(0.3)	2.7	—	2.7
At beginning of period	10.5	27.5	0.2	0.4	—	38.6

At end of period	$12.0	$26.3	$(0.1)	$3.1	$—	$41.3

	Three months ended March 31, 2004 (dollars in millions)
				Non-
		Subsidiary	Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Issuer	Subsidiaries	Subsidiaries	Adjustments	KCS
Net cash flows provided by (used for) operating activities:	$(35.4)	$67.0	$(0.2)	$8.0	$0.6	$40.0

Investing activities:
Property acquisitions	—	(28.8)	(0.2)	—	—	(29.0)
Proceeds from disposal of property	—	0.5	—	—	—	0.5
Investments in and loans to affiliates	—	(2.2)	—	(6.5)	6.5	(2.2)
Acquisition Costs	(1.4)	—	—	—	—	(1.4)
Other, net	—	(3.5)	—	0.2	(0.2)	(3.5)

Net	(1.4)	(34.0)	(0.2)	(6.3)	6.3	(35.6)

Financing activities:
Proceeds from issuance of long-term debt	—	150.0	—	—	—	150.0
Repayment of long-term debt	—	(99.0)	—	—	—	(99.0)
Proceeds from loans from affiliates	6.5	—	—	—	(6.5)	—
Debt issuance costs	—	(2.1)	—	—	—	(2.1)
Proceeds from stock plans	1.9	0.2	—	—	—	2.1
Cash dividends paid	(2.2)	—	—	—	—	(2.2)
Other, net	1.8	—	0.1	(1.5)	(0.4)	—

Net	8.0	49.1	0.1	(1.5)	(6.9)	48.8

Cash and cash equivalents:
Net increase (decrease)	(28.8)	82.1	(0.3)	0.2	—	53.2
At beginning of period	40.0	94.0	—	1.4	—	135.4

At end of period	$11.2	$176.1	$(0.3)	$1.6	$—	$188.6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion set forth below, as well as other portions of this Form 10-Q, contains forward-looking statements that are not based upon historical information. Such forward-looking statements are based upon information currently available to management and management’s perception thereof as of the date of this Form 10-Q. Readers can identify these forward-looking statements by the use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. The actual results of operations of Kansas City Southern (“We”, “Our”, “KCS” or the “Company”) could materially differ from those indicated in forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Risk Factors” and “- Cautionary Information” which is on file with the U.S. Securities and Exchange Commission (File No. 1-4717) and which “Risk Factors” and “Cautionary Information” sections are hereby incorporated by reference herein. Readers are strongly encouraged to consider these factors when evaluating forward-looking statements. We will not update any forward-looking statements set forth in this Form 10-Q.

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

Corporate Overview

KCS, a Delaware corporation, is a holding company with principal subsidiaries and affiliates including the following:

•	The Kansas City Southern Railway Company (“KCSR”), a wholly-owned subsidiary;

•	Mexrail, Inc. (“Mexrail”), a wholly-owned consolidated affiliate; Mexrail owns 100% of The Texas-Mexican Railway Company (“Tex-Mex”);

•	Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. (“Grupo TFM”), a 46.6% owned subsidiary (as of March 31, 2005), which owns 80% of the total capital stock of TFM, S.A. de C.V. (“TFM”) and 100% of the stock of TFM entitled to full voting rights. TFM owns 49% of Mexrail. On April 1, KCS completed its acquisition of Grupo TFM and as of that date, Grupo TFM became a consolidated subsidiary of KCS. For the first quarter of 2005, pending completion of the acquisition, KCS accounted for its investment in Grupo TFM on the equity basis of accounting. For further information, see the discussion in Part I Item 1, “Financial Statements – Note 3 – Investments” of this Form 10-Q.

•	Southern Capital Corporation, LLC (“Southern Capital”), a 50% owned unconsolidated affiliate that leases locomotive and rail equipment to KCSR;

•	Panama Canal Railway Company (“PCRC”), an unconsolidated affiliate of which KCSR owns 50% of the common stock. PCRC owns all of the common stock of Panarail Tourism Company (“Panarail”).

KCS, as the holding company, supplies its various subsidiaries with managerial, legal, tax, financial and accounting services, in addition to managing other “non-operating” investments.

EXECUTIVE SUMMARY

Overview

During the first quarter of 2005, we operated under one reportable business segment in the rail transportation industry. KCSR, our principal subsidiary, is the smallest of the Class I railroads. We generate our revenues and cash flows by providing our customers with freight delivery services both within our region, and throughout the United States, Mexico and Canada through connections with our affiliates and other Class I rail carriers. Our customers conduct business in a number of different industries, including electric-generating utilities, chemical and petroleum products, paper and forest products, agriculture and mineral products, automotive products and intermodal transportation.

We use our cash flows to support our operations and invest in our infrastructure. The rail industry is a capital-intensive industry, and our capital expenditures are a significant use of cash each year. For the quarter ended March 31, 2005, our capital expenditures were approximately $18.9 million and are projected to be approximately $100 million during the remainder of 2005. A more detailed discussion of capital expenditures is found in the “Liquidity and Capital Resources” section below.

For the first quarter of 2005, Grupo TFM was an unconsolidated affiliate, and we used the equity method of accounting to recognize our proportionate share of Grupo TFM’s earnings. As further described in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2004 (“2004 Form 10-K”), on December 15, 2004, KCS entered into the Amended and Restated Acquisition Agreement (the “Acquisition Agreement”) with Grupo TMM, S.A. (“TMM”) and other parties under which KCS ultimately acquired control of TFM through the purchase of TMM’s shares of Grupo TFM (the “Acquisition”). Grupo TFM holds an 80% economic interest in TFM and all of the shares of stock with full voting rights of TFM. The remaining 20% economic interest in TFM is owned by the Mexican government in the form of shares with limited voting rights. The Mexican government has put rights with respect to its TFM shares as similarly discussed in Part II, Item 7 of our 2004 Form 10-K. On March 29, 2005, at a special meeting of the KCS shareholders, approval of the issuance of shares of KCS common stock in connection with the Acquisition was received and closing was completed on April 1, 2005. Beginning in the second quarter of 2005, KCS will include the operating revenues and expenses of Grupo TFM in its consolidated financial statements.

Effective January 1, 2005, the financial results of Mexrail were consolidated into KCS as a result of the Surface Transportation Board’s approval of the Company’s application for authority to control KCSR, Gateway Eastern and Tex-Mex. This approval became effective on December 29, 2004 and shares representing 51% ownership of Mexrail were transferred by the trustee to KCS on January 1, 2005 and, accordingly, the financial results of Mexrail have been consolidated into the consolidated financial statements of KCS.

First Quarter Analysis

Consolidated operating income for KCS increased $7.4 million in the first quarter of 2005 compared to the first quarter of 2004. The most significant component of this growth in operating income was an increase in revenue of $50.4 million. Compared to the first quarter of 2004, revenue increased in all commodity groups. Revenue growth for the first quarter of 2005 was driven by three factors: increased volume, the acquisition of Mexrail, (which contributed $17.3 million in revenue for the first quarter of 2005), targeted rate increases and increased fuel surcharges to help offset rising fuel prices. We believe that the volume increases experienced by KCS are indicative of an improving North American Economy as these volume increases are driven by increased industrial production. These factors, combined with a domestic rail operation that continues to rank favorably among the North American rail industry (as measured by industry benchmarks of average train velocity, average terminal dwell time and cars on line) contributed significantly to the increase in our consolidated operating income.

Consolidated operating costs increased consistent with the traffic growth experienced during the first quarter of 2005, as evidenced by increases in fuel costs related to rising prices (also impacted by increased consumption), compensation and benefits (due to increased crew starts) and equipment costs as cars on line grew consistent with traffic growth. In addition to factors related to increased volume, compensation and benefits costs were also impacted by wage increases in collective bargaining agreements.

Equity in net earnings from Grupo TFM declined $2.3 million resulting in equity in net losses from Grupo TFM of $1.0 million for the first quarter of 2005 compared to equity in net earnings from Grupo TFM of $1.3 million for the first quarter of 2004. For the first quarter of 2005, Grupo TFM’s results were adversely impacted by a decrease in the deferred income tax benefit of $6.2 million as operating revenues increased $2.6 million and operating expenses increased $1.0 million. Non-operating expenses for Grupo TFM decreased $1.2 million.

2005 Outlook

For the remainder of 2005, we believe that the current trend of a strengthening North American economy will continue to drive improvements and gains in our operating income. On January 1, 2005, control of Mexrail was transferred to KCS; accordingly, effective January 1, 2005, the financial results of Mexrail have been consolidated into KCS. On April 1, 2005, KCS assumed control of TFM. As a result of the Acquisition, the financial results of TFM will be consolidated into KCS beginning in the 2nd quarter of 2005.

By combining KCSR, TFM and Tex-Mex under the common control of KCS, management believes KCS will be a stronger, more competitive railway network with improved operating efficiencies resulting from common control and ownership. Furthermore, management believes that common control of these railroads will enhance competition and give shippers a stronger transportation alternative in moving goods between the United States, Mexico and Canada. As a result of the combination, however, factors that affect the Mexican economy and business climate, such as foreign exchange rates, tax laws and inflation will directly impact the consolidated results of KCS. Due to their variability, we are unable to predict the impact of such factors on KCS’s consolidated results.

For the remainder of 2005, consolidated revenues are expected to increase as an improving North American economy continues to drive higher demand for rail transportation services. With certain exceptions, we expect increases in variable operating expenses to be proportionate to revenue activities. Gains in operating efficiencies are expected to continue to be realized as a result of continued utilization of the data available from our transportation operating system, Management Control System (“MCS’’). Fuel prices are expected to fluctuate with market conditions and will continue to have a significant impact on our operating expenses. For the remainder of 2005, we have approximately 3.8% of our projected domestic fuel usage hedged through fuel swaps. In 2005, we expect fuel surcharges to continue to be the primary hedge against fuel price volatility. In 2004, we began purchasing a significant amount of our fuel through a pipeline system which has resulted in improved fuel source stability. Insurance costs are expected to increase commensurate with market conditions.

RECENT DEVELOPMENTS

KCS Completes its Acquisition of Grupo TFM. On March 29, 2005, KCS’ stockholders, on an affirmative vote of 99% of the shares voted at a special meeting, approved the issuance of 18 million shares of common stock, plus the potential issuance of additional shares under certain circumstances, in conjunction with KCS’s acquisition of a controlling interest in TFM. On April 1, 2005, KCS completed its purchase of the controlling interest in TFM in accordance with the terms of the Acquisition Agreement. As a result, KCS now controls Grupo TFM, which in turn controls all of the shares of TFM entitled to full voting rights.

Vicente Corta Fernandez was named Interim CEO of TFM. Mr. Corta is a partner in the law firm of White & Case S.C. Prior to joining White & Case, Mr. Corta served as President of Mexico’s National Commission for the Retirement Savings System (“Consar”). Previously, Mr. Corta was the Chef Executive Officer of the Institute for Protection of Bank Savings (“IPAB”), Mexico’s deposit insurance and bank resolution agency. Before his tenure with IPAB, Mr. Corta held posts at the Mexican Ministry of Finance and Public Credit. Mr. Corta will continue as a partner of White & Case during his tenure as TFM Interim CEO.

TFM Commences Note Tender Offer and Consent Solicitation. On April 1, 2005, TFM commenced a cash tender offer for any and all outstanding $443.5 million aggregate principal amount of 11.75% Senior Discount Debentures due 2009 (the “Notes”) on the terms and subject to the conditions set forth in TFM’s Offer to Purchase and Consent Solicitation Statement dated April 1, 2005. TFM also solicited consents for amendments to the indenture under which the Notes were issued. Holders who tendered their Notes were required to consent to the proposed amendments and holders who consented were required to tender their Notes.

KCS announced on April 14, 2005 that $386.0 million principal amount of the outstanding $443.5 million principal amount of the Notes had been tendered on or prior to the consent deadline pursuant to the previously announced consent solicitation and tender offer for the Notes, representing approximately 87% of the outstanding Notes. As a result of such consents and early tenders, TFM received the requisite consents to execute a supplemental indenture relating to the Notes. As part of its tender offer for the Notes, TFM was soliciting consents to eliminate substantially all of the restrictive covenants included in the indenture under which the Notes were issued and to reduce the minimum prior notice period with respect to a redemption date for outstanding Notes from 30 to 3 days. The supplemental indenture relating to the Notes containing the proposed changes was executed by TFM and the Trustee under the indenture. TFM made payment for these Notes pursuant to the early tender provisions of the tender offer on April 20, 2005. Pursuant to the terms of the Notes as amended by the supplemental indenture, TFM called for redemption of its remaining outstanding Notes that were not tendered in TFM’s previously announced tender offer and on April 29, 2005, paid an aggregate of $60.0 million, including principal and interest, to the holders of such Notes to complete the redemption of all of such remaining outstanding Notes.

RESULTS OF OPERATIONS

Net Income. Net income for the quarter ended March 31, 2005 increased $4.7 million compared to the quarter ended March 31, 2004. The increase of $7.4 million in operating income and a net increase in other non-operating income and expense items of $1.0 million was partially offset by a $3.7 million increase in the provision for income taxes.

The following table summarizes the income statement components of KCS (in millions):

	Three Months
	Ended March 31,		Change
	2005	2004	In Dollars	Percentage
Revenues	$198.2	$147.8	$50.4	34.1%
Operating expenses	173.4	130.4	43.0	33.0%

Operating income	24.8	17.4	7.4	42.5%
Equity in net earnings (losses) of unconsolidated affiliates	(2.0)	1.4	(3.4)	(242.9%)
Interest expense	(12.4)	(10.8)	(1.6)	14.8%
Debt retirement costs	—	(4.2)	4.2	nm%
Other income	3.3	1.5	1.8	120.0%

Income before income taxes	13.7	5.3	8.4	158.5%
Income tax provision	5.6	1.9	3.7	194.7%

Net income	$8.1	$3.4	$4.7	138.2%

nm – not meaningful percentage change in excess of 500%

The following table summarizes consolidated KCS revenues, including the revenues and carload statistics of KCSR, for the quarters ended March 31, 2005 and 2004. Certain prior period amounts have been reclassified to reflect changes in the business groups and to conform to the current period presentation.

					Carloads and
	Revenues				Intermodal Units
	(in millions)				(in thousands)
	Three Months				Three Months
	Ended March 31,		Change		Ended March 31,		Change
	2005	2004	In Dollars	Percentage	2005	2004	In Units	Percentage
General commodities:
Chemical and petroleum	$39.2	$32.0	$7.2	22.8%	42.5	35.7	6.8	19.0%
Forest products and metals	51.5	36.7	14.8	40.3%	57.8	46.3	11.5	24.9%
Agricultural and mineral	45.5	30.7	14.8	48.1%	54.3	38.0	16.3	43.0%

Total general commodities	136.2	99.4	36.8	37.0%	154.6	120.0	34.6	28.8%
Intermodal and automotive	17.9	14.6	3.3	22.1%	82.9	80.6	2.3	2.8%
Coal	30.7	21.9	8.8	40.1%	60.4	48.5	11.9	24.5%

Carload revenues and carload and intermodal units	184.8	135.9	48.9	36.0%	297.9	249.1	48.8	19.6%

Other rail-related revenues	11.8	11.1	0.7	6.3%

Total domestic revenues	196.6	147.0	49.6	33.7%
Other subsidiary revenues	1.6	0.8	0.8	100.0%

Consolidated revenues	$198.2	$147.8	$50.4	34.1%

Revenues. For the quarter ended March 31, 2005, consolidated revenues increased $50.4 million. Of this increase, $17.3 million was related to the Mexrail acquisition. For the first quarter of 2005, freight revenues included fuel surcharges of $9.7 million compared with $1.8 million in the prior year. Fuel surcharges are a function of the price of West Texas Intermediate Crude Oil as published in the Wall Street Journal. Changes in the price of West Texas Intermediate Crude Oil will drive the amount of fuel surcharges we can apply. For the quarter ended March 31, 2005, we experienced revenue increases in all commodity groups consisting of coal, chemical and petroleum products, forest and metal products, agriculture and mineral products, and the intermodal and automotive commodity group. For most commodity groups, these increases in revenue resulted from higher carloadings and targeted price improvements and increased fuel surcharge revenue. The following discussion provides an analysis of our revenues by commodity group.

     Chemical and petroleum products. Chemical and petroleum products continued to experience increases in revenues for all commodities within this group for the first quarter of 2005 compared to the first quarter of 2004. For the chemical and petroleum products group overall, these revenue increases were the result of certain targeted rate increases, fuel surcharges, and increased volume attributed to higher production and service improvements. Additionally, revenue increases for agriculture chemicals were driven by additional fertilizer demand related to the spring planting season over the prior spring as a result of the 2005 planting and crop mix. Revenue increases for industrial gases, organic chemicals and inorganic chemicals were also related to continued strength in the market as a result of the improving economy leading to increasing traffic levels. Increases in plastics products and petroleum products were directly related to higher traffic and traffic mix associated with production increases, certain targeted rate increases, as well as traffic related to new customers. For the quarter ended March 31, 2005, the consolidation of Mexrail contributed $3.0 million to chemical and petroleum products revenue.

     Forest products and metals. Forest products and metals experienced growth in all commodities within the commodity group for the first quarter of 2005 compared to the first quarter of 2004. These increases were the result of certain targeted rate increases, improvements in traffic volume related to higher production, as well as fuel surcharges. Additional traffic from new customers also drove increases in logs and chips products as well as scrap paper. Traffic volume for lumber and plywood products continued to experience growth as a result of strength in the housing construction industry, as well as hurricane reconstruction in Florida. The timing of certain steel shipments by customers positively impacted traffic volume for metals and scrap product for the first quarter of 2005. Military and other carloads remained relatively flat with small increases related to strong traffic for movements at certain military installations serviced by KCSR. For the quarter ended March 31, 2005, the consolidation of Mexrail contributed $3.9 million to forest products and metals revenue.

     Agricultural and mineral products. Revenues in all commodities in the agricultural business unit increased in the first quarter of 2005, primarily as a result of targeted rate increases and fuel surcharges. Carload volumes decreased for domestic as well as export grain. Domestic grain carloads decreased primarily due to a slowdown in equipment cycle times resulting in less equipment available for utilization. Export grain carloads decreased primarily as a result of a decrease in gulf coast export traffic compared to the first quarter of 2004. Ores and minerals revenues and stone, clay and glass revenues continued to increased in the first quarter of 2005 compared to the first quarter of 2004 as a result of higher production by certain customers in addition to the targeted rate increases and fuel surcharges. Food and kindred product revenues increased primarily as a result of longer hauls to domestic destinations. For the quarter ended March 31, 2005, the consolidation of Mexrail contributed $7.4 million to agricultural and mineral products revenue.

     Intermodal and automotive. Increases in intermodal revenues were primarily related to increased traffic related to a strengthening domestic market as a result of improvements in the North American economy as well as an expansion of traffic through additional gateways. Automotive traffic increased partially as a result of increased volumes from GM and Mazda. For the quarter ended March 31, 2005, the consolidation of Mexrail contributed $1.2 million to intermodal and automotive products revenue.

     Coal. Increases in coal revenues for the quarter ended March 31, 2005 were due primarily to the addition of two new coal movements that had primarily been served by other railroads, certain targeted rate increases related to renegotiated contracts, as well as overall increases in carloadings and traffic volumes at certain electric generating stations as utilities increased stockpiles. For the quarter ended March 31, 2005, the consolidation of Mexrail contributed $0.1 million to coal revenue.

The following table summarizes KCS’s consolidated operating expenses for the three months ended March 31, 2005 and 2004. Certain prior period amounts have been reclassified to conform to the current year presentation.

			Change
	2005	2004	In Dollars	Percentage
Compensation and benefits	$61.3	$50.8	$10.5	20.7%
Purchased services	20.8	15.6	5.2	33.3%
Fuel	26.5	14.8	11.7	79.1%
Equipment costs	16.2	13.0	3.2	24.6%
Depreciation and amortization	14.3	12.8	1.5	11.7%
Casualties and insurance	12.7	5.7	7.0	122.8%
Other leases	3.2	2.7	0.5	18.5%
Other	18.4	15.0	3.4	22.7%

Total consolidated operating expenses	$173.4	$130.4	$43.0	33.0%

Operating Expenses. For the quarter ended March 31, 2005, consolidated operating expenses increased $43.0 million compared to the three months ended March 31, 2004. Of this increase, $18.5 million was attributable to the consolidation of Mexrail’s operations into KCS. Our discussion will focus primarily on the operations of KCSR and how they compared to the same period in 2004.

     Compensation and Benefits. Increases in compensation and benefits expense for the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004 were primarily the result of annual wage and salary rate increases and higher crew starts related to continued increases in traffic volume. For the quarter ended March 31, 2005, the consolidation of Mexrail added $4.8 million to compensation and benefits expense. KCSR’s average headcount for the first quarter of 2005 was approximately 2,900 compared to approximately 2,600 for the quarter ended March 31, 2004.

     Purchased Services. Purchased services expense for the quarter ended March 31, 2005 increased compared to the quarter ended March 31, 2004 primarily as a result of the consolidation of Mexrail’s operations into KCS which contributed approximately $5.0 million in costs. KCS’s purchased services expense remained relatively flat compared to the first quarter of 2004. Purchased services related to additional traffic increased while purchased services for maintenance of way and maintenance of equipment related to outside third party maintenance declined for the first quarter of 2005 compared to the first quarter of 2004. Other purchased services related to other activities remained relatively flat for these periods.

     Fuel. Fuel expense increased for the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004. Increases of 36% in average price per gallon and 18% in consumption by KCSR were offset in part by fuel cost savings of $0.4 million as a result of our fuel hedging program, as well as improved fuel purchasing and distribution procedures implemented through our new Heavener, Oklahoma fueling facility. The 18% increase in consumption by KCSR was a direct result of increased traffic, as gallons per gross ton-mile remained relatively unchanged from 2004 to 2005 at 1.39. For the quarter ended March 31, 2005, the consolidation of Mexrail added $2.4 million to fuel expense. Fuel cost represented approximately 15.3% of operating expenses for the quarter ended March 31, 2005 compared to 11.3% of operating costs and expenses for the quarter ended March 31, 2004.

     Equipment Costs. Equipment costs for the quarter ended March 31, 2005 increased $3.2 million compared to the quarter ended March 31, 2004. Of this increase, $2.6 million was related to the Mexrail acquisition. For KCSR, this increase was directly related to increased traffic during the first quarter of 2005 compared to the first quarter of 2004. This increase in traffic led to increased costs related to higher equipment utilization.

     Depreciation and Amortization. Depreciation and amortization expense for the quarter ended March 31, 2005 increased compared to the quarter ended March 31, 2004, primarily as a result of a higher asset base partially offset by property retirements. For the quarter ended March 31, 2005, the consolidation of Mexrail added $0.5 million to depreciation and amortization expense.

     Casualties and Insurance. Casualties and insurance expense for the quarter ended March 31, 2005 increased $7.0 million compared to the quarter ended March 31, 2004. This increase was the result of increased employee and third party personal injury claims and casualty expenses related to derailments occurring in the quarter ended March 31, 2005. Additionally, $1.7 million of this increase is related to the Mexrail acquisition.

     Other Leases. Other lease expense for the first quarter of 2005 increased $0.5 million compared to the first quarter of 2004, primarily related to pipeline rents for KCSR’s new fuel facility in Heavener, Oklahoma. Additionally, we experienced normal rate increases in long-term leases while the acquisition of Mexrail added $0.2 million to other lease expense.

Operating Income. Consolidated operating income for the quarter ended March 31, 2005 increased $7.4 million to $24.8 million compared to $17.4 million for the quarter ended March 31, 2004. Accordingly, KCS experienced a reduction in its consolidated operating ratio (ratio of operating expenses to operating revenues) of 70 basis points to 87.5% in 2005 from 88.2% in 2004. This decrease was the result of a $50.4 million increase in revenues, partially offset by a corresponding $43.0 million increase in operating expenses.

Interest Expense. Consolidated interest expense for the quarter ended March 31, 2005 increased $1.6 million compared to the quarter ended March 31, 2004. This reduction was primarily the result of increased balances on the Company’s credit facility (“Amended 2004 Credit Facility”) combined with increases in variable rates on the Amended 2004 Credit Facility.

Debt Retirement Costs. During the quarter ended March 31, 2005, KCS recorded $4.2 million of debt retirement costs resulting from the write-off of the unamortized balance of debt issuance costs associated with our previous credit facility.

Other Income. Increases in KCS’s other income for the quarter ended March 31, 2005 were primarily the result of fluctuations in gains on sales of non-operating property.

Income Tax Provision (Benefit). For the quarter ended March 31, 2005, KCS’s income tax provision was $5.6 million; an increase of $3.7 million compared to a $1.9 million provision in the quarter ended March 31, 2004. This increase was primarily due to an $8.4 million increase in income before income taxes, resulting in an effective income tax rate of 40.9% and 35.8% for the quarters ended March 31, 2005 and 2004, respectively. The primary cause of the increase in the effective rate was the increase in KCS pre-tax earnings, excluding equity in earnings of unconsolidated affiliates, of $15.7 million in 2005 compared to $3.9 million in 2004, resulting in a consolidated effective income tax rate of 35.9% for 2005 compared to 48.7% for 2004. KCS intends to indefinitely reinvest the earnings from Grupo TFM and accordingly, does not provide deferred income tax expense for the excess of its book basis over the tax basis of its investment in Grupo TFM.

Equity in Net Earnings (Losses) of Unconsolidated Affiliates. For the quarters ended March 31, 2005 and 2004, Grupo TFM’s operating results and KCS’s corresponding equity in earnings under United States Generally Accepted Accounting Principles (“U.S. GAAP”) were as follows (in millions) 2004 results discussed herein include the results of Mexrail, which was a wholly-owned subsidiary whose financial results were consolidated within Grupo TFM during the first quarter of 2004)

	2005	2004
Revenue	$170.1	$167.5
Operating expenses	144.1	143.1
Net income	$(0.1)	$2.9

KCS equity in earnings (losses) of Grupo TFM	$(1.0)	$1.3

Revenues for Grupo TFM experienced strong improvements driven primarily by across the board increases in traffic. Operating expenses for Grupo TFM were relatively flat for the quarter ended March 31, 2005, compared to the quarter ended March 31, 2004, increasing $1.0 million. While Grupo TFM experienced increases in fuel costs this increase was offset by decreases in other operating expenses. Net income of Grupo TFM was significantly impacted by a $6.2 million decrease in the deferred income tax benefit (U.S. GAAP) from $7.3 million in the first quarter of 2004 to a $1.1 million benefit in the first quarter of 2005. Grupo TFM’s tax benefit was significantly impacted by an increase in pre-tax income, changes in the peso/dollar exchange rate and adjustments for inflation within the Mexican economy.

Grupo TFM has historically reported its financial results under International Financial Reporting Standards (“IFRS”). Because we are required to report our equity in net earnings in Grupo TFM under U.S. GAAP and Grupo TFM has historically reported under IFRS, differences in deferred income tax calculations and the classification of certain operating expense categories occur. The deferred income tax calculations are significantly impacted by fluctuations in the relative value of the Mexican peso versus the U.S. dollar and the rate of Mexican inflation, and can result in significant variability in the amount of equity earnings reported by KCS.

For the quarter ended March 31, 2005, equity in losses from other unconsolidated affiliates was $1.0 million compared to equity in earnings from other unconsolidated affiliates of $0.1 million in the quarter ended March 31, 2004. Significant components of this change were as follows:

•	For the first quarter of 2005, KCS recorded equity in losses of $1.8 million from PCRC compared to $0.2 million for the first quarter of 2004. Of this $1.8 million loss, approximately $1.5 million related to the premium paid upon redemption of preferred shares of PCRC owned by the International Finance Corporation. For additional discussion of the terms of the redemption, see Note 3 of the Notes to KCS’s Consolidated Financial Statements in Item 8 of the Company’s Form 10-K for the year ended December 31, 2004. PCRC will continue to operate below full capacity pending the completion of port expansion in Balboa.

•	Equity in earnings from Southern Capital of $0.8 million during the first quarter of 2005 were consistent with the first quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES

Summary cash flow data for the Company is as follows (in millions):

	Three Months
	Ended March 31,
	2005	2004
Cash flows provided by (used for):
Operating activities	$27.0	$40.0
Investing activities	(21.1)	(35.6)
Financing activities	(3.2)	48.8

Cash and cash equivalents:
Net increase	2.7	53.2
At beginning of year	38.6	135.4

At end of period	$41.3	$188.6

During the quarter ended March 31, 2005, the Company’s consolidated cash position increased $2.7 million from December 31, 2004, as a result of operating cash inflows, cash acquired in the Mexrail acquisition, proceeds from the issuance of long-term debt and the proceeds from employee stock plans. These increases were partially offset by property additions, investments in and loans to affiliates, and debt repayments. Net operating cash inflows were $27.0 million and $40.0 million for the quarters ended March 31, 2005 and 2004, respectively. The $13.0 million decrease in operating cash flows was primarily attributable to changes in working capital balances, resulting mainly from the timing of certain payments and receipts. Operating cash flow for the first quarter of 2004 also reflects the impact of changes in the timing on interest payments and lease accruals.

Net investing cash outflows were $21.1 million and $35.6 million for the quarters ended March 31, 2005 and 2004, respectively. This $14.5 million decrease in net cash outflows was primarily a result of a $10.1 million period to period decrease in capital expenditures partially offset by a $3.1 million increase in investments in unconsolidated affiliates. Investing cash flows were also impacted by cash acquired as part of the Mexrail acquisition.

For the quarter ended March 31, 2005, net financing cash outflows were $3.2 million compared to net financing cash inflows of $48.8 million for the same period in 2004. This $52.0 million change was primarily the effect of approximately $51.0 million of net proceeds received from the issuance of long-term debt in 2004.

The Company’s consolidated ratio of debt to total capitalization was 39.1% and 39.4% at March 31, 2005 and December 31, 2004, respectively.

In addition to operating cash flows, the Company has financing available under the revolving credit facility (“2004 Revolving Credit Facility”) with a maximum borrowing amount of $100 million all of which was available as of March 31, 2005. The 2004 Revolving Credit Facility contains, among other provisions, various financial covenants which may restrict the Company’s access to the maximum borrowing amount. As a result of certain financial covenants contained in the 2004 Revolving Credit Facility, maximum utilization of the 2004 Revolving Credit Facility may be restricted.

Capital improvements for KCSR roadway track structures have historically been funded with cash flows from operations and external debt. The Company has historically used equipment trust certificates for major purchases of locomotives and rolling stock, while using internally generated cash flows or leasing for other equipment.

The following table summarizes the cash capital expenditures by type.

	Three Months
	Ended March 31,
Capital Expenditure Category (dollars in millions)	2005	2004
Track infrastructure	$12.8	$19.1
Locomotives, freight cars and other equipment	1.0	3.3
Information technology	0.8	1.3
Facilities and improvements	0.3	0.7
Other	4.0	4.6

Total capital expenditures	$18.9	$29.0

The Company has entered into an agreement to secure the transportation of locomotive diesel fuel via pipeline into the Company’s fuel facility in Heavener, Oklahoma. This pipeline was completed and placed in service in May 2004. The contract provides that the Company will pay to the supplier transportation fees based on published tariff rates per barrel. The contract further requires that for a period of ten years after the pipeline is placed in service, the fees will be at least $1.5 million per year.

The Company filed a Universal Shelf Registration Statement on Form S-3 (“Initial Shelf” - Registration No. 33-69648) in September 1993, as amended in April 1996, for the offering of up to $500.0 million in aggregate amount of securities. The SEC declared the Initial Shelf effective on April 22, 1996; however, no securities have been issued thereunder. The Company has carried forward $200 million aggregate amount of unsold securities from the Initial Shelf to a Shelf Registration Statement filed on Form S-3 (“Second Shelf” — Registration No. 333-61006) on May 16, 2001 for the offering of up to $450 million in aggregate amount of securities. The SEC declared the Second Shelf effective on June 5, 2001. Securities in the aggregate amount of $300 million remain available under the Initial Shelf and securities in the aggregate amount of $450 million remain available under the Second Shelf. To date, no securities have been issued under either the Initial Shelf or Second Shelf.

As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 - “Recent Developments – Mexican Government’s Put Rights with Respect to TFM Stock,” KCS could be required to purchase the Mexican government’s interest in TFM. If KCS had been required to purchase the Mexican government’s 20% interest in TFM, the total purchase price would have been approximately $468.0 million as of March 31, 2005. The Company is exploring various alternatives for financing this transaction. It is anticipated that this financing, if necessary, can be accomplished using the Company’s ability to access the capital markets. No commitments for such financing have been obtained at this time.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in the Company’s Quantitative and Qualitative Disclosures About Market Risk from that previously reported in the Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures

As of the end of the fiscal quarter for which this Quarterly Report on Form 10-Q is filed, the Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have not been any changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter for which this Quarterly Report on Form 10-Q is filed that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Part I, Item 1. “Financial Statements”, Note 7 to the Consolidated Financial Statements of this Form 10-Q is hereby incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

a)	The Company held a Special Meeting of Stockholders (“Special Meeting”) on March 29, 2005. A total of 46,723,220 shares of the Common stock, $.01 per share par value, or 73.2% of the outstanding voting stock on the record date (63,822,033 shares), was represented at the Special Meeting, thereby constituting a quorum. These shares voted together as a single class.

b)	Proxies for the meeting were solicited pursuant to Regulation 14A; there was no solicitation in opposition to management’s recommendation for the proposed issuance of common stock related to the Grupo TFM acquisition. The voting for the issuance of common stock was as follows:

Total
Shares
Approval of a proposed Issuance of Common tock. The voting was as follows:
For	46,277,487
Against	358,186
Withheld	87,547

Total	46,723,220

c)	The Company held its 2005 Annual Meeting of Stockholders (“Annual Meeting”) on May 5, 2005. A total of 51,031,707 shares of the Common stock, $.01 per share par value, and Preferred stock, par value $25.00 per share, or 88.7% of the outstanding voting stock on the record date (63,822,940 shares), was represented at the Annual Meeting, thereby constituting a quorum. These shares voted together as a single class.

d)	Proxies for the meeting were solicited pursuant to Regulation 14A; there was no solicitation in opposition to management’s nominees for directors as listed in such Proxy Statement and all such nominees were elected. The voting for the election of directors was as follows:

Total
Shares
Election of Three Directors
(i) Robert J. Druten
For	48,356,132
Against	715,385
Withheld	—

Total	49,071,517

(ii) Rodney E. Slater
For	52,276,512
Against	715,385
Withheld	—

Total	52,991,897

c)	Listed below are the other matters voted on at the Company’s Annual Meeting. These matters are fully described in the Company’s Definitive Proxy Statement. The voting was as follows:

Total
Shares
Approval of an Amendment to the Amended and Restated 1991 Stock Option and Performance Award Plan to Increase the Number of Shares Authorized for Issuance under the Plan. The voting was as follows:
For	32,322,047
Against	6,797,762
Withheld	260,927
Broker Non-Vote	11,650,971

Total	51,031,707

Ratification of Audit Committee’s Selection of Independent Auditors
For	50,454,555
Against	318,000
Withheld	259,152

Total	51,031,707

Item 6. Exhibits

a)	Exhibits

Exhibit 31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on May 10, 2005.

/s/ Ronald G. Russ

Ronald G. Russ Executive Vice President and Chief Financial Officer (Principal Financial Officer)