Form 10-Q
period 2005-06-30
KANSAS CITY SOUTHERN
filed 2005-08-15
CIK 54480

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
Yes ☑                 No ☐
Indicate by check mark whether the Company is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑                 No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2005

Common Stock, $.01 per share par value	82,028,860 Shares

KANSAS CITY SOUTHERN
FORM 10-Q
JUNE 30, 2005
INDEX

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Introductory Comments	1

Consolidated Statements of Income — Three and Six months ended June 30, 2005 and 2004	2

Consolidated Balance Sheets — June 30, 2005 and December 31, 2004	3

Consolidated Statements of Cash Flows — Six months ended June 30, 2005 and 2004	4

Consolidated Statement of Changes in Stockholders’ Equity — Six months ended June 30, 2005	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3. Quantitative and Qualitative Disclosures About Market Risk	37

Item 4. Controls and Procedures	38

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	38

Item 4. Submission of Matters to a Vote of Security Holders	38

Item 5. Other Information	38

Item 6. Exhibits	39

SIGNATURES	39
Second Supplemental Indenture
Supplemental Indenture
Financing Agreement
Pledge Agreement
Lease Agreement
Lease Agreement
Lease Agreement
Lease Agreement
Lease Agreement
Certification
Certification
Certification
Certification

KANSAS CITY SOUTHERN
FORM 10-Q
JUNE 30, 2005
PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Introductory Comments
The Consolidated Financial Statements included herein have been prepared by Kansas City Southern (the “Company” or “KCS”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and the notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q. For the three and six months ended June 30, 2005, these financial statements include the results of operations and cash flows of Mexrail, Inc. (“Mexrail”) and Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. (“Grupo TFM”) which were consolidated on January 1, 2005 and April 1, 2005, respectively, as a result of the acquisition of a controlling interest in each entity as of these respective dates. Accordingly results for the three and six months ended June 30, 2005 are not indicative of the results expected for the full year 2005.

KANSAS CITY SOUTHERN
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except share and per share data)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Revenues	$381.1	$153.9	$579.3	$301.7

Operating expenses
Compensation and benefits	93.4	52.2	154.7	103.0
Fuel	56.5	14.6	83.0	29.4
Purchased services	56.6	15.4	76.4	31.0
Equipment costs	41.5	11.6	58.6	24.6
Depreciation and amortization	40.4	13.1	54.7	25.9
Deferred profit sharing	38.7	—	38.7	—
Casualties and insurance	22.0	10.9	34.7	16.6
Other	40.3	16.6	62.0	34.3

Total operating expenses	389.4	134.4	562.8	264.8

Operating income (loss)	(8.3)	19.5	16.5	36.9

Equity in net earnings (loss) of unconsolidated affiliates:
Grupo TFM, S.A. de C.V.	—	2.9	(1.0)	4.2
Other	1.5	0.3	0.4	0.4
Interest expense	(38.7)	(10.9)	(51.0)	(21.7)
Debt retirement costs	(3.9)	—	(3.9)	(4.2)
Foreign exchange gains (losses)	4.3	—	4.3	—
Other income	3.8	1.7	7.1	3.2

Income (loss) before income taxes and minority interest	(41.3)	13.5	(27.6)	18.8
Income tax provision	1.6	4.3	7.2	6.2

Income (loss) before minority interest	(42.9)	9.2	(34.8)	12.6
Minority interest	(17.8)		(17.8)

Net income (loss)	(25.1)	9.2	(17.0)	12.6
Preferred stock dividends	2.2	2.2	4.4	4.4

Net income (loss) available to common shareholders	$(27.3)	$7.0	$(21.4)	$8.2

Per Share Data
Earnings (loss) per Common share — basic	$(0.33)	$0.11	$(0.29)	$0.13

Earnings (loss) per Common share — diluted	$(0.33)	$0.11	$(0.29)	$0.13

Weighted average Common shares outstanding (in thousands)
Basic	81,707	62,655	72,604	62,570
Potential dilutive Common shares	—	1,175	—	1,242

Diluted	81,707	63,830	72,604	63,812

See accompanying notes to consolidated financial statements.

KANSAS CITY SOUTHERN
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share amounts)

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$41.8	$38.6
Accounts receivable, net	287.1	131.4
Accounts receivable from related parties	0.6	8.2
Inventories	80.1	48.2
Other current assets	46.4	27.2

Total current assets	456.0	253.6

Investments	56.4	484.9
Properties (net of accumulated depreciation and amortization of $1,065.8 and $755.3, respectively)	2,142.7	1,424.0
Concession rights (net of $364.5 accumulated amortization) as of June 30, 2005	1,418.4	—
Goodwill	30.4	10.6
Restricted cash	9.0	200.0
Deferred tax assets	112.8	—
Other assets	73.6	67.5

Total assets	$4,299.3	$2,440.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Debt due within one year	$118.1	$9.9
Accounts and wages payable	157.8	52.8
Payable to related parties	2.1	34.7
Accrued liabilities	202.9	148.4

Total current liabilities	480.9	245.8

Other Liabilities
Long-term debt	1,479.1	655.8
Escrow note payable	47.0	—
Liability under participation agreement	118.7	—
Deferred income taxes	438.7	430.9
Other noncurrent liabilities and deferred credits	164.0	83.6

Total other liabilities	2,247.5	1,170.3

Minority Interest	256.9	—

Stockholders’ Equity:
$25 par, 4% noncumulative, Preferred stock, 840,000 shares authorized, 649,736 shares issued, 242,170 shares outstanding at June 30, 2005 and December 31, 2004	6.1	6.1
$1 par, Cumulative Preferred stock, 400,000 shares authorized, issued and outstanding at June 30, 2005 and December 31, 2004	0.4	0.4
$.01 par, Common stock, 400,000,000 shares authorized; 91,369,116 shares issued; 81,768,683 and 63,270,204 shares outstanding at June 30, 2005 and December 31, 2004, respectively	0.8	0.6
Paid in capital	470.5	155.3
Retained earnings	840.5	861.9

Unearned compensation from restricted stock	(4.8)	—
Accumulated other comprehensive income	0.5	0.2

Total stockholders’ equity	1,314.0	1,024.5

Total liabilities and stockholders’ equity	$4,299.3	$2,440.6

See accompanying notes to consolidated financial statements.

KANSAS CITY SOUTHERN
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Six Months
	Ended June 30,
	2005	2004
CASH FLOWS PROVIDED BY (USED FOR):

OPERATING ACTIVITIES:
Net income (loss)	$(17.0)	$12.6
Adjustments to reconcile net income (loss) to net cash Provided by operating activities
Depreciation and amortization	54.7	25.9
Deferred income taxes	34.9	3.3
Equity in undistributed earnings of unconsolidated affiliates	0.6	(4.6)
Funding of restricted cash	(9.0)	—
Minority interest	(17.8)	—
Distributions from unconsolidated affiliates	8.3	8.8
(Gain) loss on sales of property	0.5	(0.7)
Loss on sale of investments	0.2	—
Tax benefit realized upon exercise of stock options	0.9	0.9
Changes in working capital items
Accounts receivable	35.0	0.2
Inventories	(7.1)	(7.9)
Other current assets	2.5	(1.2)
Accounts and wages payable	(3.8)	4.9
Accrued liabilities	(42.3)	6.1
Other, net	(7.8)	2.0

Net cash provided by operating activities	32.8	50.3

INVESTING ACTIVITIES:
Property acquisitions	(67.1)	(66.3)
Proceeds from disposal of property	0.5	1.9
Investment in and loans to affiliates	(10.1)	(4.8)
Acquisition costs	(8.0)	(3.7)
Cash of Mexrail at date of acquisition	3.0	—
Cash of Grupo TFM at date of acquisition	5.5	—
Other, net	1.9	(1.3)

Net cash used for investing activities	(74.3)	(74.2)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	522.0	150.0
Repayment of long-term debt	(473.5)	(100.6)
Debt issuance costs	(2.8)	(2.9)
Proceeds from stock plans	3.4	2.9
Cash dividends paid	(4.4)	(4.4)

Net cash provided by financing activities	44.7	45.0

CASH AND CASH EQUIVALENTS:
Net increase in cash and cash equivalents	3.2	21.1
At beginning of year	38.6	135.4

At end of period	41.8	$156.5

See accompanying notes to consolidated financial statements.

KANSAS CITY SOUTHERN
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in millions, except share amounts)
(Unaudited)

		$1 Par					Accumulated
	$25 Par	Cumulative	$.01 Par				Other
	Preferred	Preferred	Common	Paid In	Retained	Unearned	Comprehensive
	Stock	Stock	Stock	Capital	Earnings	Compensation	Income	Total
Balance at December 31, 2004	$6.1	$0.4	$0.6	$155.3	$861.9	$—	$0.2	$1,024.5

Comprehensive income:
Net income (loss)					(17.0)
Change in fair value of cash flow hedges							0.1
Amortization of accumulated other comprehensive loss related to interest rate swaps							0.2
Comprehensive income								(16.7)
Dividends on $25 Par Preferred Stock ($0.50/share)					(0.1)			(0.1)
Dividends on $1 Par Cumulative Preferred Stock ($10.625/share)					(4.3)			(4.3)
Issuance of restricted stock awards				5.3		(5.3)		—
Amortization of unearned compensation						0.5		0.5
Stock issued in acquisition of Grupo TFM			0.2	304.2				304.4
Options exercised and stock subscribed				5.7				5.7

Balance at June 30, 2005	$6.1	$0.4	$0.8	$470.5	$840.5	$(4.8)	$0.5	$1,314.0

See accompanying notes to consolidated financial statements.

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Accounting Policies and Interim Financial Statements. In the opinion of the management of KCS, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company and its subsidiary companies as of June 30, 2005 and December 31, 2004, the results of its operations for the three and six months ended June 30, 2005 and 2004, its cash flows for the six months ended June 30, 2005 and 2004, and its changes in stockholders’ equity for the six months ended June 30, 2005. The accompanying consolidated financial statements have been prepared consistently with accounting policies described in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2004. The results of operations for the three month and six month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year 2005. For information regarding the Company’s critical accounting policies and estimates, please see Item 7 of the Company’s Annual Report on Form 10-K “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.” Certain prior year amounts have been reclassified to conform to the current year presentation.

As discussed in Note 4 to the Consolidated Financial Statements “Acquisitions”, beginning April 1, 2005, the financial position and results of operations of Grupo TFM are consolidated into KCS. Management is currently executing post-merger integration plans which include converting accounting information systems and ensuring that the accounting policies of Grupo TFM are consistent with those of the Company. Certain accounting policies relevant to Grupo TFM are described below. As we continue the integration, we may identify other differences that will require a modification of the current Grupo TFM policy; however, we do not believe those changes, if any, would have a material effect on the financial statements of the current quarter.

Principles of Consolidation. The accompanying consolidated financial statements are presented using the accrual basis of accounting and include the Company and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

The equity method of accounting is used for all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting interest; the cost method of accounting is generally used for investments of less than 20% voting interest. The Surface Transportation Board’s approval of KCS’s application for control of The Texas Mexican Railway Company (“Tex-Mex”) was effective December 29, 2004. KCS obtained control of Mexrail on January 1, 2005. Accordingly, for both the quarter and year to date periods ended June 30, 2005, the Company has consolidated the financial results of Mexrail. KCS completed the purchase of the controlling interest in Grupo TFM on April 1, 2005. Beginning April 1, 2005, the financial results of Grupo TFM have been consolidated into KCS. Prior to acquisition of control on December 31, 2004 for Mexrail and April 1, 2005 for Grupo TFM, the investments were accounted for under the equity method.

Minority Interest. Minority interest reflects the Mexican government’s 20% ownership of TFM, S.A. de C.V. (“TFM”) as well as a 4.9% indirect ownership interest in Grupo TFM through TFM. In the original formation of Grupo TFM, the Mexican government purchased a 24.6% limited-voting interest in Grupo TFM for $198.8 million. In June 2002, TFM repurchased the Mexican government’s 24.6% interest in Grupo TFM. Since the purchase of the Mexican government’s 24.6% interest was completed by Grupo TFM’s subsidiary, TFM, and the Mexican government maintains a 20% minority interest in TFM, the Mexican government retained an indirect 4.9% minority interest in Grupo TFM through its ownership of TFM.

Liability under Participation Agreement

On June 23, 1997, Grupo TFM and TFM entered into an Association in Participation Agreement under which TFM has the right to participate in the profit, or losses, as the case may be, derived from the sale of Grupo TFM of 469.3 million of TFM’s shares. The sale of the shares covered by this agreement shall be made no later than the fifteenth anniversary of the date of this agreement unless otherwise agreed to by Grupo TFM and TFM. In exchange, TFM has transferred to Grupo TFM an amount equal to $593.4 million, which Grupo TFM used to make the second payment of the stock purchase agreement.

The price obtained from the sale of TFM’s shares covered by the agreement shall be applied as follows: (a) first, to TFM in payment of the principal amount of its non-interest bearing receivable; (b) second, to the taxes which may result from the sale of the TFM shares covered by this agreement, and (c) the remainder, if any, shall be distributed between TFM and Grupo TFM up to an amount of $3.2 billion depending on the sale date, with 99% to TFM and 1% to Grupo TFM and finally, the remaining amounts, if any, shall be distributed 1% to TFM and 99% to Grupo TFM.

Based on the nature and terms of this receivable, although the intercompany note of $593.4 million has been eliminated in the consolidated financial statements of Grupo TFM, a portion of such intercompany note receivable is related to the Mexican Government’s minority interest (20%) in TFM and has been presented as a liability rather than minority interest.

Mexican Peso to U.S. Dollar Translation. Grupo TFM and its subsidiaries are required to maintain for tax purposes their books and records in Mexican pesos (“Ps”). For financial reporting purposes, Grupo TFM and subsidiaries keep records and use the United States (US) dollar as their functional and reporting currency. The US dollar is the currency that reflects the economic substance of the underlying events and circumstances relevant to the entity (i.e. historical cost convention).

Monetary assets and liabilities denominated in Mexican pesos are translated into US dollars using current exchange rates. The difference between the exchange rate on the date of the transaction and the exchange rate on the settlement date, or balance sheet date if not settled, is included in the income statement as a foreign exchange gain/loss.

Concession rights and related assets. Costs incurred by the Company to acquire the concession rights and related assets were capitalized and are amortized on a straight-line basis over the estimated useful lives of the related assets and rights acquired. The purchase price to acquire the concession rights and related assets was allocated to the identifiable assets acquired and liabilities assumed in connection with the privatization process based on their estimated fair value.

The assets acquired and liabilities assumed include:
(i)	The tangible assets acquired pursuant to the asset purchase agreement, consisting of locomotives, rail cars and materials and supplies;

(ii)	The rights to utilize the right of way, track structure, buildings and related maintenance facilities of the TFM lines;

(iii)	The 25% equity interest in the company established to operate the Mexico City rail terminal facilities; and

(iv)	Finance lease obligations assumed.
TFM Employees’ statutory profit sharing. For TFM employees’, statutory profit sharing is determined by the Company at the rate of 10% on the taxable income of TFM, adjusted as prescribed by the Mexican Income Tax Law.

TFM Seniority premiums. For TFM employees, seniority premiums to which they are entitled upon termination of employment after 15 years of service are expensed in the years in which the services are rendered. Other compensation based on length of service to which employees may be entitled in the event of dismissal, in accordance with the Mexican Federal Law, is charged to expense in the year in which it becomes payable.

Deferred income tax. Deferred income tax is provided in full, using the liability method, on temporary differences arising between the tax basis of assets and liabilities and their carrying amounts in the financial statements. Currently enacted tax rates are used in the determination of deferred income tax.

For Grupo TFM, the deferred tax calculation is dependent to a certain extent, on the Mexican rate of inflation and changes in the exchange rate between the U.S. dollar and the Mexican peso. No provision for deferred U.S. income taxes has been made for the temporary difference between the financial reporting basis and the income tax basis of the Company’s investment in Grupo TFM including these differences attributable to accumulated earnings, because the Company does not consider the reversal of the temporary differences to occur in the foreseeable future.

Restricted Cash. In connection with KCS’s acquisition of control of TFM through the purchase of shares of common stock of Grupo TFM (the “Acquisition”), KCS has entered into a consulting agreement (the “Consulting Agreement”) with José F. Serrano International Business, S.A. de C.V. (“JSIB”), a consulting company controlled by Jose Serrano, Chairman of the Board of Grupo TMM, S.A. (“TMM”) which agreement became effective upon the closing of the Acquisition. Under this agreement, JSIB will provide consulting services to KCS in connection with the portion of the business of KCS in Mexico for a period of three years. As consideration for these services, subject to the terms and conditions of the Consulting Agreement, JSIB receives an annual fee of $3.0 million. The Consulting Agreement required KCS to deposit the total amount of annual fees payable under the Consulting Agreement ($9.0 million) in cash to be held and released in accordance with the terms and conditions of the Consulting Agreement and the applicable escrow agreement. JSIB directs the investment of the escrow fund and all gains and losses accrue in the fund to the benefit of JSIB. Such amounts are payable concurrent with the payment of the annual fee.

As of December 31, 2004, $200.0 million had been deposited into an escrow account pending completion of the acquisition of the controlling interest in Grupo TFM. This $200.0 million was paid April 1, 2005 upon closing.

Overhead Capitalization Rates. KCSR capitalizes certain overhead costs representing the indirect costs associated with construction and improvement projects. Overhead factors are periodically reviewed and adjusted to reflect current costs. As a result of revisions to rates used to capitalize indirect costs during the quarter ended June 30, 2004, operating expenses were reduced by approximately $1.8 million.

2.	Earnings Per Share Data. Basic earnings per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Restricted shares granted to employees and officers are included in weighted average shares for purposes of computing basic earnings per common share as they are earned. Diluted earnings per share reflects the potential dilution that could occur if convertible securities were converted into common stock or stock options were exercised.

The following is a reconciliation from the weighted average shares used for the basic earnings per share computation to the shares used for the diluted earnings per share computation for the three and six months ended June 30, 2005 and 2004, respectively (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Basic shares	81,707	62,655	72,604	62,570
Effect of dilution: Stock options	—	1,175	—	1,242

Diluted shares	81,707	63,830	72,604	63,812

Partially dilutive shares excluded from the calculation:

Stock options where the exercise price is greater than the average market price of common shares	—	611	2,600	611

Stock options which are anti-dilutive as a result of the net loss for the period	1,352	—	1,330	—

Convertible preferred stock which are anti-dilutive	13,389	13,389	13,389	13,389

3.	Investments. Investments in unconsolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control. Investments in unconsolidated affiliates at June 30, 2005 include, among others, equity interests in Southern Capital Corporation, LLC (“Southern Capital”) and the Panama Canal Railway Company (“PCRC”).

PCRC redemption of preferred shares held by International Finance Corporation. On March 28, 2005, PCRC and the International Finance Corporation (“IFC”) finalized an agreement whereby PCRC would redeem the shares subscribed and owned by IFC pursuant to the IFC Subscription. Under the agreement, PCRC paid to the IFC $10.5 million. The IFC preferred shares had a recorded value of $5.0 million and approximately $2.6 million in accrued unpaid dividends. When the transaction was completed, PCRC recorded an additional cost of approximately $2.9 million to reflect the premium paid to IFC. As a result, KCS recorded its share of this cost of approximately $1.5 million in recording its equity in earnings of PCRC in the first quarter of 2005.

Condensed financial information of certain unconsolidated affiliates is shown below. All amounts are presented under U.S. GAAP. Financial information of immaterial unconsolidated affiliates has been omitted:
Financial Condition (dollars in millions):

	June 30, 2005		December 31, 2004
		Southern		Grupo	Southern
	PCRC	Capital	PCRC	TFM	Capital	Mexrail
Current assets	$3.5	$3.1	$4.2	$252.7	$2.3	$29.8
Non-current assets	82.6	98.3	83.4	1,982.3	113.5	71.2

Assets	$86.1	$101.4	$87.6	$2,235.0	$115.8	$101.0

Current liabilities	$9.3	$—	$10.7	$211.5	$1.2	$47.3
Non-current liabilities	76.2	48.5	72.2	865.4	56.5	0.7
Minority interest	—	—	—	353.3	—	—
Equity of stockholders and partners	0.6	52.9	4.7	804.8	58.1	53.0

Liabilities and equity	$86.1	$101.4	$87.6	$2,235.0	$115.8	$101.0

KCS’s investment	$0.3	$26.4	$2.4	$389.6	$29.1	$30.0

     Operating Results (dollars in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Revenues:
Southern Capital	$2.8	6.0	$5.8	12.0
PCRC	3.2	1.6	6.2	3.7
Grupo TFM (1)	NA	184.9	170.1	352.4

Operating costs and expenses:
Southern Capital	$1.4	4.4	$3.0	9.2
PCRC	1.6	2.1	3.3	4.2
Grupo TFM (1)	NA	148.8	144.1	291.8

Net income (loss):
Southern Capital	$9.1	7.6	$10.6	8.8
PCRC	(0.6)	(0.8)	(4.1)	(1.6)
Grupo TFM (1)	NA	7.7	$0.1	10.6
(1)	Reflects operating results for the quarter ended March 31, 2005. For periods after April 1, 2005, Grupo TFM is reflected in consolidated operating results. Prior to July 1, 2004 Grupo TFM results included the results of Mexrail as a consolidated subsidiary.

4.	Acquisitions. In accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”, the Company allocated the purchase price of its acquisitions to the tangible and intangible assets and liabilities of the acquired entity based on their fair values. We recorded the excess purchase price over the fair values as goodwill. The fair values assigned to assets acquired and liabilities assumed was based on valuations prepared by independent third party appraisal firms, published market prices and management estimates. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets with indefinite useful lives are not amortized but are reviewed at least annually for impairment. An impairment loss would be recognized to the extent that the carrying amount exceeds the assets’ fair value. Intangible assets with estimable useful lives are amortized on a straight-line basis over their respective useful lives.

Acquisition of Controlling Interest in Grupo TFM. In furtherance of the Company’s strategy for expansion into Mexico, on December 15, 2004, the Company entered into the Amended and Restated Acquisition Agreement (the “Acquisition Agreement”) with TMM and other parties under which KCS would acquire control of TFM through the purchase of shares of common stock of Grupo TFM. Grupo TFM holds an 80% interest in TFM and all of the shares of stock with full voting rights of TFM. The remaining 20% economic interest in TFM is owned by the Mexican government in the form of shares with limited voting rights.

Under the terms of the Acquisition Agreement, KCS acquired all of TMM’s 48.5% effective interest in Grupo TFM on April 1, 2005 for $200.0 million in cash, 18 million shares of KCS common stock, and two-year promissory notes in the aggregate amount of $47.0 million (the “Escrow Notes”)’ as well as $27.0 million in transaction costs already incurred for a total purchase price of $590 million. Both the $200.0 million cash and the 18 million shares of KCS common stock were exchanged at closing. The $47.0 million Escrow Notes are subject to reduction pursuant to the indemnification provisions of the Acquisition Agreement for certain potential losses related to breaches of certain representations, warranties, or covenants in the Acquisition Agreement or claims relating thereto, or under other conditions specified in the Indemnity Escrow Agreement.

In exchange for the purchase price of $590 million, KCS acquired 48.5% of Grupo TFM (or 38.8% of TFM) with a historical book value of $390 million. The excess of purchase price over the historical book value of the assets resulted in a net increase in the basis of the assets of approximately $180 million and goodwill of $20 million was recognized.

Significant components of the distribution of the $180 million adjustment to reflect fair value are as follows:
-	Increase in property and equipment of $35.1 million

-	Increase in concession assets of $294.4 million

-	Increase in deferred income tax liability of $82.6 million

-	Reduction of deferred tax asset related to employee statutory profit sharing of $22.5 million

-	Reduction of other current and noncurrent assets of $44.4 million
In connection with the evaluation of the fair values of the assets and liabilities of Grupo TFM, certain assets were identified as having little or no value to KCS as the acquiring Company. Because KCS acquired only 48.5% of Grupo TFM (or 38.8% of TFM) in this transaction, the allocation of the excess purchase price over book value of net assets was limited to the acquired percentage. Accordingly, a reduction in the assets of Grupo TFM was limited to the acquired percentage and any residual was charged to expense. Grupo TFM operating expenses include $39.5 million relating to decreases in the basis of certain assets, the most significant of which was the write off of deferred employee profit sharing asset of approximately $35.6 million as a result of recent legal rulings in Mexico. A total of $15.9 million of these operating expenses were allocated to Grupo TFM’s minority interest. Grupo TFM also recognized $3.6 million in depreciation expense related to the increase in basis of tangible assets.

The Company’s management has completed a preliminary evaluation of the fair value of the assets and liabilities of Grupo TFM in the second quarter of 2005. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.
Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V.
As of April 1, 2005
(Dollars in millions)

Current assets	$254.6
Property, plant and equipment	594.5
Concession rights	1,431.8
Other assets	218.5

Total assets acquired	$2,499.4

Current liabilities	$247.5
Long-term debt acquired	813.7
Other liabilities	185.1
Minority Interest	274.6

Total liabilities acquired	$1,520.9

The allocation of the purchase price above reflects preliminary estimates to various amounts which are subject to change as the Company obtains additional information relating to the fair values of assets and liabilities of Grupo TFM. The preliminary purchase price allocation reflects $11.5 million relating to estimated severance and relocation costs. The preliminary allocation of the purchase price does not include any amounts related to certain pre-acquisition contingencies regarding the VAT Claim (defined below) or the Mexican government’s put rights. In addition, the existing excess in the carrying value of the Company’s investment over the book value of Grupo TFM ($13.7 million) was recorded as an addition to concession assets.

Acquisition of Mexrail. On August 16, 2004, KCS, TMM and TFM entered into a new Stock Purchase Agreement. Pursuant to the terms of that agreement, KCS purchased from TFM 51% of the outstanding shares of Mexrail, a wholly-owned subsidiary of TFM, for $32.7 million and placed those shares into trust pending approval of the Surface Transportation Board (“STB”) to exercise common control over The Kansas City Southern Railway Company (“KCSR”), the Gateway Eastern Railway Company (“Gateway Eastern”) and Tex-Mex. On November 29, 2004, the STB approved the Company’s application for authority to control KCSR, Gateway Eastern and Tex-Mex. This approval became effective on December 29, 2004. The shares representing 51% ownership of Mexrail were transferred by the trustee to KCS, and KCS assumed control, on January 1, 2005.

The aggregate purchase price was $57.4 million including $32.7 million of cash with the remaining amount consisting of net receivables and payables with Mexrail and Grupo TFM. The acquisition of Mexrail links KCSR to TFM. The Company’s management completed a preliminary evaluation of the fair value of the assets and liabilities of Mexrail in the first quarter of 2005. No significant adjustments were made to the preliminary purchase accounting in the second quarter of 2005.

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

The financial results of Mexrail and Grupo TFM have been included within the consolidated KCS financial statements as of January 1, 2005 and April 1, 2005, respectively.

Pro Forma Earnings. The following table reflects the proforma financial results for the six months ended June 30, 2005 as though the Grupo TFM Acquisition had occurred on January 1, 2005: (unaudited, in millions except for shares outstanding, which are in thousands.)

	KCS and	Grupo TFM
	Mexrail	for the period
	Historical and	January 1,
	Grupo TFM	2005 through
	since April 1,	March 31,	Pro Forma
	2005	2005	Adjustments		Pro Forma
Revenues	$579.3	$170.1	$—		$749.4
Net income (loss)	(17.0)	0.1	(3.5)		(20.4)
Income (loss) from continuing operations available to common shareholders	(21.4)	0.1	$(3.5	)(1)	(24.8)

Basic earnings (loss) per common share:	$(0.29)				$(0.30)

Basic weighted average common shares outstanding	72,604		9,000		81,604

Diluted earnings (loss) per common share:	$(0.29)				$(0.30)

Diluted weighted average common shares outstanding	72,604		9,000		81,604

The following table reflects the proforma financial results for the three months ended June 30, 2004 as though the Mexrail and Grupo TFM acquisitions had occurred on January 1, 2004: (unaudited, in millions except for shares outstanding, which are in thousands.)

				Pro Forma
	KCS	Mexrail	Grupo TFM	Adjustments		Pro Forma
Revenues	$153.9	$15.6	$169.3	$—		$338.8
Net Income (loss)	9.2	(0.2)	7.9	(5.1)		11.8
Income (loss) from continuing operations available to common shareholders	$7.0	$(0.2)	$7.9	$(5.1	)(1)	$9.6

Basic earnings per common share:	$0.11					$0.12

Basic weighted average common shares outstanding	62,655			18,000		80,655

Diluted earnings per common share:	$0.11					$0.12

Diluted weighted average common shares outstanding	63,830			18,000		81,830

The following table reflects the pro forma financial results for the six months ended June 30, 2004 as though the Mexrail and Grupo TFM acquisitions had occurred on January 1, 2004: (unaudited, in millions except for shares outstanding, which are in thousands.)

				Pro Forma
	KCS	Mexrail	Grupo TFM	Adjustments		Pro Forma
Revenues	$301.7	$29.4	$323.0	$—		$654.1
Net Income (loss)	12.6	(2.0)	12.6	(11.9)		11.3
Income (loss) from continuing operations available to common shareholders	$8.2	$(2.0)	$12.6	$(11.9	) (1)	$6.9

Basic earnings per common share:	$0.13					$0.09

Basic weighted average common shares outstanding	62,570			18,000		80,570

Diluted earnings per common share:	$0.13					$0.08

Diluted weighted average common shares outstanding	63,812			18,000		81,812

The pro forma results reflected above are not necessarily indicative of the results of operations for the periods presented, had the acquisition actually occurred, nor are they indicative of projected results for future periods.

5.	Noncash Investing and Financing Activities. The Company initiated the Sixteenth Offering of KCS common stock under the Employee Stock Purchase Plan (“ESPP”) during 2004. Stock subscribed under the Sixteenth Offering will be issued to employees in 2006 and is being paid for through employee payroll deductions in 2005. For the six months ended June 30, 2005, the Company has received approximately $0.9 million from payroll deductions associated with the Sixteenth Offering of the ESPP. In the first quarter of 2005, the Company issued approximately 206,000 shares of KCS common stock under the Fifteenth Offering of the ESPP. These shares, with an aggregate a purchase price of approximately $2.5 million, were subscribed and paid for through employee payroll deductions in 2004.

6.	Derivative Financial Instruments. The Company does not engage in the trading of derivatives for speculative purposes but uses them for risk management purposes only. The Company’s objective for using derivative instruments is to manage the risk of volatility in prices of diesel fuel. In general, the Company enters into derivative transactions in limited situations based on management’s assessment of current market conditions and perceived risks. Management intends to respond to evolving business and market conditions in order to manage risks and exposures associated with the Company’s various operations, and in doing so, may enter into such transactions more frequently as deemed appropriate.

Fuel Derivative Transactions

At June 30, 2005, the Company was a party to one fuel swap agreement for a notional amount of approximately 1.3 million gallons of fuel. Under the terms of the swap, the Company receives a variable price based upon an average of the spot prices calculated on a monthly basis as reported through a petroleum price reporting service, and pays a fixed price determined at the time the Company enters into the swap transaction. The variable price the Company receives is approximately equal to the price the Company pays in the market for locomotive fuel. By entering into these swap transactions, the Company is able to fix the cost of fuel for the notional amount of gallons hedged.

     A summary of the swap agreements to which KCSR was a party as of June 30, 2005 follows:

Trade Dates	Notional Amount	Fixed pay per gallon	Expiration Date
October 31, 2003	1.3 million gallons	68.0¢	December 31, 2005
Cash settlements of the swap occur on a monthly basis on the fifth business day of the month following the month in which the settlement is calculated. As of June 30, 2005, the fair market value of the benefit of the swap was $1.2 million. For the years ended December 31, 2004 and 2003, KCSR consumed 59.2 million and 55.4 million gallons of fuel, respectively. Fuel hedging transactions resulted in a decrease in fuel expense of $0.9 million and $0.9 million in the six months ended 2005 and 2004, respectively.

7.	Tex-Mex Loan Agreement. On July 13, 2005, Tex-Mex entered into an agreement with the Federal Railroad Administration (“FRA”) with an effective date of June 28, 2005 to borrow $50.0 million to be used for safety and infrastructure improvements. These improvements are expected to increase efficiency and capacity in order to accommodate growing freight rail traffic related to the NAFTA corridor. Tex-Mex drew the first $10.0 million on July 13, 2005 to apply to capital projects currently in progress. The loan is being made under the Railroad Rehabilitation and Improvement Financing Program (RRIF) administered by the FRA. The loan is guaranteed by Mexrail, who has issued a Pledge Agreement in favor of the lender equal to the gross revenues earned by Mexrail on per-car fees charged for traffic crossing the International Rail Bridge located in Laredo, Texas.

8.	KCSR Branch Line Lease Agreement. On July 20, 2005, KCSR and Watco Companies announced the lease of five of KCSR’s branch lines in Oklahoma, Arkansas, Louisiana and Alabama to three subsidiary railroads of Watco, a shortline railroad company. These lease agreements are for a period of ten years, subject to earlier termination in accordance with the terms of the applicable lease agreement. The lease agreements are renewable for an additional ten years upon mutual agreement by KCS and the applicable lessee. Under each of these agreements, the lessee has agreed to pay KCS rent annually for the leased property in an amount based on the lessee’s revenue derived from the leased property that is received from traffic interchanged to carriers other than KCS for the annual period for which the lease amounts are due. Under the lease agreements, these branch lines will continue to receive rail service, but from the three railroads owned by Watco instead of KCSR. KCSR will continue to build the revenues and pay a per car fee to Watco for the services provided.

9.	Modifications of Debt Agreements. On June 10, 2005, KCSR completed the successful solicitation of consents to amend the indentures, as supplemented where applicable, under which KCSR’s outstanding 9 1/2% Senior Notes due 2008 and outstanding 7 1/2% Senior Notes due 2009 were issued. KCSR received the requisite consents from a majority of the outstanding aggregate principal amount of each series of Notes. Costs of $0.8 million were incurred in relation to this solicitation and are reflected in other expenses.

Upon the terms and subject to the conditions set forth in the Consent Solicitation Statement dated May 11, 2005 and as thereafter amended, KCSR, KCS, the other note guarantors, and the trustee under each of the indentures, respectively, signed supplemental indentures with respect to each such series of Notes to permit TFM to effect a settlement of certain disputes among TFM, Grupo TFM, and the Mexican government. KCS is unable to predict when or if a settlement of these disputes will be consummated.

On April 1, 2005, TFM commenced a cash tender offer for any and all outstanding $443.5 million aggregate principal amount of 11.75% Senior Discount Debentures due 2009 (the “2009 Debentures”) on the terms and subject to the conditions set forth in TFM’s Offer to Purchase and Consent Solicitation Statement dated April 1, 2005. TFM also solicited consents for amendments to the indenture under which the 2009 Debentures were issued. Holders who tendered their 2009 Debentures were required to consent to the proposed amendments and holders who consented were required to tender their 2009 Debentures.

On April 14, 2005, $386.0 million principal amount of the outstanding $443.5 million principal amount of the 2009 Debentures had been tendered on or prior to the consent deadline pursuant to the consent solicitation and tender offer for the 2009 Debentures, representing approximately 87% of the outstanding 2009 Debentures. As a result of such consents and early tenders, TFM received the requisite consents to execute a supplemental indenture relating to the 2009 Debentures. As part of its tender offer for the 2009 Debentures, TFM was soliciting consents to eliminate substantially all of the restrictive covenants included in the indenture under which the 2009 Debentures were issued and to reduce the minimum prior notice period with respect to a redemption date for outstanding 2009 Debentures from 30 to 3 days. The supplemental indenture relating to the 2009 Debentures containing the proposed changes was executed by TFM and the Trustee under the indenture. TFM made payment for these 2009 Debentures pursuant to the early tender provisions of the tender offer on April 20, 2005. Pursuant to the terms of the 2009 Debentures as amended by the supplemental indenture, TFM called for redemption of its remaining outstanding 2009 Debentures that were not tendered in TFM’s previously announced tender offer and on April 29, 2005, paid an aggregate of $60.0 million, including principal and interest, to the holders of such 2009 Debentures to complete the redemption of all of such remaining outstanding 2009 Debentures.

On April 18, 2005, TFM entered into a first waiver and amendment (the “Waiver and Amendment”) to its amended and restated credit agreement with the banks which are a party thereto and J.P. Morgan Chase Bank, N.A., as administrative agent. The Waiver and Amendment allowed TFM to issue $460.0 million principal amount of its 9 3/8% Senior Notes due 2012, (the “9 3/8% Notes”), in a principal amount in excess of the principal amount of 2009 Debentures outstanding and to use the amount of proceeds from the private placement of the 9 3/8% Notes in excess of the principal amount of the 2009 Debentures outstanding to pay accrued and unpaid interest on the 2009 Debentures repurchased or redeemed, to pay the fees of the underwriter associated with the issuance of the 9 3/8% Notes, as well as the tender offer for the 2009 Debentures, to pay the premium related to the tender offer and to pay certain other expenses relating to the tender offer and issuance of the 9 3/8% Notes. The Waiver and Amendment also amends the amended and restated credit agreement to allow TFM to borrow up to $25 million from KCS on a fully subordinated basis.

Costs of $3.9 million were incurred relating to the consent solicitation and waiver and are included as debt retirement cost on the income statement.

10.	Loss of Foreign Private Issuer Status for Grupo TFM. KCS acquired a controlling interest in Grupo TFM effective April 1, 2005. As a consequence of this change in control, Grupo TFM has ceased to qualify as a foreign private issuer for purposes of our reporting obligations to the SEC. Accordingly, Grupo TFM has begun filing current reports on From 8-K, and will begin filing quarterly reports on Form 10-Q (beginning with respect to the second fiscal quarter of 2005) and annual reports on Form 10-K (beginning with respect to fiscal year 2005).

11.	Stock Options and Other Stock Plans. Proceeds received from the exercise of stock options and tax benefits or subscriptions are credited to the appropriate capital accounts in the period they are exercised.

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

If KCS had measured compensation cost for the KCS stock options granted to its employees and shares subscribed by its employees under the ESPP, under the fair value based method prescribed by SFAS 123, net income and earnings per share would have been as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income (loss) (in millions):
As reported	$(25.1)	$9.2	$(17.0)	$12.6
Total stock-based compensation expense determined under fair value method, net of income taxes	(0.3)	(0.4)	(0.4)	(0.9)

Pro forma	$(25.4)	$8.8	$(17.4)	$11.7
Earnings (loss) per Basic share:
As reported	$(0.33)	$0.11	$(0.29)	$0.13
Pro forma	$(0.33)	$0.11	$(0.29)	$0.12
Earnings (loss) per Diluted share:
As reported	$(0.33)	$0.11	$(0.29)	$0.13
Pro forma	$(0.33)	$0.10	$(0.29)	$0.12

Restricted Stock. The Kansas City Southern 1991 Amended and Restated Stock Option and Performance Award Plan provides for the granting of restricted stock awards to officers and other designated employees. These awards are subject to forfeiture if employment terminates during the vesting period, which is generally five years for employees and one year for directors. For the six months ended June 30, 2005, 274,591 restricted shares were granted at a weighted-average fair value of $19.39 per share. The value of restricted shares is amortized to expense over the vesting period. For the six-months ended June 30, 2005, the Company expensed $0.5 million related to restricted stock compensation earned.

12.	Commitments and Contingencies. The Company has had no significant changes in its outstanding litigation or other commitments and contingencies from that previously reported in Note 9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, except as described in the following paragraphs:

Mexican Government’s Put Rights With Respect to TFM Stock. Under the terms of the January 31, 1997 share purchase agreement through which Grupo TFM agreed to purchase the shares of TFM, as amended by the parties on June 9, 1997 (the “TFM Share Purchase Agreement”), the Mexican government has the right to compel the purchase of its 20% interest in TFM (referred to as the “Put”) by Grupo TFM following its compliance with the terms and conditions of the TFM Share Purchase Agreement. Upon exercise of the Put in accordance with the terms of the TFM Share Purchase Agreement, Grupo TFM would be obligated to purchase the TFM capital stock at the initial share price paid by Grupo TFM adjusted for interest and inflation. Prior to October 30, 2003, Grupo TFM filed suit in the Federal District Court of Mexico City seeking, among other things, a declaratory judgment interpreting whether Grupo TFM was obligated to honor its obligation under the TFM Share Purchase Agreement, as the Mexican government had not made any effort to sell the TFM shares subject to the Put prior to October 31, 2003. In its suit, Grupo TFM named TMM and KCS as additional interested parties. The Mexican court has admitted Grupo TFM’s complaint, Grupo TFM also filed a suit seeking constitutional protection against the Mexican government exercising the Put, and that court issued an injunction that blocked the Mexican government from exercising the Put. The Mexican government provided Grupo TFM with notice of its intention to sell its interest in TFM on October 30, 2003. Grupo TFM has responded to the Mexican government’s notice reaffirming its right and interest in purchasing the Mexican government’s remaining interest in TFM, but also advising the Mexican government that it would not take any action until its lawsuit seeking a declaratory judgment was resolved. KCS management believes it is unlikely that the Mexican government will seek to exercise the Put until the litigation is resolved. On completion of the Acquisition, KCS assumed TMM’s rights and obligations to make any payment upon the exercise by the Mexican government of the Put and indemnified TMM and its affiliates, and their respective officers, directors, employees and shareholders, against obligations or liabilities relating thereto. If KCS had been required to purchase this interest as of June 30, 2005, the total purchase price would have been approximately $520.0 million.

Commercial Suit. On December 3, 2004, the Mexican government filed a commercial lawsuit against TFM, Grupo TFM, TMM and KCS with a Mexican federal civil court. In the lawsuit, the Mexican government has requested a finding from the court as to whether the defendants had complied with all of their legal obligations arising out of the process of privatization of the Mexican National Railway (Ferrocarriles Nacionales de Mexico), in particular, those related to the purchase by Grupo TFM of the 20% limited voting stock that the Mexican government holds in TFM (the “Put shares”). The court initially refused to accept all of the claims asserted by the Mexican government, but an Appellate Court found that all of the Mexican government’s allegations should have been admitted for trial, and ordered the trial court to admit and serve the Mexican government’s original petition. The Appellate Court rejected the Mexican government’s request to provisionally attach the VAT certificate and any replacement certificate the Mexican Federal Treasury may issue in the future. The Court initially ruled that the Mexican government could effect service of process on KCS by delivering the complaint to TMM’s offices. TFM, Grupo TFM and TMM appealed the resolution of the trial court. The appeal was resolved by the Federal Court, which ruled that KCS must be served at its corporate offices in the United States. The trial court entered an order consistent with the instructions of the Appellate Court, and ordered the Mexican government to serve each of the defendants with the original petition. The Mexican government appealed the trial court’s new resolution, and that appeal is still pending.

We believe that this suit is without merit and that TFM, Grupo TFM, TMM and KCS have fully satisfied their legal obligations relating to the privatization of TFM. However, there can be no assurance that we or the other defendants will prevail. In the event that the Mexican government prevails and no further right of appeal is available to or exercised by the defendants, KCS could be obligated to purchase the Put shares at the price established in the 1997 TFM Share Purchase Agreement, and to pay the Mexican government damages for failing to comply with the Put obligation in accordance with the terms of that Agreement.

Value Added Tax (“VAT”) Lawsuit and VAT Contingency Payment under the Acquisition Agreement. The VAT lawsuit (“VAT Claim”) arose out of the Mexican Federal Treasury’s delivery of a VAT credit certificate to a Mexican governmental agency rather than to TFM in 1997. The face value of the VAT credit at issue is 2,111,111,790 pesos or approximately $196.0 million in US dollars, based on current exchange rates. The amount of the VAT refund will, in accordance with Mexican law, reflect the face value of the VAT credit adjusted for inflation and interest from 1997.

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

On June 21, 2005 the Mexican Government filed an additional appeal seeking the Mexican Federal Appellate Court’s review of the written order issued by the Mexican Fiscal Court on February 18, 2005 in order to determine whether the Mexican Fiscal Court had properly carried out the November 24, 2004 decision of the Mexican Federal Appellate Court. The Company believes that the appeal lacks merit and that it cannot modify in any way the prior order of the Mexican Federal Appellate Court, but its effect has been to delay the issuance of the new Special Certificate until the appeal is resolved.

Under the Acquisition Agreement, in the event of the Final Resolution of the VAT Claim and Put (as such term is defined in the Acquisition Agreement), KCS will be obligated to pay to TMM the VAT Contingency Payment of up to $110 million, payable in a combination of cash and KCS common stock, or at KCS’s election, in KCS common stock. KCS continues discussions with the Mexican government to resolve the outstanding disputes between the parties, however the outcome continues to be uncertain.

1997 Tax Audit Summary. TFM was served on January 20, 2004 with an official letter notifying TFM of the Mexican government’s preliminary findings and conclusions arising from its tax audit of TFM’s 1997 tax returns (“Tax Audit Summary”). In the Tax Audit Summary, the Mexican government notified TFM of its preliminary conclusion that the documentation provided by TFM in support of the VAT refund claim and depreciation of the TFM concession title, and the assets reported on TFM’s 1997 tax return do not comply with the formalities required by the applicable tax legislation. In addition, the Mexican government attached the Special Certificate pending resolution of the audit. TFM has advised that it has, within the time allowed by the Tax Audit Summary, contested the conclusions of the Mexican tax authorities. On March 16, 2005, TFM was notified by the Mexican Fiscal Administration Service (“Servicio de Administracion Tributaria” or the “SAT”) that it had finished its audit of TFM’s 1997 tax returns. In the notice, the SAT affirmed its preliminary findings described above and continued the attachment of the Special Certificate. The SAT has not yet assessed any penalties or taxes against TFM as a result of the audit. KCS continues discussions with the Mexican government to resolve the outstanding disputes between the parties; however the outcome continues to be uncertain.

Concession Duty. Under the concession, the Mexican government has the right to receive a payment from Grupo TFM equivalent to 0.5% of the gross revenue during the first 15 years of the concession period and 1.25% during the remaining years of the concession period. For the year ended December 31, 2004 the concession duty expense amounted to $3.3 million, and for the six months ended on June 30, 2005 to $1.9 million, which was recorded as an operating expense.

Insurance Coverage. The Company has established its personal injury and casualty reserves based on an assumption that it would have the benefit of insurance under existing policies for any liability above the applicable self-insured retention. With respect to certain claims that present substantial risk of losses in excess of the Company’s self-insured retention limit, the Company’s insurance carriers have challenged their obligation to provide coverage. Several of those insurers have filed a declaratory judgment lawsuit in Vermont federal court to determine their obligations. The Company has answered and filed counterclaims to establish its right to coverage. The Company presently believes that it has a strong basis to prevail in its position that it remains entitled to insurance coverage on the claims in question, and that it is probable that its position will be sustained. However, in the event the Company is unsuccessful in the litigation with the insurance carriers, the Company would likely incur additional costs in settling the related personal injury and casualty claims. While the Company is not presently able to reliably estimate such amounts, those additional costs could be material. The accompanying financial statements do not include any accruals related to such possible additional costs.

13.	Other Post Employment Benefits. The Company provides certain medical, life and other post employment benefits other than pensions to its retirees. The medical and life plans are available to employees not covered under collective bargaining arrangements, who have attained age 60 and rendered ten years of service. Individuals employed as of December 31, 1992 were excluded from a specific service requirement. The medical plan is contributory and provides benefits for retirees, their covered dependents and beneficiaries. The medical plan provides for an annual adjustment of retiree contributions, and also contains, depending on the plan coverage selected, certain deductibles, co-payments, coinsurance and coordination with Medicare. The life insurance plan is non-contributory and covers retirees only. The Company’s policy, in most cases, is to fund benefits payable under these plans as the obligations become due. However, certain plan assets (money market funds held by a life insurance company) exist with respect to life insurance benefits. A life insurance company holds these assets and the Company receives an investment return on these assets based on the six-month Treasury Bill rate plus 25 basis points.

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

Based upon current regulations, the KCS plans are actuarially equivalent to Medicare part D benefits; however, provisions within the plans contain retiree cost-sharing features which make any potential benefit to KCS from the subsidy entitlement unlikely to be material.

Net periodic post employment benefit cost included the following components (in millions):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Service cost	$—	$0.1	$0.1	$0.2
Interest cost	0.1	0.1	0.2	0.2
Expected return on plan assets	—	—	—	—

Net periodic postretirement benefit cost	$0.1	$0.2	$0.3	$0.4

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

14.	Business Segments. KCS reports financial information regarding its reportable operating segments on a basis consistent with that used internally for evaluating segment operating performance and allocating resources to segments. The Company manages the segments separately since each require different operating and marketing strategies and evaluates performance primarily on operating income.

KCS has two reportable segments, domestic rail operations (which includes corporate expenses) and international rail operations. Appropriate eliminations of revenue and expenses are recorded in deriving consolidated data. Domestic operations consists of KCSR, Mexrail, and Tex-Mex. International operations consist of Grupo TFM and Arrendadora TFM. Each of these segments are supported by separate executive management, separate boards of directors, operate and serve different geographical regions, and are subject to different customs, laws, and tax regulations.
The following table summarizes the Company’s operations by business segment. The three months ended June 30, 2005 represents the first quarter after the acquisition of control of Grupo TFM. Additionally, prior year amounts for Grupo TFM and Arrendadora TFM are not provided as these entities were not under the common control of KCS and accordingly, were not managed as a segment at the time.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Segment Revenues
Domestic	$197.0	$153.9	$395.2	$301.7
International	184.1	—	184.1	—

Consolidated revenues	$381.1	$153.9	$579.3	$301.7

Segment operating income (loss)
Domestic operating income (loss)	$17.8	$19.5	$42.6	$36.9
International operating income (loss)	(26.1)	—	(26.1)	—

Consolidated operating income (loss)	$(8.3)	$19.5	$16.5	$36.9

Consolidated net income (loss)	$(25.1)	$9.2	$(17.0)	$12.6

As of June 30, 2005
Assets: Domestic				$1,897.5
International				2,401.8

Total Assets				$4,299.3

15.	New Accounting Pronouncements.
SFAS 123R
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 (Revised), “Share-Based Payments” (“SFAS 123R”), which was initially effective for the first fiscal period ending after June 15, 2005. Under SFAS 123R, the Company will be required to measure the cost of employee service received in exchange for awards of stock options based upon the fair value of the options as of their grant date. The cost of the employee service will be recognized as compensation cost ratably over the option vesting period. Currently, the Company recognizes compensation expense pursuant to APB 25, whereby compensation expense is recognized to the extent that an option price is less than the market price of the stock at the date of the grant (the “Intrinsic Value”). Because KCS’s practice is to set the option exercise price equal to the market price of the stock as of the date of the grant, no compensation expense is recognized for financial reporting purposes. SFAS 123R allows the use of either the Black-Scholes or a lattice option-pricing model to calculate the fair value of options. SFAS 123R allows either a Modified Prospective Application, which applies to new awards and modified awards after the effective date, and to any unvested awards as service is rendered on or after the effective date, or a Modified Retrospective Application, which would apply to all prior years for which SFAS 123 was effective. Currently, the Company is evaluating these adoption alternatives and expects to complete this evaluation during the fourth quarter of 2005. Using the Black-Scholes method, the expense related to share-based compensation would have been $0.3 million and $0.4 million for the quarters ended June 30, 2005 and 2004, respectively. The impact on future operating results will be dependent on the type and extent of stock-based compensation to be granted as determined by the Company’s Compensation Committee and cannot be determined at this time. Effective April 21, 2005, SFAS 123R was amended to change the effective date to the first interim or annual reporting period of the registrant’s first fiscal year beginning after June 15, 2005. Accordingly, the Company anticipates implementing SFAS 123R during the first quarter of 2006.
Conditional Asset Retirement Obligations
In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — and interpretation of FASB Statement No. 143. This Interpretation clarifies that the term conditional asset retirement obligation, as used in FASB Statement No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing or method of settlement, or both, are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The Company is assessing the impact of the interpretation on its financial statements. The Interpretation will require the recording of a cumulative effect of a change in accounting principle in the fourth quarter of 2005, if applicable.
16.	Transactions with Affiliates. On June 1, 2005, Southern Capital, a 50% owned joint venture investment of the Company, completed the sale of 77 locomotives to KCSR. These locomotives had previously been leased to KCSR under a single lease agreement, which contained an option for KCSR to purchase the locomotives. Upon the expiration of this lease on June 1, 2005, KCSR exercised its option and purchased the locomotives for $16.5 million resulting in a gain to Southern Capital of approximately $7.7 million. This gain has been recognized by Southern Capital. The Company accounts for its investment in Southern Capital under the equity method of accounting. Accordingly, the Company has deferred recognition of its portion of the gain of approximately $3.9 million and is amortizing this gain into income as a reduction to depreciation expense over the depreciable lives of the locomotives.
17.	Condensed Consolidating Financial Information. KCSR has outstanding $200 million of 9 1/2% Senior Notes due 2008 and $200 million of 7 1/2% Senior Notes due 2009. Both of these note issues are unsecured obligations of KCSR, however, they are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by KCS and certain of the subsidiaries (all of which are wholly-owned) within the KCS consolidated group. Both TFM and Mexrail are non-guarantor subsidiaries. These notes were registered with the SEC and issued in exchange for privately placed notes having substantially identical terms and associated guarantees to the respective exchange note issues. All of the privately placed senior notes for each issue were exchanged for $200 million of registered exchange notes for each respective note issue.
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

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Six months ended June 30, 2005 (dollars in millions)
				Non-
			Guarantor	Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS
Revenues	$—	$357.7	$9.7	$226.2	$(14.3)	$579.3
Operating expenses	9.0	302.5	9.3	256.3	(14.3)	562.8

Operating income (loss)	(9.0)	55.2	0.4	(30.1)	—	16.5

Equity in net earnings (losses) of unconsolidated affiliates and subsidiaries	(11.5)	(0.4)	—	(2.1)	13.4	(0.6)
Interest expense	(0.9)	(25.8)	(0.2)	(25.0)	0.9	(51.0)
Debt retirement costs	—	—	—	(3.9)	—	(3.9)
Exchange gain				4.3	—	4.3
Other income	1.9	3.3	—	2.7	(0.8)	7.1

Income (loss) before income taxes and minority interest	(19.5)	32.3	0.2	(54.1)	13.5	(27.6)
Income tax provision (benefit)	(2.5)	12.0	—	(2.3)	—	7.2

Income before minority interest	(17.0)	20.3	0.2	(51.8)	13.5	(34.8)
Minority interest	—	—	—	(17.8)	—	(17.8)

Net income (loss)	$(17.0)	$20.3	$0.2	$(34.0)	$13.5	$(17.0)

	Six months ended June 30, 2004 (dollars in millions)
				Non-
		Subsidiary	Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Issuer	Subsidiaries	Subsidiaries	Adjustments	KCS
Revenues	$—	$299.7	$10.6	$6.7	$(15.3)	$301.7
Operating expenses	7.0	256.0	10.2	6.9	(15.3)	264.8

Operating income (loss)	(7.0)	43.7	0.4	(0.2)	—	36.9

Equity in net earnings (losses) of Unconsolidated affiliates and Subsidiaries	17.3	4.6	—	3.9	(21.2)	4.6
Interest expense	(0.3)	(21.4)	(0.2)	—	0.2	(21.7)
Debt retirement costs	—	(4.2)	—	—	—	(4.2)
Other income	0.1	2.6	0.1	0.6	(0.2)	3.2

Income (loss) before income taxes	10.1	25.3	0.3	4.3	(21.2)	18.8
Income tax provision (benefit)	(2.5)	8.5	0.1	0.1	—	6.2

Net income (loss)	$12.6	$16.8	$0.2	$4.2	$(21.2)	$12.6

CONDENSED CONSOLIDATING BALANCE SHEETS

	As of June 30, 2005 (dollars in millions)
				Non-
			Guarantor	Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS
ASSETS
Current assets	$3.2	$222.7	$14.9	$274.1	$(58.9)	$456.0
Investments	1,489.4	421.3	—	432.2	(2,286.5)	56.4
Properties, net	0.1	1,448.0	3.7	691.0	(0.1)	2,142.7
Concession rights	—	—	—	1,418.4	—	1,418.4
Intangibles and other assets	10.8	26.1	3.3	199.6	(14.0)	225.8

Total assets	$1,503.5	$2,118.1	$21.9	$3,015.3	$(2,359.5)	$4,299.3

LIABILITIES AND EQUITY
Current liabilities	$99.9	$115.0	$1.1	$320.1	$(55.2)	$480.9
Long-term debt	0.2	653.0	0.7	825.2	—	1,479.1
Payable to affiliates	26.5	—	0.7	2.9	(30.1)	—
Deferred income taxes	12.5	431.4	0.4	8.6	(14.2)	438.7
Other liabilities	51.3	61.6	10.7	206.1	—	329.8
Minority interest	—	—	—	256.9	—	256.9
Stockholders’ equity	1,313.1	857.1	8.3	1,395.5	(2,260.0)	1,314.0

Total liabilities and equity	$1,503.5	$2,118.1	$21.9	$3,015.3	$(2,359.5)	$4,299.3

	As of December 31, 2004 (dollars in millions)
				Non
			Guarantor	Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS
ASSETS
Current assets	$13.7	$231.9	$12.5	$13.2	$(17.7)	$253.6
Investments	878.6	436.5	—	420.1	(1,250.3)	484.9
Properties, net	0.2	1,420.0	3.8	—	—	1,424.0
Restricted funds – consulting fees	200.0	—	—	—	—	200.0
Goodwill and other assets	51.9	26.2	1.7	11.0	(12.7)	78.1

Total assets	$1,144.4	$2,114.6	$18.0	$444.3	$(1,280.7)	$2,440.6

LIABILITIES AND EQUITY
Current liabilities	$79.0	$143.1	$1.8	$39.6	$(17.7)	$245.8
Long-term debt	0.2	654.9	0.7	—	—	655.8
Payable to affiliates	17.1	—	0.7	—	(17.8)	—
Deferred income taxes	19.7	422.3	0.2	1.4	(12.7)	430.9
Other liabilities	3.9	57.8	6.5	15.4	—	83.6
Stockholders’ equity	1,024.5	836.5	8.1	387.9	(1,232.5)	1,024.5

Total liabilities and equity	$1,144.4	$2,114.6	$18.0	$444.3	$(1,280.7)	$2,440.6

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six months ended June 30, 2005 (dollars in millions)
				Non-
			Guarantor	Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS
Net cash flows provided by (used for) operating activities:
Excluding intercompany activity	$—	$29.4	$3.1	$0.3	$—	$32.8
Intercompany activity	5.9	(9.1)	(3.1)	6.3	—	—

Net cash flows provided by (used for) operating activities:	$5.9	$20.3	$—	$6.6	$—	$32.8

Investing activities:
Property additions	—	(56.4)	(0.2)	(10.5)	—	(67.1)
Proceeds from disposal of property	—	0.3	—	0.2	—	0.5
Investments in and loans to affiliates	(5.5)	(3.8)	—	(11.4)	10.6	(10.1)
Acquisition Costs	(8.0)	—	—	—	—	(8.0)
Cash acquired from Mexrail	—	—	—	3.0	—	3.0
Cash acquired from Grupo TFM	—	—	—	5.5	—	5.5
Repayment of loans to affiliates	—	—	—	5.3	(5.3)	—
Other, net	—	1.6	—	0.2	0.1	1.9

Net	(13.5)	(58.3)	(0.2)	(7.7)	5.4	(74.3)

Financing activities:
Proceeds from issuance of long-term debt	—	62.0	—	460.0	—	522.0
Repayment of long-term debt	(1.0)	(28.9)	—	(443.6)	—	(473.5)
Capital contribution	—	—	—	5.5	(5.5)	—
Proceeds from loans from affiliates	5.2	—	—	—	(5.2)	—
Repayment of loans from affiliates	(5.3)	—	—	—	5.3	—
Debt issuance costs	—	(2.4)	—	(0.4)	—	(2.8)
Proceeds from stock plans	3.4	—	—	—	—	3.4
Cash dividends paid	(4.4)	—	—	—	—	(4.4)

Net	(2.1)	30.7	—	21.5	(5.4)	44.7

Cash and cash equivalents:
Net increase (decrease)	(9.7)	(7.3)	(0.2)	20.4	—	3.2
At beginning of period	10.5	27.5	0.2	0.4	—	38.6

At end of period	$0.8	$20.2	$—	$20.8	$—	$41.8

	Six months ended June 30, 2004 (dollars in millions)
				Non-
		Subsidiary	Guarantor	Guarantor	Consolidating	Consolidated
	Parent	Issuer	Subsidiaries	Subsidiaries	Adjustments	KCS
Net cash flows provided by (used for) operating activities:	$(28.1)	$75.8	$0.7	$4.6	$(2.7)	$50.3

Investing activities:
Property acquisitions	(0.5)	(65.6)	(0.2)	—	—	(66.3)
Proceeds from disposal of property	—	1.9	—	—	—	1.9
Investments in and loans to affiliates	—	(3.2)	—	(8.1)	6.5	(4.8)
Acquisition Costs	—					—
Other, net	(3.5)	(4.1)	(0.1)	2.4	0.3	(5.0)

Net	(4.0)	(71.0)	(0.3)	(5.7)	6.8	(74.2)

Financing activities:
Proceeds from issuance of long-term debt	—	150.0	—	—	—	150.0
Repayment of long-term debt	—	(99.6)	(1.0)	—	—	(100.6)
Proceeds from loans from affiliates	6.5	—	—	—	(6.5)	—
Debt issuance costs	—	(2.9)	—	—	—	(2.9)
Proceeds from stock plans	2.9		—	—	—	2.9
Cash dividends paid	(4.4)	—	—	—	—	(4.4)
Other, net	(2.4)	—	—	—	2.4	—

Net	2.6	47.7	(1.0)	—	(4.1)	45.0

Cash and cash equivalents:
Net increase (decrease)	(29.5)	52.3	(0.6)	(1.1)	—	21.1
At beginning of period	39.9	94.0	0.1	1.4	—	135.4

At end of period	$10.4	$146.3	$(0.5)	$0.3	$—	$156.5

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
Corporate Overview
KCS, a Delaware corporation, is a holding company with principal subsidiaries and affiliates including the following:
•	The Kansas City Southern Railway Company (“KCSR”), a wholly-owned subsidiary;

•	Mexrail, Inc. (“Mexrail”), a wholly-owned consolidated affiliate; Mexrail owns 100% of the Texas-Mexican Railway Company (“Tex-Mex”);

•	Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. (“Grupo TFM”), a 95.1% effectively owned subsidiary, which owns 80% of the total capital stock of TFM, S.A. de C.V. (“TFM”) and 100% of the stock of TFM entitled to full voting rights. TFM owns 98% of Arrendadora TFM, S.A. de C.V. (“Arrendadora TFM”), with the remaing 2% owned by Grupo TFM. Arrendadora TFM was incorporated on September 27, 2002 under the Mexican Law regulations and its only operation is the leasing to TFM of the locomotives and cars acquired through the privatization and subsequently transferred to Arrendadora TFM by TFM (locomotives in 2002 and cars in 2003.) TFM owns 49% of Mexrail. On April 1, 2005 KCS completed its acquisition of control of Grupo TFM and as of that date, Grupo TFM became a consolidated subsidiary of KCS. For the first quarter of 2005, pending completion of the acquisition, KCS accounted for its investment in Grupo TFM on the equity basis of accounting.

•	Southern Capital Corporation, LLC (“Southern Capital”), a 50% owned unconsolidated affiliate that leases locomotive and rail equipment to KCSR;

•	Panama Canal Railway Company (“PCRC”), an unconsolidated affiliate of which KCSR owns 50% of the common stock. PCRC owns all of the common stock of Panarail Tourism Company (“Panarail”).
KCS, as the holding company, supplies its various subsidiaries with managerial, legal, tax, financial and accounting services, in addition to managing other “non-operating” investments.
EXECUTIVE SUMMARY
Overview
During the first quarter of 2005, we operated under one reportable business segment in the rail transportation industry. Beginning in the second quarter of 2005 with the acquisition of a controlling interest in Grupo TFM, we began operating under two reportable business segments, which are defined geographically as domestic and international. Domestic rail operations consist primarily of KCSR and Mexrail while international rail operations includes primarily Grupo TFM. KCSR, our principal subsidiary within our domestic segment, is the smallest of the Class I railroads. In both the domestic segment and international segments, we generate our revenues and cash flows by providing our customers with freight delivery services both within our regions, and throughout the United States, Mexico and Canada through connections with other Class I rail carriers. Our customers conduct business in a number of different industries, including electric-generating utilities, chemical and petroleum products, paper and forest products, agriculture and mineral products, automotive products and intermodal transportation.
We use our cash flows to support our operations and invest in our infrastructure. The rail industry is a capital-intensive industry, and our capital expenditures are a significant use of cash each year. For the six months ended June 30, 2005, consolidated capital expenditures were approximately $67.1 million and are projected to be approximately $175 million during the remainder of 2005. A more detailed discussion of capital expenditures is found in the “Liquidity and Capital Resources” section below.
For the first quarter of 2005, Grupo TFM was an unconsolidated affiliate, and we used the equity method of accounting to recognize our proportionate share of Grupo TFM’s earnings. As further described in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2004 (“2004 Form 10-K”), on December 15, 2004, KCS entered into the Amended and Restated Acquisition Agreement (the “Acquisition Agreement”) with Grupo TMM, S.A. (“TMM”) and other parties under which KCS ultimately acquired control of TFM through the purchase of TMM’s shares of Grupo TFM (the “Acquisition”). Grupo TFM holds an 80% economic interest in TFM and all of the shares of stock with full voting rights of TFM. The remaining 20% economic interest in TFM is owned by the Mexican government in the form of shares with limited voting rights. The Mexican government has certain limited put rights with respect to its TFM shares as discussed in Part II, Item 7 of our 2004 Form 10-K. On March 29, 2005, at a special meeting of the KCS shareholders, approval of the issuance of shares of KCS common stock in connection with the Acquisition was received and closing was completed on April 1, 2005. Accordingly, beginning in the second quarter of 2005, KCS began including the operating revenues and expenses of Grupo TFM in its consolidated financial statements.
Effective January 1, 2005, the financial results of Mexrail were consolidated into KCS as a result of the Surface Transportation Board’s approval of the Company’s application for authority to control KCSR, the Gateway Eastern Railway Company and Tex-Mex. This approval became effective on December 29, 2004 and shares representing 51% ownership of Mexrail were transferred from a trust by the trustee to KCS on January 1, 2005. An evaluation of the fair value of the assets and liabilities of Mexrail was completed in the first quarter of 2005 and the financial results of Mexrail have been consolidated into the consolidated financial statements of KCS.
Operating Segments
Operating units that are reported as segments include domestic rail operations and international rail operations. Appropriate eliminations of revenue and reclassifications of operating revenues and expenses have been recorded in deriving consolidated data. Domestic operations consists of KCSR and Tex-Mex. International operations consist of Grupo TFM and Arrendadora TFM. Each of these segments are supported by separate executive management, operate and serve different geographical regions, and are subject to different customs, laws, and tax regulations.
Second Quarter Analysis
Consolidated operating income for KCS for the second quarter 2005 decreased $27.8 million compared to the second quarter of 2004 resulting in a net loss of $25.1 million compared to net income of $9.2 million in the same quarter of 2004. The second quarter of 2005 represents the first quarter after the acquisition of control of Grupo TFM. The most significant component impacting operating income relates to costs and charges of $35.6 million related to the write off of deferred statutory employee profit sharing assets as a result of recent legal rulings in Mexico. Other factors impacting consolidated operating income for the quarter were an increase in revenues of $227.2 million (of which $184.1 million was related to the Grupo TFM acquisition and $17.3 was related to the Mexrail acquisition) to $381.1 versus $153.9 million in the second quarter of 2004. This increase in revenues was partially offset by an increase in operating expenses of $255.0 million. Compared to the second quarter of 2004, domestic rail revenue increased in all commodity groups. In addition to the acquisition of control of Grupo TFM and Mexrail, revenue growth for the second quarter of 2005 continued to be driven by three factors: increased volume, targeted rate increases and increased fuel surcharges to help offset rising fuel prices. Volume increases being experienced by KCS are indicative of increased industrial production related to an improving North American economy.

Consolidated operating costs increased consistent with the traffic growth experienced during the first quarter of 2005, as evidenced by increases in fuel costs related to rising prices, as well as increased consumption, compensation and benefits and equipment costs. Equipment costs increased consistent with traffic growth and in addition to factors related to increased volume. Compensation and benefits costs were increased by increased crew starts, additional headcount and wage increases in collective bargaining agreements.
Excluding equity in earnings from Grupo TFM, equity in net earnings from unconsolidated subsidiaries improved substantially in the second quarter of 2005 compared to the second quarter of 2004. This improvement was the result of equity in earnings from our investment in the Mexico City Terminal Railway operation through Grupo TFM, as well as improved operating results at PCRC. PCRC recorded its first $1.0 million freight revenue month. Freight traffic has grown steadily at PCRC during the second quarter of 2005 with container volumes approaching 1,900 versus approximately 700 in the same quarter of 2004.
2005 Outlook
For the remainder of 2005, we believe that the current trend of a strengthening North American economy will continue to drive improvements and gains in our operating income. Effective with the KCS acquisition of control of Mexrail on January 1, 2005 and of Grupo TFM on April 1, 2005, their financial results are being consolidated into KCS.
By combining KCSR, Grupo TFM and Tex-Mex under the common control of KCS, we believe KCS will be a stronger, more competitive railway network with improved operating efficiencies resulting from common control and ownership. Further, we believe that common control of these railroads will enhance competition and give shippers a stronger transportation alternative in moving goods between the United States, Mexico and Canada. As a result of the combination, however, factors that affect the Mexican economy and business climate, such as foreign exchange rates, tax laws and inflation, will directly impact the consolidated results of KCS. Due to their variability, we are unable to predict the impact of such factors on KCS’s consolidated results.
For the remainder of 2005, we expect an improving North American economy to continue to drive higher demand for rail transportation services. With certain exceptions, we expect increases in variable operating expenses to be proportionate to revenue activities. Gains in operating efficiencies are expected to continue to be realized as a result of continued utilization of the data available from our transportation operating system, Management Control System (“MCS’’), and implementation of this system in Mexico. Fuel prices are expected to fluctuate with market conditions and will continue to have a significant impact on our operating expenses. For the remainder of 2005, we have less than 2% of our projected consolidated volume hedged through fuel swaps. In 2005, we expect fuel surcharges to continue to be the primary hedge against fuel price volatility. In 2004, we began purchasing a significant amount of our fuel through a pipeline system which has resulted in improved fuel source stability. Insurance costs are expected to increase commensurate with market conditions.
RECENT DEVELOPMENTS
Tex-Mex enters into Loan Agreement. On July 13, 2005, Tex-Mex entered into an agreement with the Federal Railroad Administration (“FRA”) with an effective date of June 28, 2005 to borrow $50.0 million to b used for safety and infrastructure improvements. These improvements are expected to increase efficiency and capacity in order to accommodate growing freight rail traffic related to the NAFTA corridor. Tex-Mex drew the first $10.0 million on July 13, 2005 to apply to capital projects currently in progress. The loan is being made under the Railroad Rehabilitation and Improvement Financing Program (RRIF) administered by the FRA. The loan is guaranteed by Mexrail, who has issued a Pledge Agreement in favor of the lender equal to the gross revenues earned by Mexrail on per-car fees charged for traffic crossing the International Rail Bridge located in Laredo, Texas.
KCSR Branch Line Lease Agreement. On July 20, 2005, KCSR and Watco Companies announced the lease of five of KCSR’s branch lines in Oklahoma, Arkansas, Louisiana and Alabama to three subsidiary railroads of Watco, a shortline railroad company. These lease agreements are for a period of ten years, subject to earlier termination in accordance with the terms of the applicable lease agreement. The lease agreements are renewable for an additional ten years upon mutual agreement by KCS and the applicable lessee. Under each of these agreements, the lessee has agreed to pay KCS rent annually for the leased property in an amount based on the lessee’s revenue derived from the leased property that is received from traffic interchanged to carriers other than KCS for the annual period for which the lease amounts are due. Under the lease agreements, these branch lines will continue to receive rail service, but from the three railroads owned by Watco instead of KCSR. KCSR will continue to bill the revenue and pay a per car fee to Watco for the services provided.

KCSR Completes Successful Consent Solicitation. On June 10, 2005, KCSR completed the successful solicitation of consents to amend the indentures, as supplemented where applicable, under which KCSR’s outstanding 9 1/2% Senior Notes due 2008 and outstanding 7 1/2% Senior Notes due 2009 were issued. KCSR received the requisite consents from a majority of the outstanding aggregate principal amount of each series of Notes.
Upon the terms and subject to the conditions set forth in the Consent Solicitation Statement dated May 11, 2005 and as thereafter amended, KCSR, KCS, the other note guarantors, and the trustee under each of the indentures, respectively, signed supplemental indentures with respect to each such series of Notes to permit KCS, GTFM, and TFM to effect a settlement of certain disputes among TFM, Grupo TFM, and the Mexican government. KCS is unable to predict when or if a settlement of these disputes will be consummated.
TFM Completes Note Tender Offer and Consent Solicitation. On April 1, 2005, TFM commenced a cash tender offer for any and all outstanding $443.5 million aggregate principal amount of 11.75% Senior Discount Debentures due 2009 (the “2009 Debentures”) on the terms and subject to the conditions set forth in TFM’s Offer to Purchase and Consent Solicitation Statement dated April 1, 2005. TFM also solicited consents for amendments to the indenture under which the 2009 Debentures were issued. Holders who tendered their 2009 Debentures were required to consent to the proposed amendments and holders who consented were required to tender their 2009 Debentures.
On April 14, 2005 $386.0 million principal amount of the outstanding $443.5 million principal amount of the 2009 Debentures had been tendered on or prior to the consent deadline pursuant to the consent solicitation and tender offer for the 2009 Debentures, representing approximately 87% of the outstanding 2009 Debentures. As a result of such consents and early tenders, TFM received the requisite consents to execute a supplemental indenture relating to the 2009 Debentures. As part of its tender offer for the 2009 Debentures, TFM was soliciting consents to eliminate substantially all of the restrictive covenants included in the indenture under which the 2009 Debentures were issued and to reduce the minimum prior notice period with respect to a redemption date for outstanding 2009 Debentures from 30 to 3 days. The supplemental indenture relating to the 2009 Debentures containing the proposed changes was executed by TFM and the Trustee under the indenture. TFM made payment for these 2009 Debentures pursuant to the early tender provisions of the tender offer on April 20, 2005. Pursuant to the terms of the 2009 Debentures as amended by the supplemental indenture, TFM called for redemption of its remaining outstanding 2009 Debentures that were not tendered in TFM’s previously announced tender offer and on April 29, 2005, paid an aggregate of $60.0 million, including principal and interest, to the holders of such 2009 Debentures to complete the redemption of all of such remaining outstanding 2009 Debentures.
On April 18, 2005, TFM entered into a first waiver and amendment (the “Waiver and Amendment”) to its amended and restated credit agreement with the banks which are a party thereto and J.P. Morgan Chase Bank, N.A., as administrative agent. The Waiver and Amendment allowed TFM to issue $460.0 million principal amount of its 9 3/8% Senior Notes due 2012, (the “9 3/8% Notes”), in a principal amount in excess of the principal amount of 2009 Debentures outstanding and to use the amount of proceeds from the private placement of the 9 3/8% Notes in excess of the principal amount of the 2009 Debentures outstanding to pay accrued and unpaid interest on the 2009 Debentures repurchased or redeemed, to pay the fees of the underwriter associated with the issuance of the 9 3/8% Notes as well as the tender offer for the 2009 Debentures, to pay the premium related to the tender offer and to pay certain other expenses relating to the tender offer and issuance of the 9 3/8% Notes. The Waiver and Amendment also amends the amended and restated credit agreement to allow TFM to borrow up to $25 million from KCS on a fully subordinated basis.
Loss of Foreign Private Issuer Status for Grupo TFM. KCS acquired a controlling interest in Grupo TFM effective April 1, 2005. As a consequence of this change in control, Grupo TFM has ceased to qualify as a foreign private issuer for purposes of our reporting obligations to the Securities and Exchange Commission, or SEC. Accordingly, Grupo TFM has begun filing current reports on From 8-K, and will begin filing quarterly reports on Form 10-Q (beginning with respect to the second fiscal quarter of 2005) and annual reports on Form 10-K (beginning with respect to fiscal year 2005).
RESULTS OF OPERATIONS
Net Income. Consolidated net income for the quarter ended June 30, 2005 decreased $34.3 million compared to the quarter ended June 30, 2004. This decrease was due to several factors. Domestic operating income decreased $1.7 million compared to the quarter ended June 30, 2004. The international operating segment experienced an operating loss of $26.1 million for the quarter ended June 30, 2005. Both international and consolidated results benefited from a $17.8 million allocation of the net loss to the minority shareholder. Additionally, consolidated net income, increased due to a reduction in provision for income taxes of $2.2 million.

The following table summarizes the income statement components of KCS for the quarters ended June 30, 2005 and 2004 respectively, (in millions):

	Three Months
	Ended June 30,		Change
	2005	2004	In Dollars	Percentage
Revenues	$381.1	$153.9	$227.2	147.6%
Operating expenses	389.4	134.4	255.0	189.7%

Operating income	(8.3)	19.5	(27.8)	(142.6%)
Equity in net earnings (losses) of unconsolidated affiliates	1.5	3.2	(1.7)	(53.1%)
Interest expense	(38.7)	(10.9)	(27.8)	255.0%
Debt retirement costs	(3.9)	—	(3.9)	nm %
Foreign exchange gains (losses)	4.3	—	4.3	nm %
Other income	3.8	1.7	2.1	123.5%

Income before income taxes and minority interest	(41.3)	13.5	(54.8)	(405.9%)
Income tax provision	1.6	4.3	(2.7)	(62.8%)

Income before minority interest	(42.9)	9.2	(52.1)	nm %
Minority interest	(17.8)	—	(17.8)	nm %

Net income	$(25.1)	$9.2	$(34.3)	(372.8%)

nm – not meaningful percentage change in excess of 500%
Consolidated net income for year to date ended June 30, 2005 decreased $29.6 million compared to the same period in 2004. Domestic operating income for year to date ended June 30, 2005 increased $5.7 million compared to the same period in 2004, while the international segment operating loss was $26.1 million. Other non-operating income and expenses had a net decrease of $22.6 million for the international segment. These impacts were reduced by a $17.8 million allocation of the net loss that was made to a minority shareholder.
The following table summarizes the consolidated income statement components of KCS for the year to date periods ended June 30, 2005 and 2004 respectively, (in millions):

	Six Months
	Ended June 30,		Change
	2005	2004	In Dollars	Percentage
Revenues	$579.3	$301.7	$277.6	92.0%
Operating expenses	562.8	264.8	298.0	112.5%

Operating income	16.5	36.9	(20.4)	(55.3%)
Equity in net earnings (losses) of unconsolidated affiliates	(0.6)	4.6	(5.2)	(113.0%)
Interest expense	(51.0)	(21.7)	(29.3)	135.0%
Debt retirement costs	(3.9)	(4.2)	0.3	(7.1%)
Foreign exchange gains (losses)	4.3	—	4.3	Nm %
Other income	7.1	3.2	3.9	121.9%

Income before income taxes and minority interest	(27.6)	18.8	(46.4)	(246.8%)
Income tax provision	7.2	6.2	1.0	16.1%

Income before minority interest	(34.8)	12.6	(47.4)	(376.2%)
Minority interest	(17.8)	—	(17.8)	nm %

Net income	$(17.0)	$12.6	$(29.6)	(234.9%)

nm – not meaningful percentage change in excess of 500%

Domestic Results. Revenue for our domestic segment constituted approximately 51.7% and 100% of KCS’s consolidated revenue for the quarter ended June 30, 2005 and 2004, respectively and 68.2% and 100.0% of KCS’s consolidated revenue for the year to date ended June 30, 2005 and 2004, respectively.
The following table summarizes domestic KCS revenues, including the revenues and carload statistics of KCSR and Mexrail, for the quarters ended June 30, 2005 and 2004. Certain prior year amounts have been reclassified to conform to the current year presentation.

					Carloads and
	Revenues				Intermodal Units
	(in millions)				(in thousands)
	Three Months				Three Months
	Ended June 30,		Change		Ended June 30,		Change
	2005	2004	In Dollars	Percentage	2005	2004	In Units	Percentage
General commodities:
Chemical and petroleum	$38.8	$33.8	$5.0	14.8%	43.1	37.6	5.5	14.6%
Forest products and metals	54.9	38.3	16.6	43.6%	58.9	46.5	12.4	26.7%
Agricultural and mineral	44.2	30.0	14.2	47.3%	52.7	36.6	16.1	44.0%

Total general commodities	137.9	102.1	35.8	35.1%	154.7	120.7	34.0	28.2%
Intermodal and automotive	19.9	16.5	3.4	20.1%	90.4	87.0	3.4	3.9%
Coal	27.0	23.2	3.8	16.1%	51.8	47.7	4.1	8.6%

Carload revenues and carload and intermodal units	184.8	141.8	43.0	30.3%	296.9	255.4	41.5	16.2%

Other freight revenues	0.3	2.7	(2.4)	(87.3%)
Other revenues	11.9	9.4	2.5	26.6%

Domestic revenues	$197.0	$153.9	$43.1	28.0%

The following table summarizes domestic KCS revenues, including the revenues and carload statistics of KCSR and Mexrail, for the year to date periods ended June 30, 2005 and 2004. Certain prior year amounts have been reclassified to conform to the current year presentation.

					Carloads and
	Revenues				Intermodal Units
	(in millions)				(in thousands)
	Six Months				Six Months
	Ended June 30,		Change		Ended June 30,		Change
	2005	2004	In Dollars	Percentage	2005	2004	In Units	Percentage
General commodities:
Chemical and petroleum	$78.0	$65.7	$12.3	18.7%	85.5	73.3	12.2	16.7%
Forest products and metals	106.5	75.0	31.5	42.0%	116.7	92.7	24.0	25.8%
Agricultural and mineral	89.7	60.7	29.0	47.7%	107.0	74.6	32.4	43.5%

Total general commodities	274.2	201.4	72.8	36.1%	309.2	240.6	68.6	28.5%
Intermodal and automotive	37.7	31.2	6.5	21.0%	173.3	167.7	5.6	3.4%
Coal	57.7	45.2	12.5	27.8%	112.2	96.2	16.0	16.6%

Carload revenues and carload And intermodal units	369.6	277.8	91.8	33.0%	594.7	504.5	90.2	17.9%

Other freight revenues	0.7	5.3	(4.6)	(86.7%)
Other revenues	24.9	18.6	6.3	33.8%

Domestic revenues	$395.2	$301.7	$93.5	31.0%

Domestic Revenues. For the quarter and year to date periods ended June 30, 2005, domestic revenues increased $43.1 million and $93.5 million, respectively. The Mexrail acquisition accounted for $18.0 million and $34.6 million of the increase in revenues for the quarter and year to date periods ended June 30, 2005, respectively. KCSR experienced revenue increases in all commodity groups due to a combination of higher carloadings, targeted price improvements and increased fuel surcharge revenue. Fuel surcharges accounted for $7.2 million and $15.1 million of the increase in revenues for the quarter and year to date periods ended June 30, 2005, respectively, compared to the same periods in 2004. The following discussion provides an analysis of our revenues by commodity group.
     Chemical and petroleum products. For the quarter ended June 30, 2005, domestic chemical and petroleum products experienced increases in revenues as a result of increased volumes attributed to higher production and service improvements, certain targeted rate increases and fuel surcharges. Revenues in all commodities in the chemical and petroleum product business unit also increased for the year to date period ended June 30, 2005 compared to the same period in 2004. These increases were the result of higher traffic volume from both new and existing customers, fuel surcharges, and certain targeted rate increases. The impact of the Mexrail consolidation increased revenues by $2.8 million and $5.7 million in the chemical and petroleum product commodities for the quarter and year to date ended June 30, 2005, respectively.
     Forest products and metals. Domestic forest products and metals experienced growth in all commodities within the commodity group for the quarter and year to date ended June 30, 2005 compared to the same periods in 2004. These increases were the result of improvements in traffic volume, certain targeted rate increases and fuel surcharges. For the quarter and year to date ended June 30, 2005, the consolidation of Mexrail contributed $4.4 million and $8.4 million, respectively, to forest products and metals revenue.
     Agricultural and mineral products. Domestic revenues in all commodities in the agricultural business unit increased in the quarter and year to date ended June 30, 2005. For both periods, these increases were primarily the result of targeted rate increases and fuel surcharges. Additionally, ores and minerals revenues and stone, clay and glass revenues increased in the quarter and year to date ended June 30, 2005 as a result of higher production by certain customers. Domestic grain carloads decreased, primarily due to a slowdown in equipment cycle times resulting in less equipment available for utilization. Export grain carloads decreased primarily as a result of a decrease in gulf coast export traffic. For the quarter and year to date ended June 30, 2005, the consolidation of Mexrail contributed $7.8 million and $15.2 million to agricultural and mineral products revenue, respectively.
     Intermodal and automotive. Domestic intermodal and automotive revenues for both the quarter and year to date periods ended June 30, 2005 increased compared to the same periods in 2004. Increases in intermodal revenues were primarily related to increased traffic resulting from a strengthening domestic market, as well as an expansion of traffic through additional gateways. Automotive traffic increased as a result of increased volumes from GM and Mazda. For the quarter and year to date ended June 30, 2005, the consolidation of Mexrail contributed $1.6 million and $2.8 million to intermodal and automotive products revenue, respectively.
     Coal. Increases in domestic coal revenues for the quarter and year to date ended June 30, 2005 compared to the same periods in 2004 were due primarily to the addition of two new coal movements that had been served by other railroads, certain targeted rate increases related to renegotiated contracts, as well as overall increases in carloadings and traffic volumes at certain electric generating stations as utilities increased stockpiles. Mexrail has no significant coal revenues.
The following table summarizes KCS’s domestic operating expenses for the quarters ended June 30, 2005 and 2004.

			Change
	2005	2004	In Dollars	Percentage
Compensation and benefits	$62.1	$52.2	$9.9	19.0%
Purchased services	22.9	15.4	7.5	48.7%
Fuel	28.6	14.6	14.0	95.9%
Equipment costs	14.6	11.6	3.0	25.9%
Depreciation and amortization	14.6	13.1	1.5	11.5%
Casualties and insurance	15.0	10.9	4.1	37.6%
Other leases	2.7	3.0	(0.3)	(10.0%)
Other	18.7	13.6	5.1	37.5%

Total domestic operating expenses	$179.2	$134.4	$44.8	33.3%

The following table summarizes KCS’s domestic operating expenses for the year to date periods ended June 30, 2005 and 2004.

			Change
	2005	2004	In Dollars	Percentage
Compensation and benefits	$123.4	$103.0	$20.4	19.8%
Purchased services	42.7	31.0	11.7	37.7%
Fuel	55.0	29.4	25.6	87.1%
Equipment costs	31.8	24.6	7.2	29.3%
Depreciation and amortization	28.9	25.9	3.0	11.6%
Casualties and insurance	27.7	16.6	11.1	66.9%
Other leases	5.9	5.7	0.2	3.5%
Other	37.2	28.6	8.6	30.1%

Total domestic operating expenses	$352.6	$264.8	$87.8	33.2%

Domestic Operating Expenses. For the quarter and year to date ended June 30, 2005, domestic operating expenses increased $44.8 million (33.3%) and $87.8 million (33.2%), respectively, when compared to the same periods in 2004. Of this increase, $20.1 million and $38.6 million was attributable to the consolidation of Mexrail’s operations into KCS for the quarter and year to date ended June 30, 2005, respectively.
     Compensation and Benefits. Increases in domestic compensation and benefits expense for the quarter and year to date ended June 30, 2005 compared to the same periods in 2004 were primarily the result of annual wage and salary rate increases which were effective July 1, 2004 and higher crew starts related to continued increases in traffic volume. For the quarter and year to date ended June 30, 2005, the consolidation of Mexrail added $5.1 million and $9.8 million, respectively, to compensation and benefits expense. The average headcount for the year to date period ended June 30, 2005 was approximately 3,000 compared to approximately 2,800 for the same period in 2004.
     Purchased Services. Purchased services expense for the quarter and year to date ended June 30, 2005 increased compared to the same periods in 2004, primarily as a result of the consolidation of Mexrail’s operations into KCS. Mexrail has historically contracted for services in the maintenance of equipment and way and structures. Accordingly, Mexrail contributed $5.5 million and $10.1 million, respectively, to purchased services expense for the quarter and year to date ended June 30, 2005. Other factors leading to the increase in purchased services expense at KCSR were increased legal costs.

     Fuel. Fuel expense increased for the quarter ended June 30, 2005 compared to the quarter ended June 30, 2004. This quarter to quarter increase was a result of 52.2% increase in average price per gallon and a 16.2% increase in consumption driven by volume increases. These increases were offset in part by fuel cost savings of $0.5 million as a result of our fuel hedging program, as well as improved fuel purchasing and distribution procedures implemented through our new Heavener, Oklahoma fueling facility. For the quarter ended June 30, 2005, the consolidation of Mexrail added $2.8 million to fuel expense.
     Fuel expense increased for the year to date ended June 30, 2005 when compared to the same period in 2004. This year to date increase was the result of a 44.4% increase in the average price per gallon, as well as a 16.7% increase in consumption. These increases were partially offset by a savings of $0.9 million as a result of our fuel hedging program, along with improved fuel purchasing and distribution procedures implemented through our new Heavener, Oklahoma fueling facility. For the year to date ended June 30, 2005, the consolidation of Mexrail added $5.2 million to fuel expense.
     Equipment Costs. Equipment costs for the quarter and year to date ended June 30, 2005 increased compared to the same periods in 2004. Of this increase, $3.1 million and $6.3 million was related to the Mexrail acquisition for the quarter and year to date ended June 30, 2005, respectively. Excluding the impact of the Mexrail acquisition, equipment costs decreased for both the quarter and year to date ended June 30, 2005 as the result of purchases from Southern Capital of equipment that was previously leased.
     Depreciation and Amortization. Depreciation and amortization expense for the quarter and year to date ended June 30, 2005 increased compared to the same periods in 2004, primarily as a result of a higher asset base, partially offset by property retirements. For the quarter and year to date periods ended June 30, 2005, the consolidation of Mexrail added $0.9 million and $1.4 million, respectively, to depreciation and amortization expense.
     Casualties and Insurance. Casualties and insurance expense for the second quarter of 2005 and year to date period ended June 30, 2005 increased compared to the same periods in 2004. These increases were the result of increased employee and third party personal injury claims and casualty expenses related to derailments. Additionally, $1.4 million and $3.1 million of this increase is related to the Mexrail acquisition for the quarter and year to date ended June 30, 2005, respectively.
     Other Leases. Other lease expense for the quarter and year to date ended June 30, 2005 increased compared to the same periods in 2004, primarily related to pipeline rents for KCSR’s new fuel facility in Heavener, Oklahoma combined with normal rate increases in long-term leases.
International Results. KCS acquired a controlling interest in Grupo TFM effective April 1, 2005. Current quarter results reflect charges and costs associated with the Acquisition, as well as the effect of valuation adjustments as required by purchase accounting. Management evaluates the results of Grupo TFM based on its operating performance during the current quarter and comparison to plan.

Three Months
Ended June
30,
2005

Transportation revenues	$184.1

Operating expenses	184.3
Depreciation and amortization	25.9

Total cost	210.2
Operating (loss) profit	$(26.1)

International Revenues. The following table summarizes consolidated Grupo TFM revenues, including the revenues and carloads statistics, for the three months ended June 30, 2005 and 2004. Although not consolidated in previous quarters, Grupo TFM’s revenue recognition policies were consistent with those of KCS in all material respects; therefore, commodity statistics are presented for purposes of comparison. During the second quarter of 2004 Mexrail was a consolidated subsidiary of Grupo TFM and has been excluded from this comparison.

					Carloads and
	Revenues				Intermodal Units
	(in millions)				(in thousands)
	Three Months				Three Months
	Ended June 30,		Change		Ended June 30,		Change
	2005	2004	In Dollars	Percentage	2005	2004	In Units	Percentage
Agro-industrial products	$40.6	$34.4	$6.2	18.0%	30.0	30.0	—	0.0%
Cements, metals and minerals	35.9	34.8	1.1	3.2%	45.4	42.8	2.6	6.1%

Chemical and petrochemical products	29.9	34.1	(4.2)	(12.3%)	24.7	26.8	(2.1)	(7.8%)
Automotive products	32.0	29.9	2.1	6.7%	31.0	29.9	1.1	3.7%
Manufactured products, industrial products	25.8	20.4	5.4	26.5%	29.2	25.9	3.3	12.7%
Intermodal freight	15.9	13.1	2.8	21.4%	58.5	51.4	7.1	13.8%
Other	4.0	2.6	1.4	53.8%	—	—	—	0.0%

Grupo TFM	$184.1	$169.3	$14.8	8.7%	218.8	206.8	12.0	5.8%

Revenues for the three months ended June 30, 2005 totaled $184.1 compared to $184.9 million for the same period in 2004. The increase was mainly attributable to the general recovery of the U.S. and Mexican economies, primarily in metal and mineral, industrial and agro-industrial products. For the three months ended June 30, 2005 freight revenues include fuel surcharges. Fuel surcharges are a function of the price billed by Pemex. Changes in this price will drive the amount of fuel surcharges we can apply in the future.
     Agro-industrial Products. In the three months ended June 30, 2005, $40.6 million or 22.1% of Grupo TFM’s total transportation revenues was derived from the movement of agro-industrial products. Revenues of agro-industrial products increased 18% compared to the same period in 2004. Corn and sorghum revenues increased as a result of higher import volumes related to lower domestic harvest for the current period. Domestic revenues recorded a strong increase attributed to higher sugar volume. Price improvements also favorably impacted the period. This increase was offset by a reduction in import shipments of soybeans and wheat products during the three months ended June 30, 2005.
     Cements, Metals and Minerals. In the three months ended June 30, 2005, $35.9 million or 19.5% of Grupo TFM’s total transportation revenues, was derived from the movement of cements, metals and minerals. These increases are the result of an increase in the production volumes of construction materials such as billets, bar and wire, cement and minerals as a result of a strong performance of the construction industry.
     Steel slab and steel coils revenue increased as a result of higher international traffic, such as imports and exports, due to higher consumption by manufacturing industries as well as certain targeted rate increases during the period. Cement is one of the most widely used commodities in construction in Mexico and is produced throughout the country for both domestic use and export to the U.S. Two major companies in Mexico, which move their products with us, are CEMEX and Cementos Apasco, S.A. de C.V.
     Chemical and Petrochemical Products. In the three months ended June 30, 2005, $29.9 million or 16.2% of Grupo TFM’s total transportation revenues, came from the movement of chemical and petrochemical products. For the three months ended June 30, 2005, Grupo TFM’s revenues decreased by 12.3% from the same period in 2004. The reduction in revenue from this segment was a direct consequence of the decrease in volume by PEMEX and CEMEX.
     Automotive Products. Grupo TFM’s automotive revenues in the three months ended June 30, 2005 were $32.0 million or 17.4% of total transportation revenues. During the period, automotive revenues increased by 6.7% from the same period in 2004. This revenue increase was mainly a consequence of the efforts to capture traffic for domestic distribution.
     Manufactured Products and Industrial Products. In the three months ended June 30, 2005, $25.8 million, or 14.0% of Grupo TFM’s total transportation revenues, were derived from the movement of manufactured products and industrial products. Grupo TFM’s revenues generated in this product category increased by 26.5% from the same period in 2004, mainly driven by the increase in rates of pulpwood movement and a recovery of traffic from barge movement, as well as new traffic. Additionally, export traffic of beer increased 41% due to higher production. Home appliances revenue increased, mainly driven by higher exports to the US market. Scrap paper revenue also increased due to a recovery of traffic that was lost in 2004 to barge shippers and to obtaining new traffic.
     Intermodal Freight. In the three months ended June 30, 2005, $15.9 million, or 8.6% of Grupo TFM’s transportation revenues, was derived from intermodal freight, which entails hauling products in freight containers in combination with transport by water, rail and/or motor carriers, with rail carriers serving as the link between the other modes of transportation. During the three months ended June 30, 2005, our revenues in this product category increased by 21.4% from the same period in 2004. This increase was mainly attributable to the consolidation of steamship service at the port of Lázaro Cárdenas with the support of the port administration and Hutchinson Terminal, which also reflects the migration of international customers such as Maersk, APL & CP Ships from the port of Manzanillo to the port of Lázaro Cárdenas.
The opening of the port of Lázaro Cárdenas to containers represents an opportunity for further growth. The volume of intermodal traffic in Mexico has been increasing in recent years with several major international maritime companies, including CP Ships, APL (American President Line), Maersk Sealand, Dicex, S.A., Navemar Internacional, S.A. de C.V. and Mediterranean Shipping Company. Increasing the quality and frequency of services to maritime ports has enabled us to convert some of this intermodal traffic from truck to rail transport.
International Operating expenses. Grupo TFM reported an operating loss of $26.1 million in the quarter ended June 30, 2005. Grupo TFM’s operating ratio for the quarter was 114.2%.
As a result of the Acquisition, assets and liabilities were revalued and adjusted to their fair value. The excess of purchase price over the historical book value of the assets resulted in a net increase in the basis of the assets of approximately $180 million and goodwill of $20 million was recognized.
In connection with the evaluation of the fair values of the assets and liabilities of Grupo TFM, certain assets were identified as having little or no value to KCS as the acquiring Company. Because KCS acquired only 48.5% of Grupo TFM (or 38.8% of TFM) in this transaction, the allocation of the excess purchase price over book value of net assets was limited to the acquired percentage. Accordingly, a reduction in the assets of Grupo TFM was limited to the acquired percentage and any residual was charged to expense. Grupo TFM operating expenses include $39.5 million relating to decreases in the basis of certain assets, the most significant of which was the write off of deferred employee profit sharing asset of approximately $35.6 million as a result of recent legal rulings in Mexico. A total of $15.9 million of these operating expenses were allocated to Grupo TFM’s minority interest. Grupo TFM also recognized $3.6 million in depreciation expense related to the increase in basis of tangible assets.
Consolidated Operating Income. Consolidated operating income for the quarter and year to date ended June 30, 2005 decreased $27.8 million to a consolidated operating loss of $8.3 million and decreased year to date by $20.4 million to consolidated operating income of $16.5 million, respectively when compared to the same periods in 2004. The quarter to quarter decrease was the result of a $227.2 million increase in revenues, offset by a corresponding $255.0 million increase in operating expenses. The acquisitions of TFM effectively increased revenues by $184.1 million and operating expenses by $210.2 million for the quarter and year to date ended June 30, 2005. Domestic revenues increased $43.1 million and $93.5 million for the quarter and year to date ended June 30, 2005, respectively. At the same time, for the quarter and year to date ended June 30, 2005, domestic operating expenses increased $44.8 million and $87.8 million, respectively.
Consolidated Interest Expense. Consolidated interest expense for the quarter ended June 30, 2005 increased $27.8 million compared to the quarter ended June 30, 2004, while consolidated interest expense increased $29.3 million for year to date ended June 30, 2005 when compared to year to dated ended June 30, 2004. This increase was the result of increased balances on our credit facility combined with increases in variable rates, and the addition of interest expense of $24.4 million through the Acquisition.
Consolidated Debt Retirement Costs. Consolidated debt retirement costs for the quarter ended June 30, 2005 increased $3.9 million due to the write-off of unamortized debt issuance costs associated with TFM senior discount debentures which were refinanced in the period and costs incurred in connection with obtaining the waiver. Consolidated debt retirement costs increased $0.3 million for the year ended June 30, 2005 when compared to the same period in 2004. During the year to date period ended June 30, 2004, KCS recorded $4.2 million of debt retirement costs resulting from the write-off of the unamortized balance of debt issuance costs associated with our previous credit facility.
Equity in Net Earnings (Losses) of Unconsolidated Affiliates.. For the quarter ended June 30, 2005, equity in income from other unconsolidated affiliates was $1.5 million compared to $3.2 million in the quarter ended June 30, 2004. For year to date ended June 30, 2005, equity in loss from other unconsolidated affiliates was $0.6 million compared to equity in earnings from other unconsolidated affiliate of $4.6 million in the same period of 2004. Significant components of this change were as follows:
•	For the quarter and year to date periods ended June 30, 2005, equity in losses from the operations of PCRC were $0.3 million and $2.1 million, respectively, compared to $0.8 million and $1.6 million, respectively, for the same periods in 2004.

•	For the quarter and year to date periods ended June 30, 2005, equity in earnings of Southern Capital were $0.7 million and $1.4 million, respectively, compared to $1.1 million and $2.0 million, respectively, for the same periods in 2004.

•	Our investment in Mexico City Terminal Railway operation through Grupo TFM had $1.1 million in equity earnings for the quarter and year to date periods ended June 30, 2005.
Consolidated Income Tax Provision (Benefit). For the quarter ended June 30, 2005, KCS’s income tax provision was $1.6 million; a decrease of $2.7 million compared to a $4.3 million provision in the quarter ended June 30, 2004. This decrease was primarily due to the acquisition of TFM resulting in an effective income tax rate of (3.9%) and 31.9% for the quarters ended June 30, 2005 and 2004, respectively. The primary causes of the decrease in the consolidated effective rate were the utilization of U.S. tax credits enacted for the tax year 2005, a lower Mexican statutory tax rate of 29% as compared to U.S. statutory rate of 35%, foreign exchange rate fluctuations.
For year to date ended June 30, 2005, the consolidated tax provision increased $1.0 million compared to the same period in 2004. Due to the causes discussed above, the overall effective income tax rate was (26.1%) and 33.0% for year to date ended June 30, 2004 and 2005, respectively.
LIQUIDITY AND CAPITAL
Summary cash flow data for the Company is as follows (in millions):

	Six Months
	Ended June 30,
	2005	2004
Cash flows provided by (used for):

Operating activities	$32.8	$50.3
Investing activities	(74.3)	(74.2)
Financing activities	44.7	45.0

Cash and cash equivalents:
Net increase	3.2	21.1
At beginning of year	38.6	135.4

At end of period	$41.8	$156.5

During the year to date ended June 30, 2005, KCS’s consolidated cash position increased $3.2 million from December 31, 2004, as a result of operating cash inflows, cash acquired in the Grupo TFM and Mexrail acquisitions, proceeds from the issuance of long-term debt and the proceeds from employee stock plans. These increases were partially offset by property additions, investments in and loans to affiliates, and debt repayments. Net operating cash inflows were $32.8 million and $50.3 million for the year to date periods ended June 30, 2005 and 2004, respectively. The $17.5 million decrease in operating cash flows was primarily attributable to the year to date net loss, a $17.8 million change in minority interest related to the net loss, funding of restricted cash related to the acquisition of control of Grupo TFM, as well as the net changes in working capital balances, resulting mainly from the timing of certain payments and receipts. Operating cash flow for the year to date period ended June 30, 2005 also reflects the impact of changes in the timing on interest payments and lease accruals.
Net investing cash outflows were $74.3 million and $74.2 million for the year to date periods ended June 30, 2005 and 2004, respectively. Net cash outflows were impacted by a $0.8 million period to period increase in capital expenditures, $5.3 million in investments in and loans to affiliates and a $4.3 million increase in cash outlays related to the Acquisition. These factors, which resulted in investing cash outlays were partially offset by $8.5 million cash flow related to the cash acquired as part of the TFM and Mexrail acquisitions.
Cash flows for operating, investing and financing activities include the cash flow activities of Grupo TFM since the acquisition on April 1, 2005. Our consolidated ratio of debt to total capitalization was 54.9% and 39.4% at June 30, 2005 and December 31, 2004, respectively.
In addition to operating cash flows, KCS has financing available under the revolving credit facility (“2004 Revolving Credit Facility”) with a maximum borrowing amount of $100 million of which, $65.0 million was available as of June 30, 2005. The 2004 Revolving Credit Facility contains, among other provisions, various financial covenants which may restrict our access to the maximum borrowing amount. As a result of certain financial covenants contained in the 2004 Revolving Credit Facility, maximum utilization of the 2004 Revolving Credit Facility may be restricted. TFM has no credit lines, but does have an accounts receivable factoring program. As of June 30, 2005, no amounts were drawn.

Capital improvements for KCSR roadway track structures have historically been funded with cash flows from operations and external debt. KCS has historically used equipment trust certificates for major purchases of locomotives and rolling stock, while using internally generated cash flows or leasing for other equipment.
The following table summarizes the cash capital expenditures by type.

	Six Months
	Ended June 30,
Capital Expenditure Category (dollars in millions)	2005	2004
Track infrastructure	$41.4	$41.9
Locomotives, freight cars and other equipment	16.7	18.7
Information technology	2.6	1.3
Facilities and improvements	1.1	1.6
Other	5.3	2.8

Total capital expenditures	$67.1	$66.3

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
KCS filed a Universal Shelf Registration Statement on Form S-3 (“Initial Shelf” — Registration No. 33-69648) in September 1993, as amended in April 1996, for the offering of up to $500.0 million in aggregate amount of securities. The SEC declared the Initial Shelf effective on April 22, 1996; however, no securities have been issued thereunder. KCS has carried forward $200 million aggregate amount of unsold securities from the Initial Shelf to a Shelf Registration Statement filed on Form S-3 (“Second Shelf” — Registration No. 333-61006) on May 16, 2001 for the offering of up to $450 million in aggregate amount of securities. The SEC declared the Second Shelf effective on June 5, 2001. Securities in the aggregate amount of $300 million remain available under the Initial Shelf and securities in the aggregate amount of $450 million remain available under the Second Shelf. To date, no securities have been issued under either the Initial Shelf or Second Shelf.
As discussed in our Annual Report on Form 10-K for the year ended December 31, 2004 — “Recent Developments – Mexican Government’s Put Rights with Respect to TFM Stock,” KCS could be required to purchase the Mexican government’s interest in TFM. If KCS had been required to purchase the Mexican government’s 20% interest in TFM, the total purchase price would have been approximately $520.0 million as of June 30, 2005. We are exploring various alternatives for financing this transaction. It is anticipated that this financing, if necessary, can be accomplished using our ability to access the capital markets. No commitments for such financing have been obtained at this time.
We believe, that our cash and other liquid assets, operating cash flows, access to capital markets, borrowing capacity, and other available financing resources are sufficient to fund anticipated operating, capital and debt service requirements and other commitments through 2005. Our operating cash flows and financing alternatives, however, can be impacted by various factors, some of which are outside of our control. Additionally, we are subject to economic factors surrounding capital markets, and our ability to obtain financing under reasonable terms is subject to market conditions. Further, our cost of debt can be impacted by independent rating agencies, which assign debt ratings based on certain credit measurements, such as interest coverage and leverage ratios.
Grupo TFM has the following commitments under long term debt and operating leases.
Locomotives operating leases. In May 1998 and September 1999, Grupo TFM entered into operating lease agreements for 75 locomotives each, which expire over the next 17 and 18 years, respectively. At the end of the contracts the locomotives will be returned to the lessor. As of June 30, 2005, Grupo TFM had received 150 locomotives. Rents under these agreements amounted to $7.3 million for the tree months ended on June 30, 2005.
Railcars operating leases. The Company lease certain railcars under agreements, which are classified as operating leases. The term of the contracts fluctuate between 3 and 15 years.
Maturities under long term debt and operating lease commitments are as follows:

	2005	2006	2007	2008	2009	2010	Thereafter
Car Leases	$—	$37.3	$33.6	$26.7	$21.9	$17.2	$37.0
Locomotive Leases	—	29.1	29.1	29.1	29.1	29.1	256.9
Capital Leases	—	0.3	0.3	0.3	0.3	0.1	—
Debt Commitments	—	27.3	150.0	—	—	—	638.3

Total	$—	$94.0	$213.0	$56.1	$51.3	$46.4	$932.2

In connection with the allocation of the purchase price adjustments of $8.4 million to reflect the fair value of a proportionate amount of Grupo TFM’s outstanding debt were recorded as an increase to the carrying value of debt. Such amounts will be amortized over the remaining term of the respective debt issues as a reduction of interest expense and have not been allocated to the various maturities.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Over the coming months, we will be working to integrate Grupo TFM into our business. This integration will be complex, involving the merger of systems and services over multiple U.S. and international locations. We may not be successful in integrating this business into our current structure, or in obtaining the anticipated cost savings or synergies from the Acquisition. To meet our quarterly certification requirements and in anticipation of incorporating Grupo TFM into our 2006 Sarbanes-Oxley compliance process, we will also be performing a detailed review of Grupo TFM’s internal control structure to ensure that its controls over financial reporting are consistent with KCS’s policies and procedures. This review will take significant time and effort, similar to KCS’s Sarbanes-Oxley compliance efforts in 2004, and will involve significant cost. We may identify control deficiencies during this process. Our ability to realize the value of the assets acquired will depend on the future cash flows of the Grupo TFM business. If these future cash flows are below what we anticipated, we may incur future impairment losses associated with such assets which could have a material adverse effect on our results of operations. Our inability to successfully identify and complete acquisitions or successfully integrate any new or previous acquisitions could have a material adverse effect on our business.
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
KCS management considers the acquisition of Grupo TFM on April 1, 2005 to be material to the results of operations, financial position and cash flows from the date of acquisition through June 30, 2005 and considers the internal controls and procedures of Grupo TFM to have a material affect on the Company’s internal control over financial reporting. Management is currently executing post merger integration plans which include converting accounting information systems and ongoing internal control evaluation. KCS intends to extend its Sarbanes-Oxley Act Section 404 compliance program to include Grupo TFM with an effective date no later than December 31, 2006.
Except as set forth above, there have not been any changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter for which this Quarterly Report on Form 10-Q is filed that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Part I, Item 1. “Financial Statements”, Note 7 to the Consolidated Financial Statements of this Form 10-Q is hereby incorporated herein by reference.
Item 4. Submission of Matters to a Vote of Security Holders
Information required by this Item regarding the Company’s annual Meeting of Stockholders on May 5, 2005 was included in the Company’s Form 10-Q for the quarter ended march 31, 2005.
Item 5. Other Information
As previously reported in a Current Report on Form 8-K filed with the SEC on June 14, 2005, the Company announced the successful completion on June 10, 2005 of the previously announced solicitation of consents by KCSR to amend the indentures under which KCSR’s outstanding 9 1/2% Senior Notes due 2008 and outstanding 71/2% Senior Notes due 2009 were issued. KCSR received the requisite consents from a majority of the outstanding aggregate principal amount of each series of Notes and, KCSR, KCS, the other note guarantors, and the trustee under each of the indentures, respectively, signed supplemental indentures with respect to each such series of Notes to permit TFM, an indirect subsidiary of KCS, to effect a settlement of certain disputes among TFM, Grupo TFM, and the Mexican government. KCS does not know when or if a settlement of these disputes will be consummated.

Item 6. Exhibits
a) Exhibits
10.1 Second Supplemental Indenture, dated as of June 10, 2005, between KCS, KCSR, and certain subsidiaries of KCS and The Bank of New York, as Trustee, relating to KCSR’s 9 1/2% Senior Notes due 2008
10.2 Supplemental Indenture, dated as of June 10, 2005, between KCS, KCSR, and certain subsidiaries of KCS and U.S. Bank National Association, as Trustee, relating to KCSR’s 7 1/2% Senior Notes due 2009
10.3 Financing Agreement between The Texas-Mexican Railway Company and the Federal Railroad Administration, dated June 28, 2005.
10.4 Pledge Agreement between Mexrail, Inc. and the Federal Railroad Administration, and Guaranty of Mexrail, Inc. in favor of the Federal Railroad Administration.
10.5 Lease Agreement between KCSR and Louisiana Southern Railroad, Inc. regarding certain land and track regarding certain land and track on the Sibley Branch and on the Hope Subdivision. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
10.6 Lease Agreement between KCSR and Alabama Southern Railroad, Inc. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
10.7 Lease Agreement between KCSR and Arkansas Southern Railroad, Inc. regarding certain land and track on the Nashville Branch. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
10.8 Lease Agreement between KCSR and Arkansas Southern Railroad, Inc. regarding certain land and track on the Waldron Branch. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
10.9 Lease Agreement between KCSR and Louisiana Southern Railroad, Inc. regarding certain land and track on the Hodge Subdivision and the Joyce Branch. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
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
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on August 15, 2005.

Kansas City Southern
/s/ Ronald G. Russ
Ronald G. Russ
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ James S. Brook
James S. Brook
Vice President and Comptroller (Principal Accounting Officer)