Form 10-Q
period 2005-09-30
KANSAS CITY SOUTHERN
filed 2005-11-09
CIK 54480

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR
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
(816) 983-1303
(Registrant’s telephone number, including area code)
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

Yes	☑	No	☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	☑	No	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2005

Common Stock, $.01 per share par value	82,373,572 Shares

KANSAS CITY SOUTHERN
FORM 10-Q
SEPTEMBER 30, 2005

KANSAS CITY SOUTHERN
FORM 10-Q
SEPTEMBER 30, 2005
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Introductory Comments
The Consolidated Financial Statements included herein have been prepared by Kansas City Southern (the “Company” or “KCS”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed, or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and the notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q. For the three and nine months ended September 30, 2005, these financial statements include the results of operations and cash flows of Mexrail, Inc. (“Mexrail”) and Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. (“Grupo TFM”) which were consolidated on January 1, 2005 and April 1, 2005, respectively, as a result of the acquisition of a controlling interest in each entity as of these respective dates. Results for the three and nine months ended September 30, 2005 are not indicative of the results expected for the full year 2005.

KANSAS CITY SOUTHERN
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except share and per share data)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Revenues	$384.6	$163.2	$963.9	$464.9

Operating expenses
Compensation and benefits	94.0	52.9	248.7	155.9
Fuel	59.6	16.4	142.6	45.8
Purchased services	57.0	16.1	133.3	47.1
Equipment costs	46.6	13.3	105.2	37.9
Depreciation and amortization	40.5	13.4	95.3	39.3
Deferred profit sharing	2.2	—	41.0	—
Casualties and insurance	55.3	13.9	90.0	30.5
Other	31.3	18.0	93.3	52.3

Total operating expenses	386.5	144.0	949.4	408.8

Operating income (loss)	(1.9)	19.2	14.5	56.1

Equity in net earnings (loss) of unconsolidated affiliates:
Grupo TFM, S.A. de C.V.	—	1.9	(1.0)	6.1
Other	1.3	(0.8)	1.7	(0.4)
Interest expense	(39.5)	(11.3)	(90.5)	(33.0)
Debt retirement costs	—	—	(3.9)	(4.2)
VAT/Put settlement gain, net	131.9	—	131.9	—
Other income and expense	1.1	8.6	12.5	11.8

Income before income taxes and minority interest	92.9	17.6	65.2	36.4
Income tax provision (benefit)	(19.8)	6.5	(12.7)	12.7

Income before minority interest	112.7	11.1	77.9	23.7
Minority interest	—	—	(17.8)	—

Net income	112.7	11.1	95.7	23.7
Preferred stock dividends	2.2	2.2	6.6	6.6

Net income available to common shareholders	$110.5	$8.9	$89.1	$17.1

Per Share Data
Earnings per Common share — basic	$1.35	$0.14	$1.18	$0.27

Earnings per Common share — diluted	$1.14	$0.14	$1.05	$0.27

Weighted average Common shares outstanding (in thousands)
Basic	81,795	62,683	75,664	62,605
Potential dilutive Common shares	17,703	1,272	16,432	1,251

Diluted	99,498	63,955	92,096	63,856

See accompanying notes to consolidated financial statements.

KANSAS CITY SOUTHERN
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share amounts)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$72.4	$38.6
Accounts receivable (net of allowance for doubtful accounts of $18.5 and $9.6, respectively)	283.2	131.4
Accounts receivable from related parties	0.8	8.2
Inventories	91.6	48.2
Other current assets	48.9	27.2

Total current assets	496.9	253.6

Investments	57.8	484.9
Properties (net of accumulated depreciation and amortization of $1,090.0 and $755.3, respectively)	2,176.6	1,424.0
Concession rights (net of $375.7 accumulated amortization as of September 30, 2005)	1,309.4	—
Goodwill	10.6	10.6
Restricted cash	9.0	200.0
Deferred tax assets	158.5	—
Other assets	87.1	67.5

Total assets	$4,305.9	$2,440.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Debt due within one year	$142.1	$9.9
Accounts and wages payable	205.5	52.8
Payable to related parties	77.5	34.7
Accrued liabilities	262.1	148.4

Total current liabilities	687.2	245.8

Other Liabilities:
Long-term debt	1,465.6	655.8
Deferred income taxes	399.7	430.9
Payable to related parties	79.3	—
Other noncurrent liabilities and deferred credits	250.6	83.6

Total other liabilities	2,195.2	1,170.3

Stockholders’ Equity:
$25 par, 4% noncumulative, Preferred stock, 840,000 shares authorized, 649,736 shares issued, 242,170 shares outstanding at September 30, 2005 and December 31, 2004	6.1	6.1
$1 par, 4.25% Cumulative Preferred stock, 400,000 shares authorized, issued and outstanding at September 30, 2005 and December 31, 2004	0.4	0.4
$.01 par, Common stock, 400,000,000 shares authorized; 91,369,116 shares issued; 81,839,279 and 63,270,204 shares outstanding at September 30, 2005 and December 31, 2004, respectively	0.8	0.6
Paid in capital	473.3	155.3
Retained earnings	948.9	861.9
Unearned compensation from restricted stock	(6.6)	—
Accumulated other comprehensive income	0.6	0.2

Total stockholders’ equity	1,423.5	1,024.5

Total liabilities and stockholders’ equity	$4,305.9	$2,440.6

See accompanying notes to consolidated financial statements.

KANSAS CITY SOUTHERN
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Nine Months
	Ended September 30,
	2005	2004
CASH FLOWS PROVIDED BY (USED FOR):

OPERATING ACTIVITIES:
Net income	$95.7	$23.7
Adjustments to reconcile net income to net cash
Provided by operating activities
Depreciation and amortization	95.3	39.3
Deferred income taxes	6.4	26.7
Equity in undistributed earnings of unconsolidated affiliates	(0.7)	(5.7)
VAT/Put Settlement gain	(131.9)	—
Funding of restricted cash	(9.0)	—
Minority interest	(17.8)	—
Distributions from unconsolidated affiliates	8.3	8.8
(Gain) loss on sales of property	3.0	(1.1)
Tax benefit realized upon exercise of stock options	1.8	1.0
Changes in working capital items
Accounts receivable	38.7	(10.7)
Inventories	(18.6)	(5.3)
Other current assets	3.2	(3.9)
Accounts and wages payable	1.8	10.6
Accrued liabilities	26.6	41.0
Other, net	41.4	7.9

Net cash provided by operating activities	144.2	132.3

INVESTING ACTIVITIES:
Property acquisitions	(138.4)	(93.4)
Proceeds from disposal of property	5.9	2.5
Investment in and loans to affiliates	(10.1)	(41.2)
Acquisition costs	(8.5)	(6.2)
Cash of Mexrail at date of acquisition	3.0	—
Cash of Grupo TFM at date of acquisition	5.5	—
Other, net	—	(1.2)

Net cash used for investing activities	(142.6)	(139.5)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	623.0	150.0
Repayment of long-term debt	(570.4)	(102.0)
Debt issuance costs	(14.7)	(3.3)
Proceeds from stock plans	0.9	3.7
Cash dividends paid	(6.6)	(6.6)

Net cash provided by financing activities	32.2	41.8

CASH AND CASH EQUIVALENTS:
Net increase in cash and cash equivalents	33.8	34.6
At beginning of year	38.6	135.4

At end of period	$72.4	$170.0

See accompanying notes to consolidated financial statements.

KANSAS CITY SOUTHERN
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in millions, except share amounts)
(Unaudited)

		$1 Par					Accumulated
	$25 Par	Cumulative	$.01 Par				Other
	Preferred	Preferred	Common	Paid In	Retained	Unearned	Comprehensive
	Stock	Stock	Stock	Capital	Earnings	Compensation	Income	Total
Balance at December 31, 2004	$6.1	$0.4	$0.6	$155.3	$861.9	$—	$0.2	$1,024.5

Comprehensive income:
Net income					95.7
Change in fair value of cash flow hedges							—
Amortization of accumulated other comprehensive loss related to interest rate swaps							0.4
Comprehensive income								96.1
Dividends on $25 Par
Preferred Stock ($0.75/share)					(0.2)			(0.2)
Dividends on $1 Par Cumulative Preferred Stock ($21.25/share)					(8.5)			(8.5)
Issuance of restricted stock awards				7.5		(7.5)		—
Amortization of unearned compensation						0.9		0.9
Stock issued in acquisition of Grupo TFM			0.2	304.2				304.4
Options exercised and stock subscribed				6.3				6.3

Balance at September 30, 2005	$6.1	$0.4	$0.8	$473.3	$948.9	$(6.6)	$0.6	$1,423.5

See accompanying notes to consolidated financial statements.

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Accounting Policies and Interim Financial Statements. In the opinion of the management of KCS, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company and its subsidiary companies as of September 30, 2005 and December 31, 2004, the results of its operations for the three and nine months ended September 30, 2005 and 2004, its cash flows for the nine months ended September 30, 2005 and 2004, and its changes in stockholders’ equity for the nine months ended September 30, 2005. The accompanying consolidated financial statements have been prepared consistently with accounting policies described in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2004. The results of operations for the three month and nine month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year 2005. For information regarding the Company’s critical accounting policies and estimates, please see Item 7 of the Company’s Annual Report on Form 10-K “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.” Certain prior year amounts have been reclassified to conform to the current year presentation.

As discussed in Note 4 to the Consolidated Financial Statements “Acquisitions”, beginning April 1, 2005, the financial position and results of operations of Grupo TFM are consolidated into KCS. For the period April 1, 2005 through September 12, 2005, the financial statements include the impact of the minority interest of the Mexican Government. In connection with the settlement among KCS, Grupo TFM, Grupo TMM and the Mexican government (the “VAT/Put Settlement”), Grupo TFM acquired all of the shares held by the Mexican Government and accordingly has eliminated the impact of the minority interest on third quarter results. Management is currently executing post-merger integration plans, which include converting accounting information systems and ensuring that the accounting policies of Grupo TFM are consistent with those of the Company. Certain accounting policies relevant to Grupo TFM are described below. As we continue the integration, we may identify other differences that will require a modification of the current Grupo TFM policy; however, we do not believe those changes, if any, would have a material effect on our financial statements.

Principles of Consolidation. The accompanying consolidated financial statements are presented using the accrual basis of accounting and include the Company and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

The equity method of accounting is used for all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting interest; the cost method of accounting is generally used for investments of less than 20% voting interest. The Surface Transportation Board’s approval of KCS’s application for control of the Texas Mexican Railway Company (“Tex-Mex”) was effective December 29, 2004. KCS obtained control of Mexrail on January 1, 2005. Accordingly, for both the quarter and year to date periods ended September 30, 2005, the Company has consolidated the financial results of Mexrail. KCS completed the purchase of the controlling interest in Grupo TFM on April 1, 2005. Beginning April 1, 2005, the financial results of Grupo TFM have been consolidated into KCS. Prior to the effective date of the acquisition of control on January 1, 2005 for Mexrail and April 1, 2005 for Grupo TFM, the investments were accounted for under the equity method.

Liability under Participation Agreement. On June 23, 1997, Grupo TFM and its subsidiary Transportacion Ferroviaria Mexicana, S.A. de C.V.(“TFM”) entered into an Association in Participation Agreement (the “Participation Agreement”) under which TFM has the right to participate in the profit, or losses, as the case may be, derived from the sale of Grupo TFM of 469.3 million of TFM’s shares. The sale of the shares covered by the Participation Agreement shall be made no later than the fifteenth anniversary of the date of this agreement unless otherwise agreed to by Grupo TFM and TFM. In exchange, TFM has transferred to Grupo TFM an amount equal to $593.4 million, which Grupo TFM used to make the second payment of the Stock Purchase Agreement, dated January 31, 1997 among Grupo TFM and the Mexican Government.

With the completion of the VAT/Put Settlement (described in Note 4) and the concurrent acquisition of the Mexican Government shares, Grupo TFM has eliminated the $118.7 million liability recorded in connection with this Participation Agreement. (See Note 4).

Mexican Peso to U.S. Dollar Translation. For tax purposes, Grupo TFM and its subsidiaries are required to maintain their books and records in Mexican pesos (“Ps”). For financial reporting purposes, Grupo TFM and subsidiaries keep records and use the United States (US) dollar as their functional and reporting currency. The US dollar is the currency that reflects the economic substance of the underlying events and circumstances relevant to the entity (i.e., historical cost convention).

Monetary assets and liabilities denominated in Mexican pesos are translated into US dollars using current exchange rates. The difference between the exchange rate on the date of the transaction and the exchange rate on the settlement date, or balance sheet date if not settled, is included in the income statement as other income.

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

Concession assets acquired and liabilities assumed pursuant to the Asset Purchase Agreement, dated December 1996, entered into among FNE, the Secretary of Communications and the Mexican National Railway, include:
(i)	The tangible assets acquired consisting of locomotives, freight cars and materials and supplies;

(ii)	The rights to utilize the right of way, track structure, buildings and maintenance facilities of the TFM lines;

(iii)	The 25% equity interest in the company established to operate the Mexico City rail terminal facilities; and

(iv)	Finance lease obligations assumed.
TFM Employees’ statutory profit sharing. TFM employees’ statutory profit sharing is determined by the Company at the rate of 10% on the taxable income of TFM, adjusted as prescribed by the Mexican Income Tax Law.

TFM Seniority premiums. TFM employees are entitled to a seniority premium upon termination of employment after 15 years of service. Seniority premiums are expensed in the years in which the services are rendered. Other compensation based on length of service to which employees may be entitled in the event of dismissal, in accordance with the Mexican Federal Law, is charged to expense in the year in which it becomes payable.

Deferred income tax. Deferred income tax is provided in full, using the liability method, on temporary differences arising between the tax basis of assets and liabilities and their carrying amounts in the financial statements. Currently enacted tax rates are used in the determination of deferred income tax.

For Grupo TFM, the deferred tax calculation is dependent to a certain extent, on the Mexican rate of inflation and changes in the exchange rate between the U.S. dollar and the Mexican peso. No provision for deferred U.S. income taxes has been made for the temporary difference between the financial reporting basis and the income tax basis of the Company’s investment in Grupo TFM including these differences attributable to accumulated earnings because the Company does not expect the reversal of the temporary differences to occur in the foreseeable future.

Restricted Cash. In connection with KCS’s Acquisition of the controlling interest in Grupo TFM (the “Acquisition”), KCS has entered into a consulting agreement (the “Consulting Agreement”) with José F. Serrano International Business, S.A. de C.V. (“JSIB”), a consulting company controlled by Jose Serrano, Chairman of the Board of Grupo TMM, S.A. (“TMM”), which agreement became effective upon the closing of the Acquisition. Under this agreement, JSIB will provide consulting services to KCS in connection with the portion of the business of KCS in Mexico for a period of three years. As consideration for these services, subject to the terms and conditions of the Consulting Agreement, JSIB receives an annual fee of $3.0 million. The Consulting Agreement required KCS to deposit the total amount of annual fees payable under the Consulting Agreement ($9.0 million) in cash to be held and released in accordance with the terms and conditions of the Consulting Agreement and the applicable escrow agreement. JSIB directs the investment of the escrow fund and all gains and losses accrue in the fund to the benefit of JSIB. Such amounts are payable concurrent with the payment of the annual fee.

As of December 31, 2004, $200.0 million had been deposited into an escrow account pending completion of the Acquisition of the controlling interest in Grupo TFM. This $200.0 million was paid April 1, 2005 upon closing.

Payable to Related Parties. In connection with the acquisition of Grupo TFM, the Company has incurred certain liabilities payable to Grupo TMM, a significant shareholder of the Company. The following have been recorded in the balance sheet as Payable to Related Parties. In addition to other consideration, the following liabilities were established:
•	The $47.0 million Escrow Notes (see description of the “Escrow Notes” in Note 4) are subject to reduction for certain potential losses related to breaches of certain representations, warranties, or covenants in the Acquisition Agreement or claims relating thereto, or under other conditions. The $47.0 amount is payable on or before April 1, 2007 and accrues interest at a stated rate of 5.0%. Accordingly, the Company has included this liability and the related accrued interest of $48.2 in other noncurrent liabilities on the balance sheet. The $47.0 million is payable in cash or in stock (shares to be determined based on the VWAP 20 days prior to the settlement) at the Company’s discretion.

•	A contingent payment of $110.0 million payable to Grupo TMM as a result of the VAT/Put Settlement (described in Note 4) which will be settled in three parts: (i) $35.0 million in stock (shares to be determined based on the volume weighted average price (the “VWAP”) 20 days prior to the settlement); (ii) $35.0 million in cash at time of final closing of the transaction; and (iii) an additional $40.0 million in stock (shares to be determined based on the VWAP 20 days prior to the settlement) payable no more than five years from the final closing date. The liability is non-interest bearing; therefore, it has been recorded at its present value based on a 5.0% discount rate, consistent with the stated rate of similar interest bearing notes in the Acquisition Agreement. Accordingly, at September 30, 2005 the Company has recorded as other current liability $68.5 million to be settled in 180 days and $31.2 million as other non-current liability to be settled in 5 years.

•	A contingent payment of $9.0 million payable to JSIB, which became payable on successful completion of the VAT/Put Settlement (described in Note 4). The $9.0 million is payable in cash or in stock (shares to be determined based on the VWAP 20 days prior to the settlement) at the Company’s discretion. Accordingly, at September 30, 2005 the Company has recorded the $9.0 million as other current liability to be settled in 180 days.
Hurricane Costs. During the third quarter, rail operations in the Gulf Coast regions and in Mexico were negatively impacted by hurricanes Emily, Katrina and Rita. The combined impact of the three hurricanes resulted in approximately $3.8 million increase in operating expense during the third quarter, primarily related to costs associated with clearing the right of way. The costs and expenses related to the hurricanes are included in income from operations within their functional classifications.
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

The following is a reconciliation from the weighted average shares used for the basic earnings per share computation to the shares used for the diluted earnings per share computation for the three and nine months ended September 30, 2005 and 2004, respectively (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Basic shares	81,795	62,683	75,664	62,605
Additional weighted average shares attributable to convertible securities and stock options:
$9.0 million VAT/Put settlement payment due to JSIB Consulting	83	—	28	—
$47.0 million escrow note	2,157	—	1,438	—
$110.0 million VAT/Put settlement contingency payment	688	—	229	—
Convertible preferred stock	13,389	—	13,389	—
Restricted stock	4	—	—	—
Stock options	1,382	1,272	1,348	1,251

Diluted shares	99,498	63,955	92,096	63,856

Potentially dilutive shares excluded from the calculation:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Stock options where the exercise price is greater than the average market price of common shares	—	220	—	482

Convertible preferred stock which are anti-dilutive	—	13,389	—	13,389

     The following is a reconciliation from net income available to common shareholders for purposes of basic earnings per share to net income available to common shareholders for purposes of diluted earnings per share for the three and nine months ended September 30, 2005 and 2004, respectively (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Net income available to common shareholders for purposes of computing basic earnings per share	$110.5	$8.9	$89.1	$17.1
Effect of dividends of conversion of convertible preferred stock	2.1	—	6.4	—
Effect of interest expense of conversion of $47.0 million escrow note	0.4	—	0.7	—
Effect of interest expense of conversion of note payable to Grupo TMM for VAT/Put settlement	0.1	—	0.1	—

Net income available to common shareholders for purposes of computing diluted earnings per share	$113.1	$8.9	$96.3	$17.1

3.	Investments. Investments in unconsolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control. Investments in unconsolidated affiliates at September 30, 2005 include, among others, equity interests in Southern Capital Corporation, LLC (“Southern Capital”) and the Panama Canal Railway Company (“PCRC”).

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

Condensed financial information of certain unconsolidated affiliates is shown below. All amounts are presented under U.S. GAAP. Financial information of immaterial unconsolidated affiliates has been omitted:
     Financial Condition (dollars in millions):

	September 30, 2005		December 31, 2004
	PCRC	Southern Capital	PCRC	Grupo TFM	Southern Capital	Mexrail
Current assets	$5.4	$10.8	$4.2	$252.7	$2.3	$29.8
Non-current assets	82.5	95.8	83.4	1,982.3	113.5	71.2

Assets	$87.9	$106.6	$87.6	$2,235.0	$115.8	$101.0

Current liabilities	$9.9	$3.0	$10.7	$211.5	$1.2	$47.3
Non-current liabilities	77.6	49.2	72.2	865.4	56.5	0.7
Minority interest		—	—	353.3	—	—
Equity of stockholders and partners	0.4	54.4	4.7	804.8	58.1	53.0

Liabilities and equity	$87.9	$106.6	$87.6	$2,235.0	$115.8	$101.0

KCS’s investment	$0.2	$27.2	$2.4	$389.6	$29.1	$30.0

     Operating Results (dollars in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Revenues:
Southern Capital	$2.6	$5.3	$8.5	$17.3
PCRC	4.0	2.0	10.2	5.7
Grupo TFM (1)	NA	174.5	170.1	526.9

Operating costs and expenses:
Southern Capital	$1.4	$4.0	$4.4	$13.2
PCRC	1.9	2.2	5.2	6.4
Grupo TFM (1)	NA	141.0	144.1	427.0

Net income (loss):
Southern Capital	$1.2	$1.3	$11.8	$10.1
PCRC	(.2)	(1.3)	(4.4)	(2.9)
Grupo TFM (1)	NA	(1.4)	0.1	5.9
(1)	Reflects operating results for the quarter ended March 31, 2005. For periods after April 1, 2005, Grupo TFM is reflected in consolidated operating results. Prior to August 16, 2004 Grupo TFM results included the results of Mexrail as a consolidated subsidiary.
4.	Acquisitions. In accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”, the Company allocated the purchase price of its acquisitions to the tangible and intangible assets and liabilities of the acquired entity based on their fair values. The excess of the purchase price over the fair value was recorded as goodwill. The fair values assigned to assets acquired and liabilities assumed were based on valuations prepared by independent third party appraisal firms, published market prices and management estimates. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets with indefinite useful lives are not amortized but are reviewed at least annually for impairment. An impairment loss would be recognized to the extent that the carrying amount exceeds the assets’ fair value. Intangible assets with estimable useful lives are amortized on a straight-line basis over their respective useful lives.

Acquisition of Controlling Interest in Grupo TFM.

April 1, 2005 — Acquisition Agreement. In furtherance of the Company’s strategy for expansion into Mexico, on December 15, 2004, the Company entered into the Amended and Restated Acquisition Agreement (the “Acquisition Agreement”) with Grupo TMM S.A. (Grupo TMM) and other parties under which KCS would acquire control of TFM through the purchase of shares of common stock of Grupo TFM. Grupo TFM holds an 80% interest in TFM and all of the shares of stock with full voting rights of TFM. The remaining 20% economic interest in TFM was owned by the Mexican government in the form of shares with limited voting rights.

Under the terms of the Acquisition Agreement, KCS acquired all of TMM’s 48.5% effective interest in Grupo TFM on April 1, 2005 for $200.0 million in cash, 18 million shares of KCS common stock, and two-year promissory notes in the aggregate amount of $47.0 million (the “Escrow Notes”), as well as $27.0 million in transaction costs for a total purchase price of $590.0 million. Both the $200.0 million cash and the 18 million shares of KCS common stock were exchanged at closing. The $47.0 million Escrow Notes are subject to reduction pursuant to the indemnification provisions of the Acquisition Agreement for certain potential losses related to breaches of certain representations, warranties, or covenants in the Acquisition Agreement or claims relating thereto, or under other conditions specified in the Indemnity Escrow Agreement.

In exchange for the purchase price of $590.0 million, KCS acquired 48.5% of Grupo TFM (or 38.8% of TFM) with a historical book value of $390.0 million. On a preliminary basis, the excess of purchase price over the historical book value of the assets resulted in a net increase in the basis of the assets of approximately $180.0 million and goodwill of $20 million was recognized.

     Significant components of the allocation of the initial $180.0 million adjustment to reflect fair value are as follows:

Increase in property and equipment	$35.1
Increase in concession assets	294.4
Increase in deferred income tax liability	(82.6)
Reduction of deferred tax asset related to employee
statutory profit sharing	(22.5)
Reduction of other current and noncurrent assets	(44.4)

Net Adjustment	$180.0

In connection with the evaluation of the fair values of the assets and liabilities of Grupo TFM, certain assets were identified as having little or no value to KCS as the acquiring Company. Because KCS acquired only 48.5% of Grupo TFM (or 38.8% of TFM) in this transaction, the allocation of the excess purchase price over book value of net assets was limited to the acquired percentage. Accordingly, a reduction in the assets of Grupo TFM was limited to acquired percentage and any residual was charged to expense. Grupo TFM operating expenses include $39.5 million relating to decreases in the basis of certain assets, the most significant of which was the write off of deferred employee profit sharing asset of approximately $35.6 million as a result of recent legal rulings in Mexico. A total of $15.9 million of these operating expenses were allocated to Grupo TFM’s minority interest.

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

The allocation of the purchase price above reflects preliminary estimates to various amounts which are subject to change as the Company obtains additional information relating to the fair values of assets and liabilities of Grupo TFM. The preliminary purchase price allocation reflects $11.5 million relating to estimated severance and relocation costs. In addition, the existing excess in the carrying value of the Company’s investment over the book value of Grupo TFM ($13.7 million) was recorded as an addition to concession assets. The preliminary allocation of the purchase price described above did not include any amounts related to pre-acquisition contingencies regarding the VAT refund claim or the Mexican government’s put rights, discussed in the following paragraphs.

September 12, 2005 Completion of VAT/Put Settlement. On September 12, 2005, the Company and its subsidiaries, TFM and Grupo TFM, along with Grupo TMM, entered into a settlement agreement with the Mexican government, resolving the controversies and disputes between the companies and the Mexican government concerning the payment of a VAT refund to TFM and the obligation to purchase the remaining shares of TFM owned by the Mexican government (the “VAT/Put Settlement”). As a result of the VAT/Put Settlement, KCS and its subsidiaries now own 100% of Grupo TFM and TFM shares; the potential obligation of KCS, Grupo TFM and Grupo TMM to acquire the Mexican government’s remaining 20% ownership of TFM has been eliminated; and the legal obligation of the Mexican government to issue the VAT refund to TFM has been satisfied. There was no cash exchanged between the parties to the settlement agreement. In addition, the parties entered into mutual releases of all existing and potential claims relating to the VAT refund and the Put obligation, and entered into an agreement to dismiss all of the existing litigation between the parties.

The VAT/Put Settlement had two separate impacts — first, the resolution of a preacquisition contingency related to the April 1, 2005 transaction and second, TFM’s acquisition of the minority interest held by the Mexican government.

Resolution of pre-acquisition contingencies

Both the VAT refund claim and the Mexican government’s put rights were pre-acquisition contingencies, accordingly the impact of the acquired asset and the resulting liability have been reflected as adjustments to the preliminary purchase accounting described above. Because there is no market for Grupo TFM stock, management assessed the fair value of the government’s shares acquired in the settlement to be properly estimated as the pro rata equivalent of the fair value of Grupo TFM stock, paid to Grupo TMM under the Acquisition Agreement. Based on this assessment, the fair value of the Mexican government’s shares was determined to be $305.5 million.

Under the terms of the Acquisition Agreement, KCS acquired Grupo TMM’s 51% interest in the VAT refund claim as settled. Accordingly, the preliminary purchase accounting for the Grupo TFM acquisition has been adjusted to reflect as an asset the fair value of the acquisition of Grupo TMM’s proportionate share of the VAT refund claim of $155.8 million.

In accordance with the Acquisition Agreement, a contingent payment of additional purchase price of $110.0 million became payable to TMM as a result of the VAT/Put Settlement which will be settled in three parts: (i) $35.0 million in stock (shares to be determined based on the VWAP 20 days prior to the settlement); (ii) $35.0 million in cash at time of final closing of the transaction; and (iii) an additional $40.0 million in stock (shares to be determined based on the VWAP 20 days prior to the settlement) payable no more than five years from the final closing date. The liability is non-interest bearing, therefore it has been recorded at its present value based on a 5.0% discount rate, consistent with the stated rate of similar interest bearing notes in the Acquisition Agreement. Accordingly, at September 30, 2005 the Company has recorded as other current liability $68.5 million to be settled in 180 days and $31.2 million as other non-current liability to be settled in 5 years.

The above results in the following adjustments to the preliminary purchase accounting (in millions):

Increase in VAT Receivable	$155.8
Increase in obligation payable to Grupo TMM	(99.5)
Decrease in property and equipment	(51.4)
Decrease in deferred income tax liability	14.9
Decrease in goodwill	(19.8)

Net Adjustment	$—

The remaining fair value of the Mexican government’s shares obtained in the VAT/Put Settlement, approximately $131.9 million, is attributable to the previously existing 49% KCS interest in Grupo TFM and has been recorded as nonoperating income and is presented net of applicable legal, consulting and other fees of approximately $17.8 million including, $9.0 million payable to JSIB, which became payable on successful completion of the VAT/Put Settlement. All Mexican income taxes on the VAT were paid as part of the VAT/Put Settlement. The income generated by the VAT/Put Settlement is not taxable for U.S. income tax purposes unless repatriated.

TFM Acquisition of Mexican government Shares

In connection with the VAT/Put Settlement, the acquisition of the Mexican government’s interest was accounted for as a purchase. The aggregate carrying value of $375.6 million for the Mexican government shares (23.9% effective ownership — consisting of minority interest of $256.9 million and the Association in Participation Agreement with a book value of $118.7 million) exceeded the estimated fair value of this interest of $305.5 million representing the purchase price.

The excess of carrying value over the purchase price (fair value of the VAT refund claim) of the assets resulted in a net decrease in the basis of the assets of approximately $70.1 million.

Significant components of the distribution of the $70.1 million adjustment to reflect fair value are as follows:

Decrease in property and equipment	$(6.4)
Decrease in concession assets	(51.0)
Decrease in deferred income tax liability	28.8
Decrease in other current and noncurrent assets	(26.6)
Increase in other non-current liabilities	(14.9)

Total	$(70.1)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition as adjusted for the above impacts of the VAT/Put Settlement.
Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V.
As of September 30, 2005
(Dollars in millions)

Current assets	$269.2
Property, plant and equipment	583.3
Concession rights	1,309.4
Other assets	227.1

Total assets acquired	$2,389.0

Current liabilities	$288.3
Long-term debt acquired	802.6
Other liabilities	112.6
Minority Interest	—

Total liabilities acquired	$1,203.5

The allocation of the purchase price above reflects preliminary estimates to various amounts which are subject to change as the Company obtains additional information relating to the fair values of assets and liabilities of Grupo TFM.

Acquisition of Mexrail. On August 16, 2004, KCS, TMM and TFM entered into a new Stock Purchase Agreement. Pursuant to the terms of that agreement, KCS purchased from TFM 51% of the outstanding shares of Mexrail, a wholly-owned subsidiary of TFM, for $32.7 million and placed those shares into trust pending approval of the Surface Transportation Board (“STB”) to exercise common control over KCSR, the Gateway Eastern Railway Company (“Gateway Eastern”) and Tex-Mex. On November 29, 2004, the STB approved the Company’s application for authority to control KCSR, Gateway Eastern and Tex-Mex. This approval became effective on December 29, 2004. The shares representing 51% ownership of Mexrail were transferred by the trustee to KCS, and KCS assumed control, on January 1, 2005.

The aggregate purchase price was $57.4 million including $32.7 million of cash with the remaining amount consisting of net receivables and payables with Mexrail and Grupo TFM. The acquisition of Mexrail links KCSR physically to TFM. The Company’s management completed a preliminary evaluation of the fair value of the assets and liabilities of Mexrail in the first quarter of 2005.

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

Pro Forma Earnings. The following table reflects the pro forma financial results for the three months ended September 30, 2005 as though the Grupo TFM Acquisition had occurred on January 1, 2005: (unaudited, in millions except for shares outstanding, which are in thousands.)

	KCS and Mexrail
	Historical and
	Grupo TFM for the
	quarter ended	Pro Forma
	September 30, 2005	Adjustments	Pro Forma
Revenues	$384.6	$—	$384.6
Net income (loss)	112.7	(136.2)	(23.5)
Income (loss) from continuing operations available to common shareholders	$110.5	$(136.2)	$(25.7)

Basic earnings (loss) per common share:	$1.35		$(0.31)

Basic weighted average common shares outstanding	81,795	—	81,795

Diluted earnings (loss) per common share:	$1.14		$(0.31)

Diluted weighted average common shares outstanding	99,498	(17,703)	81,795

The following table reflects the pro forma financial results for the nine months ended September 30, 2005 as though the Grupo TFM Acquisition had occurred on January 1, 2005: (unaudited, in millions except for shares outstanding, which are in thousands.)

	KCS and Mexrail	Grupo TFM
	Historical and	for the period
	Grupo TFM since	January 1, 2005	Pro Forma
	April 1, 2005	through March 31, 2005	Adjustments	Pro Forma
Revenues	$963.9	$170.1	$—	$1,134.0
Net income (loss)	95.7	0.1	(158.0)	(62.2)
Income (loss) from continuing operations available to common shareholders	89.1	0.1	$(158.0)	(68.8)

Basic earnings (loss) per common share:	$1.18			$(0.84)

Basic weighted average common shares outstanding	75,664		6,000	81,664

Diluted earnings (loss) per common share:	$1.05			$(0.84)

Diluted weighted average common shares outstanding	92,096		(10,432)	81,664

For purposes of comparison, pro forma earnings have been reduced by the $134.7 million non-recurring, non-cash gain on the VAT/Put settlement.

     The following table reflects the pro forma financial results for the three months ended September 30, 2004 as though the Mexrail and Grupo TFM acquisitions had occurred on January 1, 2004: (unaudited in millions except for shares outstanding, which are in thousands.)

				Pro Forma
	KCS	Mexrail	Grupo TFM	Adjustments	Pro Forma
Revenues	$163.2	$14.5	$168.9	$—	$346.6
Net Income (loss)	11.1	(3.6)	0.5	(5.7)	2.3
Income (loss) from continuing operations available to common shareholders	$8.9	$(3.6)	$0.5	$(5.7)	$0.1

Basic earnings per common share:	$0.14				$0.00

Basic weighted average common shares outstanding	62,683			18,000	80,683

Diluted earnings per common share:	$0.14				$0.00

Diluted weighted average common shares outstanding	63,955			18,000	81,955

The following table reflects the pro forma financial results for the nine months ended September 30, 2004 as though the Mexrail and Grupo TFM acquisitions had occurred on January 1, 2004: (unaudited, in millions except for shares outstanding, which are in thousands.)

				Pro Forma
	KCS	Mexrail	Grupo TFM	Adjustments	Pro Forma
Revenues	$464.9	$42.6	$491.9	$—	$999.4
Net Income (loss)	23.7	(5.6)	13.3	(20.4)	11.0
Income (loss) from continuing operations available to common shareholders	$17.1	$(5.6)	$13.3	$(20.4)	$4.4

Basic earnings per common share:	$0.27				$0.05

Basic weighted average common shares outstanding	62,605			18,000	80,605

Diluted earnings per common share:	$0.27				$0.05

Diluted weighted average common shares outstanding	63,856			18,000	81,856

The pro forma results reflected above are not necessarily indicative of the results of operations for the periods presented, had the acquisition actually occurred, nor are they indicative of projected results for future periods.

5.	Noncash Investing and Financing Activities. The Company initiated the Sixteenth Offering of KCS common stock under the Employee Stock Purchase Plan (“ESPP”) during 2004. Stock subscribed under the Sixteenth Offering will be issued to employees in 2006 and is being paid for through employee payroll deductions in 2005. For the nine months ended September 30, 2005, the Company has received approximately $1.3 million from payroll deductions associated with the Sixteenth Offering of the ESPP. In the first quarter of 2005, the Company issued approximately 206,000 shares of KCS common stock under the Fifteenth Offering of the ESPP. These shares, with an aggregate a purchase price of approximately $2.5 million, were subscribed and paid for through employee payroll deductions in 2004.

6.	Derivative Financial Instruments. The Company does not engage in the trading of derivatives for speculative purposes but uses them for risk management purposes only. The Company’s objective is to manage the risk of volatility in prices of diesel fuel. In general, the Company enters into derivative transactions in limited situations based on management’s assessment of current market conditions and perceived risks. Management intends to respond to evolving business and market conditions in order to manage risks and exposures associated with the Company’s various operations, and in doing so, may enter into such transactions more frequently as deemed appropriate.

Fuel Derivative Transactions

At September 30, 2005, the Company was a party to two fuel swap agreements for a notional amount of approximately 1.9 million gallons of fuel. Under the terms of the swaps, the Company receives a variable price based upon an average of the spot prices calculated on a monthly basis as reported through a petroleum price reporting service, and pays a fixed price determined at the time the Company enters into the swap transaction. The variable price the Company receives is approximately equal to the price the Company pays in the market for locomotive fuel. By entering into these swap transactions, the Company is able to fix the cost of fuel for the notional amount of gallons hedged.

A summary of the swap agreements to which the Company was a party as of September 30, 2005 follows:

Trade Dates	Notional Amount	Fixed pay per gallon	Expiration Date
October 31, 2003	0.6 million gallons	68.0¢	December 31, 2005
August 12, 2005	1.3 million gallons	$1.90	December 31, 2005
Cash settlements of the swaps occur on a monthly basis on the fifth business day of the month following the month in which the settlement is calculated. As of September 30, 2005, the fair market value of the benefit of the swaps was $1.1 million. For the years ended December 31, 2004 and 2003, KCSR consumed 59.2 million and 55.4 million gallons of fuel, respectively. Fuel hedging transactions resulted in a decrease in fuel expense of $1.7 million and $1.5 million in the nine months ended September 30, 2005 and 2004, respectively.

7.	Tex-Mex Loan Agreement. On July 13, 2005, Tex-Mex entered into an agreement with the Federal Railroad Administration (“FRA”) with an effective date of June 28, 2005 to borrow $50.0 million to be used for safety and infrastructure improvements. These improvements are expected to increase efficiency and capacity in order to accommodate growing freight rail traffic related to the NAFTA corridor. Tex-Mex drew the first $10.0 million on July 13, 2005 to apply to capital projects currently in progress. The loan is being made under the Railroad Rehabilitation and Improvement Financing Program administered by the FRA. The loan is guaranteed by Mexrail, which has issued a Pledge Agreement in favor of the lender equal to the gross revenues earned by Mexrail on per-car fees charged for traffic crossing the International Rail Bridge located in Laredo, Texas.

8.	KCSR Branch Line Lease Agreement. On July 20, 2005, KCSR and Watco Companies announced the lease of five of KCSR’s branch lines in Oklahoma, Arkansas, Louisiana and Alabama to three subsidiary railroads of Watco, a holding company for short line railroads. These lease agreements are for a period of ten years, subject to earlier termination in accordance with the terms of the applicable lease agreement. The lease agreements are renewable for an additional ten years upon mutual agreement by KCSR and the applicable lessee. Under each of these agreements, the lessee has agreed to pay KCSR rent annually for the leased property in an amount based on the lessee’s revenue derived from the leased property that is received from traffic interchanged to carriers other than KCSR for the annual period for which the lease amounts are due. Under the lease agreements, these branch lines will continue to receive rail service, but from the three railroads owned by Watco instead of KCSR. KCSR will continue to bill the revenues and pay a per car fee to Watco for the services provided.

9.	Modifications of Debt Agreements.

KCSR Debt Agreements. On June 10, 2005, KCSR completed the successful solicitation of consents to amend the indentures, as supplemented where applicable, under which KCSR’s outstanding 9 1/2% Senior Notes due 2008 and outstanding 7 1/2% Senior Notes due 2009 were issued. KCSR received the requisite consents from a majority of the outstanding aggregate principal amount of each series of Notes. Costs of $0.8 million were incurred in relation to this solicitation and are reflected in interest expense.

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

On September 30, 2005, the Company, KCSR, and certain of its subsidiaries entered into an amendment of its existing credit agreement. The credit agreement was amended to increase the revolving credit facility commitment by $25.0 million to a total available line of credit of $125.0 million. The borrowing spread on the revolving credit facility was reduced by 50 basis points, while the borrowing spread on the term loan facility was reduced by 25 basis points (based on certain financial statement attributes). The revolving credit facility has a maturity date of March 20, 2007 while the term loan facility has a maturity date of March 20, 2008. Additionally, the covenant limiting capital expenditures was removed and certain other nonmaterial changes were made to the Credit Facility as part of the amendment. Failure to maintain compliance with covenants under the debt facility would result in an acceleration of the maturity date.

On November 4, 2005, with an effective date of September 30, 2005, the Company executed the Third Amendment to the KCSR Credit Facility (“the Third Amendment”). The Third Amendment changed the definition of EBITDA to exclude the third quarter 2005 KCSR claims reserve adjustment of $35.7 million for purposes of calculating EBITDA in determining compliance with our covenants.

TFM Debt Agreements. On April 1, 2005, TFM commenced a cash tender offer for any and all outstanding $443.5 million aggregate principal amount of 11.75% Senior Discount Debentures due 2009 (the “2009 Debentures”) on the terms and subject to the conditions set forth in TFM’s Offer to Purchase and Consent Solicitation Statement dated April 1, 2005. TFM also solicited consents for amendments to the indenture under which the 2009 Debentures were issued. Holders who tendered their 2009 Debentures were required to consent to the proposed amendments and holders who consented were required to tender their 2009 Debentures.

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

On April 18, 2005, TFM entered into a first waiver and amendment (the “Waiver and Amendment”) to its amended and restated credit agreement with the banks which are a party thereto and J.P. Morgan Chase Bank, N.A., as administrative agent. The Waiver and Amendment allowed TFM to issue $460.0 million principal amount of its 9 3/8% Senior Notes due 2012, (the “9 3/8% Notes”), in a principal amount in excess of the principal amount of 2009 Debentures outstanding and to use the amount of proceeds from the private placement of the 9 3/8% Notes in excess of the principal amount of the 2009 Debentures outstanding to pay accrued and unpaid interest on the 2009 Debentures repurchased or redeemed, to pay the fees of the underwriter associated with the issuance of the 9 3/8% Notes, as well as the tender offer for the 2009 Debentures, to pay the premium related to the tender offer and to pay certain other expenses relating to the tender offer and issuance of the 9 3/8% Notes. The Waiver and Amendment also amends the amended and restated credit agreement to allow TFM to borrow up to $25 million from KCS on a fully subordinated basis. Costs of $3.9 million were incurred relating to the consent solicitation and waiver and are included as debt retirement costs in the income statement for the nine months ended September 30, 2005.

On September 15, 2005 TFM entered into a loan agreement (“the Bridge Loan”) with BBVA Securities Inc., Bank of America Securities LLC and the lenders setting forth the general terms and conditions of a certain credit facility to be arranged for the purpose of making funds available to TFM to be used to pay all remaining amounts outstanding under the $186.4 First Amended and Restated Credit Agreement, dated as of June 24, 2004. The principal amount of the Bridge Loan was $30.9 million at September 30, 2005.

On October 24, 2005, TFM entered into a new credit agreement, (“the 2005 TFM Credit Agreement), in an aggregate amount of up to $106 million with Bank of America, N.A., BBVA Bancomer, S.A., Institución de Banca Múltiple, Grupo Financiero BBVA Bancomer, and the other lenders named in the 2005 TFM Credit Agreement. Proceeds from the credit agreement will be used by us to pay all amounts outstanding under the Bridge Loan Agreement, dated September 15, 2005, and all remaining amounts outstanding under the $186.4 million Credit Agreement, dated June 24, 2004, and for other general corporate purposes. The maturity date for the credit facility is October 28, 2008. The 2005 TFM Credit Agreement contains covenants that restrict or prohibit certain actions, including, but not limited to, TFM’s ability to incur debt, create or suffer to exist liens, make prepayments of particular debt, pay dividends, make investments, engage in transactions with stockholders and affiliates, issue capital stock, sell certain assets, and engage in mergers and consolidations or in sale-leaseback transactions. Except for certain circumstances, TFM’s capital expenditures may not exceed certain amounts for any period of four consecutive fiscal quarters. In addition, TFM must meet certain consolidated interest coverage ratios, consolidated leverage ratios, and fixed charge coverage ratios. Failure to maintain compliance with covenants would constitute a default. Other events of default include, but are not limited to, certain payment defaults, certain bankruptcy and liquidation proceedings, a change of control, and certain adverse judgments or government actions. Any event of default would trigger acceleration of the time for payment of any amounts outstanding under the 2005 TFM Credit Agreement.

10.	Loss of Foreign Private Issuer Status for Grupo TFM and TFM. KCS acquired a controlling interest in Grupo TFM and TFM effective April 1, 2005. As a consequence of this change in control, Grupo TFM and TFM have ceased to qualify as foreign private issuers for purposes of our reporting obligations to the SEC. Accordingly, Grupo TFM and TFM have begun filing current reports on Form 8-K, and quarterly reports on Form 10-Q (beginning with respect to the second fiscal quarter of 2005) and will begin filing annual reports on Form 10-K (beginning with respect to fiscal year 2005).

11.	Stock Options and Other Stock Plans. Proceeds received from the exercise of stock options and tax benefits or subscriptions are credited to the appropriate capital accounts in the period they are exercised.

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

If KCS had measured compensation cost for the KCS stock options granted to its employees and shares subscribed by its employees under the ESPP, under the fair value based method prescribed by SFAS 123, net income and earnings per share would have been as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (in millions):
As reported	$112.7	$11.1	$95.7	$23.7
Total stock-based compensation expense determined under fair value method, net of income taxes	(0.3)	(0.4)	(0.7)	(1.3)

Pro forma	$112.4	$10.7	$95.0	$22.4

Earnings per Basic share:
As reported	$1.35	$0.14	$1.18	$0.27
Pro forma	$1.35	$0.13	$1.17	$0.25

Earnings per Diluted share:
As reported	$1.14	$0.14	$1.05	$0.27
Pro forma	$1.13	$0.13	$1.04	$0.25

Restricted Stock. The Kansas City Southern 1991 Amended and Restated Stock Option and Performance Award Plan provides for the granting of restricted stock awards to officers and other designated employees. These awards are subject to forfeiture if employment terminates during the vesting period, which is generally five years for employees and one year for directors. For the nine months ended September 30, 2005, 374,591 restricted shares were granted at a weighted-average fair value of $20.17 per share. The value of restricted shares is amortized to expense over the vesting period. For the three and nine months ended September 30, 2005, the Company expensed $0.4 million and $0.9 million related to restricted stock compensation earned.

12.	Stockholder Rights Plan. On September 27, 2005, the Board of Directors of the Company declared a dividend distribution of one Right for each outstanding share of the Company’s Common Stock, $0.01 par value per share to the stockholders of record as of the close of business on October 12, 2005 pursuant to a Rights Agreement (the “Rights Agreement”) with UMB Bank, n.a. replacing KCS’s previous Rights Agreement that expired on October 12, 2005. Each Right entitles the registered holder thereof to purchase from the Company 1/1,000ths of a share of Series A Preferred Stock, par value $1.00 per share, or in some circumstances, Common Stock, other securities, cash or other assets, at a price of $100 per share (both shares and price are subject to adjustment as described below).

As of September 30, 2005, the Company had a total of 400,000,000 shares of Common Stock authorized, of which 81,839,279 shares were issued and outstanding. The Rights were attached to all Common Stock certificates representing shares then outstanding, and no separate Rights Certificates will be distributed. Subject to certain exceptions specified in the Rights Agreement, the Rights will separate from the Common Stock and a Distribution Date will occur upon the earlier of (i) ten (10) business days following a public announcement that a person or group of affiliated or associated persons has acquired beneficial ownership of fifteen percent (15%) or more of the then outstanding shares of Common Stock (or thirteen percent (13%) in the case the Independent Directors determine such Person is an “Adverse Person”) (each such person or group of affiliated or associated persons referred to herein and in the Rights Agreement as an “Acquiring Person”), or (ii) ten (10) business days following the commencement of a tender offer or exchange offer that would result in a person or group becoming an Acquiring Person. Pursuant to exceptions set forth in the Rights Agreement, Grupo TMM and certain of its affiliates and stockholders have been exempted under certain circumstances from the definition of an “Acquiring Person.”

Until the Distribution Date, (i) the Rights will be evidenced by the Common Stock certificates and will be transferred with and only with such Common Stock certificates, (ii) new Common Stock certificates issued after the Record Date will contain a notation incorporating the Rights Agreement by reference and(iii) the surrender for transfer of any certificates for Common Stock outstanding will also constitute the transfer of the Rights associated with the Common Stock represented by such certificate. As soon as practicable after the Distribution Date, Rights Certificates will be mailed to holders of record of the Common Stock as of the close of business of the Distribution Date, and thereafter the separate Rights Certificates alone will represent the Rights. Following the Distribution Date, shares of Common Stock issued will be accompanied by Rights only in certain instances.

The Rights are not exercisable until the Distribution Date and will expire at the close of business on October 11, 2010, unless the Rights are earlier redeemed by the Company as described below.

In the event that a Person becomes an Acquiring Person, except pursuant to a tender or exchange offer for all outstanding shares of Common Stock which a majority of the Independent Directors determines to be adequate and otherwise in the best interests of the Company’s stockholders, taking into consideration all factors that such directors deem relevant (a “Permitted Offer”), each holder of a Right will thereafter have the right to receive, upon exercise of the Right at the then current Purchase Price, that number of shares of the Preferred Stock (or in certain circumstances, Common Stock or assets or other securities of the Company) having a market value of two times the Purchase Price. Notwithstanding the foregoing, following the occurrence of the event set forth in this paragraph, all Rights that are or were beneficially owned by any Acquiring Person or Adverse Person will be null and void.

In the event that, at any time following the Share Acquisition Date, (i) the Company engages in a merger or other business combination transaction in which the Company is not the surviving corporation, (ii) the Company engages in a merger or other business combination transaction in which the Company is the surviving corporation and the Common Stock of the Company is changed or exchanged, or (iii) fifty percent (50%) or more of the Company’s assets, cash flow or earning power is sold or transferred (in each case other than with an entity which acquired the shares pursuant to a Permitted Offer), each holder of a Right shall thereafter have the right to receive, upon exercise of the Right at the then current Purchase Price, that number of shares of the common stock of the acquiring company (or certain of its affiliates) that at the time of such transaction would have a market value of two times the exercise price of the Right. If the Rights are exercised to acquire the Preferred Stock, then the Rights will not thereafter be exercisable to acquire the securities of any Acquiring Person. The events set forth in this paragraph and in the second preceding paragraph are referred to in the Rights Agreement as “Triggering Events.”

At any time until the Share Acquisition Date or the Final Expiration Date, the Company may redeem the Rights in whole, but not in part, at a price of $0.0025 per Right (the “Redemption Price”). Following the Share Acquisition Date, but prior to an event listed in Section 13(a) of the Rights Agreement (i.e. a merger, consolidation or sale of more than fifty percent (50%) of the assets or earnings power of the Company and its subsidiaries), the Company may redeem the Rights in connection with any event specified in Section 13(a) in which all stockholders are treated alike and which does not include the Acquiring Person or its Affiliates or Associates. In addition, the Company’s right of redemption may be reinstated following an inadvertent trigger of the Rights (as determined by the Board) if an Acquiring Person reduces its beneficial ownership to 10% or less of the outstanding shares of Common Stock of the Company in a transaction or series of transactions not involving the Company. Immediately upon the action of the Board electing to redeem the Rights, the Company shall make announcement thereof, and upon such election, the right to exercise the Rights will terminate and the only right of the holders of Rights will be to receive the Redemption Price.

Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends. While the distribution of the Rights will not be taxable to stockholders or to the Company, stockholders may, depending on the circumstances, recognize taxable income in the event that the Rights become exercisable for the Preferred Stock (or other securities, as the case may be) of the Company or for common stock of an acquiring company or in the event of the redemption of the Rights as set forth above.

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

With certain exceptions, no adjustment in the Purchase Price will be required until cumulative adjustments require an adjustment of at least one percent (1%) in such Purchase Price. No fractional shares will be issued (other than fractional shares which are integral multiples of 1/1,000ths of a share of Preferred Stock) and, in lieu thereof, an adjustment in cash will be made based on the market price of the Preferred Stock on the last Trading Date prior to the date of exercise.

Prior to the Distribution Date, the Board may amend or supplement any provision of the Rights Agreement without the consent of the holders of the Rights. Following the Distribution Date, the Board of Directors may amend the provisions of the Rights Agreement in order to cure any ambiguity, to correct any defect or inconsistency or to make changes deemed necessary or desirable, so long as such changes do not adversely affect the interests of the holders of the Rights (excluding the interests of any Acquiring Person and its affiliates and associates). In any case, however, the Board of Directors may not amend or supplement the Rights Agreement to change or supplement the Redemption Price, Final Expiration Date, the Purchase Price or the number of 1/1,000ths of a share of Preferred Stock for which a Right is exercisable.

The Rights may have the effect of impeding a change in control of the Company without the prior consent of the Board, and the Rights could cause substantial dilution to a person that attempts to acquire the Company without conditioning the offer on redemption of the Rights by the Board or on the acquisition by such person of a substantial number of Rights. The Rights will not interfere with any Permitted Offer for all of the outstanding Common Stock that has the approval of the Independent Directors.

13.	Commitments and Contingencies. The Company has had no significant changes in its outstanding litigation or other commitments and contingencies from that previously reported in Note 9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, except as described in the following paragraphs:

1997 Tax Audit Summary. TFM was served on January 20, 2004 with an official letter notifying TFM of the Mexican government’s preliminary findings and conclusions arising from its tax audit of TFM’s 1997 tax returns (“Tax Audit

Summary”). In the Tax Audit Summary, the Mexican government notified TFM of its preliminary conclusion that the documentation provided by TFM in support of the VAT refund claim and depreciation of the TFM concession title, and the assets reported on TFM’s 1997 tax return do not comply with the formalities required by the applicable tax legislation. In addition, the Mexican government attached the VAT certificate (representing TFM’s claim to the VAT refund excluding inflation and interest) pending resolution of the audit. TFM has advised that it has, within the time allowed by the Tax Audit Summary, contested the conclusions of the Mexican tax. On March 16, 2005, TFM was notified by the Mexican Fiscal Administration Service (“Servicio de Administracion Tributaria” or the “SAT”) that it had finished its audit of TFM’s 1997 tax returns. In the notice, the SAT affirmed its preliminary findings described above and continued the attachment of the Special Certificate. However, the SAT failed to assess any taxes or penalties within the time period allowed by law, which has the legal effect in Mexico of rendering the entire audit and the attachment of the special certificate null, void and without legal effect.

Concession Duty. Under the concession, the Mexican government has the right to receive a payment from Grupo TFM, which is recorded in operating expenses, equivalent to 0.5% of the gross revenue during the first 15 years of the concession period and 1.25% during the remaining years of the concession period.

Insurance Coverage. The Company has established its personal injury and casualty reserves based on an assumption that it would have the benefit of insurance under existing policies for any liability above the applicable self-insured retention. With respect to certain claims that present substantial risk of losses in excess of the Company’s self-insured retention limit, the Company’s insurance carriers have challenged their obligation to provide coverage. Several of those insurers have filed a declaratory judgment lawsuit in a federal court in Vermont to determine their obligations. The Company has answered and filed counterclaims to establish its right to coverage. The Company presently believes that it has a strong basis to prevail in its position that it remains entitled to insurance coverage on the claims in question, and that it is probable that its position will be sustained. However, in the event the Company is unsuccessful in the litigation with the insurance carriers, the Company would likely incur additional costs in settling the related personal injury and casualty claims. While the Company is not presently able to reliably estimate such amounts, those additional costs could be material. The accompanying financial statements do not include any accruals related to such possible additional costs.

Casualty Claim Reserves. The Company’s casualty and liability reserve for its U.S. business segment is based on a study by an independent third party actuarial firm performed on an undiscounted basis. The reserve is based on claims filed and an estimate of claims incurred but not yet reported. While the ultimate amount of claims incurred is dependent on various factors, it is management’s opinion that the recorded liability is a reasonable estimate of aggregate future claims. Adjustments to the liability are reflected as operating expenses in the period in which the adjustments are known. Casualty claims in excess of self-insurance levels are insured up to certain coverage amounts, depending on the type of claim and year of occurrence. The activity in the reserve for the nine months ended September 30, 2005 is as follows (in millions):

Balance as of January 1, 2005	$65.3
Additions to reserves (including impacts of recent actuarial study)	51.3
Payments	(17.5)

Balances as of September 30, 2005	$99.1

During the third quarter, the Company initiated a new comprehensive actuarial study of all of its casualty reserves. Based on that study, the reserves for FELA, third-party, and occupational illness claims were increased, resulting in a charge to third quarter operating income of $37.8 million ($20.6 million, net of tax of $17.2 million). The net impact of this charge resulted in a reduction to basic earnings per share of $0.25 and of $0.27 for the quarter and year to date, respectively. The net impact of this charge resulted in a reduction to diluted earnings per shares of $0.21 and $0.22 for the quarter and year to date, respectively. The charge reflects the impact of higher settlements for major FELA and third-party claims and significant increases in the frequency of these claims in 2004 and 2005. In addition, the charge includes reserves for occupational illness including asbestos-related claims that were established on an actuarial basis for the first time.

Reserves for occupational illness claims were previously established through an assessment made on a case-by-case basis, and a liability was established when management determined that it was probable and reasonably estimable. No provision was made for occupational illness claims that may have been incurred but not yet reported, since the Company believed the low end of the range of reasonably possible loss was not material. During 2005 the company experienced a marked increase in the number of such claims, with 56 new claims in eight months compared to 36 in the full prior year. In light of these developments, the Company requested and obtained an actuarial study of these potential unasserted claims for the first time. The study indicated that existing reserves should be increased by $7.5 million.

Based on the results of the actuarial study, reserves for FELA and third-party claims were increased by $30.3 million. The majority of these increases are attributable to adverse experience occurring since last year’s study, including an increase in the number of new claims and adverse development in the dollar amount of potential settlements for many significant prior claims.

Management believes that its previous reserve estimates for those prior claims were reasonable based on the information available at the time. The Company is continuing its practice of accruing monthly for estimated claim costs at levels recommended by the actuarial study and evaluation of recent known trends, and those accruals have been increased accordingly.

14.	Other Post Employment Benefits. The Company provides certain medical, life and other post employment benefits other than pensions to its retirees. The medical and life plans are available to employees not covered under collective bargaining arrangements, who have attained age 60 and rendered ten years of service. Individuals employed as of December 31, 1992 were excluded from a specific service requirement. The medical plan is contributory and provides benefits for retirees, their covered dependents and beneficiaries. The medical plan provides for an annual adjustment of retiree contributions, and also contains, depending on the plan coverage selected, certain deductibles, co-payments, coinsurance and coordination with Medicare. The life insurance plan is non-contributory and covers retirees only. The Company’s policy, in most cases, is to fund benefits payable under these plans as the obligations become due. However, certain plan assets (money market funds held by a life insurance company) exist with respect to life insurance benefits. A life insurance company holds these assets and the Company receives an investment return on these assets based on the six-month Treasury Bill rate plus 25 basis points.

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

Net periodic post employment benefit cost included the following components (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Service cost	$0.1	$0.1	$0.2	$0.3
Interest cost	0.2	0.1	0.4	0.3
Expected return on plan assets		—		—

Net periodic postretirement benefit cost	$0.3	$0.2	$0.6	$0.6

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

15.	Business Segments. KCS reports financial information regarding its reportable operating segments on a basis consistent with that used internally for evaluating segment operating performance and allocating resources to segments. The Company manages the segments separately since each require different operating and marketing strategies and evaluates performance primarily on operating income.

KCS has two reportable segments, United States (or “U.S.”) and Mexico. Appropriate eliminations of revenue and expenses are recorded in deriving consolidated data. The U.S. segment consists of KCSR, Mexrail, the Gateway Eastern Railway Company, and Tex-Mex as well as corporate expenses. The Mexico segment consists of Grupo TFM, TFM and Arrendadora TFM. Each of these segments are supported by separate executive management, separate boards of directors, operate and serve different geographical regions, and are subject to different customs, laws, and tax regulations.

The following table summarizes the Company’s operations by business segment. The nine months ended September 30, 2005 represents the second and third quarter results following the acquisition of control of Grupo TFM, on April 1, 2005. Additionally, prior year amounts for Grupo TFM are not provided as these entities were not under the common control of KCS and accordingly, were not managed as a segment at the time.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Segment Revenues
U.S.	$201.8	$163.2	$597.0	$464.9
Mexico	182.8	—	366.9	—

Consolidated revenues	$384.6	$163.2	$963.9	$464.9

Segment operating income (loss)
U.S. operating income (loss)	$(21.0)	$19.2	$21.4	$56.1
Mexico operating income (loss)	19.1	—	(6.9)	—

Consolidated operating income (loss)	$(1.9)	$19.2	$14.5	$56.1

Consolidated net income (loss)	$112.7	$11.1	$95.7	$23.7

As of September 30, 2005
Assets: U.S.				$1916.9
Mexico				2389.0

Total Assets				$4305.9

16.	New Accounting Pronouncements.

SFAS 123R

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 (Revised), “Share-Based Payments” (“SFAS 123R”), which was initially effective for the first fiscal period ending after June 15, 2005. Under SFAS 123R, the Company will be required to measure the cost of employee service received in exchange for awards of stock options based upon the fair value of the options as of their grant date. The cost of the employee service will be recognized as compensation cost ratably over the option vesting period. Currently, the Company recognizes compensation expense pursuant to APB 25, whereby compensation expense is recognized to the extent that an option price is less than the market price of the stock at the date of the grant (the “Intrinsic Value”). Because KCS’s practice is to set the option exercise price equal to the market price of the stock as of the date of the grant, no compensation expense is recognized for financial reporting purposes. SFAS 123R allows the use of either the Black-Scholes or a lattice option-pricing model to calculate the fair value of options. SFAS 123R allows either a Modified Prospective Application, which applies to new awards and modified awards after the effective date, and to any unvested awards as service is rendered on or after the effective date, or a Modified Retrospective Application, which would apply to all prior years for which SFAS 123 was effective. Currently, the Company is evaluating these adoption alternatives and expects to complete this evaluation during the fourth quarter of 2005. Using the Black-Scholes method, the expense related to share-based compensation would have been $0.3 million and $0.4 million for the quarters ended September 30, 2005 and 2004, respectively. The impact on future operating results will be dependent on the type and extent of stock-based compensation to be granted as determined by the Company’s Compensation Committee and cannot be determined at this time. Effective April 21, 2005, SFAS 123R was amended to change the effective date to the first interim or annual reporting period of the registrant’s first fiscal year beginning after June 15, 2005. Accordingly, the Company anticipates implementing SFAS 123R during the first quarter of 2006.

Conditional Asset Retirement Obligations

In March 2005, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — and interpretation of FASB Statement No. 143. This interpretation clarifies that the term conditional asset retirement obligation, as used in FASB Statement No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing or method of settlement, or both, are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The Company is assessing the impact of the interpretation on its financial statements. The interpretation will require the recording of a cumulative effect of a change in accounting principle in the fourth quarter of 2005, if applicable.
17.	Transactions with Affiliates. On June 1, 2005, Southern Capital, a 50% owned joint venture investment of the company, completed the sale of 77 locomotives to KCSR. These locomotives had previously been leased to KCSR under a single lease agreement, which contained an option for KCSR to purchase the locomotives. Upon the expiration of this lease on June 1, 2005, KCSR exercised its option and purchased the locomotives for $16.5 million resulting in a gain to Southern Capital of approximately $7.7 million. This gain has been recognized by Southern Capital. The Company accounts for its investment in Southern Capital under the equity method of accounting. Accordingly, the Company has deferred recognition of its portion of the gain of approximately $3.9 million and is amortizing this gain into income as a reduction to depreciation expense over the depreciable lives of the locomotives.

18.	Subsequent Event

On October 24, 2005, TFM entered into a new credit agreement, (“the 2005 TFM Credit Agreement), in an aggregate amount of up to $106 million with Bank of America, N.A., BBVA Bancomer, S.A., Institución de Banca Múltiple, Grupo Financiero BBVA Bancomer, and the other lenders named in the 2005 TFM Credit Agreement. Proceeds from the credit agreement will be used by TFM to pay all amounts outstanding under the Bridge Loan Agreement, dated September 15, 2005, and all remaining amounts outstanding under the $186.4 million Credit Agreement, dated June 24, 2004, and for other general corporate purposes. The maturity date for the credit facility is October 28, 2008. The 2005 TFM Credit Agreement contains covenants that restrict or prohibit certain actions, including, but not limited to, TFM’s ability to incur debt, create or suffer to exist liens, make prepayments of particular debt, pay dividends, make investments, engage in transactions with stockholders and affiliates, issue capital stock, sell certain assets, and engage in mergers and consolidations or in sale-leaseback transactions. Except for certain circumstances, our capital expenditures may not exceed certain amounts for any period of four consecutive fiscal quarters. In addition, TFM must meet certain consolidated interest coverage ratios, consolidated leverage ratios, and fixed charge coverage ratios. Failure to maintain compliance with covenants would constitute a default. Other events of default include, but are not limited to, certain payment defaults, certain bankruptcy and liquidation proceedings, a change of control, and certain adverse judgments or government actions. Any event of default would trigger acceleration of the time for payment of any amounts outstanding under the 2005 TFM Credit Agreement.

On November 2, 2005, the Company purchased 75 locomotives for $32.6 million plus the assumption of approximately $95.9 million in debt and accrued interest. The Company intends to sell all of the locomotives to an unaffiliated third party, but has not entered into a long-term leveraged lease of the locomotives.

On November 4, 2005, with an effective date of September 30, 2005, the Company executed the Third Amendment to the KCSR Credit Facility. The Third Amendment changed the definition of EBITDA to exclude the third quarter 2005 KCSR claims reserve adjustment of $35.7 million for purposes of calculating EBITDA in determining compliance with our covenants.

19.	Condensed Consolidating Financial Information. KCSR has outstanding $200.0 million of 9 1/2% Senior Notes due 2008 and $200.0 million of 7 1/2% Senior Notes due 2009. Both of these note issues are unsecured obligations of KCSR, however, they are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by KCS and certain of the subsidiaries (all of which are wholly-owned) within the KCS consolidated group. Both TFM and Mexrail are non-guarantor subsidiaries. These notes were registered with the SEC and issued in exchange for privately placed notes having substantially identical terms and associated guarantees to the respective exchange note issues. All of the privately placed senior notes for each issue were exchanged for $200.0 million of registered exchange notes for each respective note issue.

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered.” This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with U.S. GAAP.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Nine months ended September 30, 2005 (dollars in millions)
				Non-
			Guarantor	Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS
Revenues	$—	$540.6	$15.4	$431.3	$(23.4)	$963.9
Operating expenses	13.6	498.2	14.8	446.2	(23.4)	949.4

Operating income (loss)	(13.6)	42.4	0.6	(14.9)	—	14.5
Equity in net earnings (losses) of unconsolidated affiliates and subsidiaries	108.7	0.5	—	(1.4)	(107.1)	0.7
Interest expense	(3.6)	(41.9)	2.7	(49.0)	1.3	(90.5)
Debt retirement costs	—	—	—	(3.9)	—	(3.9)
Other income & expense	(6.9)	4.4	—	148.1	(1.2)	144.4

Income (loss) before income taxes and minority interest	84.6	5.4	3.3	78.9	(107.0)	65.2
Income tax provision (benefit)	(11.1)	2.5	1.1	(5.2)	—	(12.7)

Income before minority interest	95.7	2.9	2.2	84.1	(107.0)	77.9
Minority interest	—	—	—	(17.8)	—	(17.8)

Net income (loss)	$95.7	$2.9	$2.2	$101.9	$(107.0)	$95.7

	Nine months ended September 30, 2004 (dollars in millions)
				Non-
			Guarantor	Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS
Revenues	$—	$461.6	$15.5	$10.5	$(22.7)	$464.9
Operating expenses	10.6	393.7	14.5	12.7	(22.7)	408.8

Operating income (loss)	(10.6)	67.9	1.0	(2.2)	—	56.1
Equity in net earnings (losses) of
Unconsolidated affiliates and Subsidiaries	30.7	6.8	—	5.0	(36.8)	5.7
Interest expense	(0.6)	(32.4)	(0.3)	—	0.3	(33.0)
Debt retirement costs	—	(4.2)	—	—	—	(4.2)
Other income	0.2	10.9	0.1	0.9	(0.3)	11.8

Income (loss) before income taxes	19.7	49.0	0.8	3.7	(36.8)	36.4
Income tax provision (benefit)	(4.0)	16.4	0.3	—	—	12.7

Net income (loss)	$23.7	$32.6	$0.5	$3.7	$(36.8)	$23.7

CONDENSED CONSOLIDATING BALANCE SHEETS

	As of September 30, 2005 (dollars in millions)
				Non-
			Guarantor	Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS
ASSETS
Current assets	$3.4	$242.5	$22.0	$299.8	$(70.8)	$496.9
Investments	1,700.9	422.3	—	431.5	(2,496.9)	57.8
Properties, net	0.1	1,473.0	3.8	699.7	—	2,176.6
Concession rights	—	—	—	1,309.4	—	1,309.4
Intangibles and other assets	11.3	34.6	2.5	230.1	(13.3)	265.2

Total assets	$1,715.7	$2,172.4	$28.3	$2,970.5	$(2,581.0)	$4,305.9

LIABILITIES AND EQUITY
Current liabilities	$203.5	$163.9	$2.4	$380.8	$(63.4)	$687.2
Long-term debt	0.2	652.4	0.7	812.3	—	1,465.6
Payable to affiliates	15.5	—	0.6	7.6	(23.7)	—
Deferred income taxes	(11.7)	419.0	0.4	5.3	(13.3)	399.7
Other liabilities	84.7	97.3	13.9	134.0	—	329.9
Minority interest	—	—	—	—	—	—
Stockholders’ equity	1,423.5	839.8	10.3	1,630.5	(2,480.6)	1,423.5

Total liabilities and equity	$1,715.7	$2,172.4	$28.3	$2,970.5	$(2,581.0)	$4,305.9

	As of December 31, 2004 (dollars in millions)
				Non-
			Guarantor	Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS
ASSETS
Current assets	$13.7	$231.9	$12.5	$13.2	$(17.7)	$253.6
Investments	878.6	436.5	—	420.1	(1,250.3)	484.9
Properties, net	0.2	1,420.0	3.8	—	—	1,424.0
Restricted funds	200.0	—	—	—	—	200.0
Goodwill and other assets	51.9	26.2	1.7	11.0	(12.7)	78.1

Total assets	$1,144.4	$2,114.6	$18.0	$444.3	$(1,280.7)	$2,440.6

LIABILITIES AND EQUITY
Current liabilities	$79.0	$143.1	$1.8	$39.6	$(17.7)	$245.8
Long-term debt	0.2	654.9	0.7	—	—	655.8
Payable to affiliates	17.1	—	0.7	—	(17.8)	—
Deferred income taxes	19.7	422.3	0.2	1.4	(12.7)	430.9
Other liabilities	3.9	57.8	6.5	15.4	—	83.6
Stockholders’ equity	1,024.5	836.5	8.1	387.9	(1,232.5)	1,024.5

Total liabilities and equity	$1,144.4	$2,114.6	$18.0	$444.3	$(1,280.7)	$2,440.6

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine months ended September 30, 2005 (dollars in millions)
				Non-
			Guarantor	Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS
Net cash flows provided by (used for) operating activities:
Excluding intercompany activity	$(2.7)	$70.3	$11.5	$65.1	$—	$144.2
Intercompany activity	16.1	(13.2)	(9.3)	6.4	—	—
Net cash flows provided by (used for) operating activities:	$13.4	$57.1	$2.2	$71.5	$—	$144.2

Investing activities:
Property additions	—	(96.0)	(0.4)	(42.0)	—	(138.4)
Proceeds from disposal of property	—	5.7	—	0.2	—	5.9
Investments in and loans to affiliates	(5.5)	(3.9)	—	(11.4)	10.7	(10.1)
Acquisition Costs	(8.5)	—	—	—	—	(8.5)
Cash acquired from Mexrail	—	—	—	3.0	—	3.0
Cash acquired from Grupo TFM	—	—	—	5.5	—	5.5
Repayment of loans to affiliates	—	10.6	—	6.7	(17.3)	—
Other, net	—	(3.5)	4.2	(0.7)	—	—

Net	(14.0)	(87.1)	3.8	(38.7)	(6.6)	(142.6)

Financing activities:
Proceeds from issuance of long-term debt	—	122.0	—	501.0	—	623.0
Repayment of long-term debt	(1.0)	(94.6)	—	(474.8)	—	(570.4)
Capital Contribution	—	—	—	5.5	(5.5)	—
Proceeds from loans from affiliates	5.2	—	—	—	(5.2)	—
Repayment of loans from affiliates	(6.7)	—	—	(10.6)	17.3	—
Debt issuance costs	—	(2.3)	—	(12.4)	—	(14.7)
Proceeds from stock plans	0.9	—	—	—	—	0.9
Cash dividends paid	(6.6)	—	—	—	—	(6.6)

Net	(8.2)	25.1	—	8.7	6.6	32.2

Cash and cash equivalents:
Net increase (decrease)	(8.8)	(4.9)	6.0	41.5	—	33.8
At beginning of period	10.5	27.5	0.2	0.4	—	38.6

At end of period	$1.7	$22.6	$6.2	$41.9	$—	$72.4

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine months ended September 30, 2004 (dollars in millions)
				Non-
			Guarantor	Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS
Net cash flows provided by (used for) operating activities:
Excluding intercompany activity	$(19.4)	$152.3	$0.1	$(1.1)	$0.4	$132.3
Intercompany activity	31.8	(34.8)	1.0	2.0	—	—
Net cash flows provided by operating activities:	$12.4	$117.5	$1.1	$0.9	$0.4	$132.3

Investing activities:
Property acquisitions	—	(93.1)	(0.3)	—	—	(93.4)
Proceeds from disposal of property	—	2.5	—	—	—	2.5
Investments in and loans to affiliates	(32.6)	(7.0)	—	(8.1)	6.5	(41.2)
Repayment of loans to affiliates	—	—	—	6.1	(6.1)	—
Other, net	(6.5)	(0.4)	(0.1)	—	(0.4)	(7.4)

Net	(39.1)	(98.0)	(0.4)	(2.0)	—	(139.5)

Financing activities:
Proceeds from issuance of long-term debt	—	150.0	—	—	—	150.0
Repayment of long-term debt	—	(101.0)	(1.0)	—	—	(102.0)
Proceeds from loans from affiliates	6.5	—	—	—	(6.5)	—
Repayment of loans from affiliates	(6.1)	—	—	—	6.1	—
Debt issuance costs	—	(3.3)	—	—	—	(3.3)
Proceeds from stock plans	3.7	—	—	—	—	3.7
Cash dividends paid	(6.6)	—	—	—	—	(6.6)

Net	(2.5)	45.7	(1.0)	—	(0.4)	41.8

Cash and cash equivalents:
Net increase (decrease)	(29.2)	65.2	(0.3)	(1.1)	—	34.6
At beginning of period	39.9	94.0	0.1	1.4	—	135.4

At end of period	$10.7	$159.2	$(0.2)	$0.3	$—	$170.0

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion set forth below, as well as other portions of this Form 10-Q, contains forward-looking statements that are not based upon historical information. Such forward-looking statements are based upon information currently available to management and management’s perception thereof as of the date of this Form 10-Q. Readers can identify these forward-looking statements by the use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. The actual results of operations of Kansas City Southern (“We”, “Our”, “KCS” or the “Company”) could materially differ from those indicated in forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Risk Factors” and “ — Cautionary Information” which is on file with the U.S. Securities and Exchange Commission (File No. 1-4717) and which “Risk Factors” and “Cautionary Information” sections are hereby incorporated by reference herein. Readers are strongly encouraged to consider these factors when evaluating forward-looking statements. We will not update any forward-looking statements set forth in this Form 10-Q.
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
Corporate Overview
KCS, a Delaware corporation, is a holding company with principal subsidiaries and affiliates including the following:
•	The Kansas City Southern Railway Company (“KCSR”), a wholly-owned subsidiary;

•	Mexrail, Inc. (“Mexrail”), a wholly-owned consolidated affiliate; Mexrail owns 100% of the Texas-Mexican Railway Company (“Tex-Mex”);

•	Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. (“Grupo TFM”), a wholly-owned subsidiary, which owns all but one share of TFM, S.A. de C.V. (“TFM”). TFM owns 98% of Arrendadora TFM, S.A. de C.V. (“Arrendadora TFM”), with the remaining 2% owned by Grupo TFM. Arrendadora TFM owns one share of TFM. Arrendadora TFM was incorporated on September 27, 2002 under the Mexican Law regulations and its only operation is the leasing to TFM of the locomotives and freight cars acquired through the privatization and subsequently sold to Arrendadora TFM by TFM (locomotives in 2002 and freight cars in 2003.) TFM owns 49% of Mexrail. On April 1, 2005 KCS completed its acquisition of control of Grupo TFM and as of that date, Grupo TFM became a consolidated subsidiary of KCS. On September 12, 2005, the Company and its subsidiaries, TFM and Grupo TFM, along with the Mexican holding company Grupo TMM, entered into a settlement agreement with the Mexican government resolving the controversies and disputes between the companies and the Mexican government concerning the payment of a VAT refund to TFM and the purchase of the remaining shares of TFM owned by the Mexican government. As a result of this settlement, KCS and its subsidiaries now own 100% of Grupo TFM. For the first quarter of 2005, pending completion of the acquisition, KCS accounted for its investment in Grupo TFM on the equity basis of accounting.

•	Southern Capital Corporation, LLC (“Southern Capital”), a 50% owned unconsolidated affiliate that leases locomotives and freight cars to KCSR;

•	Panama Canal Railway Company (“PCRC”), an unconsolidated affiliate of which KCSR owns 50% of the common stock. PCRC owns all of the common stock of Panarail Tourism Company (“Panarail”).
KCS, as the holding company, supplies its various subsidiaries with managerial, legal, tax, financial and accounting services, in addition to managing other “non-operating” investments.
EXECUTIVE SUMMARY
Overview
During the first quarter of 2005, we operated under one reportable business segment in the rail transportation industry. Beginning in the second quarter of 2005 with the acquisition of a controlling interest in Grupo TFM, we began operating under two reportable business segments, which are defined geographically as United States (“U.S.”) and Mexico. The U.S. segment consists primarily of KCSR and Mexrail while Mexico includes primarily Grupo TFM and its operating subsidiary

TFM. In both the U.S. and the Mexico segments, we generate our revenues and cash flows by providing our customers with freight delivery services both within our regions, and throughout North America through connections with other Class I rail carriers. Our customers conduct business in a number of different industries, including electric-generating utilities, chemical and petroleum products, paper and forest products, agriculture and mineral products, automotive products and intermodal transportation.
We use our cash flows to support our operations and invest in our infrastructure. The rail industry is a capital-intensive industry, and our capital expenditures are a significant use of cash each year. For the nine months ended September 30, 2005, consolidated capital expenditures were approximately $138.4 million. For the full year 2005, total Capital expenditures are expected to be approximately $319.0 million, including $59 million for the acquisition of 30 additional locomotives. A more detailed discussion of capital expenditures is found in the “Liquidity and Capital Resources” section below.
For the first quarter of 2005, Grupo TFM was an unconsolidated affiliate, and we used the equity method of accounting to recognize our proportionate share of Grupo TFM’s earnings. As further described in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2004 (“2004 Form 10-K”), on December 15, 2004, KCS entered into the Amended and Restated Acquisition Agreement (the “Acquisition Agreement”) with Grupo TMM, S.A. (“TMM”) and other parties under which KCS acquired control of TFM through the purchase of TMM’s shares of Grupo TFM (the “Acquisition”). Grupo TFM held an 80% economic interest in TFM and all of the shares of stock with full voting rights of TFM. The remaining 20% economic interest in TFM was owned by the Mexican government in the form of shares with limited voting rights. The Mexican government had certain limited put rights with respect to its TFM shares as discussed in Part II, Item 7 of our 2004 Form 10-K. On March 29, 2005, at a special meeting of the KCS shareholders, approval of the issuance of shares of KCS common stock in connection with the Acquisition was received and closing was completed on April 1, 2005. Accordingly, beginning in the second quarter of 2005, KCS began including the operating revenues and expenses of Grupo TFM in its consolidated financial statements.
On September 12, 2005, the Company and its subsidiaries, TFM and Grupo TFM, along with the Mexican holding company Grupo TMM, entered into a settlement agreement with the Mexican government, resolving the controversies and disputes between the companies and the Mexican government concerning the payment of a VAT refund to TFM and the obligation to purchase the remaining shares of TFM owned by the Mexican government (the “VAT/Put Settlement”). As a result of the VAT/Put Settlement, KCS and its subsidiaries now own 100% of Grupo TFM and TFM shares. The potential obligation of KCS, Grupo TFM and Grupo TMM to acquire the Mexican government’s remaining 20% ownership of TFM has been eliminated; and the legal obligation of the Mexican government to issue the VAT refund to TFM has been satisfied. There was no cash exchanged between the parties to the settlement agreement. In addition, the parties entered into mutual releases of all existing and potential claims relating to the VAT refund and the Put obligation, and entered into an agreement to dismiss all of the existing litigation between the parties.
As a result of the VAT/Put Settlement, KCS is required to make a contingency payment of $110.0 million to Grupo TMM in accordance with the terms of the December 15, 2004 Amended and Restated Acquisition Agreement in a combination of stock, notes and cash. In addition, a contingent payment of $9.0 million to JSIB also became payable on successful completion of the VAT/Put Settlement. The $9.0 million is payable in cash or in stock (shares to be determined based on the VWAP 20 days prior to the settlement) at the Company’s discretion.
Effective January 1, 2005, the financial results of Mexrail were consolidated into KCS as a result of the Surface Transportation Board’s approval of the Company’s application for authority to control KCSR, the Gateway Eastern Railway Company and Tex-Mex. The trustee transferred shares representing 51% ownership of Mexrail from a trust to KCS, on January 1, 2005. An evaluation of the fair value of the assets and liabilities of Mexrail was completed in the first quarter of 2005 and the financial results of Mexrail have been consolidated into the consolidated financial statements of KCS.
Operating Segments
Operating units that are reported as segments include the U.S. and Mexico segments. Appropriate eliminations of revenue and reclassifications of operating revenues and expenses have been recorded in deriving consolidated data. The U.S. segment consists primarily of KCSR and Tex-Mex. Mexico consists of Grupo TFM, TFM and Arrendadora TFM. Each of these segments are supported by separate executive management, operate and serve different geographical regions, and are subject to different customs, laws, and tax regulations.

Third Quarter Analysis
Consolidated net income for the third quarter 2005 increased $101.6 million compared to the third quarter of 2004 primarily as a result of a $131.9 million gain (excluding the tax benefit of $2.8 million, derived from certain consulting fees) resulting from the VAT/Put Settlement, partially offset by a reduction in operating income of $21.1. The reduction in operating income was primarily the result of an additional $37.8 million charge to recognize additional losses related to casualty injury claim reserves determined as a result of an actuarial study which was completed during the third quarter of 2005.
On a consolidated basis, both revenues and operating expenses were significantly impacted by the acquisitions completed during the year. In addition to the acquisitions, revenue growth for the third quarter of 2005 as well as the year to date period continues to be driven by targeted rate increases and increased fuel surcharges to help offset rising fuel prices. Consolidated operating costs generally increased consistent with the volume increases, although price increases are also impacting compensation and benefits and fuel expense.
Excluding equity in earnings from Grupo TFM, equity in net earnings from unconsolidated subsidiaries improved substantially in the third quarter of 2005 compared to the third quarter of 2004. This improvement was the result of equity in earnings from our investment in the Mexico City Terminal Railway operation through Grupo TFM, as well as improved operating results at PCRC resulting from steady growth in container volumes during the second and third quarters of 2005.
2005 Outlook
For the fourth quarter of 2005, management expects the improving North American economy to yield improvements and gains in our operating income. As a result of the KCS acquisition of Mexrail on January 1, 2005 and Grupo TFM on April 1, 2005, their financial results are now being consolidated into KCS.
By uniting KCSR, Grupo TFM and Tex-Mex under the common control of KCS, we believe KCS will be a stronger, more competitive railway network through improved operating efficiencies resulting from common control and ownership. Additionally, we believe that common control of these railroads provides enhanced competition and gives shippers a stronger transportation alternative in moving goods between the United States, Mexico and Canada. As a result of the combination, however, factors that affect the Mexican economy and business climate, such as foreign exchange rates, tax laws and inflation, will directly impact the consolidated results of KCS. Due to their variability, we are unable to predict the impact of such factors on KCS’s consolidated results.
For the remainder of 2005, we expect the continued strength of the North American economy to continue to drive higher demand for rail transportation services. Further, recovery from hurricanes Emily, Rita and Katrina (the“Hurricanes”) in the Gulf Coast regions and in Mexico are expected to drive additional revenues as customers reopen their facilities. With certain exceptions, we expect increases in variable operating expenses to be proportionate to revenue activities. Gains in operating efficiencies are expected to be identified as a result of process improvement initiatives in Mexico as we prepare to implement our transportation operating system in 2006. Fuel prices are expected to fluctuate with market conditions and will continue to have a significant impact on our operating expenses. For the remainder of 2005, we have approximately 11% of our projected consolidated fuel consumption hedged through fuel swaps. For 2005, fuel surcharges will be the primary hedge against fuel price volatility currently present within the market.
RECENT DEVELOPMENTS
Purchase of Locomotives. On November 3, 2005, the Company purchased 75 locomotives, for $32.6 million plus the assumption of approximately $95.9 million in debt and accrued interest. The Company intends to sell all of the locomotives to an unaffiliated third party and enter into a long-term leveraged lease of the locomotives.
KCS Credit Agreement Amendment. On September 30, 2005, KCS, KCSR, and certain of its subsidiaries entered into a second amendment of its existing credit agreement. The credit agreement was amended to increase the revolving credit facility commitment by $25.0 million to a total available line of credit of $125.0 million. The borrowing spread on the revolving credit facility was reduced by 50 basis points, while the borrowing spread on the term loan facility was reduced by 25 basis points (based on certain financial statement attributes). The revolving credit facility has a maturity date of March 20, 2007 while the term loan facility has a maturity date of March 20, 2008. Additionally, the capital expenditure limit was eliminated and certain other nonmaterial changes were made to the Credit Facility as part of the amendment. Failure to maintain compliance with covenants under the debt facility would result in an acceleration of the maturity date.
On November 4, 2005, KCS, KCSR and certain of its subsidiaries entered into a third amendment of its existing credit agreement. The credit agreement was amended to modify the definition of “EBITDA” in order to exclude from the definition certain non-cash charges not to exceed $35.7 million in the aggregate for the fiscal quarter ending on September 30, 2005, with respect to an increase in claim reserves.

TFM New Credit Agreement. On October 24, 2005, TFM entered into a new credit agreement, (“the 2005 TFM Credit Agreement”), in an aggregate amount of up to $106 million with Bank of America, N.A., BBVA Bancomer, S.A., Institución de Banca Múltiple, Grupo Financiero BBVA Bancomer, and the other lenders named in the 2005 TFM Credit Agreement. Proceeds from the credit agreement will be used by us to pay all amounts outstanding under the Bridge Loan Agreement, dated September 15, 2005, and all remaining amounts outstanding under the $186.4 million Credit Agreement, dated June 24, 2004, and for other general corporate purposes. The maturity date for the credit facility is October 28, 2008. The 2005 TFM Credit Agreement contains covenants that restrict or prohibit certain actions, including, but not limited to, our ability to incur debt, create or suffer to exist liens, make prepayments of particular debt, pay dividends, make investments, engage in transactions with stockholders and affiliates, issue capital stock, sell certain assets, and engage in mergers and consolidations or in sale-leaseback transactions. Except for certain circumstances, our capital expenditures may not exceed certain amounts for any period of four consecutive fiscal quarters. In addition, we must meet certain consolidated interest coverage ratios, consolidated leverage ratios, and fixed charge coverage ratios. Failure to maintain compliance with covenants would constitute a default. Other events of default include, but are not limited to, certain payment defaults, certain bankruptcy and liquidation proceedings, a change of control, and certain adverse judgments or government actions. Any event of default would trigger acceleration of the time for payment of any amounts outstanding under the 2005 TFM Credit Agreement.
Stockholder Rights Plan. In connection with the expiration of the Rights Agreement, dated as of September 19, 1995, between the Company and Harris Trust & Savings Bank, as Rights Agent, which associated Rights (as defined therein) expired on October 12, 2005, the Board of Directors of the Company has approved a plan to replace its rights plan. The Company, therefore, has entered into a Rights Agreement with UMB Bank, n.a., dated as of September 29, 2005 (the “Rights Agreement”). The Board of Directors of the Company has declared a dividend distribution of one Right for each outstanding share of Company Common Stock to stockholders of record at the close of business on October 12, 2005 (the “Record Date”). Each Right entitles the registered holder to purchase from the Company 1/1000ths of a share of Series A Preferred Stock (“Preferred Stock”), or in some circumstances, shares of the Company’s Common Stock, other securities, cash or other assets, at a purchase price of $100 per share. Both shares and purchase rights are subject to adjustment as further described “Note 12 — Stockholder Rights Plan” to the Financial Statements.
The Rights, may have the effect of impeding a change in control of the Company without the prior consent of the Board, and the Rights could cause substantial dilution to a person that attempts to acquire the Company, without conditioning the offer on redemption of the Rights by the Board, or on the acquisition by such person of a substantial number of Rights. The Rights will not interfere with any Permitted Offer for all of the outstanding Common Stock that has the approval of the Independent Directors.
Resolution of Value Added Tax (“VAT”) Lawsuit and VAT contingency payment under the acquisition agreement. On September 12, 2005, the Company and its subsidiaries, TFM and Grupo TFM, along with the Mexican holding company Grupo TMM, entered into a settlement agreement with the Mexican government, resolving the controversies and disputes between the companies and the Mexican government concerning the payment of a VAT refund to TFM and the obligation to purchase the remaining shares of TFM owned by the Mexican government. As a result of this settlement, KCS and its subsidiaries now own 100% of Grupo TFM and TFM shares. The potential obligation of KCS, Grupo TFM and Grupo TMM to acquire the Mexican government’s remaining 20% ownership of TFM has been eliminated; and the legal obligation of the Mexican government to issue the VAT refund to TFM has been satisfied. There was no cash exchanged between the parties to the settlement agreement. In addition, the parties entered into mutual releases of all existing and potential claims relating to the VAT refund and the Put obligation, and entered into an agreement to dismiss all of the existing litigation between the parties.
As a result of the VAT/Put Settlement, KCS is required to make a contingency payment of $110.0 million to Grupo TMM in accordance with the terms of the December 15, 2004 Amended and Restated Acquisition Agreement in a combination of stock, notes and cash. In addition, a contingent payment of $9.0 million to JSIB also became payable on successful completion of the VAT/Put Settlement. The $9.0 million is payable in cash or in stock (shares to be determined based on the VWAP 20 days prior to the settlement) at the Company’s discretion.

Tex-Mex enters into Loan Agreement. On July 13, 2005, Tex-Mex entered into an agreement with the Federal Railroad Administration (“FRA”) with an effective date of June 28, 2005 to borrow $50.0 million to be used for safety and infrastructure improvements. These improvements are expected to increase efficiency and capacity in order to accommodate growing freight rail traffic related to the NAFTA corridor. Tex-Mex drew the first $10.0 million on July 13, 2005 to apply to capital projects currently in progress. The loan is being made under the Railroad Rehabilitation and Improvement Financing Program (RRIF) administered by the FRA. The loan is guaranteed by Mexrail, which has issued a Pledge Agreement in favor of the lender equal to the gross revenues earned by Mexrail on per-car fees charged for traffic crossing the International Rail Bridge located in Laredo, Texas.
KCSR Branch Line Lease Agreement. On July 20, 2005, KCSR and Watco Companies announced the lease of five of KCSR’s branch lines in Oklahoma, Arkansas, Louisiana and Alabama to three subsidiary railroads of Watco, a short line railroad company. These lease agreements are for a period of ten years, subject to earlier termination in accordance with the terms of the applicable lease agreement. The lease agreements are renewable for an additional ten years upon mutual agreement by KCS and the applicable lessee. Under each of these agreements, the lessee has agreed to pay KCS rent annually for the leased property in an amount based on the lessee’s revenue derived from the leased property that is received from traffic interchanged to carriers other than KCS for the annual period for which the lease amounts are due. Under the lease agreements, these branch lines will continue to receive rail service, but from the three railroads owned by Watco instead of KCSR. KCSR will continue to bill the revenue and pay a per car fee to Watco for the services provided.
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
Loss of Foreign Private Issuer Status for Grupo TFM and TFM. KCS acquired a controlling interest in Grupo TFM and TFM, effective April 1, 2005. As a consequence of this change in control, Grupo TFM and TFM have ceased to qualify as a foreign private issuer for purposes of our reporting obligations to the Securities and Exchange Commission, or SEC. Accordingly, Grupo TFM and TFM have begun filing current reports on Form 8-K, and will begin filing quarterly reports on Form 10-Q (beginning with respect to the second fiscal quarter of 2005) and annual reports on Form 10-K (beginning with respect to fiscal year 2005).
RESULTS OF OPERATIONS
Net Income. Consolidated net income for the third quarter 2005 increased $101.6 million compared to the third quarter of 2004 primarily as a result of a $131.9 million gain resulting from the VAT/Put Settlement, partially offset by a reduction in operating income of $21.1. Additionally, consolidated net income, increased due to a reduction in provision for income taxes of $26.3 million yielding a tax benefit of $19.8 million (including the tax benefit of $2.8 million, derived from certain consulting fees incurred in connection with the VAT/Put Settlement).
The reduction in consolidated operating income was driven primarily by an additional $37.8 million charge to recognize additional losses related to personal injury claims determined as a result of an actuarial study which was completed during the third quarter of 2005. On a consolidated basis, both revenues and operating expenses were significantly impacted by the acquisitions completed during the year. In addition to the acquisitions, revenue growth for the third quarter of 2005 as well as the year to date period continues to be driven by increased volume, targeted rate increases and increased fuel surcharges to help offset rising fuel prices. Consolidated operating costs generally increased consistent with the volume increases, although price increases are also impacting compensation and benefits and fuel expense.
On a segment basis, Mexico had operating income for the quarter of $19.1 million while the U.S. segment had an operating loss of $21.0 million primarily attributable to the charge to casualty reserves described above.
The following table summarizes the income statement components of KCS for the quarters ended September 30, 2005 and 2004 respectively, (in millions):

	Three Months
	Ended September 30,		Change
	2005	2004	In Dollars	Percentage
Revenues	$384.6	$163.2	$221.4	135.7%
Operating expenses	386.5	144.0	242.5	168.4%

Operating income	(1.9)	19.2	(21.1)	(109.9%)
Equity in net earnings of unconsolidated affiliates	1.3	1.1	.2	18.2%
Interest expense	(39.5)	(11.3)	(28.2)	(249.6%)
VAT/Put settlement gain, net	131.9	—	131.9	nm
Other income	1.1	8.6	(7.5)	(87.2%)

Income before income taxes and minority interest	92.9	17.6	75.3	427.8%
Income tax (benefit) provision	(19.8)	6.5	(26.3)	(404.6%)

Net income	$112.7	$11.1	$101.6	nm

nm — percentage not meaningful

The following table summarizes the consolidated income statement components of KCS for the year to date periods ended September 30, 2005 and 2004 respectively, (in millions):

	Nine Months
	Ended September 30,		Change
	2005	2004	In Dollars	Percentage
Revenues	$963.9	$464.9	$499.0	107.3%
Operating expenses	949.4	408.8	540.6	132.2%

Operating income	14.5	56.1	(41.6)	(74.2%)
Equity in net earnings (losses) of unconsolidated affiliates	.7	5.7	(5.0)	(87.7%)
Interest expense	(90.5)	(33.0)	(57.5)	174.2%
Debt retirement costs	(3.9)	(4.2)	0.3	(7.1%)
VAT/Put settlement gain, net	131.9	—	131.9	nm
Other income	12.5	11.8	0.7	5.9%

Income before income taxes and minority interest	65.2	36.4	28.8	79.1%
Income tax provision	(12.7)	12.7	(25.4)	(200.0%)

Income before minority interest	77.9	23.7	54.2	228.7%
Minority interest	(17.8)	—	(17.8)	nm

Net income	$95.7	$23.7	$72.0	(303.8%)

nm — percentage not meaningful
U.S. Results. Revenue for our U.S. segment constituted approximately 52.5% and 100% of KCS’s consolidated revenue for the quarters ended September 30, 2005 and 2004, respectively and 61.9% and 100.0% of KCS’s consolidated revenue for the year to date ended September 30, 2005 and 2004, respectively.
The following table summarizes U.S. revenues, including the revenues and carload statistics of KCSR and Mexrail, for the quarters ended September 30, 2005. For the year ended September 30, 2004 the revenues and carload statistics are KCSR only. Certain prior year amounts have been reclassified to conform to the current year presentation.

					Carloads and
	Revenues				Intermodal Units
	(in millions)				(in thousands)
	Three Months				Three Months
	Ended September 30,		Change		Ended September 30,		Change
	2005	2004	In Dollars	Percentage	2005	2004	In Units	Percentage
General commodities:
Chemical and petroleum	$38.4	$34.4	$4.0	11.6%	39.9	37.8	2.1	5.6%
Forest products and metals	55.4	46.4	9.0	19.4%	55.9	52.9	3.0	5.7%
Agricultural and mineral	42.6	29.1	13.5	46.4%	47.0	35.9	11.1	30.9%

Total general commodities	136.4	109.9	26.5	24.1%	142.8	126.6	16.2	12.8%
Intermodal and automotive	18.6	17.4	1.2	6.9%	83.5	88.3	(4.8)	(5.4%)
Coal	33.0	22.7	10.3	45.4%	61.1	48.0	13.1	27.3%

Carload revenues and carload and intermodal units	188.0	150.0	38.0	25.3%	287.4	262.9	24.5	9.3%

Other freight revenues	0.2	2.7	(2.5)	(92.6%)
Other revenues	13.5	10.5	3.0	28.6%

U.S. revenues	$201.7	$163.2	$38.5	23.6%

The following table summarizes U.S. revenues, including the revenues and carload statistics of KCSR and Mexrail, for the year to date periods ended September 30, 2005 and 2004. Certain prior year amounts have been reclassified to conform to the current year presentation.

					Carloads and
	Revenues				Intermodal Units
	(in millions)				(in thousands)
	Nine Months				Nine Months
	Ended September 30,		Change		Ended September 30,		Change
	2005	2004	In Dollars	Percentage	2005	2004	In Units	Percentage
General commodities:
Chemical and petroleum	$116.4	$100.1	$16.3	16.3%	125.4	111.1	14.3	12.9%
Forest products and metals	161.8	121.3	40.5	33.4%	172.6	145.7	26.9	18.5%
Agricultural and mineral	132.3	89.8	42.5	47.3%	154.0	110.5	43.5	39.4%

Total general commodities	410.5	311.2	99.3	31.9%	452.0	367.3	84.7	23.1%
Intermodal and automotive	56.3	48.5	7.8	16.1%	256.8	256.0	0.8	0.3%
Coal	90.7	67.9	22.8	33.6%	173.3	144.2	29.1	20.2%

Carload revenues and carload And intermodal units	557.5	427.6	129.9	30.4%	882.1	767.5	114.6	14.9%

Other freight revenues	0.9	8.0	(7.1)	(88.8%)
Other revenues	38.6	29.3	9.3	31.7%

U.S. revenues	$597.0	$464.9	$132.1	28.4%

U.S. Revenues. For the quarter and year to date periods ended September 30, 2005, U.S. revenues increased $38.5 million and $132.1 million, respectively. The Mexrail acquisition accounted for $18.1 million and $52.7 million of the increase in revenues for the quarter and year to date periods ended September 30, 2005, respectively. KCSR experienced revenue increases in all commodity groups due to a combination of higher carloadings, targeted price improvements and increased fuel surcharge revenue. Fuel surcharges accounted for $7.7 million and $22.8 million of the increase in revenues for the quarter and year to date periods ended September 30, 2005, respectively, compared to the same periods in 2004. The following discussion provides an analysis of our revenues by commodity group.
     Chemical and petroleum products. For the quarter and year to date periods ended September 30, 2005, U.S. chemical and petroleum products experienced increases in revenues in all commodity groups with the exception of inorganic chemicals. These increases were attributed to higher production, certain targeted rate increases and fuel surcharges. These revenue increases were partially offset by the effects of plant and production shutdowns resulting from the Hurricanes during the 3rd quarter of 2005. The impact of the Mexrail consolidation increased revenues by $3.2 million and $9.0 million in the chemical and petroleum product commodities for the quarter and year to date ended September 30, 2005, respectively.
     Forest products and metals. For the quarter ended September 30, 2005, forest products and metals revenue for the U.S. segment experienced growth in all commodities with the exception of logs and chips. For the year to date period ended September 30, 2005, forest products and metals revenue for the U.S. segment experienced growth in all commodities compared to the same period in 2004. For the quarter and year to date periods, these increases resulted primarily from certain targeted rate increases and fuel surcharges. Increases in revenues for forest products and metals were partially offset by the impact of Hurricanes in the 3rd quarter of 2005. For the quarter and year to date ended September 30, 2005, the consolidation of Mexrail contributed $4.9 million and $13.3 million, respectively, to forest products and metals revenue.
     Agricultural and mineral products. U.S. revenues in the agricultural and mineral products business unit increased for both the quarter and year to date ended September 30, 2005. For both periods, these increases were primarily the result of targeted rate increases and fuel surcharges. Additionally, for the year to date ended September 30, 2005, all commodities except grains experienced increased traffic due to increased production. U.S. segment domestic grain carloads decreased, primarily due to a slowdown in equipment cycle times resulting in lower equipment availability for the year to date periods while the impact of local harvests moving to local feed mills reduced traffic in the third quarter of 2005 compared to the same period in 2004. Export grain carloads decreased primarily as a result of a decrease in gulf coast export traffic including the effects of hurricane weather in the gulf coast region. For the quarter and year to date periods ended September 30, 2005, the consolidation of Mexrail contributed $6.8 million and $22.0 million to agricultural and mineral products revenue, respectively.
     Intermodal and automotive. Revenue for U.S. segment intermodal and automotive commodity group for both the quarter and year to date periods ended September 30, 2005 increased compared to the same periods in 2004. Excluding the impact of the acquisition of Mexrail, intermodal traffic declined for both the quarter and year to date ended September 30, 2005. These declines were the result of changes in shipper traffic patterns as well as the effects of hurricane weather during the third quarter of 2005. Automotive traffic decreased as a result of decreased volumes from manufacturers for both the quarter and year to date periods ended September 30, 2005. For the quarter and year to date periods ended September 30, 2005, the consolidation of Mexrail contributed $1.4 million and $4.2 million to intermodal and automotive products revenue, respectively.
     Coal. Increases in U.S. segment coal revenues for the quarter and year to date ended September 30, 2005 compared to the same periods in 2004 were due primarily to the addition of two new coal customers that were previously served by other railroads, certain targeted rate increases related to renegotiated contracts and overall increases in carloadings and traffic volumes at certain electric generating stations in response to demand. Mexrail has no significant coal revenues.
The following table summarizes U.S. segment operating expenses for the quarters ended September 30, 2005 and 2004.

			Change
	2005	2004	In Dollars	Percentage
Compensation and benefits	$63.5	$52.9	$10.6	20.0%
Purchased services	19.3	16.1	3.2	19.9%
Fuel	32.2	16.4	15.8	96.3%
Equipment costs	20.3	13.3	7.0	52.6%
Depreciation and amortization	14.6	13.4	1.2	9.0%
Casualties and insurance	50.6	13.9	36.7	264.0%
Other leases	2.5	3.2	(0.7)	(21.9%)
Other	19.8	14.8	5.0	33.8%

Total U.S. operating expenses	$222.8	$144.0	$78.8	54.7%

The following table summarizes U.S. segment operating expenses for the year to date periods ended September 30, 2005 and 2004.

			Change
	2005	2004	In Dollars	Percentage
Compensation and benefits	$186.9	$155.9	$31.0	19.9%
Purchased services	62.1	47.1	15.0	31.8%
Fuel	87.2	45.8	41.4	90.4%
Equipment costs	52.2	37.9	14.3	37.7%
Depreciation and amortization	43.5	39.3	4.2	10.7%
Casualties and insurance	78.3	30.5	47.8	156.7%
Other leases	8.3	8.9	(0.6)	(6.7%)
Other	57.0	43.4	13.6	31.3%

Total U.S. operating expenses	$575.5	$408.8	$166.7	40.8%

U.S. Operating Expenses. For the quarter and year to date periods ended September 30, 2005, U.S. operating expenses increased $78.8 million (54.7%) and $166.7 million (40.8%), respectively, when compared to the same periods in 2004. Of this increase, $22.0 million and $60.6 million was attributable to the consolidation of Mexrail’s operations for the quarter and year to date periods ended September 30, 2005, respectively.
     Compensation and Benefits. Increases in compensation and benefits expense for the quarter and year to date ended September 30, 2005 compared to the same periods in 2004 were primarily the result of annual wage and salary rate increases which were effective July 1, 2004 as well as higher employee counts. For the quarter and year to date ended September 30, 2005, the consolidation of Mexrail added $4.8 million and $14.6 million, respectively, to compensation and benefits expense. The average headcount for the year to date period ended September 30, 2005 was approximately 3,060 compared to approximately 2,660 for the same period in 2004, including an increase of 190 employees were a result of the consolidation of Mexrail.
     Purchased Services. Purchased services expense for the quarter and year to date ended September 30, 2005 increased compared to the same periods in 2004, primarily as a result of the consolidation of Mexrail’s operations. Mexrail has historically contracted for services in the maintenance of equipment and way and structures. Accordingly, Mexrail contributed $4.4 million and $14.5 million, respectively, to purchased services expense for the quarter and year to date ended September 30, 2005.

     Fuel. Fuel expense increased for the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004. This quarter to quarter increase was a result of 54.1% increase in average price per gallon and a 14.0% increase in consumption. These increases were offset in part by fuel cost savings of $0.8 million as a result of our fuel hedging program, as well as improved fuel purchasing and distribution procedures implemented through our new Heavener, Oklahoma fueling facility. For the quarter ended September 30, 2005, the consolidation of Mexrail added $3.2 million to fuel expense.
     Fuel expense increased for the year to date ended September 30, 2005 compared to the same period in 2004. This year to date increase was the result of a 45.4% increase in the average price per gallon, as well as a 15.9% increase in consumption. For the year to date ended September 30, 2005, the consolidation of Mexrail added $8.4 million to fuel expense.
     Equipment Costs. Equipment costs for the quarter and year to date ended September 30, 2005 increased compared to the same periods in 2004. Of this increase, $4.4 million and $10.7 million was related to the Mexrail acquisition for the quarter and year to date ended September 30, 2005, respectively. Excluding the impact of the Mexrail acquisition, equipment costs increased for both the quarter and year to date ended September 30, 2005 primarily as a result of increased equipment lease costs related to higher traffic levels and demand.
     Depreciation and Amortization. Depreciation and amortization expense for the quarter and year to date ended September 30, 2005 increased compared to the same periods in 2004, primarily as a result of a higher asset base, partially offset by property retirements. For the quarter and year to date periods ended September 30, 2005, the consolidation of Mexrail added $0.7 million and $2.1 million, respectively, to depreciation and amortization expense.
     Casualties and Insurance. During the third quarter, the Company recorded a $37.8 million pre-tax charge reflecting changes in its estimates for the cost of personal injury claims and includes $7.5 million related to the Company’s first actuarial estimate of the cost of incurred but not reported occupational illness claims. The charge was recorded in “Casualties and Insurance” expense.
The majority of the increases for FELA and third party claims are attributable to adverse experience occurring since last year’s study, including an increase in the number of new claims and unforeseen adverse development in the dollar amount of claims and potential settlements for many significant prior claims. The reserve for occupational illness claims resulted primarily from the first time actuarial study. The Company is continuing its practice of accruing monthly for estimated claim costs at levels recommended by the actuarial study, and those accruals have been increased accordingly.
Mexico Results. KCS acquired a controlling interest in Grupo TFM effective April 1, 2005. The six month period ended September 30, 2005 results reflect charges and costs associated with the Acquisition, as well as the effect of valuation adjustments as required by purchase accounting. Management evaluates the results of its Mexico operations based on its operating performance during the current quarter and comparison to plan.

	Three Months	Six Months
	Ended September 30,	Ended September 30,
	2005	2005
Transportation revenues	$182.8	$366.9

Operating expenses	137.8	322.0
Depreciation and amortization	25.9	51.8

Total costs	163.7	373.8

Operating (loss) profit	19.1	(6.9)

Mexico Revenues. The following table summarizes consolidated Mexico revenues, including the revenues and carloads statistics, for the quarters ended September 30, 2005 and 2004. (2004 presented for comparative purposes)

					Carloads and
	Revenues				Intermodal Units
	(in millions)				(in thousands)
	Three Months				Three Months
	Ended September 30,		Change		Ended September 30,		Change
	2005	2004	In Dollars	Percentage	2005	2004	In Units	Percentage
Agro-industrial products	$43.6	$39.4	$4.2	10.7%	31.2	34.3	(3.1)	(9.0%)

Cements, metals and minerals	34.3	34.9	(0.6)	(1.7%)	39.3	45.5	(6.2)	(13.6%)

Chemical and petrochemical products	34.2	29.4	4.8	16.3%	24.8	23.1	1.7	(7.4%)
Automotive products	27.6	28.1	(0.5)	(1.8%)	27.2	28.8	(1.6)	(5.6%)
Manufactured products, industrial products	26.8	21.0	5.8	27.6%	26.3	26.0	0.3	1.2%
Intermodal freight	13.0	13.9	(0.9)	(6.5%)	52.0	53.3	(1.3)	(2.4%)
Other	3.3	2.2	1.1	50.0%	—	—	—	0.0%

Total Mexico	$182.8	$168.9	$13.9	8.2%	200.8	211.0	(10.2)	(4.8%)

The following table summarizes consolidated Mexico revenues, including the revenues and carloads statistics, for the six month periods ended September 30, 2005 and 2004. Although not consolidated in previous quarters, revenue recognition policies for our Mexico operations were consistent with those of U.S. operations in all material respects; therefore, commodity statistics are presented for purposes of comparison. (2004 presented for comparative purposes)

					Carloads and
	Revenues				Intermodal Units
	(in millions)				(in thousands)
	Six Months				Six Months
	Ended September 30,		Change		Ended September 30,		Change
	2005	2004	In Dollars	Percentage	2005	2004	In Units	Percentage
Agro-industrial products	$84.2	$73.8	$10.4	14.1%	61.3	64.3	(3.0)	(4.7%)

Cements, metals and minerals	70.2	69.7	0.5	0.7%	84.6	88.3	(3.7)	(4.2%)

Chemical and petrochemical products	64.1	63.5	0.6	0.9%	49.6	49.9	(0.3)	(0.6%)
Automotive products	59.6	57.9	1.7	2.9%	58.2	58.7	(0.5)	(0.9%)
Manufactured products, industrial products	52.6	41.5	11.1	26.7%	55.5	51.9	3.6	6.9%
Intermodal freight	29.0	27.0	2.0	7.4%	110.5	104.7	5.8	5.5%
Other	7.2	4.8	2.4	50.0%	—	—	—	—

Total Mexico	$366.9	$338.2	$28.7	8.5%	419.7	417.8	1.9	0.5%

Revenues for the three months ended September 30, 2005 totaled $182.8 compared to $168.9 million for the same period in 2004. The increase was mainly attributable to the impact of fuel surcharges of $8.1 million and foreign exchange gains of $6.0 million. Fuel surcharges are a function of fuel cost as invoiced by Pemex. Changes in this price will drive the amount of fuel surcharges we can apply in the future.
Revenues for the six months ended September 30, 2005 totaled $366.9 million compared to $338.2 million for the same period in 2004 resulting in an increase of $28.7 million. This increase was primarily attributable to the impact of fuel surcharges of $15.1 million, an exchange rate gain of $9.3 million and the impact of an increase in the per-car revenue yield of $4.8 million.
     Agro-industrial Products: Revenues from agro-industrial products increased during the three and six months ended September 30, 2005 compared to the same periods in 2004. Corn revenue was the major product increase as a result of higher import volumes during these periods. Sugar increased in volume during these periods. These periods were also favorably impacted by price improvements. These increases were partially offset by reductions in import shipments of soybeans, sorghum and wheat products during the three and six months ended September 30, 2005.
     Cements, Metals and Minerals: Revenues from Cements, Metals and Minerals during the three and six month periods ended September 30, 2005, were relatively flat for both periods. Domestic revenues increased during the six months ended September 30, 2005 as a result of an increase in the production volumes of construction materials such as billets, bar and wire, cement and minerals. Steel slab and steel coils revenue increased as a result of higher international traffic, related to higher consumption by manufacturing industries as well as certain targeted rate increases.
     This product category includes metals, minerals and ores such as iron, steel, zinc and copper, as well as cement. The majority of metals, minerals and ores mined, and steel produced in Mexico are used for domestic consumption. The volume of Mexican steel exports fluctuates based on global market prices. Higher-end finished products such as steel coils used by Mexican manufacturers in automobiles, household appliances and other consumer goods are imported through Nuevo Laredo and through the seaports served by our rail lines.
     Chemical and Petrochemical Products: Revenues from chemical and petrochemical products during the three and six months ended September 30, 2005, increased from the same periods in 2004 in spite of losses related to the impact of the Hurricanes. Domestic Revenues increased during the three and six months ended September 30, 2005 primarily as a result of higher consumption of fuel products.
     Automotive Products: Automotive revenues for the three and six month periods ended September 30, 2005 increased primarily as a consequence of increased domestic distribution and traffic as well as targeted increases in rates.
     Manufactured Products and Industrial Products: Manufactured Products and Industrial Products revenue for the three and six month periods ended September 30, 2005, increased primarily as a result of certain targeted rate increases for pulpwood, recovery of traffic from barge movements and new traffic. Additionally, beer shipments showed an increase of 47% in export traffic due to higher production in response to higher demand. Home appliances revenue increased primarily due to higher exports to the US market. Scrap paper increased due to a recovery of traffic that was lost in 2004 to barge traffic as well as new traffic.
     Intermodal Freight: Intermodal freight revenue for the three month period ended September 30, 2005 was relatively flat compared to the same period in 2004 while increasing for the six month period ended September 30, 2005 compared to the same period in 2004. This increase was primarily attributable to the consolidation of steamship service at the port of Lázaro Cárdenas with the support of the port administration and Hutchinson Terminal.
Mexico operating expenses. Mexico operations reported operating income of $19.1 million for the three months ended September 30, 2005 and an operating loss of $6.9 million in the six months ended September 30, 2005.
In connection with the evaluation of the fair values of the assets and liabilities of Grupo TFM, certain assets were identified as having little or no value to KCS as the acquiring Company. Because KCS acquired only 48.5% of Grupo TFM (or 38.8% of TFM) in this transaction, the allocation of the excess purchase price over book value of net assets was limited to the acquired percentage. Accordingly, a reduction in the assets of Grupo TFM was limited to acquired percentage and any residual was charged to expense. Grupo TFM operating expenses include $40.9 million relating to decreases in the basis of certain assets, the most significant of which was the write off of deferred employee profit sharing asset of approximately $35.6 million as a result of recent legal rulings in Mexico. A total of $15.9 million of these operating expenses were allocated to Grupo TFM’s minority shareowner.
As a result of the resolution of the VAT refund claim on September 12, 2005, KCS and its subsidiaries now own 100% of Grupo TFM; the potential obligation of KCS, Grupo TFM and Grupo TMM to acquire the Mexican government’s remaining 20% ownership of TFM has been eliminated; and the legal obligation of the Mexican government to issue the VAT refund to TFM has been satisfied. Resolution of the preacquisition contingency related to the April 1, 2005 transaction and TFM’s exchange of the VAT for the book value of the minority interest resulted in an approximate $70.1 million decrease in the basis of the assets to reflect fair value.
Consolidated Interest Expense. Consolidated interest expense for the quarter ended September 30, 2005 increased $28.2 million compared to the quarter ended September 30, 2004, while consolidated interest expense increased $57.5 million for year to date ended September 30, 2005 when compared to nine months ended September 30, 2004. This increase was the result of increased balances on our credit facility combined with increases in variable rates, and the addition of interest expense of $48.0 million year to date September 30, 2005 due to the Acquisitions.
Consolidated Debt Retirement Costs. Consolidated debt retirement costs decreased $0.3 million for the year ended September 30, 2005 when compared to the same period in 2004. During the year to date period ended September 30, 2004, KCS recorded $4.2 million of debt retirement costs resulting from the write-off of the unamortized balance of debt issuance costs associated with our previous credit facility. For the year to date ended, September 30, 2005, $3.9 million in unamortized debt issuance were written off in connection with the refinancing of TFM senior discount debentures.
Equity in Net Earnings (Losses) of Unconsolidated Affiliates. For the quarter ended September 30, 2005, equity in income from other unconsolidated affiliates was $1.3 million compared to a loss of $0.8 million in the quarter ended September 30, 2004. For year to date ended September 30, 2005, equity in loss from other unconsolidated affiliates was $0.7 million compared to equity in earnings from other unconsolidated affiliate of $5.7 million in the same period of 2004. Significant components of this change were as follows:
•	For the quarter and year to date periods ended September 30, 2005, equity in losses from the operations of PCRC were $0.1 million and $2.1 million, respectively, compared to $0.6 million and $1.4 million, respectively, for the same periods in 2004.

•	For the quarter and year to date periods ended September 30, 2005, equity in earnings of Southern Capital were $0.6 million and $2.1 million, respectively, compared to $0.6 million and $1.3 million, respectively, for the same periods in 2004.

•	Our investment in Mexico City Terminal Railway operation through Grupo TFM had $0.8 million in equity earnings for the quarter and $1.9 million for year ended September 30, 2005.
Consolidated Income Tax Provision (Benefit). For the quarter ended September 30, 2005, KCS’s income tax benefit was $19.8 million as compared to a $6.5 million provision in the quarter ended September 30, 2004. This decrease was primarily due to the Acquisition resulting in an effective income tax rate of (21.4%) and 36.9% for the quarters ended September 30, 2005 and 2004, respectively. The primary causes of the decrease in the consolidated effective rate were the utilization of U.S. tax credits enacted for the tax year 2005, a lower Mexican statutory tax rate of 30% as compared to U.S. statutory rate of 35%, and foreign exchange rate fluctuations. All Mexican income taxes on the VAT were paid as part of the VAT/Put Settlement. The income generated by the VAT/Put Settlement is not taxable for U.S. income tax purposes unless repatriated.
For year to date ended September 30, 2005, KCS has a tax benefit of $12.7 million compared to the same period in 2004. Due to the causes discussed above, the overall effective income tax rate was (19.4%) and 34.9% for year to date ended September 30, 2005 and 2004, respectively.
LIQUIDITY AND CAPITAL
Summary cash flow data for the Company is as follows (in millions):

	Nine Months
	Ended September 30,
	2005	2004
Cash flows provided by (used for):
Operating activities	$144.2	$132.3
Investing activities	(142.6)	(139.5)
Financing activities	32.2	41.8

Cash and cash equivalents:
Net increase	33.8	34.6
At beginning of year	38.6	135.4

At end of period	$72.4	$170.0

During the year to date ended September 30, 2005, KCS’s consolidated cash position increased $33.8 million from December 31, 2004, as a result of operating cash inflows, cash acquired in the Grupo TFM and Mexrail acquisitions, proceeds from the issuance of long-term debt and the proceeds from employee stock plans. These increases were partially offset by property additions, investments in and loans to affiliates, and debt repayments. Net operating cash inflows were $144.2 million and $132.3 million for the year to date periods ended September 30, 2005 and 2004, respectively. The $11.9 million increase in operating cash flows was primarily attributable to the year to date net income and the net changes in working capital balances, resulting mainly from the timing of certain payments and receipts. These items were partially offset by adjustments to net income for the gain recognized on the settlement of the VAT tax contingency as a non-cash transaction as well as a $17.1 million increase in inventory.
Net investing cash outflows were $142.6 million and $139.5 million for the year to date periods ended September 30, 2005 and 2004, respectively. Net cash outflows were impacted by a $45.0 million period to period increase in capital expenditures, $10.1 million in investments in and loans to affiliates and a $2.3 million increase in cash outlays related to the Acquisition. These items were partially offset by $8.5 million cash acquired as part of the TFM and Mexrail acquisitions.
Cash flows for operating, investing and financing activities include the cash flow activities of Grupo TFM since the acquisition on April 1, 2005. Our consolidated ratio of debt to total capitalization was 53.0% and 39.4% at September 30, 2005 and December 31, 2004, respectively.
In addition to operating cash flows, KCS has financing available under the revolving credit facility (“2004 Revolving Credit Facility”) with a maximum borrowing amount of $125 million of which, $95.0 million was available as of September 30, 2005. As a result of certain financial covenants contained in the 2004 Revolving Credit Facility, maximum utilization of the 2004 Revolving Credit Facility may be restricted. TFM has no credit lines, but does have an accounts receivable factoring program. As of September 30, 2005, no amounts were drawn.
Capital improvements for track structures have historically been funded with cash flows from operations and external debt. KCS has historically used equipment trust certificates, internally generated cash flows or leasing for acquisition of locomotives and rolling stock.
The following table summarizes the cash capital expenditures by type.

	Nine Months
	Ended September 30,
Capital Expenditure Category (dollars in millions)	2005	2004
Track infrastructure	$87.6	$65.9
Locomotives, freight cars and other equipment	31.8	18.2
Information technology	6.3	2.0
Facilities and improvements	3.7	2.8
Other	9.0	4.5

Total capital expenditures	$138.4	$93.4

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

We believe that our cash and other liquid assets, operating cash flows, access to capital markets, borrowing capacity, and other available financing resources are sufficient to fund anticipated operating, capital and debt service requirements and other commitments through 2005. Our operating cash flows and financing alternatives, however, can be impacted by various factors, some of which are outside of our control. Additionally, we are subject to economic factors surrounding capital markets, and our ability to obtain financing under reasonable terms is subject to market conditions. Further, our cost of debt can be impacted by independent rating agencies, which assign debt ratings based on certain credit measurements, such as interest coverage and leverage ratios.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Over the coming months, we will be working to integrate Grupo TFM into our business. This integration will be complex, involving the merger of systems and services over multiple U.S. and international locations. We may not be successful in integrating this business into our current structure, or in obtaining the anticipated cost savings or synergies from the Acquisition. Our ability to realize the value of the assets acquired will depend on the future cash flows of the Grupo TFM business. If these future cash flows are below what we anticipated, we may incur future impairment losses associated with such assets, which could have a material adverse effect on our results of operations. Our inability to successfully identify and complete acquisitions or successfully integrate any new or previous acquisitions could have a material adverse effect on our business. To meet our quarterly certification requirements and in anticipation of incorporating Grupo TFM into our 2006 Sarbanes-Oxley compliance process, we will also be performing a detailed review of Grupo TFM’s internal control structure to ensure that its controls over financial reporting are consistent with KCS’s policies and procedures. This review will take significant time and effort, similar to KCS’s Sarbanes-Oxley compliance efforts in 2004, and will involve significant cost. We may identify control deficiencies during this process.
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
KCS management considers the acquisition of Grupo TFM on April 1, 2005 to be material to the results of operations, financial position and cash flows from the date of acquisition through September 30, 2005 and considers the internal controls and procedures of Grupo TFM to have a material affect on the Company’s internal control over financial reporting. Management is currently executing post merger integration plans which include converting accounting information systems and ongoing internal control evaluation. KCS intends to extend its Sarbanes-Oxley Act Section 404 compliance program to include Grupo TFM with an effective date no later than December 31, 2006.
Except as set forth above, there have not been any changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter for which this Quarterly Report on Form 10-Q is filed that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Part I, Item 1. “Financial Statements”, Note 13 to the Consolidated Financial Statements of this Form 10-Q is hereby incorporated herein by reference.
Item 4. Submission of Matters to a Vote of Security Holders
Information required by this Item regarding the Company’s annual Meeting of Stockholders on May 5, 2005 was included in the Company’s Form 10-Q for the quarter ended March 31, 2005.
Item 6. Exhibits
a) Exhibits
Exhibit 10.1 Amendment and Waiver No. 2 to the Credit Agreement, dated as of September 30, 2005. Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
Exhibit 10.2 Amendment and Waiver No. 3 to the Credit Agreement, dated as of November 4, 2005 and effective as of September 30, 2005.
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
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on November 9, 2005.

Kansas City Southern
/s/ Ronald G. Russ
Ronald G. Russ
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ James S. Brook
James S. Brook
Vice President and Comptroller (Principal Accounting Officer)