Form 10-K
period 2005-12-31
KANSAS CITY SOUTHERN
filed 2006-04-07
CIK 54480

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO
Commission file number: 1-4717
KANSAS CITY SOUTHERN
(Exact name of registrant as specified in its charter)

Delaware	44-0663509
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
427 West 12th Street Kansas City, Missouri (Address of principal executive offices)	64105 (Zip Code)
(816) 983-1303
(Registrant’s telephone number, including area code)
None
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Preferred Stock, Par Value $25 Per Share, 4%, Noncumulative	New York Stock Exchange
Common Stock, $.01 Per Share Par Value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
      As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,650 million based on the closing sale price of $20.18 as reported on the New York Stock Exchange.
      As of March 31, 2006 there were 75,273,618 shares of $.01 par common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders which will be filed no later than 120 days after December 31, 2005 are incorporated by reference in Part I and III.

KANSAS CITY SOUTHERN
2005 FORM 10-K ANNUAL REPORT

Part I

Item 1.	Business
COMPANY OVERVIEW
      Kansas City Southern (“we”, “our”, “KCS”, “the Company” or “the Registrant”), a Delaware corporation, is a holding company with principal operations in rail transportation.
      We are a holding company that owns and operates uniquely positioned domestic and international rail operations in North America that are strategically focused on the growing north/south freight corridor connecting key commercial and industrial markets in the central U.S. with major industrial cities in Mexico. The Kansas City Southern Railway Company (“KCSR”), which was founded in 1887, is one of seven Class I railroads. KCSR serves a ten-state region in the Midwest and southern parts of the U.S. and has the shortest north/south rail route between Kansas City, Missouri and several key ports along the Gulf of Mexico in Alabama, Louisiana, Mississippi and Texas.
      We control and own all of the stock of Kansas City Southern de México, S.A. de C.V. (“KCSM”), formerly known as TFM, S.A. de C.V., through our wholly owned subsidiary, Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. (“Grupo TFM”). On December 2, 2005, the name of KCSM was formally changed to Kansas City Southern de México, S.A. de C.V. KCSM operates a primary commercial corridor of the Mexican railroad system and has as its core route a key portion of the shortest, most direct rail passageway between Mexico City and Laredo, Texas. KCSM serves most of Mexico’s principal industrial cities and three of its major shipping ports. KCSM’s rail lines are the only ones that serve Nuevo Laredo, Tamaulipas, the largest rail freight interchange point between the U.S. and Mexico. KCSM, through its concession with the Mexican government (the “Concession”), has the right to control and operate the southern half of the rail-bridge at Nuevo Laredo.
      We own, directly and indirectly, through our wholly-owned subsidiaries, 100% of Mexrail, Inc. (“Mexrail”). Mexrail owns 100% of Texas Mexican Railway Company (“Tex-Mex”). Tex-Mex operates a 157-mile rail line extending from Laredo to the port city of Corpus Christi, Texas and connects the operations of KCSR with KCSM. Tex-Mex connects with KCSM at the U.S./ Mexico border at Laredo and connects to KCSR through trackage rights at Beaumont, Texas. Through our ownership in Mexrail, we own the northern half of the rail-bridge at Laredo, Texas, which spans the Rio Grande River between the U.S. and Mexico. Laredo is a principal international gateway through which more than 50% of all rail and truck traffic between the U.S. and Mexico crosses the border.
      Our rail network (KCSR, KCSM and Tex-Mex) extends from the Midwest and Southeastern portions of the U.S. south into Mexico and connects with all other Class I railroads providing shippers with an effective alternative to other railroad routes and giving direct access to Mexico and the southeastern and southwestern U.S. through less congested interchange hubs.
      We also own 50% of the stock of the Panama Canal Railway Company (“PCRC”), which holds the concession to operate a 47-mile coast-to-coast railroad located adjacent to the Panama Canal. The railroad handles containers in freight service across the isthmus. Panarail Tourism Company (“Panarail”), a wholly owned subsidiary of PCRC, operates commuter and tourist railway services over the lines of the PCRC.
      Other subsidiaries and affiliates of KCS include the following:

•	Southern Capital Corporation, LLC (“Southern Capital”), a 50% owned unconsolidated affiliate that leases locomotives and other rail equipment to KCSR;

•	Transfin Insurance, Ltd., a wholly-owned and consolidated captive insurance company, providing property, general liability and certain other insurance coverage to KCS and its subsidiaries and affiliates;

•	Trans-Serve, Inc., (d/b/a Superior Tie and Timber; “ST&T”), a wholly-owned and consolidated operator of a railroad wood tie treating facility; and

•	PABTEX GP, LLC (“Pabtex”), a wholly-owned and consolidated owner of a bulk materials handling facility with deep-water access to the Gulf of Mexico at Port Arthur, Texas that stores and transfers petroleum coke and soda ash from trucks and rail cars to ships, primarily for export.
      KCS was organized in 1962 as Kansas City Southern Industries, Inc., and in 2002 formally changed its name to Kansas City Southern. KCS, as the holding company, supplies its various subsidiaries with managerial, legal, tax, financial and accounting services, in addition to managing other minor “non-operating” investments.
      Further discussion of the Company’s business, including equipment and business sectors, is incorporated by reference from Item 2, “Properties.”
      The information set forth in response to Item 101 of Regulation S-K under Part II Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-K is incorporated by reference in partial response to this Item 1.
Available Information
      Our Internet address is www.kcsi.com. Through this website, we make available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after electronic filing or furnishing of these reports with the Securities and Exchange Commission. In addition, our corporate governance guidelines, ethics and legal compliance policy, and the charters of the Audit Committee, the Nominating and Corporate Governance Committee and the Compensation and Organization Committee of our Board of Directors are available on our Internet website. These guidelines, policies, and charters are available in print to any stockholder who requests them. Written requests may be made to the Corporate Secretary of KCS, P.O. Box 219335, Kansas City, Missouri 64121-9335 (or if by UPS or other form of express delivery to 427 West 12th Street, Kansas City, Missouri 64105).
OWNED RAIL NETWORK

KCSR
      KCSR has the shortest north/south rail route between Kansas City and several key ports along the Gulf of Mexico in Alabama, Louisiana, Mississippi and Texas. KCSR’s rail route includes the Meridian Speedway, linking Meridian, Mississippi and Dallas, Texas, and the east/west route linking Kansas City with East St. Louis, Illinois and Springfield, Illinois. In addition, KCSR has limited haulage rights between Springfield and Chicago that allow for originating or terminating shipments. The geographic reach of KCSR provides service to a diverse customer base that includes electric generating utilities, which use coal, and a wide range of companies in the chemical and petroleum, agricultural and mineral, forest products and metals, and automotive industries.
      Eastern railroads and their customers can use our rail network to bypass the gateways at Chicago, Illinois; St. Louis, Missouri; and Memphis, Tennessee by interchanging with KCSR at Springfield and East St. Louis and at Meridian and Jackson, Mississippi. Other railroads connect with our rail network at Kansas City, Missouri; Birmingham, Alabama; and Shreveport, Louisiana; and Dallas, Beaumont and Laredo, Texas. KCSR revenues and net income are dependent on providing reliable service to customers at competitive rates, the general economic conditions in the geographic region served and the ability to effectively compete against other rail carriers and alternative modes of transportation, such as over-the-road truck transportation and barges. The ability of KCSR to maintain the roadway in order to provide safe and efficient transportation service is important to its ongoing viability as a rail carrier. Additionally, cost containment is important in maintaining a competitive market position, particularly with respect to employee costs, as approximately 82% of KCSR’s employees are covered under various collective bargaining agreements.

Mexrail
      On August 16, 2004, KCS entered into an agreement with KCSM to purchase Mexrail shares representing 51% ownership of Mexrail for approximately $32.7 million. Mexrail owns all of the shares of Tex-Mex. The Mexrail shares were placed in a voting trust pending regulatory approval by the Surface Transportation Board (“STB”) of KCS’s common control of Tex-Mex, KCSR and the Gateway Eastern Railway Company (“Gateway Eastern”). On November 29, 2004, the STB approved KCS’s application for authority to control Tex-Mex and the U.S. portion of the International Rail Bridge at Laredo. That authority became final on December 29, 2004. On January 1, 2005, the shares representing 51% of Mexrail were released from the voting trust to KCS, and KCS took control of Tex-Mex. Through its acquisition of KCSM, the Company controls 100% of the shares of Mexrail and Tex-Mex.
      Tex-Mex connects to KCSR through trackage rights over the rail lines of the Union Pacific Railroad Company (“UP”) between Robstown and Beaumont, and Texas. These trackage rights were granted pursuant to a 1996 STB decision and have an initial term of 99 years.
      KCSR is in the process of adopting the Tex-Mex stations on the Tex-Mex line. Effective April 1, 2006, Tex-Mex will cease engaging in the business of line haul freight operations. Rather, pursuant to the terms of a trackage agreement between KCSR and Tex-Mex, Tex-Mex will move KCSR freight trains over Tex-Mex’s rail lines using TexMex crews. As part of this change in Tex-Mex’s operations, Tex-Mex will assign its trackage agreements with UP and Houston Belt & Terminal to KCSR.
      On March 12, 2001, Tex-Mex purchased from UP a line of railroad right-of-way extending 84.5 miles between Rosenberg, Texas and Victoria, Texas, and UP granted Tex-Mex trackage rights to access the line from the existing trackage rights. The line is not in service, but extensive reconstruction is being planned. Once reconstruction of the line is completed, Tex-Mex will be able to shorten its existing route between Corpus Christi and Houston, Texas by over 70 miles.

KCSM
      In December 1995, we entered into a joint venture agreement with Transportación Marítima Mexicana, S.A. de C.V., currently known as Grupo TMM, S.A. (“TMM”) to, among other things, provide for participation in the privatization of the Mexican national railway system and to promote the movement of rail traffic over Tex-Mex, KCSM and KCSR. Pursuant to written notice given by TMM, and in accordance with its terms, the joint venture agreement was terminated on December 1, 2003.
      In 1997, we invested $298 million to obtain a 36.9% interest in Grupo TFM, the company formed by KCS and TMM under the joint venture agreement for the purpose of participating in the privatization of the Mexican national railway system. At the time that Grupo TFM purchased 80% of the shares of KCSM, TMM, the largest shareholder of Grupo TFM, owned 38.5% of Grupo TFM and the Mexican government owned the remaining 24.6% of Grupo TFM. As more fully described in “Note 3 — Investments and Acquisitions,” included under Part II Item 8, “Financial Statements and Supplementary Data” of this Form 10-K and incorporated herein by reference, in 2005, we acquired the remaining ownership interests of Grupo TFM from TMM and the Mexican government to result in our full ownership and consolidation of Grupo TFM.

Acquisition of Grupo TFM.
      April 1, 2005 — Acquisition Agreement. On December 15, 2004, the Company entered into the Amended and Restated Acquisition Agreement (the “Acquisition Agreement”). Under the terms of the Acquisition Agreement, KCS acquired all of TMM’s 48.5% effective interest in Grupo TFM on April 1, 2005 in exchange for $200.0 million in cash, 18 million shares of KCS common stock, and two-year promissory notes in the aggregate amount of $47.0 million (the “Escrow Notes”), as well as $27.5 million in transaction costs for a total purchase price of $594.4 million. The $47.0 million Escrow Notes are subject to reduction pursuant to the indemnification provisions of the Acquisition Agreement for certain potential losses related to breaches of certain representations, warranties, or covenants in the Acquisition Agreement or claims relating thereto.
      September 12, 2005 — Completion of VAT/ Put Settlement. On September 12, 2005, the Company and its subsidiaries, KCSM and Grupo TFM, along with TMM, entered into a settlement agreement with the Mexican government, resolving the controversies and disputes between the companies and the Mexican government concerning the payment of a value added tax (“VAT”) refund to KCSM and the obligation (“Put”) to purchase the remaining shares of KCSM owned by the Mexican government (the “VAT/ Put Settlement”). As a result of the VAT/ Put Settlement, KCS and its subsidiaries now own 100% of Grupo TFM and KCSM shares; the potential obligation of KCS, Grupo TFM and TMM to acquire the Mexican government’s remaining 20% ownership of KCSM has been eliminated; and the legal obligation of the Mexican government to issue the VAT refund to KCSM has been satisfied. There was no cash exchanged between the parties to the settlement agreement. In addition, the parties entered into mutual releases of all existing and potential claims relating to the VAT refund and the Put obligation, and entered into an agreement to dismiss all of the existing litigation between the parties. The VAT/ Put Settlement had two separate impacts — first, the resolution of a preacquisition contingency related to the April 1, 2005 transaction and second, KCSM’s acquisition of the minority interest in KCSM which was held by the Mexican government.
      KCSM holds the Concession, which was awarded by the Mexican government in 1996, to operate Mexico’s Northeast Rail Lines (the Northeast Rail Lines are now known as “KCSM”) for 50 years ending in June 2047. Subject to certain conditions, KCSM has an option to extend the Concession for an additional 50 years. The Concession is subject to certain mandatory trackage rights and is exclusive until 2027. The Mexican government, however, may revoke KCSM’s exclusivity after 2017 if it determines that there is insufficient competition, and may terminate the Concession as a result of certain conditions or events, including (1) KCSM’s failure to meet its operating and financial obligations with regard to the Concession under applicable Mexican law, (2) a statutory appropriation by the Mexican government for reasons of public interest and (3) liquidation or bankruptcy of KCSM. KCSM’s assets and its rights under the Concession may, under certain circumstances such as natural disaster, war or other similar situations, also be seized temporarily by the Mexican government.
      Under the Concession, KCSM operates a strategically significant corridor between Mexico and the U.S., and has as its core route a key portion of the shortest, most direct rail passageway between Mexico City and Laredo. KCSM’s rail lines are the only ones that serve Nuevo Laredo, the largest rail freight exchange point between the U.S. and Mexico. KCSM’s rail lines connect the most populated and industrialized regions of Mexico with Mexico’s principal U.S. border railway gateway at Laredo. In addition, KCSM serves three of Mexico’s primary seaports at Veracruz and Tampico on the Gulf of Mexico and Lazaro Cardenas on the Pacific Ocean. KCSM has the right to operate the rail lines through the Concession, but does not own the land, roadway or associated structures. Through KCSR, and its interchanges with other major U.S. railroads, KCSM provides its customers with access to an extensive rail network through which they may distribute their products throughout North America and overseas.
SIGNIFICANT INVESTMENTS

Panama Canal Railway Company
      In January 1998, the Republic of Panama awarded PCRC, a joint venture company formed by KCS and Mi-Jack Products, Inc., the concession to reconstruct and operate the Panama Canal Railway, a 47-mile railroad located adjacent to the Panama Canal that provides international shippers with a railway transportation option to complement the Panama Canal. The Panama Canal Railway, which traces its origins back to the late 1800s, is a north-south railroad traversing the Panama isthmus between the Pacific and Atlantic Oceans. The railroad has been reconstructed and resumed freight operations in December 2001. While only 47 miles long, management believes the Panama Canal Railway provides a unique opportunity to participate in transoceanic shipments as a complement to the existing Panama Canal traffic. Management believes the potential for this railroad is in the service of shipping customers who need to reposition containers between the ports of Balboa and Colon without passing through the Canal. In addition, there is demand for passenger traffic for both commuter and pleasure/tourist travel. Panarail operates and promotes commuter and tourist passenger service over the Panama Canal Railway. Passenger service started during July 2001.
      As of December 31, 2005, we have invested approximately $30.4 million toward the reconstruction and operations of the Panama Canal Railway. This investment is comprised of $12.9 million of equity and $17.5 million of subordinated loans. These loans carry a 10% interest rate and are payable on demand, subject to certain restrictions.
      In November 1999, PCRC completed the financing for the reconstruction project with the International Finance Corporation (“IFC”), a member of the World Bank Group. The IFC’s investment of $5 million in PCRC was comprised of non-voting preferred shares, which paid a 10% cumulative dividend. On March 28, 2005, PCRC and the IFC finalized an agreement whereby PCRC would redeem the shares subscribed and owned by IFC pursuant to the IFC Subscription. Under the agreement, PCRC paid to the IFC $10.5 million. At December 31, 2004, these shares had a recorded value of $5.0 million and approximately $2.6 million in accrued unpaid dividends. PCRC recorded an additional cost of approximately $2.9 million to reflect the premium paid to IFC and, as a result, KCS recorded its share of this cost of approximately $1.5 million in recording its equity in earnings of PCRC in the first quarter of 2005.

Southern Capital
      In 1996, KCSR and GATX Capital Corporation (“GATX”) formed a 50-50 joint venture — Southern Capital — to perform certain leasing and financing activities. Southern Capital’s operations consist primarily of the acquisition of locomotives and other rail equipment and the leasing thereof to KCSR. Concurrent with the formation of this joint venture, KCSR entered into operating leases with Southern Capital for substantially all the locomotives and rolling stock that KCSR contributed or sold to Southern Capital at the time of formation of the joint venture. GATX contributed cash in the joint venture transaction formation.

Ferrocarril y Terminal Del Valle De México, S.A. De C.V. (The Mexico Valley Railway and Terminal or “FTVM”)
      FTVM was incorporated as a sociedad anonima de capital variable (variable capital corporation), under the laws of Mexico. The Corporate purpose of the company is to provide railroad services as well as ancillary services, including those related to interconnection, switching and haulage services. KCSM holds 25.0% of the share capital of FTVM. The other shareholders of FTVM, each holding a 25.0% interest, are Ferrocarril Mexicano, S.A. de C.V., Ferrocarril del Sureste, S.A. de C.V. and the Mexican Government.
HAULAGE RIGHTS
      As a result of the 1988 acquisition of the Missouri-Kansas-Texas Railroad by UP, KCSR was granted (1) haulage rights between Kansas City and each of Council Bluffs, Iowa, Omaha and Lincoln, Nebraska and Atchison and Topeka, Kansas, and (2) a joint rate agreement for our grain traffic between Beaumont and each of Houston and Galveston, Texas. KCSR has the right to convert these haulage rights to trackage rights. KCSR’s haulage rights require UP to move KCSR traffic in UP trains; trackage rights would allow KCSR to operate its trains over UP tracks. These rights have a term of 199 years. In addition, KCSR has limited haulage rights between Springfield and Chicago for shipments that originate or terminate on the former Gateway Western rail lines.

MARKETS SERVED
      Through its principal operating subsidiaries, KCSR and KCSM, KCS serves the following markets.

Percentage of KCS
Commodity Group	Revenues in 2005

Chemical and petroleum	18.3%
Forest products and metals	26.7%
Agricultural and mineral	25.8%
Intermodal and automotive	15.4%
Coal	9.0%
Other	4.8%

Chemical and Petroleum
      KCS’s subsidiaries transport chemical and petroleum products via tank and hopper cars to markets in the southeast and northeast U.S. and throughout Mexico through interchanges with other rail carriers. Primary traffic includes plastics, petroleum and oils, petroleum coke, rubber, and miscellaneous chemicals.

Forest Products and Metals
      KCSR’s rail lines run through the heart of the southeastern U.S. timber-producing region. We believe that forest products made from trees in this region are generally less expensive than those from other regions due to lower production costs. As a result, southern yellow pine products from the southeast are increasingly being used at the expense of western producers that have experienced capacity reductions because of public policy considerations. KCSR serves paper mills directly and indirectly through short-line connections.
      This product category includes metals, minerals and ores such as iron, steel, zinc and copper. The majority of metals, minerals and ores mined, and steel produced in Mexico are used for domestic consumption. The volume of Mexican steel exports fluctuates based on global market prices. Higher-end finished products such as steel coils used by Mexican manufacturers in automobiles, household appliances and other consumer goods are imported through Nuevo Laredo and through the seaports served by our rail lines. U.S. slab steel products are used primarily in the manufacture of drill pipe for the oil industry.

Agricultural and Mineral
      Agricultural products consist of grain, food and related products. Shipper demand for agricultural products is affected by competition among sources of grain and grain products, as well as price fluctuations in international markets for key commodities. In the U.S., KCSR’s rail lines receive and originate shipments of grain and grain products for delivery to feed mills serving the poultry industry. Through its marketing agreements, KCSR has access to sources of corn and other grain in Iowa and other Midwestern states. KCSR currently serves feed mills along its rail lines throughout Arkansas, Oklahoma, Texas, Louisiana, Mississippi and Alabama. U.S. export grain shipments and Mexico import grain shipments include primarily wheat, soybeans and corn transported to Mexico via Laredo and to the Gulf of Mexico for overseas destinations. Over the long term, U.S. export grain shipments are expected to increase as a result of Mexico’s reliance on grain imports. Food and related products consist mainly of soybean meal, grain meal, oils and canned goods, sugar and beer. Mineral shipments consist of a variety of products including ores, clay, stone and cement.

Intermodal and Automotive
      The intermodal freight business consists primarily of hauling freight containers or truck trailers by a combination of water, rail and motor carriers, with rail carriers serving as the link between the other modes of transportation. In 2005, KCS signed an agreement with Norfolk Southern Corporation

(NS) which, if implemented, will place part of the Meridian Speedway (KCSR’s rail line between Shreveport, LA and Meridian, MS) into a joint venture with NS and enable us to improve the Meridian Speedway. We anticipate that the improvements to the Meridian Speedway resulting from this agreement, if approved by the Surface Transportation Board and consummated by KCS and NS, will further our efforts to increase traffic between Lazaro Cardenas in Mexico and the eastern seaboard.

Coal
      KCS coal revenues are derived from traffic in the U.S., which is served by KCSR. KCSR, directly or indirectly, delivers coal to ten electric generating plants in the central U.S. Principally all the coal KCSR transports originates in the Powder River Basin in Wyoming and is transferred to KCSR’s rail lines at Kansas City.

Other
      Other rail-related revenues include a variety of miscellaneous services provided to customers and interconnecting carriers. Major items in this category include railcar switching services, demurrage (railcar retention charges) and drayage (local truck transportation services).
Government Regulation
      In the U.S., the Company is subject to federal, state and local laws and regulations generally applicable to all businesses. Rail operations are subject to the regulatory jurisdiction of the Surface Transportation Board (“STB”) of the U.S. Department of Transportation (“DOT”), the Federal Railroad Administration of the DOT, the Occupational Safety and Health Administration (“OSHA”), as well as other federal and state regulatory agencies. The STB has jurisdiction over disputes and complaints involving certain rates, routes and services, the sale or abandonment of rail lines, applications for line extensions and construction, and consolidation or merger with, or acquisition of control of, rail common carriers.
      DOT and OSHA each have jurisdiction under several federal statutes over a number of safety and health aspects of rail operations, including the transportation of hazardous materials. State agencies regulate some aspects of rail operations with respect to health and safety in areas not otherwise preempted by federal law.
      KCSR rail operations, as well as those of our competitors, are subject to extensive federal, state and local environmental regulation. These laws cover discharges to water, air emissions, toxic substances, and the generation, handling, storage, transportation and disposal of waste and hazardous materials. This regulation has the effect of increasing the cost and liabilities associated with rail operations. Environmental risks are also inherent in rail operations, which frequently involve transporting chemicals and other hazardous materials.
      The U.S. Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”) and similar state laws (known as “Superfund laws”) impose liability for the cost of remedial or removal actions, natural resources damages and related costs at certain sites identified as posing a threat to the environment or public health. CERCLA imposes joint, strict and several liabilities on the owners and operators of facilities in which hazardous waste and other hazardous substances are deposited or from which they are released or are likely to be released into the environment. Liability may be imposed, without regard to fault or the legality of the activity, on certain classes of persons, including the current and certain prior owners or operators of a site where hazardous substances have been released and persons that arranged for the disposal or treatment of hazardous substances. In addition, other potentially responsible parties, adjacent landowners or other third parties may initiate cost recovery actions or toxic tort litigation against sites subject to CERCLA or similar state laws. Given the nature of our business, we presently have environmental investigation and remediation obligations at certain sites, including a former foundry site in Alexandria, Louisiana, and will likely incur such obligations at additional sites in the future.

Although we have accrued for environmental liabilities, some of these accruals have been reduced for amounts we expect to recover from third party recoveries.
      Our Mexican operations are subject to Mexican federal and state laws and regulations relating to the protection of the environment. The primary environmental law in Mexico is the General Law of Ecological Balance and Environmental Protection (the “Ecological Law”). The Mexican federal agency in charge of overseeing compliance with and enforcement of the federal environmental law is the Ministry of Environmental Protection and Natural Resources (“Semarnat”). The regulations issued under the Mexican Ecological Law and technical environmental requirements issued by Semarnat have promulgated standards for, among other things, water discharge, water supply, emissions, noise pollution, hazardous substances and transportation and handling of hazardous and solid waste. As part of its enforcement powers, Semarnat is empowered to bring administrative and criminal proceedings and impose economic sanctions against companies that violate environmental laws, and temporarily or even permanently close non-complying facilities. Under the Ecological Law, the Mexican government has implemented a program to protect the environment by promulgating rules concerning water, land, air and noise pollution, and transportation and handling of hazardous and solid waste materials. In addition, we are subject to the environmental laws and regulations issued by the Mexican governments of each of the states of Mexico where our facilities are located. The terms of the Concession also impose on us certain environmental law compliance obligations.
      Noncompliance with applicable legal provisions may result in the imposition of fines, temporary or permanent shutdown of operations or other injunctive relief, criminal prosecution or the termination of our concession. We believe that all facilities that we operate are in substantial compliance with applicable environmental laws, regulations and agency agreements. There are currently no material legal or administrative proceedings pending against us with respect to any environmental matters and management does not believe that continued compliance with environmental laws will have any material adverse effect on our financial condition or results of operations. We cannot predict the effect, if any, that the adoption of additional or more stringent environmental laws and regulations would have on our results of operations, cash flows or financial condition.
      Primary regulatory jurisdiction over KCSM is exercised by the Secretary of Communications and Transports (Secretaria de comunicaciones y Transportes or “Ministry of Transportation”). The Ministry of Transportation establishes regulations concerning railway safety and operations in Mexico, and it is the agency responsible in the first instance for resolving disputes between railways and between railways and customers. In addition, KCSM must register its maximum rates with the Ministry of Transportation and make regular reports to the Ministry of Transportation on investment and traffic volumes.
Competition
      We compete against other railroads, many of which are much larger and have significantly greater financial and other resources. Since 1994, there has been significant consolidation among major North American rail carriers. As a result of this consolidation, the railroad industry is now dominated by a few “mega-carriers.” We regard the larger western railroads (BNSF Railway Company, or BNSF, and UP), in particular, as significant competitors to our operations and prospects because of their substantial resources. The ongoing impact of these mergers is uncertain. We believe that because of our investments and strategic alliances, we are positioned to attract additional rail traffic through our rail network.
      Although it is still subject to approval by the Mexican Competition Commission (Comisión Federal de Competencia or “CFC”), Ferrocarril Mexicano, S.A. de C.V. (“Ferromex”) has acquired control of and merged with Ferrocarril del Sureste, S.A. de C.V. (“Ferrosur”), creating Mexico’s largest railway. Together Ferromex and Ferrosur are much larger than KCSM, and they serve most of the major ports and cities in Mexico and own a fifty percent interest in Ferrocarril y Terminal del Valle de México, S.A. de C.V. (the Mexico Valley Railway and Terminal or “FTVM”), which serves all of the industries located within Mexico City.

      We are subject to competition from motor carriers, barge lines, and other maritime shipping, which compete across certain routes in operating areas. Truck carriers have eroded the railroad industry’s share of total transportation revenues. Intermodal traffic and certain other traffic face highly price sensitive competition, particularly from motor carriers. However, rail carriers, including KCSR and KCSM, have placed an emphasis on competing in the intermodal marketplace and working together with motor carriers and each other to provide end-to-end transportation of products.
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
Employees and Labor Relations
      Labor relations in the U.S. railroad industry are subject to extensive governmental regulation under the Railway Labor Act (“RLA”). Under the RLA, national labor agreements are renegotiated when they become open for modification, but their terms remain in effect until new agreements are reached. Typically, neither management nor labor employees are permitted to take economic action until extended procedures are exhausted. Approximately 82% of KCSR’s employees are covered under various collective bargaining agreements with different labor organizations. Under the negotiating process for new collective bargaining agreements which began on November 1, 1999, all unions reached new labor agreements with KCSR in 2005. Wages, health and welfare benefits, work rules and other issues have been negotiated on an industry-wide scale. Previously, these negotiations, which can take place over significant periods of time, have not resulted in any extended work interruptions. The existing agreements will remain in effect until new agreements are reached or the RLA’s procedures are exhausted. Until new agreements are reached, the current agreements provide for periodic wage adjustments.
      Approximately 71% of KCSM’s employees are covered by a labor agreement, which was renewed in 2005 and is effective for a two-year term ending in July 2007. The compensation terms of the labor agreement are subject to renegotiation on an annual basis and all other terms are renegotiated every two years. These negotiations have not resulted in any strikes, boycotts or other significant disruptions of KCSM’s operations.
Insurance
      KCS’s subsidiaries are subject to a number of risks, including: (i) mechanical failure, (ii) collision, (iii) personal injury and property loss, (iv) cargo loss or damage, and (v) business interruption due to natural disasters, political circumstances, hostilities and labor strikes. In addition, the operation of any railroad is subject to the inherent possibility of catastrophic disaster, including chemical spills and other environmental mishaps.
      Our present insurance coverage insures against the accident-related risks involved in the conduct of our business, and is consistent with industry practice and, for KCSM, the requirements of the Concession. For KCSM, Mexican railroad services law and regulations provide that, if we receive insurance proceeds in respect of any damage to our rail lines, those proceeds shall be applied to the repair or remediation of such damage or, in the event that we elect not to undertake such repairs, these proceeds must be paid to the Mexican government.

Item 1A.	Risk Factors

We compete against other railroads and other transportation providers.
      Our domestic and international operations are subject to competition from other railroads, many of which are much larger and have significantly greater financial and other resources. In addition, we are subject to competition from truck carriers and from barge lines and other maritime shipping. Increased competition has resulted in downward pressure on freight rates. Competition with other railroads and other modes of transportation is generally based on the rates charged, the quality and reliability of the service provided and the quality of the carrier’s equipment for certain commodities. While we must build or acquire and maintain our infrastructure, truck carriers and maritime shippers and barges are able to use public rights-of-way. Continuing competitive pressures and declining margins, future improvements that increase the quality of alternative modes of transportation in the locations in which we operate, or legislation that provides motor carriers with additional advantages, such as increased size of vehicles and less weight restrictions, could have a material adverse effect on our results of operations, financial condition and liquidity.
      If the railroad industry in general, and our Mexican operations in particular, are unable to preserve their competitive advantages vis-à-vis the trucking industry, our projected revenues could be adversely affected. Additionally, the revenue growth attributable to our Mexican operations could be affected by, among other factors, its inability to grow its existing customer base, negative macroeconomic developments impacting the U.S. and Mexican economies, and failure to capture additional cargo transport market share from the shipping industry and other railroads.
      NAFTA called for Mexican trucks to have unrestricted access to highways in U.S. Border States by 1995 and full access to all U.S. highways by January 2000. However, the U.S. has not followed the timetable because of concerns over Mexico’s trucking safety standards. In February 2001, a NAFTA tribunal ruled in arbitration between the U.S. and Mexico that the U.S. must allow Mexican trucks to cross the border and operate on U.S. highways. On March 14, 2002, as part of its agreement under NAFTA, the U.S. Department of Transportation issued safety rules that allow Mexican truckers to apply for operating authority to transport goods beyond the 20-mile commercial zones along the Unites States-Mexico border. These safety rules require Mexican carriers seeking to operate in the U.S. to pass, among other things, safety inspections; to obtain valid insurance with a U.S. registered insurance company, to conduct alcohol and drug testing for drivers and to obtain a U.S. Department of Transportation identification number. Mexican commercial vehicles with authority to operate beyond the commercial zones will be permitted to enter the U.S. only at commercial border crossings and only when a certified motor carrier safety inspector is on duty. Given these recent developments, there can be no assurance that truck transport between Mexico and the U.S. will not increase substantially in the future. Such an increase could affect our ability to continue converting traffic to rail from truck transport because it may result in an expansion of the availability, or an improvement of the quality, of the trucking services offered in Mexico.
      Through the Concession with the Mexican government, KCSM has the right to control and operate the southern half of the rail-bridge at Nuevo Laredo, Mexico. Under the Concession, KCSM must grant to Ferromex the right to operate over a north-south portion of its rail lines between Ramos Arizpe near Monterrey and the city of Queretaro that constitutes over 600 kilometers of KCSM’s main track. Using these trackage rights, Ferromex may be able to compete with KCSM over its rail lines for traffic between Mexico City and the U.S. The Concession also requires KCSM to grant rights to use certain portions of its tracks to Ferrosur and FTVM, thereby providing Ferrosur with more efficient access to certain Mexico City industries. As a result of having to grant trackage rights to other railroads, we incur additional maintenance costs and lose the flexibility of using a portion of our tracks at all times.
      In recent years, there has been significant consolidation among major North American rail carriers. The resulting merged railroads could attempt to use their size and pricing power to block other railroads’ access to efficient gateways and routing options that are currently and have been historically available. There can be no assurance that further consolidation will not have an adverse effect on our operations.

Our business strategy, operations and growth rely significantly on joint ventures and other strategic alliances.
      Operation of our integrated rail network and our plans for growth and expansion rely significantly on joint ventures and other strategic alliances. Our operations are dependent on interchange, trackage rights, haulage rights and marketing agreements with other railroads and third parties that enable us to exchange traffic and utilize trackage we do not own. Our ability to provide comprehensive rail service to our customers depends in large part upon our ability to maintain these agreements with other railroads and third parties. The termination of, or the failure to renew, these agreements could adversely affect our business, financial condition and results of operations. We are also dependent in part upon the financial health and efficient performance of other railroads. For example, much of Tex-Mex’s traffic moves over the UP’s lines via trackage rights, a significant portion of our grain shipments originate with IC&E pursuant to our marketing agreement with it, and BNSF is our largest partner in the interchange of rail traffic. There can be no assurance that we will not be materially adversely affected by operational or financial difficulties of other railroads.
      Pursuant to the Concession, KCSM is required to grant rights to use portions of its tracks to Ferromex, Ferrosur and the FTVM. Applicable law stipulates that Ferromex, Ferrosur and the FTVM are required to grant to KCSM rights to use portions of their tracks. Applicable law provides that the Ministry of Transportation is entitled to set the rates in the event that KCSM and the party to whom it is granting the rights cannot agree on a rate. KCSM and Ferromex have not been able to agree upon the rates each of them is required to pay the other for interline services and haulage and trackage rights. In February 2001, KCSM initiated an administrative proceeding requesting a determination of such rates by the Ministry of Transportation, which subsequently issued a ruling establishing rates using certain criteria. KCSM and Ferromex appealed the rulings before the Mexican Federal Courts due to, among other things, a disagreement with the methodology employed by the Ministry of Transportation in calculating the trackage rights and interline rates. KCSM and Ferromex also requested and obtained a suspension of the effectiveness of the ruling pending resolution of the litigation. In February 2006, the Mexican Supreme Court issued a favorable decision upholding KCSM’s position concerning the methodology for establishing rates for trackage rights. This decision is not subject to further appeal. The Ministry of Transportation now has the responsibility to establish rates for trackage rights consistent with the court decision. The litigation concerning the methodology for establishing rates for interline services is still pending.

Our leverage could adversely affect our ability to fulfill obligations under various debt instruments and operate our business.
      Our level of debt could make it more difficult for us to borrow money in the future, will reduce the amount of money available to finance our operations and other business activities, including capital expenditures, exposes us to the risk of increased interest rates, makes us more vulnerable to general economic downturns and adverse industry conditions, could reduce our flexibility in planning for, or responding to, changing business and economic conditions, and may prevent us from raising the funds necessary to repurchase all of certain senior notes that could be tendered upon the occurrence of a change of control, which would constitute an event of default under the terms of the indentures for such senior notes. Our failure to comply with the financial and other restrictive covenants in our debt instruments, which, among other things, require us to maintain specified financial ratios and limit our ability to incur debt and sell assets, could result in an event of default that, if not cured or waived, could have a material adverse effect on our business or prospects. If we do not have enough cash to service our debt, meet other obligations and fund other liquidity needs, we may be required to take actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing all or part of our existing debt, or seeking additional equity capital. We cannot assure that any of these remedies, including obtaining appropriate waivers from our lenders or new facilities, can be effected on commercially reasonable terms or at all. In addition, the terms of existing or future debt agreements may restrict us from adopting any of these alternatives.
      The indebtedness of KCSM exposes us to risks in exchange rate fluctuations, because any devaluation of the peso would cause the cost of KCSM’s dollar-denominated debt to increase; and place us at a competitive disadvantage in Mexico compared to our Mexican competitors that have less debt and greater operating and financing flexibility than KCSM does.

      Our business is capital intensive and requires substantial ongoing expenditures for, among other things, improvements to roadway, structures and technology, acquisitions, leases and repair of equipment, and maintenance of our rail system. Our failure to make necessary capital expenditures to maintain our operations could impair our ability to accommodate increases in traffic volumes or service existing customers.
      In addition, the Concession requires us to make investments and undertake capital projects, including capital projects described in a business plan filed by KCSM every five years with the Mexican government. We may defer capital expenditures with respect to KCSM’s five-year business plan with the permission of the Ministry of Transportation. However, the Ministry of Transportation may not grant this permission, and KCSM’s failure to comply with the commitments in its business plan could result in the Mexican government revoking the Concession.

Our business may be adversely affected by changes in general economic, weather or other conditions.
      Our operations may be adversely affected by changes in the economic conditions of the industries and geographic areas that produce and consume the freight that we transport.
      PCRC and Panarail Tourism Company are directly affected by its local economy. Our investment in PCRC has risks associated with operating in Panama, including, among others, cultural differences, varying labor and operating practices, political risk and differences between the U.S. and Panamanian economies. Historically, a stronger economy has resulted in improved results for our rail transportation operations. Conversely, when the economy has slowed, results have been less favorable. Our revenues may be affected by prevailing economic conditions and, if an economic slowdown or recession occurs in our key markets, the volume of rail shipments is likely to be reduced.
      Our operations also may be affected by adverse weather conditions. We operate in and along the Gulf Coast of the U.S., and our facilities may be adversely affected by hurricanes and other extreme weather conditions. For example, recent hurricanes have adversely affected some of our shippers located along the Gulf Coast and caused interruptions in the flow of traffic within the Southern U.S. and between the U.S. and Mexico. As another example, a weak harvest in the Midwest may substantially reduce the volume of business handled for agricultural products customers. Many of the goods and commodities we transport experience cyclical demand. Our results of operations can be expected to reflect this cyclical demand because of the significant fixed costs inherent in railroad operations. Our operations may also be affected by natural disasters or terrorist acts. Significant reductions in our volume of rail shipments due to economic, weather or other conditions could have a material adverse effect on our business, financial condition, results of operations and cash flows.
      The transportation industry is highly cyclical, generally tracking the cycles of the world economy. Although transportation markets are affected by general economic conditions, there are numerous specific factors within each particular market segment that may influence operating results. Some of our customers do business in industries that are highly cyclical, including the oil and gas, automotive and agricultural sectors. Any downturn in these sectors could have a material adverse effect on our operating results. Also, some of the products we transport have had a historical pattern of price cyclicality, which has typically been influenced by the general economic environment and by industry capacity and demand. For example, global steel and petrochemical prices have decreased in the past. We cannot assure you that prices and demand for these products will not decline in the future, adversely affecting those industries and, in turn, our financial results.

Our business is subject to regulation by international, federal, state and local regulatory agencies. Our failure to comply with various federal, state and local regulations could have a material adverse effect on our operations.
      We are subject to governmental regulation by international, federal, state and local regulatory agencies with respect to our railroad operations, as well as a variety of health, safety, labor, environmental, and other matters. Government regulation of the railroad industry is a significant determinant of the competitiveness and profitability of railroads. Our failure to comply with applicable laws and regulations could have a material adverse effect on our operations, including limitations on our operating activities until compliance with applicable requirements is completed. These government agencies may change the legislative or regulatory framework within which we operate without providing any recourse for any adverse effects on our business that occurs as a result of this change. Additionally, some of the regulations require us to obtain and maintain various licenses, permits and other authorizations, and we cannot assure you that we will continue to be able to do so.

Our business is subject to environmental, health and safety laws and regulations that could require us to incur material costs or liabilities relating to environmental, health or safety compliance or remediation.
      Our operations are subject to extensive international, federal, state and local environmental, health and safety laws and regulations concerning, among other things, emissions to the air, discharges to waters, the handling, storage, transportation and disposal of waste and other materials, the cleanup of hazardous material or petroleum releases, decommissioning of underground storage tanks and noise pollution. Violations of these laws and regulations can result in substantial penalties, permit revocations, facility shutdowns and other civil and criminal sanctions. From time to time, our facilities have not been in compliance with environmental, health and safety laws and regulations and there can be no assurances that we will always be in compliance with such laws and regulations in the future. We incur, and expect to continue to incur, environmental compliance costs, including, in particular, costs necessary to maintain compliance with requirements governing chemical and hazardous material shipping operations, refueling operations and repair facilities. New laws and regulations, stricter enforcement of existing requirements, new spills, releases or violations or the discovery of previously unknown contamination could require us to incur costs or become the basis for new or increased liabilities that could have a material adverse effect on our business, results of operations, financial condition and cash flows.
      In the operation of a railroad, it is possible that derailments, explosions or other accidents may occur that could cause harm to the environment or to human health. As a result, we may incur costs in the future, which may be material, to address any such harm, including costs relating to the performance of clean-ups, natural resources damages and compensatory or punitive damages relating to harm to property or individuals.
      The U.S. Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”) and similar state laws (known as “Superfund laws”) impose liability for the cost of remedial or removal actions, natural resources damages and related costs at certain sites identified as posing a threat to the environment or public health. CERCLA imposes joint, strict and several liabilities on the owners and operators of facilities in which hazardous waste and other hazardous substances are deposited or from which they are released or are likely to be released into the environment. Liability may be imposed, without regard to fault or the legality of the activity, on certain classes of persons, including the current and certain prior owners or operators of a site where hazardous substances have been released and persons that arranged for the disposal or treatment of hazardous substances. In addition, other potentially responsible parties, adjacent landowners or other third parties may initiate cost recovery actions or toxic tort litigation against sites subject to CERCLA or similar state laws. Given the nature of our business, we presently have environmental investigation and remediation obligations at certain sites, including a former foundry site in Alexandria, Louisiana, and will likely incur such obligations at additional sites in the future. Although we have accrued for environmental liabilities, some of these accruals have been reduced for amounts we expect to recover from third party recoveries. We cannot assure you that the costs associated with these obligations will not be material or exceed the accruals we have established.
      Our Mexican operations are subject to Mexican federal and state laws and regulations relating to the protection of the environment. The primary environmental law in Mexico is the General Law of Ecological Balance and Environmental Protection (the “Ecological Law”). The Mexican federal agency in charge of overseeing compliance with and enforcement of the federal environmental law is the Ministry of Environmental Protection and Natural Resources (“Semarnat”). The regulations issued under the Mexican Ecological Law and technical environmental requirements issued by Semarnat have promulgated standards for, among other things, water discharge, water supply, emissions, noise pollution, hazardous substances and transportation and handling of hazardous and solid waste. As part of its enforcement powers, Semarnat is empowered to bring administrative and criminal proceedings and impose economic sanctions against companies that violate environmental laws, and temporarily or even permanently close non-complying facilities. Under the Ecological Law, the Mexican government has implemented a program to protect the environment by promulgating rules concerning water, land, air and noise pollution, and hazardous substances. We are also subject to the laws of various jurisdictions and international conferences with respect to the discharge of materials into the environment. We cannot predict the effect, if any, that the adoption of additional or more stringent environmental laws and regulations would have on KCSM’s results of operations, cash flows or financial condition.

Our business is vulnerable to rising fuel costs and disruptions in fuel supplies. Any significant increase in the cost of fuel, or severe disruption of fuel supplies, would have a material adverse effect on our business, results of operations and financial condition.
      We incur substantial fuel costs in our railroad operations and these costs represent a significant portion of our transportation expenses. Fuel expense has increased from approximately 12% of our consolidated operating costs for the full year 2004 to its current level representing approximately 16% of our consolidated operating costs for 2005. This increase has been, in part, offset by fuel surcharges applied to our customer billings. If we are unable to continue the existing fuel surcharge program at KCSR and expand the fuel surcharge program for KCSM, our operating results could be materially adversely affected.
      Fuel costs are affected by traffic levels, efficiency of operations and equipment, and petroleum market conditions. The supply and cost of fuel is subject to market conditions and is influenced by numerous factors beyond our control, including general economic conditions, world markets, government programs and regulations and competition. In addition, instability in the Middle East and interruptions in domestic production and refining due to hurricane damage may result in an increase in fuel prices. Significant price increases for fuel may have a material adverse effect on our operating results. Additionally, fuel prices and supplies could also be affected by any limitation in the fuel supply or by any imposition of mandatory allocation or rationing regulations. In the event of a severe disruption of fuel supplies resulting from supply shortages, political unrest, a disruption of oil imports, weather events, war or otherwise, the resulting impact on fuel prices and subsequent price increases could materially adversely affect our operating results, financial condition and cash flows.
      We currently meet, and expect to continue to meet, fuel requirements for our Mexican operations almost exclusively through purchases at market prices from Petroleos Mexicanos, the national oil company of Mexico (“PEMEX”), a government-owned entity exclusively responsible for the distribution and sale of diesel fuel in Mexico. KCSM is party to a fuel supply contract with PEMEX of indefinite duration. Either party may terminate the contract upon 30 days written notice to the other at any time. If the fuel contract is terminated and we are unable to acquire diesel fuel from alternate sources on acceptable terms, our Mexican operations could be materially adversely affected.

A majority of our employees belong to labor unions. Strikes or work stoppages could adversely affect our operations.
      We are a party to collective bargaining agreements with various labor unions in the U.S. Approximately 82% of KCSR employees are covered under these agreements. Similarly, approximately 71% of KCSM employees are subject to collective labor contracts. We may be subject to, among other things, strikes, work stoppages or work slowdowns as a result of disputes with regard to the terms of these collective bargaining agreements and labor contracts or our potential inability to negotiate acceptable contracts with these unions. In the U.S., because such agreements are generally negotiated on an industry-wide basis, determination of the terms and conditions of future labor agreements could be beyond our control and, as a result, we may be subject to terms and conditions in amended or future labor agreements that could have a material adverse affect on our results of operations, financial position and cash flows. If the unionized workers in the U.S. or Mexico were to engage in a strike, work stoppage or other slowdown, or other employees were to become unionized or the terms and conditions in future labor agreements were renegotiated, we could experience a significant disruption of our operations and higher ongoing labor costs.

Our business may be subject to various claims and lawsuits.
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
      Due to the nature of railroad operations, claims related to personal injuries and third party liabilities resulting from crossing collisions and derailments, as well as claims related to personal property damage and other casualties is a substantial expense to KCS. Personal injury and casualty claims are subject to a significant degree of uncertainty, especially estimates related to personal injuries which have occurred but not yet been reported, therefore, the degree to which injuries have been incurred and the related costs have not yet been determined. Further, the cost of casualty claims is related to numerous factors, including the severity of the injury, the age of the claimant, and the legal jurisdiction. In determining the provision for casualty claims, management must make estimates regarding future costs related to substantially uncertain matters. Changes in these estimates could have a material effect on the results of operations in future periods.

Our business may be affected by future acts of terrorism or war.
      Terrorist attacks, such as those that occurred on September 11, 2001, any government response thereto and war or risk of war may adversely affect our results of operations, financial condition, and cash flows. These acts may also impact our ability to raise capital or our future business opportunities. Our rail lines and facilities could be direct targets or indirect casualties of an act or acts of terror, which could cause significant business interruption and result in increased costs and liabilities and decreased revenues. These acts could have a material adverse effect on our results of operations, financial condition, and cash flows. In addition, insurance premiums charged for some or all of the coverage currently maintained by us could increase dramatically or certain coverage may not be available in the future.
Additional Risk Factors Relating to Our Operations in Mexico

The Concession is subject to revocation or termination in certain circumstances.
      The Mexican government may terminate the Concession granted to KCSM as a result of KCSM’s surrender of its rights under the Concession, or for reasons of public interest, by revocation or upon KCSM’s liquidation or bankruptcy. The Mexican government may also temporarily seize KCSM’s assets and its rights under the Concession. The Mexican railroad services law and regulations provide that the Ministry of Communications and Transports (“Ministry of Transportation”) may revoke the Concession upon the occurrence of specified events, some of which will trigger automatic revocation. Revocation or termination of the Concession would prevent KCSM from operating its railroad and would materially adversely affect our Mexican operations and ability to make payments on our debt. In the event that the Concession is revoked by the Ministry of Transportation, KCSM will receive no compensation, and its interest in its rail lines and all other fixtures covered by the Concession, as well as all improvements made by it, will revert to the Mexican government.

Our ownership of KCSM and operations in Mexico subject us to political and economic risks.
      The Mexican government has exercised, and continues to exercise, significant influence over the Mexican economy. Accordingly, Mexican governmental actions concerning the economy and state-owned enterprises could have a significant impact on Mexican private sector entities in general and on our Mexican operations in particular, as well as on market conditions, prices and returns on Mexican securities, including KCSM’s outstanding notes. The national elections held on July 2, 2000 ended 71 years of rule by the Institutional Revolutionary Party with the election of President Vicente Fox Quesada, a member of the National Action Party, and resulted in the increased representation of opposition parties in the Mexican Congress and in mayoral and gubernatorial positions. National elections will be held again on July 2, 2006. Although there have not yet been any material adverse repercussions resulting from this political change, multiparty rule is still relatively new in Mexico and could result in economic or political conditions that could materially and adversely affect our Mexican operations. We cannot predict the impact that this new political landscape will have on the Mexican economy. Furthermore, our financial condition, results of operations and prospects and, consequently, the market price for KCSM’s outstanding notes, may be affected by currency fluctuations, inflation, interest rates, regulation, taxation, social instability and other political, social and economic developments in or affecting Mexico.
      The Mexican economy in the past has suffered balance of payment deficits and shortages in foreign exchange reserves. There are currently no exchange controls in Mexico. However, Mexico has imposed foreign exchange controls in the past. Pursuant to the provisions of NAFTA, if Mexico experiences serious balance of payment difficulties or the threat thereof in the future, Mexico would have the right to impose foreign exchange controls on investments made in Mexico, including those made by U.S. and Canadian investors. Any restrictive exchange control policy could adversely affect our ability to obtain dollars or to convert pesos into dollars for purposes of making interest and principal payments due on indebtedness, to the extent that it may have to effect those conversions. This could have a material adverse effect on our business and financial condition.
      Securities of companies in emerging market countries tend to be influenced by economic and market conditions in other emerging market countries. Emerging market countries, including Argentina and Brazil, have recently been experiencing significant economic downturns and market volatility. These events have had an adverse effect on the economic conditions and securities markets of emerging market countries, including Mexico.
      Our Mexican operations may also be adversely affected by currency fluctuations, price instability, inflation, interest rates, regulations, taxation, cultural differences, social instability, labor disputes and other political, social and economic developments in or affecting Mexico.

Downturns in the U.S. economy or in trade between the U.S. and Mexico and fluctuations in the peso-dollar exchange rate would likely have adverse effects on our business and results of operations.
      The level and timing of our Mexican business activity is heavily dependent upon the level of U.S.-Mexican trade and the effects of NAFTA on such trade. Downturns in the U.S. or Mexican economy or in trade between the U.S. and Mexico would likely have adverse effects on our business and results of operations. Our Mexican operations depend on the U.S. and Mexican markets for the products KCSM transports, the relative position of Mexico and the U.S. in these markets at any given time, and tariffs or other barriers to trade. Any future downturn in the U.S. economy could have a material adverse effect on KCSM’s results of operations and its ability to meet its debt service obligations as described above.
      Also, fluctuations in the peso-dollar exchange rate could lead to shifts in the types and volumes of Mexican imports and exports. Although a decrease in the level of exports of some of the commodities that KCSM transports to the U.S. may be offset by a subsequent increase in imports of other commodities KCSM hauls into Mexico and vice versa, any offsetting increase might not occur on a timely basis, if at all. Future developments in U.S.-Mexican trade beyond our control may result in a reduction of freight volumes or in an unfavorable shift in the mix of products and commodities KCSM carries.
      Any devaluation of the peso would cause the peso cost of KCSM’S dollar-denominated debt to increase, adversely affecting its ability to make payments on its indebtedness. Severe devaluation or depreciation of the peso may result in disruption of the international foreign exchange markets and may limit our ability to transfer or to convert pesos into U.S. dollars for the purpose of making timely payments of interest and principal on our non-peso denominated indebtedness. Although the Mexican government currently does not restrict, and for many years has not restricted, the right or ability of Mexican or foreign persons or entities to convert pesos into U.S. dollars or transfer foreign currencies out of Mexico, the Mexican government could, as in the past, institute restrictive exchange rate policies that could limit our ability to transfer or convert pesos into U.S. dollars or other currencies for the purpose of making timely payments of our U.S. dollar-denominated debt and contractual commitments. Devaluation or depreciation of the peso against the U.S. dollar may also adversely affect U.S. dollar prices for our securities. Currency fluctuations are likely to continue to have an effect on our financial condition in future periods.

Mexico may experience high levels of inflation in the future which could adversely affect our results of operations.
      Mexico has a history of high levels of inflation, and may experience high inflation in the future. During most of the 1980s and during the mid- and late-1990s, Mexico experienced periods of high levels of inflation. The annual rates of inflation for the last five years, as measured by changes in the National Consumer Price Index, as provided by Banco de Mexico ranged from 4% to 5.7%. A substantial increase in the Mexican inflation rate would have the effect of increasing some of KCSM’s costs, which could adversely affect its results of operations and financial condition. High levels of inflation may also affect the balance of trade between Mexico and the U.S., and other countries, which could adversely affect KCSM’s results of operations.

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties

U.S. Segment
      Certain KCSR property statistics follow:

	2005	2004	2003

Route miles — main and branch line	3,226	3,108	3,108
Total track miles	4,372	4,353	4,351
Miles of welded rail in service	2,320	2,322	2,309
Main line welded rail(%)	72%	61%	61%
Cross ties replaced	340,033	292,843	280,226

Average Age (In Years):	2005	2004	2003

Wood ties in service	16.7	16.4	16.7
Rail in main and branch line	33.0	31.9	31.0
Road locomotives	25.2	26.0	25.5
All locomotives	26.1	26.9	26.5
      Mexrail had 157 route miles in the main and branch line as of December 31, 2005.

      KCSR and Mexrail’s fleet of locomotives and rolling stock consisted of the following at December 31:

	2005		2004(i)		2003(i)

	Leased	Owned	Leased	Owned	Leased	Owned

Locomotives:
Total	331	315	279	239	354	133

Rolling Stock:
Box Cars	5,401	1,323	5,204	1,307	5,252	1,354
Gondolas	1,093	185	720	83	761	61
Hopper Cars	4,323	989	3,084	802	2,746	805
Flat Cars (Intermodal and Other)	844	531	1,288	533	1,366	552
Tank Cars	24	28	28	30	41	40
Auto Racks	198	—	198	—	200	—

Total	11,883	3,056	10,522	2,755	10,366	2,812

(i)	Includes KCSR only.
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

KCSM
      Certain KCSM property statistics as of December 31, 2005 follow:

	Under	Track Usage
	Concession	Rights	Total

	(In miles)
Main track	2,639	541	3,180
Sidings under centralized traffic control	117	—	117
Spurs, yard tracks and other sidings	510	—	510

Total	3,266	541	3,807

      All of KCSM’s track is standard gauge (56.5 inches) and is generally in good condition. Of KCSM’s 2,639 miles of main track, 100.0% has 100 to 136-lbs. rail and approximately 78.0% is continuously welded rail. The portion of the Mexico City — Nuevo Laredo core route between Mexico City and Querétaro (approximately 143 miles) has double track. Installations along KCSM’s rail lines include supply centers, locomotive inspection centers, car inspection areas, repair shops, warehouses, freight yards and intermodal terminals.

      The following table sets forth certain information with respect to KCSM’s track as of December 31, 2005:

	Main Line —
	Mexico City to
	Nuevo Laredo	All Lines

	(In miles)
Concrete ties installed	828	1,559
Wood ties installed	106	1,080

Total	934	2,639

      KCSM’s fleet of locomotives and rolling stock consisted of the following at December 31:

	2005

	Leased	Owned

Locomotives:
Total	75	323

Rolling Stock:
Box Cars	1,278	1,187
Gondolas	2,922	1,824
Hopper Cars	2,518	580
Flat Cars (Intermodal and Other)	261	557
Tank Cars	611	71
Auto Racks	1,556	—
Other	—	55

Total	9,146	4,274

      Under its Concession from the Mexican government, KCSM has the right to operate the rail lines, but does not own the land, roadway or associated structures. The Concession requires us to make investments and undertake capital projects, including capital projects described in a business plan filed every five years with the Mexican government. We may defer capital expenditures with respect to KCSM’s five-year business plan with the permission of the Ministry of Transportation. However, the Ministry of Transportation may not grant this permission, and KCSM’s failure to comply with the commitments in its business plan could result in the Mexican government revoking the Concession.

Other
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
      No matters were submitted to a vote of security holders during the three-month period ended December 31, 2005.

Executive Officers of KCS and Subsidiaries
      All executive officers are elected annually and serve at the discretion of the Board of Directors. All of the executive officers have employment agreements with KCS and/or its subsidiaries. The mailing address of the principal executive officers is 427 W. 12th Street, Kansas City, Missouri 64105.

Name	Age	Position(s)

Michael R. Haverty	61	Chairman of the Board, President and Chief Executive Officer
Arthur L. Shoener	59	Executive Vice President and Chief Operating Officer
Ronald G. Russ	51	Executive Vice President and Chief Financial Officer
Warren K. Erdman	47	Senior Vice President — Corporate Affairs
Jerry W. Heavin	54	Senior Vice President — International Engineering of KCSR
Larry M. Lawrence	43	Senior Vice President and Assistant to the Chairman
Robert B. Terry	49	Senior Vice President and General Counsel
Paul J. Weyandt	53	Senior Vice President — Finance and Treasurer
Richard M. Zuza	52	Senior Vice President — International Purchasing and Materials
James S. Brook	55	Vice President and Comptroller
Jay M. Nadlman	45	Vice President and Corporate Secretary
      The information set forth in our Definitive Proxy Statement under the heading “Proposal 1 — Election of Directors — Nominees for Director to Serve Until the Annual Meeting of Stockholders in 2009” with respect to Mr. Haverty is incorporated herein by reference.
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
      Ronald G. Russ has served as Executive Vice President and Chief Financial Officer since January 16, 2003. Mr. Russ served as Senior Vice President and Chief Financial Officer from July 1, 2002 to January 15, 2003. Mr. Russ served as Executive Vice President and Chief Financial Officer of Wisconsin Central Transportation Corporation from 2000 to 2002. Mr. Russ served as a Vice President of Wisconsin Central Transportation Corporation from 1999 to 2000. He served as Treasurer of Wisconsin Central Transportation Corporation from 1987 to 1993. From 1993 to 1999 he was Executive Manager and Chief Financial Officer for Tranz Rail Holdings Limited, an affiliate of Wisconsin Central in Wellington, New Zealand. Over the course of his career, he also served in various capacities with Soo Line Railroad and The Chicago, Milwaukee, St. Paul and Pacific Railroad Company
      Warren K. Erdman has served as Senior Vice President-Corporate Affairs of KCS and KCSR since January 1, 2006. Mr. Erdman served as Vice President — Corporate Affairs of KCS from April 15, 1997 to December 31, 2005 and as Vice President — Corporate Affairs of KCSR from May 1997 to December 31, 2005. Prior to joining KCS, Mr. Erdman served as Chief of Staff to U.S. Senator Kit Bond of Missouri from 1987 to 1997.
      Jerry W. Heavin has served as Senior Vice President-International Engineering of KCSR since January 1, 2005 and a director of KCSR since July 9, 2002. Mr. Heavin served as Senior Vice President of Operations from July 9, 2002 to December 31, 2004. Mr. Heavin joined KCSR on September 1, 2001 and served as Vice President of Engineering of KCSR until July 8, 2002. Prior to joining KCSR,

Mr. Heavin served as an independent engineering consultant from 1997 through August 2001. Mr. Heavin began his railroad career in 1970 with UP, serving in various capacities, including general superintendent transportation and chief engineer of facilities.
      Larry M. Lawrence has served as Senior Vice President and Assistant to Chairman-Strategies and Staff Studies of KCS since January 1, 2006. Mr. Lawrence served as Assistant to CEO-Staff Studies and Planning of KCS from November 2001 until December 2005. Prior to joining KCS in 2001, Mr. Lawrence was a strategy consultant for 15 years with McKinsey, A. T. Kearney and KPMG.
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
      Paul J. Weyandt has served as Senior Vice President-Finance and Treasurer of KCS and KCSR since April 2005. He served as Vice President and Treasurer of KCS and of KCSR from September 2001 until March 2005. Before joining KCS, Mr. Weyandt was a consultant to the Structured Finance Group of GE Capital Corporation from May 2001 to September 2001. Prior to consulting, Mr. Weyandt spent 23 years with BNSF, most recently as Assistant Vice President Finance and Assistant Treasurer.
      Richard M. Zuza joined KCS in November 2005 as the Senior Vice President-International Purchasing and Materials. Prior to joining KCS, Mr. Zuza served as Vice President of Procurement for Allstate Insurance Company from 1998 – 2005. He also served as Vice President of Purchasing for Gibson Greetings, Inc. for seven years and held a variety of purchasing positions with General Electric Company for 15 years.
      James S. Brook has served as Vice President and Comptroller of KCS and KCSR since August, 2004. Prior to joining KCS, Mr. Brook served as Vice President of International Regulation for Aquila, Inc. from 1999 to 2004. From 1993 to 1999, he served as Vice President, Controller and Chief Accounting Officer for Aquila.
      Jay M. Nadlman has served as Vice President and Corporate Secretary of KCS and KCSR since January 1, 2006. He served as Associate General Counsel and Corporate Secretary of KCS from April 1, 2001 until December 31, 2005. Mr. Nadlman joined KCS in December 1991 as a General Attorney, and was promoted to Assistant General Counsel in 1997, serving in that capacity until April 1, 2001. Mr. Nadlman served as Associate General Counsel and Secretary of KCSR since May 3, 2001 and as Assistant General Counsel and Assistant Secretary from August 1997 to May 3, 2001. Prior to joining KCS, Mr. Nadlman served as an attorney with the UP from 1985 to 1991.
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
      The information set forth in response to Item 201 of Regulation S-K on the cover (page i) under the heading “Company Stock,” and in Part II Item 8, “Financial Statements and Supplementary Data”, at Note 11 “Quarterly Financial Data (Unaudited)” of this Form 10-K is incorporated by reference in partial response to this Item 5.

      We have not declared any cash dividends on our common stock during the last five fiscal years and we do not anticipate making any cash dividend payments to common stockholders in the foreseeable future. Pursuant to our credit agreement, we are prohibited from the payment of cash dividends on our common stock.
      On May 5, 2003, KCS completed the sale of $200 million (400,000 shares) of 4.25% Redeemable Cumulative Convertible Perpetual Preferred Stock, Series C (“Convertible Preferred Stock”), with a liquidation preference of $500 per share in a private offering under Rule 144A to qualified institutional buyers. Net proceeds to KCS were $193 million after fees to the initial purchasers of $7 million and other expenses of the offering. Dividends on the Convertible Preferred Stock are cumulative and will be payable quarterly at an annual rate of 4.25% of the liquidation preference, when, and if declared by our Board of Directors. Accumulated unpaid dividends will accumulate dividends at the same 4.25% rate. Each share of the Convertible Preferred Stock will be convertible, under certain conditions, and subject to adjustment under certain conditions, into 33.4728 shares of our common stock. Conversion rights arise only upon the occurrence of the following: (i) the closing sale price of KCS’s common stock exceeds a specified level for a specified period; (ii) certain credit rating downgrades; (iii) the convertible preferred stock trading below a certain level for a specified period; (iv) notice of redemption; and (v) the occurrence of certain corporate transactions. On or after May 20, 2008, KCS will have the option to redeem any or all of the Convertible Preferred Stock, subject to certain conditions. Under certain circumstances, at the option of the holders of the Convertible Preferred Stock, KCS may be required to purchase shares of the Convertible Preferred Stock from the holders.
      Following completion of the preparation of the 2005 financial statements of KCS, the Company determined that its Consolidated Coverage Ratio (as defined in the indentures for KCSR’s 7 1/2% Senior Notes and 9 1/2 % Senior Notes) was less than 2.0:1. As a result, pursuant to the terms of each KCSR indenture, the Company is currently unable to pay cash dividends on its Series C Convertible Preferred Stock and dividends in cash or shares of KCS common stock on its Series D Convertible Preferred Stock (as defined below) and will be unable to pay such dividends until such ratio increases to at least 2.0:1. KCS anticipates that the ratio will increase by the end of the third quarter of 2006 such that it will again be permitted to pay cash dividends to these preferred stockholders although that cannot be assured. A special meeting of the holders of record of the Convertible Preferred Stock as of March 17, 2006 (the “Series C Stockholders”), was held on March 30, 2006 to vote on a proposed amendment to the terms of the Convertible Preferred Stock to allow the payment of dividends to the Series C Stockholders to be made, at the discretion of the Company, in cash, in shares of KCS common stock or in any combination thereof. As a quorum of the Series C Stockholders was not present in person or by proxy at the special meeting, the special meeting was adjourned indefinitely. Absent approval of such an amendment, the unpaid dividends for each of the Series C Convertible Preferred Stock and the Series D Convertible Preferred Stock (collectively, the “Preferred Stock”) will accumulate until such time that the Company may resume paying cash dividends to the holders of both classes of Preferred Stock. Whenever dividends on the Preferred Stock or another class or series of stock ranking on a parity with the Preferred Stock are in arrears for six consecutive quarters (or an equivalent number of days in the aggregate) holders of the Preferred Stock will be entitled to vote for the election of two of the authorized directors at the next Annual Shareholders’ Meeting and at each subsequent Shareholders’ Meeting until such time as all accumulated dividends are paid, set aside for payment or the Preferred Stock has been redeemed.
      On March 23, 2006, Standard & Poor’s Rating Service (“S&P”) placed our preferred stock ratings on CreditWatch with negative implications. This rating action was taken after we announced that KCS failed to meet the consolidated coverage ratio threshold under the KCSR senior notes indentures that would allow us to pay cash dividends on our preferred stock.
      On April 4, 2006, S&P placed its BB- ratings on KCS and KCSM on CreditWatch with negative implications and lowered the Company’s preferred stock ratings to CCC from B-. The preferred stock credit ratings remain on CreditWatch with negative implications. The rating actions followed recent negative developments, including the delay in filing our Annual Report on Form 10-K; and to reflect an increased risk of KCS failing to make the next dividend payment on its preferred stock as a result of the special meeting being adjourned indefinitely. S&P has indicated that the preferred stock ratings would likely be lowered to ‘D’ if the May 15, 2006 dividend payment is missed. All ratings could be lowered if the Company fails to address liquidity concerns or fails to demonstrate the likelihood of improved financial results over the near to intermediate term.
      On April 5, 2006 Moody’s Investors Service (“Moody’s”) placed all of KCS’, KCSR’s, and KCSM’s debt ratings under review for possible downgrade. Moody’s review was prompted by KCS’ inability to file our Annual Report on Form 10-K by March 31, 2006.
      On December 9, 2005, Kansas City Southern (“KCS”) completed the sale and issuance of 210,000 shares of its 5 1/8% Cumulative Convertible Perpetual Preferred Stock Series D (the “Series D Convertible Preferred Stock”), par value $1.00 per share. Each share of Series D Convertible Preferred Stock is convertible, at any time, into shares of KCS common stock at a conversion rate of 33.3333 shares of KCS common stock for each share of Series D Convertible Preferred Stock, subject to adjustments to the conversion rate as a result of dividends or distributions payable in shares of KCS common stock, subdivision or reclassification of shares of KCS common stock, and other events in which the KCS common stock may be diluted as provided in the Certificate of Designation of 5 1/8% Cumulative Convertible Perpetual Preferred Stock of Kansas City Southern (“Certificate of Designation”). Dividends on the Series D Convertible Preferred Stock are payable at the discretion of the Company in cash, in KCS common stock or any combination thereof, when, as and if declared by the KCS board of directors, at the rate of 5.125% per annum of the liquidation preference of $1,000 quarterly in arrears. Dividends on the Series D Convertible Preferred Stock are cumulative from the date of issuance. Accumulated but unpaid dividends on the Series D Convertible Preferred Stock accumulate at the annual rate of 5.125%. The Series D Convertible Preferred Stock ranks senior to the common stock and to each class or series of KCS capital stock that has terms that provide that such class or series will rank junior to the Series D Convertible Preferred Stock and includes a liquidation preference that entitles the Series D Convertible Preferred Stock holders to payment of $1,000 per share of Series D Convertible Preferred Stock plus an amount equal to all dividends (whether or not declared) accumulated and unpaid on the Series D Convertible Preferred Stock to the date of a final distribution in the event of any liquidation, dissolution or winding-up of KCS, before any payment or distribution of the KCS’s assets shall be made to or set apart for the holders of any KCS capital stock ranking junior to the Series D Convertible Preferred Stock. Upon certain designated events, holders of the Series D Convertible Preferred Stock may, subject to legally available funds, require KCS to redeem any or all of their shares of Series D Convertible Preferred Stock at the liquidation preference, plus any accumulated and unpaid dividends to the date of redemption, which KCS may pay in either cash, in shares of KCS common stock, or any combination thereof at KCS’s option. Series D Convertible Preferred Stock holders will have no other right to require KCS to redeem the Series D Convertible Preferred Stock at any time. On or after February 20, 2011, KCS may, at its option, cause all, and not less than all, of the outstanding shares of Series D Convertible Preferred Stock to be automatically converted into shares of KCS common stock at the then prevailing conversion rate, but only if the closing sale price of the KCS common stock multiplied by the conversion rate then in effect equals or exceeds 130% of the liquidation preference for 20 trading days during any consecutive 30 trading day period, and if KCS has paid all accumulated and unpaid dividends on the dividend payment date immediately preceding the forced conversion date.
      On December 12, 2005 the Company used substantially all of the proceeds from the Series D Convertible Preferred Stock offering to repurchase 9,000,000 shares of KCS Common Stock issued in April 2005 in connection with the acquisition of KCSM. All of the 9,000,000 shares were purchased at a price of $22.25 per share or $200.3 million. The Company does not have a formal program for the repurchase of any additional shares of our equity securities.
      As of February 28, 2006, there were 4,806 record holders of our common stock.

Item 6.	Selected Financial Data
      The selected financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under Item 7 of this Form 10-K and the consolidated financial statements and the related notes thereto, and the Reports of Independent Accountants thereon, included herein and such data is qualified by reference thereto.

	2005(i)	2004	2003	2002	2001

	(In millions, except per share and ratio amounts)
Revenues	$1,352.0	$639.5	$581.3	$566.2	$583.2
Equity in net earnings (losses) from unconsolidated affiliates	$2.9	$(4.5)	$11.0	$43.4	$27.1
Income before cumulative effect of accounting change and minority interest(ii)	$83.1	$24.4	$3.3	$57.2	$31.1
Earnings per common share — Income (loss) before cumulative effect of accounting change(ii)
Basic	$1.21	$0.25	$(0.04)	$0.94	$0.53
Diluted	1.10	0.25	(0.04)	0.91	0.51
Total assets	$4,423.6	$2,440.6	$2,152.9	$2,008.8	$2,010.9
Total debt obligations(iii)	$1,860.6	$665.7	$523.4	$582.6	$658.4
Cash dividends per common share	$—	$—	$—	$—	$—

(i)	Amounts reflect the consolidation of Mexrail, effective January 1, 2005 and KCSM, effective April 1, 2005.

(ii)	Income from continuing operations before cumulative effect of accounting change and minority interest for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 include certain unusual operating expenses and other income as further described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.” These costs and other income include charges for casualty claims, costs related to the acquisitions of KCSM and Mexrail, hurricane related charges, costs related to the implementation of the Management Control System (“MCS”), benefits received from the settlement of certain legal and insurance claims, severance costs and expenses associated with legal verdicts against KCS, and gains recorded on the sale of operating property, among others. Other non-operating income includes gains recorded on sale of non-operating properties and investments.

(iii)	Includes current and long-term liability related to Grupo TFM acquisition.
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

CORPORATE OVERVIEW
      KCS, a Delaware corporation, is a holding company with principal operations in rail transportation and its principal subsidiaries and affiliates including the following:

•	The Kansas City Southern Railway Company (“KCSR”), a wholly-owned subsidiary;

•	Mexrail, Inc. (“Mexrail”), a wholly-owned consolidated subsidiary; Mexrail owns 100% of the Texas-Mexican Railway Company (“Tex-Mex”);

•	Kansas City Southern de México, S.A. de C.V. (“KCSM”). On April 1, 2005 KCS completed its acquisition of control of KCSM and as of that date, KCSM became a consolidated subsidiary of KCS. On September 12, 2005, the Company and its subsidiaries, Grupo TFM and KCSM, along with the Mexican holding company Grupo TMM, S.A. (“TMM”), entered into a settlement agreement with the Mexican government resolving the controversies and disputes between the companies and the Mexican government concerning the payment of a VAT refund to KCSM and the purchase of the remaining shares of KCSM owned by the Mexican government. As a result of this settlement, KCS and its subsidiaries now own 100% of KCSM. For the first quarter of 2005, KCS accounted for its investment in KCSM on the equity basis of accounting.

•	Southern Capital Corporation, LLC (“Southern Capital”), a 50% owned unconsolidated affiliate that leases locomotives and other rail equipment to KCSR;

•	Panama Canal Railway Company (“PCRC”), an unconsolidated affiliate of which KCSR owns 50% of the common stock. PCRC owns all of the common stock of Panarail Tourism Company (“Panarail”).
KCS, as the holding company, supplies its various subsidiaries with managerial, legal, tax, financial and accounting services, in addition to managing other “non-operating” investments.
EXECUTIVE SUMMARY

Overview
      During the first quarter of 2005, we operated under one reportable business segment in the rail transportation industry. Beginning in the second quarter of 2005 with the acquisition of a controlling interest in Grupo TFM, we began operating under two reportable business segments, which are defined geographically as U.S. and Mexico. The U.S. segment consists primarily of KCSR and Mexrail, while Mexico includes primarily Grupo TFM and its operating subsidiary KCSM. In both the U.S. and the Mexico segments we generate our revenues and cash flows by providing our customers with freight delivery services both within our regions, and throughout North America through connections with other Class I rail carriers. Our customers conduct business in a number of different industries, including electric-generating utilities, chemical and petroleum products, paper and forest products, agriculture and mineral products, automotive products and intermodal transportation.
      We use our cash flows to support our operations and invest in our infrastructure. The rail industry is a capital-intensive industry, and our capital expenditures are a significant use of cash each year. For the year ended December 31, 2005, consolidated capital expenditures were approximately $275.7 million. A more detailed discussion of capital expenditures is found in the “Liquidity and Capital Resources” section below.
      For the first quarter of 2005, Grupo TFM was an unconsolidated affiliate, and we used the equity method of accounting to recognize our proportionate share of Grupo TFM’s earnings. On December 15, 2004, KCS entered into the Amended and Restated Acquisition Agreement (the “Acquisition Agreement”) with TMM, and other parties under which KCS acquired control of KCSM through the purchase of TMM’s shares of Grupo TFM (the “Acquisition”). Grupo TFM held an 80% economic interest in KCSM and all of the shares of stock with full voting rights of KCSM. The remaining 20% economic interest in KCSM was owned by the Mexican government in the form of shares with limited voting rights. The Mexican government had certain put rights with respect to its KCSM shares. On

March 29, 2005, at a special meeting of the KCS shareholders, approval of the issuance of shares of KCS common stock in connection with the Acquisition was received and closing was completed on April 1, 2005. Accordingly, beginning in the second quarter of 2005, KCS began including the operating revenues and expenses of Grupo TFM in its consolidated financial statements.
      On September 12, 2005, the Company and its subsidiaries, KCSM and Grupo TFM, along with the Mexican holding company TMM, entered into a settlement agreement with the Mexican government, resolving the controversies and disputes between the companies and the Mexican government concerning the payment of a value added tax (“VAT”) refund to KCSM and the obligation (“Put”) to purchase the remaining shares of KCSM owned by the Mexican government (the “VAT/ Put Settlement”). As a result of the VAT/ Put Settlement, KCS and its subsidiaries now own 100% of Grupo TFM and KCSM. The potential obligation of KCS, Grupo TFM and TMM to acquire the Mexican government’s remaining 20% ownership of KCSM has been eliminated; and the legal obligation of the Mexican government to issue the VAT refund to KCSM has been satisfied. There was no cash exchanged between the parties to the settlement agreement. In addition, the parties entered into mutual releases of all existing and potential claims relating to the VAT refund and the Put obligation, and entered into an agreement to dismiss all of the existing litigation between the parties.
      As a result of the final resolution of the VAT claim and Put obligation, KCS was required to make a contingency payment of $110.0 million to TMM in accordance with the terms of the December 15, 2004 Amended and Restated Acquisition Agreement in a combination of stock, notes and cash. In addition, a contingent payment of $9.0 million to Jose F. Serrano International Business, S.A. de C.V. (“JSIB”) also became payable upon final resolution of the VAT claim and Put obligation. On March 13, 2006, in settlement of the $110.0 million obligation to TMM, KCS paid $35 million in cash, issued 1,494,469 shares of KCS Common Stock at the VWAP price of $23.4197, as determined in connection with the Acquisition Agreement, and issued a $40 million, five year note. Also on March 13, 2006, in settlement of the $9.0 million obligation to JSIB, KCS paid $9.0 million in cash to JSIB.
      Effective January 1, 2005, the financial results of Mexrail were consolidated into KCS as a result of KCS taking possession from the trustee of 51% of the shares of Mexrail following the Surface Transportation Board’s approval of the Company’s application for authority to exercise common control over KCSR, the Gateway Eastern Railway Company and Tex-Mex. The remaining 49% of Mexrail is owned by KCSM. With the completion of the acquisition of 100% of KCSM, the Company has control of 100% of Mexrail.
OPERATING SEGMENTS
      Operating units that are reported as segments include the U.S. and Mexico segments. Appropriate eliminations of revenue and reclassifications of operating revenues and expenses have been recorded in deriving consolidated data. The U.S. segment consists primarily of KCSR and Tex-Mex. Mexico consists of Grupo TFM, KCSM and Arrendadora TFM S.A. de C.V. (“Arrendadora”). Each of these segments is supported by separate executive management, operates and serves different geographical regions, and is subject to different customs, laws, and tax regulations.

2005 Analysis
      The Company completed the acquisition of Mexrail on January 1, 2005 and KCSM on April 1, 2005, doubling our size in terms of total revenue. Net income for the year ended December 31, 2005 increased by $76.5 million compared to the prior year. Operating income decreased by $21.2 million, interest expense increased by $89.1 million, and a net gain of $131.9 million was achieved in the Vat/ Put Settlement. In the second quarter, $17.8 million of the KCSM loss was allocated to the minority interest. The provision for income taxes decreased by $30.7 million and various other factors increased by $6.4 million.
      Strong revenue growth continued in all major commodity and geographic markets, with increases of 25.8% in the United States, including 11.5% related to the acquisition of Mexrail, for the twelve months ended December 31, 2005, and 7.3% in Mexico for the nine months ended December 31, 2004 compared to the nine months ended December 31, 2005. The growth resulted from a combination of targeted rate increases, variable fuel surcharges, and increased traffic volume across the system.
      In the United States, revenue increased by $164.9 million. Operating expenses increased by $203.3 million, including a $57.4 million increase in fuel costs and a third quarter charge of $37.8 million charge to recognize additional costs related to occupational and personal injury claims. U.S. operations were adversely affected in the third and fourth quarter of 2005 by the severe weather and hurricanes in the Gulf Coast region. Operating income decreased by $38.4 million. The higher level of capital expenditures during 2005 achieved broad improvements to the system and will provide future capacity.
      In Mexico, during the nine months of consolidated results following the April 1, 2005 acquisition, revenues were $547.6 million and operating income was $17.2 million marked by trends similar to the U.S. Segment regarding fuel costs which were approximately 15.2% of revenues. Mexico net income of $103.6 was also impacted by the VAT/Put Settlement which was reflected as non-operating income of $140.9 offset by interest expense of $71.6 million.
      Consolidated net income available to common shareholders increased by $75.7 million to $91.4 million. Weighted average fully diluted common shares outstanding increased by 28.758 million due primarily to the April 1 issuance of 18 million common shares for the KCSM acquisition and to the increase in the number of potentially dilutive shares. Earnings per share increased by $0.85 to $1.10 fully diluted.

2006 Outlook
      The 2006 year should reflect the initial stage of the long term benefits that will result from these newly combined companies. Organizational realignments have largely been completed, and various initiatives are already underway to enhance customer service, improve operating efficiencies and velocity, and increase freight volumes. Several major capital projects are expected to be launched in 2006 by the recently announced joint venture with Norfolk Southern on the Meridian Speedway, and those will begin to facilitate significant increases in capacity and profitable volumes.
      Revenue is expected to continue to grow with increasing volumes of freight traffic over the Company’s integrated system to and from Mexico. The transportation operating system that has been used successfully in the Company’s U.S. operations is being implemented in Mexico, and is expected to lead to gains in operating efficiencies there as well. Fuel costs are expected to continue to fluctuate at levels higher than historical experience.
      High priority is being given to several key aspects of operations company-wide, and these are also expected to yield improved financial results. Initiatives have recently been launched to achieve aggressive new safety goals in 2006. Increased train velocity is the focus of a broad range of other initiatives, and expected to produce further improvements in customer service and revenue growth.
      The completion of the acquisition of KCSM has resulted in the full inclusion of its financial performance in the financial statements of KCS on a consolidated basis. Factors unique to the Mexican economy and business climate, including exchange rates, tax laws, and inflation, are now impacting the Company’s financial reports and performance to a greater extent. We are not able to predict the impact of those factors on future results.
RECENT DEVELOPMENTS
      On March 31, 2006 KCS failed to timely file our Annual Reports on Form 10-K with the Securities and Exchange Commission. As a result of this failure to timely file KCS and KCSR were unable to comply with certain reporting requirements contained in the Credit Agreement (as defined below). In addition KCSM failed to comply with certain reporting requirements and other terms of the 2005 KCSM Credit Agreement (as defined below). These failures constituted defaults under the terms of each of the credit agreements and limited the ability of KCSR and KCSM to access the revolving credit facility in each of their respective credit agreements. On April 7, 2006 KCS and KCSR received a waiver from the lenders under the Credit Agreement and KCSM received an amendment and waiver from the lenders under the 2005 KCSM Credit Agreement. The waiver and the amendment and waiver, as more fully discussed below, waived the defaults and extended the timeframe for reporting requirements for 2005 fiscal year results from March 31, 2006 until April 30, 2006. Neither of KCS, KCSR or KCSM is currently in default under their respective credit agreements.
      Following KCS’ failure to timely file our Annual Reports on Form 10-K, Standard & Poor’s Rating Service (“S&P”) placed its BB- rating on KCS and KCSM on CreditWatch with negative implications and Moody’s Investors Service (“Moody’s) placed all of KCS’, KCSR’s and KCSM’s debt ratings under review for possible downgrade.
      KCS and KCSR Enter Into Agreement to Form Joint Venture with Norfolk Southern Corporation. On December 1, 2005, KCS and its wholly-owned subsidiary The Kansas City Southern Railway Company entered into a transaction agreement (the “Transaction Agreement”) with Norfolk Southern Corporation (“NS”) and its wholly-owned subsidiary The Alabama Great Southern Railroad Company providing for, among other things, the formation of a joint venture between the parties relating to the ownership and improvement of the rail line between Meridian, Mississippi and Shreveport, Louisiana (the “JV Line”), which is a portion of the rail line between Dallas, Texas and Meridian known as the “Meridian Speedway.”
      Upon consummation of the transaction contemplated by the Transaction Agreement, the parties will form a new joint venture limited liability company (the “JV Company”) to which KCS will contribute the assets comprising the JV Line in exchange ultimately for a 70% equity interest and NS will contribute $300 million in cash in exchange ultimately for a 30% equity interest. Pursuant to the terms of the Transaction Agreement, NS’ $300 million investment in the JV Company will be used for mutually agreed-upon capital improvements to expand capacity, for capital maintenance projects and to reimburse KCS for certain previously-made expenditures on the JV line.
      Pursuant to the terms of the Transaction Agreement, the JV Company and KCSR will enter into an operating agreement pursuant to which KCSR will perform all railroad services on behalf of the JV Company. The parties will also enter into a joint use agreement whereby NS will be the sole provider for certain intermodal traffic moving on the JV Line. KCS’ rail subsidiaries also will have certain trackage rights over the JV Line. In addition, the parties will enter into a joint marketing agreement with respect to the movement of certain domestic intermodal containers that move over the Meridian Speedway with a lift or drop at KCS’ Dallas Intermodal Terminal.
      The transactions contemplated by the Transaction Agreement are subject to regulatory approvals, which could take six to twelve months, and other customary closing conditions.
      KCS Completes Acquisition of KCSM. On April 1, 2005, KCS completed the acquisition of a controlling interest in KCSM from TMM. Under the terms of the acquisition agreement, KCS acquired all of TMM’s interest in KCSM for $200.0 million in cash, 18 million shares of KCS common stock, a $47.0 million two-year promissory note, and up to $110.0 million payable in a combination of cash and KCS common stock contingent upon the final resolution of the VAT lawsuit and the Mexican government’s Put claim, as described below.
      Final Resolution of Value Added Tax (“VAT”) Lawsuit and Contingency Payment under the Acquisition Agreement. On September 12, 2005, the Company and its subsidiaries, KCSM and Grupo TFM, along with TMM, entered into a settlement agreement with the Mexican government, resolving the controversies and disputes between the companies and the Mexican government concerning the payment of a VAT refund to KCSM and the obligation (“Put”) to purchase the remaining shares of KCSM owned by the Mexican government. As a result of this settlement, KCS and its subsidiaries now own 100% of Grupo TFM and KCSM. The potential obligation of KCS, Grupo TFM and TMM to acquire the Mexican government’s remaining 20% ownership of KCSM has been eliminated, and the legal obligation of the Mexican government to issue the VAT refund to KCSM has been satisfied. There was no cash exchanged between the parties to the settlement agreement. In addition, the parties entered into mutual releases of all existing and potential claims relating to the VAT refund and the Put obligation, and entered into an agreement to dismiss all of the existing litigation between the parties.
      As a result of the VAT/ Put Settlement, KCS recorded a pretax gain of $131.9 million net of certain fees and expense paid to consultant and net of a $9.0 million contingency fee to Jose F. Serrano International Business, S.A. de C.V. (“JSIB”) payable on final resolution of the VAT claim and Put. Also as a result of the final resolution of the VAT claim and Put, KCS was required to make an additional payment of $110.0 million to TMM in accordance with the terms of the December 15, 2004 Amended and Restated Acquisition Agreement in a combination of cash, stock and notes. On March 13, 2006 in settlement of the $110.0 million obligation to TMM, KCS paid $35 million in cash, issued 1,494,469 shares of KCS Common Stock at the VWAP price of $23.4197, as determined in connection with the Acquisition Agreement, and issued a $40 million, five year note. As settlement of its $9.0 million obligation to JSIB, KCS paid $9 million in cash to JSIB.
      KCS Completes Sale and Issuance of Preferred Stock. On December 9, 2005, KCS completed the sale and issuance of $210.0 million of its 5.125% Cumulative Convertible Preferred Stock Series D at its liquidation preference of $1,000 per share. KCS used substantially all of the net proceeds of the offering to repurchase 9.0 million shares of its common stock formerly owned by TMM which are currently held as treasury shares.
      KCSR Credit Agreement Amendments and Waivers. On September 30, 2005, KCS, KCSR, and other KCS subsidiaries entered into a second amendment and waiver of its credit agreement dated March 30, 2004 (the “Credit Agreement”). The Credit Agreement was amended to increase the revolving credit facility commitment by $25.0 million to a total available line of credit of $125.0 million. The borrowing spread on the revolving credit facility was reduced by 50 basis points, while the borrowing spread on the term loan facility was reduced by 25 basis points (based on certain financial statement attributes). The revolving credit facility has a maturity date of March 20, 2007, while the term loan facility has a maturity date of March 20, 2008. Additionally, the capital expenditure limit was eliminated and certain other nonmaterial changes were made to the Credit Agreement as part of the amendment.
      On November 4, 2005, KCS, KCSR and other KCS subsidiaries entered into a third amendment of the Credit Agreement. The Credit Agreement was amended to modify the definition of “EBITDA” in order to exclude from the definition certain non-cash charges not to exceed $35.7 million in the aggregate for the fiscal quarter ending on September 30, 2005, with respect to an increase in claim reserves.
      On December 8, 2005, KCS, KCSR and other KCS subsidiaries entered into a third waiver of the Credit Agreement. The provisions of Section 5.02(g) of the Credit Agreement were waived in order to permit KCS to use substantially all of the net proceeds from the issuance of its 5.125% Cumulative Convertible Preferred Stock Series D to repurchase shares of its common stock.
      On March 1, 2006, KCS, KCSR and other KCS subsidiaries entered into a fourth waiver of the Credit Agreement (the “Fourth Waiver”). Under the terms of the Fourth Waiver, which expires on April 30, 2006, the Lenders have agreed to waive the requirement that KCS, as defined in the Credit Agreement, maintain a leverage ratio of not more than 5.00:1 for the quarter ended December 31, 2005, provided that such ratio does not exceed 5.50:1.
      On April 7, 2006, KCS, KCSR and other KCS subsidiaries entered into a fifth waiver of the Credit Agreement (the “Fifth Waiver”). Under the terms of the Fifth Waiver, which expires on April 30, 2006, the Lenders have agreed to waive the requirement of Section 5.03(b) that KCS furnish a copy of its 2005 annual audited financial statements by March 31, 2006 so long as KCS furnishes such audited financial statements by April 30, 2006.
      On March 17, 2006, KCSR entered into a commitment letter (the “Commitment Letter”) with The Bank of Nova Scotia (“Scotia”) under which Scotia has agreed to provide KCSR with a $371.2 million, fully underwritten, new credit agreement to refinance KCSR’s existing Credit Agreement. The new credit agreement will consist of a $246.2 million term loan facility and a $125 million revolving credit facility and contain terms and conditions substantially similar to the Credit Agreement, but will provide KCSR with additional financial flexibility. The closing on the new credit agreement is expected to occur before April 30, 2006. KCSR expects to be in compliance with all of the covenants of the new credit agreement, including the leverage ratio, throughout its term.
      A further consequence of the late filing of our Annual report on Form 10-K is that the ability of KCS to access quickly the public equity markets has been reduced significantly, since KCS is no longer qualified as a “well-known seasoned issuer” and also cannot utilize the short-form registration statement on Form S-3. These restrictions will continue for 12 months following this filing.
      KCSM New Credit Agreement. On October 24, 2005, KCSM entered into a new credit agreement (the “2005 KCSM Credit Agreement”) in an aggregate amount of up to $106 million with Bank of America, N.A., BBVA Bancomer, S.A., Institución de Banca Múltiple, Grupo Financiero BBVA Bancomer, and the other lenders named in the 2005 KCSM Credit Agreement. The 2005 KCSM Credit Agreement consists of a $30 million revolving credit facility and a $76 million term loan facility and is secured by the locomotives and rail cars owned by Arrendadora. Proceeds from the credit agreement were used by KCSM to pay all amounts outstanding under the Bridge Loan Agreement dated September 15, 2005, to pay all remaining amounts outstanding under the $186.4 million First Amended and Restated Credit Agreement dated as of June 24, 2004, and for other general corporate purposes. The maturity date for the credit facility is October 28, 2008. The 2005 KCSM Credit Agreement contains covenants that restrict or prohibit certain actions by KCSM, including, but not limited to, its ability to incur debt, create or suffer to exist liens, make prepayments of particular debt, pay dividends, make investments, engage in transactions with stockholders and affiliates, issue capital stock, sell certain assets, and engage in mergers and consolidations or in sale-leaseback transactions. Except for certain circumstances, KCSM’s capital expenditures may not exceed certain amounts for any period of four consecutive fiscal quarters. In addition, KCSM must meet certain consolidated interest coverage ratios, consolidated leverage ratios, and fixed charge coverage ratios. Failure to maintain compliance with covenants would constitute a default. Other events of default include, but are not limited to, certain payment defaults, certain bankruptcy and liquidation proceedings, a change of control, and certain adverse judgments or government actions. Any event of default could trigger acceleration of the time for payment of any amounts outstanding under the 2005 KCSM Credit Agreement.
      On April 7, 2006 KCSM entered into an amendment and waiver (“Amendment and Waiver”) to the 2005 KCSM Credit Agreement. The 2005 KCSM Credit Agreement was amended to (i) exclude certain payment obligations accrued under two locomotive maintenance agreements and under a track maintenance rehabilitation agreement from the definition of Indebtedness, (ii) eliminate certain minimum and multiple borrowing thresholds for peso borrowings under the revolving credit facility and (iii) eliminate the reporting requirement to provide unaudited consolidated financial statements for the fourth fiscal quarter. The Amendment and Waiver also waived (x) certain reporting requirements, including the requirement of KCSM to provide audited consolidated financial statements within 90 days after the end of the 2005 fiscal year, provided such reports are delivered by April 30, 2006 and (v) compliance with the Consolidated Leverage Ratio obligations of Section 7.1(c) of the 2005 KCSM Credit Agreement for the four quarters ending December 31, 2005 if compliance therewith was calculated without giving effect to the amendment to the definition of “Indebtedness” in the Amendment and Waiver, provided that KCSM is in compliance therewith after giving effect to the Amendment and Waiver.
      KCSR Completes Successful Consent Solicitation. On June 10, 2005, KCSR completed the successful solicitation of consents to amend the indentures, as supplemented where applicable, under which KCSR’s outstanding 9 1/2% Senior Notes due 2008 and outstanding 7 1/2 % Senior Notes due 2009 were issued. KCSR received the requisite consents from a majority of the holders of the outstanding aggregate principal amount of each series of notes.
      Upon the terms and subject to the conditions set forth in the Consent Solicitation Statement dated May 11, 2005 and as thereafter amended, KCSR, KCS, the other note guarantors, and the trustee under each of the indentures, respectively, signed supplemental indentures with respect to each such series of notes to permit KCS, Grupo TFM, and KCSM to effect a settlement of certain disputes among KCSM, Grupo TFM, and the Mexican government.
      KCSM Completes Note Tender Offer and Consent Solicitation. On April 1, 2005, KCSM commenced a cash tender offer for any and all outstanding $443.5 million aggregate principal amount of 11.75% Senior Discount Debentures due 2009 (the “2009 Debentures”) on the terms and subject to the conditions set forth in KCSM’s Offer to Purchase and Consent Solicitation Statement dated April 1, 2005. KCSM also solicited consents for amendments to the indenture under which the 2009 Debentures were issued. Holders who tendered their 2009 Debentures were required to consent to the proposed amendments and holders who consented were required to tender their 2009 Debentures.
      On April 14, 2005 $386.0 million principal amount of the outstanding $443.5 million principal amount of the 2009 Debentures had been tendered on or prior to the consent deadline pursuant to the consent solicitation and tender offer for the 2009 Debentures, representing approximately 87% of the outstanding 2009 Debentures. As a result of such consents and early tenders, KCSM received the requisite consents to execute a supplemental indenture relating to the 2009 Debentures. As part of its tender offer for the 2009 Debentures, KCSM was soliciting consents to eliminate substantially all of the restrictive covenants included in the indenture under which the 2009 Debentures were issued and to reduce the minimum prior notice period with respect to a redemption date for outstanding 2009 Debentures from 30 to 3 days. The supplemental indenture relating to the 2009 Debentures containing the proposed changes was executed by KCSM and the Trustee under the indenture. KCSM made payment for these 2009 Debentures pursuant to the early tender provisions of the tender offer on April 20, 2005. Pursuant to the terms of the 2009 Debentures, as amended by the supplemental indenture, KCSM called for redemption all of its remaining outstanding 2009 Debentures that were not tendered in KCSM’s previously announced tender offer and on April 29, 2005, paid an aggregate of $60.0 million, including principal and interest, to the holders of such 2009 Debentures to complete the redemption of all of such remaining outstanding 2009 Debentures.
      KCSM Issues New Senior Notes. On April 19, 2005, KCSM issued $460.0 million principal amount of 9 3/8% senior notes due 2012 (the “9 3/8% Senior Notes”). The 9 3/8% Senior Notes are denominated in U.S. Dollars, bear interest semiannually at a fixed rate of 9 3/8% and mature on May 1, 2012. The 9 3/8% Senior Notes are redeemable, at KCSM’s option, in whole at any time or in part from time to time, on and after May 1, 2009, upon not less than 30 nor more than 60 days notice. Subject to certain conditions, up to 35% of the principal amount of the 9 3/8% Senior Notes is redeemable prior to May 1, 2008. In addition, the 9 3/8 % Senior Notes are redeemable, in whole but not in part, at KCSM’s option at 100% of their principal amount, together with accrued interest, in the event of certain changes in the Mexican withholding tax rate.
      The 9 3/8% Senior Notes are unsecured, unsubordinated obligations of KCSM, rank pari passu in right of payment with all existing and future unsecured, unsubordinated obligations of KCSM, and are senior to all of its subordinated debt. The 9 3/8% Senior Notes effectively rank junior to all of KCSM’s secured indebtedness to the extent of the value of the assets securing such indebtedness. The 9 3/8% Senior Notes are not guaranteed by any of KCSM’s subsidiaries and are therefore effectively subordinated to all liabilities of KCSM’s subsidiaries. The 9 3/8 % Senior Notes are not guaranteed by Grupo TFM.
      In connection with the 9 3/8% Senior Notes, on April 19, 2005, KCSM entered into a registration rights agreement with the placement agents engaged in the offering of the 9 3/8% Senior Notes, or the Registration Rights Agreement. Pursuant to the terms of the Registration Rights Agreement, KCSM agreed, for the benefit of the holders of the 9 3/8 % Senior Notes, at the cost to KCSM, to use its reasonable best efforts to:

(i) file a registration statement with respect to a registered offer to exchange the 9 3/8% Senior Notes for new exchange notes having terms identical in all material respects to the 9 3/8 % Senior Notes (except that the exchange notes will not contain transfer restrictions); and

(ii) complete the registered exchange offer within 270 days after the closing date of the offering of the 9 3/8 % Notes of April 19, 2005.

      KCSM filed the registration statement and completed the registered exchange offer in accordance with the terms of the Registration Rights Agreement.
      On April 18, 2005, KCSM entered into a first waiver and amendment (the “Waiver and Amendment”) to its First Amended and Restated Credit Agreement, dated as of June 24, 2004, with the banks which are a party thereto and J.P. Morgan Chase Bank, N.A., as administrative agent. The Waiver and Amendment allowed KCSM to issue the 9 3/8% Senior Notes in a principal amount in excess of the principal amount of 2009 Debentures outstanding and to use the amount of proceeds from the private placement of the 9 3/8% Senior Notes in excess of the principal amount of the 2009 Debentures outstanding to pay accrued and unpaid interest on the 2009 Debentures repurchased or redeemed, to pay the fees of the underwriter associated with the issuance of the 9 3/8% Senior Notes as well as the tender offer for the 2009 Debentures, to pay the premium related to the tender offer and to pay certain other expenses relating to the tender offer and issuance of the 9 3/8 % Senior Notes. The Waiver and Amendment also amended the First Amended and Restated Credit Agreement to allow KCSM to borrow up to $25 million from KCS on a fully subordinated basis.
      As mentioned above, KCSM refinanced the first Amended and Restated Credit Agreement with proceeds from the 2005 KCSM Credit Agreement on October 24, 2005.
      Stockholder Rights Plan. In connection with the expiration of the Rights Agreement, dated as of September 19, 1995, between the Company and Harris Trust & Savings Bank, as Rights Agent, which associated Rights (as defined therein) expired on October 12, 2005, the Board of Directors of the Company approved a plan to replace its rights plan. The Company entered into a Rights Agreement with UMB Bank, n.a., dated as of September 29, 2005 (the “Rights Agreement”). The Board of Directors of the Company declared a dividend distribution of one Right for each outstanding share of Company Common Stock to stockholders of record at the close of business on October 12, 2005 (the “Record Date”). Each Right entitles the registered holder to purchase from the Company 1/1000 ths of a share of Series A Preferred Stock (“Preferred Stock”), or in some circumstances, shares of the Company’s Common Stock, other securities, cash or other assets, at a purchase price of $100 per share. Both shares and purchase rights are subject to adjustment as further described in Part II Item 8, “Financial Statements and Supplementary Data — Note 2 — Stockholder Rights Plan” to the Financial Statements.
      The Rights, may have the effect of impeding a change in control of the Company without the prior consent of the Board, and the Rights could cause substantial dilution to a person that attempts to acquire the Company, without conditioning the offer on redemption of the Rights by the Board, or on the acquisition by such person of a substantial number of Rights. The Rights will not interfere with any Permitted Offer for all of the outstanding Common Stock that has the approval of a majority of the Independent Directors.
      Tex-Mex enters into Loan Agreement. On July 13, 2005, Tex-Mex entered into an agreement with the Federal Railroad Administration (“FRA”) with an effective date of June 28, 2005 to borrow $50.0 million to be used for infrastructure improvements. These improvements are expected to increase efficiency and capacity in order to accommodate growing freight rail traffic related to the NAFTA corridor. The interest rate under the loan agreement is 4.29% and the principal balance amortizes quarterly with a final maturity of July 13, 2030. At December 31, 2005, Tex-Mex had borrowed $21.7 million under the loan agreement. Tex-Mex expects to draw down the remaining available principal balance during 2006. The loan is being made under the Railroad Rehabilitation and Improvement Financing (“RRIF”) Program administered by the FRA. The loan is guaranteed by Mexrail, which has issued a Pledge Agreement in favor of the lender equal to the gross revenues earned by Mexrail on per-car fees charged for traffic crossing the International Rail Bridge located in Laredo, Texas.
      Purchase of Locomotives. In September 1999, KCSM entered into a locomotive operating lease agreement covering 75 locomotives that was to expire in 20 years. The lease agreement contained standard provisions for this type of transaction, including the option to either purchase the assets or return the assets to the lessor at the end of the lease term. Because the lease agreement contained above market rates, in connection with the valuation of KCSM assets as part of the Acquisition and the principles of push down accounting, KCSM recorded a valuation reserve that was being amortized over the remaining life of the lease.
      On November 2, 2005, KCSR entered into an agreement with El-Mo-Mex, Inc. (“El-Mo”) to acquire El-Mo’s equity interest in the leased locomotives. KCSR and an affiliate paid cash in the amount of approximately $32.6 million and assumed approximately $95.9 million of debt and accrued interest to acquire the locomotives. KCSR subsequently purchased the locomotives from the affiliate. On December 20, 2005, KCSR entered into a leveraged lease arrangement, treated for financial reporting purposes as an operating lease, with an unaffiliated third party. Pursuant to the terms of this leveraged lease, KCSR was to sell the locomotives to a trust, which would then lease the locomotives to KCSR for a period of 18 years. The trust also would assume the debt assumed by KCSR in its purchase of the locomotives. Prior to year end, KCSR had completed the sale of 54 of the locomotives to the trust. The remaining 19 units (two of the original 75 were determined to be damaged beyond repair), valued at $32.5 million, were sold to the trust in January 2006 and are included in the December 31, 2005 financial statements as property.
      KCSR Branch Line Lease Agreement. On July 20, 2005, KCSR and Watco Companies announced the lease of five of KCSR’s branch lines in Oklahoma, Arkansas, Louisiana, Mississippi and Alabama to three subsidiary railroads of Watco, a short line railroad company. These lease agreements are for a period of ten years, subject to earlier termination in accordance with the terms of the applicable lease agreement. The lease agreements are renewable for an additional ten years upon mutual agreement by KCSR and the applicable Watco subsidiary. Under the lease agreements, these branch lines will continue to receive rail service, but from the three railroads owned by Watco instead of KCSR. KCSR will bill the revenue on its traffic and pay a per car fee to Watco for the services provided. In addition, the lessee has agreed to pay KCSR annually, additional rent for the leased property in an amount based on the lessee’s revenue derived from the leased property that is received from traffic interchanged to carriers other than KCSR for the annual period for which the lease amounts are due and Watco is required to provide certain limited capital expenditures on the branch lines as well as assume responsibility for the maintenance.
      Loss of Foreign Private Issuer Status for Grupo TFM and KCSM. Effective April 1, 2005, KCS acquired a controlling interest in Grupo TFM and KCSM. As a consequence of this change in control, Grupo TFM and KCSM have each ceased to qualify as a foreign private issuer for purposes of their reporting obligations to the Securities and Exchange Commission, or SEC. Accordingly, Grupo TFM and KCSM have begun filing current reports on Form 8-K, quarterly reports on Form 10-Q (beginning with respect to the second fiscal quarter of 2005) and will begin filing annual reports on Form 10-K (beginning with respect to fiscal year 2005).
      Calculation of Employee Statutory Profit Sharing. From 1997 until 2001, KCSM calculated the net taxable income that should be considered for employee statutory profit sharing under a judicial ruling that allowed it to deduct net operating losses, or NOLs, that had been carried forward from prior years. In 2002, the relevant legal provision was modified and KCSM sought another judicial ruling confirming its right to deduct NOLs from previous years. Due to a series of decisions in 2005 by the Mexican Supreme Court declaring that NOLs from previous years may not be deducted, KCSM changed the method of calculating its statutory profit sharing liability. KCSM no longer deducts NOLs from prior years when calculating employee statutory profit sharing. This change required KCSM to write off its deferred tax assets related to statutory profit sharing resulting in a charge to operating expenses of $35.6 million, after purchase accounting adjustments.
RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2005 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2004
      Net Income. Consolidated net income for 2005 increased $76.5 million compared to 2004 primarily as a result of a $131.9 million gain resulting from the VAT/ Put Settlement, partially offset by a reduction in operating income of $21.2 million. Additionally, consolidated net income increased due to a reduction in provision for income taxes of $30.7 million.
      The reduction in consolidated operating income was driven primarily by an additional $37.8 million charge in 2005 to recognize additional costs related to occupational and personal injury claims determined as a result of our annual actuarial study, which was completed during the third quarter of 2005, and the write off of KCSM’s deferred tax asset related to statutory profit sharing. On a consolidated basis, both revenues and operating expenses were significantly impacted by the acquisitions completed during the year. In addition to the acquisitions, revenue growth for 2005 continued to be driven by increased volume, targeted rate increases and increased fuel surcharges to help offset rising fuel prices. Consolidated operating costs generally increased consistent with the volume increases, although price increases also impacted compensation and benefits and fuel expense.
      The following table summarizes the consolidated income statement components of KCS (in millions). Certain prior period amounts have been reclassified to reflect changes to the current period presentation.

			Change

	2005	2004	In Dollars	Percentage

Revenues	$1,352.0	$639.5	$712.5	111.4%
Operating expenses	1289.7	556.0	733.7	132.0%

Operating income	62.3	83.5	(21.2)	(25.4)%
Equity in net earnings (losses) of unconsolidated affiliates	2.9	(4.5)	7.4	(164.4)%
Interest expense	(133.5)	(44.4)	(89.1)	200.7%
VAT/ Put settlement gain, net	131.9	—	131.9	100.0%
Other income	12.4	13.4	(1.0)	(7.5)%

Income before income taxes and minority interest	76.0	48.0	28.0	58.3%
Income tax provision (benefit)	(7.1)	23.6	(30.7)	(130.1)%

Income before minority interest	83.1	24.4	58.7	240.6%
Minority interest	17.8	—	17.8	100.0%

Net income	$100.9	$24.4	$76.5	313.5%

U.S. Results
      U.S. Revenues. The following table summarizes U.S. revenues, including the revenues and separate carload statistics of KCSR, and Mexrail, for the year ended December 31, 2005 (in millions). For the year ended December 31, 2004 the revenue and carload statistics are KCSR only. Certain prior period amounts have been reclassified to conform to the current period presentation.

	Revenues				Carloads and Intermodal Units

			Change				Change

	2005	2004	In Dollars	Percentage	2005	2004	In Units	Percentage

	(In millions)				(In thousands)
General commodities:
Chemical and petroleum	$153.5	$135.0	$18.5	13.7%	162.1	147.9	14.2	9.6%
Forest products and metals	219.0	169.6	49.4	29.1%	227.5	197.3	30.2	15.3%
Agricultural and mineral	179.2	125.2	54.0	43.1%	202.7	149.4	53.3	35.7%

Total general commodities	551.7	429.8	121.9	28.4%	592.3	494.6	97.7	19.8%
Intermodal and automotive	76.6	66.8	9.8	14.7%	346.5	342.8	3.7	1.1%
Coal	122.3	92.1	30.2	32.8%	233.4	194.7	38.7	19.9%

Carload revenues and carload and intermodal units	750.6	588.7	161.9	27.5%	1,172.2	1,032.1	140.1	13.6%

Other revenue	53.8	50.8	3.0	5.9%

U.S. revenues	804.4	639.5	164.9	25.8%
      For the year ended December 31, 2005, U.S. revenues increased $164.9 million. The Mexrail acquisition accounted for $73.3 million of the increase in revenues for the year ended December 31, 2005. U.S. revenue also experienced increases in all commodity groups due to a combination of higher carloadings, targeted price improvements and increased fuel surcharge revenue. Fuel surcharges increased to $52.0 million, which accounted for $35.3 million of the increase in revenues for the year ended December 31, 2005, compared to the same periods in 2004. Fuel surcharges will increase or decrease dependent on the price of West Texas Intermediate Crude Oil as published in the Wall Street Journal. The following discussion provides an analysis of our revenues by commodity group. Pending completion of the ongoing effort to change the TexMex mark and finalize its merger into KCS operations, carload data is presented based on the combination of the carloads for KCSR and Mexrail, without elimination for cars interchanged between the two roads.
      Chemical and petroleum products. For the year ended December 31, 2005, U.S. chemical and petroleum products experienced increases in revenues in all commodity groups with the exception of inorganic chemicals. These increases were attributed to higher production, certain targeted rate increases and fuel surcharges. These revenue increases were partially offset by the effects of plant and production shutdowns resulting from the hurricanes during the second half of 2005. The impact of the Mexrail consolidation increased revenues $12.1 million in the chemical and petroleum product commodities for the year ended December 31, 2005.
      Forest products and metals. For the year ended December 31, 2005, forest products and metals revenue for the U.S. segment experienced growth in all commodities compared to the same period in 2004. For the year to date period, these increases resulted primarily from certain targeted rate increases and fuel surcharges partially offset by the impact of hurricanes in the 3rd quarter of 2005. For the year ended December 31, 2005, the consolidation of Mexrail contributed $19.0 million, to forest products and metals revenue.
      Agricultural and mineral products. U.S. revenues in the agricultural and mineral products business unit increased for the year ended December 31, 2005. The increases were primarily the result of targeted rate increases and fuel surcharges. Additionally, for the year ended December 31, 2005, all commodities, except grain, experienced increased traffic due to increased production. U.S. segment domestic grain carloads decreased, primarily due to a slowdown in equipment cycle times resulting in lower equipment availability for the year while the impact of local harvests moving to local feed mills reduced traffic in the third quarter of 2005 compared to the same period in 2004. Export grain carloads decreased primarily as a result of a decrease in gulf coast export traffic including the effects of hurricane weather in the gulf coast region. For the year ended December 31, 2005, the consolidation of Mexrail contributed $30.7 million to agricultural and mineral products revenue.
      Intermodal and automotive. Revenue for U.S. segment intermodal and automotive commodity group for the year ended December 31, 2005 increased compared to the same period in 2004. Excluding the impact of the acquisition of Mexrail, intermodal traffic declined for the year ended December 31, 2005. The declines were the result of changes in shipper traffic patterns as well as the effects of hurricane weather during the third quarter of 2005. Automotive traffic decreased as a result of decreased volumes from manufacturers for the year ended December 31, 2005. For the year ended December 31, 2005, the consolidation of Mexrail contributed $5.5 million to intermodal and automotive products revenue.
      Coal. Increases in U.S. segment coal revenues for the year ended December 31, 2005 compared to the same period in 2004 were due primarily to the addition of two new coal customers that were previously served by other railroads, certain targeted rate increases related to renegotiated contracts and overall increases in carloadings and traffic volumes at certain electric generating stations in response to demand. Mexrail has no significant coal revenues.
      U.S Operating Expenses. For the year ended December 31, 2005, U.S. operating expenses increased $203.3 million (36.6%), when compared to the same period in 2004. Of this increase, $83.3 million was attributable to the consolidation of Mexrail’s operations for the year ended December 31, 2005. The following table summarizes U.S. operating expenses of KCSR and Mexrail for the year ended December 31, 2005. For the year ended December 31, 2004 the operating expenses are KCSR only.

			Change

	2005	2004	In Dollars	Percentage

Compensation and benefits	$244.8	$213.0	$31.8	14.9%
Purchased services	84.6	62.3	22.3	35.8%
Fuel	123.8	66.4	57.4	86.4%
Equipment costs	68.9	50.4	18.5	36.7%
Depreciation and amortization	60.0	53.5	6.5	12.1%
Casualties and insurance	88.7	42.4	46.3	109.2%
Other leases	11.5	11.8	(0.3)	(2.5)%
Other	77.0	56.2	20.8	37.0%

Total U.S. operating expenses	$759.3	$556.0	$203.3	36.6%

      Compensation and Benefits. Increases in compensation and benefits expense for the year ended December 31, 2005 compared to the same period in 2004 were primarily the result of annual wage and salary rate increases which were effective July 1, 2004 as well as higher employee counts. For the year ended December 31, 2005, the consolidation of Mexrail added $19.4 million to compensation and benefits expense. The average headcount for the year ended December 31, 2005 was approximately 3,060 compared to approximately 2,740 for the same period in 2004, including an increase of employees as a result of the consolidation of Mexrail.
      Purchased Services. Purchased services expense for the year ended December 31, 2005 increased compared to the same period in 2004, primarily as a result of the consolidation of Mexrail’s operations. Mexrail has historically contracted for services in the maintenance of equipment and way and structures. Accordingly, Mexrail contributed $19.7 million, to purchased services expense for the year ended December 31, 2005.

      Fuel. Fuel expense increased for the year ended December 31, 2005 compared to the same period in 2004. This increase was the result of a 50.5% increase in the average price per gallon, as well as a 26.0% increase in consumption. For the year ended December 31, 2005, the consolidation of Mexrail added $11.9 million to fuel expense.
      Equipment Costs. Equipment costs for the year ended December 31, 2005 increased compared to the same period in 2004. Of this increase, $15.2 million was related to the Mexrail acquisition for the year ended December 31, 2005. Excluding the impact of the Mexrail acquisition, equipment costs increased for the year ended December 31, 2005 primarily as a result of increased equipment lease costs related to higher traffic levels and demand.
      Depreciation and Amortization. Depreciation and amortization expense for the year ended December 31, 2005 increased compared to the same period in 2004, primarily as a result of a higher asset base, partially offset by property retirements. For the year ended December 31, 2005, the consolidation of Mexrail added $3.5 million to depreciation and amortization expense.
      Casualties and Insurance. During the third quarter of 2005, the Company recorded a $37.8 million pre-tax charge reflecting changes in its estimates for the cost of personal injury claims and includes $7.5 million related to the Company’s first actuarial estimate of the cost of incurred but not reported occupational illness claims. The charge was recorded in “Casualties and Insurance” expense.
      The majority of the increases for FELA and third party claims are attributable to adverse experience occurring since last year’s study, including an increase in the number of new claims and unforeseen adverse developments in the dollar amount of claims and potential settlements for many significant prior claims. The reserve for occupational illness claims resulted primarily from the first time actuarial study. The Company is continuing its practice of accruing monthly for estimated claim costs at levels recommended by the actuarial study, and those accruals have been increased accordingly.
      Overhead Capitalization. KCS capitalizes certain overhead costs representing the indirect costs associated with construction and improvement projects. Overhead factors are periodically reviewed and adjusted to reflect current costs. As a result of revisions to rates used to capitalize indirect costs during the quarter ended June 30, 2005, operating expenses were reduced by approximately $1.8 million. Similarly, in the fourth quarter, the overhead allocation was reviewed to ensure that all appropriate current year costs were allocated which resulted in a reduction of operating expenses of approximately $3.0 million
     Mexico Results.
      KCS acquired a controlling interest in KCSM effective April 1, 2005. The nine month period ended December 31, 2005 results reflect charges and costs associated with the Acquisition and integration, as well as the effect of valuation adjustments as required by purchase accounting. Management evaluates the results of its Mexico operations based on its operating performance during the current year and comparison to plan.

      Mexico Revenues. The following table summarizes consolidated Mexico revenues, including the revenues and carloads statistics, for the nine month periods ended December 31, 2005 and 2004. Although not consolidated in previous years, revenue recognition policies for our Mexico operations were consistent with those of U.S. operations in all material respects; therefore, commodity statistics are presented for purposes of comparison. Unaudited results for the nine months ended December 31, 2004 presented for comparative purposes.

	Revenues				Carloads and Intermodal Units

			Change				Change

	2005	2004	In Dollars	Percentage	2005	2004	In Units	Percentage

	(In millions)				(In thousands)
General commodities:
Chemical and petroleum	$94.5	$94.7	$(0.2)	(0.2)%	71.4	76.5	(5.1)	(6.7)%
Forest products and metals	141.5	120.5	21.0	17.4%	147.3	143.3	4.0	2.8%
Agricultural and mineral	168.9	158.6	10.3	6.5%	152.4	162.1	(9.7)	(6.0)%

Total general commodities	404.9	373.8	31.1	8.3%	371.1	381.9	(10.8)	(2.8)%
Intermodal and automotive	131.9	130.3	1.6	1.2%	250.2	253.0	(2.8)	(1.1)%

Carload revenues and carload and intermodal units	536.8	504.1	32.7	6.5%	621.3	634.9	(13.6)	(2.1)%

Other revenues	10.8	6.4	4.4	68.8%

Total revenues	547.6	510.5	37.1	7.3%
      Revenues for the nine months ended December 31, 2005 totaled $547.6 million compared to $510.5 million for the same period in 2004 resulting in an increase of $37.1 million. This increase was primarily attributable to the impact of fuel surcharges $23.9, million which increased $21.5 million over the nine months ended December 31, 2004, and increases in other factors of $15.6 million.
      Chemical and Petrochemical Products. Revenues from chemical and petrochemical products during the nine months ended December 31, 2005, decreased from the same period in 2004 primarily due to disruptions related to the impact of hurricanes offset by increases in Mexican domestic revenues for the same period, related primarily to higher consumption of fuel products.
      Forest products and metals. Domestic revenues increased during the nine months ended December 31, 2005 as a result of an increase in the production volumes of construction materials such as billets, bar and wire. Steel slab and steel coils revenue decreased as a result of lower international traffic, related to reduced consumption by manufacturing industries offset in part by certain targeted rate increases and fuel surcharges.
      Agriculture and mineral. Revenues from agriculture products increased during the nine months ended December 31, 2005 compared to the same periods in 2004. The increases were primarily the result of targeted rate increases and fuel surcharges. Volume increases were seen in corn and sugar partially offset by reductions in import shipments of soybeans, sorghum and wheat products during the nine months ended December 31, 2005.
      Intermodal and Automotive. Intermodal freight revenue increased $1.6 million for the nine month period ended December 31, 2005 compared to the same period in 2004. This increase was primarily attributable to the consolidation of steamship service at the port of Lázaro Cárdenas with the support of the port administration and Hutchinson Terminal. Automotive revenues for the nine month period ended December 31, 2005 decreased primarily as a consequence of lower domestic traffic offset by targeted increases in rates.

      Mexico Operating Expenses. Mexico operations reported operating income of $17.2 million in the nine months ended December 31, 2005. The following table summarizes operating expenses of KCSM for the nine months ended December 31:

			Change

	2005	2004	In Dollars	Percentage

Compensation and benefits	$95.6	$87.2	$8.4	9.6%
Purchased services	108.7	120.5	(11.8)	(9.8)%
Fuel	83.1	65.3	17.8	27.3%
Equipment costs	80.9	66.9	14.0	20.9%
Depreciation and amortization	67.7	66.6	1.1	1.7%
Casualties and insurance	14.7	9.7	5.0	51.5%
Other leases	2.0	4.1	(2.1)	(51.2)%
KCSM employees’ statutory profit sharing	41.1	(2.1)	43.2	2,057.1%
Other	36.5	19.7	16.8	85.3%

Total Mexico operating expenses	$530.3	$437.9	$92.4	21.1%

      In connection with the evaluation of the fair values of the assets and liabilities of Grupo TFM, certain assets were identified as having little or no value to KCS as the acquiring Company. Because KCS acquired 48.5% of Grupo TFM (or 38.8% of KCSM) in this transaction, the allocation of the excess purchase price over book value of net assets was limited to the acquired percentage. Accordingly, a reduction in the assets of Grupo TFM was limited to acquired percentage and any residual was charged to expense. Grupo TFM operating expenses include $41.1 million relating to decreases in the basis of certain assets, the most significant of which was the write off of deferred employee profit sharing asset of approximately $35.6 million as a result of recent legal rulings in Mexico. A total of $15.9 million of these operating expenses were allocated to Grupo TFM’s minority shareowner.
      As a result of the resolution of the VAT refund claim and Put obligation on September 12, 2005, KCS and its subsidiaries now own 100% of Grupo TFM; the potential obligation of KCS, Grupo TFM and TMM to acquire the Mexican government’s remaining 20% ownership of KCSM has been eliminated; and the legal obligation of the Mexican government to issue the VAT refund to KCSM has been satisfied. Resolution of the preacquisition contingency related to the April 1, 2005 transaction and KCSM’s exchange of the VAT for the book value of the minority interest resulted in an approximate $70.1 million decrease in the basis of the assets to reflect fair value.
      Consolidated Interest Expense. Consolidated interest expense increased $89.1 million for year ended December 31, 2005 when compared to the twelve months ended December 31, 2004. This increase was the result of higher floating interest rates incurred under our Credit Agreement, increased borrowings under our revolving credit facility, interest associated with the debt assumed as part of the locomotive acquisition from El-Mo and the addition of interest expense of $71.4 million for the nine months ended December 31, 2005 due to the Acquisition of KCSM and $1.1 million for the twelve months ending December 31, 2005 due to the acquisition of Mexrail.
      Consolidated Debt Retirement Costs. Consolidated debt retirement costs increased $0.2 million for the year ended December 31, 2005 when compared to the same period in 2004. For the year to date ended, December 31, 2005, $4.4 million in unamortized debt issuance costs were written off primarily in connection with the refinancing of KCSM’s 2009 Debentures and its First Amended and Restated Credit Agreement dated as of June 24, 2004. During the year to date period ended December 31, 2004, KCS recorded $4.2 million of debt retirement costs resulting from the write-off of the unamortized balance of debt issuance costs associated with our previous credit facility.
      Equity in Net Earnings (Losses) of Unconsolidated Affiliates. For the year ended December 31, 2005, equity in earnings from other unconsolidated affiliates was $3.9 million compared to equity in losses from other unconsolidated affiliate of $2.1 million for the same period of 2004. Significant components of this change were as follows:

•	For the year ended December 31, 2005, equity in losses from the operations of PCRC was $1.7 million, compared to $2.1 million for the same period in 2004.

•	For the year ended December 31, 2005, equity in earnings of Southern Capital was $2.8 million, compared to $2.7 million, for the same period in 2004.

•	For the nine months ended December 31, 2005, KCSM’s equity in earnings of Ferrocarril y Terminal del Valle de México, S.A. de C.V. (“FTVM”) was $2.9 million.
      For 2005, earnings for Southern Capital were $13.1 million compared to $11.8 million in 2004. This increase of $1.3 million was primarily the result of a gain recognized by Southern Capital for the sale of locomotives in 2005 of approximately $7.7 million as compared to $6.0 million in 2004. The sales of locomotives were to KCSR in the second quarters of 2005 and 2004 respectively. For purposes of recording its share of Southern Capital earnings, the Company has recorded its share of the gain as a reduction to the cost basis of the equipment acquired. As a result, the Company will recognize its equity in the gain over the remaining depreciable life of the locomotives as a reduction of depreciation expense.
      Consolidated Income Tax Provision (Benefit). For the year ended December 31, 2005, KCS’s income tax benefit was $7.1 million, a change of $30.7 million as compared to a $23.6 million expense for the year ended December 31, 2004. This change was primarily due to the complexities relating to Mexico taxes resulting in an effective income tax rate of (9.3%) and 49.1% for the years ended December 31, 2005 and 2004, respectively. The primary causes of the decrease in the consolidated effective rate were the VAT/ Put Settlement, the utilization of U.S. tax credits enacted for the tax year 2005, a lower Mexican statutory tax rate of 30% as compared to U.S. statutory rate of 35%, and foreign exchange rate fluctuations and inflation. The VAT/ Put Settlement gain was not taxable in Mexico and is not expected to be taxable for U.S. income tax purposes. The Company believes, based upon opinions of outside legal counsel and other factors, that the VAT/ Put Settlement should not be taxable to KCS for U.S. income tax purposes. Such position has not been examined by taxing authorities and it is possible that this position could be challenged. The amount of such tax would be material; however the Company believes that it would have the right to indemnification under the terms of the Acquisition Agreement.
      KCS intends to indefinitely reinvest the equity earnings from KCSM and accordingly, does not provide deferred income tax expense for the excess of its book basis over the tax basis of its investment in KCSM.

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

      Revenues. The following table summarizes consolidated KCS revenues, including the revenues and carload statistics of KCSR, for the years ended December 31, 2004 and 2003. Certain prior period amounts have been reclassified to reflect changes in the business groups and to conform to the current period presentation.

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
      Interest Expense. Consolidated interest expense for the year ended December 31, 2004 decreased $2.0 million compared to the year ended December 31, 2003. This reduction was primarily the result of decreased balances on higher fixed rate debt instruments and lower average interest rates related to the Credit Facility.
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
      Income Tax Provision (Benefit). For the year ended December 31, 2004, KCS’s income tax provision was $23.6 million, an increase of $26.4 million compared to a $2.8 million benefit for the year ended December 31, 2003. This increase was primarily due to a $47.5 million increase in income before income taxes, resulting in an effective income tax rate of 49.1% and (600.7)% for the years ended December 31, 2004 and 2003, respectively. The primary cause of the increase in the effective rate was the increase in KCS pre-tax earnings, excluding equity in earnings of unconsolidated subsidiaries, of $50.4 million in 2004 compared to a pre-tax loss of $11.8 million in 2003, resulting in a consolidated effective income tax rate of 46.8% for 2004 compared to 23.8% for 2003. KCS intends to indefinitely reinvest the equity earnings from KCSM and accordingly, does not provide deferred income tax expense for the excess of its book basis over the tax basis of its investment in KCSM.

      Equity in Net Earnings (Losses) of Unconsolidated Affiliates. For the years ended December 31, 2004 and 2003, KCSM’s operating results and KCS’s corresponding equity in earnings under U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) were as follows (in millions):

	2004	2003

Revenue	$699.2	$698.5
Operating expenses	593.1	591.2

Net income (loss)	$(8.3)	$27.3

KCS equity in earnings (losses) of KCSM	$(2.4)	$12.3

      The increase in KCSM operating expenses was driven primarily by increases in fuel costs of $19.2 million partially offset by decreases in other operating expenses. Net income of KCSM was significantly impacted by a $4.7 million income tax provision (U.S. GAAP) compared to a $51.5 million income tax benefit for 2003. This net increase in the tax provision was largely driven by tax legislation passed in the fourth quarter of 2004 that lowered future corporate income tax rates in Mexico. As a result of this legislation, the value of certain net deferred tax assets was adjusted to reflect lower values resulting in a charge to the tax provision of $23.7 million. KCSM’s principal deferred tax assets are the result of prior year net operating losses for income tax purposes. KCSM’s tax provision for 2004 was also impacted by changes in the peso/dollar exchange rate as well as adjustments for inflation within the Mexican economy.
      Prior to 2005, KCSM reported its financial results under International Financial Reporting Standards (“IFRS”). Because we were required to report our equity in net earnings in KCSM under U.S. GAAP and KCSM reported under IFRS, differences in deferred income tax calculations and the classification of certain operating expense categories occurred. The deferred income tax calculations are significantly impacted by fluctuations in the relative value of the Mexican peso versus the U.S. dollar and the rate of Mexican inflation, and can result in significant variability in the amount of equity earnings reported by KCS. Additionally, in 2004, KCSM recognized a loss, net of tax and minority interest, of $4.2 million on the sale of its interest in Mexrail to KCS. For purposes of recording our equity in the net losses of KCSM, this loss was eliminated due to the sale being to KCS, a related party.
      For the year ended December 31, 2004, equity in losses from other unconsolidated affiliates was $2.1 million compared to equity in losses from other unconsolidated affiliates of $1.3 million in 2003. Significant components of this change were as follows:

•	For 2004, KCS recorded equity in losses of $2.1 million from PCRC compared to $3.1 million for 2003 as PCRC continued to operate below full capacity due to delays in the completion of port expansion in Balboa.

•	Equity in losses of $2.7 million from KCS’s investment in Mexrail. For 2003 and the first half of 2004, Mexrail’s results were consolidated into the results of KCSM.

•	Equity in earnings from Southern Capital of $2.7 million compared to $1.8 million in 2003.
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
LIQUIDITY AND CAPITAL RESOURCES
      KCS is a highly leveraged company. Our primary sources of liquidity are cash flows generated from operations, borrowings under our revolving credit facilities and access to debt and equity capital markets. Although we have had excellent access to capital markets, as a highly leveraged company the financial terms under which we obtain funding often contain certain restrictive covenants. Our covenants restrict or prohibit certain actions, including, but not limited to, our ability to incur debt, create or suffer to exist liens, make prepayments of particular debt, pay dividends, make investments, engage in transactions with stockholders and affiliates, issue capital stock, sell certain assets, and engage in mergers and consolidations or in sale-leaseback transactions. These covenants restrict our financial flexibility. As of December 31, 2005, our total available liquidity, defined as the cash balance plus revolving credit facility availability, was approximately $68 million. On March 31, 2006 in settlement of our obligations to TMM and JSIB, KCS paid $44 million in cash and other considerations. These cash payments reduced our available liquidity.
      As a result of KCS acquiring a controlling interest in Grupo TFM and KCSM, both companies became subject to the terms and conditions of the indentures governing KCSR’s two senior notes issues. The restrictive covenants of these indentures limit the ability of Grupo TFM and KCSM to incur additional debt. Grupo TFM and KCSM can only incur debt to refinance existing debt.
      For the four quarters ended December 31, 2005, KCS’ consolidated coverage ratio (EBITDA/ interest expense), as defined and measured under the KCSR senior notes indentures, was less than 2.00:1. A ratio of less than 2.00:1 restricts KCS’ ability to incur additional indebtedness, with certain exceptions including borrowings under our revolving credit facility, and pay cash dividends under the terms of the indentures. We anticipate that our ability to incur additional indebtedness and pay cash dividends will remain restricted by the coverage ratio until the end of the third quarter of 2006.
      For the twelve month period ended December 31, 2005, KCS did not meet the leverage ratio covenant (debt/ EBITDA) of 5.00:1 as defined and measured under the terms of its credit agreement dated March 30, 2004 (the “Credit Agreement”). On March 1, 2006 KCS, KCSR and other KCS subsidiaries entered into a fourth waiver of its Credit Agreement (the “Fourth Waiver”). Under the terms of the Fourth Waiver, which expires on April 30, 2006, the Lenders have agreed to waive the requirement that the KCS, as defined by the Credit Agreement, maintain a leverage ratio of not more than 5.00:1 for the quarter ended December 31, 2005, provided that such ratio does not exceed 5.50:1.
      On March 31, 2006, KCS failed to meet certain reporting requirements under the Credit Agreement. This failure resulted in a default under the Credit Agreement and limited KCSR’s access to the revolving credit facility. On April 7, 2006, KCS, KCSR and other KCS subsidiaries entered into a fifth waiver of the Credit Agreement (the “Fifth Waiver”). Under the terms of the Fifth Waiver, which expires on April 30, 2006, the Lenders have agreed to waive the requirement of Section 5.03(b) that KCS furnish a copy of its 2005 annual audited financial statements by March 31, 2006 so long as KCS furnishes such audited financial statements by April 30, 2006. We are not currently in default of the Credit Agreement and currently have access to the revolving credit facility.
      On March 17, 2006 KCSR entered into a commitment letter (the “Commitment Letter”) with The Bank of Nova Scotia (“Scotia”) under which Scotia has agreed to provide KCSR with a $371.2 million, fully underwritten, new credit agreement to refinance KCSR’s existing Credit Agreement. The new credit agreement will consist of a $246.2 million term loan facility and a $125 million revolving credit facility and contain terms and conditions substantially similar to the Credit Agreement, but will provide KCSR with additional financial flexibility. The closing on the new credit agreement is expected to occur before April 30, 2006. KCSR expects to be in compliance with all of the covenants of the new credit agreement throughout its term, including the leverage ratio.

      For the twelve month period ended December 31, 2005, KCSM did not meet the leverage ratio covenant (debt/ EBITDA) of 4.50:1 as defined and measured under the terms of its credit agreement dated October 24, 2005 (the “2005 KCSM Credit Agreement”). In addition, on March 31, 2006, KCSM failed to meet certain reporting requirements under the 2005 KCSM Credit Agreement. These failures resulted in defaults under the 2005 KCSM Credit Agreement and limited KCSM’s access to the revolving credit facility. On April 7, 2006 KCSM entered into an amendment and waiver (“Amendment and Waiver”) to the 2005 KCSM Credit Agreement. The 2005 KCSM Credit Agreement was amended to (i) exclude certain payment obligations accrued under two locomotive maintenance agreements and under a track maintenance rehabilitation agreement from the definition of Indebtedness, (ii) eliminate certain minimum and multiple borrowing thresholds for peso borrowings under the revolving credit facility and (iii) eliminate the reporting requirement to provide unaudited consolidated financial statements for the fourth fiscal quarter. The Amendment and Waiver also waived (x) certain reporting requirements, including the requirement of KCSM to provide audited consolidated financial statements 90 days after the end of the 2005 fiscal year, provided such reports are delivered by April 30, 2006 and (y) compliance with the Consolidated Leverage Ratio obligations of Section 7.1(c) of the 2005 KCSM Credit Agreement for the four quarters ending December 31, 2005 if compliance therewith was calculated without giving effect to the amendment to the definition of “Indebtedness” in the Amendment and Waiver, provided that KCSM is in compliance therewith after giving effect to the Amendment and Waiver. KCSM is not currently in default of the 2005 KCSM Credit Agreement and currently has access to the revolving credit facility.
      We believe, based on current expectations, that our cash and other liquid assets, operating cash flows, access to capital markets, and other available financing resources will be sufficient to fund anticipated operating, capital and debt service requirements and other commitments through 2006. A consequence of the late filing of our Annual report on Form 10-K is that the ability of KCS to access quickly the public equity markets has been reduced significantly, since KCS is no longer qualified as a “well-known seasoned issuer” and also cannot utilize the short-form registration statement on Form S-3. These restrictions will continue for 12 months following this filing. Our operating cash flow and financing alternatives, however, can be unexpectedly impacted by various factors, some of which are outside of our control. For example, if we were to experience a substantial reduction in revenues or a substantial increase in operating costs or other liabilities, our operating cash flows could be significantly reduced. Additionally, we are subject to economic factors surrounding capital markets and our ability to obtain financing under reasonable terms is subject to market conditions. Further, our cost of debt can be impacted by independent rating agencies, which assign debt ratings based on certain credit measurements such as interest coverage and leverage ratios.
      During 2005, subsequent to the VAT/ Put Settlement, both Standard & Poor’s Rating Service (“S&P”) and Moody’s Investors Service (“Moody’s”) removed their negative outlook on our debt rating and moved our outlook to stable. On March 23, 2006, S&P Rating Service placed our preferred stock ratings on CreditWatch with negative implications. This rating action was taken after we announced that KCS failed to meet the consolidated coverage ratio threshold under the KCSR senior notes indentures that would allow us to pay cash dividends on our Preferred Stock. On April 4, 2006 S&P placed its BB- ratings on KCS and KCSM on CreditWatch with negative implications and lowered the Company’s preferred stock ratings to CCC from B-. The preferred stock credit ratings remain on CreditWatch with negative implications. The rating actions followed recent negative developments, including the delay in filing our Annual Reports on Form 10-K, and to reflect an increased risk of KCS failing to make the next dividend payment on its preferred stock as a result of the special meeting being adjourned indefinitely. S&P placed the corporate credit and other ratings on CreditWatch on concerns about the Company’s liquidity in the wake of these events. S&P has indicated that the preferred stock ratings would likely be lowered to ‘D’ if the May 15, 2006 dividend payment is missed. All ratings could be lowered if the Company fails to address liquidity concerns or fails to demonstrate the likelihood of improved financial results over the near to intermediate term.

      On April 5, 2006 Moody’s Investors Service (“Moody’s”) placed all of KCS’, KCSR’s and KCSM’s debt ratings under review for possible downgrade. Moody’s review was prompted by KCS’ inability to file this 2005 Form 10-K by March 31, 2006.

Cash Flow Information and Contractual Obligations
      Summary cash flow data follows for the years ended December 31, 2005, 2004 and 2003, respectively: (dollars in millions)

	2005	2004	2003

Cash flows provided by (used for):
Operating activities	$178.8	$142.7	$68.0
Investing activities	(289.5)	(376.8)	(86.0)
Financing activities	103.2	137.3	134.4

Net increase (decrease) in cash and cash equivalents	(7.5)	(96.8)	116.4
Cash and cash equivalents at beginning of year	38.6	135.4	19.0

Cash and cash equivalents at end of year	$31.1	$38.6	$135.4

      During the year ended December 31, 2005, our consolidated cash position decreased by $7.5 million from December 31, 2004. This resulted primarily from an increased level of capital expenditures. During the year ended December 31, 2004, our consolidated cash position decreased by $96.8 million from December 31, 2003. This resulted primarily from an increased level of investments in affiliates. The primary sources of cash were cash inflows from operating activities, the issuance and assumption of long-term debt, the issuance of preferred stock and borrowings under our revolving credit facilities. The primary uses of cash were for capital expenditures, investments in affiliates, repayment of long-term debt and the repurchase of our common stock.
      KCS’s cash flow from operations has historically been positive and sufficient to fund operations, KCSR roadway capital expenditures, other capital improvements and debt service. During 2005, KCSR used borrowings under its revolving credit facility to fund an expanded capital expenditure program. External sources of cash (principally bank debt, public debt, preferred stock and leases) have been used to refinance existing indebtedness and to fund acquisitions, new investments and equipment additions.

      Operating Cash Flows. The following table summarizes consolidated operating cash flow information for the years ended December 31, 2005, 2004, and 2003, respectively: (dollars in millions)

	2005	2004	2003

Net income	$100.9	$24.4	$12.2
Depreciation and amortization	127.7	53.5	64.3
Equity in undistributed (earnings) losses of unconsolidated affiliates	(2.9)	4.5	(11.0)
VAT/ Put Settlement gain	(131.9)	—	—
Funding of restricted cash	(9.0)	—	—
Minority interest	(17.8)	—	—
Distributions from unconsolidated affiliates	8.3	8.8	—
Deferred income taxes	(17.3)	35.9	1.6
KCSM employees’ statutory profit sharing	41.1	—	—
Gains on sales of properties and investments	1.0	(3.8)	(6.2)
Tax benefit realized upon exercise of stock options	5.0	9.5	2.5
Cumulative effect of accounting change	—	—	(8.9)
Change in working capital items	45.9	1.3	6.3
Other	27.8	8.6	7.2

Net cash flow from operating activities	$178.8	$142.7	$68.0

      Net operating cash flows for 2005 increased $36.1 million to $178.8 million compared to $142.7 million in 2004. This increase in operating cash flows was primarily attributable to the consolidation of KCSM which was partially offset by changes in working capital balances relating to the timing of payments and receipts.
      Net operating cash flows for 2004 increased $74.7 million to $142.7 million compared to $68.0 million in 2003. This increase in operating cash flows was primarily attributable to an increase in net income, distributions from unconsolidated affiliates, the increase in deferred tax expense recognized in 2004, the impact of certain tax benefits related to stock options and changes in working capital balances relating to the timing of payments and receipts, as well as the discharge of certain non-current liabilities.
      Investing Cash Flows. Net investing cash outflows were $289.5 million and $376.8 million during the years ended December 31, 2005 and 2004, respectively. This $87.3 million decrease was related to the investments in Mexrail and Grupo TFM in 2004. During 2005, KCS capital expenditures increased by approximately $158.5 million, of which KCSM contributed $72.0 million and Mexrail contributed $28.6 million. KCS also incurred approximately $10.1 million of costs associated with the Acquisition of Grupo TFM in 2005 as compared to $9.5 million in 2004.
      Net investing cash outflows were $376.8 million and $86.0 million during the years ended December 31, 2004 and 2003, respectively. This $290.8 million increase in investing cash outflows was primarily related to the $200 million of restricted cash placed in an escrow account for investment in Grupo TFM and the $32.7 million investment in Mexrail during 2004, as well as an increase of $33.2 million in capital expenditures. During 2003, in contemplation of the Acquisition, KCS repurchased a 51% interest in Mexrail for $32.7 million. In accordance with a demand from KCSM, KCS sold its interest in Mexrail back to KCSM on September 30, 2003 for $32.7 million. As a result of these two Mexrail transactions in 2003, there was no net impact to net investing cash outflows during 2003. Also impacting net investing cash outflows for 2004 and 2003 were approximately $9.5 million and $9.3 million, respectively, of costs associated with the Acquisition that were deferred and included in other investing activities.
      Financing Cash Flows. Financing cash inflows were derived from the issuance of long-term debt, including borrowings under our revolving credit facilities, the issuance of preferred stock and proceeds from the issuance of common stock under employee stock plans. Financing cash outflows were used for the repayment of debt, the repurchase of our common stock, the payment of dividends on our preferred stock and the payment of debt and preferred stock issuance costs. Financing cash flows for 2005, 2004, and 2003 were as follows:

•	Financing cash flows for 2005 were $103.2 million, resulting primarily from borrowings under our revolving credit facilities. During 2005, KCS issued $210 million of preferred stock, assumed debt under a purchase agreement for 75 locomotives, of which $24.3 million was outstanding at December 31, 2005, borrowed $21.7 million under the Tex-Mex RRIF loan and had borrowings of $92 million outstanding at year end under KCSR’s revolving credit facility. Net proceeds from the issuance of the preferred stock were used to repurchase 9 million shares of KCS common stock. Also during 2005, KCSM issued $460 million of 9 3/8% senior unsecured notes and entered into a new $106 million credit facility. The proceeds from these two financings were used by KCSM to repay $443.5 million of senior discount debentures, $31 million under a bridge loan, the remaining balance of $67.5 million under its previous credit facility and the costs associated with the transactions.

•	Financing cash flows for 2004 were $137.3 million, resulting primarily from borrowings under a new credit facility. In March, 2004 KCS entered into a new $250 credit agreement consisting of a $150 million term loan facility and a $100 million revolving credit facility. The term loan was fully drawn at closing. In December, 2004 KCS amended the new credit agreement to increase the term loan facility from $150 million to $250 million. The additional $100 million was used to fund a portion of the escrow account under the Acquisition. In March, 2004 KCS used cash on hand to pay off the term loan facility under its previous credit agreement. There were no borrowings outstanding at year end under the revolving credit facility.

•	Financing cash flows for 2003 were $134.4 million, resulting primarily from the net proceed received from the issuance of $200 million of preferred stock which was partially offset by the repayment of $59.2 million of debt.

•	Proceeds from the sale of KCS common stock pursuant to employee stock plans were $1.7 million, $7.4 million and $5.3 million in 2005, 2004 and 2003, respectively.

•	Payment of cash dividends were $8.7 million, $8.7 million and $4.7 million in 2005, 2004 and 2003, respectively. Approximately $0.2 million of dividends were paid in each year on our Preferred Stock and approximately $8.5 million, $8.5 million and $4.5 million of dividends were paid in 2005, 2004 and 2003, respectively, on our 4.25% Cumulative Preferred Stock.

      Contractual Obligations. The following table outlines our material obligations under long-term debt, operating lease and other contractual commitments at December 31, 2005. Typically, payments for operating leases, other contractual obligations and interest on long-term debt are funded through operating cash flows. Principal payment obligations on long-term debt are typically refinanced by issuing new long-term debt. If operating cash flows are not sufficient, funds received from other sources, including borrowings under credit facilities and proceeds from property and other asset dispositions might also be available. These obligations are customary transactions similar to those entered into by others in the transportation industry. We anticipate refinancing certain parts of our long-term debt prior to maturity.

		Payments Due by Period

		Less Than	1-3	More Than
	Total	1 Year	Years	3 Years

Contractual Obligations
Long-term debt (including capital lease obligations)(i)(ii)	$1,860.6	$116.3	$871.2	$873.1
Operating leases	915.7	133.2	227.5	555.0
Other contractual obligations(iii)	401.7	60.3	120.1	221.3

Total contractual obligations	$3,178.0	$309.8	$1,218.8	$1,649.4

(i)	Excludes amounts for interest

(ii)	Includes current and long-term liability related to Grupo TFM acquisition.

(iii)	Other contractual obligations include purchase commitments and certain maintenance agreements.

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
      On March 28, 2005, PCRC and the IFC finalized an agreement whereby PCRC would redeem the shares subscribed and owned by the IFC pursuant to the IFC Subscription. Under the agreement, PCRC paid to the IFC $10.5 million. These shares had a recorded value of $5.0 million and approximately $2.6 million in accrued unpaid dividends. Upon completion of the transaction, PCRC recorded additional cost of approximately $2.9 million to reflect the premium paid to IFC and, as a result, KCS recorded its share of the transaction cost of approximately $1.5 million through its equity in earnings of PCRC in the first quarter of 2005.
      As previously described, on November 2, 2005, KCSR entered into an agreement with El-Mo-Mex, Inc. (“El-Mo”) to acquire El-Mo’s equity interest in the leased locomotives. KCSR and an affiliate paid cash in the amount of approximately $32.6 million and assumed approximately $95.9 million of debt and accrued interest to acquire the locomotives. KCSR subsequently purchased the locomotives from the affiliate. On December 20, 2005, KCSR entered into a leveraged lease arrangement, treated for financial reporting purposes as an operating lease, with an unaffiliated third party.

Capital Expenditures
      Capital improvements for KCSR roadway track structures have historically been funded with cash flows from operations. In 2005, we used proceeds from borrowings under our Revolving Credit Facility to finance an expanded capital program. We have historically used internally generated cash flows or leasing for equipment capital expenditures. Through our Southern Capital joint venture, we have the ability to finance railroad equipment, and therefore, have increasingly used lease-financing alternatives for our locomotives and rolling stock.
      The following table summarizes the cash capital expenditures by type for KCSR and Mexrail for the year ended December 31, 2005 and KCSM for the nine months ended December 31, 2005. For the years ended December 31, 2004 and 2003 the cash capital expenditures are for KCSR only. (dollars in millions)

Capital Expenditure Category

	2005	2004	2003

Track infrastructure	$190.1	$57.2	$52.9
Locomotives, freight cars and other equipment	41.8	22.6	14.9
Facilities and capacity projects	1.7	27.4	6.8
Information technology	12.2	5.4	3.8
Other	29.9	4.6	5.6

Total capital expenditures	$275.7	$117.2	$84.0

      Internally generated cash flows and borrowings under our credit agreements are expected to be used to fund capital programs for 2006, currently estimated at approximately $80 million in the U.S. and $96 million in Mexico.

Maintenance & Repairs
      KCSR and KCSM, like other railroads, are required to maintain their own property infrastructure. Portions of roadway and equipment maintenance costs are capitalized and other portions are expensed (as components of material and supplies, purchased services and others), as appropriate. Maintenance and capital improvement programs are in conformity with the standards promulgated by the applicable regulatory agency and are accounted for in accordance with applicable regulatory accounting rules. We expect to continue funding roadway and equipment maintenance expenditures with internally generated cash flows.

Capital Structure
      Components of our capital structure are as follows (dollars in millions).

	2005	2004

Debt due within one year(i)	$116.3	$9.9
Long-term debt(ii)	1,744.3	655.8

Total debt(iii)	1,860.6	665.7
Stockholders’ equity	1,426.2	1,016.5

Total debt plus equity	$3,286.8	$1,682.2

Total debt as a percent of Total debt plus equity (“debt ratio”)	56.6%	39.6%

(i)	Includes current liability related to Grupo TFM acquisition.

(ii)	Includes long-term liability related to Grupo TFM acquisition.

(iii)	Includes current and long-term liability related to Grupo TFM acquisition.
      Our consolidated debt ratio as of December 31, 2005 increased 17.0 percentage points as compared to December 31, 2004. Total consolidated debt increased $1,194.9 million, primarily as a result of the Acquisition, $92 million of borrowings under our revolving credit facility outstanding at December 31, 2005, $24.3 million of assumed debt remaining outstanding under a purchase agreement for 75 locomotives and $21.7 million of borrowings under the Tex-Mex RRIF loan. KCSM debt of $891.7 million was outstanding as of December 31, 2005.

Shelf Registration Statements and Public Securities Offerings
      Kansas City Southern currently has three shelf registration statements on file with the SEC (“Initial Shelf” — Registration No. 33-69648; “Second Shelf” — Registration No. 333-61006; “Third Shelf” — Registration No. 333-130112). Securities in the aggregate amount of $300 million remain available under the Initial Shelf and securities in the aggregate amount of $450 million remain available under the Second Shelf. The Third Shelf was filed in accordance with the securities offering reform rules of the SEC that allow well known seasoned issuers to register an unspecified amount of different types of securities on an immediately effective Form S-3 registration statement. On December 9, 2005, the Company completed the sale and issuance of 210,000 shares of its Convertible Preferred Stock Series D pursuant to the Third Shelf. See Item 5 “Market for KCS’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for a detailed discussion of the terms of the Convertible Preferred Stock Series D and the offering. There remains an unspecified amount of securities available under the Third Shelf. To date, no securities have been issued under either the Initial Shelf or Second Shelf. As a consequence of the late filing of this 2005 Form 10-K, KCS will be ineligible to use any of these shelf registration statements until it has timely filed all periodic reports required under Section 13(a) or Section 15(d) of the Exchange Act for twelve months from the date of filing this 2005 Form 10-K.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
      KCS’s accounting and financial reporting policies are in conformity with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management believes that the following accounting policies and estimates are critical to an understanding of KCS’s historical and future performance. Management has discussed the development and selection of the following critical accounting estimates with the Audit Committee of KCS’s Board of Directors and the Audit Committee has reviewed the selection, application and disclosure of our critical accounting policies and estimates.

Depreciation of Property, Plant and Equipment
      The railroad industry is extremely capital intensive. Maintenance and the depreciation of operating assets constitute a substantial operating expense for KCS, as well as the railroad industry as a whole. We capitalize costs relating to additions and replacements of property, plant and equipment, including certain overhead costs representing the indirect costs associated with construction and improvement projects. Overhead factors are periodically reviewed and adjusted to reflect current costs. All of these costs are depreciated using the group method consistent with industry standards and rules established by the STB. The cost of property, plant and equipment normally retired, less salvage value, is charged to depreciation expense over the estimated life of the operating assets using group straight-line rates for financial statement purposes. The STB approves the depreciation rates used by KCSR (excluding the amortization of computer software) but not for KCSM. Both KCSR and KCSM periodically conduct studies of depreciation rates for properties and equipment and implements approved changes, as necessary, to depreciation rates. These studies take into consideration the historical retirement experience of similar assets, the current condition of the assets, current operations and potential changes in technology, estimated salvage value of the assets, and industry regulations. For all other consolidated subsidiaries, depreciation is derived based upon the asset value in excess of estimated salvage value using the straight-line method over the estimated useful lives of the assets for financial reporting purposes. Depreciation is based upon estimates of the useful lives of assets as well as their net salvage value at the end of their useful lives. Estimation of the useful lives of assets that are long-lived as well as their salvage value requires significant management judgment. Accordingly, management believes that accounting estimates related to depreciation expense are critical.
      Currently, KCSR and KCSM depreciate operating assets, including road and structures, rolling stock and equipment, and capitalized leases generally over a range of 3 to 50 years depending upon the estimated life of the particular asset. We amortize computer software over a range of 3 to 12 years depending upon the estimated useful life of the software. In addition to the adjustment to rates as a result of the depreciation studies, certain other events could occur that would materially affect the Company’s estimates and assumptions related to depreciation. Unforeseen changes in operations or technology could substantially alter our assumptions regarding our ability to realize the return of our investment in operating assets and, therefore, affect the amount of depreciation expense to charge against both current and future revenues. Because depreciation expense is a function of analytical studies made of property, plant and equipment, subsequent studies could result in different estimates of useful lives and net salvage values. If future depreciation studies yield results indicating that our assets have shorter lives as a result of obsolescence, physical condition, changes in technology or changes in net salvage values, the estimate of depreciation expense could increase. Likewise, if future studies indicate that assets have longer lives, the estimate of depreciation expense could decrease.
      KCSR Depreciation Study. For the year ended December 31, 2004, changes were made to certain KCSR depreciation rates. As described above, depreciation is computed using group straight-line rates for financial statement purposes, which require approval of the STB. During the year ended December 31, 2003, the KCSR engaged a civil engineering firm with expertise in railway property usage to conduct a study to evaluate depreciation rates for properties and equipment. The study centered on evaluating actual historical replacement patterns to assess future lives and indicated that KCSR was depreciating its property over shorter periods than we actually utilize the assets, as estimated by the study. Specifically, the average rate applied to the Road and Structures Asset class (primarily rail, railroad ties and bridges) decreased approximately 0.7%, while the average rate applied to the Rolling Stock and Equipment Asset class (locomotives and railcars) decreased approximately 0.5%. The effect of this change in estimate on net income was approximately $8.0 million, net of tax of $5.0 million ($0.12 per share, on a diluted basis), for the year ended December 31, 2004.
      KCSM Depreciation Review. For the year ended December 31, 2005, KCSM adopted the group depreciation method for consistency with KCSR. Accordingly, changes were made to certain historical depreciation rates. Unlike KCSR, KCSM depreciation rates are not subject to the approval of the STB, accordingly, the changes to the depreciation rates were applied in 2005. During the year ended

December 31, 2005, the KCSM engaged a civil engineering firm with expertise in railway property usage to conduct an analysis of depreciation rates for properties and equipment. The analysis centered on evaluating actual historical replacement patterns to assess future lives and indicated that KCSM was depreciating its property over shorter periods than we actually utilize the assets. As a result, depreciation expense recorded in the fourth quarter of 2005 reflected an adjustment totaling $5.5 million, to reduce depreciation expense as recorded in the second and third quarters of 2005. Concession rights and related assets are amortized over the shorter of their remaining useful life as determined by the KCSM depreciation review or the life of the concession.

Provision for Environmental Remediation
      Our operations are subject to extensive federal, state and local environmental laws and regulations. The major environmental laws to which we are subject include, among others, the Federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA,” also known as the Superfund law), the Toxic Substances Control Act, the Federal Water Pollution Control Act, and the Hazardous Materials Transportation Act. CERCLA can impose joint and several liabilities for cleanup and investigation costs, without regard to fault or legality of the original conduct, on current and predecessor owners and operators of a site, as well as those who generate, or arrange for the disposal of, hazardous substances. The risk of incurring environmental liability is inherent in the railroad industry. We own property that is, or has been, used for industrial purposes. Use of these properties may subject KCS to potentially material liabilities relating to the investigation and cleanup of contaminants, claims alleging personal injury, or property damage as the result of exposures to, or release of, hazardous substances.
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
      For the year ended December 31, 2005, the expense related to environmental remediation was $2.1 million and is included as purchased services expense on the consolidated statements of income. Additionally, as of December 31, 2005, KCS has a total liability recorded for environmental remediation of $5.8 million including liabilities assumed in connection with the Mexrail acquisition of $2.8 million. This amount was derived from a range of reasonable estimates based upon the studies and site surveys described above and in accordance with SFAS 5. As of December 31, 2005 there were no accrued liabilities relating to environmental remediation at KCSM.

Provision for Casualty Claims
      Due to the nature of U.S. railroad operations, claims related to personal injuries and third party liabilities resulting from crossing collisions and derailments, as well as claims related to personal property damage and other casualties is a substantial expense to KCS. Claims are estimated and recorded for known reported occurrences as well as for incurred but not reported (“IBNR”) occurrences. Consistent with the general practice within the railroad industry, our estimated liability for these casualty expenses is actuarially determined on an undiscounted basis. In estimating the liability for casualty claims, we obtain an estimate from an independent third party actuarial firm, which calculates an estimate using historical experience and estimates of claim costs as well as numerous assumptions regarding factors relevant to the derivation of an estimate of future claim costs. Employees are compensated for work related personal injury claims according to provisions contained within the Federal Employers’ Liability Act (“FELA”).
      Reserves for occupational illness claims were previously established through an assessment made on a case-by-case basis, and a liability was established when management determined that it was probable and reasonably estimable. No provision was made for occupational illness claims that may have been incurred but not yet reported, since the Company believed the low end of the range of reasonably possible loss was not material. During 2005 the Company experienced a marked increase in the number of such claims. In light of these developments, the Company requested and obtained an actuarial study of these potential unasserted claims for the first time. The study indicated that existing reserves should be increased by $7.5 million.
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
      For the year ended December 31, 2005, casualty expense was approximately $57.6 million and was included in casualties and insurance expense in the consolidated statements of income. Based on the methods described above and information available as of December 31, 2005, our liability for casualty claims was $103.9 million. For the year ended December 31, 2005, the provision for casualty expense represented 8.1% of consolidated operating expenses. For purposes of earnings sensitivity analysis, if the December 31, 2005 reserve were adjusted (increased or decreased) 10%, casualty expense would have changed $10.4 million.

Provision for Income Taxes
      Deferred income taxes represent a substantial liability of KCS. For financial reporting purposes, management determines our current tax liability, as well as deferred tax assets and liabilities, in accordance with the liability method of accounting for income taxes as specified in Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes.” The provision for income taxes is the sum of income taxes both currently payable and deferred into the future. Currently payable income taxes represent the liability related to KCS’s U.S., state and Mexican income tax returns for the current year and anticipated tax payments resulting from income tax audits while the net deferred tax expense or benefit represents the change in the balance of deferred tax assets or liabilities as reported on the balance sheet. The changes in deferred tax assets and liabilities are determined based upon the changes in differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes as measured using the enacted tax rates that management estimates will be in effect when these differences reverse. In addition, the tax provision for Mexico is further complicated by the impacts of inflation as well as the exchange rate, both of which can have a significant impact on the calculation. In addition to estimating the future tax rates applicable to the reversal of tax differences, management must also make certain assumptions regarding whether tax differences are permanent or temporary. If the differences are temporary, management must estimate the timing of their reversal, and whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets of KCS. Accordingly, management believes that the estimates related to the provision for income taxes is critical to our results of operations
OTHER
      Derivative Instruments. KCS does not engage in the trading of derivatives. Our objective for using derivative instruments is to manage our fuel and interest rate risk to mitigate the impact of fluctuations in fuel prices and interest rates. We account for derivative transactions under Statement of Financial Accounting Standards 133 “Accounting for Derivative Instruments and Hedging Activities” as amended, as set forth in Note 2 to the Consolidated Financial Statements in Item 8 of this Form 10-K. In general, we enter into derivative transactions in limited situations based on management’s assessment of current market conditions and perceived risks. Management intends to respond to evolving business and market conditions in order to manage risks and exposures associated with our various operations, and in so doing, may enter into such transactions more frequently as deemed appropriate.
      Fuel Derivative Transactions. Fuel expense is a significant component of our operating expenses. Fuel costs are affected by (i) traffic levels, (ii) efficiency of operations and equipment, and (iii) fuel market conditions. To stabilize the price for future fuel purchases and protect our operating results against adverse fuel price fluctuations, from time to time, KCS enters into transactions, such as forward purchase commitments and commodity swap transactions. These derivative instruments hedge against fluctuations in the price of No. 2 Gulf Coast Heating Oil, the commodity on which KCSR’s diesel fuel prices are determined. Using certain risk management strategies, we are able to reduce our risk related to rising diesel fuel prices. At December 31, 2005 we had no outstanding fuel hedges.
      Foreign Exchange Matters. In connection with our acquisition of KCSM, matters may arise with respect to financial accounting and reporting for foreign currency transactions and for translating foreign currency transactions into U.S. dollars. KCS follows the requirements outlined in Statement of Financial Accounting Standards No. 52 “Foreign Currency Translation” (“SFAS 52”), and related authoritative guidance. KCSM uses the U.S. dollar as its functional currency. Earnings (losses) from KCSM included in our results of operations reflect any such transaction gains and losses that KCSM records in the process of translating certain transactions from Mexican pesos to U.S. dollars. We continue to evaluate existing alternatives with respect to utilizing foreign currency instruments to hedge our U.S. dollar investment in KCSM as market conditions change or exchange rates fluctuate. At December 31, 2005 we had no outstanding foreign currency hedging instruments.
      Litigation. The Company is a party to various legal proceedings and administrative actions, all of which are of an ordinary, routine nature and incidental to its operations. Included in these proceedings are various tort claims brought by current and former employees for job related injuries and by third parties for injuries related to railroad operations. We aggressively defend these matters and have established liability reserves that management believes are adequate to cover expected costs. Although it is not possible to predict the outcome of any legal proceeding, in the opinion of the Company’s management, other than those proceedings described in detail below, such proceedings and actions should not, individually, or in the aggregate, have a material adverse effect on the Company’s financial condition.
      Reinsurance Litigation. The Company has established its personal injury and casualty reserves based on an assumption that it will have the benefit of insurance under existing policies. Several reinsurers of the Company’s captive insurer have filed a declaratory judgment action in federal court in Vermont seeking a declaration that based on a claimed lack of notice, they have no obligation to provide coverage for a set of lawsuits currently pending against a subsidiary of the Company. The Company’s captive insurer has answered and filed a counterclaim to establish its right to coverage. The Company presently believes that it has a strong basis to establish that notice was properly delivered and that it has a right to coverage. In the event the Company is unsuccessful in the litigation with the reinsurance carriers and the damages in the underlying litigation exceed the self insured retention, the Company would not have reinsurance to cover such excess. While the Company is not presently able to reliably estimate such amounts, those additional amounts could be material. In the event the Company is unsuccessful in the reinsurance litigation, the Company believes it would have a strong claim against third parties responsible for providing notice to the reinsurers for any damages caused by the loss of the insurance coverage. The accompanying financial statements do not include any accruals related to the possible lack of insurance coverage from the reinsurers.
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

•	whether we are fully successful in executing our business strategy, including capitalizing on NAFTA trade to generate traffic and increase revenues, exploiting our domestic opportunities, establishing new and expanding existing strategic alliances and marketing agreements and providing superior customer service;

•	whether KCS is successful in retaining and attracting qualified management personnel;

•	whether KCS is able to generate cash that will be sufficient to allow us to pay principal and interest on our debt and meet our obligations and to fund our other liquidity needs;

•	whether KCS will be able to meet the covenants as defined by its various debt agreements, or in the alternative to obtain the necessary waivers and amendments to maintain compliance;

•	material adverse changes in economic and industry conditions, both within the U.S. and globally;

•	the effects of adverse general economic conditions affecting customer demand and the industries and geographic areas that produce and consume commodities carried;

•	industry competition, conditions, performance and consolidation;

•	general legislative and regulatory developments, including possible enactment of initiatives to re-regulate the rail industry;

•	legislative, regulatory, or legal developments involving taxation, including enactment of new federal or state income tax rates, revisions of controlling authority, and the outcome of tax claims and litigation;

•	changes in securities and capital markets;

•	natural events such as severe weather, fire, floods, hurricanes, earthquakes or other disruptions of our operating systems, structures and equipment;

•	any adverse economic or operational repercussions from terrorist activities and any governmental response thereto;

•	war or risk of war;

•	changes in fuel prices;

•	changes in labor costs and labor difficulties, including stoppages affecting either our operations or our customers’ abilities to deliver goods to us for shipment; and

•	outcome of claims and litigation, including those related to environmental contamination, personal injuries and occupational illness from hearing loss, repetitive motion and exposure to asbestos and diesel fumes.
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
Interest Rate Sensitivity
      Our floating-rate indebtedness totaled $440.9 million and $249.2 million at December 31, 2005 and 2004, respectively. Our two credit agreements, each comprised of a revolving credit facility and a term loan facility, contain variable rate debt which accrues interest based on target interest indexes (e.g., London Interbank Offered Rate — “LIBOR,” federal funds rate, etc.) plus an applicable spread, as set forth in each credit agreement. Given the balance of $440.9 million variable rate debt at December 31, 2005, we are sensitive to fluctuations in interest rates. For example, a hypothetical 100 basis points increase in each of the respective target interest indexes would result in additional interest expense of approximately $4.4 million on an annualized basis for the floating-rate instruments held by KCS as of December 31, 2005.
      Based upon the borrowing rates available to KCS and its subsidiaries for indebtedness with similar terms and average maturities, the fair value of our long-term debt was approximately $1,938.6 million at December 31, 2005 and $704 million at December 31, 2004.
Commodity Price Sensitivity
      As described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other — Derivative Instruments” of this Form 10-K, KCS periodically participates in diesel fuel purchase commitment and swap transactions. At December 31, 2005, KCS was not a party to any fuel swap agreements. Subsequent to December 31, 2005 KCS entered into fuel swap agreements for 3.2 million gallons. We also hold fuel inventories for use in operations. These inventories are not material to our overall financial position. With the exception of the fuel currently hedged under fuel swap transactions for 2006, fuel costs are expected to mirror market conditions in 2005. Assuming annual consumption of 140 million gallons, a $0.10 change in the price of fuel would result in an increase in operating expenses of $14 million.

Foreign Exchange Sensitivity
      In connection with our acquisition of KCSM, matters arise with respect to financial accounting and reporting for foreign currency transactions and for translating foreign currency transactions into U.S. dollars. KCSM uses the U.S. dollar as its functional currency. Earnings (losses) from KCSM included in our results of operations reflect any such translation gains and losses that KCSM records in the process of translating certain transactions from Mexican pesos to U.S. dollars. Therefore, we have exposure to fluctuations in the value of the Mexican peso. While not currently utilizing foreign currency instruments to hedge our U.S. dollar investment in KCSM, we continue to evaluate existing alternatives as market conditions and exchange rates fluctuate.

Item 8.	Financial Statements and Supplementary Data
Introductory Comments
      The Consolidated Financial Statements included herein have been prepared by Kansas City Southern (the “Company” or “KCS”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Beginning with the year ended December 31, 2005, these financial statements include the results of operations and cash flows of Mexrail, Inc. (“Mexrail”), and Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. (“Grupo TFM”), which were consolidated on January 1, 2005 and April 1, 2005, respectively, as a result of the acquisition of a controlling interest in each entity as of these respective dates. Results for the year ended December 31, 2005 are not indicative of the expected results for future periods.
      Financial Statement Schedules:

All schedules are omitted because they are not applicable, are insignificant or the required information is shown in the consolidated financial statements or notes thereto. The combined and consolidated financial statements of Grupo TFM as of December 31, 2005 and 2004 and for years ended December 31, 2005, 2004 and 2003 are attached to this Form 10-K as Exhibit 99.1.

Management’s Report on Internal Control Over Financial Reporting
      The management of Kansas City Southern (“KCS” or “the Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). KCS’s internal control over financial reporting was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.
      Under the supervision and participation of the Company’s Chief Executive Officer and Chief Financial Officer, KCS management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (commonly referred to as the COSO framework). Management’s assessment identified the following material weakness in the Company’s internal control related to the accounting for income taxes as of December 31, 2005:
      The Company lacked sufficient personnel with adequate expertise in accounting for income taxes, effective reconciliation procedures related to income tax accounts, and sufficient oversight of the income tax accounting function by management. As a result, the Company is restating the opening retained earnings balance for the year ended December 31, 2003 in connection with issuing the 2005 consolidated financial statements to reflect the correction of errors in the accounting for income taxes. Additionally, a material misstatement was identified in the income tax provision in the Company’s 2005 consolidated financial statements that was corrected prior to the issuance of such financial statements.
      Because of the material weakness described above, KCS management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2005.
      The Company acquired Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. (“Grupo TFM”) and its subsidiary, Kansas City Southern de Mexico, S.A. de C.V. (“KCSM”) on April 1, 2005. Management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 Grupo TFM’s and KCSM’s internal control over financial reporting, which represents 53% of the Company’s consolidated total assets and 41% of the Company’s consolidated total revenues included in the consolidated financial statements of the Company and its subsidiaries as of and for the year ended December 31, 2005.
      KPMG LLP, an independent registered public accounting firm, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting as of December 31, 2005, on page 62 (Item 8) of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Kansas City Southern:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 8), that Kansas City Southern and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weakness identified in management’s assessment that the Company’s controls and procedures over accounting for income taxes were ineffective based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Kansas City Southern’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (U.S.). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
      The following material weakness has been identified and included in management’s assessment:

The Company lacked sufficient personnel with adequate expertise in accounting for income taxes, effective reconciliation procedures related to income tax accounts and sufficient oversight of the income tax accounting function by management. As a result, the Company is restating the opening retained earnings balance for the year ended December 31, 2003 in connection with issuing the 2005 consolidated financial statements to reflect the correction of errors in the accounting for income taxes. Additionally, a material misstatement was identified in the income tax provision in the 2005 consolidated financial statements.

      Because of this material weakness, there is more than a remote likelihood that a material misstatement in the Company’s annual or interim financial statements due to errors in accounting for income taxes could occur and not be prevented or detected by its internal control over financial reporting.
      The Company acquired control of Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. (“Grupo TFM”) and its subsidiary, Kansas City Southern de Mexico, S.A. de C.V. (“KCSM”) on April 1, 2005. Management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 Grupo TFM’s and KCSM’s internal control over financial reporting which represents 53% of the Company’s consolidated total assets and 41% of the Company’s consolidated total revenues included in the consolidated financial statements of the Company and its subsidiaries as of and for the year ended December 31, 2005. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Grupo TFM and KCSM.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), the consolidated balance sheets of Kansas City Southern and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. The aforementioned material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated April 7, 2006, which expressed an unqualified opinion on those consolidated financial statements.
      In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in “Internal Control — Integrated Framework” issued by COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in “Internal Control — Integrated Framework” issued by COSO.

/s/ KPMG LLP
Kansas City, Missouri
April 7, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Kansas City Southern:
      We have audited the accompanying consolidated balance sheets of Kansas City Southern and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. (Grupo TFM), a 46.6% owned investee company, as of December 31, 2004 and for the years ended December 31, 2004 and 2003. The Company’s investment in Grupo TFM at December 31, 2004 was $389.6 million, and its equity in earnings (loss) of Grupo TFM was $(2.4) million and $12.3 million for the years ended December 31, 2004 and 2003, respectively. The financial statements of Grupo TFM as of December 31, 2004 and for the years ended December 31, 2004 and 2003 were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Grupo TFM as of December 31, 2004 and for the years ended December 31, 2004 and 2003, is based solely on the reports of other auditors.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (U.S.). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, based on our audits, and the reports of other auditors for 2004 and 2003, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kansas City Southern and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
      As discussed in Note 2 to the consolidated financial statements, effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.”
      As discussed in Note 13 to the consolidated financial statements, the Company restated its balance sheet as of December 31, 2004 and its statements of changes in stockholders’ equity for the years ended December 31, 2004 and 2003.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), the effectiveness of Kansas City Southern’s and subsidiaries internal control over financial reporting as of December 31, 2005, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 7, 2006 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

KPMG LLP
Kansas City, Missouri
April 7, 2006

KANSAS CITY SOUTHERN
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31

	2005	2004	2003

	Dollars in millions, except share
	and per share amounts
Revenues	$1,352.0	$639.5	$581.3
Operating expenses
Compensation and benefits	340.4	213.0	197.8
Depreciation and amortization	127.7	53.5	64.3
Purchased services	195.1	62.3	63.5
Casualties and insurance	103.4	42.4	56.4
Fuel	206.9	66.4	47.4
Equipment costs	149.8	50.4	57.4
KCSM employees’ statutory profit sharing	41.1	—	—
Other	125.3	68.0	65.4

Total operating expenses	1289.7	556.0	552.2

Operating income	62.3	83.5	29.1
Equity in net earnings (losses) of unconsolidated affiliates:
Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V.	(1.0)	(2.4)	12.3
Other	3.9	(2.1)	(1.3)
Interest expense	(133.5)	(44.4)	(46.4)
Debt retirement costs	(4.4)	(4.2)	—
Foreign exchange gain	3.5	—	—
VAT/ Put settlement gain, net	131.9	—	—
Other income	13.3	17.6	6.8

Income before income taxes, minority interest and cumulative effect of accounting change	76.0	48.0	0.5
Income tax provision (benefit) (Note 6)	(7.1)	23.6	(2.8)

Income before minority interest and cumulative effect of accounting change	83.1	24.4	3.3
Minority interest	17.8	—	—

Income before cumulative effect of accounting change	100.9	24.4	3.3
Cumulative effect of accounting change, net of income taxes	—	—	8.9

Net income	100.9	24.4	12.2
Preferred stock dividends	9.5	8.7	5.9

Net income available to common shareholders	$91.4	$15.7	$6.3

Per Share Data
Basic earnings (loss) per common share
Income (loss) before cumulative effect of accounting change	$1.21	$0.25	$(0.04)
Cumulative effect of accounting change, net of income taxes	—	—	0.14

Total basic earnings per common share	$1.21	$0.25	$0.10

Diluted earnings (loss) per common share
Income (loss) before cumulative effect of accounting change	$1.10	$0.25	$(0.04)
Cumulative effect of accounting change, net of income taxes	—	—	0.14

Total diluted earnings per common share	$1.10	$0.25	$0.10

Weighted average common shares outstanding (in thousands)
Basic	75,527	62,715	61,725
Potential dilutive common shares	17,220	1,268	—

Diluted	92,747	63,983	61,725

See accompanying notes to consolidated financial statements.

KANSAS CITY SOUTHERN
CONSOLIDATED BALANCE SHEETS
at December 31

	2005	2004,

		Restated
	Dollars in millions,
	except share and per
	share amounts
ASSETS
Current Assets:
Cash and cash equivalents	$31.1	$38.6
Accounts receivable, net (Note 4)	315.7	131.4
Accounts receivable from related parties	—	8.2
Inventories	73.9	48.2
Other current assets (Note 4)	46.1	27.2

Total current assets	466.8	253.6

Investments (Note 3)	60.3	484.9
Properties, net (Note 4)	2,298.3	1,424.0
Concession rights (net of $41.2 accumulated amortization as of December 31, 2005)	1,360.4	—
Goodwill	10.6	10.6
Restricted funds — escrow accounts related to Grupo TFM acquisition	9.0	200.0
Deferred tax income	152.2	—
Other assets	66.0	67.5

Total assets	$4,423.6	$2,440.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Debt due within one year (Note 5)	$38.0	$9.9
Accounts and wages payable	215.4	52.8
Payable to related parties	0.3	34.7
Current liability related to Grupo TFM acquisition	78.3	—
Accrued liabilities (Note 4)	241.7	148.4

Total current liabilities	573.7	245.8

Other Liabilities
Long-term debt (Note 5)	1,663.9	655.8
Long-term liability related to Grupo TFM acquisition	80.4	—
Deferred income taxes (Note 6)	409.2	438.9
Other noncurrent liabilities and deferred credits (Note 4)	270.2	83.6

Total other liabilities	2,423.7	1,178.3

Commitments and contingencies	—	—
Stockholders’ Equity (Notes 2,7):
$25 par, 4% noncumulative, Preferred stock, 840,000 shares authorized, 649,736 shares issued, 242,170 shares outstanding at December 31, 2005 and 2004	6.1	6.1
Series C — Cumulative Convertible Preferred stock, $1 par, 4.25%, 400,000 shares authorized, issued and outstanding at December 31, 2005 and 2004	0.4	0.4
Series D — Cumulative Convertible Preferred stock, $1 par, 5.125%, 210,000 share authorized, issued and outstanding at December 31, 2005	0.2	—
$.01 par, Common stock, 400,000,000 shares authorized; 91,369,116 shares issued; 73,412,081 and 63,270,204 shares outstanding at December 31, 2005 and 2004, respectively	0.7	0.6
Paid in capital	480.5	155.3
Retained earnings	946.1	853.9
Unearned restricted stock compensation	(7.4)	—
Accumulated other comprehensive income (loss)	(0.4)	0.2

Total stockholders’ equity	1,426.2	1,016.5

Total liabilities and stockholders’ equity	$4,423.6	$2,440.6

See accompanying notes to consolidated financial statements.

KANSAS CITY SOUTHERN
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31

	2005	2004	2003

	Dollars in millions
CASH FLOWS PROVIDED BY (USED FOR):
OPERATING ACTIVITIES:
Net income	$100.9	$24.4	$12.2
Adjustments to reconcile net income to net cash Provided by operating activities
Depreciation and amortization	127.7	53.5	64.3
Deferred income taxes	(17.3)	35.9	1.6
KCSM employees’ statutory profit sharing	41.1	—	—
Equity in undistributed earnings (losses) of unconsolidated affiliates	(2.9)	4.5	(11.0)
VAT/ Put Settlement gain	(131.9)	—	—
Funding of restricted cash	(9.0)	—	—
Minority interest	(17.8)	—	—
Distributions from unconsolidated affiliates	8.3	8.8	—
Loss (gain) on sale of assets	1.0	(3.8)	(6.2)
Cumulative effect of accounting change	—	—	(8.9)
Tax benefit realized upon exercise of stock options	5.0	9.5	2.5
Changes in working capital items
Accounts receivable	5.8	(25.0)	4.0
Inventories	(0.8)	(11.4)	(2.5)
Other current assets	15.7	(2.2)	15.3
Accounts and wages payable	10.5	10.2	(2.4)
Accrued liabilities	14.7	29.7	(8.1)
Other, net	27.8	8.6	7.2

Net	178.8	142.7	68.0

INVESTING ACTIVITIES:
Property acquisitions	(275.7)	(117.2)	(84.0)
Proceeds from disposal of property	6.3	4.9	15.0
Funding of restricted escrow account	—	(200.0)	—
Investments in and loans to affiliates	(10.5)	(55.0)	(40.4)
Proceeds from sale of investments, net	(8.0)	0.5	32.7
Acquisition costs	(10.1)	(9.5)	(9.3)
Cash of Mexrail at date of acquisition	3.0	—	—
Cash of KCSM at date of acquisition	5.5	—	—
Other, net	—	(0.5)	—

Net	(289.5)	(376.8)	(86.0)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	644.7	250.0	—
Repayment of long-term debt	(521.5)	(107.6)	(59.2)
Net proceeds from issuance of preferred stock	203.9	—	193.0
Debt issuance costs	(16.5)	(3.8)	—
Proceeds from stock plans	1.7	7.4	5.3
Repurchase of common stock	(200.4)	—	—
Cash dividends paid	(8.7)	(8.7)	(4.7)

Net	103.2	137.3	134.4

CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	(7.5)	(96.8)	116.4
At beginning of year	38.6	135.4	19.0

At end of period	$31.1	$38.6	$135.4

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments (refunds)
Interest	$132.8	$42.1	$42.4
Income tax payments (refunds)	$(1.6)	$(21.2)	$(23.6)
See accompanying notes to consolidated financial statements.

KANSAS CITY SOUTHERN
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

		$1 Par
		Cumulative
		Preferred Stock					Unearned	Accumulated
	$25 Par			$.01 Par			Compensation	Other
	Preferred	Series C	Series D	Common	Paid in	Retained	from Restricted	Comprehensive
	Stock	4.25%	5.125%	Stock	Capital	Earnings	Stock	Income (Loss)	Total

Balance at December 31, 2002, as previously reported	$6.1	$—	$—	$0.6	$—	$748.5	$—	$(2.3)	$752.9

Prior period adjustment (Note 13)						(8.0)			(8.0)

Balance at December 31, 2002, as restated	$6.1	$—	$—	$0.6	$—	$740.5	$—	$(2.3)	$744.9

Comprehensive income:
Net income						12.2
Change in fair value of cash flow hedges								0.6
Amortization of loss related to interest rate swaps								1.2
Comprehensive income									14.0
Issuance of Series C preferred stock		0.4			110.9	81.7			193.0
Dividends on $25 Par Preferred Stock ($1.00/share)						(0.2)			(0.2)
Dividends on Series C Cumulative Preferred Stock ($11.22/share)						(4.5)			(4.5)
Options exercised and stock subscribed						5.2			5.2
Stock plan shares issued from treasury						3.3			3.3

Balance at December 31, 2003, as restated	$6.1	$0.4	$—	$0.6	$110.9	$838.2	$—	$(0.5)	$955.7

Comprehensive income:
Net income						24.4
Change in fair value of cash flow hedges								0.2
Amortization of loss related to interest rate swaps								0.5
Comprehensive income									25.1
Dividends on $25 Par Preferred Stock ($1.00/share)						(0.2)			(0.2)
Dividends on Series C Cumulative Preferred Stock ($21.25/share)						(8.5)			(8.5)
Options exercised and stock subscribed					42.0				42.0
Stock plan shares issued from treasury					2.4				2.4

Balance at December 31, 2004, as restated	$6.1	$0.4	$—	$0.6	$155.3	$853.9	$—	$0.2	$1,016.5

Comprehensive income
Net income						100.9
Change in fair value of cash flow hedges								(1.1)
Amortization of loss related to interest rate swaps								.5
Comprehensive income									100.3
Dividends on $25 Par Preferred Stock ($1.00/share)						(0.2)			(0.2)
Dividends on Series C Cumulative Preferred Stock ($21.25/share)						(8.5)			(8.5)
Options exercised and stock subscribed					8.3				8.3
Stock plan shares issued from treasury					2.3				2.3
Issuance of restricted stock awards					8.9		(8.9)		—
Amortization of unearned compensation							1.5		1.5
Stock issued in acquisition of Grupo TFM				0.2	304.2				304.4
Issuance of Series D Cumulative Preferred Stock			0.2		201.8				202.0
Repurchase of $.01 Par Common Stock				(0.1)	(200.3)				(200.4)

Balance at December 31, 2005	$6.1	$0.4	$0.2	$0.7	$480.5	$946.1	$(7.4)	$(0.4)	$1,426.2

See accompanying notes to consolidated financial statements.

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Description of the Business
      Kansas City Southern (“KCS” or the “Company”) is a Delaware corporation that was initially organized in 1962 as Kansas City Southern Industries, Inc. In 2002, the Company formally changed its name to Kansas City Southern. KCS is a holding company with principal operations in rail transportation.
      Until the second quarter of 2005, we operated under one reportable business segment in the rail transportation industry. Beginning in the second quarter of 2005, with the acquisition of a controlling interest in Grupo TFM, we began operating under two reportable business segments, which are defined geographically as U.S. and Mexico. In both the U.S. and the Mexico segments, we generate our revenues and cash flows by providing our customers with freight delivery services both within our regions, and throughout North America through connections with other Class I rail carriers. Our customers conduct business in a number of different industries, including electric-generating utilities, chemical and petroleum products, paper and forest products, agriculture and mineral products, automotive products and intermodal transportation.
      KCS’s principal geographic business segments include the following:

U.S. Segment

•	The Kansas City Southern Railway Company (“KCSR”), a wholly-owned consolidated subsidiary;

•	Mexrail, Inc. (“Mexrail”), a wholly-owned consolidated subsidiary; Mexrail owns 100% of the Texas-Mexican Railway Company (“Tex-Mex”);

•	Combined with equity investments in:

•	Southern Capital Corporation, LLC (“Southern Capital”), a 50% owned unconsolidated affiliate that leases locomotives and other rail equipment to KCSR;

•	Panama Canal Railway Company (“PCRC”), an unconsolidated affiliate of which KCSR owns 50% of the common stock. PCRC owns all of the common stock of Panarail Tourism Company (“Panarail”).

Mexico Segment

•	Grupo Transportacion Ferroviaria Mexicana,, S.A. de C.V. (“Grupo TFM”), a wholly-owned subsidiary, our Mexican holding company which owns all but one share of Kansas City Southern de México, S.A. de C.V. (“KCSM”).

•	KCSM which is the principal operating subsidiary of Grupo TFM operates under the rights granted by the concession acquired from the Mexican government in 1997 (the KCSM Concession) as described below.

•	Arrendadora TFM, S.A. de C.V. (“Arrendadora”), is wholly-owned by Grupo TFM and KCSM and has as its only operation, the leasing to KCSM of the locomotives and freight cars acquired through the privatization and subsequently sold to Arrendadora by KCSM.
      On April 1, 2005, KCS completed its acquisition of control of Grupo TFM and as of that date, Grupo TFM became a consolidated subsidiary of KCS. On September 12, 2005, the Company and its subsidiaries, Grupo TFM and KCSM, along with the Mexican holding company Grupo TMM, S.A. (“TMM”), entered into a settlement agreement with the Mexican government resolving the controversies and disputes between the companies and the Mexican government concerning the payment of a VAT refund to KCSM and the purchase of the remaining shares of KCSM owned by the Mexican government. As a result of this settlement, KCS and its subsidiaries now own 100% of Grupo TFM and KCSM. For

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the first quarter of 2005, KCS accounted for its investment in Grupo TFM on the equity basis of accounting. Grupo TFM and KCSM constituted 53% of the Company’s consolidated assets at December 31, 2005 and 41% of the Company’s consolidated revenues for the fiscal year then ended.
The KCSM Concession
      We hold a 50-year concession, which took effect in June 1997 and is renewable under certain conditions for additional periods of up to 50 years, to provide freight transportation services over our rail lines. Our concession is exclusive for the first 30 years of our operations, subject to certain trackage rights of Ferromex, Ferrosur, two short line railroads and Ferrocarril y Terminal del Valle de México, S.A de C.V. (Mexico Valley Railroad and Terminal) (“FTVM”). In conjunction with our concession, KCSM has the right to use, during the full term of the concession, all track and buildings that are necessary for our rail lines’ operation. Under the terms of the concession, KCSM is required to pay the Mexican government a concession duty equal to 0.5% of our gross revenues during the first 15 years of the concession period and 1.25% of such revenues during the remainder of the period.
      Under the concession and the Mexican railroad services law and regulations, we may freely set our rates unless the Ministry of Transportation, in consultation with the Mexican Antitrust Commission, determines that there is no effective competition in Mexico’s rail industry, taking into account alternative rail routes and modes of transportation. We are required to provide railroad services to all users on a fair and non-discriminatory basis and in accordance with efficiency and safety standards approved periodically by the Ministry of Transportation. In the event that we collect from customers rates higher than the registered rates, we must reimburse those customers with interest, and risk the revocation of the concession.
      Mexican railroad services law and regulations and the concession establish several circumstances under which the concession will terminate, including among others, revocation by the Ministry of Transportation, voluntary surrender of our rights under the concession, statutory appropriation or our liquidation or bankruptcy. Specifically, as it relates to liquidity of the railroad, the concession requires us to make investments and undertake capital projects, including capital projects described in a business plan filed every five years with the Mexican government. We filed our second business plan with the Mexican government in 2003. Under the terms of the plan, we have committed to certain minimal investment and capital improvement goals, which may be waived by the Secretaría de Comunicaciones y Transportes (Mexican Communication and Transportation Ministry (“SCT”) upon our application for relief for good cause.
      In the event that the concession is revoked by the Ministry of Transportation, we will receive no compensation, and our rail lines and all other fixtures covered by the concession, as well as all improvements made by us, will revert to the Mexican government. All other property not covered by the concession, including movable railroad property we purchased from the Mexican government, as well as all locomotives and railcars we otherwise acquired, will remain our property. However, if we attempt to sell more than 15.0% of our equipment to a third party within 90 days of termination or revocation of our concession, the Mexican government will have a right of first refusal to purchase the equipment on the same terms offered by the third party if no other concessionaire is likely to provide rail services over our rail lines and the equipment being sold is indispensable to the continuation of our rail services. After the Mexican government receives notice from us of our intention to sell the equipment, it will have 30 days to exercise its right of first refusal. In addition, the Mexican government will have the right to cause us to lease all of our service-related assets to the Ministry of Transportation for a term of at least one year, automatically renewable for additional one-year terms up to five years. The Mexican government must exercise this right within four months after revocation of the concession.
      If the Mexican government legally terminates the concession, public domain assets used in the operation of our rail lines would be owned, controlled and managed by the Mexican government. The

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Mexican government may also temporarily seize our rail lines and our assets used in operating our rail lines in the event of a natural disaster, war, significant public disturbances, or imminent danger to the domestic peace or economy. In such events, the Ministry of Transportation may restrict our ability to exploit the concession fully for such time and in such manner as the Ministry of Transportation deems necessary under the circumstances but only for the duration of any of the foregoing events. Further, Mexican law requires that the Mexican government pay us compensation if it effects a statutory appropriation for reasons of the public interest. With respect to a temporary seizure due to any cause other than international war, the Mexican railroad services law and regulations provides that the Mexican government will indemnify an affected concessionaire for an amount equal to damages caused and losses suffered. These payments may not be sufficient to compensate us for our losses and may not be timely made.
      Employees and Labor Relations. Labor relations in the U.S. railroad industry are subject to extensive governmental regulation under the Railway Labor Act (“RLA”). Under the RLA, national labor agreements are renegotiated when they become open for modification, but their terms remain in effect until new agreements are reached. Typically, neither management nor labor employees are permitted to take economic action until extended procedures are exhausted. Approximately 82% of KCSR’s employees are covered under various collective bargaining agreements with different labor organizations. Under the negotiating process for new collective bargaining agreements which began on November 1, 1999, all unions reached new labor agreements with KCSR in 2005. Wages, health and welfare benefits, work rules and other issues have been negotiated on an industry-wide scale. Previously, these negotiations, which can take place over significant periods of time, have not resulted in any extended work interruptions. The existing agreements will remain in effect until new agreements are reached or the RLA’s procedures are exhausted. Until new agreements are reached, the current agreements provide for periodic wage adjustments.
      Approximately 71% of KCSM’s total employees are covered by a labor agreement, which was renewed in 2005 and is effective for a two-year term ending in July 2007. The compensation terms of the labor agreement are subject to renegotiation on an annual basis and all other terms are renegotiated every two years. These negotiations have not resulted in any strikes, boycotts or other material disruptions at KCSM.

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
      The equity method of accounting is used for all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting interest; the cost method of accounting is generally used for investments of less than 20% voting interest. The Surface Transportation Board’s approval of KCS’s application for control of the Texas Mexican Railway Company (“Tex-Mex”) was effective December 29, 2004. KCS obtained control of Mexrail on January 1, 2005. Accordingly, for the year ended December 31, 2005 the Company has consolidated the financial results of Mexrail. KCS completed the purchase of the controlling interest in Grupo TFM on April 1, 2005. Beginning April 1, 2005, the financial results of Grupo TFM have been consolidated into KCS. Prior to the effective date of the acquisition of control on January 1, 2005 for Mexrail and April 1, 2005 for Grupo TFM, the investments were accounted for under the equity method.
      KCSM Seniority premiums. KCSM employees are entitled to a seniority premium upon termination of employment after 15 years of service. Seniority premiums are expensed in the years in which the services are rendered. Other compensation based on length of service to which employees may be entitled

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
in the event of dismissal, in accordance with the Mexican Federal Law, is charged to expense in the year in which it becomes payable.
      Use of Estimates. The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the U.S. of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management reviews its estimates, including those related to the recoverability and useful lives of assets, as well as liabilities for litigation, environmental remediation, casualty claims, and income taxes. Changes in facts and circumstances may result in revised estimates. Actual results could differ from those estimates.
      Revenue Recognition. The Company recognizes freight revenue based upon the percentage of completion of a commodity movement. Other revenues, in general, are recognized when the product is shipped, as services are performed or contractual obligations fulfilled.
      Cash Equivalents. Short-term liquid investments with an initial maturity of generally three months or less are considered cash equivalents. Cash equivalents at December 31, 2004 also included a $10 million deposit in connection with the litigation under the Original Acquisition Agreement which was refunded on completion of the Acquisition.
      Restricted Cash. In connection with KCS’s acquisition of the controlling interest in Grupo TFM (the “Acquisition”), KCS entered into a consulting agreement (the “Consulting Agreement”) with José F. Serrano International Business, S.A. de C.V. (“JSIB”), a consulting company controlled by José F. Serrano Segovia, Chairman of the Board of TMM, which agreement became effective upon the closing of the Acquisition. Under this agreement, JSIB will provide consulting services to KCS in connection with the portion of the business of KCS in Mexico for a period of three years. As consideration for these services, subject to the terms and conditions of the Consulting Agreement, JSIB receives an annual fee of $3.0 million. The Consulting Agreement required KCS to deposit the total amount of annual fees payable under the Consulting Agreement ($9.0 million) in cash to be held and released in accordance with the terms and conditions of the Consulting Agreement and the applicable escrow agreement. JSIB directs the investment of the escrow fund and all gains and losses accrue in the fund to the benefit of JSIB. Such amounts are payable concurrent with the payment of the annual fee.
      As of December 31, 2004, in connection with the Acquisition, $200 million was held in an escrow account. Such amounts were restricted for the purpose of that transaction and could only be released to the Company if the transaction was terminated. The funds were distributed at closing of the transaction on April 1, 2005.
      Accounts Receivable, net. Accounts receivable, net includes accounts receivable reduced by an allowance for uncollectible accounts as determined based on historical experience and may be adjusted for economic uncertainties or known trends. Accounts are charged to the allowance for bad debts when a customer enters bankruptcy, when an account has been transferred to a collection agent or submitted for legal action and in certain other cases, when a customer is significantly past due and all available means of collection have been exhausted.
      Inventories. Inventories, primarily diesel fuel, items to be used in the maintenance of rolling stock and items to be used in the maintenance or construction of road property, are valued at the lower of average cost or market.
      Mexican Peso to U.S. Dollar Translation. For tax purposes, Grupo TFM and its subsidiaries are required to maintain their books and records in Mexican pesos (“Ps”). For financial reporting purposes,

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Grupo TFM and subsidiaries keep records and use the U.S. dollar as their functional and reporting currency. The U.S. dollar is the currency that reflects the economic substance of the underlying events and circumstances relevant to the entity (i.e., historical cost convention).
      Monetary assets and liabilities denominated in Mexican pesos are translated into U.S. dollars using current exchange rates. The difference between the exchange rate on the date of the transaction and the exchange rate on the settlement date, or balance sheet date if not settled, is included in the income statement as other income.
      Liabilities related to the KCSM Acquisition. In connection with the acquisition of Grupo TFM and the settlement of the VAT/ Put, the Company has recorded certain liabilities payable to TMM, as summarized below.

•	The $47.0 million Escrow Notes (see description of the “Escrow Notes” in Note 3) are subject to reduction for certain potential losses related to breaches of certain representations, warranties, or covenants in the Acquisition Agreement or claims relating thereto, or under other conditions. The $47.0 amount is payable on or before April 1, 2007 and accrues interest at a stated rate of 5.0%. The $47.0 million and related interest, is payable in cash or in stock (shares to be determined based on the volume weighted average price (the “VWAP”) 20 days prior to the settlement) at the Company’s discretion. Accordingly, as of December 31, 2005, the Company has included $48.8 million for this liability and the related accrued interest in other noncurrent liabilities on the balance sheet.

•	A contingent payment of $110.0 million payable to TMM as a result of the final resolution of the VAT Claim and Put (described in Note 3) which will be settled in three parts: (i) $35.0 million in stock (shares to be determined based on the VWAP 20 days prior to the final resolution of the VAT Claim and Put, as defined in the Acquisition Agreement); (ii) $35.0 million in cash upon final resolution of the VAT Claim and Put, as defined in the Acquisition Agreement; and (iii) up to an additional $40.0 million in cash or stock (shares to be determined based on the VWAP in accordance with the terms of the Acquisition Agreement) payable no more than five years from the final closing date. The liability is non-interest bearing; therefore, it has been recorded at its present value based on a 5.0% discount rate, consistent with the stated rate of similar interest bearing notes in the Acquisition Agreement. Accordingly, at December 31, 2005 the Company has recorded as a current liability of $69.3 million to be settled upon final resolution of the VAT Claim and Put, as defined in the Acquisition Agreement, and $31.6 million as a non-current liability to be settled in 5 years.

•	A contingent payment of $9.0 million payable to JSIB, which became payable upon final resolution of the VAT Claim and Put. The $9.0 million is payable in cash or in stock (shares to be determined based on the VWAP 20 days prior to the final resolution of the VAT Claim and Put) at the Company’s discretion. Accordingly, at December 31, 2005 the Company has recorded the $9.0 million as a current liability to be settled upon final resolution of the VAT Claim and Put, as defined in the Acquisition Agreement.
      On March 13, 2006, in settlement of the $110.0 million obligation to TMM, KCS paid $35 million in cash, issued 1,494,469 shares of KCS Common Stock at the VWAP price of $23.4197, as determined in connection with the Acquisition Agreement, and issued a $40 million, five year note. Also on March 13, 2006, in settlement of the $9.0 million obligation to JSIB, KCS paid $9.0 million to JSIB.
      Payable to Related Parties. As of December 31, 2004, substantially all of the Payable to related parties relates to the acquisition of Grupo TFM’s interest in Mexrail under the terms of the Mexrail Stock Purchase Agreement. Under the terms of that agreement, KCS had an option to purchase the remaining shares of Mexrail owned by KCSM at a price of $31.4 million. Among other conditions, the agreement

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
provided that if KCS did not exercise the purchase option, or otherwise acquire direct or indirect ownership of the remaining 49% interest, KCS would be obligated to purchase KCSM’s 49% interest in Mexrail on October 31, 2005 (the “KCSM Put”). With the completion of the acquisition of Grupo TFM, the Company acquired indirect ownership of KCSM’s remaining 49% interest in Mexrail, which effectively extinguished the KCSM Put. At December 31, 2005, the results of Grupo TFM and Mexrail are presented on a consolidated basis.
      Properties, Concession Assets and Depreciation. Properties are stated at cost. Additions and renewals, including those on leased assets that increase the life or utility of the asset are capitalized and all properties are depreciated over the estimated remaining life or lease term of such assets, whichever is shorter. The Company capitalizes certain overhead costs representing the indirect costs associated with construction and improvement projects. Overhead factors are periodically reviewed and adjusted to reflect current costs. Depreciation for railway operating assets is derived using the group-life method. This method classifies similar assets by equipment or road type and depreciates these assets as a whole. Repairs and maintenance costs are charged to expense as incurred.
      As further described in “Note 3 — Investments and Acquisitions”, during the current year the Company completed the acquisitions Mexrail and Grupo TFM. In conjunction with these acquisitions and as a result of the allocation of the purchase price, adjustments have been made to the carrying value of both the owned properties owned and the Concession rights and related assets. The fair values assigned to assets acquired and liabilities assumed were based on valuations prepared by independent third party appraisal firms, published market prices and management estimates.
      Concession assets acquired and liabilities assumed pursuant to the Asset Purchase Agreement, dated December 1996, entered into among FNE (now known as KCSM), the Secretary of Communications and the Mexican National Railway, include:

(i) The tangible assets acquired consisting of locomotives, freight cars and materials and supplies;

(ii) The rights to utilize the right of way, track structure, buildings and maintenance facilities of the KCSM lines;

(iii) The 25% equity interest in the company established to operate the Mexico City rail terminal facilities — Ferrocarril y Terminal del Valle de México, S.A. de C.V. (“FTVM”); and

(iv) Finance lease obligations assumed.
      KCSR Depreciation Study. For the year ended December 31, 2004, changes were made to certain KCSR depreciation rates. As described above, depreciation is computed using group straight-line rates for financial statement purposes, which require approval of the STB. During the year ended December 31, 2003, the KCSR engaged a civil engineering firm with expertise in railway property usage to conduct a study to evaluate depreciation rates for properties and equipment. The study centered on evaluating actual historical replacement patterns to assess future lives and indicated that KCSR was depreciating its property over shorter periods than we actually utilize the assets, as estimated by the study. Specifically, the average rate applied to the Road and Structures Asset class (primarily rail, railroad ties and bridges) decreased approximately 0.7%, while the average rate applied to the Rolling Stock and Equipment Asset class (locomotives and railcars) decreased approximately 0.6%. The effect of this change in estimate on net income was approximately $8.0 million, net of tax of $5.0 million ($0.12 per share, on a diluted basis), for the year ended December 31, 2004.
      KCSM Depreciation Review. For the year ended December 31, 2005, KCSM adopted the group depreciation method for consistency with KCSR. Accordingly, changes were made to certain historical depreciation rates. Unlike KCSR, KCSM depreciation rates are not subject to the approval of the STB,

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
accordingly, the changes to the depreciation rates were applied in 2005. During the year ended December 31, 2005, the KCSM engaged a civil engineering firm with expertise in railway property usage to conduct an analysis of depreciation rates for properties and equipment. The analysis centered on evaluating actual historical replacement patterns to assess future lives and indicated that KCSM was depreciating its property over shorter periods than we actually utilize the assets. As a result, depreciation expense recorded in the fourth quarter of 2005 reflected an adjustment totaling $5.5 million, to reduce relating to depreciation expense as recorded in the second and third quarters of 2005. Concession rights and related assets are amortized over the shorter of their remaining useful life as determined by the KCSM depreciation review or the life of the concession.
      The ranges of annual depreciation rates for financial statement purposes are:

Road and structures	2%-14%
Rolling stock and equipment	2%-22%
Computer software	8%-14%
Capitalized leases	3%- 7%
      Accelerated depreciation is used for income tax purposes.
      The cost of transportation equipment and road property normally retired, less salvage value, is charged to accumulated depreciation. The cost of industrial and other property retired, and the cost of transportation property abnormally retired, together with accumulated depreciation thereon, are eliminated from the property accounts and the related gains or losses are reflected in net income. Gains or losses recognized on the sale of non-operating property reflected in other income are not material for the periods presented.
      Concession rights and related assets. Costs incurred by the Company to acquire the concession rights and related assets were capitalized and are amortized over the estimated useful lives of the related assets and rights acquired. Concession replacements and improvements are stated at cost. Major repairs and track rehabilitation are capitalized. Amortization is calculated using the straight-line method based on the estimated useful lives of the respective improvements or, the term of the concession, if shorter.
      Long-lived assets. The Company evaluates the recoverability of its operating properties when there is an indication that an asset value has been impaired. The measurement of possible impairment is based primarily on the ability to recover the carrying value of the asset from expected future operating cash flows related to the assets on an undiscounted basis. At December 31, 2005, there were no assets which required an impairment adjustment.
      Casualty Claims. Casualty claims in excess of self-insurance levels are insured up to certain coverage amounts, depending on the type of claim and year of occurrence. The Company’s casualty liability reserve is based on a study by an independent third party actuarial firm performed on an undiscounted basis. The reserve is based on claims filed and an estimate of claims incurred but not yet reported. While the ultimate amount of claims incurred is dependent on various factors, it is management’s opinion that the recorded liability is a reasonable estimate of aggregate future claims. Adjustments to the liability will be reflected as operating expenses in the period in which the adjustments are known. Legal fees related to casualty claims are recorded in operating expense in the period in which they are incurred.
      As more fully described in Note 9 “Commitments and Contingencies” reserves for occupational illness claims were previously established through an assessment made on a case-by-case basis, and a liability was established when management determined that it was probable and reasonably estimable. Prior to 2005, no provision was made for occupational illness claims that may have been incurred but not yet reported, since the Company believed the low end of the range of reasonably possible loss was not material. During 2005 the company experienced a marked increase in the number of such claims,

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
accordingly the Company requested and obtained an actuarial study of these potential unasserted claims for the first time. The study indicated that existing reserves should be increased by $7.5 million.
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
      Fair Value of Financial Instruments. The Company’s financial instruments include cash and cash equivalents, accounts receivable, lease and contract receivables, accounts payable and long-term debt as described in Note 5.
      The financial statement carrying value of the Company’s cash equivalents approximates fair value due to their short-term nature. Carrying value approximates fair value for all financial instruments with six months or less to re-pricing or maturity and for financial instruments with variable interest rates. The Company estimates the fair value of long-term debt based upon borrowing rates available at the reporting date for indebtedness with similar terms and average maturities. Based upon the borrowing rates currently available to the Company and its subsidiaries for indebtedness with similar terms and average maturities, the fair value of long-term debt was approximately $1,938.6 million and $704 million at December 31, 2005 and 2004, respectively. The financial statement carrying value was $1,860.6 million and $665 million at December 31, 2005 and 2004, respectively.
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
      Prior to the acquisition of a controlling interest in Grupo TFM on April  1, 2005, Grupo TFM provided deferred income taxes for the difference between the financial reporting and income tax bases of its assets and liabilities. KCS recorded its proportionate share of these income taxes through its equity in Grupo TFM’s earnings. Since April 1, 2005, Grupo TFM income taxes are reflected in the consolidated results. Although KCSM has generated book profits, it has incurred tax losses due primarily to the accelerated tax amortization of the concession rights. We have recognized a deferred income tax asset for the resulting net operating loss carryforwards and may continue to recognize additional amounts in the next few years. Management anticipates that such net operating loss carryforwards will be realized given the long carryforward period (through the year 2046) for amortization of the concession, as well as the fact that we expect to generate taxable income in the future. Our tax projections take into consideration certain assumptions, some of which are under our control and others which are not. Key assumptions include inflation rates, currency fluctuations and future revenue growth. If our assumptions are not correct, we would have to recognize a valuation allowance on our deferred tax asset.

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Prior to 2005, the Company did not provide U.S. Federal income taxes for the temporary difference between the financial reporting basis and income tax basis of its investment in Grupo TFM because Grupo TFM was a foreign corporate joint venture that was considered permanent in duration, and the Company did not expect the reversal of the temporary difference to occur in the foreseeable future. Following the acquisition of control of Grupo TFM in 2005, the Company has not provided U.S. Federal income taxes on the undistributed earnings of Grupo TFM since the Company intends to reinvest such earnings indefinitely outside of the United States.
      KCSM employees’ statutory profit sharing. KCSM is subject to employee statutory profit sharing requirements under Mexican law and calculates profit sharing liability as 10% of KCSM net taxable income, adjusted as prescribed by the Mexican Income Tax law. In calculating its net taxable income for statutory profit sharing purposes, KCSM previously deducted NOL carryforwards. The application of NOL carryforwards can result in a deferred profit sharing asset for a given period instead of a profit sharing liability. The Mexican tax authorities had challenged KCSM’s calculation of statutory profit sharing liabilities in the late 1990s, but KCSM prevailed with a Mexican Fiscal Court ruling in 1999 followed by a Tax Authority Release acknowledging its ability to continue to calculate statutory profit sharing the way it had been, including the deduction of NOL carryforwards in the calculation of net taxable income for statutory profit sharing purposes. However, since a technical amendment to the Mexican tax law in 2002, the Mexican tax authorities have objected to KCSM’s deduction of NOL carryforwards in the calculation of net taxable income for statutory profit sharing purposes following such amendment, which objection KCSM has challenged in court. Under U.S. GAAP, employee statutory profit sharing is an operating expense.
      Due to a series of decisions in 2005 by the Mexican Supreme Court declaring that NOLs from previous years may not be deducted, KCSM changed the method of calculating its statutory profit sharing liability. KCSM no longer deducts NOLs from prior years when calculating employee statutory profit sharing. This change required KCSM to write off its deferred tax assets related to statutory profit sharing resulting in a charge to operating expenses of $35.6 million, after purchase accounting adjustments.
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

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) in October 1995. This statement allows companies to continue under the approach set forth in APB 25 for recognizing stock-based compensation expense in the financial statements, but encourages companies to adopt the fair value method of accounting for employee stock options. Under SFAS 123, companies must either record compensation expense based on the estimated grant date fair value of stock options granted or disclose the impact on net income as if they had adopted the fair value method (for grants subsequent to December 31, 1994). If KCS had measured compensation cost for the KCS stock options granted to its employees and shares subscribed by its employees under the KCS employee stock purchase plan, under the fair value based method prescribed by SFAS 123 (see additional information regarding SFAS 123R under “New Accounting Pronouncements”), net income and earnings per share would have been as follows:

	2005	2004	2003

Net income (In millions):
As reported	$100.9	$24.4	$12.2
Additional stock-based compensation expense determined under fair value method, net of income taxes	(0.8)	(1.6)	(1.8)

Pro forma	$100.1	$22.8	$10.4
Earnings per Basic share:
As reported	$1.21	$0.25	$0.10
Pro forma	1.20	0.22	0.07
Earnings per Diluted share:
As reported	$1.10	$0.25	$0.10
Pro forma	1.07	0.22	0.07
      All shares held in the Employee Stock Ownership Plan (“ESOP”) are treated as outstanding for purposes of computing the Company’s earnings per share. See additional information in “Note 8 — Profit Sharing and Other Postretirement Benefits.”

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Earnings Per Share. Basic earnings per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Restricted shares granted to employees and officers are included in weighted average shares for purposes of computing basic earnings per common share as they are earned. Diluted earnings per share reflects the potential dilution that could occur if convertible securities were converted into common stock or stock options were exercised. The following is a reconciliation from the weighted average shares used for the basic earnings per share computation to the shares used for the diluted earnings per share computation for each of the years ended December 31, 2005, 2004 and 2003 (in thousands):

	Years Ended December 31,

	2005	2004	2003

Basic shares	75,527	62,715	61,725
Additional weighted average shares attributable to convertible securities and stock options:
$9.0 million VAT/ Put settlement payment due to JSIB	110	—	—
$47.0 million escrow note	1,439	—	—
$110.0 million VAT/ Put settlement contingency payment	918	—	—
Convertible preferred stock	13,389	—	—
Stock options	1,358	1,268	—
Restricted shares	6	—	—

Diluted shares	92,747	63,983	61,725

      Potentially dilutive shares excluded from the calculation (in thousands):

	Years Ended December 31,

	2005	2004	2003

Stock options where the exercise price is greater than the average market price of common shares	1	361	261

Stock options which are anti-dilutive	—	—	1,357

Convertible preferred stock Series C which are anti-dilutive	—	13,389	8,926

Convertible preferred stock Series D which are anti-dilutive	486	—	—

      The following is a reconciliation from net income available to common shareholders for purposes of basic earnings per share to net income available to common shareholders for purposes of diluted earnings per share for each of the years ended December 31, 2005, 2004 and 2003 (in millions):

	Years Ended December 31,

	2005	2004	2003

Net income available to common shareholders for purposes of computing basic earnings per share	$91.4	$15.7	$6.3
Effect of dividends on conversion of convertible preferred stock	8.5	—	—
Effect of interest expense on conversion of $47.0 million escrow note	1.1	—	—
Effect of interest expense on conversion of note payable to TMM for VAT/ Put settlement	0.6	—	—

Net income available to common shareholders for purposes of computing diluted earnings per share	$101.6	$15.7	$6.3

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Postretirement benefits. The Company provides certain medical, life and other postretirement benefits to certain retirees. The costs of such benefits are expensed over the estimated period of employment.
      Environmental liabilities. The Company records liabilities for remediation and restoration costs related to past activities when the Company’s obligation is probable and the costs can be reasonably estimated. Costs of future expenditures for environmental remediation are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. Costs of ongoing compliance activities related to current operations are expensed as incurred.
New Accounting Pronouncements.

SFAS 123R
      In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (Revised), “Share-Based Payments” (“SFAS 123R”), which is effective in the first annual period beginning after June 15, 2005. Under SFAS 123R, the Company will be required to measure the cost of employee service received in exchange for awards of stock options based upon the fair value of the options as of their grant date. The cost of the employee service will be recognized as compensation cost ratably over the option vesting period. Previously, the Company recognized compensation expense to the extent that an option price was less than the market price of the stock at the date of the grant (the “Intrinsic Value”). Because KCS’s practice was to set the option exercise price equal to the market price of the stock as of the date of the grant, no compensation expense was recognized for financial reporting purposes. SFAS 123R allows the use of either the Black-Scholes or a lattice option-pricing model to calculate the fair value of options. The Company intends to use the Modified Prospective Application, which would require that all new awards and modified awards after the effective date and any unvested awards at the effective date can be recognized as compensation cost ratably over the option vesting period.
      As described above under “Stock Plans,” using the Black-Scholes method, the after-tax expense related to share based compensation would have been $0.8 million, $1.6 million and $1.8 million for the years ended December 31, 2005, December 31, 2004 and December 31, 2003, respectively. The impact on future operating results will be dependent on the type and extent of stock-based compensation to be issued as determined by the Company’s Compensation Committee and cannot be determined at this time.

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

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
salvage value. As a result of this review, the Company estimated the excess depreciation recorded on such assets and recorded this amount as a reduction in accumulated depreciation of $14.5 million and as a cumulative effect of an accounting change of $8.9 million (net of taxes of $5.6 million) as required by SFAS 143 in the first quarter of 2003.
      A summary of the pro forma net income and earnings per share had SFAS 143 been applied retroactively is as follows:

	2005	2004	2003

Net income (in millions)
As reported	$100.9	$24.4	$12.2
Pro forma	$100.9	$24.4	$3.3
Earnings per Basic share:
As reported	$1.21	$0.25	$0.10
Pro forma	$1.21	$0.25	$(0.04)
Earnings per Diluted share:
As reported	$1.10	$0.25	$0.10
Pro forma	$1.10	$0.25	$(0.04)

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

Note 3.	Investments and Acquisitions
      Investments, including investments in unconsolidated affiliates, are as follows (in millions):

	Percentage	Carrying Value
	Ownership as of
Company Name	December 31, 2005	2005	2004

KCSM(i)	100.0%	$—	$389.6
Southern Capital	50.0%	27.9	29.1
PCRC	50.0%	0.6	2.4
Mexrail(ii)	100.0%	—	30.0
FTVM	25.0%	10.9	—
Other		20.9	33.8

		$60.3	$484.9

(i)	46.6% ownership through first quarter 2005 only

(ii)	51.0% ownership at the end of 2004

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ACQUISITIONS.
      In accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”, the Company allocated the purchase price of its acquisitions to the tangible and intangible assets and liabilities of the acquired entity based on their fair values. The excess of the purchase price over the fair value was recorded as goodwill. The fair values assigned to assets acquired and liabilities assumed were based on valuations prepared by independent third party appraisal firms, published market prices and management estimates. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets with indefinite useful lives are not amortized, but are reviewed at least annually for impairment. An impairment loss would be recognized to the extent that the carrying amount exceeds the assets’ fair value. Intangible assets with estimable useful lives are amortized on a straight-line basis over their respective useful lives.
Acquisition of Controlling Interest in Grupo TFM.
      April 1, 2005 — Acquisition Agreement. In furtherance of the Company’s strategy for expansion into Mexico, on December 15, 2004, the Company entered into the Amended and Restated Acquisition Agreement (the “Acquisition Agreement”) with TMM and other parties under which KCS would acquire control of KCSM through the purchase of shares of common stock of Grupo TFM. At the time, Grupo TFM held an 80% interest in KCSM and all of the shares of stock with full voting rights of KCSM. The remaining 20% economic interest in KCSM was owned by the Mexican government in the form of shares with limited voting rights.
      Under the terms of the Acquisition Agreement, KCS acquired all of TMM’s 48.5% effective interest in Grupo TFM on April 1, 2005 in exchange for $200.0 million in cash, 18 million shares of KCS common stock, and two-year promissory notes in the aggregate amount of $47.0 million (the “Escrow Notes”), as well as $27.5 million in transaction costs for a total purchase price of $594.4 million. The $47.0 million Escrow Notes are subject to reduction pursuant to the indemnification provisions of the Acquisition Agreement for certain potential losses related to breaches of certain representations, warranties, or covenants in the Acquisition Agreement or claims relating thereto, or under other conditions specified in the Indemnity Escrow Agreement.
      In exchange for the purchase price of $594.4 million, KCS acquired 48.5% of Grupo TFM (or 38.8% of KCSM). On a preliminary basis, the excess of purchase price over the historical book value of the assets resulted in a net increase in the basis of the assets of approximately $199.6 million. As a result of the ongoing valuation of certain assets and liabilities, during the fourth quarter of 2005, Grupo TFM and KCSM, recognized changes to the preliminary allocation of purchase price, which was pushed down by KCS. In addition, the KCS purchase price was increased by $4.4 million, relating primarily to an increase in the estimates for severance and relocation costs.
      In connection with the evaluation of the fair values of the assets and liabilities of Grupo TFM, certain assets were identified as having little or no value to KCS as the acquiring company. Because KCS acquired only 48.5% of Grupo TFM (or 38.8% of KCSM) in this transaction, the allocation of the excess purchase price over book value of net assets was limited to the acquired percentage. Accordingly, a reduction in the assets of Grupo TFM was limited to acquired percentage and any residual was charged to expense. Grupo TFM operating expenses include $39.5 million relating to decreases in the basis of certain assets, the most significant of which was the write off of deferred employee profit sharing asset of approximately $35.6 million as a result of recent legal rulings in Mexico.
      September 12, 2005 Completion of VAT/ Put Settlement. On September 12, 2005, the Company and its subsidiaries, KCSM and Grupo TFM, along with TMM, entered into a settlement agreement with the Mexican government, resolving the controversies and disputes between the companies and the Mexican

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
government concerning the payment of a value added tax (“VAT”) refund to KCSM and the obligation (“Put”) to purchase the remaining shares of KCSM owned by the Mexican government (the “VAT/ Put Settlement”). As a result of the VAT/ Put Settlement, KCS and its subsidiaries now own 100% of Grupo TFM and KCSM; the potential obligation of KCS, Grupo TFM and TMM to acquire the Mexican government’s remaining 20% ownership of KCSM has been eliminated; and the legal obligation of the Mexican government to issue the VAT refund to KCSM has been satisfied. There was no cash exchanged between the parties to the settlement agreement. In addition, the parties entered into mutual releases of all existing and potential claims relating to the VAT refund and the Put obligation, and entered into an agreement to dismiss all of the existing litigation between the parties.
      The VAT/ Put Settlement had two separate impacts — first, the resolution of a preacquisition contingency related to the April 1, 2005 transaction and second, KCSM’s acquisition of the minority interest held by the Mexican government.

Resolution of pre-acquisition contingencies.
      Both the VAT refund claim and the Mexican government’s put rights were pre-acquisition contingencies. Accordingly, the impact of the acquired asset and the resulting liability has been reflected as adjustments to the preliminary purchase accounting described above. Because there is no market for Grupo TFM stock, management assessed the fair value of the government’s shares acquired in the settlement to be properly estimated as the pro rata equivalent of the fair value of Grupo TFM stock paid to TMM under the Acquisition Agreement. Based on this assessment, the fair value of the Mexican government’s shares was determined to be $305.5 million.
      Under the terms of the Acquisition Agreement, KCS acquired TMM’s 51% interest in the VAT refund claim as settled. Accordingly, the preliminary purchase accounting for the Grupo TFM acquisition has been adjusted to reflect as an asset the fair value of the acquisition of TMM’s proportionate share of the VAT refund claim of $155.8 million.
      In accordance with the Acquisition Agreement, a contingent payment of additional purchase price of $110.0 million became payable to TMM as a result of the final resolution of the VAT Claim and Put, which will be settled in three parts: (i) $35.0 million in stock (shares to be determined based on the VWAP 20 days prior to the final resolution of the VAT Claim and Put, as defined in the Acquisition Agreement); (ii) $35.0 million in cash at time of final resolution of the VAT Claim and Put, as defined in the Acquisition Agreement; and (iii) up to an additional $40.0 million in cash or stock (shares to be determined in accordance with the provisions of the Acquisition Agreement) payable no more than five years from the final closing date (April  1, 2005). The liability is non-interest bearing, therefore it has been recorded at its present value based on a 5.0% discount rate, consistent with the stated rate of similar interest bearing notes in the Acquisition Agreement.
      The remaining fair value of the Mexican government’s shares obtained in the VAT/ Put Settlement, approximately $149.7 million, is attributable to the previously existing 49% KCS interest in Grupo TFM and has been recorded as nonoperating income and is presented net of applicable legal, consulting and other fees of approximately $17.8 million including, $9.0 million payable to JSIB, which became payable on final resolution of the VAT Claim and Put. The VAT/ Put settlement gain was not taxable in Mexico. The Company believes, based upon opinions of outside legal counsel and other factors, that the VAT/ Put Settlement should not be taxable to KCS for U.S. income tax purposes. Such position has not been examined by the taxing authority and it is possible that this position could be challenged. The amount of such tax would be material; however the Company believes that it would have the right to indemnification under the terms of the Acquisition Agreement.

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

KCSM Acquisition of Mexican government Shares.
      In connection with the VAT/ Put Settlement, the acquisition of the Mexican government’s interest was accounted for as a purchase. The aggregate carrying value of $375.6 million for the Mexican government shares (23.9% effective ownership — consisting of minority interest of $256.9 million and the Association in Participation Agreement with a book value of $118.7 million) exceeded the estimated fair value of this interest of $305.5 million representing the purchase price.

Purchase Price Allocation
      Significant components of the allocation of the excess of the purchase price over the carrying value of the net assets acquired, including both the April 1, 2005 and the September 12, 2005 acquisitions, are as follows:

Increase in current assets	$11.0
Decrease in property and equipment	(36.9)
Increase in concession assets	268.2
Increase in deferred income taxes	(81.4)
Increase in non-current assets	83.6
Increase in current liabilities	(15.3)
Increase in non-current liabilities	(95.9)

Total	$133.3

      The allocation of the purchase price above reflects preliminary estimates to various amounts that are subject to change as the Company obtains additional information relating to the fair values of certain property and equipment. The preliminary purchase price allocation reflects $15.3 million relating to estimated severance and relocation costs. During the nine months ended December 31, 2005 the Company has expended $5.4 million, with $9.9 million left to disburse.
      In addition, the existing excess in the carrying value of the Company’s investment over the book value of Grupo TFM ($13.7 million) was recorded as an addition to property, plant and equipment, and concession assets.

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the dates of acquisition as adjusted for the above impacts (dollars in millions):

Current assets	$269.2
Property, plant and equipment	524.7
Concession rights	1,380.0
Other assets	219.5

Total assets acquired	$2,393.4

Current liabilities	$288.3
Long-term debt acquired	802.6
Other liabilities	112.6
Minority Interest	—

Total liabilities acquired	$1,203.5

Deferred Assets and Liabilities.
      In connection with the Acquisition, we assessed the fair value of KCSM’s long term contractual relationships including, debt, locomotive and railcar leases and maintenance contracts for locomotives. As a result of the amortization of the deferred credits and deferred charges, for the nine months ended December 31, 2005 KCSM recognized an increase in equipment costs of $5.6 million and reductions of purchased services expense and interest costs of $4.8 million and $2.3 million, respectively. Fair value was determined based on current market rates and other management estimates. Accordingly, we have recorded necessary valuation reserves for the related contracts which are reflected in the December 31, 2005 consolidated financial statements.
Acquisition of Mexrail.
      On August 16, 2004, KCS, TMM and KCSM entered into a new Stock Purchase Agreement. Pursuant to the terms of that agreement, KCS purchased from KCSM 51% of the outstanding shares of Mexrail, a wholly-owned subsidiary of KCSM, for $32.7 million and placed those shares into trust pending approval of the Surface Transportation Board (“STB”) to exercise common control over KCSR, the Gateway Eastern Railway Company (“Gateway Eastern”) and Tex-Mex. On November 29, 2004, the STB approved the Company’s application for authority to control KCSR, Gateway Eastern and Tex-Mex. The shares representing 51% ownership of Mexrail were transferred by the trustee to KCS, and KCS assumed control, on January 1, 2005.
      The aggregate purchase price was $57.4 million including $32.7 million of cash with the remaining amount consisting of net receivables and payables with Mexrail and Grupo TFM. The acquisition of Mexrail links KCSR physically to KCSM. The Company’s management completed a preliminary evaluation of the fair value of the assets and liabilities of Mexrail in the first quarter of 2005.

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition as of December 31, 2005:
Mexrail, Inc.
As of January 1, 2005

(Dollars in millions)
Current assets	$37.8
Property, plant and equipment	108.2
Other assets	0.3

Total assets acquired	$146.3

Current liabilities	$59.7
Long-term debt	—
Other liabilities	29.31

Total liabilities acquired	$89.0

      The allocation of the purchase price above reflects the final adjustments to the fair values of assets and liabilities of Mexrail. All severance reserves recorded for the Mexrail acquisition were expended prior to December 31, 2005.
      Pro Forma Earnings. The following table reflects the pro forma financial results for the twelve months ended December 31, 2005 as though the Grupo TFM Acquisition had occurred on January 1, 2005: (unaudited, in millions except for shares outstanding, which are in thousands, and the per share amounts.)

	KCS and Mexrail	Grupo TFM for
	Historical and	the Period
	Grupo TFM	January 1, 2005
	Since April 1,	Through March 31,	Pro Forma
	2005	2005	Adjustments	Pro Forma

Revenues	$1,352.0	$170.1	$—	$1,522.1
Net income (loss)	100.9	0.1	(150.1)	(49.1)
Income (loss) from continuing operations available to common shareholders	91.4	0.1	$(150.1)	(58.6)

Basic earnings (loss) per common share	$1.21			$(0.74)

Basic weighted average common shares outstanding	75,527		3,750	79,277

Diluted earnings (loss) per common share	$1.10			$(0.74)

Diluted weighted average common shares outstanding	92,747		(13,470)	79,277

      For purposes of comparison, pro forma earnings have been reduced by the $131.9 million non-recurring, non-cash gain on the VAT/ Put settlement.

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table reflects the pro forma financial results for the twelve months ended December 31, 2004 as though the Mexrail and Grupo TFM acquisitions had occurred on January 1, 2004: (unaudited, in millions except for shares outstanding, which are in thousands, and the per share amounts.)

				Pro Forma
	KCS	Mexrail	Grupo TFM	Adjustments	Pro Forma

Revenues	$639.5	$60.3	$664.2	$—	$1,364.0
Net Income (loss)	24.4	(6.4)	2.6	(16.6)	4.0
Income (loss) from continuing operations available to common shareholders	$15.7	$(6.4)	$4.2	$(14.0)	$(0.5)

Basic earnings per common share	$0.25				$(0.01)

Basic weighted average common shares outstanding	62,715			18,000	80,715

Diluted earnings per common share	$0.25				$(0.01)

Diluted weighted average common shares outstanding	63,983			16,732	80,715

      The pro forma results reflected above are not necessarily indicative of the results of operations for the periods presented, had the acquisition actually occurred, nor are they indicative of projected results for future periods.
SOUTHERN CAPITAL CORPORATION, LLC
      In 1996, the Company and GATX Capital Corporation (“GATX”) completed a transaction for the formation and financing of a joint venture, Southern Capital Corporation, LLC (“Southern Capital”), to perform certain leasing and financing activities. Southern Capital’s principal operations are the acquisition of locomotives, rolling stock and other railroad equipment and the leasing thereof to KCSR. The Company holds a 50% interest in Southern Capital, which it accounts for using the equity method of accounting.
      Concurrent with the formation of this joint venture, the KCSR entered into operating leases with Southern Capital for substantially all the locomotives and rolling stock contributed or sold to Southern Capital at rental rates that management believes reflected market conditions at that time. Southern Capital has acquired additional equipment since its inception, all of which is leased to KCSR. KCSR paid Southern Capital $30.1 million, $32.5 million and $35.3 million under these operating leases in 2005, 2004 and 2003, respectively. In connection with the formation of Southern Capital, the Company received cash that exceeded the net book value of assets contributed to the joint venture by approximately $44.1 million. Accordingly, this excess fair value over book value is being recognized as a reduction in lease rental expense over the terms of the leases (approximately $3.6 million, $4.4 million and $4.5 million in 2005, 2004 and 2003, respectively). During 2005 and 2004, the Company received cash dividends of $8.3 million and $8.8 million respectively from Southern Capital. No dividends were received from Southern Capital during 2003.
      During 2005 and 2004, Southern Capital recorded a gain of approximately $7.7 and $6.0 million, respectively related to the sale of locomotives to KCSR. For purposes of recording its share of Southern Capital earnings, the Company has recorded its share of the gain as a reduction to the cost basis of the equipment acquired. As a result, the Company will recognize its equity in the gain over the remaining depreciable life of the locomotives as a reduction of depreciation expense.

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The remaining amount of pass through trust certificates, approximately $63.6 million was assigned to General Electric Corporation (“GE”), the buyer of the 50 locomotives, and is secured by the sold locomotives and rental payments payable by KCSR under the sublease. Southern Capital does not have the option, nor is it obligated to repurchase or redeem the lease receivable or related equipment on or prior to the expiration of the lease agreement entered into with KCSR at the time of the sale. Southern Capital does not guarantee the lease payments of KCSR and has no obligation to make such payments if KCSR should fail to do so. In the event of a default by KCSR, a third party insurance company, MBIA, guarantees the outstanding debt and may seize the collateralized assets, or find a third party lessee to continue making the rental payments to satisfy the debt requirements.
PANAMA CANAL RAILWAY COMPANY
      In January 1998, the Republic of Panama awarded PCRC, a joint venture company owed equally by KCS and Mi-Jack Products, Inc., the concession to reconstruct and operate the Panama Canal Railway, a 47-mile railroad located adjacent to the Panama Canal that provides international shippers with a railway transportation option to complement the Panama Canal. The Panama Canal Railway, which traces its origins back to the late 1800’s, is a north-south railroad traversing the Panama isthmus between the Pacific and Atlantic Oceans. The railroad has been reconstructed and resumed freight operations on December  1, 2001. Panarail operates and promotes commuter and tourist passenger service over the Panama Canal Railway. Passenger service started during July 2001.
      As of December 31, 2005, the Company has invested approximately $30.4 million toward the reconstruction and operations of the Panama Canal Railway. This investment is comprised of $12.9 million of equity and $17.5 million of subordinated loans. These loans carry a 10% interest rate and are payable on demand, subject to certain restrictions.
      In November 1999, PCRC completed the financing for the reconstruction project with the International Finance Corporation (“IFC”), a member of the World Bank Group. The IFC’s investment of $5 million in PCRC is comprised of non-voting preferred shares, which paid a 10% cumulative dividend. On March  28, 2005, PCRC and the IFC finalized an agreement whereby PCRC would redeem the shares subscribed and owned by IFC pursuant to the IFC Subscription. Under the agreement, PCRC paid to the IFC $10.5 million. At December 31, 2004, these shares had a recorded value of $5.0 million and approximately $2.6 million in accrued unpaid dividends. PCRC recorded an additional cost of approximately $2.9 million to reflect the premium paid to IFC and, as a result, KCS recorded its share of this cost of approximately $1.5 million in recording its equity in earnings of PCRC in the first quarter of 2005.
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

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
leases, and has issued an irrevocable letter of credit in the amount of $1.5 million to fulfill the Company’s 50% guarantee of a $2.9 million equipment loan. The cost of the reconstruction totaled approximately $80 million.
THE MEXICO VALLEY RAILWAY AND TERMINAL (FERROCARRIL Y TERMINAL DEL VALLE DE MÉXICO, S.A. DE C.V. “FTVM”)
      FTVM was incorporated as a sociedad anonima de capital variable (variable capital corporation), under the laws of Mexico. The Corporate purpose of the company is to provide railroad services as well as ancillary services, including those related to interconnection, switching and haulage services. KCSM holds 25.0% of the share capital of FTVM. The other shareholders of FTVM, each holding a 25.0% interest, are Ferrocarril Mexicano, S.A. de C.V. (“Ferromex”), Ferrocarril del Sureste, S.A. de C.V. (“Ferrosur”) and the Mexican Government.
      Pursuant to the Concession, KCSM, is required to grant rights to use portions of its track to Ferromex, Ferrosur and FTVM. The Concession also stipulates that Ferromex, Ferrosur and FTVM are required to grant KCSM the rights to use portions of their tracks.
      Financial Information. Financial information of unconsolidated affiliates that the Company accounted for under the equity method is presented in the following table. Amounts, including those for KCSM, are presented under U.S. GAAP. Certain prior year amounts have been reclassified to reflect amounts from applicable audited financial statements (in millions).

	As of and for the	As of and for the
	Nine Months	Twelve Months
	Ended	Ended
	December 31, 2005	December 31, 2005

		Southern
	FTVM	Capital	PCRC

Investment in unconsolidated affiliates	$10.9	$27.9	$.6
Equity in net assets of unconsolidated affiliates	9.6	27.9	.6
Financial Condition:
Current assets	$35.4	$5.2	$5.2
Non-current assets	28.1	92.8	81.5

Assets	$63.5	$98.0	$86.7

Current liabilities	$9.3	$1.0	$13.9
Non-current liabilities	15.8	41.2	71.5
Minority interest	—	—	—
Equity of stockholders and partners	38.4	55.8	1.3

Liabilities and equity	$63.5	$98.0	$86.7

Operating results:
Revenues	$55.3	$27.4	$17.5

Costs and expenses	$45.9	$14.3	$21.0

Net income (loss)	$9.4	$13.1	$(3.5)

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of and for the Twelve Months Ended
	December 31, 2004

		Grupo	Southern
	Mexrail	TFM	Capital	PCRC

Investment in unconsolidated affiliates	$30.0	$389.6	$29.1	$2.4
Equity in net assets of unconsolidated affiliates	27.1	375.0	29.1	2.4
Financial Condition:
Current assets	$29.8	$252.7	$2.3	$4.2
Non-current assets	71.2	1,982.3	113.5	83.4

Assets	$101.0	$2,235.0	$115.8	$87.6

Current liabilities	$47.3	$211.5	$1.2	$10.7
Non-current liabilities	0.7	865.4	56.5	72.2
Minority interest	—	353.3	—	—
Equity of stockholders and partners	53.0	804.8	58.1	4.7

Liabilities and equity	$101.0	$2,235.0	$115.8	$87.6

Operating results:
Revenues	$60.1	$699.2	$22.7	$10.1

Costs and expenses	$73.8	$593.1	$17.2	$9.2

Net income (loss)	$(7.9)	$(8.3)	$11.8	$(4.2)

	As of and for the Twelve
	Months Ended
	December 31, 2003

	Grupo	Southern
	TFM	Capital	PCRC

Operating results:
Revenues	$698.5	$31.3	$7.8

Costs and expenses	$591.0	$27.6	$9.1

Net income (loss)	$27.3	$3.6	$(6.1)

      On March 27, 2002 KCSM purchased all of the shares of Mexrail from TMM and KCS. Accordingly for the period from January 1, 2004 through July 31, 2004, and for the year ended December 31, 2003, the results of Mexrail are consolidated into the results of Grupo TFM.
      The effects of foreign currency transactions and capitalized interest prior to June 23, 1997, which are not recorded on Grupo TFM’s books, result in the difference between the carrying amount of the Company’s investment in Grupo TFM and the underlying equity in net assets. Additionally, the purchase by Grupo TFM of the Mexican government’s former 24.6% interest in Grupo TFM resulted in a reduction of Grupo TFM’s stockholder’s equity as the purchased shares from the Mexican government were recorded as treasury shares at Grupo TFM. The Company invested no funds in this transaction, however, and, therefore, it did not have an impact on the Company’s investment in Grupo TFM. As a result, the difference between the Company’s equity in net assets of Grupo TFM and its underlying investment arising as a result of this transaction is being amortized against the Company’s equity in earnings from Grupo TFM over a 33 year period, which was the estimate of the average remaining useful life of Grupo TFM’s concession assets.

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The deferred income tax calculations for Grupo TFM are significantly impacted by fluctuations in the relative value of the Mexican peso versus the U.S. dollar and the rate of Mexican inflation, and can result in significant variability in the amount of equity earnings (losses) reported by the Company.

Note 4.	Other Balance Sheet Captions
      Accounts Receivable. Accounts receivable include the following items (in millions):

	2005	2004

Accounts receivable	$339.8	$149.2
Allowance for doubtful accounts	(24.1)	(9.6)

Accounts receivable, net	$315.7	$139.6

Bad debt expense	$15.2	$2.7

      Other Current Assets. Other current assets include the following items (in millions):

	2005	2004

Deferred income taxes	$10.0	$13.8
Prepaid expenses	10.1	3.8
Deferred charge related to favorable railcar leases (net of $6.7 million amortization)	11.3	—
Other	14.7	9.6

Total	$46.1	$27.2

      Properties. Properties and related accumulated depreciation and amortization are summarized below (in millions):

	2005	2004

Properties
Road properties	$1,982.5	$1,735.2
Equipment	388.0	293.8
Locomotives sale-leaseback	32.5	—
Computer software	71.8	68.3
Equipment under capital leases	5.4	4.1
Concession improvements	296.1	—
Other	161.3	9.1

Total	2,937.6	2,110.5
Accumulated depreciation and amortization	820.4	755.3

Total	2,117.2	1,355.2
Construction in progress	181.1	68.8

Net Properties	$2,298.3	$1,424.0

      Sale-leaseback of locomotives. In September 1999, KCSM entered into a locomotive operating lease agreement covering 75 locomotives that was to expire in 20 years. The lease agreement contained standard provisions for this type of transaction, including the option to either purchase the assets or return the assets to the lessor at the end of the lease term. Because the lease agreement contained above market rates, in

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
connection with the valuation of KCSM assets as part of the Acquisition and the principles of push down accounting, KCSM recorded a valuation reserve that was being amortized over the remaining life of the lease.
      On November 2, 2005, KCSR entered into an agreement with El-Mo-Mex, Inc. (“El-Mo”) to acquire El-Mo’s equity interest in the leased locomotives. KCSR and an affiliate paid cash in the amount of approximately $32.6 million and assumed approximately $95.9 million of debt and accrued interest to acquire the locomotives. KCSR subsequently purchased the locomotives from the affiliate. On December 20, 2005, KCSR entered into a leveraged lease arrangement, treated for financial reporting purposes as an operating lease, with an unaffiliated third party. Pursuant to the terms of this leveraged lease, KCSR was to sell the locomotives to a trust, which would then lease the locomotives to KCSR for a period of 18 years. The trust also would assume the debt assumed by KCSR in its purchase of the locomotives. Prior to year end, KCSR had completed the sale of 54 of the locomotives to the trust. The remaining 19 units (two of the original 75 were determined to be damaged beyond repair) valued at $32.5 million were sold to the trust in January 2006 and are included in the December 31, 2005 financial statements as property.
      Overhead Capitalization. KCS capitalizes certain overhead costs representing the indirect costs associated with construction and improvement projects. Overhead factors are periodically reviewed and adjusted to reflect current costs. As a result of revisions to rates used to capitalize indirect costs during the quarter ended June 30, 2005, operating expenses were reduced by approximately $1.8 million. Similarly, in the fourth quarter, the overhead allocation was reviewed to ensure that all appropriate current year cost was allocated which resulted in a reduction of operating expenses of approximately $3.0 million.
      Concession Assets. As discussed in Note 1, in December 1996, the Mexican Government (the “Government”) granted KCSM the Concession (the “Concession”) to operate the northeast rail lines for an initial period of fifty years, exclusive for thirty years, renewable, subject to certain conditions, for a second period of equal length. Under the terms of the Concession, the Company has the right to use and is obligated to maintain the right of way, track structure, buildings and related maintenance facilities to the operational standards specified in the concession agreement and to return the assets in that condition at the end of the concession period.
      Concession assets and related amortization are summarized below (in millions):

2005

Concession Assets
Road properties	$1,241.2
Land	111.8
Other	48.6

Total	1,401.6
Accumulated amortization	41.2

Net Properties	$1,360.4

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Accrued Liabilities. Accrued liabilities include the following items (in millions):

	2005	2004

Claims reserves	$40.1	$35.1
Prepaid freight charges due other railroads	32.2	30.5
Car hire per diem	10.7	9.2
Vacation accrual	11.3	9.9
Property and other taxes	20.7	7.2
Interest payable	17.9	5.9
Deferred credits related to unfavorable locomotive leases and maintenance contracts	9.7	—
Other	99.1	50.6

Total	$241.7	$148.4

      Other Noncurrent Liabilities and Deferred Credits. Other noncurrent liabilities and deferred credits include the following items (in millions):

	2005	2004

Claims reserves	$90.9	$39.9
Accrued employee benefits	10.0	8.4
Deferred gain on sale of equipment to Southern Capital	5.1	8.7
Deferred gain on sale of Mexrail	—	5.9
KCSM employees’ statutory profit sharing	29.0	—
Deferred credits related to unfavorable locomotive leases and maintenance contracts	54.2	—
Other	81.0	20.7

Total	$270.2	$83.6

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Long-Term Debt
      Indebtedness Outstanding. Long-term debt and pertinent provisions follow (in millions):

	2005	2004

KCS	$.2	$1.3
Liability related to Grupo TFM Acquisition	158.7	—
KCSR
Borrowings pursuant to Amended 2004 Senior Secured Credit Facility Revolving Credit Facility, variable interest rate at December 31, 2005 — 6.04%, due March 2007	92.0	—
Term Loans, variable interest rate at December 31,2005 — 5.80%, due March 2008	246.8	249.2
7 1/2 % Senior Notes, due June 15, 2009	200.0	200.0
9 1/2 % Senior Notes, due October 1, 2008	200.0	200.0
Equipment Trust Certificates, 8.56% due serially to December 15, 2006	5.4	10.8
Equipment Secured Debt, 8.84% due serially to November 11, 2006	24.3	—
Capital Lease Obligations, 7.15% to 8.00%, due serially to September 30, 2009	1.1	1.5
Term Loans with State of Illinois, 3% to 5% due serially to 2018	2.3	2.2
Other	—	.7
Tex-Mex
RRIF loan, 4.29%, due July 13, 2030	21.7	—
KCSM
10 1/4 % Senior Notes, due June 15, 2007	150.0	—
12 1/2 % Senior Notes, due June 15, 2012	178.3	—
9 3/8 % Senior Notes, due May 01, 2012	460.0	—
Revolving Credit Facility, variable interest rate at December 31, 2005 — 11.12%, due October 28, 2008	6.6	—
Revolving Credit Facility, variable interest rate at December 31, 2005 — 6.98%, due October 28, 2008	19.5	—
Term Loans, variable interest rate at December 31,2005 — 7.17%, due October 28, 2008	76.0	—
Capital Lease Obligations, due in 2010 and 2011	1.3	—
Fair market adjustment related to purchase accounting	16.4	—

Total	1860.6	665.7
Less: debt due within one year(i)(ii)	116.3	9.9

Long-term debt	$1744.3	$655.8

(i)	Includes $4.2 million of adjustments to reflect the fair value of the liabilities assumed

(ii)	Includes current liability related to Grupo TFM acquisition.
      Amended 2004 Senior Secured Credit Facility. On March 30, 2004, the Company entered into a credit agreement (“Credit Agreement”) consisting of a $100 million revolving credit facility (“Revolving Credit Facility”) maturing on March 30, 2007 and a $150 million Term B loan facility (“Term Loan Facility”) maturing on March 30, 2008. The Term Loan Facility was fully funded on the closing

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
date and the proceeds were used to pay transaction costs and for other general corporate purposes, including additional investments in the Company’s Mexican affiliates. Up to $25.0 million of the Revolving Credit Facility is available for letters of credit and up to $15 million is available for swing line loans. The proceeds from borrowings under the Revolving Credit Facility may be used for working capital and for general corporate purposes, including additional investments in the Company’s Mexican affiliates. The letters of credit may be used for general corporate purposes. Borrowings under the Credit Agreement are secured by substantially all of the Company’s domestic assets and are guaranteed by the majority of its domestic subsidiaries.
      The Term Loan Facility and the Revolving Credit Facility bear interest at the London Interbank Offered Rate (“LIBOR”) plus an applicable margin or at an alternative base rate plus an applicable margin. The applicable margin for the Term Loan Facility was 200 basis points over LIBOR for LIBOR borrowings. The applicable margin for the Revolving Credit Facility was set at 2.25% for LIBOR borrowings for the first six months and thereafter is based on the Company’s leverage ratio (defined as the ratio of the Company’s total debt to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization, excluding the undistributed earnings of unconsolidated affiliates and certain other non-cash charges) for the prior twelve months).
      The Credit Agreement requires the payment of a commitment fee to the lenders on the average daily, unused amount of the Revolving Credit Facility. Additionally, a fee equal to the applicable margin for LIBOR priced borrowings under the Revolving Credit Facility will be paid on any letter of credit issued under the Revolving Credit Facility. As of December 31, 2005, the KSCR revolver had an available balance of approximately $33.0 million and the KCSM revolver had an available balance of approximately $4.0 million.
      The Credit Agreement contains certain provisions, covenants and restrictions customary for this type of debt and for borrowers with a similar credit rating. These provisions include, among others, restrictions on the Company’s ability and its subsidiaries ability to 1) incur additional debt or liens; 2) enter into sale and leaseback transactions; 3) merge or consolidate with another entity; 4) sell assets; 5) enter into certain transactions with affiliates; 6) make investments, loans, advances, guarantees or acquisitions; 7) make certain restricted payments, including dividends, or make certain payments on other indebtedness; or 8) make capital expenditures in excess of allowed amounts. In addition, the Company is required to comply with certain financial ratios, including minimum interest expense coverage and leverage ratios. The Credit Agreement also contains certain customary events of default. These covenants, along with other provisions, could restrict maximum utilization of the Revolving Credit Facility.
      On December 22, 2004, KCS, KCSR, and other KCS its subsidiaries entered into an amendment and waiver of the Credit Agreement. The Credit Agreement was amended to, among other things, increase the Term Loan Facility by $100,000,000 and decrease the borrowing spread by 25 basis points to 175 basis points for LIBOR borrowings. In addition, a waiver was granted that would allow KCSR to make an additional $55 million of capital expenditures during 2004 and 2005.
      On September 30, 2005, KCS, KCSR, and other KCS subsidiaries entered into a second amendment and waiver of the Credit Agreement. The Credit Agreement was amended to increase the Revolving Credit Facility commitment by $25.0 million to a total available line of credit of $125.0 million. The borrowing spread on the Revolving Credit Facility was reduced by 50 basis points, while the borrowing spread on the Term Loan Facility was reduced by 25 basis points (based on certain financial statement attributes). Additionally, the capital expenditure limit was eliminated and certain other nonmaterial changes were made to the Credit Agreement as part of the amendment.
      On November 4, 2005, KCS, KCSR and other KCS subsidiaries entered into a third amendment of the Credit Agreement. The Credit Agreement was amended to modify the definition of “EBITDA” in

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
order to exclude from the definition certain non-cash charges not to exceed $35.7 million in the aggregate for the fiscal quarter ending on September 30, 2005, with respect to an increase in claim reserves.
      On December 8, 2005, KCS, KCSR and other KCS subsidiaries entered into a third waiver of the Credit Agreement. The provisions of Section 5.02(g) of the Credit Agreement were waived in order to permit KCS to use substantially all of the net proceeds from the issuance of its 5.125% Cumulative Convertible Series D Preferred Stock to repurchase shares of its common stock.
      On March 1, 2006 KCS, KCSR and other KCS subsidiaries entered into a fourth waiver of the 2004 Credit Agreement (the “Fourth Waiver”). Under the terms of the Fourth Waiver, which expires on April 30, 2006, the Lenders have agreed to waive the requirement that KCS, as defined in the Credit Agreement maintain a leverage ratio of not more than 5.00:1 for the quarter ended December 31, 2005, provided that such ratio does not exceed 5.50:1.
      On April 7, 2006, KCS, KCSR and other KCS subsidiaries entered into a fifth waiver of the Credit Agreement (the “Fifth Waiver”). Under the terms of the Fifth Waiver, which expires on April 30, 2006, the Lenders have agreed to waive the requirement of Section 5.03(b) that KCS furnish a copy of its 2005 annual audited financial statements by March 31, 2006 so long as KCS furnishes such audited financial statements by April 30, 2006.
      On March 17, 2006, KCSR entered into a commitment letter (the “Commitment Letter”) with The Bank of Nova Scotia (“Scotia”) under which Scotia has agreed to provide KCSR with a $371.2 million, fully underwritten, new credit agreement to refinance KCSR’s existing Credit Agreement. The new credit agreement will consist of a $246.2 million term loan facility and a $125 million revolving credit facility and contain terms and conditions substantially similar to the Credit Agreement, but will provide KCSR with additional financial flexibility. The closing on the new credit agreement is expected to occur before April 30, 2006. KCSR expects to be in compliance with all of the covenants of the new credit agreement, including the leverage ratio, throughout its term.
      7 1/2% Senior Notes. In June 2002, KCSR issued $200 million of 7 1/2% senior notes due June 15, 2009 (“7 1/2% Senior Notes”). Net proceeds from the offering of $195.8 million, together with cash, were used to repay term debt under a previous KCSR credit facility and certain other secured indebtedness of the Company. The 7 1/2 % Senior Notes were subsequently exchanged for registered notes with substantially identical terms. These registered notes bear a fixed annual interest rate to be paid semi-annually on June 15 and December 15 and are due June 15, 2009. These registered notes are general unsecured obligations of KCSR, are guaranteed by the Company and certain of its domestic subsidiaries, and contain certain covenants and restrictions customary for this type of debt instrument and for borrowers with similar credit ratings.
      9 1/2% Senior Notes. During the third quarter of 2000, KCSR issued $200 million of 9 1/2% senior notes due October 1, 2008 (“9 1/2% Senior Notes”). Net proceeds from the offering of $196.5 million were used to refinance term debt and reduce commitments under a previous KCSR credit facility. The 9 1/2 % Senior Notes were subsequently exchanged for registered notes with substantially identical terms. These registered notes bear a fixed annual interest rate to be paid semi-annually on April 1 and November 1 and are due on October 1, 2008. These registered notes are general unsecured obligations of KCSR, are guaranteed by the Company and certain of its domestic subsidiaries, and contain certain covenants and restrictions customary for this type of debt instrument and for borrowers with similar credit ratings.
      Consent Solicitation regarding the 7 1/2% and 9 1/2% Senior Notes. On June 10, 2005, KCSR completed the successful solicitation of consents to amend the indentures, as supplemented where applicable, under which KCSR’s outstanding 7 1/2% Senior Notes and outstanding 9 1/2 % Senior Notes were

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
issued. KCSR received the requisite consents from a majority of the holders of the outstanding aggregate principal amount of each series of notes.
      Upon the terms and subject to the conditions set forth in the Consent Solicitation Statement dated May 11, 2005 and as thereafter amended, KCSR, KCS, the other note guarantors, and the trustee under each of the indentures, respectively, signed supplemental indentures with respect to each such series of notes to permit KCS, Grupo TFM, and KCSM to effect a settlement of certain disputes among KCSM, Grupo TFM, and the Mexican government.
      Equipment Trust and Capital Lease Indebtedness. KCSR has purchased certain locomotives and rolling stock under equipment trust certificates and capitalized lease obligations.
      On November 2, 2005, KCSR entered into an agreement with El-Mo-Mex, Inc. (“El-Mo”) to acquire El-Mo’s equity interest in certain leased locomotives. KCSR and an affiliate paid cash in the amount of approximately $32.6 million and assumed approximately $95.9 million of debt and accrued interest to acquire the locomotives. KCSR subsequently purchased the locomotives from the affiliate. On December 20, 2005, KCSR entered into a leveraged lease arrangement, treated for financial reporting purposes as an operating lease, with an unaffiliated third party. Pursuant to the terms of this leveraged lease, KCSR was to sell the locomotives to a trust, which would then lease the locomotives to KCSR for a period of 18 years. The trust also would assume the debt assumed by KCSR in its purchase of the locomotives. Prior to year end, KCSR had completed the sale of 54 of the locomotives to the trust. The remaining 19 units (two of the original 75 were determined to be damaged beyond repair) valued at $32.5 million were sold to the trust in January 2006. As of December 31, 2005 there was $24.3 million of debt associated with the 19 unsold locomotives recorded on our balance sheet.
      RRIF Loan Agreement. On July 13, 2005, Tex-Mex entered into an agreement with the Federal Railroad Administration (“FRA”) with an effective date of June 28, 2005 to borrow $50.0 million to be used for infrastructure improvements. These improvements are expected to increase efficiency and capacity in order to accommodate growing freight rail traffic related to the NAFTA corridor. The interest rate under the loan agreement is 4.29% and the principal balance amortizes quarterly with a final maturity of July 13, 2030. At December 31, 2005, Tex-Mex had borrowed $21.7 million under the loan agreement. Tex-Mex expects to draw down the remaining available principal balance during 2006. The loan is being made under the Railroad Rehabilitation and Improvement Financing (“RRIF”) Program administered by the FRA. The loan is guaranteed by Mexrail, which has issued a Pledge Agreement in favor of the lender equal to the gross revenues earned by Mexrail on per-car fees charged for traffic crossing the International Rail Bridge located in Laredo, Texas.
      10 1/4% Senior Notes. KCSM issued the 2007 Senior Notes in June 1997. The 2007 Senior Notes are denominated in dollars, bear interest semiannually at a fixed rate of 10 1/4 % and mature on June 15, 2007. The 2007 Senior Notes are not redeemable at KCSM’s option except, subject to certain limitations, in the event of certain changes in Mexican law. The 2007 Senior Notes are unsecured, unsubordinated obligations of KCSM, rank pari passu in right of payment with all existing and future unsecured, unsubordinated obligations of KCSM and are senior in right of payment to all future subordinated indebtedness of KCSM. The 2007 Senior Notes are unconditionally guaranteed on an unsecured unsubordinated basis by Grupo TFM.
      12 1/2% Senior Notes. KCSM issued the 2012 Senior Notes in June 2002. The 2012 Senior Notes are denominated in dollars, bear interest semiannually at a fixed rate of 12 1/2% and mature on June 15, 2012. The 2012 Senior Notes are unsecured, unsubordinated obligations of KCSM, rank pari passu in right of payment with all existing and future unsecured, unsubordinated obligations of KCSM, and are senior in right of payment to all future subordinated indebtedness of KCSM. The 12 1/2 % Senior Notes are not guaranteed by Grupo TFM. The 2012 Senior Notes are redeemable at any time in the event of certain

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
changes in Mexican tax law and at KCSM’s option, in whole or in part, on or after June 15, 2007, subject to certain limitations, at the following redemption prices (expressed in percentages of principal amount at maturity), plus accrued and unpaid interest, if any:

Redemption
Year	Price

2007	106.250%
2008	104.167%
2009	102.083%
2010 and thereafter	100.000%
      9 3/8% Senior Notes. On April 1, 2005, KCSM commenced a cash tender offer for any and all outstanding $443.5 million aggregate principal amount of 11.75% Senior Discount Debentures due 2009 (the “2009 Debentures”) on the terms and subject to the conditions set forth in KCSM’s Offer to Purchase and Consent Solicitation Statement dated April 1, 2005. KCSM also solicited consents for amendments to the indenture under which the 2009 Debentures were issued. Holders who tendered their 2009 Debentures were required to consent to the proposed amendments and holders who consented were required to tender their 2009 Debentures.
      On April 14, 2005, $386.0 million principal amount of the outstanding $443.5 million principal amount, representing approximately 87% of the 2009 Debentures, had been tendered on or prior to the consent deadline pursuant to the consent solicitation and tender offer for the 2009 Debentures. As a result of such consents and early tenders, KCSM received the requisite consents to execute a supplemental indenture relating to the 2009 Debentures. As part of its tender offer for the 2009 Debentures, KCSM was soliciting consents to eliminate substantially all of the restrictive covenants included in the indenture under which the 2009 Debentures were issued and to reduce the minimum prior notice period with respect to a redemption date for outstanding 2009 Debentures from 30 to 3 days. The supplemental indenture relating to the 2009 Debentures containing the proposed changes was executed by KCSM and the Trustee under the indenture. KCSM made payment for these 2009 Debentures pursuant to the early tender provisions of the tender offer on April 20, 2005. Pursuant to the terms of the 2009 Debentures, as amended by the supplemental indenture, KCSM called for redemption of all its remaining outstanding 2009 Debentures that were not tendered in KCSM’s previously announced tender offer and on April 29, 2005, paid an aggregate of $60.0 million, including principal and interest, to the holders of such 2009 Debentures to complete the redemption of all of such remaining outstanding 2009 Debentures.
      On April 19, 2005, KCSM issued $460.0 million principal amount of 9 3/8% senior notes due 2012 (the “9 3/8% Senior Notes”). The 9 3/8% Senior Notes are denominated in U.S. Dollars, bear interest semiannually at a fixed rate of 9 3/8% and mature on May 1, 2012. The 9 3/8% Senior Notes are redeemable, at KCSM’s option, in whole at any time or in part from time to time, on and after May 1, 2009, upon not less than 30 nor more than 60 days notice. Subject to certain conditions, up to 35% of the principal amount of the 9 3/8% Senior Notes is redeemable prior to May 1, 2008. In addition, the 9 3/8 % Senior Notes are redeemable, in whole but not in part, at KCSM’s option at 100% of their principal amount, together with accrued interest, in the event of certain changes in the Mexican withholding tax rate.
      The 9 3/8% Senior Notes are unsecured, unsubordinated obligations of KCSM, rank pari passu in right of payment with all existing and future unsecured, unsubordinated obligations of KCSM, and are senior to all of KCSM’s subordinated debt. The 9 3/8% Senior Notes effectively rank junior to all of KCSM’s secured indebtedness to the extent of the value of the assets securing such indebtedness. The 9 3/8% Senior Notes are not guaranteed by any of KCSM’s subsidiaries and are therefore effectively subordinated to all liabilities of KCSM’s subsidiaries. The 9 3/8 % Senior Notes are not guaranteed by Grupo TFM.

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In connection with the issuance of the 9 3/8% Senior Notes, on April 19, 2005, KCSM entered into a registration rights agreement with the placement agents engaged in the offering of the 9 3/8% Senior Notes, or the Registration Rights Agreement. Pursuant to the terms of the Registration Rights Agreement, KCSM agreed, for the benefit of the holders of the 9 3/8 % Senior Notes, at the cost to KCSM, to use its reasonable best efforts to:

(i) file a registration statement with respect to a registered offer to exchange the 9 3/8% Senior Notes for new exchange notes having terms identical in all material respects to the 9 3/8 % Senior Notes (except that the exchange notes will not contain transfer restrictions); and

(ii) complete the registered exchange offer within 270 days after the closing date of the offering of the 9 3/8 % Senior Notes of April 19, 2005.
      KCSM filed the registration statement and completed the registered exchange offer in accordance with the terms of the Registration Rights Agreement.
      On April 18, 2005, KCSM entered into a first waiver and amendment (the “Waiver and Amendment”) to its First Amended and Restated Credit Agreement, dated as of June 24, 2004, with the banks which are a party thereto and J.P. Morgan Chase Bank, N.A., as administrative agent. The Waiver and Amendment allowed KCSM to issue the 9 3/8% Senior Notes in a principal amount in excess of the principal amount of 2009 Debentures outstanding and to use the amount of proceeds from the private placement of the 9 3/8% Senior Notes in excess of the principal amount of the 2009 Debentures outstanding to pay accrued and unpaid interest on the 2009 Debentures repurchased or redeemed, to pay the fees of the underwriter associated with the issuance of the 9 3/8% Senior Notes as well as the tender offer for the 2009 Debentures, to pay the premium related to the tender offer and to pay certain other expenses relating to the tender offer and issuance of the 9 3/8 % Senior Notes. The Waiver and Amendment also amended the First Amended and Restated Credit Agreement to allow KCSM to borrow up to $25 million from KCS on a fully subordinated basis.
      KCSM New Credit Agreement. On October 24, 2005, KCSM entered into a new credit agreement (the “2005 KCSM Credit Agreement”) in an aggregate amount of up to $106 million with Bank of America, N.A., BBVA Bancomer, S.A., Institución de Banca Múltiple, Grupo Financiero BBVA Bancomer, and the other lenders named in the 2005 KCSM Credit Agreement. The 2005 KCSM Credit Agreement consists of a $30 million revolving credit facility and a $76 million term loan facility and is secured by the locomotives and rail cars owned by KCSM’s subsidiary, Arrendadora. Proceeds from the credit agreement were used by KCSM to pay all amounts outstanding under the Bridge Loan Agreement dated September 15, 2005, to pay all remaining amounts outstanding under the $186.4 million First Amended and Restated Credit Agreement dated as of June 24, 2004, and for other general corporate purposes. The maturity date for the credit facility is October 28, 2008. The 2005 KCSM Credit Agreement contains covenants that restrict or prohibit certain actions by KCSM, including, but not limited to, its ability to incur debt, create or suffer to exist liens, make prepayments of particular debt, pay dividends, make investments, engage in transactions with stockholders and affiliates, issue capital stock, sell certain assets, and engage in mergers and consolidations or in sale-leaseback transactions. Except for certain circumstances, KCSM’s capital expenditures may not exceed certain amounts for any period of four consecutive fiscal quarters. In addition, KCSM must meet certain consolidated interest coverage ratios, consolidated leverage ratios, and fixed charge coverage ratios. Failure to maintain compliance with covenants would constitute a default. Other events of default include, but are not limited to, certain payment defaults, certain bankruptcy and liquidation proceedings, a change of control, and certain adverse judgments or government actions. Any event of default could trigger acceleration of the time for payment of any amounts outstanding under the 2005 KCSM Credit Agreement.

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On April 7, 2006 KCSM entered into an amendment and waiver (“Amendment and Waiver”) to the 2005 KCSM Credit Agreement. The 2005 KCSM Credit Agreement was amended to (i) exclude certain payment obligations accrued under two locomotive maintenance agreements and under a track maintenance rehabilitation agreement from the definition of Indebtedness, (ii) eliminate certain minimum and multiple borrowing thresholds for peso borrowings under the revolving credit facility and (iii) eliminate the reporting requirement to provide unaudited consolidated financial statements for the fourth fiscal quarter. The Amendment and Waiver also waived (x) certain reporting requirements, including the requirement of KCSM to provide audited consolidated financial statements 90 days after the end of the 2005 fiscal year, provided such reports are delivered by April 30, 2006 and (y) compliance with the Consolidated Leverage Ratio obligations of Section 7.1(c) of the 2005 KCSM Credit Agreement for the four quarters ending December 31, 2005 if compliance therewith was calculated without giving effect to the amendment to the definition of “Indebtedness” in the Amendment and Waiver, provided that KCSM is in compliance therewith after giving effect to the Amendment and Waiver.
      Leases and Debt Maturities. The Company and its subsidiaries lease transportation equipment, as well as office and other operating facilities under various capital and operating leases. Rental expenses under operating leases were $103.0 million and $57.7 million for the years ended December 31, 2005 and 2004, respectively. Contingent rentals and sublease rentals were not significant. Minimum annual payments and present value thereof under existing capital leases, other debt maturities, and minimum annual rental commitments under non-cancelable operating leases are as follows (dollars in millions):

		Capital Leases
						Operating Leases
	Long-	Minimum		Net
	Term	Lease	Less	Present	Total	Southern	Third
	Debt	Payments	Interest	Value	Debt	Capital	Party	Total

2006(i)	115.7	0.7	0.1	0.6	116.3	24.4	108.8	133.2
2007(ii)	539.4	0.7	0.1	0.6	540.0	18.9	100.6	119.5
2008	330.6	0.6	—	0.6	331.2	19.3	88.7	108.0
2009	200.9	0.5	—	0.5	201.4	17.2	72.0	89.2
Later years	671.5	0.2	—	0.2	671.7	126.2	339.6	465.8

Total(iii)	$1858.1	$2.7	$0.2	$2.5	$1860.6	$206.0	$709.7	$915.7

(i)	Includes current liability related to Grupo TFM acquisition.

(ii)	Includes long-term liability related to Grupo TFM acquisition.

(iii)	Includes current and long-term liability related to Grupo TFM acquisition.
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

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
liabilities. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. Valuation allowances are used to reduce deferred tax assets to the amount considered likely to be realized.
      Tax Expense. Income tax provision (benefit) consists of the following components (in millions):

	2005	2004	2003

Current
Federal	$11.2	$(12.4)	$(4.7)
State and local	(1.3)	0.1	0.3
Foreign	.3	—	—

Total current	10.2	(12.3)	(4.4)

Deferred
Federal	(17.8)	33.8	0.6
State and local	1.4	2.1	1.0
Foreign	(.9)	—	—

Total deferred	(17.3)	35.9	1.6

Total income tax provision (benefit)	$(7.1)	$23.6	$(2.8)

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in millions):

	2005	2004

		Restated
Liabilities:
Depreciation	$565.2	$463.2
Investments	16.2	7.3
Concession rights	277.5	—
Other, net	5.6	5.2

Gross deferred tax liabilities	864.5	475.7

Assets:
Loss carryovers	(491.3)	(16.5)
Book reserves not currently deductible for tax	(57.4)	(36.5)
Inventories and Provisions	(70.9)	—
Vacation accrual	(3.5)	(2.4)
Other, net	(3.9)	(4.0)

Gross deferred tax assets before valuation allowance	(627.0)	(59.4)
Valuation allowance on loss carryovers	9.5	8.8

Gross deferred tax assets	(617.5)	(50.6)

Net deferred tax liability	$247.0	$425.1

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Tax Rates. Differences between the Company’s effective income tax rates and the U.S. federal income tax statutory rates of 35% are as follows (in millions):

	2005	2004	2003

Income tax provision using the Statutory rate in effect	$26.7	$16.8	$0.2
Tax effect of:
Earnings of equity investees	.3	1.8	(4.3)
State and local income tax provision	.1	2.8	0.8
Tax Credits	(2.4)	—	—
Foreign exchange, tax rate and indexation adjustments	4.3	—	—
Write off of deferred profit sharing	10.1	—	—
VAT Settlement	(42.3)	—	—
Difference between U.S. and foreign tax rate	(3.9)	—	—
Foreign asset tax	.3	—	—
Other, net	(0.3)	2.2	0.5

Income tax provision (benefit)	$(7.1)	$23.6	$(2.8)

Effective tax rate	(9.3)%	49.1%	(600.7)%

      Other, net for 2004 includes certain adjustments of prior year provision estimates resulting in a $1.1 million increase in tax expense.
      Difference Attributable to KCSM Investment. At December 31, 2005, the Company’s book basis exceeded the tax basis of its investment in KCSM by $496.9 million. The Company has not provided a deferred income tax liability for the income taxes, if any, which might become payable on the realization of this basis difference because the Company intends to indefinitely reinvest in KCSM the financial accounting earnings which gave rise to the basis differential. Moreover, the Company has no other plans to realize this basis differential by a sale of its investment in KCSM. If the Company were to realize this basis difference in the future by a receipt of dividends or the sale of its interest in KCSM, as of December 31, 2005 the Company would incur gross federal income taxes of $173.9 million, which might be partially offset by Mexican income taxes.
      Prior to the acquisition of a controlling interest in Grupo TFM on April 1, 2005, Grupo TFM provided deferred income taxes for the difference between the financial reporting and income tax bases of its assets and liabilities. KCS recorded its proportionate share of these income taxes through its equity in Grupo TFM’s earnings. Since April 1, 2005, Grupo TFM income taxes are reflected in the consolidated results. Although KCSM has generated book profits, it has incurred tax losses due primarily to the accelerated tax amortization of the concession rights. We have recognized a deferred income tax asset for the resulting net operating loss carryforwards and may continue to recognize additional amounts in the next few years. Management anticipates that such net operating loss carryforwards will be realized given the expiration dates (through the year 2046) of the loss carryforwards, as well as the fact that we expect to generate taxable income in the future. Our tax projections take into consideration certain assumptions, some of which are under our control and others which are not. Key assumptions include inflation rates, currency fluctuations and future revenue growth. If our assumptions are not correct, we may have to recognize a valuation allowance on our deferred tax asset.
      As described in Note 3, on September 12, 2005, the Company and its subsidiaries, KCSM and Grupo TFM, along with TMM, entered into a settlement agreement with the Mexican government, resolving the controversies and disputes between the companies and the Mexican government concerning the payment of

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
a value added tax (“VAT”) refund to KCSM and the obligation (“Put”) to purchase the remaining shares of KCSM owned by the Mexican government (the “VAT/ Put Settlement”). All Mexican income taxes on the VAT were paid as part of the VAT/ Put Settlement. The Company believes, based upon opinions of outside legal counsel and other factors, that the VAT/ Put Settlement should not be taxable to KCS for U.S. income tax purposes. Such position has not been examined by the taxing authority and it is possible that this position could be challenged. The amount of such tax would be material; however the Company believes that it would have the right to indemnification under the terms of the Acquisition Agreement.
      Tax Carryovers. In the years ended December 31, 2004 and 2003, the Company generated both U.S. federal and state net operating losses. The losses are carried forward 20 years for federal and from 5 to 20 years for state.
      Both the federal and state loss carryovers are analyzed each year to determine the likelihood of realization. The U.S. federal loss carryover at December 31, 2005 is approximately $117.6 million and will expire beginning in 2023. The Company believes the Federal loss carryover will be realized.
      The state loss carryovers arise from both combined and separately filed tax filings from as early as 1991. The loss carryovers may expire as early as December 31, 2006 and as late as December 31, 2025. The state loss carryover at December 31, 2005 is $497.9 million (approximately $16.2 million of tax), of which it is expected that $291.8 million (approximately $9.5 million of tax) will expire without utilization, leaving $206.1 million (approximately $6.7 million of tax) expected to be realized. Management believes that deferred tax assets, net of the valuation allowance, will be ultimately realized.
      The Mexico federal loss carryovers at December 31, 2005 are approximately $1.5 billion (Mexican pesos of approximately 15.7 billion) and will expire as early as 2007 and as late as 2046. The Company believes the Mexican loss carryovers will be realized.
      Internal Revenue Service reviews. The IRS is currently in the process of reviewing the consolidated federal income tax returns for the years 1997 through 1999. The examination is expected to be completed during 2006 so a current income tax liability has been accrued for the anticipated outcome. In addition, other tax authorities are currently reviewing the years 2000 through 2004. The Company believes that adequate provision has been made for any adjustment (taxes and interest) that may be assessed for all open years.
      In 2004, the IRS concluded reviews of the 1990-1996 tax years. The Company received $21.6 million in tax refunds ($37.6 million including interest) from adjustments arising in those years. The Company recognized interest income in the financial statements as an increase of $10.3 million to other income, an increase in deferred taxes of $21.5 million and an increase of $6.0 million in other liabilities (primarily interest and amounts due to former affiliates) offset by an increase in current tax expense of $0.2 million. The federal statute of limitations has closed for years prior to 1997.

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Stockholders’ Equity
      Stockholders’ Equity. Information regarding the Company’s capital stock at December 31, 2005 and 2004 follows:

	Shares	Shares
	Authorized	Issued

$25 Par, 4% noncumulative, Preferred stock	840,000	649,736
$1 Par, Preferred stock	2,000,000	None
$1 Par, Series A, Preferred stock	150,000	None
$1 Par, Series B convertible, Preferred stock	1,000,000	None
$1 Par, Redeemable Cumulative Convertible Perpetual Preferred Stock Series C	400,000	400,000
$1 Par, Cumulative Convertible Perpetual Preferred Stock Series D	210,000	210,000
$.01 Par, Common stock	400,000,000	91,369,116
      Shares outstanding at December 31:

	2005	2004

$25 Par, 4% noncumulative, Preferred stock	242,170	242,170
$1 Par, Redeemable Cumulative Convertible Perpetual Preferred Stock Series C	400,000	400,000
$1 Par, Cumulative Convertible Perpetual Preferred Stock Series D	210,000	—
$.01 Par, Common stock	73,412,081	63,270,204
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
      For purposes of computing the pro forma effects of option grants under the fair value accounting method prescribed by SFAS 123, the fair value of each option grant is estimated on the date of grant using a version of the Black-Scholes option pricing model. The following assumptions were used for the various grants depending on the date of grant, nature of vesting and term of option:

	2005	2004	2003

Dividend Yield	0%	0%	0%
Expected Volatility	26% to 27%	26% to 32%	33% to 41%
Risk-free Interest Rate	3.27% to 3.71%	2.17% to 3.91%	1.68% to 2.30%
Expected Life	3 years	3-7 years	3-7 years
      For the three years ended December 31, 2005, changes in these assumptions have resulted from changes in the risk free rate due to changing market conditions and changes in expected volatility that reflect an average of the most recent three years volatility of KCS common stock.

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Summary of Company’s Stock Option Plans. A summary of the status of the Company’s stock option plans as of December 31, 2005, 2004 and 2003 and changes during the years then ended is presented below.

	2005		2004		2003

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at January 1	4,192,742	$8.62	4,612,863	$7.36	4,845,226	$6.35
Exercised	(554,869)	6.88	(894,832)	5.64	(769,782)	4.60
Canceled/ Expired	(34,680)	10.54	(115,536)	12.27	(114,582)	10.67
Granted	104,200	17.51	590,247	14.67	652,001	12.15

Outstanding at December 31	3,707,393	$9.11	4,192,742	$8.62	4,612,863	$7.36

Exercisable at December 31	3,081,063	$8.21	3,140,786	$6.93	3,807,886	$6.30
Weighted — average fair value of options granted during the period		$3.98		$3.64		$4.86
      The following table summarizes information about stock options outstanding at December 31, 2005:

	Outstanding
				Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Shares	Contractual Life	Exercise	Shares	Exercise
Range of Exercise Prices	Outstanding	(years)	Price	Exercisable	Price

$ 0 - 5	135,468	2.3	$1.98	135,468	$1.98
5 - 10	1,980,259	4.6	5.80	1,980,259	5.80
10 - 15	1,262,466	7.9	13.14	745,336	13.40
15 - 20	329,200	8.0	16.55	220,000	16.11

$ 0 - 20	3,707,393	6.9	$9.11	3,081,063	$8.21

      At December 31, 2005, shares available for future grants under the stock option plan were 2,834,705.
      Stock Purchase Plan. The Employee Stock Purchase Plan (“ESPP”), established in 1977, provides substantially all full-time employees of the Company, certain subsidiaries and certain other affiliated entities, with the right to subscribe to an aggregate of 11.4 million shares of common stock. For offerings under the Fifteenth Offering of the ESPP, the purchase price for shares were 85% of the average market price on either the exercise date or the offering date, whichever was lower, but in no event less than the par value of the shares. For offerings under the Seventeenth and Sixteenth Offerings, the purchase prices for shares was 90% of the average market price on either the exercise date or the offering date, whichever

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
was lower, but in no event less than the par value of the shares. The following table summarizes activity related to the various ESPP offerings:

	Date	Shares		Shares		Received from
	Initiated	Subscribed	Price	Issued	Date Issued	Employees*

						(In millions)
Seventeenth Offering	2005	140,867	$20.10	—	—	$—
Sixteenth Offering	2004	119,384	$15.14	109,062	2005/2006	$1.7
Fifteenth Offering	2003	242,589	$11.08-$11.28	206,123	2004/2005	$2.3

*	Represents amounts received from employees through payroll deductions for share purchases under applicable offering.
      At December 31, 2005, there were approximately 4.2 million shares available for future ESPP offerings.
      For purposes of computing the pro forma effects of employees’ purchase rights under the fair value accounting method prescribed by SFAS 123, the fair value of the offerings under the ESPP is estimated on the date of grant using a version of the Black-Scholes option pricing model. The following weighted-average assumptions were used for the Seventeenth, Sixteenth, and Fifteenth Offerings, respectively: i) dividend yield of 0.00%, 0.00% and 0.00%; ii) expected volatility of 27%, 27% and 35%; iii) risk-free interest rate of 3.41%, 2.85% and 1.26%; and iv) expected life of one year. The weighted-average fair value of purchase rights granted under the Seventeenth, Sixteenth, and Fifteenth Offerings of the ESPP were $3.98, $2.96 and $2.95, respectively.
      Restricted Stock. The Kansas City Southern 1991 Amended and Restated Stock Option and Performance Award Plan provides for the granting of restricted stock awards to officers and other designated employees. These awards are subject to forfeiture if employment terminates during the vesting period, which is generally five year cliff vesting for employees and one year for directors. For the year ended December 31, 2005 399,591 restricted shares were granted at a weighted-average fair value of $20.53 per share. The value of restricted shares is amortized to expense over the vesting period. For the year ended December 31, 2005 the Company expensed $8.2 million related to restricted stock compensation earned.
      Treasury Stock. Shares of common stock in Treasury and related activity were as follows at December 31:

	2005	2004	2003

Balance at beginning of year	10,098,912	11,193,495	12,266,101
Shares purchased	9,000,000	—	—
Shares issued to fund stock option exercises	(528,758)	(889,803)	(1,072,606)
Employee stock purchase plan shares issued	(205,928)	(197,780)	—
Restricted shares issued	(442,632)	(7,000)	—
Restricted shares forfeited	35,441	—	—

Balance at end of year	17,957,035	10,098,912	11,193,495

      Redeemable Cumulative Convertible Perpetual Preferred Stock — Series C. On May 5, 2003, the Company completed the sale of $200 million of Redeemable Cumulative Convertible Perpetual Preferred Stock (“Convertible Preferred Stock”) with a liquidation preference of $500 per share in a private offering. Dividends on the Convertible Preferred Stock are cumulative and are payable quarterly at an annual rate of 4.25% of the liquidation preference, when, as and if declared by the Company’s board of

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
directors. Accumulated unpaid dividends will accumulate dividends at the same rate as dividends accumulate on the Convertible Preferred Stock. Each share of the Convertible Preferred Stock will be convertible, under certain conditions, and subject to adjustment under certain conditions, into 33.4728 shares of the Company’s common stock. On or after May 20, 2008, the Company will have the option to redeem any or all of the Convertible Preferred Stock, subject to certain conditions. Under certain circumstances, at the option of the holders of the Convertible Preferred Stock, the Company may be required to purchase shares of the Convertible Preferred Stock from the holders. The Convertible Preferred Stock is redeemable at the option of a holder only in the event of a “fundamental change,” which is defined as “any transaction or event (whether by means of an exchange offer, liquidation, tender offer, consolidation, merger, combination, reclassification, recapitalization or otherwise) in connection with which all or substantially all of the Company’s common stock is exchanged for, converted into, acquired for or constitutes solely the right to receive common stock that is not listed on a U.S. national securities exchange or approved for quotation on the NASDAQ National Market or similar system. The practical effect of this provision is to limit the Company’s ability to eliminate a holder’s ability to convert the Convertible Preferred Stock into common shares of a publicly traded security through a merger or consolidation transaction. In no other circumstances is the Company potentially obligated to redeem the Convertible Preferred Stock for cash. Accordingly, since the Company is in a position to control whether the Company experiences a “fundamental change,” the Convertible Preferred Stock is classified as permanent equity capital.
      Cumulative Convertible Perpetual Preferred Stock — Series D. On December 9, 2005, KCS completed the sale and issuance of 210,000 shares of its 5 1/8% Series D Convertible Preferred Stock, par value $1.00 per share (the “Series D Convertible Preferred Stock”). Each share of Series D Convertible Preferred Stock is convertible, at any time, into shares of KCS common stock at a conversion rate of 33.3333 shares of KCS common stock for each share of Series D Convertible Preferred Stock subject to adjustments to the conversion rate as a result of dividends or distributions payable in shares of KCS common stock, subdivision or reclassification of shares of KCS common stock, and other events in which the KCS common stock may be diluted as provided in the Certificate of Designations of 5 1/8% Cumulative Convertible Perpetual Preferred Stock of Kansas City Southern (“Certificate of Designations”). Dividends on the Series D Convertible Preferred Stock are payable, quarterly in arrears, at the discretion of the Company in cash, in KCS common stock or any combination thereof, when, as and if declared by the KCS board of directors, at the rate of 5.125% per annum of the liquidation preference of $1,000. Dividends on the Series D Convertible Preferred Stock will be cumulative from the date of issuance. Accumulated but unpaid dividends on the Series D Convertible Preferred Stock accumulate at the annual rate of 5.125%. The Series D Convertible Preferred Stock ranks senior to the common stock and to each class or series of KCS capital stock that has terms that provide that such class or series will rank junior to the Series D Convertible Preferred Stock and includes a liquidation preference that entitles the Series D Convertible Preferred Stock holders to payment of $1,000 per share of Series D Convertible Preferred Stock plus an amount equal to all dividends (whether or not declared) accumulated and unpaid on the Series D Convertible Preferred Stock to the date of a final distribution in the event of any liquidation, dissolution or winding-up of KCS, before any payment or distribution of the KCS’s assets shall be made to or set apart for the holders of any KCS capital stock ranking junior to the Series D Convertible Preferred Stock. On or after February 20, 2011, KCS may, at its option, cause all, and not less than all, of the outstanding shares of Series D Convertible Preferred Stock to be automatically converted into shares of KCS common stock at the then prevailing conversion rate, but only if the closing sale price of the KCS common stock multiplied by the conversion rate then in effect equals or exceeds 130% of the liquidation preference for 20 trading days during any consecutive 30 trading day period, and if KCS has paid all accumulated and unpaid dividends on the dividend payment date immediately preceding the forced conversion date.

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Upon certain designated events (a “fundamental change” as defined by the Certificate of Designation), holders of the Series D Convertible Preferred Stock may, subject to legally available funds, require KCS to redeem any or all of their shares of Series D Convertible Preferred Stock at the liquidation preference, plus any accumulated and unpaid dividends to the date of redemption, which KCS may pay in either cash, in shares of KCS common stock, or any combination thereof at KCS’s option. The Series D Convertible Preferred Stock is redeemable at the option of a holder only in the event of a “fundamental change,” which is defined as “any transaction or event (whether by means of an exchange offer, liquidation, tender offer, consolidation, merger, combination, reclassification, recapitalization or otherwise) in connection with which 50% or more of the Common Stock of the Corporation is exchanged for, converted into, acquired for or constitutes solely the right to receive consideration which is not at least 90% shares of common stock that (i) are listed on, or immediately after the transaction or event will be listed on, a United States national securities exchange, or (ii) are approved, or immediately after the transaction or event will be approved, for quotation thereof in an inter-dealer quotation system of any registered United States national securities association. Prior to February 20, 2016 and within ten days of notice of a fundamental change, if the holder of the Series D Convertible Preferred Stock tenders the stock for conversion, the holder will be entitled to additional shares in the form of a “make whole payment” as specified by the agreement. Since KCS has the ability, in the event of a fundamental change, to pay the redemption price in shares of KCS common stock (which are not required to be registered shares), the Series D Convertible Preferred Stock is classified as permanent equity capital. The number of shares to be issued would be based upon the value of KCS common stock at that time. In no event will the number of shares issued on the occurrence of a fundamental change exceed 52.5 million shares.
      On December 12, 2005 the Company used substantially all of the proceeds from the Series D Convertible Preferred Stock offering to repurchase 9,000,000 shares of KCS Common Stock issued to TMM in April 2005 in connection with the acquisition of KCSM. All of the 9,000,000 shares were purchased at a price of $22.25 per share or $200.3 million. The Company does not have a formal program for the repurchase of any additional shares of our equity securities.
      Dividend Restrictions. Following completion of the preparation of the 2005 financial statements of KCS, the Company determined that its Consolidated Coverage Ratio (as defined in the indentures for KCSR’s 7 1/2% Senior Notes and 9 1/2 % Senior Notes) was less than 2.0:1. As a result, pursuant to the terms of each KCSR indenture, the Company is currently unable to pay cash dividends on its Series C Convertible Preferred Stock and dividends in cash or shares of KCS common stock on its Series D Convertible Preferred Stock (as described below) and will be unable to pay such dividends until such ratio increases to at least 2.0:1. KCS anticipates that the ratio will increase by the end of the third quarter of 2006 such that it will again be permitted to pay cash dividends to these preferred stockholders although that cannot be assured. A special meeting of the holders of record of the Convertible Preferred Stock as of March 17, 2006 (the “Series C Stockholders”), was held on March 30, 2006 to vote on a proposed amendment to the terms of the Convertible Preferred Stock to allow the payment of dividends to the Series C Stockholders to be made, at the discretion of the Company, in cash, in shares of KCS common stock or in any combination thereof. As a quorum of the Series C Stockholders was not present in person or by proxy at the special meeting, the special meeting was adjourned indefinitely. Absent approval of such an amendment, the dividends for each of the Series C Convertible Preferred Stock and the Series D Convertible Preferred Stock (collectively, the “Preferred Stock”) will accumulate until such time that the Company may resume paying cash dividends to the holders of both classes of Preferred Stock. Whenever dividends on the Preferred Stock or another class or series of stock ranking on a parity with the Preferred Stock are in arrears for six consecutive quarters (or an equivalent number of days in the aggregate) holders of the Preferred Stock will be entitled to vote for the election of two of the authorized directors at the next Annual Shareholders’ Meeting and at each subsequent Shareholders’ Meeting until such time as all accumulated dividends are paid, set aside for payment or the Preferred Stock has been redeemed.

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Stockholder Rights Plan. On September 27, 2005, the Board of Directors of the Company declared a dividend distribution of one Right for each outstanding share of the Company’s Common Stock, $0.01 par value per share to the stockholders of record as of the close of business on October 12, 2005 pursuant to a Rights Agreement (the “Rights Agreement”) with UMB Bank, n.a. replacing KCS’s previous Rights Agreement that expired on October 12, 2005. Each Right entitles the registered holder thereof to purchase from the Company 1/1000 ths of a share of Series A Preferred Stock, par value $1.00 per share, or in some circumstances, Common Stock, other securities, cash or other assets, at a price of $100 per share (both shares and price are subject to adjustment as described below).
      As of December 31, 2005, the Company had a total of 400,000,000 shares of Common Stock authorized, of which 73,412,081 shares were issued and outstanding. The Rights were attached to all Common Stock certificates representing shares then outstanding, and no separate Rights Certificates will be distributed. Subject to certain exceptions specified in the Rights Agreement, the Rights will separate from the Common Stock and a Distribution Date will occur upon the earlier of (i) ten (10) business days following a public announcement that a person or group of affiliated or associated persons has acquired beneficial ownership of fifteen percent (15%) or more of the then outstanding shares of Common Stock (or thirteen percent (13%) in the case the Independent Directors determine such Person is an “Adverse Person”) (each such person or group of affiliated or associated persons referred to herein and in the Rights Agreement as an “Acquiring Person”), or (ii) ten (10) business days following the commencement of a tender offer or exchange offer that would result in a person or group becoming an Acquiring Person. Pursuant to exceptions set forth in the Rights Agreement, TMM and certain of its affiliates and stockholders have been exempted under certain circumstances from the definition of an “Acquiring Person.”
      Until the Distribution Date, (i) the Rights will be evidenced by the Common Stock certificates and will be transferred with and only with such Common Stock certificates, (ii) new Common Stock certificates issued after the Record Date will contain a notation incorporating the Rights Agreement by reference and (iii) the surrender for transfer of any certificates for Common Stock outstanding will also constitute the transfer of the Rights associated with the Common Stock represented by such certificate. As soon as practicable after the Distribution Date, Rights Certificates will be mailed to holders of record of the Common Stock as of the close of business of the Distribution Date, and thereafter the separate Rights Certificates alone will represent the Rights. Following the Distribution Date, shares of Common Stock issued will be accompanied by Rights only in certain instances.
      The Rights are not exercisable until the Distribution Date and will expire at the close of business on October 11, 2010, unless the Rights are earlier redeemed by the Company as described below.
      In the event that a Person becomes an Acquiring Person, except pursuant to a tender or exchange offer for all outstanding shares of Common Stock that a majority of the Independent Directors determines to be adequate and otherwise in the best interests of the Company’s stockholders, taking into consideration all factors that such directors deem relevant (a “Permitted Offer”), each holder of a Right will thereafter have the right to receive, upon exercise of the Right at the then current Purchase Price, that number of shares of the Preferred Stock (or in certain circumstances, Common Stock or assets or other securities of the Company) having a market value of two times the Purchase Price. Notwithstanding the foregoing, following the occurrence of the event set forth in this paragraph, all Rights that are or were beneficially owned by any Acquiring Person or Adverse Person will be null and void.
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

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      With certain exceptions, no adjustment in the Purchase Price will be required until cumulative adjustments require an adjustment of at least one percent (1%) in such Purchase Price. No fractional shares will be issued (other than fractional shares which are integral multiples of 1/1000 ths of a share of Preferred Stock) and, in lieu thereof, an adjustment in cash will be made based on the market price of the Preferred Stock on the last Trading Date prior to the date of exercise.
      Prior to the Distribution Date, the Board may amend or supplement any provision of the Rights Agreement without the consent of the holders of the Rights. Following the Distribution Date, the Board of Directors may amend the provisions of the Rights Agreement in order to cure any ambiguity, to correct any defect or inconsistency or to make changes deemed necessary or desirable, so long as such changes do not adversely affect the interests of the holders of the Rights (excluding the interests of any Acquiring Person and its affiliates and associates). In any case, however, the Board of Directors may not amend or

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
supplement the Rights Agreement to change or supplement the Redemption Price, Final Expiration Date, the Purchase Price or the number of 1/1000 ths of a share of Preferred Stock for which a Right is exercisable.
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
      The Company and certain of its subsidiaries have established trusts to provide for the funding of corporate commitments and entitlements of officers, directors, employees and others in the event of a specified change in control of the Company or subsidiary. Assets held in such trusts at December 31, 2005 were not material. Depending upon the circumstances at the time of any such change in control, the most significant factor of which would be the highest price paid for KCS common stock by a party seeking to control the Company, funding of the Company’s trusts could be substantial.

Note 8.	Profit Sharing and Other Postretirement Benefits
      The Company maintains various plans for the benefit of its employees as described below. For the years ended December 31, 2005, 2004 and 2003, the Company expensed $1.4 million, $1.2 million and $0.9 million, respectively, related to the KCS 401(k) and Profit Sharing Plan (the “401(k) Plan”). During 2005, 2004 and 2003, the Company did not recognize any expense relative to profit sharing or the ESOP.
      401(k) and Profit Sharing Plan. The 401(k) Plan permits participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code and also allows employees to direct their profit sharing accounts into selected investments. The Company matched employee 401(k) contributions up to a maximum of 5% of compensation in 2005, 2004 and 2003. Qualified profit sharing plans are maintained for most employees not included in collective bargaining agreements. Contributions by the Company and its subsidiaries are made at the discretion of the Board of Directors of KCS in amounts not to exceed the maximum allowable for federal income tax purposes.
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

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      For the KCS Plan, during 2005, the Company revised its postretirement medical plan to exclude prescription drug coverage where it is available under Medicare Part D. As a result of this negative plan amendment, the actuarial valuation of the accumulated pension benefit obligation includes unrecognized prior service cost benefit of $2.3 million which will be amortized over the estimated remaining life of the affected participants of 9.5 years.
      The Gateway Western benefit plans are slightly different from those of the Company and other subsidiaries. Gateway Western provides contributory health, dental and life insurance benefits to these remaining employees and retirees. Based upon current regulations, the Gateway Western’s plans are actuarially equivalent to Medicare part D benefits; however, provisions within the plans contain retiree cost sharing features, which make any potential benefit to KCS from the subsidy entitlement unlikely to be material.
      The Company uses December 31 as the measurement date for its postretirement benefit obligations.

Assumptions
      Weighted-average assumptions used to determine benefit obligations were as follows for the years ended December 31:

	2005	2004

Discount rate	5.40%	5.65%
      Weighted-average assumptions used to determine the net benefit cost were as follows for the years ended December 31:

	2005	2004

Discount rate	5.65%	6.00%
Expected long-term rate of return on life insurance plan assets	6.25	6.50
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
      The assumed annual rate of increase in health care costs for Gateway Western employees and retirees under the Gateway Western plan is as follows:

	2005	2004

Health care cost trend assumed for next year	10.00%	10.00%
Ultimate trend rate	5.00	5.00
Year that rate reaches the ultimate trend rate	2010	2009

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      An increase or decrease in the assumed health care cost trend rates by one percent in 2005, 2004 and 2003 would not have a significant impact on the accumulated postretirement benefit obligation or on the aggregate of the service and interest components of the net periodic postretirement benefit cost.

Obligations, Funded Status and Components of Net Periodic Benefit Cost
      A reconciliation of the accumulated postretirement benefit obligation, change in plan assets and funded status, respectively, at December 31 follows (in millions):

	2005	2004

Accumulated postretirement benefit obligation at beginning of year	$9.1	$10.2
Benefit obligation from acquisition of Mexrail	2.0	—
Negative plan adjustment	(2.3)	—
Service cost	0.1	0.2
Interest cost	0.5	0.6
Actuarial (gain) loss	0.1	(1.0)
Benefits paid, net of retiree contributions(i)	(0.9)	(0.9)

Accumulated postretirement benefit obligation at end of year	8.6	9.1

Fair value of plan assets at beginning of year	.8	1.0
Actual return on plan assets	.1	—
Benefits paid, net of retiree contributions(i)	(0.2)	(0.2)

Fair value of plan assets at end of year	0.7	0.8
Funded status	(7.9)	(8.3)
Unrecognized prior service cost	(2.3)	(0.1)

Accrued benefit cost	$(10.2)	$(8.4)

(i)	Benefits paid for the reconciliation of accumulated postretirement benefit obligation include both medical and life insurance benefits; whereas benefits paid for the fair value of plan assets reconciliation include only life insurance benefits. Plan assets relate only to the life insurance benefits. Medical benefits are funded as obligations become due.
      Net periodic postretirement benefit cost included the following components (in millions):

	2005	2004	2003

Service cost	$0.1	$0.2	$0.3
Interest cost	0.5	0.6	0.6
Expected return on plan assets	—	—	(0.1)

Net periodic postretirement benefit cost	$0.6	$0.8	$0.8

      The net periodic postretirement benefit costs outlined above do not include a component for the amortization of actuarial gains or losses as the Company has consistently recognized these gains and losses immediately. Actuarial (gains) losses recognized by the Company were $0.1 million, ($1.0) million and $0.2 million for 2005, 2004 and 2003, respectively. The amortization of unrecognized prior service cost was not material for the years ended December 31, 2005, 2004 and 2003, respectively.

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Flows
      During 2006, the Company expects to contribute approximately $0.8 million to its other post retirement benefit plans in the form of benefit payments.
      The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in millions):

Expected Future
Years	Benefits Payments

2006	$0.8
2007	0.7
2008	0.7
2009	0.7
2010	0.7
2011 — 2015	$4.0

Multi-employer Plan
      Under collective bargaining agreements, KCSR participates in a multi-employer benefit plan, which provides certain post-retirement health care and life insurance benefits to eligible union employees and certain retirees. Premiums under this plan are expensed as incurred and were $2.6 million, $1.9 million and $1.7 million for 2005, 2004 and 2003, respectively. Based on existing rates, premium amounts are not expected to change substantially in 2006 compared to 2005.

Note 9.	Commitments and Contingencies
      Litigation. The Company is a party to various legal proceedings and administrative actions, all of which are of an ordinary, routine nature and incidental to its operations. Included in these proceedings are various tort claims brought by current and former employees for job related injuries and by third parties for injuries related to railroad operations. We aggressively defend these matters and have established liability reserves which management believes are adequate to cover expected costs. Although it is not possible to predict the outcome of any legal proceeding, in the opinion of the Company’s management, other than those proceedings described in detail below, such proceedings and actions should not, individually, or in the aggregate, have a material adverse effect on the Company’s financial condition.
      Reinsurance Litigation. The Company has established its personal injury and casualty reserves based on an assumption that it and its other insured or reinsured subsidiaries would have the benefit of insurance under existing policies. Several reinsurers of the Company’s captive insurer have filed a declaratory judgment action in federal court in Vermont seeking a declaration that, based on a claimed lack of notice, they have no obligation to provide coverage for a set of lawsuits currently pending against a subsidiary of the Company. The Company’s captive insurer has answered and filed a counterclaim to establish its right to coverage. The Company presently believes that it has a strong basis to establish that notice was properly delivered and that it has a right to coverage. In the event the Company is unsuccessful in the litigation with the reinsurance carriers and the damages in the underlying litigation exceed the self insured retention, the Company would not have reinsurance to cover such excess. While the Company is not presently able to reliably estimate such amounts, those additional amounts could be material. In the event the Company is unsuccessful in the reinsurance litigation, the Company believes it would have a strong claim against third parties responsible for providing notice to the reinsurers for any damages caused by the loss of the insurance coverage. The accompanying financial statements do not include any accruals related to the possible lack of insurance coverage from the reinsurers.

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Environmental Liabilities. The Company’s operations are subject to extensive federal, state and local environmental laws and regulations. The major environmental laws, to which the Company is subject, include, among others, the Federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA,” also known as the Superfund law), the Toxic Substances Control Act, the Federal Water Pollution Control Act, and the Hazardous Materials Transportation Act. CERCLA can impose joint and several liabilities for cleanup and investigation costs, without regard to fault or legality of the original conduct, on current and predecessor owners and operators of a site, as well as those who generate, or arrange for the disposal of, hazardous substances. The Company does not foresee that compliance with the requirements imposed by the environmental legislation will impair its competitive capability or result in any material additional capital expenditures, operating or maintenance costs.
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

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Casualty Claim Reserves. The Company’s casualty and liability reserve for its U.S. business segment is based on a study by an independent third party actuarial firm performed on an undiscounted basis. The reserve is based on claims filed and an estimate of claims incurred but not yet reported. While the ultimate amount of claims incurred is dependent on various factors, it is management’s opinion that the recorded liability is a reasonable estimate of aggregate future claims. Adjustments to the liability are reflected as operating expenses in the period in which the adjustments are known. Casualty claims in excess of self-insurance levels are insured up to certain coverage amounts, depending on the type of claim and year of occurrence. The activity in the reserve for the years ended December 31, 2005 and 2004 is as follows (in millions):

	2005	2004

Balance as of January 1	$52.8	$49.5
Liability acquired in connection with Mexrail Acquisition	13.9	—
Additions to reserves (including impacts of recent actuarial study)	57.6	17.4
Payments	(20.4)	(14.1)

Balances as of December 31	$103.9	$52.8

      During the third quarter, the Company initiated a new comprehensive actuarial study of all of its casualty reserves. Based on that study, the reserves for FELA, third-party, and occupational illness claims were increased, resulting in a charge to third quarter operating income of $37.8 million. The charge reflects the impact of higher settlements for major FELA and third-party claims and significant increases in the frequency of these claims in 2004 and 2005. In addition, the charge includes reserves for occupational illness including asbestos-related claims that were established on an actuarial basis for the first time.
      Reserves for occupational illness claims were previously established through an assessment made on a case-by-case basis, and a liability was established when management determined that it was probable and reasonably estimable. No provision was made for occupational illness claims that may have been incurred but not yet reported, since the Company believed the low end of the range of reasonably possible loss was not material. During 2005 the Company experienced a marked increase in the number of such claims. Accordingly, the Company requested and obtained an actuarial study of these potential unasserted claims for the first time. The study indicated that existing reserves should be increased by $7.5 million.
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
      Disputes Relating to Payments for the use of Trackage and Haulage Rights and Interline Services. KCSM and Ferrocarril Mexicano, S.A. de C.V. (“Ferromex”) both initiated administrative proceedings seeking a determination by the Secretaria de Communicaciones y Transportes (“Secretariat of Communications and Transports” or “SCT”) of the rates that we should pay each other in connection with the use of trackage and haulage rights and interline and terminal services. The SCT, on March 13, 2002, issued a ruling setting the rates for trackage and haulage rights. On August 5, 2002, the SCT issued a ruling setting the rates for interline and terminal services. KCSM and Ferromex appealed both rulings and, following trial and appellate court decisions, the Mexican Supreme Court on February 24, 2006, in a

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ruling from the bench, sustained KCSM’s appeal of the SCT’s trackage and haulage rights ruling, vacating the ruling and ordering the SCT to issue a new ruling consistent with the Court’s opinion. KCSM has not yet received the written opinion of the Mexican Supreme Court relating to the decision announced on February 24, 2006 decision, nor has the Mexican Supreme Court decided the interline and terminal services appeal. We believe that even if the rates set in 2002 become effective, there will be no material adverse effect on our results of operations.
      Disputes Relating to the Exercise of Trackage Rights. KCSM and Ferromex are also parties to various civil cases involving disputes over the application and proper interpretation of the mandatory trackage rights, none of which we believe to be material individually or in the aggregate.
      Disputes Relating to the Scope of the Mandatory Trackage Rights. In August 2002, the SCT issued rulings determining Ferromex’s trackage rights in Monterrey and KCSM’s trackage rights in Altamira. KCSM and Ferromex both appealed the SCT’s rulings. At the administrative federal court level, KCSM obtained favorable rulings in both cases. Ferromex appealed these rulings. In connection with the Altamira proceedings, on August 10, 2005, an appellate court granted Ferromex’s appeal and ordered the Administrative Federal Court determined to vacate its prior resolution and issue a new resolution declaring as null and void the SCT’s determination that KCSM’s trackage rights should include access to the Port of Altamira. In connection with the Monterrey proceedings, the case was remanded to the Administrative Federal Court with the instructions to consider additional arguments before issuing its ruling. KCSM is still awaiting that ruling.
      Track maintenance and rehabilitation agreement. In May 2000, KCSM entered into a track maintenance and rehabilitation agreement with a Mexican subsidiary of Alstom. The agreement expires in 2012. Under this agreement, the contractor performed a major rehabilitation of the line and provides routine maintenance between Celaya and Lázaro Cárdenas, approximately 350 miles. Maintenance and rehabilitation expense amounted to $3.4 million in 2005.
      Panama Canal Railway Company. Under certain limited conditions, the Company is a guarantor for up to $5.6 million of cash deficiencies associated with the operations of PCRC. In addition, the Company is a guarantor for up to $3.0 million of equipment loans. Further, if the Company or its partner terminates the concession contract without the consent of IFC, the Company is a guarantor for up to 50% of the outstanding senior loans. See Note 3.
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

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fuel Derivative Transactions
      At December 31, 2005, the Company was not a party to any fuel swap agreements. Fuel hedging transactions, including fuel swaps as well as forward purchase commitments, resulted in a decrease in fuel expense of $2.4 million, $3.0 million, and $1.1 million in 2005, 2004 and 2003, respectively. Subsequent to December 31, 2005 KCS entered into fuel swap agreements for 3.2 million gallons.
      Foreign exchange contracts. The purpose of KCSM’s foreign exchange contracts is to limit the risks arising from exchange rate fluctuations in its Mexican peso-denominated monetary assets and liabilities. The nature and quantity of any hedging transactions will be determined by management based upon net asset exposure and market conditions.
      As of December 31, 2005, KCSM had two Mexican peso call options outstanding in the notional amount of $1.2 million and $1.7 million, respectively, based on the average exchange rate of 13.00 pesos per dollar and 12.50 pesos per dollar. These options expire on September 6 and May 30, 2006, respectively. The premiums paid were $16 and $34, respectively, and were expensed since these contracts did not qualify for hedge accounting. As of December 31, 2005, KCSM did not have any outstanding forward contracts.
      Foreign currency balances. At December 31, 2005 and 2004, KCSM had monetary assets and liabilities denominated in Mexican pesos of Ps1,088 million and Ps549 million and of Ps1,057 million and Ps290 million, respectively. At December 31, 2005 and 2004, the exchange rate was 11.14 pesos per dollar and 10.73 pesos per dollar, respectively.

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
      During 2002, in conjunction with the refinancing of its debt, Southern Capital terminated these interest rate swap transactions. As a result, Southern Capital is amortizing the balance of accumulated other comprehensive income (loss) into interest expense over the former remaining life of the interest rate swap transactions. The Company is recording the impact of this charge through a related reduction in equity earnings from Southern Capital and is amortizing the related accumulated other comprehensive income (loss) balance to its investment in Southern Capital. During the years ended December 31, 2005, 2004 and 2003, the Company recorded related amortization of $0.5 million, $0.5 million and $1.2 million, respectively.

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Quarterly Financial Data (Unaudited)

	2005

	Fourth	Third	Second	First
	Quarter(ii)	Quarter	Quarter	Quarter

	(In millions, except per share amounts)
Revenues	$388.1	$384.6	$381.1	$198.2
Operating expenses	307.9	346.0	349.0	159.1
Depreciation and amortization	32.5	40.5	40.4	14.3

Operating income	47.7	(1.9)	(8.3)	24.8
Equity in net earnings (losses) of unconsolidated affiliates KCSM	—	—	—	(1.0)
Other	2.1	1.3	1.5	(1.0)
Interest expense	(42.8)	(39.5)	(38.7)	(12.4)
Debt retirement costs	(.5)	—	(3.9)	—
Foreign exchange gain	.7	(1.5)	4.3	—
VAT/ Put settlement gain, net	—	131.9	—	—
Other income	3.5	2.7	3.8	3.3

Income (loss) before income taxes	10.7	92.9	(41.3)	13.7
Income tax provision	5.5	(19.8)	1.6	5.6
Minority interest	—	—	17.8	—

Net income	$5.2	$112.7	$(25.1)	$8.1

Per Share Data
Total basic earnings (loss) per common share	$0.03	$1.35	$(0.33)	$0.09

Total diluted earnings (loss) per common share	$0.03	$1.14	$(0.33)	$0.09

Dividends per share: $25 par preferred stock	$0.25	$0.25	$0.25	$0.25
Dividends per share: $1 Par Convertible Preferred Stock Series C(i)	$5.31	$5.31	$5.31	$5.31
Dividends per share: $1 Par Convertible Preferred Stock Series D	$—	$—	$—	$—
Stock Price Ranges:
$25 Par Preferred — High	$23.50	$23.50	$23.50	$24.00
— Low	$22.00	$22.60	$22.00	$21.45
Common — High	$25.71	$23.44	$21.00	$20.34
— Low	$20.55	$19.47	$18.45	$16.05

(i)	The accumulation of 2005’s four quarters of dividends on the $1 Par Convertible Preferred Stock Series C does not total the annual amount of $21.25 for the year ended December 31, 2005 due to rounding.

(ii)	The fourth quarter 2005 results include the following significant adjustments which could affect comparability.
      As described in Note 2, in the fourth quarter of 2005, TFM completed its depreciation study which resulted in a pretax adjustment to depreciation expense of $5.5 million which relates to the second and third quarters of 2005.

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As described in Note 4, KCS finalized its calculation of overhead to be allocated to construction projects. As result, the fourth quarter includes an adjustment of approximately $3.0 million reduction in operating expenses to finalize the overhead allocation.

	2004

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Revenues	$174.6	$163.2	$153.9	$147.8
Operating expenses	133.0	130.6	121.3	117.6
Depreciation and amortization	14.2	13.4	13.1	12.8

Operating income (loss)	27.4	19.2	19.5	17.4
Equity in net earnings (losses) of unconsolidated affiliates KCSM	(8.5)	1.9	2.9	1.3
Other	(1.7)	(0.8)	0.3	0.1
Interest expense	(11.4)	(11.3)	(10.9)	(10.8)
Debt retirement costs	—	—	—	(4.2)
Other income	5.8	8.6	1.7	1.5

Income (loss) before income taxes	11.6	17.6	13.5	5.3
Income tax provision (benefit)	10.9	6.5	4.3	1.9

Net income	$0.7	$11.1	$9.2	$3.4

Per Share Data(i)
Total basic earnings (loss) per common share	$(0.02)	$0.14	$0.11	$0.02

Total diluted earnings (loss) per common share	$(0.02)	$0.14	$0.11	$0.02

Dividends per share: $25 par preferred stock	$0.25	$0.25	$0.25	$0.25
Dividends per share: $1 Par Convertible Preferred Stock — Series C	$5.31	$5.31	$5.31	$5.31
Stock Price Ranges:
$25 Par Preferred — High	$21.75	$21.35	$21.30	$21.50
— Low	$20.50	$19.95	$19.52	$19.45
Common — High	$18.08	$15.53	$15.53	$15.35
— Low	$15.22	$13.27	$12.60	$13.39

(i)	The accumulation of 2004’s four quarters of dividends on the $1 Par Convertible Preferred Stock Series C does not total the annual amount of $21.25 for the year ended December 31, 2004 due to rounding.

Note 12.	Condensed Consolidating Financial Information
      As discussed in Note 5, KCSR has outstanding $200 million of 9 1/2% Notes due 2008 and $200 million of 7 1/2 % Notes due 2009. Both of these note issues are unsecured obligations of KCSR, however, they are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by KCS and certain of its domestic subsidiaries (all of which are wholly-owned) within the KCS consolidated group. For each of these note issues, KCSR registered exchange notes with the SEC that have substantially identical terms and associated guarantees and all of the initial senior notes for each issue have been exchanged for $200 million of registered exchange notes for each respective note issue.

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and affiliates whose securities collateralize an issue registered or being registered.” This condensed information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with U.S. GAAP.
Condensed Consolidating Statements of Income

	December 31, 2005

				Non-
			Guarantor	Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

	(Dollars in millions)
Revenues	$—	$725.9	$21.9	$637.1	$(32.9)	$1,352.0
Operating expenses	19.1	650.7	22.9	629.9	(32.9)	1,289.7

Operating income (loss)	(19.1)	75.2	(1.0)	7.2	—	62.3
Equity in net earnings (losses) of unconsolidated affiliates and subsidiaries	127.1	1.6	—	(4.1)	(121.7)	2.9
Interest expense	(5.7)	(58.5)	2.4	(73.3)	1.6	(133.5)
Debt retirement costs	—	—	—	(4.4)	—	(4.4)
Foreign exchange gains	—	—	—	3.5	—	3.5
VAT/ Put settlement gain, net	(9.0)	—	—	140.9	—	131.9
Other income	2.2	6.3	.1	6.3	(1.6)	13.3

Income (loss) before income taxes	95.5	24.6	1.5	76.1	(121.7)	76.0
Income tax provision (benefit)	(5.4)	1.7	.2	(3.6)	—	(7.1)
Minority Interest	—	—	—	17.8	—	17.8

Net income	$100.9	$22.9	$1.3	$97.5	$(121.7)	$100.9

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2004

				Non-
			Guarantor	Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

	(Dollars in millions)
Revenues	$—	$635.2	$20.5	$14.1	$(30.3)	$639.5
Operating expenses	14.7	529.0	19.1	23.5	(30.3)	556.0

Operating income (loss)	(14.7)	106.2	1.4	(9.4)	—	83.5
Equity in net earnings (losses) of unconsolidated affiliates and subsidiaries	35.1	(0.8)	—	(3.9)	(34.9)	(4.5)
Interest expense	(0.8)	(43.6)	(0.4)	—	0.4	(44.4)
Other income	0.3	16.3	—	1.4	(0.4)	17.6
Debt retirement costs	—	(4.2)	—	—	—	(4.2)

Income (loss) before income taxes	19.9	73.9	1.0	(11.9)	(34.9)	48.0
Income tax provision (benefit)	(4.5)	31.0	0.4	(3.3)	—	23.6

Net income	$24.4	$42.9	$0.6	$(8.6)	$(34.9)	$24.4

	December 31, 2003

				Non-
			Guarantor	Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

	(Dollars in millions)
Revenues	$—	$575.0	$21.5	$15.4	$(30.6)	$581.3
Operating expenses	13.5	517.7	20.9	30.7	(30.6)	552.2

Operating income (loss)	(13.5)	57.3	0.6	(15.3)	—	29.1
Equity in net earnings (losses) of unconsolidated affiliates and subsidiaries	12.5	11.7	—	11.1	(24.3)	11.0
Interest expense	(0.6)	(45.8)	(0.5)	—	0.5	(46.4)
Other income	0.1	5.9	0.1	1.2	(0.5)	6.8

Income (loss) before income taxes	(1.5)	29.1	0.2	(3.0)	(24.3)	.5
Income tax provision (benefit)	(4.8)	7.2	0.1	(5.3)	—	(2.8)

Income before cumulative effect of accounting change	3.3	21.9	0.1	2.3	(24.3)	3.3
Cumulative effect of accounting change, net of tax	8.9	8.9	—	—	(8.9)	8.9

Net income	$12.2	$30.8	$0.1	$2.3	$(33.2)	$12.2

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Balance Sheets

	As of December 31, 2005

				Non-
			Guarantor	Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

	(Dollars in millions)
ASSETS
Current assets	$2.4	$476.1	$20.3	$233.3	$(265.3)	$466.8
Investments held for operating purposes and investments in subsidiaries	1,715.4	435.8	—	464.2	(2,555.1)	60.3
Properties, net	0.1	1,301.5	239.3	724.9	—	2,265.8
Concession rights	—	—	—	1,360.4	—	1,360.4
Other assets	10.9	52.1	5.3	218.0	(16.0)	270.3

Total assets	$1,728.8	$2,265.5	$264.9	$3,000.8	$(2,836.4)	$4,423.6

LIABILITIES AND EQUITY
Current liabilities	$202.2	$141.0	$240.2	$257.8	$(267.5)	$573.7
Long-term debt	0.2	738.1	0.6	925.0	—	1,663.9
Payable to affiliates	17.7	—	0.7	26.6	(45.0)	—
Deferred income taxes	(3.5)	424.6	(0.5)	4.5	(15.9)	409.2
Other liabilities	86.0	110.5	14.6	139.5	—	350.6
Stockholders’ equity	1,426.2	851.3	9.3	1,647.4	(2,508.0)	1,426.2

Total liabilities and equity	$1,728.8	$2,265.5	$264.9	$3,000.8	$(2,836.4)	$4,423.6

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31, 2004

				Non-
			Guarantor	Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

	(Dollars in millions)
ASSETS
Current assets	$13.7	$231.9	$12.5	$13.2	$(17.7)	$253.6
Investments held for operating purposes and investments in subsidiaries	870.6	436.5	—	420.1	(1,242.3)	484.9
Properties, net	0.2	1,420.0	3.8	—	—	1424.0
Restricted escrow account for KCSM acquisition	200.0	—	—	—	—	200.0
Goodwill and other assets	51.9	26.2	1.7	11.0	(12.7)	78.1

Total assets	$1,136.4	$2,114.6	$18.0	$444.3	$(1,272.7)	$2,440.6

LIABILITIES AND EQUITY
Current liabilities	$79.0	$143.1	$1.8	$39.6	$(17.7)	$245.8
Long-term debt	0.2	654.9	0.7	—	—	655.8
Payable to affiliates	17.1	—	0.7	—	(17.8)	—
Deferred income taxes, as restated	19.7	430.3	0.2	1.4	(12.7)	438.9
Other liabilities	3.9	57.8	6.5	15.4	—	83.6
Stockholders’ equity, as restated	1,016.5	828.5	8.1	387.9	(1,224.5)	1,016.5

Total liabilities and equity	$1,136.4	$2,114.6	$18.0	$444.3	$(1,272.7)	$2,440.6

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statements of Cash Flows

	December 31, 2005

				Non-
			Guarantor	Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

	(Dollars in millions)
Net cash flows provided by (used for) operating activities:
Excluding intercompany activity	$(1.1)	$107.4	$11.3	$61.2	$—	$178.8
Intercompany activity	17.3	(14.9)	(8.9)	6.5	—	—

Net cash flows provided by (used for) operating activities:	$16.2	$92.5	$2.4	$67.7	$—	$178.8
Investing activities:
Property acquisitions	—	(170.9)	(3.5)	(101.3)	—	(275.7)
Proceeds from disposal of property	—	5.7	—	0.6	—	6.3
Proceeds from sale of investments, net	—	(8.0)	—	—	—	(8.0)
Investments in and loans to affiliates	(9.9)	(16.3)	—	8.0	7.7	(10.5)
Acquisition Costs	(10.1)	—	—	—	—	(10.1)
Consolidation of Mexrail	—	—	—	3.0	—	3.0
Consolidation of TFM	—	—	—	5.5	—	5.5
Repayment of loans to affiliates	—	10.1	—	4.2	(14.3)	—
Other, net	—	—	—	—	—	—

Net	(20.0)	(179.4)	(3.5)	(80.0)	(6.6)	(289.5)

Financing activities:
Proceeds from issuance of long-term debt	—	20.3	—	624.4	—	644.7
Repayment of long-term debt	(1.0)	62.7	—	(583.2)	—	(521.5)
Capital contribution	—	—	—	5.5	(5.5)	—
Proceeds of loans from affiliates	5.2	—	—	—	(5.2)	—
Repayment of loans from affiliates	(6.7)	—	—	(10.6)	17.3	—
Issuance of preferred stock, net	—	—	—	—	—	—
Debt issuance costs	—	(2.9)	—	(13.6)	—	(16.5)
Proceeds from stock plans	1.7	—	—	—	—	1.7
Repurchase of common stock	(200.4)	—	—	—	—	(200.4)
Net proceeds from issuance of preferred stock	203.9	—	—	—	—	203.9
Cash dividends paid	(8.7)	—	—	—	—	(8.7)

Net	(6.0)	80.1	—	22.5	6.6	103.2

Cash and cash equivalents:
Net increase (decrease)	(9.8)	(6.8)	(1.1)	10.2	—	(7.5)
At beginning of period	10.5	27.5	0.2	.4	—	38.6

At end of period	$0.7	$20.7	$(0.9)	$10.6	$—	$31.1

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2003

				Non-
			Guarantor	Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

	(Dollars in millions)
Net cash flows provided by (used for) operating activities:	$(130.9)	$209.2	$(10.4)	$—	$0.1	$68.0

Investing activities:
Property acquisitions	—	(83.6)	(0.4)	—	—	(84.0)
Proceeds from disposal of property	—	15.0	—	—	—	15.0
Investments in and loans to affiliates	(41.8)	(6.1)	—	(28.6)	36.1	(40.4)
Proceeds from sale of investments	32.7	—	—	—	—	32.7
Repayment of loans to affiliates	—	—	—	20.7	(20.7)	—
Other, net	(9.3)	—	—	—	—	(9.3)

Net	(18.4)	(74.7)	(0.4)	(7.9)	15.4	(86.0)

Financing activities:
Proceeds from issuance of long-term debt	—	—	—	—	—	—
Repayment of long-term debt	—	(58.2)	(1.0)	—	—	(59.2)
Proceeds of loans from affiliates	27.4	—	—	—	(27.4)	—
Repayment of loans from affiliates	(20.7)	—	—	—	20.7	—
Issuance of preferred stock, net	193.0	—	—	—	—	193.0
Proceeds from stock plans	5.1	0.2	—	—	—	5.3
Cash dividends paid	(4.7)	—	—	—	—	(4.7)
Other, net	—	—	—	8.8	(8.8)	—

Net	200.1	(58.0)	(1.0)	8.8	(15.5)	134.4

Cash and cash equivalents:
Net increase (decrease)	50.8	76.5	(11.8)	0.9	—	116.4
At beginning of period	(10.8)	17.5	11.8	0.5	—	19.0

At end of period	$40.0	$94.0	$—	$1.4	$—	$135.4

Note 13.	Restatement of Prior Periods
      During the preparation of its year-end financial reports for 2005 certain errors were identified in the calculation of the Company’s deferred income tax balances which arose in the years prior to 2003. The Company has determined that its deferred tax liability balance at December 31, 2002 and subsequent dates was understated by approximately $8 million. The Company has also determined that the errors had no material impact on earnings as reported in the annual periods ended December 31, 2003, 2004 and 2005. Accordingly, the consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2005 include an adjustment to previously presented consolidated balance sheets to reflect reductions of retained earnings at December 31, 2002 and subsequent periods of approximately $8.0 million, with corresponding increases in deferred income taxes payable. The

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
restatement did not affect net cash provided by operations, net cash used in investing activities or net cash provided by financing activities.

	December 31, 2004 As	December 31, 2004 As
	Previously Reported	Restated

Deferred Taxes	$430.9	$438.9
Retained earnings	861.9	853.9

Note 14.	Segment Reporting
      The accompanying segment reporting information has been prepared and presented pursuant to Statement of Financial Accounting Standards no. 131, “Disclosures about Segments of an Enterprise and Related Information.” Operating units that are reported as segments include the U.S. and Mexico segments. Appropriate eliminations of revenue and reclassifications of operating revenues and expenses have been recorded in deriving consolidated data. The U.S. segment consists primarily of KCSR and Tex-Mex. The Mexico segment consists of Grupo TFM, KCSM and Arrendadora TFM S.A. de C.V. (“Arrendadora”). Each of these segments is supported by separate executive management, operates and serves different geographical regions, and are subject to different customs, laws, and tax regulations.

	US	Mexico	Elimination	Consolidated

Revenue	$804.4	$547.6	$—	$1,352.0
Operating expenses:
Compensation and benefits	244.8	95.6	—	340.4
Purchased services	84.6	108.7	1.8	195.1
Fuel	123.8	83.1	—	206.9
Equipment costs	68.9	80.9	—	149.8
Depreciation and amortization	60.0	67.7	—	127.7
Casualties and insurance	88.7	14.7	—	103.4
KCSM employees’ statutory profit sharing	—	41.2	—	41.2
Other	88.5	38.5	(1.8)	125.2

Total operating expenses	759.3	530.4	—	1,289.7

Operating income	45.1	17.2	—	62.3

Total Assets	3,271.2	2,418.3	(1,265.9)	4,423.6
Total Liabilities	1,849.4	1,215.5	(67.5)	2,997.4
Capital Expenditures	$203.7	$72.0	$—	$275.7

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      There were no disagreements with accountants on accounting and financial disclosure matters.

Item 9A.	Controls and Procedures
      (a) Disclosure Controls and Procedures
      The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the fiscal year for which this annual report on Form 10-K is filed. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure due to the material weakness described in “Management’s Report on Internal Control Over Financial Reporting” in Item 8 of this Form 10-K.
      (b) Changes in Internal Control over Financial Reporting
      KCS management considers the acquisition of Grupo TFM and KCSM on April 1, 2005 to be material to the results of operations, financial position and cash flows from the date of acquisition through December 31, 2005 and considers the internal controls and procedures of Grupo TFM and KCSM to have a material affect on the Company’s internal control over financial reporting. Management is currently executing post merger integration plans which include converting accounting information systems and ongoing internal control evaluation. KCS intends to extend its Sarbanes-Oxley Act Section 404 compliance program to include Grupo TFM and KCSM with an effective date no later than December 31, 2006.
      Except as set forth above, there have not been any changes in the Company’s internal control over financial reporting that occurred during our last fiscal quarter (our fourth quarter in the case of an annual report) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
      (c) Internal Control over Financial Reporting
      The report of management on the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) is included as “Management’s Report on Internal Control Over Financial Reporting” in Item 8. During its closing process for the 2005 fiscal year, the Company concluded that a reduction of approximately $8 million in the amount of its retained earnings account was necessary to correct an error in the amounts recorded for deferred income taxes payable in the year ended December 31, 2002. The Company has determined that its deferred tax liability was understated by approximately $8 million and that its retained earnings were overstated by that amount as of December 31, 2002. Additionally, a material misstatement was identified in the income tax provision in the 2005 consolidated financial statements that was corrected prior to the issuance of such financial statements.
      As stated in “Management’s Report on Internal Control Over Financial Reporting” in Item 8 of this Form 10-K, the Company’s management has concluded that there is a material weakness in the Company’s existing internal control over financial reporting.
      The Company’s tax department, in conjunction with the Company’s management and Audit Committee, has developed a plan of remedial action to improve the internal controls with respect to the analysis of the deferred tax asset and liability balances to discover and correct such errors in the future. The remedial action includes (i) the timely preparation of rollforwards of fixed asset balances from book cost to tax basis to produce tax basis fixed asset amounts that are appropriately reconciled to tax provisions and tax returns, (ii) increased tax department staffing and financial management oversight to ensure an adequate level of review of the deferred tax balances, (iii) conversion of a spreadsheet based tax fixed asset system to the Company’s enterprise account system used to maintain the financial books of the Company, and (iv) additional training of the tax department staff in the use of the accounting tools.

Item 9B.	Other Information
      None.
Part III
      The Company has incorporated by reference certain responses to the Items of this Part III pursuant to Rule 12b-23 under the Exchange Act and General Instruction G(3) to Form 10-K. The Company’s definitive proxy statement for the annual meeting of stockholders scheduled for May 4, 2006 (“Proxy Statement”) will be filed no later than 120 days after December 31, 2005.

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
      (c) Compliance with Section 16(a) of the Exchange Act
      The information set forth in response to Item 405 of Regulation S-K under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Definitive Proxy Statement is incorporated herein by reference in partial response to this Item 10.
      (d) Code of Ethics
      The Company has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to directors, officers (including, among others, the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) and employees. The Company has posted its Code of Ethics on its Internet website at www.kcsi.com. The Company will also post on this Internet website any amendments to, or waivers from, a provision of its Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions as required by applicable rules and regulations. The Code of Ethics is available, in print, free of charge, upon request. Written requests may be made to the Corporate Secretary of KCS, P.O. Box 219335, Kansas City, Missouri 64121-9335
      (e) Annual Certification to the New York Stock Exchange
      KCS’s common stock is listed on the New York Stock Exchange (“NYSE”). As a result, KCS’s Chief Executive Officer is required to make annually, and he has made on June 2, 2005, a CEO’s Annual Certification to the New York Stock Exchange in accordance with Section 303A.12 of the NYSE Listed Company Manual stating that he was not aware of any violations by KCS of the NYSE corporate governance listing standards.

Item 11.	Executive Compensation
      The information set forth in response to Item 402 of Regulation S-K under “Management Compensation” and “The Board of Directors — Compensation of Directors” in the Company’s Definitive Proxy Statement, (other than the Compensation and Organization Committee Report on Executive Compensation and the Stock Performance Graph), is incorporated herein by reference in response to this Item 11.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information set forth in response to Item 403 of Regulation S-K under the heading “Principal Stockholders and Stock Owned Beneficially by Directors and Certain Executive Officers” in the Company’s Definitive Proxy Statement is incorporated herein by reference in partial response to this Item 12.
Equity Compensation Plan Information
      The following table provides information as of December 31, 2005 about our common stock that may be issued upon the exercise of options, warrants and rights, as well as shares remaining available for future issuance under our existing equity compensation plans.

		Weighted-	Number of Securities
		Average Exercise	Remaining Available for
		Price of	Future Issuance Under
	Number of Securities to be	Outstanding	Equity Compensation
	Issued Upon Exercise of	Options,	Plans (Excluding
	Outstanding Options,	Warrants and	Securities Reflected in
	Warrants and Rights	Rights	Column (a)(1)
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	3,707,393	$9.11	7,012,821
Equity compensation plans not approved by security holders	0	0	0

Total	3,707,393	$9.11	7,012,821

(1)	Includes 4,178,116 shares available for issuance under the Employee Stock Purchase Plan. In addition, includes 2,834,705 shares available for issuance under the 1991 Plan as awards in the form of Restricted Shares, Bonus Shares, Performance Units or Performance Shares or issued upon the exercise of Options (including ISOs), stock appreciation rights or limited stock appreciation rights awarded under the 1991 Plan.
      The Company has no knowledge of any arrangement the operation of which may at a subsequent date result in a change of control of the Company.

Item 13.	Certain Relationships and Related Transactions
      The information set forth in response to Item 404 of Regulation S-K under the heading “Compensation Committee Interlocks and Insider Participation; Certain Relationships and Related Transactions” in the Company’s Definitive Proxy Statement is incorporated herein by reference in response to this Item 13.

Item 14.	Principal Accountant Fees and Services
      Information concerning principal accounting fees and services under the heading “Audit Matters — Principal Accounting Firm Fees” and “The Board of Directors — The Audit Committee” in the Company’s Definitive Proxy Statement is hereby incorporated by reference in response to this Item 14.

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
      (3) List of Exhibits
      (a) Exhibits
      The Company has attached or incorporated by reference herein certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act.
      (2) Plan of acquisition, reorganization, arrangement, liquidation or succession

2.1	Amended and Restated Acquisition Agreement, dated as of December 15, 2004, by and among KCS, KARA Sub, Inc., KCS Investment I, Ltd., KCS Acquisition Subsidiary, Inc., Caymex Transportation, Inc., Grupo TMM, S.A., TMM Holdings, S.A. de C.V., TMM Multimodal, S.A. de C.V. and Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. (the “Amended Acquisition Agreement”), filed as Exhibit 10.1 to KCS’s Current Report on Form 8-K filed on December 21, 2004 (File No. 1-4717), is incorporated herein by reference as Exhibit 2.1.
2.2	Stockholders’ Agreement by and among KCS, Grupo TMM, S.A., TMM Holdings, S.A. de C.V., TMM Multimodal, S.A. de C.V. and certain stockholders of Grupo TMM, S.A (the “Stockholders’ Agreement”), filed as Exhibit 10.3 to KCS’s Current Report on Form 8-K filed on December 21, 2004 (File No. 1-4717), is incorporated herein by reference as Exhibit 2.2.
2.3	Registration Rights Agreement by and among KCS, Grupo TMM, S.A., TMM Multimodal, S.A. de C.V. and certain stockholders of Grupo TMM, S.A. (the “Acquisition Registration Rights Agreement”), filed as Exhibit 10.4 to KCS’s Current Report on Form 8-K filed on December 21, 2004 (File No. 1-4717), is incorporated herein by reference as Exhibit 2.3.
2.4	Consulting Agreement by and between KCS and José F. Serrano International Business, S.A. de C.V. (the “Consulting Agreement”), filed as Exhibit 10.5 to KCS’s Current Report on Form 8-K filed on December 21, 2004 (File No. 1-4717), is incorporated herein by reference as Exhibit 2.4.
2.6	Marketing and Services Agreement by and among KCSR, TMM Logistics, S.A. de C.V. and TFM, S.A. de C.V. (the “Marketing and Services Agreement”), filed as Exhibit 10.6 to KCS’s Current Report on Form 8-K filed on December 21, 2004 (File No. 1-4717), is incorporated herein by reference as Exhibit 2.5.
2.7	Rights Agreement, dated as of September 29, 2005, by and between KCS and UMB Bank, n.a., filed as Exhibit 10.1 to KCS’s Current Report on Form 8-K filed on October 3, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 2.7.

      (3) Articles of Incorporation and Bylaws
      Articles of Incorporation

3.1	Exhibit 3.1 to the Company’s Registration Statement on Form S-4 originally filed July 12, 2002 (Registration No. 333-92360), as amended and declared effective on July 30, 2002 (the “2002 S-4 Registration Statement”), Restated Certificate of Incorporation, is hereby incorporated by reference as Exhibit 3.1.
      Bylaws

3.2	The By-Laws of Kansas City Southern, as amended and restated to March 8, 2004, filed as Exhibit 3.2 to the Company’s Form 10-K for the year ended December 31, 2003 (File No. 1-4717), is incorporated herein by reference as Exhibit 3.2.
      (4) Instruments Defining the Right of Security Holders, Including Indentures

4.1		The Fourth, Seventh, Eighth, Eleventh, Twelfth, Thirteenth, Fourteenth, Fifteenth and Sixteenth paragraphs of the Company’s Restated Certificate of Incorporation (See Exhibit 3.1).
4.2		Article I, Sections 1, 3 and 11 of Article II, Article V and Article VIII of KCS’s Bylaws (See Exhibit 3.2).
4.3		The Indenture, dated July 1, 1992 between the Company and The Chase Manhattan Bank (the “1992 Indenture”) attached as Exhibit 4 to the Company’s Shelf Registration of $300 million of Debt Securities on Form S-3 filed June 19, 1992 (Registration No. 33-47198) and as Exhibit 4(a) to the Company’s Form S-3 filed March 29, 1993 (Registration No. 33-60192) registering $200 million of Debt Securities, is hereby incorporated by reference as Exhibit 4.3.
4	.3.1	Exhibit 4.5.2 to the Company’s Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-4717), Supplemental Indenture dated December 17, 1999 to the 1992 Indenture with respect to the 6.625% Notes Due March 1, 2005 issued pursuant to the 1992 Indenture, is hereby incorporated by reference as Exhibit 4.3.1.
4	.3.2	Exhibit 4.5.4 to the Company’s Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-4717), Supplemental Indenture dated December 17, 1999 to the 1992 Indenture with respect to the 7% Debentures Due December 15, 2025 issued pursuant to the 1992 Indenture, is hereby incorporated by reference as Exhibit 4.3.2.
4.4		Exhibit 99 to the Company’s Form 8-A dated October 24, 1995 (File No. 1-4717), the Stockholder Rights Agreement by and between the Company and Harris Trust and Savings Bank dated as of September 19, 1995, is hereby incorporated by reference as Exhibit 4.4.
4.5		Exhibit 4.1 to the Company’s S-4 Registration Statement on Form S-4 originally filed on January 25, 2001 (Registration No. 333-54262), as amended and declared effective on March 15, 2001 (the “2001 S-4 Registration Statement”), the Indenture, dated as of September 27, 2000, among the Company, The Kansas City Southern Railway Company (“KCSR”), certain other subsidiaries of the Company and The Bank of New York, as Trustee (the “2000 Indenture”), is hereby incorporated by reference as Exhibit 4.5.
4	.5.1	Exhibit 4.1.1 to the Company’s 2001 S-4 Registration Statement (Registration No. 333-54262), Supplemental Indenture, dated as of January 29, 2001, to the 2000 Indenture, among the Company, KCSR, certain other subsidiaries of the Company and The Bank of New York, as trustee, is hereby incorporated by reference as Exhibit 4.5.1.
4	.5.2	Second Supplemental Indenture, dated as of June 10, 2005, to the 2000 Indenture, among the Company, KCSR, and certain other subsidiaries of the Company and the Bank of New York, as Trustee, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005, is hereby incorporated by reference as Exhibit 4.5.2.
4.6		Form of Exchange Note (included as Exhibit B to Exhibit 4.5 hereto).
4.7		Exhibit 4.3 to the Company’s 2001 S-4 Registration Statement (Registration No. 333-54262), the Exchange and Registration Rights Agreement, dated as of September 27, 2000, among the Company, KCSR, certain other subsidiaries of the Company, is hereby incorporated by reference as Exhibit 4.7.

4.8		The Indenture, dated June 12, 2002, among KCSR, the Company and certain subsidiaries of the Company, and U.S. Bank National Association, as Trustee (the “2002 Indenture”), attached as Exhibit 4.1 to the 2002 S-4 Registration Statement (Registration No. 333-92360) is hereby incorporated by reference as Exhibit 4.8.
4	.8.1	Form of Face of Exchange Note, included as Exhibit B to Exhibit 4.8 and filed as Exhibit 4.2 to the 2002 S-4 Registration Statement (Registration No. 333-92360) is hereby incorporated by reference as Exhibit 4.8.1.
4	.8.2	Supplemental Indenture, dated June 10, 2005, to the 2002 Indenture among the Company, KCSR, and certain other subsidiaries of the Company, and U.S. Bank National Association, as Trustee, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005, is hereby incorporated by reference as Exhibit 4.8.2.
4.9		Certificate of Designations of 4.25% Redeemable Cumulative Convertible Perpetual Preferred Stock, Series C, filed as Exhibit 3.1(b) to KCS’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-4717), is hereby incorporated by reference as Exhibit 4.9.
4.10		Exhibit 4.5 to the Company’s Registration Statement on Form S-3 originally filed on August 1, 2003 (Registration No. 333-107573), as amended and declared effective on October 24, 2003 (the “2003 S-3 Registration Statement”), Registration Rights Agreement dated May 5, 2003 among KCS, Morgan Stanley & Co. Incorporated and Deutsche Bank Securities Inc., is hereby incorporated by reference as Exhibit 4.10.
4.11		Certificate of Designations of 5.125% Cumulative Convertible Perpetual Preferred Stock, Series D, filed as Exhibit 4.1 to KCS’s Current Report on Form 8-K, filed on December 15, 2005, is hereby incorporated by reference as Exhibit 4.11.
    (9)      Voting Trust Agreement (Inapplicable)
    (10)     Material Contracts

10	.1*	Form of Officer Indemnification Agreement attached as Exhibit 10.1 to the Company’s Form 10-K for the year ended December 31, 2001 (File No. 1-4717), is hereby incorporated by reference as Exhibit 10.1.
10	.2 *	Form of Director Indemnification Agreement attached as Exhibit 10.2 to the Company’s Form 10-K for the year ended December 31, 2001 (Commission File No. 1-4717), is hereby incorporated by reference as Exhibit 10.2.
10.3		The 1992 Indenture. (See Exhibit 4.3)
10	.4.1	Supplemental Indenture dated December 17, 1999 to the 1992 Indenture with respect to the 6.625% Notes Due March 1, 2005 issued pursuant to the 1992 Indenture. (See Exhibit 4.3.1)
10	.4.2	Supplemental Indenture dated December 17, 1999 to the 1992 Indenture with respect to the 7% Debentures Due December 15, 2025 issued pursuant to the 1992 Indenture. (See Exhibit 4.3.2)
10	.5*	Exhibit 10.1 to the Company’s Form 10-Q for the period ended March 31, 1997 (File No. 1-4717), The Kansas City Southern Railway Company Directors’ Deferred Fee Plan as adopted August 20, 1982 and the amendment thereto effective March 19, 1997 to such plan, is hereby incorporated by reference as Exhibit 10.5.
10	.6*	Exhibit 10.4 to the Company’s Form 10-K for the fiscal year ended December 31, 1990 (File No. 1-4717), Description of the Company’s 1991 incentive compensation plan, is hereby incorporated by reference as Exhibit 10.6.
10	.7 *	Exhibit 10.7 to the Company’s Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-4717), Directors Deferred Fee Plan, adopted August 20, 1982, as amended and restated effective January 1, 2005, is hereby incorporated by reference as Exhibit 10.7.
10	.8.1*	Exhibit 10.8.1 to the Company’s Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-4717), Kansas City Southern 1991 Amended and Restated Stock Option and Performance Award Plan, as amended and restated effective as of March 14, 2005 is hereby incorporated by reference as Exhibit 10.8.1.

10	.8.2 *	Exhibit 10.8.2 to the Company’s Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-4717), Form of Non-Qualified Stock Option Award Agreement for employees under the 1991 Amended and Restated Stock Option and Performance Award Plan, is hereby incorporated by reference as Exhibit 10.8.2.
10	.8.3 *	Exhibit 10.8.3 to the Company’s Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-4717), Form of Non-Qualified Stock Option Award Agreement for Directors under the 1991 Amended and Restated Stock Option and Performance Award Plan, is hereby incorporated by reference as Exhibit 10.8.3.
10	.8.4*	Exhibit 10.8.4 to the Company’s Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-4717), Form of Non-Qualified Stock Option Award agreement for employees under the 1991 Amended and Restated Stock Option and Performance Award Plan (referencing threshold dates), is hereby incorporated by reference as Exhibit 10.8.4.
10	.8.5*	Exhibit 10.8.5 to the Company’s Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-4717), Form of Restricted Shares Award Agreement (graded vesting) under the 1991 Amended and Restated Stock Option and Performance Award Plan, is hereby incorporated by reference as Exhibit 10.8.5.
10	.8.6*	Form of Restricted Shares Award Agreement (cliff vesting) under the 1991 Amended and Restated Stock Option and Performance Award Plan, attached as Exhibit 10.1 to the Company’s Form 8-K filed on March 18, 2005 (File No. 1-4717), is hereby incorporated by reference as Exhibit 10.8.6.
10	.8.7*	Exhibit 10.8.7 to the Company’s Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-4717), Form of Restricted Shares Award Agreement under the 1991 Amended and Restated Stock Option and Performance Award Plan (applicable to restricted shares to be purchased), is hereby incorporated by reference as Exhibit 10.8.7.
10	.9.1*	Kansas City Southern 401(k) and Profit Sharing Plan (Amended and Restated Effective April 1, 2002), attached as Exhibit 10.10.1 to the Company’s Form 10-K for the year ended December 31, 2002 (File No. 1-4717), is hereby incorporated by reference as Exhibit 10.9.1.
10	.9.2*	First Amendment to the Kansas City Southern 401(k) and Profit Sharing Plan (As Amended and Restated Effective April 1, 2002), effective January 1, 2003, attached as Exhibit 10.10.2 to the Company’s Form 10-K for the year ended December 31, 2002 (File No. 1-4717), is hereby incorporated by reference as Exhibit 10.9.2.
10	.9.3*	Amendment to the Kansas City Southern 401(k) and Profit Sharing Plan (As Amended and Restated Effective April 1, 2002), dated June 30, 2003 and effective as of January 1, 2001, attached as Exhibit 10.10.3 to the Company’s Form 10-K for the year ended December 31, 2003 (File No. 1- 4717), is hereby incorporated by reference as Exhibit 10.9.3.
10	.9.4*	Amendment to the Kansas City Southern 401(k) and Profit Sharing Plan (As Amended and Restated Effective April 1, 2002), dated December 3, 2003 and effective as of January 1, 2003, attached as Exhibit 10.10.4 to the Company’s Form 10-K for the year ended December 31, 2003 (File No. 1- 4717), is hereby incorporated by reference as Exhibit 10.9.4.
10.10		Exhibit 10.10 to the Company’s 2001 S-4 Registration Statement (Registration No. 333-54262), the Assignment, Consent and Acceptance Agreement, dated August 10, 1999, by and among the Company, DST Systems, Inc. and Stilwell Financial Inc., is hereby incorporated by reference as Exhibit 10.10.
10	.11*	Employment Agreement, as amended and restated January 1, 2001, by and among the Company, KCSR and Michael R. Haverty, attached as Exhibit 10.12 to the Company’s Form 10-K for the year ended December 31, 2001 (File No. 1-4717), is hereby incorporated by reference as Exhibit 10.11.
10	.12*	Employment Agreement, dated June 1, 2002 by and among the Company, KCSR and Ronald G. Russ, attached as Exhibit 10.17 to the Company’s 2002 S-4 Registration Statement (Registration No. 333-92360) is hereby incorporated by reference as Exhibit 10.12.
10	.12.1*	First Amendment to Employment Agreement, dated March 14, 2003, by and among the Company, KCSR, and Ronald G. Russ, attached as Exhibit 10.14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-4717), is hereby incorporated by reference as Exhibit 10.12.1.

10	.13*	Employment Agreement, dated January 1, 2005, between KCS and Arthur L. Shoener, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on February 14, 2005 (File No. 1-4717), is hereby incorporated by reference as Exhibit 10.13.
10	.14*	Employment Agreement, dated October 1, 2004, between KCS and Robert B. Terry, is attached hereto as Exhibit 10.14.
10	.15*	Labor Agreement, dated as from July 5, 2005, between KCSM and Francisco Javier Rion Del Olmo, filed as Exhibit 10.1 to KCSM’s Current Report on Form 8-K, filed on July 7, 2005 is hereby incorporated by reference as Exhibit 10.15.
10	.16*	Kansas City Southern Executive Plan, as amended and restated January 1, 2005, filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-4717), is hereby incorporated by reference as Exhibit 10.16.
10	.17*	The Kansas City Southern Annual Incentive Plan, attached as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-4717), is hereby incorporated by reference as Exhibit 10.17.
10.18		Credit Agreement dated as of March 30, 2004 among KCSR, KCS, the subsidiary guarantors, the lenders party thereto, The Bank of Nova Scotia (“BNS”), Morgan Stanley Senior Funding, Inc. (“Morgan Stanley”) and Harris Trust and Savings Bank, attached as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2004 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.18.
10	.19.1	Security Agreement dated March 30, 2004 from KCS, KCSR and certain other subsidiaries of KCS to The Bank of Nova Scotia as Collateral Agent, filed as Exhibit 10.19.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-4717), is hereby incorporated by reference as Exhibit 10.19.1.
10	.19.2	Amendment and Waiver No. 1 to the Credit Agreement and Amendment No. 1 to the Security Agreement among KCSR, KCS, the subsidiary guarantors, the lenders party thereto and The Bank of Nova Scotia, dated as of December 22, 2004, attached as Exhibit 10.1 to the Company’s Form 8-K filed on December 29, 2004 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.19.2.
10.20		The 2000 Indenture. (See Exhibit 4.5)
10.21		Supplemental Indenture, dated as of January 29, 2001, to the 2000 Indenture (See Exhibit 4.5.1).
10.22		Second Supplemental Indenture, dated as of June 10, 2005, to the 2000 Indenture. (See Exhibit 4.5.2)
10.23		Exhibit 10.23 to the Company’s 2001 S-4 Registration Statement (Registration No. 333-54262), Intercompany Agreement, dated as of August 16, 1999, between the Company and Stilwell Financial Inc., is hereby incorporated by reference as Exhibit 10.23.
10.24		Exhibit 10.24 to the Company’s 2001 S-4 Registration Statement (Registration No. 333-54262), Tax Disaffiliation Agreement, dated as of August 16, 1999, between the Company and Stilwell Financial Inc., is hereby incorporated by reference as Exhibit 10.24.
10.25		Lease Agreement, as amended, between The Kansas City Southern Railway Company and Broadway Square Partners LLP dated June 26, 2001, attached as Exhibit 10.34 to the Company’s Form 10-K for the year ended December 31, 2001 (File No. 1-4717), is hereby incorporated by reference as Exhibit 10.25.
10.26		The 2002 Indenture. (See Exhibit 4.8)
10.27		Supplemental Indenture, dated as of June 10, 2005, to the 2002 Indenture. (See Exhibit 4.8.2)
10.28		Agreement to Forego Compensation between A. Edward Allinson and the Company, fully executed on March 30, 2001; Loan Agreement between A. Edward Allinson and the Company fully executed on September 18, 2001; and the Promissory Note executed by the Trustees of The A. Edward Allinson Irrevocable Trust Agreement dated, June 4, 2001, Courtney Ann Arnot, A. Edward Allinson III and Bradford J. Allinson, Trustees, as Maker, and the Company, as Holder, attached as Exhibit 10.36 to the Company’s Form 10-K for the year ended December 31, 2002 (File No. 1-4717), are hereby incorporated by reference as Exhibit 10.28.

10.29		Agreement to Forego Compensation between Michael G. Fitt and the Company, fully executed on March 30, 2001; Loan Agreement between Michael G. Fitt and the Company, fully executed on September 7, 2001; and the Promissory Note executed by the Trustees of The Michael G. and Doreen E. Fitt Irrevocable Insurance Trust, Anne E. Skyes, Colin M-D. Fitt and Ian D.G. Fitt, Trustees, as Maker, and the Company, as Holder, attached as Exhibit 10.37 to the Company’s Form 10-K for the year ended December 31, 2002 (File No. 1-4717), are hereby incorporated by reference as Exhibit 10.29.
10	.30.1	Kansas City Southern Employee Stock Ownership Plan (As Amended and Restated Effective April 1, 2002), attached as Exhibit 10.38 to the Company’s Form 10-K for the year ended December 31, 2002 (File No. 1-4717), is hereby incorporated by reference as Exhibit 10.30.1.
10	.30.2	Amendment to the Kansas City Southern Employee Stock Ownership Plan (As Amended and Restated Effective April 1, 2002), dated June 30, 2003 and effective as of January 1, 2001, attached as Exhibit 10.38.2 to the Company’s Form 10-K for the year ended December 31, 2003 (File No. 1- 4717), is hereby incorporated by reference as Exhibit 10.30.2.
10	.30.3	Amendment to the Kansas City Southern Employee Stock Ownership Plan (As Amended and Restated Effective April 1, 2002), dated December 3, 2003 and effective as of January 1, 2003, attached as Exhibit 10.38.3 to the Company’s Form 10-K for the year ended December 31, 2003 (File No. 1-4717), is hereby incorporated by reference as Exhibit 10.30.3.
10.31		Placement Agreement dated April 29, 2003 by and among the Company, Morgan Stanley & Co. Incorporated and Deutsche Bank Securities Inc., attached as Exhibit 10 to the Company’s Form 10-Q for the quarter ended June 30, 2003 (File No. 1-4717), is hereby incorporated by reference as Exhibit 10.31.
10.32		The Amended Acquisition Agreement. (See Exhibit 2.1)
10.33		The Stockholders’ Agreement. (See Exhibit 2.3)
10.34		The Acquisition Registration Rights Agreement. (See Exhibit 2.4)
10.35		The Consulting Agreement. (See Exhibit 2.5)
10.36		The Marketing and Services Agreement. (See Exhibit 2.6)
10.37		Form of Indemnity Escrow Note (as defined in the Amended Acquisition Agreement), filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 21, 2004. (File No. 1-4717), is hereby incorporated by reference as Exhibit 10.37.
10.38		Form of VAT Escrow Note (as defined in the Amended Acquisition Agreement), filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed December 21, 2004. (File No. 1-4717), is hereby incorporated by reference as Exhibit 10.38.
10.39		Closing Escrow Agreement by and among KCS, KARA Sub, Inc., KCS Investment I, Ltd., KCS Acquisition Subsidiary, Inc., Caymex Transportation, Inc., Grupo TMM, S.A., TMM Holdings, S.A. de C.V., TMM Multimodal, S.A. de C.V. and The Bank of Nova Scotia Trust Company of New York, filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed December 21, 2004. (File No. 1-4717), is hereby incorporated by reference as Exhibit 10.39.
10.40		Indemnity Escrow Agreement by and among KCS, KARA Sub, Inc., KCS Investment I, Ltd., Caymex Transportation, Inc., Grupo TMM, S.A., TMM Multimodal, S.A. de C.V. and The Bank of Nova Scotia Trust Company of New York, filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed December 21, 2004 (File No. 1-4717), is hereby incorporated by reference as Exhibit 10.40.
10.41		VAT Escrow Agreement by and among KCS, KARA Sub, Inc., KCS Investment I, Ltd., KCS Acquisition Subsidiary, Inc., Caymex Transportation, Inc., Grupo TMM, S.A., TMM Holdings, S.A. de C.V., TMM Multimodal, S.A. de C.V. and The Bank of Nova Scotia Trust Company of New York, filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K filed December 21, 2004 (File No. 1-4717), is hereby incorporated by reference as Exhibit 10.41.
10.42		Consulting Compensation Escrow Agreement by and among KCS, Jose F. Serrano International Business, S.A. de C.V. and The Bank of Nova Scotia Trust Company of New York, filed as Exhibit 10.11 to the Company’s Current Report on Form 8-K filed December 21, 2004 (File No. 1-4717), is hereby incorporated by reference as Exhibit 10.42.

10.43	Agreement of Assignment and Assumption of Rights, and Agency Agreement with Undisclosed Principal, Duties and Obligations, filed as Exhibit 10.12 to the Company’s Current Report on Form 8-K filed December 21, 2004 (File No. 1-4717), is hereby incorporated by reference as Exhibit 10.43.
10.44	Underwriting Agreement, dated December 5, 2005, among the Company and Morgan Stanley & Co. Incorporated, filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed December 5, 2005, is hereby incorporated by reference as Exhibit 10.44.
10.45	Underwriting Agreement, dated December 5, 2005, among the Company, Grupo TMM, S.A. and Morgan Stanley & Co. Incorporated, filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed December 5, 2005, is hereby incorporated by reference as Exhibit 10.45.
10.46	Transaction Agreement, dated December 1, 2005, by and between the Company, KCSR, Norfolk Southern Corporation and The Alabama Great Southern Railroad Company is attached hereto as Exhibit 10.46.
10.47	Amendment No. 1 to Transaction Agreement dated as of January 17, 2006, by and between the Company, KCSR, Norfolk Southern Corporation and The Alabama Great Southern Railroad Company is attached hereto as Exhibit 10.47.
10.48	Participation Agreement, dated as of December 20, 2005, among KCSR, KCSR Trust 2005-1 (acting through Wilmington Trust Company, as owner trustee) (“Trust”), GS Leasing (KCSR 2005-1) LLC, Wells Fargo Bank Northwest, National Association, Export Development Canada, and KfW, is attached hereto as Exhibit 10.48.
10.49	Equipment and Lease Agreement, dated as of December 20, 2005, by and between KCSR and the Trust, is attached hereto as Exhibit 10.49.
10.50	Commitment Letter by and between KCS and Bank of Nova Scotia, dated March 17, 2006, is attached hereto as Exhibit 10.50.
    (11)     Statement Re Computation of Per Share Earnings (Inapplicable)
    (12)     Statements Re Computation of Ratios

12.1	The Computation of Ratio of Earnings to Fixed Charges prepared pursuant to Item 601(b)(12) of Regulation S-K is attached to this Form 10-K as Exhibit 12.1.
    (13)     Annual Report to Security Holders, Form 10-Q or Quarterly Report to Security Holders (Inapplicable)
    (16)     Letter Re Change in Certifying Accountant (Inapplicable)
    (18)     Letter Re: Change in Accounting Principles (Inapplicable)
    (21)     Subsidiaries of the Company

21.1	The list of the Subsidiaries of the Company prepared pursuant to Item 601(b)(21) of Regulation S-K is attached to this Form 10-K as Exhibit 21.1.
    (22)     Published Report Regarding Matters Submitted to Vote of Security Holders (Inapplicable)
    (23)     Consents of Experts and Counsel

23.1	Consent of KPMG LLP is attached to this Form 10-K as Exhibit 23.1.
23.2	Consent of PricewaterhouseCoopers is attached to this Form 10-K as Exhibit 23.2.
    (24)     Power of Attorney (Inapplicable)

    (31)     Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Michael R. Haverty, Chief Executive Officer of the Company, is attached hereto as Exhibit 31.1.
31.2	Certification of Ronald G. Russ, Chief Financial Officer of the Company, is attached hereto as Exhibit 31.2.
    (32)     Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Michael R. Haverty, Chief Executive Officer of the Company, and Ronald G. Russ, Chief Financial Officer of the Company, is attached hereto as Exhibit 32.1.
   (99)     Additional Exhibits

99.1	The combined and consolidated financial statements of Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. (including the notes thereto and the Report of Independent Accountants thereon) as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005 as listed under Item 15(a)(2) herein, are included in this Form 10-K as Exhibit 99.1.

*	Represents a management contract or a compensatory plan or arrangement

SIGNATURES
      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kansas City Southern

By:	/s/ M. R. Haverty

M. R. Haverty
Chairman, President, Chief Executive
Officer and Director
April 7, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 31, 2006.

Signature	Capacity

/s/ M. R. Haverty M. R. Haverty	Chairman, President, Chief Executive Officer and Director

/s/ Arthur L. Shoener Arthur L. Shoener	Executive Vice President and Chief Operating Officer

/s/ R. G. Russ R. G. Russ	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ James S. Brook James S. Brook	Vice President and Comptroller (Principal Accounting Officer)

/s/ A.E. Allinson A.E. Allinson	Director

/s/ Robert J. Druten Robert J. Druten	Director

/s/ M.G. Fitt M.G. Fitt	Director

/s/ J.R. Jones J.R. Jones	Director

/s/ T. A. McDonnell T. A. McDonnell	Director

Signature	Capacity

/s/ K. L. Pletz K. L. Pletz	Director

/s/ R.E. Slater R.E. Slater	Director

KANSAS CITY SOUTHERN
2005 FORM 10-K ANNUAL REPORT
INDEX TO EXHIBITS

			Regulation S-K
Exhibit			Item 601(b)
No.		Document	Exhibit No.

10	.14*	Employment Agreement, dated October 1,2004, between KCS and Robert B. Terry	10

10.46		Transaction Agreement, dated December 1, 2005, by and between the Company, KCSR, Norfolk Southern Corporation and The Alabama Great Southern Railroad Company	10

10.47		Amendment No. 1 to Transaction Agreement, dated as of January 17, 2006, by and between the Company, KCSR, Norfolk Southern Corporation and The Alabama Great Southern Railroad Company	10

10.48		Participation Agreement, dated as of December 20, 2005, among KCSR, KCSR Trust 2005-1 (acting through Wilmington Trust Company, as owner trustee) (“Trust”), GS Leasing (KCSR 2005-1) LLC, Wells Fargo Bank Northwest, National Association, Export Development Canada, and KfW	10

10.49		Equipment and Lease Agreement, dated as of December 20, 2005, by and between KCSR and the Trust	10

10.50		Commitment Letter by and between KCS and Bank of Nova Scotia, dated March 17, 2006	10

12.1		Computation of Ratio of Earnings to Fixed Charges	12

21.1		Subsidiaries of the Company	21

23.1		Consent of KPMG LLP	23

23.2		Consent of PricewaterhouseCoopers	23

31.1		Certification of Michael R. Haverty	31

31.2		Certification of Ronald G. Russ	31

32.1		Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Michael R. Haverty and Ronald G. Russ	32

99.1		Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. combined and consolidated financial statements as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005	99

*	Represents a management contract or a compensatory plan or arrangement

The above exhibits are not included in this Form 10-K, but are on file with the Securities and Exchange Commission