Form 10-Q
period 2006-03-31
KANSAS CITY SOUTHERN
filed 2006-05-09
CIK 54480

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2006

Common Stock, $.01 per share par value	75,271,650 Shares

KANSAS CITY SOUTHERN
FORM 10-Q
March 31, 2006

KANSAS CITY SOUTHERN
FORM 10-Q
March 31, 2006
PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Introductory Comments
      The Consolidated Financial Statements included herein have been prepared by Kansas City Southern (the “Company” or “KCS”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed, or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and the notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q. For the three months ended March 31, 2006, these financial statements include the results of operations and cash flows of Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. (“Grupo TFM”) which was consolidated on April 1, 2005, as a result of the acquisition of a controlling interest as of that date. The results of operations for the three months ended March 31, 2005 included Grupo TFM as an equity method investment. Results for the three months ended March 31, 2006 are not necessarily indicative of the results expected for the full year 2006.

KANSAS CITY SOUTHERN
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except share and per share data)
(Unaudited)

	Three Months Ended
	March 31,

	2006	2005

Revenues	$388.4	$198.2
Operating expenses
Compensation and benefits	94.0	61.3
Fuel	58.3	26.5
Purchased services	54.9	20.8
Equipment costs	44.5	16.2
Depreciation and amortization	38.4	14.3
Casualties and insurance	12.6	12.7
Other	24.4	21.6

Total operating expenses	327.1	173.4

Operating income	61.3	24.8
Equity in net earnings (loss) of unconsolidated affiliates:
Grupo TFM	—	(1.0)
Other	0.5	(1.0)
Interest expense	(40.6)	(12.4)
Exchange loss	(4.2)	—
Other income	2.9	3.3

Income before income taxes	19.9	13.7
Income tax provision	7.0	5.6

Net income	12.9	8.1
Preferred stock dividends	4.9	2.2

Net income available to common shareholders	$8.0	$5.9

Per Share Data
Earnings per common share — basic	$0.11	$0.09

Earnings per share — diluted	$0.11	$0.09

Weighted average Common shares outstanding (in thousands)
Basic	73,926	63,501
Potential dilutive Common shares	1,822	1,308

Diluted	75,748	64,809

See accompanying notes to consolidated financial statements.

KANSAS CITY SOUTHERN
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share amounts)

	March 31,	December 31,
	2006	2005

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$30.1	$31.1
Accounts receivable (net of allowance for doubtful accounts of 24.7 and 24.1) respectively	331.2	315.7
Inventories	68.6	73.9
Other current assets	39.8	46.1

Total current assets	469.7	466.8

Investments	60.9	60.3
Properties (net of accumulated depreciation of $841.1 and $820.4, respectively)	2,302.6	2,298.3
Concession rights (net of $54.4 and $41.2 accumulated amortization, respectively)	1,348.7	1,360.4
Goodwill	10.6	10.6
Deferred income tax asset	151.0	152.2
Restricted funds	6.0	9.0
Other assets	69.1	66.0

Total assets	$4,418.6	$4,423.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Debt due within one year	$133.9	$38.0
Accounts and wages payable	230.7	215.4
Payable to related parties	0.4	0.3
Current liability related to Grupo TFM acquisition	—	78.3
Accrued liabilities	255.1	241.7

Total current liabilities	620.1	573.7

Other Liabilities:
Long-term debt	1,578.9	1,663.9
Long-term liability related to Grupo TFM acquisition	81.4	80.4
Deferred income tax liability	413.5	409.2
Other noncurrent liabilities and deferred credits	252.6	270.2

Total other liabilities	2,326.4	2,423.7

Stockholders’ Equity:
$25 par, 4% Noncumulative, Preferred stock, 840,000 shares authorized, 649,736 shares issued, 242,170 shares outstanding at March 31, 2006 and December 31, 2005	6.1	6.1
$1 par, 4.25%, Series C — Cumulative Convertible Preferred stock, 400,000 shares authorized, issued and outstanding at March 31, 2006 and December 31, 2005	0.4	0.4
$1 par, 5.125%,Series D — Cumulative Convertible Preferred stock, 210,000 shares authorized, issued and outstanding at March 31, 2006 and December 31, 2005	0.2	0.2
$.01 par, Common stock, 400,000,000 shares authorized, 91,369,116 shares issued, 75,273,618 and 73,412,081 shares outstanding at March 31, 2006 and December 31, 2005, respectively	0.7	0.7
Paid in capital	510.9	473.1
Retained earnings	954.1	946.1
Accumulated other comprehensive income	(0.3)	(0.4)

Total stockholders’ equity	1,472.1	1,426.2

Total liabilities and stockholders’ equity	$4,418.6	$4,423.6

See accompanying notes to consolidated financial statements.

KANSAS CITY SOUTHERN
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2006	2005

CASH FLOWS PROVIDED BY (USED FOR):
OPERATING ACTIVITIES:
Net income	$12.9	$8.1
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	38.4	14.3
Deferred income taxes	7.1	7.2
KCSM employees statutory profit sharing	1.0	—
Equity in undistributed earnings (losses) of unconsolidated affiliates	(0.5)	2.0
Loss (gain) on sales of property	0.1	(0.3)
Changes in working capital items
Accounts receivable	(15.5)	7.4
Inventories	5.3	(3.0)
Other current assets	6.3	2.6
Accounts and wages payable	18.5	(10.3)
Accrued liabilities	7.5	(0.3)
Other, net	(11.8)	(1.1)

Net cash provided by operating activities	69.3	26.6

INVESTING ACTIVITIES:
Property acquisitions	(67.0)	(18.9)
Proceeds from disposal of property	0.3	0.4
Investment in and loans to affiliates	(0.2)	(5.3)
Proceeds from the sale of investments	8.2	—
Acquisition costs	—	(1.8)
Cash of Mexrail at date of acquisition	—	3.0
Other, net	—	1.5

Net cash used for investing activities	(58.7)	(21.1)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	37.7	5.0
Repayment of long-term debt	(1.2)	(7.2)
Repayment of debt related to Grupo TFM acquisition	(44.0)	—
Debt issuance costs	(1.2)	(0.1)
Proceeds from stock plans	0.8	1.2
Deferred tax benefit on restricted stock compensation	0.3	—
Tax benefit realized upon exercise of stock options	0.2	0.4
Cash dividends paid	(4.2)	(2.1)

Net cash used for financing activities	(11.6)	(2.8)

CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	(1.0)	2.7
At beginning of year	31.1	38.6

At end of period	$30.1	$41.3

See accompanying notes to consolidated financial statements.

KANSAS CITY SOUTHERN
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in millions, except share amounts)
(Unaudited)

		$1 Par Cumulative					Accumulated
	$25 Par			$.01 Par			Comprehensive
	Preferred	Series C	Series D	Common	Paid in	Retained	Income
	Stock	4.25%	5.125%	Stock	Capital	Earnings	(Loss)	Total

Balance at December 31, 2005	$6.1	$0.4	$0.2	$0.7	$473.1	$946.1	$(0.4)	$1,426.2
Comprehensive income:
Net income						12.9
Amortization of loss related to interest rate swaps							0.1
Comprehensive income								13.0
Dividends on $25 Par Preferred Stock ($0.75/share)						(0.1)		(0.1)
Dividends on $1 Series C Cumulative Convertible Preferred Stock ($21.25/share)						(2.1)		(2.1)
Dividends on $1 Series D Cumulative Convertible Preferred Stock ($12.81/share)						(2.7)		(2.7)
Amortization of unearned compensation					1.3			1.3
Stock issued in acquisition of Grupo TFM					35.0			35.0
Options exercised and stock subscribed					1.5			1.5

Balance at March 31, 2006	$6.1	$0.4	$0.2	$0.7	$510.9	$954.1	$(0.3)	$1,472.1

See accompanying notes to consolidated financial statements.

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Accounting Policies and Interim Financial Statements.
      In the opinion of the management of KCS, the accompanying unaudited consolidated financial statements contain all adjustments necessary, which are of a normal and recurring nature, to present fairly the financial position of the Company and its subsidiary companies as of March 31, 2006 and December 31, 2005, the results of its operations for the three months ended March 31, 2006 and 2005, its cash flows for the three months ended March 31, 2006 and 2005, and its changes in stockholders’ equity for the three months ended March 31, 2006. The accompanying consolidated financial statements have been prepared consistently with accounting policies described in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2005. The results of operations for the three month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year 2006. For information regarding the Company’s critical accounting policies and estimates, please see Item 7 of the Company’s Annual Report on Form 10-K “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.” Certain prior year amounts have been reclassified to conform to the current year presentation.
      Beginning April 1, 2005, the financial position and results of operations of Grupo TFM and its operating subsidiary Kansas City Southern de Mexico, S.A. de C.V. (“KCSM”) are consolidated into KCS. Management is currently executing post-merger integration plans, which include converting accounting information systems and ensuring that the accounting policies of Grupo TFM are consistent with those of the Company.
      Stock-Based Compensation. The Company adopted Statement of Financial Accounting Standards No. 123R (Revised) (“SFAS 123R”), Share-Based Payment, on January 1, 2006. This statement requires KCS to recognize the cost of employee services received in exchange for the Company’s equity instruments. Under SFAS 123R, KCS is required to record compensation expense over an award’s vesting period based on the award’s fair value at the date of grant. KCS has elected to adopt SFAS 123R on a modified prospective basis; accordingly, the financial statements for periods prior to January 1, 2006, will not include compensation cost calculated under the fair value method.
      Prior to January 1, 2006, the Company applied Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, and, therefore, recorded the intrinsic value of stock-based compensation as expense. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, to stock-based employee compensation prior to January 1, 2006:

Three Months Ended March 31,	2005

Net income (in millions):
As reported	$8.1
Total stock-based compensation expense determined under fair value method, net of income taxes	(0.1)

Pro forma	$8.0
Earnings per Basic share:
As reported	$0.09
Pro forma	$0.09
Earnings per Diluted share:
As reported	$0.09
Pro forma	$0.09

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Principles of Consolidation. The accompanying consolidated financial statements are presented using the accrual basis of accounting and include the Company and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The equity method of accounting is used for all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting interest; the cost method of accounting is generally used for investments of less than 20% voting interest. KCS completed the purchase of the controlling interest in Grupo TFM on April 1, 2005. Beginning April 1, 2005, the financial results of Grupo TFM have been consolidated into KCS. Prior to April 1, 2005 the investment for Grupo TFM was accounted for under the equity method.
      Deferred income tax. Deferred income tax is provided, using the liability method, on temporary differences arising between the tax basis of assets and liabilities and their carrying amounts in the financial statements. Currently enacted tax rates are used in the determination of deferred income tax.
      For Grupo TFM, the deferred tax calculation is dependent to a certain extent, on the Mexican rate of inflation and changes in the exchange rate between the U.S. dollar and the Mexican peso. No provision for deferred U.S. income taxes has been made for the temporary difference between the financial reporting basis and the income tax basis of the Company’s investment in Grupo TFM including those differences attributable to accumulated earnings because the Company does not expect the reversal of the temporary differences to occur in the foreseeable future.
      Restricted Cash. In connection with KCS’s acquisition of the controlling interest in Grupo TFM (the “Acquisition”), KCS entered into a consulting agreement (the “Consulting Agreement”) with José F. Serrano International Business, S.A. de C.V. (“JSIB”), a consulting company controlled by Jose Serrano, Chairman of the Board of Grupo TMM, S.A. (“TMM”) which became effective April 1, 2005. Under this agreement, JSIB will provide consulting services to KCS in connection with the portion of the business of KCS in Mexico for a period of three years. As consideration for these services, subject to the terms and conditions of the Consulting Agreement, JSIB receives an annual fee of $3.0 million. The Consulting Agreement required KCS to deposit the total amount of annual fees payable under the Consulting Agreement ($9.0 million) in cash to be held and released in accordance with the terms and conditions of the Consulting Agreement and the applicable escrow agreement. On January 12, 2006, the first $3.0 million annual fee was released from the escrow account. Accordingly the balance in restricted cash was $6.0 million on March 31, 2006. JSIB directs the investment of the escrow fund and all gains and losses accrue in the fund to the benefit of JSIB. Such amounts are payable concurrent with the payment of the annual fee.
      Liabilities Related to the Grupo TFM Acquisition. In connection with the acquisition of Grupo TFM and the final resolution of the VAT Claim and Put, as defined in the Amended and Restated Acquisition Agreement dated December 15, 2004 (“Acquisition Agreement”), the Company has recorded certain liabilities payable to TMM, as summarized below.

•	$47.0 million in Escrow Notes, which are subject to reduction for certain potential losses related to breaches of certain representations, warranties, or covenants in the Acquisition Agreement or claims relating thereto, or under other conditions. The $47.0 million amount is payable on or before April 1, 2007 and accrues interest at a stated rate of 5.0%. The $47.0 million and related interest, is payable in cash or in stock (shares to be determined based on the volume weighted average price (the “VWAP”) 20 days prior to the settlement) at the Company’s discretion. Accordingly, as of March 31, 2006, the Company has included $49.4 million for this liability and the related accrued interest.

•	A contingent payment of up to $110.0 million payable to TMM as a result of the final resolution of the VAT Claim and Put which will be settled in three parts: (i) $35.0 million in stock (shares to be determined based on the VWAP 20 days prior to the final resolution of the VAT Claim and Put, as defined in the Acquisition Agreement); (ii) $35.0 million in cash upon final resolution of the VAT Claim and Put, as defined in the Acquisition Agreement; and (iii) up to an additional $40.0 million in

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cash or stock (shares to be determined based on the VWAP in accordance with the terms of the Acquisition Agreement) payable no more than five years from the final closing date. The liability is non-interest bearing; therefore, at December 31, 2005 the liability was recorded at its present value based on a 5.0% discount rate, consistent with the stated rate of similar interest bearing notes in the Acquisition Agreement.

On March 13, 2006, in settlement of the obligation to TMM, KCS paid $35 million in cash, issued 1,494,469 shares of KCS Common Stock at the VWAP price of $23.4197, as determined in connection with the Acquisition Agreement, and issued a $40 million, five year note. Accordingly, at March 31, 2006 the Company has recorded a non-current liability of $32.0 million to be settled in 5 years.

•	The contingent fee of $9.0 million under the Consulting Agreement became payable upon final resolution of the VAT Claim and Put. On March 13, 2006, KCS paid $9.0 million in cash to JSIB.

2.	Stock-Based Compensation.
      Effective January 1, 2006 SFAS 123R was adopted requiring the Company to measure the cost of stock awards at grant date fair value in exchange for employee services rendered. All new stock options, Employee Stock Purchase Plan (“ESPP”) awards and restricted stock awards are granted at their market value as of the date of grant. Their fair value is determined as of the date of grant and recorded as compensation expense over the vesting period. Restricted stock awards are valued using the intrinsic value method or their market value as of the date of grant. Stock options and ESPP awards are granted at their market value as of the date of grant, and their fair value is determined using the Black-Scholes pricing method. There were no stock options awarded in the first quarter of 2006.

Restricted Stock Awards
      Two new Restricted Stock Awards were granted in the first quarter of 2006 under the Kansas City Southern 1991 Amended and Restated Stock Option and Performance Award. Under the Plan 16 million shares are authorized to be awarded under various equity incentive plans. Restricted Stock granted on January 19, 2006 and February 17, 2006 were 208,502 and 40,000 shares, at grant prices of $25.92 and $24.19, respectively. Awards vest over 5 years and have a contractual term of 10 years. Compensation cost, net of tax, in the first quarter of 2006 totaled $.6 million compared with $.2 million in first quarter of 2005.
      The fair value of each share granted is equal to the share price of the Company’s stock on the date of grant. As of March 31, 2006, there was $11.3 million of unrecognized compensation cost related to the Company’s outstanding restricted stock. This cost is expected to be recognized over a weighted-average period of 5 years. The total intrinsic value of the restricted stock outstanding at March 31, 2006 and 2005 was $11.3 million and $4.0 million, respectively. The fair value of shares vested in the first quarter of 2006 was .9 million.
      The weighted average grant date fair value of the outstanding restricted stock was as follows:

	2006		2005

		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price

Nonvested restricted stock at January 1,	325,037	$20.77	—	$—
Granted	248,502	$25.64	219,591	$19.47
Vested	(42,769)	$22.30	(11,109)	$18.86
Forfeited	(40,000)	$22.32	(5,441)	$19.44

Nonvested restricted stock at March 31,	490,770	$22.98	203,041	$19.50

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options and ESPP Awards
      Stock options typically vest over 5 years and have a 10 year contractual term. During the first quarter of 2006, the Company awarded 140,000 shares to substantially all full-time employees under the Seventeenth Offering of the ESPP granted at 90% of the average market price on either the exercise date or the offering date, whichever is lower. This award vests ratably over one year. Under SFAS 123R both the 10% discount in grant price and the 90% share option are valued to derive the award’s fair value. Total fair value per share used to determine compensation expense was $3.92. The related stock based compensation expense net of tax in the first quarter was less than $.1 million. The factors used in calculating fair value were as follows:

	Three Months Ended March 31,

	2006	2005

Expected dividends	0.00%	0.00%
Expected volatility	14.98%	27.00%
Risk-rate	4.69%	3.27% to 3.46%
Expected returns	1 year	3 to 7 years
      Unrecognized compensation expense for all unvested options outstanding as of the date of adoption was determined and accounted for under the “Modified Prospective Method,” while compensation cost for each outstanding grant was ratably recognized over each award’s remaining vesting period. Compensation expense, net of tax, recognized for total unvested options and ESPP awards was $.5 million. The following is a summary of stock option activity for the first quarter of 2006.

	2006

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual Term	Value
	Shares	Price	(in years)	(in millions)

Outstanding at January 1	3,707,393	9.11
Exercised	(61,784)	11.39
Canceled/Expired	(2,539)	1.05
Granted

Outstanding at March 31	3,643,070	9.08	5.37	56.9

Exercisable at March 31	3,036,740	8.21	4.95	50.1

      The total intrinsic value of options exercised during the three months ending March 31, 2006 was .8 million. Unrecognized compensation cost for unvested stock options was $3 million.

3.	Earnings per Share Data.
      Basic earnings per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Restricted stock granted to employees and officers are included in weighted average shares for purposes of computing basic earnings per common share as they are earned. Diluted earnings per share reflects the potential dilution that could occur if convertible securities were converted into common stock or stock options were exercised. The following is a reconciliation from the weighted average shares used for the basic earnings per share computation to the

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
shares used for the diluted earnings per share computation for the three months ended March 31, 2006 and 2005, respectively (in thousands):

	Three Months Ended
	March 31,

	2006	2005

Basic shares	73,926	63,501
Effect of Dilution: Stock Options	1,822	1,308

Diluted shares	75,748	64,809

	Three Months Ended
	March 31,

	2006	2005

Potentially dilutive shares excluded from the calculation:
Stock options where the exercise price is greater than the average market price of common shares	—	5,000

Convertible preferred stock which are anti-dilutive	20,389,119	13,389,120

Convertible debt instruments which are anti-dilutive	3,689,568	—

4.	Investments.
      Investments in unconsolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control. Investments in unconsolidated affiliates at March 31, 2006 include, among others, equity interests in Southern Capital Corporation, LLC (“Southern Capital”), the Panama Canal Railway Company (“PCRC”) and the Mexico Valley Railway and Terminal (Ferrocarril y Terminal del Valle de México, S.A. de C.V., “FTVM”).
      PCRC redemption of preferred shares held by International Finance Corporation. On March 28, 2005, PCRC and International Finance Corporation (“IFC”) finalized an agreement whereby PCRC would redeem the shares subscribed and owned by IFC pursuant to the IFC Subscription. Under the agreement, PCRC paid IFC $10.5 million. The IFC preferred shares had a recorded value of $5.0 million and approximately $2.6 million in accrued unpaid dividends. When the transaction was completed, PCRC recorded an additional cost of approximately $2.9 million to reflect the premium paid to IFC. As a result, KCS recorded its share of this cost of approximately $1.5 million in recording its equity in earnings of PCRC in the first quarter of 2005.
      Condensed financial information of certain unconsolidated affiliates is shown below. All amounts are presented under U.S. GAAP. Financial information of immaterial unconsolidated affiliates has been omitted:

Financial Condition (Dollars in millions):

	March 31, 2006			December 31, 2005

			Southern			Southern
	FTVM	PCRC	Capital	FTVM	PCRC	Capital

Current assets	$40.0	$6.4	$10.9	$35.4	$5.2	$5.2
Non-current assets	27.4	81.5	90.4	28.1	81.5	92.8

Assets	$67.4	$87.9	$101.3	$63.5	$86.7	$98.0

Current liabilities	$12.5	$13.2	$2.9	$9.3	$13.9	$1.0
Non-current liabilities	18.2	72.9	41.2	15.8	71.5	41.2
Equity of stockholders and partners	36.7	1.8	57.2	38.4	1.3	55.8

Liabilities and equity	$67.4	$87.9	$101.3	$63.5	$86.7	$98.0

KCS’s investment	$10.6	$0.9	$28.6	$10.9	$0.6	$27.9

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Results (Dollars in millions):

	Three Months Ended
	March 31,

	2006	2005

Revenues and other income:
Southern Capital	$4.3	$5.5
PCRC	5.7	3.3
FTVM	13.8	—
Grupo TFM(1)	—	170.1
Operating costs and other expenses:
Southern Capital	$3.1	$4.0
PCRC	4.8	6.8
FTVM	12.6	—
Grupo TFM(1)	—	170.0
Net Income (loss):
Southern Capital	$1.2	$1.5
PCRC	0.9	(3.5)
FTVM	1.2	—
Grupo TFM(1)	—	0.1

(1)	Reflects operating results for the quarter ended March 31, 2005. For periods after April 1, 2005, Grupo TFM is reflected in consolidated operating results.

5.	Acquisitions.
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
      As of March 31, 2006, the Company has finalized its purchase price allocation relating to the acquisition of both the 38.8% interest of TMM and the acquisition of the 23.9% interest of the Mexican Government. Final adjustments did not have a material impact on the financial statements in the current period. The remaining liability for severance and relocation cost was $4.5 million and $9.9 million at March 31, 2006 and December 31, 2005, respectively. The Company expects to substantially complete the settlement of these liabilities prior to December 31, 2006.

6.	Noncash Investing and Financing Activities.
      The Company initiated the Seventeenth Offering of KCS common stock under the Employee Stock Purchase Plan (“ESPP”) during 2006. Approximately 140,000 shares, with an aggregate purchase price of $2.8 million were subscribed under the Seventeenth Offering. Shares under the Seventeenth Offering will be issued to employees in 2007. Under the Seventeenth Offering, for the three months ended March 31, 2006, the Company has received approximately $0.7 million from payroll deductions.
      Under the Sixteenth Offering, in the first quarter of 2006, the Company issued approximately 107,344 shares of KCS common stock under the Sixteenth Offering of the ESPP. These shares, with an aggregate purchase price of approximately $1.7 million, were subscribed and paid for through employee payroll deductions in 2005.

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Derivative Financial Instruments.
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

Fuel Derivative Transactions
      At March 31, 2006, the Company was a party to one fuel swap agreement for a notional amount of approximately 1.0 million gallons of fuel at a fixed price of $1.67 per gallon. Under the terms of the swap, the Company receives a variable price based upon an average of the spot prices calculated on a monthly basis as reported through a petroleum price reporting service for the month of April 2006, and pays a fixed price determined at the time the Company entered into the swap transaction. The variable price the Company receives is approximately equal to the price the Company pays in the market for locomotive fuel. Cash settlement of the swap will occur on a monthly basis on the fifth business day of the month following the month in which the settlement is calculated.

Foreign exchange contracts
      The purpose of Grupo TFM’s foreign exchange contracts is to limit the risks arising from exchange rate fluctuations in its Mexican peso-denominated monetary assets and liabilities. The nature and quantity of any hedging transactions will be determined by management based upon net asset exposure and market conditions.
      As of March 31, 2006, Grupo TFM had two Mexican peso call options outstanding in the notional amount of $1.7 million and $1.2 million, respectively, based on the average exchange rate of 12.50 Mexican pesos per dollar and 13.00 Mexican pesos per dollar. These options expire on May 30, 2006 and September 6, 2006, respectively. The premiums paid were $34 thousand and $16 thousand, respectively, and were expensed since these contracts did not qualify for hedge accounting. As of March 31, 2006, Grupo TFM did not have any outstanding forward contracts.

Foreign currency balance
      At March 31, 2006, Grupo TFM had monetary assets and liabilities denominated in Mexican pesos of Ps1,385 million and Ps470 million. At March 31, 2006, the exchange rate was 10.87 Mexican pesos per dollar. At December 31, 2005 Grupo TFM had monetary assets and liabilities denominated in Mexican pesos of Ps1,088 million and Ps549 million. At December 31, 2005, the exchange rate was 11.14 Mexican pesos per dollar.

8.	Tex-Mex Loan Agreement.
      On July 13, 2005, The Texas Mexican Railway Company (“Tex-Mex”) (a wholly-owned and consolidated subsidiary of Mexrail) entered into an agreement with the Federal Railroad Administration (“FRA”) with an effective date of June 28, 2005 to borrow $50.0 million to be used for safety and infrastructure improvements. These improvements are expected to increase efficiency and capacity in order to accommodate growing cross-border freight rail traffic. The loan is being made under the Railroad Rehabilitation and Improvement Financing Program administered by the FRA. The loan is guaranteed by Mexrail, which has issued a Pledge Agreement in favor of the lender equal to the gross revenues earned by Mexrail on per-car fees charged for traffic crossing the International Rail Bridge located in Laredo, Texas. Amounts available under the loan as of March 31, 2006 and December 31, 2005 were $21.5 million and $28.3 million, respectively.

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Commitments and Contingencies.
      The Company has had no significant changes in its outstanding litigation or other commitments and contingencies from that previously reported in Note 9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
      Casualty Claim Reserves. The Company’s casualty and liability reserve for its U.S. business segment is based on a study by an independent third party actuarial firm performed on an undiscounted basis. The reserve is based on claims filed and an estimate of claims incurred but not yet reported. While the ultimate amount of claims incurred is dependent on various factors, it is management’s opinion that the recorded liability is a reasonable estimate of aggregate future claims. Adjustments to the liability are reflected as operating expenses in the period in which the adjustments are known. Casualty claims in excess of self-insurance levels are insured up to certain coverage amounts, depending on the type of claim and year of occurrence. The activity in the reserve for the three months ended March 31, 2006 and 2005 is as follows (in millions):

	Three Months Ended
	March 31,

	2006	2005

Balance as of January 1, 2006 and 2005, respectively	$103.1	$52.0
Additions to reserves (including impacts of actuarial studies)	1.5	4.8
Reduction in valuation of acquired reserves	(2.7)	—
Payments	(5.0)	(5.5)

Balance as of March 31, 2006 and 2005, respectively	$96.9	$51.3

      During the first quarter, the actuarial firm updated the study of casualty reserves based on data through February 28, 2006. Based on that study, the reserves for FELA, third-party, and occupational illness claims were decreased by $4.4 million to reflect favorable loss experience since the date of the prior study.

10.	Other Post Employment Benefits.
      The Company provides certain medical, life and other post employment benefits other than pensions to its retirees. The medical and life plans are available to employees not covered under collective bargaining arrangements, who have attained age 60 and rendered at least ten years of service. Individuals employed as of December 31, 1992 were excluded from a specific service requirement. The medical plan is contributory and provides benefits for retirees, their covered dependents and beneficiaries. The medical plan provides for an annual adjustment of retiree contributions, and also contains, depending on the plan coverage selected, certain deductibles, co-payments, coinsurance and coordination with Medicare. The life insurance plan is non-contributory and covers retirees only. The Company’s policy, in most cases, is to fund benefits payable under these plans as the obligations become due. However, certain plan assets (money market funds held by a life insurance company) exist with respect to life insurance benefits. A life insurance company holds these assets and the Company receives an investment return on these assets based on the six-month Treasury Bill rate plus 25 basis points.

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Net periodic post employment benefit cost included the following components (in millions):

	Three Months Ended
	March 31,

	2006	2005

Service cost	$—	$—
Interest cost	0.1	0.1
Expected return on plan assets	—	—

Net periodic postretirement benefit cost	$0.1	$0.1

      Under collective bargaining agreements, The Kansas City Southern Railway Company (“KCSR”) participates in a multi-employer benefit plan, which provides certain post-retirement health care and life insurance benefits to eligible union employees and certain retirees. Premiums under this plan are expensed as incurred and were $2.6 million in the year ended December 31, 2005. Based on existing rates, premium amounts are not expected to change substantially during the 2006 compared to 2005.

11.	Business Segments.
      Prior to April 1, 2005, KCS operated under one reportable segment, the U.S. Segment. Subsequent to the acquisition of Grupo TFM on April 1, 2005, KCS has two reportable segments, United States (or “U.S.”) and Mexico. Appropriate eliminations of revenue and expenses are recorded in deriving consolidated data. The U.S. segment consists of KCSR, Mexrail, the Gateway Eastern Railway Company, and Tex-Mex as well as corporate expenses. The Mexico segment consists of Grupo TFM, KCSM and Arrendadora TFM and corporate expenses. Each of these segments are supported by separate boards of directors, operate and serve different geographical regions, and are subject to different customs, laws, and tax regulations. For the quarter ended and as of March 31, 2006 key information regarding our segments is as follows:

	Three months ended March 31, 2006 (in millions)

	US	Mexico	Elimination	Consolidated

Revenue	$212.6	$175.8	$—	$388.4
Operating expenses:
Compensation and benefits	64.1	29.9	—	94.0
Fuel	31.5	26.8	—	58.3
Purchased services	19.7	34.0	1.2	54.9
Equipment costs	23.9	20.6	—	44.5
Depreciation and amortization	15.3	23.1	—	38.4
Casualties and insurance	8.8	3.8	—	12.6
Other	20.0	5.6	(1.2)	24.4

Total operating expenses	183.3	143.8	—	327.1

Operating income	29.3	32.0	—	61.3

Capital Expenditures	$51.8	$15.2	$—	$67.0

	As of March 31, 2006 (in millions)

Total Assets	$3,276.5	$2,423.8	$(1,281.7)	$4,418.6
Total Liabilities	$1,804.5	$1,224.2	$(82.2)	$2,946.5

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Transaction with Affiliates.
      On November 2, 2005, KCSR entered into an agreement with El-Mo-Mex, Inc. (“El-Mo”) to acquire El-Mo’s equity interest in certain locomotives leased by KCSM from El-Mo. KCSR and an affiliate paid cash in the amount of approximately $32.6 million and assumed approximately $95.9 million of debt and accrued interest to acquire the locomotives. KCSR subsequently purchased the locomotives from the affiliate. On December 20, 2005, KCSR entered into a leveraged lease arrangement, treated for financial reporting purposes as an operating lease, with an unaffiliated third party. Pursuant to the terms of this leveraged lease, KCSR was to sell the locomotives to a trust, which would then lease the locomotives to KCSR for a period of 18 years. The trust also would assume the debt assumed by KCSR in its purchase of the locomotives. Prior to year end, KCSR had completed the sale of 54 of the locomotives to the trust. The remaining 19 units (two of the original 75 were determined to be damaged beyond repair) valued at $32.5 million were sold to the trust in January 2006.

13.	Subsequent Events
      KCSM Waiver. On April 7, 2006 KCSM entered into an amendment and waiver (“Amendment and Waiver”) to the credit agreement dated October 24, 2005 (the “2005 KCSM Credit Agreement”). The 2005 KCSM Credit Agreement was amended to (i) exclude certain payment obligations accrued under two locomotive maintenance agreements and under a track maintenance rehabilitation agreement from the definition of Indebtedness, (ii) eliminate certain minimum and multiple borrowing thresholds for peso borrowings under the revolving credit facility and (iii) eliminate the reporting requirement to provide unaudited consolidated financial statements for the fourth fiscal quarter. The Amendment and Waiver also waived (x) certain reporting requirements, including the requirement of KCSM to provide audited consolidated financial statements 90 days after the end of the 2005 fiscal year, provided such reports were delivered by April 30, 2006 and (y) compliance with the Consolidated Leverage Ratio obligations of Section 7.1(c) of the 2005 KCSM Credit Agreement for the four quarters ending December 31, 2005 if compliance therewith was calculated without giving effect to the amendment to the definition of “Indebtedness” in the Amendment and Waiver, provided that KCSM is in compliance therewith after giving effect to the Amendment and Waiver. KCSM is currently in compliance with the 2005 KCSM Credit Agreement after giving effect to the Amendment and Waiver.
      KCS/ KCSR 2006 Credit Agreement. On April 28, 2006, KCS and KCSR entered into an amended and restated credit agreement, (the “2006 KCS Credit Agreement”), in an aggregate amount of $371.1 million with The Bank of Nova Scotia and other lenders named in the 2006 KCS Credit Agreement. Proceeds from the credit agreement were used to refinance existing credit facilities. The 2006 KCS Credit Agreement consists of (a) a $125,000,000 revolving credit facility with a letter of credit sublimit of $25,000,000 and swing line advances of up to $15,000,000, and (b) a $246,134,375 term loan facility. The maturity date is April 28, 2011 for the revolving credit facility, the letter of credit facility and swing line loan facility, and April 28, 2013 for the term loan facility. The 2006 KCS Credit Agreement contains covenants that restrict or prohibit certain actions, including, but not limited to, KCS’s ability to incur debt, create or suffer to exist liens, make prepayments of particular debt, pay dividends, make investments, engage in transactions with stockholders and affiliates, issue capital stock, sell certain assets, and engage in mergers and consolidations or in sale-leaseback transactions. In addition, KCS must meet certain consolidated interest coverage ratios, and consolidated leverage ratios. Failure to maintain compliance with covenants could constitute a default. Other events of default include, but are not limited to, certain payment defaults, certain bankruptcy and liquidation proceedings, a change of control, and certain adverse judgments or government actions. Any event of default could trigger acceleration of the time for payment of any amounts outstanding under the 2006 KCS Credit Agreement.
      Credit Ratings. On April 10, 2006 Standard & Poor’s Ratings Services lowered its corporate credit rating on KCS and KCSM to ‘B’ from ‘BB-’ and also lowered its ratings on the companies’ senior secured

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
debt to ‘BB-’ from ‘BB+’ and senior unsecured debt to ‘B-’ from ‘B+’. All ratings remain on CreditWatch with negative implications where they were placed on April 4, 2006.
      On April 28, 2006 Moody’s Investor Service lowered its ratings on KCS and subsidiaries (“Corporate Family”) to ‘B2’ from ‘B1’ and lowered its ratings on the companies’ senior secured debt to ‘B1’ from ‘Ba3’ and senior unsecured debt to ‘B3’ from ‘B2’. The outlook is negative. These rating actions complete the review of KCS’ ratings initiated by Moody’s Investor Service on April 5, 2006.
      KCS and NS Transaction. On December 1, 2005, KCS and its wholly-owned subsidiary KCSR entered into a transaction agreement (the “Transaction Agreement”) with Norfolk Southern Corporation (“NS”) and its wholly-owned subsidiary, The Alabama Great Southern Railroad Company (“AGS”), providing for, among other things, the formation of a limited liability company between the parties relating to the ownership and improvement of the KCSR rail line between Meridian, Mississippi and Shreveport, Louisiana (the “Line”), which is the portion of the KCSR rail line between Dallas, Texas and Meridian known as the “Meridian Speedway”.
      On April 10, 2006, KCS and NS announced that the Surface Transportation Board had concluded its environmental impact review and approved the transaction. On May 1, 2006, the Transaction Agreement was consummated. Concurrent with the consummation of the Transaction Agreement, KCS contributed the Line to the limited liability company and AGS transferred $100 million representing the initial investment in the joint venture of which $40 million was distributed to KCS to reimburse it for capital expenditures that KCS made on the Line in the two years immediately preceding the closing. NS will make additional cash contributions over time, resulting in a total cash investment of $300 million.

14.	Condensed Consolidating Financial Information.
      KCSR has outstanding $200.0 million of 9 1/2% Senior Notes due 2008 and $200.0 million of 7 1/2 % Senior Notes due 2009. Both of these note issues are unsecured obligations of KCSR, however, they are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by KCS and certain of the subsidiaries (all of which are wholly-owned) within the KCS consolidated group. Grupo TFM, KCSM and Mexrail are non-guarantor subsidiaries. These notes were registered with the SEC and issued in exchange for privately placed notes having substantially identical terms and associated guarantees to the respective exchange note issues.
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

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended March 31, 2006 (Dollars in millions)

			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Revenues	$—	$189.3	$2.5	$201.5	$(4.9)	$388.4
Operating expenses	$4.3	155.2	4.6	167.9	(4.9)	327.1

Operating income (loss)	(4.3)	34.1	(2.1)	33.6	—	61.3
Equity in net earnings (losses) of unconsolidated affiliates and subsidiaries	19.7	(0.8)	—	1.5	(19.9)	0.5
Interest expense	(2.2)	(15.4)	(0.3)	(23.0)	0.3	(40.6)
Exchange loss	—	—	—	(4.2)	—	(4.2)
Other income & expense	0.1	1.1	—	1.9	(0.2)	2.9

Income (loss) before income taxes	13.3	19.0	(2.4)	9.8	(19.8)	19.9
Income tax provision (benefit)	0.4	4.7	(0.8)	2.7	—	7.0

Net income (loss)	$12.9	$14.3	$(1.6)	$7.1	$(19.8)	$12.9

	Three Months Ended March 31, 2005 (Dollars in millions)

			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Revenues	$—	$179.3	$5.0	$20.8	$(6.9)	$198.2
Operating expenses	4.0	149.6	4.8	21.9	(6.9)	173.4

Operating income (loss)	(4.0)	29.7	0.2	(1.1)	—	24.8
Equity in net earnings (losses) of unconsolidated affiliates and subsidiaries	9.9	(1.2)	—	(2.8)	(7.9)	(2.0)
Interest expense	(0.2)	(12.2)	(0.1)	(0.3)	0.4	(12.4)
Other income & expense	1.7	1.6	—	0.4	(0.4)	3.3

Income (loss) before income taxes	7.4	17.9	0.1	(3.8)	(7.9)	13.7
Income tax provision (benefit)	(0.5)	7.1	—	(1.0)	—	5.6

Net income (loss)	$7.9	$10.8	$0.1	$(2.8)	$(7.9)	$8.1

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING BALANCE SHEETS

	As of March 31, 2006 (Dollars in millions)

			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

ASSETS
Current Assets	$(55.8)	$569.0	$29.5	$291.3	$(364.3)	$469.7
Investments	1,731.3	435.4	—	460.5	(2,566.3)	60.9
Properties, net	0.7	1,319.1	236.4	747.0	(0.6)	2,302.6
Concession rights	—	—	—	1,348.7	—	1,348.7
Intangibles and other assets	7.7	24.0	4.9	215.7	(15.6)	236.7

Total assets	$1,683.9	$2,347.5	$270.8	$3,063.2	$(2,946.8)	$4,418.6

LIABILITIES AND EQUITY
Current liabilities	$129.2	$299.1	$248.8	$353.6	$(410.6)	$620.1
Long-term debt	0.2	645.0	0.6	933.1	—	1,578.9
Payable related to Grupo TFM acquisition	81.4	—	—	—	—	81.4
Deferred income taxes	(4.9)	430.6	(1.7)	5.2	(15.7)	413.5
Other liabilities	5.9	107.0	15.4	124.3	—	252.6
Stockholders’ equity	1,472.1	865.8	7.7	1,647.0	(2,520.5)	1,472.1

Total liabilities and equity	$1,683.9	$2,347.5	$270.8	$3,063.2	$(2,946.8)	$4,418.6

	As of December 31, 2005 (Dollars in millions)

			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

ASSETS
Current Assets	$2.4	$476.1	$20.3	$233.3	$(265.3)	$466.8
Investments	1,715.4	435.8	—	464.2	(2,555.1)	60.3
Properties, net	0.1	1,334.0	239.3	724.9	—	2,298.3
Concession rights	—	—	—	1,360.4	—	1,360.4
Goodwill and other assets	10.9	19.6	5.3	218.0	(16.0)	237.8

Total assets	$1,728.8	$2,265.5	$264.9	$3,000.8	$(2,836.4)	$4,423.6

LIABILITIES AND EQUITY
Current liabilities	$202.2	$141.0	$240.2	$257.8	$(267.5)	$573.7
Long-term debt	0.2	738.1	0.6	925.0	—	1,663.9
Payable related to Grupo TFM acquisition	98.1	—	0.7	26.6	(45.0)	80.4
Deferred income taxes	(3.5)	424.6	(0.5)	4.5	(15.9)	409.2
Other liabilities	5.6	110.5	14.6	139.5	—	270.2
Stockholders’ equity	1,426.2	851.3	9.3	1,647.4	(2,508.0)	1,426.2

Total liabilities and equity	$1,728.8	$2,265.5	$264.9	$3,000.8	$(2,836.4)	$4,423.6

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2006 (Dollars in millions)

			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Net cash flows provided by (used for) operating activities:
Excluding intercompany activity	$3.4	$61.7	$0.8	$3.4	$—	$69.3
Intercompany activity	42.9	(63.4)	(0.5)	21.0	—	—

Net cash flows provided by (used for) operating activities	46.3	(1.7)	0.3	24.4	—	69.3

Investing activities:
Property additions	—	(30.5)	—	(36.5)	—	(67.0)
Proceeds from disposal of property	—	—	—	0.3	—	0.3
Proceeds from sale of investments, net	—	8.2	—	—	—	8.2
Investments in and loans to affiliates	—	—	—	(0.2)	—	(0.2)

Net	—	(22.3)	—	(36.4)	—	(58.7)

Financing activities:
Proceeds from issuance of long-term debt	—	28.0	—	9.7	—	37.7
Repayment of long-term debt	—	(1.1)	—	(0.1)	—	(1.2)
Repayment of debt related to Grupo TFM acquisition	(44.0)	—	—	—	—	(44.0)
Debt issuance costs	—	(1.2)	—	—	—	(1.2)
Proceeds from stock plans	0.8	—	—	—	—	0.8
Deferred compensation — restricted stock deferred tax benefit	0.3	—	—	—	—	0.3
Tax benefit realized upon exercise of stock options	0.2	—	—	—	—	0.2
Cash dividends paid	(4.2)	—	—	—	—	(4.2)

Net	(46.9)	25.7	—	9.6	—	(11.6)

Cash and cash equivalents:
Net increase (decrease)	(0.6)	1.7	0.3	(2.4)	—	(1.0)
At beginning of period	0.7	20.7	(0.9)	10.6	—	31.1

At end of period	$0.1	$22.4	(0.6)	$8.2	$—	$30.1

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31, 2005 (Dollars in millions)

			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Net cash flows provided by (used for) operating activities:
Excluding intercompany activity	$16.8	$11.5	$2.3	$(3.5)	$(0.1)	$27.0
Intercompany activity	(6.8)	4.5	(2.8)	5.1	—	—

Net cash flows provided by (used for) operating activities	10.0	16.0	(0.5)	1.6	(0.1)	27.0

Investing activities:
Property additions	—	(17.5)	—	(1.4)	—	(18.9)
Proceeds from disposal of property	—	0.2	0.2	—	—	0.4
Investments in and loans to affiliates	(5.5)	—	—	(10.5)	10.7	(5.3)
Acquisition costs	(1.8)	—	—	—	—	(1.8)
Cash acquired from Mexrail	—	—	—	3.0	—	3.0
Repayment of loans to affiliates	—	—	—	4.5	(4.5)	—
Other, net	—	1.4	—	—	0.1	1.5

Net	(7.3)	(15.9)	0.2	(4.4)	6.3	(21.1)

Financing activities:
Proceeds from issuance of long-term debt	—	5.0	—	—	—	5.0
Repayment of long-term debt	(1.0)	(6.2)	—	—	—	(7.2)
Capital contribution	—	—	—	5.5	(5.5)	—
Proceeds from loans from affiliates	5.2	—	—	—	(5.2)	—
Repayment of loans from affiliates	(4.5)	—	—	—	4.5	—
Debt issuance costs	—	(0.1)	—	—	—	(0.1)
Proceeds from stock plans	1.2	—	—	—	—	1.2
Cash dividends paid	(2.1)	—	—	—	—	(2.1)

Net	(1.2)	(1.3)	—	5.5	(6.2)	(3.2)

Cash and cash equivalents:
Net increase (decrease)	1.5	(1.2)	(0.3)	2.7	—	2.7
At beginning of period	10.5	27.5	0.2	0.4	—	38.6

At end of period	$12.0	$26.3	$(0.1)	$3.1	$—	$41.3

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The discussion set forth below, as well as other portions of this Form 10-Q, contain forward-looking statements that are not based upon historical information. Such forward-looking statements are based upon information currently available to management and management’s perception thereof as of the date of this Form 10-Q. Readers can identify these forward-looking statements by the use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. The actual results of operations of Kansas City Southern (“We”, “Our”, “KCS” or the “Company”) could materially differ from those indicated in forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Risk Factors” and “ — Cautionary Information” which is on file with the U.S. Securities and Exchange Commission (File No. 1-4717) and which “Risk Factors” and “Cautionary Information” sections are hereby incorporated by reference herein. Readers are strongly encouraged to consider these factors when evaluating forward-looking statements. We will not update any forward-looking statements set forth in this Form 10-Q.
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
OVERVIEW
      During the first quarter of 2005, we operated under one reportable business segment in the rail transportation industry. Beginning in the second quarter of 2005 with the acquisition of a controlling interest in Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. (“Grupo TFM”), we began operating under two reportable business segments, which are defined geographically as United States (“U.S.”) and Mexico. The U.S. segment consists primarily of The Kansas City Southern Railway Company (“KCSR”) and Mexrail Inc., while the Mexico segment includes primarily Grupo TFM and its operating subsidiary Kansas City Southern de Mexico, S.A. de C.V. (“KCSM”). In both the U.S. and the Mexico segments, we generate our revenues and cash flows by providing our customers with freight delivery services both within our regions, and throughout North America through connections with other Class I rail carriers. Our customers conduct business in a number of different industries, including electric-generating utilities, chemical and petroleum products, paper and forest products, agriculture and mineral products, automotive products and intermodal transportation. Appropriate eliminations of revenue and reclassifications of operating revenues and expenses have been recorded in deriving consolidated data. Each of these segments is lead by separate boards of directors, operate and serve different geographical regions, and is subject to different customs, laws, and tax regulations.
      For the first quarter of 2005, Grupo TFM was an unconsolidated affiliate, and we used the equity method of accounting to recognize our proportionate share of Grupo TFM’s earnings. On completion of the acquisition of a controlling interest in Grupo TFM on April 1, 2005, KCS began including the operating revenues and expenses of Grupo TFM in its consolidated financial statements. Accordingly, the historical financial information for the first quarter of 2006 is not comparable to the first quarter of 2005 due to the acquisition of Grupo TFM. Effective January 1, 2005, the financial results of Mexrail are included in the U.S. segment of the consolidated financial statements of KCS.
FIRST QUARTER ANALYSIS
      Consolidated net income for the first quarter 2006 increased $4.8 million compared to the first quarter of 2005 primarily as a result of an increase in operating income of $36.5 million, partially offset by increased nonoperating expenses. The increase in operating income was primarily the result of the acquisition of Grupo TFM which accounted for $32.0 million while operating profits for the U.S. segment increased $4.5 million.
      On a consolidated basis, both revenues and operating expenses were significantly impacted by the acquisitions completed during the previous year. In addition to the acquisitions, revenue growth for the first quarter of 2006 continues to be driven by targeted rate increases and fuel surcharges that help, to a certain degree, to offset rising fuel prices. Consolidated operating costs generally increased consistent with price increases, particularly compensation and benefits and fuel expense.
2006 OUTLOOK
      For the remainder of 2006, management expects the growth in the North American economy to yield improvements and gains in our operating income. By uniting KCSR, Grupo TFM and Mexrail under the common control of KCS, we believe KCS will be a stronger, more competitive railway network. Additionally, we believe that common control of these railroads provides opportunities for enhanced competition and a stronger transportation alternative for cross-border shippers as well as providing KCS with the opportunity to gain additional operating efficiencies. We expect the continued strength of the North American economy to continue to drive higher demand for rail transportation services. With certain exceptions, primarily fuel, increases in variable operating expenses should be proportionate to changes in the volume. Gains in operating efficiencies are expected to be achieved as a result of process improvement initiatives in Mexico as we prepare to implement our transportation operating system in 2006. Fuel prices will continue to have a significant impact on our operating expenses.
      Completion of our transaction with the Norfolk Southern Corporation (“NS”) will further strengthen our position in the southeastern U.S. and provide capital for enhancement and expansion of the corridor between Shreveport, Louisiana and Meridian, Mississippi. We believe that this partnership with the NS will provide increased volume with the NS, as well as strengthen our ability to recognize our competitive advantage for multimodal shipments from the ports of Mexico to destinations throughout the U.S. and Canada.

RECENT DEVELOPMENTS
      KCS/ KCSR 2006 Credit Agreement. On April 28, 2006, KCS and KCSR entered into an amended and restated credit agreement, (the “2006 KCS Credit Agreement”), in an aggregate amount of $371.1 million with The Bank of Nova Scotia and other lenders named in the 2006 KCS Credit Agreement. Proceeds from the credit agreement were used to refinance existing credit facilities. The 2006 KCS Credit Agreement consists of (a) a $125,000,000 revolving credit facility with a letter of credit sublimit of $25,000,000 and swing line advances of up to $15,000,000, and (b) a $246,134,375 term loan facility. The maturity date is April 28, 2011 for the revolving credit facility, the letter of credit facility and swing line loan facility, and April 28, 2013 for the term loan facility. The 2006 KCS Credit Agreement contains covenants that restrict or prohibit certain actions, including, but not limited to, KCS’s ability to incur debt, create or suffer to exist liens, make prepayments of particular debt, pay dividends, make investments, engage in transactions with stockholders and affiliates, issue capital stock, sell certain assets, and engage in mergers and consolidations or in sale-leaseback transactions. In addition, KCS must meet certain consolidated interest coverage ratios, and consolidated leverage ratios. Failure to maintain compliance with covenants could constitute a default. Other events of default include, but are not limited to, certain payment defaults, certain bankruptcy and liquidation proceedings, a change of control, and certain adverse judgments or government actions. Any event of default could trigger acceleration of the time for payment of any amounts outstanding under the 2006 KCS Credit Agreement.
      KCS and NS Transaction. On December 1, 2005, KCS and its wholly-owned subsidiary KCSR entered into a transaction agreement (the “Transaction Agreement”) with NS and its wholly-owned subsidiary, The Alabama Great Southern Railroad Company (“AGS”), providing for, among other things, the formation of a limited liability company between the parties relating to the ownership and improvement of the KCSR rail line between Meridian, Mississippi and Shreveport, Louisiana (the “Line”), which is the portion of the KCSR rail line between Dallas, Texas and Meridian known as the “Meridian Speedway”.

      On April 10, 2006, KCS and NS announced that the Surface Transportation Board had concluded its environmental impact review and approved the transaction. On May 1, 2006, the Transaction Agreement was consummated. Concurrent with the consummation of the Transaction Agreement, KCS contributed the Line to the limited liability company and AGS, transferred $100 million representing the initial investment in the joint venture of which $40 million was distributed to KCS to reimburse it for capital expenditures that KCS made on the Line in the two years immediately preceding the closing. NS will make additional cash contributions over time, resulting in a total cash investment of $300 million.

RESULTS OF OPERATIONS
      Consolidated Net Income. The following table summarizes the income statement components of KCS for the quarters ended March 31, 2006 and 2005, respectively (in millions):

	Three Months Ended
	March 30,		Change

	2006	2005	In Dollars	Percentage

Revenues	$388.4	$198.2	$190.2	96.0%
Operating expenses	327.1	173.4	153.7	88.6%

Operating income	61.3	24.8	36.5	147.2%
Equity in net earnings of unconsolidated affiliates	0.5	(2.0)	2.5	(125.0%	)
Interest expense	(40.6)	(12.4)	(28.2)	227.4%
Exchange loss (profit), net	(4.2)	—	(4.2)	nm
Other income	2.9	3.3	(0.4)	(12.1%	)

Income before income taxes	19.9	13.7	6.2	45.3%
Income tax provision	7.0	5.6	1.4	25.0%

Net Income	12.9	8.1	4.8	59.3%

nm — percentage not meaningful
      U.S. Segment. Operating income for the U.S. segment was $29.3 million for the three months ended March 31, 2006, compared to $24.8 million in the same period in 2005.
      U.S. Revenues. Revenue for our U.S. segment constituted approximately 54.7% and 100% of KCS’s consolidated revenue for the quarters ended March 31, 2006 and 2005, respectively. The following table summarizes U.S. revenues, including the consolidated revenues and carload statistics of KCSR and Mexrail, for the quarters ended March 31, 2006 and 2005.

	Revenues					Carloads and Intermodal Units

	(In millions)					(In thousands)
	Three Months Ended					Three Months Ended
	March 31,		Change			March 31,		Change

	2006	2005	In Dollars	Percentage		2006	2005	In Units	Percentage

General commodities:
Chemical and petroleum	$41.1	$39.2	$1.9	4.8%		38.8	40.9	(2.1)	(5.1%	)
Forest products and metals	59.0	51.5	7.5	14.5%		50.2	54.4	(4.2)	(7.7%	)
Agricultural and mineral	48.0	45.5	2.5	5.5%		44.1	49.6	(5.5)	(11.1%	)

Total general commodities	148.1	136.2	11.9	8.7%		133.1	144.9	(11.8)	(8.1%	)
Intermodal and automotive	17.1	17.9	(0.8)	(4.5%	)	74.2	80.7	(6.5)	(8.1%	)
Coal	32.9	30.7	2.2	7.1%		62.1	60.4	1.7	2.8%

Carload revenues and carload and intermodal units	198.1	184.8	13.3	7.2%		269.4	286.0	(16.6)	(5.8%	)

Other revenues	14.5	13.4	1.1	8.2%

US revenues	$212.6	$198.2	$14.4	7.3%

      U.S. operations experienced revenue increases in all commodity groups except for intermodal due to a combination of strategic price adjustments, targeted price improvements and increased fuel surcharge revenue. The following discussion provides an analysis of our revenues by commodity group.
      Chemical and petroleum products. U.S. chemical and petroleum products experienced volume increases primarily in the agri-chemicals commodity group due to new business, which was more than offset by volume declines, primarily in the petroleum group, as plants along the Gulf Coast continue to recover from the hurricane.
      Forest products and metals. For the quarter ended March 31, 2006, forest products and metals revenue for the U.S. segment experienced flat to modest volume declines in all commodities with the exception of logs and chips carloadings. Declines in logs and chips carload volumes (comprising most of the volume decline in this commodity group) were due to rate adjustments designed to improve yield and were offset in part by increased military carloadings.
      Agricultural and mineral products. For the quarter ended March 31, 2006, all commodities experienced increased revenues exclusive of the increase in fuel surcharges. Grain traffic accounts for the majority of the decrease in carloads while revenues were flat.
      Coal. Increases in U.S. segment coal revenues for the quarter ended March 31, 2006 compared to the same period in 2005 were due primarily to the addition of two new coal customers that were previously served by other railroads, certain targeted rate increases related to renegotiated contracts and overall increases in carloadings and traffic volumes at certain electric generating stations in response to demand.
      U.S. Operating Expenses. For the quarter ended March 31, 2006, U.S. operating expenses increased $9.9 million when compared to the same period in 2005. The following table summarizes U.S. segment operating expenses (in millions) for the quarters ended March 31, 2006 and 2005.

	Three Months Ended
	March 31,		Change

	2006	2005	In Dollars	Percentage

Compensation and benefits	$64.1	$61.3	$2.8	4.6%
Purchased services	19.7	20.8	(1.1)	(5.3%	)
Fuel	31.5	26.5	5.0	18.9%
Equipment costs	23.9	16.2	7.7	47.5%
Depreciation and amortization	15.3	14.3	1.0	7.0%
Casualties and insurance	8.8	12.7	(3.9)	(30.7%	)
Other	20.0	21.6	(1.6)	(7.4%	)

Total consolidated operating expenses	$183.3	$173.4	$9.9	5.7%

      Compensation and Benefits. Increases in compensation and benefits expense for the quarter ended March 31, 2006 compared to the same period in 2005 were primarily the result of annual wage and salary rate increases which were effective January 1, 2006, combined with the impact of approximately $1.3 million related to increased stock compensation expense. The average headcount for the year to date period ended March 31, 2006 was substantially the same as 2005.
      Purchased Services. Purchased services expense for the quarter ended March 31, 2006 decreased compared to the same period in 2005, primarily due to a reduction in fees related to the settlement of issues in Mexico which occurred in the second and third quarters of 2005.
      Fuel. This quarter to quarter increase was a result of the increase in fuel price. Gallons consumed were substantially unchanged from the first quarter 2005. These increases were partially offset by the increased fuel surcharge included in revenues.

      Equipment Costs. Equipment costs for the quarter ended March 31, 2006 increased compared to the same period in 2005, primarily due to higher car hire cost resulting from longer cycle times early in the quarter and the addition of locomotives to the KCSR locomotive fleet.
      Depreciation and Amortization. Depreciation and amortization expense for the quarter ended March 31, 2006 increased compared to the same period in 2005, as a result of a higher asset base, partially offset by property retirements.
      Casualties and Insurance. During the first quarter of 2006, the Company updated its actuarial study of all of its casualty reserves. Based on that study, the reserves for FELA, third-party, and occupational illness claims were decreased by $4.4 million. The net charge to first quarter 2006 operating income was $1.5 million as compared to $4.8 million in the first quarter of 2005.
      Mexico Segment. KCS acquired a controlling interest in Grupo TFM effective April 1, 2005. The three month period ended March 31, 2006 results reflects the impact of charges and costs associated with the acquisition, as well as the effect of fair value adjustments as required by purchase accounting. Management evaluates the results of its Mexico operations based on its operating performance during the current quarter and comparison to plan. Operating income for the three months ended March 31, 2006 was $32.0 million.
      Mexico Revenues. Revenue for our Mexico segment constituted approximately 45.3% of KCS’s consolidated revenue for the quarter ended March 31, 2006. The following table summarizes consolidated Mexico revenues, including the revenues and carload statistics, for the three month periods ended March 31, 2006 and 2005. Although not consolidated in previous years, revenue recognition policies for our Mexico operations were consistent with those of U.S. operations in all material respects; therefore, commodity statistics for the quarter ended March 31, 2005 are presented for purposes of comparison.

	Revenues					Carloads and Intermodal Units

	(In millions)					(In thousands)
	Three Months Ended					Three Months Ended
	March 31,		Change			March 31,		Change

	2006	2005	In Dollars	Percentage		2006	2005	In Units	Percentage

General commodities:
Chemical and petroleum	$32.1	$32.1	$—	0.0%		24.4	25.6	(1.2)	(4.7%	)
Forest products and metals	52.5	44.7	7.8	17.4%		50.5	49.9	0.6	1.2%
Agricultural and mineral	48.9	50.3	(1.4)	(2.8%	)	45.5	47.7	(2.2)	(4.6%	)

Total general commodities	133.5	127.1	6.4	5.0%		120.4	123.2	(2.8)	(2.3%	)
Intermodal and automotive	38.2	41.1	(2.9)	(7.1%	)	73.7	76.6	(2.9)	(3.8%	)

Carload revenues and carload and intermodal units	171.7	168.2	3.5	2.1%		194.1	199.8	(5.7)	(2.9%	)

Other revenues	4.1	1.9	2.2	115.8%

Mexico revenues	$175.8	$170.1	$5.7	3.4%

      Revenues for the three months ended March 31, 2006 increased $5.7 million over the same period in the prior year. This increase was primarily attributable to the impact of fuel surcharges of $3.1 million and targeted rate increases.
      Forest products and metals. Revenues increased during the three months ended March 31, 2006 as a result of change in the production process for a major customer. This change results in a longer haul of steel slab and steel coils, improving revenues.
      Agriculture and mineral. Revenues from agriculture products decreased during the three months ended March 31, 2006 compared to the same periods in 2005. Increases resulting from fuel surcharges and price adjustments were partially offset by a reduction in import shipments of soybeans, sorghum and wheat products combined with shorter lengths of haul during the three months ended March 31, 2006.

      Intermodal and Automotive. Revenue in this commodity group decreased primarily as a result of decreases in automotive volumes resulting from lower domestic traffic offset by targeted increases in rates.
      Mexico Operating Expenses. As more fully described in our 2005 Annual Report on Form 10-K, KCS has made certain adjustments to the accounting policies of Grupo TFM to conform the accounting for certain expense items, such as depreciation, to our existing policies for US operations. As a result, we do not believe that Grupo TFM’s predecessor financial statements were prepared on a basis that is fully comparable to the period ended March 31, 2006.
      Consolidated Interest Expense. Consolidated interest expense for the quarter ended March 31, 2006 increased $28.2 million compared to the quarter ended March 31, 2005. This increase was the result of the addition of interest expense of $23.0 million year to date March 31, 2006 due to the acquisition of Grupo TFM plus increased borrowings under the revolving credit facility and higher floating interest rates.
      Consolidated Income Tax Provision (Benefit). For the quarter ended March 31, 2006, KCS’s income tax provision was $7.0 million as compared to a $5.6 million provision for the quarter ended March 31, 2005. The effective income tax rate was 35.2% and 40.9% for the quarters ended March 31, 2006 and 2005, respectively. The primary causes of the decrease in the consolidated effective rate are the lower 2006 Mexican statutory tax rate of 29% as compared to U.S. statutory rate of 35% and the impact of foreign exchange rate fluctuations.

LIQUIDITY AND CAPITAL RESOURCES
      KCS is a highly leveraged company. Our primary sources of liquidity are cash flows generated from operations, borrowings under our revolving credit facilities and access to debt and equity capital markets. Although we have had excellent access to capital markets, as a highly leveraged company the financial terms under which we obtain funding often contain certain restrictive covenants. Our covenants restrict or prohibit certain actions, including, but not limited to, our ability to incur debt, create or suffer to exist liens, make prepayments of particular debt, pay dividends, make investments, engage in transactions with stockholders and affiliates, issue capital stock, sell certain assets, and engage in mergers and consolidations or in sale-leaseback transactions. These covenants restrict our financial flexibility. As of March 31, 2006, our total available liquidity, defined as the cash balance plus revolving credit facility availability, was approximately $30 million.
      Summary cash flow data for the Company is as follows (in millions):

	Three Months
	Ended March 31,

	2006	2005

Cash flows provided by (used for):
Operating activities	$69.3	$27.0
Investing activities	(58.7)	(21.1)
Financing activities	(11.6)	(3.2)

Cash and cash equivalents:
Net increase (decrease)	(1.0)	2.7
At beginning of year	31.1	38.6

At end of period	$30.1	$41.3

      During the quarter ended March 31, 2006, KCS’s consolidated cash position decreased $1.0 million from December 31, 2005, as a result of increases in operating activity which were offset by outflows for investing and financing activities. Net operating cash inflows were $69.3 million and $27.0 million for the quarters ended March 31, 2006 and 2005, respectively. The $42.3 million increase in operating cash flows was primarily attributable to the consolidation of Grupo TFM and improved operating performance.

      Net investing cash outflows were $58.7 million and $21.1 million for the year to date periods ended March 31, 2006 and 2005, respectively. Net cash outflows were impacted by a $48.1 million increase in capital expenditures.
      Cash flows for operating, investing and financing activities include the cash flow activities of Grupo TFM in the 2006 quarter. Our consolidated ratio of debt to total capitalization was 54.9% and 56.6% at March 31, 2006 and December 31, 2005, respectively.
      The following table summarizes the cash capital expenditures by type (in millions):

	Three Months
	Ended March 31,

	2006	2005

Track infrastructure	$57.2	$12.8
Locomotives, freight cars and other equipment	6.0	1.0
Information technology	0.3	0.8
Facilities and improvements	—	0.3
Other	3.5	4.0

Total capital expenditures	$67.0	$18.9

      Capital improvements for track structures have historically been funded with cash flows from operations and external debt. KCS has historically used equipment trust certificates, internally generated cash flows or leasing for acquisition of locomotives and rolling stock.
      We believe that our cash and other liquid assets, operating cash flows, access to capital markets, and other available financing resources are sufficient to fund anticipated operating, capital and debt service requirements and other commitments through 2006. Our operating cash flows and financing alternatives, however, can be impacted by various factors, some of which are outside of our control. Additionally, we are subject to economic factors surrounding capital markets, and our ability to obtain financing under reasonable terms is subject to market conditions. Further, our cost of debt can be impacted by independent rating agencies, which assign debt ratings based on certain credit measurements, such as interest coverage and leverage ratios.
      On April 10, 2006 Standard & Poor’s Ratings Services lowered its corporate credit rating on KCS and KCSM to ‘B’ from ‘BB-’ and also lowered its ratings on the companies’ senior secured debt to ‘BB-’ from ‘BB+’ and senior unsecured debt to ‘B-’ from ‘B+’. All ratings remain on CreditWatch with negative implications where they were placed on April 4, 2006.
      On April 28, 2006 Moody’s Investor Service lowered its ratings on KCS and subsidiaries (“Corporate Family”) to ‘B2’ from ‘B1’ and lowered its ratings on the companies’ senior secured debt to ‘B1’ from ‘Ba3’ and senior unsecured debt to ‘B3’ from ‘B2’. The outlook is negative. These rating actions complete the review of KCS’ ratings initiated by Moody’s Investor Service on April 5, 2006.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
      None

Item 4.	Controls and Procedures
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
      KCS management considers the acquisition of Grupo TFM on April 1, 2005 to be material to the results of operations, financial position and cash flows from the date of acquisition through March 31, 2006 and considers the internal controls and procedures of Grupo TFM to have a material affect on the Company’s internal control over financial reporting. Management is currently executing post merger integration plans which include converting accounting information systems and ongoing internal control evaluation. To meet our quarterly certification requirements and in anticipation of incorporating Grupo TFM into our 2006 Sarbanes-Oxley compliance process, we will also be performing a detailed review of Grupo TFM’s internal control structure to ensure that its controls over financial reporting are consistent with KCS’s policies and procedures. Although this process is ongoing. We may identify control deficiencies during this process. KCS intends to extend its Sarbanes-Oxley Act Section 404 compliance program to include Grupo TFM with an effective date no later than December 31, 2006.

•	KCS implemented the SAP Enterprise Resource Planning system on January 1, 2006 to operate a substantial portion of the Company’s accounting transactions. Management has implemented new or revised internal controls in connection with this deployment.

•	Furthermore, the KCS tax department implemented the remediation plan, as described in Item 9A of the Company’s most recent Form 10-K, to address the material weakness in the Company’s internal controls over financial reporting at December 31, 2005.
      Except as set forth above, there have not been any changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter for which this Quarterly Report on Form 10-Q is filed that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
      Part I, Item 1. “Financial Statements”, Note 9 to the Consolidated Financial Statements of this Form 10-Q is hereby incorporated herein by reference.

Item 1A.	Risk Factors
      None.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds
      None

Item 3.	Defaults Upon Senior Securities
      None

Item 4.	Submission of Matters to a Vote of Security Holders
      The Company held its 2006 Annual Meeting of Stockholders (“Annual Meeting”) on May 4, 2006. A total of 61,453,855 shares of the Common stock, $.01 per share par value, and Preferred stock, par value $25.00 per share, or 83% of the outstanding voting stock on the record date (74,023,974 shares), was represented at the Annual Meeting, thereby constituting a quorum. These shares voted together as a single class.

      Proxies for the meeting were solicited pursuant to Regulation 14A; there was no solicitation in opposition to management’s nominees for directors as listed in such Proxy Statement and all such nominees were elected. The voting for the election of directors was as follows:

Total Shares

Election of two Directors
(i) Michael R. Haverty
For	65,724,474
Against	—
Withheld	6,094,397

Total	71,818,871

(ii) Thomas A. McDonnell
For	44,994,442
Against	—
Withheld	6,094,397

Total	51,088,839

      Listed below is the other matter voted on at the Company’s Annual Meeting. This matter is fully described in the Company’s Definitive Proxy Statement. The voting was as follows:

Total Shares

Ratification of Audit Committee’s Selection of Independent Auditors
For	61,188,571
Against	180,780
Withheld	84,504

Total	61,453,855

Item 5.	Other Information
      None

Item 6.	Exhibits

Exhibit No.

3.2	By laws of Kansas City Southern, as amended and restated to May 4, 2006, is attached hereto as exhibit 3.2.
10.1	Final Amended and Restated Credit Agreement dated as of April 28, 2006 among KCSR, KCS, the subsidiary guarantors, The Bank of Nova Scotia, as administrative and collateral agent, Morgan Stanley Senior Funding, Inc. and Harris N.A., as co-syndication agents, LaSalle Bank National Association and Bank of Tokyo-Mitsubishi UFJ Trust Company, as co-documentation agents, Scotia Capital as lead arranger and bookrunner, and the other lenders named in the Credit Agreement is attached hereto as exhibit 10.1.
10.2	Amendment No. 2 to the December 1, 2005 Transaction Agreement (filed as exhibit 10.46 to the KCS 2005 for 10-K) made and entered into as of May 1, 2006 by and among Kansas City Southern, a Delaware Corporation (“KCS”), The Kansas City Southern Railway Company, a Missouri Corporation (“KCSR”), Norfolk Southern Corporation, a Virginia corporation (“NS”), and The Alabama Great Southern Railroad Company, an Alabama corporation and Subsidiary of NS (“AGS”) is attached hereto as Exhibit 10.2.
10.3	Limited Liability Company Agreement of Meridian Speedway, LLC by and between The Alabama Great Southern Railroad Company and Kansas City Southern as of May 1, 2006 is attached hereto as Exhibit 10.3.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached hereto as Exhibit 31.1.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached hereto as Exhibit 31.2.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached hereto as Exhibit 32.1.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached hereto as Exhibit 32.2.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on May 9, 2006.

Kansas City Southern

/s/ Ronald G. Russ

Ronald G. Russ
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ James S. Brook

James S. Brook
Vice President and Comptroller
(Principal Accounting Officer)