Form 10-Q
period 2006-06-30
KANSAS CITY SOUTHERN
filed 2006-08-08
CIK 54480

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2006

Common Stock, $0.01 per share par value	75,631,816 Shares

KANSAS CITY SOUTHERN
FORM 10-Q
June 30, 2006

KANSAS CITY SOUTHERN
FORM 10-Q
June 30, 2006
PART I — FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
Introductory Comments
      The Consolidated Financial Statements included herein have been prepared by Kansas City Southern (the “Company” or “KCS”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed, or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and the notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q. For the three and six months ended June 30, 2006, these financial statements include the results of operations and cash flows of Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. (“Grupo TFM”) which was consolidated on April 1, 2005, as a result of the acquisition by KCS as of that date. Accordingly, the results of operations for the six months ended June 30, 2005 include Grupo TFM on a consolidated basis for the three months ended June 30, 2005 and as an equity method investment for the three months ended March 31, 2005. Results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results expected for the full year 2006.

KANSAS CITY SOUTHERN
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except share and per share data)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2006	2005	2006	2005

Revenues	$413.1	$381.1	$801.5	$579.3
Operating expenses
Compensation and benefits	93.0	93.4	187.0	154.7
Fuel	63.1	56.5	121.4	83.0
Purchased services	52.4	56.6	107.3	76.4
Equipment costs	39.3	41.5	84.0	58.6
Depreciation and amortization	36.8	40.4	75.2	54.7
Casualties and insurance	15.5	22.0	28.1	34.7
KCSM employees’ statutory profit sharing	4.6	38.7	5.6	38.7
Other	30.9	40.3	54.1	62.0

Total operating expenses	335.6	389.4	662.7	562.8

Operating income (loss)	77.5	(8.3)	138.8	16.5
Equity in net earnings (loss) of unconsolidated affiliates	2.0	1.5	2.5	(0.6)
Interest expense	(40.6)	(38.7)	(81.2)	(51.0)
Debt retirement costs	(2.2)	(3.9)	(2.2)	(3.9)
Exchange gain (loss)	(7.0)	4.3	(11.2)	4.3
Other income	2.9	3.8	5.8	7.1

Income (loss) before income taxes and minority interest	32.6	(41.3)	52.5	(27.6)
Income tax provision	8.5	1.6	15.5	7.2

Income (loss) before minority interest	24.1	(42.9)	37.0	(34.8)
Minority interest	—	(17.8)	—	(17.8)

Net income (loss)	24.1	(25.1)	37.0	(17.0)
Preferred stock dividends	4.9	2.2	9.8	4.4

Net income (loss) available to common shareholders	$19.2	$(27.3)	$27.2	$(21.4)

Per Share Data
Earnings per common share — basic	0.26	$(0.33)	$0.37	$(0.29)

Earnings per share — diluted	$0.24	$(0.33)	$0.36	$(0.29)

Weighted average Common shares outstanding (in thousands)
Basic	74,464	81,707	73,661	72,604
Potential dilutive Common shares	18,088	—	16,355	—

Diluted	92,552	81,707	90,016	72,604

See accompanying notes to consolidated financial statements.

KANSAS CITY SOUTHERN
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share amounts)

	June 30,	December 31,
	2006	2005

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$22.2	$31.1
Restricted funds	62.5	—
Accounts receivable (net of allowance for doubtful accounts of 31.0 and 24.1, respectively)	299.3	315.7
Receivable from related parties	0.9	—
Inventories	87.6	73.9
Other current assets	41.7	46.1

Total current assets	514.2	466.8

Investments	63.2	60.3
Properties (net of accumulated depreciation of $860.4 and $820.4, respectively)	2,320.6	2,298.3
Concession rights (net of $70.6 and $41.2 accumulated amortization, respectively)	1,331.3	1,360.4
Goodwill	10.6	10.6
Deferred income tax asset	146.7	152.2
Restricted funds	3.0	9.0
Other assets	71.8	66.0

Total assets	$4,461.4	$4,423.6

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Debt due within one year	$175.2	$38.0
Accounts and wages payable	172.0	215.4
Payable to related parties	—	0.3
Current liability related to Grupo TFM acquisition	49.9	78.3
Accrued liabilities	223.8	241.7

Total current liabilities	620.9	573.7

Other Liabilities:
Long-term debt	1,542.4	1,663.9
Long-term liability related to Grupo TFM acquisition	32.2	80.4
Deferred income tax liability	416.1	409.2
KCSM employees’ deferred statutory profit sharing	40.0	29.0
Other noncurrent liabilities and deferred credits	211.5	241.2

Total other liabilities	2,242.2	2,423.7

Minority interest	100.0	—
Stockholders’ Equity:
$25 par, 4% Noncumulative, Preferred stock, 840,000 shares authorized, 649,736 shares issued, 242,170 shares outstanding at June 30, 2006 and December 31, 2005, respectively	6.1	6.1
$1 par, 4.25%, Series C — Cumulative Convertible Preferred stock, 400,000 shares authorized, issued and outstanding, liquidation preference of $200 million at June 30, 2006 and December 31, 2005, respectively	0.4	0.4
$1 par, 5.125%,Series D — Cumulative Convertible Preferred stock, 210,000 shares authorized, issued and outstanding, liquidation preference of $210 million at June 30, 2006 and December 31, 2005, respectively	0.2	0.2
$.01 par, Common stock, 400,000,000 shares authorized, 91,369,116 shares issued, 75,585,087 and 73,412,081 shares outstanding at June 30, 2006 and December 31, 2005, respectively	0.7	0.7
Paid in capital	517.8	473.1
Retained earnings	973.3	946.1
Accumulated other comprehensive income	(0.2)	(0.4)

Total stockholders’ equity	1,498.3	1,426.2

Total liabilities and stockholders’ equity	$4,461.4	$4,423.6

See accompanying notes to consolidated financial statements.

KANSAS CITY SOUTHERN
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Six Months Ended
	June 30,

	2006	2005

CASH FLOWS PROVIDED BY (USED FOR):
OPERATING ACTIVITIES:
Net income	$37.0	$(17.0)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	75.2	54.7
Deferred income taxes	15.6	34.9
KCSM employees statutory profit sharing	5.6	(38.7)
Equity in undistributed (earnings) losses of unconsolidated affiliates	(2.5)	0.6
Funding of restricted funds	—	(9.0)
Minority interest	—	(17.8)
Distributions from unconsolidated affiliates	—	8.3
Other operating activities	0.7	1.6
Changes in working capital items
Accounts receivable	15.4	35.0
Inventories	(13.8)	(7.1)
Other current assets	4.1	2.5
Accounts and wages payable	(40.2)	(3.8)
Accrued liabilities	(28.8)	(3.6)
Other, net	(12.4)	(7.8)

Net cash provided by operating activities	55.9	32.8

INVESTING ACTIVITIES:
Property acquisitions	(103.4)	(67.1)
Minority investor’s contribution to MSLLC	100.0	—
Funding of restricted cash — MSLLC	(60.0)	—
Investment in and loans to affiliates	—	(10.1)
Acquisition costs	—	(8.0)
Cash of Mexrail at date of acquisition	—	3.0
Cash of Grupo TFM at date of acquisition	—	5.5
Other, net	8.5	2.4

Net cash used for investing activities	(54.9)	(74.3)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	405.2	522.0
Repayment of long-term debt	(362.6)	(473.5)
Repayment of debt related to Grupo TFM acquisition	(44.0)	—
Debt issuance costs	(9.5)	(2.8)
Proceeds from stock plans	5.2	3.4
Cash dividends paid	(4.2)	(4.4)

Net cash provided by financing activities	(9.9)	44.7

CASH AND CASH EQUIVALENTS:
Net increase (decrease) in cash and cash equivalents	(8.9)	3.2
At beginning of year	31.1	38.6

At end of period	$22.2	$41.8

See accompanying notes to consolidated financial statements.

KANSAS CITY SOUTHERN
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in millions, except share amounts)
(Unaudited)

		$1 Par Cumulative
	$25 Par			$.01 Par			Accumulated
	Preferred	Series C	Series D	Common	Paid in	Retained	Comprehensive
	Stock	4.25%	5.125%	Stock	Capital	Earnings	Income (Loss)	Total

Balance at December 31, 2005	$6.1	$0.4	$0.2	$0.7	$473.1	$946.1	$(0.4)	$1,426.2
Comprehensive income:
Net income						37.0
Amortization of loss related to interest rate swaps							0.2
Comprehensive income								37.2
Dividends on $25 Par Preferred Stock ($0.75/share)						(0.1)		(0.1)
Dividends on $1 Series C Cumulative Convertible Preferred Stock ($21.25/share)						(4.2)		(4.2)
Dividends on $1 Series D Cumulative Convertible Preferred Stock ($12.81/share)						(5.5)		(5.5)
Tax benefit on options exercised					1.9			1.9
Share-based compensation					2.6			2.6
Stock issued in acquisition of Grupo TFM					35.0			35.0
Options exercised and ESPP stock subscribed					5.2			5.2

Balance at June 30, 2006	$6.1	$0.4	$0.2	$0.7	$517.8	$973.3	$(0.2)	$1,498.3

See accompanying notes to consolidated financial statements.

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Accounting Policies and Interim Financial Statements.
      In the opinion of the management of KCS, the accompanying unaudited consolidated financial statements contain all adjustments necessary, which are of a normal and recurring nature, to present fairly the financial position of the Company and its subsidiary companies as of June 30, 2006 and December 31, 2005, the results of its operations for the three and six months ended June 30, 2006 and 2005, its cash flows for the six months ended June 30, 2006 and 2005, and its changes in stockholders’ equity for the six months ended June 30, 2006. The accompanying consolidated financial statements have been prepared consistently with accounting policies described in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2005. The results of operations for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year 2006. For information regarding the Company’s critical accounting policies and estimates, please see Item 7 of the Company’s Annual Report on Form 10-K “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.” Certain prior year amounts have been reclassified to conform to the current year presentation.
      Beginning April 1, 2005, the financial position and results of operations of Grupo TFM and its operating subsidiary, Kansas City Southern de México, S.A. de C.V. (“KCSM”), are consolidated into KCS. Management is continuing to execute post-merger integration plans, which include converting accounting and operating information systems.
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
      In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which clarifies the accounting for uncertainties in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the financial statements.

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Restricted Funds — JSIB Consulting. In connection with KCS’s acquisition of the controlling interest in Grupo TFM (the “Acquisition”), KCS entered into a consulting agreement (the “Consulting Agreement”) with José F. Serrano International Business, S.A. de C.V. (“JSIB”), a consulting company controlled by Jose Serrano, Chairman of the Board of Grupo TMM, S.A. (“TMM”), which became effective April 1, 2005. Under this agreement, JSIB will provide consulting services to KCS in connection with the portion of the business of KCS in Mexico for a period of three years. As consideration for these services, subject to the terms and conditions of the Consulting Agreement, JSIB receives an annual fee of $3.0 million. The Consulting Agreement required KCS to deposit the total amount of annual fees payable under the Consulting Agreement ($9.0 million) in cash to be held and released in accordance with the terms and conditions of the Consulting Agreement and the applicable escrow agreement. On January 12, 2006, the first $3.0 million annual fee was released from the escrow account. Accordingly the balance in restricted cash was $6.0 million, of which $3.0 million was included in current assets and $3.0 million was included in noncurrent assets on June 30, 2006. JSIB directs the investment of the escrow fund and all gains and losses accrue in the fund to the benefit of JSIB. Such amounts are payable concurrent with the payment of the annual fee.
      Restricted Funds — MSLLC. In connection with the formation of the Meridian Speedway, LLC (“MSLLC”), Norfolk Southern Corporation (“NS”) through its wholly-owned subsidiary, The Alabama Great Southern Railroad Company (“AGS”) contributed $100.0 million to MSLLC, representing the initial NS investment in the joint venture. Of this initial investment, $40.0 million was distributed to KCS as reimbursement for capital expenditures that had been made to the property contributed to MSLLC by KCS in the two years immediately preceding such contribution. The balance of the NS investment was recorded as restricted funds of $59.5 million as of June 30, 2006. Substantially all of these funds will be used for capital improvements over the next twelve months to increase capacity and improve transit times over the Meridian Speedway, the rail line between Shreveport, Louisiana and Meridian, Mississippi, owned by MSLLC.
      Liabilities Related to the Grupo TFM Acquisition. In connection with the acquisition of Grupo TFM and the final resolution of the VAT Claim and Put, as defined in the Amended and Restated Acquisition Agreement dated December 15, 2004 (“Acquisition Agreement”), the Company has recorded certain liabilities payable to TMM, as summarized below.

•	$47.0 million in Escrow Notes, which are subject to reduction for certain potential losses related to breaches of certain representations, warranties, or covenants in the Acquisition Agreement by TMM, or claims relating thereto, or under other conditions. The $47.0 million amount is payable on or before April 1, 2007 and accrues interest at a stated rate of 5.0%. The $47.0 million and related interest is payable in cash or in stock (shares to be determined based on the volume weighted average price (the “VWAP”) 20 days prior to the settlement) at the Company’s discretion. Accordingly, as of June 30, 2006, the Company has included $49.9 million for this liability and the related accrued interest.

•	A contingent payment of up to $110.0 million payable to TMM as a result of the final resolution of the VAT Claim and Put which will be settled in three parts: (i) $35.0 million in stock (shares to be determined based on the VWAP 20 days prior to the final resolution of the VAT Claim and Put, as defined in the Acquisition Agreement); (ii) $35.0 million in cash upon final resolution of the VAT Claim and Put, as defined in the Acquisition Agreement; and (iii) up to an additional $40.0 million in cash or stock (shares to be determined based on the VWAP in accordance with the terms of the Acquisition Agreement) payable no more than five years from the final closing date. The liability is non-interest bearing; therefore, at December 31, 2005 the liability was recorded at its present value based on a 5.0% discount rate, consistent with the stated rate of similar interest bearing notes in the Acquisition Agreement.

On March 13, 2006, in settlement of the obligation to TMM, KCS paid $35 million in cash, issued 1,494,469 shares of KCS Common Stock at the VWAP price of $23.4197, as determined in connection

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with the Acquisition Agreement, and issued a $40 million, five year note. Accordingly, at June 30, 2006 the Company has recorded a non-current liability of $32.2 million to be settled in 5 years.

•	A one time incentive payment to JSIB of $9.0 million became payable upon final resolution of the VAT Claim and Put. On March 13, 2006, KCS paid $9.0 million in cash to JSIB.
      Stock-Based Compensation. The Company adopted Statement of Financial Accounting Standards No. 123R (Revised) (“SFAS 123R”), Share-Based Payments, on January 1, 2006. This statement requires KCS to recognize the cost of employee services received in exchange for the Company’s equity instruments. Under SFAS 123R, KCS is required to record compensation expense over an award’s vesting period based on the award’s fair value at the date of grant. KCS has elected to adopt SFAS 123R on a modified prospective basis; accordingly, the financial statements for periods prior to January 1, 2006, will not include compensation cost calculated under the fair value method.
      Prior to January 1, 2006, the Company applied Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, and, therefore, recorded the intrinsic value of stock-based compensation as expense. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123R to stock-based employee compensation prior to January 1, 2006:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005

Net loss:
As reported	$(25.1)	$(17.0)
Total stock-based compensation expense determined under fair value method, net of income taxes	(0.3)	(0.4)

Pro forma	$(25.4)	$(17.4)

Earnings per Basic share:
As reported	$(0.33)	$(0.29)
Pro forma	$(0.33)	$(0.29)
Earnings per Diluted share:
As reported	$(0.33)	$(0.29)
Pro forma	$(0.33)	$(0.29)

2.	Stock-Based Compensation.
      Effective January 1, 2006 SFAS 123R was adopted requiring the Company to measure the cost of stock awards at grant date fair value in exchange for employee services rendered. All stock options, Employee Stock Purchase Plan (“ESPP”) awards and restricted stock awards are granted at their market value as of the date of grant. Their fair value is determined as of the date of grant and recorded as compensation expense over the vesting period. Restricted stock awards are valued at their market value as of the date of grant. Stock options and ESPP awards are valued at their fair value as determined using the Black-Scholes pricing method.

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Awards
      Five new Restricted Stock Awards were granted in the second quarter of 2006 bringing the year to date total to seven under the Kansas City Southern 1991 Amended and Restated Stock Option and Performance Award Plan (the “Plan”). Under the Plan, 16 million shares are authorized to be awarded under various equity incentive plans. Restricted Stock granted in 2006 is summarized in the following table:

		Share Price
	Shares	on
Grant Date	Granted	Date of Grant

January 19, 2006	208,502	$25.92
February 17, 2006	40,000	$24.19
May 1, 2006	20,000	$24.35
May 4, 2006	30,000	$27.43
May 15, 2006	25,000	$26.18
June 9, 2005	60,000	$25.80
June 13, 2006	10,000	$25.05
      Awards vest over 5 years and have a contractual term of 10 years. Compensation cost, net of tax, for the three and six months ended June 30, 2006 totaled $0.5 million and $1.1 million, respectively, compared with $0.2 million and $0.4 million for the three and six months ended June 30, 2005, respectively.
      As of June 30, 2006, there was $13.1 million of unrecognized compensation cost related to the Company’s outstanding restricted stock. This cost is expected to be recognized over a weighted-average period of 4.5 years. The total intrinsic value of the restricted stock outstanding at June 30, 2006 and 2005 was $15.2 million and $5.0 million, respectively. The fair value of shares vested in the three and six months ended June 30, 2006 was $0.8 million and $1.7 million, respectively.
      The weighted average grant date fair value of the outstanding restricted stock was as follows:

	2006		2005

		Weighted		Weighted
		Average Grant		Average Grant
	Number of	Date Fair	Number of	Date Fair
	Shares	Value	Shares	Value

Nonvested restricted stock at January 1,	325,037	$20.77	—	$—
Granted	393,502	$25.76	275,600	$19.38
Vested	(74,988)	$22.80	(28,313)	$19.16
Forfeited	(90,351)	$22.20	(5,441)	$19.44

Nonvested restricted stock at June 30,	553,200	$23.81	241,846	$19.41

Stock Options and ESPP Awards
      Stock options typically vest over 5 years and have a 10 year contractual term. Unrecognized compensation expense for all unvested options outstanding as of the date of adoption of SFAS 123R, was determined and accounted for under the “Modified Prospective Method,” while compensation cost for each outstanding grant was ratably recognized over each award’s remaining vesting period. Compensation expense, net of tax, recognized for options and ESPP awards for the second quarter and year to date of 2006 was $0.3 million and $0.6 million, respectively.
      During the first quarter of 2006, the Company awarded 140,000 shares to substantially all full-time employees under the Seventeenth Offering of the ESPP granted at 90% of the average market price on either

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the exercise date or the offering date, whichever is lower. This award vests ratably over one year. Under SFAS 123R both the 10% discount in grant price and the 90% share option are valued to derive the award’s fair value. Total fair value per share used to determine compensation expense was $5.21. The related stock based compensation expense net of tax in the second quarter and year to date of 2006 was less than $0.1 million and approximately $0.2 million, respectively.
      The factors used in calculating fair value of both stock option and ESPP awards were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Expected dividends	0.00%	0.00%	0.00%	0.00%
Expected volatility	32.21% to 32.52%	26.96%	31.96% to 32.52%	26.70% to 27.40%
Risk-rate	5.00%	3.71%	4.69% to 5.00%	3.27% to 3.71%
Expected turns/life	7 years	3 years	1 to 7 years	3 years
      The following is a summary of stock option activity for year to date 2006:

	2006

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Term	Value

			(In years)	(In millions)
Outstanding at January 1	3,707,393	9.11
Exercised	(277,774)	12.58
Canceled/ Expired	(208,062)	12.82
Granted	75,000	25.95

Outstanding at June 30	3,296,557	8.97	5.09	61.7

Exercisable at June 30	2,841,569	7.93	4.65	56.2

      The total intrinsic value of options exercised for the six months ended June 30, 2006 was $4.2 million. Unrecognized compensation cost for stock options as of June 30, 2006 was $2.5 million.

3.	Earnings per Share Data.
      Basic earnings per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Restricted stock granted to employees and officers are included in weighted average shares for purposes of computing basic earnings per common share as they are earned. Diluted earnings per share reflect the potential dilution that could occur if convertible securities were converted into common stock or stock options were exercised. The following is a reconciliation from the weighted average shares used for the basic earnings per share computation to the shares used for the diluted earnings per share computation (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2006	2005	2006	2005

Basic shares	74,464	81,707	73,661	72,604
Effect of Dilution	18,088	—	16,355	—

Diluted shares	92,552	81,707	90,016	72,604

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Potentially dilutive shares excluded from the calculation:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2006	2005	2006	2005

Stock options where the exercise price is greater than the average market price of common shares	—	—	—	12,100

Stock options which are anti-dilutive as a result of the net loss for the period	—	1,352,072	—	1,330,118

Convertible debt instruments which are anti-dilutive	—	—	1,835,937	—

Convertible preferred stock which are anti-dilutive	7,000,000	13,389,120	7,000,000	13,389,120

      The following is a reconciliation from net income available to common shareholders for purposes of basic earnings per share to net income available to common shareholders for purposes of diluted earnings per share (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2006	2005	2006	2005

Net income available to common shareholders for purposes of computing basic earnings per share	$19.2	$(27.3)	$27.3	$(21.4)
Effect of dividends on conversion of convertible preferred stock	2.1	—	4.2	—
Effect of interest expense on conversion of $47.0 million escrow note	0.4	—	—	—
Effect of interest expense on conversion of note payable to TMM for VAT/ Put settlement	0.2	—	0.5	—

Net income available to common shareholders for purposes of computing diluted earnings per share	$21.9	$(27.3)	$32.0	$(21.4)

4.	Investments.
      Investments in unconsolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control. Investments in unconsolidated affiliates at June 30, 2006 include equity interests in Southern Capital Corporation, LLC (“Southern Capital”), the Panama Canal Railway Company (“PCRC”) and the Mexico Valley Railway and Terminal (Ferrocarril y Terminal del Valle de México, S.A. de C.V., “FTVM”).
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

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Condensed financial information of certain unconsolidated affiliates is shown below. All amounts are presented under U.S. GAAP. Financial information of immaterial unconsolidated affiliates has been omitted:

Financial Condition (Dollars in millions):

	June 30, 2006			December 31, 2005

			Southern			Southern
	FTVM	PCRC	Capital	FTVM	PCRC	Capital

Current assets	$40.4	$5.5	$7.4	$35.4	$5.2	$5.2
Non-current assets	25.8	81.0	87.6	28.1	81.5	92.8

Assets	$66.2	$86.5	$95.0	$63.5	$86.7	$98.0

Current liabilities	$9.4	$12.3	$1.7	$9.3	$13.9	$1.0
Non-current liabilities	16.6	71.9	34.5	15.8	71.5	41.2
Equity of stockholders and partners	40.2	2.3	58.8	38.4	1.3	55.8

Liabilities and equity	$66.2	$86.5	$95.0	$63.5	$86.7	$98.0

KCS’s investment	$11.8	$1.1	$29.4	$10.9	$0.6	$27.9

Operating Results (Dollars in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2006	2005	2006	2005

Revenues and other income:
Southern Capital	$4.3	$12.7	$8.6	$18.2
PCRC	4.6	3.6	10.3	6.9
FTVM	14.5	13.5	28.3	25.5
Operating costs and other expenses:
Southern Capital	$2.9	$3.6	$6.1	$7.6
PCRC	4.6	4.2	9.4	11.0
FTVM	9.4	12.2	22.0	23.1
Net Income (loss):
Southern Capital	$1.4	$9.1	$2.5	$10.6
PCRC	—	(0.6)	0.9	(4.1)
FTVM	5.1	1.3	6.3	2.4
      Formation of MSLLC. On December 1, 2005, KCS and its wholly-owned subsidiary The Kansas City Southern Railway Company (“KCSR”), entered into a transaction agreement (the “Transaction Agreement”) with NS and its wholly-owned subsidiary, AGS, providing for, among other things, the formation of a limited liability company between the parties relating to the ownership and improvement of the KCSR rail line between Meridian, Mississippi and Shreveport, Louisiana (the “Line”), which is the portion of the KCSR rail line between Dallas, Texas and Meridian known as the “Meridian Speedway”.
      On April 10, 2006, KCS and NS announced that the Surface Transportation Board had concluded its environmental impact review and approved the transaction. On May 1, 2006, the Transaction Agreement was consummated. Concurrent with the consummation of the Transaction Agreement, KCS contributed the Line to the limited liability company and AGS contributed $100 million representing its initial investment in the joint venture, of which $40 million was distributed to KCS to reimburse it for capital expenditures that KCS

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
made on the Line in the two years immediately preceding the closing. Because MSLLC is consolidated by KCS, the investment by AGS is recorded as a minority interest on the consolidated balance sheet of KCS. AGS, per the agreement, will make additional cash contributions over time, resulting in a total cash investment of $300 million.

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
      As of April 1, 2006, the Company finalized its purchase price allocation relating to its acquisition of Grupo TFM, including both the 38.8% interest of TMM and the 23.9% interest of the Mexican Government. The remaining liability for severance and relocation cost was $3.4 million and $9.9 million at June 30, 2006 and December 31, 2005, respectively. The Company expects to substantially complete the settlement of these liabilities prior to December 31, 2006.

6.	Noncash Investing and Financing Activities.
      The Company initiated the Seventeenth Offering of KCS common stock under the Employee Stock Purchase Plan (“ESPP”) during 2006. Approximately 140,000 shares, with an aggregate purchase price of $2.8 million were subscribed under the Seventeenth Offering. Shares under the Seventeenth Offering will be issued to employees in 2007. Under the Seventeenth Offering, for the six months ended June 30, 2006, the Company has received approximately $1.3 million from payroll deductions.
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
      As of June 30, 2006, Grupo TFM had two Mexican peso call options outstanding in the notional amounts of $1.7 million and $1.2 million, respectively, based on the average exchange rate of 14.50 Mexican pesos per U.S. dollar and 13.00 Mexican pesos per U.S. dollar, respectively. These options expire on May 30, 2007 and September 6, 2006, respectively. The premiums paid were $25.0 thousand and $16.0 thousand, respectively, and have been expensed since these contracts did not qualify for hedge accounting. As of June 30, 2006, Grupo TFM did not have any outstanding forward contracts and no amount was recorded as expected proceeds on the call options.

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign currency balance
      At June 30, 2006, Grupo TFM had monetary assets and liabilities denominated in Mexican pesos of Ps1,038 million and Ps340 million, respectively. At June 30, 2006, the exchange rate was 11.27 Mexican pesos per U.S. dollar. At December 31, 2005 Grupo TFM had monetary assets and liabilities denominated in Mexican pesos of Ps1,088 million and Ps549 million. At December 31, 2005, the exchange rate was 11.14 Mexican pesos per U.S. dollar.

8.	Tex-Mex Loan Agreement.
      On July 13, 2005, The Texas Mexican Railway Company (“Tex-Mex”) (a wholly-owned and consolidated subsidiary) entered into an agreement with the Federal Railroad Administration (“FRA”) with an effective date of June 28, 2005 to borrow $50.0 million to be used for safety and infrastructure improvements. These improvements are expected to increase efficiency and capacity in order to accommodate growing cross-border freight rail traffic. The loan was granted under the Railroad Rehabilitation and Improvement Financing Program administered by the FRA. The loan is guaranteed by Mexrail, which has issued a Pledge Agreement in favor of the lender equal to the gross revenues earned by Mexrail on per-car fees charged for traffic crossing the International Rail Bridge located in Laredo, Texas. On June 26, 2006 Tex-Mex received the final distribution of the full loan amount of $50.0 million.

9.	Commitments and Contingencies.
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
      Reinsurance Litigation. The Company has established its personal injury and casualty reserves based on an assumption that it and its other insured or reinsured subsidiaries would have the benefit of insurance under existing policies. With respect to one casualty claim, styled Kemp, et. al. v. The Kansas City Southern Railway Company, et. al., currently pending in the Circuit Court of Jackson County Missouri (the “Kemp Litigation”), several reinsurers of the Company’s captive insurance subsidiary, a wholly owned subsidiary of the Company, have filed an action in federal court in Vermont seeking a declaration that based on a claimed lack of notice, they have no obligation to provide coverage. The Company’s captive insurance subsidiary has answered and filed a counterclaim to establish its rights to coverage from these reinsurers (the “Reinsurance Litigation”).
      The Kemp Litigation is scheduled for trial in September 2006. The lawsuit arises out of a crossing accident in Louisiana in which one passenger was killed and four other passengers suffered injuries of varying degrees of severity. The Company believes it has strong defenses and that the evidence will demonstrate the driver of the automobile was negligent, violated state laws and was the cause of the accident. The Company intends to vigorously defend itself in this matter.
      In addition, the Company believes that it has a strong basis to establish its right to insurance coverage in relation to the Kemp Litigation. In the event a judgment is obtained against the Company in the Kemp Litigation and the Company is unsuccessful in the Reinsurance Litigation, the Company would not have the benefit of such reinsurance. While the Company is not presently able to reliably estimate the potential uninsured judgment, such amounts, could be material to results of operations and liquidity.

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In the event the Company is unsuccessful in the Reinsurance Litigation based on late notice, the Company believes it would have a very strong claim against third parties responsible for providing notice to the reinsurers for any damages caused by the loss of insurance coverage. The accompanying financial statements do not include any reserves established related to the possible lack of insurance coverage from the reinsurers.
      SCT Sanction Proceedings. On April 6, 2006 and April 7, 2006, the SCT initiated sanction proceedings against Grupo TFM and KCSM, arguing that KCSM failed in the years 2004 and 2005 to make the capital investments projected under KCSM’s five year plan filed with the SCT. On April 27 and 28, 2006, Grupo TFM and KCSM responded to the SCT notices, in each case providing the SCT with more detailed information concerning KCSM’s capital investment program and explained why it is not appropriate for the SCT to sanction the Company or KCSM. Grupo TFM believes that even if the threatened SCT sanctions become effective, there will be no material adverse effect on its financial statements.
      Mancera’s Proceeding. On March 6, 2006, Mancera Ernst & Young, S.C. (“Mancera”) filed a claim against KCSM requesting the payment of a success fee of $11.7 million or 129.0 million Mexican pesos plus costs and expenses derived from Mancera’s representation of the Company in the Company’s value added tax claim against the Mexican government. On March 16, 2006, the Company responded to the claim and the parties are currently in the evidence stage of the trial. Management believes that it has adequately reserved for the Company’s obligation under the engagement agreement with Mancera and does not believe that the resolution of this claim will have a material adverse effect on the Company’s financial statements.
      Casualty Claim Reserves. The Company’s casualty and liability reserve for its U.S. business segment is based on a study by an independent third party actuarial firm performed on an undiscounted basis. The reserve is based on claims filed and an estimate of claims incurred but not yet reported. While the ultimate amount of claims incurred is dependent on various factors, it is management’s opinion that the recorded liability is a reasonable estimate of aggregate future payments. Adjustments to the liability are reflected as operating expenses in the period in which the adjustments are known. Casualty claims in excess of self-insurance levels are insured up to certain coverage amounts, depending on the type of claim and year of occurrence. Activity in the reserve is as follows (in millions):

	2006	2005

Balance as of January 1, 2006 and 2005, respectively	$103.1	$52.0
Additions to reserves (including impacts of actuarial studies)	7.2	9.9
Reduction in valuation of acquired reserves	(2.7)	—
Payments	(9.4)	(8.0)

Balance as of June 30, 2006 and 2005, respectively	$98.2	$53.9

      Based on an updated study of casualty reserves for data through February 28, 2006, the reserves for FELA, third-party, and occupational illness claims were decreased by $4.4 million in the quarter ended March 31, 2006. The adjustment reflects favorable loss experienced since the date of the prior study.
      KCS/KCSR 2006 Credit Agreement. On April 28, 2006, KCS and KCSR entered into an amended and restated credit agreement, (the “2006 KCS Credit Agreement”), in an aggregate amount of $371.1 million with The Bank of Nova Scotia and other lenders named in the 2006 KCS Credit Agreement. Proceeds from the credit agreement were used to refinance existing credit facilities. The 2006 KCS Credit Agreement consists of (a) a $125.0 million revolving credit facility with a letter of credit sublimit of $25.0 million and a swing line advance sublimit of up to $15.0 million and (b) a $246.1 million term loan facility. The maturity date is April 28, 2011 for the revolving credit facility, the letter of credit facility and swing line loan facility, and April 28, 2013 for the term loan facility. The 2006 KCS Credit Agreement contains covenants that restrict or prohibit certain actions, including, but not limited to, KCS’s ability to incur debt, create or suffer to exist liens, make prepayments of particular debt, pay dividends, make investments, engage in transactions with

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
stockholders and affiliates, issue capital stock, sell certain assets, and engage in mergers and consolidations or in sale-leaseback transactions. In addition, KCS must meet certain consolidated interest coverage ratios, and consolidated leverage ratios. Failure to maintain compliance with covenants could constitute a default. Other events of default include, but are not limited to, certain payment defaults, certain bankruptcy and liquidation proceedings, a change of control, and certain adverse judgments or government actions. Any event of default could trigger acceleration of the time for payment of any amounts outstanding under the 2006 KCS Credit Agreement. As of June 30, 2006, KCS had $20 million available under the Revolving Credit Facility.
      GE Transportation Letter of Intent. On May 24, 2006 the Company and GE Transportation (“GE”) entered into a letter of intent providing that the Company (through either KCSR or KCSM) will purchase 30 ES44AC locomotives at a purchase price of approximately $2.1 million per unit. In addition, the letter of intent specifies that the subject locomotives will be maintained by GE at the KCSM facility in San Luis Potosi at an agreed-upon daily rate per unit. Although the letter of intent is non-binding, the Company expects to enter into a definitive agreement to purchase the locomotives by August 31, 2006.
      Electro-Motive Diesel, Inc Letter of Intent. On June 5, 2006 the Company and Electro-Motive Diesel, Inc. (“EMD”) entered into a letter of intent providing that KCSR will purchase 100 SD70ACe locomotives at a purchase price of approximately $2.0 million per unit. EMD will deliver the locomotives on an agreed-upon schedule with the first 30 units available in 2007 and the remaining 70 units to be delivered at agreed-upon dates in 2008 and 2009. Although the letter of intent is non-binding, it does contain an obligation for KCS to pay reasonable cancellation charges should KCS and EMD fail to finalize a written purchase agreement. The Company expects to enter into a definitive agreement to purchase the first 30 locomotives by August 31, 2006.

10.	Other Post Employment Benefits.
      The Company provides certain medical, life and other post employment benefits other than pensions to its retirees. The medical and life plans are available to employees not covered under collective bargaining arrangements, who have attained age 60 and rendered at least ten years of service. Individuals employed as of December 31, 1992 were excluded from a specific service requirement. The medical plan is contributory and provides benefits for retirees, their covered dependents and beneficiaries. The medical plan provides for an annual adjustment of retiree contributions, and also contains, depending on the plan coverage selected, certain deductibles, co-payments, coinsurance and coordination with Medicare. The life insurance plan is non-contributory and covers retirees only. The Company’s policy is to fund benefits payable under these plans as the obligations become due. However, certain plan assets (money market funds held by a life insurance company) exist with respect to life insurance benefits. A life insurance company holds these assets and the Company receives an investment return on these assets based on the six-month Treasury Bill rate plus 25 basis points.
      Net periodic post employment benefit cost (including service cost, interest cost and expected return on plan assets) was not material for the quarter or year to date periods ending June 30, 2006 or June 30, 2005.
      Under collective bargaining agreements, The Kansas City Southern Railway Company (“KCSR”) participates in a multi-employer benefit plan, which provides certain post-retirement health care and life insurance benefits to eligible union employees and certain retirees. Premiums under this plan are expensed as incurred and were $2.6 million in the year ended December 31, 2005. Based on existing rates, premium amounts are not expected to change substantially during 2006 compared to 2005.

11.	Business Segments.
      Prior to April 1, 2005, KCS operated under one reportable segment, the U.S. Segment. Subsequent to the acquisition of Grupo TFM on April 1, 2005, KCS has two reportable segments, United States (or “U.S.”) and

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Mexico. Appropriate eliminations of revenue and expenses are recorded in deriving consolidated data. The U.S. segment consists of KCSR, Mexrail, the Gateway Eastern Railway Company, Tex-Mex and MSLLC as well as U.S. corporate expenses. The Mexico segment consists of Grupo TFM, KCSM and Arrendadora TFM and Mexico corporate expenses. Each of these segments is comprised of companies with separate boards of directors, operates and serves different geographical regions, and is subject to different customs, laws, and tax regulations. For the three and six months ended and as of June 30, 2006 key information regarding these segments is as follows:

	Three Months Ended June 30, 2006 (In millions)

	U.S.	Mexico	Elimination	Consolidated

Revenue	$218.3	$194.8	$—	$413.1
Operating expenses:
Compensation and benefits	64.7	28.3	—	93.0
Fuel	35.9	27.2	—	63.1
Purchased services	21.7	29.5	1.2	52.4
Equipment costs	19.5	19.8	—	39.3
Depreciation and amortization	15.3	21.5	—	36.8
Casualties and insurance	13.0	2.5	—	15.5
KCSM employees’ deferred statutory profit sharing	—	4.6	—	4.6
Other	20.5	11.6	(1.2)	30.9

Total operating expenses	190.6	145.0	—	335.6

Operating income	$27.7	$49.8	$—	$77.5

Capital Expenditures	$23.1	$13.3	$—	$36.4

	Three Months Ended June 30, 2005 (In millions)

	U.S.	Mexico	Elimination	Consolidated

Revenue	$197.0	$184.1	$—	$381.1
Operating expenses:
Compensation and benefits	62.2	31.2	—	93.4
Fuel	28.6	27.9	—	56.5
Purchased services	22.9	33.8	(0.1)	56.6
Equipment costs	14.7	26.8	—	41.5
Depreciation and amortization	14.5	25.9	—	40.4
Casualties and insurance	15.0	7.0	—	22.0
KCSM employees’ deferred statutory profit sharing	—	38.7	—	38.7
Other	21.3	18.9	0.1	40.3

Total operating expenses	179.2	210.2	—	389.4

Operating income	$17.8	$(26.1)	$—	$(8.3)

Capital Expenditures	$38.0	$10.2	$—	$48.2

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2006 (In millions)

	U.S.	Mexico	Elimination	Consolidated

Revenue	$430.9	$370.6	$—	$801.5
Operating expenses:
Compensation and benefits	128.8	58.2	—	187.0
Fuel	67.4	54.0	—	121.4
Purchased services	41.4	63.5	2.4	107.3
Equipment costs	43.6	40.4	—	84.0
Depreciation and amortization	30.6	44.6	—	75.2
Casualties and insurance	21.8	6.3	—	28.1
KCSM employees’ deferred statutory profit sharing	—	5.6	—	5.6
Other	40.3	16.2	(2.4)	54.1

Total operating expenses	373.9	288.8	—	662.7

Operating income	$57.0	$81.8	$—	$138.8

Capital Expenditures	$74.9	$28.5	$—	$103.4

	Six months ended June 30, 2005 (in millions)

	U.S.	Mexico	Elimination	Consolidated

Revenue	$395.2	$184.1	$—	$579.3
Operating expenses:
Compensation and benefits	123.5	31.2	—	154.7
Fuel	55.1	27.9	—	83.0
Purchased services	42.7	33.8	(0.1)	76.4
Equipment costs	31.8	26.8	—	58.6
Depreciation and amortization	28.8	25.9	—	54.7
Casualties and insurance	27.7	7.0	—	34.7
KCSM employees’ deferred statutory profit sharing	—	38.7	—	38.7
Other	43.0	18.9	0.1	62.0

Total operating expenses	352.6	210.2	—	562.8

Operating income	$42.6	$(26.1)	$—	$16.5

Capital Expenditures	$56.9	$10.2	$—	$67.1

	As of June 30, 2006 (In millions)

Total Assets	$3,376.5	$2,398.5	$(1,313.6)	$4,461.4
Total Liabilities	$1,782.5	$1,181.5	$(100.9)	$2,863.1

	As of June 30, 2005 (In millions)

Total Assets	$2,875.9	$2,444.1	$(1,020.7)	$4,299.3
Total Liabilities	$1,531.9	$1,238.7	$(42.2)	$2,728.4

12.	Transaction with Affiliates.
      On November 2, 2005, KCSR entered into an agreement with El-Mo-Mex, Inc. (“El-Mo”) to acquire El-Mo’s equity interest in certain locomotives leased by KCSM from El-Mo. KCSR and an affiliate paid cash

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      KCSR has outstanding $200.0 million of 9 1/2% Senior Notes due 2008 and $200.0 million of 7 1/2% Senior Notes due 2009. Both of these note issues are unsecured obligations of KCSR, however, they are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by KCS and certain of the subsidiaries (all of which are wholly-owned) within the KCS consolidated group. Grupo TFM, KCSM, Mexrail and MSLLC are non-guarantor subsidiaries. These notes were registered with the SEC and issued in exchange for privately placed notes having substantially identical terms and associated guarantees to the respective exchange note issues.
      The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered.”
CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended June 30, 2006 (Dollars in millions)

				Non-
			Guarantor	Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Revenues	$—	$196.8	$2.6	$219.8	$(6.1)	$413.1
Operating expenses	4.7	165.4	5.0	166.5	(6.0)	335.6

Operating income (loss)	(4.7)	31.4	(2.4)	53.3	(0.1)	77.5
Equity in net earnings (losses) of unconsolidated affiliates and subsidiaries	27.9	(0.8)	—	1.9	(27.0)	2.0
Interest expense	(1.4)	(15.8)	(0.3)	(23.5)	0.4	(40.6)
Debt retirement costs	—	(2.2)	—	—	—	(2.2)
Exchange loss	—	—	—	(7.0)	—	(7.0)
Other income & expense	0.3	1.0	—	2.1	(0.5)	2.9

Income (loss) before income taxes	22.1	13.6	(2.7)	26.8	(27.2)	32.6
Income tax provision (benefit)	(2.0)	5.5	(1.0)	6.0	—	8.5

Net income (loss)	$24.1	$8.1	$(1.7)	$20.8	$(27.2)	$24.1

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30, 2005 (Dollars in millions)

				Non-
			Guarantor	Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Revenues	$—	$178.4	$4.7	$205.4	$(7.4)	$381.1
Operating expenses	5.0	152.9	4.5	234.4	(7.4)	389.4

Operating income (loss)	(5.0)	25.5	0.2	(29.0)	—	(8.3)
Equity in net earnings (losses) of unconsolidated affiliates and subsidiaries	(21.4)	0.8	—	0.7	21.3	1.4
Interest expense	(0.7)	(13.6)	(0.1)	(24.7)	0.5	(38.6)
Debt retirement costs	—	—	—	(3.9)	—	(3.9)
Exchange gain	—	—	—	4.3	—	4.3
Other income & expense	0.2	1.7	—	2.3	(0.4)	3.8

Income (loss) before income taxes and minority interest	(26.9)	14.4	0.1	(50.3)	21.4	(41.3)
Income tax provision (benefit)	(2.0)	4.9	—	(1.3)	—	1.6

Income (loss) before minority interest	(24.9)	9.5	0.1	(49.0)	21.4	(42.9)
Minority interest	—	—	—	(17.8)	—	(17.8)

Net income (loss)	$(24.9)	$9.5	$0.1	$(31.2)	$21.4	$(25.1)

	Six Months Ended June 30, 2006 (Dollars in millions)

				Non-
			Guarantor	Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Revenues	$—	$386.1	$5.1	$421.3	$(11.0)	$801.5
Operating expenses	9.0	320.6	9.6	334.4	(10.9)	662.7

Operating income (loss)	(9.0)	65.5	(4.5)	86.9	(0.1)	138.8
Equity in net earnings (losses) of unconsolidated affiliates and subsidiaries	47.6	(1.6)	—	3.4	(46.9)	2.5
Interest expense	(3.6)	(31.2)	(0.6)	(46.5)	0.7	(81.2)
Debt retirement costs	—	(2.2)		—	—	(2.2)
Exchange loss	—	0	—	(11.2)	—	(11.2)
Other income & expense	0.4	2.1	—	4.0	(0.7)	5.8

Income (loss) before income taxes	35.4	32.6	(5.1)	36.6	(47.0)	52.5
Income tax provision (benefit)	(1.6)	10.2	(1.8)	8.7	—	15.5

Net income (loss)	$37.0	$22.4	$(3.3)	$27.9	$(47.0)	$37.0

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2005 (Dollars in millions)

				Non-
			Guarantor	Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Revenues	$—	$357.7	$9.7	$226.2	$(14.3)	$579.3
Operating expenses	9.0	302.5	9.3	256.3	(14.3)	562.8

Operating income (loss)	(9.0)	55.2	0.4	(30.1)	—	16.5
Equity in net earnings (losses) of unconsolidated affiliates and subsidiaries	(11.5)	(0.4)	—	(2.1)	13.4	(0.6)
Interest expense	(0.9)	(25.8)	(0.2)	(25.0)	0.9	(51.0)
Debt retirement costs	—	—	—	(3.9)	—	(3.9)
Exchange gain	—	—	—	4.3	—	4.3
Other income & expense	1.9	3.3	—	2.7	(0.8)	7.1

Income (loss) before income taxes and minority interest	(19.5)	32.3	0.2	(54.1)	13.5	(27.6)
Income tax provision (benefit)	(2.5)	12.0	—	(2.3)	—	7.2

Income (loss) before minority interest	(17.0)	20.3	0.2	(51.8)	13.5	(34.8)
Minority interest	—	—	—	(17.8)	—	(17.8)

Net income (loss)	$(17.0)	$20.3	$0.2	$(34.0)	$13.5	$(17.0)

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING BALANCE SHEETS

	As of June 30, 2006 (Dollars in millions)

				Non-
			Guarantor	Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

ASSETS
Current assets	$(26.8)	$753.4	$37.6	$392.2	$(642.2)	$514.2
Investments	1,889.1	434.0	0.1	462.7	(2,722.7)	63.2
Properties, net	0.6	1,159.5	233.5	927.5	(0.5)	2,320.6
Concession rights	—	—	—	1,331.3	—	1,331.3
Restricted funds	3.0	—	—	—	—	3.0
Other assets	1.8	30.8	4.6	207.6	(15.7)	229.1

Total assets	$1,867.7	$2,377.7	$275.8	$3,321.3	$(3,381.1)	$4,461.4

LIABILITIES AND EQUITY
Current liabilities	$338.6	$214.6	$255.5	$500.2	$(688.0)	$620.9
Long-term debt	0.2	750.0	0.6	791.6	—	1,542.4
Payable to affiliates	32.2	—	—	—	—	32.2
Deferred income taxes	(7.6)	435.5	(2.6)	6.5	(15.7)	416.1
Deferred profit sharing	—	—	—	40.0	—	40.0
Other liabilities	6.0	103.7	16.3	85.5	—	211.5
Minority interest	—	—	—	100.0	—	100.0
Stockholders’ equity	1,498.3	873.9	6.0	1,797.5	(2,677.4)	1,498.3

Total liabilities and equity	$1,867.7	$2,377.7	$275.8	$3,321.3	$(3,381.1)	$4,461.4

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31, 2005 (Dollars in millions)

				Non-
			Guarantor	Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

ASSETS
Current assets	$2.4	$476.1	$20.3	$233.3	$(265.3)	$466.8
Investments	1,715.4	435.8	—	464.2	(2,555.1)	60.3
Properties, net	0.1	1,334.0	239.3	724.9	—	2,298.3
Concession rights	—	—	—	1,360.4	—	1,360.4
Restricted funds	9.0	—	—	—	—	9.0
Other assets	1.9	19.6	5.3	218.0	(16.0)	228.8

Total assets	$1,728.8	$2,265.5	$264.9	$3,000.8	$(2,836.4)	$4,423.6

LIABILITIES AND EQUITY
Current liabilities	$202.2	$141.0	$240.2	$257.8	$(267.5)	$573.7
Long-term debt	0.2	738.1	0.6	925.0	—	1,663.9
Payable to affiliates	98.1	—	0.7	26.6	(45.0)	80.4
Deferred income taxes	(3.5)	424.6	(0.5)	4.5	(15.9)	409.2
Other liabilities	5.6	110.5	14.6	139.5	—	270.2
Stockholders’ equity	1,426.2	851.3	9.3	1,647.4	(2,508.0)	1,426.2

Total liabilities and equity	$1,728.8	$2,265.5	$264.9	$3,000.8	$(2,836.4)	$4,423.6

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2006 (Dollars in millions)

				Non-
			Guarantor	Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Net cash flows provided by (used for) operating activities:
Excluding intercompany activity	$(6.1)	$22.1	$3.0	$6.7	$—	$25.7
Intercompany activity	48.6	(2.1)	(2.2)	(14.1)	—	30.2

Net cash flows provided by (used for) operating activities	42.5	20.0	0.8	(7.4)	—	55.9

Investing activities:
Property additions	—	(50.2)	(0.1)	(53.1)	—	(103.4)
Sale of investment in MSLLC	—	—	—	100.0	—	100.0
Funding of restricted cash — MSLLC	—	—	—	(60.0)	—	(60.0)
Other, net	—	8.2	—	0.3	—	8.5

Net	—	(42.0)	(0.1)	(12.8)	—	(54.9)

Financing activities:
Proceeds from issuance of long-term debt	—	374.1	—	31.1	—	405.2
Repayment of long-term debt	—	(362.3)	—	(0.3)	—	(362.6)
Repayment of debt related to Grupo TFM acquisition	(44.0)	—	—	—	—	(44.0)
Debt issuance costs	—	(7.3)	—	(2.2)	—	(9.5)
Proceeds from stock plans	5.2	—	—	—	—	5.2
Cash dividends paid	(4.2)	—	—	—	—	(4.2)

Net	(43.0)	4.5	—	28.6	—	(9.9)

Cash and cash equivalents:
Net increase (decrease)	(0.5)	(17.5)	0.7	8.4	—	(8.9)
At beginning of period	0.7	20.7	(0.9)	10.6	—	31.1

At end of period	$0.1	$3.2	$(0.2)	$19.1	$—	$22.2

KANSAS CITY SOUTHERN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months ended June 30, 2005 (Dollars in millions)

				Non-
			Guarantor	Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Net cash flows provided by (used for) operating activities:
Excluding intercompany activity	$—	$29.4	$3.1	$0.3	$—	$32.8
Intercompany activity	5.9	(9.1)	(3.1)	6.3	—	0.0

Net cash flows provided by (used for) operating activities	5.9	20.3	—	6.6	—	32.8

Investing activities:
Property additions	—	(56.4)	(0.2)	(10.5)	—	(67.1)
Investments in and loans to affiliates	(5.5)	(3.8)	—	(11.4)	10.6	(10.1)
Acquisition costs	(8.0)	—	—	—	—	(8.0)
Cash acquired from Mexrail	—	—	—	3.0	—	3.0
Cash acquired from Grupo TFM	—	—	—	5.5	—	5.5
Other, net	—	1.9	—	5.7	(5.2)	2.4

Net	(13.5)	(58.3)	(0.2)	(7.7)	5.4	(74.3)

Financing activities:
Proceeds from issuance of long-term debt	—	62.0	—	460.0	—	522.0
Repayment of long-term debt	(1.0)	(28.9)	—	(443.6)	—	(473.5)
Capital contribution	—	—	—	5.5	(5.5)	—
Proceeds from loans from affiliates	5.2	—	—	—	(5.2)	—
Repayment of loans from affiliates	(5.3)	—	—	—	5.3	—
Debt issuance costs	—	(2.4)	—	(0.4)	—	(2.8)
Proceeds from stock plans	3.4	—	—	—	—	3.4
Cash dividends paid	(4.4)	—	—	—	—	(4.4)

Net	(2.1)	30.7	—	21.5	(5.4)	44.7

Cash and cash equivalents:
Net increase (decrease)	(9.7)	(7.3)	(0.2)	20.4	—	3.2
At beginning of period	10.5	27.5	0.2	0.4	—	38.6

At end of period	$0.8	$20.2	$—	$20.8	$—	$41.8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The discussion set forth below, as well as other portions of this Form 10-Q, contain forward-looking statements that are not based upon historical information. Such forward-looking statements are based upon information currently available to management and management’s perception thereof as of the date of this Form 10-Q. Readers can identify these forward-looking statements by the use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. The actual results of operations of Kansas City Southern (“We”, “Our”, “KCS” or the “Company”) could materially differ from those indicated in forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Risk Factors” and “— Cautionary Information” which is on file with the U.S. Securities and Exchange Commission (File No. 1-4717) and which “Risk Factors” and “Cautionary Information” sections are hereby incorporated by reference herein. Readers are strongly encouraged to consider these factors when evaluating forward-looking statements. We will not update any forward-looking statements set forth in this Form 10-Q.
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
Overview
      Through the first quarter of 2005, we operated under one reportable business segment in the rail transportation industry. Beginning in the second quarter of 2005 with the acquisition of a controlling interest in Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. (“Grupo TFM”), we began operating under two reportable business segments, which are defined geographically as United States (“U.S.”) and Mexico. The U.S. segment consists primarily of The Kansas City Southern Railway Company (“KCSR”), Mexrail Inc., (“Mexrail”) and Meridian Speedway, LLC (“MSLLC”) while the Mexico segment includes primarily Grupo TFM and its operating subsidiary Kansas City Southern de México, S.A. de C.V. (“KCSM”). In both the U.S. and the Mexico segments, we generate our revenues and cash flows by providing our customers with freight delivery services throughout North America directly and through connections with other Class I rail carriers. Our customers conduct business in a number of different industries, including electric-generating utilities, chemical and petroleum products, paper and forest products, agriculture and mineral products, automotive products and intermodal transportation. Appropriate eliminations of revenue and reclassifications of operating revenues and expenses have been recorded in deriving consolidated data. Each of these segments is comprised of companies with separate boards of directors, operates and serves different geographical regions, and is subject to different customs, laws, and tax regulations.
      For the first quarter of 2005, Grupo TFM was an unconsolidated affiliate, and we used the equity method of accounting to recognize our proportionate share of Grupo TFM’s earnings. On completion of the acquisition of a controlling interest in Grupo TFM on April 1, 2005, KCS began including the operating revenues and expenses of Grupo TFM in its consolidated financial statements. Accordingly, the historical financial information for the six months ended June 30, 2006 is not comparable to the six months ended June 30, 2005 due to the acquisition of Grupo TFM. In addition, effective January 1, 2005, the financial results of Mexrail are included in the U.S. segment of the consolidated financial statements of KCS.
Second Quarter Analysis
      Consolidated net income for the second quarter 2006 increased $49.2 million compared to the second quarter of 2005 primarily as a result of an increase in operating income of $85.8 million, partially offset by increased non-operating expenses. The increase in operating income was primarily the result of a $75.9 million increase in operating profits for the Mexico segment while the U.S. segment increased $9.9 million.
      Revenue growth for the second quarter of 2006 was driven by targeted rate increases and fuel surcharges that helped, to a certain degree, in offsetting rising fuel prices. Consolidated operating costs generally decreased, with the exception of fuel expense, which increased due to rising fuel prices.
2006 Outlook
      For the remainder of 2006, management expects the growth in the North American economy to yield improvements and gains in our operating income. By uniting KCSR, Grupo TFM and Mexrail under the common control of KCS, we believe KCS will be a stronger, more competitive railway network. Additionally, we believe that common control of these railroads provides opportunities for enhanced competition and a stronger transportation alternative for cross-border shippers as well as providing KCS with the opportunity to gain additional operating efficiencies. We expect the continued strength of the North American economy to continue to drive higher demand for rail transportation services. With certain exceptions, primarily fuel, increases in variable operating expenses should be proportionate to changes in the volume. Gains in operating efficiencies are expected to be achieved as a result of process improvement initiatives in Mexico as we complete the implementation of MCS, our transportation operating system, in 2006. Fuel prices will continue to have a significant impact on our operating expenses.
      Completion of our joint venture with Norfolk Southern Corporation (“NS”) will further strengthen our position in the southeastern U.S. and provide capital for enhancement and expansion of the corridor between Meridian, Mississippi and Shreveport, Louisiana. We believe that this partnership with NS will provide increased volume with NS, as well as strengthen our ability to recognize our competitive advantage for multimodal shipments from the ports of Mexico to destinations throughout the U.S. and Canada.
     Results of Operations
      Consolidated Net Income. Consolidated net income for the second quarter 2006 increased $49.2 million compared to the second quarter of 2005 primarily as a result of an increase in operating income of $85.8 million, partially offset by increased non-operating expenses. The increase in operating income was primarily the result of a $75.9 million increase in operating profits for the Mexico segment while the U.S. segment increased $9.9 million.

      The following table summarizes the income statement components of KCS for the three months ended June 30, 2006 and 2005, respectively (in millions):

	Three Months
	Ended June 30,		Change

	2006	2005	In Dollars	Percentage

Revenues	$413.1	$381.1	$32.0	8.4%
Operating expenses	335.6	389.4	(53.8)	(13.8)%

Operating income	77.5	(8.3)	85.8	1,033.7%
Equity in net earnings of unconsolidated affiliates	2.0	1.5	0.5	33.3%
Interest expense	(40.6)	(38.7)	(1.9)	(4.9)%
Debt retirement costs	(2.2)	(3.9)	1.7	43.6%
Foreign exchange gains (losses)	(7.0)	4.3	(11.3)	(262.8)%
Other income	2.9	3.8	(0.9)	(23.7)%

Income before income taxes and minority interest	32.6	(41.3)	73.9	178.9%
Income tax provision	8.5	1.6	6.9	431.3%

Income before minority interest	24.1	(42.9)	67.0	156.2%
Minority interest	—	(17.8)	17.8	100.0%

Net Income	$24.1	$(25.1)	$49.2	196.0%

      Consolidated net income for the six months ended June 30, 2006 increased $54.0 million compared to the same period in 2005. The U.S. operating income for the six months ended June 30, 2006 increased $14.4 million compared to the same period in 2005, while the Mexico segment operating income increased $107.9 million. The increase in the Mexico segment reflects the impact of the consolidation of Grupo TFM in the second quarter of 2005, accordingly, the year to date periods ended June 30, 2006 and 2005 are not comparable.
      The following table summarizes the consolidated income statement components of KCS for the six months ended June 30, 2006 and 2005, respectively (in millions):

	Six Months
	Ended June 30,		Change

	2006	2005	In Dollars	Percentage

Revenues	$801.5	$579.3	$222.2	38.4%
Operating expenses	662.7	562.8	99.9	17.8%

Operating income	138.8	16.5	122.3	741.2%
Equity in net earnings of unconsolidated affiliates	2.5	(0.6)	3.1	516.7%
Interest expense	(81.2)	(51.0)	(30.2)	(59.2)%
Debt retirement costs	(2.2)	(3.9)	1.7	43.6%
Foreign exchange gains (losses)	(11.2)	4.3	(15.5)	(360.5)%
Other income	5.8	7.1	(1.3)	(18.3)%

Income before income taxes and minority interest	52.5	(27.6)	80.1	290.2%
Income tax provision	15.5	7.2	8.3	115.3%

Income before minority interest	37.0	(34.8)	71.8	206.3%
Minority interest	—	(17.8)	17.8	100.0%

Net Income	$37.0	$(17.0)	$54.0	317.6%

U.S. Segment. Operating income for the U.S. segment was $27.7 million for the three months ended June 30, 2006, compared to $17.8 million in the same period in 2005.

      U.S. Revenues. Revenue for our U.S. segment constituted approximately 52.8% and 51.7% of KCS’s consolidated revenue for the three months ended June 30, 2006 and 2005, respectively. The following table summarizes U.S. revenues, including the consolidated revenues and carload statistics of KCSR and Mexrail.

	Revenues				Carloads and Intermodal Units

	(In millions)				(In thousands)
	Three Months				Three Months
	Ended June 30,		Change		Ended June 30,		Change

	2006	2005	$	%	2006	2005	Units	%

General commodities:
Chemical and petroleum	$44.2	$38.8	$5.4	13.9%	40.7	41.6	(0.9)	(2.2)%
Forest products and metals	59.8	54.9	4.9	8.9%	49.4	55.3	(5.9)	(10.7)%
Agricultural and mineral	49.2	44.2	5.0	11.3%	43.0	47.8	(4.8)	(10.0)%

Total general commodities	153.2	137.9	15.3	11.1%	133.1	144.7	(11.6)	(8.0)%
Intermodal and automotive	18.0	19.9	(1.9)	(9.5)%	83.6	87.5	(3.9)	(4.5)%
Coal	33.1	27.0	6.1	22.6%	61.7	51.8	9.9	19.1%

Carload revenues and carload and intermodal units	204.3	184.8	19.5	10.6%	278.4	284.0	(5.6)	(2.0)%

Other revenues	14.0	12.2	1.8	14.8%

US revenues	$218.3	$197.0	$21.3	10.8%

      The following table summarizes U.S. revenues, including the consolidated revenues and carload statistics of KCSR and Mexrail.

	Revenues				Carloads and Intermodal Units

	(In millions)				(In thousands)
	Six Months				Six Months
	Ended June 30,		Change		Ended June 30,		Change

	2006	2005	$	%	2006	2005	Units	%

General commodities:
Chemical and petroleum	$85.4	$78.0	$7.4	9.5%	79.5	82.4	(2.9)	(3.5)%
Forest products and metals	118.7	106.5	12.2	11.5%	99.6	109.8	(10.2)	(9.3)%
Agricultural and mineral	97.3	89.7	7.6	8.5%	87.0	97.4	(10.4)	(10.7)%

Total general commodities	301.4	274.2	27.2	9.9%	266.1	289.6	(23.5)	(8.1)%
Intermodal and automotive	35.1	37.7	(2.6)	(6.9)%	157.9	168.2	(10.3)	(6.1)%
Coal	66.0	57.7	8.3	14.4%	123.8	112.2	11.6	10.3%

Carload revenues and carload and intermodal units	402.5	369.6	32.9	8.9%	547.8	570.0	(22.2)	(3.9)%

Other revenues	28.4	25.6	2.8	10.9%

US revenues	$430.9	$395.2	$35.7	9.0%

      U.S. operations experienced revenue increases in all commodity groups except for intermodal due to certain strategic price adjustments and increased fuel surcharge revenue. The following discussion provides an analysis of our revenues by commodity group.
      Chemical and petroleum products. For the three and six months ended June 30, 2006 U.S. chemical and petroleum products experienced volume increases primarily in the agri-chemicals commodity group due to new business, which was more than offset by volume declines, primarily in the petroleum and plastic groups, as plants along the Gulf Coast continue to recover from the hurricane.
      Forest products and metals. For the three and six months ended June 30, 2006, forest products and metals revenue for the U.S. segment increased despite carload volumes that were flat to slightly decreased in all commodities with the exception of lower logs and chips volumes. Declines in logs and chips carload volumes (comprising most of the volume decline in this commodity group) were due to rate adjustments targeted to improve revenue quality.
      Agricultural and mineral products. For the three and six months ended June 30, 2006, all commodities experienced increased revenues exclusive of the increase in fuel surcharges and despite declines in carload volumes. Grain traffic accounts for the majority of the decrease in carloads while revenues increased.
      Coal. Increases in U.S. segment coal revenues for the three and six months ended June 30, 2006 compared to the same period in 2005 were due primarily to the addition of two new coal customers that were previously served by other railroads, certain targeted rate increases related to renegotiated contracts and overall increases in carloadings and traffic volumes at certain electric generating stations in response to demand.
      U.S. Operating Expenses. For the quarter ended June 30, 2006, U.S. operating expenses increased $11.4 million when compared to the same period in 2005. The following table summarizes U.S. segment operating expenses (in millions).

	Three Months
	Ended June 30,		Change

	2006	2005	$	%

Compensation and benefits	$64.7	$62.1	$2.6	4.2%
Fuel	35.9	28.6	7.3	25.5%
Purchased services	21.7	22.9	(1.2)	(5.2)%
Equipment costs	19.5	14.6	4.9	33.6%
Depreciation and amortization	15.3	14.6	0.7	4.8%
Casualties and insurance	13.0	15.0	(2.0)	(13.3)%
Other	20.5	21.4	(0.9)	(4.2)%

Total consolidated operating expenses	$190.6	$179.2	$11.4	6.4%

      The following table summarizes U.S. segment operating expenses (in millions).

	Six Months Ended
	June 30,		Change

	2006	2005	$	%

Compensation and benefits	$128.8	$123.4	$5.4	4.4%
Fuel	67.4	55.0	12.4	22.5%
Purchased services	41.4	42.7	(1.3)	(3.0)%
Equipment costs	43.6	31.8	11.8	37.1%
Depreciation and amortization	30.6	28.9	1.7	5.9%
Casualties and insurance	21.8	27.7	(5.9)	(21.3)%
Other	40.3	43.1	(2.8)	(6.5)%

Total consolidated operating expenses	$373.9	$352.6	$21.3	6.0%

      Compensation and Benefits. Increases in compensation and benefits expense for the three and six months ended June 30, 2006 compared to the same period in 2005 were primarily the result of wage increases in July 2005 and January 2006 and salary rate increases which were effective January 2006, combined with the impact of approximately $.9 million and $2.1 million related to increased stock compensation expense for the three and six months ended June 30, 2006. The average employee count for the year to date period ended June 30, 2006 was down 116 from the same period in 2005.
      Purchased Services. Purchased services expense for the three and six months ended June 30, 2006 decreased compared to the same period in 2005, primarily due to a reduction in legal and consulting fees related to the settlement of issues in Mexico related to the acquisition which occurred in the second quarter of 2005.

      Fuel. Increases for the three and six months ended June 30, 2006 are a result of the continued increases in fuel price. Gallons consumed were slightly lower for the same periods.
      Equipment Costs. Equipment costs for the three and six months ended June 30, 2006 increased compared to the same periods in 2005, primarily due to the addition of locomotives to the U.S. locomotive fleet, including 73 units which were transferred from Mexico in January 2006.
      Depreciation and Amortization. Depreciation and amortization expense for the three and six months ended June 30, 2006 increased slightly compared to the same period in 2005, as a result of a higher asset base, partially offset by property retirements.
      Casualties and Insurance. During the first quarter of 2006, the Company updated its actuarial study of all of its casualty reserves. Based on that study, the reserves for FELA, third-party, and occupational illness claims were decreased by $4.4 million in the first quarter 2006. Lower casualty expense was offset by increases in insurance cost for the same periods.
Mexico Segment. KCS acquired a controlling interest in Grupo TFM effective April 1, 2005. The three month period ended June 30, 2005 results reflect the impact of charges and costs associated with the acquisition, as well as the effect of fair value adjustments as required by purchase accounting. Management evaluates the results of its Mexico operations based on its operating performance during the current quarter and comparison to plan. Operating income for the three months ended June 30, 2006 was $49.8 million.
      Mexico Revenues. Revenue for our Mexico segment constituted approximately 47.2% of KCS’s consolidated revenue for the quarter ended June 30, 2006 and 48.3% for the same period in 2005.
      The following table summarizes consolidated Mexico revenues and carload statistics.

	Revenues				Carloads and Intermodal Units

	(In millions)				(In thousands)
	Three Months				Three Months
	Ended June 30,		Change		Ended June 30,		Change

	2006	2005	$	%	2006	2005	Units	%

General commodities:
Chemical and petroleum	$37.8	$30.0	$7.8	26.0%	26.5	24.7	1.8	7.3%
Forest products and metals	52.2	46.9	5.3	11.3%	47.6	53.5	(5.9)	(11.0)%
Agricultural and mineral	57.4	55.5	1.9	3.4%	50.3	51.1	(0.8)	(1.6)%

Total general commodities	147.4	132.4	15.0	11.3%	124.4	129.3	(4.9)	(3.8)%
Intermodal and automotive	39.5	47.9	(8.4)	(17.5)%	76.6	89.5	(12.9)	(14.4)%

Carload revenues and carload and intermodal units	186.9	180.3	6.6	3.7%	201.0	218.8	(17.8)	(8.1)%

Other revenues	7.9	3.8	4.1	107.9%

Mexico revenues	$194.8	$184.1	$10.7	5.8%

      Although not consolidated in previous years, revenue recognition policies for our Mexico operations were consistent with those of U.S. operations in all material respects; therefore, commodity statistics for the six months ended June 30, 2005 are presented for purposes of comparison. The following tables summarize Mexico revenues and carloads.

	Revenues				Carloads and Intermodal Units

	(In millions)				(In thousands)
	Six Months				Six Months
	Ended June 30,		Change		Ended June 30,		Change

	2006	2005	$	%	2006	2005	Units	%

General commodities:
Chemical and petroleum	$69.9	$62.1	$7.8	12.6%	50.9	50.4	0.5	1.0%
Forest products and metals	104.7	91.6	13.1	14.3%	98.2	103.4	(5.2)	(5.0)%
Agricultural and mineral	106.3	105.8	0.5	0.5%	95.8	98.8	(3.0)	(3.0)%

Total general commodities	280.9	259.5	21.4	8.2%	244.9	252.6	(7.7)	(3.0)%
Intermodal and automotive	77.7	89.0	(11.3)	(12.7)%	150.3	166.1	(15.8)	(9.5)%

Carload revenues and carload and intermodal units	358.6	348.5	10.1	2.9%	395.2	418.7	(23.5)	(5.6)%

Other revenues	12.0	5.9	6.1	103.4%

Mexico revenues	$370.6	$354.4	$16.2	4.6%

      Mexico revenues for the three and six months ended June 30, 2006 increased $10.7 million and $16.2 million, respectively, or 5.8% and 4.6%, respectively, over the same periods in 2005. These increases are attributable mainly to the increased industrial production, rate increases and fuel surcharge increases partially offset by decreases in carload volumes. Revenues from fuel surcharges were $10.4 million and $19.1 million for the three and six month periods ended June 30, 2006 compared to $7.0 million and $12.6 million for the three and six month periods ended June 30, 2005.
      Forest products and metals. Steel slab revenues increased due to higher international traffic, resulting from the higher consumption by manufacturing industries as well as certain targeted rate increases during the second quarter 2006. Mexican production for metals, minerals and ores was severely affected by labor strikes which lowered production at many of our Mexican customers’ facilities. Revenues for steel and metals increased due to longer hauls, partially offset by declines in carload volumes across all commodities in the segment.
      Agriculture and mineral. Revenues derived from corn, soybeans and other agro-industrial products such as corn syrup, increased as a result of higher import volumes related to lower domestic harvests and higher consumption during these periods. This increase was partially offset by a reduction in import shipments of wheat products during the three and six months ended June 30, 2006.
      Intermodal and Automotive. For the three and six month periods ended June 30, 2006, intermodal revenue was flat compared to 2005, despite decrease in volume. Revenue of intermodal traffic maintained 2005 performance levels principally due to the increase in the longer haul volume of maritime shipments that arrived at Port Lázaro Cardenas.
      For the three and six months ended June 30, 2006, automotive revenues were lower principally due to a reduction in the movement of finished vehicles for export to the U.S. & Canadian markets. Additionally, the import of finished vehicles, as well as the domestic distribution of these vehicles has declined compared to the prior year.

      Mexico Operating Expenses. For the quarter ended June 30, 2006, Mexico operating expenses decreased $65.2 million when compared to the same period in 2005. The following table summarizes Mexico operating expenses (in millions) for the three months ended June 30, 2006 and 2005, respectively.

	Three Months
	Ended June 30,		Change

	2006	2005	$	%

Compensation and benefits	$28.3	$31.2	$(2.9)	(9.3)%
Fuel	27.2	27.9	(0.7)	(2.5)%
Purchased services	29.5	33.7	(4.2)	(12.5)%
Equipment costs	19.8	26.8	(7.0)	(26.1)%
Depreciation and amortization	21.5	25.9	(4.4)	(17.0)%
Casualties and insurance	2.5	7.1	(4.6)	(64.8)%
KCSM employees’ statutory profit sharing	4.6	38.7	(34.1)	(88.1)%
Other	11.6	18.9	(7.3)	(38.6)%

Total consolidated operating expenses	$145.0	$210.2	$(65.2)	(31.0)%

      As more fully described in our 2005 Annual Report on Form 10-K, KCS has made certain adjustments to the accounting policies of Grupo TFM to conform the accounting for certain expense items, such as depreciation, to our existing policies for U.S. operations. As a result, we do not believe that Grupo TFM’s predecessor financial statements were prepared on a basis that is fully comparable to our consolidated financial statements for the six month period ended June 30, 2005.
      Compensation and Benefits. For the three months ended June 30, 2006, salaries, wages and employee benefits decreased $2.9 million. These decreases were mainly attributable to a reduction in the number of employees by 113, compared to the same period in 2005, the depreciation of the Mexican peso against the U.S. dollar of 2.7% during the second quarter ended June 30, 2006 resulted in additional decreases in compensation expense. These decreases were offset by the increases in management salaries and increases in wages and fringe benefits resulting from labor negotiations in July 2005.
      Fuel. Fuel expenses decreased 2.5% for the three month period ended June 30, 2006 compared to the same period in 2005, attributable mainly to a reduction in consumption driven by lower freight car volumes, partially offset by increases in the price per gallon of diesel fuel.
      Equipment cost. The decrease in equipment costs includes the amortization of deferred credits related to locomotive and freight car leases established in connection with the push down of purchase accounting by KCS of $2.2 million in the three months ended June 30, 2006. The decrease in the second quarter 2006 of our locomotives maintenance expenses by $1.3 million as a result of the transfer of the operating lease for 73 locomotives to the U.S. Car hire expenses for the three months ended June 30, 2006, decreased $6.7 million compared to the same period in 2005, attributed mainly to a 15% improvement in system velocity in 2006 over the same period in 2005 and to reduction in usage of multi-level cars for automotive traffic.
      Depreciation and amortization. For the three months ended June 30, 2006, depreciation and amortization decreased mainly attributable to changes in the estimated useful lives of properties, machinery, equipment and concession value as a result of the adoption of the group depreciation method in the fourth quarter of 2005.
      Casualties and insurance. For the three months ended June 30, 2006, casualties and insurance decreased $4.6 million (64.8%). This decrease was primarily the result of the costs associated with three derailments that occurred during the second quarter of 2005 totaling $4.3 million.
      KCSM employees’ deferred statutory profit sharing. The decrease in employee statutory profit sharing expense in the three months ended June 30, 2006 compared to the same periods in 2005 was a result of four Supreme Court decisions in May of last year which denied the deductibility of NOL’s in calculating a company’s profit sharing liability. As a result of the court rulings, we wrote off our deferred profit sharing asset associated with these NOL’s resulting in a charge to income of $35.6 million.
      Other costs. Other costs consist primarily of employee expenses, such as the cost of meals, lodging and travel, as well as the concession duty payable to the Mexican government, loss on the sales of properties and equipment and increases in the allowance for doubtful accounts. For the three months ended June 30, 2006, other costs decreased $7.3 million (38.6%) attributable to the write down in the second quarter of 2005 of certain assets in connection with the purchase and consolidation of Grupo TFM.
Consolidated Non-operating Expenses.
      Interest Expense. Interest expense for the quarter ended June 30, 2006 increased $1.9 million compared to the quarter ended June 30, 2005 due to increased borrowings under the revolving credit facility and higher floating interest rates. The year to date increase of $30.2 million is primarily due to the consolidation of Grupo TFM and inclusion of six month’s interest expense in the six months ended June 30, 2006 versus only 3 months in the six months ended June 30, 2005.
      Foreign Exchange Loss. For the three and six months ended June 30, 2006, exchange loss increased $11.3 million and $15.5 million, respectively, compared to the same periods in 2005. During the second quarter 2006, the U.S. dollar appreciated 2.7% relative to the Mexican peso compared to the same period in 2005.
      Income Tax Provision (Benefit). For the quarter ended June 30, 2006, KCS’s income tax provision was $8.5 million as compared to a $1.6 million provision for the quarter ended June 30, 2005. The effective income tax rate was 35.3% and (3.9)% for the quarters ended June 30, 2006 and 2005, respectively. The primary causes of the increase in the consolidated effective rate are the impact of higher net income and the impact of foreign exchange rate fluctuations.
Liquidity and Capital Resources
      Our primary sources of liquidity are cash flows generated from operations, borrowings under our revolving credit facilities and access to debt and equity capital markets. Although we have had excellent access to capital markets, as a highly leveraged company the financial terms under which we obtain funding often contain certain restrictive covenants. Our covenants restrict or prohibit certain actions, including, but not limited to, our ability to incur debt, create or suffer to exist liens, make prepayments of particular debt, pay dividends, make investments, engage in transactions with stockholders and affiliates, issue capital stock, sell certain assets, and engage in mergers and consolidations or in sale-leaseback transactions. These covenants restrict our financial flexibility. As of June 30, 2006, our total available liquidity, defined as the cash balance plus revolving credit facility availability, was approximately $42 million.
      Summary cash flow data for the Company is as follows (in millions):

	Six Months
	Ended
	June 30,

	2006	2005

Cash flows provided by (used for):
Operating activities	$55.9	$32.8
Investing activities	(54.9)	(74.3)
Financing activities	(9.9)	44.7

Cash and cash equivalents:
Net increase (decrease)	(8.9)	3.2
At beginning of year	31.1	38.6

At end of period	$22.2	$41.8

      During the six months ended June 30, 2006, KCS’s consolidated cash position decreased $8.9 million from December 31, 2005, primarily attributable to the repayment of debt incurred in the acquisition of Grupo TFM. As compared to the six months ended June 30, 2005, cash flow from operating activities increased $23.1 million primarily as a result of improved operating performance. Net investing cash outflows decreased $19.4 million due primarily to the increase in property acquisitions of $36.3 million being offset by the investment by AGS in MSLLC of $100.0 million and the recognition of the restricted cash related to the AGS investment in MSLLC of $60.0 million. Financing activity cash flows decreased due to the repayment of debt related to the Grupo TFM acquisition.
      The following table summarizes the cash capital expenditures by type (in millions):

	Six Months
	Ended
	June 30,

	2006	2005

Track infrastructure	$87.4	$41.4
Locomotives, freight cars and other equipment	12.1	16.7
Information technology	1.1	2.6
Facilities and improvements	—	1.1
Other	2.8	5.3

Total capital expenditures	$103.4	$67.1

      Capital improvements for track structures have historically been funded with cash flows from operations and external debt. KCS has historically used internally generated cash flows, external debt, or leasing for the acquisition of locomotives and rolling stock.
      We believe that our cash and other liquid assets, operating cash flows, access to capital markets, and other available financing resources are sufficient to fund anticipated operating, capital and debt service requirements and other commitments. Our operating cash flows and financing alternatives can be impacted by various factors, some of which are outside of our control. Additionally, we are subject to economic factors surrounding capital markets, and our ability to obtain financing under reasonable terms is subject to market conditions. Further, our cost of debt can be impacted by independent rating agencies, which assign debt ratings based on certain credit measurements, such as interest coverage and leverage ratios.
      On April 10, 2006 Standard & Poor’s Ratings Services lowered its corporate credit rating on KCS and KCSM to ‘B’ from ‘BB-’ and also lowered its ratings on the companies’ senior secured debt to ‘BB-’ from ‘BB+’ and senior unsecured debt to ‘B-’ from ‘B+’. All ratings remain on CreditWatch with negative implications, where they were placed on April 4, 2006.
      On May 18th, 2006 Standard & Poor’s Ratings Services lowered its preferred stock rating on KCS to “D” from “C” and removed the ratings from CreditWatch where they were initially placed on March 23, 2006. This rating action followed the Company’s failure to make the preferred stock dividend payments on May 15th, 2006. The Company was precluded from making the payments because of note indenture covenant restrictions.
      On April 28, 2006 Moody’s Investor Service lowered its ratings on KCS and subsidiaries (“Corporate Family”) to ‘B2’ from ‘B1’ and lowered its ratings on the companies’ senior secured debt to ‘B1’ from ‘Ba3’ and senior unsecured debt to ‘B3’ from ‘B2’. The outlook is negative. These rating actions completed the review of KCS’ rating by Moody’s Investor Service which was initiated on April 5, 2006.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
      No change during the quarter in information set forth in Part II, Item 7A. “Quantitative and Qualitative Disclosure about Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2005.

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
      KCS management considers the acquisition of Grupo TFM on April 1, 2005 to be material to the results of operations, financial position and cash flows from the date of acquisition through June 30, 2006 and considers the internal controls and procedures of Grupo TFM to have a material effect on the Company’s internal control over financial reporting. Management is currently executing post merger integration plans which include converting accounting information systems and ongoing internal control evaluation. To meet our quarterly certification requirements and in anticipation of incorporating Grupo TFM into our 2006 Sarbanes-Oxley compliance process, we will also be performing a detailed review of Grupo TFM’s internal control structure to ensure that its controls over financial reporting are consistent with KCS’s policies and procedures. Although this process is ongoing, we may identify control deficiencies during this process. KCS intends to extend its Sarbanes-Oxley Act Section 404 compliance program to include Grupo TFM with an effective date no later than December 31, 2006.
      Except as set forth below, there have not been any changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter for which this Quarterly Report on Form 10-Q is filed that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

•	KCS implemented the SAP Enterprise Resource Planning system on January 1, 2006 to operate a substantial portion of the Company’s accounting transactions. Management has implemented new or revised internal controls in connection with this deployment.

•	The KCS tax department implemented the remediation plan, as described in Item 9A of the Company’s most recent Form 10-K, to address the material weakness in the Company’s internal controls over financial reporting at December 31, 2005.

•	KCSM implemented the MCS transportation operating system to facilitate the control and improvement of the Company’s operations in Mexico. Although there are no direct implications to the controls over financial reporting, we believe this will provide enhanced controls over operations and have implemented new or revised internal controls in connection with this deployment.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
      Reinsurance Litigation. The Company has established its personal injury and casualty reserves based on an assumption that it and its other insured or reinsured subsidiaries would have the benefit of insurance under existing policies. With respect to one casualty claim, styled Kemp, et. al. v. The Kansas City Southern Railway Company, et. al., currently pending in the Circuit Court of Jackson County Missouri (the “Kemp Litigation”), several reinsurers of the Company’s captive insurance subsidiary, a wholly owned subsidiary of the Company, have filed an action in federal court in Vermont seeking a declaration that based on a claimed lack of notice, they have no obligation to provide coverage. The Company’s captive insurance subsidiary has answered and filed a counterclaim to establish its rights to coverage from these reinsurers (the “Reinsurance Litigation”).

      The Kemp Litigation is scheduled for trial in September 2006. The lawsuit arises out of a crossing accident in Louisiana in which one passenger was killed and four other passengers suffered injuries of varying degrees of severity. The Company believes it has strong defenses and that the evidence will demonstrate the driver of the automobile was negligent, violated state laws and was the cause of the accident. The Company intends to vigorously defend itself in this matter.
      In addition, the Company believes that it has a strong basis to establish its right to insurance coverage in relation to the Kemp Litigation. In the event a judgment is obtained against the Company in the Kemp Litigation and the Company is unsuccessful in the Reinsurance Litigation, the Company would not have the benefit of such reinsurance. While the Company is not presently able to reliably estimate the potential uninsured judgment, such amounts, could be material to results of operations and liquidity.
      In the event the Company is unsuccessful in the Reinsurance Litigation based on late notice, the Company believes it would have a very strong claim against third parties responsible for providing notice to the reinsurers for any damages caused by the loss of insurance coverage. The accompanying financial statements do not include any reserves established related to the possible lack of insurance coverage from the reinsurers.

Item 1A.	Risk Factors
      No change during the quarter in the risk factors set forth in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds
      None

Item 3.	Defaults Upon Senior Securities
      None

Item 4.	Submission of Matters to a Vote of Security Holders
      Item 4. “Submission of Matters to a Vote of Security Holders” of the Company’s Form 10Q for the quarterly period ending March 31, 2006 is hereby incorporated herein by reference.

Item 5.	Other Information
      None

Item 6.	Exhibits

Exhibit No.

3.1	Amended and Restated By-Laws, as amended through June 13, 2006 (filed as Exhibit 3.2) to KCS’s Report on 8-K dated June 13, 2006 and incorporated by reference herein)
10.1	Employment Agreement entered into as of the 15th day of May, 2006, between The Kansas City Southern Railway Company and Patrick J. Ottensmeyer (filed as Exhibit 10.1) to KCS’s Report on 8-K dated June 7, 2006 and incorporated by reference herein)
10.2	Employment Agreement entered into as of the 15th day of May, 2006, between The Kansas City Southern Railway Company, Kansas City Southern and Daniel W. Avramovich (filed as Exhibit 10.2) to KCS’s Report on 8-K dated June 7, 2006 and incorporated by reference herein)
31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached hereto as Exhibit 31.1
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached hereto as Exhibit 31.2
32.1	Principal Executive Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached hereto as Exhibit 32.1
32.2	Principal Financial Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached hereto as Exhibit 32.2

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on August 8, 2006.

Kansas City Southern

/s/ Patrick J. Ottensmeyer

Patrick J. Ottensmeyer
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Michael K. Borrows

Michael K. Borrows
Vice President and Chief Accounting Officer
(Principal Accounting Officer)