Form 10-Q
period 2006-09-30
KANSAS CITY SOUTHERN
filed 2006-11-09
CIK 54480

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

Large Accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2006

Common Stock, $0.01 per share par value	75,834,470 Shares

KANSAS CITY SOUTHERN

FORM 10-Q
September 30, 2006

KANSAS CITY SOUTHERN

FORM 10-Q
September 30, 2006

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Introductory Comments

The Consolidated Financial Statements included herein have been prepared by Kansas City Southern (“we,” “our,” “KCS” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed, or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and the notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q. For the three and nine months ended September 30, 2006, these financial statements include the results of operations and cash flows of Grupo KCSM, S.A. de C.V. (“Grupo KCSM”), formerly known as Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V. Grupo KCSM was consolidated on April 1, 2005, as a result of the acquisition of a controlling interest by KCS as of that date. Accordingly, the results of operations for the nine months ended September 30, 2005 include Grupo KCSM on a consolidated basis for the six months ended September 30, 2005 and as an equity method investment for the three months ended March 31, 2005. Results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results expected for the full year 2006.

KANSAS CITY SOUTHERN

CONSOLIDATED STATEMENTS OF INCOME
(In millions, except share and per share data)
(Unaudited)

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2006	2005	2006	2005

Revenues	$415.7	$384.6	$1,217.3	$963.9
Operating expenses:
Compensation and benefits	97.1	94.0	284.1	248.7
Fuel	66.4	59.6	187.8	142.6
Purchased services	56.6	57.0	163.9	133.3
Equipment costs	46.1	46.6	130.1	105.2
Depreciation and amortization	37.7	40.5	112.9	95.3
Casualties and insurance	12.0	55.3	40.1	90.0
KCSM employees’ statutory profit sharing	(0.6)	2.2	5.0	41.0
Other	23.1	31.3	77.3	93.3

Total operating expenses	338.4	386.5	1,001.2	949.4

Operating income (loss)	77.3	(1.9)	216.1	14.5
Equity in net earnings of unconsolidated affiliates	3.2	1.3	5.7	0.7
Interest expense	(42.3)	(39.5)	(123.5)	(90.5)
Debt retirement costs	—	—	(2.2)	(3.9)
VAT/put settlement gain, net	—	131.9	—	131.9
Exchange gain (loss)	4.5	(1.5)	(6.7)	2.8
Other income	3.5	2.6	9.3	9.7

Income before income taxes and minority interest	46.2	92.9	98.7	65.2
Income tax provision (benefit)	14.7	(19.8)	30.2	(12.7)

Income before minority interest	31.5	112.7	68.5	77.9
Minority interest	0.2	—	0.2	(17.8)

Net income	31.3	112.7	68.3	95.7
Preferred stock dividends	4.9	2.2	14.6	6.6

Net income available to common shareholders	$26.4	$110.5	$53.7	$89.1

Per Share Data
Earnings per common share — basic	$0.35	$1.35	$0.72	$1.18

Earnings per share — diluted	$0.32	$1.14	$0.67	$1.05

Weighted average common shares outstanding (in thousands)
Basic	75,178	81,795	74,490	75,664
Potential dilutive common shares	16,411	17,703	16,431	16,432

Diluted	91,589	99,498	90,921	92,096

See accompanying notes to consolidated financial statements.

KANSAS CITY SOUTHERN

CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	September 30,	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$64.2	$31.1
Restricted funds	51.7	—
Accounts receivable, net	335.1	315.7
Inventories	78.1	73.9
Other current assets	36.2	46.1

Total current assets	565.3	466.8

Investments	66.7	60.3
Property and equipment, net	2,358.7	2,298.3
Concession rights, net	1,318.3	1,360.4
Goodwill	10.6	10.6
Deferred income tax asset	138.6	152.2
Restricted funds	3.0	9.0
Other assets	64.2	66.0

Total assets	$4,525.4	$4,423.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debt due within one year	$186.2	$38.0
Accounts and wages payable	178.3	215.7
Current liability related to Grupo KCSM acquisition	50.3	78.3
Accrued liabilities	307.2	241.7

Total current liabilities	722.0	573.7

Other liabilities:
Long-term debt	1,490.5	1,663.9
Long-term liability related to Grupo KCSM acquisition	32.8	80.4
Deferred income taxes	421.3	409.2
KCSM employees’ deferred statutory profit sharing	39.3	29.0
Other noncurrent liabilities and deferred credits	189.6	241.2

Total other liabilities	2,173.5	2,423.7

Minority interest	100.2	—
Stockholders’ equity:
$25 par, 4% noncumulative, preferred stock, 840,000 shares authorized, 649,736 shares issued, 242,170 shares outstanding at September 30, 2006 and December 31, 2005, respectively	6.1	6.1
$1 par, 4.25%, series C — redeemable cumulative convertible perpetual preferred stock, 400,000 shares authorized, issued and outstanding, liquidation preference of $200 million at September 30, 2006 and December 31, 2005, respectively	0.4	0.4
$1 par, 5.125%, series D — cumulative convertible perpetual preferred stock, 210,000 shares authorized, issued and outstanding, liquidation preference of $210 million at September 30, 2006 and December 31, 2005, respectively	0.2	0.2
$.01 par, common stock, 400,000,000 shares authorized, 91,369,116 shares issued, 75,832,354 and 73,412,081 shares outstanding at September 30, 2006 and December 31, 2005, respectively	0.7	0.7
Paid in capital	522.6	473.1
Retained earnings	999.8	946.1
Accumulated other comprehensive loss	(0.1)	(0.4)

Total stockholders’ equity	1,529.7	1,426.2

Total liabilities and stockholders’ equity	$4,525.4	$4,423.6

See accompanying notes to consolidated financial statements.

KANSAS CITY SOUTHERN

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30
	2006	2005

CASH FLOWS PROVIDED BY (USED FOR):
OPERATING ACTIVITIES:
Net income	$68.3	$95.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	112.9	95.3
Deferred income taxes	30.9	6.4
KCSM employees statutory profit sharing	5.0	41.0
Equity in undistributed earnings of unconsolidated affiliates	(5.7)	(0.7)
VAT/put settlement gain	—	(131.9)
Changes in working capital items:
Accounts receivable	(19.4)	38.7
Inventories	(4.2)	(18.6)
Other current assets	9.4	3.2
Accounts and wages payable	(33.9)	1.8
Accrued liabilities	65.5	26.6
Other, net	(58.3)	(13.3)

Net cash provided by operating activities	170.5	144.2

INVESTING ACTIVITIES:
Property acquisitions	(150.9)	(138.4)
Investments from minority interests	100.0	—
Funding of restricted cash — MSLLC	(48.7)	—
Proceeds from disposal of property	0.4	5.9
Investment in and loans to affiliates	—	(10.1)
Other, net	7.7	—

Net cash used for investing activities	(91.5)	(142.6)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	410.3	623.0
Repayment of long-term debt	(451.8)	(570.4)
Debt issuance costs	(7.5)	(14.7)
Proceeds from stock plans	7.4	0.9
Dividends paid	(4.3)	(6.6)

Net cash provided by (used for) financing activities	(45.9)	32.2

CASH AND CASH EQUIVALENTS:
Net increase in cash and cash equivalents	33.1	33.8
At beginning of year	31.1	38.6

At end of period	$64.2	$72.4

See accompanying notes to consolidated financial statements.

KANSAS CITY SOUTHERN

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except share amounts)
(Unaudited)

				Common		Accumulated
	$25 Par	Preferred Stock		Stock and		Other	Total
	Preferred	Series C	Series D	Paid in	Retained	Comprehensive	Stockholders’
	Stock	4.25%	5.125%	Capital	Earnings	Income (Loss)	Equity

Balance at December 31, 2005	$6.1	$0.4	$0.2	$473.8	$946.1	$(0.4)	$1,426.2
Comprehensive income:
Net income before minority interest					68.5
Loss related to interest rate swaps						0.3
Comprehensive income							68.8
Minority interest					(0.2)		(0.2)
Dividends on $25 par preferred stock ($0.75/share)					(0.2)		(0.2)
Dividends on $1 par series C cumulative convertible preferred stock ($15.94/share)					(6.3)		(6.3)
Dividends on $1 par series D cumulative convertible preferred stock ($38.44/share)					(8.1)		(8.1)
Stock issued in acquisition of Grupo KCSM				35.0			35.0
Share-based compensation				3.6			3.6
Options exercised and ESPP stock subscribed				7.4			7.4
Tax benefit on options exercised				3.5			3.5

Balance at September 30, 2006	$6.1	$0.4	$0.2	$523.3	$999.8	$(0.1)	$1,529.7

See accompanying notes to consolidated financial statements.

KANSAS CITY SOUTHERN

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Accounting Policies and Interim Financial Statements.

In the opinion of the management of KCS, the accompanying unaudited consolidated financial statements contain all adjustments necessary, which are of a normal and recurring nature, to present fairly the financial position of the Company and its subsidiary companies as of September 30, 2006 and December 31, 2005, the results of operations for the three and nine months ended September 30, 2006 and 2005, cash flows for the nine months ended September 30, 2006 and 2005, and changes in stockholders’ equity for the nine months ended September 30, 2006. The accompanying consolidated financial statements have been prepared consistently with accounting policies described in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2005 except for the Company’s adoption of Statement of Financial Accounting Standards No. 123R (Revised), Share-Based Payments, on January 1, 2006. The results of operations for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year 2006. For information regarding the Company’s critical accounting policies and estimates, please see Item 7 of the Company’s Annual Report on Form 10-K “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.” Certain prior year amounts have been reclassified to conform to the current year presentation.

Principles of Consolidation.  The accompanying consolidated financial statements are presented using the accrual basis of accounting and include the Company and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The equity method of accounting is used for all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting interest. The cost method of accounting is generally used for investments of less than 20% voting interest. KCS completed the purchase of the controlling interest in Grupo KCSM on April 1, 2005. Beginning April 1, 2005, the financial results of Grupo KCSM have been consolidated into KCS. Prior to April 1, 2005, the investment for Grupo KCSM was accounted for under the equity method.

Deferred Income Tax.  Deferred income tax is provided, using the liability method, on temporary differences arising between the tax basis of assets and liabilities and their carrying amounts in the financial statements. Currently enacted tax rates are used in the determination of deferred income tax.

For Grupo KCSM, the deferred tax calculation is dependent to a certain extent on the Mexican rate of inflation and changes in the exchange rate between the U.S. dollar and the Mexican peso. No provision for deferred U.S. income taxes has been made for the temporary difference between the financial reporting basis and the income tax basis of the Company’s investment in Grupo KCSM including those differences attributable to accumulated earnings because the Company does not expect the reversal of the temporary differences to occur in the foreseeable future.

Restricted Funds — JSIB Consulting.  In connection with KCS’ acquisition of the controlling interest in Grupo KCSM (the “Acquisition”), KCS entered into a consulting agreement (the “Consulting Agreement”) with José F. Serrano International Business, S.A. de C.V. (“JSIB”), a consulting company controlled by Jose Serrano, Chairman of the Board of Grupo TMM, S.A. (“TMM”), which became effective April 1, 2005. Under this agreement, JSIB will provide consulting services to KCS in connection with the portion of the business of KCS in Mexico for a period of three years. As consideration for these services, subject to the terms and conditions of the Consulting Agreement, JSIB receives an annual fee of $3.0 million. The Consulting Agreement required KCS to deposit the total amount of annual fees payable under the Consulting Agreement ($9.0 million) in cash to be held and released in accordance with the terms and conditions of the Consulting Agreement and the applicable escrow agreement. On January 12, 2006, the first $3.0 million annual fee was released from the escrow account. Accordingly the balance in restricted cash was $6.0 million, of which $3.0 million was included in current assets and $3.0 million was included in noncurrent assets on September 30, 2006. JSIB directs the investment of the escrow fund and all gains and losses accrue in the fund to the benefit of JSIB. Such amounts are payable concurrent with the payment of the annual fee.

KANSAS CITY SOUTHERN

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Funds — MSLLC.  On December 1, 2005, KCS and its wholly-owned subsidiary The Kansas City Southern Railway Company (“KCSR”), entered into a transaction agreement (the “Transaction Agreement”) with NS and its wholly-owned subsidiary, AGS, providing for, among other things, the formation of a limited liability company between the parties relating to the ownership and improvement of the KCSR rail line between Meridian, Mississippi and Shreveport, Louisiana (the “Line”), which is the portion of the KCSR rail line between Dallas, Texas and Meridian known as the “Meridian Speedway”.

In connection with the formation of the Meridian Speedway, LLC (“MSLLC”), Norfolk Southern Corporation (“NS”) through its wholly-owned subsidiary, The Alabama Great Southern Railroad Company (“AGS”) contributed $100.0 million to MSLLC, representing the initial NS investment in the joint venture. Of this initial investment, $51.3 million has been distributed to KCS as reimbursement for capital expenditures that have been made to MSLLC by KCS. The balance of the NS investment of $48.7 million is recorded as restricted funds as of September 30, 2006. Substantially all of these funds will be used for capital improvements over the next nine months to increase capacity and improve transit times over the Meridian Speedway, the rail line between Shreveport, Louisiana and Meridian, Mississippi, owned by MSLLC. AGS, per the agreement, will make additional cash contributions over time, resulting in a total cash investment of $300 million.

Liabilities Related to the Grupo KCSM Acquisition.  In connection with the acquisition of Grupo KCSM and the final resolution of the VAT Claim and Put, as defined in the Amended and Restated Acquisition Agreement dated December 15, 2004 (“Acquisition Agreement”), the Company has recorded certain liabilities payable to TMM, as summarized below.

•	Escrow Notes $47.0 million, which are subject to reduction for certain potential losses related to breaches of certain representations, warranties, or covenants in the Acquisition Agreement by TMM, or claims relating thereto, or under other conditions. The $47.0 million amount is payable on or before April 1, 2007 and accrues interest at a stated rate of 5.0%. The $47.0 million and related interest is payable in cash or in stock (shares to be determined based on the volume weighted average price (the “VWAP”) 20 days prior to the settlement) at the Company’s discretion. Accordingly, as of September 30, 2006, the Company has recorded $50.3 million for this liability and the related accrued interest in the accompanying balance sheet.

•	A contingent payment of up to $110.0 million payable to TMM as a result of the final resolution of the VAT Claim and Put which will be settled in three parts: (i) $35.0 million in stock (shares to be determined based on the VWAP 20 days prior to the final resolution of the VAT Claim and Put, as defined in the Acquisition Agreement); (ii) $35.0 million in cash upon final resolution of the VAT Claim and Put, as defined in the Acquisition Agreement; and (iii) up to an additional $40.0 million in cash or stock (shares to be determined based on the VWAP in accordance with the terms of the Acquisition Agreement) payable no more than five years from the final closing date. The liability is non-interest bearing; therefore, at December 31, 2005 the liability was recorded at its present value based on a 5.0% discount rate, consistent with the stated rate of similar interest bearing notes in the Acquisition Agreement.

On March 13, 2006, in settlement of the obligation to TMM, KCS paid $35 million in cash, issued 1,494,469 shares of KCS Common Stock at the VWAP price of $23.4197, as determined in connection with the Acquisition Agreement, and issued a $40 million, five year note. Accordingly, at September 30, 2006 the Company has recorded a non-current liability of $32.8 million to be settled in 5 years.

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

KANSAS CITY SOUTHERN

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005

Net income (in millions):
As reported	$112.7	$95.7
Total stock-based compensation expense determined under fair value method, net of income taxes	(0.3)	(0.7)

Pro forma	$112.4	$95.0

Earnings per basic share:
As reported	$1.35	$1.18
Pro forma	1.35	1.17
Earnings per diluted share:
As reported	$1.14	$1.05
Pro forma	1.13	1.04

2.	Stock-Based Compensation.

Effective January 1, 2006, SFAS 123R was adopted requiring the Company to measure the cost of equity classified stock-based compensation awards at grant date fair value in exchange for employee services rendered. All stock options and nonvested stock awards are granted at their market value on the date of grant. Their fair value is determined on the date of grant and recorded as compensation expense over the vesting period. Stock options and ESPP awards are valued at their fair value as determined using the Black-Scholes pricing model.

  Nonvested Stock Awards

Three new Nonvested Stock Awards were granted in the third quarter of 2006 bringing the year to date total to 10 grants under the Kansas City Southern 1991 Amended and Restated Stock Option and Performance Award Plan

KANSAS CITY SOUTHERN

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(the “Plan”). Under the Plan, 16 million shares are authorized to be awarded under various equity incentive plans. Nonvested stock granted in 2006 is summarized in the following table.

		Market Price
	Shares	at Date
Grant Date	Granted	of Grant

January 19	208,502	$25.92
February 17	40,000	24.19
May 1	20,000	24.35
May 4	30,000	27.43
May 15	20,000	26.18
June 9	60,000	25.80
June 13	10,000	25.05
August 1	10,000	23.48
August 28	7,500	26.13
September 5	15,000	26.40

Awards granted under the plan typically have a 5 year cliff vesting period. Compensation cost, net of tax, for the three and nine months ended September 30, 2006 totaled $0.3 million and $1.5 million, respectively, compared with $0.2 million and $0.6 million for the three and nine months ended September 30, 2005, respectively.

As of September 30, 2006, there was $12.6 million of unrecognized compensation cost related to the Company’s outstanding nonvested stock. This cost is expected to be recognized over a weighted-average period of 2.22 years. The total intrinsic value of the nonvested stock outstanding at September 30, 2006 and 2005 was $17.4 million and $8.6 million, respectively. The fair value of shares vested in the three and nine months ended September 30, 2006 was $0.1 million and $1.4 million, respectively.

The weighted average grant date fair value of the outstanding nonvested stock follows:

	2006		2005
		Weighted		Weighted
		Average Grant		Average Grant
	Number of	Date Fair	Number of	Date Fair
	Shares	Value	Shares	Value

Nonvested stock at beginning of year	392,151	$20.57	—	$—
Granted	421,002	25.73	380,032	20.16
Vested	(54,788)	20.10	(7,440)	18.56
Forfeited	(119,965)	22.23	(5,441)	19.44

Nonvested stock at end of period	638,400	23.70	367,151	20.21

  Stock Options and ESPP Awards

Stock options granted under the plan typically have a 5 year cliff vesting period and a 10 year contractual term. Unrecognized compensation expense for all unvested options outstanding as of the date of adoption of SFAS 123R, was determined and accounted for under the “Modified Prospective Method,” while compensation cost for each outstanding grant will be ratably recognized over each award’s remaining vesting period. Compensation expense, net of tax, recognized for options and ESPP awards for the three and nine months ended September 30, 2006 was $0.4 million and $1.0 million, respectively.

KANSAS CITY SOUTHERN

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the first quarter of 2006, the Company awarded 140,867 shares to substantially all full-time employees under the Seventeenth Offering of the Employee Stock Purchase Program (“ESPP”) granted at 90% of the average market price on either the exercise date or the offering date, whichever is lower. This award vests ratably over one year. Under SFAS 123R both the 10% discount in grant price and the 90% share option are valued to derive the award’s fair value. Total fair value per share was $5.12. The related stock based compensation expense, net of tax, for the three and nine months ended September 30, 2006 was $0.1 million and $0.3 million, respectively.

The fair value of each option and ESPP award is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions apply to the options grated for the periods presented.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Weighted average expected dividends	0.00%	—	0.00%	0.00%
Weighted average expected volatility	37.05%	—	32.09%	26.78%
Weighted average risk free interest rate	4.75%	—	4.47%	3.41%
Weighted average expected life (years)	6.86	—	3.41	5.43

The following summarizes stock option activity for the year to date 2006:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Term	Value
			(in years)	(In millions)

Outstanding at beginning of year	3,707,393	$9.11
Exercised	(515,743)	$10.66
Canceled/expired	(223,604)	$12.78
Granted	90,800	$26.03

Outstanding at end of period	3,058,846	$9.08	4.89	$55.73

Exercisable at end of period	2,612,658	$7.90	4.48	$50.70

The total intrinsic value of options exercised for the nine months ended September 30, 2006, was $8.6 million. Unrecognized compensation cost for stock options at September 30, 2006, was $2.5 million.

3.	Earnings per Share Data.

Basic earnings per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Restricted stock granted to employees and officers is included in weighted average shares for purposes of computing basic earnings per common share as they are earned. Diluted earnings per share reflect the potential dilution that could occur if convertible securities were converted into common stock or stock options were exercised. The following reconciles the weighted average

KANSAS CITY SOUTHERN

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares used for the basic earnings per share computation to the shares used for the diluted earnings per share computation (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Basic shares	75,178	81,795	74,490	75,664
Effect of dilution	16,411	17,703	16,431	16,432

Diluted shares	91,589	99,498	90,921	92,096

Potentially dilutive shares excluded from the calculation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Stock options where the exercise price is greater than the average market price of common shares	204,396	—	260,896	—

Convertible debt instruments which are anti-dilutive	1,477,978	—	1,477,978	—

Convertible preferred stock which is anti-dilutive	7,000,000	—	7,000,000	—

The following reconciles net income available to common shareholders for purposes of basic earnings per share to net income available to common shareholders for purposes of diluted earnings per share (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net income available to common shareholders for purposes of computing basic earnings per share	$26.4	$110.5	$53.7	$89.1
Effect of dividends on conversion of convertible preferred stock	2.1	2.1	6.4	6.4
Effect of interest expense on conversion of $47.0 million escrow note	0.4	0.4	1.1	0.7
Effect of interest expense on conversion of note payable to TMM for VAT/put settlement	—	0.1	—	0.1

Net income available to common shareholders for purposes of computing diluted earnings per share	$28.9	$113.1	$61.2	$96.3

4.	Investments.

Investments in unconsolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control. Investments in unconsolidated affiliates at September 30, 2006 include equity interests in Southern Capital Corporation, LLC (“Southern Capital”), the Panama Canal Railway Company (“PCRC”) and the Mexico Valley Railway and Terminal (Ferrocarril y Terminal del Valle de México, S.A. de C.V., “FTVM”).

Condensed financial information of certain unconsolidated affiliates is shown below (in millions). All amounts are presented under U.S. GAAP except where an adjustment for comparability has been made. Financial information of immaterial unconsolidated affiliates has been omitted.

KANSAS CITY SOUTHERN

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Condition:

	September 30, 2006			December 31, 2005
			Southern			Southern
	FTVM	PCRC	Capital	FTVM	PCRC	Capital

Current assets	$39.0	$4.6	$12.6	$35.4	$5.2	$5.2
Non-current assets	32.7	82.1	88.7	28.1	81.5	92.8

Assets	$71.7	$86.7	$101.3	$63.5	$86.7	$98.0

Current liabilities	$9.5	$12.2	$2.7	$9.3	$13.9	$1.0
Non-current liabilities	16.8	72.8	34.5	15.8	71.5	41.2
Equity of stockholders and partners	45.4	1.7	64.1	38.4	1.3	55.8

Liabilities and equity	$71.7	$86.7	$101.3	$63.5	$86.7	$98.0

KCS’ investment	$12.8	$0.8	$32.1	$10.9	$0.6	$27.9

Operating Results:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Revenues and other income:
Southern Capital	$4.6	$4.6	$13.1	$22.7
PCRC	4.1	4.3	14.5	11.1
FTVM	10.5	14.1	38.8	39.6
Operating costs and other expenses:
Southern Capital(1)	$2.7	$3.4	$7.5	$8.9
PCRC	4.7	4.5	14.2	15.5
FTVM	6.6	11.9	28.6	35.1
Net income (loss):
Southern Capital	$1.9	$1.2	$5.6	$13.8
PCRC	(0.6)	(0.2)	0.3	(4.4)
FTVM	3.9	2.2	10.2	4.5

(1)	For comparison of the periods presented, the 2005 and 2006 amounts shown above reflect an adjustment to exclude a change related to depreciation in the third quarter of 2006.

Formation of MSLLC.  On December 1, 2005, KCS and its wholly-owned subsidiary The Kansas City Southern Railway Company (“KCSR”), entered into a transaction agreement (the “Transaction Agreement”) with NS and its wholly-owned subsidiary, AGS, providing for, among other things, the formation of a limited liability company between the parties relating to the ownership and improvement of the KCSR rail line between Meridian, Mississippi and Shreveport, Louisiana (the “Line”), which is the portion of the KCSR rail line between Dallas, Texas and Meridian known as the “Meridian Speedway”. MSLLC is fully consolidated by KCS.

5.	Acquisitions.

In accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”, the Company allocated the purchase price of its acquisitions to the tangible and intangible assets and liabilities of the acquired entity based on their fair values. The fair values assigned to assets acquired and liabilities assumed were

KANSAS CITY SOUTHERN

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based on valuations prepared by independent third party appraisal firms, published market prices and management estimates.

As of April 1, 2006, the Company finalized its purchase price allocation relating to its acquisition of both the 38.8% interest of TMM and the 23.9% interest of the Mexican Government. Remaining severance costs related to the acquisition were $2.1 million at September 30, 2006. The Company expects to substantially complete the settlement of the remainder of these liabilities prior to December 31, 2006.

6.	Noncash Investing and Financing Activities.

The Company initiated the Seventeenth Offering of KCS common stock under the Employee Stock Purchase Plan (“ESPP”) during 2006. Approximately 140,000 shares, with an aggregate purchase price of $2.8 million were subscribed under the Seventeenth Offering. Shares under the Seventeenth Offering will be issued to employees in 2007. Under the Seventeenth Offering, for the nine months ended September 30, 2006, the Company received $1.8 million from payroll deductions.

In the first quarter of 2006, the Company issued 107,344 shares of KCS common stock under the Sixteenth Offering of the ESPP. These shares, with an aggregate purchase price of $1.7 million, were subscribed and paid for through employee payroll deductions in 2005.

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

Fuel Derivative Transactions.  Given the significance of diesel fuel to KCS’ operations and the historical volatility of fuel prices, the Company enters into hedges periodically to partially mitigate the risk of fluctuations in the price of fuel. Subsequent to September 30, 2006, the Company entered into fuel swap agreements covering 20,000 barrels of diesel fuel per month for the three months ending December 31, 2006.

Foreign Exchange Contracts.  The purpose of Grupo KCSM’s foreign exchange contracts is to limit the risks arising from exchange rate fluctuations in its Mexican peso-denominated monetary assets and liabilities. The nature and quantity of any hedging transactions will be determined by management based upon net asset exposure and market conditions.

As of September 30, 2006, Grupo KCSM had one Mexican peso call option outstanding in the notional amount of $1.7 million, based on the average exchange rate of 14.50 Mexican pesos per U.S. dollar. This option expires May 29, 2007. The premium paid, $25.0 thousand, was expensed since this contract did not qualify for hedge accounting. As of September 30, 2006, Grupo KCSM did not have any outstanding forward contracts.

Foreign Currency Balance.  At September 30, 2006, Grupo KCSM had monetary assets and liabilities denominated in Mexican pesos of Ps1,121 million and Ps461 million, respectively. At September 30, 2006, the exchange rate was 10.99 Mexican pesos per U.S. dollar. At December 31, 2005, Grupo KCSM had monetary assets and liabilities denominated in Mexican pesos of Ps1,088 million and Ps549 million, respectively. At December 31, 2005, the exchange rate was 10.64 Mexican pesos per U.S. dollar.

8.	Tex-Mex Loan Agreement.

On June 28, 2005, the Texas Mexican Railway Company (“Tex-Mex”) (a wholly-owned and consolidated subsidiary) entered into an agreement with the Federal Railroad Administration (“FRA”), to borrow $50.0 million to be used for safety and infrastructure improvements. These improvements are expected to increase efficiency and

KANSAS CITY SOUTHERN

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

capacity in order to accommodate growing cross-border freight rail traffic. The loan was granted under the Railroad Rehabilitation and Improvement Financing Program administered by the FRA. The loan is guaranteed by Mexrail, Inc (Mexrail), which has issued a Pledge Agreement in favor of the lender equal to the gross revenues earned by Mexrail on per-car fees charged for traffic crossing the International Rail Bridge located in Laredo, Texas. On June 26, 2006, Tex-Mex received the final distribution of the full loan amount of $50.0 million.

9.	Commitments and Contingencies.

Litigation.  The Company is a party to various legal proceedings and administrative actions, all of which are of an ordinary, routine nature and incidental to its operations. Included in these proceedings are various tort claims brought by current and former employees for job related injuries and by third parties for injuries related to railroad operations. We aggressively defend these matters and have established liability reserves which management believes are adequate to cover expected costs. Although it is not possible to predict the outcome of any legal proceeding, in the opinion of the Company’s management, other than those proceedings described in detail below, such proceedings and actions should not, individually, or in the aggregate, have a material adverse effect on the Company’s financial position, results of operations and cash flows.

Reinsurance Litigation.  As the Company has previously reported, insurance companies who provided insurance to the Company filed an action in federal court in Vermont (the “Reinsurance Litigation”) seeking a declaration that they have no obligation to indemnify the Company concerning a particular casualty claim. That claim, styled Kemp, et al v. The Kansas City Southern Railway Company, et al, has been pending in the Circuit Court of Jackson County, Missouri (the “Kemp Litigation”) and went to trial in September 2006. The Company has now reached a settlement with the plaintiffs in the Kemp Litigation. The Company has also reached settlements with various parties, including several of the insurance companies involved in the Reinsurance Litigation, to indemnify the Company for a significant portion of the settlement. The Kemp settlement is fully reflected in the Company’s third quarter financial statements and the Company has no further risk associated with this litigation. The Company is, however, continuing the Reinsurance Litigation against certain other insurance companies, seeking to establish their obligation to indemnify the Company for their share of the settlement with Kemp.

Casualty Claim Reserves.  The Company’s casualty and liability reserve for its U.S. business segment is based on a study by an independent third party actuarial firm performed on an undiscounted basis. The reserve is based on claims filed and an estimate of claims incurred but not yet reported. While the ultimate amount of claims incurred is dependent on various factors, it is management’s opinion that the recorded liability is a reasonable estimate of aggregate future payments. Adjustments to the liability are reflected as operating expenses in the period in which the adjustments are known. Casualty claims in excess of self-insurance levels are insured up to certain coverage amounts, depending on the type of claim and year of occurrence. Activity in the reserve follows (in millions):

	Nine Months
	Ended September 30,
	2006	2005

Balance at beginning of year	$103.1	$65.3
Accruals, net (includes the impact of actuarial studies)	28.4	51.3
Payments	(15.8)	(17.5)

Balance at end of period	$115.7	$99.1

Based on an updated study of casualty reserves for data through August 31, 2006, and the settlement of the Kemp case, the reserves for FELA, third-party, and occupational illness claims are reflected in the table above for the nine months ended September 30, 2006. The changes to the reserve in the current year reflect the Kemp settlements and a favorable loss experience since the date of the prior study.

KANSAS CITY SOUTHERN

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

KCS/KCSR 2006 Credit Agreement.  On April 28, 2006, KCS and KCSR entered into an amended and restated credit agreement, (the “2006 KCS Credit Agreement”), equal to $371.1 million with The Bank of Nova Scotia and other lenders named in the 2006 KCS Credit Agreement. Proceeds from the 2006 Credit Agreement were used to refinance existing credit facilities. The 2006 KCS Credit Agreement consists of (a) a $125.0 million revolving credit facility with a letter of credit sublimit of $25.0 million, a swing line advance sublimit of up to $15.0 million, and a maturity date of April 28, 2011 and (b) a $246.1 million term loan facility with a maturity date of April 28, 2013.

The 2006 KCS Credit Agreement contains covenants that restrict or prohibit certain actions, including, but not limited to, KCS’ ability to incur debt, create or suffer to exist liens, make prepayments of particular debt, pay dividends, make investments, engage in transactions with stockholders and affiliates, issue capital stock, sell certain assets, and engage in mergers and consolidations or in sale-leaseback transactions. In addition, KCS must meet certain consolidated interest coverage ratios, and consolidated leverage ratios. Failure to maintain compliance with covenants could constitute a default. Other events of default include, but are not limited to, certain payment defaults, certain bankruptcy and liquidation proceedings, a change of control, and certain adverse judgments or government actions. Any event of default could trigger acceleration of the time for payment of any amounts outstanding under the 2006 KCS Credit Agreement. As of September 30, 2006, KCS had $50 million available under the revolving credit facility.

Acquisition of New Locomotives.  On August 23, 2006, KCSR entered into an agreement with Electro-Motive Diesel, Inc. to acquire 30 locomotives to be delivered June 2007 through September 2007 at a total cost of $61.4 million. On August 14, 2006, KCSM entered into an agreement with General Electric Company to acquire 30 locomotives to be delivered to KCSM in December 2006 and January 2007 at an aggregate cost of approximately $63.7 million. The Company intends to finance the acquisition of these locomotives with equipment lease financings treated as operating leases.

On August 11, 2006, KCSR entered into a participation agreement (the “Agreement”) to sell 3 locomotives to a trust and an unrelated party agreed to sell 30 locomotives to the trust for an aggregate purchase price of $59.4 million. As part of the Agreement, HSH Nordbank AG, New York Branch contributed $17.2 million to the trust in exchange for 100% ownership of the beneficial interest of the trust. DVB Bank AG agreed to loan the trust the remaining $42.2 million. KCSR and the trust also entered into an equipment lease agreement in which KCSR agreed to lease the 33 locomotives from the trust for an initial term of approximately 20 years. KCSR is obligated to pay rent on the locomotives bi-annually with the first rent payment due and payable on January 15, 2007, and the remaining rent payments due on July 15 and January 15 of each year during the term of the lease with the final rent payment due on November 11, 2026. The aggregate rent payments under the operating lease are approximately $88.7 million.

Letter of intent.  On September 28, 2006, KCSR and KCSM entered into a letter of intent with General Electric Company to acquire an aggregate of 80 locomotives to be delivered in late 2007 through August 2008 at an aggregate cost of approximately $160.8 million. KCSR intends to acquire 30 of these locomotives, and KCSM intends to acquire 50 of these locomotives. The letter of intent also provides KCSR and KCSM with an option to acquire an additional aggregate 40 locomotives. If such option is exercised, the additional 40 locomotives would be delivered in 2008. KCSR and KCSM each anticipate entering into purchase agreements with General Electric Company in the fourth quarter of 2007 with respect to the 80 locomotives.

10.	Other Post Employment Benefits.

The Company provides certain medical, life and other post employment benefits other than pensions to its retirees. The medical and life plans are available to employees, not covered under collective bargaining arrangements, who have attained age 60 and rendered at least ten years of service. Individuals employed at December 31, 1992, were excluded from a specific service requirement. The medical plan is contributory and provides benefits for retirees, their covered dependents and beneficiaries. The medical plan provides for an annual adjustment of retiree contributions, and also contains, depending on the plan coverage selected, certain deductibles, co-payments,

KANSAS CITY SOUTHERN

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

coinsurance and coordination with Medicare. The life insurance plan is non-contributory and covers retirees only. The Company’s policy is to fund benefits payable under these plans as the obligations become due. However, certain plan assets (money market funds held by a life insurance company) exist with respect to life insurance benefits. A life insurance company holds these assets and the Company receives an investment return on these assets based on the six-month Treasury Bill rate plus 25 basis points.

Net periodic post employment benefit cost (including service cost, interest cost and expected return on plan assets) was not material for the quarter or year to date periods ending September 30, 2006 and September 30, 2005.

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

Prior to April 1, 2005, KCS operated under one reportable segment, the United States (or “U.S.”). Subsequent to the acquisition of a controlling interest in Grupo KCSM on April 1, 2005, KCS has two reportable segments, U.S. and Mexico. Appropriate eliminations are recorded in deriving consolidated data. The U.S. segment consists of KCSR, Mexrail, the Gateway Eastern Railway Company, Tex-Mex and MSLLC as well as U.S. corporate expenses. The Mexico segment consists of Grupo KCSM, KCSM and Arrendadora KCSM and Mexico corporate expenses. Each of these segments is comprised of companies with separate boards of directors, operates and serves different geographical regions and is subject to different customs, laws and tax regulations. Key information regarding these segments follows (in millions):

	Three Months Ended September 30, 2006
	U.S.	Mexico	Elimination	Consolidated

Revenue	$224.8	$190.9	$—	$415.7
Operating expenses:
Compensation and benefits	65.6	31.5	—	97.1
Fuel	37.9	28.5	—	66.4
Purchased services	22.3	33.1	1.2	56.6
Equipment costs	19.4	26.7	—	46.1
Depreciation and amortization	16.1	21.6	—	37.7
Casualties and insurance	8.1	3.9	—	12.0
KCSM employees’ deferred statutory profit sharing	—	(0.6)	—	(0.6)
Other	20.1	4.2	(1.2)	23.1

Total operating expenses	189.5	148.9	—	338.4

Operating income	$35.3	$42.0	$—	$77.3

Capital expenditures	$18.6	$28.9	$—	$47.5

KANSAS CITY SOUTHERN

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended September 30, 2005
	U.S.	Mexico	Elimination	Consolidated

Revenue	$201.8	$182.8	$—	$384.6
Operating expenses:
Compensation and benefits	63.5	30.5	—	94.0
Fuel	32.2	27.4	—	59.6
Purchased services	19.3	37.8	(0.1)	57.0
Equipment costs	20.3	26.3	—	46.6
Depreciation and amortization	14.6	25.9	—	40.5
Casualties and insurance	50.6	4.7	—	55.3
KCSM employees’ deferred statutory profit sharing	—	2.2	—	2.2
Other	22.3	8.9	0.1	31.3

Total operating expenses	222.8	163.7	—	386.5

Operating income (loss)	$(21.0)	$19.1	$—	$(1.9)

Capital expenditures	$50.4	$20.9	$—	$71.3

	Nine Months Ended September 30, 2006
	U.S.	Mexico	Elimination	Consolidated

Revenue	$655.7	$561.6	$—	$1,217.3
Operating expenses:
Compensation and benefits	194.4	89.7	—	284.1
Fuel	105.3	82.5	—	187.8
Purchased services	63.7	96.6	3.6	163.9
Equipment costs	62.9	67.2	—	130.1
Depreciation and amortization	46.7	66.2	—	112.9
Casualties and insurance	29.9	10.2	—	40.1
KCSM employees’ deferred statutory profit sharing	—	5.0	—	5.0
Other	60.5	20.4	(3.6)	77.3

Total operating expenses	563.4	437.8	—	1,001.2

Operating income	$92.3	$123.8	$—	$216.1

Capital expenditures	$93.5	$57.4	$—	$150.9

KANSAS CITY SOUTHERN

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30, 2005
	U.S.	Mexico	Elimination	Consolidated

Revenue	$597.0	$366.9	$—	$963.9
Operating expenses:
Compensation and benefits	187.0	61.7	—	248.7
Fuel	87.3	55.3	—	142.6
Purchased services	62.0	71.5	(0.2)	133.3
Equipment costs	52.1	53.1	—	105.2
Depreciation and amortization	43.5	51.8	—	95.3
Casualties and insurance	78.2	11.8	—	90.0
KCSM employees’ deferred statutory profit sharing	—	41.0	—	41.0
Other	65.4	27.7	0.2	93.3

Total operating expenses	575.5	373.9	—	949.4

Operating income (loss)	$21.5	$(7.0)	$—	$14.5

Capital expenditures	$107.3	$31.1	$—	$138.4

	September 30, 2006
	U.S.	Mexico	Elimination	Consolidated

Total assets	$3,478.1	$2,430.3	$(1,383.0)	$4,525.4
Total liabilities	1,848.2	1,196.1	(148.8)	2,895.5

	September 30, 2005
	U.S.	Mexico	Elimination	Consolidated

Total assets	$3,153.0	$2,389.0	$(1,236.1)	$4,305.9
Total liabilities	1,729.5	1,203.5	(50.6)	2,882.4

12.	Transaction with Affiliates.

On November 2, 2005, KCSR entered into an agreement with El-Mo-Mex, Inc. (“El-Mo”) to acquire El-Mo’s equity interest in certain locomotives leased by KCSM from El-Mo. KCSR and an affiliate paid cash of $32.6 million and assumed $95.9 million of debt and accrued interest to acquire the locomotives. KCSR subsequently purchased the locomotives from the affiliate. On December 20, 2005, KCSR entered into a leveraged lease arrangement, treated for financial reporting purposes as an operating lease, with an unaffiliated third party. Pursuant to the terms of this leveraged lease, KCSR was to sell the locomotives to a trust, which would then lease the locomotives to KCSR for a period of 18 years. The trust also would refinance for its own account, the debt assumed by KCSR in its purchase of the locomotives. Prior to year end, KCSR had completed the sale of 54 of the locomotives to the trust. The remaining 19 units (two of the original 75 were determined to be damaged beyond repair), valued at $32.5 million, were sold to the trust in January 2006.

13.	Condensed Consolidating Financial Information.

KCSR has outstanding $200.0 million of 9 1/2% Senior Notes due 2008 and $200.0 million of 7 1/2% Senior Notes due 2009. Both of these note issues are unsecured obligations of KCSR, however, they are also jointly and severally, and fully and unconditionally guaranteed on an unsecured senior basis by KCS and certain of the subsidiaries (all of which are wholly-owned) within the KCS consolidated group. Grupo KCSM, KCSM, Mexrail, Tex-Mex and MSLLC are non-guarantor subsidiaries. These notes were registered with the SEC and issued in exchange for

KANSAS CITY SOUTHERN

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

privately placed notes having substantially identical terms and associated guarantees to the respective exchange note issues.

The accompanying condensed consolidating financial information (in millions) has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered.”

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended September 30, 2006
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Revenues	$—	$199.3	$2.5	$218.3	$(4.4)	$415.7
Operating expenses	2.9	159.6	4.9	175.4	(4.4)	338.4

Operating income (loss)	(2.9)	39.7	(2.4)	42.9	—	77.3
Equity in net earnings of unconsolidated affiliates and subsidiaries	34.1	0.9	—	0.5	(32.3)	3.2
Interest expense	(1.2)	(16.9)	(0.3)	(24.3)	0.4	(42.3)
Exchange gain	—	—	—	4.5	—	4.5
Other income	0.2	1.2	—	2.5	(0.4)	3.5

Income (loss) before income taxes	30.2	24.9	(2.7)	26.1	(32.3)	46.2
Income tax provision (benefit)	(1.3)	9.2	(1.0)	7.8	—	14.7

Income (loss) before minority interest	31.5	15.7	(1.7)	18.3	(32.3)	31.5
Minority interest	0.2	—	—	—	—	0.2

Net income (loss)	$31.3	$15.7	$(1.7)	$18.3	$(32.3)	$31.3

KANSAS CITY SOUTHERN

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended September 30, 2005
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Revenues	$—	$182.9	$5.7	$205.1	$(9.1)	$384.6
Operating expenses	4.6	195.7	5.5	189.8	(9.1)	386.5

Operating income (loss)	(4.6)	(12.8)	0.2	15.3	—	(1.9)
Equity in net earnings of unconsolidated affiliates and subsidiaries	120.2	0.9	—	0.7	(120.5)	1.3
Interest income (expense)	(2.7)	(16.1)	2.9	(24.0)	0.4	(39.5)
VAT/put settlement gain, net	—	—	—	131.9	—	131.9
Exchange loss	—	—	—	(1.5)	—	(1.5)
Other income (expense)	(8.8)	1.1	—	10.7	(0.4)	2.6

Income (loss) before income taxes and minority interest	104.1	(26.9)	3.1	133.1	(120.5)	92.9
Income tax provision (benefit)	(8.6)	(9.5)	1.1	(2.8)	—	(19.8)

Income (loss) before minority interest	112.7	(17.4)	2.0	135.9	(120.5)	112.7
Minority interest	—	—	—	—	—	—

Net income (loss)	$112.7	$(17.4)	$2.0	$135.9	$(120.5)	$112.7

	Nine Months Ended September 30, 2006
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Revenues	$—	$585.4	$7.7	$639.6	$(15.4)	$1,217.3
Operating expenses	11.9	481.3	14.6	508.8	(15.4)	1,001.2

Operating income (loss)	(11.9)	104.1	(6.9)	130.8	—	216.1
Equity in net earnings (losses) of unconsolidated affiliates and subsidiaries	81.7	(0.7)	—	3.9	(79.2)	5.7
Interest expense	(4.9)	(48.1)	(0.9)	(70.7)	1.1	(123.5)
Debt retirement costs	—	(2.2)		—	—	(2.2)
Exchange loss	—	—	—	(6.7)	—	(6.7)
Other income	0.6	4.3	—	5.5	(1.1)	9.3

Income (loss) before income taxes	65.5	57.4	(7.8)	62.8	(79.2)	98.7
Income tax provision (benefit)	(3.0)	19.4	(2.7)	16.5	—	30.2

Income (loss) before minority interest	68.5	38.0	(5.1)	46.3	(79.2)	68.5
Minority interest	0.2	—	—	—	—	0.2

Net income (loss)	$68.3	$38.0	$(5.1)	$46.3	$(79.2)	$68.3

KANSAS CITY SOUTHERN

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30, 2005
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Revenues	$—	$540.6	$15.4	$431.3	$(23.4)	$963.9
Operating expenses	13.6	498.2	14.8	446.2	(23.4)	949.4

Operating income (loss)	(13.6)	42.4	0.6	(14.9)	—	14.5
Equity in net earnings (losses) of unconsolidated affiliates and subsidiaries	108.7	0.5	—	(1.4)	(107.1)	0.7
Interest income (expense)	(3.6)	(41.9)	2.7	(49.0)	1.3	(90.5)
Debt retirement costs	—	—	—	(3.9)	—	(3.9)
VAT/put settlement gain, net	—	—	—	131.9	—	131.9
Exchange gain	—	—	—	2.8	—	2.8
Other income (expense)	(6.9)	4.4	—	13.4	(1.2)	9.7

Income before income taxes and minority interest	84.6	5.4	3.3	78.9	(107.0)	65.2
Income tax provision (benefit)	(11.1)	2.5	1.1	(5.2)	—	(12.7)

Income before minority interest	95.7	2.9	2.2	84.1	(107.0)	77.9
Minority interest	—	—	—	(17.8)	—	(17.8)

Net income	$95.7	$2.9	$2.2	$101.9	$(107.0)	$95.7

KANSAS CITY SOUTHERN

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2006
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

ASSETS
Current assets	$4.6	$868.0	$47.6	$436.6	$(791.5)	$565.3
Investments	1,923.4	435.3	—	463.1	(2,755.1)	66.7
Properties, net	0.6	1,169.1	230.7	958.8	(0.5)	2,358.7
Concession rights	—	—	—	1,318.3	—	1,318.3
Other assets	4.9	27.7	5.0	194.5	(15.7)	216.4

Total assets	$1,933.5	$2,500.1	$283.3	$3,371.3	$(3,562.8)	$4,525.4

LIABILITIES AND EQUITY
Current liabilities	$374.2	$355.7	$265.6	$563.8	$(837.3)	$722.0
Long-term debt	0.2	719.2	0.6	770.5	—	1,490.5
Payable to affiliates	32.8	—	—	—	—	32.8
Deferred income taxes	(9.6)	443.9	(3.7)	6.4	(15.7)	421.3
Deferred profit sharing	—	—	—	39.3	—	39.3
Other liabilities	6.2	91.6	16.6	75.2	—	189.6
Minority interest	—	—	—	100.2	—	100.2
Stockholders’ equity	1,529.7	889.7	4.2	1,815.9	(2,709.8)	1,529.7

Total liabilities and equity	$1,933.5	$2,500.1	$283.3	$3,371.3	$(3,562.8)	$4,525.4

KANSAS CITY SOUTHERN

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2005
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

ASSETS
Current assets	$2.4	$476.1	$20.3	$233.3	$(265.3)	$466.8
Investments	1,715.4	435.8	—	464.2	(2,555.1)	60.3
Properties, net	0.1	1,334.0	239.3	724.9	—	2,298.3
Concession rights	—	—	—	1,360.4	—	1,360.4
Restricted funds	9.0	—	—	—	—	9.0
Other assets	1.9	19.6	5.3	218.0	(16.0)	228.8

Total assets	$1,728.8	$2,265.5	$264.9	$3,000.8	$(2,836.4)	$4,423.6

LIABILITIES AND EQUITY
Current liabilities	$202.2	$141.0	$240.2	$257.8	$(267.5)	$573.7
Long-term debt	0.2	738.1	0.6	925.0	—	1,663.9
Payable to affiliates	98.1	—	0.7	26.6	(45.0)	80.4
Deferred income taxes	(3.5)	424.6	(0.5)	4.5	(15.9)	409.2
Other liabilities	5.6	110.5	14.6	139.5	—	270.2
Stockholders’ equity	1,426.2	851.3	9.3	1,647.4	(2,508.0)	1,426.2

Total liabilities and equity	$1,728.8	$2,265.5	$264.9	$3,000.8	$(2,836.4)	$4,423.6

KANSAS CITY SOUTHERN

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2006
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

CASH FLOWS PROVIDED BY (USED FOR):
OPERATING ACTIVITIES:
Excluding intercompany activity	$(132.5)	$269.9	$1.6	$31.5	$—	$170.5
Intercompany activity	172.8	(183.9)	(.6)	11.7	—	—

Net cash flows provided by operating activities	40.3	86.0	1.0	43.2	—	170.5

INVESTING ACTIVITIES:
Property additions	—	(65.8)	(.2)	(84.9)	—	(150.9)
Sale of investment in MSLLC	—	—	—	100.0	—	100.0
Funding of restricted cash — MSLLC	—	—	—	(48.7)	—	(48.7)
Other, net	—	7.8	—	.3	—	8.1

Net	—	(58.0)	(.2)	(33.3)	—	(91.5)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	379.2	—	31.1	—	410.3
Repayment of long-term debt	(44.0)	(398.1)	—	(9.7)	—	(451.8)
Debt issuance costs	—	(7.5)	—		—	(7.5)
Proceeds from stock plans	7.4	—	—	—	—	7.4
Cash dividends paid	(4.3)	—	—	—	—	(4.3)

Net	(40.9)	(26.4)		21.4	—	(45.9)

CASH AND CASH EQUIVALENTS:
Net increase (decrease)	(.6)	1.6	.8	31.3	—	33.1
At beginning of year	0.7	20.7	(0.9)	10.6	—	31.1

At end of period	$.1	$22.3	$(.1)	$41.9	$—	$64.2

KANSAS CITY SOUTHERN

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30, 2005
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

CASH FLOWS PROVIDED BY (USED FOR):
OPERATING ACTIVITIES:
Excluding intercompany activity	$(2.7)	$70.3	$11.5	$65.1	$—	$144.2
Intercompany activity	16.1	(13.2)	(9.3)	6.4	—	0.0

Net cash flows provided by operating activities	13.4	57.1	2.2	71.5	—	144.2

INVESTING ACTIVITIES:
Property additions	—	(96.0)	(0.4)	(42.0)	—	(138.4)
Proceeds from disposal of property	—	5.7		0.2	—	5.9
Investments in and loans to affiliates	(5.5)	(3.9)		(11.4)	10.7	(10.1)
Acquisition costs	(8.5)	—	—	—	—	(8.5)
Cash acquired from Mexrail	—	—	—	3.0	—	3.0
Cash acquired from Grupo KCSM	—	—	—	5.5	—	5.5
Repayment of loans to affiliates	—	10.6		6.7	(17.3)	—
Other, net	—	(3.5)	4.2	(0.7)	—	0.0

Net	(14.0)	(87.1)	3.8	(38.7)	(6.6)	(142.6)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	122.0	—	501.0	—	623.0
Repayment of long-term debt	(1.0)	(94.6)	—	(474.8)	—	(570.4)
Capital contribution	—	—	—	5.5	(5.5)	—
Proceeds from loans from affiliates	5.2	—	—	—	(5.2)	—
Repayment of loans from affiliates	(6.7)	—	—	(10.6)	17.3	—
Debt issuance costs	—	(2.3)	—	(12.4)	—	(14.7)
Proceeds from stock plans	0.9	—	—	—	—	0.9
Cash dividends paid	(6.6)	—	—	—	—	(6.6)

Net	(8.2)	25.1	—	8.7	6.6	32.2

CASH AND CASH EQUIVALENTS:
Net increase (decrease)	(8.8)	(4.9)	6.0	41.5	—	33.8
At beginning of year	10.5	27.5	0.2	0.4	—	38.6

At end of period	$1.7	$22.6	$6.2	$41.9	$—	$72.4

KANSAS CITY SOUTHERN

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	New Accounting Pronouncements.

FASB 158.  In September 2006, the Financial Accounting Standards Board issued Financial Accounting Standard No. 158 (SFAS 158), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R) which requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan in the Company’s balance sheet. This portion of the new guidance is effective for the Company on December 31, 2006. Additionally, the pronouncement eliminates the option for the Company to use a measurement date prior to the Company’s fiscal year end effective December 31, 2008. The Standard provides two approaches to transition to a fiscal year end measurement date, both of which are to be applied prospectively. The Company is evaluating the impact of adopting SFAS No. 158, and based on initial evaluation does not anticipate a material impact to its financial statements.

FIN 48.  In June 2006, the Financial Accounting Standards Board issued Interpretation 48 (FIN 48), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which clarifies the accounting for uncertainties in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is evaluating the impact of FIN 48 on all of its open tax positions and expects to complete that analysis in the fourth quarter. Based on initial evaluation the Company does not anticipate a material impact to its financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion set forth below, as well as other portions of this Form 10-Q, contain forward-looking statements that are not based upon historical information. Such forward-looking statements are based upon information currently available to management and management’s perception thereof as of the date of this Form 10-Q. Readers can identify these forward-looking statements by the use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. The actual results of operations of Kansas City Southern (“we”, “our”, “KCS” or the “Company”) could materially differ from those indicated in forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s annual report on Form 10-K for the year ended December 31, 2005, which is on file with the U.S. Securities and Exchange Commission (File No. 1-4717) incorporated by reference herein and in Part II Item 1A — “Risk Factors” in this Form 10-Q. Readers are strongly encouraged to consider these factors when evaluating forward-looking statements. We will not update any forward-looking statements set forth in this Form 10-Q.

The discussion herein is intended to clarify and focus on the Company’s results of operations, certain changes in its financial position, liquidity, capital structure and business developments for the periods covered by the consolidated financial statements included under Item 1 of this Form 10-Q. This discussion should be read in conjunction with those consolidated financial statements and the related notes thereto, and is qualified by reference thereto.

Overview

Through the first quarter of 2005, we operated under one reportable business segment in the rail transportation industry. Beginning in the second quarter of 2005 with the acquisition of a controlling interest in Grupo KCSM, S.A. de C.V. (“Grupo KCSM”), we began operating under two reportable business segments, which are defined geographically as United States (“U.S.”) and Mexico. The U.S. segment consists primarily of The Kansas City Southern Railway Company (“KCSR”), Mexrail Inc., (“Mexrail”) and Meridian Speedway, LLC (“MSLLC”) while the Mexico segment includes primarily Grupo KCSM and its operating subsidiary Kansas City Southern de México, S.A. de C.V. (“KCSM”) and Arrendadora KCSM, S.A. de C.V. (“Arrendadora KCSM”). In both the U.S. and the Mexico segments, we generate our revenues and cash flows by providing our customers with freight delivery services throughout North America directly and through connections with other Class I rail carriers. Our customers conduct business in a number of different industries, including electric-generating utilities, chemical and petroleum products, paper and forest products, agriculture and mineral products, automotive products and intermodal transportation. Appropriate eliminations of revenue and reclassifications of operating revenues and expenses have been recorded in deriving consolidated data. Each of these segments is comprised of companies with separate boards of directors, operates and serves different geographical regions, and is subject to different customs, laws, and tax regulations.

For the first quarter of 2005, Grupo KCSM was an unconsolidated affiliate, and we used the equity method of accounting to recognize our proportionate share of Grupo KCSM’s earnings. On completion of the acquisition of a controlling interest in Grupo KCSM on April 1, 2005, KCS began including the operating revenues and expenses of Grupo KCSM in its consolidated financial statements. Accordingly, the historical financial information for the nine months ended September 30, 2006 is not comparable to the nine months ended September 30, 2005 due to the acquisition of Grupo KCSM. In addition, effective January 1, 2005, the financial results of Mexrail are included in the U.S. segment of the consolidated financial statements of KCS.

Third Quarter Analysis

Consolidated net income for the third quarter 2006 decreased $81.4 million compared to the third quarter of 2005 primarily due to a one-time, non-cash gain of $131.9 million as a result of a VAT claim and put settlement. The VAT claim and put settlement with the Mexican Government recorded in the third quarter of 2005, resulted in KCS attaining 100% ownership of KCSM. The Company also recorded, based upon an actuarial study, an expense of

$37.8 million for personal injury liabilities in the third quarter of 2005. These items had a $14.5 million tax benefit on the consolidation as reported.

Revenue growth for the third quarter of 2006 was driven by a 1.9% increase in volumes, and a continued recognition of the value of Kansas City Southern’s freight services. Consolidated operating expenses decreased reflecting reductions in all cost categories except: fuel driven by higher prices, and compensation and benefits inflation.

2006 Outlook

For the remainder of 2006, management expects the growth in the North American economy to yield improvements in operating income. Since uniting KCSR, Grupo KCSM and Mexrail under the common control of KCS, we continue to see the results of a stronger, more competitive railway network. We expect the continued strength of the North American economy to continue to drive increased demand for rail transportation services. With certain exceptions, primarily fuel, increases in variable operating expenses should be lower than changes in the volume reflecting an improving operating ratio. Gains in operating efficiencies are expected to be achieved as a result of process improvement initiatives in Mexico and the U.S. in 2006. However, volatility in fuel prices could continue to have an impact on our operating expenses.

Since completion of our joint venture with Norfolk Southern Corporation (“NS”), our position in the southeastern U.S. has further strengthened and capital enhancements in the corridor between Meridian, Mississippi and Shreveport, Louisiana are being done on schedule and creating new capacity. We believe that this partnership with NS will provide increased volume with NS, as well as strengthen our ability to recognize our competitive advantage for multimodal shipments from the ports of Mexico to destinations throughout the U.S. and Canada.

Recent Developments

Tender Offer.  On October 23, 2006, pursuant to an offer to purchase dated such date, KCSM commenced a cash tender offer and consent solicitation for any and all outstanding $150.0 million aggregate principal amount of its 10 1/4% Senior Notes due 2007 (“2007 Senior Notes”). The consent solicitation expired on November 3, 2006. KCSM received consents in connection with the tender offer and consent solicitation from holders of over 97% of the 2007 Senior Notes to amend the indenture under which the 2007 Senior Notes were issued (the “2007 Indenture”), to eliminate substantially all of the restrictive covenants included in the 2007 Indenture. The supplemental indenture relating to the 2007 Senior Notes containing the proposed changes (the “2007 Supplemental Indenture”) is anticipated to become effective on November 21, 2006. The tender offer will expire at midnight, New York City time, on November 20, 2006 unless extended, and KCSM expects to purchase tendered notes on November 21, 2006, in accordance with the terms of the tender offer. The consummation of the tender offer and consent solicitation is subject to a number of conditions, including obtaining sufficient funds to pay for the 2007 Senior Notes tendered. We intend to obtain such funds through new debt financing.

Results of Operations

Consolidated Net Income.  Consolidated net income for the third quarter 2006 decreased $81.4 million compared to the prior year third quarter as discussed above.

The following summarizes KCS’ income statement (in millions):

	Three Months
	Ended September 30,		Change
	2006	2005	Dollars	Percent

Revenues	$415.7	$384.6	$31.1	8.1%
Operating expenses	338.4	386.5	(48.1)	(12.4)%

Operating income (loss)	77.3	(1.9)	79.2	4168.4%
Equity in net earnings of unconsolidated affiliates	3.2	1.3	1.9	146.2%
Interest expense	(42.3)	(39.5)	(2.8)	(7.1)%
VAT/put settlement gain, net	—	131.9	(131.9)	(100.0)%
Exchange gain (loss)	4.5	(1.5)	6.0	400.0%
Other income	3.5	2.6	0.9	34.6%

Income before income taxes and minority interest	46.2	92.9	(46.7)	(50.3)%
Income tax provision (benefit)	14.7	(19.8)	34.5	174.2%

Income before minority interest	31.5	112.7	(81.2)	(72.0)%
Minority interest	0.2	—	0.2	—

Net Income	$31.3	$112.7	$(81.4)	(72.2)%

Consolidated net income for the nine months ended September 30, 2006 decreased $27.4 million compared to the same period in 2005. The U.S. operating income for the nine months ended September 30, 2006 increased $70.8 million compared to the same period in 2005, while the Mexico segment operating income increased $130.8 million. The increase in the Mexico segment reflects the impact of the consolidation of Grupo KCSM in the second quarter of 2005, accordingly, the year to date periods ended September 30, 2006 and 2005 are not comparable.

The following summarizes the consolidated income statement components of KCS (in millions):

	Nine Months
	Ended
	September 30,		Change
	2006	2005	Dollars	Percent

Revenues	$1,217.3	$963.9	$253.4	26.3%
Operating expenses	1,001.2	949.4	51.8	5.5%

Operating income	216.1	14.5	201.6	1390.3%
Equity in net earnings of unconsolidated affiliates	5.7	0.7	5.0	714.3%
Interest expense	(123.5)	(90.5)	(33.0)	(36.5)%
Debt retirement costs	(2.2)	(3.9)	1.7	43.6%
VAT/put settlement gain, net	—	131.9	(131.9)	(100.0)%
Foreign exchange gains (losses)	(6.7)	2.8	(9.5)	(339.3)%
Other income	9.3	9.7	(0.4)	(4.1)%

Income before income taxes and minority interest	98.7	65.2	33.5	51.4%
Income tax provision (benefit)	30.2	(12.7)	42.9	337.8%

Income before minority interest	68.5	77.9	(9.4)	(12.1)%
Minority interest	0.2	(17.8)	18.0	101.1%

Net Income	$68.3	$95.7	$(27.4)	(28.6)%

U.S. Segment.  Operating income for the U.S. segment was $35.3 million for the three months ended September 30, 2006, compared to a $21.0 million operating loss in the prior year’s same period.

U.S. Revenues.  Revenue for our U.S. segment constituted 54.1% and 52.5% of KCS’ consolidated revenue for the three months ended September 30, 2006 and 2005, respectively. The following summarizes U.S. revenues (in millions), including the consolidated revenues (in millions) and carload statistics of KCSR and Mexrail (in thousands).

	Revenues				Carloads and Intermodal Units
	Three Months				Three Months
	Ended September 30,		Change		Ended September 30,		Change
	2006	2005	Dollars	Percent	2006	2005	Units	Percent

General commodities:
Chemical and petroleum	$44.4	$38.4	$6.0	15.6%	40.7	38.4	2.3	6.0%
Forest products and metals	61.0	55.4	5.6	10.1%	50.5	51.7	(1.2)	(2.3)%
Agricultural and mineral	49.4	42.6	6.8	16.0%	42.3	42.0	0.3	0.7%

Total general commodities	154.8	136.4	18.4	13.5%	133.5	132.1	1.4	1.1%
Intermodal and automotive	20.5	18.6	1.9	10.2%	91.0	80.5	10.5	13.0%
Coal	34.4	33.0	1.4	4.2%	63.6	61.1	2.5	4.1%

Carload revenues and carload and intermodal units	209.7	188.0	21.7	11.5%	288.1	273.7	14.4	5.3%

Other revenues	15.1	13.8	1.3	9.3%

U.S. revenues	$224.8	$201.8	$23.0	11.4%

The following summarizes U.S. revenues, including the consolidated revenues (in millions) and carload statistics of KCSR and Mexrail (in thousands).

	Revenues				Carloads and Intermodal Units
	Nine Months				Nine Months
	Ended September 30,		Change		Ended September 30,		Change
	2006	2005	Dollars	Percent	2006	2005	Units	Percent

General commodities:
Chemical and petroleum	$129.8	$116.4	$13.4	11.5%	120.2	120.8	(0.6)	(0.5)%
Forest products and metals	179.6	161.8	17.8	11.0%	150.1	161.5	(11.4)	(7.1)%
Agricultural and mineral	146.7	132.3	14.4	10.9%	129.3	139.4	(10.1)	(7.2)%

Total general commodities	456.1	410.5	45.6	11.1%	399.6	421.7	(22.1)	(5.2)%
Intermodal and automotive	55.5	56.3	(0.8)	(1.4)%	248.9	248.7	0.2	0.1%
Coal	100.4	90.7	9.7	10.7%	187.4	173.3	14.1	8.1%

Carload revenues and carload and intermodal units	612.0	557.5	54.5	9.8%	835.9	843.7	(7.8)	(0.9)%

Other revenues	43.7	39.5	4.2	10.6%

U.S. revenues	$655.7	$597.0	$58.7	9.8%

U.S. operations experienced revenue increases in all commodity groups except for automotive due to strategic price adjustments, increased fuel surcharge revenue, and volume increases in coal. The following discussion provides an analysis of our revenues by commodity group.

Chemical and Petroleum Products.  For the three and nine months ended September 30, 2006 U.S. chemical and petroleum products experienced strong price increases as well as new business, which was somewhat offset by volume declines for the nine months. Earlier in the year unit volume declines were primarily reflected in the petroleum and plastic groups, as plants along the Gulf Coast continued to recover from the hurricane.

Forest Products and Metals.  For the three and nine months ended September 30, 2006, forest products and metals revenue for the U.S. segment increased despite carload volumes that were flat to slightly decreased in most commodities with the exception of lower logs and chips volumes. Declines in logs and chips carload volumes, which comprised the most volume decline in this commodity group, were due to targeted rate adjustments strategically made to improve revenue quality.

Agricultural and Mineral Products.  For the three and nine months ended September 30, 2006, agriculture and mineral products for the U.S. segment experienced a continued favorable environment which more than offset any volume changes.

Coal.  For the three and nine months ended September 30, 2006, increases in U.S. coal revenues were primarily due to the addition of two new coal customers that were previously served by other railroads, certain targeted rate increases related to renegotiated contracts and overall increases in carloadings at certain electric generating stations driven by strong demand.

U.S. Operating Expenses.  For the quarter ended September 30, 2006, U.S. operating expenses decreased $33.3 million when compared to the same period in 2005 as shown below (in millions).

	Three Months
	Ended September 30,		Change
	2006	2005	Dollars	Percent

Compensation and benefits	$65.6	$63.5	$2.1	3.3%
Fuel	37.9	32.2	5.7	17.7%
Purchased services	22.3	19.3	3.0	15.5%
Equipment costs	19.4	20.3	(0.9)	(4.4)%
Depreciation and amortization	16.1	14.6	1.5	10.3%
Casualties and insurance	8.1	50.6	(42.5)	(84.0)%
Other	20.1	22.3	(2.2)	(9.9)%

Total U.S. operating expenses	$189.5	$222.8	$(33.3)	(14.9)%

The following summarizes U.S. segment operating expenses (in millions).

	Nine Months
	Ended September 30,		Change
	2006	2005	Dollars	Percent

Compensation and benefits	$194.4	$187.0	$7.4	4.0%
Fuel	105.3	87.3	18.0	20.6%
Purchased services	63.7	62.0	1.7	2.7%
Equipment costs	62.9	52.1	10.8	20.7%
Depreciation and amortization	46.7	43.5	3.2	7.4%
Casualties and insurance	29.9	78.2	(48.3)	(61.8)%
Other	60.5	65.4	(4.9)	(7.5)%

Total U.S. operating expenses	$563.4	$575.5	$(12.1)	(2.1)%

Compensation and Benefits.  Compensation and benefits expense increased for the three and nine months ended September 30, 2006 compared to the same period in 2005 primarily as a result of inflation.

Fuel.  Fuel expense increased for the three and nine months ended September 30, 2006 as a result of higher fuel prices versus the prior year, somewhat offset by improving fuel efficiency as a result of operations initiations.

Purchased Services.  Purchased services expense for the three and nine months ended September 30, 2006, increased compared to the same period in 2005, primarily due to increases in legal expense.

Equipment Costs.  Equipment costs declined for the three months ended September 30, 2006 but increased for the nine months compared to the same periods in 2005, primarily due to additions to the U.S. locomotive fleet, including 73 units that were transferred from Mexico to the U.S. in January 2006.

Depreciation and Amortization.  Depreciation and amortization expense for the three and nine months ended September 30, 2006 increased compared to the same period in 2005, primarily reflecting a higher asset base.

Casualties and Insurance.  Casualty and insurance expense decreased for the three and nine months ended September 30, 2006 compared to the same period in 2005. The change primarily reflects a non-cash adjustment of $37.8 million for personal injury liabilities based upon an actuarial study in 2005 and a lower number and severity of derailments in 2006 as compared with the prior year.

Mexico Segment.  KCS acquired a controlling interest in Grupo KCSM effective April 1, 2005. The three month period ended September 30, 2005 results reflect the impact of charges and costs associated with the acquisition, as well as the effect of fair value adjustments as required by purchase accounting. Management evaluates the results of its Mexico operations based on its operating performance during the current quarter and comparison to plan. Operating income for the quarter ended September 30, 2006 was $42.0 million.

Mexico Revenues.  Revenue for our Mexico segment constituted 45.9% of KCS’ consolidated revenue for the quarter ended September 30, 2006 and 47.5% for the same period in 2005.

The following summarizes consolidated Mexico revenues (in millions) and carload statistics (in thousands).

	Revenues				Carloads and Intermodal Units
	Three Months				Three Months
	Ended September 30,		Change		Ended September 30,		Change
	2006	2005	Dollars	Percent	2006	2005	Units	Percent

General commodities:
Chemical and petroleum	$34.3	$34.2	$0.1	0.3%	25.7	24.8	0.9	3.6%
Forest products and metals	52.4	47.3	5.1	10.8%	44.2	46.7	(2.5)	(5.4)%
Agricultural and mineral	60.5	57.3	3.2	5.6%	48.2	50.1	(1.9)	(3.8)%

Total general commodities	147.2	138.8	8.4	6.1%	118.1	121.6	(3.5)	(2.9)%
Intermodal and automotive	40.8	40.6	0.2	0.5%	77.2	79.2	(2.0)	(2.5)%

Carload revenues and carload and intermodal units	188.0	179.4	8.6	4.8%	195.3	200.8	(5.5)	(2.7)%

Other revenues	2.9	3.4	(0.5)	(14.7)%

Mexico revenues	$190.9	$182.8	$8.1	4.4%

Although not consolidated in previous years, revenue recognition policies for our Mexico operations were consistent with those of U.S. operations in all material respects; therefore, commodity statistics for the nine months ended September 30, 2005 are presented for purposes of comparison. The following summarizes Mexico revenues (in millions) and carloads (in thousands).

	Revenues				Carloads and Intermodal Units
	Nine Months				Nine Months
	Ended September 30,		Change		Ended September 30,		Change
	2006	2005	Dollars	Percent	2006	2005	Units	Percent

General commodities:
Chemical and petroleum	$104.3	$96.2	$8.1	8.4%	76.6	75.2	1.4	1.9%
Forest products and metals	157.1	138.9	18.2	13.1%	142.4	150.1	(7.7)	(5.1)%
Agricultural and mineral	166.8	163.1	3.7	2.3%	144.0	148.9	(4.9)	(3.3)%

Total general commodities	428.2	398.2	30.0	7.5%	363.0	374.2	(11.2)	(3.0)%
Intermodal and automotive	118.6	129.7	(11.1)	(8.6)%	227.5	245.3	(17.8)	(7.3)%

Carload revenues and carload and intermodal units	546.8	527.9	18.9	3.6%	590.5	619.5	(29.0)	(4.7)%

Other revenues	14.8	9.1	5.7	62.6%

Mexico revenues	$561.6	$537.0	$24.6	4.6%

Mexico revenues for the three and nine months ended September 30, 2006 increased $8.1 million and $24.6 million, respectively, or 4.4% and 4.6%, respectively, over the same periods in 2005. These increases are attributable mainly to increased industrial production, rate increases and fuel surcharge increases, partially offset by decreases in carload volumes. Revenues from fuel surcharges were $10.7 million and $29.8 million for the three and nine month periods ended September 30, 2006 compared to $8.1 million and $20.7 million for the three and nine month periods ended September 30, 2005, respectively.

Chemical and Petroleum.  Revenue increases for the three and nine months ended September 30, 2006, were driven mainly by freight rate increases in the chemical and petrochemical products, the recovery of the plastics industry from natural disasters, the movement of fertilizers and an increase of imports and movement of chemical compounds, petroleum coke and domestic fuel oil.

Forest Products and Metals.  Steel slab revenues increased due to higher international traffic, resulting from higher consumption by manufacturing industries, as well as certain targeted rate increases during the second quarter 2006. Shipments of metals, minerals and ores were affected by lower production at many of our Mexican customers’ facilities.

Agriculture and Mineral.  Revenues derived from corn, soybeans and other agro-industrial products such as corn syrup, increased as a result of higher import volumes related to lower domestic harvests and higher consumption during these periods. This increase was partially offset by a reduction in import shipments of wheat products during the three and nine months ended September 30, 2006.

Intermodal and Automotive.  Revenue decreased for the three and nine months ended September 30, 2006 due to a decrease in automotive revenue which was partially offset by an increase in intemodal revenue. Automotive revenue decreased mainly due to a reduction in the movement of finished vehicles for exportation to the U.S. and Canadian markets. Additionally, the importing of finished vehicles as well as the domestic distribution of these vehicles has declined. This decrease partially offset by intermodal revenue which increased due to steamship peak season in Lazaro Cardenas, mostly related to imports for the upcoming holiday season. Scheduled intermodal train service has also had a positive impact by providing reliability to our customers.

For the three and nine months ended September 30, 2006, automotive revenues were lower principally due to a reduction in the movement of finished vehicles for export to the U.S. and Canadian markets. Additionally, the import of finished vehicles, as well as the domestic distribution of these vehicles, has declined compared to the prior year.

Mexico Operating Expenses.  For the quarter ended September 30, 2006, Mexico operating expenses decreased $14.8 million when compared to the same period in 2005 as shown below (in millions).

	Three Months
	Ended September 30,		Change
	2006	2005	Dollars	Percent

Compensation and benefits	$31.5	$30.5	$1.0	3.3%
Fuel	28.5	27.4	1.1	4.0%
Purchased services	33.1	37.8	(4.7)	(12.4)%
Equipment costs	26.7	26.3	0.4	1.5%
Depreciation and amortization	21.6	25.9	(4.3)	(16.6)%
Casualties and insurance	3.9	4.7	(0.8)	(17.0)%
KCSM employees’ deferred statutory profit sharing	(0.6)	2.2	(2.8)	(127.3)%
Other	4.2	8.9	(4.7)	(52.8)%

Total Mexico operating expenses	$148.9	$163.7	$(14.8)	(9.0)%

The following summarizes Mexico segment operating expenses for the nine months (in millions).

	Nine Months
	Ended September 30,		Change
	2006	2005	Dollars	Percent

Compensation and benefits	$89.7	$90.5	$(0.8)	(0.9)%
Fuel	82.5	78.5	4.0	5.1%
Purchased services	96.6	108.3	(11.7)	(10.8)%
Equipment costs	67.2	74.6	(7.4)	(9.9)%
Depreciation and amortization	66.2	73.9	(7.7)	(10.4)%
Casualties and insurance	10.2	14.1	(3.9)	(27.7)%
KCSM employees’ deferred statutory porofit sharing	5.0	41.5	(36.5)	(88.0)%
Other	20.4	36.6	(16.2)	(44.3)%

Total Mexico operating expenses	$437.8	$518.0	$(80.2)	(15.5)%

KCS completed the purchase of the controlling interest in Grupo KCSM on April 1, 2005. Since that date the financial results of Grupo KCSM have been consolidated into KCS. Prior to April 1, 2005, the investment for Grupo KCSM was accounted for under the equity method. As more fully described in our 2005 Annual Report on Form 10-K, KCS has made certain adjustments to the accounting policies of Grupo KCSM to conform the accounting for certain expense items, such as depreciation, to our existing policies for U.S. operations. The pro forma expenses for the nine months ended September 30, 2005, which include the three months prior to April 1, 2005, are presented for comparative purposes.

Compensation and Benefits.  Compensation and benefits increased for the third quarter as a result of annual salary increase and increased wages and employee benefits resulting from labor negotiations in July 2006. This increase was partially offset by the reduction in the number of employees and a 2.3% depreciation of the Mexican peso against the U.S. dollar. Compensation and benefits decreased for the nine months largely due to a reduction in employees. This decrease was partially offset by annual raises and increased wages and benefits resulting from labor negotiations in July 2005.

Fuel.  Fuel expense increased for the quarter primarily due to an increase in consumption due to increases in freight car volume. This expense increased for the nine months largely due to increased fuel prices.

Purchased Services.  Purchased services decreased for the three and nine months ended September 30, 2006 due to the amortization of deferred credits related to locomotive maintenance established in connection with the push down of purchase accounting by KCS. In addition, locomotive maintenance expense decreased due to the termination in November 2005 of the El-Mo-Mex Locomotive Operating Lease Agreement which covered 75 locomotives. Certain trackage rights were not used during the third quarter, which resulted in a decrease in the expense.

Equipment Costs.  Equipment costs increased in the third quarter principally from an increase in the amortization related to locomotive and freight car leases established in connection with the push down of purchase accounting by KCS. A similar charge will occur in subsequent quarters until the expiration of all of the related leases. The decrease for the nine months is due to the decrease in car hire expense which includes costs incurred to use the freight cars of other railroads to move freight, net of car income and receipts received from other railroads for use of our freight cars. Car hire is affected by the volume of business, the number of cars owned or leased, traffic flows and the time it takes to move traffic. The decrease is due to a reduction in hours used in the period due to a decrease in cycle time as a consequence of traffic diminution in Silao.

Depreciation and Amortization.  Depreciation and amortization decreased in the third quarter and nine months due to an updated depreciation study performed by a third party which resulted in changes to the estimated useful lives of properties, equipment and concession rights.

Casualties and Insurance.  Casualties and insurance expenses decreased in the third quarter and nine months due to improved derailment experience.

KCSM Employees’ Deferred Statutory Profit Sharing.  Deferred profit sharing decreased in the third quarter and nine months as a result of four Supreme Court decisions in May of last year which denied the deductibility of NOL’s in calculating a company’s profit sharing liability. As a result of the court rulings, we decreased our deferred profit sharing asset associated with these NOL’s resulting in a $35.6 million non-cash charge to income in 2005.

Consolidated Non-operating Expenses.

Interest Expense.  Interest expense for the quarter ended September 30, 2006 increased $2.8 million compared to the quarter ended September 30, 2005 due to increased borrowings under the revolving credit facility and higher variable interest rates. The year to date increase of $33.0 million is primarily due to the purchase of Grupo KCSM and inclusion of nine month’s interest expense in the nine months ended September 30, 2006 versus only six months in the nine months ended September 30, 2005.

Foreign Exchange Gain.  For the three and nine months ended September 30, 2006, foreign exchange gain (loss) changed $6.0 million and $9.5 million, respectively, compared to the same periods in 2005. During the third quarter 2006, the U.S. dollar appreciated 2.5% relative to the Mexican peso compared to the same period in 2005.

Income Tax Provision (Benefit).  For the quarter ended September 30, 2006, KCS’ income tax provision was $14.7 million as compared to a $19.8 million benefit for the quarter ended September 30, 2005. The effective income tax rate was 31.8% and (21.3%) for the quarters ended September 30, 2006 and 2005, respectively. In the third quarter of 2005, the Company recorded a one-time, non-cash gain of $131.9 million as a result of a VAT settlement. The VAT settlement with the Mexican Government resulted in KCS attaining 100% ownership of KCSM. The Company believes, based upon opinions of outside legal counsel and other factors that this settlement is not taxable to the Company for U.S. income tax purposes. Excluding the $131.9 million gain from net income for income tax purposes for the three and nine months ended September 30, 2005, the Company had a net loss and recorded an income tax benefit.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows generated from operations, borrowings under our revolving credit facilities and access to debt and equity capital markets. Although we have had excellent access to capital markets, as a highly leveraged company the financial terms under which we obtain funding often contain certain restrictive covenants. Our covenants restrict or prohibit certain actions, including, but not limited to, our ability to incur debt, create or suffer to exist liens, make prepayments of particular debt, pay dividends, make investments, engage in transactions with stockholders and affiliates, issue capital stock, sell certain assets, and engage in mergers and consolidations or in sale-leaseback transactions. These covenants restrict our financial flexibility. As of September 30, 2006, our total available liquidity, defined as the cash balance plus revolving credit facility availability, was approximately $114 million.

Summary cash flow data for the Company follows (in millions):

	Nine Months
	Ended
	September 30,
	2006	2005

Cash flows provided by (used for):
Operating activities	$170.5	$144.2
Investing activities	(91.5)	(142.6)
Financing activities	(45.9)	32.2

Cash and cash equivalents:
Net increase	33.1	33.8
At beginning of year	31.1	38.6

At end of period	$64.2	$72.4

During the nine months ended September 30, 2006, KCS’ consolidated cash position increased $33.1 million from December 31, 2005, primarily attributable to strong cash flow from operating activities. As compared to the nine months ended September 30, 2005, cash flow from operating activities increased $26.3 million primarily as a result of improved operating performance. Net investing cash outflows decreased $51.1 million due primarily to the increase in property acquisitions of $12.5 million being more than offset by the investment by AGS in MSLLC of $100.0 million and the recognition of the restricted cash related to the AGS investment in MSLLC of $48.7 million. Financing activity cash flows decreased due to the repayment of debt related to the Grupo KCSM acquisition in 2006 versus net debt issuance in 2005.

The following summarizes the cash capital expenditures by type (in millions):

	Nine Months
	Ended September 30,
	2006	2005

Track infrastructure	$118.8	$87.6
Locomotives, freight cars and other equipment	16.8	31.8
Information technology	5.3	6.3
Facilities and improvements	4.0	3.7
Other	6.0	9.0

Total capital expenditures	$150.9	$138.4

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

On April 4, 2006, Standard & Poor’s Rating Services (“S&P”) placed the ratings for KCS, KCSR and KCSM on CreditWatch with negative implications. On April 10, 2006, S&P lowered its corporate credit rating on KCS,

KCSR and KCSM to ‘B’ from ‘BB−’. The senior secured debt rating of KCS, KCSR and KCSM was lowered to ‘BB−’ from ‘BB+’ and the senior unsecured debt rating was lowered to ‘B−’ from ‘B+’. S&P also kept all credit ratings on CreditWatch with negative implications. On September 1, 2006 S&P affirmed KCS’, KCSR’s and KCSM’s ratings and removed them from CreditWatch. S&P’s outlook remains negative.

On May 18, 2006 S&P lowered its preferred stock rating on KCS to ‘D’ from ‘C’ and removed the ratings from CreditWatch where they were initially placed on March 23, 2006. This rating action followed the Company’s failure to make preferred stock dividend payments on its Series C Preferred Stock and Series D Preferred Stock on May 15, 2006. The Company was precluded from making the payments because of note indenture covenant restrictions.

On April 5, 2006, Moody’s Investors Service (“Moody’s”) placed all of the ratings for KCS, KCSR and KCSM under review for a possible downgrade. On April 28, 2006, Moody’s Investor Service lowered its ratings on KCS and subsidiaries (“Corporate Family”) to ‘B2’ from ‘B1’ and lowered its ratings on the companies’ senior secured debt to ‘B1’ from ‘Ba3’ and senior unsecured debt to ‘B3’ from ‘B2’. Moody’s outlook remains negative. These rating actions completed the review of KCS’ rating by Moody’s Investor Service which was initiated on April 5, 2006.

In September 2006 Moody’s raised the ratings on our senior secured debt to ‘Ba2’ from ‘B1’ and on our preferred stock to ‘Caa1’ from ‘Caa2’.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

There was no material change during the quarter from the information set forth in Part II, Item 7A. “Quantitative and Qualitative Disclosure about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

KCS management considers the acquisition of Grupo KCSM on April 1, 2005 to be material to the results of operations, financial position and cash flows from the date of acquisition through September 30, 2006 and considers the internal controls and procedures of Grupo KCSM to have a material effect on the Company’s internal control over financial reporting. Management is currently executing post merger integration plans which include converting accounting information systems and ongoing internal control evaluation. To meet our quarterly certification requirements and in anticipation of incorporating Grupo KCSM into our 2006 Sarbanes-Oxley compliance process, we will also be performing a detailed review of Grupo KCSM’s internal control structure to ensure that its controls over financial reporting are consistent with KCS’ policies and procedures. Although this process is ongoing, we may identify control deficiencies during this process. KCS intends to extend its Sarbanes-Oxley Act Section 404 compliance program to include Grupo KCSM with an effective date no later than December 31, 2006.

Except as set forth below, there have not been any changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter for which this Quarterly Report on Form 10-Q is filed that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

•	KCS deployed its new Revenue Management System (RMS) on its U.S. segment during the quarter. Benefits of the system include more accurate and timely revenue projections and improved cash collections. RMS enhances the transportation waybill and matches it against a new central price repository, which consists of both KCS published prices and foreign prices that are electronically transmitted and received through the

Rate EDI Network (REN). The system utilizes this re-engineered revenue waybill to drive downstream revenue accounting, financial reporting and decision support processes. Management has implemented new or revised internal controls in connection with the implementation of this system.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Reinsurance Litigation.  As the Company has previously reported, insurance companies who provided insurance to the Company filed an action in federal court in Vermont (the “Reinsurance Litigation”) seeking a declaration that they have no obligation to indemnify the Company concerning a particular casualty claim. That claim, styled Kemp, et al v. The Kansas City Southern Railway Company, et al, has been pending in the Circuit Court of Jackson County, Missouri (the “Kemp Litigation”) and went to trial in September, 2006. The Company has now reached a settlement with the plaintiffs in the Kemp Litigation. The Company has also reached settlements with various parties, including several of the insurance companies involved in the Reinsurance Litigation, to indemnify the Company for a significant portion of the settlement. The Kemp settlement is fully reflected in the Company’s third quarter financial statements and the Company has no further risk associated with this litigation. The Company is however continuing the Reinsurance Litigation against certain other insurance companies, seeking to establish their obligation to indemnify the Company for their share of the settlement with Kemp.

Item 1A.	Risk Factors

Attached to this report as Exhibit 99.1 and incorporated by reference herein is an updated list of risk factors.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

Following completion of the preparation of our 2005 financial statements, we determined that our Consolidated Coverage Ratio for the last twelve months (as defined in the indentures for KCSR’s 7 1/2% Senior Notes and 9 1/2% Senior Notes) was less than 2.0:1. As a result, pursuant to the terms of each KCSR indenture, we were restricted from paying cash dividends on our 4.25% Redeemable Cumulative Convertible Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”), or our 5 1/8% Cumulative Convertible Perpetual Preferred Stock, Series D (“Series D Preferred Stock”), since February 15, 2006. Based on our financial results for the quarter ended September 30, 2006, our Consolidated Coverage Ratio for the last twelve months will be greater than 2.0:1, and as of November 15, 2006, we believe we will no longer be restricted from paying such dividends. As of the date of the filing of this Form 10-Q, the aggregate amount of dividends in arrears on the Series C Preferred Stock and Series D Preferred stock was $10.3 million.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.

3.1	Amended and Restated By-Laws, as amended through June 13, 2006 (filed as Exhibit 3.2 to KCS’ current Report on Form 8-K dated June 13, 2006 and incorporated by reference).
10.1	Employment Agreement entered into on the 15th day of May, 2006, between The Kansas City Southern Railway Company and Patrick J. Ottensmeyer (filed as Exhibit 10.1 to KCS’ Current Report on Form 8-K dated June 7, 2006 and incorporated by reference).

Exhibit No.

10.2	Employment Agreement entered into on the 15th day of May, 2006, between The Kansas City Southern Railway Company, Kansas City Southern and Daniel W. Avramovich (filed as Exhibit 10.2 to KCS’ Current Report on Form 8-K dated June 7, 2006 and incorporated by reference).
10.3	Employment Agreement entered into on the 11th day of September, 2006, between The Kansas City Southern Railway Company, Kansas City Southern and Michael K. Borrows (filed as Exhibit 10.1 to KCS’ Current Report on Form 8-K dated September 15, 2006 and incorporated by reference).
10.4	Participation Agreement, dated August 2, 2006, among KCSR, KCSR Trust 2006-1 (acting through Wilmington Trust Company, as owner trustee) (“Trust”), HSH Nordbank AG, New York Branch, Wells Fargo Bank Northwest, National Association, DVB Bank AG, is attached hereto as Exhibit 10.4.
10.41	Equipment and Lease Agreement, dated as of August 2, 2006, by and between KCSR and the Trust, is attached hereto as Exhibit 10.41.
31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached as Exhibit 31.1.
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached as Exhibit 31.2.
32.1	Principal Executive Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached as Exhibit 32.1.
32.2	Principal Financial Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached as Exhibit 32.2.
99.1	Updated Risk Factors

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on November 9, 2006.

Kansas City Southern

/s/  Patrick J. Ottensmeyer
Patrick J. Ottensmeyer
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/  Michael K. Borrows
Michael K. Borrows
Vice President and Chief Accounting Officer
(Principal Accounting Officer)