Form 10-K
period 2006-12-31
KANSAS CITY SOUTHERN
filed 2007-02-27
CIK 54480

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 1-4717

KANSAS CITY SOUTHERN
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 427 West 12th Street Kansas City, Missouri (Address of principal executive offices)	44-0663509 (I.R.S. Employer Identification No.) 64105 (Zip Code)

816.983.1303
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large Accelerated filer ☑     Accelerated filer ☐     Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of common stock held by non-affiliates of the registrant was $2.03 billion at June 30, 2006. There were 76,718,891 shares of $.01 par common stock outstanding at February 15, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Kansas City Southern’s Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders which will be filed no later than 120 days after December 31, 2006, is incorporated by reference in Parts I and III.

KANSAS CITY SOUTHERN
2006 FORM 10-K ANNUAL REPORT

		Page

PART I
Item 1.	Business	3
Item 1A.	Risk Factors	7
Item 1B.	Unresolved Staff Comments	19
Item 2.	Properties	19
Item 3.	Legal Proceedings	21
Item 4.	Submission of Matters to a Vote of Security Holders	21
	Executive Officers of the Company	21

PART II
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	23
Item 6.	Selected Financial Data	25
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	53
Item 8.	Financial Statements and Supplementary Data	55
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	111
Item 9A.	Controls and Procedures	111
Item 9B.	Other Information	111

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	111
Item 11.	Executive Compensation	112
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	112
Item 13.	Certain Relationships, Related Transactions, and Director Independence	113
Item 14.	Principal Accountant Fees and Services	113

	PART IV
Item 15.	Exhibits and Financial Statement Schedules	113
Signatures		123
Registration Rights Agreement
Amended and Restated By-Laws
Third Supplemental Indenture
Second Supplemental Indenture
Form of Restricted Shares Award and Performance Shares Award Agreement
Kansas City Southern Annual Incentive Plan
The 2005 Credit Agreement
Amendment No. 1 and Waiver No. 1 to the 2005 Credit Agreement
Computation of Ratio of Earnings to Fixed Charges
Subsidiaries of the Company
Consent of KPMG LLP
Consent of PricewaterhouseCoopers
Consent of KPMG Cardenas Dosal, S.C.
Certification of Michael R. Haverty
Certification of Patrick J. Ottensmeyer
Section 1350 Certification of Michael R. Haverty
Section 1350 Certification of Patrick J. Ottensmeyer

Item 1.	Business

COMPANY OVERVIEW

Kansas City Southern (“KCS” or the “Company”), a Delaware corporation, is a holding company with domestic and international rail operations in North America that are strategically focused on the growing north/south freight corridor connecting key commercial and industrial markets in the central United States with major industrial cities in Mexico. KCS and its subsidiaries had approximately 6,470 employees on December 31, 2006. The Kansas City Southern Railway Company (“KCSR”), which was founded in 1887, is a U.S. Class I railroad. KCSR serves a ten-state region in the Midwest and Southeast regions of the United States and has the shortest north/south rail route between Kansas City, Missouri and several key ports along the Gulf of Mexico in Alabama, Louisiana, Mississippi and Texas.

KCS controls and owns all of the stock of Kansas City Southern de México, S. de R.L. de C.V. (“KCSM”), through its wholly owned subsidiary, Grupo KCSM, S.A. de C.V. (“Grupo KCSM”), formerly known as Grupo Transportación Ferroviaria Mexicana, S.A. de C.V., or Grupo TFM. Through its 50-year Concession from the Mexican government (“the Concession”), KCSM operates a primary commercial corridor of the Mexican railroad system and has as its core route a key portion of the shortest, most direct rail passageway between Mexico City and Laredo, Texas. KCSM serves most of Mexico’s principal industrial cities and three of its major shipping ports. KCSM’s rail lines are the only ones that serve Nuevo Laredo, Mexico, the largest rail freight interchange point between the United States and Mexico. Under the Concession, KCSM has the right to control and operate the southern half of the rail bridge at Laredo, Texas, which spans the Rio Grande River between the United States and Mexico.

The Company wholly owns, directly and indirectly, through its wholly-owned subsidiaries, Mexrail, Inc. (“Mexrail”) which, in turn, wholly owns The Texas Mexican Railway Company (“Tex-Mex”). Tex-Mex operates a 157-mile rail line extending from Laredo, Texas to the port city of Corpus Christi, Texas, which connects the operations of KCSR with KCSM. Tex-Mex connects with KCSM at the United States/Mexico border at Laredo, Texas, and connects to KCSR through trackage rights at Beaumont, Texas. Through its ownership of Mexrail, the Company owns the northern half of the rail bridge at Laredo, Texas. Laredo is a principal international gateway through which more than half of all rail and truck traffic between the United States and Mexico crosses the border.

The KCS rail network (KCSR, KCSM and Tex-Mex) comprises approximately 6,000 miles of main and branch lines extending from the Midwest and Southeast portions of the United States south into Mexico and connects with other Class I railroads, providing shippers with an effective alternative to other railroad routes and giving direct access to Mexico and the Southeast and Southwest United States through less congested interchange hubs.

KCS also owns a fifty percent equity investment in the stock of Panama Canal Railway Company (“PCRC”), which holds the concession to operate a 47-mile coast-to-coast railroad located adjacent to the Panama Canal. The railroad handles containers in freight service across the Isthmus of Panama. Panarail Tourism Company (“Panarail”), a wholly owned subsidiary of PCRC, operates commuter and tourist railway services over the lines of PCRC.

Other subsidiaries and affiliates of KCS include the following:

•	Meridian Speedway, LLC (“MSLLC”), a ninety percent owned consolidated affiliate that owns the former KCSR rail line between Meridian, Mississippi and Shreveport, Louisiana, which is the portion of the KCSR rail line between Dallas, Texas and Meridian known as the “Meridian Speedway.” Norfolk Southern Corporation (“NS”) through its wholly-owned subsidiary, The Alabama Great Southern Railroad Company, owns the remaining ten percent of MSLLC. Ultimately KCS will own seventy percent and NS will own thirty percent of MSLLC upon the contribution of additional capital by NS to MSLLC;

•	PABTEX GP, LLC, a wholly-owned and consolidated owner of a bulk materials handling facility with deep-water access to the Gulf of Mexico at Port Arthur, Texas that stores and transfers petroleum coke and soda ash from trucks and rail cars to ships, primarily for export;

•	Trans-Serve, Inc. (doing business as Superior Tie and Timber), a wholly-owned and consolidated operator of a railroad wood tie treatment facility;

•	Transfin Insurance, Ltd., a wholly-owned and consolidated captive insurance company, providing property, general liability and certain other insurance coverage to KCS and its subsidiaries and affiliates;

•	Southern Capital Corporation, LLC (“Southern Capital”), a fifty percent owned unconsolidated affiliate that leases locomotives and rail equipment; and

•	Ferrocarril y Terminal del Valle de México, S.A. de C.V. (“FTVM”), a twenty five percent owned unconsolidated affiliate that provides railroad services as well as ancillary services in the greater Mexico City area.

MARKETS SERVED

     Chemical and Petroleum.  KCS transports chemical and petroleum products via tank and hopper cars to markets in the Southeast and Northeast United States and throughout Mexico through interchanges with other rail carriers. Primary traffic includes plastics, petroleum, oils, petroleum coke, rubber and miscellaneous chemicals.

     Forest Products and Metals.  KCS’ rail lines run through the heart of the Southeast United States timber-producing region. The Company believes that
2006 Revenues Business Mix
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

This product category includes metals, minerals and ores such as iron, steel, zinc and copper. The majority of metals, minerals and ores mined, and steel produced in Mexico are used for domestic consumption. The volume of Mexican steel exports fluctuates based on global market prices. Higher-end finished products such as steel coils used by Mexican manufacturers in automobiles, household appliances and other consumer goods are imported through Nuevo Laredo and through the seaports served by KCS’ rail lines. United States slab steel products are used primarily in the manufacture of drill pipe for the oil industry.

Agricultural and Mineral.  Agricultural products consist of grain, food and related products. Shipper demand for agricultural products is affected by competition among sources of grain and grain products, as well as price fluctuations in international markets for key commodities. In the United States, KCS’ rail lines receive and originate shipments of grain and grain products for delivery to feed mills serving the poultry industry. KCS currently serves feed mills along its rail lines throughout Arkansas, Oklahoma, Texas, Louisiana, Mississippi and Alabama. Through its marketing agreements, KCS has access to sources of corn and other grain in Iowa and other Midwest states. United States export grain shipments and Mexico import grain shipments include primarily corn, wheat, and soybeans transported to Mexico via Laredo and to the Gulf of Mexico for overseas destinations. Over the long term, export grain shipments to Mexico are expected to increase as a result of Mexico’s reliance on grain imports. Food and related products consist mainly of soybean meal, grain meal, oils and canned goods, sugar and beer. Mineral shipments consist of a variety of products including ores, clay, stone and cement.

Intermodal and Automotive.  The intermodal freight business consists primarily of hauling freight containers or truck trailers from motor carriers and ocean liners, with rail carriers serving as long-distance haulers. The automotive business consists primarily of moving parts to assembly plants and finished vehicles to distribution centers for market consumption in North and South America.

Coal.  KCS hauls unit trains of coal for ten electric generating plants in the central United States from the Powder River Basin in Wyoming. Coal mined in the Midwest United States is transported in non-unit trains to industrial consumers such as paper mills and cement companies.

GOVERNMENT REGULATION

The Company’s United States operations are subject to federal, state and local laws and regulations generally applicable to all businesses. Rail operations are subject to the regulatory jurisdiction of the Surface Transportation Board (“STB”) of the U.S. Department of Transportation (“DOT”), the Federal Railroad Administration of the DOT, the Occupational Safety and Health Administration (“OSHA”), as well as other federal and state regulatory agencies. The STB has jurisdiction over disputes and complaints involving certain rates, routes and services, the sale or abandonment of rail lines, applications for line extensions and construction, and consolidation or merger with, or acquisition of control of, rail common carriers. DOT and OSHA each has jurisdiction under several federal statutes over a number of safety and health aspects of rail operations, including the transportation of hazardous materials. State agencies regulate some aspects of rail operations with respect to health and safety in areas not otherwise regulated by federal law.

KCS’ subsidiaries, as well as its competitors, are subject to extensive federal, state and local environmental regulations. These laws cover discharges to water, air emissions, toxic substances, and the generation, handling, storage, transportation and disposal of waste and hazardous materials. These regulations have the effect of increasing the costs, risks and liabilities associated with rail operations. Environmental risks are also inherent in rail operations, which frequently involve transporting chemicals and other hazardous materials.

Primary regulatory jurisdiction for the Company’s Mexican operations is overseen by the Secretary of Communications and Transportation (“SCT”). The SCT establishes regulations concerning railway safety and operations, and it is responsible for resolving disputes between railways and between railways and customers. In addition, KCSM must register its maximum rates with the SCT and make regular reports to the SCT on investment and traffic volumes.

The Mexican operations are subject to Mexican federal and state laws and regulations relating to the protection of the environment through the establishment of standards for water discharge, water supply, emissions, noise pollution, hazardous substances and transportation and handling of hazardous and solid waste. The Mexican government may bring administrative and criminal proceedings and impose economic sanctions against companies that violate environmental laws, and temporarily or even permanently close non-complying facilities.

Noncompliance with applicable legal provisions may result in the imposition of fines, temporary or permanent shutdown of operations or other injunctive relief, criminal prosecution or the termination of the Concession. KCS believes that all facilities that it operates are in substantial compliance with applicable environmental laws, regulations and agency agreements. There are currently no material legal or administrative proceedings pending against the Company with respect to any environmental matters and management does not believe that continued compliance with environmental laws will have any material adverse effect on the Company’s financial condition or results of operations. KCS cannot predict the effect, if any, that the adoption of additional or more stringent environmental laws and regulations would have on the Company’s results of operations, cash flows or financial condition.

COMPETITION

The Company competes against other railroads, many of which are much larger and have significantly greater financial and other resources. Since 1994, there has been significant consolidation among major North American rail carriers. As a result, the railroad industry is now dominated by a few very large carriers.

The larger western railroads (BNSF Railway Company and Union Pacific Railroad Company), in particular, are significant competitors to KCS because of their substantial resources. The ongoing impact of these mergers is uncertain. KCS believes that its investments and strategic alliances continue to position the Company to attract additional rail traffic throughout its rail network.

In November 2005, Ferrocarril Mexicano, S.A. de C.V. (“Ferromex”) acquired control of and merged with Ferrocarril del Sureste, S.A. de C.V. (“Ferrosur”), creating Mexico’s largest railway. The merger between Ferromex and Ferrosur has been declared illegal by the Mexican Antitrust Commission. Both Ferromex and Ferrosur have challenged this ruling. These merged operations are much larger than KCSM, and they serve most of the major ports and cities in Mexico and own fifty percent of FTVM, which serves all of the industries located within Mexico City.

The Company is subject to competition from motor carriers, barge lines and other maritime shipping, which compete across certain routes in operating areas. Truck carriers have eroded the railroad industry’s share of total transportation revenues. Intermodal traffic and certain other traffic face highly price sensitive competition, particularly from motor carriers. However, rail carriers, including KCS, have placed an emphasis on competing in the intermodal marketplace and working with motor carriers and each other to provide end-to-end transportation of products.

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

EMPLOYEES AND LABOR RELATIONS

Labor relations in the U.S. railroad industry are subject to extensive governmental regulation under the Railway Labor Act (“RLA”). Under the RLA, national labor agreements are renegotiated on an industry-wide scale when they become open for modification, but their terms remain in effect until new agreements are reached. Typically, neither management nor labor employees are permitted to take economic action until extended procedures are exhausted. Previously, these negotiations have not resulted in any extended work interruptions. Under the negotiating process which began on November 1, 1999, all unions reached new labor agreements with KCSR in 2005. Various collective bargaining agreements cover 81% of KCSR’s employees.

KCSM’s labor agreement covering approximately 75% of its employees was renewed in 2005 and is effective for a two-year term ending in July 2007. The compensation terms of the labor agreement are subject to renegotiation on an annual basis and all other terms are renegotiated every two years. These negotiations have not resulted in any strikes, boycotts or other significant disruptions of KCSM’s operations.

The response to Item 101 of Regulation S-K under Part II Item 7 of this Form 10-K, and the responses under Note 1 and Note 11 to the Consolidated Financial Statements in Item 8 of this Form 10-K are incorporated by reference in partial response to this Item 1. Refer to Item 2, “Properties”, for further discussion of the Company’s business.

AVAILABLE INFORMATION

KCS’ website (www.kcsouthern.com) provides at no cost the Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after electronic filing of these reports with the Securities and Exchange Commission. In addition, corporate governance guidelines, ethics and legal compliance policy, and the charters of the Audit Committee, the Finance Committee, the Nominating and Corporate Governance Committee and the Compensation and Organization Committee of the Board of Directors are available on the website. These guidelines, policies and charters are available in print without charge to any stockholder requesting them. Written requests may be made to the Corporate Secretary, P.O. Box 219335, Kansas City, Missouri 64121-9335 (or if by express delivery to 427 West 12th Street, Kansas City, Missouri 64105).

Item 1A.	Risk Factors

Risks Related to an Investment in KCS’ Common Stock

The price of KCS’ common stock may fluctuate significantly, which may make it difficult for investors to resell common stock when they want to or at prices they find attractive.

The price of KCS’ common stock on the New York Stock Exchange (“NYSE”) constantly changes. The Company expects that the market price of its common stock will continue to fluctuate.

The Company’s stock price can fluctuate as a result of a variety of factors, many of which are beyond KCS’ control. These factors include, but are not limited to:

•	quarterly variations in operating results;

•	operating results that vary from the expectations of management, securities analysts, ratings agencies and investors;

•	changes in expectations as to future financial performance, including financial estimates by securities analysts, ratings agencies and investors;

•	developments generally affecting the railroad industry;

•	announcements by KCS or its competitors of significant contracts, acquisitions, joint marketing relationships, joint ventures or capital commitments;

•	the assertion or resolution of significant claims or proceedings against KCS;

•	KCS’ dividend policy and restrictions on the payment of dividends;

•	future sales of KCS’ equity or equity-linked securities;

•	the issuance of common stock in payment of dividends on preferred stock or upon conversion of preferred stock; and

•	general domestic and international economic conditions.

In addition, from time to time the stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the market price of KCS’ common stock.

KCS’ ability to pay dividends on its common stock is currently restricted, and KCS does not anticipate paying cash dividends on its common stock in the foreseeable future.

KCS has agreed, and may agree in the future, to restrictions on its ability to pay dividends on its common stock. In addition, to maintain its credit ratings, the Company may be limited in its ability to pay dividends on its common stock so that it can maintain an appropriate level of debt. During the first quarter of 2000, the board of directors suspended common stock dividends. KCS does not anticipate making any cash dividend payments to its common stockholders for the foreseeable future.

Holders of the Series C Preferred Stock and Series D Preferred Stock may have special voting rights if KCS fails to pay dividends on that preferred stock over a stated number of quarters.

Because of certain restrictions in the indentures governing notes issued by KCSR, KCS did not pay dividends on its Series C Preferred Stock or Series D Preferred Stock commencing on May 15, 2006, for the first quarter of 2006 until those dividend arrearages were made up in February 2007. If dividends on the Series C Preferred Stock or Series D Preferred Stock are in arrears for six consecutive quarters (or an equivalent number of days in the aggregate, whether or not consecutive) holders of the Series C Preferred Stock or Series D Preferred Stock, as applicable, will be entitled to elect two of the authorized number of directors at the next annual stockholders’ meeting at which directors are elected and at each subsequent stockholders’ meeting until such time as all accumulated dividends are paid on the Series C Preferred Stock or

Series D Preferred Stock, as applicable, or set aside for payment. In addition, KCS will not be eligible to register future offerings of securities on Form S-3 or to avail itself of the other benefits available to companies that qualify as “well-known seasoned issuers” under SEC rules if KCS fails to pay dividends on its preferred stock. This could adversely affect KCS’ ability to access capital markets, and increase the cost of accessing capital markets, until the Company qualifies as a “well-known seasoned issuer.”

Sales of substantial amounts of KCS’ common stock in the public market could adversely affect the prevailing market price of the common stock.

As of December 31, 2006, there were 10,607,068 shares of common stock issued or reserved for issuance under the 1991 Amended and Restated Stock Option and Performance Award Plan and the Employee Stock Purchase Plan, 2,061,234 shares of common stock held by executive officers and directors outside those plans, and 20,389,113 shares of common stock reserved for issuance upon conversion of the outstanding shares of convertible preferred stock. Sales of common stock by employees upon exercise of their options, sales by executive officers and directors subject to compliance with Rule 144 under the Securities Act, and sales of common stock that may be issued upon conversion of the outstanding preferred stock, or the perception that such sales could occur, may adversely affect the market price of KCS’ common stock.

KCS has provisions in its charter, bylaws and Rights Agreement that could deter, delay or prevent a third party from acquiring KCS and that could deprive an investor of an opportunity to obtain a takeover premium for shares of KCS’ common stock.

KCS has provisions in its charter and bylaws that may delay or prevent unsolicited takeover bids from third parties. These provisions may deprive KCS’ stockholders of an opportunity to sell their shares at a premium over prevailing market prices. For example, the restated certificate of incorporation provides for a classified board of directors. It further provides that the vote of 70% of the shares entitled to vote in the election of directors is required to amend the restated certificate of incorporation to increase the number of directors to more than eighteen, abolish cumulative voting for directors and abolish the classification of the board. The same vote requirement is imposed by the restated certificate of incorporation on certain transactions involving mergers, consolidations, sales or leases of assets with or to certain owners of more than 5% of KCS’ outstanding stock entitled to vote in the election of directors. The bylaws provide that a stockholder must give the Company advance written notice of its intent to nominate a director or raise a matter at an annual meeting. In addition, the Company has adopted a Rights Agreement which under certain circumstances would significantly impair the ability of third parties to acquire control of KCS without prior approval of the board of directors.

Risks Related to KCS’ Business

KCS competes against other railroads and other transportation providers.

The Company’s domestic and international operations are subject to competition from other railroads, in particular the Union Pacific Railroad Company (“UP”) and BNSF Railway Company (“BNSF”) in the United States and Ferromex in Mexico. Many of KCS’ rail competitors are much larger and have significantly greater financial and other resources than KCS. In addition, the Company is subject to competition from truck carriers and from barge lines and other maritime shipping. Increased competition could result in downward pressure on freight rates. Competition with other railroads and other modes of transportation is generally based on the rates charged, the quality and reliability of the service provided and the quality of the carrier’s equipment for certain commodities. While KCS must build or acquire and maintain its infrastructure, truck carriers, maritime shippers and barges are able to use public rights-of-way. The trucking industry has in the past provided effective rate and service competition to the railroad industry. Trucking requires substantially smaller capital investment and maintenance expenditures than railroads and allows for more frequent and flexible scheduling. Continuing competitive pressures, any reduction in margins due to competitive pressures, future improvements that increase the quality of alternative modes of transportation in the locations in which the Company operates, or legislation or regulations that provide motor carriers with additional advantages, such as increased size of vehicles and reduced weight restrictions, could have a material adverse effect on results of operations, financial condition and liquidity.

A material part of KCS’ growth strategy is based upon the conversion of truck traffic to rail. There can be no assurance the Company will have the ability to convert traffic from truck to rail transport or that the customers already converted will be retained. If the railroad industry in general, and the Mexican operations in particular, are unable to preserve their competitive advantages vis-à-vis the trucking industry, projected revenue growth from the Mexican operations could be adversely affected. Additionally, the revenue growth attributable to the Mexican operations could be affected by, among other factors, KCS’ inability to grow its existing customer base, negative macroeconomic developments impacting the United States or Mexican economies, and failure to capture additional cargo transport market share from the shipping industry and other railroads.

NAFTA called for Mexican trucks to have unrestricted access to highways in United States border states by 1995 and full access to all United States highways by January 2000. However, the United States did not follow that timetable because of concerns over Mexico’s trucking safety standards. In February 2001, a NAFTA tribunal ruled in an arbitration between the United States and Mexico that the United States must allow Mexican trucks to cross the border and operate on United States highways. On March 14, 2002, as part of its agreement under NAFTA, the U.S. Department of Transportation issued safety rules that allow Mexican truckers to apply for operating authority to transport goods beyond the 20-mile commercial zones along the United States-Mexico border. These safety rules require Mexican motor carriers seeking to operate in the United States to, among other things, pass safety inspections, obtain valid insurance with a United States registered insurance company, conduct alcohol and drug testing for drivers and obtain a U.S. Department of Transportation identification number. Under the rules issued by the U.S. Department of Transportation, it was expected that the border would have been opened to Mexican motor carriers in 2002. However, in January 2003, in response to a lawsuit filed in May 2002 by a coalition of environmental, consumer and labor groups, the U.S. Court of Appeals for the Ninth Circuit issued a ruling which held that the rules issued by the U.S. Department of Transportation violated federal environmental laws because the Department of Transportation failed to adequately review the impact on United States air quality of rules allowing Mexican carriers to transport beyond the 20-mile commercial zones along the United States-Mexico border. The Court of Appeals ruling required the Department of Transportation to provide an Environmental Impact Statement on the Mexican truck plan and to certify compliance with the United States Clean Air Act. The Department of Transportation requested the United States Supreme Court to review the Court of Appeals ruling and, on December 15, 2003, the Supreme Court granted the Department of Transportation’s request. On June 7, 2004, the Supreme Court unanimously overturned the Court of Appeals ruling. Although the Department of Transportation is no longer required to provide an Environmental Impact Statement under the Supreme Court’s ruling, the United States and Mexico must still complete negotiations on safety inspections before the border is opened. KCS cannot predict when these negotiations will be completed. There can be no assurance that truck transport between Mexico and the United States will not increase substantially in the future if the United States and Mexico complete the negotiations and the border is opened. Any such increase in truck traffic could affect KCS’ ability to continue converting traffic to rail from truck transport because it may result in an expansion in the availability, or an improvement in the quality, of the trucking services offered by Mexican carriers.

Through KCSM’s Concession from the Mexican government, the Company has the right to control and operate the southern half of the rail-bridge at Laredo, Texas. Under the Concession, KCSM must grant to Ferromex the right to operate over a north-south portion of KCSM’s rail lines between Ramos Arizpe near Monterrey and the city of Queretaro that constitutes over 600 kilometers (360 miles) of KCSM’s main track. Using these trackage rights, Ferromex may be able to compete with KCSM over KCSM’s rail lines for traffic between Mexico City and the United States. The Concession also requires KCSM to grant rights to use certain portions of its tracks to Ferrosur and the “belt railroad” operated in the greater Mexico City area by FTVM, thereby providing Ferrosur with more efficient access to certain Mexico City industries. As a result of having to grant trackage rights to other railroads, KCSM loses the capacity of using a portion of its tracks at all times.

Ferromex, the operator of the largest railway system in Mexico, is in close proximity to KCSM’s rail lines. In particular, KCSM has experienced and continues to experience competition from Ferromex with respect to the transport of a variety of products. The rail lines operated by Ferromex run from Guadalajara and Mexico City to four United States border crossings west of the Nuevo Laredo-Laredo crossing, providing an alternative to KCSM’s routes for the transport of freight from those cities to the United States border. In addition, Ferromex directly competes with KCSM in some areas of its service territory, including Tampico, Saltillo, Monterrey and Mexico City. Ferrosur competes directly with KCSM for traffic to and from southeastern Mexico. Ferrosur, like KCSM, also services Mexico City and Puebla.

In November 2005, Grupo México, the controlling shareholder of Ferromex, acquired all of the shares of Ferrosur. The common control of Ferromex and Ferrosur would give Grupo México control over a nationwide railway system in Mexico and ownership of 50% of the shares of FTVM. The merger between Ferromex and Ferrosur has been declared illegal by the Mexican Antitrust Commission. Both Ferromex and Ferrosur have challenged this ruling. There can be no assurance as to whether Grupo México will be successful in challenging this ruling. If Grupo México is successful in its appeal, KCSM’s competitive position may be harmed.

On August 3, 2006, the Mexican Antitrust Commission announced an investigation into possible antitrust practices in the provision of rail cargo services. The targets of that investigation have not been identified, and while KCSM may be required to provide information in connection with the investigation, the Company does not believe KCSM’s operations are the subject of the inquiry, although there can be no assurance KCSM is not or would not become a subject of the inquiry.

Rate reductions by competitors could make KCS’ freight services less competitive, and KCS cannot assure that it would always be able to match these rate reductions. In recent years, KCS has experienced aggressive price competition from Ferromex in freight rates for agricultural products, which has adversely affected results of operations. KCS’ ability to respond to competitive pressures by decreasing rates without adversely affecting gross margins and operating results will depend on, among other things, the ability to reduce operating costs. KCS’ failure to respond to competitive pressures, and particularly rate competition, in a timely manner could have a material adverse effect on the Company’s financial condition.

In recent years, there has also been significant consolidation among major North American rail carriers. The resulting merged railroads could attempt to use their size and pricing power to block other railroads’ access to efficient gateways and routing options that are currently and have been historically available. There can be no assurance that further consolidation in the railroad industry, whether in the United States or Mexico, will not have an adverse effect on operations.

KCS’ business strategy, operations and growth rely significantly on agreements with other railroads and third parties.

Operation of KCS’ integrated rail network and its plans for growth and expansion rely significantly on agreements with other railroads and third parties, including joint ventures and other strategic alliances. KCS’ operations are dependent on interchange, trackage rights, haulage rights and marketing agreements with other railroads and third parties that enable KCS to exchange traffic and utilize trackage the Company does not own. KCS’ ability to provide comprehensive rail service to its customers depends in large part upon its ability to maintain these agreements with other railroads and third parties. The termination of, or the failure to renew, these agreements could adversely affect KCS’ business, financial condition and results of operations. KCS is also dependent in part upon the financial health and efficient performance of other railroads. For example, traffic moves over the UP’s lines via trackage rights, a significant portion of KCSR’s grain shipments originate with another rail carrier pursuant to marketing agreements with that carrier, and BNSF is KCS’ largest partner in the interchange of rail traffic. There can be no assurance that KCS will not be materially adversely affected by operational or financial difficulties of other railroads.

Pursuant to the Concession, KCSM is required to grant rights to use portions of its tracks to Ferromex, Ferrosur and FTVM. Applicable law stipulates that Ferromex, Ferrosur and FTVM are required to grant to KCSM rights to use portions of their tracks. KCSM’s Concession classifies trackage rights as short trackage rights and long-distance trackage rights. Although all of these trackage rights have been granted under the Concession, no railroad has actually operated under the long-distance trackage rights because the means of setting rates for usage and often related terms of usage have not been agreed upon. Under the Mexican railroad services law and regulations, the rates KCSM may charge for the right to use its tracks must be agreed upon in writing between KCSM and the party to which those rights are granted. However, if KCSM cannot reach an agreement on rates with rail carriers entitled to trackage rights on KCSM’s rail lines, the SCT is entitled to set the rates in accordance with Mexican law and regulation, which rates may not adequately compensate KCSM. KCSM and Ferromex have not been able to agree upon the rates each of them is required to pay the other for interline services and haulage and trackage rights. KCSM and Ferromex are involved in civil, commercial and administrative proceedings in connection with amounts payable to each other for interline services, haulage and trackage rights. On March 13, 2002, the SCT issued a ruling setting the rates for trackage and haulage rights. On August 5, 2002, the SCT issued a ruling setting the rates for interline and terminal services. KCSM and Ferromex appealed both rulings to the Mexican Supreme Court. KCSM and Ferromex also requested and obtained a suspension of the effectiveness of the SCT rulings pending resolution of the litigation. In February 2006, the Mexican Supreme Court sustained KCSM’s appeal of the SCT’s trackage and haulage rights ruling, vacated the SCT ruling and ordered the SCT to issue a new ruling consistent with the Court’s opinion. The Company has not yet received the written opinion of the Mexican Supreme Court on the February 2006 ruling, nor has the Court decided the interline and terminal services appeal. On October 2, 2006, KCSM was served with a claim by Ferromex asking for information concerning the interline traffic between KCSM and Ferromex from January 1, 2002, to December 31, 2004. KCSM has filed an answer to this claim. KCS cannot predict the ultimate outcome of these matters, or whether the rates KCSM is ultimately permitted to charge will be sufficient to adequately compensate it for the use of its tracks by Ferromex.

The Company is highly leveraged and has significant debt service obligations. KCS’ leverage could adversely affect its ability to fulfill obligations under various debt instruments and operate its business.

KCS’ level of debt could make it more difficult for it to borrow money in the future, may reduce the amount of money available to finance operations and other business activities, exposes the Company to the risk of increased interest rates, makes it more vulnerable to general economic downturns and adverse industry conditions, and could reduce flexibility in planning for, or responding to, changing business and economic conditions. KCS’ failure to comply with the financial and other restrictive covenants in its debt instruments, which, among other things, require KCS to maintain specified financial ratios and limit the ability to incur debt and sell assets, could result in an event of default that, if not cured or waived, could have a material adverse effect on business or prospects. If the Company does not have enough cash to service its debt, meet other obligations and fund other liquidity needs, KCS may be required to take actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing all or part of the existing debt, or seeking additional equity capital. KCS cannot assure that any of these remedies, including obtaining appropriate waivers from its lenders, can be effected on commercially reasonable terms or at all. In addition, the terms of existing or future debt agreements may restrict the Company from adopting any of these alternatives.

The indebtedness of KCSM exposes it to risks of exchange rate fluctuations, because any devaluation of the peso would cause the cost of KCSM’s dollar-denominated debt to increase, and could place the Company at a competitive disadvantage in Mexico compared to Mexican competitors that have less debt and greater operating and financing flexibility than KCSM does.

KCS’ business is capital intensive.

The Company’s business is capital intensive and requires substantial ongoing expenditures for, among other things, additions and improvements to roadway, structures and technology, acquisitions, and maintenance and repair of equipment and rail system. KCS’ failure to make necessary capital expenditures to maintain its operations could impair its ability to serve existing customers or accommodate increases in traffic volumes.

KCS has funded, and expects to continue to fund, capital expenditures with funds from operating cash flows, leases and, to a lesser extent, vendor financing. KCS may not be able to generate sufficient cash flows from its operations or obtain sufficient funds from external sources to fund capital expenditure requirements. If financing is available, it may not be obtainable on acceptable terms and within the limitations contained in the indentures and other agreements relating to KCS’ debt.

KCSM’s Concession from the Mexican government requires KCSM to make investments and undertake capital projects. If KCSM is unable to make such capital investments, KCSM’s business plan commitments with the Mexican government may be at risk, requiring KCSM to seek waivers of its business plan. There is no assurance that such waivers, if requested, would be granted by the SCT. KCSM may defer capital expenditures under its business plan with the permission of the SCT. However, the SCT might not grant this permission, and any failure by KCSM to comply with the capital investment commitments in its business plan could result in sanctions imposed by the SCT. The Company cannot assure that the Mexican government would grant any such permission or waiver. If such permission or waiver is not obtained in any instance and KCSM is sanctioned, its Concession might be at risk of revocation, which would adversely affect KCS’ financial condition and results of operations. See “KCSM’s Mexican Concession is subject to revocation or termination in certain circumstances” below.

KCS’ business may be adversely affected by changes in general economic, weather or other conditions.

KCS’ operations may be adversely affected by changes in the economic conditions of the industries and geographic areas that produce and consume the freight that KCS transports. The relative strength or weakness of the United States and Mexican economies affect the businesses served by KCS. PCRC and Panarail are directly affected by the Panamanian local economy and trans-Pacific trade flows. KCS’ investments in Mexico and Panama expose the Company to risks associated with operating in Mexico and Panama, including, among others, cultural differences, varying labor and operating practices, political risk and differences between the United States, Mexican and Panamanian economies. Historically, a stronger economy has resulted in improved results for KCS’ rail transportation operations. Conversely, when the economy has slowed, results have been less favorable. KCS’ revenues may be affected by prevailing economic conditions and, if an economic slowdown or recession occurs in key markets, the volume of rail shipments is likely to be reduced.

The Company’s operations may also be affected by natural disasters or adverse weather conditions. The Company operates in and along the Gulf Coast of the United States, and its facilities may be adversely affected by hurricanes and other extreme weather conditions. For example, hurricanes have adversely affected some of the Company’s shippers located along the Gulf Coast and caused interruptions in the flow of traffic within the southern United States and between the United States and Mexico. As another example, a weak harvest in the Midwest may substantially reduce the volume of business handled for agricultural products customers. Many of the goods and commodities transported experience cyclical demand. KCS’ results of operations can be expected to reflect this cyclical demand because of the significant fixed costs inherent in railroad operations. Significant reductions in the volume of rail shipments due to economic, weather or other conditions could have a material adverse effect on KCS’ business, financial condition, results of operations and cash flows.

The transportation industry is highly cyclical, generally tracking the cycles of the world economy. Although transportation markets are affected by general economic conditions, there are numerous specific factors within each particular market segment that may influence operating results. Some of KCS’ customers do business in industries that are highly cyclical, including the oil and gas, automotive, housing and agricultural industries. Any downturn in these industries could have a material adverse effect on operating results. Also, some of the products transported have had a historical pattern of price cyclicality which has typically been influenced by the general economic environment and by industry capacity and demand. For example, global steel and petrochemical prices have decreased in the past. KCS cannot assure that prices and demand for these products will not decline in the future, adversely affecting those industries and, in turn, the Company’s financial condition or results.

KCS’ business is subject to regulation by international, federal, state and local regulatory agencies. KCS’ failure to comply with these regulations could have a material adverse effect on its operations.

KCS is subject to governmental regulation by international, federal, state and local regulatory agencies with respect to its railroad operations, as well as a variety of health, safety, labor, environmental, and other matters. Government regulation of the railroad industry is a significant determinant of the competitiveness and profitability of railroads. KCS’ failure to comply with applicable laws and regulations could have a material adverse effect on operations, including limitations on operating activities until compliance with applicable requirements is achieved. These government agencies may change the legislative or regulatory framework within which the Company operates without providing any recourse for any adverse effects on its business that occur as a result of such change. Additionally, some of the regulations require KCS to obtain and maintain various licenses, permits and other authorizations, and KCS cannot assure that it will continue to be able to do so.

The Company’s business is subject to environmental, health and safety laws and regulations that could require KCS to incur material costs or liabilities relating to environmental, health or safety compliance or remediation.

KCS’ operations are subject to extensive international, federal, state and local environmental, health and safety laws and regulations concerning, among other things, emissions to the air, discharges to waters, the handling, storage, transportation and disposal of waste and other materials, the cleanup of hazardous material or petroleum releases, decommissioning of underground storage tanks and noise pollution. Violations of these laws and regulations can result in substantial penalties, permit revocations, facility shutdowns and other civil and criminal sanctions. From time to time, certain of KCS’ facilities have not been in compliance with environmental, health and safety laws and regulations and there can be no assurances that KCS will always be in compliance with such laws and regulations in the future. The Company incurs, and expects to continue to incur, environmental compliance costs, including, in particular, costs necessary to maintain compliance with requirements governing chemical and hazardous material shipping operations, refueling operations and repair facilities. New laws and regulations, stricter enforcement of existing requirements, new spills, releases or violations or the discovery of previously unknown contamination could require KCS to incur costs or become the basis for new or increased liabilities that could have a material adverse effect on KCS’ business, results of operations, financial condition and cash flows.

In the operation of a railroad, it is possible that derailments, explosions or other accidents may occur that could cause harm to the environment or to human life or health. As a result, KCS may incur costs in the future, which may be material, to address any such harm, including costs relating to the performance of clean-ups, natural resources damages and compensatory or punitive damages relating to harm to property or individuals.

The U.S. Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”) and similar state laws (known as “Superfund laws”) impose liability for the cost of remedial or removal actions, natural resources damages and related costs at certain sites identified as posing a threat to the environment or public health. CERCLA imposes joint, strict and several liability on the owners and operators of facilities in which hazardous waste and other hazardous substances are deposited or from which they are released or are likely to be released into the environment. Liability may be imposed, without regard to fault or the legality of the activity, on certain classes of persons, including the current and certain prior owners or operators of a site where hazardous substances have been released and persons that arranged for the disposal or treatment of hazardous substances. In addition, other potentially responsible parties, adjacent landowners or other third parties may initiate cost recovery actions or toxic tort litigation against sites subject to CERCLA or similar state laws. Given the nature of its business, KCS presently has environmental investigation and remediation obligations at certain sites, including a former foundry site in Alexandria, Louisiana, and will likely incur such obligations at additional sites in the future. Liabilities accrued for environmental costs represent the Company’s best estimate of the probable future obligation for the remediation and settlement of these sites. Although the recorded liability includes the best estimate of all probable costs, clean-up costs can not be predicted with any certainty due to various factors such as evolving environmental laws and regulations, changes in technology, the extent of other parties’ participation, developments in environmental surveys and studies, and the extent of corrective action that may ultimately be required.

The Mexican operations are subject to Mexican federal and state laws and regulations relating to the protection of the environment. The primary environmental law in Mexico is the General Law of Ecological Balance and Environmental Protection (the “Ecological Law”). The Mexican federal agency in charge of overseeing compliance with and enforcement of the federal environmental law is the Ministry of Environmental Protection and Natural Resources (“Semarnat”). The regulations issued under the Ecological Law and technical environmental requirements issued by Semarnat have promulgated standards for, among other things, water discharge, water supply, emissions, noise pollution, hazardous substances and transportation and handling of hazardous and solid waste. As part of its enforcement powers, Semarnat is empowered to bring administrative and criminal proceedings and impose economic sanctions against companies that violate environmental laws, and temporarily or even permanently close non-complying facilities. KCSM is also subject to the laws of various jurisdictions and international conferences with respect to the discharge of materials into the environment and to environmental laws and regulations issued by the governments of each of the Mexican states in which KCSM’s facilities are located. The terms of KCSM’s Concession from the Mexican government also impose environmental compliance obligations on KCSM. The Company cannot predict the effect, if any, that the adoption of additional or more stringent environmental laws and regulations would have on KCSM’s results of operations, cash flows or financial condition.

KCS’ business is vulnerable to rising fuel costs and disruptions in fuel supplies. Any significant increase in the cost of fuel, or severe disruption of fuel supplies, would have a material adverse effect on KCS’ business, results of operations and financial condition.

KCS incurs substantial fuel costs in its railroad operations and these costs represent a significant portion of its transportation expenses. Significant price increases for fuel may have a material adverse effect on operating results. Fuel expense increased from 16% of consolidated operating costs during 2005 to 19% of consolidated operating costs during 2006. KCS has been able to pass the majority of these fuel cost increases on to customers in the form of fuel surcharges applied to customer billings. If KCS is unable to continue the existing fuel surcharge program for KCSR and expand the fuel surcharge program for KCSM, operating results could be materially adversely affected.

On January 26, 2007, the Surface Transportation Board (the “STB”) issued a decision finding that the assessment by railroads of fuel surcharges that are based on a percentage of the base rate charged is an unreasonable practice. Railroads have 90 days following January 26 to comply with the decision. KCS is in the process of reviewing the manner by which it assesses fuel surcharges in order to timely comply with the decision. KCS cannot predict with certainty the impact that any changes to its fuel surcharge program may have on its business.

Fuel costs are affected by traffic levels, efficiency of operations and equipment, and petroleum market conditions. The supply and cost of fuel are subject to market conditions and are influenced by numerous factors beyond the Company’s control, including general economic conditions, world markets, government programs and regulations and competition. In addition, instability in the Middle East and interruptions in domestic production and refining due to hurricane damage may result in an increase in fuel prices. Fuel prices and supplies could also be affected by any limitation in the fuel supply or by any imposition of mandatory allocation or rationing regulations. In the event of a severe disruption of fuel supplies resulting from supply shortages, political unrest, a disruption of oil imports, weather events, war or otherwise, the resulting impact on fuel prices could materially adversely affect KCS’ operating results, financial condition and cash flows.

KCS currently meets, and expects to continue to meet, fuel requirements for its Mexican operations almost exclusively through purchases at market prices from Petroleos Mexicanos, the national oil company of Mexico (“PEMEX”), a government-owned entity exclusively responsible for the distribution and sale of diesel fuel in Mexico. KCSM is party to a fuel supply contract with PEMEX of indefinite duration. Either party may terminate the contract upon 30 days written notice to the other at any time. If the fuel contract is terminated and KCSM is unable to acquire diesel fuel from alternate sources on acceptable terms, the Mexican operations could be materially adversely affected.

The loss of key personnel could negatively affect business.

KCS’ success substantially depends on its ability to attract and retain key members of the senior management team and the principals of its foreign subsidiaries. Recruiting, motivating and retaining qualified management personnel, particularly those with expertise in the railroad industry, are vital to operations and success. There is substantial competition for qualified management personnel and there can be no assurance that KCS will always be able to attract or retain qualified personnel. Employment agreements with senior management are terminable at any time by either party. If KCS loses one or more of these key executives or principals, its ability to successfully implement its business plans and the value of its common stock could be materially adversely affected.

A majority of KCS’ employees belong to labor unions. Strikes or work stoppages could adversely affect operations.

The Company is a party to collective bargaining agreements with various labor unions in the United States and Mexico. As of December 31, 2006, approximately 81% of KCSR employees and approximately 75% of KCSM employees were covered by collective labor contracts. The Company may be subject to, among other things, strikes, work stoppages or work slowdowns as a result of disputes under these collective bargaining agreements and labor contracts or KCS’ potential inability to negotiate acceptable contracts with these unions. In the United States, because such agreements are generally negotiated on an industry-wide basis, determination of the terms and conditions of labor agreements have been and could continue to be beyond KCS’ control. KCS may, therefore, be subject to terms and conditions in industry-wide labor agreements that could have a material adverse affect on its results of operations, financial position and cash flows. If the unionized workers in the United States or Mexico were to engage in a strike, work stoppage or other slowdown, if other employees were to become unionized, or if the terms and conditions in future labor agreements were renegotiated, KCS could experience a significant disruption of its operations and higher ongoing labor costs. Although the U.S. Railway Labor Act imposes restrictions on the right of United States railway workers to strike, there is no law in Mexico imposing similar restrictions on the right of railway workers in that country to strike.

KCS faces possible catastrophic loss and liability, and its insurance may not be sufficient to cover its damages or damages to others.

The operation of any railroad carries with it an inherent risk of catastrophe, mechanical failure, collision and property loss. In the course of KCS’ operations, spills or other environmental mishaps, cargo loss or damage, business interruption due to political developments, as well as labor disputes, strikes and adverse weather conditions, could result in a loss of revenues or increased liabilities and costs. Collisions, environmental mishaps or other accidents can cause serious bodily injury, death and extensive property damage, particularly when such accidents occur in heavily populated areas. Additionally, KCS’ operations may be affected from time to time by natural disasters such as earthquakes, volcanoes, floods, hurricanes or other storms. The occurrence of a major natural disaster could have a material adverse effect on KCS’ operations and financial condition. The Company maintains insurance that is consistent with industry practice against the accident-related risks involved in the conduct of its business and business interruption due to natural disaster. However, this insurance is subject to a number of limitations on coverage, depending on the nature of the risk insured against. This insurance may not be sufficient to cover KCS’ damages or damages to others, and this insurance may not continue to be available at commercially reasonable rates. Even with insurance, if any catastrophic interruption of service occurs, KCS may not be able to restore service without a significant interruption to operations and an adverse effect on KCS’ financial condition.

KCS’ business may be affected by future acts of terrorism or war.

Terrorist attacks, such as an attack on the Company’s chemical transportation activities, any government response thereto and war or risk of war may adversely affect KCS’ results of operations, financial condition, and cash flows. These acts may also impact the Company’s ability to raise capital or its future business opportunities. KCS’ rail lines and facilities could be direct targets or indirect casualties of acts of terror, which could cause significant business interruption and result in increased costs and liabilities and decreased revenues. These acts could have a material adverse effect on KCS’ results of operations, financial condition, and cash flows. In addition, insurance premiums charged for some or all of the terrorism coverage currently maintained by KCS could increase dramatically or certain coverage may not be available in the future.

KCSM’s Mexican Concession is subject to revocation or termination in certain circumstances.

KCSM operates under a 50-year Concession granted by the Mexican government. The Concession gives KCSM exclusive rights to provide freight transportation services over its rail lines for 30 years of the 50-year Concession, subject to certain trackage rights. The SCT is principally responsible for regulating railroad services in Mexico. The SCT has broad powers to monitor KCSM’s compliance with the Concession and it can require KCSM to supply it with any technical, administrative and financial information it requests. KCSM must comply with the investment commitments established in its business plan, which forms an integral part of the Concession, and must update the plan every five years. The SCT treats KCSM’s business plans confidentially. The SCT monitors KCSM’s compliance with efficiency and safety standards established in the Concession. The SCT reviews, and may amend, these standards every five years.

The Mexican railroad services law and regulations provide the Mexican government certain rights in its relationship with KCSM under the Concession, including the right to take over the management of KCSM and its railroad in certain extraordinary cases, such as imminent danger to national security. In the past, the Mexican government has used such power with respect to other privatized industries, including the telecommunications industry, to ensure continued service during labor disputes. In addition, under the Concession and the Mexican railroad services law and regulations, the SCT, in consultation with the Mexican Antitrust Commission, reserves the right to set tariffs if it determines that effective competition does not exist. The Mexican Antitrust Commission, however, has not published guidelines regarding the factors that constitute a lack of competition. It is therefore unclear under what particular circumstances the Mexican Antitrust Commission would deem a lack of competition to exist. If the SCT intervenes and sets tariffs, the rates it sets may be too low to allow KCSM to operate profitably.

The Concession is renewable for up to 50 years, subject to certain conditions. The SCT may terminate the Concession if, among other things, there is an unjustified interruption in the operation of KCSM’s rail lines, KCSM charges tariffs higher than the tariffs it has registered with the SCT, KCSM restricts the ability of other Mexican rail operators to use its rail lines, KCSM fails to make payments for damages caused during the performance of services, KCSM fails to comply with any term or condition of the Mexican railroad services law and regulations, KCSM fails to make the capital investments required under its five-year business plan filed with the SCT, or KCSM fails to maintain an obligations compliance bond and insurance coverage as specified in the Mexican railroad services law and regulations. In addition, the Concession would revoke automatically if KCSM changes its nationality or assigns or creates any lien on the Concession without the SCT’s approval. The SCT may also terminate the Concession as a result of KCSM’s surrender of its rights under the Concession, or for reasons of public interest, by revocation or upon KCSM’s liquidation or bankruptcy. Revocation or termination of the Concession would prevent KCSM from operating its railroad and would materially adversely affect the Mexican operations and the ability to make payments on KCSM’s debt. If the Concession is revoked by the SCT, KCSM would receive no revenue, and its interest in its rail lines and all other fixtures covered by the Concession, as well as all improvements made by it, would revert to the Mexican government.

In April 2006, the SCT initiated sanction proceedings against KCSM, claiming that KCSM had failed to make the minimum capital investments projected for 2004 and 2005 under its five-year business plan filed with the SCT. Although the Company believes KCSM made capital expenditures exceeding the amounts projected in its business plan for 2004 and 2005, the SCT has objected to the nature of the investments made by KCSM. KCSM has responded to the SCT by providing evidence in support of its investments and explaining why it believes sanctions are not appropriate. The SCT has not yet responded to KCSM’s arguments. KCSM will have the right to challenge a negative ruling by the SCT before the Administrative Federal Court, and, if necessary, the right to challenge any negative ruling by the Administrative Federal Court before a Federal Magistrate’s Tribunal. However, if these proceedings are determined adversely to KCSM and sanctions are imposed, KCSM could be subject to fines, and could be subject to possible future revocation of the Concession if the SCT imposes sanctions on three additional occasions over the remaining term of the Concession.

Under the Concession, KCSM has the right to operate its rail lines, but it does not own the land, roadway or associated structures. If the Mexican government legally terminates the Concession, it would own, control and manage such public domain assets used in the operation of KCSM’s rail lines. The Mexican government may also temporarily seize control of KCSM’s rail lines and its assets in the event of a natural disaster, war, significant public disturbances or imminent danger to the domestic peace or economy. In such a case, the SCT may restrict KCSM’s ability to exploit the Concession in such manner as the SCT deems necessary under the circumstances, but only for the duration of any of the foregoing events.

Mexican law requires that the Mexican government pay compensation if it effects a statutory appropriation for reasons of the public interest. With respect to a temporary seizure due to any cause other than international war, the Mexican railroad services law and regulations provide that the Mexican government will indemnify an affected Concessionaire for an amount equal to damages caused and losses suffered. However, these payments may not be sufficient to compensate KCSM for its losses and may not be timely made.

The Company’s ownership of KCSM and operations in Mexico subject it to economic and political risks.

The Mexican government has exercised, and continues to exercise, significant influence over the Mexican economy. Accordingly, Mexican governmental actions concerning the economy and state-owned enterprises could have a significant impact on Mexican private sector entities in general and on the Mexican operations in particular. The national elections held on July 2, 2000, ended 71 years of rule by the Institutional Revolutionary Party and resulted in the increased representation of opposition parties in the Mexican Congress and in mayoral and gubernatorial positions. National elections were again held on July 2, 2006, which were disputed by the losing presidential candidate and his supporters. Although there have not yet been any material adverse repercussions resulting from this political change, multiparty rule is still relatively new in Mexico and could result in economic or political conditions that could materially and adversely affect the Mexican operations. KCS cannot predict the impact that this new political landscape will have on the Mexican economy. Furthermore, KCSM’s financial condition, results of operations and prospects may be affected by currency fluctuations, inflation, interest rates, regulation, taxation, social instability and other political, social and economic developments in or affecting Mexico.

Mexican national politicians are currently focused on certain regional political and social tension, and reforms regarding fiscal and labor policies, gas, electricity, social security and oil have not been and may not be approved. The social and political situation in Mexico could adversely affect the Mexican economy, which in turn could have a material adverse effect on KCS’ business, financial condition and results of operation.

The Mexican economy in the past has suffered balance of payment deficits and shortages in foreign exchange reserves. There are currently no exchange controls in Mexico. However, Mexico has imposed foreign exchange controls in the past. Pursuant to the provisions of NAFTA, if Mexico experiences serious balance of payment difficulties or the threat of such difficulties in the future, Mexico would have the right to impose foreign exchange controls on investments made in Mexico, including those made by United States and Canadian investors. Any restrictive exchange control policy could adversely affect KCS’ ability to obtain dollars or to convert pesos into dollars for purposes of making interest and principal payments due on indebtedness, to the extent KCS may have to effect those conversions, and could adversely affect the Mexican economy or the Company’s investment in KCSM. This could have a material adverse effect on KCS’ business and financial condition.

Securities of companies in emerging market countries tend to be influenced by economic and market conditions in other emerging market countries. Some emerging market countries, including Argentina and Brazil, have experienced significant economic downturns and market volatility in the past. These events have had an adverse effect on the economic conditions and securities markets of other emerging market countries, including Mexico.

Downturns in the United States economy or in trade between the United States and Mexico and fluctuations in the peso-dollar exchange rate would likely have adverse effects on KCS’ business and results of operations.

The level and timing of KCS’ Mexican business activity is heavily dependent upon the level of United States-Mexican trade and the effects of NAFTA on such trade. The Mexican operations depend on the United States and Mexican markets for the products KCSM transports, the relative position of Mexico and the United States in these markets at any given time, and tariffs or other barriers to trade. Downturns in the United States or Mexican economy or in trade between the United States and Mexico would likely have adverse effects on KCS’ business and results of operations. The Mexican operations depend on the United States and Mexican markets for the products KCSM transports, the relative position of Mexico and the United States in these markets at any given time, and tariffs or other barriers to trade. Any future downturn in the United States economy could have a material adverse effect on KCS’ results of operations and our ability to meet debt service obligations.

Also, fluctuations in the peso-dollar exchange rate could lead to shifts in the types and volumes of Mexican imports and exports. Although a decrease in the level of exports of some of the commodities that KCSM transports to the United States may be offset by a subsequent increase in imports of other commodities KCSM hauls into Mexico and vice versa, any offsetting increase might not occur on a timely basis, if at all. Future developments in United States-Mexican trade beyond the Company’s control may result in a reduction of freight volumes or in an unfavorable shift in the mix of products and commodities KCSM carries.

Any devaluation of the peso would cause the peso cost of KCSM’s dollar-denominated debt to increase, adversely affecting its ability to make payments on its indebtedness. Severe devaluation or depreciation of the peso may result in disruption of the international foreign exchange markets and may limit the ability to transfer pesos or to convert pesos into U.S. dollars for the purpose of making timely payments of interest and principal on the non-peso denominated indebtedness. Although the Mexican government currently does not restrict, and for many years has not restricted, the right or ability of Mexican or foreign persons or entities to convert pesos into U.S. dollars or to transfer foreign currencies out of Mexico, the Mexican government could, as in the past, institute restrictive exchange rate policies that could limit the ability to transfer or convert pesos into U.S. dollars or other currencies for the purpose of making timely payments of the U.S. dollar-denominated debt and contractual commitments. Devaluation or depreciation of the peso against the U.S. dollar may also adversely affect U.S. dollar prices for KCS’ securities. Currency fluctuations are likely to continue to have an effect on KCS’ financial condition in future periods.

KCSM has identified possible discrepancies in data provided by its prior information system.

KCSM installed a new operational information system in 2006. Based on testing of the data provided by this system, including a comparison of such data to data provided by KCSM’s prior information system, it is possible that the data provided by KCSM’s prior information system may have contained discrepancies. There is uncertainty as to what effect, if any, these discrepancies could have on KCSM’s financial condition or results of operations, however there can be no assurance that the effect will not be material.

Mexico may experience high levels of inflation in the future which could adversely affect KCS’ results of operations.

Mexico has a history of high levels of inflation, and may experience high inflation in the future. During most of the 1980s and during the mid- and late-1990s, Mexico experienced periods of high levels of inflation. The annual rates of inflation for the last five years, as measured by changes in the National Consumer Price

Index, as provided by Banco de Mexico, were 4.0% in 2006, 3.3% in 2005, 5.2% in 2004, 4.0% in 2003 and 5.7% in 2002. A substantial increase in the Mexican inflation rate would have the effect of increasing some of KCSM’s costs, which could adversely affect its results of operations and financial condition. High levels of inflation may also affect the balance of trade between Mexico and the United States, and other countries, which could adversely affect KCSM’s results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Property information is provided for each of KCS’ two business segments, the United States (“U.S.”) and Mexico.

U.S. Segment.

Certain KCSR property statistics follow at December 31:

	2006	2005	2004

Route miles — main and branch line	3,205	3,226	3,108
Total track miles	4,446	4,372	4,353
Miles of welded rail in service	2,321	2,320	2,322
Main line welded rail percent	72%	72%	61%
Cross ties replaced	427,590	340,033	292,843

KCSR and Mexrail’s fleet of locomotives and rolling stock consisted of the following at December 31:

	2006		2005		2004
	Leased	Owned	Leased	Owned	Leased	Owned

Locomotives	272	348	331	315	279	239

Rolling stock:
Box cars	5,386	1,356	5,401	1,323	5,204	1,307
Gondolas	1,037	176	1,093	185	720	83
Hopper cars	4,222	743	4,323	989	3,084	802
Flat cars (intermodal and other)	1,985	388	844	531	1,288	533
Auto racks	198	—	198	—	198	—
Tank cars	24	30	24	28	28	30
Other	—	3	—	—	—	—

Total	12,852	2,696	11,883	3,056	10,522	2,755

Average age (in years):	2006	2005	2004

Road locomotives	22.9	25.2	26.0
All locomotives	23.9	26.1	26.9

KCSR, in support of its transportation operations, owns and operates repair shops, depots and office buildings along its right-of-way. A major facility, the Deramus Yard, is located in Shreveport, Louisiana and includes a general office building, locomotive repair shop, car repair shops, customer service center, material warehouses and fueling facilities totaling 227,000 square feet. Other facilities owned by KCSR include a 21,000 square foot freight car repair shop in Kansas City, Missouri and 15,000 square feet of office space in Baton Rouge, Louisiana. A locomotive repair facility in Kansas City is owned and operated by General

Electric Company (“GE”) and is used to maintain and repair locomotives that were manufactured by GE and are leased by KCSR.

KCSR owns 16.6% of the Kansas City Terminal Railway Company, which owns and operates 80 miles of track, and operates an additional eight miles of track under trackage rights in greater Kansas City, Missouri. KCSR also leases, for operating purposes, certain short sections of trackage owned by various other railroad companies and jointly owns certain other facilities with these railroads.

Mexico Segment.

Certain KCSM track statistics at December 31, 2006, follow (in miles):

	Under	Track Usage
	Concession	Rights	Total

Main track	2,645	541	3,186
Sidings under centralized traffic control	116	—	116
Spurs, yard tracks and other sidings	481	—	481

Total	3,242	541	3,783

All of KCSM’s track is standard gauge (56.5 inches) and is generally in good condition. Regarding the main track, 100% has 100 to 136-lbs. rail, 78% is continuously welded rail and 58% has concrete ties. Continuously welded rail reduces track maintenance and, in general, permits trains to travel at higher speeds. The Mexico City — Nuevo Laredo core route has 88% concrete ties and the portion of this route between Mexico City and Querétaro (a distance of 143 miles) has double track. KCSM has extended sidings on its tracks up to 10,000 feet, enabling longer trains to pass each other.

KCSM’s fleet of locomotives and rolling stock consisted of the following at December 31:

	2006		2005
	Leased	Owned	Leased	Owned

Locomotives	113	344	75	323

Rolling stock:
Box cars	1,068	1,166	1,278	1,187
Gondolas	2,520	1,817	2,922	1,824
Hopper cars	2,416	570	2,518	580
Flat cars (intermodal and other)	262	557	261	557
Auto racks	1,552	—	1,556	—
Tank cars	522	71	611	71
Other	—	65	—	55

Total	8,340	4,246	9,146	4,274

Under its Concession from the Mexican government, KCSM has the right to operate the rail lines, but does not own the land, roadway or associated structures. The Concession requires KCSM to make investments and undertake capital projects, including capital projects described in a business plan filed every five years with the Mexican government. KCSM may defer capital expenditures with respect to its five-year business plan with the permission of the SCT. However, should the SCT not grant this permission, KCSM’s failure to comply with the commitments in its business plan could result in the Mexican government revoking the Concession.

The response to Item 102 of Regulation S-K under Item 1, “Business”, of this Form 10-K and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” is incorporated by reference in partial response to this Item 2.

Item 3.	Legal Proceedings

The matters discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Provision for Environmental Remediation — Provision for Casualty Claims,” and — “Other — Litigation” are incorporated by reference in this Item 3.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the three month period ended December 31, 2006.

Executive Officers of KCS and Subsidiaries.

All executive officers are elected annually and serve at the discretion of the Board of Directors. All of the executive officers have employment agreements with KCS and/or its subsidiaries. The mailing address of the principal executive officers is 427 W. 12th Street, Kansas City, Missouri 64105.

Michael R. Haverty — Chairman of the Board and Chief Executive Officer — 62 — The information in the Definitive Proxy Statement under the heading “The Board of Directors — Directors Serving Until the Annual Meeting of Stockholders in 2009” with respect to Mr. Haverty is incorporated by reference.

Arthur L. Shoener — KCS President and Chief Operating Officer — 60 — The information in the Definitive Proxy Statement in the description of “The Board of Directors — Directors Serving Until the Annual Meeting of Stockholders in 2008” with respect to Mr. Shoener is incorporated by reference.

Daniel W. Avramovich — Executive Vice President, Sales & Marketing — 55 — Joined KCS in May 2006 as Executive Vice President, Sales & Marketing. Prior to this, Mr. Avramovich served as President, Network Services — Americas for Exel plc from 2003 to 2006. From 2000 to 2003, he served as President, Exel Direct for Exel plc.

Patrick J. Ottensmeyer — Executive Vice President and Chief Financial Officer — 49 — Joined KCS in May 2006 as Executive Vice President and Chief Financial Officer. Prior to joining KCS, Mr. Ottensmeyer served as Financial Advisor/Chief Financial Officer from 2001 to May 2006 for Intranasal Therapeutics, Inc. From 2000 to 2001, he served as Corporate Vice President Finance and Treasurer for Dade-Behring Holdings, Inc. From 1993 to 1999, Mr. Ottensmeyer served as Vice President Finance and Treasurer at BNSF Railway.

Warren K. Erdman — Senior Vice President — Corporate Affairs — 48 — Served in this capacity since January 2006. Mr. Erdman served as Vice President - Corporate Affairs of KCS from April 1997 to December 2005, and as Vice President — Corporate Affairs of KCSR from May 1997 to December 2005. Prior to joining KCS, Mr. Erdman was Chief of Staff to United States Senator Kit Bond of Missouri from 1987 to 1997.

Jerry W. Heavin — Senior Vice President — International Engineering of KCSR — 55 — Served in this capacity since January 2005, and a director of KCSR since July 2002. Mr. Heavin served as Senior Vice President of Operations from July 2002 to December 2004. Mr. Heavin joined KCSR in September 2001 and served as Vice President of Engineering of KCSR until July 2002. Prior to joining KCSR, Mr. Heavin served as an independent engineering consultant from 1997 through August 2001.

Larry M. Lawrence — Senior Vice President and Assistant to Chairman — Strategies and Staff Studies — 44 — Served in this capacity since January 2006. Mr. Lawrence served as Assistant to CEO — Staff Studies and Planning of KCS from November 2001 until December 2005. Prior to joining KCS in 2001, Mr. Lawrence was a strategy consultant for 15 years with McKinsey, A. T. Kearney and KPMG.

Paul J. Weyandt — Senior Vice President — Finance and Treasurer — 53 — Served in this capacity since April 2005. He served as Vice President and Treasurer of KCS and of KCSR from September 2001 until March 2005. Before joining KCS, Mr. Weyandt was a consultant to the Structured Finance Group of

GE Capital Corporation from May 2001 to September 2001. Prior to consulting, Mr. Weyandt spent 23 years with BNSF Railway, most recently as Assistant Vice President Finance and Assistant Treasurer.

William J. Wochner — Senior Vice President and Chief Legal Officer — 59 — Served in this capacity since February 2007. Served as Vice President and Interim General Counsel from December 2006 to January 2007. From September 2006 to December 2006, Mr. Wochner served as Vice President and Associate General Counsel. From March 2005 to September 2006, Mr. Wochner served as Vice President, Sales and Marketing/Contracts for KCSR. From February 1993 to March 2005, Mr. Wochner served as Vice President and General Solicitor of KCSR.

Richard M. Zuza — Senior Vice President — International Purchasing and Materials — 53 — Joined KCS in November 2005 as the Senior Vice President — International Purchasing and Materials. Prior to joining KCS, Mr. Zuza was Vice President of Procurement for Allstate Insurance Company from 1998 to 2005, Vice President of Purchasing for Gibson Greetings, Inc. for seven years and held a variety of purchasing positions with General Electric Company for 15 years.

Michael K. Borrows — Vice President — Financial Reporting and Tax — 39 — Joined KCS in June 2006 as Vice President — Financial Reporting and Tax. Prior to joining KCS, Mr. Borrows spent 11 years at BNSF Railway serving in a variety of financial roles, most recently as General Director Finance. Mr. Borrows is the Company’s Chief Accounting Officer.

There are no arrangements or understandings between the executive officers and any other person pursuant to which the executive officer was or is to be selected as an officer of KCS, except with respect to the executive officers who have entered into employment agreements designating the position(s) to be held by the executive officer.

None of the above officers is related to another, or to any of the directors of KCS, by family.

Part II

Item 5.	Market for KCS’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.

The Company’s Common Stock is traded on the New York Stock Exchange. The information set forth in response to Item 201 of Regulation S-K in Note 8 and Note 13 to the Consolidated Financial Statements in Item 8 of this Form 10-K is incorporated by reference in partial response to this Item 5.

Dividend Policy.

Common Stock.  KCS has not declared any cash dividends on its common stock during the last five fiscal years and it does not anticipate making any cash dividend payments to common stockholders in the foreseeable future. Pursuant to KCSR’s credit agreement, KCS is prohibited from the payment of cash dividends on its common stock.

Preferred Stock.  Kansas City Southern is restricted from paying dividends on its Series C Preferred Stock and Series D Preferred Stock when its coverage ratio (as defined in the indentures for KCSR’s 7 1/2% Senior Notes and 9 1/2% Senior Notes) is less than 2.0:1. It is the Company’s intention to pay timely dividends on all Preferred Stock in either cash or stock, depending upon the terms of the preferred stock, when dividend payments are not restricted under the covenants of our various debt agreements and the Company has adequate levels of liquidity. In the event that dividends on the Series C Preferred Stock or Series D Preferred Stock are in arrears for six consecutive quarters (or an equivalent number of days in the aggregate, whether or not consecutive), holders of the Series C Preferred Stock or the Series D Preferred Stock, as applicable, will be entitled to elect two of the authorized number of directors at the next annual stockholders’ meeting, and at each subsequent stockholders’ meeting until such time as all accumulated dividends are paid on the Series C Preferred Stock or the Series D Preferred Stock, as applicable, or set aside for payment.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments” for a discussion of recent amendments to the indentures for KCSR’s 7 1/2% Senior Notes and 9 1/2% Senior Notes related to these dividend payments.

Holders.

There were 4,941 record holders of KCS common stock on February 15, 2007.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information about securities authorized for Issuance under KCS’ equity compensation plans.

Performance Graph.

The following graph shows the changes in value over the five years ending December 31, 2006, of an assumed investment of $100 in: (i) KCS’ common stock; (ii) the stocks that comprise the Dow Jones Transportation Average Index1; and (iii) the stocks that comprise the S&P 500 Index2. The table following the graph shows the value of those investments on December 31 for each of the years indicated. The values for the assumed investments depicted on the graph and in the table have been calculated assuming that cash dividends are reinvested.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
Among Kansas City Southern, the S & P 500 Index
and the Dow Jones Transportation Index

	2001	2002	2003	2004	2005	2006
Kansas City Southern	100.00	84.93	101.34	125.48	172.89	205.10
S & P 500	100.00	77.90	100.24	111.15	116.61	135.03
Dow Jones Transportation Average	100.00	102.66	132.37	170.34	189.53	204.43

1 The Dow Jones Transportation Average is an index prepared by Dow Jones & Co., Inc., an independent company.
2 The S&P 500 is an index prepared by Standard and Poor’s Corporation, an independent company. The S&P 500 Index reflects the change in weighted average market value for 500 companies whose shares are traded on the New York Stock Exchange, American Stock Exchange and the Nasdaq Stock Market.

Item 6.	Selected Financial Data

The selected financial data below (in millions, except per share amounts) should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under Item 7 of this Form 10-K as well as the consolidated financial statements and the related notes and the Reports of Independent Registered Public Accounting Firms.

	2006	2005(i)	2004	2003	2002

Revenues	$1,659.7	$1,352.0	$639.5	$581.3	$566.2
Equity in net earnings (losses) of unconsolidated affiliates	7.3	2.9	(4.5)	11.0	43.4
Income before cumulative effect of accounting change and minority interest(ii)	109.2	83.1	24.4	3.3	57.2
Earnings per common share — income (loss) before cumulative effect of accounting change:
Basic	$1.20	$1.21	$0.25	$(0.04)	$0.94
Diluted	1.08	1.10	0.25	(0.04)	0.91
Total assets	$4,637.3	$4,423.6	$2,440.6	$2,152.9	$2,008.8
Total debt obligations	1,757.0	1,860.6	665.7	523.4	582.6
Cash dividends per common share	$—	$—	$—	$—	$—

(i)	Amounts reflect the consolidation of Mexrail effective January 1, 2005, and KCSM effective April 1, 2005.

(ii)	Income from continuing operations before cumulative effect of accounting change and minority interest for the years ended December 31, 2005, 2004, 2003 and 2002 include certain unusual operating expenses and other income as further described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.” These costs and other income include charges for casualty claims, costs related to the acquisitions of Grupo KCSM and Mexrail, hurricane related charges, costs related to the implementation of the Management Control System (“MCS”), benefits received from the settlement of certain legal and insurance claims, severance costs and expenses associated with legal verdicts against KCS, and gains recorded on the sale of operating and non-operating property and investments.

The response to Item 301 of Regulation S-K under Part II Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K is incorporated by reference in partial response to this Item 6.

NON-GAAP FINANCIAL INFORMATION

The following tables present full year 2006 non-GAAP financial information previously disclosed by the Company on its website in conjunction with earnings releases, presentations and 8-K filings. The non-GAAP information presented, which management believes is useful, should be considered in addition to, but not as a substitute or preferable to, other information prepared and presented in accordance with GAAP. However, the information is included herein as reference because Management may use this information for comparability purposes when discussing the performance of the Company’s business and believes that the non-GAAP information provided is meaningful and can be particularly useful in assessing comparability of the Company’s performance for the years ended December 31, 2005 and 2006.

Summary Income Statement Information

Calculation of 2005 non-GAAP year to date earnings includes: (i) KCSM’s first quarter 2005 amounts prior to its consolidation on April 1, 2005 and (ii) excludes charges related to the acquisition and the write-off of deferred profit sharing in the second quarter of 2005, (iii) excludes the unusually large charge to Casualty and insurance reflecting a comprehensive study as well as the first time adoption of an actuarial approach for projecting expense related to certain casualty claims, and (iv) excludes the one-time non-cash gain as a result of the VAT settlement with the Mexican Government in the third quarter of 2005.

	As Reported	All	Non-GAAP
	2005	Differences	2005

Revenues	$1,352.0	170.1	$1,522.1
Depreciation and amortization	127.7	18.4	146.1
Casualties and insurance	103.4	(34.8)	68.6
KCSM employees’ statutory profit sharing	41.1	(35.1)	6.0
Other operating expenses	1,017.5	105.8	1,123.3

Total operating expenses	1,289.7	54.3	1,344.0

Operating income (loss)	62.3	115.8	178.1
VAT/Put settlement gain, net	131.9	(131.9)	—
Other income (expense)	(118.2)	(29.2)	(147.4)

Income before income taxes	76.0	(45.3)	30.7

Income tax (benefit)	(7.1)	17.8	10.7
Minority interest	17.8	(16.1)	1.7

Net income	100.9	(79.2)	21.7

Preferred stock dividends	9.5	—	9.5

Net income available to common shareholders	91.4	(79.2)	12.2

Diluted Shares	92,747		77,002
Diluted EPS	$1.10		$0.16

Calculation of Earnings Before Interest, Income Taxes, Depreciation and Amortization and Non-cash Equity Earnings from Unconsolidated Subsidiaries (a)

	Non-GAAP
	2005	2006

GAAP Net Income	$100.9	$108.9
All differences	(79.2)	—

Adjusted net income	21.7	108.9
Adjusted Income tax provision (benefit)	10.7	45.4
Interest expense	163.6	167.2
Loss in equity in earnings of unconsolidated subs — see (a) below	(3.7)	(7.3)
Depreciation and amortization	146.1	155.0

EBITDA	$338.4	$469.2

Calculation of interest expense to include first quarter KCSM interest

	Non-GAAP
	2005	2006

GAAP Interest Expense	$133.5	$167.2
All differences	30.1	—

	$163.6	$167.2

EBITDA	$338.4	$469.2

EBITDA Interest Coverage Ratio	2.07	2.81

(a)	For purpose of consistency, the Company uses the format of EBITDA specified in its bank covenants which also excludes non-cash earnings from unconsolidated subsidiaries.

Reconciliation of Free Cash Flow to Net Cash Provided by Operating Activities

	2005	2006

Free Cash Flow	$(119.4)	$97.2
Proceeds from issuance of long-term debt	644.7	616.3
Repayment of long-term debt	(521.5)	(658.5)
Other financing activities	(11.3)	(7.1)

GAAP Net Increase (Decrease) in cash and cash equivalents	$(7.5)	$47.9

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to clarify and focus on Kansas City Southern’s results of operations, certain changes in its financial position, liquidity, capital structure and business developments for the periods covered by the consolidated financial statements included under Item 8 of this Form 10-K. This discussion should be read in conjunction with these consolidated financial statements, the related notes and the Reports of Independent Registered Public Accounting Firm thereon, and other information included in this report.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Information” for cautionary statements concerning forward-looking comments.

CORPORATE OVERVIEW

Kansas City Southern, a Delaware corporation, is a holding company with principal operations in rail transportation and its principal subsidiaries and affiliates including the following:

•	The Kansas City Southern Railway Company (“KCSR”), a wholly-owned subsidiary;

•	Mexrail, Inc. (“Mexrail”), a wholly-owned consolidated subsidiary; which, in turn, wholly owns The Texas Mexican Railway Company (“Tex-Mex”);

•	Meridian Speedway, LLC (“MSLLC”), a ninety percent owned consolidated affiliate;

•	Kansas City Southern de México, S. de R.L. de C.V. (“KCSM”). On April 1, 2005, KCS completed its acquisition of control of KCSM and as of that date, KCSM became a consolidated subsidiary of KCS. On September 12, 2005, the Company and its subsidiaries, Grupo KCSM, S.A. de C.V. (“Grupo KCSM”) and KCSM, along with the Mexican holding company Grupo TMM, S.A. (“TMM”), entered into a settlement agreement with the Mexican government resolving the controversies and disputes between the companies and the Mexican government concerning the payment of a VAT refund to KCSM and the purchase of the remaining shares of KCSM owned by the Mexican government. As a result of this settlement, KCS and its subsidiaries now wholly own Grupo KCSM and KCSM. For the first quarter of 2005, KCS accounted for its investment in KCSM on the equity basis of accounting.

•	Southern Capital Corporation, LLC (“Southern Capital”), a fifty percent owned unconsolidated affiliate that owns and leases locomotives and other rail equipment;

•	Panama Canal Railway Company (“PCRC”), a fifty percent owned unconsolidated affiliate which owns all of the common stock of Panarail Tourism Company (“Panarail”).

•	Ferrocarril y Terminal del Valle de México, S.A. de C.V. (“FTVM”), a twenty five percent owned unconsolidated affiliate that provides railroad services as well as ancillary services in the greater Mexico City area.

KCS, as the holding company, supplies its various subsidiaries with managerial, legal, tax, financial and accounting services, in addition to managing other “non-operating” investments.

EXECUTIVE SUMMARY

2006 Financial Overview.

The Company achieved consolidated net income of $108.9 million in 2006, as compared to net income of $100.9 million in 2005. The 2005 net income includes a non-recurring gain of $131.9 million related to the VAT/Put settlement. Excluding this non recurring item, net income increased $139.9 million over the prior year.

Operating income increased $242 million in 2006 to $304.3 million as compared to $62.3 million in 2005. The increase in operating income was driven primarily by increased revenues during the year. The Company achieved record revenues of $1,659.7 million in 2006, which was a 23% increase over revenues of $1,352 million in 2005. Revenue in 2006 included a full year of consolidated results. The revenue increase was primarily driven by price increases, new and expanding business in both the U.S. and Mexico, and by the continued integration of KCSM operations in the consolidated results. Revenue growth in 2006 was 9% over 2005, including pro forma KCSM revenue for the full year in 2005.

Cash flows from operations increased to $267.5 million in 2006 compared with $178.8 million in 2005, an increase of $88.7 million. Capital expenditures are a significant use of cash flows annually due to the capital intensive nature of railroad operations. Cash used for capital expenditures in 2006 was $241.8 million as compared to $275.7 million in 2005.

2007 Outlook.

Kansas City Southern expects to continue to integrate U.S. and Mexico operations and management with a focus on execution and realizing the full value of the network KCS has built. Consolidated revenue growth in 2007 is expected to be in line with 2005 — 2006 (including KCSM’s 2005 proforma results). Price increases and higher volume are expected to be key drivers of growth while KCS continues to position its network to increase length of haul and cross border traffic, where carload growth is expected to outpace economic growth and intermodal growth is expected to increase substantially.

With continued productivity increases in operations as well as the projected revenue growth, the full year operating ratio for 2007 is expected to fall below 80%; although, the Company believes seasonality of business will have an impact on the current quarter-over-quarter improvement trends in the first half of the year.

The Company believes that liquidity will continue to improve as will the Company’s key credit statistics with anticipated improvements in operating income, continued focus on working capital reduction and other balance sheet opportunities.

The Company projects cash capital expenditures to maintain the railroad and meet anticipated future demand will be approximately $270 million in 2007. KCS also plans to acquire 150 new locomotives through operating lease arrangements at a cost of about $300 million. It is currently projected that U.S. operations will take delivery of 60 locomotives and 90 locomotives will be used in Mexico.

Panama Canal Railway, an equity investment of KCS, is also expected to continue strong growth in volumes and cash flow.

RECENT DEVELOPMENTS

Preferred Stock Dividends.  On January 12, 2007, the Company declared a cash dividend on the 4.25% Redeemable Cumulative Convertible Perpetual Preferred stock, series C (“Series C Preferred Stock”) and a stock dividend on the 5.125% Cumulative Convertible Perpetual Preferred Stock, Series D (“Series D Preferred Stock”) for dividends in arrears that were due May 15, 2006, August 15, 2006 and November 15, 2006, and the dividend payment due February 15, 2007. The dividend was paid February 15, 2007, to stockholders of record on February 5, 2007. The Company also declared a cash dividend on the 4%, noncumulative Preferred Stock, payable April 3, 2007, to stockholders of record on March 12, 2007.

Consent Solicitation.  On January 29, 2007, KCSR commenced a consent solicitation to amend the indentures under which KCSR’s 9 1/2% Senior Notes due 2008 (“9 1/2% Notes”) and 7 1/2% Senior Notes due 2009 (“7 1/2% Notes” and together with the 9 1/2% Notes, the “Notes”) were issued. The purpose of the consent solicitation was to (i) resolve an inconsistency in the inclusion of certain expenses, but not the income, of restricted subsidiaries in the calculation of the consolidated coverage ratio under the indentures, (ii) amend the definition of refinancing indebtedness to allow the inclusion of certain related premiums, interest, fees and expenses in permitted refinancing indebtedness and (iii) obtain waivers of any defaults arising from certain actions taken in the absence of such proposed amendments. On February 5, 2007, KCSR obtained the requisite consents from the holders of each series of Notes to amend their respective indentures as described above and executed supplemental indentures containing such amendments and waivers.

Credit Facility Waiver.  On January 31, 2007, KCS provided written notice to the lenders under the 2006 Credit Agreement of certain representation and other defaults under the 2006 Credit Agreement arising from the potential defaults which existed under the KCSR indentures as described above. These defaults limited KCSR’s access to the revolving credit facility. In its notice of default, the Company also requested that the lenders waive these defaults. On February 5, 2007 the Company received a waiver of such defaults from all of the lenders under the 2006 Credit Agreement. The Company is currently not in default of the 2006 Credit Agreement and has access to the revolving credit facility.

Claims Asserted under the TMM Acquisition Agreement.  As part of the acquisition of Grupo KCSM in 2005, KCS issued escrow notes to TMM totaling $47.0 million which are subject to reduction for certain potential losses related to incorrect representations and warranties or breaches of covenants in the Acquisition Agreement by TMM. On January 29, 2007, KCS advised TMM that KCS intended to assert claims for indemnification under the Acquisition Agreement related to representations and warranties made by TMM. On February 1, 2007, KCS received a notice from TMM indicating that TMM would seek damages from KCS under the Acquisition Agreement, aggregating approximately $43 million as well as other unspecified damages. The parties are obligated under the Acquisition Agreement to attempt to resolve their differences informally and, if not successful, then to submit them to binding arbitration.

RESULTS OF OPERATIONS

Year Ended December 31, 2006, Compared with the Year Ended December 31, 2005

Net Income.  Consolidated net income increased $139.9 million excluding the 2005 non-recurring VAT/Put settlement for the year ended December 31, 2006, compared to the same period in 2005. Including the $131.9 million VAT/Put settlement in 2005, consolidated net income increased $8 million. Operating income increased by $242.0 million primarily driven by targeted price increases and fuel surcharge, new and expanded existing business in both the U.S. and Mexico segments, and the integration of KCSM operations and a full year of consolidated operating results. Operating expenses increased by only 5% due to increased efficiencies from the integration of KCSM.

The following summarizes the consolidated income statement components of KCS (in millions).

			Change
	2006	2005	Dollars	Percent

Revenues	$1,659.7	$1,352.0	$307.7	23%
Operating expenses	1,355.4	1,289.7	65.7	5%

Operating income	304.3	62.3	242.0	388%
Equity in net earnings of unconsolidated affiliates	7.3	2.9	4.4	152%
Interest expense	(167.2)	(133.5)	(33.7)	25%
VAT/Put settlement gain, net	—	131.9	(131.9)	(100)%
Other income	10.2	12.4	(2.2)	(18)%

Income before income taxes and minority interest	154.6	76.0	78.6	103%
Income tax provision (benefit)	45.4	(7.1)	52.5	(739)%

Income before minority interest	109.2	83.1	26.1	31%
Minority interest	0.3	(17.8)	18.1	(102)%

Net income	$108.9	$100.9	$8.0	8%

U.S. Segment.

Revenues.  The following summarizes U.S. revenues (in millions) and carloads statistics (in thousands).  Certain prior period carloads and intermodal units have been reclassified to reflect changes in the business groups and to conform to the current period presentation.

	Revenues				Carloads and Intermodal Units
			Change				Change
	2006	2005	Dollars	Percent	2006	2005	Units	Percent

General commodities:
Chemical and petroleum	$173.5	$153.5	$20.0	13%	158.8	155.7	3.1	2%
Forest products and metals	241.2	219.0	22.2	10%	199.0	211.7	(12.7)	(6)%
Agricultural and mineral	198.2	179.2	19.0	11%	170.1	183.1	(13.0)	(7)%

Total general commodities	612.9	551.7	61.2	11%	527.9	550.5	(22.6)	(4)%
Intermodal and automotive	74.8	76.6	(1.8)	(2)%	339.4	335.9	3.5	1%
Coal	141.0	122.3	18.7	15%	255.9	233.4	22.5	10%

Carload revenues, units and intermodal units	828.7	750.6	78.1	10%	1,123.2	1,119.8	3.4	0%

Other revenue	57.0	53.8	3.2	6%

Total revenues	$885.7	$804.4	$81.3	10%

For the year ended December 31, 2006, revenues increased $81.3 million compared to the prior year. The U.S. segment experienced revenue increases in all commodity groups except for the intermodal and automotive business, which decreased slightly due to a decline in automotive business driven by lower output and short term plant shutdowns in 2006. Overall increases in the majority of the commodities were driven by targeted price improvements, including increased fuel surcharges. The following discussion provides an analysis of revenues by commodity group.

Chemical and Petroleum.  Revenues increased for all of the chemical and petroleum products for the year ended December 31, 2006, due to targeted rate increases in the petroleum, agricultural chemicals and industrial gases sectors, and increased traffic volumes. Pricing improvement and stronger economic conditions during 2006 accounted for a majority of the growth in revenue in the year, while growth in the third and fourth quarters also reflected the Gulf Coast refineries’ recovery from the past year’s hurricanes.

Forest Products and Metals.  Revenues increased in forest products and metal commodities for the year ended December 31, 2006, primarily due to targeted rate increases. Decreases in volume can be attributed to the lumber and chip products due to rising mortgage rates. This volume decline was only partially offset by increases in volume from higher production in the metals, rolled paper and military products.

Agricultural and Mineral.  Revenues increased in all agricultural and mineral products for the year ended December 31, 2006, due to targeted rate adjustments and an increase in velocity over certain corridors and business sectors. Overall improvement in velocity of unit grain and mineral trains accounted for a majority of the revenue growth during 2006. Declining market conditions during the third and fourth quarters of the year accounted for the decline in volume with the primary decrease in export grain.

Intermodal and Automotive.  Revenues decreased in the intermodal and automotive business for the year ended December 31, 2006, due to declines in the automotive business from suspended production at an automotive plant for a majority of the year. This decrease was offset partially by increased revenues in the intermodal business which were driven by higher volumes from existing customers as well as the generation of new intermodal business.

Coal.  Revenues increased for the year ended December 31, 2006, as a result of higher traffic volumes at certain electric generating stations in order to rebuild inventory stockpiles. The ability to rebuild stockpiles has been made possible by improved efficiencies at the coal mines and increased velocity achieved by KCSR and origin carriers.

Operating Expenses.  For the year ended December 31, 2006, U.S. operating expenses increased $0.8 million. The following summarizes the Company’s U.S. operating expenses (in millions).

			Change
	2006	2005	Dollars	Percent

Compensation and benefits	$264.3	$244.8	$19.5	8%
Purchased services	82.8	84.6	(1.8)	(2)%
Fuel	140.8	123.8	17.0	14%
Equipment costs	82.7	68.9	13.8	20%
Depreciation and amortization	65.7	60.0	5.7	10%
Casualties and insurance	44.9	88.7	(43.8)	(49)%
Other	78.9	88.5	(9.6)	(11)%

Total operating expenses	$760.1	$759.3	$0.8	0%

Compensation and benefits.  Compensation and benefits expense increased $19.5 million for the year ended December 31, 2006, compared to 2005 as the result of increased incentive compensation, annual salary increases, increase in management headcount, and an increase in stock based compensation. Incentive compensation is tied to the financial results of the Company and accounted for $9.3 million of the increase. Stock based compensation increased by $2.9 million partially as a result of the implementation of SFAS No. 123(R). Additionally, the remaining increase is the result of annual salary increases and certain increases in headcount.

Purchased services.  Purchased services expense decreased $1.8 million for the year ended December 31, 2006, compared to the same period in 2005. The decrease was primarily driven by decreases in legal costs, locomotive repair costs and rental income received on locomotives leased to Mexico operations on a short-term basis. The decreases were offset by increases in joint facilities expenses due to higher traffic and an increase in auto and truck repair expense.

Fuel.  Fuel expense increased $17.0 million for the year ended December 31, 2006, compared to 2005 primarily as a result of a 7.9% increase in the average price per gallon and a 7.2% increase in consumption.

Equipment costs.  Equipment costs increased $13.8 million for the year ended December 31, 2006, compared to 2005 as a result of entering into two new locomotive lease agreements for $14.8 million and new freight car leases for $4.5 million during the year. This increase was offset by a decrease in car hire expense due to a reduction in the use of non-KCSR freight cars.

Depreciation and amortization.  Depreciation and amortization expense increased $5.7 million for the year ended December 31, 2006, compared to 2005, primarily as a result of an increase in assets placed into service during the year. This increase was partially offset by an updated depreciation study which was completed during the year and resulted in a $3.0 million reduction in expense in the 4th quarter.

Casualties and insurance.  Casualties and insurance expense decreased $43.8 million for the year ended December 31, 2006, compared to 2005. During the third quarter of 2005, the Company recorded a $37.8 million pre-tax charge for personal injury liabilities based upon an actuarial study in 2005. The remaining decrease in 2006 was primarily driven by a lower number of incidence as well as a decrease in the severity of derailments during the year compared to the prior year.

Other.  Other expense decreased $9.6 million for the year ended December 31, 2006, compared to 2005 primarily due to a $13.9 million reimbursement from the Mexico segment for shared service expenses paid by the U.S. segment during 2006. This was offset by an increase of $6.7 million in materials and supplies primarily as a result of price increases in freight car wheels.

Mexico Segment.

KCS acquired a controlling interest in Grupo KCSM effective April 1, 2005. The 2005 results reflect charges and costs associated with the acquisition and integration, as well as the effect of valuation adjustments as required by purchase accounting. Since April 1, 2005, the financial results of Grupo KCSM have been consolidated into KCS. Prior to that date, the investment for Grupo KCSM was accounted for under the equity method. Although not consolidated prior to April 1, 2005, revenue and expense information below includes Grupo KCSM results for the 1st quarter of 2005 for comparative purposes. Accounting policies for Grupo KCSM prior to the acquisition were materially consistent with U.S. operations, however, certain adjustments have been made to the results presented for comparability.

Revenues.  Mexico’s revenues (in millions) and carloads statistics (in thousands) follow.

	Revenues				Carloads and Intermodal Units
		Comparative	Change			Comparative	Change
	2006	2005	Dollars	Percent	2006	2005	Units	Percent

General commodities:
Chemical and petroleum	$145.9	$126.5	$19.4	15%	102.0	97.0	5.0	5%
Forest products and metals	213.0	186.2	26.8	14%	187.5	197.3	(9.8)	(5)%
Agricultural and mineral	232.7	219.2	13.5	6%	196.0	200.1	(4.1)	(2)%

Total general commodities	591.6	531.9	59.7	11%	485.5	494.4	(8.9)	(2)%
Intermodal and automotive	162.4	173.0	(10.6)	(6)%	312.0	326.8	(14.8)	(5)%

Carload revenues, units and intermodal units	754.0	704.9	49.1	7%	797.5	821.2	(23.7)	(3)%

Other revenue	20.0	12.7	7.3	57%

Total revenues	$774.0	$717.6	$56.4	8%

Revenues for the year ended December 31, 2006 totaled $774.0 million compared to $717.6 million for the comparable year ended December 31, 2005, which represented an increase of $56.4 million. Revenues increased despite a decrease in carloads mainly due to a reduction in the movement in finished vehicles for exportation. The increase in 2006 was mainly attributable to targeted rate increases and fuel surcharge. Carloads are a standard measure used by KCS to determine the volume of traffic transported over its rail lines. Imports into Mexico from the U.S., Canada and overseas represented approximately 56.3% and 56.2% of total revenues in 2006 and 2005, respectively. Approximately 77.8% of total revenues in 2006 were attributable to international freight.

Chemical and Petroleum Products.  Revenues rose $19.4 million in 2006 primarily due to price increases, fuel surcharge revenue and volume increases over the prior year. The volume recovery increase was largely attributable to Hurricanes Katrina and Rita which had adversely impacted the Gulf coast refineries. Volume recovery was seen in fuel oil, diesel, gasoline and pet coke during 2006.

Forest Products and Metals.  Revenues increased $26.8 million in 2006 compared to 2005, primarily due to price strategies, longer hauls and increased fuel surcharge. Targeted rate increases were implemented in 2006 for movements of steel slabs and steel coil imports. Increased revenue was seen from longer hauls to Laredo as a result of a customer’s relocation of its distribution center from Zacatecas to Tuxtepec. Increases in the number of cross border paper imports were seen during the year as well.

Agriculture and Mineral.  Revenues from agricultural products increased $13.5 million compared to 2005 primarily as a result of targeted rate increases and fuel surcharges. Volume increases in corn and sugar were partially offset by reductions in import shipments of soybeans, sorghum and wheat products. Revenues also grew due to an embargo on Ferromex lines. There was also increased activity during the last quarter of 2006 not expected to be imported through the U.S.-Mexico border. The fructose market increased and it is still growing without quotas on imports. The revenue increase has been favorable with movements of grain and products from U.S. origin to destinations on the KCSM lines. These increases were negatively affected by a reduction of volumes of sand and clay products, and lower traffic in route from Jaltipan to Queretaro, due to dwell times at Ferrovalle. Additionally revenues were also affected by the reduction in consumption of limestone in Lázaro Cárdenas during the second quarter 2006.

Intermodal and Automotive.  Intermodal revenue increased $7.8 million during 2006 compared to 2005, as a result of increased numbers of steamship carriers that call at the port of Lázaro Cárdenas and consistent transit times on Intermodal trains. Automotive revenue decreased $18.4 million in 2006 compared to 2005, as a result of a reduction in the movement of finished vehicles for exportation to the U.S. and Canadian markets. Additionally, the movements of importation of finished vehicles, as well as the domestic distribution of these vehicles, have declined due to the logistics of their transportation.

Operating Expenses.  The following summarizes Mexico operating expenses (in millions):

		Comparative	Change
	2006	2005	Dollars	Percent

Compensation and benefits	$123.4	$124.4	$(1.0)	(1)%
Purchased services	131.0	145.5	(14.5)	(10)%
Fuel	112.8	106.3	6.5	6%
Equipment costs	97.0	102.5	(5.5)	(5)%
Depreciation and amortization	89.3	88.9	0.4	0%
Casualties and insurance	8.5	17.0	(8.5)	(50)%
KCSM employees’ statutory profit sharing	5.9	41.6	(35.7)	(86)%
Other	27.4	47.3	(19.9)	(42)%

Total operating expenses	$595.3	$673.5	$(78.2)	(12)%

Compensation and benefits.  For the year ended December 31, 2006, salaries, wages and employee benefits decreased $1.0 million compared to 2005. The decrease reflects a reduction in headcount and the depreciation effect of the Mexican peso against the U.S. dollar during 2006. This decrease was partially offset by the annual salaries increase and the increase in wages and fringe benefits resulting from labor negotiations in July 2006.

Purchased services.  Purchased services decreased $14.5 million in 2006 compared to 2005. Certain trackage rights that were not used during 2006 resulting in lower costs, amortization of deferred credits established in connection with the push down of purchase accounting, and additional capitalization of certain overhead costs, reduced purchased services during the year. These decreases were slightly offset by increases in management and professional fees during 2006.

Fuel.  Fuel expenses increased $6.5 million in 2006 compared to 2005 primarily due to the volatility of fuel prices during 2006. KCSM’s average price per gallon for fuel increased 4.6% in 2006 as compared to the prior year.

Equipment cost.  Equipment cost decreased $5.5 million compared to 2005. This decrease was attributed mainly to a reduction in the use of non-KCSM freight cars as a result of velocity and operations improvement. This decrease was partially offset by the amortization of certain deferred charges and credits established in connection with the push down of purchase accounting related to the fair value of operating leases for freight cars.

Casualties and insurance.  During 2006, casualties and insurance decreased $8.5 million compared to 2005. This decrease was primarily the result of lower costs associated with derailments compared to activity that occurred during the second and third quarter of 2005.

Employees’ statutory profit sharing.  The $35.7 million decrease in employee statutory profit sharing expense for the year ended December 31, 2006 compared to 2005 was a result of four Supreme Court decisions in May of last year which denied the deductibility of NOL’s in a company’s profit sharing liability calculation. As a result of these court rulings the deferred profit sharing asset associated with these NOL’s was written down during 2005, which resulted in a non-cash charge to income of $35.6 million.

Other.  Other expenses decreased $19.9 million compared to December 31, 2005. This decrease primarily reflects lower bad debt expense as compared to 2005 of approximately $9.3 million, the recognition of transition cost of $2.0 million in 2005, a charge due to the revaluation of the inventory parts associated with the maintenance of the catenary line in the second quarter 2005 of $1.6 million and losses on sale of property prior to adoption of the group method of depreciation on April 1, 2005, partially offset by a $1.3 million increase in other leases.

Consolidated Non-Operating Expenses.

Consolidated Interest Expense.  Consolidated interest expense increased $33.7 million for the year ended December 31, 2006, driven primarily by the additional three months of KCSM interest expense. KCSM’s interest expense for the three months ended March 31, 2005, was $27.4 million. The remaining difference was due to higher average balances of and increased interest rates on floating rate debt in the current year.

Consolidated Debt Retirement Costs.  Consolidated debt retirement costs increased $0.4 million for the year ended December 31, 2006, compared to the year ended December 31, 2005. During the year ended December 31, 2006, KCSR entered into an amended and restated credit agreement and wrote off $2.2 million and KCSM refinanced its 10.25% senior notes and wrote off $2.6 million in unamortized debt issuance costs. For the year ended December 31, 2005, $4.4 million in unamortized debt issuance costs were written off in connection with the refinancing of KCSM’s 11.75% debentures and its first amended and restated credit agreement.

Foreign Exchange.  For the year ended December 31, 2006, the foreign exchange loss of $3.7 million compared to a gain of $3.5 million for the same period in 2005. During the year 2006 the U.S. dollar appreciated approximately 1.7% relative to the Mexican peso.

Equity in Net Earnings (Losses) of Unconsolidated Affiliates.  Equity in earnings from unconsolidated affiliates was $7.3 million for the year ended December 31, 2006, compared to $2.9 million for the year ended December 31, 2005. Significant components of this change follow:

•	Equity in losses from the operations of PCRC was $1.0 million for the year ended December 31, 2006, compared to $1.7 million for the same period in 2005. The decrease in losses of $.7 million is the result of a 13.1% increase in volume.

•	Equity in earnings of Southern Capital was $5.4 million for the year ended December 31, 2006, versus $2.8 million for the same period in 2005. The $2.6 million increase in earnings is the result of a reduction in depreciation expense as a majority of the locomotives owned by Southern Capital became fully depreciated during the year.

•	KCSM’s equity in earnings of FTVM was $2.9 million for the year ended December 31, 2006, compared to $2.9 million for the same period in 2005.

•	Equity in losses of KCSM was $1.0 million for the year ended December 31, 2005.

Other Income.  Other income increased $5.4 million for the year ended December 31, 2006, due to the sale of land and other long term assets that were not associated with KCS’s railroad operations during 2006.

Consolidated Income Tax Provision (Benefit).  For the year ended December 31, 2006, KCS’ income tax expense was $45.4 million, a change of $52.5 million as compared to a $7.1 million benefit for the year ended December 31, 2005. The effective tax rate increased from (9.3%) to 29.4% for the years ended December 31, 2005 and 2006, respectively. This increase was primarily attributable to the absence of one-time items such as the non-taxable VAT/Put settlement which occurred in 2005 and the 2005 write-off of deferred profit sharing in Mexico.

Following the acquisition of control of Grupo KCSM in 2005, the Company has not provided U.S. federal income taxes on the undistributed earnings of Grupo KCSM since the Company intends to reinvest such earnings indefinitely outside of the United States.

Year Ended December 31, 2005, Compared with the Year Ended December 31, 2004

Net Income.  Consolidated net income for 2005 increased $76.5 million compared to 2004 primarily as a result of a $131.9 million gain resulting from the VAT/Put Settlement, partially offset by a reduction in operating income of $21.2 million. Additionally, consolidated net income increased due to a reduction in provision for income taxes of $30.7 million.

The reduction in consolidated operating income was driven primarily by an additional $37.8 million charge in 2005 to recognize additional costs related to occupational and personal injury claims determined as a result of the annual actuarial study, which was completed during the third quarter of 2005, and the write off of KCSM’s deferred tax asset related to statutory profit sharing. On a consolidated basis, both revenues and operating expenses were significantly impacted by the acquisitions completed during the year. In addition to the acquisitions, revenue growth for 2005 continued to be driven by increased volume, targeted rate increases and increased fuel surcharges to help offset rising fuel prices. Consolidated operating costs generally increased consistent with the volume increases, although price increases also impacted compensation and benefits and fuel expense.

The following table summarizes the consolidated income statement components of KCS (in millions).  Certain prior period amounts have been reclassified to reflect changes to the current period presentation.

			Change
	2005	2004	Dollars	Percent

Revenues	$1,352.0	$639.5	$712.5	111%
Operating expenses	1,289.7	556.0	733.7	132%

Operating income	62.3	83.5	(21.2)	(25)%
Equity in net earnings (losses) of unconsolidated affiliates	2.9	(4.5)	7.4	(164)%
Interest expense	(133.5)	(44.4)	(89.1)	201%
VAT/Put settlement gain, net	131.9	—	131.9	—
Other income	12.4	13.4	(1.0)	(7)%

Income before income taxes and minority interest	76.0	48.0	28.0	58%
Income tax provision (benefit)	(7.1)	23.6	(30.7)	(130)%

Income before minority interest	83.1	24.4	58.7	241%
Minority interest	(17.8)	—	(17.8)	—

Net income	$100.9	$24.4	$76.5	314%

U.S. Segment.

Revenues.  The following table summarizes U.S. revenues, including the revenues and separate carload statistics of KCSR, and Mexrail, for the year ended December 31, 2005 (in millions). For the year ended December 31, 2004, the revenue and carload statistics are KCSR only. Certain prior period amounts have been reclassified to conform to the current period presentation.

	Revenues				Carloads and Intermodal Units
			Change				Change
	2005	2004	Dollars	Percent	2005	2004	Units	Percent

General commodities:
Chemical and petroleum	$153.5	$135.0	$18.5	14%	155.7	147.9	7.8	5%
Forest products and metals	219.0	169.6	49.4	29%	211.7	197.3	14.4	7%
Agricultural and mineral	179.2	125.2	54.0	43%	183.1	149.4	33.7	23%

Total general commodities	551.7	429.8	121.9	28%	550.5	494.6	55.9	11%
Intermodal and automotive	76.6	66.8	9.8	15%	335.9	342.8	(6.9)	(2)%
Coal	122.3	92.1	30.2	33%	233.4	194.7	38.7	20%

Carload revenues, units and intermodal units	750.6	588.7	161.9	28%	1,119.8	1,032.1	87.7	8%

Other revenue	53.8	50.8	3.0	6%

Total revenues	$804.4	$639.5	$164.9	26%

For the year ended December 31, 2005, U.S. revenues increased $164.9 million. The Mexrail acquisition accounted for $73.3 million of the increase in revenues for the year ended December 31, 2005. U.S. revenue also experienced increases in all commodity groups due to a combination of higher carloadings, targeted price improvements and increased fuel surcharge revenue. Fuel surcharges increased to $52.0 million, which accounted for $35.3 million of the increase in revenues for the year ended December 31, 2005, compared to the same period in 2004. The following discussion provides an analysis of the segment’s revenues by commodity group. Pending completion of the ongoing effort to change the Tex-Mex mark and finalize its merger into KCS operations, carload data are presented based on the combination of the carloads for KCSR and Mexrail, without elimination for cars interchanged between the two roads.

Chemical and Petroleum.  For the year ended December 31, 2005, U.S. chemical and petroleum products experienced increases in revenues in all commodity groups with the exception of inorganic chemicals. These increases were attributed to higher production, certain targeted rate increases and fuel surcharges. These revenue increases were partially offset by the effects of plant and production shutdowns resulting from the hurricanes during the second half of 2005. The impact of the Mexrail consolidation increased revenues $12.1 million in the chemical and petroleum product commodities for the year ended December 31, 2005.

Forest Products and Metals.  For the year ended December 31, 2005, forest products and metals revenue for the U.S. segment experienced growth in all commodities compared to the same period in 2004. For the year to date period, these increases resulted primarily from certain targeted rate increases and fuel surcharges partially offset by the impact of hurricanes in the 3rd quarter of 2005. For the year ended December 31, 2005, the consolidation of Mexrail contributed $19.0 million to forest products and metals revenue.

Agricultural and Mineral.  U.S. revenues in the agricultural and mineral products business unit increased for the year ended December 31, 2005. The increases were primarily the result of targeted rate increases and fuel surcharges. Additionally, for the year ended December 31, 2005, all commodities, except grain, experienced increased traffic due to increased production. U.S. segment domestic grain carloads decreased, primarily due to a slowdown in equipment cycle times resulting in lower equipment availability for the year while the impact of local harvests moving to local feed mills reduced traffic in the third quarter of 2005 compared to the same period in 2004. Export grain carloads decreased primarily as a result of a decrease in gulf coast export traffic including the effects of hurricane weather in the gulf coast region. For the year ended

December 31, 2005, the consolidation of Mexrail contributed $30.7 million to agricultural and mineral products revenue.

Intermodal and Automotive.  Revenue for the U.S. segment intermodal and automotive commodity group for the year ended December 31, 2005, increased $9.8 million compared to the same period in 2004. Excluding the impact of the acquisition of Mexrail, intermodal traffic declined for the year ended December 31, 2005. The declines were the result of changes in shipper traffic patterns as well as the effects of hurricane weather during the third quarter of 2005. Automotive traffic decreased as a result of decreased volumes from manufacturers for the year ended December 31, 2005. For the year ended December 31, 2005, the consolidation of Mexrail contributed $5.5 million to intermodal and automotive products revenue.

Coal.  Increases in U.S. segment coal revenues for the year ended December 31, 2005, compared to the same period in 2004 were due primarily to the addition of two new coal customers that were previously served by other railroads, certain targeted rate increases related to renegotiated contracts and overall increases in carloadings and traffic volumes at certain electric generating stations in response to demand. Mexrail has no significant coal revenues.

Operating Expenses.  For the year ended December 31, 2005, U.S. operating expenses increased $203.3 million (36.6%), when compared to the same period in 2004. Of this increase, $83.3 million was attributable to the consolidation of Mexrail’s operations for the year ended December 31, 2005. The following table summarizes U.S. operating expenses of KCSR and Mexrail for the year ended December 31, 2005 (in millions).  For the year ended December 31, 2004, the operating expenses are KCSR only.

			Change
	2005	2004	Dollars	Percent

Compensation and benefits	$244.8	$213.0	$31.8	15%
Purchased services	84.6	62.3	22.3	36%
Fuel	123.8	66.4	57.4	86%
Equipment costs	68.9	50.4	18.5	37%
Depreciation and amortization	60.0	53.5	6.5	12%
Casualties and insurance	88.7	42.4	46.3	109%
Other	88.5	68.0	20.5	30%

Total operating expenses	$759.3	$556.0	$203.3	37%

Compensation and benefits.  Increases in compensation and benefits expense for the year ended December 31, 2005, compared to the same period in 2004 were primarily the result of annual wage and salary rate increases which were effective July 1, 2004, as well as higher employee counts. For the year ended December 31, 2005, the consolidation of Mexrail added $19.4 million to compensation and benefits expense. The average headcount for the year ended December 31, 2005, was approximately 3,060 compared to approximately 2,740 for the same period in 2004, including an increase of employees as a result of the consolidation of Mexrail.

Purchased services.  Purchased services expense for the year ended December 31, 2005, increased compared to the same period in 2004, primarily as a result of the consolidation of Mexrail’s operations. Mexrail has historically contracted for services in the maintenance of equipment and way and structures. Accordingly, Mexrail contributed $19.7 million to purchased services expense for the year ended December 31, 2005.

Fuel.  Fuel expense increased for the year ended December 31, 2005, compared to the same period in 2004. This increase was the result of a 50.5% increase in the average price per gallon, as well as a 26.0% increase in consumption. For the year ended December 31, 2005, the consolidation of Mexrail added $11.9 million to fuel expense.

Equipment costs.  Equipment costs for the year ended December 31, 2005, increased compared to the same period in 2004. Of this increase, $15.2 million was related to the Mexrail acquisition for the year ended

December 31, 2005. Excluding the impact of the Mexrail acquisition, equipment costs increased for the year ended December 31, 2005, primarily as a result of increased equipment lease costs related to higher traffic levels and demand.

Depreciation and amortization.  Depreciation and amortization expense for the year ended December 31, 2005, increased compared to the same period in 2004, primarily as a result of a higher asset base, partially offset by property retirements. For the year ended December 31, 2005, the consolidation of Mexrail added $3.5 million to depreciation and amortization expense.

Casualties and insurance.  During the third quarter of 2005, the Company recorded a $37.8 million pre-tax charge reflecting changes in its estimates for the cost of personal injury claims, which includes $7.5 million related to the Company’s first actuarial estimate of the cost of incurred but not reported occupational illness claims. The charge was recorded in “Casualties and Insurance” expense. The majority of the increases for FELA and third party claims are attributable to adverse experience versus the study, including an increase in the number of new claims and adverse developments in the dollar amount of claims and potential settlements for many significant prior claims. Increase related to occupational illness claims resulted primarily from a first time actuarial study. The Company is continuing its practice of accruing monthly for estimated claim costs at levels recommended by the actuarial study, and those accruals have been increased accordingly.

Mexico Segment.

KCS acquired a controlling interest in KCSM effective April 1, 2005. The nine month period ended December 31, 2005, results reflect charges and costs associated with the acquisition and integration, as well as the effect of valuation adjustments as required by purchase accounting. Management evaluates the results of its Mexico operations based on its operating performance during the current year and comparison to plan.

Revenues.  The following table summarizes consolidated Mexico revenues, including the revenues (in millions) and carloads statistics (in thousands), for the nine month periods ended December 31, 2005 and 2004. Although not consolidated in previous years, revenue recognition policies for the Mexico operations were consistent with those of U.S. operations in all material respects; therefore, commodity statistics are presented for purposes of comparison. Unaudited results for the nine months ended December 31, 2004 are presented for comparative purposes.

	Revenues				Carloads and Intermodal Units
			Change				Change
	2005	2004	Dollars	Percent	2005	2004	Units	Percent

General commodities:
Chemical and petroleum	$94.5	$94.7	$(0.2)	(0)%	71.4	76.5	(5.1)	(7)%
Forest products and metals	141.5	120.5	21.0	17%	147.3	143.3	4.0	3%
Agricultural and mineral	168.9	158.6	10.3	6%	152.4	162.1	(9.7)	(6)%

Total general commodities	404.9	373.8	31.1	8%	371.1	381.9	(10.8)	(3)%
Intermodal and automotive	131.9	130.3	1.6	1%	250.2	253.0	(2.8)	(1)%

Carload revenues, units and intermodal units	536.8	504.1	32.7	6%	621.3	634.9	(13.6)	(2)%

Other revenue	10.8	6.4	4.4	69%

Total revenues	$547.6	$510.5	$37.1	7%

Revenues for the nine months ended December 31, 2005, totaled $547.6 million compared to $510.5 million for the same period in 2004, an increase of $37.1 million. This increase was primarily attributable to the impact of fuel surcharges of $23.9 million which increased $21.5 million over the nine months ended December 31, 2004, and increases in other factors of $15.6 million.

Chemical and Petroleum.  Revenues from chemical and petrochemical products during the nine months ended December 31, 2005, decreased from the same period in 2004 primarily due to disruptions related to the impact of hurricanes offset by increases in Mexican domestic revenues for the same period, primarily related to the higher consumption of fuel products.

Forest Products and Metals.  Domestic revenues increased during the nine months ended December 31, 2005, as a result of an increase in the production volumes of construction materials such as billets, bar and wire. Steel slab and steel coils revenue decreased as a result of lower international traffic, related to reduced consumption by manufacturing industries offset in part by certain targeted rate increases and fuel surcharges.

Agriculture and Mineral.  Revenues from agriculture products increased during the nine months ended December 31, 2005, compared to the same periods in 2004. The increases were primarily the result of targeted rate increases and fuel surcharges. Volume increases were seen in corn and sugar partially offset by reductions in import shipments of soybeans, sorghum and wheat products during the same 2005 period.

Intermodal and Automotive.  Intermodal freight revenue increased $1.6 million for the nine month period ended December 31, 2005, compared to the same period in 2004. This increase was primarily attributable to the consolidation of steamship service at the port of Lázaro Cárdenas with the support of the port administration and Hutchinson Terminal. Automotive revenues for the nine month period ended December 31, 2005, decreased primarily as a consequence of lower domestic traffic offset by targeted increases in rates.

Operating Expenses.  Mexico operations reported operating expenses of $530.3 million in the nine months ended December 31, 2005. The following table summarizes operating expenses of KCSM for the nine months ended December 31 (in millions):

			Change
	2005	2004	Dollars	Percent

Compensation and benefits	$95.6	$87.2	$8.4	10%
Purchased services	108.7	120.5	(11.8)	(10)%
Fuel	83.1	65.3	17.8	27%
Equipment costs	80.9	66.9	14.0	21%
Depreciation and amortization	67.7	66.6	1.1	2%
Casualties and insurance	14.7	9.7	5.0	52%
KCSM employees’ statutory profit sharing	41.1	(2.1)	43.2	(2,057)%
Other	38.5	23.8	14.7	62%

Total operating expenses	$530.3	$437.9	$92.4	21%

Compensation and benefits.  Salary expenses increased $8.4 million for the nine months ended December 31, 2005 compared to the same period in 2004. The increase was largely attributable to the net effects of annual salary increases (4% in June 2005) and the increase in wages and fringe benefits as a result of our labor agreement revision in July 2005 (4.5% in wages and 2% in fringe benefits).

Purchased services.  Costs of purchased services decreased by $11.8 million for the nine months ended December 31, 2005 compared to the same period in 2004. Costs of purchased services consist primarily of expenses related to equipment maintenance, haulage, terminal services, security expenses and legal expenses. The decrease includes the effect of establishing a fair market value for locomotive maintenance agreements under purchase accounting of $4.9 million. As a result of the acquisition of Grupo KCSM, Management fee agreements were cancelled, resulting in a reduction of expenses. Additionally, lower legal costs related to the VAT refund claim and a lower cost of expatriates as a result of a personnel restructuring program contributed to the decrease.

Fuel.  Fuel expenses increased for the nine months ended December 31, 2005 compared to the same period in 2004 primarily due to the volatility of fuel prices during 2005 and higher fuel consumption compared to 2004.

Equipment cost.  Equipment cost increased for the nine months ended December 31, 2005 compared to the same period in 2004. The variance is attributable principally to an increase in the number of hours and number of movement miles in 2005 compared to 2004 for current traffic. Additionally the increase includes the effect of purchase accounting under which KCSM established a fair market value for all the operating leases for locomotives and freight cars. This, along with a higher number of freight cars leased for the nine months ended December 31, 2005 compared to 2004, resulted in higher rental expense.

Depreciation and amortization.  Depreciation and amortization expenses in 2005 increased for the nine months ended December 31, 2005 compared to the same period in 2004. This increase includes the effects of purchase accounting, whereby the book values of assets were adjusted upward based on a market value appraisal along with capital improvements to the lines resulting in additional depreciation and amortization. This increase was offset by the effect of changes in the estimated useful lives on properties, machinery and equipment resulting in a lower depreciation expense in 2005.

Casualties and insurance.  These expenses increased for the nine months ended December 31, 2005 compared to the same period ended in 2004. These increases were primarily the result of costs associated with derailments that occurred over the nine months ending in 2005. This increase was partially offset by a reduction in the insurance premiums compared to 2004.

Employees’ statutory profit sharing.  The increase in the employees’ statutory profit sharing for the nine months ended December 31, 2005 compared to the same period in 2004 was a result of recent Mexican Supreme Court decisions in May 2005 denying the deductibility of NOL’s in calculating the Company’s employees’ profit sharing liability. As part of purchase accounting, KCS valued the profit sharing NOL asset at zero as a result of the court rulings and wrote off the deferred profit sharing asset associated with these NOL’s. This resulted in a charge to income of $35.6 million.

Other.  For the nine months ended December 31, 2005, these expenses increased compared to the same period ended December 31, 2004. The increase was primarily due to the reduction in value of certain assets after purchase accounting as well as management’s decision to increase the allowance for doubtful customer accounts based upon current prospects for collection of certain customer accounts.

Consolidated Non-Operating Expenses.

Consolidated Interest Expense.  Consolidated interest expense increased $89.1 million for year ended December 31, 2005, when compared to the twelve months ended December 31, 2004. This increase was the result of higher floating interest rates incurred under the credit agreement, increased borrowings under the revolving credit facility, interest associated with the debt assumed as part of the locomotive acquisition from El-Mo and the addition of interest expense of $71.4 million for the nine months ended December 31, 2005, due to the acquisition of KCSM and $1.1 million for the twelve months ending December 31, 2005, due to the acquisition of Mexrail.

Consolidated Debt Retirement Costs.  Consolidated debt retirement costs increased $0.2 million for the year ended December 31, 2005, when compared to the same period in 2004. For the year ended December 31, 2005, $4.4 million in unamortized debt issuance costs were written off primarily in connection with the refinancing of KCSM’s 11.75% debentures and its First Amended and Restated Credit Agreement dated as of June 24, 2004. During the year ended December 31, 2004, KCS recorded $4.2 million of debt retirement costs resulting from the write-off of the unamortized balance of debt issuance costs associated with the previous credit facility.

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

For 2005, earnings for Southern Capital were $13.1 million compared to $11.8 million in 2004. This increase of $1.3 million was primarily the result of a gain recognized by Southern Capital for the sale of locomotives in 2005 of approximately $7.7 million as compared to $6.0 million in 2004. The sales of locomotives were to KCSR in the second quarters of 2005 and 2004, respectively. For purposes of recording its share of Southern Capital earnings, the Company has recorded its share of the gain as a reduction to the cost basis of the equipment acquired. As a result, the Company will recognize its equity in the gain over the remaining depreciable life of the locomotives as a reduction of depreciation expense.

Consolidated Income Tax Provision (Benefit).  For the year ended December 31, 2005, KCS’s income tax benefit was $7.1 million, a change of $30.7 million as compared to a $23.6 million expense for the year ended December 31, 2004. This change was primarily due to the complexities relating to Mexico taxes resulting in an effective income tax rate of (9.3%) and 49.1% for the years ended December 31, 2005 and 2004, respectively. The primary causes of the decrease in the consolidated effective rate were the VAT/Put Settlement, the utilization of U.S. tax credits enacted for the tax year 2005, a lower Mexican statutory tax rate of 30% as compared to U.S. statutory rate of 35%, and foreign exchange rate fluctuations and inflation. The VAT/Put Settlement gain was not taxable in Mexico and is not expected to be taxable for U.S. income tax purposes. The Company believes, based upon opinions of outside legal counsel and other factors, that the VAT/Put Settlement should not be taxable to KCS for U.S. income tax purposes. Such position has not been examined by taxing authorities and it is possible that this position could be challenged. The amount of such tax would be material; however the Company believes that it would have the right to indemnification under the terms of the Acquisition Agreement.

Following the acquisition of control of Grupo KCSM in 2005, the Company has not provided U.S. federal income taxes on the undistributed earnings of Grupo KCSM since the Company intends to reinvest such earnings indefinitely outside of the United States.

LIQUIDITY AND CAPITAL RESOURCES

Overview

KCS’s primary uses of cash are to support operations; maintain and improve its railroad and information systems infrastructure; pay debt service and preferred stock dividends; acquire new and maintain existing locomotives, rolling stock and other equipment; and meet other obligations. See “Cash Flow Information and Contractual Obligations” below.

KCS has a Debt/Equity ratio of 52.6 percent. Its primary sources of liquidity are cash flows generated from operations, borrowings under its revolving credit facilities and access to debt and equity capital markets. Although KCS has had excellent access to capital markets, as a highly leveraged company, the financial terms under which funding is obtained often contain restrictive covenants. The covenants constrain financial flexibility by restricting or prohibiting certain actions, including the ability to incur debt, create or suffer to exist liens, make prepayments of particular debt, pay dividends, make capital investments, engage in transactions with stockholders and affiliates, issue capital stock, sell certain assets, and engage in mergers and consolidations or in sale-leaseback transactions. On December 31, 2006, total available liquidity (the unrestricted cash balance plus revolving credit facility availability) was $144 million.

As a result of KCS acquiring a controlling interest in Grupo KCSM and KCSM, both companies became subject to the terms and conditions of the indentures governing KCSR’s two senior notes issues. The restrictive covenants of these indentures limit the ability of Grupo KCSM and KCSM to incur additional debt for any purpose other than the refinancing of existing debt and certain new asset financing.

During 2006 KCS’ ability to access capital markets was affected by the late filing of the Company’s annual report on Form 10-K for the year ended December 31, 2005. This late filing also caused defaults under the Company’s credit agreements due to the Company’s failure to meet certain reporting requirements. Additionally, the Company’s ability to incur additional indebtedness and pay cash dividends was restricted by the Company’s failure to comply with certain financial ratios under its indentures and credit agreements. A consequence of the late filing of the Company’s annual report on Form 10-K for the year ended December 31, 2005 and its failure to pay dividends on preferred stock was that its ability to quickly access the public equity markets has been reduced significantly, since KCS did not qualify as a “well-known seasoned issuer” and also cannot utilize the short-form registration statement on Form S-3. KCS paid accrued and unpaid and current dividends on its outstanding 4% Preferred Stock, Series C Preferred Stock and Series D Preferred Stock on February 15, 2007, and believes it will become a well-known seasoned issuer and again be eligible to use short-form registration on Form S-3 on May 1, 2007, as described below in “Shelf Registration Statements and Public Securities Offerings.” KCS sought and obtained amendments and waivers for each of these defaults in 2006.

The Company believes, based on current expectations, that cash and other liquid assets, operating cash flows, access to capital markets, and other available financing resources will be sufficient to fund anticipated operating, capital and debt service requirements and other commitments through 2007. However, KCS’ operating cash flow and financing alternatives can be unexpectedly impacted by various factors, some of which are outside of its control. For example, if KCS was to experience a substantial reduction in revenues or a substantial increase in operating costs or other liabilities, its operating cash flows could be significantly reduced. Additionally, the Company is subject to economic factors surrounding capital markets and its ability to obtain financing under reasonable terms is subject to market conditions. Further, KCS’ cost of debt can be impacted by independent rating agencies, which assign debt ratings based on certain credit measurements such as interest coverage and leverage ratios.

As of December 31, 2006, Standard & Poor’s Rating Service (“S&P”) rated the senior secured debt as BB−, our senior unsecured debt as B− and the preferred stock as D. S&P also maintained a corporate rating on KCS of B and had a negative outlook. Moody’s Investor Service (“Moody’s”) rated the senior secured debt as Ba2, the senior unsecured debt as B3 and the preferred stock as Caa1. Moody’s also maintained a probability of default rating on KCS of B2 and had a stable outlook. On February 8, 2007, S&P changed the Company’s outlook from negative to stable and on February 16, 2007, they upgraded the rating on the preferred stock from D to CCC.

Long Term Debt and Credit Facility Activity.

On March 1, 2006, KCS, KCSR, and other KCS subsidiaries entered into a fourth waiver (the “Fourth Waiver”) of the credit agreement dated March 30, 2004 (the “2004 Credit Agreement”). Under the terms of the Fourth Waiver, which was to expire on April 30, 2006, the Lenders agreed to waive the requirement that KCS maintain a leverage ratio (as defined in the 2004 Credit Agreement) of not more than 5.00:1 for the quarter ended December 31, 2005, provided that such ratio did not exceed 5.50:1. The ratio did not exceed 5.50:1.

On March 31, 2006, KCSM failed to meet certain reporting requirements under the 2005 KCSM Credit Agreement and had not met the leverage ratio covenant at the end of 2005. These failures resulted in defaults under the 2005 KCSM Credit Agreement and limited KCSM’s access to the revolving credit facility. On April 7, 2006, KCSM entered into an amendment and waiver (“Amendment and Waiver”) to the 2005 KCSM Credit Agreement. The 2005 KCSM Credit Agreement was amended to (i) exclude certain payment obligations accrued under two locomotive maintenance agreements and under a track maintenance rehabilitation agreement from the definition of Indebtedness, (ii) eliminate certain minimum and multiple borrowing thresholds for peso borrowings under the revolving credit facility and (iii) eliminate the reporting requirement to provide unaudited consolidated financial statements for the fourth fiscal quarter. The Amendment and Waiver also waived certain reporting requirements, including the requirement of KCSM to provide audited consolidated financial statements 90 days after the end of the 2005 fiscal year, provided such reports were delivered by April 30, 2006, and compliance with the Consolidated Leverage Ratio obligations of Section 7.1(c) of the 2005 KCSM Credit Agreement for the four quarters ending December 31, 2005, if compliance therewith was calculated without giving effect to the amendment to the definition of “Indebtedness” in the Amendment and Waiver, provided that KCSM was in compliance therewith after giving effect to the Amendment and Waiver.

KCSM is not currently in default under the 2005 KCSM Credit Agreement and currently has access to the revolving credit facility.

On April 7, 2006, KCS, KCSR and other KCS subsidiaries entered into a fifth waiver of the 2004 Credit Agreement (the “Fifth Waiver”). Under the terms of the Fifth Waiver, which was to expire on April 30, 2006, the Lenders agreed to waive the requirement of Section 5.03(b) that KCS furnish a copy of its 2005 annual audited financial statements by March 31, 2006, so long as KCS furnished such audited financial statements by April 30, 2006. The Company furnished such audited financial statements by that date.

On April 28, 2006, KCS, KCSR and the other subsidiary guarantors named therein entered into an amended and restated credit agreement (the “2006 Credit Agreement”), in an aggregate amount of $371.1 million with The Bank of Nova Scotia and other lenders named in the 2006 Credit Agreement. Proceeds from the 2006 Credit Agreement were used to refinance the 2004 Credit Agreement. The 2006 Credit Agreement consists of (a) a $125.0 million revolving credit facility with a letter of credit sublimit of $25.0 million and swing line advances of up to $15.0 million, and (b) a $246.1 million term loan facility. The maturity date for the revolving credit facility is April 28, 2011 and the maturity date of the term loan facility is April 28, 2013. The 2006 Credit Agreement contains covenants that restrict or prohibit certain actions, including, but not limited to, KCS’ ability to incur debt, create or suffer to exist liens, make prepayment of particular debt, pay dividends, make investments, engage in transactions with stockholders and affiliates, issue capital stock, sell certain assets, and engage in mergers and consolidations or in sale-leaseback transactions. In addition, KCS must meet certain consolidated interest coverage and leverage ratios. Failure to maintain compliance with the covenants could constitute a default which could accelerate the payment of any outstanding amounts under the 2006 Credit Agreement.

On October 23, 2006, pursuant to an offer to purchase dated such date, KCSM commenced a cash tender offer and consent solicitation for any and all outstanding $150.0 million aggregate principal amount of its 10 1/4% Senior Notes due 2007 (the “KCSM 2007 Senior Notes”). The consent solicitation expired on November 3, 2006. KCSM received consents in connection with the tender offer and consent solicitation from holders of over 97% of the KCSM 2007 Senior Notes to amend the indenture under which the KCSM 2007 Senior Notes were issued (the “2007 Indenture”), to eliminate substantially all of the restrictive covenants included in the 2007 Indenture. The supplemental indenture relating to the KCSM 2007 Senior Notes containing the proposed changes (the “2007 Supplemental Indenture”) became effective on November 21, 2006. The tender offer expired at midnight, New York City time, on November 20, 2006 and KCSM purchased tendered notes on November 21, 2006, in accordance with the terms of the tender offer.

On November 21, 2006 KCSM issued $175.0 million of new, unsecured, 7 5/8% senior notes due 2013 (the “KCSM 2013 Senior Notes”). Proceeds from the issuance were used to purchase the $146.0 million of tendered KCSM 2007 Senior Notes and repay $29.0 million of term loans under the 2005 KCSM Credit Agreement.

On January 29, 2007, the Company commenced a consent solicitation to amend the indentures under which KCSR’s 9 1/2% Senior Notes due 2008 (the “9 1/2% Notes”) and 7 1/2% Senior Notes due 2009 (the “7 1/2% Notes” and together with the 9 1/2% Notes, the “Notes”) were issued. The Company identified certain inconsistencies in the language of the indentures which prevented KCS from obtaining a coverage ratio of at least 2.00:1. The purpose of the consent solicitation was to (i) resolve an inconsistency in the inclusion of certain expenses, but not the income, of restricted subsidiaries in the calculation of the consolidated coverage ratio under the indentures, (ii) amend the definition of refinancing indebtedness to allow the inclusion of certain related premiums, interest, fees and expenses in permitted refinancing indebtedness and (iii) obtain waivers of any defaults arising from certain actions taken in the absence of such proposed amendments. On February 5, 2007, the Company obtained the requisite consents from the holders of each series of Notes to amend their respective indentures as described above and executed supplemental indentures containing such amendments and waivers.

On January 31, 2007, KCS provided written notice to the lenders under the 2006 Credit Agreement of certain representation and other defaults under the 2006 Credit Agreement arising from the potential defaults which existed under the KCSR indentures governing the Notes as described above. These defaults limited

KCSR’s access to the revolving credit facility. In its notice of default, the Company also requested that the lenders waive these defaults. On February 5, 2007, the Company received a waiver of such defaults from all of the lenders under the 2006 Credit Agreement. The Company is currently not in default of the 2006 Credit Agreement and has access to the revolving credit facility.

Cash Flow Information and Contractual Obligations.

Summary cash flow data follows (in millions):

	2006	2005	2004

Cash flows provided by (used for):
Operating activities	$267.5	$178.8	$142.7
Investing activities	(166.0)	(289.5)	(376.8)
Financing activities	(53.6)	103.2	137.3

Net increase (decrease) in cash and cash equivalents	47.9	(7.5)	(96.8)
Cash and cash equivalents at beginning of year	31.1	38.6	135.4

Cash and cash equivalents at end of year	$79.0	$31.1	$38.6

During 2006, the consolidated cash position increased $47.9 million due to increased operating income which was partially offset by additional payments for the acquisition of Grupo KCSM and the refinancing and repayment of debt. During 2005, the consolidated cash position decreased $7.5 million due to an increased level of capital expenditures. The primary sources of cash were cash inflows from operating activities, the issuance and assumption of long-term debt, the issuance of preferred stock and borrowings under the revolving credit facilities. The primary uses of cash were for capital expenditures, investments in affiliates, repayment of long-term debt and the repurchase of KCS’ common stock.

KCS’ cash flow from operations has historically been positive and sufficient to fund operations, roadway capital expenditures, other capital improvements and debt service. External sources of cash (principally bank debt, public debt, preferred stock and leases) have been used to refinance existing indebtedness and to fund acquisitions, new investments and equipment additions.

Operating Cash Flows.  The following summarizes consolidated operating cash flow information (in millions):

	2006	2005	2004

Net income	$108.9	$100.9	$24.4
Depreciation and amortization	155.0	127.7	53.5
Equity in undistributed losses (earnings) of unconsolidated affiliates	(7.3)	(2.9)	4.5
VAT/put settlement gain	—	(131.9)	—
Minority interest	0.3	(17.8)	—
Distributions from unconsolidated affiliates	4.5	8.3	8.8
Deferred income taxes	41.0	(17.3)	35.9
KCSM employees’ statutory profit sharing	5.9	41.1	—
Loss (gain) on sale of assets	(7.8)	1.0	(3.8)
Changes in working capital items	(24.5)	45.9	1.3
Other, net	(8.5)	23.8	18.1

Net cash flow provided by operating activities	$267.5	$178.8	$142.7

Net operating cash flows for 2006 increased $88.7 million to $267.5 million compared to $178.8 million in 2005. This increase in operating cash flows was primarily attributable to better operating performance and the consolidation of KCSM for twelve months in 2006 as compared to nine months in 2005. The increase was partially offset by changes in working capital balances relating to the timing of payments and receipts.

Net operating cash flows for 2005 increased $36.1 million to $178.8 million largely due to the consolidation of KCSM which was partially offset by changes in working capital relating to the timing of payments and receipts.

Investing Cash Flows.  Net investing cash outflows were $166.0 million and $289.5 million during 2006 and 2005, respectively. This $123.5 million decrease was related to decreased capital expenditures, increased property sales and the receipt of the MSLLC investment from NS.

Net investing cash outflows for 2005 decreased $87.3 million from 2004 due primarily to the investments in Mexrail and Grupo KCSM in 2004. During 2005, KCS capital expenditures increased $158.5 million, of which KCSM and Mexrail contributed $100.6 million.

Financing Cash Flows.  Financing cash inflows were derived from the issuance of long-term debt, including borrowings under the revolving credit facilities, the issuance of preferred stock and proceeds from the issuance of common stock under employee stock plans. Financing cash outflows were used for the repayment of debt, the repurchase of KCS’ common stock, the payment of dividends on KCS’ preferred stock and the payment of debt and preferred stock issuance costs. Financing cash flows for 2006, 2005, and 2004 were as follows:

•	Financing cash outflows for 2006 were $53.6 million, resulting primarily from the repayment of short and long term debt, including amounts related to the Grupo KCSM acquisition, and the costs associated with refinancing debt. During 2006, KCS entered into a new $371.1 million amended and restated credit agreement and used the proceeds to repay all amounts outstanding under the previous credit agreement. KCS also borrowed a net amount of $27.5 million under the Tex-Mex RRIF loan, repaid a net amount of $2.0 million under the KCSR revolving credit facility and repaid other amounts. KCSM issued $175.0 million of 7 5/8% senior unsecured notes and used the proceeds to purchase $146.0 million of its 10 1/4% senior unsecured notes and repay $29.0 million under its term loan facility. KCSM also used cash on hand to repay all amounts outstanding under its revolving credit facility.

•	Financing cash flows for 2005 were $103.2 million, resulting primarily from borrowings under the revolving credit facilities. During 2005 KCS issued $210.0 million of preferred stock and the net proceeds were used to repurchase 9.0 million shares of KCS common stock. KCS also assumed debt under a purchase agreement for 75 locomotives, of which $24.3 million was outstanding at year end, borrowed $21.7 million under the Tex-Mex RRIF loan, and had borrowings of $92.0 million outstanding at year end under the KCSR revolving credit facility. KCSM issued $460.0 million of 9 3/8% senior unsecured notes, and entered into a $106.0 million credit facility. The proceeds from these last two financings were used by KCSM to repay $443.5 million of senior discount debentures, $31.0 million under a bridge loan, the remaining balance of $67.5 million under the previous credit facility and the costs associated with the transactions.

•	Financing cash flows for 2004 were $137.3 million, resulting primarily from borrowings under a new $350.0 million credit agreement consisting of a $250.0 million term loan facility and a $100.0 million revolving credit facility. KCS used $100.0 million of the term loan to fund a portion of the escrow account under the acquisition of Grupo KCSM.

•	Proceeds from the sale of KCS common stock pursuant to employee stock plans were $8.6 million, $1.7 million and $7.4 million in 2006, 2005 and 2004, respectively.

•	Payment of cash dividends were $4.3 million, $8.7 million and $8.7 million in 2006, 2005 and 2004, respectively. Dividends of approximately $0.2 million were paid each year on the 4.0% noncumulative preferred stock; approximately $2.1 million, $8.5 million and $8.5 million of dividends were paid in 2006, 2005 and 2004, respectively, on the Series C Preferred Stock; and approximately $2.0 million of dividends were paid in 2006 on the Series D Preferred Stock. Cumulative dividends in arrears were paid February 15, 2007. Refer to Note 16 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Contractual Obligations.  The following table outlines the material obligations under long-term debt, operating lease and other contractual commitments on December 31, 2006 (in millions). Typically, payments for operating leases, other contractual obligations and interest on long-term debt are funded through operating cash flows. Principal payment obligations on long-term debt are typically refinanced by issuing new long-term debt. If operating cash flows are not sufficient, funds received from other sources, including borrowings under credit facilities and proceeds from property and other asset dispositions might also be available. These obligations are customary transactions similar to those entered into by others in the transportation industry. KCS anticipates refinancing certain parts of the long-term debt prior to maturity.

	Payments Due by Period
		Less Than	1-3	3-5
	Total	1 Year	Years	Years	Thereafter

Long-term debt (including interest and capital lease obligations)(i)	$2,496.7	$243.4	$697.6	$351.0	$1,204.7
Operating leases	958.6	123.6	205.5	167.9	461.6
Other contractual obligations(ii)	508.7	89.3	130.6	94.8	194.0

Total contractual obligations	$3,964.0	$456.3	$1,033.7	613.7	$1,860.3

(i)	Includes current and long-term liability related to Grupo KCSM acquisition.

(ii)	Other contractual obligations include purchase commitments and certain maintenance agreements.

In the normal course of business, the Company enters into long-term contractual requirements for future goods and services needed for the operations of the business. Such commitments are not in excess of expected requirements and are not reasonably likely to result in performance penalties or payments that would have a material adverse effect on the Company’s liquidity.

The Company is party to three utilization leases covering 888 railcars where car hire revenue as defined in the lease agreements is shared between the lessor and the Company. The leases expire at various times through 2011. Amounts that may be due to lessors under these utilization leases vary from month to month based on car hire rental with the minimum monthly cost to the Company being zero. Accordingly, the utilization leases have been excluded from contractual obligations above.

Off-Balance Sheet Arrangements.

As further described in Note 3 to the Consolidated Financial Statements in Item 8 of this Form 10-K, KCSR holds a fifty percent interest in Southern Capital. Southern Capital’s principal operations are the acquisition and leasing of equipment including locomotives, rolling stock and other railroad equipment. On June 25, 2002, Southern Capital partially refinanced the outstanding balance of certain debt through the issuance of 5.7% pass through trust certificates secured by all of the locomotives and rolling stock owned by Southern Capital and rental payments payable by KCSR under the operating leases of the equipment owned by Southern Capital. As Southern Capital is a fifty percent owned joint venture accounted for under the equity method, this debt is not reflected in KCS’ Consolidated Balance Sheets which are included in Item 8 of this Form 10-K.

PCRC, as described in Note 3, has the concession to reconstruct and operate the Panama Canal Railway. Under the terms of a loan agreement with International Finance Corporation (“IFC”) the Company is a guarantor for up to $4.4 million of associated debt. Also, if PCRC terminates the concession contract without the IFC’s consent, KCS is a guarantor for up to half of the outstanding senior loans. The Company is also a guarantor for up to $0.5 million of PCRC equipment loans and capital leases, and has issued two irrevocable letters of credit totaling approximately $2.0 million to fulfill the Company’s fifty percent guarantee of a approximately $4.0 million equipment loan.

Capital Expenditures.

Capital improvements for roadway track structures have historically been funded with cash flows from operations. During 2005, however, KCS used borrowings under its revolving credit facility to fund an expanded capital expenditure program. KCS has historically used internally generated cash flows or leasing for equipment capital expenditures. The Southern Capital joint venture provides the ability to lease-finance railroad equipment, and therefore, KCS has increasingly used lease-financing alternatives for its locomotives and rolling stock.

The following summarizes cash capital expenditures by type for the consolidated operations for the year ended December 31, 2006, KCSR and Mexrail for the year ended 2005 and KCSM for the last nine months of 2005, and KCSR only for 2004 (in millions).

	2006	2005	2004

Track infrastructure	$100.4	$190.1	$57.2
Locomotives, freight cars and other equipment	40.4	41.8	22.6
Facilities and capacity projects	70.7	1.7	27.4
Information technology	15.4	12.2	5.4
Other	14.9	29.9	4.6

Total capital expenditures	$241.8	$275.7	$117.2

Internally generated cash flows are expected to be used to fund cash capital expenditures planned for 2007, currently estimated at $270 million.

Maintenance and Repairs.

KCSR and KCSM, like other railroads, are required to maintain their own property infrastructure. Portions of roadway and equipment maintenance costs are capitalized and other portions are expensed (as components of material and supplies, purchased services and others), as appropriate. Maintenance and capital improvement programs are in conformity with GAAP as well as with the standards recognized within the rail industry and related regulatory agencies. KCS expects to continue funding roadway and equipment maintenance expenditures with internally generated cash flows.

Capital Structure.

Components of the capital structure follow (in millions):

	2006	2005

Debt due within one year(i)	$92.8	$116.3
Long-term debt(ii)	1,664.2	1,744.3

Total debt	1,757.0	1,860.6
Stockholders’ equity	1,582.4	1,426.2

Total debt plus equity	$3,339.4	$3,286.8

Debt ratio (total debt as a percent of total debt plus equity)	52.6%	56.6%

(i)	Includes current liability related to Grupo KCSM acquisition.

(ii)	Includes long-term liability related to Grupo KCSM acquisition.

The consolidated debt ratio on December 31, 2006, improved 4.0 percentage points compared to December 31, 2005. Total consolidated debt decreased $103.6 million, primarily as a result of payments of $75.4 million of debt related to the Grupo KCSM acquisition and KCSM’s payments of $55.4 million on the revolver and term loans. These debt payments were offset by the issuance of $27.5 million on the Tex-Mex RRIF loan.

Shelf Registration Statements and Public Securities Offerings.

KCS currently has three shelf registration statements on file with the SEC (“Initial Shelf” — Registration No. 33-69648; “Second Shelf” — Registration No. 333-61006; “Third Shelf” — Registration No. 333-130112). Securities in the aggregate amount of $300 million remain available under the Initial Shelf and securities in the aggregate amount of $450 million remain available under the Second Shelf. The Third Shelf was filed in accordance with the securities offering reform rules of the SEC that allow well known seasoned issuers to register an unspecified amount of different types of securities on an immediately effective Form S-3 registration statement. On December 9, 2005, the Company completed the sale and issuance of 210,000 shares of its Series D Preferred Stock pursuant to the Third Shelf. There remains an unspecified amount of securities available under the Third Shelf. To date, no securities have been issued under either the Initial Shelf or Second Shelf. As a consequence of the late filing of the 2005 Form 10-K, KCS is ineligible to use any of these shelf registration statements until it has timely filed all periodic reports required under Section 13(a) or Section 15(d) of the Exchange Act during the twelve calendar months and any portion of the month after the late Form 10-K filing was made. KCS was also ineligible to use the shelf registration statements during the period in which it failed to pay dividends on its 4% Preferred Stock, Series C Preferred Stock and Series D Preferred Stock. KCS paid the accrued and unpaid dividends and current dividends on the Series C Preferred Stock and Series D Preferred Stock on February 15, 2007. KCS believes it will be eligible to use the shelf registration statements commencing May 1, 2007, provided KCS continues to pay dividends on its preferred stock, timely files all periodic reports required under the Exchange Act and otherwise meets the requirements for short-form registration under Form S-3.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

KCS’ accounting and financial reporting policies are in conformity with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management believes that the following accounting policies and estimates are critical to an understanding of KCS’ historical and future performance. Management has discussed the development and selection of the following critical accounting estimates with the Audit Committee of KCS’ Board of Directors and the Audit Committee has reviewed the selection, application and disclosure of the Company’s critical accounting policies and estimates.

Depreciation of Property and Equipment.

The railroad industry is extremely capital intensive. Maintenance and the depreciation of operating assets constitute a substantial operating expense for KCS, as well as the railroad industry as a whole. The Company capitalizes costs relating to additions and replacements of property and equipment, including certain overhead costs representing the indirect costs associated with construction and improvement projects. Overhead factors are periodically reviewed and adjusted to reflect current costs using the full absorption method. All of these costs are depreciated using the group method consistent with industry standards and rules established by the STB. The cost of property and equipment normally retired, less salvage value, is charged to depreciation expense over the estimated life of the operating assets using group straight-line rates for financial statement purposes. The STB approves the depreciation rates used by KCSR (excluding the amortization of computer software) but not for KCSM. Both KCSR and KCSM periodically conduct studies of depreciation rates for properties and equipment and implements approved changes, as necessary, to depreciation rates. These studies take into consideration the historical retirement experience of similar assets, the current condition of the assets, current operations and potential changes in technology, estimated salvage value of the assets, and industry regulations. For all other consolidated subsidiaries, depreciation is derived based upon the asset value in excess of estimated salvage value using the straight-line method over the estimated useful lives of the assets for financial reporting purposes. Depreciation is based upon estimates of the useful lives of assets as well as their net salvage value at the end of their useful lives. Estimation of the useful lives of assets that are long-lived as well as their salvage value requires significant management judgment. Accordingly, management believes that accounting estimates related to depreciation expense are critical.

Currently, KCSR and KCSM depreciate operating assets, including road and structures, rolling stock and equipment, and capitalized leases generally over a range of 3 to 50 years depending upon the estimated life of the particular asset. In addition to the adjustment to rates as a result of the depreciation studies, certain other events could occur that would materially affect the Company’s estimates and assumptions related to depreciation. Unforeseen changes in operations or technology could substantially alter management’s assumptions regarding KCS’ ability to realize the return of its investment in operating assets and, therefore, affect the amount of depreciation expense to charge against both current and future revenues. Because depreciation expense is a function of analytical studies made of property, plant and equipment, subsequent studies could result in different estimates of useful lives and net salvage values. If future depreciation studies yield results indicating that the assets have shorter lives as a result of obsolescence, physical condition, changes in technology or changes in net salvage values, the estimate of depreciation expense could increase. Likewise, if future studies indicate that assets have longer lives, the estimate of depreciation expense could decrease.

KCSR Depreciation Review.  During the year ended December 31, 2006, KCSR engaged a civil engineering firm with expertise in railway property usage to conduct a study to evaluate depreciation rates for properties and equipment. The study centered on evaluating actual historical replacement patterns to assess future lives and indicated that KCSR was depreciating its property over shorter periods than the assets were actually used, as estimated by the study. The effect of this change in estimate was a $3.0 million decrease in depreciation expense for the year ended December 31, 2006.

KCSM Depreciation Review.  For the year ended December 31, 2005, KCSM adopted the group depreciation method for consistency with KCSR during 2005. Accordingly, changes were made to certain historical depreciation rates. Unlike KCSR, KCSM depreciation rates are not subject to the approval of the STB, accordingly, the changes to the depreciation rates were applied in 2005. During the year ended December 31, 2005, KCSM engaged a civil engineering firm with expertise in railway property usage to conduct an analysis of depreciation rates for properties and equipment. The analysis centered on evaluating actual historical replacement patterns to assess future lives and indicated that KCSM was depreciating its property over shorter periods than the assets were actually utilized. As a result, depreciation expense recorded in the fourth quarter of 2005 reflected an adjustment totaling $5.5 million, to reduce depreciation expense as recorded in the second and third quarters of 2005. Concession rights and related assets are amortized over the shorter of their remaining useful lives as determined by the KCSM depreciation review or the life of the Concession.

Provision for Environmental Remediation.

As further described in Note 11 to the Consolidated Financial Statements in Item 8 of this Form 10-K, the Company’s operations are subject to extensive federal, state and local environmental laws and regulations in the U.S. and Mexico. KCS conducts studies, as well as site surveys, to determine the extent of environmental damage and the necessary requirements to remediate this damage. These studies incorporate the analysis of internal environmental engineering staff and consultation with legal counsel. From these studies and surveys, a range of estimates of the costs involved is derived. These cost estimates are based on forecasts of the total future direct costs related to environmental remediation and change periodically as additional or better information becomes available as to the extent of site remediation required, if any. KCS accrues for the cost of remediation where the obligation is probable and such costs can be reasonably estimated.

Cost estimates can be influenced by advanced technologies related to the detection, appropriate remedial course of action and anticipated cost. Certain changes could occur that would materially affect management’s estimates and assumptions related to costs for environmental remediation. If KCS becomes subject to more stringent environmental remediation costs at known sites, discovers additional contamination, discovers previously unknown sites, or becomes subject to related personal or property damage, KCS could incur additional costs that could be significant in connection with its environmental remediation. Accordingly, management believes that estimates related to the accrual of environmental remediation liabilities are critical to KCS’ results of operations.

Environmental remediation expense was $3.1 million for the year ended December 31, 2006, and was included in purchased services expense on the consolidated statements of income. Additionally, as of December 31, 2006, KCS had a liability for environmental remediation of $7.8 million. This amount was derived from a range of reasonable estimates based upon the studies and site surveys described above and in accordance with SFAS 5.

Provision for Casualty Claims.

Due to the nature of railroad operations, claims related to personal injuries and third party liabilities resulting from crossing collisions and derailments, as well as claims related to personal property damage and other casualties, is a substantial expense to KCS. Claims are estimated and recorded for known reported occurrences as well as for incurred but not reported (“IBNR”) occurrences. Consistent with the general practice within the railroad industry, the estimated liability for these casualty expenses is actuarially determined on an undiscounted basis. In estimating the liability for casualty claims, KCS obtains an estimate from an independent third party actuarial firm, which calculates an estimate using historical experience and estimates of claim costs as well as numerous assumptions regarding factors relevant to the derivation of an estimate of future claim costs.

Personal injury and casualty claims are subject to a significant degree of uncertainty, especially estimates related to incurred but not reported personal injuries for which a party has yet to assert a claim. In deriving an estimate of the provision for casualty claims, management must make assumptions related to substantially uncertain matters (injury severity, claimant age and legal jurisdiction). Changes in the assumptions used for actuarial studies could have a material effect on the estimate of the provision for casualty claims. Management believes that the accounting estimate related to the liability for personal injuries and other casualty claims is critical to KCS’ results of operations. See also Note 11 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

For the year ended December 31, 2006, casualty expense equaled $33.8 million and was included in casualties and insurance expense in the consolidated statements of income. Based on the methods described above and information available as of December 31, 2006, the liability for casualty claims was $114.4 million. For purposes of earnings sensitivity analysis, if the December 31, 2006 reserve were adjusted (increased or decreased) by 10%, casualty expense would change $11.4 million.

Provision for Income Taxes.

Deferred income taxes represent a substantial liability of KCS. For financial reporting purposes, management determines the current tax liability, as well as deferred tax assets and liabilities, in accordance with the liability method of accounting for income taxes as specified in Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes.” The provision for income taxes is the sum of income taxes both currently payable and deferred into the future. Currently payable income taxes represent the liability related to KCS’ U.S., state and Mexican income tax returns for the current year and anticipated tax payments resulting from income tax audits while the net deferred tax expense or benefit represents the change in the balance of deferred tax assets or liabilities as reported on the balance sheet. The changes in deferred tax assets and liabilities are determined based upon the changes in differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes as measured using the enacted tax rates that management estimates will be in effect when these differences reverse. In addition, the tax provision for Mexico is further complicated by the impacts of inflation as well as the exchange rate, both of which can have a significant impact on the calculation. In addition to estimating the future tax rates applicable to the reversal of tax differences, management must also make certain assumptions regarding whether tax differences are permanent or temporary. If the differences are temporary, management must estimate the timing of their reversal, and whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets of KCS. Accordingly, management believes that the estimates related to the provision for income taxes is critical to the Company’s results of operations.

Other.

Derivative Instruments.  KCS does not engage in the trading of derivatives. Management’s objective for using derivative instruments is to manage fuel and currency risk to mitigate the impact of their fluctuations. KCS accounts for derivative transactions under Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended, as set forth in Note 2 to the Consolidated Financial Statements in Item 8 of this Form 10-K. In general, the Company enters into derivative transactions in limited situations based on management’s assessment of current market conditions and perceived risks. Management intends to respond to evolving business and market conditions in order to manage risks and exposures associated with various operations, and in so doing, may enter into such transactions more frequently as deemed appropriate.

Fuel Derivative Transactions.  Fuel expense is a significant component of operating expenses. Fuel costs are affected by (i) traffic levels, (ii) efficiency of operations and equipment, and (iii) fuel market conditions. KCS enters into transactions, such as forward purchase commitments and commodity swap transactions from time to time, to stabilize the price for future fuel purchases and protect operating results against adverse fuel price fluctuations. These derivative instruments hedge against fluctuations in the price of No. 2 Gulf Coast Heating Oil, the commodity on which the Company’s diesel fuel prices are based. The use of certain risk management strategies enables risk to be reduced related to rising diesel fuel prices. On December 31, 2006, KCS was party to fuel swap agreements for 1.3 million gallons of fuel.

Foreign Exchange Matters.  KCSM uses the dollar as its functional currency. Earnings from KCSM included in results of operations reflect any transaction gains and losses that KCSM records in the process of translating certain transactions from pesos to dollars. KCS follows the requirements outlined in Statement of Financial Accounting Standards No. 52 “Foreign Currency Translation”, and related authoritative guidance. The Company continues to evaluate existing alternatives with respect to utilizing foreign currency instruments to hedge the dollar investment in KCSM as market conditions change or exchange rates fluctuate. As of December 31, 2006, KCSM did not have any outstanding forward contracts.

Litigation.  The Company is a party to various legal proceedings and administrative actions, all of which are of an ordinary, routine nature and incidental to its operations. Included in these proceedings are various tort claims brought by current and former employees for job related injuries and by third parties for injuries related to railroad operations. KCS aggressively defends these matters and has established liability reserves that management believes are adequate to cover expected costs. Although it is not possible to predict the outcome of any legal proceeding, in the opinion of the Company’s management, other than those proceedings described in detail below, such proceedings and actions should not, individually, or in the aggregate, have a material adverse effect on the Company’s financial condition.

Reinsurance Litigation.  As the Company has previously reported, insurance companies who provided insurance to the Company filed an action in federal court in Vermont (“the Reinsurance Litigation”) seeking a declaration that they have no obligation to indemnify the Company concerning a particular casualty claim. That claim, Kemp, et al v. The Kansas City Southern Railway Company, et al, in the Circuit Court of Jackson County, Missouri (“the Kemp Litigation”) went to trial in September 2006. The Company reached a settlement with the plaintiffs in the Kemp Litigation. The Company has also reached settlements with various parties, including several of the insurance companies involved in the Reinsurance Litigation, to indemnify the Company for a significant portion of the settlement. The Kemp settlement is fully reflected in the Company’s 2006 financial statements and the Company has no further risk associated with this litigation. The Company is however continuing the Reinsurance Litigation against certain other insurance companies, seeking to establish their obligation to indemnify the Company for their share of the settlement with Kemp.

Recent Accounting Pronouncements.  Refer to Note 2 to the Consolidated Financial Statements in Item 8 of this Form 10-K for information relative to recent accounting pronouncements.

Cautionary Information.

The discussions set forth in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, management may make forward-looking statements orally or in other writings, including, but not limited to, in press releases, in the annual report to stockholders and in other filings with the Securities and Exchange Commission. Readers can identify these forward-looking statements by the use of such verbs as “expects,” “anticipates,” “believes” or similar verbs or conjugations of such verbs. These statements involve a number of risks and uncertainties. Actual results could materially differ from those anticipated by such forward-looking statements. Such differences could be caused by a number of factors or combination of factors including, but not limited to, the factors identified below and those discussed under Item 1A of this Form 10-K, “Risk Factors.” Readers are strongly encouraged to consider these factors and the following factors when evaluating any forward-looking statements concerning the Company:

•	fluctuations in the market price for the Company’s common stock;

•	KCS’ dividend policy and restrictions on its ability to pay dividends on its common stock;

•	KCS’ high degree of leverage;

•	The Company’s potential need for and ability to obtain additional financing;

•	KCS’ ability to successfully implement its business strategy, including the strategy to convert customers from using trucking services to rail transportation services;

•	the impact of competition, including competition from other rail carriers and trucking companies in the United States and Mexico;

•	United States, Mexican and global economic, political and social conditions;

•	The effects of the North American Free Trade Agreement, or NAFTA, on the level of trade among the United States, Mexico and Canada;

•	uncertainties regarding the litigation KCS faces and any future claims and litigation;

•	the effects of employee training, technological improvements and capital expenditures on labor productivity, operating efficiencies and service reliability;

•	changes in legal or regulatory requirements in the United States, Mexico or Canada;

•	KCS’ ability to generate sufficient cash to pay principal and interest on its debt, meet its obligations and fund its other liquidity needs;

•	the effects of adverse general economic conditions affecting customer demand and the industries and geographic areas that produce and consume the commodities KCS carries;

•	material adverse changes in economic and industry conditions, both within the United States and Mexico and globally;

•	natural events such as severe weather, fire, floods, hurricanes, earthquakes or other disruptions of the Company’s operating systems, structures and equipment or the ability of customers to produce or deliver their products;

•	changes in fuel prices;

•	KCS’ ability to attract and retain qualified management personnel;

•	changes in labor costs and labor difficulties, including work stoppages affecting either operations or customers” abilities to deliver goods for shipment;

•	the outcome of claims and litigation, including those related to environmental contamination, personal injuries, and occupational illnesses arising from hearing loss, repetitive motion and exposure to asbestos and diesel fumes;

•	acts of terrorism or risk of terrorist activities;

•	war or risk of war;

•	political and economic conditions in Mexico; and the level of trade between the United States and Mexico;

•	legislative, regulatory, or legal developments involving taxation, including enactment of new foreign, federal or state income or other tax rates, revisions of controlling authority, and the outcome of tax claims and litigation.

Forward-looking statements speak only as of the date on which they are made. The Company will not update any forward-looking statements to reflect future events, developments, or other information. If KCS does update one or more forward-looking statements, no inference should be drawn that additional updates will be made regarding that statement or any other forward-looking statements.

Item 7A.	Quantitative and Qualitative Disclosures Concerning Market Risk

KCS utilizes various financial instruments that have certain inherent market risks, but these instruments have not been entered into for trading purposes. The following information, together with information included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 12 to the Consolidated Financial Statements in Item 8 of this Form 10-K, describe the key aspects of certain financial instruments that have market risk to KCS.

Interest Rate Sensitivity.  Floating-rate indebtedness totaled $381.6 million and $440.9 million at December 31, 2006 and 2005, respectively. Two credit agreements, each comprised of a revolving credit facility and a term loan facility, contain variable rate debt which accrues interest based on target interest indexes (London Interbank Offered Rate — “LIBOR” or an alternative base rate) plus an applicable spread, as set forth in each credit agreement. Given the balance of $381.6 million of variable rate debt at December 31, 2006, KCS is sensitive to fluctuations in interest rates. For example, a hypothetical 100 basis points increase in each of the respective target interest indexes would result in additional interest expense of $3.8 million on an annualized basis for the floating-rate instruments issued by the Company as of December 31, 2006.

Based upon the borrowing rates available to KCS and its subsidiaries for indebtedness with similar terms and average maturities, the fair value of the long-term debt was approximately $1,814.1 million at December 31, 2006, and $1,938.6 million at December 31, 2005.

Commodity Price Sensitivity.  As described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other — Derivative Instruments” of this Form 10-K, KCS periodically participates in diesel fuel purchase commitment and swap transactions. At December 31, 2006, KCS was party to fuel swap agreements for 1.3 million gallons. Subsequent to December 31, 2006, KCS entered into fuel swap agreements for another 1.3 million gallons. The Company also holds fuel inventories for use in operations. These inventories are not material to KCS’ overall financial position. With the exception of the fuel currently hedged under fuel swap transactions for 2007, fuel costs are expected to mirror market conditions in 2007. KCS also cushions the impact of increased fuel costs through fuel surcharge revenues from customers. Assuming annual consumption of 145 million gallons, a $0.10 change in the price per gallon of fuel would cause a $14.5 million change in operating expenses.

Foreign Exchange Sensitivity.  KCSM uses the dollar as its functional currency. Earnings from KCSM included in the Company’s results of operations reflect revaluation gains and losses that KCSM records in the process of translating certain transactions from pesos to dollars. Therefore, the Company has exposure to fluctuations in the value of the peso. While not currently utilizing foreign currency instruments to hedge KCS’

dollar investment in KCSM, existing alternatives are evaluated as market conditions and exchange rates fluctuate. For example, a hypothetical 10% increase in the US dollar to the Mexican peso exchange rate on net monetary assets of Ps.1,652.6 million would result in a translation loss of approximately $13.9 million and a 10% decrease in the exchange rate would result in a translation gain of approximately $17.0 million.

Inflation.  U.S. generally accepted accounting principles require the use of historical cost, which does not reflect the effects of inflation on the replacement cost of property. Due to the capital intensive nature of KCS’ business, the replacement cost of these assets would be substantially greater than the amounts reported under the historical cost basis.

Item 8.	Financial Statements and Supplementary Data

All schedules are omitted because they are not applicable, are insignificant or the required information is shown in the consolidated financial statements or notes thereto. The consolidated financial statements of Grupo KCSM as of December 31, 2005 (successor) and 2004 (predecessor) for the nine months ended December 31, 2005 (successor), the three months ended March 31, 2005 (predecessor) and the year ended December 31, 2004 (predecessor) are incorporated by reference into this annual report.

Introductory Comments

The following Consolidated Financial Statements have been prepared by Kansas City Southern, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Beginning with the year ended December 31, 2005, these financial statements include the results of operations and cash flows of Mexrail and Grupo KCSM, which were consolidated on January 1, 2005, and April 1, 2005, respectively, as a result of the acquisition of a controlling interest in each entity as of these respective dates. Results for the years ended December 31, 2006 and 2005 are not indicative of the expected results for future periods.

Management’s Report on Internal Control over Financial Reporting

The management of Kansas City Southern is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). KCS’ internal control over financial reporting was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (commonly referred to as the COSO framework). Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006, based on the criteria outlined in the COSO framework.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report, which immediately follows this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Kansas City Southern:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Kansas City Southern and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in “Internal Control — Integrated Framework” issued by COSO. Also, in our opinion, Kansas City Southern maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in “Internal Control — Integrated Framework” issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 26, 2007 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Kansas City, Missouri
February 26, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Kansas City Southern:

We have audited the accompanying consolidated balance sheets of Kansas City Southern and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Grupo Transportación Ferroviaria Mexicana, S.A. de C.V. (Grupo TFM and currently known as Grupo KCSM), a 46.6% owned investee company for the year ended December 31, 2004. The Company’s equity in loss of Grupo TFM was $2.4 million for the year ended December 31, 2004. The financial statements of Grupo TFM for the year ended December 31, 2004 were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Grupo TFM for the year ended December 31, 2004, is based solely on the report of other auditors.

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

In our opinion, based on our audits, and the report of other auditors for 2004, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kansas City Southern and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123R, “Share Based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Kansas City Southern and subsidiaries internal control over financial reporting as of December 31, 2006, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Kansas City, Missouri
February 26, 2007

Kansas City Southern

Consolidated Statements of Income
Years ended December 31

	2006	2005	2004
	In millions, except share
	and per share amounts

Revenues	$1,659.7	$1,352.0	$639.5

Operating expenses:
Compensation and benefits	387.7	340.4	213.0
Depreciation and amortization	155.0	127.7	53.5
Purchased services	215.2	195.1	62.3
Casualties and insurance	53.4	103.4	42.4
Fuel	253.6	206.9	66.4
Equipment costs	179.7	149.8	50.4
KCSM employees’ statutory profit sharing	5.9	41.1	—
Other	104.9	125.3	68.0

Total operating expenses	1,355.4	1,289.7	556.0

Operating income	304.3	62.3	83.5
Equity in net earnings (losses) of unconsolidated affiliates	7.3	2.9	(4.5)
Interest expense	(167.2)	(133.5)	(44.4)
Debt retirement costs	(4.8)	(4.4)	(4.2)
Foreign exchange gain (loss)	(3.7)	3.5	—
VAT/Put settlement gain, net	—	131.9	—
Other income, net	18.7	13.3	17.6

Income before income taxes and minority interest	154.6	76.0	48.0
Income tax expense (benefit)	45.4	(7.1)	23.6

Income before minority interest	109.2	83.1	24.4
Minority interest	0.3	(17.8)	—

Net income	108.9	100.9	24.4
Preferred stock dividends	19.5	9.5	8.7

Net income available to common shareholders	$89.4	$91.4	$15.7

Earnings per share:
Basic earnings per share	$1.20	$1.21	$0.25

Diluted earnings per share	$1.08	$1.10	$0.25

Average shares outstanding (in thousands):
Basic	74,593	75,527	62,715
Potential dilutive common shares	17,793	17,220	1,268

Diluted	92,386	92,747	63,983

See accompanying notes to consolidated financial statements.

Kansas City Southern

Consolidated Balance Sheets
December 31

	2006	2005
	In millions, except share amounts

ASSETS
Current assets:
Cash and cash equivalents	$79.0	$31.1
Accounts receivable, net (Note 2)	334.3	315.7
Restricted funds (Note 2)	26.5	—
Inventories	72.5	73.9
Other current assets (Note 5)	93.7	46.1

Total current assets	606.0	466.8
Investments (Note 3)	64.9	60.3
Property and equipment, net (Note 5)	2,452.2	2,298.3
Concession assets, net (Note 5)	1,303.3	1,360.4
Deferred tax asset (Note 7)	128.7	152.2
Other assets	82.2	85.6

Total assets	$4,637.3	$4,423.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debt due within one year (Note 6)	$41.9	$38.0
Accounts and wages payable	189.9	124.3
Current liability related to Grupo KCSM acquisition (Note 6)	50.9	78.3
Accrued liabilities (Note 5)	354.7	333.1

Total current liabilities	637.4	573.7

Other liabilities
Long-term debt (Note 6)	1,631.8	1,663.9
Long-term liability related to Grupo KCSM acquisition (Note 6)	32.4	80.4
Deferred income taxes (Note 7)	417.3	409.2
Other noncurrent liabilities and deferred credits	235.7	270.2

Total other liabilities	2,317.2	2,423.7

Minority interest	100.3	—
Commitments and contingencies (Note 11)	—	—

Stockholders’ equity (Notes 2,8):
$25 par, 4% noncumulative, preferred stock, 840,000 shares authorized, 649,736 shares issued, 242,170 shares outstanding	6.1	6.1
Series C — redeemable cumulative convertible perpetual preferred stock, $1 par, 4.25%, 400,000 shares authorized, issued and outstanding	0.4	0.4
Series D — cumulative convertible perpetual preferred stock, $1 par, 5.125%, 210,000 shares authorized, issued and outstanding	0.2	0.2
$.01 par, common stock, 400,000,000 shares authorized; 92,863,585 and 91,369,116 shares issued at December 31, 2006 and 2005, respectively; 75,920,333 and 73,412,081 shares outstanding at December 31, 2006 and 2005, respectively	0.7	0.7
Paid in capital	523.0	473.1
Retained earnings	1,050.7	946.1
Accumulated other comprehensive income (loss)	1.3	(0.4)

Total stockholders’ equity	1,582.4	1,426.2

Total liabilities and stockholders’ equity	$4,637.3	$4,423.6

See accompanying notes to consolidated financial statements.

Kansas City Southern

Consolidated Statements of Cash Flows
Years ended December 31

	2006	2005	2004
	In millions

Operating activities:
Net income	$108.9	$100.9	$24.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	155.0	127.7	53.5
Deferred income taxes	41.0	(17.3)	35.9
KCSM employees’ statutory profit sharing	5.9	41.1	—
Equity in undistributed losses (earnings) of unconsolidated affiliates	(7.3)	(2.9)	4.5
VAT/Put settlement gain	—	(131.9)	—
Minority interest	0.3	(17.8)	—
Distributions from unconsolidated affiliates	4.5	8.3	8.8
Loss (gain) on sale of assets	(7.8)	1.0	(3.8)
Changes in working capital items:
Accounts receivable	(18.6)	5.8	(25.0)
Inventories	0.4	(0.8)	(11.4)
Other current assets	(50.9)	15.7	(2.2)
Accounts payable and accrued liabilities	44.6	25.2	39.9
Other, net	(8.5)	23.8	18.1

Net cash provided by operating activities	267.5	178.8	142.7

Investing activities:
Capital expenditures	(241.8)	(275.7)	(117.2)
Proceeds from disposal of property	30.0	6.3	4.9
Contribution from NS for MSLLC (net of change in restricted contribution)	76.5	—	—
Property investments in MSLLC	(37.8)	—	—
Investments in and loans to affiliates	(1.1)	(10.5)	(55.0)
Proceeds from sales of investments, net	8.2	(8.0)	0.5
Acquisition costs	—	(10.1)	(9.5)
Cash of Mexrail at date of acquisition	—	3.0	—
Cash of KCSM at date of acquisition	—	5.5	—
Change in other restricted cash	—	—	(200.0)
Other, net	—	—	(0.5)

Net cash used for investing activities	(166.0)	(289.5)	(376.8)

Financing activities:
Proceeds from issuance of long-term debt	616.3	644.7	250.0
Repayment of long-term debt	(658.5)	(521.5)	(107.6)
Net proceeds from issuance of preferred stock	—	203.9	—
Debt issuance costs	(15.9)	(16.5)	(3.8)
Proceeds from stock plans	8.6	1.7	7.4
Repurchase of common stock	—	(200.4)	—
Excess tax benefit realized from options exercised	0.2	—	—
Dividends paid	(4.3)	(8.7)	(8.7)

Net cash provided by (used for) financing activities	(53.6)	103.2	137.3

Cash and cash equivalents:
Net increase (decrease) during each year	47.9	(7.5)	(96.8)
At beginning of year	31.1	38.6	135.4

At end of year	$79.0	$31.1	$38.6

Supplemental cash flow information:
Cash payments (refunds):
Interest	$163.5	$132.8	$42.1
Income tax refunds (net of payments)	(0.4)	(1.6)	(21.2)

See accompanying notes to consolidated financial statements.

Kansas City Southern

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

		$1 Par Cumulative					Accumulated
	$25 Par	Preferred Stock		$.01 par			Other
	Preferred	Series C	Series D	Common	Paid in	Retained	Comprehensive
	Stock	4.25%	5.125%	Stock	Capital	Earnings	Income (Loss)	Total
	(In millions)

Balance at December 31, 2003	$6.1	$0.4	$—	$0.6	$110.9	$838.2	$(0.5)	$955.7

Comprehensive income:
Net income						24.4		24.4
Fair value change of cash flow hedges							0.2	0.2
Amortization of interest rate swap loss							0.5	0.5

Comprehensive income	—	—	—	—	—	24.4	0.7	25.1
Dividends on $25 par preferred stock ($1.00/share)						(0.2)		(0.2)
Dividends on series C cumulative preferred stock ($21.25/share)						(8.5)		(8.5)
Options exercised and stock subscribed					42.0			42.0
Stock plan shares issued from treasury					2.4			2.4

Balance at December 31, 2004	6.1	0.4	—	0.6	155.3	853.9	0.2	1,016.5

Comprehensive income:
Net income						100.9		100.9
Fair value change of cash flow hedges							(1.1)	(1.1)
Amortization of interest rate swap loss							0.5	0.5

Comprehensive income	—	—	—	—	—	100.9	(0.6)	100.3
Dividends on $25 par preferred stock ($1.00/share)						(0.2)		(0.2)
Dividends on series C cumulative preferred stock ($21.25/share)						(8.5)		(8.5)
Options exercised and stock subscribed					8.3			8.3
Stock plan shares issued from treasury					2.3			2.3
Share-based compensation					1.5			1.5
Stock issued in acquisition of Grupo KCSM				0.2	304.2			304.4
Issuance of series D cumulative preferred stock			0.2		201.8			202.0
Repurchase of $.01 par common stock				(0.1)	(200.3)			(200.4)

Balance at December 31, 2005	6.1	0.4	0.2	0.7	473.1	946.1	(0.4)	1,426.2

Comprehensive income:
Net income						108.9		108.9
Amortization of interest rate swaps							0.4	0.4

Comprehensive income	—	—	—	—	—	108.9	0.4	109.3
Dividends on $25 par preferred stock ($1.00/share)						(0.2)		(0.2)
Dividends on series C cumulative preferred stock ($5.31/share)						(2.1)		(2.1)
Dividends on series D cumulative preferred stock ($9.40/share)						(2.0)		(2.0)
Stock issued for repayment of debt					35.0			35.0
Options exercised and stock subscribed					8.6			8.6
Tax benefit of share-based compensation					2.0			2.0
Share-based compensation					4.3			4.3
Adjustment to adopt FASB Statement No. 158, net of tax of $.8 million							1.3	1.3

Balance at December 31, 2006	$6.1	$0.4	$0.2	$0.7	$523.0	$1,050.7	$1.3	$1,582.4

See accompanying notes to consolidated financial statements.

Kansas City Southern

Notes to Consolidated Financial Statements

Note 1.	Description of the Business

Kansas City Southern (“KCS” or the “Company”), a Delaware corporation, was initially organized in 1962 as Kansas City Southern Industries, Inc. In 2002, the Company formally changed its name to Kansas City Southern. KCS is a holding company with principal operations in rail transportation.

Until the second quarter of 2005, KCS operated under one reportable business segment in the rail transportation industry. Beginning in the second quarter of 2005, with the acquisition of a controlling interest in Grupo KCSM, KCS began operating under two reportable business segments, which are defined geographically as United States (U.S.) and Mexico. In both the U.S. and the Mexico segments, the Company generates revenues and cash flows by providing its customers with freight delivery services both within its regions, and throughout North America through connections with other Class I rail carriers. KCS’ customers conduct business in a number of different industries, including electric-generating utilities, chemical and petroleum products, paper and forest products, agriculture and mineral products, automotive products and intermodal transportation.

KCS’ principal geographic business segments include the following:

U.S. Segment.

•	The Kansas City Southern Railway Company (“KCSR”), a wholly-owned consolidated subsidiary;

•	Mexrail, Inc. (“Mexrail”), a wholly-owned consolidated subsidiary; which wholly owns The Texas Mexican Railway Company (“Tex-Mex”);

•	Meridian Speedway, LLC (“MSLLC”), a ninety percent owned consolidated affiliate.

•	Combined with equity investments in:

•	Southern Capital Corporation, LLC (“Southern Capital”), a fifty percent owned unconsolidated affiliate that owns and leases locomotives and other rail equipment;

•	Panama Canal Railway Company (“PCRC”), a fifty percent owned unconsolidated affiliate which owns all of the common stock of Panarail Tourism Company (“Panarail”).

Mexico Segment.

•	Grupo KCSM, S.A. de C.V. (“Grupo KCSM”), a wholly-owned subsidiary, formerly known as Grupo Transportación Ferroviaria Mexicana, S.A. de C.V., is KCS’ Mexican holding company which owns all but one share of Kansas City Southern de México, S. de R.L. de C.V. (“KCSM”).

•	KCSM which is the principal operating subsidiary of Grupo KCSM operates under the rights granted by the Concession acquired from the Mexican government in 1997 (“the Concession”) as described below.

•	Arrendadora KCSM, S.A. de C.V. (“Arrendadora”), is wholly-owned by Grupo KCSM and KCSM and has as its only operation, the leasing to KCSM of the locomotives and freight cars acquired through the privatization and subsequently sold to Arrendadora by KCSM.

•	Ferrocarril y Terminal del Valle de México, S.A. de C.V. (“FTVM”), a twenty five percent owned unconsolidated affiliate that provides railroad services as well as ancillary services in the greater Mexico City area.

KCS completed its acquisition of control of Grupo KCSM on April 1, 2005, and Grupo KCSM became a consolidated subsidiary of KCS. On September 12, 2005, the Company and its subsidiaries, Grupo KCSM and KCSM, along with the Mexican holding company Grupo TMM, S.A. (“TMM”), entered into a settlement

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

agreement with the Mexican government resolving the controversies and disputes between the companies and the Mexican government concerning the payment of a VAT refund to KCSM and the purchase of the remaining shares of KCSM owned by the Mexican government. As a result of this settlement, KCS wholly owns Grupo KCSM and KCSM. Grupo KCSM and KCSM constituted 53% of consolidated assets at December 31, 2006 and 47% of 2006 consolidated revenues.

The KCSM Concession.  KCSM holds a Concession from the Mexican government until June 2047 (exclusive through 2027, subject to certain trackage rights) which is renewable under certain conditions for additional periods of up to 50 years. The Concession is to provide freight transportation services over rail lines which are a primary commercial corridor of the Mexican railroad system. These lines include the shortest, most direct rail passageway between Mexico City and Laredo, Texas and serve most of Mexico’s principal industrial cities and three of its major shipping ports. KCSM has the right to use, but does not own, all track and buildings that are necessary for the rail lines’ operation. The Company is obligated to maintain the right of way, track structure, buildings and related maintenance facilities to the operational standards specified in the concession agreement and to return the assets in that condition at the end of the Concession period. KCSM is required to pay the Mexican government a concession duty equal to 0.5% of gross revenues during the first 15 years of the concession period and 1.25% of such revenues during the remainder of the period.

Under the Concession and Mexican law, the Company may freely set rates unless the Mexican government determines that there is no effective competition in Mexico’s rail industry. KCSM is required to provide railroad services to all users on a fair and non-discriminatory basis and in accordance with efficiency and safety standards approved periodically by the Mexican government. In the event that rates charged are higher than the registered rates, KCSM must reimburse customers with interest, and risk the revocation of the Concession.

Mexican railroad services law and regulations and the Concession establish several circumstances under which the Concession will terminate: revocation by the Mexican government, statutory appropriation, or KCSM’s voluntary surrender of its rights or liquidation or bankruptcy. The Concession requires the undertaking of capital projects, including those described in a business plan filed every five years with the Mexican government. KCSM filed its second business plan with the Mexican government in 2003 in which KCSM committed to certain minimal investment and capital improvement goals, which may be waived by the Mexican government upon application for relief for good cause. Mexico may also revoke KCSM’s exclusivity after 2017 if it determines that there is insufficient competition.

In the event that the Concession is revoked by the Mexican government, KCSM will receive no compensation. Rail lines and all other fixtures covered by the Concession, as well as all improvements, will revert to the Mexican government. All other property not covered by the Concession, including all locomotives and railcars otherwise acquired, will remain KCSM’s property. The Mexican government will have the right to cause the Company to lease all service-related assets to it for a term of at least one year, automatically renewable for additional one-year terms up to five years. The Mexican government must exercise this right within four months after revocation of the Concession. The Mexican government may also temporarily seize the rail lines and assets used in operating the rail lines in the event of a natural disaster, war, significant public disturbances, or imminent danger to the domestic peace or economy for the duration of any of the foregoing events. Further, Mexican law requires that the Mexican government pay KCSM compensation equal to damages caused and losses suffered if it effects a statutory appropriation for reasons of the public interest. These payments may not be sufficient to compensate the Company for its losses and may not be timely made.

Employees and Labor Relations.  Labor relations in the U.S. railroad industry are subject to extensive governmental regulation under the Railway Labor Act (“RLA”). Under the RLA, national labor agreements are renegotiated when they become open for modification, but their terms remain in effect until new agreements are reached. Typically, neither management nor labor employees are permitted to take economic

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

action until extended procedures are exhausted. Various collective bargaining agreements cover approximately 81% of KCSR employees.

Under the negotiating process for new collective bargaining agreements which began on November 1, 1999, all U.S. unions reached new labor agreements with KCSR in 2005. Wages, health and welfare benefits, work rules and other issues have been negotiated on an industry-wide scale. Previously, these negotiations, which can take place over significant periods of time, have not resulted in any extended work interruptions. The existing agreements will remain in effect until new agreements are reached or the RLA’s procedures are exhausted. Until new agreements are reached, the current agreements provide for periodic wage adjustments.

A labor agreement covering approximately 75% of KCSM’s total employees was renewed in 2005 and is effective through July 2007. The compensation terms of the labor agreement are subject to renegotiation on an annual basis and all other terms are renegotiated every two years. These negotiations have not resulted in any strikes, boycotts or other material disruptions at KCSM.

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

The equity method of accounting is used for all entities in which the Company or its subsidiaries have significant influence, but not more than fifty percent voting interest; and the cost method of accounting is generally used for investments of less than twenty percent voting interest. The company evaluates less than majority owned investments for consolidation pursuant to FASB Interpretation No. 46 (Revised 2003). The Company currently does not have any less than majority owned investments requiring consolidation.

Goodwill and Other Intangible Assets.  Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. As of December 31, 2006 and 2005, the goodwill balance was $10.6 million which is included in other assets in the Consolidated Balance Sheet. In accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”, goodwill and intangible assets with indefinite useful lives are not amortized, but are reviewed at least annually for impairment. An impairment loss would be recognized to the extent that the carrying amount exceeds the assets’ fair value. Intangible assets with estimable useful lives are amortized on a straight-line basis over their respective useful lives. The Company performed its annual impairment test for goodwill as of September 30, 2006 and there was no indication that goodwill was impaired.

Use of Estimates.  The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management reviews its estimates, including those related to the recoverability and useful lives of assets, as well as liabilities for litigation, environmental remediation, casualty claims, and income taxes. Changes in facts and circumstances may result in revised estimates. Actual results could differ from those estimates.

Currency Translation.  For tax purposes, Grupo KCSM and its subsidiaries are required to maintain their books and records in Mexican pesos. For financial reporting purposes, Grupo KCSM and its subsidiaries maintain records in U.S. dollars, which is the functional currency. The dollar is the currency that reflects the economic substance of the underlying events and circumstances relevant to the entity (i.e., historical cost convention). Monetary assets and liabilities denominated in pesos are translated into dollars using current exchange rates. The difference between the exchange rate on the date of the transaction and the exchange rate

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

on the settlement date, or balance sheet date if not settled, is included in the income statement as other income.

Revenue Recognition.  The Company recognizes freight revenue based upon the percentage of completion of a commodity movement as a shipment moves from origin to destination, with the related expense recognized as incurred. Other revenues, in general, are recognized when the product is shipped, as services are performed or contractual obligations fulfilled.

Cash Equivalents.  Short-term liquid investments with an initial maturity of three months or less are classified as cash equivalents.

Accounts Receivable, net.  Accounts receivable are net of an allowance for uncollectible accounts as determined by historical experience and adjusted for economic uncertainties or known trends. Accounts are charged to the allowance when a customer enters bankruptcy, when an account has been transferred to a collection agent or submitted for legal action, or when a customer is significantly past due and all available means of collection have been exhausted. At December 31, 2006 and 2005, the allowance for doubtful accounts was $31.4 million and $24.1 million, respectively. Bad debt expense was $10.8 million and $15.2 million for the year ended December 31, 2006 and 2005, respectively.

Restricted Funds — JSIB Consulting.  In connection with KCS’ acquisition of the controlling interest in Grupo KCSM, KCS entered into a consulting agreement with José F. Serrano International Business, S.A. de C.V. (“JSIB”), a consulting company controlled by Jose Serrano, Chairman of the Board of TMM, which became effective April 1, 2005. Under this agreement, JSIB will provide consulting services to KCS in connection with its Mexico business for a period of three years. As consideration for these services, JSIB receives an annual fee of $3.0 million. The consulting agreement required KCS to deposit the total amount of annual fees payable under the agreement ($9.0 million) in cash to be held and released in accordance with the consulting agreement. On January 12, 2006, the first $3.0 million annual fee was released from the escrow account. Accordingly the balance in restricted funds was $6.0 million on December 31, 2006, of which $3.0 million was included in current assets and $3.0 million was included in other assets. JSIB directs the investment of the escrow fund and all gains and losses in the fund accrue to JSIB’s benefit.

Restricted Funds — MSLLC.  On December 1, 2005, KCS and KCSR entered into a transaction agreement with Norfolk Southern Corporation (“NS”) and its wholly-owned subsidiary, The Alabama Great Southern Railroad Company (“AGS”), providing for the formation of a limited liability company between the parties relating to the ownership and improvement of the KCSR rail line between Meridian, Mississippi and Shreveport, Louisiana, which is the portion of the KCSR rail line between Dallas, Texas and Meridian known as the “Meridian Speedway”.

In connection with the formation of MSLLC, NS, through AGS, contributed $100.0 million to MSLLC, representing the initial NS investment in the joint venture. MSLLC commenced operations on May 1, 2006. NS’ initial investment, $76.5 million was distributed to KCS as reimbursement for capital expenditures incurred and paid by KCS for MSLLC during 2006. KCS has classified the remaining balance of $23.5 million, as funds restricted for payment of MSLLC capital assets at December 31, 2006. Substantially all of these funds will be used for capital improvements on the Meridian Speedway. NS has a binding commitment to fund additional cash contributions of $200 million, subject to the terms of the agreement, reflecting an ultimate ownership of 30% in MSLLC, once funded.

Inventories.  Inventories consisting of diesel fuel, items to be used in the maintenance of rolling stock and items to be used in the maintenance or construction of road property, are valued at the lower of average cost or market.

Derivative Instruments.  Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, requires that derivatives be recorded on the balance

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

sheet as either assets or liabilities measured at fair value. Changes in the fair value of derivatives are recorded either through current earnings or as other comprehensive income, depending on hedge designation. Gains and losses on derivative instruments classified as cash flow hedges are reported in other comprehensive income and are reclassified into earnings in the periods in which earnings are impacted by the variability of the cash flow of the hedged item. The ineffective portion of all hedge transactions is recognized in current period earnings.

Properties and Depreciation.  Properties are stated at cost less accumulated depreciation. Additions and renewals, including those on leased assets that increase the life or utility of the asset, are capitalized and all properties are depreciated over the estimated remaining life or lease term of such assets, whichever is shorter. The Company capitalizes certain overhead costs representing the indirect costs associated with construction and improvement projects using the full absorption method. Overhead factors are periodically reviewed and adjusted to reflect current costs. Depreciation for railway operating assets is derived using the group-life method. This method classifies similar assets by equipment or road type and depreciates these assets as a whole. Repairs and maintenance costs are charged to expense as incurred.

The ranges of annual depreciation rates for financial statement purposes are: road and structures — 1% to 4%, rolling stock and equipment — 2% to 14%, computer software — 8% to 14%, and capitalized leases — 3% to 7%.

The cost of transportation equipment and road property normally retired, less salvage value, is charged to accumulated depreciation. The cost of industrial and other property retired, and the cost of transportation property abnormally retired, together with accumulated depreciation thereon, is eliminated from the property accounts and the related gains or losses are reflected in net income. Gains or losses recognized on the sale of non-operating property reflected in other income are not material for the periods presented.

KCSR Depreciation Review.  During the year ended December 31, 2006, KCSR engaged a civil engineering firm with expertise in railway property usage to conduct a study to evaluate depreciation rates for properties and equipment. The study centered on evaluating actual historical replacement patterns to assess future lives and indicated that KCSR was depreciating its property over shorter periods than the assets were actually used, as estimated by the study. The effect of this change in estimate was a $3.0 million decrease in depreciation expense for the year ended December 31, 2006.

KCSM Depreciation Review.  For the year ended December 31, 2005, KCSM adopted the group depreciation method for consistency with KCSR. Accordingly, changes were made to certain historical depreciation rates. During the year ended December 31, 2005, KCSM engaged a civil engineering firm with expertise in railway property usage to conduct an analysis of depreciation rates for properties and equipment. The analysis centered on evaluating actual historical replacement patterns to assess future lives and indicated that KCSM was depreciating its property over shorter periods than actually utilized. As a result, depreciation expense recorded in the fourth quarter of 2005 reflected an adjustment totaling $5.5 million to reduce depreciation expense recorded in the second and third quarters of 2005. Concession rights and related assets are amortized over the shorter of their remaining useful lives as determined by the KCSM depreciation review or the life of the Concession.

Concession Rights and Related Assets.  Costs incurred by the Company to acquire the Concession rights and related assets were capitalized and are amortized over the estimated useful lives of the related assets and rights acquired. Concession replacements and improvements are stated at cost. Major repairs and track rehabilitation are capitalized. Amortization is calculated using the straight-line method based on the estimated useful lives of the respective improvements, or the term of the Concession if shorter.

Computer Software Costs.  Costs incurred in conjunction with the purchase or development of computer software for internal use are capitalized. Costs incurred in the preliminary project stage, as well as training and maintenance costs, are expensed as incurred. Direct and indirect costs associated with the application

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

development stage of internal use software are capitalized until such time that the software is substantially complete and ready for its intended use. Capitalized costs are amortized on a straight-line basis over the useful life of the software.

Long-Lived Assets.  The Company evaluates the recoverability of its properties when there is an indication that an asset value has been impaired. The measurement of possible impairment is based primarily on the ability to recover the carrying value of the asset from expected future operating cash flows related to the assets on an undiscounted basis. There were no assets requiring an impairment adjustment at December 31, 2006.

Fair Value of Financial Instruments.  The Company’s financial instruments include cash and cash equivalents, accounts receivable, lease and contract receivables, accounts payable and long-term debt as described in Note 6.

The financial statement carrying value of the Company’s cash equivalents approximates fair value due to their short-term nature. Carrying value approximates fair value for all financial instruments with six months or less to re-pricing or maturity and for financial instruments with variable interest rates. The Company estimates the fair value of long-term debt based upon borrowing rates available at the reporting date for indebtedness with similar terms and average maturities. Based upon the borrowing rates currently available to the Company and its subsidiaries for indebtedness with similar terms and average maturities, the fair value of long-term debt was $1,814.1 million and $1,938.6 million at December 31, 2006 and 2005, respectively. The financial statement carrying value was $1,757.0 million and $1,860.6 million at December 31, 2006 and 2005, respectively.

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

Casualty Claims.  Casualty claims in excess of self-insurance levels are insured up to certain coverage amounts, depending on the type of claim and year of occurrence. The Company’s casualty liability reserve is based on a study by an independent third party actuarial firm performed on an undiscounted basis. The reserve is based on claims filed and an estimate of claims incurred but not yet reported. While the ultimate amount of claims incurred is dependent on various factors, it is management’s opinion that the recorded liability is a reasonable estimate of aggregate future claims. Adjustments to the liability will be reflected as operating expenses in the period in which the adjustments are known. Legal fees related to casualty claims are recorded in operating expense in the period incurred.

Pension and Other Postretirement Benefits.  The Company provides certain medical, life and other postretirement benefits to certain active employees and retirees. The Company uses third party actuaries to assist in estimating liabilities and expenses for pension and other post retirement benefits. Estimate amounts are based on current and historical information, current information and estimates regarding future events and circumstances. Significant assumptions used in the valuation of pension and other postretirement liabilities include the expected return on plan assets (if funded), discount rate, rate of increase in compensation levels and the health care cost trend rate.

KCSM Employees’ Statutory Profit Sharing.  KCSM is subject to employee statutory profit sharing requirements under Mexican law and calculates profit sharing liability as 10% of KCSM net taxable income, adjusted as prescribed by the Mexican income tax law. In calculating its net taxable income for statutory profit sharing purposes, KCSM previously deducted NOL carryforwards. The application of NOL carryforwards can result in a deferred profit sharing asset for a given period rather than a profit sharing liability. Due to decisions by the Mexican Supreme Court in 2005 declaring that NOLs from previous years may not be deducted, KCSM

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

changed the method of calculating its statutory profit sharing liability. KCSM no longer deducts NOLs from prior years when calculating employee statutory profit sharing. This change required KCSM to write off its deferred tax assets related to statutory profit sharing resulting in a charge to operating expenses of $35.6 million in 2005, after purchase accounting adjustments.

Share-Based Compensation.  Effective January 1, 2006, the Company accounts for all share-based compensation in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R (Revised) “Share-Based Payments” (“SFAS 123R”). Under this method, compensation expense is measured at grant date based on the then fair value of the award and is recognized over the requisite service period in which the award is earned. The Company has elected to adopt SFAS 123R on a modified prospective basis, which requires that all new awards and modified awards after the effective date and any unvested awards at the effective date are recognized as compensation cost ratably over the option vesting period. SFAS 123R requires forfeitures to be estimated at the time of the grant and revised, if necessary, in subsequent periods should actual forfeitures differ from those estimates. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior years have not been restated to reflect, and do not include, the impact of SFAS 123R.

Prior to the adoption of SFAS 123R, the Company accounted for share-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and followed the pro forma disclosure requirements set forth in Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”). Under this method, compensation expense was recognized ratably over the option vesting period if an option exercise price was less than the market price of the stock at the date of grant. KCS’ practice was to set the option exercise price equal to the market price of the stock at the date of grant; therefore, no compensation expense was recognized for financial reporting purposes.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee compensation prior to January 1, 2006:

	2005	2004

Net income (in millions):
As reported	$100.9	$24.4
Additional stock-based compensation expense determined under fair value method, net of income taxes	(0.8)	(1.6)

Pro forma	$100.1	$22.8

Earnings per basic share:
As reported	$1.21	$0.25
Pro forma	1.20	0.22
Earnings per diluted share:
As reported	$1.10	$0.25
Pro forma	1.07	0.22

All shares held in the Employee Stock Ownership Plan (“ESOP”) are treated as outstanding for purposes of computing the Company’s earnings per share. See additional information in Note 9.

The Company issues treasury stock to settle share-based awards. The Company does not intend to repurchase any shares in 2007 to provide shares to issue as share-based awards; however, management continually evaluates the appropriateness of the level of shares outstanding.

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

Income Taxes.  Deferred income tax effects of transactions reported in different periods for financial reporting and income tax return purposes are recorded under the liability method of accounting for income taxes. This method gives consideration to the future tax consequences of the deferred income tax items and immediately recognizes changes in income tax laws upon enactment.

Prior to the acquisition of a controlling interest in Grupo KCSM on April 1, 2005, Grupo KCSM provided deferred income taxes for the difference between the financial reporting and income tax bases of its assets and liabilities. KCS recorded its proportionate share of these income taxes through its equity in Grupo KCSM’s earnings. Since April 1, 2005, Grupo KCSM income taxes are reflected in the consolidated results. Although KCSM has generated book profits, it has incurred tax losses due primarily to the accelerated tax amortization of the concession rights. The Company has recognized a deferred income tax asset for the resulting net operating loss carryforwards. Management anticipates that such net operating loss carryforwards will be realized given the long carryforward period (through the year 2046) for amortization of the Concession, as well as the fact that KCSM expects to generate taxable income in the future. The Company’s tax projections take into consideration certain assumptions, some of which are under its control and others which are not. Key assumptions include inflation rates, currency fluctuations and future revenue growth. If the assumptions are not correct, a valuation allowance would have to be recognized on the deferred tax asset.

Prior to the acquisition of a controlling interest in Grupo KCSM on April 1, 2005, the Company did not provide U.S. federal income taxes for the temporary difference between the financial reporting basis and income tax basis of its investment in Grupo KCSM because Grupo KCSM was a foreign corporate joint venture that was considered permanent in duration, and the Company did not expect the reversal of the temporary difference to occur in the foreseeable future. Following the acquisition of control of Grupo KCSM in 2005, the Company has not provided U.S. federal income taxes on the undistributed earnings of Grupo KCSM since the Company intends to reinvest such earnings indefinitely outside of the United States.

Earnings Per Share.  Basic earnings per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if convertible securities were converted into common stock or stock based awards were exercised or earned. The following reconciles the weighted average shares used for the basic earnings per share computation to the shares used for the diluted earnings per share computation at December 31 (in thousands).

	2006	2005	2004

Basic shares	74,593	75,527	62,715
Additional weighted average shares attributable to convertible securities and stock options:
$9.0 million VAT/Put settlement payment due to JSIB	—	110	—
$47.0 million escrow note	1,667	1,439	—
VAT/Put settlement contingency payment	1,418	918	—
Convertible preferred stock	13,389	13,389	—
Stock options	1,266	1,358	1,268
Nonvested shares	53	6	—

Diluted shares	92,386	92,747	63,983

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

Potentially dilutive shares excluded from the calculation (in thousands):

	2006	2005	2004

Stock options where the exercise price is greater than the average market price of common shares	—	1	361
Convertible preferred stock series C which are anti-dilutive	—	—	13,389
Convertible preferred stock series D which are anti-dilutive	7,000	486	—

The following reconciles net income available to common shareholders for purposes of basic earnings per share to that for purposes of diluted earnings per share (in millions):

	2006	2005	2004

Net income available to common shareholders for purposes of computing basic earnings per share	$89.4	$91.4	$15.7
Effect of dividends on conversion of convertible preferred stock	8.5	8.5	—
Effect of interest expense on conversion of $47.0 million escrow note	1.4	1.1	—
Effect of interest expense on conversion of note payable to TMM for VAT/Put settlement	0.8	0.6	—

Net income available to common shareholders for purposes of computing diluted earnings per share	$100.1	$101.6	$15.7

New Accounting Pronouncements.

FIN 48.  In June 2006, the Financial Accounting Standards Board issued Interpretation 48 “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainties in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.

The provisions of FIN 48 are effective beginning January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The estimated impact of the adoption of FIN 48 is subject to change due to potential changes in interpretation of FIN 48 by the FASB and other regulatory bodies. The Company is still monitoring this standard and evaluating the impact of adopting FIN 48; however, does not anticipate adoption will have a material impact on the Company’s consolidated Financial Statements.

EITF 06-3.  In June 2006, the Financial Accounting Standards Board ratified Emerging Issues Task Force Issue No. 06-3 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation).” This standard allows companies to present in their statements of operations any taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions between a seller and a customer, such as sales, use, value-added and some excise taxes, on either a gross (included in revenues and costs) or a net (excluded from revenues) basis. This standard will be effective for the Company in interim periods and fiscal years beginning after December 15, 2006. The Company presents these transactions on a net basis and intends to continue this presentation in the future, therefore the adoption of this standard will have no impact on its financial statements.

SFAS 158.  In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

Plans — an Amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”), which required the recognition of the overfunded or underfunded status of a defined benefit postretirement plan in the Company’s balance sheet on December 31, 2006. Additionally, the pronouncement eliminates the option for the Company to use a measurement date prior to the Company’s fiscal year end effective December 31, 2008. The Company adopted SFAS 158 effective December 31, 2006, which did not result in a significant impact to the Consolidated Financial Statements.

Note 3.	Investments

Investments, including investments in unconsolidated affiliates, follow (in millions):

	Percentage
	Ownership at	Carrying Value
Company	December 31, 2006	2006	2005

Southern Capital	50%	$29.2	$27.9
PCRC	50%	18.3	18.1
FTVM	25%	13.9	10.9
Other		3.5	3.4

Total		$64.9	$60.3

Southern Capital.

In 1996, the Company and GATX Capital Corporation (“GATX”) completed a transaction for the formation and financing of a joint venture, Southern Capital. Southern Capital’s principal operations are the acquisition of locomotives, rolling stock and other railroad equipment and the leasing thereof. The Company holds a fifty percent interest in Southern Capital, which it accounts for using the equity method of accounting.

KCSR paid Southern Capital $26.5 million, $30.1 million and $32.5 million in 2006, 2005 and 2004, respectively, under operating leases. In connection with the formation of Southern Capital, the Company received cash that exceeded the net book value of assets contributed to the joint venture by $44.1 million. Accordingly, this excess fair value over book value is being recognized as a reduction in lease rental expense over the terms of the leases equal to $2.7 million, $3.6 million and $4.4 million in 2006, 2005 and 2004, respectively. In 2006, 2005 and 2004, the Company received cash dividends of $4.5 million, $8.3 million and $8.8 million, respectively, from Southern Capital.

During 2005 and 2004, Southern Capital recorded gains of $7.7 million and $6.0 million, respectively, related to the sale of locomotives to KCSR, but Southern Capital recorded no such gains in 2006. For purposes of recording its share of Southern Capital earnings, the Company has recorded its share of the gains as a reduction to the cost basis of the equipment acquired. As a result, the Company will recognize its equity in the gains over the remaining depreciable life of the locomotives as a reduction of depreciation expense.

On June 5, 2002, Southern Capital refinanced the outstanding balance of a bridge loan through the issuance of approximately $167.6 million of 5.7% pass through trust certificates and proceeds from the sale of 50 locomotives. Of this amount, $104.0 million was secured by all of the locomotives and rolling stock owned by Southern Capital (other than the 50 locomotives, which were sold, as discussed below) and rental payments payable by KCSR under the operating and financing leases of the equipment owned by Southern Capital. Payments of interest and principal of the pass through trust certificates, which are due semi-annually through 2022, are insured under a financial guarantee insurance policy by MBIA Insurance Corporation (“MBIA”). KCSR leases or subleases all of the equipment securing the pass through certificates.

The remaining amount of pass through trust certificates, approximately $63.6 million, was assigned to General Electric Corporation, the buyer of the 50 locomotives, and is secured by the sold locomotives and

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

rental payments payable by KCSR under the sublease. Southern Capital does not have the option, nor is it obligated to repurchase or redeem the lease receivable or related equipment on or prior to the expiration of the lease agreement entered into with KCSR at the time of the sale. Southern Capital does not guarantee the lease payments of KCSR and has no obligation to make such payments if KCSR should fail to do so. In the event of default by KCSR, MBIA guarantees the outstanding debt and may seize the collateralized assets, or find a third party lessee to continue making the rental payments to satisfy the debt requirements.

Panama Canal Railway Company.

PCRC, a joint venture company owed equally by KCS and Mi-Jack Products, Inc., has the concession from the Republic of Panama to reconstruct and operate the Panama Canal Railway, a 47-mile railroad located adjacent to the Panama Canal that provides international shippers with a railway transportation option to complement the Panama Canal. The Panama Canal Railway is a north-south railroad traversing the Panama isthmus between the Pacific and Atlantic Oceans. Panarail operates and promotes commuter and tourist passenger service over the Panama Canal Railway.

The Company has invested $31.5 million ($12.9 million of equity and $18.6 million of subordinated loans) toward the reconstruction and operations of the Panama Canal Railway as of December 31, 2006. The loans carry a 10% interest rate and are payable on demand, subject to certain restrictions.

PCRC completed the financing for the reconstruction project with the International Finance Corporation (“IFC”), a member of the World Bank Group. Under the terms of the loan agreement with IFC, the Company is a guarantor for up to $4.4 million of the associated debt. Also if PCRC terminates the concession contract without the IFC’s consent, the Company is a guarantor for up to half of the outstanding senior loans. The Company is also a guarantor for up to $0.5 million of the equipment loans and capital leases, and has issued two irrevocable letters of credit totaling approximately $2.0 million to fulfill the Company’s fifty percent guarantee of approximately $4.0 million equipment loan.

Ferrocarril y Terminal del Valle de México, S.A. de C.V. (Mexico Valley Railway and Terminal or “FTVM”).

FTVM provides railroad services as well as ancillary services, including those related to interconnection, switching and haulage services in the greater Mexico City area. KCSM holds 25% of the share capital of FTVM. The other shareholders of FTVM, each holding a 25% interest, are Ferrocarril Mexicano, S.A. de C.V. (“Ferromex”), Ferrocarril del Sureste, S.A. de C.V. (“Ferrosur”) and the Mexican government.

Pursuant to the concession, KCSM is required to grant rights to use portions of its track to Ferromex, Ferrosur and FTVM, and these companies are required to grant KCSM the rights to use portions of their tracks.

Financial Information.

Financial information of unconsolidated affiliates that the Company accounted for under the equity method is presented below (in millions). Amounts, including those for Grupo KCSM, are presented under U.S. GAAP. Certain prior year amounts have been reclassified to reflect amounts from applicable audited financial statements.

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

	As of and for the Year ended
	December 31, 2006
		Southern
	FTVM	Capital	PCRC

Investment in unconsolidated affiliates	$13.9	$29.2	$18.3
Equity in net assets of unconsolidated affiliates	12.6	29.2	(0.3)
Financial condition:
Current assets	$46.4	$2.4	$5.4
Other assets	33.9	87.1	78.7

Assets	$80.3	$89.5	$84.1

Current liabilities	$13.5	$—	$14.6
Long-term liabilities	16.5	31.1	70.0
Equity of stockholders and partners	50.3	58.4	(0.5)

Liabilities and equity	$80.3	$89.5	$84.1

Operating results:
Revenues	$60.5	$18.1	$19.0
Expenses	45.7	7.4	20.9

Net income (loss)	$14.8	$10.7	$(1.9)

	As of and for the
	Nine Months	As of and for the
	Ended	Year Ended
	December 31, 2005	December 31, 2005
		Southern
	FTVM	Capital	PCRC

Investment in unconsolidated affiliates	$10.9	$27.9	$18.1
Equity in net assets of unconsolidated affiliates	9.6	27.9	0.6
Financial condition:
Current assets	$35.4	$5.2	$5.2
Other assets	28.1	92.8	81.5

Assets	$63.5	$98.0	$86.7

Current liabilities	$9.3	$1.0	$13.9
Long-term liabilities	15.8	41.2	71.5
Equity of stockholders and partners	38.4	55.8	1.3

Liabilities and equity	$63.5	$98.0	$86.7

Operating results:
Revenues	$55.3	$27.4	$17.5
Expenses	45.9	14.3	21.0

Net income (loss)	$9.4	$13.1	$(3.5)

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

	As of and for the Year Ended
	December 31, 2004
		Grupo	Southern
	Mexrail	KCSM	Capital	PCRC

Investment in unconsolidated affiliates	$30.0	$389.6	$29.1	$13.4
Equity in net assets of unconsolidated affiliates	27.1	375.0	29.1	2.4
Financial condition:
Current assets	$29.8	$252.7	$2.3	$4.2
Other assets	71.2	1,982.3	113.5	83.4

Assets	$101.0	$2,235.0	$115.8	$87.6

Current liabilities	47.3	211.5	1.2	10.7
Long-term liabilities	0.7	865.4	56.5	72.2
Minority interest	—	353.3	—	—
Equity of stockholders and partners	53.0	804.8	58.1	4.7

Liabilities and equity	$101.0	$2,235.0	$115.8	$87.6

Operating results:
Revenues	$66.5	$701.8	$29.0	$10.1
Expenses	74.4	710.1	17.2	14.3

Net income (loss)	$(7.9)	$(8.3)	$11.8	$(4.2)

KCSM purchased all of the shares of Mexrail from TMM and KCS on March 27, 2002. Accordingly for the period from January 1, 2004, through July 31, 2004, the results of Mexrail are consolidated into the results of Grupo KCSM.

Note 4.	Acquisitions

In accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations”, the Company allocates the purchase price of its acquisitions to the tangible and intangible assets and liabilities of the acquired entity based on their fair values. The excess of the purchase price over the fair value is recorded as goodwill. The fair values assigned to assets acquired and liabilities are based on valuations prepared by independent third party appraisal firms, published market prices and management estimates.

Acquisition of Controlling Interest in Grupo KCSM.

April 1, 2005 — Acquisition Agreement.  In furtherance of the Company’s strategy for expansion into Mexico, on December 15, 2004, the Company entered into the Amended and Restated Acquisition Agreement (the “Acquisition Agreement”) with TMM and other parties under which KCS would acquire control of KCSM through the purchase of shares of common stock of Grupo KCSM. At the time, Grupo KCSM held an 80% interest in KCSM and all of the shares of stock with full voting rights of KCSM. The remaining 20% economic interest in KCSM was owned by the Mexican government in the form of shares with limited voting rights.

Under the terms of the Acquisition Agreement, KCS acquired all of TMM’s 48.5% effective interest in Grupo KCSM on April 1, 2005, in exchange for $200.0 million in cash, 18 million shares of KCS common stock, and two-year promissory notes in the aggregate amount of $47.0 million (the “Escrow Notes”), as well as $27.5 million in transaction costs for a total purchase price of $594.4 million. The $47.0 million Escrow Notes are subject to reduction pursuant to the indemnification provisions of the Acquisition Agreement for

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

certain potential losses related to incorrect representations and warranties, or breaches of covenants in the Acquisition Agreement or claims relating thereto, or under other conditions specified in the Indemnity Escrow Agreement.

In exchange for the purchase price of $594.4 million, KCS acquired 48.5% of Grupo KCSM (or 38.8% of KCSM). On a preliminary basis, the excess of purchase price over the historical book value of the assets resulted in a net increase in the basis of the assets of $199.6 million. As a result of the ongoing valuation of certain assets and liabilities, during the fourth quarter of 2005, Grupo KCSM and KCSM recognized changes to the preliminary allocation of purchase price, which was pushed down by KCS. In addition, the KCS purchase price was increased $4.4 million, relating primarily to an increase in the estimates for severance and relocation costs.

In connection with the evaluation of the fair values of the assets and liabilities of Grupo KCSM, certain assets were identified as having little or no value to KCS as the acquiring company. Because KCS acquired only 48.5% of Grupo KCSM (or 38.8% of KCSM) in this transaction, the allocation of the excess purchase price over book value of net assets was limited to the acquired percentage. Accordingly, a reduction in the assets of Grupo KCSM was limited to the acquired percentage and any residual was charged to expense. Grupo KCSM operating expenses for the year ended December 31, 2005 included $39.5 million relating to decreases in the basis of certain assets, the most significant of which was the write off of a deferred employee profit sharing asset of $35.6 million as a result of legal rulings in Mexico.

September 12, 2005, Completion of VAT/Put Settlement.  On September 12, 2005, the Company and its subsidiaries, KCSM and Grupo KCSM, along with TMM, entered into a settlement agreement with the Mexican government, resolving the controversies and disputes between the companies and the Mexican government concerning the payment of a value added tax (“VAT”) refund to KCSM and the obligation (“Put”) to purchase the remaining shares of KCSM owned by the Mexican government (the “VAT/Put Settlement”). As a result of the VAT/Put Settlement, KCS and its subsidiaries own 100% of Grupo KCSM and KCSM; the potential obligation of KCS, Grupo KCSM and TMM to acquire the Mexican government’s remaining 20% ownership of KCSM was eliminated; and the legal obligation of the Mexican government to issue the VAT refund to KCSM was satisfied. There was no cash exchanged between the parties to the settlement agreement. In addition, the parties entered into mutual releases of all existing and potential claims relating to the VAT refund and the Put obligation, and entered into an agreement to dismiss all of the existing litigation between the parties.

The VAT/Put Settlement had two separate impacts — first, the resolution of a pre-acquisition contingency related to the April 1, 2005, transaction and second, KCSM’s acquisition of the minority interest held by the Mexican government.

Resolution of Pre-Acquisition Contingencies.

Both the VAT refund claim and the Mexican government’s put rights were pre-acquisition contingencies. Accordingly, the impact of the acquired asset and the resulting liability was reflected as adjustments to the preliminary purchase accounting described above. Because there was no market for Grupo KCSM stock, management assessed the fair value of the government’s shares acquired in the settlement to be properly estimated as the pro rata equivalent of the fair value of Grupo KCSM stock paid to TMM under the Acquisition Agreement. Based on this assessment, the fair value of the Mexican government’s shares was determined to be $305.5 million.

Under the terms of the Acquisition Agreement, KCS acquired TMM’s 51% interest in the VAT refund claim as settled. Accordingly, the preliminary purchase accounting for the Grupo KCSM acquisition was adjusted to reflect as an asset the fair value of the acquisition of TMM’s proportionate share of the VAT refund claim of $155.8 million.

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

In accordance with the Acquisition Agreement, a contingent payment of an additional purchase price of $110.0 million became payable to TMM as a result of the final resolution of the VAT Claim and Put, which was to be settled in three parts: (i) $35.0 million in stock (shares determined based on the VWAP 20 days prior to the final resolution of the VAT Claim and Put, as defined in the Acquisition Agreement); (ii) $35.0 million in cash at time of final resolution of the VAT Claim and Put, as defined in the Acquisition Agreement; and (iii) up to an additional $40.0 million in stock (shares to be determined in accordance with the provisions of the Acquisition Agreement) payable no more than five years from the final closing date (April 1, 2005). The liability was non-interest bearing, therefore it was recorded at its present value based on a 5.0% discount rate, consistent with the stated rate of similar interest bearing notes in the Acquisition Agreement.

The remaining fair value of the Mexican government’s shares obtained in the VAT/Put Settlement, $149.7 million, was attributable to the previously existing 49% KCS interest in Grupo KCSM and was recorded as nonoperating income and was presented net of applicable legal, consulting and other fees of $17.8 million including, $9.0 million payable to JSIB, which became payable on final resolution of the VAT Claim and Put. The VAT/Put settlement gain was not taxable in Mexico. The Company believes, based upon opinions of outside legal counsel and other factors, that the VAT/Put Settlement should not be taxable to KCS for U.S. income tax purposes. Such position has not been examined by the taxing authority and it is possible that this position could be challenged. The amount of such tax would be material; however the Company believes that it would have the right to indemnification under the terms of the Acquisition Agreement.

KCSM Acquisition of Mexican Government Shares.

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

Purchase Price Allocation.

The allocation of the purchase price was finalized in 2006. Final adjustments to the purchase price allocation did not materially change the initial allocation or financial results during the year. Settlement of severance and relocation was substantially completed during the year ended December 31, 2006.

Significant components of the allocation of the excess of the purchase price over the carrying value of the net assets acquired, including both the April 1, 2005, and the September 12, 2005, acquisitions, follow (in millions):

Increase in current assets	$10.6
Decrease in property and equipment	(29.0)
Increase in concession assets	271.3
Increase in deferred income taxes	(81.9)
Increase in other assets	83.6
Increase in current liabilities	(15.3)
Increase in long-term liabilities	(111.5)

Total	$127.8

In addition, the existing excess in the carrying value of the Company’s investment over the book value of Grupo KCSM ($13.7 million) was recorded as an addition to property, plant and equipment, and Concession assets.

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the recorded fair values of the assets acquired and liabilities assumed at the dates of acquisition as adjusted for the above impacts (in millions):

Current assets	$268.8
Property and equipment	532.6
Concession rights	1,383.1
Other assets	219.0

Total assets acquired	$2,403.5

Current liabilities	$288.3
Long-term debt	802.6
Other liabilities	128.2

Total liabilities acquired	$1,219.1

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

The aggregate purchase price was $57.4 million including $32.7 million of cash with the remaining amount consisting of net receivables and payables with Mexrail and Grupo KCSM. The acquisition of Mexrail links KCSR physically to KCSM.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition on January 1, 2005 (in millions):

Current assets	$37.8
Property and equipment	108.2
Other assets	0.3

Total assets acquired	$146.3

Current liabilities	$59.7
Other liabilities	29.3

Total liabilities acquired	$89.0

The allocation of the purchase price above reflected the final adjustments to the fair values of assets and liabilities of Mexrail. All severance reserves recorded for the Mexrail acquisition were expended prior to December 31, 2005.

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

Pro Forma Earnings.  The following table reflects the pro forma financial results for the twelve months ended December 31, 2005, as though the Grupo KCSM acquisition had occurred on January 1, 2005 (unaudited, in millions except share and per share data):

	KCS and Mexrail	Grupo KCSM
	Historical and	Three Months
	Grupo KCSM	Ended
	Since April 1,	March 31,	Pro Forma
	2005	2005	Adjustments	Pro Forma

Revenues	$1,352.0	$170.1	$—	$1,522.1
Net income (loss)	100.9	0.1	(150.1)	(49.1)
Income (loss) from continuing operations available to common shareholders	91.4	0.1	(150.1)	(58.6)

Earnings (loss) per common share:
Basic	$1.21			$(0.74)

Diluted	1.10			(0.74)

Weighted average common shares outstanding(in thousands):
Basic	75,527		3,750	79,277

Diluted	92,747		(13,470)	79,277

For purposes of comparison, pro forma earnings were reduced by the $131.9 million non-recurring, non-cash gain on the VAT/Put settlement.

Note 5.	Other Balance Sheet Captions

Other Current Assets.  Other current assets included the following items at December 31 (in millions):

	2006	2005

Prepaid expenses	$16.4	$10.1
Deferred income taxes	7.6	10.0
Deferred charge related to favorable railcar leases	11.3	11.3
Assets held for sale	47.9	—
Other	10.5	14.7

Other current assets, net	$93.7	$46.1

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

Property and Equipment.  Property and equipment and related accumulated depreciation are summarized below at December 31 (in millions):

	2006	2005

Road properties	$2,118.4	$1,982.5
Equipment	468.4	388.0
Concession improvements	324.3	296.1
Computer software	76.1	71.8
Locomotives sale-leaseback	—	32.5
Other	38.9	166.7

Total	3,026.1	2,937.6
Accumulated depreciation	897.0	820.4

Net property and equipment	2,129.1	2,117.2
Construction in progress	323.1	181.1

Property and equipment, net	$2,452.2	$2,298.3

Depreciation of property and equipment totaled $93.8 million, $82.5 million, and $53.3 million, respectively, for 2006, 2005, and 2004.

Overhead Capitalization.  KCS capitalizes certain overhead costs representing the indirect costs associated with construction and improvement projects. Overhead factors are periodically reviewed and adjusted to reflect current costs.

Concession Assets.  As discussed in Note 1, the Mexican government granted KCSM the Concession to operate the northeast rail lines in Mexico. Concession assets and related amortization are summarized below at December 31 (in millions):

	2006	2005

Road properties	$1,231.4	$1,227.6
Land	135.3	132.8
Other	32.3	41.2

Total	1,399.0	1,401.6
Accumulated amortization	95.7	41.2

Concession assets, net	$1,303.3	$1,360.4

Amortization of concession assets totaled $60.4 million and $44.9 million for 2006 and 2005.

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

Accrued Liabilities.  Accrued liabilities included the following items at December 31 (in millions):

	2006	2005

Interest payable	$16.7	$17.9
Vacation accrual	13.2	12.6
Car hire per diem	27.2	28.1
Prepaid freight charges due other railroads	37.2	36.9
Claim reserves	88.9	55.1
Deferred credits related to unfavorable locomotive leases and maintenance contracts	9.7	9.7
Property and other taxes	32.4	24.8
Other	129.4	148.0

Accrued liabilities	$354.7	$333.1

Note 6.	Long-Term Debt

Indebtedness Outstanding.  Long-term debt follows at December 31 (in millions):

	2006	2005

KCS
Debt obligations related to Grupo KCSM acquisition	$83.3	$158.7
Other debt obligations	0.2	0.2
KCSR
Revolving credit facility, variable interest rate, 6.850% at December 31, 2006, due 2011	90.0	92.0
Term loans, variable interest rate, 7.070% at December 31, 2006, due 2013	244.9	246.8
9 1/2% senior notes, due 2008	200.0	200.0
7 1/2% senior notes, due 2009	200.0	200.0
Capital lease obligations, 8.00%, due serially to 2009	0.8	1.1
Other debt obligations(iii)	12.7	32.0
Tex-Mex
RRIF loan, 4.29%, due serially to 2030	49.2	21.7
KCSM
Revolving credit facility, variable interest rate, due 2008	—	26.1
Term loans, variable interest rate, 7.475% at December 31, 2006, due 2008	46.7	76.0
10 1/4% senior notes, due 2007	4.0	150.0
12 1/2% senior notes, due 2012	178.6	178.3
9 3/8% senior notes, due 2012	460.0	460.0
7 5/8% senior notes, due 2013	175.0	—
Capital lease obligations, due serially to 2011	1.0	1.3
Fair market adjustment related to purchase accounting	10.6	16.4

Total	1,757.0	1,860.6
Less: Debt due within one year(i)(ii)	92.8	116.3

Long-term debt	$1,664.2	$1,744.3

(i)	Includes $1.9 million and $4.2 million at December 31, 2006 and 2005, respectively, of adjustments to reflect the fair value of the liabilities assumed in 2005.

(ii)	Includes current liability related to Grupo KCSM acquisition.

(iii)	In January 2006, $24.3 million of debt was repaid with locomotives through a non-cash transaction.

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

KCS Debt.

Debt Obligations Related to Grupo KCSM Acquisition.  In connection with the acquisition of Grupo KCSM and the settlement of the VAT/Put, the Company recorded a $110.0 million liability payable to TMM in 2005. The liability was non-interest bearing, therefore it was recorded at its present value based on a 5% discount rate. At December 31, 2005, the Company recorded a current liability of $69.3 million to be settled upon final resolution of the Vat/Put, and $31.6 million as a non-current liability to be settled in 5 years.

On March 13, 2006, in settlement of the $110.0 million obligation, KCS paid $35 million in cash, issued 1,494,469 shares of KCS common stock at the volume weighted average price (“VWAP”) of $23.4197, as determined by the acquisition agreement, and issued a $40 million five-year non-interest bearing note. At December 31, 2006 the Company recorded a non-current liability of $32.4 million which will accrete at 5% annually until April 1, 2010 when payment of $40.0 million will be due.

Also, as part of the acquisition in 2005, KCS issued escrow notes totaling $47.0 million which are subject to reduction for certain potential losses related to breaches of certain representations, warranties or covenants in the acquisition agreement by TMM. The escrow notes are due April 1, 2007, and accrue interest at a stated rate of 5.0%. The principal and interest is payable in cash or in stock (shares to be determined based on the VWAP 20 days prior to settlement) at the Company’s discretion. At December 31, 2006 and 2005, the Company included $50.9 million as a current liability and $48.8 million as a non-current liability on the balance sheet, respectively.

At December 31, 2005, the Company recorded a $9.0 million one time incentive payment to JSIB, payable upon final resolution of the VAT/Put claim. On March 13, 2006, the Company paid $9.0 million in cash to JSIB.

KCSR Debt.

Revolving Credit Facility and Term Loans.  On March 30, 2004, KCSR entered into a credit agreement (the “2004 Credit Agreement”) which was amended during 2004 and 2005 to result in a $125 million revolving credit facility maturing on March 30, 2007, and a $250 million term loan facility maturing on March 30, 2008. The amended term loan facility bore interest at the London Interbank Offered Rate (“LIBOR”) plus 150 basis points. The amended revolving credit facility bore interest at the LIBOR plus a spread based on the Company’s leverage ratio as defined in the 2004 Credit Agreement. As of December 31, 2005, advances under the revolving credit facility totaled $92.0 million and the term loan’s balance was $246.8 million. Revolver availability as of December 31, 2005 was $33.0 million.

On April 28, 2006, KCS, KCSR and the other subsidiary guarantors named therein entered into an amended and restated credit agreement (the “2006 Credit Agreement”), in an aggregate amount of $371.1 million with The Bank of Nova Scotia and other lenders named in the 2006 Credit Agreement. Proceeds from the 2006 Credit Agreement were used to refinance the 2004 Credit Agreement. The 2006 Credit Agreement consists of (a) a $125.0 million revolving credit facility with a letter of credit sublimit of $25.0 million and swing line advances of up to $15.0 million, and (b) a $246.1 million term loan facility. The revolving credit facility bears interest at either LIBOR, or an alternate base rate, plus a spread based on the Company’s leverage ratio as defined in the 2006 Credit Agreement. The term loan facility bears interest at either LIBOR plus 175 basis points or the alternative base rate plus 75 basis points. The maturity date for the revolving credit facility is April 28, 2011 and the maturity date of the term loan facility is April 28, 2013. The 2006 Credit Agreement contains covenants that restrict or prohibit certain actions, including, but not limited to, KCS’ ability to incur debt, create or suffer to exist liens, make prepayment of particular debt, pay dividends, make investments, engage in transactions with stockholders and affiliates, issue capital stock, sell certain assets, and engage in mergers and consolidations or in sale-leaseback transactions. In addition, KCS must meet certain consolidated interest coverage and leverage ratios. Failure to maintain compliance with the

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

covenants could constitute a default which could accelerate the payment of any outstanding amounts under the 2006 Credit Agreement. Borrowings under the Credit Agreement are secured by substantially all of the Company’s domestic assets and are guaranteed by the majority of its domestic subsidiaries. As of December 31, 2006, advances under the revolving credit facility totaled $90.0 million and the term loans’ balance was $244.9 million. Revolver availability as of December 31, 2006 was $35.0 million.

On January 31, 2007, KCS provided written notice to the lenders under the 2006 Credit Agreement of certain representation and other defaults under the 2006 Credit Agreement arising from the potential defaults which existed under the KCSR indentures governing the Notes as described below. These defaults limited KCSR’s access to the revolving credit facility. In its notice of default, the Company also requested that the lenders waive these defaults. On February 5, 2007 the Company received a waiver of such defaults from all of the lenders under the 2006 Credit Agreement. The Company is currently not in default of the 2006 Credit Agreement and has access to the revolving credit facility.

Senior Notes.  KCSR has outstanding $200.0 million of 9 1/2% senior unsecured notes issued during the third quarter of 2000 and due October 1, 2008, and $200.0 million of 7 1/2% senior unsecured notes issued in June of 2002 and due June 12, 2009. These senior unsecured notes bear interest at a fixed annual rate which is paid semi-annually. These senior notes are general unsecured obligations of KCSR but are guaranteed by KCS and certain of its domestic subsidiaries.

Consent Solicitation.  On January 29, 2007, the Company commenced a consent solicitation to amend the indentures under which KCSR’s 9 1/2% Senior Notes due 2008 (the “9 1/2% Notes”) and 7 1/2% Senior Notes due 2009 (the “7 1/2% Notes” and together with the 9 1/2% Notes, the “Notes”) were issued. The purpose of the consent solicitation was to (i) resolve an inconsistency in the inclusion of certain expenses, but not the income, of restricted subsidiaries in the calculation of the consolidated coverage ratio under the indentures, (ii) amend the definition of refinancing indebtedness to allow the inclusion of certain related premiums, interest, fees and expenses in permitted refinancing indebtedness and (iii) obtain waivers of any defaults arising from certain actions taken in the absence of such proposed amendments. On February 5, 2007, the Company obtained the requisite consents from the holders of each series of Notes to amend their respective indentures as described above and executed supplemental indentures containing such amendments and waivers.

Tex-Mex Debt.

RRIF Loan Agreement.  On June 28, 2005, Tex-Mex entered into an agreement with Federal Railroad Administration (“FRA”) to borrow $50 million to be used for infrastructure improvements which are expected to increase efficiency and capacity in order to accommodate growing freight rail traffic related to the NAFTA corridor. At December 31, 2005, Tex-Mex had borrowed a net amount of $21.7 million under the loan agreement. Tex-Mex drew down the remaining $28.2 million during 2006. The note bears interest at 4.29% annually and the principal balance amortizes quarterly with a final maturity of July 13, 2030. The loan was made under the Railroad Rehabilitation and Improvement Financing (“RRIF”) Program administered by the FRA. The loan is guaranteed by Mexrail, which has issued a Pledge Agreement in favor of the lender equal to the gross revenues earned by Mexrail on per-car fees on traffic crossing the International Rail Bridge in Laredo, Texas.

On February 16, 2007, Tex-Mex and the FRA entered into amendment No. 1 and waiver No. 1 to the loan agreement, the purpose of which was to eliminate the obligation of Tex-Mex to provide audited annual financial statements to the FRA and to waive Tex-Mex’s failure to do so since entering into the loan agreement. To induce the FRA to agree to such amendment and waiver, the Company has agreed to provide the FRA with its audited annual financial statements and unaudited quarterly statements and has also agreed to guaranty the scheduled principal payment installments due to the FRA from Tex-Mex under the loan agreement on a rolling five-year basis.

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

KCSM Debt.

Revolving Credit Facility and Term Loans.  On October 24, 2005, KCSM entered into a credit agreement (the “2005 KCSM Credit Agreement”) in an aggregate amount of $106.0 million, with a maturity of October 28, 2008. The 2005 KCSM Credit Agreement consisted of a $30.0 million revolving credit facility and a $76.0 million term loan facility secured by the locomotives and rail cars owned by KCSM’s subsidiary, Arrendadora. For dollar loans the facilities bear interest at LIBOR plus a spread based on KCSM’s leverage ratio as defined under the 2005 KCSM Credit Agreement. For peso loans the facilities bear interest at the TIIE rate plus a spread based on KCSM’s leverage ratio. Proceeds from the facilities were used primarily to pay down debt and for general corporate purposes. At December 31, 2005, advances under the revolving credit facility totaled $26.1 million, with $3.9 million remaining available under the facility. At December 31, 2006 there were no advances outstanding under the revolving credit facility and KCSM had $30.0 million of availability. On November 21, 2006, KCSM paid down $29.0 million of the term loan facility from the proceeds of its 7 5/8% senior notes offering. At December 31, 2006 and 2005, the term loans’ balance was $46.7 million and $76.0 million, respectively. The 2005 KCSM Credit Agreement contains covenants and restrictions similar to those in KCSR’s 2006 Credit Agreement.

On April 7, 2006, KCSM entered into an amendment and waiver (“Amendment and Waiver”) related to the 2005 KCSM Credit Agreement. The 2005 KCSM Credit Agreement was amended to (i) exclude certain payment obligations accrued under two locomotive maintenance agreements and under a track maintenance rehabilitation agreement from the definition of Indebtedness, (ii) eliminate certain minimum and multiple borrowing thresholds for peso borrowings under the revolving credit facility and (iii) eliminate the reporting requirement to provide unaudited consolidated financial statements for the fourth fiscal quarter. The Amendment and Waiver also waived certain reporting requirements, including the requirement of KCSM to provide audited consolidated financial statements 90 days after the end of the 2005 fiscal year, provided such reports were delivered by April 30, 2006, and compliance with the Consolidated Leverage Ratio obligations of Section 7.1(c) of the 2005 KCSM Credit Agreement for the four quarters ending December 31, 2005, if compliance therewith was calculated without giving effect to the amendment to the definition of “Indebtedness” in the Amendment and Waiver, provided that KCSM was in compliance therewith after giving effect to the Amendment and Waiver. KCSM is not currently in default of the 2005 KCSM Credit Agreement and currently has access to the revolving credit facility.

10 1/4% Senior Notes.  As of December 31, 2005, KCSM had outstanding $150.0 million of 10 1/4% unsecured senior notes issued in 1997 and due June 15, 2007 (the “KCSM 2007 Senior Notes”). On October 23, 2006, pursuant to an offer to purchase dated such date, KCSM commenced a cash tender offer and consent solicitation for any and all outstanding $150.0 million aggregate principal amount of the KCSM 2007 Senior Notes. The consent solicitation expired on November 3, 2006. KCSM received consents in connection with the tender offer and consent solicitation from holders of over 97% of the KCSM 2007 Senior Notes to amend the indenture under which the KCSM 2007 Senior Notes were issued (the “2007 Indenture”), to eliminate substantially all of the restrictive covenants included in the 2007 Indenture. The supplemental indenture relating to the KCSM 2007 Senior Notes containing the proposed changes (the “2007 Supplemental Indenture”) became effective on November 21, 2006. The tender offer expired at midnight, New York City time, on November 20, 2006 and KCSM purchased tendered notes on November 21, 2006, in accordance with the terms of the tender offer from proceeds received through the issuance of new 7 5/8% senior unsecured notes. On December 31, 2006, there was $4.0 million of KCSM 2007 Senior Notes outstanding.

12 1/2% Senior Notes.  KCSM has outstanding $178.6 million of 12 1/2% senior unsecured notes issued in June 2002 and due June 15, 2012, which are redeemable at any time in the event of certain changes in Mexican tax law and at KCSM’s option after June 14, 2007, subject to certain limitations, at the following redemption prices (expressed in percentages of principal amount), plus any unpaid interest: 2007 — 106.250%, 2008 — 104.167%, 2009 — 102.083% and thereafter — 100.000%.

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

9 3/8% Senior Notes.  KCSM has outstanding $460.0 million of 9 3/8% senior unsecured notes issued on April 19, 2005, and due May 1, 2012. The notes are redeemable at KCSM’s option at the following redemption prices (expressed in percentages of principal amount), plus any unpaid interest: 2009 — 104.688%, 2010 — 102.344% and thereafter — 100.000%. Subject to certain conditions, up to 35% of the principal of the notes is redeemable prior to May 1, 2008. In addition, the notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount in the event of certain changes in the Mexican withholding tax rate.

7 5/8% Senior Notes.  On November 21, 2006, KCSM issued $175.0 million of new 7 5/8% senior unsecured notes due December 1, 2013. Proceeds from the issuance were used to purchase $146.0 million of tendered KCSM 2007 Senior Notes and repay $29.0 million of term loans under the 2005 KCSM Credit Agreement. The notes are redeemable at KCSM’s option after November 30, 2010, subject to certain limitations, at the following redemption prices (expressed in percentages of principal amount), plus any unpaid interest: 2010 — 103.813%, 2011 — 101.906% and 2012 — 100.000%. Subject to certain conditions, up to 35% of the principal of the notes is redeemable prior to December 1, 2009. In addition, the notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount in the event of certain changes in the Mexican withholding tax rate.

All of KCSM’s senior notes above are denominated in dollars and are unsecured, unsubordinated obligations, rank pari passu in right of payment with KCSM’s existing and future unsecured, unsubordinated obligations, are senior in right of payment to KCSM’s future subordinated indebtedness, and other than the 10 1/4% Senior Notes, are not guaranteed by Grupo KCSM.

Other Debt Provisions.

Other Agreements, Guarantees, Provisions and Restrictions.  The Company has debt agreements customary for these types of debt instruments and for borrowers with similar credit ratings containing restrictions on subsidiary indebtedness, advances and transfers of assets, and sale and leaseback transactions, as well as requiring compliance with various financial covenants. Because of certain financial covenants contained in the debt agreements, however, maximum utilization of the Company’s available line of credit may be restricted.

Change in Control Provisions.  Certain loan agreements and debt instruments entered into or guaranteed by the Company and its subsidiaries provide for default in the event of a specified change in control of the Company or particular subsidiaries of the Company.

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

Leases and Debt Maturities.

The Company leases transportation equipment, as well as office and other operating facilities under various capital and operating leases. Rental expenses under operating leases were $136.8 million, $103.0 million, and $57.7 million for the years ended December 31, 2006, 2005, and 2004, respectively. Contingent rentals and sublease rentals were not significant. Minimum annual payments and present value thereof under existing capital leases, other debt maturities and minimum annual rental commitments under non-cancelable operating leases follow (in millions):

		Capital Leases
	Long-	Minimum		Net		Operating Leases
	Term	Lease	Less	Present	Total	Southern	Third
Years	Debt	Payments	Interest	Value	Debt	Capital	Party	Total

2007(i)	$92.2	$0.7	$0.1	$0.6	$92.8	$18.8	$104.8	$123.6
2008	230.7	0.7	0.1	0.6	231.3	19.2	90.4	109.6
2009	204.1	0.5	—	0.5	204.6	17.0	78.9	95.9
2010	3.9	0.1	—	0.1	4.0	18.0	73.6	91.6
2011	126.4	—	—	—	126.4	13.0	63.3	76.3
Thereafter(ii)	1,097.9	—	—	—	1,097.9	94.8	366.8	461.6

Total	$1,755.2	$2.0	$0.2	$1.8	$1,757.0	$180.8	$777.8	$958.6

(i)	Includes current liability related to Grupo KCSM acquisition.

(ii)	Includes long-term liability related to Grupo KCSM acquisition.

In the normal course of business, the Company enters into long-term contractual requirements for future goods and services needed for the operations of the business. Such commitments are not in excess of expected requirements and are not reasonably likely to result in performance penalties or payments that would have a material adverse effect on the Company’s liquidity.

Note 7.	Income Taxes

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

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

Tax Expense.  Income tax provision (benefit) consists of the following components (in millions):

	2006	2005	2004

Current:
Federal	$4.0	$11.2	$(12.4)
State and local	0.4	(1.3)	0.1
Foreign	—	0.3	—

Total current	4.4	10.2	(12.3)

Deferred:
Federal	12.7	(17.8)	33.8
State and local	7.2	1.4	2.1
Foreign	21.1	(0.9)	—

Total deferred	41.0	(17.3)	35.9

Total income tax expense (benefit)	$45.4	$(7.1)	$23.6

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities follow at December 31 (in millions):

	2006	2005

Liabilities:
Depreciation	$571.2	$565.2
Investments	13.4	16.2
Concession rights	256.7	277.5
Other, net	5.6	5.6

Gross deferred tax liabilities	846.9	864.5

Assets:
Loss carryovers	(480.7)	(491.3)
Book reserves not currently deductible for tax	(48.3)	(57.4)
Inventories and provisions	(33.1)	(70.9)
Vacation accrual	(3.8)	(3.5)
Other, net	(9.8)	(3.9)

Gross deferred tax assets before valuation allowance	(575.7)	(627.0)
Valuation allowance on loss carryovers	9.8	9.5

Gross deferred tax assets	(565.9)	(617.5)

Net deferred tax liability	$281.0	$247.0

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

Tax Rates.  Differences between the Company’s effective income tax rates and the U.S. federal income tax statutory rates of 35% follow (in millions):

	2006	2005	2004

Income tax provision using the Statutory rate in effect	$54.1	$26.7	$16.8
Tax effect of:
Earnings (losses) of equity investees	(0.6)	0.3	1.8
State and local income tax provision	3.9	0.1	2.8
Tax credits	(1.8)	(2.4)	—
Change in tax contingency	(2.8)	—	—
Foreign exchange, tax rate and indexation adjustments	(4.9)	4.3	—
Write off of deferred profit sharing	—	10.1	—
VAT/Put settlement	—	(42.3)	—
Difference between U.S. and foreign tax rate	(3.1)	(3.9)	—
Foreign asset tax	—	0.3	—
Other, net(i)	0.6	(0.3)	2.2

Income tax expense (benefit)	$45.4	$(7.1)	$23.6

Effective tax rate	29.4%	(9.3)%	49.1%

(i)	2004 includes certain adjustments of prior year provision estimates resulting in a $1.1 million increase in tax expense.

Difference Attributable to KCSM Investment.  At December 31, 2006, the Company’s book basis exceeded the tax basis of its investment in KCSM by $563 million. The Company has not provided a deferred income tax liability for the income taxes, if any, which might become payable on the realization of this basis difference because the Company intends to indefinitely reinvest in KCSM the financial accounting earnings which gave rise to the basis differential. Moreover, the Company has no other plans to realize this basis differential by a sale of its investment in KCSM. If the Company were to realize this basis difference in the future by a receipt of dividends or the sale of its interest in KCSM, as of December 31, 2006, the Company would incur gross federal income taxes of $197.1 million, which might be partially offset by Mexican income taxes.

Prior to the acquisition of a controlling interest in Grupo KCSM on April 1, 2005, Grupo KCSM provided deferred income taxes for the difference between the financial reporting and income tax bases of its assets and liabilities. KCS recorded its proportionate share of these income taxes through its equity in Grupo KCSM’s earnings. Since April 1, 2005, Grupo KCSM income taxes are reflected in the consolidated results. Although KCSM has generated book profits, it has incurred tax losses due primarily to the accelerated tax amortization of the Concession rights. The Company has recognized a deferred income tax asset for the resulting net operating loss carryforwards. Management anticipates that such net operating loss carryforwards will be realized given the expiration dates (through the year 2046) of the loss carryforwards, as well as the fact that KCSM expects to generate taxable income in the future. Management’s tax projections take into consideration certain assumptions, some of which are under their control and others which are not. Key assumptions include inflation rates, currency fluctuations and future revenue growth. If management’s assumptions are not correct, a valuation allowance may have to be recognized on the deferred tax asset.

As described in Note 4, on September 12, 2005, the Company and its subsidiaries, KCSM and Grupo KCSM, along with TMM, entered into a settlement agreement with the Mexican government, resolving the controversies and disputes between the companies and the Mexican government concerning the payment of a value added tax (“VAT”) refund to KCSM and the obligation (“Put”) to purchase the remaining shares of

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

KCSM owned by the Mexican government (the “VAT/Put Settlement”). All Mexican income taxes on the VAT were paid as part of the VAT/Put Settlement. The Company believes, based upon opinions of outside legal counsel and other factors, that the VAT/Put Settlement is not taxable to KCS for U.S. income tax purposes.

Tax Carryovers.  In the year ended December 31, 2005, the Company generated both U.S. federal and state net operating losses. The losses are carried forward 20 years for federal and from 5 to 20 years for state.

Both the federal and state loss carryovers are analyzed each year to determine the likelihood of realization. The U.S. federal loss carryover at December 31, 2006, is $137.8 million and will expire beginning in 2008. The Company believes the federal loss carryover will be realized.

The state loss carryovers arise from both combined and separately filed tax filings from as early as 1991. The loss carryovers may expire as early as December 31, 2007, and as late as December 31, 2026. The state loss carryover at December 31, 2006, is $527.9 million ($16.0 million of tax), of which it is expected that $203.6 million ($6.2 million of tax) will be realized. Management believes that state loss carryovers, net of the valuation allowance, will be ultimately realized.

The Mexico federal loss carryovers at December 31, 2006, are $1.5 billion (Mexican pesos of Ps16.2 billion) and will expire as early as 2015 and as late as 2046. The Company believes the Mexican loss carryovers will be realized.

Internal Revenue Service Reviews.  The IRS is currently reviewing the consolidated federal income tax returns for the years 1997 through 2002. A current income tax liability has been accrued for the anticipated outcome. The Company believes that adequate provision has been made for any adjustment (taxes and interest) that may be assessed for all open years. The federal statute of limitations has closed for years prior to 1997.

Note 8.	Stockholders’ Equity

Information regarding the Company’s capital stock at December 31 follows:

	Shares
	Authorized	Shares Issued
	2006 and 2005	2006	2005

$25 par, 4% noncumulative, preferred stock	840,000	649,736	649,736
$1 par, preferred stock	2,000,000	—	—
$1 par, series A, preferred stock	150,000	—	—
$1 par, series B convertible, preferred stock	1,000,000	—	—
$1 par, series C redeemable cumulative convertible perpetual preferred stock	400,000	400,000	400,000
$1 par, series D cumulative convertible perpetual preferred stock	210,000	210,000	210,000
$.01 par, common stock	400,000,000	92,863,585	91,369,116

Shares outstanding at December 31:

	2006	2005

$25 par, 4% noncumulative, preferred stock	242,170	242,170
$1 par, series C redeemable cumulative convertible perpetual preferred stock	400,000	400,000
$1 par, series D cumulative convertible perpetual preferred stock	210,000	210,000
$.01 par, common stock	75,920,333	73,412,081

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

Treasury Stock.  Shares of common stock in Treasury and related activity follow:

	2006	2005	2004

Balance at beginning of year	17,957,035	10,098,912	11,193,495
Shares purchased	—	9,000,000	—
Shares issued to fund stock option exercises	(617,107)	(528,758)	(889,803)
Employee stock purchase plan shares issued	(109,644)	(205,928)	(197,780)
Nonvested shares issued	(428,143)	(442,632)	(7,000)
Nonvested shares forfeited	141,111	35,441	—

Balance at end of year	16,943,252	17,957,035	10,098,912

Series C Redeemable Cumulative Convertible Perpetual Preferred Stock.  On May 5, 2003, the Company completed the sale of $200 million of Redeemable Cumulative Convertible Perpetual Preferred Stock (“Series C Preferred Stock”) with a liquidation preference of $500 per share in a private offering. Dividends on the Series C Preferred Stock are cumulative and payable quarterly at an annual rate of 4.25% of the liquidation preference, as declared by the Company’s Board of Directors. Each share of Series C Preferred Stock is convertible into 33.4728 shares of the Company’s common stock. After May 19, 2008, the Company may redeem any or all of the Series C Preferred Stock, subject to certain conditions. The Company may be required to redeem the Series C Preferred Stock from the holders at their option only if substantially all of the Company’s common stock is exchanged for or converted into common stock that is not listed on a U.S. national securities exchange or the NASDAQ National Market (a “fundamental change”). The practical effect of this provision is to limit the Company’s ability to eliminate a holder’s ability to convert the Series C Preferred Stock into common shares of a publicly traded company through a merger or consolidation transaction. Accordingly, since the Company is in a position to control whether the Company experiences a fundamental change, the Series C Preferred Stock is classified as permanent equity capital.

Series D Cumulative Convertible Perpetual Preferred Stock.  On December 9, 2005, KCS completed the sale and issuance of 210,000 shares of its 5.125% Series D Convertible Preferred Stock, par value $1.00 per share (“Series D Preferred Stock”). Each share of Series D Preferred Stock is convertible into 33.3333 shares of KCS common stock, subject to certain adjustments. Dividends on the Series D Preferred Stock are cumulative and payable quarterly in any combination of cash and KCS common stock, as declared by the KCS Board of Directors, at the rate of 5.125% per annum of the liquidation preference of $1,000. The Series D Preferred Stock ranks senior to the common stock and to each class or series of KCS capital stock that has terms that provide that such class or series will rank junior to the Series D Preferred Stock. After February 19, 2011, KCS may convert all of the Series D Preferred Stock into common stock at the then prevailing conversion rate, but only if the closing sale price of the common stock multiplied by the conversion rate then in effect equals or exceeds 130% of the liquidation preference for 20 trading days during any consecutive 30 trading day period, and if KCS has paid all accumulated and unpaid dividends on the dividend payment date immediately preceding the forced conversion date.

Upon certain designated events (a “fundamental change”), holders of the Series D Preferred Stock may, subject to legally available funds, require KCS to redeem any or all of the shares, which KCS may pay in either cash, in shares of KCS stock or any combination thereof, at KCS’ option. Since KCS has the ability in this event to pay the redemption price in KCS common stock (which is not required to be registered), the Series D Preferred Stock is classified as permanent equity capital. The number of shares to be issued would be based upon the value of KCS common stock at that time but in no event will the number of shares issued on the occurrence of a fundamental change exceed 52.5 million shares.

On December 12, 2005, the Company used substantially all of the proceeds from the Series D Preferred Stock offering to repurchase 9,000,000 shares of KCS common stock issued to TMM in April 2005 in

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

connection with the acquisition of KCSM. All of the 9,000,000 shares were purchased at a price of $22.25 per share or $200.3 million. The Company does not have a formal program for the repurchase of any additional shares of its equity securities.

Dividend Restrictions.  Following completion of the preparation of the 2005 financial statements of KCS, the Company determined that its Consolidated Coverage Ratio (as defined in the indentures for KCSR’s 7 1/2% senior notes and 9 1/2% senior notes) was less than 2.0:1. As a result, pursuant to the terms of each KCSR indenture, the Company was unable to pay cash dividends on its Series C Preferred Stock and dividends in cash or shares of KCS common stock on its Series D Preferred Stock. The dividends accumulate until such ratio increases to at least 2.0:1. See Note 16 for further discussion.

Stockholder Rights Plan.  On September 27, 2005, the Board of Directors of the Company declared a dividend distribution of one right for each outstanding share of the Company’s common stock to stockholders of record as of the close of business on October 12, 2005, replacing a previous Rights Agreement that expired on October 12, 2005. Each right entitles the stockholder to purchase from the Company one one-thousandth of a share of Series A Preferred Stock (or in certain circumstances, common stock, other securities, cash or other assets), at a price of $100 per share (both shares and price are subject to adjustment periodically to prevent dilution). The rights are traded with the Company’s common stock.

The Rights Plan has certain anti-takeover provisions that may cause substantial dilution to a person or group that attempts to acquire the Company without the approval of the Board of Directors. The Rights Plan will not interfere with any offer for all of the outstanding common stock that has the approval of the Independent Directors. The rights will become excercisable after a non-approved person or group has acquired, or a tender offer is made for, 15% or more of the common stock of the Company (13% or more in the case of certain acquisitions by “Adverse Persons”). Right holders (other than the acquiring person or group) may then exercise their rights at the then current purchase price, and receive the number of shares of Preferred Stock (or in certain circumstances, common stock) having a market value of two times the purchase price of the rights. Additionally, if the Company is thereafter merged into another entity, or if more than 50% of the Company’s consolidated assets or earning power is sold or transferred, holders of the rights may exercise their rights at the then current purchase price and receive common stock of the acquirer equal to two times the purchase price of the rights. KCS may redeem the rights for $0.0025 per right until a triggering acquisition. The rights expire October 11, 2010.

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

The Company and certain of its subsidiaries have established trusts to provide for the funding of corporate commitments and entitlements of officers, directors, employees and others in the event of a specified change in control of the Company or subsidiary. Assets held in such trusts on December 31, 2006, were not material. Depending upon the circumstances at the time of any such change in control, the most significant factor of which would be the highest price paid for KCS common stock by a party seeking to control the Company, funding of the Company’s trusts could be substantial.

Note 9.	Share-Based Compensation

Stock Option Plan.  The Kansas City Southern 1991 Amended and Restated Stock Option and Performance Award Plan (as amended and restated effective May 5, 2004) (the “Plan”) provides for the granting of options to purchase up to 16.0 million shares of the Company’s common stock by officers and other designated employees. Options have been granted under the Plan at 100% of the average market price of the Company’s stock on the date of grant and generally have a 5 year cliff vesting period and are exercisable

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

over the 10 year contractual term, except that options outstanding with limited rights (“LRs”) or limited stock appreciation rights (“LSARs”), become immediately exercisable upon certain defined circumstances constituting a change in control of the Company. The Plan includes provisions for stock appreciation rights, LRs and LSARs. All outstanding options include LSARs, except for options granted to non-employee Directors prior to 1999. The grant date fair value, less estimated forfeitures, is recorded to expense on a straight-line basis over the vesting period.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions used were as follows:

	2006	2005	2004

Expected dividend yield	0%	0%	0%
Expected volatility	37.84%	26.78%	29.66%
Risk-free interest rate	4.96%	3.41%	2.75%
Expected term (years)	6.83	5.50	3.43
Fair value at grant date	$12.62	$3.98	$3.64

The Company has not historically paid dividends to common shareholders. The expected volatility is based on the historical volatility of the Company’s stock price over a term equal to the estimated life of the options. The risk-free interest rate is determined based on the U.S. Treasury rates approximating the expected life of the options granted, which represents the period of time the awards are expected to be outstanding and is based on the historical experience of similar awards.

The following table summarizes activity under the stock option plan:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price	Contractual	Intrinsic
	Shares	per Share	Term	Value
			In years	In millions

Options outstanding at December 31, 2003	4,612,863	$7.36
Granted	590,247	14.67
Exercised	(894,832)	5.64
Forfeited or expired	(115,536)	12.27

Options outstanding at December 31, 2004	4,192,742	8.62
Granted	104,200	17.51
Exercised	(554,869)	6.88
Forfeited or expired	(34,680)	10.54

Options outstanding at December 31, 2005	3,707,393	9.11
Granted	90,800	26.03
Exercised	(627,907)	10.83
Forfeited or expired	(229,954)	12.77

Options outstanding at December 31, 2006	2,940,332	$8.98	4.59	$58.8

Vested and expected to vest at December 31, 2006	2,929,307	$8.94	4.57	$58.7

Exercisable at December 31, 2006	2,499,144	$7.74	4.16	$53.1

Compensation expense of $0.6 million was recognized for stock option awards for the year ended December 31, 2006. The total income tax benefit recognized in the income statement for stock options was

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

$0.2 million. As described in Note 2, no compensation expense was recognized for the years ended December 31, 2005 and 2004 as the Company accounted for share-based compensation in accordance with APB 25 prior to the adoption of SFAS 123R on the modified prospective basis on January 1, 2006.

Additional information regarding stock option exercises appears in the table below (in millions):

	2006	2005	2004

Aggregate grant-date fair value of stock options vested	$0.7	$2.1	$1.1
Intrinsic value of stock options exercised	11.4	9.7	10.8
Cash received from option exercises	6.7	3.8	5.0
Excess tax benefit realized from option exercises	0.2	—	—

As of December 31, 2006, $1.4 million of unrecognized compensation cost relating to nonvested stock options is expected to be recognized over a weighted-average period of 1.47 years. At December 31, 2006, there were 2,693,217 shares available for future grants under the Plan.

Nonvested Stock.  The Kansas City Southern 1991 Amended and Restated Stock Option and Performance Award Plan provides for the granting of nonvested stock awards to officers and other designated employees. The grant date fair value is based on the average market price of the stock on the date of the grant. These awards are subject to forfeiture if employment terminates during the vesting period, which is generally five year cliff vesting for employees and one year for directors. The grant date fair value of nonvested shares, less estimated forfeitures, is recorded to compensation expense on a straight-line basis over the vesting period.

A summary of nonvested stock activity is as follows:

		Weighted-
		Average Grant	Aggregate
	Number of	Date	Intrinsic
	Shares	Fair Value	Value
			In millions

Nonvested stock at December 31, 2004	—	$—
Granted	435,032	20.64
Vested	(7,440)	18.56
Forfeited	(35,441)	21.88

Nonvested stock at December 31, 2005	392,151	20.57
Granted	421,002	25.73
Vested	(58,469)	20.17
Forfeited	(141,111)	22.33

Nonvested stock at December 31, 2006	613,573	$23.74	$17.8

Compensation cost on nonvested stock was $3.1 million and $1.5 million for the years ended December 31, 2006 and 2005, respectively. The total income tax benefit recognized in the income statement for nonvested stock awards was $1.1 million and $0.5 million for the years ended December 31, 2006 and 2005, respectively.

As of December 31, 2006, $11.0 million of unrecognized compensation costs related to nonvested stock is expected to be recognized over a weighted — average period of 2.07 years. The fair value (at vest date) of shares vested during the year ended December 31, 2006, was $1.2 million.

Employee Stock Purchase Plan.  The Employee Stock Purchase Plan (“ESPP”), established in 1977, provides substantially all full-time employees of the Company, certain subsidiaries and certain other affiliated entities, with the right to subscribe to an aggregate of 11.4 million shares of common stock. Employees may

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

elect to withhold an amount from payroll on the offering date in exchange for rights to purchase a fixed number of designated shares of the Company’s common stock. For offerings under the Eighteenth, Seventeenth and Sixteenth Offerings, the purchase prices for shares was equal to 90% of the average market price on either the exercise date or the offering date, whichever is lower. Under SFAS 123R, both the 10% discount in grant price and the 90% share option are valued to derive the award’s fair value. The awards vest and the expense is recognized ratably over one year. The following table summarizes activity related to the various ESPP offerings:

	Offering Date			Exercise Date			Received
		Purchase	Shares		Purchase	Shares	from
	Date	Price	Subscribed	Date Issued	Price	Issued	Employees(i)
							(In millions)

Eighteenth offering	October 31, 2006	$25.97	101,737	—	$—	—	$—
Seventeenth offering	October 31, 2005	20.10	140,867	January 31, 2007	20.10	114,554	2.3
Sixteenth offering	October 29, 2004	15.14	119,384	January 24, 2006	15.14	109,062	1.7

(i)	Represents amounts received from employees through payroll deductions for share purchases under applicable offering.

The fair value of the ESPP stock purchase rights is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used were as follows:

	Eighteenth	Seventeenth	Sixteenth
	Offering	Offering	Offering

Expected dividends	0%	0%	0%
Expected volatility	32%	28%	27%
Risk free interest rate	4.99%	4.15%	2.85%
Expected life (years)	1	1	1
Fair value at grant date	$7.15	$5.12	$2.96

Compensation expense of $0.6 million was recognized for ESPP option awards for the year ended December 31, 2006. At December 31, 2006, there were 4.1 million remaining shares available for future ESPP offerings.

Note 10.	Profit Sharing and Other Postretirement Benefits

Health and Welfare.  Certain U.S. employees that have met age and service requirements are eligible for life insurance coverage and medical benefits during retirement. The retiree medical plan is contributory and provides benefits to retirees, their covered dependents and beneficiaries. The plan provides for annual adjustments to retiree contributions, and also contains, depending on the coverage selected, certain deductibles, co-payments, co-insurance, and coordination with Medicare. Certain management employees also maintain their status under a collective bargaining agreement, which permits them access to post-retirement medical under the multiemployer plan described below. The life insurance plan is non-contributory and covers retirees only. The Company’s policy, in most cases, is to fund benefits payable under these plans as the obligations become due. However, certain plan assets (money market funds held in a life insurance company) exist with respect to life insurance benefits.

KCSM Union Pension.  Under the provisions of a bargaining agreement for covered employees in Mexico, the Company provides a substantive pension benefit in the form of a lump-sum post-retirement payment to retirees who leave the Company after age 60. The benefit to retirees is based on a statutory termination indemnity calculation under Mexico law which is based on the retiree’s salary at the time of retirement and the number of years of credited service. The Company’s practice is to fund benefits under this program as the obligations become due.

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

The Company uses December 31 as the measurement date for its pension and post-retirement benefit obligations.

Net Periodic Benefit Cost, Plan Obligations and Funded Status

Components of the net cost (benefit) for these plans were as follows for the years ended December 31 (in millions):

	Health and Welfare			Pension
	2006	2005	2004	2006	2005(i)

Service cost	$0.1	$0.1	$0.2	$1.7	$1.1
Interest cost	0.5	0.5	0.6	1.0	0.6
Expected return on plan assets	—	—	—	—	—
Actuarial (gain) loss (ii)	(0.7)	0.1	(1.0)	(2.6)	0.7
Prior service credit (iii)	(0.3)	—	—	—	—

Net periodic cost (benefit) recognized	$(0.4)	$0.7	$(0.2)	$0.1	$2.4

(i)	The obligation related to the KCSM pension was acquired with the change in control and consolidation of KCSM beginning April 1, 2005. The pension cost presented for 2005 represents an estimated cost for the nine month period from April 1, 2005 through December 31, 2005. Prior to April 1, 2005, KCSM was accounted for as an equity method investee. The pension obligation was established during the finalization of purchase accounting (see Note 4). The pension costs since the date of acquisition have been included in the results for the year ended December 31, 2006.

(ii)	Net benefit costs above do not include a component for the amortization of actuarial gains or losses as the Company’s policy is to recognize such gains and losses immediately.

(iii)	During 2005, the Company revised its medical plan to exclude prescription drug coverage available under Medicare part D. This negative plan amendment generated an unrecognized prior service benefit of $2.3 million which is being amortized over the estimated remaining life of the affected participants of 9.5 years.

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

The following table reconciles the change in the benefit obligation, fair value of plan assets, change in the funded status, and the accrued benefit cost as of and for each of the years ended December 31 (in millions):

	Health and Welfare		Pension
	2006	2005	2006	2005(i)

Benefit obligation at beginning of year	$8.6	$9.1	$12.4	$10.0
Obligation from acquisition of Mexrail	—	2.0	—	—
Plan amendment	—	(2.3)	—	—
Service cost	0.1	0.1	1.7	1.1
Interest cost	0.5	0.5	1.0	0.6
Actuarial (gain) loss	(0.7)	0.1	(2.6)	0.7
Benefits paid, net of retiree contributions(ii)	(1.3)	(0.9)	(0.4)	—

Benefit obligation at end of year	7.2	8.6	12.1	12.4

Fair value of plan assets at beginning of year	0.7	0.8
Actual return on plan assets	(0.1)	0.1
Benefits paid, net of contributions (ii)	(0.1)	(0.2)

Fair value of plan assets at end of year	0.5	0.7

Funded status	(6.7)	(7.9)	(12.1)	(12.4)
Unrecognized prior service benefit (iii)	—	(2.3)	—	—

Accrued benefit cost	$(6.7)	$(10.2)	$(12.1)	$(12.4)

(i)	The obligation related to the KCSM pension was acquired with the change in control and consolidation of KCSM beginning April 1, 2005. The beginning obligation presented for 2005 represents the obligation as of the acquisition on April 1, 2005 and the 2005 activity as presented is for the nine month period ended December 31, 2005.

(ii)	Benefits paid for the reconciliation of the benefit obligation include both medical and life insurance benefits, whereas benefits paid from the reconciliation of the funded status include only life insurance benefits. Plan assets relate only to life insurance benefits. Medical benefits are funded as obligations become due.

(iii)	The Company adopted the provisions of SFAS 158 for the year ended December 31, 2006. Accordingly, the unrecognized prior service benefit related to the plan amendment in 2005 ($2.1 million at December 31, 2006) was reclassified from liabilities and has been included as a component of accumulated other comprehensive income.

Assumptions

The assumptions used to determine benefit obligations and costs are selected based on current and expected market conditions. Discount rates are selected based on low risk government bonds with cash flows approximating the timing of expected benefit payments. The Mexico bond market is utilized for the KCSM pension obligation and the U.S. bond market is utilized for the U.S. health and welfare obligation. The expected rate of return on life insurance plan assets is determined using historical and forward looking returns for similar investments over the period that the benefits are expected to be paid.

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

Weighted average assumptions used to determine benefit obligations were as follows for the years ended December 31:

	Health and Welfare		Pension
	2006	2005	2006	2005

Discount rate	5.75%	5.40%	8.00%	8.00%
Rate of compensation increase	n/a	n/a	5.00%	5.50%

Weighted average assumptions used to determine net benefit cost for the periods were as follows for the years ended December 31:

	Health and Welfare		Pension
	2006	2005	2006	2005

Discount rate	5.40%	5.65%	8.00%	8.00%
Expected long-term rate of return on plan assets	3.00%	6.25%	n/a	n/a
Rate of compensation increase	n/a	n/a	5.00%	5.50%

The Company’s health care costs, excluding former Gateway Western and MidSouth participants, are limited to the increase in the Consumer Price Index (“CPI”) with a maximum annual increase of 5%. Accordingly, health care costs in excess of the CPI limit will be borne by the plan participants, and therefore assumptions regarding health care cost trends are not applicable. The following table presents the assumed health care cost trends related to Gateway Western and Midsouth participants:

	2006	2005	2004

Health care trend rate for next year	9.00%	10.00%	10.25%
Ultimate trend rate	5.00%	5.00%	5.25%
Year that rate reaches ultimate rate	2010	2010	2009

Cash Flows

The following table represents benefit payments expected to be paid, which reflect expected future service, as appropriate, for each of the next five years and the aggregate five years thereafter (in millions):

	Health and
Year	Welfare	Pension

2007	$0.9	$1.0
2008	0.9	0.3
2009	0.9	0.4
2010	0.8	0.5
2011	0.8	0.7
2012 — 2016	3.5	8.9

Multi-Employer Plan.  Under collective bargaining agreements, KCSR participates in a multi-employer benefit plan, which provides certain post-retirement health care and life insurance benefits to eligible union employees and certain retirees. Premiums under this plan are expensed as incurred and were $2.6 million, $2.6 million, and $1.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. Based on existing rates, premium amounts are not expected to change substantially in 2007 as compared to 2006.

401(k) and Profit Sharing Plan.  The Company sponsors the KCS 401(k) and Profit Sharing Plan (the “401(k) plan”), whereby participants can choose to make contributions in the form of salary deductions pursuant to section 401(k) of the Internal Revenue Code. The Company matches 401(k) contributions up to a

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

maximum of 5% of compensation. For the years ended December 31, 2006, 2005 and 2004, the Company expensed $1.5 million, $1.4 million, and $1.2 million, respectively, related to the KCS 401(k) and Profit Sharing Plan.

Note 11.	Commitments and Contingencies

Litigation.  The Company is a party to various legal proceedings and administrative actions, all of which are of an ordinary, routine nature and incidental to its operations. Included in these proceedings are various tort claims brought by current and former employees for job related injuries and by third parties for injuries related to railroad operations. KCS aggressively defends these matters and has established liability reserves which management believes are adequate to cover expected costs. Although it is not possible to predict the outcome of any legal proceeding, in the opinion of management, other than those proceedings described in detail below, such proceedings and actions should not, individually, or in the aggregate, have a material adverse effect on the Company’s financial condition. However, a material adverse outcome in one or more of these proceedings could have a material adverse impact on the operating results of a particular period.

Reinsurance Litigation.  As previously disclosed in the Company’s quarterly reports on Form 10-Q, insurance companies who provided insurance to the Company filed an action in federal court in Vermont (“Reinsurance Litigation”) seeking a declaration that they have no obligation to indemnify the Company concerning a particular casualty claim. That claim, styled Kemp, et al v. The Kansas City Southern Railway Company, et al, was filed in the Circuit Court of Jackson County, Missouri (“Kemp Litigation”) and went to trial in September 2006. The Company reached a settlement with the plaintiffs in the Kemp Litigation. The Company also reached settlements with various parties, including several of the insurance companies involved in the Reinsurance Litigation, to indemnify the Company for a significant portion of the settlement. The Kemp settlement is fully reflected in the Company’s financial statements and the Company has no further risk associated with this litigation. The Company is, however, continuing the Reinsurance Litigation against certain other insurance companies, seeking to establish their obligation to indemnify the Company for their share of the settlement with Kemp.

Environmental Liabilities.  The Company’s U.S. operations are subject to extensive federal, state and local environmental laws and regulations. The major U.S. environmental laws to which the Company is subject include, among others, the Federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA,” also known as the Superfund law), the Toxic Substances Control Act, the Federal Water Pollution Control Act, and the Hazardous Materials Transportation Act. CERCLA can impose joint and several liabilities for cleanup and investigation costs, without regard to fault or legality of the original conduct, on current and predecessor owners and operators of a site, as well as those who generate, or arrange for the disposal of, hazardous substances. The Company does not believe that compliance with the requirements imposed by the environmental legislation will impair its competitive capability or result in any material additional capital expenditures, operating or maintenance costs. The Company is, however, subject to environmental remediation costs as described below.

The Mexican operations are subject to Mexican federal and state laws and regulations relating to the protection of the environment through the establishment of standards for water discharge, water supply, emissions, noise pollution, hazardous substances and transportation and handling of hazardous and solid waste. The Mexican government may bring administrative and criminal proceedings and impose economic sanctions against companies that violate environmental laws, and temporarily or even permanently close non-complying facilities.

The risk of incurring environmental liability is inherent in the railroad industry. As part of serving the petroleum and chemicals industry, the Company transports hazardous materials and has a professional team available to respond and handle environmental issues that might occur in the transport of such materials. Additionally, the Company is a partner in the Responsible Care® program and, as a result, has initiated certain

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

additional environmental, health and safety programs. The Company performs ongoing reviews and evaluations of the various environmental programs and issues within the Company’s operations, and, as necessary, takes actions intended to limit the Company’s exposure to potential liability.

The Company owns property that is, or has been, used for industrial purposes. Use of these properties may subject the Company to potentially material liabilities relating to the investigation and cleanup of contaminants, claims alleging personal injury, or property damage as the result of exposures to, or release of, hazardous substances. Although the Company is responsible for investigating and remediating contamination at several locations, based on currently available information, the Company does not expect any related liabilities, individually or collectively, to have a material impact on its results of operations, financial position or cash flows. Should the Company become subject to more stringent cleanup requirements at these sites, discover additional contamination, or become subject to related personal or property damage claims, the Company could incur material costs in connection with these sites.

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

Environmental remediation expense was $3.1 million for the year ended December 31, 2006, and was included in purchased services expense on the consolidated statements of income. Additionally, as of December 31, 2006, KCS had a liability for environmental remediation of $7.8 million. This amount was derived from a range of reasonable estimates based upon the studies and site surveys described above and in accordance with SFAS 5.

Casualty Claim Reserves.  The Company’s casualty and liability reserve for its U.S. business segment is based on a study by an independent third party actuarial firm performed on an undiscounted basis. The reserve is based on claims filed and an estimate of claims incurred but not yet reported. While the ultimate amount of claims incurred is dependent on various factors, it is management’s opinion that the recorded liability is a reasonable estimate of aggregate future claims. Adjustments to the liability are reflected as operating expenses in the period in which the adjustments are known. Casualty claims in excess of self-insurance levels are insured up to certain coverage amounts, depending on the type of claim and year of occurrence. The activity in the reserve follows (in millions):

	2006	2005

Balance at beginning of year	$103.9	$52.8
Liability acquired in the Mexrail acquisition	—	13.9
Accruals, net (includes the impact of actuarial studies)	35.0	57.6
Payments	(21.5)	(20.4)

Balance at end of year	$117.4	$103.9

Based on an updated study of casualty reserves for data through November 30, 2006 and the settlement of the Kemp case; the reserves for FELA, third party, and occupational illness claims are reflected in the table above for the year ended December 31, 2006. The changes to the reserve in the current year reflect the Kemp settlements and favorable loss experience in 2006.

During the third quarter of 2005, the Company initiated a new comprehensive actuarial study of all of its casualty reserves. Based on that study, the reserves for FELA, third-party and occupational illness claims were

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

increased, resulting in a charge to third quarter operating income of $37.8 million. The charge reflects the impact of higher settlements for major FELA and third-party claims and significant increases in the frequency of these claims in 2004 and 2005. In addition, the charge includes reserves for occupational illness including asbestos-related claims that were established on an actuarial basis for the first time.

Based on the results of the actuarial study, reserves for FELA and third-party claims were increased $30.3 million. The majority of these increases are attributable to adverse experience occurring since the previous year’s study, including an increase in the number of new claims and adverse development in the dollar amount of potential settlements for many significant prior claims.

Management believes that its previous reserve estimates for those prior claims were reasonable based on the information available at the time. The Company is continuing its practice of accruing monthly for estimated claim costs at levels recommended by the actuarial study and evaluation of recent known trends, and those accruals have been increased accordingly.

Disputes Relating to Payments for the Use of Trackage and Haulage Rights and Interline Services.  KCSM and Ferromex both initiated administrative proceedings seeking a determination by the Secretaria de Communicaciones y Transportes (“Secretariat of Communications and Transports” or “SCT”) of the rates that the companies should pay each other in connection with the use of trackage and haulage rights and interline and terminal services. The SCT, on March 13, 2002, issued rulings setting the rates for trackage and haulage rights. On August 5, 2002, the SCT issued a ruling setting the rates for interline and terminal services. KCSM and Ferromex appealed both rulings and, following trial and appellate court decisions, the Mexican Supreme Court on February 24, 2006, sustained KCSM’s appeal of the SCT’s trackage and haulage rights ruling, vacating the ruling and ordering the SCT to issue a new ruling consistent with the Court’s opinion. KCSM has not yet received the written opinion of the Mexican Supreme Court relating to the decision nor has the Mexican Supreme Court decided the interline and terminal services appeal. The Company believes that even if the rates set in 2002 become effective, there will be no material adverse effect on KCS’ results of operations. On October 2, 2006, KCS was served with a claim raised by Ferromex in which Ferromex asked for information concerning the interline traffic between KCSM and Ferromex, from January 1, 2002, through December 31, 2004, and an answer to this claim has been filed.

Disputes Relating to the Scope of the Mandatory Trackage Rights.  The SCT issued rulings determining Ferromex’s trackage rights in Monterrey in 2002. KCSM and Ferromex both appealed the SCT’s rulings. KCSM obtained a favorable ruling at the administrative federal court level. Ferromex appealed the ruling. The case was remanded to the Administrative Federal Court with the instructions to consider additional arguments before issuing its ruling. KCSM is still awaiting that ruling, but does not expect the ruling to have a material adverse effect on its financial condition or results of operations.

Claims Asserted under the TMM Acquisition Agreement.  As part of the acquisition of Grupo KCSM in 2005, KCS issued escrow notes totaling $47.0 million which are subject to reduction for certain potential losses related to incorrect representations and warranties or breaches of covenants in the Acquisition Agreement by TMM. On January 29, 2007, KCS advised TMM that KCS intended to assert claims for indemnification under the acquisition agreement related to representations and warranties made by TMM. On February 1, 2007, KCS received notice from TMM indicating that TMM would seek damages from KCS under the Acquisition Agreement, aggregating approximately $43 million as well as other unspecified damages. The parties are obligated under the Acquisition Agreement to attempt to resolve their differences informally and, if not successful, then to submit them to binding arbitration.

Acquisitions of Locomotives.  KCSM entered into an agreement with General Electric Company (“GE”) on August 14, 2006, to acquire 30 locomotives at a cost of approximately $63.7 million. Of the 30 locomotives, KCSM has taken legal possession of 22 as of December 31, 2006 with the remainder to be completed and delivered in the first quarter of 2007. The 22 locomotives where legal possession has been

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

taken have been recorded as assets held for sale at year-end. Upon completion and delivery of all 30 units, the Company will enter into a sale-leaseback transaction with the locomotives.

On August 25, 2006, KCSR entered into an agreement with Electro-Motive Diesel, Inc. (“EMD”) to acquire 30 locomotives to be delivered June 2007 through September 2007 at a total cost of $61.5 million. The Company intends to finance the acquisitions with equipment lease financings treated as operating leases.

Letters of Intent.  KCSR and KCSM entered into a letter of intent with GE on September 28, 2006, to acquire 80 locomotives to be delivered in late 2007 through August 2008 at an aggregate cost of approximately $160.8 million. KCSR intends to acquire 30 of these locomotives and KCSM intends to acquire the other 50. The letter of intent also provides KCSR and KCSM with an option to acquire an additional aggregate 40 locomotives for delivery in 2008. KCSR and KCSM each anticipates entering into purchase agreements with GE in the first quarter of 2007 with respect to the 80 locomotives. KCSR and KCSM entered into a letter of intent with EMD on November 29, 2006, to acquire 70 locomotives for delivery in October 2007 through April 2008 at an aggregate cost of approximately $140.9 million. KCSR intends to acquire 30 of these locomotives and KCSM intends to acquire the other 40. The Company intends to finance the acquisitions with equipment lease financings treated as operating leases.

Panama Canal Railway Company.  Under certain limited conditions, the Company is a guarantor for up to $5.6 million of cash deficiencies associated with the operations of PCRC. In addition, the Company is a guarantor for up to $3.0 million of equipment loans. Further, if the Company or its partner terminates the concession contract without the consent of IFC, the Company is a guarantor for up to half of the outstanding senior loans. See Note 3.

Note 12.	Derivative Instruments

The Company does not engage in the trading of derivatives. The Company’s objective for using derivative instruments is to manage fuel price risk and currency fluctuations. In general, the Company enters into derivative transactions in limited situations based on management’s assessment of current market conditions and perceived risks. However, management intends to respond to evolving business and market conditions and in doing so, may enter into such transactions more frequently as deemed appropriate.

Fuel Derivative Transactions.  The Company was a party to fuel swap agreements for 1.3 million gallons of fuel on December 31, 2006. Fuel hedging transactions, including fuel swaps as well as forward purchase commitments, resulted in a decrease in fuel expense of $0.7 million, $2.4 million and $3.0 million in 2006, 2005 and 2004, respectively. Subsequent to December 31, 2006, KCS entered into fuel swap agreements for 1.3 million gallons.

Foreign Exchange Contracts.  The purpose of KCSM’s foreign exchange contracts is to limit the risks arising from exchange rate fluctuations in its Mexican peso-denominated monetary assets and liabilities. Management determines the nature and quantity of any hedging transactions based upon net asset exposure and market conditions. On December 31, 2006, KCSM had one peso call option outstanding in the notational amount of $1.7 million based on an exchange rate per dollar of 14.50 Mexican pesos. The option expires May 30, 2007. On December 31, 2005, KCSM had two Mexican peso call options in the notational amounts of $1.2 million and $1.7 million, based on the average exchange rate of 13.00 and 12.50 pesos per dollar, respectively. These options expired on September 6 and May 30, 2006, respectively.

Foreign Currency Balances.  At December 31, 2006, KCSM had monetary assets and liabilities denominated in Mexican pesos of Ps2,304 million and Ps651 million, respectively. At December 31, 2005, KCSM had monetary assets and liabilities denominated in Mexican pesos of Ps1,088 million and Ps549 million, respectively. At December 31, 2006 and 2005, the exchange rate was 10.82 pesos per dollar and 10.64 pesos per dollar, respectively.

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

Note 13.	Quarterly Financial Data (Unaudited)

	Fourth	Third	Second	First
	In millions, except per share amounts

2006
Revenues	$442.4	$415.7	$413.1	$388.4
Operating income	88.2	77.3	77.5	61.3
Net income	40.6	31.3	24.1	12.9
Per share data:
Basic earnings per common share	$0.48	$0.35	$0.26	$0.11
Diluted earnings per common share	0.41	0.32	0.24	0.11
Dividends per share:
$25 par preferred stock	$0.25	$0.25	$0.25	$0.25
$1 par series C preferred stock	—	—	—	5.31
$1 par series D preferred stock	—	—	—	9.40
Stock price ranges:
$25 par preferred:
— High	$23.65	$23.50	$23.75	$23.50
— Low	22.75	22.25	22.00	22.00
Common:
— High	$30.00	$28.41	$27.75	$26.17
— Low	26.49	23.24	23.46	22.32
2005
Revenues	$388.1	$384.6	$381.1	$198.2
Operating income (loss)	47.7	(1.9)	(8.3)	24.8
Net income (loss)	5.2	112.7	(25.1)	8.1
Per share data:
Basic earnings (loss) per common share	$0.03	$1.35	$(0.33)	$0.09
Diluted earnings (loss) per common share	0.03	1.14	(0.33)	0.09
Dividends per share:
$25 par preferred stock	$0.25	$0.25	$0.25	$0.25
$1 par series C preferred stock(i)	5.31	5.31	5.31	5.31
$1 par series D preferred stock	—	—	—	—
Stock price ranges:
$25 par preferred:
— High	$23.50	$23.50	$23.50	$24.00
— Low	22.00	22.60	22.00	21.45
Common:
— High	$25.71	$23.44	$21.00	$20.34
— Low	20.55	19.47	18.45	16.05

(i)	The addition of four quarters of dividends on the $1 Par Preferred Stock Series C do not total the annual amount of $21.25, due to rounding.

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

Note 14.	Condensed Consolidating Financial Information

As discussed in Note 6, KCSR has outstanding $200 million of 9 1/2% Notes due 2008 and $200 million of 7 1/2% Notes due 2009. These notes are unsecured obligations of KCSR, however, they are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by KCS and certain wholly-owned domestic subsidiaries. For each of these note issues, KCSR registered exchange notes with the SEC that have substantially identical terms and associated guarantees and all of the initial senior notes for each issue have been exchanged for $200 million of registered exchange notes for each respective note issue.

The accompanying condensed consolidating financial information (in millions) has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and affiliates whose securities collateralize an issue registered or being registered.” This condensed information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with U.S. GAAP.

Condensed Consolidating Statements of Income

	2006
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Revenues	$—	$789.3	$10.0	$881.3	$(20.9)	$1,659.7
Operating expenses	16.7	631.7	19.5	708.4	(20.9)	1,355.4

Operating income (loss)	(16.7)	157.6	(9.5)	172.9	—	304.3
Equity in net earnings (losses) of unconsolidated affiliates	130.2	(1.7)	—	4.9	(126.1)	7.3
Interest expense	(5.7)	(65.1)	(1.7)	(96.1)	1.4	(167.2)
Debt retirement costs	—	(2.2)	—	(2.6)	—	(4.8)
Foreign exchange loss	—	—	—	(3.7)	—	(3.7)
Other income	0.7	10.7	—	8.7	(1.4)	18.7

Income (loss) before income taxes and minority interest	108.5	99.3	(11.2)	84.1	(126.1)	154.6
Income tax expense (benefit)	(0.7)	32.1	(4.3)	18.3	—	45.4
Minority interest	0.3	—	—	—	—	0.3

Net income (loss)	$108.9	$67.2	$(6.9)	$65.8	$(126.1)	$108.9

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

	2005
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Revenues	$—	$725.9	$21.9	$637.1	$(32.9)	$1,352.0
Operating expenses	19.1	650.7	22.9	629.9	(32.9)	1,289.7

Operating income (loss)	(19.1)	75.2	(1.0)	7.2	—	62.3
Equity in net earnings (losses) of unconsolidated affiliates	127.1	1.6	—	(4.1)	(121.7)	2.9
Interest income (expense)	(5.7)	(58.5)	2.4	(73.3)	1.6	(133.5)
Debt retirement costs	—	—	—	(4.4)	—	(4.4)
Foreign exchange gain	—	—	—	3.5	—	3.5
VAT/Put settlement gain (loss), net	(9.0)	—	—	140.9	—	131.9
Other income	2.2	6.3	0.1	6.3	(1.6)	13.3

Income before income taxes and minority interest	95.5	24.6	1.5	76.1	(121.7)	76.0
Income tax expense (benefit)	(5.4)	1.7	0.2	(3.6)	—	(7.1)
Minority interest	—	—	—	(17.8)	—	(17.8)

Net income	$100.9	$22.9	$1.3	$97.5	$(121.7)	$100.9

	2004
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Revenues	$—	$635.2	$20.5	$14.1	$(30.3)	$639.5
Operating expenses	14.7	529.0	19.1	23.5	(30.3)	556.0

Operating income (loss)	(14.7)	106.2	1.4	(9.4)	—	83.5
Equity in net earnings (losses) of unconsolidated affiliates	35.1	(0.8)	—	(3.9)	(34.9)	(4.5)
Interest expense	(0.8)	(43.6)	(0.4)	—	0.4	(44.4)
Other income	0.3	16.3	—	1.4	(0.4)	17.6
Debt retirement costs	—	(4.2)	—	—	—	(4.2)

Income (loss) before income taxes	19.9	73.9	1.0	(11.9)	(34.9)	48.0
Income tax expense (benefit)	(4.5)	31.0	0.4	(3.3)	—	23.6

Net income (loss)	$24.4	$42.9	$0.6	$(8.6)	$(34.9)	$24.4

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Balance Sheets

	December 31, 2006
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Assets:
Current assets	$4.8	$253.4	$4.8	$355.8	$(12.8)	$606.0
Investments held for operating purposes and affiliate investment	1,952.3	429.9	—	450.8	(2,768.1)	64.9
Property and equipment, net	0.6	1,163.7	227.9	1,060.5	(0.5)	2,452.2
Concession assets, net	—	—	—	1,303.3	—	1,303.3
Other assets	5.0	31.4	—	174.5	—	210.9

Total assets	$1,962.7	$1,878.4	$232.7	$3,344.9	$(2,781.4)	$4,637.3

Liabilities and equity:
Current liabilities	$353.4	$(229.5)	$140.1	$386.1	$(12.7)	$637.4
Long-term debt	0.2	733.4	0.6	897.6	—	1,631.8
Payables to affiliates	32.4	—	—	—	—	32.4
Deferred income taxes	(10.4)	361.0	76.5	(9.8)	—	417.3
Other liabilities	4.7	94.5	13.0	123.8	(0.3)	235.7
Minority interest	—	31.4	—	100.3	(31.4)	100.3
Stockholders’ equity	1,582.4	887.6	2.5	1,846.9	(2,737.0)	1,582.4

Total liabilities and equity	$1,962.7	$1,878.4	$232.7	$3,344.9	$(2,781.4)	$4,637.3

	December 31, 2005
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Assets:
Current assets	$2.4	$476.1	$20.3	$233.3	$(265.3)	$466.8
Investments held for operating purposes and affiliate investment	1,715.4	435.8	—	464.2	(2,555.1)	60.3
Property and equipment, net	0.1	1,334.0	239.3	724.9	—	2,298.3
Concession assets, net	—	—	—	1,360.4	—	1,360.4
Other assets	10.9	19.6	5.3	218.0	(16.0)	237.8

Total assets	$1,728.8	$2,265.5	$264.9	$3,000.8	$(2,836.4)	$4,423.6

Liabilities and equity:
Current liabilities	$202.2	$141.0	$240.2	$257.8	$(267.5)	$573.7
Long-term debt	0.2	738.1	0.6	925.0	—	1,663.9
Payables to affiliates	98.1	—	0.7	26.6	(45.0)	80.4
Deferred income taxes	(3.5)	424.6	(0.5)	4.5	(15.9)	409.2
Other liabilities	5.6	110.5	14.6	139.5	—	270.2
Stockholders’ equity	1,426.2	851.3	9.3	1,647.4	(2,508.0)	1,426.2

Total liabilities and equity	$1,728.8	$2,265.5	$264.9	$3,000.8	$(2,836.4)	$4,423.6

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Statements of Cash Flows

	2006
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Operating activities:
Excluding intercompany activity	$(148.7)	$225.4	$81.5	$128.0	$(18.7)	$267.5
Intercompany activity	187.7	(145.3)	(80.5)	19.4	18.7	—

Net cash provided	39.0	80.1	1.0	147.4	—	267.5

Investing activities:
Capital expenditures	—	(93.1)	—	(148.7)	—	(241.8)
Proceeds from disposal of property	—	26.9	—	3.1	—	30.0
Contribution from NS for MSLLC (net of change in restricted contribution)	—	—	—	79.5	—	79.5
Property investments in MSLLC	—	—	—	(37.8)	—	(37.8)
Other restricted cash	—	—	—	(3.0)	—	(3.0)
Proceeds from sales of investments, net	—	8.2	—	—	—	8.2
Investments in and loans to affiliates	—	—	—	(1.1)	—	(1.1)

Net cash used	—	(58.0)	—	(108.0)	—	(166.0)

Financing activities:
Proceeds from issuance of long- term debt	—	410.2	—	206.1	—	616.3
Repayment of long-term debt	(44.0)	(409.3)	(0.1)	(205.1)	—	(658.5)
Debt issuance costs	—	(7.5)	—	(8.4)	—	(15.9)
Proceeds from stock plans	8.6	—	—	—	—	8.6
Dividends paid	(4.3)	—	—	—	—	(4.3)
Excess tax benefit realized from options exercised	.2	—	—	—	—	.2

Net cash used	(39.5)	(6.6)	(0.1)	(7.4)	—	(53.6)

Cash and cash equivalents:
Net increase (decrease)	(0.5)	15.5	0.9	32.0	—	47.9
At beginning of year	0.7	20.7	(0.9)	10.6	—	31.1

At end of year	$0.2	$36.2	$—	$42.6	$—	$79.0

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

	2005
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Operating activities:
Excluding intercompany activity	$(1.1)	$107.4	$11.3	$61.2	$—	$178.8
Intercompany activity	17.3	(14.9)	(8.9)	6.5	—	—

Net cash provided	16.2	92.5	2.4	67.7	—	178.8

Investing activities:
Capital expenditures	—	(170.9)	(3.5)	(101.3)	—	(275.7)
Proceeds from disposal of property	—	5.7	—	0.6	—	6.3
Proceeds from investment sales	—	(8.0)	—	—	—	(8.0)
Investments in and loans to affiliates	(9.9)	(16.3)	—	8.0	7.7	(10.5)
Acquisition costs	(10.1)	—	—	—	—	(10.1)
Cash of Mexrail at acquisition	—	—	—	3.0	—	3.0
Cash of KCSM at acquisition	—	—	—	5.5	—	5.5
Repayment of loans to affiliates	—	10.1	—	4.2	(14.3)	—

Net cash used	(20.0)	(179.4)	(3.5)	(80.0)	(6.6)	(289.5)

Financing activities:
Proceeds from issuance of long- term debt	—	20.3	—	624.4	—	644.7
Repayment of long-term debt	(1.0)	62.7	—	(583.2)	—	(521.5)
Capital contribution	—	—	—	5.5	(5.5)	—
Proceeds of loans from affiliates	5.2	—	—	—	(5.2)	—
Repayment of loans from affiliates	(6.7)	—	—	(10.6)	17.3	—
Debt issuance costs	—	(2.9)	—	(13.6)	—	(16.5)
Proceeds from stock plans	1.7	—	—	—	—	1.7
Repurchase of common stock	(200.4)	—	—	—	—	(200.4)
Issuance of preferred stock, net proceeds	203.9	—	—	—	—	203.9
Dividends paid	(8.7)	—	—	—	—	(8.7)

Net cash provided (used)	(6.0)	80.1	—	22.5	6.6	103.2

Cash and cash equivalents:
Net increase (decrease)	(9.8)	(6.8)	(1.1)	10.2	—	(7.5)
At beginning of year	10.5	27.5	0.2	0.4	—	38.6

At end of year	$0.7	$20.7	$(0.9)	$10.6	$—	$31.1

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

	2004
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Operating activities:
Excluding intercompany activity	$(11.5)	$156.2	$1.9	$(3.9)	$—	$142.7
Intercompany activity	236.6	(239.7)	(0.2)	3.3	—	—

Net cash provided (used)	225.1	(83.5)	1.7	(0.6)	—	142.7

Investing activities:
Capital expenditures	—	(116.7)	(0.5)	—	—	(117.2)
Proceeds from disposal of property	—	4.9	—	—	—	4.9
Other restricted cash	(200.0)	—	—	—	—	(200.0)
Investments in and loans to affiliates	(41.7)	(10.5)	—	(9.3)	6.5	(55.0)
Proceeds from investment sales	0.4	—	—	0.1	—	0.5
Repayment of loans to affiliates	—	—	—	8.8	(8.8)	—
Other, net	(9.6)	(0.4)	—	—	—	(10.0)

Net cash used	(250.9)	(122.7)	(0.5)	(0.4)	(2.3)	(376.8)

Financing activities:
Proceeds from issuance of long- term debt	—	250.0	—	—	—	250.0
Repayment of long-term debt	—	(106.6)	(1.0)	—	—	(107.6)
Proceeds of loans from affiliates	6.5	—	—	—	(6.5)	—
Repayment of loans from affiliates	(8.8)	—	—	—	8.8	—
Debt issuance costs	—	(3.8)	—	—	—	(3.8)
Proceeds from stock plans	7.4	—	—	—	—	7.4
Dividends paid	(8.7)	—	—	—	—	(8.7)

Net cash provided (used)	(3.6)	139.6	(1.0)	—	2.3	137.3

Cash and cash equivalents:
Net increase (decrease)	(29.4)	(66.6)	0.2	(1.0)	—	(96.8)
At beginning of year	39.9	94.0	0.1	1.4	—	135.4

At end of year	$10.5	$27.4	$0.3	$0.4	$—	$38.6

Note 15.	Segment Reporting

The accompanying segment reporting information (in millions) has been prepared and presented pursuant to Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Operating units are defined as either U.S. or Mexico segments. Appropriate eliminations of revenue and reclassifications of operating revenues and expenses have been recorded in deriving

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

consolidated data. The U.S. segment consists primarily of KCSR and Tex-Mex. The Mexico segment consists of Grupo KCSM, KCSM and Arrendadora.

	2006
	U.S.	Mexico	Elimination	Consolidated

Revenue	$885.7	$774.0	$—	$1,659.7

Operating expenses:
Compensation and benefits	264.3	123.4	—	387.7
Purchased services	82.8	131.0	1.4	215.2
Fuel	140.8	112.8	—	253.6
Equipment costs	82.7	97.0	—	179.7
Depreciation and amortization	65.7	89.3	—	155.0
Casualties and insurance	44.9	8.5	—	53.4
KCSM employees’ statutory profit sharing	—	5.9	—	5.9
Other	78.9	27.4	(1.4)	104.9

Total operating expenses	760.1	595.3	—	1,355.4

Operating income	$125.6	$178.7	$—	$304.3

Income before income taxes and minority interest	$133.5	$87.2	$(66.1)	$154.6

Total assets	$3,464.7	$2,465.4	$(1,292.8)	$4,637.3
Total liabilities	1,750.6	1,204.0	—	2,954.6
Capital expenditures	125.7	116.1	—	241.8

	2005
	U.S.	Mexico	Elimination	Consolidated

Revenue	$804.4	$547.6	$—	$1,352.0

Operating expenses:
Compensation and benefits	244.8	95.6	—	340.4
Purchased services	84.6	108.7	1.8	195.1
Fuel	123.8	83.1	—	206.9
Equipment costs	68.9	80.9	—	149.8
Depreciation and amortization	60.0	67.7	—	127.7
Casualties and insurance	88.7	14.7	—	103.4
KCSM employees’ statutory profit sharing	—	41.1	—	41.1
Other	88.5	38.6	(1.8)	125.3

Total operating expenses	759.3	530.4	—	1,289.7

Operating income	$45.1	$17.2	$—	$62.3

Income before income taxes and minority interest	$90.0	$85.4	$(99.4)	$76.0

Total assets	$3,271.2	$2,418.3	$(1,265.9)	$4,423.6
Total liabilities	1,849.4	1,215.5	(67.5)	2,997.4
Capital expenditures	203.7	72.0	—	275.7

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

Note 16.	Subsequent Events

Preferred Stock Dividends.  On January 12, 2007, the Company declared a cash dividend on the Series C Preferred Stock and a stock dividend on the Series D Preferred Stock for dividends in arrears that were due May 15, 2006, August 15, 2006 and November 15, 2006, and the dividend payment due February 15, 2007. The dividends were paid on February 15, 2007, to stockholders of record on February 5, 2007. The Company also declared a cash dividend on the 4%, noncumulative Preferred Stock, payable April 3, 2007, to stockholders of record on March 12, 2007.

Consent Solicitation.  On January 29, 2007, KCSR commenced a consent solicitation to amend the indentures under which KCSR’s 9 1/2% Senior Notes due 2008 (“9 1/2% Notes”) and 7 1/2% Senior Notes due 2009 (“7 1/2% Notes”) were issued. The purpose of the consent solicitation was to (i) resolve an inconsistency in the inclusion of certain expenses, but not the income, of restricted subsidiaries in the calculation of the consolidated coverage ratio under the indentures, (ii) amend the definition of refinancing indebtedness to allow the inclusion of certain related premiums, interest, fees and expenses in permitted refinancing indebtedness and (iii) obtain waivers of any defaults arising from certain actions taken in the absence of such proposed amendments. On February 5, 2007, KCSR obtained the requisite consents from the holders of each series of Notes to amend their respective indentures as described above and executed supplemental indentures containing such amendments and waivers.

Credit Facility Waiver.  On January 31, 2007, KCS provided written notice to the lenders under the 2006 Credit Agreement of certain representation and other defaults under the 2006 Credit Agreement arising from the potential defaults which existed under KCSR indentures as described above. These defaults limited KCSR’s access to the revolving credit facility. In its notice of default, the Company also requested that the lenders waive these defaults. On February 5, 2007 the Company received a waiver of such defaults from all of the lenders under the 2006 Credit Agreement. The Company is currently not in default of the 2006 Credit Agreement and has access to the revolving credit facility.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a) Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the fiscal year for which this annual report on Form 10-K is filed. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the current disclosure controls and procedures are effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter (the fourth quarter in the case of an annual report) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c) Internal Control over Financial Reporting

The report of management on the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) is included as “Management’s Report on Internal Control over Financial Reporting” in Item 8.

KPMG LLP, the independent registered public accounting firm that audited the Company’s financial statements contained herein, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. The attestation report is included in Item 8.

Item 9B.  Other Information

None.

Part III

The Company has incorporated by reference certain responses to the Items of this Part III pursuant to Rule 12b-23 under the Exchange Act and General Instruction G(3) to Form 10-K. The Company’s definitive proxy statement for the annual meeting of stockholders scheduled for May 3, 2007 (“Proxy Statement”), will be filed no later than 120 days after December 31, 2006.

Item 10.	Directors, Executive Officers and Corporate Governance

(a) Directors of the Company

The sections of the Company’s definitive proxy statement for the 2007 annual meeting of stockholders entitled “Proposal 1 — Election of Two Directors” and “The Board of Directors” are incorporated by reference in partial response to this Item 10.

(b) Executive Officers of the Company

See “Executive Officers of KCS and Subsidiaries” in Part I, Item 4 of this annual report incorporated by reference herein for information about the executive officers of the Company.

(c) Audit Committee and Audit Committee Financial Experts

The section of the Company’s definitive proxy statement for the 2007 annual meeting of stockholders entitled “Board Committees — The Audit Committee” is incorporated by reference in partial response to this Item 10.

(d) Compliance with Section 16(a) of the Exchange Act

The response to Item 405 of Regulation S-K under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2007 annual meeting of stockholders is incorporated by reference in partial response to this Item 10.

(e) Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics (“Code of Ethics”) that applies to directors, officers (including, among others, the principal executive officer, principal financial officer and principal accounting officer) and employees. The Company has posted its Code of Ethics on its website (www.kcsouthern.com) and will post on its website any amendments to, or waivers from, a provision of its Code of Ethics that applies to the Company’s principal executive officer, principal financial officer or principal accounting officer as required by applicable rules and regulations. The Code of Ethics is available, in print, upon written request to the Corporate Secretary, P.O. Box 219335, Kansas City, Missouri 64121-9335.

(f) Annual Certification to the New York Stock Exchange

KCS’ common stock is listed on the New York Stock Exchange (“NYSE”). As a result, the Chief Executive Officer is required to make annually, and he made on May 22, 2006, a CEO’s Annual Certification to the New York Stock Exchange in accordance with Section 303A.12 of the NYSE Listed Company Manual stating that he was not aware of any violations by KCS of the NYSE corporate governance listing standards.

Item 11.	Executive Compensation

The sections of the Company’s definitive proxy statement for the 2007 annual meeting of stockholders entitled “Non-Management Director Compensation,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Management Compensation Tables,” and “Board Committees — The Compensation Committee — Compensation Committee Interlocks and Insider Participation” are incorporated by reference in response to this Item 11.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The section of the Company’s definitive proxy statement for the 2007 annual meeting of stockholders entitled “Beneficial Ownership” is incorporated by reference in partial response to this Item 12.

Equity Compensation Plan Information.

The following table provides information as of December 31, 2006, about the common stock that may be issued upon the exercise of options, warrants and rights, as well as shares remaining available for future issuance under the Company’s existing equity compensation plans.

Number of Securities
Remaining Available
	Number of Securities		for Future Issuance
	to be Issued	Weighted-Average	Under Equity Compensation
	Upon Exercise of	Exercise Price of	Plans — Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	the First Column(i)

Equity compensation plans:
Approved by security holders	2,940,332	$8.98	6,895,114
Not approved by security holders	—	—	—

Total	2,940,332	$8.98	6,895,114

(i)	Includes 4,201,897 shares available for issuance under the Employee Stock Purchase Plan and 2,693,217 shares available for issuance under the 1991 Plan as awards in the form of Nonvested Shares, Bonus Shares, Performance Units or Performance Shares or issued upon the exercise of Options (including ISOs), stock appreciation rights or limited stock appreciation rights awarded under the 1991 Plan.

The Company has no knowledge of any arrangement the operation of which may at a subsequent date result in a change of control of the Company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The sections of the Company’s definitive proxy statement for the 2007 annual meeting of stockholders entitled “Insider Disclosures,” “The Board of Directors — Non-Management Director Independence” and “Board Committees — The Compensation Committee — Compensation Committee Interlocks and Insider Participation” are incorporated by reference in response to this Item 13.

Item 14.	Principal Accountant Fees and Services

The sections of the Company’s definitive proxy statement for the 2007 annual meeting of stockholders entitled “Board Committees — the Audit Committee” and “Independent Registered Public Accounting Firm” are incorporated by reference in response to this Item 14.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	List of Documents filed as part of this Report

(1) Financial Statements

The financial statements and related notes, together with the report of KPMG LLP appear in Part II Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

(2) Financial Statement Schedules

The schedules and exhibits for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission appear in Part II Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

(3) List of Exhibits

(a) Exhibits

The Company has attached or incorporated by reference herein certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act.

Exhibit	Description

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1	Amended and Restated Acquisition Agreement, dated as of December 15, 2004, by and among KCS, KARA Sub, Inc., KCS Investment I, Ltd., KCS Acquisition Subsidiary, Inc., Caymex Transportation, Inc., Grupo TMM, S.A., TMM Holdings, S.A. de C.V., TMM Multimodal, S.A. de C.V. and Grupo Transportación Ferroviaria Mexicana, S.A. de C.V. (currently known as Grupo KCSM, S.A. de C.V. (“Grupo KCSM”)) (the “Amended Acquisition Agreement”), filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2004 (File No. 1-4717), is incorporated herein by reference as Exhibit 2.1.
2.2	Stockholders’ Agreement by and among KCS, Grupo TMM, S.A., TMM Holdings, S.A. de C.V., TMM Multimodal, S.A. de C.V. and certain stockholders of Grupo TMM, S.A (the “Stockholders’ Agreement”), filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 21, 2004 (File No. 1-4717), is incorporated herein by reference as Exhibit 2.2.
2.3	Registration Rights Agreement by and among KCS, Grupo TMM, S.A., TMM Multimodal, S.A. de C.V. and certain stockholders of Grupo TMM, S.A. (the “Acquisition Registration Rights Agreement”), filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 21, 2004 (File No. 1-4717), is incorporated herein by reference as Exhibit 2.3.
2.4	Consulting Agreement by and between KCS and José F. Serrano International Business, S.A. de C.V. (the “Consulting Agreement”), filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 21, 2004 (File No. 1-4717), is incorporated herein by reference as Exhibit 2.4.
2.5	Marketing and Services Agreement by and among KCSR, TMM Logistics, S.A. de C.V. and TFM, S.A. de C.V. (currently known as Kansas City Southern de México, S. de R.L. de C.V. (“KCSM”)) (the “Marketing and Services Agreement”), filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 21, 2004 (File No. 1-4717), is incorporated herein by reference as Exhibit 2.5.
2.6	Rights Agreement, dated as of September 29, 2005, by and between KCS and UMB Bank, n.a. (the “2005 Rights Agreement”), filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 3, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 2.6.
2.7	Registration Rights Agreement, dated November 21, 2006, among Kansas City Southern de México, S.A. de C.V. (currently known as Kansas City Southern de México, S. de R.L. de C.V. (“KCSM”)), Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, BBVA Securities Inc., BMO Capital Markets Corp., and Scotia Capital (USA) Inc. (the “2006 Registration Rights Agreement”), filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 28, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 2.7.
(3)	Articles of Incorporation and Bylaws
Articles of Incorporation
3.1	Exhibit 3.1 to the Company’s Registration Statement on Form S-4 originally filed July 12, 2002 (Registration No. 333-92360), as amended and declared effective on July 30, 2002 (the “2002 S-4 Registration Statement”), Restated Certificate of Incorporation, is incorporated herein by reference as Exhibit 3.1.
Bylaws
3.2	The Amended and Restated By-Laws of Kansas City Southern, as amended on January 18, 2007, are attached to this Form 10-K as Exhibit 3.2.
(4)	Instruments Defining the Right of Security Holders, Including Indentures
4.1	The Fourth, Seventh, Eighth, Eleventh, Twelfth, Thirteenth, Fourteenth, Fifteenth and Sixteenth paragraphs of the Company’s Restated Certificate of Incorporation. (See Exhibit 3.1).

Exhibit		Description

4.2		Article I, Sections 1, 3 and 11 of Article II, Article V and Article VIII of the Company’s Bylaws. (See Exhibit 3.2).
4.3		Indenture, dated July 1, 1992, between Kansas City Southern and The Chase Manhattan Bank (the “1992 Indenture”) filed as Exhibit 4 to the Company’s Shelf Registration of $300 million of Debt Securities on Form S-3 filed June 19, 1992 (Registration No. 33-47198) and as Exhibit 4(a) to the Company’s Form S-3 filed March 29, 2003 (Registration No. 33-60192) registering $200 million of Debt Securities, is incorporated herein by reference as Exhibit 4.3.
4	.3.1	Supplemental Indenture, dated December 17, 1999, with respect to the 7% Debentures Due December 15, 2025 issued pursuant to the 1992 Indenture, filed as Exhibit 4.5.4 to the Company’s Form 10-K for the fiscal year ended December 31, 1999 (File No 1-4717), is incorporated herein by reference as Exhibit 4.3.1.
4.4		Indenture, dated as of September 27, 2000, among the Company, The Kansas City Southern Railway Company (“KCSR”), certain other subsidiaries of the Company and The Bank of New York, as Trustee (the “2000 Indenture”), filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-4 originally filed on January 25, 2001 (Registration No. 333-54262), as amended and declared effective on March 15, 2001 (the “2001 S-4 Registration Statement”), is incorporated herein by reference as Exhibit 4.4.
4	.4.1	Supplemental Indenture, dated as of January 29, 2001, to the 2000 Indenture, among the Company, KCSR, certain other subsidiaries of the Company and The Bank of New York, as trustee, filed as Exhibit 4.1.1 to the Company’s 2001 S-4 Registration Statement (Registration No. 333-54262), is incorporated herein by reference as Exhibit 4.4.1.
4	.4.2	Second Supplemental Indenture, dated as of June 10, 2005, to the 2000 Indenture, among the Company, KCSR, and certain other subsidiaries of the Company and The Bank of New York, as Trustee, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.4.2.
4	.4.3	Third Supplemental Indenture, dated as of February 5, 2007, to the 2000 Indenture, among the Company, KCSR, certain other subsidiaries of the Company and the Bank of New York Trust Company, N.A., as Trustee, is attached to this Form 10-K as Exhibit 4.4.3
4	.4.4	Form of Exchange Note (included as Exhibit B to Exhibit 4.4 of this Form 10-K).
4.5		Exchange and Registration Rights Agreement, dated as of September 27, 2000, among the Company, KCSR, and certain other subsidiaries of the Company, filed as Exhibit 4.3 to the Company’s 2001 S-4 Registration Statement (Registration No. 333-54262), is incorporated herein by reference as Exhibit 4.5.
4.6		The Indenture, dated June 12, 2002, among KCSR, the Company and certain subsidiaries of the Company, and U.S. Bank National Association, as Trustee (the “June 12, 2002 Indenture”), filed as Exhibit 4.1 to the 2002 S-4 Registration Statement (Registration No. 333-92360), is incorporated herein by reference as Exhibit 4.6.
4	.6.1	Form of Face of Exchange Note, included as Exhibit B to Exhibit 4.7 and filed as Exhibit 4.2 to the 2002 S-4 Registration Statement (Registration No. 333-92360), is incorporated herein by reference as Exhibit 4.6.1.
4	.6.2	Supplemental Indenture, dated June 10, 2005, to the June 12, 2002 Indenture among the Company, KCSR, and certain other subsidiaries of the Company, and U.S. Bank National Association, as Trustee, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005, is incorporated herein by reference as Exhibit 4.6.2.
4	.6.3	Second Supplemental Indenture, dated as of February 5, 2007, to the June 12, 2002 Indenture among the Company, KCSR, and certain other subsidiaries of the Company, and U.S. Bank National Association, as Trustee, is attached to this Form 10-K as Exhibit 4.6.3.
4.7		Certificate of Designations of 4.25% Redeemable Cumulative Convertible Perpetual Preferred Stock, Series C, filed as Exhibit 3.1(b) to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.7.

Exhibit		Description

4.8		Registration Rights Agreement dated May 5, 2003 among KCS, Morgan Stanley & Co. Incorporated and Deutsche Bank Securities Inc., filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-3 originally filed on August 1, 2003 (Registration No. 333-107573), as amended and declared effective on October 24, 2003 (the “2003 S-3 Registration Statement”), is incorporated herein by reference as Exhibit 4.8.
4.9		Certificate of Designations of 5.125% Cumulative Convertible Perpetual Preferred Stock, Series D, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on December 15, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.9.
4.10		Indenture, dated as of June 16, 1997, among KCSM, Grupo TFM, S.A. de C.V.(currently known as Grupo KCSM, S.A. de C.V. (“Grupo KCSM”)), as guarantor, The Bank of New York, as trustee, and Bankers Trust Luxembourg, S.A., as a Paying Agent, covering up to $150,000,000 of TFM’s 10.25% Senior Notes due 2007 (the “1997 Indenture”), filed as Exhibit 4.10 to the Company’s Registration Statement on Form S-1 originally filed on November 20, 2006 (Registration No. 333-138831), as amended and declared effective on December 4, 2006 (the “2006 S-1 Registration Statement”), is incorporated herein by reference as Exhibit 4.10.
4	.10.1	First Supplemental Indenture, dated as of May 21, 2002, among KCSM, Grupo KCSM, as guarantor, The Bank of New York, as trustee, and Deutsche Bank Luxembourg S.A., as the paying agent, to the 1997 Indenture, filed as Exhibit 4.11 to 2006 S-1 Registration Statement (Registration No. 333-138831), is incorporated herein by reference as Exhibit 4.10.1.
4	.10.2	Second Supplemental Indenture, dated November 21, 2006, among Kansas City Southern de México, S.A. de C.V., as issuer, The Bank of New York, as trustee, Deutsche Bank Luxembourg S.A., as paying agent and Grupo KCSM, S.A. de C.V., as guarantor, to the 1997 Indenture, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 28, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.10.2.
4.11		Indenture, dated as of June 13, 2002, between TFM and The Bank of New York, as Trustee, covering up to $180,000,000 of TFM’s 12.50% Senior Notes due 2012 (the “June 13, 2002 Indenture”), filed as Exhibit 4.12 to the 2006 S-1 Registration Statement (Registration No. 333-138831), is incorporated herein by reference as Exhibit 4.11.
4.12		Indenture, dated as of April 19, 2005, between TFM and The Bank of Nova Scotia Trust Company of New York, covering up to $460,000,000 of TFM’s 9 3/8% Senior Notes due 2012 (the “2005 Indenture”), filed as Exhibit 4.13 to the 2006 S-1 Registration Statement (Registration No. 333-138831), is incorporated herein by reference as Exhibit 4.12.
4.13		Indenture, dated November 21, 2006, between Kansas City Southern de Mexico, S.A. de C.V. and U.S. Bank National Association, as trustee and paying agent (the “2006 Indenture”), filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 28, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.13.
(10)		Material Contracts
10.1		Form of Officer Indemnification Agreement attached as Exhibit 10.1 to the Company’s Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.1.
10.2		Form of Director Indemnification Agreement attached as Exhibit 10.2 to the Company’s Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.2.
10.3		Description of the Company’s 1991 incentive compensation plan, filed as Exhibit 10.4 to the Company’s Form 10-K for the fiscal year ended December 31, 1990 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.3.
10.4		Directors Deferred Fee Plan, adopted August 20, 1982, as amended and restated effective January 1, 2005, filed as Exhibit 10.7 to the Company’s Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.4.

Exhibit		Description

10.5		Kansas City Southern 1991 Amended and Restated Stock Option and Performance Award Plan, as amended and restated effective as of May 5, 2005 (the “Amended 1991 Plan”), filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 11, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.5.
10	.5.1	Form of Non-Qualified Stock Option Award Agreement for employees under the Amended 1991 Plan, filed as Exhibit 10.8.2 to the Company’s Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.5.1.
10	.5.2	Form of Non-Qualified Stock Option Award Agreement for Directors under the Amended 1991 Plan, filed as Exhibit 10.8.3 to the Company’s Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.5.2.
10	.5.3	Form of Non-Qualified Stock Option Award agreement for employees under the Amended 1991 Plan (referencing threshold dates), filed as Exhibit 10.8.4 to the Company’s Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.5.3.
10	.5.4	Form of Restricted Shares Award and Performance Shares Award Agreement under the Amended 1991 Plan, is attached to this Form 10-K as Exhibit 10.5.4.
10	.5.5	Form of Restricted Shares Award Agreement (graded vesting) under the Amended 1991 Plan, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on May 11, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.5.5.
10	.5.6	Form of Restricted Shares Award Agreement (cliff vesting) under the Amended 1991 Plan, filed as Exhibit 10.1 to the Company’s Form 8-K filed on March 18, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.5.6.
10	.5.7	Form of Restricted Shares Award Agreement under the Amended 1991 Plan (applicable to restricted shares to be purchased), filed as Exhibit 10.8.7 to the Company’s Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.5.7.
10.6		Kansas City Southern 401(k) and Profit Sharing Plan (as amended and restated, effective April 1, 2002) (the “Amended 401(k) and Profit Sharing Plan”), filed as Exhibit 10.10.1 to the Company’s Form 10-K for the fiscal year ended December 31, 2002 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.6.
10	.6.1	First Amendment to the Amended 401(k) and Profit Sharing Plan, effective January 1, 2003, filed as Exhibit 10.10.2 to the Company’s Form 10-K for the fiscal year ended December 31, 2002 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.6.1.
10	.6.2	Amendment to the Amended 401(k) and Profit Sharing Plan, dated June 30, 2003 and effective as of January 1, 2001, filed as Exhibit 10.10.3 to the Company’s Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.6.2.
10	.6.3	Amendment to the Amended 401(k) and Profit Sharing Plan, dated December 3, 2003 and effective as of January 1, 2003, filed as Exhibit 10.10.4 to the Company’s Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.6.3.
10.7		Assignment, Consent and Acceptance Agreement, dated August 10, 1999, by and among the Company, DST Systems, Inc. and Stilwell Financial Inc., filed as Exhibit 10.10 to the Company’s 2001 S-4 Registration Statement (Registration No. 333-54262), is incorporated herein by reference as Exhibit 10.7.
10.8		Employment Agreement, as amended and restated January 1, 2001, by and among the Company, KCSR and Michael R. Haverty, filed as Exhibit 10.12 to the Company’s Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.8.
10.9		Employment Agreement, dated January 1, 2005, between KCSR and Arthur L. Shoener, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on February 14, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.9.
10.10		Employment Agreement, dated May 15, 2006, between KCSR and Patrick J. Ottensmeyer, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 12, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.10.

Exhibit		Description

10.11		Employment Agreement, dated May 15, 2006, between KCSR, KCS and Daniel W. Avramovich, attached as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on June 12, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.11.
10.12		Employment Agreement, dated June 7, 2006, between KCSR and Michael K. Borrows, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 15, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.12.
10.13		Kansas City Southern Executive Plan, as amended and restated January 1, 2005, filed as Exhibit 10.17 to the Company’s Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.13.
10.14		The Kansas City Southern Annual Incentive Plan, as approved by the Company’s Compensation Committee on January 17, 2007, is attached to this Form 10-K as Exhibit 10.14.
10.15		Security Agreement dated March 30, 2004 from KCS, KCSR and certain other subsidiaries of KCS to The Bank of Nova Scotia as Collateral Agent, filed as Exhibit 10.19.1 to the Company’s Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.15.
10	.15.1	Amendment No. 1 to the Security Agreement among KCSR, KCS, the subsidiary guarantors, the lenders party thereto and The Bank of Nova Scotia, dated as of December 22, 2004, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2004 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.15.1.
10	.15.2	Amended and Restated Credit Agreement, dated April 28, 2006 among KCSR, KCS, the subsidiary guarantors, the lenders party thereto, The Bank of Nova Scotia, Morgan Stanley Senior Funding, Inc., Harris Bank, N.A., LaSalle Bank National Association and Bank of Tokyo-Mitsubishi UFJ Trust Company, and Scotia Capital, filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended March 31, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.15.2.
10.16		The 1992 Indenture. (See Exhibit 4.3).
10	.16.1	The Supplemental Indenture, dated as of December 17, 1999, to the 1992 Indenture. (See Exhibit 4.3.1).
10.17		The 2000 Indenture. (See Exhibit 4.4).
10	.17.1	The Supplemental Indenture, dated as of January 29, 2001, to the 2000 Indenture. (See Exhibit 4.4.1).
10	.17.2	The Second Supplemental Indenture, dated as of June 10, 2005, to the 2000 Indenture. (See Exhibit 4.4.2).
10	.17.3	The Third Supplemental Indenture, dated as of February 5, 2007, to the 2000 Indenture. (See Exhibit 4.4.3).
10.18		Intercompany Agreement, dated as of August 16, 1999, between the Company and Stilwell Financial Inc., filed as Exhibit 10.23 to the Company’s 2001 S-4 Registration Statement (Registration No. 333-54262), is incorporated herein by reference as Exhibit 10.18.
10.19		Tax Disaffiliation Agreement, dated as of August 16, 1999, between the Company and Stilwell Financial Inc., filed Exhibit 10.24 to the Company’s 2001 S-4 Registration Statement (Registration No. 333-54262), is incorporated herein by reference as Exhibit 10.19.
10.20		Lease Agreement, as amended, between The Kansas City Southern Railway Company and Broadway Square Partners LLP dated June 26, 2001, filed as Exhibit 10.34 to the Company’s Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.20.
10.21		The June 12, 2002 Indenture. (See Exhibit 4.6).
10	.21.2	The Supplemental Indenture, dated as of June 10, 2005, to the June 12, 2002 Indenture. (See Exhibit 4.6.2).
10	.21.3	The Second Supplemental Indenture, dated as of February 5, 2007, to the June 12, 2002 Indenture (See Exhibit 4.6.3).

Exhibit		Description

10.22		Agreement to Forego Compensation between A. Edward Allinson and the Company, fully executed on March 30, 2001; Loan Agreement between A. Edward Allinson and the Company fully executed on September 18, 2001; and the Promissory Note executed by the Trustees of The A. Edward Allinson Irrevocable Trust Agreement dated, June 4, 2001, Courtney Ann Arnot, A. Edward Allinson III and Bradford J. Allinson, Trustees, as Maker, and the Company, as Holder, filed as Exhibit 10.36 to the Company’s Form 10-K for the fiscal year ended December 31, 2002 (File No. 1-4717), are incorporated herein by reference as Exhibit 10.22.
10.23		Agreement to Forego Compensation between Michael G. Fitt and the Company, fully executed on March 30, 2001; Loan Agreement between Michael G. Fitt and the Company, fully executed on September 7, 2001; and the Promissory Note executed by the Trustees of The Michael G. and Doreen E. Fitt Irrevocable Insurance Trust, Anne E. Skyes, Colin M-D. Fitt and Ian D.G. Fitt, Trustees, as Maker, and the Company, as Holder, filed as Exhibit 10.37 to the Company’s Form 10-K for the fiscal year ended December 31, 2002 (File No. 1-4717), are incorporated herein by reference as Exhibit 10.23.
10.24		Kansas City Southern Employee Stock Ownership Plan (as amended and restated, effective April 1, 2002) (the “Amended Employee Stock Ownership Plan”), filed as Exhibit 10.38 to the Company’s Form 10-K for the fiscal year ended December 31, 2002 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.24.
10	.24.1	Amendment to the Amended Employee Stock Ownership Plan, dated June 30, 2003 and effective as of January 1, 2001, filed as Exhibit 10.38.2 to the Company’s Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.24.1.
10	.24.2	Amendment to the Amended Employee Stock Ownership Plan, dated December 3, 2003 and effective as of January 1, 2003, filed as Exhibit 10.38.3 to the Company’s Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.24.2.
10.25		Placement Agreement, dated April 29, 2003, by and among the Company, Morgan Stanley & Co. Incorporated and Deutsche Bank Securities Inc., filed as Exhibit 10 to the Company’s Form 10-Q for the period ended June 30, 2003 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.25.
10.26		The Amended Acquisition Agreement. (See Exhibit 2.1).
10.27		The Stockholders’ Agreement. (See Exhibit 2.2).
10.28		The Acquisition Registration Rights Agreement. (See Exhibit 2.3).
10.29		The Consulting Agreement. (See Exhibit 2.4).
10.30		The Marketing and Services Agreement. (See Exhibit 2.5).
10.31		The 2005 Rights Agreement. (See Exhibit 2.6).
10.32		Form of Indemnity Escrow Note (as defined in the Amended Acquisition Agreement), filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 21, 2004 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.32.
10.33		Form of VAT Escrow Note (as defined in the Amended Acquisition Agreement), filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed December 21, 2004 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.33.
10.34		Closing Escrow Agreement by and among KCS, KARA Sub, Inc., KCS Investment I, Ltd., KCS Acquisition Subsidiary, Inc., Caymex Transportation, Inc., Grupo TMM, S.A., TMM Holdings, S.A. de C.V., TMM Multimodal, S.A. de C.V. and The Bank of Nova Scotia Trust Company of New York, filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed December 21, 2004 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.34.
10.35		Indemnity Escrow Agreement by and among KCS, KARA Sub, Inc., KCS Investment I, Ltd., Caymex Transportation, Inc., Grupo TMM, S.A., TMM Multimodal, S.A. de C.V. and The Bank of Nova Scotia Trust Company of New York, filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed December 21, 2004 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.35.

Exhibit		Description

10.36		VAT Escrow Agreement by and among KCS, KARA Sub, Inc., KCS Investment I, Ltd., KCS Acquisition Subsidiary, Inc., Caymex Transportation, Inc., Grupo TMM, S.A., TMM Holdings, S.A. de C.V., TMM Multimodal, S.A. de C.V. and The Bank of Nova Scotia Trust Company of New York, filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K filed December 21, 2004 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.36.
10.37		Consulting Compensation Escrow Agreement by and among KCS, Jose F. Serrano International Business, S.A. de C.V. and The Bank of Nova Scotia Trust Company of New York, filed as Exhibit 10.11 to the Company’s Current Report on Form 8-K filed December 21, 2004 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.37.
10.38		Agreement of Assignment and Assumption of Rights, and Agency Agreement with Undisclosed Principal, Duties and Obligations, filed as Exhibit 10.12 to the Company’s Current Report on Form 8-K filed December 21, 2004 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.38.
10.39		Underwriting Agreement, dated December 5, 2005, between the Company and Morgan Stanley & Co. Incorporated, filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed December 6, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.39.
10.40		Underwriting Agreement, dated December 5, 2005, among the Company, Grupo TMM, S.A. and Morgan Stanley & Co. Incorporated, filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed December 6, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.40.
10.41		Transaction Agreement, dated December 1, 2005, among the Company, KCSR, Norfolk Southern Corporation and The Alabama Great Southern Railroad Company (the “Transaction Agreement”), filed as Exhibit 10.46 to the Company’s Form 10-K for the fiscal year ended December 31, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.41.
10	.41.1	Amendment No. 1 to the Transaction Agreement dated as of January 17, 2006, filed as Exhibit 10.47 to the Company’s Form 10-K for the fiscal year ended December 31, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.41.1.
10	.41.2	Amendment No. 2 to the Transaction Agreement dated as of May 1, 2006, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.41.2.
10.42		Participation Agreement, dated as of December 20, 2005, among KCSR, KCSR Trust 2005-1 (acting through Wilmington Trust Company, as owner trustee) (“2005 Trust”), GS Leasing (KCSR 2005-1) LLC, Wells Fargo Bank Northwest, National Association, Export Development Canada, and KfW, filed as Exhibit 10.48 to the Company’s Form 10-K for the fiscal year ended December 31, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.42.
10.43		Equipment and Lease Agreement, dated as of December 20, 2005, by and between KCSR and the 2005 Trust, filed as Exhibit 10.49 to the Company’s Form 10-K for the fiscal year ended December 31, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.43.
10.44		Participation Agreement, dated as of August 2, 2006, among KCSR, KCSR Trust 2006-1 (acting through Wilmington Trust Company, as owner trustee) (“2006 Trust”), HSH Nordbank AG, New York Branch, Wells Fargo Bank Northwest, National Association, and DVB Bank AG, filed as Exhibit 10.4 to the Company’s Form 10-Q for the period ended September 30, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.44.
10.45		Equipment and Lease Agreement, dated as of August 2, 2006, by and between KCSR and the 2006 Trust, filed as Exhibit 10.4 to the Company’s Form 10-Q for the period ended September 30, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.45.
10.46		Limited Liability Company Agreement of Meridian Speedway, LLC by and between the Alabama Great Southern Railroad Company and Kansas City Southern dated May 1, 2006, filed as Exhibit 10.3 to the Company’s Form 10-Q for the period ended March 31, 2006, (File No. 1-4717), is incorporated herein by reference as Exhibit 10.46.

Exhibit		Description

10.47		Underwriting Agreement, dated December 4, 2006, among the Company, Morgan Stanley & Co. Incorporated, and Grupo TMM, S.A., filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed December 5, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.47.
10.48		The 1997 Indenture. (See Exhibit 4.10).
10	.48.1	The First Supplemental Indenture, dated as of May 21, 2002, to the 1997 Indenture. (See Exhibit 4.10.1).
10	.48.2	The Second Supplemental Indenture, dated November 21, 2006, to the 1997 Indenture. (See Exhibit 4.10.2).
10.49		The June 13, 2002 Indenture. (See Exhibit 4.11).
10.51		The 2006 Indenture. (See Exhibit 4.13).
10.52		The 2006 Registration Rights Agreement. (See Exhibit 2.7).
10.53		Credit Agreement, dated October 24, 2005, among the Company, as borrower, Arrendadora TFM, S.A. de C.V., as guarantor, Bank of America, N.A. as administrative agent, BBVA Bancomer, as collateral agent, and BBVA Securities, Inc. and Banc of America Securities, LLC as arrangers (the “2005 Credit Agreement”), filed as Exhibit 10.9 to KCSM’s Registration Statement on Form S-4 originally filed on November 8, 2005 (Registration No. 333-129566), is attached to this Form 10-K as Exhibit 10.53.
10	.53.1	Amendment No. 1 and Waiver No. 1, dated April 7, 2006, to the 2005 Credit Agreement, filed as Exhibit 10.10 to KCSM’s Form 10-K for the fiscal year ended December 31, 2005, is attached to this Form 10-K as Exhibit 10.53.1.
10.54		Lease Agreement between KCSR and Louisiana Southern Railroad, Inc., dated September 25, 2005, filed as Exhibit 10.5 to the Company’s Form 10-Q for the period ended June 30, 2005, is incorporated herein by reference as Exhibit 10.54.
10.55		Lease Agreement between KCSR and Alabama Southern Railroad, Inc., dated September 25, 2005, filed as Exhibit 10.6 to the Company’s Form 10-Q for the period ended June 30, 2005, is incorporated herein by reference as Exhibit 10.55.
10.56		Lease Agreement between KCSR and Arkansas Southern Railroad, Inc., dated September 25, 2005, filed as Exhibit 10.7 to the Company’s Form 10-Q for the period ended June 30, 2005, is incorporated herein by reference as Exhibit 10.56.
10.57		Lease Agreement between KCSR and Arkansas Southern Railroad, Inc., dated September 25, 2005, filed as Exhibit 10.8 to the Company’s Form 10-Q for the period ended June 30, 2005, is incorporated herein by reference as Exhibit 10.57.
10.58		Lease Agreement between KCSR and Louisiana Southern Railroad, Inc., dated September 25, 2005, filed as Exhibit 10.9 to the Company’s Form 10-Q for the period ended June 30, 2005, is incorporated herein by reference as Exhibit 10.58.
(12)		Statements Re Computation of Ratios
12.1		The Computation of Ratio of Earnings to Fixed Charges prepared pursuant to Item 601(b)(12) of Regulation S-K is attached to this Form 10-K as Exhibit 12.1.
(21)		Subsidiaries of the Company
21.1		The list of the Subsidiaries of the Company prepared pursuant to Item 601(b)(21) of Regulation S-K is attached to this Form 10-K as Exhibit 21.1.
(23)		Consents of Experts and Counsel
23.1		Consent of KPMG LLP is attached to this Form 10-K as Exhibit 23.1.
23.2		Consent of PricewaterhouseCoopers is attached to this Form 10-K as Exhibit 23.2.
23.3		Consent of KPMG Cárdenas Dosal, S.C. is attached to this Form 10-K as Exhibit 23.3.
(24)		Power of Attorney (included on the signature page)
31.1		Certification of Michael R. Haverty, Chief Executive Officer of the Company, is attached to this Form 10-K as Exhibit 31.1.

Exhibit	Description

31.2	Certification of Patrick J. Ottensmeyer, Chief Financial Officer of the Company, is attached to this Form 10-K as Exhibit 31.2.
(32)	Section 1350 Certifications
32.1	Certification pursuant to 18 U.S.C. Section 1350 of Michael R. Haverty, Chief Executive Officer of the Company, is attached to this Form 10-K as Exhibit 32.1.
32.2	Certification pursuant to 18 U.S.C. Section 1350 of Patrick J. Ottensmeyer, Chief Financial Officer of the Company, is attached to this Form 10-K as Exhibit 32.2.
(99)	Additional Exhibits
99.1	The consolidated balance sheet of Grupo TFM, S.A. de C.V. and subsidiaries as of December 31, 2004 and 2005 and the related consolidated statements of income, cash flows and changes in stockholders’ equity for the two years in the period ended December 31, 2004, and the consolidated statements of income, cash flows and changes in stockholders’ equity for the three months ended March 31, 2005 (“Predecessor”) and the nine months ended December 31, 2005 (“Successor”) including the notes thereto and the reports of the independent registered public accounting firms thereon, attached to the 2006 S-1 Registration Statement (Registration No. 333-138831) as Exhibit 99.1, is incorporated herein by reference as Exhibit 99.1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kansas City Southern

By:	/s/ Michael R. Haverty
Michael R. Haverty
Chairman of the Board and
Chief Executive Officer and Director
February 26, 2007

POWER OF ATTORNEY

Know all people by these presents, that each person whose signature appears below constitutes and appoints Michael R. Haverty and Patrick J. Ottensmeyer, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he or she might or could do in person, hereby confirming all that said attorneys-in-fact and agents or either of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on February 26, 2007.

Signature	Capacity

/s/ Michael R. Haverty Michael R. Haverty	Chairman of the Board and Chief Executive Officer and Director

/s/ Arthur L. Shoener Arthur L. Shoener	KCS President and Chief Operating Officer and Director

/s/ Patrick J. Ottensmeyer Patrick J. Ottensmeyer	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Michael K. Borrows Michael K. Borrows	Vice President Financial Reporting and Tax (Principal Accounting Officer)

/s/ A. Edward Allinson A. Edward Allinson	Director

/s/ Robert J. Druten Robert J. Druten	Director

/s/ James R. Jones James R. Jones	Director

Signature	Capacity

/s/ Thomas A. McDonnell Thomas A. McDonnell	Director

/s/ Karen L. Pletz Karen L. Pletz	Director

/s/ Rodney E. Slater Rodney E. Slater	Director

Kansas City Southern

2006 Form 10-K Annual Report

Index to Exhibits

			Regulation S-K
			Item 601(b)
Exhibit		Document	Exhibit

2.7		Registration Rights Agreement	2
3.2		Amended and Restated By-Laws of Kansas City Southern	3
4	.4.3	Third Supplemental Indenture to the 2000 Indenture	4
4	.6.3	Second Supplemental Indenture to the June 12, 2002 Indenture	4
10	.5.4	Form of Restricted Shares Award and Performance Shares Award Agreement under the Amended 1991 Plan	10
10.14		Kansas City Southern Annual Incentive Plan	10
10.53		The 2005 Credit Agreement	10
10	.53.1	Amendment No. 1 and Waiver No. 1, dated April 7, 2006, to the 2005 Credit Agreement	10
12.1		Computation of Ratio of Earnings to Fixed Charges	12
21.1		Subsidiaries of the Company	21
23.1		Consent of KPMG LLP	23
23.2		Consent of PricewaterhouseCoopers	23
23.3		Consent of KPMG Cárdenas Dosal, S.C.	23
31.1		Certification of Michael R. Haverty pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31
31.2		Certification of Patrick J. Ottensmeyer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31
32.1		Certification of Michael R. Haverty pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.	32
32.2		Certification of Patrick J. Ottensmeyer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32

The above exhibits are not included in this Form 10-K, but are on file with the Securities and Exchange Commission