Form 10-Q
period 2007-03-31
KANSAS CITY SOUTHERN
filed 2007-05-02
CIK 54480

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-4717

KANSAS CITY SOUTHERN
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 427 West 12th Street, Kansas City, Missouri (Address of principal executive offices)	44-0663509 (I.R.S. Employer Identification No.) 64105 (Zip Code)

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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 26, 2007

Common Stock, $0.01 per share par value	76,805,368 Shares

Kansas City Southern

Form 10-Q

March 31, 2007

Kansas City Southern

Form 10-Q
March 31, 2007

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

Introductory Comments.

The Consolidated Financial Statements included herein have been prepared by Kansas City Southern, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). For the purposes of this report, unless the context otherwise requires, all references herein to “KCS” and the “Company” shall mean Kansas City Southern and its subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed, or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and the related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q. Results for the quarter ended March 31, 2007, are not necessarily indicative of the results expected for the full year ending December 31, 2007.

Kansas City Southern

Consolidated Statements of Income
(In millions, except share and per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Revenues	$411.3	$388.4

Operating expenses:
Compensation and benefits	99.9	95.0
Depreciation and amortization	38.1	38.4
Purchased services	46.7	54.9
Casualties and insurance	19.4	12.6
Fuel	62.5	58.3
Equipment costs	44.9	44.5
Materials and other costs	27.4	23.4

Total operating expenses	338.9	327.1

Operating income	72.4	61.3
Equity in net earnings of unconsolidated affiliates	1.1	0.5
Interest expense	(39.4)	(40.6)
Foreign exchange loss	(3.1)	(4.2)
Other income	0.6	2.9

Income before income taxes and minority interest	31.6	19.9
Income tax expense	9.3	7.0

Income before minority interest	22.3	12.9
Minority interest	0.1	—

Net income	22.2	12.9
Preferred stock dividends	5.2	4.9

Net income available to common shareholders	$17.0	$8.0

Earnings per share:
Basic earnings per share	$0.22	$0.11

Diluted earnings per share	$0.21	$0.11

Average shares outstanding (in thousands):
Basic	75,611	73,926
Potential dilutive common shares	14,724	1,822

Diluted	90,335	75,748

See accompanying notes to consolidated financial statements.

Kansas City Southern

Consolidated Balance Sheets
(In millions, except share amounts)
(Unaudited)

	March 31,	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$68.0	$79.0
Accounts receivable, net	299.7	334.3
Restricted funds	40.0	26.5
Inventories	76.6	72.5
Other current assets	112.4	93.7

Total current assets	596.7	606.0
Investments	60.9	64.9
Property and equipment, net of accumulated depreciation of $890.9 and $897.0 at March 31, 2007 and December 31, 2006, respectively	2,506.2	2,452.2
Concession assets, net	1,288.3	1,303.3
Deferred tax asset	125.2	128.7
Other assets	73.5	82.2

Total assets	$4,650.8	$4,637.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debt due within one year	$44.6	$41.9
Accounts and wages payable	181.4	189.9
Current liability related to Grupo KCSM acquisition	51.7	50.9
Accrued liabilities	313.0	354.7

Total current liabilities	590.7	637.4

Other liabilities:
Long-term debt	1,613.6	1,631.8
Long-term liability related to Grupo KCSM acquisition	32.8	32.4
Deferred income taxes	411.9	417.3
Other noncurrent liabilities and deferred credits	258.0	235.7

Total other liabilities	2,316.3	2,317.2

Minority interest	144.5	100.3
Commitments and contingencies	—	—
Stockholders’ equity:
$25 par, 4% noncumulative, preferred stock, 840,000 shares authorized, 649,736 shares issued, 242,170 shares outstanding	6.1	6.1
Series C — redeemable cumulative convertible perpetual preferred stock, $1 par, 4.25%, 400,000 shares authorized, issued and outstanding	0.4	0.4
Series D — cumulative convertible perpetual preferred stock, $1 par, 5.125%, 210,000 shares authorized, issued and outstanding	0.2	0.2
$.01 par, common stock, 400,000,000 shares authorized; 92,863,585 shares issued at March 31, 2007 and December 31, 2006, respectively; 76,765,268 and 75,920,333 shares outstanding at March 31, 2007 and December 31, 2006, respectively	0.7	0.7
Paid in capital	538.6	523.0
Retained earnings	1,051.9	1,050.7
Accumulated other comprehensive income	1.4	1.3

Total stockholders’ equity	1,599.3	1,582.4

Total liabilities and stockholders’ equity	$4,650.8	$4,637.3

See accompanying notes to consolidated financial statements.

Kansas City Southern

Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Operating activities:
Net income	$22.2	$12.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38.1	38.4
Deferred income taxes	9.2	7.1
KCSM employees’ statutory profit sharing	2.5	1.0
Equity in undistributed earnings of unconsolidated affiliates	(1.1)	(0.5)
Minority interest	0.1	—
(Gain) Loss on sales of assets	(0.2)	0.1
Changes in working capital items:
Accounts receivable	34.6	(15.5)
Inventories	(4.5)	5.3
Other current assets	(18.8)	6.3
Accounts payable and accrued liabilities	(50.3)	26.0
Other, net	19.2	(11.8)

Net cash provided by operating activities	51.0	69.3

Investing activities:
Capital expenditures	(58.3)	(67.0)
Proceeds from disposal of property	8.0	0.3
Contribution from NS for MSLLC (net of change in restricted contribution)	30.7	—
Property investments in MSLLC	(18.8)	—
Investments in and loans to affiliates	—	(0.2)
Proceeds from sale of investments, net	—	8.2

Net cash used for investing activities	(38.4)	(58.7)

Financing activities:
Proceeds from issuance of long-term debt	—	37.7
Repayment of long-term debt	(15.0)	(1.2)
Repayment of debt related to Grupo KCSM acquisition	—	(44.0)
Debt issuance costs	—	(1.2)
Proceeds from stock plans	0.1	0.8
Deferred tax benefit on nonvested stock compensation	—	0.3
Excess tax benefit realized from options exercised	—	0.2
Dividends paid	(8.7)	(4.2)

Net cash used for financing activities	(23.6)	(11.6)

Cash and cash equivalents:
Net decrease during each period	(11.0)	(1.0)
At beginning of year	79.0	31.1

At end of period	$68.0	$30.1

See accompanying notes to consolidated financial statements.

Kansas City Southern

Notes to Consolidated Financial Statements

1.	Accounting Policies and Interim Financial Statements.

In the opinion of the management of KCS, the accompanying unaudited consolidated financial statements contain all adjustments necessary, which are of a normal and recurring nature, to present fairly the financial position of the Company and its subsidiary companies as of March 31, 2007, and December 31, 2006, the results of operations and cash flows for the three months ended March 31, 2007 and 2006. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the quarter ended March 31, 2007, are not necessarily indicative of the results to be expected for the full year ending December 31, 2007. Certain prior year amounts have been reclassified to conform to the current year presentation.

2.	Share-Based Compensation.

Effective January 2006, Statement of Financial Accounting Standards No. 123R (Revised) “Share-Based Payments” (“SFAS 123R”) was adopted on a modified prospective basis requiring the Company to measure the cost of equity classified share-based compensation awards at grant date fair value in exchange for employee services rendered. All stock options and nonvested stock awards are granted at their market value on the date of grant. Their fair value is determined on the date of grant and recorded as compensation expense over the attribution period, which is generally the vesting period. Stock options and the Employee Stock Purchase Plan (“ESPP”) awards are valued at their fair value as determined using the Black-Scholes pricing model.

Stock Option Plan.  The Kansas City Southern 1991 Amended and Restated Stock Option and Performance Award Plan (as amended and restated effective May 5, 2005) (the “Plan”) provides for the granting of options to purchase up to 16.0 million shares of the Company’s common stock by officers and other designated employees. Options have been granted under the Plan at 100% of the average market price of the Company’s stock on the date of grant and generally have a five year cliff vesting period and are exercisable over the ten year contractual term, except that options outstanding with limited rights (“LRs”) or limited stock appreciation rights (“LSARs”), become immediately exercisable upon certain defined circumstances constituting a change in control of the Company. The Plan includes provisions for stock appreciation rights, LRs and LSARs. All outstanding options include LSARs, except for options granted to non-employee Directors prior to 1999. The grant date fair value, less estimated forfeitures, is recorded to expense on a straight-line basis over the vesting period.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions used to value options issued during the respective three months is as follows:

	2007	2006

Expected dividend yield	0%	—
Expected volatility	34.43%	—
Risk-free interest rate	4.68%	—
Expected term (years)	7.5	—
Fair value at grant date	$16.24	$—

The Company has not paid dividends to common stockholders since January of 2000 and currently does not expect to pay dividends to common stockholders in the future. The expected volatility is based on the historical volatility of the Company’s stock price over a term equal to the estimated life of the options. The risk-free interest rate is determined based on the U.S. Treasury rates approximating the expected life of the options granted, which represents the period of time the awards are expected to be outstanding and is based on the historical experience of similar awards.

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes activity under the stock option plan:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
		Price	Contractual	Intrinsic
	Shares	per Share	Term	Value
			In Years	In Millions

Options outstanding at December 31, 2006	2,940,332	$8.98
Granted	22,500	34.11
Exercised	(27,287)	1.60
Forfeited or expired	(3,511)	1.09

Options outstanding at March 31, 2007	2,932,034	$9.25	4.43	$77.2

Vested and expected to vest at March 31, 2007	2,919,322	$9.20	4.41	$77.0

Exercisable at March 31, 2007	2,468,346	$7.82	3.96	$68.5

Compensation expense of $0.2 million and $0.4 million was recognized for stock option awards for the three months ended March 31, 2007 and 2006, respectively. The total income tax benefit recognized in the income statement for stock options was $0.1 million for each of the three months ended March 31, 2007 and 2006.

Additional information regarding stock option exercises appears in the table below (in millions):

	2007	2006

Aggregate grant-date fair value of stock options vested	$—	$0.1
Intrinsic value of stock options exercised	0.9	0.8
Cash received from option exercises	0.1	0.7
Excess tax benefit realized from option exercises	—	0.2

As of March 31, 2007, $1.6 million of unrecognized compensation cost relating to nonvested stock options is expected to be recognized over a weighted-average period of 1.64 years. At March 31, 2007, there were 1,915,221 shares available for future grants under the Plan.

Nonvested Stock.  The Plan provides for the granting of nonvested stock awards to officers and other designated employees. The grant date fair value is based on the average market price of the stock on the date of the grant. These awards are subject to forfeiture if employment terminates during the vesting period, which is generally a five year cliff vesting for employees and one year for directors. The grant date fair value of nonvested shares, less estimated forfeitures, is recorded to compensation expense on a straight-line basis over the vesting period.

A summary of nonvested stock activity is as follows:

		Weighted-
		Average	Aggregate
	Number of	Grant Date	Intrinsic
	Shares	Fair Value	Value
			In Millions

Nonvested stock at December 31, 2006	613,573	$23.74
Granted	343,519	30.46
Vested	(32,948)	24.27
Forfeited	(11,500)	24.31

Nonvested stock at March 31, 2007	912,644	$26.24	$32.5

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

Compensation cost on nonvested stock was $1.6 million and $0.9 million for the three months ended March 31, 2007 and 2006, respectively. The total income tax benefit recognized in the income statement for nonvested stock awards was $0.6 million and $0.3 million for the three months ended March 31, 2007 and 2006, respectively.

As of March 31, 2007, $19.3 million of unrecognized compensation costs related to nonvested stock is expected to be recognized over a weighted-average period of 1.86 years. The fair value (at vest date) of shares vested during the three months ended March 31, 2007, was $0.8 million.

Performance Based Awards.  In January 2007, the Company granted performance based nonvested stock awards which are subject to continued employment through January 2010. In addition to the three year service condition, the number of nonvested shares to be received depends on the attainment of performance goals based on the following annual measures: operating ratio, earnings before interest, tax, depreciation and amortization (EBITDA); and return on capital employed. Over the three year performance period, participants in the aggregate can earn up to a maximum of 878,000 shares which have a weighted-average grant date fair value of $29.82 per share.

The Company expenses the grant date fair value of the awards which are probable of being earned based on forecasted annual performance goals over the three year performance period. Compensation expense on performance based awards was $0.6 million for the three months ended March 31, 2007.

As of March 31, 2007, $3.7 million of unrecognized compensation cost related to performance based awards is expected to be recognized over a weighted-average period of 1.26 years. The unrecognized compensation cost includes only the amount determined to be probable of being earned based upon the attainment of the annual performance goals.

3.	Earnings Per Share Data.

Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Restricted stock granted to employees and officers is included in weighted average shares for purposes of computing basic earnings per common share as it is earned. Diluted earnings per share reflect the potential dilution that could occur if convertible securities were converted into common stock or stock options were exercised. The following reconciles the weighted average shares used for the basic earnings per share computation to the shares used for the diluted earnings per share computation (in thousands):

	Three Months Ended
	March 31,
	2007	2006

Basic shares	75,611	73,926
Effect of dilution	14,724	1,822

Diluted shares	90,335	75,748

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

Potentially dilutive shares excluded from the calculation:

	Three Months Ended
	March 31,
	2007	2006

Stock options where the exercise price is greater than the average market price of common shares	107	—
Convertible debt instruments which are anti-dilutive	2,529	3,690
Convertible preferred stock which is anti-dilutive	7,000	20,389

The following reconciles net income available to common stockholders for purposes of basic earnings per share to net income available to common stockholders for purposes of diluted earnings per share (in millions):

	Three Months Ended March 31,
	2007	2006

Net income available to common stockholders for purposes of computing basic earnings per share	$17.0	$8.0
Effect of dividends on conversion of convertible preferred stock	2.2	—

Net income available to common stockholders for purposes of computing diluted earnings per share	$19.2	$8.0

4.	Derivative Instruments.

The Company does not engage in the trading of derivative financial instruments. The Company’s objective for using derivative instruments is to manage fuel price risk and foreign currency fluctuations. In general, the Company enters into derivative transactions in limited situations based on management’s assessment of current market conditions and perceived risks. However, management intends to respond to evolving business and market conditions and in doing so, may enter into such transactions more frequently as deemed appropriate

Fuel Derivative Transactions.  The Company was a party to fuel swap agreements for 1.3 million gallons of diesel fuel on March 31, 2007. Fuel hedging transactions, consisting of fuel swaps, resulted in an increase in fuel expense of $0.1 million and a decrease in fuel expense of $0.2 million for the three months ended March 31, 2007 and 2006, respectively

Foreign Exchange Contracts.  The purpose of the foreign exchange contracts of Kansas City Southern de México, S. de R.L. de C.V., a wholly-owned subsidiary of the Company (“KCSM”), is to limit exposure arising from exchange rate fluctuations in its Mexican peso-denominated financial assets and liabilities. Management determines the nature and quantity of any hedging transactions based upon net asset exposure and market conditions. On March 31, 2007, KCSM had one Mexican peso call option outstanding in the notional amount of $1.7 million, based on the average exchange rate of 14.50 Mexican pesos per U.S. dollar. This option expires May 29, 2007. As of March 31, 2006, KCSM had two Mexican peso call options outstanding in the notional amount of $1.7 million and $1.2 million, respectively, based on the average exchange rate of 12.50 and 13.00 Mexican pesos per U.S. dollar, respectively. These options expired unexercised on May 30, 2006 and September 6, 2006.

Foreign Currency Balance.  At March 31, 2007 KCSM had financial assets and liabilities denominated in Mexican pesos of Ps2,279.2 million and Ps702.9, respectively, and the exchange rate was 10.99 Mexican pesos per U.S. dollar. At December 31, 2006 KCSM had financial assets and liabilities denominated in Mexican pesos of Ps2,304.0 million and Ps651.4 million, respectively, and the exchange rate was 10.82

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

Mexican pesos per U.S. dollar.

5.	Comprehensive Income.

Other comprehensive income refers to revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive income, a component of stockholders’ equity within the consolidated balance sheets, rather than net income. Under existing accounting standards, other comprehensive income for KCS reflects the amortization of interest rate swaps and amortization of prior service credit.

KCS’ total comprehensive income was as follows:

	Three Months Ended
	March 31,
	2007	2006

Net income	$22.2	$12.9
Other comprehensive income:
Amortization of interest rate swaps	—	0.1
Amortization of prior service credit	0.1	—

Total comprehensive income	$22.3	$13.0

6.	Commitments and Contingencies.

Litigation.  The Company is a party to various legal proceedings and administrative actions, all of which are of an ordinary, routine nature and incidental to its operations. Included in these proceedings are various tort claims brought by current and former employees for job related injuries and by third parties for injuries related to railroad operations. KCS aggressively defends these matters and has established liability reserves which management believes are adequate to cover expected costs. Although it is not possible to predict the outcome of any legal proceeding, in the opinion of the Company’s management, other than those proceedings described in detail below, such proceedings and actions should not, individually or in the aggregate, have a material effect on the Company’s financial position. However, a material adverse outcome in one or more of these proceedings could have a material impact on the operating results of a particular period.

Reinsurance Litigation.  As previously disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2006, insurance companies who provided insurance to the Company filed an action in federal court in Vermont (“Reinsurance Litigation”) seeking a declaration that they have no obligation to indemnify the Company concerning a particular casualty claim. That claim, Kemp, et al. v. The Kansas City Southern Railway Company, et al., was filed in the Circuit Court of Jackson County, Missouri (“Kemp Litigation”) and went to trial in September 2006. The Company reached a settlement with the plaintiffs in the Kemp Litigation, which was paid out in the first quarter of 2007. The Company also reached settlements with various parties, including several of the insurance companies involved in the Reinsurance Litigation, to indemnify the Company for a significant portion of the settlement. The Kemp settlement was fully reflected in the Company’s financial statements and the Company does not have any further risk associated with this litigation. The Company is, however, continuing the Reinsurance Litigation against certain other insurance companies, seeking to establish their obligation to indemnify the Company for their share of the settlement with Kemp. At the end of April 2007, a judge in Vermont granted summary judgment, which is favorable to the Company. There is an appeals period and the court’s ruling is currently being reviewed.

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

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

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

The Company owns property that is, or has been, used for industrial purposes. Use of these properties may subject the Company to potentially material liabilities relating to the investigation and cleanup of contaminants, claims alleging personal injury, or property damage as the result of exposures to, or release of, hazardous substances. Although the Company is responsible for investigating and contamination remediation at several locations, based on currently available information, the Company does not expect any related liabilities, individually or collectively, to have a material impact on its results of operations, financial position or cash flows. Should the Company become subject to more stringent cleanup requirements at these sites, discover additional contamination, or become subject to related personal or property damage claims, the Company could incur material costs in connection with these sites.

The Company records liabilities for remediation and restoration costs related to past activities when the obligation is probable and the costs can be reasonably estimated. Costs of ongoing compliance activities to current operations are expensed as incurred. The Company’s recorded liabilities for these issues represent its best estimates (on an undiscounted basis) of remediation and restoration costs that may be required to comply with present laws and regulations. Although these costs cannot be predicted with certainty, management believes that the ultimate outcome of identified matters will not have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

Environmental remediation expense was $1.5 million and $0.5 million for the three months ended March 31, 2007 and 2006, respectively, and was included in casualties and insurance expense on the consolidated statements of income. Additionally, as of March 31, 2007, KCS had a liability for environmental remediation of $9.9 million. This amount was derived from a range of reasonable estimates based upon the studies and site surveys described above and in accordance with Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies” (“SFAS 5”).

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

	Three Months Ended
	March 31,
	2007	2006

Balance at beginning of year	$117.4	$103.9
Accruals, net (includes the impact of actuarial studies)	5.7	(2.0)
Payments	(43.0)	(5.0)

Balance at end of period	$80.1	$96.9

The casualty claim reserve balance as of March 31, 2007 is based on an updated study of casualty reserves for data through November 30, 2006 and a review of the last four months’ experience. The activity for the quarter includes the settlement and payment for the Kemp Litigation and the reserves for FELA, third-party, and occupational illness claims. The changes to the reserve in the current year compared to the prior year primarily reflect the Kemp Litigation settlement and the accruals related to the trend of loss experience since the date of the prior study.

Disputes Relating to Payments for the Use of Trackage and Haulage Rights and Interline Services.  KCSM and Ferromex both initiated administrative proceedings seeking a determination by the Mexican Secretaria de Comunicaciones y Transportes (“Secretariat of Communications and Transports” or “SCT”) of the rates that the companies should pay each other in connection with the use of trackage and haulage rights and interline and terminal services. The SCT, in March of 2002, issued rulings setting the rates for trackage and haulage rights. In August of 2002, the SCT issued a ruling setting the rates for interline and terminal services. KCSM and Ferromex appealed both rulings and, following trial and appellate court decisions, the Mexican Supreme Court in February of 2006, sustained KCSM’s appeal of the SCT’s trackage and haulage rights ruling, vacating the ruling and ordering the SCT to issue a new ruling consistent with the Court’s opinion. KCSM has not yet received the written opinion of the Mexican Supreme Court relating to the decision nor has the Mexican Supreme Court decided the interline and terminal services appeal. On October 2, 2006, KCSM was served with a claim raised by Ferromex in which Ferromex asked for information concerning the interline traffic between KCSM and Ferromex from January 2002 through December 2004. KCSM filed an answer to this claim and expects this litigation to continue over the next few years. The Company believes that based on its assessment of the facts in this case, there will be no material effect on KCS’ results of operations.

Disputes Relating to the Scope of the Mandatory Trackage Rights.  KCSM and Ferromex are parties to various civil cases involving disputes over the application and proper interpretation of the mandatory trackage rights. In August 2002, the SCT issued rulings determining Ferromex’s trackage rights in Monterrey, Nuevo León. KCSM and Ferromex both appealed the SCT’s rulings. At the Administrate Federal Court level, KCSM obtained what it believes are favorable rulings. Ferromex appealed these rulings and the case was returned to the Administrative Federal Court where additional arguments are being considered before a ruling will be issued. The ruling from the Administrative Federal Court has not yet been delivered.

Claims Asserted under the TMM Acquisition Agreement.  As part of the acquisition of Grupo KCSM S.A. de C.V. (“Grupo KCSM”) in 2005, KCS issued escrow notes totaling $47.0 million which are subject to reduction for certain potential losses related to incorrect representations and warranties or breaches of covenants in the Amended and Restated Acquisition Agreement (“Acquisition Agreement”) by Grupo TMM, S.A.B (“TMM”). In January 2007, KCS advised TMM that KCS intended to assert claims totaling an

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

amount greater than $47.0 million for indemnification under the Acquisition Agreement related to representations and warranties made by TMM. In February 2007, KCS received notice from TMM indicating that TMM would seek damages from KCS under the Acquisition Agreement. The parties are obligated under the Acquisition Agreement to attempt to resolve their differences informally and, if not successful, then to submit them to binding arbitration.

Acquisition of Locomotives.  In August 2006, The Kansas City Railway Company, a wholly-owned subsidiary of the Company (“KCSR”), entered into an agreement with Electro-Motive Diesel, Inc. (“EMD”) to acquire 30 new locomotives to be delivered in June 2007 through September 2007. The Company intends to finance the locomotives through an operating lease with equipment financing.

In January 2007, KCSR entered into an agreement with GATX Corporation to acquire 40 used locomotives for a total cost of approximately $10 million. The locomotives, which were previously leased, were purchased using proceeds from the sale of other locomotives and railcars by KCSR.

Letter of Intent.  KCSR and KCSM entered into a letter of intent with General Electric Company (“GE”) in September 2006, to acquire 80 locomotives to be delivered in late 2007 through August 2008. KCSR intends to acquire 30 of these locomotives and KCSM intends to acquire the other 50. The letter of intent also provides KCSR and KCSM with an option to acquire an additional aggregate 40 locomotives for delivery in 2008. KCSR and KCSM each anticipates entering into purchase agreements with GE in the second quarter of 2007 with respect to the 80 locomotives.

Panama Canal Railway Company.  Under the terms of a loan agreement with the International Finance Corporation (“IFC”) the Company is a guarantor for up to $4.4 million of the IFC debt of PCRC. Also, if PCRC terminates its concession contract with the Panamanian government without the IFC’s consent, KCS is a guarantor for up to half of the outstanding senior loans. The Company is also a guarantor for up to $0.4 million of PCRC equipment loans and capital leases, and has issued two irrevocable letters of credit totaling approximately $2.0 million to fulfill the Company’s fifty percent guarantee of an approximately $4.0 million equipment loan.

7.	Income Taxes.

In June 2006, the Financial Accounting Standards Board issued Interpretation Number 48 “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”.) FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires the Company to recognize in the financial statements the benefit of a tax position only if the impact is more likely than not of being sustained on audit based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.

The provisions of FIN 48 were effective for KCS beginning January 1, 2007. The Company recognized a cumulative effect of the change in accounting principle of $1.3 million recorded as a decrease to opening retained earnings. The total unrecognized tax benefit as of January 1, 2007 was $26.3 million of which $5.1 million would affect the effective tax rate if recognized. The Company does not expect the unrecognized tax benefit to change significantly within the next twelve months.

Tax returns filed in the United States from 1997 through the current year remain open to examination by the Internal Revenue Service. Tax returns filed in Mexico from 2001 through the current year remain open to examination by the taxing authorities in Mexico.

Interest and penalties related to uncertain tax positions are included in income before taxes on the income statement. Accrued interest and penalties as of the date of adoption was $13.5 million.

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

8.	Pension and Other Postretirement Benefits.

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

KCSM Union Pension.  Under the provisions of a bargaining agreement for covered employees in Mexico, KCSM provides a substantive pension benefit in the form of a lump-sum post-retirement payment to retirees who leave KCSM after age 60. KCSM’s practice is to fund benefits under this program as the obligations become due.

Components of the net periodic cost for these plans were as follows for the three months ended March 31 (in millions):

	Health and Welfare		Pension
	Three Months Ended March 31,		Three Months Ended March 31,
	2007	2006	2007	2006

Service cost	$—	$—	$0.4	$—
Interest cost	0.1	0.1	0.2	—
Expected return on plan assets	—	—	—	—
Amortization of prior service credit	—	—	—	—

Net periodic cost recognized	$0.1	$0.1	$0.6	$—

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

9.	Business Segments.

The accompanying segment reporting information (in millions) has been prepared and presented pursuant to Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Operating units are defined as either U.S. or Mexico segments. Appropriate eliminations of revenue and reclassifications of operating revenues and expenses have been recorded in deriving consolidated data. The U.S. segment consists primarily of KCSR and The Texas Mexican Railway Company (“Tex-Mex”). The Mexico segment consists of Grupo KCSM, KCSM and Arrendadora KCSM S.A. de C.V. (“Arrendadora”):

	Three Months Ended March 31, 2007
	U.S.	Mexico	Elimination	Consolidated

Revenue	$221.1	$190.2	$—	$411.3

Operating expenses:
Compensation and benefits	64.5	35.4	—	99.9
Depreciation and amortization	14.9	23.2	—	38.1
Purchased services	24.8	25.8	(3.9)	46.7
Casualties and insurance	16.2	3.2	—	19.4
Fuel	33.5	29.0	—	62.5
Equipment costs	20.1	24.8	—	44.9
Material and other costs	17.6	5.9	3.9	27.4

Total operating expenses	191.6	147.3	—	338.9

Operating income	$29.5	$42.9	$—	$72.4

Income before income taxes and minority interest	$17.1	$14.5	$—	$31.6

Total assets	$2,221.5	$2,490.2	$(60.9)	$4,650.8
Total liabilities	1,719.9	1,248.0	(60.9)	2,907.0
Capital expenditures	37.4	20.9	—	58.3

	Three Months Ended March 31, 2006
	U.S.	Mexico	Elimination	Consolidated

Revenue	$212.6	$175.8	$—	$388.4

Operating expenses:
Compensation and benefits	64.1	30.9	—	95.0
Depreciation and amortization	15.3	23.1	—	38.4
Purchased services	19.7	34.0	1.2	54.9
Casualties and insurance	8.8	3.8	—	12.6
Fuel	31.5	26.8	—	58.3
Equipment costs	23.9	20.6	—	44.5
Materials and other costs	20.0	4.6	(1.2)	23.4

Total operating expenses	183.3	143.8	—	327.1

Operating income	$29.3	$32.0	$—	$61.3

Income before income taxes	$14.6	$5.3	$—	$19.9

Total assets	$2,073.8	$2,395.6	$(50.8)	$4,418.6
Total liabilities	1,804.5	1,192.8	(50.8)	2,946.5
Capital expenditures	51.8	15.2	—	67.0

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

10.	Condensed Consolidating Financial Information.

KCSR has outstanding $200.0 million of 9 1/2% Senior Notes due 2008 and $200.0 million of 7 1/2% Senior Notes due 2009. These notes are unsecured obligations of KCSR, however, they are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by KCS and certain wholly-owned domestic subsidiaries. For each of these note issues, KCSR registered exchange notes with the SEC that have substantially identical terms and associated guarantees and all of the initial senior notes for each issue have been exchanged for $200.0 million of registered exchange notes for each respective note issue.

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

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended March 31, 2007
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Revenues	$—	$198.4	$2.5	$217.4	$(7.0)	$411.3
Operating expenses	5.6	161.3	5.0	173.7	(6.7)	338.9

Operating income (loss)	(5.6)	37.1	(2.5)	43.7	(0.3)	72.4
Equity in net earnings (losses) of unconsolidated affiliates	26.4	(0.1)	—	—	(25.2)	1.1
Interest expense	(1.6)	(13.2)	(0.3)	(24.7)	0.4	(39.4)
Foreign exchange loss	—	—	—	(3.1)	—	(3.1)
Other income	—	0.6	—	0.1	(0.1)	0.6

Income (loss) before income taxes and minority interest	19.2	24.4	(2.8)	16.0	(25.2)	31.6
Income tax expense (benefit)	(3.1)	9.6	(1.0)	3.8	—	9.3
Minority interest	(0.1)	—	—	—	—	(0.1)

Net income (loss)	$22.2	$14.8	$(1.8)	$12.2	$(25.2)	$22.2

	Three Months Ended March 31, 2006
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Revenues	$—	$189.3	$2.5	$201.5	$(4.9)	$388.4
Operating expenses	4.3	155.2	4.6	167.9	(4.9)	327.1

Operating income (loss)	(4.3)	34.1	(2.1)	33.6	—	61.3
Equity in net earnings (losses) of unconsolidated affiliates	19.7	(0.8)	—	1.5	(19.9)	0.5
Interest expense	(2.2)	(15.4)	(0.3)	(23.0)	0.3	(40.6)
Foreign exchange loss	—	—	—	(4.2)	—	(4.2)
Other income	0.1	1.1	—	1.9	(0.2)	2.9

Income (loss) before income taxes	13.3	19.0	(2.4)	9.8	(19.8)	19.9
Income tax expense (benefit)	0.4	4.7	(0.8)	2.7	—	7.0

Net income (loss)	$12.9	$14.3	$(1.6)	$7.1	$(19.8)	$12.9

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	March 31, 2007
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Assets:
Current assets	$4.6	$211.3	$3.3	$385.3	$(7.8)	$596.7
Investments held for operating purposes and affiliate investment	1,978.7	424.7	—	450.8	(2,793.3)	60.9
Property and equipment, net	0.6	1,197.9	224.9	1,083.3	(0.5)	2,506.2
Concession assets, net	—	—	—	1,288.3	—	1,288.3
Other assets	2.0	26.1	—	170.6	—	198.7

Total assets	$1,985.9	$1,860.0	$228.2	$3,378.3	$(2,801.6)	$4,650.8

Liabilities and equity:
Current liabilities	$344.6	$(256.1)	$138.1	$371.9	$(7.8)	$590.7
Long-term debt	0.2	722.7	0.5	890.2	—	1,613.6
Payables to affiliates	32.8	—	—	—	—	32.8
Deferred income taxes	(24.6)	370.6	75.4	(9.5)	—	411.9
Other liabilities	33.2	89.0	13.5	122.3	—	258.0
Minority interest	0.4	31.4	—	144.1	(31.4)	144.5
Stockholders’ equity	1,599.3	902.4	0.7	1,859.3	(2,762.4)	1,599.3

Total liabilities and equity	$1,985.9	$1,860.0	$228.2	$3,378.3	$(2,801.6)	$4,650.8

	December 31, 2006
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Assets:
Current assets	$4.8	$253.4	$4.8	$355.8	$(12.8)	$606.0
Investments held for operating purposes and affiliate investment	1,952.3	429.9	—	450.8	(2,768.1)	64.9
Property and equipment, net	0.6	1,163.7	227.9	1,060.5	(0.5)	2,452.2
Concession assets, net	—	—	—	1,303.3	—	1,303.3
Other assets	5.0	31.4	—	174.5	—	210.9

Total assets	$1,962.7	$1,878.4	$232.7	$3,344.9	$(2,781.4)	$4,637.3

Liabilities and equity:
Current liabilities	$353.4	$(229.5)	$140.1	$386.1	$(12.7)	$637.4
Long-term debt	0.2	733.4	0.6	897.6	—	1,631.8
Payables to affiliates	32.4	—	—	—	—	32.4
Deferred income taxes	(10.4)	361.0	76.5	(9.8)	—	417.3
Other liabilities	4.7	94.5	13.0	123.8	(0.3)	235.7
Minority interest	—	31.4	—	100.3	(31.4)	100.3
Stockholders’ equity	1,582.4	887.6	2.5	1,846.9	(2,737.0)	1,582.4

Total liabilities and equity	$1,962.7	$1,878.4	$232.7	$3,344.9	$(2,781.4)	$4,637.3

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2007
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Operating activities:
Excluding intercompany activity	$(1.7)	$38.9	$1.7	$12.1	$—	$51.0
Intercompany activity	10.4	(5.6)	(1.7)	(3.1)	—	0.0

Net cash provided	8.7	33.3	—	9.0	—	51.0

Investing activities:
Capital expenditures	—	(37.2)	—	(21.1)	—	(58.3)
Proceeds from disposal of property	—	3.1	—	4.9	—	8.0
Contribution from NS for MSLLC (net of change in restricted contribution)				30.7		30.7
Property investments in MSLLC				(18.8)		(18.8)

Net cash used	—	(34.1)	—	(4.3)	—	(38.4)

Financing activities:
Repayment of long-term debt	—	(15.0)	—	—	—	(15.0)
Repayment of loans from
Proceeds from stock plans	0.1	—	—	—	—	0.1
Dividends paid	(8.7)	—	—	—	—	(8.7)

Net cash used	(8.6)	(15.0)	—	—	—	(23.6)

Cash and cash equivalents:
Net increase (decrease)	0.1	(15.8)	—	4.7	—	(11.0)
At beginning of year	0.2	36.2	—	42.6	—	79.0

At end of period	$0.3	$20.4	$—	$47.3	$—	$68.0

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2006
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Operating activities:
Excluding intercompany activity	$3.4	$61.7	$0.8	$3.4	$—	$69.3
Intercompany activity	42.9	(63.4)	(0.5)	21.0	—	—

Net cash provided (used)	46.3	(1.7)	0.3	24.4	—	69.3

Investing activities:
Capital expenditures	—	(30.5)	—	(36.5)	—	(67.0)
Proceeds from disposal of property	—	—	—	0.3	—	0.3
Investments in and loans to affiliates	—	—	—	(0.2)	—	(0.2)
Proceeds from sale of investments	—	8.2	—	—	—	8.2

Net cash used	—	(22.3)	—	(36.4)	—	(58.7)

Financing activities:
Proceeds from issuance of long- term debt	—	28.0	—	9.7	—	37.7
Repayment of long-term debt	—	(1.1)	—	(0.1)	—	(1.2)
Repayment of debt related to Grupo KCSM acquisition	(44.0)	—	—	—	—	(44.0)
Debt issuance costs	—	(1.2)	—	—	—	(1.2)
Proceeds from stock plans	0.8	—	—	—	—	0.8
Restricted stock deferred tax benefit	0.3	—	—	—	—	0.3
Tax benefit realized upon exercise of stock options	0.2	—	—	—	—	0.2
Dividends paid	(4.2)	—	—	—	—	(4.2)

Net cash provided (used)	(46.9)	25.7	—	9.6	—	(11.6)

Cash and cash equivalents:
Net increase (decrease)	(0.6)	1.7	0.3	(2.4)	—	(1.0)
At beginning of year	0.7	20.7	(0.9)	10.6	—	31.1

At end of period	$0.1	$22.4	$(0.6)	$8.2	$—	$30.1

11.	Subsequent Events.

Acquisition of Locomotives.  In April 2007, KCSM and KCSR entered into a definitive purchase agreement with EMD to acquire 70 locomotives for delivery in October 2007 through April 2008 at an aggregate cost of approximately $143.3 million. KCSR will acquire 30 of these locomotives and KCSM will acquire the other 40. The Company intends to finance the acquisition through operating leases with equipment financing.

Lease of Locomotives.  In April 2007, KCSM entered into an Equipment Lease Agreement (the “Lease”) between KCSM and High Ridge Leasing LLC (the “Lessor”), for 30 GE locomotives delivered to KCSM in December 2006 and January 2007. Pursuant to the terms of the Lease, KCSM agreed to sell the locomotives to the Lessor and to lease the locomotives from the Lessor for an initial term of twenty years under the terms of the operating lease.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Kansas City Southern:

We have reviewed the accompanying consolidated balance sheet of Kansas City Southern and subsidiaries as of March 31, 2007, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Kansas City Southern and subsidiaries as of December 31, 2006, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2007, we expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Kansas City, Missouri
May 1, 2007

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The discussion below, as well as other portions of this Form 10-Q, contain forward-looking statements that are not based upon historical information. Such forward-looking statements are based upon information currently available to management and management’s perception thereof as of the date of this Form 10-Q. Readers can identify these forward-looking statements by the use of such verbs as “expects,” “anticipates,” “believes” or similar verbs or conjugations of such verbs. The actual results of operations of Kansas City Southern (“KCS” or the “Company”) could materially differ from those indicated in forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s annual report on Form 10-K for the year ended December 31, 2006, which is on file with the U.S. Securities and Exchange Commission (File No. 1-4717) incorporated by reference and in Part II Item 1A — “Risk Factors” in the Form 10- K and this Form 10-Q. Readers are strongly encouraged to consider these factors when evaluating forward-looking statements. Forward-looking statements contained in this Form 10-Q will not be updated.

This discussion is intended to clarify and focus on the Company’s results of operations, certain changes in its financial position, liquidity, capital structure and business developments for the periods covered by the consolidated financial statements included under Item 1 of this Form 10-Q. This discussion should be read in conjunction with those consolidated financial statements and the related notes, and is qualified by reference to them.

Critical Accounting Policies and Estimates.

The Company’s discussion and analysis of its financial position and results of operations are based upon its consolidated financial statements. The preparation of the financial statements requires estimation and judgment that affect the reported amounts of revenue, expenses, assets, and liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If the estimates differ materially from actual results, the impact on the consolidated financial statements may be material. The Company’s critical accounting policies are disclosed in the 2006 annual report on Form 10-K. There have been no significant changes with respect to these policies during the first three months of 2007.

Overview.

KCS operates under two reportable business segments, which are defined geographically as United States (“U.S.”) and Mexico. The U.S. segment consists primarily of The Kansas City Southern Railway Company (“KCSR”), Mexrail Inc. (“Mexrail”), and Meridian Speedway, LLC (“MSLLC”), while the Mexico segment includes primarily Grupo KCSM S.A. de C.V. (“Grupo KCSM”) and its operating subsidiary Kansas City Southern de México, S. de R.L. de C.V. (“KCSM”) and Arrendadora KCSM, S.A. de C.V. (“Arrendadora”). In both the U.S. and the Mexico segments, the Company generates revenues and cash flows by providing customers with freight delivery services throughout North America directly and through connections with other Class I rail carriers. Customers conduct business in a number of different industries, including electric-generating utilities, chemical and petroleum products, paper and forest products, agriculture and mineral products, automotive products and intermodal transportation. Appropriate eliminations of revenue and reclassifications of operating revenues and expenses have been recorded in deriving consolidated data. Each of these segments is comprised of companies with separate boards of directors, operates and serves different geographical regions, and is subject to different customs, laws and tax regulations.

First Quarter Analysis.

The Company achieved consolidated net income of $22.2 million for the three months ended March 31, 2007 compared to net income of $12.9 million for the same period ended 2006.

Operating income increased $11.1 million for the three months ended March 31, 2007, to $72.4 million as compared to $61.3 million for the same period ended 2006. The revenue growth of 5.9% over the first quarter 2006 was primarily driven by price increases.

Cash flows from operations decreased to $51.0 million for the first quarter of 2007 compared with $69.3 million in the first quarter of 2006, a decrease of $18.3 million primarily due to a reduction in working capital. Capital expenditures are a significant use of cash flows due to the capital intensive nature of railroad operations. Cash used for capital expenditures for the three months ended March 31, 2007 was $58.3 million as compared to $67.0 million for the same period ended for 2006.

2007 Outlook.

KCS will continue to focus on execution and realizing the full value of the entire KCS network. Consolidated revenue growth in 2007 is expected to be in line with 2005 — 2006 (including KCSM’s 2005 proforma results). Price increases and higher volume are expected to be key drivers of growth while KCS continues to position its network to increase length of haul and cross border traffic, where carload growth is expected to outpace economic growth and intermodal growth is expected to increase substantially.

As a result of continued productivity increases in operations as well as the projected revenue growth, the full year operating ratio for 2007 is expected to fall below 80%; although, the Company believes seasonality of business will have an impact on the quarter-over-quarter improvement trends in the first half of the year.

The Company believes that liquidity will continue to improve as will the Company’s key credit statistics with anticipated improvements in operating income, continued focus on working capital improvement and other balance sheet opportunities.

The Company projects cash capital expenditures to maintain the railroad and meet anticipated future demand will be approximately $270 million in 2007. KCS also plans to acquire 150 new locomotives during 2007 and 2008 through operating lease arrangements at an acquisition cost of approximately $300 million.

Panama Canal Railway, an equity investment of KCS, is also expected to continue strong growth in volumes and cash flow.

Results of Operations.

Consolidated net income for the first quarter of 2007 increased $9.3 million compared to the prior year first quarter as discussed above.

The following summarizes KCS’ income statement (in millions):

	Three Months Ended
	March 31,		Change
	2007	2006	Dollars	Percent

Revenues	$411.3	$388.4	$22.9	6%
Operating expenses	338.9	327.1	11.8	4%

Operating income	72.4	61.3	11.1	18%
Equity in net earnings of unconsolidated affiliates	1.1	0.5	0.6	120%
Interest expense	(39.4)	(40.6)	(1.2)	(3)%
Foreign exchange loss	(3.1)	(4.2)	(1.1)	(26)%
Other income	0.6	2.9	(2.3)	(79)%

Income before income taxes and minority interest	31.6	19.9	11.7	59%
Income tax expense	9.3	7.0	2.3	33%

Income before minority interest	22.3	12.9	9.4	73%
Minority interest	0.1	—	0.1	—

Net income	$22.2	$12.9	$9.3	72%

The U.S. operating income for the quarter ended March 31, 2007, increased $0.2 million, while the Mexico segment operating income increased $10.9 million.

U.S. Segment.

Revenues.

Revenues for the U.S. segment constituted 53.8% and 54.7% of KCS’ consolidated revenues for the quarter ended March 31, 2007 and 2006, respectively. The following summarizes U.S. revenues (in millions) and carload statistics (in thousands). Certain prior year amounts have been reclassified to reflect changes in the business groups to conform to the current year presentation.

	Revenues				Carloads and Intermodal Units
	Three Months Ended				Three Months Ended
	March 31,		Change		March 31,		Change
	2007	2006	Dollars	Percent	2007	2006	Units	Percent

General commodities:
Chemical and petroleum	$43.3	$38.9	$4.4	11%	34.6	34.4	0.2	1%
Forest products and metals	59.8	60.8	(1.0)	(2)%	46.9	52.4	(5.5)	(10)%
Agricultural and minerals	47.4	45.9	1.5	3%	38.9	41.2	(2.3)	(6)%

Total general commodities	150.5	145.6	4.9	3%	120.4	128.0	(7.6)	(6)%
Intermodal and automotive	17.7	17.1	0.6	4%	75.6	74.2	1.4	2%
Coal	40.0	35.4	4.6	13%	69.0	67.2	1.8	3%

Carload revenues, units and intermodal units	208.2	198.1	10.1	5%	265.0	269.4	(4.4)	(2)%

Other revenue	12.9	14.5	(1.6)	(11)%

Total revenues	$221.1	$212.6	$8.5	4%

U.S. revenues for the quarter ended March 31, 2007, totaled $221.1 million, compared to $212.6 million for the same period in 2006. The increase of $8.5 million is attributable to targeted rate increases and increased fuel surcharges, partially offset by decrease in carload volumes. U.S. operations experienced revenue increases in all commodity groups except for the forest products and metal commodities. The following discussion provides an analysis of revenues by commodity group.

Chemical and petroleum.  Revenues increased for chemical and petroleum products for the quarter ended March 31, 2007, due to strong price increases and increased traffic volumes, primarily in the coke and soda ash products.

Forest products and metals.  Revenues decreased slightly for forest products and metals for the quarter ended March 31, 2007, primarily due to decreases in volume in lumber and chip products which can be attributed to the declining housing market. The volume decline was partially offset by targeted rate increases.

Agricultural and minerals.  Revenues increased for agricultural and mineral products for the quarter ended March 31, 2007, due to continued targeted rate adjustments and an increase in velocity over certain corridors and business sectors. Grain traffic accounts for the majority of the decrease in carloads while revenues were flat. Shipments of building material commodities decreased for the quarter due to higher than normal shipments into hurricane affected areas for rebuilding purposes during 2006.

Intermodal and automotive.  Revenues increased in the intermodal and automotive sectors for the quarter ended March 31, 2007. Increases in the intermodal business unit were primarily due to the addition of a new service route, which was partially offset by a decrease in the automotive business due to suspended production at an automotive plant during 2006.

Coal.  Revenue increased for the quarter ended March 31, 2007, as a result of certain targeted rate increases related to renegotiated contracts and overall increases in carloadings at electric generating stations driven by strong demand.

Operating Expenses.

U.S. operating expenses increased $8.3 million when compared to the same period in 2006 as shown below (in millions).

	Three Months Ended
	March 31,		Change
	2007	2006	Dollars	Percent

Compensation and benefits	$64.5	$64.1	$0.4	1%
Depreciation and amortization	14.9	15.3	(0.4)	(3)%
Purchased services	24.8	19.7	5.1	26%
Casualties and insurance	16.2	8.8	7.4	84%
Fuel	33.5	31.5	2.0	6%
Equipment costs	20.1	23.9	(3.8)	(16)%
Materials and other costs	17.6	20.0	(2.4)	(12)%

Total operating expenses	$191.6	$183.3	$8.3	5%

Compensation and benefits.  Compensation and benefits increased for the quarter ended March 31, 2007, compared to the same period in 2006 primarily as a result of annual wage and salary rate increases, increased headcount, and higher healthcare costs. These increases were largely offset by a decrease in calculated labor costs following contract negotiations in the first quarter of 2007.

Depreciation and amortization.  Depreciation and amortization for the quarter ended March 31, 2007, decreased compared to the same period in 2006, due to lower depreciation rates from a rate study completed in the fourth quarter of 2006 partially offset by an increase in the asset base.

Purchased services.  Purchased services for the quarter ended March 31, 2007, increased by $5.1 million compared to the same period in 2006, primarily due to increased use of facilities jointly used by the Company and other railroads driven by increased traffic and due to an increase in the locomotive maintenance program and additional outsourcing of that maintenance.

Casualties and insurance.  Casualties and insurance expenses increased for the quarter ended March 31, 2007, compared to the same period in 2006 primarily due to a favorable casualty reserve recorded in the prior period and higher derailment expense due to a large derailment in March of 2007.

Fuel.  Fuel expense increased for the quarter ended March 31, 2007, as a result of a fuel recovery in the first quarter of 2006 partially offset by a decrease in consumption.

Equipment costs.  Equipment costs decreased by $3.8 million for the quarter ended March 31, 2007. A majority of the equipment costs consists of lease expense for locomotives and freight cars which decreased by $1.5 million due to a decrease in the number of locomotives leased during the quarter. Also included in equipment costs are car hire expenses which includes the costs the Company incurs to use the freight cars of other railroads net of car hire receipts received from other railroads. Car hire expense is affected by the volume of business, the number of cars that are owned or leased, traffic flow, and the time it takes to move traffic. Car hire expense decreased for the period as a result of decreased cycle times due to the effects of the hurricanes in the first quarter of 2006 and a decrease in the use of other railroads’ freight cars.

Materials and other costs.  Other expense decreased for the quarter ended March 31, 2007, compared to the same period in 2006 primarily due to lower sales and use tax primarily as a result of a favorable court ruling, property taxes, and employee expenses. This decrease was partially offset by an increase in materials and supplies primarily used for maintenance of locomotives and freight cars.

Mexico Segment.

Revenues.

Revenues for the Mexico segment constituted 46.2% of KCS’ consolidated revenues for the quarter ended March 31, 2007, and 45.3% for the same period in 2006. The following summarizes consolidated Mexico revenues (in millions) and carload statistics (in thousands). Certain prior year amounts have been reclassified to reflect changes in the business groups to conform to the current year presentation.

	Revenues				Carloads and Intermodal Units
	Three Months Ended				Three Months Ended
	March 31,		Change		March 31,		Change
	2007	2006	Dollars	Percent	2007	2006	Units	Percent

General commodities:
Chemical and petroleum	$32.3	$28.3	$4.0	14%	19.9	19.7	0.2	1%
Forest products and metals	62.4	60.3	2.1	3%	55.2	62.5	(7.3)	(12)%
Agricultural and minerals	46.4	40.5	5.9	15%	33.9	32.4	1.5	5%

Total general commodities	141.1	129.1	12.0	9%	109.0	114.6	(5.6)	(5)%
Intermodal and automotive	38.8	38.2	0.6	2%	76.6	73.7	2.9	4%
Coal	5.1	4.4	0.7	16%	6.2	5.8	0.4	7%

Carload revenues, units and intermodal units	185.0	171.7	13.3	8%	191.8	194.1	(2.3)	(1)%

Other revenue	5.2	4.1	1.1	27%

Total revenues	$190.2	$175.8	$14.4	8%

Mexico revenues for the quarter ended March 31, 2007, totaled $190.2 million, compared to $175.8 million for the same period in 2006. KCSM revenues for the three months ended March 31, 2007, increased

$14.4 million, primarily due to targeted rate increases and increased fuel surcharge participation partially offset by a decrease in carload volumes.

Chemical and petroleum.  Revenues increased during the three months ended March 31, 2007, compared to the same period in 2006, primarily due to price increases and fuel surcharge revenues due to increased customer participation. Additionally, there was increased volume in fuel, oil, diesel, gasoline and plastic products as compared to 2006, attributable to the hurricanes which had adversely impacted the Gulf coast refineries in the prior period.

Forest products and metals.  Revenues increased during the three months ended March 31, 2007, compared to the same 2006 period, primarily due to increased pricing and an increase in steel consumption moving to Texas from San Luis Potosí, where traffic like this more than offset the decrease in carload volumes in the commodity group.

Agricultural and minerals.  Revenues from agricultural products increased during the three months ended March 31, 2007, compared to the same period in 2006. This increase was due to price adjustments which were partially offset by a reduction in import shipments of soybeans, sorghum and wheat products combined with shorter lengths of haul during the three months ended March 31, 2007.

Intermodal and automotive.  Revenues in this commodity group increased during the three months ended March 31, 2007, compared to the same period in the prior year, as a result of targeted increases in rates and increases in traffic at the port of Lázaro Cárdenas, marked by consistent transit times on intermodal trains. These increases were partially offset by decreases in automotive revenues due primarily to fewer shipments within Mexico.

Coal.  Revenues increased during the three months ended March 31, 2007, compared to the same period in 2006, as a result of volume increases from a large customer due to maintenance in its plants.

Operating Expenses.

Mexico operating expenses increased $3.5 million when compared to the same period in 2006 as shown below (in millions).

	Three Months Ended March 31,		Change
	2007	2006	Dollars	Percent

Compensation and benefits	$35.4	$30.9	$4.5	15%
Depreciation and amortization	23.2	23.1	0.1	0%
Purchased services	25.8	34.0	(8.2)	(24)%
Casualties and insurance	3.2	3.8	(0.6)	(16)%
Fuel	29.0	26.8	2.2	8%
Equipment costs	24.8	20.6	4.2	20%
Materials and other costs	5.9	4.6	1.3	28%

Total operating expenses	$147.3	$143.8	$3.5	2%

Compensation and benefits.  For the three months ended March 31, 2007, salaries, wages, employee benefits and statutory profit sharing increased $4.5 million compared to the same period in 2006. The majority of the increase was attributable to an increase in the annual incentive compensation expense and annual wage and salary increases, including an increase in statutory profit sharing expense.

Depreciation and amortization.  Depreciation and amortization expense for the three months ended March 31, 2007 increased $0.1 million, compared to the same period in 2006. This increase is primarily due to capital improvements reflecting a larger capital base.

Purchased services.  Purchased services expense for the three month period ended March 31, 2007 decreased $8.2 million, compared to the same period in 2006. This decrease reflects a reclassification of certain customer switching and transloading costs as revenue deductions as well as lower telecommunications, legal and other purchased services expenses as compared with the prior year. These decreases were partially offset by an increase in the Company’s locomotive maintenance program, which is due to a larger fleet.

Casualties and insurance.  Casualty and insurance expense decreased $0.6 million due primarily to lower costs associated with fewer derailments and freight loss and damage activity compared to the first quarter of 2006.

Fuel.  For the three months ended March 31, 2007, fuel increased $2.2 million compared with the same period in 2006. Fuel expense was driven by higher diesel fuel price and lower gross ton miles per gallon due to changes in traffic mix.

Equipment costs.  Equipment costs increased $4.2 million during the three months ended March 31, 2007, compared to the same period in 2006. The difference primarily reflects a reclassification of customer car hire billed at the border which was reclassified to revenues.

Materials and other costs.  For the three month period ended March 31, 2007, these expenses increased $1.3 million, compared to the same period in 2006 due to increases in materials and supplies expense, certain other employee expenses, and property and other taxes.

Consolidated Non-Operating Expenses.

Equity in Net Earnings (Losses) of Unconsolidated Affiliates.  Equity in earnings from unconsolidated affiliates was $1.1 million for the quarter ended March 31, 2007, compared to $0.5 million for the quarter ended March 31, 2006. Significant components of this change follow:

•	Equity in earnings from the operations of PCRC increased by $0.6 million compared to the prior quarter due to increased freight revenue driven by higher volume.

•	Equity in earnings of Southern Capital, LLC (“Southern Capital”) increased by $0.4 million compared to the prior quarter.

•	KCSM’s losses in earnings of Ferrocarril y Terminal del Valle de México, S.A. de C.V. (“FTVM”) increased by $0.4 million compared to the prior quarter.

Consolidated Interest Expense.  Interest expense for the quarter ended March 31, 2007, decreased by $1.2 million compared to the quarter ended March 31, 2006, primarily due to a favorable summary judgment which resulted in the reversal of previously accrued interest expense related to a tax matter; partially offset by increases in interest rates on floating rate debt.

Foreign Exchange.  For the quarter ended March 31, 2007, the foreign exchange loss was $3.1 million compared to a loss of $4.2 million for the same period in 2006. The change was due to lower depreciation in the U.S. dollar versus the Mexican peso as compared to the first quarter of 2006.

Other Income.  Other income of $0.6 million for the quarter ended March 31, 2007, consists primarily of miscellaneous interest and dividend income. For the quarter ended March 31, 2006, other income of $2.9 million consisted of miscellaneous interest income, dividend income, and royalty income.

Consolidated Income Tax Expense.  For the quarter ended March 31, 2007, the income tax provision was $9.3 million as compared to $7.0 million for the quarter ended March 31, 2006. The effective income tax rate was 29.4% and 35.2% for the quarters ended March 31, 2007 and 2006, respectively. The change in the effective tax rate is primarily attributable to the changing mix of income between the U.S. and Mexican operations.

Liquidity and Capital Resources.

Overview.

KCS’ primary uses of cash are to support operations; maintain and improve its railroad and information systems infrastructure; pay debt service and preferred stock dividends; acquire new and maintain existing locomotives, rolling stock and other equipment; and meet other obligations. See “Cash Flow Information” below.

KCS’ primary sources of liquidity are cash flows generated from operations, borrowings under its revolving credit facilities and access to debt and equity capital markets. Although KCS has had excellent access to capital markets, as a highly leveraged company, the financial terms under which funding is obtained often contain restrictive covenants. The covenants constrain financial flexibility by restricting or prohibiting certain actions, including the ability to incur debt, create or suffer to exist liens, make prepayments of particular debt, pay dividends, make capital investments, engage in transactions with stockholders and affiliates, issue capital stock, sell certain assets, and engage in mergers and consolidations or in sale-leaseback transactions. On March 31, 2007, total available liquidity (the unrestricted cash balance plus revolving credit facility availability) was $143 million.

As of March 31, 2007, KCS had a debt ratio (total debt as a percentage of total debt plus equity) of 52.1 percent and was in compliance with all of its debt covenants. On February 15, 2007, the Company paid all of the preferred stock dividends that were in arrears. KCS is presently current, and expects to remain current, on all of its preferred stock dividend payments. In addition, the Company’s “well-known seasoned issuer” status was restored in April of 2007.

The Company believes, based on current expectations, that cash and other liquid assets, operating cash flows, access to the revolving credit facility, access to capital markets, and other available financing resources will be sufficient to fund anticipated operating, capital and debt service requirements and other commitments through 2007. However, KCS’ operating cash flow and financing alternatives can be unexpectedly impacted by various factors, some of which are outside of its control. For example, if KCS was to experience a substantial reduction in revenues or a substantial increase in operating costs or other liabilities, its operating cash flows could be significantly reduced. Additionally, the Company is subject to economic factors surrounding capital markets and its ability to obtain financing under reasonable terms is subject to market conditions. Further, KCS’ cost of debt can be impacted by independent rating agencies, which assign debt ratings based on certain credit measurements such as interest coverage and leverage ratios.

On February 8, 2007, Standard & Poor’s Rating Service (“S&P”) changed KCS’ outlook from negative to stable and on February 16, 2007, they upgraded the rating on its preferred stock from D to CCC. As of March 31, 2007, S&P rated the Company’s senior secured debt as BB-, senior unsecured debt as B- and the preferred stock as CCC. S&P also maintained a corporate rating on KCS of B and had a stable outlook. Moody’s Investor Service (“Moody’s”) rated the Company’s senior secured debt as Ba2, senior unsecured debt as B3 and the preferred stock as Caa1. Moody’s also maintained a probability of default rating on KCS of B2 and had a stable outlook.

Cash Flow Information.

Summary cash flow data follows (in millions):

	Three Months Ended
	March 31,
	2007	2006

Cash flows provided by (used for):
Operating activities	$51.0	$69.3
Investing activities	(38.4)	(58.7)
Financing activities	(23.6)	(11.6)

Net decrease in cash and cash equivalents	(11.0)	(1.0)
Cash and cash equivalents beginning of year	79.0	31.1

Cash and cash equivalents end of period	$68.0	$30.1

During the quarter ended March 31, 2007, the consolidated cash position decreased $11.0 million from December 31, 2006, primarily attributable to decreases in working capital, the repayment of debt, and the payment of preferred dividends. As compared to the quarter ended March 31, 2006, cash flow from operating activities decreased $18.3 million as decreases in working capital more than offset improved operating performance. Net investing cash outflows decreased $20.3 million due to lower capital expenditures and additional investment by The Alabama Great Southern Railroad Company in MSLLC. Financing activity cash outflows increased $12.0 million due to the repayment of revolving credit facility debt and the payment of preferred dividends.

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

The following summarizes the cash capital expenditures by type (in millions):

	Three Months Ended
	March 31,
	2007	2006

Track infrastructure	$31.4	$57.2
Locomotives, freight cars and other equipment	15.8	6.0
Information technology	1.9	0.3
Facilities and capacity projects	7.1	—
Other	2.1	3.5

Total capital expenditures	$58.3	$67.0

Other Matters.

Preferred Stock Dividends.  On January 12, 2007, the Company declared a cash dividend on the 4.25% Redeemable Cumulative Convertible Perpetual Preferred stock, series C (“Series C Preferred Stock”) and a stock dividend on the 5.125% Cumulative Convertible Perpetual Preferred Stock, Series D (“Series D Preferred Stock”) for dividends in arrears that were due May 15, 2006, August 15, 2006 and November 15, 2006, and

the dividend payment due February 15, 2007. The dividends were paid February 15, 2007, to stockholders of record on February 5, 2007. The Company also declared a cash dividend on the 4%, noncumulative Preferred Stock, payable April 3, 2007, to stockholders of record on March 12, 2007. On April 5, 2007, the Company declared a cash dividend on the Series C Preferred Stock and the Series D Preferred Stock for stockholders of record on May 1, 2007, payable on May 15, 2007.

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

Credit Facility Waiver.  On January 31, 2007, KCS provided written notice to the lenders under the Amended and Restated Credit Agreement dated as of April 28, 2006 (the “2006 Credit Agreement”) of certain representations and other defaults under the 2006 Credit Agreement arising from the potential defaults which existed under the KCSR indentures as described above. These defaults limited KCSR’s access to the revolving credit facility. In its notice of default, the Company also requested that the lenders waive these defaults. On February 5, 2007, the Company received a waiver of such defaults from all of the lenders under the 2006 Credit Agreement. The Company is currently not in default of the 2006 Credit Agreement and has access to the revolving credit facility.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

There was no material change during the quarter from the information set forth in Part II, Item 7A. “Quantitative and Qualitative Disclosure about Market Risk” in the Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4.	Controls and Procedures.

(a) Disclosure Controls and Procedures

As of the end of the fiscal quarter for which this Quarterly Report on Form 10-Q is filed, the Company’s Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

Except as set forth below, there have not been any changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter for which this Quarterly Report on Form 10-Q is filed that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

KCSM deployed its new Revenue Management System (“RMS”), during the quarter. Benefits of the system include more accurate and timely revenue projections and improved cash collections. RMS enhances the transportation waybill and matches it against a new central price repository, which consists of both KCSM published prices and foreign prices that are electronically transmitted and received through the Rate EDI Network (“REN”). The system utilizes this re-engineered revenue waybill to drive downstream revenue accounting, financial reporting and decision support processes. Management has implemented new or revised internal controls in connection with the implementation of this system.

Item 4T.  Controls and Procedures.

Not applicable.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

For information related to the Company’s settlements and other legal proceedings, see Note 6, Commitments and Contingencies under Part I, Item 1, of this quarterly report on Form 10-Q.

Item 1A.	Risk Factors.

There were no material changes during the quarter in the Risk Factors disclosed in Item 1A — “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits

Exhibit No.

10.1	Employment Agreement dated February 10, 2006, between the Kansas City Southern Railway Company, Kansas City Southern and Richard M. Zuza is attached to this Form 10-Q as Exhibit 10.1.
10.2	Equipment Lease Agreement (KCSM 2007-1), dated as of April 4, 2007, between Kansas City Southern de México, S. de R.L. de C.V. and High Ridge Leasing, LLC is attached to this Form 10-Q as Exhibit 10.2.
15.1	Letter regarding unaudited interim financial information is attached to this Form 10-Q as Exhibit 15.1.
31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.1.
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.2.
32.1	Principal Executive Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 32.1.
32.2	Principal Financial Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 32.2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on May 2, 2007.

Kansas City Southern

/s/  Patrick J. Ottensmeyer
Patrick J. Ottensmeyer
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/  Michael K. Borrows
Michael K. Borrows
Vice President and Chief Accounting Officer
(Principal Accounting Officer)