Form 10-Q
period 2007-06-30
KANSAS CITY SOUTHERN
filed 2007-07-27
CIK 54480

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 19, 2007
Common Stock, $0.01 per share par value	76,845,816 Shares

Kansas City Southern

Form 10-Q
June 30, 2007

Kansas City Southern

Form 10-Q
June 30, 2007

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

Introductory Comments.

The Consolidated Financial Statements included herein have been prepared by Kansas City Southern, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). For the purposes of this report, unless the context otherwise requires, all references herein to “KCS” and the “Company” shall mean Kansas City Southern and its subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed, or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and the related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q. Results for the three and six months ended June 30, 2007, are not necessarily indicative of the results expected for the full year ending December 31, 2007.

Kansas City Southern

Consolidated Statements of Income

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(In millions, except share and per share amounts) (Unaudited)

Revenues	$427.1	$413.1	$838.4	$801.5

Operating expenses:
Compensation and benefits	98.5	97.6	198.4	192.6
Purchased services	43.1	52.4	89.8	107.3
Fuel	65.7	63.1	128.2	121.4
Equipment costs	48.5	39.3	93.4	84.0
Depreciation and amortization	40.8	36.8	78.9	75.2
Casualties and insurance	17.5	15.5	36.9	28.1
Materials and other costs	29.9	30.9	57.3	54.1

Total operating expenses	344.0	335.6	682.9	662.7

Operating income	83.1	77.5	155.5	138.8

Equity in net earnings of unconsolidated affiliates	2.8	2.0	3.9	2.5
Interest expense	(41.6)	(40.6)	(81.0)	(81.2)
Debt retirement costs	(6.9)	(2.2)	(6.9)	(2.2)
Foreign exchange gain (loss)	3.4	(7.0)	0.3	(11.2)
Other income	3.3	2.9	3.9	5.8

Income before income taxes and minority interest	44.1	32.6	75.7	52.5
Income tax expense	13.8	8.5	23.1	15.5

Income before minority interest	30.3	24.1	52.6	37.0
Minority interest	0.1	—	0.2	—

Net income	30.2	24.1	52.4	37.0
Preferred stock dividends	4.9	4.9	10.1	9.8

Net income available to common shareholders	$25.3	$19.2	$42.3	$27.2

Earnings per share:
Basic earnings per share	$0.33	$0.26	$0.56	$0.37

Diluted earnings per share	$0.30	$0.24	$0.52	$0.36

Average shares outstanding (in thousands):
Basic	75,892	74,464	75,737	73,661
Potential dilutive common shares	14,840	18,088	14,813	16,355

Diluted	90,732	92,552	90,550	90,016

See accompanying notes to consolidated financial statements.

Kansas City Southern

Consolidated Balance Sheets

	June 30,	December 31,
	2007	2006
	(In millions,
	except share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$66.3	$79.0
Accounts receivable, net	298.4	334.3
Restricted funds	67.4	26.5
Inventories	80.3	72.5
Other current assets	59.7	93.7

Total current assets	572.1	606.0
Investments	64.2	64.9
Property and equipment, net of accumulated depreciation of $844.9 and $897.0 at June 30, 2007 and December 31, 2006, respectively	2,603.9	2,452.2
Concession assets, net	1,273.5	1,303.3
Deferred tax asset	119.0	128.7
Other assets	79.4	82.2

Total assets	$4,712.1	$4,637.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debt due within one year	$10.7	$41.9
Accounts and wages payable	126.1	189.9
Current liability related to Grupo KCSM acquisition	52.3	50.9
Accrued liabilities	351.0	354.7

Total current liabilities	540.1	637.4

Other liabilities:
Long-term debt	1,636.9	1,631.8
Long-term liability related to Grupo KCSM acquisition	33.3	32.4
Deferred income taxes	415.1	417.3
Other noncurrent liabilities and deferred credits	254.2	235.7

Total other liabilities	2,339.5	2,317.2

Minority interest	204.7	100.3
Commitments and contingencies	—	—
Stockholders’ equity:
$25 par, 4% noncumulative preferred stock, 840,000 shares authorized, 649,736 shares issued, 242,170 shares outstanding	6.1	6.1
Series C — redeemable cumulative convertible perpetual preferred stock, $1 par, 4.25%, 400,000 shares authorized, issued and outstanding	0.4	0.4
Series D — cumulative convertible perpetual preferred stock, $1 par, 5.125%, 210,000 shares authorized, issued and outstanding	0.2	0.2
$.01 par, common stock, 400,000,000 shares authorized; 92,863,585 shares issued at June 30, 2007 and December 31, 2006, respectively; 76,860,894 and 75,920,333 shares outstanding at June 30, 2007 and December 31, 2006, respectively	0.7	0.7
Paid in capital	541.9	523.0
Retained earnings	1,077.2	1,050.7
Accumulated other comprehensive income	1.3	1.3

Total stockholders’ equity	1,627.8	1,582.4

Total liabilities and stockholders’ equity	$4,712.1	$4,637.3

See accompanying notes to consolidated financial statements.

Kansas City Southern

Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2007	2006
	(In millions)
	(Unaudited)

Operating activities:
Net income	$52.4	$37.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78.9	75.2
Deferred income taxes	22.9	15.6
KCSM employees’ statutory profit sharing	4.6	5.6
Equity in undistributed earnings of unconsolidated affiliates	(3.9)	(2.5)
Minority interest	0.2	—
Stock based compensation	5.3	2.6
Changes in working capital items:
Accounts receivable	35.9	15.4
Inventories	(8.3)	(13.8)
Other current assets	33.4	4.1
Accounts payable and accrued liabilities	(65.4)	(69.0)
Other, net	4.1	(14.3)

Net cash provided by operating activities	160.1	55.9

Investing activities:
Capital expenditures	(132.7)	(103.4)
Proceeds from disposal of property	7.7	—
Contribution from NS for MSLLC (net of change in restricted contribution)	63.4	40.0
Property investments in MSLLC	(48.4)	—
Other, net	(5.3)	8.5

Net cash used for investing activities	(115.3)	(54.9)

Financing activities:
Proceeds from issuance of long-term debt	326.2	405.2
Repayment of long-term debt	(351.8)	(406.6)
Debt issuance costs	(18.9)	(9.5)
Proceeds from stock plans	0.6	5.2
Dividends paid	(13.6)	(4.2)

Net cash used for financing activities	(57.5)	(9.9)

Cash and cash equivalents:
Net decrease during each period	(12.7)	(8.9)
At beginning of year	79.0	31.1

At end of period	$66.3	$22.2

See accompanying notes to consolidated financial statements.

Kansas City Southern

Notes to Consolidated Financial Statements

1.	Accounting Policies and Interim Financial Statements.

In the opinion of the management of KCS, the accompanying unaudited consolidated financial statements contain all adjustments necessary, which are of a normal and recurring nature, to present fairly the financial position of the Company as of June 30, 2007, and December 31, 2006, the results of operations for the three and six months ended June 30, 2007 and 2006, and cash flows for the six months ended June 30, 2007 and 2006. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three and six months ended June 30, 2007, are not necessarily indicative of the results to be expected for the full year ending December 31, 2007. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Stock Option Plan.  The Kansas City Southern 1991 Amended and Restated Stock Option and Performance Award Plan (as amended and restated effective May 5, 2005) (the “Plan”) provides for the granting of options to purchase up to 16.0 million shares of the Company’s common stock by officers and other designated employees. Options have been granted under the Plan at 100% of the average market price of the Company’s stock on the date of grant and generally have a five year cliff vesting period and are exercisable over the ten year contractual term, except that options outstanding with limited rights (“LRs”) or limited stock appreciation rights (“LSARs”) become immediately exercisable upon certain defined circumstances constituting a change in control of the Company. The Plan includes provisions for stock appreciation rights, LRs and LSARs. All outstanding options include LSARs, except for options granted to non-employee Directors prior to 1999. The grant date fair value, less estimated forfeitures, is recorded to expense on a straight-line basis over the vesting period.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions used to value options issued during the respective periods are as follows:

	Six Months Ended June 30,
	2007	2006

Expected dividend yield	0%	0%
Expected volatility	34.43%	38.00%
Risk-free interest rate	4.68%	5.00%
Expected term (years)	7.5	6.8
Weighted-average grant date fair value of stock options granted	$16.24	$12.64

The Company has not paid dividends to common stockholders since January of 2000 and currently does not expect to pay dividends to common stockholders in the future. The expected volatility is based on the

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

historical volatility of the Company’s stock price over a term equal to the estimated life of the options. The risk-free interest rate is determined based on the U.S. Treasury rates approximating the expected life of the options granted, which represents the period of time the awards are expected to be outstanding and is based on the historical experience of similar awards.

The following table summarizes activity under the stock option plan:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
		Price	Contractual	Intrinsic
Six Months Ended June 30, 2007	Shares	per Share	Term	Value
			In years	(In millions)

Options outstanding at December 31, 2006	2,940,332	$8.98
Granted	22,500	34.11
Exercised	(81,479)	6.58
Forfeited or expired	(18,672)	21.43

Options outstanding at June 30, 2007	2,862,681	$9.16	4.15	$81.2

Vested and expected to vest at June 30, 2007	2,851,094	$9.12	4.13	$81.0

Exercisable at June 30, 2007	2,420,848	$7.84	3.71	$71.9

Compensation expense of $0.1 million and $0.3 million was recognized for stock option awards for the three months ended June 30, 2007 and 2006, and $0.3 million and $0.7 million for the six months ended June 30, 2007 and 2006, respectively. The total income tax benefit recognized in the income statement for stock options was $0.1 million for the three months ended June 30, 2006, and $0.1 million and $0.3 million for the six months ended June 30, 2007 and 2006, respectively.

Additional information regarding stock option exercises appears in the table below (in millions):

	Six Months Ended
	June 30,
	2007	2006

Aggregate grant-date fair value of stock options vested	$0.1	$0.2
Intrinsic value of stock options exercised	2.5	4.2
Cash received from option exercises	0.5	3.5
Excess tax benefit realized from option exercises	—	—

As of June 30, 2007, $1.3 million of unrecognized compensation cost relating to nonvested stock options is expected to be recognized over a weighted-average period of 1.58 years. At June 30, 2007, there were 1,899,133 shares available for future grants under the Plan.

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

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

A summary of nonvested stock activity is as follows:

		Weighted-
		Average	Aggregate
	Number of	Grant Date	Intrinsic
Six Months Ended June 30, 2007	Shares	Fair Value	Value
			(In millions)

Nonvested stock at December 31, 2006	613,573	$23.74
Granted	424,769	32.03
Vested	(62,948)	25.78
Forfeited	(45,046)	26.62

Nonvested stock at June 30, 2007	930,348	$27.25	$34.9

Compensation cost on nonvested stock was $1.7 million and $0.8 million for the three months ended June 30, 2007 and 2006, and $3.3 million and $1.7 million for the six months ended June 30, 2007 and 2006, respectively. The total income tax benefit recognized in the income statement for nonvested stock awards was $0.6 million and $0.3 million for the three months ended June 30, 2007 and 2006, and $1.2 million and $0.6 million for the six months ended June 30, 2007 and 2006, respectively.

As of June 30, 2007, $19.8 million of unrecognized compensation costs related to nonvested stock is expected to be recognized over a weighted-average period of 1.72 years. The fair value (at vest date) of shares vested during the six months ended June 30, 2007, was $1.6 million.

Performance Based Awards.  In January 2007, the Company granted performance based nonvested stock awards which are subject to continued employment through January 2010. In addition to the three year service condition, the number of nonvested shares to be received depends on the attainment of performance goals based on the following annual measures: operating ratio, earnings before interest, tax, depreciation and amortization (EBITDA) and return on capital employed. Over the three year performance period, participants in the aggregate can earn up to a maximum of 858,000 shares which have a weighted-average grant date fair value of $29.82 per share.

The Company expenses the grant date fair value of the awards which are probable of being earned based on forecasted annual performance goals over the three year performance period. Compensation expense on performance based awards was $0.7 million and $1.3 million for the three and six months ended June 30, 2007, respectively. Total income tax benefit recognized in the income statement for performance based awards was $0.3 million and $0.5 million for the three and six months in the period ended June 30, 2007.

As of June 30, 2007, $3.7 million of unrecognized compensation cost related to performance based awards is expected to be recognized over a weighted-average period of 1.18 years. The unrecognized compensation cost includes only the amount determined to be probable of being earned based upon the attainment of the annual performance goals.

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Basic shares	75,892	74,464	75,737	73,661
Effect of dilution	14,840	18,088	14,813	16,355

Diluted shares	90,732	92,552	90,550	90,016

Potentially dilutive shares excluded from the calculation:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Stock options where the exercise price is greater than the average market price of common shares	—	—	—	—
Convertible debt instruments which are anti-dilutive	—	—	—	1,836
Convertible preferred stock which is anti-dilutive	7,000	7,000	7,000	7,000

The following reconciles net income available to common stockholders for purposes of basic earnings per share to net income available to common stockholders for purposes of diluted earnings per share (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net income available to common stockholders for purposes of computing basic earnings per share	25.3	19.2	42.3	27.2
Effect of dividends on conversion of convertible preferred stock	2.1	2.1	4.4	4.2
Effect of interest expense on conversion of $47.0 million escrow note	—	0.4	—	—
Effect of interest expense on conversion of note payable to TMM for VAT/Put settlement	—	0.2	—	0.5

Net income available to common stockholders for purposes of computing diluted earnings per share	27.4	21.9	46.7	31.9

4.	Derivative Instruments.

The Company does not engage in the trading of derivative financial instruments except where the Company’s objective is to manage fuel price risk and foreign currency fluctuations. In general, the Company enters into derivative transactions in limited situations based on management’s assessment of current market conditions and perceived risks. However, management intends to respond to evolving business and market conditions and in doing so, may enter into such transactions more frequently as deemed appropriate.

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

Fuel Derivative Transactions.  As of June 30, 2007, the Company did not have any outstanding fuel swap agreements. Fuel hedging transactions, consisting of fuel swaps, resulted in a decrease in fuel expense of $0.4 million and $0.3 million for the three and six months ended June 30, 2007, and a decrease in fuel expense of $0.3 million and $0.6 million for the three and six months ended June 30, 2006, respectively.

Foreign Exchange Contracts.  The purpose of the foreign exchange contracts of Kansas City Southern de México, S.A. de C.V., a wholly-owned subsidiary of the Company (“KCSM”), is to limit exposure arising from exchange rate fluctuations in its Mexican peso-denominated financial assets and liabilities. Management determines the nature and quantity of any hedging transactions based upon net asset exposure and market conditions. As of June 30, 2007, KCSM did not have any outstanding call option contracts. As of June 30, 2006, KCSM had two Mexican peso call options outstanding in the notional amounts of $1.7 million and $1.2 million, based on the average exchange rate of 14.50 and 13.00 Mexican pesos per U.S. dollar, respectively. These options expired on May 30, 2007 and September 6, 2006, respectively.

Foreign Currency Balance.  At June 30, 2007 and at December 31, 2006, KCSM had financial assets and liabilities denominated in Mexican pesos of Ps.2,352.2 million and Ps.2,304.0 million, and Ps.829.1 million and Ps.651.4 million, respectively. At June 30, 2007 and at December 31, 2006, the exchange rate was Ps.10.78 and Ps.10.82, per U.S. dollar, respectively.

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

KCS’ total comprehensive income was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net income	$30.2	$24.1	$52.4	$37.0
Other comprehensive income:
Amortization of interest rate swaps	—	0.1	—	0.2
Amortization of prior service credit	(0.1)	—	—	—

Total comprehensive income	$30.1	$24.2	$52.4	$37.2

6.	Commitments and Contingencies.

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

Environmental Liabilities.  The Company’s U.S. operations are subject to extensive federal, state and local environmental laws and regulations. The major U.S. environmental laws to which the Company is subject include, among others, the Federal Comprehensive Environmental Response, Compensation and Liability Act

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

(“CERCLA,” also known as the Superfund law), the Toxic Substances Control Act, the Federal Water Pollution Control Act, and the Hazardous Materials Transportation Act. CERCLA can impose joint and several liabilities for cleanup and investigation costs, without regard to fault or legality of the original conduct, on current and predecessor owners and operators of a site, as well as those who generate, or arrange for the disposal of hazardous substances. The Company does not believe that compliance with the requirements imposed by the environmental legislation will impair its competitive capability or result in any material additional capital expenditures, operating or maintenance costs. The Company is, however, subject to environmental remediation costs as described below.

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

Environmental remediation expense was $3.2 million and $2.7 million for the six months ended June 30, 2007 and 2006, respectively, and was included in casualties and insurance expense on the consolidated statements of income. Additionally, as of June 30, 2007, KCS had a liability for environmental remediation of $9.4 million. This amount was derived from a range of reasonable estimates based upon the studies and site surveys described above and in accordance with Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies” (“SFAS 5”).

Casualty Claim Reserves.  The Company’s casualty and liability reserve for its U.S. business segment is based on actuarial studies performed on an undiscounted basis. The reserve is based on claims filed and an estimate of claims incurred but not yet reported. While the ultimate amount of claims incurred is dependent on

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

various factors, it is management’s opinion that the recorded liability is a reasonable estimate of aggregate future payments. Adjustments to the liability are reflected as operating expenses in the period in which the adjustments are known. Casualty claims in excess of self-insurance levels are insured up to certain coverage amounts, depending on the type of claim and year of occurrence. Activity in the reserve follows (in millions):

	Six Months Ended
	June 30,
	2007	2006

Balance at beginning of year	$117.4	$103.9
Accruals, net (includes the impact of actuarial studies)	12.2	3.7
Payments	(43.5)	(9.4)

Balance at end of period	$86.1	$98.2

The casualty claim reserve balance as of June 30, 2007 is based on an updated study of casualty reserves for data through May 31, 2007 and a review of the last month’s experience. The activity for the six months ended June 30, 2007 primarily relates to the net settlements and payments related to a large casualty claim, and the reserves for FELA, third-party, and occupational illness claims. The changes to the reserve in the current year compared to the prior year primarily reflect a large litigation settlement, the reversal of approximately $4.4 million of loss reserves in the first quarter of 2006 and the current accruals related to the trend of loss experience since the date of the prior study.

Reflecting the uncertainty surrounding the outcome of casualty claims, it is reasonably possible that future costs to settle casualty claims may range from approximately $82 million to $96 million. However, management believes that the $86.1 million recorded is the best estimate of the Company’s future obligations for the settlement of casualty claims at June 30, 2007. The most sensitive assumptions for personal injury accruals are the expected average cost per claim and the projected frequency rates for the number of claims that will ultimately result in payment. A 10% increase or decrease in either the expected average cost per claim or the frequency rate for claims with payments would result in an approximate $8.6 million increase or decrease in the Company’s recorded personal injury reserves.

Antitrust Lawsuit.  The Kansas City Southern Railway Company, a wholly-owned subsidiary of the Company (“KCSR”), has been included along with the other major U.S. railroads in a number of putative class actions alleging that the individual railroads conspired in violation of U.S. antitrust laws. The other railroads included are CSX Transportation, Inc., BNSF Railway Co., Union Pacific Railroad Co., and Norfolk Southern Railway Co. In some cases the Association of American Railroads has been named as a party. The allegation relates to fuel surcharge rates in connection with unregulated shipments in the United States. The first of these lawsuits was filed on or about May 14, 2007 in the United States District Court for the District of New Jersey. As of July 18, 2007, 19 additional, virtually identical, lawsuits have been filed in numerous federal courts. A motion is presently pending before the Judicial Panel on Multidistrict Litigation (“JPML”) to transfer all of these lawsuits to a single district court for coordinated pretrial proceedings. Because plaintiffs and defendants agree that multidistrict treatment of the lawsuits is appropriate, KCSR anticipates that the JPML motion will be granted. However, because the JPML has not yet ruled, the transferee court has not yet been identified. Each of the lawsuits is at an early stage, and none have entered the discovery phase of litigation. None of the lawsuits have made a claim for a specified amount of damages, although each seeks to recover compensatory and treble damages on behalf of a nationwide class of shippers, along with attorneys’ fees and costs. KCSR believes it has strong defenses and intends to vigorously contest these lawsuits, through trial and appeal if necessary. In addition, the Company has learned that a state attorney general has initiated an investigation of rail fuel surcharges, has sought information regarding those surcharges from other railroads and intends to request similar information from the Company. KCS is presently unable to reasonably evaluate the likelihood of an unfavorable outcome or quantify the possible damages, if any, associated with these

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

matters, or judge whether or not those damages would be material to its consolidated financial position, results of operations, cash flows or business.

Disputes Relating to Payments for the Use of Trackage and Haulage Rights and Interline Services.  KCSM and Ferrocarril Mexicano, S.A. de C.V. (“Ferromex”) both initiated administrative proceedings seeking a determination by the Mexican Secretaria de Comunicaciones y Transportes (“Ministry of Communications and Transportation” or “SCT”) of the rates that the companies should pay each other in connection with the use of trackage and haulage rights and interline and terminal services. The SCT, in March of 2002, issued rulings setting the rates for trackage and haulage rights. In August of 2002, the SCT issued a ruling setting the rates for interline and terminal services. KCSM and Ferromex appealed both rulings. Following the trial and appellate court decisions, the Mexican Supreme Court in February of 2006, in a ruling from the bench, sustained KCSM’s appeal of the SCT’s trackage and haulage rights ruling, vacating the ruling and ordering the SCT to issue a new ruling consistent with the Court’s opinion. KCSM has not yet received the written opinion of the Mexican Supreme Court relating to the interline and terminal services appeal. In October 2006, KCSM was served with a claim raised by Ferromex in which Ferromex asked for information concerning the interline traffic between KCSM and Ferromex from January 2002 through December 2004. KCSM filed an answer to this claim and expects this litigation to continue over the next few years. The Company believes that based on its assessment of the facts in this case, there will be no material effect on KCS’ results of operations.

Disputes Relating to the Scope of the Mandatory Trackage Rights.  KCSM and Ferromex are parties to various civil cases involving disputes over the application and proper interpretation of the mandatory trackage rights. In August 2002, the SCT issued rulings determining Ferromex’s trackage rights in Monterrey, Nuevo León. KCSM and Ferromex both appealed the SCT’s rulings. At the Mexican Administrate Federal Court level, KCSM obtained what it believes were favorable rulings. Ferromex appealed these rulings and the case was returned to the Mexican Administrative Federal Court. The Administrative Federal Court issued a ruling on June 11, 2007, however, it has not been released to the parties.

Claims Asserted under the TMM Acquisition Agreement.  As part of the acquisition of Grupo KCSM, S.A. de C.V. (“Grupo KCSM”) in 2005, KCS issued escrow notes totaling $47.0 million which are subject to reduction for certain potential losses related to incorrect representations and warranties or breaches of covenants in the Amended and Restated Acquisition Agreement (“Acquisition Agreement”) by Grupo TMM, S.A. (“TMM”). In January 2007, KCS advised TMM that KCS intended to assert claims totaling an amount greater than $47.0 million for indemnification under the Acquisition Agreement related to representations and warranties made by TMM. In February 2007, KCS received notice from TMM indicating that TMM would seek damages from KCS under the Acquisition Agreement. The parties are obligated under the Acquisition Agreement to attempt to resolve their differences informally and, if not successful, then to submit them to binding arbitration.

Acquisition of Locomotives.  In August 2006, KCSR entered into an agreement with Electro-Motive Diesel, Inc. (“EMD”) to acquire 30 new locomotives to be delivered in August and September of 2007. The Company intends to finance the locomotives through an operating lease.

In April 2007, KCSM and KCSR entered into a definitive purchase agreement with EMD to acquire 70 locomotives for delivery in October 2007 through April 2008 at an aggregate cost of approximately $143.3 million. KCSR will acquire 30 of these locomotives and KCSM will acquire the other 40. The Company intends to finance the acquisition through operating leases

Letter of Intent.  KCSR and KCSM entered into a letter of intent with General Electric Company (“GE”) in September 2006, to acquire 80 locomotives to be delivered in late 2007 through August 2008. KCSR intends to acquire 30 of these locomotives and KCSM intends to acquire the other 50. KCSR and KCSM each anticipates entering into purchase agreements with GE in the third quarter of 2007 with respect to the 80 locomotives.

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

Lease of Locomotives.  In April 2007, KCSM entered into an Equipment Lease Agreement (the “Lease”) between KCSM and High Ridge Leasing LLC (the “Lessor”), for 30 GE locomotives delivered to KCSM in December 2006 and January 2007. Pursuant to the terms of the Lease, KCSM agreed to sell the locomotives to the Lessor and to lease the locomotives from the Lessor for an initial term of 20 years under the terms of an operating lease.

Lease of Railcars.  In June 2007, KCSR entered into an equipment lease agreement for 60 ballast cars. The lease qualifies as a capital lease with a term of 10 years and total future minimum lease payments of $17.8 million.

Panama Canal Railway Company.  Under the terms of a loan agreement with the International Finance Corporation (“IFC”), the Company is a guarantor for up to $3.9 million of the IFC debt of Panama Canal Railway Company (“PCRC”). Also, if PCRC terminates its concession contract with the Panamanian government without the IFC’s consent, KCS is a guarantor for up to $9.5 million of the outstanding senior loans. The Company is also a guarantor for up to $0.4 million of PCRC equipment loans and capital leases, and has issued three irrevocable letters of credit totaling approximately $2.8 million to fulfill the Company’s fifty percent guarantee of approximately $5.6 million of equipment loans.

7.	Income Taxes.

In June 2006, the Financial Accounting Standards Board issued Interpretation Number 48 “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires the Company to recognize in the financial statements the benefit of a tax position only if the impact is more likely than not of being sustained on audit based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.

The provisions of FIN 48 were effective for KCS beginning January 1, 2007. The Company recognized a cumulative effect of the change in accounting principle of $1.3 million recorded as a decrease to opening retained earnings. The total unrecognized tax benefit as of January 1, 2007 was $26.3 million of which $5.1 million would affect the effective tax rate if recognized.

The Company recorded a $3.9 million increase in unrecognized tax benefits in the second quarter due to uncertainty regarding the timing of deducting certain reserves. The increase to unrecognized tax benefits would have no impact on the effective tax rate if recognized.

Within the next twelve months, the Company anticipates a tax examination will be settled which will result in a decrease in unrecognized tax benefits of approximately $12 million. The tax exam settlement is expected to have an immaterial effect on the Company’s consolidated effective tax rate.

Tax returns filed in the United States from 1997 through the current year remain open to examination by the Internal Revenue Service. Tax returns filed in Mexico from 2001 through the current year remain open to examination by the taxing authorities in Mexico.

Interest and penalties related to uncertain tax positions are included in income before taxes on the income statement. Related accruals as of the date of adoption was $13.5 million, of which $2.1 million relates to 2007.

8.	Pension and Other Postretirement Benefits.

Health and Welfare.  Certain U.S. employees that have met age and service requirements are eligible for life insurance coverage and medical benefits during retirement. The retiree medical plan is contributory and provides benefits to retirees, their covered dependents and beneficiaries. The life insurance plan is non-

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

contributory and covers retirees only. The Company’s policy, in most cases, is to fund benefits payable under these plans as the obligations become due.

KCSM Union Pension.  Under the provisions of a bargaining agreement for covered employees in Mexico, KCSM provides a substantive pension benefit in the form of a lump-sum post-retirement payment to retirees who leave KCSM after age 60. KCSM’s practice is to fund benefits under this program as the obligations become due.

9.	Business Segments.

The accompanying segment reporting information (in millions) has been prepared and presented pursuant to Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Operating units are defined as either U.S. or Mexico segments. Appropriate eliminations of revenue and reclassifications of operating revenues and expenses have been recorded in deriving consolidated data. The U.S. segment consists primarily of KCSR and The Texas Mexican Railway Company (“Tex-Mex”). The Mexico segment consists of KCSM and Arrendadora KCSM, S.A. de C.V. (“Arrendadora”).

	Three Months Ended June 30, 2007
	U.S.	Mexico	Elimination	Consolidated

Revenue	$227.7	$199.4	$—	$427.1

Operating expenses:
Compensation and benefits	63.8	34.7	—	98.5
Purchased services	22.2	25.2	(4.3)	43.1
Fuel	36.3	29.4	—	65.7
Equipment costs	20.9	27.9	(0.3)	48.5
Depreciation and amortization	16.6	24.2	—	40.8
Casualties and insurance	13.4	4.1	—	17.5
Material and other costs	19.6	6.0	4.3	29.9

Total operating expenses	192.8	151.5	(0.3)	344.0

Operating income	$34.9	$47.9	$0.3	$83.1

Income before income taxes and minority interest	$20.4	$23.7	$—	$44.1

Capital expenditures	45.0	29.4	—	74.4

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

	Three Months Ended June 30, 2006
	U.S.	Mexico	Elimination	Consolidated

Revenue	$218.3	$194.8	$—	$413.1

Operating expenses:
Compensation and benefits	64.7	32.9	—	97.6
Purchased services	21.7	29.5	1.2	52.4
Fuel	35.9	27.2	—	63.1
Equipment costs	19.5	19.8	—	39.3
Depreciation and amortization	15.3	21.5	—	36.8
Casualties and insurance	13.0	2.5	—	15.5
Material and other costs	20.5	11.6	(1.2)	30.9

Total operating expenses	190.6	145.0	—	335.6

Operating income	$27.7	$49.8	$—	$77.5

Income before income taxes and minority interest	$11.5	$21.1	—	$32.6

Capital expenditures	23.1	13.3	—	36.4

	Six Months Ended June 30, 2007
	U.S.	Mexico	Elimination	Consolidated

Revenue	$448.8	$389.6	$—	$838.4

Operating expenses:
Compensation and benefits	128.3	70.1	—	198.4
Purchased services	47.0	51.0	(8.2)	89.8
Fuel	69.8	58.4	—	128.2
Equipment costs	41.0	52.7	(0.3)	93.4
Depreciation and amortization	31.5	47.4	—	78.9
Casualties and insurance	29.6	7.3	—	36.9
Material and other costs	37.2	11.9	8.2	57.3

Total operating expenses	384.4	298.8	(0.3)	682.9

Operating income	$64.4	$90.8	$0.3	$155.5

Income before income taxes and minority interest	$37.6	$38.1	$—	$75.7

Total assets	$2,349.4	$2,405.6	$(42.9)	$4,712.1
Total liabilities	1,774.0	1,148.5	(42.9)	2,879.6
Capital expenditures	82.4	50.3	—	132.7

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

	Six Months Ended June 30, 2006
	U.S.	Mexico	Elimination	Consolidated

Revenue	$430.9	$370.6	$—	$801.5

Operating expenses:
Compensation and benefits	128.8	63.8	—	192.6
Purchased services	41.4	63.5	2.4	107.3
Fuel	67.4	54.0	—	121.4
Equipment costs	43.6	40.4	—	84.0
Depreciation and amortization	30.6	44.6	—	75.2
Casualties and insurance	21.8	6.3	—	28.1
Material and other costs	40.3	16.2	(2.4)	54.1

Total operating expenses	373.9	288.8	—	662.7

Operating income	$57.0	$81.8	$—	$138.8

Income before income taxes and minority interest	$26.1	$26.4	$—	$52.5

Total assets	$2,161.6	$2,369.3	$(69.5)	$4,461.4
Total liabilities	1,782.5	1,150.1	(69.5)	2,863.1
Capital expenditures	74.9	28.5	—	103.4

10.	Condensed Consolidating Financial Information.

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

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended June 30, 2007
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Revenues	$—	$203.2	$2.6	$228.5	$(7.2)	$427.1
Operating expenses	6.0	174.0	3.8	167.1	(6.9)	344.0

Operating income (loss)	(6.0)	29.2	(1.2)	61.4	(0.3)	83.1
Equity in net earnings of unconsolidated affiliates	35.5	1.4	—	2.4	(36.5)	2.8
Interest expense	(1.5)	(16.7)	(0.4)	(23.5)	0.5	(41.6)
Debt retirement costs	—	—	—	(6.9)	—	(6.9)
Foreign exchange gain	—	—	—	3.4	—	3.4
Other income (expense)	(0.3)	0.6	—	3.2	(0.2)	3.3

Income (loss) before income taxes and minority interest	27.7	14.5	(1.6)	40.0	(36.5)	44.1
Income tax expense (benefit)	(2.6)	5.5	(0.6)	11.5	—	13.8
Minority interest	0.1	—	—	—	—	0.1

Net income (loss)	$30.2	$9.0	$(1.0)	$28.5	$(36.5)	$30.2

	Three Months Ended June 30, 2006
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Revenues	$—	$196.8	$2.6	$219.8	$(6.1)	$413.1
Operating expenses	4.7	165.4	5.0	166.5	(6.0)	335.6

Operating income (loss)	(4.7)	31.4	(2.4)	53.3	(0.1)	77.5
Equity in net earnings (losses) of unconsolidated affiliates	27.9	(0.8)	—	1.9	(27.0)	2.0
Interest expense	(1.4)	(15.8)	(0.3)	(23.5)	0.4	(40.6)
Debt retirement costs	—	(2.2)	—	—	—	(2.2)
Foreign exchange loss	—	—	—	(7.0)	—	(7.0)
Other income	0.3	1.0	—	2.1	(0.5)	2.9

Income (loss) before income taxes and minority interest	22.1	13.6	(2.7)	26.8	(27.2)	32.6
Income tax expense (benefit)	(2.0)	5.5	(1.0)	6.0	—	8.5

Net income (loss)	$24.1	$8.1	$(1.7)	$20.8	$(27.2)	$24.1

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

	Six Months Ended June 30, 2007
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Revenues	$—	$401.6	$5.1	$445.9	$(14.2)	$838.4
Operating expenses	11.6	335.2	8.8	340.8	(13.5)	682.9

Operating income (loss)	(11.6)	66.4	(3.7)	105.1	(0.7)	155.5
Equity in net earnings of unconsolidated affiliates	61.9	1.3	—	2.4	(61.7)	3.9
Interest expense	(3.1)	(29.9)	(0.7)	(48.2)	0.9	(81.0)
Debt retirement costs	—	—	—	(6.9)	—	(6.9)
Foreign exchange gain	—	—	—	0.3	—	0.3
Other income (expense)	(0.3)	1.1	—	3.3	(0.2)	3.9

Income (loss) before income taxes and minority interest	46.9	38.9	(4.4)	56.0	(61.7)	75.7
Income tax expense (benefit)	(5.7)	15.1	(1.6)	15.3	—	23.1
Minority interest	0.2	—	—	—	—	0.2

Net income (loss)	$52.4	$23.8	$(2.8)	$40.7	$(61.7)	$52.4

	Six Months Ended June 30, 2006
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Revenues	$—	$386.1	$5.1	$421.3	$(11.0)	$801.5
Operating expenses	9.0	320.6	9.6	334.4	(10.9)	662.7

Operating income (loss)	(9.0)	65.5	(4.5)	86.9	(0.1)	138.8
Equity in net earnings (losses) of unconsolidated affiliates	47.6	(1.6)	—	3.4	(46.9)	2.5
Interest expense	(3.6)	(31.2)	(0.6)	(46.5)	0.7	(81.2)
Debt retirement costs	—	(2.2)	—	—	—	(2.2)
Foreign exchange loss	—	—	—	(11.2)	—	(11.2)
Other income	0.4	2.1	—	4.0	(0.7)	5.8

Income (loss) before income taxes and minority interest	35.4	32.6	(5.1)	36.6	(47.0)	52.5
Income tax expense (benefit)	(1.6)	10.2	(1.8)	8.7	—	15.5

Net income (loss)	$37.0	$22.4	$(3.3)	$27.9	$(47.0)	$37.0

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	June 30, 2007
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Assets:
Current assets	$5.4	$210.8	$4.5	$355.8	$(4.4)	$572.1
Investments	2,016.8	426.6	—	450.9	(2,830.1)	64.2
Property and equipment, net	0.6	1,250.8	223.7	1,129.3	(0.5)	2,603.9
Concession assets, net	—	—	—	1,273.5	—	1,273.5
Other assets	2.0	28.7	0.4	167.3	—	198.4

Total assets	$2,024.8	$1,916.9	$228.6	$3,376.8	$(2,835.0)	$4,712.1

Liabilities and equity:
Current liabilities	$378.7	$(243.5)	$139.3	$270.0	$(4.4)	$540.1
Long-term debt	0.2	748.2	0.5	888.0	—	1,636.9
Payables to affiliates	33.3	—	—	—	—	33.3
Deferred income taxes	(40.7)	376.1	74.8	4.9	—	415.1
Other liabilities	24.9	93.4	14.3	121.7	(0.1)	254.2
Minority interest	0.6	31.4	—	201.8	(29.1)	204.7
Stockholders’ equity	1,627.8	911.3	(0.3)	1,890.4	(2,801.4)	1,627.8

Total liabilities and equity	$2,024.8	$1,916.9	$228.6	$3,376.8	$(2,835.0)	$4,712.1

	December 31, 2006
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Assets:
Current assets	$4.8	$253.4	$4.8	$355.8	$(12.8)	$606.0
Investments	1,952.3	429.9	—	450.8	(2,768.1)	64.9
Property and equipment, net	0.6	1,163.7	227.9	1,060.5	(0.5)	2,452.2
Concession assets, net	—	—	—	1,303.3	—	1,303.3
Other assets	5.0	31.4	—	174.5	—	210.9

Total assets	$1,962.7	$1,878.4	$232.7	$3,344.9	$(2,781.4)	$4,637.3

Liabilities and equity:
Current liabilities	$353.4	$(229.5)	$140.1	$386.1	$(12.7)	$637.4
Long-term debt	0.2	733.4	0.6	897.6	—	1,631.8
Payables to affiliates	32.4	—	—	—	—	32.4
Deferred income taxes	(10.4)	361.0	76.5	(9.8)	—	417.3
Other liabilities	4.7	94.5	13.0	123.8	(0.3)	235.7
Minority interest	—	31.4	—	100.3	(31.4)	100.3
Stockholders’ equity	1,582.4	887.6	2.5	1,846.9	(2,737.0)	1,582.4

Total liabilities and equity	$1,962.7	$1,878.4	$232.7	$3,344.9	$(2,781.4)	$4,637.3

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2007
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Operating activities:
Excluding intercompany activity	$(11.5)	$85.5	$0.2	$85.9	$—	$160.1
Intercompany activity	24.2	(15.3)	0.1	(9.0)	—	—

Net cash provided	12.7	70.2	0.3	76.9	—	160.1

Investing activities:
Capital expenditures	—	(79.3)	—	(53.4)	—	(132.7)
Proceeds from disposal of property	—	3.1	—	4.6	—	7.7
Contribution from NS for MSLLC (net of change in restricted contribution)	(0.1)	—	—	63.5	—	63.4
Property investments in MSLLC	—	—	—	(48.4)	—	(48.4)
Other, net	—	(12.2)	—	6.9	—	(5.3)

Net cash used	(0.1)	(88.4)	—	(26.8)	—	(115.3)

Financing activities:
Proceeds from issuance of long-term debt	—	95.0	—	231.2	—	326.2
Repayment of long-term debt	—	(94.9)	—	(256.9)	—	(351.8)
Debt issuance costs	—	(3.1)	—	(15.8)	—	(18.9)
Proceeds from stock plans	0.6	—	—	—	—	0.6
Dividends paid	(13.6)	—	—	—	—	(13.6)

Net cash provided (used)	(13.0)	(3.0)	—	(41.5)	—	(57.5)

Cash and cash equivalents:
Net increase (decrease)	(0.4)	(21.2)	0.3	8.6	—	(12.7)
At beginning of year	0.2	36.2	—	42.6	—	79.0

At end of period	$(0.2)	$15.0	$0.3	$51.2	$—	$66.3

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2006
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Operating activities:
Excluding intercompany activity	$(6.1)	$22.1	$3.0	$6.7	$—	$25.7
Intercompany activity	48.6	(2.1)	(2.2)	(14.1)	—	30.2

Net cash provided (used)	42.5	20.0	0.8	(7.4)	—	55.9

Investing activities:
Capital expenditures	—	(50.2)	(0.1)	(53.1)	—	(103.4)
Proceeds from disposal of property	—	—	—	40.0	—	40.0
Other, net	—	8.2	—	0.3	—	8.5

Net cash used	—	(42.0)	(0.1)	(12.8)	—	(54.9)

Financing activities:
Proceeds from issuance of long- term debt	—	374.1	—	31.1	—	405.2
Repayment of long-term debt	(44.0)	(362.3)	—	(0.3)	—	(406.6)
Debt issuance costs	—	(7.3)	—	(2.2)	—	(9.5)
Proceeds from stock plans	5.2	—	—	—	—	5.2
Dividends paid	(4.2)	—	—	—	—	(4.2)

Net cash provided (used)	(43.0)	4.5	—	28.6	—	(9.9)

Cash and cash equivalents:
Net increase (decrease)	(0.5)	(17.5)	0.7	8.4	—	(8.9)
At beginning of year	0.7	20.7	(0.9)	10.6	—	31.1

At end of period	$0.2	$3.2	$(0.2)	$19.0	$—	$22.2

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Kansas City Southern:

We have reviewed the accompanying consolidated balance sheet of Kansas City Southern and subsidiaries as of June 30, 2007, and the related consolidated statements of income for the three and six-month periods ended June 30, 2007 and 2006, respectively, and the related consolidated statements of cash flows for the six-month periods ended June 30, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management.

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

As discussed in note 1 to the consolidated interim financial statements, Kansas City Southern adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Kansas City Southern and subsidiaries as of December 31, 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2007, we expressed an unqualified opinion on those consolidated financial statements. Our report refers to Kansas City Southern’s adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, effective January 1, 2006. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP
Kansas City, Missouri
July 26, 2007

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

Critical Accounting Policies and Estimates.

The Company’s discussion and analysis of its financial position and results of operations is based upon its consolidated financial statements. The preparation of the financial statements requires estimation and judgment that affect the reported amounts of revenue, expenses, assets, and liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If the estimates differ materially from actual results, the impact on the consolidated financial statements may be material. The Company’s critical accounting policies are disclosed in the 2006 annual report on Form 10-K. There have been no significant changes with respect to these policies during the first six months of 2007.

Overview.

KCS operates under two reportable business segments, which are defined geographically as United States (“U.S.”) and Mexico. The U.S. segment consists primarily of The Kansas City Southern Railway Company (“KCSR”), Mexrail Inc. (“Mexrail”), and Meridian Speedway, LLC (“MSLLC”), while the Mexico segment includes primarily Kansas City Southern de México, S.A. de C.V. (“KCSM”) and Arrendadora KCSM, S.A. de C.V. (“Arrendadora”). In both the U.S. and the Mexico segments, the Company generates revenues and cash flows by providing customers with freight delivery services throughout North America directly and through connections with other rail carriers. Customers conduct business in a number of different industries, including electric-generating utilities, chemical and petroleum products, paper and forest products, agriculture and mineral products, automotive products and intermodal transportation. Appropriate eliminations and reclassifications have been recorded in deriving consolidated financial statements. Each of these segments is comprised of companies with separate boards of directors, operates and serves different geographical regions, and is subject to different customs, laws and tax regulations.

Second Quarter Analysis.

The Company achieved consolidated net income of $30.2 million for the three months ended June 30, 2007 compared to net income of $24.1 million for the same period ended 2006.

Operating income increased $5.6 million for the three months ended June 30, 2007, to $83.1 million as compared to $77.5 million for the same period ended 2006. The revenue growth of 3.4% over the second quarter 2006 was primarily driven by price increases.

Cash flows from operations increased to $160.1 million as compared to $55.9 million for the six month periods ended June 30, 2007 and 2006, respectively, an increase of $104.2 million. The increase is primarily due to increased net income and a reduction in working capital. Capital expenditures are a significant use of cash flows due to the capital intensive nature of railroad operations. Cash used for capital expenditures for the six months ended June 30, 2007 was $132.7 million as compared to $103.4 million for the same period in 2006.

Results of Operations.

Consolidated net income for the second quarter of 2007 increased $6.1 million compared to the prior year second quarter as discussed above.

The following summarizes KCS’ income statement (in millions):

	Three Months Ended
	June 30,		Change
	2007	2006	Dollars	Percent

Revenues	$427.1	$413.1	$14.0	3%
Operating expenses	344.0	335.6	8.4	3%

Operating income	83.1	77.5	5.6	7%
Equity in net earnings of unconsolidated affiliates	2.8	2.0	0.8	40%
Interest expense	(41.6)	(40.6)	1.0	2%
Debt retirement costs	(6.9)	(2.2)	4.7	214%
Foreign exchange gain (loss)	3.4	(7.0)	10.4	149%
Other income	3.3	2.9	0.4	14%

Income before income taxes and minority interest	44.1	32.6	11.5	35%
Income tax expense	13.8	8.5	5.3	62%

Income before minority interest	30.3	24.1	6.2	26%
Minority interest	0.1	—	0.1	—

Net income	$30.2	$24.1	$6.1	25%

Consolidated net income for the six months ended June 30, 2007 increased $15.4 million compared to the same period in 2006. The following summarizes the consolidated income statement components of KCS (in millions):

	Six Months Ended
	June 30,		Change
	2007	2006	Dollars	Percent

Revenues	$838.4	$801.5	$36.9	5%
Operating expenses	682.9	662.7	20.2	3%

Operating income	155.5	138.8	16.7	12%
Equity in net earnings of unconsolidated affiliates	3.9	2.5	1.4	56%
Interest expense	(81.0)	(81.2)	(0.2)	(0)%
Debt retirement costs	(6.9)	(2.2)	4.7	214%
Foreign exchange gain (loss)	0.3	(11.2)	11.5	103%
Other income	3.9	5.8	(1.9)	(33)%

Income before income taxes and minority interest	75.7	52.5	23.2	44%
Income tax expense	23.1	15.5	7.6	49%

Income before minority interest	52.6	37.0	15.6	42%
Minority interest	0.2	—	0.2	—

Net income	$52.4	$37.0	$15.4	42%

U.S. Segment.

Revenues.

Revenues for the U.S. segment constituted 53.3% and 52.8% of KCS’ consolidated revenues for the quarter ended June 30, 2007 and 2006, respectively. The following summarizes U.S. revenues (in millions) and carload statistics (in thousands). Certain prior year amounts have been reclassified to reflect changes in the business groups to conform to the current year presentation.

	Revenues				Carloads and Intermodal Units
	Three Months				Three Months
	Ended June 30,		Change		Ended June 30,		Change
	2007	2006	Dollars	Percent	2007	2006	Units	Percent

Chemical and petroleum	$47.1	$41.6	$5.5	13%	38.2	35.3	2.9	8%
Forest products and metals	60.9	61.6	(0.7)	(1)%	45.8	51.6	(5.8)	(11)%
Agricultural and minerals	48.9	46.8	2.1	4%	39.6	40.1	(0.5)	(1)%

Total general commodities	156.9	150.0	6.9	5%	123.6	127.0	(3.4)	(3)%
Intermodal and automotive	17.6	18.4	(0.8)	(4)%	64.0	83.6	(19.6)	(23)%
Coal	41.2	36.3	4.9	13%	72.1	67.8	4.3	6%

Carload revenues, units and intermodal units	215.7	204.7	11.0	5%	259.7	278.4	(18.7)	(7)%

Other revenue	12.0	13.6	(1.6)	(12)%

Total revenues (i)	$227.7	$218.3	$9.4	4%

(i) Included in revenues:
Fuel surcharge	$18.1	$18.9

	Revenues				Carloads and Intermodal Units
	Six Months				Six Months
	Ended June 30,		Change		Ended June 30,		Change
	2007	2006	Dollars	Percent	2007	2006	Units	Percent

Chemical and petroleum	$90.4	$80.5	$9.9	12%	72.8	69.7	3.1	4%
Forest products and metals	120.7	122.4	(1.7)	(1)%	92.7	104.0	(11.3)	(11)%
Agricultural and minerals	96.3	92.7	3.6	4%	78.5	81.3	(2.8)	(3)%

Total general commodities	307.4	295.6	11.8	4%	244.0	255.0	(11.0)	(4)%
Intermodal and automotive	35.3	35.5	(0.2)	(1)%	139.6	157.8	(18.2)	(12)%
Coal	81.2	71.7	9.5	13%	141.1	135.0	6.1	5%

Carload revenues, units and intermodal units	423.9	402.8	21.1	5%	524.7	547.8	(23.1)	(4)%

Other revenue	24.9	28.1	(3.2)	(11)%

Total revenues (i)	$448.8	$430.9	$17.9	4%

(i) Included in revenues:
Fuel surcharge	$36.8	$35.9

U.S. operations experienced revenue increases primarily due to targeted rate increases partially offset by a decrease in carload volumes primarily related to haulage business in the Intermodal and automotive category. The following discussion provides an analysis of revenues by commodity group.

Chemical and petroleum.  Revenues increased for chemical and petroleum products for the three and six months ended June 30, 2007, due to strong price increases and increased traffic volumes, primarily in the petroleum, soda ash, and plastics products.

Forest products and metals.  Revenues decreased slightly for forest products and metals for the three and six months ended June 30, 2007, primarily due to the declining housing market which negatively impacted lumber and chip products. The volume decline was partially offset by targeted rate increases primarily in paper products.

Agricultural and minerals.  Revenues increased for agricultural and mineral products for the three and six months ended June 30, 2007, due to continued targeted rate adjustments and an increase in velocity over certain corridors and business sectors. Grain traffic accounts for the majority of the decrease in carloads while revenues related to grain traffic were flat. Shipments of building material commodities decreased for the three and six months ended June 30, 2007, due to higher than normal shipments into hurricane affected areas for rebuilding purposes during the first quarter of 2006.

Intermodal and automotive.  Revenues decreased slightly in the intermodal and automotive sectors for the three and six months ended June 30, 2007. Decreases in the intermodal business unit were primarily due to the reduction in volume related to haulage business. The decrease in haulage business is expected to be offset later in 2007 with new agreements. The decrease in the intermodal business unit for the second quarter was partially offset by new automotive business.

Coal.  Revenue increased for the three and six months ended June 30, 2007, as a result of certain targeted rate increases related to renegotiated contracts and overall increases in carloadings at electric generating stations driven by strong demand.

Operating Expenses.

For the three and six months ended June 30, 2007, U.S. operating expenses increased $2.2 million and $10.5 million when compared to the same period in 2006 as shown below (in millions).

	Three Months
	Ended June 30,		Change
	2007	2006	Dollars	Percent

Compensation and benefits	$63.8	$64.7	$(0.9)	(1)%
Purchased services	22.2	21.7	0.5	2%
Fuel	36.3	35.9	0.4	1%
Equipment costs	20.9	19.5	1.4	7%
Depreciation and amortization	16.6	15.3	1.3	8%
Casualties and insurance	13.4	13.0	0.4	3%
Materials and other costs	19.6	20.5	(0.9)	(4)%

Total operating expenses	$192.8	$190.6	$2.2	1%

	Six Months
	Ended June 30,		Change
	2007	2006	Dollars	Percent

Compensation and benefits	$128.3	$128.8	$(0.5)	(0)%
Purchased services	47.0	41.4	5.6	14%
Fuel	69.8	67.4	2.4	4%
Equipment costs	41.0	43.6	(2.6)	(6)%
Depreciation and amortization	31.5	30.6	0.9	3%
Casualties and insurance	29.6	21.8	7.8	36%
Materials and other costs	37.2	40.3	(3.1)	(8)%

Total operating expenses	$384.4	$373.9	$10.5	3%

Compensation and benefits.  Compensation and benefits decreased for the three and six months ended June 30, 2007, compared to the same period in 2006, primarily due to a decrease in calculated labor costs following contract negotiations in the first and second quarter of 2007. These decreases were largely offset by annual wage and salary rate increases, increased headcount, and higher healthcare costs.

Purchased services.  Purchased services increased for the three and six months ended June 30, 2007, compared to the same period in 2006, primarily due to increased use of facilities jointly used by the Company and other railroads driven by increased traffic and an increase in the locomotive maintenance program and additional outsourcing of that maintenance.

Fuel.  Fuel expense increased for the three and six months ended June 30, 2007, compared with the same period in 2006. Fuel expense was driven by higher diesel fuel prices offset by lower consumption in the three months ended June 30, 2007. The increase for the six months ended June 30, 2007 is due to a fuel recovery in the first quarter of 2006.

Equipment costs.  Equipment costs increased for the three months ended June 30, 2007, primarily due to an increase in car hire expense. Car hire expense is affected by the volume of business, the number of cars that are owned or leased, traffic flow, and the time it takes to move traffic. Car hire expense increased for the three months as a result of increased costs resulting from the use of other railroads’ locomotives. Equipment costs decreased for the six months ended June 30, 2007, primary due to a decrease in car hire expense during the first quarter. The decrease in car hire expense is due to decreased cycle times attributed to the effects of the hurricanes in the first quarter of 2006 and a decrease in the use of other railroads’ freight cars.

Depreciation and amortization.  Depreciation and amortization increased for the three and six months ended June 30, 2007, compared to the same period in 2006, due to an increase in the asset base partially offset by lower depreciation rates from a rate study completed in the fourth quarter of 2006.

Casualties and insurance.  Casualties and insurance expenses increased for the three and six months ended June 30, 2007, compared to the same period in 2006, primarily due to a casualty reserve release recorded in the first quarter of 2006, higher derailment expense due to a large derailment in the first quarter of 2007, increased derailment incidents in the second quarter, and increases in environmental and personal injury reserves. These increases were partially offset by proceeds received from the settlement of previously disclosed reinsurance litigation.

Materials and other costs.  Other expense decreased for the three and six months ended June 30, 2007, compared to the same period in 2006, primarily due to lower sales and use tax resulting from a favorable court ruling in the first quarter of 2007, and reductions in property taxes and employee expenses. These decreases were partially offset by an increase in materials and supplies primarily used for maintenance of locomotives and freight cars.

Mexico Segment.

Revenues.

Revenues for the Mexico segment constituted 46.7% and 47.2% of KCS’ consolidated revenues for the quarters ended June 30, 2007 and 2006, respectively. The following summarizes consolidated Mexico revenues (in millions) and carload statistics (in thousands). Certain prior year amounts have been reclassified to reflect changes in the business groups to conform to the current year presentation.

	Revenues				Carloads and Intermodal Units
	Three Months				Three Months
	Ended June 30,		Change		Ended June 30,		Change
	2007	2006	Dollars	Percent	2007	2006	Units	Percent

Chemical and petroleum	$31.2	$32.9	$(1.7)	(5)%	18.9	21.0	(2.1)	(10)%
Forest products and metals	63.7	61.5	2.2	4%	54.2	60.3	(6.1)	(10)%
Agricultural and minerals	50.5	48.2	2.3	5%	36.2	36.9	(0.7)	(2)%

Total general commodities	145.4	142.6	2.8	2%	109.3	118.2	(8.9)	(8)%
Intermodal and automotive	45.0	39.6	5.4	14%	85.7	76.6	9.1	12%
Coal	4.3	4.9	(0.6)	(12)%	5.4	6.2	(0.8)	(13)%

Carload revenues, units and intermodal units	194.7	187.1	7.6	4%	200.4	201.0	(0.6)	(0)%

Other revenue	4.7	7.7	(3.0)	(39)%

Total revenues (i)	$199.4	$194.8	$4.6	2%

(i) Included in revenues:
Fuel surcharge	$12.8	$10.4

	Revenues				Carloads and Intermodal Units
	Six Months				Six Months
	Ended June 30,		Change		Ended June 30,		Change
	2007	2006	Dollars	Percent	2007	2006	Units	Percent

Chemical and petroleum	$63.5	$61.2	$2.3	4%	38.8	40.7	(1.9)	(5)%
Forest products and metals	126.1	121.8	4.3	4%	109.4	122.8	(13.4)	(11)%
Agricultural and minerals	96.9	88.7	8.2	9%	70.1	69.3	0.8	1%

Total general commodities	286.5	271.7	14.8	5%	218.3	232.8	(14.5)	(6)%
Intermodal and automotive	83.8	77.8	6.0	8%	162.3	150.3	12.0	8%
Coal	9.4	9.3	0.1	1%	11.6	12.1	(0.5)	(4)%

Carload revenues, units and intermodal units	379.7	358.8	20.9	6%	392.2	395.2	(3.0)	(1)%

Other revenue	9.9	11.8	(1.9)	(16)%

Total revenues (i)	$389.6	$370.6	$19.0	5%

(i) Included in revenues:
Fuel surcharge	$24.6	$19.1

Mexico operations experienced revenue increases primarily due to targeted rate increases and increased fuel surcharge participation, partially offset by a decrease in carload volumes. The following discussion provides an analysis of revenues by commodity group.

Chemical and petroleum.  Revenues from chemical and petroleum decreased during the three-month period ended June 30, 2007, compared to the same period in 2006, as a result of decreased volume due to a customer’s decreased shipments during the quarter. During the six months ended June 30, 2007, revenues increased primarily due to price increases and fuel surcharge revenues due to increased customer participation. In 2006, there was increased volume in the areas of fuel, oil, diesel, gasoline and plastic products due to high demand attributable to the late 2005 hurricanes which still had adversely impacted the Gulf Coast refineries in early 2005.

Forest products and metals.  Revenues in forest products and metals increased during the three and six months ended June 30, 2007, compared to the same periods in 2006, primarily due to targeted rate increases in 2007 partially offset by a decrease in volume.

Agricultural and minerals.  Revenues from agricultural and minerals products increased during the three and six months ended June 30, 2007, compared to the same periods in 2006. This increase was due to price increases which were partially offset by a reduction in import shipments of soybean and sorghum products combined with shorter lengths of haul during the three and six months ended June 30, 2007.

Intermodal and automotive.  Revenue in this commodity group increased during the three and six months ended June 30, 2007, compared to the same periods in the prior year, as a result of targeted increases in rates and increases in traffic at the port of Lázaro Cárdenas, as well as an increase in intermodal cross-border business. These increases were partially offset by decreases in automotive volume during the first quarter of 2007 primarily due to unscheduled plant shutdowns.

Coal.  Revenues decreased during the three months ended June 30, 2007, compared to the same period in 2006, as a result of a decrease in volume due to a reduction in a customer’s coal plant production. The revenues during the six months ended June 30, 2007, were consistent with the same period in 2006.

Operating Expenses.

Mexico operating expenses increased $6.5 million and $10.0 million for the three and six months ended June 30, 2007 when compared to the same period in 2006 as shown below (in millions).

	Three Months
	Ended June 30,		Change
	2007	2006	Dollars	Percent

Compensation and benefits	$34.7	$32.9	$1.8	5%
Purchased services	25.2	29.5	(4.3)	(15)%
Fuel	29.4	27.2	2.2	8%
Equipment costs	27.9	19.8	8.1	41%
Depreciation and amortization	24.2	21.5	2.7	13%
Casualties and insurance	4.1	2.5	1.6	64%
Materials and other costs	6.0	11.6	(5.6)	(48)%

Total operating expenses	$151.5	$145.0	$6.5	4%

	Six Months
	Ended June 30,		Change
	2007	2006	Dollars	Percent

Compensation and benefits	$70.1	$63.8	$6.3	10%
Purchased services	51.0	63.5	(12.5)	(20)%
Fuel	58.4	54.0	4.4	8%
Equipment costs	52.7	40.4	12.3	30%
Depreciation and amortization	47.4	44.6	2.8	6%
Casualties and insurance	7.3	6.3	1.0	16%
Materials and other costs	11.9	16.2	(4.3)	(27)%

Total operating expenses	$298.8	$288.8	$10.0	3%

Compensation and benefits.  For the three and six months ended June 30, 2007, salaries, wages, and employee benefits increased compared to the same periods in 2006. The majority of the increase was attributable to annual wage and salary increases, incentive compensation expense, and an increase in pension costs as compared to the prior year. These increases were partially offset by a decrease in the statutory profit sharing expense.

Purchased services.  Purchased services expense decreased for the three and six months ended June 30, 2007, compared to the same periods in 2006, due to a reclassification of certain customer switching and transloading costs as revenue deductions and lower telecommunications and locomotives maintenance expense.

Fuel.  For the three and six months ended June 30, 2007, fuel increased compared with the same periods in 2006. Fuel expense was driven by higher diesel fuel price and lower gross ton miles per gallon due to changes in traffic mix.

Equipment costs.  Equipment costs increased during the three and six months ended June 30, 2007, compared to the same periods in 2006. This increase primarily reflects an increase in the use of foreign freight cars by KCSM, a reduction of the use of KCSM freight cars by foreign roads, and a reclassification of customer car hire billed at border, which was reclassified to revenues.

Depreciation and amortization.  Depreciation and amortization expenses increased for the three and six months ended June 30, 2007, compared to the same periods in 2006, primarily due to ongoing capital expenditures.

Casualties and insurance.  Casualty and insurance expense increased for the three and six months ended June 30, 2007, primarily due to higher costs associated with derailments and freight loss and damage activity compared to the same periods in 2006.

Materials and other costs.  For the three and six months period ended June 30, 2007, these expenses decreased compared to the same periods in 2006. The decrease was primarily due to an adjustment related to pre-acquisition accounts receivable in the second quarter of 2006.

Consolidated Non-Operating Expenses.

Equity in Net Earnings (Losses) of Unconsolidated Affiliates.  Equity in earnings from unconsolidated affiliates was $2.8 million and $3.9 million for the three and six month periods ended June 30, 2007, compared to $2.0 million and $2.5 million for the same periods in 2006. Significant components of this change follow:

•	Equity in earnings from the operations of PCRC increased by $0.8 million and $1.3 million for the three and six month periods ended June 30, 2007, compared to the prior periods, primarily due to increased freight revenue driven by higher volume.

•	Equity in earnings of Southern Capital Corporation, LLC (“Southern Capital”) increased by $0.8 million and $1.3 million for the three and six month periods ended June 30, 2007, compared to the prior periods, primarily due to lower depreciation expense.

•	KCSM’s equity in earnings of Ferrocarril y Terminal del Valle de México, S.A. de C.V. (“FTVM”) decreased by $0.8 million and $1.2 million for the three and six month period ended June 30, 2007, compared to the prior periods, due to a prior year loss recorded in the first quarter of 2007 by FTVM and lower revenue in the second quarter comparison due to a decrease in storage container revenue.

Consolidated Interest Expense.  Interest expense increased for the three months ended June 30, 2007 and decreased for the six months ended June 30, 2007, compared to the same periods in 2006. The increase for the three month period is primarily due to increases in interest rates on floating rate debt. The decrease for the six month period is primarily due to a favorable summary judgment which resulted in the reversal of previously accrued interest expense related to a tax matter in the first quarter; partially offset by increases in interest rates on floating rate debt.

Consolidated Debt Retirement Costs.  Debt retirement costs increased for the three and six month period ended June 30, 2007. In June of 2007, KCSM redeemed its 12 1/2% Senior Notes due in 2012 and entered into a new bank credit agreement. As a result of these extinguishments of debt, there was a net $6.9 million write-off of debt retirement costs. Included in the debt retirement costs was a charge of $16.7 million for the call premium on the bonds, which was offset by a write-down of a related $9.8 million of unamortized purchase accounting fair value effects tied to the 12 1/2% Senior Notes. For the three and six months ended June 30, 2006, KCSR entered into an amended and restated credit agreement and wrote-off $2.2 million in unamortized debt issuance costs related to a previous credit agreement.

Foreign Exchange.  For the three and six months ended June 30, 2007, the foreign exchange gain was $3.4 million and $0.3 million respectively, compared to a loss of $7.0 million and $11.2 million for the same periods in 2006. The change was due to higher depreciation of the U.S. dollar versus the Mexican peso as compared to the same periods.

Other Income.  Other income for the three and six months ended June 30, 2007 consists primarily of miscellaneous interest and dividend income. For the three and six months ended June 30, 2006, other income consisted of miscellaneous interest income, dividend income, and royalty income.

Consolidated Income Tax Expense.  For the three months ended June 30, 2007, income tax expense was $13.8 million as compared to $8.5 million for the three months ended June 30, 2006. The effective income tax rate was 31.3% and 26.1% for the three months ended June 30, 2007 and 2006, respectively. Changes in the effective tax rate is primarily attributable to the foreign exchange rate fluctuations adjusted on a quarterly basis.

Liquidity and Capital Resources.

Overview.

KCS’ primary uses of cash are to support operations; maintain and improve its railroad and information systems infrastructure; pay debt service and preferred stock dividends; acquire new and maintain existing locomotives, rolling stock and other equipment; and meet other obligations. See “Cash Flow Information” below.

KCS’ primary sources of liquidity are cash flows generated from operations, borrowings under its revolving credit facilities and access to debt and equity capital markets. Although KCS has had excellent access to capital markets, as a highly leveraged company, the financial terms under which funding is obtained often contain restrictive covenants. The covenants constrain financial flexibility by restricting or prohibiting certain actions, including the ability to incur debt, create or suffer to exist liens, make prepayments of particular debt, pay dividends, make capital investments, engage in transactions with stockholders and affiliates, issue capital stock, sell certain assets, and engage in mergers and consolidations or in sale-leaseback transactions. On June 30, 2007, total available liquidity (the unrestricted cash balance plus revolving credit facility availability) was $237 million.

As of June 30, 2007, KCS had a debt ratio (total debt as a percentage of total debt plus equity) of 51.6% and was in compliance with all of its debt covenants. On February 15, 2007, the Company paid all of the preferred stock dividends that were in arrears. KCS is current, and expects to remain current, on all of its preferred stock dividend payments. In addition, the Company’s “well-known seasoned issuer” status was restored in April of 2007.

The Company believes, based on current expectations, that cash and other liquid assets, operating cash flows, access to existing revolving credit facilities, access to capital markets, and other available financing resources will be sufficient to fund anticipated operating, capital and debt service requirements and other commitments through 2007. However, KCS’ operating cash flow and financing alternatives can be unexpectedly impacted by various factors, some of which are outside of its control. For example, if KCS was to experience a substantial reduction in revenues or a substantial increase in operating costs or other liabilities, its operating cash flows could be significantly reduced. Additionally, the Company is subject to economic factors surrounding capital markets and its ability to obtain financing under reasonable terms is subject to market conditions. Further, KCS’ cost of debt can be impacted by independent rating agencies, which assign debt ratings based on certain credit measurements such as interest coverage and leverage ratios.

On May 14, 2007, Moody’s Investor Service (“Moody’s”) raised the corporate family and senior unsecured debt ratings of KCSM to ‘B2’ from ‘B3’, assigned a rating of ‘Ba2’ to KCSR’s new $75 million Term Loan C, assigned a rating of ‘B2’ to KCSM’s new $165 million senior unsecured notes and affirmed all other Company ratings. Moody’s maintains a stable outlook. On May 15, 2007, Standard & Poor’s Rating Service (“S&P”) changed KCS’ outlook to positive from stable, assigned a rating of ‘B’ to KCSM’s new $165 million senior unsecured notes, raised the rating on KCSM’s other senior unsecured debt to ‘B’ from ‘B−’, assigned a rating of ‘BB−’ to KCSR’s new $75 million Term Loan C and affirmed all other Company ratings.

Cash Flow Information.

Summary cash flow data follows (in millions):

	Six Months Ended June 30,
	2007	2006

Cash flows provided by (used for):
Operating activities	$160.1	$55.9
Investing activities	(115.3)	(54.9)
Financing activities	(57.5)	(9.9)

Net decrease in cash and cash equivalents	(12.7)	(8.9)
Cash and cash equivalents beginning of year	79.0	31.1

Cash and cash equivalents end of period	$66.3	$22.2

During the six months ended June 30, 2007, the consolidated cash position decreased $12.7 million from December 31, 2006, primarily attributable to a higher level of capital expenditures and the repayment of long-term debt. As compared to the six months ended June 30, 2006, cash flow from operating activities increased $104.2 million as a result of from improved operating performance and a decrease in working capital. Net investing cash outflows increased $60.4 million due to a higher level of capital expenditures for both KCS and MSLLC. Financing activity cash outflows increased $47.6 million due to the repayment of long-term debt and the payment of preferred dividends.

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

The following summarizes the cash capital expenditures by type (in millions):

	Six Months Ended June 30,
	2007	2006

Track infrastructure	$77.9	$87.4
Locomotives, freight cars and other equipment	24.4	12.1
Facilities and capacity projects	18.8	—
Information technology	3.7	1.1
Other	7.9	2.8

Total capital expenditures	$132.7	$103.4

Other Matters.

Preferred Stock Dividends.  The Company declared a cash dividend on the 4%, noncumulative Preferred Stock, payable April 3, 2007, to stockholders of record on March 12, 2007. On April 5, 2007, the Company declared a cash dividend on the Series C Preferred Stock and the Series D Preferred Stock for stockholders of record on May 1, 2007, payable on May 15, 2007. On July 18, 2007, the Company declared a cash dividend on the Series C Preferred Stock and the Series D Preferred Stock for stockholders of record on August 1, 2007, payable August 15, 2007.

KCSM 7 3/8% Senior Notes.  On May 16, 2007, KCSM issued $165.0 million principal amount of new 7 3/8% senior unsecured notes due June 1, 2014, or the 7 3/8% Senior Notes. The 7 3/8% Senior Notes are denominated in U.S. dollars, bear interest semiannually at a fixed annual rate of 7 3/8% and are unsecured, unsubordinated obligations and rank pari passu in right of payment with KCSM’s existing and future unsecured, unsubordinated obligations. KCSM used the net proceeds from the issuance of the 7 3/8% Senior Notes, together with a $30.0 million bank term loan and available cash on hand, as necessary, to pay the principal, applicable premium and expenses associated with the redemption of KCSM’s 12 1/2% Senior Notes due 2012. The 7 3/8% Senior Notes are redeemable at KCSM’s option, in whole but not in part, at 100% of their principal amount, at any time in the event of certain changes in Mexican tax law, and in whole or in part, on or after June 1, 2011, subject to certain limitations. The 7 3/8% Senior Notes include certain covenants that restrict or prohibit certain actions.

KCSR $75 million Term Loan C Facility.  On May 31, 2007, KCSR entered into Amendment No. 1 to KCSR’s Amended and Restated Credit Agreement dated as of April 28, 2006 (the “Credit Agreement”), which provides for a new $75 million term loan facility (the “Term Loan C Facility”) with a final maturity date of April 28, 2013. The Term Loan C Facility bears interest at either LIBOR plus 150 basis points or an alternative base rate plus 50 basis points. Proceeds from advances under the Term Loan C Facility were used to reduce amounts outstanding under KCSR’s revolving credit facility under the Credit Agreement. Except as amended and supplemented by Amendment No. 1, all terms of the Credit Agreement remain in full force and effect.

KCSM $111 million Credit Facility.  On June 14, 2007, KCSM entered into a new credit agreement, (the “2007 Credit Agreement”), in an aggregate amount of up to $111.0 million, consisting of a revolving credit facility of up to $81.0 million, and a term loan facility of up to $30.0 million with Bank of America, N.A., BBVA Bancomer, S.A., Institución de Banca Múltiple, and the other lenders named in the 2007 Credit Agreement. KCSM used the proceeds from the 2007 Credit Agreement to pay (a) all amounts outstanding under KCSM’s Credit Agreement dated October 24, 2005, (the “2005 Credit Agreement”), and to pay all fees and expenses related to the refinancing of the 2005 Credit Agreement, (b) to pay all amounts outstanding in respect of KCSM’s 10 1/4% Senior Notes due 2007, (c) to refinance a portion of KCSM’s 12.5% Senior Notes due 2012, (d) to pay all amounts outstanding under KCSM’s Bridge Loan Agreement dated April 30, 2007, and (e) for general corporate purposes. The maturity date for the revolving credit facility is December 31, 2011, and the maturity date for the term loan facility is June 30, 2012. The 2007 Credit Agreement contains covenants that restrict or prohibit certain actions that are customary for these types of agreements. As of June 30, 2007 KCSM had used $10.0 million from the revolving credit facility and $30 million from the term loan facility. In addition, KCSM must meet certain consolidated interest coverage ratios, consolidated leverage ratios, and fixed charge coverage ratios.

Contractual Obligations.  The Company’s contractual obligations table in the 2006 Form 10-K did not include the liability for unrecognized tax benefits under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. The liability was excluded due to the uncertainty with respect to the expected timing of cash payments associated with unrecognized tax benefits. The total liability for unrecognized tax benefits at June 30, 2007 was $30.2 million. The Company expects settlement of uncertain tax positions of $12.4 million in less than 1 year, $9.5 million in one to three years, and $8.3 million is not reasonably estimable.

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

(b) Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter for which this Quarterly Report on Form 10-Q is filed that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

The Company held its 2007 Annual Meeting of Stockholders (“Annual Meeting”) on May 3, 2007. A total of 72,614,410 shares of the common stock, $.01 per share par value, and preferred stock, par value $25.00 per share, or 94.3% of the outstanding voting stock on the record date (77,017,847 shares), was represented at the Annual Meeting, thereby constituting a quorum. These shares voted together as a single class.

Proxies for the meeting were solicited pursuant to Regulation 14A; there was no solicitation in opposition to management’s nominees for directors as listed in such Proxy Statement and all such nominees were elected. The voting for the election of directors was as follows:

Total Shares

Election of three Directors
(i) James R. Jones
For	60,395,577
Against	—
Withheld	619,863

Total	61,015,440

(ii) Karen L. Pletz
For	77,745,444
Against	—
Withheld	619,863

Total	78,365,307

(iii) Terrence P. Dunn
For	77,842,620
Against	—
Withheld	619,863

Total	78,462,483

Listed below is the other matter voted on at the Company’s Annual Meeting. This matter is fully described in the Company’s Definitive Proxy Statement. The voting was as follows:

Total Shares

Ratification of Audit Committee’s Selection of Independent Registered Public Accounting Firm
For	72,215,879
Against	337,410
Withheld	61,121

Total	72,614,410

Item 5.	Other Information.

On July 26, 2007, KCSR entered into Amendment No. 1 to Employment Agreement effective as of May 7, 2007 (the “Amendment”), to the Employment Agreement dated May 15, 2006 (the “Employment Agreement”), between KCSR and Patrick J. Ottensmeyer, Executive Vice President and Chief Financial Officer of KCS and KCSR.

The purpose of the Amendment was to conform certain provisions of Mr. Ottensmeyer’s Employment Agreement to the employment agreements of other senior officers of KCS. The Amendment allows Mr. Ottensmeyer to obtain at his cost, following a change in control of the Company, (i) medical, prescription and dental coverage until age 60 and (ii) medical and prescription coverage following the attainment of age 60. The cost of these benefits to Mr. Ottensmeyer may not exceed the cost of such benefits to active or retired peer executives immediately prior to the change in control of the Company. If Mr. Ottensmeyer is covered by any health, prescription or dental plan provided by a subsequent employer, then the corresponding type of plan coverage shall cease.

In addition, the Amendment provides that KCSR will make certain “Gross-Up Payments” (as defined in the Amendment) to Mr. Ottensmeyer in the event any payment or benefit received by him under the Employment Agreement is or becomes subject to any excise tax under Section 4999 of the Internal Revenue Code.

The above description of the Amendment is qualified in its entirety by reference to the terms of the Amendment, a copy of which is attached hereto as Exhibit 10.4.

Item 6.	Exhibits

Exhibit No.

10.1	Amendment No. 1 to the Amended and Restated Credit Agreement between KCSR, KCS, the subsidiary guarantors, the lenders party thereto and the Bank of Nova Scotia, dated as of May 31, 2007 is attached to this Form 10-Q as Exhibit 10.1.
10.2	Credit Agreement dated as of June 14, 2007 among KCSM as a Borrower, Arrendadora KCSM, as a Guarantor, Bank of America, N.A. as Administrative Agent, and the other lenders named therein is attached to this Form 10-Q as Exhibit 10.2.
10.3	Amendment No. 1 to Employment Agreement effective as of May 7, 2007, among KCSR, KCS and Daniel W. Avramovich is attached to this Form 10-Q as Exhibit 10.3.
10.4	Amendment No. 1 to Employment Agreement effective as of May 7, 2007, among KCSR and Patrick J. Ottensmeyer is attached to this Form 10-Q as Exhibit 10.4.
15.1	Letter regarding unaudited interim financial information is attached to this Form 10-Q as Exhibit 15.1.
31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.1.
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.2.
32.1	Principal Executive Officer’s Certification furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 32.1.
32.2	Principal Financial Officer’s Certification furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 32.2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on July 27, 2007.

Kansas City Southern

/s/  Patrick J. Ottensmeyer
Patrick J. Ottensmeyer
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/  Michael K. Borrows
Michael K. Borrows
Vice President and Chief Accounting Officer
(Principal Accounting Officer)