Form 10-Q
period 2007-09-30
KANSAS CITY SOUTHERN
filed 2007-10-26
CIK 54480

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

Large accelerated filer ☑           Accelerated filer ☐           Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 18, 2007

Common Stock, $0.01 per share par value	76,882,375 Shares

Kansas City Southern

Form 10-Q
September 30, 2007

Kansas City Southern

Form 10-Q
September 30, 2007

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

Introductory Comments.

The Consolidated Financial Statements included herein have been prepared by Kansas City Southern, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). For the purposes of this report, unless the context otherwise requires, all references herein to “KCS” and the “Company” shall mean Kansas City Southern and its subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed, or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and the related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q. Results for the three and nine months ended September 30, 2007, are not necessarily indicative of the results expected for the full year ending December 31, 2007.

Kansas City Southern

Consolidated Statements of Income

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In millions, except share and per share amounts)
	(Unaudited)

Revenues	$444.1	$415.7	$1,282.5	$1,217.3
Operating expenses:
Compensation and benefits	104.7	96.5	303.1	289.1
Purchased services	47.9	56.6	137.7	163.9
Fuel	66.6	66.4	194.8	187.8
Equipment costs	43.7	46.1	137.1	130.1
Depreciation and amortization	38.9	37.7	117.8	112.9
Casualties and insurance	15.9	12.0	52.8	40.1
Materials and other costs	28.2	23.1	85.5	77.3

Total operating expenses	345.9	338.4	1,028.8	1,001.2

Operating income	98.2	77.3	253.7	216.1

Equity in net earnings of unconsolidated affiliates	3.3	3.2	7.2	5.7
Interest expense	(37.3)	(42.3)	(118.3)	(123.5)
Debt retirement costs	—	—	(6.9)	(2.2)
Foreign exchange gain (loss)	(1.9)	4.5	(1.6)	(6.7)
Other income	2.0	3.5	5.9	9.3

Income before income taxes and minority interest	64.3	46.2	140.0	98.7
Income tax expense	17.5	14.7	40.6	30.2

Income before minority interest	46.8	31.5	99.4	68.5
Minority interest	0.1	0.2	0.3	0.2

Net income	46.7	31.3	99.1	68.3
Preferred stock dividends	4.9	4.9	15.0	14.6

Net income available to common shareholders	$41.8	$26.4	$84.1	$53.7

Earnings per share:
Basic earnings per share	$0.55	$0.35	$1.11	$0.72

Diluted earnings per share	$0.48	$0.32	$1.00	$0.67

Average shares outstanding (in thousands):
Basic	75,935	75,178	75,797	74,490
Potential dilutive common shares	21,716	16,411	14,781	16,431

Diluted	97,651	91,589	90,578	90,921

See accompanying notes to consolidated financial statements.

Kansas City Southern

Consolidated Balance Sheets

	September 30,	December 31,
	2007	2006
	(In millions, except share amounts)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$116.2	$79.0
Accounts receivable, net	284.5	334.3
Restricted funds	30.9	26.5
Inventories	87.9	72.5
Other current assets	73.9	93.7

Total current assets	593.4	606.0
Investments	67.4	64.9
Property and equipment, net of accumulated depreciation of $807.3 and $897.0 at September 30, 2007 and December 31, 2006, respectively	2,692.0	2,452.2
Concession assets, net	1,230.6	1,303.3
Deferred tax asset	118.4	128.7
Other assets	73.8	82.2

Total assets	$4,775.6	$4,637.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debt due within one year	$351.3	$41.9
Accounts and wages payable	143.2	189.9
Current liability related to KCSM acquisition	54.1	50.9
Accrued liabilities	384.5	354.7

Total current liabilities	933.1	637.4

Other liabilities:
Long-term debt	1,295.7	1,631.8
Long-term liability related to KCSM acquisition	—	32.4
Deferred income taxes	424.2	417.3
Other noncurrent liabilities and deferred credits	246.0	235.7

Total other liabilities	1,965.9	2,317.2

Minority interest	204.9	100.3
Commitments and contingencies	—	—
Stockholders’ equity:
$25 par, 4% noncumulative, preferred stock, 840,000 shares authorized, 649,736 shares issued, 242,170 shares outstanding	6.1	6.1
Series C — redeemable cumulative convertible perpetual preferred stock, $1 par, 4.25%, 400,000 shares authorized, issued and outstanding	0.4	0.4
Series D — cumulative convertible perpetual preferred stock, $1 par, 5.125%, 210,000 shares authorized, issued and outstanding	0.2	0.2
$.01 par, common stock, 400,000,000 shares authorized; 92,863,585 shares issued at September 30, 2007 and December 31, 2006, respectively; 76,882,325 and 75,920,333 shares outstanding at September 30, 2007 and December 31, 2006, respectively	0.7	0.7
Paid in capital	544.0	523.0
Retained earnings	1,119.1	1,050.7
Accumulated other comprehensive income	1.2	1.3

Total stockholders’ equity	1,671.7	1,582.4

Total liabilities and stockholders’ equity	$4,775.6	$4,637.3

See accompanying notes to consolidated financial statements.

Kansas City Southern

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2007	2006
	(In millions)
	(Unaudited)

Operating activities:
Net income	$99.1	$68.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	117.8	112.9
Deferred income taxes	40.4	30.9
KCSM employees’ statutory profit sharing	9.3	5.0
Equity in undistributed earnings of unconsolidated affiliates	(7.2)	(5.7)
Minority interest	0.3	0.2
Stock based compensation	7.7	3.6
Debt retirement costs	6.9	2.2
Changes in working capital items:
Accounts receivable	49.8	(19.4)
Inventories	(15.4)	(4.2)
Other current assets	18.9	9.4
Accounts payable and accrued liabilities	(46.4)	31.6
Other, net	15.1	(64.3)

Net cash provided by operating activities	296.3	170.5

Investing activities:
Capital expenditures	(213.0)	(150.9)
Proceeds from disposal of property	9.4	0.4
Contribution from NS for MSLLC (net of change in restricted contribution)	100.0	51.3
Property investments in MSLLC	(87.7)	(13.8)
Other, net	(4.2)	21.5

Net cash used for investing activities	(195.5)	(91.5)

Financing activities:
Proceeds from issuance of long-term debt	286.7	274.4
Repayment of long-term debt	(312.9)	(315.9)
Debt costs	(19.7)	(7.5)
Proceeds from stock plans	0.7	7.4
Dividends paid	(18.4)	(4.3)

Net cash used for financing activities	(63.6)	(45.9)

Cash and cash equivalents:
Net increase during each period	37.2	33.1
At beginning of year	79.0	31.1

At end of period	$116.2	$64.2

See accompanying notes to consolidated financial statements.

Kansas City Southern

Notes to Consolidated Financial Statements

1.	Accounting Policies and Interim Financial Statements.

In the opinion of the management of KCS, the accompanying unaudited consolidated financial statements contain all adjustments necessary, which are of a normal and recurring nature, to present fairly the financial position of the Company as of September 30, 2007, and December 31, 2006, the results of operations for the three and nine months ended September 30, 2007 and 2006, and cash flows for the nine months ended September 30, 2007 and 2006. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three and nine months ended September 30, 2007, are not necessarily indicative of the results to be expected for the full year ending December 31, 2007. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Stock Option Plan.  The Kansas City Southern 1991 Amended and Restated Stock Option and Performance Award Plan (as amended and restated effective August 7, 2007) (the “Plan”) provides for the granting of options to purchase up to 16.0 million shares of the Company’s common stock by officers and other designated employees. Options have been granted under the Plan at 100% of the average market price of the Company’s stock on the date of grant and generally have a five year cliff vesting period and are exercisable over the ten year contractual term, except that options outstanding with limited rights (“LRs”) or limited stock appreciation rights (“LSARs”) become immediately exercisable upon certain defined circumstances constituting a change in control of the Company. The Plan includes provisions for stock appreciation rights, LRs and LSARs. All outstanding options include LSARs, except for options granted to non-employee Directors prior to 1999. The grant date fair value, less estimated forfeitures, is recorded to expense on a straight-line basis over the vesting period.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions used to value options issued during the respective periods are as follows:

	Nine Months Ended September 30,
	2007	2006

Expected dividend yield	0%	0%
Expected volatility	34.17%	37.84%
Risk-free interest rate	4.70%	4.96%
Expected term (years)	7.5	6.8
Weighted-average grant date fair value of stock options granted	$16.04	$12.62

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

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

The following table summarizes activity under the stock option plan:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
		Price	Term	Intrinsic
Nine Months Ended September 30, 2007	Shares	per Share	in Years	Value
				(In millions)

Options outstanding at December 31, 2006	2,940,332	$8.98
Granted	32,500	33.78
Exercised	(87,123)	6.37
Forfeited or expired	(18,872)	21.23

Options outstanding at September 30, 2007	2,866,837	$9.26	3.92	$65.7

Vested and expected to vest at September 30, 2007	2,854,500	$9.21	3.90	$65.5

Exercisable at September 30, 2007	2,415,004	$7.85	3.47	$58.7

Compensation expense of $0.2 million and $0.3 million was recognized for stock option awards for the three months ended September 30, 2007 and 2006, and $0.5 million and $1.0 million for the nine months ended September 30, 2007 and 2006, respectively. The total income tax benefit recognized in the income statement for stock options was $0.1 million for the three months ended September 30, 2007 and 2006, respectively, and $0.2 million and $0.4 million for the nine months ended September 30, 2007 and 2006, respectively.

Additional information regarding stock option exercises appears in the table below (in millions):

	Nine Months Ended September 30,
	2007	2006

Aggregate grant-date fair value of stock options vested	$0.1	$0.2
Intrinsic value of stock options exercised	2.2	8.6
Cash received from option exercises	0.6	5.4
Excess tax benefit realized from option exercises	—	—

As of September 30, 2007, $1.2 million of unrecognized compensation cost relating to nonvested stock options is expected to be recognized over a weighted-average period of 1.65 years. At September 30, 2007, there were 1,871,521 shares available for future grants under the Plan.

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

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

A summary of nonvested stock activity is as follows:

		Weighted-
		Average	Aggregate
	Number of	Grant Date	Intrinsic
Nine Months Ended September 30, 2007	Shares	Fair Value	Value
			(In millions)

Nonvested stock at December 31, 2006	613,573	$23.74
Granted	481,214	32.22
Vested	(64,948)	25.67
Forfeited	(87,796)	26.05

Nonvested stock at September 30, 2007	942,043	$27.72	$30.3

Compensation cost on nonvested stock was $1.4 million and $0.4 million for the three months ended September 30, 2007 and 2006, and $4.7 million and $2.1 million for the nine months ended September 30, 2007 and 2006, respectively. The total income tax benefit recognized in the income statement for nonvested stock awards was $0.5 million and $0.1 million for the three months ended September 30, 2007 and 2006, and $1.7 million and $0.7 million for the nine months ended September 30, 2007 and 2006, respectively.

As of September 30, 2007, $18.4 million of unrecognized compensation costs related to nonvested stock is expected to be recognized over a weighted-average period of 1.66 years. The fair value (at vest date) of shares vested during the nine months ended September 30, 2007, was $1.7 million.

Performance Based Awards.  During 2007, the Company granted performance based nonvested stock awards which are subject to continued employment through January 2010. In addition to the three year service condition, the number of nonvested shares to be received depends on the attainment of performance goals based on the following annual measures: operating ratio, earnings before interest, tax, depreciation and amortization (EBITDA) and return on capital employed. Over the three year performance period, participants in the aggregate can earn up to a maximum of 864,724 shares which have a weighted-average grant date fair value of $29.98 per share.

The Company expenses the grant date fair value of the awards which are probable of being earned based on forecasted annual performance goals over the three year performance period. Compensation expense on performance based awards was $0.7 million and $2.0 million for the three and nine months ended September 30, 2007, respectively. Total income tax benefit recognized in the income statement for performance based awards was $0.2 million and $0.7 million for the three and nine months ended September 30, 2007.

As of September 30, 2007, $2.9 million of unrecognized compensation cost related to performance based awards is expected to be recognized over a weighted-average period of 1.12 years. The unrecognized compensation cost includes only the amount determined to be probable of being earned based upon the attainment of the annual performance goals.

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

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

reconciles the weighted average shares used for the basic earnings per share computation to the shares used for the diluted earnings per share computation (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Basic shares	75,935	75,178	75,797	74,490
Effect of dilution	21,716	16,411	14,781	16,431

Diluted shares	97,651	91,589	90,578	90,921

Potentially dilutive shares excluded from the calculation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Stock options where the exercise price is greater than the average market price of common shares	72	204	72	261
Convertible debt instruments which are anti-dilutive	—	1,478	—	1,478
Convertible preferred stock which is anti-dilutive	—	7,000	7,000	7,000

The following reconciles net income available to common stockholders for purposes of basic earnings per share to net income available to common stockholders for purposes of diluted earnings per share (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net income available to common stockholders for purposes of computing basic earnings per share	41.8	26.4	84.1	53.7
Effect of dividends on conversion of convertible preferred stock	4.8	2.1	6.5	6.4
Effect of interest expense on conversion of $47.0 million note	—	0.4	—	1.1

Net income available to common stockholders for purposes of computing diluted earnings per share	46.6	28.9	90.6	61.2

4.	Derivative Instruments.

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

Fuel Derivative Transactions.  As of September 30, 2007, the Company did not have any outstanding fuel swap agreements. Fuel hedging transactions, consisting of fuel swaps, resulted in a decrease in fuel expense of $0.3 million and $0.6 million for the nine months ended September 30, 2007 and 2006, respectively.

Foreign Exchange Contracts.  The purpose of the foreign exchange contracts of Kansas City Southern de México, S.A. de C.V., a wholly-owned subsidiary of the Company (“KCSM”), is to limit exposure arising from exchange rate fluctuations in its Mexican peso-denominated financial assets and liabilities. Management determines the nature and quantity of any hedging transactions based upon net asset exposure and market

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

conditions. As of September 30, 2007, KCSM did not have any outstanding call option contracts. As of September 30, 2006, KCSM had one Mexican peso call option outstanding in the notional amount of $1.7 million, based on the average exchange rate of Ps.14.50 Mexican pesos per U.S. dollar. This option expired on May 29, 2007.

As of September 30, 2007, the Company had six U.S. dollar forward contracts with an aggregate notional amount of $0.6 million. The U.S. dollar contracts mature between June and December 2008 and are based on the forward exchange rate ranging from Ps.11.35 to Ps.11.49.

Foreign Currency Balance.  At September 30, 2007 and at December 31, 2006, KCSM had financial assets and liabilities denominated in Mexican pesos of Ps.2,119.4 million and Ps.2,304.0 million, and Ps.695.6 million and Ps.651.4 million, respectively. At September 30, 2007 and at December 31, 2006, the exchange rate was Ps.10.92 and Ps.10.82, per U.S. dollar, respectively.

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

KCS’ total comprehensive income was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net income	$46.7	$31.3	$99.1	$68.3
Other comprehensive income:
Amortization of interest rate swaps	—	0.1	—	0.3
Amortization of prior service credit	(0.1)	—	(0.1)	—

Total comprehensive income	$46.6	$31.4	$99.0	$68.6

6.	Long-Term Debt

During the third quarter, the Company reclassified the obligations outstanding under its Amended and Restated Credit Agreement dated April 28, 2006, as amended on May 31, 2007 (the “Credit Agreement”), from long term debt to current debt. The revolving credit facility, the swing line facility and the letter of credit facility have a final termination date of April 28, 2011 and the term loan B facility and the term loan C facility have a final termination date of April 28, 2013. However, the Credit Agreement provides for an earlier termination date that is 90 days prior to the earliest final maturity date of any outstanding 2000 Senior Notes and 2002 Senior Notes unless the facilities are rated at least Ba3 by Moody’s Investor Service (“Moody’s”) and BB+ by Standards & Poor’s Rating Services (“S&P”) (in each case, with at least stable outlooks) or prior to such date the 2000 Senior Notes and 2002 Senior Notes have been refinanced in full or an amount sufficient to indefeasibly repay such 2000 Senior Notes and 2002 Senior Notes has been deposited with the applicable bond trustee. The earliest final maturity date of the 2000 Senior Notes and 2002 Senior Notes is currently October 1, 2008. On May 14, 2007, Moody’s assigned the debt a rating of Ba2 and on September 25, 2007, S&P rated the debt BB. Based upon the aforementioned termination provision, the rating criteria of S&P was not met resulting in a maturity date of July 3, 2008. The Company intends to refinance the 2000 Senior Notes prior to such date. As of September 30, 2007, the obligations reclassified from long term debt to current debt totaled $347.8 million.

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

7.	Commitments and Contingencies.

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

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

best estimates (on an undiscounted basis) of remediation and restoration costs that may be required to comply with present laws and regulations. Although these costs cannot be predicted with certainty, management believes that the ultimate outcome of identified matters will not have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

Environmental remediation expense was $5.3 million and $3.3 million for the nine months ended September 30, 2007 and 2006, respectively, and was included in casualties and insurance expense on the consolidated statements of income. Additionally, as of September 30, 2007, KCS had a liability for environmental remediation of $9.7 million. This amount was derived from a range of reasonable estimates based upon the studies and site surveys described above and in accordance with Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies” (“SFAS 5”).

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

	Nine Months Ended
	September 30,
	2007	2006

Balance at beginning of year	$117.4	$103.9
Accruals, net (includes the impact of actuarial studies)	19.5	27.6
Payments	(49.8)	(15.8)

Balance at end of period	$87.1	$115.7

The casualty claim reserve balance as of September 30, 2007 is based on an updated study of casualty reserves for data through May 31, 2007 and a review of the last four month’s experience. The activity for the nine months ended September 30, 2007 primarily relates to the net settlements and payments related to a large casualty claim, and the reserves for Federal Employers Liability Act (FELA), third-party, and occupational illness claims. The changes to the reserve in the current year compared to the prior year primarily reflect a large litigation settlement and the current accruals related to the trend of loss experience since the date of the prior study.

Reflecting the uncertainty surrounding the outcome of casualty claims, it is reasonably possible that costs to settle casualty claims may range from approximately $83 million to $97 million. However, management believes that the $87.1 million recorded is the best estimate of the Company’s future obligations for the settlement of casualty claims at September 30, 2007. The most sensitive assumptions for personal injury accruals are the expected average cost per claim and the projected frequency rates for the number of claims that will ultimately result in payment. A 5% increase or decrease in either the expected average cost per claim or the frequency rate for claims with payments would result in an approximate $4.4 million increase or decrease in the Company’s recorded personal injury reserves.

Antitrust Lawsuit.  As of September 30, 2007, 24 putative class actions have been filed against The Kansas City Southern Railway Company, a wholly-owned subsidiary of the Company (“KCSR”), along with the other Class I U.S. railroads (and, in some cases, the Association of American Railroads), in various Federal district courts alleging that the railroads conspired to fix fuel surcharges in violation of U.S. antitrust laws. A motion is presently pending before the Judicial Panel on Multidistrict Litigation (“JPML”) to transfer all of these lawsuits to a single district court for coordinated pretrial proceedings. Because plaintiffs and defendants

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

agree that multidistrict treatment of the lawsuits is appropriate, KCSR anticipates that the JPML motion will be granted. However, because the JPML has not yet ruled, the transferee court has not yet been identified. In addition, the New Jersey Attorney General has initiated an investigation of rail fuel surcharges and has sought information regarding those surcharges from KCSR and other railroads. KCSR is cooperating with the New Jersey Attorney General’s request for information while preserving all of its legal defenses. KCSR believes that the price fixing allegations against it have no merit, believes it has strong defenses and intends to vigorously contest these lawsuits through trial and appeal if necessary. While the final outcome of these matters cannot be predicted with certainty, the Company believes that these matters will not have a material adverse effect on any of its consolidated financial position, results of operations, cash flows or business.

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

Disputes Relating to the Scope of the Mandatory Trackage Rights.  KCSM and Ferromex are parties to various civil cases involving disputes over the application and proper interpretation of the mandatory trackage rights. In August 2002, the SCT issued rulings determining Ferromex’s trackage rights in Monterrey, Nuevo León. KCSM and Ferromex both appealed the SCT’s rulings. At the Mexican Administrate Federal Court level, KCSM obtained what it believed were favorable rulings in April 2005. Ferromex appealed these rulings and the case was returned to the Mexican Administrative Federal Court. The Administrative Federal Court issued a ruling on June 11, 2007, which was served on KCSM on August 8, 2007. In the ruling, the Mexican Administrative Federal Court reversed the earlier favorable ruling and decided that Ferromex could use certain auxiliary tracks awarded to KCSM in its concession. KCSM appealed this ruling at the beginning of September 2007, arguing that the Mexican Administrative Federal Court wrongly failed to consider the earlier favorable decision in making its revised ruling and also failed to consider the length and limits of this trackage rights included in KCSM’s Concession Title. The Company believes that based on its assessment of the facts in this case, there will be no material effect on KCS’ results of operations.

Claims Asserted under the TMM Acquisition Agreement.  On September 24, 2007, KCS entered into a Settlement Agreement (“Agreement”) with Grupo TMM, S.A.B. (“TMM”, formerly Grupo TMM, S.A.), TMM Logistics, S.A. de C.V., a subsidiary of TMM, and Vex Asesores Corporativos, S.A. de C.V. (formerly Jose F. Serrano International Business, S.A. de C.V.) (the “Consulting Firm”), resolving certain claims and disputes over liabilities established as part of KCS’ acquisition of KCSM (successor by merger to Grupo KCSM). Pursuant to the terms of the Agreement, KCS agreed to pay TMM $54.1 million in cash to retire two notes totaling $86.6 million created at the closing of the KCSM acquisition to cover certain post-closing contingencies and tax liabilities. This agreement was primarily accounted for as a change to the final purchase price of KCS’ investment in KCSM. KCSM adjusted its purchase accounting assets and will reduce prospectively the amortization of these assets over approximately the next twenty four years. In addition, the parties also agreed to terminate the consulting agreement between KCS and the Consulting Firm and make the final annual

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

payment of $3.0 million due December 15, 2007, payable on settlement. The settlement amount of $57.1 million was paid by KCS to TMM on October 1, 2007.

Acquisition of Locomotives.  In August 2006, KCSR entered into an agreement with Electro-Motive Diesel, Inc. (“EMD”) to acquire 30 new locomotives at a cost of $62.1 million. Of the 30 locomotives, 20 have been delivered and financed through an operating lease as of September 30, 2007 with the remainder to be delivered in October and November of 2007. The company intends to finance the remaining 10 locomotives through an operating lease.

In April 2007, KCSR and KCSM entered into a definitive purchase agreement with EMD to acquire 70 locomotives for delivery in October 2007 through April 2008 at an aggregate cost of approximately $144.9 million. KCSR will acquire 30 of these locomotives and KCSM will acquire the other 40. The Company intends to finance the acquisitions through operating leases.

In August 2007, KCSR and KCSM entered into a definitive purchase agreement with General Electric Company (“GE”) to acquire 80 locomotives with delivery beginning in September of 2007 continuing through August 2008 at an aggregate cost of approximately $174 million, with 30 delivered to KCSR and the remaining 50 delivered to KCSM. In September of 2007, KCSR received all 30 locomotives and has financed them through an operating lease. KCSM received nine locomotives in September, which have been recorded as assets held for sale. KCSM intends to finance the acquisitions with operating leases.

Panama Canal Railway Company.  Under the terms of a loan agreement with the International Finance Corporation (“IFC”), the Company is a guarantor for up to $3.9 million of the IFC debt of Panama Canal Railway Company (“PCRC”). Also, if PCRC terminates its concession contract with the Panamanian government without the IFC’s consent, KCS is a guarantor for up to $9.5 million of the outstanding senior loans. The Company is also a guarantor for up to $0.3 million of PCRC equipment loans and capital leases, and has issued three irrevocable letters of credit totaling approximately $2.8 million to fulfill the Company’s fifty percent guarantee of equipment loans.

8.	Income Taxes.

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

The provisions of FIN 48 were effective for KCS beginning January 1, 2007. The Company recognized a cumulative effect of the change in accounting principle of $1.3 million recorded as a decrease to opening retained earnings. The total unrecognized tax benefit as of January 1, 2007 was $26.3 million of which $5.1 million would impact the effective tax rate if recognized.

The Company recorded a $3.9 million increase in unrecognized tax benefits in the second quarter due to uncertainty regarding the timing of deducting certain reserves. The increase to unrecognized tax benefits would have no impact on the effective tax rate if recognized.

Within the next twelve months the company anticipates a tax examination will be settled which will result in a decrease in unrecognized tax benefits of approximately $12 million. The tax examination settlement is expected to have an immaterial affect on the effective tax rate.

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

Tax returns filed in the United States from 1997 through the current year remain open to examination by the Internal Revenue Service. Tax returns filed in Mexico from 2001 through the current year remain open to examination by the taxing authorities in Mexico.

Interest and penalties related to uncertain tax positions are included in income before taxes on the income statement. Accrued interest and penalties as of the date of adoption was $13.5 million with an increase of $2.7 million in 2007.

On October 1, 2007 the Entrepreneurial Tax of Unique Rate (referred to by its Spanish acronym, IETU or “Flat Tax”) in Mexico was published. The Flat Tax law will be effective on January 1, 2008 and replaces the Asset Tax law. The Flat Tax applies to a different tax base than the income tax and will be paid if the Flat Tax exceeds the income tax computed under existing law. Additional secondary laws and clarifying rulings will be published before the effective date of the Flat Tax. The Company is assessing various tax alternatives and is awaiting additional rulings expected to be issued in the fourth quarter. The Company is currently unable to determine with certainty the full impact of the new tax law and whether it will have a material effect on the consolidated financial statements.

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

	Three Months Ended September 30, 2007
	U.S.	Mexico	Elimination	Consolidated

Revenue	$234.3	$209.8	$—	$444.1

Operating expenses:
Compensation and benefits	68.0	36.7	—	104.7
Purchased services	25.6	26.6	(4.3)	47.9
Fuel	36.4	30.2	—	66.6
Equipment costs	17.9	25.5	0.3	43.7
Depreciation and amortization	15.5	23.4	—	38.9
Casualties and insurance	13.5	2.4	—	15.9
Materials and other costs	21.5	2.4	4.3	28.2

Total operating expenses	198.4	147.2	0.3	345.9

Operating income	$35.9	$62.6	$(0.3)	$98.2

Income before income taxes and minority interest	$22.4	$41.9	$—	$64.3

Capital expenditures	50.3	30.0	—	80.3

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

	Three Months Ended September 30, 2006
	U.S.	Mexico	Elimination	Consolidated

Revenue	$224.8	$190.9	$—	$415.7

Operating expenses:
Compensation and benefits	65.6	30.9	—	96.5
Purchased services	22.3	33.1	1.2	56.6
Fuel	37.9	28.5	—	66.4
Equipment costs	19.4	26.7	—	46.1
Depreciation and amortization	16.1	21.6	—	37.7
Casualties and insurance	8.1	3.9	—	12.0
Materials and other costs	20.1	4.2	(1.2)	23.1

Total operating expenses	189.5	148.9	—	338.4

Operating income	$35.3	$42.0	$—	$77.3

Income before income taxes and minority interest	$21.3	$24.9	$—	$46.2

Capital expenditures	18.6	28.9	—	47.5

	Nine Months Ended September 30, 2007
	U.S.	Mexico	Elimination	Consolidated

Revenue	$683.1	$599.4	$—	$1,282.5

Operating expenses:
Compensation and benefits	196.3	106.8	—	303.1
Purchased services	72.6	77.6	(12.5)	137.7
Fuel	106.2	88.6	—	194.8
Equipment costs	58.9	78.2		137.1
Depreciation and amortization	47.0	70.8	—	117.8
Casualties and insurance	43.1	9.7	—	52.8
Materials and other costs	58.7	14.3	12.5	85.5

Total operating expenses	582.8	446.0	—	1,028.8

Operating income	$100.3	$153.4	$—	$253.7

Income before income taxes and minority interest	$60.0	$80.0	$—	$140.0

Total assets	$2,394.2	$2,428.1	$(46.7)	$4,775.6
Total liabilities	1,788.6	1,157.1	(46.7)	2,899.0
Capital expenditures	132.7	80.3	—	213.0

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

	Nine Months Ended September 30, 2006
	U.S.	Mexico	Elimination	Consolidated

Revenue	$655.7	$561.6	$—	$1,217.3

Operating expenses:
Compensation and benefits	194.4	94.7	—	289.1
Purchased services	63.7	96.6	3.6	163.9
Fuel	105.3	82.5	—	187.8
Equipment costs	62.9	67.2	—	130.1
Depreciation and amortization	46.7	66.2	—	112.9
Casualties and insurance	29.9	10.2	—	40.1
Materials and other costs	60.5	20.4	(3.6)	77.3

Total operating expenses	563.4	437.8	—	1,001.2

Operating income	$92.3	$123.8	$—	$216.1

Income before income taxes and minority interest	$47.4	$51.3	$—	$98.7

Total assets	$2,241.7	$2,401.2	$(117.5)	$4,525.4
Total liabilities	1,848.2	1,164.8	(117.5)	2,895.5
Capital expenditures	93.5	57.4	—	150.9

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

10.	Condensed Consolidating Financial Information.

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

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended September 30, 2007
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Revenues	$—	$209.6	$4.1	$238.3	$(7.9)	$444.1
Operating expenses	6.3	170.5	5.4	171.3	(7.6)	345.9

Operating income (loss)	(6.3)	39.1	(1.3)	67.0	(0.3)	98.2
Equity in net earnings of unconsolidated affiliates	51.0	0.4	—	2.3	(50.4)	3.3
Interest income (expense)	1.2	(17.0)	(0.3)	(21.7)	0.5	(37.3)
Debt retirement costs	—	—	—	—	—	—
Foreign exchange loss	—	—	—	(1.9)	—	(1.9)
Other income (expense)	(0.2)	0.1	—	2.3	(0.2)	2.0

Income (loss) before income taxes and minority interest	45.7	22.6	(1.6)	48.0	(50.4)	64.3
Income tax expense (benefit)	(1.1)	8.4	(0.6)	10.8	—	17.5

Income (loss) before minority interest	46.8	14.2	(1.0)	37.2	(50.4)	46.8
Minority interest	0.1	—	—	—	—	0.1

Net income (loss)	$46.7	$14.2	$(1.0)	$37.2	$(50.4)	$46.7

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

	Three Months Ended September 30, 2006
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Revenues	$—	$199.3	$2.5	$218.3	$(4.4)	$415.7
Operating expenses	2.9	159.6	4.9	175.4	(4.4)	338.4

Operating income (loss)	(2.9)	39.7	(2.4)	42.9	—	77.3
Equity in net earnings of unconsolidated affiliates	34.1	0.9	—	0.5	(32.3)	3.2
Interest expense	(1.2)	(16.9)	(0.3)	(24.3)	0.4	(42.3)
Foreign exchange gain	—	—	—	4.5	—	4.5
Other income	0.2	1.2	—	2.5	(0.4)	3.5

Income (loss) before income taxes and minority interest	30.2	24.9	(2.7)	26.1	(32.3)	46.2
Income tax expense (benefit)	(1.3)	9.2	(1.0)	7.8	—	14.7

Income (loss) before minority interest	31.5	15.7	(1.7)	18.3	(32.3)	31.5
Minority interest	0.2	—	—	—	—	0.2

Net income (loss)	$31.3	$15.7	$(1.7)	$18.3	$(32.3)	$31.3

	Nine Months Ended September 30, 2007
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Revenues	$—	$611.2	$9.2	$684.2	$(22.1)	$1,282.5
Operating expenses	18.0	505.7	14.2	512.0	(21.1)	1,028.8

Operating income (loss)	(18.0)	105.5	(5.0)	172.2	(1.0)	253.7
Equity in net earnings of unconsolidated affiliates	113.0	1.6	—	4.7	(112.1)	7.2
Interest expense	(1.8)	(46.9)	(1.0)	(70.0)	1.4	(118.3)
Debt retirement costs	—	—	—	(6.9)	—	(6.9)
Foreign exchange loss	—	—	—	(1.6)	—	(1.6)
Other income (expense)	(0.5)	1.3	—	5.5	(0.4)	5.9

Income (loss) before income taxes and minority interest	92.7	61.5	(6.0)	103.9	(112.1)	140.0
Income tax expense (benefit)	(6.7)	23.5	(2.3)	26.1	—	40.6

Income (loss) before minority interest	99.4	38.0	(3.7)	77.8	(112.1)	99.4
Minority interest	0.3	—	—	—	—	0.3

Net income (loss)	$99.1	$38.0	$(3.7)	$77.8	$(112.1)	$99.1

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

	Nine Months Ended September 30, 2006
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Revenues	$—	$585.4	$7.7	$639.6	$(15.4)	$1,217.3
Operating expenses	11.9	481.3	14.6	508.8	(15.4)	1,001.2

Operating income (loss)	(11.9)	104.1	(6.9)	130.8	—	216.1
Equity in net earnings (losses) of unconsolidated affiliates	81.7	(0.7)	—	3.9	(79.2)	5.7
Interest expense	(4.9)	(48.1)	(0.9)	(70.7)	1.1	(123.5)
Debt retirement costs	—	(2.2)	—	—	—	(2.2)
Foreign exchange loss	—	—	—	(6.7)	—	(6.7)
Other income	0.6	4.3	—	5.5	(1.1)	9.3

Income (loss) before income taxes and minority interest	65.5	57.4	(7.8)	62.8	(79.2)	98.7
Income tax expense (benefit)	(3.0)	19.4	(2.7)	16.5	—	30.2

Income (loss) before minority interest	68.5	38.0	(5.1)	46.3	(79.2)	68.5
Minority interest	0.2	—	—	—	—	0.2

Net income (loss)	$68.3	$38.0	$(5.1)	$46.3	$(79.2)	$68.3

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2007
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Assets:
Current assets	$25.0	$231.5	$3.3	$334.0	$(0.4)	$593.4
Investments	2,038.8	426.9	—	453.1	(2,851.4)	67.4
Property and equipment, net	0.6	1,275.4	221.4	1,195.1	(0.5)	2,692.0
Concession assets, net	—	—	—	1,230.6	—	1,230.6
Other assets	1.5	27.5	0.2	163.0	—	192.2

Total assets	$2,065.9	$1,961.3	$224.9	$3,375.8	$(2,852.3)	$4,775.6

Liabilities and equity:
Current liabilities	$410.8	$119.6	$136.5	$266.5	$(0.3)	$933.1
Long-term debt	0.2	407.6	0.5	887.4	—	1,295.7
Payables to affiliates	—	—	—	—	—	—
Deferred income taxes	(41.8)	384.4	74.2	7.4	—	424.2
Other liabilities	24.2	92.8	14.9	114.1	—	246.0
Minority interest	0.8	31.4	—	201.8	(29.1)	204.9
Stockholders’ equity	1,671.7	925.5	(1.2)	1,898.6	(2,822.9)	1,671.7

Total liabilities and equity	$2,065.9	$1,961.3	$224.9	$3,375.8	$(2,852.3)	$4,775.6

	December 31, 2006
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Assets:
Current assets	$4.8	$253.4	$4.8	$355.8	$(12.8)	$606.0
Investments	1,952.3	429.9	—	450.8	(2,768.1)	64.9
Property and equipment, net	0.6	1,163.7	227.9	1,060.5	(0.5)	2,452.2
Concession assets, net	—	—	—	1,303.3	—	1,303.3
Other assets	5.0	31.4	—	174.5	—	210.9

Total assets	$1,962.7	$1,878.4	$232.7	$3,344.9	$(2,781.4)	$4,637.3

Liabilities and equity:
Current liabilities	$353.4	$(229.5)	$140.1	$386.1	$(12.7)	$637.4
Long-term debt	0.2	733.4	0.6	897.6	—	1,631.8
Payables to affiliates	32.4	—	—	—	—	32.4
Deferred income taxes	(10.4)	361.0	76.5	(9.8)	—	417.3
Other liabilities	4.7	94.5	13.0	123.8	(0.3)	235.7
Minority interest	—	31.4	—	100.3	(31.4)	100.3
Stockholders’ equity	1,582.4	887.6	2.5	1,846.9	(2,737.0)	1,582.4

Total liabilities and equity	$1,962.7	$1,878.4	$232.7	$3,344.9	$(2,781.4)	$4,637.3

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2007
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Operating activities:
Excluding intercompany activity	$(37.9)	$158.7	$2.6	$172.9	$—	$296.3
Intercompany activity	55.2	(17.8)	(2.4)	(35.0)	—	—

Net cash provided	17.3	140.9	0.2	137.9	—	296.3

Investing activities:
Capital expenditures	—	(126.2)	(0.2)	(86.6)	—	(213.0)
Proceeds from disposal of property	—	5.3	—	4.1	—	9.4
Contribution from NS for MSLLC (net of change in restricted contribution)	—	—	—	100.0	—	100.0
Property investments in MSLLC	—	—	—	(87.7)	—	(87.7)
Other, net	—	(7.6)	—	3.4	—	(4.2)

Net cash used	—	(128.5)	(0.2)	(66.8)	—	(195.5)

Financing activities:
Proceeds from issuance of long-term debt	—	75.0	—	211.7	—	286.7
Repayment of long-term debt	—	(75.3)	—	(237.6)	—	(312.9)
Debt costs	—	(3.6)	—	(16.1)	—	(19.7)
Proceeds from stock plans	0.7	—	—	—	—	0.7
Dividends paid	(18.4)	—	—	—	—	(18.4)

Net cash used	(17.7)	(3.9)	—	(42.0)	—	(63.6)

Cash and cash equivalents:
Net increase (decrease)	(0.4)	8.5	—	29.1	—	37.2
At beginning of year	0.2	36.2	—	42.6	—	79.0

At end of period	$(0.2)	$44.7	$—	$71.7	$—	$116.2

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2006
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Operating activities:
Excluding intercompany activity	$(132.5)	$269.9	$1.6	$31.5	$—	$170.5
Intercompany activity	172.8	(183.9)	(0.6)	11.7	—	—

Net cash provided	40.3	86.0	1.0	43.2	—	170.5

Investing activities:
Capital expenditures	—	(65.8)	(0.2)	(84.9)	—	(150.9)
Proceeds from disposal of property	—	—	—	0.4	—	0.4
Contribution from NS for MSLLC (net of change in restricted contribution)	—	—	—	51.3	—	51.3
Property investments in MSLLC	—	—	—	(13.8)	—	(13.8)
Other, net	—	7.8	—	13.7	—	21.5

Net cash used	—	(58.0)	(0.2)	(33.3)	—	(91.5)

Financing activities:
Proceeds from issuance of long- term debt	—	246.1	—	28.3	—	274.4
Repayment of long-term debt	(44.0)	(265.0)	—	(6.9)	—	(315.9)
Debt costs	—	(7.5)	—	—	—	(7.5)
Proceeds from stock plans	7.4	—	—	—	—	7.4
Dividends paid	(4.3)	—	—	—	—	(4.3)

Net cash provided (used)	(40.9)	(26.4)	—	21.4	—	(45.9)

Cash and cash equivalents:
Net increase (decrease)	(0.6)	1.6	0.8	31.3	—	33.1
At beginning of year	0.7	20.7	(0.9)	10.6	—	31.1

At end of period	$0.1	$22.3	$(0.1)	$41.9	$—	$64.2

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Kansas City Southern:

We have reviewed the accompanying consolidated balance sheet of Kansas City Southern and subsidiaries (the Company) as of September 30, 2007, the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2007 and 2006, and the related consolidated statements of cash flows for the nine-month periods ended September 30, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

As discussed in note 8 to the consolidated interim financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2007, we expressed an unqualified opinion on those consolidated financial statements. Our report refers to the Company’s adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, effective January 1, 2006. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

Kansas City, Missouri
October 25, 2007

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The discussion below, as well as other portions of this Form 10-Q, contain forward-looking statements that are not based upon historical information. Such forward-looking statements are based upon information currently available to management and management’s perception thereof as of the date of this Form 10-Q. Readers can identify these forward-looking statements by the use of such verbs as “expects,” “anticipates,” “believes” or similar verbs or conjugations of such verbs. The actual results of operations of Kansas City Southern (“KCS” or the “Company”) could materially differ from those indicated in forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s annual report on Form 10-K for the year ended December 31, 2006, which is on file with the U.S. Securities and Exchange Commission (File No. 1-4717) incorporated by reference and in Part II Item 1A — “Risk Factors” in the Form 10-K and this Form 10-Q. Readers are strongly encouraged to consider these factors when evaluating forward-looking statements. Forward-looking statements contained in this Form 10-Q will not be updated.

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

Critical Accounting Policies and Estimates.

The Company’s discussion and analysis of its financial position and results of operations is based upon its consolidated financial statements. The preparation of the financial statements requires estimation and judgment that affect the reported amounts of revenue, expenses, assets, and liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the accounting for assets and liabilities that are not readily apparent from other sources. If the estimates differ materially from actual results, the impact on the consolidated financial statements may be material. The Company’s critical accounting policies are disclosed in the 2006 annual report on Form 10-K. There have been no significant changes with respect to these policies during the first nine months of 2007.

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

Third Quarter Analysis.

The Company reported quarterly earnings of $0.48 per diluted share on consolidated net income of $46.7 million for the three months ended September 30, 2007 compared to quarterly earnings of $0.32 per diluted share on consolidated net income of $31.3 million for the same period ended 2006. The revenue growth of 6.8% over the third quarter 2006 was primarily driven by price increases.

Cash flows from operations increased to $296.3 million as compared to $170.5 million for the nine month periods ended September 30, 2007 and 2006, respectively, an increase of $125.8 million. The increase is primarily due to increased net income and a reduction in working capital. Capital expenditures are a significant use of cash flows due to the capital intensive nature of railroad operations. Cash used for capital expenditures for the nine months ended September 30, 2007 was $213.0 million as compared to $150.9 million for the same period in 2006.

Results of Operations.

Consolidated net income for the third quarter of 2007 increased $15.4 million compared to the prior year third quarter.

The following summarizes KCS’ income statement (in millions):

	Three Months Ended
	September 30,		Change
	2007	2006	Dollars	Percent

Revenues	$444.1	$415.7	$28.4	7%
Operating expenses	345.9	338.4	7.5	2%

Operating income	98.2	77.3	20.9	27%
Equity in net earnings of unconsolidated affiliates	3.3	3.2	0.1	3%
Interest expense	(37.3)	(42.3)	(5.0)	(12)%
Foreign exchange gain (loss)	(1.9)	4.5	(6.4)	(142)%
Other income	2.0	3.5	(1.5)	(43)%

Income before income taxes and minority interest	64.3	46.2	18.1	39%
Income tax expense	17.5	14.7	2.8	19%

Income before minority interest	46.8	31.5	15.3	49%
Minority interest	0.1	0.2	(0.1)	(50)%

Net income	$46.7	$31.3	$15.4	49%

Consolidated net income for the nine months ended September 30, 2007 increased $30.8 million compared to the same period in 2006. The following summarizes the consolidated income statement components of KCS (in millions):

	Nine Months Ended
	September 30,		Change
	2007	2006	Dollars	Percent

Revenues	$1,282.5	$1,217.3	$65.2	5%
Operating expenses	1,028.8	1,001.2	27.6	3%

Operating income	253.7	216.1	37.6	17%
Equity in net earnings of unconsolidated affiliates	7.2	5.7	1.5	26%
Interest expense	(118.3)	(123.5)	(5.2)	(4)%
Debt retirement costs	(6.9)	(2.2)	4.7	214%
Foreign exchange loss	(1.6)	(6.7)	5.1	76%
Other income	5.9	9.3	(3.4)	(37)%

Income before income taxes and minority interest	140.0	98.7	41.3	42%
Income tax expense	40.6	30.2	10.4	34%

Income before minority interest	99.4	68.5	30.9	45%
Minority interest	0.3	0.2	0.1	50%

Net income	$99.1	$68.3	$30.8	45%

U.S. Segment.

Revenues.

Revenues for the U.S. segment constituted 52.8% and 54.1% of KCS’ consolidated revenues for the quarter ended September 30, 2007 and 2006, respectively. The following summarizes U.S. revenues (in millions) and carload statistics (in thousands). Certain prior year amounts have been reclassified to reflect changes in the business groups to conform to the current year presentation.

	Revenues				Carloads and Intermodal Units
	Three Months				Three Months
	Ended September 30,		Change		Ended September 30,		Change
	2007	2006	Dollars	Percent	2007	2006	Units	Percent

Chemical and petroleum	$47.4	$41.3	$6.1	15%	37.1	34.9	2.2	6%
Forest products and metals	64.8	62.8	2.0	3%	46.7	52.5	(5.8)	(11)%
Agricultural and minerals	47.1	47.1	—	0%	36.6	39.6	(3.0)	(8)%

Total general commodities	159.3	151.2	8.1	5%	120.4	127.0	(6.6)	(5)%
Intermodal and automotive	18.8	20.4	(1.6)	(8)%	70.7	91.1	(20.4)	(22)%
Coal	43.9	38.1	5.8	15%	73.1	70.0	3.1	4%

Carload revenues, units and intermodal units	222.0	209.7	12.3	6%	264.2	288.1	(23.9)	(8)%

Other revenue	12.3	15.1	(2.8)	(19)%

Total revenues(i)	$234.3	$224.8	$9.5	4%

(i) Included in revenues:
Fuel surcharge	$20.2	$25.5

	Revenues				Carloads and Intermodal Units
	Nine Months				Nine Months
	Ended September 30,		Change		Ended September 30,		Change
	2007	2006	Dollars	Percent	2007	2006	Units	Percent

Chemical and petroleum	$137.8	$121.8	$16.0	13%	109.9	104.6	5.3	5%
Forest products and metals	185.5	185.2	0.3	0%	139.4	156.5	(17.1)	(11)%
Agricultural and minerals	143.4	139.8	3.6	3%	115.1	120.9	(5.8)	(5)%

Total general commodities	466.7	446.8	19.9	4%	364.4	382.0	(17.6)	(5)%
Intermodal and automotive	54.1	55.9	(1.8)	(3)%	210.3	248.9	(38.6)	(16)%
Coal	125.1	109.8	15.3	14%	214.2	205.0	9.2	4%

Carload revenues, units and intermodal units	645.9	612.5	33.4	5%	788.9	835.9	(47.0)	(6)%

Other revenue	37.2	43.2	(6.0)	(14)%

Total revenues(i)	$683.1	$655.7	$27.4	4%

(i) Included in revenues:
Fuel surcharge	$57.0	$61.4

U.S. operations experienced revenue increases primarily due to targeted rate increases partially offset by a decrease in carload volumes primarily related to haulage business in the Intermodal and automotive category. The following discussion provides an analysis of revenues by commodity group.

Chemical and petroleum.  Revenues increased for chemical and petroleum products for the three and nine months ended September 30, 2007, due to strong price increases and increased traffic volumes, primarily in the petroleum, soda ash, and plastics products.

Forest products and metals.  Revenues increased for forest products and metals for the three and nine months ended September 30, 2007 due to targeted rate increases primarily in paper products, partially offset by decreases in volume due to the declining housing market which negatively impacted lumber products.

Agricultural and minerals.  Revenues remained consistent for the three months ended September 30, 2007 and increased for the nine months ended September 30, 2007, due to continued targeted rate adjustments and an increase in velocity over certain corridors and business sectors. Grain traffic accounts for the majority of the decrease in carloads while revenues related to grain traffic were flat. Shipments of building material commodities decreased for the nine months ended September 30, 2007, due to higher than normal shipments into hurricane affected areas for rebuilding purposes during the first quarter of 2006 and lower shipments due to extremely wet weather in the south slowing shipments, primarily in the third quarter of 2007.

Intermodal and automotive.  Revenues decreased in the intermodal and automotive sectors for the three and nine months ended September 30, 2007. Decreases in the intermodal business unit were primarily due to the reduction in volume related to haulage business. The decrease in haulage business is expected to be partially offset in the fourth quarter of 2007 with new agreements. The decrease in the intermodal business unit for the three and nine months ended September 30, 2007 was primarily offset by increased volumes in the automotive business unit due to the increase in production of U.S. automotives.

Coal.  Revenue increased for the three and nine months ended September 30, 2007, as a result of certain targeted rate increases related to renegotiated contracts and overall increases in carloadings to electric generating stations driven by strong demand.

Operating Expenses.

For the three and nine months ended September 30, 2007, U.S. operating expenses increased $8.9 million and $19.4 million when compared to the same period in 2006 as shown below (in millions).

	Three Months
	Ended September 30,		Change
	2007	2006	Dollars	Percent

Compensation and benefits	$68.0	$65.6	$2.4	4%
Purchased services	25.6	22.3	3.3	15%
Fuel	36.4	37.9	(1.5)	(4)%
Equipment costs	17.9	19.4	(1.5)	(8)%
Depreciation and amortization	15.5	16.1	(0.6)	(4)%
Casualties and insurance	13.5	8.1	5.4	67%
Materials and other costs	21.5	20.1	1.4	7%

Total operating expenses	$198.4	$189.5	$8.9	5%

	Nine Months
	Ended September 30,		Change
	2007	2006	Dollars	Percent

Compensation and benefits	$196.3	$194.4	$1.9	1%
Purchased services	72.6	63.7	8.9	14%
Fuel	106.2	105.3	0.9	1%
Equipment costs	58.9	62.9	(4.0)	(6)%
Depreciation and amortization	47.0	46.7	0.3	1%
Casualties and insurance	43.1	29.9	13.2	44%
Materials and other costs	58.7	60.5	(1.8)	(3)%

Total operating expenses	$582.8	$563.4	$19.4	3%

Compensation and benefits.  Compensation and benefits increased for the three and nine months ended September 30, 2007, compared to the same period in 2006, primarily due to annual wage and salary rate increases, new collective bargaining agreements which became effective in the third quarter, and higher healthcare costs. These increases were partially offset by a decrease in estimated labor costs following contract negotiations in the first and second quarter of 2007.

Purchased services.  Purchased services increased for the three and nine months ended September 30, 2007, compared to the same period in 2006, primarily due to increased use of facilities jointly used by the Company and other railroads resulting from increased volume for those facilities, increases in the locomotive maintenance program, and additional outsourcing of related maintenance.

Fuel.  Fuel expense decreased for the three months ended September 30, 2007, compared with the same period in 2006, primarily due to lower gross ton miles of freight and increased capitalization of fuel related to work trains used in the Company’s capital programs, partially offset by higher diesel fuel prices. Fuel expense increased for the nine months ended September 30, 2007 due to higher diesel fuel prices offset by lower gross ton miles of freight and increased fuel efficiency.

Equipment costs.  Equipment costs decreased for the three months ended September 30, 2007, compared to the same period in 2006, primarily due to a decrease in locomotive short-term lease expense due to a reduction in short-term leased locomotives in addition to lower rates on the use of certain other short-term leased locomotives. Equipment costs decreased for the nine months ended September 30, 2007, compared to the same period in 2006, primarily due to a decrease in car hire expense during the first quarter of the year and a decrease in short-term leased locomotive expense in the third quarter. The decrease in car hire expense is due to decreased cycle times attributed to the effects of the hurricanes in the first quarter of 2006 and a decrease in the use of other railroads’ freight cars.

Depreciation and amortization.  Depreciation and amortization decreased for the quarter ended September 30, 2007, compared to the same period in 2006, due to lower depreciation rates from a rate study completed in the fourth quarter of 2006. Depreciation and amortization increased for the nine months ended September 30, 2007, compared to the same period in 2006, due to an increase in the asset base partially offset by the lower depreciation rates from the rate study.

Casualties and insurance.  Casualties and insurance expenses increased for the three and nine months ended September 30, 2007, compared to the same period in 2006, primarily due to a casualty reserve release recorded in the first quarter of 2006, higher derailment expense resulting from a large derailment in the first quarter of 2007 and increased derailment incidents in the second quarter of 2007. Increases were partially offset by proceeds received from the settlement of previously disclosed reinsurance litigation.

Materials and other costs.  Materials and other expense increased for the three months ended September 30, 2007, compared to the same period in 2006, due to higher materials and supplies used for the maintenance of locomotives and freight cars which was partially offset by a decrease in state franchise tax expense. Materials and other expense decreased for the nine months ended September 30, 2007, compared to the same period in

2006, due to lower sales and use tax resulting from a favorable court ruling in the first quarter of 2007, lower state franchise tax expense, and a decrease in rental expense.

Mexico Segment.

Revenues.

Revenues for the Mexico segment constituted 47.2% and 45.9% of KCS’ consolidated revenues for the quarters ended September 30, 2007 and 2006, respectively. The following summarizes consolidated Mexico revenues (in millions) and carload statistics (in thousands). Certain prior year amounts have been reclassified to reflect changes in the business groups to conform to the current year presentation.

	Revenues				Carloads and Intermodal Units
	Three Months				Three Months
	Ended September 30,		Change		Ended September 30,		Change
	2007	2006	Dollars	Percent	2007	2006	Units	Percent

Chemical and petroleum	$36.1	$32.8	$3.3	10%	21.1	20.3	0.8	4%
Forest products and metals	59.1	59.9	(0.8)	(1)%	48.3	55.5	(7.2)	(13)%
Agricultural and minerals	56.0	49.3	6.7	14%	37.5	36.2	1.3	4%

Total general commodities	151.2	142.0	9.2	6%	106.9	112.0	(5.1)	(5)%
Intermodal and automotive	47.6	40.8	6.8	17%	92.2	77.2	15.0	19%
Coal	6.7	5.2	1.5	29%	6.7	6.1	0.6	10%

Carload revenues, units and intermodal units	205.5	188.0	17.5	9%	205.8	195.3	10.5	5%

Other revenue	4.3	2.9	1.4	48%

Total revenues(i)	$209.8	$190.9	$18.9	10%

(i) Included in revenues:
Fuel surcharge	$14.0	$10.7

	Revenues				Carloads and Intermodal Units
	Nine Months				Nine Months
	Ended September 30,		Change		Ended September 30,		Change
	2007	2006	Dollars	Percent	2007	2006	Units	Percent

Chemical and petroleum	$99.6	$94.0	$5.6	6%	59.9	61.0	(1.1)	(2)%
Forest products and metals	185.2	181.7	3.5	2%	157.7	178.4	(20.7)	(12)%
Agricultural and minerals	152.9	138.0	14.9	11%	107.6	105.5	2.1	2%

Total general commodities	437.7	413.7	24.0	6%	325.2	344.9	(19.7)	(6)%
Intermodal and automotive	131.4	118.6	12.8	11%	254.5	227.5	27.0	12%
Coal	16.1	14.5	1.6	11%	18.3	18.1	0.2	1%

Carload revenues, units and intermodal units	585.2	546.8	38.4	7%	598.0	590.5	7.5	1%

Other revenue	14.2	14.8	(0.6)	(4)%

Total revenues(i)	$599.4	$561.6	$37.8	7%

(i) Included in revenues:
Fuel surcharge	$38.6	$29.8

Mexico operations experienced revenue increases primarily due to targeted rate increases and increased fuel surcharge participation, partially offset by a decrease in carload volumes primarily in the chemical and forest products and metals commodity groups. The following discussion provides an analysis of revenues by commodity group.

Chemical and petroleum.  Revenues increased for chemical and petroleum products for the three months ended September 30, 2007, compared to the same period in 2006, due to strong price increases and increased volume, primarily in soda ash, organic acid, and plastics products. Revenue increased for the nine months ended September 30, 2007, compared to the same period in 2006, due to strong price increases partially offset by a reduction in volume due to higher demand in 2006 for fuel, oil, diesel, gasoline, and plastic products attributable to the late 2005 hurricanes which had impacted the Gulf Coast refineries.

Forest products and metals.  Revenues in forest products and metals decreased during the three months ended September 30, 2007, compared to the same period in 2006, primarily due to the decline of export volumes of beer and steel. The decline in steel is attributed to a major customer’s plant shutdown for maintenance during the third quarter of 2007. Revenues increased during the nine months ended September 30, 2007, compared to the same period in 2006, due to the increase in long haul carloadings from Lázaro Cárdenas to Monterrey.

Agricultural and minerals.  Revenues and volume from agricultural and minerals products increased during the three and nine months ended September 30, 2007, compared to the same period in 2006, due to price increases and a recovery in import shipments of soybean and sorghum products.

Intermodal and automotive.  Revenues and volume increased for intermodal and automotive during the three and nine months ended September 30, 2007, compared to the same period in 2006, as a result of targeted rate increases and increases in traffic at the port of Lázaro Cárdenas. The increased traffic at the port can be attributed to two additional shipping customers and an increase in intermodal cross border business. Automotive volume has also increased due to major customers’ recovery in production.

Coal.  Revenues increased during the three and nine months ended September 30, 2007, compared to the same period in 2006, as a result of new traffic from Lázaro Cárdenas to Nava, Coahuila.

Operating Expenses.

Mexico operating expenses decreased $1.7 million and increased $8.2 million for the three and nine months ended September 30, 2007 when compared to the same period in 2006 as shown below (in millions).

	Three Months
	Ended September 30,		Change
	2007	2006	Dollars	Percent

Compensation and benefits	$36.7	$30.9	$5.8	19%
Purchased services	26.6	33.1	(6.5)	(20)%
Fuel	30.2	28.5	1.7	6%
Equipment costs	25.5	26.7	(1.2)	(4)%
Depreciation and amortization	23.4	21.6	1.8	8%
Casualties and insurance	2.4	3.9	(1.5)	(38)%
Materials and other costs	2.4	4.2	(1.8)	(43)%

Total operating expenses	$147.2	$148.9	$(1.7)	(1)%

	Nine Months
	Ended September 30,		Change
	2007	2006	Dollars	Percent

Compensation and benefits	$106.8	$94.7	$12.1	13%
Purchased services	77.6	96.6	(19.0)	(20)%
Fuel	88.6	82.5	6.1	7%
Equipment costs	78.2	67.2	11.0	16%
Depreciation and amortization	70.8	66.2	4.6	7%
Casualties and insurance	9.7	10.2	(0.5)	(5)%
Materials and other costs	14.3	20.4	(6.1)	(30)%

Total operating expenses	$446.0	$437.8	$8.2	2%

Compensation and benefits.  For the three months ended September 30, 2007, compensation and benefits increased compared to the same period in 2006, primarily due to increases in the statutory profit sharing, other fringe benefits and pension costs. These increases were partially offset by a decrease in incentive compensation expense. For the nine months ended September 30, 2007, compensation and benefits increased compared to the same period in 2006, primarily due to increases in the statutory profit sharing, incentive compensation expense, other fringe benefits, and pension costs.

Purchased services.  Purchased services expense for the three and nine months ended September 30, 2007 decreased compared to the same periods in 2006. This decrease is due to a reclassification of certain customer switching and transloading costs as revenue deductions, lower telecommunications expenses, and a decrease in locomotive maintenance expenses. These decreases were partially offset by an increase in legal and management expenses.

Fuel.  For the three and nine months ended September 30, 2007, fuel expense increased compared to the same period in 2006. Fuel expense was driven by higher diesel fuel price partially offset by lower gross ton miles per gallon due to changes in traffic mix.

Equipment costs.  Equipment costs decreased for the three months ended September 30, 2007 due to a reduction in the use of foreign freight cars by KCSM and the increased use of KCSM freight cars by foreign roads. These decreases were partially offset by customer car hire billed at the border, which was reclassified to revenues in 2007. For the nine months ended September 30, 2007, equipment costs increased compared to the same period in 2006, primarily due to customer car hire billed at the border, which was reclassified to revenues in 2007.

Depreciation and amortization.  Depreciation and amortization expenses for the three and nine months ended September 30, 2007 increased compared to the same periods in 2006, primarily due to an increase in the asset base offset by changes in the estimated lives recorded in the third quarter of 2007.

Casualties and insurance.  Casualties and insurance expense for the three and nine months ended September 30, 2007 decreased compared to the same periods in 2006, due to lower cargo damage accruals as well as decreased premium expenses during 2007 driven by reductions in derailment incidents. These decreases were partially offset by an increase in environmental remediation expenses.

Materials and other costs.  For the three and nine months ended September 30, 2007, materials and other cost expenses decreased compared with the same period in 2006. The decrease reflects changes to the allowances for freight receivables bad debt expense primarily due to favorable loss experience and fewer write offs of receivables acquired in the acquisition of KCSM.

Consolidated Non-Operating Expenses.

Equity in Net Earnings (Losses) of Unconsolidated Affiliates.  Equity in earnings from unconsolidated affiliates was $3.3 million and $7.2 million for the three and nine month periods ended September 30, 2007, compared to $3.2 million and $5.7 million for the same periods in 2006. Significant components of this change follow:

•	Equity in earnings from the operations of PCRC was $1.4 million and $3.1 million for the three and nine month periods ended September 30, 2007. Loss in earnings was $0.3 million for the three months ended September 30, 2006. This loss, when aggregated with a gain of $0.3 million for the first six months of 2006, resulted in a net equity in earnings balance of $0 for the nine months ended September 30, 2006. The increase is primarily due to increased freight revenue driven by higher volume.

•	Equity in earnings of Southern Capital Corporation, LLC (“Southern Capital”) was $0.9 million and $3.4 million for the three and nine month periods ended September 30, 2007, compared to $2.5 million and $3.8 million for the same periods in 2006. The decrease primarily reflects a reduction in lease income attributed to fewer assets being leased by its partners.

•	KCSM’s equity in earnings of Ferrocarril y Terminal del Valle de México, S.A. de C.V. (“FTVM”) was $1.0 million and $0.7 million for the three and nine month periods ended September 30, 2007, compared to $1.0 million and $1.9 million for the same periods in 2006. The decrease for the nine months ended September 30, 2007 is due to a prior year loss recorded in the first quarter of 2007 by FTVM and lower revenue in the second quarter attributable to a decrease in storage container revenue.

Consolidated Interest Expense.  Interest expense decreased for the three and nine months ended September 30, 2007, compared to the same periods in 2006. The decrease for the three month period is primarily due to KCSM’s refinancing of higher interest rate debt in June of 2007 and November of 2006 and the reversal of interest expense previously accrued related to KCSM acquisition contingencies. The decrease for the nine month period is primarily due to a favorable summary judgment which resulted in the reversal of previously accrued interest expense related to a tax matter in the first quarter of 2007, the refinancing of KCSM’s higher rate debt, and the reversal of interest expense previously accrued related to KCSM acquisition contingencies.

Consolidated Debt Retirement Costs.  There were no debt retirement costs incurred during the three months ended September 30, 2007 and 2006, respectively. Debt retirement costs increased for the nine month period ended September 30, 2007 as compared to the same period in 2006. In June of 2007, KCSM redeemed its 12 1/2% Senior Notes due in 2012 and entered into a new bank credit agreement. As a result of these extinguishments of debt, there was a net $6.9 million write-off of debt retirement costs. Included in the debt retirement costs was a charge of $16.7 million for the call premium on the bonds, which was offset by a write-down of a related $9.8 million of unamortized purchase accounting fair value effects associated with the 12 1/2% Senior Notes. During the second quarter of 2006, KCSR entered into an amended and restated credit agreement and wrote-off $2.2 million in unamortized debt issuance costs related to a previous credit agreement.

Foreign Exchange.  For the three and nine months ended September 30, 2007, the foreign exchange loss was $1.9 million and $1.6 million respectively, compared to a gain of $4.5 million and a loss of $6.7 million for the same periods in 2006, due to fluctuations in the U.S. dollar versus the Mexican peso exchange rates.

Other Income.  Other income for the three and nine months ended September 30, 2007 consists primarily of miscellaneous interest and dividend income. For the three and nine months ended September 30, 2006, other income consisted of miscellaneous interest income, dividend income, and royalty income.

Consolidated Income Tax Expense.  For the three months ended September 30, 2007, the income tax provision was $17.5 million as compared to $14.7 million for the three months ended September 30, 2006. The effective income tax rate was 27.2% and 31.8% for the three months ended September 30, 2007 and 2006, respectively. The lower consolidated tax rate in the quarter was a result of an update to reflect changes in the peso exchange rate and a refinement of the forecasted inflation impact on receivables and payables in Mexico.

Liquidity and Capital Resources.

Overview.

KCS’ primary uses of cash are to support operations; maintain and improve its railroad and information systems infrastructure; pay debt service and preferred stock dividends; acquire new and maintain existing locomotives, rolling stock and other equipment; and meet other obligations. See “Cash Flow Information” below.

KCS’ primary sources of liquidity are cash flows generated from operations, borrowings under its revolving credit facilities and access to debt and equity capital markets. Although KCS has had excellent access to capital markets, as a highly leveraged company, the financial terms under which funding is obtained often contain restrictive covenants. The covenants constrain financial flexibility by restricting or prohibiting certain actions, including the ability to incur debt, create or suffer to exist liens, make prepayments of particular debt, pay dividends, make capital investments, engage in transactions with stockholders and affiliates, issue capital stock, sell certain assets, and engage in mergers and consolidations or in sale-leaseback transactions. On September 30, 2007, total available liquidity (the unrestricted cash balance plus revolving credit facility availability) was $282 million.

As of September 30, 2007, KCS had a debt ratio (total debt as a percentage of total debt plus equity) of 50.4% and was in compliance with all of its debt covenants. On February 15, 2007, the Company paid all of the preferred stock dividends that were in arrears. KCS is current, and expects to remain current, on all of its preferred stock dividend payments. In addition, the Company’s “well-known seasoned issuer” status was restored in April of 2007.

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

On September 25, 2007, Standard & Poor’s Ratings Services (“S&P”) changed KCS’ outlook to developing from positive and raised the corporate and other debt ratings of the Company. S&P raised the corporate rating to B+ from B, the senior secured debt rating to BB from BB-, the senior unsecured debt rating to B from B- and the preferred stock rating to CCC+ from CCC. In addition S&P raised the rating on KCSM’s senior unsecured debt to B+ from B.

During the third quarter, the Company reclassified the obligations outstanding under its Amended and Restated Credit Agreement dated April 28, 2006, as amended on May 31, 2007 (the “Credit Agreement”), from long term debt to current debt. The revolving credit facility, the swing line facility and the letter of credit facility have a final termination date of April 28, 2011 and the term loan B facility and the term loan C facility have a final termination date of April 28, 2013. However, the Credit Agreement provides for an earlier termination date that is 90 days prior to the earliest final maturity date of any outstanding 2000 Senior Notes and 2002 Senior Notes unless the facilities are rated at least Ba3 by Moody’s Investor Service (“Moody’s”) and BB+ by S&P (in each case, with at least stable outlooks) or prior to such date the 2000 Senior Notes and 2002 Senior Notes have been refinanced in full or an amount sufficient to indefeasibly repay such 2000 Senior Notes and 2002 Senior Notes has been deposited with the applicable bond trustee. The earliest final maturity date of the 2000 Senior Notes and 2002 Senior Notes is currently October 1, 2008. On May 14, 2007, Moody’s assigned the debt a rating of Ba2 and on September 25, 2007, S&P rated the debt BB. Based upon the aforementioned termination provision, the rating criteria of S&P was not met resulting in a maturity date of July 3, 2008. The Company intends to refinance the 2000 Senior Notes prior to such date. As of September 30, 2007, the obligation reclassified from long term debt to current debt totaled $347.8 million.

Cash Flow Information.

Summary cash flow data follows (in millions):

	Nine Months Ended September 30,
	2007	2006

Cash flows provided by (used for):
Operating activities	$296.3	$170.5
Investing activities	(195.5)	(91.5)
Financing activities	(63.6)	(45.9)

Net increase in cash and cash equivalents	37.2	33.1
Cash and cash equivalents beginning of year	79.0	31.1

Cash and cash equivalents end of period	$116.2	$64.2

During the nine months ended September 30, 2007, the consolidated cash position increased $37.2 million from December 31, 2006, primarily attributable to strong cash flows from operating activities. As compared to the nine months ended September 30, 2006, cash flow from operating activities increased $125.8 million as a result of improved operating performance and a decrease in working capital. Net investing cash outflows increased $104.0 million due to a higher level of capital expenditures for both KCS and MSLLC. Financing activity cash outflows increased $17.7 million due to the increase in debt costs and the payment of preferred dividends.

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

The following summarizes the cash capital expenditures by type (in millions):

	Nine Months Ended September 30,
	2007	2006

Track infrastructure	$119.5	$118.8
Locomotives, freight cars and other equipment	37.3	16.8
Facilities and capacity projects	31.0	4.0
Information technology	5.9	5.3
Other	19.3	6.0

Total capital expenditures	$213.0	$150.9

Other Matters.

Preferred Stock Dividends.  The Company declared a cash dividend on its 4%, noncumulative Preferred Stock, payable October 2, 2007, to stockholders of record on September 10, 2007. On July 18, 2007, the

Company declared a cash dividend on its Series C Preferred Stock and its Series D Preferred Stock for stockholders of record on August 1, 2007, payable August 15, 2007.

Employee and Labor Relations.  A negotiating process for new, major collective bargaining agreements covering all of KCSR’s union employees has been underway since the bargaining round was initiated November 1, 2004. Wages, health and welfare benefits, work rules and other issues have traditionally been addressed through industry-wide negotiations. KCSR participates as a member of the National Carrier’s Conference Committee representing the participating carriers. Long term agreement settlements have been reached during 2007 covering the majority of KCSR’s unionized work force. Negotiations are ongoing with two remaining unions representing KCSR employees. Existing agreements continue to remain in effect until new agreements are reached. Contract negotiations with the various unions generally take place over an extended period of time, and KCS rarely experiences work stoppages during negotiations.

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

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits

Exhibit No.
10.1	Settlement Agreement dated as of September 21, 2007, by and among KCS and Grupo TMM, S.A.B., TMM Logistics, S.A. de C.V., and VEX Asesores Corporativos, S.A. de C.V. (formerly José F. Serrano International Business, S.A. de C.V.) is attached to this Form 10-Q as Exhibit 10.1.
10.2	Kansas City Southern 1991 Amended and Restated Stock Option and Performance Award Plan, as amended and restated effective August 7, 2007, is attached to this Form 10-Q as Exhibit 10.2.
15.1	Letter regarding unaudited interim financial information is attached to this Form 10-Q as Exhibit 15.1.
31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.1.
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.2.
32.1	Principal Executive Officer’s Certification furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 32.1.
32.2	Principal Financial Officer’s Certification furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 32.2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on October 26, 2007.

Kansas City Southern

/s/ Patrick J. Ottensmeyer
Patrick J. Ottensmeyer
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/  Michael K. Borrows
Michael K. Borrows
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)