Form 10-K
period 2007-12-31
KANSAS CITY SOUTHERN
filed 2008-02-15
CIK 54480

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of common stock held by non-affiliates of the registrant was $2.78 billion at June 30, 2007. There were 77,122,045 shares of $.01 par common stock outstanding at February 7, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Kansas City Southern’s Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders which will be filed no later than 120 days after December 31, 2007, is incorporated by reference in Parts I and III.

KANSAS CITY SOUTHERN
2007 FORM 10-K ANNUAL REPORT

		Page

PART I
Item 1.	Business	1
Item 1A.	Risk Factors	6
Item 1B.	Unresolved Staff Comments	19
Item 2.	Properties	19
Item 3.	Legal Proceedings	21
Item 4.	Submission of Matters to a Vote of Security Holders	21
	Executive Officers of the Company	21

PART II
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	23
Item 6.	Selected Financial Data	25
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	51
Item 8.	Financial Statements and Supplementary Data	53
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	110
Item 9A.	Controls and Procedures	110
Item 9B.	Other Information	110

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	110
Item 11.	Executive Compensation	111
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	111
Item 13.	Certain Relationships and Related Transactions, and Director Independence	112
Item 14.	Principal Accountant Fees and Services	112

PART IV
Item 15.	Exhibits and Financial Statement Schedules	112
Signatures		122
Registration Rights Agreement
Indenture
Form of Restricted Shares Award Agreement
Form of Restricted Shares and Performance Shares Award Agreement
Form of Restricted Shares Award Agreement
Form of Restricted Shares Award Agreement
Amendment to 401(k) and Profit Sharing Plan
Addendum to Employment Agreement
Amendment to Amended and Restated Employment Agreement
Amendment to Annual Incentive Plan
Amendment to Security Agreement
Amendment to Employee Stock Ownership Plan
Amendment and Waiver to Credit Agreement
Participation Agreement
Equipment Lease Agreement
Employment Agreement
Addendum to Employment Agreement
Computation of Ratio of Earnings to Fixed Charges
Subsidiaries
Consent of KPMG LLP
Consent of KPMG Cardenas Dosal, S.C.
Certification of Michael R. Haverty
Certification of Patrick J. Ottensmeyer
Section 1350 Certification of Michael R. Haverty
Section 1350 Certification of Patrick J. Ottensmeyer

ii

Item 1.	Business

COMPANY OVERVIEW

Kansas City Southern, a Delaware corporation, is a holding company with domestic and international rail operations in North America that are strategically focused on the growing north/south freight corridor connecting key commercial and industrial markets in the central United States with major industrial cities in Mexico. As used herein, “KCS” or the “Company” may refer to Kansas City Southern or, as the context requires, to one or more subsidiaries of Kansas City Southern. KCS and its subsidiaries had approximately 6,485 employees on December 31, 2007. The Kansas City Southern Railway Company (“KCSR”), which was founded in 1887, is a U.S. Class I railroad. KCSR serves a ten-state region in the midwest and southeast regions of the United States and has the shortest north/south rail route between Kansas City, Missouri and several key ports along the Gulf of Mexico in Alabama, Louisiana, Mississippi, and Texas.

KCS controls and owns all of the stock of Kansas City Southern de México, S.A de C.V. (“KCSM”). KCS previously owned this stock through its wholly-owned subsidiary, Grupo KCSM, S.A. de C.V. (“Grupo KCSM”), formerly known as Grupo Transportación Ferroviaria Mexicana, S.A. de C.V., or Grupo TFM. Effective May 8, 2007, Grupo KCSM was merged into KCSM. Through its 50-year Concession from the Mexican government (“the Concession”), which will expire in 2047 unless extended, KCSM operates a key commercial corridor of the Mexican railroad system and has as its core route the most strategic portion of the shortest, most direct rail passageway between Mexico City and Laredo, Texas. KCSM serves most of Mexico’s principal industrial cities and three of its major seaports. KCSM’s rail lines provide exclusive rail access to the United States and Mexico border crossing at Nuevo Laredo, Mexico, the largest rail freight interchange point between the United States and Mexico. Under the Concession, KCSM has the right to control and operate the southern half of the rail bridge at Laredo, Texas, which spans the Rio Grande River between the United States and Mexico.

The Company wholly owns, directly and indirectly, through its wholly-owned subsidiaries, Mexrail, Inc. (“Mexrail”) which, in turn, wholly owns The Texas Mexican Railway Company (“Tex-Mex”). Tex-Mex operates a 157-mile rail line extending from Laredo, Texas to the port city of Corpus Christi, Texas, which connects the operations of KCSR with KCSM. Tex-Mex connects with KCSM at the United States/Mexico border at Laredo, Texas, and connects to KCSR through trackage rights at Beaumont, Texas. Through its ownership of Mexrail, the Company owns the northern half of the rail bridge at Laredo, Texas. Laredo is a principal international gateway through which more than half of all rail and truck traffic between the United States and Mexico crosses the border. The Company also controls the southern half of this bridge through its ownership of KCSM.

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

Panama Canal Railway Company (“PCRC)”, a joint venture company owned equally by KCS and Mi-Jack Products, Inc. (“Mi-Jack”), was awarded a concession from the Republic of Panama to reconstruct and operate the Panama Canal Railway, a 47-mile railroad located adjacent to the Panama Canal that provides international container shipping companies with a railway transportation option in lieu of the Panama Canal. The concession was awarded in 1998 for an initial term of 25 years with an automatic renewal for an additional 25 year term. The Panama Canal Railway is a north-south railroad traversing the Isthmus of Panama between the Atlantic and Pacific Oceans. PCRC’s subsidiary, Panarail Tourism Company (“Panarail”), operates and promotes commuter and tourist passenger service over the Panama Canal Railway.

Other subsidiaries and affiliates of KCS include the following:

•	Meridian Speedway, LLC (“MSLLC”), a seventy-six percent owned consolidated affiliate that owns the former KCSR rail line between Meridian, Mississippi and Shreveport, Louisiana, which is the portion of the KCSR rail line between Dallas, Texas and Meridian known as the “Meridian Speedway.” Norfolk

Southern Corporation (“NS”) through its wholly-owned subsidiary, The Alabama Great Southern Railroad Company, owns the remaining twenty-four percent of MSLLC. Ultimately KCS will own seventy percent and NS will own thirty percent of MSLLC upon the contribution of additional capital by NS to MSLLC or its subsidiaries;

•	PABTEX GP, LLC, a wholly-owned and consolidated owner of a bulk materials handling facility with deep-water access to the Gulf of Mexico at Port Arthur, Texas that stores and transfers petroleum coke from rail cars to ships, primarily for export;

•	Trans-Serve, Inc. (doing business as Superior Tie and Timber), a wholly-owned and consolidated operator of a railroad wood tie treatment facility;

•	Transfin Insurance, Ltd., a wholly-owned and consolidated captive insurance company, providing property, general liability and certain other insurance coverage to KCS and its subsidiaries and affiliates;

•	Southern Capital Corporation, LLC (“Southern Capital”), a fifty percent owned unconsolidated affiliate that leases locomotives and rail equipment; and

•	Ferrocarril y Terminal del Valle de México, S.A. de C.V. (“FTVM”), a twenty-five percent owned unconsolidated affiliate that provides railroad services as well as ancillary services in the greater Mexico City area.

MARKETS SERVED

     Chemical and petroleum.  KCS transports chemical and petroleum products via tank and hopper cars to markets in the southeast and northeast United States and throughout Mexico through interchanges with other rail carriers. Primary traffic includes plastics, petroleum, oils, petroleum coke, rubber and miscellaneous chemicals.

     Forest products and metals.  KCS’ rail lines run through the heart of the southeast United States timber-producing region. The Company believes that forest products made from trees in this
2007 Revenues Business Mix
 region are generally less expensive than those from other regions due to lower production costs. As a result, southern yellow pine products from the southeast are increasingly being used at the expense of western producers that have experienced capacity reductions because of public policy considerations. KCSR serves paper mills directly and indirectly through short-line connections.

This product category includes metals and ores such as iron, steel, zinc and copper. The majority of metals, minerals and ores mined, and steel produced in Mexico are used for domestic consumption. The volume of Mexican steel exports fluctuates based on global market prices. Higher-end finished products such as steel coils used by Mexican manufacturers in automobiles, household appliances and other consumer goods are imported through Nuevo Laredo and through the seaports served by KCS’ rail lines. United States slab steel products are used primarily in the manufacture of drill pipe for the oil industry.

Agriculture and minerals.  Agriculture products consist of grain, food and related products. Shipper demand for agriculture products is affected by competition among sources of grain and grain products, as well as price fluctuations in international markets for key commodities. In the United States, KCS’ rail lines receive and originate shipments of grain and grain products for delivery to feed mills serving the poultry industry. KCS currently serves feed mills along its rail lines throughout Arkansas, Oklahoma, Texas, Louisiana, Mississippi and Alabama. Through its marketing agreements, KCS has access to sources of corn and other grain in Iowa and other midwest states. United States export grain shipments and Mexico import grain shipments include primarily corn, wheat, and soybeans transported to Mexico via Laredo and to the Gulf of

Mexico for overseas destinations. Over the long term, export grain shipments to Mexico are expected to increase as a result of Mexico’s reliance on grain imports. Food and related products consist mainly of soybean meal, grain meal, oils, canned goods, sugar and beer. Mineral shipments consist of a variety of products including ores, clay, stone and cement.

Intermodal and automotive.  The intermodal freight business consists primarily of hauling freight containers or truck trailers on behalf of steamship lines, motor carriers, and intermodal marketing companies with rail carriers serving as long-distance haulers. KCS serves and supports the U.S. market, the Mexican market, as well as cross border traffic between the U.S. and Mexico. In light of the importance of trade between Asia and the U.S., the Company believes the port of Lázaro Cárdenas continues to become a strategically beneficial location for ocean carriers and big box retailers as current capacity increases and future capacity is developed. The Asia/U.S. commerce is handled through the port of Lázaro Cárdenas in conjunction with cross border movement on the KCS rail network. The automotive business consists primarily of moving parts to assembly plants and finished vehicles to distribution centers for market consumption in North and South America.

Coal.  KCS hauls unit trains of coal for nine electric generating plants in the central United States from the Powder River Basin in Wyoming. Coal mined in the midwest United States is transported in non-unit trains to industrial consumers such as paper mills and cement companies.

GOVERNMENT REGULATION

The Company’s United States operations are subject to federal, state and local laws and regulations generally applicable to all businesses. Rail operations are also subject to the regulatory jurisdiction of the Surface Transportation Board (“STB”) of the U.S. Department of Transportation (“DOT”), the Federal Railroad Administration of the DOT, the Occupational Safety and Health Administration (“OSHA”), as well as other federal and state regulatory agencies. The STB has jurisdiction over disputes and complaints involving certain rates, routes and services, the sale or abandonment of rail lines, applications for line extensions and construction, and consolidation or merger with, or acquisition of control of, rail common carriers. DOT and OSHA each has jurisdiction under several federal statutes over a number of safety and health aspects of rail operations, including the transportation of hazardous materials. State agencies regulate some aspects of rail operations with respect to health and safety in areas not otherwise regulated by federal law.

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

Primary regulatory jurisdiction for the Company’s Mexican operations is overseen by the Secretary of Communications and Transportation (“SCT”). The SCT establishes regulations concerning railway safety and operations, and is responsible for resolving disputes between railways and between railways and customers. In addition, KCSM must register its maximum rates with the SCT and make regular reports to the SCT on investment and traffic volumes. See Note 1 to the Consolidated Financial Statements in Item 8 of this Form 10-K “Description of the Business — The KCSM Concession.”

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

Noncompliance with applicable legal provisions may result in the imposition of fines, temporary or permanent shutdown of operations or other injunctive relief, criminal prosecution or the termination of the Concession. KCS believes that all facilities which it operates are in substantial compliance with applicable environmental laws, regulations and agency agreements. There are currently no material legal or administrative proceedings pending against the Company with respect to any environmental matters and management does not believe that continued compliance with environmental laws will have any material adverse effect on the Company’s financial condition. KCS cannot predict the effect, if any, that unidentified environmental matters or the adoption of additional or more stringent environmental laws and regulations would have on the Company’s results of operations, cash flows or financial condition.

COMPETITION

The Company competes against other railroads, many of which are much larger and have significantly greater financial and other resources. Since 1994, there has been significant consolidation among major North American rail carriers. As a result, the railroad industry is now dominated by a few very large carriers. The larger western railroads (BNSF Railway Company and Union Pacific Railroad Company), in particular, are significant competitors of KCS because of their substantial resources. The ongoing impact of past and future rail consolidation is uncertain. However, KCS believes that its investments and strategic alliances continue to competitively position the Company to attract additional rail traffic throughout its rail network.

In November 2005, Ferrocarril Mexicano, S.A. de C.V. (“Ferromex”) acquired control of and merged with Ferrocarril del Sureste, S.A. de C.V. (“Ferrosur”), creating Mexico’s largest railway. These merged operations are much larger than KCSM, and they serve most of the major ports and cities in Mexico and together own fifty percent of FTVM, which serves industries located within Mexico City. The merger between Ferromex and Ferrosur has been declared illegal by the Comisión Federal de Competencia (Mexican Antitrust Commission, or “COFECO”). Both Ferromex and Ferrosur have challenged this ruling.

The Company is subject to competition from motor carriers, barge lines and other maritime shipping, which compete across certain routes in KCS’ operating areas. In the past, truck carriers have generally eroded the railroad industry’s share of total transportation revenues. Intermodal traffic and certain other traffic face highly price sensitive competition, particularly from motor carriers. However, rail carriers, including KCS, have placed an emphasis on competing in the intermodal marketplace and working with motor carriers to provide end-to-end transportation of products.

While deregulation of U.S. freight rates has enhanced the ability of railroads to compete with each other and with alternative modes of transportation, this increased competition has generally resulted in downward pressure on freight rates. Competition with other railroads and other modes of transportation is generally based on the rates charged, the quality and reliability of the service provided and the quality of the carrier’s equipment for certain commodities.

EMPLOYEES AND LABOR RELATIONS

Labor relations in the U.S. railroad industry are subject to extensive governmental regulation under the Railway Labor Act (“RLA”). Under the RLA, national labor agreements are renegotiated on an industry-wide scale when they become open for modification, but their terms remain in effect until new agreements are reached or the Railway Labor Act’s procedures (which include mediation, cooling-off periods, and the possibility of Presidential intervention) are exhausted. Contract negotiations with the various unions generally take place over an extended period of time and the Company rarely experiences work stoppages during negotiations. Wages, health and welfare benefits, work rules and other issues have traditionally been addressed during these negotiations.

Approximately 80% of KCSR employees are covered by various collective bargaining agreements. KCSR participates in industry-wide bargaining as a member of the National Carrier’s Conference Committee. A negotiating process for new, major collective bargaining agreements covering all of KCSR’s union employees has been underway since the bargaining round was initiated on November 1, 2004. Long term settlement agreements have been reached during 2007 covering approximately 60% of KCSR’s unionized work force through January 1, 2010. The settlements have not had a material impact on the Company’s consolidated financial statements. Negotiations continue with the two remaining unions representing the remaining KCSR union employees and are expected to conclude in 2008 under similar terms to the 2007 settlements. We do not believe that the expected settlements in 2008 will have a material impact to the consolidated financial statements.

KCSM union employees are covered by one labor agreement, which was signed on June 23, 1997 between KCSM and the Sindicato de Trabajadores Ferrocarrileros de la República Mexicana (Mexican Railroad Union), for a term of 50 years, for the purpose of regulating the relationship between the parties and improving conditions for the union employees. Approximately 80% of KCSM employees are covered by this labor agreement. The compensation terms under this labor agreement are subject to renegotiation on an annual basis and all other terms are renegotiated every two years. Compensation terms and other benefits are currently being renegotiated and KCSM expects to finalize these terms during the first quarter of 2008. The union labor negotiation with the Mexican Railroad Union has not historically resulted in any strike, boycott, or other disruption in KCSM’s business operations. KCSM anticipates that the expected settlements in 2008 will not have a material impact to the consolidated financial statements.

The response to Item 101 of Regulation S-K under Part II Item 7 of this Form 10-K, and the responses under Note 1 and Note 11 to the Consolidated Financial Statements in Item 8 of this Form 10-K are incorporated by reference in partial response to this Item 1. Refer to Item 2, “Properties”, for further discussion of the Company’s business.

RAIL SECURITY

The Company and its rail subsidiaries have made a concentrated, multi-disciplinary effort since the terrorist attacks on the United States on September 11, 2001, to continue securing the Company’s assets and personnel against the risk of terrorism and other homeland security incidents. Many of the specific measures the Company utilizes for these efforts are required to be kept confidential through arrangements with government agencies, such as the Department of Homeland Security (“DHS”), or through jointly-developed and implemented strategies and plans with connecting carriers. To protect the confidentiality and sensitivity of the efforts the Company has made to safeguard against terrorism and other security incidents, the following paragraphs will provide only a general overview of some of these efforts. KCSR utilizes a security plan based on an industry-wide security plan developed by Association of American Railroads (“AAR”) members which focuses on comprehensive risk assessments in five areas — hazardous materials; train operations; critical physical assets; military traffic; and information technology and communications. The security plan is kept confidential, with access to the plan tightly limited to members of management with direct security and anti-terrorism implementation responsibilities. KCSR participates with other AAR members in periodic drills under the industry plan to test and refine its various provisions.

KCSR’s security activities range from annually mailing each employee a security awareness brochure to its ongoing development and implementation of security plans for rail facilities in areas labeled by the DHS as High Threat Urban Areas (“HTUAs”). KCSR’s other activities to bolster security against terrorism include, but are not limited to, the following:

•	Conferring regularly with other railroads’ security personnel and with industry experts on security issues;

•	Analyzing routing alternatives and other strategies to reduce the distances that certain chemicals which might be toxic if inhaled are transported;

•	Initiating a series of over 20 voluntary action items agreed to between AAR and DHS as enhancing security in the rail industry; and

•	Including periodic security training as part of the scheduled training for operating employees and managers.

In addition, the Company recently created a new leadership role titled “Director of Homeland Security” to oversee the ongoing and increasingly complex security efforts of the Company in both the United States and Mexico. The Company identified and retained an individual to fill the position who has an extensive law enforcement background, including being formerly employed as an analyst with the Federal Bureau of

Investigation (“FBI”) for the past 12 years. This member of management remains a member of the FBI’s Joint Terrorism Task Force and is a valuable asset to the Company in implementing and developing anti-terrorism and other security initiatives.

During 2008, KCSR intends to work toward implementation of DHS’s Transport Worker Identification Card program for those employees requiring unescorted access to secure areas of port facilities, and toward implementation of a contractor background check program for contractor employees having access to certain Company facilities.

AVAILABLE INFORMATION

KCS’ website (www.kcsouthern.com) provides at no cost KCS’ Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after electronic filing of these reports with the Securities and Exchange Commission. In addition, KCS’ corporate governance guidelines, ethics and legal compliance policy, and the charters of the Audit Committee, the Finance Committee, the Nominating and Corporate Governance Committee and the Compensation and Organization Committee of the Board of Directors are available on KCS’ website. These guidelines, policies and charters are available in print without charge to any stockholder requesting them. Written requests may be made to the Corporate Secretary, P.O. Box 219335, Kansas City, Missouri 64121-9335 (or if by express delivery to 427 West 12th Street, Kansas City, Missouri 64105).

Item 1A.	Risk Factors

Risks Related to an Investment in KCS’ Common Stock

The price of KCS’ common stock may fluctuate significantly, which may make it difficult for investors to resell common stock when they want to or at prices they find attractive.

The price of KCS’ common stock on the New York Stock Exchange (“NYSE”), listed under the ticker symbol “KSU”, constantly changes. The Company expects that the market price of its common stock will continue to fluctuate.

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

KCS’ ability to pay cash dividends on its common stock is currently restricted, and KCS does not anticipate paying cash dividends on its common stock in the foreseeable future.

KCS has agreed, and may agree in the future, to restrictions on its ability to pay cash dividends on its common stock. In addition, to maintain its credit ratings, the Company may be limited in its ability to pay cash dividends on its common stock so that it can maintain an appropriate level of debt. During the first quarter of 2000, the Board of Directors suspended common stock dividends. KCS does not anticipate making any cash dividend payments to its common stockholders for the foreseeable future.

Holders of the Series C Preferred Stock and Series D Preferred Stock may have special voting rights if KCS fails to pay dividends on that preferred stock over a stated number of quarters.

Because of certain restrictions in the indentures governing notes issued by KCSR, KCS did not pay dividends on its Series C Preferred Stock or Series D Preferred Stock commencing on May 15, 2006, for the first quarter of 2006, until those dividend arrearages were made up in February 2007. If dividends on the Series C Preferred Stock or Series D Preferred Stock are in arrears for six consecutive quarters (or an equivalent number of days in the aggregate, whether or not consecutive) holders of the Series C Preferred Stock or Series D Preferred Stock, as applicable, will be entitled to elect two of the authorized number of directors at the next annual stockholders’ meeting at which directors are elected and at each subsequent stockholders’ meeting until such time as all accumulated dividends are paid on the Series C Preferred Stock or Series D Preferred Stock, as applicable, or set aside for payment. In addition, KCS will not be eligible to register future offerings of securities on Form S-3 or to avail itself of the other benefits available to companies that qualify as “well-known seasoned issuers” under SEC rules if KCS fails to pay dividends on its preferred stock. If that happens it could adversely affect KCS’ ability to access capital markets, and increase the cost of accessing capital markets, until the Company again qualifies as a “well-known seasoned issuer.”

Sales of substantial amounts of KCS’ common stock in the public market could adversely affect the prevailing market price of the common stock.

As of December 31, 2007, there were 10,284,625 shares of common stock issued or reserved for issuance under the 1991 Amended and Restated Stock Option and Performance Award Plan and the Employee Stock Purchase Plan, 2,087,602 shares of common stock held by executive officers and directors outside those plans, and 20,389,113 shares of common stock reserved for issuance upon conversion of the outstanding shares of convertible preferred stock. Sales of common stock by employees upon exercise of their options, sales by executive officers and directors subject to compliance with Rule 144 under the Securities Act, and sales of common stock that may be issued upon conversion of the outstanding preferred stock, or the perception that such sales could occur, may adversely affect the market price of KCS’ common stock.

KCS has provisions in its charter, bylaws and Rights Agreement that could deter, delay or prevent a third party from acquiring a controlling interest in KCS and that could deprive an investor of an opportunity to obtain a takeover premium for shares of KCS’ common stock.

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

The Company’s domestic and international operations are subject to competition from other railroads, in particular the Union Pacific Railroad Company (“UP”) and BNSF Railway Company (“BNSF”) in the United States and Ferromex in Mexico. Many of KCS’ rail competitors are much larger and have significantly greater financial and other resources than KCS. In addition, the Company is subject to competition from truck carriers and from barge lines and other maritime shipping. Increased competition could result in downward pressure on freight rates. Competition with other railroads and other modes of transportation is generally based on the rates charged, the quality and reliability of the service provided and the quality of the carrier’s equipment for certain commodities. While KCS must build or acquire and maintain its infrastructure, truck carriers, maritime shippers and barges are able to use public rights-of-way. The trucking industry provides rate and service competition to the railroad industry. Trucking requires substantially smaller capital investment and maintenance expenditures than railroads and allows for more frequent and flexible scheduling. Continuing competitive pressures, any reduction in margins due to competitive pressures, future improvements that increase the quality of alternative modes of transportation in the locations in which the Company operates, or legislation or regulations that provide motor carriers with additional advantages, such as increased size of vehicles and reduced weight restrictions, could have a material adverse effect on results of operations, financial condition and liquidity.

A central part of KCS’ growth strategy is based upon the conversion of truck traffic to rail. There can be no assurance the Company will have the ability to convert traffic from truck to rail transport or that the customers already converted will be retained. If the railroad industry in general, and the Mexican operations in particular, are unable to preserve their competitive advantages vis-à-vis the trucking industry, projected revenue growth from the Mexican operations could be adversely affected. Additionally, the revenue growth attributable to the Mexican operations could be affected by, among other factors, KCS’ inability to grow its existing customer base and capture additional cargo transport market share because of competition from the shipping industry and other railroads.

The North American Free Trade Agreement (“NAFTA”) called for Mexican trucks to have unrestricted access to highways in United States border states by 1995 and full access to all United States highways by January 2000. However, the United States did not follow that timetable because of concerns over Mexico’s trucking safety standards. In February 2001, a NAFTA tribunal ruled in arbitration between the United States and Mexico that the United States must allow Mexican trucks to cross the border and operate on United States highways. On March 14, 2002, as part of its agreement under NAFTA, the U.S. Department of Transportation issued safety rules that allow Mexican truckers to apply for operating authority to transport goods beyond the 20-mile commercial zones along the United States-Mexico border. These safety rules require Mexican motor carriers seeking to operate in the United States to, among other things, pass safety inspections, obtain valid insurance with a United States registered insurance company, conduct alcohol and drug testing for drivers and obtain a U.S. Department of Transportation identification number. Under the rules issued by the U.S. Department of Transportation, it was expected that the border would have been opened to Mexican motor carriers in 2002. However, in January 2003, in response to a lawsuit filed in May 2002 by a coalition of environmental, consumer and labor groups, the U.S. Court of Appeals for the Ninth Circuit issued a ruling which held that the rules issued by the U.S. Department of Transportation violated federal environmental laws because the Department of Transportation failed to adequately review the impact on United States air quality of rules allowing Mexican carriers to transport beyond the 20-mile commercial zones along the United States-Mexico border. The Court of Appeals ruling required the Department of Transportation to provide an Environmental Impact Statement on the Mexican truck plan and to certify compliance with the United States Clean Air Act. The Department of Transportation requested the United States Supreme Court to review the Court of Appeals ruling and, on December 15, 2003, the Supreme Court granted the Department of Transportation’s request. On June 7, 2004, the Supreme Court unanimously overturned the Court of Appeals ruling. The Department of Transportation is in the midst of a pilot program which commenced in early 2007 granting a limited number of Mexican trucking companies the right to operate on international movements between the United States and Mexico and to pick up or deliver outside of the border commercial zone. There can be no assurance that truck transport between Mexico and the United States will not increase substantially in the future. Any such increase in truck traffic could affect KCS’ ability to continue converting traffic to rail from truck transport because it may result in an expansion in the availability, or an improvement in the quality, of the trucking services offered by Mexican carriers.

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

Ferromex, the operator of the largest railway system in Mexico, is in close proximity to KCSM’s rail lines. KCSM has experienced and continues to experience competition from Ferromex with respect to the transport of a variety of products. The rail lines operated by Ferromex run from Guadalajara and Mexico City to four United States border crossings west of the Nuevo Laredo-Laredo crossing, providing an alternative to KCSM’s routes for the transport of freight from those cities to the United States border. In addition, Ferromex directly competes with KCSM in some areas of its service territory, including Tampico, Saltillo, Monterrey, and Mexico City. Ferrosur competes directly with KCSM for traffic to and from southeastern Mexico. Ferrosur, like KCSM, also services Mexico City and Puebla.

In November 2005, Grupo México, the controlling shareholder of Ferromex, acquired all of the shares of Ferrosur. The common control of Ferromex and Ferrosur would give Grupo México control over a nationwide railway system in Mexico and ownership of 50% of the shares of FTVM. The merger between Ferromex and Ferrosur has been declared illegal by the Mexican Antitrust Commission. Both Ferromex and Ferrosur have challenged this ruling. There can be no assurance as to whether Grupo México will be successful in challenging this ruling. If Grupo México is successful in its appeal, KCSM’s competitive position may be materially harmed.

On August 3, 2006, COFECO announced an investigation into possible antitrust practices in the provision of rail cargo services. The targets of that investigation have not been identified, and while KCSM may be required to provide information in connection with the investigation, the Company does not believe KCSM’s operations are the subject of the inquiry, however there can be no assurance KCSM is not or will not become a subject of the inquiry.

Rate reductions by competitors could make KCS’ freight services less competitive and KCS cannot assure that it would always be able to match these rate reductions. In recent years, KCS has experienced aggressive price competition from Ferromex in freight rates for agriculture products, which has adversely affected results of operations. KCS’ ability to respond to competitive pressures by decreasing rates without adversely affecting gross margins and operating results will depend on, among other things, the ability to reduce operating costs. KCS’ failure to respond to competitive pressures, and particularly rate competition, in a timely manner could have a material adverse effect on the Company’s results of operation and financial condition.

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

Operation of KCS’ rail network and its plans for growth and expansion rely significantly on agreements with other railroads and third parties, including joint ventures and other strategic alliances. KCS’ operations are dependent on interchange, trackage rights, haulage rights and marketing agreements with other railroads and third parties that enable KCS to exchange traffic and utilize trackage the Company does not own. KCS’ ability to provide comprehensive rail service to its customers depends in large part upon its ability to maintain these agreements with other railroads and third parties. The termination of, or the failure to renew, these agreements could adversely affect KCS’ business, financial condition and results of operations. KCS is also dependent in part upon the financial health and efficient performance of other railroads. For example, some of KCSR’s traffic moves over the UP’s lines via trackage rights, a significant portion of KCSR’s grain shipments originate with another rail carrier pursuant to marketing agreements with that carrier, and BNSF is KCS’ largest partner in the interchange of rail traffic. There can be no assurance that KCS will not be materially adversely affected by operational or financial difficulties of other railroads.

Pursuant to the Concession, KCSM is required to grant rights to Ferromex, Ferrosur, and FTVM to use portions of KCSM’s tracks. Applicable law stipulates that Ferromex, Ferrosur and FTVM are required to grant to KCSM rights to use portions of their tracks. KCSM’s Concession classifies trackage rights as short trackage rights and long-distance trackage rights. Although all of these trackage rights have been granted under the Concession, no railroad has actually operated under the long-distance trackage rights because the means of setting rates for usage and often related terms of usage have not been agreed upon. Under the Mexican Railroad Services Law and regulations, the rates KCSM may charge for the right to use its tracks must be agreed upon in writing between KCSM and the party to which those rights are granted. However, if KCSM cannot reach an agreement on rates with rail carriers entitled to trackage rights on KCSM’s rail lines, the SCT is entitled to set the rates in accordance with Mexican law and regulation, which rates may not adequately compensate KCSM. KCSM has not been able to reach an agreement with Ferromex regarding the rates to be charged for trackage rights, interline services and haulage rights. KCSM and Ferromex are involved in judicial, civil and commercial litigation and administrative proceedings over the amounts payable to each other for interline services, haulage and trackage rights. Some of those disputes continue under litigation and therefore are pending final resolution. Any resolution of such procedures adverse to KCSM could have a negative impact on its business and operations. In March 2002, the SCT issued a ruling setting the rates for trackage and haulage rights. In August 2002, the SCT issued a ruling setting the rates for interline and terminal services. KCSM and Ferromex appealed both rulings. Following trial and appellate court decisions, the Mexican Supreme Court in February 2006, in a ruling from the bench, sustained KCSM’s appeal of the SCT’s trackage and haulage rights ruling, vacating the SCT ruling and ordering the SCT to issue a new ruling consistent with the Court’s decision. KCSM has not yet received the written opinion of the Mexican Supreme Court decision, nor has the Mexican Supreme Court decided the interline and terminal services appeal. In October 2006, KCSM was served with a claim by Ferromex, in which Ferromex asked for information concerning the interline traffic between KCSM and Ferromex, from January 2002 to December 2004. The 29th Civil Court issued an order directing KCSM to allow Ferromex to review certain account logs. KCSM appealed such order to the 1st Civil District Court and is awaiting a decision. KCSM expects this litigation to continue over the next few years. The Company believes that, based on its assessment of the facts in this case, there will be no material impact to the consolidated financial statements.

KCSM and Ferromex are parties to various civil cases involving disputes over the application and proper interpretation of the mandatory trackage rights. In August 2002, the SCT issued rulings determining Ferromex’s trackage rights in Monterrey, Nuevo León. KCSM and Ferromex both appealed the SCT’s rulings. At the Mexican Administrative Federal Court level, KCSM obtained what it believed were favorable rulings in April 2005. Ferromex appealed these rulings and the case was returned to the Mexican Administrative Federal Court. The Mexican Administrative Federal Court issued a ruling on June 11, 2007, which was served on

KCSM on August 8, 2007. In the ruling, the Mexican Administrative Federal Court reversed the earlier favorable ruling and decided that Ferromex could use certain auxiliary tracks awarded to KCSM in its Concession. KCSM appealed this ruling at the beginning of September 2007, arguing that the Mexican Administrative Federal Court wrongly failed to consider the earlier favorable decision in making its revised ruling and also failed to consider the length and limits of the trackage rights included in KCSM’s Concession Title. The Company believes that based on its assessment of the facts in this case, there will be no material impact to the consolidated financial statements.

KCS’ debt capitalization ratio (total debt as a percentage of total debt plus equity) is 50.4%. KCS’ leverage could adversely affect its ability to fulfill obligations under various debt instruments and operate its business.

KCS’ level of debt could make it more difficult for it to borrow money in the future, may reduce the amount of money available to finance operations and other business activities, exposes the Company to the risk of increased interest rates, makes it more vulnerable to general economic downturns and adverse industry conditions, and could reduce flexibility in planning for, or responding to, changing business and economic conditions. KCS’ failure to comply with the financial and other restrictive covenants in its debt instruments, which, among other things, require KCS to maintain specified financial ratios and limit its ability to incur debt and sell assets, could result in an event of default that, if not cured or waived, could have a material adverse effect on the Company’s business or prospects. If the Company does not have enough cash to service its debt, meet other obligations and fund other liquidity needs, KCS may be required to take actions such as requesting a waiver from lenders, reducing or delaying capital expenditures, selling assets, restructuring or refinancing all or part of the existing debt, or seeking additional equity capital. KCS cannot assure that any of these remedies can be affected on commercially reasonable terms or at all. In addition, the terms of existing or future debt agreements may restrict the Company from adopting some of these alternatives.

The indebtedness of KCSM exposes it to risks of exchange rate fluctuations because any devaluation of the peso would cause the cost of KCSM’s dollar-denominated debt to increase and could place the Company at a competitive disadvantage in Mexico, compared to Mexican competitors that have less debt and greater operating and financing flexibility than KCSM does.

KCS’ business is capital intensive.

The Company’s business is capital intensive and requires substantial ongoing expenditures for, among other things, additions and improvements to roadway, structures and technology, acquisitions, and maintenance and repair of equipment and the rail system. KCS’ failure to make necessary capital expenditures to maintain its operations could impair its ability to serve existing customers or accommodate increases in traffic volumes.

KCS has funded, and expects to continue to fund, capital expenditures with funds from operating cash flows, equipment leases, debt financing and, to a lesser extent, vendor financing. KCS may not be able to generate sufficient cash flows from its operations or obtain sufficient funds from external sources to fund capital expenditure requirements. Even if financing is available, it may not be obtainable on acceptable terms and within the limitations contained in the indentures and other agreements relating to KCS’ debt.

KCSM’s Concession from the Mexican government requires KCSM to make investments and undertake capital projects. If KCSM fails to make such capital investments, KCSM’s business plan commitments with the Mexican government may be at risk, requiring KCSM to seek waivers of its business plan. There is no assurance that such waivers, if requested, would be granted by the SCT. KCSM may defer capital expenditures under its business plan with the permission of the SCT. However, the SCT might not grant this permission, and any failure by KCSM to comply with the capital investment commitments in its business plan could result in sanctions imposed by the SCT, and could result in revocation of the Concession if sanctions are imposed on five distinct occasions. The Company cannot assure that the Mexican government would grant any such permission or waiver. If such permission or waiver is not obtained in any instance and KCSM is sanctioned, its Concession might be at risk of revocation, which would materially adversely affect KCS’ financial condition and results of operations. See “KCSM’s Mexican Concession is subject to revocation or termination in certain circumstances” below.

KCS’ business may be adversely affected by changes in general economic, weather or other conditions.

KCS’ operations may be adversely affected by changes in the economic conditions of the industries and geographic areas that produce and consume the freight that KCS transports. The relative strength or weakness of the United States and Mexican economies affect the businesses served by KCS. PCRC and Panarail are directly affected by the Panamanian local economy and trans-Pacific trade flows. KCS’ investments in Mexico and Panama expose the Company to risks associated with operating in Mexico and Panama, including, among others, cultural differences, varying labor, regulatory and operating practices, political risk and differences between the United States, Mexican and Panamanian economies. Historically, a stronger economy has resulted in improved results for KCS’ rail transportation operations. Conversely, when the economy has slowed, results have been less favorable. If an economic slowdown or recession occurs in key markets, the volume of rail shipments is likely to be reduced, which could have a material adverse effect on our business and financial condition.

The Company’s operations may also be affected by natural disasters or adverse weather conditions. The Company operates in and along the Gulf Coast of the United States, and its facilities may be adversely affected by hurricanes, floods and other extreme weather conditions. For example, hurricanes have adversely affected some of the Company’s shippers located along the Gulf Coast and caused interruptions in the flow of traffic within the southern United States and between the United States and Mexico. As another example, a weak harvest in the midwest may substantially reduce the volume of business handled for agricultural products customers. Many of the goods and commodities transported experience cyclical demand. KCS’ results of operations can be expected to reflect this cyclical demand because of the significant fixed costs inherent in railroad operations. Significant reductions in the volume of rail shipments due to economic, weather, or other conditions could have a material adverse effect on KCS’ business, financial condition, results of operations, and cash flows.

The transportation industry is highly cyclical, generally tracking the cycles of the world economy. Although transportation markets are affected by general economic conditions, there are numerous specific factors within each particular market segment that may influence operating results. Some of KCS’ customers do business in industries that are highly cyclical, including the oil and gas, automotive, housing and agriculture industries. Any downturn in these industries could have a material adverse effect on operating results. Also, some of the products transported have had a historical pattern of price cyclicality which has typically been influenced by the general economic environment and by industry capacity and demand. For example, global steel and petrochemical prices have decreased in the past. KCS cannot assure that prices and demand for these products will not decline in the future, adversely affecting those industries and, in turn, the Company’s financial condition or results.

KCS’ business is subject to regulation by international, federal, state and local regulatory agencies. KCS’ failure to comply with these regulations could have a material adverse effect on its operations.

KCS is subject to governmental regulation by international, federal, state and local regulatory agencies with respect to its railroad operations, as well as a variety of health, safety, labor, environmental, and other matters. Government regulation of the railroad industry is a significant determinant of the competitiveness and profitability of railroads. KCS’ failure to comply with applicable laws and regulations could have a material adverse effect on operations, including limitations on operating activities until compliance with applicable requirements is achieved. These government agencies may change the legislative or regulatory framework within which the Company operates without providing any recourse for any adverse effects on its business that occur as a result of such change. Additionally, some of the regulations require KCS to obtain and maintain various licenses, permits and other authorizations. Any failure to maintain these licenses, permits, and other authorizations could adversely affect our business.

KCS’ business is subject to environmental, health, and safety laws and regulations that could require KCS to incur material costs or liabilities relating to environmental, health, or safety compliance or remediation.

KCS’ operations are subject to extensive international, federal, state and local environmental, health, and safety laws and regulations concerning, among other things, emissions to the air, discharges to waters, the handling, storage, transportation and disposal of waste and other materials, the cleanup of hazardous material or petroleum releases, decommissioning of underground storage tanks and noise pollution. Violations of these laws and regulations can result in substantial penalties, permit revocations, facility shutdowns and other civil and criminal sanctions. From time to time, certain KCS facilities have not been in compliance with environmental, health and safety laws and regulations and there can be no assurance that KCS will always be in compliance with such laws and regulations in the future. The Company incurs, and expects to continue to incur, environmental compliance costs, including, in particular, costs necessary to maintain compliance with requirements governing chemical and hazardous material shipping operations, refueling operations and repair facilities. New laws and regulations, stricter enforcement of existing requirements, new spills, releases or violations or the discovery of previously unknown contamination could require KCS to incur costs or subject KCS to liabilities that could have a material adverse effect on KCS’ business, results of operations, financial condition, and cash flows.

In the operation of a railroad, it is possible that derailments, explosions, or other accidents may occur that could cause harm to the environment or to human life or health. As a result, KCS may incur costs in the future, which may be material, to address any such harm, including costs relating to the performance of clean-ups, natural resources damages and compensatory or punitive damages for harm to property or individuals.

The U.S. Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”) and similar state laws (known as “Superfund laws”) impose liability for the cost of remedial or removal actions, natural resources damages and related costs at certain sites identified as posing a threat to the environment or public health. CERCLA imposes joint, strict and several liabilities on the owners and operators of facilities in which hazardous waste and other hazardous substances are deposited or from which they are released or are likely to be released into the environment. Liability may be imposed, without regard to fault or the legality of the activity, on certain classes of persons, including the current and certain prior owners or operators of a site where hazardous substances have been released and persons that arranged for the disposal or treatment of hazardous substances. In addition, other potentially responsible parties, adjacent landowners or other third parties may initiate cost recovery actions or toxic tort litigation against sites subject to CERCLA or similar state laws. Given the nature of its business, KCS presently has environmental investigation and remediation obligations at certain sites, including a former foundry site in Alexandria, Louisiana, and will likely incur such obligations at additional sites in the future. Liabilities accrued for environmental costs represent the Company’s best estimate of the probable future obligation for the remediation and settlement of these sites. Although the recorded liability is the best estimate of all probable costs, clean-up costs cannot be predicted with absolute certainty, and may exceed such estimates, due to various factors such as evolving environmental laws and regulations, changes in technology, the extent of other parties’ participation, developments in environmental surveys and studies, and the extent of corrective action that may ultimately be required.

The Mexican operations are subject to Mexican federal and state laws and regulations relating to the protection of the environment. The primary environmental law in Mexico is the General Law of Ecological Balance and Environmental Protection (the “Ecological Law”). The Mexican federal agency in charge of overseeing compliance with and enforcement of the Ecological Law is the Ministry of Environmental Protection and Natural Resources (“Semarnat”). The regulations issued under the Ecological Law and technical environmental requirements issued by Semarnat have promulgated standards for, among other things, water discharge, water supply, emissions, noise pollution, hazardous substances and transportation and handling of hazardous and solid waste. As part of its enforcement powers, Semarnat is empowered to bring administrative and criminal proceedings and impose economic sanctions against companies that violate environmental laws and temporarily, or even permanently, close non-complying facilities. KCSM is also subject to the laws of various jurisdictions and international conferences with respect to the discharge of materials into the environment and to environmental laws and regulations issued by the governments of each of the Mexican states in which KCSM’s facilities are located. The terms of KCSM’s Concession from the Mexican government also impose environmental compliance obligations on KCSM. The Company cannot predict the effect, if any, that unidentified environmental matters or the adoption of additional or more stringent environmental laws and regulations would have on KCSM’s results of operations, cash flows or financial condition. Failure to comply with any such environmental laws or regulations may result in the termination of KCSM’s Concession or in fines or penalties that may affect profitability.

KCSR has been named as a defendant in several putative class action lawsuits that may divert management’s attention from the Company’s business, cause the Company to incur substantial expenses, and in the event of an adverse result expose the Company to significant damages and penalties.

As described in Note 11 to the Consolidated Financial Statements in Item 8 of this Form 10-K, as of December 31, 2007, KCSR has been included along with several other major U.S. railroads in 28 putative class actions alleging that the individual railroads conspired to fix fuel surcharges in violation of U.S. antitrust laws. While the Company believes these price fixing allegations have no merit and intends to vigorously defend these claims, no assurance can be given regarding the outcomes of these lawsuits. These and related matters have required, and will continue to require, the Company to incur substantial expenses for legal and other professional services. If the Company is found liable in these proceedings, it could be required to pay damages (possibly including treble damages) and penalties and might face additional remedies that could harm its financial condition and operating results.

KCS’ business is vulnerable to rising fuel costs and disruptions in fuel supplies. Any significant increase in the cost of fuel that is not adequately covered by fuel surcharges, or severe disruption of fuel supplies, would have a material adverse effect on KCS’ business, results of operations and financial condition.

KCS incurs substantial fuel costs in its railroad operations and these costs represent a significant portion of its transportation expenses. Significant price increases for fuel may have a material adverse effect on operating results. Fuel expense increased from 19% of consolidated operating costs during 2006 to 20% of consolidated operating costs during 2007. KCS has been able to pass the majority of these fuel cost increases on to customers in the form of fuel surcharges applied either in the form of an increase in the freight rate or direct customer billings. If KCS is unable to recapture its costs of fuel from its customers, operating results could be materially adversely affected.

Fuel costs are affected by traffic levels, efficiency of operations and equipment, and petroleum market conditions. The supply and cost of fuel are subject to market conditions and are influenced by numerous factors beyond the Company’s control, including general economic conditions, world markets, government programs and regulations, and competition. In addition, instability in the Middle East and interruptions in domestic production and refining due to hurricane damage may result in an increase in fuel prices. Fuel prices and supplies could also be affected by any limitation in the fuel supply, any interruptions in refining operations or by any imposition of mandatory allocation or rationing regulations. In the event of a severe disruption of fuel supplies resulting from supply shortages, political unrest, a disruption of oil imports, weather events, war, or otherwise, the resulting impact on fuel prices could materially adversely affect KCS’ operating results, financial condition, and cash flows.

KCS currently meets, and expects to continue to meet, fuel requirements for its Mexican operations almost exclusively through purchases at market prices from PEMEX Refinanción (“PEMEX”), the national oil company of Mexico, a government-owned entity exclusively responsible for the distribution and sale of diesel fuel in Mexico. KCSM is party to a fuel supply contract with PEMEX of indefinite duration. Either party may terminate the contract upon 30 days written notice to the other at any time. If the fuel contract is terminated and KCSM is unable to acquire diesel fuel from alternate sources on acceptable terms, the Mexican operations could be materially adversely affected.

The loss of key personnel could negatively affect business.

KCS’ success substantially depends on its ability to attract and retain key members of the senior management team and the principals of its foreign subsidiaries. Recruiting, motivating, and retaining qualified management personnel, particularly those with expertise in the railroad industry, are vital to operations and success. There is substantial competition for qualified management personnel and there can be no assurance that KCS will always be able to attract or retain qualified personnel. Employment agreements with senior management are terminable at any time by either party. If KCS loses one or more of these key executives or principals, its ability to successfully implement its business plans and the value of its common stock could be materially adversely affected.

A majority of KCS’ employees belong to labor unions. Strikes or work stoppages could adversely affect operations.

The Company is a party to collective bargaining agreements with various labor unions in the United States and Mexico. As of December 31, 2007, approximately 80% of KCSR employees and approximately 80% of KCSM employees were covered by labor contracts subject to collective bargaining. The Company may be subject to, among other things, strikes, work stoppages or work slowdowns as a result of disputes under these collective bargaining agreements and labor contracts or KCS’ potential inability to negotiate acceptable contracts with these unions. In the United States, because such agreements are generally negotiated on an industry-wide basis, determination of the terms and conditions of labor agreements have been and could continue to be beyond KCS’ control. KCS may, therefore, be subject to terms and conditions in industry-wide labor agreements that could have a material adverse affect on its results of operations, financial position and cash flows. If the unionized workers in the United States or Mexico were to engage in a strike, work stoppage or other slowdown, if other employees were to become unionized, or if the terms and conditions in future labor agreements were renegotiated, KCS could experience a significant disruption of its operations and higher ongoing labor costs. Although the U.S. Railway Labor Act imposes restrictions on the right of United States railway workers to strike, there is no law in Mexico imposing similar restrictions on the right of railway workers in that country to strike.

KCS faces possible catastrophic loss and liability and its insurance may not be sufficient to cover its damages or damages to others.

The operation of any railroad carries with it an inherent risk of catastrophe, mechanical failure, collision, and property loss. In the course of KCS’ operations, spills or other environmental mishaps, cargo loss or damage, business interruption due to political developments, as well as labor disputes, strikes and adverse weather conditions, could result in a loss of revenues or increased liabilities and costs. Collisions, environmental mishaps, or other accidents can cause serious bodily injury, death, and extensive property damage, particularly when such accidents occur in heavily populated areas. Additionally, KCS’ operations may be affected from time to time by natural disasters such as earthquakes, volcanoes, floods, hurricanes or other storms. The occurrence of a major natural disaster could have a material adverse effect on KCS’ operations and financial condition. The Company maintains insurance that is consistent with industry practice against the accident-related risks involved in the conduct of its business and business interruption due to natural disaster. However, this insurance is subject to a number of limitations on coverage, depending on the nature of the risk insured against. This insurance may not be sufficient to cover KCS’ damages or damages to others and this insurance may not continue to be available at commercially reasonable rates. Even with insurance, if any catastrophic interruption of service occurs, KCS may not be able to restore service without a significant interruption to operations which could have an adverse effect on KCS’ financial condition.

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

KCSM’s Mexican Concession is subject to revocation or termination in certain circumstances which would prevent KCSM from operating its railroad and would have a material adverse effect on the Company’s business and financial condition.

KCSM operates under a 50-year Concession granted by the Mexican government. The Concession gives KCSM exclusive rights to provide freight transportation services over its rail lines for 30 years of the 50-year Concession, subject to certain trackage and haulage rights granted to other concessionaires. The SCT is principally responsible for regulating railroad services in Mexico. The SCT has broad powers to monitor KCSM’s compliance with the Concession and it can require KCSM to supply it with any technical, administrative and financial information it requests. Among other obligations, KCSM must comply with the investment commitments established in its business plan, which forms an integral part of the Concession, and must update the plan every five years. The SCT treats KCSM’s business plans confidentially. The SCT also monitors KCSM’s compliance with efficiency and safety standards established in the Concession. The SCT reviews, and may amend, these standards every five years.

The Mexican Railroad Services Law and regulations provide the Mexican government certain rights in its relationship with KCSM under the Concession, including the right to take over the management of KCSM and its railroad in certain extraordinary cases, such as imminent danger to national security. In the past, the Mexican government has used such power with respect to other privatized industries, including the telecommunications industry, to ensure continued service during labor disputes. In addition, under the Concession and the Mexican Railroad Services Law and regulations, the SCT, in consultation with the Mexican Antitrust Commission, reserves the right to set tariffs if it determines that effective competition does not exist in the Mexican railroad industry. The Mexican Antitrust Commission, however, has not published guidelines regarding the factors that constitute a lack of competition. It is therefore unclear under what particular circumstances the Mexican Antitrust Commission would deem a lack of competition to exist. If the SCT intervenes and sets tariffs, the rates it sets may be too low to allow KCSM to operate profitably.

The Concession is renewable for up to 50 years, subject to certain conditions. The SCT may revoke the Concession if KCSM is sanctioned on three distinct occasions if KCSM unjustly interrupts the operation of its rail lines or if KCSM charges tariffs higher than the tariffs it has registered with the SCT. In addition, the SCT may revoke the Concession if, among other things, KCSM is sanctioned on five distinct occasions because KCSM restricts the ability of other Mexican rail operators to use its rail lines; KCSM fails to make payments for damages caused during the performance of services; KCSM fails to comply with any term or condition of the Mexican railroad services law and regulations or the Concession; KCSM fails to make the capital investments required under its five-year business plan filed with the SCT; or KCSM fails to maintain an obligations compliance bond and insurance coverage as specified in the Mexican railroad services law and regulations. In addition, the Concession would revoke automatically if KCSM changes its nationality or assigns or creates any lien on the Concession, or if there is a change in control of KCSM, without the SCT’s approval. The SCT may also terminate the Concession as a result of KCSM’s surrender of its rights under the Concession, or for reasons of public interest or upon KCSM’s liquidation or bankruptcy. Revocation or termination of the Concession would prevent KCSM from operating its railroad and would materially adversely affect the Mexican operations and the ability to make payments on KCSM’s debt. If the Concession is terminated or revoked by the SCT for any reason, KCSM would receive no compensation and its interest in its rail lines and all other fixtures covered by the Concession, as well as all improvements made by it, would revert to the Mexican government.

In April 2006, the SCT initiated a proceeding against KCSM, claiming that KCSM had failed to make certain minimum capital investments projected for 2004 and 2005 under its five-year business plan filed with the SCT prior to its acquisition by KCS. KCSM believes it made capital expenditures exceeding the required amounts. KCSM responded to the SCT by providing evidence in support of its investments and explaining why it believes sanctions are not appropriate. In May 2007, the Company was served with an SCT resolution regarding the sanction proceeding for 2004. In June 2007, KCSM was served with an SCT notification that KCSM failed to make minimum capital investments for 2004 and 2005. The SCT imposed a fine in the amount of Ps.46,800. On August 16, 2007, KCSM filed a nullity claim against the 2004 investment plan resolution issued by the SCT, and on August 20, 2007, filed a nullity claim against the 2005 plan resolution, both before the Mexican Administrative Federal Court. If necessary, KCSM will have the right to appeal any adverse ruling by the Mexican Administrative Federal Court before the Mexican Federal Magistrates Tribunal. KCSM believes that even if the threatened sanctions become effective, there will be no material adverse effect on the operations of KCSM. However, if these proceedings are conclusively ruled adversely against KCSM and sanctions are imposed, KCSM could be subject to possible future revocation of its Concession if the SCT imposes sanctions on five distinct occasions for the same failure over the remaining term of the Concession.

Under the Concession, KCSM has the right to operate its rail lines, but it does not own the land, roadway or associated structures. If the Mexican government legally terminates the Concession, it would own, control, and manage such public domain assets used in the operation of KCSM’s rail lines. All other property not covered by the Concession, including all locomotives and railcars otherwise acquired, will remain KCSM’s property. The Mexican government will have the right to cause the Company to lease all service-related assets to it for a term of at least one year, automatically renewable for additional one-year terms up to five years. The Mexican government must exercise this right within four months after revocation of the Concession. In addition, the Mexican government will also have a right of first refusal with respect to certain transfers by KCSM of railroad equipment within 90 days after revocation of the Concession.

The Mexican government may also temporarily seize control of KCSM’s rail lines and its assets in the event of a natural disaster, war, significant public disturbance or imminent danger to the domestic peace or economy. In such a case, the SCT may restrict KCSM’s ability to exploit the Concession in such manner as the SCT deems necessary under the circumstances, but only for the duration of any of the foregoing events. Mexican law requires that the Mexican government pay compensation if it effects a statutory appropriation for reasons of the public interest. With respect to a temporary seizure due to any cause other than international war, the Mexican Railroad Services Law and regulations provide that the Mexican government will indemnify an affected concessionaire for an amount equal to damages caused and losses suffered. However, these payments may not be sufficient to compensate KCSM for its losses and may not be timely made.

KCS’ ownership of KCSM and operations in Mexico subject it to economic and political risks.

The Mexican government has exercised, and continues to exercise, significant influence over the Mexican economy. Accordingly, Mexican governmental actions concerning the economy and state-owned enterprises could have a significant impact on Mexican private sector entities in general and on KCSM’s Mexican operations in particular. The national elections held on July 2, 2000, ended 71 years of rule by the Institutional Revolutionary Party and resulted in the increased representation of opposition parties in the Mexican Congress and in mayoral and gubernatorial positions. In 2006 the presidential and federal congressional elections in Mexico were held and after a close presidential race Felipe Calderón was elected Mexico’s president. Calderón is from the same political party as his predecessor, Vicente Fox. Although there have not yet been any material adverse repercussions resulting from this political change, multiparty rule is still relatively new in Mexico and changes in laws, president, public policies and government programs could result in economic or political conditions that could materially and adversely affect the Mexican operations. KCS cannot predict the impact that this new political landscape will have on the Mexican economy. Furthermore, KCSM’s financial condition, results of operations and prospects may be affected by currency fluctuations, inflation, interest rates, regulation, taxation, social instability and other political, social and economic developments in or affecting Mexico.

Mexican national politicians are currently focused on certain regional political and social tension, and reforms regarding fiscal and labor policies, gas, electricity, social security, and oil have not been and may not be approved. The social and political situation in Mexico could adversely affect the Mexican economy, which in turn could have a material adverse effect on KCS’ business, financial condition, and results of operation.

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

Downturns in the United States economy or in trade between the United States and Asia or Mexico and fluctuations in the peso-dollar exchange rate would likely have adverse effects on KCS’ business and results of operations.

The level and timing of KCS’ Mexican business activity is heavily dependent upon the level of United States-Mexican trade and the effects of NAFTA on such trade. The Mexican operations depend on the United States and Mexican markets for the products KCSM transports, the relative position of Mexico and the United States in these markets at any given time, and tariffs or other barriers to trade. Downturns in the United States or Mexican economy or in trade between the United States and Mexico would likely have adverse effects on KCS’ business results of operations and our ability to meet debt service obligations. In addition, KCS has invested significant amounts in developing its intermodal operations at the port of Lázaro Cárdenas, in part to provide Asian importers with an alternative to West Coast ports, and the level of intermodal traffic depends, to an extent, on the volume of Asian shipments routed through Lázaro Cárdenas. Reduction in trading volumes between KCS and its Asian trading partners, which may be caused by factors beyond KCS’ control, including increased government regulations in light of recent concerns regarding the safety and quality of Asian-manufactured products, may adversely affect KCS’ business and results of operations.

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

Mexico has a history of high levels of inflation and may experience high inflation in the future. During most of the 1980s and during the mid and late 1990s, Mexico experienced periods of high levels of inflation. The annual rates of inflation for the last three years, as measured by changes in the National Consumer Price Index, as provided by Banco de Mexico, were 3.8% in 2007, 4.0% in 2006, and 3.3% in 2005. A substantial increase in the Mexican inflation rate would have the effect of increasing some of KCSM’s costs, which could adversely affect its results of operations and financial condition. High levels of inflation may also affect the balance of trade between Mexico and the United States, and other countries, which could adversely affect KCSM’s results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Property information is provided for each of KCS’ two business segments, the United States (“U.S.”) and Mexico.

U.S. Segment.

Certain KCSR property statistics follow at December 31:

	2007	2006	2005

Route miles — main and branch line	3,184	3,205	3,226
Total track miles	4,432	4,446	4,372
Miles of welded rail in service	2,346	2,321	2,320
Main line welded rail percent	74%	72%	72%
Cross ties replaced	477,750	427,590	340,033

KCSR and Mexrail’s fleet of locomotives and rolling stock consisted of the following at December 31:

	2007		2006		2005
	Leased	Owned	Leased	Owned	Leased	Owned

Locomotives	312	341	272	348	331	315

Rolling stock:
Box cars	4,898	1,312	5,386	1,356	5,401	1,323
Gondolas	652	146	1,037	176	1,093	185
Covered hoppers	3,695	608	4,222	743	4,323	989
Flat cars (intermodal and other)	1,884	342	1,985	388	844	531
Auto racks	198	—	198	—	198	—
Tank cars	24	24	24	30	24	28
Other	150	3	—	3	—	—

Total	11,501	2,435	12,852	2,696	11,883	3,056

Average age (in years):	2007	2006	2005

Road locomotives	22.6	22.9	25.2
All locomotives	23.3	23.9	26.1

KCSR, in support of its transportation operations, owns and operates repair shops, depots and office buildings along its right-of-way. A major facility, the Deramus Yard, is located in Shreveport, Louisiana and includes a general office building, locomotive repair shop, car repair shops, customer service center, material warehouses and fueling facilities totaling 227,000 square feet. Other facilities owned by KCSR include a 21,000 square foot freight car repair shop in Kansas City, Missouri and 15,000 square feet of office space in Baton Rouge, Louisiana. A locomotive repair facility in Kansas City is owned and operated by General Electric Company (“GE”) and is used to maintain and repair locomotives that were manufactured by GE and are leased and owned by KCSR.

KCSR owns 16.6% of the Kansas City Terminal Railway Company, which owns and operates 80 miles of track, and operates an additional eight miles of track under trackage rights in greater Kansas City, Missouri. KCSR also leases, for operating purposes, certain short sections of trackage owned by various other railroad companies and jointly owns certain other facilities with these railroads.

Mexico Segment.

Under its Concession from the Mexican government, KCSM has the right to operate the rail lines, but does not own the land, roadway, or associated structures. The Concession requires KCSM to make investments and undertake capital projects, including capital projects described in a business plan filed every five years with the Mexican government. KCSM may defer capital expenditures with respect to its five-year business plan with the permission of the SCT. However, should the SCT not grant this permission, KCSM’s failure to comply with the commitments in its business plan could result in fines and ultimately the Mexican government revoking the Concession. See Item 1A, “Risk Factors — KCSM’s Mexican Concession is subject to revocation or termination in certain circumstances which would prevent KCSM from operating its railroad and would have a material adverse effect on the Company’s business and financial condition.”

Certain KCSM property statistics follow at December 31:

	2007	2006	2005

Route miles — main and branch line	2,661	2,645	2,639
Total track miles	3,254	3,242	3,266
Miles of welded rail in service	2,258	2,056	2,050
Main line welded rail percent	85%	78%	78%
Cross ties replaced	230,963	214,020	239,973

KCSM’s fleet of locomotives and rolling stock consisted of the following at December 31:

	2007		2006		2005
	Leased	Owned	Leased	Owned	Leased	Owned

Locomotives	105	315	113	344	75	323

Rolling stock:
Box cars	1,069	1,107	1,068	1,166	1,278	1,187
Gondolas	2,519	1,771	2,520	1,817	2,922	1,824
Covered hoppers	2,360	562	2,416	580	2,518	580
Flat cars (intermodal and other)	111	552	262	557	261	557
Auto racks	1,555	—	1,552	—	1,556	—
Tank cars	503	69	522	71	611	71
Other	—	55	—	55	—	55

Total	8,117	4,116	8,340	4,246	9,146	4,274

Average age (in years):	2007	2006	2005

Road locomotives	12.4	16.4	15.1
All locomotives	16.2	18.8	17.6

KCSM, in support of its transportation operations, has under its Concession, repair shops, depots and office buildings along the right of way. A major facility is the Monterrey Yard, located in Monterrey, Nuevo Leon which includes the general office building, customer service center, dispatch center, purchasing department, and offices of transportation, commercial, and security. Also located in the Monterrey Yard is a materials warehouse and fuel facility, which includes a locomotive repair shop operated by Alstom Transporte, S.A. de C.V. (“Alstom”), used to maintain and repair locomotives manufactured by GE and owned by KCSM. The Monterrey Yard also includes a car repair shop operated by Progress Rail Services de Mexico (“Progress”) to maintain and repair freight cars. Another facility included in the Concession is a locomotive repair shop in San Luis Potosi operated by GE used to repair and maintain locomotives manufactured by EMD and GE which are owned and leased by KCSM. Other car repair facilities are located in Nuevo Laredo, Tamaulipas; San Luis Potosi, San Luis Potosi; Ciudad Madero, Tamaulipas; Escobedo, Guanajuato; all of which are operated by Progress.

The response to Item 102 of Regulation S-K under Item 1, “Business,” of this Form 10-K and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” is incorporated by reference in partial response to this Item 2.

Item 3.	Legal Proceedings

The matters discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Provision for Environmental Remediation — Provision for Casualty Claims,” and — “Other Matters — Litigation” are incorporated by reference in this Item 3.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the three month period ended December 31, 2007.

Executive Officers of KCS and Subsidiaries.

All executive officers are elected annually and serve at the discretion of the Board of Directors. All of the executive officers have employment agreements with KCS and/or its subsidiaries. The mailing address of the principal executive officers is 427 W. 12th Street, Kansas City, Missouri 64105.

Michael R. Haverty — Chairman of the Board and Chief Executive Officer — 63 — The information in the Company’s Definitive Proxy Statement under the heading “The Board of Directors — Directors Serving Until the Annual Meeting of Stockholders in 2009” with respect to Mr. Haverty is incorporated by reference.

Arthur L. Shoener — KCS President and Chief Operating Officer — 61 — The information in the Company’s Definitive Proxy Statement in the description of “Proposal 1 — Election of Three Directors — Nominees for Directors to Serve Until the Annual Meeting of Stockholders in 2011” with respect to Mr. Shoener is incorporated by reference.

Patrick J. Ottensmeyer — Executive Vice President and Chief Financial Officer — 50 — Joined KCS in May 2006 as Executive Vice President and Chief Financial Officer. Prior to joining KCS, Mr. Ottensmeyer served as Chief Financial Officer of Intranasal Therapeutics, Inc. from 2001 to May 2006. From 2000 to 2001, he served as Corporate Vice President Finance and Treasurer for Dade-Behring Holdings, Inc. From 1993 to 1999, Mr. Ottensmeyer served as Vice President Finance and Treasurer at BNSF Railway.

Scott E. Arvidson — Executive Vice President & Chief Information Officer — 47 — Served in this capacity since October 2007. Mr. Arvidson also serves as Executive Vice President and Chief Operating Officer of KCSR. He served as Senior Vice President and Chief Information Officer from September 2006 to September 2007. From January 2003 to August 2006, Mr. Arvidson served as Vice President and Chief Information Officer of KCSR. From May 2000 to December 2002, Mr. Arvidson served as Chief Information Officer of KCSR.

Daniel W. Avramovich — Executive Vice President, Sales & Marketing — 56 — Joined KCS in May 2006 as Executive Vice President, Sales & Marketing. Prior to this, Mr. Avramovich served as President, Network Services — Americas for Exel plc from 2003 to 2006. From 2000 to 2003, he served as President, Exel Direct for Exel plc.

Warren K. Erdman — Executive Vice President — Corporate Affairs — 49 — Served in this capacity since October 2007. He served as Senior Vice President-Corporate Affairs of KCS and KCSR from January 2006 to September 2007. Mr. Erdman served as Vice President — Corporate Affairs of KCS from April 15, 1997 to December 31, 2005 and as Vice President — Corporate Affairs of KCSR from May 1997 to December 31, 2005. Prior to joining KCS, Mr. Erdman served as Chief of Staff to United States Senator Kit Bond of Missouri from 1987 to 1997.

Larry M. Lawrence — Executive Vice President and Assistant to the Chairman — 45 — Served in this capacity since October 2007. Mr. Lawrence served as Senior Vice President and Assistant to Chairman-Strategies and Staff Studies of KCS from January 2006 to September 2007. Mr. Lawrence served as Assistant to CEO-Staff Studies and Planning of KCS from November 2001 until December 2005. Prior to joining KCS in 2001, Mr. Lawrence was a strategy consultant for 15 years with McKinsey, A. T. Kearney and KPMG.

Michael K. Borrows — Senior Vice President & Chief Accounting Officer — 40 — Joined KCS as the Company’s principal accounting officer in June 2006 as Vice President — Financial Reporting and Tax. In December 2006 he was also made an officer of KCSM and appointed Chief Accounting Officer of KCSM. In August 2007, he was appointed Senior Vice President & Chief Accounting Officer with responsibility for all accounting related functions of the Company. Prior to joining KCS, Mr. Borrows worked for BNSF Railway serving in a variety of leadership roles within the finance organization for over a decade.

Jerry W. Heavin — Senior Vice President — International Engineering of KCSR — 56 — Served in this capacity since January 2005, and a director of KCSR since July 2002. Mr. Heavin served as Senior Vice President of Operations from July 2002 to December 2004. Mr. Heavin joined KCSR in September 2001 and served as Vice President of Engineering of KCSR until July 2002. Prior to joining KCSR, Mr. Heavin served as an independent engineering consultant from 1997 through August 2001.

Paul J. Weyandt — Senior Vice President — Finance and Treasurer — 54 — Served in this capacity since April 2005. He served as Vice President and Treasurer of KCS and of KCSR from September 2001 until March 2005. Before joining KCS, Mr. Weyandt was a consultant to the Structured Finance Group of GE Capital Corporation from May 2001 to September 2001. Prior to consulting, Mr. Weyandt spent 23 years with BNSF Railway, most recently as Assistant Vice President Finance and Assistant Treasurer.

William J. Wochner — Senior Vice President and Chief Legal Officer — 60 — Served in this capacity since February 2007. He served as Vice President and Interim General Counsel from December 2006 to January 2007. From September 2006 to December 2006, Mr. Wochner served as Vice President and Associate General Counsel. From March 2005 to September 2006, Mr. Wochner served as Vice President, Sales and Marketing/Contracts for KCSR. From February 1993 to March 2005, Mr. Wochner served as Vice President and General Solicitor of KCSR.

Richard M. Zuza — Senior Vice President — International Purchasing and Materials — 54 — Joined KCS in November 2005 as the Senior Vice President — International Purchasing and Materials. Prior to joining KCS, Mr. Zuza served as Vice President of Procurement for Allstate Insurance Company from 1998 to 2005, Vice President of Purchasing for Gibson Greetings, Inc. for seven years and held a variety of purchasing positions with General Electric Company for 15 years.

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

Market Information.

The Company’s Common Stock is traded on the New York Stock Exchange under the ticker symbol “KSU”. The information set forth in response to Item 201 of Regulation S-K in Note 8 and Note 13 to the Consolidated Financial Statements in Item 8 of this Form 10-K is incorporated by reference in partial response to this Item 5.

Dividend Policy.

Common Stock.  KCS has not declared any cash dividends on its common stock during the last five fiscal years and it does not anticipate making any cash dividend payments to common shareholders in the foreseeable future. Pursuant to KCSR’s credit agreement, KCS is prohibited from the payment of cash dividends on its common stock.

Preferred Stock.  Kansas City Southern is restricted from paying dividends on its Series C Preferred Stock and Series D Preferred Stock when its coverage ratio (as defined in the indentures for KCSR’s 7 1/2% Senior Notes and 9 1/2% Senior Notes) is less than 2.0:1. It is the Company’s intention to pay timely dividends on all preferred stock in either cash or stock, depending upon the terms of the preferred stock, when dividend payments are not restricted under the covenants of its various debt agreements and the Company has adequate levels of liquidity. In the event that dividends on the Series C Preferred Stock or Series D Preferred Stock are in arrears for six consecutive quarters (or an equivalent number of days in the aggregate, whether or not consecutive), holders of the Series C Preferred Stock or the Series D Preferred Stock, as applicable, will be entitled to elect two of the authorized number of directors at the next annual stockholders’ meeting, and at each subsequent stockholders’ meeting until such time as all accumulated dividends are paid on the Series C Preferred Stock or the Series D Preferred Stock, as applicable, or set aside for payment.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a discussion of the most recent amendments to the indentures for KCSR’s 7 1/2% Senior Notes and 9 1/2% Senior Notes related to these dividend payments.

Holders.

There were 4,899 record holders of KCS common stock on February 7, 2008; however, the number of actual holders of KCS common stock is greater due to the practice of brokerage firms registering many shares for clients in the brokerage firm’s name.

Securities Authorized for Issuance Under Equity Compensation Plans.

See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information about securities authorized for issuance under KCS’ equity compensation plans.

Performance Graph.

The following graph shows the changes in value over the five years ended December 31, 2007, of an assumed investment of $100 in: (i) KCS’ common stock; (ii) the stocks that comprise the Dow Jones Transportation Average Index1; and (iii) the stocks that comprise the S&P 500 Index2. The table following the graph shows the value of those investments on December 31 for each of the years indicated. The values for the assumed investments depicted on the graph and in the table have been calculated assuming that any cash dividends are reinvested.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
Among Kansas City Southern, the S&P 500 Index
and the Dow Jones Transportation Index

	2002	2003	2004	2005	2006	2007
Kansas City Southern	100.00	119.33	147.75	203.58	241.50	286.08
S&P 500	100.00	128.68	142.69	149.70	173.34	182.87
Dow Jones Transportation Average	100.00	128.94	165.93	184.62	199.13	211.34

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

The selected financial data below (in millions, except per share amounts) should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under Item 7 of this Form 10-K as well as the consolidated financial statements and the related notes.

	2007	2006	2005(i)	2004	2003

Revenues	$1,742.8	$1,659.7	$1,352.0	$639.5	$581.3
Equity in net earnings (losses) of unconsolidated affiliates	11.4	7.3	2.9	(4.5)	11.0
Income before cumulative effect of accounting change and minority interest(ii)	154.2	109.2	83.1	24.4	3.3
Earnings per common share — income (loss) before cumulative effect of accounting change:
Basic	$1.77	$1.20	$1.21	$0.25	$(0.04)
Diluted	1.57	1.08	1.10	0.25	(0.04)
Total assets	$4,928.2	$4,637.3	$4,423.6	$2,440.6	$2,152.9
Total debt obligations	1,755.9	1,757.0	1,860.6	665.7	523.4
Cash dividends per common share	$—	$—	$—	$—	$—

(i)	Reflects the consolidation of Mexrail effective January 1, 2005, and KCSM effective April 1, 2005.

(ii)	Income from continuing operations before cumulative effect of accounting change and minority interest for the years ended December 31, 2005, 2004, and 2003 include certain unusual operating expenses and other income as further described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.” These costs and other income include charges for casualty claims, costs related to the acquisitions of Grupo KCSM and Mexrail, and hurricane related charges.

The response to Item 301 of Regulation S-K under Part II Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K is incorporated by reference in partial response to this Item 6.

OTHER FINANCIAL INFORMATION DISCLOSED

KCS reports its financial statements in accordance with generally accepted accounting principles (“GAAP”). The Company’s earnings releases, presentations, and 8-K filings use certain non-GAAP measures. These measures should be considered in addition to, but not as a substitute or preferable to, other information prepared in accordance with GAAP. Management believes that these non-GAAP financial measures used to review and in certain cases manage the Company’s business may provide its users of the financial information with additional meaningful comparison when reviewing the Company’s results.

KCS management at times uses non-GAAP information in its planning and forecasting processes and to further analyze its own financial trends and operational performance, as well as making financial comparisons to prior periods presented on a similar basis. The Company also uses some of these measures internally as part of its incentive compensation plans for management employees. Management believes investors and users of the Company’s financial information should consider all of the above factors when evaluating KCS’ results and believes these can be particularly useful in assessing comparability of the Company’s performance for the years ended December 31, 2007, 2006, and 2005.

Non-GAAP financial information previously disclosed by the Company used in earnings releases, presentations, or other materials can be found on its website in the investor relations section of content. Some of KCS’ non-GAAP measures may differ from similar measures used by other companies, even if similar terms are used to identify such measures.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to clarify and focus on Kansas City Southern’s results of operations, certain changes in its financial position, liquidity, capital structure and business developments for the periods covered by the consolidated financial statements included under Item 8 of this Form 10-K. This discussion should be read in conjunction with the included consolidated financial statements, the related notes, and other information included in this report.

CAUTIONARY INFORMATION.

The discussions set forth in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, management may make forward-looking statements orally or in other writings, including, but not limited to, in press releases, quarterly earnings calls, executive presentations, in the annual report to stockholders and in other filings with the Securities and Exchange Commission. Readers can identify these forward-looking statements by the use of such verbs as “expects,” “anticipates,” “believes” or similar verbs or conjugations of such verbs. These statements involve a number of risks and uncertainties. Actual results could materially differ from those anticipated by such forward-looking statements. Such differences could be caused by a number of factors or combination of factors including, but not limited to, the factors identified below and those discussed under Item 1A of this Form 10-K, “Risk Factors.” Readers are strongly encouraged to consider these factors and the following factors when evaluating any forward-looking statements concerning the Company:

•	fluctuations in the market price for the Company’s common stock;

•	KCS’ dividend policy and restrictions on its ability to pay dividends on its common stock;

•	KCS’ high degree of leverage;

•	The Company’s potential need for and ability to obtain additional financing;

•	KCS’ ability to successfully implement its business strategy, including the strategy to convert customers from using trucking services to rail transportation services;

•	the impact of competition, including competition from other rail carriers and trucking companies in the United States and Mexico;

•	United States, Mexican and global economic, political and social conditions;

•	the effects of the North American Free Trade Agreement, or NAFTA, on the level of trade among the United States, Mexico and Canada;

•	uncertainties regarding the litigation KCS faces and any future claims and litigation;

•	the effects of employee training, technological improvements and capital expenditures on labor productivity, operating efficiencies and service reliability;

•	the adverse impact of any termination or revocation of KCSM’s Concession by the Mexican government;

•	legal or regulatory developments in the United States, Mexico or Canada;

•	KCS’ ability to generate sufficient cash to pay principal and interest on its debt, meet its obligations and fund its other liquidity needs;

•	the effects of adverse general economic conditions affecting customer demand and the industries and geographic areas that produce and consume the commodities KCS carries;

•	material adverse changes in economic and industry conditions, both within the United States and Mexico and globally;

•	natural events such as severe weather, fire, floods, hurricanes, earthquakes or other disruptions of the Company’s operating systems, structures and equipment or the ability of customers to produce or deliver their products;

•	changes in fuel prices and the Company’s ability to assess fuel surcharges;

•	KCS’ ability to attract and retain qualified management personnel;

•	changes in labor costs and labor difficulties, including work stoppages affecting either operations or customers’ abilities to deliver goods for shipment;

•	the outcome of claims and litigation, including those related to environmental contamination, antitrust claims, personal injuries, and occupational illnesses arising from hearing loss, repetitive motion and exposure to asbestos and diesel fumes;

•	acts of terrorism or risk of terrorist activities;

•	war or risk of war;

•	political and economic conditions in Mexico and the level of trade between the United States and Mexico; and

•	legislative, regulatory, or legal developments involving taxation, including enactment of new foreign, federal or state income or other tax rates, revisions of controlling authority, and the outcome of tax claims and litigation.

Forward-looking statements reflect only as of the date on which they are made. The Company will not update any forward-looking statements to reflect future events, developments, or other information. If KCS does update one or more forward-looking statements, no inference should be drawn that additional updates will be made regarding that statement or any other forward-looking statements.

CORPORATE OVERVIEW

Kansas City Southern, a Delaware corporation, is a transportation holding company that has railroad investments in the U.S., Mexico and Panama. In the U.S. the Company serves the central and south central U.S. Its international holdings serve the northeastern and central Mexico and the port cities of Lázaro Cárdenas, Tampico and Veracruz, and a 50 percent interest in Panama Canal Railway Company, provides ocean-to-ocean freight and passenger service along the Panama Canal. KCS’ North American rail holdings and strategic alliances are primary components of a NAFTA Railway system, linking the commercial and industrial centers of the U.S., Canada and Mexico. Its principal subsidiaries and affiliates include the following:

•	The Kansas City Southern Railway Company (“KCSR”), a wholly-owned subsidiary;

•	Mexrail, Inc. (“Mexrail”), a wholly-owned consolidated subsidiary; which, in turn, wholly owns The Texas Mexican Railway Company (“Tex-Mex”);

•	Meridian Speedway, LLC (“MSLLC”), a seventy-six percent owned consolidated affiliate;

•	Kansas City Southern de México, S.A. de C.V. (“KCSM”), which became a wholly owned subsidiary as of April 1, 2005, when KCS completed its acquisition of KCSM;

•	Panama Canal Railway Company (“PCRC”), a fifty percent owned unconsolidated affiliate which provides international container shipping companies with a railway transportation option in lieu of the Panama Canal and owns all of the common stock of Panarail Tourism Company (“Panarail”);

•	Southern Capital Corporation, LLC (“Southern Capital”), a fifty percent owned unconsolidated affiliate that owns and leases locomotives and other rail equipment; and

•	Ferrocarril y Terminal del Valle de México, S.A. de C.V. (“FTVM”), a twenty-five percent owned unconsolidated affiliate that provides railroad services as well as ancillary services in the greater Mexico City area.

KCS, as the holding company, supplies its various subsidiaries with managerial, legal, tax, financial and accounting services, in addition to management services for various other “non-operating” investments.

EXECUTIVE SUMMARY

2007 Financial Overview.

The Company achieved consolidated net income of $153.8 million in 2007, as compared to net income of $108.9 million in 2006, representing an increase in net income of $44.9 million over the prior year.

Operating income increased $58.1 million in 2007 to $362.4 million as compared to $304.3 million in 2006. The increase in operating income was driven primarily by increased revenues during the year. The Company achieved record revenues of $1,742.8 million in 2007, which was a 5% increase over revenues of $1,659.7 million in 2006. The revenue increase was primarily driven by price increases, new and expanding business in both the U.S. and Mexico, and through the continued operational efficiencies obtained with operations coordinated across the network system.

Cash flows from operations increased to $381.5 million in 2007 compared with $267.5 million in 2006, an increase of $114.0 million. Capital expenditures are a significant use of cash flows annually due to the capital intensive nature of railroad operations. Cash used for capital expenditures in 2007 was $410.5 million as compared to $241.8 million in 2006.

2008 Outlook.

Kansas City Southern expects to continue to achieve its operational improvement across its entire network with a management focus on execution and realizing the full value of the network KCS has linked together. Consolidated revenue growth in 2008 is expected to be in the high single digits. Price increases and intermodal growth originating at the port of Lázaro Cárdenas are expected to be key drivers of growth while KCS continues to position its network to increase length of haul and cross border traffic.

With continued productivity increases in operations as well as the projected revenue growth, the full year operating ratio for 2008 is expected to fall by a full percentage point or more; although, the Company believes seasonality of business and the timing of various initiatives will have an impact on the quarter-over-quarter improvement trends in the first half of the year.

The Company believes that liquidity will continue to improve with anticipated improvements in operating income and continued focus on working capital reduction.

The Company projects cash capital expenditures to maintain the railroad and meet anticipated future demand will be about $500 million in 2008. KCS also plans to acquire 30 new locomotives for U.S. operations through a leveraged lease arrangement at a cost of about $65 million.

PCRC, an equity investment of KCS, is expected to have even stronger growth in volumes and cash flow as KCS continues to realize the value of this investment.

RESULTS OF OPERATIONS

Year Ended December 31, 2007, compared with the Year Ended December 31, 2006

Net Income.  Consolidated net income increased $44.9 million for the year ended December 31, 2007, compared to the same period in 2006. Operating income increased by $58.1 million primarily driven by continued increases in rates, fuel surcharge, and new and expanded existing business in both the U.S. and Mexico segments. Operating expenses increase was contained to about 2% in the consolidated statements of income as a result of efficiencies from a coordinated network.

The following summarizes the consolidated income statement components of KCS (in millions).

			Change
	2007	2006	Dollars	Percent

Revenues	$1,742.8	$1,659.7	$83.1	5%
Operating expenses:
Compensation and benefits	394.1	393.6	0.5	0%
Purchased services	184.7	204.7	(20.0)	(10)%
Fuel	270.8	253.6	17.2	7%
Equipment costs	182.4	179.7	2.7	2%
Depreciation and amortization	160.2	155.0	5.2	3%
Casualties and insurance	71.0	53.4	17.6	33%
Materials and other	117.2	115.4	1.8	2%

Total operating expenses	1,380.4	1,355.4	25.0	2%

Operating income	362.4	304.3	58.1	19%
Equity in net earnings of unconsolidated affiliates	11.4	7.3	4.1	56%
Interest expense	(156.7)	(167.2)	10.5	(6)%
Debt retirement costs	(6.9)	(4.8)	(2.1)	44%
Foreign exchange gain, (loss)	(0.9)	(3.7)	2.8	(76)%
Other income	12.0	18.7	(6.7)	(36)%

Income before income taxes and minority interest	221.3	154.6	66.7	43%
Income tax provision	67.1	45.4	21.7	48%

Income before minority interest	154.2	109.2	45.0	41%
Minority interest	0.4	0.3	0.1	33%

Net income	$153.8	$108.9	$44.9	41%

U.S. Segment.

Revenues.  The following summarizes U.S. revenues (in millions) and carloads statistics (in thousands).  Certain prior period amounts have been reclassified to reflect changes in the business groups to conform to the current period presentation.

	Revenues				Carloads and Intermodal Units
			Change				Change
	2007	2006	Dollars	Percent	2007	2006	Units	Percent

Chemical and petroleum	$184.4	$162.0	$22.4	14%	148.0	137.2	10.8	8%
Forest products and metals	255.3	248.4	6.9	3%	187.7	207.2	(19.5)	(9)%
Agriculture and minerals	195.4	189.4	6.0	3%	153.3	159.3	(6.0)	(4)%

Total general commodities	635.1	599.8	35.3	6%	489.0	503.7	(14.7)	(3)%
Intermodal and automotive	74.1	74.8	(0.7)	(1)%	286.3	339.4	(53.1)	(16)%
Coal	170.3	154.1	16.2	11%	288.6	280.1	8.5	3%

Carload revenues, units and intermodal units	879.5	828.7	50.8	6%	1,063.9	1,123.2	(59.3)	(5)%

Other revenue	50.1	57.0	(6.9)	(12)%

Total revenues(i)	$929.6	$885.7	$43.9	5%

(i) Included in revenues:
Fuel surcharge	$80.6	$84.3

For the year ended December 31, 2007, revenues increased $43.9 million compared to the prior year. U.S. operations experienced revenue increases due to targeted rate increases partially offset by a decrease in carload volumes primarily related to certain haulage business reflected in the intermodal and automotive products sector. The following discussion provides an analysis of revenues by commodity group.

Revenues by commodity
group for 2007

Chemical and petroleum.  Revenues increased $22.4 million for chemical and petroleum products for the year ended December 31, 2007, due to targeted rate increases and increased traffic volumes, primarily related to petroleum, soda ash in the chemicals channel, and plastics products.

Forest products and metals.  Revenues increased $6.9 million for forest products and metals for the year ended December 31, 2007 due to certain rate increases primarily in paper products, partially offset by decreases in volume due to the declining housing market which negatively impacted the lumber products channel.

Agriculture and minerals.  Revenues increased $6.0 million for the year ended December 31, 2007, due to higher rates and an increase in unit train velocity over certain corridors increasing capacity. Revenue for all products was higher than the 2006 period with one exception where the food products channel was flat. Grain traffic accounted for the majority of the decrease in carloads, although, revenues related to grain were higher than the prior year. For the later part of the year, carload volume was adversely affected by wetter than normal weather in the south slowing shipments and reducing beneficial customer inventories.

Intermodal and automotive.  Revenues decreased $0.7 million in the intermodal and automotive sectors for the year ended December 31, 2007. Decreases in the intermodal business unit were primarily due to the reduction in volume related to certain haulage business. The aforementioned decrease in the intermodal business unit was partially offset by new intermodal haulage business and an increase in volumes for automotive business reflecting the increased production of U.S. automotives.

Coal.  Revenue increased $16.2 million for the year ended December 31, 2007, as a result of increased rates related to new and updated contracts and overall increases in car volumes to electric generating stations driven by strong demand.

Operating expenses.  For the year ended December 31, 2007, U.S. operating expenses increased $22.7 million. The following summarizes the Company’s U.S. operating expenses (in millions).

			Change
	2007	2006	Dollars	Percent

Compensation and benefits	$259.1	$264.3	$(5.2)	(2)%
Purchased services	96.5	82.8	13.7	17%
Fuel	151.1	140.8	10.3	7%
Equipment costs	77.2	82.7	(5.5)	(7)%
Depreciation and amortization	63.5	65.7	(2.2)	(3)%
Casualties and insurance	59.9	44.9	15.0	33%
Materials and other	75.5	78.9	(3.4)	(4)%

Total operating expenses	$782.8	$760.1	$22.7	3%

Compensation and benefits.  Compensation and benefits decreased $5.2 million for the year ended December 31, 2007, compared to 2006, primarily due to increases in the allocation of various incentive compensation to Mexico as a result of certain process coordination, increased overhead capitalization due to updated studies, and a favorable decrease in estimated labor costs following certain labor contract negotiations in the first half of 2007. Decreases were partially offset by annual wage and salary merit increases, new collective bargaining agreements effective in the third quarter, and higher healthcare costs as compared to the prior year.

Purchased services.  Purchased services increased $13.7 million for the year ended December 31, 2007, compared to 2006, primarily due to an increased locomotive maintenance program, additional outsourcing of related maintenance, and increased cost and use of facilities jointly used by the Company and other railroads.

Fuel.  Fuel expense increased $10.3 million for the year ended December 31, 2007, compared with 2006, primarily due to increases in the average price per gallon of fuel while consumption remained flat.

Equipment costs.  Equipment costs decreased $5.5 million for the year ended December 31, 2007, compared to 2006. Decreases reflect lower short-term locomotive lease expense due to a reduced reliance on short-term leased locomotives driven by improved locomotive availability, as well as lower rates on the use of certain other short-term leased locomotives.

Depreciation and amortization.  Depreciation and amortization decreased $2.2 million for the year ended December 31, 2007, compared to the same period in 2006, primarily due to final adjustments related to the depreciation rate study completed in the fourth quarter of 2006. Offsetting these decreases were increases in depreciation expense driven by a higher capital base.

Casualties and insurance.  Casualties and insurance expenses increased $15.0 million for the year ended December 31, 2007, compared to 2006. The number of derailment incidents declined in 2007 compared with the 2006 period; however, derailment costs were higher driven by an increase in the severity of certain derailment incidents.

Materials and other.  Materials and other decreased $3.4 million for year ended December 31, 2007, compared to 2006, due to lower sales and use tax as a result of a favorable tax ruling in the first quarter of 2007, lower state franchise tax expense, and decreases in miscellaneous rental expenses. Decreases were partially offset by increased materials and supplies used for the maintenance of locomotives and freight cars and increased costs related to legal obligations for the removal of certain assets at the end of their useful lives.

Mexico Segment.

Revenues.  The following summarizes Mexico revenues (in millions) and carloads statistics (in thousands). Certain prior period amounts have been reclassified to reflect changes in the business groups to conform to the current period presentation.

	Revenues				Carloads and Intermodal Units
			Change				Change
	2007	2006	Dollars	Percent	2007	2006	Units	Percent

Chemical and petroleum	$136.0	$127.9	$8.1	6%	80.3	80.4	(0.1)	(0)%
Forest products and metals	245.8	247.9	(2.1)	(1)%	206.1	235.2	(29.1)	(12)%
Agriculture and minerals	208.3	195.0	13.3	7%	144.6	145.0	(0.4)	(0)%

Total general commodities	590.1	570.8	19.3	3%	431.0	460.6	(29.6)	(6)%
Intermodal and automotive	179.9	162.4	17.5	11%	348.5	312.0	36.5	12%
Coal	22.7	20.8	1.9	9%	25.5	24.9	0.6	2%

Carload revenues, units and intermodal units	792.7	754.0	38.7	5%	805.0	797.5	7.5	1%

Other revenue	20.5	20.0	0.5	3%

Total revenues(i)	$813.2	$774.0	$39.2	5%

(i) Included in revenues:
Fuel surcharge	$52.6	$43.7

Revenues for the year ended December 31, 2007 totaled $813.2 million compared to $774.0 million for the comparable year ended December 31, 2006, which represented an increase of $39.2 million. This increase is primarily due to targeted rate increases and increased fuel surcharge participation, partially offset by a decrease in carload volumes primarily in the forest products and metals commodity group. The following discussion provides an analysis of revenues by commodity group.

Revenues by commodity
group for 2007

Chemical and petroleum.  Revenues increased $8.1 million for the year ended December 31, 2007 compared to the same period in 2006, due to targeted price increases and increases in shipments of soda ash in the chemicals channel and plastic import products, partially offset by a decrease in volumes in plastic exports.

Forest products and metals.  Revenues decreased $2.1 million for the year ended December 31, 2007 compared to the same period in 2006, due to a reduction of beer export shipments in the other channel, and reductions in pulp paper as well as lower appliance shipments in the domestic market.

Agriculture and minerals.  Revenues from agriculture and minerals products increased $13.3 million for the year ended December 31, 2007 compared to the same period in 2006. The increase in revenue is a result of targeted price increases across all channels and increased cross border business due to higher import shipments of grain and grain products, partially offset by a reduction in traffic at the ports of Veracruz and Altamira, mainly impacting the grain channel.

Intermodal and automotive.  Revenues and volumes increased $17.5 million for intermodal and automotive during the year ended December 31, 2007 compared to the same period in 2006. The intermodal revenue and volume increase is a result of rate increases and continued increases in traffic at the port of Lázaro Cárdenas. The increased traffic at Lázaro Cárdenas is related to port expansion tripling capacity, organic growth, and the addition of two new steamship customers. Automotive revenues and volumes have increased driven by continued development and expansion of the automotive network in Mexico.

Coal.  Revenues increased $1.9 million during the year ended December 31, 2007, compared to the same period in 2006. Increases primarily reflect new coal shipments from Lázaro Cárdenas to Nava.

Operating expenses.  For the year ended December 31, 2007, Mexico operating expenses increased $2.3 million. The following summarizes Mexico operating expenses (in millions):

			Change
	2007	2006	Dollars	Percent

Compensation and benefits	$135.0	$129.3	$5.7	4%
Purchased services	106.6	131.0	(24.4)	(19)%
Fuel	119.7	112.8	6.9	6%
Equipment costs	106.8	97.0	9.8	10%
Depreciation and amortization	96.7	89.3	7.4	8%
Casualties and insurance	11.1	8.5	2.6	31%
Materials and other	21.7	27.4	(5.7)	(21)%

Total operating expenses	$597.6	$595.3	$2.3	0%

Compensation and benefits.  For the year ended December 31, 2007, compensation and benefits increased $5.7 million, compared to 2006, primarily due to increased incentive compensation expense, certain fringe benefits, pension, and severance costs. Increases were partially offset by a decrease in the Mexico statutory profit sharing expense as compared to prior year.

Purchased services.  Purchased services expense decreased $24.4 million in 2007 compared to 2006. This decrease reflects a reclassification of certain customer switching and transloading costs as revenue deductions, reduced telecommunications expenses, and reductions in the cost of maintenance of locomotives. Decreases were partially offset by an increase in legal and corporate expenses.

Fuel.  For the year ended December 31, 2007, fuel increased $6.9 million, compared to the same period 2006. Fuel expense increases were driven by higher diesel fuel prices partially offset by higher gross ton miles per gallon in the latter half of the year.

Equipment cost.  Equipment cost increased $9.8 million, compared to 2006, primarily due to a reclassification of customer car hire billed at the border, which was reclassified to revenues in 2007 and an increase in software license expenses related to operational systems. Increases were partially offset by reduced locomotive and car leases expense.

Depreciation and amortization.  Depreciation and amortization expenses for the year ended December 31, 2007 increased $7.4 million, compared to the same period in 2006, primarily due to a higher asset base as a result of capital expenditures.

Casualties and insurance.  During 2007, casualties and insurance expense increased $2.6 million, compared to 2006, due to higher costs associated with a few large derailments and increased vandalism to KCMS’s cars compared to the same period last year.

Materials and other.  For the year ended December 31, 2007, materials and other cost decreased $5.7 million, compared to the same period in 2006. The decrease reflects reduced allowances for freight receivables primarily due to favorable loss experience and lower receivables. This decrease was partially offset by increases in miscellaneous rents and inventory adjustments.

Consolidated Non-Operating Expenses.

Consolidated Interest Expense.  Interest expense decreased $10.5 million for the year ended December 31, 2007, compared to the same period in 2006. Reduced interest expense reflects the refinancing of KCSM’s higher rate debt (see consolidated debt retirement costs for more information), as well as the reversal of accrued estimated interest expense related to KCSM post-acquisition contingencies settled with TMM in the third quarter of 2007.

Consolidated Debt Retirement Costs.  Consolidated debt retirement costs increased $2.1 million for the year ended December 31, 2007, compared to the year ended December 31, 2006. In June of 2007, KCSM redeemed its 12 1/2% Senior Notes due in 2012 and entered into a new bank credit agreement. As a result of these transactions, there was a net $6.9 million write-off of debt retirement costs. Included in the debt retirement costs was a charge of $16.7 million for the call premium on the senior notes, which was partially offset by a $9.8 million reduction of unamortized purchase accounting effects associated with the 12 1/2% Senior Notes. During 2006, KCSR entered into an amended and restated credit agreement and wrote off $2.2 million of unamortized debt issuance costs and KCSM refinanced its 10 1/4% senior notes and wrote off $2.6 million of unamortized debt issuance costs.

Foreign Exchange.  For the year ended December 31, 2007 and 2006, the foreign exchange loss was $0.9 million and $3.7 million, respectively, due to fluctuations in the value of the U.S. dollar versus Mexican peso exchange rates.

Equity in Net Earnings of Unconsolidated Affiliates.  Equity in earnings from unconsolidated affiliates was $11.4 million and $7.3 million for the years ended December 31, 2007 and 2006, respectively. Significant components of this change were as follows:

•	Equity in earnings from the operations of PCRC was $3.7 million for the year ended December 31, 2007. Loss in earnings was $1.0 million for the year ended December 31, 2006. The increase is primarily due to increased revenue driven by increasing volume growth.

•	Equity in earnings of Southern Capital was $4.8 million for the year ended December 31, 2007, compared to $5.4 million for the same period in 2006. The decrease primarily reflects a reduction in lease income attributed to fewer assets being leased than the prior year period.

•	KCSM’s equity in earnings of FTVM was $2.9 million for the year ended December 31, 2007, compared to $2.9 million for the same period in 2006.

Other Income.  Other income for the year ended December 31, 2007 was $12.0 million which consists primarily of miscellaneous interest and dividend income as well as gains on sales of land. For the year ended December 31, 2006, other income was $18.7 million which consisted of miscellaneous interest income, dividend income, royalty income, and gains on sales of land and certain other long-term assets that were not associated with KCS’s railroad operations.

Consolidated Income Tax Expense (Benefit).  For the year ended December 31, 2007, KCS’ income tax expense was $67.1 million, a change of $21.7 million as compared to an expense of $45.4 million for the year ended December 31, 2006. The effective tax rate increased from 29.4% to 30.3% for the years ended December 31, 2006 and 2007, respectively. There were no significant items that caused the fluctuation in the rate from the prior year.

Year Ended December 31, 2006, compared with the Year Ended December 31, 2005

Net Income.  Consolidated net income increased $139.9 million excluding the 2005 non-recurring VAT/Put settlement for the year ended December 31, 2006, compared to the same period in 2005. Results for 2005 reflect nine months of activity for KCSM (Mexico segment) which represents the periods after the date of acquisition, April, 1 2005. Including the $131.9 million VAT/Put settlement in 2005, consolidated net income increased $8.0 million. Operating income increased by $242.0 million primarily driven by targeted price increases and fuel surcharge, new and expanded existing business across the rail network, and the continued

coordination of operations as well as a full year of consolidated operating results for Mexico. Operating expenses increased by only 5% due to increased efficiencies from a coordinated network.

The following summarizes the consolidated income statement components of KCS (in millions).

			Change
	2006	2005	Dollars	Percent

Revenues	$1,659.7	$1,352.0	$307.7	23%

Operating expenses:
Compensation and benefits	393.6	381.5	12.1	3%
Purchased services	204.7	195.1	9.6	5%
Fuel	253.6	206.9	46.7	23%
Equipment costs	179.7	149.8	29.9	20%
Depreciation and amortization	155.0	127.7	27.3	21%
Casualties and insurance	53.4	103.4	(50.0)	(48)%
Materials and other	115.4	125.3	(9.9)	(8)%

Total operating expenses	1,355.4	1,289.7	65.7	5%

Operating income	304.3	62.3	242.0	388%
Equity in net earnings of unconsolidated affiliates	7.3	2.9	4.4	152%
Interest expense	(167.2)	(133.5)	(33.7)	25%
Debt retirement costs	(4.8)	(4.4)	(0.4)	9%
Foreign exchange gain (loss)	(3.7)	3.5	(7.2)	(206)%
VAT/Put settlement gain	—	131.9	(131.9)	(100)%
Other income	18.7	13.3	5.4	41%

Income before income taxes and minority interest	154.6	76.0	78.6	103%
Income tax provision (benefit)	45.4	(7.1)	52.5	(739)%

Income before minority interest	109.2	83.1	26.1	31%
Minority interest	0.3	(17.8)	18.1	(102)%

Net income	$108.9	$100.9	$8.0	8%

U.S. Segment.

Revenues.  The following summarizes U.S. revenues (in millions) and carloads statistics (in thousands).  Certain prior period amounts have been reclassified to reflect changes in the business groups and conform to the current period presentation.

	Revenues				Carloads and Intermodal Units
			Change				Change
	2006	2005	Dollars	Percent	2006	2005	Units	Percent

Chemical and petroleum	$162.0	$145.1	$16.9	12%	137.2	138.1	(0.9)	(1)%
Forest products and metals	248.4	225.3	23.1	10%	207.2	219.9	(12.7)	(6)%
Agriculture and minerals	189.4	171.5	17.9	10%	159.3	172.5	(13.2)	(8)%

Total general commodities	599.8	541.9	57.9	11%	503.7	530.5	(26.8)	(5)%
Intermodal and automotive	74.8	76.6	(1.8)	(2)%	339.4	335.9	3.5	1%
Coal	154.1	132.1	22.0	17%	280.1	253.4	26.7	11%

Carload revenues, units and intermodal units	828.7	750.6	78.1	10%	1,123.2	1,119.8	3.4	0%

Other revenue	57.0	53.8	3.2	6%

Total revenues(i)	$885.7	$804.4	$81.3	10%

(i) Included in revenues:
Fuel surcharge	$84.3	$52.0

For the year ended December 31, 2006, revenues increased $81.3 million compared to the prior year. The U.S. segment experienced revenue increases in all commodity groups except for the intermodal and automotive business, which decreased slightly due to a decline in automotive business driven by lower output and short term plant shutdowns in 2006. Overall, increases in most of the commodities were driven by targeted price improvements, including increased fuel surcharges. The following discussion provides an analysis of revenues by commodity group.

Chemical and petroleum.  Revenues increased $16.9 million in the chemical and petroleum products for the year ended December 31, 2006, due to targeted rate increases in the petroleum, agricultural chemicals and industrial gases sectors, and increased traffic volumes. Pricing improvement and stronger economic conditions during 2006 accounted for a majority of the growth in revenue in the year, while growth in the third and fourth quarters also reflected the Gulf Coast refineries’ recovery from the past year’s hurricanes.

Forest products and metals.  Revenues increased $23.1 million in forest products and metal commodities for the year ended December 31, 2006, primarily due to targeted rate increases. Decreases in volume can be attributed to the lumber and chip products due to rising mortgage rates. This volume decline was only partially offset by increases in volume from higher production in the metals, rolled paper and military products.

Agriculture and minerals.  Revenues increased $17.9 million in the agriculture and minerals products for the year ended December 31, 2006, due to targeted rate adjustments and an increase in velocity over certain corridors and business sectors. Overall improvement in velocity of unit grain and mineral trains accounted for a majority of the revenue growth during 2006. Declining market conditions during the third and fourth quarters of the year accounted for the decline in volume with the primary decrease in export grain.

Intermodal and automotive.  Revenues decreased $1.8 million in the intermodal and automotive business for the year ended December 31, 2006, due to declines in the automotive business from suspended production at an automotive plant for a majority of the year. This decrease was offset partially by increased revenues in the intermodal business which was driven by higher volumes from existing customers as well as the generation of new intermodal business.

Coal.  Revenues increased $22.0 million for the year ended December 31, 2006, as a result of higher traffic volumes at certain electric generating stations in order to rebuild inventory stockpiles. The ability to rebuild stockpiles has been made possible by improved efficiencies at the coal mines and increased velocity achieved by KCSR and origin carriers.

Operating expenses.  For the year ended December 31, 2006, U.S. operating expenses increased $0.8 million. The following summarizes the Company’s U.S. operating expenses (in millions).

			Change
	2006	2005	Dollars	Percent

Compensation and benefits	$264.3	$244.8	$19.5	8%
Purchased services	82.8	84.6	(1.8)	(2)%
Fuel	140.8	123.8	17.0	14%
Equipment costs	82.7	68.9	13.8	20%
Depreciation and amortization	65.7	60.0	5.7	10%
Casualties and insurance	44.9	88.7	(43.8)	(49)%
Materials and other	78.9	88.5	(9.6)	(11)%

Total operating expenses	$760.1	$759.3	$0.8	0%

Compensation and benefits.  Compensation and benefits expense increased $19.5 million for the year ended December 31, 2006, compared to 2005, as the result of increased incentive compensation, annual salary increases, increased management headcount, and an increase in stock based compensation. Incentive compensation is tied to the financial results of the Company and accounted for about half of the increase. Stock based compensation increased partially as a result of the implementation of SFAS No. 123(R).

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

Fuel.  Fuel expense increased $17.0 million for the year ended December 31, 2006, compared to 2005, primarily as a result of a increases in the average price per gallon of fuel and increases in consumption due to higher volumes.

Equipment costs.  Equipment costs increased $13.8 million for the year ended December 31, 2006, compared to 2005, as a result of entering into two new locomotive lease agreements and new freight car leases during the year. This increase was offset by a decrease in car hire expense due to a reduction in the use of non-KCSR freight cars.

Depreciation and amortization.  Depreciation and amortization expense increased $5.7 million for the year ended December 31, 2006, compared to the same period in 2005, primarily due to an increase in assets placed into service during the year. This increase was partially offset by an updated depreciation study which was completed during the year and resulted in a reduction in expense in the 4th quarter.

Casualties and insurance.  Casualties and insurance expense decreased $43.8 million for the year ended December 31, 2006, compared to 2005. During the third quarter of 2005, the Company recorded a large pre-tax charge for personal injury liabilities based upon an actuarial study in 2005. The remaining decrease in 2006 was primarily driven by a lower number of incidences as well as a decrease in the severity of derailments during the year compared to the prior year.

Materials and other.  Other expense decreased $9.6 million for the year ended December 31, 2006, compared to 2005 primarily due to an increase in the reimbursement from the Mexico segment for shared service expenses paid by the U.S. segment during 2006. This was offset by an increase in materials and supplies primarily reflecting significant price increases for replacement freight car wheels.

Mexico Segment.

KCS acquired a controlling interest in KCSM effective April 1, 2005. The 2005 results reflect charges and costs associated with the acquisition, as well as the effect of valuation adjustments as required by purchase accounting. Since April 1, 2005, the financial results of KCSM have been consolidated into KCS. Prior to that date, the investment for KCSM was accounted for under the equity method. Although not consolidated prior to April 1, 2005, pro forma revenue information presented below includes KCSM results for the first quarter of 2005 as if the change of control had occurred on January 1, 2005. Due to the acquisition, as well as the valuation adjustments required from purchase accounting, the expense information below is only presented for the nine months ended December 31, 2005. Accounting policies for KCSM prior to the acquisition were materially consistent with U.S. operations, however, certain adjustments have been made to the results presented for comparability.

Revenues.  The following table summarizes consolidated Mexico revenues, including the revenues (in millions) and carloads statistics (in thousands), for the years ended December 31, 2006 and 2005. Certain prior period amounts have been reclassified to reflect changes in the business groups and conform to the current period presentation.

	Revenues				Carloads and Intermodal Units
		Pro Forma	Change			Pro Forma	Change
	2006	2005(i)	Dollars	Percent	2006	2005(i)	Units	Percent

General commodities:
Chemical and petroleum	$127.9	$117.4	$10.5	9%	80.4	80.7	(0.3)	(0)%
Forest products and metals	247.9	224.7	23.2	10%	235.2	249.4	(14.2)	(6)%
Agriculture and minerals	195.0	179.1	15.9	9%	145.0	141.4	3.6	3%

Total general commodities	570.8	521.2	49.6	10%	460.6	471.5	(10.9)	(2)%
Intermodal and automotive	162.4	169.1	(6.7)	(4)%	312.0	328.5	(16.5)	(5)%
Coal	20.8	14.6	6.2	42%	24.9	21.2	3.7	17%

Carload revenues, units and intermodal units	754.0	704.9	49.1	7%	797.5	821.2	(23.7)	(3)%

Other revenue	20.0	12.7	7.3	57%

Total revenues(ii)	$774.0	$717.6	$56.4	8%

(i) The 2005 proforma revenues include revenues from the three month period January 1, 2005 to March 31, 2005, as if the change in control had occurred on January 1, 2005
(ii) Included in revenues:

Fuel surcharge	$43.7	$29.5

Revenues for the year ended December 31, 2006 totaled $774.0 million compared to $717.6 million for the year ended December 31, 2005, which represented an increase of $56.4 million. Revenues increased despite a decrease in carloads mainly due to a reduction in the movement of finished vehicles for exportation. The increase in 2006 was mainly attributable to targeted rate increases and fuel surcharge. Carloads are a standard measure used by KCS to determine the volume of traffic transported over its rail lines. Imports into Mexico from the U.S., Canada and overseas represented approximately 56.3% and 56.2% of total revenues in 2006 and 2005, respectively. Approximately 80% of total revenues in 2006 were attributable to international freight.

Chemical and petroleum.  Revenues increased $10.5 million in 2006 primarily due to price increases and fuel surcharge revenue volumes remained flat compared to the same period in 2006.

Forest products and metals.  Revenues increased $23.2 million in 2006 compared to 2005, primarily due to price strategies, longer hauls and increased fuel surcharge. Targeted rate increases were implemented in 2006 for movements of steel slabs and steel coil imports. Increased revenue was seen from longer hauls to

Laredo as a result of a customer’s relocation of its distribution center from Zacatecas to Tuxtepec. Increases in the number of cross border paper imports were seen during the year as well.

Agriculture and minerals.  Revenues from agriculture products increased $15.9 million compared to 2005 primarily as a result of targeted rate increases and fuel surcharges. Volume increases in corn and sugar were partially offset by reductions in import shipments of soybeans, sorghum and wheat products. Revenues also grew due to an embargo on Ferromex lines. The fructose market increased and continued to grow without quotas on imports. The revenue increase has been favorable with movements of grain and products from U.S. origin to destinations on the KCSM lines. These increases were negatively affected by a reduction of volumes of sand and clay products, and lower traffic in route from Jaltipan to Queretaro, due to dwell times at Ferrovalle. Additionally, revenues were also affected by the reduction in consumption of limestone in Lázaro Cárdenas during the second quarter 2006.

Intermodal and automotive.  Intermodal revenue increased $7.9 million during 2006 compared to 2005, as a result of increased numbers of steamship carriers that call at the port of Lázaro Cárdenas and consistent transit times on intermodal trains, which partially offset the overall decrease in the intermodal and automotive category. Automotive revenue decreased $14.6 million in 2006 compared to 2005, as a result of a reduction in the movement of finished vehicles for exportation to the U.S. and Canadian markets. Additionally, the movements of importation of finished vehicles, as well as the domestic distribution of these vehicles, have declined due to the logistics of their transportation.

Coal.  For the year ended December 31, 2006, coal revenues increased $6.2 million compared to 2005. This increase was mainly due to petcoke volume recovery in 2006 and it reflects the price strategies, longer hauls and increases in fuel surcharges over the prior period.

Operating expenses.  The following summarizes Mexico’s operating expenses (in millions).

	For the Year	Nine
	Ended	Months Ended
	December 31,	December 31,	Change
	2006	2005	Dollars	Percent

Compensation and benefits	$129.3	$136.7	$(7.4)	(5)%
Purchased services	131.0	108.7	22.3	21%
Fuel	112.8	83.1	29.7	36%
Equipment costs	97.0	80.9	16.1	20%
Depreciation and amortization	89.3	67.1	22.2	33%
Casualties and insurance	8.5	14.7	(6.2)	(42)%
Materials and other	27.4	38.5	(11.1)	(29)%

Total operating expenses	$595.3	$529.7	$65.6	12%

Compensation and benefits.  For the year ended December 31, 2006, salaries, wages, employee benefits and employee statutory profit sharing expense decreased $7.4 million compared to the nine months ended December 31, 2005. For the three month period prior to the acquisition of KCSM, compensation and benefits expense was $29.3 million. The decrease reflects the result of four Supreme Court decisions in May of 2005 which denied the deductibility of NOL’s in a company’s profit sharing liability calculation. As a result of these court rulings, the Company wrote down the deferred profit sharing asset associated with these NOL’s during 2005, which resulted in a non-cash charge to income. Additionally, the Company had reductions in headcount which were partially offset by salary increases and an increase in wages and fringe benefits resulting from labor negotiations in July 2006.

Purchased services.  Purchased services increased $22.3 million in 2006 compared to the nine months ended December 31, 2005. For the three month period prior to the acquisition of KCSM, purchased services expense was $36.8 million. The net decrease is due to certain trackage rights that were not used during 2006, resulting in a cost reduction, amortization of deferred credits established in connection with the purchase accounting and additional capitalization of certain overhead costs, as well as reduced purchased services during this year. These decreases were slightly offset by increases in management and professional fees during 2006.

Fuel.  Fuel expenses increased $29.7 million in 2006 compared to the nine months ended December 31, 2005. For the three month period prior to the acquisition of KCSM, fuel expense was $23.2 million. The increase is primarily due to the increase in the average price per gallon of fuel compared to the prior period.

Equipment costs.  Equipment costs increased $16.1 million compared to the nine months ended December 31, 2005. For the three month period prior to the acquisition of KCSM, equipment costs expense was $21.5 million. The net decrease was attributed mainly to a reduction in the use of non-KCSM freight cars as a result of operations improvement. This decrease was partially offset by the amortization of certain deferred charges and credits established in connection with purchase accounting adjustments related to the value of operating leases for freight cars.

Depreciation and amortization.  Depreciation and amortization expenses in 2006 increased by $22.2 million compared to the nine months ended December 31, 2005. For the three month period prior to the acquisition of KCSM, depreciation expense was $21.8 million.

Casualties and insurance.  During 2006, casualties and insurance decreased $6.2 million, compared to the nine months ended December 31, 2005. For the three month period prior to the acquisition of KCSM, casualties and insurance expense was $2.3 million. The decrease was primarily the result of lower costs associated with derailments compared to activity that occurred during the second and third quarter of 2005.

Materials and other.  Materials and other expenses decreased $11.1 million compared to the nine months ended December 31, 2005. For the three month period prior to the acquisition of KCSM, materials and other expense was $8.9 million. The decrease primarily reflects lower bad debt expense as compared to 2005, the recognition of transition costs in 2005, a charge due to the revaluation of inventory parts associated with the maintenance of a former catenary line in the second quarter 2005 and losses on sale on property prior to adoption of the mass asset group method of depreciation.

Consolidated Non-Operating Expenses.

Consolidated Interest Expense.  Consolidated interest expense increased $33.7 million for the year ended December 31, 2006, which primarily reflects the additional three months of KCSM interest expense in 2006. The remaining difference was due to higher average balance as well as increased interest rates on floating rate debt in the year.

Consolidated Debt Retirement Costs.  Consolidated debt retirement costs increased $0.4 million for the year ended December 31, 2006, compared to the year ended December 31, 2005. During the year ended December 31, 2006, KCSR entered into an amended and restated credit agreement and wrote off $2.2 million of unamortized debt issuance costs and KCSM refinanced its 10.25% senior notes and wrote off $2.6 million of unamortized debt issuance costs. For the year ended December 31, 2005, $4.4 million in unamortized debt issuance costs were written off in connection with the refinancing of KCSM’s 11.75% debentures and its first amended and restated credit agreement.

Foreign Exchange.  For the year ended December 31, 2006, the foreign exchange loss was $3.7 million compared to a gain of $3.5 million for the 2005 period due to fluctuations in the U.S. dollar versus the Mexican peso exchange rate.

Equity in Net Earnings of Unconsolidated Affiliates.  Equity in earnings from unconsolidated affiliates was $7.3 million for the year ended December 31, 2006, compared to $2.9 million for the year ended December 31, 2005. Significant components of this change follow:

•	Equity in losses from the operations of PCRC was $1.0 million for the year ended December 31, 2006, compared to $1.7 million for the same period in 2005. The decrease in losses of $0.7 million is the result of higher volumes than the prior year period.

•	Equity in earnings of Southern Capital was $5.4 million for the year ended December 31, 2006, compared to $2.8 million for the same period in 2005. The $2.6 million increase in earnings is the result of a reduction in depreciation expense as a majority of the locomotives owned by Southern Capital became fully depreciated during the year.

•	KCSM’s equity in earnings of FTVM was $2.9 million for the year ended December 31, 2006, compared to $2.9 million for the same period in 2005.

•	Equity in losses of KCSM was $1.0 million for the year ended December 31, 2005.

Other Income.  Other income increased $5.4 million for the year ended December 31, 2006, primarily due to the sale of land and other long term assets that were not associated with KCS’s railroad operations during 2006.

Consolidated Income Tax Provision (Benefit).  For the year ended December 31, 2006, KCS’ income tax expense was $45.4 million, as compared to a $7.1 million benefit, a change of $52.5 million for the year ended December 31, 2005. The effective tax rate increased from (9.3%) to 29.4% for the years ended December 31, 2005 and 2006, respectively. This increase was primarily attributable to the absence of one-time items such as the non-taxable VAT/Put settlement which occurred in 2005 and the 2005 write-off of deferred profit sharing in Mexico.

LIQUIDITY AND CAPITAL RESOURCES

Overview

KCS’s primary uses of cash are to support operations; maintain and improve its railroad and information systems infrastructure; pay debt service and preferred stock dividends; acquire new and maintain existing locomotives, rolling stock, and other equipment used in the operations of KCS; and meet other obligations. See “Cash Flow Information and Contractual Obligations” below.

As of December 31, 2007, KCS has a debt capitalization ratio (total debt as a percentage of total debt plus equity) of 50.4 percent. Its primary sources of liquidity are cash flows generated from operations, borrowings under its revolving credit facilities and access to debt and equity capital markets. Although KCS has had more than adequate access to the capital markets, as a highly leveraged company, the financial terms under which funding is obtained often contain restrictive covenants. The covenants constrain financial flexibility by restricting or prohibiting certain actions, including the ability to incur additional debt for any purpose other than refinancing existing debt, create or suffer to exist additional liens, make prepayments of particular debt, pay dividends on common stock, make capital investments, engage in transactions with stockholders and affiliates, issue capital stock, sell certain assets, and engage in mergers and consolidations or in sale-leaseback transactions. On December 31, 2007, total available liquidity (the unrestricted cash balance plus revolving credit facility availability) was approximately $122 million. Year end liquidity was reduced by about $118 million related to the acquisition of 55 new locomotives by KCSM. A portion of the purchase price of these locomotives will be financed with debt in early 2008, increasing available liquidity by about $98 million.

As a result of KCS acquiring a controlling interest in KCSM, KCSM has become subject to the terms and conditions of the indentures governing KCSR’s two senior notes issues. The restrictive covenants of these indentures limit the ability of KCSM to incur additional debt for any purpose other than the refinancing of existing debt and certain new asset financing.

The Company believes, based on current expectations, that cash and other liquid assets, operating cash flows, access to capital markets, and other available financing resources will be sufficient to fund anticipated operating, capital and debt service requirements and other commitments through 2008. However, KCS’ operating cash flow and financing alternatives can be unexpectedly impacted by various factors, some of which are outside of its control. For example, if KCS was to experience a substantial reduction in revenues or a substantial increase in operating costs or other liabilities, its operating cash flows could be significantly reduced. Additionally, the Company is subject to economic factors surrounding capital markets and its ability to obtain financing under reasonable terms is subject to market conditions. Recent capital market volatility and the tightening of market liquidity could impact KCS’ access to capital. Further, KCS’ cost of debt can be impacted by independent rating agencies, which assign debt ratings based on certain credit measurements such as interest coverage and leverage ratios.

As of December 31, 2007, Standard & Poor’s Rating Service (“S&P”) rated the senior secured debt as BB, the senior unsecured debt as B, and the preferred stock as CCC+. S&P also maintained a corporate rating on KCS of B+ and gave KCS a developing outlook, which the Company believes is positive. Moody’s Investor Service (“Moody’s”) rated the senior secured debt as Ba2, the senior unsecured debt of KCSR as B3, the senior unsecured debt of KCSM as B2, and the preferred stock as Caa1. Moody’s also maintained a probability of default rating on KCS of B2 and gave KCS a stable outlook.

Long Term Debt and Credit Facility Activity.

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

On January 31, 2007, KCS provided written notice to the lenders under KCSR’s Amended and Restated Credit Agreement dated as of April 28, 2006 (the “2006 Credit Agreement”) of certain representation and other defaults under the 2006 Credit Agreement arising from the potential defaults which existed under the KCSR indentures governing the Notes as described in the previous paragraph. These defaults limited KCSR’s access to the revolving credit facility. In its notice of default, the Company also requested that the lenders waive these defaults. On February 5, 2007, the Company received a waiver of such defaults from all of the lenders under the 2006 Credit Agreement. The Company is currently not in default of the 2006 Credit Agreement and has access to the revolving credit facility. At December 31, 2007, advances under the revolving credit facility were $120.0 million, with $5.0 million remaining available under the facility.

On May 16, 2007, KCSM issued $165.0 million principal amount of new 7 3/8% senior unsecured notes due June 1, 2014 (the “7 3/8% Senior Notes”). The 7 3/8% Senior Notes are denominated in U.S. dollars, bear interest semiannually at a fixed annual rate of 7 3/8% and are unsecured, unsubordinated obligations and rank pari passu in right of payment with KCSM’s existing and future unsecured, unsubordinated obligations. KCSM used the net proceeds from the issuance of the 7 3/8% Senior Notes, together with a $30.0 million bank term loan and available cash on hand, as necessary, to pay the principal, applicable premium and expenses associated with the redemption of KCSM’s 12 1/2% Senior Notes due 2012. The 7 3/8% Senior Notes are redeemable at KCSM’s option, in whole but not in part, at 100% of their principal amount, plus any accrued and unpaid interest, at any time in the event of certain changes in Mexican tax law, and in whole or in part, on or after June 1, 2011, at the redemption price set forth in the indenture under which the 7 3/8% Senior Notes were issued, subject to certain limitations. The 7 3/8% Senior Notes include certain covenants that restrict, limit or prohibit certain actions.

On May 31, 2007, KCSR entered into Amendment No. 1 to the 2006 Credit Agreement which provides for a new $75.0 million term loan facility (the “Term Loan C Facility”) with a final maturity date of April 28, 2013. The 2006 Credit Agreement, however, provides for an earlier termination date that is 90 days prior to the earliest final maturity date of any outstanding 9 1/2% Notes and 7 1/2% Notes unless the 2006 Credit Agreement facilities are rated at least Ba3 by Moody’s and BB+ by S&P in each case, with at least stable outlooks, or prior to such date, the 9 1/2% Notes and 7 1/2% Notes have been refinanced in full, or an amount sufficient to indefeasibly repay such 9 1/2% Notes and 7 1/2% Notes has been deposited with the applicable note trustee. The earliest final maturity date of the 9 1/2% Notes and 7 1/2% Notes is currently October 1, 2008. Based upon the aforementioned termination provision, the rating criteria of S&P have not been met resulting in a maturity date of July 3, 2008. The Company intends to refinance the 9 1/2% Notes prior to such date. During the third quarter of 2007, the Company reclassified the obligations outstanding under the 2006 Credit Agreement from long term debt to current debt and as of December 31, 2007, the obligations reclassified from long term debt to current debt totaled $437.1 million. The Term Loan C Facility bears interest at either LIBOR plus 150 basis points or an alternative base rate plus 50 basis points. Proceeds from advances under the Term Loan C Facility were used to reduce amounts outstanding under KCSR’s revolving credit facility under the 2006 Credit Agreement. Except as amended and supplemented by Amendment No. 1, all terms of the 2006 Credit Agreement remain in full force and effect.

On June 14, 2007, KCSM entered into a new credit agreement, (the “2007 KCSM Credit Agreement”), in an aggregate amount of up to $111.0 million, consisting of a revolving credit facility of up to $81.0 million, and a term loan facility of up to $30.0 million with Bank of America, N.A., BBVA Bancomer, S.A., Institución de Banca Múltiple, and the other lenders named in the 2007 KCSM Credit Agreement. KCSM used the proceeds from the 2007 KCSM Credit Agreement to pay (a) all amounts outstanding under KCSM’s Credit Agreement dated October 24, 2005, (the “2005 KCSM Credit Agreement”), and to pay all fees and expenses related to the refinancing of the 2005 KCSM Credit Agreement, (b) to pay all amounts outstanding in respect of KCSM’s 10 1/4% Senior Notes due 2007, (c) to refinance a portion of KCSM’s 12 1/2% Senior Notes due 2012, (d) to pay all amounts outstanding under KCSM’s Bridge Loan Agreement dated April 30, 2007, and (e) for general corporate purposes. The maturity date for the revolving credit facility is December 30, 2011, and the maturity date for the term loan facility is June 29, 2012. The 2007 KCSM Credit Agreement contains covenants that restrict, limit or prohibit certain actions that are customary for these types of agreements. In addition, KCSM must meet certain consolidated interest coverage ratios, consolidated leverage ratios, and fixed charge coverage ratios. KCSM is not currently in default of the 2007 KCSM Credit Agreement and has access to the revolving credit facility. At December 31, 2007, advances under the revolving credit facility were $20.0 million, with $61.0 million remaining available under the facility.

On December 19, 2007, KCSM entered into Amendment and Waiver No. 1 to the 2007 KCSM Credit Agreement (“KCSM Amendment and Waiver No. 1”) to modify certain terms to permit KCSM to finance the acquisition of new locomotives by incurring indebtedness on an accelerated basis as compared to the original terms contained in the 2007 KCSM Credit Agreement. The KCSM Amendment and Waiver No. 1 also waives certain prospective defaults under the 2007 KCSM Credit Agreement as of the quarter ended December 31, 2007, as a result of the acquisition of the new locomotives in the fourth quarter of 2007, in order to permit the Company sufficient time to complete its financing of the new locomotives.

Cash Flow Information and Contractual Obligations.

Summary cash flow data follows (in millions):

	2007	2006	2005

Cash flows provided by (used for):
Operating activities	$381.5	$267.5	$178.8
Investing activities	(380.5)	(166.0)	(289.5)
Financing activities	(24.5)	(53.6)	103.2

Net increase (decrease) in cash and cash equivalents	(23.5)	47.9	(7.5)
Cash and cash equivalents beginning of year	79.0	31.1	38.6

Cash and cash equivalents end of period	$55.5	$79.0	$31.1

During 2007, the consolidated cash position decreased $23.5 million due to capital expenditures, payments made under the Settlement Agreement with TMM, and the payment of preferred stock dividends in arrears, partially offset by increased operating income. Included in capital expenditures is approximately $118.0 million for locomotives purchased through December 2007, of which the Company intends to finance approximately $98.0 million in the first quarter of 2008. During 2006, the consolidated cash position increased $47.9 million due to increased operating income which was partially offset by additional payments for the acquisition of KCSM and the refinancing and repayment of debt.

KCS’ cash flow from operations has historically been positive and sufficient to fund operations, roadway capital expenditures, other capital improvements and debt service. External sources of cash (principally bank debt, public debt, preferred stock and leases) have been used to refinance existing indebtedness and to fund acquisitions, new investments and equipment additions.

Operating Cash Flows.  The following summarizes consolidated operating cash flow information (in millions):

	2007	2006	2005

Net income	$153.8	$108.9	$100.9
Depreciation and amortization	160.2	155.0	127.7
Deferred income taxes	66.3	41.0	(17.3)
Equity in undistributed earnings of unconsolidated affiliates	(11.4)	(7.3)	(2.9)
Share-based and other deferred compensation	9.0	10.2	42.6
VAT/Put settlement gain	—	—	(131.9)
Minority interest	0.4	0.3	(17.8)
Distributions from unconsolidated affiliates	4.0	4.5	8.3
Loss (gain) on sale of assets	(5.7)	(7.8)	1.0
Excess tax benefit from share-based compensation	(2.4)	(0.2)	—
Debt retirement costs	6.9	4.8	4.4
Changes in working capital items	8.0	(24.5)	45.9
Other, net	(7.6)	(17.4)	17.9

Net cash flow provided by operating activities	$381.5	$267.5	$178.8

Net operating cash flows for 2007 increased $114.0 million to $381.5 million compared to $267.5 million in 2006. The increase in operating cash flows was primarily attributable to better operating performance and changes in working capital balances relating to the timing of payments and receipts. Net operating cash flows for 2006 increased $88.7 million to $267.5 million compared to $178.8 million in 2005. This increase in operating cash flows was primarily attributable to better operating performance and the consolidation of KCSM for twelve months in 2006 as compared to nine months in 2005. The increase was partially offset by changes in working capital balances relating to the timing of payments and receipts.

Investing Cash Flows.  Net investing cash outflows were $380.5 million and $166.0 million during 2007 and 2006, respectively. This $214.5 million increase was related to increased capital expenditures, decreased property sales proceeds and proceeds from loans to affiliates. Net investing cash outflows for 2006 decreased $123.5 million as compared to 2005, which was related to decreased capital expenditures, increased property sales proceeds and the receipt of the MSLLC investment from NS.

Financing Cash Flows.  Financing cash inflows were derived from the issuance of long-term debt, including borrowings under the revolving credit facilities, the issuance of preferred stock and proceeds from the issuance of common stock under employee stock plans. Financing cash outflows were used for the repayment of debt, the repurchase of KCS’ common stock, the payment of dividends on KCS’ preferred stock and the payment of debt and preferred stock issuance costs. Financing cash flows for 2007, 2006, and 2005 were as follows:

•	Financing cash outflows for 2007 were $24.5 million, resulting primarily from the costs associated with refinancing debt and preferred stock dividend payments. During 2007, KCSM issued $165.0 million of 7 3/8% senior unsecured notes and used the proceeds, together with a $30.0 million new term loan, to redeem the KCSM 12 1/2% Senior Notes and associated premium and expenses. KCSR entered into an amendment to the 2006 Credit Agreement for a new $75.0 million term loan facility and used the proceeds to reduce amounts outstanding under KCSR’s revolving credit facility under the 2006 Credit Agreement. KCSM entered into a new credit agreement for a $30.0 million term loan facility and a revolving credit facility of up to $81.0 million. KCSM used the proceeds to repay all amounts outstanding under the 2005 KCSM Credit Agreement, to refinance a portion of the 12 1/2% Senior Notes, to pay costs associated with these refinancings and to pay the remaining amounts outstanding in respect of the KCSM’s 10 1/4% Senior Notes.

•	Financing cash outflows for 2006 were $53.6 million, resulting primarily from the repayment of short and long term debt, including amounts related to the KCSM acquisition, and the costs associated with refinancing debt. During 2006, KCSR entered into a new $371.1 million amended and restated credit agreement and used the proceeds to repay all amounts outstanding under the previous credit agreement. KCS also borrowed a net amount of $27.5 million under the Tex-Mex RRIF loan, repaid a net amount of $2.0 million under the KCSR revolving credit facility and repaid other amounts. KCSM issued $175.0 million of 7 5/8% senior unsecured notes and used the proceeds to purchase $146.0 million of its 10 1/4% senior unsecured notes and repay $29.0 million under its term loan facility. KCSM also used cash on hand to repay all amounts outstanding under its revolving credit facility.

•	Financing cash flows for 2005 were $103.2 million, resulting primarily from borrowings under the revolving credit facilities. During 2005 KCS issued $210.0 million of preferred stock and the net proceeds were used to repurchase 9.0 million shares of KCS common stock. KCS also assumed debt under a purchase agreement for 75 locomotives, of which $24.3 million was outstanding at December 31, 2005, borrowed $21.7 million under the Tex-Mex RRIF loan, and had borrowings of $92.0 million outstanding at December 31, 2005 under the KCSR revolving credit facility. KCSM issued $460.0 million of 9 3/8% senior unsecured notes, and entered into a $106.0 million credit facility. The proceeds from these last two financings were used by KCSM to repay $443.5 million of senior discount debentures, $31.0 million under a bridge loan, the remaining balance of $67.5 million under the previous credit facility and the costs associated with the transactions.

•	Proceeds from the sale of KCS common stock pursuant to employee stock plans were $0.7 million, $8.6 million, and $1.7 million in 2007, 2006, and 2005, respectively.

•	Payment of preferred stock cash dividends were $23.3 million, $4.3 million and $8.7 million in 2007, 2006, and 2005, respectively. Dividends of approximately $0.2 million were paid each year on the 4.0% noncumulative preferred stock; approximately $15.0 million, $2.1 million and $8.5 million of dividends were paid in 2007, 2006, and 2005, respectively, on the Series C Preferred Stock; and approximately $8.1 million and $2.0 million of dividends were paid in 2007 and 2006, respectively, on the Series D Preferred Stock. All cumulative dividends in arrears were paid February 15, 2007.

Contractual Obligations.  The following table outlines the material obligations under long-term debt, operating lease and other contractual commitments on December 31, 2007 (in millions). Typically, payments for operating leases, other contractual obligations and interest on long-term debt are funded through operating cash flows. Principal payment obligations on long-term debt are typically refinanced by issuing new long-term debt. If operating cash flows are not sufficient, funds received from other sources, including borrowings under revolving credit facilities and proceeds from property and other asset dispositions might also be available.

These obligations are customary transactions similar to those entered into by others in the transportation industry. KCS anticipates refinancing certain parts of the long-term debt prior to maturity.

	Payments Due by Period
		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 years

Long-term debt (including interest and capital lease obligations)	$2,239.7	$778.9	$369.7	$646.3	$444.8
Operating leases	1,259.9	147.4	266.2	229.5	616.8
FIN 48 obligations	32.6	7.8	20.0	4.8	—
Capital expenditure obligations(i)	606.0	111.0	237.0	258.0	—
Other contractual obligations(ii)	430.0	75.4	95.3	98.6	160.7

Net periodic cost (benefit) recognized	$4,568.2	$1,120.5	$988.2	$1,237.2	$1,222.3

(i)	Capital expenditure obligations include minimum capital expenditures under the KCSM Concession agreement.

(ii)	Other contractual obligations include purchase commitments and certain maintenance agreements.

In the normal course of business, the Company enters into long-term contractual requirements for future goods and services needed for the operations of the business. Such commitments are not in excess of expected requirements and are not reasonably likely to result in performance penalties or payments that would have a material adverse effect on the Company’s liquidity.

The Company is party to five utilization leases covering 987 railcars where car hire revenue as defined in the lease agreements is shared between the lessor and the Company. The leases expire at various times through 2015. Amounts that may be due to lessors under these utilization leases vary from month to month based on car hire rental with the minimum monthly cost to the Company being zero. Accordingly, the utilization leases have been excluded from contractual obligations above.

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

KCSR holds a fifty percent interest in PCRC. PCRC, as described in Note 3 to the Consolidated Financial Statements in Item 8 of this Form 10-K, was awarded a concession to reconstruct and operate the Panama Canal Railway, a 47-mile railroad that provides international container shipping companies with a railway transportation option across the Isthmus of Panama.

On November 2, 2007, PCRC completed an offering of $100 million of 7% Senior Secured Notes due November 2026 (the “Notes”). The Notes are senior obligations of PCRC, secured by certain assets of PCRC. KCSR has pledged its shares of PCRC as security for the Notes. The Notes are otherwise non-recourse to KCS. The Company has agreed to indemnify Mi-Jack Products, Inc, (“Mi-Jack”), the other 50% owner of PCRC, for half of any claims made on a $9.6 million letter of credit obtained by Mi-Jack to partially fund a debt service reserve account and to fund a liquidity account, each of which was established by PCRC in connection with the issuance of the Notes. The Company is also a guarantor for approximately $0.3 million of an equipment loan and has issued four irrevocable standby letters of credit totaling approximately $3.0 million to fulfill the Company’s fifty percent guarantee of other equipment loans at PCRC.

Capital Expenditures.

Capital improvements for track structure and other road property have historically been funded with cash flows from operations; however during 2005, KCS used borrowings under its revolving credit facility to fund an expanded capital expenditure program. KCS has historically used internally generated cash flows or lease financing for equipment acquisition.

The following table summarizes cash capital expenditures by type for the consolidated operations for the year ended December 31, 2007 and 2006, respectively, and KCSR and Mexrail for the year ended 2005, including KCSM for the last nine months of 2005 (in millions).

	2007	2006	2005

Maintenance of Way Track	$128.1	$74.8	$98.2
Other	34.4	25.6	35.0

Total maintenance of way	162.5	100.4	133.2
Maintenance of equipment	40.3	40.4	31.7
Transportation capacity	47.4	70.7	64.4
Locomotive acquisitions	127.2	—	18.4
Information technology	12.3	15.4	18.1
Other	20.8	14.9	9.9

Total capital expenditures	$410.5	$241.8	$275.7

For 2008, internally generated cash flows, use of the revolving credit facilities as needed, equipment secured debt, as well as a potential loan under the Railroad Rehabilitation and Improvement Financing Program, currently in the application review process by the Federal Railroad Administration, are expected to fund cash capital expenditures, currently estimated at approximately $500 million.

Maintenance and Repairs.

KCS, like other railroads, is required to maintain as well as self-fund the maintenance of its infrastructure and equipment. Portions of roadway and equipment maintenance costs are capitalized and other portions are expensed (as components of Materials and other and Purchased services), as appropriate. Maintenance and capital improvement programs are in conformity with GAAP as well as with the standards recognized within the rail industry and related regulatory agencies. KCS expects to continue funding roadway and equipment maintenance expenditures with internally generated cash flows.

Capital Structure.

Components of the capital structure follow (in millions):

	2007	2006

Debt due within one year	$650.9	$92.8
Long-term debt	1,105.0	1,664.2

Total debt	1,755.9	1,757.0
Stockholders’ equity	1,726.3	1,582.4

Total debt plus equity	$3,482.2	$3,339.4

Shelf Registration Statements and Public Securities Offerings.

KCS has one current shelf registration statement on file with the SEC (the “Universal Shelf” — Registration No. 333-130112). The Universal Shelf was filed on December 2, 2005 in accordance with the securities offering reform rules of the SEC that allow “well-known seasoned issuers” to register an unspecified amount of different types of securities on an immediately effective Form S-3 registration statement. The Universal Shelf will expire on December 2, 2008. On December 9, 2005, the Company completed the sale and issuance of 210,000 shares of its Series D Preferred Stock pursuant to the Universal Shelf. There remains an unspecified amount of securities available under the Universal Shelf.

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

Capitalization and Depreciation of Property and Equipment.

Due to the extremely capital intensive nature of the railroad industry, maintenance and depreciation of property and equipment is a substantial operating expense for KCS and the railroad industry as a whole. KCS capitalizes costs relating to additions and replacements of property and equipment, including certain overhead costs representing the indirect costs associated with capital projects. Overhead factors are periodically reviewed and adjusted to reflect current costs using the full absorption method. Overhead costs are depreciated using the mass asset group method of accounting consistent with industry standards and rules established by the STB.

The cost of property and equipment normally retired, less salvage value, is charged to depreciation expense over the estimated life of the operating assets using asset group straight-line rates. The STB approves the depreciation rates used by KCSR (excluding the amortization of computer software) but not for KCSM. Both KCSR and KCSM periodically conduct studies of depreciation rates for property and equipment and implements appropriate changes. These processes for KCSR and KCSM substantially conform with each other.

These studies take into consideration the historical retirement experience of homogeneous assets within a certain category of group assets (e.g., ties, rail, box cars, covered hoppers, etc.), the current condition of assets, past and current maintenance practices, potential changes in technology and maintenance, estimated salvage value, and industry regulations. For all other consolidated subsidiaries, depreciation is derived based upon the asset value in excess of estimated salvage value using the straight-line method over the estimated useful lives of the assets.

Depreciation for property and equipment is based upon estimates of the useful lives of assets as well as their net salvage value at the end of their useful lives. Estimation of the useful lives of assets that are long-lived as well as their salvage value requires significant management judgment. Accordingly, management believes that accounting estimates related to depreciation expense are critical.

Currently, KCSR and KCSM depreciate property and equipment and capitalized leases generally over a range of 3 to 50 years depending upon the estimated life of the particular asset or asset group. In addition to the adjustment to rates as a result of the depreciation studies, certain other events could occur that would materially affect the Company’s estimates and assumptions related to depreciation. Unforeseen changes in operations or technology could substantially alter management’s assumptions regarding KCS’ ability to realize the return of its investment in operating assets and, therefore, affect the amount of depreciation expense to charge against both current and future revenues.

Because depreciation expense is a function of statistical studies made of property, plant and equipment, subsequent studies could result in different estimates of useful lives and net salvage values. If future depreciation studies yield results indicating that the assets have shorter lives as a result of obsolescence, physical condition, changes in technology or changes in net salvage values, the estimate of depreciation expense could increase. Likewise, if future studies indicate that assets have longer lives, the estimate of depreciation expense could decrease.

KCSR Depreciation Review.  During the year ended December 31, 2006, KCSR engaged a civil engineering firm to assist management in evaluating depreciation rates for property and equipment. The study centered on evaluating historical replacement patterns to assess future lives and indicated that KCSR was depreciating its property over shorter periods than the assets were actually used. The effect of this change in estimate was a $3.0 million decrease in depreciation expense for the year ended December 31, 2006.

KCSM Depreciation Review.  For the year ended December 31, 2005, KCSM adopted the mass asset group depreciation method for consistency with KCSR. In order to assist management with the change to the group method, KCSM engaged a civil engineering firm to conduct a study of depreciation rates for property and equipment. The study centered on evaluating historical replacement patterns to assess future lives and indicated that KCSM was depreciating its property over shorter periods than the assets were actually used. As a result, depreciation expense recorded in the fourth quarter of 2005 reflected an adjustment totaling $5.5 million, to reduce depreciation expense as recorded in the second and third quarter of 2005. Unlike KCSR, KCSM depreciation rates are not subject to the approval of the STB and the changes to the depreciation rates, as a result of the study, were applied in 2005. Concession rights and related assets are amortized over the useful lives as determined by the KCSM depreciation study.

Depreciation and amortization expense for the year ended December 31, 2007 was $160.2 million. A one percent change in the average life of all group assets would result in a $1.4 million change to the Company’s depreciation expense.

Provision for Environmental Remediation.

As further described in Note 11 to the Consolidated Financial Statements in Item 8 of this Form 10-K, the Company’s operations are subject to extensive federal, state and local environmental laws and regulations in the U.S. and Mexico. KCS conducts studies, as well as site surveys, to determine the extent of environmental remediation necessary to clean up a site. These studies incorporate the analysis of internal and external environmental engineering staff and consultation with legal counsel. From these studies and surveys, a range of estimates of the costs involved is derived. These cost estimates are based on forecasts of the total future direct costs related to environmental remediation and change periodically as additional or better information becomes available as to the extent of site remediation required, if any. KCS accrues for the cost of remediation where the obligation is probable and such costs can be reasonably estimated.

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

Environmental remediation expense was $7.4 million and $3.1 million for the years ended December 31, 2007, and 2006, respectively and was included in casualties and insurance expense on the consolidated statements of income. Additionally, as of December 31, 2007, KCS had a liability for environmental remediation of $9.9 million. KCS’ environmental liabilities are not discounted. This amount was derived from a range of reasonable estimates based upon the studies and site surveys described above and in accordance with Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies” (“SFAS 5”). For

purposes of earnings sensitivity analysis, if the December 31, 2007 environmental reserve was adjusted (increased or decreased) by 10%, environmental expense would change by $0.9 million.

Provision for Casualty Claims.

Due to the nature of railroad operations, claims related to personal injuries and third party liabilities resulting from crossing collisions and derailments, as well as claims related to personal property damage and other casualties is a substantial expense to KCS. Claims are estimated and recorded for known reported occurrences as well as for incurred but not reported (“IBNR”) occurrences. Consistent with the general practice within the railroad industry, the estimated liability for these casualty expenses is actuarially determined on an undiscounted basis. In estimating the liability for casualty claims, KCS bases the estimate on an updated study of casualty reserves, which calculates an estimate using historical experience and estimates of claim costs as well as numerous assumptions regarding factors relevant to the derivation of an estimate of future claim costs.

Personal injury and other casualty claims are subject to a significant degree of uncertainty, especially estimates related to incurred but not reported personal injuries for which a party has yet to assert a claim. In deriving an estimate of the provision for casualty claims, management must make assumptions related to substantially uncertain matters (injury severity, claimant age and legal jurisdiction). Changes in the assumptions used for actuarial studies could have a material effect on the estimate of the provision for casualty claims. The most sensitive assumptions for personal injury accruals are the expected average cost per claim and the projected frequency rates for the number of claims that will ultimately result in payment. Management believes that the accounting estimate related to the liability for personal injuries and other casualty claims is critical to KCS’ results of operations. See also Note 11 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Based on the methods described above and information available as of December 31, 2007, the liability for personal injury casualty claims was $90.0 million. A 5% increase or decrease in either the expected average cost per claim or the frequency rate for claims with payments would result in an approximate $4.5 million increase or decrease in the Company’s recorded personal injury reserves.

For the years ended December 31, 2007 and 2006, casualty expense equaled $55.0 million and $33.8 million, respectively, and was included in casualties and insurance expense in the consolidated statements of income.

Provision for Income Taxes.

Deferred income taxes represent a substantial liability of KCS. For financial reporting purposes, management determines the current tax liability, as well as deferred tax assets and liabilities, in accordance with the liability method of accounting for income taxes as specified in Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes.” The provision for income taxes is the sum of income taxes both currently payable and deferred into the future. Currently payable income taxes represent the liability related to KCS’ U.S., state and Mexican income tax returns for the current year and anticipated tax payments resulting from income tax audits while the net deferred tax expense or benefit represents the change in the balance of deferred tax assets or liabilities as reported on the balance sheet. The changes in deferred tax assets and liabilities are determined based upon the changes in differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes as measured using the enacted tax rates that management estimates will be in effect when these differences reverse. In addition, the tax provision for Mexico is further complicated by the impacts of inflation as well as the exchange rate, both of which can have a significant impact on the calculation. In addition to estimating the future tax rates applicable to the reversal of tax differences, management must also make certain assumptions regarding whether tax differences are permanent or temporary. If the differences are temporary, management must estimate the timing of their reversal, and whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets of KCS. Accordingly, management believes that the estimate related to the provision for income taxes are critical to the Company’s results of operations.

For the year ended December 31, 2007, income tax expense totaled $67.1 million. For every 1% change in the 2007 effective rate, income tax expense would have changed by $2.2 million. For every 1% change in the Mexican inflation rate the tax expense would increase or decrease by $4.6 million. If the exchange rate used at the end of 2007 changed by 10 cents from 10.87 Mexican pesos to each U.S. dollar to 10.77 pesos per dollar, the tax expense would have decreased by $1.4 million.

OTHER MATTERS

Litigation.  The Company is a party to various legal proceedings and administrative actions, all of which are of an ordinary, routine nature and incidental to its operations. Included in these proceedings are various tort claims brought by current and former employees for job related injuries and by third parties for injuries related to railroad operations. KCS aggressively defends these matters and has established liability reserves that management believes are adequate to cover expected costs. Although it is not possible to predict the outcome of any legal proceeding, in the opinion of the Company’s management, other than those proceedings described in Note 11 to the Consolidated Financial Statements in Item 8 of this Form 10-K, such proceedings and actions should not, individually, or in the aggregate, have a material adverse effect on the Company’s financial condition.

Inflation.  U.S. generally accepted accounting principles require the use of historical cost, which does not reflect the effects of inflation on the replacement cost of property. Due to the capital intensive nature of KCS’ business, the replacement cost of these assets would be significantly larger than the amounts reported under the historical cost basis.

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

Interest Rate Sensitivity.  Floating-rate indebtedness totaled $487.1 million and $381.6 million at December 31, 2007 and 2006, respectively. Two credit agreements, each comprised of a revolving credit facility and a term loan facility, contain variable rate debt which accrues interest based on target interest indexes (London Interbank Offered Rate — “LIBOR” or an alternative base rate) plus an applicable spread, as set forth in each credit agreement. Given the balance of $487.1 million of variable rate debt at December 31, 2007, KCS is sensitive to fluctuations in interest rates. For example, a hypothetical 100 basis points increase in each of the respective target interest indexes would result in additional interest expense of $4.9 million on an annualized basis for the floating-rate instruments issued by the Company as of December 31, 2007.

Based upon the borrowing rates available to KCS and its subsidiaries for indebtedness with similar terms and average maturities, the fair value of debt was approximately $1,771.8 million at December 31, 2007 and $1,814.1 million at December 31, 2006, compared with a carrying value of $1,755.9 million and $1,757.0 million at December 31, 2007 and 2006, respectively.

Commodity Price Sensitivity.  As described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Matters — Derivative Instruments” of this Form 10-K, KCS periodically participates in diesel fuel purchase commitment and swap transactions. At December 31, 2007, KCS did not have any outstanding fuel swap agreements. The Company also holds fuel inventories for use in operations. These inventories are not material to KCS’ overall financial position. Fuel costs are expected to mirror market conditions in 2008, however, fuel cost are unpredictable and subject to a variety of factors outside the Company’s control. KCS also cushions the impact of increased fuel costs through fuel surcharge revenues from customers. Assuming annual consumption of 140 million gallons, a 10 cent change in the price per gallon of fuel would cause a $14.0 million change in operating expenses.

Foreign Exchange Sensitivity.  KCSM uses the dollar as its functional currency. Earnings from KCSM included in the Company’s results of operations reflect revaluation gains and losses that KCSM records in the process of translating certain transactions from pesos to dollars. Therefore, the Company has exposure to fluctuations in the value of the peso. While not currently utilizing foreign currency instruments to hedge KCS’ dollar investment in KCSM, existing alternatives are evaluated as market conditions and exchange rates fluctuate. For example, a hypothetical 10% increase in the US dollar to the Mexican peso exchange rate on net monetary assets of Ps.1,325.7 million would result in a translation loss of approximately $11.1 million and a 10% decrease in the exchange rate would result in a translation gain of approximately $13.5 million.

Item 8.	Financial Statements and Supplementary Data

All schedules are omitted because they are not applicable, are insignificant, or the required information is shown in the consolidated financial statements or notes thereto.

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

Under the supervision and participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (commonly referred to as the COSO framework). Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007, based on the criteria outlined in the COSO framework.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report, which immediately follows this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Kansas City Southern:

We have audited Kansas City Southern’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Kansas City Southern’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Kansas City Southern maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kansas City Southern as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 15, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Kansas City, Missouri
February 15, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Kansas City Southern:

We have audited the accompanying consolidated balance sheets of Kansas City Southern and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kansas City Southern and subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kansas City Southern’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 15, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in note 7 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007.

/s/  KPMG LLP

Kansas City, Missouri
February 15, 2008

Kansas City Southern and Subsidiaries

Consolidated Statements of Income
Years ended December 31

	2007	2006	2005
	In millions, except share
	and per share amounts

Revenues	$1,742.8	$1,659.7	$1,352.0

Operating expenses:
Compensation and benefits	394.1	393.6	381.5
Purchased services	184.7	204.7	195.1
Fuel	270.8	253.6	206.9
Equipment costs	182.4	179.7	149.8
Depreciation and amortization	160.2	155.0	127.7
Casualties and insurance	71.0	53.4	103.4
Materials and other	117.2	115.4	125.3

Total operating expenses	1,380.4	1,355.4	1,289.7

Operating income	362.4	304.3	62.3
Equity in net earnings of unconsolidated affiliates	11.4	7.3	2.9
Interest expense	(156.7)	(167.2)	(133.5)
Debt retirement costs	(6.9)	(4.8)	(4.4)
Foreign exchange gain (loss)	(0.9)	(3.7)	3.5
VAT/put settlement gain, net	—	—	131.9
Other income	12.0	18.7	13.3

Income before income taxes and minority interest	221.3	154.6	76.0
Income tax expense (benefit)	67.1	45.4	(7.1)

Income before minority interest	154.2	109.2	83.1
Minority interest	0.4	0.3	(17.8)

Net income	153.8	108.9	100.9
Preferred stock dividends	19.8	19.5	9.5

Net income available to common shareholders	$134.0	$89.4	$91.4

Earnings per share:
Basic earnings per share	$1.77	$1.20	$1.21

Diluted earnings per share	$1.57	$1.08	$1.10

Average shares outstanding (in thousands):
Basic	75,832	74,593	75,527
Potential dilutive common shares	21,784	17,793	17,220

Diluted	97,616	92,386	92,747

See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries

Consolidated Balance Sheets
December 31

	2007	2006
	In millions, except share amounts

ASSETS
Current assets:
Cash and cash equivalents	$55.5	$79.0
Accounts receivable, net (Note 2)	243.4	334.3
Restricted funds (Note 2)	11.5	26.5
Inventories	90.3	72.5
Deferred income taxes	177.8	7.6
Other current assets (Note 5)	67.2	86.1

Total current assets	645.7	606.0
Investments (Note 3)	79.3	64.9
Property and equipment, net of accumulated depreciation of $871.9 and $897.0 at December 31, 2007 and 2006, respectively	2,917.8	2,452.2
Concession assets, net	1,215.5	1,303.3
Deferred tax asset (Note 7)	—	128.7
Other assets	69.9	82.2

Total assets	$4,928.2	$4,637.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debt due within one year (Note 6)	$650.9	$41.9
Accounts and wages payable	121.1	189.9
Current liabiltiy related to KCSM acquisition	—	50.9
Accrued liabilities (Note 5)	326.7	354.7

Total current liabilities	1,098.7	637.4

Other liabilities
Long-term debt (Note 6)	1,105.0	1,631.8
Long-term liability related to KCSM acquisition	—	32.4
Deferred income taxes (Note 7)	499.1	417.3
Other noncurrent liabilities and deferred credits	256.1	235.7

Total other liabilities	1,860.2	2,317.2

Minority interest	243.0	100.3
Commitments and contingencies (Note 11)	—	—

Stockholders’ equity (Notes 2,8):
$25 par, 4% noncumulative, preferred stock, 840,000 shares authorized, 649,736 shares issued, 242,170 shares outstanding	6.1	6.1
Series C — redeemable cumulative convertible perpetual preferred stock, $1 par, 4.25%, 400,000 shares authorized, issued and outstanding	0.4	0.4
Series D — cumulative convertible perpetual preferred stock, $1 par, 5.125%, 210,000 shares authorized, issued and outstanding	0.2	0.2
$.01 par, common stock, 400,000,000 shares authorized; 92,863,585 shares issued at December 31, 2007 and 2006, respectively; 76,975,507 and 75,920,333 shares outstanding at December 31, 2007 and 2006, respectively	0.8	0.7
Paid in capital	549.5	523.0
Retained earnings	1,168.9	1,050.7
Accumulated other comprehensive income	0.4	1.3

Total stockholders’ equity	1,726.3	1,582.4

Total liabilities and stockholders’ equity	$4,928.2	$4,637.3

See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries

Consolidated Statements of Cash Flows
Years ended December 31

	2007	2006	2005
	In millions

Operating activities:
Net income	$153.8	$108.9	$100.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	160.2	155.0	127.7
Deferred income taxes	66.3	41.0	(17.3)
Equity in undistributed earnings of unconsolidated affiliates	(11.4)	(7.3)	(2.9)
Share-based and other deferred compensation	9.0	10.2	42.6
VAT/Put settlement gain	—	—	(131.9)
Minority interest	0.4	0.3	(17.8)
Distributions from unconsolidated affiliates	4.0	4.5	8.3
Loss (gain) on sale of assets	(5.7)	(7.8)	1.0
Excess tax benefit from share-based compensation	(2.4)	(0.2)	—
Debt retirement costs	6.9	4.8	4.4
Changes in working capital items:
Accounts receivable	90.9	(18.6)	5.8
Inventories	(17.8)	0.4	(0.8)
Other current assets	34.2	(50.9)	15.7
Accounts payable and accrued liabilities	(99.3)	44.6	25.2
Other, net	(7.6)	(17.4)	17.9

Net cash provided by operating activities	381.5	267.5	178.8

Investing activities:
Capital expenditures	(410.5)	(241.8)	(275.7)
Proceeds from disposal of property	16.6	30.0	6.3
Contribution from NS for MSLLC (net of change in restricted contribution)	129.1	76.5	—
Property investments in MSLLC	(118.0)	(37.8)	—
Proceeds and repayments from loans to equity affiliates	14.4	(1.1)	(10.5)
Other, net	(12.1)	8.2	(9.6)

Net cash used for investing activities	(380.5)	(166.0)	(289.5)

Financing activities:
Proceeds from issuance of long-term debt	326.6	460.4	635.0
Repayment of long-term debt	(311.3)	(502.6)	(511.8)
Net proceeds from issuance of preferred stock	—	—	203.9
Debt costs	(19.6)	(15.9)	(16.5)
Proceeds from stock plans	0.7	8.6	1.7
Repurchase of common stock	—	—	(200.4)
Excess tax benefit from share-based compensation	2.4	0.2	—
Dividends paid	(23.3)	(4.3)	(8.7)

Net cash used for financing activities	(24.5)	(53.6)	103.2

Cash and cash equivalents:
Net increase (decrease) during each year	(23.5)	47.9	(7.5)
At beginning of year	79.0	31.1	38.6

At end of year	$55.5	$79.0	$31.1

Supplemental cash flow information:
Cash payments (refunds):
Interest	$141.5	$163.5	$132.8
Income tax payments (refunds)	0.7	(0.4)	(1.6)

See accompanying notes to consolidated financial statements.

Kansas City Southern and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

		$1 Par Cumulative					Accumulated
	$25 Par	Preferred Stock		$.01 Par			Other
	Preferred	Series C	Series D	Common	Paid in	Retained	Comprehensive
	Stock	4.25%	5.125%	Stock	Capital	Earnings	Income (Loss)	Total
	(In millions)

Balance at December 31, 2004	$6.1	$0.4	$—	$0.6	$155.3	$853.9	$0.2	$1,016.5

Comprehensive income:
Net income						100.9		100.9
Fair value change of cash flow hedges							(1.1)	(1.1)
Amortization of interest rate swap loss							0.5	0.5

Comprehensive income	—	—	—	—	—	100.9	(0.6)	100.3
Dividends on $25 par preferred stock ($1.00/share)						(0.2)		(0.2)
Dividends on series C cumulative preferred stock ( $21.25/share)						(8.5)		(8.5)
Options exercised and stock subscribed					8.3			8.3
Stock plan shares issued from treasury					2.3			2.3
Share-based compensation					1.5			1.5
Stock issued in acquisition of Grupo KCSM				0.2	304.2			304.4
Issuance of series D cumulative preferred stock			0.2		201.8			202.0
Repurchase of $.01 par common stock				(0.1)	(200.3)			(200.4)

Balance at December 31, 2005	6.1	0.4	0.2	0.7	473.1	946.1	(0.4)	1,426.2

Comprehensive income:
Net income						108.9		108.9
Amortization of interest rate swaps							0.4	0.4

Comprehensive income	—	—	—	—	—	108.9	0.4	109.3
Dividends on $25 par preferred stock ($1.00/share)						(0.2)		(0.2)
Dividends on series C cumulative preferred stock ( $5.31/share)						(2.1)		(2.1)
Dividends on series D cumulative preferred stock ( $9.40/share)						(2.0)		(2.0)
Stock issued for repayment of debt (Note X)					35.0			35.0
Options exercised and stock subscribed					8.6			8.6
Tax benefit from share-based compensation					2.0			2.0
Share-based compensation					4.3			4.3
Adjustment to adopt FASB Statement No. 158, net of tax of $0.8 million							1.3	1.3

Balance at December 31, 2006	6.1	0.4	0.2	0.7	523.0	1,050.7	1.3	1,582.4

Comprehensive income:
Net income						$153.8		153.8
Prior service cost and amortization, net of tax of $0.6 million							(0.9)	(0.9)

Comprehensive income	—	—	—	—	—	153.8	(0.9)	152.9
Dividends on $25 par preferred stock ($1.00/share)						(0.2)		(0.2)
Dividends on series C cumulative preferred stock ( $37.53/share)						(15.0)		(15.0)
Dividends on series D cumulative preferred stock ( $90.67/share)					11.0	(19.1)		(8.1)
Options exercised and stock subscribed				0.1	2.0			2.1
Tax benefit from share-based compensation					2.4			2.4
Share-based compensation					11.1			11.1
Adjustment to income tax payable upon adoption of FIN 48						(1.3)		(1.3)

Balance at December 31, 2007	$6.1	$0.4	$0.2	$0.8	$549.5	$1,168.9	$0.4	$1,726.3

See accompanying notes to consolidated financial statements.

Kansas City Southern

Notes to Consolidated Financial Statements

Note 1.	Description of the Business

Kansas City Southern (“KCS” or the “Company”), a Delaware corporation, was initially organized in 1962 as Kansas City Southern Industries, Inc. In 2002, the Company formally changed its name to Kansas City Southern. KCS is a holding company with principal operations in rail transportation.

KCS operates under two reportable business segments, which are currently defined geographically as United States (U.S.) and Mexico. As the KCS rail network and other processes continue to coordinate as a network system, KCS will continue to evaluate its segment reporting. In both the U.S. and the Mexico segments, the Company generates revenues and cash flows by providing its customers with freight delivery services both within its regions, and throughout North America through connections with other Class I rail carriers. KCS’ customers conduct business in a number of different industries, including electric-generating utilities, chemical and petroleum products, paper and forest products, agriculture and mineral products, automotive products and intermodal transportation.

KCS’ principal geographic business segments currently include the following:

U.S. Segment.

•	The Kansas City Southern Railway Company (“KCSR”), a wholly-owned consolidated subsidiary;

•	Mexrail, Inc. (“Mexrail”), a wholly-owned consolidated subsidiary; which wholly owns The Texas Mexican Railway Company (“Tex-Mex”);

•	Meridian Speedway, LLC (“MSLLC”), a seventy-six percent owned consolidated affiliate.

Combined with equity investments in:

•	Panama Canal Railway Company (“PCRC”), a fifty percent owned unconsolidated affiliate which owns all of the common stock of Panarail Tourism Company (“Panarail”);

•	Southern Capital Corporation, LLC (“Southern Capital”), a fifty percent owned unconsolidated affiliate that owns and leases locomotives and other rail equipment.

Mexico Segment.

•	Kansas City Southern de México, S.A. de C.V. (“KCSM”), is a wholly-owned subsidiary which operates under the rights granted by the Concession acquired from the Mexican government in 1997 (“the Concession”) as described below;

•	Arrendadora KCSM, S. de R.L. de C.V. (“Arrendadora”), a wholly-owned consolidated subsidiary, with KCSM holding ninety-eight percent ownership and KCSM Holdings LLC, a 100% owned KCSM subsidiary, owning the remaining two percent. It is responsible for leasing to KCSM the locomotives and freight cars acquired through the privatization of KCSM and subsequently sold to Arrendadora by KCSM;

•	Ferrocarril y Terminal del Valle de México, S.A. de C.V. (“FTVM”), a twenty-five percent owned unconsolidated affiliate that provides railroad services as well as ancillary services in the greater Mexico City area.

KCS completed its acquisition of control of Grupo KCSM, S.A. de C.V. (“Grupo KCSM”), formerly known as Grupo Transportación Ferroviaria Mexicana, S.A. de C.V., or Grupo TFM on April 1, 2005, and Grupo KCSM became a consolidated subsidiary of KCS. On September 12, 2005, the Company and its subsidiaries, Grupo KCSM and KCSM, the Mexican holding company Grupo TMM, S.A. (“TMM”), entered into a settlement agreement with the Mexican government resolving the controversies and disputes between the companies and the Mexican government concerning the payment of a VAT refund to KCSM and the

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

purchase of the remaining shares of KCSM owned by the Mexican government (the “Vat/Put Settlement”). As a result of this settlement, KCS wholly owns Grupo KCSM and KCSM. Grupo KCSM was merged with KCSM effective May 8, 2007. KCSM constituted 51% of consolidated assets at December 31, 2007 and 47% of 2007 consolidated revenues.

The KCSM Concession.  KCSM holds a Concession from the Mexican government until June 2047 (exclusive through 2027, subject to certain trackage and haulage rights granted to other concessionaires) which is renewable under certain conditions for additional periods of up to 50 years. The Concession is to provide freight transportation services over rail lines which are a primary commercial corridor of the Mexican railroad system. These lines include the shortest, most direct rail passageway between Mexico City and Laredo, Texas and serve most of Mexico’s principal industrial cities and three of its major shipping ports. KCSM has the right to use, but does not own, all track and buildings that are necessary for the rail lines’ operation. KCSM is obligated to maintain the right of way, track structure, buildings and related maintenance facilities to the operational standards specified in the concession agreement and to return the assets in that condition at the end of the Concession period. KCSM is required to pay the Mexican government a concession duty equal to 0.5% of gross revenues during the first 15 years of the concession period and 1.25% of such revenues during the remainder of the period.

Under the Concession and Mexican law, the Company may freely set rates unless the Mexican government determines that there is no effective competition in Mexico’s rail industry. KCSM is required to register its rates with the Mexican government and to provide railroad services to all users on a fair and non-discriminatory basis and in accordance with efficiency and safety standards approved periodically by the Mexican government. In the event that rates charged are higher than the registered rates, KCSM must reimburse customers with interest, and risk the revocation of the Concession.

Mexican Railroad Services Law and regulations and the Concession establish several circumstances under which the Concession will terminate: revocation by the Mexican government, statutory appropriation, or KCSM’s voluntary surrender of its rights or liquidation or bankruptcy. The Concession requires the undertaking of capital projects, including those described in a business plan filed every five years with the Mexican government. KCSM filed its third business plan with the Mexican government in December 2007 in which KCSM committed to certain minimal investment and capital improvement goals, which may be waived by the Mexican government upon application for relief for good cause. Mexico may also revoke KCSM’s exclusivity after 2017 if it determines that there is insufficient competition.

The Concession is subject to early termination or revocation under certain circumstances. In the event that the Concession is revoked by the Mexican government, KCSM will receive no compensation. Rail lines and all other fixtures covered by the Concession, as well as all improvements made by KCSM or third parties, will revert to the Mexican government. All other property not covered by the Concession, including all locomotives and railcars otherwise acquired, will remain KCSM’s property. The Mexican government will have the right to cause KCSM to lease all service-related assets to it for a term of at least one year, automatically renewable for additional one-year terms up to five years. The Mexican government must exercise this right within four months after revocation of the Concession. In addition, the Mexican government will have a right of first refusal with respect to certain transfers by KCSM of railroad equipment within 90 days after any revocation of the Concession. The Mexican government may also temporarily seize the rail lines and assets used in operating the rail lines in the event of a natural disaster, war, significant public disturbances, or imminent danger to the domestic peace or economy for the duration of any of the foregoing events; provided, however, that Mexican law requires that the Mexican government pay KCSM compensation equal to damages caused and losses suffered if it effects a statutory appropriation for reasons of the public interest. These payments may not be sufficient to compensate the Company for its losses and may not be timely made.

Employees and Labor Relations.  Labor relations in the U.S. railroad industry are subject to extensive governmental regulation under the Railway Labor Act (“RLA”). Under the RLA, national labor agreements

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

are renegotiated on an industry-wide scale when they become open for modification, but their terms remain in effect until new agreements are reached or the Railway Labor Act’s procedures (which include mediation, cooling-off periods, and the possibility of Presidential intervention) are exhausted. Contract negotiations with the various unions generally take place over an extended period of time, and the Company rarely experiences work stoppages during negotiations. Wages, health and welfare benefits, work rules and other issues have traditionally been addressed during negotiations.

Approximately 80% of KCSR employees are covered by various collective bargaining agreements. KCSR participates in industry-wide bargaining as a member of the National Carrier’s Conference Committee. A negotiating process for new, major collective bargaining agreements covering all of KCSR’s union employees has been underway since the bargaining round was initiated on November 1, 2004. Long term settlement agreements were reached during 2007 covering approximately 60% of KCSR’s unionized work force through January 1, 2010 and have not had a material impact on the consolidated financial statements. Negotiations continue with the two remaining unions representing the remaining KCSR union employees and are expected to conclude in 2008 under similar terms to the 2007 settlements. The Company anticipates that the expected settlements in 2008 will not have a material impact to the consolidated financial statements.

KCSM union employees are covered by one labor agreement, which was signed on June 23, 1997 between KCSM and the Sindicato de Trabajadores Ferrocarrileros de la República Mexicana (Mexican Railroad Union), for a term of 50 years, for the purpose of regulating the relationship between the parties and improving conditions for the union employees. Approximately 80% of the Company’s employees are covered by this labor agreement. The compensation terms under this labor agreement are subject to renegotiation on an annual basis and all other terms are renegotiated every two years. The compensation terms and other benefits are currently being renegotiated and KCSM expects to finalize these terms during the first quarter of 2008. The union labor negotiation with the Mexican Railroad Union has not historically resulted in any strike, boycott, or other disruption in KCSM’s business operations. KCSM anticipates that the expected settlements in 2008 will not have a material impact to the consolidated financial statements.

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

The equity method of accounting is used for all entities in which the Company or its subsidiaries have significant influence, but not a controlling interest. The Company evaluates less than majority owned investments for consolidation pursuant to FASB Interpretation No. 46 (Revised 2003). The Company does not have any less than majority owned investments requiring consolidation.

Goodwill and Other Intangible Assets.  Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. As of December 31, 2007 and 2006, the goodwill balance was $10.6 million which is included in other assets in the consolidated balance sheet. In accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”, goodwill and intangible assets with indefinite useful lives are not amortized, but are reviewed at least annually for impairment. An impairment loss would be recognized to the extent that the carrying amount exceeds the assets’ fair value. Intangible assets with estimable useful lives are amortized on a straight-line basis over their respective useful lives. During 2007 and 2006, the Company performed its annual impairment review for goodwill and concluded there was no impairment in either year.

Use of Estimates.  The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of financial statements

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include those related to the recoverability and useful lives of assets, as well as liabilities for litigation, environmental remediation, casualty claims, and the valuation of share-based compensation and deferred tax assets. Changes in facts and circumstances may result in revised estimates. Actual results could differ from those estimates.

Currency Translation.  For tax purposes, KCSM and its subsidiaries are required to maintain their books and records in Mexican pesos. For financial reporting purposes, KCSM and its subsidiaries maintain records in U.S. dollars, which is the functional currency. The dollar is the currency that reflects the economic substance of the underlying events and circumstances relevant to the entity (i.e., historical cost convention). Monetary assets and liabilities denominated in pesos are translated into dollars using current exchange rates. The difference between the exchange rate on the date of the transaction and the exchange rate on the settlement date, or balance sheet date if not settled, is included in the income statement as foreign exchange gain or loss.

Revenue Recognition.  The Company recognizes freight revenue based upon the percentage of completion of a commodity movement as a shipment moves from origin to destination, with the related expense recognized as incurred. Other revenues, in general, are recognized when the product is shipped, as services are performed or contractual obligations fulfilled.

Cash Equivalents.  Short term liquid investments with an initial maturity of three months or less when purchased are classified as cash and cash equivalents.

Accounts Receivable, net.  Accounts receivable are net of an allowance for uncollectible accounts as determined by historical experience and adjusted for economic uncertainties or known trends. Accounts are charged to the allowance when a customer enters bankruptcy, when an account has been transferred to a collection agent or submitted for legal action, or when a customer is significantly past due and all available means of collection have been exhausted. At December 31, 2007 and 2006, the allowance for doubtful accounts was $9.7 million and $31.4 million, respectively. For the year ended December 31, 2007, accounts receivable allowance recovery was $2.3 million. Bad debt expense was $10.8 million for the year ended December 31, 2006.

Restricted Funds — JSIB Consulting.  In connection with KCS’ acquisition of the controlling interest in KCSM, KCS entered into a three year consulting agreement with José F. Serrano International Business, S.A. de C.V. (“JSIB”), a consulting company controlled by José Serrano, Chairman of the Board of TMM. Under this agreement, JSIB provided consulting services to KCS in connection with its Mexico business and received an annual fee of $3.0 million. The consulting agreement required KCS to deposit the total amount of annual fees payable under the agreement ($9.0 million) in cash to be held and released in accordance with the consulting agreement. As of December 31, 2006, the balance in restricted funds was $6.0 million. In February 2007, KCS paid $3.0 million and on October 1, 2007, the final $3.0 million fee was released. See Settlement Agreement with TMM in Note 4 for further discussion of the settlement.

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

In connection with the formation of MSLLC, NS, through AGS, contributed $100.0 million to MSLLC, representing the initial NS investment in the joint venture. MSLLC commenced operations on May 1, 2006. Of NS’ initial investment, $76.5 million was distributed to KCS as reimbursement for capital expenditures

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

incurred and paid by KCS for MSLLC during 2006. KCS classified the remaining balance of $23.5 million, as funds restricted for payment of MSLLC capital assets at December 31, 2006. NS has contributed an additional $143.4 million as of December 31, 2007 of which, a net $129.1 million has been paid as reimbursement for capital expenditures and other operating expenses. During 2007, $26.3 million of the restricted funds was classified as investments with the remaining balance of $11.5 million as funds restricted for payment of MSLLC capital assets at December 31, 2007. Substantially all of these funds will be used for capital improvements on the Meridian Speedway. NS has a binding commitment to fund additional cash contributions of $56.6 million, subject to the terms of the transaction agreement, reflecting an ultimate ownership of 30% in MSLLC, once fully funded.

Inventories.  Inventories consisting of diesel fuel, items to be used in the maintenance of rolling stock and items to be used in the maintenance or construction of road property are valued at the lower of average cost or market.

Derivative Instruments.  Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, requires that derivatives be recorded on the balance sheet as either assets or liabilities measured at fair value. Changes in the fair value of derivatives are recorded either through current earnings or as other comprehensive income, depending on hedge designation. Gains and losses on derivative instruments classified as cash flow hedges are reported in other comprehensive income and are reclassified into earnings in the periods in which earnings are impacted by the variability of the cash flow of the hedged item. The ineffective portion of all hedge transactions is recognized in current period earnings.

Concession Rights and Related Assets.  Costs incurred by the Company to acquire the Concession rights and related assets were capitalized and are amortized over the estimated useful lives of the related assets and rights acquired. Concession replacements and improvements are stated at cost. Major repairs and track rehabilitation are capitalized. Amortization is calculated using the straight-line method based on the estimated useful lives of the respective improvements.

The ranges of annual depreciation rates for financial statement purposes are 2% — 7% for track structure and other roadway property.

Property and Depreciation.  Property is stated at cost less accumulated depreciation. Additions and improvements, including those on leased assets that increase the life or utility of the asset, are capitalized and all property is depreciated over the estimated useful life or lease term of such assets. The Company capitalizes certain overhead costs representing the indirect costs associated with construction and improvement projects using the full absorption method. Overhead factors are periodically reviewed and adjusted to reflect current costs. Depreciation for property and equipment is derived using the mass asset group-life method. This method groups numerous homogeneous assets into depreciable categories (e.g., rail, ties, ballast, locomotives, work equipment) and depreciates these assets as a whole. Repairs and maintenance costs are charged to expense as incurred.

The ranges of annual depreciation rates for financial statement purposes are: track structure and other roadway property — 1% to 9%, rolling stock and equipment — 1% to 14%, computer software — 8% to 33%, and capitalized leases — 6% to 25%.

The cost of track structure, other roadway property, and equipment normally retired, less salvage value, is charged to accumulated depreciation and no gain or loss is recognized. The cost of property abnormally retired, together with accumulated depreciation thereon, is eliminated from the property accounts and the related gains or losses are reflected in net income. Gains or losses recognized on the sale of non-operating property reflected in other income are not material for the periods presented.

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

KCSR Depreciation Review.  During the year ended December 31, 2006, KCSR engaged a civil engineering firm to assist management in evaluating depreciation rates for property and equipment. The study centered on evaluating historical replacement patterns to assess future lives and indicated that KCSR was depreciating its property over shorter periods than the assets were actually used. The effect of this change in estimate was a $3.0 million decrease in depreciation expense for the year ended December 31, 2006.

KCSM Depreciation Review.  For the year ended December 31, 2005, KCSM adopted the mass asset group depreciation method for consistency with KCSR. In order to assist management with the change to the group method, KCSM engaged a civil engineering firm to conduct a study of depreciation rates for property and equipment. The study centered on evaluating historical replacement patterns to assess future lives and indicated that KCSM was depreciating its property over shorter periods than the assets were actually used. As a result, depreciation expense recorded in the fourth quarter of 2005 reflected an adjustment totaling $5.5 million, to reduce depreciation expense as recorded in the second and third quarter of 2005. Unlike KCSR, KCSM depreciation rates are not subject to the approval of the STB and the changes to the depreciation rates, as a result of the study, were applied in 2005. Concession rights and related assets are amortized over the useful lives as determined by the KCSM depreciation study.

Computer Software Costs.  Costs incurred in conjunction with the purchase or development of computer software for internal use is capitalized. Costs incurred in the preliminary project stage, as well as training and maintenance costs, are expensed as incurred. Direct and indirect costs associated with the application development stage of internal use software are capitalized until such time that the software is substantially complete and ready for its intended use. Capitalized costs are amortized on a straight-line basis over the useful life of the software.

Impairment of Long-Lived Assets.  The Company reviews long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying cost of the long-lived assets, the carrying cost is reduced to the estimated value as measured by the discounted cash flows. As of December 31, 2007 and 2006 there were no impairment indicators present.

Fair Value of Financial Instruments.  The Company’s financial instruments include cash and cash equivalents, accounts receivable, lease and contract receivables, accounts payable, and long-term debt as described in Note 6.

The financial statement carrying value of the Company’s cash equivalents approximates fair value due to their short-term nature. Carrying value approximates fair value for all financial instruments with six months or less to re-pricing or maturity and for financial instruments with variable interest rates. The Company estimates the fair value of long-term debt based upon borrowing rates available at the reporting date for indebtedness with similar terms and average maturities. Based upon the borrowing rates currently available to the Company and its subsidiaries for indebtedness with similar terms and average maturities, the fair value of long-term debt was $1,771.8 million and $1,814.1 million at December 31, 2007 and 2006, respectively. The financial statement carrying value was $1,755.9 million and $1,757.0 million at December 31, 2007 and 2006, respectively.

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

Casualty Claims.  Casualty claims in excess of self-insurance levels are insured up to certain coverage amounts, depending on the type of claim and year of occurrence. The Company’s casualty liability reserve is based on actuarial studies performed on an undiscounted basis. The reserve is based on claims filed and an

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

estimate of claims incurred but not yet reported. While the ultimate amount of claims incurred is dependent on various factors, it is management’s opinion that the recorded liability is a reasonable estimate of aggregate future claims. Adjustments to the liability will be reflected as operating expenses in the period in which the adjustments are known. Legal fees related to casualty claims are recorded in operating expense in the period incurred.

Pension and Other Postretirement Benefits.  The Company provides certain medical, life and other postretirement benefits to certain active employees and retirees. The Company uses actuaries to assist management in estimating liabilities and expenses for pension and other post retirement benefits. Estimated amounts are based on current and historical information, current information and estimates regarding future events and circumstances. Significant assumptions used in the valuation of pension and other postretirement liabilities include the discount rate, rate of increase in compensation levels and the health care cost trend rate.

KCSM Employees’ Statutory Profit Sharing.  KCSM is subject to employee statutory profit sharing requirements under Mexican law and calculates profit sharing liability as 10% of KCSM net taxable income, adjusted as prescribed by the Mexican income tax law. In calculating its net taxable income for statutory profit sharing purposes, KCSM previously deducted NOL carryforwards. The application of NOL carryforwards can result in a deferred profit sharing asset for a given period rather than a profit sharing liability. Due to decisions by the Mexican Supreme Court in 2005 declaring that NOLs from previous years may not be deducted, KCSM changed the method of calculating its statutory profit sharing liability. KCSM no longer deducts NOLs from prior years when calculating employee statutory profit sharing. This change required KCSM to write off its deferred tax assets related to statutory profit sharing resulting in a charge to operating expenses of $35.6 million in 2005.

Share-Based Compensation.  Effective January 1, 2006, the Company adopted the Statement of Financial Accounting Standards No. 123R (Revised) “Share-Based Payments” (“SFAS 123R”) and accounts for all share-based compensation in accordance with the fair value recognition provisions of SFAS 123R. Under this method, compensation expense is measured at grant date based on the then fair value of the award and is recognized over the requisite service period in which the award is earned. The Company elected to adopt SFAS 123R on a modified prospective basis requiring that all new awards and modified awards after the effective date and any unvested awards at the effective date be recognized as compensation cost ratably over the option vesting period. SFAS 123R requires forfeitures to be estimated at the time of the grant and revised, if necessary, in subsequent periods should actual forfeitures differ from those estimates. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior years have not been restated to reflect, and do not include, the impact of SFAS 123R.

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

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123R to share-based employee compensation prior to January 1, 2006:

2005
(In millions)

Net income
As reported	$100.9
Additional stock-based compensation expense determined under fair value method, net of income taxes	(0.8)

Pro forma	$100.1

Earnings per basic share:
As reported	$1.21
Pro forma	1.20
Earnings per diluted share:
As reported	$1.10
Pro forma	1.07

The Company issues treasury stock to settle share-based awards. The Company does not intend to repurchase any shares in 2008 to provide shares to issue as share-based awards; however, management continually evaluates the appropriateness of the level of shares outstanding.

Income Taxes.  Deferred income tax effects of transactions reported in different periods for financial reporting and income tax return purposes are recorded under the liability method of accounting for income taxes. This method gives consideration to the future tax consequences of the deferred income tax items and immediately recognizes changes in income tax laws upon enactment.

Prior to the acquisition of a controlling interest in KCSM on April 1, 2005, KCSM provided deferred income taxes for the difference between the financial reporting and income tax bases of its assets and liabilities. KCS recorded its proportionate share of these income taxes through its equity in KCSM’s earnings. Since April 1, 2005, KCSM income taxes are reflected in the consolidated results. Although KCSM has generated book profits, it has incurred tax losses due primarily to the accelerated tax amortization of the concession rights. The Company has recognized a deferred income tax asset for the resulting net operating loss carryforwards. Management anticipates that such net operating loss carryforwards will be realized given the long carryforward period (through the year 2046) for amortization of the Concession, as well as the fact that KCSM is expected to generate taxable income in the future. The Company’s tax projections take into consideration certain assumptions, some of which are under its control and others which are not. Key assumptions include inflation rates, currency fluctuations, future income and future capital expenditures. If the assumptions are not correct, a valuation allowance may have to be recognized on the deferred tax asset.

Prior to the acquisition of a controlling interest in KCSM on April 1, 2005, the Company did not provide U.S. federal income taxes for the temporary difference between the financial reporting basis and income tax basis of its investment in KCSM because KCSM was a foreign corporate joint venture that was considered permanent in duration, and the Company did not expect the reversal of the temporary difference to occur in the foreseeable future. Following the acquisition of control of KCSM in 2005, the Company has not provided U.S. federal income taxes on the undistributed earnings of KCSM since the Company intends to reinvest such earnings indefinitely in the Mexican operations.

Earnings Per Share.  Basic earnings per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if convertible securities were converted into

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

common stock or stock based awards were exercised or earned. The following reconciles the weighted average shares used for the basic earnings per share computation to the shares used for the diluted earnings per share computation at December 31 (in thousands).

	2007	2006	2005

Basic shares	75,832	74,593	75,527
Additional weighted average shares attributable to convertible securities and stock options:
VAT/put settlement payment due to JSIB, $9.0 million	—	—	110
Escrow note, $47.0 million	—	1,667	1,439
VAT/put settlement contingency payment, $110.0 million	—	1,418	918
Convertible preferred stock	20,389	13,389	13,389
Stock options	1,327	1,266	1,358
Nonvested shares	68	53	6

Diluted shares	97,616	92,386	92,747

Potentially dilutive shares excluded from the calculation (in thousands):

	2007	2006	2005

Stock options where the exercise price is greater than the average market price of common shares	39	—	1
Convertible preferred stock which are anti-dilutive	—	7,000	486

The following reconciles net income available to common stockholders for purposes of basic earnings per share to net income for purposes of diluted earnings per share (in millions):

	2007	2006	2005

Net income available to common stockholders for purposes of computing basic earnings per share	$134.0	$89.4	$91.4
Effect of dividends on conversion of convertible preferred stock	19.6	8.5	8.5
Effect of interest expense on conversion of $47.0 million escrow note	—	1.4	1.1
Effect of interest expense on conversion of note payable to TMM for VAT/Put settlement	—	0.8	0.6

Net income available to common stockholders for purposes of computing diluted earnings per share	$153.6	$100.1	$101.6

New Accounting Pronouncements.

SFAS 157.  In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and enhances disclosures about fair value measurements. This Statement applies when other accounting pronouncements require or permit fair value measurements; it does not require new fair value measurements. The Company is required to adopt SFAS 157 prospectively beginning on January 1, 2008, except for certain financial instruments. Any transition adjustment will be recognized as an adjustment to opening retained earnings in the year of adoption. In November of 2007, the FASB proposed a one-year deferral of SFAS 157’s fair value measurement requirement for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

basis. The Company does not anticipate that the adoption of SFAS 157 will have a material impact on its results of operations and financial condition.

SFAS 159.  In February of 2007, the FASB issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment to FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure most financial assets and liabilities at fair value that are not currently required to be measured at fair value. It also establishes financial statement presentation and disclosure requirements for assets and liabilities reported at fair value as a consequence of the election. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not anticipate that the adoption of SFAS 159 will have a material impact on its results of operations and financial condition.

EITF 06-10.  In March of 2007, the FASB ratified Emerging Issues Task Force 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (“EITF 06-10”), effective for fiscal years beginning after December 15, 2007. EITF 06-10 provides guidance for measuring the asset associated with collateral-assignment split-dollar life insurance based on the arrangement’s terms. A Company would record a liability for a postretirement benefit only if the Company has agreed to maintain the life insurance policy during the employee’s retirement or provide the employee with a death benefit. The Company does not anticipate that the adoption of EITF 06-10 will have a material impact on its results of operations and financial condition.

SFAS 160.  In December of 2007, the FASB issued Statement of Financial Accounting Standards No. 160 “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), which is effective for periods beginning on or after December 15, 2008. SFAS 160 requires noncontrolling interests, previously referred to as minority interests, to be treated as a separate component of equity, not as a liability or other item outside of permanent equity and applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements. SFAS 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date except that comparative period information must be recast to classify noncontrolling interests in equity, attributed net income and other comprehensive income to noncontrolling interests, and provide other disclosures required by SFAS 160. The Company does not anticipate that the adoption of SFAS 160 will have a material impact on its results of operations and financial condition.

Note 3.	Investments

Investments, including investments in unconsolidated affiliates, follow (in millions):

	Percentage
	Ownership at	Carrying Value
Company	December 31, 2007	2007	2006

PCRC	50%	$7.0	$18.3
Southern Capital	50%	25.4	29.2
FTVM	25%	16.8	13.9
Other		30.1	3.5

Total		$79.3	$64.9

Panama Canal Railway Company.

PCRC, a joint venture company owned equally by KCS and Mi-Jack Products, Inc. (“Mi-Jack”), was awarded a concession from the Republic of Panama to reconstruct and operate the Panama Canal Railway, a 47-mile railroad located adjacent to the Panama Canal that provides international container shipping companies with a railway transportation option in lieu of the Panama Canal. The concession was awarded in 1998 for an

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

initial term of 25 years with an automatic renewal for an additional 25 year term. The Panama Canal Railway is a north-south railroad traversing the Isthmus of Panama between the Pacific and Atlantic Oceans. PCRC’s Panarail subsidiary operates and promotes commuter and tourist passenger service over the Panama Canal Railway.

As of December 31, 2006, the Company had invested $31.5 million ($12.9 million of equity and $18.6 million of subordinated loans) toward the reconstruction and operations of the Panama Canal Railway. The loans carried a 10% interest rate and were payable on demand, subject to certain restrictions. On November 2, 2007, PCRC paid $26.3 million to the Company to repay the principal and accrued interest of the subordinated loans and advances made to PCRC.

On November 2, 2007, PCRC completed an offering of $100.0 million of 7% Senior Secured Notes due November 2026 (the “Notes”). The Notes are senior obligations of PCRC, secured by certain assets of PCRC. In addition, the Company has pledged its shares of PCRC as security for the Notes. The Notes are otherwise non-recourse to the Company. In connection with the transaction, the Company has agreed to indemnify Mi-Jack for 50% of any claims made on a $9.6 million letter of credit obtained by Mi-Jack to partially fund a debt service reserve account and to fund a liquidity account, each of which was established by PCRC in connection with the issuance of the Notes.

A portion of the proceeds of the Notes was used by PCRC to repay the outstanding principal and accrued interest on the senior debt held by the International Finance Corporation (“IFC”), which was formerly guaranteed by the partners of PCRC. The repayment resulted in the release of the Company’s $13.4 million of guaranties of this debt. In addition, as previously discussed, the Company received cash payments from PCRC totaling $26.3 million to repay the principal and accrued interest of the subordinated loans and advances made to PCRC by the Company. The remainder of the proceeds was used to repay principal and accrued interest on subordinated loans and advances made to PCRC by Mi-Jack, to fund a portion of the debt service reserve account, to fund a capital expenditure account, and to pay fees and expenses associated with the offering.

The Company is also a guarantor for approximately $0.3 million of an equipment loan and has issued four irrevocable standby letters of credit totaling approximately $3.0 million to fulfill the Company’s fifty percent guarantee of additional PCRC equipment loans.

In December 2007, KCSM and PCRC entered into a loan agreement (the “Loan”), pursuant to which KCSM loaned PCRC $4.2 million of which $3.8 million is included in investments and $0.4 million is included in other current assets. The term of the Loan is eight years and bears interest at a rate per annum equal to four hundred basis points over the British Bankers Association 90-day LIBOR Rate applicable for the quarter. PCRC will pay the principal amount in thirty-two equal quarterly payments together with any and all corresponding interest, on the last day of March, June, September, and December of each year, with the first payment due on March 31, 2008. The parties agreed that the maturity of the Loan may be extended with the prior written agreement of the parties.

In December 2007, KCSM and PCRC entered into a locomotive purchase agreement, pursuant to which KCSM will sell to PCRC five used SD60 locomotives for $4.2 million. PCRC made an advance payment of $4.2 million in December 2007.

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

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

KCSR paid Southern Capital $18.6 million, $26.5 million, and $30.1 million in 2007, 2006, and 2005, respectively, under operating leases. In connection with the formation of Southern Capital, the Company received cash that exceeded the net book value of assets contributed to the joint venture by about $44 million. Accordingly, the excess fair value over book value is being recognized as a reduction in certain lease rental expenses over the terms of such leases equal to $0.2 million, $2.7 million, and $3.6 million in 2007, 2006, and 2005, respectively. In 2007, Southern Capital paid a dividend in the form of locomotives. The Company received 42 locomotives at a fair value of $10.3 million. In 2007, 2006, and 2005, the Company received cash dividends of $4.0 million, $4.5 million, and $8.3 million, respectively, from Southern Capital.

During 2005, Southern Capital recorded gains of $7.7 million related to the sale of locomotives to KCSR. No such gains were recorded in 2006. In 2007, Southern Capital recorded a gain of $11.3 million related to the locomotive dividend. For purposes of recording its share of Southern Capital earnings, the Company has recorded its share of the gains as a reduction to the cost basis of the equipment acquired. As a result, the Company will recognize its equity in the gains over the remaining depreciable life of the locomotives as a reduction of depreciation expense.

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

Other Investments

During 2007, the Company invested in a financial institution cash management fund for which withdraws have been restricted based on the liquidity of the underlying investments. The carrying value of the investment is $37.8 million of which $11.5 million is included in restricted funds and $26.3 million is included in investments on the balance sheet as of December 31, 2007. The Company has the ability to hold these

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

investments until maturity; however, subsequent changes in the U.S. credit market could negatively impact the Company’s investment, the effects of which could be material. As of December 31, 2007, the Company believes the carrying amount of the investment approximates fair value. In January and February of 2008, approximately $12.0 million of these investments were liquidated at their carrying value plus accrued interest. Scheduled maturities of the investment including maturities in January 2008 are as follows: $36.2 million mature one year through five years and $1.6 million mature five years through ten years.

The Company owns 16.6% of the Kansas City Terminal Railway Company, which owns and operates 80 miles of track and operates an additional eight miles of track under trackage rights in greater Kansas City, Missouri. This investment is accounted for under the cost method of accounting and had a balance of $3.8 million as of December 31, 2007 and $3.5 million as of December 31, 2006.

Financial Information.

Financial information of unconsolidated affiliates that the Company accounted for under the equity method is presented below (in millions). Amounts, including those for KCSM, are presented under U.S. GAAP. Certain prior year amounts have been reclassified to reflect amounts from applicable audited financial statements.

	As of and for the Year Ended
	December 31, 2007
		Southern
	PCRC	Capital	FTVM

Investment in unconsolidated affiliates	$7.0	$25.4	$16.8
Equity in net assets of unconsolidated affiliates	3.2	25.4	15.5
Financial condition:
Current assets	$18.8	$1.4	$61.3
Other assets	98.8	71.9	28.1

Assets	$117.6	$73.3	$89.4

Current liabilities	$6.6	$—	$11.8
Long-term liabilities	104.6	22.6	15.6
Equity of stockholders and partners	6.4	50.7	62.0

Liabilities and equity	$117.6	$73.3	$89.4

Operating results:
Revenues	$30.5	$26.4	$65.8
Expenses	23.9	5.2	54.0

Net income	$6.6	$21.2	$11.8

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

	As of and for the Year Ended
	December 31, 2006
		Southern
	PCRC	Capital	FTVM

Investment in unconsolidated affiliates	$18.3	$29.2	$13.9
Equity in net assets of unconsolidated affiliates	(0.3)	29.2	12.6
Financial condition:
Current assets	$5.4	$2.4	$46.4
Other assets	78.7	87.1	33.9

Assets	$84.1	$89.5	$80.3

Current liabilities	$14.6	$—	$13.5
Long-term liabilities	70.0	31.1	16.5
Equity of stockholders and partners	(0.5)	58.4	50.3

Liabilities and equity	$84.1	$89.5	$80.3

Operating results:
Revenues	$19.0	$18.1	$60.5
Expenses	20.9	7.4	45.7

Net income (loss)	$(1.9)	$10.7	$14.8

	As of and for the		As of and for the
	Year Ended		Nine Months
	December 31, 2005		Ended
		Southern	December 31, 2005
	PCRC	Capital	FTVM

Investment in unconsolidated affiliates	$18.1	$27.9	$10.9
Equity in net assets of unconsolidated affiliates	0.6	27.9	9.6
Financial condition:
Current assets	$5.2	$5.2	$35.4
Other assets	81.5	92.8	28.1

Assets	$86.7	$98.0	$63.5

Current liabilities	$13.9	$1.0	$9.3
Long-term liabilities	71.5	41.2	15.8
Equity of stockholders and partners	1.3	55.8	38.4

Liabilities and equity	$86.7	$98.0	$63.5

Operating results:
Revenues	$17.5	$27.4	$55.3
Expenses	21.0	14.3	45.9

Net income (loss)	$(3.5)	$13.1	$9.4

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

Note 4.	Acquisitions

In accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS 141”), the Company allocates the purchase price of its acquisitions to the tangible and intangible assets and liabilities of the acquired entity based on their fair values. The excess of the purchase price over the fair value is recorded as goodwill. The fair values assigned to acquired assets and incurred liabilities are based on valuations prepared by independent third party appraisal firms, published market prices and management estimates.

Acquisition of Controlling Interest in Grupo KCSM.

April 1, 2005 — Acquisition Agreement.  In furtherance of the Company’s strategy for expansion into Mexico, on December 15, 2004, the Company entered into an Amended and Restated Acquisition Agreement (the “Acquisition Agreement”) with TMM and other parties under which KCS acquired full control of KCSM through the purchase of shares of common stock of Grupo KCSM. At the time, Grupo KCSM held an 80% interest in KCSM and all of the shares of stock with full voting rights of KCSM. The remaining 20% economic interest in KCSM was owned by the Mexican government in the form of shares with limited voting rights.

On September 12, 2005, KCS and its subsidiaries, KCSM and Grupo KCSM, along with TMM, entered into a settlement agreement with the Mexican government, resolving controversies and disputes between the companies and the Mexican government concerning the VAT Claim and Put. In accordance with the Acquisition Agreement under which KCS acquired its controlling interest in KCSM, a payment of additional purchase price of $99.5 million became payable to TMM as a result of the final resolution of the VAT Claim and Put. This amount was paid by KCS and recorded as an increase in the equity of KCSM.

The VAT/Put Settlement had two separate impacts — first, the resolution of a pre-acquisition contingency related to the April 1, 2005 transaction and second, KCSM’s acquisition of the minority interest held by the Mexican government.

Settlement Agreement with TMM

On September 24, 2007, KCS entered into a Settlement Agreement (the “Agreement”) with Grupo TMM, S.A.B. (“TMM”, formerly Grupo TMM, S.A.) TMM Logistics, S.A. de C.V., a subsidiary of TMM, and VEX Asesores Corporativos, S.A. de C.V. (formerly José F. Serrano International Business, S.A. de C.V.) (the “Consulting Firm”), resolving certain claims and disputes over liabilities established as part of KCS’ acquisition of KCSM (successor by merger to Grupo KCSM). Pursuant to the terms of the Agreement, KCS agreed to pay TMM $54.1 million in cash to retire two notes totaling $86.6 million which were negotiated in 2005 at the closing of KCS’ acquisition of KCSM to cover certain post-closing contingencies and tax liabilities. The parties also agreed to terminate the consulting agreement between KCS and the Consulting Firm and make the final annual payment of $3.0 million, payable on settlement. The settlement amount of $57.1 million was paid by KCS to TMM on October 1, 2007.

The tax liability of $33.7 million was established in accordance with the Acquisition Agreement as a contingent payment for uncertainties related to the tax basis of assets acquired that would ultimately be agreed to by the Mexico taxing authority. This liability was originally due in 2010; however, the Company paid the tax liability in full upon this settlement while it was finalizing economic ties with TMM. The indemnity liability of $52.9 million was established in accordance with the Acquisition Agreement as a potential reduction to the purchase price and was subject to indemnification provisions of the Acquisition Agreement for certain potential losses related to inaccurate representations and warranties, or breaches of covenants in the Acquisition Agreement or claims relating thereto.

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

The Company negotiated the final payment of the purchase price in conjunction with the indemnity liability with TMM. The Company reduced the liability by $32.5 million to the agreed payment of $54.1 million per the settlement agreement by recording the following: $2.9 million reduction of interest expense, $9.9 million reduction of pre-acquisition receivables, and $19.7 million adjustment to the purchase accounting assets related to this transaction.

The principal amount of the liabilities recorded at the date of acquisition was $78.2 million. These liabilities accrued interest expense of $8.4 million from April of 2005 through September 2007 at a rate of 5% per year. KCS recorded $2.9 million as a reduction of interest expense in the income statement representing interest on the difference between the original principal and the settlement amount that was recorded post acquisition. The settlement agreement was assessed to include payment for $9.9 million of pre-acquisition receivables that were still outstanding at the time of settlement and not reserved for at the acquisition date. As a result of the inaccuracies subsequently identified in the balance sheet, which was used as the basis for the settlement of the purchase price and indemnity provision, the Company concluded that certain balance sheet assets and liabilities that were acquired were not the assets and liabilities that were included in the balance sheet. Based upon all the facts and circumstances, there was a clear and direct link to the purchase price; therefore, the Company recorded the remainder of the $32.5 million difference of $19.7 million as an adjustment of the purchase price in accordance with SFAS 141 during 2007.

Significant components of the allocation of the excess of the purchase price over the carrying value of the net assets acquired are as follows (in millions):

Increase in current assets	$10.6
Decrease in property and equipment	(31.1)
Increase in concession assets	243.0
Increase in deferred income taxes	(74.2)
Increase in other assets	83.6
Increase in current liabilities	(15.3)
Increase in long-term liabilities	(108.5)

Total	$108.1

The following table summarizes the recorded fair values of the assets acquired and liabilities assumed at the dates of acquisition as adjusted for the above impacts (in millions):

Current assets	$268.8
Property and equipment	530.5
Concession rights	1,354.8
Other assets	226.7

Total assets acquired	$2,380.8

Current liabilities	$288.3
Long-term debt	802.6
Other liabilities	125.2

Total liabilities acquired	$1,216.1

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

Note 5.	Other Balance Sheet Captions

Other Current Assets.  Other current assets included the following items at December 31 (in millions):

	2007	2006

Prepaid expenses	$5.4	$16.4
Deferred charge related to favorable railcar leases	10.7	11.3
Assets held for sale	—	47.9
Deposits	20.6	—
Deferred profit sharing asset	16.9	—
Other	13.6	10.5

Other current assets, net	$67.2	$86.1

Property and Equipment.  Property and equipment and related accumulated depreciation are summarized below at December 31 (in millions):

	2007	2006

Road property	$2,398.1	$2,118.4
Equipment	549.3	468.4
Concession improvements	418.7	324.3
Computer software	82.1	76.1
Other	32.5	38.9

Total	3,480.7	3,026.1
Accumulated depreciation	871.9	897.0

Net property and equipment	2,608.8	2,129.1
Construction in progress	309.0	323.1

Property and equipment, net	$2,917.8	$2,452.2

Depreciation of property and equipment totaled $95.9 million, $93.8 million, and $82.5 million, respectively, for 2007, 2006,and 2005.

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

Concession Assets.  As discussed in Note 1, the Mexican government granted KCSM the Concession to operate the northeast rail lines in Mexico. Concession assets and related amortization are summarized below at December 31 (in millions):

	2007	2006

Road property	$1,179.4	$1,231.4
Land	133.1	135.3
Other	32.2	32.3

Total	1,344.7	1,399.0
Accumulated amortization	129.2	95.7

Concession assets, net	$1,215.5	$1,303.3

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

Amortization of Concession assets totaled $59.5 million, $60.4 million, and $44.9 million for 2007, 2006, and 2005.

Accrued Liabilities.  Accrued liabilities included the following items at December 31 (in millions):

	2007	2006

Interest payable	$16.7	$16.7
Vacation accrual	13.3	13.2
Car hire per diem	18.2	27.2
Prepaid freight charges due other railroads	37.0	37.2
Claim reserves	60.2	88.9
Deferred credits related to unfavorable locomotive leases and maintenance contracts	8.8	9.7
Property and other taxes	13.4	32.4
Other	159.1	129.4

Accrued liabilities	$326.7	$354.7

Note 6.	Long-Term Debt

Indebtedness Outstanding.  Long-term debt follows at December 31 (in millions):

	2007	2006

KCS
Debt obligations related to KCSM acquisition	$—	$83.3
Other debt obligations	0.2	0.2
KCSR
Revolving credit facility, variable interest rate, 6.560% at December 31, 2007, due 2008	120.0	90.0
Term loans, variable interest rate, 6.800% at December 31, 2007, due 2008	317.1	244.9
9 1/2% senior notes, due 2008	200.0	200.0
7 1/2% senior notes, due 2009	200.0	200.0
Capital lease obligations, due serially to 2017	7.6	0.8
Other debt obligations	12.3	12.7
Tex-Mex
RRIF loan, 4.29%, due serially to 2030	48.0	49.2
KCSM
Term loans, variable interest rate, 7.475% at December 31, 2006, due 2008	—	46.7
Revolving credit facility, variable interest rate, 6.531% at December 31, 2007, due 2011	20.0	—
Term loan, variable interest rate, 7.024% at December 31, 2007, due 2012	30.0	—
10 1/4% senior notes	—	4.0
12 1/2% senior notes	—	178.6
9 3/8% senior notes, due 2012	460.0	460.0
7 5/8% senior notes, due 2013	175.0	175.0
7 3/8% senior notes, due 2014	165.0	—
Capital lease obligations, due serially to 2011	0.7	1.0
Fair market adjustment related to purchase accounting	—	10.6

Total	1,755.9	1,757.0
Less: Debt due within one year(i)	650.9	92.8

Long-term debt	$1,105.0	$1,664.2

(i)	2006 includes a current liability of $50.9 million related to KCSM acquisition

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

KCS Debt.

Debt Obligations Related to KCSM Acquisition.  In connection with the acquisition of KCSM and the VAT/Put Settlement, the Company recorded a $110.0 million liability payable to TMM in 2005. The liability was non-interest bearing, therefore it was recorded at its present value based on a 5% discount rate. On March 13, 2006, in settlement of the $110.0 million obligation, KCS paid $35 million in cash, issued 1,494,469 shares of KCS common stock at the VWAP of $23.4197, as determined by the Acquisition Agreement (as presented in the consolidated statement of changes in stockholders’ equity and comprehensive income), and issued a $40 million five-year non-interest bearing note. At December 31, 2006, the Company recorded a non-current liability of $32.4 million which would accrete at 5% annually until paid.

Also, as part of the acquisition in 2005, KCS issued escrow notes totaling $47.0 million which were subject to reduction for certain potential losses related to breaches of certain representations, warranties or covenants in the Acquisition Agreement by TMM. The escrow notes were due April 1, 2007, and accrued interest at a stated rate of 5.0%. The principal and interest were payable in cash or in stock (shares to be determined based on the VWAP 20 days prior to settlement) at the Company’s discretion. At December 31, 2006, the Company included $50.9 million as a current liability on the balance sheet.

In January 2007, KCS advised TMM that KCS intended to assert claims totaling an amount greater than $47.0 million for indemnification under the Acquisition Agreement related to representations and warranties made by TMM. In February 2007, KCS received notice from TMM indicating that TMM would seek damages from KCS under the Acquisition Agreement. On September 24, 2007, KCS entered into a Settlement Agreement (“Agreement”) with Grupo TMM, S.A.B. (“TMM”, formerly Grupo TMM, S.A.), TMM Logistics, S.A. de C.V., a subsidiary of TMM, and VEX Asesores Corporativos, S.A. de C.V. (formerly José F. Serrano International Business, S.A. de C.V.) (the “Consulting Firm”), resolving certain claims and disputes over liabilities established as part of KCS’ acquisition of KCSM. Pursuant to the terms of the Agreement, KCS paid TMM $54.1 million in cash to retire the two notes discussed above, totaling $86.6 million. This Agreement was primarily accounted for as a change to the final purchase price of KCS’ investment in KCSM. KCSM adjusted its purchase accounting assets and will reduce prospectively the amortization of these assets over approximately the next twenty four years.

KCSR Debt.

Revolving Credit Facility and Term Loans.  On April 28, 2006, KCS, KCSR and the other subsidiary guarantors named therein entered into an amended and restated credit agreement (the “2006 Credit Agreement”), in an aggregate amount of $371.1 million with The Bank of Nova Scotia and other lenders named in the 2006 Credit Agreement. Proceeds from the 2006 Credit Agreement were used to refinance all amounts outstanding under KCSR’s previous credit agreement. The 2006 Credit Agreement initially consisted of a $125.0 million revolving credit facility with a letter of credit sublimit of $25.0 million and swing line advances of up to $15.0 million, and a $246.1 million term loan facility (or “Term Loan B Facility”). On May 31, 2007, KCSR entered into Amendment No. 1 to the 2006 Credit Agreement which provided for a new $75.0 million term loan facility (the “Term Loan C Facility”) under the 2006 Credit Agreement. Proceeds from advances under the Term Loan C Facility were used to reduce amounts outstanding under the revolving credit facility. The revolving credit facility bears interest at either LIBOR, or an alternate base rate, plus a spread based on the Company’s leverage ratio as defined in the 2006 Credit Agreement. The Term Loan B Facility bears interest at LIBOR plus 175 basis points or the alternative base rate plus 75 basis points. The Term Loan C Facility bears interest at LIBOR plus 150 basis points or the alternative base rate plus 50 basis points. The 2006 Credit Agreement contains covenants that restrict or prohibit certain actions, including, but not limited to, KCS’ ability to incur debt, create or suffer to exist liens, make prepayment of particular debt, pay dividends, make investments, engage in transactions with stockholders and affiliates, issue capital stock, sell certain assets, and engage in mergers and consolidations or in sale-leaseback transactions. In addition,

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

KCS must meet certain consolidated interest coverage and leverage ratios. Failure to maintain compliance with the covenants could constitute a default which could accelerate the payment of any outstanding amounts under the 2006 Credit Agreement. Borrowings under the 2006 Credit Agreement are secured by substantially all of the Company’s domestic assets and are guaranteed by the majority of its domestic subsidiaries.

The final maturity date for the revolving credit facility is April 28, 2011 and the final maturity date for the Term Loan B Facility and the Term Loan C Facility is April 28, 2013. The 2006 Credit Agreement, however, provides for an earlier termination date which is 90 days prior to the earliest final maturity date of any outstanding KCSR 9 1/2% Senior Notes due 2008 (the “9 1/2% Notes”) and 7 1/2% Senior Notes due 2009 (the “7 1/2% Notes”) unless the 2006 Credit Agreement facilities are rated at least Ba3 by Moody’s Investor Service (“Moody’s”) and BB+ by Standard & Poor’s Rating Service (“S&P”) in each case, with at least stable outlooks, or prior to such date, the 9 1/2% Notes and 7 1/2% Notes have been refinanced in full, or an amount sufficient to indefeasibly repay such 9 1/2% Notes and 7 1/2% Notes has been deposited with the applicable note trustee. The earliest final maturity date of the 9 1/2% Notes and 7 1/2% Notes is currently October 1, 2008. Based upon the aforementioned termination provision, the rating criterion of S&P has not been met, resulting in a maturity date of July 3, 2008. The Company intends to refinance the 9 1/2% Notes prior to such date. During the third quarter, the Company reclassified the obligations outstanding under the 2006 Credit Agreement from long term debt to current debt. As of December 31, 2007, advances under the revolving credit facility totaled $120.0 million and the Term Loan B and Term Loan C facility balances were $242.5 million and $74.6 million, respectively. Each of these obligations has been reclassified from long term debt to current debt. Revolver availability as of December 31, 2007 was $5.0 million.

On January 31, 2007, KCS provided written notice to the lenders under the 2006 Credit Agreement of certain representation and other defaults under the 2006 Credit Agreement arising from the potential defaults which existed under the KCSR indentures governing the 9 1/2% Notes and 7 1/2% Notes as described in the second paragraph under Senior Notes below. These defaults limited KCSR’s access to the revolving credit facility. In its notice of default, the Company also requested that the lenders waive these defaults. On February 5, 2007, the Company received a waiver of such defaults from all of the lenders under the 2006 Credit Agreement.

Senior Notes.  KCSR has outstanding $200.0 million of 9 1/2% Senior Notes issued during the third quarter of 2000 and due October 1, 2008, and $200.0 million of 7 1/2% Senior Notes issued in June of 2002 and due June 12, 2009. These senior unsecured notes bear interest at a fixed annual rate which is paid semi-annually. These senior notes are general unsecured obligations of KCSR but are guaranteed by KCS and certain of its domestic subsidiaries.

On January 29, 2007, the Company commenced a consent solicitation to amend the indentures under which the 9 1/2% Senior Notes and 7 1/2% Senior Notes were issued. The Company identified certain inconsistencies in the language of the indentures which prevented KCS from obtaining a coverage ratio of at least 2.00:1. The purpose of the consent solicitation was to (i) resolve an inconsistency in the inclusion of certain expenses, but not the income, of restricted subsidiaries in the calculation of the consolidated coverage ratio under the indentures, (ii) amend the definition of refinancing indebtedness to allow the inclusion of certain related premiums, interest, fees and expenses in permitted refinancing indebtedness and (iii) obtain waivers of any defaults arising from certain actions taken in the absence of such proposed amendments. On February 5, 2007, the Company obtained the requisite consents from the holders of the 9 1/2% Senior Notes and 7 1/2% Senior Notes to amend their respective indentures as described above and executed supplemental indentures containing such amendments and waivers.

Tex-Mex Debt.

RRIF Loan Agreement.  On June 28, 2005, Tex-Mex entered into an agreement with the Federal Railroad Administration (“FRA”) to borrow $50.0 million to be used for infrastructure improvements which are

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

expected to increase efficiency and capacity in order to accommodate growing freight rail traffic related to the NAFTA corridor. At December 31, 2005, Tex-Mex had borrowed a net amount of $21.7 million under the loan agreement. Tex-Mex drew down the remaining $28.2 million during 2006. The note bears interest at 4.29% annually and the principal balance amortizes quarterly with a final maturity of July 13, 2030. The loan was made under the Railroad Rehabilitation and Improvement Financing (“RRIF”) Program administered by the FRA. The loan is guaranteed by Mexrail, which has issued a Pledge Agreement in favor of the lender equal to the gross revenues earned by Mexrail on per-car fees on traffic crossing the International Rail Bridge in Laredo, Texas.

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

KCSM Debt.

Revolving Credit Facility and Term Loans.  On October 24, 2005, KCSM entered into a credit agreement (the “2005 KCSM Credit Agreement”) in an aggregate amount of $106.0 million, with a maturity date of October 28, 2008. The 2005 KCSM Credit Agreement consisted of a $30.0 million revolving credit facility and a $76.0 million term loan facility secured by the locomotives and rail cars owned by KCSM’s subsidiary, Arrendadora. For loans denominated in U.S. dollars, the facilities bore interest at LIBOR plus a spread based on KCSM’s leverage ratio as defined under the 2005 KCSM Credit Agreement. For loans denominated in Mexican pesos, the facilities bore interest at the Tasa de Interes Interbancario de Equilibrio (“TIIE”), the 28-day Mexican inter-bank rate, plus a spread based on KCSM’s leverage ratio. Proceeds from the facilities were used primarily to pay down debt and for general corporate purposes. At December 31, 2006 there were no advances outstanding under the $30.0 million revolving credit facility. On November 21, 2006, KCSM paid down $29.0 million of the term loan facility from the proceeds of its 7 5/8% senior notes offering. At December 31, 2006, the term loan’s balance was $46.7 million. The proceeds from the new credit agreement (the “2007 KCSM Credit Agreement”) were used to pay down all amounts outstanding under the 2005 KCSM Credit Agreement. The 2005 KCSM Credit Agreement contained covenants and restrictions similar to those in KCSR’s Credit Agreement.

On April 7, 2006, KCSM entered into an amendment and waiver (“KCSM Amendment and Waiver”) related to the 2005 KCSM Credit Agreement. The 2005 KCSM Credit Agreement was amended to (i) exclude certain payment obligations accrued under two locomotive maintenance agreements and under a track maintenance rehabilitation agreement from the definition of Indebtedness, (ii) eliminate certain minimum and multiple borrowing thresholds for peso borrowings under the revolving credit facility and (iii) eliminate the reporting requirement to provide unaudited consolidated financial statements for the fourth fiscal quarter. The KCSM Amendment and Waiver also waived certain reporting requirements, including the requirement of KCSM to provide audited consolidated financial statements 90 days after the end of the 2005 fiscal year, provided such reports were delivered by April 30, 2006, and compliance with the Consolidated Leverage Ratio obligations of Section 7.1(c) of the 2005 KCSM Credit Agreement for the four quarters ended December 31, 2005, if compliance therewith was calculated without giving effect to the amendment to the definition of “Indebtedness” in the KCSM Amendment and Waiver, provided that KCSM was in compliance therewith after giving effect to the KCSM Amendment and Waiver.

On June 14, 2007, KCSM entered into a new unsecured credit agreement (the “2007 KCSM Credit Agreement”), in an aggregate amount of up to $111.0 million, consisting of a revolving credit facility of up to

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

$81.0 million, and a term loan facility of up to $30.0 million with Bank of America, N.A., BBVA Bancomer, S.A., Institución de Banca Múltiple, and the other lenders named in the 2007 KCSM Credit Agreement. KCSM used the proceeds from the 2007 KCSM Credit Agreement to pay (a) all amounts outstanding under the 2005 KCSM Credit Agreement, and to pay all fees and expenses related to the refinancing of the 2005 KCSM Credit Agreement, (b) to pay all amounts outstanding in respect of KCSM’s 10 1/4% Senior Notes due 2007, (c) to refinance a portion of KCSM’s 12 1/2% Senior Notes due 2012, (d) to pay all amounts outstanding under KCSM’s Bridge Loan Agreement dated April 30, 2007, and (e) for general corporate purposes. The maturity date for the revolving credit facility is December 30, 2011, and the maturity date for the term loan facility is June 29, 2012. Loans under the 2007 KCSM Credit Agreement bear interest at LIBOR plus a spread based on KCSM’s leverage ratio as defined under the 2007 KCSM Credit Agreement. The 2007 KCSM Credit Agreement contains covenants that restrict or prohibit certain actions that are customary for these types of agreements. In addition, KCSM must meet certain consolidated interest coverage ratios, consolidated leverage ratios, and fixed charge coverage ratios. KCSM is not currently in default of the 2007 KCSM Credit Agreement and has access to the revolving credit facility. At December 31, 2007, advances under the revolving credit facility were $20.0 million, with $61.0 million remaining available under the facility.

On December 19, 2007, KCSM entered into Amendment and Waiver No. 1 to the 2007 KCSM Credit Agreement (“KCSM Amendment and Waiver No. 1”) to modify certain terms to permit the KCSM to finance the acquisition of new locomotives by incurring indebtedness on an accelerated basis as compared to the original terms contained in the 2007 KCSM Credit Agreement. The KCSM Amendment and Waiver No. 1 also waives certain prospective defaults under the 2007 KCSM Credit Agreement as of the quarter ended December 31, 2007, as a result of the acquisition of the new locomotives in the fourth quarter of 2007, in order to permit the Company sufficient time to complete its financing of the new locomotives.

10 1/4% Senior Notes.  As of December 31, 2005, KCSM had outstanding $150.0 million of 10 1/4% unsecured senior notes issued in 1997 and due June 15, 2007 (the “KCSM 2007 Senior Notes”). On October 23, 2006, pursuant to an offer to purchase dated such date, KCSM commenced a cash tender offer and consent solicitation for any and all outstanding $150.0 million aggregate principal amount of the KCSM 2007 Senior Notes. KCSM received consents in connection with the tender offer and consent solicitation from holders of over 97% of the KCSM 2007 Senior Notes to amend the indenture under which the KCSM 2007 Senior Notes were issued (the “2007 Indenture”), to eliminate substantially all of the restrictive covenants included in the 2007 Indenture. The tender offer expired at midnight, New York City time, on November 20, 2006 and KCSM purchased tendered notes on November 21, 2006, in accordance with the terms of the tender offer from proceeds received through the issuance of new 7 5/8% Senior Notes. On December 31, 2006, there was $4.0 million of KCSM 2007 Senior Notes outstanding which was repaid during 2007 with the proceeds from the 2007 KCSM Credit Agreement.

12 1/2% Senior Notes.  KCSM had outstanding $178.6 million of 12 1/2% senior unsecured notes issued in June 2002 and due June 15, 2012, which were redeemable at any time in the event of certain changes in Mexican tax law and at KCSM’s option after June 14, 2007, subject to certain limitations, at the following redemption prices (expressed in percentages of principal amount), plus any unpaid interest: 2007 — 106.250%, 2008 — 104.167%, 2009 — 102.083% and thereafter — 100.000%. The notes were redeemed during 2007 with the proceeds from the issuance of the new KCSM 7 3/8% Senior Notes described below and other available financing.

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

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

7 5/8% Senior Notes.  On November 21, 2006, KCSM issued $175.0 million of new 7 5/8% senior unsecured notes due December 1, 2013. Proceeds from the issuance were used to purchase $146.0 million of tendered KCSM 2007 Senior Notes and repay $29.0 million of term loans under the 2005 KCSM Credit Agreement. The notes are redeemable at KCSM’s option after November 30, 2010, subject to certain limitations, at the following redemption prices (expressed in percentages of principal amount), plus any unpaid interest: 2010 — 103.813%, 2011 — 101.906% and 2012 — 100.000%. Subject to certain conditions, up to 35% of the principal of the notes is redeemable prior to December 1, 2009. In addition, the notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount in the event of certain changes in the Mexican withholding tax rate. The 7 5/8% Senior Notes include certain covenants that restrict or prohibit certain actions.

7 3/8% Senior Notes.  On May 16, 2007, KCSM issued $165.0 million principal amount of new 7 3/8% senior unsecured notes due June 1, 2014. KCSM used the net proceeds from the issuance of the notes, together with a $30.0 million bank term loan and available cash on hand, as necessary, to pay the principal, applicable premium and expenses associated with the redemption of KCSM’s 12 1/2% Senior Notes due 2012. The notes are redeemable at KCSM’s option, in whole but not in part, at 100% of their principal amount, plus any accrued and unpaid interest, at any time in the event of certain changes in Mexican tax law, and in whole or in part, on or after June 1, 2011, subject to certain limitations, at the following redemption prices (expressed as percentages of principal amount) plus any accrued and unpaid interest: 2011 — 103.688%, 2012 — 101.844%, and 2013 — 100.000%. The 7 3/8% Senior Notes include certain covenants that restrict or prohibit certain actions.

All of KCSM’s senior notes above are denominated in dollars and are unsecured, unsubordinated obligations, rank pari passu in right of payment with KCSM’s existing and future unsecured, unsubordinated obligations, and are senior in right of payment to KCSM’s future subordinated indebtedness.

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

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

Leases and Debt Maturities.

The Company leases transportation equipment, as well as office and other operating facilities under various capital and operating leases. Rental expenses under operating leases were $129.4 million, $136.8 million, and $103.0 million for the years ended December 31, 2007, 2006, and 2005, respectively. Contingent rentals and sublease rentals were not significant. Minimum annual payments and present value thereof under existing capital leases, other debt maturities and minimum annual rental commitments under non-cancelable operating leases follow (in millions):

		Capital Leases
	Long-	Minimum		Net		Operating Leases
	Term	Lease	Less	Present	Total	Southern	Third
Years	Debt	Payments	Interest	Value	Debt	Capital	Party	Total

2008	$650.0	$2.2	$1.3	$0.9	$650.9	$18.5	$128.9	$147.4
2009	201.6	2.0	1.1	0.9	202.5	16.7	120.4	137.1
2010	1.4	1.5	1.0	0.5	1.9	16.0	113.1	129.1
2011	21.5	1.5	1.0	0.5	22.0	14.7	111.1	125.8
2012	491.6	1.5	0.9	0.6	492.2	10.2	93.5	103.7
Thereafter	381.5	6.9	2.0	4.9	386.4	84.6	532.2	616.8

Total	$1,747.6	$15.6	$7.3	$8.3	$1,755.9	$160.7	$1,099.2	$1,259.9

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

Tax Expense.  Income tax provision (benefit) consists of the following components (in millions):

	2007	2006	2005

Current:
Federal	$—	$4.0	$11.2
State and local	0.8	0.4	(1.3)
Foreign	—	—	0.3

Total current	0.8	4.4	10.2

Deferred:
Federal	33.2	12.7	(17.8)
State and local	2.4	7.2	1.4
Foreign	30.7	21.1	(0.9)

Total deferred	66.3	41.0	(17.3)

Total income tax expense (benefit)	$67.1	$45.4	$(7.1)

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities follow at December 31 (in millions):

	2007	2006

Liabilities:
Depreciation	$533.5	$571.2
Investments	73.0	13.4
Concession rights	199.7	256.7
Other, net	9.8	5.6

Gross deferred tax liabilities	816.0	846.9

Assets:
Loss carryovers	(336.3)	(480.7)
Book reserves not currently deductible for tax	(70.9)	(48.3)
Inventories and provisions	(75.8)	(33.1)
Vacation accrual	(3.9)	(3.8)
Other, net	(16.7)	(9.8)

Gross deferred tax assets before valuation allowance	(503.6)	(575.7)
Valuation allowance on loss carryovers	8.9	9.8

Gross deferred tax assets	(494.7)	(565.9)

Net deferred tax liability	$321.3	$281.0

Tax Rates.  Differences between the Company’s effective income tax rates and the U.S. federal income tax statutory rate of 35% follow (in millions):

	2007	2006	2005

Income tax provision using the Statutory rate in effect	$77.5	$54.1	$26.7
Tax effect of:
Earnings (losses) of equity investees	0.7	(0.6)	0.3
Permanent items	2.1	1.0	(0.3)
State and local income tax provision	2.1	3.9	0.1
Tax credits	(2.9)	(1.8)	(2.4)
Foreign exchange, tax rate and indexation adjustments	(5.6)	(4.9)	4.3
Write off of deferred profit sharing	—	—	10.1
VAT/Put Settlement	—	—	(42.3)
Difference between U.S. and foreign tax rate	(9.0)	(3.1)	(3.9)
Foreign asset tax	—	—	0.3
Change in tax contingency	—	(2.8)	—
Other, net	2.2	(0.4)	—

Income tax expense (benefit)	$67.1	$45.4	$(7.1)

Effective tax rate	30.3%	29.4%	(9.3)%

Difference Attributable to KCSM Investment.  At December 31, 2007, the Company’s book basis exceeded the tax basis of its investment in KCSM by $660.8 million. The Company has not provided a deferred income tax liability for the income taxes, if any, which might become payable on the realization of

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

this basis difference because the Company intends to indefinitely reinvest in KCSM the financial accounting earnings which gave rise to the basis differential. Moreover, the Company has no other plans to realize this basis differential by a sale of its investment in KCSM. If the Company were to realize this basis difference in the future by a receipt of dividends or the sale of its interest in KCSM, as of December 31, 2007, the Company would incur gross federal income taxes of $231.3 million, which might be partially offset by foreign tax credits related to Mexican income taxes.

Prior to the acquisition of a controlling interest in KCSM on April 1, 2005, KCSM provided deferred income taxes for the difference between the financial reporting and income tax bases of its assets and liabilities. KCS recorded its proportionate share of these income taxes through its equity in KCSM’s earnings. Since April 1, 2005, KCSM income taxes are reflected in the consolidated results. Although KCSM has generated book profits, it has incurred tax losses due primarily to the accelerated tax amortization of the Concession rights. The Company has recognized a deferred income tax asset for the resulting net operating loss carryforwards. Management anticipates that such net operating loss carryforwards will be realized given the expiration dates (through the year 2046) of the loss carryforwards, as well as the fact that KCSM is expected to generate taxable income in the future. Management’s tax projections take into consideration certain assumptions, some of which are under their control and others which are not. Key assumptions include inflation rates, currency fluctuations, future income and future capital expenditures. If management’s assumptions are not correct, a valuation allowance may have to be recognized on the deferred tax asset.

As described in Note 4, on September 12, 2005, the Company and its subsidiaries, KCSM, along with TMM, entered into a settlement agreement with the Mexican government, resolving the controversies and disputes between the companies and the Mexican government concerning the payment of a value added tax (“VAT”) refund to KCSM and the obligation (“Put”) to purchase the remaining shares of KCSM owned by the Mexican government (the “VAT/Put Settlement”). All Mexican income taxes on the VAT were paid as part of the VAT/Put Settlement. The Company believes, based upon opinions of outside legal counsel and other factors, that the VAT/Put Settlement is not taxable to KCS for U.S. income tax purposes.

Tax Carryovers.  In prior years, the Company has generated both U.S. federal and state net operating losses. The losses are carried forward 20 years for federal and from 5 to 20 years for state. Both the federal and state loss carryovers are analyzed each year to determine the likelihood of realization. The U.S. federal loss carryover at December 31, 2007, is $84.4 million and if not used, would begin to expire in 2021. The Company believes the federal loss carryover will be realized. In addition, the Company has $11.4 million of tax credits consisting primarily of $9.6 million of track maintenance credits which, if not used, will begin to expire in 2025, and $1 million of alternative minimum tax credits which do not have an expiration period.

The state loss carryovers arise from both combined and separately filed tax filings from as early as 1991. The loss carryovers may expire as early as December 31, 2008, and as late as December 31, 2027. The state loss carryover at December 31, 2007, is $489.2 million ($14.9 million of tax), of which it is expected that $198.4 million ($6.0 million of tax) will be realized. Management believes that state loss carryovers, net of the valuation allowance, will be ultimately realized.

The Mexico federal loss carryovers at December 31, 2007, are $1,066 million and will expire as early as 2016 and as late as 2046. The Company believes the Mexican loss carryovers will be realized.

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

Uncertain Tax Positions.  In June 2006, the Financial Accounting Standards Board issued Interpretation Number 48 “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires the Company to recognize in the financial statements the benefit of a tax position only if the impact is more likely than not of being sustained on audit based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.

The provisions of FIN 48 were effective for KCS beginning January 1, 2007. The Company recognized a cumulative effect of the change in accounting principle of $1.3 million recorded as a decrease to opening retained earnings. The total unrecognized tax benefit as of January 1, 2007 was $26.3 million of which $5.1 million would impact the effective tax rate if recognized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Balance at January 1, 2007	$26.3
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	7.9
Reductions for tax positions of prior years	(1.6)
Settlements	—

Balance at December 31, 2007	$32.6

Within the next twelve months the Company anticipates a tax examination will be settled which will result in a decrease in unrecognized tax benefits of approximately $7.8 million. The tax examination settlement is expected to have an immaterial affect on the effective tax rate. The nature of the material uncertain positions which could change upon settlement include (in millions):

Capitalization and depreciation of fixed assets	$8.0
Deductibility of advance payments for recurring reserves	3.5
Availability of minimum tax credit carryforwards	(3.4)
Other	(0.3)

Total	$7.8

Tax returns filed in the United States from 1997 through the current year remain open to examination by the Internal Revenue Service. Tax returns filed in Mexico from 2002 through the current year remain open to examination by the taxing authorities in Mexico.

Interest and penalties related to uncertain tax positions are included in income before taxes on the income statement. Accrued interest and penalties as of the date of adoption was $13.5 million with an increase of $2.3 million in 2007 for a total of $15.8 million.

On October 1, 2007 the Entrepreneurial Tax of Unique Rate (referred to by its Spanish acronym, IETU or “Flat Tax”) in Mexico was enacted. The Flat Tax law will be effective on January 1, 2008 and replaces the Asset Tax law. The Flat Tax applies to a different tax base than the income tax and will be paid if the Flat Tax exceeds the income tax computed under existing law. The Company anticipates income taxes will equal or exceed the Flat Tax in future years; therefore deferred taxes have been provided at the historic income tax rates. The Company does not anticipate that the Flat Tax will have a material impact on its results of operations and financial condition.

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

Note 8.	Stockholders’ Equity

Information regarding the Company’s capital stock at December 31 follows:

	Shares
	Authorized	Shares Issued
	2007 and 2006	2007	2006

$25 par, 4% noncumulative, preferred stock	840,000	649,736	649,736
$1 par, preferred stock	2,000,000	—	—
$1 par, series A, preferred stock	150,000	—	—
$1 par, series B convertible, preferred stock	1,000,000	—	—
$1 par, series C redeemable cumulative convertible perpetual preferred stock	400,000	400,000	400,000
$1 par, series D cumulative convertible perpetual preferred stock	210,000	210,000	210,000
$.01 par, common stock	400,000,000	92,863,585	92,863,585

Shares outstanding at December 31:

	2007	2006

$25 par, 4% noncumulative, preferred stock	242,170	242,170
$1 par, series C redeemable cumulative convertible perpetual preferred stock	400,000	400,000
$1 par, series D cumulative convertible perpetual preferred stock	210,000	210,000
$.01 par, common stock	76,975,507	75,920,333

Treasury Stock.  Shares of common stock in Treasury and related activity follow:

	2007	2006	2005

Balance at beginning of year	16,943,252	17,957,035	10,098,912
Shares purchased	—	—	9,000,000
Shares issued for preferred stock dividend	(378,667)	—	—
Shares issued to fund stock option exercises	(84,528)	(617,107)	(528,758)
Employee stock purchase plan shares issued	(116,663)	(109,644)	(205,928)
Nonvested shares issued	(563,112)	(428,143)	(442,632)
Nonvested shares forfeited	87,796	141,111	35,441

Balance at end of year	15,888,078	16,943,252	17,957,035

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

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

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

Dividend Restrictions.  Following completion of the preparation of the 2005 financial statements of KCS, the Company determined that its Consolidated Coverage Ratio (as defined in the indentures for KCSR’s 7 1/2% Notes and 9 1/2% Notes) was less than 2.0:1. As a result, pursuant to the terms of each KCSR indenture, the Company was unable to pay cash dividends on its Series C Preferred Stock and dividends in cash or shares of KCS common stock on its Series D Preferred Stock. The dividends accumulate until such ratio increases to at least 2.0:1. On January 12, 2007, KCS declared a dividend on the Series C Preferred Stock and Series D Preferred Stock for all outstanding arrear dividends. As of December 31, 2007, KCS is current with respect to its Preferred Stock dividend payments.

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

The Rights Plan has certain anti-takeover provisions that may cause substantial dilution to a person or group that attempts to acquire the Company without the approval of the Board of Directors. The Rights Plan will not interfere with any offer for all of the outstanding common stock that has the approval of the Independent Directors. The rights will become exercisable after a non-approved person or group has acquired,

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

or a tender offer is made for, 15% or more of the common stock of the Company (13% or more in the case of certain acquisitions by “Adverse Persons”). Right holders (other than the acquiring person or group) may then exercise their rights at the then current purchase price, and receive the number of shares of Preferred Stock (or in certain circumstances, common stock) having a market value of two times the purchase price of the rights. Additionally, if the Company is thereafter merged into another entity, or if more than 50% of the Company’s consolidated assets or earning power is sold or transferred, holders of the rights may exercise their rights at the then current purchase price and receive common stock of the acquirer equal to two times the purchase price of the rights. KCS may redeem the rights for $0.0025 per right until a triggering acquisition. The rights expire October 11, 2010.

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

The Company and certain of its subsidiaries have established trusts to provide for the funding of corporate commitments and entitlements of officers, directors, employees and others in the event of a specified change in control of the Company or subsidiary. Assets held in such trusts on December 31, 2007, were not material. Depending upon the circumstances at the time of any such change in control, the most significant factor of which would be the highest price paid for KCS common stock by a party seeking to control the Company, funding of the Company’s trusts could be substantial.

Note 9.	Share-Based Compensation

Stock Option Plan.  The Kansas City Southern 1991 Amended and Restated Stock Option and Performance Award Plan (as amended and restated effective May 5, 2004) (the “Plan”) provides for the granting of options to purchase up to 16.0 million shares of the Company’s common stock by officers and other designated employees. Options have been granted under the Plan at 100% of the average market price of the Company’s stock on the date of grant and generally have a 5 year cliff vesting period and are exercisable over the 10 year contractual term, except that options outstanding with limited rights (“LRs”) or limited stock appreciation rights (“LSARs”), become immediately exercisable upon certain defined circumstances constituting a change in control of the Company. The Plan includes provisions for stock appreciation rights, LRs and LSARs. All outstanding options include LSARs, except for options granted to non-employee Directors prior to 1999. The grant date fair value, less estimated forfeitures, is recorded to expense on a straight-line basis over the vesting period.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions used were as follows:

	2007	2006	2005

Expected dividend yield	0%	0%	0%
Expected volatility	34.17%	37.84%	26.78%
Risk-free interest rate	4.70%	4.96%	3.41%
Expected term (years)	7.50	6.83	5.50
Weighted-average grant date fair value of stock options granted	$16.04	$12.62	$3.98

The Company has not paid dividends to common shareholders since January of 2000 and currently does not expect to pay dividends to common stockholders in the future. The expected volatility is based on the historical volatility of the Company’s stock price over a term equal to the estimated life of the options. The risk-free interest rate is determined based on the U.S. Treasury rates approximating the expected life of the options granted, which represents the period of time the awards are expected to be outstanding and is based on the historical experience of similar awards.

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes activity under the stock option plan:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price	Contractual	Intrinsic
	Shares	per Share	Term	Value
			In years	In millions

Options outstanding at December 31, 2004	4,192,742	$8.62
Granted	104,200	17.51
Exercised	(554,869)	6.88
Forfeited or expired	(34,680)	10.54

Options outstanding at December 31, 2005	3,707,393	9.11
Granted	90,800	26.03
Exercised	(627,907)	10.83
Forfeited or expired	(229,954)	12.77

Options outstanding at December 31, 2006	2,940,332	8.98
Granted	32,500	33.78
Exercised	(95,907)	6.14
Forfeited or expired	(19,162)	20.95

Options outstanding at December 31, 2007	2,857,763	$9.28	3.68	$71.6

Vested and expected to vest at December 31, 2007	2,845,426	$9.22	3.66	$71.4

Exercisable at December 31, 2007	2,487,930	$8.04	3.27	$65.4

Compensation expense of $0.7 million and $0.6 million was recognized for stock option awards for the years ended December 31, 2007 and 2006, respectively. The total income tax benefit recognized in the income statement for stock options was $0.3 million and $0.2 million for the years ended December 31, 2007, and 2006, respectively. As described in Note 2, no compensation expense was recognized for the year ended December 31, 2005 as the Company accounted for share-based compensation in accordance with APB 25 prior to the adoption of SFAS 123R on the modified prospective basis on January 1, 2006.

Additional information regarding stock option exercises appears in the table below (in millions):

	2007	2006	2005

Aggregate grant-date fair value of stock options vested	$0.5	$0.7	$2.1
Intrinsic value of stock options exercised	2.7	11.4	9.7
Cash received from option exercises	0.6	6.7	3.8

As of December 31, 2007, $1.1 million of unrecognized compensation cost relating to nonvested stock options is expected to be recognized over a weighted-average period of 1.63 years. At December 31, 2007, there were 1,742,714 shares available for future grants under the Plan.

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

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

A summary of nonvested stock activity is as follows:

		Weighted-
		Average Grant	Aggregate
	Number of	Date	Intrinsic
	Shares	Fair Value	Value
			In millions

Nonvested stock at December 31, 2004	—	$—
Granted	435,032	20.64
Vested	(7,440)	18.56
Forfeited	(35,441)	21.88

Nonvested stock at December 31, 2005	392,151	20.57
Granted	421,002	25.73
Vested	(58,469)	20.17
Forfeited	(141,111)	22.33

Nonvested stock at December 31, 2006	613,573	23.74
Granted	570,464	33.26
Vested	(81,613)	24.86
Forfeited	(87,796)	26.05

Nonvested stock at December 31, 2007	1,014,628	$28.80	$34.8

Compensation cost on nonvested stock was $6.7 million, $3.1 million, and $1.5 million, for the years ended December 31, 2007, 2006, and 2005 respectively. The total income tax benefit recognized in the income statement for nonvested stock awards was $2.5 million and $1.1 million and $0.5 million for the years ended December 31, 2007, 2006, and 2005 respectively.

As of December 31, 2007, $19.7 million of unrecognized compensation costs related to nonvested stock is expected to be recognized over a weighted — average period of 1.64 years. The fair value (at vest date) of shares vested during the year ended December 31, 2007, was $2.0 million.

Performance Based Awards.  During 2007, the Company granted performance based nonvested stock awards. The awards granted establish an annual target number of shares that generally vest at the end of a three year requisite service period following the grant date. In addition to the three year service condition, the number of nonvested shares to be received depends on the attainment of performance goals based on the following annual measures: operating ratio, earnings before interest, tax, depreciation and amortization (EBITDA) and return on capital employed. The number of nonvested shares ultimately earned will range from zero to 200% of the annual target award.

A summary of performance based nonvested awards activity is as follows:

	Target Number of	Weighted-Average
	Shares *	Grant Date Fair Value

Nonvested stock, at December 31, 2006	—	$—
Granted	504,638	30.77
Vested	—	—
Forfeited	(27,000)	29.82

Nonvested stock, at December 31, 2007	477,638	$30.82

*	The number of shares earned may range from zero to 200% of the nonvested stock shown in the table.

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

The performance shares earned in 2007 were 192,065, which was approximately 134% of the annual target award granted for the 2007 performance period. Over the remaining two year performance period, participants in the aggregate can earn up to a maximum of 668,630 shares.

The Company expenses the grant date fair value of the awards which are probable of being earned based on forecasted annual performance goals over the three year performance period. Compensation expense on performance based awards was $3.1 million for the year ended December 31, 2007. Total income tax benefit recognized in the income statement for performance based awards was $1.1 million for the year ended December 31, 2007.

As of December 31, 2007, $2.4 million of unrecognized compensation cost related to performance based awards is expected to be recognized over a weighted-average period of 1.13 years. The unrecognized compensation cost includes only the amount determined to be probable of being earned based upon the attainment of the annual performance goals.

SFAS 123R requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under prior guidance. Excess tax benefits from share-based compensation of $2.4 million and $0.2 million were included in cash used for financing activities for the years ended December 31, 2007 and 2006, respectively.

Employee Stock Purchase Plan.  The Employee Stock Purchase Plan (“ESPP”), established in 1977, provides substantially all full-time employees of the Company, certain subsidiaries and certain other affiliated entities, with the right to subscribe to an aggregate of 11.4 million shares of common stock. The ESPP is subject to annual approval by the Company’s Board of Directors. Employees may elect to withhold an amount from payroll on the offering date in exchange for rights to purchase a fixed number of designated shares of the Company’s common stock. For offerings under the Nineteenth, Eighteenth, and Seventeenth Offerings, the purchase prices for shares was equal to 90% of the average market price on either the exercise date or the offering date, whichever is lower. Under SFAS 123R, both the 10% discount in grant price and the 90% share option are valued to derive the award’s fair value. The awards vest and the expense is recognized ratably over one year. The following table summarizes activity related to the various ESPP offerings:

	Offering Date			Exercise Date			Received
		Purchase	Shares		Purchase	Shares	from
	Date	Price	Subscribed	Date Issued	Price	Issued	Employees(i)
							In millions

Nineteenth offering	October 31, 2007	$34.69	83,461	—	$—	—	$—
Eighteenth offering	October 31, 2006	25.97	101,737	January 24, 2008	25.97	89,739	2.3
Seventeenth offering	October 31, 2005	20.10	140,867	January 31, 2007	20.10	117,799	2.4

(i)	Represents amounts received from employees through payroll deductions for share purchases under applicable offering.

The fair value of the ESPP stock purchase rights is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used were as follows:

	Nineteenth	Eighteenth	Seventeenth
	Offering	Offering	Offering

Expected dividends	0%	0%	0%
Expected volatility	32%	32%	28%
Risk free interest rate	4.10%	4.99%	4.15%
Expected life (years)	1	1	1
Fair value at grant date	$9.32	$7.15	$5.12

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

Compensation expense of $0.7 million and $0.6 million was recognized for ESPP option awards for the years ended December 31, 2007, and 2006, respectively. At December 31, 2007, there were 4.0 million remaining shares available for future ESPP offerings.

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

KCSM Union Pension.  During 2007, the Company formalized the substantive pension benefit settled in the form of a lump-sum post-retirement payment to retiring union employees in Mexico who leave the Company after age 60. The benefit to retirees is based on a statutory termination indemnity calculation under Mexican law which considers the retiree’s salary at the time of retirement and the number of years of credited service. Beginning in 2008, the plan will also include a social security bridge benefit for employees retiring between ages 55 and 60 and a disability benefit. In addition, the Company will fund individual accounts for employees by contributing a fixed percentage of their pay, as well as matching 50% of the amount voluntarily contributed by the employee. The benefit paid upon retirement will be the greater of the statutorily based benefit and the accumulated company contributions in the participant’s account.

The Company uses December 31 as the measurement date for its pension and post-retirement benefit obligations.

Net Periodic Benefit Cost, Plan Obligations and Funded Status

Components of the net cost (benefit) for these plans were as follows for the years ended December 31 (in millions):

	Health and Welfare			Pension
	2007	2006	2005	2007	2006	2005(i)

Service cost	$0.1	$0.1	$0.1	$1.4	$1.7	$1.1
Interest cost	0.4	0.5	0.5	0.9	1.0	0.6
Expected return on plan assets	—	—	—	—	—	—
Actuarial (gain) loss(ii)	0.1	(0.7)	0.1	(0.5)	(2.6)	0.7
Prior service credit (iii)	(0.3)	(0.3)	—	—	—	—

Net periodic cost (benefit) recognized	$0.3	$(0.4)	$0.7	$1.8	$0.1	$2.4

(i)	The obligation related to the KCSM pension was acquired with the change in control and consolidation of KCSM beginning April 1, 2005. The pension cost presented for 2005 represents an estimated cost for the nine month period from April 1, 2005 through December 31, 2005. Prior to April 1, 2005, KCSM was accounted for as an equity method investee. The pension obligation was established during the finalization of purchase accounting (see Note 4). The pension costs since the date of acquisition have been included in the results for the years ended December 31, 2007 and 2006.

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

(ii)	Net benefit costs above do not include a component for the amortization of actuarial gains or losses as the Company’s policy is to recognize such gains and losses immediately.

(iii)	During 2005, the Company revised its medical plan to exclude prescription drug coverage available under Medicare part D. This negative plan amendment generated an unrecognized prior service benefit of $2.3 million which is being amortized over the estimated remaining life of the affected participants of 9.5 years.

The following table reconciles the change in the benefit obligation, fair value of plan assets, change in the funded status, and the accrued benefit cost as of and for each of the years ended December 31 (in millions):

	Health and Welfare		Pension
	2007	2006	2007	2006

Benefit obligation at beginning of year	$7.2	$8.6	$12.1	$12.4
Service cost	0.1	0.1	1.4	1.7
Interest cost	0.4	0.5	0.9	1.0
Actuarial (gain) loss	0.1	(0.7)	(0.5)	(2.6)
Benefits paid, net of retiree contributions(i)	(0.7)	(1.3)	(0.9)	(0.4)
Prior service cost(ii)	—	—	1.3	—

Benefit obligation at end of year	7.1	7.2	14.3	12.1

Fair value of plan assets at beginning of year	0.5	0.7
Actual return on plan assets	0.1	(0.1)
Benefits paid, net of contributions(i)	(0.1)	(0.1)

Fair value of plan assets at end of year	0.5	0.5

Funded status	$(6.6)	$(6.7)	$(14.3)	$(12.1)

(i)	Benefits paid for the reconciliation of the benefit obligation include both medical and life insurance benefits, whereas benefits paid from the reconciliation of the funded status include only life insurance benefits. Plan assets relate only to life insurance benefits. Medical benefits are funded as obligations become due.

(ii)	During 2007, the Company formalized its substantive pension benefit which resulted in a plan amendment. The prior service cost related to the plan amendment was included as a component of accumulated other comprehensive income and is being amortized over the estimated remaining life of the participants of 17 years.

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

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

Weighted average assumptions used to determine benefit obligations were as follows for the years ended December 31:

	Health and Welfare		Pension
	2007	2006	2007	2006

Discount rate	6.00%	5.75%	8.00%	8.00%
Rate of compensation increase	n/a	n/a	4.50%	5.00%

Weighted average assumptions used to determine net benefit cost for the periods were as follows for the years ended December 31:

	Health and Welfare		Pension
	2007	2006	2007	2006

Discount rate	5.75%	5.40%	8.00%	8.00%
Expected long-term rate of return on plan assets	3.00%	3.00%	n/a	n/a
Rate of compensation increase	n/a	n/a	4.50%	5.00%

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

	2007	2006	2005

Health care trend rate for next year	8.00%	9.00%	10.00%
Ultimate trend rate	5.00%	5.00%	5.00%
Year that rate reaches ultimate rate	2014	2010	2010

Cash Flows

The following table represents benefit payments expected to be paid, which reflect expected future service, as appropriate, for each of the next five years and the aggregate five years thereafter (in millions):

	Health and
Year	Welfare	Pension

2008	$0.8	$0.3
2009	0.8	0.4
2010	0.8	0.6
2011	0.8	0.8
2012	0.8	1.2
2013 — 2017	3.1	14.0

Multi-Employer Plan.  Under collective bargaining agreements, KCSR participates in a multi-employer benefit plan, which provides certain post-retirement health care and life insurance benefits to eligible union employees and certain retirees. Premiums under this plan are expensed as incurred and were $2.8 million, $2.6 million, and $2.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

401(k) and Profit Sharing Plan.  The Company sponsors the KCS 401(k) and Profit Sharing Plan (the “401(k) plan”), whereby participants can choose to make contributions in the form of salary deductions pursuant to Section 401(k) of the Internal Revenue Code. The Company matches 401(k) contributions up to a maximum of 5% of compensation. For the years ended December 31, 2007, 2006 and 2005, the Company

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

expensed $1.6 million, $1.5 million, and $1.4 million, respectively, related to the KCS 401(k) and Profit Sharing Plan.

Note 11.	Commitments and Contingencies

Litigation.  The Company is a party to various legal proceedings and administrative actions, all of which, except as set forth below, are of an ordinary, routine nature and incidental to its operations. Included in these proceedings are various tort claims brought by current and former employees for job related injuries and by third parties for injuries related to railroad operations. KCS aggressively defends these matters and has established liability reserves which management believes are adequate to cover expected costs. Although it is not possible to predict the outcome of any legal proceeding, in the opinion of management, other than those proceedings described in detail below, such proceedings and actions should not, individually, or in the aggregate, have a material adverse effect on the Company’s financial condition and liquidity. However, a material adverse outcome in one or more of these proceedings could have a material adverse impact on the operating results of a particular quarter or fiscal year.

Reinsurance Litigation.  As previously disclosed in the Company’s quarterly reports on Form 10-Q, insurance companies who provided insurance to the Company filed an action in federal court in Vermont (“Reinsurance Litigation”) seeking a declaration that they have no obligation to indemnify the Company concerning a particular casualty claim. That claim, Kemp, et al. v. The Kansas City Southern Railway Company, et al., was filed in the Circuit Court of Jackson County, Missouri (“Litigation”) and went to trial in September 2006. The Company reached a settlement with the plaintiffs in the Litigation, which was paid out in the first quarter of 2007. The Company also reached settlements with various parties, including the insurance companies involved in the Reinsurance Litigation, to indemnify the Company for a significant portion of the litigation settlement. The litigation settlement was fully reflected in the Company’s financial statements and the Company does not have any further risk associated with this litigation or the Reinsurance Litigation.

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

The risk of incurring environmental liability is inherent in the railroad industry. As part of serving the petroleum and chemicals industry, the Company transports hazardous materials and has a professional team available to respond to and handle environmental issues that might occur in the transport of such materials. Additionally, the Company is a partner in the Responsible Care® program and, as a result, has initiated additional environmental, health and safety programs. The Company performs ongoing reviews and evaluations

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

of the various environmental programs and issues within the Company’s operations, and, as necessary, takes actions intended to limit the Company’s exposure to potential liability.

The Company owns property that is, or has been, used for industrial purposes. Use of these properties may subject the Company to potentially material liabilities relating to the investigation and cleanup of contaminants, claims alleging personal injury, or property damage as the result of exposures to, or release of, hazardous substances. Although the Company is responsible for investigating and remediating contamination at several locations, based on currently available information, the Company does not expect any related liabilities, individually or collectively, to have a material impact on its financial position or cash flows. Should the Company become subject to more stringent cleanup requirements at these sites, discover additional contamination, or become subject to related personal or property damage claims, the Company could incur material costs in connection with these sites.

The Company records liabilities for remediation and restoration costs related to past activities when the Company’s obligation is probable and the costs can be reasonably estimated. Costs of ongoing compliance activities to current operations are expensed as incurred. The Company’s recorded liabilities for these issues represent its best estimates (on an undiscounted basis) of remediation and restoration costs that may be required to comply with present laws and regulations. Although these costs cannot be predicted with certainty, management believes that the ultimate outcome of identified matters will not have a material adverse effect on the Company’s consolidated financial position or cash flows.

Environmental remediation expense was $7.4 million for the year ended December 31, 2007, and was included in casualties and insurance expense on the consolidated statements of income. Additionally, as of December 31, 2007, KCS had a liability for environmental remediation of $9.9 million. This amount was derived from a range of reasonable estimates based upon the studies and site surveys described above and in accordance with SFAS 5.

Casualty Claim Reserves.  The Company’s casualty and liability reserve for its U.S. business segment is based on actuarial studies performed on an undiscounted basis. This reserve is based on personal injury claims filed and an estimate of claims incurred but not yet reported. While the ultimate amount of claims incurred is dependent on various factors, it is management’s opinion that the recorded liability is a reasonable estimate of aggregate future payments. Adjustments to the liability are reflected as operating expenses in the period in which changes to estimates are known. Casualty claims in excess of self-insurance levels are insured up to certain coverage amounts, depending on the type of claim and year of occurrence. The activity in the reserve follows (in millions):

	2007	2006

Balance at beginning of year	$117.4	$103.9
Accruals, net (includes the impact of actuarial studies)	25.1	35.0
Payments	(52.5)	(21.5)

Balance at end of year	$90.0	$117.4

The casualty claim reserve balance as of December 31, 2007, is based on an updated study of casualty reserves for data through November 30, 2007 and a roll-forward and review of December’s experience. The activity for the twelve months ended December 31, 2007 primarily relates to net settlements. The increase in payments from prior year reflects one large casualty claim paid in the first quarter of 2007, the reserves for FELA, third party, and occupational illness claims.

Reflecting potential uncertainty surrounding the outcome of casualty claims, it is reasonably possible based on assessments that future costs to settle casualty claims may range from approximately $84 million to $99 million. While the final outcome of these claims cannot be predicted with certainty, management believes that the $90.0 million recorded is the best estimate of the Company’s future obligations for the settlement of casualty claims at December 31, 2007. The most sensitive assumptions for personal injury accruals are the

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

expected average cost per claim and the projected frequency rates for the number of claims that will ultimately result in payment. A 5% increase or decrease in either the expected average cost per claim or the frequency rate for claims with payments would result in an approximate $4.5 million increase or decrease in the Company’s recorded personal injury reserves.

Management believes that previous reserve estimates for prior claims were reasonable based on current information available. The Company is continuing its practice of accruing monthly for estimated claim costs, including any changes, recommended by studies performed and evaluation of recent known trends; based on this practice, management believes all accruals are appropriately reflected.

Antitrust Lawsuit.  As of December 31, 2007, 28 putative class actions have been filed against The Kansas City Southern Railway Company, a wholly-owned subsidiary of the Company (“KCSR”), along with the other Class I U.S. railroads (and, in some cases, the Association of American Railroads), in various Federal district courts alleging that the railroads conspired to fix fuel surcharges in violation of U.S. antitrust laws. On November 6, 2007, the Judicial Panel on Multidistrict Litigation (“JPML”) ordered that these putative class action cases be consolidated for pretrial handling before the United States District Court for the District of Columbia, where the matters remain pending. In addition, the New Jersey Attorney General has initiated an investigation of rail fuel surcharges and has sought information regarding those surcharges from KCSR and other railroads. KCSR is cooperating with the New Jersey Attorney General’s request for information while preserving all of its legal defenses. KCSR believes that the price fixing allegations against it have no merit, believes it has strong defenses and intends to vigorously contest these lawsuits through trial and appeal if necessary. While the final outcome of these matters cannot be predicted with certainty, the Company believes that these matters will not have a material adverse effect on any of its consolidated financial position, results of operations, cash flows or business.

Disputes Relating to Payments for the Use of Trackage and Haulage Rights and Interline Services.  KCSM and Ferrocarril Mexicano, S.A. de C.V. (“Ferromex”) both initiated administrative proceedings seeking a determination by the Mexican Secretaria de Comunicaciones y Transportes (“Ministry of Communications and Transportation” or “SCT”) of the rates that the companies should pay each other in connection with the use of trackage and haulage rights and interline and terminal services. The SCT, in March of 2002, issued rulings setting the rates for trackage and haulage rights. In August of 2002, the SCT issued a ruling setting the rates for interline and terminal services. KCSM and Ferromex appealed both rulings. Following the trial and appellate court decisions, the Mexican Supreme Court in February of 2006, in a ruling from the bench, sustained KCSM’s appeal of the SCT’s trackage and haulage rights ruling, vacating the ruling and ordering the SCT to issue a new ruling consistent with the Court’s opinion. KCSM has not yet received the written opinion of the Mexican Supreme Court relating to the interline and terminal services appeal. In October 2006, KCSM was served with a claim raised by Ferromex in which Ferromex asked for information concerning the interline traffic between KCSM and Ferromex from January 2002 through December 2004. The 29th Civil Court issued an order directing KCSM to allow Ferromex to review certain account logs. KCSM appealed such order to the 1st Civil District Court and is awaiting a decision. KCSM expects this litigation to continue over the next few years. KCSM believes that, based on its assessment of the facts in this case, there will be no material impact to its financial statements.

Disputes Relating to the Scope of the Mandatory Trackage Rights.  KCSM and Ferromex are parties to various civil cases involving disputes over the application and proper interpretation of the mandatory trackage rights. In August 2002, the SCT issued rulings determining Ferromex’s trackage rights in Monterrey, Nuevo León. KCSM and Ferromex both appealed the SCT’s rulings. At the Mexican Administrate Federal Court level, KCSM obtained what it believed were favorable rulings in April 2005. Ferromex appealed these rulings and the case was returned to the Mexican Administrative Federal Court. The Administrative Federal Court issued a ruling on June 11, 2007, which was served on KCSM on August 8, 2007. In the ruling, the Mexican Administrative Federal Court reversed the earlier favorable ruling and decided that Ferromex could use certain

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

auxiliary tracks awarded to KCSM in its concession. KCSM appealed this ruling at the beginning of September 2007, arguing that the Mexican Administrative Federal Court wrongly failed to consider the earlier favorable decision in making its revised ruling and also failed to consider the length and limits of the trackage rights included in KCSM’s Concession Title. The Company believes that based on its assessment of the facts in this case, there will be no material effect on KCS’ results of operations.

Acquisition of Locomotives.  In April 2007, KCSR and KCSM entered into definitive purchase agreements with EMD to acquire an aggregate of 70 locomotives for delivery in October 2007 through April 2008 at an aggregate cost of approximately $150 million. KCSR will acquire 30 of these locomotives and intends to finance the acquisitions through operating leases. None of the 30 locomotives have been received as of December 31, 2007. KCSM has acquired and purchased 35 of the remaining 40 locomotives as of December 31, 2007.

In August 2007, KCSR and KCSM entered into definitive purchase agreements with General Electric Company (“GE”) to acquire an aggregate of 80 locomotives with delivery beginning in September of 2007 continuing through August 2008 at an aggregate cost of approximately $175 million, with 30 delivered to KCSR and the remaining 50 delivered to KCSM. In September 2007, KCSR received all 30 locomotives and has financed the locomotives through an operating lease. KCSM has received and purchased 20 of the 50 locomotives as of December 31, 2007.

PCRC Guarantees and Indemnities.  The Company is a guarantor for an equipment loan to PCRC of approximately $0.3 million and has issued four irrevocable standby letters of credit totaling approximately $3.0 million to fulfill the Company’s fifty percent guarantee of additional equipment loans. As discussed in Note 3, the Company agreed to indemnify Mi-Jack for 50% of any claims made on a $9.6 million letter of credit obtained by Mi-Jack to partially fund a debt service reserve account and to fund a liquidity account, each of which was established by PCRC in connection with the issuance of the Notes. Additionally, KCS has pledged its shares of PCRC as security for PCRC’s 7.0% Senior Secured Notes due November 2026.

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

Fuel Derivative Transactions.  As of December 31, 2007, the Company was not a party to any fuel swap agreements. As of December 31, 2006, the Company was a party to fuel swap agreements for 1.3 million gallons. Fuel hedging transactions consisting of fuel swaps as well as forward purchase commitments resulted in a decrease in fuel expense of $0.3 million, $0.7 million, and $2.4 million in 2007, 2006, and 2005, respectively.

Foreign Exchange Contracts.  The purpose of the foreign exchange contracts of KCSM is to limit exposure arising from exchange rate fluctuations in its Mexican peso-denominated financial assets and liabilities. Management determines the nature and quantity of any hedging transactions based upon net asset exposure and market conditions. As of December 31, 2007, the Company did not have any outstanding call option contracts. As of December 31, 2006, KCSM had one peso call option outstanding in the notational amount of $1.7 million based on an exchange rate per dollar of 14.50 Mexican pesos. The option expired on May 30, 2007.

Foreign Currency Balances.  At December 31, 2007, KCSM had financial assets and liabilities denominated in Mexican pesos of Ps1,921 million and Ps595 million, respectively. At December 31, 2006, KCSM had financial assets and liabilities denominated in Mexican pesos of Ps2,304 million and Ps651 million, respectively. At December 31, 2007 and 2006, the exchange rate was 10.90 pesos per dollar and 10.82 pesos per dollar, respectively.

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

Note 13.	Quarterly Financial Data (Unaudited)

	Fourth	Third	Second	First
	In millions, except per share amounts

2007
Revenues	$460.3	$444.1	$427.1	$411.3
Operating income	108.7	98.2	83.1	72.4
Net income	54.7	46.7	30.2	22.2
Per share data:
Basic earnings per common share	$0.66	$0.55	$0.33	$0.22
Diluted earnings per common share	0.56	0.48	0.30	0.21
Dividends per share:
$25 par preferred stock	$0.25	$0.25	$0.25	$0.25
$1 par series C preferred stock(i)	5.31	5.31	5.31	21.60
$1 par series D preferred stock(i)	12.81	12.81	12.81	52.24
Stock price ranges:
$25 par preferred:
— High	$24.00	$23.60	$24.00	$23.75
— Low	21.11	23.00	22.60	22.85
Common:
— High	$39.39	$40.94	$42.50	$36.35
— Low	31.47	30.02	35.65	28.37
2006
Revenues	$442.4	$415.7	$413.1	$388.4
Operating income (loss)	88.2	77.3	77.5	61.3
Net income (loss)	40.6	31.3	24.1	12.9
Per share data:
Basic earnings (loss) per common share	$0.48	$0.35	$0.26	$0.11
Diluted earnings (loss) per common share	0.41	0.32	0.24	0.11
Dividends per share:
$25 par preferred stock	$0.25	$0.25	$0.25	$0.25
$1 par series C preferred stock	—	—	—	5.31
$1 par series D preferred stock	—	—	—	9.40
Stock price ranges:
$25 par preferred:
— High	$23.65	$23.50	$23.75	$23.50
— Low	22.75	22.25	22.00	22.00
Common:
— High	$30.00	$28.41	$27.75	$26.17
— Low	26.49	23.24	23.46	22.32

(i)	The first quarter dividend on the Series C Preferred Stock and Series D Preferred Stock includes the payment of dividends in arrears that were due May 15, 2006, August 15, 2006 and November 15, 2006

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

Note 14.	Condensed Consolidating Financial Information

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

Condensed Consolidating Statements of Income

	2007
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Revenues	$—	$807.8	$37.2	$928.4	$(30.6)	$1,742.8
Operating expenses	21.3	682.0	19.4	687.0	(29.3)	1,380.4

Operating income (loss)	(21.3)	125.8	17.8	241.4	(1.3)	362.4
Equity in net earnings of unconsolidated affiliates	180.1	15.4	—	9.3	(193.4)	11.4
Interest expense	(2.5)	(62.9)	(1.3)	(91.8)	1.8	(156.7)
Debt retirement costs	—	—	—	(6.9)	—	(6.9)
Foreign exchange loss	—	—	—	(0.9)	—	(0.9)
Other income (expense)	(0.5)	5.8	—	7.2	(0.5)	12.0

Income before income taxes and minority interest	155.8	84.1	16.5	158.3	(193.4)	221.3
Income tax provision	1.6	16.9	7.1	41.5	—	67.1
Minority interest	0.4	—	—	—	—	0.4

Net income	$153.8	$67.2	$9.4	$116.8	$(193.4)	$153.8

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

	2006
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Revenues	$—	$789.3	$10.0	$881.3	$(20.9)	$1,659.7
Operating expenses	16.7	631.7	19.5	708.4	(20.9)	1,355.4

Operating income (loss)	(16.7)	157.6	(9.5)	172.9	—	304.3
Equity in net earnings (losses) of unconsolidated affiliates	130.2	(1.7)	—	4.9	(126.1)	7.3
Interest expense	(5.7)	(65.1)	(1.7)	(96.1)	1.4	(167.2)
Debt retirement costs	—	(2.2)	—	(2.6)	—	(4.8)
Foreign exchange loss	—	—	—	(3.7)	—	(3.7)
Other income	0.7	10.7	—	8.7	(1.4)	18.7

Income (loss) before income taxes and minority interest	108.5	99.3	(11.2)	84.1	(126.1)	154.6
Income tax provision (benefit)	(0.7)	32.1	(4.3)	18.3	—	45.4
Minority interest	0.3	—	—	—	—	0.3

Net income (loss)	$108.9	$67.2	$(6.9)	$65.8	$(126.1)	$108.9

	2005
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Revenues	$—	$725.9	$21.9	$637.1	$(32.9)	$1,352.0
Operating expenses	19.1	650.7	22.9	629.9	(32.9)	1,289.7

Operating income (loss)	(19.1)	75.2	(1.0)	7.2	—	62.3
Equity in net earnings (losses) of unconsolidated affiliates	127.1	1.6	—	(4.1)	(121.7)	2.9
Interest income (expense)	(5.7)	(58.5)	2.4	(73.3)	1.6	(133.5)
Debt retirement costs	—	—	—	(4.4)	—	(4.4)
Foreign exchange gain	—	—	—	3.5	—	3.5
VAT/put settlement gain (loss), net	(9.0)	—	—	140.9	—	131.9
Other income	2.2	6.3	0.1	6.3	(1.6)	13.3

Income before income taxes and minority interest	95.5	24.6	1.5	76.1	(121.7)	76.0
Income tax provision (benefit)	(5.4)	1.7	0.2	(3.6)	—	(7.1)
Minority interest	—	—	—	(17.8)	—	(17.8)

Net income	$100.9	$22.9	$1.3	$97.5	$(121.7)	$100.9

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Balance Sheets

	December 31, 2007
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Assets:
Current assets	$24.2	$268.7	$3.0	$405.7	$(55.9)	$645.7
Investments held for operating purposes and affiliate investment	2,100.1	436.7	—	571.3	(3,028.8)	79.3
Property and equipment, net	0.6	1,329.7	219.5	1,368.5	(0.5)	2,917.8
Concession assets, net	—	—	—	1,215.5	—	1,215.5
Other assets	1.5	27.4	—	41.0	—	69.9

Total assets	$2,126.4	$2,062.5	$222.5	$3,602.0	$(3,085.2)	$4,928.2

Liabilities and equity:
Current liabilities	$355.5	$428.7	$111.4	$234.9	$(31.8)	$1,098.7
Long-term debt	0.2	207.3	0.5	897.0	—	1,105.0
Payables to affiliates	—	—	—	—	—	—
Deferred income taxes	11.9	341.1	83.0	63.1	—	499.1
Other liabilities	31.6	99.2	15.7	133.6	(24.0)	256.1
Minority interest	0.9	31.4	—	239.8	(29.1)	243.0
Stockholders’ equity	1,726.3	954.8	11.9	2,033.6	(3,000.3)	1,726.3

Total liabilities and equity	$2,126.4	$2,062.5	$222.5	$3,602.0	$(3,085.2)	$4,928.2

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

	December 31, 2006
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Assets:
Current assets	$4.8	$253.4	$4.8	$355.8	$(12.8)	$606.0
Investments held for operating purposes and affiliate investment	1,952.3	429.9	—	450.8	(2,768.1)	64.9
Property and equipment, net	0.6	1,163.7	227.9	1,060.5	(0.5)	2,452.2
Concession assets, net	—	—	—	1,303.3	—	1,303.3
Other assets	5.0	31.4	—	174.5	—	210.9

Total assets	$1,962.7	$1,878.4	$232.7	$3,344.9	$(2,781.4)	$4,637.3

Liabilities and equity:
Current liabilities	$353.4	$(229.5)	$140.1	$386.1	$(12.7)	$637.4
Long-term debt	0.2	733.4	0.6	897.6	—	1,631.8
Payables to affiliates	32.4	—	—	—	—	32.4
Deferred income taxes	(10.4)	361.0	76.5	(9.8)	—	417.3
Other liabilities	4.7	94.5	13.0	123.8	(0.3)	235.7
Minority interest	—	31.4	—	100.3	(31.4)	100.3
Stockholders’ equity	1,582.4	887.6	2.5	1,846.9	(2,737.0)	1,582.4

Total liabilities and equity	$1,962.7	$1,878.4	$232.7	$3,344.9	$(2,781.4)	$4,637.3

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Statements of Cash Flows

	2007
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Operating activities:
Excluding intercompany activity	$12.2	$42.9	$28.5	$297.9	$—	$381.5
Intercompany activity	61.7	14.7	(27.9)	(48.5)	—	—

Net cash provided	73.9	57.6	0.6	249.4	—	381.5

Investing activities:
Capital expenditures	—	(166.8)	(0.5)	(243.2)	—	(410.5)
Proceeds from disposal of property	—	11.2	—	5.4	—	16.6
Contribution from NS for MSLLC (net of change in restricted contribution)	—	—	—	129.1	—	129.1
Property investments in MSLLC	—	—	—	(118.0)	—	(118.0)
Other investing activities	—	7.5	—	(5.2)		2.3

Net cash used	—	(148.1)	(0.5)	(231.9)	—	(380.5)

Financing activities:
Proceeds from issuance of long- term debt	—	105.0	—	221.6	—	326.6
Repayment of long-term debt	(54.1)	(19.6)	—	(237.6)	—	(311.3)
Other financing activities	(20.2)	(3.5)	—	(16.1)	—	(39.8)

Net cash provided (used)	(74.3)	81.9	—	(32.1)	—	(24.5)

Cash and cash equivalents:
Net increase (decrease)	(0.4)	(8.6)	0.1	(14.6)	—	(23.5)
At beginning of year	0.2	36.2	—	42.6	—	79.0

At end of year	$(0.2)	$27.6	$0.1	$28.0	$—	$55.5

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

	2006
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Operating activities:
Excluding intercompany activity	$(148.7)	$225.4	$81.5	$128.0	$(18.7)	$267.5
Intercompany activity	187.7	(145.3)	(80.5)	19.4	18.7	—

Net cash provided	39.0	80.1	1.0	147.4	—	267.5

Investing activities:
Capital expenditures	—	(93.1)	—	(148.7)	—	(241.8)
Proceeds from disposal of property	—	26.9	—	3.1	—	30.0
Contribution from NS for MSLLC (net of change in restricted contribution)	—	—	—	76.5	—	76.5
Property investments in MSLLC	—	—	—	(37.8)	—	(37.8)
Other investing activities	—	8.2	—	(1.1)	—	7.1

Net cash used	—	(58.0)	—	(108.0)	—	(166.0)

Financing activities:
Proceeds from issuance of long- term debt	—	257.2	—	203.2	—	460.4
Repayment of long-term debt	(44.0)	(256.3)	(0.1)	(202.2)	—	(502.6)
Other financing activities	4.5	(7.5)	—	(8.4)	—	(11.4)

Net cash used	(39.5)	(6.6)	(0.1)	(7.4)	—	(53.6)

Cash and cash equivalents:
Net increase (decrease)	(0.5)	15.5	0.9	32.0	—	47.9
At beginning of year	0.7	20.7	(0.9)	10.6	—	31.1

At end of year	$0.2	$36.2	$—	$42.6	$—	$79.0

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

	2005
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Operating activities:
Excluding intercompany activity	$(1.1)	$107.4	$11.3	$61.2	$—	$178.8
Intercompany activity	17.3	(14.9)	(8.9)	6.5	—	—

Net cash provided	16.2	92.5	2.4	67.7	—	178.8

Investing activities:
Capital expenditures	—	(170.9)	(3.5)	(101.3)	—	(275.7)
Proceeds from disposal of property	—	5.7	—	0.6	—	6.3
Other investing activities	(20.0)	(14.2)	—	20.7	(6.6)	(20.1)

Net cash used	(20.0)	(179.4)	(3.5)	(80.0)	(6.6)	(289.5)

Financing activities:
Proceeds from issuance of long- term debt	—	20.3	—	614.7	—	635.0
Repayment of long-term debt	(1.0)	62.7	—	(573.5)	—	(511.8)
Net proceeds from issuance of preferred stock	203.9	—	—	—	—	203.9
Repurchase of common stock	(200.4)	—	—	—	—	(200.4)
Other financing activities	(8.5)	(2.9)	—	(18.7)	6.6	(23.5)

Net cash provided (used)	(6.0)	80.1	—	22.5	6.6	103.2

Cash and cash equivalents:
Net increase (decrease)	(9.8)	(6.8)	(1.1)	10.2	—	(7.5)
At beginning of year	10.5	27.5	0.2	0.4	—	38.6

At end of year	$0.7	$20.7	$(0.9)	$10.6	$—	$31.1

Note 15.	Segment Reporting

The accompanying segment reporting information (in millions) has been prepared and presented pursuant to Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” KCS operates under two reportable business segments, which are currently defined geographically as U.S. and Mexico. As the KCS rail network and other processes continue to coordinate as a network system, KCS will continue to evaluate its segment reporting. Appropriate eliminations of revenue and reclassifications of operating revenues and expenses have been recorded in deriving consolidated data. The U.S. segment consists primarily of KCSR and Tex-Mex. The Mexico segment consists of KCSM and Arrendadora.

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

	2007
	U.S.	Mexico	Elimination	Consolidated

Revenue	$929.6	$813.2	$—	$1,742.8

Operating expenses:
Compensation and benefits	259.1	135.0	—	394.1
Purchased services	96.5	106.6	(18.4)	184.7
Fuel	151.1	119.7	—	270.8
Equipment costs	77.2	106.8	(1.6)	182.4
Depreciation and amortization	63.5	96.7	—	160.2
Casualties and insurance	59.9	11.1	—	71.0
Materials and other	75.5	21.7	20.0	117.2

Total operating expenses	782.8	597.6	—	1,380.4

Operating income	$146.8	$215.6	$—	$362.4

Income before income taxes and minority interest	$95.7	$125.6	$—	$221.3

Total assets	$2,502.6	$2,533.8	$(108.2)	$4,928.2
Total liabilities	1,836.7	1,230.4	(108.2)	2,958.9
Capital expenditures	172.6	237.9	—	410.5

	2006
	U.S.	Mexico	Elimination	Consolidated

Revenue	$885.7	$774.0	$—	$1,659.7

Operating expenses:
Compensation and benefits	264.3	129.3	—	393.6
Purchased services	82.8	131.0	(9.1)	204.7
Fuel	140.8	112.8	—	253.6
Equipment costs	82.7	97.0	—	179.7
Depreciation and amortization	65.7	89.3	—	155.0
Casualties and insurance	44.9	8.5	—	53.4
Materials and other	78.9	27.4	9.1	115.4

Total operating expenses	760.1	595.3	—	1,355.4

Operating income	$125.6	$178.7	$—	$304.3

Income before income taxes and minority interest	$70.4	$84.2	$—	$154.6

Total assets	$2,229.5	$2,470.2	$(62.4)	$4,637.3
Total liabilities	1,778.1	1,238.9	(62.4)	2,954.6
Capital expenditures	125.7	116.1	—	241.8

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

KPMG LLP, the independent public accounting firm that audited the Company’s financial statements contained herein, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2007. The attestation report is included in Item 8 of this Form 10-K.

Item 9B.	Other Information

None.

Part III

The Company has incorporated by reference certain responses to the Items of this Part III pursuant to Rule 12b-23 under the Exchange Act and General Instruction G(3) to Form 10-K. The Company’s definitive proxy statement for the annual meeting of stockholders scheduled for May 1, 2008 (“Proxy Statement”), will be filed no later than 120 days after December 31, 2007.

Item 10.	Directors, Executive Officers and Corporate Governance

(a) Directors of the Company

The sections of the Company’s definitive proxy statement for the 2008 annual meeting of stockholders entitled “Proposal 1 — Election of Three Directors” and “The Board of Directors” are incorporated by reference in partial response to this Item 10.

(b) Executive Officers of the Company

See “Executive Officers of KCS and Subsidiaries” in Part I, Item 4 of this annual report incorporated by reference herein for information about the executive officers of the Company.

(c) Audit Committee and Audit Committee Financial Experts

The section of the Company’s definitive proxy statement for the 2008 annual meeting of stockholders entitled “Board Committees — The Audit Committee” is incorporated by reference in partial response to this Item 10.

(d) Compliance with Section 16(a) of the Exchange Act

The response to Item 405 of Regulation S-K under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2008 annual meeting of stockholders is incorporated by reference in partial response to this Item 10.

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

(f) Annual Certification to the New York Stock Exchange

KCS’ common stock is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “KSU”. As a result, the Chief Executive Officer is required to make annually, and he made on May 15, 2007, a CEO’s Annual Certification to the New York Stock Exchange in accordance with Section 303A.12 of the NYSE Listed Company Manual stating that he was not aware of any violations by KCS of the NYSE corporate governance listing standards.

Item 11.	Executive Compensation

The sections of the Company’s definitive proxy statement for the 2008 annual meeting of stockholders entitled “Non-Management Director Compensation,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Management Compensation Tables,” and “Board Committees — The Compensation Committee — Compensation Committee Interlocks and Insider Participation” are incorporated by reference in response to this Item 11.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The section of the Company’s definitive proxy statement for the 2008 annual meeting of stockholders entitled “Beneficial Ownership” is incorporated by reference in partial response to this Item 12.

Equity Compensation Plan Information.

The following table provides information as of December 31, 2007, about the common stock that may be issued upon the exercise of options, warrants and rights, as well as shares remaining available for future issuance under the Company’s existing equity compensation plans.

Number of Securities
Remaining Available
	Number of Securities		for Future Issuance
	to be Issued	Weighted-Average	Under Equity Compensation
	Upon Exercise of	Exercise Price of	Plans — Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	the First Column(i)

Equity compensation plans:
Approved by security holders	3,508,601	$13.25	5,770,380
Not approved by security holders	—	—	—

Total	3,508,601	$13.25	5,770,380

(i)	Includes 4,027,666 shares available for issuance under the Employee Stock Purchase Plan and 1,742,714 shares available for issuance under the 1991 Plan as awards in the form of Nonvested Shares, Bonus Shares, Performance Units or Performance Shares or issued upon the exercise of Options (including ISOs), stock appreciation rights or limited stock appreciation rights awarded under the 1991 Plan.

The Company has no knowledge of any arrangement the operation of which may at a subsequent date result in a change of control of the Company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The sections of the Company’s definitive proxy statement for the 2008 annual meeting of stockholders entitled “Insider Disclosures,” “The Board of Directors — Non-Management Director Independence” and “Board Committees — The Compensation Committee — Compensation Committee Interlocks and Insider Participation” are incorporated by reference in response to this Item 13.

Item 14.	Principal Accountant Fees and Services

The sections of the Company’s definitive proxy statement for the 2008 annual meeting of stockholders entitled “Board Committees — the Audit Committee” and “Independent Registered Public Accounting Firm” are incorporated by reference in response to this Item 14.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	List of Documents filed as part of this Report

(1)	Financial Statements

The financial statements and related notes, together with the report of KPMG LLP appear in Part II Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

(2)	Financial Statement Schedules

None.

(3)	List of Exhibits

(a) Exhibits

The Company has attached or incorporated by reference herein certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act.

Exhibit		Description

(2)		Plan of acquisition, reorganization, arrangement, liquidation or succession.
2.1		Stockholders’ Agreement by and among KCS, Grupo TMM, S.A., TMM Holdings, S.A. de C.V., TMM Multimodal, S.A. de C.V. and certain stockholders of Grupo TMM, S.A (the “Stockholders’ Agreement”), filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 21, 2004 (File No. 1-4717), is incorporated herein by reference as Exhibit 2.1.
2.2		Registration Rights Agreement by and among KCS, Grupo TMM, S.A., TMM Multimodal, S.A. de C.V. and certain stockholders of Grupo TMM, S.A. (the “Acquisition Registration Rights Agreement”), filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 21, 2004 (File No. 1-4717), is incorporated herein by reference as Exhibit 2.2.
2.3		Rights Agreement, dated September 29, 2005, by and between KCS and UMB Bank, n.a. (the “2005 Rights Agreement”), filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 3, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 2.3.
2.4		Registration Rights Agreement, dated November 21, 2006, among Kansas City Southern de México, S.A. de C.V. (“KCSM”), Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, BBVA Securities Inc., BMO Capital Markets Corp., and Scotia Capital (USA) Inc. (the “2006 Registration Rights Agreement”), filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 28, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 2.4.
2.5		Registration Rights Agreement, dated May 16, 2007, among KCSM, Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, BBVA Securities Inc., BMO Capital Markets Corp., and Scotia Capital (USA) Inc. (the “2007 Registration Rights Agreement”), is attached to this Form 10-K as Exhibit 2.5.
(3)		Articles of Incorporation and Bylaws
Articles of Incorporation
3.1		Restated Certificate of Incorporation, filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-4 originally filed July 12, 2002 (Registration No. 333-92360), as amended and declared effective on July 30, 2002 (the “2002 S-4 Registration Statement”), is incorporated herein by reference as Exhibit 3.1.
Bylaws.
3.2		The Amended and Restated By-Laws of Kansas City Southern, as amended on January 18, 2007, filed as Exhibit 3.2 to the Company’s Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-4717), are incorporated herein by reference as Exhibit 3.2.
(4)		Instruments Defining the Right of Security Holders, Including Indentures
4.1		The Fourth, Seventh, Eighth, Eleventh, Twelfth, Thirteenth, Fourteenth, Fifteenth and Sixteenth paragraphs of the Company’s Restated Certificate of Incorporation. (See Exhibit 3.1).
4.2		Article I, Sections 1, 3 and 11 of Article II, Article V and Article VIII of the Company’s Bylaws. (See Exhibit 3.2).
4.3		Indenture, dated July 1, 1992, between Kansas City Southern and The Chase Manhattan Bank (the “1992 Indenture”) filed as Exhibit 4 to the Company’s Shelf Registration of $300 million of Debt Securities on Form S-3 filed June 19, 1992 (Registration No. 33-47198), is incorporated herein by reference as Exhibit 4.3.
4	.3.1	Supplemental Indenture, dated December 17, 1999, to the 1992 Indenture between Kansas City Southern and The Chase Manhattan Bank, filed as Exhibit 4.5.4 to the Company’s Form 10-K for the fiscal year ended December 31, 1999 (File No 1-4717), is incorporated herein by reference as Exhibit 4.3.1.

Exhibit		Description

4.4		Indenture, dated September 27, 2000, among the Company, The Kansas City Southern Railway Company (“KCSR”), certain other subsidiaries of the Company and The Bank of New York, as Trustee (the “2000 Indenture”), filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-4 originally filed on January 25, 2001 (Registration No. 333-54262), as amended and declared effective on March 15, 2001 (the “2001 S-4 Registration Statement”), is incorporated herein by reference as Exhibit 4.4.
4	.4.1	Supplemental Indenture, dated January 29, 2001, to the 2000 Indenture, among the Company, KCSR, certain other subsidiaries of the Company and The Bank of New York, as trustee, filed as Exhibit 4.1.1 to the Company’s 2001 S-4 Registration Statement (Registration No. 333-54262), is incorporated herein by reference as Exhibit 4.4.1.
4	.4.2	Second Supplemental Indenture, dated June 10, 2005, to the 2000 Indenture, among the Company, KCSR, and certain other subsidiaries of the Company and The Bank of New York, as trustee, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.4.2.
4	.4.3	Third Supplemental Indenture, dated February 5, 2007, to the 2000 Indenture, among the Company, KCSR, certain other subsidiaries of the Company and the Bank of New York Trust Company, N.A., as trustee, filed as Exhibit 4.4.3 to the Company’s Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.4.3.
4	.4.4	Form of Exchange Note (included as Exhibit B to Exhibit 4.4 of this Form 10-K).
4.5		Exchange and Registration Rights Agreement, dated September 27, 2000, among the Company, KCSR, and certain other subsidiaries of the Company, filed as Exhibit 4.3 to the Company’s 2001 S-4 Registration Statement (Registration No. 333-54262), is incorporated herein by reference as Exhibit 4.5.
4.6		Indenture, dated June 12, 2002, among KCSR, the Company and certain subsidiaries of the Company, and U.S. Bank National Association, as trustee (the “June 12, 2002 Indenture”), filed as Exhibit 4.1 to the 2002 S-4 Registration Statement (Registration No. 333-92360), is incorporated herein by reference as Exhibit 4.6.
4	.6.1	Form of Face of Exchange Note, filed as Exhibit 4.2 to the 2002 S-4 Registration Statement (Registration No. 333-92360), is incorporated herein by reference as Exhibit 4.6.1.
4	.6.2	Supplemental Indenture, dated June 10, 2005, to the June 12, 2002 Indenture, among the Company, KCSR, and certain other subsidiaries of the Company, and U.S. Bank National Association, as trustee, filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2005, is incorporated herein by reference as Exhibit 4.6.2.
4	.6.3	Second Supplemental Indenture, dated February 5, 2007, to the June 12, 2002 Indenture, among the Company, KCSR, and certain other subsidiaries of the Company, and U.S. Bank National Association, as trustee, filed as Exhibit 4.6.3 to the Company’s Form 10-K for fiscal year ended December 31, 2006, is incorporated herein by reference as Exhibit 4.6.3.
4.7		Certificate of Designations of 4.25% Redeemable Cumulative Convertible Perpetual Preferred Stock, Series C, filed as Exhibit 3.1(b) to the Company’s Form 10-Q for the quarter ended March 31, 2003 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.7.
4.8		Registration Rights Agreement, dated May 5, 2003, among KCS, Morgan Stanley & Co. Incorporated and Deutsche Bank Securities Inc., filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-3 originally filed on August 1, 2003 (Registration No. 333-107573), as amended and declared effective on October 24, 2003 (the “2003 S-3 Registration Statement”), is incorporated herein by reference as Exhibit 4.8.
4.9		Certificate of Designations of 5.125% Cumulative Convertible Perpetual Preferred Stock, Series D, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 15, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.9.

Exhibit		Description

4.10		Indenture, dated June 16, 1997, among KCSM, Grupo TFM, S.A. de C.V. (known as Grupo KCSM, S.A. de C.V. (“Grupo KCSM”) immediately prior to being merged into KCSM in May 2007), as guarantor, The Bank of New York, as trustee, and Bankers Trust Luxembourg, S.A., as a Paying Agent, covering up to $150,000,000 of TFM’s 10.25% Senior Notes due 2007 (the “1997 Indenture”), filed as Exhibit 4.10 to the Company’s Registration Statement on Form S-1 originally filed on November 20, 2006 (Registration No. 333-138831), as amended and declared effective on December 4, 2006 (the “2006 S-1 Registration Statement”), is incorporated herein by reference as Exhibit 4.10.
4	.10.1	First Supplemental Indenture, dated May 21, 2002, among KCSM, Grupo KCSM, as guarantor, The Bank of New York, as trustee, and Deutsche Bank Luxembourg S.A., as the paying agent, to the 1997 Indenture, filed as Exhibit 4.11 to 2006 S-1 Registration Statement (Registration No. 333-138831), is incorporated herein by reference as Exhibit 4.10.1.
4	.10.2	Second Supplemental Indenture, dated November 21, 2006, among KCSM, as issuer, The Bank of New York, as trustee, Deutsche Bank Luxembourg S.A., as paying agent and Grupo KCSM, S.A. de C.V., as guarantor, to the 1997 Indenture, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 28, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.10.2.
4.11		Indenture, dated June 13, 2002, between TFM and The Bank of New York, as Trustee, covering up to $180,000,000 of TFM’s 12.50% Senior Notes due 2012 (the “June 13, 2002 Indenture”), filed as Exhibit 4.12 to the 2006 S-1 Registration Statement (Registration No. 333-138831), is incorporated herein by reference as Exhibit 4.11.
4.12		Indenture, dated April 19, 2005, between TFM and The Bank of Nova Scotia Trust Company of New York, covering up to $460,000,000 of TFM’s 9 3/8% Senior Notes due 2012 (the “2005 Indenture”), filed as Exhibit 4.13 to the 2006 S-1 Registration Statement (Registration No. 333-138831), is incorporated herein by reference as Exhibit 4.12.
4.13		Indenture, dated November 21, 2006, between KCSM and U.S. Bank National Association, as trustee and paying agent, covering up to $175,000,000 of KCSM’s 7 5/8% Senior Notes due 2013 (the “2006 Indenture”), filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 28, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.13.
4.14		Indenture, dated May 16, 2007, between KCSM and U.S. Bank National Association, as trustee and paying agent, covering up to $165,000,000 of KCSM’s 7?% Senior Notes due 2014 (the “2007 Indenture”), is attached to this Form 10-K as Exhibit 4.14.
(10)		Material Contracts
10.1		Form of Officer Indemnification Agreement attached as Exhibit 10.1 to the Company’s Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.1.
10.2		Form of Director Indemnification Agreement attached as Exhibit 10.2 to the Company’s Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.2.
10.3		Description of the Company’s 1991 incentive compensation plan, filed as Exhibit 10.4 to the Company’s Form 10-K for the fiscal year ended December 31, 1990 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.3.
10.4		Directors Deferred Fee Plan, adopted August 20, 1982, as amended and restated effective January 1, 2005, filed as Exhibit 10.7 to the Company’s Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.4.
10.5		Kansas City Southern 1991 Amended and Restated Stock Option and Performance Award Plan, as amended and restated effective as of August 7, 2007 (the “Amended 1991 Plan”), filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2007 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.5.
10	.5.1	Form of Non-Qualified Stock Option Award Agreement for employees under the Amended 1991 Plan, filed as Exhibit 10.8.2 to the Company’s Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.5.1.

Exhibit		Description

10	.5.2	Form of Non-Qualified Stock Option Award Agreement for Directors under the Amended 1991 Plan, filed as Exhibit 10.8.3 to the Company’s Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.5.2.
10	.5.3	Form of Non-Qualified Stock Option Award agreement for employees under the Amended 1991 Plan (referencing threshold dates), filed as Exhibit 10.8.4 to the Company’s Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.5.3.
10	.5.4	Form of Restricted Shares Award and Performance Shares Award Agreement under the Amended 1991 Plan, filed as Exhibit 10.5.4 to the Company’s Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.5.4.
10	.5.5	Form of Restricted Shares Award Agreement (non-management directors) under the Amended 1991 Plan, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on May 11, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.5.5.
10	.5.6	Form of Restricted Shares Award Agreement (cliff vesting) under the Amended 1991 Plan, is attached to this Form 10-K as Exhibit 10.5.6.
10	.5.7	Form of Restricted Shares Award Agreement under the Amended 1991 Plan (applicable to restricted shares to be purchased), filed as Exhibit 10.8.7 to the Company’s Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.5.7.
10	.5.8	Form of Restricted Shares Award and Performance Shares Award Agreement for Interim Awards under the Amended 1991 Plan, is attached to this Form 10-K as Exhibit 10.5.8.
10	.5.9	Form of Restricted Shares Award Agreement (consultants) under the Amended 1991 Plan, is attached to this Form 10-K as Exhibit 10.5.9.
10	.5.10	Form of Restricted Shares Award Agreement (executive plan) under the Amended 1991 Plan, is attached to this Form 10.5.10.
10.6		Kansas City Southern 401(k) and Profit Sharing Plan (as amended and restated, effective April 1, 2002) (the “Amended 401(k) and Profit Sharing Plan”), filed as Exhibit 10.10.1 to the Company’s Form 10-K for the fiscal year ended December 31, 2002 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.6.
10	.6.1	First Amendment to the Amended 401(k) and Profit Sharing Plan, effective January 1, 2003, filed as Exhibit 10.10.2 to the Company’s Form 10-K for the fiscal year ended December 31, 2002 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.6.1.
10	.6.2	Amendment to the Amended 401(k) and Profit Sharing Plan, dated June 30, 2003 and effective as of January 1, 2001, filed as Exhibit 10.10.3 to the Company’s Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.6.2.
10	.6.3	Amendment to the Amended 401(k) and Profit Sharing Plan, dated December 3, 2003 and effective as of January 1, 2003, filed as Exhibit 10.10.4 to the Company’s Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.6.3.
10	.6.4	Amendment to the Amended 401(k) and Profit Sharing Plan, dated and effective August 7, 2007, is attached to this Form 10-K as Exhibit 10.6.4.
10.7		Employment Agreement, dated February 10, 2006, between KCSR and Richard M. Zuza, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2007 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.7.
10.8		Employment Agreement, as amended and restated January 1, 2001, among the Company, KCSR and Michael R. Haverty, filed as Exhibit 10.12 to the Company’s Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.8.
10	.8.1	Addendum to Employment Agreement dated August 18, 2004 between The Kansas City Southern Railway Company, Kansas City Southern and Michael R. Haverty is attached to this Form 10-K as Exhibit 10.8.1.
10	.8.2	Amendment to Amended and Restated Employment Agreement effective January 1, 2005 among The Kansas City Southern Railway Company, Kansas City Southern and Michael R. Haverty is attached to this Form 10-K as Exhibit 10.8.2.

Exhibit		Description

10.9		Employment Agreement, dated January 1, 2005, between KCSR and Arthur L. Shoener, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on February 14, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.9.
10.10		Employment Agreement, dated May 15, 2006, between KCSR and Patrick J. Ottensmeyer (the “Ottensmeyer Employment Agreement”), attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 12, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.10.
10	.10.1	Amendment No. 1 to the Ottensmeyer Employment Agreement, dated May 7, 2007, filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended June 30, 2007 (File No. 1-4717), is incorporated by reference as Exhibit 10.10.1.
10.11		Employment Agreement, dated May 15, 2006, among KCSR, KCS and Daniel W. Avramovich (the “Avramovich Employment Agreement”), filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on June 12, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.11.
10	.11.1	Amendment No. 1 to the Avramovich Employment Agreement, dated May 7, 2007, filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2007 (File No. 1-4717), is incorporated by reference as Exhibit 10.11.1.
10.12		Employment Agreement, dated June 7, 2006, between KCSR and Michael K. Borrows, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 15, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.12.
10.13		Kansas City Southern Executive Plan, as amended and restated January 1, 2005, filed as Exhibit 10.17 to the Company’s Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.13.
10.14		The Kansas City Southern Annual Incentive Plan, as approved by the Company’s Compensation Committee on January 17, 2007, filed as Exhibit 10.14 to the Company’s Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.14.
10	.14.1	Amendment to the Kansas City Southern Annual Incentive Plan, dated and effective October 29, 2007, is attached to this Form 10-K as Exhibit 10.14.1.
10.15		Security Agreement, dated March 30, 2004, from KCS, KCSR and certain other subsidiaries of KCS to The Bank of Nova Scotia as Collateral Agent, filed as Exhibit 10.19.1 to the Company’s Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.15.
10	.15.1	Amendment No. 1 to the Security Agreement, dated December 22, 2004, among KCSR, KCS, the subsidiary guarantors, the lenders party thereto and The Bank of Nova Scotia, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2004 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.15.1.
10	.15.2	Amendment No. 1 to the Security Agreement, dated as of November 29, 2006, among KCSR, KCS, the subsidiary guarantors, The Bank of Nova Scotia, as collateral agent and administrative agent, and the lenders party thereto, is attached to this Form 10-K as Exhibit 10.15.2.
10	.15.3	Amended and Restated Credit Agreement, dated April 28, 2006, among KCSR, KCS, the subsidiary guarantors, the lenders party thereto, The Bank of Nova Scotia, Morgan Stanley Senior Funding, Inc., Harris Bank, N.A., LaSalle Bank National Association and Bank of Tokyo-Mitsubishi UFJ Trust Company, and Scotia Capital, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.15.3.
10	.15.4	Amendment No. 1 to the Amended and Restated Credit Agreement, dated May 31, 2007, among KCSR, KCS, the subsidiary guarantors, the lenders party thereto and The Bank of Nova Scotia, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2007 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.15.4.
10.16		The 1992 Indenture. (See Exhibit 4.3).
10	.16.1	The Supplemental Indenture, dated December 17, 1999, to the 1992 Indenture. (See Exhibit 4.3.1).
10.17		The 2000 Indenture. (See Exhibit 4.4).

Exhibit		Description

10	.17.1	The Supplemental Indenture, dated January 29, 2001, to the 2000 Indenture. (See Exhibit 4.4.1).
10	.17.2	The Second Supplemental Indenture, dated June 10, 2005, to the 2000 Indenture. (See Exhibit 4.4.2).
10	.17.3	The Third Supplemental Indenture, dated February 5, 2007, to the 2000 Indenture. (See Exhibit 4.4.3).
10.18		Intercompany Agreement, dated August 16, 1999, between the Company and Stilwell Financial Inc., filed as Exhibit 10.23 to the Company’s 2001 S-4 Registration Statement (Registration No. 333-54262), is incorporated herein by reference as Exhibit 10.18.
10.19		Tax Disaffiliation Agreement, dated August 16, 1999, between the Company and Stilwell Financial Inc., filed as Exhibit 10.24 to the Company’s 2001 S-4 Registration Statement (Registration No. 333-54262), is incorporated herein by reference as Exhibit 10.19.
10.20		Lease Agreement, originally dated June 26, 2001 and amended March 26, 2002, between KCSR and Broadway Square Partners LLP, filed as Exhibit 10.34 to the Company’s Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.20.
10.21		The June 12, 2002 Indenture. (See Exhibit 4.6).
10	.21.2	The Supplemental Indenture, dated June 10, 2005, to the June 12, 2002 Indenture. (See Exhibit 4.6.2).
10	.21.3	The Second Supplemental Indenture, dated February 5, 2007, to the June 12, 2002 Indenture (See Exhibit 4.6.3).
10.22		Agreement to Forego Compensation between A. Edward Allinson and the Company, fully executed on March 30, 2001; Loan Agreement between A. Edward Allinson and the Company fully executed on September 18, 2001; and the Promissory Note executed by the Trustees of The A. Edward Allinson Irrevocable Trust Agreement dated, June 4, 2001, Courtney Ann Arnot, A. Edward Allinson III and Bradford J. Allinson, Trustees, as Maker, and the Company, as Holder, filed as Exhibit 10.36 to the Company’s Form 10-K for the fiscal year ended December 31, 2002 (File No. 1-4717), are incorporated herein by reference as Exhibit 10.22.
10.23		Agreement to Forego Compensation between Michael G. Fitt and the Company, fully executed on March 30, 2001; Loan Agreement between Michael G. Fitt and the Company, fully executed on September 7, 2001; and the Promissory Note executed by the Trustees of The Michael G. and Doreen E. Fitt Irrevocable Insurance Trust, Anne E. Skyes, Colin M-D. Fitt and Ian D.G. Fitt, Trustees, as Maker, and the Company, as Holder, filed as Exhibit 10.37 to the Company’s Form 10-K for the fiscal year ended December 31, 2002 (File No. 1-4717), are incorporated herein by reference as Exhibit 10.23.
10.24		Kansas City Southern Employee Stock Ownership Plan, as amended and restated, effective April 1, 2002, (the “Amended Employee Stock Ownership Plan”), filed as Exhibit 10.38 to the Company’s Form 10-K for the fiscal year ended December 31, 2002 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.24.
10	.24.1	Amendment to the Amended Employee Stock Ownership Plan, dated June 30, 2003 and effective as of January 1, 2001, filed as Exhibit 10.38.2 to the Company’s Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.24.1.
10	.24.2	Amendment to the Amended Employee Stock Ownership Plan, dated December 3, 2003 and effective as of January 1, 2003, filed as Exhibit 10.38.3 to the Company’s Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.24.2.
10	.24.3	Amendment to the Amended Employee Stock Ownership Plan, dated and effective October 29, 2007, is attached to this Form 10-K as Exhibit 10.24.3.
10.25		The Stockholders’ Agreement. (See Exhibit 2.1).
10.26		The Acquisition Registration Rights Agreement. (See Exhibit 2.2).
10.27		The 2005 Rights Agreement. (See Exhibit 2.3).
10.28		Transaction Agreement, dated December 1, 2005, among the Company, KCSR, Norfolk Southern Corporation and The Alabama Great Southern Railroad Company (the “Transaction Agreement”), filed as Exhibit 10.46 to the Company’s Form 10-K for the fiscal year ended December 31, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.28.

Exhibit		Description

10	.29.1	Amendment No. 1 to the Transaction Agreement, dated January 17, 2006, filed as Exhibit 10.47 to the Company’s Form 10-K for the fiscal year ended December 31, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.29.1.
10	.29.2	Amendment No. 2 to the Transaction Agreement, dated May 1, 2006, filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.29.2.
10.30		Participation Agreement, dated December 20, 2005, among KCSR, KCSR Trust 2005-1 (acting through Wilmington Trust Company, as owner trustee) (“2005 Trust”), GS Leasing (KCSR 2005-1) LLC, Wells Fargo Bank Northwest, National Association, Export Development Canada, and KfW, filed as Exhibit 10.48 to the Company’s Form 10-K for the fiscal year ended December 31, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.30.
10.31		Equipment Lease Agreement, dated December 20, 2005, between KCSR and the KCSR Trust 2005-1, filed as Exhibit 10.49 to the Company’s Form 10-K for the fiscal year ended December 31, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.31.
10.32		Participation Agreement, dated August 2, 2006, among KCSR, KCSR Trust 2006-1 (acting through Wilmington Trust Company, as owner trustee) (“2006 Trust”), HSH Nordbank AG, New York Branch, Wells Fargo Bank Northwest, National Association, and DVB Bank AG, filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended September 30, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.32.
10.33		Equipment Lease Agreement, dated August 2, 2006, between KCSR and the KCSR Trust 2006-1, filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended September 30, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.33.
10.34		Limited Liability Company Agreement of Meridian Speedway, LLC, dated May 1, 2006, between the Alabama Great Southern Railroad Company and Kansas City Southern, filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2006, (File No. 1-4717), is incorporated herein by reference as Exhibit 10.34.
10.35		Underwriting Agreement, dated December 4, 2006, among the Company, Morgan Stanley & Co. Incorporated, and Grupo TMM, S.A., filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed December 5, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.35.
10.36		The 1997 Indenture. (See Exhibit 4.10).
10	.36.1	The First Supplemental Indenture, dated May 21, 2002, to the 1997 Indenture. (See Exhibit 4.10.1).
10	.36.2	The Second Supplemental Indenture, dated November 21, 2006, to the 1997 Indenture. (See Exhibit 4.10.2).
10.37		The June 13, 2002 Indenture. (See Exhibit 4.11).
10.38		The 2006 Indenture. (See Exhibit 4.13).
10.39		The 2006 Registration Rights Agreement. (See Exhibit 2.4).
10.40		Credit Agreement, dated October 24, 2005, among KCSM, as borrower, Arrendadora TFM, S.A. de C.V., as guarantor, Bank of America, N.A. as administrative agent, BBVA Bancomer, as collateral agent, and BBVA Securities, Inc. and Banc of America Securities, LLC as arrangers (the “2005 KCSM Credit Agreement”), filed as Exhibit 10.53 to the Company’s Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.40.
10	.40.1	Amendment No. 1 and Waiver No. 1, dated April 7, 2006, to the 2005 KCSM Credit Agreement, filed as Exhibit 10.53.1 to the Company’s Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.40.1.
10.41		Lease Agreement, dated September 25, 2005, between KCSR and Louisiana Southern Railroad, Inc., filed as Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended June 30, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.41.
10.42		Lease Agreement, dated September 25, 2005, between KCSR and Alabama Southern Railroad, Inc., filed as Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended June 30, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.42.

Exhibit		Description

10.43		Lease Agreement, dated September 25, 2005, between KCSR and Arkansas Southern Railroad, Inc., filed as Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended June 30, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.43.
10.44		Lease Agreement, dated September 25, 2005, between KCSR and Arkansas Southern Railroad, Inc., filed as Exhibit 10.8 to the Company’s Form 10-Q for the quarter ended June 30, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.44.
10.45		Lease Agreement, dated September 25, 2005, between KCSR and Louisiana Southern Railroad, Inc., filed as Exhibit 10.9 to the Company’s Form 10-Q for the quarter ended June 30, 2005 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.45.
10.46		Equipment Lease Agreement, dated April 4, 2007, between KCSR and High Ridge Leasing, LLC, filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2007 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.46.
10.47		2007 Registration Rights Agreement. (See Exhibit 2.5).
10.48		2007 Indenture. (See Exhibit 4.14).
10.49		Credit Agreement, dated June 14, 2007, among KCSM as borrower, Arrendadora KCSM as guarantor, Bank of America, N.A. as administrative agent, and the other lenders named therein (the “2007 KCSM Credit Agreement”), filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2007 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.49.
10	.49.1	Amendment No. 1 and Waiver No. 1, dated December 19, 2007, to the 2007 KCSM Credit Agreement, is attached to this Form 10-K as Exhibit 10.49.1.
10.50		Settlement Agreement, dated September 21, 2007, among KCS and Grupo TMM, S.A.B., TMM Logistics, S.A. de C.V., and VEX Asesores Corporativos, S.A. de C.V. (formerly José F. Serrano International Business, S.A. de C.V.), filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2007 (File No. 1-4717), is incorporated herein by reference as Exhibit 10.50.
10.51		Participation Agreement, dated September 27, 2007, among KCSR, KCSR 2007-1 Statutory Trust (acting through U.S. Bank Trust National Association, as owner trustee) (“2007 Trust”), U.S. Bank Trust National Association, GS Leasing (KCSR 2007-1) LLC, Wilimington Trust Company, and KfW, is attached to this Form 10-K as Exhibit 10.51.
10.52		Equipment Lease Agreement, dated September 27, 2007, between KCSR and the KCSR 2007-1 Statutory Trust, is attached to this Form 10-K as Exhibit 10.52.
10.53		Employment Agreement dated January 1, 2001, between Kansas City Southern Industries, Inc. and William J. Wochner, is attached to this Form 10-K as Exhibit 10.53.
10	.53.1	Addendum to Employment Agreement dated August 18, 2004 between Kansas City Southern and William J. Wochner, is attached to this Form 10-K as Exhibit 10.53.1.
(12)		Statements Re Computation of Ratios
12.1		The Computation of Ratio of Earnings to Fixed Charges prepared pursuant to Item 601(b)(12) of Regulation S-K is attached to this Form 10-K as Exhibit 12.1.
(21)		Subsidiaries of the Company
21.1		The list of the Subsidiaries of the Company prepared pursuant to Item 601(b)(21) of Regulation S-K is attached to this Form 10-K as Exhibit 21.1.
(23)		Consents of Experts and Counsel
23.1		Consent of KPMG LLP is attached to this Form 10-K as Exhibit 23.1.
23.2		Consent of KPMG Cárdenas Dosal, S.C. is attached to this Form 10-K as Exhibit 23.2.
(24)		Power of Attorney (included on the signature page).
(31)		Section 302 Certifications
31.1		Certification of Michael R. Haverty, Chief Executive Officer of the Company, is attached to this Form 10-K as Exhibit 31.1.
31.2		Certification of Patrick J. Ottensmeyer, Chief Financial Officer of the Company, is attached to this Form 10-K as Exhibit 31.2.

Exhibit	Description

(32)	Section 1350 Certifications
32.1	Certification furnished pursuant to 18 U.S.C. Section 1350 of Michael R. Haverty, Chief Executive Officer of the Company, is attached to this Form 10-K as Exhibit 32.1.
32.2	Certification furnished pursuant to 18 U.S.C. Section 1350 of Patrick J. Ottensmeyer, Chief Financial Officer of the Company, is attached to this Form 10-K as Exhibit 32.2.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kansas City Southern

By:	/s/ Michael R. Haverty
Michael R. Haverty
Chairman of the Board and
Chief Executive Officer and Director

February 15, 2008

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on February 15, 2008.

/s/ Michael R. Haverty Michael R. Haverty	Chairman of the Board and Chief Executive Officer and Director.

/s/ Arthur L. Shoener Arthur L. Shoener	President and Chief Operating Officer and Director.

/s/ Patrick J. Ottensmeyer Patrick J. Ottensmeyer	Executive Vice President and Chief Financial Officer (Principal Financial Officer).

/s/ Michael K. Borrows Michael K. Borrows	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer).

/s/ Terrence P. Dunn Terrence P. Dunn	Director.

/s/ Robert J. Druten Robert J. Druten	Director.

/s/ James R. Jones James R. Jones	Director.

/s/ Thomas A. McDonnell Thomas A. McDonnell	Director.

/s/ Karen L. Pletz Karen L. Pletz	Director.

/s/ Rodney E. Slater Rodney E. Slater	Director

Kansas City Southern

2007 Form 10-K Annual Report

Index to Exhibits

		Regulation S-K
		Item 601(b)
Exhibit	Document	Exhibit

2.5/10.47	Registration Rights Agreement	2 &10
4.14/10.48	Indenture	4 & 10
10.5.6	Form of Restricted Shares Award Agreement (cliff vesting) under the Amended 1991 Plan	10
10.5.8	Form of Restricted Shares and Performance Shares Award Agreement for Interim Awards under the Amended 1991 Plan	10
10.5.9	Form of Restricted Shares Award Agreement (consultants) under the Amended 1991 Plan	10
10.5.10	Form of Restricted Shares Award Agreement (executive plan) under the Amended 1991 Plan	10
10.6.4	Amendment to the Kansas City Southern 401(k) and Profit Sharing Plan	10
10.8.1	Addendum to Employment Agreement dated August 18, 2004 between The Kansas City Southern Railway Company, Kansas City Southern and Michael R. Haverty.	10
10.8.2	Amendment to Amended and Restated Employment Agreement effective January 1, 2005 among The Kansas City Southern Railway Company, Kansas City Southern and Michael R. Haverty is attached to this Form 10-K as Exhibit 10.8.2.	10
10.14.1	Amendment to the Kansas City Southern Annual Incentive Plan	10
10.15.2	Amendment No. 1 to the Security Agreement	10
10.24.3	Amendment to the Kansas City Southern Employee Stock Ownership Plan	10
10.49.1	Amendment No. 1 and Waiver No. 1 date December 19, 2007, to the 2007 KCSM Credit Agreement	10
10.51	Participation Agreement	10
10.52	Equipment Lease Agreement	10
10.53	Employment Agreement dated January 1, 2001, between Kansas City Southern Industries, Inc. and William J. Wochner	10
10.53.1	Addendum to Employment Agreement dated August 18, 2004 between Kansas City Southern and William J. Wochner	10
12.1	Computation of Ratio of Earnings to Fixed Charges	12
21.1	Subsidiaries of the Company	21
23.1	Consent of KPMG LLP	23
23.2	Consent of KPMG Cárdenas Dosal, S.C	23
31.1	Certification of Michael R. Haverty pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31
31.2	Certification of Patrick J. Ottensmeyer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31
32.1	Certification of Michael R. Haverty furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	32
32.2	Certification of Patrick J. Ottensmeyer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32

The above exhibits are not included in this Form 10-K, but are on file with the Securities and Exchange Commission