Form 10-Q
period 2008-03-31
KANSAS CITY SOUTHERN
filed 2008-04-24
CIK 54480

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 17, 2008

Common Stock, $0.01 per share par value	77,811,846 Shares

Kansas City Southern
Form 10-Q
March 31, 2008

Index

Kansas City Southern

Form 10-Q
March 31, 2008

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

Introductory Comments.

The Consolidated Financial Statements included herein have been prepared by Kansas City Southern, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). As used herein, “KCS” or the “Company” may refer to Kansas City Southern or, as the context requires, to one or more subsidiaries of Kansas City Southern. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed, or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and the related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q. Results for the three months ended March 31, 2008, are not necessarily indicative of the results expected for the full year ending December 31, 2008.

Kansas City Southern

Consolidated Statements of Income

	Three Months
	Ended March 31,
	2008	2007
	(In millions, except share and per share amounts)
	(Unaudited)

Revenues	$450.6	$411.3

Operating expenses:
Compensation and benefits	106.1	99.9
Purchased services	44.9	46.7
Fuel	77.9	62.5
Equipment costs	45.8	44.9
Depreciation and amortization	40.7	38.1
Casualties and insurance	19.0	19.4
Materials and other	32.8	27.4

Total operating expenses	367.2	338.9

Operating income	83.4	72.4
Equity in net earnings of unconsolidated affiliates	4.1	1.1
Interest expense	(39.5)	(39.4)
Foreign exchange gain (loss)	2.5	(3.1)
Other income	3.0	0.6

Income before income taxes and minority interest	53.5	31.6
Income tax expense	15.7	9.3

Income before minority interest	37.8	22.3
Minority interest	0.1	0.1

Net income	37.7	22.2
Preferred stock dividends	4.8	5.2

Net income available to common shareholders	$32.9	$17.0

Earnings per share:
Basic earnings per share	$0.43	$0.22

Diluted earnings per share	$0.39	$0.21

Average shares outstanding (in thousands):
Basic	76,253	75,611
Potential dilutive common shares	21,231	14,724

Diluted	97,484	90,335

See accompanying notes to consolidated financial statements.

Kansas City Southern

Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
	(In millions,
	except share amounts)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$72.5	$55.5
Accounts receivable, net	227.7	243.4
Restricted funds	17.2	11.5
Inventories	96.3	90.3
Deferred income taxes	192.5	177.8
Other current assets	153.9	67.2

Total current assets	760.1	645.7
Investments	56.4	79.3
Property and equipment, net of accumulated depreciation of $871.5 and $871.9 at March 31, 2008 and December 31, 2007, respectively	3,002.8	2,917.8
Concession assets, net of accumulated amortization of $141.8 and $129.2 at March 31, 2008 and December 31, 2007, respectively	1,200.9	1,215.5
Other assets	63.0	69.9

Total assets	$5,083.2	$4,928.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debt due within one year	$651.8	$650.9
Accounts and wages payable	143.0	121.1
Accrued liabilities	324.3	326.7

Total current liabilities	1,119.1	1,098.7

Other liabilities:
Long-term debt	1,167.4	1,105.0
Deferred income taxes	529.3	499.1
Other noncurrent liabilities and deferred credits	260.9	256.1

Total other liabilities	1,957.6	1,860.2

Minority interest	240.9	243.0
Commitments and contingencies	—	—
Stockholders’ equity:
$25 par, 4% noncumulative, preferred stock, 840,000 shares authorized, 649,736 shares issued, 242,170 shares outstanding	6.1	6.1
Series C — redeemable cumulative convertible perpetual preferred stock, $1 par, 4.25%, 385,000 and 400,000 shares authorized, issued and outstanding, liquidation preference of $192.5 million and $200 million at March 31, 2008 and December 31, 2007, respectively	0.4	0.4
Series D — cumulative convertible perpetual preferred stock, $1 par, 5.125%, 210,000 shares authorized, issued and outstanding, liquidation preference of $210 million at March 31, 2008 and December 31, 2007, respectively	0.2	0.2
$.01 par, common stock, 400,000,000 shares authorized; 92,863,585 shares issued at March 31, 2008 and December 31, 2007, respectively; 77,791,845 and 76,975,507 shares outstanding at March 31, 2008 and December 31, 2007, respectively	0.8	0.8
Paid in capital	556.0	549.5
Retained earnings	1,201.7	1,168.9
Accumulated other comprehensive income	0.4	0.4

Total stockholders’ equity	1,765.6	1,726.3

Total liabilities and stockholders’ equity	$5,083.2	$4,928.2

See accompanying notes to consolidated financial statements.

Kansas City Southern

Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2008	2007
	(In millions) (Unaudited)

Operating activities:
Net income	$37.7	$22.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40.7	38.1
Deferred income taxes	15.6	9.2
Equity in undistributed earnings of unconsolidated affiliates	(4.1)	(1.1)
Share-based and other deferred compensation	7.8	5.0
Minority interest	0.1	0.1
Distributions from unconsolidated affiliates	4.0	—
Gain on sale of assets	(1.2)	(0.2)
Changes in working capital items:
Accounts receivable	10.0	34.6
Inventories	(6.0)	(4.5)
Other current assets	(9.2)	(18.8)
Accounts payable and accrued liabilities	6.3	(50.3)
Other, net	17.0	16.7

Net cash provided by operating activities	118.7	51.0

Investing activities:
Capital expenditures	(92.5)	(58.3)
Proceeds from disposal of property	2.3	8.0
Contribution from NS for MSLLC (net of change in restricted contribution)	14.8	30.7
Property investments in MSLLC	(16.9)	(18.8)
Locomotive sales/leaseback timing	(59.3)	—
Other, net	(3.3)	—

Net cash used for investing activities	(154.9)	(38.4)

Financing activities:
Proceeds from issuance of long-term debt	72.8	—
Repayment of long-term debt	(15.3)	(15.0)
Debt costs	(0.5)	—
Proceeds from stock plans	1.1	0.1
Dividends paid	(4.9)	(8.7)

Net cash provided by (used for) financing activities	53.2	(23.6)

Cash and cash equivalents:
Net increase (decrease) during each period	17.0	(11.0)
At beginning of year	55.5	79.0

At end of period	$72.5	$68.0

See accompanying notes to consolidated financial statements.

Kansas City Southern

Notes to Consolidated Financial Statements

1.	Accounting Policies and Interim Financial Statements.

In the opinion of the management of KCS, the accompanying unaudited consolidated financial statements contain all adjustments necessary, which are of a normal and recurring nature, to present fairly the financial position of the Company as of March 31, 2008, and December 31, 2007, the results of operations for the three months ended March 31, 2008 and 2007, and cash flows for the three months ended March 31, 2008 and 2007. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three months ended March 31, 2008, are not necessarily indicative of the results to be expected for the full year ending December 31, 2008. Certain prior year amounts have been reclassified to conform to the current year presentation.

2.	Share-Based Compensation.

Nonvested Stock.  The Kansas City Southern 1991 Amended and Restated Stock Option and Performance Award Plan provides for the granting of nonvested stock awards to officers and other designated employees. The grant date fair value is based on the average market price of the stock on the date of the grant. These awards are subject to forfeiture if employment terminates during the vesting period, which is generally five year cliff vesting for employees and one year for non-employee directors. The grant date fair value of nonvested shares, less estimated forfeitures, is recorded to compensation expense on a straight-line basis over the vesting period.

A summary of nonvested stock activity is as follows:

		Weighted-
		Average	Aggregate
	Number of	Grant Date	Intrinsic
	Shares	Fair Value	Value
			In millions

Nonvested stock at December 31, 2007	1,014,628	$28.80
Granted	129,128	33.78
Vested	(83,945)	26.62
Forfeited	(94,308)	26.77

Nonvested stock at March 31, 2008	965,503	$29.85	$38.7

Compensation cost on nonvested stock was $1.4 million and $1.6 million for the three months ended March 31, 2008 and 2007, respectively. The total income tax benefit recognized in the income statement for nonvested stock awards was $0.5 million and $0.6 million for the three months ended March 31, 2008 and 2007, respectively.

As of March 31, 2008, $20.1 million of unrecognized compensation costs related to nonvested stock is expected to be recognized over a weighted-average period of 1.68 years. The fair value (at vest date) of shares vested during the three months ended March 31, 2008, was $2.2 million.

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

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

A summary of performance based nonvested awards activity is as follows:

	Target Number of	Weighted-Average Grant
	Shares *	Date Fair Value

Nonvested stock, at December 31, 2007	477,638	$30.82
Granted	36,081	33.95
Vested	—	—
Forfeited	(51,500)	29.82

Nonvested stock, at March 31, 2008	462,219	$31.18

*	The number of shares earned may range from zero to 200% of the nonvested stock shown in the table.

The performance shares earned in 2007 were 151,633, which was approximately 120% of the annual target award granted for the 2007 performance period. Over the remaining two year performance period, participants in the aggregate can earn up to a maximum of 672,128 shares.

The Company expenses the grant date fair value of the awards which are probable of being earned based on forecasted annual performance goals over the three year performance period. Compensation expense on performance based awards was $1.6 million and $0.6 million for the three months ended March 31, 2008 and 2007, respectively. Total income tax benefit recognized in the income statement for performance based awards was $0.6 million and $0.2 million for the three months ended March 31, 2008, and 2007, respectively.

As of March 31, 2008, $4.4 million of unrecognized compensation cost related to performance based awards is expected to be recognized over a weighted-average period of 0.94 years. The unrecognized compensation cost includes only the amount determined to be probable of being earned based upon the attainment of the annual performance goals.

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

	Three Months Ended
	March 31,
	2008	2007

Basic shares	76,253	75,611
Effect of dilution	21,231	14,724

Diluted shares	97,484	90,335

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

Potentially dilutive shares excluded from the calculation:

	Three Months Ended
	March 31,
	2008	2007

Stock options where the exercise price is greater than the average market price of common shares	46	107
Convertible debt instruments which are anti-dilutive	—	2,529
Convertible preferred stock which is anti-dilutive	—	7,000

The following reconciles net income available to common stockholders for purposes of basic earnings per share to net income available to common stockholders for purposes of diluted earnings per share (in millions):

	Three Months Ended
	March 31,
	2008	2007

Net income available to common stockholders for purposes of computing basic earnings per share	$32.9	$17.0
Effect of dividends on conversion of convertible preferred stock	4.8	2.2

Net income available to common stockholders for purposes of computing diluted earnings per share	$37.7	$19.2

4.	Fair Value Measurements.

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and enhances disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements and is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB FSP 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, we adopted SFAS 157 prospectively for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows.

SFAS 157 Hierarchy Tables.  The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

significance of a particular input to the fair value in its entirety requires judgment and considers factors specific to the asset or liability.

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2008:

	Fair Value Measurements			Assets at
	Level 1	Level 2	Level 3	Fair Value

Assets:
Investments(i)	$—	$—	$23.2	$23.2
Derivative instruments	—	0.1	—	0.1

	$—	$0.1	$23.2	$23.3

(i)	Investments with level 1 and/or level 2 inputs are classified as a level 3 investment in their entirety if it has at least one significant level 3 input.

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value.

Changes in level 3 assets measured at fair value on a recurring basis:

Balance at December 31, 2007	$37.8
Total gains/(losses) (realized and unrealized)	—
Purchases, issuances and settlements	(14.6)
Transfers in and/or out of level 3	—

Balance at March 31, 2008	$23.2

5.	Derivative Instruments.

The Company does not engage in the trading of derivative financial instruments except where the Company’s objective is to manage fuel price risk, foreign currency fluctuations, and the variability of forecasted interest payments attributable to changes in interest rates. In general, the Company enters into derivative transactions in limited situations based on management’s assessment of current market conditions and perceived risks. However, management intends to respond to evolving business and market conditions and in doing so, may enter into such transactions more frequently as deemed appropriate.

Forward starting interest rate swap.  On March 18, 2008, the Company entered into a forward starting interest rate swap, which has been designated as a cash flow hedge under SFAS 133. The forward starting interest rate swap effectively converts interest payments from variable rates to fixed rates. This swap is highly effective and as a result there will be de minimus income statement variability associated with interest payments indexed off the three-month London InterBank Offered Rate (“LIBOR”) until settlement, at which time any gains or losses would be recorded through interest expense. The hedging instrument has a notional amount of $75.0 million and forward starting settlements will occur every quarter beginning June 28, 2008, through March 28, 2011.

At March 31, 2008, the estimated fair value of the forward starting interest rate swap was a net asset of $0.1 million and was included in other assets in the consolidated balance sheet.

Foreign Exchange Contracts.  The purpose of the foreign exchange contracts of Kansas City Southern de México, S.A. de C.V., a wholly-owned subsidiary of the Company (“KCSM”), is to limit exposure arising from exchange rate fluctuations in its Mexican peso-denominated financial assets and liabilities. Management determines the nature and quantity of any hedging transactions based upon net asset exposure and market conditions. As of March 31, 2008, KCSM had one Mexican peso call option outstanding in the notional amount of $1.7 million, based on the average exchange rate of Ps.12.50 per U.S. dollar. This option will

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

expire on May 28, 2008. As of March 31, 2007, KCSM had one Mexican peso call option outstanding in the notional amount of $1.7 million, based on the average exchange rate of Ps.14.50 per U.S. dollar. This option expired on May 30, 2007.

Foreign Currency Balance.  At March 31, 2008, KCSM had monetary assets and liabilities denominated in Mexican pesos of Ps.2,039 million and Ps.566 million, respectively. At December 31, 2007, KCSM had financial assets and liabilities denominated in Mexican pesos of Ps.1,921 million and Ps.595 million, respectively. At March 31, 2008 and December 31, 2007, the exchange rate was Ps.10.70 per U.S. dollar and Ps.10.90 per U.S. dollar, respectively.

6.	Comprehensive Income.

Other comprehensive income refers to revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive income, a component of stockholders’ equity within the consolidated balance sheets, rather than net income. Under existing accounting standards, other comprehensive income for KCS reflects the net unrealized gain on cash flow hedge, net of tax, and amortization of prior service credit, net of tax.

KCS’ total comprehensive income is as follows:

	Three Months Ended
	March 31,
	2008	2007

Net income	$37.7	$22.2
Other comprehensive income:
Net unrealized gain on cash flow hedge, net of tax	0.1	—
Amortization of prior service credit, net of tax	—	0.1

Total comprehensive income	$37.8	$22.3

7.	Long-Term Debt.

On February 26, 2008, KCSM entered into a Loan and Security Agreement (the “Loan Agreement”) for an aggregate amount of $72.8 million. KCSM used the proceeds to finance 85% of the purchase price of forty new SD70ACe locomotives (the “Locomotives”) delivered and purchased by KCSM in late 2007 and early 2008. KCSM granted the lender a security interest in the Locomotives to secure the loan. The Loan Agreement requires KCSM to make thirty equal semi-annual principal payments of approximately $2.4 million plus interest at an annual rate of 5.737%, with the final payment due and payable on February 28, 2023.

The Loan Agreement contains representations, warranties and covenants typical of such equipment loans. Events of default in the Loan Agreement include, but are not limited to, certain payment defaults, certain bankruptcy and liquidation proceedings and the failure to perform any covenants or agreements contained in the Loan Agreement. Any event of default could trigger acceleration of KCSM’s payment obligations under the terms of the Loan Agreement.

8.	Commitments and Contingencies.

Litigation.  The Company is a party to various legal proceedings and administrative actions, all of which, except as set forth below, are of an ordinary, routine nature and incidental to its operations. Included in these proceedings are various tort claims brought by current and former employees for job related injuries and by third parties for injuries related to railroad operations. KCS aggressively defends these matters and has established liability reserves, which management believes are adequate to cover expected costs. Although it is not possible to predict the outcome of any legal proceeding, in the opinion of management, other than those proceedings described in detail below, such proceedings and actions should not, individually, or in the

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

aggregate, have a material adverse effect on the Company’s financial condition and liquidity. However, a material adverse outcome in one or more of these proceedings could have a material adverse impact on the operating results of a particular quarter or fiscal year.

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

Environmental remediation expense was $1.8 million and $1.5 million for the three months ended March 31, 2008, and 2007, respectively, and was included in casualties and insurance expense on the consolidated statements of income. Additionally, as of March 31, 2008, KCS had a liability for environmental

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

remediation of $8.9 million. This amount was derived from a range of reasonable estimates based upon the studies and site surveys described above and in accordance with SFAS 5.

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

	Three Months Ended
	March 31,
	2008	2007

Balance at beginning of year	$90.0	$117.4
Accruals, net (includes the impact of actuarial studies)	6.0	5.7
Payments	(3.9)	(43.0)

Balance at end of period	$92.1	$80.1

The casualty claim reserve balance as of March 31, 2008, is based on an updated study of casualty reserves for data through November 30, 2007 and review of the last four month’s experience. The activity for the three months ended March 31, 2008 primarily relates to the net settlements and the reserves for Federal Employers Liability Act (FELA), third-party, and occupational illness claims. The changes to the reserve in the current year compared to the prior year primarily reflect a large litigation settlement in 2007 and the current accruals related to the trend of loss experience since the date of the prior study.

Reflecting potential uncertainty surrounding the outcome of casualty claims, it is reasonably possible based on assessments that future costs to settle casualty claims may range from approximately $86 million to $101 million. While the final outcome of these claims cannot be predicted with certainty, management believes that the $92.1 million recorded is the best estimate of the Company’s future obligations for the settlement of casualty claims at March 31, 2008. The most sensitive assumptions for personal injury accruals are the expected average cost per claim and the projected frequency rates for the number of claims that will ultimately result in payment. A 5% increase or decrease in either the expected average cost per claim or the frequency rate for claims with payments would result in an approximate $4.6 million increase or decrease in the Company’s recorded personal injury reserves.

Management believes that previous reserve estimates for prior claims were reasonable based on current information available. The Company is continuing its practice of accruing monthly for estimated claim costs, including any changes, recommended by studies performed and evaluation of recent known trends; based on this practice, management believes all accruals are appropriately reflected.

Antitrust Lawsuit.  As of March 31, 2008, 29 putative class actions were on file against The Kansas City Southern Railway Company, a wholly-owned subsidiary of the Company (“KCSR”), along with the other Class I U.S. railroads (and, in some cases, the Association of American Railroads), in various Federal district courts alleging that the railroads conspired to fix fuel surcharges in violation of U.S. antitrust laws. On November 6, 2007, the Judicial Panel on Multidistrict Litigation ordered that these putative class action cases be consolidated for pretrial handling before the United States District Court for the District of Columbia, where the matters remain pending (“the Multidistrict Litigation”). In addition, the New Jersey Attorney General is investigating rail fuel surcharges and has sought information regarding those surcharges from KCSR and other railroads. KCSR cooperated with the New Jersey Attorney General’s request for information while preserving all of its legal defenses. All of the plaintiffs in the Multidistrict Litigation filed a Consolidated

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

Amended Complaint on April 15, 2008. KCSR was not named as a defendant in that Consolidated Amended Complaint pursuant to an agreement with the Multidistrict Litigation plaintiffs to toll the statute of limitations, and the Multidistrict Litigation will not proceed with KCSR as a party. In any event, KCSR maintains there is no merit to the price fixing allegations asserted against the Company. If KCSR is named as a defendant in lawsuits making such claims in the future, either in the Multidistrict Litigation or otherwise, the Company intends to vigorously contest such allegations.

On March 25, 2008, Archer-Daniels-Midland Company (“ADM”) filed a complaint in the United States District Court for the District of Minnesota against the large Class I U.S. Railroads and KCSR, alleging that the railroads conspired to fix fuel surcharges in violation of U.S. antitrust laws and Minnesota antitrust statutes, or that fuel surcharges constituted unreasonable practices in violation of federal statutes. The ADM complaint does not seek class action status. The complaint has not yet been served upon KCSR, but if the litigation proceeds, KCSR will vigorously contest all allegations made by ADM.

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

Acquisition of Locomotives.  In April 2007, KCSR and KCSM entered into definitive purchase agreements with Electro Motive Diesel, Inc. (“EMD”) to acquire an aggregate of 70 locomotives for delivery in October 2007 through April 2008 at an aggregate cost of approximately $150 million. KCSM has acquired 40 of the locomotives and entered into the Loan Agreement as described in Note 7. As of March 31, 2008, KCSR has acquired 28 of the 30 remaining locomotives, which was included in other current

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

assets in the consolidated balance sheet. The Company received the remaining 2 locomotives in April of 2008, and entered into a sale and leaseback transaction as described in Note 11.

9.	Segment Information.

The Company strategically manages its rail operations as one reportable business segment over a single coordinated rail network that extends from the midwest and southeast portions of the United States south into Mexico and connects with other Class I railroads. Financial information reported at this level, such as revenues, operating income and cash flows from operations, is used by corporate management, including the Company’s chief operating decision-maker, in evaluating overall financial and operational performance, market strategies, as well as the decisions to allocate capital resources.

The Company’s strategic initiatives, which drive its operational direction, are developed and managed at the Company’s headquarters and targets are communicated to its various regional activity centers. Corporate management is responsible for, among others, KCS’ marketing strategy, the oversight of large cross-border customer accounts, overall planning and control of infrastructure and rolling stock, the allocation of capital resources based upon growth and capacity constraints over the coordinated network, and other functions such as financial planning, accounting, and treasury.

The role of each region is to manage the operational activities and monitor and control costs over the coordinated rail network. Such cost control is required to ensure that pre-established efficiency standards set at the corporate level are attained. The regional activity centers are responsible for executing the overall corporate strategy and operating plan established by corporate management as a coordinated system.

The following tables (in millions) provide information by geographic area pursuant to Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) as follows:

	Three Months Ended
	March 31,
Revenues	2008	2007

U.S.	$244.6	$221.1
Mexico	206.0	190.2

Total revenues	$450.6	$411.3

	March 31,	December 31,
Long-lived Assets	2008	2007

U.S.	$2,103.4	$2,045.0
Mexico	2,100.3	2,088.3

Total long-lived assets	$4,203.7	$4,133.3

10.	Condensed Consolidating Financial Information.

KCSR has outstanding $200.0 million of 9 1/2% Senior Notes due 2008 and $200.0 million of 7 1/2% Senior Notes due 2009 which are unsecured obligations of KCSR, which are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by KCS and certain wholly-owned domestic subsidiaries. As a result, the following accompanying condensed consolidating financial information (in millions) has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered.” This condensed information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with U.S. GAAP. For each of these note issues, KCSR registered exchange notes with the SEC that have substantially identical terms and associated guarantees; and all of the

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

initial senior notes for each issue have been exchanged for $200.0 million of registered exchange notes for each respective note issue.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended March 31, 2008
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Revenues	$—	$217.7	$4.1	$237.5	$(8.7)	$450.6
Operating expenses	3.2	189.4	6.2	177.5	(9.1)	367.2

Operating income (loss)	(3.2)	28.3	(2.1)	60.0	0.4	83.4
Equity in net earnings of unconsolidated affiliates	40.6	0.7	—	4.2	(41.4)	4.1
Interest expense	(0.5)	(16.3)	(0.3)	(22.6)	0.2	(39.5)
Foreign exchange gain	—	—	—	2.5	—	2.5
Other income	—	2.0	—	1.5	(0.5)	3.0

Income (loss) before income taxes and minority interest	36.9	14.7	(2.4)	45.6	(41.3)	53.5
Income tax expense (benefit)	(0.9)	6.3	(0.9)	11.2	—	15.7

Income (loss) before minority interest	37.8	8.4	(1.5)	34.4	(41.3)	37.8
Minority interest	0.1	—	—	—	—	0.1

Net income (loss)	$37.7	$8.4	$(1.5)	$34.4	$(41.3)	$37.7

	Three Months Ended March 31, 2007
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Revenues	$—	$198.4	$2.5	$217.4	$(7.0)	$411.3
Operating expenses	5.6	161.3	5.0	173.7	(6.7)	338.9

Operating income (loss)	(5.6)	37.1	(2.5)	43.7	(0.3)	72.4
Equity in net earnings (losses) of unconsolidated affiliates	26.4	(0.1)	—	—	(25.2)	1.1
Interest expense	(1.6)	(13.2)	(0.3)	(24.7)	0.4	(39.4)
Foreign exchange loss	—	—	—	(3.1)	—	(3.1)
Other income	—	0.6	—	0.1	(0.1)	0.6

Income (loss) before income taxes and minority interest	19.2	24.4	(2.8)	16.0	(25.2)	31.6
Income tax expense (benefit)	(3.1)	9.6	(1.0)	3.8	—	9.3

Income (loss) before minority interest	22.3	14.8	(1.8)	12.2	(25.2)	22.3
Minority interest	0.1	—	—	—	—	0.1

Net income (loss)	$22.2	$14.8	$(1.8)	$12.2	$(25.2)	$22.2

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	March 31, 2008
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Assets:
Current assets	$23.4	$286.2	$2.3	$511.4	$(63.2)	$760.1
Investments held for operating purposes and affiliate investment	2,137.4	437.4	—	557.2	(3,075.6)	56.4
Property and equipment, net	0.1	1,357.6	217.9	1,427.2	—	3,002.8
Concession assets, net	—	—	—	1,200.9	—	1,200.9
Other assets	1.4	22.6	—	54.7	(15.7)	63.0

Total assets	$2,162.3	$2,103.8	$220.2	$3,751.4	$(3,154.5)	$5,083.2

Liabilities and equity:
Current liabilities	$352.0	$421.2	$110.6	$263.0	$(27.7)	$1,119.1
Long-term debt	0.2	207.4	0.5	959.3	—	1,167.4
Deferred income taxes	10.8	346.9	82.1	89.5	—	529.3
Other liabilities	32.6	133.5	16.6	129.4	(51.2)	260.9
Minority interest	1.1	33.8	—	239.8	(33.8)	240.9
Stockholders’ equity	1,765.6	961.0	10.4	2,070.4	(3,041.8)	1,765.6

Total liabilities and equity	$2,162.3	$2,103.8	$220.2	$3,751.4	$(3,154.5)	$5,083.2

	December 31, 2007
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Assets:
Current assets	$24.2	$268.7	$3.0	$405.7	$(55.9)	$645.7
Investments held for operating purposes and affiliate investment	2,100.1	436.7	—	571.3	(3,028.8)	79.3
Property and equipment, net	0.6	1,329.7	219.5	1,368.5	(0.5)	2,917.8
Concession assets, net	—	—	—	1,215.5	—	1,215.5
Other assets	1.5	27.4	—	41.0	—	69.9

Total assets	$2,126.4	$2,062.5	$222.5	$3,602.0	$(3,085.2)	$4,928.2

Liabilities and equity:
Current liabilities	$355.5	$428.7	$111.4	$234.9	$(31.8)	$1,098.7
Long-term debt	0.2	207.3	0.5	897.0	—	1,105.0
Deferred income taxes	11.9	341.1	83.0	63.1	—	499.1
Other liabilities	31.6	99.2	15.7	133.6	(24.0)	256.1
Minority interest	0.9	31.4	—	239.8	(29.1)	243.0
Stockholders’ equity	1,726.3	954.8	11.9	2,033.6	(3,000.3)	1,726.3

Total liabilities and equity	$2,126.4	$2,062.5	$222.5	$3,602.0	$(3,085.2)	$4,928.2

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2008
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Operating activities:
Excluding intercompany activity	$3.4	$63.7	$1.2	$50.4	$—	$118.7
Intercompany activity	0.9	8.6	(0.7)	(8.8)	—	—

Net cash provided	4.3	72.3	0.5	41.6	—	118.7

Investing activities:
Capital expenditures	—	(43.6)	—	(48.9)	—	(92.5)
Contribution from NS for MSLLC (net of change in restricted contribution)	—	—	—	14.8	—	14.8
Property investments in MSLLC	—	—	—	(16.9)	—	(16.9)
Locomotives sale/leaseback timing	—	(40.3)	—	(19.0)	—	(59.3)
Other investing activities	—	5.5	(0.5)	(6.0)	—	(1.0)

Net cash used	—	(78.4)	(0.5)	(76.0)	—	(154.9)

Financing activities:
Proceeds from issuance of long-term debt	—	—	—	72.8	—	72.8
Repayment of long-term debt	(0.4)	(4.6)	—	(10.3)	—	(15.3)
Other financing activities	(3.8)	—	—	(0.5)	—	(4.3)

Net cash provided (used)	(4.2)	(4.6)	—	62.0	—	53.2

Cash and cash equivalents:
Net increase (decrease)	0.1	(10.7)	—	27.6	—	17.0
At beginning of year	(0.2)	27.6	0.1	28.0	—	55.5

At end of period	$(0.1)	$16.9	$0.1	$55.6	$—	$72.5

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

	Three Months Ended March 31, 2007
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Operating activities:
Excluding intercompany activity	$(1.7)	$38.9	$1.7	$12.1	$—	$51.0
Intercompany activity	10.4	(5.6)	(1.7)	(3.1)	—	—

Net cash provided	8.7	33.3	—	9.0	—	51.0

Investing activities:
Capital expenditures	—	(37.2)	—	(21.1)	—	(58.3)
Proceeds from disposal of
property	—	3.1	—	4.9	—	8.0
Contribution from NS for MSLLC (net of change in restricted contribution)	—	—	—	30.7	—	30.7
Property investments in MSLLC	—	—	—	(18.8)	—	(18.8)

Net cash used	—	(34.1)	—	(4.3)	—	(38.4)

Financing activities:
Repayment of long-term debt	—	(15.0)	—	—	—	(15.0)
Proceeds from stock plans	0.1	—	—	—	—	0.1
Dividends paid	(8.7)	—	—	—	—	(8.7)

Net cash used	(8.6)	(15.0)	—	—	—	(23.6)

Cash and cash equivalents:
Net increase (decrease)	0.1	(15.8)	—	4.7	—	(11.0)
At beginning of year	0.2	36.2	—	42.6	—	79.0

At end of period	$0.3	$20.4	$—	$47.3	$—	$68.0

11.	Subsequent Events.

Lease of Locomotives.  On April 15, 2008 KCSR entered into an Equipment Lease Agreement (the “Lease”) for thirty EMD SD70ACe locomotives delivered to KCSR in February through April 2008. Pursuant to the terms of the Lease, KCSR agreed to sell the locomotives to the lessor and to lease the locomotives from the lessor for an initial term of twenty years under the terms of an operating lease.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Kansas City Southern:

We have reviewed the accompanying consolidated balance sheet of Kansas City Southern and subsidiaries (the Company) as of March 31, 2008, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2008 and 2007. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for the year then ended (not presented herein); and in our report dated February 15, 2008, we expressed an unqualified opinion on those consolidated financial statements. Our report refers to Kansas City Southern’s adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2007 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

Kansas City, Missouri
April 24, 2008

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The discussion below, as well as other portions of this Form 10-Q, contain forward-looking statements that are not based upon historical information. Such forward-looking statements are based upon information currently available to management and management’s perception thereof as of the date of this Form 10-Q. Readers can identify these forward-looking statements by the use of such verbs as “expects,” “anticipates,” “believes” or similar verbs or conjugations of such verbs. The actual results of operations of Kansas City Southern (“KCS” or the “Company”) could materially differ from those indicated in forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s annual report on Form 10-K for the year ended December 31, 2007, which is on file with the U.S. Securities and Exchange Commission (File No. 1-4717) incorporated by reference and in Part II Item 1A — “Risk Factors” in the Form 10-K and this Form 10-Q. Readers are strongly encouraged to consider these factors when evaluating forward-looking statements. Forward-looking statements contained in this Form 10-Q will not be updated.

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

Critical Accounting Policies and Estimates.

The Company’s discussion and analysis of its financial position and results of operations is based upon its consolidated financial statements. The preparation of the financial statements requires estimation and judgment that affect the reported amounts of revenue, expenses, assets, and liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the accounting for assets and liabilities that are not readily apparent from other sources. If the estimates differ materially from actual results, the impact on the consolidated financial statements may be material. The Company’s critical accounting policies are disclosed in the 2007 annual report on Form 10-K. There have been no significant changes with respect to these policies during the first three months of 2008.

Overview.

The Company is engaged primarily in the freight rail transportation business through operating a single coordinated rail network and operates under one reportable business segment. The primary operating subsidiaries of the Company consists of the following: The Kansas City Southern Railway Company (“KCSR”), The Texas Mexican Railway Company (“TexMex”), Meridian Speedway, LLC (“MSLLC”), and Kansas City Southern de México, S.A. de C.V. (“KCSM”). The Company generates revenues and cash flows by providing customers with freight delivery services within its regions, and throughout North America through connections with other Class I rail carriers. Customers conduct business in a number of different industries, including electric-generating utilities, chemical and petroleum products, paper and forest products, agriculture and mineral products, automotive products and intermodal transportation. Appropriate eliminations and reclassifications have been recorded in deriving consolidated financial statements.

First Quarter Analysis.

The Company reported quarterly earnings of $0.39 per diluted share on consolidated net income of $37.7 million for the three months ended March 31, 2008, compared to quarterly earnings of $0.21 per diluted share on consolidated net income of $22.2 million for the same period ended 2007. The revenue growth of 9.6% over the first quarter 2008 was primarily driven by price increases and certain new business growth.

Cash flows from operations increased to $118.7 million as compared to $51.0 million for the three month periods ended March 31, 2008 and 2007, respectively, an increase of $67.7 million from the prior year period.

The increase is primarily due to increased net income and continued improvement in working capital. Capital expenditures are a significant use of cash flows due to the capital intensive nature of railroad operations and the Company’s growth strategy. Cash used for capital expenditures for the three months ended March 31, 2008 was $92.5 million as compared to $58.3 million for the same period in 2007.

Results of Operations.

Net income for the first quarter of 2008 increased $15.5 million compared to the prior year first quarter.

The following summarizes KCS’ income statement (in millions):

	Three Months Ended
	March 31,		Change
	2008	2007	Dollars	Percent

Revenues	$450.6	$411.3	$39.3	10%
Operating expenses	367.2	338.9	28.3	8%

Operating income	83.4	72.4	11.0	15%
Equity in net earnings of unconsolidated affiliates	4.1	1.1	3.0	273%
Interest expense	(39.5)	(39.4)	(0.1)	0%
Foreign exchange gain (loss)	2.5	(3.1)	5.6	181%
Other income	3.0	0.6	2.4	400%

Income before income taxes and minority interest	53.5	31.6	21.9	69%
Income tax expense	15.7	9.3	6.4	69%

Income before minority interest	37.8	22.3	15.5	70%
Minority interest	0.1	0.1	—	0%

Net income	$37.7	$22.2	$15.5	70%

Revenues.

The following summarizes revenues (in millions) and carload statistics (in thousands).

	Revenues				Carloads and Intermodal Units
	Three Months				Three Months
	Ended March 31,		Change		Ended March 31,		Change
	2008	2007	Dollars	Percent	2008	2007	Units	Percent

Chemical and petroleum	$86.7	$75.6	$11.1	15%	61.6	54.6	7.0	13%
Forest products and metals	123.9	122.2	1.7	1%	94.8	102.1	(7.3)	(7)%
Agriculture and minerals	108.8	93.8	15.0	16%	71.8	72.9	(1.1)	(2)%

Total general commodities	319.4	291.6	27.8	10%	228.2	229.6	(1.4)	(1)%
Intermodal and automotive	64.1	56.5	7.6	13%	151.3	152.1	(0.8)	(1)%
Coal	47.0	45.1	1.9	4%	72.8	75.1	(2.3)	(3)%

Carload revenues, units and intermodal units	430.5	393.2	37.3	9%	452.3	456.8	(4.5)	(1)%

Other revenue	20.1	18.1	2.0	11%

Total revenues(i)	$450.6	$411.3	$39.3	10%

(i) Included in revenues:
Fuel surcharge	$41.6	$30.5

For the three months ended March 31, 2008, revenues increased $39.3 million compared to the same period in 2007, primarily due to certain new business growth, rate increases, and increased fuel surcharge participation compared to last year, partially offset by a decrease in overall carload/unit volumes except in the chemical and petroleum commodity group. The following discussion provides an analysis of revenues by commodity group.

Chemical and petroleum.  Revenues increased $11.1 million for the three months ended March 31, 2008, compared to the same period in 2007, due to increased traffic volumes from new business, primarily related to soda ash in the chemicals channel and plastics products, and targeted rate increases.

Forest products and metals.  Revenues increased $1.7 million for the three months ended March 31, 2008, compared to the same period in 2007 due to targeted rate increases primarily in paper products, partially offset by decreases in volume due to the declining housing market which impacted the lumber products channel and declines in beer traffic volume in the military and other channel.

Agriculture and minerals.  Revenues increased $15.0 million for the three months ended March 31, 2008, compared to the same period in 2007 due to higher rates and volume in certain channels. Although overall volume in agriculture and minerals were slightly lower than the prior year, increases in operational metrics such as train velocity over certain corridors increased capacity and volume in certain channels. Grain traffic accounted for the majority of the increase in revenues and cross border traffic into Mexico was strong in the first quarter. Volume in the first quarter was adversely affected by wetter than normal weather in the south slowing shipments in certain channels resulting in a reduction to certain beneficial customer inventories.

Intermodal and automotive.  Revenues increased $7.6 million in the intermodal and automotive sectors for the three months ended March 31, 2008, compared to the same period in 2007 primarily due to the increase in volume of automotive business driven by the increased production of U.S. automotives and new intermodal containerized business originating from the port of Lázaro Cárdenas, primarily offset by volume reductions related to certain haulage business.

Coal.  Revenue increased $1.9 million for the three months ended March 31, 2008, compared to the same period in 2007 due to increased length of haul and rate increases, partially offset in the quarter by lower current period volumes due to stockpile level growth at electric generating plants in prior periods and unplanned current period utility maintenance outages.

Operating Expenses.

Operating expenses for the three months ended March 31, 2008 increased $28.3 million when compared to the same period in 2007 as shown below (in millions).

	Three Months
	Ended March 31,		Change
	2008	2007	Dollars	Percent

Compensation and benefits	$106.1	$99.9	$6.2	6%
Purchased services	44.9	46.7	(1.8)	(4)%
Fuel	77.9	62.5	15.4	25%
Equipment costs	45.8	44.9	0.9	2%
Depreciation and amortization	40.7	38.1	2.6	7%
Casualties and insurance	19.0	19.4	(0.4)	(2)%
Materials and other	32.8	27.4	5.4	20%

Total operating expenses	$367.2	$338.9	$28.3	8%

Compensation and benefits.  Compensation and benefits increased $6.2 million for the three months ended March 31, 2008, compared to the same period in 2007. Increased Compensation and benefits expense is primarily due to annual wage and salary rate increases, new collective bargaining agreements which became effective July 1, 2007 and an increase in the Mexico statutory profit sharing expense.

Purchased services.  Purchased services decreased $1.8 million for the three months ended March 31, 2008, compared to the same period in 2007. The reduction reflects the increased use of facilities jointly used by the Company and other railroads primarily resulting from increased volume at those facilities, and increases in freight car repairs being offset by an increase in overhead costs capitalized by the Company as compared to the prior year.

Fuel.  Fuel expense increased $15.4 for the three months ended March 31, 2008, compared with the same period in 2007, primarily due to higher diesel fuel prices partially offset by lower consumption in certain parts of the network, and increased fuel efficiency partially driven by older locomotives being replaced with new locomotives through a strategic initiative in 2007 and 2008.

Equipment costs.  Equipment costs increased $0.9 million for the three months ended March 31, 2008, compared to the same period in 2007, primarily due to an increase in locomotive lease expense partially offset by lower car hire expense.

Depreciation and amortization.  Depreciation and amortization expenses for the quarter ended March 31, 2008 increased $2.6 million, compared to the same period in 2007, primarily due to increases in the asset base reflecting continued capital expenditures.

Casualties and insurance.  Casualties and insurance expenses decreased $0.4 million for the three months ended March 31, 2008, compared to the same period in 2007, primarily due to lower than estimated freight loss and damage, as well as a reduction in insurance costs, partially offset by higher derailment costs resulting from fewer but more costly derailments in the first quarter of 2008.

Materials and other.  Materials and other expense increased $5.4 million for the three months ended March 31, 2008, compared to the same period in 2007, due to lower sale and use tax in the first quarter of 2007 as a result of a favorable tax ruling, higher employee expenses and increased materials and supplies used for the maintenance of freight cars and locomotives.

Non-Operating Expenses.

Equity in Net Earnings (Losses) of Unconsolidated Affiliates.  Equity in earnings from unconsolidated affiliates was $4.1 million for the three month period ended March 31, 2008, compared to $1.1 million for the same periods in 2007. Significant components of this change follow:

•	Equity in earnings from the operations of PCRC was $1.5 million for the three month period ended March 31, 2008, compared to $0.9 million for the same period in 2007. The increase is primarily due to increased freight revenue driven by higher volume.

•	Equity in earnings of Southern Capital Corporation, LLC (“Southern Capital”) was $1.3 million for the three month period ended March 31, 2008, compared to $1.0 million for the same period in 2007. The increase is primarily attributed to additional revenue based on increased lease income as well as reduction of interest and administrative expenses.

•	KCSM’s equity in earnings of Ferrocarril y Terminal del Valle de México, S.A. de C.V. (“FTVM”) was $1.3 million for the three month period ended March 31, 2008, compared to loss in earnings of $0.8 million for the same period in 2007. The increase for the three months ended March 31, 2008 is due to a prior year loss recorded in the first quarter of 2007 by FTVM resulting from adjustments to revenue related to the storage of containers and freight car equipment.

Interest Expense.  Interest expense increased by $0.1 million for the three months ended March 31, 2008, compared to the same period in 2007 mainly due to higher average debt balance primarily offset by lower average interest rates due to KCSM’s refinancing of higher interest rate debt in the second quarter of 2007 and lower market interest rates compared to 2007.

Foreign Exchange.  For the three months ended March 31, 2008, the foreign exchange gain was $2.5 million compared to a foreign exchange loss of $3.1 million for the same period in 2007, due to fluctuations in the U.S. dollar versus the Mexican peso exchange rates.

Other Income.  Other income for the three months ended March 31, 2008, was $3.0 million which consists primarily of miscellaneous interest, dividend income and gain on sale of property. For the three months ended March 31, 2007, other income was $0.6 million which consisted of miscellaneous interest income and dividend income.

Income Tax Expense.  For the three months ended March 31, 2008, the income tax provision was $15.7 million as compared to $9.3 million for the three months ended March 31, 2007. The effective income tax rate was 29.3% and 29.4% for the three months ended March 31, 2008 and 2007, respectively. The lower consolidated tax rate for the quarter is primarily a result of changes in the foreign exchange rates.

Liquidity and Capital Resources.

Overview.

KCS’ primary uses of cash are to support operations; maintain and improve its railroad and information systems infrastructure; pay debt service and preferred stock dividends; acquire new and maintain existing locomotives, rolling stock and other equipment; and meet other obligations. See “Cash Flow Information” below.

As of March 31, 2008, KCS has a debt capitalization ratio (total debt as a percentage of total debt plus equity) of 50.7 percent. Its primary sources of liquidity are cash flows generated from operations, borrowings under its revolving credit facilities and access to debt and equity capital markets. Although KCS has had more than adequate access to the capital markets, as a non-investment grade company, the financial terms under which funding is obtained often contain restrictive covenants. The covenants constrain financial flexibility by restricting or prohibiting certain actions, including the ability to incur additional debt for any purpose other than refinancing existing debt, create or suffer to exist additional liens, make prepayments of particular debt, pay dividends on common stock, make capital investments, engage in transactions with stockholders and affiliates, issue capital stock, sell certain assets, and engage in mergers and consolidations or in sale-leaseback transactions. On March 31, 2008, total available liquidity (the unrestricted cash balance plus revolving credit facility availability) was approximately $149 million.

As a result of KCS acquiring a controlling interest in KCSM, KCSM has become subject to the terms and conditions of the indentures governing KCSR’s two senior notes issues. The restrictive covenants of these indentures limit the ability of KCSM to incur additional debt for any purpose other than the refinancing of existing debt and certain new asset financing. The Company was in compliance with all of its debt covenants as of March 31, 2008.

The Company believes, based on current expectations, that cash and other liquid assets, operating cash flows, access to capital markets, and other available financing resources will be sufficient to fund anticipated operating, capital and debt service requirements and other commitments through 2008. However, KCS’ operating cash flow and financing alternatives can be unexpectedly impacted by various factors, some of which are outside of its control. For example, if KCS was to experience a substantial reduction in revenues or a substantial increase in operating costs or other liabilities, its operating cash flows could be significantly reduced. Additionally, the Company is subject to economic factors surrounding capital markets and its ability to obtain financing under reasonable terms is subject to market conditions. Recent volatility in capital markets and the tightening of market liquidity could impact KCS’ access to capital. Further, KCS’ cost of debt can be impacted by independent rating agencies, which assign debt ratings based on certain credit measurements such as interest coverage and leverage ratios.

On March 19, 2008, Standard & Poor’s Ratings Services (“S&P”) raised the KCS senior unsecured debt ratings for both KCSR and KCSM to BB- from B, S&P also maintained the Company’s outlook as developing.

On February 26, 2008, KCSM entered into a Loan and Security Agreement (the “Loan Agreement”) for an aggregate amount of $72.8 million. KCSM used the proceeds to finance 85% of the purchase price of forty new SD70ACe locomotives (the “Locomotives”) delivered and purchased by KCSM in late 2007 and early 2008. KCSM granted the lender a security interest in the Locomotives to secure the loan. The Loan Agreement requires KCSM to make thirty equal semi-annual payments of approximately $2.4 million plus interest at an annual rate of 5.737%, with the final payment due and payable on February 28, 2023.

The Loan Agreement contains representations, warranties and covenants typical of such equipment loans. Events of default in the Loan Agreement include, but are not limited to, certain payment defaults, certain bankruptcy and liquidation proceedings and the failure to perform any covenants or agreements contained in the Loan Agreement. Any event of default could trigger acceleration of KCSM’s payment obligations under the terms of the Loan Agreement.

Cash Flow Information.

Summary cash flow data follows (in millions):

	Three Months Ended March 31,
	2008	2007

Cash flows provided by (used for):
Operating activities	$118.7	$51.0
Investing activities	(154.9)	(38.4)
Financing activities	53.2	(23.6)

Net increase (decrease) in cash and cash equivalents	17.0	(11.0)
Cash and cash equivalents beginning of year	55.5	79.0

Cash and cash equivalents end of period	$72.5	$68.0

During the three months ended March 31, 2008, the consolidated cash position increased $17.0 million from December 31, 2007, primarily attributable to strong cash flows from operating activities. As compared to the three months ended March 31, 2007, cash flow from operating activities increased $67.7 million as a result of improved operating performance and an improvement in working capital position. Net investing cash outflows increased $116.5 million due to a higher level of capital expenditures for KCS and the purchase of locomotives which will be financed in the second quarter. Financing activity cash inflows increased $76.8 million due to the proceeds from financing locomotives purchased in December 2007 and January 2008.

KCS’ cash flow from operations has historically been sufficient to fund operations, roadway capital expenditures, other capital improvements and debt service. External sources of cash (principally bank debt, public debt, preferred stock and leases) have been used to refinance existing indebtedness and to fund acquisitions, new investments and equipment additions.

Capital Expenditures.

Capital improvements for roadway track structures have historically been funded with cash flows from operations. KCS has historically used internally generated cash flows or lease financing for equipment acquisition.

The following summarizes the cash capital expenditures by type (in millions):

	Three Months Ended March 31,
	2008	2007

Maintenance of way
Track	$42.1	$27.6
Other	7.4	3.8

Total maintenance of way	49.5	31.4
Maintenance of equipment	8.6	6.0
Transportation capacity	20.0	7.1
Locomotive acquisitions	10.8	8.8
Information technology	2.0	1.9
Other	1.6	3.1

Total capital expenditures	$92.5	$58.3

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

There was no material change during the quarter from the information set forth in Part II, Item 7A. “Quantitative and Qualitative Disclosure about Market Risk” in the Annual Report on Form 10-K for the year ended December 31, 2007.

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

For information related to the Company’s settlements and other legal proceedings, see Note 8, Commitments and Contingencies under Part I, Item 1, of this quarterly report on Form 10-Q.

Item 1A.	Risk Factors.

There were no material changes during the quarter in the Risk Factors disclosed in Item 1A — “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits

Exhibit No.

10.1	Loan and Security Agreement, dated as of February 26, 2008, between Kansas City Southern de México, S.A. de C.V. and Export Development Canada is attached to this Form 10-Q as Exhibit 10.1
10.2	Participation Agreement (KCSR 2008-1) dated as of April 1, 2008, among KCSR, KCSR 2008-1 Statutory Trust (acting through U.S. Bank Trust National Association, no in its individual capacity, but solely as Owner Trustee) (“KCSR 2008-1 Statutory Trust”), U.S. Bank Trust National Association (only in its individual capacity as expressly provided therein), MetLife Capita, Limited Partnership (as Owner Participant), Wilmington Trust Company (as Indenture Trustee) and Export Development Canada (as Loan Participant), is attached to this Form 10-Q as Exhibit 10.2
10.3	Equipment Lease Agreement (KCSR 2008-1) dated as of April 1, 2008, between KCSR 2008-1 Statutory Trust (as Lessor) and KCSR (as Lessee), is attached to this Form 10-Q as Exhibit 10.3
15.1	Letter regarding unaudited interim financial information is attached to this Form 10-Q as Exhibit 15.1
31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.1
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.2
32.1	Principal Executive Officer’s Certification furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 32.1
32.2	Principal Financial Officer’s Certification furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 32.2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on April 24, 2008.

Kansas City Southern

/s/ Patrick J. Ottensmeyer
Patrick J. Ottensmeyer
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/  Michael K. Borrows
Michael K. Borrows
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)