Form 10-Q
period 2008-06-30
KANSAS CITY SOUTHERN
filed 2008-07-31
CIK 54480

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 24, 2008

Common Stock, $0.01 per share par value	90,907,542 Shares

Kansas City Southern
Form 10-Q
June 30, 2008

Kansas City Southern

Form 10-Q
June 30, 2008

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

Introductory Comments.

The Consolidated Financial Statements included herein have been prepared by Kansas City Southern, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). As used herein, “KCS” or the “Company” may refer to Kansas City Southern or, as the context requires, to one or more subsidiaries of Kansas City Southern. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed, or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and the related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q. Results for the three and six months ended June 30, 2008, are not necessarily indicative of the results expected for the full year ending December 31, 2008.

Kansas City Southern

Consolidated Statements of Income

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(In millions, except share and per share amounts)
		(Unaudited)

Revenues	$486.2	$427.1	$936.8	$838.4

Operating expenses:
Compensation and benefits	98.3	98.5	204.4	198.4
Purchased services	49.7	43.1	94.6	89.8
Fuel	91.2	65.7	169.1	128.2
Equipment costs	47.9	48.5	93.7	93.4
Depreciation and amortization	40.8	40.8	81.5	78.9
Casualties and insurance	19.2	17.5	38.2	36.9
Materials and other	34.5	29.9	67.3	57.3

Total operating expenses	381.6	344.0	748.8	682.9

Operating income	104.6	83.1	188.0	155.5
Equity in net earnings of unconsolidated affiliates	4.7	2.8	8.8	3.9
Interest expense	(27.7)	(41.6)	(67.2)	(81.0)
Debt retirement costs	(5.6)	(6.9)	(5.6)	(6.9)
Foreign exchange gain	5.7	3.4	8.2	0.3
Other income	0.2	3.3	3.2	3.9

Income before income taxes and minority interest	81.9	44.1	135.4	75.7
Income tax expense	26.4	13.8	42.1	23.1

Income before minority interest	55.5	30.3	93.3	52.6
Minority interest	0.1	0.1	0.2	0.2

Net income	55.4	30.2	93.1	52.4
Preferred stock dividends	4.9	4.9	9.7	10.1

Net income available to common shareholders	$50.5	$25.3	$83.4	$42.3

Earnings per share:
Basic earnings per share	$0.64	$0.33	$1.07	$0.56

Diluted earnings per share	$0.56	$0.30	$0.94	$0.52

Average shares outstanding (in thousands):
Basic	79,272	75,892	77,896	75,737
Potential dilutive common shares	19,874	14,840	20,804	14,813

Diluted	99,146	90,732	98,700	90,550

See accompanying notes to consolidated financial statements.

Kansas City Southern

Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
	(In millions,
	except share amounts)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$29.4	$55.5
Accounts receivable, net	242.0	243.4
Restricted funds	20.6	11.5
Inventories	104.7	90.3
Deferred income taxes	204.1	177.8
Other current assets	111.5	67.2

Total current assets	712.3	645.7
Investments	65.9	79.3
Property and equipment, net of accumulated depreciation of $888.3 million and $871.9 million at June 30, 2008 and December 31, 2007, respectively	3,129.0	2,917.8
Concession assets, net of accumulated amortization of $163.2 million and $129.2 million at June 30, 2008 and December 31, 2007, respectively	1,214.0	1,215.5
Other assets	90.7	69.9

Total assets	$5,211.9	$4,928.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debt due within one year	$624.4	$650.9
Accounts and wages payable	150.3	121.1
Accrued liabilities	290.4	326.7

Total current liabilities	1,065.1	1,098.7

Other liabilities:
Long-term debt	1,267.4	1,105.0
Deferred income taxes	583.8	499.1
Other noncurrent liabilities and deferred credits	214.7	256.1

Total other liabilities	2,065.9	1,860.2

Minority interest	261.9	243.0
Commitments and contingencies	—	—
Stockholders’ equity:
$25 par, 4% noncumulative, preferred stock, 840,000 shares authorized, 649,736 shares issued, 242,170 shares outstanding	6.1	6.1
Series C — redeemable cumulative convertible perpetual preferred stock, $1 par, 4.25%, 400,000 shares authorized and issued, 219,238 and 400,000 shares outstanding with a liquidation preference of $109.6 million and $200.0 million at June 30, 2008 and December 31, 2007, respectively	0.2	0.4
Series D — cumulative convertible perpetual preferred stock, $1 par, 5.125%, 210,000 shares authorized and issued, 209,995 and 210,000 shares outstanding with a liquidation preference of $210.0 million at June 30, 2008 and December 31, 2007, respectively	0.2	0.2
$.01 par, common stock, 400,000,000 shares authorized; 92,863,585 shares issued at June 30, 2008 and December 31, 2007, respectively; 83,484,329 and 76,975,507 shares outstanding at June 30, 2008 and December 31, 2007, respectively	0.8	0.8
Paid in capital	557.7	549.5
Retained earnings	1,252.3	1,168.9
Accumulated other comprehensive income	1.7	0.4

Total stockholders’ equity	1,819.0	1,726.3

Total liabilities and stockholders’ equity	$5,211.9	$4,928.2

See accompanying notes to consolidated financial statements.

Kansas City Southern

Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2008	2007
	(In millions)
	(Unaudited)

Operating activities:
Net income	$93.1	$52.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81.5	78.9
Deferred income taxes	41.3	22.9
Equity in undistributed earnings of unconsolidated affiliates	(8.8)	(3.9)
Share-based and other deferred compensation	11.3	9.9
Minority interest	0.2	0.2
Distributions from unconsolidated affiliates	12.7	—
Loss (gain) on sale of assets	0.7	(1.0)
Debt retirement costs	5.6	6.9
Changes in working capital items:
Accounts receivable	1.4	35.9
Inventories	(14.4)	(8.3)
Other current assets	(45.2)	33.4
Accounts payable and accrued liabilities	(7.1)	(65.4)
Other, net	(6.9)	(1.8)

Net cash provided by operating activities	165.4	160.1

Investing activities:
Capital expenditures	(292.5)	(132.7)
Proceeds from disposal of property	6.8	7.7
Contribution from NS for MSLLC (net of change in restricted contribution)	15.2	63.4
Property investments in MSLLC	(16.9)	(48.4)
Other, net	(8.0)	(5.3)

Net cash used for investing activities	(295.4)	(115.3)

Financing activities:
Proceeds from issuance of long-term debt	357.8	286.7
Repayment of long-term debt	(234.4)	(312.3)
Debt costs	(10.9)	(18.9)
Proceeds from stock plans	1.1	0.6
Dividends paid	(9.7)	(13.6)

Net cash provided by (used for) financing activities	103.9	(57.5)

Cash and cash equivalents:
Net decrease during each period	(26.1)	(12.7)
At beginning of year	55.5	79.0

At end of period	$29.4	$66.3

See accompanying notes to consolidated financial statements.

Kansas City Southern

Notes to Consolidated Financial Statements

1.	Accounting Policies and Interim Financial Statements.

In the opinion of the management of KCS, the accompanying unaudited consolidated financial statements contain all adjustments necessary, which are of a normal and recurring nature, to present fairly the financial position of the Company as of June 30, 2008, and December 31, 2007, the results of operations for the three and six months ended June 30, 2008 and 2007, and cash flows for the six months ended June 30, 2008 and 2007. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three and six months ended June 30, 2008, are not necessarily indicative of the results to be expected for the full year ending December 31, 2008. Certain prior year amounts have been reclassified to conform to the current year presentation.

2.	Share-Based Compensation.

As the Kansas City Southern 1991 Amended and Restated Stock Option and Performance Award Plan was set to expire on July 14, 2008, on July 1, 2008, the executive committee of the board of directors approved and adopted a three-month extension to the term until October 14, 2008. The executive committee also approved on July 1, 2008, a new 2008 Stock Option and Performance Award Plan, which is effective October 14, 2008 and will be submitted to the Company’s stockholders for approval at a special KCS stockholder meeting to be held on October 7, 2008.

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

A summary of nonvested stock activity is as follows:

		Weighted-
		Average	Aggregate
	Number of	Grant Date	Intrinsic
Six Months Ended June 30, 2008	Shares	Fair Value	Value
			In millions

Nonvested stock at December 31, 2007	1,014,628	$28.80
Granted	160,304	36.23
Vested	(124,995)	30.46
Forfeited	(261,280)	26.97

Nonvested stock at June 30, 2008	788,657	$30.65	$34.7

Compensation cost on nonvested stock was $0.3 million and $1.7 million for the three months ended June 30, 2008 and 2007, and $1.8 million and $3.3 million for the six months ended June 30, 2008 and 2007, respectively. The total income tax benefit recognized in the income statement for nonvested stock awards was $0.1 million and $0.6 million for the three months ended June 30, 2008 and 2007, and $0.6 million and $1.2 million for the six months ended June 30, 2008 and 2007, respectively.

As of June 30, 2008, $15.9 million of unrecognized compensation costs related to nonvested stock is expected to be recognized over a weighted-average period of 1.61 years. The fair value (at vest date) of shares vested during the six months ended June 30, 2008 was $4.7 million.

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

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

A summary of performance based nonvested awards activity at target is as follows:

	Target Number of	Weighted-Average Grant
Six Months Ended June 30, 2008	Shares *	Date Fair Value

Nonvested stock at December 31, 2007	477,638	$30.82
Granted	41,357	35.53
Vested	(46,988)	30.13
Forfeited	(119,666)	29.94

Nonvested stock at June 30, 2008	352,341	$31.76

*	The performance shares earned in 2007 were 124,987, which was approximately 120% of the annual target award granted for the 2007 performance period. Over the remaining two year performance period, participants in the aggregate can earn up to a maximum of 580,132 shares.

The Company expenses the grant date fair value of the awards which are probable of being earned based on forecasted annual performance goals over the three year performance period. Compensation benefit on performance based awards was $0.3 million, net of taxes of $0.1 million, for the three months ended June 30, 2008. Compensation expense for the three months ended June 30, 2007 was $0.7 million, net of taxes of $0.3 million. Compensation expense of $1.3 million, net of taxes of $0.5 million, was recognized for the six months ended June 30, 2008 and 2007, respectively.

As of June 30, 2008, $2.6 million of unrecognized compensation cost related to performance based awards is expected to be recognized over a weighted-average period of .82 years. The unrecognized compensation cost includes only the amount determined to be probable of being earned based upon the attainment of the annual performance goals. The fair value (at vest date) of shares vested during the six months ended June 30, 2008 was $1.4 million.

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Basic shares	79,272	75,892	77,896	75,737
Effect of dilution	19,874	14,840	20,804	14,813

Diluted shares	99,146	90,732	98,700	90,550

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

Potentially dilutive shares excluded from the calculation (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Stock options where the exercise price is greater than the average market price of common shares	11	—	38	—
Convertible preferred stock which is anti-dilutive	—	7,000	—	7,000

The following reconciles net income available to common stockholders for purposes of basic earnings per share to net income available to common stockholders for purposes of diluted earnings per share (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Net income available to common stockholders for purposes of computing basic earnings per share	$50.5	$25.3	$83.4	$42.3
Effect of dividends on conversion of convertible preferred stock	4.8	2.1	9.6	4.4

Net income available to common stockholders for purposes of computing diluted earnings per share	$55.3	$27.4	$93.0	$46.7

4.	Fair Value Measurements.

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and enhances disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements and is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB FSP 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, KCS adopted SFAS 157 prospectively for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on its consolidated financial position, results of operations or cash flows.

SFAS 157 Hierarchy Tables.  The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

significance of a particular input to the fair value in its entirety requires judgment and considers factors specific to the asset or liability.

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2008 (in millions):

	Fair Value Measurements			Assets at
	Level 1	Level 2	Level 3	Fair Value

Assets:
Investments(i)	$—	$—	$17.1	$17.1
Derivative financial instruments	—	2.2	—	2.2

	$—	$2.2	$17.1	$19.3

(i)	Investments with Level 1 and/or Level 2 inputs are classified as a Level 3 investment in their entirety if it has at least one significant Level 3 input.

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value.

Changes in Level 3 assets measured at fair value on a recurring basis for the three months ended June 30, 2008 (in millions):

Balance at March 31, 2008	$23.2
Total gains/(losses) (realized and unrealized)	—
Purchases, issuances and settlements	(6.1)
Transfers in and/or out of Level 3	—

Balance at June 30, 2008	$17.1

Changes in Level 3 assets measured at fair value on a recurring basis for the six months ended June 30, 2008 (in millions):

Balance at December 31, 2007	$37.8
Total gains/(losses) (realized and unrealized)	—
Purchases, issuances and settlements	(20.7)
Transfers in and/or out of Level 3	—

Balance at June 30, 2008	$17.1

5.	Derivative Instruments.

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

Forward starting interest rate swap.  On March 18, 2008, the Company entered into a forward starting interest rate swap, which has been designated as a cash flow hedge under the Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The forward starting interest rate swap effectively converts interest payments from variable rates to fixed rates. This swap is highly effective and as a result there will be de minimus income statement variability associated

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

with ineffectiveness of the hedge. The hedging instrument has a notional amount of $75.0 million and forward starting settlements indexed off the three-month London InterBank Offered Rate (“LIBOR”) will occur every quarter beginning June 28, 2008 through March 28, 2011.

At June 30, 2008, the estimated fair value of the forward starting interest rate swap was $2.2 million and was included in other assets in the consolidated balance sheet.

Foreign Exchange Contracts.  The purpose of the foreign exchange contracts of Kansas City Southern de México, S.A. de C.V., a wholly-owned subsidiary of the Company (“KCSM”), is to limit exposure arising from exchange rate fluctuations in its Mexican peso-denominated financial assets and liabilities. Management determines the nature and quantity of any hedging transactions based upon net asset exposure and market conditions. As of June 30, 2008 and 2007, KCSM did not have any outstanding call option contracts.

Foreign Currency Balance.  At June 30, 2008, KCSM had financial assets and liabilities denominated in Mexican pesos of Ps.2,108 million and Ps.604 million, respectively. At December 31, 2007, KCSM had financial assets and liabilities denominated in Mexican pesos of Ps.1,921 million and Ps.595 million, respectively. At June 30, 2008 and December 31, 2007, the exchange rate was Ps.10.28 per U.S. dollar and Ps.10.90 per U.S. dollar, respectively.

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

KCS’ total comprehensive income is as follows (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Net income	$55.4	$30.2	$93.1	$52.4
Other comprehensive income:
Net unrealized gain on cash flow hedge, net of tax	1.2	—	1.3	—
Amortization of prior service credit, net of tax	—	(0.1)	—	—

Total comprehensive income	$56.6	$30.1	$94.4	$52.4

7.	Long-Term Debt.

KCSR 9 1/2% Senior Notes.  On May 8, 2008, pursuant to an offer to purchase, The Kansas City Southern Railway Company, a wholly-owned subsidiary of the Company (“KCSR”), commenced a cash tender offer and consent solicitation for any and all outstanding $200.0 million KCSR 9 1/2% Senior Notes due October 1, 2008 (the “9 1/2% Senior Notes”). KCSR received consents in connection with the tender offer and consent solicitation from holders of over 99% of the 9 1/2% Senior Notes and purchased the tendered notes in accordance with the terms of the tender offer with proceeds received from the issuance of new, $275.0 million 8.0% Senior Notes due June 1, 2015 (the “8.0% Senior Notes”).

KCSR 8.0% Senior Notes.  On May 30, 2008, KCSR, issued the $275.0 million 8.0% Senior Notes, which bear interest semiannually at a fixed annual rate of 8.0% and are fully and unconditionally guaranteed by KCS and certain subsidiaries of KCS who guarantee KCSR’s credit facilities (the “Note Guarantors”). The 8.0% Senior Notes and the note guarantees rank pari passu in right of payment with KCSR’s, KCS’, and the

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

Note Guarantors’ existing and future unsecured, unsubordinated obligations. A portion of the proceeds from the issuance of the 8.0% Senior Notes was used to pay $198.7 million of the principal amount of the 9 1/2% Senior Notes and the applicable premium and expenses associated with the redemption. The remaining proceeds from the issuance were used to reduce borrowings under the KCSR revolving credit facility and for general corporate purposes. The 8.0% Senior Notes are redeemable in whole or in part prior to June 1, 2012 by paying the greater of either 101% of the principal amount or a “make whole” premium.

8.	Redemption of Series C Redeemable Cumulative Convertible Perpetual Preferred Stock.

On June 12, 2008, the Company called for redemption all of the outstanding shares of its 4.25% Series C Redeemable Cumulative Convertible Perpetual Preferred Stock (the “Series C Preferred Stock”) with a redemption date of July 15, 2008 (the “Redemption Date”). The holders of the outstanding shares had the option to redeem at a redemption price of $500 per share or convert each share into 33.4728 shares of KCS common stock. Each share converted would also be entitled to receive an appropriate number of common stock or other preferred stock purchase rights under KCS’ 2005 Rights Agreement. As of June 30, 2008, holders had converted 180,762 shares of Series C Preferred Stock into 6,050,604 shares of common stock. As of the Redemption Date, holders converted the remaining 219,238 shares of preferred stock into 7,338,505 shares of common stock.

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

The Company’s Mexico operations are subject to Mexican federal and state laws and regulations relating to the protection of the environment through the establishment of standards for water discharge, water supply, emissions, noise pollution, hazardous substances and transportation and handling of hazardous and solid waste. The Mexican government may bring administrative and criminal proceedings and impose economic sanctions against companies that violate environmental laws, and temporarily or even permanently close non-complying facilities.

The risk of incurring environmental liability is inherent in the railroad industry. As part of serving the petroleum and chemicals industry, the Company transports hazardous materials and has a professional team

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

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

Environmental remediation expense was $2.6 million and $3.2 million for the six months ended June 30, 2008 and 2007, respectively, and was included in casualties and insurance expense on the consolidated statements of income. Additionally, as of June 30, 2008, KCS had a liability for environmental remediation of $7.5 million. This amount was derived from a range of reasonable estimates based upon the studies and site surveys described above and in accordance with the Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”).

Casualty Claim Reserves.  The Company’s casualty and liability reserve is based on actuarial studies performed on an undiscounted basis. This reserve is based on personal injury claims filed and an estimate of claims incurred but not yet reported. While the ultimate amount of claims incurred is dependent on various factors, it is management’s opinion that the recorded liability is a reasonable estimate of aggregate future payments. Adjustments to the liability are reflected as operating expenses in the period in which changes to estimates are known. Casualty claims in excess of self-insurance levels are insured up to certain coverage amounts, depending on the type of claim and year of occurrence. The activity in the reserve follows (in millions):

	Six Months Ended
	June 30,
	2008	2007

Balance at beginning of year	$90.0	$117.4
Accruals, net (includes the impact of actuarial studies)	10.2	12.2
Payments	(7.1)	(43.5)

Balance at end of period	$93.1	$86.1

The casualty claim reserve balance as of June 30, 2008 is based on an updated study of casualty reserves for data through May 31, 2008 and review of the last month’s experience. The activity for the six months ended June 30, 2008 primarily relates to the net settlements and the reserves for Federal Employers Liability Act (FELA), third-party, and occupational illness claims. The changes to the reserve in the current year

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

compared to the prior year primarily reflect a large litigation settlement in 2007 and the current accruals related to the trend of loss experience since the date of the prior study.

Reflecting potential uncertainty surrounding the outcome of casualty claims, it is reasonably possible based on assessments that future costs to settle casualty claims may range from approximately $87 million to $102 million. While the final outcome of these claims cannot be predicted with certainty, management believes that the $93.1 million recorded is the best estimate of the Company’s future obligations for the settlement of casualty claims at June 30, 2008. The most sensitive assumptions for personal injury accruals are the expected average cost per claim and the projected frequency rates for the number of claims that will ultimately result in payment. A 5% increase or decrease in either the expected average cost per claim or the frequency rate for claims with payments would result in an approximate $4.7 million increase or decrease in the Company’s recorded personal injury reserves.

Management believes that previous reserve estimates for prior claims were reasonable based on current information available. The Company is continuing its practice of accruing monthly for estimated claim costs, including any changes recommended by studies performed and evaluation of recent known trends; based on this practice, management believes all accruals are appropriately reflected.

Antitrust Lawsuit.  As of June 30, 2008, 29 putative class actions were on file against KCSR, along with the other Class I U.S. railroads (and, in some cases, the Association of American Railroads), in various Federal district courts alleging that the railroads conspired to fix fuel surcharges in violation of U.S. antitrust laws. On November 6, 2007, the Judicial Panel on Multidistrict Litigation ordered that these putative class action cases be consolidated for pretrial handling before the United States District Court for the District of Columbia, where the matters remain pending (“the Multidistrict Litigation”). All of the plaintiffs in the Multidistrict Litigation filed a Consolidated Amended Complaint on April 15, 2008. KCSR was not named as a defendant in that Consolidated Amended Complaint pursuant to an agreement with the Multidistrict Litigation plaintiffs to toll the statute of limitations, and the Multidistrict Litigation will not proceed with KCSR as a party. In any event, KCSR maintains there is no merit to the price fixing allegations asserted against the Company. If KCSR is named as a defendant in lawsuits making such claims in the future, either in the Multidistrict Litigation or otherwise, the Company intends to vigorously contest such allegations.

The New Jersey Attorney General’s office, which had sought information regarding fuel surcharges from KCSR and other railroads, has informed KCSR that it is discontinuing its investigation of KCSR with respect to fuel surcharges.

On March 25, 2008, Archer-Daniels-Midland Company (“ADM”) filed a complaint in the United States District Court for the District of Minnesota against the large Class I U.S. Railroads and KCSR, alleging that the railroads conspired to fix fuel surcharges in violation of U.S. antitrust laws and Minnesota antitrust statutes, or that fuel surcharges constituted unreasonable practices in violation of federal statutes. On July 25, 2008, KCSR received notification that the action has been dismissed.

Disputes Relating to Payments for the Use of Trackage and Haulage Rights and Interline Services.  KCSM and Ferrocarril Mexicano, S.A. de C.V. (“Ferromex”) both initiated administrative proceedings seeking a determination by the Mexican Secretaría de Comunicaciones y Transportes (“Ministry of Communications and Transportation” or “SCT”) of the rates that the companies should pay each other in connection with the use of trackage and haulage rights and interline and terminal services. The SCT, in March of 2002, issued rulings setting the rates for trackage rights. In August of 2002, the SCT issued a ruling setting the rates for interline and terminal services. KCSM and Ferromex appealed both rulings.

Following the trial and appellate court decisions, the Mexican Supreme Court in February of 2006, in a ruling from the bench, sustained KCSM’s appeal of the SCT’s trackage rights ruling, vacating the ruling and ordering the SCT to issue a new ruling consistent with the Court’s decision. On June 27, 2008, KCSM was served with the new ruling issued by the SCT. In this ruling, the SCT establishes the consideration that KCSM

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

and Ferromex must pay each other in connection with trackage rights granted between 2002 and 2004, and further states that should KCSM and Ferromex fail to reach an agreement in connection with the rates for the years after 2004, the SCT shall make a determination along the same lines. KCSM is currently in the process of analyzing the contents of this new ruling and evaluating its alternatives in connection therewith, including the possibility of challenging the ruling.

Related to the interline and terminal services appeal, as of the date of this filing, KCSM has not yet received the written opinion of the Mexican Supreme Court.

In addition, Ferromex filed two different commercial proceedings against KCSM in 2001 and 2004. In the first claim, which was served in 2001 and is related to the payment of consideration for interline services, KCSM received a favorable decision and Ferromex was ordered to pay costs and expenses. This decision is pending on an appeal filed by Ferromex. With respect to the second claim filed by Ferromex in 2004, KCSM received an unsatisfactory decision; however, the judgment is subject to an appeal which has been filed by KCSM.

Regarding the above matters, KCSM expects various proceedings and appeals to continue to evolve over the next few years. Additionally, KCSM believes that, based on its assessments of the facts in the cases as well as reviews of its defenses, the financial statements reflect management’s best estimates for outcomes in these matters, and although there is uncertainty, management does not believe there will be any material differences to the future results of operations in any quarter period related to these matters.

Disputes Relating to the Scope of the Mandatory Trackage Rights.  KCSM and Ferromex are parties to various civil cases involving disputes over the application and proper interpretation of the mandatory trackage rights. In August 2002, the SCT issued rulings determining Ferromex’s trackage rights in Monterrey, Nuevo León. KCSM and Ferromex both appealed the SCT’s rulings. At the Mexican Administrate Federal Court level, KCSM obtained what it believed were favorable rulings in April 2005. Ferromex appealed these rulings and the case was returned to the Mexican Administrative Federal Court. The Administrative Federal Court issued a ruling on June 11, 2007, which was served on KCSM on August 8, 2007. In the ruling, the Mexican Administrative Federal Court reversed the earlier favorable ruling and decided that Ferromex could use certain auxiliary tracks awarded to KCSM in its concession. KCSM appealed this ruling at the beginning of September 2007, arguing that the Mexican Administrative Federal Court wrongly failed to consider the earlier favorable decision in making its revised ruling and also failed to consider the length and limits of the trackage rights included in KCSM’s Concession title. On April 30, 2008, the Collegiate Court granted the appeal to KCSM in order for the Higher Court to issue a new judgment based upon the Concession title. The Company believes that based on its assessment of the facts in this case, there will be no material effect on KCS’ results of operations.

SCT Sanction Proceedings.  In April 2006, the SCT initiated a proceeding against KCSM, claiming that KCSM had failed to make certain minimum capital investments projected for 2004 and 2005 under its five-year business plan filed with the SCT prior to its acquisition by Kansas City Southern. KCSM believes it made capital expenditures exceeding the required amounts. KCSM responded to the SCT by providing evidence in support of its investments and explaining why it believes sanctions are not appropriate. In May 2007, KCSM was served with an SCT resolution regarding the sanction proceeding for 2004. In June 2007, KCSM was served with an SCT notification that it failed to make minimum capital investments for 2004 and 2005. The SCT imposed a fine in the amount of Ps.46,800. On August 16, 2007, KCSM filed a nullity claim against the 2004 investment plan resolution issued by the SCT, and on August 20, 2007, KCSM filed a nullity claim against the 2005 investment plan resolution, both before the Mexican Administrative Federal Court and if necessary, KCSM will have the right to appeal any adverse ruling by the Mexican Administrative Federal Court before the Mexican Federal Magistrates Tribunal. KCSM believes that even if the threatened sanctions become effective, there will be no material effect on KCSM’s results of operations. However, if these proceedings are conclusively ruled adversely against KCSM and sanctions are imposed, KCSM could be

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

subject to possible future revocation of its Concession if the SCT imposes sanctions on three additional occasions for the same failure over the remaining term of the Concession.

On July 23, 2008, the SCT delivered to KCSM notice of new sanction proceedings against KCSM, claiming, among other things, that KCSM refused to grant to Ferromex access to certain trackage rights at the same location on six different occasions. If it were decided that each of these refusals warranted a separate sanction and if final decisions were entered against KCSM in each of these instances, KCSM could be subject to a future SCT action seeking revocation of its Concession. The Company believes it has strong defenses to all charges, that there is no basis for sanctions, including the same or similar sanctions multiple times, and KCSM intends to defend all these proceedings vigorously. At the date of this filing management believes that based on its assessment of the facts, even if ultimately an unsatisfactory ruling was handed down from the SCT, it would not have a material financial effect on KCSM’s results of operations.

Credit Risk.  An area of risk currently being monitored by KCSM is the recent downturn in the automotive industry and related customer concentrations. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or weakening in economic trends could have a significant impact on the collectability of KCSM’s receivables and operating results. If the financial condition of KCSM’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Currently, management’s assessment is that it will collect all outstanding receivables or based on its assessment at this time has recorded necessary reserves as appropriate.

10.	Income Taxes.

The liability for unrecognized tax benefits decreased from $32.6 million as of December 31, 2007 to $1.3 million as of June 30, 2008, due to an Internal Revenue Service (“IRS”) examination for years 1997 through 2002. The remaining $1.3 million liability for unrecognized tax benefits at June 30, 2008 would affect the effective income tax rate if recognized and is not expected to change in the next 12 months.

As a result of the IRS examination settlement, accrued interest and penalties on unrecognized tax benefits was reduced from $15.8 million to zero as of December 31, 2007 and June 30, 2008, respectively, of which $6.6 million was recorded as a reduction in interest expense in the second quarter of 2008. The Company did not accrue for interest as of June 30, 2008, as an adjustment of the unrecognized tax benefit would affect the net operating losses available to reduce future tax payments.

11.	Segment Information.

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

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

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

The following tables (in millions) provide information by geographic area pursuant to Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
Revenues	2008	2007	2008	2007

U.S.	$265.2	$227.7	$509.8	$448.8
Mexico	221.0	199.4	427.0	389.6

Total revenues	$486.2	$427.1	$936.8	$838.4

	June 30,	December 31,
Long-lived Assets	2008	2007

U.S.	$2,191.8	$2,045.0
Mexico	2,151.2	2,088.3

Total long-lived assets	$4,343.0	$4,133.3

12.	Condensed Consolidating Financial Information.

KCSR has outstanding $200.0 million of 7 1/2% Senior Notes due 2009 and $275.0 million of 8.0% Senior Notes due 2015 which are unsecured obligations of KCSR, which are also jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by KCS and certain wholly-owned domestic subsidiaries. As a result, the following accompanying condensed consolidating financial information (in millions) has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered.” This condensed information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with U.S. GAAP. For the 7 1/2% senior note issue, KCSR registered exchange notes with the SEC that have substantially identical terms and associated guarantees; and all of the initial 7 1/2% senior notes have been exchanged for $200.0 million of registered exchange notes. The 8.0% senior notes were registered by means of an amendment to KCS’ shelf registration statement filed and declared effective by the SEC on May 23, 2008.

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended June 30, 2008
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Revenues	$—	$236.3	$4.4	$254.0	$(8.5)	$486.2
Operating expenses	2.3	188.2	6.0	194.0	(8.9)	381.6

Operating income (loss)	(2.3)	48.1	(1.6)	60.0	0.4	104.6
Equity in net earnings (losses) of unconsolidated affiliates	49.7	(2.2)	—	4.2	(47.0)	4.7
Interest income (expense)	4.8	(13.4)	1.8	(22.3)	1.4	(27.7)
Debt retirement costs	—	(5.6)	—	—	—	(5.6)
Foreign exchange gain	—	—	—	5.7	—	5.7
Other income	—	1.6	—	0.4	(1.8)	0.2

Income before income taxes and minority interest	52.2	28.5	0.2	48.0	(47.0)	81.9
Income tax expense (benefit)	(3.3)	13.1	0.1	16.5	—	26.4

Income before minority interest	55.5	15.4	0.1	31.5	(47.0)	55.5
Minority interest	0.1	—	—	—	—	0.1

Net income	$55.4	$15.4	$0.1	$31.5	$(47.0)	$55.4

	Three Months Ended June 30, 2007
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Revenues	$—	$203.2	$2.6	$228.5	$(7.2)	$427.1
Operating expenses	6.0	174.0	3.8	167.1	(6.9)	344.0

Operating income (loss)	(6.0)	29.2	(1.2)	61.4	(0.3)	83.1
Equity in net earnings of unconsolidated affiliates	35.5	1.4	—	2.4	(36.5)	2.8
Interest expense	(1.5)	(16.7)	(0.4)	(23.5)	0.5	(41.6)
Debt retirement costs	—	—	—	(6.9)	—	(6.9)
Foreign exchange gain	—	—	—	3.4	—	3.4
Other income (expense)	(0.3)	0.6	—	3.2	(0.2)	3.3

Income (loss) before income taxes and minority interest	27.7	14.5	(1.6)	40.0	(36.5)	44.1
Income tax expense (benefit)	(2.6)	5.5	(0.6)	11.5	—	13.8

Income (loss) before minority interest	30.3	9.0	(1.0)	28.5	(36.5)	30.3
Minority interest	0.1	—	—	—	—	0.1

Net income (loss)	$30.2	$9.0	$(1.0)	$28.5	$(36.5)	$30.2

CONDENSED CONSOLIDATING STATEMENTS OF INCOME — (Continued)

	Six Months Ended June 30, 2008
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Revenues	$—	$453.9	$8.5	$491.6	$(17.2)	$936.8
Operating expenses	5.6	377.5	12.2	371.5	(18.0)	748.8

Operating income (loss)	(5.6)	76.4	(3.7)	120.1	0.8	188.0
Equity in net earnings (losses) of unconsolidated affiliates	90.4	(1.5)	—	8.4	(88.5)	8.8
Interest income (expense)	4.3	(29.6)	1.5	(44.9)	1.5	(67.2)
Debt retirement costs	—	(5.6)	—	—	—	(5.6)
Foreign exchange gain	—	—	—	8.2	—	8.2
Other income	—	3.6	—	1.9	(2.3)	3.2

Income (loss) before income taxes and minority interest	89.1	43.3	(2.2)	93.7	(88.5)	135.4
Income tax expense (benefit)	(4.2)	19.4	(0.8)	27.7	—	42.1

Income (loss) before minority interest	93.3	23.9	(1.4)	66.0	(88.5)	93.3
Minority interest	0.2	—	—	—	—	0.2

Net income (loss)	$93.1	$23.9	$(1.4)	$66.0	$(88.5)	$93.1

	Six Months Ended June 30, 2007
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Revenues	$—	$401.6	$5.1	$445.9	$(14.2)	$838.4
Operating expenses	11.6	335.2	8.8	340.8	(13.5)	682.9

Operating income (loss)	(11.6)	66.4	(3.7)	105.1	(0.7)	155.5
Equity in net earnings of unconsolidated affiliates	61.9	1.3	—	2.4	(61.7)	3.9
Interest expense	(3.1)	(29.9)	(0.7)	(48.2)	0.9	(81.0)
Debt retirement costs	—	—	—	(6.9)	—	(6.9)
Foreign exchange gain	—	—	—	0.3	—	0.3
Other income (expense)	(0.3)	1.1	—	3.3	(0.2)	3.9

Income (loss) before income taxes and minority interest	46.9	38.9	(4.4)	56.0	(61.7)	75.7
Income tax expense (benefit)	(5.7)	15.1	(1.6)	15.3	—	23.1

Income (loss) before minority interest	52.6	23.8	(2.8)	40.7	(61.7)	52.6
Minority interest	0.2	—	—	—	—	0.2

Net income (loss)	$52.4	$23.8	$(2.8)	$40.7	$(61.7)	$52.4

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	June 30, 2008
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Assets:
Current assets	$16.2	$243.7	$2.3	$488.1	$(38.0)	$712.3
Investments held for operating purposes and affiliate investment	2,191.1	429.7	—	559.7	(3,114.6)	65.9
Property and equipment, net	—	1,409.8	216.7	1,502.5	—	3,129.0
Concession assets, net	—	—	—	1,214.0	—	1,214.0
Other assets	1.5	36.4	—	67.9	(15.1)	90.7

Total assets	$2,208.8	$2,119.6	$219.0	$3,832.2	$(3,167.7)	$5,211.9

Liabilities and equity:
Current liabilities	$361.3	$349.4	$118.4	$260.7	$(24.7)	$1,065.1
Long-term debt	0.2	286.7	0.5	980.0	—	1,267.4
Deferred income taxes	23.6	360.7	82.0	117.5	—	583.8
Other liabilities	3.5	112.5	7.6	119.5	(28.4)	214.7
Minority interest	1.2	31.4	—	260.7	(31.4)	261.9
Stockholders’ equity	1,819.0	978.9	10.5	2,093.8	(3,083.2)	1,819.0

Total liabilities and equity	$2,208.8	$2,119.6	$219.0	$3,832.2	$(3,167.7)	$5,211.9

	December 31, 2007
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Assets:
Current assets	$24.2	$268.7	$3.0	$405.7	$(55.9)	$645.7
Investments held for operating purposes and affiliate investment	2,100.1	436.7	—	571.3	(3,028.8)	79.3
Property and equipment, net	0.6	1,329.7	219.5	1,368.5	(0.5)	2,917.8
Concession assets, net	—	—	—	1,215.5	—	1,215.5
Other assets	1.5	27.4	—	41.0	—	69.9

Total assets	$2,126.4	$2,062.5	$222.5	$3,602.0	$(3,085.2)	$4,928.2

Liabilities and equity:
Current liabilities	$355.5	$428.7	$111.4	$234.9	$(31.8)	$1,098.7
Long-term debt	0.2	207.3	0.5	897.0	—	1,105.0
Deferred income taxes	11.9	341.1	83.0	63.1	—	499.1
Other liabilities	31.6	99.2	15.7	133.6	(24.0)	256.1
Minority interest	0.9	31.4	—	239.8	(29.1)	243.0
Stockholders’ equity	1,726.3	954.8	11.9	2,033.6	(3,000.3)	1,726.3

Total liabilities and equity	$2,126.4	$2,062.5	$222.5	$3,602.0	$(3,085.2)	$4,928.2

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2008
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Operating activities:
Excluding intercompany activity	$3.5	$78.4	$(5.9)	$89.4	$—	$165.4
Intercompany activity	5.9	(23.5)	7.4	10.2	—	—

Net cash provided	9.4	54.9	1.5	99.6	—	165.4

Investing activities:
Capital expenditures	—	(104.7)	—	(187.8)	—	(292.5)
Contribution from NS for MSLLC (net of change in restricted contribution)	—	—	—	15.2	—	15.2
Property investments in MSLLC	—	—	—	(16.9)	—	(16.9)
Other investing activities	—	6.3	(1.4)	(6.1)	—	(1.2)

Net cash used	—	(98.4)	(1.4)	(195.6)	—	(295.4)

Financing activities:
Proceeds from issuance of long-term debt	—	275.0	—	82.8	—	357.8
Repayment of long-term debt	(0.6)	(232.8)	—	(1.0)	—	(234.4)
Other financing activities	(8.6)	(10.4)	—	(0.5)	—	(19.5)

Net cash provided (used)	(9.2)	31.8	—	81.3	—	103.9

Cash and cash equivalents:
Net increase (decrease)	0.2	(11.7)	0.1	(14.7)	—	(26.1)
At beginning of year	(0.2)	27.6	0.1	28.0	—	55.5

At end of period	$—	$15.9	$0.2	$13.3	$—	$29.4

Kansas City Southern

Notes to Consolidated Financial Statements — (Continued)

	Six Months Ended June 30, 2007
			Guarantor	Non-Guarantor	Consolidating	Consolidated
	Parent	KCSR	Subsidiaries	Subsidiaries	Adjustments	KCS

Operating activities:
Excluding intercompany activity	$(11.5)	$85.5	$0.2	$85.9	$—	$160.1
Intercompany activity	24.2	(15.3)	0.1	(9.0)	—	—

Net cash provided	12.7	70.2	0.3	76.9	—	160.1

Investing activities:
Capital expenditures	—	(79.3)	—	(53.4)	—	(132.7)
Contribution from NS for MSLLC (net of change in restricted contribution)	(0.1)	—	—	63.5	—	63.4
Property investments in MSLLC	—	—	—	(48.4)	—	(48.4)
Other investing activities	—	(9.1)	—	11.5	—	2.4

Net cash used	(0.1)	(88.4)	—	(26.8)	—	(115.3)

Financing activities:
Proceeds from issuance of long-term debt	—	75.0	—	211.7	—	286.7
Repayment of long-term debt	—	(74.9)	—	(237.4)	—	(312.3)
Debt costs	—	(3.1)	—	(15.8)	—	(18.9)
Proceeds from stock plans	0.6	—	—	—	—	0.6
Dividends paid	(13.6)	—	—	—	—	(13.6)

Net cash used	(13.0)	(3.0)	—	(41.5)	—	(57.5)

Cash and cash equivalents:
Net increase (decrease)	(0.4)	(21.2)	0.3	8.6	—	(12.7)
At beginning of year	0.2	36.2	—	42.6	—	79.0

At end of period	$(0.2)	$15.0	$0.3	$51.2	$—	$66.3

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Kansas City Southern:

We have reviewed the accompanying consolidated balance sheet of Kansas City Southern and subsidiaries (the Company) as of June 30, 2008, the related consolidated statements of income for the three-month and six-month periods ended June 30, 2008 and 2007, and the related consolidated statements of cash flows for the six-month periods ended June 30, 2008 and 2007. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for the year then ended (not presented herein); and in our report dated February 15, 2008, we expressed an unqualified opinion on those consolidated financial statements. Our report refers to the Company’s adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2007 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

Kansas City, Missouri
July 31, 2008

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

Critical Accounting Policies and Estimates.

The Company’s discussion and analysis of its financial position and results of operations is based upon its consolidated financial statements. The preparation of the financial statements requires estimation and judgment that affect the reported amounts of revenue, expenses, assets, and liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the accounting for assets and liabilities that are not readily apparent from other sources. If the estimates differ materially from actual results, the impact on the consolidated financial statements may be material. The Company’s critical accounting policies are disclosed in the 2007 annual report on Form 10-K. There have been no significant changes with respect to these policies during the first six months of 2008.

Overview.

The Company is engaged in the freight rail transportation business through operating a single coordinated rail network and operates under one reportable business segment. The primary operating subsidiaries of the Company consists of the following: The Kansas City Southern Railway Company (“KCSR”), The Texas Mexican Railway Company (“TexMex”), Meridian Speedway, LLC (“MSLLC”), and Kansas City Southern de México, S.A. de C.V. (“KCSM”). The Company generates revenues and cash flows by providing customers with freight delivery services within its regions, and throughout North America through connections with other Class I rail carriers. Customers conduct business in a number of different industries, including electric-generating utilities, chemical and petroleum products, industrial and consumer products, agriculture and mineral products, automotive products and intermodal transportation. Appropriate eliminations and reclassifications have been recorded in deriving consolidated financial statements.

Second Quarter Analysis.

The Company reported quarterly earnings of $0.56 per diluted share on consolidated net income of $55.4 million for the three months ended June 30, 2008, compared to quarterly earnings of $0.30 per diluted share on consolidated net income of $30.2 million for the same period ended 2007. The revenue growth of 13.8% during the second quarter 2008 was primarily driven by price increases, increased fuel surcharges, including participation, and certain new business growth.

Cash flows from operations increased to $165.4 million as compared to $160.1 million for the six month periods ended June 30, 2008 and 2007, respectively, an increase of $5.3 million from the prior year period. The increase is primarily due to increased net income and distributions from unconsolidated affiliates, primarily offset by changes in working capital items, resulting mainly from the timing of certain payments and receipts. Capital expenditures are a significant use of cash flows due to the capital intensive nature of railroad operations and the Company’s growth strategy. Cash used for capital expenditures for the six months ended June 30, 2008 was $292.5 million as compared to $132.7 million for the same period in 2007.

Results of Operations.

Net income for the second quarter of 2008 increased $25.2 million compared to the prior year second quarter.

The following summarizes KCS’ income statement (in millions):

	Three Months
	Ended June 30,		Change
	2008	2007	Dollars	Percent

Revenues	$486.2	$427.1	$59.1	14%
Operating expenses	381.6	344.0	37.6	11%

Operating income	104.6	83.1	21.5	26%
Equity in net earnings of unconsolidated affiliates	4.7	2.8	1.9	68%
Interest expense	(27.7)	(41.6)	13.9	(33)%
Debt retirement costs	(5.6)	(6.9)	1.3	(19)%
Foreign exchange gain	5.7	3.4	2.3	68%
Other income	0.2	3.3	(3.1)	(94)%

Income before income taxes and minority interest	81.9	44.1	37.8	86%
Income tax expense	26.4	13.8	12.6	91%

Income before minority interest	55.5	30.3	25.2	83%
Minority interest	0.1	0.1	—	—

Net income	$55.4	$30.2	$25.2	83%

	Six Months Ended
	June 30,		Change
	2008	2007	Dollars	Percent

Revenues	$936.8	$838.4	$98.4	12%
Operating expenses	748.8	682.9	65.9	10%

Operating income	188.0	155.5	32.5	21%
Equity in net earnings of unconsolidated affiliates	8.8	3.9	4.9	126%
Interest expense	(67.2)	(81.0)	13.8	(17)%
Debt retirement costs	(5.6)	(6.9)	1.3	(19)%
Foreign exchange gain	8.2	0.3	7.9	2,633%
Other income	3.2	3.9	(0.7)	(18)%

Income before income taxes and minority interest	135.4	75.7	59.7	79%
Income tax expense	42.1	23.1	19.0	82%

Income before minority interest	93.3	52.6	40.7	77%
Minority interest	0.2	0.2	—	—

Net income	$93.1	$52.4	$40.7	78%

Revenues.

The following summarizes revenues (in millions) and carload statistics (in thousands).

	Revenues				Carloads and Units
	Three Months				Three Months
	Ended June 30,		Change		Ended June 30,		Change
	2008	2007	Dollars	Percent	2008	2007	Units	Percent

Chemical and petroleum	$93.9	$78.3	$15.6	20%	64.6	57.0	7.6	13%
Industrial and consumer products	140.0	124.6	15.4	12%	101.3	100.0	1.3	1%
Agriculture and minerals	117.7	99.4	18.3	18%	75.6	75.7	(0.1)	—

Total general commodities	351.6	302.3	49.3	16%	241.5	232.7	8.8	4%
Intermodal and automotive	72.4	62.6	9.8	16%	155.2	149.8	5.4	4%
Coal	48.1	45.5	2.6	6%	68.7	77.6	(8.9)	(11)%

Carload revenues, carloads and units	472.1	410.4	61.7	15%	465.4	460.1	5.3	1%

Other revenue	14.1	16.7	(2.6)	(16)%

Total revenues(i)	$486.2	$427.1	$59.1	14%

(i) Included in revenues:
Fuel surcharge	$48.7	$30.9

	Revenues				Carloads and Units
	Six Months				Six Months
	Ended June 30,		Change		Ended June 30,		Change
	2008	2007	Dollars	Percent	2008	2007	Units	Percent

Chemical and petroleum	$180.6	$153.9	$26.7	17%	126.2	111.6	14.6	13%
Industrial and consumer products	263.9	246.8	17.1	7%	196.1	202.1	(6.0)	(3)%
Agriculture and minerals	226.5	193.2	33.3	17%	147.4	148.6	(1.2)	(1)%

Total general commodities	671.0	593.9	77.1	13%	469.7	462.3	7.4	2%
Intermodal and automotive	136.5	119.1	17.4	15%	306.5	301.9	4.6	2%
Coal	95.1	90.6	4.5	5%	141.4	152.7	(11.3)	(7)%

Carload revenues, carloads and units	902.6	803.6	99.0	12%	917.6	916.9	0.7	—

Other revenue	34.2	34.8	(0.6)	(2)%

Total revenues(i)	$936.8	$838.4	$98.4	12%

(i) Included in revenues:
Fuel surcharge	$90.3	$61.4

For the three and six months ended June 30, 2008, revenues increased $59.1 million and $98.4 million compared to the same periods in 2007, primarily due to certain new business growth, rate increases, and increased fuel surcharges, including participation, compared to last year. The following discussion provides an analysis of revenues by commodity group.

Revenues by commodity
group for the three months
ended June 30, 2008

Chemical and petroleum.  Revenues increased $15.6 million and $26.7 million for the three and six months ended June 30, 2008, compared to the same periods in 2007, due to increased traffic volumes from new business primarily in the plastics channel and targeted rate increases across all channels.
.
Industrial and consumer products.  Revenues increased $15.4 million and $17.1 million for the three and six months ended June 30, 2008, compared to the same periods in 2007, primarily due to higher demand in the metal and scrap channel in coil and pipe products as well as new business within the channel. Targeted rate increases primarily in paper products were partially offset by decreases in volume due to the declining housing market which impacted the forest products channel and declines in beer export volume from Mexico reflected in the other channel.

Agriculture and minerals.  Revenues increased $18.3 million and $33.3 million for the three and six months ended June 30, 2008, compared to the same periods in 2007, driven by targeted rate increases, fuel surcharge increases and increased length of haul of cross border traffic from customers moving their business from other rail lines onto the KCS network. Grain traffic accounted for the majority of the increase in revenues as cross border traffic into Mexico remained strong in the first half of 2008. Additionally, revenues increased in the ores and minerals channel in the second quarter of 2008 compared to 2007 due to a slowdown that occurred in the work force at a customer’s facility that produces iron ore.

Intermodal and automotive.  Revenues increased $9.8 million and $17.4 million in the intermodal and automotive sector for the three and six months ended June 30, 2008, compared to the same periods in 2007. Primary drivers were targeted rate increases as well as new long haul business in automotive and increased import and export of intermodal containerized business originating from the port of Lázaro Cárdenas. The increase in intermodal volume was partially offset by volume reductions related to certain haulage business.

Coal.  Revenue increased $2.6 million and $4.5 million for the three and six months ended June 30, 2008, compared to the same periods in 2007, due to an increase in fuel surcharge participation, increased length of haul, and rate increases, partially offset by lower volumes due to higher stockpile levels, utility customer maintenance outages, and adverse weather in the Midwest affecting the deliveries during the first half of 2008.

Operating Expenses.

Operating expenses increased $37.6 million and $65.9 million for the three and six months ended June 30, 2008, when compared to the same periods in 2007, as shown below (in millions).

	Three Months
	Ended June 30,		Change
	2008	2007	Dollars	Percent

Compensation and benefits	$98.3	$98.5	$(0.2)	—
Purchased services	49.7	43.1	6.6	15%
Fuel	91.2	65.7	25.5	39%
Equipment costs	47.9	48.5	(0.6)	(1)%
Depreciation and amortization	40.8	40.8	—	—
Casualties and insurance	19.2	17.5	1.7	10%
Materials and other	34.5	29.9	4.6	15%

Total operating expenses	$381.6	$344.0	$37.6	11%

	Six Months
	Ended June 30,		Change
	2008	2007	Dollars	Percent

Compensation and benefits	$204.4	$198.4	$6.0	3%
Purchased services	94.6	89.8	4.8	5%
Fuel	169.1	128.2	40.9	32%
Equipment costs	93.7	93.4	0.3	—
Depreciation and amortization	81.5	78.9	2.6	3%
Casualties and insurance	38.2	36.9	1.3	4%
Materials and other	67.3	57.3	10.0	17%

Total operating expenses	$748.8	$682.9	$65.9	10%

Compensation and benefits.  Compensation and benefits decreased $0.2 million and increased $6.0 million for the three and six months ended June 30, 2008, compared to the same periods in 2007. Compensation and benefits expense increased due to annual wage and salary rate increases, new collective bargaining agreements which became effective July 1, 2007, severance obligations incurred in the second quarter of 2008, and an increase in the Mexico statutory profit sharing expense. These increases were offset by lower share-based compensation expense as a result of employee forfeitures in the second quarter of 2008 as well as an increase in capitalized overhead rates as compared to the prior period.

Purchased services.  Purchased services increased $6.6 million and $4.8 million for the three and six months ended June 30, 2008, compared to the same periods in 2007, primarily due to an increase in locomotive maintenance expense in Mexico compared to the same prior period quarter, equipment and track structure maintenance expenses, and volume driven switching costs.

Fuel.  Fuel expense increased $25.5 million and $40.9 million for the three and six months ended June 30, 2008, compared with the same periods in 2007, primarily due to higher diesel fuel prices, partially offset by lower consumption in certain parts of the network and increased fuel efficiency driven primarily by older locomotives being replaced with new locomotives through a strategic initiative in 2007 and 2008.

Equipment costs.  Equipment costs decreased $0.6 million for the three months ended June 30, 2008, primarily due to lower short term equipment leases and car hire expense driven by improved asset utilization, partially offset by an increase in locomotive lease expense. Equipment costs increased $0.3 million for the six months ended June 30, 2008, primarily due to an increase in locomotive lease expense, primarily offset by lower car hire expense and short term equipment lease expense.

Depreciation and amortization.  Depreciation and amortization expenses were flat for the three months ended June 30, 2008, and increased $2.6 million for the six months ended June 30, 2008, compared to the same periods in 2007.

Casualties and insurance.  Casualties and insurance expenses increased $1.7 million and $1.3 million for the three and six months ended June 30, 2008, compared to the same periods in 2007, primarily due to lower expense in 2007 from a favorable reinsurance litigation settlement received in the second quarter of 2007. The 2008 periods reflect reductions in personal injury, derailment and environmental expenses.

Materials and other.  Materials and other expense increased $4.6 million and $10.0 million for the three and six months ended June 30, 2008, compared to the same periods in 2007, due to lower sales and use tax in the first quarter of 2007 as a result of a favorable tax ruling, and higher employee expenses and increased materials and supplies used for the maintenance of freight cars and locomotives in the current year periods.

Non-Operating Expenses.

Equity in Net Earnings (Losses) of Unconsolidated Affiliates.  Equity in earnings from unconsolidated affiliates was $4.7 million and $8.8 million for the three and six month periods ended June 30, 2008, compared to $2.8 million and $3.9 million for the same periods in 2007. Significant components of this change follow:

•	Equity in earnings from the operations of Panama Canal Railway Company (“PCRC”) was $1.9 million and $3.4 million for the three and six month periods ended June 30, 2008, compared to $0.8 million and $1.7 million for the same periods in 2007. The increase is primarily due to increased freight revenue driven by higher volume.

•	Equity in earnings of Southern Capital Corporation, LLC (“Southern Capital”) was $1.5 million and $2.8 million for the three and six month periods ended June 30, 2008, compared to $1.5 million and $2.5 million for the same periods in 2007. The increase is primarily attributed to increased lease income as well as a reduction in interest and administrative expenses.

•	KCSM’s equity in earnings of Ferrocarril y Terminal del Valle de México, S.A. de C.V. (“FTVM”) was $1.3 million and $2.6 million for the three and six month periods ended June 30, 2008, compared to earnings of $0.5 million and a loss of $0.3 million for the same periods in 2007. The increase is primarily due to a maintenance accrual adjustment in the second quarter of 2008 and a prior year loss recorded in the first quarter of 2007.

Interest Expense.  Interest expense decreased by $13.9 million and $13.8 million for the three and six months ended June 30, 2008, compared to the same periods in 2007, primarily due to lower interest rates related to debt refinancing as well as lower accrued interest for various tax related matters as a result of settlements.

Debt Retirement Costs.  Debt retirement costs were $1.3 million lower for the three and six month periods ended June 30, 2008. In May 2008, KCSR redeemed its 9 1/2% Senior Notes due October 1, 2008 and expensed $5.6 million for cash tender offer expenses and unamortized debt issuance costs. In June of 2007, KCSM redeemed its 12 1/2% Senior Notes due in 2012 and entered into a new bank credit agreement. The charge of $16.7 million for the call premium and the write-off of unamortized debt issuance costs associated with the extinguished debt was partially offset by the $9.8 million write off of the unamortized purchase accounting fair value effect related to the 12 1/2% Senior Notes.

Foreign Exchange.  For the three and six months ended June 30, 2008, the foreign exchange gain was $5.7 million and $8.2 million, compared to a foreign exchange gain of $3.4 million and $0.3 million for the same periods in 2007, due to fluctuations in the U.S. dollar versus the Mexican peso exchange rates.

Other Income.  Other income for the three and six months ended June 30, 2008, was $0.2 million and $3.2 million, compared to $3.3 million and $3.9 million for the same periods in 2007, and consists primarily of miscellaneous interest income and dividend income.

Income Tax Expense.  For the three and six months ended June 30, 2008, the income tax provision was $26.4 million and $42.1 million as compared to $13.8 million and $23.1 million for the same periods in 2007. The increase in the income tax provision was primarily due to higher pre-tax income. The effective income tax rate was 32.2% and 31.1% for the three and six months ended June 30, 2008, as compared to 31.3% and 30.5% for the same periods in 2007.

Liquidity and Capital Resources.

Overview.

KCS’ primary uses of cash are to support operations; maintain and improve its railroad and information systems infrastructure; pay debt service and preferred stock dividends; acquire new and maintain existing locomotives, rolling stock and other equipment; and meet other obligations. See “Cash Flow Information” below.

As of June 30, 2008, KCS has a debt capitalization ratio (total debt as a percentage of total debt plus equity) of 51.0 percent. Its primary sources of liquidity are cash flows generated from operations, borrowings under its revolving credit facilities and access to debt and equity capital markets. Although KCS has had more than adequate access to the capital markets, as a non-investment grade company, the financial terms under which funding is obtained often contain restrictive covenants. The covenants constrain financial flexibility by restricting or prohibiting certain actions, including the ability to incur additional debt for any purpose other than refinancing existing debt, create or suffer to exist additional liens, make prepayments of particular debt, pay dividends on common stock, make capital investments, engage in transactions with stockholders and affiliates, issue capital stock, sell certain assets, and engage in mergers and consolidations or in sale-leaseback transactions. On June 30, 2008, total available liquidity (the unrestricted cash balance plus revolving credit facility availability) was approximately $110 million.

As a result of KCS acquiring a controlling interest in KCSM, KCSM became subject to the terms and conditions of the indentures governing KCSR’s 7 1/2% and 9 1/2% senior notes issues. The restrictive covenants of these indentures limit the ability of KCSM to incur additional debt for any purpose other than the refinancing of existing debt and certain new asset financing. On May 21, 2008, KCSR and the guarantors of KCSR’s obligations under the 9 1/2% senior notes, entered into a supplemental indenture which eliminated most of the restrictive covenants contained in the indenture governing the 9 1/2% senior notes. On May 30, 2008, KCSR entered into a new indenture related to its 8.0% senior notes, containing restrictive covenants similar to those set forth in the indenture governing the 7 1/2% senior notes. KCSM is an unrestricted subsidiary under the 8.0% senior notes and is not subject to the restrictive covenants related thereto. The Company was in compliance with all of its debt covenants as of June 30, 2008.

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

On May 19, 2008, Moody’s Investors Service (“Moody’s”) raised the corporate family ratings of KCS and KCSM to B1 from B2. At the same time, Moody’s raised the ratings on KSCR’s senior notes to B2 from B3, KCSM’s senior notes to B1 from B2, and KCS’ preferred stock to B3 from Caa1. The rating outlook remains stable for all issuers.

Cash Flow Information.

Summary cash flow data follows (in millions):

	Six Months Ended June 30,
	2008	2007

Cash flows provided by (used for):
Operating activities	$165.4	$160.1
Investing activities	(295.4)	(115.3)
Financing activities	103.9	(57.5)

Net decrease in cash and cash equivalents	(26.1)	(12.7)
Cash and cash equivalents beginning of year	55.5	79.0

Cash and cash equivalents end of period	$29.4	$66.3

During the six months ended June 30, 2008, the consolidated cash position decreased $26.1 million from December 31, 2007, due to a higher level of capital expenditures, which was partially offset by improved operating performance and net proceeds from the issuance of the 8.0% Senior Notes. As compared to the six months ended June 30, 2007, cash flow from operating activities increased $5.3 million as a result of improved operating performance, partially offset by changes in working capital items, resulting mainly from the timing of certain payments and receipts. Net investing cash outflows increased $180.1 million due to a higher level of capital expenditures. Financing activity cash inflows increased $161.4 million due to the proceeds from the issuance of the 8.0% Senior notes and from financing locomotives purchased in December 2007 and January 2008, partially offset by the redemption of the 9 1/2% Senior Notes.

KCS’ cash flow from operations has historically been sufficient to fund operations, roadway capital expenditures, other capital improvements and debt service. External sources of cash (principally bank debt, public and private debt, preferred stock and leases) have been used to refinance existing indebtedness and to fund acquisitions, new investments and equipment additions.

Capital Expenditures.

Capital improvements for roadway track structures and improvements have historically been funded with cash flows from operations. KCS has historically used internally generated cash flows or lease financing for equipment acquisition.

The following summarizes the cash capital expenditures by type (in millions):

	Six Months Ended June 30,
	2008	2007

Roadway capital programs
Track structure	$100.1	$65.6
Other improvements	17.6	12.3

Total roadway capital programs	117.7	77.9
Locomotive acquisitions	79.1	8.4
Capacity	65.3	18.8
Equipment	20.8	16.0
Information technology	4.0	3.7
Other	5.6	7.9

Total capital expenditures	$292.5	$132.7

Other Matters.

KCSR 9 1/2% Senior Notes.  On May 8, 2008, pursuant to an offer to purchase, KCSR commenced a cash tender offer and consent solicitation for any and all outstanding 9 1/2% Senior Notes due October 1, 2008. KCSR received consents in connection with the tender offer and consent solicitation from holders of over 99% of the 9 1/2% Senior Notes and purchased the tendered notes in accordance with the terms of the tender offer with proceeds received from the issuance of the $275.0 million 8.0% Senior Notes due June 1, 2015.

KCSR 8.0% Senior Notes.  On May 30, 2008, KCSR, issued the 8.0% Senior Notes, which bear interest semiannually at a fixed annual rate of 8.0% and are fully and unconditionally guaranteed by KCS and certain subsidiaries of KCS who guarantee KCSR’s credit facilities. The 8.0% Senior Notes and the note guarantees will rank pari passu in right of payment with KCSR’s, KCS’, and the Note Guarantors’ existing and future unsecured, unsubordinated obligations. A portion of the proceeds from the issuance of the 8.0% Senior Notes was used to pay $198.7 million of the principal amount of the 9 1/2% Senior Notes and the applicable premium and expenses associated with the redemption. The remaining proceeds from the issuance were used to reduce borrowings under the KCSR revolving credit facility and for general corporate purposes. The 8.0% Senior Notes are redeemable in whole or in part prior to June 1, 2012 by paying the greater of either 101% of the principal amount or a “make whole” premium.

Employee and Labor Relations.  A negotiating process for new, major collective bargaining agreements covering all of KCSR’s union employees has been underway since the bargaining round was initiated November 1, 2004. Wages, health and welfare benefits, work rules and other issues have traditionally been addressed through industry-wide negotiations. KCSR participates as a member of the National Carrier’s Conference Committee representing the participating carriers. Long term agreement settlements have been reached during 2007 and in the first half of 2008 covering approximately 95% of KCSR’s unionized work force. Negotiations are ongoing with one remaining union representing KCSR employees and are expected to conclude in the second half of 2008 under similar terms to the other settlements. Existing agreements continue to remain in effect until new agreements are reached. Contract negotiations with the various unions generally take place over an extended period of time and have not historically resulted in any disruption to business operations during negotiations.

KCSM union employees are covered by one labor agreement, which was signed on June 23, 1997 between KCSM and the Sindicato de Trabajadores Ferrocarrileros de la República Mexicana (Mexican Railroad Union), for a term of 50 years, for the purpose of regulating the relationship between the parties and improving conditions for the union employees. Approximately 80% of KCSM employees are covered by this labor agreement. The compensation terms under this labor agreement are subject to renegotiation on an annual basis. The labor negotiation with the Union in Mexico has not historically resulted in any disruption to business operations. KCSM anticipates that the expected settlements in the second half of 2008 will not have a material impact to the consolidated financial statements.

Contractual Obligations.  During second quarter 2008, the Company effectively settled the Internal Revenue Service examination of tax years 1997 through 2002. As a result, the liability for unrecognized tax benefits decreased from $32.6 million as of December 31, 2007 to $1.3 million as of June 30, 2008. Due to the high degree of uncertainty regarding the timing of future cash outflows related to the $1.3 million liability, the year of expected settlement is not reasonably estimable.

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

For information related to the Company’s settlements and other legal proceedings, see Note 9, Commitments and Contingencies under Part I, Item 1, of this quarterly report on Form 10-Q.

Item 1A.	Risk Factors.

There were no material changes during the quarter in the Risk Factors disclosed in Item 1A — “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

The Company held its 2008 Annual Meeting of Stockholders (“Annual Meeting”) on May 1, 2008. A total of 71,242,035 shares of the common stock, $.01 per share par value, and preferred stock, par value $25.00 per share, or 92.03% of the outstanding voting stock on the record date (77,411,742 shares), was represented at the Annual Meeting, thereby constituting a quorum. These shares voted together as a single class.

Proxies for the meeting were solicited pursuant to Regulation 14A; there was no solicitation in opposition to management’s nominees for directors as listed in such Proxy Statement and all such nominees were elected. The voting for the election of directors was as follows:

Total Shares

Election of three Directors
(i) Henry R. Davis
For	69,762,575
Against	—
Withheld	1,479,459

Total	71,242,034

(ii) Robert J. Druten
For	70,666,300
Against	—
Withheld	575,734

Total	71,242,034

(iii) Rodney E. Slater
For	70,117,675
Against	—
Withheld	1,124,363

Total	71,242,038

The terms of office of directors Michael R. Haverty and Thomas A. McDonnell will expire at the annual meeting of stockholders in 2009. The terms of office of directors James R. Jones, Karen L. Pletz, and Terrence P. Dunn will expire at the annual meeting of stockholders in 2010.

Listed below are the other matters voted on at the Company’s Annual Meeting. These matters are fully described in the Company’s Definitive Proxy Statement. The voting was as follows:

Total Shares

Ratification of Audit Committee’s Selection of Independent Registered Public Accounting Firm for 2008
For	69,445,964
Against	209,579
Withheld	1,586,492

Total	71,242,035

Total Shares

Reapproval of Performance Measures of KCS’s 1991 Amended and Restated Stock Option and Performance Award Plan
For	51,413,272
Against	2,410,088
Withheld	458,474
Not voted by broker	16,960,201

Total	71,242,035

Item 5.	Other Information.

None

Item 6.	Exhibits

Exhibit No.	Description of Exhibits Filed with this Report

15.1	Letter regarding unaudited interim financial information is attached to this Form 10-Q as Exhibit 15.1
31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.1
31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.2
32.1	Principal Executive Officer’s Certification furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 32.1
32.2	Principal Financial Officer’s Certification furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 32.2

Exhibit No.	Description of Exhibits Incorporated by Reference

4.1	Underwriting Agreement dated May 27, 2008 among KCSR, Morgan Stanley & Co. Incorporated and Bank of America Securities, as representatives of the underwriters listed therein, is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 2, 2008.
4.2	Indenture dated May 30, 2008 among KCSR, KCS, the Note Guarantors and U.S. Bank National Association, as trustee and paying agent, is incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 2, 2008.
10.1	Fourth Supplemental Indenture, dated May 21, 2008, to the September 27, 2000 Indenture, among KCS, KCSR, certain other subsidiaries of the Company and the Bank of New York as trustee, is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 23, 2008.
10.2	Confidential Severance Agreement and Full and General Release dated June 26, 2008, between KCSR and Arthur L. Shoener, is incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed on July 2, 2008.
10.3	Amendment No. 1 to the Kansas City Southern 1991 Amended and Restated Stock Option and Performance Award Plan, is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 8, 2008.
10.4	Kansas City Southern 2008 Stock Option and Performance Award Plan to become effective on or about October 7, 2008, is incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 8, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on July 31, 2008.

Kansas City Southern

/s/ Patrick J. Ottensmeyer
Patrick J. Ottensmeyer
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/  Michael K. Borrows
Michael K. Borrows
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)